Form 10-K
period 1993-12-31
SOUTH JERSEY INDUSTRIES INC
filed 1994-03-28
CIK 91928

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1993     Commission File Number 1-6364

                          SOUTH JERSEY INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

            New Jersey                                22-1901645
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

Number One South Jersey Plaza, Route 54
          Folsom, New Jersey                              08037
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (609) 561-9000

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
         Title of each class                      on which registered
             Common Stock                     New York Stock Exchange and
      ($1.25 par value per share)             Philadelphia Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of approximately 8,490,400 shares of voting stock held by non-affiliates of the registrant as of March 10, 1994 was $187,850,000. As of March 10, 1994, there were 9,887,571 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference:
          In Part  I of Form 10-K:  Pages 14, 16, 17, 18 and 20 of 1993
             Annual Report to Shareholders
          In Part II of Form 10-K:  Page 1 and Pages 10 through 22 of 1993
             Annual Report to Shareholders
          In Part III of Form 10-K:  Pages 1 through 12 (except as stated in
             Item 11 of this Form 10-K) of the Proxy Statement dated March 9, 1994 for the 1994 Annual Meeting of Shareholders

                                  PART I
Item 1.   Business

General

     The registrant, South Jersey Industries, Inc. (the Company), a New Jersey corporation, was formed in 1969 for the purpose of owning and holding all of the outstanding common stock of South Jersey Gas Company (South Jersey Gas), a public utility, and acquiring and developing nonutility lines of business. Energy & Minerals, Inc. (EMI), a wholly-owned subsidiary of the Company, was formed in 1977 to own, finance and further develop certain nonutility businesses. Through a subsidiary, EMI is engaged in the mining, processing and marketing of construction, commercial, industrial and other specialty sands and gravels. South Jersey Energy Company, a wholly-owned subsidiary of the Company, provides services for the acquisition and transportation of natural gas for commercial and industrial users. R&T Group, Inc. (R&T), a wholly-owned subsidiary of the Company, was formed in 1989 to own, finance and further develop certain utility construction, general construction and environmental remediation businesses. R&T engages in these businesses through several operating subsidiaries.

Financial Information About Industry Segments

     Information regarding the Industry Segments is incorporated by reference to Note 2 on page 16 of the Company's Annual Report to Shareholders for the year ended December 31, 1993, which Annual Report is attached to this report.
See Item 14(c)(13).

Description of Business

     The Company is engaged in the business of operating, through subsidiaries, various business enterprises. The Company's most significant subsidiary is South Jersey Gas.

     South Jersey Gas, a New Jersey corporation, is an operating public utility company engaged in the purchase, transmission and sale of natural gas for residential, commercial and industrial use in an area of approximately 2,500 square miles in the southern part of New Jersey. South Jersey Gas also transports natural gas purchased directly by some of its customers.

     South Jersey Gas' service territory includes 112 municipalities throughout Atlantic, Cape May, Cumberland and Salem Counties and portions of Burlington, Camden and Gloucester Counties, with an estimated permanent population of 1,004,000.

     South Jersey Gas serves 235,067 residential, commercial and industrial customers (at December 31, 1993) in southern New Jersey. Gas sales and transportation for 1993 amounted to 59,080,000 Mcf (thousand cubic feet), of which 48,084,000 Mcf was firm sales and transportation, 7,433,000 Mcf was interruptible sales and transportation and 3,563,000 Mcf was off system sales. The breakdown of firm sales includes 40.3% residential, 19.1% commercial, 14.0% cogeneration and electric generation, 5.4% industrial and other, and 21.2% transportation. At year-end 1993, the Company served 218,484 residential customers, 16,206 commercial customers and 377 industrial customers. This includes 1993 net additions of 5,545 residential customers and 357 commercial customers. The decrease of 17 industrial customers is mainly attributed to transfers between customer classifications. South Jersey Gas generates transportation revenues for delivering such supplies.

     Under a five-year agreement executed in 1990 with Atlantic Electric, an electric utility serving southern New Jersey, South Jersey Gas supplies natural gas to Atlantic Electric's combustion turbine facility in Cumberland County. This gas service is being provided under the terms of a firm electric service tariff approved by the New Jersey Board of Regulatory Commissioners (BRC) on a demand/commodity basis. In 1993, 2.9 Bcf (billion cubic feet) was delivered under this agreement.

     South Jersey Gas serviced eight cogeneration facilities in 1993 and one additional facility is expected to come into service later in 1994. Combined sales and transportation of natural gas to such customers amounted to approximately 9 Bcf in 1993.

     During 1993, South Jersey Gas began making wholesale non-jurisdictional gas sales for resale to gas marketers for ultimate delivery to end users. These "off-system" sales were made possible through the issuance of FERC Order No.
547. This order issues blanket certificates of public convenience and necessity authorizing all parties, which are not interstate pipelines, to make FERC jurisdictional gas sales for resale at negotiated rates. During 1993, off-system sales amounted to 3.6 Bcf. Gas supply utilized to make said sales was gas available in excess of the requirements of its jurisdictional customers.

     Supplies of natural gas available to South Jersey Gas that are in excess of the quantity required by those customers who use gas as their sole source of fuel (firm customers) make possible the sale of gas on an interruptible basis to commercial and industrial customers whose equipment is capable of using natural gas or other fuels, such as fuel oil and propane. The term "interruptible" is used in the sense that deliveries of natural gas may be terminated by South Jersey Gas at any time if this action is necessary to meet the needs of customers purchasing gas under firm rate tariffs. Usage by interruptible customers in 1993 amounted to approximately 11.0 Bcf. (Approximately 18.6 percent of the total volume of gas delivered).

     No material part of South Jersey Gas business is dependent upon a single customer or a few customers.

     The majority of the South Jersey Gas residential customers reside in the northern and western portions of its service territory in Burlington, Camden, Salem and Gloucester counties. Approximately 50 percent of new customers reside in this section of the service territory, which includes the residential suburbs of Wilmington and Philadelphia. The franchise area to the east is centered on Atlantic City and the neighboring resort communities in Atlantic and Cape May counties, which experience large population increases in the summer months. The impact of the casino gaming industry on the Atlantic City area has resulted in the creation of new jobs and the expansion of the residential and commercial infrastructure necessary to support a developing year-round economy. Atlantic City is experiencing a second wave of development as a result of casino gaming. The centerpiece of this development is the new $254 million dollar multi-purpose convention center, accompanied with a planned billion dollar hotel and entertainment complex. These facilities will be used to attract large conventions as well as making Atlantic City into a family resort on a year around basis. The convention center is expected to be in operation as early as 1996.

     Manufacturers or processors of sand, glass, farm products, paints, chemicals and petroleum products are located in the western and southern sectors of the service territory. New commercial establishments and high technology industrial parks and complexes are expected to be part of the economic growth of this area.

     South Jersey Gas' service area includes parts of the Pinelands region, a largely undeveloped area in the heart of southern New Jersey. Future construction in this area is expected to be limited by statute and by a master plan adopted by the New Jersey Pinelands Commission; however, in terms of potential growth, significant portions of South Jersey Gas' service area are not affected by these limitations.

     As a public utility, South Jersey Gas is subject to regulation by the BRC. Additionally, the Natural Gas Policy Act, which was enacted in November 1978, contains provisions for Federal regulation of certain aspects of South Jersey Gas' business. South Jersey Gas is affected by Federal regulation with respect to transportation and pricing policies applicable to its natural gas purchases from Transcontinental Gas Pipeline Corporation (Transco), South Jersey Gas' major supplier, and Columbia Gas Transmission Corporation (Columbia), since such purchases are made under rates and terms established under the jurisdiction of the Federal Energy Regulatory Commission (FERC).

     Retail sales by South Jersey Gas are made under rate schedules within a tariff filed with and subject to the jurisdiction of the BRC. These rate schedules provide primarily for either block rates or demand/commodity rate structures. The tariff contains provisions permitting South Jersey Gas to pass on to customers increases and decreases in the cost of purchased gas supplies. The tariff also contains provisions permitting the recovery of environmental remediation costs associated with former gas plant sites and for the adjustment of revenues due to the impact of degree day fluctuations which approximate 7% greater or less than an established 10-year normal.

     Revenue requirements for ratemaking purposes are established on the basis of firm and interruptible sales projections. In August 1992, the BRC granted SJG a rate increase of $3.35 million based on an overall rate of return of 10.34% including a 12.1% return on equity. As part of this rate increase, SJG is allowed to retain the first $3.9 million of base revenues generated by interruptible sales and 20% of base revenues generated by such sales above that level until it realizes a 12.1% return on equity. SJG also received authority to implement the environmental remediation cost recovery mechanism as part of this order. In January 1994, South Jersey Gas petitioned the BRC for a general base rate increase of approximately $26.6 million, including a 12.75% return on equity. Additional information on regulatory affairs and the 1994 rate petition is incorporated by reference to Note 1 on page 14 and Notes 9 and 10 on pages 17 and 18 of the Company's Annual Report to Shareholders for the year ended December 31, 1993, which Annual Report is attached to this report. See Item 14(c)(13).

     South Jersey Energy Company (Energy Company), a New Jersey corporation, is a wholly owned non-regulated subsidiary of the Company and is engaged in providing services for the acquisition and transportation of natural gas for industrial and commercial users.

     Energy & Minerals, Inc., a New Jersey corporation, is a holding company that owns all of the outstanding common stock of The Morie Company, Inc. (Morie Company), and an inactive company, South Jersey Fuel, Inc. (Fuel Company).

     Morie Company, a New Jersey corporation, is engaged in the mining, processing and marketing of a broad range of industrial and commercial sands and gravels. Its principal products are glass sand used for manufacturing cookware, containers and flat glass, foundry sand used as the core and molding medium in iron and steel foundries, and construction sand and gravels. Morie Company also produces sandblasting sands, filter sands and gravels, well gravels, special sand mixes for athletic tracks and golf courses, resin-coated sands, clay products and a wide variety of specialty products, including specially processed silica for the electronics industry.

     Total customers of Morie Company number in the thousands, and no single customer accounts for as much as 10% of annual sales. Tonnage sales in 1993 were approximately 9.5% higher than 1992, and Morie Company attributes this increase to slowly improving economic activity. Keen competition and railroad deregulation are factors affecting prices on a delivered basis. All Morie Company facilities are in good operating condition and, along with ample high-quality mineral reserves, are capable of handling expanding markets and of supporting increased market share.

     Fuel Company, a New Jersey corporation, sold its operating assets in November 1985 and is no longer in the business of distributing petroleum products.

     R&T, a New Jersey corporation, is a holding company that owns all the common stock of R and T Castellini Company, Inc. (Castellini Company), S.W. Downer, Jr. Company, Inc. (Downer Company), Onshore Construction Company, Inc. (Onshore), Cape Atlantic Crane Co., Inc. (Cape Atlantic) and, beginning in 1993, R & T Castellini Construction Company, Inc. (R & T Construction). In 1993, approximately 50% of R&T net sales related to competitive-bid work performed for South Jersey Gas. No other customer accounted for as much as 10% of R&T's consolidated revenues in 1993.

     Castellini Company, a New Jersey corporation, is engaged in the installation of gas, water and sewer lines, plant maintenance, site work and environmental cleanup and remediation.

     Downer Company, a New Jersey corporation, is engaged in the installation of gas, water and sewer lines, plant maintenance, site work and environmental cleanup and remediation.

     Onshore, a New Jersey corporation, is principally engaged in the installation of large diameter pipe, sewerage plants, bridges, dams and other heavy construction projects.

     Cape Atlantic, a New Jersey corporation, is principally engaged in the rental of cranes.

     R & T Construction, a Delaware Corporation, is engaged in the installation of gas, water and sewer lines, plant maintenance, site work and environmental cleanup and remediation.

     In 1993, the Company made no public announcement of, or otherwise made public information about, a new product or industry segment that would require the investment of a material amount of the assets of the Company or which otherwise was material.

Raw Materials

South Jersey Gas
Pipeline Supply

     South Jersey Gas has direct connections to two interstate pipelines, Transcontinental Gas Pipe Line (Transco) and Columbia Gas Transmission (Columbia). During 1993, services provided to South Jersey Gas from these pipelines along with same provided by CNG Transmission Corporation (CNG) were subject to changes as directed by the Federal Energy Regulatory Commission
(FERC) when it issued its Order No. 636 "Pipeline Service Obligations and Revisions to Regulations Governing Self-Implemented Transportation Under Part 284 of the Commission's Regulations" issued on April 8, 1992. This order required significant alterations in the structure of interstate natural gas pipeline services.

     Order No. 636 and its companion series of orders (636-A and 636-B) were intended by the FERC to complete the transition to a competitive natural gas industry initiated by the Natural Gas Policy Act of 1978 whereby all natural gas suppliers are able to compete for gas purchases on an equal footing.

     The pipeline suppliers mentioned above filed Order No. 636 compliance filings late in 1992 and also submitted revised compliance filings during 1993. In these compliance filings each pipeline was required to submit a comprehensive explanation as to how it intended to implement the restructuring of its pipeline system services.

     The FERC subsequently approved these revised compliance filings in time for the pipelines to implement the provisions of Order No. 636 in advance of the 1993-94 winter heating season.

Transco

     Transco, during 1991, unbundled its sales and transportation services as a result of a FERC approved settlement that was negotiated with its customers. At that time South Jersey Gas replaced its Commodity and Demand (CD) gas purchase contract with Transco with a Firm Transportation (FT) service and a gas purchase agreement (FS service). The FS service is a FERC approved service that provides a guaranteed supply of up to 111,869 Mcf per day of gas and gives the Company the option to buy gas from other suppliers to be transported under the firm transportation capacity if such supplies are available at lower costs. The initial term of the FS agreement extends through March 31, 2001.

     On May 14, 1993, in response to Transco's compliance filing, the FERC issued an order in Transco's Order No. 636 restructuring proceeding. In said order, the FERC required, among other things, that Transco unbundle that portion of its Eminence Storage Field (approximately 3.1 billion cubic feet (Bcf)), previously reserved for use by Transco in rendering "swing supply" service to its sales (FS) customers. The FERC also directed that Transco should make its unbundled Eminence Storage capacity available on a priority basis to its existing FS customers and South Jersey Gas was allocated 316,177 Mcf of this storage capacity.

     In addition to FS service, South Jersey Gas has a ten-year gas supply agreement with Vastar Gas Marketing (Vastar - formerly Arco Natural Gas) for delivery to its service territory by way of Transco FT service.

     During the 1992-93 winter season, South Jersey Gas began receiving delivery of up to 24,700 Mcf per day of gas under a firm transportation agreement that was entered into with Transco as part of the Texas Gas-CNG Transmission-Transco project that was developed to provide additional firm pipeline capacity to deliver gas to the U.S. Northeast under Transco's Rate Schedule FT-NT. The gas source that is available for transportation on the Transco-CNG Transmission-Texas Gas pipeline capacity is purchased from Amerada Hess under a 15 year gas supply agreement.

     Additionally, South Jersey Gas has a winter season peaking transportation service on the Transco system which is available for the period December 1 through the last day of February of each year. South Jersey Gas' maximum daily entitlement under this service is 2,900 Mcf per day. South Jersey Gas can transport third party gas via said service and has contracted with Amerada Hess for a long-term firm gas supply to fill its capacity during each winter season.

Columbia

     As part of its FERC Order No. 636 restructuring, Columbia unbundled its traditional sales service from its firm transportation service and as such has eliminated its previous long term sales service under Rate Schedule CDS. South Jersey Gas previously held a CDS sales agreement with Columbia which provided for a maximum daily sales entitlement of 33,816 Mcf per day. As a result of Columbia's restructuring, South Jersey Gas has been assigned an equivalent 33,816 Mcf per day of firm transportation capacity on both Columbia and its affiliate Columbia Gulf Transmission Company (Columbia Gulf).

     As a result of the above, during 1993, South Jersey Gas entered into long-term gas purchase agreements with Vastar, Texaco Gas Marketing, and Union Pacific Fuels for a total of 33,816 Mcf of gas per day to fill this firm pipeline capacity on the Columbia and Columbia Gulf pipeline systems.

     Additionally during 1993, 483,092 Mcf of storage capacity previously rendered to South Jersey Gas under Columbia's Rate Schedule WS was converted to storage service rendered under Rate Schedule FSS on a one-for-one basis.

     On July 31, 1991, Columbia and its parent, Columbia Gas Systems, Inc. filed for Chapter 11 bankruptcy protection. Columbia has stated to its customers that it would fulfil all contractual obligations pending reorganization. To date Columbia has met all contractual obligations and it is anticipated this will be the case in the future.

     On January 18, 1994 Columbia filed a reorganization plan with the U.S. Bankruptcy Court for the District of Delaware. An order on this filing is still pending.

CNG

     As part of its Order No. 636 restructuring, CNG has abandoned gas sales service under its Rate Schedule SCQ. South Jersey Gas previously had an SCQ Service Agreement with CNG which provided for the delivery of 9,662 Mcf per day to Transco at Leidy, PA for ultimate delivery to the Company during the period November 16 through March 31 of each winter season. As a result of Order No. 636 CNG has replaced the 9,662 Mcf per day of SCQ sales service with 5,357 Mcf per day of Firm Transportation (FT) service from various Appalachian aggregation points located in Pennsylvania and West Virginia and 408,670 Mcf of storage capacity with 4,305 Mcf per day of storage withdrawal demand in CNG's GSS Storage Service. During 1993 to facilitate the utilization of these new services, South Jersey Gas entered into separate gas sales and capacity management agreements with CNG Gas Services Corporation, a non-jurisdictional affiliate of CNG. Through these agreements South Jersey Gas has assigned to CNG Gas Services its pipeline FT and storage entitlements on the CNG pipeline system for use to provide South Jersey Gas with up to 9,662 Mcf per day of gas during the winter seasons, November 16 through March 31 of each year.

Peak-Day Supply

     South Jersey Gas plans for a winter season peak-day demand on the basis of an average daily temperature of 5 degrees F. Gas demand on such a design day was estimated for the 1993-94 winter season to be 357,980 Mcf versus a design day supply of 400,521 Mcf. On January 19, 1994, South Jersey Gas experienced a peak-day demand of 365,629 Mcf with an average temperature of 2.68 degrees F.

Storage Services

     In addition to its normal gas suppliers, South Jersey Gas has nine storage services that are capable of storing 11.7 Bcf of gas and provide a total daily delivery capacity of 111,607 Mcf. While these storage services do not represent an additional source of gas, they do provide South Jersey Gas with flexibility to acquire gas during periods of low demand and store it until it is needed during winter heating seasons and other times of high demand.

     South Jersey Gas has the following contracts for gas storage service:

     Contract Term            Storage Capacity

     1972 - 1994               1,362,980 Mcf
     1980 - 1998               4,257,135 Mcf
     Year-to-Year                137,813 Mcf
     Year-to-Year                207,770 Mcf (1)
     1984 - 1994               1,182,609 Mcf
     1987 - 2002                 500,000 Mcf
     1988 - 2008               1,307,400 Mcf
     1989 - 2009               1,099,346 Mcf
     1990 - 2005               1,705,000 Mcf

     (1) Contract is for storage of liquefied natural gas; the amount shown is natural gas equivalent.

Supplemental Gas Supplies

     In 1993, South Jersey Gas injected 371,653 Mcf of vaporized liquefied natural gas (LNG) into its distribution system from its McKee City, New Jersey LNG facility. This LNG was obtained through a long-term LNG purchase agreement with Distrigas of Massachusetts Corporation and from gas liquefaction services that were provided by Transco and UGI Utilities, Inc.

     South Jersey Gas' three propane-air vaporization plants enable it to augment natural gas supplies during periods of peak demand by vaporizing liquid propane and mixing the vaporized propane with air to form a gas that is compatible with natural gas. During 1993, 2,097 Mcf of propane-air gas was utilized by South Jersey Gas.

Gas Prices

     During 1993 South Jersey Gas purchased and had delivered to it approximately 44.9 Bcf of natural gas for distribution to its customers in New Jersey. Of this total, 39.3 Bcf was transported on the Transco pipeline system and 5.6 Bcf was transported on the Columbia pipeline system.

     The Company's average cost of gas purchased in 1993 was $3.72 per Mcf, which unit cost includes all demand and commodity charges.

     Energy & Minerals, Inc.

         Morie Company

     Morie Company obtains substantially all of the materials which it processes from its owned or leased properties in New Jersey, Tennessee, Georgia and Alabama. (See Item 2. "Properties.")

     R&T

     Raw materials are not significant to the operations of the R&T Companies.

Patents and Franchises

     South Jersey Gas holds nonexclusive franchises granted by municipalities in the seven-county area of southern New Jersey that it serves. No other natural gas public utility presently serves the territory covered by South Jersey Gas' franchises. Otherwise, patents, trademarks, licenses, franchises and concessions are not material to the business of the Company or any of its subsidiaries.

Seasonal Aspects

     South Jersey Gas experiences seasonal fluctuations in sales when selling fuel for heating purposes. South Jersey Gas meets this seasonal fluctuation in demand from its firm customers by buying and storing gas during the summer months, and by drawing from storage and purchasing supplemental supplies during the heating season. As a result of this seasonality, South Jersey Gas experiences reductions of revenues and net income during the second and third quarters of the year.

     Morie Company's mining activities in New Jersey and Tennessee are normally curtailed during the winter months. Sales during the winter months are made from inventories accumulated during the previous months. Nevertheless, the volume of sales during the winter is lower than the volume of sales made during other seasons, particularly the summer, and Morie Company regularly shows reductions in revenues and net income during the winter season.

     The utility and general construction companies of R&T experience lower construction activity during the winter months as construction activity in the northeast is usually reduced or curtailed because of colder temperatures.

Working Capital Practices

     As previously indicated under Seasonal Aspects, South Jersey Gas buys and stores natural gas during the summer months. These purchases are financed by short-term loans which are substantially paid down during the winter months when gas revenues are higher. Reference is also made to "Liquidity" on pages 20 and 21 of the Company's Annual Report to Shareholders for the year ended December 31, 1993, which annual report is attached to this report. See Item 14(c)(13).

Customers

     Except for R&T, no material part of the Company's business or that of any of its subsidiaries is dependent upon a single customer or a few customers, the loss of which would have a material adverse effect on any such business. (See pages 3 and 5).

Backlog

     Backlog is not material to an understanding of the Company's business or that of any of its subsidiaries.

Government Contracts

     No material portion of the business of the Company or any of its subsidiaries is subject to renegotiation of profits or termination of contracts or subcontracts at the election of any government.

Competition

     Although the South Jersey Gas franchises are nonexclusive, none of its service territory is presently served by any other natural gas public utility. Competition does exist, however, from suppliers of oil, propane and electricity for residential, commercial and industrial uses. Additional competition for certain industrial gas sales may result from the implementation of the "open access" provision of the FERC Order No. 636 which unbundled the services which are provided by interstate pipeline suppliers; although the full effect of unbundling is not yet known, South Jersey Gas has dealt with the unbundled structure since 1991 and believes it has structured its rates to enable it to compete effectively with any marketer within the service territory of South Jersey Gas.

     Morie Company competes with a number of other sand and gravel mining companies in the eastern part of the United States.

     The operating companies of R&T Group compete with a number of other utility and general construction companies.

Research

     During the last three fiscal years, neither the Company nor any of its subsidiaries engaged in research activities to any material extent.

Environmental Matters

     Information on environmental matters for South Jersey Gas is incorporated by reference to Note 9 on pages 17 and 18 of the Company's Annual Report to Shareholders for the year ended December 31, 1993, which Annual Report is attached to this report. See Item 14(c)(13).

     EMI and its subsidiaries are subject to, and have a corporate policy of compliance with, legislation and regulation by federal, state and local authorities with regard to air and water quality control, and other
environmental considerations.   Expenditures for environmental purposes are
not expected to materially affect future operations or earnings.

     At December 31, 1993, Morie Company had an accrued land reclamation liability of $971,000 for lands currently being mined. Morie Company believes that it is in substantial compliance with all applicable environmental laws and regulations.

Employees

     The Company and its subsidiaries had a total of 1,005 employees as of December 31, 1993.

Financial Information About Foreign and Domestic Operations and Export Sales

     The Company has no foreign operations and export sales have not been a significant part of the Company's business.

Item 2.   Properties

     The principal property of South Jersey Gas consists of its gas transmission and distribution systems that include mains, service connections and meters. The transmission facilities carry the gas from the connections with Transco and Columbia to South Jersey Gas' distribution systems for delivery to customers. As of December 31, 1993, there were approximately 335 miles of mains in the transmission systems and 4,407 miles of mains in the distribution systems.

     South Jersey Gas owns office and service buildings, including its corporate headquarters, at eight locations in the territory, a liquefied natural gas storage and vaporization facility, and three propane-air vaporization plants. Also, South Jersey Gas owns a bus parking lot in Atlantic City, N.J.

     As of December 31, 1993, the South Jersey Gas utility plant had a gross book value of $473,066,666 and a net book value, after accumulated depreciation, of $346,344,340. In 1993, $33,367,803 was spent on additions to utility plant and there were retirements of property having an aggregate gross book cost of $2,583,711. Construction expenditures for 1994 are currently expected to approximate $38.0 million.

     Virtually all of the South Jersey Gas transmission pipeline, distribution mains and service connections are in streets or highways or on the property of others. The South Jersey Gas transmission and distribution systems are maintained under franchises or permits or rights-of-way, many of which are perpetual. The South Jersey Gas properties (other than property specifically excluded) are subject to a lien of mortgage under which its first mortgage bonds are outstanding. South Jersey Gas' properties are well-maintained and in good operating condition .

     EMI owns two properties in Atlantic City, N.J., which include commercial space that is being rented to others. EMI also owns and rents two commercial properties in Millville, N.J., one of which is rented to Morie Company.

     Morie Company owns ten plants, six of which are located in New Jersey, two in Tennessee, one in Georgia and one in Alabama. The Morie Company owns approximately 5,800 acres of land and leases approximately 5,100 acres of land. The combined acreage includes approximately 1,400 acres of mineable reserves. The mineral leases typically grant the right to mine sand and gravel for an initial period with several renewal options. The mineral leases typically provide for a royalty per ton mined and sold. Morie Company estimates its proven reserves of sand at approximately 129,000,000 tons of raw aggregates which may be profitably extracted and processed, based on present methods of operation and prevailing prices. Reserves have been estimated on the basis of laboratory and field analyses of samples produced by techniques such as split spoon, core drillings and excavating experience on the sites.

     R&T operating companies share land and buildings at two principal locations used for administrative operations and housing facilities for vehicles, heavy equipment and supplies.

     The Company owns approximately 139 acres of land in Folsom, New Jersey, approximately 9.29 acres of land in Linwood, New Jersey, and an office building in Chester, Pennsylvania.


Item 3.   Legal Proceedings

     The Company is not aware of any pending or potential legal proceedings that it believes will have a material effect on its operations or consolidated financial position. Reference is made to Notes 9 and 10 on pages 17 and 18 of the Company's Annual Report to Shareholders for the year ended December 31, 1993, which Annual Report is attached to this report. See Item 14(c)(13).


Item 4.   Submission Of Matters To A Vote of Security Holders

     No matter was submitted to a vote of security holders during the fourth quarter of the 1993 fiscal year.


Item 4-A. Executive Officers (Other Than Directors) of the Registrant

             Name                     Age       Positions with the Company

     Gerald S. Levitt                  49         Vice President

     George L. Baulig                  51         Secretary and
                                                  Assistant Treasurer

     Richard B. Tonielli               54         Treasurer

     There is no family relationship among the officers of the registrant.

     Gerald S. Levitt was elected Vice President of the Company and Senior Vice President of South Jersey Gas effective November 1, 1983. He has served as Chief Financial Officer of the Company since October 1, 1989. He was elected Executive Vice President of South Jersey Gas on November 1, 1986. Mr. Levitt was Vice President of EMI from November 1983 to November 1986. Mr. Levitt is also a member of the Board of Directors of Morie Company.

     Richard B. Tonielli was elected Treasurer of the Company effective September 1981. He has served as Senior Vice President, Finance since April 1, 1988 and he has served in other officer positions of South Jersey Gas since 1983. Mr. Tonielli serves as Vice President and Treasurer of EMI (September 1981 to date) and Treasurer of R&T Group, Inc. (October 1989 to date).

     George L. Baulig was elected Secretary and Assistant Treasurer of the Company, South Jersey Gas and EMI effective November 1, 1980. Mr. Baulig is also Secretary of R&T Group, Inc. (October 1989 to date), South Jersey Energy Company and Morie Company.

     Executive officers of the Company are elected annually and serve at the pleasure of the Board of Directors.

                                     PART II


Item 5.   Market for the Registrant's Common Stock and Related Stockholder
            Matters

     Information required by this Item is incorporated by reference to Note 6 on page 17 and the bottom of page 22 of the Company's Annual Report to Shareholders for the year ended December 31, 1993, which Annual Report is attached to this report. See Item 14(c)(13).


Item 6.   Selected Financial Data

     Information required by this Item is incorporated by reference to page 1 of the Company's Annual Report to Shareholders for the year ended December 31, 1993, which Annual Report is attached to this report. See Item 14(c)(13).


Item 7.   Management's Discussion and Analysis of Results of Operations and
            Financial Condition

     Information required by this Item is incorporated by reference to pages 19, 20 and 21 of the Company's Annual Report to Shareholders for the year ended December 31, 1993, which Annual Report is attached to this report. See Item 14(c)(13).


Item 8.   Financial Statements and Supplementary Data

     Information required by this Item is incorporated by reference to pages 10 through 19 and page 22 of the Company's Annual Report to Shareholders for the year ended December 31, 1993, which Annual Report is attached to this report. See Item 14(c)(13).


Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

          None

                                     PART III


Item 10.  Directors and Executive Officers of the Registrant

     Information required by this Item relating to the directors of the Company is incorporated by reference to pages 2 through 5 of the Company's definitive Proxy Statement, dated March 9, 1994, filed with the Commission, File number 1-6364, in connection with the Company's 1994 Annual Meeting of Shareholders. Information required by this Item relating to the executive officers (other than Directors) of the Company is set forth in Item 4-A of this report.


Item 11.  Executive Compensation

     Information required by this Item is incorporated by reference to pages
5 through 11 (except for the Report of the Compensation/Pension Committee on page 9 and the Stock Performance Graph on page 10, which are not so incorporated) of the Company's definitive Proxy Statement, dated March 9, 1994, filed with the Commission, File number 1-6364, in connection with the Company's 1994 Annual Meeting of Shareholders.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information required by this Item is incorporated by reference to pages 2 through 5 of the Company's definitive Proxy Statement, dated March 9, 1994, filed with the Commission, File number 1-6364, in connection with the Company's 1994 Annual Meeting of Shareholders.


Item 13.  Certain Relationships and Related Transactions

     Information required by this Item is incorporated by reference to page 6 of the Company's definitive Proxy Statement, dated March 9, 1994, filed with the Commission, File number 1-6364, in connection with the Company's 1994 Annual Meeting of Shareholders.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a) Listed below are all financial statements and schedules filed as part of this report:

      1 - The consolidated financial statements and notes to consolidated financial statements together with the report thereon of Deloitte & Touche, dated February 16, 1994, are incorporated herein by reference to pages 10 through 19 of the Company's Annual Report to Shareholders for the year ended December 31, 1993, which Annual Report is attached to this report. See Item 14(c)(13).

      2 - Supplementary Financial Information                       Page(s)

               Information regarding selected quarterly financial data is incorporated herein by reference to page 22 of the Company's Annual Report to Shareholders for the year ended December 31, 1993, which Annual Report is attached to this report. See Item 14(c)(13).

          Supplemental Schedules as of December 31, 1993, 1992 and 1991 and for the three years ended December 31, 1993, 1992, and 1991:

          The Independent Auditors' Report of Deloitte & Touche,
           Auditors of the Company                                          25

          Schedule V - Property, Plant and Equipment                      26-34

          Schedule VI - Accumulated Depreciation,
           Depletion and Amortization of Property,
           Plant and Equipment                                            35-43

          Schedule VIII - Valuation and Qualifying Accounts                 44

          Schedule IX - Short-Term Borrowings                               45

          Schedule X - Supplementary Income Statement Information           46

          (All Schedules, other than those listed above, are omitted because the information called for is included in the financial statements filed or because they are not applicable or are not required. Separate financial statements are not presented because all consolidated subsidiaries are wholly-owned.)

      3 - See Item 14(c)(13)

(b) No reports on Form 8-K have been filed by the Company during the quarter ended December 31, 1993.

(c) List of Exhibits (Exhibit Number is in Accordance with the Exhibit Table in Item 601 of Regulation S-K)

     Exhibit                                   Incorporated by Reference From
     Number                                       Exhibit   Reference Document

     (3)(a)(i)      Certificate of Incorporation  (4)(a)         Form S-2
                    of the Company, as amended                   (2-91515)
                    through April 19, 1984.

     (3)(a)(ii)     Amendment to Certificate of   (4)(e)(1)      Form S-3
                    Incorporation relating to                    (33-1320)
                    two-for-one stock split
                    effective as of April 28,
                    1987.

     (3)(a)(iii)    Amendment to Certificate of   (4)(e)(2)      Form S-3
                    Incorporation relating to                    (33-1320)
                    director and officer
                    liability.

     (3)(b)         Bylaws of the Company as      (3)(c)         Form 10-K
                    amended and restated                         for 1990
                    through October 1, 1990.                     (1-6364)

     (4)(a)         Form of Stock Certificate     (4)(a)         Form 10-K
                    for common stock.                            for 1985
                                                                 (1-6364)

     (4)(b)(i)      First Mortgage Indenture      (4)(b)(i)      Form 10-K
                    dated October 1, 1947                        for 1987
                                                                 (1-6364)

     (4)(b)(vi)     Form of South Jersey Gas      (4)(b)(vi)     Form 10-K
                    Company First Mortgage                       for 1980
                    Bond, 7-7/8% Series due 1994.                (1-6364)

     (4)(b)(vii)    Form of South Jersey Gas      (4)(b)(vii)    Form 10-K
                    Company First Mortgage                       for 1980
                    Bond, 8-1/4% Series due 1996.                (1-6364)

     (4)(b)(viii)   Form of South Jersey Gas      (4)(b)(viii)   Form 10-K
                    Company First Mortgage                       for 1980
                    Bond, 8-1/4% Series due 1998.                (1-6364)

     (4)(b)(x)      Twelfth Supplemental Inden-   5(b)           Form S-7
                    ture, dated as of June 1,                    (2-68038)
                    1980.

     Exhibit                                   Incorporated by Reference From
     Number                                       Exhibit   Reference Document


     (4)(b)(xii)    Fifteenth Supplemental        (4)(b)(xiii)   Form 10-K
                    Indenture, dated July                        for 1986
                    1, 1986, 9.2% Series                         (1-6364)
                    due 1998.

     (4)(b)(xiv)    Sixteenth Supplemental        (4)(b)(xv)     Form 10-Q
                    Indenture dated as of                        for quarter
                    April 1, 1988, 10-1/4%                       ended
                    Series due 2008.                             March 31,
                                                                 1988 (1-6364)

     (4)(b)(xv)     Seventeenth Supplemental      (4)(b)(xv)     Form 10-K
                    Indenture dated as of                        for 1989
                    May 1, 1989.                                 (1-6364)

     (4)(b)(xvi)    Eighteenth Supplemental       (4)(e)         Form S-3
                    Indenture, dated as of                       (33-36581)
                    March 1, 1990.

     (4)(b)(xvii)   Nineteenth Supplemental       (4)(b)(xvii)   Form 10-K
                    Indenture, dated as of                       for 1992
                    April 1, 1992.                               (1-6364)

     (4)(b)(xviii)  Twentieth Supplemental
                    Indenture, dated as of
                    June 1, 1993.
                    (filed herewith)

     (9)            None

     (10)(d)        Gas storage agreement (GSS)
                    between South Jersey Gas
                    Company and Transco,
                    dated October 1, 1993.
                    (filed herewith)

     (10)(e)        Gas storage agreement (S-2)   (5)(h)         Form S-7
                    between South Jersey Gas                     (2-56223)
                    Company and Transco,
                    dated December 16, 1953.

     (10)(f)        Gas storage agreement (LG-A)  (5)(f)         Form S-7
                    between South Jersey Gas                     (2-56223)
                    Company and Transco,
                    dated June 3, 1974.

     Exhibit                                   Incorporated by Reference From
     Number                                       Exhibit   Reference Document


     (10)(h)        Gas storage agreement (WSS)   (10)(h)        Form 10-K
                    between South Jersey Gas                     for 1991
                    Company and Transco, dated                   (1-6364)
                    August 1, 1991.

     (10)(i)        Gas storage agreement (LSS)
                    between South Jersey Gas
                    Company and Transco,
                    dated October 1, 1993.
                    (filed herewith)

     (10)(i)(a)     Gas storage agreement         (10)(i)(a)     Form 10-K
                    (SS-1) between South Jersey                  for 1988
                    Gas Company and Transco,                     (1-6364)
                    dated May 10, 1987 (effective
                    April 1, 1988).

     (10)(i)(b)     Gas storage agreement
                    (ESS) between South Jersey
                    Gas Company and Transco,
                    dated November 1, 1993.
                    (filed herewith)

     (10)(i)(c)     Gas transportation service    (10)(i)(c)     Form 10-K
                    agreement between South                      for 1989
                    Jersey Gas Company and                       (1-6364)
                    Transco, dated April 1,
                    1986.

     (10)(i)(e)     Service agreement (FS)        (10)(i)(e)     Form 10-K
                    between South Jersey Gas                     For 1991
                    Company and Transco, dated                   (1-6364)
                    August 1, 1991.

     (10)(i)(f)     Service agreement (FT)        (10)(i)(f)     Form 10-K
                    between South Jersey Gas                     for 1991
                    Company and Transco, dated                   (1-6364)
                    February 1, 1992.

     (10)(i)(g)     Service agreement             (10)(i)(g)     Form 10-K
                    (Incremental FT)                             for 1991
                    between South Jersey Gas Company             (1-6364)
                    and Transco, dated August 1,
                    1991.

     (10)(i)(i)     Gas storage agreement (SS-2)  (10)(i)(i)     Form 10-K
                    between South Jersey Gas                     for 1991
                    company and Transco, dated                   (1-6364)
                    July 25, 1990.

     Exhibit                                   Incorporated by Reference From
     Number                                       Exhibit   Reference Document

     (10)(i)(j)     Gas Transportation Service
                    Agreement between South
                    Jersey Gas Company and
                    Transco, dated December 20,
                    1991.
                    (filed herewith)

     (10)(i)(k)     Amendment to Gas Transportation
                    Agreement, dated December 20,
                    1991 between South Jersey Gas
                    Company and Transco, dated
                    October 5, 1993.
                    (filed herewith)

     (10)(j)(a)     Gas Transportation Service    (10)(j)(a)     Form 10-K
                    Agreement (FTS) between South                for 1989
                    Jersey Gas Company and                       (1-6364)
                    Equitable Gas Company,
                    dated November 1, 1986.

     (10)(k)(h)     Gas Transportation Service
                    Agreement (TF) between
                    South Jersey Gas Company
                    CNG Transmission Corporation
                    dated October 1, 1993.
                    (filed herewith)

     (10)(k)(i)     Gas purchase agreement        (10)(k)(i)     Form 10-K
                    between South Jersey Gas                     for 1989
                    Company and ARCO Gas Market-                 (1-6364)
                    ing, Inc., dated March 5, 1990.

     (10)(k)(k)     Gas Transportation Service
                    Agreement (FTS 1) between
                    South Jersey Gas Company and
                    Columbia Gulf Transmission
                    Company, dated November 1,
                    1993.
                    (filed herewith)

     (10)(k)(l)     Assignment Agreement
                    capacity and service rights
                    (FTS-2) between South Jersey
                    Gas Company and Columbia
                    Gulf Transmission Company,
                    dated November 1, 1993.
                    (filed herewith)

     Exhibit                                   Incorporated by Reference From
     Number                                       Exhibit   Reference Document

     (10)(k)(m)     FTS Service Agreement
                    No. 39556 between South
                    Jersey Gas Company and
                    Columbia Gas Transmission
                    Corporation, dated
                    November 1, 1993.
                    (filed herewith)

     (10)(k)(n)     FTS Service Agreement
                    No. 38099 between South
                    Jersey Gas Company and
                    Columbia Gas Transmission
                    Corporation, dated
                    November 1, 1993.
                    (filed herewith)

     (10)(k)(o)     NTS Service Agreement
                    No. 39305 between South
                    Jersey Gas Company and
                    Columbia Gas Transmission
                    Corporation, dated
                    November 1, 1993.
                    (filed herewith)

     (10)(k)(p)     FSS Service Agreement
                    No. 38130 between South
                    Jersey Gas Company and
                    Columbia Gas Transmission
                    Corporation, dated
                    November 1, 1993.
                    (filed herewith)

     (10)(k)(q)     SST Service Agreement
                    No. 38086 between South
                    Jersey Gas Company and
                    Columbia Gas Transmission
                    Corporation, dated
                    November 1, 1993.
                    (filed herewith)

     (10)(l)        Deferred Payment Plan for     (10)(l)        Form 10-K
                    Directors of South Jersey                    for 1986
                    Industries, Inc., South                      (1-6364)
                    Jersey Gas Company and
                    Energy & Minerals, Inc.
                    as amended and restated
                    August 22, 1986.

     Exhibit                                   Incorporated by Reference From
     Number                                       Exhibit   Reference Document

     (10)(l)(a)     Form of Deferred Compen-      (10)(j)(a)     Form 10-K
                    sation Agreement between                     for 1980
                    the Company and/or a sub-                    (1-6364)
                    sidiary and eleven of its
                    officers.

     (10)(l)(b)     Schedule of Deferred Com-     (10)(l)(b)     Form 10-K
                    pensation Agreements.                        for 1992
                                                                 (1-6364)

     (10)(l)(c)     Supplemental Executive        (10)(l)(c)     Form 10-K
                    Retirement Program, as                       for 1992
                    amended and restated ef-                     (1-6364)
                    fective September 1, 1991,
                    and form of Agreement
                    between certain Company
                    or subsidiary Company officers.

     (10)(l)(d)     Form of Officer Employment    (10)(i)(l)     Form 10-K
                    Agreement between certain                    for 1991
                    officers and either the Company              (1-6364)
                    or its Subsidiaries.

     (10)(l)(e)     Schedule of Officer           (10)(i)(e)     Form 10-K
                    Employment Agreements.                       for 1991
                                                                 (1-6364)

     (10)(l)(f)     Officer Severance Benefit     (10)(l)(g)     Form 10-K
                    Program for all officers.                    for 1985
                                                                 (1-6364)

     (10)(l)(g)     Discretionary Incentive       (10(l)(h)      Form 10-K
                    Bonus Program for all                        for 1985
                    officers and management                      (1-6364)
                    employees.

     (10)(l)(h)     The 1987 Stock Option and     (10)(l)(i)     Form 10-K
                    Stock Appreciation Rights                    for 1987
                    Plan including Form of                       (1-6364)
                    Agreement.

     (10)(p)        Retirement Plan for Non-      (10)(p)        Form 10-K
                    employee Members of the                      for 1988
                    Board of Directors.                          (1-6364)

     (10)(q)        Executive Employment          (10)(q)        Form 10-K
                    Agreement dated August 1,                    for 1991
                    1991 between the Company                     (1-6364)
                    and William F. Ryan, President
                    and Chief Executive Officer.

     Exhibit                                   Incorporated by Reference From
     Number                                       Exhibit   Reference Document

     (11)           Not Applicable

     (12)           Calculation of Ratio of
                    Earnings to Fixed Charges
                    (Before Federal Income
                    Taxes) (filed herewith).

     (13)           The Annual Report to
                    Shareholders of the Company
                    for the year ended December 31,
                    1993 is filed as an exhibit
                    hereto solely to the extent
                    portions are specifically
                    incorporated by reference
                    herein.

     (16)           Not Applicable

     (18)           Not Applicable

     (21)           Subsidiaries of the Registrant
                    (filed herewith).

     (22)           None

     (23)           Independent Auditors'
                    Consent (filed herewith)

     (24)           Power of Attorney (filed
                    herewith).

     (99)           None

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SOUTH JERSEY INDUSTRIES, INC.


                                       BY  /s/ G. S. Levitt
                                          G. S. Levitt, Vice President

                                          Date    March 23, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                Title                       Date


 /s/ William F. Ryan          President and Director             March 23, 1994
(William F. Ryan)             (Principal Executive Officer)

 /s/ G. S. Levitt             Vice President                     March 23, 1994
(G. S. Levitt)                (Principal Financial Officer)

 /s/ Richard B. Tonielli      Treasurer (Principal               March 23, 1994
(Richard B. Tonielli)         Accounting Officer)

 /s/ Frank L. Bradley, Jr.    Director                           March 23, 1994
(Frank L. Bradley, Jr.)

 /s/ Richard L. Dunham        Director                           March 23, 1994
(Richard L. Dunham)

 /s/ W. Cary Edwards          Director                           March 23, 1994
(W. Cary Edwards)

 /s/ Thomas L. Glenn, Jr.     Director                           March 23, 1994
(Thomas L. Glenn, Jr.)

 /s/ Vincent E. Hoyer         Director                           March 23, 1994
(Vincent E. Hoyer)

 /s/ Herman D. James          Director                           March 23, 1994
(Herman D. James)

 /s/ Marilyn Ware Lewis       Director                           March 23, 1994
(Marilyn Ware Lewis)

 /s/ Clarence D. McCormick    Director                           March 23, 1994
(Clarence D. McCormick)

 /s/ Peter M. Mitchell        Director                           March 23, 1994
(Peter M. Mitchell)

 /s/ Jackson Neall            Director                           March 23, 1994
(Jackson Neall)

 /s/ Shirli M. Vioni          Director                           March 23, 1994
(Shirli M. Vioni)

 /s/ Frederick A. Westphal    Director                           March 23, 1994
(Frederick A. Westphal)

INDEPENDENT AUDITORS' REPORT

South Jersey Industries, Inc.:

We have audited the consolidated financial statements of South Jersey
Industries,
Inc. and its subsidiaries as of December 31, 1993 and 1992 and for each of the three years in the period ended December 31, 1993 and have issued our report thereon dated February 16, 1994, which report includes an explanatory paragraph as to the Company changing its method of accounting for income taxes, effective January 1, 1993, to conform with Statement of Financial Standards No. 109 and its method of accounting for postretirement benefits other than pensions, effective January 1, 1993, to conform with Statement of Financial Accounting Standards No. 106; such financial statements and report are included in your 1993 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of South Jersey Industries, Inc. and its subsidiaries, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE
Cherry Hill, New Jersey
February 16, 1994

                                                         SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
                                                         SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT*
                                                         YEAR ENDED DECEMBER 31, 1993

Col. A.                                    Col. B.         Col. C.         Col. D.         Col. E.          Col. F.
- -----------------------------------------------------------------------------------------------------------------------
                                          Balance at                                     Other Changes     Balance at
                                          Beginning       Additions                      Add (Deduct)-        End
Classification                            of Period        At Cost       Retirements      Describe**       of Period
- -----------------------------------------------------------------------------------------------------------------------

South Jersey Industries, Inc.

  Intangible                            $     24,560    $          0    $          0    $          0    $       24,560
  Land                                     1,306,447               0             400               0         1,306,047
  Plant & Equipment                          323,154           2,650           8,229               0           317,575
                                        -------------   -------------   -------------   -------------   ---------------
                 Total                     1,654,161           2,650           8,629               0         1,648,182
                                        -------------   -------------   -------------   -------------   ---------------
South Jersey Gas Company

  Gas Plant in Service:
   Intangible                              2,480,904               0               0         (74,780)        2,406,124
   Production                                925,011          69,706           2,116            (694)          991,907
   Storage                                 7,603,337         106,911          51,675          22,816         7,681,389
   Transmission                           50,725,167       2,000,102         434,569         690,841        52,981,541
   Distribution                          352,309,202      22,261,237       1,329,523       5,028,218       378,269,134
   General                                25,884,381       6,454,347         765,828      (5,741,179)       25,831,721
                                        -------------   -------------   -------------   -------------   ---------------
                                         439,928,002      30,892,303       2,583,711         (74,778)      468,161,816
  Construction Work in Progress            2,429,350       2,475,500               0               0         4,904,850
                                        -------------   -------------   -------------   -------------   ---------------
                 Total Gas Plant         442,357,352      33,367,803       2,583,711         (74,778)      473,066,666

  Other Property:
   Land                                    4,702,753             301               0               0         4,703,054
   Building & Equipment                      198,581               0               0        (107,806)           90,775
                                        -------------   -------------   -------------   -------------   ---------------
                 Total                   447,258,686      33,368,104       2,583,711        (182,584)      477,860,495
                                        -------------   -------------   -------------   -------------   ---------------

*   See Note 1 to Consolidated Financial Statements on page 14 of the 1993 Annual Report to Shareholders for disclosure of depreciation methods.

**  Amortization of intangibles, property transfers, sales and adjustments.
                                                            - 26 -


                                                         SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
                                                         SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT*
                                                         YEAR ENDED DECEMBER 31, 1993

Col. A.                                    Col. B.         Col. C.         Col. D.         Col. E.          Col. F.
- -----------------------------------------------------------------------------------------------------------------------
                                          Balance at                                     Other Changes     Balance at
                                          Beginning       Additions                      Add (Deduct)-        End
Classification                            of Period        At Cost       Retirements      Describe**       of Period
- -----------------------------------------------------------------------------------------------------------------------

South Jersey Energy Company

  Intangible                            $        219    $          0    $          0    $          0    $          219
  Plant & Equipment                           13,974               0               0               0            13,974
                                        -------------   -------------   -------------   -------------   ---------------
                 Total                        14,193               0               0               0            14,193
                                        -------------   -------------   -------------   -------------   ---------------

Energy & Minerals, Inc.

  Land                                     1,047,163         156,000               0          99,651         1,302,814
  Plant & Equipment                          451,265               0         152,437               0           298,828
                                        -------------   -------------   -------------   -------------   ---------------
                 Total                     1,498,428         156,000         152,437          99,651         1,601,642
                                        -------------   -------------   -------------   -------------   ---------------

The Morie Company, Inc.

  Land & Mineral Rights                    4,601,808          12,385             688         (10,600)        4,602,905
  Plant & Equipment                       37,798,618       1,761,963         608,439               0        38,952,142
                                        -------------   -------------   -------------   -------------   ---------------
                 Total                    42,400,426       1,774,348         609,127         (10,600)       43,555,047
                                        -------------   -------------   -------------   -------------   ---------------

S. W. Downer, Jr. Company

  Land                                       168,000          20,712               0               0           188,712
  Building & Equipment                     1,946,898         198,001          40,110               0         2,104,789
                                        -------------   -------------   -------------   -------------   ---------------
                 Total                     2,114,898         218,713          40,110               0         2,293,501
                                        -------------   -------------   -------------   -------------   ---------------


*   See Note 1 to Consolidated Financial Statements on page 14 of the 1993 Annual Report to Shareholders for disclosure of depreciation methods.
**  Amortization of intangibles, property transfers, sales and adjustments.
                                                            - 27 -

                                                         SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
                                                         SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT*
                                                         YEAR ENDED DECEMBER 31, 1993

Col. A.                                    Col. B.         Col. C.         Col. D.         Col. E.          Col. F.
- -----------------------------------------------------------------------------------------------------------------------
                                          Balance at                                     Other Changes     Balance at
                                          Beginning       Additions                      Add (Deduct)-        End
Classification                            of Period        At Cost       Retirements      Describe**       of Period
- -----------------------------------------------------------------------------------------------------------------------

R and T Castellini Company

  Land                                  $     50,698    $      2,850    $          0    $          0    $       53,548
  Building & Equipment                     2,105,027         132,563          11,500               0         2,226,090
                                        -------------   -------------   -------------   -------------   ---------------
                 Total                     2,155,725         135,413          11,500               0         2,279,638
                                        -------------   -------------   -------------   -------------   ---------------

Onshore Construction

  Equipment                                1,767,781          17,732               0             (24)        1,785,489
                                        -------------   -------------   -------------   -------------   ---------------

Cape Atlantic Crane

  Equipment                                  512,281               0          20,000               0           492,281
                                        -------------   -------------   -------------   -------------   ---------------

R & T Castellini Construction Company

  Equipment                                        0         642,446               0               0           642,446
                                        -------------   -------------   -------------   -------------   ---------------

  Total South Jersey Industries, Inc.
      Consolidated                      $499,376,579    $ 36,315,406    $  3,425,514    $    (93,557)   $  532,172,914
                                        =============   =============   =============   =============   ===============

*   See Note 1 to Consolidated Financial Statements on page 14 of the 1993 Annual Report to Shareholders for disclosure of depreciation methods.
**  Amortization of intangibles, property transfers, sales and adjustments.
                                                            - 28 -


                                                         SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
                                                         SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT*
                                                         YEAR ENDED DECEMBER 31, 1992

Col. A.                                    Col. B.         Col. C.         Col. D.         Col. E.          Col. F.
- -----------------------------------------------------------------------------------------------------------------------
                                          Balance at                                     Other Changes     Balance at
                                          Beginning       Additions                      Add (Deduct)-        End
Classification                            of Period        At Cost       Retirements      Describe**       of Period
- -----------------------------------------------------------------------------------------------------------------------

South Jersey Industries, Inc.

  Intangible                            $     24,560    $          0    $          0    $          0    $       24,560
  Land                                     1,249,299          57,548             400               0         1,306,447
  Plant & Equipment                          301,146          22,008               0               0           323,154
                                        -------------   -------------   -------------   -------------   ---------------
                 Total                     1,575,005          79,556             400               0         1,654,161
                                        -------------   -------------   -------------   -------------   ---------------
South Jersey Gas Company

  Gas Plant in Service:
   Intangible                              2,555,684               0               0         (74,780)        2,480,904
   Production                                918,031           6,980               0               0           925,011
   Storage                                 7,596,869           6,162           1,749           2,055         7,603,337
   Transmission                           47,702,281       2,995,426          35,803          63,263        50,725,167
   Distribution                          328,001,148      21,749,763       1,541,870       4,100,161       352,309,202
   General                                23,899,932       6,664,258         515,330      (4,164,479)       25,884,381
                                        -------------   -------------   -------------   -------------   ---------------
                                         410,673,945      31,422,589       2,094,752         (73,780)      439,928,002
  Construction Work in Progress            4,198,180      (1,768,830)              0               0         2,429,350
                                        -------------   -------------   -------------   -------------   ---------------
                 Total Gas Plant         414,872,125      29,653,759       2,094,752         (73,780)      442,357,352

  Other Property:
   Land                                    4,693,408           9,345               0               0         4,702,753
   Building & Equipment                      198,581               0               0               0           198,581
                                        -------------   -------------   -------------   -------------   ---------------
                 Total                   419,764,114      29,663,104       2,094,752         (73,780)      447,258,686
                                        -------------   -------------   -------------   -------------   ---------------

*   See Note 1 to Consolidated Financial Statements on page 16 of the 1992 Annual Report to Shareholders for disclosure of depreciation methods.
**  Amortization of intangibles, property transfers, sales and adjustments.
                                                            - 29 -

                                                         SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
                                                         SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT*
                                                         YEAR ENDED DECEMBER 31, 1992

Col. A.                                    Col. B.         Col. C.         Col. D.         Col. E.          Col. F.
- -----------------------------------------------------------------------------------------------------------------------
                                          Balance at                                     Other Changes     Balance at
                                          Beginning       Additions                      Add (Deduct)-        End
Classification                            of Period        At Cost       Retirements      Describe**       of Period
- -----------------------------------------------------------------------------------------------------------------------

South Jersey Energy Company

  Intangible                            $        219    $          0    $          0    $          0    $          219
  Plant & Equipment                           13,746             228               0               0            13,974
                                        -------------   -------------   -------------   -------------   ---------------
                 Total                        13,965             228               0               0            14,193
                                        -------------   -------------   -------------   -------------   ---------------

Energy & Minerals, Inc.

  Land                                     1,047,163               0               0               0         1,047,163
  Intangible                                   2,268               0               0          (2,268)                0
  Plant & Equipment                          451,265               0               0               0           451,265
                                        -------------   -------------   -------------   -------------   ---------------
                 Total                     1,500,696               0               0          (2,268)        1,498,428
                                        -------------   -------------   -------------   -------------   ---------------

The Morie Company, Inc.

  Intangible                                   8,920               0               0          (8,920)                0
  Land & Mineral Rights                    4,559,753          52,655               0         (10,600)        4,601,808
  Plant & Equipment                       37,034,409       1,245,171         480,962               0        37,798,618
                                        -------------   -------------   -------------   -------------   ---------------
                 Total                    41,603,082       1,297,826         480,962         (19,520)       42,400,426
                                        -------------   -------------   -------------   -------------   ---------------

*   See Note 1 to Consolidated Financial Statements on page 16 of the 1992 Annual Report to Shareholders for disclosure of depreciation methods.
**  Amortization of intangibles, property transfers, sales and adjustments.
                                                            - 30 -

                                                         SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
                                                         SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT*
                                                         YEAR ENDED DECEMBER 31, 1992

Col. A.                                    Col. B.         Col. C.         Col. D.         Col. E.          Col. F.
- -----------------------------------------------------------------------------------------------------------------------
                                          Balance at                                     Other Changes     Balance at
                                          Beginning       Additions                      Add (Deduct)-        End
Classification                            of Period        At Cost       Retirements      Describe**       of Period
- -----------------------------------------------------------------------------------------------------------------------

S. W. Downer, Jr. Company

  Land                                  $    168,000    $          0    $          0    $          0    $      168,000
  Building & Equipment                     1,865,743          86,105           9,000           4,050         1,946,898
                                        -------------   -------------   -------------   -------------   ---------------
                 Total                     2,033,743          86,105           9,000           4,050         2,114,898
                                        -------------   -------------   -------------   -------------   ---------------

R and T Castellini Company

  Land                                        28,259          22,439               0               0            50,698
  Building & Equipment                     2,013,352         109,175          17,500               0         2,105,027
                                        -------------   -------------   -------------   -------------   ---------------
                 Total                     2,041,611         131,614          17,500               0         2,155,725
                                        -------------   -------------   -------------   -------------   ---------------
Onshore Construction

  Equipment                                1,338,307         429,474               0               0         1,767,781
                                        -------------   -------------   -------------   -------------   ---------------

Cape Atlantic Crane

  Equipment                                  502,318           9,963               0               0           512,281
                                        -------------   -------------   -------------   -------------   ---------------

  Total South Jersey Industries, Inc.
      Consolidated                      $470,372,841    $ 31,697,870    $  2,602,614    $    (91,518)   $  499,376,579
                                        =============   =============   =============   =============   ===============

*   See Note 1 to Consolidated Financial Statements on page 16 of the 1992 Annual Report to Shareholders for disclosure of depreciation methods.
**  Amortization of intangibles, property transfers, sales and adjustments.


                                                         SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
                                                         SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT*
                                                         YEAR ENDED DECEMBER 31, 1991

Col. A.                                    Col. B.         Col. C.         Col. D.         Col. E.          Col. F.
- -----------------------------------------------------------------------------------------------------------------------
                                          Balance at                                     Other Changes     Balance at
                                          Beginning       Additions                      Add (Deduct)-        End
Classification                            of Period        At Cost       Retirements      Describe**       of Period
- -----------------------------------------------------------------------------------------------------------------------

South Jersey Industries, Inc.

  Intangible                            $     24,560    $          0    $          0    $          0    $       24,560
  Land                                     1,215,916          33,783             400               0         1,249,299
  Plant & Equipment                          298,806           2,340               0               0           301,146
                                        -------------   -------------   -------------   -------------   ---------------
                 Total                     1,539,282          36,123             400               0         1,575,005
                                        -------------   -------------   -------------   -------------   ---------------
South Jersey Gas Company

  Gas Plant in Service:
   Intangible                              2,630,464               0               0         (74,780)        2,555,684
   Production                                880,935          23,114           1,000          14,982           918,031
   Storage                                 7,588,188          14,165           5,890             406         7,596,869
   Transmission                           44,243,711       2,790,804             196         667,962        47,702,281
   Distribution                          302,692,199      22,713,428       1,022,232       3,617,753       328,001,148
   General                                22,879,981       5,786,045         479,973      (4,286,121)       23,899,932
                                        -------------   -------------   -------------   -------------   ---------------
                                         380,915,478      31,327,556       1,509,291         (59,798)      410,673,945
  Construction Work in Progress            3,303,796         894,384               0               0         4,198,180
                                        -------------   -------------   -------------   -------------   ---------------
                 Total Gas Plant         384,219,274      32,221,940       1,509,291         (59,798)      414,872,125

  Other Property:
   Land                                    4,689,971           3,437               0               0         4,693,408
   Building & Equipment                      198,581               0               0               0           198,581
                                        -------------   -------------   -------------   -------------   ---------------
                 Total                   389,107,826      32,225,377       1,509,291         (59,798)      419,764,114
                                        -------------   -------------   -------------   -------------   ---------------

*   See Note 1 to Consolidated Financial Statements on page 16 of the 1991 Annual Report to Shareholders for disclosure of depreciation methods.
**  Amortization of intangibles, property transfers, sales and adjustments.
                                                            - 32 -


                                                         SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
                                                         SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT*
                                                         YEAR ENDED DECEMBER 31, 1991

Col. A.                                    Col. B.         Col. C.         Col. D.         Col. E.          Col. F.
- -----------------------------------------------------------------------------------------------------------------------
                                          Balance at                                     Other Changes     Balance at
                                          Beginning       Additions                      Add (Deduct)-        End
Classification                            of Period        At Cost       Retirements      Describe**       of Period
- -----------------------------------------------------------------------------------------------------------------------

South Jersey Energy Company

  Intangible                            $        219    $          0    $          0    $          0    $          219
  Plant & Equipment                           13,746               0               0               0            13,746
                                        -------------   -------------   -------------   -------------   ---------------
                 Total                        13,965               0               0               0            13,965
                                        -------------   -------------   -------------   -------------   ---------------

Energy & Minerals, Inc.

  Land                                     1,045,631           1,532               0               0         1,047,163
  Intangible                                   2,268               0               0               0             2,268
  Plant & Equipment                          439,180          37,505          25,420               0           451,265
                                        -------------   -------------   -------------   -------------   ---------------
                 Total                     1,487,079          39,037          25,420               0         1,500,696
                                        -------------   -------------   -------------   -------------   ---------------

The Morie Company, Inc.

  Intangible                                   9,784               0               0            (864)            8,920
  Land & Mineral Rights                    4,536,302          55,921          21,870         (10,600)        4,559,753
  Plant & Equipment                       34,688,247       2,646,520         300,358               0        37,034,409
                                        -------------   -------------   -------------   -------------   ---------------
                 Total                    39,234,333       2,702,441         322,228         (11,464)       41,603,082
                                        -------------   -------------   -------------   -------------   ---------------


*   See Note 1 to Consolidated Financial Statements on page 16 of the 1991 Annual Report to Shareholders for disclosure of depreciation methods.
**  Amortization of intangibles, property transfers, sales and adjustments.
                                                            - 33 -

                                                         SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
                                                         SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT*
                                                         YEAR ENDED DECEMBER 31, 1991

Col. A.                                    Col. B.         Col. C.         Col. D.         Col. E.          Col. F.
- -----------------------------------------------------------------------------------------------------------------------
                                          Balance at                                     Other Changes     Balance at
                                          Beginning       Additions                      Add (Deduct)-        End
Classification                            of Period        At Cost       Retirements      Describe**       of Period
- -----------------------------------------------------------------------------------------------------------------------

S. W. Downer, Jr. Company

  Land                                  $    168,000    $          0    $          0    $          0    $      168,000
  Building & Equipment                     1,792,563          84,013          15,000           4,167         1,865,743
                                        -------------   -------------   -------------   -------------   ---------------
                 Total                     1,960,563          84,013          15,000           4,167         2,033,743
                                        -------------   -------------   -------------   -------------   ---------------

R and T Castellini Company

  Land                                        28,259               0               0               0            28,259
  Building & Equipment                     1,983,347          36,005           6,000               0         2,013,352
                                        -------------   -------------   -------------   -------------   ---------------
                 Total                     2,011,606          36,005           6,000               0         2,041,611
                                        -------------   -------------   -------------   -------------   ---------------
Onshore Construction

  Equipment                                1,232,970         105,337               0               0         1,338,307
                                        -------------   -------------   -------------   -------------   ---------------

Cape Atlantic Crane

  Equipment                                  501,495             823               0               0           502,318
                                        -------------   -------------   -------------   -------------   ---------------

  Total South Jersey Industries, Inc.
      Consolidated                      $437,089,119    $ 35,229,156    $  1,878,339    $    (67,095)   $  470,372,841
                                        =============   =============   =============   =============   ===============
*   See Note 1 to Consolidated Financial Statements on page 16 of the 1991 Annual Report to Shareholders for disclosure of depreciation methods.
**  Amortization of intangibles, property transfers, sales and adjustments.
                                                            - 34 -


                                           SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
                                           SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
                                           PROPERTY, PLANT AND EQUIPMENT
                                           YEAR ENDED DECEMBER 31, 1993
Col. A.                                      Col. B.         Col. C.         Col. D.         Col. E.          Col. F.
- -------------------------------------------------------------------------------------------------------------------------
                                            Balance at     Additions Charged               Other Changes     Balance at
                                            Beginning      to Costs and                    Add (Deduct)-        End
Classification                              of Period        Expenses      Retirements      Describe*        of Period
- -------------------------------------------------------------------------------------------------------------------------

South Jersey Industries, Inc.
  Plant & Equipment                       $    176,345    $     29,758    $          0    $          0    $      206,103
                                          -------------   -------------   -------------   -------------   ---------------

South Jersey Gas Company  **

  Gas Plant in Service:
   Production                                   77,925          46,172           2,116             919           122,900
   Storage                                   4,271,279         332,210          51,675          (5,090)        4,546,724
   Transmission                             16,787,280       1,463,103         434,569          (1,962)       17,813,852
   Distribution                             89,126,837       9,754,665       1,329,523        (640,781)       96,911,198
   General                                   7,072,396         967,214         765,828          53,870         7,327,652
                                          -------------   -------------   -------------   -------------   ---------------
                 Total                     117,335,717      12,563,364       2,583,711        (593,044)      126,722,326
  Other Property                                73,882               0               0         (73,882)                0
                                          -------------   -------------   -------------   -------------   ---------------
                 Total                     117,409,599      12,563,364       2,583,711        (666,926)      126,722,326
                                          -------------   -------------   -------------   -------------   ---------------

South Jersey Energy Company

  Plant & Equipment                              8,350           2,428               0               0            10,778
                                          -------------   -------------   -------------   -------------   ---------------

*   Transfers, cost of removal of utility plant and salvage.
**  Certain reclassifications have been made of prevously reported amounts to conform with classifications used in the current year.


                                           SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
                                           SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
                                           PROPERTY, PLANT AND EQUIPMENT
                                           YEAR ENDED DECEMBER 31, 1993

Col. A.                                      Col. B.         Col. C.         Col. D.         Col. E.          Col. F.
- -------------------------------------------------------------------------------------------------------------------------
                                            Balance at     Additions Charged               Other Changes     Balance at
                                            Beginning      to Costs and                    Add (Deduct)-        End
Classification                              of Period        Expenses      Retirements      Describe*        of Period
- -------------------------------------------------------------------------------------------------------------------------

Energy & Minerals, Inc.

  Plant & Equipment                       $     55,193    $     25,888    $     27,938    $     (1,920)   $       51,223
                                          -------------   -------------   -------------   -------------   ---------------

The Morie Company, Inc.

  Land & Minerals Rights                     1,021,588         118,082               0               0         1,139,670
  Building & Equipment                      23,666,834       2,803,590         585,105        (202,148)       25,683,171
                                          -------------   -------------   -------------   -------------   ---------------
                  Total                     24,688,422       2,921,672         585,105        (202,148)       26,822,841
                                          -------------   -------------   -------------   -------------   ---------------

S. W. Downer, Jr. Company

  Building & Equipment                         758,755         215,970          23,813               0           950,912
                                          -------------   -------------   -------------   -------------   ---------------


*   Transfers, cost of removal of utility plant and salvage.
                                                              - 36 -


                                           SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
                                           SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
                                           PROPERTY, PLANT AND EQUIPMENT
                                           YEAR ENDED DECEMBER 31, 1993

Col. A.                                      Col. B.         Col. C.         Col. D.         Col. E.          Col. F.
- -------------------------------------------------------------------------------------------------------------------------
                                            Balance at     Additions Charged               Other Changes     Balance at
                                            Beginning      to Costs and                    Add (Deduct)-        End
Classification                              of Period        Expenses      Retirements      Describe*        of Period
- -------------------------------------------------------------------------------------------------------------------------

R and T Castellini Company

  Building & Equipment                    $    862,942    $    229,311    $     11,500    $          0    $    1,080,753
                                          -------------   -------------   -------------   -------------   ---------------

Onshore Construction

  Equipment                                    471,028         199,223               0               0           670,251
                                          -------------   -------------   -------------   -------------   ---------------

Cape Atlantic Crane

  Equipment                                    182,909          57,340           7,000               0           233,249
                                          -------------   -------------   -------------   -------------   ---------------

R & T Castellini Construction Company

  Equipment                                          0          38,267               0               0            38,267
                                          -------------   -------------   -------------   -------------   ---------------

    Total South Jersey Industries, Inc.
      Consolidated                        $144,613,543    $ 16,283,221    $  3,239,067    $   (870,994)   $  156,786,703
                                          =============   =============   =============   =============   ===============

*   Transfers, cost of removal of utility plant and salvage.
                                                              - 37 -

                                           SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
                                           SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
                                           PROPERTY, PLANT AND EQUIPMENT
                                           YEAR ENDED DECEMBER 31, 1992

Col. A.                                      Col. B.         Col. C.         Col. D.         Col. E.          Col. F.
- -------------------------------------------------------------------------------------------------------------------------
                                            Balance at     Additions Charged               Other Changes     Balance at
                                            Beginning      to Costs and                    Add (Deduct)-        End
Classification                              of Period        Expenses      Retirements      Describe*        of Period
- -------------------------------------------------------------------------------------------------------------------------

South Jersey Industries, Inc.

  Plant & Equipment                       $    147,256    $     29,089    $          0    $          0    $      176,345
                                          -------------   -------------   -------------   -------------   ---------------

South Jersey Gas Company  **

  Gas Plant in Service:
   Production                                   53,667          14,625               0           9,633            77,925
   Storage                                   3,955,892         329,813           1,749         (12,677)        4,271,279
   Transmission                             15,449,479       1,399,175          35,803         (25,571)       16,787,280
   Distribution                             82,101,801       9,016,997       1,541,870        (450,091)       89,126,837
   General                                   6,649,491         904,286         515,330          33,949         7,072,396
                                          -------------   -------------   -------------   -------------   ---------------
                 Total                     108,210,330      11,664,896       2,094,752        (444,757)      117,335,717
  Other Property                                73,882               0               0               0            73,882
                                          -------------   -------------   -------------   -------------   ---------------
                 Total                     108,284,212      11,664,896       2,094,752        (444,757)      117,409,599
                                          -------------   -------------   -------------   -------------   ---------------

South Jersey Energy Company

  Plant & Equipment                              5,926           2,424               0               0             8,350
                                          -------------   -------------   -------------   -------------   ---------------

*   Transfers, cost of removal of utility plant and salvage.
**  Certain reclassifications have been made of prevously reported amounts to conform with classifications used in the current year.
                                                              - 38 -

                                           SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
                                           SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
                                           PROPERTY, PLANT AND EQUIPMENT
                                           YEAR ENDED DECEMBER 31, 1992

Col. A.                                      Col. B.         Col. C.         Col. D.         Col. E.          Col. F.
- -------------------------------------------------------------------------------------------------------------------------
                                            Balance at     Additions Charged               Other Changes     Balance at
                                            Beginning      to Costs and                    Add (Deduct)-        End
Classification                              of Period        Expenses      Retirements      Describe*        of Period
- -------------------------------------------------------------------------------------------------------------------------

Energy & Minerals, Inc.

  Plant & Equipment                       $     31,085    $     24,108    $          0    $          0    $       55,193
                                          -------------   -------------   -------------   -------------   ---------------

The Morie Company, Inc.

  Land & Minerals Rights                       913,728         107,860               0               0         1,021,588
  Building & Equipment                      21,662,710       2,720,336         508,877        (207,335)       23,666,834
                                          -------------   -------------   -------------   -------------   ---------------
                  Total                     22,576,438       2,828,196         508,877        (207,335)       24,688,422
                                          -------------   -------------   -------------   -------------   ---------------

S. W. Downer, Jr. Company

  Building & Equipment                         514,956         248,749           4,950               0           758,755
                                          -------------   -------------   -------------   -------------   ---------------


*   Transfers, cost of removal of utility plant and salvage.
                                                              - 39 -

                                           SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
                                           SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
                                           PROPERTY, PLANT AND EQUIPMENT
                                           YEAR ENDED DECEMBER 31, 1992

Col. A.                                      Col. B.         Col. C.         Col. D.         Col. E.          Col. F.
- -------------------------------------------------------------------------------------------------------------------------
                                            Balance at     Additions Charged               Other Changes     Balance at
                                            Beginning      to Costs and                    Add (Deduct)-        End
Classification                              of Period        Expenses      Retirements      Describe*        of Period
- -------------------------------------------------------------------------------------------------------------------------

R and T Castellini Company

  Building & Equipment                    $    604,104    $    274,143    $     15,305    $          0    $      862,942
                                          -------------   -------------   -------------   -------------   ---------------

Onshore Construction

  Equipment                                    285,528         185,500               0               0           471,028
                                          -------------   -------------   -------------   -------------   ---------------

Cape Atlantic Crane

  Equipment                                    124,441          58,468               0               0           182,909
                                          -------------   -------------   -------------   -------------   ---------------

    Total South Jersey Industries, Inc.
      Consolidated                        $132,573,946    $ 15,315,573    $  2,623,884    $   (652,092)   $  144,613,543
                                          =============   =============   =============   =============   ===============


*   Transfers, cost of removal of utility plant and salvage.
                                                              - 40 -

                                           SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
                                           SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
                                           PROPERTY, PLANT AND EQUIPMENT
                                           YEAR ENDED DECEMBER 31, 1991

Col. A.                                      Col. B.         Col. C.         Col. D.         Col. E.          Col. F.
- -------------------------------------------------------------------------------------------------------------------------
                                            Balance at     Additions Charged               Other Changes     Balance at
                                            Beginning      to Costs and                    Add (Deduct)-        End
Classification                              of Period        Expenses      Retirements      Describe*        of Period
- -------------------------------------------------------------------------------------------------------------------------

South Jersey Industries, Inc.

  Plant & Equipment                       $    119,761    $     27,495    $          0    $          0    $      147,256
                                          -------------   -------------   -------------   -------------   ---------------

South Jersey Gas Company  **

  Gas Plant in Service:
   Production                                   25,274          14,411          (1,000)         12,982            53,667
   Storage                                   3,634,051         328,666           5,890            (935)        3,955,892
   Transmission                             14,210,834       1,242,766             196          (3,925)       15,449,479
   Distribution                             75,253,371       8,331,574       1,022,232        (460,912)       82,101,801
   General                                   6,219,006         861,715         479,973          48,743         6,649,491
                                          -------------   -------------   -------------   -------------   ---------------
                 Total                      99,342,536      10,779,132       1,507,291        (404,047)      108,210,330
  Other Property                                73,882               0               0               0            73,882
                                          -------------   -------------   -------------   -------------   ---------------
                 Total                      99,416,418      10,779,132       1,507,291        (404,047)      108,284,212
                                          -------------   -------------   -------------   -------------   ---------------

South Jersey Energy Company

  Plant & Equipment                              3,544           2,382               0               0             5,926
                                          -------------   -------------   -------------   -------------   ---------------

*   Transfers, cost of removal of utility plant and salvage.
**  Certain reclassifications have been made of prevously reported amounts to conform with classifications used in the current year.
                                                              - 41 -

                                           SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
                                           SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
                                           PROPERTY, PLANT AND EQUIPMENT
                                           YEAR ENDED DECEMBER 31, 1991

Col. A.                                      Col. B.         Col. C.         Col. D.         Col. E.          Col. F.
- -------------------------------------------------------------------------------------------------------------------------
                                            Balance at     Additions Charged               Other Changes     Balance at
                                            Beginning      to Costs and                    Add (Deduct)-        End
Classification                              of Period        Expenses      Retirements      Describe*        of Period
- -------------------------------------------------------------------------------------------------------------------------

Energy & Minerals, Inc.

  Plant & Equipment                       $     31,456    $     24,642    $     23,093    $     (1,920)   $       31,085
                                          -------------   -------------   -------------   -------------   ---------------

The Morie Company, Inc.

  Land & Minerals Rights                       810,512         103,216               0               0           913,728
  Building & Equipment                      19,408,747       2,721,104         287,722        (179,419)       21,662,710
                                          -------------   -------------   -------------   -------------   ---------------
                  Total                     20,219,259       2,824,320         287,722        (179,419)       22,576,438
                                          -------------   -------------   -------------   -------------   ---------------

S. W. Downer, Jr. Company

  Building & Equipment                         280,235         245,554          10,833               0           514,956
                                          -------------   -------------   -------------   -------------   ---------------


*   Transfers, cost of removal of utility plant and salvage.
                                                              - 42 -

                                           SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
                                           SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
                                           PROPERTY, PLANT AND EQUIPMENT
                                           YEAR ENDED DECEMBER 31, 1991

Col. A.                                      Col. B.         Col. C.         Col. D.         Col. E.          Col. F.
- -------------------------------------------------------------------------------------------------------------------------
                                            Balance at     Additions Charged               Other Changes     Balance at
                                            Beginning      to Costs and                    Add (Deduct)-        End
Classification                              of Period        Expenses      Retirements      Describe*        of Period
- -------------------------------------------------------------------------------------------------------------------------

R and T Castellini Company

  Building & Equipment                    $    326,084    $    281,687    $      3,667    $          0    $      604,104
                                          -------------   -------------   -------------   -------------   ---------------

Onshore Construction

  Equipment                                    132,069         153,459               0               0           285,528
                                          -------------   -------------   -------------   -------------   ---------------

Cape Atlantic Crane

  Equipment                                     66,224          58,217               0               0           124,441
                                          -------------   -------------   -------------   -------------   ---------------

    Total South Jersey Industries, Inc.
      Consolidated                        $120,595,050    $ 14,396,888    $  1,832,606    $   (585,386)   $  132,573,946
                                          =============   =============   =============   =============   ===============


*   Transfers, cost of removal of utility plant and salvage.

                                                              - 43 -

                                                        SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
                                                        SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

Col. A.                                   Col. B.                   Col. C.               Col. D.          Col. E.
- ----------------------------------------------------------------------------------------------------------------------
                                                                    Additions
                                                                    -------
                                                            (1)             (2)
                                                                         Charged to
                                         Balance at      Charged to        Other                          Balance at
                                         Beginning       Costs and       Accounts-      Deductions-          End
Classification                           of Period        Expenses       Describe *     Describe **       of Period
- ----------------------------------------------------------------------------------------------------------------------

                                                        YEAR ENDED DECEMBER 31, 1993

Provision for Uncollectible Accounts   $  1,071,200    $    912,929    $    320,337    $  1,278,137    $    1,026,329



                                                        YEAR ENDED DECEMBER 31, 1992

Provision for Uncollectible Accounts   $  1,162,200    $  1,090,310    $    562,613    $  1,743,923    $    1,071,200



                                                        YEAR ENDED DECEMBER 31, 1991

Provision for Uncollectible Accounts   $  1,062,200    $  1,271,586    $    352,685    $  1,524,271    $    1,162,200




 * Recoveries of accounts previously written off and minor adjustments.

** Uncollectible accounts written off.

                                                           - 44 -

                                                         SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
                                                         SCHEDULE IX - SHORT-TERM BORROWINGS

Col. A.                               Col. B.            Col. C.          Col. D.              Col. E.               Col. F.
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    Weighted
Category of                                              Weighted      Maximum Amount       Average Amount          Average
Aggregate                             Balance            Average        Outstanding          Outstanding            Interest
Short-Term                             at End            Interest          During               During             Rate During
Borrowing*                           of Period            Rate           the Period          the Period**         the Period***
- ------------------------------------------------------------------------------------------------------------------------------------

                                                         YEAR ENDED DECEMBER 31, 1993

Notes Payable to Banks             $ 82,750,000           3.48%        $ 90,600,000         $ 67,682,000               3.41%



                                                         YEAR ENDED DECEMBER 31, 1992

Notes Payable to Banks             $ 61,100,000           3.81%        $ 70,900,000         $ 47,200,000               4.32%



                                                         YEAR ENDED DECEMBER 31, 1991

Notes Payable to Banks             $ 70,600,000           5.95%        $ 72,700,000         $ 46,998,000                6.4%




*   Unsecured promissory notes with maturities of less than one year.

**  Computed using daily balances.

*** Computed by dividing total interest on short-term debt by average debt outstanding.


                                                                - 45 -

                                                 SOUTH JERSEY INDUSTRIES, INC.
                                                 NUMBER ONE SOUTH JERSEY PLAZA
                                                 ROUTE 54
                                                 FOLSOM, NEW JERSEY 08037
                                                 FORM 10-K FYE 12/31/93

                                   EXHIBIT INDEX
                                                      Incorporated by
                                                       Reference From
Reference                                                       Reference
Number             Description of Exhibit        Exhibit        Document

(3)(a)(i)       Certificate of Incorporation     (4)(a)         Form S-2
                of the Company, as amended                      (2-91515)
                through April 19, 1984.

(3)(a)(ii)      Amendment to Certificate of      (4)(e)(1)      Form S-3
                Incorporation relating to                       (33-1320)
                two-for-one stock split
                effective as of April 28,
                1987.

(3)(a)(iii)     Amendment to Certificate of      (4)(e)(2)      Form S-3
                Incorporation relating to                       (33-1320)
                director and officer
                liability.

(3)(b)          Bylaws of the Company as         (3)(c)         Form 10-K
                amended and restated                            for 1990
                through October 1, 1990.                        (1-6364)

(4)(a)          Form of Stock Certificate        (4)(a)         Form 10-K
                for common stock.                               for 1985
                                                                (1-6364)

(4)(b)(i)       First Mortgage Indenture         (4)(b)(i)      Form 10-K
                dated October 1, 1947                           for 1987
                                                                (1-6364)

(4)(b)(vi)      Form of South Jersey Gas         (4)(b)(vi)     Form 10-K
                Company First Mortgage                          for 1980
                Bond, 7-7/8% Series due 1994.                   (1-6364)

(4)(b)(vii)     Form of South Jersey Gas         (4)(b)(vii)    Form 10-K
                Company First Mortgage                          for 1980
                Bond, 8-1/4% Series due 1996.                   (1-6364)

(4)(b)(viii)    Form of South Jersey Gas         (4)(b)(viii)   Form 10-K
                Company First Mortgage                          for 1980
                Bond, 8-1/4% Series due 1998.                   (1-6364)

(4)(b)(x)       Twelfth Supplemental Inden-      5(b)           Form S-7
                ture, dated as of June 1,                       (2-68038)
                1980.

                                                 SOUTH JERSEY INDUSTRIES, INC.
                                                 NUMBER ONE SOUTH JERSEY PLAZA
                                                 ROUTE 54
                                                 FOLSOM, NEW JERSEY 08037
                                                 FORM 10-K FYE 12/31/93

                                   EXHIBIT INDEX
                                                      Incorporated by
                                                       Reference From
Reference                                                       Reference
Number             Description of Exhibit        Exhibit        Document

(4)(b)(xii)     Fifteenth Supplemental           (4)(b)(xiii)   Form 10-K
                Indenture, dated July 1,                        for 1986
                1986, 9.2% Series due 1998.                     (1-6364)

(4)(b)(xiv)     Sixteenth Supplemental           (4)(b)(xv)     Form 10-Q
                Indenture dated as of                           for quarter
                April 1, 1988, 10-1/4%                          ended
                Series due 2008.                                March 31,
                                                                1988 (1-6364)

(4)(b)(xv)      Seventeenth Supplemental         (4)(b)(xv)     Form 10-K
                Indenture dated as of                           for 1989
                May 1, 1989.                                    (1-6364)

(4)(b)(xvi)     Eighteenth Supplemental          (4)(e)         Form S-3
                Indenture, dated as of                          (33-36581)
                March 1, 1990.

(4)(b)(xvii)    Nineteenth Supplemental                         Form 10-K
                Indenture, dated as of                          for 1992
                April 1, 1992.                                  (1-6364)

(4)(b)(xviii)   Twentieth Supplemental
                Indenture, dated as of
                June 1, 1993.
                (filed herewith)

(9)             None

(10)(d)         Gas storage agreement GSS
                between South Jersey Gas
                Company and Transco,
                dated October 1, 1993.
                (filed herewith)

(10)(e)         Gas storage agreement            (5)(h)         Form S-7
                between South Jersey Gas                        (2-56223)
                Company and Transco,
                dated December 16, 1953.

                                                 SOUTH JERSEY INDUSTRIES, INC.
                                                 NUMBER ONE SOUTH JERSEY PLAZA
                                                 ROUTE 54
                                                 FOLSOM, NEW JERSEY 08037
                                                 FORM 10-K FYE 12/31/93

                                   EXHIBIT INDEX
                                                      Incorporated by
                                                       Reference From
Reference                                                       Reference
Number             Description of Exhibit        Exhibit        Document

(10)(f)         Gas storage agreement            (5)(f)         Form S-7
                between South Jersey Gas                        (2-56223)
                Company and Transco,
                dated June 3, 1974.

(10)(h)         Gas storage agreement (WSS)      (10)(h)        Form 10-K
                between South Jersey Gas                        for 1991
                Company and Transco dated                       (1-6364)
                August 1, 1991.

(10)(i)         Gas storage agreement (LSS)
                between South Jersey Gas
                Company and Transco,
                dated October 31, 1993.
                (filed herewith)

(10)(i)(a)      Gas storage and sales            (10)(i)(a)     Form 10-K
                agreement between South                         for 1988
                Jersey Gas Company and                          (1-6364)
                Transco, dated May 10,
                1987 (effective April 1, 1988).

(10)(i)(b)      Gas storage agreement (ESS)
                between South Jersey Gas
                Company and Transco,
                dated November 1, 1993.
                (filed herewith)

(10)(i)(c)      Gas Transportation Service       (10)(i)(c)     Form 10-K
                Agreement between South                         for 1989
                Jersey Gas Company and                          (1-6364)
                Transco, dated April 1,
                1986.

(10)(i)(e)      Service agreement (FS)           (10)(i)(e)     Form 10-K
                between South Jersey Gas                        for 1991
                Company and Transco,                            (1-6364)
                dated August 1, 1991.

                                                 SOUTH JERSEY INDUSTRIES, INC.
                                                 NUMBER ONE SOUTH JERSEY PLAZA
                                                 ROUTE 54
                                                 FOLSOM, NEW JERSEY 08037
                                                 FORM 10-K FYE 12/31/93

                                   EXHIBIT INDEX
                                                      Incorporated by
                                                       Reference From
Reference                                                       Reference
Number             Description of Exhibit        Exhibit        Document

(10)(i)(f)      Service agreement (FT) between   (10)(i)(f)     Form 10-K
                South Jersey Gas Company                        for 1991
                and Transco, dated February 1,                  (1-6364)
                1992.

(10)(i)(g)      Service agreement (Incremental   (10)(i)(g)     Form 10-K
                FT) between South Jersey Gas                    for 1991
                Company and Transco, dated                      (1-6364)
                August 1, 1991.

(10)(i)(i)      Gas storage agreement (SS-2)     (10)(i)(i)     Form 10-K
                between South Jersey Gas                        for 1991
                Company and Transco, dated                      (1-6364)
                July 25, 1990.

(10)(i)(j)      Gas Transportation Service
                Agreement between South
                Jersey Gas Company and Transco,
                dated December 20, 1991.
                (filed herewith)

(10)(i)(k)      Amendment to Gas Transportation
                Agreement, dated December 20,
                1991 between South Jersey Gas
                Company and Transco, dated
                October 5, 1993.
                (filed herewith)

(10)(j)(a)      Gas Transportation Service       (10)(j)(a)     Form 10-K
                Agreement (FTS) between South                   for 1989
                Jersey Gas Company and                          (1-6364)
                Equitable Gas Company,
                dated November 1, 1986.

(10)(k)(h)      Gas Transportation Service       (10)(k)(h)     Form 10-K
                Agreement (TF) between South                    for 1989
                Jersey Gas Company and                          (1-6364)
                Consolidated Gas Trans-
                mission Corporation, dated
                November 21, 1987.

                                                 SOUTH JERSEY INDUSTRIES, INC.
                                                 NUMBER ONE SOUTH JERSEY PLAZA
                                                 ROUTE 54
                                                 FOLSOM, NEW JERSEY 08037
                                                 FORM 10-K FYE 12/31/93

                                   EXHIBIT INDEX
                                                      Incorporated by
                                                       Reference From
Reference                                                       Reference
Number             Description of Exhibit        Exhibit        Document

(10)(k)(i)      Gas purchase agreement           (10)(k)(i)     Form 10-K
                between South Jersey Gas                        for 1989
                Company and ARCO Gas Market-                    (1-6364)
                ing, Inc., dated March 5, 1990.

(10)(k)(k)      Gas Transportation Service
                Agreement (FTS 1) between
                South Jersey Gas Company and
                Columbia Gulf Transmission
                Company, dated November 1,
                1993.
                (filed herewith)


(10)(k)(l)      Assignment Agreement
                capacity and service rights
                (FTS-2) between South Jersey
                Gas Company and Columbia
                Gulf Transmission Company,
                dated November 1, 1993.
                (filed herewith)

(10)(k)(m)      FTS Service Agreement
                No. 39556 between South
                Jersey Gas Company and
                Columbia Gas Transmission
                Corporation, dated
                November 1, 1993.
                (filed herewith)

(10)(k)(n)      FTS Service Agreement
                No. 38099 between South
                Jersey Gas Company and
                Columbia Gas Transmission
                Corporation, dated
                November 1, 1993.
                (filed herewith)

                                                 SOUTH JERSEY INDUSTRIES, INC.
                                                 NUMBER ONE SOUTH JERSEY PLAZA
                                                 ROUTE 54
                                                 FOLSOM, NEW JERSEY 08037
                                                 FORM 10-K FYE 12/31/93

                                   EXHIBIT INDEX
                                                      Incorporated by
                                                       Reference From
Reference                                                       Reference
Number             Description of Exhibit        Exhibit        Document

(10)(k)(o)      NTS Service Agreement
                No. 39305 between South
                Jersey Gas Company and
                Columbia Gas Transmission
                Corporation, dated
                November 1, 1993.
                (filed herewith)

(10)(k)(p)      FSS Service Agreement
                No. 38130 between South
                Jersey Gas Company and
                Columbia Gas Transmission
                Corporation, dated
                November 1, 1993.
                (filed herewith)

(10)(k)(q)      SST Service Agreement
                No. 38086 between South
                Jersey Gas Company and
                Columbia Gas Transmission
                Corporation, dated
                November 1, 1993.
                (filed herewith)

(10)(l)         Deferred Payment Plan for        (10)(l)        Form 10-K
                Directors of South Jersey                       for 1986
                Industries, Inc., South                         (1-6364)
                Jersey Gas Company and
                Energy & Minerals, Inc.
                as amended and restated
                August 22, 1986.

(10)(l)(a)      Form of Deferred Compen-         (10)(j)(a)     Form 10-K
                sation Agreement between                        for 1980
                the Company and/or a sub-                       (1-6364)
                sidiary and eleven of its
                officers.

(10)(l)(b)      Schedule of Deferred Com-        (10)(l)(b)     Form 10-K
                pensation Agreements.                           for 1992
                                                                (1-6364)

                                                 SOUTH JERSEY INDUSTRIES, INC.
                                                 NUMBER ONE SOUTH JERSEY PLAZA
                                                 ROUTE 54
                                                 FOLSOM, NEW JERSEY 08037
                                                 FORM 10-K FYE 12/31/93

                                   EXHIBIT INDEX
                                                      Incorporated by
                                                       Reference From
Reference                                                       Reference
Number             Description of Exhibit        Exhibit        Document

(10)(l)(c)      Supplemental Executive           (10)(l)(c)     Form 10-K
                Retirement Program, as                          for 1992
                amended and restated ef-                        (1-6364)
                fective September 1, 1991,
                and form of Agreement
                between certain Company
                or subsidiary Company
                officers.

(10)(l)(d)      Form of Officer Employment       (10)(i)(d)     Form 10-K
                Agreement between certain                       for 1991
                officers and either the Company                 (1-6364)
                or its Subsidiaries.

(10)(l)(e)      Schedule of Officer              (10)(i)(e)     Form 10-K
                Employment Agreements.                          for 1991
                                                                (1-6364)

(10)(l)(f)      Officer Severance Benefit        (10)(l)(g)     Form 10-K
                Program for all officers.                       for 1985
                                                                (1-6364)

(10)(l)(g)      Discretionary Incentive          (10(l)(h)      Form 10-K
                Bonus Program for all                           for 1985
                officers and management                         (1-6364)
                employees.

(10)(l)(h)      The 1987 Stock Option and        (10)(l)(i)     Form 10-K
                Stock Appreciation Rights                       for 1987
                Plan including Form of                          (1-6364)
                Agreement.

(10)(p)         Retirement Plan for Non-         (10)(p)        Form 10-K
                employee Members of the                         for 1988
                Board of Directors.                             (1-6364)

(10)(q)         Executive Employment Agreement   (10)(q)        Form 10-K
                dated August 1, 1991 between the                for 1991
                Company and William F. Ryan,                    (1-6364)
                President and Chief Executive
                Officer.

                                                 SOUTH JERSEY INDUSTRIES, INC.
                                                 NUMBER ONE SOUTH JERSEY PLAZA
                                                 ROUTE 54
                                                 FOLSOM, NEW JERSEY 08037
                                                 FORM 10-K FYE 12/31/93

                                   EXHIBIT INDEX
                                                      Incorporated by
                                                       Reference From
Reference                                                       Reference
Number             Description of Exhibit        Exhibit        Document

(11)            Not Applicable

(12)            Calculation of Ratio of Earnings to Fixed Charges
                (Before Federal Income
                Taxes) (filed herewith).

(13)            The Annual Report to Shareholders
                of the Company for the year
                ended December 31, 1993 is
                filed as an exhibit hereto
                solely to the extent portions
                are specifically incorporated
                by reference herein.

(16)            Not Applicable

(18)            Not Applicable

(21)            Subsidiaries of the Registrant.
                (filed herewith)

(22)            None

(23)            Independent Auditors' Consent
                (filed herewith)

(24)            Power of Attorney
                (filed herewith)

(99)            None