Form 10-Q
period 1994-03-31
SOUTH JERSEY INDUSTRIES INC
filed 1994-05-16
CIK 91928

Page 1 of 19


              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 or 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1994

Commission File Number 1-6364

                    SOUTH JERSEY INDUSTRIES, INC.
 Exact name of registrant as specified in its charter)

       New Jersey                                 22-1901645
 State or other jurisdiction of              (I.R.S. Employer's
 incorporation of organization)             Identification No.)

  Number One South Jersey Plaza, Route 54, Folsom, NJ    08037
(Address of principal executive offices)               (Zip Code)

                          (609) 561-9000
 Registrant's telephone number, including area code)


Former name, former address, and former fiscal year, if changed since last report


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                     Yes   X      No

As of May 11, 1994, there were 9,972,839 shares of the registrant's common stock outstanding.


             No Exhibits are required with this Report
                  and there is no Exhibit Index.


















                 PART I  -  FINANCIAL INFORMATION


Item 1.  Financial Statements  --  See Pages 3 through 12












                               - 2 -




                   SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

               CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
- - -----------------------------------------------------------------------------------
                       (In Thousands Except for Share Data)

                                                                   Three Months Ende
                                                                   March 31,
                                                      -----------------------------
                                                          1994            1993
- - -----------------------------------------------------------------------------------
Operating Revenues:
  Utility. . . . . . . . . . . . . . . . . . . . .        $123,001        $102,444
  Nonutility . . . . . . . . . . . . . . . . . . .          15,942          11,003
                                                      -------------   -------------
      Total Operating Revenues . . . . . . . . . .         138,943         113,447
                                                      -------------   -------------
Operating Expenses:
  Gas Purchased for Resale . . . . . . . . . . . .          73,051          54,730
  Operations - Utility . . . . . . . . . . . . . .           9,283           8,363
               Nonutility. . . . . . . . . . . . .          15,146          10,715
  Maintenance. . . . . . . . . . . . . . . . . . .           2,365           1,919
  Depreciation and Depletion . . . . . . . . . . .           4,000           3,716
  Federal Income Taxes . . . . . . . . . . . . . .           5,372           5,168
  State Gross Receipts & Franchise Taxes . . . . .          14,754          14,079
  Other Taxes. . . . . . . . . . . . . . . . . . .           1,160             915
                                                      -------------   -------------
      Total Operating Expenses . . . . . . . . . .         125,131          99,605
                                                      -------------   -------------
Operating Income . . . . . . . . . . . . . . . . .          13,812          13,842
                                                      -------------   -------------
Interest Charges . . . . . . . . . . . . . . . . .           4,003           3,681
                                                      -------------   -------------
Income Before Preferred Stock Dividend
  Requirements of Subsidiary . . . . . . . . . . .           9,809          10,161
                                                      -------------   -------------
Preferred Stock Dividend
  Requirements of Subsidiary . . . . . . . . . . .              46              47
                                                      -------------   -------------
Income Before Cumulative Effect
  of a Change in Accounting Principle. . . . . . .           9,763          10,114
                                                      -------------   -------------
Cumulative Effect of a Change in
  Accounting Principle . . . . . . . . . . . . . .               0             382
                                                      -------------   -------------
Net Income Applicable to Common Stock. . . . . . .          $9,763         $10,496
                                                      =============   =============
Average Shares of Common Stock Outstanding . . . .       9,886,557       9,567,353
                                                      =============   =============
Earnings Per Common Share:
  Before Cumulative Effect
    of a Change in Accounting Principle. . . . . .           $0.99           $1.06
  Cumulative Effect of a Change in
    Accounting Principle . . . . . . . . . . . . .            0.00            0.04
                                                      -------------   -------------
     Earnings Per Common Share . . . . . . . . . .           $0.99           $1.10
                                                      =============   =============
Dividends Declared Per Common Share. . . . . . . .          $0.360           $0.35
                                                      =============   =============

See notes to condensed consolidated financial statements.


                                        - 3 -



                   SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
- - ---------------------------------------------------------------------------------------
                                  (In Thousands)
                                                              March 31,      December 31,
                                                       --------------------------------
                                                         1994       1993        1993
- - ---------------------------------------------------------------------------------------
ASSETS

Property, Plant & Equipment:
  Utility Plant, at original cost. . . . . . . . . . . $479,949   $448,845    $473,067
    Accumulated Depreciation & Amortization. . . . . . (129,570)  (119,910)   (126,722)
  Nonutility Property & Equipment, at cost . . . . . .   59,694     57,702      59,106
    Accumulated Depreciation & Depletion . . . . . . .  (30,716)   (28,024)    (30,065)
                                                       ---------  ---------  ----------
        Property, Plant & Equipment - Net. . . . . . .  379,357    358,613     375,386
                                                       ---------  ---------  ----------
Available-for-Sale Securities. . . . . . . . . . . . .      917        917         917
                                                       ---------  ---------  ----------
Current Assets:
  Cash and Cash Equivalents. . . . . . . . . . . . . .    9,659      8,965       9,935
  Accounts Receivable. . . . . . . . . . . . . . . . .   57,525     46,370      31,026
  Unbilled Revenues. . . . . . . . . . . . . . . . . .   12,792     12,686      18,502
  Provision for Uncollectibles . . . . . . . . . . . .   (1,033)    (1,077)     (1,026)
  Natural Gas in Storage, average cost . . . . . . . .    2,367        990      12,202
  Materials and Supplies, average cost . . . . . . . .   10,984     11,230      11,489
  Assets Held for Disposal . . . . . . . . . . . . . .      343        349         345
  Prepayments and Other. . . . . . . . . . . . . . . .    2,088      1,874       2,426
                                                       ---------  ---------  ----------
        Total Current Assets . . . . . . . . . . . . .   94,725     81,387      84,899
                                                       ---------  ---------  ----------
Accounts Receivable - Merchandise. . . . . . . . . . .    2,150      2,627       2,221
                                                       ---------  ---------  ----------
Deferred Debits:
  Gross Receipts and Franchise Taxes . . . . . . . . .    5,568      5,968       5,668
  Environmental Remediation Costs. . . . . . . . . . .   26,047     15,114      26,223
  Income Taxes - Flowthrough Depreciation. . . . . . .   17,212     15,839      17,296
  Deferred Fuel Costs - Net. . . . . . . . . . . . . .        0          0       5,345
  Postretirement Benefit Costs . . . . . . . . . . . .    4,886        949       3,902
  Other. . . . . . . . . . . . . . . . . . . . . . . .    9,118     12,426       9,921
                                                       ---------  ---------  ----------
        Total Deferred Debits. . . . . . . . . . . . .   62,831     50,296      68,355
                                                       ---------  ---------  ----------
              Total. . . . . . . . . . . . . . . . . . $539,980   $493,840    $531,778
                                                       =========  =========  ==========


See notes to condensed consolidated financial statements.



                                                - 4 -
                   SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
- - ---------------------------------------------------------------------------------------
                                  (In Thousands)              March 31,      December 31,
                                                       --------------------------------
                                                         1994       1993        1993
- - ---------------------------------------------------------------------------  ----------
CAPITALIZATION AND LIABILITIES

Common Equity:






  Common Stock . . . . . . . . . . . . . . . . . . . .  $12,464    $12,038     $12,256
  Premium on Common Stock. . . . . . . . . . . . . . .    97859      90586       94381
  Retained Earnings. . . . . . . . . . . . . . . . . .    40093      39528       33889
                                                       ---------  ---------  ----------
        Total Common Equity. . . . . . . . . . . . . .   150416     142152      140526
                                                       ---------  ---------  ----------
Redeemable Cumulative Preferred Stock:
  South Jersey Gas Company, Par Value
   $100 a share:
    Authorized - 50,904, 51,804
                 and 50,904 shares
    Outstanding -
      Series A, 4.70% -- 6,600, 7,500
                         and 6,600 shares. . . . . . .      660        750         660
      Series B, 8% -- 19,242, 19,242                          0          0           0
                      and 19,242 shares. . . . . . . .     1924       1924        1924
                                                       ---------  ---------  ----------
        Total Preferred Stock. . . . . . . . . . . . .     2584       2674        2584
                                                       ---------  ---------  ----------
Long-Term Debt . . . . . . . . . . . . . . . . . . . .   142035     118800      144305
                                                       ---------  ---------  ----------
Current Liabilities:
  Notes Payable to Banks . . . . . . . . . . . . . . .    51600      44200       82750
  Current Maturities of Long-Term Debt . . . . . . . .    10391       8065        8230
  Accounts Payable . . . . . . . . . . . . . . . . . .    27284      24982       27814
  Customer Deposits. . . . . . . . . . . . . . . . . .     5867       5677        5781
  Gross Receipts & Franchise Taxes Accrued . . . . . .    28557      43762       13904
  Environmental Remediation Costs. . . . . . . . . . .     3645          0        3624
  Interest Accrued and
   Other Current Liabilities . . . . . . . . . . . . .    11073      10521        9275
                                                       ---------  ---------  ----------
        Total Current Liabilities. . . . . . . . . . .   138417     137207      151378
                                                       ---------  ---------  ----------
Deferred Credits:
  Pension and Other Postretirement Benefits. . . . . .     7757       2945        6602
  Accumulated Deferred Income Taxes. . . . . . . . . .    64105      58217       63648
  Investment Tax Credits . . . . . . . . . . . . . . .     7331       7721        7428
  Deferred Revenues. . . . . . . . . . . . . . . . . .    12056      16291           0
  Environmental Remediation Costs. . . . . . . . . . .     8190          0        8260
  Other. . . . . . . . . . . . . . . . . . . . . . . .     7089       7833        7047
                                                       ---------  ---------  ----------
        Total Deferred Credits . . . . . . . . . . . .   106528      93007       92985
                                                       ---------  ---------  ----------
              Total. . . . . . . . . . . . . . . . . . $539,980   $493,840    $531,778
                                                       =========  =========  ==========


See notes to condensed consolidated financial statements.

                                                - 5 -


                     SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

              CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
- - -------------------------------------------------------------------------------------
                                     (In Thousands)
                                                                    Three Months Ended
                                                                          March 31,
                                                                  -------------------
                                                                    1994       1993
- - -------------------------------------------------------------------------------------
Cash Flows from Operating Activities:

   Net Income Applicable to Common Stock. . . . . . . . . . .      $9,763    $10,496
   Adjustments to Reconcile Net Income to Cash Flows:
     Depreciation, Depletion and Amortization . . . . . . . .       4,704      4,300
     Provision for Losses on Accounts Receivable. . . . . . .         157        122
     Revenues and Fuel Costs Deferred - Net . . . . . . . . .      17,401      3,330
     Deferred and Non-Current Federal Income Taxes
      and Credits - Net . . . . . . . . . . . . . . . . . . .         512        455
     Cumulative Effect of a Change in Accounting Principle. .           0       (382)
     Environmental Remediation Costs - Net. . . . . . . . . .         127        215
     Changes in:
       Accounts Receivable. . . . . . . . . . . . . . . . . .     (20,939)   (15,301)
       Inventories. . . . . . . . . . . . . . . . . . . . . .      10,340      9,326
       Prepayments and Other Current Assets . . . . . . . . .         340        280
       Gross Receipts & Franchise Taxes Accrued . . . . . . .      14,653     13,918
       Accounts Payable and Other Accrued Liabilities . . . .       1,354     (6,027)
     Other - Net. . . . . . . . . . . . . . . . . . . . . . .         607      1,152
                                                                  --------   --------
Net Cash Provided by Operating Activities . . . . . . . . . .      39,019     21,884
                                                                  --------   --------
Cash Flows from Investing Activities:

   Capital Expenditures, Cost of Removal and Salvage. . . . .      (8,163)    (7,750)
                                                                        0          0
Net Cash Used in Investing Activities . . . . . . . . . . . .      (8,163)    (7,750)
                                                                        0          0
Cash Flows from Financing Activities:                                   0          0
                                                                        0          0
   Net Repayments of Lines of Credit. . . . . . . . . . . . .     (31,150)   (16,900)
   Principal Repayments of Long-Term Debt . . . . . . . . . .        (110)       (58)
   Dividends on Common Stock. . . . . . . . . . . . . . . . .      (3,559)    (3,377)
   Proceeds from Sale of Common Stock . . . . . . . . . . . .       3,687      2,980
                                                                  --------   --------
Net Cash Used In Financing Activities . . . . . . . . . . . .     (31,132)   (17,355)
                                                                  --------   --------
Net Decrease in Cash and Cash Equivalents . . . . . . . . . .        (276)    (3,221)
Cash and Cash Equivalents at Beginning of Period. . . . . . .       9,935     12,186
                                                                  --------   --------
Cash and Cash Equivalents at End of Period. . . . . . . . . .      $9,659     $8,965
                                                                  ========   ========


See notes to condensed consolidated financial statements


                                       - 6 -


          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 1.
          The condensed consolidated financial statements include the accounts of South Jersey Industries, Inc. (the Company or SJI) and all of its subsidiaries. Certain intercompany transactions, amounting to approximately $1.0 million and $0.9 million for the three-month periods ended March 31, 1994 and 1993, respectively, were not eliminated. Such amounts were capitalized to utility plant or environmental remediation costs on the South Jersey Gas Company (SJG) books of account (See Note 6). All other significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made of previously reported amounts to conform with classifications used in the current year. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments and the adjustments described in Notes 4 and 5) necessary for a fair statement of the financial position and the operating results at the dates and for the periods presented. The businesses of the Company are subject to seasonal fluctuations and, accordingly, this interim financial information should not be considered a basis for estimating the results of operations for the full year.

Note 2.
          The Company has 20,000,000 shares of Common Stock authorized of which the following shares were issued and outstanding:

                                          1994       1993
                                          ----       ----
     Beginning Balance January 1,      9,804,576  9,497,700
     Issued during period:
       Employees' Stock Ownership Plan     2,716      2,499
       Dividend Reinvestment &
         Stock Purchase Plan             161,179    127,161
       Stock Option & Stock
         Appreciation Rights Plan          3,060      3,060
                                       ---------  ---------
     Ending Balance March 31,          9,971,531  9,630,420
                                       =========  =========

          The par value ($1.25 share) of the stock issued in 1994 and 1993 has been credited to Common Stock and the net excess over par value of $3,478,217 and $2,814,085 received for such stock for the three months ended March 31, 1994 and 1993, respectively, has been credited to Premium on Common Stock.

          The Company has a Stock Option and Stock Appreciation Rights Plan under which not more than 306,000 shares in the aggregate may be issued to officers and other key employees of the Company and its subsidiaries. No options or stock appreciation rights may be granted under the plan after

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         (CONTINUED)

Note 2.   (Continued)

     January 23, 1997. At March 31, 1994, the Company had 50,560 options outstanding, exercisable at prices from $17.16 to $24.69 per share. At March 31, 1993, the Company had 61,200 options outstanding, exercisable at prices from $17.16 to $17.89 per share. During each of the three-month periods ended March 31, 1994 and 1993, 3,060 options were exercised at a price of $17.89 per share. On September 16, 1993, the Company granted options on 10,000 shares exercisable at $24.69, the fair market value on the date of grant. No options were granted in 1994. No stock appreciation rights have been issued under the plan. The stock options outstanding at March 31, 1994 and 1993 did not have a material effect on the earnings per share calculations. The Company also has a Dividend Reinvestment and Stock Purchase Plan and an Employees' Stock Ownership Plan.

Note 3.
          There are certain restrictions under various loan agreements as to the amount of cash dividends or other distributions that may be paid on the common stock of certain subsidiaries. At the consolidated level, however, there were no restrictions on the Company's aggregate equity in its subsidiaries' retained earnings which totaled approximately $40.1 million at March 31, 1994.

Note 4.
          In February 1992, the Financial Accounting Standards Board issued FASB No. 109 entitled "Accounting for Income Taxes". The Company adopted this statement in 1993. Its adoption resulted in the recording on the balance sheet of additional assets and liabilities, with the difference being credited to earnings as a cumulative effect change in accounting principle. The primary asset created as a result of adopting FASB No. 109 is income taxes - flowthrough depreciation in the amount of $17,632,400 as of January 1, 1993. This amount represents the recording of the net tax effect of excess liberalized depreciation over book depreciation on utility plant because of temporary differences for which, prior to FASB No. 109, deferred taxes had not previously been provided. These tax benefits were previously flowed through in rates and management believes that as the amortization of the asset occurs, it will be recoverable through rates. Management is seeking such recovery as part of its January 7, 1994 petition for a general base rate increase (See Note 7).

          The cumulative effect of this change as of January 1, 1993, was to increase income by $382,100, or $0.04 per share. Restatement of prior years for the effect of FASB No. 109 would not have materially changed previously reported earnings.

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            (CONTINUED)

Note 4. (Continued)

          The Company and its subsidiaries provide postretirement health care and life insurance benefits to certain retired employees. The aggregate amounts paid during the three-month periods ended March 31, 1994 and 1993 were not material.

          Effective January 1, 1993, the Company adopted FASB No. 106 entitled "Employers' Accounting for Postretirement Benefits Other Than Pensions". This statement requires the Company to accrue the estimated cost of retiree benefit payments during the years the employee provides services. The Company previously expensed the cost of these benefits, which are principally health care, on a pay-as-you-go basis. The Company has elected to recognize the unfunded transition obligation of approximately $27.8 million over a period of twenty years.

          The majority of the Company's costs apply to its utility subsidiary, SJG, which is currently recovering these costs on a pay-as-you-go basis through its rates. SJG is recording a regulatory asset pursuant to a BRC order for the amount by which the cost exceeds the current level recovered in rates. The recovery of this regulatory asset, which amounted to approximately $4.9 million at March 31, 1994, is being addressed in SJG's current base rate case proceeding and it is expected that the recovery will be included in base rates (See Note 7).

Note 5.
          FASB No. 112, "Employer's Accounting for Postemployment Benefits" became effective in 1994. This statement requires the Company to accrue the estimated cost of benefits provided by an employer to former or inactive employees after employment, but before retirement, during the years the employee provides services. The adoption of FASB No. 112 did not have a material effect on the results of operations or financial position of the Company.

          The Company also adopted FASB No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which became effective in 1994. Adoption of this statement had no impact on the results of operations or financial position of the Company.

Note 6.
          In May 1990, the Board of Regulatory Commissioners (BRC) approved the stipulation entered into by the parties which allowed SJG to collect 100 percent of its gas costs which reflect producer-supplier take-or-pay costs from ratepayers. All costs billed by pipeline suppliers on a volumetric basis are being passed through on a current basis. The majority of the costs billed on a fixed basis have been paid to a

          SOUTH JERSEY INDUSTRIES, INC.  AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            (CONTINUED)

Note 6.   (Continued)

     pipeline over a 3-year period, but are being recovered from ratepayers over a 6-year period without interest. This recovery mechanism started in November 1990. The amount of these costs which have been flowed through to SJG, net of refunds, was approximately $1.5 million for the three-month period ended March 31, 1993. No such costs have been flowed through to SJG during the three-month period ended March 31, 1994; however, based on current estimates and information available, there are additional fixed costs of approximately $1.1 million to be billed to SJG under this stipulation.

         SJG, in the normal course of conducting business, has entered into long-term contracts for the supply of natural gas, firm transportation, and long-term firm gas storage service. The earliest expiration of any of these contracts is 1997; however, the initial primary term of this agreement can be extended annually through October 1999. All of the transportation and storage service agreements between SJG and its interstate pipeline suppliers are provided under tariffs on file with, and approved by, the Federal Energy Regulatory Commission (FERC). SJG's cumulative obligations for demand charges paid to its suppliers for all of these services is approximately $5.0 million per month which is recovered on a current basis through its Levelized Gas Adjustment Clause
     (LGAC).

          During 1992, the FERC issued a series of orders requiring all interstate pipelines to restructure their services. Included in these orders is FERC Order No. 636 which required pipelines to separate their sales and transportation services and change their rate design. Also, as a result of these orders, SJG will incur certain transition costs, which have yet to be determined, that are associated with its pipeline suppliers unbundling their services. SJG expects to recover any costs resulting from these orders through its LGAC.

          SJI and its subsidiaries have responded to requests from the U.S. Environmental Protection Agency and the New Jersey Department of Environmental Protection and Energy for information regarding several sites at which SJG or predecessor companies operated gas manufacturing plants or a nonutility subsidiary previously operated a fuel oil business. Manufactured gas operations were terminated at all SJG sites more than 30 years ago. Through March 31, 1994, the Company has recorded environmental and remediation costs of $29.3 million, of which $17.5 million has been expended. Management's estimate of the remaining liability of approximately $11.8 million is reflected on the consolidated balance sheet under the captions "Current Liabilities" and "Deferred Credits". Such amounts have not been adjusted for potential insurance recovery, which management is pursuing.
          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            (CONTINUED)

Note 6.   (Continued)

     Recorded amounts include estimated costs to be incurred through 1996 based on projected investigation and remediation work plans using existing technologies. Estimates beyond this time cannot be made on a reliable basis due to changing technology, government regulations and site specific requirements and, therefore, have not been recorded; however, the total costs to be incurred after 1996 may be substantial. The major portion of such costs relate to the remediation of former gas manufacturing sites of SJG, which has recorded and expended amounts of $27.3 million and $16.9 million, respectively, through March 31, 1994. SJG has established a regulatory asset for these costs and is recovering its costs as expended over 7-year amortization periods, as authorized by the BRC. SJG has recovered $3.0 million through rates as of March 31, 1994. The balance of such costs and payments, amounting to $2.0 million and $.6 million, respectively, relates to other environmental related costs including nonutility sites previously used in fuel oil operations.

          In June 1991, new gross receipts and franchise tax legislation was adopted in New Jersey. The new legislation accelerated the tax payments to a current year basis which required SJG to make additional annual payments of $15.4 million and $12.2 million on April 1, 1993 and April 4, 1994, respectively. In 1992, SJG received a BRC rate order allowing recovery of the costs associated with the acceleration of these tax payments through 1993. SJG petitioned the BRC for recovery of the impact of the accelerated payment in 1994 as part of its current base rate filing (See Note 7).

Note 7.
          On January 7, 1994, SJG petitioned the BRC for a general base rate increase of approximately $26.6 million based on a projected overall rate of return of 10.36 percent, including a 12.75 percent return on equity. As part of this petition, SJG is seeking recovery of the carrying costs on expenditures for environmental remediation of former gas manufacturing sites and on the accelerated payment of gross receipts and franchise taxes in 1994. In addition, SJG is seeking recovery of the additional cost of providing postretirement benefits other than pensions in an effort to begin funding its increasing liability for such costs (See Note 4).

          Hearings are being held as part of SJG's annual levelized gas adjustment clause addressing the reasonableness of SJG's gas purchasing practices. The New Jersey Department of the Public Advocate ("Public Advocate") filed testimony in these hearings seeking to disallow approximately $10.0 million per year of gas purchase related costs. The Public Advocate contends that SJG should not have acquired certain pipeline
          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            (CONTINUED)

Note 7.   (Continued)

     capacity and should have acquired gas supplies with less flexibility and under shorter term contracts. If the BRC granted all or a material part of the disallowance sought by the Public Advocate, SJG's (and therefore the Company's) results of operations would be materially and adversely affected. SJG believes that the testimony introduced by the Public Advocate is unfounded and its management has testified that had it followed the Public Advocate's proposal, it would have jeopardized its ability to meet its obligation to serve its firm customers. Also, SJG has presented testimony through an independent expert of national reputation that both its capacity purchasing and gas supply purchasing practices are reasonable and prudent. Management believes that its position will be sustained and that its gas and capacity purchasing practices are reasonable, prudent and in the best interests of its customers. Management does not expect that the outcome of these hearings will have a material effect on the results of operations of the Company or adversely affect liquidity or debt covenants.







          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition


First Quarter of 1994 Compared to First Quarter of 1993

     Utility Revenues are higher in 1994 compared to 1993 primarily due to increases in residential and general service firm sales by South Jersey Gas Company (SJG), SJI's natural gas distribution subsidiary. Utility revenues also reflect higher unit costs of gas purchased for resale. The increases are attributed to 8.9% colder temperatures and approximately 6,000 additional customers. Nonutility revenues are higher in 1994 primarily due to higher sales by South Jersey Energy Company
(SJE), SJI's energy service subsidiary. The Morie Company, Inc. (Morie), the Company's sand mining and processing subsidiary, and R & T Group, Inc. (R & T), SJI's general construction subsidiary, also experienced increased sales. In the first quarter of 1994, the Temperature Adjustment Clause (TAC) resulted in the deferral of approximately $2.4 million of revenues to be returned to SJG customers.

     Gas Purchased for Resale increased in 1994 due to higher volume sales and higher unit costs. Utility operation expenses are higher primarily due to higher general and administrative costs and distribution expense. Nonutility operation expenses increased mainly due to increases in cost of sales related to increased sales volumes by SJE. Maintenance expense increased in 1994 due to increases in SJG's production and distribution maintenance.

     State Gross Receipts and Franchise Taxes are higher in 1994 due to higher unit sales of natural gas, the basis on which such taxes are levied.

     Interest charges increased in 1994 principally due to higher debt levels and an increase in short-term borrowing rates. Partially offsetting the increase in interest expense was lower interest associated with overcollections of purchased natural gas costs from customers and lower average interest rates on long-term debt balances.

     Net income was lower in 1994 compared to 1993 principally due to increased costs as described above and the impact of the cumulative change in accounting recorded in 1993. Earnings per share were also affected by a higher number of shares outstanding.

Liquidity

     Seasonal aspects of the Company's subsidiary operations affect cash flows, revenues and operating expenses and, generally, the level of current assets and current liabilities. Utility operations are usually greater during the first and fourth quarters of the year, reflecting the impact of higher sales resulting from colder temperatures. The increase in the accounts receivable balance at March 31, 1994, compared with March 31, 1993, is principally due to
Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (Continued)

Liquidity  (Continued)

higher sales in the first quarter of 1994. Sand mining and construction operations are usually greater during the second and third quarters of the year, reflecting higher demand for sand products and construction services during periods of warmer temperatures.

     Management anticipates that future operations will continue to generate sufficient cash flows to meet its operating needs, pay dividends, repay current portions of long-term debt, and finance a portion of the Company's planned capital expenditures. As described in Note 6, cash flow is impacted in the second quarter in 1993 and 1994 by accelerated gross receipts and franchise tax payments of $15.4 and $12.2 million, respectively to the State of New Jersey. The effect of accelerated tax payments are reflected in the Condensed Statements of Consolidated Cash Flows. SJG recovers the costs associated with such payments in rates as allowed by the BRC.

     In other tax matters, the enactment of The Omnibus
Budget Reconciliation Act of 1993 did not have a material effect on the liquidity of SJI or its subsidiaries.

     "Revenues and Fuel Costs Deferred - Net" reflect amounts collected in excess of the tariff established under South Jersey Gas Company's Levelized Gas Adjustment Clause (LGAC). Increases in this amount represent increases in working capital while decreases, reflecting repayment of overcollections to customers, represent decreases in working capital. "Deferred Fuel Costs" represent amounts undercollected from customers under the LGAC. Cash flows from operations were increased by $17.4 million for the period ended March 31, 1994.

     Short-term bank lines of credit aggregate $136.25 million of which $84.65 million was unused at March 31, 1994.
The credit lines are uncommitted and unsecured with borrowings thereunder being at various terms of less than one year at interest rates less than the prime rate of interest in effect at the time of borrowing.

     Cash flow from nonutility operations is generally retained in the nonutility companies with amounts in excess of cash requirements being passed up to the Company either as a dividend or as a temporary short-term loan. Such activities are not considered material in relation to the financial statements taken as a whole.

     In February 1992, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" and its adoption in 1993 resulted in the creation of a regulatory asset and an increase in deferred income tax liability in the like amount of approximately $17.6 million as of January 1,

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition  (Continued)

Liquidity  (Continued)

1993. Management believes that as the amortization of the asset occurs, such amortization will be recoverable through rates, thereby offsetting any tax payments due related to the effects of previous flowthrough depreciation. Also FASB No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" which was adopted in 1993, requires an accrual basis of accounting for postretirement benefits. In accordance with the statement, the projected annual cost in 1994 is $5.6 million, including a $1.4 million amortization of the actuarially computed unfunded transition obligation of $27.8 million. The unfunded transition obligation is being recognized over 20 years. The majority of the postretirement benefit costs apply to SJG, which, as prescribed by the New Jersey Board of Regulatory Commissioners (BRC), has recorded a regulatory asset in the amount of approximately $4.9 million (See Note 4), representing the excess of the annual cost over the level of costs recovered under current rates. The recovery of this regulatory asset will be addressed in SJG's current base rate case proceeding and it is expected that the recovery of such asset will be included in base rates. Consequently, it is not expected that the adoption of FASB No. 106 will adversely impact liquidity or debt covenants. In addition, the application of FASB 112, "Employers' Accounting for Postemployment Benefits", which became effective in 1994, was not immaterial to the Company's financial statements and cash flows.

     During 1992, the FERC issued a series of orders requiring all interstate pipelines to restructure their services. These orders required the pipelines to separate sales and transportation services and to change their rate design. Under FERC Order No. 636, as amended, SJG is responsible for securing and maintaining its own gas supplies from producers and other suppliers. SJG has entered into several contracts which, when combined, will replace one hundred percent of long-term gas supplies previously purchased from interstate pipelines. SJG does not expect any adverse impact on its operations, cash flows or liquidity from the implementation of FERC Order No. 636. SJG expects to recover any costs resulting from these orders through its LGAC.

     The FERC's actions unbundling the services of natural gas pipelines under Orders No. 636 and 547 were designed to increase competition by providing greater access by buyers and sellers to pipeline systems. As a result, companies such as SJG and SJE have greater flexibility in marketing gas, transportation and storage capacity, thereby providing greater profit opportunities. Although the impact of such sales on net income was not material in 1993, or the first quarter of 1994, it is expected that the SJI companies' resources and experience in this area should result in increasing revenues and profits in future years.

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition  (Continued)

Liquidity  (Continued)

     SJG, in the normal course of conducting business, has entered into long-term contracts for the supply of natural gas, firm transportation, and long-term firm gas storage services. The earliest expiration of any of these contracts is 1997; however, the initial primary term of this agreement can be extended annually through October, 1999. All of the transportation and storage service agreements between SJG and its interstate pipeline suppliers are provided under tariffs on file with, and approved by, the FERC. SJG's cumulative obligations for demand charges paid to its suppliers for all of these services is approximately $5.0 million per month which is recovered on a current basis through its LGAC.

     As described in Note 7, hearings are being heard as part of SJG's annual LGAC addressing the reasonableness of SJG's gas purchasing practices. The New Jersey Department of the Public Advocate ("Public Advocate") has filed testimony seeking to disallow approximately $10.0 million per year of gas purchase costs, an amount material to results of operations and cash flows. SJG believes that the testimony introduced by the Public Advocate is unfounded and has presented testimony, through an independent expert of national reputation, that both its capacity purchasing and gas supply purchasing practices are reasonable and prudent. Management does not expect that the outcome of these hearings will have a material effect on the results of operations of the Company or adversely affect its liquidity or debt covenants.

     There are presently gas-producer-state regulations which could limit natural gas production. SJG has not experienced any limitations in its ability to obtain supplies at competitive prices and compete with other energy suppliers in the market place on an ongoing basis.

     Through December 31, 1993, the Company has recorded environmental and remediation costs of $29.3 million, of which $17.5 million has been expended, and the remaining liability of approximately $11.8 million is reflected in the balance sheet under the captions "Current Liabilities" and "Deferred Credits". Such amounts have not been adjusted for potential insurance recovery which management is pursuing. Recorded amounts include estimated costs to be incurred through 1996 based on projected investigation and remediation work plans using existing technologies. Estimates beyond this time cannot be made on a reliable basis due to changing technology, government regulations and site specific requirements and, therefore, are not included, however, the total costs to be incurred after 1996 could be substantial. The major portion of such costs relate to the remediation of former gas manufacturing sites of SJG, which has recorded and expended amounts of $27.3 million and $16.9 million, respectively, through March 31, 1994. SJG has established a regulatory asset for these costs and is recovering its costs as expended over 7-year amortization periods, as authorized by the

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition  (Continued)

Liquidity  (Continued)

BRC. SJG has recovered $3.0 million through rates as of March 31, 1994. The balance of such costs and payments, amounting to $2.0 million and $0.6 million, respectively, relates to other environmental related costs including nonutility sites previously used in fuel oil operations.

Capital Resources

     The Company has a continuing need for cash resources and capital, primarily to invest in new and replacement equipment and facilities for its utility subsidiary. Total construction expenditures for utility and nonutility operations are estimated at approximately $32.8 million for 1994, of which $8.2 million has been expended through March 31, 1994. Construction expenditures over the next three years, including environmental remediation, are estimated at a level of approximately $33.0 million annually. Such investment is expected to be funded from several sources including cash generated by operations, temporary use of short-term debt, sale of first mortgage bonds, sale of common stock and capital leases.

     The Company plans to continue the sale of common stock under its Dividend Reinvestment and Stock Purchase Plan, the proceeds of which will be used for general corporate purposes. In the three months ended March 31, 1994, SJI issued 166,955 shares of common stock through its various plans, including a Stock Option and Stock Appreciation Rights Plan, its Dividend Reinvestment and Stock Purchase Plan and Employees' Stock Ownership Plan for approximately $3.7 million. In the three months ended March 31, 1993, SJI issued 132,720 common shares for approximately $3.0 million under such plans (shares issued reflect a 2% stock dividend declared in the first quarter of 1993). On April 13, 1994, SJI increased the level of optional cash contributions from $6,000 per quarter to $100,000 annually. Any impact on cash flow from the possible exercise of options referred to in
Note 2 is estimated to be immaterial.

     On June 29, 1993, SJG sold $35.0 million of its First
Mortgage Bonds, 6.95% Series, the proceeds of which were used to reduce short-term debt incurred in connection with SJG's construction program.

     The Company is confident it will have sufficient cash flow to meet its operating, capital and dividend needs and is taking and will take such actions necessary to employ its resources effectively.







                  PART II  --  OTHER INFORMATION

Item 1.   Legal Proceedings

          Information required by this Item is incorporated by reference to Part I, Item 1, Note 6, on pages 9, 10, and 11 regarding contingent liabilities related to remediation and clean-up of certain sites which included manufactured gas operations and to Part I, Item 1, Note 7 on pages 11 and 12 as to the petition for rate increase and hearings being held as part of SJG's annual levelized gas adjustment clause.


Item 6.   Exhibits and Reports on Form 8-K

     b. No reports on Form 8-K were filed during the quarter for which this report is filed.







                            SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               SOUTH JERSEY INDUSTRIES, INC.
                                        (Registrant)



Dated:  May 11, 1994         By:  /s/ Gerald S. Levitt
                                 -------------------------------
                                   Gerald S. Levitt
                                   Vice President and
                                   Chief Financial Officer





Dated:  May 11, 1994         By:  /s/ Richard B. Tonielli
                                 -------------------------------
                                   Richard B. Tonielli
                                   Treasurer