Form 10-Q
period 1994-06-30
SOUTH JERSEY INDUSTRIES INC
filed 1994-08-12
CIK 91928

Page 1 of 22


              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 or 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1994

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

                          (609) 561-9000
(Registrant's telephone number, including area code)


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


                     Yes   X      No

As of August 9, 1994, there were 10,454,374 shares of the registrant's common stock outstanding.


             No Exhibits are required with this Report
                  and there is no Exhibit Index.


















                  PART I  -  FINANCIAL INFORMATION


 Item 1.  Financial Statements  --  See Pages 3 through 14









































                   SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

               CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
- - -------------------------------------------------------------------------------------
                       (In Thousands Except for Share Data)
                                                                     Three Months Ended
                                                                     June 30,
- - -------------------------------------------------------------------------------------
                                                            1994            1993
                                                        -----------------------------
Operating Revenues:
  Utility. . . . . . . . . . . . . . . . . . . . .           $47,197         $46,638
  Nonutility . . . . . . . . . . . . . . . . . . .            20,148          18,512
                                                        -------------   -------------
      Total Operating Revenues . . . . . . . . . .            67,345          65,150
                                                        -------------   -------------
Operating Expenses:
  Gas Purchased for Resale . . . . . . . . . . . .            25,631          25,377
  Operations - Utility . . . . . . . . . . . . . .             9,176           8,643
               Nonutility. . . . . . . . . . . . .            16,057          15,633
  Maintenance. . . . . . . . . . . . . . . . . . .             2,202           1,998
  Depreciation and Depletion . . . . . . . . . . .             4,099           3,819
  Federal Income Taxes . . . . . . . . . . . . . .               125            (115)
  State Gross Receipts & Franchise Taxes . . . . .             4,479           4,732
  Other Taxes. . . . . . . . . . . . . . . . . . .             1,191           1,078
                                                        -------------   -------------
      Total Operating Expenses . . . . . . . . . .            62,960          61,165
                                                        -------------   -------------
Operating Income . . . . . . . . . . . . . . . . .             4,385           3,985

Interest Charges . . . . . . . . . . . . . . . . .             3,840           3,908
                                                        -------------   -------------
Income Before Preferred Stock Dividend
  Requirements of Subsidiary . . . . . . . . . . .               545              77

Preferred Stock Dividend
  Requirements of Subsidiary . . . . . . . . . . .                46              47
                                                        -------------   -------------
Net Income Applicable to Common Stock. . . . . . .              $499             $30
                                                        =============   =============
Average Shares of Common Stock Outstanding . . . .         9,974,210       9,635,788
                                                        =============   =============
Earnings Per Common Share . . . . . . . . . .                  $0.05           $0.00
                                                        =============   =============
Dividends Declared Per Common Share. . . . . . . .             $0.36           $0.36
                                                        =============   =============




See notes to condensed consolidated financial statements.


                   SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

               CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
- - -------------------------------------------------------------------------------------
                       (In Thousands Except for Share Data)

                                                                     Six Months Ended
                                                                     June 30,
- - -------------------------------------------------------------------------------------
                                                            1994            1993
                                                        -----------------------------

  Utility. . . . . . . . . . . . . . . . . . . . .          $170,198        $149,082
  Nonutility . . . . . . . . . . . . . . . . . . .            36,090          29,515
                                                        -------------   -------------
      Total Operating Revenues . . . . . . . . . .           206,288         178,597
                                                        -------------   -------------
Operating Expenses:
  Gas Purchased for Resale . . . . . . . . . . . .            98,683          80,107
  Operations - Utility . . . . . . . . . . . . . .            18,458          17,006
               Nonutility. . . . . . . . . . . . .            31,202          26,347
  Maintenance. . . . . . . . . . . . . . . . . . .             4,568           3,917
  Depreciation and Depletion . . . . . . . . . . .             8,099           7,535
  Federal Income Taxes . . . . . . . . . . . . . .             5,497           5,053
  State Gross Receipts & Franchise Taxes . . . . .            19,233          18,811
  Other Taxes. . . . . . . . . . . . . . . . . . .             2,351           1,994
                                                        -------------   -------------
      Total Operating Expenses . . . . . . . . . .           188,091         160,770
                                                        -------------   -------------
Operating Income . . . . . . . . . . . . . . . . .            18,197          17,827

Interest Charges . . . . . . . . . . . . . . . . .             7,844           7,589
                                                        -------------   -------------
Income Before Preferred Stock Dividend
  Requirements of Subsidiary . . . . . . . . . . .            10,353          10,238

Preferred Stock Dividend
  Requirements of Subsidiary . . . . . . . . . . .                92              94
                                                        -------------   -------------
Income Before Cumulative Effect
  of a Change in Accounting Principle. . . . . . .            10,261          10,144

Cumulative Effect of a Change in
  Accounting Principle . . . . . . . . . . . . . .                 0             382
                                                        -------------   -------------
Net Income Applicable to Common Stock. . . . . . .           $10,261         $10,526
                                                        =============   =============
Average Shares of Common Stock Outstanding . . . .         9,930,383       9,601,570
                                                        =============   =============
Earnings Per Common Share:
  Before Cumulative Effect
    of a Change in Accounting Principle. . . . . .             $1.03           $1.06
  Cumulative Effect of a Change in
    Accounting Principle . . . . . . . . . . . . .              0.00            0.04
                                                        -------------   -------------
     Earnings Per Common Share . . . . . . . . . .             $1.03           $1.10
                                                        =============   =============
Dividends Declared Per Common Share. . . . . . . .            $0.720          $0.713
                                                        =============   =============

See notes to condensed consolidated financial statements.


                   SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
- - ----------------------------------------------------------------------------------------
                                  (In Thousands)
                                                                 June 30,     December 31,
                                                        --------------------  ----------
                                                          1994       1993       1993
- - ----------------------------------------------------------------------------------------
ASSETS
- - ------
Property, Plant & Equipment:
  Utility Plant, at original cost. . . . . . . . . . .  $487,826   $455,418   $473,067
    Accumulated Depreciation & Amortization. . . . . .  (130,947)  (121,703)  (126,722)
  Nonutility Property & Equipment, at cost . . . . . .    60,569     58,504     59,106
    Accumulated Depreciation & Depletion . . . . . . .   (31,520)   (28,663)   (30,065)
                                                        ---------  ---------  ---------
        Property, Plant & Equipment - Net. . . . . . .   385,928    363,556    375,386
                                                        ---------  ---------  ---------
Available-for-Sale Securities. . . . . . . . . . . . .       917        917        917
                                                        ---------  ---------  ---------
Current Assets:
  Cash and Cash Equivalents. . . . . . . . . . . . . .    11,860      4,093      9,935
  Accounts Receivable. . . . . . . . . . . . . . . . .    39,843     32,457     31,026
  Unbilled Revenues. . . . . . . . . . . . . . . . . .     3,083      3,215     18,502
  Provision for Uncollectibles . . . . . . . . . . . .    (1,042)    (1,083)    (1,026)
  Natural Gas in Storage, average cost . . . . . . . .    10,020      4,511     12,202
  Materials and Supplies, average cost . . . . . . . .    11,190     11,679     11,489
  Assets Held for Disposal . . . . . . . . . . . . . .       342        348        345
  Prepaid Gross Receipts and Franchise Taxes . . . . .    10,543          0          0
  Other Current Assets . . . . . . . . . . . . . . . .     3,251      3,178      2,426
                                                        ---------  ---------  ---------
        Total Current Assets . . . . . . . . . . . . .    89,090     58,398     84,899
                                                        ---------  ---------  ---------
Accounts Receivable - Merchandise. . . . . . . . . . .     2,224      2,266      2,221
                                                        ---------  ---------  ---------
Deferred Debits:
  Gross Receipts and Franchise Taxes . . . . . . . . .     5,468      5,868      5,668
  Environmental Remediation Costs. . . . . . . . . . .    29,205     15,015     26,223
  Income Taxes - Flowthrough Depreciation. . . . . . .    17,128     15,839     17,296
  Deferred Fuel Costs - Net. . . . . . . . . . . . . .         0          0      5,345
  Postretirement Benefit Costs . . . . . . . . . . . .     6,297      1,951      3,902
  Other. . . . . . . . . . . . . . . . . . . . . . . .    10,269     11,822      9,921
                                                        ---------  ---------  ---------
        Total Deferred Debits. . . . . . . . . . . . .    68,367     50,495     68,355
                                                        ---------  ---------  ---------
              Total. . . . . . . . . . . . . . . . . .  $546,526   $475,632   $531,778
                                                        =========  =========  =========


See notes to condensed consolidated financial statements.


                   SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
- - ----------------------------------------------------------------------------------------
                                  (In Thousands)
                                                                 June 30,     December 31,
                                                        --------------------  ----------
                                                          1994       1993       1993
- - ----------------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES
- - ------------------------------
Common Equity:
  Common Stock . . . . . . . . . . . . . . . . . . . .   $13,066    $12,127    $12,256
  Premium on Common Stock. . . . . . . . . . . . . . .   105,897     92,116     94,381
  Retained Earnings. . . . . . . . . . . . . . . . . .    37,001     36,088     33,889
                                                        ---------  ---------  ---------
        Total Common Equity. . . . . . . . . . . . . .   155,964    140,331    140,526
                                                        ---------  ---------  ---------
Redeemable Cumulative Preferred Stock:
  South Jersey Gas Company, Par Value
   $100 a share:
    Authorized - 50,004, 50,904
                 and 50,904 shares
    Outstanding -
      Series A, 4.70% -- 5,700, 6,600
                         and 6,600 shares. . . . . . .       570        660        660
      Series B, 8% -- 19,242, 19,242
                      and 19,242 shares. . . . . . . .     1,924      1,924      1,924
                                                        ---------  ---------  ---------
        Total Preferred Stock. . . . . . . . . . . . .     2,494      2,584      2,584
                                                        ---------  ---------  ---------
Long-Term Debt . . . . . . . . . . . . . . . . . . . .   139,827    151,091    144,305
                                                        ---------  ---------  ---------
Current Liabilities:
  Notes Payable to Banks . . . . . . . . . . . . . . .    84,800     48,400     82,750
  Current Maturities of Long-Term Debt . . . . . . . .    10,159      8,329      8,230
  Accounts Payable . . . . . . . . . . . . . . . . . .    25,071     24,440     27,814
  Customer Deposits. . . . . . . . . . . . . . . . . .     5,714      5,666      5,781
  Gross Receipts & Franchise Taxes Accrued . . . . . .         0      1,235     13,472
  Environmental Remediation Costs. . . . . . . . . . .     5,009          0      3,624
  Interest Accrued and
   Other Current Liabilities . . . . . . . . . . . . .     9,902      8,017      9,707
                                                        ---------  ---------  ---------
        Total Current Liabilities. . . . . . . . . . .   140,655     96,087    151,378
                                                        ---------  ---------  ---------
Deferred Credits:
  Pension and Other Postretirement Benefits. . . . . .     9,126      3,827      6,602
  Accumulated Deferred Income Taxes. . . . . . . . . .    64,181     58,295     63,648
  Investment Tax Credits . . . . . . . . . . . . . . .     7,233      7,623      7,428
  Deferred Revenues. . . . . . . . . . . . . . . . . .     9,870      7,668          0
  Environmental Remediation Costs. . . . . . . . . . .     9,778          0      8,260
  Other. . . . . . . . . . . . . . . . . . . . . . . .     7,398      8,126      7,047
                                                        ---------  ---------  ---------
        Total Deferred Credits . . . . . . . . . . . .   107,586     85,539     92,985
                                                        ---------  ---------  ---------
              Total. . . . . . . . . . . . . . . . . .  $546,526   $475,632   $531,778
                                                        =========  =========  =========


See notes to condensed consolidated financial statements.

                     SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

              CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
- - ----------------------------------------------------------------------------------
                                     (In Thousands)
                                                                 Six Months Ended
                                                                       June 30,
                                                               -------------------
                                                                 1994       1993
- - ----------------------------------------------------------------------------------
Cash Flows from Operating Activities:

   Net Income Applicable to Common Stock. . . . . . . . . . .  $10,261    $10,526
   Adjustments to Reconcile Net Income to Cash Flows:
     Depreciation, Depletion and Amortization . . . . . . . .    9,480      8,847
     Provision for Losses on Accounts Receivable. . . . . . .      368        360
     Revenues and Fuel Costs Deferred - Net . . . . . . . . .   15,215     (5,293)
     Deferred and Non-Current Federal Income Taxes
      and Credits - Net . . . . . . . . . . . . . . . . . . .      638      1,179
     Cumulative Effect of a Change in Accounting Principle. .        0       (382)
     Environmental Remediation Costs - Net. . . . . . . . . .      (79)       314
     Changes in:
       Accounts Receivable. . . . . . . . . . . . . . . . . .    6,250      7,851
       Inventories. . . . . . . . . . . . . . . . . . . . . .    2,481      5,356
       Other Current Assets . . . . . . . . . . . . . . . . .     (822)    (1,023)
       Current Gross Receipts & Franchise Taxes - Net . . . .  (24,015)   (28,152)
       Accounts Payable and Other Accrued Liabilities . . . .   (2,615)    (9,541)
     Other - Net. . . . . . . . . . . . . . . . . . . . . . .     (771)     1,114
                                                               --------   --------
Net Cash Provided by (Used in) Operating Activities . . . . .   16,391     (8,844)
                                                               --------   --------
Cash Flows from Investing Activities:

   Capital Expenditures, Cost of Removal and Salvage. . . . .  (18,781)   (16,709)
                                                               --------   --------
Net Cash Used in Investing Activities . . . . . . . . . . . .  (18,781)   (16,709)
                                                               --------   --------
Cash Flows from Financing Activities:

   Proceeds from Sale of Long-Term Debt . . . . . . . . . . .        0     35,000
   Net Borrowings from (Repayments of) Lines of Credit. . . .    2,050    (12,700)
   Principal Repayments of Long-Term Debt . . . . . . . . . .   (2,821)    (2,503)
   Dividends on Common Stock. . . . . . . . . . . . . . . . .   (7,150)    (6,846)
   Proceeds from Sale of Common Stock . . . . . . . . . . . .   12,326      4,599
   Repurchase of Preferred Stock. . . . . . . . . . . . . . .      (90)       (90)
                                                               --------   --------
Net Cash Provided by Financing Activities . . . . . . . . . .    4,315     17,460
                                                               --------   --------
Net Increase (Decrease) in Cash and Cash Equivalents. . . . .    1,925     (8,093)
Cash and Cash Equivalents at Beginning of Period. . . . . . .    9,935     12,186
                                                               --------   --------
Cash and Cash Equivalents at End of Period. . . . . . . . . .  $11,860     $4,093
                                                               ========   ========
Non Cash Investing and Financing Activities - During 1994, a capital lease obligation of $272 was incurred when one of the Company's subsidiaries entered into a lease for new vehicles and equipment.

See notes to condensed consolidated financial statements

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 1.
          The condensed consolidated financial statements include the accounts of South Jersey Industries, Inc. (the Company or SJI) and all of its subsidiaries. Certain intercompany transactions, amounting to approximately $1.2 million and $1.3 million for the three-month periods and $2.1 million and $2.3 million for the six-month periods ended June 30, 1994 and 1993, respectively, were not eliminated. Such amounts were capitalized to utility plant or environmental remediation costs on the South Jersey Gas Company (SJG) books of account (See Note 6). All other significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made of previously reported amounts to conform with classifications used in the current year. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments and the adjustments described in Notes 4 and 5) necessary for a fair statement of the financial position and the operating results at the dates and for the periods presented. The businesses of the Company are subject to seasonal fluctuations and, accordingly, this interim financial information should not be considered a basis for estimating the results of operations for the full year.

Note 2.
          The Company has 20,000,000 shares of Common Stock authorized of which the following shares were issued and outstanding:

                                          1994       1993

     Beginning Balance January 1,      9,804,576  9,497,700
     Issued during period:
       Employees' Stock Ownership Plan     4,364      3,743
       Dividend Reinvestment &
         Stock Purchase Plan             640,803    193,271
       Stock Option & Stock
         Appreciation Rights Plan          3,060      6,870
                                      ----------  ---------
     Ending Balance June 30,          10,452,803  9,701,584
                                      ==========  =========

          The par value ($1.25 share) of the stock issued in 1994 and 1993 has been credited to Common Stock and the net excess over par value of $11,516,676 and $4,343,785 received for such stock for the six months ended June 30, 1994 and 1993, respectively, has been credited to Premium on Common Stock.

          The Company has a Stock Option and Stock Appreciation Rights Plan under which not more than 306,000 shares in the aggregate may be issued to officers and other key employees of the Company and its subsidiaries. No options or stock appreciation rights may be granted under the plan after

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         (CONTINUED)

Note 2.   (Continued)

     January 23, 1997. At June 30, 1994, the Company had 50,560 options outstanding, exercisable at prices from $17.16 to $24.69 per share. At June 30, 1993, the Company had 57,390 options outstanding, exercisable at prices from $17.16 to $17.89 per share. During the six-month periods ended June 30, 1994 and 1993, 3,060 and 6,870 options were exercised, respectively, at a price of $17.89 per share. On September 16, 1993, the Company granted options on 10,000 shares exercisable at $24.69, the fair market value on the date of grant. No options were granted in 1994. No stock appreciation rights have been issued under the plan. The stock options outstanding at June 30, 1994 and 1993 did not have a material effect on the earnings per share calcula-tions. The Company also has a Dividend Reinvestment and Stock Purchase Plan and an Employees' Stock Ownership Plan.

Note 3.
          There are certain restrictions under various loan agreements as to the amount of cash dividends or other distributions that may be paid on the common stock of certain subsidiaries. At the consolidated level, however, there were no restrictions on the Company's aggregate equity in its subsidiaries' retained earnings which totaled approximately $37.0 million at June 30, 1994.

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

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            (CONTINUED)

Note 4. (Continued)

          The Company and its subsidiaries provide postretirement health care and life insurance benefits to certain retired employees. The aggregate amounts paid during the three-month and six-month periods ended June 30, 1994 and 1993 were not material.

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

          The majority of the Company's costs apply to its utility subsidiary, SJG, which is currently recovering these costs on a pay-as-you-go basis through its rates. SJG is recording a regulatory asset pursuant to a Board of Public Utilities
     (BPU) order for the amount by which the cost exceeds the current level recovered in rates. The recovery of this regulatory asset, which amounted to approximately $6.3 million at June 30, 1994, is being addressed in SJG's current base rate case proceeding and it is expected that the recovery will be included in base rates (See Note 7).

Note 5.
          FASB No. 112, "Employers' Accounting for Postemployment Benefits" became effective in 1994. This statement requires the Company to accrue the estimated cost of benefits provided by an employer to former or inactive employees after employment, but before retirement, during the years the employee provides services. The adoption of FASB No. 112 did not have a material effect on the results of operations or financial position of the Company.

          The Company also adopted FASB No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which became effective in 1994. Adoption of this statement had no impact on the results of operations or financial position of the Company.

Note 6.
          In May 1990, the BPU approved the stipulation entered into by the parties which allowed SJG to collect 100 percent of its gas costs which reflect producer-supplier take-or-pay costs from ratepayers. All costs billed by pipeline suppliers on a volumetric basis were passed through on a current basis through July 1993. The majority of the costs

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            (CONTINUED)

Note 6.   (Continued)

     billed on a fixed basis have been paid to a pipeline over a 3-year period, but are being recovered from ratepayers over a 6-year period without interest. This recovery mechanism started in November 1990. The amount of these costs which have been flowed through to SJG, net of refunds, was approximately $0.5 million for the three-month period and $2.0 million for the six-month period ended June 30, 1993.
     As previously disclosed, SJG had anticipated being billed additional fixed costs of approximately $1.1 million under this stipulation. However, on June 24, 1994 the United States Courts of Appeals issued an order overturning a previous Federal Energy Regulatory Commission (FERC) ruling which allowed for the recovery of take-or-pay costs by one of SJG's pipelines. This order has been remanded to the FERC for further action.

         SJG, in the normal course of conducting business, has entered into long-term contracts for the supply of natural gas, firm transportation, and long-term firm gas storage service. The earliest expiration of any of these contracts is 1997; however, the initial primary term of this agreement can be extended annually through October 1999. All of the transportation and storage service agreements between SJG and its interstate pipeline suppliers are provided under tariffs on file with, and approved by, the FERC. SJG's cumulative obligations for demand charges paid to its suppliers for all of these services is approximately $4.4 million per month which is recovered on a current basis through its Levelized Gas Adjustment Clause (LGAC).

          During 1992, the FERC issued a series of orders requiring all interstate pipelines to restructure their services. Included in these orders is FERC Order No. 636 which required pipelines to separate their sales and transportation services and change their rate design. Also, as a result of these orders, SJG will incur certain transition costs that are associated with its pipeline suppliers unbundling their services. Although SJG's total liability for such costs cannot yet be determined, a liability of approximately $0.9 million as of June 30, 1994, is recorded on the consolidated balance sheet. This amount represents the estimated remaining balance of such transition costs which are being billed to SJG by a pipeline over a 2-year period which began in April 1994. SJG expects to recover any costs resulting from these orders through its LGAC.

          SJI and its subsidiaries have responded to requests from the U.S. Environmental Protection Agency and the New Jersey Department of Environmental Protection for information regarding several sites at which SJG or predecessor companies operated gas manufacturing plants or a nonutility subsidiary

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            (CONTINUED)

Note 6.   (Continued)

     previously operated a fuel oil business. Manufactured gas operations were terminated at all SJG sites more than 30 years ago. Through June 30, 1994, the Company has recorded environmental and remediation costs of $33.1 million, of which $18.3 million has been expended. Management's estimate of the remaining liability of approximately $14.8 million is reflected on the consolidated balance sheet under the captions "Current Liabilities" and "Deferred Credits". Such amounts have not been adjusted for potential insurance recovery, which management is pursuing. The first of such insurance recoveries, amounting to $1.5 million, was received by SJG on July 7, 1994. Recorded amounts include estimated costs to be incurred through 1997 based on projected investigation and remediation work plans using existing technologies. Estimates beyond this time cannot be made on a reliable basis due to changing technology, government regulations and site specific requirements and, therefore, have not been recorded; however, the total costs to be incurred after 1997 may be substantial. The major portion of such costs relate to the remediation of former gas manufacturing sites of SJG, which has recorded and expended amounts of $31.1 million and $17.7 million, respectively, through June 30, 1994. SJG has established a regulatory asset for these costs and is recovering its costs as expended over 7-year amortization periods, as authorized by the BPU. SJG has recovered $3.6 million through rates as of June 30, 1994. The balance of such costs and payments, amounting to $2.0 million and $0.6 million, respectively, relates to other environmental related costs including nonutility sites previously used in fuel oil operations.

          In June 1991, new gross receipts and franchise tax (GRAFT) legislation was adopted in New Jersey. The new legislation accelerated the tax payments to a current year basis which required SJG to make additional annual payments of $15.4 million and $12.2 million on April 1, 1993 and April 4, 1994, respectively. In 1992, SJG received a BPU rate order allowing recovery of the carrying costs associated with the acceleration of these tax payments through 1993. SJG petitioned the BPU for recovery of the impact of the carrying cost from the accelerated payment in 1994 as part of its current base rate filing (See Note 7).

Note 7.
          On January 7, 1994, SJG petitioned the BPU for a general base rate increase of approximately $26.6 million based on a projected overall rate of return of 10.36 percent, including a 12.75 percent return on equity. As part of this petition, SJG is seeking recovery of the carrying costs on expenditures for environmental remediation of former gas manufacturing sites and on the accelerated payment of gross receipts and franchise taxes in 1994. In addition, SJG is seeking

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            (CONTINUED)

Note 7.   (Continued)

     recovery of the additional cost of providing postretirement benefits other than pensions in an effort to begin funding its increasing liability for such costs (See Note 4).

          At the same time this case was filed, SJG also filed "Motion for Summary Decision" regarding three selected issues: (i) ratemaking recognition of the 1994 cash working capital impacts on GRAFT payments related to recent legislation; (ii) ratemaking recognition of the carrying costs associated with the Remediation Adjustment Clause; and
     (iii) a determination that the BPU strive to award SJG sufficient rate relief so that its securities will receive at least an "A" rating.

          Also filed with this case was a "Motion for Expedited
     Handling" related to (i) the extension of expansion of SJG's
     Economic Development Rate; and (ii) an increase in the gas air conditioning credit in the LGAC.

          On June 23, 1994, in response to SJG's filed motions, the BPU issued an "Order on Motions". In summary, the BPU ordered that (i) the ratemaking recognition of the 1994 cash working capital impacts on GRAFT payments issue be moved into the rate case proceedings at the Office of Administrative Law
     (OAL); (ii) authorization to recover carrying charges on the unamortized remediation costs be denied; however, this is still subject to appeal; (iii) SJG's request that the issue of rate relief sufficient to obtain an "A" rating be transmitted to the OAL for additional evidentiary hearings; and (iv) SJG's Economic Development/Air Conditioning Rate Design package be retained for prompt resolution by the BPU.

          Hearings were held as part of SJG's annual levelized gas adjustment clause addressing the reasonableness of SJG's gas purchasing practices. The New Jersey Division of the Ratepayer Advocate (Ratepayer Advocate) filed testimony in these hearings seeking to disallow approximately $10.0 million of gas purchase related costs. The Ratepayer Advocate contends that SJG should not have acquired certain pipeline capacity and should have acquired gas supplies with less flexibility and under shorter term contracts. If the BPU granted all or a material part of the disallowance sought by the Ratepayer Advocate, SJG's (and therefore the Company's) results of operations would be materially and adversely affected. SJG believes that the testimony introduced by the Ratepayer Advocate is unfounded and its management has testified that had it followed the Ratepayer Advocate's proposal, it would have jeopardized its ability to meet its obligation to serve its firm

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            (CONTINUED)

Note 7.   (Continued)

     customers. Also, SJG has presented testimony through an independent expert of national reputation that both its capacity purchasing and gas supply purchasing practices are reasonable and prudent. Management believes that its position will be sustained and that its gas and capacity purchasing practices are reasonable, prudent and in the best interests of its customers. Management does not expect that the outcome of these hearings will have a material effect on the results of operations of the Company or adversely affect liquidity or debt covenants.

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition


General

     Seasonal aspects affect reported revenues, operating expenses and cash flows of the Company's subsidiaries. Utility operations are usually greater during the first and fourth quarters of the year, while sand mining and construction operations are usually greater during the second and third quarters of the year.

Second Quarter of 1994 Compared to Second Quarter of 1993

     Utility Revenues increased in 1994 principally reflecting off system sales and a reduction in temperature adjustment clause customer credits (see six-month comparison for discussion of temperature adjustment clause). Nonutility revenues increased in 1994 principally due to increased sales by The Morie Company, Inc. (Morie), the Company's sand mining and processing subsidiary. South Jersey Energy Company (SJE), SJI's energy service subsidiary, and R & T Group, Inc. (R&T), SJI's general construction subsidiary, also increased sales in 1994.

     State Gross Receipts and Franchise Taxes are lower in 1994 due to the lower unit sales subject to this tax.

     Net income is higher in 1994 principally due to increased nonutility net income. Earnings per average share of common stock is higher due to the increased net income, partially offset by a higher average number of shares outstanding.

First Six Months of 1994 compared to First Six Months of 1993

     Utility Revenues increased in 1994 due to increased volumes of gas sold and transported, including off system sales. Total volumes of gas sold and transported in 1994 amounted to approximately 39.5 million Mcf compared to 30.4 million Mcf in 1993. Off system sales amounted to 7.1 million Mcf in 1994. The increased revenues in 1994 were partially offset by temperature adjustment clause credits to be passed back to customers as a result of colder temperatures experienced in 1994. This clause serves the purpose of insulating SJG from the earnings impact of extremely warm temperatures and insulating customers from the effects of extremely cold temperatures. SJG added approximately 3,300 customers in 1994 compared to 3,100 in 1993. Nonutility revenues increased in 1994 due to increased sales by Morie and SJE.

     Gas Purchased for Resale increased in 1994 principally due to higher volume gas sales. Utility operation expenses are higher primarily due to higher administrative and general costs. Maintenance expense increased in 1994 principally due to increases in SJG's production and distribution costs. Nonutility operation expenses are higher in 1994 principally due to costs associated with increased sales.

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition  (Continued)

First Six Months of 1994 compared to First Six Months of 1993
(Continued)

     Depreciation is higher in 1994 due to increased investment in property, plant and equipment. State Gross Receipts and Franchise Taxes are higher in 1994 due to higher volume gas sales subject to this tax.

     Interest charges increased in 1994 due to an increase of the level of long-term debt outstanding, partially offset by a decrease in interest associated with overcollections of purchased natural gas cost.

     In 1993, the Company implemented FASB No. 109, "Accounting for Income Taxes", which resulted in an increase in net income of $382,100 (See Note 4). The Company also implemented FASB No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions", which resulted in the recording of a regulatory asset for the level of costs not currently recovered in rates (See Note
4). The implementation of FASB No. 109 and FASB No. 106 is not expected to impact cash flows or liquidity.

Liquidity

     Management anticipates that future operations will continue to generate sufficient cash flows to meet its operating needs, pay dividends, repay current portions of long-term debt, and finance a portion of the Company's planned capital expenditures. Cash flow and the level of short-term debt has been impacted by the acceleration of gross receipts and franchise tax payments amounting to $15.4 million in 1993 and $12.2 million in 1994. SJG has recovered the costs associated with such payments in 1993 in rates as allowed by the New Jersey Board of Public Utilities (BPU) and has petitioned the BPU for continued recovery. In addition, SJG plans to enter into longer-term bank credit arrangements and plans to issue unsecured medium-term notes to reduce levels of short-term debt which were impacted by the accelerated tax payments and environmental remediation expenditures as discussed below. Such financing plans are subject to the approval of the BPU.

     Seasonal aspects of the Company's subsidiary operations affect cash flows, revenues and operating expenses and, generally, the level of current assets and current liabilities. Utility operations are usually greater during the first and fourth quarters, reflecting the impact of higher sales resulting from colder temperatures. The increase in accounts receivable at June 30, 1994 principally reflects increased utility billings related to colder temperatures, higher large volume natural gas sales and transportation and receivables related to off system sales. The level of accounts receivable also reflects an increase in residential and commercial utility delinquencies, however, customers appear to be systematically paying down their balances during the summer months. The increase in natural

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition  (Continued)

Liquidity  (Continued))

gas inventory is principally a timing difference relating to inventory building for the 1994-1995 winter season. Sand mining and construction operations are usually greater during the second and third quarters, reflecting higher demand for sand products and construction services during warmer weather.

     Cash flows from operations are impacted by amounts collected in excess of, or undercollections from, tariffs established under SJG's Levelized Gas Adjustment Clause
(LGAC). Overcollections represent increases in cash flow while undercollections reflect decreases in cash flow. For the six months ended June 30, 1994, cash flow from overcollections increased cash flow by $15.2 million. This amount will be subject to recovery by SJG's customers in the 1994-1995 LGAC recovery period. Overcollections are reflected in the balance sheet under the caption "Deferred Revenues" and undercollections are reflected in the balance sheet under the caption "Deferred Fuel Costs - Net".

     Short-term bank lines of credit aggregate $183.0 million of which $98.2 million was unused at June 30, 1994. The credit lines are uncommitted and unsecured, with borrowings thereunder being effected for various terms of less than one year, at interest rates less than the prime rate of interest, in effect at the time of borrowing.

     Cash flow from nonutility operations is generally
retained in the nonutility companies with amounts in excess
of cash requirements being passed up to the Company either as
a dividend or as a temporary short-term loan.   Such
activities are not considered material in relation to the financial statements taken as a whole.

     The adoption of FASB No. 109 "Accounting for Income Taxes" in 1993 resulted in the creation of a regulatory asset and a deferred income tax liability with the net difference being credited to income as a cumulative effect of a change in accounting principle. It is expected that as the amortization of the asset occurs, such amortization will be recoverable through rates (See Note 4). Also, FASB No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", requires an accrual basis of accounting for such benefits. Its adoption in 1993, as measured in accordance with the statement, results in a projected annual cost of $5.6 million in 1994, including $1.4 million amortization of the actuarially computed unfunded transition obligation of $27.8 million. The unfunded transition obligation is being recognized over 20 years. The majority of the postretirement benefit costs apply to SJG, which, as prescribed by the BPU is recorded as a regulatory asset and amounts to approximately $6.3 million at June 30, 1994 (See Note 4). This amount represents the excess of the annual cost over the level of costs recovered under current rates. The recovery

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition  (Continued)

Liquidity  (Continued)

of this regulatory asset is addressed in the base rate case filed with the BPU in January 1994, and it is expected that the recovery of such asset will be included in base rates (See Note 7). It is not expected that the adoption of FASB No. 106 and No. 109 will adversely impact liquidity or debt covenants. In addition, the application of FASB No. 112, Employers' Accounting for Postemployment Benefits", and FASB No. 115 "Accounting for Certain Investments in Debt and Equity Securities" which became effective in 1994, did not have a material effect on the Company's financial statements and cash flows.

     During 1992, the FERC issued a series of orders requiring all interstate pipelines to restructure their services. Included in these orders is FERC Order No. 636 which required the pipelines to separate sales and transportation services and to change their rate design. Also, as a result of these orders, SJG will incur certain transition costs that are associated with its pipeline
suppliers unbundling their services.   Although SJG's total
liability for such cannot yet be determined, a liability of approximately $0.9 million is recorded as of June 30, 1994. This amount represents the estimated remaining balance of transition costs which are being billed by a pipeline over a 2-year period beginning April 1994.

     Under FERC Order No. 636, as amended, SJG is responsible for securing and maintaining its own gas supplies from producers and other suppliers. SJG has entered into several contracts which, when combined, replaced 100 percent of long-term gas supplies previously purchased from interstate pipelines. SJG does not expect any adverse impact on its operations, cash flows or liquidity from the implementation of FERC Order No. 636. SJG expects to recover any costs resulting from these orders through its LGAC.

     The FERC's actions unbundling the services of natural gas pipelines under Orders No. 636 and 547 were designed to increase competition by providing greater access by buyers and sellers to pipeline systems. As a result, companies such as SJG and SJE have greater flexibility in marketing gas, transportation and storage capacity, thereby providing greater business opportunities.

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

of these services is approximately $4.4 million per month which is recovered on a current basis through its LGAC.

     As described in Note 7, hearings are being heard as part of SJG's annual LGAC addressing the reasonableness of SJG's gas purchasing practices. The New Jersey Division of the Ratepayer Advocate (Ratepayer Advocate) has filed testimony seeking to disallow approximately $10.0 million per year of gas purchase costs, an amount material to results of operations and cash flows. SJG believes that the testimony introduced by the Ratepayer Advocate is unfounded and has presented testimony, through an independent expert of national reputation, that both its capacity purchasing and gas supply purchasing practices are reasonable and prudent. Management does not expect that the outcome of these hearings will have a material effect on the results of operations of the Company or adversely affect its liquidity or debt covenants.

     Through June 30, 1994, the Company has recorded environmental remediation costs of $33.1 million, of which $18.3 million has been expended. The remaining liability of approximately $14.8 million is reflected in the balance sheet under the captions "Current Liabilities" and "Deferred Credits". Such amounts have not been adjusted for potential insurance recovery, which management is pursuing (on July 7, 1994, SJG received an insurance recovery of $1.5 million). Recorded amounts include estimated costs to be incurred through 1997 based on projected investigation and remediation work plans using existing technologies. Estimates beyond this time cannot be made on a reliable basis due to changing technology, government regulations and site specific requirements and, therefore, have not been recorded; however, the total costs to be incurred after 1997 could be substantial. The major portion of such costs relate to the remediation of former gas manufacturing sites of SJG, which has recorded and expended amounts of $31.1 million and $17.7 million, respectively, through June 30, 1994. SJG has established a regulatory asset for these costs and is recovering its cost over 7-year amortization periods, as authorized by the BPU. SJG has recovered $3.6 million through rates as of June 30, 1994. The balance of such costs and payments, amounting to $2.0 million and $0.6 million, respectively, relates to other environmental related costs including nonutility sites previously used in fuel oil operations.

Capital Resources

     The Company has a continuing need for cash resources and capital, primarily to invest in new and replacement equipment and facilities for its utility subsidiary. Total construction expenditures for utility and nonutility operations are estimated at $40.2 million for 1994, of which

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition  (Continued)

Capital Resources (Continued)

$18.8 million has been expended through June 30, 1994. Construction expenditures for 1995 and 1996 are estimated at a level of approximately $33.0 million annually. Such investment is expected to be funded from several sources, including cash generated by operations, temporary use of short-term debt, sale of first mortgage bonds, sale of common stock and capital leases.

     The proceeds of the Company's Dividend Reinvestment and Stock Purchase Plan are used for general corporate purposes. In the first six months of 1994, SJI issued 648,227 shares of common stock through its various plans, including a Stock Option and Stock Appreciation Rights Plan, its Dividend Reinvestment and Stock Purchase Plan and Employees' Stock Ownership Plan for approximately $12.3 million. A substantial portion of these proceeds was received in June 1994, thereby impacting the level of cash at June 30, 1994. For the same period in 1993, SJI issued 203,884 common shares for approximately $4.6 million under such plans (shares issued reflect the 2 percent stock dividend declared in the first quarter of 1993).

     On June 29, 1993, SJG sold $35.0 million of its First Mortgage Bonds, 6.95% Series, and on April 29, 1992, SJG sold $25.0 million of First Mortgage Bonds, 8.19% Series. The proceeds of such issues were used to reduce short-term debt incurred in connection with SJG's construction program.

Summary

     The Company is confident it will have sufficient cash flow to meet its operating, capital and dividend needs and is taking and will take such actions necessary to employ its resources effectively.

                  PART II  --  OTHER INFORMATION

Item 1.   Legal Proceedings

          Information required by this Item is incorporated by reference to Part I, Item 1, Note 6, on pages 11 and 12 regarding contingent liabilities related to remediation and clean-up of certain sites which included manufactured gas operations; Note 7 on pages 12, 13 and 14 regarding SJG's petition for rate increase filed on January 7, 1994 and hearings held as part of SJG's levelized gas adjustment clause as it relates to the reasonableness of SJG's gas purchasing practices.


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



                               SOUTH JERSEY INDUSTRIES, INC.
                                        (Registrant)



Dated:  August 9, 1994       By:  /s/ Gerald S. Levitt
                                   Gerald S. Levitt
                                   Vice President and
                                   Chief Financial Officer





Dated:  August 9, 1994       By:  /s/ Richard B. Tonielli
                                   Richard B. Tonielli
                                   Treasurer