Form 10-Q
period 1994-09-30
SOUTH JERSEY INDUSTRIES INC
filed 1994-11-10
CIK 91928

Page 1 of 24




              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 or 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 1994

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

As of November 10, 1994, there were 10,714,911 shares of the registrant's common stock outstanding.


                     Exhibit Index on page 24

















                 PART I  -  FINANCIAL INFORMATION


Item 1.  Financial Statements  --  See Pages 3 through 14









































                       SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

                           (In Thousands Except for Share Data)

                                                                   Three Months Ended
                                                                     September 30,

                                                                1994            1993
    Operating Revenues:
      Utility. . . . . . . . . . . . . . . . . . . . .           $48,996         $41,806
      Nonutility . . . . . . . . . . . . . . . . . . .            19,064          18,723
                                                            -------------   -------------
          Total Operating Revenues . . . . . . . . . .            68,060          60,529
                                                            -------------   -------------
    Operating Expenses:
      Gas Purchased for Resale . . . . . . . . . . . .            31,435          24,148
      Operations - Utility . . . . . . . . . . . . . .             9,336           8,818
                   Nonutility. . . . . . . . . . . . .            15,274          15,119
      Maintenance. . . . . . . . . . . . . . . . . . .             2,290           2,508
      Depreciation and Depletion . . . . . . . . . . .             4,180           3,887
      Federal Income Taxes . . . . . . . . . . . . . .            (1,067)           (788)
      State Gross Receipts & Franchise Taxes . . . . .             3,161           3,215
      Other Taxes. . . . . . . . . . . . . . . . . . .             1,107           1,107
                                                            -------------   -------------
          Total Operating Expenses . . . . . . . . . .            65,716          58,014
                                                            -------------   -------------
    Operating Income . . . . . . . . . . . . . . . . .             2,344           2,515

    Interest Charges . . . . . . . . . . . . . . . . .             3,877           3,259
                                                            -------------   -------------
    Loss Before Preferred Stock Dividend
      Requirements of Subsidiary . . . . . . . . . . .            (1,533)           (744)

    Preferred Stock Dividend
      Requirements of Subsidiary . . . . . . . . . . .                45              46
                                                            -------------   -------------
    Net Loss Applicable to Common Stock. . . . . . . .           ($1,578)          ($790)
                                                            =============   =============

    Average Shares of Common Stock Outstanding . . . .        10,455,714       9,713,245
                                                            =============   =============
    Loss Per Common Share. . . . . . . . . . . . . . .            ($0.15)         ($0.08)
                                                            =============   =============
    Dividends Declared Per Common Share. . . . . . . .             $0.36           $0.36
                                                            =============   =============






    See notes to condensed consolidated financial statements.





                       SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

                              (In Thousands Except for Share Data)

                                                                         Nine Months Ende
                                                                         September 30,

                                                                  1994            1993

    Operating Revenues:
      Utility. . . . . . . . . . . . . . . . . . . . .          $219,194        $190,888
      Nonutility . . . . . . . . . . . . . . . . . . .            55,154          48,238
                                                            -------------   -------------
          Total Operating Revenues . . . . . . . . . .           274,348         239,126
                                                            -------------   -------------
    Operating Expenses:
      Gas Purchased for Resale . . . . . . . . . . . .           130,117         104,254
      Operations - Utility . . . . . . . . . . . . . .            27,794          25,824
                   Nonutility. . . . . . . . . . . . .            46,477          41,466
      Maintenance. . . . . . . . . . . . . . . . . . .             6,858           6,425
      Depreciation, Depletion and Amortization . . . .            12,279          11,423
      Income Taxes . . . . . . . . . . . . . . . . . .             4,430           4,265
      State Gross Receipts & Franchise Taxes . . . . .            22,393          22,026
      Other Taxes. . . . . . . . . . . . . . . . . . .             3,459           3,101
                                                            -------------   -------------
          Total Operating Expenses . . . . . . . . . .           253,807         218,784






                                                            -------------   -------------
    Operating Income . . . . . . . . . . . . . . . . .            20,541          20,342

    Interest Charges . . . . . . . . . . . . . . . . .            11,721          10,848
                                                            -------------   -------------
    Income Before Preferred Stock Dividend
      Requirements of Subsidiary . . . . . . . . . . .             8,820           9,494

    Preferred Stock Dividend
      Requirements of Subsidiary . . . . . . . . . . .               137             141
                                                            -------------   -------------
    Income Before Cumulative Effect of
      a Change in Accounting Principle . . . . . . . .             8,683           9,353

    Cumulative Effect of a Change
      in Accounting Principle. . . . . . . . . . . . .                 0             382
                                                            -------------   -------------
    Net Income Applicable to Common Stock. . . . . . .            $8,683          $9,735
                                                            =============   =============
    Average Shares of Common Stock Outstanding . . . .        10,105,494       9,638,795
                                                            =============   =============
    Earnings Per Common Share
      Before Cumulative Effect
        of a Change in Accounting Principle. . . . . .             $0.86           $0.97
      Cumulative Effect of a Change in
        Accounting Principle . . . . . . . . . . . . .              0.00            0.04
                                                            =============   =============
         Earnings Per Common Share . . . . . . . . . .             $0.86           $1.01
                                                            =============   =============
    Dividends Declared Per Common Share. . . . . . . .             $1.08           $1.07
                                                            =============   =============

    See notes to condensed consolidated financial statements.


                     SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
  -----------------------------------------------------------------------------------------
                                    (In Thousands)
                                                              September 30,     December 31,
                                                          ---------------------------------
                                                            1994       1993       1993
  ----------------------------------------------------------------------------  -----------
  ASSETS

  Property, Plant & Equipment:
    Utility Plant, at original cost. . . . . . . . . . .  $494,583   $462,498   $473,067
      Accumulated Depreciation & Amortization. . . . . .  (133,565)  (124,241)  (126,722)
    Nonutility Property & Equipment, at cost . . . . . .    61,166     58,633     59,106
      Accumulated Depreciation & Depletion . . . . . . .   (31,937)   (29,196)   (30,065)
                                                          ---------  ---------  ---------
          Property, Plant & Equipment - Net. . . . . . .   390,247    367,694    375,386
                                                          ---------  ---------  ---------
  Available-for-Sale Securities. . . . . . . . . . . . .       908        917        917
                                                          ---------  ---------  ---------
  Current Assets:
    Cash and Cash Equivalents. . . . . . . . . . . . . .     8,028      3,410      9,935
    Accounts Receivable. . . . . . . . . . . . . . . . .    24,768     20,640     31,026
    Unbilled Revenues. . . . . . . . . . . . . . . . . .     4,027      5,273     18,502
    Provision for Uncollectibles . . . . . . . . . . . .    (1,048)    (1,081)    (1,026)
    Natural Gas in Storage, average cost . . . . . . . .    21,866     11,669     12,202
    Materials and Supplies, average cost . . . . . . . .    11,569     11,237     11,489
    Assets Held for Disposal . . . . . . . . . . . . . .       340        346        345
    Prepaid Gross Receipts and Franchise Taxes . . . . .     7,548          0          0
    Other Current Assets . . . . . . . . . . . . . . . .     2,909      2,683      2,426
                                                          ---------  ---------  ---------
          Total Current Assets . . . . . . . . . . . . .    80,007     54,177     84,899
                                                          ---------  ---------  ---------
  Accounts Receivable - Merchandise. . . . . . . . . . .     1,857      2,218      2,221
                                                          ---------  ---------  ---------
  Deferred Debits:
    Gross Receipts and Franchise Taxes . . . . . . . . .     5,368      5,768      5,668
    Environmental Remediation Costs. . . . . . . . . . .    27,763     23,306     26,223
    Income Taxes - Flowthrough Depreciation. . . . . . .    17,043     18,998     17,296
    Deferred Fuel Costs - Net. . . . . . . . . . . . . .         0      1,914      5,345
    Postretirement Benefit Costs . . . . . . . . . . . .     7,463      2,937      3,902
    Other. . . . . . . . . . . . . . . . . . . . . . . .    10,788     11,346      9,921
                                                          ---------  ---------  ---------
          Total Deferred Debits. . . . . . . . . . . . .    68,425     64,269     68,355
                                                          ---------  ---------  ---------
                Total. . . . . . . . . . . . . . . . . .  $541,444   $489,275   $531,778
                                                          =========  =========  =========


  See notes to condensed consolidated financial statements.



                     SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
  -----------------------------------------------------------------------------------------
                                    (In Thousands)

                                                              September 30,     December 31,
                                                          -------------------------------
                                                            1994       1993       1993
  ----------------------------------------------------------------------------  ---------
  CAPITALIZATION AND LIABILITIES

  Common Equity:
    Common Stock . . . . . . . . . . . . . . . . . . . .   $13,392    $12,252    $12,256
    Premium on Common Stock. . . . . . . . . . . . . . .   110,056     94,328     94,381
    Retained Earnings. . . . . . . . . . . . . . . . . .    31,659     31,801     33,889
                                                          ---------  ---------  ---------
          Total Common Equity. . . . . . . . . . . . . .   155,107    138,381    140,526
                                                          ---------  ---------  ---------
  Redeemable Cumulative Preferred Stock:
    South Jersey Gas Company, Par Value
     $100 a share:
      Authorized - 50,004, 50,904
                   and 50,904 shares
      Outstanding -
        Series A, 4.70% -- 5,700, 6,600
                           and 6,600 shares. . . . . . .       570        660        660
        Series B, 8% -- 19,242, 19,242
                        and 19,242 shares. . . . . . . .     1,924      1,924      1,924
                                                          ---------  ---------  ---------
          Total Preferred Stock. . . . . . . . . . . . .     2,494      2,584      2,584
                                                          ---------  ---------  ---------
  Long-Term Debt . . . . . . . . . . . . . . . . . . . .   137,846    143,980    144,305
                                                          ---------  ---------  ---------
  Current Liabilities:
    Notes Payable to Banks . . . . . . . . . . . . . . .    91,050     70,300     82,750
    Current Maturities of Long-Term Debt . . . . . . . .     7,234      8,166      8,230
    Accounts Payable . . . . . . . . . . . . . . . . . .    28,748     19,078     27,814
    Customer Deposits. . . . . . . . . . . . . . . . . .     5,761      5,634      5,781
    Gross Receipts & Franchise Taxes Accrued . . . . . .         0      4,379     13,472
    Environmental Remediation Costs. . . . . . . . . . .     4,999      2,273      3,624
    Interest Accrued and
     Other Current Liabilities . . . . . . . . . . . . .     5,246      6,309      9,707
                                                          ---------  ---------  ---------
          Total Current Liabilities. . . . . . . . . . .   143,038    116,139    151,378
                                                          ---------  ---------  ---------
  Deferred Credits:
    Pension and Other Postretirement Benefits. . . . . .    10,532      4,939      6,602
    Accumulated Deferred Income Taxes. . . . . . . . . .    64,268     62,089     63,648
    Investment Tax Credits . . . . . . . . . . . . . . .     7,136      7,526      7,428
    Deferred Revenues - Net. . . . . . . . . . . . . . .     3,734          0          0
    Environmental Remediation Costs. . . . . . . . . . .     9,778      5,633      8,260
    Other. . . . . . . . . . . . . . . . . . . . . . . .     7,511      8,004      7,047
                                                          ---------  ---------  ---------
          Total Deferred Credits . . . . . . . . . . . .   102,959     88,191     92,985
                                                          ---------  ---------  ---------
  Commitments and Contingencies (Notes 6 & 7)

                Total. . . . . . . . . . . . . . . . . .  $541,444   $489,275   $531,778
                                                          =========  =========  =========


  See notes to condensed consolidated financial statements.

                         SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
- - -------------------------------------------------------------------------------------
                                          (In Thousands)
                                                                    Nine Months Ended
                                                                      September 30,
                                                                  -------------------
                                                                    1994       1993
- - -------------------------------------------------------------------------------------
Cash Flows from Operating Activities:

   Net Income Applicable to Common Stock. . . . . . . . . . .      $8,683     $9,735
   Adjustments to Reconcile Net Income to Cash Flows:
     Depreciation, Depletion and Amortization . . . . . . . .      14,337     13,429
     Provision for Losses on Accounts Receivable. . . . . . .         704        681
     Revenues and Fuel Costs Deferred - Net . . . . . . . . .       9,079    (14,875)
     Deferred and Non-Current Federal Income Taxes
      and Credits - Net . . . . . . . . . . . . . . . . . . .         766      1,553
     Gain on Sale of Available-for-Sale Securities. . . . . .        (119)         0
     Cumulative Effect of a Change in Accounting Principle. .           0       (382)
     Environmental Remediation Costs - Net. . . . . . . . . .       1,353        (71)
     Changes in:
       Accounts Receivable. . . . . . . . . . . . . . . . . .      20,051     17,287
       Inventories. . . . . . . . . . . . . . . . . . . . . .      (9,744)    (1,360)
       Prepayments and Other Current Assets . . . . . . . . .        (478)      (526)
       Gross Receipts & Franchise Taxes Accrued . . . . . . .     (21,020)   (25,007)
       Accounts Payable and Other Accrued Liabilities . . . .      (3,547)   (16,644)
     Other - Net. . . . . . . . . . . . . . . . . . . . . . .      (1,026)     1,389
                                                                  --------   --------
Net Cash Provided by (Used in) Operating Activities . . . . .      19,039    (14,791)
                                                                  --------   --------
Cash Flows from Investing Activities:

   Proceeds from Sale of Available-for-Sale Securities. . . .         128          0
   Capital Expenditures, Cost of Removal and Salvage. . . . .     (26,982)   (24,911)
                                                                  --------   --------
Net Cash Used in Investing Activities . . . . . . . . . . . .     (26,854)   (24,911)
                                                                  --------   --------
Cash Flows from Financing Activities:

   Proceeds from Sale of Long-Term Debt . . . . . . . . . . .           0     35,000
   Net Borrowings from Lines of Credit. . . . . . . . . . . .       8,300      9,200
   Principal Repayments of Long-Term Debt . . . . . . . . . .      (8,199)    (9,777)
   Dividends on Common Stock. . . . . . . . . . . . . . . . .     (10,914)   (10,343)
   Proceeds from Sale of Common Stock . . . . . . . . . . . .      16,811      6,936
   Repurchase of Preferred Stock. . . . . . . . . . . . . . .         (90)       (90)
                                                                  --------   --------
Net Cash Provided by Financing Activities . . . . . . . . . .       5,908     30,926
                                                                  --------   --------
Net Decrease in Cash and Cash Equivalents . . . . . . . . . .      (1,907)    (8,776)
Cash and Cash Equivalents at Beginning of Period. . . . . . .       9,935     12,186
                                                                  --------   --------
Cash and Cash Equivalents at End of Period. . . . . . . . . .      $8,028     $3,410
                                                                  ========   ========

Non Cash Investing and Financing Activities - During 1994, a capital lease obligation of $744 was incurred when one of the Company's subsidiaries entered into a lease for new vehicles and equipment.

See notes to condensed consolidated financial statements.


          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 1.
          The condensed consolidated financial statements include the accounts of South Jersey Industries, Inc. (the Company or SJI) and all of its subsidiaries. Certain intercompany transactions, amounting to approximately $1.7 million and $2.1 million for the three-month periods and $3.8 million and $3.5 million for the nine-month periods ended September 30, 1994 and 1993, respectively, were not eliminated. Such amounts were capitalized to utility plant or environmental remediation costs on the South Jersey Gas Company (SJG) books of account (See Note 6). All other significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made of previously reported amounts to conform with classifications used in the current year. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments and the adjustments described in Notes 4 and 5) necessary for a fair statement of the financial position and the operating results at the dates and for the periods presented. The businesses of the Company are subject to seasonal fluctuations and, accordingly, this interim financial information should not be considered a basis for estimating the results of operations for the full year.

Note 2.
          The Company has 20,000,000 shares of Common Stock authorized of which the following shares were issued and outstanding:

                                          1994       1993

     Beginning Balance January 1,      9,804,576  9,497,700
     Issued during period:
       Employees' Stock Ownership Plan     6,031      4,941
       Dividend Reinvestment &
         Stock Purchase Plan             899,649    279,579
       Stock Option & Stock
         Appreciation Rights Plan          3,060     19,090
                                      ----------  ---------
     Ending Balance September 30,     10,713,316  9,801,310
                                      ==========  =========

          The par value ($1.25 share) of the stock issued in 1994 and 1993 has been credited to Common Stock and the net excess over par value of $15,675,516 and $6,555,990 received for such stock for the nine months ended September 30, 1994 and 1993, respectively, has been credited to Premium on Common Stock.

          The Company has a Stock Option and Stock Appreciation Rights Plan under which not more than 306,000 shares in the aggregate may be issued to officers and other key employees of the Company and its subsidiaries. No options or stock

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         (CONTINUED)

Note 2.   (Continued)

     appreciation rights may be granted under the plan after January 23, 1997. At September 30, 1994, the Company had 50,560 options outstanding, exercisable at prices from $17.16 to $24.69 per share. At September 30, 1993, the Company had 55,170 options outstanding, exercisable at prices from $17.16 to $24.69 per share. During the nine-month periods ended September 30, 1994 and 1993, 3,060 and 19,090 options were exercised, respectively, at a price of $17.89 per share. On September 16, 1993, the Company granted options on 10,000 shares exercisable at $24.69, the fair market value on the date of grant. No options were granted in 1994. No stock appreciation rights have been issued under the plan. The stock options outstanding at September 30, 1994 and 1993 did not have a material effect on the earnings per share calcula-tions. The Company also has a Dividend Reinvestment and Stock Purchase Plan and an Employees' Stock Ownership Plan.

Note 3.
          There are certain restrictions under various loan agreements as to the amount of cash dividends or other distributions that may be paid on the common stock of certain subsidiaries. At the consolidated level, however, there were no restrictions on the Company's aggregate equity in its subsidiaries' retained earnings which totaled approximately $31.7 million at September 30, 1994.

Note 4.
          In February 1992, the Financial Accounting Standards Board issued FASB No. 109 entitled "Accounting for Income Taxes". The Company adopted this statement in 1993. Its adoption resulted in the recording on the balance sheet of additional assets and liabilities, with the difference being credited to income as a cumulative effect change in accounting principle. The primary asset created as a result of adopting FASB No. 109 is income taxes - flowthrough depreciation in the amount of $17,632,400 as of January 1, 1993. This amount represents the recording of the net tax effect of excess liberalized depreciation over book depreciation on utility plant because of temporary differences for which, prior to FASB No. 109, deferred taxes had not previously been provided. These tax benefits were previously flowed through in rates and management believes that as the amortization of the asset occurs, it will be recoverable through rates. Management is seeking such recovery as part of its January 7, 1994 petition for a general base rate increase (See Note 7).

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

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            (CONTINUED)

Note 4. (Continued)

          The Company and its subsidiaries provide postretirement health care and life insurance benefits to certain retired employees. The aggregate amounts paid during the three-month and nine-month periods ended September 30, 1994 and 1993 were not material.

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

          The majority of the Company's costs apply to its utility subsidiary, SJG, which is currently recovering these costs on a pay-as-you-go basis through its rates. SJG is recording a regulatory asset pursuant to a Board of Public Utilities
     (BPU) order for the amount by which the cost exceeds the current level recovered in rates. The timing of the recovery of this regulatory asset, which amounted to approximately $7.5 million at September 30, 1994, is being addressed in SJG's current base rate case proceeding (See Note 7).

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

Note 6.
          In May 1990, the BPU approved the stipulation entered into by the parties which allowed SJG to collect 100 percent of its gas costs which reflect producer-supplier take-or-pay costs from ratepayers. All costs billed by pipeline suppliers on a volumetric basis were passed through on a current basis through July 1993. The majority of the costs

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            (CONTINUED)

Note 6.   (Continued)

     billed on a fixed basis have been paid to a pipeline over a 3-year period, but are being recovered from ratepayers over a 6-year period without interest. This recovery mechanism started in November 1990. The amount of these costs which have been flowed through to SJG, net of refunds, was approximately $18,300 for the three-month period and $2.1 million for the nine-month period ended September 30, 1993. As previously disclosed, SJG had anticipated being billed additional fixed costs of approximately $1.1 million under this stipulation. However, on June 24, 1994 the United States Courts of Appeals issued an order overturning a previous Federal Energy Regulatory Commission (FERC) ruling which allowed for the recovery of take-or-pay costs by one of SJG's pipelines. This order has been remanded to the FERC for further action. The amount of these additional fixed costs which have been flowed through to SJG, net of refunds, was approximately $104,200 for the three-month period and $203,400 for the nine-month period ended September 30, 1994.

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

          During 1992, the FERC issued a series of orders requiring all interstate pipelines to restructure their services. Included in these orders is FERC Order No. 636 which required pipelines to separate their sales and transportation services and change their rate design. Also, as a result of these orders, SJG is incurring certain transition costs that are associated with its pipeline suppliers unbundling their services. Although SJG's total liability for such costs cannot yet be determined, a liability of approximately $0.8 million as of September 30, 1994, is recorded on the consolidated balance sheet. This amount represents the estimated remaining balance of such transition costs which are being billed to SJG by a pipeline over a 2-year period which began in April 1994. SJG expects to recover any costs resulting from these orders through its LGAC.

          SJI and its subsidiaries have responded to requests from the U.S. Environmental Protection Agency and the New Jersey

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            (CONTINUED)

Note 6.   (Continued)

     Department of Environmental Protection for information regarding several sites at which SJG or predecessor companies operated gas manufacturing plants or a nonutility subsidiary previously operated a fuel oil business. Manufactured gas operations were terminated at all SJG sites more than 30 years ago. The Company is currently engaged in environmental remediation activities related to these sites and, in connection therewith, certain costs have been incurred and recorded.

          Through September 30, 1994, the Company has recorded environmental remediation and other related costs of $33.8 million, of which $19.0 million has been expended. Management's estimate of the remaining liability of approximately $14.8 million is reflected on the consolidated balance sheet under the captions "Current Liabilities" and "Deferred Credits". Such amounts have not been adjusted for potential insurance recovery, which management is pursuing. The first of such insurance recoveries, amounting to $1.5 million, was received by SJG on July 7, 1994 and two additional settlements totalling $2.2 million are anticipated during the year. Recorded amounts include estimated costs to be incurred through 1997 based on projected investigation and remediation work plans using existing technologies.
     Estimates beyond this time cannot be made on a reliable basis due to changing technology, government regulations and site specific requirements and, therefore, have not been recorded; however, the total costs to be incurred after 1997 may be substantial. The major portion of such costs relate to the remediation of former gas manufacturing sites of SJG, which has recorded and expended amounts of $31.8 million and $18.4 million, respectively, through September 30, 1994. SJG has established a regulatory asset for these costs and is recovering its costs as expended over 7-year amortization periods, as authorized by the BPU. SJG has recovered $4.1 million through rates as of September 30, 1994. The balance of such costs and payments, amounting to $2.0 million and $0.6 million, respectively, relates to other environmental related costs including nonutility sites previously used in fuel oil operations.

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

          As of the date of this report, the case is ongoing.
     Hearings have been completed and settlement talks are underway.

          Hearings were held as part of SJG's 1993 annual Levelized Gas Adjustment Clause addressing the reasonableness of SJG's gas purchasing practices. On October 14, 1994, the Administrative Law Judge (ALJ) found that SJG acted reasonably and had no criticism of existing gas supply practices and policies. However, recommendations were made by the ALJ as to the treatment of profits from off-system sales and the level of gas

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            (CONTINUED)

Note 7.   (Continued)

     supplies contracted for by SJG which could result in approximately $3.5 million of disallowed revenue. The recommendations have been submitted to the BPU for a final decision. SJG is in the process of resolving these issues with the parties, along with its pending base rate case, and is hopeful of an early resolution. Any disallowance of revenue that could result from these issues would be charged (net of income tax effect) to net income. Management does not believes that the final outcome would adversely affect financial condition, liquidity or debt covenants.

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

Third Quarter of 1994 Compared to Third Quarter of 1993

     Utility Revenues increased in 1994 principally reflecting increased off-system sales and increased transportation of natural gas. Such increase was partially offset by decreases in firm sales. Gross margin on utility sales (Utility revenues less gas purchased for resale) decreased principally due to narrower margins associated with off-system sales. Nonutility revenues increased in 1994 principally due to increased sales by The Morie Company, Inc. (Morie), the Company's sand mining and processing subsidiary and South Jersey Energy Company (SJE), SJI's energy service subsidiary, partially offset by a decrease in sales by R & T Group, Inc. (R&T), SJI's general construction subsidiary.

     Gas Purchased for Resale increased in 1994 due to higher volumes of off-system sales of natural gas, partially offset by the effect of lower unit prices. Utility Operations expense is higher principally due to increases in payroll related expenses.

     Interest charges increased in 1994 principally due to the discontinuance of the deferral of carrying costs associated with remediation expenditures and accelerated payments of gross receipts and franchise taxes. This increase was partially offset by lower interest on long-term debt due to lower levels of debt outstanding.

     Net Loss Applicable to Common Stock and Loss Per Common Share are higher in 1994 principally due to the increased expenses discussed above. Loss Per Common Share is also impacted by the effect of a higher average number of shares outstanding.

First Nine Months of 1994 compared to First Nine Months of 1993

     Utility Revenues increased in 1994 due to increased volumes of gas sold and transported. In 1994, off-system sales were considerably higher than 1993 and residential and commercial firm sales also increased. Such increases were partially offset by lower firm industrial and cogeneration sales, and lower interruptible sales. Gross margin on utility sales (Utility Revenues less Gas Purchased for Resale) decreased principally due to narrower margins associated with off-system sales. SJG added approximately 5100 customers from September 30, 1993 through September 30, 1994. Gas volumes sold and transported in 1994 amounted to 56.4 million dekatherms compared with 43.9 million

Item 2.  Management's Discussion and Analysis of Results of
Operations and Financial Condition (Continued)

First Nine Months of 1994 compared to First Nine Months of 1993
(Continued)

dekatherms in 1993. The major portion of this increase in volumes sold and transported in 1994 is due to wholesale marketing activity (off-system sales) now permitted as a result of federal action that permits the wholesale sale of natural gas and pipeline capacity outside of SJG's traditional service area. Such sales are made in a highly competitive market environment and are subject to modest profit margins. The increased revenues in 1994 were partially offset by temperature adjustment clause credits to be passed back to customers as a result of colder temperatures experienced in 1994. This clause serves the purpose of insulating SJG from the earnings impact of extremely warm temperatures and insulating customers from the effects of extremely cold temperatures. Nonutility revenues increased in 1994 due to increased volume sales by Morie and SJE.

     Gas Purchased for Resale increased in 1994 principally due to the higher volume gas sales. Utility operation expenses are higher primarily due to higher payroll related and insurance costs. Nonutility operation cost is higher due to costs associated with increased sales. Maintenance expense increased in 1994 principally due to increases in nonutility maintenance costs.

     Depreciation is higher in 1994 due to increased investment in property, plant and equipment. State Gross Receipts and Franchise Taxes are higher in 1994 due to the higher volume gas sales subject to this tax.

     Interest charges increased in 1994 due to the effects of: an increase in the level of short-term debt outstanding and increases in short-term interest rates; higher levels of long-term debt outstanding; and the discontinuance of the deferral of carrying costs related to remediation expenditures and accelerated payments of gross receipts and franchise taxes.

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

     Net Income Applicable to Common Stock and Earnings Per Share are lower in 1994 principally due to the increases in operating and interest costs described above. The decrease in Earnings Per Share is also impacted by the effect of a higher average number of common shares outstanding.

Item 2.  Management's Discussion and Analysis of Results of
Operations and Financial Condition (Continued)

Liquidity

     Management anticipates that future operations will continue to generate sufficient cash flows to meet its operating needs, pay dividends, repay current portions of long-term debt and finance a portion of the Company's planned capital expenditures. Cash flow and the level of short-term debt has been impacted by the acceleration of gross receipts and franchise tax payments amounting to $15.4 million in 1993 and $12.2 million in 1994. SJG has recovered the carrying costs associated with the 1993 payment as allowed by the New Jersey Board of Public Utilities (BPU) and has petitioned the BPU for continued recovery of such payments. In addition, SJG plans to enter into longer-term bank credit arrangements and plans to issue unsecured medium-term notes to reduce levels of short-term debt which were impacted by the accelerated tax payments and environmental remediation expenditures as discussed below. Such financing plans are subject to the approval of the BPU.

     Seasonal aspects of the Company's subsidiary operations affect cash flows, revenues and operating expenses and, generally, the level of current assets and current liabilities. Utility operations are usually greater during the first and fourth quarters, reflecting the impact of higher sales resulting from colder temperatures. The increase in cash and accounts receivable at September 30, 1994 principally reflects increased sales from utility and nonutility operations. The increase in natural gas inventory is the result of timing differences relating to inventory building for the 1994-1995 winter season and gas supply requirements for off-system sales. Sand mining and construction operations are usually greater during the second and third quarters, reflecting higher demand for sand products and construction services during warmer weather.

     Cash flows from operations are impacted by amounts collected in excess of, or undercollections from, tariffs established under SJG's Levelized Gas Adjustment Clause
(LGAC). Overcollections represent increases in cash flow while undercollections reflect decreases in cash flow. For the nine months ended September 30, 1994, cash flow from overcollections increased cash flow by $9.1 million. This amount will be subject to recovery by SJG's customers in the 1994-1995 LGAC recovery period. Overcollections are reflected in the balance sheet under the caption "Deferred Revenues-Net" and undercollections are reflected in the balance sheet under the caption "Deferred Fuel Costs - Net".

     Short-term bank lines of credit aggregate $183.0 million of which $91.95 million was unused at September 30, 1994.
The credit lines are uncommitted and unsecured, with borrowings thereunder being effected for various terms of less than one year at interest rates less than the prime rate of interest, in effect at the time of borrowing.

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition  (Continued)

Liquidity  (Continued)

     Cash flow from nonutility operations is generally retained in the nonutility companies with amounts in excess of cash requirements being passed up to the Company either as
dividends or as temporary short-term loans.   Such activities
are not considered material in relation to the financial statements taken as a whole.

     The adoption of FASB No. 109 "Accounting for Income Taxes" in 1993 resulted in the creation of a regulatory asset and a deferred income tax liability with the net difference being credited to income as a cumulative effect of a change in accounting principle. It is expected that as the amortization of the asset occurs ("Income Taxes - Flow through Depreciation"), such amortization will be recoverable through rates (See Note 4). Also, FASB No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", requires an accrual basis of accounting for such benefits. Its adoption in 1993, as measured in accordance with the statement, reflects an unfunded transition obligation of $27.8 million which is being recognized over 20 years. The majority of the postretirement benefit costs apply to SJG, which, as prescribed by the BPU, has recorded a regulatory asset of approximately $7.5 million at September 30, 1994 (See Note 4). This amount represents the excess of the annual cost over the level of costs recovered under current rates. The timing of the recovery of this regulatory asset is addressed in the base rate case filed with the BPU in January 1994, and it is expected that the recovery of such asset will be included in base rates (See Note 7). It is not expected that the adoption of FASB Nos. 106 and 109 will adversely impact liquidity or debt covenants. In addition, the application of FASB No. 112, Employers' Accounting for Postemployment Benefits", and FASB No. 115 "Accounting for Certain Investments in Debt and Equity Securities" which became effective in 1994, did not have a material effect on the Company's financial statements and cash flows.
(See Note 5).

     During 1992, the FERC issued a series of orders requiring all interstate pipelines to restructure their services. Included in these orders is FERC Order No. 636 which required the pipelines to separate sales and transportation services and to change their rate design. Also, as a result of these orders, SJG is incurring certain transition costs that are associated with its pipeline suppliers unbundling their services. Since not all suppliers have yet established the basis or the method of billing transition costs, SJG's total liability cannot be determined. A net liability of approximately $0.8 million is recorded as of September 30, 1994, representing identified transition costs billable to SJG's customers through its LGAC.
(See Note 6).

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

     The FERC's actions unbundling the services of natural gas pipelines under Orders No. 636 and 547 were designed to increase competition by providing greater access by buyers and sellers to pipeline systems. As a result, companies such as SJG and SJE have greater flexibility in marketing gas, transportation and storage capacity, thereby providing increased business opportunities.

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

     As described in Note 7, hearings were held as part of SJG's 1993 annual Levelized Gas Adjustment Clause addressing the reasonableness of its purchasing practices. On October 14, 1994, the Administrative Law Judge (ALJ) found that SJG acted reasonably and had no criticism of existing gas supply practices and policies. However, recommendations were made by the ALJ as to the treatment of profits from off-system sales and the level of gas supplies contracted for by SJG which could result in approximately $3.5 million of disallowed revenue. The recommendations have been submitted to the BPU for a final decision. SJG is in the process of resolving these issues with the parties, along with its pending base rate case, and is hopeful of an early resolution. Any disallowance of revenue that could result from these issues would be charged (net of income tax effect) to net income. Management does not believe the final outcome would adversely affect financial condition, liquidity or debt covenants.

     Through September 30, 1994, the Company has recorded environmental remediation costs of $33.8 million, of which $19.0 million has been expended. The remaining liability of approximately $14.8 million is reflected in the balance sheet under the captions "Current Liabilities" and "Deferred

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition  (Continued)

Liquidity  (Continued)

Credits". Such amounts have not been adjusted for potential insurance recovery, which management is pursuing. On July 7, 1994, SJG received an insurance recovery of $1.5 million and two settlements totalling $2.2 million are expected to be
received by the end of 1994.   Recorded amounts include
estimated costs to be incurred through 1997 based on projected investigation and remediation work plans using existing technologies. Estimates beyond this time cannot be made on a reliable basis due to changing technology, government regulations and site specific requirements and, therefore, have not been recorded; however, the total costs to be incurred after 1997 could be substantial. The major portion of such costs relate to the remediation of former gas manufacturing sites of SJG, which has recorded and expended amounts of $31.8 million and $18.4 million, respectively, through September 30, 1994. SJG has established a regulatory asset for these costs and is recovering its cost over 7-year amortization periods, as authorized by the BPU. SJG has recovered $4.1 million through rates as of September 30, 1994. The balance of such costs and payments, amounting to $2.0 million and $0.6 million, respectively, relates to other environmental related costs including nonutility sites previously used in fuel oil operations.

Capital Resources

     The Company has a continuing need for cash resources and capital, primarily to invest in new and replacement equipment and facilities for its utility subsidiary. Total construction expenditures for utility and nonutility operations are estimated at $41.5 million for 1994, of which $27.0 million has been expended through September 30, 1994. Construction expenditures for 1995 and 1996 are estimated at approximately $30.5 million and $35.0 million, respectively. Such investment is expected to be funded from several sources, including cash generated by operations, temporary use of short-term debt, sale of first mortgage bonds, sale of common stock and capital leases.

     The proceeds of the Company's Dividend Reinvestment and Stock Purchase Plan are used for general corporate purposes. In the first nine months of 1994, SJI issued 908,740 shares of common stock through its various plans, including a Stock Option and Stock Appreciation Rights Plan, its Dividend Reinvestment and Stock Purchase Plan and Employees' Stock Ownership Plan for approximately $16.8 million. A substantial portion of these proceeds was received in June and September 1994, thereby impacting the level of cash at the end of those months. For the same period in 1993, SJI issued 303,610 common shares for approximately $6.9 million under such plans (shares issued reflect the 2 percent stock dividend declared in the first quarter of 1993). New common shares were issued for shares purchased through the various plans in 1993 and the nine months ended September 30, 1994.

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition  (Continued)

Capital Resources  (Continued)

Beginning in November 1994, the Company expects to purchase common shares in the open market to satisfy share purchase requirements under its stock purchase plans.

     On June 29, 1993, SJG sold $35.0 million of First
Mortgage Bonds, 6.95% Series. The proceeds of this issue was used to reduce short-term debt incurred in connection with SJG's construction program.

Summary

     The Company is confident it will have sufficient cash flow to meet its operating, capital and dividend needs and is taking and will take such actions necessary to employ its resources effectively.

                  PART II  --  OTHER INFORMATION

Item 1.   Legal Proceedings

          Information required by this Item is incorporated by reference to Part I, Item 1, Note 6, on pages 11 and 12 regarding contingent liabilities related to remediation and clean-up of certain sites which included manufactured gas operations; Note 7 on pages 13 and 14 regarding SJG's petition for rate increase filed on January 7, 1994 and hearings held as part of SJG's levelized gas adjustment clause as it relates to the reasonableness of SJG's gas purchasing practices.


Item 6.   Exhibits and Reports on Form 8-K

     a.   Index to Exhibits on page 24.

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



                               SOUTH JERSEY INDUSTRIES, INC.
                                        (Registrant)



Dated:  November 10, 1994    By:  /s/ Gerald S. Levitt
                                 Gerald S. Levitt
                                 Vice President and
                                 Chief Financial Officer





Dated:  November 10, 1994    By:  /s/ William J. Smethurst, Jr.
                                 William J. Smethurst, Jr.
                                 Asst. Secretary & Asst. Treasurer

                   South Jersey Industries, Inc.


                         Index to Exhibits



  Exhibit
  Number                   Description
  -------                  -----------


   27                  Financial Data Schedule

                       (Submitted only in electronic format to the Securities and Exchange Commission).