Form 10-K
SOUTH JERSEY INDUSTRIES INC
filed 1995-03-27
CIK 91928

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994     Commission File Number 1-6364

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of approximately 9,120,500 shares of voting stock held by non-affiliates of the registrant as of March 10, 1995 was $165,300,000. As of March 10, 1995, there were 10,717,092 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference:
          In Part  I of Form 10-K:  Pages 14, 16, 17, 18, 20 and 21 of 1994
             Annual Report to Shareholders
          In Part II of Form 10-K:  Page 1 and Pages 10 through 22 of 1994
             Annual Report to Shareholders
          In Part III of Form 10-K:  Pages 2 through 10 (except as stated in
             Item 11 of this Form 10-K) of the Proxy Statement dated March 8, 1995 for the 1995 Annual Meeting of Shareholders

                                  PART I
Item 1.   Business

General

     The registrant, South Jersey Industries, Inc. (the Company), a New Jersey corporation, was formed in 1969 for the purpose of owning and holding all of the outstanding common stock of South Jersey Gas Company (South Jersey Gas or SJG), a public utility, and acquiring and developing nonutility lines of business. Energy & Minerals, Inc. (EMI), a wholly-owned subsidiary of the Company, was formed in 1977 to own, finance and further develop certain nonutility businesses. Through a subsidiary, EMI is engaged in the mining, processing and marketing of construction, commercial, industrial and other specialty sands and gravels. South Jersey Energy Company (SJE), a wholly-owned subsidiary of the Company, provides services for the acquisition and transportation of natural gas for commercial and industrial users. R&T Group, Inc. (R&T), a wholly-owned subsidiary of the Company, was formed in 1989 to own, finance and further develop certain utility construction, general construction and environmental remediation businesses. R&T engages in these businesses through several operating subsidiaries.

Financial Information About Industry Segments

     Information regarding Industry Segments is incorporated by reference to Note 2 on page 16 of the Company's Annual Report to Shareholders for the year ended December 31, 1994, which Annual Report is attached to this report.
See Item 14(c)(13).

Description of Business

     The Company is engaged in the business of operating, through subsidiaries, various business enterprises. The Company's most significant subsidiary is SJG.


     SJG, a New Jersey corporation, is an operating public utility company engaged in the purchase, transmission and sale of natural gas for residential, commercial and industrial use in an area of approximately 2,500 square miles in the southern part of New Jersey. SJG also makes off-system sales of natural gas on a wholesale basis to various customers on the interstate pipeline system and transports natural gas purchased directly from producers or suppliers by some of its customers.

     SJG's service territory includes 112 municipalities throughout Atlantic, Cape May, Cumberland and Salem Counties and portions of Burlington, Camden and Gloucester Counties, with an estimated permanent population of 1,007,000.

     SJG serves 241,406 residential, commercial and industrial customers (at December 31, 1994) in southern New Jersey. Gas sales and transportation for 1994 amounted to 74,042,000 Mcf (thousand cubic feet), of which 49,968,000 Mcf was firm sales and transportation, 7,234,000 Mcf was interruptible sales and transportation and 16,840,000 Mcf was off system sales. The breakdown of firm sales includes 39.1% residential, 18.6% commercial, 10.8% cogeneration and electric generation, 2.7% industrial and other, and 28.8% transportation. At year-end 1994, SJG served 224,394 residential customers, 16,615 commercial customers and 397 industrial customers. This includes 1994 net additions of 5,910 residential customers, 409 commercial customers and 20 industrial customers.

     Under a five-year agreement executed in 1990 with Atlantic Electric, an electric utility serving southern New Jersey, SJG supplies natural gas to Atlantic Electric's combustion turbine facility in Cumberland County. This gas service is being provided under the terms of a firm electric service tariff approved by the New Jersey Board of Public Utilities (BPU) on a demand/commodity basis. In 1994, 3.6 Bcf (billion cubic feet) was delivered under this agreement.

     SJG serviced eight cogeneration facilities in 1994. Combined sales and transportation of natural gas to such customers amounted to approximately 8.7 Bcf in 1994.

     During 1994, SJG began making wholesale gas sales for resale to gas marketers for ultimate delivery to end users. These "off-system" sales were made possible through the issuance by the Federal Energy Regulatory Commission
(FERC) of Orders No. 547 and 636. Order No. 547 issued a blanket certificate of public convenience and necessity authorizing all parties, which are not interstate pipelines, to make FERC jurisdictional gas sales for resale at negotiated rates, while Order No. 636 allowed SJG to deliver gas at delivery points on the interstate pipeline system other than its own city gate stations. During 1994, off-system sales amounted to 16.8 Bcf. Gas supply utilized to make said sales was gas available in excess of the requirements of on-system jurisdictional customers.

     Supplies of natural gas available to SJG that are in excess of the quantity required by those customers who use gas as their sole source of fuel (firm customers) make possible the sale of gas on an interruptible basis to commercial and industrial customers whose equipment is capable of using natural gas or other fuels, such as fuel oil and propane. The term "interruptible" is used in the sense that deliveries of natural gas may be terminated by SJG at any time if this action is necessary to meet the needs of customers purchasing gas under firm rate tariffs. Usage by interruptible customers, including off-system customers, in 1994 amounted to approximately 24.1 Bcf. (Approximately 32.5 percent of the total volume of gas delivered).

     No material part of SJG business is dependent upon a single customer or a few customers.

     The majority of the SJG residential customers reside in the northern and western portions of its service territory in Burlington, Camden, Salem and Gloucester counties. Approximately 50 percent of new customers reside in this section of the service territory, which includes the residential suburbs of Wilmington and Philadelphia. The franchise area to the east is centered on Atlantic City and the neighboring resort communities in Atlantic and Cape May counties, which experience large population increases in the summer months. The impact of the casino gaming industry on the Atlantic City area has resulted in the creation of new jobs and the expansion of the residential and commercial infrastructure necessary to support a developing year-round economy. Atlantic City is experiencing a second wave of development as a result of casino gaming. The centerpiece of this development is the new $254 million dollar multi-purpose convention center, accompanied with a planned billion dollar hotel and entertainment complex. These facilities will be used to attract large conventions as well as making Atlantic City into a family resort on a year around basis. The convention center is expected to be in operation as early as 1996.

     Manufacturers or processors of sand, glass, farm products, paints, chemicals and petroleum products are located in the western and southern sectors of the service territory. New commercial establishments and high technology industrial parks and complexes are part of the economic growth of this area.

     SJG's service area includes parts of the Pinelands region, a largely undeveloped area in the heart of southern New Jersey. Future construction in this area is expected to be limited by statute and by a master plan adopted by the New Jersey Pinelands Commission; however, in terms of potential growth, significant portions of SJG's service area are not affected by these limitations.

     As a public utility, SJG is subject to regulation by the BPU.
Additionally, the Natural Gas Policy Act, which was enacted in November 1978, contains provisions for Federal regulation of certain aspects of SJG's business. SJG is affected by Federal regulation with respect to transportation and pricing policies applicable to its natural gas supplies from Transcontinental Gas Pipeline Corporation (Transco), SJG's major supplier, and Columbia Gas Transmission Corporation (Columbia), since such services are provided under rates and terms established under the jurisdiction of the FERC.

     Retail sales by SJG are made under rate schedules within a tariff filed with and subject to the jurisdiction of the BPU. These rate schedules provide primarily for either block rates or demand/commodity rate structures. The tariff contains provisions permitting SJG to pass on to customers increases and decreases in the cost of purchased gas supplies. The tariff also contains provisions permitting the recovery of environmental remediation costs associated with former gas plant sites and for the adjustment of revenues due to the impact of degree day fluctuations as prescribed in SJG's tariff structure.

     Revenue requirements for ratemaking purposes are established on the basis of firm and interruptible sales projections. In December 1994, the BPU granted SJG a rate increase of $12.07 million based on an overall rate of return of 9.51% including an 11.5% return on equity. As part of this rate increase, SJG is allowed to retain the first $4.0 million of base revenues generated by interruptible and off-system sales and 20% of base revenues generated by such sales above that level until it realizes an 11.5% return on equity. Additional information on regulatory affairs is incorporated by reference to Note 1 on page 14 and Note 9 on pages 17 and 18 of the Company's Annual Report to Shareholders for the year ended December 31, 1994, which Annual Report is attached to this report. See Item 14(c)(13).

     SJE, a New Jersey corporation, is a wholly owned non-regulated subsidiary of the Company and is engaged in providing services for the acquisition and transportation of natural gas for industrial and commercial users.

     EMI, a New Jersey corporation, is a holding company that owns all of the outstanding common stock of The Morie Company, Inc. (Morie Company), and an inactive company, South Jersey Fuel, Inc. (Fuel Company).

     Morie Company, a New Jersey corporation, is engaged in the mining, processing and marketing of a broad range of industrial and commercial sands and gravels. Its principal products are glass sand used for manufacturing cookware, containers and flat glass, foundry sand used as the core and molding medium in iron and steel foundries, and construction sand and gravels. Morie Company also produces sandblasting sands, filter sands and gravels, well gravels, special sand mixes for athletic tracks and golf courses, resin-coated sands, clay products and a wide variety of specialty products, including ready-mix concrete and specially processed silica for the electronics industry.

     Total customers of Morie Company number in the thousands, and no single customer accounts for as much as 10% of annual sales. Tonnage sales in 1994 were approximately 12.8% higher than 1993, and Morie Company attributes this increase to the improving economy as well as additional customers and new products. Keen competition and railroad deregulation are factors affecting prices on a delivered basis. All Morie Company facilities are in good operating condition and, along with ample high-quality mineral reserves, are capable of handling expanding markets and of supporting increased market share.

     Fuel Company, a New Jersey corporation, sold its operating assets in November 1985 and is no longer in the business of distributing petroleum products.

     R&T, a New Jersey corporation, is a holding company that owns all the common stock of R and T Castellini Company, Inc. (Castellini Company), S.W. Downer, Jr. Company, Inc. (Downer Company), Onshore Construction Company, Inc. (Onshore), Cape Atlantic Crane Co., Inc. (Cape Atlantic) and, beginning in 1993, R & T Castellini Construction Company, Inc. (R & T Construction). In 1994, approximately 45% of R&T net sales related to competitive-bid work performed for SJG. No other customer accounted for as much as 10% of R&T's consolidated revenues in 1994.

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

     In 1994, the Company made no public announcement of, or otherwise made public information about, a new product or industry segment that would require the investment of a material amount of the assets of the Company or which otherwise was material.

Raw Materials

South Jersey Gas
Pipeline Supply

     SJG has direct connections to two interstate pipelines, Transco and Columbia. During 1994, services provided to SJG from these pipelines along with same provided by CNG Transmission Corporation (CNG) were subject to changes as directed by FERC when it issued its Order No. 636 "Pipeline Service Obligations and Revisions to Regulations Governing Self-Implemented Transportation Under
Part 284 of the Commission's Regulations" issued on April 8, 1992. This order required significant alterations in the structure of interstate natural gas pipeline services.

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

Transco

     Transco, during 1991, unbundled its sales and transportation services as a result of a FERC approved settlement that was negotiated with its customers. At that time SJG replaced its Commodity and Demand (CD) gas purchase contract with Transco with a Firm Transportation (FT) service and a gas purchase agreement (FS service). The FS service is a FERC approved service that provides a guaranteed supply of up to 111,869 Mcf per day of gas and gives the Company the option to buy gas from other suppliers to be transported under the firm transportation capacity if such supplies are available at lower costs. The initial term of the FS agreement extends through March 31, 2001.

     On December 1, 1994, the Company entered into an NS Service Agreement (Negotiated Sales Service) with Transco Gas Marketing Company (TGMC) as agent for TRANSCO. Under the terms and provisions of the NS Service Agreement, the Company has contract quantity of 30,000 Mcf per day.

     The NS service has a limited swing capability whereby prior to the nomination deadline for the first of the month, the Company must inform TGMC of the estimated quantity (up to 30,000 Mcf per day) it intends to purchase under the NS service for the month. The Company is then obligated to take a minimum 55 percent of the daily quantity it nominates multiplied times the number of days in the month. If the Company takes on any day during the month a quantity in excess of 81,869 Mcf under its FS Service Agreement, it will forfeit the NS Demand Credit of $.09 per Mcf for that portion taken above 81,869 Mcf multiplied times the number of days in the month. The daily quantity taken under a combination of NS service and FS service cannot exceed 111,869 Mcf per day.

     On May 14, 1993, in response to Transco's compliance filing, the FERC issued an order in Transco's Order No. 636 restructuring proceeding. In said order, the FERC required, among other things, that Transco unbundle that portion of its Eminence Storage Field (approximately 3.1 billion cubic feet (Bcf)), previously reserved for use by Transco in rendering "swing supply" service to its sales (FS) customers. The FERC also directed that Transco should make its unbundled Eminence Storage Service (ESS) capacity available on a priority basis to its existing FS customers and SJG was allocated 316,177 Mcf of this storage capacity. Through subsequent expansions of the Eminence Storage Field, Transco has increased the Company's allocation of ESS storage capacity to 480,535 Mcf in December 1993 and to 633,829 Mcf in December 1994.

     In addition to FS and NS service, SJG has a ten-year gas supply agreement with Vastar Gas Marketing (Vastar - formerly Arco Natural Gas) for delivery to its service territory by way of Transco FT service.

     Since the 1992-93 winter season, SJG began receiving delivery of up to 24,700 Mcf per day of gas under a firm transportation agreement that was entered into with Transco as part of the Texas Gas-CNG Transmission-Transco project that was developed to provide additional firm pipeline capacity to deliver gas to the U.S. Northeast under Transco's Rate Schedule FT-NT. The gas source that is available for transportation on the Transco-CNG Transmission-Texas Gas pipeline capacity is purchased from Amerada Hess under a 15 year gas supply agreement.

     Additionally, SJG has a winter season peaking transportation service on the Transco system which is available for the period December 1 through the last day of February of each year. SJG's maximum daily entitlement under this service is 2,900 Mcf per day. SJG can transport third party gas via said service and has contracted with Amerada Hess for a long-term firm gas supply to fill its capacity during each winter season.

Columbia

     As part of its FERC Order No. 636 restructuring, Columbia unbundled its traditional sales service from its firm transportation service and as such has eliminated its previous long term sales service under Rate Schedule CDS. SJG previously held a CDS sales agreement with Columbia which provided for a maximum daily sales entitlement of 33,816 Mcf per day. As a result of Columbia's restructuring, SJG has been assigned an equivalent 33,816 Mcf per day of firm transportation capacity on both Columbia and its affiliate Columbia Gulf Transmission Company (Columbia Gulf).

     As a result of the above, in 1993, SJG entered into long-term gas purchase agreements with Vastar, Texaco Natural Gas (formerly Texaco Gas Marketing) and Union Pacific Fuels for a total of 33,816 Mcf of gas per day to fill this firm pipeline capacity on the Columbia and Columbia Gulf pipeline systems.

     Additionally during 1993, 483,092 Mcf of storage capacity previously rendered to SJG under Columbia's Rate Schedule WS was converted to storage service rendered under Rate Schedule FSS on a one-for-one basis.

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

CNG

     As part of its Order No. 636 restructuring, CNG has abandoned gas sales service under its Rate Schedule SCQ. SJG previously had an SCQ Service Agreement with CNG which provided for the delivery of 9,662 Mcf per day to Transco at Leidy, PA for ultimate delivery to the Company during the period November 16 through March 31 of each winter season. As a result of Order No. 636 CNG has replaced the 9,662 Mcf per day of SCQ sales service with 5,357 Mcf per day of Firm Transportation (FT) service from various Appalachian aggregation points located in Pennsylvania and West Virginia and 408,670 Mcf of storage capacity with 4,305 Mcf per day of storage withdrawal demand in CNG's GSS Storage Service. In 1993, to facilitate the utilization of these new services, SJG entered into separate gas sales and capacity management agreements with CNG Energy Services (formerly CNG Gas Services Corporation), a non-jurisdictional affiliate of CNG. Through these agreements SJG has assigned to CNG Energy Services its pipeline FT and storage entitlements on the CNG pipeline system for use to provide SJG with up to 9,662 Mcf per day of gas during the winter seasons, November 16 through March 31 of each year.

Peak-Day Supply

     SJG plans for a winter season peak-day demand on the basis of an average daily temperature of 5 degrees F. Gas demand on such a design day was estimated for the 1994-95 winter season to be 373,741 Mcf versus a design day supply of

400,521 Mcf. On January 19, 1994, SJG experienced its highest peak-day demand of 366,382 Mcf with an average temperature of 2.68 degrees F.

Storage Services

     In addition to its normal gas suppliers, SJG has nine storage services that are capable of storing 11.7 Bcf of gas and provide a total daily delivery capacity of 111,526 Mcf. While these storage services do not represent an additional source of gas, they do provide SJG with flexibility to acquire gas during periods of low demand and store it until it is needed during winter heating seasons and other times of high demand.

     SJG has the following contracts for gas storage service:

     Contract Term            Storage Capacity

     1972 - 1995               1,362,980 Mcf
     1980 - 1998               4,257,135 Mcf
     Year-to-Year                137,813 Mcf
     Year-to-Year                207,770 Mcf (1)
     1984 - 1995               1,182,609 Mcf
     1987 - 2002                 500,000 Mcf
     1988 - 2008               1,307,400 Mcf
     1989 - 2009               1,099,346 Mcf
     1990 - 2005               1,705,000 Mcf

     (1) Contract is for storage of liquefied natural gas; the amount shown is natural gas equivalent.

Supplemental Gas Supplies

     In 1994, SJG injected 310,946 Mcf of vaporized liquefied natural gas (LNG) into its distribution system from its McKee City, New Jersey LNG facility. This LNG was obtained through a long-term LNG purchase agreement with Distrigas of Massachusetts Corporation and from gas liquefaction service that was provided by Transco.

     SJG's three propane-air vaporization plants enable it to augment natural gas supplies during periods of peak demand by vaporizing liquid propane and mixing the vaporized propane with air to form a gas that is compatible with natural gas. During 1994, 17,908 Mcf of propane-air gas was utilized by SJG.

Gas Prices

     During 1994 SJG purchased and had delivered to it approximately 55.3 Bcf of natural gas for distribution to its customers in New Jersey. Of this total,
41.4 Bcf was transported on the Transco pipeline system and 13.9 Bcf was transported on the Columbia pipeline system.

     The Company's average cost of gas purchased in 1994 was $3.09 per Mcf, which unit cost includes all demand and commodity charges.

     Energy & Minerals, Inc.

         Morie Company

     Morie Company obtains substantially all of the materials which it processes from its owned or leased properties in New Jersey, Tennessee, Georgia and Alabama. (See Item 2. "Properties.")

     R&T

     Raw materials are not significant to the operations of the R&T Companies.

Patents and Franchises

     SJG holds nonexclusive franchises granted by municipalities in the seven-county area of southern New Jersey that it serves. No other natural gas public utility presently serves the territory covered by SJG's franchises. Otherwise, patents, trademarks, licenses, franchises and concessions are not material to the business of the Company or any of its subsidiaries.

Seasonal Aspects

     SJG experiences seasonal fluctuations in sales when selling fuel for heating purposes. SJG meets this seasonal fluctuation in demand from its firm customers by buying and storing gas during the summer months, and by drawing from storage and purchasing supplemental supplies during the heating season. As a result of this seasonality, SJG experiences reductions of revenues and net income during the second and third quarters of the year.

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

Working Capital Practices

     As previously indicated under Seasonal Aspects, SJG buys and stores natural gas during the summer months. These purchases are financed by short-term loans which are substantially paid down during the winter months when gas revenues are higher. Reference is also made to "Liquidity" on pages 20 and 21 of the Company's Annual Report to Shareholders for the year ended December 31, 1994, which annual report is attached to this report. See Item 14(c)(13).

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

Competition

     Although the SJG franchises are nonexclusive, none of its service territory is presently served by any other natural gas public utility. Competition does exist, however, from suppliers of oil, propane and electricity for residential, commercial and industrial uses. Additional competition for certain industrial gas sales may result from the implementation of the "open access" provision of the FERC Order No. 636 which unbundled the services which are provided by interstate pipeline suppliers; although the full effect of unbundling is not yet known, SJG has dealt with the unbundled structure since 1991 and believes it has structured its rates to enable it to compete effectively with any marketer within the service territory of SJG.

     Morie Company competes with a number of other sand and gravel mining companies in the eastern part of the United States.

     SJE competes with a number of other marketors/brokers to supply gas to end users including SJG and other utilities

     The operating companies of R&T Group compete with a number of other utility and general construction companies.

Research

     During the last three fiscal years, neither the Company nor any of its subsidiaries engaged in research activities to any material extent.

Environmental Matters

     Information on environmental matters for SJI and its subsidiaries is incorporated by reference to Note 9 on pages 17 and 18 of the Company's Annual Report to Shareholders for the year ended December 31, 1994, which Annual Report is attached to this report. See Item 14(c)(13).

     EMI and its subsidiaries are subject to, and have a corporate policy of compliance with, legislation and regulation by federal, state and local authorities with regard to air and water quality control, and other
environmental considerations.   Expenditures for environmental purposes are
not expected to materially affect future operations or earnings.

     At December 31, 1994, Morie Company had an accrued land reclamation liability of $978,000 for lands currently being mined. Morie Company believes that it is in substantial compliance with all applicable environmental laws and regulations.

Employees

     The Company and its subsidiaries had a total of 1,105 employees as of December 31, 1994.

Financial Information About Foreign and Domestic Operations and Export Sales

     The Company has no foreign operations and export sales have not been a significant part of the Company's business.

Item 2.   Properties

     The principal property of SJG consists of its gas transmission and distribution systems that include mains, service connections and meters. The transmission facilities carry the gas from the connections with Transco and Columbia to SJG's distribution systems for delivery to customers. As of December 31, 1994, there were approximately 343 miles of mains in the transmission systems and 4,476 miles of mains in the distribution systems.

     SJG owns office and service buildings, including its corporate headquarters, at eight locations in the territory, a liquefied natural gas storage and vaporization facility, and three propane-air vaporization plants. Also, SJG owns a bus parking lot in Atlantic City, N.J.

     As of December 31, 1994, the SJG utility plant had a gross book value of $506,409,713 and a net book value, after accumulated depreciation, of $370,298,124. In 1994, $36,247,958 was spent on additions to utility plant and there were retirements of property having an aggregate gross book cost of $3,537,268. Construction expenditures for 1995 are currently expected to approximate $31.2 million.

     Virtually all of the SJG transmission pipeline, distribution mains and service connections are in streets or highways or on the property of others.
The SJG transmission and distribution systems are maintained under franchises or permits or rights-of-way, many of which are perpetual. The SJG properties (other than property specifically excluded) are subject to a lien of mortgage under which its first mortgage bonds are outstanding. Such properties are well-maintained and in good operating condition.

     EMI owns two properties in Atlantic City, N.J., one of which includes commercial space that is being rented to others. EMI also owns and rents to others two commercial properties in Millville, N.J., one of which is rented to Morie Company.

     Morie Company owns eleven plants, seven of which are located in New Jersey, two in Tennessee, one in Georgia and one in Alabama. The Morie Company owns approximately 6,000 acres of land and leases approximately 4,800 acres of land. The combined acreage includes approximately 1,450 acres of mineable reserves. The mineral leases typically grant the right to mine sand and gravel for an initial period with several renewal options. The mineral leases typically provide for a royalty per ton mined and sold. Morie Company estimates its proven reserves of sand at approximately 130,800,000 tons of raw aggregates which may be profitably extracted and processed, based on present methods of operation and prevailing prices. Reserves have been estimated on the basis of laboratory and field analyses of samples produced by techniques such as split spoon, core drillings and excavating experience on the sites.

     R&T operating companies share land and buildings at two principal locations used for administrative operations and housing facilities for vehicles, heavy equipment and supplies.

     The Company owns approximately 139 acres of land in Folsom, New Jersey, approximately 9.29 acres of land in Linwood, New Jersey, and an office building in Chester, Pennsylvania.


Item 3.   Legal Proceedings

     The Company is not aware of any pending or potential legal proceedings that it believes will have a material effect on its operations or consolidated financial position. Reference is made to Note 9 on pages 17 and 18 of the Company's Annual Report to Shareholders for the year ended December 31, 1994, which Annual Report is attached to this report. See Item 14(c)(13).


Item 4.   Submission Of Matters To A Vote of Security Holders

     No matter was submitted to a vote of security holders during the fourth quarter of the 1994 fiscal year.


Item 4-A. Executive Officers (Other Than Directors) of the Registrant

             Name                     Age       Positions with the Company

     Gerald S. Levitt                  50         Vice President

     George L. Baulig                  52         Secretary and
                                                  Assistant Treasurer

     Richard B. Tonielli               55         Treasurer

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

                                     PART II


Item 5.   Market for the Registrant's Common Stock and Related Stockholder
            Matters

     Information required by this Item is incorporated by reference to Note 6 on page 17 and the bottom of page 22 of the Company's Annual Report to Shareholders for the year ended December 31, 1994, which Annual Report is attached to this report. See Item 14(c)(13).


Item 6.   Selected Financial Data

     Information required by this Item is incorporated by reference to page 1 of the Company's Annual Report to Shareholders for the year ended December 31, 1994, which Annual Report is attached to this report. See Item 14(c)(13).


Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

     Information required by this Item is incorporated by reference to pages 19, 20 and 21 of the Company's Annual Report to Shareholders for the year ended December 31, 1994, which Annual Report is attached to this report. See Item 14(c)(13).


Item 8.   Financial Statements and Supplementary Data

     Information required by this Item is incorporated by reference to pages 10 through 19 and page 22 of the Company's Annual Report to Shareholders for the year ended December 31, 1994, which Annual Report is attached to this report. See Item 14(c)(13).


Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None

                                     PART III


Item 10.  Directors and Executive Officers of the Registrant

     Information required by this Item relating to the directors of the Company is incorporated by reference to pages 2 through 6 of the Company's definitive Proxy Statement, dated March 8, 1995, filed with the Commission, File number 1-6364, in connection with the Company's 1995 Annual Meeting of Shareholders. Information required by this Item relating to the executive officers (other than Directors) of the Company is set forth in Item 4-A of this report.


Item 11.  Executive Compensation

     Information required by this Item is incorporated by reference to pages
5 through 10 (except for the Report of the Compensation/Pension Committee on pages 9 and 10, and the Stock Performance Graph on page 10, which are not so incorporated) of the Company's definitive Proxy Statement, dated March 8, 1995, filed with the Commission, File number 1-6364, in connection with the Company's 1995 Annual Meeting of Shareholders.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information required by this Item is incorporated by reference to pages 2 through 6 of the Company's definitive Proxy Statement, dated March 8, 1995, filed with the Commission, File number 1-6364, in connection with the Company's 1995 Annual Meeting of Shareholders.


Item 13.  Certain Relationships and Related Transactions

     Information required by this Item is incorporated by reference to page 6 of the company's definitive Proxy Statement, dated March 8, 1995, filed with the Commission, File number 1-6364, in connection with the Company's 1995 Annual Meeting of Shareholders.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

  (a) Listed below are all financial statements and schedules filed as part of this report:

      1 - The consolidated financial statements and notes to consolidated financial statements together with the report thereon of Deloitte
          & Touche LLP, dated February 15, 1995, are incorporated herein by reference to pages 10 through 19 of the Company's Annual Report to Shareholders for the year ended December 31, 1994, which Annual Report is attached to this report. See Item 14(c)(13).

      2 - Supplementary Financial Information                            Page(s)

               Information regarding selected quarterly financial data is incorporated herein by reference to page 22 of the Company's Annual Report to Shareholders for the year ended December 31, 1994, which Annual Report is attached to this report. See Item 14(c)(13).

          Supplemental Schedules as of December 31, 1994, 1993 and 1992 and for the three years ended December 31, 1994, 1993, and 1992:

          The Independent Auditors' Report of Deloitte & Touche LLP,
           Auditors of the Company                                          25

          Schedule II   - Valuation and Qualifying Accounts                 26

          (All Schedules, other than that listed above, are omitted because the information called for is included in the financial statements filed or because they are not applicable or are not required. Separate financial statements are not presented because all consolidated subsidiaries are wholly-owned.)

      3 - See Item 14(c)(13)

(b) No reports on Form 8-K have been filed by the Company during the quarter ended December 31, 1994.

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
                    director and officer
                    liability.

     (3)(b)         Bylaws of the Company as
                    amended and restated
                    through April 20, 1995
                    (filed herewith).

     (4)(a)         Form of Stock Certificate     (4)(a)         Form 10-K
                    for common stock.                            for 1985
                                                                 (1-6364)

     (4)(b)(i)      First Mortgage Indenture      (4)(b)(i)      Form 10-K
                    dated October 1, 1947.                       for 1987
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

     (4)(b)(xiv)    Sixteenth Supplemental        (4)(b)(xv)     Form 10-Q
                    Indenture dated as of                        for quarter
                    April 1, 1988, 10-1/4%                       ended
                    Series due 2008.                             March 31,
                                                                 1988 (1-6364)

     (4)(b)(xv)     Seventeenth Supplemental      (4)(b)(xv)     Form 10-K
                    Indenture dated as of                        for 1989
                    May 1, 1989.                                 (1-6364)

     (4)(b)(xvi)    Eighteenth Supplemental       (4)(e)         Form S-3
                    Indenture, dated as of                       (33-36581)
                    March 1, 1990.

     (4)(b)(xvii)   Nineteenth Supplemental       (4)(b)(xvii)   Form 10-K
                    Indenture, dated as of                       for 1992
                    April 1, 1992.                               (1-6364)

     (4)(b)(xviii)  Twentieth Supplemental        (4)(b)(xviii)  Form 10-K
                    Indenture, dated as of                       for 1993
                    June 1, 1993.                                (1-6364)

     (4)(c)         Indenture dated as of
                    January 31, 1995; 8.60%
                    Debenture Notes due
                    February 1, 2010
                    (filed herewith).

     (9)            None

     (10)(d)        Gas storage agreement (GSS)   (10)(d)        Form 10-K
                    between South Jersey Gas                     for 1993
                    Company and Transco,                         (1-6364)
                    dated October 1, 1993.

     (10)(e)        Gas storage agreement (S-2)   (5)(h)         Form S-7
                    between South Jersey Gas                     (2-56223)
                    Company and Transco,
                    dated December 16, 1953.

     (10)(f)        Gas storage agreement (LG-A)  (5)(f)         Form S-7
                    between South Jersey Gas                     (2-56223)
                    Company and Transco,
                    dated June 3, 1974.

     Exhibit                                   Incorporated by Reference From
     Number                                       Exhibit   Reference Document


     (10)(h)        Gas storage agreement (WSS)   (10)(h)        Form 10-K
                    between South Jersey Gas                     for 1991
                    Company and Transco, dated                   (1-6364)
                    August 1, 1991.

     (10)(i)        Gas storage agreement (LSS)   (10)(i)        Form 10-K
                    between South Jersey Gas                     for 1993
                    Company and Transco,                         (1-6364)
                    dated October 1, 1993.

     (10)(i)(a)     Gas storage agreement         (10)(i)(a)     Form 10-K
                    (SS-1) between South Jersey                  for 1988
                    Gas Company and Transco,                     (1-6364)
                    dated May 10, 1987 (effective
                    April 1, 1988).

     (10)(i)(b)     Gas storage agreement         (10)(i)(b)     Form 10-K
                    (ESS) between South Jersey                   for 1993
                    Gas Company and Transco,                     (1-6364)
                    dated November 1, 1993.

     (10)(i)(c)     Gas transportation service    (10)(i)(c)     Form 10-K
                    agreement between South                      for 1989
                    Jersey Gas Company and                       (1-6364)
                    Transco, dated April 1,
                    1986.

     (10)(i)(e)     Service agreement (FS)        (10)(i)(e)     Form 10-K
                    between South Jersey Gas                     for 1991
                    Company and Transco, dated                   (1-6364)
                    August 1, 1991.

     (10)(i)(f)     Service agreement (FT)        (10)(i)(f)     Form 10-K
                    between South Jersey Gas                     for 1991
                    Company and Transco, dated                   (1-6364)
                    February 1, 1992.

     (10)(i)(g)     Service agreement             (10)(i)(g)     Form 10-K
                    (Incremental FT)                             for 1991
                    between South Jersey Gas Company             (1-6364)
                    and Transco, dated August 1,
                    1991.

     (10)(i)(i)     Gas storage agreement (SS-2)  (10)(i)(i)     Form 10-K
                    between South Jersey Gas                     for 1991
                    company and Transco, dated                   (1-6364)
                    July 25, 1990.

     Exhibit                                   Incorporated by Reference From
     Number                                       Exhibit   Reference Document

     (10)(i)(j)     Gas Transportation Service    (10)(i)(j)     Form 10-K
                    Agreement between South                      for 1993
                    Jersey Gas Company and                       (1-6364)
                    Transco, dated December 20,
                    1991.

     (10)(i)(k)     Amendment to Gas              (10)(i)(k)     Form 10-K
                    Transportation Agreement,                    for 1993
                    dated December 20, 1991                      (1-6364)
                    between South Jersey Gas
                    Company and Transco, dated
                    October 5, 1993.

     (10)(j)(a)     Gas Transportation Service    (10)(j)(a)     Form 10-K
                    Agreement (FTS) between South                for 1989
                    Jersey Gas Company and                       (1-6364)
                    Equitable Gas Company,
                    dated November 1, 1986.

     (10)(k)(h)     Gas Transportation Service    (10)(k)(h)     Form 10-K
                    Agreement (TF) between                       for 1993
                    South Jersey Gas Company                     (1-6364)
                    CNG Transmission Corporation
                    dated October 1, 1993.

     (10)(k)(i)     Gas purchase agreement        (10)(k)(i)     Form 10-K
                    between South Jersey Gas                     for 1989
                    Company and ARCO Gas Market-                 (1-6364)
                    ing, Inc., dated March 5, 1990.

     (10)(k)(k)     Gas Transportation Service    (10)(k)(k)     Form 10-K
                    Agreement (FTS 1) between                    for 1993
                    South Jersey Gas Company and                 (1-6364)
                    Columbia Gulf Transmission
                    Company, dated November 1,
                    1993.

     (10)(k)(l)     Assignment Agreement          (10)(k)(i)     Form 10-K
                    capacity and service rights                  for 1993
                    (FTS-2) between South Jersey                 (1-6364)
                    Gas Company and Columbia
                    Gulf Transmission Company,
                    dated November 1, 1993.

     Exhibit                                   Incorporated by Reference From
     Number                                       Exhibit   Reference Document

     (10)(k)(m)     FTS Service Agreement         (10)(k)(m)     Form 10-K
                    No. 39556 between South                      for 1993
                    Jersey Gas Company and                       (1-6364)
                    Columbia Gas Transmission
                    Corporation, dated
                    November 1, 1993.

     (10)(k)(n)     FTS Service Agreement         (10)(k)(n)     Form 10-K
                    No. 38099 between South                      for 1993
                    Jersey Gas Company and                       (1-6364)
                    Columbia Gas Transmission
                    Corporation, dated
                    November 1, 1993.

     (10)(k)(o)     NTS Service Agreement         (10)(k)(o)     Form 10-K
                    No. 39305 between South                      for 1993
                    Jersey Gas Company and                       (1-6364)
                    Columbia Gas Transmission
                    Corporation, dated
                    November 1, 1993.

     (10)(k)(p)     FSS Service Agreement         (10)(k)(p)     Form 10-K
                    No. 38130 between South                      for 1993
                    Jersey Gas Company and                       (1-6364)
                    Columbia Gas Transmission
                    Corporation, dated
                    November 1, 1993.

     (10)(k)(q)     SST Service Agreement         (10)(k)(q)     Form 10-K
                    No. 38086 between South                      for 1993
                    Jersey Gas Company and                       (1-6364)
                    Columbia Gas Transmission
                    Corporation, dated
                    November 1, 1993.

     (10)(k)(r)     NS (Negotiated Sales) Service
                    Agreement dated December
                    1, 1994 between South Jersey
                    Gas Company and Transco Gas
                    Marketing Company as agent
                    for Transcontinental Gas
                    Pipe Line
                    (filed herewith).

     Exhibit                                   Incorporated by Reference From
     Number                                       Exhibit   Reference Document

     (10)(l)        Deferred Payment Plan for
                    Directors of South Jersey
                    Industries, Inc., South
                    Jersey Gas Company, Energy
                    & Minerals, Inc., R&T Group,
                    Inc. and South Jersey Energy
                    Company as amended and
                    restated October 21, 1994
                    (filed herewith).

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

     (10)(l)(d)     Form of Officer Employment
                    Agreement between certain
                    officers and either the Company
                    or its Subsidiaries
                    (filed herewith).

     (10)(l)(e)     Schedule of Officer
                    Employment Agreements
                    (filed herewith).

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
                    Agreement.

     Exhibit                                   Incorporated by Reference From
     Number                                       Exhibit   Reference Document

     (10)(p)        Retirement Plan for Non-      (10)(p)        Form 10-K
                    employee Members of the                      for 1988
                    Board of Directors.                          (1-6364)

     (10)(q)        Executive Employment
                    Agreement dated June 17,
                    1994 between the Company
                    and William F. Ryan, President
                    and Chief Executive Officer
                    (filed herewith).

     (11)           Not Applicable

     (12)           Calculation of Ratio of
                    Earnings to Fixed Charges
                    (Before Federal Income
                    Taxes) (filed herewith).

     (13)           The Annual Report to
                    Shareholders of the Company
                    for the year ended December 31,
                    1994 is filed as an exhibit
                    hereto solely to the extent
                    portions are specifically
                    incorporated by reference
                    herein.

     (16)           Not Applicable

     (18)           Not Applicable

     (21)           Subsidiaries of the Registrant
                    (filed herewith).

     (22)           None

     (23)           Independent Auditors'
                    Consent (filed herewith).

     (24)           Power of Attorney (filed
                    herewith).

     (27)           Financial Data Schedule
                    (Submitted only in electronic
                    format to the Securities
                    and Exchange Commission.

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

                                          Date    March 27, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                Title                       Date


 /s/ William F. Ryan          President and Director             March 27, 1995
(William F. Ryan)             (Principal Executive Officer)

 /s/ G. S. Levitt             Vice President                     March 27, 1995
(G. S. Levitt)                (Principal Financial Officer)

 /s/ Richard B. Tonielli      Treasurer (Principal               March 27, 1995
(Richard B. Tonielli)         Accounting Officer)

 /s/ Frank L. Bradley, Jr.    Director                           March 27, 1995
(Frank L. Bradley, Jr.)

 /s/ Richard L. Dunham        Director                           March 27, 1995
(Richard L. Dunham)

 /s/ W. Cary Edwards          Director                           March 27, 1995
(W. Cary Edwards)

 /s/ Thomas L. Glenn, Jr.     Director                           March 27, 1995
(Thomas L. Glenn, Jr.)

 /s/ Vincent E. Hoyer         Director                           March 27, 1995
(Vincent E. Hoyer)

 /s/ Herman D. James          Director                           March 27, 1995
(Herman D. James)

 /s/ Marilyn Ware Lewis       Director                           March 27, 1995
(Marilyn Ware Lewis)

 /s/ Clarence D. McCormick    Director                           March 27, 1995
(Clarence D. McCormick)

 /s/ Peter M. Mitchell        Director                           March 27, 1995
(Peter M. Mitchell)

 /s/ Jackson Neall            Director                           March 27, 1995
(Jackson Neall)

 /s/ Shirli M. Vioni          Director                           March 27, 1995
(Shirli M. Vioni)

INDEPENDENT AUDITORS' REPORT

South Jersey Industries, Inc.:

We have audited the consolidated financial statements of South Jersey Industries, Inc. and its subsidiaries as of December 31, 1994 and 1993 and for each of the three years in the period ended December 31, 1994 and have issued our report thereon dated February 15, 1995, which report includes an explanatory paragraph as to the Company changing its method of accounting for income taxes, effective January 1, 1993, to conform with Statement of Financial Standards No. 109 and its method of accounting for postretirement benefits other than pensions, effective January 1, 1993, to conform with Statement of Financial Accounting Standards No. 106; such financial statements and report are included in your 1994 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of South Jersey Industries, Inc. and its subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
February 15, 1995



                                                          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
                                                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Col. A.                                   Col. B.                     Col. C.                   Col. D.            Col. E.
------------------------------------------------------------------------------------------------------------------------------
                                                                      Additions
                                                                      ---------
                                                              (1)               (2)
                                                                             Charged to
                                         Balance at        Charged to          Other                              Balance at
                                         Beginning         Costs and         Accounts-        Deductions-            End
Classification                           of Period          Expenses         Describe *       Describe **         of Period
------------------------------------------------------------------------------------------------------------------------------

                                                          YEAR ENDED DECEMBER 31, 1994

Provision for Uncollectible Accounts   $  1,026,329      $  1,292,762      $    388,104      $  1,716,067      $      991,128



                                                          YEAR ENDED DECEMBER 31, 1993

Provision for Uncollectible Accounts   $  1,071,200      $    912,929      $    320,337      $  1,278,137      $    1,026,329



                                                          YEAR ENDED DECEMBER 31, 1992

Provision for Uncollectible Accounts   $  1,162,200      $  1,090,310      $    562,613      $  1,743,923      $    1,071,200




 * Recoveries of accounts previously written off and minor adjustments.

** Uncollectible accounts written off.


                                                             -26-


                                                 SOUTH JERSEY INDUSTRIES, INC.
                                                 NUMBER ONE SOUTH JERSEY PLAZA
                                                 ROUTE 54
                                                 FOLSOM, NEW JERSEY 08037
                                                 FORM 10-K FYE 12/31/94

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
                 director and officer
                 liability.

(3)(b)           Bylaws of the Company as
                 amended and restated
                 through April 20, 1995
                 (filed herewith).

(4)(a)           Form of Stock Certificate       (4)(a)         Form 10-K
                 for common stock.                              for 1985
                                                                (1-6364)

(4)(b)(i)        First Mortgage Indenture        (4)(b)(i)      Form 10-K
                 dated October 1, 1947.                         for 1987
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
                 1980.

                                                 SOUTH JERSEY INDUSTRIES, INC.
                                                 NUMBER ONE SOUTH JERSEY PLAZA
                                                 ROUTE 54
                                                 FOLSOM, NEW JERSEY 08037
                                                 FORM 10-K FYE 12/31/94

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

(4)(b)(xiv)      Sixteenth Supplemental          (4)(b)(xv)     Form 10-Q
                 Indenture dated as of                          for quarter
                 April 1, 1988, 10-1/4%                         ended
                 Series due 2008.                               March 31,
                                                                1988 (1-6364)

(4)(b)(xv)       Seventeenth Supplemental        (4)(b)(xv)     Form 10-K
                 Indenture dated as of                          for 1989
                 May 1, 1989.                                   (1-6364)

(4)(b)(xvi)      Eighteenth Supplemental         (4)(e)         Form S-3
                 Indenture, dated as of                         (33-36581)
                 March 1, 1990.

(4)(b)(xvii)     Nineteenth Supplemental         (4)(b)(xvii)   Form 10-K
                 Indenture, dated as of                         for 1992
                 April 1, 1992.                                 (1-6364)

(4)(b)(xviii)    Twentieth Supplemental          (4)(b)(xviii)  Form 10-K
                 Indenture, dated as of                         for 1993
                 June 1, 1993.                                  (1-6364)

(4)(c)           Indenture dated as of
                 January 31, 1995; 8.60%
                 Debenture Notes due
                 February 1, 2010
                 (filed herewith).

(9)              None

(10)(d)          Gas storage agreement (GSS)     (10)(d)        Form 10-K
                 between South Jersey Gas                       for 1993
                 Company and Transco,                           (1-6364)
                 dated October 1, 1993.

                                                 SOUTH JERSEY INDUSTRIES, INC.
                                                 NUMBER ONE SOUTH JERSEY PLAZA
                                                 ROUTE 54
                                                 FOLSOM, NEW JERSEY 08037
                                                 FORM 10-K FYE 12/31/94

                                   EXHIBIT INDEX
                                                      Incorporated by
                                                       Reference From
Reference                                                       Reference
Number             Description of Exhibit        Exhibit        Document

(10)(e)          Gas storage agreement (S-2)     (5)(h)         Form S-7
                 between South Jersey Gas                       (2-56223)
                 Company and Transco,
                 dated December 16, 1953.

(10)(f)          Gas storage agreement (LG-A)    (5)(f)         Form S-7
                 between South Jersey Gas                       (2-56223)
                 Company and Transco,
                 dated June 3, 1974.

(10)(h)          Gas storage agreement (WSS)     (10)(h)        Form 10-K
                 between South Jersey Gas                       for 1991
                 Company and Transco, dated                     (1-6364)
                 August 1, 1991.

(10)(i)          Gas storage agreement (LSS)     (10)(i)        Form 10-K
                 between South Jersey Gas                       for 1993
                 Company and Transco,                           (1-6364)
                 dated October 1, 1993.

(10)(i)(a)       Gas storage agreement           (10)(i)(a)     Form 10-K
                 (SS-1) between South Jersey                    for 1988
                 Gas Company and Transco,                       (1-6364)
                 dated May 10, 1987 (effective
                 April 1, 1988).

(10)(i)(b)       Gas storage agreement           (10)(i)(b)     Form 10-K
                 (ESS) between South Jersey                     for 1993
                 Gas Company and Transco,                       (1-6364)
                 dated November 1, 1993.

(10)(i)(c)       Gas transportation service      (10)(i)(c)     Form 10-K
                 agreement between South                        for 1989
                 Jersey Gas Company and                         (1-6364)
                 Transco, dated April 1,
                 1986.

(10)(i)(e)       Service agreement (FS)          (10)(i)(e)     Form 10-K
                 between South Jersey Gas                       for 1991
                 Company and Transco, dated                     (1-6364)
                 August 1, 1991.

                                                 SOUTH JERSEY INDUSTRIES, INC.
                                                 NUMBER ONE SOUTH JERSEY PLAZA
                                                 ROUTE 54
                                                 FOLSOM, NEW JERSEY 08037
                                                 FORM 10-K FYE 12/31/94

                                   EXHIBIT INDEX
                                                      Incorporated by
                                                       Reference From
Reference                                                       Reference
Number             Description of Exhibit        Exhibit        Document

(10)(i)(f)       Service agreement (FT)          (10)(i)(f)     Form 10-K
                 between South Jersey Gas                       for 1991
                 Company and Transco, dated                     (1-6364)
                 February 1, 1992.

(10)(i)(g)       Service agreement               (10)(i)(g)     Form 10-K
                 (Incremental FT)                               for 1991
                 between South Jersey Gas Company               (1-6364)
                 and Transco, dated August 1,
                 1991.

(10)(i)(i)       Gas storage agreement (SS-2)    (10)(i)(i)     Form 10-K
                 between South Jersey Gas                       for 1991
                 company and Transco, dated                     (1-6364)
                 July 25, 1990.

(10)(i)(j)       Gas Transportation Service      (10)(i)(j)     Form 10-K
                 Agreement between South                        for 1993
                 Jersey Gas Company and                         (1-6364)
                 Transco, dated December 20,
                 1991.

(10)(i)(k)       Amendment to Gas                (10)(i)(k)     Form 10-K
                 Transportation Agreement,                      for 1993
                 dated December 20, 1991                        (1-6364)
                 between South Jersey Gas
                 Company and Transco, dated
                 October 5, 1993.

(10)(j)(a)       Gas Transportation Service      (10)(j)(a)     Form 10-K
                 Agreement (FTS) between South                  for 1989
                 Jersey Gas Company and                         (1-6364)
                 Equitable Gas Company,
                 dated November 1, 1986.

(10)(k)(h)       Gas Transportation Service      (10)(k)(h)     Form 10-K
                 Agreement (TF) between                         for 1993
                 South Jersey Gas Company                       (1-6364)
                 CNG Transmission Corporation
                 dated October 1, 1993.

                                                 SOUTH JERSEY INDUSTRIES, INC.
                                                 NUMBER ONE SOUTH JERSEY PLAZA
                                                 ROUTE 54
                                                 FOLSOM, NEW JERSEY 08037
                                                 FORM 10-K FYE 12/31/94

                                   EXHIBIT INDEX
                                                      Incorporated by
                                                       Reference From
Reference                                                       Reference
Number             Description of Exhibit        Exhibit        Document

(10)(k)(i)       Gas purchase agreement          (10)(k)(i)     Form 10-K
                 between South Jersey Gas                       for 1989
                 Company and ARCO Gas Market-                   (1-6364)
                 ing, Inc., dated March 5, 1990.

(10)(k)(k)       Gas Transportation Service      (10)(k)(k)     Form 10-K
                 Agreement (FTS 1) between                      for 1993
                 South Jersey Gas Company and                   (1-6364)
                 Columbia Gulf Transmission
                 Company, dated November 1,
                 1993.

(10)(k)(l)       Assignment Agreement            (10)(k)(i)     Form 10-K
                 capacity and service rights                    for 1993
                 (FTS-2) between South Jersey                   (1-6364)
                 Gas Company and Columbia
                 Gulf Transmission Company,
                 dated November 1, 1993.

(10)(k)(m)       FTS Service Agreement           (10)(k)(m)     Form 10-K
                 No. 39556 between South                        for 1993
                 Jersey Gas Company and                         (1-6364)
                 Columbia Gas Transmission
                 Corporation, dated
                 November 1, 1993.

(10)(k)(n)       FTS Service Agreement           (10)(k)(n)     Form 10-K
                 No. 38099 between South                        for 1993
                 Jersey Gas Company and                         (1-6364)
                 Columbia Gas Transmission
                 Corporation, dated
                 November 1, 1993.

(10)(k)(o)       NTS Service Agreement           (10)(k)(o)     Form 10-K
                 No. 39305 between South                        for 1993
                 Jersey Gas Company and                         (1-6364)
                 Columbia Gas Transmission
                 Corporation, dated
                 November 1, 1993.

                                                 SOUTH JERSEY INDUSTRIES, INC.
                                                 NUMBER ONE SOUTH JERSEY PLAZA
                                                 ROUTE 54
                                                 FOLSOM, NEW JERSEY 08037
                                                 FORM 10-K FYE 12/31/94

                                   EXHIBIT INDEX
                                                      Incorporated by
                                                       Reference From
Reference                                                       Reference
Number             Description of Exhibit        Exhibit        Document

(10)(k)(p)       FSS Service Agreement           (10)(k)(p)     Form 10-K
                 No. 38130 between South                        for 1993
                 Jersey Gas Company and                         (1-6364)
                 Columbia Gas Transmission
                 Corporation, dated
                 November 1, 1993.

(10)(k)(q)       SST Service Agreement           (10)(k)(q)     Form 10-K
                 No. 38086 between South                        for 1993
                 Jersey Gas Company and                         (1-6364)
                 Columbia Gas Transmission
                 Corporation, dated
                 November 1, 1993.

(10)(k)(r)       NS (Negotiated Sales) Service
                 Agreement dated December
                 1, 1994 between South Jersey
                 Gas Company and Transco Gas
                 Marketing Company as agent
                 for Transcontinental Gas
                 Pipe Line
                 (filed herewith).

(10)(l)          Deferred Payment Plan for
                 Directors of South Jersey
                 Industries, Inc., South
                 Jersey Gas Company, Energy
                 & Minerals, Inc., R&T Group,
                 Inc. and South Jersey Energy
                 Company as amended and
                 restated October 21, 1994
                 (filed herewith).

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

(10)(l)(b)       Schedule of Deferred Com-       (10)(l)(b)     Form 10-K
                 pensation Agreements.                          for 1992
                                                                (1-6364)

                                                 SOUTH JERSEY INDUSTRIES, INC.
                                                 NUMBER ONE SOUTH JERSEY PLAZA
                                                 ROUTE 54
                                                 FOLSOM, NEW JERSEY 08037
                                                 FORM 10-K FYE 12/31/94

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

(10)(l)(d)       Form of Officer Employment
                 Agreement between certain
                 officers and either the Company
                 or its Subsidiaries
                 (filed herewith).

(10)(l)(e)       Schedule of Officer
                 Employment Agreements
                 (filed herewith).

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

(10)(q)          Executive Employment
                 Agreement dated June 17,
                 1994 between the Company
                 and William F. Ryan, President
                 and Chief Executive Officer
                 (filed herewith).

                                                 SOUTH JERSEY INDUSTRIES, INC.
                                                 NUMBER ONE SOUTH JERSEY PLAZA
                                                 ROUTE 54
                                                 FOLSOM, NEW JERSEY 08037
                                                 FORM 10-K FYE 12/31/94

                                   EXHIBIT INDEX
                                                      Incorporated by
                                                       Reference From
Reference                                                       Reference
Number             Description of Exhibit        Exhibit        Document

(11)             Not Applicable

(12)             Calculation of Ratio of
                 Earnings to Fixed Charges
                 (Before Federal Income
                 Taxes) (filed herewith).

(13)             The Annual Report to
                 Shareholders of the Company
                 for the year ended December 31,
                 1994 is filed as an exhibit
                 hereto solely to the extent
                 portions are specifically
                 incorporated by reference
                 herein.

(16)             Not Applicable

(18)             Not Applicable

(21)             Subsidiaries of the Registrant
                 (filed herewith).

(22)             None

(23)             Independent Auditors'
                 Consent (filed herewith).

(24)             Power of Attorney
                 (filed herewith).

(27)             Financial Data Schedule
                 (Submitted only in electronic
                 format to the Securities
                 and Exchange Commission.

(99)             None