Form 10-Q
period 1995-03-31
SOUTH JERSEY INDUSTRIES INC
filed 1995-05-12
CIK 91928

Page 1 of 20


              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 or 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1995

Commission File Number 1-6364
                       ------

                    SOUTH JERSEY INDUSTRIES, INC.
- ------------------------------------------------------------------

(Exact name of registrant as specified in its charter)

       New Jersey                                 22-1901645
- ------------------------------------------------------------------
(State or other jurisdiction of              (I.R.S. Employer's
 incorporation of organization)             Identification No.)

  Number One South Jersey Plaza, Route 54, Folsom, NJ    08037
- ------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

                          (609) 561-9000
- ------------------------------------------------------------------
(Registrant's telephone number, including area code)

- ------------------------------------------------------------------
Former name, former address, and former fiscal year, if changed since last report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                     Yes   X      No
                         -----       -----
As of May 11, 1995, there were 10,718,712 shares of the registrant's common stock outstanding.


                     Exhibit Index on page 20

                 PART I  -  FINANCIAL INFORMATION
                 ---------------------------------

Item 1.  Financial Statements  --  See Pages 3 through 11
         --------------------


                   SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

               CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
- --------------------------------------------------------------------------------------
                       (In Thousands Except for Share Data)

                                                                Three Months Ended
                                                                    March 31,
                                                        ------------------------------
                                                            1995            1994
- --------------------------------------------------------------------------------------
Operating Revenues:
  Utility. . . . . . . . . . . . . . . . . . . . .           $92,537        $123,001
  Nonutility . . . . . . . . . . . . . . . . . . .            17,919          15,942
                                                        -------------   -------------
      Total Operating Revenues . . . . . . . . . .           110,456         138,943
                                                        -------------   -------------
Operating Expenses:
  Gas Purchased for Resale . . . . . . . . . . . .            39,473          73,051
  Operations - Utility . . . . . . . . . . . . . .             9,827           9,283
               Nonutility. . . . . . . . . . . . .            15,378          15,146
  Maintenance. . . . . . . . . . . . . . . . . . .             2,224           2,365
  Depreciation and Depletion . . . . . . . . . . .             4,309           4,000
  Federal Income Taxes . . . . . . . . . . . . . .             7,234           5,372
  Gross Receipts & Franchise Taxes . . . . . . . .            12,384          14,754
  Other Taxes. . . . . . . . . . . . . . . . . . .             1,292           1,160
                                                        -------------   -------------
      Total Operating Expenses . . . . . . . . . .            92,121         125,131
                                                        -------------   -------------
Operating Income . . . . . . . . . . . . . . . . .            18,335          13,812

Interest and Other Charges . . . . . . . . . . . .             5,118           4,049
                                                        -------------   -------------

Net Income to Applicable to Common Stock . . . . .           $13,217          $9,763
                                                        =============   =============
Average Shares of Common Stock Outstanding . . . .        10,717,632       9,886,557
                                                        =============   =============
Earnings Per Share - Common Stock. . . . . . . . .             $1.23           $0.99
                                                        =============   =============
Dividends Declared Per Share - Common Stock. . . .             $0.36           $0.36
                                                        =============   =============



See notes to condensed consolidated financial statements.







                   SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
- -----------------------------------------------------------------------------------------
                                  (In Thousands)
                                                             March 31,      December 31,
                                                        ---------------------------------
                                                          1995       1994       1994
- -----------------------------------------------------------------------------------------
ASSETS

Property, Plant & Equipment:
  Utility Plant, at original cost. . . . . . . . . . .  $514,269   $480,997   $506,409
    Accumulated Depreciation & Amortization. . . . . .  (138,600)  (129,570)  (136,112)
  Nonutility Property & Equipment, at cost . . . . . .    64,097     59,694     63,613
    Accumulated Depreciation & Depletion . . . . . . .   (32,587)   (30,716)   (31,810)
                                                        ---------  ---------  ---------
        Property, Plant & Equipment - Net. . . . . . .   407,179    380,405    402,100
                                                        ---------  ---------  ---------
Available-for-Sale Securities. . . . . . . . . . . . .       830        917        830
                                                        ---------  ---------  ---------
Current Assets:
  Cash and Cash Equivalents. . . . . . . . . . . . . .     4,452      9,659     14,208
  Accounts Receivable. . . . . . . . . . . . . . . . .    49,098     57,525     35,213
  Unbilled Revenues. . . . . . . . . . . . . . . . . .    11,547     12,792     15,154
  Provision for Uncollectibles . . . . . . . . . . . .      (997)    (1,033)      (991)
  Natural Gas in Storage, average cost . . . . . . . .     2,356      1,319     17,082
  Materials and Supplies, average cost . . . . . . . .    11,276     10,984     11,995
  Assets Held for Disposal . . . . . . . . . . . . . .       339        343        339
  Prepayments and Other Current Assets . . . . . . . .     2,392      2,088      2,570
                                                        ---------  ---------  ---------
        Total Current Assets . . . . . . . . . . . . .    80,463     93,677     95,570
                                                        ---------  ---------  ---------
Accounts Receivable - Merchandise. . . . . . . . . . .     2,552      2,150      2,015
                                                        ---------  ---------  ---------
Deferred Debits:
  Gross Receipts and Franchise Taxes . . . . . . . . .     5,168      5,568      5,268
  Environmental Remediation Costs:
    Expended - Net . . . . . . . . . . . . . . . . . .    12,116     14,733     13,361
    Liability for Future Expenditures. . . . . . . . .    17,598     11,314     17,026
  Income Taxes - Flowthrough Depreciation. . . . . . .    16,688     17,212     16,933
  Deferred Postretirement Benefit Costs. . . . . . . .     7,221      4,886      6,567
  Prepayment and Other . . . . . . . . . . . . . . . .    10,939      9,118     11,425
                                                        ---------  ---------  ---------
        Total Deferred Debits. . . . . . . . . . . . .    69,730     62,831     70,580
                                                        ---------  ---------  ---------
              Total. . . . . . . . . . . . . . . . . .  $560,754   $539,980   $571,095
                                                        =========  =========  =========


See notes to condensed consolidated financial statements.




                   SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
- -----------------------------------------------------------------------------------------
                                  (In Thousands)
                                                             March 31,      December 31,
                                                        ---------------------------------
                                                          1995       1994       1994

- -----------------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES

Common Equity:
  Common Stock . . . . . . . . . . . . . . . . . . . .   $13,399    $12,464    $13,394
  Premium on Common Stock. . . . . . . . . . . . . . .   110,122     97,859    110,081
  Retained Earnings. . . . . . . . . . . . . . . . . .    40,857     40,093     31,497
                                                        ---------  ---------  ---------
        Total Common Equity. . . . . . . . . . . . . .   164,378    150,416    154,972
                                                        ---------  ---------  ---------
Redeemable Cumulative Preferred Stock:
  South Jersey Gas Company, Par Value
   $100 a share:
    Authorized - 50,004, 50,904
                 and 50,004 shares
    Outstanding -
      Series A, 4.70% -- 5,700, 6,600
                         and 5,700 shares. . . . . . .       570        660        570
      Series B, 8.00% -- 19,242 shares . . . . . . . .     1,924      1,924      1,924
                                                        ---------  ---------  ---------
        Total Preferred Stock. . . . . . . . . . . . .     2,494      2,584      2,494
                                                        ---------  ---------  ---------
Long-Term Debt . . . . . . . . . . . . . . . . . . . .   180,857    142,035    153,086
                                                        ---------  ---------  ---------
Current Liabilities:
  Notes Payable to Banks . . . . . . . . . . . . . . .    11,100     51,600     80,200
  Current Maturities of Long-Term Debt . . . . . . . .     9,429     10,391      9,455
  Accounts Payable . . . . . . . . . . . . . . . . . .    19,498     27,284     35,237
  Customer Deposits. . . . . . . . . . . . . . . . . .     5,898      5,867      5,895
  Gross Receipts & Franchise Taxes Accrued . . . . . .    12,282     27,925        196
  Environmental Remediation Costs. . . . . . . . . . .     5,149      3,645      5,175
  Interest Accrued and
   Other Current Liabilities . . . . . . . . . . . . .    15,588     11,705     12,029
                                                        ---------  ---------  ---------
        Total Current Liabilities. . . . . . . . . . .    78,944    138,417    148,187
                                                        ---------  ---------  ---------
Deferred Credits and Other Non-Current Liabilities:
  Pension and Other Postretirement Benefits. . . . . .    11,854      7,757     10,329
  Accumulated Deferred Income Taxes - Net. . . . . . .    64,717     64,105     63,425
  Investment Tax Credits . . . . . . . . . . . . . . .     6,710      7,331      6,807
  Deferred Revenues:
    Customer Refund Obligation . . . . . . . . . . . .     3,500          0      3,500
    Other Deferred Revenues. . . . . . . . . . . . . .    27,877     12,056      9,338
  Environmental Remediation Costs. . . . . . . . . . .    12,474      8,190     11,902
  Other. . . . . . . . . . . . . . . . . . . . . . . .     6,949      7,089      7,055
                                                        ---------  ---------  ---------
        Total Deferred Credits
          and Other Non-Current Liabilities. . . . . .   134,081    106,528    112,356
                                                        ---------  ---------  ---------
Commitments and Contingencies (Notes 6 & 7)

              Total. . . . . . . . . . . . . . . . . .  $560,754   $539,980   $571,095
                                                        =========  =========  =========

See notes to condensed consolidated financial statements.




                     SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

              CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
- --------------------------------------------------------------------------------------
                                     (In Thousands)

                                                                    Three Months Ended
                                                                          March 31,
                                                                  --------------------
                                                                    1995       1994
- --------------------------------------------------------------------------------------
Cash Flows from Operating Activities:

   Net Income Applicable to Common Stock. . . . . . . . . . . .   $13,217     $9,763
   Adjustments to Reconcile Net Income to Cash Flows:
     Depreciation, Depletion and Amortization . . . . . . . . .     5,013      4,704
     Provision for Losses on Accounts Receivable. . . . . . . .       173        157
     Revenues and Fuel Costs Deferred - Net . . . . . . . . . .    18,539     17,401
     Deferred and Non-Current Federal Income Taxes
      and Credits - Net . . . . . . . . . . . . . . . . . . . .       969        512
     Environmental Remediation Costs - Net. . . . . . . . . . .     1,219        127
     Changes in:
       Accounts Receivable. . . . . . . . . . . . . . . . . . .   (10,445)   (20,939)
       Inventories. . . . . . . . . . . . . . . . . . . . . . .    15,445     11,388
       Prepayments and Other Current Assets . . . . . . . . . .       178        340
       Gross Receipts & Franchise Taxes Accrued - Net . . . . .    12,086     14,021
       Accounts Payable and Other Accrued Liabilities . . . . .   (12,177)     1,986
     Other - Net. . . . . . . . . . . . . . . . . . . . . . . .       812       (441)
                                                                  --------   --------
Net Cash Provided by Operating Activities . . . . . . . . . . .    45,029     39,019
                                                                  --------   --------
Cash Flows from Investing Activities:

   Capital Expenditures, Cost of Removal and Salvage. . . . . .    (9,573)    (8,163)
                                                                  --------   --------
Net Cash Used in Investing Activities . . . . . . . . . . . . .    (9,573)    (8,163)
                                                                  --------   --------
Cash Flows from Financing Activities:

   Proceeds from Sale of Long-Term Debt . . . . . . . . . . . .    30,000          0
   Net Repayments of Lines of Credit. . . . . . . . . . . . . .   (69,100)   (31,150)
   Principal Repayments of Long-Term Debt . . . . . . . . . . .    (2,301)      (110)
   Dividends on Common Stock. . . . . . . . . . . . . . . . . .    (3,857)    (3,559)
   Proceeds from Sale of Common Stock . . . . . . . . . . . . .        46      3,687
                                                                  --------   --------
Net Cash Used In Financing Activities . . . . . . . . . . . . .   (45,212)   (31,132)
                                                                  --------   --------
Net Decrease in Cash and Cash Equivalents . . . . . . . . . . .    (9,756)      (276)
Cash and Cash Equivalents at Beginning of Period. . . . . . . .    14,208      9,935
                                                                  --------   --------
Cash and Cash Equivalents at End of Period. . . . . . . . . . .    $4,452     $9,659
                                                                  ========   ========
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
  During the first quarter of 1995, a capital lease obligation of $46 was incurred by R & T Group, Inc. in connection with its Master Lease Agreement for various items of construction equipment.


See notes to condensed consolidated financial statements

                                       - 6 -

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 1.
          The condensed consolidated financial statements include the accounts of South Jersey Industries, Inc. (the Company or SJI) and all of its subsidiaries. Certain intercompany transactions, amounting to approximately $1.8 million and $1.0 million for the three-month periods ended March 31, 1995 and 1994, respectively, were not required to be eliminated. Such amounts were capitalized to utility plant or environmental remediation costs on the South Jersey Gas Company (SJG) books of account and are recoverable by SJG through the rate-making process (See Note 6). All other significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made of previously reported amounts to conform with classifications used in the current year. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments and the adjustments described in Note 5) necessary for a fair statement of the financial position and the operating results at the dates and for the periods presented. The businesses of the Company are subject to seasonal fluctuations and, accordingly, this interim financial information should not be considered a basis for estimating the results of operations for the full year.

Note 2.
          The Company has 20,000,000 shares of Common Stock authorized of which the following shares were issued and outstanding:

                                          1995       1994
                                          ----       ----
     Beginning Balance January 1,     10,715,211  9,804,576
     Issued during period:
       Employees' Stock Ownership Plan     3,501      2,716
       Dividend Reinvestment &
         Stock Purchase Plan                   0    161,179
       Stock Option & Stock
         Appreciation Rights Plan              0      3,060
                                      ----------  ---------
     Ending Balance March 31,         10,718,712  9,971,531
                                      ==========  =========

          The par value ($1.25 share) of the stock issued in 1995 and 1994 has been credited to Common Stock and the net excess over par value of $41,288 and $3,478,217 received for such stock for the three months ended March 31, 1995 and 1994, respectively, has been credited to Premium on Common Stock.

          The Company has a Stock Option and Stock Appreciation Rights Plan under which not more than 306,000 shares in the aggregate may be issued to officers and other key employees of the Company and its subsidiaries. No options or stock appreciation rights may be granted under the plan after

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         (CONTINUED)

Note 2.   (Continued)

     January 23, 1997. At March 31, 1995 and 1994, the Company had 50,560 options outstanding, exercisable at prices from $17.16 to $24.69 per share. During the three-month period ended March 31, 1994, 3,060 options were exercised at a price of $17.89 per share. No options were granted in 1994. No stock appreciation rights have been issued under the plan. The stock options outstanding at March 31, 1995 and 1994 did not have a material effect on the earnings per share calcula-tions. The Company also has a Dividend Reinvestment and Stock Purchase Plan and an Employees' Stock Ownership Plan.

Note 3.
          There are certain restrictions under various loan agreements as to the amount of cash dividends or other distributions that may be paid on the common stock of certain subsidiaries. At the consolidated level, however, there were no restrictions on the Company's aggregate equity in its subsidiaries' retained earnings which totaled approximately $40.9 million at March 31, 1995.

Note 4.
          The Company and its subsidiaries provide postretirement health care and life insurance benefits to certain retired employees. The aggregate amounts paid during the three-month periods ended March 31, 1995 and 1994 were not material.

          In 1993, the Company adopted FASB No. 106 entitled "Employers' Accounting for Postretirement Benefits Other Than Pensions". This statement requires the Company to accrue the estimated cost of retiree benefit payments during the years the employee provides services. The Company previously expensed the cost of these benefits, which are principally health care, on a pay-as-you-go basis. The Company has elected to recognize the unfunded transition obligation over a period of twenty years.

          The majority of the Company's costs apply to its utility subsidiary, SJG, which has previously recovered these costs on a pay-as-you-go basis through its rates. As part of SJG's 1994 base rate case settlement, SJG was granted full recovery of the current service cost component of the annual cost in addition to continued recovery of pay-as-you-go costs. The Board of Public Utilities (BPU) also approved recovery of previously deferred 1993 and 1994 service costs totaling $2.0 million over a 5-year period beginning December 1994. SJG is also authorized to continue recording a regulatory asset for the amount by which the cost exceeds the current level recovered in rates. The recovery of this regulatory asset, which amounted to approximately $5.3 million at March 31, 1995, will be addressed in SJG's next base rate case proceeding and it is expected that the recovery will be included in base rates.

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

          In 1994, the Company also adopted FASB No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires the Company, among other things, to account for certain of its investments at fair market value. Adoption of this statement did not have a material effect on the results of operations or financial position of the Company.

Note 6.
          In May 1990, the BPU approved the stipulation entered into by the parties which allowed SJG to collect 100 percent of its gas costs which reflect producer-supplier take-or-pay costs from ratepayers. All costs billed by pipeline suppliers on a volumetric basis were passed through on a current basis through July 1993. The majority of the costs billed on a fixed basis have been paid over a 3-year period, but are being recovered from ratepayers over a 6-year period without interest. This recovery mechanism started in November 1990. SJG anticipates being billed additional fixed costs of approximately $1.1 million under this stipulation; however, the order allowing for such cost recovery by one of SJG's pipelines has been remanded to the Federal Energy Regulatory Commission (FERC) for further action. The amount of these additional fixed costs which have been flowed through to SJG, net of refunds, was approximately $0.1 million for the three months ended March 31, 1995. No costs were flowed through to SJG for the three months ended March 31, 1994.

          SJG, in the normal course of conducting business, has entered into long-term contracts for the supply of natural gas, firm transportation, and long-term firm gas storage service. The earliest expiration of any of the gas supply contracts is 1999. All of the transportation and storage service agreements between SJG and its interstate pipeline suppliers are provided under tariffs on file with, and approved by, the FERC. SJG's cumulative obligations for demand charges paid to its suppliers for all of these services is approximately $4.4 million per month which is recovered on a current basis through the Levelized Gas Adjustment Clause (LGAC).

          During 1992, the FERC issued a series of orders requiring all interstate pipelines to restructure their services. Included in these orders is FERC Order No. 636

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            (CONTINUED)

Note 6.  (Continued)

     which required pipelines to separate their sales and transportation services and change their rate design. Also, as a result of these orders, SJG is incurring certain transition costs that are associated with its pipeline suppliers' unbundling their services. Since not all suppliers have yet established the basis or the method of billing transition costs, SJG's total liability cannot be determined. A liability of approximately $0.5 million is recorded as of March 31, 1995, representing identified transition costs being billed to SJG by a pipeline over a 2-year period which began in April 1994. SJG expects to recover such costs resulting from these orders through its LGAC.

          SJI and its subsidiaries have responded to requests from the U.S. Environmental Protection Agency and the New Jersey Department of Environmental Protection for information regarding several sites at which SJG or predecessor companies operated gas manufacturing plants or a nonutility subsidiary previously operated a fuel oil business. Manufactured gas operations were terminated at all SJG sites more than 30 years ago. The Company is currently engaged in environmental remediation activities related to some of these sites and, in connection therewith, certain costs have been incurred and recorded.

          Through March 31, 1995, the Company has recorded environmental remediation costs of $38.6 million, of which $21.0 million has been expended. Management's estimate of the remaining liability of approximately $17.6 million is reflected on the consolidated balance sheet under the captions "Current Liabilities" and "Deferred Credits and Other Non-Current Liabilities". Such amounts have not been adjusted for future insurance recoveries, which management is pursuing. Insurance recoveries, amounting to $1.5 million, were received by SJG in July 1994 and an additional $1.5 million was received in January 1995. These proceeds were first used to offset legal fees incurred in connection with such recoveries and the excess was used to reduce the balance of deferred environmental remediation costs. Recorded amounts include estimated costs to be incurred over the next three years based on projected investigation and remediation work plans using existing technologies. Estimates beyond this time cannot be made on a reliable basis due to changing technology, government regulations and site specific requirements and, therefore, have not been recorded; however, the total costs to be incurred after this three-year period may be substantial. The major portion of such costs relate to the remediation of former gas manufacturing sites of SJG, which has recorded and expended amounts of $37.5 million and $20.4 million, respectively, through March 31, 1995. SJG has established a regulatory asset for these costs and is recovering its costs as expended over 7-year amortization

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            (CONTINUED)

Note 6.  (Continued)

     periods, as authorized by the BPU. SJG has recovered $5.3 million through rates as of March 31, 1995. The balance of such costs and payments, amounting to $1.1 million and $0.6 million, respectively, relates to other environmental related costs including nonutility sites previously used in fuel oil operations.

          As part of SJG's rate increase effective December 14, 1994, a capital structure test was implemented. The parties stipulated that by February 28, 1995, SJG's common equity balance would increase by $6.0 million as a result of an equity infusion; and its long-term debt balance would increase by $45.0 million as a result of new debt issues. SJG has satisfied all requirements of the capital structure test by February 28, 1995 as stipulated.

Note 7.
          On April 7, 1995, SJG received approval from the BPU to reduce its rates by approximately $8.8 million or 2.9%. The change consists of a $7.0 million decrease to SJG's LGAC and a $1.8 million reduction to its Temperature Adjustment Clause
     (TAC). As part of this reduction, in May 1995, firm customers will receive a one-time credit of approximately $6.1 million, based on their usage between November 1994 and March 1995. The balance of the decrease will come to customers through rate reductions effective April 7, 1995.

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Results of
          --------------------------------------------------
          Operations and Financial Condition
          -----------------------------------

First Quarter of 1995 Compared with First Quarter of 1994
- ---------------------------------------------------------

     Utility Revenues are lower in 1995 compared to 1994 principally due to a decrease in gas volumes sold due to weather which was approximately 15% warmer than 1994. Revenues were also lower due to lower unit costs for purchased gas which costs are reflected in utility revenues. Approximately 21.3 million dekatherms were sold and transported during the first quarter of 1995 compared with 25.8 million dekatherms during the same period in 1994. More than offsetting the earnings impact of lower volume sales was the impact of the rate increase granted to South Jersey Gas Company by the New Jersey Board of Public Utility Commissioners which became effective on December 14, 1994. The new rates increased margins on sales to residential, commercial and small industrial customers.

     Nonutility Revenues increased in 1995 principally due to higher volume sales by The Morie Company, Inc. (Morie), the Company's sand mining and processing subsidiary, and increased revenue by R&T Group, Inc. (R&T), the Company's utility and general construction subsidiary. Warmer weather in 1995 had a positive impact for both Morie and R&T since this contributed to an increase in construction activity during the first quarter. Profit margins for both Morie and R&T increased in 1995.

     The increase in nonutility revenues was partially offset by a decrease in revenues by South Jersey Energy Company, the Company's energy service subsidiary, primarily resulting from lower prices for product sales. Sales margin increased slightly in 1995.

     The decrease in Gas Purchased for Resale in 1995 is due to the impact of lower unit gas costs and lower volume sales.

     Utility costs, included in the expense category, Operations, show an increase in 1995 principally due to increased salaries and employee welfare costs. Nonutility Operations cost increased in 1995 principally due to costs associated with higher product and contract sales by Morie and R&T.

     Depreciation is higher in 1995 due to increased investment in property plant and equipment.

     Federal Income Taxes are higher in 1995 principally due to the increase in net income.

     Gross Receipts and Franchise Taxes decreased in 1995 principally due to a decrease in volumes of gas sold, the principal basis for this tax.

     Interest Charges increased in 1995 principally due to higher levels of long-term debt outstanding and the effects of increased long and short-term interest rates.

Item 2.   Management's Discussion and Analysis of Results of
          --------------------------------------------------
          Operations and Financial Condition  (Continued)
          ----------------------------------

     Net income and earnings per share were higher in 1995 principally due to increased margins on sales from utility and nonutility operations. The increase in earnings per share was partially offset by the effect of a higher number of common shares outstanding in 1995.

Liquidity
- ---------
     Seasonal aspects of the Company's subsidiary operations affect cash flows, revenues and operating expenses and, generally, the level of current assets and current liabilities. Utility operations are usually greater during the first and fourth quarters of the year, reflecting the impact of higher sales resulting from colder weather. Sand mining and construction operations are usually greater during the second and third quarters of the year, reflecting higher demand for sand products and construction services during periods of warmer temperatures. The decrease in the accounts receivable balance at March 31, 1995, compared with March 31, 1994, is principally due to lower unit sales in the first quarter of 1995. The accounts payable decrease at March 31, 1995, compared to March 31, 1994, was principally due to a decrease in gas purchase volumes and lower unit prices for gas purchases.

     Management anticipates that future operations will continue to generate sufficient cash flows to meet its operating needs, pay dividends, repay current portions of long-term debt, and finance a portion of the Company's planned capital expenditures. Cash flow is impacted in April of each year by the payment of the estimated gross receipt and franchise tax payment for the full year. The last of an accelerated tax payment program mandated by the State of New Jersey was completed in 1994 with a payment of $12.2 million.

     Cash flows from operations are impacted by amounts collected in excess of, or undercollections from, tariffs established under SJG's Levelized Gas Adjustment Clause
(LGAC). Overcollections represent increases in cash flow while undercollections reflect decreases in cash flow.
During the quarter ended March 31, 1995, net cash flows increased by $18.5 million, primarily due to the LGAC. At March 31, 1995, the balance of overcollections of approximately $27.9 million and the customer refund obligation of $3.5 million, will be subject to recovery by SJG's customers in the 1994-1995 and 1995-1996 LGAC periods. In May 1995, firm customers will receive a credit of $6.1 million related to LGAC overcollections and $2.7 million will be returned to customers through rate reductions effective April 7, 1995. The balance of overcollections will be considered in the LGAC filing for the 1995-1996 LGAC year. Overcollections are reflected in the balance sheet under the caption "Deferred Revenues".

Item 2.   Management's Discussion and Analysis of Results of
          --------------------------------------------------
          Operations and Financial Condition  (Continued)
          ----------------------------------
Liquidity  (Continued)
- ---------
     Short-term bank lines of credit aggregate $183.0 million of which $171.9 million was unused at March 31, 1995. The credit lines are uncommitted and unsecured with borrowings thereafter being at various terms of less than one year at interest rates less than the prime rate of interest in effect at the time of borrowing.

     Cash flow from nonutility operations is generally retained in the nonutility companies with amounts in excess of cash requirements being passed up to the Company either as a dividend or as a temporary short-term loan. Such activities are not considered material in relation to the financial statements taken as a whole.

     The adoption of FASB No. 109, "Accounting for Income Taxes", in 1993 resulted in the creation of a regulatory asset and a deferred income tax liability. As the amortization of the asset occurs ("Income Taxes - Flowthrough Depreciation"), such amortization will be recoverable through rates over an amortization period of 18 years. Also, FASB No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions", requires an accrual basis of accounting for such benefits. Its adoption in 1993, as measured in accordance with the statement, reflected an unfunded transition obligation of $27.8 million which is being recognized over 20 years. The majority of the postretirement benefit costs apply to SJG, which, as prescribed by the BPU, has recorded a regulatory asset of approximately $7.2 million at March 31, 1995. This amount represents the excess of the annual cost over the level of costs recovered under current rates. The BPU order of December 1994 prescribes continued deferral of unrecovered costs for consideration in SJG's next base rate case proceeding and it is expected that the recovery of this regulatory asset will be included in base rates. To the extent such costs are recoverable in rates, the BPU order provides for a separate trust fund for the management of revenues and costs associated with such postretirement benefits. The adoption of FASB Nos. 109 and 106 has not adversely impacted liquidity or debt covenants. In addition, the application of FASB No. 112, "Employers' Accounting for Postemployment Benefits", and FASB No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which became effective in 1994, did not have a material effect on the Company's financial statements and cash flows.

     The FERC has issued a series of orders requiring all interstate pipelines to restructure their services. Included in these orders is FERC Order No. 636 which required the pipelines to separate sales and transportation services and to change their rate design. Also, as a result of these orders, SJG is incurring certain transition costs that are associated with its pipeline suppliers unbundling their services. Since not all suppliers have yet established the

Item 2.   Management's Discussion and Analysis of Results of
          --------------------------------------------------
          Operations and Financial Condition  (Continued)
          ----------------------------------
Liquidity  (Continued)
- ---------
basis or the method of billing transition costs, SJG's total liability cannot be determined. A liability of approximately $0.5 million is recorded as of March 31, 1995, representing identified transition costs being billed to SJG by a pipeline over a 2-year period which began in April 1994. SJG expects to recover such costs through its LGAC.

     Under FERC Order No. 636, as amended, SJG is responsible for securing and maintaining its own gas supplies from producers and other suppliers. SJG has entered into several contracts which, when combined, replaced 100 percent of long-term gas supplies previously purchased from interstate pipelines. SJG does not expect any adverse impact on its operations, cash flows or liquidity from the implementation of FERC Order No. 636. SJG expects to recover the costs resulting from these orders through its LGAC.

     The FERC's action unbundling the services of natural gas pipelines under Orders No. 636 and 547 were designed to increase competition by providing greater access by buyers and sellers to pipeline systems. As a result, companies such as SJG and SJE have greater flexibility in marketing gas, transportation and storage capacity.

     SJG, in the normal course of conducting business, has entered into long-term contracts for the supply of natural gas, firm transportation, and long-term firm gas storage service. The earliest expiration of any of these gas supply contracts is 1999. All of the transportation and storage service agreements between SJG and its interstate pipeline suppliers are provided under tariffs on file with, and approved by, the FERC. SJG's cumulative obligations for demand charges paid to its suppliers for all of these services is approximately $4.4 million per month which is recovered on a current basis through its LGAC. Certain storage and supply agreements are entered into with third parties under which SJG has no responsibility except to store natural gas and permit withdrawals by such third parties. A fee is charged for this service by SJG; however, SJG may, at its option, withdraw such gas for its own use at pre-defined unit rates.

     Through March 31, 1995, the Company has recorded environmental remediation costs of $38.6 million, of which $21.0 million has been expended. The remaining liability of approximately $17.6 million is reflected in the balance sheet under the captions "Current Liabilities" and "Deferred Credits and Other Non-Current Liabilities". Such amounts have not been adjusted for future insurance recoveries, which management is pursuing. SJG has realized insurance recoveries of $3.0 million which are offset against legal costs and deferred remediation costs as prescribed by the BPU. Recorded amounts include estimated costs to be incurred during the next three years based on projected investigation

Item 2.   Management's Discussion and Analysis of Results of
          --------------------------------------------------
          Operations and Financial Condition  (Continued)
          ----------------------------------
Liquidity  (Continued)
- ---------
and remediation work plans using existing technologies. Estimates beyond this time cannot be made on a reliable basis due to changing technology, government regulations and site-specific requirements and, therefore, have not been recorded; however, the total costs to be incurred after the three-year period could be substantial. The major portion of such costs relate to the remediation of former gas manufacturing sites of SJG, which has recorded and expended amounts of $37.5 million and $20.4 million, respectively, through March 31, 1995. SJG has established a regulatory asset for these costs which are recoverable over 7-year amortization periods, as authorized by the BPU. SJG has recovered $5.3 million through rates as of March 31, 1995. The balance of such costs and payments, amounting to $1.1 million and $0.6 million, respectively, relates to other environmental related costs including nonutility sites previously used in fuel oil operations.

Capital Resources
- -----------------
     The Company has a continuing need for cash resources and capital, primarily to invest in new and replacement equipment and facilities for its utility subsidiary. Total construction expenditures for utility and nonutility operations were $41.4 million in 1994. Construction expenditures for 1995 are estimated at approximately $37.0 million of which $9.6 has been expended through March 31, 1995. Construction expenditures are estimated at $40.0 million annually in 1996 and 1997. Such investment is expected to be funded from several sources, including cash generated by operations, temporary use of short-term debt, sale of first mortgage bonds, sale of common stock and capital leases.

     The proceeds of the Company's Dividend Reinvestment and Stock Purchase Plan were used for general corporate purposes. In the quarter ended March 31, 1994, SJI issued 166,955 shares of common stock through its various plans, including a Stock Option and Stock Appreciation Rights Plan, its Dividend Reinvestment and Stock Purchase Plan and Employee's Stock Ownership Plan, for approximately $3.7 million. Beginning in November 1994, the Company began to purchase common shares in the open market to satisfy share purchase requirements under its dividend reinvestment and stock purchase plan. This action reduces the potential diluent effect resulting from the issuance of new common shares. New common shares continue to be issued in connection with the Employee's Stock Ownership Plan, however, such issuances are not material to the financial statements.

Item 2.   Management's Discussion and Analysis of Results of
          --------------------------------------------------
          Operations and Financial Condition  (Continued)
          ----------------------------------
Capital Resources (Continued)
- -----------------
     In 1994, SJG entered into a bank credit facility under which it issued a $15 million unsecured term note and under which SJG can borrow an additional $5.0 million under a revolving credit facility. The revolving credit facility was unused at March 31, 1995. The term note matures December 31, 2001, and is payable in seven consecutive year-end installments beginning in 1995. In January 1995, SJG issued $30.0 million of 8.60% Debenture Notes maturing February 1, 2010. The proceeds from these financings were principally used to pay down short-term bank borrowings which were temporarily used to fund the accelerated tax payments and environmental remediation expenditures as previously discussed.

Summary
- -------
     The Company is confident it will have sufficient cash flow to meet its operating, capital and dividend needs and is taking and will take such actions necessary to employ its resources effectively.

                  PART II  --  OTHER INFORMATION
                  ------------------------------

Item l.   Legal Proceedings
          -----------------

          Information required by this Item is incorporated by reference to Part I, Item 1, Note 6, on pages 10 and 11 regarding contingent liabilities related to remediation and clean-up of certain sites which included manufactured gas operations.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

     b. No reports on Form 8-K were filed during the quarter for which this report is filed.

                            SIGNATURES
                            ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               SOUTH JERSEY INDUSTRIES, INC.
                                        (Registrant)



Dated:  May 11, 1995         By:  /s/ Gerald S. Levitt
                                 -------------------------------
                                   Gerald S. Levitt
                                   Vice President and
                                   Chief Financial Officer





Dated:  May 11, 1995         By:  /s/ Richard B. Tonielli
                                 -------------------------------
                                   Richard B. Tonielli
                                   Treasurer

                South Jersey Industries, Inc.

                      Index to Exhibits




Exhibit
Number                   Description
_______                  ___________


  27                Financial Data Schedule

                    (Submitted only in electronic format to
                    the Securities and Exchange Commission).