Form 10-Q
period 1995-06-30
SOUTH JERSEY INDUSTRIES INC
filed 1995-08-11
CIK 91928

Page 1 of 20


              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 or 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1995

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


                     Yes   X      No
                         -----       -----

As of August 9, 1995, there were 10,720,236 shares of the registrant's common stock outstanding.


                     Exhibit Index on Page 20

                 PART I  -  FINANCIAL INFORMATION
                 --------------------------------

Item 1.  Financial Statements  --  See Pages 3 through 11
         --------------------


                   SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
               CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
- -------------------------------------------------------------------------------
                       (In Thousands Except for Share Data)

                                                             Three Months Ended
                                                                 June 30,
                                                      -------------------------
                                                         1995          1994
- -------------------------------------------------------------------------------
Operating Revenues:
  Utility. . . . . . . . . . . . . . . . . . . . .       $49,233       $47,197
  Nonutility . . . . . . . . . . . . . . . . . . .        19,616        20,148
                                                      -----------   -----------
      Total Operating Revenues . . . . . . . . . .        68,849        67,345
                                                      -----------   -----------
Operating Expenses:
  Gas Purchased for Resale . . . . . . . . . . . .        25,875        25,631
  Operations - Utility . . . . . . . . . . . . . .        10,187         9,176
               Nonutility. . . . . . . . . . . . .        15,284        16,057
  Maintenance. . . . . . . . . . . . . . . . . . .         2,395         2,202
  Depreciation and Depletion . . . . . . . . . . .         4,397         4,099
  Federal Income Taxes . . . . . . . . . . . . . .          (246)          125
  Gross Receipts & Franchise Taxes . . . . . . . .         4,446         4,479
  Other Taxes. . . . . . . . . . . . . . . . . . .         1,257         1,191
                                                      -----------   -----------
      Total Operating Expenses . . . . . . . . . .        63,595        62,960
                                                      -----------   -----------
Operating Income . . . . . . . . . . . . . . . . .         5,254         4,385

Interest and Other Charges . . . . . . . . . . . .         5,413         3,886
                                                      -----------   -----------

Net (Loss) Income Applicable to Common Stock . . .         ($159)         $499
                                                      ===========   ===========
Average Shares of Common Stock Outstanding . . . .    10,718,712     9,974,210
                                                      ===========   ===========
(Loss) Earnings Per Share - Common Stock . . . . .        ($0.02)        $0.05
                                                      ===========   ===========
Dividends Declared Per Share - Common Stock. . . .         $0.36         $0.36
                                                      ===========   ===========



See notes to condensed consolidated financial statements.







                   SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
               CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
- -------------------------------------------------------------------------------
                          (In Thousands Except for Share Data)

                                                             Six Months Ended
                                                                 June 30,
                                                      -------------------------
                                                         1995          1994

Operating Revenues:
  Utility. . . . . . . . . . . . . . . . . . . . .      $141,769      $170,198
  Nonutility . . . . . . . . . . . . . . . . . . .        37,536        36,090
                                                      -----------   -----------
      Total Operating Revenues . . . . . . . . . .       179,305       206,288
                                                      -----------   -----------
Operating Expenses:
  Gas Purchased for Resale . . . . . . . . . . . .        65,349        98,683
  Operations - Utility . . . . . . . . . . . . . .        20,014        18,458
               Nonutility. . . . . . . . . . . . .        30,660        31,202
  Maintenance. . . . . . . . . . . . . . . . . . .         4,619         4,568
  Depreciation and Depletion . . . . . . . . . . .         8,706         8,099
  Federal Income Taxes . . . . . . . . . . . . . .         6,988         5,497
  Gross Receipts & Franchise Taxes . . . . . . . .        16,829        19,233
  Other Taxes. . . . . . . . . . . . . . . . . . .         2,549         2,351
                                                      -----------   -----------
      Total Operating Expenses . . . . . . . . . .       155,714       188,091
                                                      -----------   -----------
Operating Income . . . . . . . . . . . . . . . . .        23,591        18,197

Interest and Other Charges . . . . . . . . . . . .        10,532         7,936
                                                      -----------   -----------

Net Income Applicable to Common Stock. . . . . . .       $13,059       $10,261
                                                      ===========   ===========
Average Shares of Common Stock Outstanding . . . .    10,718,172     9,930,383
                                                      ===========   ===========
Earnings Per Share - Common Stock. . . . . . . . .         $1.22         $1.03
                                                      ===========   ===========
Dividends Declared Per Share - Common Stock. . . .         $0.72         $0.72
                                                      ===========   ===========

See notes to condensed consolidated financial statements.







                   SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
- -----------------------------------------------------------------------------------------------
                                  (In Thousands)
                                                                    June 30        December 31,
                                                         --------------------------------------
                                                            1995         1994          1994
- ---------------------------------------------------------------------------------  ------------
ASSETS

Property, Plant & Equipment:
  Utility Plant, at original cost. . . . . . . . . . .     $523,010     $488,874      $506,409
    Accumulated Depreciation & Amortization. . . . . .     (141,003)    (130,947)     (136,112)
  Nonutility Property & Equipment, at cost . . . . . .       65,225       60,569        63,613
    Accumulated Depreciation & Depletion . . . . . . .      (33,301)     (31,520)      (31,810)
                                                         -----------  -----------  ------------
        Property, Plant & Equipment - Net. . . . . . .      413,931      386,976       402,100
                                                         -----------  -----------  ------------
Available-for-Sale Securities. . . . . . . . . . . . .          830          917           830
                                                         -----------  -----------  ------------
Current Assets:
  Cash and Cash Equivalents. . . . . . . . . . . . . .          960       11,860        14,208
  Accounts Receivable. . . . . . . . . . . . . . . . .       35,477       39,843        35,213
  Unbilled Revenues. . . . . . . . . . . . . . . . . .        3,418        3,083        15,154
  Provision for Uncollectibles . . . . . . . . . . . .       (1,003)      (1,042)         (991)
  Natural Gas in Storage, average cost . . . . . . . .       11,549        8,972        17,082
  Materials and Supplies, average cost . . . . . . . .       11,811       11,190        11,995
  Assets Held for Disposal . . . . . . . . . . . . . .          339          342           339
  Prepaid Gross Receipts and Franchise Taxes . . . . .       15,518       10,543             0
  Prepayments and Other Current Assets . . . . . . . .        3,885        3,251         2,570
                                                         -----------  -----------  ------------
        Total Current Assets . . . . . . . . . . . . .       81,954       88,042        95,570
                                                         -----------  -----------  ------------
Accounts Receivable - Merchandise. . . . . . . . . . .        2,377        2,224         2,015
                                                         -----------  -----------  ------------
Deferred Debits:
  Gross Receipts and Franchise Taxes . . . . . . . . .        5,068        5,468         5,268
  Environmental Remediation Costs:
    Expended - Net . . . . . . . . . . . . . . . . . .       11,244       14,437        13,361
    Liability for Future Expenditures. . . . . . . . .       17,065       14,768        17,026
  Income Taxes - Flowthrough Depreciation. . . . . . .       16,444       17,128        16,933
  Deferred Postretirement Benefit Costs. . . . . . . .        7,721        6,297         6,567
  Prepayment and Other . . . . . . . . . . . . . . . .       10,348       10,269        11,425
                                                         -----------  -----------  ------------
        Total Deferred Debits. . . . . . . . . . . . .       67,890       68,367        70,580
                                                         -----------  -----------  ------------
              Total. . . . . . . . . . . . . . . . . .     $566,982     $546,526      $571,095
                                                         ===========  ===========  ============

See notes to condensed consolidated financial statements.



                   SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
- -----------------------------------------------------------------------------------------------
                                  (In Thousands)
                                                                    June 30,       December 31,
                                                         --------------------------------------
                                                            1995         1994          1994
- ---------------------------------------------------------------------------------  ------------
CAPITALIZATION AND LIABILITIES

Common Equity:
  Common Stock . . . . . . . . . . . . . . . . . . . .      $13,400      $13,066       $13,394
  Premium on Common Stock. . . . . . . . . . . . . . .      110,152      105,897       110,081
  Retained Earnings. . . . . . . . . . . . . . . . . .       36,839       37,001        31,497
                                                         -----------  -----------  ------------
        Total Common Equity. . . . . . . . . . . . . .      160,391      155,964       154,972
                                                         -----------  -----------  ------------
Redeemable Cumulative Preferred Stock:
  South Jersey Gas Company, Par Value
   $100 a share:
    Authorized - 49,104, 50,004
                 and 50,004 shares
    Outstanding -
      Series A, 4.70% -- 4,800, 5,700
                         and 5,700 shares. . . . . . .          480          570           570
      Series B, 8.00% -- 19,242 shares . . . . . . . .        1,924        1,924         1,924
                                                         -----------  -----------  ------------
        Total Preferred Stock. . . . . . . . . . . . .        2,404        2,494         2,494
                                                         -----------  -----------  ------------
Long-Term Debt . . . . . . . . . . . . . . . . . . . .      178,390      139,827       153,086
                                                         -----------  -----------  ------------
Current Liabilities:
  Notes Payable to Banks . . . . . . . . . . . . . . .       41,850       84,800        80,200
  Current Maturities of Long-Term Debt . . . . . . . .        9,393       10,159         9,455
  Accounts Payable . . . . . . . . . . . . . . . . . .       26,765       25,071        35,237
  Customer Deposits. . . . . . . . . . . . . . . . . .        5,733        5,714         5,895
  Environmental Remediation Costs. . . . . . . . . . .        6,933        5,009         5,175
  Interest Accrued and
   Other Current Liabilities . . . . . . . . . . . . .       11,680        9,902        12,225
                                                         -----------  -----------  ------------
        Total Current Liabilities. . . . . . . . . . .      102,354      140,655       148,187
                                                         -----------  -----------  ------------
Deferred Credits and Other Non-Current Liabilities:
  Pension and Other Postretirement Benefits. . . . . .       11,649        9,126        10,329
  Accumulated Deferred Income Taxes - Net. . . . . . .       66,004       64,181        63,425
  Investment Tax Credits . . . . . . . . . . . . . . .        6,612        7,233         6,807
  Deferred Revenues:
    Customer Refund Obligation . . . . . . . . . . . .            0            0         3,500
    Other Deferred Revenues. . . . . . . . . . . . . .       21,672        9,870         9,338
  Environmental Remediation Costs. . . . . . . . . . .       10,151        9,778        11,902
  Other. . . . . . . . . . . . . . . . . . . . . . . .        7,355        7,398         7,055
                                                         -----------  -----------  ------------
        Total Deferred Credits
          and Other Non-Current Liabilities. . . . . .      123,443      107,586       112,356
                                                         -----------  -----------  ------------
Commitments and Contingencies (Note 6)

              Total. . . . . . . . . . . . . . . . . .     $566,982     $546,526      $571,095
                                                         ===========  ===========  ============







See notes to condensed consolidated financial statements.






                     SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

              CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
- -------------------------------------------------------------------------------------
                                     (In Thousands)
                                                                    Six Months Ended
                                                                        June 30,
                                                                  -------------------
                                                                    1995       1994
- -------------------------------------------------------------------------------------
Cash Flows from Operating Activities:

   Net Income Applicable to Common Stock. . . . . . . . . . . .    13,059     10,261
   Adjustments to Reconcile Net Income to Cash Flows:
     Depreciation, Depletion and Amortization . . . . . . . . .    10,162      9,480
     Provision for Losses on Accounts Receivable. . . . . . . .       467        368
     Revenues and Fuel Costs Deferred - Net . . . . . . . . . .     8,834     15,215
     Deferred and Non-Current Federal Income Taxes
      and Credits - Net . . . . . . . . . . . . . . . . . . . .     1,935        638
     Environmental Remediation Costs - Net. . . . . . . . . . .     2,085        (79)
     Changes in:
       Accounts Receivable. . . . . . . . . . . . . . . . . . .    11,017      6,250
       Inventories. . . . . . . . . . . . . . . . . . . . . . .     5,717      2,481
       Prepayments and Other Current Assets . . . . . . . . . .    (1,315)      (822)
       Gross Receipts & Franchise Taxes Accrued - Net . . . . .   (15,714)   (24,015)
       Accounts Payable and Other Accrued Liabilities . . . . .    (8,983)    (2,615)
     Other - Net. . . . . . . . . . . . . . . . . . . . . . . .     1,335       (771)
                                                                  --------   --------
Net Cash Provided by Operating Activities . . . . . . . . . . .    28,599     16,391
                                                                  --------   --------
Cash Flows from Investing Activities:

   Capital Expenditures, Cost of Removal and Salvage. . . . . .   (20,963)   (18,781)
                                                                  --------   --------
Net Cash Used in Investing Activities . . . . . . . . . . . . .   (20,963)   (18,781)
                                                                  --------   --------
Cash Flows from Financing Activities:

   Proceeds from Sale of Long-Term Debt . . . . . . . . . . . .    30,000          0
   Net (Repayments of) Borrowings from Lines of Credit. . . . .   (38,350)     2,050
   Principal Repayments of Long-Term Debt . . . . . . . . . . .    (4,804)    (2,821)
   Dividends on Common Stock. . . . . . . . . . . . . . . . . .    (7,717)    (7,150)

   Repurchase of Preferred Stock. . . . . . . . . . . . . . . .       (90)       (90)
                                                                  --------   --------
Net Cash (Used In) Provided by Financing Activities . . . . . .   (20,884)     4,315
                                                                  --------   --------
Net (Decrease) Increase in Cash and Cash Equivalents. . . . . .   (13,248)     1,925
Cash and Cash Equivalents at Beginning of Period. . . . . . . .    14,208      9,935
                                                                  --------   --------
Cash and Cash Equivalents at End of Period. . . . . . . . . . .      $960    $11,860
                                                                  ========   ========
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
  During 1995, a capital lease obligation of $46 was incurred by R & T Group, Inc.
  in connection with its Master Lease Agreement for various items of construction equipment.

See notes to condensed consolidated financial statements.


                                       - 7 -

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 1.
          The condensed consolidated financial statements include the accounts of South Jersey Industries, Inc. (the Company or SJI) and all of its subsidiaries. Certain intercompany transactions, amounting to approximately $1.9 million and $1.2 million for the three-month periods and $3.7 million and $2.1 million for the six-month periods ended June 30, 1995 and 1994, respectively, were not eliminated. Such amounts were capitalized to utility plant or environmental remediation costs on the South Jersey Gas Company (SJG) books of account and are recoverable by SJG through the rate-making process (See Note 5). All other significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made of previously reported amounts to conform with classifications used in the current year. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments and the adjustments described in Note 4) necessary for a fair statement of the financial position and the operating results at the dates and for the periods presented. The businesses of the Company are subject to seasonal fluctuations and, accordingly, this interim financial information should not be considered a basis for estimating the results of operations for the full year.

Note 2.
          The Company has 20,000,000 shares of Common Stock authorized of which the following shares were issued and outstanding:

                                          1995       1994
                                          ----       ----
     Beginning Balance January 1,     10,715,211   9,804,576
     Issued during period:
       Employees' Stock Ownership Plan     5,025       4,364
       Dividend Reinvestment &
         Stock Purchase Plan                   0     640,803
       Stock Option & Stock
         Appreciation Rights Plan              0       3,060
                                      ----------  ----------
     Ending Balance June 30,          10,720,236  10,452,803
                                      ==========  ==========

          The par value ($1.25 share) of the stock issued in 1995 and 1994 has been credited to Common Stock and the net excess over par value of $70,597 and $11,516,676 received for such stock for the six months ended June 30, 1995 and 1994, respectively, has been credited to Premium on Common Stock.

          The Company has a Stock Option and Stock Appreciation Rights Plan under which not more than 306,000 shares in the aggregate may be issued to officers and other key employees of the Company and its subsidiaries. No options or stock

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            (CONTINUED)

Note 2.   (Continued)

     appreciation rights may be granted under the plan after January 23, 1997. At June 30, 1995 and 1994, the Company had 50,560 options outstanding, exercisable at prices from $17.16 to $24.69 per share. During the six-month period ended June 30, 1994, 3,060 options were exercised at a price of $17.89 per share. No options were granted in 1994. No stock appreciation rights have been issued under the plan. The stock options outstanding at June 30, 1995 and 1994 did not have a material effect on the earnings per share calcula-tions. The Company also has a Dividend Reinvestment and Stock Purchase Plan and an Employees' Stock Ownership Plan.

Note 3.
          There are certain restrictions under various loan agreements as to the amount of cash dividends or other distributions that may be paid on the common stock of certain subsidiaries. At the consolidated level, however, there were no restrictions on the Company's aggregate equity in its subsidiaries' retained earnings which totaled approximately $36.8 million at June 30, 1995.

Note 4.
          The Company and its subsidiaries provide postretirement health care and life insurance benefits to certain retired employees. The aggregate amounts paid during the three-month and six-month periods ended June 30, 1995 and 1994 were not material.

          In 1993, the Company adopted FASB No. 106 entitled "Employers' Accounting for Postretirement Benefits Other Than Pensions". This statement requires the Company to accrue the estimated cost of retiree benefit payments during the years the employee provides services. The Company previously expensed the cost of these benefits, which are principally health care, on a pay-as-you-go (PAYGO) basis. The Company has elected to recognize the unfunded transition obligation over a period of twenty years.

          The majority of the Company's costs apply to its utility subsidiary, SJG, which has previously recovered these costs on a PAYGO basis through its rates. As part of SJG's 1994 base rate case settlement, SJG was granted full recovery of the current service cost component of the annual cost in addition to continued recovery of PAYGO costs. The Board of Public Utilities (BPU) also approved recovery of previously deferred 1993 and 1994 service costs totaling $2.0 million over a 5-year period beginning December 1994. Beginning in 1995, an external trust was established for the purpose of contributing costs recovered from the ratepayers as a result of the settlement with the BPU. Contributions to this trust totaled $0.7 million as of June 30, 1995. SJG is also authorized to continue recording a regulatory asset for the

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            (CONTINUED)

Note 4.  (Continued)

     amount by which the cost exceeds the current level recovered in rates. The recovery of this regulatory asset, which amounted to approximately $6.0 million at June 30, 1995, will be addressed in SJG's next base rate case proceeding and it is expected that the recovery will be included in base rates.

Note 5.
          In May 1990, the BPU approved a stipulation which allows SJG to collect 100 percent of its gas costs which reflect producer-supplier take-or-pay costs from ratepayers. All costs billed by pipeline suppliers on a volumetric basis are recovered on a current basis. Costs billed on a fixed basis are being recovered from ratepayers over a 6-year period without interest. This recovery mechanism started in November 1990. SJG anticipates being billed additional fixed costs of approximately $0.8 million by its pipelines and also expects to recover such costs through its Levelized Gas Adjustment Clause (LGAC).

          SJG, in the normal course of conducting business, has entered into long-term contracts for the supply of natural gas, firm transportation, and long-term firm gas storage service. The earliest expiration of any of the gas supply contracts is 1999. All of the transportation and storage service agreements between SJG and its interstate pipeline suppliers are provided under tariffs on file with, and approved by, the FERC. SJG's cumulative obligations for demand charges paid to its suppliers for all of these services is approximately $4.4 million per month which is recovered on a current basis through the LGAC.

          During 1992, the FERC issued a series of orders requiring all interstate pipelines to restructure their services. Included in these orders is FERC Order No. 636 which required pipelines to separate their sales and transportation services and change their rate design. Also, as a result of these orders, SJG is incurring certain transition costs that are associated with its pipeline suppliers' unbundling their services. Since not all suppliers have yet established the basis or the method of billing transition costs, SJG's total liability cannot be determined. A liability of approximately $0.4 million is recorded as of June 30, 1995, representing identified transition costs being billed to SJG by a pipeline over a 2-year period which began in April 1994. SJG expects to recover such costs resulting from these orders through its LGAC.

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

          Through June 30, 1995, the Company has recorded environmental remediation costs of $39.0 million, of which $21.9 million has been expended. Management's estimate of the remaining liability of approximately $17.1 million is reflected on the consolidated balance sheet under the captions "Current Liabilities" and "Deferred Credits and Other Non-Current Liabilities". Such amounts have not been adjusted for future insurance recoveries, which management is pursuing. Insurance recoveries, amounting to $2.7 million and $1.5 million, were received in 1995 and 1994, respectively. These proceeds were first used to offset legal fees incurred in connection with such recoveries and the excess was used to reduce the balance of deferred environmental remediation costs. Recorded amounts include estimated costs to be incurred over the next three years based on projected investigation and remediation work plans using existing technologies. Estimates beyond this time cannot be made on a reliable basis due to changing technology, government regulations and site specific requirements and, therefore, have not been recorded; however, the total costs to be incurred after this three-year period may be substantial. The major portion of such costs relate to the remediation of former gas manufacturing sites of SJG, which has recorded and expended amounts of $37.8 million and $21.2 million, respectively, through June 30, 1995. SJG has established a regulatory asset for these costs and is recovering its costs as expended over 7-year amortization periods, as authorized by the BPU. SJG has recovered $5.8 million through rates as of June 30, 1995. The balance of such costs and payments, amounting to $1.2 million and $0.7 million, respectively, relates to other environmental related costs including nonutility sites previously used in fuel oil operations.

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Results of
          --------------------------------------------------
          Operations and Financial Condition
          ----------------------------------

Second Quarter of 1995 Compared with Second Quarter of 1994
- -----------------------------------------------------------

     Utility Revenues increased in 1995 principally due to increased revenues from residential and commercial customers resulting from the rate increase which became effective December 14, 1994 and an increase of approximately 7,100 customers. Revenues were slightly impacted in 1995 by decreases in customer usage per degree day. Nonutility revenues decreased in 1995 principally due to lower sales by South Jersey Energy Company
(SJE), SJI's energy service subsidiary. The Morie Company, Inc. (Morie), the Company's sand mining company, and R & T Group, Inc. (R&T), SJI's general construction subsidiary experienced strong and increased sales in 1995. Lower SJE sales did not significantly affect net income since its sales are traditionally low-margin.

     Utility operating expense increased in 1995 reflecting, principally, higher salary and employee benefit costs and increases in other administrative and general costs. Nonutility operating expense is lower in 1995 due the effect of lower SJE product costs related to lower sales, partially offset by higher product costs related to increased sales by Morie and R&T.

     Interest and Other Charges increased in 1995 principally due to higher levels of long-term debt outstanding and interest resulting from the overcollection of gas costs from utility customers. Short-term interest rates were generally higher in 1995; however, the Company experienced lower interest costs due to lower levels of short-term debt outstanding.

     The net loss in 1995 is principally due to increased interest expense. Loss per share of common stock reflects the impact of increased interest expense, offset by higher operating income.
Net loss per share of common stock also reflects the effect of a higher average number of shares outstanding.

First Six Months of 1995 compared with First Six Months of 1994
- ---------------------------------------------------------------

     Utility Revenues decreased in 1995 principally due to lower sales volumes caused by warmer temperatures, partially offset by the positive impact of the rate increase which became effective December 14, 1994 and the impact of 6,800 additional customers. Volumes sold and transported, other than off-system sales, amounted to 29.9 million MCF in 1995 compared with 32.4 million MCF in 1994. Off-system volumes amounted to 3.5 million MCF in 1995 compared with 7.1 million MCF in 1994. Despite the decrease in off-system sales volume, the pre-tax margin retained by SJG was $2.0 million in 1995 compared with $1.0 million in 1994. This is primarily the result of the aforementioned rate increase which now includes revenues generated from the release of pipeline capacity to users outside SJG's distribution system. As stipulated, SJG is allowed to retain the first $4.0 million of pre-tax off-system and

Item 2.   Management's Discussion and Analysis of Results of
          --------------------------------------------------
          Operations and Financial Condition  (Continued)
          ----------------------------------

First Six Months of 1995 compared with First Six Months of 1994
- ---------------------------------------------------------------
(Continued)

interruptible margins combined and 20% of such margins above that level. The $4.0 million cap was surpassed in May 1995 and SJG will retain 20% of such margins for the remainder of the Levelized Gas Adjustment Clause (LGAC) period which ends October 31, 1995. Nonutility revenues increased for Morie and R&T in 1995 reflecting strong volume sales and higher construction and remediation activity. SJE's revenues decreased during the period, however, profit margins on its sales were stable.

     Gas Purchased for Resale decreased due to lower unit costs and lower volume sales.

     The utility operating expense increase in 1995 is principally due to increased payroll and employee benefit costs, partially offset by lower distribution expenses due to a mild winter season. The decrease in nonutility operating expense reflects the impact of lower costs related to lower sales volumes by SJE and higher costs by Morie and R&T related to increased sales volumes.

     Depreciation is higher in 1995 due to increased investment in property, plant and equipment. Gross Receipts and Franchise Taxes are lower in 1995 due to lower volume gas sales subject to this tax.

     Interest charges increased in 1995 principally due to an increase of the level of long-term debt outstanding and an increase in interest associated with overcollections of purchased gas costs from utility customers. Such increase was offset by lower short-term interest due to lower levels of short-term debt outstanding, partially offset by the effect of higher short-term interest rates.

     The Company has implemented FASB No. 106, "Employers'
Accounting for Postretirement Benefits Other than Pensions", which resulted in the recording of a regulatory asset for the level of costs not currently recovered in rates (See Note 4). The implementation of FASB No. 106 is not expected to impact cash flows or liquidity.

     Utility and nonutility earnings both contributed significantly to the 1995 increase in net income applicable to common stock. Improved operating margins by SJG, Morie and R&T were factors in such increase. Earnings per average share outstanding increased in 1995 due to increased net income, partially offset by the effect of a higher average number of common shares outstanding.

Liquidity
- ---------

     Management anticipates that future operations will continue to generate sufficient cash flows to meet its operating needs, pay dividends, repay current portions of long-term debt, and finance a portion of the Company's

Item 2.   Management's Discussion and Analysis of Results of
          --------------------------------------------------
          Operations and Financial Condition  (Continued)
          ----------------------------------

Liquidity  (Continued)
- ---------

planned capital expenditures. Cash flow and the level of short-term debt had been impacted by the acceleration of gross receipts and franchise tax payments. In 1995, SJG issued $30.0 million of debenture notes, the proceeds of which were principally used to reduce the level of short-term debt related to accelerated tax payments. SJG recovers the carrying costs associated with such debt in rates, as allowed by the New Jersey Board of Public Utilities (BPU).

     Seasonal aspects of the Company's subsidiary operations affect cash flows, revenues and operating expenses and, generally, the level of current assets and current liabilities. Utility operations are usually greater during the first and fourth quarters, reflecting the impact of higher sales resulting from colder temperatures. Sand mining and construction operations are usually greater during the second and third quarters, reflecting higher demand for sand products and construction services during warmer weather.
The decrease in accounts receivable at June 30, 1995, compared with June 30, 1994, principally reflects repayments to customers on overcollection of gas costs and the effect of lower SJE revenues, partially offset by the effect of increased billing by R&T. The level of delinquent account balances for residential and commercial utility customers decreased in 1995 principally as a result of the application of refunds due to customers from overcollection of gas costs. The increase in natural gas inventory is principally a timing difference relating to inventory building for the 1995-1996 winter season.

     Cash flows from operations are impacted by amounts collected in excess of, or undercollections from, tariffs established under SJG's LGAC and its Temperature Adjustment Clause. Overcollections represent increases in cash flow while undercollections reflect decreases in cash flow. For the six months ended June 30, 1995, cash flow from overcollections increased cash flow by $8.8 million, net of a direct repayment to customers of $6.1 million. The balance of overcollections will be subject to recovery by SJG's customers in the 1995-1996 LGAC recovery period. Overcollections are reflected in the balance sheet under the caption "Other Deferred Revenues".

     Short-term bank lines of credit aggregate $151.0 million of which $109.15 million was unused at June 30, 1995. The credit lines are uncommitted and unsecured, with borrowings thereunder being effected for various terms of less than one year, at interest rates less than the prime rate of interest, in effect at the time of borrowing.

     Cash flow from nonutility operations is generally
retained in the nonutility companies with amounts in excess
of cash requirements being passed up to the Company either as
a dividend or as temporary short-term loans.   Such

Item 2.   Management's Discussion and Analysis of Results of
          --------------------------------------------------
          Operations and Financial Condition  (Continued)
          ----------------------------------

Liquidity  (Continued)
- ---------

activities are not considered material in relation to the financial statements taken as a whole.

     The adoption of FASB No. 109 "Accounting for Income Taxes" in 1993 resulted in the creation of a regulatory asset and a deferred income tax liability. As the amortization of the asset occurs, such amortization will be recoverable through rates over an amortization period of 18 years. Also, FASB No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", requires an accrual basis of accounting for retiree benefit payments during the years the employee provides services. Its adoption in 1993, as measured in accordance with the statement, results in an actuarially computed unfunded transition obligation of $27.8 million which the Company has elected to recognize over a period of 20 years. The majority of the postretirement benefit costs apply to SJG, which had previously recovered these costs through rates on a pay-as-you-go basis. The BPU order of December 1994 provides for partial recovery of costs associated with FASB No. 106 and prescribes continued deferral of unrecovered costs ($6.0 million at June 30, 1995) to be addressed in SJG's next rate case (See Note 4). Also, beginning in 1995, an external trust was established for the purpose of contributing costs recovered from the ratepayers as a result of the settlement with the BPU. Contributions to this trust totaled $0.7 million as of June 30, 1995. It is not expected that the adoption of FASB Nos. 106 and 109 will adversely impact liquidity or debt covenants.

     During 1992, the FERC issued a series of orders requiring all interstate pipelines to restructure their services. Included in these orders is FERC Order No. 636 which required the pipelines to separate sales and transportation services and to change their rate design. Also, as a result of these orders, SJG will incur certain transition costs that are associated with its pipeline suppliers unbundling their services. Since not all suppliers have yet established the basis or the method of billing transition costs, SJG's total liability cannot be determined. A liability of approximately $0.4 million is recorded as of June 30, 1995, representing identified transition costs being billed to SJG by a pipeline over a 2-year period beginning April 1994. SJG expects to recover such costs through its LGAC (See Note 5).

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

Item 2.   Management's Discussion and Analysis of Results of
          --------------------------------------------------
          Operations and Financial Condition  (Continued)
          ----------------------------------

Liquidity  (Continued)
- ---------

     The FERC's actions unbundling the services of natural gas pipelines were designed to increase competition by providing greater access by buyers and sellers to pipeline systems. As a result, companies such as SJG and SJE have greater flexibility in marketing gas, transportation and storage capacity.

     SJG, in the normal course of conducting business, has entered into long-term contracts for the supply of natural gas, firm transportation, and long-term firm gas storage service. The earliest expiration of any of these contracts is 1999. All of the transportation and storage service agreements between SJG and its interstate pipeline suppliers are provided under tariffs on file with, and approved by, the FERC. SJG's cumulative obligations for demand charges paid to its suppliers for all of these services is approximately $4.4 million per month which is recovered on a current basis through its LGAC (See Note 5).

     Certain supply agreements are entered into with third parties under which SJG has no responsibility except to store natural gas and permit withdrawals by such third parties. A fee is charged for this service by SJG; however, SJG may, at its option, withdraw such gas for its own use at pre-defined unit rates. In connection with the 1994 global settlement with the BPU, a focused management audit is being conducted by the BPU concentrating on SJG's gas planning and purchasing practices. Management believes that its practices are appropriate and does not expect that the results of the focused audit will result in any material changes to its practices.

     Through June 30, 1995, the Company has recorded environmental remediation costs of $39.0 million, of which $21.9 million has been expended. The remaining liability of approximately $17.1 million is reflected in the balance sheet under the captions "Current Liabilities" and "Deferred Credits and Other Non-Current Liabilities". Such amounts have not been adjusted for future insurance recoveries, which management is pursuing. SJG has realized insurance recoveries of $4.2 million which are offset against legal costs and deferred remediation costs as prescribed by the BPU. Recorded amounts include estimated costs to be incurred over the next three years based on projected investigation and remediation work plans using existing technologies. Estimates beyond this time cannot be made on a reliable basis due to changing technology, government regulations and site-specific requirements and, therefore, have not been recorded; however, the total costs to be incurred thereafter may be substantial. The major portion of such costs relate to the remediation of former gas manufacturing sites of SJG, which has recorded and expended amounts of $37.8 million and $21.2 million, respectively, through June 30, 1995. SJG has

Item 2.   Management's Discussion and Analysis of Results of
          --------------------------------------------------
          Operations and Financial Condition  (Continued)
          ----------------------------------

Liquidity  (Continued)
- ---------

established a regulatory asset for these costs and is recovering such costs over 7-year amortization periods, as authorized by the BPU. SJG has recovered $5.8 million through rates as of June 30, 1995. The balance of such costs and payments, amounting to $1.2 million and $0.7 million, respectively, relates to other environmental related costs including nonutility sites previously used in fuel oil operations.

Capital Resources
- -----------------

     The Company has a continuing need for cash resources and capital, primarily to invest in new and replacement equipment and facilities for its utility subsidiary. Total construction expenditures for utility and nonutility operations for 1995 are estimated at $39.9 million of which $20.9 million has been expended through June 30, 1995. Construction expenditures for 1996 and 1997 are estimated at approximately $58.0 million and $47.0 million, respectively. Such investments are expected to be funded from several sources, including cash generated by operations, temporary use of short-term debt, sale of first mortgage bonds, sale of common stock and capital leases.

     Beginning in November 1994, the Company began to purchase common shares in the open market to satisfy share purchase requirements under its dividend reinvestment and stock purchase plan. This action reduces the dilutive effect resulting from the issuance of new common shares. Prior to such date, proceeds of the Company's Dividend Reinvestment and Stock Purchase Plan resulting from the sale of new issue common stock were available for general corporate purposes. In 1994, SJI issued 910,635 shares of common stock through its various plans, including a Stock Option and Stock Appreciation Rights Plan, its Dividend Reinvestment and Stock Purchase Plan and Employees' Stock Ownership Plan, for approximately $16.8 million (See Note 2).

     In 1994, SJG entered into a bank credit facility under which it issued a $15.0 million unsecured term note and under which SJG can borrow an additional $5.0 million under a revolving credit facility. The term note matures December 31, 2001, and is payable in seven consecutive year-end installments beginning in 1995. In January 1995, SJG issued $30.0 million of 8.6% Debenture Notes maturing February 1, 2010.

Summary
- -------

     The Company is confident it will have sufficient cash flow to meet its operating, capital and dividend needs and is taking and will take such actions necessary to employ its resources effectively.

                  PART II  --  OTHER INFORMATION
                  ------------------------------

Item 1.   Legal Proceedings
          -----------------

          Information required by this Item is incorporated by reference to Part I, Item 1, Note 5, on pages 10 and 11 regarding contingent liabilities related to remediation and clean-up of certain sites which included manufactured gas operations.


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



                               SOUTH JERSEY INDUSTRIES, INC.
                                        (Registrant)



Dated:  August 11, 1995      By:  /s/ Gerald S. Levitt
                                 -------------------------------
                                   Gerald S. Levitt
                                   Vice President and
                                   Chief Financial Officer





Dated:  August 11, 1995      By:  /s/ Richard B. Tonielli
                                 -------------------------------
                                   Richard B. Tonielli
                                   Treasurer

                   South Jersey Industries, Inc.

                         Index to Exhibits





Exhibit Number               Description
- --------------               -----------

      27                 Financial Data Schedule

                         (Submitted only in electronic format to
                         the Securities and Exchange Commission).