Form 10-Q
period 1995-09-30
SOUTH JERSEY INDUSTRIES INC
filed 1995-11-13
CIK 91928

Page 1 of 20




              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 or 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 1995

Commission File Number 1-6364
                       ------
                    SOUTH JERSEY INDUSTRIES, INC.
 -----------------------------------------------------------------

(Exact name of registrant as specified in its charter)

       New Jersey                                 22-1901645
------------------------------------------------------------------
(State or other jurisdiction of              (I.R.S. Employer's
 incorporation of organization)             Identification No.)

  Number One South Jersey Plaza, Route 54, Folsom, NJ    08037
------------------------------------------------------------------

(Address of principal executive offices)               (Zip Code)

                          (609) 561-9000
------------------------------------------------------------------
(Registrant's telephone number, including area code)

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


                     Yes __X__    No _____

As of November 10, 1995, there were 10,721,846 shares of the registrant's common stock outstanding.

                     Exhibit Index on page 20

                 PART I  -  FINANCIAL INFORMATION
                 --------------------------------

Item 1.  Financial Statements  --  See Pages 3 through 11
         --------------------



                   SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
               CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
-------------------------------------------------------------------------------
                       (In Thousands Except for Share Data)

                                                          Three Months Ended
                                                              September 30,
                                                      -------------------------
                                                         1995          1994
-------------------------------------------------------------------------------
Operating Revenues:
  Utility. . . . . . . . . . . . . . . . . . . . .       $43,219       $48,996
  Nonutility . . . . . . . . . . . . . . . . . . .        17,107        19,064
                                                      -----------   -----------
      Total Operating Revenues . . . . . . . . . .        60,326        68,060
                                                      -----------   -----------
Operating Expenses:
  Gas Purchased for Resale . . . . . . . . . . . .        25,702        31,435
  Operations - Utility . . . . . . . . . . . . . .        10,046         9,336
               Nonutility. . . . . . . . . . . . .        13,065        15,274
  Maintenance. . . . . . . . . . . . . . . . . . .         2,324         2,290
  Depreciation and Depletion . . . . . . . . . . .         4,489         4,180
  Federal Income Taxes . . . . . . . . . . . . . .        (1,566)       (1,067)
  Gross Receipts & Franchise Taxes . . . . . . . .         2,668         3,161
  Other Taxes. . . . . . . . . . . . . . . . . . .         1,112         1,107
                                                      -----------   -----------
      Total Operating Expenses . . . . . . . . . .        57,840        65,716
                                                      -----------   -----------
Operating Income . . . . . . . . . . . . . . . . .         2,486         2,344

Interest and Other Charges . . . . . . . . . . . .         5,335         3,922
                                                      -----------   -----------

Net Loss Applicable to Common Stock. . . . . . . .       ($2,849)      ($1,578)
                                                      ===========   ===========
Average Shares of Common Stock Outstanding . . . .    10,720,244    10,455,714
                                                      ===========   ===========
Loss Per Common Share. . . . . . . . . . . . . . .        ($0.27)       ($0.15)
                                                      ===========   ===========
Dividends Declared Per Common Share. . . . . . . .         $0.36         $0.36
                                                      ===========   ===========



See notes to condensed consolidated financial statements.


















                   SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
               CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
-------------------------------------------------------------------------------
                          (In Thousands Except for Share Data)

                                                          Nine Months Ended
                                                             September 30,
                                                      -------------------------
                                                         1995          1994

Operating Revenues:
  Utility. . . . . . . . . . . . . . . . . . . . .      $184,988      $219,194
  Nonutility . . . . . . . . . . . . . . . . . . .        54,643        55,154
                                                      -----------   -----------
      Total Operating Revenues . . . . . . . . . .       239,631       274,348
                                                      -----------   -----------
Operating Expenses:
  Gas Purchased for Resale . . . . . . . . . . . .        91,051       130,117
  Operations - Utility . . . . . . . . . . . . . .        30,060        27,794
               Nonutility. . . . . . . . . . . . .        43,725        46,477
  Maintenance. . . . . . . . . . . . . . . . . . .         6,943         6,858
  Depreciation and Depletion . . . . . . . . . . .        13,195        12,278
  Federal Income Taxes . . . . . . . . . . . . . .         5,422         4,430
  Gross Receipts & Franchise Taxes . . . . . . . .        19,497        22,393
  Other Taxes. . . . . . . . . . . . . . . . . . .         3,661         3,459
                                                      -----------   -----------
      Total Operating Expenses . . . . . . . . . .       213,554       253,806
                                                      -----------   -----------
Operating Income . . . . . . . . . . . . . . . . .        26,077        20,542

Interest and Other Charges . . . . . . . . . . . .        15,867        11,858
                                                      -----------   -----------

Net Income Applicable to Common Stock. . . . . . .       $10,210        $8,684
                                                      ===========   ===========
Average Shares of Common Stock Outstanding . . . .    10,718,863    10,105,494
                                                      ===========   ===========
Earnings Per Common Share. . . . . . . . . . . . .         $0.95         $0.86
                                                      ===========   ===========
Dividends Declared Per Common Share. . . . . . . .         $1.08         $1.08
                                                      ===========   ===========



See notes to condensed consolidated financial statements.













                   SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
-----------------------------------------------------------------------------------------------
                                  (In Thousands)
                                                              September 30,       December 31,
                                                         --------------------------------------
                                                            1995         1994          1994
---------------------------------------------------------------------------------  ------------
ASSETS
Property, Plant & Equipment:
  Utility Plant, at original cost. . . . . . . . . . .     $532,302     $495,631      $506,409
    Accumulated Depreciation & Amortization. . . . . .     (143,416)    (133,565)     (136,112)
  Nonutility Property & Equipment, at cost . . . . . .       65,405       61,166        63,613
    Accumulated Depreciation & Depletion . . . . . . .      (33,976)     (31,937)      (31,810)
                                                         -----------  -----------  ------------
        Property, Plant & Equipment - Net. . . . . . .      420,315      391,295       402,100
                                                         -----------  -----------  ------------
Available-for-Sale Securities. . . . . . . . . . . . .          830          908           830
                                                         -----------  -----------  ------------
Current Assets:
  Cash and Cash Equivalents. . . . . . . . . . . . . .        1,543        8,028        14,208
  Accounts Receivable. . . . . . . . . . . . . . . . .       18,272       24,768        35,213
  Unbilled Revenues. . . . . . . . . . . . . . . . . .        4,233        4,027        15,154
  Provision for Uncollectibles . . . . . . . . . . . .         (977)      (1,048)         (991)
  Natural Gas in Storage, average cost . . . . . . . .       20,056       20,818        17,082
  Materials and Supplies, average cost . . . . . . . .       11,585       11,569        11,995
  Assets Held for Disposal . . . . . . . . . . . . . .          339          340           339
  Prepaid Gross Receipts and Franchise Taxes . . . . .       12,977        7,548             0
  Prepayments and Other Current Assets . . . . . . . .        3,331        2,909         2,570
                                                         -----------  -----------  ------------
        Total Current Assets . . . . . . . . . . . . .       71,359       78,959        95,570
                                                         -----------  -----------  ------------
Accounts Receivable - Merchandise. . . . . . . . . . .        2,147        1,857         2,015
                                                         -----------  -----------  ------------
Deferred Debits:
  Gross Receipts and Franchise Taxes . . . . . . . . .        4,968        5,368         5,268
  Environmental Remediation Costs:
    Expended - Net . . . . . . . . . . . . . . . . . .       11,421       13,000        13,361
    Liability for Future Expenditures. . . . . . . . .       23,440       14,763        17,026
  Income Taxes - Flowthrough Depreciation. . . . . . .       16,199       17,043        16,933
  Deferred Postretirement Benefit Costs. . . . . . . .        7,188        7,463         6,567
  Prepayment and Other . . . . . . . . . . . . . . . .       10,074       10,788        11,425
                                                         -----------  -----------  ------------
        Total Deferred Debits. . . . . . . . . . . . .       73,290       68,425        70,580
                                                         -----------  -----------  ------------
              Total. . . . . . . . . . . . . . . . . .     $567,941     $541,444      $571,095
                                                         ===========  ===========  ============

See notes to condensed consolidated financial statements.














                   SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
-----------------------------------------------------------------------------------------------
                                  (In Thousands)

                                                               September 30,      December 31,
                                                         --------------------------------------
                                                            1995         1994          1994
---------------------------------------------------------------------------------  ------------
CAPITALIZATION AND LIABILITIES

Common Equity:
  Common Stock . . . . . . . . . . . . . . . . . . . .      $13,402      $13,392       $13,394
  Premium on Common Stock. . . . . . . . . . . . . . .      110,182      110,056       110,081
  Retained Earnings. . . . . . . . . . . . . . . . . .       30,131       31,659        31,497
                                                         -----------  -----------  ------------
        Total Common Equity. . . . . . . . . . . . . .      153,715      155,107       154,972
                                                         -----------  -----------  ------------
Redeemable Cumulative Preferred Stock:
  South Jersey Gas Company, Par Value
   $100 a share:
    Authorized - 49,104, 50,004
                 and 50,004 shares
    Outstanding -
      Series A, 4.70% -- 4,800, 5,700
                         and 5,700 shares. . . . . . .          480          570           570
      Series B, 8.00% -- 19,242 shares . . . . . . . .        1,924        1,924         1,924
                                                         -----------  -----------  ------------
        Total Preferred Stock. . . . . . . . . . . . .        2,404        2,494         2,494
                                                         -----------  -----------  ------------
Long-Term Debt . . . . . . . . . . . . . . . . . . . .      174,107      137,846       153,086
                                                         -----------  -----------  ------------
Current Liabilities:
  Notes Payable to Banks . . . . . . . . . . . . . . .       55,700       91,050        80,200
  Current Maturities of Long-Term Debt . . . . . . . .       11,305        7,234         9,455
  Accounts Payable . . . . . . . . . . . . . . . . . .       31,925       28,748        35,237
  Customer Deposits. . . . . . . . . . . . . . . . . .        5,415        5,761         5,895
  Environmental Remediation Costs. . . . . . . . . . .        8,068        4,999         5,175
  Interest Accrued and
   Other Current Liabilities . . . . . . . . . . . . .        6,563        5,246        12,225
                                                         -----------  -----------  ------------
        Total Current Liabilities. . . . . . . . . . .      118,976      143,038       148,187
                                                         -----------  -----------  ------------
Deferred Credits and Other Non-Current Liabilities:
  Pension and Other Postretirement Benefits. . . . . .       11,886       10,532        10,329
  Accumulated Deferred Income Taxes - Net. . . . . . .       67,299       64,268        63,425
  Investment Tax Credits . . . . . . . . . . . . . . .        6,514        7,136         6,807
  Deferred Revenues:
    Customer Refund Obligation . . . . . . . . . . . .        4,837            0         3,500
    Other Deferred Revenues. . . . . . . . . . . . . .        4,181        3,734         9,338
  Environmental Remediation Costs. . . . . . . . . . .       15,385        9,778        11,902
  Other. . . . . . . . . . . . . . . . . . . . . . . .        8,637        7,511         7,055
                                                         -----------  -----------  ------------
        Total Deferred Credits
          and Other Non-Current Liabilities. . . . . .      118,739      102,959       112,356
                                                         -----------  -----------  ------------
Commitments and Contingencies (Note 5)

              Total. . . . . . . . . . . . . . . . . .     $567,941     $541,444      $571,095
                                                         ===========  ===========  ============







See notes to condensed consolidated financial statements.




                     SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

              CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------------
                                                                    Nine Months Ended
                                                                       September 30,
                                                                  -------------------
                                                                    1995       1994
-------------------------------------------------------------------------------------
Cash Flows from Operating Activities:

   Net Income Applicable to Common Stock. . . . . . . . . . .      10,210      8,684
   Adjustments to Reconcile Net Income to Cash Flows:
     Depreciation, Depletion and Amortization . . . . . . . .      15,393     14,337
     Provision for Losses on Accounts Receivable. . . . . . .         885        704
     Revenues and Fuel Costs Deferred - Net . . . . . . . . .      (3,820)     9,079
     Deferred and Non-Current Federal Income Taxes
      and Credits - Net . . . . . . . . . . . . . . . . . . .       2,902        766
     Gain on Sale of Available-for-Sale Securities. . . . . .           0       (119)
     Environmental Remediation Costs - Net. . . . . . . . . .       1,902      1,353
     Changes in:
       Accounts Receivable. . . . . . . . . . . . . . . . . .      26,963     20,051
       Inventories. . . . . . . . . . . . . . . . . . . . . .      (2,564)    (9,744)
       Prepayments and Other Current Assets . . . . . . . . .        (761)      (478)
       Gross Receipts & Franchise Taxes . . . . . . . . . . .     (13,173)   (21,020)
       Accounts Payable and Other Accrued Liabilities . . . .      (9,454)    (3,547)
     Other - Net. . . . . . . . . . . . . . . . . . . . . . .       4,016     (1,027)
                                                                  --------   --------
Net Cash Provided by Operating Activities . . . . . . . . . .      32,499     19,039
                                                                  --------   --------
Cash Flows from Investing Activities:

   Proceeds from Sale of Available-for-Sale Securities. . . .           0          0
   Capital Expenditures, Cost of Removal and Salvage. . . . .     (31,913)   (26,982)
                                                                  --------   --------
Net Cash Used in Investing Activities . . . . . . . . . . . .     (31,913)   (26,854)
                                                                  --------   --------
Cash Flows from Financing Activities:

   Proceeds from Sale of Long-Term Debt . . . . . . . . . . .      30,000          0
   Net Borrowings from Lines of Credit. . . . . . . . . . . .     (24,500)     8,300
   Principal Repayments of Long-Term Debt . . . . . . . . . .      (7,194)    (8,199)
   Dividends on Common Stock. . . . . . . . . . . . . . . . .     (11,576)   (10,914)
   Proceeds from Sale of Common Stock . . . . . . . . . . . .         109     16,811
   Repurchase of Preferred Stock. . . . . . . . . . . . . . .         (90)       (90)
                                                                  --------   --------
Net Cash (Used in) Provided by Financing Activities . . . . .     (13,251)     5,908
                                                                  --------   --------
Net Decrease in Cash and Cash Equivalents . . . . . . . . . .     (12,665)    (1,907)
Cash and Cash Equivalents at Beginning of Period. . . . . . .      14,208      9,935
                                                                  --------   --------
Cash and Cash Equivalents at End of Period. . . . . . . . . .      $1,543     $8,028
                                                                  ========   ========

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
   During 1995, a capital lease obligation of $65 was incurred by R & T Group, Inc.
   in connection with its Master Lease Agreement for various items of construction equipment.

See notes to condensed consolidated financial statements.



          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 1.
          The condensed consolidated financial statements include the accounts of South Jersey Industries, Inc. (the Company or SJI) and all of its subsidiaries. Certain intercompany transactions, amounting to approximately $1.8 million and $1.7 million for the three-month periods and $5.5 million and $3.8 million for the nine-month periods ended September 30, 1995 and 1994, respectively, were not required to be eliminated. Such amounts were capitalized to utility plant or environmental remediation costs on the South Jersey Gas Company (SJG) books of account and are recoverable by SJG through the rate-making process (See Note 5). All other significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made of previously reported amounts to conform with classifications used in the current year. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the financial position and the operating results at the dates and for the periods presented. The businesses of the Company are subject to seasonal fluctuations and, accordingly, this interim financial information should not be considered a basis for estimating the results of operations for the full year.

Note 2.
          The Company has 20,000,000 shares of Common Stock authorized of which the following shares were issued and outstanding:

                                          1995       1994
                                          ----       ----

     Beginning Balance January 1,     10,715,211    9,804,576
     Issued during period:
       Employees' Stock Ownership Plan     6,635        6,031
       Dividend Reinvestment &
         Stock Purchase Plan                   0      899,649
       Stock Option & Stock
         Appreciation Rights Plan              0        3,060
                                      ----------   ----------
     Ending Balance September 30,     10,721,846   10,713,316
                                      ==========   ==========

          The par value ($1.25 share) of the stock issued in 1995 and 1994 has been credited to Common Stock and the net excess over par value of $100,966 and $15,675,516 received for such stock for the nine months ended September 30, 1995 and 1994, respectively, has been credited to Premium on Common Stock.

          The Company has a Stock Option and Stock Appreciation Rights Plan under which not more than 306,000 shares in the aggregate may be issued to officers and other key employees of the Company and its subsidiaries. No options or stock appreciation rights may be granted under the plan after

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         (CONTINUED)

Note 2.   (Continued)

     January 23, 1997. At September 30, 1995 and 1994, the Company had 50,560 options outstanding, exercisable at prices from $17.16 to $24.69 per share. During the nine-month period ended September 30, 1994, 3,060 options were exercised at a price of $17.89 per share. No options were granted in 1995 and 1994. No stock appreciation rights have been issued under the plan. The stock options outstanding at September 30, 1995 and 1994 did not have a material effect on the earnings per share calculations. The Company also has a Dividend Reinvestment and Stock Purchase Plan and an Employees' Stock Ownership Plan.

Note 3.
          There are certain restrictions under various loan agreements as to the amount of cash dividends or other distributions that may be paid on the common stock of certain subsidiaries. At the consolidated level, however, there were no restrictions on the Company's aggregate equity in its subsidiaries' retained earnings which totaled approximately $30.1 million at September 30, 1995.

Note 4.
          The Company and its subsidiaries provide postretirement health care and life insurance benefits to certain retired employees. The aggregate amounts paid during the three-month and nine-month periods ended September 30, 1995 and 1994 were not material.

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

          The majority of the Company's costs apply to its utility subsidiary, SJG, which has previously recovered these costs on a PAYGO basis through its rates. As part of SJG's 1994 base rate case settlement, SJG was granted full recovery of the current service cost component of the annual cost in addition to continued recovery of PAYGO costs. The Board of Public Utilities (BPU) also approved recovery of previously deferred 1993 and 1994 service costs totaling $2.0 million over a 5-year period beginning December 1994 ($1.7 million remaining at September 30, 1995). Beginning in 1995, an external trust was established for the purpose of contributing costs recovered from the ratepayers as a result of the settlement with the BPU. Contributions to this trust totaled $0.7 million as of September 30, 1995. SJG is also

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            (CONTINUED)

Note 4.  (Continued)

     authorized to continue recording a regulatory asset for the amount by which the cost exceeds the current level recovered in rates. The recovery of this regulatory asset, which amounted to approximately $5.5 million at September 30, 1995, will be addressed in SJG's next base rate case proceeding and it is expected that the recovery will be included in base rates.

Note 5.
          In May 1990, the BPU approved a stipulation which allows SJG to collect 100 percent of its gas costs which reflect producer-supplier take-or-pay costs from ratepayers. All costs billed by pipeline suppliers on a volumetric basis are recovered on a current basis. Costs billed on a fixed basis are being recovered from ratepayers over a 6-year period without interest. This recovery mechanism started in November 1990. SJG anticipates being billed additional fixed costs of approximately $0.5 million by its pipelines and also expects to recover such costs through its Levelized Gas Adjustment Clause (LGAC).

          SJG, in the normal course of conducting business, has entered into long-term contracts for the supply of natural gas, firm transportation and long-term firm gas storage service. The earliest expiration of any of the gas supply contracts is 1999. All of the transportation and storage service agreements between SJG and its interstate pipeline suppliers are provided under tariffs on file with, and approved by, the Federal Energy Regulatory Commission (FERC). SJG's cumulative obligations for demand charges paid to its suppliers for all of these services is approximately $4.4 million per month which is recovered on a current basis through the LGAC.

          During 1992, the FERC issued a series of orders requiring all interstate pipelines to restructure their services. Included in these orders is FERC Order No. 636 which required pipelines to separate their sales and transportation services and change their rate design. As a result of these orders, SJG is incurring certain transition costs that are associated with its pipeline suppliers' unbundling their services. Since not all suppliers have yet established the basis or the method of billing transition costs, SJG's total liability cannot be determined. A liability of approximately $0.3 million is recorded as of September 30, 1995, representing identified transition costs being billed to SJG by a pipeline over a 2-year period which began in April 1994. SJG expects to recover such costs resulting from these orders through its LGAC.

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

          Through September 30, 1995, the Company has recorded environmental remediation costs of $46.1 million, of which $22.7 million has been expended. Management's estimate of the remaining liability of approximately $23.4 million is reflected on the consolidated balance sheet under the captions "Current Liabilities" and "Deferred Credits and Other Non-Current Liabilities". Such amounts have not been adjusted for future insurance recoveries, which management is pursuing. Insurance recoveries, amounting to $2.7 million and $1.5 million, were received in 1995 and 1994, respectively. These proceeds were first used to offset legal fees incurred in connection with such recoveries and the excess was used to reduce the balance of deferred environmental remediation costs. Recorded amounts include estimated costs to be incurred over the next three years based on projected investigation and remediation work plans using existing technologies. Estimates beyond this time cannot be made on a reliable basis due to changing technology, government regulations and site specific requirements and, therefore, have not been recorded; however, the total costs to be incurred after this three-year period may be substantial. The major portion of such costs relate to the remediation of former gas manufacturing sites of SJG, which has recorded and expended amounts of $45.1 million and $22.0 million, respectively, through September 30, 1995. SJG has established a regulatory asset for these costs and is recovering its costs as expended over 7-year amortization periods, as authorized by the BPU. SJG has recovered $6.4 million through rates as of September 30, 1995. The balance of such costs and payments, amounting to $1.0 million and $0.7 million, respectively, relates to other environmental related costs including nonutility sites previously used in fuel oil operations.

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Results of
          --------------------------------------------------
          Operations and Financial Condition
          ----------------------------------

Third Quarter of 1995 Compared with Third Quarter of 1994
---------------------------------------------------------
     Utility Revenues decreased in 1995 principally due to the effect of lower sales volume and a lower unit cost for natural gas purchases, partially offset by increased revenues from residential and general service customers resulting from the rate increase which became effective on December 14, 1994 and an increase of approximately 7,300 customers. Revenues were slightly impacted in 1995 by decreases in customer usage per degree day. Nonutility revenues decreased in 1995 principally due to lower sales by South Jersey Energy Company (SJE), SJI's energy service subsidiary. R & T Group, Inc. (R&T), SJI's general construction subsidiary, experienced increased sales in 1995 while the sales level at The Morie Company, Inc. (Morie), the Company's sand mining subsidiary, were at approximately the same level as 1994. Lower SJE sales did not significantly impact net income since its sales are traditionally low-margin.

     Gas purchased for resale decreased in 1995, principally reflecting lower unit sales volume and a lower unit cost for natural gas. Nonutility operating expense is lower in 1995 due to the effect of lower SJE product costs related to lower sales.

     Interest and Other Charges increased in 1995 principally due to higher levels of long-term debt outstanding.

     The net loss in 1995 is principally due to increased interest expense. Earnings from the combination of utility off-system and interruptible sales reached the stipulated pre-tax cap of $4.0 million in May, 1995. Consequently, 80% of profits over this level will benefit customers in the next Levelized Gas Adjustment Clause (LGAC) adjustment year, which begins November 1, 1995. As a result, net income retained by SJG from these markets was $564,700 below last year for the quarter. Loss per share of common stock reflects the impact of increased interest expense, partially offset by higher operating income.

First Nine Months of 1995 compared with First Nine Months of 1994
-----------------------------------------------------------------

     Utility Revenues decreased in 1995 principally due to lower sales volumes caused by warmer temperatures and the lower cost of natural gas, partially offset by the positive impact of increased transportation of gas for large volume customers, the rate increase which became effective December 14, 1994, and the addition of 7,000 customers. Volumes sold and transported, other than off-system sales, amounted to 39.8 million MCF in 1995 compared with 42.3 million MCF in 1994. Off-system volumes amounted to 6.2 million MCF in 1995 compared with 11.9 million MCF in 1994. Despite the decrease in off-system sales volume, the pre-tax margin retained by SJG was $2.1 million in 1995 compared with $1.3 million in 1994. This is primarily the result of the aforementioned rate increase which now includes revenues generated from the release of pipeline capacity to users outside SJG's distribution system. As stipulated, SJG is allowed to retain the

Item 2.   Management's Discussion and Analysis of Results of
          --------------------------------------------------
          Operations and Financial Condition  (Continued)
          ----------------------------------

First Nine Months of 1995 compared with First Nine Months of 1994
-----------------------------------------------------------------
(Continued)

first $4.0 million of pre-tax off-system and interruptible margins combined and 20% of such margins above that level. The $4.0 million cap was surpassed in May 1995 and SJG will retain 20% of such margins for the remainder of the LGAC period which ends October 31, 1995. In 1995, nonutility revenues reflect record sales by Morie and almost a 60 percent increase in sales by R&T. Such revenue increases were more than offset by lower SJE revenues, however, lower SJE sales did not significantly impact net income since its sales are traditionally low-margin.

     Gas Purchased for Resale decreased due to lower unit costs and lower volume sales.

     The increase in utility operating expense in 1995 is principally due to increases in costs related to payroll, employee benefits and the amortization of deferred regulatory costs which became effective with the December 1994 rate case settlement. Employee benefits include the impact of costs associated with the implementation of FASB No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," as authorized by the BPU beginning December 1994. SJG continues to record a regulatory asset for the level of such postretirement benefit costs not currently recovered in rates (See Note 4). The decrease in nonutility operating expense principally reflects the impact of lower costs related to lower sales volumes by SJE and higher costs of Morie and R&T which were related to increased sales.

     Depreciation is higher in 1995 due to increased investment in property, plant and equipment. Federal income taxes are higher due to the increase in income while Gross Receipts and Franchise Taxes are lower due to lower volume gas sales subject to this tax.

     Interest charges increased in 1995 principally due to an increase of the level of long-term debt outstanding and higher interest on overcollections of gas costs.

     Utility and nonutility earnings both contributed to the 1995 increase in net income applicable to common stock. Improved operating margins by SJG, Morie and R&T were factors in such increase. Earnings per average share outstanding increased in 1995 due to increased net income, partially offset by the effect of a higher average number of common shares outstanding.

Liquidity
---------

     Management anticipates that future operations will continue to generate sufficient cash flows to meet its operating needs, pay dividends, repay current portions of long-term debt and finance a portion of the Company's planned capital expenditures. Cash flow and the level of short-term debt had been impacted by the acceleration of gross receipts and franchise tax payments. In January 1995, SJG issued $30.0 million of debenture notes, the

Item 2.   Management's Discussion and Analysis of Results of
          --------------------------------------------------
          Operations and Financial Condition (Continued)
          ----------------------------------

Liquidity  (Continued)
---------

proceeds of which were principally used to reduce the level of short-term debt related to accelerated tax payments.

     Seasonal aspects of the Company's subsidiary operations affect cash flows, revenues and operating expenses and, generally, the level of current assets and current liabilities. Utility operations are usually greater during the first and fourth quarters, reflecting the impact of higher sales resulting from colder temperatures. Sand mining and construction operations are usually greater during the second and third quarters, reflecting higher demand for sand products and construction services during warmer weather. The decrease in accounts receivable at September 30, 1995, compared with September 30, 1994, principally reflects repayments to customers on overcollection of gas costs and the effect of lower SJE revenues, partially offset by the effect of increased billings by R&T and Morie.

     Cash flows from operations are impacted by amounts collected in excess of, or undercollections from, tariffs established under SJG's LGAC and its Temperature Adjustment Clause. Overcollections represent increases in cash flow while undercollections reflect decreases in cash flow. For the nine months ended September 30, 1995, refunds to customers of overcollections aggregated $11.5 million, some of which were applied directly to balances due from utility customers. The balance of overcollections will be subject to recovery by SJG's customers in the 1995-1996 LGAC recovery period. Overcollections are reflected in the balance sheet under the caption "Other Deferred Revenues".

     Short-term bank lines of credit aggregate $151.0 million of which $95.3 million was unused at September 30, 1995. The credit lines are uncommitted and unsecured, with borrowings thereunder being effected for various terms of less than one year, at interest rates less than the prime rate of interest, in effect at the time of borrowing.

     Cash flow from nonutility operations is generally retained in the nonutility companies with amounts in excess of cash requirements being passed up to the Company either as a dividend
or as temporary short-term loans.   Such activities are not
considered material in relation to the financial statements taken as a whole.

     The adoption of FASB No. 109, "Accounting for Income Taxes" in 1993 resulted in the creation of a regulatory asset and a deferred income tax liability. As the amortization of the asset occurs, such amortization will be recoverable through rates over an 18 year amortization period. Also, FASB No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", adopted by the Company in 1993, requires an accrual basis of accounting for retiree benefit payments during the years the employee provides services. The actuarially computed unfunded transition obligation as measured in accordance with the statement,

Item 2.   Management's Discussion and Analysis of Results of
          --------------------------------------------------
          Operations and Financial Condition  (Continued)
          ----------------------------------

Liquidity  (Continued)
---------

amounted to $23.6 million at January 1, 1993. The Company has elected to recognize the unfunded transition obligation over a 20-year period beginning in 1993. The majority of the postretirement benefit costs apply to SJG, which had previously recovered these costs through rates on a pay-as-you-go basis. The BPU order of December 1994 provides for partial recovery of costs associated with FASB No. 106 and prescribes continued deferral of unrecovered costs amounting to $7.2 million at September 30, 1995. Of this amount, $1.7 million is subject to recovery over a 5-year period beginning in December 1994 and the remaining balance will be addressed in SJG's next rate case (See Note 4). Also, beginning in 1995, an external trust was established for the purpose of contributing costs recovered from the ratepayers as a result of the settlement with the BPU. Contributions to this trust totaled $0.7 million as of September 30, 1995. It is not expected that the adoption of FASB Nos. 106 and 109 will adversely impact liquidity or debt covenants.

     The FERC has issued a series of orders requiring all interstate pipelines to restructure their services. Included in these orders is FERC Order No. 636 which required the pipelines to separate sales and transportation services and to change their rate design. As a result of these orders, SJG will incur certain transition costs that are associated with its pipeline suppliers unbundling their services. Since not all suppliers have yet established the basis or the method of billing transition costs, SJG's total liability cannot be determined. A liability of approximately $0.3 million is recorded as of September 30, 1995, representing identified transition costs being billed to SJG by a pipeline over a 2-year period beginning April 1994. SJG expects to recover such costs through its LGAC (See Note 5).

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

Liquidity  (Continued)
---------

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

     Through September 30, 1995, the Company has recorded environmental remediation costs of $46.1 million, of which $22.7 million has been expended. The remaining liability of approximately $23.4 million is reflected in the balance sheet under the captions "Current Liabilities" and "Deferred Credits and Other Non-Current Liabilities". Such amounts have not been adjusted for future insurance recoveries, which management is pursuing. SJG has realized insurance recoveries of $4.2 million which are offset against legal costs and deferred remediation costs as prescribed by the BPU. Recorded amounts include estimated costs to be incurred over the next three years based on projected investigation and remediation work plans using existing technologies. Estimates beyond this time cannot be made on a reliable basis due to changing technology, government regulations and site-specific requirements and, therefore, have not been recorded; however, the total costs to be incurred thereafter may be substantial. The major portion of such costs relate to the remediation of former gas manufacturing sites of SJG, which has recorded and expended amounts of $45.1 million and $22.0 million, respectively, through September 30, 1995. SJG has established a regulatory asset for these costs and will recover such costs over 7-year amortization periods, as authorized by the BPU. SJG has recovered $6.4 million
through rates as of September 30, 1995.   The balance of such
costs and payments, amounting to $1.0 million and $0.7 million, respectively, relates to other environmental related costs including nonutility sites previously used in fuel oil operations.

Item 2.   Management's Discussion and Analysis of Results of
          --------------------------------------------------
          Operations and Financial Condition  (Continued)
          ----------------------------------

Liquidity  (Continued)
---------

Capital Resources
-----------------

     The Company has a continuing need for cash resources and capital, primarily to invest in new and replacement equipment and facilities for its utility subsidiary. Total construction expenditures for utility and nonutility operations for 1995 are estimated at $45.0 million of which $31.9 million has been expended through September 30, 1995. Construction expenditures for 1996 and 1997 are estimated at approximately $49.0 million and $54.0 million, respectively. Such investments are expected to be funded from several sources, including cash generated by operations, temporary use of short-term debt, sale of first mortgage bonds, sale of common stock and capital leases.

     Beginning in November 1994, the Company began to purchase common shares in the open market to satisfy share purchase requirements for its dividend reinvestment and stock purchase plan. This action reduces the dilutive effect resulting from the issuance of new common shares. Prior to such date, proceeds of the Company's Dividend Reinvestment and Stock Purchase Plan resulting from the sale of new issue common stock were available for general corporate purposes. In 1994, SJI issued 908,740 shares of common stock through its various plans, including a Stock Option and Stock Appreciation Rights Plan, its Dividend Reinvestment and Stock Purchase Plan and Employees' Stock Ownership Plan, for approximately $16.8 million (See Note 2).

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

Summary
-------

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



                               SOUTH JERSEY INDUSTRIES, INC.
                                        (Registrant)



Dated:  November 10, 1995    By:  /s/ Gerald S. Levitt
                                 -------------------------------
                                   Gerald S. Levitt
                                   Vice President and
                                   Chief Financial Officer





Dated:  November 10, 1995    By:  /s/ Richard B. Tonielli
                                 -------------------------------
                                   Richard B. Tonielli
                                   Treasurer

                   South Jersey Industries, Inc.

                         Index to Exhibits





Exhibit Number               Description
--------------               -----------

      27                 Financial Data Schedule

                         (Submitted only in electronic format to
                         the Securities and Exchange Commission).