Form 10-K
period 1995-12-31
SOUTH JERSEY INDUSTRIES INC
filed 1996-03-27
CIK 91928

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995     Commission File Number 1-6364

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of approximately 9,031,000 shares of voting stock held by non-affiliates of the registrant as of March 7, 1996 was $197,555,000. As of March 7, 1996, there were 10,724,731 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference:
          In Part I of Form 10-K:  Pages 10, 11, 17, 18, and 21 of 1995
             Annual Report to Shareholders
          In Part II of Form 10-K:  Page 1 and Pages 10 through 22 of 1995
             Annual Report to Shareholders
          In Part III of Form 10-K:  Pages 2 through 10 (except as stated in
             Item 11 of this Form 10-K) of the Proxy Statement dated
             March 11, 1996 for the 1996 Annual Meeting of Shareholders

                                  PART I

Item 1.   Business

General

     The registrant, South Jersey Industries, Inc. (the Company), a New Jersey corporation, was formed in 1969 for the purpose of owning and holding all of the outstanding common stock of South Jersey Gas Company (South Jersey Gas or SJG), a public utility, and acquiring and developing nonutility lines of business. Energy & Minerals, Inc. (EMI), a wholly-owned subsidiary of the Company, was formed in 1977 to own, finance and further develop certain nonutility businesses. Through its subsidiaries, EMI is engaged in the mining, processing and marketing of construction, commercial, industrial and other specialty sands and gravels, and energy services. South Jersey Energy Company (SJE), a wholly-owned subsidiary of the Company, provides services for the acquisition and transportation of natural gas for commercial and industrial users. R&T Group, Inc. (R&T), a wholly-owned subsidiary of the Company, was formed in 1989 to own, finance and further develop certain utility construction, general construction and environmental remediation businesses. R&T engages in these businesses through several operating subsidiaries.

Financial Information About Industry Segments

     Information regarding Industry Segments is incorporated by reference to Note 3 on page 18 of the Company's Annual Report to Shareholders for the year ended December 31, 1995, which Annual Report is attached to this report.
See Item 14(c)(13).

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

     SJG's service territory includes 112 municipalities throughout Atlantic, Cape May, Cumberland and Salem Counties and portions of Burlington, Camden and Gloucester Counties, with an estimated permanent population of 1,139,000.

     SJG serves 248,022 residential, commercial and industrial customers (at December 31, 1995) in southern New Jersey. Gas sales and transportation for 1995 amounted to 66,132,000 Mcf (thousand cubic feet), of which 48,811,000 Mcf was firm sales and transportation, 7,731,000 Mcf was interruptible sales and transportation and 9,590,000 Mcf was off system sales. The breakdown of firm sales includes 40.1% residential, 18.3% commercial, 10.0% cogeneration and electric generation, 2.1% industrial and 29.5% transportation. At year-end 1995, SJG served 230,446 residential customers, 17,179 commercial customers and 397 industrial customers. This includes 1995 net additions of 6,052 residential customers, 564 commercial customers and no change in the number of industrial customers.

     Under an agreement with Atlantic Electric, an electric utility serving southern New Jersey, SJG supplies natural gas to several combustion turbine facilities. This gas service is provided under the terms of a firm electric service tariff approved by the New Jersey Board of Public Utilities (BPU) on a demand/commodity basis. In 1995, 2.0 Bcf (billion cubic feet) was delivered under this agreement.

     SJG serviced eight cogeneration facilities in 1995. Combined sales and transportation of natural gas to such customers amounted to approximately 9.1 Bcf in 1995.

     SJG makes wholesale gas sales for resale to gas marketers for ultimate delivery to end users. These "off-system" sales are made possible through the issuance by the Federal Energy Regulatory Commission (FERC) of Orders No. 547 and 636. Order No. 547 issued a blanket certificate of public convenience and necessity authorizing all parties, which are not interstate pipelines, to make FERC jurisdictional gas sales for resale at negotiated rates, while Order No. 636 allowed SJG to deliver gas at delivery points on the interstate pipeline system other than its own city gate stations. During 1995, off-system sales amounted to 9.6 Bcf. Also in 1995, SJG released 22.3 BCF of its firm interstate pipeline capacity to third parties.

     Supplies of natural gas available to SJG that are in excess of the quantity required by those customers who use gas as their sole source of fuel (firm customers) make possible the sale of gas on an interruptible basis to commercial and industrial customers whose equipment is capable of using natural gas or other fuels, such as fuel oil and propane. The term "interruptible" is used in the sense that deliveries of natural gas may be terminated by SJG at any time if this action is necessary to meet the needs of higher priority customers as described in SJG's tariffs. Usage by interruptible customers, including off-system customers, in 1995 amounted to approximately 17.3 Bcf (approximately 26.2 percent of the total volume of gas delivered).

     No material part of SJG business is dependent upon a single customer or a few customers.

     The majority of the SJG residential customers reside in the northern and western portions of its service territory in Burlington, Camden, Salem and Gloucester counties. Approximately 51 percent of new customers reside in this section of the service territory, which includes the residential suburbs of Wilmington and Philadelphia. The franchise area to the east is centered on Atlantic City and the neighboring resort communities in Atlantic and Cape May counties, which experience large population increases in the summer months. The impact of the casino gaming industry on the Atlantic City area has resulted in the creation of new jobs and the expansion of the residential and commercial infrastructure necessary to support a developing year-round economy. Atlantic City is experiencing a second wave of development as a result of casino gaming. The centerpiece of this development is the new $254 million dollar multi-purpose convention center, accompanied with a planned billion dollar hotel and entertainment complex. These facilities will be used to attract large conventions as well as making Atlantic City into a family resort on a year around basis. The convention center is expected to be in operation as early as 1996.

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

     As a public utility, SJG is subject to regulation by the BPU.
Additionally, the Natural Gas Policy Act, which was enacted in November 1978, contains provisions for Federal regulation of certain aspects of SJG's business. SJG is affected by Federal regulation with respect to transportation and pricing policies applicable to its pipeline capacity from Transcontinental Gas Pipeline Corporation (Transco), SJG's major supplier, Columbia Gas Transmission Corporation (Columbia), CNG Transmission Corporation (CNG) and Equitrans, Inc. (Equitrans), since such services are provided under rates and terms established under the jurisdiction of the FERC.

     Retail sales by SJG are made under rate schedules within a tariff filed with and subject to the jurisdiction of the BPU. These rate schedules provide primarily for either block rates or demand/commodity rate structures. The tariff contains provisions permitting SJG to pass on to customers increases and decreases in the cost of purchased gas supplies. The tariff also contains provisions permitting the recovery of environmental remediation costs associated with former manufactured gas plant sites and for the adjustment of revenues due to the impact of degree day fluctuations as prescribed in SJG's tariff structure.

     Revenue requirements for ratemaking purposes are established on the basis of firm and interruptible sales projections. In December 1994, the BPU granted SJG a rate increase of $12.07 million based on an overall rate of return of 9.51% including an 11.5% return on equity. As part of this rate increase, SJG is allowed to retain the first $4.0 million of base revenues generated by interruptible and off-system sales and 20% of base revenues generated by such sales above that level. In January 1996, SJG filed a rate case with the BPU requesting a rate increase of approximately $26.5 million, based on an overall rate of return of 10.4% which includes a 13% return on equity. Approval of this case is still pending. Additional information on regulatory affairs is incorporated by reference to Note 1 on page 17 and Note 13 on page 21 of the Company's Annual Report to Shareholders for the year ended December 31, 1995, which Annual Report is attached to this report. See Item 14(c)(13).

     SJE, a New Jersey corporation, is a wholly owned non-regulated subsidiary of the Company and is engaged in providing services for the acquisition and transportation of natural gas for industrial and commercial users.

     EMI, a New Jersey corporation, is a holding company that owns all of the outstanding common stock of The Morie Company, Inc. (Morie Company) and South Jersey Fuel, Inc. (Fuel Company).

     Morie Company, a New Jersey corporation, is engaged in the mining, processing and marketing of a broad range of industrial and commercial sands and gravels. Its principal products are glass sand used for manufacturing cookware, containers and flat glass, foundry sand used as the core and molding medium in iron and steel foundries, and construction sand and gravels. Morie Company also produces sandblasting sands, filter sands and gravels, well gravels, special sand mixes for athletic tracks and golf courses, resin-coated sands, clay products and a wide variety of specialty products, including ready mix concrete and specially processed silica for the electronics industry.

     Total customers of Morie Company number in the thousands, and no single customer accounts for as much as 10% of annual sales. Tonnage sales in 1995 were approximately 7.3% lower than 1994, and Morie Company attributed this decrease to a moderating economy and severe weather conditions in December 1995. Improved margins offset the effect of lower volume sales in 1995. Keen competition and railroad deregulation are factors affecting prices on a delivered basis. All Morie Company facilities are in good operating condition and, along with ample high-quality mineral reserves, are capable of handling expanding markets and of supporting increased market share.

     Fuel Company, a New Jersey corporation, was reactivated in 1995 and is in the business of providing wholesale energy services, including the acquisition and transportation of natural gas.

     R&T, a New Jersey corporation, is a holding company that owns all the common stock of R and T Castellini Company, Inc. (Castellini Company), S.W. Downer, Jr. Company, Inc. (Downer Company), Onshore Construction Company, Inc. (Onshore), Cape Atlantic Crane Co., Inc. (Cape Atlantic) and R & T Castellini Construction Company, Inc. (R & T Construction). In 1995, approximately 39% of R&T net sales related to competitive-bid work performed for SJG (compared to 45% in 1994). No other customer accounted for as much as 10% of R&T's consolidated revenues in 1995.

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

     Cape Atlantic, a New Jersey corporation, is principally engaged in the rental of cranes. Cape Atlantic sold its cranes in 1996 and is an inactive subsidiary.

     R & T Construction, a Delaware Corporation, is engaged in the installation of gas, water and sewer lines, plant maintenance, site work and environmental cleanup and remediation.

     In 1995, the Company made no public announcement of, or otherwise made public information about, a new product or industry segment that would require the investment of a material amount of the assets of the Company or which otherwise was material.

Raw Materials

South Jersey Gas
Pipeline Supply

     SJG has direct connections to two interstate pipelines, Transco and Columbia. It also receives pipeline services indirectly, through Transco, from CNG Transmission Corporation (CNG). Services were provided to SJG from these pipelines along with some provided by CNG. Except as described below, the agreements for gas supply and service are on a long-term basis, i.e., terms in excess of one year.

Transco

     Under a gas purchase agreement with Transco (FS service), SJG is guaranteed a supply of up to 111,869 Mcf per day and SJG also has the option to buy gas from other suppliers to be transported by Transco under Firm Transportation (FT) agreements if such supplies are available at lower costs.

     Under a NS Service Agreement (Negotiated Sales Service) with Transco Gas Marketing Company as agent for TRANSCO, SJG has contract quantity of 30,000 Mcf per day. This agreement was assigned to Williams Energy Services Company (WESCO) after the acquisition of Transco by The Williams Companies, Inc. in 1995. The NS service has a limited swing capability whereby prior to the nomination deadline for the first of the month, the Company must inform WESCO of the estimated quantity (up to 30,000 Mcf per day) it intends to purchase under the NS service for the month. SJG is then obligated to take a minimum 55 percent of the daily quantity it nominates multiplied times the number of days in the month. The daily quantity taken under a combination of NS service and FS service cannot exceed 111,869 Mcf per day. The term of the NS service agreement extends through March 31, 1996 and SJG is currently in negotiations to restructure and extend this NS service.

     In addition to FS and NS service, SJG has a gas supply agreement with Vastar Gas Marketing (Vastar - formerly Arco Natural Gas) under which up to 14,618 Mcf per day can be delivered to SJG.

     Under an agreement with Transco, SJG can take delivery of up to 24,700 Mcf per day of gas under a firm transportation agreement that is part of the Texas Gas-CNG Transmission-Transco project that was developed to provide additional firm pipeline capacity to deliver gas to the U.S. Northeast under Transco's Rate Schedule FT-NT. The gas source that is available for transportation on the Transco-CNG Transmission-Texas Gas pipeline capacity is purchased from Amerada Hess.

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

Columbia

     SJG has firm transportation agreements with Columbia and Columbia Gulf Transmission Company (Columbia Gulf) which provide for a combined delivery of 43,500 Mcf of gas per day. In connection therewith, SJG entered into long-term gas purchase agreements with Vastar, Texaco Natural Gas (formerly Texaco Gas Marketing), Union Pacific Fuels and Mobil Natural Gas for a total of 43,500 Mcf of gas per day to fill this firm pipeline capacity. SJG is currently in negotiations with gas suppliers to restructure certain agreements to more closely match seasonal requirements.

     In 1995, Columbia and its parent, Columbia Gas Systems, Inc., emerged from Chapter 11 of the Bankruptcy Code and all contractual obligations with SJG remain in force.

CNG

     CNG provides 5,357 Mcf per day of Firm Transportation (FT) service from various Appalachian aggregation points located in Pennsylvania and West Virginia and 408,670 Mcf of storage capacity with 4,305 Mcf per day of storage withdrawal demand in CNG's GSS Storage Service. To facilitate these services, SJG entered into separate gas sales and capacity management agreements with CNG Energy Services (formerly CNG Gas Services Corporation), a non-jurisdictional affiliate of CNG. Through these agreements SJG has assigned to CNG Energy Services its pipeline FT and storage entitlements on the CNG pipeline system for use to provide SJG with up to 9,662 Mcf of gas per day during the winter seasons, November 16 through March 31 of each year.

Peak-Day Supply

     SJG plans for a winter season peak-day demand on the basis of an average daily temperature of 5 degrees F. Gas demand on such a design day was estimated for the 1995-96 winter season to be 381,203 Mcf versus a design day supply of 415,517 Mcf. On January 14, 1994, SJG experienced its highest peak-day demand of 366,382 Mcf with an average temperature of 2.68 degrees F. In 1995, SJG experienced a high peak-day demand of 334,489 Mcf with an average temperature of
15.0 degrees F.

Storage Services

     In addition to its normal gas suppliers, SJG has nine storage services that are capable of storing 11.8 Bcf of gas and provide a total daily delivery capacity of 111,526 Mcf. While these storage services do not represent an additional source of gas, they do provide SJG with flexibility to acquire gas during periods of low demand and store it until it is needed during winter heating seasons and other times of high demand.

     SJG has the following contracts for gas storage service:

     Contract Term            Storage Capacity

     1972 - 1996               1,362,980 Mcf
     1980 - 1998               4,257,135 Mcf
     Year-to-Year                137,813 Mcf
     Year-to-Year                207,770 Mcf (1)
     1984 - 1995               1,182,609 Mcf
     1987 - 2002                 500,000 Mcf
     1988 - 2008               1,307,400 Mcf
     1989 - 2009               1,099,346 Mcf
     1990 - 2005               1,705,000 Mcf

     (1) Contract is for storage of liquefied natural gas; the amount shown is natural gas equivalent.

Supplemental Gas Supplies

     In 1995, SJG injected 232,201 Mcf of vaporized liquefied natural gas (LNG) into its distribution system from its McKee City, New Jersey LNG facility. This LNG was obtained through a long-term LNG purchase agreement with Distrigas of Massachusetts Corporation and from gas liquefaction service that was provided by Transco and Philadelphia Gas Works.

     In 1995, SJG entered into an agreement with Philadelphia Gas Works (PGW) through which PGW provides SJG with certain firm LNG services. These include liquefaction, storage, vaporization and delivery on demand by either displacement for delivery of vaporized LNG through the Transco pipeline system or by truck for the delivery of liquid. This agreement provides SJG with 250,000 Mcf of LNG storage, with the right to call on up to 25,000 Mcf per day on a firm basis for vaporized LNG and up to approximately 10,200 Mcf per day for delivery by truck.

     SJG's three propane-air vaporization plants enable it to augment natural gas supplies during periods of peak demand by vaporizing liquid propane and mixing the vaporized propane with air to form a gas that is compatible with natural gas. During 1995, approximately 2,400 Mcf of propane-air gas was utilized by SJG.

Gas Prices

     During 1995, SJG purchased and had delivered to it approximately 47.2 Bcf of natural gas for distribution to its customers. Of this total, 32.1 Bcf was transported on the Transco pipeline system and 15.1 Bcf was transported on the Columbia pipeline system.

     The Company's average cost of gas purchased in 1995 was $3.12 per Mcf, which unit cost includes all demand and commodity charges.

Energy & Minerals, Inc.

     Morie Company

     Morie Company obtains most of the materials which it processes from its owned or leased properties in New Jersey, Tennessee, Georgia and Alabama. In New Jersey, some materials are purchased from outside sources for processing to customer demands and specifications. See Item 2. "Properties."

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

Seasonal Aspects

     SJG experiences seasonal fluctuations in sales when selling natural gas for heating purposes. SJG meets this seasonal fluctuation in demand from its firm customers by buying and storing gas during the summer months, and by drawing from storage and purchasing supplemental supplies during the heating season. As a result of this seasonality, SJG experiences reductions of revenues and net income during the second and third quarters of the year.

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

Working Capital Practices

     As previously indicated under Seasonal Aspects, SJG buys and stores natural gas during the summer months. These purchases are financed by short-term loans which are substantially paid down during the winter months when gas revenues are higher. Reference is also made to "Liquidity" on pages 10 and 11 of the Company's Annual Report to Shareholders for the year ended December 31, 1995, which annual report is attached to this report. See Item 14(c)(13).

Customers

     Except for R&T, no material part of the Company's business or that of any of its subsidiaries is dependent upon a single customer or a few customers, the loss of which would have a material adverse effect on any such business. See pages 3 and 5.

Backlog

     Backlog is not material to an understanding of the Company's business or that of any of its subsidiaries.

Government Contracts

     No material portion of the business of the Company or any of its subsidiaries is subject to renegotiation of profits or termination of contracts or subcontracts at the election of any government.

Competition

     Although the SJG franchises are nonexclusive, none of its service territory is presently served by any other natural gas public utility. Competition does exist, however, from suppliers of oil, propane and electricity for residential, commercial and industrial uses. Additional competition for certain industrial and commercial gas sales has resulted from the implementation of the "open access" provision of the FERC Order No. 636, which unbundled the services which are provided by interstate pipeline suppliers. SJG has structured its rates to enable it to compete effectively with marketers within the service territory of SJG. Also, SJG transports most of the gas purchased directly by some of its customers and generates transportation revenues from this service.

     Morie Company competes with a number of other sand and gravel mining companies in the eastern part of the United States.

     SJE competes with a number of other marketors/brokers to supply gas to end users as well as SJG, Fuel Company and other utilities.

     Fuel Company competes with a number of other marketers/brokers in the selling of wholesale natural gas services. Its competition includes SJG, Energy Company, other utilities and alliances which include other utility companies.

     The operating companies of R&T Group compete with a number of other utility and general construction companies.

Research

     During the last three fiscal years, neither the Company nor any of its subsidiaries engaged in research activities to any material extent.

Environmental Matters

     Information on environmental matters for SJI and its subsidiaries is incorporated by reference to Note 12 on page 21 of the Company's Annual Report to Shareholders for the year ended December 31, 1995, which Annual Report is attached to this report. See Item 14(c)(13).

     EMI and its subsidiaries are subject to, and have a corporate policy of compliance with, legislation and regulation by federal, state and local authorities with regard to air and water quality control, and other
environmental considerations.   Expenditures for environmental purposes are
not expected to materially affect future operations or earnings.

     At December 31, 1995, Morie Company had an accrued land reclamation liability of $736,000 for lands currently being mined. Morie Company believes that it is in substantial compliance with all applicable environmental laws and regulations.

Employees

     The Company and its subsidiaries had a total of 1,105 employees as of December 31, 1995.

Financial Information About Foreign and Domestic Operations and Export Sales

     The Company has no foreign operations and export sales have not been a significant part of the Company's business.


Item 2.   Properties

     The principal property of SJG consists of its gas transmission and distribution systems that include mains, service connections and meters. The transmission facilities carry the gas from the connections with Transco and Columbia to SJG's distribution systems for delivery to customers. As of December 31, 1995, there were approximately 343 miles of mains in the transmission systems and 4,538 miles of mains in the distribution systems.

     SJG owns office and service buildings, including its corporate headquarters, at eight locations in the territory, a liquefied natural gas storage and vaporization facility, and three propane-air vaporization plants.

     As of December 31, 1995, the SJG utility plant had a gross book value of $542,724,390 and a net book value, after accumulated depreciation, of $396,770,611. In 1995, $40,077,178 was spent on additions to utility plant and there were retirements of property having an aggregate gross book cost of $3,687,720. Construction expenditures for 1996 are currently expected to approximate $48.9 million.

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

     EMI owns and rents to others two commercial properties in Millville, N.J., one of which is rented to Morie Company.

     Morie Company owns nine plants, six of which are located in New Jersey and one each in Tennessee, Georgia and Alabama. The Morie Company owns approximately 6,000 acres of land and leases approximately 4,800 acres of land. The combined acreage includes approximately 1,425 acres of mineable reserves. The mineral leases typically grant the right to mine sand and gravel for an initial period with several renewal options. The mineral leases typically provide for a royalty per ton mined and sold. Morie Company estimates its proven reserves of sand at approximately 125,700,000 tons of raw aggregates which may be profitably extracted and processed, based on present methods of operation and prevailing prices. Reserves have been estimated on the basis of laboratory and field analyses of samples produced by techniques such as split spoon, core drillings and excavating experience on the sites.

     R&T operating companies share land and buildings at two principal locations used for administrative operations and housing facilities for vehicles, heavy equipment and supplies.

     The Company owns approximately 139 acres of land in Folsom, New Jersey and approximately 9.29 acres of land in Linwood, New Jersey.


Item 3.   Legal Proceedings

     The Company is subject to claims which arise in the ordinary course of its business and other legal proceedings. Included therewith, a group of Atlantic City casinos have filed a petition with the BPU alleging overcharges of over $10 million, including interest. Management of the Company believes that any pending or potential legal proceedings will not materially affect its operations or consolidated financial position. In January 1996, SJG petitioned the BPU for a general base rate increase, however, the date of the BPU decision is not determinable at this time. Reference is made to page 4 under Description of Business and to Notes 12 and 13 on page 21 of the Company's Annual Report to Shareholders for the year ended December 31, 1995, which Annual Report is attached to this report. See Item 14(c)(13).


Item 4.   Submission Of Matters To A Vote of Security Holders

     No matter was submitted to a vote of security holders during the fourth quarter of the 1995 fiscal year.


Item 4-A. Executive Officers (Other Than Directors) of the Registrant

             Name                     Age       Positions with the Company

     Gerald S. Levitt                  51         Vice President

     George L. Baulig                  53         Secretary and
                                                  Assistant Treasurer

     Richard B. Tonielli               56         Treasurer

     There is no family relationship among the officers of the registrant.

     Gerald S. Levitt was elected Vice President of the Company and Senior
Vice President of SJG effective November 1, 1983. He has served as Chief Financial Officer of the Company since October 1, 1989. He was elected Executive Vice President of SJG on November 1, 1986. Mr. Levitt was Vice President of EMI from November 1983 to November 1986. Mr. Levitt was also a member of the Board of Directors of Morie Company from November 1986 to December 1995.

     Richard B. Tonielli was elected Treasurer of the Company effective September 1981. He has served as Senior Vice President, Finance since April 1, 1988 and he has served in other officer positions of South Jersey Gas since 1983. Mr. Tonielli serves as, beginning in March 1996, Chairman of the Board of Fuel Company and Vice President and Treasurer of EMI from September 1981 to date. Mr. Tonielli was also Treasurer of R&T from October 1989 to December 1995 and President of Fuel Company from September 1981 to March 1996.

     George L. Baulig was elected Secretary and Assistant Treasurer of the Company, SJG and EMI effective November 1, 1980. Mr. Baulig also serves as Secretary of R&T and SJE, effective October 1989 to date, and has served as Secretary of Morie from October 1989 to April 1995.

     Executive officers of the Company are elected annually and serve at the pleasure of the Board of Directors.

                                     PART II


Item 5.   Market for the Registrant's Common Stock and Related Stockholder
            Matters

     Information required by this Item is incorporated by reference to Note 8 on page 19 and the bottom of page 22 of the Company's Annual Report to Shareholders for the year ended December 31, 1995, which Annual Report is attached to this report. See Item 14(c)(13).


Item 6.   Selected Financial Data

     Information required by this Item is incorporated by reference to page 1 of the Company's Annual Report to Shareholders for the year ended December 31, 1995, which Annual Report is attached to this report. See Item 14(c)(13).


Item 7.   Management's Discussion and Analysis of Results of Operations and
            Financial Condition

     Information required by this Item is incorporated by reference to pages 10, 11 and 12 of the Company's Annual Report to Shareholders for the year ended December 31, 1995, which Annual Report is attached to this report. See Item 14(c)(13).


Item 8.   Financial Statements and Supplementary Data

     Information required by this Item is incorporated by reference to pages 12 through 21 and the top of page 22 of the Company's Annual Report to Shareholders for the year ended December 31, 1995, which Annual Report is attached to this report. See Item 14(c)(13).


Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

     Information required by this Item relating to the directors of the Company is incorporated by reference to pages 2 through 6 of the Company's definitive Proxy Statement, dated March 11, 1996, filed with the Commission, File number 1-6364, in connection with the Company's 1996 Annual Meeting of Shareholders. Information required by this Item relating to the executive officers (other than Directors) of the Company is set forth in Item 4-A of this report.


Item 11.  Executive Compensation

     Information required by this Item is incorporated by reference to pages
5 through 10 (except for the Report of the Compensation/Pension Committee on pages 9 and 10, and the Stock Performance Graph on page 10, which are not so incorporated) of the Company's definitive Proxy Statement, dated March 11, 1996, filed with the Commission, File number 1-6364, in connection with the Company's 1996 Annual Meeting of Shareholders.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information required by this Item is incorporated by reference to pages
2 through 6 of the Company's definitive Proxy Statement, dated March 11, 1996, filed with the Commission, File number 1-6364, in connection with the Company's 1996 Annual Meeting of Shareholders.


Item 13.  Certain Relationships and Related Transactions

     Information required by this Item is incorporated by reference to page 6 of the company's definitive Proxy Statement, dated March 11, 1996, filed with the Commission, File number 1-6364, in connection with the Company's 1996 Annual Meeting of Shareholders.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

  (a) Listed below are all financial statements and schedules filed as part of this report:

      1 - The consolidated financial statements and notes to consolidated financial statements together with the report thereon of Deloitte
          & Touche LLP, dated February 15, 1996, are incorporated herein by reference to pages 12 through 21 of the Company's Annual Report to Shareholders for the year ended December 31, 1995, which Annual Report is attached to this report. See Item 14(c)(13).

      2 - Supplementary Financial Information
Page(s)

               Information regarding selected quarterly financial data is incorporated herein by reference to page 22 of the Company's Annual Report to Shareholders for the year ended December 31, 1995, which Annual Report is attached to this report. See Item 14(c)(13).

          Supplemental Schedules as of December 31, 1995, 1994 and 1993 and for the three years ended December 31, 1995, 1994, and 1993:

          The Independent Auditors' Report of Deloitte & Touche LLP,
           Auditors of the Company                                          24

          Schedule II   - Valuation and Qualifying Accounts                 25

          (All Schedules, other than that listed above, are omitted because the information called for is included in the financial statements filed or because they are not applicable or are not required. Separate financial statements are not presented because all consolidated subsidiaries are wholly-owned.)

      3 - See Item 14(c)(13)

(b) No reports on Form 8-K have been filed by the Company during the quarter ended December 31, 1995.

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
                    through April 19, 1984.

     (3)(a)(ii)     Amendment to Certificate of   (4)(e)(1)      Form S-3
                    Incorporation relating to                    (33-1320) two-
                    for-one stock split
                    effective as of April 28,
                    1987.

     Exhibit                                   Incorporated by Reference From
     Number                                       Exhibit   Reference Document

     (3)(a)(iii)    Amendment to Certificate of   (4)(e)(2)      Form S-3
                    Incorporation relating to                    (33-1320)
                    director and officer
                    liability.

     (3)(b)         Bylaws of the Company as      (3)(b)         Form 10-K
                    amended and restated                         for 1994
                    through April 20, 1995                       (1-6364)

     (4)(a)         Form of Stock Certificate     (4)(a)         Form 10-K
                    for common stock.                            for 1985 (1-
                                                                 6364)

     (4)(b)(i)      First Mortgage Indenture      (4)(b)(i)      Form 10-K
                    dated October 1, 1947.                       for 1987 (1-
                                                                 6364)

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

     Exhibit                                   Incorporated by Reference From
     Number                                       Exhibit   Reference Document

     (4)(c)         Indenture dated as of         (4)(c)         Form 10-K
                    January 31, 1995; 8.60%                      for 1994
                    Debenture Notes due                          (1-6364)
                    February 1, 2010

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
                    February 1, 1992.

     Exhibit                                   Incorporated by Reference From
     Number                                       Exhibit   Reference Document

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
                    Gas Company and Columbia
                    Gulf Transmission Company,
                    dated November 1, 1993.

     Exhibit                                   Incorporated by Reference From
     Number                                       Exhibit   Reference Document

     (10)(k)(m)     FTS Service Agreement         (10)(k)(m)     Form 10-K
                    No. 39556 between South                      for 1993
                    Jersey Gas Company and                       (1-6364)
                    Columbia Gas Transmission
                    Corporation, dated
                    November 1, 1993.

     (10)(k)(n)     FTS Service Agreement         (10)(k)(n)     Form 10-K
                    No. 38099 between South                      for 1993
                    Jersey Gas Company and                       (1-6364)
                    Columbia Gas Transmission
                    Corporation, dated
                    November 1, 1993.

     (10)(k)(o)     NTS Service Agreement         (10)(k)(o)     Form 10-K
                    No. 39305 between South                      for 1993
                    Jersey Gas Company and                       (1-6364)
                    Columbia Gas Transmission
                    Corporation, dated
                    November 1, 1993.

     (10)(k)(p)     FSS Service Agreement         (10)(k)(p)     Form 10-K
                    No. 38130 between South                      for 1993
                    Jersey Gas Company and                       (1-6364)
                    Columbia Gas Transmission
                    Corporation, dated
                    November 1, 1993.

     (10)(k)(q)     SST Service Agreement         (10)(k)(q)     Form 10-K
                    No. 38086 between South                      for 1993
                    Jersey Gas Company and                       (1-6364)
                    Columbia Gas Transmission
                    Corporation, dated
                    November 1, 1993.

     (10)(k)(r)     NS (Negotiated Sales) Service (10)(k)(r)     Form 10-K
                    Agreement dated December                     for 1994
                    1, 1994 between South Jersey                 (1-6364)
                    Gas Company and Transco Gas
                    Marketing Company as agent
                    for Transcontinental Gas
                    Pipe Line

     (10)(l)        Deferred Payment Plan for     (10)(l)        Form 10-K
                    Directors of South Jersey                    for 1994
                    Industries, Inc., South                      (1-6364)
                    Jersey Gas Company, Energy
                    & Minerals, Inc., R&T Group,
                    Inc. and South Jersey Energy
                    Company as amended and
                    restated October 21, 1994

     (10)(l)(a)     Form of Deferred Compen-      (10)(j)(a)     Form 10-K
                    sation Agreement between                     for 1980
                    the Company and/or a sub-                    (1-6364)
                    sidiary and eleven of its
                    officers.

     Exhibit                                   Incorporated by Reference From
     Number                                       Exhibit   Reference Document

     (10)(l)(b)     Schedule of Deferred Com-     (10)(l)(b)     Form 10-K
                    pensation Agreements.                        for 1992 (1-
                                                                 6364)

     (10)(l)(c)     Supplemental Executive        (10)(l)(c)     Form 10-K
                    Retirement Program, as                       for 1992
                    amended and restated ef-                     (1-6364)
                    fective September 1, 1991,
                    and form of Agreement
                    between certain Company
                    or subsidiary Company officers.

     (10)(l)(d)     Form of Officer Employment    (10)(l)(d)     Form 10-K
                    Agreement between certain                    for 1994
                    officers and either the Company              (1-6364)
                    or its Subsidiaries

     (10)(l)(e)     Schedule of Officer           (10)(l)(e)     Form 10-K
                    Employment Agreements                        for 1994 (1-
                                                                 6364)

     (10)(l)(f)     Officer Severance Benefit     (10)(l)(g)     Form 10-K
                    Program for all officers.                    for 1985 (1-
                                                                 6364)

     (10)(l)(g)     Discretionary Incentive       (10(l)(h)      Form 10-K
                    Bonus Program for all officers               for 1985
                    and management employees.                    (1-6364)

     (10)(l)(h)     The 1987 Stock Option and     (10)(l)(i)     Form 10-K
                    Stock Appreciation Rights                    for 1987
                    Plan including Form of                       (1-6364)
                    Agreement.

     (10)(p)        Retirement Plan for Non-      (10)(p)        Form 10-K
                    employee Members of the                      for 1988
                    Board of Directors.                          (1-6364)

     (10)(q)        Executive Employment          (10)(q)        Form 10-K
                    Agreement dated June 17,                     for 1994
                    1994 between the Company                     (1-6364)
                    and William F. Ryan, President
                    and Chief Executive Officer

     (11)           Not Applicable

     (12)           Calculation of Ratio of
                    Earnings to Fixed Charges
                    (Before Federal Income
                    Taxes) (filed herewith).

     (13)           The Annual Report to
                    Shareholders of the Company
                    for the year ended December 31,
                    1995 is filed as an exhibit
                    hereto solely to the extent
                    portions are specifically
                    incorporated by reference
                    herein.

     Exhibit                                   Incorporated by Reference From
     Number                                       Exhibit   Reference Document

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

                                          Date    March 27, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                Title                       Date


 /s/ William F. Ryan          President and Director             March 27, 1996
(William F. Ryan)             (Principal Executive Officer)


 /s/ G. S. Levitt             Vice President                     March 27, 1996
(G. S. Levitt)                (Principal Financial Officer)


 /s/ Richard B. Tonielli      Treasurer (Principal               March 27, 1996
(Richard B. Tonielli)         Accounting Officer)


 /s/ Frank L. Bradley, Jr     Director                           March 27, 1996
(Frank L. Bradley, Jr.)


 /s/ Anthony G. Dickson       Director                           March 27, 1996
(Anthony G. Dickson)


 /s/ Richard L. Dunham        Director                           March 27, 1996
(Richard L. Dunham)


 /s/ W. Cary Edwards          Director                           March 27, 1996
(W. Cary Edwards)


 /s/ Thomas L. Glenn, Jr.     Director                           March 27, 1996
(Thomas L. Glenn, Jr.)

Signature                                Title                       Date


 /s/ Vincent E. Hoyer         Director                           March 27, 1996
(Vincent E. Hoyer)


 /s/ Herman D. James          Director                           March 27, 1996
(Herman D. James)


 /s/ Marilyn Ware Lewis       Director                           March 27, 1996
(Marilyn Ware Lewis)


 /s/ Clarence D. McCormick    Director                           March 27, 1996
(Clarence D. McCormick)


 /s/ Peter M. Mitchell        Director                           March 27, 1996
(Peter M. Mitchell)


 /s/ Jackson Neall            Director                           March 27, 1996
(Jackson Neall)


 /s/ Frederick R. Raring      Director                           March 27, 1996
(Frederick R. Raring)


 /s/ Shirli M. Vioni          Director                           March 27, 1996
(Shirli M. Vioni)

INDEPENDENT AUDITORS' REPORT

South Jersey Industries, Inc.:

We have audited the consolidated financial statements of South Jersey Industries, Inc. and its subsidiaries as of December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995 and have issued our report thereon dated February 15, 1996, which report includes an explanatory paragraph as to the Company changing its method of accounting for income taxes, effective January 1, 1993, to conform with Statement of Financial Standards No. 109 and its method of accounting for postretirement benefits other than pensions, effective January 1, 1993, to conform with Statement of Financial Accounting Standards No. 106; such financial statements and report are included in your 1995 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of South Jersey Industries, Inc. and its subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
February 15, 1996



                                                          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
                                                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Col. A.                                   Col. B.                     Col. C.                   Col. D.            Col. E.
------------------------------------------------------------------------------------------------------------------------------
                                                                      Additions
                                                                      ---------
                                                              (1)               (2)
                                                                             Charged to
                                         Balance at        Charged to          Other                              Balance at
                                         Beginning         Costs and         Accounts-        Deductions-            End
Classification                           of Period          Expenses         Describe *       Describe **         of Period
------------------------------------------------------------------------------------------------------------------------------
                                                          YEAR ENDED DECEMBER 31, 1995

Provision for Uncollectible Accounts   $    991,128      $  1,264,897      $    502,173      $  1,776,167      $      982,031



                                                          YEAR ENDED DECEMBER 31, 1994

Provision for Uncollectible Accounts   $  1,026,329      $  1,292,762      $    388,104      $  1,716,067      $      991,128



                                                          YEAR ENDED DECEMBER 31, 1993

Provision for Uncollectible Accounts   $  1,071,200      $    912,929      $    320,337      $  1,278,137      $    1,026,329



 * Recoveries of accounts previously written off and minor adjustments.

** Uncollectible accounts written off.

                                                 SOUTH JERSEY INDUSTRIES, INC.
                                                 NUMBER ONE SOUTH JERSEY PLAZA
                                                 ROUTE 54
                                                 FOLSOM, NEW JERSEY 08037
                                                 FORM 10-K FYE 12/31/95

                                   EXHIBIT INDEX
                                                      Incorporated by
                                                       Reference From
Reference                                                       Reference
Number             Description of Exhibit        Exhibit        Document

(3)(a)(i)        Certificate of Incorporation    (4)(a)         Form S-2
                 of the Company, as amended                     (2-91515)
                 through April 19, 1984.

(3)(a)(ii)       Amendment to Certificate of     (4)(e)(1)      Form S-3
                 Incorporation relating to                      (33-1320)
                 two-for-one stock split
                 effective as of April 28,
                 1987.

(3)(a)(iii)      Amendment to Certificate of     (4)(e)(2)      Form S-3
                 Incorporation relating to                      (33-1320)
                 director and officer
                 liability.

(3)(b)           Bylaws of the Company as        (3)(b)         Form 10-K
                 amended and restated                           for 1994
                 through April 20, 1995                         (1-6364)

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
                 1980.

                                                 SOUTH JERSEY INDUSTRIES, INC.
                                                 NUMBER ONE SOUTH JERSEY PLAZA
                                                 ROUTE 54
                                                 FOLSOM, NEW JERSEY 08037
                                                 FORM 10-K FYE 12/31/95

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

(4)(b)(xiv)      Sixteenth Supplemental          (4)(b)(xv)     Form 10-Q
                 Indenture dated as of                          for quarter
                 April 1, 1988, 10-1/4%                         ended
                 Series due 2008.                               March 31,
                                                                1988 (1-6364)

(4)(b)(xv)       Seventeenth Supplemental        (4)(b)(xv)     Form 10-K
                 Indenture dated as of                          for 1989
                 May 1, 1989.                                   (1-6364)

(4)(b)(xvi)      Eighteenth Supplemental         (4)(e)         Form S-3
                 Indenture, dated as of                         (33-36581)
                 March 1, 1990.

(4)(b)(xvii)     Nineteenth Supplemental         (4)(b)(xvii)   Form 10-K
                 Indenture, dated as of                         for 1992
                 April 1, 1992.                                 (1-6364)

(4)(b)(xviii)    Twentieth Supplemental          (4)(b)(xviii)  Form 10-K
                 Indenture, dated as of                         for 1993
                 June 1, 1993.                                  (1-6364)

(4)(c)           Indenture dated as of           (4)(c)         Form 10-K
                 January 31, 1995; 8.60%                        for 1994
                 Debenture Notes due                            (1-6364)
                 February 1, 2010

(9)              None

(10)(d)          Gas storage agreement (GSS)     (10)(d)        Form 10-K
                 between South Jersey Gas                       for 1993
                 Company and Transco,                           (1-6364)
                 dated October 1, 1993.

                                                 SOUTH JERSEY INDUSTRIES, INC.
                                                 NUMBER ONE SOUTH JERSEY PLAZA
                                                 ROUTE 54
                                                 FOLSOM, NEW JERSEY 08037
                                                 FORM 10-K FYE 12/31/95

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
                 August 1, 1991.

                                                 SOUTH JERSEY INDUSTRIES, INC.
                                                 NUMBER ONE SOUTH JERSEY PLAZA
                                                 ROUTE 54
                                                 FOLSOM, NEW JERSEY 08037
                                                 FORM 10-K FYE 12/31/95

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
                 CNG Transmission Corporation
                 dated October 1, 1993.

                                                 SOUTH JERSEY INDUSTRIES, INC.
                                                 NUMBER ONE SOUTH JERSEY PLAZA
                                                 ROUTE 54
                                                 FOLSOM, NEW JERSEY 08037
                                                 FORM 10-K FYE 12/31/95

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
                 Columbia Gas Transmission
                 Corporation, dated
                 November 1, 1993.

                                                 SOUTH JERSEY INDUSTRIES, INC.
                                                 NUMBER ONE SOUTH JERSEY PLAZA
                                                 ROUTE 54
                                                 FOLSOM, NEW JERSEY 08037
                                                 FORM 10-K FYE 12/31/95

                                   EXHIBIT INDEX
                                                      Incorporated by
                                                       Reference From
Reference                                                       Reference
Number             Description of Exhibit        Exhibit        Document

(10)(k)(p)       FSS Service Agreement           (10)(k)(p)     Form 10-K
                 No. 38130 between South                        for 1993
                 Jersey Gas Company and                         (1-6364)
                 Columbia Gas Transmission
                 Corporation, dated
                 November 1, 1993.

(10)(k)(q)       SST Service Agreement           (10)(k)(q)     Form 10-K
                 No. 38086 between South                        for 1993
                 Jersey Gas Company and                         (1-6364)
                 Columbia Gas Transmission
                 Corporation, dated
                 November 1, 1993.

(10)(k)(r)       NS (Negotiated Sales) Service   (10)(k)(r)     Form 10-K
                 Agreement dated December                       for 1994
                 1, 1994 between South Jersey                   (1-6364)
                 Gas Company and Transco Gas
                 Marketing Company as agent
                 for Transcontinental Gas
                 Pipe Line

(10)(l)          Deferred Payment Plan for       (10)(l)        Form 10-K
                 Directors of South Jersey                      for 1994
                 Industries, Inc., South                        (1-6364)
                 Jersey Gas Company, Energy
                 & Minerals, Inc., R&T Group,
                 Inc. and South Jersey Energy
                 Company as amended and
                 restated October 21, 1994

(10)(l)(a)       Form of Deferred Compen-        (10)(j)(a)     Form 10-K
                 sation Agreement between                       for 1980
                 the Company and/or a sub-                      (1-6364)
                 sidiary and eleven of its
                 officers.

(10)(l)(b)       Schedule of Deferred Com-       (10)(l)(b)     Form 10-K
                 pensation Agreements.                          for 1992
                                                                (1-6364)

                                                 SOUTH JERSEY INDUSTRIES, INC.
                                                 NUMBER ONE SOUTH JERSEY PLAZA
                                                 ROUTE 54
                                                 FOLSOM, NEW JERSEY 08037
                                                 FORM 10-K FYE 12/31/95

                                   EXHIBIT INDEX
                                                      Incorporated by
                                                       Reference From
Reference                                                       Reference
Number             Description of Exhibit        Exhibit        Document

(10)(l)(c)       Supplemental Executive          (10)(l)(c)     Form 10-K
                 Retirement Program, as                         for 1992
                 amended and restated ef-                       (1-6364)
                 fective September 1, 1991,
                 and form of Agreement
                 between certain Company
                 or subsidiary Company officers.

(10)(l)(d)       Form of Officer Employment      (10)(l)(d)     Form 10-K
                 Agreement between certain                      for 1994
                 officers and either the Company                (1-6364)
                 or its Subsidiaries

(10)(l)(e)       Schedule of Officer             (10)(l)(e)     Form 10-K
                 Employment Agreements                          for 1994
                                                                (1-6364)

(10)(l)(f)       Officer Severance Benefit       (10)(l)(g)     Form 10-K
                 Program for all officers.                      for 1985
                                                                (1-6364)

(10)(l)(g)       Discretionary Incentive         (10(l)(h)      Form 10-K
                 Bonus Program for all                          for 1985
                 officers and management                        (1-6364)
                 employees.

(10)(l)(h)       The 1987 Stock Option and       (10)(l)(i)     Form 10-K
                 Stock Appreciation Rights                      for 1987
                 Plan including Form of                         (1-6364)
                 Agreement.

(10)(p)          Retirement Plan for Non-        (10)(p)        Form 10-K
                 employee Members of the                        for 1988
                 Board of Directors.                            (1-6364)

(10)(q)          Executive Employment            (10)(q)         Form 10-K
                 Agreement dated June 17,                        for 1994
                 1994 between the Company                        (1-6364)
                 and William F. Ryan, President
                 and Chief Executive Officer

                                                 SOUTH JERSEY INDUSTRIES, INC.
                                                 NUMBER ONE SOUTH JERSEY PLAZA
                                                 ROUTE 54
                                                 FOLSOM, NEW JERSEY 08037
                                                 FORM 10-K FYE 12/31/95

                                   EXHIBIT INDEX
                                                      Incorporated by
                                                       Reference From
Reference                                                       Reference
Number             Description of Exhibit        Exhibit        Document

(11)             Not Applicable

(12)             Calculation of Ratio of
                 Earnings to Fixed Charges
                 (Before Federal Income
                 Taxes) (filed herewith).

(13)             The Annual Report to
                 Shareholders of the Company
                 for the year ended December 31,
                 1995 is filed as an exhibit
                 hereto solely to the extent
                 portions are specifically
                 incorporated by reference
                 herein.

(16)             Not Applicable

(18)             Not Applicable

(21)             Subsidiaries of the Registrant
                 (filed herewith).

(22)             None

(23)             Independent Auditors'
                 Consent (filed herewith).

(24)             Power of Attorney
                 (filed herewith).

(27)             Financial Data Schedule
                 (Submitted only in electronic
                 format to the Securities
                 and Exchange Commission)

(99)             None