Form 10-Q
period 1996-03-31
SOUTH JERSEY INDUSTRIES INC
filed 1996-05-15
CIK 91928

Page 1 of 23


              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 or 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1996

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

As of May 13, 1996, there were 10,727,784 shares of the registrant's common stock outstanding.


                     Exhibit Index on page 23

                 PART I  -  FINANCIAL INFORMATION
                 --------------------------------

Item 1.  Financial Statements  --  See Pages 3 through 6
         ---------------------

                   SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
               CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
- -------------------------------------------------------------------------------
                       (In Thousands Except for Share Data)

                                                             Three Months Ended
                                                                 March 31,
                                                      -------------------------
                                                         1996          1995
- -------------------------------------------------------------------------------
Operating Revenues:
  Utility. . . . . . . . . . . . . . . . . . . . .      $139,338       $92,537
  Nonutility . . . . . . . . . . . . . . . . . . .        20,250        17,919
                                                      -----------   -----------
      Total Operating Revenues . . . . . . . . . .       159,588       110,456
                                                      -----------   -----------
Operating Expenses:
  Gas Purchased for Resale . . . . . . . . . . . .        78,757        39,473
  Operations - Utility . . . . . . . . . . . . . .         9,618         9,827
               Nonutility. . . . . . . . . . . . .        19,982        15,378
  Maintenance. . . . . . . . . . . . . . . . . . .         2,231         2,224
  Depreciation and Depletion . . . . . . . . . . .         4,635         4,309
  Federal Income Taxes . . . . . . . . . . . . . .         8,318         7,234
  Gross Receipts & Franchise Taxes . . . . . . . .        14,473        12,384
  Other Taxes. . . . . . . . . . . . . . . . . . .         1,238         1,292
                                                      -----------   -----------
      Total Operating Expenses . . . . . . . . . .       139,252        92,121
                                                      -----------   -----------
Operating Income . . . . . . . . . . . . . . . . .        20,336        18,335

Interest and Other Charges . . . . . . . . . . . .         5,110         5,118
                                                      -----------   -----------

Net Income Applicable to Common Stock. . . . . . .       $15,226       $13,217
                                                      ===========   ===========
Average Shares of Common Stock Outstanding . . . .    10,724,398    10,717,632
                                                      ===========   ===========
Earnings Per Common Share. . . . . . . . . . . . .         $1.42         $1.23
                                                      ===========   ===========
Dividends Declared Per Common Share. . . . . . . .         $0.36         $0.36
                                                      ===========   ===========



See notes to condensed consolidated financial statements.







                   SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
- -----------------------------------------------------------------------------------------------
                                  (In Thousands)
                                                                    March 31,      December 31,
                                                         --------------------------------------
                                                            1996         1995          1995
- ---------------------------------------------------------------------------------  ------------
ASSETS

Property, Plant & Equipment:
  Utility Plant, at original cost. . . . . . . . . . .     $549,057     $514,269      $542,724
    Accumulated Depreciation & Amortization. . . . . .     (148,727)    (138,600)     (145,954)
  Nonutility Property & Equipment, at cost . . . . . .       60,448       64,436        60,665
    Accumulated Depreciation & Depletion . . . . . . .      (35,240)     (32,587)      (34,736)
                                                         -----------  -----------  ------------
        Property, Plant & Equipment - Net. . . . . . .      425,538      407,518       422,699
                                                         -----------  -----------  ------------
Available-for-Sale Securities. . . . . . . . . . . . .           42          830           830
                                                         -----------  -----------  ------------
Current Assets:
  Cash and Cash Equivalents. . . . . . . . . . . . . .        4,270        4,452         5,587
  Accounts Receivable. . . . . . . . . . . . . . . . .       76,754       49,098        44,909
  Unbilled Revenues. . . . . . . . . . . . . . . . . .       15,049       11,547        20,860
  Provision for Uncollectibles . . . . . . . . . . . .         (988)        (997)         (982)
  Natural Gas in Storage, average cost . . . . . . . .        2,094        2,356        14,763
  Materials and Supplies, average cost . . . . . . . .       11,382       11,276        12,017
  Prepaid Gross Receipts & Franchise Taxes . . . . . .            0            0         3,649
  Prepayments and Other Current Assets . . . . . . . .        2,707        2,392         3,054
                                                         -----------  -----------  ------------
        Total Current Assets . . . . . . . . . . . . .      111,268       80,124       103,857
                                                         -----------  -----------  ------------
Accounts Receivable - Merchandise. . . . . . . . . . .        2,597        2,552         2,305
                                                         -----------  -----------  ------------
Deferred Debits:
  Gross Receipts and Franchise Taxes . . . . . . . . .        4,768        5,168         4,868
  Environmental Remediation Costs:
    Expended - Net . . . . . . . . . . . . . . . . . .       12,062       12,116        11,773
    Liability for Future Expenditures. . . . . . . . .       21,830       17,598        24,823
  Income Taxes - Flowthrough Depreciation. . . . . . .       15,710       16,688        15,955
  Deferred Postretirement Benefit Costs. . . . . . . .        4,848        7,221         4,726
  Other. . . . . . . . . . . . . . . . . . . . . . . .        9,776       10,939        12,473
                                                         -----------  -----------  ------------
        Total Deferred Debits. . . . . . . . . . . . .       68,994       69,730        74,618
                                                         -----------  -----------  ------------
              Total. . . . . . . . . . . . . . . . . .     $608,439     $560,754      $604,309
                                                         ===========  ===========  ============

See notes to condensed consolidated financial statements.





                   SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
- -----------------------------------------------------------------------------------------------
                                  (In Thousands)
                                                                    March 31,      December 31,
                                                         --------------------------------------
                                                            1996         1995          1995
- ---------------------------------------------------------------------------------  ------------
CAPITALIZATION AND LIABILITIES

Common Equity:
  Common Stock . . . . . . . . . . . . . . . . . . . .      $13,408      $13,399       $13,403
  Premium on Common Stock. . . . . . . . . . . . . . .      110,272      110,122       110,189
  Retained Earnings. . . . . . . . . . . . . . . . . .       45,070       40,857        33,705
                                                         -----------  -----------  ------------
        Total Common Equity. . . . . . . . . . . . . .      168,750      164,378       157,297
                                                         -----------  -----------  ------------
Redeemable Cumulative Preferred Stock:
  South Jersey Gas Company, Par Value
   $100 a share:
    Authorized - 49,104, 50,004
                 and 49,104 shares
    Outstanding -
      Series A, 4.70% -- 4,800, 5,700
                         and 4,800 shares. . . . . . .          480          570           480
      Series B, 8.00% -- 19,242 shares . . . . . . . .        1,924        1,924         1,924
                                                         -----------  -----------  ------------
        Total Preferred Stock. . . . . . . . . . . . .        2,404        2,494         2,404
                                                         -----------  -----------  ------------
Long-Term Debt . . . . . . . . . . . . . . . . . . . .      166,354      180,857       168,721
                                                         -----------  -----------  ------------
Current Liabilities:
  Notes Payable to Banks . . . . . . . . . . . . . . .       65,275       11,100        76,300
  Current Maturities of Long-Term Debt . . . . . . . .        9,360        9,429        14,532
  Accounts Payable . . . . . . . . . . . . . . . . . .       41,909       19,498        44,472
  Customer Deposits. . . . . . . . . . . . . . . . . .        5,684        5,898         5,707
  Gross Receipts & Franchise Taxes Accrued . . . . . .       10,474       12,282             0
  Environmental Remediation Costs. . . . . . . . . . .        6,895        6,130         7,032
  Interest Accrued and
   Other Current Liabilities . . . . . . . . . . . . .       15,637       15,588        11,433
                                                         -----------  -----------  ------------
        Total Current Liabilities. . . . . . . . . . .      155,234       79,925       159,476
                                                         -----------  -----------  ------------
Deferred Credits and Other Non-Current Liabilities:
  Pension and Other Postretirement Benefits. . . . . .        9,880       11,854         9,293
  Accumulated Deferred Income Taxes - Net. . . . . . .       68,364       64,717        68,353
  Investment Tax Credits . . . . . . . . . . . . . . .        6,319        6,710         6,417
  Deferred Revenues:
    Customer Refund Obligation . . . . . . . . . . . .            0        3,500             0
    Other Deferred Revenues. . . . . . . . . . . . . .        9,119       27,877         7,315
  Environmental Remediation Costs. . . . . . . . . . .       14,942       11,493        17,798
  Other. . . . . . . . . . . . . . . . . . . . . . . .        7,073        6,949         7,235
                                                         -----------  -----------  ------------
        Total Deferred Credits
          and Other Non-Current Liabilities. . . . . .      115,697      133,100       116,411
                                                         -----------  -----------  ------------
Commitments and Contingencies (Note 5)

              Total. . . . . . . . . . . . . . . . . .     $608,439     $560,754      $604,309
                                                         ===========  ===========  ============


See notes to condensed consolidated financial statements.



                     SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

              CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
- -------------------------------------------------------------------------------------
                                     (In Thousands)
                                                                    Three Months Ended
                                                                          March 31,
                                                                  -------------------
                                                                    1996       1995
- -------------------------------------------------------------------------------------
Cash Flows from Operating Activities:

   Net Income Applicable to Common Stock. . . . . . . . . . .      15,226     13,217
   Adjustments to Reconcile Net Income to Cash Flows:
     Depreciation, Depletion and Amortization . . . . . . . .       5,377      5,013
     Provision for Losses on Accounts Receivable. . . . . . .         138        173
     Revenues and Fuel Costs Deferred - Net . . . . . . . . .       1,804     18,539
     Deferred and Non-Current Federal Income Taxes
      and Credits - Net . . . . . . . . . . . . . . . . . . .          41        969
     Environmental Remediation Costs - Net. . . . . . . . . .        (289)     1,219
     Write-Down of Impaired Asset . . . . . . . . . . . . . .       1,291          0
     Changes in:
       Accounts Receivable. . . . . . . . . . . . . . . . . .     (26,166)   (10,445)
       Inventories. . . . . . . . . . . . . . . . . . . . . .      13,304     15,445
       Prepayments and Other Current Assets . . . . . . . . .         347        178
       Gross Receipts & Franchise Taxes . . . . . . . . . . .      14,123     12,086
       Accounts Payable and Other Accrued Liabilities . . . .       1,618    (12,177)
     Other - Net. . . . . . . . . . . . . . . . . . . . . . .       1,480        812
                                                                  --------   --------
Net Cash Provided by Operating Activities . . . . . . . . . .      28,294     45,029
                                                                  --------   --------
Cash Flows from Investing Activities:

   Proceeds from Sale of Available-for-Sale Securities. . . .         795          0
   Capital Expenditures, Cost of Removal and Salvage. . . . .      (8,069)    (9,573)
                                                                  --------   --------
Net Cash Used in Investing Activities . . . . . . . . . . . .      (7,274)    (9,573)
                                                                  --------   --------
Cash Flows from Financing Activities:

   Proceeds from Sale of Long-Term Debt . . . . . . . . . . .           0     30,000
   Net Repayments of Lines of Credit. . . . . . . . . . . . .     (11,025)   (69,100)
   Principal Repayments of Long-Term Debt . . . . . . . . . .      (7,539)    (2,301)
   Dividends on Common Stock. . . . . . . . . . . . . . . . .      (3,861)    (3,857)
   Proceeds from Sale of Common Stock . . . . . . . . . . . .          88         46
                                                                  --------   --------
Net Cash Used in Financing Activities . . . . . . . . . . . .     (22,337)   (45,212)
                                                                  --------   --------
Net Decrease in Cash and Cash Equivalents . . . . . . . . . .      (1,317)    (9,756)
Cash and Cash Equivalents at Beginning of Period. . . . . . .       5,587     14,208
                                                                  --------   --------
Cash and Cash Equivalents at End of Period. . . . . . . . . .      $4,270     $4,452
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




          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.
          The condensed consolidated financial statements include the accounts of South Jersey Industries, Inc. (the Company or SJI) and all of its subsidiaries. Certain intercompany transactions, amounting to approximately $1.0 million and $1.8 million for the three-month periods ended March 31, 1996 and 1995, respectively, were not required to be eliminated. Such amounts were capitalized to utility plant or environmental remediation costs on the South Jersey Gas Company (SJG) books of account and are recoverable by SJG through the rate-making process (See Note 5). All other significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made of previously reported amounts to conform with classifications used in the current year. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments and the adjustments described below) necessary for a fair presentation of the financial position and operating results of the Company at the dates and for the periods presented. The businesses of the Company are subject to seasonal fluctuations and, accordingly, this interim financial information should not be considered a basis for estimating the results of operations for the full year.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related disclosures and, therefore, actual results could differ from those estimates.

          In March 1995, the Financial Accounting Standards Board
     (FASB) issued FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Company adopted this statement in 1996. There was no cumulative effect of its adoption on the financial statements of the Company.

          The Company is exploring the potential fair market value of its utility construction and environmental remediation subsidiary, R & T Group, Inc. (R & T). At this time, no definite plan for disposal is in place. Management may develop a formal plan if the results of this process produce a potential purchase at a price considered adequate by the management and Board of Directors of the Company. The Company is required by the adoption of FASB 121 to review the carrying value of its assets. As a result, R & T is required to write down a portion of the value of goodwill associated with the original purchase by SJI. The goodwill was established based on the market conditions at the time of purchase. The write down amounts to $1.3 million and is included in the Company's condensed consolidated statement of income as a component of operation expense, nonutility. If it is determined that a sale is feasible, the resulting gain

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            (CONTINUED)

Note 1.  (Continued)

     or loss from such sale will be recorded at that time.
     R & T's results of operations are not significant to the Company's results of operations.

Note 2.
          The Company has 20,000,000 shares of Common Stock authorized of which the following shares were issued and outstanding:
                                          1996         1995
                                          ----         ----
     Beginning Balance January 1,      10,722,171   10,715,211
     Issued during period:
       Employees' Stock Ownership Plan      3,083        3,501
       Stock Option & Stock
         Appreciation Rights Plan           1,000            0
                                       ----------   ----------
     Ending Balance March 31,          10,726,254   10,718,712
                                       ==========   ==========

          The par value ($1.25 share) of the stock issued in 1996 and 1995 has been credited to Common Stock and the net excess over par value of $83,167 and $41,288 received for such stock for the three months ended March 31, 1996 and 1995, respectively, has been credited to Premium on Common Stock.

          The Company has a Stock Option and Stock Appreciation Rights Plan under which not more than 306,000 shares in the aggregate may be issued to officers and other key employees of the Company and its subsidiaries. No options or stock appreciation rights may be granted under the plan after January 23, 1997. At March 31, 1996 and 1995, the Company had 49,560 and 50,560 options outstanding, respectively, exercisable at prices from $17.16 to $24.69 per share. During the three-month period ended March 31, 1996, 1,000 options were exercised at a price of $17.89 per share. No options were exercised in 1995. No options were granted in 1996 or 1995. No stock appreciation rights have been issued under the plan. The stock options outstanding at March 31, 1996 and 1995 did not have a material effect on the earnings per share calculations.

          Effective January 1, 1996, the Company adopted FASB
     No. 123, "Accounting for Stock-Based Compensation". FASB No. 123 includes certain elective provisions which, if followed, would significantly change the way the Company measures compensation under its stock based compensation plans. However, the Company has elected to continue to measure compensation using the method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, there was no impact of the adoption of FASB No. 123 on the Company's financial position or results of operations.

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            (CONTINUED)

Note 2.  (Continued)

          The Company also has a Dividend Reinvestment and Stock
     Purchase Plan and an Employees' Stock Ownership Plan. Shares of common stock offered through the Plan are currently purchased in the open market.

Note 3.
          There are certain restrictions under various loan agreements as to the amount of cash dividends or other distributions that may be paid on the common stock of certain subsidiaries. At the consolidated level, however, there were no restrictions on the Company's aggregate equity in its subsidiaries' retained earnings which totaled approximately $45.1 million at March 31, 1996.

Note 4.
          The Company and its subsidiaries provide postretirement health care and life insurance benefits to certain retired employees. The aggregate amounts paid during the three-month periods ended March 31, 1996 and 1995 were not material.

          In 1993, the Company adopted FASB No. 106, entitled "Employers' Accounting for Postretirement Benefits Other Than Pensions". This statement requires the Company to accrue the estimated cost of retiree benefit payments during the years the employee provides services. The Company previously expensed the cost of these benefits, which are principally health care, on a pay-as-you-go (PAYGO) basis. The Company has elected to recognize the unfunded transition obligation over a period of 20 years.

          The majority of the Company's costs apply to its utility subsidiary, SJG, which has previously recovered these costs on a PAYGO basis through its rates. As part of SJG's 1994 base rate case settlement, SJG was granted full recovery of the current service cost component of the annual cost in addition to continued recovery of PAYGO costs. The Board of Public Utilities (BPU) also approved recovery of previously deferred 1993 and 1994 service costs over a 5-year period beginning December 1994. Beginning in 1995, an external trust was established for the purpose of contributing costs recovered from the ratepayers as a result of the settlement with the BPU. Gross contributions to this trust totaled
     $2.6 million as of March 31, 1996. SJG is also authorized to continue recording a regulatory asset for the amount by which the cost exceeds the current level recovered in rates. The recovery of this regulatory asset, which amounted to approximately $4.8 million at March 31, 1996, is being addressed in SJG's current base rate case proceeding and it is expected that the recovery will be included in base rates.

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            (CONTINUED)

Note 5.
          SJG, in the normal course of conducting business, has entered into long-term contracts for the supply of natural gas, firm transportation, and long-term firm gas storage service. The earliest expiration of any of the gas supply contracts is 1998. All of the transportation and storage service agreements between SJG and its interstate pipeline suppliers are provided under Federal Energy Regulatory Commission (FERC) approved tariffs. SJG's cumulative obligation for demand charges paid to its suppliers for all of these services is approximately $4.9 million per month which is recovered on a current basis through the Levelized Gas Adjustment Clause (LGAC).

          The Company is subject to claims which arise in the ordinary course of its business and other legal proceedings. Included therewith, a group of Atlantic City casinos filed a petition with the BPU on January 16, 1996 alleging overcharges of over $10.0 million, including interest. Management believes that the ultimate liability with respect to these actions, including the situation set forth above, will not materially affect the financial position of results of operations of the Company.

          The Company has incurred and recorded certain costs for environmental remediation of sites where SJG or predecessor companies operated gas manufacturing plants or a nonutility subsidiary previously operated a fuel oil business. Manufactured gas operations were terminated at all SJG sites more than 30 years ago.

          Since the early 1980's, the Company has recorded environmental remediation costs of $46.3 million, of which $24.5 million has been expended as of March 31, 1996. Management's estimate of the remaining liability of approximately $21.8 million is reflected on the consolidated balance sheet under the captions "Current Liabilities" and "Deferred Credits and Other Non-Current Liabilities". Such amounts have not been adjusted for future insurance recoveries, which management is pursuing. Insurance recoveries amounting to $4.2 million were received through March 31, 1996. These proceeds were first used to offset legal fees incurred in connection with such recovery and the excess was used to reduce the balance of deferred environmental remediation costs. Recorded amounts include estimated costs to be incurred over the next three years based on projected investigation and remediation work plans using existing technologies. Estimates beyond this time cannot be made on a reliable basis due to changing technology, government regulations and site specific requirements and, therefore, have not be recorded. The total costs to be incurred after this 3-year period may be substantial.

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            (CONTINUED)

Note 5.  (Continued)

          The major portion of the recorded environmental remediation costs relate to the remediation of former gas manufacturing sites of SJG which has recorded and expended amounts of $45.4 million and $23.7 million, respectively, through March 31, 1996. SJG has established a regulatory asset for these costs and is recovering its costs as expended over 7-year amortization periods, as authorized by the BPU. SJG has recovered $7.5 million through rates as of March 31, 1996.

Note 6.
          On January 16, 1996, SJG petitioned the BPU for a general base rate increase of approximately $26.5 million based on a proposed rate of return of 10.4 percent, including a 13.0 percent return on equity. As part of this petition, SJG is seeking recovery of its increased expenditures for construction and the additional cost of providing postretirement benefits other than pensions. SJG is also seeking to modify the existing sharing formula for pre-tax interruptible and off-system margins.

Note 7.
          On January 31, 1996, SJG redeemed $1,998,000 of the
     8 1/4% Series due 1996, without premium, and $3,260,000 of the 8 1/2% Series due 1998, with a premium of $22,168.

Note 8.
          On April 1, 1996, SJG redeemed $2,666,668 of the 9.2%
     Series due 1998, with a premium of $62,874.

          On April 10, 1996, SJG received approval from the BPU to increase its rates by approximately $8.0 million or 2.9%, through its LGAC. The primary reason for the LGAC increase was higher natural gas costs incurred by the Company during November and December 1995 due to temperatures that were colder than normal. The BPU also approved an agreement among the parties to the case that the renegotiations of its gas supply agreements were reasonable and that the parties will not challenge the reasonableness or prudence of the agreements as originally made or as renegotiated.

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Results of
          --------------------------------------------------
          Operations and Financial Condition
          ----------------------------------
Overview
- --------
     South Jersey Industries has direct ownership of four wholly owned subsidiaries, South Jersey Gas Company (SJG), Energy & Minerals, Inc. (EMI), South Jersey Energy Company (SJE) and R & T Group, Inc. (R & T). SJG is a natural gas distribution company serving 249,348 customers at March 31, 1996 compared to 243,285 customers at March 31, 1995. EMI is a holding company engaged in the mining and processing of industrial and commercial sands through its principal subsidiary, The Morie Company, Inc. (Morie) and the wholesale marketing of gas through its energy service subsidiary, South Jersey Fuel, Inc. (SJF). R & T companies are engaged in utility construction and environmental remediation through five operating subsidiaries.

     The Company is exploring the potential fair market value of R & T. At this time, no plan for disposal is in place. Management may develop a formal plan if the results of this process produce a potential purchase at a price considered adequate to the management and Board of Directors of the Company. The Company, as required by the adoption of FASB 121, must review the carrying value of its assets. As a result, R & T wrote down the value of goodwill associated with the original purchase by SJI. The goodwill was established based on the market conditions at the time SJI purchased R & T. The write down amounts to $1.3 million and is included in the Company's condensed consolidated statement of income as a component of operation expense, nonutility. If it is determined that a sale is feasible, the resulting gain or loss from such sale will be recorded at that time. R & T's results of operations are not significant to the Company's results of operations (see Note 1 and Item 5). The measurement of the carrying value of assets did not impact cash flow.

     As of March 31, 1996 and 1995, SJG comprised approximately
93% of SJI's assets and, respectively, 88% and 85% of SJI's revenues for the three month periods then ended.

     Seasonal aspects affect reported revenues, operating expenses and cash flows of SJI's subsidiaries. Utility operations are usually greater during the first and fourth quarters of the year, while sand mining operations are usually greater during the second and third quarters of the year.

Competition
- -----------
     SJG franchises are non-exclusive and none of its service territory is presently served by any other natural gas public utility. Competition does exist, however, from suppliers of oil propane and electricity for residential, commercial and industrial users. Also, the market for natural gas services is becoming increasingly subject to competition due to the unbundling of industry services, as well as policies by federal and state agencies designed to promote competition and reduce regulation.

Item 2.   Management's Discussion and Analysis of Results of
          --------------------------------------------------
          Operations and Financial Condition
          ----------------------------------
Competition (Continued)
- -----------
SJG believes it has been a leader in addressing the changing marketplace and maintains its focus on being a lower-cost provider of natural gas in retail distribution of gas and energy services. At the same time, SJI has increased its operations in the area of non-jurisdictional gas sales and has been competing effectively in this relatively new marketplace. SJG, SJE and SJF are each active participants in arranging energy services. The SJI companies will continue to develop creative initiatives and propose meaningful regulatory and tax reforms designed to benefit customers and its shareholders.

     Morie competes with a number of other sand and gravel mining companies in the eastern part of the United States. Competition, transportation costs and the economic conditions affecting its customers are each matters that impact Morie's financial results. Accordingly, Morie, through its top quality product lines, cost controls and strategic planning, maintains its ability to compete effectively in this marketplace. In addition, Morie continues to develop new quality commercial and recreational product lines designed to generate additional revenues.

Energy Adjustment Clauses
- -------------------------
     SJG's tariff structure includes a Levelized Gas Adjustment Clause (LGAC), a Temperature Adjustment Clause (TAC) and a Remediation Adjustment Clause (RAC). Such clauses are designed to: permit adjustments for changes in gas supply costs; reduce the impact of extreme fluctuations in temperatures on SJG and its customers; and recover costs incurred in the remediation of former gas manufacturing plants over seven-year periods. Under the clauses, if actual costs differ from the costs recovered or if temperatures are below or above the standards as determined in the rate tariff structure, amounts are deferred for pass-through to the customers, normally over projected twelve-month periods, as approved by the Board of Public Utilities (BPU). LGAC and RAC adjustments do not directly affect earnings because such costs are adjusted to match corresponding amounts recovered through revenues. TAC adjustments may affect revenue and income since extremely cold weather can generate credits to customers, while extremely warm weather during the winter season can result in additional billings to customers.

Results of Operations:
- ---------------------
Operating Revenues - Utility
- ----------------------------
     Revenues increased $46.8 million for the first quarter of 1996 compared to the same period in 1995. The sales volumes that underlie this change are as follows (in dekatherms [dt]):

Item 2.   Management's Discussion and Analysis of Results of
          --------------------------------------------------
          Operations and Financial Condition
          ----------------------------------
Operating Revenues - Utility (Continued)
- ----------------------------
                                        1996 vs. 1995
                                        -------------

          Firm Sales:
            Residential                   2,008,461
            Commercial                    1,045,002
            Other                           306,768

          Interruptible                    (270,679)

          Transportation                 (1,090,169)

          Nonjurisdictional Sales         3,425,184
                                          ---------
                                          5,424,567
                                          =========

     The utility revenue increase in 1996 also reflects higher purchased gas costs i.e., approximately $3.46 average cost per dt compared to $2.46 in 1995.

     The increase in volumes sold in 1996 was principally due to weather which was approximately 14% colder than 1995.

     Total utility customers on March 31, 1996 was approximately
6,100 higher than 1995.

Operating Revenues - Nonutility
- -------------------------------
     Revenues increased approximately $2.3 million in the first quarter of 1996 compared to the same period in 1995. This increase reflects increased energy related sales by SJF, partially offset by lower Morie and R & T sales. Morie sales were negatively impacted by adverse weather in 1996.


Gas Purchased for Resale
- ------------------------
     Gas supply costs for the first quarter of 1996 increased approximately $39.3 over the same period in 1995. The principal causes for such increase are based on price and volume changes as described under "Operating Revenues - Utility".

     SJG is responsible for securing and maintaining its own gas supplies from producers and other suppliers which are necessary to provide base volumes necessary to serve its customers and provide other services in the conduct of its business.

     SJG has entered into long-term contracts for the supply of natural gas, firm transportation, and long-term firm gas storage service. The earliest expiration of any of these contracts is 1998. All of the transportation and storage service agreements between SJG and its interstate pipeline suppliers are provided under tariffs approved by the Federal Energy Regulatory

Item 2.   Management's Discussion and Analysis of Results of
          --------------------------------------------------
          Operations and Financial Condition
          ----------------------------------
Gas Purchased for Resale (Continued)
- ------------------------
Commission. SJG's cumulative obligations for demand charges for all of these services is approximately $4.9 million per month which is recovered on a current basis through its LGAC.

     Certain supply agreements are entered into with third parties under which SJG has no responsibility except to store natural gas and permit withdrawals by such third parties. A fee is charged for this service by SJG; however, SJG may, at its option, withdraw gas for its own use at pre-defined amounts and unit rates.

Operations - Utility
- --------------------
     A summary of net changes in operation expense for the quarter ended March 31, 1996, compared to the same period in 1995, is as follows (in thousands):

                                        1996 vs. 1995
                                        -------------

          Other Production Expense         $  15
          Transmission                         5
          Distribution                        50
          Accounts and Services              (34)
          Sales                              (40)
          Administration and General        (205)
                                           ------
                                           $(209)
                                           ======

     The 1996 decrease principally reflects lower delinquencies, advertising, salary and salary related costs partially offset by increased regulatory and outside consulting costs.

Other Operating Expenses
- ------------------------
     A summary of principal changes in other operating expenses for the first quarter of 1996, compared to the first quarter of 1995, is as follows (in thousands):

                                        1996 vs. 1995
                                        -------------

          Operations - Nonutility           $4,604
          Depreciation and Depletion           326
          Federal Income Taxes               1,084
          Gross Receipts and
           Franchise Taxes                   2,089

     Operations - Nonutility increased in 1996 due to the effect of the writedown of R & T's goodwill (see "Overview") and higher product costs related to increased sales by SJF, partially offset by the effect of lower product costs due to lower sales by Morie and R & T.

Item 2.   Management's Discussion and Analysis of Results of
          --------------------------------------------------
          Operations and Financial Condition
          ----------------------------------
Other Operating Expenses (Continued)
- ------------------------
     Depreciation and Depletion is higher principally due to increased investment in property, plant and equipment by SJG.

     Federal Income Taxes are higher due to the increase in net income.

     The changes in Gross Receipts and Franchise Taxes is due to changes in volumes of gas sold, the principal basis for this tax.

Interest and Other Charges
- --------------------------
     Interest charges decreased by $8,000 for the quarter ended March 31, 1996, compared to the quarter ended March 31, 1995. The decrease in 1996 is principally due to lower levels of long-term debt outstanding and lower levels of LGAC overcollections, partially offset by the effects of a higher level of short-term debt outstanding and higher short-term interest rates.

Net Income
- ----------
     A summary of changes in net income and average shares of common stock outstanding for the first quarter of 1996, compared to the first quarter of 1995, is as follows:

                                        1996 vs. 1995
                                        -------------

          Net Income (in thousands)         $2,009
                                            ======
          Average Shares of Common
           Stock Outstanding                 6,766
                                            ======

     The details affecting net income are discussed under the appropriate captions above. The increase in net income in 1996 is principally due to higher revenues and increased margins from utility operations resulting from increased sales. Morie and R & T had losses in 1996 which were partially offset by higher earnings of SJF. SJF was an inactive company during the first quarter of 1995.

Item 2.   Management's Discussion and Analysis of Results of
          --------------------------------------------------
          Operations and Financial Condition
          ----------------------------------
Liquidity
- ---------
     The changes in cash flows from operating activities are as follows:
                                              Quarter Ended
                                                March 31,
                                              -------------
                                              1996 vs. 1995
                                              -------------
          Increases/(Decreases)
          Net Income                             $  2,009
          Depreciation, Depletion and
           Amortization                               364
          Writedown of Impaired Assets              1,291
          Revenues and Fuel Costs Deferred        (16,735)
          Deferred and Non-Current Federal
           Income Taxes                              (928)
          Environmental Remediation Costs - Net    (1,508)
          Accounts Receivable                     (15,721)
          Inventories                              (2,141)
          Gross Receipts & Franchise Taxes          2,037
          Accounts Payable and Other Accrued
           Liabilities                             13,795
          Other - Net                                 802
                                                 --------
                                                 $(16,735)
                                                 ========

     Depreciation, depletion and amortization are non-cash charges to income and therefore do not impact cash flow.

     Increases in Revenues and Fuel Costs Deferred reflect the impact of overcollection of fuel costs while decreases reflect the impact of payments or credits to customers for amounts previously overcollected and the undercollection of fuel costs resulting from increases in natural gas costs.

     Increases in Deferred and Non-Current Federal Income Taxes reflect the impact of the excess of taxes accrued over amounts paid while decreases reflect the impact of taxes paid in excess of amounts accrued.

     Changes in Environmental Remediation Costs - Net represent the impact of the difference between amounts collected under the RAC clause and through insurance recoveries, and remediation expenditures.

     Changes in Accounts Receivable balances are generally weather related with Accounts Receivable being higher during the winter months and lower in other months. Such increases generate cash flows when collected in subsequent periods.

     Changes in inventory levels reflect the impact of seasonal requirements and price changes. SJG gas inventory levels are usually built up in anticipation of winter season requirements while Morie inventory levels are usually built up during the

Item 2.   Management's Discussion and Analysis of Results of
          --------------------------------------------------
          Operations and Financial Condition
          ----------------------------------
Liquidity (Continued)
- ---------
winter months in order to service customers during the months when sand mining operations are curtailed. Increases in inventory accounts reflect the outlays for inventory build up while decreases reflect the recovery of such costs through sales.

     Changes in Gross Receipts & Franchise Taxes reflect the impact of the excess of taxes accrued over taxes paid. However, there are significant timing differences in cash flows during the year since SJG must pay the full year's tax on April 1 of each year and amortize any prepaid tax over the remainder of the year, generally on the basis of gas volumes sold. SJG uses short-term borrowings to make such tax payments and, accordingly, this results in a temporary increase in the level of short-term debt. The carrying costs for such timing differences are recovered in base utility rates.

     Changes in Accounts Payable and Other Current Liabilities reflect the impact of timing differences between when costs are incurred and accrued and when they are paid. Accounts Payable balances are generally higher during the first and last quarters of the year principally reflecting the impact of increased gas purchases related to winter sales. Accounts Payable balances and cash flows are also influenced by construction expenditures. Decreases in Accounts Payable balances represent cash outlays towards amounts previously accrued.

     Cash flow from nonutility operations is generally retained in the nonutility companies with amounts in excess of cash requirements being passed up to the company either as dividends or as temporary short-term loans. Such activities are not considered material in relation to the financial statements taken as a whole.

Short-Term Lines of Credit
- --------------------------
     Short-term bank lines of credit aggregate $155.0 million of which $89.725 million was unused at March 31, 1996. The credit lines are uncommitted and unsecured, with borrowings thereunder being effected for various terms of less than one year at interest rates below the prime rate of interest, in effect at the time of borrowing.

Regulatory Assets
- -----------------
     The adoption of FASB No. 109, "Accounting for Income Taxes" in 1993 primarily resulted in the creation of a regulatory asset and a deferred income tax liability. As the amortization of the asset occurs, it will be recovered through rates over an 18-year period. Also, FASB No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", adopted by the company in 1993, requires an accrual basis of accounting for retiree benefit payments during the years of employment. The actuarially computed unfunded transition obligation, as measured in accordance with the statement, is estimated at $15.9 million. The company has elected to recognize the unfunded transition

Item 2.   Management's Discussion and Analysis of Results of
          --------------------------------------------------
          Operations and Financial Condition
          ----------------------------------
Regulatory Assets (Continued)
- -----------------
obligation over a 20-year period which began in 1993. The majority of the postretirement benefit costs apply to SJG, which had previously recovered these costs through rates on a pay-as-you-go basis. The BPU order of December 1994 provides for partial recovery of costs associated with FASB No. 106 and prescribes continued deferral of unrecovered costs amounting to $4.8 million at March 31, 1996. Any remaining balance is being addressed in SJG's pending rate case (See Note 4). Also, beginning in 1995, an external trust was established for the purpose of contributing costs recovered from ratepayers resulting from the settlement with the BPU. Gross contributions to the trust were $2.6 million as of March 31, 1996. It is estimated that an additional $1.6 million will be contributed to the trust in 1996.

     Since the early 1980's, the company has recorded environmental remediation costs of $46.3 million, of which $24.5 million has been expended as of March 31, 1996. The remaining liability of approximately $21.8 million is reflected in the balance sheet under the captions "Current Liabilities" and "Deferred Credits and Other Non-Current Liabilities". Such amounts have not been adjusted for future insurance recoveries, which management is pursuing. SJG has realized insurance recoveries of $4.2 million which were offset against legal costs and deferred remediation costs. Recorded amounts include estimated costs to be incurred over the next three years based on projected investigation and remediation work plans using existing technologies. Estimates beyond this time cannot be made on a reliable basis due to changing technology, government regulations and site-specific requirements and, therefore, have not been recorded; however, the total costs to be incurred may be substantial. The major portion of such costs relate to the remediation of former gas manufacturing sites of SJG, which has recorded and expended amount of $45.4 million and $23.7 million, respectively, through March 31, 1996. SJG has established a regulatory asset for these costs and is recovering such costs over seven-year amortization periods, as authorized by the BPU. SJG has recovered $7.5 million through rates as of March 31, 1996.

     A group of Atlantic City casinos filed a petition with the BPU on January 16, 1996 alleging overcharges of over $10 million, including interest. Management believes its charges were made in accordance with its approved tariff, and, as such, it will prevail in this litigation.

Capital Resources
- -----------------
     The company has a continuing need for cash resources and capital, primarily to invest in new and replacement equipment and facilities for its utility subsidiary. Total construction expenditures for 1996 are estimated at $48.9 million and the company expended approximately $8.1 million for the three months ended March 31, 1996. Construction expenditures for 1997 and 1998 are estimated at approximately $53.5 million and $50.3 million, respectively. Such investments are expected to be funded from

Item 2.   Management's Discussion and Analysis of Results of
          --------------------------------------------------
          Operations and Financial Condition
          ----------------------------------
Capital Resources (Continued)
- -----------------
several sources, including cash generated by operations, temporary use of short-term debt, sale of first mortgage bonds, sale of common stock and capital leases.

     On January 16, 1996, SJG petitioned the BPU for a general base rate increase of approximately $26.5 million based on an overall rate of return of 10.4 percent and a 13.0 percent return on equity. As part of this petition, SJG is seeking recovery of its increased expenditures for construction and the additional cost of providing postretirement benefits other than pensions (see
Note 6).

     On January 31, 1996, SJG redeemed a total of $5,258,000 of its 8 1/4% Series First Mortgage Bonds maturing in 1996 and 1998 (see Note 7). On April 1, 1996, SJG redeemed the remaining balance of its 9.20% Series due 1998, amounting to $2,667,000.

     In January 1995, SJG issued $30.0 million of 8.6% Debenture
Notes maturing February 1, 2010.

Summary
- -------
     The company is confident it will have sufficient cash flow to meet its operating, capital and dividend needs and is taking and will take such actions necessary to employ its resources carefully.

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

Item 5.   Other Information
          -----------------
          The Company is exploring the potential fair market value of its utility construction and environmental remediation subsidiary, R & T Group, Inc., and its sand mining and distribution subsidiary, The Morie Company, Inc. At this time, no plan for disposal is in place. Management may develop a formal plan if the results of this process produce a potential purchase at a price considered adequate to the management and Board of Directors of the Company.

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



                               SOUTH JERSEY INDUSTRIES, INC.
                                        (Registrant)



Dated:  May 13, 1996         By:  /s/ Gerald S. Levitt
                                 -------------------------------
                                   Gerald S. Levitt
                                   Vice President and
                                   Chief Financial Officer





Dated:  May 13, 1996         By:  /s/ Richard B. Tonielli
                                 -------------------------------
                                   Richard B. Tonielli
                                   Treasurer

                   SOUTH JERSEY INDUSTRIES, INC.

                         Index to Exhibits


  Exhibit
  Number                             Description
  -------                            -----------

    27                Financial Data Schedule

                      (Submitted only in electronic format to the Securities and Exchange Commission).