Form 10-Q
period 1996-06-30
SOUTH JERSEY INDUSTRIES INC
filed 1996-08-13
CIK 91928

Page 1 of 26


              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 or 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1996

Commission File Number 1-6364

                    SOUTH JERSEY INDUSTRIES, INC.
- -----------------------------------------------------------------
(Exact name of registrant as specified in its charter)

       New Jersey                                 22-1901645
- -----------------------------------------------------------------
(State or other jurisdiction of              (I.R.S. Employer's
 incorporation of organization)             Identification No.)

  Number One South Jersey Plaza, Route 54, Folsom, NJ    08037
- -----------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

                          (609) 561-9000
- -----------------------------------------------------------------
(Registrant's telephone number, including area code)

- -----------------------------------------------------------------
Former name, former address, and former fiscal year, if changed since last report


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                     Yes   X      No
                         ----        ----

As of August 13, 1996, there were 10,730,832 shares of the registrant's common stock outstanding.


                     Exhibit Index on page 26

                 PART I  -  FINANCIAL INFORMATION


Item 1.  Financial Statements  --  See Pages 3 through 13


                   SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
               CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
- -------------------------------------------------------------------------------
                       (In Thousands Except for Share Data)
                                                           Three Months Ended
                                                                 June 30
                                                      -------------------------
                                                         1996          1995
- -------------------------------------------------------------------------------
Operating Revenues:
  Utility. . . . . . . . . . . . . . . . . . . . .       $53,531       $49,246
  Nonutility . . . . . . . . . . . . . . . . . . .         9,720        10,273
                                                      -----------   -----------
      Total Operating Revenues . . . . . . . . . .        63,251        59,519
                                                      -----------   -----------
Operating Expenses:
  Gas Purchased for Resale . . . . . . . . . . . .        30,266        25,888
  Operations - Utility . . . . . . . . . . . . . .        10,230        10,187
               Nonutility. . . . . . . . . . . . .         9,191         9,625
  Maintenance. . . . . . . . . . . . . . . . . . .         1,496         1,564
  Depreciation . . . . . . . . . . . . . . . . . .         4,055         3,743
  Federal Income Taxes . . . . . . . . . . . . . .          (917)         (593)
  Gross Receipts & Franchise Taxes . . . . . . . .         4,897         4,446
  Other Taxes. . . . . . . . . . . . . . . . . . .           843           881
                                                      -----------   -----------
      Total Operating Expenses . . . . . . . . . .        60,061        55,741
                                                      -----------   -----------
Operating Income . . . . . . . . . . . . . . . . .         3,190         3,778

Interest and Other Charges . . . . . . . . . . . .         5,093         5,269
                                                      -----------   -----------
Loss from Continuing Operations. . . . . . . . . .        (1,903)       (1,491)
                                                      -----------   -----------
Discontinued Operations, Net of Taxes:
  Income from Discontinued Operations. . . . . . .         1,135         1,332
                                                      -----------   -----------
Net Loss Applicable to Common Stock. . . . . . . .          (768)         (159)
                                                      ===========   ===========
Average Shares of Common Stock Outstanding . . . .    10,728,294    10,718,712
                                                      ===========   ===========
Income(Loss) Per Common Share:
  Continuing Operations. . . . . . . . . . . . . .        ($0.18)       ($0.14)
  Discontinued Operations. . . . . . . . . . . . .          0.11          0.13
                                                      -----------   -----------
     Loss Per Common Share . . . . . . . . . . . .        ($0.07)       ($0.01)
                                                      ===========   ===========
Dividends Declared Per Common Share. . . . . . . .         $0.36         $0.36
                                                      ===========   ===========

See notes to condensed consolidated financial statements.


                   SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
               CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
- -------------------------------------------------------------------------------
                          (In Thousands Except for Share Data)
                                                             Six Months Ended
                                                                 June 30
                                                      -------------------------
                                                         1996          1995
- -------------------------------------------------------------------------------
Operating Revenues:
  Utility. . . . . . . . . . . . . . . . . . . . .      $192,876      $141,803
  Nonutility . . . . . . . . . . . . . . . . . . .        23,486        20,566
                                                      -----------   -----------
      Total Operating Revenues . . . . . . . . . .       216,362       162,369
                                                      -----------   -----------
Operating Expenses:
  Gas Purchased for Resale . . . . . . . . . . . .       109,031        65,382
  Operations - Utility . . . . . . . . . . . . . .        19,848        20,014
               Nonutility. . . . . . . . . . . . .        23,707        19,417
  Maintenance. . . . . . . . . . . . . . . . . . .         2,954         2,976
  Depreciation . . . . . . . . . . . . . . . . . .         8,049         7,408
  Federal Income Taxes . . . . . . . . . . . . . .         7,670         6,658
  Gross Receipts & Franchise Taxes . . . . . . . .        19,370        16,829
  Other Taxes. . . . . . . . . . . . . . . . . . .         1,871         1,830
                                                      -----------   -----------
      Total Operating Expenses . . . . . . . . . .       192,500       140,515
                                                      -----------   -----------
Operating Income . . . . . . . . . . . . . . . . .        23,863        21,854

Interest and Other Charges . . . . . . . . . . . .        10,075        10,217
                                                      -----------   -----------
Income from Continuing Operations. . . . . . . . .        13,787        11,637
                                                      -----------   -----------
Discontinued Operations, Net of Taxes:
  Income from Discontinued Operations. . . . . . .           672         1,422
                                                      -----------   -----------
Net Income Applicable to Common Stock. . . . . . .       $14,459       $13,059
                                                      ===========   ===========
Average Shares of Common Stock Outstanding . . . .    10,726,346    10,718,172
                                                      ===========   ===========
Earnings Per Common Share:
  Continuing Operations. . . . . . . . . . . . . .         $1.29         $1.09
  Discontinued Operations. . . . . . . . . . . . .          0.06          0.13
                                                      -----------   -----------
     Earnings Per Common Share . . . . . . . . . .         $1.35         $1.22
                                                      ===========   ===========
Dividends Declared Per Common Share. . . . . . . .         $0.72         $0.72
                                                      ===========   ===========

See notes to condensed consolidated financial statements.



                   SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
- -----------------------------------------------------------------------------------------------
                                  (In Thousands)
                                                                    June 30,       December 31,
                                                         --------------------------------------
                                                            1996         1995          1995
- ---------------------------------------------------------------------------------  ------------
ASSETS

Property, Plant & Equipment:
  Utility Plant, at original cost. . . . . . . . . . .     $557,944     $527,806      $542,724
    Accumulated Depreciation & Amortization. . . . . .     (151,536)    (141,003)     (145,954)
  Nonutility Property & Equipment, at cost . . . . . .       13,975       60,768        60,665
    Accumulated Depreciation & Depletion . . . . . . .       (5,625)     (33,301)      (34,736)
                                                         -----------  -----------  ------------
        Property, Plant & Equipment - Net. . . . . . .      414,758      414,270       422,699
                                                         -----------  -----------  ------------
Investments:
  Available-for-Sale Securities. . . . . . . . . . . .           42          830           830
  Investment in Limited Liability Company. . . . . . .         1034            0             0
                                                         -----------  -----------  ------------
        Total Investments. . . . . . . . . . . . . . .        1,076          830           830
                                                         -----------  -----------  ------------
Current Assets:
  Cash and Cash Equivalents. . . . . . . . . . . . . .        2,218          960         5,587
  Accounts Receivable. . . . . . . . . . . . . . . . .       40,043       35,477        44,909
  Unbilled Revenues. . . . . . . . . . . . . . . . . .        3,629        3,418        20,860
  Provision for Uncollectibles . . . . . . . . . . . .       (1,102)      (1,003)         (982)
  Natural Gas in Storage, average cost . . . . . . . .       11,581       11,549        14,763
  Materials and Supplies, average cost . . . . . . . .        3,935       11,811        12,017
  Assets Held for Disposal . . . . . . . . . . . . . .       28,811            0             0
  Prepaid Gross Receipts & Franchise Taxes . . . . . .       13,217       15,518         3,649
  Prepayments and Other Current Assets . . . . . . . .        3,121        3,885         3,054
                                                         -----------  -----------  ------------
        Total Current Assets . . . . . . . . . . . . .      105,453       81,615       103,857
                                                         -----------  -----------  ------------
Accounts Receivable - Merchandise. . . . . . . . . . .        2,296        2,377         2,305
                                                         -----------  -----------  ------------
Deferred Debits:
  Gross Receipts and Franchise Taxes . . . . . . . . .        4,668        5,068         4,868
  Environmental Remediation Costs:
    Expended - Net . . . . . . . . . . . . . . . . . .       13,516       11,244        11,773
    Liability for Future Expenditures. . . . . . . . .       23,099       17,065        24,823
  Income Taxes - Flowthrough Depreciation. . . . . . .       15,466       16,444        15,955
  Deferred Postretirement Benefit Costs. . . . . . . .        5,000        7,721         4,726
  Other. . . . . . . . . . . . . . . . . . . . . . . .        9,162       10,348        12,473
                                                         -----------  -----------  ------------
        Total Deferred Debits. . . . . . . . . . . . .       70,911       67,890        74,618
                                                         -----------  -----------  ------------
              Total. . . . . . . . . . . . . . . . . .     $594,494     $566,982      $604,309
                                                         ===========  ===========  ============

See notes to condensed consolidated financial statements.



                   SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
- -----------------------------------------------------------------------------------------------
                                  (In Thousands)
                                                                    June 30,       December 31,
                                                         --------------------------------------
                                                            1996         1995          1995
- ---------------------------------------------------------------------------------  ------------
CAPITALIZATION AND LIABILITIES

Common Equity:
  Common Stock . . . . . . . . . . . . . . . . . . . .      $13,413      $13,400       $13,403
  Premium on Common Stock. . . . . . . . . . . . . . .      110,358      110,152       110,189
  Retained Earnings. . . . . . . . . . . . . . . . . .       13,413       13,400        33,705
                                                         -----------  -----------  ------------
        Total Common Equity. . . . . . . . . . . . . .      164,212      160,391       157,297
                                                         -----------  -----------  ------------
Redeemable Cumulative Preferred Stock:
  South Jersey Gas Company, Par Value
   $100 a share:
    Authorized - 48,204, 49,104
                 and 49,104 shares
    Outstanding -
      Series A, 4.70% -- 3,900, 4,800
                         and 4,800 shares. . . . . . .          390          480           480
      Series B, 8.00% -- 19,242 shares . . . . . . . .        1,924        1,924         1,924
                                                         -----------  -----------  ------------
        Total Preferred Stock. . . . . . . . . . . . .        2,314        2,404         2,404
                                                         -----------  -----------  ------------
Long-Term Debt . . . . . . . . . . . . . . . . . . . .      150,733      178,390       168,721
                                                         -----------  -----------  ------------
Current Liabilities:
  Notes Payable to Banks . . . . . . . . . . . . . . .       92,775       41,850        76,300
  Current Maturities of Long-Term Debt . . . . . . . .       20,276        9,393        14,532
  Accounts Payable . . . . . . . . . . . . . . . . . .       25,543       26,765        44,472
  Customer Deposits. . . . . . . . . . . . . . . . . .        5,545        5,733         5,707
  Environmental Remediation Costs. . . . . . . . . . .        6,999        6,933         7,032
  Interest Accrued and
   Other Current Liabilities . . . . . . . . . . . . .       11,990       11,680        11,433
                                                         -----------  -----------  ------------
        Total Current Liabilities. . . . . . . . . . .      163,128      102,354       159,476
                                                         -----------  -----------  ------------
Deferred Credits and Other Non-Current Liabilities:
  Pension and Other Postretirement Benefits. . . . . .        9,487       11,649         9,293
  Accumulated Deferred Income Taxes - Net. . . . . . .       69,217       66,004        68,353
  Investment Tax Credits . . . . . . . . . . . . . . .        6,222        6,612         6,417
  Deferred Revenues. . . . . . . . . . . . . . . . . .        6,636       21,672         7,315
  Environmental Remediation Costs. . . . . . . . . . .       16,103       10,151        17,798
  Other. . . . . . . . . . . . . . . . . . . . . . . .        6,442        7,355         7,235
                                                         -----------  -----------  ------------
        Total Deferred Credits
          and Other Non-Current Liabilities. . . . . .      114,107      123,443       116,411
                                                         -----------  -----------  ------------
Commitments and Contingencies (Note 5)

              Total. . . . . . . . . . . . . . . . . .     $594,494     $566,982      $604,309
                                                         ===========  ===========  ============

See notes to condensed consolidated financial statements.



                     SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
              CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
- -------------------------------------------------------------------------------------
                                     (In Thousands)
                                                                   Six Months Ended
                                                                       June 30,
                                                                  -------------------
                                                                    1996       1995
- -------------------------------------------------------------------------------------
Cash Flows from Operating Activities:

   Net Income Applicable to Common Stock. . . . . . . . . . .      14,459     13,059
   Adjustments to Reconcile Net Income to Cash Flows:
     Depreciation, Depletion and Amortization . . . . . . . .       9,592     10,162
     Provision for Losses on Accounts Receivable. . . . . . .         665        467
     Revenues and Fuel Costs Deferred - Net . . . . . . . . .        (679)     8,834
     Deferred and Non-Current Federal Income Taxes
      and Credits - Net . . . . . . . . . . . . . . . . . . .         517      1,912
     Environmental Remediation Costs - Net. . . . . . . . . .      (1,747)     2,085
     Write-Down of Impaired Asset . . . . . . . . . . . . . .       1,291          0
     Changes in:
       Accounts Receivable. . . . . . . . . . . . . . . . . .      16,498     11,017
       Inventories. . . . . . . . . . . . . . . . . . . . . .       3,103      5,717
       Prepayments and Other Current Assets . . . . . . . . .      (1,371)      (977)
       Gross Receipts & Franchise Taxes . . . . . . . . . . .      (9,568)   (15,714)
       Accounts Payable and Other Accrued Liabilities . . . .     (14,876)    (8,983)
       Assets Held for Disposal . . . . . . . . . . . . . . .        (701)         0
     Other - Net. . . . . . . . . . . . . . . . . . . . . . .       1,001      1,358
                                                                  --------   --------
Net Cash Provided by Operating Activities . . . . . . . . . .      18,184     28,937
                                                                  --------   --------
Cash Flows from Investing Activities:

   Investment in Limited Liability Company. . . . . . . . . .      (1,034)         0
   Proceeds from Sale of Available-for-Sale Securities. . . .         795          0
   Capital Expenditures, Cost of Removal and Salvage. . . . .     (17,590)   (21,301)
                                                                  --------   --------
Net Cash Used in Investing Activities . . . . . . . . . . . .     (17,829)   (21,301)
                                                                  --------   --------
Cash Flows from Financing Activities:

   Proceeds from Sale of Long-Term Debt . . . . . . . . . . .           0     30,000
   Net Borrowings from (Repayments of) Lines of Credit. . . .      16,475    (38,350)
   Principal Repayments of Long-Term Debt . . . . . . . . . .     (12,565)    (4,804)
   Dividends on Common Stock. . . . . . . . . . . . . . . . .      (7,723)    (7,717)

   Repurchase of Preferred Stock. . . . . . . . . . . . . . .         (90)       (90)
                                                                  --------   --------
Net Cash Used in Financing Activities . . . . . . . . . . . .      (3,724)   (20,884)
                                                                  --------   --------
Net Decrease in Cash and Cash Equivalents . . . . . . . . . .      (3,369)   (13,248)
Cash and Cash Equivalents at Beginning of Period. . . . . . .       5,587     14,208
                                                                  --------   --------
Cash and Cash Equivalents at End of Period. . . . . . . . . .      $2,218       $960
                                                                  ========   ========

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
   During 1996 and 1995, a capital lease obligation of $321 and $46 was incurred by R & T Group, Inc. in connection with its Master Lease Agreement for various items of construction equipment.

See notes to condensed consolidated financial statements.

                                       - 7 -

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 1.
          The condensed consolidated financial statements include the accounts of South Jersey Industries, Inc. (the Company or SJI) and all of its subsidiaries. Certain intercompany transactions, amounting to approximately $1.6 million and $1.9 million for the three-month periods and $2.6 million and $3.7 million for the six-month periods ended June 30, 1996 and 1995, respectively, were not required to be eliminated. Such amounts were capitalized to utility plant or environmental remediation costs on the South Jersey Gas Company (SJG) books of account and are recoverable by SJG through the rate-making process (See Notes 5 & 6). All other significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made of previously reported amounts to conform with classifications used in the current year. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments and the adjustments described below) necessary for a fair presentation of the financial position and operating results of the Company at the dates and for the periods presented. The businesses of the Company are subject to seasonal fluctuations and, accordingly, this interim financial information should not be considered a basis for estimating the results of operations for the full year.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related disclosures and, therefore, actual results could differ from those estimates.

          On July 10, 1996, the Company entered into a non-binding letter of intent to sell its sand mining and processing subsidiary, The Morie Company, Inc. (Morie). At this time, negotiations for the sale are in the initial stages and no binding agreement is in place. The Company is reporting Morie as a discontinued operation in accordance with Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations - Reporting the Results of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions".
     Accordingly, the condensed consolidated financial statements have been reclassified to report separately the operating results and net assets of Morie. The Company's prior year operating results have been reclassified to reflect continuing operations.

          The assets held for sale, net of applicable liabilities, have been reclassified as "Assets Held for Disposal" in the current asset section of the condensed consolidated balance sheet. These net assets consist primarily of net working capital and net property, plant and equipment. Also, the

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                            (CONTINUED)

Note 1.  (Continued)

     long-term debt of Energy & Minerals, Inc. (EMI), Morie's parent company, and the senior notes of R & T Group, Inc.
     (R & T) have been reclassified to current debt in the condensed consolidated balance sheet. EMI's debt is collateralized by Morie's assets to be sold. R & T's notes, by contract, are required to be paid off when Morie is sold.

          Operating results of the discontinued operation were as follows (in thousands):

                        Three Months Ended    Six Months Ended
                             June 30,             June 30,
                           1996     1995        1996     1995
                         -------  -------     -------  -------
     Total Revenues      $ 9,327  $ 9,416     $15,855  $17,108
                         -------  -------     -------  -------
     Income before Taxes   1,727    1,895       1,034    2,093

     Income Taxes            592      563         362      671
                         -------  -------     -------  -------
     Income from
      Operations         $ 1,135  $ 1,332     $   672  $ 1,422
                         =======  =======     =======  =======

          In March 1995, the Financial Accounting Standards Board
     (FASB) issued FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Company adopted this statement in 1996. There was no cumulative effect of its adoption on the financial statements of the Company.

          The Company is exploring the potential fair market value of its utility construction and environmental remediation subsidiary, R & T Group, Inc. (R & T). At this time, no definite plan for disposal is in place. Management may develop a formal plan if the results of this process produce a potential purchase at a price considered adequate by the management and Board of Directors of the Company. The Company is required by the adoption of FASB 121 to review the carrying value of its assets. As a result, R & T wrote down a portion of the value of goodwill associated with the original purchase by SJI. The goodwill was established based on the market conditions at the time of purchase. The write down amounted to $1.3 million, and is included in the Company's condensed consolidated statement of income as a component of operation expense, nonutility for the six-month period ended June 30, 1996. If it is determined that a sale is feasible, the resulting gain or loss from such sale will be recorded at that time. R & T's results of operations are not significant to the Company's results of operations.

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            (CONTINUED)


Note 2.
          The Company has 20,000,000 shares of Common Stock authorized of which the following shares were issued and outstanding:
                                          1996         1995
                                          ----         ----
     Beginning Balance January 1,      10,722,171   10,715,211
     Issued during period:
       Employees' Stock Ownership Plan      4,601        5,025
       Stock Option & Stock
         Appreciation Rights Plan           4,060            0
                                       ----------   ----------
     Ending Balance June 30,           10,730,832   10,720,236
                                       ==========   ==========

          The par value ($1.25 share) of the stock issued in 1996 and 1995 has been credited to Common Stock and the net excess over par value of $169,114 and $70,597 received for such stock for the six months ended June 30, 1996 and 1995, respectively, has been credited to Premium on Common Stock.

          The Company has a Stock Option and Stock Appreciation Rights Plan under which not more than 306,000 shares in the aggregate may be issued to officers and other key employees of the Company and its subsidiaries. No options or stock appreciation rights may be granted under the plan after January 23, 1997. At June 30, 1996 and 1995, the Company had 46,500 and 50,560 options outstanding, respectively, exercisable at prices from $17.16 to $24.69 per share.
     During the six-month period ended June 30, 1996, 4,060 options were exercised at a price of $17.89 per share. No options were exercised in 1995. No options were granted in 1996 or 1995. No stock appreciation rights have been issued under the plan. The stock options outstanding at June 30, 1996 and 1995 did not have a material effect on the earnings per share calculations.

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

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            (CONTINUED)


Note 3.
          There are certain restrictions under various loan agreements as to the amount of cash dividends or other distributions that may be paid on the common stock of certain subsidiaries. At the consolidated level, however, there were no restrictions on the Company's aggregate equity in its subsidiaries' retained earnings which totaled approximately $40.4 million at June 30, 1996.

Note 4.
          The Company and its subsidiaries provide postretirement health care and life insurance benefits to certain retired employees. The aggregate amounts paid during the three-month and six-month periods ended June 30, 1996 and 1995 were not material.

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

          The majority of the Company's costs apply to its utility subsidiary, SJG, which has previously recovered these costs on a PAYGO basis through its rates. As part of SJG's 1994 base rate case settlement, SJG was granted full recovery of the current service cost component of the annual cost in addition to continued recovery of PAYGO costs. The Board of Public Utilities (BPU) also approved recovery of previously deferred 1993 and 1994 service costs over a 5-year period beginning December 1994. Beginning in 1995, an external trust was established for the purpose of contributing costs recovered from the ratepayers as a result of the settlement with the BPU. Gross contributions to this trust totaled
     $3.2 million as of June 30, 1996. SJG is also authorized to continue recording a regulatory asset for the amount by which the cost exceeds the current level recovered in rates. The recovery of this regulatory asset, which amounted to approximately $5.0 million at June 30, 1996, is being addressed in SJG's current base rate case proceeding and it is expected that the recovery will be included in base rates.

Note 5.
          SJG, in the normal course of conducting business, has entered into long-term contracts for the supply of natural gas, firm transportation, and long-term firm gas storage service. The earliest expiration of any of the gas supply contracts is 1998. All of the transportation and storage

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            (CONTINUED)


Note 5.  (Continued)

     service agreements between SJG and its interstate pipeline suppliers are provided under Federal Energy Regulatory Commission (FERC) approved tariffs. SJG's cumulative obligation for demand charges paid to its suppliers for all of these services is approximately $5.0 million per month which is recovered on a current basis through the Levelized Gas Adjustment Clause (LGAC).

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

          Since the early 1980's, the Company has recorded environmental remediation costs of $49.6 million, of which $26.5 million has been expended as of June 30, 1996. Management's estimate of the remaining liability of approximately $23.1 million is reflected on the consolidated balance sheet under the captions "Current Liabilities" and "Deferred Credits and Other Non-Current Liabilities". Such amounts have not been adjusted for future insurance recoveries, which management is pursuing. Insurance recoveries amounting to $4.2 million were received through June 30, 1996. These proceeds were first used to offset legal fees incurred in connection with such recovery and the excess was used to reduce the balance of deferred environmental remediation costs. Recorded amounts include estimated costs to be incurred over the next three years based on projected investigation and remediation work plans using existing technologies. Estimates beyond this time cannot be made on a reliable basis due to changing technology, government regulations and site specific requirements and, therefore, have not be recorded. The total costs to be incurred after this 3-year period may be substantial.

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            (CONTINUED)


Note 5.  (Continued)

          The major portion of the recorded environmental remediation costs relate to the remediation of former gas manufacturing sites of SJG which has recorded and expended amounts of $48.7 million and $25.7 million, respectively, through June 30, 1996. SJG has established a regulatory asset for these costs and is recovering its costs as expended over 7-year amortization periods, as authorized by the BPU. SJG has recovered $8.0 million through rates as of June 30, 1996.

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

          On April 10, 1996, SJG received approval from the BPU to increase its rates by approximately $8.0 million, or 2.9%, through its LGAC. The primary reason for the LGAC increase was higher natural gas costs incurred by the Company during November and December 1995 due to weather that was colder than normal. The BPU also approved an agreement among the parties to the case that the renegotiations of its gas supply agreements were reasonable and that the parties will not challenge the reasonableness or prudence of the agreements as originally made or as renegotiated.

          On June 20, 1996, SJG received approval from the BPU to recover environmental remediation costs incurred during the two-year period ended July 31, 1995 totaling $1.5 million, net of insurance recoveries (See Note 5).

Note 7.
          On January 31, 1996, SJG redeemed $1,998,000 of its
     8 1/4% Series First Mortgage Bonds due 1996, without premium, and $3,260,000 of its 8 1/4% Series First Mortgage Bonds due
     1998, with a premium of $22,168.

          On April 1, 1996, SJG redeemed $2,666,668 of its 9.2%
     Series First Mortgage Bonds due 1998, with a premium of $62,874.

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Overview

     South Jersey Industries has direct ownership of four wholly owned subsidiaries, South Jersey Gas Company (SJG), Energy & Minerals, Inc. (EMI), South Jersey Energy Company (SJE) and R & T Group, Inc. (R & T). SJG is a natural gas distribution company serving 250,721 customers at June 30, 1996 compared to 244,955 customers at June 30, 1995. EMI is a holding company engaged in the mining and processing of industrial and commercial sands through its principal subsidiary, The Morie Company, Inc. (Morie) and the wholesale marketing of gas through its energy service subsidiary, South Jersey Fuel, Inc. (SJF). SJE provides services for the acquisition and transportation of natural gas for industrial and commercial users. R & T companies are engaged in utility construction and environmental remediation through five operating subsidiaries.

     SJI has reached an agreement in principle for the sale of Morie. The accompanying financial statements, in accordance with Accounting Principles Board Opinion No. 30, report assets and results of operations under the classification of discontinued operations. Should such sale be consummated, the proceeds to be received are expected to exceed the net carrying value of the assets to be sold.

     The Company is exploring the potential fair market value of R & T. At this time, no definite plan for disposal is in place. Management may develop a formal plan if the results of this process produce a potential purchase at a price considered adequate to the management and Board of Directors of the Company. The Company is required by the adoption of FASB 121 to review the carrying value of its assets. As a result, R & T wrote down a portion of the value of goodwill associated with the original purchase by SJI in the first quarter of 1996. The goodwill was established based on the market conditions at the time SJI purchased R & T. The write down amounted to $1.3 million and is included in the Company's condensed consolidated statement of income as a component of operation expense, nonutility for the six-month period ended June 30, 1996. If it is determined that a sale is feasible, the resulting gain or loss from such sale will be recorded at that time. The write down of the carrying value of assets did not impact cash flow. R & T's results of operations are not significant to the Company's results of operations.

     SJG comprised the following percentages of SJI's assets and revenues:

                                              1996     1995

     Assets at June 30                         94%      93%

     Revenues:
       Three month period ended June 30        85%      83%
       Six month period ended June 30          90%      88%

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Overview (Continued)

     Seasonal aspects affect reported revenues, operating expenses and cash flows of SJI's subsidiaries. Utility operations are usually greater during the first and fourth quarters of the year, while sand mining operations are usually greater during the second and third quarters of the year.

Competition

     SJG franchises are non-exclusive and none of its service territory is presently served by any other natural gas public utility. Competition does exist, however, from suppliers of oil, propane and electricity for residential, commercial and industrial users. Also, the market for natural gas services is becoming increasingly subject to competition due to the unbundling of industry services, as well as policies by federal and state agencies designed to promote competition and reduce regulation. SJG believes it has been a leader in addressing the changing marketplace and maintains its focus on being a lower-cost provider of natural gas in retail distribution of gas and energy services. At the same time, SJI has aimed at increasing its operations in the area of non-jurisdictional gas sales in what has proved to be a highly competitive marketplace. SJG, SJE and SJF are each active participants in arranging energy services. The SJI companies will continue to develop creative initiatives and propose meaningful regulatory and tax reforms designed to benefit customers and its shareholders.

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

Energy Adjustment Clauses

     SJG's tariff structure includes a Levelized Gas Adjustment Clause (LGAC), a Temperature Adjustment Clause (TAC) and a Remediation Adjustment Clause (RAC). Such clauses are designed to: permit adjustments for changes in gas supply costs; reduce the impact of extreme fluctuations in temperatures on SJG and its customers; and recover costs incurred in the remediation of former gas manufacturing plants over seven-year periods. Under the clauses, if actual costs differ from the costs recovered or if temperatures are below or above the standards as determined in the rate tariff structure, amounts are deferred for pass-through to the customers, normally over projected twelve-month periods, as approved by the Board of Public Utilities (BPU). LGAC and RAC adjustments do not directly affect earnings because such costs are

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Energy Adjustment Clauses (Continued)

adjusted to match corresponding amounts recovered through revenues. TAC adjustments may affect revenue and income since extremely cold weather can generate credits to customers, while extremely warm weather during the winter season can result in additional billings to customers.

Results of Operations:

Operating Revenues - Utility

     Revenues increased $4.3 million for the three month period ended June 30, 1996 compared to the same period in 1995 and increased $51.1 million for the six month period ended June 30, 1996 compared to the corresponding period in 1995. The sales volume changes that underlie these changes for the three and six month periods ended June 30 are as follows (in dekatherms [dt]):

                                    Period Ended June 30,
                              ---------------------------------
                              Three Months         Six Months
                              1996 vs. 1995       1996 vs. 1995
                              -------------       -------------

     Firm Sales:
       Residential                529,678           2,538,139
       Commercial                 196,866           1,241,868
       Other                      (13,644)            293,124

     Interruptible                157,312            (113,367)

     Transportation              (332,746)         (1,422,915)

     Nonjurisdictional Sales   (1,234,045)          2,191,139
                               ----------          ----------
                                 (696,579)          4,727,988
                               ==========          ==========

     Although gas sales volume decreased in the three-month period ended June 30, 1996, revenues increased for that period principally due to the effect of an LGAC increase in April 1996 and the impact of higher commodity costs as described below.

     Utility revenue changes also reflect the impact of commodity prices for purchased gas as implemented through the LGAC. Average commodity prices in 1996 and 1995 were as follows (per dt):

                                           1996       1995

     Three month period ended June 30      $2.58      $1.81

     Six month period ended June 30        $2.88      $1.74

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Operating Revenues - Utility (Continued)

     The increases in firm volumes sold was principally due to weather which, for the three and six month periods ended June 30, 1996, were 17.4% and 14.8% colder than in 1995, respectively.

Operating Revenues - Nonutility

     Revenues decreased by $0.5 million in the second quarter of 1996 compared to the same period in 1995 principally due to lower sales by R & T, partially offset by increased sales by SJE. Revenues increased by $2.9 million for the six months ended June 30, 1996 compared to the same period in 1995. This increase reflects increased energy related sales by SJF, partially offset by lower R & T sales.

Gas Purchased for Resale

     Gas supply costs increased approximately $4.4 and $43.6, respectively, for the three and six months ended June 30, 1996 over the same periods in 1995. The principal causes for such increases are based on price and volume changes as described under "Operating Revenues - Utility".

     SJG is responsible for securing and maintaining its own gas supplies from producers and other suppliers which are necessary to provide base volumes necessary to serve its customers and provide other services in the conduct of its business.

     SJG has entered into long-term contracts for the supply of natural gas, firm transportation, and long-term firm gas storage service. The earliest expiration of any of these contracts is 1998. All of the transportation and storage service agreements between SJG and its interstate pipeline suppliers are provided under tariffs approved by the Federal Energy Regulatory Commission. SJG's cumulative obligations for demand charges for all of these services is approximately $5.0 million per month which is recovered on a current basis through its LGAC.

     Certain supply agreements are entered into with third parties under which SJG has no responsibility except to store natural gas and permit withdrawals by such third parties. A fee is charged for this service by SJG; however, SJG may, at its option, withdraw gas for its own use at pre-defined amounts and unit rates.

Operations - Utility

     A summary of net changes in operation expense for the three and six month periods ended June 30, 1996 compared to the same periods in 1995 is as follows (in thousands):

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Operations - Utility (Continued)

                                    Three Months     Six Months
                                    1996 vs. 1995   1996 vs. 1995
                                    -------------   -------------

     Other Production Expense          $   9           $  24
     Transmission                          4               9
     Distribution                         42              92
     Customer Accounts and Services      184             151
     Sales                               (33)            (73)
     Administration and General         (104)           (309)
     Other                               (59)            (60)
                                       ------          ------
                                       $  43           $(166)
                                       ======          ======

     The 1996 changes principally reflect the impact of decreased advertising, salary and salary related costs and increases in delinquencies and outside consulting costs.

Other Operating Expenses

     A summary of principal changes in other expenses for the three and the six month periods ended June 30, 1996 compared to the same periods in 1995 is as follows (in thousands):

                                   Three Months     Six Months
                                   1996 vs. 1995   1996 vs. 1995
                                   -------------   -------------

     Operations - Nonutility           $ (434)         $4,290
     Depreciation and Depletion           312             641
     Federal Income Taxes                (324)          1,012
     Gross Receipts and
      Franchise Taxes                     451           2,541

     Nonutility operations expense decreased in the three month period ended June 30, 1996 due to lower product costs associated with lower sales by R & T, partially offset by the impact of increased product sales by SJE. Nonutility operations expense increased in the six month period ended June 30, 1996 due to higher product sales by SJF and SJE and the effect of the write down of R & T's goodwill (see "Overview").

     Depreciation and Depletion is higher principally due to increased investment in property, plant and equipment by SJG.

     Federal Income Tax changes reflect the impact of changes in net income.

     The changes in Gross Receipts and Franchise Taxes are due to changes in volumes of gas sold, which are subject to such taxes.

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Interest and Other Charges

     Interest charges decreased by $176,000 and $142,000 for the three and six month periods ended June 30, 1996 compared to the same periods in 1995, respectively. The decreases are principally due to lower levels of long-term debt outstanding and lower levels of LGAC overcollections, partially offset by the effects of higher levels of short-term debt outstanding and higher short-term interest rates.

Income from Discontinued Operations

     As discussed under the caption "Overview", Morie's operating results are reported as discontinued operations. Morie's net income decreased for the three and six month periods ended June 30, 1996 compared to the same periods in 1995 by approximately $209,500 and $777,000, respectively. Morie attributes such decrease principally to adverse weather conditions experienced in 1996.

Net Income

     A summary of changes in net income (loss) and average shares of common stock outstanding for the three and six month periods ended June 30, 1996 compared to the same periods in 1995, is as follows:

                                     Three Months     Six Months
                                     1996 vs. 1995   1996 vs. 1995
                                     -------------   -------------

     Net Income Increase (Decrease)
      (in thousands)                     $ (609)         $1,400
                                         ======          ======
     Average Shares of Common
      Stock Outstanding                   9,582           8,174
                                         ======          ======

     The details affecting net income are discussed under the appropriate captions above. The decrease in net income for the three month period ended June 30, 1996 is principally due to increases in utility expense and lower margins from gas sales other than firm sales. The increase in net income for the six month period ended June 30, 1996 is principally due to increased utility revenues from firm sales, partially offset by decreases in net income from nonutility operations.

Liquidity

     The changes in cash flows from operating activities for the six month period ended June 30, 1996 compared to the same period in 1995 is as follows (in thousands):

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Liquidity (Continued)
                                                      Six Months
                                                     1996 vs. 1995
                                                     -------------
     Increases/(Decreases)
     Net Income                                        $  1,400
     Depreciation, Depletion and Amortization              (570)
     Write Down of Impaired Assets                        1,291
     Provision for Losses on Accounts Receivable            198
     Revenues and Fuel Costs Deferred                    (9,513)
     Deferred and Non-Current Federal Income Taxes       (1,395)
     Environmental Remediation Costs - Net               (3,832)
     Accounts Receivable                                  5,481
     Inventories                                         (2,614)
     Prepayments and Other Current Assets                  (394)
     Gross Receipts & Franchise Taxes                     6,146
     Accounts Payable and Other Accrued Liabilities      (5,893)
     Assets Held for Disposal                              (701)
     Other - Net                                           (357)
                                                       --------
                                                       $(10,753)
                                                       ========

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

     Changes in Accounts Receivable balances are generally weather related with such balances being higher during the winter months and lower in other months. Increases generate cash flows when collected in subsequent periods.

     Changes in inventory levels reflect the impact of seasonal requirements and price changes. SJG gas inventory levels are usually built up in anticipation of winter season requirements while Morie inventory levels are usually built up during the winter months in order to service customers during the months when sand mining operations are curtailed. Increases in inventory accounts reflect the outlays for inventory build up while decreases reflect the recovery of such costs through sales.

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Liquidity (Continued)

     Changes in Gross Receipts & Franchise Taxes reflect the impact of the excess of taxes paid over taxes accrued. However, there are significant timing differences in cash flows during the year since SJG must pay the full year's tax on April 1 of each year and amortize any prepaid tax over the remainder of the year, generally on the basis of gas volumes sold. SJG uses short-term borrowings to make such tax payments and, accordingly, this results in a temporary increase in the level of short-term debt. The carrying costs for such timing differences are recognized in base utility rates.

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

     Working capital is expected to increase in 1996 should the sale of Morie be consummated.

Short-Term Lines of Credit

     Short-term bank lines of credit aggregate $155.0 million of which $62.225 million was unused at June 30, 1996. The credit lines are uncommitted and unsecured, with borrowings thereunder being effected for various terms of less than one year at interest rates below the prime rate of interest, in effect at the time of borrowing.

Regulatory Assets

     The adoption of FASB No. 109, "Accounting for Income Taxes" in 1993 primarily resulted in the creation of a regulatory asset and a deferred income tax liability. As the amortization of the asset occurs, it will be recovered through rates over an 18-year period. Also, FASB No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", adopted by the company in 1993, requires an accrual basis of accounting for retiree benefit payments during the years of employment. The actuarially computed unfunded transition obligation, as measured in accordance with the statement, is estimated at $15.9 million. The company has elected to recognize the unfunded transition obligation over a 20-year period which began in 1993. The majority of the postretirement benefit costs apply to SJG, which

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Regulatory Assets (Continued)

had previously recovered these costs through rates on a pay-as-you-go basis. The BPU order of December 1994 provides for partial recovery of costs associated with FASB No. 106 and prescribes continued deferral of unrecovered costs amounting to $5.0 million at June 30, 1996. Any remaining balance is being addressed in SJG's pending rate case (See Note 4). Also, beginning in 1995, an external trust was established for the purpose of contributing costs recovered from ratepayers resulting from the settlement with the BPU. Gross contributions to the trust were $3.2 million as of June 30, 1996. It is estimated that an additional $1.0 million will be contributed to the trust in 1996.

     Since the early 1980's, the company has recorded environmental remediation costs of $49.6 million, of which $26.5 million has been expended as of June 30, 1996. The remaining liability of approximately $23.1 million is reflected in the balance sheet under the captions "Current Liabilities" and "Deferred Credits and Other Non-Current Liabilities". Such amounts have not been adjusted for future insurance recoveries, which management is pursuing. SJG has realized insurance recoveries of $4.2 million which were offset against legal costs and deferred remediation costs. Recorded amounts include estimated costs to be incurred over the next three years based on projected investigation and remediation work plans using existing technologies. Estimates beyond this time cannot be made on a reliable basis due to changing technology, government regulations and site-specific requirements and, therefore, have not been recorded; however, the total costs to be incurred may be substantial. The major portion of such costs relate to the remediation of former gas manufacturing sites of SJG, which has recorded and expended amount of $48.7 million and $25.7 million, respectively, through June 30, 1996. SJG has established a regulatory asset for these costs and is recovering such costs over seven-year amortization periods, as authorized by the BPU. SJG has recovered $8.0 million through rates as of June 30, 1996.

     A group of Atlantic City casinos filed a petition with the BPU on January 16, 1996 alleging overcharges of over $10 million, including interest. Management believes its charges were made in accordance with its approved tariff, and, as such, it will prevail in this litigation.

Capital Resources

     The company has a continuing need for cash resources and capital, primarily to invest in new and replacement equipment and facilities for its utility subsidiary. Total construction expenditures for 1996 are estimated at $48.9 million and the company expended approximately $17.6 million for the six months ended June 30, 1996. Construction expenditures for 1997 and 1998 are estimated at approximately $53.5 million and $50.3 million, respectively. Such investments are expected to be funded from several sources, including cash generated by operations, temporary use of short-term debt, sale of first mortgage bonds, sale of

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Capital Resources (Continued)

common stock and capital leases. Part of the proceeds from the expected sale of Morie will be used to pay off the balance of senior notes of EMI and R & T and an EMI bank loan. The balance of such outstanding debt amounted to approximately $11.0 million at June 30, 1996, which amount is included in the balance sheet under the caption "Current Maturities of Long-Term Debt".

     On January 16, 1996, SJG petitioned the BPU for a general base rate increase of approximately $26.5 million based on an overall rate of return of 10.4 percent and a 13.0 percent return on equity. As part of this petition, SJG is seeking recovery of its increased expenditures for construction and the additional cost of providing postretirement benefits other than pensions (see
Note 6).

     On January 31, 1996, SJG redeemed a total of $5,258,000 of its 8 1/4% Series First Mortgage Bonds maturing in 1996 and 1998 (see Note 7). On April 1, 1996, SJG redeemed the remaining balance of its 9.20% Series First Mortgage Bonds due 1998, amounting to $2,667,000.

     In January 1995, SJG issued $30.0 million of 8.6% Debenture
Notes maturing February 1, 2010.

Summary

     The company is confident it will have sufficient cash flow to meet its operating, capital and dividend needs and is taking and will take such actions necessary to employ its resources carefully.

                  PART II  --  OTHER INFORMATION


Item l.   Legal Proceedings

          Information required by this Item is incorporated by reference to Part I, Item 1, Note 5, on pages 10 and 11 regarding contingent liabilities related to remediation and clean-up of certain sites which included manufactured gas operations.

Item 5.   Other Information

          The Company continues to explore the potential fair market value of its utility construction and environmental remediation subsidiary, R & T Group, Inc. and, at this time, no plan for disposal is in place. Management may develop a formal plan if the results of this process produce a potential purchase at a price considered adequate to the management and Board of Directors of the Company (See Note 1, page 9). SJI has reached an agreement in principle for the sale of Morie. See Note 1 on pages 8 and 9 and Item 2., Management's Discussion and Analysis of Results of Operations and Financial Condition, including: "Overview", page 14; "Liquidity", page 21; and "Capital Resources, page 23.

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



                               SOUTH JERSEY INDUSTRIES, INC.
                                        (Registrant)



Dated:  August 13, 1996      By:  /s/ Gerald S. Levitt
                                 -------------------------------
                                   Gerald S. Levitt
                                   Vice President and
                                   Chief Financial Officer





Dated:  August 13, 1996      By:  /s/ William J. Smethurst, Jr.
                                 -------------------------------
                                   William J. Smethurst, Jr.
                                   Assistant Treasurer and Acting
                                    Chief Accounting Officer

                   SOUTH JERSEY INDUSTRIES, INC.

                         Index to Exhibits



  Exhibit
  Number                             Description
  -------                            -----------

    27                Financial Data Schedule

                      (Submitted only in electronic format to the Securities and Exchange Commission).