Form 10-Q
period 1996-09-30
SOUTH JERSEY INDUSTRIES INC
filed 1996-11-12
CIK 91928

Page 1 of 26


              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 or 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 1996

Commission File Number 1-6364

                    SOUTH JERSEY INDUSTRIES, INC.
-----------------------------------------------------------------
(Exact name of registrant as specified in its charter)

       New Jersey                                 22-1901645
-----------------------------------------------------------------
(State or other jurisdiction of              (I.R.S. Employer's
 incorporation of organization)             Identification No.)

  Number One South Jersey Plaza, Route 54, Folsom, NJ    08037
------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

                          (609) 561-9000
-----------------------------------------------------------------
(Registrant's telephone number, including area code)

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

As of November 12, 1996, there were 10,738,439 shares of the registrant's common stock outstanding.


                     Exhibit Index on page 26

                 PART I  -  FINANCIAL INFORMATION


Item 1.  Financial Statements  --  See Pages 3 through 13


                   SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

               CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
-----------------------------------------------------------------------------------
                       (In Thousands Except for Share Data)
                                                           Three Months Ended
                                                              September 30,
                                                        ---------------------------
                                                           1996            1995
-----------------------------------------------------------------------------------
Operating Revenues:
  Utility. . . . . . . . . . . . . . . . . . . . .         $40,264         $43,228
  Nonutility . . . . . . . . . . . . . . . . . . .           8,767           8,998
                                                        -----------     -----------
      Total Operating Revenues . . . . . . . . . .          49,031          52,226
                                                        -----------     -----------
Operating Expenses:
  Gas Purchased for Resale . . . . . . . . . . . .          22,280          25,712
  Operations - Utility . . . . . . . . . . . . . .           9,948          10,046
               Nonutility. . . . . . . . . . . . .           8,192           7,939
  Maintenance. . . . . . . . . . . . . . . . . . .           1,482           1,457
  Depreciation . . . . . . . . . . . . . . . . . .           4,112           3,833
  Federal Income Taxes . . . . . . . . . . . . . .          (1,951)         (1,756)
  Gross Receipts & Franchise Taxes . . . . . . . .           2,925           2,668
  Other Taxes. . . . . . . . . . . . . . . . . . .             677             780
                                                        -----------     -----------
      Total Operating Expenses . . . . . . . . . .          47,665          50,679
                                                        -----------     -----------
Operating Income . . . . . . . . . . . . . . . . .           1,366           1,547

Interest and Other Charges . . . . . . . . . . . .           5,132           5,204
                                                        -----------     -----------
Loss from Continuing Operations. . . . . . . . . .          (3,766)         (3,657)
                                                        -----------     -----------
Discontinued Operations, Net of Taxes:
  Income from Discontinued Operations. . . . . . .           1,412             808
                                                        -----------     -----------
Net Loss Applicable to Common Stock. . . . . . . .         ($2,354)        ($2,849)
                                                        ===========     ===========
Average Shares of Common Stock Outstanding . . . .      10,732,205      10,720,244
                                                        ===========     ===========
Earnings(Loss) Per Common Share:
  Continuing Operations. . . . . . . . . . . . . .          ($0.35)         ($0.34)
  Discontinued Operations. . . . . . . . . . . . .            0.13            0.07
                                                        -----------     -----------
     Loss Per Common Share . . . . . . . . . . . .          ($0.22)         ($0.27)
                                                        ===========     ===========
Dividends Declared Per Common Share. . . . . . . .           $0.36           $0.36
                                                        ===========     ===========

See notes to condensed consolidated financial statements.


                   SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

               CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
-----------------------------------------------------------------------------------
                          (In Thousands Except for Share Data)
                                                            Nine Months Ended
                                                              September 30,
                                                        ---------------------------
                                                           1996            1995
-----------------------------------------------------------------------------------
Operating Revenues:
  Utility. . . . . . . . . . . . . . . . . . . . .        $233,140        $185,031
  Nonutility . . . . . . . . . . . . . . . . . . .          32,254          29,564
                                                        -----------     -----------
      Total Operating Revenues . . . . . . . . . .         265,394         214,595
                                                        -----------     -----------
Operating Expenses:
  Gas Purchased for Resale . . . . . . . . . . . .         131,311          91,094
  Operations - Utility . . . . . . . . . . . . . .          29,796          30,061
               Nonutility. . . . . . . . . . . . .          31,899          27,355
  Maintenance. . . . . . . . . . . . . . . . . . .           4,435           4,433
  Depreciation . . . . . . . . . . . . . . . . . .          12,161          11,242
  Federal Income Taxes . . . . . . . . . . . . . .           5,720           4,903
  Gross Receipts & Franchise Taxes . . . . . . . .          22,295          19,497
  Other Taxes. . . . . . . . . . . . . . . . . . .           2,548           2,610
                                                        -----------     -----------
      Total Operating Expenses . . . . . . . . . .         240,165         191,195
                                                        -----------     -----------
Operating Income . . . . . . . . . . . . . . . . .          25,229          23,400

Interest and Other Charges . . . . . . . . . . . .          15,208          15,420
                                                        -----------     -----------
Income from Continuing Operations. . . . . . . . .          10,021           7,980
                                                        -----------     -----------
Discontinued Operations, Net of Taxes:
  Income from Discontinued Operations. . . . . . .           2,084           2,230
                                                        -----------     -----------
Net Income Applicable to Common Stock. . . . . . .         $12,105         $10,210
                                                        ===========     ===========
Average Shares of Common Stock Outstanding . . . .      10,728,299      10,718,863
                                                        ===========     ===========
Earnings Per Common Share:
  Continuing Operations. . . . . . . . . . . . . .           $0.93           $0.74
  Discontinued Operations. . . . . . . . . . . . .            0.20            0.21
                                                        -----------     -----------
     Earnings Per Common Share . . . . . . . . . .           $1.13           $0.95
                                                        ===========     ===========
Dividends Declared Per Common Share. . . . . . . .           $1.08           $1.08
                                                        ===========     ===========

See notes to condensed consolidated financial statements.


                   SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEET
----------------------------------------------------------------------------------------------------
                                  (In Thousands)
                                                                  (Unaudited)
                                                                  September 30,         December 31,
                                                          --------------------------    ------------
                                                             1996           1995            1995
------------------------------------------------------------------------------------    ------------
ASSETS
------
Property, Plant & Equipment:
  Utility Plant, at original cost. . . . . . . . . . .      $567,251       $537,098        $542,724
    Accumulated Depreciation & Amortization. . . . . .      (154,594)      (143,416)       (145,954)
  Nonutility Property & Equipment, at cost . . . . . .        14,027         60,948          60,665
    Accumulated Depreciation & Depletion . . . . . . .        (5,963)       (33,976)        (34,736)
                                                          -----------    -----------    ------------
        Property, Plant & Equipment - Net. . . . . . .       420,721        420,654         422,699
                                                          -----------    -----------    ------------
Investments:
  Available-for-Sale Securities. . . . . . . . . . . .            42            830             830
  Investment in Limited Liability Company. . . . . . .          1080              0               0
                                                          -----------    -----------    ------------
        Total Investments. . . . . . . . . . . . . . .         1,122            830             830
                                                          -----------    -----------    ------------
Current Assets:
  Cash and Cash Equivalents. . . . . . . . . . . . . .         4,069          1,543           5,587
  Notes Receivable - Limited Liability Company . . . .         1,600              0               0
  Accounts Receivable. . . . . . . . . . . . . . . . .        20,963         18,272          44,909
  Unbilled Revenues. . . . . . . . . . . . . . . . . .         4,690          4,233          20,860
  Provision for Uncollectibles . . . . . . . . . . . .        (1,106)          (977)           (982)
  Natural Gas in Storage, average cost . . . . . . . .        24,777         20,056          14,763
  Materials and Supplies, average cost . . . . . . . .         4,594         11,585          12,017
  Assets Held for Disposal . . . . . . . . . . . . . .        27,518              0               0
  Prepaid Gross Receipts & Franchise Taxes . . . . . .        10,445         12,977           3,649
  Prepayments and Other Current Assets . . . . . . . .         2,433          3,331           3,054
                                                          -----------    -----------    ------------
        Total Current Assets . . . . . . . . . . . . .        99,983         71,020         103,857
                                                          -----------    -----------    ------------
Accounts Receivable - Merchandise. . . . . . . . . . .         2,066          2,147           2,305
                                                          -----------    -----------    ------------
Deferred Debits:
  Gross Receipts and Franchise Taxes . . . . . . . . .         4,568          4,968           4,868
  Environmental Remediation Costs:
    Expended - Net . . . . . . . . . . . . . . . . . .        15,045         11,421          11,773
    Liability for Future Expenditures. . . . . . . . .        23,099         23,440          24,823
  Income Taxes - Flowthrough Depreciation. . . . . . .        15,221         16,199          15,955
  Deferred Postretirement Benefit Costs. . . . . . . .         5,119          7,188           4,726
  Other. . . . . . . . . . . . . . . . . . . . . . . .         8,760         10,074          12,473
                                                          -----------    -----------    ------------
        Total Deferred Debits. . . . . . . . . . . . .        71,812         73,290          74,618
                                                          -----------    -----------    ------------
              Total. . . . . . . . . . . . . . . . . .      $595,704       $567,941        $604,309
                                                          ===========    ===========    ============

See notes to condensed consolidated financial statements.


                   SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEET
----------------------------------------------------------------------------------------------------
                                  (In Thousands)
                                                                (Unaudited)
                                                                September 30,           December 31,
                                                          --------------------------    ------------
                                                             1996           1995            1995
------------------------------------------------------------------------------------    ------------
CAPITALIZATION AND LIABILITIES
------------------------------
Common Equity:
  Common Stock . . . . . . . . . . . . . . . . . . . .       $13,418        $13,402         $13,403
  Premium on Common Stock. . . . . . . . . . . . . . .       110,415        110,182         110,189
  Retained Earnings. . . . . . . . . . . . . . . . . .        34,223         30,131          33,705
                                                          -----------    -----------    ------------
        Total Common Equity. . . . . . . . . . . . . .       158,056        153,715         157,297
                                                          -----------    -----------    ------------
Redeemable Cumulative Preferred Stock:
  South Jersey Gas Company, Par Value
   $100 a share:
    Authorized - 48,204, 49,104
                 and 49,104 shares
    Outstanding -
      Series A, 4.70% -- 3,900, 4,800
                         and 4,800 shares. . . . . . .           390            480             480
      Series B, 8.00% -- 19,242 shares . . . . . . . .         1,924          1,924           1,924
                                                          -----------    -----------    ------------
        Total Preferred Stock. . . . . . . . . . . . .         2,314          2,404           2,404
                                                          -----------    -----------    ------------
Long-Term Debt . . . . . . . . . . . . . . . . . . . .       152,400        174,107         168,721
                                                          -----------    -----------    ------------
Current Liabilities:
  Notes Payable to Banks . . . . . . . . . . . . . . .        97,400         55,700          76,300
  Current Maturities of Long-Term Debt . . . . . . . .        18,499         11,305          14,532
  Accounts Payable . . . . . . . . . . . . . . . . . .        35,486         31,925          44,472
  Customer Deposits. . . . . . . . . . . . . . . . . .         5,647          5,415           5,707
  Environmental Remediation Costs. . . . . . . . . . .         6,996          8,068           7,032
  Interest Accrued and
   Other Current Liabilities . . . . . . . . . . . . .         9,344          6,563          11,433
                                                          -----------    -----------    ------------
        Total Current Liabilities. . . . . . . . . . .       173,372        118,976         159,476
                                                          -----------    -----------    ------------
Deferred Credits and Other Non-Current Liabilities:
  Pension and Other Postretirement Benefits. . . . . .         9,795         11,886           9,293
  Accumulated Deferred Income Taxes - Net. . . . . . .        69,613         67,299          68,353
  Investment Tax Credits . . . . . . . . . . . . . . .         6,124          6,514           6,417
  Deferred Revenues:
   Customer Refund Obligation. . . . . . . . . . . . .             0          4,837               0
   Other Deferred Revenues . . . . . . . . . . . . . .           509          4,181           7,315
  Environmental Remediation Costs. . . . . . . . . . .        16,103         15,385          17,798
  Other. . . . . . . . . . . . . . . . . . . . . . . .         7,418          8,637           7,235
                                                          -----------    -----------    ------------
        Total Deferred Credits
          and Other Non-Current Liabilities. . . . . .       109,562        118,739         116,411
                                                          -----------    -----------    ------------
Commitments and Contingencies (Note 5)

              Total. . . . . . . . . . . . . . . . . .      $595,704       $567,941        $604,309
                                                          ===========    ===========    ============

See notes to condensed consolidated financial statements.


                     SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

              CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------------------
                                     (In Thousands)
                                                                     Nine Months Ended
                                                                        September 30,
                                                                    ---------------------
                                                                      1996         1995
-----------------------------------------------------------------------------------------
Cash Flows from Operating Activities:

   Net Income Applicable to Common Stock. . . . . . . . . . .        12,105       10,210
   Adjustments to Reconcile Net Income to Cash Flows:
     Depreciation, Depletion and Amortization . . . . . . . .        14,324       15,393
     Provision for Losses on Accounts Receivable. . . . . . .         1,186          885
     Revenues and Fuel Costs Deferred - Net . . . . . . . . .        (6,806)      (3,820)
     Deferred and Non-Current Federal Income Taxes
      and Credits - Net . . . . . . . . . . . . . . . . . . .         1,011        2,867
     Environmental Remediation Costs - Net. . . . . . . . . .        (3,279)       1,902
     Write-Down of Impaired Asset . . . . . . . . . . . . . .         1,291            0
     Changes in:
       Accounts Receivable. . . . . . . . . . . . . . . . . .        34,000       26,963
       Inventories. . . . . . . . . . . . . . . . . . . . . .       (10,752)      (2,564)
       Prepayments and Other Current Assets . . . . . . . . .          (683)        (422)
       Gross Receipts & Franchise Taxes . . . . . . . . . . .        (6,796)     (13,173)
       Accounts Payable and Other Accrued Liabilities . . . .        (7,477)      (9,454)
       Assets Held for Disposal . . . . . . . . . . . . . . .           593            0
     Other - Net. . . . . . . . . . . . . . . . . . . . . . .         2,419        4,051
                                                                    --------     --------
Net Cash Provided by Operating Activities . . . . . . . . . .        31,136       32,838
                                                                    --------     --------
Cash Flows from Investing Activities:

   Investment in Limited Liability Company. . . . . . . . . .        (1,000)           0
   Proceeds from Sale of Available-for-Sale Securities. . . .           795            0
   Loan to Limited Liability Company. . . . . . . . . . . . .        (1,600)           0
   Capital Expenditures, Cost of Removal and Salvage. . . . .       (27,838)     (32,252)
                                                                    --------     --------
Net Cash Used in Investing Activities . . . . . . . . . . . .       (29,643)     (32,252)
                                                                    --------     --------
Cash Flows from Financing Activities:

   Proceeds from Sale of Long-Term Debt . . . . . . . . . . .             0       30,000
   Net Borrowings from (Repayments of) Lines of Credit. . . .        21,100      (24,500)
   Principal Repayments of Long-Term Debt . . . . . . . . . .       (12,675)      (7,194)
   Dividends on Common Stock. . . . . . . . . . . . . . . . .       (11,587)     (11,576)
   Proceeds from Sale of Common Stock . . . . . . . . . . . .           241          109
   Repurchase of Preferred Stock. . . . . . . . . . . . . . .           (90)         (90)
                                                                    --------     --------
Net Cash Used in Financing Activities . . . . . . . . . . . .        (3,011)     (13,251)
                                                                    --------     --------
Net Decrease in Cash and Cash Equivalents . . . . . . . . . .        (1,518)     (12,665)
Cash and Cash Equivalents at Beginning of Period. . . . . . .         5,587       14,208
                                                                    --------     --------
Cash and Cash Equivalents at End of Period. . . . . . . . . .        $4,069       $1,543
                                                                    ========     ========

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
   During 1996 and 1995, a capital lease obligation of $321 and $65, respectively was incurred by R & T Group, Inc. in connection with its Master Lease
   Agreement for various items of construction equipment.

See notes to condensed consolidated financial statements.

                                       - 7 -

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 1.
          The condensed consolidated financial statements include the accounts of South Jersey Industries, Inc. (the Company or SJI) and all of its subsidiaries. Certain intercompany transactions, amounting to approximately $1.8 million for the three-month periods and $4.4 million and $5.5 million for the nine-month periods ended September 30, 1996 and 1995, respectively, were not required to be eliminated. Such amounts were capitalized to utility plant or environmental remediation costs on the South Jersey Gas Company (SJG) books of account and are recoverable by SJG through the rate-making process (See Notes 5 & 6). All other significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made of previously reported amounts to conform with classifications used in the current year. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments and the adjustments described below) necessary for a fair presentation of the financial position and operating results of the Company at the dates and for the periods presented. The businesses of the Company are subject to seasonal fluctuations and, accordingly, this interim financial information should not be considered a basis for estimating the results of operations for the full year.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related disclosures and, therefore, actual results could differ from those estimates.

          On July 10, 1996, the Company entered into a non-binding letter of intent to sell its sand mining and processing subsidiary, The Morie Company, Inc. (Morie). At this time, negotiations for the sale are in process and no binding agreement is in place. The Company is reporting Morie as a discontinued operation in accordance with Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations - Reporting the Results of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions".
     Accordingly, the condensed consolidated financial statements have been reclassified to report separately the operating results and net assets of Morie. The Company's prior year operating results have been reclassified to reflect continuing operations.

          The assets held for sale, net of applicable liabilities, have been reclassified as "Assets Held for Disposal" in the current asset section of the condensed consolidated balance sheet. These net assets consist primarily of net working capital and net property, plant and equipment. Also, the sale of Morie will accelerate the payment of the long-term

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            (CONTINUED)

Note 1.  (Continued)

     debt of Energy & Minerals, Inc. (EMI), Morie's parent company, and the senior notes of R & T Group, Inc.
     Accordingly, long-term debt of approximately $11.0 million has been reclassified to current debt in the condensed consolidated balance sheet.

          Operating results of the discontinued operation were as follows (in thousands):

                        Three Months Ended   Nine Months Ended
                           September 30,        September 30,
                           1996     1995        1996     1995
                         -------  -------     -------  -------
     Total Revenues      $ 8,401  $ 8,099     $24,034  $25,051
                         -------  -------     -------  -------
     Income before Taxes   1,918    1,068       2,764    2,944

     Income Taxes            506      260         680      714
                         -------  -------     -------  -------
     Income from
      Operations         $ 1,412  $   808     $ 2,084  $ 2,230
                         =======  =======     =======  =======

          In March 1995, the Financial Accounting Standards Board
     (FASB) issued FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Company adopted this statement in 1996. There was no cumulative effect of its adoption on the financial statements of the Company.

          The Company is exploring the potential fair market value of its utility construction and environmental remediation subsidiary, R & T Group, Inc. (R & T). At this time, no definite plan for disposal is in place. Management may develop a formal plan if the results of this process produce a potential purchase at a price considered adequate by the management and Board of Directors of the Company. The Company is required by the adoption of FASB 121 to review the carrying value of its assets. As a result, R & T wrote down a portion of the value of goodwill associated with the original purchase by SJI. The goodwill was established based on the market conditions at the time of purchase. The write down amounted to $1.3 million, and is included in the Company's condensed consolidated statement of income as a component of operation expense, nonutility for the nine-month period ended September 30, 1996. If it is determined that a sale is feasible, the resulting gain or loss from such sale will be recorded at that time. R & T's results of operations are not significant to the Company's results of operations.

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            (CONTINUED)

Note 2.
          The Company has 20,000,000 shares of Common Stock authorized of which the following shares were issued and outstanding:
                                          1996         1995
                                          ----         ----
     Beginning Balance January 1,      10,722,171   10,715,211
     Issued during period:
       Employees' Stock Ownership Plan      5,945        6,635
       Stock Option & Stock
         Appreciation Rights Plan           6,120            0
                                       ----------   ----------
     Ending Balance September 30,      10,734,236   10,721,846
                                       ==========   ==========

          The par value ($1.25 share) of the stock issued in 1996 and 1995 has been credited to Common Stock and the net excess over par value of $225,894 and $100,966 received for such stock for the nine months ended September 30, 1996 and 1995, respectively, has been credited to Premium on Common Stock.

          The Company has a Stock Option and Stock Appreciation Rights Plan under which not more than 306,000 shares in the aggregate may be issued to officers and other key employees of the Company and its subsidiaries. No options or stock appreciation rights may be granted under the plan after January 23, 1997. At September 30, 1996 and 1995, the Company had 44,440 and 50,560 options outstanding, respectively, exercisable at prices from $17.16 to $24.69 per share. During the nine-month period ended September 30, 1996, 6,120 options were exercised at a price of $17.89 per share. No options were exercised in 1995. No options were granted in 1996 or 1995. No stock appreciation rights have been issued under the plan. The stock options outstanding at September 30, 1996 and 1995 did not have a material effect on the earnings per share calculations.

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

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            (CONTINUED)

Note 3.
          There are certain restrictions under various loan agreements as to the amount of cash dividends or other distributions that may be paid on the common stock of certain subsidiaries. At the consolidated level, however, there were no restrictions on the Company's aggregate equity in its subsidiaries' retained earnings which totaled approximately $34.2 million at September 30, 1996.

Note 4.
          The Company and its subsidiaries provide postretirement health care and life insurance benefits to certain retired employees. The aggregate amounts paid during the three-month and nine-month periods ended September 30, 1996 and 1995 were not material.

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

          The majority of the Company's costs apply to its utility subsidiary, SJG, which has previously recovered these costs on a PAYGO basis through its rates. As part of SJG's 1994 base rate case settlement, SJG was granted full recovery of the current service cost component of the annual cost in addition to continued recovery of PAYGO costs. The Board of Public Utilities (BPU) also approved recovery of previously deferred 1993 and 1994 service costs over a 5-year period beginning December 1994. Beginning in 1995, an external trust was established for the purpose of contributing costs recovered from the ratepayers as a result of the settlement with the BPU. Gross contributions to this trust totaled
     $3.7 million as of September 30, 1996. SJG is also authorized to continue recording a regulatory asset for the amount by which the cost exceeds the current level recovered in rates. The regulatory asset amounted to approximately $5.1 million at September 30, 1996. SJG was initially seeking recovery of this asset in its current base rate proceedings; however, the BPU initiated a generic proceeding to address the recovery of such costs by all utilities in the State. SJG expects that full recovery will be included in future base rates.

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

          The Company is subject to claims which arise in the ordinary course of its business and other legal proceedings. Included therewith, a group of Atlantic City casinos filed a petition with the BPU on January 16, 1996 alleging overcharges of over $10.0 million, including interest. Management believes that the ultimate liability with respect to these actions, including the situation set forth above, will not materially affect the financial position or results of operations of the Company.

          The Company has incurred and recorded certain costs for environmental remediation of sites where SJG or predecessor companies operated gas manufacturing plants or a nonutility subsidiary previously operated a fuel oil business. Manufactured gas operations were terminated at all SJG sites more than 30 years ago.

          Since the early 1980's, the Company has recorded environmental remediation costs of $51.7 million, of which $28.6 million has been expended as of September 30, 1996. Management's estimate of the remaining liability of approximately $23.1 million is reflected on the consolidated balance sheet under the captions "Current Liabilities" and "Deferred Credits and Other Non-Current Liabilities". Such amounts have not been adjusted for future insurance recoveries, which management is pursuing. Insurance recoveries amounting to $4.2 million were received through September 30, 1996. These proceeds were first used to offset legal fees incurred in connection with such recovery and the excess was used to reduce the balance of deferred environmental remediation costs. Recorded amounts include estimated costs to be incurred over the next three years based on projected investigation and remediation work plans using existing technologies. Estimates beyond this time cannot be made on a reliable basis due to changing technology, government regulations and site specific requirements and, therefore, have not be recorded. The total costs to be incurred after this 3-year period may be substantial.

          The major portion of the recorded environmental remediation costs relate to the remediation of former gas manufacturing sites of SJG which has recorded and expended amounts of $50.8 million and $27.8 million, respectively,

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            (CONTINUED)

Note 5.  (Continued)

     through September 30, 1996. SJG has established a regulatory asset for these costs and is recovering its costs as expended over 7-year amortization periods, as authorized by the BPU. SJG has recovered $8.6 million through rates as of September 30, 1996.

Note 6.
          On January 16, 1996, SJG petitioned the BPU for a general base rate increase of approximately $26.5 million based on a proposed rate of return of 10.4 percent, including a 13.0 percent return on equity. As part of this petition, SJG is seeking recovery of its costs associated with increased expenditures for construction and operations. SJG is also seeking to modify the existing sharing formula for pre-tax interruptible and off-system margins.

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

          On September 6, 1996, SJG made its annual LGAC and Temperature Adjustment Clause (TAC) filings with the BPU.
     SJG proposed a credit of $2.5 million resulting from the TAC and a decrease of the LGAC of $1.4 million. On that same date, the Company filed with the BPU an update to its Remediation Adjustment Clause (RAC), proposing an increase of approximately $655,000.

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

          On April 1, 1996, SJG redeemed $2,666,668 of its 9.2%
     Series First Mortgage Bonds due 1998, with a premium of $62,874.

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Overview

     South Jersey Industries has direct ownership of four wholly owned subsidiaries, South Jersey Gas Company (SJG), Energy & Minerals, Inc. (EMI), South Jersey Energy Company (SJE) and R & T Group, Inc. (R & T). SJG is a natural gas distribution company serving 250,401 customers at September 30, 1996 compared to 245,062 customers at September 30, 1995. EMI is a holding company engaged in the mining and processing of industrial and commercial sands through its principal subsidiary, The Morie Company, Inc. (Morie) and the wholesale marketing of gas through its energy service subsidiary, South Jersey Fuel, Inc. (SJF). SJE provides services for the acquisition and transportation of natural gas for industrial and commercial users. R & T companies are engaged in utility construction and environmental remediation through four operating subsidiaries.

     On July 10, 1996, the Company entered into a non-binding letter of intent to sell its sand mining and processing subsidiary, The Morie Company, Inc. (Morie). At this time, negotiations for the sale are in process and no binding agreement is in place. The accompanying financial statements, in accordance with Accounting Principles Board Opinion No. 30, report assets and results of operations under the classification of discontinued operations. Should such sale be consummated, the proceeds to be received are expected to exceed the net carrying value of the assets to be sold (See Note 1).

     The Company is exploring the potential fair market value of R & T. At this time, no definite plan for disposal is in place. Management may develop a formal plan if the results of this process produce a potential purchase at a price considered adequate to the management and Board of Directors of the Company. The Company is required by the adoption of FASB 121 to review the carrying value of its assets. As a result, R & T wrote down a portion of the value of goodwill associated with the original purchase of R & T by SJI in the first quarter of 1996. The goodwill was established based on the market conditions at the time SJI purchased R & T. The write down amounted to $1.3 million and is included in the Company's condensed consolidated statement of income as a component of operation expense, nonutility for the nine-month period ended September 30, 1996. If it is determined that a sale is feasible, the resulting gain or loss from such sale will be recorded at that time. The write down of the carrying value of assets did not impact cash flow. R & T's results of operations are not significant to the Company's results of operations.

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Overview (Continued)

     SJG comprised the following percentages of SJI's assets and revenues:

                                                1996     1995

     Assets at September 30                      94%      93%

     Revenues:
       Three month period ended September 30     82%      83%
       Nine month period ended September 30      88%      87%

     Seasonal aspects affect reported revenues, operating expenses and cash flows of SJI's subsidiaries. Utility operations are usually greater during the first and fourth quarters of the year, while sand mining operations are usually greater during the second and third quarters of the year.

Competition

     SJG franchises are non-exclusive and none of its service territory is presently served by any other natural gas public utility. Competition does exist, however, from suppliers of oil, propane and electricity for residential, commercial and industrial users. Also, the market for natural gas services is becoming increasingly subject to competition due to the unbundling of industry services, as well as policies by federal and state agencies designed to promote competition and reduce regulation. SJG believes it has been a leader in addressing the changing marketplace and maintains its focus on being a lower-cost provider of natural gas in retail distribution of gas and energy services. At the same time, SJI has aimed at increasing its operations in the areas of non-jurisdictional gas and electric energy sales in what has proved to be a highly competitive marketplace. SJG, SJE and SJF are each active participants in arranging energy services. The SJI companies will continue to develop creative initiatives and propose meaningful regulatory and tax reforms designed to benefit customers and its shareholders.

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

Results of Operations:

Operating Revenues - Utility

     Revenues decreased $3.0 million for the three month period ended September 30, 1996 compared to the same period in 1995 and increased $48.1 million for the nine month period ended September 30, 1996 compared to the corresponding period in 1995. The sales volume changes that underlie these changes for the three and nine month periods ended September 30 are as follows (in dekatherms [dt]):

                                 Period Ended September 30,
                              ---------------------------------
                              Three Months         Nine Months
                              1996 vs. 1995       1996 vs. 1995
                              -------------       -------------

     Firm Sales:
       Residential                 71,454           2,609,593
       Commercial                  70,106           1,311,974
       Other                    1,061,966           1,355,090

     Interruptible               (249,452)           (362,819)

     Transportation            (1,283,926)         (2,706,841)

     Nonjurisdictional Sales   (2,489,420)           (298,281)
                               ----------          ----------
                               (2,819,272)          1,908,716
                               ==========          ==========

     The effect on revenues resulting from decreased gas volumes sold in the three-month period ended September 30, 1996, was partially offset by the effect of an LGAC increase in April 1996 and the impact of higher commodity costs as described below.

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Operating Revenues - Utility (Continued)

     Utility revenue changes also reflect the impact of commodity prices for purchased gas as implemented through the LGAC. Average commodity prices in 1996 and 1995 were as follows (per dt):

                                              1996       1995
                                              -----      -----
     Three month period ended September 30    $2.57      $1.63
     Nine month period ended September 30     $2.76      $1.71

     The increases in firm volumes sold in the 1996 three month period was principally due to an approximate increase of 5,400 customers. The increases in firm volumes sold for the nine-month period ended September 30, 1996 was principally due to weather which was 14.5% colder than the same period in 1995.

Operating Revenues - Nonutility

     Revenues decreased by approximately $0.2 million in the third quarter of 1996 compared to the same period in 1995 as a result of lower volume sales by R & T and SJE, partially offset by increased sales by SJF. Revenues increased by $2.7 million for the nine months ended September 30, 1996 compared to the same period in 1995 principally due to increased energy related sales by SJF, partially offset by lower R & T and SJE sales.

Gas Purchased for Resale

     Gas supply costs decreased approximately $3.4 million for the three months ended September 30, 1996 over the same period in 1995, and increased $40.2 million for the nine-month period ended September 30, 1996, compared to the same 1995 period. The principal causes for such changes are based on price and volume changes as described under "Operating Revenues - Utility".

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

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Operations - Utility

     A summary of net changes in operation expense for the three and nine month periods ended September 30, 1996 compared to the same periods in 1995 is as follows (in thousands):

                                    Three Months     Nine Months
                                    1996 vs. 1995   1996 vs. 1995
                                    -------------   -------------

     Other Production Expense          $   3           $  27
     Transmission                         11              20
     Distribution                         99             191
     Customer Accounts and Services      116             267
     Sales                               (28)           (102)
     Administration and General         (217)           (526)
     Other                               (82)           (142)
                                       ------          ------
                                       $ (98)          $(265)
                                       ======          ======

     The 1996 changes principally reflect decreases in administrative and general salaries and decreases in employee welfare costs, partially offset by an increase in distribution labor cost and an increase in the provision for uncollectible accounts.

Other Operating Expenses

     A summary of principal changes in other consolidated expenses for the three and nine month periods ended September 30, 1996 compared to the same periods in 1995 is as follows (in thousands):

                                   Three Months     Nine Months
                                   1996 vs. 1995   1996 vs. 1995
                                   -------------   -------------

     Operations - Nonutility           $253           $4,544
     Depreciation and Depletion         279              919
     Federal Income Taxes              (195)             817
     Gross Receipts and
      Franchise Taxes                   257            2,798

     Nonutility operations expense increased in the three month period ended September 30, 1996 due to higher product costs related to SJE sales. Nonutility operations expense increased in the nine month period ended September 30, 1996 due to higher product sales by SJF and SJE and the effect of the write down of R & T's goodwill amounting to $1.3 million (see "Overview").

     Depreciation and Depletion is higher principally due to increased investment in property, plant and equipment by SJG.

     Federal Income Tax changes reflect the impact of changes in net income from continuing operations.

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Other Operating Expenses (Continued)

     The changes in Gross Receipts and Franchise Taxes are due to changes in volumes of gas sold, which are subject to such taxes.

Interest and Other Charges

     Interest charges decreased by $72,000 and $212,000 for the three and nine month periods ended September 30, 1996 compared to the same periods in 1995, respectively. The decreases are principally due to lower levels of long-term debt outstanding and lower levels of LGAC overcollections, partially offset by the effects of higher levels of short-term debt outstanding.

Income from Discontinued Operations

     As discussed under the caption "Overview", Morie's operating results are reported as discontinued operations. Morie's net income increased $604,000 for the three month period ended September 30, 1996 and decreased $146,000 for the nine month period ended September 30, 1996 compared to the same periods in 1995. The third quarter increase was due to increased product sales while the decrease for the nine month period was due to a decrease in sales resulting from inclement weather conditions earlier in the year.

Net Income

     A summary of changes in net income for the three and nine month periods ended September 30, 1996 compared to the same periods in 1995 is as follows (in thousands):

                                     Three Months     Nine Months
                                     1996 vs. 1995   1996 vs. 1995
                                     -------------   -------------

     Net Income Increase                 $  495          $1,895
                                         ======          ======

     The details affecting net income are discussed under the appropriate captions above. The increase in net income for the three month period ended September 30, 1996 is principally due to increased operating results from nonutility operations, including Morie. The increase in net income for the nine month period ended September 30, 1996 is principally due to increased utility revenues from firm sales, partially offset by a decrease in R & T's net income (see "Overview").

Liquidity

     The changes in cash flows from operating activities for the nine month period ended September 30, 1996 compared to the same period in 1995 is as follows (in thousands):

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Liquidity (Continued)
                                                      Nine Months
                                                     1996 vs. 1995
                                                     -------------
     Increases/(Decreases)
     Net Income                                        $  1,895
     Depreciation, Depletion and Amortization            (1,069)
     Write Down of Impaired Assets                        1,291
     Provision for Losses on Accounts Receivable            301
     Revenues and Fuel Costs Deferred                    (2,986)
     Deferred and Non-Current Federal Income Taxes       (1,856)
     Environmental Remediation Costs - Net               (5,181)
     Accounts Receivable                                  7,037
     Inventories                                         (8,188)
     Prepayments and Other Current Assets                  (261)
     Gross Receipts & Franchise Taxes                     6,377
     Accounts Payable and Other Accrued Liabilities       1,977
     Assets Held for Disposal                               593
     Other - Net                                         (1,632)
                                                       --------
                                                       $ (1,702)
                                                       ========

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

     Changes in inventory levels reflect the impact of seasonal requirements and price changes. SJG gas inventory levels are usually built up in anticipation of winter season requirements while Morie inventory levels are usually built up for the winter months in order to service customers during the months when sand mining operations are curtailed. Increases in inventory accounts reflect the outlays for inventory build up while decreases reflect the recovery of such costs through sales.

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

Short-Term Lines of Credit

     Short-term bank lines of credit aggregate $155.0 million of which $57.6 million was unused at September 30, 1996. The credit lines are uncommitted and unsecured, with borrowings thereunder being effected for various terms of less than one year at interest rates below the prime rate of interest, in effect at the time of borrowing.

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

had previously recovered these costs through rates on a pay-as-you-go basis. A December 1994 BPU order provides for partial recovery of costs associated with FASB No. 106 and prescribes continued deferral of unrecovered costs amounting to $5.1 million at September 30, 1996. SJG was initially seeking recovery of this asset in its current rate proceedings; however, the BPU initiated a generic proceeding to address the recovery of such costs by all utilities in the State. SJG expects that full recovery will be included in future base rates (See Note 4). Also, beginning in 1995, an external trust was established for the purpose of contributing costs recovered from ratepayers resulting from a settlement with the BPU. Gross contributions to the trust were $3.7 million as of September 30, 1996. It is estimated that an additional $0.5 million will be contributed to the trust in 1996.

     Since the early 1980's, the company has recorded environmental remediation costs of $51.7 million, of which $28.6 million has been expended as of September 30, 1996. The remaining liability of approximately $23.1 million is reflected in the balance sheet under the captions "Current Liabilities" and "Deferred Credits and Other Non-Current Liabilities". Such amounts have not been adjusted for future insurance recoveries, which management is pursuing. SJG has realized insurance recoveries of $4.2 million which were offset against legal costs and deferred remediation costs. Recorded amounts include estimated costs to be incurred over the next three years based on projected investigation and remediation work plans using existing technologies. Estimates beyond this time cannot be made on a reliable basis due to changing technology, government regulations and site-specific requirements and, therefore, have not been recorded; however, the total costs to be incurred may be substantial. The major portion of such costs relate to the remediation of former gas manufacturing sites of SJG, which has recorded and expended amount of $50.8 million and $27.8 million, respectively, through September 30, 1996. SJG has established a regulatory asset for these costs and is recovering such costs over seven-year amortization periods, as authorized by the BPU. SJG has recovered $8.6 million through rates as of September 30, 1996.

     The Company is subject to claims which arise in the ordinary course of its business and other legal proceedings. Included therewith, a group of Atlantic City casinos filed a petition with the BPU on January 16, 1996 alleging overcharges of over $10.0 million, including interest. Management believes that the ultimate liability with respect to these actions, including the situation set forth above, will not materially affect the financial position or results of operations of the Company.

Capital Resources

     The company has a continuing need for cash resources and capital, primarily to invest in new and replacement equipment and facilities for its utility subsidiary. Total construction expenditures for 1996 are estimated at $39.2 million and the

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Capital Resources (Continued)

Company expended approximately $27.8 million for the nine months ended September 30, 1996. Construction expenditures for 1997 and 1998 are estimated at approximately $51.0 million and $57.8 million, respectively. Such investments are expected to be funded from several sources, including cash generated by operations, temporary use of short-term debt, sale of first mortgage bonds, sale of common stock and capital leases. Part of the proceeds from the expected sale of Morie will be used to pay off the balance of senior notes of EMI and R & T and an EMI bank loan.
The balance of such outstanding debt amounted to approximately $11.0 million at September 30, 1996, which amount is included in the balance sheet under the caption "Current Maturities of Long-Term Debt".

     On January 16, 1996, SJG petitioned the BPU for a general base rate increase of approximately $26.5 million based on an overall rate of return of 10.4 percent and a 13.0 percent return on equity. As part of this petition, SJG is seeking recovery of costs associated with its increased expenditures for construction and operations (See Note 6). SJG is also seeking to modify the existing sharing formula for pre-tax interruptible and off-system margins.

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

Item l.   Legal Proceedings

     Information required by this Item is incorporated by reference to Part I, Item 1, as follows: Note 5, on pages 12 and 13 regarding contingent liabilities related to remediation and clean-up of certain sites which included manufactured gas operations and a petition filed by a group of casinos with the BPU on January 16, 1996 alleging overcharges of over $10.0 million, including interest; and Note 6 on page 13 regarding SJG's petition for a rate increase filed on January 16, 1996.

Item 5.   Other Information

     The Company continues to explore the potential fair market value of its utility construction and environmental remediation subsidiary, R & T Group, Inc. and, at this time, no plan for disposal is in place. Management may develop a formal plan if the results of this process produce a potential purchase at a price considered adequate to the management and Board of Directors of the Company (See Note 1, page 9). SJI has reached an agreement in principle for the sale of Morie (See Note 1 on pages 8 and 9 and Item 2., Management's Discussion and Analysis of Results of Operations and Financial Condition, including: "Overview", page
14 and "Capital Resources", page 23).

Item 6.   Exhibits and Reports on Form 8-K

     a.   Exhibits - Exhibit 27 - Financial Data Schedule.
     b. A report on Form 8-K was filed with the SEC on October 9, 1996, reporting, under Item 5 - Other Events, a dividend declared by the Board of Directors on September 20, 1996 of one stock purchase right (the "Rights") for each share of the Company's Common Stock, par value $1.25 per share (the "Common Stock"), to be paid on October 11, 1996 (the "Record Date") to shareholders of record of the Common Stock issued and outstanding on the Record Date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of the Company's Series A Junior Participating Preference stock, without par value (the "Series A Preference Stock"). The description and terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement") between the Company and The Farmers & Merchants National Bank of Bridgeton, the Rights Agent.

     No financial statements were required in said filing, however, the following Exhibits were included therein:

Exhibit No.                   Description

   99.1 Rights Agreement dated as of September 20, 1996 between South Jersey Industries, Inc. and The Farmers & Merchants National Bank of Bridgeton, which includes the resolutions establishing the terms of the preference stock as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Common Shares as Exhibit C.

   99.2        Press Release dated September 20, 1996 of SJI.

                            SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               SOUTH JERSEY INDUSTRIES, INC.
                                        (Registrant)



Dated:  November 12, 1996    By:  /s/ Gerald S. Levitt
                                  -------------------------------
                                   Gerald S. Levitt
                                   Vice President and
                                   Chief Financial Officer





Dated:  November 12, 1996    By:  /s/ William J. Smethurst, Jr.
                                  -------------------------------
                                   William J. Smethurst, Jr.
                                   Assistant Treasurer and Acting
                                    Chief Accounting Officer

                   SOUTH JERSEY INDUSTRIES, INC.

                         Index to Exhibits



  Exhibit
  Number                             Description
  -------                            -----------

    27                Financial Data Schedule

                      (Submitted only in electronic format to the Securities and Exchange Commission).