Form 10-K
period 1996-12-31
SOUTH JERSEY INDUSTRIES INC
filed 1997-03-26
CIK 91928

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996     Commission File Number 1-6364

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of approximately 9,180,600 shares of voting stock held by non-affiliates of the registrant as of March 3, 1997 was $204,268,000. As of March 3, 1997, there were 10,759,033 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference:
          In Part I of Form 10-K:  Pages 11, 17, 18, and 21 of 1996
             Annual Report to Shareholders
          In Part II of Form 10-K:  Page 1 and Pages 10 through 22 of 1996
             Annual Report to Shareholders
          In Part III of Form 10-K:  Pages 2 through 10 (except as stated in
             Item 11 of this Form 10-K) of the Proxy Statement dated
             March 13, 1997 for the 1997 Annual Meeting of Shareholders

                                  PART I

Item 1.   Business

General

     The registrant, South Jersey Industries, Inc. (the Company), a New Jersey corporation, was formed in 1969 for the purpose of owning and holding all of the outstanding common stock of South Jersey Gas Company (South Jersey Gas or SJG), a public utility, and acquiring and developing nonutility lines of business. Energy & Minerals, Inc. (EMI), a wholly-owned subsidiary of the Company, was formed in 1977 to own, finance and further develop certain nonutility businesses. Through its subsidiary, EMI is engaged in energy services. South Jersey Energy Company (SJE), a wholly-owned subsidiary of the Company, provides services for the acquisition and transportation of natural gas for commercial and industrial users. R&T Group, Inc. (R&T), a wholly-owned subsidiary of the Company, was formed in 1989 to engage in utility construction and general construction businesses. Certain assets of R&T were sold in 1996 and early 1997 and the Company has adopted a plan for disposition of its remaining assets. A non-binding letter of intent to sell a substantive portion of such assets was signed in February 1997. Upon sale of these assets, the Company will no longer engage in the construction business.

Financial Information About Industry Segments

     Information regarding Industry Segments is incorporated by reference to
Note 3 on page 18 of the Company's Annual Report to Shareholders for the year ended December 31, 1996 which is attached to this report. See Item 14(c)(13).

Description of Business

     The Company is engaged in the business of operating, through subsidiaries, various business enterprises. The Company's most significant subsidiary is SJG.

     South Jersey Gas Company ("SJG"), a New Jersey corporation, is an operating public utility company engaged in the purchase, transmission and sale of natural gas for residential, commercial and industrial use in an area of approximately 2,500 square miles in the southern part of New Jersey. SJG also makes off-system sales of natural gas on a wholesale basis to various customers on the interstate pipeline system and transports natural gas purchased directly from producers or suppliers by some of its customers. SJG is the principal subsidiary of South Jersey Industries, Inc. ("SJI"), a New Jersey corporation.

     SJG's service territory includes 112 municipalities throughout Atlantic, Cape May, Cumberland and Salem Counties and portions of Burlington, Camden and Gloucester Counties, with an estimated permanent population of 1.1 million.

     SJG serves 253,874 residential, commercial and industrial customers (at December 31, 1996) in southern New Jersey. Gas sales and transportation for 1996 amounted to approximately 66,814,000 Mcf (thousand cubic feet), of which approximately 51,203,000 Mcf was firm sales and transportation, 7,040,000 Mcf was interruptible sales and transportation and 8,571,000 Mcf was off-system sales. The breakdown of firm sales includes 42.4% residential, 19.8% commercial, 10.1% cogeneration and electric generation, 2.4% industrial and 25.3% transportation. At year-end 1996, SJG served 236,008 residential customers, 17,492 commercial customers and 374 industrial customers. This includes 1996 net additions of 5,562 residential customers and 313 commercial customers and a decrease of 23 industrial customers.

     Under an agreement with Atlantic Electric, an electric utility serving southern New Jersey, SJG supplies natural gas to several combustion turbine facilities. This gas service is provided under the terms of a firm electric service tariff approved by the New Jersey Board of Public Utilities (the "BPU") on a demand/commodity basis. In 1996, 1.6 Bcf (billion cubic feet) was delivered under this agreement.

     SJG serviced eight cogeneration facilities in 1996. Combined sales and transportation of natural gas to such customers amounted to approximately 9.2 Bcf in 1996.

     SJG makes wholesale gas sales for resale to gas marketers for ultimate delivery to end users. These "off-system" sales are made possible through the issuance by the Federal Energy Regulatory Commission ("FERC") of Orders No. 547 and 636. Order No. 547 issued a blanket certificate of public convenience and necessity authorizing all parties, which are not interstate pipelines, to make FERC jurisdictional gas sales for resale at negotiated rates, while Order No. 636 allowed SJG to deliver gas at delivery points on the interstate pipeline system other than its own city gate stations and release excess pipeline capacity to third parties. During 1996, off-system sales amounted to 8.6 Bcf. Also in 1996, SJG released 20.0 Bcf of its firm interstate pipeline capacity to third parties.

     Supplies of natural gas available to SJG that are in excess of the quantity required by those customers who use gas as their sole source of fuel (firm customers) make possible the sale of gas on an interruptible basis to commercial and industrial customers whose equipment is capable of using natural gas or other fuels, such as fuel oil and propane. The term "interruptible" is used in the sense that deliveries of natural gas may be terminated by SJG at any time if this action is necessary to meet the needs of higher priority customers as described in SJG's tariffs. Usage by interruptible customers, including off-system customers, in 1996 amounted to approximately 15.6 Bcf (approximately 23.4 percent of the total volume of gas delivered).

     No material part of SJG business is dependent upon a single customer or a few customers.

Service Territory

    The majority of the SJG residential customers reside in the northern and western portions of its service territory in Burlington, Camden, Salem and Gloucester counties. A majority of new customers reside in this section of the service territory, which includes the residential suburbs of Wilmington and Philadelphia. The franchise area to the east is centered on Atlantic City and the neighboring resort communities in Atlantic and Cape May counties, which experience large population increases in the summer months. The impact of the casino gaming industry on the Atlantic City area has resulted in the creation of new jobs and the expansion of the residential and commercial infrastructure necessary to support a developing year-round economy. Atlantic City is experiencing a second wave of development as a result of casino gaming. The centerpiece of this development is the new $254 million multi-purpose convention center, accompanied with a planned billion dollar hotel and entertainment complex. These facilities will be used to attract large conventions as well as making Atlantic City into a family resort on a year-round basis. The convention center is expected to be in operation in the spring of 1997.

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

Rates and Regulation

     As a public utility, SJG is subject to regulation by the BPU. Additionally, the Natural Gas Policy Act, which was enacted in November 1978, contains provisions for Federal regulation of certain aspects of SJG's business. SJG is affected by Federal regulation with respect to transportation and pricing policies applicable to its pipeline capacity from Transcontinental Gas Pipeline Corporation ("Transco"), SJG's major supplier, Columbia Gas Transmission Corporation ("Columbia"), CNG Transmission Corporation ("CNG") and Equitrans, Inc. ("Equitrans"), since such services are provided under rates and terms established under the jurisdiction of the FERC.

     Retail sales by SJG are made under rate schedules within a tariff filed with and subject to the jurisdiction of the BPU. These rate schedules provide primarily for either block rates or demand/commodity rate structures. The tariff contains provisions permitting SJG to pass on to customers increases and decreases in the cost of purchased gas supplies. The tariff also contains provisions permitting the recovery of environmental remediation costs associated with former manufactured gas plant sites and for the adjustment of revenues due to the impact of "temperature" fluctuations as prescribed in SJG's tariff.

     In April 1997, SJG will initiate its BPU approved pilot program to give residential customers a choice of gas supplier. The program will be open to the first 10,000 residential customers who apply for this service and is designed to run until June 30, 1998, or later if approved by the BPU. SJG will continue to deliver the natural gas through its distribution system with no loss of margins.

     Revenue requirements for ratemaking purposes are established on the basis of firm and interruptible sales projections. On January 27, 1997, the BPU granted SJG a rate increase of $6.0 million based on an overall rate of return of 9.62% including an 11.25% return on equity. The majority of this increase will come from residential and small commercial customers. As part of this rate increase, SJG is allowed to retain the first $5.0 million of pre-tax margins generated by interruptible and off-system sales and transportation and 20% of pre-tax margins generated by such sales above that level. In 1997 and 1998, this $5.0 million threshold will be increased by the annual revenue requirement associated with specified major construction projects. These sharing formula improvements are expected to result in additional rate relief of approximately $1.4 million in 1997 and $1.8 million in 1998. In 1997, SJG will file to recover additional post-retirement benefit costs of approximately $1.1 million annually. This recovery is expected to begin in 1998. In addition, part of the increase will be recovered from customers through new service fees which charge specific customers for costs which they cause SJG to incur. In addition to the rate increase, the BPU approved a revenue reduction in SJG's Temperature Adjustment Clause, a mechanism designed to reduce the impact of extreme fluctuations in temperature on SJG and its customers. For the period ended May 31, 1996, weather in SJG's service area was significantly colder than the 20-year average, resulting in a $2.5 million credit due to customers' bills which is reflected in the 1996 results of operations. Additional information on regulatory affairs is incorporated by reference to Note 1 on page 17, Note 4 on page 18 and Notes 13 and 14 on page 21 of the Company's Annual Report to Shareholders for the year ended December 31, 1996 which is attached to this report.

     On December 14, 1994, the BPU granted SJG a rate increase of $12.1 million based on a 9.51 percent return on rate base, which included an 11.5 percent return on equity. Nearly the entire increase came from the residential, commercial and small industrial customer classes. In addition, SJG was allowed to retain the first $4.0 million of combined pre-tax interruptible and off-system margins and 20 percent of margins above that level.

     SJE, a New Jersey corporation, is a wholly owned non-regulated subsidiary of the Company and is engaged in providing services for the acquisition and transportation of natural gas for commercial and industrial users.

     EMI, a New Jersey corporation, is a holding company that owns all of the outstanding common stock of South Jersey Fuel, Inc. (SJF). In December 1996, EMI sold its investment in common stock of The Morie Company, Inc., its sand mining and processing subsidiary, in a cash transaction for approximately $55.3 million (see Note 2 on page 17 of the Company's Annual Report to Shareholders for the year ended December 31, 1996 which is attached to this report). See
Item 14(c)(13).

     SJF, a New Jersey corporation, was reactivated in 1995 and is in the business of providing wholesale energy services, including the acquisition and transportation of natural gas.

     R&T, a New Jersey corporation, is a holding company that owns all the common stock of R and T Castellini Company, Inc. (Castellini Company), S.W. Downer, Jr. Company, Inc. (Downer Company), Onshore Construction Company, Inc. (Onshore), Cape Atlantic Crane Co., Inc. (Cape Atlantic) and R & T Castellini Construction Company, Inc. (R & T Construction). In 1996, approximately 43% of R&T net sales related to work performed for SJG (compared to 39% in 1995). No other customer accounted for as much as 10% of R&T's consolidated revenues in 1996. As indicated under "General" on page 2, assets of the R&T companies have either been sold or are being held for sale under a plan adopted in 1996. The financial statements include R&T as a discontinued operation (see Note 2 on page 17 of the Company's Annual Report to Shareholders for the year ended December 31, 1996 which is attached to this report). See Item 14(c)(13).

     Castellini Company, a New Jersey corporation, is engaged in the installation of gas, water and sewer lines, plant maintenance and site work.

     Downer Company, a New Jersey corporation, is engaged in the installation of gas, water and sewer lines, plant maintenance and site work.

     Onshore, a New Jersey corporation, is principally engaged in the installation of large diameter pipe, sewerage plants, bridges, dams and other heavy construction projects.

     Cape Atlantic, a New Jersey corporation, was principally engaged in the rental of cranes. Cape Atlantic sold its cranes in 1996 and is an inactive subsidiary.

     R & T Castellini Construction, a Delaware Corporation, was engaged in the installation of gas, water and sewer lines, plant maintenance and site work. Its assets were sold in January 1997 and this company is now an inactive subsidiary.

     In 1996, the Company made no public announcement of, or otherwise made public information about, a new product or industry segment that would require the investment of a material amount of the assets of the Company or which otherwise was material.

Raw Materials

South Jersey Gas

  Supply Contracts and Storage

     SJG has direct connections to two interstate pipeline companies, Transco and Columbia. It also secures firm transportation and other long term services from four additional pipelines upstream of the Transco and Columbia systems. They include: Columbia Gulf Transmission Company ("Columbia Gulf"), CNG, Texas Gas Transmission Corporation ("Texas Gas") and Equitrans. Services provided by these upstream pipelines are utilized to deliver gas into either the Transco or Columbia systems for ultimate delivery to SJG. Services provided by all of the above mentioned pipelines are subject to changes as directed by FERC Order
No. 636.

  Transco

     Transco is SJG's largest supplier of long term gas transmission services. These services include five (5) year-round and one (1) seasonal firm transportation ("FT") service arrangement. When combined, these services enable SJG to purchase from third parties and have delivered to its city gate stations by Transco, a total of 163,741 Thousand Cubic Feet of gas per day ("Mcf/d").
The terms of the year-round agreements extend for various periods from 2002 to 2010 while the term of the seasonal agreement extends to 2011.

     SJG also has seven (7) long-term gas storage service agreements with Transco that when combined are capable of storing approximately 10.1 Bcf. Through these services, SJG can inject gas into storage during periods of low demand and withdraw gas at a rate of up to 86,972 Mcf per day during periods of high demand. The terms of the storage service agreements extend for various periods from 1998 to 2008.

     Transco renders a merchant service to SJG under its Rate Schedule FS (defined below). Williams Energy Services Company ("WESCO"), an affiliate of Transco, has assumed Transco's natural gas merchant function under which the maximum purchase quantity amounts to 51,769 Mcf per day. FS is a no-notice swing service which allows SJG to take between zero and its full contract quantities (51,769 Mcf/d) on any day of the year. This flexibility enables SJG to respond to changes in its requirements for gas due to weather and market conditions. The initial term of the FS agreement extends through March 31, 2001.

     In addition to FS service, SJG has also secured a second merchant service from Transco under Transco's Rate Schedule NS. NS service is also provided by WESCO acting as agent for Transco. Under this service, SJG can purchase up to 30,000 Mcf per day of NS gas with 24 hours advance notice.

     SJG has a long term gas purchase agreement with Vastar Gas Marketing ("Vastar") which provides for the delivery of up to 14,618 Mcf/d to SJG's service area on a year round basis by way of Transco FT service. The initial term of the gas purchase agreement with Vastar extends through March 31, 2000.

     SJG also has a winter season firm transportation service on the Transco system which is available for the period December 1 through the last day of February of each year. SJG's maximum entitlement under this service is 2,900 Mcf/d. SJG has contracted with Amerada Hess Corporation ("Hess") to provide the gas supply to fill this transportation capacity during each winter season through October 31, 2007.

     SJG may deliver up to 24,700 Mcf per day of gas under a firm transportation agreement as part of Transco's Texas Gas-CNG-Transco FT project. This project was developed to provide additional firm pipeline capacity which would deliver gas to the U.S. Northeast via a bundled service provided by Transco under its Rate Schedule FT-NT. SJG has also contracted with Hess for a 15 year gas supply service to fill this capacity which extends through October 31, 2007.

  CNG

     SJG has entered into separate gas sales and capacity management agreements with CNG Energy Services Corporation ("CNGES"), a non-jurisdictional affiliate of CNG, through which SJG has assigned to CNGES its pipeline FT and storage entitlements on the CNG system to provide SJG with up to 9,662 Mcf per day of gas during the period November 16 through March 31 of each year.

  Columbia

     SJG has three (3) firm transportation agreements with Columbia which, when combined, provide for 43,500 Mcf/d of firm deliverability.

     SJG has four long term gas purchase agreements, for periods ranging from 1999 to 2003, with major non-jurisdictional producer/suppliers for gas delivered into the Columbia pipeline system which, in aggregate, provide SJG with up to 43,500 Mcf/d via the Columbia pipe line system during the winter season. Such agreements also provide for delivery in non-winter months at lower quantities.

     SJG also subscribes to a firm storage service from Columbia, to March 31, 2009, which provides a maximum withdrawal quantity of 19,807 Mcf/d during the winter season with an associated 1,121,095 Mcf of storage capacity.

     As part of addressing future winter season requirements, SJG has entered into an agreement with Columbia to subscribe to an incremental 31,296 Mcf per day of storage deliverability with an additional 2,234,482 Mcf of storage capacity to begin in November 1998. The term of the agreement expires October 31, 2013. The FERC has recently approved Columbia's arrangements to provide such services subject to review of environmental issues.

  Equitrans

     SJG has a long term storage service provided by Equitrans, to April 1, 2002, under which up to 500,000 Mcf of gas may be stored during the summer season and up to 4,783 Mcf/d may be withdrawn during the winter season. The gas is delivered to SJG under firm transportation agreements with Equitrans, CNG and Transco.

  Supplemental Gas Supplies

     SJG has a long term LNG purchase agreement with Distrigas of Massachusetts Corporation ("DOMAC") which extends through October 31, 2000. For the 1996-97 contract year, SJG's annual contract quantity under the DOMAC agreement is 186,047 Mcf. LNG purchases from DOMAC are transported to SJG's LNG storage facility in McKee City, New Jersey via over-the-road trucks.

     SJG operates peaking facilities which can store and vaporize both LNG and propane for injection into its distribution system. SJG's LNG facility has a storage capacity equivalent to 404,000 Mcf of natural gas and has an installed capacity to vaporize up to 90,000 Mcf of LNG per day for injection into its distribution system.

     SJG also maintains three propane-air plants that are located in McKee City, Middle Township and Ocean City, New Jersey. The combined maximum storage capacity of these plants is 450,000 gallons of liquefied propane or the equivalent of approximately 33,834 Mcf of natural gas.

     SJG also operates a high pressure pipe storage field at its McKee City facility which is capable of storing 12,000 Mcf of gas and injecting up to 10,000 Mcf of gas per day into SJG's distribution system.

     SJG has a LNG peaking service agreement with the Philadelphia Gas Works ("PGW") which provides up to 250,000 Mcf per year of peaking service gas on a firm basis at a rate of up to 25,000 Mcf per day when taken as vapor and delivered through the Transco pipeline system or up to twelve truckloads per day (approximately 10,200 Mcf) when taken as liquid and trucked to SJG's LNG storage facility in McKee City, NJ. The initial term of this agreement extends through the 1997-98 winter season, however it may be extended by mutual agreement of the parties.

  Peak-Day Supply

     SJG plans for a winter season peak-day demand on the basis of an average daily temperature of 2 degrees F. Gas demand on such a design day was estimated for the 1996-97 winter season to be 386,585 Mcf versus a design day supply of 416,922 Mcf. On January 19, 1994, SJG experienced its highest peak-day demand of 370,582 Mcf with an average temperature of 2.68 degrees F. In 1996, SJG experienced a high peak-day demand of 325,463 Mcf with an average temperature of
12.0 degrees F.

  Gas Prices

     During 1996, SJG purchased and had delivered to it approximately 50.6 Bcf of natural gas for distribution to its customers. Of this total, 34.3 Bcf was transported on the Transco pipeline system and 16.3 Bcf was transported on the Columbia pipeline system.

     SJG's average commodity cost of gas purchased in 1996 was $2.93 per Mcf.

Energy & Minerals, Inc.

     Access to gas suppliers and cost of gas are significant to SJF's operations.

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

Working Capital Practices

     As previously indicated under Seasonal Aspects, SJG buys and stores natural gas during the summer months. These purchases are financed by short-term loans which are substantially paid down during the winter months when gas revenues are higher. Reference is also made to "Liquidity" on page 11 of the Company's Annual Report to Shareholders for the year ended December 31, 1996 which is attached to this report. See Item 14(c)(13).

Sale of First Mortgage Bonds

     On March 21, 1997, SJG issued and sold $35.0 million principal amount of First Mortgage Bonds, 7.70% Series due April 1, 2027. The net proceeds from the sale, amounting to $34.307 million, was used to pay off outstanding short-term loans.

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

Competition

     SJG franchises are non-exclusive, however, currently no other utility is providing service within its territory. SJG competes with oil, propane and electricity suppliers for residential, commercial and industrial users. The market for natural gas sales is subject to competition as a result of deregulation. Through its tariff, SJG has promoted competition while maintaining its margins. Substantially all of SJG's profits are from the transportation rather than the sale of the commodity. SJG believes it has been a leader in addressing the changing marketplace. It maintains its focus on being a low-cost provider of natural gas and energy services.

     SJF competes with a number of other marketers/brokers in the selling of wholesale natural gas services. Its competition includes SJG, Energy Company, other utilities and alliances which include other utility companies.

     The operating companies of R&T Group compete with a number of other utility and general construction companies.

Research

     During the last three fiscal years, neither the Company nor any of its subsidiaries engaged in research activities to any material extent.

Environmental Matters

     Information on environmental matters for SJI and its subsidiaries is incorporated by reference to Note 13 on page 21 of the Company's Annual Report to Shareholders for the year ended December 31, 1996 which is attached to this report. See Item 14(c)(13).

     EMI and its subsidiaries are subject to, and have a corporate policy of compliance with, legislation and regulation by federal, state and local authorities with regard to air and water quality control, and other
environmental considerations.   Expenditures for environmental purposes are
not expected to materially affect future operations or earnings.

Employees

     The Company and its subsidiaries had a total of 874 employees as of December 31, 1996.

Financial Information About Foreign and Domestic Operations and Export Sales

     The Company has no foreign operations and export sales have not been a significant part of the Company's business.


Item 2.   Properties

     The principal property of SJG consists of its gas transmission and distribution systems that include mains, service connections and meters. The transmission facilities carry the gas from the connections with Transco and Columbia to SJG's distribution systems for delivery to customers. As of December 31, 1996, there were approximately 343 miles of mains in the transmission systems and 4,598 miles of mains in the distribution systems.

     SJG owns office and service buildings, including its corporate headquarters, at eight locations in the territory, a liquefied natural gas storage and vaporization facility, and three propane-air vaporization plants.

     As of December 31, 1996, the SJG utility plant had a gross book value of $579,304,259 and a net book value, after accumulated depreciation, of $421,621,668. In 1996, $39,385,175 was spent on additions to utility plant and there were retirements of property having an aggregate gross book cost of $2,730,526. Construction expenditures for 1997 are currently expected to approximate $48.3 million.

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

     EMI owns and rents to others two commercial properties in Millville, N.J. and owns 235 acres of land in Vineland, N.J.

     R&T operating companies share land and buildings at two principal locations used for administrative operations and housing facilities for vehicles, heavy equipment and supplies.

     The Company owns approximately 139 acres of land in Folsom, New Jersey and approximately 9.29 acres of land in Linwood, New Jersey.


Item 3.   Legal Proceedings

     The Company is subject to claims which arise in the ordinary course of its business and other legal proceedings. Included therewith, a group of Atlantic City casinos have filed a petition with the BPU alleging overcharges of over $10 million, including interest. Management of the Company believes that any pending or potential legal proceedings will not materially affect its operations or consolidated financial position. Reference is made under Commitments and Contingencies in Note 13 on page 21 of the Company's Annual Report to Shareholders for the year ended December 31, 1996 which is attached to this report. See Item 14(c)(13).


Item 4.   Submission Of Matters To A Vote of Security Holders

     No matter was submitted to a vote of security holders during the fourth quarter of the 1996 fiscal year.


Item 4-A. Executive Officers (Other Than Directors) of the Registrant

             Name                     Age       Positions with the Company

     Gerald S. Levitt                  52         Vice President and Chief
                                                   Financial Officer

     George L. Baulig                  54         Secretary and Treasurer

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

     George L. Baulig was elected Secretary and Assistant Treasurer of the Company, SJG and EMI effective November 1, 1980. Mr. Baulig also serves as Secretary of R&T and SJE, effective October 1989 to date, and has served as Secretary of Morie from October 1989 to April 1995. Mr. Baulig was elected Treasurer of the Company, effective October 1, 1996.

     Executive officers of the Company are elected annually and serve at the pleasure of the Board of Directors.

                                     PART II


Item 5.   Market for the Registrant's Common Stock and Related Stockholder
            Matters

     Information required by this Item is incorporated by reference to Note 8 on page 19 and the bottom of page 22 of the Company's Annual Report to Shareholders for the year ended December 31, 1996 which is attached to this report. See Item 14(c)(13).


Item 6.   Selected Financial Data

     Information required by this Item is incorporated by reference to page 1 of the Company's Annual Report to Shareholders for the year ended December 31, 1996 which is attached to this report. See Item 14(c)(13).


Item 7.   Management's Discussion and Analysis of Results of Operations and
            Financial Condition

     Information required by this Item is incorporated by reference to pages 10, 11 and 12 of the Company's Annual Report to Shareholders for the year ended December 31, 1996 which is attached to this report. See Item 14(c)(13).


Item 8.   Financial Statements and Supplementary Data

     Information required by this Item is incorporated by reference to pages 12 through 21 and the top of page 22 of the Company's Annual Report to Shareholders for the year ended December 31, 1996 which is attached to this report. See Item 14(c)(13).


Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None

                                     PART III


Item 10.  Directors and Executive Officers of the Registrant

     Information required by this Item relating to the directors of the Company is incorporated by reference to pages 2 through 6 of the Company's definitive Proxy Statement, dated March 13, 1997, filed with the Commission, File number 1-6364, in connection with the Company's 1997 Annual Meeting of Shareholders. Information required by this Item relating to the executive officers (other than Directors) of the Company is set forth in Item 4-A of this report.


Item 11.  Executive Compensation

     Information required by this Item is incorporated by reference to pages
5 through 10 (except for the Report of the Compensation/Pension Committee on pages 9 and 10, and the Stock Performance Graph on page 10, which are not so incorporated) of the Company's definitive Proxy Statement, dated March 13, 1997, filed with the Commission, File number 1-6364, in connection with the Company's 1996 Annual Meeting of Shareholders.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information required by this Item is incorporated by reference to pages
2 through 6 of the Company's definitive Proxy Statement, dated March 13, 1997, filed with the Commission, File number 1-6364, in connection with the Company's 1997 Annual Meeting of Shareholders.


Item 13.  Certain Relationships and Related Transactions

     Information required by this Item is incorporated by reference to page 6 of the company's definitive Proxy Statement, dated March 13, 1997, filed with the Commission, File number 1-6364, in connection with the Company's 1997 Annual Meeting of Shareholders.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

(a) Listed below are all financial statements and schedules filed as part of this report:

          1 - The consolidated financial statements and notes to consolidated financial statements together with the report thereon of Deloitte & Touche LLP, dated February 19, 1997, are incorporated herein by reference to pages 12 through 21 of the Company's Annual Report to Shareholders for the year ended December 31, 1996 which is attached to this report. See Item 14(c)(13).

          2 - Supplementary Financial Information                       Page(s)

              Information regarding selected quarterly financial data is incorporated herein by reference to page 22 of the Company's Annual Report to Shareholders for the year ended December 31, 1996 which is attached to this report. See Item 14(c)(13).

              Supplemental Schedules as of December 31, 1996, 1995 and 1994 and for the three years ended December 31, 1996, 1995, and 1994:

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

          3 - See Item 14(c)(13)

(b)(i) A report on Form 8-K was filed with the SEC on October 9, 1996, reporting, under Item 5 - Other Events, a dividend declared by the Board of Directors on September 20, 1996 of one stock purchase right (the "Rights") for each share of the Company's Common Stock, par value $1.25 per share (the "Common Stock"), to be paid on October 11, 1996 (the "Record Date") to shareholders of record of the Common Stock issued and outstanding on the Record Date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of the Company's Series A Junior Participating Preference stock, without par value (the "Series A Preference Stock"). The description and terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement") between the Company and the Farmers & Merchants National Bank of Bridgeton, the Rights Agent.

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

          99.2             Press Release dated September 20, 1996 of SJI.

(b)(ii) A report on Form 8-K was filed with the SEC on December 12, 1996, reporting under Item 2 - Acquisition or Disposition of Assets.

          On December 3, 1996, Energy & Minerals, Inc., a subsidiary of South Jersey Industries, Inc. (SJI), sold the common stock of The Morie Company, Inc. (Morie), its sand mining and processing subsidiary, to Unimin Corporation in a cash transaction for approximately $55.3 million. Additional information is incorporated by reference to Note 2 on page 17 of the Company's Annual Report to Shareholders for the year ended December 31, 1996 which is attached to this report. See
          Item 14(c)(13).

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

     (4)(a)         Form of Stock Certificate     (4)(a)         Form 10-K
                    for common stock.                            for 1985
                                                                 (1-6364)

     (4)(a)(i)      Rights Agreement dated as     99.1           Form 8-A
                    of September 20, 1996                        filed 10/9/96
                    between South Jersey                         (1-6364)
                    Industries, Inc. and The
                    Farmers & Merchants
                    National Bank of Bridgeton

     Exhibit                                   Incorporated by Reference From
     Number                                       Exhibit   Reference Document

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
                    August 1, 1991.

     Exhibit                                   Incorporated by Reference From
     Number                                       Exhibit   Reference Document

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

     Exhibit                                   Incorporated by Reference From
     Number                                       Exhibit   Reference Document

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
                    or its Subsidiaries

     Exhibit                                   Incorporated by Reference From
     Number                                       Exhibit   Reference Document

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

     (11)           Not Applicable

     (12)           Calculation of Ratio of
                    Earnings to Fixed Charges
                    (Before Federal Income
                    Taxes) (filed herewith).

     (13)           The Annual Report to
                    Shareholders of the Company
                    for the year ended December 31,
                    1996 is filed as an exhibit
                    hereto solely to the extent
                    portions are specifically
                    incorporated by reference
                    herein.

     (16)           Not Applicable

     (18)           Not Applicable

     (21)           Subsidiaries of the Registrant
                    (filed herewith).

     (22)           None

     (23)           Independent Auditors'
                    Consent (filed herewith).

     Exhibit                                   Incorporated by Reference From
     Number                                       Exhibit   Reference Document

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

                                          Date    March 25, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                Title                        Date


 /s/ William F. Ryan             President and Director           March 25, 1997
(William F. Ryan)                (Principal Executive Officer)


 /s/ G. S. Levitt                Vice President                   March 25, 1997
(G. S. Levitt)                   (Principal Financial Officer)


 /s/ William J. Smethurst, Jr.   Assistant Secretary and          March 25, 1997
(William J. Smethurst, Jr.)      Assistant Treasurer
                                 (Principal Accounting Officer)


 /s/ George L. Baulig            Secretary and Treasurer          March 25, 1997
(George L. Baulig)


 /s/ Frank L. Bradley, Jr.       Director                         March 25, 1997
(Frank L. Bradley, Jr.)


 /s/ Anthony G. Dickson          Director                         March 25, 1997
(Anthony G. Dickson)


 /s/ Richard L. Dunham           Director                         March 25, 1997
(Richard L. Dunham)

Signature                                Title                        Date


 /s/ Thomas L. Glenn, Jr.        Director                         March 25, 1997
(Thomas L. Glenn, Jr.)


 /s/ Vincent E. Hoyer            Director                         March 25, 1997
(Vincent E. Hoyer)


 /s/ Clarence D. McCormick       Director                         March 25, 1997
(Clarence D. McCormick)


 /s/ Peter M. Mitchell           Director                         March 25, 1997
(Peter M. Mitchell)


 /s/ Jackson Neall               Director                         March 25, 1997
(Jackson Neall)


 /s/ Frederick R. Raring         Director                         March 25, 1997
(Frederick R. Raring)


 /s/ Shirli M. Vioni             Director                         March 25, 1997
(Shirli M. Vioni)

INDEPENDENT AUDITORS' REPORT

South Jersey Industries, Inc.:

We have audited the consolidated financial statements of South Jersey Industries, Inc. and its subsidiaries as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996 and have issued our report thereon dated February 19, 1997. Such financial statements and report are included in your 1996 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of South Jersey Industries, Inc. and its subsidiaries, listed in Item 14(a). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
February 19, 1997

                                                           SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
                                                           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Col. A.                                    Col. B.                     Col. C.                   Col. D.            Col. E.
-------------------------------------------------------------------------------------------------------------------------------
                                                                       Additions
                                                                       ---------
                                                               (1)               (2)
                                                                              Charged to
                                          Balance at        Charged to          Other                              Balance at
                                          Beginning         Costs and         Accounts-        Deductions-            End
Classification                            of Period          Expenses        Describe (a)      Describe (b)        of Period
-------------------------------------------------------------------------------------------------------------------------------
                                                           YEAR ENDED DECEMBER 31, 1996

Provision for Uncollectible Accounts    $    982,031      $  2,143,518      $    376,919      $  2,077,406 (c)  $    1,425,062



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

(a) Recoveries of accounts previously written off and minor adjustments.

(b) Uncollectible accounts written off.

(c) Includes $379,297 reduction in provision resulting from the sale of The Morie Company, Inc. in 1996.

                                                 SOUTH JERSEY INDUSTRIES, INC.
                                                 NUMBER ONE SOUTH JERSEY PLAZA
                                                 ROUTE 54
                                                 FOLSOM, NEW JERSEY 08037
                                                 FORM 10-K FYE 12/31/96

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

(4)(a)           Form of Stock Certificate       (4)(a)         Form 10-K
                 for common stock.                              for 1985
                                                                (1-6364)

(4)(a)(i)        Rights Agreement dated as       99.1           Form 8-A
                 of September 20, 1996                          filed 10/9/96
                 between South Jersey                           (1-6364)
                 Industries, Inc. and The
                 Farmers & Merchants
                 National Bank of Bridgeton

(4)(b)(i)        First Mortgage Indenture        (4)(b)(i)      Form 10-K
                 dated October 1, 1947.                         for 1987
                                                                (1-6364)

(4)(b)(x)        Twelfth Supplemental Inden-     5(b)           Form S-7
                 ture, dated as of June 1,                      (2-68038)
                 1980.

                                                 SOUTH JERSEY INDUSTRIES, INC.
                                                 NUMBER ONE SOUTH JERSEY PLAZA
                                                 ROUTE 54
                                                 FOLSOM, NEW JERSEY 08037
                                                 FORM 10-K FYE 12/31/96

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
                 Company and Transco,
                 dated December 16, 1953.

                                                 SOUTH JERSEY INDUSTRIES, INC.
                                                 NUMBER ONE SOUTH JERSEY PLAZA
                                                 ROUTE 54
                                                 FOLSOM, NEW JERSEY 08037
                                                 FORM 10-K FYE 12/31/96

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
                 February 1, 1992.

                                                 SOUTH JERSEY INDUSTRIES, INC.
                                                 NUMBER ONE SOUTH JERSEY PLAZA
                                                 ROUTE 54
                                                 FOLSOM, NEW JERSEY 08037
                                                 FORM 10-K FYE 12/31/96

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
                 ing, Inc., dated March 5, 1990.

                                                 SOUTH JERSEY INDUSTRIES, INC.
                                                 NUMBER ONE SOUTH JERSEY PLAZA
                                                 ROUTE 54
                                                 FOLSOM, NEW JERSEY 08037
                                                 FORM 10-K FYE 12/31/96

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
                 Columbia Gas Transmission
                 Corporation, dated
                 November 1, 1993.

                                                 SOUTH JERSEY INDUSTRIES, INC.
                                                 NUMBER ONE SOUTH JERSEY PLAZA
                                                 ROUTE 54
                                                 FOLSOM, NEW JERSEY 08037
                                                 FORM 10-K FYE 12/31/96

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

                                                 SOUTH JERSEY INDUSTRIES, INC.
                                                 NUMBER ONE SOUTH JERSEY PLAZA
                                                 ROUTE 54
                                                 FOLSOM, NEW JERSEY 08037
                                                 FORM 10-K FYE 12/31/96

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

(11)             Not Applicable

(12)             Calculation of Ratio of
                 Earnings to Fixed Charges
                 (Before Federal Income
                 Taxes) (filed herewith).

                                                 SOUTH JERSEY INDUSTRIES, INC.
                                                 NUMBER ONE SOUTH JERSEY PLAZA
                                                 ROUTE 54
                                                 FOLSOM, NEW JERSEY 08037
                                                 FORM 10-K FYE 12/31/96

                                   EXHIBIT INDEX
                                                      Incorporated by
                                                       Reference From
Reference                                                       Reference
Number             Description of Exhibit        Exhibit        Document

(13)             The Annual Report to
                 Shareholders of the Company
                 for the year ended December 31,
                 1996 is filed as an exhibit
                 hereto solely to the extent
                 portions are specifically
                 incorporated by reference
                 herein.

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