Form 10-Q
period 1997-03-31
SOUTH JERSEY INDUSTRIES INC
filed 1997-05-13
CIK 91928

Page 1 of 29


              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 or 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1997

Commission File Number 1-6364

                    SOUTH JERSEY INDUSTRIES, INC.
--------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

       New Jersey                                 22-1901645
--------------------------------------------------------------------
(State or other jurisdiction of              (I.R.S. Employer's
 incorporation of organization)             Identification No.)

  Number One South Jersey Plaza, Route 54, Folsom, NJ    08037
--------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

                          (609) 561-9000
--------------------------------------------------------------------
(Registrant's telephone number, including area code)


--------------------------------------------------------------------
Former name, former address, and former fiscal year, if changed since last report


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

As of May 13, 1997, there were 10,762,298 shares of the registrant's common stock outstanding.


                     Exhibit Index on page 29

                 PART I  -  FINANCIAL INFORMATION


Item 1.  Financial Statements  --  See Pages 3 through 6




                   SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

               CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
-------------------------------------------------------------------------------
                       (In Thousands Except for Share Data)

                                                         Three Months Ended
                                                             March 31,
                                                      -------------------------
                                                         1997          1996
-------------------------------------------------------------------------------
Operating Revenues:
  Utility. . . . . . . . . . . . . . . . . . . . .      $120,594      $139,349
  Nonutility . . . . . . . . . . . . . . . . . . .         4,825        10,611
                                                      -----------   -----------
      Total Operating Revenues . . . . . . . . . .       125,419       149,960
                                                      -----------   -----------
Operating Expenses:
  Gas Purchased for Resale . . . . . . . . . . . .        63,882        78,767
  Operations - Utility . . . . . . . . . . . . . .         9,810         9,618
               Nonutility. . . . . . . . . . . . .         4,984        10,458
  Maintenance. . . . . . . . . . . . . . . . . . .         1,471         1,261
  Depreciation . . . . . . . . . . . . . . . . . .         3,888         3,632
  Federal Income Taxes . . . . . . . . . . . . . .         8,345         9,180
  Gross Receipts & Franchise Taxes . . . . . . . .        12,379        14,473
  Other Taxes. . . . . . . . . . . . . . . . . . .           791           818
                                                      -----------   -----------
      Total Operating Expenses . . . . . . . . . .       105,550       128,207
                                                      -----------   -----------
Operating Income . . . . . . . . . . . . . . . . .        19,869        21,753

Interest and Other Charges . . . . . . . . . . . .         4,876         4,942
                                                      -----------   -----------
Income from Continuing Operations. . . . . . . . .        14,993        16,811
                                                      -----------   -----------
Discontinued Operations:
  Income(Loss) from Discontinued Operations - Net.            31          (862)
  Net Loss on the Disposal
   of Discontinued Operations. . . . . . . . . . .          (123)         (723)
                                                      -----------   -----------
  Net Income Applicable to Common Stock. . . . . .        14,901        15,226
                                                      ===========   ===========
Average Shares of Common Stock Outstanding . . . .    10,760,121    10,724,398
                                                      ===========   ===========
Earnings(Loss) Per Common Share:
  Continuing Operations. . . . . . . . . . . . . .         $1.39         $1.57
  Discontinued Operations - Net. . . . . . . . . .         (0.01)        (0.15)
                                                      -----------   -----------
     Earnings Per Common Share . . . . . . . . . .         $1.38         $1.42
                                                      ===========   ===========
Dividends Declared Per Common Share. . . . . . . .         $0.36         $0.36
                                                      ===========   ===========



See notes to condensed consolidated financial statements.






                   SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEET
-----------------------------------------------------------------------------------------------
                                  (In Thousands)                    (Unaudited)

                                                                    March 31,      December 31,
                                                         --------------------------------------
                                                            1997         1996          1996
---------------------------------------------------------------------------------  ------------
ASSETS
------
Property, Plant & Equipment:
  Utility Plant, at original cost. . . . . . . . . . .     $589,255     $549,057      $579,304
    Accumulated Depreciation . . . . . . . . . . . . .     (160,755)    (148,727)     (157,682)
  Nonutility Property & Equipment, at cost . . . . . .        3,326       60,448         3,342
    Accumulated Depreciation & Depletion . . . . . . .       (1,048)     (35,240)       (1,060)
                                                         -----------  -----------  ------------
        Property, Plant & Equipment - Net. . . . . . .      430,778      425,538       423,904
                                                         -----------  -----------  ------------
Investment in Affiliate. . . . . . . . . . . . . . . .         1267            0          1286
                                                         -----------  -----------  ------------
Current Assets:
  Cash and Cash Equivalents. . . . . . . . . . . . . .       13,852        4,270        46,905
  Notes Receivable - Affiliate . . . . . . . . . . . .        1,500            0         2,800
  Accounts Receivable. . . . . . . . . . . . . . . . .       55,638       76,754        38,714
  Unbilled Revenues. . . . . . . . . . . . . . . . . .       13,052       15,049        17,855
  Provision for Uncollectibles . . . . . . . . . . . .       (1,555)        (988)       (1,425)
  Natural Gas in Storage, average cost . . . . . . . .        6,403        2,094        22,638
  Materials and Supplies, average cost . . . . . . . .        4,069       11,382         4,114
  Assets of Discontinued Businesses Held for Disposal.        2,999            0         4,966
  Prepaid Gross Receipts & Franchise Taxes . . . . . .            0            0         1,602
  Prepayments and Other Current Assets . . . . . . . .        1,376        2,749         1,773
                                                         -----------  -----------  ------------
        Total Current Assets . . . . . . . . . . . . .       97,334      111,310       139,942
                                                         -----------  -----------  ------------
Accounts Receivable - Merchandise. . . . . . . . . . .        1,804        2,597         1,999
                                                         -----------  -----------  ------------
Deferred Debits:
  Environmental Remediation Costs:
    Expended - Net . . . . . . . . . . . . . . . . . .       15,864       12,062        15,566
    Liability for Future Expenditures. . . . . . . . .       41,700       21,830        41,700
  Gross Receipts & Franchise Taxes . . . . . . . . . .        4,361        4,768         4,468
  Income Taxes - Flowthrough Depreciation. . . . . . .       14,732       15,710        14,977
  Deferred Postretirement Benefit Costs. . . . . . . .        5,354        4,848         5,153
  Other. . . . . . . . . . . . . . . . . . . . . . . .        8,056        9,776         9,386
                                                         -----------  -----------  ------------
        Total Deferred Debits. . . . . . . . . . . . .       90,067       68,994        91,250
                                                         -----------  -----------  ------------
              Total Assets . . . . . . . . . . . . . .     $621,250     $608,439      $658,381
                                                         ===========  ===========  ============

See notes to condensed consolidated financial statements.




                   SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEET
-----------------------------------------------------------------------------------------------
                                  (In Thousands)                    (Unaudited)

                                                                    March 31,      December 31,
                                                         --------------------------------------
                                                            1997         1996          1996
---------------------------------------------------------------------------------  ------------
CAPITALIZATION AND LIABILITIES
------------------------------
Common Equity:
  Common Stock . . . . . . . . . . . . . . . . . . . .      $13,453      $13,408       $13,446
  Premium on Common Stock. . . . . . . . . . . . . . .      110,687      110,272       110,542
  Retained Earnings. . . . . . . . . . . . . . . . . .       59,770       45,070        48,743
                                                         -----------  -----------  ------------
        Total Common Equity. . . . . . . . . . . . . .      183,910      168,750       172,731
                                                         -----------  -----------  ------------
Redeemable Cumulative Preferred Stock:
  South Jersey Gas Company, Par Value
   $100 a share:
    Authorized - 48,204, 49,104
                 and 48,204 shares
    Outstanding -
      Series A, 4.70% -- 3,900, 4,800
                         and 3,900 shares. . . . . . .          390          480           390
      Series B, 8.00% -- 19,242 shares . . . . . . . .        1,924        1,924         1,924
                                                         -----------  -----------  ------------
        Total Preferred Stock. . . . . . . . . . . . .        2,314        2,404         2,314
                                                         -----------  -----------  ------------
Long-Term Debt . . . . . . . . . . . . . . . . . . . .      182,548      166,354       149,736
                                                         -----------  -----------  ------------
Current Liabilities:
  Notes Payable to Banks . . . . . . . . . . . . . . .       37,200       65,275       108,300
  Current Maturities of Long-Term Debt . . . . . . . .        6,603        9,360         6,603
  Accounts Payable . . . . . . . . . . . . . . . . . .       30,287       41,909        50,301
  Customer Deposits. . . . . . . . . . . . . . . . . .        5,932        5,684         6,050
  Gross Receipts & Franchise Taxes Accrued . . . . . .       10,475       10,474             0
  Environmental Remediation Costs. . . . . . . . . . .        9,377        6,895         9,377
  Federal Income Taxes Accrued . . . . . . . . . . . .        5,365        7,703         4,417
  Interest Accrued and
   Other Current Liabilities . . . . . . . . . . . . .        9,759        7,934        13,693
                                                         -----------  -----------  ------------
        Total Current Liabilities. . . . . . . . . . .      114,998      155,234       198,741
                                                         -----------  -----------  ------------
Deferred Credits and Other Non-Current Liabilities:
  Deferred Income Taxes - Net. . . . . . . . . . . . .       76,395       68,364        75,821
  Investment Tax Credits . . . . . . . . . . . . . . .        5,926        6,319         6,025
  Deferred Revenues. . . . . . . . . . . . . . . . . .        3,391        9,119             0
  Pension and Other Postretirement Benefits. . . . . .       10,991        9,880        10,218
  Environmental Remediation Costs. . . . . . . . . . .       34,327       14,942        34,353
  Other. . . . . . . . . . . . . . . . . . . . . . . .        6,450        7,073         8,442
                                                         -----------  -----------  ------------
        Total Deferred Credits
          and Other Non-Current Liabilities. . . . . .      137,480      115,697       134,859
                                                         -----------  -----------  ------------
Commitments and Contingencies

              Total Capitalization and Liabilities . .     $621,250     $608,439      $658,381
                                                         ===========  ===========  ============







See notes to condensed consolidated financial statements.




                     SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

              CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------------
                                     (In Thousands)
                                                                  Three Months Ended
                                                                       March 31,
                                                                  -------------------
                                                                    1997       1996
-------------------------------------------------------------------------------------
Cash Flows from Operating Activities:

   Net Income Applicable to Common Stock. . . . . . . . . . .      14,901     15,226
   Adjustments to Reconcile Net Income to Cash Flows
    Provided by Operating Activities:
     Depreciation, Depletion and Amortization . . . . . . . .       4,567      5,377
     Provision for Losses on Accounts Receivable. . . . . . .         195        138
     Revenues and Fuel Costs Deferred - Net . . . . . . . . .       3,795      1,804
     Deferred and Non-Current Federal Income Taxes
      and Credits - Net . . . . . . . . . . . . . . . . . . .         748         41
     Environmental Remediation Costs - Net. . . . . . . . . .        (298)      (289)
     Net Pre-Tax Loss on the Disposal
      of Discontinued Operations. . . . . . . . . . . . . . .           0      1,097
     Changes in:
       Accounts Receivable. . . . . . . . . . . . . . . . . .     (11,991)   (26,166)
       Inventories. . . . . . . . . . . . . . . . . . . . . .      16,280     13,304
       Prepayments and Other Current Assets . . . . . . . . .         397        347
       Gross Receipts & Franchise Taxes . . . . . . . . . . .      12,077     14,123
       Accounts Payable and Other Accrued Liabilities . . . .     (23,118)     1,618
     Other - Net. . . . . . . . . . . . . . . . . . . . . . .         216      1,674
                                                                  --------   --------
Net Cash Provided by Operating Activities . . . . . . . . . .      17,769     28,294
                                                                  --------   --------
Cash Flows from Investing Activities:

   Repayments of Loan to Affiliate. . . . . . . . . . . . . .       1,300          0
   Proceeds from the Sale of Assets - Net . . . . . . . . . .       1,165          0
   Proceeds from Sale of Available-for-Sale Securities. . . .           0        795
   Capital Expenditures, Cost of Removal and Salvage. . . . .     (11,239)    (8,069)
                                                                  --------   --------
Net Cash Used in Investing Activities . . . . . . . . . . . .      (8,774)    (7,274)
                                                                  --------   --------
Cash Flows from Financing Activities:

   Proceeds from Sale of Long-Term Debt . . . . . . . . . . .      35,000          0
   Net Repayments of Lines of Credit. . . . . . . . . . . . .     (71,100)   (11,025)
   Principal Repayments of Long-Term Debt . . . . . . . . . .      (2,188)    (7,539)
   Dividends on Common Stock. . . . . . . . . . . . . . . . .      (3,874)    (3,861)
   Proceeds from Sale of Common Stock . . . . . . . . . . . .         114         88
                                                                  --------   --------
Net Cash Used in Financing Activities . . . . . . . . . . . .     (42,048)   (22,337)
                                                                  --------   --------
Net Decrease in Cash and Cash Equivalents . . . . . . . . . .     (33,053)    (1,317)
Cash and Cash Equivalents at Beginning of Period. . . . . . .      46,905      5,587
                                                                  --------   --------
Cash and Cash Equivalents at End of Period. . . . . . . . . .     $13,852     $4,270
                                                                  ========   ========



See notes to condensed consolidated financial statements.



          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 1.   Significant Accounting Practices:

          Consolidation -- The condensed consolidated financial statements include the accounts of South Jersey Industries, Inc. (the Company or SJI) and all of its subsidiaries. Certain intercompany transactions, amounting to approximately $1.8 million and $1.0 million for the three-month periods ended March 31, 1997 and 1996, respectively, were not required to be eliminated. Those amounts were capitalized to utility plant or environmental remediation costs on the South Jersey Gas Company (SJG) books of account and are recoverable by SJG through the rate-making process (See Note 6). All other significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made of previously reported amounts to conform with classifications used in the current year. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments and the adjustments described below) necessary for a fair presentation of the financial position and operating results of the Company at the dates and for the periods presented. The businesses of the Company are subject to seasonal fluctuations and, accordingly, this interim financial information should not be considered a basis for estimating the results of operations for the full year.

          Estimates and Assumptions -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related disclosures and, therefore, actual results could differ from those estimates.

          In February 1997, the Financial Accounting Standards Board (FASB) issued FASB No. 128, "Earnings per Share", which is effective for financial statements for periods ending after December 15, 1997. FASB No. 128 supersedes previous reporting requirements on Earnings per Share (EPS) and replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with a complex capital structure. The impact from the adoption of FASB No. 128 is not expected to have a material impact on the Company's EPS.

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            (CONTINUED)

Note 2.   Divestitures:

          On December 3, 1996, Energy & Minerals, Inc. (EMI), a subsidiary of SJI, sold the common stock of The Morie Company, Inc. (Morie), its sand mining and processing subsidiary, in a cash transaction for approximately $55.3 million. The net book value of assets sold was approximately $27.9 million. Cash, certain real estate and other miscellaneous assets, along with certain liabilities, remaining after the sale were transferred to the books of EMI.

          In December 1996, the Company developed a formal plan to discontinue the operations of its construction and environmental services operations, R & T Group, Inc. (R & T) and its five subsidiaries. In two separate sales on January 9, 1997, and on April 4, 1997, R & T sold all of its operating assets, except certain real estate. The aggregate proceeds from these sales, approximately $3.5 million, approximated the net book value of the assets at the date of sale. Associated disposal costs of $189,500, or $123,200 after taxes, are included in the condensed statement of consolidated income under the caption "Net Loss on the Disposal of Discontinued Operations".

          Summarized operating results of the discontinued operations for the three months ended March 31, 1997 and 1996 were (in thousands):

                                          1997       1996
     Operating Revenues:                --------   --------
       Sand Mining                      $      0   $  6,527
       Construction                        3,154      3,160
                                        --------   --------
          Total Operating Revenues      $  3,154   $  9,687
                                        ========   ========

     Income(Loss) before Income Taxes:
       Sand Mining                      $     23   $   (733)
       Construction                           25       (599)

     Income Tax (Expense)Credits             (17)       470
                                        --------   --------
     Income(Loss) from
      Discontinued Operations           $     31   $   (862)
                                        ========   ========
     Income(Loss) per Common Share
      from Discontinued Operations      $   0.00   $  (0.08)
                                        ========   ========

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            (CONTINUED)

Note 2.   Divestitures:  (Continued)

     The 1996 results of operations have been restated to reflect the accounting for these segments as Discontinued Operations.

Note 3.   Common Stock:

          The Company has 20,000,000 shares of Common Stock authorized of which the following shares were issued and outstanding:
                                          1997         1996
                                       ----------   ----------
     Beginning Balance January 1,      10,756,679   10,722,171
     Issued during period:
       Employees' Stock Ownership Plan      2,559        3,083
       Stock Option & Stock
         Appreciation Rights Plan           3,060        1,000
                                       ----------   ----------
     Ending Balance March 31,          10,762,298   10,726,254
                                       ==========   ==========

          The par value ($1.25 per share) of the stock issued in 1997 and 1996 has been credited to common stock and the net excess over par value of $144,856 and $83,167 for the three months ended March 31, 1997 and 1996, respectively, has been credited to Premium on Common Stock.

          Effective January 1, 1996, the Company adopted FASB No. 123, "Accounting for Stock-Based Compensation". This statement defines a fair value based method of accounting for stock-based compensation. However, the Company has elected, as permitted by the statement, to continue to measure compensation costs using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, there was no impact from the adoption of FASB No. 123 on the Company's financial statements. The Company has determined that the pro forma effect of adoption of the fair value based method of accounting on net income and earnings per share would be immaterial for the three months ended March 31, 1997 and 1996.

          Stock Option and Stock Appreciation Rights Plan - Under this plan, not more than 306,000 shares in the aggregate may be issued to officers and other key employees of the Company and its subsidiaries. No options or stock appreciation rights may be granted under the Plan after January 23, 2007. At March 31, 1997 and 1996, the Company had 31,930 and 48,540

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            (CONTINUED)

Note 3.   Common Stock (Continued):

     options outstanding, respectively, exercisable at prices from $17.16 to $24.69 per share. During the three-month period ended March 31, 1997 and 1996, 3,060 and 1,000 options were exercised, respectively, at a price of $17.89 per share. No options were granted in 1997 or 1996. No stock appreciation rights have been issued under the plan. The stock options outstanding at March 31, 1997 and 1996, did not have a material effect on the earnings per share calculations.

          Dividend Reinvestment and Stock Purchase Plan (DRP) and Employees' Stock Ownership Plan (ESOP) - Shares of common stock offered through the DRP are currently purchased in the open market. All shares offered through the ESOP are issued directly by the Company. As of March 31, 1997, 294,087 and 37,582 shares of authorized, but unissued, Common Stock were reserved for future issuance to the DRP and ESOP, respectively.

          Directors' Restricted Stock Plan - On September 20, 1996, the Board of Directors adopted a restricted stock plan. Under this plan, an initial award of 13,800 shares was granted on December 4, 1996, at a market value of $24.00 per share. The plan also provides for annual awards and, on December 5, 1996, 600 additional shares were granted at a market value of $24.125 per share. There have been no awards in 1997. Initial awards will vest over a five-year period, with 20 percent of such awards vesting per year. Annual awards will vest on the third anniversary of each award. Shares issued as restricted stock are held by the Company until the attached restrictions lapse. The market value of the stock on the date granted is recorded as compensation expense over the applicable vesting period.

          Shareholder Rights Plan - On September 20, 1996, the Board of Directors adopted a shareholder rights plan that provides for the distribution of one right for each share of common stock outstanding on October 11, 1996. Each right entitles its holder to purchase 1/1000 of one share of Series A Stock at an exercise price of $90.

          The rights plan provides that when a person or group acquires 10 percent or more of the Company's common stock, each of the rights (except for those held by the 10 percent holder) becomes the right upon payment of the exercise price to receive that number of shares of the Company's common stock, or common stock of the acquiring company, which have a market value equal to two times the exercise price.

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            (CONTINUED)

Note 3.   Common Stock (Continued):

          The rights may be redeemed by the Company for $.001 per right at any time prior to the time the acquiring person or group reaches the 10 percent threshold. If the rights are not exercised or redeemed by September 20, 2006, they will expire.

Note 4.   Retained Earnings:

          There are certain restrictions under various loan agreements as to the amount of cash dividends or other distributions that may be paid on the Common Stock of SJG. The Company's aggregate equity in its subsidiaries' retained earnings which is free of these restrictions was approximately $54.4 million as of March 31, 1997.

Note 5.   Commitments and Contingencies:

          Gas Supply Contracts - SJG, in the normal course of conducting business, has entered into long-term contracts for natural gas supplies, firm transportation, and gas storage service. The earliest expiration of any of the gas supply contracts is 1998. All of the transportation and storage service agreements between SJG and its interstate pipeline suppliers are provided under Federal Energy Regulatory Commission (FERC) approved tariffs. SJG's cumulative obligation for demand charges paid to its suppliers for all of these services is approximately $5.2 million per month which is recovered on a current basis through the LGAC.

          Pending Litigation - The Company is subject to claims which arise in the ordinary course of its business and other legal proceedings. A group of Atlantic City casinos filed a petition with the BPU on January 16, 1996, alleging overcharges of over $10.0 million, including interest. Management believes that charges to the casinos were based on applicable tariffs and that the casinos were not qualified under less expensive rate schedules, as claimed. Management believes that the ultimate impact of these actions will not materially affect SJI's financial position, results of operations or liquidity.

          Environmental Remediation Costs - The Company has incurred and recorded certain costs for environmental remediation of sites where SJG or predecessor companies operated gas manufacturing plants. Manufactured gas operations were terminated at all SJG sites more than 30 years ago. Certain of SJI's nonutility subsidiaries have also

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            (CONTINUED)

Note 5.   Commitments and Contingencies (Continued)

     recorded costs for environmental remediation of sites where
     SJF previously operated a fuel oil business and Morie maintained equipment fueling stations and storage.

          Since the early 1980s, the Company has recorded environmental remediation costs of $74.8 million, of which $31.0 million has been expended as of March 31, 1997. SJG, with the assistance of an outside consulting firm, estimates that total future expenditures to remediate SJG's sites will range from $41.7 million to $150.2 million. The lower end of this range has been recorded as a liability and is reflected on the condensed consolidated balance sheet under the captions "Current Liabilities" and "Deferred Credits and Other Non-Current Liabilities". Recorded environmental remediation costs of SJG do not directly affect earnings because those costs are deferred and, when expended, recovered through rates over 7-year amortization periods as authorized by the BPU. Amounts accrued for future expenditures have not been adjusted for future insurance recoveries, which management is pursuing. SJG has received $4.2 million of insurance recoveries as of March 31, 1997. These proceeds were first used to offset legal fees incurred in connection with those recoveries and the excess was used to reduce the balance of deferred environmental remediation costs. Recorded amounts include estimated costs to be incurred based on projected investigation and remediation work plans using existing technologies. Actual expenditures could differ from the estimates due to the long-term nature of the projects and changing technology, government regulations and site specific requirements.

          The major portion of the recorded environmental remediation costs relate to the remediation of SJG's former gas manufacturing sites. SJG has recorded $71.9 million for the remediation of these sites, of which $30.2 million has been expended through March 31, 1997. As a result of the 7-year recovery mechanism, SJG does not expense environmental costs for former gas manufacturing sites when incurred and defers costs to be recovered. SJG has two regulatory assets associated with environmental cost. The first regulatory asset is titled "Environmental Remediation Cost: Expended - Net". These expenditures represent actual cost incurred to remediate former gas manufacturing plant sites. These costs meet the requirements of FASB No. 71, "Accounting for the Effects of Certain Types of Regulation". The BPU has allowed

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            (CONTINUED)

Note 5.   Commitments and Contingencies (Continued)

     recovery of these expenditures through July 1995 and a petition to recover these costs through July 1996 is pending before the BPU.

          The other regulatory asset titled "Environmental Remediation Cost: Liability for Future Expenditures" relates to estimated future expenditures determined under the guidance of FASB No. 5, "Accounting for Contingencies". This amount, which relates to former manufactured gas plant sites has been recorded as a deferred debit with the corresponding amount reflected in Current Liabilities and Deferred Credits and Other Non-Current Liabilities, as appropriate. The deferred debit is a regulatory asset under FASB No. 71 because the BPU's intent, as evidenced by its current practice, is to provide recovery sufficient in amount to recover the deferred costs after they have been expended.

          SJG makes annual filings with the BPU to recover these costs in rates. The BPU has consistently allowed the full recovery over such 7-year periods, and SJG believes the BPU will continue to do so. As of March 31, 1997, SJG has unamortized remediation expenditures of $15.9 million which are reflected on the balance sheet under the caption "Deferred Debits". Since BPU approval of the RAC mechanism in August 1992, SJG has recovered $10.1 million through rates as of March 31, 1997.

          With Morie's sale, EMI assumed responsibility for environmental liabilities which are estimated to range between $2.0 million and $4.0 million. The information available on these sites was sufficient only to establish a range of probable liability and no point within the range is more likely than any other, therefore, EMI accrued the lower end of the range.

Note 6.   Recent Regulatory Action:

          On January 27, 1997, the BPU granted SJG a rate increase of $6.0 million based on a 9.62 percent rate of return on rate base, which included an 11.25 percent return on equity. Revenue requirements for ratemaking purposes are established on the basis of firm and interruptible sales projections.
     The majority of this increase will come from residential and small commercial customers. As part of this rate increase, SJG is allowed to retain the first $5.0 million of pre-tax margins generated by interruptible and off-system sales and

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            (CONTINUED)

Note 6.   Recent Regulatory Action (Continued):

     transportation and 20 percent of pre-tax margins above that level. In 1997 and 1998, this $5.0 million threshold will be increased by the annual revenue requirement associated with specified major construction projects. These sharing formula improvements are expected to result in additional rate relief of approximately $1.4 million in 1997 and $1.8 million in 1998. In May 1997, SJG filed to recover additional post-retirement benefit costs of approximately $1.2 million annually. This recovery is expected to begin in 1998. In addition, part of the increase will be recovered from customers through new service fees which charge specific customers for costs which they cause SJG to incur.

          In addition to the rate increase, the BPU approved a revenue reduction in SJG's Temperature Adjustment Clause, a mechanism designed to reduce the impact of extreme fluctuations in temperatures on SJG and its customers. For the period ended May 31, 1996, weather in SJG's service area was significantly colder than the 20-year average, resulting in a $2.5 million credit due to customers' bills which is reflected in the 1996 results of operations.

          As part of the tariff changes approved, SJG initiated its BPU approved pilot program in April 1997 to give residential customers a choice of gas supplier. The program will be open to the first 10,000 residential customers who apply for this service and is designed to run until June 30, 1998, or later if approved by the BPU. Under the applicable rate schedule, amounts billed to participants in the program will be reduced for cost of gas charges and applicable gross receipts taxes. This decrease in revenues will be offset by a corresponding decrease in SJG's gas costs and taxes under SJG's BPU-approved fuel clause. Accordingly, SJG believes that the program will not affect its net income, financial condition or margins. In addition, because the program affects only 4% of SJG's residential customers, and not all of those customers may elect to purchase gas from other suppliers, SJG believes that any reduction in revenue will not be material. SJG further expanded the choices available to commercial and industrial customers.

Note 7.   Financing Activities:

          On March 21, 1997, SJG sold $35.0 million of its First
     Mortgage Bonds, 7.7% Series due 2027.

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            (CONTINUED)

Note 8.   Subsequent Event:

          On May 2, 1997, SJG's statutory Delaware trust subsidiary, SJG Capital Trust, sold $35.0 million of 8.35% SJG-obligated Mandatorily Redeemable Preferred Securities. The Trust solely holds as an asset the 8.35% Deferrable Interest Subordinated Debentures issued by SJG which mature on April 30, 2037, the maturity date of the Preferred Securities. The Debentures and Preferred Securities are redeemable at the option of SJG at a redemption price equal to 100% of the principal amount thereof at any time on or after April 30, 2002.

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Overview

     The wholly owned operating subsidiaries of South Jersey
Industries include South Jersey Gas Company (SJG), Energy &
Minerals, Inc. (EMI) and South Jersey Energy Company (SJE).

     SJG is a natural gas distribution company serving 255,900 customers at March 31, 1997, compared with 249,300 customers at March 31, 1996. Seasonal aspects affect SJG's reported revenues, inventories, receivables, operating expenses and cash flows, which are usually greater during the first and fourth quarters of the year. EMI is a holding company engaged in the wholesale marketing of natural gas through its energy service subsidiary, South Jersey Fuel, Inc. (SJF). SJE provides services for the acquisition and transportation of natural gas for retail end users.

Competition

     SJG franchises are non-exclusive. However, currently no other utility is providing retail gas distribution services within its territory. SJG does not expect any other utilities to do so in the foreseeable future because of the extensive investment required for utility plant and related costs. SJG competes with oil, propane and electricity suppliers for residential, commercial and industrial users. The market for natural gas sales is subject to competition as a result of deregulation. SJG has enhanced its competitive position while maintaining its margins through its initiative in obtaining an unbundled tariff which isolates the variable cost of the gas commodity component within SJG's rate structure. Under this tariff, substantially all of SJG's profits are derived from the transportation rather than the sale of the commodity since SJG does not generally add a profit mark-up to the cost of the commodity. Therefore, SJG is able to offer its commercial and industrial customers flexibility regarding choice of gas supply while SJG continues to recover its cost of service and fixed gas costs while providing and charging for transportation service. In April 1997, SJG initiated its BPU-approved pilot program to give certain of its residential customers a choice of gas suppliers (See "Operating Revenues -Utility"). In all of these respects, SJG has been a leader in addressing the changing marketplace while maintaining its focus on being a low-cost provider of natural gas and energy services. SJE and SJF are also active participants in arranging energy services designed to provide low-cost energy supplies. It is the intent of the SJI companies to develop creative initiatives and propose meaningful regulatory and tax reforms designed to benefit its customers and shareholders.

Energy Adjustment Clauses

     SJG's tariff includes a Levelized Gas Adjustment Clause ("LGAC"), a Temperature Adjustment Clause ("TAC") and a Remediation Adjustment Clause ("RAC"). Such clauses are designed to permit adjustments for changes in gas supply costs, reduce the impact of extreme fluctuations in temperatures on SJG and its

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Energy Adjustment Clauses (Continued)

customers, and recover costs incurred in the remediation of former gas manufacturing plants. The BPU approved LGAC and RAC adjustments do not directly affect earnings because revenues are adjusted to match costs. The Company's base rates are designed based on twenty-year normal temperatures. When actual temperatures are colder than the twenty-year average, the Company sells more gas than was anticipated generating higher revenues and net income. Conversely, when actual temperatures are warmer than normal, the Company sells less gas and revenues and net income are lower than projected.

     The TAC dampens the effect of these peaks and valleys (and thus moderates the effect of weather extremes on SJG's revenues) by giving customers a credit against higher usage in colder weather and giving SJG a surcharge on lower usage in warmer weather. TAC adjustments therefore affect revenue, income and cash flows.

Results of Operations - First Quarter Ended March 31, 1997
Compared to First Quarter Ended March 31, 1996

Operating Revenues - Utility

     In 1997, revenues decreased $18.8 million from 1996. The revenue decrease is principally due to lower volume firm and off-system sales resulting from weather which was approximately
14.2 percent warmer than 1996. The impact of lower volume sales was partially offset by capacity release revenue, an average net increase of approximately 6,400 customers and an increase in rates effective January 27, 1997. Total sales margin (revenues less cost of gas, gross receipts and income taxes) decreased in 1997 principally due to the decreased firm revenues.

     In April 1997, SJG initiated its BPU approved pilot program to give residential customers a choice of gas supplier. The program will be open to the first 10,000 residential customers who apply for this service and is designed to run until June 30, 1998, or later if approved by the BPU. Under the applicable rate schedule, amounts billed to participants in the program will be reduced for cost of gas charges and applicable gross receipts taxes. This decrease in revenues will be offset by a corresponding decrease in SJG's gas costs and taxes under SJG's BPU-approved fuel clause. Accordingly, SJG believes that the program will not affect its net income, financial condition or margins. In addition, because the program affects only 4% of SJG's residential customers, and not all of those customers may elect to purchase gas from other suppliers, SJG believes that any reduction in revenue will not be material.

     The following is a summary of changes in operating revenue and throughput by major category for the 1997 quarter compared with 1996 (before the elimination of intersegment sales):

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Operating Revenues - Utility (Continued)
                                              1997 vs. 1996
                                              -------------
     Operating Revenues (Thousands):
       Firm
         Residential                              $ (6,179)
         Commercial                                 (4,027)
         Industrial                                   (647)
         Cogeneration & Electric Generation         (3,290)
         Firm Transportation                            69
                                              ------------
           Total Firm                              (14,074)

       Interruptible                                   542
       Interruptible Transportation                    413
       Off-System                                   (8,406)
       Capacity Release & Storage                    1,703
       Other                                           215
                                              ------------
           Total Operating Revenues               $(19,607)
                                              ============
     Throughput (MMcf):
       Firm
         Residential                                (1,420)
         Commercial                                   (849)
         Industrial                                   (119)
         Cogeneration & Electric Generation         (1,105)
         Firm Transportation                         1,526
                                              ------------
           Total Firm Throughput                    (1,967)

       Interruptible                                    94
       Interruptible Transportation                    777
       Off-System                                   (1,597)
       Capacity Release & Storage                    7,062
                                              ------------
           Total Throughput                          4,369
                                              ============

Operating Revenues - Nonutility

     Nonutility revenues decreased $5.8 million in the first quarter of 1997 compared to the same period in 1996, principally due to lower commodity volumes of energy product sales.

Gas Purchased for Resale

     Gas purchased for resale decreased $14.9 million in 1997 compared with 1996 due principally to lower volume sales. Sources of gas supply include both contract and open-market purchases.
SJG is responsible for securing and maintaining its own gas supplies to serve its customers.

     SJG has entered into long-term contracts for natural gas supplies, firm transportation, and firm gas storage service. The earliest expiration of any of these contracts is 1998. All of the

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Gas Purchased for Resale (Continued)

transportation and storage service agreements between SJG and its interstate pipeline suppliers are provided under tariffs approved by the Federal Energy Regulatory Commission. SJG's cumulative obligation for demand charges for all of these services is approximately $5.3 million per month which is recovered on a current basis through its LGAC.

Operations

     A summary of net changes in utility operations for the 1997 quarter compared with the year preceding is as follows (in thousands):

                                                 1997 vs. 1996
                                                 -------------

     Other Production Expense                       $  (19)
     Transmission                                       (8)
     Distribution                                       53
     Customer Accounts and Services                     20
     Sales                                              50
     Administration and General                        180
     Other                                             (84)
                                                    ------
                                                    $  192
                                                    ======

     Administrative and General costs increased in 1997 principally due to increased salary and employee benefit costs, partially offset by decreases in outside service costs.

     Nonutility operations decreased by $5.5 million in the first quarter of 1997 compared to the same period in 1996 principally due to the decrease in commodity sales.

Other Operating Expenses

     A summary of principal changes in other expenses for the 1997 quarter compared with the same quarter in the preceding year is as follows (in thousands):

                                      1997 vs. 1996
                                      -------------

     Maintenance                         $  210
     Depreciation                           256
     Federal Income Taxes - Net            (835)
     Gross Receipts & Franchise
       and Other Taxes                   (2,121)

     The increase in maintenance expense is principally due to increased utility production plant maintenance. Depreciation is higher in 1997 principally due to increased investment in property, plant and equipment by SJG. Federal Income Tax changes

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Other Operating Expenses (Continued)

reflect the impact of changes in pre-tax income. The changes in Gross Receipts & Franchise Taxes in 1997 are due to changes in volumes of gas sold, which are subject to those taxes.

Interest and Other Charges

     Interest charges decreased slightly in 1997 compared with 1996. The decrease is principally due to the effects of lower levels of long-term debt outstanding, partially offset by higher levels of short-term debt outstanding.

Discontinued Operations

     Income from discontinued operations amounted to $31,000 for the three months ended March 31, 1997 compared to a loss of $862,000 for the same period in 1996 (See Note 2, Divestitures). Also, the net loss on the sale of discontinued operations decreased from $723,000 in 1996 to $123,000 in 1997. This change principally reflects a write-down of goodwill in 1996.

Net Income Applicable to Common Stock

     Net Income (in thousands) and earnings per common shares reflect the following changes:

                                              1997 vs. 1996
                                              -------------
     Income from Continuing Operations
      (Decrease)                                   $(1,818)
     Net Gain on Disposal of Discontinued
      Operations                                       600
     Income from Discontinued Operations               893
                                              ------------
           Net Income Increase (Decrease)          $  (325)
                                              ============

     Earnings per Common Share
       Continuing Operations (Decrease)            $ (0.18)
       Discontinued Operations                        0.14
                                              ------------
           Earnings per Share Decrease             $ (0.04)
                                              ============

     The details affecting the decrease in net income and earnings per share are discussed under the appropriate captions above.

Liquidity

     The seasonal nature of gas operations, the timing of construction and remediation expenditures and related permanent financing, as well as mandated tax and sinking fund payment dates require large short-term cash requirements. These are generally met by cash from operations and short-term lines of credit. The Company maintains short-term lines of credit with a number of

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Liquidity (Continued)

banks, aggregating $163.0 million of which $125.8 million was available at March 31, 1997. The credit lines are uncommitted and unsecured with interest rates below the prime rate.

     The changes in cash flows from operating activities are as follows:

                                               Quarter Ended
                                                 March 31,
                                               -------------
                                               1997 vs. 1996
                                               -------------
     Increases/(Decreases):
     Net Income                                   $   (325)
     Depreciation, Depletion and Amortization         (810)
     Revenues and Fuel Costs Deferred - Net          1,991
     Deferred and Non-Current Federal
      Income Taxes - Net                               707
     Environmental Remediation Costs-Net                (9)
     Accounts Receivable                            14,175
     Inventories                                     2,976
     Gross Receipts & Franchise Taxes               (2,046)
     Accounts Payable and Other Accrued
      Liabilities                                  (24,736)
     Other - Net                                    (2,448)
                                                  --------
                                                  $(10,525)
                                                  ========

     Depreciation and Amortization are non-cash charges to income and do not impact cash flow. Changes in depreciation cost reflect the effect of additions and reductions to fixed assets.

     Increases in Revenues and Fuel Costs Deferred - Net reflect the impact of overcollection of fuel costs or the recovery of previously deferred fuel costs. Decreases reflect the impact of payments or credits to customers for amounts previously overcollected or the undercollection of fuel costs resulting from increases in natural gas costs.

     Increases in Deferred and Non-Current Federal Income Taxes and Credits - Net represent the excess of taxes accrued over amounts paid. Decreases reflect the impact of taxes paid in excess of amounts accrued. Generally, deferred income taxes related to deferred fuel costs will be paid in the next year.

     Changes in Environmental Remediation Costs - Net represent the difference between amounts collected under the RAC and through insurance recoveries and remediation expenditures.

     Changes in Accounts Receivable are generally weather and price related. Increases generate cash flows when collected in subsequent periods.

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Liquidity (Continued)

     Changes in Inventory reflect the impact of seasonal requirements, temperatures and price changes.

     Changes in Gross Receipts & Franchise Taxes reflect the impact of the excess of taxes paid over taxes accrued. However, there are significant timing differences in cash flows during the year since SJG must pay the full year's tax on April 1 of each year and amortize any prepaid tax over the remainder of the year, on the basis of gas volumes sold. SJG uses short-term borrowings to make these tax payments and, accordingly, this results in a temporary increase in the short-term debt level. The carrying costs for these timing differences are recognized in base utility rates.

     Changes in Accounts Payable and Other Current Liabilities reflect the impact of timing differences between the accrual and payment of costs.

     Cash flows from nonutility operations are generally retained by those companies with amounts in excess of cash requirements being passed up to SJI either as dividends or as temporary short-term loans. Nonutility operations are service oriented and do not require significant investment in capital facilities, inventories or personnel. Such operations are not considered material to the financial statements.

     EMI has assumed responsibility for the environmental liabilities of The Morie Company, Inc. (Morie), a subsidiary which was sold in 1996. The environmental liabilities are estimated to range between $2.0 million and $4.0 million. EMI has accrued the lower end of the range under the guidance of FAS 5 "Accounting for Contingencies".

Regulatory Matters

     On January 27, 1997, the BPU granted SJG a rate increase of $6.0 million based on a 9.62 percent rate of return on rate base, which included an 11.25 percent return on equity. Revenue requirements for ratemaking purposes are established on the basis of firm and interruptible sales projections. The majority of this increase will come from residential and small commercial customers. As part of this rate increase, SJG is allowed to retain the first $5.0 million of pre-tax margins generated by interruptible and off-system sales and transportation and 20 percent of pre-tax margins above that level. In 1997 and 1998, this $5.0 million threshold will be increased by the annual revenue requirement associated with specified major construction projects. These sharing formula improvements are expected to result in additional rate relief of approximately $1.4 million in 1997 and $1.8 million in 1998. In May 1997, SJG filed to recover additional post-retirement benefit costs of approximately $1.2 million annually. This recovery is expected to begin in 1998. In addition, part of the increase will be recovered from customers through new service fees which charge specific customers for costs which they cause SJG to incur.

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Regulatory Matters (Continued)

     Rates of return are calculated by weighting SJG's individual capital cost rates by the proportion of each respective type of capital. This requires the selection of appropriate capital structure ratios and a determination of the cost rate for each capital component which are determined in each rate proceeding.

     In setting a rate of return, the BPU must provide a utility and its investors with a return that is commensurate with the risk to which the invested capital is exposed so that the utility has access to the capital required to meet its public service responsibility.

     Also on January 27, 1997, the BPU approved SJG's request for a $2.5 million revenue reduction through the TAC, which is the standard BPU procedure used to credit customers with excess revenues, previously collected from customers, which were in excess of allowed revenues determined under the TAC. See Energy Adjustment Clauses. This revenue reduction reflects the normal operation of the TAC, as does the BPU's confirmation of the decrease.

     In April 1996, SJG received BPU approval to increase its rates to recover approximately $8.0 million of increased natural gas costs through the LGAC.

     The adoption of FASB No. 109, "Accounting for Income Taxes" in 1993 primarily resulted in the creation of a regulatory asset and a deferred income tax liability. As a result of positions taken in the 1994 rate case, the amortization of the asset is being recovered through rates over an 18-year period which began in December 1994. Also, FASB No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", adopted by SJG in 1993, requires an accrual basis of accounting for retiree benefit payments during the years of employment. SJG has elected to recognize the unfunded transition obligation over a 20-year period which began in 1993. SJG had previously recovered these costs through rates on a pay-as-you-go basis. A December 1994 BPU order provided for partial recovery of costs associated with FASB No. 106 and prescribes continued deferral of unrecovered costs. SJG was initially seeking recovery of this asset in its recently completed rate proceeding; however, the BPU initiated a generic proceeding to address the recovery of these costs by all utilities in the State. Phase I of the generic proceeding was completed in January 1997 and SJG has made a prescribed filing with the BPU to recover additional postretirement benefit costs of approximately $1.2 million annually, beginning in 1998. Also, beginning in 1995, an external trust was established towards funding postretirement benefit costs for the purpose of contributing costs recovered from ratepayers as authorized by the BPU. Rate recovery in excess of SJG's pay-as-you-go requirement is contributed to the trust and provides no operating benefit to SJG except to the extent that trust income would reduce future net

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Regulatory Matters (Continued)

periodic cost. Contributions to the trust amounted to $2.1 million in 1996. The balance of this regulatory asset amounted to $5.4 million at March 31, 1997.

     SJG has incurred and recorded certain costs for environmental remediation of sites where SJG or predecessor companies operated gas manufacturing plants. Manufactured gas operations were terminated at all SJG sites more than 30 years ago.

     Since the early 1980's, the Company has recorded environmental remediation costs of $74.8 million, of which $31.0 million has been expended as of March 31, 1997. SJG, with the assistance of an outside consulting firm, estimates that total future expenditures to remediate the sites will range from $41.7 million to $150.2 million. The lower end of this range has been recorded as a liability and is reflected on the balance sheet under the captions "Current Liabilities" and "Deferred Credits and Other Non-Current Liabilities". Recorded environmental remediation costs of SJG do not directly affect earnings because those costs are deferred and, when expended, recovered through rates over 7-year amortization periods as authorized by the BPU. Amounts accrued for future expenditures have not been adjusted for future insurance recoveries, which management is pursuing. SJG has received $4.2 million of insurance recoveries as of March 31, 1997. These proceeds were first used to offset legal fees incurred in connection with those recoveries and the excess was used to reduce the balance of deferred environmental remediation costs. Recorded amounts include estimated costs to be incurred based on projected investigation and remediation work plans using existing technologies. Actual expenditures could differ from the estimates due to the long-term nature of the projects and changing technology, government regulations and site specific requirements.

     The major portion of the recorded environmental remediation costs relate to the remediation of SJG's former gas manufacturing sites. SJG has recorded $71.9 million for the remediation of these sites, of which $30.2 million has been expended through March 31, 1997. As a result of the 7-year recovery mechanism, SJG does not expense environmental costs for former gas manufacturing sites when incurred and defers costs to be recovered. SJG has two regulatory assets associated with environmental cost. The first regulatory asset is titled "Environmental Remediation Cost:
Expended - Net". These expenditures represent actual costs incurred to remediate former gas manufacturing plant sites. These costs meet the requirements of FASB No. 71, "Accounting for the Effects of Certain Types of Regulation". The BPU has allowed recovery of these expenditures through July 1995 and a petition to recover these costs through July 1996 is pending before the BPU.

     The other regulatory asset titled "Environmental Remediation
Cost: Liability for Future Expenditures" relates to estimated future expenditures determined under the guidance of FAS 5
"Accounting for Contingencies". This amount, which relates to former manufactured gas plant sites has been recorded as a

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Regulatory Matters (Continued)

deferred debit with the corresponding amount reflected in Current Liabilities and Deferred Credits and Other Non-Current Liabilities, as appropriate. The deferred debit is a regulatory asset under FAS 71 because the BPU's intent, as evidenced by its current practice, is to provide recovery sufficient in amount to recover the deferred costs after they have been expended.

     SJG makes annual filings with the BPU to recover expended remediation costs in rates. The BPU has consistently allowed the full recovery over such seven-year periods, and SJG believes the BPU will continue to do so. As of March 31, 1997, SJG has unamortized remediation expenditures of $15.9 million which are reflected on the balance sheet under the caption "Deferred Debits." Since BPU approval of the RAC mechanism in August 1992, SJG has recovered $10.1 million through rates as of March 31, 1997.

     SJG is subject to claims which arise in the ordinary course of its business and other legal proceedings. A group of Atlantic City casinos filed a petition with the BPU on January 16, 1996 alleging overcharges of over $10.0 million, including interest. Management believes that charges to the casinos were based on applicable tariffs and that the casinos were not qualified under less expensive rate schedules as claimed. Management believes that the ultimate impact of these actions will not materially affect SJG's financial position or results of operations.

Capital Resources

     SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment for the remediation of former coal gas manufacturing sites. Total construction and remediation expenditures for 1997 are estimated at $57.7 million, of which $12.3 million was expended through March 31, 1997. The costs for 1998 and 1999 are estimated at approximately $65.0 million and $58.9 million, respectively. These investments are expected to be funded from several sources, which may include cash generated by operations, temporary use of short-term debt, sale of first mortgage bonds and capital leases.

     On March 21, 1997, SJG sold $35.0 million of its First
Mortgage Bonds, 7.7% Series due 2027.

     On May 2, 1997, SJG's Delaware statutory trust subsidiary, SJG Capital Trust, sold $35.0 million of 8.35% SJG-obligated Mandatorily Redeemable Preferred Securities. The Trust solely holds as an asset the 8.35% Deferrable Interest Subordinated Debentures issued by SJG which mature on April 30, 2037. The Debentures and Preferred Securities are redeemable at the option of SJG at a redemption price equal to 100% of the principal amount thereof at any time on or after April 30, 2002.

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Capital Resources (Continued)

     In January 1996, SJG redeemed a total of $5,258,000 of its 8-1/4% Series First Mortgage Bonds maturing in 1996 and 1998. In
April 1996, SJG redeemed the remaining balance of its 9.2% Series
First Mortgage Bonds due 1998 amounting to $2,667,000.

     Shareholder Rights Plan - On September 20, 1996, the Board of Directors adopted a shareholder rights plan that provides for the distribution of one right for each share of common stock outstanding on October 11, 1996. Each right entitles its holder to purchase 1/1000 of one share of Series A Stock at an exercise price of $90.

     The rights plan provides that when a person or group acquires 10 percent or more of the Company's common stock, each of the rights (except for those held by the 10 percent holder) becomes the right upon payment of the exercise price to receive that number of shares of the Company's common stock, or common stock of the acquiring company, which have a market value equal to two times the exercise price.

     The rights may be redeemed by the Company for $.001 per right at any time prior to the time the acquiring person or group reaches the 10 percent threshold. If the rights are not exercised or redeemed by September 20, 2006, they will expire.

Inflation

     The ratemaking process provides that only the original cost of utility plant is recoverable in revenues as depreciation. Therefore, the excess cost of utility plant, stated in terms of current cost over the original cost of utility plant, is not presently recoverable. While the ratemaking process gives no recognition to the current cost of replacing utility plant, based on past practices, SJG believes it will be allowed to earn on the increased cost of its net investment as replacement of facilities actually occurs.

Summary

     The company is confident it will have sufficient cash flow to meet its operating, capital and dividend needs and is taking and will take such actions necessary to employ its resources effectively.

                  PART II  --  OTHER INFORMATION



Item l.   Legal Proceedings

          Information required by this Item is incorporated by reference to Part I, Item 1, Note 5, on pages 11 through 13, excluding the first paragraph of the Note, regarding contingencies, including pending litigation and the remediation and clean-up of certain sites which included manufactured gas operations.


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



                               SOUTH JERSEY INDUSTRIES, INC.
                                        (Registrant)



Dated:  May 13, 1997         By:  /s/ George L. Baulig
                                   George L. Baulig
                                   Secretary & Treasurer





Dated:  May 13, 1997         By:  /s/ William J. Smethurst, Jr.
                                   William J. Smethurst, Jr.
                                   Assistant Secretary & Assistant
                                    Treasurer

                   SOUTH JERSEY INDUSTRIES, INC.

                         Index to Exhibits



  Exhibit
  Number                             Description
  -------                            -----------

    27                Financial Data Schedule

                      (Submitted only in electronic format to the Securities and Exchange Commission).