Form 10-Q
period 1997-06-30
SOUTH JERSEY INDUSTRIES INC
filed 1997-08-14
CIK 91928

Page 1 of 31


              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 or 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1997

Commission File Number 1-6364

                    SOUTH JERSEY INDUSTRIES, INC.
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


                     Yes   X      No
                         -----       -----
As of August 14, 1997, there were 10,763,450 shares of the registrant's common stock outstanding.


                     Exhibit Index on page 31

                 PART I  -  FINANCIAL INFORMATION


Item 1.  Financial Statements  --  See Pages 3 through 16


   SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED INCOME   (UNAUDITED)
-------------------------------------------------------------------------------
        (In Thousands Except for Share Date)
                                                          Three Months Ended
                                                              June 30,
                                                      -------------------------
                                                         1997          1996
-------------------------------------------------------------------------------
Operating Revenues:
  Utility . . . . . . . . . . . . . . . . . . . . .      $58,326       $53,532
  Nonutility. . . . . . . . . . . . . . . . . . . .        3,988         5,793
                                                      -----------   -----------
      Total Operating Revenues. . . . . . . . . . .       62,314        59,325
                                                      -----------   -----------
Operating Expenses:
  Gas Purchased for Resale. . . . . . . . . . . . .       31,939        30,268
  Operations - Utility. . . . . . . . . . . . . . .        9,966        10,230
               Nonutility . . . . . . . . . . . . .        4,455         6,067
  Maintenance . . . . . . . . . . . . . . . . . . .        1,537         1,316
  Depreciation. . . . . . . . . . . . . . . . . . .        3,971         3,687
  Federal Income Taxes. . . . . . . . . . . . . . .          296          (935)
  Gross Receipts & Franchise Taxes. . . . . . . . .        4,646         4,897
  Other Taxes . . . . . . . . . . . . . . . . . . .          644           649
                                                      -----------   -----------
      Total Operating Expenses. . . . . . . . . . .       57,454        56,179
                                                      -----------   -----------
Operating Income. . . . . . . . . . . . . . . . . .        4,860         3,146

Interest and Other Charges. . . . . . . . . . . . .        4,934         5,070
                                                      -----------   -----------
Loss from Continuing Operations . . . . . . . . . .          (74)       (1,924)
(Loss)Income from Discontinued Operations - Net . .          (97)        1,157
                                                      -----------   -----------
Net Loss Applicable to Common Stock . . . . . . . .        ($171)        ($767)
                                                      ===========   ===========
Average Shares of Common Stock Outstanding. . . . .   10,762,298    10,728,294
                                                      ===========   ===========
(Loss)Earnings Per Common Share:
  Continuing Operations . . . . . . . . . . . . . .       ($0.01)       ($0.18)
  Discontinued Operations - Net . . . . . . . . . .        (0.01)         0.11
                                                      -----------   -----------
     Loss Per Common Share. . . . . . . . . . . . .       ($0.02)       ($0.07)
                                                      ===========   ===========
Dividends Declared Per Common Share . . . . . . . .        $0.36         $0.36
                                                      ===========   ===========

See notes to condensed consolidated financial statements.


   SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED INCOME   (UNAUDITED)
-------------------------------------------------------------------------------
        (In Thousands Except for Share Data)
                                                            Six Months Ended
                                                                 June 30
                                                      -------------------------
                                                         1996          1995
-------------------------------------------------------------------------------
Operating Revenues:
  Utility . . . . . . . . . . . . . . . . . . . . .     $184,908      $192,880
  Nonutility. . . . . . . . . . . . . . . . . . . .        8,813        16,404
                                                      -----------   -----------
      Total Operating Revenues. . . . . . . . . . .      193,721       209,284
                                                      -----------   -----------
Operating Expenses:
  Gas Purchased for Resale. . . . . . . . . . . . .      101,809       109,035
  Operations - Utility. . . . . . . . . . . . . . .       19,777        19,848
               Nonutility . . . . . . . . . . . . .        9,439        16,524
  Maintenance . . . . . . . . . . . . . . . . . . .        3,008         2,578
  Depreciation. . . . . . . . . . . . . . . . . . .        7,860         7,320
  Federal Income Taxes. . . . . . . . . . . . . . .        8,641         8,245
  Gross Receipts & Franchise Taxes. . . . . . . . .       17,025        19,370
  Other Taxes . . . . . . . . . . . . . . . . . . .        1,434         1,466
                                                      -----------   -----------
      Total Operating Expenses. . . . . . . . . . .      168,993       184,386
                                                      -----------   -----------
Operating Income. . . . . . . . . . . . . . . . . .       24,728        24,898

Interest and Other Charges. . . . . . . . . . . . .        9,809        10,011
                                                      -----------   -----------
Income from Continuing Operations . . . . . . . . .       14,919        14,887
                                                      -----------   -----------
Discontinued Operations, Net of Taxes:
  (Loss)Income from Discontinued Operations - Net .          (66)          296
  Net Loss on the Disposal of
    Discontinued Operations . . . . . . . . . . . .         (123)         (724)
                                                      -----------   -----------
Net Income Applicable to Common Stock . . . . . . .      $14,730       $14,459
                                                      ===========   ===========
Average Shares of Common Stock Outstanding. . . . .   10,761,006    10,726,346
                                                      ===========   ===========
Earnings(Loss) Per Common Share:
  Continuing Operations . . . . . . . . . . . . . .        $1.39         $1.39
  Discontinued Operations - Net . . . . . . . . . .        (0.02)        (0.04)
                                                      -----------   -----------
     Earnings Per Common Share. . . . . . . . . . .        $1.37         $1.35
                                                      ===========   ===========
Dividends Declared Per Common Share . . . . . . . .        $0.72         $0.72
                                                      ===========   ===========

See notes to condensed consolidated financial statements.


     SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEET
-----------------------------------------------------------------------------------------------
                     (IN THOUSANDS)                             (Unaudited)

                                                                  June 30,         December 31,
                                                         --------------------------------------
                                                            1997         1996          1996
---------------------------------------------------------------------------------  ------------
ASSETS
------
Property, Plant & Equipment:
  Utility Plant, at original cost . . . . . . . . . . .    $600,264     $557,944      $579,304
    Accumulated Depreciation. . . . . . . . . . . . . .    (163,267)    (151,536)     (157,682)
  Nonutility Property & Equipment, at cost. . . . . . .       3,425       13,975         3,342
    Accumulated Depreciation & Depletion. . . . . . . .      (1,036)      (5,625)       (1,060)
                                                         -----------  -----------  ------------
        Property, Plant & Equipment - Net . . . . . . .     439,386      414,758       423,904
                                                         -----------  -----------  ------------
Investment in Affiliate . . . . . . . . . . . . . . . .       1,208        1,034         1,286
                                                         -----------  -----------  ------------
Current Assets:
  Cash and Cash Equivalents . . . . . . . . . . . . . .      11,080        2,218        46,905
  Notes Receivable - Affiliate. . . . . . . . . . . . .       2,700            0         2,800
  Accounts Receivable . . . . . . . . . . . . . . . . .      34,146       40,043        38,714
  Unbilled Revenues . . . . . . . . . . . . . . . . . .       3,552        3,629        17,855
  Provision for Uncollectibles. . . . . . . . . . . . .      (1,557)      (1,102)       (1,425)
  Natural Gas in Storage, average cost. . . . . . . . .      15,038       11,581        22,638
  Materials and Supplies, average cost. . . . . . . . .       4,046        3,935         4,114
  Assets of Discontinued Businesses Held for Disposal .         637       28,811         4,966
  Prepaid Gross Receipts & Franchise Taxes. . . . . . .      10,980       13,217         1,602
  Prepayments and Other Current Assets. . . . . . . . .       2,131        3,163         1,773
                                                         -----------  -----------  ------------
        Total Current Assets. . . . . . . . . . . . . .      82,753      105,495       139,942
                                                         -----------  -----------  ------------
Accounts Receivable - Merchandise . . . . . . . . . . .       2,373        2,296         1,999
                                                         -----------  -----------  ------------
Deferred Debits:
  Environmental Remediation Costs:
    Expended - Net. . . . . . . . . . . . . . . . . . .      17,060       13,516        15,566
    Liability for Future Expenditures . . . . . . . . .      52,400       23,099        41,700
  Gross Receipts & Franchise Taxes. . . . . . . . . . .       4,250        4,668         4,468
  Income Taxes - Flowthrough Depreciation . . . . . . .      14,488       15,466        14,977
  Deferred Postretirement Benefit Costs . . . . . . . .       5,705        5,000         5,153
  Other . . . . . . . . . . . . . . . . . . . . . . . .       8,422        9,162         9,386
                                                         -----------  -----------  ------------
        Total Deferred Debits . . . . . . . . . . . . .     102,325       70,911        91,250
                                                         -----------  -----------  ------------
              Total Assets. . . . . . . . . . . . . . .    $628,045     $594,494      $658,381
                                                         ===========  ===========  ============

See notes to condensed consolidated financial statements.


     SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEET
-----------------------------------------------------------------------------------------------
                     (IN THOUSANDS)                             (Unaudited)

                                                                  June 30,         December 31,
                                                         --------------------------------------
                                                            1996         1995          1995
---------------------------------------------------------------------------------  ------------
CAPITALIZATION AND LIABILITIES
------------------------------
Common Equity:
  Common Stock. . . . . . . . . . . . . . . . . . . . .     $13,454      $13,413       $13,446
  Premium on Common Stock . . . . . . . . . . . . . . .     110,750      110,358       110,542
  Retained Earnings . . . . . . . . . . . . . . . . . .      55,725       40,441        48,743
                                                         -----------  -----------  ------------
        Total Common Equity . . . . . . . . . . . . . .     179,929      164,212       172,731
                                                         -----------  -----------  ------------
Preferred Stock and Securities of Subsidiary:
   Redeemable Cumulative Preferred Stock -
     Par Value $100 per share:
       Authorized - 47,304, 48,204 and 48,204 Shares
       Outstanding -
          Series A, 4.70% -- 3,000, 3,900
            and 3,900 Shares. . . . . . . . . . . . . .         300          390           390
          Series B, 8.00% -- 19,242 shares. . . . . . .       1,924        1,924         1,924
   Company-Obligated Manditorily Redeemable
     Preferred Securities of Subsidiary Trust
     Par Value $25 per share, 1,400,000 shares
     Authorized and Outstanding . . . . . . . . . . . .      35,000            0             0
                                                         -----------  -----------  ------------
        Total Preferred Stock and
          Securities of Subsidiary. . . . . . . . . . .      37,224        2,314         2,314
                                                         -----------  -----------  ------------
Long-Term Debt. . . . . . . . . . . . . . . . . . . . .     178,403      150,733       149,736
                                                         -----------  -----------  ------------
Current Liabilities:
  Notes Payable to Banks. . . . . . . . . . . . . . . .      14,500       92,775       108,300
  Current Maturities of Long-Term Debt. . . . . . . . .       8,960       20,276         6,603
  Accounts Payable. . . . . . . . . . . . . . . . . . .      28,480       25,543        50,301
  Customer Deposits . . . . . . . . . . . . . . . . . .       5,918        5,545         6,050
  Environmental Remediation Costs . . . . . . . . . . .       7,735        6,999         9,377
  Federal Income Taxes Accrued. . . . . . . . . . . . .       2,878        5,374         4,417
  Interest Accrued and Other Current Liabilities. . . .       9,788        6,616        13,693
                                                         -----------  -----------  ------------
        Total Current Liabilities . . . . . . . . . . .      78,259      163,128       198,741
                                                         -----------  -----------  ------------
Deferred Credits and Other Non-Current Liabilities:
  Accumulated Deferred Income Taxes - Net . . . . . . .      77,030       69,217        75,821
  Investment Tax Credits. . . . . . . . . . . . . . . .       5,827        6,222         6,025
  Deferred Revenues - Net . . . . . . . . . . . . . . .       6,125        6,636             0
  Pension and Other Postretirement Benefits . . . . . .      11,693        9,487        10,218
  Environmental Remediation Costs . . . . . . . . . . .      46,655       16,103        34,353
  Other . . . . . . . . . . . . . . . . . . . . . . . .       6,900        6,442         8,442
                                                         -----------  -----------  ------------
        Total Deferred Credits
          and Other Non-Current Liabilities . . . . . .     154,230      114,107       134,859
                                                         -----------  -----------  ------------
Commitments and Contingencies (Note 5)

              Total Capitalization and Liabilities. . .    $628,045     $594,494      $658,381
                                                         ===========  ===========  ============

See notes to condensed consolidated financial statements.


    SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------------
                        (In Thousands)
                                                                   Six Months Ended
                                                                       June 30,
                                                                  -------------------
                                                                    1997       1996
-------------------------------------------------------------------------------------
Cash Flows from Operating Activities:

   Net Income Applicable to Common Stock. . . . . . . . . . . .   $14,730    $14,459
   Adjustments to Reconcile Net Income to Cash Flows
    Provided by Operating Activities:
     Depreciation, Depletion and Amortization . . . . . . . . .     9,025      9,592
     Provision for Losses on Accounts Receivable. . . . . . . .       425        665
     Revenues and Fuel Costs Deferred - Net . . . . . . . . . .     6,529       (679)
     Deferred and Non-Current Federal Income Taxes
      and Credits - Net . . . . . . . . . . . . . . . . . . . .     1,624        517
     Environmental Remediation Costs - Net. . . . . . . . . . .    (1,494)    (1,747)
     Net Pre-Tax Loss on the Disposal
      of Discontinued Operations. . . . . . . . . . . . . . . .       189      1,291
     Changes in:
       Accounts Receivable. . . . . . . . . . . . . . . . . . .    18,578     16,498
       Inventories. . . . . . . . . . . . . . . . . . . . . . .     7,668      3,103
       Prepayments and Other Current Assets . . . . . . . . . .      (358)    (1,371)
       Prepaid Gross Receipts & Franchise Taxes . . . . . . . .    (9,378)    (9,568)
       Accounts Payable and Other Accrued Liabilities . . . . .   (27,397)   (14,876)
     Other - Net. . . . . . . . . . . . . . . . . . . . . . . .      (388)       300
                                                                  --------   --------
Net Cash Provided by Operating Activities . . . . . . . . . . .    19,753     18,184
                                                                  --------   --------
Cash Flows from Investing Activities:

   Investment in Affiliate. . . . . . . . . . . . . . . . . . .         0     (1,034)
   Repayments of Loan to Affiliate. . . . . . . . . . . . . . .       100          0
   Proceeds from the Sale of Assets . . . . . . . . . . . . . .     3,487          0
   Proceeds from Sale of Available-for-Sale Securities. . . . .         0        795
   Capital Expenditures, Cost of Removal and Salvage. . . . . .   (23,691)   (17,590)
                                                                  --------   --------
Net Cash Used in Investing Activities . . . . . . . . . . . . .   (20,104)   (17,829)
                                                                  --------   --------
Cash Flows from Financing Activities:

   Net (Repayments of)Borrowings from Lines of Credit . . . . .   (93,800)    16,475
   Proceeds from Issuance of Long-Term Debt . . . . . . . . . .    35,485          0
   Principal Repayments of Long-Term Debt . . . . . . . . . . .    (4,461)   (12,565)
   Dividends on Common Stock. . . . . . . . . . . . . . . . . .    (7,748)    (7,723)
   Proceeds from Sale of Common Stock . . . . . . . . . . . . .       140        179
   Proceeds from the Issuance of Preferred Securities . . . . .    35,000          0
   Repurchase of Preferred Stock. . . . . . . . . . . . . . . .       (90)       (90)
                                                                  --------   --------
Net Cash Used in Financing Activities . . . . . . . . . . . . .   (35,474)    (3,724)
                                                                  --------   --------
Net Decrease in Cash and Cash Equivalents . . . . . . . . . . .   (35,825)    (3,369)
Cash and Cash Equivalents at Beginning of Period. . . . . . . .    46,905      5,587
                                                                  --------   --------
Cash and Cash Equivalents at End of Period. . . . . . . . . . .   $11,080     $2,218
                                                                  ========   ========

See notes to condensed consolidated financial statements.

                            - 7 -

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 1.   Significant Accounting Practices:

          Consolidation -- The condensed consolidated financial statements include the accounts of South Jersey Industries, Inc. (the Company or SJI) and all of its subsidiaries. Certain intercompany transactions, amounting to approximately $.1 million and $1.6 million for the three-month periods and $1.9 million and $2.6 million for the six month-periods ended June 30, 1997 and 1996, respectively, were not required to be eliminated. Those amounts were capitalized to utility plant or environmental remediation costs on the South Jersey Gas Company (SJG) books of account and are recoverable by SJG through the rate-making process (See Note 5). All other significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made of previously reported amounts to conform with classifications used in the current year. In the opinion of management, the condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial position and operating results of the Company at the dates and for the periods presented. The businesses of the Company are subject to seasonal fluctuations and, accordingly, this interim financial information should not be considered a basis for estimating the results of operations for the full year.

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

          In December 1996, the Company developed a formal plan to discontinue the operations of its construction and environmental services operations, R & T Group, Inc. (R & T) and its five subsidiaries. In two separate sales on January 9, 1997, and on April 4, 1997, R & T sold all of its operating assets, except certain real estate. The aggregate proceeds from these sales, approximately $3.5 million, approximated the net book value of the assets at the date of sale. Associated disposal costs of $189,500, or $123,200 after taxes, are included in the condensed statement of consolidated income for the six months ended June 30, 1997 under the caption "Net Loss on the Disposal of Discontinued Operations".

          Summarized operating results of the discontinued operations were (in thousands):

                         Three Months Ended    Six Months Ended
                              June 30,             June 30,
                         ------------------   ------------------
                           1997       1996      1997       1996
     Operating Revenues:
       Sand Mining       $      0   $  9,327  $      0   $ 15,855
       Construction         1,199      4,134     4,354      7,293
                         --------   --------  --------   --------
         Total Operating
          Revenues       $  1,199   $ 13,461  $  4,354   $ 23,148
                         ========   ========  ========   ========

     (Loss)Income before
      Income Taxes:
       Sand Mining       $    (36)  $  1,638  $    (11)  $    846
       Construction          (103)        52      (100)      (531)

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            (CONTINUED)

Note 2.   Divestitures:  (Continued)

                         Three Months Ended    Six Months Ended
                              June 30,             June 30,
                         ------------------   ------------------
                           1997       1996      1997       1996
     Income Tax
      Credits(Expense)         42       (533)       45        (19)
                         --------   --------  --------   --------
     Income(Loss) from
      Discontinued
      Operations         $    (97)  $  1,157  $    (66)  $    296
                         ========   ========  ========   ========
     Income(Loss) per
      Common Share from
      Discontinued
      Operations         $   0.01   $   0.11  $  (0.01)  $   0.03
                         ========   ========  ========   ========

     The 1996 results of operations have been restated to reflect the accounting for these segments as Discontinued Operations.

Note 3.   Common Stock:

          The Company has 20,000,000 shares of Common Stock authorized of which the following shares were issued and outstanding:
                                          1997         1996
                                          ----         ----
     Beginning Balance January 1,      10,756,679   10,722,171
     Issued during period:
       Employees' Stock Ownership Plan      3,771        4,601
       Stock Option & Stock
         Appreciation Rights Plan           3,060        4,060
                                       ----------   ----------
     Ending Balance June 30,           10,763,450   10,730,832
                                       ==========   ==========

          The par value ($1.25 per share) of the stock issued in 1997 and 1996 has been credited to common stock and the net excess over par value of $169,523 and $169,114 for the six months ended June 30, 1997 and 1996, respectively, has been credited to Premium on Common Stock.

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

     compensation costs using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, there was no impact from the adoption of FASB No. 123 on the Company's financial statements. The Company has determined that the pro forma effect of adoption of the fair value based method of accounting on net income and earnings per share would be immaterial for the three and six month periods ended June 30, 1997 and 1996.

          Stock Option and Stock Appreciation Rights Plan - Under this plan, not more than 306,000 shares in the aggregate may be issued to officers and other key employees of the Company and its subsidiaries. No options or stock appreciation rights may be granted under the Plan after January 23, 2007. At
     June 30, 1997 and 1996, the Company had 31,930 and 45,480
     options outstanding, respectively, exercisable at prices from $17.16 to $24.69 per share. During the six-month period ended June 30, 1997 and 1996, 3,060 and 4,060 options were exercised, respectively, at a price of $17.89 per share. No options were granted in 1997 or 1996. No stock appreciation rights have been issued under the plan. The stock options outstanding at June 30, 1997 and 1996, did not have a material effect on the earnings per share calculations.

          Dividend Reinvestment and Stock Purchase Plan (DRP) and Employees' Stock Ownership Plan (ESOP) - Shares of common stock offered through the DRP are currently purchased in the open market. All shares offered through the ESOP are issued directly by the Company. As of June 30, 1997, 239,483 and 36,430 shares of authorized, but unissued, Common Stock were reserved for future issuance to the DRP and ESOP, respectively.

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

Note 4.   Retained Earnings:

          There are certain restrictions under various loan agreements as to the amount of cash dividends or other distributions that may be paid on the Common Stock of SJG. The Company's aggregate equity in its subsidiaries' retained earnings which is free of these restrictions was approximately $53.8 million as of June 30, 1997.

Note 5.   Commitments and Contingencies:

          Gas Supply Contracts - SJG, in the normal course of conducting business, has entered into long-term contracts for natural gas supplies, firm transportation, and gas storage service. The earliest expiration of any of the gas supply contracts is 1998. All of the transportation and storage service agreements between SJG and its interstate pipeline suppliers are provided under Federal Energy Regulatory Commission (FERC) approved tariffs. SJG's cumulative obligation for demand charges paid to its suppliers for all of these services is approximately $5.1 million per month which is recovered on a current basis through the LGAC.

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

          Environmental Remediation Costs - The Company has incurred and recorded certain costs for environmental remediation of sites where SJG or predecessor companies operated gas manufacturing plants. Manufactured gas operations were terminated at all SJG sites more than 30 years ago. Certain of SJI's nonutility subsidiaries have also recorded costs for environmental remediation of sites where SJF previously operated a fuel oil business and Morie maintained equipment fueling stations and storage.

          Since the early 1980s, the Company has recorded environmental remediation costs of $87.4 million, of which $33.0 million has been expended as of June 30, 1997. SJG, with the assistance of an outside consulting firm, estimates that total future expenditures to remediate SJG's sites will range from $52.4 million to $165.6 million. The lower end of this range has been recorded as a liability and is reflected on the condensed consolidated balance sheet under the captions "Current Liabilities" and "Deferred Credits and Other Non-Current Liabilities". Recorded environmental remediation costs of SJG do not directly affect earnings because those costs are deferred and, when expended, recovered through rates over 7-year amortization periods as authorized by the BPU. Amounts accrued for future expenditures have not been adjusted for future insurance recoveries, which management is pursuing. SJG has received $4.2 million of insurance recoveries as of June 30, 1997. These proceeds were first used to offset legal fees incurred in connection with those recoveries and the excess was used to reduce the balance of deferred environmental remediation costs. Recorded amounts include estimated costs to be incurred based on projected investigation and remediation work plans using existing technologies. Actual expenditures could differ from the estimates due to the long-term nature of the projects and changing technology, government regulations and site specific requirements.

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            (CONTINUED)

Note 5.   Commitments and Contingencies (Continued)

          The major portion of the recorded environmental remediation costs relate to the remediation of SJG's former gas manufacturing sites. SJG has recorded $84.6 million for the remediation of these sites, of which $32.2 million has been expended through June 30, 1997. As a result of the 7-year recovery mechanism, SJG does not expense environmental costs for former gas manufacturing sites when incurred and defers costs to be recovered. SJG has two regulatory assets associated with environmental cost. The first regulatory asset is titled "Environmental Remediation Cost: Expended - Net". These expenditures represent actual cost incurred to remediate former gas manufacturing plant sites. These costs meet the requirements of FASB No. 71, "Accounting for the Effects of Certain Types of Regulation". The BPU has allowed recovery of these expenditures through July 1995 and petitions to recover these costs through July 1997 are pending before the BPU.

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

          SJG makes annual filings with the BPU to recover these costs in rates. The BPU has consistently allowed the full recovery over such 7-year periods, and SJG believes the BPU will continue to do so. As of June 30, 1997, SJG has unamortized remediation expenditures of $17.1 million which are reflected on the balance sheet under the caption "Deferred Debits". Since BPU approval of the RAC mechanism in August 1992, SJG has recovered $10.9 million through rates as of June 30, 1997.

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

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            (CONTINUED)

Note 6.   Recent Regulatory Action:

          On January 27, 1997, the BPU granted SJG a rate increase of $6.0 million based on a 9.62 percent rate of return on rate base, which included an 11.25 percent return on equity. Revenue requirements for ratemaking purposes are established on the basis of firm and interruptible sales projections.
     The majority of this increase will come from residential and small commercial customers. In addition, part of the increase will be recovered from customers through new service fees which charge specific customers for costs which they cause SJG to incur. As part of this rate increase, SJG is allowed to retain the first $5.4 million of pre-tax margins generated by interruptible and off-system sales and transportation and 20 percent of pre-tax margins above that level. In 1997 and 1998, this $5.4 million threshold will be increased by the annual revenue requirement associated with specified major construction projects. These sharing formula improvements are expected to result in additional rate relief of approximately $0.2 million in 1997 and $1.8 million in 1998. In 1997, SJG filed to recover additional post-retirement benefit costs of approximately $1.2 million annually. This recovery is expected to begin in 1998.

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

          As part of the tariff changes approved, SJG initiated its BPU approved pilot program in April 1997 to give residential customers a choice of gas supplier. During the enrollment period which ended June 30, 1997, approximately 13,000 residential customers applied for this service. Transportation of gas for these customers began on August 1, 1997 and will continue until June 30, 1998, or later if approved by the BPU. Under the applicable rate schedule, amounts billed to participants in the program will be reduced for cost of gas charges and applicable gross receipts taxes. This decrease in revenues will be offset by a corresponding decrease in SJG's gas costs and taxes under SJG's BPU-approved fuel clause. Accordingly, SJG believes that the program will not affect its net income, financial condition or margins. In addition, because the program affects only 5% of SJG's residential customers, and not all of those

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            (CONTINUED)

Note 6.   Recent Regulatory Action (Continued):

     customers may elect to purchase gas from other suppliers, SJG believes that any reduction in revenue will not be material.
     SJG further expanded the choices available to commercial and industrial customers.

Note 7.   Financing Activities:

          On March 21, 1997, SJG sold $35.0 million of its First
     Mortgage Bonds, 7.7% Series due 2027.

          On May 2, 1997, SJG's wholly owned statutory trust subsidiary, SJG Capital Trust (Trust), established in the State of Delaware on March 24, 1997, sold $35.0 million of 8.35% SJG-obligated Mandatorily Redeemable Preferred Securities. The Trust solely holds as an asset the 8.35% Deferrable Interest Subordinated Debentures issued by SJG which mature on April 30, 2037, the maturity date of the Preferred Securities. The Debentures and Preferred Securities are redeemable at the option of SJG at a redemption price equal to 100% of the principal amount thereof at any time on or after April 30, 2002.

Note 8.   Subsequent Event:

          On July 14, 1997, legislation reforming the taxation of energy in New Jersey was adopted. The new law eliminates the Gross Receipts and Franchise Taxes (approximately 13 percent of utility revenue) and replaces it with a combination of taxes. Beginning January 1, 1998, retail sales of natural gas and electricity and utility services will be subject to the 6 percent State Sales and Use Tax. Utilities will also be subject to the 9 percent State Corporate Business Tax on new income. To bridge the revenue gap created by the new tax law, the State will impose a Transitional Energy Facilities Assessment (TEFA) on gas and electric facilities. the TEFA will be phased out over a five-year period beginning January 1, 1999 and ending January 1, 2003. It is expected that the revised tax policy will eliminate tax disparities between utility and non-utility suppliers, thereby providing fair competition and lower energy costs for the consumer. The adoption of the new legislation will not materially affect the Company's financial position or results of operations.

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Overview

     The wholly owned operating subsidiaries of South Jersey
Industries include South Jersey Gas Company (SJG), Energy &
Minerals, Inc. (EMI) and South Jersey Energy Company (SJE).

     SJG is a natural gas distribution company serving 257,400 customers at June 30, 1997, compared with 250,700 customers at June 30, 1996. Seasonal aspects affect SJG's reported revenues, inventories, receivables, operating expenses and cash flows, which are usually greater during the first and fourth quarters of the year. EMI is a holding company engaged in the wholesale marketing of natural gas through its energy service subsidiary, South Jersey Fuel, Inc. (SJF). SJE provides services for the acquisition and transportation of natural gas for retail end users.

Competition

     SJG franchises are non-exclusive. However, currently no other utility is providing retail gas distribution services within its territory. SJG does not expect any other utilities to do so in the foreseeable future because of the extensive investment required for utility plant and related costs. SJG competes with oil, propane and electricity suppliers for residential, commercial and industrial users. The market for natural gas sales is subject to competition as a result of deregulation. SJG has enhanced its competitive position while maintaining its margins through its initiative in obtaining an unbundled tariff which isolates the variable cost of the gas commodity component within SJG's rate structure. Under this tariff, substantially all of SJG's profits are derived from the transportation rather than the sale of the commodity since SJG does not generally add a profit mark-up to the cost of the commodity. Therefore, SJG is able to offer its commercial and industrial customers flexibility regarding choice of gas supply while SJG continues to recover its cost of service and fixed gas costs while providing and charging for transportation service. In April 1997, SJG initiated its BPU-approved pilot program to give certain of its residential customers a choice of gas suppliers (See "Pilot Program
- Choice of Gas Supplier"). In all of these respects, SJG has been a leader in addressing the changing marketplace while maintaining its focus on being a low-cost provider of natural gas and energy services. SJE and SJF are also active participants in arranging energy services designed to provide low-cost energy supplies. It is the intent of the SJI companies to develop creative initiatives and propose meaningful regulatory and tax reforms designed to benefit its customers and shareholders.

Pilot Program - Choice of Gas Supplier

     In April 1997, SJG initiated its BPU approved pilot program to give residential customers a choice of gas supplier. During the enrollment period which ended June 30, 1997, approximately 13,000 residential customers applied for this service. Transportation of gas for these customers began on August 1, 1997

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Pilot Program - Choice of Gas Supplier (Continued)

and will continue until June 30, 1998, or later if approved by the BPU. Under the applicable rate schedule, amounts billed to participants in the program will be reduced for cost of gas charges and applicable gross receipts taxes. The resulting decrease in revenues will be offset by a corresponding decrease in SJG's gas costs and taxes under SJG's BPU-approved fuel clause. Accordingly, SJG believes that the program will not affect its net income, financial condition or margins. In addition, because the program affects only 5% of SJG's residential customers, and not all of those customers may elect to purchase gas from other suppliers, SJG believes that any reduction in revenue will not be material.

Energy Adjustment Clauses

     SJG's tariff includes a Levelized Gas Adjustment Clause ("LGAC"), a Temperature Adjustment Clause ("TAC"), a Remediation Adjustment Clause ("RAC") and a Demand Side Management Clause ("DSMC"). Such clauses are designed to permit adjustments for changes in gas supply costs, reduce the impact of extreme fluctuations in temperatures on SJG and its customers, recover costs incurred in the remediation of former gas manufacturing plants and recover costs associated with its conservation plan. The BPU approved LGAC, RAC and DSMC adjustments do not directly affect earnings because revenues are adjusted to match costs. The Company's base rates are designed based on twenty-year normal temperatures. When actual temperatures are colder than the twenty-year average, the Company sells more gas than was anticipated generating higher revenues and net income.
Conversely, when actual temperatures are warmer than normal, the Company sells less gas and revenues and net income are lower than projected. The TAC dampens the effect of these peaks and valleys (and thus moderates the effect of weather extremes on SJG's revenues) by giving customers a credit against higher usage in colder weather and giving SJG a surcharge on lower usage in warmer weather. TAC adjustments therefore affect revenue, income and cash flows.

Results of Operations - Three and Six Months Ended June 30, 1997
Compared to Three and Six Months Ended June 30, 1996

Operating Revenues - Utility

     The following is a summary of changes in operating revenue and throughput by major category for 1997 compared with 1996
[before the elimination of intersegment sales]:

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Operating Revenues - Utility (Continued)

                                       Period Ended June 30,
                                  ------------------------------
                                  Three Months      Six Months
                                  1997 vs. 1996    1997 vs. 1996
                                  -------------    --------------
Operating Revenues (Thousands):
  Firm
    Residential                       $  1,380         $   (877)
    Commercial                            (412)          (2,792)
    Industrial                            (573)          (1,107)
    Cogeneration & Electric
     Generation                         (3,509)          (6,799)
    Firm Transportation                    550            1,022
                                  ------------     ------------
      Total Firm                        (2,564)         (10,553)

  Interruptible                         (1,266)            (725)
  Interruptible Transportation             107              520
  Off-System                             7,492             (913)
  Capacity Release & Storage               856            2,559
  Other Revenues                           132              250
                                  ------------     ------------
      Total Operating Revenues        $  4,757         $ (8,862)
                                  ============     ============
Throughput (MMcf):
  Firm
    Residential                             11           (1,409)
    Commercial                             (94)            (943)
    Industrial                            (128)            (247)
    Cogeneration & Electric
     Generation                         (1,230)          (2,334)
    Firm Transportation                  1,972            3,541
                                  ------------     ------------
      Total Firm Throughput                531           (1,392)

  Interruptible                           (305)            (211)
  Interruptible Transportation             397            1,173
  Off-System                             3,093            1,497
  Capacity Release & Storage             3,195           10,258
                                  ------------     ------------
      Total Throughput                   6,911           11,325
                                  ============     ============

     Firm revenues in both 1997 periods were negatively impacted by the effects of warmer temperatures, partially offset by increases in rates for residential and commercial customers. Increased off-system sales and increased revenues from capacity release and storage programs benefitted each 1997 period.

Operating Revenues - Nonutility

     Nonutility revenues decreased $1.8 and $7.6 million in the three and six month periods ended June 30, 1997 compared to the same period in 1996, principally due to lower commodity sales.

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Gas Purchased for Resale

     Gas purchased for resale increased $1.7 million in the second quarter of 1997 compared with the 1996 quarter, principally due to increased off-system sales, partially offset by decreased cogeneration and electric generation unit sales. Gas purchased for resale decreased by $7.2 million for the six months ended June 30, 1997, compared with 1996, principally due to lower firm sales. Sources of gas supply include both contract and open-market purchases. SJG is responsible for securing and maintaining its own gas supplies to serve its customers.

     SJG has entered into long-term contracts for natural gas supplies, firm transportation, and firm gas storage service. The earliest expiration of any of these contracts is 1998. All of the transportation and storage service agreements between SJG and its interstate pipeline suppliers are provided under tariffs approved by the Federal Energy Regulatory Commission. SJG's cumulative obligation for demand charges for all of these services is approximately $5.1 million per month which is recovered on a current basis through its LGAC.

Operations

     A summary of net changes in utility operations for 1997 compared with 1996 is as follows (in thousands):

                                         Period Ended June 30,
                                    ------------------------------
                                    Three Months      Six Months
                                    1997 vs. 1996    1997 vs. 1996
                                    -------------    -------------

     Other Production Expense          $   (6)          $  (25)
     Transmission                          (2)              (9)
     Distribution                         126              180
     Customer Accounts and Services      (367)            (347)
     Sales                                  1               51
     Administration and General            65              246
     Other                                (81)            (167)
                                       ------           ------
                                       $ (264)          $  (71)
                                       ======           ======

     Customer Accounts and Service costs decreased in both periods principally due to a charge in 1996 to increase the Company's reserve for uncollectible accounts and lower salary costs. Administrative and General costs increased in 1997 principally due to increased salary and employee benefit costs, partially offset by decreases in insurance and outside service costs.

     Nonutility operations decreased $1.6 and $7.1 million, respectively, in the three and six month periods ended June 30, 1997 compared to the same periods in 1996, principally due to decreased commodity sales.

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Other Operating Expenses

     A summary of principal changes in other expenses for 1997 compared with 1996 is as follows (in thousands):

                                         Period Ended June 30,
                                    ------------------------------
                                    Three Months      Six Months
                                    1997 vs. 1996    1997 vs. 1996
                                    -------------    -------------

     Maintenance                       $  221           $  430
     Depreciation                         284              540
     Federal Income Taxes - Net         1,231              396
     Gross Receipts & Franchise
       and Other Taxes                   (256)          (2,377)

     The increase in maintenance expense is principally due to increased utility production plant maintenance, which includes the amortization of increased environmental remediation costs (such increases are offset by an equal amount of revenue recovery under SJG's RAC). Depreciation is higher in 1997 principally due to increased investment in property, plant and equipment by SJG. Federal Income Tax changes reflect the impact of changes in pre-tax income. The changes in Gross Receipts & Franchise Taxes in 1997 are due to changes in volumes of gas sold, which are subject to those taxes, in addition to lower tax rates applicable to certain customer classes in 1997.

Interest and Other Charges

     Interest charges decreased $136,000 and $202,000 in the 1997 three and six month periods, respectively, principally due to the effects of lower levels of short-term debt outstanding. Utility long-term interest increased in each 1997 period due to increased levels of long-term debt outstanding including the issuance by SJG of $35.0 million of first mortgage bonds in March 1997, and the issuance, in May 1997, of $35 million of Manditorily Redeemable Preferred Securities (See "Capital Resources").

Discontinued Operations

     Loss from discontinued operations amounted to $97,000 for the three months ended June 30, 1997 compared to income of $1,157,000 for the same period in 1996. Loss from discontinued operations amounted to $66,000 for the six months ended June 30, 1997 compared to income of $296,000 in 1996. The income in 1996 principally reflect the operating results of The Morie Company, Inc., the Company's sand mining subsidiary which was sold in December 1996 (See Note 2, Divestitures). Also, the net loss on the sale of discontinued operations decreased from $724,000 in 1996 to $123,000 in 1997. This change principally reflects a write-down of goodwill in 1996.

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Net Income Applicable to Common Stock

     Net Income (in thousands) and earnings per common shares reflect the following changes:

                                          Period Ended June 30,
                                     -----------------------------
                                     Three Months     Six Months
                                     1997 vs. 1996   1997 vs. 1996
                                     -------------   -------------

Income from Continuing Operations         $ 1,850         $    32
Loss from Discontinued Operations          (1,254)           (362)
Net Gain on Disposal of Discontinued
 Operations                                     0             601
                                     ------------    ------------
      Net Income Increase                 $   596         $   271
                                     ============    ============

Earnings per Common Share
  Continuing Operations                   $  0.17         $  0.00
  Discontinued Operations (Loss)            (0.12)           0.02
                                     ------------    ------------
      Earnings per Share Increase         $  0.05         $  0.02
                                     ============    ============

     The details affecting the increase in net income and earnings per share are discussed under the appropriate captions above. The increases in net income and earnings per share principally reflect increased utility operating income in the 1997 periods resulting from increased residential rates and increased off-system and capacity release and storage revenues.

Liquidity

     The seasonal nature of gas operations, the timing of construction and remediation expenditures and related permanent financing, as well as mandated tax and sinking fund payment dates require large short-term cash requirements. These are generally met by cash from operations and short-term lines of credit. The Company maintains short-term lines of credit with a number of banks, aggregating $135.0 million of which $120.5 million was available at June 30, 1997. The credit lines are uncommitted and unsecured with interest rates below the prime rate.

     The changes in cash flows from operating activities for the six months ended June 30, 1997, compared with the same period in 1996, are as follows (in thousands):

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Liquidity (Continued)

                                               Six Months Ended
                                                   June 30,
                                               ----------------
                                                 1997 vs. 1996
                                               ----------------
     Increases/(Decreases):
     Net Income                                   $    271
     Depreciation, Depletion and Amortization         (567)
     Revenues and Fuel Costs Deferred - Net          7,208
     Deferred and Non-Current Federal
      Income Taxes - Net                             1,107
     Environmental Remediation Costs-Net               253
     Net Pre-Tax Loss on the Disposal of
      Discontinued Operations                       (1,102)
     Accounts Receivable                             2,080
     Inventories                                     4,565
     Prepayments and Other Current Assets            1,013
     Prepaid Gross Receipts & Franchise Taxes          190
     Accounts Payable and Other Accrued
      Liabilities                                  (12,521)
     Other - Net                                      (928)
                                                  --------
           Increase in Net Cash Provided by
            Operating Activities                  $  1,569
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

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Liquidity (Continued)

     Changes in Prepaid Gross Receipts & Franchise Taxes reflect the impact of the excess of taxes paid over taxes accrued.
However, there are significant timing differences in cash flows during the year since SJG must pay the full year's tax on April 1 of each year and amortize any prepaid tax over the remainder of the year, on the basis of gas volumes sold. SJG uses short-term borrowings to make these tax payments and, accordingly, this results in a temporary increase in the short-term debt level. The carrying costs for these timing differences are recognized in base utility rates. As stated in Note 8 on page 16, on January 1, 1998, the gross receipts and franchise taxes are being replaced with a 6 percent State Sales and Use Tax, a 9 percent State Corporation Business Tax on net income and a Transitional Energy Facilities Assessment (TEFA) on gas facilities. TEFA will be phased out over five years beginning January 1, 1999. Approximately fifty percent of the new taxes will be paid in monthly installments during the first six months of the year and the principal portion of the remaining taxes will be paid on May 15 of each year. SJG is required to file a petition with the BPU, on or before September 14, 1997, to reflect the impact of this tax change on base rates.

     Changes in Accounts Payable and Other Accrued Liabilities reflect the impact of timing differences between the accrual and payment of costs.

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

     EMI has assumed responsibility for the environmental liabilities of The Morie Company, Inc. (Morie), a subsidiary which was sold in 1996. The environmental liabilities are estimated to range between $2.0 million and $4.0 million. EMI has accrued the lower end of the range under the guidance of FAS 5 "Accounting for Contingencies" (See Note 5 on page 14).

Regulatory Matters

     On January 27, 1997, the BPU granted SJG a rate increase of $6.0 million based on a 9.62 percent rate of return on rate base, which included an 11.25 percent return on equity. Revenue requirements for ratemaking purposes are established on the basis of firm and interruptible sales projections. The majority of this increase will come from residential and small commercial customers. In addition, part of the increase will be recovered from customers through new service fees which charge specific customers for costs which they cause SJG to incur. As part of this rate increase, SJG is allowed to retain the first $5.4 million of pre-tax margins generated by interruptible and off-system sales and transportation and 20 percent of pre-tax margins above that level. In 1997 and

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Regulatory Matters (Continued)

1998, this $5.4 million threshold will be increased by the annual revenue requirement associated with specified major construction projects. These sharing formula improvements are expected to result in additional rate relief of approximately $0.2 million in 1997 and $1.8 million in 1998.

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

     Also on January 27, 1997, the BPU approved SJG's request for a $2.5 million revenue reduction through the TAC, which is the standard BPU procedure used to credit customers with excess revenues, previously collected from customers, which were in excess of allowed revenues determined under the TAC (See "Energy Adjustment Clauses"). This revenue reduction reflects the normal operation of the TAC, as does the BPU's confirmation of the decrease.

     In April 1996, SJG received BPU approval to increase its rates to recover approximately $8.0 million of increased natural gas costs through the LGAC. On August 31, 1996, SJG made its 1996-97 LGAC filing to reduce rates to reflect a decrease of $1.4 million in natural gas costs, which is pending at the BPU.

     The adoption of FASB No. 109, "Accounting for Income Taxes" in 1993 primarily resulted in the creation of a regulatory asset and a deferred income tax liability. As a result of positions taken in the 1994 rate case, the amortization of the asset is being recovered through rates over an 18-year period which began in December 1994. Also, FASB No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", adopted by SJG in 1993, requires an accrual basis of accounting for retiree benefit payments during the years of employment. SJG has elected to recognize the unfunded transition obligation over a 20-year period which began in 1993.
SJG had previously recovered these costs through rates on a pay-as-you-go basis. A December 1994 BPU order provided for partial recovery of costs associated with FASB No. 106 and prescribes continued deferral of unrecovered costs. SJG was initially seeking recovery of this asset in its recently completed rate proceeding; however, the BPU initiated a generic proceeding to address the recovery of these costs by all utilities in the State. Phase I of the generic proceeding was completed in January 1997 and SJG, in May 1997, has made a prescribed filing with the BPU to recover additional postretirement benefit costs of approximately $1.2 million annually, beginning in 1998. Also, beginning in 1995, an external trust was established towards funding postretirement benefit costs for the purpose of contributing costs recovered from

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Regulatory Matters (Continued)

ratepayers as authorized by the BPU. Rate recovery in excess of SJG's pay-as-you-go requirement is contributed to the trust and provides no operating benefit to SJG except to the extent that trust income would reduce future net periodic cost. Contributions to the trust amounted to $2.1 million in 1996. The balance of this regulatory asset amounted to $5.7 million at June 30, 1997.

     SJG has incurred and recorded certain costs for environmental remediation of sites where SJG or predecessor companies operated gas manufacturing plants. Manufactured gas operations were terminated at all SJG sites more than 30 years ago.

     Since the early 1980's, the Company has recorded environmental remediation costs of $87.4 million, of which $33.0 million has been expended as of June 30, 1997. SJG, with the assistance of an outside consulting firm, estimates that total future expenditures to remediate the sites will range from $52.4 million to $165.6 million. The lower end of this range has been recorded as a liability and is reflected on the balance sheet under the captions "Current Liabilities" and "Deferred Credits and Other Non-Current Liabilities". Recorded environmental remediation costs of SJG do not directly affect earnings because those costs are deferred and, when expended, recovered through rates over 7-year amortization periods as authorized by the BPU. Amounts accrued for future expenditures have not been adjusted for future insurance recoveries, which management is pursuing. SJG has received $4.2 million of insurance recoveries as of June 30, 1997. These proceeds were first used to offset legal fees incurred in connection with those recoveries and the excess was used to reduce the balance of deferred environmental remediation costs. Recorded amounts include estimated costs to be incurred based on projected investigation and remediation work plans using existing technologies. Actual expenditures could differ from the estimates due to the long-term nature of the projects and changing technology, government regulations and site specific requirements.

     The major portion of the recorded environmental remediation costs relate to the remediation of SJG's former gas manufacturing sites. SJG has recorded $84.6 million for the remediation of these sites, of which $32.2 million has been expended through June 30, 1997. As a result of the 7-year recovery mechanism, SJG does not expense environmental costs for former gas manufacturing sites when incurred and defers costs to be recovered. SJG has two regulatory assets associated with environmental cost. The first regulatory asset is titled "Environmental Remediation Cost: Expended - Net". These expenditures represent actual costs incurred to remediate former gas manufacturing plant sites. These costs meet the requirements of FASB No. 71, "Accounting for the Effects of Certain Types of Regulation". The BPU has allowed recovery of these expenditures through July 1995 and petitions to recover these costs through July 1997 are pending before the BPU.

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

     SJG makes annual filings with the BPU to recover expended remediation costs in rates. The BPU has consistently allowed the full recovery over such seven-year periods, and SJG believes the BPU will continue to do so. As of June 30, 1997, SJG has unamortized remediation expenditures of $17.1 million which are reflected on the balance sheet under the caption "Deferred Debits." Since BPU approval of the RAC mechanism in August 1992, SJG has recovered $10.9 million through rates as of June 30, 1997.

     On July 31, 1997, SJG made a filing with the BPU requesting an increase in the level of its annual recoveries through the RAC of $1.5 million. This increase primarily reflects costs incurred pursuant to agreements with the NJDEP for cleanup of such sites during the period of August 1996 through July 1997. The amount sought to be recovered during the 1997-1998 Recovery Year, $3.9 million, consists of the amortization of Remediation Costs incurred during the 1996-1997 Remediation Year of $0.9 million and the amortization of Remediation Costs incurred prior to the 1996-1997 Remediation year of $3.2 million. It also consists of a credit for carrying costs on Deferred Tax Benefits of $0.7 million and the addition of an underrecovery from the 1996-1997 Recovery Year of $0.5 million.

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

Capital Resources

     SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment for the remediation of former coal gas manufacturing sites. Total construction and remediation expenditures for 1997 are estimated at $58.5 million, of which $26.7 million was expended through June 30, 1997. The costs for 1998 and 1999 are estimated at approximately $55.4 million and $61.6 million, respectively. These investments are expected to be funded from several sources, which may include cash generated by operations, temporary use of short-term debt, sale of first mortgage bonds and capital leases.

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



Item l.   Legal Proceedings

          Information required by this Item is incorporated by reference to Part I, Item 1, Note 5, on pages 12 through 14, excluding the first paragraph of the Note, regarding contingencies, including pending litigation and the remediation and clean-up of certain sites which included manufactured gas operations.


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



                               SOUTH JERSEY INDUSTRIES, INC.
                                        (Registrant)



Dated:  August 14, 1997      By:  /s/ George L. Baulig
                                   George L. Baulig
                                   Secretary & Treasurer





Dated:  August 14, 1997      By:  /s/ William J. Smethurst, Jr.
                                   William J. Smethurst, Jr.
                                   Assistant Secretary & Assistant
                                    Treasurer

                   SOUTH JERSEY INDUSTRIES, INC.

                         Index to Exhibits



  Exhibit
  Number                             Description
  -------                            -----------

    27                Financial Data Schedule

                      (Submitted only in electronic format to the Securities and Exchange Commission).