Form 10-Q
period 1997-09-30
SOUTH JERSEY INDUSTRIES INC
filed 1997-11-13
CIK 91928

Page 1 of 34


              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 or 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 1997

Commission File Number 1-6364

                  SOUTH JERSEY INDUSTRIES, INC.
----------------------------------------------------------------
(Exact name of registrant as specified in its charter)

       New Jersey                                 22-1901645
----------------------------------------------------------------
(State or other jurisdiction of              (I.R.S. Employer's
 incorporation of organization)             Identification No.)

  Number One South Jersey Plaza, Route 54, Folsom, NJ    08037
----------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

                          (609) 561-9000
----------------------------------------------------------------
(Registrant's telephone number, including area code)


----------------------------------------------------------------
Former name, former address, and former fiscal year, if changed since last report


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

As of November 13, 1997, there were 10,764,982 shares of the registrant's common stock outstanding.


                     Exhibit Index on page 34

                 PART I  -  FINANCIAL INFORMATION


Item 1.  Financial Statements  --  See Pages 3 through 18






                               SJI-2

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME   (UNAUDITED)
-------------------------------------------------------------------------------
(In Thousands Except for Share Date)
                                                         Three Months Ended
                                                            September 30,
                                                      -------------------------
                                                         1997          1996
-------------------------------------------------------------------------------
Operating Revenues:
  Utility  . . . . . . . . . . . . . . . . . . . . . .   $50,080       $40,264
  Nonutility . . . . . . . . . . . . . . . . . . . . .     4,071         4,592
                                                      -----------   -----------
      Total Operating Revenues. . . . . . . . . . . .     54,151        44,856
                                                      -----------   -----------
Operating Expenses:
  Gas Purchased for Resale. . . . . . . . . . . . . .     31,465        22,280
  Operations - Utility. . . . . . . . . . . . . . . .     10,574         9,948
                       Nonutility . . . . . . . . . .      4,820         4,934
  Maintenance . . . . . . . . . . . . . . . . . . . .      1,555         1,309
  Depreciatio . . . . . . . . . . . . . . . . . . . .      4,031         3,744
  Federal Income Taxes. . . . . . . . . . . . . . . .     (2,086)       (2,021)
  Gross Receipts & Franchise Taxes. . . . . . . . . .      2,585         2,925
  Other Taxes . . . . . . . . . . . . . . . . . . . .        583           512
                                                      -----------   -----------
      Total Operating Expenses. . . . . . . . . . . .     53,527        43,631
                                                      -----------   -----------
Operating Income. . . . . . . . . . . . . . . . . . .        624         1,225

Interest and Other Charges. . . . . . . . . . . . . .      5,135         5,111
                                                      -----------   -----------
Loss from Continuing Operations . . . . . . . . . . .     (4,511)       (3,886)
(Loss)Income from Discontinued Operations - Net . . .       (256)        1,532
                                                      -----------   -----------
Net Loss Applicable to Common Stock . . . . . . . . .    ($4,767)      ($2,354)
                                                      ===========   ===========
Average Shares of Common Stock Outstanding. . . . . . 10,763,450    10,732,205
                                                      ===========   ===========
(Loss)Earnings Per Common Share:
  Continuing Operations . . . . . . . . . . . . . . .     ($0.42)       ($0.36)
  Discontinued Operations - Net . . . . . . . . . . .      (0.02)         0.14
                                                      -----------   -----------
     Loss Per Common Share. . . . . . . . . . . . . .     ($0.44)       ($0.22)
                                                      ===========   ===========
Dividends Declared Per Common Share . . . . . . . . .      $0.36         $0.36
                                                      ===========   ===========

See notes to condensed consolidated financial statements.

                       SJI-3


SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME   (UNAUDITED)
-------------------------------------------------------------------------------
(In Thousands Except for Share Date)
                                                         Nine Months Ended
                                                            September 30,
                                                      -------------------------
                                                         1997          1996
-------------------------------------------------------------------------------
Operating Revenues:
  Utility . . . . . . . . . . . . . . . . . . . . . .   $234,988      $233,144
  Nonutility. . . . . . . . . . . . . . . . . . . . .     12,884        20,996
                                                      -----------   -----------
      Total Operating Revenues. . . . . . . . . . . .    247,872       254,140
                                                      -----------   -----------
Operating Expenses:
  Gas Purchased for Resale. . . . . . . . . . . . . .    133,275       131,315
  Operations - Utility. . . . . . . . . . . . . . . .     30,351        29,796
                       Nonutility . . . . . . . . . .     14,259        21,458
  Maintenance . . . . . . . . . . . . . . . . . . . .      4,563         3,886
  Depreciation. . . . . . . . . . . . . . . . . . . .     11,890        11,063
  Federal Income Taxes. . . . . . . . . . . . . . . .      6,554         6,225
  Gross Receipts & Franchise Taxes. . . . . . . . . .     19,610        22,295
  Other Taxes . . . . . . . . . . . . . . . . . . . .      2,018         1,978
                                                      -----------   -----------
      Total Operating Expenses. . . . . . . . . . . .    222,520       228,016
                                                      -----------   -----------
Operating Income. . . . . . . . . . . . . . . . . . .     25,352        26,124

Interest and Other Charges. . . . . . . . . . . . . .     14,944        15,123
                                                      -----------   -----------
Income from Continuing Operations . . . . . . . . . .     10,408        11,001
                                                      -----------   -----------
Discontinued Operations, Net of Taxes:
  (Loss)Income from Discontinued Operations . . . . .       (322)        1,828
  Net Loss on the Disposal of Discontinued Operations       (123)         (724)
                                                      -----------   -----------
Net Income Applicable to Common Stock . . . . . . . .     $9,963       $12,105
                                                      ===========   ===========
Average Shares of Common Stock Outstanding. . . . . . 10,761,820    10,728,299
                                                      ===========   ===========
Earnings(Loss) Per Common Share:
  Continuing Operations . . . . . . . . . . . . . . .      $0.97         $1.03
  Discontinued Operations - Net . . . . . . . . . . .      (0.04)         0.10
                                                      -----------   -----------
     Earnings Per Common Share . . .  . . . . . . . .      $0.93         $1.13
                                                      ===========   ===========
Dividends Declared Per Common Share . . . . . . . . .      $1.08         $1.08
                                                      ===========   ===========

See notes to condensed consolidated financial statements.

                   SJI-4

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
-----------------------------------------------------------------------------------------------
(IN THOUSANDS)                                           (Unaudited)
                                                              September 30,        December 31,
                                                         --------------------------------------
                                                            1997         1996          1996
---------------------------------------------------------------------------------  ------------
ASSETS
------
Property, Plant & Equipment:
  Utility Plant, at original cost  . . . . . . . . . . .   $609,340     $567,251      $579,304
    Accumulated Depreciation. . .  . . . . . . . . . . .   (164,700)    (154,594)     (157,682)
  Nonutility Property & Equipment, at cost . . . . . . .      3,440       14,027         3,342
    Accumulated Depreciation & Depletion . . . . . . . .     (1,040)      (5,963)       (1,060)
                                                         -----------  -----------  ------------
        Property, Plant & Equipment - Net. . . . . . . .    447,040      420,721       423,904
                                                         -----------  -----------  ------------
Investment in Affiliate. . . . . . . . . . . . . . . . .      1,013        1,080         1,286
                                                         -----------  -----------  ------------
Current Assets:
  Cash and Cash Equivalents. . . . . . . . . . . . . . .      9,029        4,069        46,905
  Notes Receivable - Affiliate . . . . . . . . . . . . .      3,950        1,600         2,800
  Accounts Receivable. . . . . . . . . . . . . . . . . .     23,354       20,963        38,714
  Unbilled Revenues. . . . . . . . . . . . . . . . . . .      4,220        4,690        17,855
  Provision for Uncollectibles . . . . . . . . . . . . .     (1,526)      (1,106)       (1,425)
  Natural Gas in Storage, average cost . . . . . . . . .     26,600       24,777        22,638
  Materials and Supplies, average cost . . . . . . . . .      3,954        4,594         4,114
  Assets of Discontinued Businesses Held for Disposal. .        630       27,518         4,966
  Prepaid Gross Receipts & Franchise Taxes . . . . . . .      8,513       10,445         1,602
  Prepayments and Other Current Assets . . . . . . . . .      2,555        2,475         1,773
                                                         -----------  -----------  ------------
        Total Current Assets . . . . . . . . . . . . . .     81,279      100,025       139,942
                                                         -----------  -----------  ------------
Accounts Receivable - Merchandise. . . . . . . . . . . .      2,189        2,066         1,999
                                                         -----------  -----------  ------------
Deferred Debits:
  Environmental Remediation Costs:
    Expended - Net . . . . . . . . . . . . . . . . . . .     17,805       15,045        15,566
    Liability for Future Expenditures. . . . . . . . . .     52,400       23,099        41,700
  Gross Receipts & Franchise Taxes . . . . . . . . . . .      4,139        4,568         4,468
  Income Taxes - Flowthrough Depreciation. . . . . . . .     14,243       15,221        14,977
  Deferred Fuel Costs - Net. . . . . . . . . . . . . . .        493            0           404
  Deferred Postretirement Benefit Costs. . . . . . . . .      5,872        5,119         5,153
  Other. . . . . . . . . . . . . . . . . . . . . . . . .      8,341        8,760         8,982
                                                         -----------  -----------  ------------
        Total Deferred Debits. . . . . . . . . . . . . .    103,293       71,812        91,250
                                                         -----------  -----------  ------------
              Total Assets . . . . . . . . . . . . . . .   $634,814     $595,704      $658,381
                                                         ===========  ===========  ============

See notes to condensed consolidated financial statements.

                        SJI-5

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
-----------------------------------------------------------------------------------------------
(IN THOUSANDS)                                           (Unaudited)
                                                              September 30,        December 31,
                                                         --------------------------------------
                                                            1997         1996          1996
---------------------------------------------------------------------------------  ------------
CAPITALIZATION AND LIABILITIES
------------------------------
Common Equity:
  Common Stock . . . . . . . . . . . . . . . . . . . . .    $13,456      $13,418       $13,446
  Premium on Common Stock. . . . . . . . . . . . . . . .    110,813      110,415       110,542
  Retained Earnings. . . . . . . . . . . . . . . . . . .     47,082       34,223        48,743
                                                         -----------  -----------  ------------
        Total Common Equity. . . . . . . . . . . . . . .    171,351      158,056       172,731
                                                         -----------  -----------  ------------
Preferred Stock and Securities of Subsidiary:
   Redeemable Cumulative Preferred Stock - Par Value $100 per share:
       Authorized - 48,204, 49,104 and 48,204 Shares
       Outstanding -
          Series A, 4.70% -- 3,000, 4,800 and 3,900 Share       300          390           390
          Series B, 8.00% -- 19,242 shares . . . . . . .      1,924        1,924         1,924
   Company-Obligated Manditorily Redeemable
     Preferred Securities of Subsidiary Trust (Note 7)
     Par Value $25 per share, 1,400,000 shares
     Authorized and Outstanding. . . . . . . . . . . . .     35,000            0             0
                                                         -----------  -----------  ------------
        Total Preferred Stock and Securities of Subsidiar    37,224        2,314         2,314
                                                         -----------  -----------  ------------
Long-Term Debt . . . . . . . . . . . . . . . . . . . . .    178,479      152,400       149,736
                                                         -----------  -----------  ------------
Current Liabilities:
  Notes Payable to Banks . . . . . . . . . . . . . . . .     28,600       97,400       108,300
  Current Maturities of Long-Term Debt . . . . . . . . .      8,981       18,499         6,603
  Accounts Payable . . . . . . . . . . . . . . . . . . .     40,874       35,486        50,301
  Customer Deposits. . . . . . . . . . . . . . . . . . .      5,795        5,647         6,050
  Environmental Remediation Costs. . . . . . . . . . . .      7,735        6,996         9,377
  Federal Income Taxes Accrued . . . . . . . . . . . . .       (378)       2,594         4,417
  Interest Accrued and Other Current Liabilities . . . .      7,980        6,750        13,693
                                                         -----------  -----------  ------------
        Total Current Liabilities. . . . . . . . . . . .     99,587      173,372       198,741
                                                         -----------  -----------  ------------
Deferred Credits and Other Non-Current Liabilities:
  Accumulated Deferred Income Taxes - Net. . . . . . . .     77,653       69,613        75,821
  Investment Tax Credits . . . . . . . . . . . . . . . .      5,728        6,124         6,025
  Deferred Revenues - Net. . . . . . . . . . . . . . . .          0          509             0
  Pension and Other Postretirement Benefits. . . . . . .     11,363        9,795        10,218
  Environmental Remediation Costs. . . . . . . . . . . .     46,606       16,103        34,353
  Other. . . . . . . . . . . . . . . . . . . . . . . . .      6,823        7,418         8,442
                                                         -----------  -----------  ------------
        Total Deferred Credits
          and Other Non-Current Liabilities. . . . . . .    148,173      109,562       134,859
                                                         -----------  -----------  ------------
Commitments and Contingencies (Note 5)

              Total Capitalization and Liabilities . . .   $634,814     $595,704      $658,381
                                                         ===========  ===========  ============

See notes to condensed consolidated financial statements.

                         SJI-6

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------------
(In Thousands)
                                                                   Nine Months Ended
                                                                     September 30,
                                                                  -------------------
                                                                    1997       1996
-------------------------------------------------------------------------------------
Cash Flows from Operating Activities:

   Net Income Applicable to Common Stock. . . . . . . . . . . . .  $9,963    $12,105
   Adjustments to Reconcile Net Income to Cash Flows
    Provided by Operating Activities:
     Depreciation, Depletion and Amortization . . . . . . . . . .  13,549     14,324
     Provision for Losses on Accounts Receivable. . . . . . . . .     925      1,186
     Revenues and Fuel Costs Deferred - Net . . . . . . . . . . .     (89)    (6,806)
     Deferred and Non-Current Federal Income Taxes
      and Credits - Net . . . . . . . . . . . . . . . . . . . . .   2,500      1,011
     Environmental Remediation Costs - Net. . . . . . . . . . . .  (2,328)    (3,279)
     Net Pre-Tax Loss on the Disposal
      of Discontinued Operations. . . . . . . . . . . . . . . . .     189      1,291
     Changes in:
       Accounts Receivable. . . . . . . . . . . . . . . . . . . .  28,171     34,000
       Inventories. . . . . . . . . . . . . . . . . . . . . . . .  (3,802)   (10,752)
       Prepayments and Other Current Assets . . . . . . . . . . .    (782)      (683)
       Prepaid Gross Receipts & Franchise Taxes . . . . . . . . .  (6,911)    (6,796)
       Accounts Payable and Other Accrued Liabilities . . . . . . (20,190)    (7,477)
     Other - Net. . . . . . . . . . . . . . . . . . . . . . . . .    (564)     3,012
                                                                  --------   --------
Net Cash Provided by Operating Activities . . . . . . . . . . . .  20,631     31,136
                                                                  --------   --------
Cash Flows from Investing Activities:

   Investment in Affiliate. . . . . . . . . . . . . . . . . . . .       0     (1,000)
   Loan to Affiliate. . . . . . . . . . . . . . . . . . . . . . .  (1,150)    (1,600)
   Proceeds from the Sale of Assets . . . . . . . . . . . . . . .   3,487          0
   Proceeds from Sale of Available-for-Sale Securities. . . . . .       0        795
   Capital Expenditures, Cost of Removal and Salvage. . . . . . . (35,718)   (27,838)
                                                                  --------   --------
Net Cash Used in Investing Activities . . . . . . . . . . . . . . (33,381)   (29,643)
                                                                  --------   --------
Cash Flows from Financing Activities:

   Net (Repayments of)Borrowings from Lines of Credit . . . . . . (79,700)    21,100
   Proceeds from Issuance of Long-Term Debt . . . . . . . . . . .  35,611          0
   Principal Repayments of Long-Term Debt . . . . . . . . . . . .  (4,490)   (12,675)
   Dividends on Common Stock. . . . . . . . . . . . . . . . . . . (11,623)   (11,587)
   Proceeds from Sale of Common Stock . . . . . . . . . . . . . .     166        241
   Proceeds from the Issuance of Preferred Securities . . . . . .  35,000          0
   Repurchase of Preferred Stock. . . . . . . . . . . . . . . . .     (90)       (90)
                                                                  --------   --------
Net Cash Used in Financing Activities . . . . . . . . . . . . . . (25,126)    (3,011)
                                                                  --------   --------
Net Decrease in Cash and Cash Equivalents . . . . . . . . . . . . (37,876)    (1,518)
Cash and Cash Equivalents at Beginning of Period. . . . . . . . .  46,905      5,587
                                                                  --------   --------
Cash and Cash Equivalents at End of Period. . . . . . . . . . . .  $9,029     $4,069
                                                                  ========   ========

See notes to condensed consolidated financial statements.

                        SJI-7

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 1.   Significant Accounting Practices:

          Consolidation -- The condensed consolidated financial statements include the accounts of South Jersey Industries, Inc. (the Company or SJI) and all of its subsidiaries. Certain intercompany transactions, amounting to approximately $-0- and $1.8 million for the three-month periods and $1.9 million and $4.4 million for the nine month-periods ended September 30, 1997 and 1996, respectively, were not required to be eliminated. Those amounts were capitalized to utility plant or environmental remediation costs on the South Jersey Gas Company (SJG) books of account and are recoverable by SJG through the rate-making process (See Note 5). All other significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made of previously reported amounts to conform with classifications used in the current year. In the opinion of management, the condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial position and operating results of the Company at the dates and for the periods presented. The businesses of the Company are subject to seasonal fluctuations and, accordingly, this interim financial information should not be considered a basis for estimating the results of operations for the full year.

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

          In June 1997, the FASB issued FASB No. 130, "Reporting Comprehensive Income". This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for interim and annual periods beginning after December 15, 1997. The Company currently has no

                               SJI-8

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            (CONTINUED)

Note 1.   Significant Accounting Practices: (Continued)

     additional items qualifying as comprehensive income under FASB No. 130 and, therefore, its adoption is not expected to have any impact.

          In June 1997, the FASB also issued FASB No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is also effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the reporting of selected information about operating segments in interim financial statements similar to that required in the Company's annual financial statements. Reclassification of segment information for earlier periods presented for comparative purposes is required. The Company expects to adopt FASB No. 131 effective January 1, 1998.

Note 2.   Divestitures:

          On December 3, 1996, Energy & Minerals, Inc. (EMI), a subsidiary of SJI, sold the common stock of The Morie Company, Inc. (Morie), its sand mining and processing subsidiary, in a cash transaction for approximately $55.3 million. The net book value of assets sold was approximately $27.9 million. Cash, certain real estate and other miscellaneous assets, along with certain liabilities, remaining after the sale were transferred to the books of EMI (See Note 5).

          In December 1996, the Company developed a formal plan to discontinue the operations of its construction and environmental services operations, R & T Group, Inc. (R & T) and its five subsidiaries. In two separate sales on January 9, 1997, and on April 4, 1997, R & T sold all of its operating assets, except certain real estate. The aggregate proceeds from these sales, approximately $3.5 million, approximated the net book value of the assets at the date of sale. Associated disposal costs of $189,500, or $123,200 after taxes, are included in the condensed statement of consolidated income for the nine months ended September 30, 1997 under the caption "Net Loss on the Disposal of Discontinued Operations".

          Summarized operating results of the discontinued operations were (in thousands):

                               SJI-9

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            (CONTINUED)

Note 2.   Divestitures: (Continued)

                         Three Months Ended   Nine Months Ended
                           September 30,        September 30,
                         ------------------   ------------------
                           1997       1996      1997       1996
                           ----       ----      ----       ----
     Operating Revenues:
       Sand Mining       $      0   $  8,540  $      0   $ 24,394
       Construction           551      4,377     4,905     11,864
                         --------   --------  --------   --------
         Total Operating
          Revenues       $    551   $ 12,917  $  4,905   $ 36,258
                         ========   ========  ========   ========

     (Loss)Income before
      Income Taxes:
       Sand Mining       $   (455)  $  1,918  $   (466)  $  2,764
       Construction            29        212       (78)      (319)

     Income Tax
      Credits(Expense)        170       (598)      222       (617)
                         --------   --------  --------   ---------
     Income(Loss) from
      Discontinued
      Operations         $   (256)  $  1,532  $   (322)  $  1,828
                         ========   ========  ========   ========
     Income(Loss) per
      Common Share from
      Discontinued
      Operations         $  (0.02)  $   0.14  $  (0.03)  $   0.17
                         ========   ========  ========   ========

     The 1996 results of operations have been restated to reflect the accounting for these segments as Discontinued Operations.

Note 3.   Common Stock:

          The Company has 20,000,000 shares of Common Stock authorized of which the following shares were issued and outstanding:
                                          1997         1996
                                          ----         ----
     Beginning Balance January 1,      10,756,679   10,722,171
     Issued during period:
       Employees' Stock Ownership Plan      4,770        5,945
       Stock Option & Stock
         Appreciation Rights Plan           3,060        6,120
                                       ----------   ----------
     Ending Balance September 30,      10,764,509   10,734,236
                                       ==========   ==========

                              SJI-10

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            (CONTINUED)

Note 3.   Common Stock: (Continued)

          The par value ($1.25 per share) of the stock issued in 1997 and 1996 has been credited to common stock and the net excess over par value of $270,440 and $225,894 for the nine months ended September 30, 1997 and 1996, respectively, has been credited to Premium on Common Stock.

          Effective January 1, 1996, the Company adopted FASB No. 123, "Accounting for Stock-Based Compensation". This statement defines a fair value based method of accounting for stock-based compensation. However, the Company has elected, as permitted by the statement, to continue to measure compensation costs using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, there was no impact from the adoption of FASB No. 123 on the Company's financial statements. The Company has determined that the pro forma effect of adoption of the fair value based method of accounting on net income and earnings per share would be immaterial for the three and nine month periods ended September 30, 1997 and 1996.

          Stock Option and Stock Appreciation Rights Plan - Under this plan, not more than 306,000 shares in the aggregate may be issued to officers and other key employees of the Company and its subsidiaries. No options or stock appreciation rights may be granted under the Plan after January 23, 2007. At September 30, 1997 and 1996, the Company had 31,930 and 44,440 options outstanding, respectively, exercisable at prices from $17.16 to $24.69 per share. During the nine-month period ended September 30, 1997 and 1996, 3,060 and 6,120 options were exercised, respectively, at a price of $17.89 per share. No options were granted in 1997 or 1996. No stock appreciation rights have been issued under the plan. The stock options outstanding at September 30, 1997 and 1996, did not have a material effect on the earnings per share calculations.

          Dividend Reinvestment and Stock Purchase Plan (DRP) and Employees' Stock Ownership Plan (ESOP) - Shares of common stock offered through the DRP are currently purchased in the open market. All shares offered through the ESOP are issued directly by the Company. As of September 30, 1997, 210,957 and 35,371 shares of authorized, but unissued, Common Stock were reserved for future issuance to the DRP and ESOP, respectively.

                              SJI-11

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            (CONTINUED)

Note 3.   Common Stock: (Continued)

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

Note 4.   Retained Earnings:

          There are certain restrictions under various loan agreements as to the amount of cash dividends or other distributions that may be paid on the Common Stock of SJG. The Company's aggregate equity in its subsidiaries' retained earnings which is free of these restrictions was approximately $45.1 million as of September 30, 1997.

                              SJI-12

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            (CONTINUED)

Note 5.   Commitments and Contingencies:

          Gas Supply Contracts - SJG, in the normal course of conducting business, has entered into long-term contracts for natural gas supplies, firm transportation, and gas storage service. The earliest expiration of any of the gas supply contracts is 1999. All of the transportation and storage service agreements between SJG and its interstate pipeline suppliers are provided under Federal Energy Regulatory Commission (FERC) approved tariffs. SJG's cumulative obligation for demand charges paid to its suppliers for all of these services is approximately $4.5 million per month which is recovered on a current basis through the LGAC.

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

          Environmental Remediation Costs - The Company has incurred and recorded certain costs for environmental remediation of sites where SJG or predecessor companies operated gas manufacturing plants. Manufactured gas operations were terminated at all SJG sites more than 30 years ago. Certain of SJI's nonutility subsidiaries have also recorded costs for environmental remediation of sites where SJF previously operated a fuel oil business and Morie maintained equipment, fueling stations and storage.

          Since the early 1980's, the Company has recorded environmental remediation costs of $89.0 million, of which $34.7 million has been expended as of September 30, 1997. SJG, with the assistance of an outside consulting firm, estimates that total future expenditures to remediate SJG's sites will range from $52.4 million to $165.6 million. The lower end of this range has been recorded as a liability and is reflected on the condensed consolidated balance sheet under the captions "Current Liabilities" and "Deferred Credits and Other Non-Current Liabilities". Recorded environmental remediation costs of SJG do not directly affect earnings because those costs are deferred and, when expended, recovered through rates over 7-year amortization periods as authorized by the BPU. Amounts accrued for future

                              SJI-13

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            (CONTINUED)

Note 5.   Commitments and Contingencies: (Continued)

     expenditures have not been adjusted for future insurance recoveries, which management is pursuing. SJG has received $4.2 million of insurance recoveries as of September 30, 1997. These proceeds were first used to offset legal fees incurred in connection with those recoveries and the excess was used to reduce the balance of deferred environmental remediation costs. Recorded amounts include estimated costs to be incurred based on projected investigation and remediation work plans using existing technologies. Actual expenditures could differ from the estimates due to the long-term nature of the projects and changing technology, government regulations and site specific requirements.

          The major portion of the recorded environmental remediation costs relate to the remediation of SJG's former gas manufacturing sites. SJG has recorded $86.1 million for the remediation of these sites, of which $33.7 million has been expended through September 30, 1997. As a result of the 7-year recovery mechanism, SJG does not expense environmental costs for former gas manufacturing sites when incurred and defers costs to be recovered. SJG has two regulatory assets associated with environmental cost. The first regulatory asset is titled "Environmental Remediation Cost: Expended - Net". These expenditures represent actual cost incurred to remediate former gas manufacturing plant sites. These costs meet the requirements of FASB No. 71, "Accounting for the Effects of Certain Types of Regulation". The BPU has allowed recovery of these expenditures through July 1995 and petitions to recover these costs through July 1997 are pending before the BPU.

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

          SJG makes annual filings with the BPU to recover these costs in rates. The BPU has consistently allowed the full recovery over such 7-year periods, and SJG believes the BPU will continue to do so. As of September 30, 1997, SJG has

                              SJI-14

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            (CONTINUED)

Note 5.   Commitments and Contingencies: (Continued)

     unamortized remediation expenditures of $17.8 million which are reflected on the balance sheet under the caption
     "Deferred Debits". Since BPU approval of the RAC mechanism in August 1992, SJG has recovered $11.7 million through rates as of September 30, 1997.

          With Morie's sale, EMI and SJI assumed responsibility for environmental liabilities which are estimated to range between $2.0 million and $4.0 million. The information available on these sites was sufficient only to establish a range of probable liability and no point within the range is more likely than any other, therefore, EMI accrued the lower end of the range.

Note 6.   Recent Regulatory Action:

          On January 27, 1997, the BPU granted SJG a rate increase of $6.0 million based on a 9.62% rate of return on rate base, which included an 11.25% return on equity. Revenue requirements for ratemaking purposes are established on the basis of firm and interruptible sales projections. The majority of this increase will come from residential and small commercial customers. In addition, part of the increase will be recovered from customers through new service fees which charge specific customers for costs which they cause SJG to incur. SJG is allowed to retain the first $5.4 million of pre-tax margins generated by interruptible and off-system sales and transportation and 20% of pre-tax margins above that level. In 1997 and 1998, this $5.4 million threshold will be increased by the annual revenue requirement associated with specified major construction projects. These sharing formula improvements are expected to result in additional rate relief of approximately $0.2 million in 1997 and $1.8 million in 1998.

          In addition to the rate increase, the BPU approved a revenue reduction in SJG's Temperature Adjustment Clause
     (TAC), a mechanism designed to reduce the impact of extreme fluctuations in temperatures on SJG and its customers. For the TAC period running from October 1, 1995 through May 31, 1996, weather in SJG's service area was significantly colder than the 20-year average, resulting in a $2.5 million credit due to customers' bills which is reflected in the 1996 results of operations.

          As part of the tariff changes approved, SJG initiated its BPU approved pilot program in April 1997 to give residential customers a choice of gas supplier. During the

                              SJI-15

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            (CONTINUED)

Note 6.   Recent Regulatory Action: (Continued)

     enrollment period which ended June 30, 1997, approximately 13,000 residential customers applied for this service. Transportation of gas for these customers began on August 1, 1997 and will continue until July 31, 1998, or later if approved by the BPU. Under the applicable rate schedule, amounts billed to participants in the program will be reduced for cost of gas charges and applicable gross receipts taxes. This decrease in revenues will be offset by a corresponding decrease in SJG's gas costs and taxes under SJG's BPU-approved fuel clause. Accordingly, SJG believes that the program will not affect its net income, financial condition or margins. In addition, because the program affects only 5% of SJG's residential customers, and not all of those customers may elect to purchase gas from other suppliers, SJG believes that any reduction in revenue will not be material. SJG further expanded the choices available to commercial and industrial customers.

          On May 5, 1997, SJG made a filing with the BPU to update rates related to appliance service charges, including therein a design profit margin. The rates are competitive with other providers of such services in South Jersey and are designed to provide increased earnings and cash flows to SJG over the current cost-based appliance service charge system. The filing is pending before the BPU.

          On May 13, 1997, SJG filed to recover additional post-retirement benefit costs of approximately $1.2 million annually. This recovery is expected to begin in 1998.

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

          On September 6, 1996, SJG made its annual LGAC and TAC filings with the BPU. SJG proposed a decrease to the LGAC of $1.4 million. In addition, a credit resulting from the TAC

                              SJI-16

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            (CONTINUED)

Note 6.   Recent Regulatory Action: (Continued)

     of $2.5 million was filed and, on January 27, 1997, the BPU approved a revenue reduction for this credit, as noted above. On September 12, 1997, SJG made its LGAC, TAC and DSM filings with the BPU for the period November 1997 through October 1998. In this filing, SJG requested an increase in the annual level of LGAC recovery of $4.4 million which is inclusive of the $1.4 million proposed decrease filed in 1996. It also requested that the 1996-1997 filing be resolved simultaneously with this case. Both cases are still pending at the BPU.

          On September 9, 1997, SJG made a filing with the BPU to adjust rates by replacing the current State Gross Receipts and Franchise Tax components with a Sales and Use Tax, a Corporation Business Tax and a Transitional Energy Facilities Assessment. The new rates are expected to become effective January 1, 1998 (See Note 8).

Note 7.   Financing Activities:

          On March 21, 1997, SJG sold $35.0 million of its First
     Mortgage Bonds, 7.7% Series due 2027.

          On May 2, 1997, SJG's wholly owned statutory trust subsidiary, SJG Capital Trust (Trust), established in the State of Delaware on March 24, 1997, sold $35.0 million of 8.35% SJG-obligated Mandatorily Redeemable Preferred Securities. The Trust holds as its only asset the 8.35% Deferrable Interest Subordinated Debentures issued by SJG which mature on April 30, 2037, which is also the maturity date of the Preferred Securities. The Debentures and Preferred Securities are redeemable at the option of SJG at a redemption price equal to 100% of the principal amount thereof at any time on or after April 30, 2002.

Note 8.   Energy Tax Reform:

          On July 14, 1997, legislation reforming the taxation of energy in New Jersey was adopted. The new law eliminates the Gross Receipts and Franchise Taxes (approximately 13 percent of utility revenue) and replaces it with a combination of taxes. Beginning January 1, 1998, retail sales of natural gas and electricity and utility services will be subject to the 6 percent State Sales and Use Tax on gas sales and transportation revenues. Utilities will also be subject to the 9 percent State Corporate Business Tax on net income. To bridge the revenue gap created by the new tax law, the State will impose a Transitional Energy Facilities Assessment

                              SJI-17

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            (CONTINUED)

Note 8.   Energy Tax Reform: (Continued)

     (TEFA) on volumes of gas sold and transported. The TEFA will be phased out over a five-year period beginning January 1, 1999 and ending January 1, 2003. It is expected that the revised tax policy will eliminate tax disparities between utility and nonutility suppliers, thereby providing fair competition and lower energy costs for the consumer. The adoption of the new legislation will not materially affect the Company's financial position or results of operations.

Note 9.   Subsequent Event:

          On October 22, 1997, SJI formed SJ EnerTrade, Inc. (EnerTrade), a new non-regulated subsidiary to sell natural gas to energy marketers, electric and gas utilities, and other wholesale users in the mid-Atlantic and southern regions of the country.

                              SJI-18

          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Overview

     The wholly owned operating subsidiaries of South Jersey
Industries, Inc. include South Jersey Gas Company (SJG), Energy &
Minerals, Inc. (EMI), South Jersey Energy Company (SJE) and SJ
EnerTrade, Inc. (EnerTrade).

     SJG is a natural gas distribution company serving 257,600 customers at September 30, 1997, compared with 250,400 customers at September 30, 1996. Seasonal aspects affect SJG's reported revenues, inventories, receivables, operating expenses and cash flows, which are usually greater during the first and fourth quarters of the year. EMI is a holding company engaged in the wholesale marketing of natural gas through its energy service subsidiary, South Jersey Fuel, Inc. (SJF). SJE provides services for the acquisition and transportation of natural gas for retail end users and wholesale electric energy. EnerTrade was formed in October 1997 to sell natural gas to energy marketers, electric and gas utilities and other wholesale users (See Note 9).

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

                               SJI-19

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Pilot Program - Choice of Gas Supplier

     In April 1997, SJG initiated its BPU approved pilot program to give residential customers a choice of gas supplier. During the enrollment period which ended June 30, 1997, approximately 13,000 residential customers applied for this service. Transportation of gas for these customers began on August 1, 1997 and will continue until July 31, 1998, or later if approved by the BPU. Under the applicable rate schedule, amounts billed to participants in the program will be reduced for cost of gas charges and applicable gross receipts taxes. The resulting decrease in revenues will be offset by a corresponding decrease in SJG's gas costs and taxes under SJG's BPU-approved fuel clause. Accordingly, SJG believes that the program will not affect its net income, financial condition or margins. In addition, because the program affects only 5% of SJG's residential customers, and not all of those customers may elect to purchase gas from other suppliers, SJG believes that any reduction in revenue will not be material.

Energy Adjustment Clauses

     SJG's tariff includes a Levelized Gas Adjustment Clause ("LGAC"), a Temperature Adjustment Clause ("TAC"), a Remediation Adjustment Clause ("RAC") and a Demand Side Management Clause ("DSMC"). Such clauses are designed to permit adjustments for changes in gas supply costs, reduce the impact of extreme fluctuations in temperatures on SJG and its customers, recover costs incurred in the remediation of former gas manufacturing plants and recover costs associated with its conservation plan, respectively. The BPU approved LGAC, RAC and DSMC adjustments do not directly affect earnings because revenues are adjusted to match costs. The Company's base rates are designed based on twenty-year normal temperatures. When actual temperatures are colder than the twenty-year average, the Company sells more gas than was anticipated generating higher revenues and net income. Conversely, when actual temperatures are warmer than normal, the Company sells less gas and revenues and net income are lower than projected. The TAC dampens the effect of these peaks and valleys (and thus moderates the effect of weather extremes on SJG's revenues) by giving customers a credit against higher usage in colder weather and giving SJG a surcharge on lower usage in warmer weather. TAC adjustments therefore affect revenue, income and cash flows.

Results of Operations - Three and Nine Months Ended September 30,
1997 Compared to Three and Nine Months Ended September 30, 1996

Operating Revenues - Utility

     The following is a summary of changes in operating revenue and throughput by major category for 1997 compared with 1996
[before the elimination of intersegment sales]:

                              SJI-20

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Operating Revenues - Utility (Continued)

                                    Period Ended September 30,
                                  ------------------------------
                                  Three Months      Nine Months
                                  1997 vs. 1996    1997 vs. 1996
                                  -------------    --------------
Operating Revenues (Thousands):
  Firm
    Residential                       $    614         $   (262)
    Commercial                          (1,161)          (3,952)
    Industrial                            (240)          (1,347)
    Cogeneration & Electric
     Generation                         (4,159)         (10,958)
    Firm Transportation                    687            1,707
                                  ------------     ------------
      Total Firm                        (4,259)         (14,812)

  Interruptible                            478             (247)
  Interruptible Transportation             116              636
  Off-System                            11,563           10,650
  Capacity Release & Storage             1,903            4,462
  Other Revenues                           (71)             179
                                  ------------     ------------
      Total Operating Revenues        $  9,730         $    868
                                  ============     ============
Throughput (MMcf):
  Firm
    Residential                           (120)          (1,529)
    Commercial                            (201)          (1,145)
    Industrial                             (55)            (303)
    Cogeneration & Electric
     Generation                         (1,592)          (3,926)
    Firm Transportation                  1,960            5,503
                                  ------------     ------------
      Total Firm Throughput                 (8)          (1,400)

  Interruptible                            136              (75)
  Interruptible Transportation             306            1,479
  Off-System                             4,699            6,196
  Capacity Release & Storage             1,827           12,084
                                  ------------     ------------
      Total Throughput                   6,960           18,284
                                  ============     ============

     Firm revenues in 1997 were negatively impacted by the effects of warmer temperatures, partially offset by the effect of increases in rates for residential and commercial customers.
Increased off-system sales and increased revenues from capacity release and storage programs benefitted each 1997 period.

Operating Revenues - Nonutility

     Nonutility revenues decreased $0.5 and $8.1 million in the three and nine month periods ended September 30, 1997 compared to the same periods in 1996, principally due to lower commodity sales.

                              SJI-21

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Gas Purchased for Resale

     Gas purchased for resale increased $9.2 million in the third quarter of 1997 compared with the 1996 quarter, principally due to increased off-system sales, partially offset by decreases in unit sales to commercial, cogeneration and electric generation customers. Gas purchased for resale increased by $2.0 million for the nine months ended September 30, 1997, compared with 1996, principally due to increased off-system sales, partially offset by lower firm sales. Sources of gas supply include both contract and open-market purchases. SJG is responsible for securing and maintaining its own gas supplies to serve its customers.

     SJG has entered into long-term contracts for natural gas supplies, firm transportation, and firm gas storage service. The earliest expiration of any of these contracts is 1999. All of the transportation and storage service agreements between SJG and its interstate pipeline suppliers are provided under tariffs approved by the Federal Energy Regulatory Commission. SJG's cumulative obligation for demand charges for all of these services is approximately $4.5 million per month which is recovered on a current basis through its LGAC.

Operations

     A summary of net changes in utility operations for 1997 compared with 1996 is as follows (in thousands):

                                      Period Ended September 30,
                                    ------------------------------
                                    Three Months      Nine Months
                                    1997 vs. 1996    1997 vs. 1996
                                    -------------    -------------
     Other Production Expense          $    1           $  (24)
     Transmission                         (13)             (23)
     Distribution                         107              287
     Customer Accounts and Services       (29)            (376)
     Sales                                 29               81
     Administration and General           603              849
     Other                                (72)            (239)
                                       ------           ------
                                       $  626           $  555
                                       ======           ======

     Customer Accounts and Service costs decreased in both periods principally due to a charge in 1996 to increase the Company's reserve for uncollectible accounts and lower payroll costs. Administrative and General costs increased in 1997 principally due to increased payroll, employee benefit and regulatory costs, partially offset by decreases in outside service costs.

     Nonutility operations decreased $0.1 million and $7.2 million, respectively, in the three and nine month periods ended September 30, 1997 compared to the same periods in 1996. The decrease in the 1997 nine-month period was principally due to lower commodity sales and an increase to the provision for uncollectible accounts.

                               SJI-22

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Other Operating Expenses

     A summary of principal changes in other expenses for 1997 compared with 1996 is as follows (in thousands):

                                      Period Ended September 30,
                                    ------------------------------
                                    Three Months      Nine Months
                                    1997 vs. 1996    1997 vs. 1996
                                    -------------    -------------

     Maintenance                       $  246           $  677
     Depreciation                         287              827
     Federal Income Taxes - Net           (65)             329
     Gross Receipts & Franchise
       and Other Taxes                   (269)          (2,645)

     The increase in maintenance expense is principally due to increased utility production plant maintenance, which includes the amortization of increased environmental remediation costs (such increases are offset by revenue recovery under SJG's RAC). Depreciation is higher in 1997 principally due to increased investment in property, plant and equipment by SJG. Federal Income Tax changes reflect the impact of changes in pre-tax income. The changes in Gross Receipts & Franchise Taxes in 1997 are due to changes in volumes of gas sold, which are subject to those taxes, in addition to lower tax rates applicable to certain customer classes in 1997.

Interest and Other Charges

     Interest charges increased $24,000 and decreased $179,000 in the 1997 three and nine month periods, respectively. Utility long-term interest increased in each 1997 period due to increased levels of long-term debt outstanding, including the issuance by SJG of $35.0 million of first mortgage bonds in March 1997, and the issuance, in May 1997, of $35 million of Manditorily Redeemable Preferred Securities (See "Capital Resources"). Such increases were principally offset by the effect of lower short-term interest resulting from lower levels of short-term debt outstanding. Short-term debt levels were reduced in March 1997 by the use of proceeds from the sale of $35.0 million of first mortgage bonds by SJG; the application of a $25.6 million cash equity infusion to SJG from SJI and the application of the net proceeds from the sale of the Mandatorily Redeemable Preferred Securities in May 1997.

Discontinued Operations

     Loss from discontinued operations amounted to $256,000 for the three months ended September 30, 1997 compared to income of $1,532,000 for the same period in 1996. Loss from discontinued operations amounted to $445,000 for the nine months ended September 30, 1997 compared to income of $1,104,000 in 1996. The income in 1996 principally reflects the operating results of The Morie Company, Inc., the Company's sand mining subsidiary which was sold in December 1996 (See Note 2).

                              SJI-23

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Net Income Applicable to Common Stock

     Net Income (in thousands) and earnings per common shares reflect the following changes:

                                      Period Ended September 30,
                                     -----------------------------
                                     Three Months     Nine Months
                                     1997 vs. 1996   1997 vs. 1996
                                     -------------   -------------

Loss from Continuing Operations           $  (625)        $  (593)
Loss from Discontinued Operations-Net      (1,788)         (2,150)
Reduction in Loss on Disposal of
 Discontinued Operations                        0             601
                                     ------------    ------------
      Net Income Decrease                 $(2,413)        $(2,142)
                                     ============    ============

Loss per Common Share
  Continuing Operations                   $ (0.06)        $ (0.06)
  Discontinued Operations                   (0.16)          (0.14)
                                     ------------    ------------
      Earnings per Share Decrease         $ (0.22)        $ (0.20)
                                     ============    ============

     The details affecting the decrease in net income and earnings per share are discussed under the appropriate captions above. The 1997 decreases in net income and earnings per share from continuing operations principally reflect the negative effect of warmer temperatures on higher margin firm sales and increased utility operating and interest costs, partially offset by the effect of revenues from increased utility residential rates and increased off-system and capacity release and storage revenues.

Liquidity

     The seasonal nature of gas operations, the timing of construction and remediation expenditures and related permanent financing, as well as mandated tax and sinking fund payment dates require large short-term cash requirements. These are generally met by cash from operations and short-term lines of credit. The Company maintains short-term lines of credit with a number of banks, aggregating $130.0 million of which $101.4 million was available at September 30, 1997. The credit lines are uncommitted and unsecured with interest rates below the prime rate.

     The changes in cash flows from operating activities for the nine months ended September 30, 1997, compared with the same period in 1996, are as follows (in thousands):

                              SJI-24

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Liquidity (Continued)

                                               Nine Months Ended
                                                 September 30,
                                               -----------------
                                                 1997 vs. 1996
                                               -----------------
     Increases/(Decreases):
     Net Income                                    $ (2,142)
     Depreciation, Depletion and Amortization          (775)
     Revenues and Fuel Costs Deferred - Net           6,717
     Deferred and Non-Current Federal
      Income Taxes - Net                              1,489
     Environmental Remediation Costs-Net                951
     Net Pre-Tax Loss on the Disposal of
      Discontinued Operations                        (1,102)
     Accounts Receivable                             (5,829)
     Inventories                                      6,950
     Prepayments and Other Current Assets               (99)
     Prepaid Gross Receipts & Franchise Taxes          (115)
     Accounts Payable and Other Accrued
      Liabilities                                   (12,713)
     Other - Net                                     (3,837)
                                                   --------
           Decrease in Net Cash Provided by
            Operating Activities                   $(10,505)
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

     Changes in Environmental Remediation Costs - Net represent the difference between remediation expenditures and amounts collected under the RAC and insurance recoveries.

     Changes in Accounts Receivable are generally weather and price related. Increases generate cash flows when collected in subsequent periods.

     Changes in Inventory reflect the impact of seasonal requirements, temperatures and price changes.

                              SJI-25

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

     As stated in Note 8 on page 17, on January 1, 1998, the gross receipts and franchise taxes are being replaced with a 6 percent State Sales and Use Tax, a 9 percent State Corporation Business Tax on net income and a Transitional Energy Facilities Assessment (TEFA) on gas facilities. TEFA will be phased out over five years beginning January 1, 1999. Approximately fifty percent of the new taxes will be paid in monthly installments during the first six months of the year and the principal portion of the remaining taxes will be paid on June 25, 1998 and on May 15 of each year thereafter. In September 1997, SJG filed a petition with the BPU to reflect the impact of this tax change in base rates.

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

     EMI and SJI have assumed responsibility for the environmental liabilities of The Morie Company, Inc. (Morie), a subsidiary which was sold in 1996. The environmental liabilities are estimated to range between $2.0 million and $4.0 million. EMI has accrued the lower end of the range under the guidance of FASB 5 "Accounting for Contingencies" (See Note 5 on page 15).

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

                               SJI-26

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

     In April 1996, SJG received BPU approval to increase its rates to recover approximately $8.0 million of increased natural gas costs through the LGAC. On August 31, 1996, SJG made its 1996-97 LGAC filing to reduce rates to reflect a decrease of $1.4 million in natural gas costs. Updated projections of the 1996-97 LGAC year results have been rolled into the 1997-98 LGAC year, which was filed with the BPU on September 12, 1997. The 1997-98 LGAC filing requested an increase in rates to reflect an increase of $4.4 million in natural gas costs, inclusive of the $1.4 million reduction related to the 1996-97 LGAC filing. Both filings are still pending at the BPU.

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

                              SJI-27

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Regulatory Matters (Continued)

however, the BPU initiated a generic proceeding to address the recovery of these costs by all utilities in the State. Phase I of the generic proceeding was completed in January 1997 and SJG, in May 1997, has made a prescribed filing with the BPU to recover additional postretirement benefit costs of approximately $1.2 million annually, beginning in 1998. Also, beginning in 1995, an external trust was established towards funding postretirement benefit costs for the purpose of contributing costs recovered from ratepayers as authorized by the BPU. Rate recovery in excess of SJG's pay-as-you-go requirement is contributed to the trust and provides no operating benefit to SJG except to the extent that trust income would reduce future net periodic cost. Gross contributions to the trust amounted to $5.7 million as of September 30, 1997. The balance of this regulatory asset amounted to $5.9 million at September 30, 1997.

     SJG has incurred and recorded certain costs for environmental remediation of sites where SJG or predecessor companies operated gas manufacturing plants. Manufactured gas operations were terminated at all SJG sites more than 30 years ago.

     Since the early 1980's, the Company has recorded environmental remediation costs of $89.0 million, of which $34.7 million has been expended as of September 30, 1997. SJG, with the assistance of an outside consulting firm, estimates that total future expenditures to remediate the sites will range from $52.4 million to $165.6 million. The lower end of this range has been recorded as a liability and is reflected on the balance sheet under the captions "Current Liabilities" and "Deferred Credits and Other Non-Current Liabilities". Recorded environmental remediation costs of SJG do not directly affect earnings because those costs are deferred and, when expended, recovered through rates over 7-year amortization periods as authorized by the BPU. Amounts accrued for future expenditures have not been adjusted for future insurance recoveries, which management is pursuing. SJG has received $4.2 million of insurance recoveries as of September 30, 1997. These proceeds were first used to offset legal fees incurred in connection with those recoveries and the excess was used to reduce the balance of deferred environmental remediation costs. Recorded amounts include estimated costs to be incurred based on projected investigation and remediation work plans using existing technologies. Actual expenditures could differ from the estimates due to the long-term nature of the projects and changing technology, government regulations and site specific requirements.

     The major portion of the recorded environmental remediation costs relate to the remediation of SJG's former gas manufacturing sites. SJG has recorded $86.1 million for the remediation of these sites, of which $33.7 million has been expended through September 30, 1997. As a result of the 7-year recovery mechanism, SJG does not expense environmental costs for former gas manufacturing sites when incurred and defers costs to be recovered. SJG has two regulatory assets associated with environmental cost. The first regulatory asset is titled "Environmental Remediation

                              SJI-28

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Regulatory Matters (Continued)

Cost: Expended - Net". These expenditures represent actual costs incurred to remediate former gas manufacturing plant sites. These costs meet the requirements of FASB No. 71, "Accounting for the Effects of Certain Types of Regulation". The BPU has allowed recovery of these expenditures through July 1995 and petitions to recover these costs through July 1997 are pending before the BPU.

     The other regulatory asset titled "Environmental Remediation
Cost: Liability for Future Expenditures" relates to estimated future expenditures determined under the guidance of FASB 5 "Accounting for Contingencies". This amount, which relates to former manufactured gas plant sites has been recorded as a deferred debit with the corresponding amount reflected in Current Liabilities and Deferred Credits and Other Non-Current Liabilities, as appropriate. The deferred debit is a regulatory asset under FASB 71 because the BPU's intent, as evidenced by its current practice, is to provide recovery sufficient in amount to recover the deferred costs after they have been expended.

     SJG makes annual filings with the BPU to recover expended remediation costs in rates. The BPU has consistently allowed the full recovery over such seven-year periods, and SJG believes the BPU will continue to do so. As of September 30, 1997, SJG has unamortized remediation expenditures of $17.8 million which are reflected on the balance sheet under the caption "Deferred Debits." Since BPU approval of the RAC mechanism in August 1992, SJG has recovered $11.7 million through rates as of September 30, 1997.

     On May 5, 1997, SJG made a filing with the BPU to update rates related to appliance service charges, including therein a design profit margin. The new rates are competitive with other providers of such services in South Jersey and are designed to provide increased earnings and cash flows to SJG over the current cost-based appliance service charge system. This filing is pending before the BPU.

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

     On September 9, 1997, SJG made a filing with the BPU to adjust rates by replacing the current State Gross Receipts and Franchise Tax components with a Sales and Use Tax, a Corporation Business Tax and a Transitional Energy Facilities Assessment. The new rates are expected to become effective January 1, 1998 (See "Liquidity").

                               SJI-29

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

Capital Resources

     SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment for the remediation of former coal gas manufacturing sites. Total construction and remediation expenditures for 1997 are estimated at $58.8 million, of which $39.5 million was expended through September 30, 1997. The costs for 1998 and 1999 are estimated at approximately $61.8 million and $58.6 million, respectively. These investments are expected to be funded from several sources, which may include cash generated by operations, temporary use of short-term debt, sale of first mortgage bonds and capital leases.

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

                               SJI-30

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



                              SJI-31

                  PART II  --  OTHER INFORMATION



Item l.   Legal Proceedings

          Information required by this Item is incorporated by reference to Part I, Item 1, Note 5, on pages 13 through 15, excluding the first paragraph of the Note, regarding contingencies, including pending litigation and the remediation and clean-up of certain sites which included manufactured gas operations.


Item 6.   Exhibits and Reports on Form 8-K

     b. No reports on Form 8-K were filed during the quarter for which this report is filed.



                              SJI-32

                            SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               SOUTH JERSEY INDUSTRIES, INC.
                                        (Registrant)



Dated:  November 13, 1997    By:  /s/ David A. Kindlick
                                   David A. Kindlick
                                   Vice President, Financial
                                    Operations




Dated:  November 13, 1997    By:  /s/ William J. Smethurst, Jr.
                                   William J. Smethurst, Jr.
                                   Assistant Secretary & Assistant
                                    Treasurer


                              SJI-33

                   SOUTH JERSEY INDUSTRIES, INC.




                         Index to Exhibits




  Exhibit
  Number                             Description
  -------                            -----------

    27                Financial Data Schedule

                      (Submitted only in electronic format to the Securities and Exchange Commission).




                              SJI-34