Form 10-K
period 1997-12-31
SOUTH JERSEY INDUSTRIES INC
filed 1998-03-27
CIK 91928

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997
                          Commission File Number 1-6364

                          SOUTH JERSEY INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

              New Jersey                              22-1901645
       (State of incorporation)            (IRS employer identification no.)

        Number One South Jersey Plaza, Route 54, Folsom, New Jersey 08037
          (Address of principal executive offices, including zip code)

                                 (609) 561-9000
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

           Common Stock                     New York Stock Exchange
     ($1.25 par value per share)          Philadelphia Stock Exchange
       (Title of each class)        (Name of exchange on which registered)

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

Yes  [X]      No  [  ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


The aggregate market value of approximately 9,209,759 shares of voting stock held by non-affiliates of the registrant as of March 2, 1998 was $276,294,000. As of March 2, 1998, there were 10,773,888 shares of the registrant's common stock outstanding.


Documents Incorporated by Reference:
        In Part I of Form 10-K:    Pages 11, 18, 20, 21, 23 and 25 of 1997
                                   Annual Report to Shareholders
        In Part II of Form 10-K:   Page 1 and Pages 10 through 24 of 1997
                                   Annual Report to Shareholders
        In Part III of Form 10-K:  Pages 2 through 6, 8 and 10 of the
                                   Proxy Statement dated March 13, 1998 for the 1998 Annual Meeting of Shareholders

                             - Title Page -

                                     PART I

Item 1.   Business

General

        The registrant, South Jersey Industries, Inc. (the Company), a New Jersey corporation, was formed in 1969 for the purpose of owning and holding all of the outstanding common stock of South Jersey Gas Company (South Jersey Gas or SJG), a public utility, and acquiring and developing nonutility lines of business.
South Jersey Energy Company (SJE), a wholly-owned subsidiary of the Company, provides services for the acquisition and transportation of natural gas and electricity for commercial, industrial and residential users. SJ EnerTrade, Inc.
(EnerTrade), a wholly-owned subsidiary of the Company formed in 1997, provides services for the sale of natural gas to energy marketers, electric and gas utilities, and other wholesale users in the mid-Atlantic and southern regions of the country. Energy
& Minerals, Inc. (EMI), a wholly-owned subsidiary of the Company, principally manages temporary cash investments and owns the stock of South Jersey Fuel, Inc. (SJF), an inactive nonutility subsidiary.

Financial Information About Industry Segments

        Information regarding Industry Segments is incorporated by reference to Note 7 on page 21 of the Company's Annual Report to Shareholders for the year ended December 31, 1997 which is attached to this report. See Item 14(c)(13).

Description of Business

        The Company is engaged in the business of operating, through subsidiaries, various business enterprises. The Company's most significant subsidiary is SJG.

        South Jersey Gas Company, a New Jersey corporation, is an operating public utility company engaged in the purchase, transmission and sale of natural gas for residential, commercial and industrial use in an area of approximately 2,500 square miles in the southern part of New Jersey. SJG also makes off-system sales of natural gas on a wholesale basis to various customers on the interstate pipeline system and transports natural gas purchased directly from producers or suppliers by some of its customers.

        SJG's service territory includes 112 municipalities throughout Atlantic, Cape May, Cumberland and Salem Counties and portions of Burlington, Camden and Gloucester Counties, with an estimated permanent population of 1.1 million.

        SJG serves 260,567 residential, commercial and industrial customers (at December 31, 1997) in southern New Jersey. Gas sales and transportation for 1997 amounted to approximately 73,574,000 Mcf (thousand cubic feet), of which approximately 50,181,000 Mcf was firm sales and transportation, 8,931,000 Mcf was interruptible sales and transportation and 14,462,000 Mcf was off-system sales. The breakdown of firm sales includes
39.8% residential, 16.1% commercial, 2.5% cogeneration and electric generation, 1.4% industrial and 40.2% transportation.
At year-end 1997, SJG served 242,132 residential customers, 18,037 commercial customers and 398 industrial customers. This includes 1997 net additions of 6,124 residential customers, 568 commercial customers and one industrial customer.

        Under an agreement with Atlantic Electric, an electric utility serving southern New Jersey, SJG supplies natural gas to several electric generation facilities. This gas service is provided under the terms of a firm electric service tariff approved by the New Jersey Board of Public Utilities (BPU) on a demand/commodity basis. In 1997, 1.97 Bcf (billion cubic feet) was delivered under this agreement.

                             SJI-2

        SJG serviced 7 cogeneration facilities in 1997. Combined sales and transportation of natural gas to such customers amounted to approximately 9.5 Bcf in 1997.

        SJG makes wholesale gas sales for resale to gas marketers for ultimate delivery to end users. These "off-system" sales are made possible through the issuance by the Federal Energy
Regulatory Commission (FERC) of Orders No. 547 and 636.  Order
No. 547 issued a blanket certificate of public convenience and necessity authorizing all parties, which are not interstate pipelines, to make FERC jurisdictional gas sales for resale at negotiated rates, while Order No. 636 allowed SJG to deliver gas at delivery points on the interstate pipeline system other than its own city gate stations and release excess pipeline capacity to third parties. During 1997, off-system sales amounted to
14.5 Bcf. Also in 1997, capacity release and storage throughput amounted to 36.4 Bcf.

        Supplies of natural gas available to SJG that are in excess of the quantity required by those customers who use gas as their sole source of fuel (firm customers) make possible the sale and transportation of gas on an interruptible basis to commercial and industrial customers whose equipment is capable of using natural gas or other fuels, such as fuel oil and propane. The term "interruptible" is used in the sense that deliveries of natural gas may be terminated by SJG at any time if this action is necessary to meet the needs of higher priority customers as described in SJG's tariffs. Usage by interruptible customers, excluding off-system customers, in 1997 amounted to approximately 8.9 Bcf, approximately 8.1 percent of the total throughput.

        No material part of SJG's business is dependent upon a single customer or a few customers.

Service Territory

        The majority of the SJG's residential customers reside in the northern and western portions of its service territory in Burlington, Camden, Salem and Gloucester counties. A majority of new customers reside in this section of the service territory, which includes the residential suburbs of Wilmington and Philadelphia. The franchise area to the east is centered on Atlantic City and the neighboring resort communities in Atlantic and Cape May counties, which experience large population increases in the summer months. The impact of the casino gaming industry on the Atlantic City area has resulted in the creation of new jobs and the expansion of the residential and commercial infrastructure necessary to support a developing year-round economy. Atlantic City is experiencing a second wave of development as a result of casino gaming. The centerpiece of this development is the recently completed multipurpose convention center, accompanied by planned major hotel and entertainment complexes. These facilities will be used to attract large conventions as well as making Atlantic City into a family resort on a year-round basis.

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

                             SJI-3

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

        In August 1997, SJG initiated its BPU approved pilot program to give residential customers a choice of gas supplier. The program includes approximately 13,000 residential customers.
SJG continues to deliver the natural gas through its distribution system with no loss of margins.

        Revenue requirements for ratemaking purposes are established on the basis of firm sales projections. On January 27, 1997, the BPU granted SJG a rate increase of $6.0 million based on an overall rate of return of 9.62% including an 11.25% return on equity. The majority of this increase impacted residential and small commercial customers. In addition, part of the increase will be recovered from customers through new service fees which charge specific customers for costs which they cause SJG to incur. Also, as part of this rate increase, SJG is allowed to retain the first $5.5 million of pre-tax margins generated by interruptible and off-system sales and transportation and 20% of pre-tax margins generated by such sales above that level. In 1997 and 1998, this $5.5 million threshold will be increased by the annual revenue requirement associated with specified major construction projects. These sharing formula improvements are expected to result in additional rate relief of approximately $0.3 million in 1998 and $1.8 million in 1999. In 1997, SJG filed to recover additional post-retirement benefit costs of approximately $1.3 million annually and this recovery was approved effective January 1, 1998. Additional information on regulatory affairs is incorporated by reference to Note 1 on page 18, Note 6 on page 20, Note 9 on page 21 and Note 13 on page 23 of the Company's Annual Report to Shareholders for the year ended December 31, 1997 which is attached to this report. See Item 14(c)(13).

        SJE, a New Jersey corporation, is a wholly owned non-regulated subsidiary of the Company and is engaged in providing services for the acquisition and transportation of natural gas and electricity for industrial, commercial and residential users. SJE is also engaged in trading activities in the electric wholesale market.

        EMI, a New Jersey corporation, is a holding company that owns all of the outstanding common stock of SJF. SJF became inactive in 1997 and its business of providing wholesale energy services was continued by SJ EnerTrade, a new subsidiary established by the Company in 1997.

        EnerTrade, a New Jersey corporation, is a wholly owned non-regulated subsidiary of the Company and is engaged in providing services for the sale of natural gas to energy marketers, electric and gas utilities and other wholesale users in the mid-Atlantic and southern regions of the country.

        R&T Group, Inc. (R&T), a New Jersey corporation, was a holding company that owned all the common stock of several construction subsidiaries. Operations of the construction companies ended in 1997, or prior thereto, and the subsidiaries were merged into R&T. The financial statements include R&T as a discontinued operation (see Note 2 on page 18 of the Company's Annual Report to Shareholders for the year ended December 31, 1997 which is attached to this report). See Item 14(c)(13).

        In 1997, the Company made no public announcement of, or otherwise made public information about, a new product or industry segment that would require the investment of a material amount of the assets of the Company or which otherwise was material.


                             SJI-4

Raw Materials

        South Jersey Gas

        Supply Contracts and Storage

        SJG has direct connections to two interstate pipeline companies, Transco and Columbia. It also secures firm transportation and other long term services from four additional pipelines upstream of the Transco and Columbia systems. They include: Columbia Gulf Transmission Company (Columbia Gulf), CNG, Texas Gas Transmission Corporation (Texas Gas) and Equitrans. Services provided by these upstream pipelines are utilized to deliver gas into either the Transco or Columbia systems for ultimate delivery to SJG. Services provided by all of the above mentioned pipelines are subject to changes as directed by FERC Order No. 636.

        Transco

        Transco is SJG's largest supplier of long term gas transmission services. These services include five year-round and one seasonal firm transportation (FT) service arrangement. When combined, these services enable SJG to purchase from third parties and have delivered to its city gate stations by Transco a total of 163,741 Thousand Cubic Feet of gas per day ("Mcf/d").
The terms of the year-round agreements extend for various periods from 2002 to 2010 while the term of the seasonal agreement extends to 2011.

        SJG also has seven long-term gas storage service agreements with Transco that, when combined, are capable of storing approximately 10.1 Bcf. Through these services, SJG can inject gas into storage during periods of low demand and withdraw gas at a rate of up to 86,972 Mcf per day during periods of high demand. The terms of the storage service agreements extend for various periods from 1998 to 2008.

        Transco renders a merchant service to SJG under its Rate Schedule FS (defined below). Williams Energy Services Company (WESCO), an affiliate of Transco, has assumed Transco's natural gas merchant function under which the maximum purchase quantity amounts to 51,769 Mcf per day. FS is a no-notice swing service which allows SJG to take between zero and its full contract quantities (51,769 Mcf/d) on any day of the year. This flexibility enables SJG to respond to changes in its requirements for gas due to weather and market conditions. The initial term of the FS agreement extends through March 31, 2001.

        In addition to FS service, SJG has also secured a second merchant service from Transco under Transco's Rate Schedule NS.
NS service is also provided by WESCO acting as agent for Transco. Under this service, SJG can purchase up to 30,000 Mcf per day of NS gas with 24 hours advance notice.

        SJG has a long term gas purchase agreement with Vastar Gas Marketing (Vastar) which provides for the delivery of up to 14,618 Mcf/d to SJG's service area on a year round basis by way of Transco FT service. The initial term of the gas purchase agreement with Vastar extends through March 31, 2000.

        SJG also has a winter season firm transportation service on the Transco system which is available for the period December 1 through the last day of February of each year. SJG's maximum entitlement under this service is 2,900 Mcf/d. SJG has contracted with Amerada Hess Corporation (Hess) to provide the gas supply to fill this transportation capacity during each winter season through October 31, 2007.

        SJG may deliver up to 24,700 Mcf per day of gas under a firm transportation agreement as part of Transco's Texas
Gas-CNG-Transco FT project. This project was developed to provide additional firm pipeline capacity which would deliver gas to the US Northeast via a bundled service provided by Transco under its Rate Schedule FT-NT. SJG has also contracted with Hess for a 15 year gas supply service to fill this capacity which extends through October 31, 2007.

                             SJI-5

        CNG

        SJG has entered into separate gas sales and capacity management agreements with CNG Energy Services Corporation (CNGES), a non-jurisdictional affiliate of CNG, through which SJG has assigned to CNGES its pipeline FT and storage entitlements on the CNG system to provide SJG with up to 9,662 Mcf per day of gas during the period November 16 through March 31 of each year.

        Columbia

        SJG has three firm transportation agreements with Columbia which, when combined, provide for 43,500 Mcf/d of firm deliverability.

        SJG has four long term gas purchase agreements, for periods ranging from 1999 to 2003, with major non-jurisdictional producer/suppliers for gas delivered into the Columbia pipeline system which, in aggregate, provide SJG with up to 43,500 Mcf/d via the Columbia pipeline system during the winter season. Such agreements also provide for delivery in non-winter months at lower quantities.

        SJG also subscribes to a firm storage service from Columbia, to March 31, 2009, which provides a maximum withdrawal quantity of 19,807 Mcf/d during the winter season with an associated
1,121,095 Mcf of storage capacity.

        As part of addressing future winter season requirements, SJG has entered into an agreement with Columbia to subscribe to an incremental 31,296 Mcf per day of storage deliverability with an additional 2,234,482 Mcf of storage capacity to become available April 1, 1998. The term of the agreement expires October 31,
2013. The FERC has approved Columbia's arrangements to provide such services.

        Equitrans

        SJG has a long term storage service provided by Equitrans, to April 1, 2002, under which up to 500,000 Mcf of gas may be stored during the summer season and up to 4,783 Mcf/d may be withdrawn during the winter season. The gas is delivered to SJG under firm transportation agreements with Equitrans, CNG and Transco.

        Supplemental Gas Supplies

        SJG has a long term LNG purchase agreement with Distrigas of Massachusetts Corporation (DOMAC) which extends through October
31, 2000. For the 1997-98 contract year, SJG's annual contract quantity under the DOMAC agreement is 186,047 Mcf. LNG purchases from DOMAC are transported to SJG's LNG storage facility in McKee City, New Jersey via over-the-road trucks.

        SJG operates peaking facilities which can store and vaporize both LNG and propane for injection into its distribution system.
 SJG's LNG facility has a storage capacity equivalent to 404,000
Mcf of natural gas and has an installed capacity to vaporize up to 90,000 Mcf of LNG per day for injection into its distribution system.

        SJG also maintains two propane-air plants that are located in Middle Township and Ocean City, New Jersey. The combined maximum storage capacity of these plants is 150,000 gallons of liquefied propane or the equivalent of approximately 11,364 Mcf of natural gas.

        SJG also operates a high pressure pipe storage field at its McKee City facility which is capable of storing 12,000 Mcf of gas and injecting up to 10,000 Mcf of gas per day into SJG's distribution system.

        SJG has a LNG peaking service agreement with the Philadelphia Gas Works (PGW) which provides up to 250,000 Mcf per year of peaking service gas on a firm basis at a rate of up to 25,000
Mcf per day when taken as vapor and delivered through the Transco pipeline system or up to twelve truckloads per day

                             SJI-6

(approximately 10,200 Mcf) when taken as liquid and trucked to SJG's LNG storage facility in McKee City, New Jersey. The term of this agreement extends through the 1998-99 winter season, however it may be extended by mutual agreement of the parties.

        Peak-Day Supply

        SJG plans for a winter season peak-day demand on the basis of an average daily temperature of 2 degrees F. Gas demand on such a design day was estimated for the 1997-98 winter season to be 387,293 Mcf versus a design day supply of 416,308 Mcf. On
January 19, 1994, SJG experienced its highest peak-day demand of 370,582 Mcf with an average temperature of 2.68 degrees F. In
1997, SJG experienced a peak-day demand of 352,259 Mcf with an average temperature of 12.5 degrees F.

        Gas Prices

        During 1997, SJG purchased and had delivered approximately 46.8 Bcf of natural gas for distribution to both on-system and off-system customers. Of this total, 31.9 Bcf was transported on the Transco pipeline system and 14.9 Bcf was transported on the Columbia pipeline system.

        SJG's average commodity cost of gas purchased in 1997 was $2.60 per Mcf.

        EnerTrade and SJE

        Access to gas suppliers and cost of gas are significant to EnerTrade's and SJE's operations. No material part of the business of these companies is dependent upon a single customer or a few customers.

Patents and Franchises

        SJG holds nonexclusive franchises granted by municipalities in the seven county area of southern New Jersey that it serves. No other natural gas public utility presently serves the territory covered by SJG's franchises. Otherwise, patents, trademarks, licenses, franchises and concessions are not material to the business of the Company or any of its subsidiaries.

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

Working Capital Practices

        As stated under Seasonal Aspects, SJG buys and stores natural gas during the summer months. These purchases are financed by short-term loans which are substantially paid down during the winter months when gas revenues are higher. Reference is also made to "Liquidity" on page 11 of the Company's Annual Report to Shareholders for the year ended December 31, 1997 which is attached to this report. See Item 14(c)(13).

Customers

        No material part of the Company's business or that of any of its subsidiaries is dependent upon a single customer or a few customers, the loss of which would have a material adverse effect on any such business. See pages 3 and 7.

                             SJI-7

Backlog

        Backlog is not material to an understanding of the Company's business or that of any of its subsidiaries.

Government Contracts

        No material portion of the business of the Company or any of its subsidiaries is subject to renegotiation of profits or termination of contracts or subcontracts at the election of any government.

Competition

        SJG's franchises are non-exclusive, however, currently no other utility is providing service within its territory. SJG competes with oil, propane and electricity suppliers for residential, commercial and industrial users. The market for natural gas sales is subject to competition as a result of deregulation.
Through its tariff, SJG has promoted competition while maintaining its margins. Substantially all of SJG's profits are from the transportation rather than the sale of the commodity.
SJG believes it has been a leader in addressing the changing marketplace. It maintains its focus on being a low-cost provider of natural gas and energy services.

        EnerTrade and SJE compete with a number of other marketers/brokers in the selling of wholesale natural gas and electricity, respectively. Competition includes SJG, other utilities and alliances which include other utility companies.

Research

        During the last three fiscal years, neither the Company nor any of its subsidiaries engaged in research activities to any material extent.

Environmental Matters

        Information on environmental matters for SJI and its subsidiaries is incorporated by reference to Note 2 on page 18 and Note 13 on page 23 of the Company's Annual Report to Shareholders for the year ended December 31, 1997 which is attached to this report. See Item 14(c)(13).

Employees

        The Company and its subsidiaries had a total of 675 employees as of December 31, 1997.

Financial Information About Foreign and Domestic Operations and
Export Sales

        The Company has no foreign operations and export sales have not been a significant part of the Company's business.


Item 2.   Properties

        The principal property of SJG consists of its gas transmission and distribution systems that include mains, service connections and meters. The transmission facilities carry the gas from the connections with Transco and Columbia to SJG's distribution systems for delivery to customers. As of December 31, 1997, there were approximately 343 miles of mains in the transmission systems and 4,652 miles of mains in the distribution systems.

        SJG owns office and service buildings, including its corporate headquarters, at eight locations in the territory, a liquefied natural gas storage and vaporization facility, and two propane-air vaporization plants.

                             SJI-8

        As of December 31, 1997, the SJG utility plant had a gross book value of $619,489,213 and a net book value, after accumulated depreciation, of $452,313,245. In 1997, $48,533,132 was spent on additions to utility plant and there were retirements of property having an aggregate gross book cost of $6,347,794. SJG construction and remediation expenditures for 1998 are currently expected to approximate $61.8 million.

        Virtually all of the SJG transmission pipeline, distribution mains and service connections are in streets or highways or on the property of others. The SJG transmission and distribution systems are maintained under franchises or permits or rights-of-way, many of which are perpetual. The SJG properties
(other than property specifically excluded) are subject to a lien of mortgage under which its first mortgage bonds are outstanding. Such properties are well maintained and in good operating condition.

        EMI owns commercial real estate in Millville, New Jersey and 235 acres of land in Vineland, New Jersey.

        SJE, an inactive subsidiary, owns real estate in Deptford
Township and Upper Township, New Jersey.

        R&T, an inactive subsidiary, owns land and buildings in Vineland, New Jersey and real estate in Pleasantville, New
Jersey.

        The Company owns approximately 139 acres of land in Folsom, New Jersey and approximately 9.29 acres of land in Linwood, New
Jersey.


Item 3.   Legal Proceedings

        The Company is subject to claims which arise in the ordinary course of its business and other legal proceedings. Included therewith, a group of Atlantic City casinos have filed a petition with the BPU alleging overcharges of over $10 million, including interest. Management of the Company believes that any pending or potential legal proceedings will not materially affect its operations, consolidated financial position or cash flow. Reference is made under Commitments and Contingencies in
Note 13 on page 23 of the Company's Annual Report to
Shareholders for the year ended December 31, 1997 which is attached to this report. See Item 14(c)(13).


Item 4.   Submission Of Matters To A Vote of Security Holders

        No matter was submitted to a vote of security holders during the fourth quarter of the 1997 fiscal year.


Item 4-A. Executive Officers (Other Than Directors) of the
          Registrant


             Name           Age      Positions with the Company

     Charles Biscieglia      53      Vice President
     David A. Kindlick       43      Vice President
     Joseph E. McCullough    55      Vice President
     George L. Baulig        56      Secretary and Treasurer


        There is no family relationship among the officers of the registrant.

        Charles Biscieglia was elected Assistant Vice President of SJG effective May 1, 1981, Vice President effective November 1,
1983, Senior Vice President effective May 1, 1987, Executive
Vice President, Chief Operating Officer effective May 1, 1991 and President effective March 20, 1998. Mr. Biscieglia was elected Vice President of the Company effective April 17, 1997.

                             SJI-9

        David A. Kindlick was elected Assistant Vice President, Revenue Requirements of SJG effective October 1, 1989, Vice President,
Revenue Requirements effective April 23, 1992 and Vice
President, Rates and Budgeting effective April 20, 1995.  Mr.
Kindlick was elected Vice President of the Company effective
June 20, 1997.

        Joseph E. McCullough was elected Vice President, Marketing and Public Affairs of SJG effective November 1, 1984, Senior Vice
President, Marketing, Corporate Affairs and Employee Relations effective May 1, 1987, Senior Vice President, Marketing effective April 22, 1993 and Senior Vice President effective
April 20, 1995. Mr. McCullough was elected President of SJE effective October 1, 1986. Mr. McCullough was elected Vice
President of the Company effective June 20, 1997.

        George L. Baulig was elected Secretary and Assistant Treasurer of the Company, SJG and EMI effective November 1, 1980. Mr.
Baulig also serves as Secretary of R&T and SJE, effective
October 1989 to date. Mr. Baulig was elected Treasurer of the Company, effective October 1, 1996.

        Executive officers of the Company are elected annually and serve at the pleasure of the Board of Directors.

                             SJI-10


PART II

Item 5.   Market for the Registrant's Common Stock and
          Related Stockholder Matters

        Information required by this item is incorporated by reference to Note 4 on page 19 and the bottom of page 24 of the Company's
Annual Report to Shareholders for the year ended December 31, 1997 which is attached to this report. See Item 14(c)(13).


Item 6.   Selected Financial Data

        Information required by this item is incorporated by reference to page 1 of the Company's Annual Report to Shareholders for the year ended December 31, 1997 which is attached to this report.
See Item 14(c)(13).


Item 7.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

        Information required by this item is incorporated by reference to pages 10, 11, 12 and 13 of the Company's Annual Report to
Shareholders for the year ended December 31, 1997 which is attached to this report. See Item 14(c)(13).


Item 8.   Financial Statements and Supplementary Data

        Information required by this item is incorporated by reference to pages 13 through 23 and the top of page 24 of the Company's
Annual Report to Shareholders for the year ended December 31, 1997 which is attached to this report. See Item 14(c)(13).


Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

          None.

                             SJI-11

PART III

Item 10.  Directors and Executive Officers of the Registrant

        Information required by this item relating to the directors of the Company is incorporated by reference to pages 2 through 6 of the Company's definitive Proxy Statement, dated March 13, 1998, filed with the Commission, File number 1-6364, in connection with the Company's 1998 Annual Meeting of Shareholders.
Information required by this item relating to the executive officers (other than Directors) of the Company is set forth in
Item 4-A of this report.


Item 11.  Executive Compensation

        Information required by this item is incorporated by reference to pages 8 through 10 of the Company's definitive Proxy
Statement, dated March 13, 1998, filed with the Commission, File number 1-6364, in connection with the Company's 1998 Annual
Meeting of Shareholders.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

        Information required by this item is incorporated by reference to pages 2 through 5 of the Company's definitive Proxy
Statement, dated March 13, 1998, filed with the Commission, File number 1-6364, in connection with the Company's 1998 Annual
Meeting of Shareholders.


Item 13.  Certain Relationships and Related Transactions

        Information required by this item is incorporated by reference to page 6 of the company's definitive Proxy Statement, dated
March 13, 1998, filed with the Commission, File number 1-6364, in connection with the Company's 1998 Annual Meeting of Shareholders.


                             SJI-12

PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on
          Form 8-K

(a) Listed below are all financial statements and schedules filed as part of this report:

        1 - The consolidated financial statements and notes to consolidated financial statements together with the report thereon of Deloitte & Touche LLP, dated February 18, 1998, are incorporated herein by reference to pages 13 through 23 of the Company's Annual Report to Shareholders for the year ended December 31, 1997 which is attached to this report. See Item 14(c)(13).

        2 - Supplementary Financial Information

        Information regarding selected quarterly financial data is incorporated herein by reference to page 24 of the Company's
Annual Report to Shareholders for the year ended December 31, 1997 which is attached to this report. See Item 14(c)(13).

        Supplemental Schedules as of December 31, 1997, 1996 and 1995 and for the three years ended December 31, 1997, 1996, and 1995:

        The Independent Auditors' Report of Deloitte & Touche LLP, Auditors of the Company (page 21)

        Schedule II   - Valuation and Qualifying Accounts (page 22)

        (All Schedules, other than that listed above, are omitted because the information called for is included in the financial statements filed or because they are not applicable or are not required. Separate financial statements are not presented because all consolidated subsidiaries are wholly-owned.)

        3 - See Item 14(c)(13)

(b)     Reports on Form 8-K - None.

(c) List of Exhibits (Exhibit Number is in Accordance with the Exhibit Table in Item 601 of Regulation S-K)

 Exhibit
 Number
 -------

(3)(a)(i) Certificate of Incorporation of the Company, as amended through April 19, 1984. Incorporated by reference from Exhibit (4)(a) of Form S-2 (2-91515).

(3)(a)(ii) Amendment to Certificate of Incorporation relating to two-for-one stock split effective as of April 28, 1987. Incorporated by reference from Exhibit (4)(e)(1) of Form S-3 (33-1320).

(3)(a)(iii) Amendment to Certificate of Incorporation relating to director and officer liability. Incorporated by reference from Exhibit (4)(e)(2) of Form S-3 (33-1320).

(3)(b) Bylaws of the Company as amended and restated through December 30, 1997 (filed herewith).

(4)(a)        Form of Stock Certificate for common stock.
Incorporated by reference from Exhibit (4)(a) of Form 10-K for 1985
(1-6364).

                             SJI-13

 Exhibit
 Number
 -------

(4)(a)(i) Rights Agreement dated as of September 20, 1996 between South Jersey Industries, Inc. and The Farmers & Merchants
National Bank of Bridgeton.  Incorporated by reference from Exhibit
99.1 of Form 8-A filed April 9, 1996 (1-6364).

(4)(b)(i)     First Mortgage Indenture dated October 1, 1947.
Incorporated by reference from Exhibit (4)(b)(i) of Form 10-K for 1987
(1-6364).

(4)(b)(x) Twelfth Supplemental Indenture dated as of June 1, 1980. Incorporated by reference from Exhibit 5(b) of Form S-7 (2-68038).

(4)(b)(xiv) Sixteenth Supplemental Indenture dated as of April 1, 1988, 10 1/4% Series due 2008. Incorporated by reference from Exhibit
(4)(b)(xv) of Form 10-Q for the quarter ended March 31, 1988 (1-6364).

(4)(b)(xv)    Seventeenth Supplemental Indenture dated as of May 1,
1989.   Incorporated by reference from Exhibit (4)(b)(xv) of Form 10-K for 1989 (1-6364).

(4)(b)(xvi) Eighteenth Supplemental Indenture dated as of March 1, 1990. Incorporated by reference from Exhibit (4)(e) of Form S-3
(33-36581).

(4)(b)(xvii) Nineteenth Supplemental Indenture dated as of April 1, 1992. Incorporated by reference from Exhibit (4)(b)(xvii) of Form 10-K for 1992 (1-6364).

(4)(b)(xviii) Twentieth Supplemental Indenture dated as of June 1, 1993. Incorporated by reference from Exhibit (4)(b)(xviii) of Form 10-K for 1993(1-6364).

(4)(b)(xviv) Twenty-First Supplemental Indenture dated as of March 1, 1997 (filed herewith).

(4)(c) Indenture dated as of January 31, 1995; 8.60% Debenture Notes due February 1, 2010. Incorporated by reference from Exhibit
(4)(c) of Form 10-K for 1994 (1-6364).

(4)(d)        Certificate of Trust for SJG Capital Trust.
Incorporated by reference from Exhibit 3(a) of Form S-3 - SJG Capital Trust and South Jersey Gas Company as filed March 27, 1997, as amended April 18, 1997 and April 23, 1997 (333-24065).

(4)(d)(i) Trust Agreement of SJG Capital Trust. Incorporated by reference from Exhibit 3(b) of Form S-3 - SJG Capital Trust and South Jersey Gas Company as filed March 27, 1997, as amended April 18, 1997 and April 23, 1997 (333-24065).

(4)(d)(ii) Form of Amended and Restated Trust Agreement for SJG Capital Trust. Incorporated by reference from Exhibit 3(c) of Form S-3 - SJG Capital Trust and South Jersey Gas Company as filed March 27, 1997, as amended April 18, 1997 and April 23, 1997 (333-24065).

                             SJI-14

 Exhibit
 Number
 -------

(4)(d)(iii)   Form of Preferred Security for SJG Capital Trust.
Incorporated by reference from Exhibit 4(a) of Form S-3 - SJG Capital Trust and South Jersey Gas Company as filed March 27, 1997, as amended April 18, 1997 and April 23, 1997 (333-24065).

(4)(d)(iv)    Form of Deferrable Interest Subordinated Debenture.
Incorporated by reference from Exhibit 4(b) of Form S-3 - SJG Capital Trust and South Jersey Gas Company as filed March 27, 1997, as amended April 18, 1997 and April 23, 1997 (333-24065).

(4)(d)(v)     Form of Deferrable Interest Subordinated Debenture.
Incorporated by reference from Exhibit 4(c) of Form S-3 - SJG Capital Trust and South Jersey Gas Company as filed March 27, 1997, as amended April 18, 1997 and April 23, 1997 (333-24065).

(4)(d)(vi) Form of Guaranty Agreement between South Jersey Gas Company and SJG Capital Trust. Incorporated by reference from Exhibit 4(d) of Form S-3 - SJG Capital Trust and South Jersey Gas Company as filed March 27, 1997, as amended April 18, 1997 and April 23, 1997 (333-24065).

(9)           None

(10)(d) Gas storage agreement (GSS) between South Jersey Gas Company and Transco dated October 1, 1993. Incorporated by reference from Exhibit (10)(d) of Form 10-K for 1993 (1-6364).

(10)(e) Gas storage agreement (S-2) between South Jersey Gas Company and Transco dated December 16, 1953. Incorporated by reference from Exhibit (5)(h) of Form S-7 (2-56223).

(10)(f) Gas storage agreement (LG-A) between South Jersey Gas Company and Transco dated June 3, 1974. Incorporated by reference from Exhibit (5)(f) of Form S-7 (2-56223).

(10)(h) Gas storage agreement (WSS) between South Jersey Gas Company and Transco dated August 1, 1991. Incorporated by reference from Exhibit (10)(h) of Form 10-K for 1991 (1-6364).

(10)(i) Gas storage agreement (LSS) between South Jersey Gas Company and Transco dated October 1, 1993. Incorporated by reference from Exhibit (10)(i) of Form 10-K for 1993 (1-6364).

(10)(i)(a) Gas storage agreement (SS-1) between South Jersey Gas Company and Transco dated May 10, 1987 (effective April 1, 1988).
Incorporated by reference from Exhibit (10)(i)(a) of Form 10-K for 1988 (1-6364).

(10)(i)(b) Gas storage agreement (ESS) between South Jersey Gas Company and Transco dated November 1, 1993. Incorporated by reference from Exhibit (10)(i)(b) of Form 10-K for 1993 (1-6364).

                             SJI-15

 Exhibit
 Number
 -------

(10)(i)(c)    Gas transportation service agreement between South
Jersey Gas Company and Transco dated April 1, 1986. Incorporated by reference from Exhibit (10)(i)(c) of Form 10-K for 1989 (1-6364).

(10)(i)(e) Service agreement (FS) between South Jersey Gas Company and Transco dated August 1, 1991. Incorporated by reference from Exhibit (10)(i)(e) of Form 10-K for 1991 (1-6364).

(10)(i)(f) Service agreement (FT) between South Jersey Gas Company and Transco dated February 1, 1992. Incorporated by reference from Exhibit (10)(i)(f) of Form 10-K for 1991 (1-6364).

(10)(i)(g) Service agreement (Incremental FT) between South Jersey Gas Company and Transco dated August 1, 1991. Incorporated by reference from Exhibit (10)(i)(g) of Form 10-K for 1991 (1-6364).

(10)(i)(i) Gas storage agreement (SS-2) between South Jersey Gas Company and Transco dated July 25, 1990. Incorporated by reference from Exhibit (10)(i)(i) of Form 10-K for 1991 (1-6364).

(10)(i)(j)    Gas transportation service agreement between South
Jersey Gas Company and Transco dated December 20, 1991. Incorporated by reference from Exhibit (10)(i)(j) of Form 10-K for 1993 (1-6364).

(10)(i)(k) Amendment to gas transportation agreement dated December 20, 1991 between South Jersey Gas Company and Transco dated October 5, 1993. Incorporated by reference from Exhibit (10)(i)(k) of Form 10-K for 1993 (1-6364).

(10)(j)(a) Gas transportation service agreement (FTS) between South Jersey Gas Company and Equitable Gas Company dated November 1, 1986. Incorporated by reference from Exhibit (10)(j)(a) of Form 10-K for 1989 (1-6364).

(10)(k)(h) Gas transportation service agreement (TF) between South Jersey Gas Company and CNG Transmission Corporation dated October 1, 1993. Incorporated by reference from Exhibit (10)(k)(h) of Form 10-K for 1993 (1-6364).

(10)(k)(i) Gas purchase agreement between South Jersey Gas Company and ARCO Gas Marketing, Inc. dated March 5, 1990. Incorporated by reference from Exhibit (10)(k)(i) of Form 10-K for 1989 (1-6364).

(10)(k)(k) Gas transportation service agreement (FTS-1) between South Jersey Gas Company and Columbia Gulf Transmission Company dated November 1, 1993. Incorporated by reference from Exhibit (10)(k)(k) of Form 10-K for 1993 (1-6364).

(10)(k)(l) Assignment agreement capacity and service rights (FTS-2) between South Jersey Gas Company and Columbia Gulf Transmission
Company dated November 1, 1993.  Incorporated by reference from
Exhibit (10)(k)(i) of Form 10-K for 1993 (1-6364).

                             SJI-16

 Exhibit
 Number
 -------

(10)(k)(m) FTS Service Agreement No. 39556 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993. Incorporated by reference from Exhibit (10)(k)(m) of Form 10-K for 1993 (1-6364).

(10)(k)(n) FTS Service Agreement No. 38099 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993. Incorporated by reference from Exhibit (10)(k)(n) of Form 10-K for 1993 (1-6364).

(10)(k)(o) NTS Service Agreement No. 39305 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993. Incorporated by reference from Exhibit (10)(k)(o) of Form 10-K for 1993 (1-6364).

(10)(k)(p) FSS Service Agreement No. 38130 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993. Incorporated by reference from Exhibit (10)(k)(p) of Form 10-K for 1993 (1-6364).

(10)(k)(q) SST Service Agreement No. 38086 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993. Incorporated by reference from Exhibit (10)(k)(q) of Form 10-K for 1993 (1-6364).

(10)(k)(r) NS (Negotiated Sales) Service Agreement dated December 1, 1994 between South Jersey Gas Company and Transco Gas Marketing Company as agent for Transcontinental Gas Pipeline. Incorporated by reference from Exhibit (10)(k)(r) of Form 10-K for 1994 (1-6364).

(10)(l) Deferred Payment Plan for Directors of South Jersey Industries, Inc., South Jersey Gas Company, Energy & Minerals, Inc., R&T Group, Inc. and South Jersey Energy Company as amended and restated October 21, 1994. Incorporated by reference from Exhibit
(10)(l) of Form 10-K for 1994 (1-6364).

(10)(l)(a)    Form of Deferred Compensation Agreement between the
Company and/or a subsidiary and seven of its officers. Incorporated by reference from Exhibit (10)(j)(a) of Form 10-K for 1980 (1-6364).

(10)(l)(b) Schedule of Deferred Compensation Agreements (filed herewith).

(10)(l)(d) Form of Officer Employment Agreement between certain officers and either the Company or its subsidiaries. Incorporated by reference from Exhibit (10)(l)(d) of Form 10-K for 1994 (1-6364).

(10)(l)(e) Schedule of Officer Employment Agreements (filed herewith).

(10)(l)(f)    Officer Severance Benefit Program for all officers.
Incorporated by reference from Exhibit (10)(l)(g) of Form 10-K for 1985 (1-6364).

                             SJI-17

 Exhibit
 Number
 -------

(10)(l)(g) Discretionary Incentive Bonus Program for all officers and management employees. Incorporated by reference from Exhibit
(10)(l)(h) of Form 10-K for 1985 (1-6364).

(10)(l)(h) The 1987 Stock Option and Stock Appreciation Rights Plan including Form of Agreement. Incorporated by reference from Exhibit
(10)(l)(i) of Form 10-K for 1987 (1-6364).

(10)(l)(i) Supplemental Executive Retirement Program, as amended and restated effective July 1, 1997, and Form of Agreement between certain Company or subsidiary Company officers (filed herewith).

(10)(l)(j)    1997 Stock Option and Stock Appreciation Rights Plan
(filed herewith).

(11)          Not applicable.

(12)          Calculation of Ratio of Earnings to Fixed Charges
(Before Federal Income Taxes) (filed herewith).

(13) The Annual Report to Shareholders of the Company for the year ended December 31, 1997 is filed as an exhibit hereto solely to the extent portions are specifically incorporated by reference herein (filed herewith).

(16)          Not applicable.

(18)          Not applicable.

(21)          Subsidiaries of the Registrant (filed herewith).

(22)          None.

(23)          Independent Auditors' Consent (filed herewith).

(24)          Power of Attorney (filed herewith).

(27) Financial Data Schedule (submitted only in electronic format to the Securities and Exchange Commission).

(99)          None.

                             SJI-18

                           SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    SOUTH JERSEY INDUSTRIES, INC.


                                    BY:     /s/ David A. Kindlick
                                            David A. Kindlick, Vice President

                                            Date   March 27, 1998



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                             Title                    Date



/s/ Richard L. Dunham          Chairman of the Board and         March 27, 1998
(Richard L. Dunham)            Acting Chief Executive Officer



/s/ David A. Kindlick          Vice President                    March 27, 1998
(David A. Kindlick)            (Principal Financial Officer)



/s/ William J. Smethurst, Jr.  Assistant Secretary and           March 27, 1998
(William J. Smethurst, Jr.)    Assistant Treasurer
                               (Principal Accounting Officer)



/s/ George L. Baulig           Secretary and Treasurer           March 27, 1998
(George L. Baulig)



/s/ Anthony G. Dickson         Director                          March 27, 1998
(Anthony G. Dickson)



/s/ W. Cary Edwards            Director                          March 27, 1998
(W. Cary Edwards)



/s/ Thomas L. Glenn, Jr.       Director                          March 27, 1998
(Thomas L. Glenn, Jr.)

                             SJI-19



       Signature                             Title                    Date



/s/ Herman D. James            Director                          March 27, 1998
(Herman D. James)



/s/ Clarence D. McCormick      Director                          March 27, 1998
(Clarence D. McCormick)



                               Director                          March 27, 1998
(Peter M. Mitchell)



/s/ Frederick R. Raring        Director                          March 27, 1998
(Federick R. Raring)



/s/ Shirli M. Vioni            Director                          March 27, 1998
(Shirli M. Vioni)





                             SJI-20


                   INDEPENDENT AUDITORS' REPORT



South Jersey Industries, Inc.:

        We have audited the consolidated financial statements of South Jersey Industries, Inc. and its subsidiaries as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997 and have issued our report thereon dated
February 18, 1998. Such financial statements and report are included in your 1997 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of South Jersey Industries, Inc.
and its subsidiaries, listed in Item 14(a). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
February 18, 1998



                             SJI-21


SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

            Col. A               Col. B               Col. C                Col. D            Col. E
---------------------------------------------------------------------------------------------------------
                                                     Additions
                                           -----------------------------
                                                (1)           (2)
                               Balance at   Charged to     Charged to                        Balance at
                                Beginning    Costs and  Other Accounts -  Deductions -           End
        Classification          of Period    Expenses     Describe (a)    Describe (b)        of Period
---------------------------------------------------------------------------------------------------------
Provision for Uncollectible
Accounts for the Year Ended
December 31, 1997               $1,425,062   $1,351,360        $623,647      $1,870,558       $1,529,511


Provision for Uncollectible
Accounts for the Year Ended
December 31, 1996                 $982,031   $2,143,518        $376,919      $2,077,406 (c)   $1,425,062


Provision for Uncollectible
Accounts for the Year Ended
December 31, 1995                 $991,128   $1,264,897        $502,173      $1,776,167         $982,031



(a)  Recoveries of accounts previously written off and minor adjustments.

(b)  Uncollectible accounts written off.

(c)  Includes $379,297 reduction in provision resulting from the sale of The Morie Company, Inc. in 1996.

                             SJI-22

South Jersey Industries, Inc.
One South Jersey Plaza, Route 54
Folsom, NJ 08037
Form 10-K FYE 12/31/97
EXHIBIT INDEX


  Exhibit
  Number
-----------

(3)(a)(i) Certificate of Incorporation of the Company, as amended through April 19, 1984. Incorporated by reference from Exhibit (4)(a) of Form S-2 (2-91515).

(3)(a)(ii) Amendment to Certificate of Incorporation relating to two-for-one stock split effective as of April 28, 1987. Incorporated by reference from Exhibit (4)(e)(1) of Form S-3 (33-1320).

(3)(a)(iii) Amendment to Certificate of Incorporation relating to director and officer liability. Incorporated by reference from Exhibit
(4)(e)(2) of Form S-3 (33-1320).

(3)(b) Bylaws of the Company as amended and restated through December 30, 1997 (filed herewith).

(4)(a) Form of Stock Certificate for common stock. Incorporated by reference from Exhibit (4)(a) of Form 10-K for 1985 (1-6364).

(4)(a)(i) Rights Agreement dated as of September 20, 1996 between South Jersey Industries, Inc. and The Farmers & Merchants National Bank of Bridgeton. Incorporated by reference from Exhibit 99.1 of Form 8-A filed April 9, 1996 (1-6364).

(4)(b)(i)     First Mortgage Indenture dated October 1, 1947.
Incorporated by reference from Exhibit (4)(b)(i) of Form 10-K for 1987
(1-6364).

(4)(b)(x) Twelfth Supplemental Indenture dated as of June 1, 1980. Incorporated by reference from Exhibit 5(b) of Form S-7 (2-68038).

(4)(b)(xiv) Sixteenth Supplemental Indenture dated as of April 1, 1988, 10 1/4% Series due 2008. Incorporated by reference from Exhibit
(4)(b)(xv) of Form 10-Q for the quarter ended March 31, 1988 (1-6364).

(4)(b)(xv)    Seventeenth Supplemental Indenture dated as of May 1,
1989.   Incorporated by reference from Exhibit (4)(b)(xv) of Form 10-K for 1989 (1-6364).

(4)(b)(xvi) Eighteenth Supplemental Indenture dated as of March 1, 1990. Incorporated by reference from Exhibit (4)(e) of Form S-3
(33-36581).

(4)(b)(xvii) Nineteenth Supplemental Indenture dated as of April 1, 1992. Incorporated by reference from Exhibit (4)(b)(xvii) of Form 10-K for 1992 (1-6364).

(4)(b)(xviii) Twentieth Supplemental Indenture dated as of June 1, 1993. Incorporated by reference from Exhibit (4)(b)(xviii) of Form 10-K for 1993(1-6364).

(4)(b)(xviv) Twenty-First Supplemental Indenture dated as of March 1, 1997 (filed herewith).

(4)(c) Indenture dated as of January 31, 1995; 8.60% Debenture Notes due February 1, 2010. Incorporated by reference from Exhibit
(4)(c) of Form 10-K for 1994 (1-6364).

                             SJI-23

South Jersey Industries, Inc.
One South Jersey Plaza, Route 54
Folsom, NJ 08037
Form 10-K FYE 12/31/97
EXHIBIT INDEX


  Exhibit
  Number
-----------

(4)(d) Certificate of Trust for SJG Capital Trust. Incorporated by reference from Exhibit (3)(a) of Form S-3 - SJG Capital Trust and South Jersey Gas Company as filed March 27, 1997, as amended April 18, 1997 and April 23, 1997 (333-24065).

(4)(d)(i) Trust Agreement of SJG Capital Trust. Incorporated by reference from Exhibit (3)(b) of Form S-3 - SJG Capital Trust and South Jersey Gas Company as filed March 27, 1997, as amended April 18, 1997 and April 23, 1997 (333-24065).

(4)(d)(ii) Form of Amended and Restated Trust Agreement for SJG Capital Trust. Incorporated by reference from Exhibit (3)(c) of Form S-3 - SJG Capital Trust and South Jersey Gas Company as filed March 27, 1997, as amended April 18, 1997 and April 23, 1997 (333-24065).

(4)(d)(iii)   Form of Preferred Security for SJG Capital Trust.
Incorporated by reference from Exhibit (4)(a) of Form S-3 - SJG Capital Trust and South Jersey Gas Company as filed March 27, 1997, as amended April 18, 1997 and April 23, 1997 (333-24065).

(4)(d)(iv)    Form of Deferrable Interest Subordinated Debenture.
Incorporated by reference from Exhibit (4)(b) of Form S-3 - SJG Capital Trust and South Jersey Gas Company as filed March 27, 1997, as amended April 18, 1997 and April 23, 1997 (333-24065).

(4)(d)(v)     Form of Deferrable Interest Subordinated Debenture.
Incorporated by reference from Exhibit (4)(c) of Form S-3 - SJG Capital Trust and South Jersey Gas Company as filed March 27, 1997, as amended April 18, 1997 and April 23, 1997 (333-24065).

(4)(d)(vi) Form of Guaranty Agreement between South Jersey Gas Company and SJG Capital Trust. Incorporated by reference from Exhibit
(4)(d) of Form S-3 - SJG Capital Trust and South Jersey Gas Company as filed March 27, 1997, as amended April 18, 1997 and April 23, 1997 (333-24065).

(9)           None

(10)(d) Gas storage agreement (GSS) between South Jersey Gas Company and Transco dated October 1, 1993. Incorporated by reference from Exhibit (10)(d) of Form 10-K for 1993 (1-6364).

                             SJI-24

South Jersey Industries, Inc.
One South Jersey Plaza, Route 54
Folsom, NJ 08037
Form 10-K FYE 12/31/97
EXHIBIT INDEX


  Exhibit
  Number
-----------

(10)(e) Gas storage agreement (S-2) between South Jersey Gas Company and Transco dated December 16, 1953. Incorporated by reference from Exhibit (5)(h) of Form S-7 (2-56223).

(10)(f) Gas storage agreement (LG-A) between South Jersey Gas Company and Transco dated June 3, 1974. Incorporated by reference from Exhibit (5)(f) of Form S-7 (2-56223).

(10)(h) Gas storage agreement (WSS) between South Jersey Gas Company and Transco dated August 1, 1991. Incorporated by reference from Exhibit (10)(h) of Form 10-K for 1991 (1-6364).

(10)(i) Gas storage agreement (LSS) between South Jersey Gas Company and Transco dated October 1, 1993. Incorporated by reference from Exhibit (10)(i) of Form 10-K for 1993 (1-6364).

(10)(i)(a) Gas storage agreement (SS-1) between South Jersey Gas Company and Transco dated May 10, 1987 (effective April 1, 1988).
Incorporated by reference from Exhibit (10)(i)(a) of Form 10-K for 1988
(1-6364).

(10)(i)(b) Gas storage agreement (ESS) between South Jersey Gas Company and Transco dated November 1, 1993. Incorporated by reference from Exhibit (10)(i)(b) of Form 10-K for 1993 (1-6364).

(10)(i)(c) Gas transportation service agreement between South Jersey Gas Company and Transco dated April 1, 1986. Incorporated by reference from Exhibit (10)(i)(c) of Form 10-K for 1989 (1-6364).

(10)(i)(e) Service agreement (FS) between South Jersey Gas Company and Transco dated August 1, 1991. Incorporated by reference from Exhibit (10)(i)(e) of Form 10-K for 1991 (1-6364).

(10)(i)(f) Service agreement (FT) between South Jersey Gas Company and Transco dated February 1, 1992. Incorporated by reference from Exhibit (10)(i)(f) of Form 10-K for 1991 (1-6364).

(10)(i)(g) Service agreement (Incremental FT) between South Jersey Gas Company and Transco dated August 1, 1991. Incorporated by reference from Exhibit (10)(i)(g) of Form 10-K for 1991 (1-6364).

(10)(i)(i) Gas storage agreement (SS-2) between South Jersey Gas Company and Transco dated July 25, 1990. Incorporated by reference from Exhibit (10)(i)(i) of Form 10-K for 1991 (1-6364).

(10)(i)(j) Gas transportation service agreement between South Jersey Gas Company and Transco dated December 20, 1991. Incorporated by reference from Exhibit (10)(i)(j) of Form 10-K for 1993 (1-6364).

                             SJI-25

South Jersey Industries, Inc.
One South Jersey Plaza, Route 54
Folsom, NJ 08037
Form 10-K FYE 12/31/97
EXHIBIT INDEX


  Exhibit
  Number
-----------

(10)(i)(k) Amendment to gas transportation agreement dated December 20, 1991 between South Jersey Gas Company and Transco dated October 5, 1993. Incorporated by reference from Exhibit (10)(i)(k) of Form 10-K for 1993 (1-6364).

(10)(j)(a) Gas transportation service agreement (FTS) between South Jersey Gas Company and Equitable Gas Company dated November 1, 1986. Incorporated by reference from Exhibit (10)(j)(a) of Form 10-K for 1989 (1-6364).

(10)(k)(h) Gas transportation service agreement (TF) between South Jersey Gas Company and CNG Transmission Corporation dated October 1, 1993. Incorporated by reference from Exhibit (10)(k)(h) of Form 10-K for 1993 (1-6364).

(10)(k)(i) Gas purchase agreement between South Jersey Gas Company and ARCO Gas Marketing, Inc. dated March 5, 1990. Incorporated by reference from Exhibit (10)(k)(i) of Form 10-K for 1989 (1-6364).

(10)(k)(k) Gas transportation service agreement (FTS-1) between South Jersey Gas Company and Columbia Gulf Transmission Company dated November 1, 1993. Incorporated by reference from Exhibit (10)(k)(k) of Form 10-K for 1993 (1-6364).

(10)(k)(l) Assignment agreement capacity and service rights (FTS-2) between South Jersey Gas Company and Columbia Gulf Transmission Company dated November 1, 1993. Incorporated by reference from Exhibit
(10)(k)(i) of Form 10-K for 1993 (1-6364).

(10)(k)(m) FTS Service Agreement No. 39556 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993. Incorporated by reference from Exhibit (10)(k)(m) of Form 10-K for 1993 (1-6364).

(10)(k)(n) FTS Service Agreement No. 38099 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993. Incorporated by reference from Exhibit (10)(k)(n) of Form 10-K for 1993 (1-6364).

(10)(k)(o) NTS Service Agreement No. 39305 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993. Incorporated by reference from Exhibit (10)(k)(o) of Form 10-K for 1993 (1-6364).

(10)(k)(p) FSS Service Agreement No. 38130 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993. Incorporated by reference from Exhibit (10)(k)(p) of Form 10-K for 1993 (1-6364).

                             SJI-26

South Jersey Industries, Inc.
One South Jersey Plaza, Route 54
Folsom, NJ 08037
Form 10-K FYE 12/31/97
EXHIBIT INDEX


  Exhibit
  Number
-----------

(10)(k)(q) SST Service Agreement No. 38086 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993. Incorporated by reference from Exhibit (10)(k)(q) of Form 10-K for 1993 (1-6364).

(10)(k)(r) NS (Negotiated Sales) Service Agreement dated December 1, 1994 between South Jersey Gas Company and Transco Gas Marketing Company as agent for Transcontinental Gas Pipeline. Incorporated by reference from Exhibit (10)(k)(r) of Form 10-K for 1994 (1-6364).

(10)(l) Deferred Payment Plan for Directors of South Jersey Industries, Inc., South Jersey Gas Company, Energy & Minerals, Inc., R&T Group, Inc. and South Jersey Energy Company as amended and restated October 21, 1994. Incorporated by reference from Exhibit (10)(l) of Form 10-K for 1994 (1-6364).

(10)(l)(a)    Form of Deferred Compensation Agreement between the
Company and/or a subsidiary and seven of its officers. Incorporated by reference from Exhibit (10)(j)(a) of Form 10-K for 1980 (1-6364).

(10)(l)(b) Schedule of Deferred Compensation Agreements (filed herewith).

(10)(l)(d) Form of Officer Employment Agreement between certain officers and either the Company or its subsidiaries. Incorporated by reference from Exhibit (10)(l)(d) of Form 10-K for 1994 (1-6364).

(10)(l)(e) Schedule of Officer Employment Agreements (filed herewith).

(10)(l)(f)    Officer Severance Benefit Program for all officers.
Incorporated by reference from Exhibit (10)(l)(g) of Form 10-K for 1985
(1-6364).

(10)(l)(g) Discretionary Incentive Bonus Program for all officers and management employees. Incorporated by reference from Exhibit
(10)(l)(h) of Form 10-K for 1985 (1-6364).

(10)(l)(h) The 1987 Stock Option and Stock Appreciation Rights Plan including Form of Agreement. Incorporated by reference from Exhibit
(10)(l)(i) of Form 10-K for 1987 (1-6364).

(10)(l)(i) Supplemental Executive Retirement Program, as amended and restated effective July 1, 1997, and Form of Agreement between certain Company or subsidiary Company officers (filed herewith).

(10)(l)(j)    1997 Stock Option and Stock Appreciation Rights Plan
(filed herewith).

                             SJI-27

South Jersey Industries, Inc.
One South Jersey Plaza, Route 54
Folsom, NJ 08037
Form 10-K FYE 12/31/97
EXHIBIT INDEX


  Exhibit
  Number
-----------

(11)          Not applicable.

(12) Calculation of Ratio of Earnings to Fixed Charges (Before Federal Income Taxes) (filed herewith).

(13) The Annual Report to Shareholders of the Company for the year ended December 31, 1997 is filed as an exhibit hereto solely to the extent portions are specifically incorporated by reference herein (filed herewith).

(16)          Not applicable.

(18)          Not applicable.

(21)          Subsidiaries of the Registrant (filed herewith).

(22)          None.

(23)          Independent Auditors' Consent (filed herewith).

(24)          Power of Attorney (filed herewith).

(27) Financial Data Schedule (submitted only in electronic format to the Securities and Exchange Commission).

(99)          None.



                             SJI-28