Form 10-Q
period 1998-03-31
SOUTH JERSEY INDUSTRIES INC
filed 1998-05-13
CIK 91928

Page 1 of 30


                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                                 FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


 For the Quarter Ended March 31, 1998         Commission File Number 1-6364

                       SOUTH JERSEY INDUSTRIES, INC.
           (Exact name of registrant as specified in its charter)

              New Jersey                            22-1901645
    (State of incorporation)          (IRS employer identification no.)

         Number One South Jersey Plaza, Route 54, Folsom, NJ 08037 (Address of principal executive offices, including zip code)

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

                           Yes  [X]      No  [  ]

      As of May 7, 1998, there were 10,774,750 shares of the registrant's common stock outstanding.


                          Exhibit Index on page 30


                               - Cover Page -



                      PART I  -  FINANCIAL INFORMATION


         Item 1.  Financial Statements  --  See Pages 3 through 15







                                   SJI-2



                 SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

            CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
                      (In Thousands Except for Share Data)

                                                                 Three Months Ended
                                                                     March 31,
                                                           -----------------------------
                                                               1998             1997
                                                           ------------     ------------
Operating Revenues:
  Utility                                                     $108,464         $126,582
  Nonutility                                                    14,319            4,821
                                                           ------------     ------------
      Total Operating Revenues                                 122,783          131,403
                                                           ------------     ------------
Operating Expenses:
  Gas Purchased for Resale                                      61,163           69,870
  Operations - Utility                                           9,948            9,810
               Nonutility                                       14,925            4,887
  Maintenance                                                    1,595            1,471
  Depreciation                                                   4,172            3,888
  Federal Income Taxes                                           7,018            8,374
  State, Local & Other Taxes                                     6,347           13,179
                                                           ------------     ------------
      Total Operating Expenses                                 105,168          111,479
                                                           ------------     ------------
Operating Income                                                17,615           19,924

Interest Charges:
  Long-Term Debt                                                 3,852            3,374
  Short-Term Debt                                                  541            1,374
  Other                                                             93               85
                                                           ------------     ------------
      Total Interest Charges                                     4,486            4,833

Preferred Dividend Requirements of Subsidiary                      773               43
                                                           ------------     ------------
Income from Continuing Operations                               12,356           15,048

Discontinued Operations:
  Loss from Discontinued Operations - Net                         (228)             (24)
  Loss on the Disposal of Discontinued Operations - Net              0             (123)
                                                           ------------     ------------
Net Income Applicable to Common Stock                          $12,128          $14,901
                                                           ============     ============
Average Shares of Common Stock Outstanding                  10,773,759       10,759,713
                                                           ============     ============
Earnings(Loss) Per Common Share:
  Continuing Operations                                          $1.15            $1.39
  Discontinued Operations - Net                                  (0.02)           (0.01)
                                                           ------------     ------------
      Earnings Per Common Share                                  $1.13            $1.38
                                                           ============     ============
Dividends Declared Per Common Share                              $0.36            $0.36
                                                           ============     ============

See notes to condensed consolidated financial statements.

                                   SJI-3


               SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEET
                               (In Thousands)

                                                                     (Unaudited)
                                                                      March 31,            December 31,
                                                              -------------------------   -------------
                                                                  1998         1997           1997
                                                              ------------ ------------   -------------
ASSETS

Property, Plant and Equipment:
  Utility Plant, at original cost                                $630,337     $589,255        $621,415
    Accumulated Depreciation                                     (170,483)    (160,755)       (167,176)
  Nonutility Property and Equipment, at cost                        3,337        3,326           3,332
    Accumulated Depreciation                                       (1,037)      (1,048)         (1,033)
                                                              ------------ ------------   -------------
      Property, Plant and Equipment - Net                         462,154      430,778         456,538
                                                              ------------ ------------   -------------
Investment in Affiliate                                               812        1,267             849
                                                              ------------ ------------   -------------
Current Assets:
  Cash and Cash Equivalents                                        15,004       13,852          13,089
  Notes Receivable - Affiliate                                        800        1,500           4,561
  Accounts Receivable                                              51,431       55,638          35,947
  Unbilled Revenues                                                10,445       13,052          17,263
  Provision for Uncollectibles                                     (1,253)      (1,555)         (1,530)
  Natural Gas in Storage, average cost                             10,451        6,403          23,877
  Materials and Supplies, average cost                              4,410        4,069           4,509
  Assets of Discontinued Businesses Held
   for Disposal                                                       616        2,999             622
  Prepaid Gross Receipts & Franchise Taxes                              0            0             566
  Prepayments and Other Current Assets                              1,692        1,376           1,862
                                                              ------------ ------------   -------------
      Total Current Assets                                         93,596       97,334         100,766
                                                              ------------ ------------   -------------
Accounts Receivable - Merchandise                                   2,153        1,804           1,998
                                                              ------------ ------------   -------------
Regulatory and Other Non-Current Assets:
  Environmental Remediation Costs:
    Expended - Net                                                 20,939       15,864          21,041
    Liability for Future Expenditures                              52,400       41,700          52,400
  Gross Receipts & Franchise Taxes                                  3,917        4,361           4,028
  Income Taxes - Flowthrough Depreciation                          13,754       14,732          13,999
  Deferred Fuel Costs - Net                                             0            0           3,674
  Deferred Postretirement Benefit Costs                             5,988        5,354           6,150
  Other                                                             8,270        8,056           9,158
                                                              ------------ ------------   -------------
      Total Regulatory and Other Non-Current Assets               105,268       90,067         110,450
                                                              ------------ ------------   -------------
            Total Assets                                         $663,983     $621,250        $670,601
                                                              ============ ============   =============

See notes to condensed consolidated financial statements.

                                   SJI-4


           SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEET
                           (In Thousands)

                                                                     (Unaudited)
                                                                      March 31,           December 31,
                                                              -------------------------   -------------
                                                                  1998         1997           1997
                                                              ------------ ------------   -------------
CAPITALIZATION AND LIABILITIES

Common Equity:
  Common Stock                                                    $13,468      $13,453         $13,464
  Premium on Common Stock                                         111,111      110,687         110,997
  Retained Earnings                                                57,288       59,770          49,038
                                                              ------------ ------------   -------------
      Total Common Equity                                         181,867      183,910         173,499
                                                              ------------ ------------   -------------
Preferred Stock and Securities of Subsidiary:
  Redeemable Cumulative Preferred Stock:
   South Jersey Gas Company, Par Value $100 per share
    Authorized - 47,304, 48,204 and 47,304 shares
    Outstanding Shares:
        Series A, 4.70%--3,000, 3,900 and 3,000 shares                300          390             300
        Series B, 8.00%--19,242 shares                              1,924        1,924           1,924
  Company-Guaranteed Mandatorily Redeemable
   Preferred Securities of Subsidiary Trust:
   Par Value $25 per share, 1,400,000 shares
   Authorized and Outstanding                                      35,000            0          35,000
                                                              ------------ ------------   -------------
      Total Preferred Stock and Securities of Subsidiary           37,224        2,314          37,224
                                                              ------------ ------------   -------------
Long-Term Debt                                                    174,212      182,548         176,360
                                                              ------------ ------------   -------------
Current Liabilities:
  Notes Payable                                                    32,100       37,200          45,900
  Current Maturities of Long-Term Debt                              9,012        6,603           8,994
  Accounts Payable                                                 40,023       30,287          49,142
  Customer Deposits                                                 5,988        5,932           5,871
  Environmental Remediation Costs                                  15,749        9,377          16,511
  Federal Income Taxes Accrued                                      5,342        5,365             884
  State & Local Taxes Accrued                                       7,605       12,028             470
  Interest Accrued and Other Current Liabilities                    8,709        8,206          12,007
                                                              ------------ ------------   -------------
      Total Current Liabilities                                   124,528      114,998         139,779
                                                              ------------ ------------   -------------
Deferred Credits and Other Non-Current Liabilities:
  Deferred Income Taxes - Net                                      80,372       76,395          78,631
  Investment Tax Credits                                            5,533        5,926           5,632
  Deferred Revenues - Net                                             981        3,391               0
  Pension and Other Postretirement Benefits                        11,883       10,991          11,747
  Environmental Remediation Costs                                  41,149       34,327          40,511
  Other                                                             6,234        6,450           7,218
                                                              ------------ ------------   -------------
      Total Deferred Credits and Other Non-Current
       Liabilities                                                146,152      137,480         143,739
                                                              ------------ ------------   -------------
Commitments and Contingencies (Note 6)

            Total Capitalization and Liabilities                 $663,983     $621,250        $670,601
                                                              ============ ============   =============

See notes to condensed consolidated financial statements.

                                   SJI-5

             SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED STATEMENTS OF CONSOLIDATED
                         CASH FLOWS (UNAUDITED)
                             (In Thousands)

                                                                Three Months Ended
                                                                     March 31,
                                                           -----------------------------
                                                               1998             1997
                                                           ------------     ------------
Cash Flows from Operating Activities:
  Net Income Applicable to Common Stock                        $12,128          $14,901
  Adjustments to Reconcile Net Income to Cash
   Flows Provided by Operating Activities:
    Depreciation and Amortization                                4,649            4,567
    Provision for Losses on Accounts Receivable                    243              195
    Revenues and Fuel Costs Deferred - Net                       4,655            3,795
    Deferred and Non-Current Federal Income Taxes
     and Credits - Net                                           2,302              748
    Environmental Remediation Costs - Net                          (22)            (298)
    Changes in:
      Accounts Receivable                                       (9,186)         (11,991)
      Inventories                                               13,525           16,280
      Prepayments and Other Current Assets                         170              397
      State and Local Taxes - Net                                7,701           10,205
      Accounts Payable and Other Accrued Liabilities            (7,842)         (11,439)
  Other - Net                                                     (490)             912
                                                           ------------     ------------
Net Cash Provided by Operating Activities                       27,833           28,272
                                                           ------------     ------------
Cash Flows from Investing Activities:
  Payment of Loan to Affiliate                                   3,761            1,300
  Proceeds from the Sale of Assets - Net                             0            1,165
  Taxes Paid on the Sale of Assets - Net                             0           (9,807)
  Capital Expenditures, Cost of Removal and Salvage             (9,966)         (11,239)
                                                           ------------     ------------
Net Cash Used in Investing Activities                           (6,205)         (18,581)
                                                           ------------     ------------
Cash Flows from Financing Activities:
  Net Repayments of Lines of Credit                            (13,800)         (71,100)
  Proceeds from Issuance of Long-Term Debt                          58           35,000
  Principal Repayments of Long-Term Debt                        (2,188)          (2,188)
  Dividends on Common Stock                                     (3,879)          (3,874)
  Proceeds from Sale of Common Stock                                96              114
  Payments for Issuance of Long-Term Debt and
   Preferred Securities                                              0             (696)
                                                           ------------     ------------
Net Cash Used in Financing Activities                          (19,713)         (42,744)
                                                           ------------     ------------
Net Increase(Decrease) in Cash and Cash Equivalents              1,915          (33,053)
Cash and Cash Equivalents at Beginning of Period                13,089           46,905
                                                           ------------     ------------
Cash and Cash Equivalents at End of Period                     $15,004          $13,852
                                                           ============     ============


See notes to condensed consolidated financial statements.

                                   SJI-6


                 Notes to Condensed Consolidated
                 Financial Statements (Unaudited)

Note 1.  Significant Accounting Practices:

     Consolidation - The condensed consolidated financial statements include the accounts of South Jersey Industries, Inc. (the Company or SJI) and all of its subsidiaries. Certain intercompany transactions, amounting to approximately $1.8 million for the three-month period ended March 31, 1997, were not required to be eliminated. Those amounts were capitalized to utility plant or environmental remediation costs on the South Jersey Gas Company (SJG) books of account and are recoverable by SJG through the rate-making process (See Note 7). All other significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made of previously reported amounts to conform with classifications used in the current year. In the opinion of management, the condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial position and operating results of the Company at the dates and for the periods presented. The businesses of the Company are subject to seasonal fluctuations and, accordingly, this interim financial information should not be considered a basis for estimating the results of operations for the full year.

     Estimates and Assumptions - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related disclosures. Therefore, actual results could differ from those estimates.

     New Accounting Pronouncements - In June 1997, the FASB issued FASB No. 130, "Reporting Comprehensive Income". This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for annual periods beginning after December 15, 1997. The Company currently has no additional items qualifying as other comprehensive income under FASB No. 130 and, therefore, its adoption does not have any impact on the Company's financial statements.

     In June 1997, the FASB also issued FASB No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is also effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the reporting of selected information about operating segments in the Company's interim and annual financial statements. The Company is evaluating whether the adoption of this statement will result in any change to its presentation of financial information. The Company adopted FASB No. 131 effective January 1, 1998; however, as permitted by this statement, segment information will not be reported in interim financial statements until 1999.

                                   SJI-7

     State and Local Taxes - Legislation reforming the taxation of energy in New Jersey was adopted effective July 14, 1997. The new law eliminates the Gross Receipts and Franchise Tax (GRAFT) which was equivalent to approximately 13 percent of utility revenue and replaces it with a combination of taxes. Beginning January 1, 1998, retail sales of natural gas and electricity and utility services, including transportation, are subject to the 6 percent State Sales and Use Tax. Gas and electric utilities are also subject to the 9 percent State Corporation Business Tax (CBT) on income before taxes. To bridge the revenue gap created by the new tax law, the State imposed a Transitional Energy Facilities Assessment (TEFA) on volumes of gas sold and transported. The
TEFA will be phased out over a 5-year period beginning January
1, 1999 and ending January 1, 2003. It is expected that the revised tax policy will eliminate tax disparities between utility and nonutility suppliers, providing fair competition and lower energy costs for the consumer. The adoption of the new legislation does not materially affect the Company's financial position, results of operations, or liquidity. However, since the Sales and Use Tax is not included in reported utility revenues or tax expense as GRAFT had been previously, equal reductions in these line items on the Condensed Statements of Consolidated Income will result.

Note 2.  Divestitures:

     In December 1996, Energy & Minerals, Inc. (EMI), a subsidiary of SJI, sold the common stock of The Morie Company, Inc. (Morie), its sand mining and processing subsidiary. The sale price was subject to customary post-closing adjustments resulting in a downward adjustment of $0.6 million which were recorded in December 1997.

     In December 1996, the Company developed a formal plan to discontinue the operations of its construction and environmental services operations, R & T Group, Inc. (R & T) and its five subsidiaries. As a result, the Company recognized a net loss of $2.4 million, net of applicable income tax credits of $1.3 million, on the planned disposition of R & T's assets. Additionally, in two separate sales on January 9, 1997, and on April 4, 1997, R & T sold all of its operating assets, except certain real estate. The aggregate proceeds from these sales, approximately $3.5 million, approximated the net book value of the assets at the date of sale. Associated disposal costs of $189,500, or $123,200 after taxes, are included in the Condensed Statement of Consolidated Income for the three months ended March 31, 1997 under the caption "Loss on the Disposal of Discontinued Operations - Net".

     In 1997, the Company performed additional testing to arrive at an estimate of the cost to perform environmental cleanup and remediation of properties owned by South Jersey Fuel, Inc.
(SJF), a subsidiary of EMI, arising from its previously operated fuel oil business. Also in 1997, SJ EnerTrade, Inc. (EnerTrade) was created as a direct subsidiary of SJI to assume SJF's gas marketing activity, including its affiliation with South Jersey Resources Group LLC (SJRG). The gas marketing activities are shown as part of continuing operations; the environmental remediation activity related to properties used in the previously operated fuel oil business are reported as part of

                                   SJI-8

discontinued operations consistent with the reporting in previous years of other costs related to the discontinued fuel oil business (See also Note 7).

     Summarized operating results of all discontinued operations for the three months ended March 31, 1998 and 1997 were (in thousands):

                                                    1998          1997
                                                ------------  ------------
Operating Revenues:
    Construction                                        $25        $3,154
                                                ============  ============

(Loss) Income before Income Taxes:
    Sand Mining                                       ($293)          $23
    Construction                                        (71)           25
    Fuel Oil                                            (13)          (96)
    Income Tax Credits                                  149            24
                                                ------------  ------------
            Loss from Discontinued Operations         ($228)         ($24)
                                                ============  ============
            Loss per Common Share from
              Discontinued Operations                ($0.02)        $0.00
                                                ============  ============


Note 3.  Common Stock:

     The Company has 20,000,000 shares of Common Stock authorized of which the following shares were issued and outstanding:

                                                    1998          1997
                                                ------------  ------------

Beginning Balance, January 1                     10,771,413    10,756,679
Issued During Period:
    Employees' Stock Ownership Plan                   1,865         2,559
    Stock Option & Stock Appreciation
      Rights Plan                                     1,472         3,060
                                                ------------  ------------
Ending Balance, March 31,                        10,774,750    10,762,298
                                                ============  ============


     The par value ($1.25 per share) of the stock issued in 1998 and 1997 was credited to common stock and the net excess over par value of $114,457 and $144,856, for the three months ended March

                                   SJI-9

31, 1998 and 1997, respectively, was credited to Premium on Common Stock.

     The Company determined that the pro forma effect of adoption of the fair value based method of accounting on net income and earnings per share pursuant to FASB No. 123 would be immaterial for the three months ended March 31, 1998 and 1997.

     Stock Option and Stock Appreciation Rights Plan - Under this plan, not more than 306,000 shares in the aggregate may be issued to officers and other key employees of the Company and its subsidiaries. No options or stock appreciation rights may be granted under the Plan after January 23, 2007. At March 31, 1998 and 1997, the Company had 6,530 and 31,930 options outstanding, respectively, exercisable at prices from $17.89 to $24.69. During the three month period ended March 31, 1997, 3,060 options were exercised at $17.89 per share. In addition, during 1998, 6,530 options were surrendered for the issuance of 1,472 shares. No options were granted in 1998. No stock appreciation rights were issued under the plan. The stock options outstanding at March 31, 1998 and 1997, did not have an effect on the earnings per share calculations.

     Dividend Reinvestment and Stock Purchase Plan (DRP) and Employees' Stock Ownership Plan (ESOP) - Shares of common stock offered through the DRP are currently purchased in the open market. All shares offered through the ESOP are issued directly by the Company. As of March 31, 1998, 162,335 and 33,506 shares of authorized, but unissued, Common Stock were reserved for future issuance to the DRP and ESOP, respectively.

     Directors' Restricted Stock Plan - On September 20, 1996, the Board of Directors adopted a restricted stock plan. Under this plan, an initial award of 13,800 shares was granted on December 4, 1996, at a market value of $24.00 per share. The plan also provides for annual awards and, in December 1997 and 1996, respectively, 450 and 600 additional shares were granted. Initial awards will vest over a 5-year period, with 20 percent of such awards vesting per year. Annual awards will vest on the third anniversary of each award. Shares issued as restricted stock are held by the Company until the attached restrictions lapse. The market value of the stock on the date granted is recorded as compensation expense over the applicable vesting period.

     Shareholder Rights Plan - On September 20, 1996, the Board of Directors adopted a shareholder rights plan that provides for the distribution of one right for each share of common stock outstanding on October 11, 1996. Each entitles its holder to purchase 1/1000 of one share of Series A Stock at an exercise price of $90.

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

                                  SJI-10

     The rights may be redeemed by the Company for $.001 per right at any time prior to the time the acquiring person or group reaches the 10 percent threshold. If the rights are not exercised or redeemed by September 20, 2006, they will expire.

Note 4.  Retained Earnings:

     There are certain restrictions under various loan agreements as to the amount of cash dividends or other distributions that may be paid on the Common Stock of SJG. The Company's aggregate equity in its subsidiaries' retained earnings which is free of these restrictions was approximately $55.4 million as of March 31, 1998.

Note 5.  Recent Regulatory Actions:

     On July 31, 1996 and 1997, SJG made its annual filings with the Board of Public Utilities (BPU) to recover remediation costs expended during the period of August 1995 through July 1997 totaling $1.6 million. Both filings were subsequently updated and are still pending at the BPU (See Note 7).

     On January 27, 1997, the BPU granted SJG a base rate increase of $6.0 million based on a 9.62 percent rate of return on rate base, which included an 11.25 percent return on common equity. The majority of this increase comes from residential and small commercial customers. Part of the increase is recovered from new miscellaneous service fees which charge specific customers for costs they cause SJG to incur. Additionally, SJG is now allowed to retain the first $5.5 million of pre-tax margins generated by interruptible and off-system sales and transportation and 20 percent of pre-tax margins above that level. In 1998, this $5.5 million threshold will increase by the annual revenue requirement associated with specified major construction projects. These sharing formula improvements are expected to result in additional rate relief of approximately $0.3 million in 1998 and $1.9 million in 1999.

     As part of the tariff changes approved in the rate case, SJG initiated its pilot program in April 1997, giving residential customers a choice of gas supplier. During the enrollment period, which ended June 30, 1997, nearly 13,000 residential customers applied for this service. Transportation of gas for these customers began on August 1, 1997. Participant's bills are reduced for certain cost of gas charges and applicable taxes. The resulting decrease in revenues is offset by a corresponding decrease in SJG's gas costs and taxes under SJG's BPU-approved fuel clause. The program does not affect its net income, financial condition or margins. In addition, because the program affects only 5 percent of SJG's residential customers, any reduction in revenue is not material. Also, SJG further expanded the choices available to commercial and industrial customers, including a new transportation tariff providing savings to qualified customers.

     On September 9, 1997, SJG filed with the BPU to adjust rates by replacing the current State Gross Receipts and Franchise Tax components with a Sales and Use Tax, a Corporation Business Tax

                                  SJI-11

and a Transitional Energy Facilities Assessment. The new rates became effective January 1, 1998 on an interim basis subject to refund upon final BPU order which is expected in the second quarter of 1998 (See Note 1).

     In September 1996, SJG filed to reduce its rates through its 1996-1997 Levelized Gas Adjustment Clause (LGAC) reflecting a $1.4 million decrease in natural gas costs. Updated projections of 1996-1997 LGAC year results were rolled into the 1997-1998 LGAC year and filed with the BPU.

     On September 12, 1997, SJG made its annual LGAC, Temperature Adjustment Clause (TAC) and Demand Side Management Clause (DSMC) filings with the BPU for the period November 1997 through October 1998. In this filing, SJG requested an increase in the annual level of LGAC recovery of $4.7 million which is inclusive of the 1996-1997 LGAC year results referred to above. This amount was updated to $7.5 million in May 1998. It also requested that the 1996-1997 filing be resolved simultaneously with this filing. Both filings are still pending at the BPU.

     On March 5, 1998, the BPU approved new rates related to appliance service charges, including a profit margin. The new rates are competitive with those of other service providers in New Jersey and are designed to increase earnings and cash flows to SJG over the current rates. The BPU also authorized SJG to institute new Appliance Service Contract plans and an electric air conditioning repair charge by an order issued orally April 1, 1998 and in writing on April 29, 1998.

Note 6.  State, Local and Other Taxes:

     The aggregate amounts for state, local and other taxes as reflected in the Condensed Statements of Consolidated Income for the three months ended March 31, 1998 and 1997 are shown below
(in thousands):


                                                    1998       1997
                                                   -------    -------

         CBT - Net                                 $ 2,421        $25
         TEFA                                        3,213          0
         GRAFT                                        (207)    12,183
         Other Taxes                                   920        971
                                                   -------    -------
             Total State, Local and Other Taxes    $ 6,347    $13,179
                                                   =======    =======

                                   SJI-12


     During the three months ended March 31, 1998, SJG recorded an additional $5.0 million for State Sales and Use Tax on utility services through its Condensed Consolidated Balance Sheet which does not impact reported revenues or tax expense (See Note 1).

Note 7.  Commitments and Contingencies:

     Construction Commitments - The estimated cost of construction and environmental remediation programs of SJI and its subsidiaries for the year 1998 aggregates $70.9 million and, in connection therewith, certain commitments have been made.

     Gas Supply Contracts - SJG, in the normal course of conducting business, has entered into long-term contracts for natural gas supplies, firm transportation, and gas storage service. The earliest expiration of any of the gas supply contracts is 1999. All of the transportation and storage service agreements between SJG and its interstate pipeline suppliers are provided under Federal Energy Regulatory Commission (FERC) approved tariffs. SJG's cumulative obligation for demand charges and reservation fees paid to its suppliers for all of these services is approximately $4.9 million per month which is recovered on a current basis through the LGAC.

     Pending Litigation - The Company is subject to claims which arise in the ordinary course of its business and other legal proceedings. As such, reserves are set up when these claims become apparent. The Company also maintains insurance and records probable insurance recoveries relating to outstanding claims.

     A group of Atlantic City casinos filed a petition with the BPU on January 16, 1996 alleging overcharges of over $10.0 million, including interest. Management believes that charges to the casinos were based on applicable tariffs and that the casinos were not qualified under less expensive rate schedules, as claimed. Management believes that the ultimate impact of these actions will not materially affect the Company's financial position, results of operations or liquidity.

     Environmental Remediation Costs - The Company incurred and recorded certain costs for environmental remediation of sites where SJG or predecessor companies operated gas manufacturing plants. SJG terminated manufactured gas operations at all sites more than 35 years ago. SJI and certain of its nonutility subsidiaries have also recorded costs for environmental remediation of sites where SJF previously operated a fuel oil business and Morie maintained equipment, fueling stations and storage.

     Since the early 1980s, the Company has recorded environmental remediation costs of $97.2 million, of which $40.3 million was expended as of March 31, 1998. The Company, with the assistance of an outside consulting firm, estimates that total future expenditures to remediate SJG's sites will range from $52.4 million to $165.6 million. The lower end of this range was recorded as a liability and is reflected on the Condensed Consolidated Balance Sheet under the captions "Current Liabilities" and

                              SJI-13

"Deferred Credits and Other Non-Current Liabilities". Recorded environmental remediation costs of SJG do not directly affect earnings because those costs are deferred and, when expended, recovered through rates over 7-year amortization periods as authorized by the BPU. Amounts accrued for future expenditures were not adjusted for future insurance recoveries, which management is pursuing. SJG received $4.2 million of insurance recoveries as of March 31, 1998. SJG first used these proceeds to offset legal fees incurred in connection with those recoveries and used the excess to reduce the balance of deferred environmental remediation costs. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual expenditures could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site specific requirements.

     The major portion of recorded environmental costs relate to the cleanup of SJG's former gas manufacturing sites. SJG recorded $91.1 million for the remediation of these sites, of which $38.7 million was expended through March 31, 1998.

     As a result of the 7-year Remediation Adjustment Clause
(RAC) recovery mechanism, SJG does not expense environmental remediation costs when incurred and defers costs to be recovered. SJG has two regulatory assets associated with environmental cost. The first regulatory asset is titled "Environmental Remediation Cost: Expended - Net". These expenditures represent actual cost incurred to remediate former gas manufacturing plant sites. These costs meet the requirements of FASB No. 71, "Accounting for the Effects of Certain Types of Regulation". The BPU allowed recovery of these expenditures through July 1995 and petitions to recover these costs through July 1997 are pending.

     The other regulatory asset titled "Environmental Remediation
Cost: Liability for Future Expenditures" relates to estimated future expenditures determined under the guidance of FASB No. 5, "Accounting for Contingencies". This amount, which relates to former manufactured gas plant sites, was recorded as a deferred debit with the corresponding amount reflected in Current Liabilities and Deferred Credits and Other Non-Current Liabilities, as appropriate. The deferred debit is a regulatory asset under FASB No. 71 because the BPU's intent, as evidenced by its current practice, is to provide recovery sufficient to recover the deferred costs after they are expended.

     SJG files with the BPU to recover these costs in rates through its RAC. The BPU has consistently allowed the full recovery over 7-year periods, and SJG believes this will continue. As of March 31, 1998, SJG's unamortized remediation expenditures of $20.9 million are reflected on the balance sheet under the caption "Regulatory and Other Non-Current Assets". Since BPU approval of the RAC mechanism in August 1992, SJG recovered $13.6 million through rates as of March 31, 1998.

     With Morie's sale, EMI assumed responsibility for environmental liabilities which are currently estimated to range between $2.8 million and $15.5 million. The information available on these sites is sufficient only to establish a range

                                   SJI-14

of probable liability and no point within the range is more likely than any other, therefore, EMI continues to accrue the lower end of the range.

     As a result of additional testing performed during 1997, SJF, whose operations have been discontinued, and SJI have also estimated their potential exposure for the future environmental remediation of four sites where fuel oil operations had been conducted years ago. Estimates for SJI's site range between $0.3 million and $1.1 million while SJF's estimated liability ranges from $1.5 million to $4.2 million for the remaining three sites. The lower end of these ranges have been recorded and are reflected in Current Liabilities and Deferred Credits and Other Non-Current Liabilities as of March 31, 1998.



                                  SJI-15

   Item 2.   Management's Discussion and Analysis of Results of
             Operations and Financial Condition


Overview

        South Jersey Industries, Inc. (SJI) has three operating subsidiaries, South Jersey Gas Company (SJG); South Jersey Energy Company (SJE); and SJ EnerTrade, Inc. (EnerTrade). SJG is a natural gas distribution company serving 262,315 customers at March 31, 1998, compared with 255,912 customers at March 31, 1997. EnerTrade, formed in October 1997, provides services for the sale of natural gas to energy marketers, electric and gas utilities, and other wholesale users in the mid-Atlantic and southern regions of the country. SJE provides services for the acquisition and transportation of natural gas for retail end users, buys and sells electricity in the wholesale market and markets total energy management services. The results of operations of the Company's non-regulated energy service companies are not material to the Company's financial statements taken as a whole.

        This report contains certain forward-looking statements concerning projected future financial performance, future operating performance, future plans and courses of action and future economic conditions. All statements in this report other than statements of historical fact are forward-looking statements. These forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting the company and therefore involve a number of risks and uncertainties. Management cautions that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

        There are a number of factors that could cause the company's actual results to differ materially from those anticipated, which include, but are not limited to the following: general economic conditions on an international, federal, state and local level; weather conditions in the company's marketing areas; regulatory and court decisions; competition in the company's regulated and deregulated activities; the availability and cost of capital; the company's ability to maintain existing and/or establish successful new alliances and joint ventures to take advantage of marketing opportunities; costs and effects of unanticipated legal proceedings and environmental liabilities; and changes in business strategies.

Competition

        SJG franchises are non-exclusive. Currently no other utility provides retail gas distribution services within its territory. SJG does not expect any other utilities to do so in the foreseeable future because of the extensive investment required for utility plant and related costs. SJG competes with oil, propane and electricity suppliers for residential, commercial and industrial users. The market for natural gas sales is subject to competition as a result of deregulation. SJG has enhanced its competitive position while maintaining its margins by using an unbundled tariff which allows the Company to recover its full cost of service, except for the variable cost of

                                  SJI-16

the gas commodity, when engaging in the transportation of gas for its customers. Under this tariff, SJG derives substantially all of its profits from the transportation rather than the sale of the commodity. SJG's commercial and industrial customers can choose their supplier while SJG recovers its cost of service and fixed gas costs primarily through its transportation service. In April 1997, SJG initiated its New Jersey Board of Public Utilities (BPU) approved pilot program giving some residential customers a choice of gas suppliers (See "Pilot Program - Choice of Gas Supplier"). SJG believes it has been a leader in addressing the changing marketplace, while maintaining its focus on being a low-cost provider of natural gas and energy services. SJE and EnerTrade also actively arrange energy services designed to provide low-cost energy supplies in a highly competitive marketplace. SJI's companies intend to develop creative initiatives and propose meaningful regulatory and tax reforms designed to benefit its customers and shareholders.

Pilot Program - Choice of Gas Supplier

        In April 1997, SJG initiated its BPU-approved pilot program giving residential customers a choice of gas supplier. During the enrollment period, which ended June 30, 1997, nearly 13,000 residential customers applied for this service. Transportation of gas for these customers began on August 1, 1997. Participants' bills are reduced for certain cost of gas charges and applicable taxes. The resulting decrease in revenues is offset by a corresponding decrease in SJG's gas costs and taxes under SJG's BPU-approved fuel clause. The program does not affect its net income, financial condition or margins.

Energy Adjustment Clauses

        SJG's tariff includes a Levelized Gas Adjustment Clause
(LGAC), a Temperature Adjustment Clause (TAC), a Remediation Adjustment Clause (RAC) and a Demand Side Management Clause
(DSMC). These clauses permit adjustments for changes in gas supply costs, reduce the impact of extreme fluctuations in temperatures on SJG and its customers, recover costs for the remediation of former gas manufacturing plants and recover costs associated with its conservation plan, respectively. The BPU-approved LGAC, RAC and DSMC adjustments are made to match revenues and expenses. TAC adjustments do affect revenue, income and cash flows since extremely cold weather can generate credits to customers, while extremely warm weather during the winter season can result in additional billings to customers. TAC adjustments related to the 1997-1998 TAC year are not expected to materially impact the financial statements for 1998.

Status of Year 2000 Conversion

        The Company prepared a Year 2000 Impact and Assessment study and developed a plan for program modification. An outside service was used to identify both informational and logic date variables within the programming codes. This service was completed and expensed in 1997. Presently, the Company is revising the affected programming codes. As of March 31, 1998, approximately 27% of the programming code is revised. All revisions are scheduled to be completed by early 1999, providing the remainder of 1999 for testing. Total conversion costs are

                                  SJI-17

estimated at $0.4 million of which approximately $0.1 million was spent as of March 31, 1998. Vendors who provide third party software and support services are being contacted to establish Year 2000 compliance. The Company is also in the process of securing written verification from its key product and service vendors to ensure their compliance.

Results of Operations - First Quarter Ended March 31, 1998
Compared to First Quarter Ended March 31, 1997

Operating Revenues - Utility

        In 1998, revenues decreased $18.1 million principally due to lower firm sales resulting from weather which was 12.0 percent warmer than 1997 and state tax reform which lowered the tax component contained in reported revenue, effective January 1, 1998, with an offsetting reduction in State, Local and Other
Taxes (See Notes 1 and 6). Also, increased firm transportation service replaced firm sales. These results were partially offset by increased off-system sales, the settlement of the base rate case on January 27, 1997 and customer growth. The revenue from transportation excludes commodity costs (See Competition). As SJG's profits are from the transportation rather than the sale of commodity, the migration of customers to firm transportation does not lower SJG's margin.
Total sales margin decreased in 1998 due to lower firm sales volumes and decreased margins on off-system sales, partially offset by the effect of the addition of 6,400 new customers since the end of the first quarter of 1997.

Operating Revenues - Nonutility

        Nonutility operating revenues increased $9.5 million in 1998 compared with 1997 principally due to increased gas commodity sales and from initial sales of electricity in the wholesale market.

Gas Purchased for Resale

        Gas purchased for resale decreased $8.7 million in 1998 principally due to decreased sales volumes. Sources of gas supply include both contract and open-market purchases. SJG is responsible for securing and maintaining its own gas supplies to serve its customers.

        SJG has entered into long-term contracts for natural gas supplies, firm transportation, and firm gas storage service.
The earliest expiration of any of these contracts is 1999. All of the transportation and storage service agreements between SJG and its interstate pipeline suppliers are provided under tariffs approved by the Federal Energy Regulatory Commission. SJG's cumulative obligation for demand charges and reservation fees for all of these services is approximately $4.9 million per month, which is recovered on a current basis through its LGAC.

Operations

        A summary of net changes in utility operations for 1998 compared with 1997 is as follows (in thousands):

                                  SJI-18

                                              1998 vs. 1997
                                             ---------------
Other Production Expense                                ($4)
Transmission                                             13
Distribution                                           (145)
Customer Accounts and Services                          161
Sales                                                   (13)
Administration and General                              199
Other                                                   (73)
                                             ---------------
                                                       $138
                                             ===============

        Distribution costs decreased in 1998 principally due to increased service contract revenue. Customer Accounts and Service costs increased in 1998 principally due to an increase in uncollectible accounts expense and increased collection costs. Administrative and General costs increased in 1998 principally due to increased employee benefits and regulatory costs.

Other Operating Expenses

        A summary of principal changes in other consolidated operating expenses for 1998 compared with 1997 is as follows (in thousands):

                                              1998 vs. 1997
                                             ---------------
Nonutility Operations                               $10,038
Maintenance                                             124
Depreciation                                            284
Federal Income Taxes - Net                           (1,356)
State, Local and Other Taxes                         (6,832)


        Changes in nonutility expenses principally reflect the impact of sales volumes and commodity costs, including, in 1998, sales of electricity in the wholesale market. The increase in maintenance expense is principally due to utility production plant maintenance, which includes the amortization of increased environmental remediation costs (such increases are offset by revenue recovery under SJG's RAC). Depreciation is higher principally due to increased investment in property, plant and equipment by SJG. Federal Income Tax changes reflect the impact of changes in pre-tax income. State, Local and Other Taxes decreased because of the energy tax reform legislation discussed under Operating Revenues - Utility.

                                  SJI-19

Interest Charges

        Interest charges decreased in 1998 principally due to the effect of lower short-term interest resulting from lower levels of short-term debt outstanding. Short-term debt levels were reduced in March 1997 by using proceeds from the sale of $35.0 million of first mortgage bonds by SJG; the application of a $25.6 million cash equity infusion to SJG from SJI and the application of the net proceeds from the sale of the Mandatorily Redeemable Preferred Securities in May 1997. Utility long-term interest increased in 1998 due to increased levels of long-term debt outstanding.

Preferred Dividend Requirements of Subsidiary

        Preferred Dividends increased in 1997 due to the issuance of $35.0 million of 8.35% SJG-guaranteed Mandatorily Redeemable
Preferred Securities in May 1997 (See Capital Resources).

Discontinued Operations

        Loss from discontinued operations increased $204,000 in 1998 principally due to increased remediation costs.

Net Income Applicable to Common Stock

        Net Income (in thousands) and earnings per common share reflect the following changes:

                                              1998 vs. 1997
                                             ---------------
Income from Continuing Operations
 (Decrease)                                         ($2,692)
Loss from Discontinued Operations - Net                (204)
Reduction in Loss on Disposal of
 Discontinued Operations                                123
                                             ---------------
      Net Income Decrease                           ($2,773)
                                             ===============
Earnings per Common Share:
  Continuing Operations                              ($0.24)
  Discontinued Operations - Net                       (0.01)
                                             ---------------
      Earnings per Share Decrease                    ($0.25)
                                             ===============


                                  SJI-20

        The details affecting the decrease in net income and earnings per share are discussed under the appropriate captions above. The per common share amounts were also impacted by an increase in average shares of common stock outstanding.

Liquidity

        The seasonal nature of gas operations, the timing of construction and remediation expenditures and related permanent financing, as well as mandated tax and sinking fund payment dates require large short-term cash requirements. These are generally met by cash from operations and short-term lines of credit. The Company maintains short-term lines of credit with a number of banks, aggregating $130.0 million of which $97.9 million was available at March 31, 1998. The credit lines are uncommitted and unsecured with interest rates below the prime rate.

        The changes in cash flows from operating activities are as follows (in thousands):

                                              1998 vs. 1997
                                             ---------------
Increases/(Decreases):
Net Income                                          ($2,773)
Depreciation & Amortization                              82
Provision for Losses on Accts Receivable                 48
Revenues and Fuel Costs Deferred - Net                  860
Deferred and Non-Current Federal
 Income Taxes - Net                                   1,554
Environmental Remediation Costs - Net                   276
Accounts Receivable                                   2,805
Inventories                                          (2,755)
Prepayments and Other Current Assets                   (227)
State and Local Taxes - Net                          (2,504)
Accounts Payable and Other Accrued
 Liabilities                                          3,597
Other - Net                                          (1,402)
                                             ---------------
      Decrease in Net Cash Provided by
       Operating Activities                           ($439)
                                             ===============


        Depreciation and Amortization are non-cash charges to income and do not impact cash flow. Changes in depreciation cost reflect the effect of additions and reductions to fixed assets.

                                  SJI-21

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

        Changes in Accounts Receivable are generally weather and price related. Changes impact cash flows when collected in subsequent periods.

        Changes in Inventory reflect the impact of seasonal requirements, temperatures and price changes.

        Changes in State, Local and Other Taxes reflect the impact of changes between taxes paid and taxes accrued. However, significant timing differences exist in cash flows during the year. In 1997, SJG paid the full year's Gross Receipts & Franchise Taxes on April 1 and amortized the remaining prepaid tax over the remainder of the year on the basis of gas volumes sold.

        As stated in Note 1, on January 1, 1998, the Gross Receipts & Franchise Taxes were replaced with a 6 percent State Sales and Use Tax, a 9 percent State Corporation Business Tax on income before taxes and a Transitional Energy Facilities Assessment (TEFA) on volumes of gas sold and transported. The TEFA will be phased out over 5 years beginning January 1, 1999. Approximately 50 percent of the new taxes will be paid in monthly installments during the first 6 months of the year and the principal portion of the remaining taxes is to be paid on June 25, 1998, and on May 15 of each year thereafter. SJG uses short-term borrowings to make these tax payments which result in a temporary increase in the short-term debt level. The new rates are subject to change following BPU approval which is expected by July 1, 1998.

        Changes in Accounts Payable and Other Current Liabilities reflect the impact of timing differences between the accrual and payment of costs.

        Cash flow from nonutility operations is generally retained by those companies with amounts in excess of cash requirements passed up to SJI either as dividends or as temporary short-term loans. Nonutility operations are service oriented and do not require significant investment in capital facilities, inventories or personnel. These operations are not considered material to the financial statements.

        EMI has assumed responsibility for the environmental liabilities of Morie, which was sold in 1996. The environmental liabilities are estimated to range between $2.8 million and

                                  SJI-22

$15.5 million. EMI has accrued the lower end of the range under the guidance of FASB No. 5 "Accounting for Contingencies" (See
Note 6).

        As a result of additional testing performed during 1997, SJF, whose operations have been discontinued, and SJI have also estimated their potential exposure for the future environmental remediation of four sites where fuel oil operations were conducted years ago. Estimates for SJI's site range between $0.3 million and $1.1 million while the estimated liability for SJF's discontinued operations ranges from $1.5 million to $4.2 million for the remaining three sites. The lower end of these ranges have been accrued.

Regulatory Matters

        On January 27, 1997, the BPU granted SJG a base rate increase of $6.0 million based on a 9.62 percent rate of return on rate base, which included an 11.25 percent return on common equity. The majority of this increase comes from residential and small commercial customers. Part of the increase results from new service fees to customers for costs they cause SJG to incur. Additionally, SJG is now allowed to retain the first $5.5 million of pre-tax margins generated by interruptible and off-system sales and transportation and 20 percent of pre-tax margins above that level. In 1998 and 1999, this $5.5 million threshold will increase by the annual revenue requirement associated with specified major construction projects. These sharing formula improvements are expected to result in additional rate relief of approximately $0.3 million in 1998 and $1.9 million in 1999.

        Rates of return are calculated by weighting SJG's individual capital cost rates by the proportion of each respective type of capital. This requires selecting appropriate capital structure ratios and determining the cost rate for each capital component as determined in each rate proceeding.

        In setting a rate of return, the BPU must provide a utility and its investors with a return that is commensurate with the risk to which the invested capital is exposed so that the utility has access to the capital required to meet its public service responsibility.

        Also on January 27, 1997, the BPU approved SJG's request for a $2.5 million revenue reduction through the TAC. This is the standard BPU procedure used to credit customers with previously collected revenues, which were in excess of those allowed by the TAC (See "Energy Adjustment Clauses"). This revenue reduction reflects the TAC's normal operation, as does the BPU's confirmation of the decrease.

        The adoption of FASB No. 109, "Accounting for Income Taxes" in 1993 primarily resulted in creating a regulatory asset and a deferred income tax liability. As a result of positions taken in the 1994 rate case, the amortization of the asset is being recovered through rates over an 18-year period which began in December 1994. Also, FASB No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", adopted by the Company in 1993, requires an accrual basis of accounting for retiree benefit payments during the years of employment. The Company elected to recognize the unfunded transition obligation over a 20-year period beginning in 1993. The majority of the

                                  SJI-23

postretirement benefit costs apply to SJG, which previously recovered these costs through rates on a pay-as-you-go basis. A December 1994 BPU order provided for partial recovery of costs associated with FASB No. 106 and prescribed continued deferral of unrecovered costs. Also, beginning in 1995, an external trust was established towards funding postretirement benefit costs. Rate recovery in excess of SJG's pay-as-you-go requirement is contributed to the trust and provides no operating benefit to SJG except to the extent that trust income reduces future net periodic cost. Gross contributions to the trust amounted to $7.1 million and the balance of the regulatory asset amounted to $6.0 million at March 31, 1998. As approved by the BPU, this amount is being recovered from ratepayers over a 15-year period beginning January 1, 1998. In addition, the BPU approved full recovery of the net periodic benefit cost.

        The Company incurred and recorded certain costs for environmental remediation of sites where SJG or predecessor companies operated gas manufacturing plants. SJG terminated manufactured gas operations at all sites more than 35 years ago.

        Since the early 1980s, the Company has recorded environmental remediation costs of $97.2 million, of which $40.3 million was expended as of March 31, 1998. The Company, with the assistance of an outside consulting firm, estimates that total future expenditures to remediate SJG sites will range from $52.4 million to $165.6 million. The lower end of this range was recorded as a liability and is reflected on the balance sheet under the captions "Current Liabilities" and "Deferred Credits and Other Non-Current Liabilities". Recorded environmental remediation costs of SJG do not directly affect earnings because those costs are deferred and, when expended, recovered through rates over 7-year amortization periods as authorized by the BPU. Amounts accrued for future expenditures were not adjusted for future insurance recoveries, which management is pursuing. SJG received $4.2 million of insurance recoveries as of March 31, 1998. SJG used these proceeds first to offset legal fees incurred in connection with those recoveries and used the excess to reduce the balance of deferred environmental remediation costs. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual expenditures could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site specific requirements.

        The major portion of recorded environmental costs relate to the cleanup of SJG's former gas manufacturing sites. SJG recorded $91.1 million for the remediation of these sites, of which $38.7 million was expended through March 31, 1998.

        As a result of the 7-year recovery mechanism, SJG does not expense environmental remediation costs when incurred and defers costs to be recovered. SJG has two regulatory assets associated with environmental cost. The first regulatory asset is titled "Environmental Remediation Cost: Expended - Net". These expenditures represent actual costs incurred to remediate former gas manufacturing plant sites net of rate and insurance recoveries. These costs meet the requirements of FASB No. 71, "Accounting for the Effects of Certain Types of Regulation".
The BPU allowed recovery of these expenditures through July 1995 and petitions to recover these costs through July 1997 are pending.

                                  SJI-24

        The other regulatory asset titled "Environmental Remediation Cost: Liability for Future Expenditures" relates to estimated future expenditures determined under the guidance of FASB No. 5, "Accounting for Contingencies". This amount, which relates to former manufactured gas plant sites was recorded as a deferred debit with the corresponding amount reflected in Current Liabilities and Deferred Credits and Other Non-Current Liabilities, as appropriate. The deferred debit is a regulatory asset under FASB No. 71, because the BPU's intent, as evidenced by its current practice, is to provide recovery sufficient to recover the deferred costs after they are expended.

        Annually, SJG files with the BPU to recover expended remediation costs in rates. The BPU has consistently allowed the full recovery over 7-year periods, and SJG believes this will continue. As of March 31, 1998, SJG's unamortized remediation expenditures of $20.9 million are reflected on the balance sheet under the caption "Regulatory and Other Non-Current Assets". Since BPU approval of the RAC mechanism in August 1992, SJG recovered $13.6 million as of March 31, 1998.

        On July 31, 1996 and 1997, SJG made its annual filings with the BPU to recover remediation costs expended during the period of August 1995 through July 1997 totaling $1.6 million. Both filings were subsequently updated and are still pending at the BPU.

        On September 9, 1997, SJG filed with the BPU to adjust rates by replacing the current State Gross Receipts and Franchise Tax components with a Sales and Use Tax, a Corporation Business Tax and a Transitional Energy Facilities Assessment (See "Liquidity"). Interim rates reflecting this change became effective January 1, 1998. The BPU is expected to approve final rates by July 1, 1998.

        In September 1996, SJG filed to reduce its rates through its 1996-1997 LGAC reflecting a $1.4 million decrease in natural gas costs. Updated projections of 1996-1997 LGAC year results were rolled into the 1997-1998 LGAC year and filed with the BPU.

        On September 12, 1997, updated projections of the 1996-1997 LGAC year results were rolled into the 1997-1998 LGAC year and filed with the BPU. The 1997-1998 LGAC filing requested a rate increase to reflect an increase of $4.7 million in natural gas costs inclusive of the 1996-1997 LGAC filing. This amount was updated to $7.5 million in May 1998. Both filings are still pending at the BPU.

        FASB No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", requires an accrual basis of accounting for retiree benefit payments during the years of employment. A December 1994 BPU order provided for partial recovery of costs associated with FASB No. 106 and prescribed continued deferral of unrecovered costs. Also, beginning in 1995, an external trust was established towards funding postretirement benefit costs. Rate recovery in excess of SJG's pay-as-you-go requirement is contributed to the trust and provides no operating benefit to SJG except to the extent that trust income reduces future net periodic cost. Deferred

                                   SJI-25

postretirement benefit costs will be recovered from ratepayers over a 15 year period beginning January 1, 1998, as approved by the BPU.

        On March 5, 1998, the BPU approved new rates related to appliance service charges, including a profit margin. The new rates are competitive with those of other service providers in New Jersey and are designed to increase earnings and cash flows to SJG over the current rates. The BPU also authorized SJG to institute new Appliance Service Contract plans effective April 1, 1998, including electric air conditioning repairs within its service territory.

        The Company is subject to claims which arise in the ordinary course of its business and other legal proceedings. As such, reserves are set up when these claims become apparent. The Company also maintains insurance and records probable insurance recoveries relating to outstanding claims.

        A group of Atlantic City casinos filed a petition with the BPU on January 16, 1996, alleging overcharges of over $10.0 million, including interest. Management believes that charges to the casinos were based on applicable SJG tariffs and that the casinos were not qualified under less expensive rate schedules as claimed. Management believes that the ultimate impact of these actions will not materially affect the Company's financial position, results of operations or liquidity.

Capital Resources

        The Company has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental cleanup costs. Net construction and remediation expenditures for the three months ended March 31, 1998 amounted to $10.0 million. The costs for 1998, 1999 and 2000 are estimated at approximately $70.9 million, $56.2 million and $48.7 million, respectively. These investments are expected to be funded from several sources, which may include cash generated by operations, temporary use of short-term debt, sale of first mortgage bonds, capital leases and RAC recoveries.

        On March 21, 1997, SJG sold $35.0 million of its First
Mortgage Bonds, 7.7% Series due 2027.

        On May 2, 1997, SJG's Delaware statutory trust subsidiary, SJG Capital Trust, sold $35.0 million of 8.35% SJG-Guaranteed Mandatorily Redeemable Preferred Securities. The Trust holds as its sole asset the 8.35% Deferrable Interest Subordinated Debentures issued by SJG maturing April 30, 2037. The Debentures and Preferred Securities are redeemable at the option of SJG at a redemption price equal to 100 percent of the principal amount at any time on or after April 30, 2002.

Inflation

        The ratemaking process provides that only the original cost of utility plant is recoverable in revenues as depreciation.
Therefore, the excess cost of utility plant, stated in terms of

                                   SJI-26

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


                                  SJI-27


                  PART II  --  OTHER INFORMATION


Item 1.   Legal Proceedings

        Information required by this Item is incorporated by reference to Part I, Item 1, Note 7, on pages 13, 14 and 15, excluding the first two paragraphs of the Note, regarding contingencies, including pending litigation and matters related to environmental remediation.


Item 6.   Exhibits and Reports on Form 8-K

        b. No reports on Form 8-K were filed during the quarter for which this report is filed.




                                   SJI-28


                                 SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       SOUTH JERSEY INDUSTRIES, INC.
                                (Registrant)



        Dated:  May 12, 1998      By:  /s/ David A. Kindlick
                                       David A. Kindlick
                                       Vice President, Financial
                                       Operations


        Dated:  May 12, 1998      By:  /s/ William J. Smethurst, Jr.
                                       William J. Smethurst, Jr.
                                       Assistant Secretary & Assistant
                                       Treasurer



                                   SJI-29


                       SOUTH JERSEY INDUSTRIES, INC.


                             Index to Exhibits


           Exhibit Number                     Description

                 27                  Financial Data Schedule

                                     (Submitted only in electronic format
                                     to the Securities and Exchange
                                     Commission).





                                   SJI-30