Form 10-Q
period 1998-06-30
SOUTH JERSEY INDUSTRIES INC
filed 1998-08-13
CIK 91928

Page 1 of 32


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended June 30, 1998      Commission File Number 1-6364


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

                             Yes  [X]      No  [ ]


        As of August 5, 1998, there were 10,775,697 shares of the registrant's common stock outstanding.


                            Exhibit Index on page 32


                                 - Cover Page -




                         PART I  -  FINANCIAL INFORMATION



             Item 1.  Financial Statements - See Pages 3 through 16








                                      SJI-2


                      SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED STATEMENTS OF CONSOLIDATED LOSS (UNAUDITED)
                         (In Thousands Except for Per Share Data)

                                                                  Three Months Ended
                                                                       June 30,
                                                            -----------------------------
                                                                1998             1997
                                                            ------------     ------------
OPERATING REVENUES:
  Utility                                                       $52,088          $58,326
  Nonutility                                                     19,590            3,986
                                                            ------------     ------------
      Total Operating Revenues                                   71,678           62,312
                                                            ------------     ------------
OPERATING EXPENSES:
  Gas Purchased for Resale                                       30,266           31,939
  Utility Operations                                             10,452            9,967
  Nonutility Operations                                          20,157            4,319
  Maintenance                                                     1,275            1,537
  Depreciation                                                    4,261            3,971
  Federal Income Taxes                                             (520)             337
  State, Local and Other Taxes                                    2,093            5,306
                                                            ------------     ------------
      Total Operating Expenses                                   67,984           57,376
                                                            ------------     ------------
OPERATING INCOME                                                  3,694            4,936
                                                            ------------     ------------
INTEREST CHARGES:
  Long-Term Debt                                                  3,711            3,920
  Short-Term Debt                                                   645              404
  Other                                                             120               96
                                                            ------------     ------------
      Total Interest Charges                                      4,476            4,420
                                                            ------------     ------------
PREFERRED DIVIDEND REQUIREMENTS OF SUBSIDIARY                       772              514
                                                            ------------     ------------
(LOSS) INCOME FROM CONTINUING OPERATIONS                         (1,554)               2

LOSS FROM DISCONTINUED OPERATIONS - NET                          (2,368)            (173)
                                                            ------------     ------------
NET LOSS APPLICABLE TO COMMON STOCK                             ($3,922)           ($171)
                                                            ============     ============
AVERAGE SHARES OF COMMON STOCK OUTSTANDING                       10,774           10,762
                                                            ============     ============
EARNINGS (LOSS) PER COMMON SHARE:
  Continuing Operations                                          ($0.14)           $0.00
  Discontinued Operations - Net                                   (0.22)           (0.02)
                                                            ------------     ------------
      Earnings (Loss) Per Common Share                           ($0.36)          ($0.02)
                                                            ============     ============
DIVIDENDS DECLARED PER COMMON SHARE                               $0.36            $0.36
                                                            ============     ============

The accompanying notes to the financial statements are an integral part of these statements.

                                      SJI-3


                      SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
                         (In Thousands Except for Per Share Data)

                                                                  Six Months Ended
                                                                       June 30,
                                                            -----------------------------
                                                                1998             1997
                                                            ------------     ------------
OPERATING REVENUES:
  Utility                                                      $160,432         $184,908
  Nonutility                                                     34,093            8,808
                                                            ------------     ------------
      Total Operating Revenues                                  194,525          193,716
                                                            ------------     ------------
OPERATING EXPENSES:
  Gas Purchased for Resale                                       91,308          101,809
  Utility Operations                                             20,408           19,777
  Nonutility Operations                                          35,258            9,205
  Maintenance                                                     2,870            3,008
  Depreciation                                                    8,433            7,860
  Federal Income Taxes                                            6,497            8,712
  State, Local and Other Taxes                                    8,441           18,485
                                                            ------------     ------------
      Total Operating Expenses                                  173,215          168,856
                                                            ------------     ------------
OPERATING INCOME                                                 21,310           24,860
                                                            ------------     ------------
INTEREST CHARGES:
  Long-Term Debt                                                  7,563            7,295
  Short-Term Debt                                                 1,187            1,777
  Other                                                             213              181
                                                            ------------     ------------
      Total Interest Charges                                      8,963            9,253
                                                            ------------     ------------
PREFERRED DIVIDEND REQUIREMENTS OF SUBSIDIARY                     1,545              557
                                                            ------------     ------------
INCOME FROM CONTINUING OPERATIONS                                10,802           15,050

DISCONTINUED OPERATIONS:
  Loss from Discontinued Operations - Net                        (2,596)            (197)
  Loss on the Disposal of Discontinued Operations - Net               0             (123)
                                                            ------------     ------------
NET INCOME APPLICABLE TO COMMON STOCK                            $8,206          $14,730
                                                            ============     ============
AVERAGE SHARES OF COMMON STOCK OUTSTANDING                       10,774           10,761
                                                            ============     ============
EARNINGS (LOSS) PER COMMON SHARE:
  Continuing Operations                                           $1.00            $1.40
  Discontinued Operations - Net                                   (0.24)           (0.03)
                                                            ------------     ------------
      Earnings Per Common Share                                   $0.76            $1.37
                                                            ============     ============
DIVIDENDS DECLARED PER COMMON SHARE                               $0.72            $0.72
                                                            ============     ============

The accompanying notes to the financial statements are an integral part of these statements.

                                      SJI-4


                             SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                                  CONDENSED CONSOLIDATED BALANCE SHEET
                                             (In Thousands)

                                                                     (Unaudited)
                                                                       June 30,           December 31,
                                                              -------------------------   -------------
                                                                  1998         1997           1997
                                                              ------------ ------------   -------------
ASSETS

PROPERTY, PLANT AND EQUIPMENT:
  Utility Plant, at original cost                                $644,734     $600,264        $621,415
    Accumulated Depreciation                                     (173,614)    (163,267)       (167,176)
  Nonutility Property and Equipment, at cost                        3,010        3,425           3,332
    Accumulated Depreciation                                         (991)      (1,036)         (1,033)
                                                              ------------ ------------   -------------
      Property, Plant and Equipment - Net                         473,139      439,386         456,538
                                                              ------------ ------------   -------------
INVESTMENT IN AFFILIATE                                               943        1,208             849
                                                              ------------ ------------   -------------
CURRENT ASSETS:
  Cash and Cash Equivalents                                         8,717       11,080          13,089
  Notes Receivable - Affiliate                                      2,550        2,700           4,561
  Accounts Receivable                                              38,619       34,146          35,947
  Unbilled Revenues                                                 3,102        3,552          17,263
  Provision for Uncollectibles                                     (1,257)      (1,557)         (1,530)
  Natural Gas in Storage, average cost                             19,827       15,038          23,877
  Materials and Supplies, average cost                              4,244        4,046           4,509
  Assets of Discontinued Businesses Held for Disposal                 936          637             622
  Prepaid State and Local Taxes                                    15,344       10,980             566
  Prepayments and Other Current Assets                              2,696        2,131           1,862
                                                              ------------ ------------   -------------
      Total Current Assets                                         94,778       82,753         100,766
                                                              ------------ ------------   -------------
ACCOUNTS RECEIVABLE - MERCHANDISE                                   2,080        2,373           1,998
                                                              ------------ ------------   -------------
REGULATORY AND OTHER NON-CURRENT ASSETS:
  Environmental Remediation Costs:
    Expended - Net                                                 21,301       17,060          21,041
    Liability for Future Expenditures                              50,697       52,400          52,400
  Gross Receipts & Franchise Taxes                                  3,806        4,250           4,028
  Income Taxes - Flowthrough Depreciation                          13,510       14,488          13,999
  Deferred Fuel Costs - Net                                             0            0           3,674
  Deferred Postretirement Benefit Costs                             5,837        5,705           6,150
  Other                                                             8,188        8,422           9,158
                                                              ------------ ------------   -------------
      Total Regulatory and Other Non-Current Assets               103,339      102,325         110,450
                                                              ------------ ------------   -------------
            TOTAL ASSETS                                         $674,279     $628,045        $670,601
                                                              ============ ============   =============

The accompanying notes to the financial statements are an integral part of these statements.

                                      SJI-5


                             SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                                  CONDENSED CONSOLIDATED BALANCE SHEET
                                             (In Thousands)

                                                                     (Unaudited)
                                                                       June 30,           December 31,
                                                              -------------------------   -------------
                                                                  1998         1997           1997
                                                              ------------ ------------   -------------
CAPITALIZATION AND LIABILITIES

COMMON EQUITY:
  Common Stock                                                    $13,469      $13,454         $13,464
  Premium on Common Stock                                         111,179      110,750         110,997
  Retained Earnings                                                49,487       55,725          49,038
                                                              ------------ ------------   -------------
      Total Common Equity                                         174,135      179,929         173,499
                                                              ------------ ------------   -------------
PREFERRED STOCK AND SECURITIES OF SUBSIDIARY:
  Redeemable Cumulative Preferred Stock:
    South Jersey Gas Company, Par Value $100 per share
      Authorized - 46,404, 47,304 and 47,304 shares
      Outstanding Shares:
        Series A, 4.70%--2,100, 3,000 and 3,000 shares                210          300             300
        Series B, 8.00%--19,242 shares                              1,924        1,924           1,924
    Company-Guaranteed Mandatorily Redeemable
     Preferred Securities of Subsidiary Trust:
     Par Value $25 per share, 1,400,000 shares
     Authorized and Outstanding                                    35,000       35,000          35,000
                                                              ------------ ------------   -------------
      Total Preferred Stock and Securities of Subsidiary           37,134       37,224          37,224
                                                              ------------ ------------   -------------
LONG-TERM DEBT                                                    166,853      178,403         176,360
                                                              ------------ ------------   -------------
CURRENT LIABILITIES:
  Notes Payable                                                    72,675       14,500          45,900
  Current Maturities of Long-Term Debt                              8,876        8,960           8,994
  Accounts Payable                                                 34,774       28,480          49,142
  Customer Deposits                                                 5,815        5,918           5,871
  Environmental Remediation Costs                                  17,837        7,735          16,511
  Federal Income Taxes Accrued                                       (582)       2,928             884
  State and Local Taxes Accrued                                     1,652        1,276             470
  Interest Accrued and Other Current Liabilities                   10,532        8,462          12,007
                                                              ------------ ------------   -------------
      Total Current Liabilities                                   151,579       78,259         139,779
                                                              ------------ ------------   -------------
DEFERRED CREDITS AND OTHER NON-CURRENT
 LIABILITIES:
  Deferred Income Taxes - Net                                      82,686       77,030          78,631
  Investment Tax Credits                                            5,434        5,827           5,632
  Deferred Revenues - Net                                             979        6,125               0
  Pension and Other Postretirement Benefits                        11,535       11,694          11,747
  Environmental Remediation Costs                                  37,871       46,655          40,511
  Other                                                             6,073        6,899           7,218
                                                              ------------ ------------   -------------
      Total Deferred Credits and Other Non-Current
       Liabilities                                                144,578      154,230         143,739
                                                              ------------ ------------   -------------
COMMITMENTS AND CONTINGENCIES

      TOTAL CAPITALIZATION AND LIABILITIES                       $674,279     $628,045        $670,601
                                                              ============ ============   =============

The accompanying notes to the financial statements are an integral part of these statements.

                                      SJI-6

                            SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
                                            (In Thousands)

                                                                              Six Months Ended
                                                                                   June 30,
                                                                        -----------------------------
                                                                            1998             1997
                                                                        ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income Applicable to Common Stock                                      $8,206          $14,730
  Adjustments to Reconcile Net Income to Cash Flows Provided by
   Operating Activities:
    Depreciation and Amortization                                             9,411            9,025
    Provision for Losses on Accounts Receivable                                 466              425
    Revenues and Fuel Costs Deferred - Net                                    4,653            6,529
    Deferred and Non-Current Federal Income Taxes and Credits - Net           4,582            1,624
    Environmental Remediation Costs - Net                                       129           (1,494)
    Net Pre-Tax Loss on the Disposal of Discontinued Operations                   0              189
    Changes in:
      Accounts Receivable                                                    10,668           18,578
      Inventories                                                             4,315            7,668
      Prepayments and Other Current Assets                                     (834)            (358)
      State and Local Taxes - Net                                           (13,596)         (11,527)
      Accounts Payable and Other Accrued Liabilities                        (17,365)         (25,248)
  Other - Net                                                                  (683)           1,827
                                                                        ------------     ------------
      Net Cash Provided by Operating Activities                               9,952           21,968
                                                                        ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Repayment of Loan to Affiliate                                              2,011              100
  Proceeds from the Sale of Assets - Net                                          0            3,487
  Capital Expenditures, Cost of Removal and Salvage                         (25,733)         (23,691)
                                                                        ------------     ------------
      Net Cash Used in Investing Activities                                 (23,722)         (20,104)
                                                                        ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Borrowings from (Repayments of) Lines of Credit                        26,775          (93,800)
  Proceeds from Issuance of Long-Term Debt                                        0           35,485
  Principal Repayments of Long-Term Debt                                     (9,625)          (4,461)
  Dividends on Common Stock                                                  (7,757)          (7,748)
  Repurchase of Preferred Stock                                                 (90)             (90)
  Proceeds from Sale of Common Stock                                            122              140
  Proceeds from the Issuance of Preferred Securities                              0           35,000
  Payments for Issuance of Long-Term Debt and Preferred Securities              (27)          (2,215)
                                                                        ------------     ------------
      Net Cash Provided by (Used in) Financing Activities                     9,398          (37,689)
                                                                        ------------     ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (4,372)         (35,825)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             13,089           46,905
                                                                        ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $8,717          $11,080
                                                                        ============     ============

The accompanying notes to the financial statements are an integral part of these statements.

                                      SJI-7

   Notes to Condensed Consolidated Financial Statements (Unaudited)


Note 1.  Summary of Significant Accounting Practices:

     Consolidation

     The condensed consolidated financial statements include the accounts of South Jersey Industries, Inc. (SJI) and all of its subsidiaries. Some intercompany transactions of approximately $.1 million for the three month period and $1.9 million for the six month period ended June 30, 1997 were not required to be eliminated. Those amounts were capitalized to utility plant or environmental remediation costs on South Jersey Gas Company's
(SJG) books of account. SJG recovers those amounts through the rate-making process (See Note 7). SJI eliminated all other significant intercompany accounts and transactions. Some reclassifications of previously reported amounts were made to conform with classifications for the current year. In the company's opinion, the condensed consolidated financial statements reflect all adjustments needed to fairly present SJI's financial position and operating results at the dates and for the periods presented. SJI's businesses are subject to seasonal fluctuations and, accordingly, this interim financial information should not be the basis for estimating the full year's operating results.

     Estimates and Assumptions

     SJI prepares its financial statements to conform with generally accepted accounting principles. This requires the company to make estimates and assumptions affecting the amounts reported in the financial statements and related disclosures. Therefore, actual results may differ from those estimates.

     New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board (FASB) issued FASB No. 131, "Disclosures about Segments of an
Enterprise and Related Information," which is also effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting selected information about operating segments in SJI's interim and annual financial statements. SJI is evaluating whether adopting this statement will change the company's presentation of financial information.
 SJI adopted FASB No. 131 effective January 1, 1998; however, as permitted by this statement, the company will not report segment information in interim financial statements until 1999.

     State and Local Taxes

     New Jersey adopted legislation reforming energy taxation effective July 14, 1997. The new law eliminates the Gross
Receipts & Franchise Tax (GRAFT), amounting to approximately 13%

                                  SJI-8

of utility revenue, and replaces it with a combination of taxes. Beginning January 1, 1998, retail sales of natural gas and electricity and utility services, including transportation, are subject to the 6% State Sales and Use Tax (SUT). Gas and electric utilities are also subject to the 9% State Corporation Business Tax (CBT) on income before taxes. To bridge the revenue gap created by the new tax law, the State imposed a Transitional Energy Facilities Assessment (TEFA) on volumes of gas sold and transported. The TEFA will be phased out over five years beginning January 1, 1999 and ending January 1, 2003. The revised tax policy is expected to eliminate tax differences between utility and nonutility suppliers, providing fair competition and lower energy costs for consumers. Adopting the new legislation does not materially affect the company's financial position, operating results or liquidity. However, since the SUT is not included in reported utility revenues or tax expense as GRAFT was previously, there are equal reductions in these line items on the Condensed Statements of Consolidated Income.

Note 2.  Divestitures:

     In December 1996, Energy & Minerals, Inc. (EMI), an SJI subsidiary, sold the common stock of The Morie Company, Inc. (Morie), its sand mining and processing subsidiary, in a cash transaction for approximately $55.3 million. The sale price was subject to usual post-closing adjustments which were recorded in December 1997. This resulted in a downward adjustment of $0.6 million.

     In December 1996, SJI developed a formal plan to discontinue the operations of its construction and environmental services business, R&T Group, Inc. (R&T) and its five subsidiaries. As a result, SJI recognized a net loss of $2.4 million, net of applicable income tax credits of $1.3 million, on the planned disposition of R&T's assets. Additionally, in two separate sales on January 9, 1997 and on April 4, 1997, R&T sold all of its operating assets, except some real estate. Total proceeds from these sales, approximately $3.5 million, approximated the net book value of the assets at the sale date. SJI included associated disposal costs of $189,500, or $123,200 after taxes, in the Condensed Statements of Consolidated Income for the six months ended June 30, 1997 under the caption "Loss on the Disposal of Discontinued Operations - Net."

     In 1997 and 1998, additional testing was done to estimate the cost of environmental cleanup of properties owned by South
Jersey Fuel, Inc. (SJF), a subsidiary of EMI, from its previously operated fuel oil business. Also in 1997, SJI created SJ EnerTrade, Inc. (EnerTrade) as a SJI subsidiary to assume SJF's gas marketing activity, including its affiliation with South Jersey Resources Group, LLC (SJRG). The gas marketing activities are shown as part of continuing operations.
 SJI reports the environmental remediation activity related to properties used in the previously operated fuel oil business as part of discontinued operations. This is consistent with the reporting in previous years of other costs related to the discontinued fuel oil business (See Note 7).

                                  SJI-9

     Summarized operating results of all discontinued operations were (in thousands):

                                    Three Months Ended       Six Months Ended
                                         June 30,                June 30,
                                   --------------------    -------------------
                                     1998       1997         1998       1997
                                   ---------  ---------    ---------  --------
Operating Revenues:
    Construction                        $17     $1,199          $42    $4,354
                                   =========  =========    =========  ========
(Loss) Income before Income
 Taxes:
    Sand Mining                     ($3,222)      ($36)     ($3,515)     ($11)
    Construction                       (383)      (103)        (454)     (100)
    Fuel Oil                            (11)      (136)         (24)     (232)
Income Tax Credits                    1,248        102        1,397       146
                                   ---------  ---------    ---------  --------
      Loss from Discontinued
       Operations                   ($2,368)     ($173)     ($2,596)    ($197)
                                   =========  =========    =========  ========
      Loss per Common Share from
       Discontinued Operations       ($0.22)    ($0.02)      ($0.24)   ($0.02)
                                   =========  =========    =========  ========


Note 3.  Common Stock:

     The company has 20,000,000 shares of common stock authorized of which the following shares were issued and outstanding:


                                            1998          1997
                                         ----------    ----------
Beginning Balance, January 1             10,771,413    10,756,679
Issued During Period:
    Employees' Stock Ownership Plan           2,812         3,711
    Stock Option and Stock Appreciation
      Rights Plan                             1,472         3,060
                                         ----------    ----------
Ending Balance, June 30,                 10,775,697    10,763,450
                                         ==========    ==========


     SJI credited the par value ($1.25 per share) of the stock issued in 1998 and 1997 to common stock and credited the net excess over par value of $182,419 and $207,658 for the six months ended June 30, 1998 and 1997, respectively, to Premium on Common Stock.

                                  SJI-10

     The pro forma effect of adopting the fair value based method of accounting on net income and earnings per share according to FASB No. 123 would be immaterial for the three and six months ended June 30, 1998 and 1997.

     Stock Option and Stock Appreciation Rights Plan

     Under this plan, SJI may not issue more than 306,000 total shares to officers and other key employees of the company and its subsidiaries. SJI will not grant options or stock appreciation rights under the plan after January 23, 2007. At June 30, 1998 and 1997, SJI had 6,530 and 31,930 options outstanding, respectively, exercisable at prices from $17.89 to $24.69. During the six months ended June 30, 1997, employees exercised 3,060 options at $17.89 per share. In addition, during 1998, employees surrendered 6,530 options for 1,472 shares. SJI did not grant any options in 1998 and no stock appreciation rights were issued under the plan. The stock options outstanding at June 30, 1998 and 1997 did not effect the earnings per share calculations.

     Dividend Reinvestment and Stock Purchase Plan (DRP) and
     Employees' Stock Ownership Plan (ESOP)

     Currently, SJI purchases shares of common stock offered through the DRP in the open market. SJI directly issues all shares offered through the ESOP. As of June 30, 1998, SJI reserved
139,772 and 32,559 shares of authorized, but unissued, common stock for future issue to the DRP and ESOP, respectively.

     Directors' Restricted Stock Plan

     On September 20, 1996, SJI's board of directors adopted a restricted stock plan. Under this plan, SJI granted an initial award of 13,800 shares on December 4, 1996, at a market value of $24.00 per share. The plan also provides annual awards and, in December 1997 and 1996, respectively, the company granted 450 and 600 additional shares. Initial awards will vest over five years, with 20% of those awards vesting each year. Annual awards will vest on the third anniversary of each award. Shares issued as restricted stock are held by SJI until the attached restrictions lapse. The market value of the stock on the date granted is recorded as compensation expense over the applicable vesting period.

     Shareholder Rights Plan

     On September 20, 1996, SJI's board of directors adopted a shareholder rights plan providing for the distribution of one right for each share of common stock outstanding on October 11, 1996. Each entitles its holder to purchase 1/1000 of one share of Series A Stock at an exercise price of $90.

     When a person or group acquires 10% or more of SJI's common stock, each of the rights (except for those held by the 10% holder) entitles the holder to purchase that number of shares of

                                  SJI-11

the company's common stock, or common stock of the acquiring company at a market value equal to two times the exercise price.

     SJI may redeem the rights for $.001 per right at any time prior to the time the acquiring person or group reaches the 10% threshold. The rights will expire if not exercised or redeemed by September 20, 2006.

Note 4.  Retained Earnings:

     Some restrictions exist under various loan agreements regarding the amount of cash dividends or other distributions that may be paid on SJG's common stock. SJI's total equity in its subsidiaries' retained earnings which is free of these restrictions was approximately $47.6 million as of June 30, 1998.

Note 5.  Regulatory Matters:

     On July 31, 1996 and 1997, SJG filed with the BPU to recover remediation costs expended from August 1995 through July 1997 totaling $1.6 million. Both filings were subsequently updated and are still pending at the BPU (See Note 7).

     On January 27, 1997, the BPU granted SJG a total rate increase of $10.3 million. The $6.0 million base rate portion of the increase was based on a 9.62% rate of return on rate base, which included an 11.25% return on common equity. The majority of this increase comes from residential and small commercial customers. Part of the increase is recovered from new miscellaneous service fees which charge specific customers for costs they cause SJG to incur. Additionally, SJG's threshold for sharing pre-tax margins generated by interruptible and off-system sales and transportation was increased from $4.0 million to $5.0 million. SJG keeps 100% of pre-tax margins up to this level and 20% of such margins above that level. Later in 1997, the $5.0 million threshold was increased by $500,000 which is the annual revenue requirement associated with the completion of construction on a specified pipeline interconnection. In late 1998, this $5.5 million threshold will increase by another $1.9 million, also representative of the annual revenue requirement associated with major construction projects.

     As part of the tariff changes approved in the rate case, SJG began its pilot program in April 1997, giving residential customers a choice of gas supplier. During the enrollment period, which ended June 30, 1997, nearly 13,000 residential customers applied for this service. SJG began transporting gas for these customers on August 1, 1997. Participant's bills are reduced for cost of gas charges and applicable taxes. The resulting decrease in revenues is offset by a corresponding decrease in gas costs and taxes under SJG's BPU-approved fuel clause. On June 26, 1998, the BPU expanded the number of participants to 25,000. The program results in a reduction in Utility Revenues. However, the program does not affect the company's net income, financial condition or margins. Also, SJG further expanded the choices available to commercial and industrial customers, including a new transportation tariff providing savings to qualified customers.

                                  SJI-12

     On May 13, 1997, SJG filed to recover additional postretirement benefit costs of approximately $1.3 million annually. This recovery was approved on December 17, 1997 and began January 1, 1998.

     On September 9, 1997, SJG filed with the BPU to adjust rates by replacing the GRAFT with SUT, CBT and TEFA components. The new rates became effective January 1, 1998 on an interim basis and were made final effective July 13, 1998.

     In September 1996, SJG filed to reduce its rates through its 1996-1997 Levelized Gas Adjustment Clause (LGAC) reflecting a $1.4 million decrease in natural gas costs. Updated results from the 1996-1997 LGAC year were rolled into the 1997-1998 LGAC which was filed with the BPU in September 1997.

     On September 12, 1997, SJG made its annual LGAC, Temperature Adjustment Clause (TAC) and Demand Side Management Clause (DSMC) filings with the BPU. The LGAC and the DSMC cover the period November 1997 through October 1998. The TAC period runs from October 1 through May 31. In this filing, the company requested a $4.7 million increase in the annual LGAC recovery which includes the 1996-1997 LGAC year results referred to above. SJG updated this amount to $7.5 million in May 1998 due to increased actual gas costs as compared to original projections filed with the BPU. The company also requested resolution of the 1996-1997 filing along with this filing. Both filings are still pending at the BPU.

     On March 5, 1998, the BPU approved new rates related to appliance service, including a profit margin. The new rates are competitive with those of other service providers in New Jersey and are designed to increase earnings and cash flows to SJG over the current rates. The BPU also authorized SJG to institute new appliance service contract plans and an electric air conditioning repair charge in April 1998.

Note 6.  State, Local and Other Taxes:

     The total expense for state, local and other taxes reflected in the Condensed Statements of Consolidated Income for the three and six months ended June 30, 1998 and 1997 are shown below (in thousands):

                                  SJI-13



                                Three Months Ended         Six Months Ended
                                     June 30,                  June 30,
                              -----------------------   ---------------------
                                 1998        1997          1998       1997
                              ----------- -----------   ---------- ----------
CBT - Net                            $72          $0       $2,493        $25
TEFA                               1,148           0        4,361          0
GRAFT                                110       4,544          (97)    16,727
Other Taxes                          763         762        1,684      1,733
                              ----------- -----------   ---------- ----------
      Total State, Local and
       Other Taxes                $2,093      $5,306       $8,441    $18,485
                              =========== ===========   ========== ==========


     During the three and six months ended June 30, 1998, SJG recorded an additional $2.6 million and $7.6 million, respectively, for SUT on utility services through its Condensed
Consolidated Balance Sheet which does not impact reported revenues or tax expense (See Note 1).

Note 7.  Commitments and Contingencies:

     Construction Commitments

     The estimated cost of construction and environmental remediation programs for the company and its subsidiaries in 1998 will total $73.4 million. SJI has made certain commitments regarding these programs.

     Gas Supply Contracts

     SJG has entered into long-term contracts for natural gas supplies, firm transportation, and gas storage service. The earliest that any of the gas supply contracts expires is 1999. All of the transportation and storage service agreements between SJG and its interstate pipeline suppliers were made under Federal Energy Regulatory Commission (FERC) approved tariffs. SJG's cumulative obligation for demand charges and reservation fees paid to its suppliers for all of these services is approximately $4.9 million per month. SJG recovers this on a current basis through the LGAC.

     Pending Litigation

     SJI is subject to claims which arise in the ordinary course of business and other legal proceedings. The company sets up reserves when these claims become apparent. SJI also maintains insurance and records probable insurance recoveries relating to outstanding claims.

                                  SJI-14

     A group of Atlantic City casinos filed a petition with the BPU in 1996 alleging overcharges of over $10.0 million, including interest. Management believes that charges to the casinos were based on applicable SJG tariffs and that the casinos were not qualified under less expensive rate schedules, as claimed. Management believes that the ultimate impact of these actions will not materially affect the company's financial position, operating results or liquidity.

     Environmental Remediation Costs

     SJI incurred and recorded costs for environmental cleanup of sites where SJG or predecessor companies operated gas manufacturing plants. SJG terminated manufactured gas operations at all sites more than 35 years ago. SJI and some of its nonutility subsidiaries also recorded costs for environmental cleanup of sites where SJF previously operated a fuel oil business and Morie maintained equipment, fueling stations and storage.

     Since the early 1980s, SJI has recorded environmental cleanup costs of $97.5 million. The company has spent $41.8 million as of June 30, 1998. SJG, with the assistance of an outside consulting firm, estimates that future costs to clean up the sites will range from $50.7 million to $150.6 million. The company recorded the lower end of this range as a liability. It is reflected on the Condensed Consolidated Balance Sheet under the captions "Current Liabilities" and "Deferred Credits and Other Non-Current Liabilities." SJG's recorded environmental cleanup costs do not directly affect earnings because those costs are deferred and recovered through rates over 7-year amortization periods as allowed by the BPU. SJG did not adjust the accrued liability for future insurance recoveries, which the company is pursuing. SJG received $4.2 million of insurance recoveries as of June 30, 1998. SJG used these proceeds to offset related legal fees and to reduce the balance of deferred environmental cleanup costs. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site specific requirements.

     The major portion of recorded environmental costs relate to the cleanup of SJG's former gas manufacturing sites. SJG recorded
$90.8 million for the remediation of these sites and spent $40.1 million through June 30, 1998.

     As a result of the 7-year Remediation Adjustment Clause (RAC) recovery mechanism, SJG does not expense environmental cleanup costs when incurred. Rather, costs to be recovered are deferred. SJG has two regulatory assets associated with environmental cost. The first regulatory asset is titled
"Environmental Remediation Cost: Expended - Net." These expenditures represent what was actually spent to clean up former gas manufacturing plant sites. These costs meet the requirements of FASB No. 71, "Accounting for the Effects of Certain Types of Regulation." The BPU allowed SJG to recover

                                  SJI-15

these expenditures through July 1995 and petitions to recover these costs through July 1997 are pending.

     The other regulatory asset titled "Environmental Remediation
Cost: Liability for Future Expenditures" relates to estimated future expenditures determined under the guidance of FASB No. 5, "Accounting for Contingencies." This amount, which relates to former manufactured gas plant sites, was recorded as a deferred debit with the corresponding amount reflected in Current Liabilities and Deferred Credits and Other Non-Current Liabilities. The deferred debit is a regulatory asset under FASB No. 71 because the BPU's intent, as evidenced by its current practice, is to allow SJG to recover the deferred costs after they are expended.

     SJG files with the BPU to recover these costs in rates through its RAC. The BPU has consistently allowed the full recovery over 7-year periods, and the company believes this will continue. As of June 30, 1998, SJG's unamortized cleanup costs of $21.3 million are reflected on the balance sheet under the caption "Regulatory and Other Non-Current Assets." Since BPU approval of the RAC in August 1992, SJG recovered $14.6 million through rates as of June 30, 1998.

     With Morie's sale, EMI assumed responsibility for environmental liabilities which the company estimates range between $3.4 million and $19.9 million. The information available on these sites is sufficient only to establish a range of probable liability and no point within the range is more likely than any other. Therefore, EMI continues to accrue the lower end of the range.

     Based on testing performed in 1997 and 1998, SJF, whose operations were discontinued, and SJI have also estimated their potential exposure for the future cleanup of four sites where fuel oil operations existed years ago. Estimates for SJI's site range between $0.3 million and $1.0 million while SJF's estimated liability ranges from $1.3 million to $3.7 million for its three sites. The lower end of these ranges were recorded. They are reflected in Current Liabilities and Deferred Credits and Other Non-Current Liabilities as of June 30, 1998.

Note 8.  Subsequent Event:

     On July 10, 1998, SJG filed a petition with the BPU requesting authority to establish a Medium Term Note (MTN) program. The petition requests authority to issue $100 million of MTN's through December 2001. The net proceeds of this MTN program will be used to retire short-term debt and to fund capital expenditures.

                                  SJI-16


     Item 2.   Management's Discussion and Analysis of Results of
                  Operations and Financial Condition


Overview

     South Jersey Industries, Inc. (SJI) has three operating subsidiaries, South Jersey Gas Company (SJG); South Jersey
Energy Company (SJE); and SJ EnerTrade, Inc. (EnerTrade). SJG is a natural gas distribution company serving 263,678 customers at June 30, 1998, compared with 257,449 customers at June 30, 1997. EnerTrade, formed in October 1997, provides services for the sale of natural gas to energy marketers, electric and gas utilities, and other wholesale users in the mid-Atlantic and southern regions of the country. SJE provides services for the acquisition and transportation of natural gas for retail end users, buys and sells electricity in the wholesale market and markets total energy management services. The results of operations of SJI's non-regulated energy service companies, SJE and EnerTrade, are not material to its financial statements taken as a whole.

Forward-Looking Statements

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

     There are a number of factors that could cause the company's actual results to differ materially from those anticipated, which include, but are not limited to, the following: general economic conditions on an international, federal, state and local level; weather conditions in the company's marketing areas; regulatory and court decisions; competition in the company's regulated and deregulated activities; the availability and cost of capital; the company's ability to maintain existing and/or establish successful new alliances and joint ventures to take advantage of marketing opportunities; costs and effects of unanticipated legal proceedings and environmental liabilities; and changes in business strategies.

Competition

     SJG's franchises are non-exclusive. Currently no other utility provides retail gas distribution services within its territory.
SJG does not expect any other utilities to do so in the foreseeable future because of the extensive investment required for utility plant and related costs. SJG competes with oil, propane and electricity suppliers for residential, commercial and industrial users. The market for natural gas sales is subject to competition as a result of deregulation. SJG has

                                  SJI-17

enhanced its competitive position while maintaining its margins by using an unbundled tariff which allows the company to recover its full cost of service, except for the variable cost of the gas commodity, when engaging in the transportation of gas for its customers. Under this tariff, SJG derives substantially all of its profits from the transportation rather than the sale of the commodity. SJG's commercial and industrial customers can choose their supplier while SJG recovers its cost of service and fixed gas costs primarily through its transportation service.
In April 1997, SJG initiated its New Jersey Board of Public
Utilities (BPU) approved pilot program giving some residential customers a choice of gas suppliers (See "Pilot Program - Choice of Gas Supplier"). SJG believes it has been a leader in addressing the changing marketplace, while maintaining its focus on being a low-cost provider of natural gas and energy services.
SJE and EnerTrade actively arrange energy services designed to provide low-cost energy supplies in a highly competitive marketplace.

Pilot Program - Choice of Gas Supplier

     In April 1997, SJG initiated its BPU-approved pilot program giving residential customers a choice of gas supplier. During the enrollment period, which ended June 30, 1997, nearly 13,000 residential customers applied to be supplied with gas by third party gas marketers. In June 1998, the duration of the pilot program was extended to July 31, 1999 and the scope was approximately doubled to 25,000 customers (See Regulatory Matters). Participants' bills are reduced for certain cost of gas charges and applicable taxes. The resulting decrease in revenues is offset by a corresponding decrease in SJG's gas costs and taxes under SJG's BPU-approved fuel clause. The program does not affect its net income, financial condition or margins.

Energy Adjustment Clauses

     SJG's tariff includes a Levelized Gas Adjustment Clause (LGAC), a Temperature Adjustment Clause (TAC), a Remediation Adjustment Clause (RAC) and a Demand Side Management Clause (DSMC). These clauses permit adjustments for changes in gas supply costs, reduce the impact of extreme fluctuations in temperatures on SJG and its customers, recover costs for the remediation of former gas manufacturing plants and recover costs associated with its conservation plan, respectively. The BPU-approved LGAC, RAC and DSMC adjustments are made to match revenues and expenses. TAC adjustments do affect revenue, income and cash flows since extremely cold weather can generate credits to customers, while extremely warm weather during the winter season can result in additional billings to customers. TAC adjustments related to the 1997-1998 TAC year did not materially impact the financial statements for 1998.

Status of Year 2000 Conversion

     The company prepared a Year 2000 Impact and Assessment study and developed a plan for program modification. An outside service was used to identify both informational and logic date variables within the programming codes. This service was completed and expensed in 1997. Presently, the company is revising the affected programming codes. As of June 30, 1998,

                                  SJI-18

approximately 38% of the programming code is revised. All revisions are scheduled to be completed by early 1999, providing the remainder of 1999 for testing. The conversion costs are estimated at $0.4 million of which approximately $0.15 million was spent as of June 30, 1998. Vendors who provide third party software have been contacted and 26 of 35 have indicated that they are now compliant. The company is also in the process of securing written verification from its key product and service vendors to ensure their compliance. Based upon the nature of SJI's operating and information systems and the current advanced state of planning and remediation, the company does not anticipate any material difficulty in completing full year 2000 compliance and that any problems that do arise are expected to be immaterial or insignificant.

Results of Operations - Three and Six Months Ended June 30, 1998
Compared to Three and Six Months Ended June 30, 1997

Operating Revenues - Utility

     Revenues decreased $6.2 million for the second quarter and $24.5 million for the first six months of 1998 as compared to the same periods in 1997. These decreases were primarily due to lower firm sales resulting from weather which was warmer than 1997 and state tax reform which lowered the tax component contained in reported revenue, effective January 1, 1998, with an offsetting reduction in State, Local and Other Taxes (See Notes 1 and 6). Weather in 1998 was 29.1% and 16.0% warmer for the three and six month periods, respectively, compared with the prior year periods. Also, increased firm transportation service replaced firm sales. These results were partially offset by increased off-system sales and customer growth. The revenue from transportation excludes commodity costs (See Competition). As SJG's profits are from the transportation rather than the sale of commodity, the migration of customers to firm transportation does not lower SJG's margin. Total sales margin decreased in 1998 due to lower sales volumes and decreased margins on off-system sales, partially offset by the effect of the addition of 6,200 new customers since the end of the second quarter of 1997.

Operating Revenues - Nonutility

     Nonutility operating revenues increased $15.6 million and $25.3 million for the three and six month periods ending June 30, 1998, respectively, compared with the comparable 1997 periods principally due to increased gas commodity sales and sales of electricity in the wholesale market.

Gas Purchased for Resale

     Gas purchased for resale decreased $1.7 million and $10.5 million for the three and six month periods ending June 30, 1998 compared with the comparable 1997 periods principally due to weather related decreased sales volumes. Sources of gas supply include both contract and open-market purchases. SJG is responsible for securing and maintaining its own gas supplies to serve its customers.

     SJG has entered into long-term contracts for natural gas supplies, firm transportation, and firm gas storage service. The earliest expiration of any of these contracts is October 1998. SJG does not intend to renew that contract. All of the

                                  SJI-19

transportation and storage service agreements between SJG and its interstate pipeline suppliers are provided under tariffs approved by the Federal Energy Regulatory Commission. SJG's cumulative obligation for demand charges and reservation fees for all of these services is approximately $4.9 million per month, which is recovered on a current basis through its LGAC.

Operations

     A summary of net changes in utility operations for 1998 compared with 1997 is as follows (in thousands):


                                               Period Ended June 30,
                                           -----------------------------
                                           Three Months     Six Months
                                           1998 vs. 1997   1998 vs. 1997
                                           -------------   -------------

Other Production Expense                             $7              $3
Transmission                                          6              19
Distribution                                        (78)           (209)
Appliance Service                                   244             228
Customer Accounts and Services                      124             285
Sales                                                 4              (9)
Administration and General                          150             351
Other                                                28             (37)
                                           -------------   -------------
                                                   $485            $631
                                           =============   =============


     Distribution costs decreased for both comparative periods in 1998 principally due to decreased meter exchange activity. Appliance Service expenses increased in the comparisons due to expenditures on advertising. Customer Accounts and Services costs increased in 1998 principally due to an increase in payroll expense. Administrative and General costs increased in 1998 principally due to increased employee benefits costs.

Other Operating Expenses

     A summary of principal changes in other consolidated operating expenses for 1998 compared with 1997 is as follows (in thousands):

                                  SJI-20


                                               Period Ended June 30,
                                           -----------------------------
                                           Three Months     Six Months
                                           1998 vs. 1997   1998 vs. 1997
                                           -------------   -------------

Nonutility Operations                           $15,838         $26,053
Maintenance                                        (262)           (138)
Depreciation                                        290             573
Federal Income Taxes                               (857)         (2,215)
State, Local and Other Taxes                     (3,213)        (10,044)


     Changes in nonutility operations principally reflect the impact of sales volumes and commodity costs, including, in 1998, sales of electricity in the wholesale market. The decrease in maintenance expense is principally due to utility production plant maintenance, which includes the amortization of environmental remediation costs (such decreases are offset by lower revenue recovery under SJG's RAC). Depreciation is higher principally due to increased investment in property, plant and equipment. Federal Income Tax changes reflect the impact of changes in pre-tax income. State, Local and Other Taxes decreased because of the energy tax reform legislation discussed under Operating Revenues - Utility.

Interest Charges

     Interest charges increased slightly in the second quarter of 1998 versus the comparable 1997 period as higher levels of short-term debt were not completely offset by reductions of long-term debt. Interest charges for the six month period of 1998 decreased compared to 1997 as lower average levels of short-term debt carried throughout the period did not offset higher average levels of long-term debt outstanding throughout the period.

Preferred Dividend Requirements of Subsidiary

     Preferred Dividends increased in 1997 due to the issuance of $35.0 million of 8.35% SJG-guaranteed Mandatorily Redeemable
Preferred Securities in May 1997 (See Capital Resources).

Discontinued Operations

     Loss from discontinued operations increased $2.2 million in the second quarter and $2.4 million for the first six months of 1998 compared to comparable periods in 1997 principally due to a product liability settlement and increased remediation costs.

                                  SJI-21

Net Income Applicable to Common Stock

     Net Income (in thousands) and earnings per common share reflect the following changes:

                                               Period Ended June 30,
                                           -----------------------------
                                           Three Months     Six Months
                                           1998 vs. 1997   1998 vs. 1997
                                           -------------   -------------

Income from Continuing Operations
 (Decrease)                                     ($1,556)        ($4,248)
Loss from Discontinued Operations - Net          (2,195)         (2,399)
Reduction in Loss on Disposal of
 Discontinued Operations                              0             123
                                           -------------   -------------
      Net Income Decrease                       ($3,751)        ($6,524)
                                           =============   =============

Earnings per Common Share:
  Continuing Operations                          ($0.14)         ($0.40)
  Discontinued Operations - Net                   (0.20)          (0.21)
                                           -------------   -------------
      Earnings per Share Decrease                ($0.34)         ($0.61)
                                           =============   =============


     The details affecting the decrease in net income and earnings per share are discussed under the appropriate captions above.
The per common share amounts were also impacted by an increase in average shares of common stock outstanding.

Liquidity

     The seasonal nature of gas operations, the timing of construction and remediation expenditures and related permanent financing, as well as mandated tax and sinking fund payment dates require large short-term cash requirements. These are generally met by cash from operations and short-term lines of credit. The company maintains short-term lines of credit with a number of banks, aggregating $115.0 million of which $42.7 million was available at June 30, 1998. The credit lines are uncommitted and unsecured with interest rates below the prime rate.

     The changes in cash flows from operating activities are as follows (in thousands):

                                  SJI-22


                                                Six Months Ended
                                                    June 30,
                                                  1998 vs. 1997
                                                  -------------
       Increases/(Decreases):
       Net Income                                      ($6,524)
       Depreciation and Amortization                       386
       Provision for Losses on Accts Receivable             41
       Revenues and Fuel Costs Deferred - Net           (1,876)
       Deferred and Non-Current Federal
        Income Taxes and Credits - Net                   2,958
       Environmental Remediation Costs - Net             1,623
       Net Pre-Tax Loss on the Disposal of
         Discontinued Operations                          (189)
       Accounts Receivable                              (7,910)
       Inventories                                      (3,353)
       Prepayments and Other Current Assets               (476)
       State and Local Taxes Accrued                    (2,069)
       Accounts Payable and Other Accrued
        Liabilities                                      7,883
       Other - Net                                      (2,510)
                                                  -------------
             Decrease in Net Cash from Operating
              Activities                              ($12,016)
                                                  =============


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

                                  SJI-23

     Changes in Inventories reflect the impact of seasonal requirements, temperatures and price changes.

     Changes in State and Local Taxes Accrued reflect the impact of changes between taxes paid and taxes accrued. However, significant timing differences exist in cash flows during the year. In 1997, SJG paid the full year's Gross Receipts &
Franchise Tax (GRAFT) on April 1 and amortized the remaining prepaid tax over the remainder of the year on the basis of gas volumes sold.

     As stated in Note 1, on January 1, 1998, the GRAFT was replaced with a 6% State Sales and Use Tax (SUT), a 9% State Corporate Business Tax (CBT) on income before taxes and a Transitional
Energy Facilities Assessment (TEFA) on volumes of gas sold and transported. The TEFA will be phased out over five years beginning January 1, 1999. Approximately 50% of the new taxes are paid in monthly installments during the first six months of the year and the principal portion of the remaining taxes are paid on June 25, 1998, and on May 15 of each year thereafter.
SJG uses short-term borrowings to make these tax payments which result in a temporary increase in the short-term debt level.

     Changes in Accounts Payable and Other Current Liabilities primarily reflect a change in gas inventory purchasing practices as mandated by the BPU and the impact of timing differences between the accrual and payment of costs..

     Cash flow from nonutility operations is generally retained by those companies with amounts in excess of cash requirements passed up to SJI either as dividends or as temporary short-term loans. Nonutility operations are service oriented and do not require significant investment in capital facilities, inventories or personnel. These cash flow and net income impacts of nonutility operations are not considered material to the financial statements.

     EMI has assumed responsibility for the environmental liabilities of Morie, which was sold in 1996. The environmental liabilities are estimated to range between $3.4 million and $19.9 million. EMI has accrued the lower end of the range under the guidance of FASB No. 5 "Accounting for Contingencies" (See
Note 7).

     As a result of additional testing performed during 1997 and 1998, SJF, whose operations have been discontinued, and SJI have also estimated their potential exposure for the future environmental remediation of four sites where fuel oil operations were conducted years ago. Estimates for SJI's site range between $0.3 million and $1.0 million while the estimated liability for SJF's discontinued operations ranges from $1.3 million to $3.7 million for the remaining three sites. The lower end of these ranges have been accrued.

                                  SJI-24

Regulatory Matters

     Rate Actions

     On January 27, 1997, the BPU granted SJG a total rate increase of $10.3 million. The $6.0 million base rate portion of the increase was based on a 9.62% rate of return on rate base, which included an 11.25% return on common equity. The majority of this increase comes from residential and small commercial customers. Part of the increase is recovered from new miscellaneous service fees which charge specific customers for costs they cause SJG to incur. Additionally, SJG's threshold for sharing pre-tax margins generated by interruptible and off-system sales and transportation was increased from $4.0 million to $5.0 million. SJG keeps 100% of pre-tax margins up to this level and 20% of such margins above that level. Later in 1997, the $5.0 million threshold was increased by $500,000 which is the annual revenue requirement associated with the completion of construction on a specified pipeline interconnection. In late 1998, this $5.5 million threshold will increase by another $1.9 million, also representative of the annual revenue requirement associated with major construction projects.

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

     Also on January 27, 1997, the BPU approved SJG's request for a $2.5 million revenue reduction through the TAC. This is the standard BPU procedure used to credit customers with previously collected revenues which were in excess of those allowed by the TAC (See Energy Adjustment Clauses). This revenue reduction reflects the TAC's normal operation, as does the BPU's confirmation of the decrease.

     On September 9, 1997, SJG filed with the BPU to adjust rates by replacing the current GRAFT with SUT, CBT and TEFA components
(See Liquidity). The new rates became effective January 1, 1998 on an interim basis and were made final effective July 13, 1998.

     In September 1996, SJG filed to reduce its rates through its 1996-1997 LGAC reflecting a $1.4 million decrease in natural gas costs. Updated results from the 1996-1997 LGAC year were rolled into the 1997-1998 LGAC which was filed with the BPU in September 1997.

     The 1997-1998 LGAC filing requested a rate increase to reflect an increase of $4.7 million in natural gas costs, inclusive of the 1996-1997 LGAC filing. This amount was updated to $7.5 million in May 1998. Both filings are still pending at the BPU.

                                  SJI-25

     On September 12, 1997, SJG also filed its 1997-1998 TAC with the BPU. For the TAC period ended May 31, 1997, temperatures were within the TAC range and no adjustment to customers' bills was required. SJG experienced warmer than normal weather during the TAC period running from October 1, 1997 through May 31, 1998. The warmer weather decreased net income in 1998 by approximately $3.7 million. SJG anticipates filing its 1998-1999 TAC with the BPU in August 1998. SJG will seek recovery of approximately $416,000 of revenues from its firm customers resulting from warmer than normal temperatures. In addition, SJG filed a petition with the BPU on June 8, 1998 requesting a change in the way in which the TAC operates. If the request is granted, SJG will not experience significant fluctuations in income when temperatures are warmer or colder than normal.

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

     On July 31, 1998, SJG filed a motion to further unbundle natural gas service. The BPU's Order of June 26, 1998, which expanded the current residential transportation pilot program, directed SJG to file a proposal in which full residential unbundling would take place on or before January 1, 1999. Many of the issues related to residential unbundling also relate to the commercial and industrial transportation program. Therefore, the motion encompasses all issues surrounding both programs.

     Environmental Remediation

     The company incurred and recorded certain costs for environmental remediation of sites where SJG or predecessor companies operated gas manufacturing plants. SJG terminated manufactured gas operations at all sites more than 35 years ago.

     Since the early 1980s, SJI has recorded environmental cleanup costs of $97.5 million. The company has spent $41.8 million as of June 30, 1998. SJG, with the assistance of an outside consulting firm, estimates that future costs to clean up SJG's sites will range from $50.7 million to $150.6 million. The company recorded the lower end of this range as a liability. It is reflected on the Condensed Consolidated Balance Sheet under the captions "Current Liabilities" and "Deferred Credits and Other Non-Current Liabilities." SJG's recorded environmental cleanup costs do not directly affect earnings because those costs are deferred and recovered through rates over 7-year amortization periods as allowed by the BPU. SJG did not adjust the accrued liability for future insurance recoveries, which the company is pursuing. SJG received $4.2 million of insurance recoveries as of June 30, 1998. SJG used these proceeds to offset related legal fees and to reduce the balance of deferred environmental cleanup costs. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site specific requirements.

                                  SJI-26

     The major portion of recorded environmental costs relate to the cleanup of SJG's former gas manufacturing sites. SJG recorded
$90.8 million for the remediation of these sites, of which $40.1 million was expended through June 30, 1998.

     As a result of the 7-year recovery mechanism, SJG does not expense environmental remediation costs when incurred and defers costs to be recovered. SJG has two regulatory assets associated with environmental cost. The first regulatory asset is titled "Environmental Remediation Cost: Expended - Net." These expenditures represent actual costs incurred to remediate former gas manufacturing plant sites net of rate and insurance recoveries. These costs meet the requirements of FASB No. 71, "Accounting for the Effects of Certain Types of Regulation."
The BPU allowed recovery of these expenditures through July 1995 and petitions to recover these costs through July 1998 are pending.

     The other regulatory asset titled "Environmental Remediation
Cost: Liability for Future Expenditures" relates to estimated future expenditures determined under the guidance of FASB No. 5, "Accounting for Contingencies." This amount, which relates to former manufactured gas plant sites, was recorded as a deferred debit with the corresponding amount reflected in Current Liabilities and Deferred Credits and Other Non-Current Liabilities, as appropriate. The deferred debit is a regulatory asset under FASB No. 71, because the BPU's intent, as evidenced by its current practice, is to provide recovery sufficient to recover the deferred costs after they are expended.

     Annually, SJG files with the BPU to recover expended remediation costs in rates. The BPU has consistently allowed the full recovery over 7-year periods, and SJG believes this will continue. As of June 30, 1998, SJG's unamortized remediation expenditures of $21.3 million are reflected on the balance sheet under the caption "Regulatory and Other Non-Current Assets." Since BPU approval of the RAC mechanism in August 1992, SJG recovered $14.6 million as of June 30, 1998.

     On July 31, 1996, 1997 and 1998, SJG made its annual filings with the BPU to recover remediation costs expended during the
period of August 1995 through July 1998.   In 1998, the company
requested an increase in the level of its annual recoveries of $4.5 million. This increase represents combined changes for three years since SJG's last two proceedings remain unresolved.

     With Morie's sale, EMI assumed responsibility for environmental liabilities which the company estimates range between $3.4 million and $19.9 million. The information available on these sites is sufficient only to establish a range of probable liability and no point within the range is more likely than any other. Therefore, EMI continues to accrue the lower end of the range.

     Based on testing performed in 1997 and 1998, SJF, whose operations were discontinued, and SJI have also estimated their potential exposure for the future cleanup of four sites where fuel oil operations existed years ago. Estimates for SJI's site range between $0.3 million and $1.0 million while SJF's estimated liability ranges from $1.3 million to $3.7 million for its three sites. The lower end of these ranges were recorded.

                                  SJI-27

They are reflected in Current Liabilities and Deferred Credits and Other Non-Current Liabilities as of June 30, 1998.

     Other Regulatory Asset Recovery

     The adoption of FASB No. 109, "Accounting for Income Taxes," in 1993 primarily resulted in creating a regulatory asset and a deferred income tax liability. As a result of positions taken in the 1994 rate case, the amortization of the asset is being recovered through rates over an 18-year period which began in December 1994. Also, FASB No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," adopted by the company in 1993, requires an accrual basis of accounting for retiree benefit payments during the years of employment. The company elected to recognize the unfunded transition obligation over a 20-year period beginning in 1993. The majority of the postretirement benefit costs were previously recoverable by SJG through rates on a pay-as-you-go basis. A December 1994 BPU order provided for partial recovery of costs associated with
FASB No. 106 and prescribed continued deferral of unrecovered costs.  Beginning January 1, 1998, the BPU approved full
recovery of the net periodic benefit cost as well as recovery of
the regulatory asset over a 15-year period.   In 1995, an
external trust was established towards funding postretirement benefit costs. Rate recovery in excess of SJG's pay-as-you-go requirement is contributed to the trust and provides no operating benefit to SJG except to the extent that trust income reduces future net periodic cost. Gross contributions to the trust amounted to $8.2 million and the balance of the regulatory asset amounted to $5.8 million at June 30, 1998.

     Other

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

Capital Resources

     The company has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental cleanup costs. Net construction and remediation expenditures for the first six months of 1998 amounted to $25.6 million. The costs for 1998, 1999 and 2000 are estimated at approximately $73.4 million, $58.3 million and $50.0 million, respectively. These investments are expected to be funded from

                                  SJI-28

several sources, which may include cash generated by operations, temporary use of short-term debt, sale of first mortgage bonds, capital leases and RAC recoveries.

     On March 21, 1997, SJG sold $35.0 million of its First Mortgage Bonds, 7.7% Series due 2027.

     On May 2, 1997, SJG's Delaware statutory trust subsidiary, SJG Capital Trust, sold $35.0 million of 8.35% SJG-Guaranteed
Mandatorily Redeemable Preferred Securities. The Trust holds as its sole asset the 8.35% Deferrable Interest Subordinated
Debentures issued by SJG maturing April 30, 2037.  The
Debentures and Preferred Securities are redeemable at the option of SJG at a redemption price equal to 100% of the principal amount at any time on or after April 30, 2002.

     On July 10, 1998, SJG filed a petition with the BPU requesting authority to establish a Medium Term Note (MTN) program. The petition requests authority to issue $100 million of MTN's through December 2001. The net proceeds of this MTN program will be used to retire short-term debt and to fund capital expenditures.

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



                                  SJI-29


                      PART II  OTHER INFORMATION


Item l.  Legal Proceedings

     Information required by this Item is incorporated by reference to Part I, Item 1, Note 7, on pages 14, 15 and 16, excluding the first two paragraphs of the Note, regarding contingencies, including pending litigation and matters related to environmental remediation.

Item 6.  Exhibits and Reports on Form 8-K

     b. No reports on Form 8-K were filed during the quarter for which this report is filed.






                                  SJI-30


                              SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     SOUTH JERSEY INDUSTRIES, INC.
                             (Registrant)



  Dated:  August 12, 1998         By:  /s/ David A. Kindlick
                                       David A. Kindlick
                                       Vice President, Financial
                                       Operations





  Dated:  August 12, 1998         By:  /s/ William J. Smethurst, Jr.
                                       William J.  Smethurst, Jr.
                                       Assistant Secretary & Assistant
                                       Treasurer






                                  SJI-31


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




                                  SJI-32