Form 10-Q
period 1998-09-30
SOUTH JERSEY INDUSTRIES INC
filed 1998-11-16
CIK 91928

Page 1 of 34

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549
                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  For the Quarter Ended September 30, 1998       Commission File Number 1-6364


                          SOUTH JERSEY INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

              New Jersey                            22-1901645
       (State of incorporation)          (IRS employer identification no.)

                     1 South Jersey Plaza, Folsom, NJ  08037
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

                             Yes  [X]      No  [  ]


          As of November 5, 1998, there were 10,777,240 shares of the registrant's common stock outstanding.

                            Exhibit Index on page 34

                                 - Cover Page -






                         PART I    FINANCIAL INFORMATION


             Item 1.  Financial Statements    See Pages 3 through 17





                                      SJI-2



                 SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

              CONDENSED STATEMENTS OF CONSOLIDATED LOSS (UNAUDITED)
                    (In Thousands Except for Per Share Data)

                                                        Three Months Ended
                                                           September 30,
                                                   -----------------------------
                                                       1998             1997
                                                   ------------     ------------
Operating Revenues:
  Utility                                              $43,432          $50,080
  Nonutility                                            88,067            4,071
                                                   ------------     ------------
      Total Operating Revenues                         131,499           54,151
                                                   ------------     ------------
Operating Expenses:
  Gas Purchased for Resale                              26,220           31,465
  Utility Operations                                    10,625           10,574
  Nonutility Operations                                 86,469            4,772
  Maintenance                                            1,120            1,555
  Depreciation                                           4,324            4,031
  Federal and State Income Taxes                        (1,697)          (2,024)
  Other Taxes                                            1,603            3,126
                                                   ------------     ------------
      Total Operating Expenses                         128,664           53,499
                                                   ------------     ------------
Operating Income                                         2,835              652
                                                   ------------     ------------
Interest Charges:
  Long-Term Debt                                         3,646            3,983
  Short-Term Debt                                        1,277              285
  Other                                                    115               94
                                                   ------------     ------------
      Total Interest Charges                             5,038            4,362
                                                   ------------     ------------
Preferred Dividend Requirements of Subsidiary              771              773
                                                   ------------     ------------
Loss from Continuing Operations                         (2,974)          (4,483)

Loss from Discontinued Operations - Net                    (91)            (284)
                                                   ------------     ------------
      Net Loss Applicable to Common Stock              ($3,065)         ($4,767)
                                                   ============     ============
Average Shares of Common Stock Outstanding              10,776           10,763
                                                   ============     ============
Earnings Per Common Share:
  Continuing Operations                                 ($0.27)          ($0.42)
  Discontinued Operations - Net                          (0.01)           (0.02)
                                                   ------------     ------------
      Earnings Per Common Share                         ($0.28)          ($0.44)
                                                   ============     ============
Dividends Declared Per Common Share                      $0.36            $0.36
                                                   ============     ============

The accompanying footnotes are an integral part of the financial statements.

                                      SJI-3

                 SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

             CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
                    (In Thousands Except for Per Share Data)

                                                        Nine Months Ended
                                                           September 30,
                                                   -----------------------------
                                                       1998             1997
                                                   ------------     ------------
Operating Revenues:
  Utility                                             $203,865         $234,988
  Nonutility                                           122,145           12,879
                                                   ------------     ------------
      Total Operating Revenues                         326,010          247,867
                                                   ------------     ------------
Operating Expenses:
  Gas Purchased for Resale                             117,528          133,275
  Utility Operations                                    31,033           30,351
  Nonutility Operations                                121,712           13,977
  Maintenance                                            3,991            4,563
  Depreciation                                          12,757           11,890
  Federal and State Income Taxes                         7,277            6,671
  Other Taxes                                            7,566           21,628
                                                   ------------     ------------
      Total Operating Expenses                         301,864          222,355
                                                   ------------     ------------
Operating Income                                        24,146           25,512
                                                   ------------     ------------
Interest Charges:
  Long-Term Debt                                        11,210           11,278
  Short-Term Debt                                        2,427            2,062
  Other                                                    365              275
                                                   ------------     ------------
      Total Interest Charges                            14,002           13,615
                                                   ------------     ------------
Preferred Dividend Requirements of Subsidiary            2,317            1,329
                                                   ------------     ------------
Income from Continuing Operations                        7,827           10,568

Discontinued Operations:
  Loss from Discontinued Operations - Net               (2,686)            (482)
  Loss on the Disposal of Discontinued
   Operations - Net                                          0             (123)
                                                   ------------     ------------
      Net Income Applicable to Common Stock             $5,141           $9,963
                                                   ============     ============
Average Shares of Common Stock Outstanding              10,775           10,762
                                                   ============     ============
Earnings Per Common Share:
  Continuing Operations                                  $0.73            $0.98
  Discontinued Operations - Net                          (0.25)           (0.05)
                                                   ------------     ------------
      Earnings Per Common Share                          $0.48            $0.93
                                                   ============     ============
Dividends Declared Per Common Share                      $1.08            $1.08
                                                   ============     ============

The accompanying footnotes are an integral part of the financial statements.

                                     SJI-4


                          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (In Thousands)

                                                                (Unaudited)
                                                               September 30,         December 31,
                                                         -------------------------   -------------
                                                             1998         1997           1997
                                                         ------------ ------------   -------------
Assets

Property, Plant and Equipment:
  Utility Plant, at original cost                           $654,961     $607,395        $619,489
    Accumulated Depreciation                                (176,367)    (164,700)       (167,176)
  Gas Plant Acquisition Adjustment - Net                       1,869        1,944           1,926
  Nonutility Property and Equipment, at cost                   2,988        3,440           3,332
    Accumulated Depreciation                                    (968)      (1,039)         (1,033)
                                                         ------------ ------------   -------------
      Property, Plant and Equipment - Net                    482,483      447,040         456,538
                                                         ------------ ------------   -------------
Investments:
  Available-for-Sale Securities                                  711           42              42
  Investment in Affiliate                                      1,253        1,013             849
                                                         ------------ ------------   -------------
      Total Investments                                        1,964        1,055             891
                                                         ------------ ------------   -------------
Current Assets:
  Cash and Cash Equivalents                                    6,231        9,029          13,089
  Notes Receivable - Affiliate                                 4,350        3,950           4,561
  Accounts Receivable                                         23,468       23,355          35,947
  Unbilled Revenues                                            4,163        4,220          17,263
  Provision for Uncollectibles                                (1,234)      (1,526)         (1,530)
  Natural Gas in Storage, average cost                        28,195       26,600          23,877
  Materials and Supplies, average cost                         3,973        3,954           4,509
  Assets of Discontinued Businesses Held for
   Disposal                                                      917          630             622
  Prepaid Taxes                                               13,599        8,513             566
  Prepayments and Other Current Assets                         2,090        2,513           1,820
                                                         ------------ ------------   -------------
      Total Current Assets                                    85,752       81,238         100,724
                                                         ------------ ------------   -------------
Accounts Receivable - Merchandise                              1,687        2,189           1,998
                                                         ------------ ------------   -------------
Regulatory and Other Non-Current Assets:
  Environmental Remediation Costs:
    Expended - Net                                            21,345       17,805          21,041
    Liability for Future Expenditures                         50,697       52,400          52,400
  Gross Receipts & Franchise Taxes                             3,696        4,139           4,028
  Income Taxes - Flowthrough Depreciation                     13,265       14,243          13,999
  Deferred Fuel Costs - Net                                    4,555          493           3,674
  Deferred Postretirement Benefit Costs                        5,679        5,871           6,150
  Other                                                        7,707        8,341           9,158
                                                         ------------ ------------   -------------
      Total Regulatory and Other Non-Current Assets          106,944      103,292         110,450
                                                         ------------ ------------   -------------
      Total Assets                                          $678,830     $634,814        $670,601
                                                         ============ ============   =============

The accompanying footnotes are an integral part of the financial statements.

                                     SJI-5

                          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (In Thousands)

                                                                (Unaudited)
                                                               September 30,         December 31,
                                                         -------------------------   -------------
                                                             1998         1997           1997
                                                         ------------ ------------   -------------
Capitalization and Liabilities

Common Equity:
  Common Stock                                               $13,471      $13,456         $13,464
  Premium on Common Stock                                    111,235      110,813         110,997
  Retained Earnings                                           42,542       47,082          49,038
                                                         ------------ ------------   -------------
      Total Common Equity                                    167,248      171,351         173,499
                                                         ------------ ------------   -------------
Preferred Stock and Securities of Subsidiary:
  Redeemable Cumulative Preferred Stock:
    South Jersey Gas Company, Par Value $100 per share
      Authorized - 46,404, 47,304 and 47,304 shares
      Outstanding Shares:
        Series A, 4.70%--2,100, 3,000 and 3,000 shares           210          300             300
        Series B, 8.00%--19,242 shares                         1,924        1,924           1,924
    Company-Guaranteed Mandatorily Redeemable
     Preferred Securities of Subsidiary Trust:
     Par Value $25 per share, 1,400,000 shares
     Authorized and Outstanding                               35,000       35,000          35,000
                                                         ------------ ------------   -------------
      Total Preferred Stock and Securities of
       Subsidiary                                             37,134       37,224          37,224
                                                         ------------ ------------   -------------
Long-Term Debt                                               166,853      178,479         176,360
                                                         ------------ ------------   -------------
      Total Capitalization                                   371,235      387,054         387,083
                                                         ------------ ------------   -------------
Current Liabilities:
  Notes Payable                                               94,800       28,600          45,900
  Current Maturities of Long-Term Debt                         8,876        8,981           8,994
  Accounts Payable                                            30,293       40,874          49,142
  Customer Deposits                                            5,552        5,795           5,871
  Environmental Remediation Costs                             18,644        7,735          16,511
  Taxes Accrued                                                1,175          310           1,354
  Interest Accrued and Other Current Liabilities               9,542        7,292          12,007
                                                         ------------ ------------   -------------
      Total Current Liabilities                              168,882       99,587         139,779
                                                         ------------ ------------   -------------
Deferred Credits and Other Non-Current Liabilities:
  Deferred Income Taxes - Net                                 77,859       77,653          78,631
  Investment Tax Credits                                       5,335        5,728           5,632
  Pension and Other Postretirement Benefits                   12,281       11,363          11,747
  Environmental Remediation Costs                             36,949       46,606          40,511
  Other                                                        6,289        6,823           7,218
                                                         ------------ ------------   -------------
      Total Deferred Credits and Other Non-Current
       Liabilities                                           138,713      148,173         143,739
                                                         ------------ ------------   -------------
Commitments and Contingencies

      Total Capitalization and Liabilities                  $678,830     $634,814        $670,601
                                                         ============ ============   =============

The accompanying footnotes are an integral part of the financial statements.

                                     SJI-6


                      SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
                                      (In Thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                             -----------------------------
                                                                 1998             1997
                                                             ------------     ------------
Cash Flows from Operating Activities:
  Net Income Applicable to Common Stock                           $5,141           $9,963
  Adjustments to Reconcile Net Income to Cash Flows
   Provided by Operating Activities:
    Depreciation and Amortization                                 14,247           13,549
    Provision for Losses on Accounts Receivable                      950              925
    Revenues and Fuel Costs Deferred - Net                          (881)             (89)
    Loss on Disposal of Property                                      26                0
    Deferred and Non-Current Income Taxes and Credits - Net        3,160            2,500
    Net Pre-Tax Loss on the Disposal of Discontinued
     Operations                                                        0              189
    Environmental Remediation Costs - Net                            (30)          (2,328)
    Changes in:
      Accounts Receivable                                         24,333           28,171
      Inventories                                                 (3,782)          (3,802)
      Prepayments and Other Current Assets                          (270)            (782)
      Prepaid and Accrued Taxes - Net                            (13,212)         (14,443)
      Accounts Payable and Other Accrued Liabilities             (21,633)         (12,658)
  Other - Net                                                     (2,021)           1,838
                                                             ------------     ------------
      Net Cash Provided by Operating Activities                    6,028           23,033
                                                             ------------     ------------
Cash Flows from Investing Activities:
  Investment in Affiliate                                           (404)               0
  Repayment of (Loan to) Affiliate                                   211           (1,150)
  Proceeds from the Sale of Assets - Net                               2            3,487
  Purchase of Available-for-Sale Securities                         (669)               0
  Capital Expenditures, Cost of Removal and Salvage              (39,596)         (35,718)
                                                             ------------     ------------
      Net Cash Used in Investing Activities                      (40,456)         (33,381)
                                                             ------------     ------------
Cash Flows from Financing Activities:
  Net Borrowings from (Repayments of) Lines of Credit             48,900          (79,700)
  Proceeds from Issuance of Long-Term Debt                             0           35,611
  Principal Repayments of Long-Term Debt                          (9,625)          (4,490)
  Dividends on Common Stock                                      (11,637)         (11,623)
  Proceeds from Sale of Common Stock                                 160              166
  Proceeds from the Issuance of Preferred Securities                   0           35,000
  Repurchase of Preferred Stock                                      (90)             (90)
  Payments for Issuance of Long-Term Debt and Preferred
   Securities                                                       (138)          (2,402)
                                                             ------------     ------------
      Net Cash Provided by (Used in) Financing Activities         27,570          (27,528)
                                                             ------------     ------------
Net Decrease in Cash and Cash Equivalents                         (6,858)         (37,876)

Cash and Cash Equivalents at Beginning of Period                  13,089           46,905
                                                             ------------     ------------
Cash and Cash Equivalents at End of Period                        $6,231           $9,029
                                                             ============     ============

The accompanying footnotes are an integral part of the financial statements.

                                     SJI-7


       Notes to Condensed Consolidated Financial Statements (Unaudited)


Note 1.  Summary of Significant Accounting Practices:

     Consolidation

     The condensed consolidated financial statements include the accounts of South Jersey Industries, Inc. (SJI) and all of its subsidiaries. Some intercompany transactions of approximately $1.9 million for the nine month period ended September 30, 1997 were not required to be eliminated. Those amounts were capitalized to utility plant or environmental remediation costs on South Jersey Gas Company's (SJG) books of account. SJG recovers those amounts through the rate-making process (See Note
7). SJI eliminated all other significant intercompany accounts and transactions. Certain reclassifications of previously reported amounts were made to conform with classifications for the current year. In the company's opinion, the condensed consolidated financial statements reflect all adjustments needed to fairly present SJI's financial position and operating results at the dates and for the periods presented. SJI's businesses are subject to seasonal fluctuations and, accordingly, this interim financial information should not be the basis for estimating the full year's operating results.

     Estimates and Assumptions

     SJI prepares its financial statements to conform with generally accepted accounting principles. This requires the company to make estimates and assumptions affecting the amounts reported in the financial statements and related disclosures. Therefore, actual results may differ from those estimates.

     New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board (FASB) issued FASB No. 131, "Disclosures about Segments of an
Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting selected information about operating segments in the company's interim and annual financial statements. SJI is evaluating whether adopting this statement will change the company's presentation of financial information. SJI adopted FASB No. 131 effective January 1, 1998; however, as permitted by this statement, the company will not report segment information in interim financial statements until 1999.

     Energy Tax Reform

     New Jersey adopted legislation reforming energy taxation effective July 14, 1997. The new law eliminated the Gross
Receipts & Franchise Tax (GRAFT), amounting to approximately 13%

                                     SJI-8

of utility revenue, and replaced it with a combination of taxes. Beginning January 1, 1998, retail sales of natural gas and electricity and utility services, including transportation, are subject to the 6% State Sales and Use Tax (SUT). Gas and electric utilities are also subject to the 9% State Corporation Business Tax (CBT) on income before taxes. To bridge the revenue gap created by the new tax law, the state imposed a Transitional Energy Facilities Assessment (TEFA) on volumes of gas sold and transported. The TEFA will be phased out over five years beginning January 1, 1999 and ending January 1, 2003. The revised tax policy is expected to eliminate tax differences between utility and nonutility suppliers, providing fair competition and lower energy costs for consumers. The new legislation does not materially affect the company's financial position, operating results or liquidity (See Note 5). However, since the SUT is not included in reported utility revenues or tax expense as GRAFT was previously, there are equal reductions in these line items on the Condensed Statements of Consolidated Income.

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

     In December 1996, SJI developed a formal plan to discontinue the operations of its construction and environmental services business, R&T Group, Inc. (R&T) and its five subsidiaries. As a result, SJI recognized a net loss of $2.4 million, net of applicable income tax credits of $1.3 million, on the planned disposition of R&T's assets. Additionally, in two separate sales on January 9, 1997 and on April 4, 1997, R&T sold all of its operating assets, except some real estate. Total proceeds from these sales, approximately $3.5 million, approximated the net book value of the assets at the sale date. SJI included associated disposal costs of $189,500, or $123,200 after taxes, in the Condensed Statements of Consolidated Income for the nine months ended September 30, 1997 under the caption "Loss on the Disposal of Discontinued Operations - Net."

     In 1997 and 1998, additional testing was done to estimate the environmental remediation costs for properties owned by South Jersey Fuel, Inc. (SJF), a subsidiary of EMI, from its previously operated fuel oil business. Also in 1997, SJI created SJ EnerTrade, Inc. (EnerTrade) as a SJI subsidiary to assume SJF's gas marketing activity, including its affiliation with South Jersey Resources Group, LLC (SJRG). On July 1, 1998, EnerTrade became a subsidiary of South Jersey Energy Company
(SJE), a subsidiary of SJI. The gas marketing activities are shown as part of continuing operations. SJI reports the environmental remediation activity related to properties used in the previously operated fuel oil business as part of discontinued operations. This is consistent with the reporting in previous years of other costs related to the discontinued fuel oil business (See Note 7).

                                     SJI-9

     Summarized operating results of all discontinued operations were (in thousands):

                                        Three Months Ended    Nine Months Ended
                                            September 30,       September 30,
                                         -----------------    -----------------
                                           1998     1997        1998     1997
                                         -------- --------    -------- --------
Operating Revenues:
    Construction                              $6     $551         $47   $4,905
                                         ======== ========    ======== ========
(Loss) Income before Income Taxes:
    Sand Mining                             ($51)   ($455)    ($3,566)   ($466)
    Construction                             (77)      29        (530)     (78)
    Fuel Oil                                 (12)     (50)        (36)    (283)
Income Tax Credits                            49      192       1,446      345
                                         -------- --------    -------- --------
    Loss from Discontinued Operations       ($91)   ($284)    ($2,686)   ($482)
                                         ======== ========    ======== ========
    Earnings per Common Share from
      Discontinued Operations             ($0.01)  ($0.02)     ($0.25)  ($0.04)
                                         ======== ========    ======== ========

Note 3.  Common Stock:

     The company has 20,000,000 shares of common stock authorized of which the following shares were issued and outstanding:

                                               1998          1997
                                            -----------   -----------
Beginning Balance, January 1                10,771,413    10,756,679
Issued During Period:
    Employees' Stock Ownership Plan              3,875         4,770
    Stock Option and Stock Appreciation
      Rights Plan                                1,952         3,060
                                            -----------   -----------
Ending Balance, September 30,               10,777,240    10,764,509
                                            ===========   ===========


     SJI credited the par value ($1.25 per share) of the stock issued in 1998 and 1997 to common stock and credited the net excess over par value of $238,072 and $270,440 for the nine months ended September 30, 1998 and 1997, respectively, to Premium on Common Stock.

                                     SJI-10

     The pro forma effect of adopting the fair value based method of accounting on net income and earnings per share according to FASB No. 123 would be immaterial for the three and nine months ended September 30, 1998 and 1997.

     Stock Option and Stock Appreciation Rights Plan

     Under this plan, SJI may not issue more than 306,000 total shares to officers and other key employees of the company and its subsidiaries. SJI will not grant options or stock appreciation rights under the plan after January 23, 2007. At September 30, 1998 and 1997, SJI had 5,000 and 31,930 options outstanding, respectively, exercisable at prices from $17.89 to $24.69. During the nine months ended September 30, 1997, employees exercised 3,060 options at $17.89 per share. In addition, during 1998, employees surrendered 8,060 options for 1,952 shares. SJI did not grant any options in 1998 and no stock appreciation rights were issued under the plan. The stock options outstanding at September 30, 1998 and 1997 did not effect the earnings per share calculations.

     Dividend Reinvestment and Stock Purchase Plan (DRP) and
     Employees' Stock Ownership Plan (ESOP)

     Currently, SJI purchases shares of common stock offered through the DRP in the open market. SJI directly issues all shares offered through the ESOP. As of September 30, 1998, SJI reserved 114,039 and 31,496 shares of authorized, but unissued, common stock for future issue to the DRP and ESOP, respectively.

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

                                     SJI-11

     When a person or group acquires 10% or more of SJI's common stock, each of the rights (except for those held by the 10% holder) entitles the holder to purchase that number of shares of the company's common stock, or common stock of the acquiring company at a market value equal to two times the exercise price.

     SJI may redeem the rights for $.001 per right at any time prior to the time the acquiring person or group reaches the 10% threshold. The rights will expire if not exercised or redeemed by September 20, 2006.

Note 4.  Retained Earnings:

     Some restrictions exist under various loan agreements regarding the amount of cash dividends or other distributions that may be paid on SJG's common stock. SJI's total equity in its subsidiaries' retained earnings which is free of these restrictions was approximately $40.7 million as of September 30, 1998.

Note 5.  Regulatory Matters:

     On July 31, 1996, 1997 and 1998, SJG filed with the BPU to recover an increase in remediation costs expended from August 1995 through July 1998 totaling $4.5 million. The BPU approved the 1996-1997 Remediation Adjustment Clause filing on October 9, 1998. The 1997-1998 RAC filing has been updated and the results were included in the 1998-1999 RAC filing. Both filings are still pending at the BPU.

     On January 27, 1997, the BPU granted SJG a total rate increase of $10.3 million. The $6.0 million base rate portion of the increase was based on a 9.62% rate of return on rate base, which included an 11.25% return on common equity. The majority of this increase comes from residential and small commercial customers. Part of the increase is recovered from new miscellaneous service fees which charge specific customers for costs they cause SJG to incur. Additionally, SJG's threshold for sharing pre-tax margins generated by interruptible and off-system sales and transportation (Sharing Formula) was increased from $4.0 million to $5.0 million. SJG keeps 100% of pre-tax margins up to the threshold level and 20% of such margins above that level. Later in 1997, the $5.0 million threshold was increased by $500,000 which is the annual revenue requirement associated with the completion of construction on a specified pipeline interconnection. At the beginning of 1999, this $5.5 million threshold will increase by another $2.3 million, also representative of the annual revenue requirement associated with major construction projects. On October 9, 1998, the BPU approved a revision to the Sharing Formula as part of an agreement to modify SJG's Temperature Adjustment Clause
(TAC). The revision credits the first $750,000 above the applicable threshold level to the Levelized Gas Adjustment
Clause (LGAC) customers. Thereafter, SJG keeps 20% of the pre-tax margins as it has historically.

     As part of the tariff changes approved in the rate case, SJG began its pilot program in April 1997, giving residential customers a choice of gas supplier. During the initial

                                     SJI-12

enrollment period, which ended June 30, 1997, nearly 13,000 residential customers applied for this service. SJG began transporting gas for these customers on August 1, 1997. On June 26, 1998, the BPU expanded the number of potential participants to 25,000. There were 14,841 participants as of September 30, 1998. Participant's bills are reduced for cost of gas charges and applicable taxes. The resulting decrease in revenues is offset by a corresponding decrease in gas costs and taxes under
SJG's BPU-approved fuel clause.    While the program results in
a reduction in utility revenues, it does not affect the
company's net income, financial condition or margins.   As part
of the tariff changes approved in the rate case, SJG further expanded the choices available to commercial and industrial customers, including a new transportation tariff providing savings to qualified customers.

     On May 13, 1997, SJG filed to recover additional postretirement benefit costs of approximately $1.3 million annually. This recovery was approved on December 17, 1997 and began January 1, 1998.

     On September 9, 1997, SJG filed with the BPU to adjust rates by replacing the GRAFT with SUT, CBT and TEFA components (See
Note 1). The new rates became effective January 1, 1998 on an interim basis and were made final effective July 13, 1998.

     In September 1996, SJG filed to reduce rates through the 1996-1997 LGAC reflecting a $1.4 million decrease in natural gas costs. Updated 1996-1997 LGAC year results were rolled into the 1997-1998 LGAC which was filed with the BPU in September 1997.

     On September 12, 1997 and September 8, 1998, SJG made its annual LGAC, TAC and Demand Side Management Clause (DSMC) filings with the BPU. The LGAC and DSMC cover the period November 1 through October 31 of each year. The TAC period runs from October 1 through May 31. In the 1997-1998 filing, the company requested a $4.7 million increase in the annual LGAC recovery which includes the 1996-1997 LGAC year results referred to above. SJG updated this amount to $7.0 million in August 1998 and included this amount in its 1998-1999 LGAC filing. The 1998-1999 LGAC filing requested a decrease in rates of $414,000. The company also requested resolution of prior year filings along with the 1998-1999 filing. All filings are still pending at the BPU.

     On March 5, 1998, the BPU approved new appliance service rates. The new rates are competitive with those of other service providers in New Jersey and are designed to increase earnings and cash flows to SJG over the current rates. In April 1998, the BPU also authorized SJG to offer new appliance service contract plans and to service electric air conditioners.

     On June 8, 1998, SJG filed a petition with the BPU requesting a change in the way in which the TAC operates. The request was

                                     SJI-13

granted on October 9, 1998. As a result, SJG will experience reduced fluctuations in income when temperatures are warmer or colder than normal.

Note 6.  Income and Other Taxes:

     The significant components of federal and state income taxes reflected in the Condensed Statements of Consolidated Income for the three and nine months ended September 30, 1998 and 1997 are shown below (in thousands):

                                 Three Months Ended        Nine Months Ended
                                   September 30,             September 30,
                              -----------------------   -----------------------
                                 1998        1997          1998        1997
                              ----------- -----------   ----------- -----------
Federal:
  Current                           $533     ($2,947)       $2,448      $4,142
  Deferred                        (1,721)        975         3,059       2,796
Investment Tax Credits               (99)        (99)         (297)       (297)
State:
  Current                           (300)         47         1,669          30
  Deferred                          (110)          0           398           0
                              ----------- -----------   ----------- -----------
    Total Federal and State
     Income Taxes                ($1,697)    ($2,024)       $7,277      $6,671
                              =========== ===========   =========== ===========



     The significant components of other taxes reflected in the Condensed Statements of Consolidated Income for the three and nine months ended September 30, 1998 and 1997 are shown below
(in thousands):


                                 Three Months Ended        Nine Months Ended
                                   September 30,             September 30,
                              -----------------------   -----------------------
                                 1998        1997          1998        1997
                              ----------- -----------   ----------- -----------
TEFA                                $918          $0        $5,278          $0
GRAFT                                110       2,577            13      19,304
Other Taxes                          575         549         2,275       2,324
                              ----------- -----------   ----------- -----------
      Total Other Taxes           $1,603      $3,126        $7,566     $21,628
                              =========== ===========   =========== ===========


     During the three and nine months ended September 30, 1998, SJG recorded an additional $1.4 million and $9.0 million, respectively, for SUT on utility services through its Condensed Consolidated Balance Sheet. Such amounts are not included in reported revenues or tax expense as SJG only acts as agent for the collection of SUT (See Note 1).

                                     SJI-14

Note 7.  Commitments and Contingencies:

     Construction Commitments

     The estimated cost of construction and environmental remediation programs for the company and its subsidiaries in 1998 will total $73.4 million. SJI has made certain commitments regarding these programs.

     Gas Supply Contracts

     SJG has entered into long-term contracts for natural gas supplies, firm transportation, and firm gas storage service.
The earliest that any of these contracts expires is October 2000. All of the transportation and storage service agreements between SJG and its interstate pipeline suppliers were made under Federal Energy Regulatory Commission (FERC) approved tariffs. SJG's cumulative obligation for demand charges and reservation fees paid to its suppliers for all of these services is approximately $4.9 million per month, which SJG recovers on a current basis through the LGAC.

     Pending Litigation

     SJI is subject to claims which arise in the ordinary course of business and other legal proceedings. The company sets up reserves when these claims become apparent. SJI also maintains insurance and records probable insurance recoveries relating to outstanding claims.

     A group of Atlantic City casinos filed a petition with the BPU on January 16, 1996 alleging overcharges of over $10.0 million, including interest. A settlement has been arrived at in this litigation, under which SJG will make no payments. The group of casinos have issued general releases to SJG, and on September 4, 1998 the petition was withdrawn.

     Environmental Remediation Costs

     SJI incurred and recorded costs for environmental clean up of sites where SJG or predecessor companies operated gas manufacturing plants. SJG terminated manufactured gas operations at all sites more than 35 years ago. SJI and some of its nonutility subsidiaries also recorded costs for environmental clean up of sites where SJF previously operated a fuel oil business and Morie maintained equipment, fueling stations and storage.

     Since the early 1980s, SJI has recorded environmental remediation costs of $98.5 million. The company has spent $42.9 million as of September 30, 1998. SJG, with the assistance of an outside consulting firm, estimates that future costs to clean

                                     SJI-15

up the sites will range from $50.7 million to $150.6 million. The company recorded the lower end of this range as a liability. It is reflected on the Condensed Consolidated Balance Sheet under the captions "Current Liabilities" and "Deferred Credits and Other Non-Current Liabilities." SJG's recorded environmental remediation costs do not directly affect earnings because those costs are deferred and recovered through rates over 7-year amortization periods as allowed by the BPU. SJG did not adjust the accrued liability for future insurance recoveries, which the company is pursuing. SJG received $4.2 million of insurance recoveries as of September 30, 1998. SJG used these proceeds to offset related legal fees and to reduce the balance of deferred environmental remediation costs. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site specific requirements.

     The major portion of recorded environmental remediation costs relate to the clean up of SJG's former gas manufacturing sites.
SJG recorded $91.8 million for the remediation of these sites and spent $41.1 million through September 30, 1998.

     As a result of the 7-year Remediation Adjustment Clause (RAC) recovery mechanism, SJG does not expense environmental remediation costs when incurred and defers costs to be recovered. SJG has two regulatory assets associated with environmental costs. The first regulatory asset is titled
"Environmental Remediation Cost: Expended - Net." These expenditures represent what was actually spent to clean up former gas manufacturing plant sites. These costs meet the requirements of FASB No. 71, "Accounting for the Effects of Certain Types of Regulation." The BPU allowed SJG to recover these expenditures through July 1996 and petitions to recover these costs through July 1998 are pending (See Note 5).

     The other regulatory asset titled "Environmental Remediation
Cost: Liability for Future Expenditures" relates to estimated future expenditures determined under the guidance of FASB No. 5, "Accounting for Contingencies." This amount, which relates to former manufactured gas plant sites, was recorded as a deferred debit with the corresponding amount reflected on the balance sheet under the captions "Current Liabilities" and "Deferred Credits and Other Non-Current Liabilities." The deferred debit is a regulatory asset under FASB No. 71 because the BPU's intent, as evidenced by its current practice, is to allow SJG to recover the deferred costs after they are expended.

     SJG files with the BPU to recover these costs in rates through its RAC. The BPU has consistently allowed the full recovery over 7-year periods, and SJG believes this will continue. As of September 30, 1998, SJG's unamortized remediation costs of $21.3 million are reflected on the balance sheet under the caption "Regulatory and Other Non-Current Assets." Since BPU approval of the RAC in August 1992, SJG recovered $15.6 million through rates as of September 30, 1998 (See Note 5).

                                     SJI-16

     With Morie's sale, EMI assumed responsibility for environmental liabilities which the company estimates range between $3.3 million and $19.9 million. The information available on these sites is sufficient only to establish a range of probable liability and no point within the range is more likely than any other. Therefore, EMI continues to accrue the lower end of the range.

     Based on testing performed in 1997 and 1998, SJF, whose operations were discontinued, and SJI have estimated their potential exposure for the future remediation of four sites where fuel oil operations existed years ago. Estimates for SJI's site range between $0.3 million and $1.0 million while SJF's estimated liability ranges from $1.3 million to $3.7 million for its three sites. The lower end of these ranges were recorded and are reflected on the balance sheet under Current Liabilities and Deferred Credits and Other Non-Current Liabilities as of September 30, 1998.

Note 8.  Subsequent Events:

     On October 14, 1998, SJI and Energy East Corporation announced plans for the formation of a jointly owned limited liability company that will market retail electricity and energy management services. This strategic move is intended to create significant efficiencies and expand service capabilities for both companies in the advent of electric utility restructuring legislation. The new venture also completes SJI's plans to shift its focus away from the wholesale electric trading business and toward the retail sector.

     Also on October 14, 1998, SJI and Conectiv announced plans for a joint customer account services venture that will begin to provide meter reading services in southern New Jersey by the end of the year. The new venture will allow both companies to capitalize on the synergies that exist because their companies' territories overlap. Customers should benefit from the companies' collective ability to reduce meter reading costs.

     On October 21, 1998, SJG issued $30.0 million of debt under a Medium Term Note Program established October 5, 1998. Under this program, $10.0 million of notes were issued at 6.12%, maturing in 2010, and $20.0 million of notes were issued at 7.125%, maturing in 2018.

                                     SJI-17

         Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Overview

     South Jersey Industries, Inc. (SJI) has two operating subsidiaries, South Jersey Gas Company (SJG) and South Jersey Energy Company (SJE). SJG is a natural gas distribution company serving 263,883 customers at September 30, 1998, compared with 257,587 customers at September 30, 1997. SJE provides services for the acquisition and transportation of natural gas for retail end users, buys and sells electricity in the wholesale market and markets total energy management services. However, as a result of an alliance with Energy East Corporation, SJE has ceased buying and selling wholesale electricity. SJE has one operating subsidiary, SJ EnerTrade (EnerTrade). EnerTrade, formed in October 1997, provides services for the sale of natural gas to energy marketers, electric and gas utilities, and other wholesale users in the mid-Atlantic and southern regions of the country. The results of operations of SJI's non-regulated energy service companies, SJE and EnerTrade, are not material to its financial statements taken as a whole.

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

     There are a number of factors that could cause the company's actual results to differ materially from those anticipated, which include, but are not limited to, the following: general economic conditions on an international, federal, state and local level; weather conditions in the company's marketing areas; regulatory and court decisions; competition in the company's regulated and deregulated activities; the availability and cost of capital; the company's ability to maintain existing and/or establish successful new alliances and joint ventures to take advantage of marketing opportunities; costs and effects of unanticipated legal proceedings, Year 2000 related costs or operating problems and environmental liabilities; and changes in business strategies.

Competition

     SJG's franchises are non-exclusive. Currently no other utility provides retail gas distribution services within its territory.
SJG does not expect any other utilities to do so in the foreseeable future because of the extensive investment required

                                     SJI-18

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

Pilot Program - Choice of Gas Supplier

     In April 1997, SJG began its BPU-approved pilot program giving residential customers a choice of gas supplier. During the initial enrollment period, which ended June 30, 1997, nearly
13,000 residential customers applied for this service. SJG began transporting gas for these customers on August 1, 1997.
On June 26, 1998, the BPU expanded the number of potential participants to 25,000. There were 14,841 participants as of September 30, 1998. Participants' bills are reduced for cost of gas charges and applicable taxes. The resulting decrease in revenues is offset by a corresponding decrease in gas costs and taxes under SJG's BPU-approved fuel clause. While the program results in a reduction in utility revenues, it does not affect SJG's net income, financial condition or margins. Also, SJG further expanded the choices available to commercial and industrial customers, including a new transportation tariff providing savings to qualified customers.

Energy Adjustment Clauses

     SJG's tariff includes a Levelized Gas Adjustment Clause (LGAC), a Temperature Adjustment Clause (TAC), a Remediation Adjustment Clause (RAC) and a Demand Side Management Clause (DSMC). These clauses permit adjustments for changes in gas supply costs, reduce the impact of extreme fluctuations in temperatures on SJG and its customers, recover costs for the remediation of former gas manufacturing plants and recover costs associated with its conservation plan, respectively. The BPU-approved LGAC, RAC and DSMC adjustments are made to match revenues and expenses. TAC adjustments do affect revenue, income and cash flows since colder than normal weather can generate credits to customers, while warmer than normal weather can result in additional billings to customers. TAC adjustments related to the 1997-1998
TAC year did not materially impact the financial statements for 1998.

                                     SJI-19

Status of Year 2000 Conversion

     The company prepared a Year 2000 Impact and Assessment study and developed a plan for program modification for software and embedded technology. An outside service was used to identify both informational and logic date variables within the programming codes. This service was completed and expensed in 1997. Presently, the company is revising the affected programming codes. As of September 30, 1998, approximately 64% of the programming code has been revised. All revisions are scheduled to be completed by early
1999, providing the remainder of 1999 for testing. The company believes that all embedded technology relating to its distribution systems is Y2K compliant. The conversion costs are estimated at $0.4 million of which approximately $.28 million was spent as of September 30, 1998. Vendors who provide third party software have been contacted and 28 of 31 have indicated that they are now compliant. The company is also in the process of securing written verification from its key product and service vendors to ensure their compliance. Approximately 50% of all product and service vendors and 80% of those vendors deemed key suppliers have to date verified that they will be compliant. Of the company's two principal gas suppliers, one has indicated Y2K compliance and the other has yet to respond.

     The worst case scenarios facing SJI involve the impact on the company's distribution system and general office activities of the loss of telecommunications and or electrical power as a result of a Y2K problem with the provider's system. These events in themselves do not pose a problem if the duration of loss is less than 72 hours. All company sites have electrical generation backup and utilize two phone carriers should one fail due to a Y2K problem. The company also has both a private voice and data radio systems which allow it to monitor remote stations manually.

     Based upon the nature of SJI's operating and information systems and the current advanced state of planning and remediation, the company does not anticipate any material difficulty in completing full year 2000 compliance and that any problems that do arise are expected to be immaterial or insignificant.

Results of Operations - Three and Nine Months Ended September 30, 1998 Compared to Three and Nine Months Ended September 30, 1997

Operating Revenues - Utility

     Revenues decreased $6.6 million for the third quarter of 1998 as compared to the same period in 1997. The decrease for the third quarter comparison was primarily due to state tax reform effective January 1998 which lowered the tax component contained in reported revenue and by customers using increased levels of firm transportation service in lieu of firm gas sales. The revenue from transportation excludes commodity costs. This decrease was partially offset by customer growth.

     The lower tax component in reported revenue was offset by a reduction in Other Taxes (See Notes 1 and 6). South Jersey Gas' tariffs are structured such that profits are derived from transportation, not from the sale of the commodity.
Consequently, while both the tax reform and the switch to firm transportation reduced total revenues, neither impacted profitability.

                                     SJI-20

     Revenues decreased $31.1 million for the first nine months of 1998, as compared to the prior year period, primarily due to lower firm sales resulting from weather that was 16.8% warmer. Revenues were also impacted by the same factors that effected the quarterly results.

Operating Revenues - Nonutility

     Nonutility operating revenues increased $84.0 million and $109.3 million for the three and nine month periods ending September 30, 1998, respectively, compared with the comparable 1997 periods principally due to increased sales of electricity in the wholesale market and gas commodity sales.

Gas Purchased for Resale

     Gas purchased for resale decreased $5.2 million and $15.7 million for the three and nine month periods ending September 30, 1998 compared with the comparable 1997 periods. The nine month decrease was principally due to weather related decreased sales volumes. Increased levels of firm transportation versus firm gas sales accounted for a portion of the decrease in both periods. Sources of gas supply include both contract and open-market purchases. SJG is responsible for securing and maintaining its own gas supplies to serve its customers.

     SJG has entered into long-term contracts for natural gas supplies, firm transportation, and firm gas storage service.
The earliest that any of these contracts expire is October 2000.
 All of the transportation and storage service agreements between SJG and its interstate pipeline suppliers were made under Federal Energy Regulatory Commission (FERC) approved tariffs. SJG's cumulative obligation for demand charges and reservation fees paid to its suppliers for all of these services is approximately $4.9 million per month, which SJG recovers on a current basis through the LGAC.

Operations

     A summary of net changes in utility operations for 1998 compared with 1997 is as follows (in thousands):


                                             Period Ended September 30,
                                         ---------------------------------
                                          Three Months       Nine Months
                                          1998 vs. 1997     1998 vs. 1997
                                         ---------------   ---------------
Other Production Expense                             $1                $4
Transmission                                         33                52
Distribution                                       (130)             (337)
Appliance Service                                   316               543
Customer Accounts and Services                       (3)              282
Sales                                               (24)              (34)
Administration and General                         (135)              216
Other                                                (7)              (44)
                                         ---------------   ---------------
                                                    $51              $682
                                         ===============   ===============

                                     SJI-21

     Distribution costs decreased for both periods in 1998 principally due to decreased meter exchange activity. The majority of the increase in Appliance Service expense comparisons was due to expenditures on advertising. Customer Accounts and Services costs increased in the first nine months of 1998 principally due to an increase in payroll expense. The payroll expense increase was offset in the third quarter by a reduction in bad debt expense. Administrative and General costs increased for the first nine months of 1998 principally due to increased employee benefits costs, however, these costs were more than offset during the third quarter by reductions in expenses for consultants and regulatory activities.

Other Operating Expenses

     A summary of principal changes in other consolidated operating expenses for 1998 compared with 1997 is as follows (in thousands):


                                              Period Ended September 30,
                                          ---------------------------------
                                           Three Months       Nine Months
                                           1998 vs. 1997     1998 vs. 1997
                                          ---------------   ---------------
Nonutility Operations                            $81,697          $107,735
Maintenance                                         (435)             (572)
Depreciation                                         293               867
Federal and State Income Taxes                       327               606
Other Taxes                                       (1,523)          (14,062)


     Changes in nonutility operations principally reflect the impact of sales volumes and commodity costs, associated in 1998 with sales of electricity in the wholesale market. The decrease in maintenance expense is principally due to utility production plant maintenance, which includes the amortization of environmental remediation costs (such decreases are offset by lower revenue recovery under SJG's RAC). Depreciation is higher principally due to increased investment in property, plant and equipment. Federal and State Income Tax changes reflect the impact of changes in pre-tax income and the impact of energy tax reform legislation discussed under Operating Revenues - Utility. Other Taxes decreased because of the energy tax reform legislation.

Interest Charges

     Interest charges increased for the three and nine month periods of 1998 versus the comparable 1997 period as higher levels of short-term debt were not completely offset by reductions of long-term debt.

                                     SJI-22

Preferred Dividend Requirements of Subsidiary

     Preferred Dividends increased in 1998 due to the issuance of $35.0 million of 8.35% SJG-guaranteed Mandatorily Redeemable
Preferred Securities in May 1997 (See "Capital Resources").

Discontinued Operations

     Loss from discontinued operations decreased $.2 million in the third quarter and losses from discontinued operations increased
$2.1 million for the first nine months of 1998 compared to comparable periods in 1997 principally due to a product liability settlement and increased remediation costs.

Net Income Applicable to Common Stock

     Net income (in thousands) and earnings per common share reflect the following changes:

                                                 Period Ended September 30,
                                              ---------------------------------
                                               Three Months       Nine Months
                                               1998 vs. 1997     1998 vs. 1997
                                              ---------------   ---------------
Income from Continuing Operations
 (Decrease)                                           $1,509           ($2,741)
Loss from Discontinued Operations - Net                  193            (2,204)
Reduction in Loss on Disposal of
 Discontinued Operations                                   0               123
                                              ---------------   ---------------
      Net Income/(Decrease)                           $1,702           ($4,822)
                                              ===============   ===============
Earnings per Common Share:
  Continuing Operations                                $0.15            ($0.25)
  Discontinued Operations - Net                         0.01             (0.20)
                                              ---------------   ---------------
      Earnings per Share Increase/(Decrease)           $0.16            ($0.45)
                                              ===============   ===============



     The details affecting the changes in net income and earnings per share are discussed under the appropriate captions above.
The per common share amounts were also impacted by an increase in average shares of common stock outstanding.

                                     SJI-23

Liquidity

     The seasonal nature of gas operations, the timing of construction and remediation expenditures and related permanent financing, as well as mandated tax and sinking fund payment dates require large short-term cash requirements. These are generally met by cash from operations and short-term lines of credit. The company maintains short-term lines of credit with a number of banks, aggregating $135.0 million of which $40.2 million was available at September 30, 1998. The credit lines are uncommitted and unsecured with interest rates at or below the prime rate.

     The changes in cash flows from operating activities are as follows (in thousands):

                                                          Nine Months Ended
                                                            September 30,
                                                            1998 vs. 1997
                                                           ---------------
Increases/(Decreases):
Net Income                                                        ($4,822)
Depreciation and Amortization                                         698
Provision for Losses on Accounts Receivable                            25
Revenues and Fuel Costs Deferred - Net                               (792)
Loss on Disposal of Property                                           26
Deferred and Non-Current Income Taxes and
 Credits - Net                                                        660
Net Pre-Tax Loss on the Disposal of Discontinued
 Operations                                                          (189)
Environmental Remediation Costs - Net                               2,298
Accounts Receivable                                                (3,838)
Inventories                                                            20
Prepayments and Other Current Assets                                  512
Prepaid and Accrued Taxes - Net                                     1,231
Accounts Payable and Other Accrued Liabilities                     (8,975)
Other - Net                                                        (3,859)
                                                           ---------------
      Decrease in Net Cash from Operating Activities             ($17,005)
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

                                     SJI-24

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

     Changes in Prepaid and Accrued Taxes - Net reflect the impact of changes between taxes paid and taxes accrued. However, significant timing differences exist in cash flows during the year. In 1997, SJG paid the full year's Gross Receipts & Franchise Tax (GRAFT) on April 1 and amortized the remaining prepaid tax over the remainder of the year on the basis of gas volumes sold.

     As stated in Note 1, on January 1, 1998, the GRAFT was replaced with a 6% State Sales and Use Tax (SUT), a 9% State Corporate Business Tax (CBT) on income before taxes and a Transitional
Energy Facilities Assessment (TEFA) on volumes of gas sold and transported. The TEFA will be phased out over five years beginning January 1, 1999. Approximately 50% of the new taxes are paid in monthly installments during the first six months of the year and the principal portion of the remaining taxes were paid on June 25, 1998, and will be paid on May 15 of each year thereafter. SJG uses short-term borrowings to make these tax payments which result in a temporary increase in the short-term debt level.

     Changes in Accounts Payable and Other Current Liabilities primarily reflect a change in gas inventory purchasing practices as mandated by the BPU and the impact of timing differences between the accrual and payment of costs.

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

     EMI has assumed responsibility for the environmental liabilities of Morie, which was sold in 1996. The environmental liabilities are estimated to range between $3.3 million and

                                     SJI-25

$19.9 million. EMI has accrued the lower end of the range under the guidance of FASB No. 5 "Accounting for Contingencies" (See
Note 7).

     Based on testing performed in 1997 and 1998, SJF, whose operations were discontinued, and SJI have estimated their potential exposure for the future remediation of four sites where fuel oil operations existed years ago. Estimates for SJI's site range between $0.3 million and $1.0 million while SJF's estimated liability ranges from $1.3 million to $3.7 million for its three sites. The lower end of these ranges have been accrued.

Regulatory Matters

     Rate Actions

     On January 27, 1997, the BPU granted SJG a total rate increase of $10.3 million. The $6.0 million base rate portion of the increase was based on a 9.62% rate of return on rate base, which included an 11.25% return on common equity. The majority of this increase comes from residential and small commercial customers. Part of the increase is recovered from new miscellaneous service fees which charge specific customers for costs they cause SJG to incur. Additionally, SJG's threshold for sharing pre-tax margins generated by interruptible and off-system sales and transportation (Sharing Formula) was increased from $4.0 million to $5.0 million. SJG keeps 100% of pre-tax margins up to the threshold level and 20% of such margins above that level. Later in 1997, the $5.0 million threshold was increased by $500,000 which is the annual revenue requirement associated with the completion of construction on a specified pipeline interconnection. At the beginning of 1999, this $5.5 million threshold will increase by another $2.3 million, also representative of the annual revenue requirement associated with major construction projects. On October 9, 1998, the BPU approved a revision to the Sharing Formula as part of an agreement to modify SJG's Temperature Adjustment Clause
(TAC). The revision credits the first $750,000 above the applicable threshold level to the Levelized Gas Adjustment
Clause (LGAC) customers. Thereafter, SJG keeps 20% of the pre-tax margins as it has historically.

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

     Also on January 27, 1997, the BPU approved SJG's request for a $2.5 million revenue reduction through the TAC. This is the standard BPU procedure used to credit customers with previously collected revenues which were in excess of those allowed by the TAC (See "Energy Adjustment Clauses"). This revenue reduction reflects the TAC's normal operation, as does the BPU's confirmation of the decrease.

                                     SJI-26

     On September 9, 1997, SJG filed with the BPU to adjust rates by replacing the GRAFT with SUT, CBT and TEFA components (See
"Liquidity"). The new rates became effective January 1, 1998 on an interim basis and were made final effective July 13, 1998.

     In September 1996, SJG filed to reduce rates through the 1996-1997 LGAC reflecting a $1.4 million decrease in natural gas costs. Updated 1996-1997 LGAC year results were rolled into the 1997-1998 LGAC which was filed with the BPU in September 1997.

     On September 12, 1997 and September 8, 1998, SJG made its annual LGAC, TAC and DSMC filings with the BPU. The LGAC and DSMC cover the period November 1 through October 31 of each year. The TAC period runs from October 1 through May 31. In the 1997-1998 filing, the company requested a $4.7 million increase in the annual LGAC recovery which includes the 1996-1997 LGAC year results referred to above. SJG updated this amount to $7.0 million in August 1998 and included this amount in its 1998-1999 LGAC filing. The 1998-1999 LGAC filing requested a decrease in rates of $414,000. The company also requested resolution of prior year filings along with the 1998-1999 filing. All filings are still pending at the BPU.

     On March 5, 1998, the BPU approved new appliance service rates. The new rates are competitive with those of other service providers in New Jersey and are designed to increase earnings and cash flows to SJG over the current rates. In April 1998, the BPU also authorized SJG to offer new appliance service contract plans and to service electric air conditioners.

     On June 8, 1998, SJG filed a petition with the BPU requesting a change in the way in which the TAC operates. The request was granted on October 9, 1998. As a result, SJG will experience reduced fluctuations in income when temperatures are warmer or colder than normal.

     On July 31, 1998, SJG filed a motion to further unbundle natural gas service. The BPU's Order of June 26, 1998, which expanded the current residential transportation pilot program, directed SJG to file a proposal in which full residential unbundling would take place on or before January 1, 1999. Many of the issues related to residential unbundling also relate to the commercial and industrial transportation program.
Therefore, the motion encompasses all issues surrounding both programs. A proposal to completely unbundle natural gas service on SJG's system is expected to be filed with the BPU in November 1998.

     Environmental Remediation

     SJI incurred and recorded costs for environmental clean up of sites where SJG or predecessor companies operated gas manufacturing plants. SJG terminated manufactured gas operations at all sites more than 35 years ago. SJI and some of its nonutility subsidiaries also recorded costs for environmental clean up of sites where SJF previously operated a fuel oil business and Morie maintained equipment, fueling stations and storage.

                                     SJI-27

     Since the early 1980s, SJI has recorded environmental remediation costs of $98.5 million. The company has spent $42.9 million as of September 30, 1998. SJG, with the assistance of an outside consulting firm, estimates that future costs to clean up the sites will range from $50.7 million to $150.6 million. The company recorded the lower end of this range as a liability. It is reflected on the Condensed Consolidated Balance Sheet under the captions "Current Liabilities" and "Deferred Credits and Other Non-Current Liabilities." SJG's recorded environmental remediation costs do not directly affect earnings because those costs are deferred and recovered through rates over 7-year amortization periods as allowed by the BPU. SJG did not adjust the accrued liability for future insurance recoveries, which the company is pursuing. SJG received $4.2 million of insurance recoveries as of September 30, 1998. SJG used these proceeds to offset related legal fees and to reduce the balance of deferred environmental remediation costs. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site specific requirements.

     The major portion of recorded environmental remediation costs relate to the clean up of SJG's former gas manufacturing sites.
SJG recorded $91.8 million for the remediation of these sites and spent $41.1 million through September 30, 1998.

     As a result of the 7-year Remediation Adjustment Clause (RAC) recovery mechanism, SJG does not expense environmental remediation costs when incurred and defers costs to be recovered. SJG has two regulatory assets associated with environmental costs. The first regulatory asset is titled
"Environmental Remediation Cost: Expended - Net." These expenditures represent what was actually spent to clean up former gas manufacturing plant sites. These costs meet the requirements of FASB No. 71, "Accounting for the Effects of Certain Types of Regulation." The BPU allowed SJG to recover these expenditures through July 1996 and petitions to recover these costs through July 1998 are pending.

     The other regulatory asset titled "Environmental Remediation
Cost: Liability for Future Expenditures" relates to estimated future expenditures determined under the guidance of FASB No. 5, "Accounting for Contingencies." This amount, which relates to former manufactured gas plant sites, was recorded as a deferred debit with the corresponding amount reflected on the balance sheet under the captions "Current Liabilities" and "Deferred Credits and Other Non-Current Liabilities." The deferred debit is a regulatory asset under FASB No. 71, because the BPU's intent, as evidenced by its current practice, is to allow SJG to recover the deferred costs after they are expended.

     SJG files with the BPU to recover these costs in rates through its RAC. The BPU has consistently allowed the full recovery over 7-year periods, and SJG believes this will continue. As of September 30, 1998, SJG's unamortized remediation costs of $21.3 million are reflected on the balance sheet under the caption "Regulatory and Other Non-Current Assets." Since BPU approval of the RAC in August 1992, SJG has recovered $15.6 million through rates as of September 30, 1998.

                                     SJI-28

     On July 31, 1996, 1997 and 1998, SJG filed with the BPU to recover an increase in remediation costs expended from August 1995 through July 1998 totaling $4.5 million. The BPU approved the 1996-1997 RAC filing on October 9, 1998. The 1997-1998 RAC filing has been updated and the results were included in the 1998-1999 RAC filing. Both filings are still pending at the BPU.

     With Morie's sale, EMI assumed responsibility for environmental liabilities which the company estimates range between $3.3 million and $19.9 million. The information available on these sites is sufficient only to establish a range of probable liability and no point within the range is more likely than any other. Therefore, EMI continues to accrue the lower end of the range.

     Based on testing performed in 1997 and 1998, SJF, whose operations were discontinued, and SJI have also estimated their potential exposure for the future remediation of four sites where fuel oil operations existed years ago. Estimates for SJI's site range between $0.3 million and $1.0 million while SJF's estimated liability ranges from $1.3 million to $3.7 million for its three sites. The lower end of these ranges were recorded and are reflected on the balance sheet under Current Liabilities and Deferred Credits and Other Non-Current Liabilities as of September 30, 1998.

     Other Regulatory Asset Recovery

     The adoption of FASB No. 109, "Accounting for Income Taxes," in 1993 primarily resulted in creating a regulatory asset and a deferred income tax liability. As a result of positions taken in the 1994 rate case, the amortization of the asset is being recovered through rates over an 18-year period which began in December 1994. Also, FASB No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," adopted by the company in 1993, requires an accrual basis of accounting for retiree benefit payments during the years of employment. The company elected to recognize the unfunded transition obligation over a 20-year period beginning in 1993. The majority of the postretirement benefit costs were previously recoverable by SJG through rates on a pay-as-you-go basis. A December 1994 BPU order provided for partial recovery of costs associated with
FASB No. 106 and prescribed continued deferral of unrecovered costs.  Beginning January 1, 1998, the BPU approved full
recovery of the net periodic benefit cost as well as recovery of
the regulatory asset over a 15-year period.   In 1995, an
external trust was established towards funding postretirement benefit costs. Rate recovery in excess of SJG's pay-as-you-go requirement is contributed to the trust and provides no operating benefit to SJG except to the extent that trust income reduces future net periodic cost. Gross contributions to the trust amounted to $.9 million and $2.7 million for the three and nine month periods ended September 30, 1998, respectively. The balance of the regulatory asset amounted to $95.7 million at September 30, 1998.

                                     SJI-29

     Other

     SJI is subject to claims which arise in the ordinary course of its business and other legal proceedings. The company sets up reserves when these claims become apparent. SJI also maintains insurance and records probable insurance recoveries relating to outstanding claims.

     A group of Atlantic City casinos filed a petition with the BPU on January 16, 1996 alleging overcharges of over $10.0 million, including interest. A settlement has been arrived at in this litigation, under which SJG will make no payments. The group of casinos have issued general releases to SJG, and on September 4, 1998 the petition was withdrawn.

Capital Resources

     The company has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental remediation costs. Net construction and remediation expenditures for the first nine months of 1998 amounted to $39.6 million. The costs for 1998, 1999 and 2000 are estimated at approximately $73.4 million, $58.4 million and $50.1 million, respectively. These investments are expected to be funded from several sources, which may include cash generated by operations, temporary use of short-term debt, sale of first mortgage bonds, capital leases and RAC recoveries.

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

     On October 21, 1998, SJG issued $30.0 million of debt under a Medium Term Note Program established October 5, 1998. Notes totaling $10.0 million were issued at a 6.12% rate, maturing in 2010, and $20.0 million of notes were issued at a 7.125% rate, maturing in 2018. The net proceeds of these note issuances were used to retire short-term debt and to fund capital expenditures.

Other Events

     On October 14, 1998, SJI and Energy East Corporation announced plans for the formation of a jointly owned limited liability company that will market retail electricity and energy management services. This strategic move is intended to create significant efficiencies and expand service capabilities for both companies in the advent of electric utility restructuring legislation. The new venture also completes SJI's plans to shift its focus away from the wholesale electric trading business and toward the retail sector.

                                     SJI-30

     Also on October 14, 1998, SJI and Conectiv announced plans for a joint customer account services venture that will begin to provide meter reading services in southern New Jersey by the end of the year. The new venture will allow both companies to capitalize on the synergies that exist because their companies' territories overlap. Customers should benefit from the companies' collective ability to reduce meter reading costs.

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


                                     SJI-31



                          PART II  OTHER INFORMATION


Item l.  Legal Proceedings

     Information required by this Item is incorporated by reference to Part I, Item 1, Note 7, on pages 15, 16 and 17, excluding the first two paragraphs of the Note, regarding contingencies, including pending litigation and matters related to environmental remediation.


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


                         SOUTH JERSEY INDUSTRIES, INC.
                                 (Registrant)




    Dated:  November 13, 1998   By:  /s/ David A. Kindlick
                                     David A. Kindlick
                                     Vice President, Financial Operations





    Dated:  November 13, 1998   By:  /s/ William J. Smethurst, Jr.
                                     William J. Smethurst, Jr.
                                     Assistant Secretary & Assistant Treasurer




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