Form 10-K
period 1998-12-31
SOUTH JERSEY INDUSTRIES INC
filed 1999-03-29
CIK 91928

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1998        Commission File Number 1-6364

                          SOUTH JERSEY INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

        New Jersey                                      22-1901645
 (State of incorporation)                    (IRS employer identification no.)

                 1 South Jersey Plaza, Folsom, New Jersey 08037
          (Address of principal executive offices, including zip code)

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

Yes  [X]      No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of approximately 9,435,700 shares of voting stock held by non-affiliates of the registrant as of March 1, 1999 was $229,405,456. As of March 1, 1999, there were 10,780,042 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference:

        In Part I of Form 10-K:    Pages 13, 20, 21, 22, 23 and 25 of 1998
                                   Annual Report to Shareholders
        In Part II of Form 10-K:   Page 1 and Pages 12 through 26 of 1998 Annual
                                   Report to Shareholders
        In Part III of Form 10-K:  Pages 2 through 6, and 8 through 10 of the
                                   Proxy Statement dated March 12, 1999 for the
                                   1999 Annual Meeting of Shareholders


                                 - Title Page -



                                     PART I

Item 1.   Business

General

     The registrant, South Jersey Industries, Inc. (SJI), a New Jersey corporation, was formed in 1969 for the purpose of owning and holding all of the outstanding common stock of South Jersey Gas Company (SJG), a public utility, and acquiring and developing non-utility lines of business. South Jersey Energy Company (SJE), a wholly-owned subsidiary of SJI, provides services for the acquisition and transportation of natural gas and electricity for commercial, industrial and residential users. SJ EnerTrade, Inc. (EnerTrade), a wholly-owned subsidiary of SJE formed in 1997, provides services for the sale of natural gas to energy marketers, electric and gas utilities, and other wholesale users in the mid-Atlantic and southern regions of the country. Energy & Minerals, Inc. (EMI), a wholly-owned subsidiary of SJI, principally manages temporary cash investments derived from the sale of certain non-utility businesses and related assets in 1996 and 1997, manages liabilities associated with the discontinued operations of non-utility subsidiaries and owns the stock of South Jersey Fuel, Inc. (SJF), an inactive non-utility subsidiary.

Financial Information About Industry Segments

     Information regarding Industry Segments is incorporated by reference to
Note 8 on page 23 of SJI's Annual Report to Shareholders for the year ended December 31, 1998 which is attached to this report. See Item 14(c)(13).

Description of Business

     SJI is engaged in the business of operating, through subsidiaries, various business enterprises. SJI's most significant subsidiary is SJG.

     South Jersey Gas Company

     Background

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

     SJG serves 267,065 residential, commercial and industrial customers (at December 31, 1998) in southern New Jersey. Gas sales and transportation for 1998 amounted to approximately 80,521,000 Mcf (thousand cubic feet), of which approximately 46,862,000 Mcf was firm sales and transportation, 6,743,000 Mcf was interruptible sales and transportation and 26,916,000 Mcf was off-system sales. The breakdown of firm sales includes 36.2% residential, 10.3% commercial, 5.1% cogeneration and electric generation, .7% industrial and 47.7% transportation. At year-end 1998, SJG served 248,210 residential customers, 18,457 commercial customers and 398 industrial customers. This includes 1998 net additions of 6,078 residential customers, 420 commercial customers and no industrial customers.

                                      SJI-2

     Under an agreement with Conectiv Inc., an electric utility serving southern New Jersey, SJG supplies natural gas to several electric generation facilities. This gas service is provided under the terms of a firm electric service tariff approved by the New Jersey Board of Public Utilities (BPU) on a demand/commodity basis. In 1998, 2.5 Bcf (billion cubic feet) was delivered under this agreement.

     SJG serviced 7 cogeneration facilities in 1998. Combined sales and transportation of natural gas to such customers amounted to approximately 6.0 Bcf in 1998.

     SJG makes wholesale gas sales for resale to gas marketers for ultimate delivery to end users. These "off-system" sales are made possible through the issuance by the Federal Energy Regulatory Commission (FERC) of Orders No. 547 and 636. Order No. 547 issued a blanket certificate of public convenience and necessity authorizing all parties, which are not interstate pipelines, to make FERC jurisdictional gas sales for resale at negotiated rates, while Order No. 636 allowed SJG to deliver gas at delivery points on the interstate pipeline system other than its own city gate stations and release excess pipeline capacity to third parties. During 1998, off-system sales amounted to 26.9 Bcf. Also in 1998, capacity release and storage throughput amounted to 27.3 Bcf.

     Supplies of natural gas available to SJG that are in excess of the quantity required by those customers who use gas as their sole source of fuel (firm customers) make possible the sale and transportation of gas on an interruptible basis to commercial and industrial customers whose equipment is capable of using natural gas or other fuels, such as fuel oil and propane. The term "interruptible" is used in the sense that deliveries of natural gas may be terminated by SJG at any time if this action is necessary to meet the needs of higher priority customers as described in SJG's tariffs. Usage by interruptible customers, excluding off-system customers, in 1998 amounted to approximately 6.7 Bcf, approximately 6.2 percent of the total throughput.

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

                                      SJI-3

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

     In August 1997, SJG initiated its BPU approved pilot program to give residential customers a choice of gas supplier. The program included approximately 17,310 residential customers as of year end 1998. SJG continues to deliver the natural gas through its distribution system with no loss of margins.

     Revenue requirements for ratemaking purposes are established on the basis of firm sales projections. In January 1997, the BPU granted SJG a total rate increase of $10.3 million. The $6.0 million base rate portion of the increase was based on a 9.62% rate of return on rate base, which included an 11.25% return on common equity. The majority of this increase comes from residential and small commercial customers. Part of the increase is recovered from service fees which charge specific customers for costs they cause SJG to incur. Additionally, SJG's threshold for sharing pre-tax margins generated by interruptible and off-system sales and transportation (Sharing Formula) increased from $4.0 million to $5.0 million. Later in 1997, the $5.0 million threshold increased by $500,000, the annual revenue requirement associated with completing a specific pipeline interconnection. At the end of 1998, the threshold increased by another $2.0 million, with the completion of major construction projects. SJG keeps 100% of pre-tax margins up to the threshold level and 20% of such margins above that level. In October 1998, the BPU approved a revision to the Sharing Formula as part of an agreement to modify SJG's TAC. The revision credits the first $750,000 above the current threshold level to the LGAC customers. Thereafter, SJG keeps 20% of the pre-tax margins as it has historically. Additional information on regulatory affairs is incorporated by reference to Notes 1, 5, 6, 7 and 13 of SJI's Annual Report to Shareholders for the year ended December 31, 1998 which is attached to this report. See Item 14(c)(13).

     South Jersey Energy Company

     SJE, a New Jersey corporation, is a wholly owned non-regulated subsidiary of SJI and provides services for the acquisition and transportation of natural gas for retail and end users and markets total energy management services. During 1998, SJE also engaged in trading activities in the electric wholesale market. However, as a result of an alliance with Energy East Corporation, SJE ceased buying and selling wholesale electricity. The alliance enhances SJE's ability to offer a variety of products and services, from large sale cogeneration projects to retail electricity when regulation permits. In 1998, SJE was profitable but did not contribute materially to SJI's bottom line.

     SJ EnerTrade

     EnerTrade, a New Jersey corporation established by SJI in 1997, is a wholly owned non-regulated subsidiary of SJE and is engaged in providing services for the sale of natural gas to energy marketers, electric and gas utilities and other wholesale users in the mid-Atlantic and southern regions of the country.

     Energy & Minerals, Inc.

     EMI, a New Jersey corporation, is a holding company that owns all of the outstanding common stock of SJF. SJF became inactive in 1997 and its business of providing wholesale energy services was continued by EnerTrade.

                                      SJI-4

     R&T Group, Inc.

     R&T Group, Inc. (R&T), a New Jersey corporation, was a holding company that owned all the common stock of several construction subsidiaries. Operations of the construction companies ended by 1997 and the subsidiaries were merged into R&T. The financial statements include R&T as a discontinued operation (see Note 3 on page 21 of SJI's Annual Report to Shareholders for the year ended December 31, 1998 which is attached to this report). See Item 14(c)(13).

     In 1998, SJI made no public announcement of, or otherwise made public information about, a new product or industry segment that would require the investment of a material amount of the assets of SJI or which otherwise was material.

Raw Materials

     South Jersey Gas Company

     Transportation Contracts and Storage

     SJG has direct connections to two interstate pipeline companies, Transco and Columbia. During 1998, SJG purchased and had delivered approximately 51.7 Bcf of natural gas for distribution to both on-system and off-system customers. Of this total, 38.6 Bcf was transported on the Transco pipeline system and 13.1 Bcf was transported on the Columbia pipeline system. SJG also secures firm transportation and other long term services from four additional pipelines upstream of the Transco and Columbia systems. They include: Columbia Gulf Transmission Company (Columbia Gulf), Sempra Energy Trading Corp. (Sempra), Texas Gas Transmission Corporation (Texas Gas) and Equitrans. Services provided by these upstream pipelines are utilized to deliver gas into either the Transco or Columbia systems for ultimate delivery to SJG. Services provided by all of the above mentioned pipelines are subject to changes as directed by FERC Order No. 636.

     Transco:

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

     SJG also has seven long-term gas storage service agreements with Transco that, when combined, are capable of storing approximately 10.1 Bcf. Through these services, SJG can inject gas into storage during periods of low demand and withdraw gas at a rate of up to 86,972 Mcf per day during periods of high demand. The terms of the storage service agreements extend for various periods from 2001 to 2008.

     Sempra:

     SJG has separate gas sales and capacity management agreements with Sempra, which were formerly with CNG Energy Service, Corp., which provide SJG with up to 9,662 Mcf per day of gas during the period November 16 through March 31 of each year.

     Columbia:

     SJG has three firm transportation agreements with Columbia which, when combined, provide for 43,500 Mcf/d of firm deliverability.

                                      SJI-5

     SJG also subscribes to a firm storage service from Columbia, to March 31, 2009, which provides a maximum withdrawal quantity of 19,807 Mcf/d during the winter season with an associated 1,121,095 Mcf of storage capacity.

     As part of addressing future winter season requirements, SJG entered into an agreement with Columbia to subscribe to an incremental 31,296 Mcf/d of storage deliverability with an additional 2,234,482 Mcf of storage capacity that became available on April 1, 1998. The term of the agreement expires October 31, 2013. The FERC has approved Columbia's arrangements to provide such services.

     Equitrans:

     SJG has a long term storage service provided by Equitrans, to April 1, 2002, under which up to 500,000 Mcf of gas may be stored during the summer season and up to 4,783 Mcf/d may be withdrawn during the winter season. The gas is delivered to SJG under firm transportation agreements with Equitrans, CNG and Transco.

     Gas Supplies

     SJG has several long term gas supply agreements with various producers and marketers that expire between 1999 and 2007. Under these agreements, SJG can purchase up to 52,008,000 Mcf of natural gas per year. When advantageous, SJG can purchase spot supplies of natural gas in place of or in addition to those volumes reserved under long term agreements.

     The following chart shows by percentage the actual sources of purchased gas supply for each of the last three years:

                                  1998        1997        1996
                                 ------      ------      ------
          Long-Term Contract      61.8%       73.2%       83.5%
          Spot                    38.2%       26.8%       16.5%
                                 ------      ------      ------
                Total            100.0%      100.0%      100.0%


     Supplemental Gas Supplies

     SJG has a long term LNG purchase agreement with a third party provider which extends through October 31, 2000. For the 1998-1999 contract year, SJG's annual contract quantity under the agreement is 279,070 Mcf. LNG purchases are transported to SJG's McKee City, New Jersey LNG storage facility by truck.

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

     SJG also operates a high pressure pipe storage field at its McKee City facility which is capable of storing 12,000 Mcf of gas and injecting up to 10,000 Mcf/d of gas per day into SJG's distribution system.

     Peak-Day Supply

     SJG plans for a winter season peak-day demand on the basis of an average daily temperature of 2 degrees F. Gas demand on such a design day was estimated for the 1998-1999 winter season to be 412,001 Mcf versus a design day supply of 428,215 Mcf. On January 19, 1994, SJG experienced its highest peak-day demand of 370,582 Mcf with an average temperature of 2.68 degrees F. In 1998, SJG experienced a peak-day demand of 313,978 Mcf with an average temperature of
22.97 degrees F.
                                      SJI-6

     Gas Prices

     SJG's average commodity cost of gas purchased in 1998 was $2.27 per Mcf.

     EnerTrade and SJE

     Access to gas suppliers and cost of gas are significant to EnerTrade's and SJE's operations. No material part of the business of these companies is dependent upon a single customer or a few customers.

Patents and Franchises

     SJG holds nonexclusive franchises granted by municipalities in the seven county area of southern New Jersey that it serves. No other natural gas public utility presently serves the territory covered by SJG's franchises. Otherwise, patents, trademarks, licenses, franchises and concessions are not material to the business of SJI or any of its subsidiaries.

Seasonal Aspects

     SJG experiences seasonal fluctuations in sales when selling natural gas for heating purposes. SJG meets this seasonal fluctuation in demand from its firm customers by buying and storing gas during the summer months, and by drawing from storage and purchasing supplemental supplies during the heating season. As a result of this seasonality, SJG's revenues and net income are significantly higher during the first and fourth quarters than during the second and third quarters of the year.

Working Capital Practices

     As stated under Seasonal Aspects, SJG buys and stores natural gas during the summer months. These purchases are financed by short-term loans which are substantially paid down during the winter months when gas revenues are higher. Reference is also made to "Liquidity" on page 13 of the SJI's Annual Report to Shareholders for the year ended December 31, 1998 which is attached to this report. See Item 14(c)(13).

Customers

     No material part of the Company's business or that of any of its subsidiaries is dependent upon a single customer or a few customers, the loss of which would have a material adverse effect on any such business. See pages 3 and 7.

Backlog

     Backlog is not material to an understanding of SJI's business or that of any of its subsidiaries.

Government Contracts

     No material portion of the business of SJI or any of its subsidiaries is subject to renegotiation of profits or termination of contracts or subcontracts at the election of any government.

Competition

     SJG's franchises are non-exclusive, however, currently no other utility is providing service within its territory. SJG competes with oil, propane and electricity suppliers for residential, commercial and industrial users. The market for natural gas commodity sales is subject to competition as a result of deregulation. Through its tariff, SJG has promoted competition while maintaining its margins. Substantially all of SJG's profits are from the

                                      SJI-7

transportation rather than the sale of the commodity. SJG believes it has been a leader in addressing the changing marketplace. It maintains its focus on being a low-cost provider of natural gas and energy services.

     EnerTrade and SJE compete with a number of other marketers/brokers in the selling of wholesale and retail natural gas and electricity, respectively. Competition includes SJG, other utilities and alliances which include other utility companies.

Research

     During the last three fiscal years, neither SJI nor any of its subsidiaries engaged in research activities to any material extent.

Environmental Matters

     Information on environmental matters for SJI and its subsidiaries is incorporated by reference to Note 13 on page 25 of the SJI's Annual Report to Shareholders for the year ended December 31, 1998 which is attached to this report. See Item 14(c)(13).

Employees

     SJI and its subsidiaries had a total of 667 employees as of December 31, 1998.

Financial Information About Foreign and Domestic Operations and Export Sales

     SJI has no foreign operations and export sales have not been a significant part of SJI's business.


                              Item 2.   Properties

     The principal property of SJG consists of its gas transmission and distribution systems that include mains, service connections and meters. The transmission facilities carry the gas from the connections with Transco and Columbia to SJG's distribution systems for delivery to customers. As of December 31, 1998, there were approximately 92 miles of mains in the transmission systems and 5,038 miles of mains in the distribution systems.
In 1998, 270 miles of mains previously reported as transmission were reclassified as distribution.

     SJG owns office and service buildings, including its corporate headquarters, at eight locations in the territory, a liquefied natural gas storage and vaporization facility, and two propane-air vaporization plants.

     As of December 31, 1998, the SJG utility plant had a gross book value of $680.0 million and a net book value, after accumulated depreciation, of $500.4 million. In 1998, $64.9 million was spent on additions to utility plant and there were retirements of property having an aggregate gross book cost of $4.4 million. SJG construction and remediation expenditures for 1999 are currently expected to approximate $52.2 million.

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

     SJF, an inactive subsidiary, owns real estate in Deptford Township and Upper Township, New Jersey.

                                      SJI-8

     R&T, an inactive subsidiary, owns land and buildings in Vineland, New Jersey and real estate in Pleasantville, New Jersey.

     SJI owns approximately 139 acres of land in Folsom, New Jersey and approximately 9.29 acres of land in Linwood, New Jersey.


                           Item 3.   Legal Proceedings

     SJI is subject to claims which arise in the ordinary course of its business and other legal proceedings. In September 1998, SJI settled a claim that a group of Atlantic City casinos filed with the BPU alleging overcharges of over $10 million, including interest. Management of SJI believes that any pending or potential legal proceedings will not materially affect its operations, consolidated financial position or cash flow. Reference is made under Commitments and Contingencies in Note 13 on page 25 of SJI's Annual Report to Shareholders for the year ended December 31, 1998 which is attached to this report. See Item 14(c)(13).


          Item 4.   Submission Of Matters To A Vote of Security Holders

     No matter was submitted to a vote of security holders during the fourth quarter of the 1998 fiscal year.


      Item 4-A. Executive Officers (Other Than Directors) of the Registrant


          Name                    Age     Positions with SJI
          ----                    ---     ------------------
          Edward J. Graham        41      Vice President
          David A. Kindlick       44      Vice President
          Albert V. Ruggiero      50      Vice President
          George L. Baulig        57      Secretary and Treasurer


     There is no family relationship among the officers of the registrant.

     Edward J. Graham was elected Vice President & Controller of SJG effective June 1994, Vice President, Gas Management effective April 1995, and Senior Vice President, Energy Management on April 1998. Mr. Graham was elected President of SJ EnerTrade effective October 1997 and President of SJE effective October 1998. Mr. Graham was elected Vice President of SJI in June 1998.

     David A. Kindlick was elected Assistant Vice President, Revenue Requirements of SJG effective October 1989, Vice President, Revenue Requirements effective April 1992, Vice President, Rates and Budgeting effective April
1995, and Senior Vice President, Finance and Rates effective April 1998.
Mr. Kindlick was elected Vice President of SJI effective June 1997.

     Albert V. Ruggiero was elected Vice President, Human Resources of SJG effective April 1990, Vice President, Human Resources & External Affairs effective April 1995 and Senior Vice President, Corporate Development effective April 1998. Mr. Ruggiero was elected Vice President of SJI effective October 1998.

     George L. Baulig was elected Secretary and Assistant Treasurer of SJI, SJG and EMI effective November 1980. Mr. Baulig also serves as Secretary of R&T and SJE, effective October 1989 to date. Mr. Baulig was elected Treasurer of SJI, effective October 1996.

     Executive officers of SJI are elected annually and serve at the pleasure of the Board of Directors.

                                      SJI-9


                                     PART II


              Item 5.  Market for the Registrant's Common Stock and
                           Related Stockholder Matters

     Information required by this item is incorporated by reference to Note 4 on page 21 and the bottom of page 26 of SJI's Annual Report to Shareholders for the year ended December 31, 1998 which is attached to this report. See Item 14(c)(13).


                        Item 6.   Selected Financial Data

     Information required by this item is incorporated by reference to page 1 of SJI's Annual Report to Shareholders for the year ended December 31, 1998 which is attached to this report. See Item 14(c)(13).


          Item 7.   Management's Discussion and Analysis of Results of
                       Operations and Financial Condition

     Information required by this item is incorporated by reference to pages 12, 13, 14 and 15 of SJI's Annual Report to Shareholders for the year ended December 31, 1998 which is attached to this report. See Item 14(c)(13).


              Item 8.   Financial Statements and Supplementary Data

     Information required by this item is incorporated by reference to pages 15 through 25 and the top of page 26 of SJI's Annual Report to Shareholders for the year ended December 31, 1998 which is attached to this report. See Item 14(c)(13).


           Item 9.   Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure

                                      None

                                     SJI-10


                                    PART III


          Item 10.  Directors and Executive Officers of the Registrant

     Information required by this item relating to the directors of SJI is incorporated by reference to pages 2 through 6 of SJI's definitive Proxy Statement, dated March 12, 1999, filed with the Commission, File number 1-6364, in connection with SJI's 1999 Annual Meeting of Shareholders. Information required by this item relating to the executive officers (other than Directors) of SJI is set forth in Item 4-A of this report.


                        Item 11.  Executive Compensation

     Information required by this item is incorporated by reference to pages 8 through 10 of SJI's definitive Proxy Statement, dated March 12, 1999, filed with the Commission, File number 1-6364, in connection with SJI's 1999 Annual Meeting of Shareholders.


    Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information required by this item is incorporated by reference to pages 2 through 5 of SJI's definitive Proxy Statement, dated March 12, 1999, filed with the Commission, File number 1-6364, in connection with SJI's 1999 Annual Meeting of Shareholders.


            Item 13.  Certain Relationships and Related Transactions

     Information required by this item is incorporated by reference to page 6 of SJI's definitive Proxy Statement, dated March 12, 1999, filed with the Commission, File number 1-6364, in connection with SJI's 1999 Annual Meeting of Shareholders.

                                     SJI-11


                                     PART IV

    Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a) Listed below are all financial statements and schedules filed as part of this report:

     1 - The consolidated financial statements and notes to consolidated financial statements together with the report thereon of Deloitte & Touche LLP, dated February 12, 1999, are incorporated herein by reference to pages 15 through 25 of SJI's Annual Report to Shareholders for the year ended December 31, 1998 which is attached to this report. See Item 14(c)(13).

     2 - Supplementary Financial Information

     Information regarding selected quarterly financial data is incorporated herein by reference to page 26 of SJI's Annual Report to Shareholders for the year ended December 31, 1998 which is attached to this report. See Item 14(c)(13).

     Supplemental Schedules as of December 31, 1998, 1997 and 1996 and for the three years ended December 31, 1998, 1997, and 1996:

     The Independent Auditors' Report of Deloitte & Touche LLP, Auditors of SJI (page 20)

     Schedule II   - Valuation and Qualifying Accounts (page 21)

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

     3 - See Item 14(c)(13)

(b)  Reports on Form 8-K - None.

(c)  List of Exhibits (Exhibit Number is in Accordance with the Exhibit Table in
Item 601 of Regulation S-K)

Exhibit
Number

(1)(a) Medium Term Note Distribution Agreement. Incorporated by reference from Exhibit (1)(a) of Form S-3 (333-62019).

(3)(a)(i) Certificate of Incorporation of South Jersey Industries, Inc., as amended through April 19, 1984. Incorporated by reference from Exhibit (4)(a) of Form S-2 (2-91515).

(3)(a)(ii) Amendment to Certificate of Incorporation relating to two-for-one stock split effective as of April 28, 1987. Incorporated by reference from Exhibit (4)(e)(1) of Form S-3 (33-1320).

(3)(a)(iii) Amendment to Certificate of Incorporation relating to director and officer liability. Incorporated by reference from Exhibit (4)(e)(2) of Form S-3 (33-1320).

(3)(b) Bylaws of South Jersey Industries, Inc. as amended and restated through October 23, 1998 (filed herewith).

                                     SJI-12

Exhibit
Number

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

(4)(b)(xviii) Twentieth Supplemental Indenture dated as of June 1, 1993. Incorporated by reference from Exhibit (4)(b)(xviii) of Form 10-K for 1993 (1-6364).

(4)(b)(xix) Twenty-First Supplemental Indenture dated as of March 1, 1997. Incorporated by reference from Exhibit (4)(b)(xviv) of Form 10-K for 1997 (1-6364).

(4)(b)(xx) Twenty-Second Supplemental Indenture dated as of October 1, 1998. Incorporated by reference from Exhibit (4)(b)(ix) of Form S-3 (333-62019).

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

                                     SJI-13

Exhibit
Number

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

(4)(e) Medium Term Note Indenture of Trust dated October 1, 1998. Incorporated by reference from Exhibit 4(e) of Form S-3 (333-62019).

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

                                     SJI-14

Exhibit
Number

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

                                     SJI-15

Exhibit
Number

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

(10)(l)(a) Form of Deferred Compensation Agreement between South Jersey Industries, Inc. and/or a subsidiary and seven of its officers. Incorporated by reference from Exhibit (10)(j)(a) of Form 10-K for 1980 (1-6364).

(10)(l)(b) Schedule of Deferred Compensation Agreements Incorporated by reference from Exhibit (10)(l)(b) of Form 10-K for 1997 (1-6364).

                                     SJI-16

Exhibit
Number

(10)(l)(d) Form of Officer Employment Agreement between certain officers and either South Jersey Industries, Inc. or its subsidiaries. Incorporated by reference from Exhibit (10)(l)(d) of Form 10-K for 1994 (1-6364).

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

(10)(l)(i) Supplemental Executive Retirement Program, as amended and restated effective July 1, 1997, and Form of Agreement between certain SJI or subsidiary officers. Incorporated by reference from Exhibit (10)(l)(i) of Form 10-K for 1997 (1-6364).

(10)(l)(j) 1997 Stock Option and Stock Appreciation Rights Plan. Incorporated by reference from Exhibit (10)(l)(j) of Form 10-K for 1997 (1-6364).

(11)  Not applicable.

(12) Calculation of Ratio of Earnings to Fixed Charges (Before Federal Income Taxes) (filed herewith).

(13) The Annual Report to Shareholders of SJI for the year ended December 31, 1998 is filed as an exhibit hereto solely to the extent portions are specifically incorporated by reference herein (filed herewith).

(16)  Not applicable.

(18)  Not applicable.

(21)  Subsidiaries of the Registrant (filed herewith).

(22)  None.

(23)  Independent Auditors' Consent (filed herewith).

(24)  Power of Attorney (filed herewith).

(27) Financial Data Schedule (submitted only in electronic format to the Securities and Exchange Commission).

(99)  None.

                                     SJI-17


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

                                              Date:  March 29, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                          Title                        Date


/s/ Charles Biscieglia         President and Chief Executive      March 29, 1999
(Charles Biscieglia)           Officer



/s/ David A. Kindlick          Vice President                     March 29, 1999
(David A. Kindlick)            (Principal Financial Officer)



/s/ William J. Smethurst, Jr.  Assistant Secretary and Assistant  March 29, 1999
(William J. Smethurst, Jr.)    Treasurer
                               (Principal Accounting Officer)



/s/ George L. Baulig           Secretary and Treasurer            March 29, 1999
(George L. Baulig)



/s/ Anthony G. Dickson         Director                           March 29, 1999
(Anthony G. Dickson)



/s/ Richard L. Dunham          Director                           March 29, 1999
(Richard L. Dunham)



/s/ W. Cary Edwards            Director                           March 29, 1999
(W. Cary Edwards)


                                     SJI-18

      Signature                          Title                        Date



/s/ Thomas L. Glenn, Jr.       Director                           March 29, 1999
(Thomas L. Glenn, Jr.)



/s/ Herman D. James            Director                           March 29, 1999
(Herman D. James)



/s/ Clarence D. McCormick      Director                           March 29, 1999
(Clarence D. McCormick)



/s/ Frederick R. Raring        Director                           March 29, 1999
(Federick R. Raring)



/s/ Shirli M. Vioni            Director                           March 29, 1999
(Shirli M. Vioni)



                                     SJI-19



                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of South Jersey Industries, Inc.:

     We have audited the consolidated financial statements of South Jersey Industries, Inc. and its subsidiaries as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 12, 1999; such financial statements and report are included in your 1998 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of South Jersey Industries, Inc. and its subsidiaries, listed in Item 14(a). This financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
February 12, 1999



                                     SJI-20



                              SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
                              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


            Col. A               Col. B                 Col. C                Col. D            Col.  E
----------------------------------------------------------------------------------------------------------
                                                      Additions
                                           -------------------------------
                                                (1)            (2)
                               Balance at   Charged to      Charged to                        Balance at
                                Beginning    Costs and   Other Accounts -   Deductions -          End
        Classification          of Period    Expenses      Describe (a)     Describe (b)       of Period
----------------------------------------------------------------------------------------------------------
Provision for Uncollectible
Accounts for the Year Ended
December 31, 1998               $1,529,511   $1,476,914          $411,430       $2,134,566     $1,283,289


Provision for Uncollectible
Accounts for the Year Ended
December 31, 1997               $1,425,062   $1,351,360          $623,647       $1,870,558     $1,529,511


Provision for Uncollectible
Accounts for the Year Ended
December 31, 1996                 $982,031   $2,143,518          $376,919       $2,077,406 (c) $1,425,062



(a)  Recoveries of accounts previously written off and minor adjustments.

(b)  Uncollectible accounts written off.

(c)  Includes $379,297 reduction in provision resulting from the sale of The Morie Company, Inc. in 1996.


                                     SJI-21


South Jersey Industries, Inc.
1 South Jersey Plaza
Folsom, NJ 08037
Form 10-K FYE 12/31/98
EXHIBIT INDEX

Exhibit
Number

(1)(a) Medium Term Note Distribution Agreement. Incorporated by reference from Exhibit (1)(a) of Form S-3 (333-62019).

(3)(a)(i) Certificate of Incorporation of South Jersey Industries, Inc., as amended through April 19, 1984. Incorporated by reference from Exhibit (4)(a) of Form S-2 (2-91515).

(3)(a)(ii) Amendment to Certificate of Incorporation relating to two-for-one stock split effective as of April 28, 1987. Incorporated by reference from Exhibit (4)(e)(1) of Form S-3 (33-1320).

(3)(a)(iii) Amendment to Certificate of Incorporation relating to director and officer liability. Incorporated by reference from Exhibit
(4)(e)(2) of Form S-3 (33-1320).

(3)(b) Bylaws of South Jersey Industries, Inc. as amended and restated through October 23, 1998 (filed herewith).

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

(4)(b)(xix) Twenty-First Supplemental Indenture dated as of March 1, 1997. Incorporated by reference from Exhibit (4)(b)(xviv) of Form 10-K for 1997(1-6364).

                                 SJI-22

South Jersey Industries, Inc.
1 South Jersey Plaza
Folsom, NJ 08037
Form 10-K FYE 12/31/98
EXHIBIT INDEX

Exhibit
Number

(4)(b)(xx) Twenty-Second Supplemental Indenture dated as of October 1, 1998. Incorporated by reference from Exhibit (4)(b)(ix) of Form S-3 (333-62019).

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

(4)(d)(vi) Form of Guaranty Agreement between South Jersey Gas Company and SJG Capital Trust. Incorporated by reference from Exhibit (4)(d) of Form S-3 - SJG Capital Trust and South Jersey Gas Company as filed March 27, 1997, as amended April 18, 1997 and April 23, 1997
(333-24065).

                                 SJI-23

South Jersey Industries, Inc.
1 South Jersey Plaza
Folsom, NJ 08037
Form 10-K FYE 12/31/98
EXHIBIT INDEX

Exhibit
Number

(4)(e) Medium Term Note Indenture of Trust dated October 1, 1998. Incorporated by reference from Exhibit (4)(e) of Form S-3 (333-62019).

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

                                 SJI-24

South Jersey Industries, Inc.
1 South Jersey Plaza
Folsom, NJ 08037
Form 10-K FYE 12/31/98
EXHIBIT INDEX

Exhibit
Number

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

                                 SJI-25

South Jersey Industries, Inc.
1 South Jersey Plaza
Folsom, NJ 08037
Form 10-K FYE 12/31/98
EXHIBIT INDEX

Exhibit
Number

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

(10)(l)(a)  Form of Deferred Compensation Agreement between South
Jersey Industries, Inc. and/or a subsidiary and seven of its officers. Incorporated by reference from Exhibit (10)(j)(a) of Form 10-K for 1980 (1-6364).

(10)(l)(b) Schedule of Deferred Compensation Agreements. Incorporated by reference from Exhibit (10)(l)(b) of Form 10-K for 1997 (1-6364).

(10)(l)(d) Form of Officer Employment Agreement between certain officers and either South Jersey Industries, Inc. or its subsidiaries. Incorporated by reference from Exhibit (10)(l)(d) of Form 10-K for 1994 (1-6364).

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

                                 SJI-26

South Jersey Industries, Inc.
1 South Jersey Plaza
Folsom, NJ 08037
Form 10-K FYE 12/31/98
EXHIBIT INDEX

Exhibit
Number

(10)(l)(i) Supplemental Executive Retirement Program, as amended and restated effective July 1, 1997, and Form of Agreement between certain South Jersey Industries, Inc. or subsidiary officers. Incorporated by reference from Exhibit (10)(l)(i) of Form 10-K for 1997 (1-6364).

(10)(l)(j)  1997 Stock Option and Stock Appreciation Rights Plan.
Incorporated by reference from Exhibit (10)(l)(j) of Form 10-K for 1997
(1-6364).

(11)  Not applicable.

(12) Calculation of Ratio of Earnings to Fixed Charges (Before Federal Income Taxes) (filed herewith).

(13) The Annual Report to Shareholders of the Company for the year ended December 31, 1998 is filed as an exhibit hereto solely to the extent portions are specifically incorporated by reference herein (filed herewith).

(16)  Not applicable.

(18)  Not applicable.

(21)  Subsidiaries of the Registrant (filed herewith).

(22)  None.

(23)  Independent Auditors' Consent (filed herewith).

(24)  Power of Attorney (filed herewith).

(27) Financial Data Schedule (submitted only in electronic format to the Securities and Exchange Commission).

(99)  None.


                                 SJI-27