Form 10-Q
period 1999-03-31
SOUTH JERSEY INDUSTRIES INC
filed 1999-05-17
CIK 91928

Page 1 of 26



                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended March 31, 1999     Commission File Number 1-6364

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

                             Yes  [X]      No  [  ]


As of May 7, 1999, there were 10,781,236 shares of the registrant's common stock outstanding.



                            Exhibit Index on page 26


                                 - Title Page -


                         PART I    FINANCIAL INFORMATION




             Item 1.  Financial Statements -- See Pages 3 through 13





                                      SJI-2


              SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

          CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
                 (In Thousands Except for Per Share Data)


                                                      Three Months Ended
                                                           March 31,
                                                    ----------------------
                                                       1999        1998
                                                    ----------  ----------
Operating Revenues:
  Utility                                            $134,694    $108,344
  Nonutility                                           12,038      14,503
                                                    ----------  ----------
      Total Operating Revenues                        146,732     122,847
                                                    ----------  ----------
Operating Expenses:
  Gas Purchased for Resale                             78,221      61,043
  Utility Operations                                    9,530       9,957
  Nonutility Operations                                12,147      15,100
  Maintenance                                           1,287       1,595
  Depreciation                                          4,620       4,172
  Income Taxes                                         12,701       9,436
  Other Taxes                                           4,496       3,928
                                                    ----------  ----------
      Total Operating Expenses                        123,002     105,231
                                                    ----------  ----------
Operating Income                                       23,730      17,616

Interest Charges:
  Long-Term Debt                                        4,107       3,852
  Short-Term Debt and Other                               948         635
                                                    ----------  ----------
      Total Interest Charges                            5,055       4,487
                                                    ----------  ----------
Preferred Dividend Requirements of Subsidiary             772         773
                                                    ----------  ----------
Income from Continuing Operations                      17,903      12,356

Loss from Discontinued Operations - Net                   (64)       (228)
                                                    ----------  ----------
Net Income Applicable to Common Stock                 $17,839     $12,128
                                                    ==========  ==========
Average Shares of Common Stock Outstanding             10,780      10,774
                                                    ==========  ==========
Earnings Per Common Share:
  Continuing Operations                                 $1.66       $1.15
  Discontinued Operations - Net                          0.00       (0.02)
                                                    ----------  ----------
     Earnings Per Common Share                          $1.66       $1.13
                                                    ==========  ==========
Dividends Declared Per Common Share                     $0.36       $0.36
                                                    ==========  ==========

The accompanying footnotes are an integral part of the financial statements.

                                   SJI-3


                           SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (In Thousands)

                                                                   (Unaudited)
                                                                     March 31,         December 31,
                                                             ------------------------  ------------
                                                                1999         1998          1998
                                                             -----------  -----------  ------------
Assets

Property, Plant and Equipment:
  Utility Plant, at original cost                              $693,501     $630,337     $681,848
    Accumulated Depreciation                                   (183,041)    (170,483)    (179,605)
  Nonutility Property and Equipment, at cost                      2,986        3,337        2,981
    Accumulated Depreciation                                       (974)      (1,037)        (965)
                                                             -----------  -----------  ------------
        Property, Plant and Equipment - Net                     512,472      462,154      504,259
                                                             -----------  -----------  ------------
Investments:
  Available-for-Sale Securities                                     931           42          931
  Investment in Affiliate                                         1,500          811        1,440
                                                             -----------  -----------  ------------
        Total Investments                                         2,431          853        2,371
                                                             -----------  -----------  ------------
Current Assets:
  Cash and Cash Equivalents                                       5,685       14,356        5,992
  Notes Receivable - Affiliate                                    4,050          800        4,350
  Accounts Receivable                                            59,934       51,431       42,600
  Unbilled Revenues                                              17,496       10,445       19,489
  Provision for Uncollectibles                                   (1,183)      (1,253)      (1,283)
  Natural Gas in Storage, average cost                           11,864       10,451       27,619
  Materials and Supplies, average cost                            3,821        4,410        4,051
  Prepaid Taxes                                                       -            -       13,850
  Prepayments and Other Current Assets                            3,094        2,915        3,418
                                                             -----------  -----------  ------------
        Total Current Assets                                    104,761       93,555      120,086
                                                             -----------  -----------  ------------
Accounts Receivable - Merchandise                                 1,434        2,153        1,554
                                                             -----------  -----------  ------------
Regulatory and Other Non-Current Assets:
  Environmental Remediation Costs:
    Expended - Net                                               18,824       20,939       25,191
    Liability for Future Expenditures                            52,939       52,400       52,900
  Gross Receipts & Franchise Taxes                                3,474        3,917        3,585
  Income Taxes - Flowthrough Depreciation                        12,264       13,754       13,021
  Deferred Fuel Costs - Net                                           -            -        7,857
  Deferred Postretirement Benefit Costs                           5,365        5,988        5,522
  Other                                                           8,658        8,270       11,749
                                                             -----------  -----------  ------------
        Total Regulatory and Other Non-Current
         Assets                                                 101,524      105,268      119,825
                                                             -----------  -----------  ------------
              Total Assets                                     $722,622     $663,983     $748,095
                                                             ===========  ===========  ============

The accompanying footnotes are an integral part of the financial statements.

                                               SJI-4


                           SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (In Thousands)

                                                                    (Unaudited)
                                                                     March 31,         December 31,
                                                             ------------------------  ------------
                                                                1999         1998          1998
                                                             -----------  -----------  ------------
Capitalization and Liabilities

Common Equity:
  Common Stock                                                  $13,477      $13,468      $13,474
  Premium on Common Stock                                       111,321      111,111      111,253
  Retained Earnings                                              58,465       57,288       44,507
                                                             -----------  -----------  ------------
        Total Common Equity                                     183,263      181,867      169,234
                                                             -----------  -----------  ------------
Preferred Stock and Securities of Subsidiary:
   Redeemable Cumulative Preferred Stock:
     South Jersey Gas Company, Par Value $100 per share
       Authorized - 46,404, 47,304 and 46,404 shares
       Outstanding Shares:
          Series A, 4.70% -- 2,100, 3,000 and 2,100 shares          210          300          210
          Series B, 8.00% -- 19,242 shares                        1,924        1,924        1,924
   Company-Guaranteed Manditorily Redeemable
     Preferred Securities of Subsidiary Trust:
     Par Value $25 per share, 1,400,000 shares
     Authorized and Outstanding                                  35,000       35,000       35,000
                                                             -----------  -----------  ------------
        Total Preferred Stock and Securities of Subsidiary       37,134       37,224       37,134
                                                             -----------  -----------  ------------
Long-Term Debt                                                  192,523      174,212      194,710
                                                             -----------  -----------  ------------
        Total Capitalization                                    412,920      393,303      401,078
                                                             -----------  -----------  ------------
Current Liabilities:
  Notes Payable                                                  59,000       32,100       97,000
  Current Maturities of Long-Term Debt                            8,876        9,012        8,876
  Accounts Payable                                               40,080       40,023       51,960
  Customer Deposits                                               5,506        5,988        5,576
  Environmental Remediation Costs                                 9,996       15,749        9,668
  Taxes Accrued                                                  14,135       12,947        1,531
  Interest Accrued and Other Current Liabilities                  9,371        8,709       14,010
                                                             -----------  -----------  ------------
        Total Current Liabilities                               146,964      124,528      188,621
                                                             -----------  -----------  ------------
Deferred Credits and Other Non-Current Liabilities:
  Deferred Income Taxes - Net                                    84,799       80,372       84,827
  Investment Tax Credits                                          5,141        5,533        5,239
  Deferred Revenues - Net                                         4,650          981            -
  Pension and Other Postretirement Benefits                      14,751       11,883       14,227
  Environmental Remediation Costs                                47,566       41,149       47,925
  Other                                                           5,831        6,234        6,178
                                                             -----------  -----------  ------------
        Total Deferred Credits
          and Other Non-Current Liabilities                     162,738      146,152      158,396
                                                             -----------  -----------  ------------
Commitments and Contingencies

              Total Capitalization and Liabilities             $722,622     $663,983     $748,095
                                                             ===========  ===========  ============


The accompanying footnotes are an integral part of the financial statements.


                                      SJI-5

                     SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

              CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
                                     (In Thousands)


                                                                Three Months Ended
                                                                     March 31,
                                                            ---------------------------
                                                                1999           1998
                                                            ------------   ------------
Cash Flows from Operating Activities:

   Net Income Applicable to Common Stock                        $17,839        $12,128
   Adjustments to Reconcile Net Income to Cash Flows
    Provided by Operating Activities:
     Depreciation and Amortization                                5,019          4,649
     Provision for Losses on Accounts Receivable                     63            243
     Revenues and Fuel Costs Deferred - Net                      12,507          4,655
     Deferred and Non-Current Income Taxes and
      Credits - Net                                                  97          2,302
     Environmental Remediation Costs - Net                        6,297            (22)
     Changes in:
       Accounts Receivable                                      (15,514)        (9,186)
       Inventories                                               15,985         13,525
       Prepayments and Other Current Assets                         313            169
       Prepaid and Accrued Taxes - Net                           26,454         12,159
       Accounts Payable and Other Accrued Liabilities           (16,589)       (12,300)
     Other - Net                                                  4,043           (395)
                                                            ------------   ------------
          Net Cash Provided by Operating Activities              56,514         27,927
                                                            ------------   ------------
Cash Flows from Investing Activities:

   Investment in Affiliate                                          (60)           (37)
   Loan to Affiliate                                                300          3,761
   Capital Expenditures, Cost of Removal and Salvage            (13,048)        (9,966)
                                                            ------------   ------------
          Net Cash Used in Investing Activities                 (12,808)        (6,242)
                                                            ------------   ------------
Cash Flows from Financing Activities:

   Net Repayments of Lines of Credit                            (38,000)       (13,800)
   Principal Repayments of Long-Term Debt                        (2,187)        (2,188)
   Dividends on Common Stock                                     (3,881)        (3,879)
   Proceeds from Sale of Common Stock                                55             96
                                                            ------------   ------------
          Net Cash Used in Financing Activities                 (44,013)       (19,771)
                                                            ------------   ------------
Net (Decrease) Increase in Cash and Cash Equivalents               (307)         1,914
Cash and Cash Equivalents at Beginning of Period                  5,992         12,442
                                                            ------------   ------------
Cash and Cash Equivalents at End of Period                       $5,685        $14,356
                                                            ============   ============

The accompanying footnotes are an integral part of the financial statements.

                                      SJI-6

        Notes to Condensed Consolidated Financial Statements (Unaudited)


Note 1.  Significant Accounting Practices:

     Consolidation - The consolidated financial statements include the accounts of South Jersey Industries, Inc. (SJI) and its subsidiaries. All significant intercompany accounts and transactions were eliminated. SJI reclassified some previously reported amounts to conform with current year classifications. In the company's opinion, the condensed consolidated financial statements reflect all adjustments needed to fairly present SJI's financial position and operating results at the dates and for the periods presented. SJI's businesses are subject to seasonal fluctuations and, accordingly, this interim financial information should not be the basis for estimating the full year's operating results.

     Estimates and Assumptions - Our financial statements are prepared to conform with generally accepted accounting principles. Management makes estimates and assumptions that affect the amounts reported in the financial statements and related disclosures. Therefore, actual results could differ from those estimates.

     New Accounting Pronouncement - In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for our fiscal year ending December 31, 2000. This statement establishes accounting and reporting standards for derivative instruments, including those embedded in other contracts, and for hedging activities.
It requires recognizing derivatives as assets or liabilities at fair value on the balance sheet. We are currently evaluating the effects of FASB No. 133 on SJI's financial condition and results of operations, which will vary based on our use of derivative instruments at the time of adoption.

Note 2.  Discontinued Operations and Affiliations:

     Discontinued Operations - Summarized operating results of the discontinued operations for the three months ended March 31, 1999 and 1998 were (in thousands):

                                                       1999           1998
                                                     --------       --------
     Loss before Income Taxes:
       Sand Mining                                   $  (83)        $ (293)
       Construction                                     (12)           (71)
       Fuel Oil                                         (11)           (13)
       Income Tax Credits                                42            149
                                                     -------        -------
     Loss from Discontinued Operations - Net         $  (64)        $ (228)
                                                     =======        =======
     Earnings per Common Share
      from Discontinued Operations                   $(0.00)        $(0.02)
                                                     =======        =======


                                      SJI-7

     Affiliations - In April 1999, South Jersey Energy Company, Inc. (SJE, a wholly-owned subsidiary of SJI) and Energy East Solutions, Inc. (a subsidiary of Energy East Corporation) entered into an agreement to form a jointly-owned limited liability company (LLC) to market retail electricity and energy management services. The LLC is expected to create significant efficiencies and expand service capabilities for both companies in the advent of electric utility restructuring legislation.

     Also in April 1999, SJE was awarded its first environmental air quality monitoring contract along with its partner in the contract, GZA
GeoEnvironmental, Inc. (GZA). This project introduces a jointly-developed air monitoring system which was designed to assist companies involved in environmental clean up. The alliance between SJE and GZA currently exists on a contract-by-contract basis.

Note 3.  Common Stock:

     SJI has 20,000,000 shares of authorized Common Stock. The following shares were issued and outstanding:

                                                      1999           1998
                                                   ----------     ----------

     Beginning Balance, January 1                  10,778,990     10,771,413
     New Issues During Period:
       Employees' Stock Ownership Plan                  2,215          1,865
       Stock Option & Stock Appreciation
        Rights Plan                                        31          1,472
                                                   ----------     ----------
     Ending Balance, March 31                      10,781,236     10,774,750
                                                   ==========     ==========

     The par value ($1.25 per share) of stock issued in 1999 and 1998 was credited to Common Stock. Net excess over par value of $68,552 and $114,457, respectively, was credited to Premium on Common Stock for the three months ended March 31, 1999 and 1998, respectively.

     Stock Option and Stock Appreciation Rights Plan - Under this plan, not more than 306,000 shares in the aggregate may be issued to SJI's officers and other key employees. No options or stock appreciation rights may be granted under the Plan after January 23, 2007. At March 31, 1999 and 1998, SJI had 4,500 and 6,530 options outstanding, respectively, all exercisable at prices from $17.89 to $24.69 per share. During the three months ended March 31, 1999 and 1998, 500 and 6,530 options were surrendered for the issuance of 31 and 1,472 shares, respectively. No options were granted in 1999 and 1998. No stock appreciation rights were issued under the Plan. Stock options outstanding at March 31, 1999 and 1998, had no effect on EPS.

                                      SJI-8

     Dividend Reinvestment and Stock Purchase Plan (DRP) and Employees' Stock Ownership Plan (ESOP) - Shares of common stock offered through the DRP are currently purchased in the open market. All shares offered through the ESOP are issued directly by SJI. As of March 31, 1999, SJI reserved 63,093 and 29,281 shares of authorized, but unissued, common stock for future issuance to the DRP and ESOP, respectively.

Note 4.  Income Taxes:

     The significant components of federal and state income taxes reflected in the condensed statements of consolidated income for the three months ended March 31, 1999 and 1998 are as follows (in thousands):

                                                      1999           1998
                                                   ----------     ----------

     Current:
       Federal                                      $  9,295       $  4,715
       State                                           3,309          2,181
                                                   ----------     ----------
           Total Current                              12,604          6,896

     Deferred:
       Federal                                           326          2,401
       State                                            (131)           238
                                                   ----------     ----------
           Total Deferred                                195          2,639

     Investment Tax Credit                               (98)           (99)
                                                   ----------     ----------

       Income Taxes as reported on the Condensed
        Statements of  Consolidated Income            12,701          9,436

     Tax Associated with Discontinued
      Operations                                         (42)          (149)
                                                   ----------     ----------

           Net Income Taxes                          $12,659        $ 9,287
                                                   ==========     ==========


Note 5.  Recent Regulatory Actions:

     SJG began a pilot program in April 1997, giving residential customers a choice of gas supplier. During the initial enrollment period in 1997, nearly 13,000 residential customers applied for and received this service. In June 1998, the BPU expanded the number of potential participants to 25,000. There were 20,906 participants as of March 31, 1999. Participants' bills are reduced for cost of gas charges and applicable taxes. The resulting decrease in

                                     SJI-9

revenues is offset by a corresponding decrease in gas costs and taxes under SJG's BPU-approved fuel clause. While the program reduces utility revenues, it does not affect SJI's net income, financial condition or margins.

     In September 1998, SJG filed its annual LGAC, TAC and DSMC with the BPU. The LGAC and DSMC cover the period November 1 through October 31 of each year. The TAC period runs from October 1 through May 31. This current LGAC filing, which includes the results of the previous two LGAC filings, was updated in January 1999 and requests an increase in rates of $7.1 million. These filings contain no material TAC or DSMC recovery issues at this time. All filings are still pending at the BPU. We believe the ultimate settlement of these filings will not adversely affect SJG's financial position, results of operations or liquidity.

     In April 1999, the BPU approved new appliance service rates which SJG implemented in that same month. The new rates are competitive with those of other service providers in New Jersey and are designed to increase earnings and cash flows.

Note 6.  Segments of Business:

     Information about SJI's operations for the three months ended March 31, 1999 and 1998 in different industry segments is presented below (in thousands):

                                                      1999           1998
                                                   ----------     ----------

     Operating Revenues:
       Gas Utility Operations                       $135,081       $108,484
       Other Industries                               12,360         14,736
                                                   ----------     ----------

       Subtotal                                      147,441        123,220

     Intersegment Sales                                 (709)          (373)
                                                   ----------     ----------

       Total Operating Revenues                     $146,732       $122,847
                                                   ==========     ==========



     The increase in operating revenues from Other Industries is due primarily to SJE's wholesale electricity sales which began and ended in 1998 (See
Note 2).


     Operating Income:
       Gas Utility Operations                       $ 36,528       $ 27,710
       Other Industries                                  430           (167)
                                                   ----------     ----------

       Subtotal                                       36,958         27,543

     Income Taxes                                    (12,701)        (9,436)
     General Corporate Expense                          (527)          (491)
                                                   ----------     ----------

       Total Operating Income                       $ 23,730       $ 17,616
                                                   ==========     ==========


                                     SJI-10



     Depreciation and Amortization:
       Gas Utility Operations                       $  5,001       $  4,639
       Other Industries                                   10              5
       Discontinued Operations                             8              5
                                                   ----------     ----------
         Total                                      $  5,019       $  4,649
                                                   ==========     ==========

     Property Additions:
       Gas Utility Operations                       $ 12,812       $  9,737
       Other Industries                                    4              5
       Discontinued Operations                             -              -
                                                   ----------     ----------
         Total                                      $ 12,816       $  9,742
                                                   ==========     ==========

     Identifiable Assets:
       Gas Utility Operations                       $702,590       $642,907
       Other Industries                               15,163         11,027
       Discontinued Operations                         2,529          1,882
                                                   ----------     ----------
         Subtotal                                    720,282        655,816
       Corporate Assets                               23,867         20,142
       Intersegment Assets                           (21,527)       (11,975)
                                                   ----------     ----------
         Total Assets                               $722,622       $663,983
                                                   ==========     ==========


     SJI's interest expense relates primarily to SJG's borrowing and financing activities. Interest income is essentially derived from borrowings between the subsidiaries and is eliminated during consolidation. These amounts are included in our condensed statements of consolidated income and not shown above.

     Gas Utility Operations consist primarily of natural gas distribution to residential, commercial and industrial customers. Other Industries include the natural gas and electric acquisition and transportation service companies (See
Note 2).

     Total Operating Revenues by industry segment include both sales to unaffiliated customers, as reported in SJI's condensed statements of consolidated income, and intercompany sales, which are accounted for at the fair market value of the goods or services rendered.

     Operating Income is total revenues less operating expenses, income taxes and general corporate expenses, as shown on the condensed statements of consolidated income.

                                     SJI-11

     Identifiable Assets are those used in each segment of SJI's operations. Corporate assets are principally cash and cash equivalents, land, buildings and equipment held for corporate use.

Note 7.  Retained Earnings:

     Restrictions exist under various loan agreements regarding the amount of cash dividends or other distributions that we may pay on SJG's common stock. SJI's total equity in its subsidiaries' retained earnings, which is free of these restrictions, was approximately $56.6 million as of March 31, 1999.

Note 8.  Commitments and Contingencies:

     Construction Commitments - SJI's estimated cost of construction and environmental remediation programs for 1999 totals $53.2 million. Commitments were made regarding these programs.

     Pending Litigation - SJI is subject to claims arising in the ordinary course of business and other legal proceedings. We set up reserves when these claims become apparent. We also maintain insurance and record probable insurance recoveries relating to outstanding claims.

     Environmental Remediation Costs - SJI incurred and recorded costs for environmental clean up of sites where SJG or its predecessors operated gas manufacturing plants. SJG stopped manufacturing gas over 35 years ago. SJI and some of its nonutility subsidiaries also recorded costs for environmental clean up of sites where South Jersey Fuel Company (SJF) previously operated a fuel oil business and Morie maintained equipment, fueling stations and storage.

     Since the early 1980s, SJI recorded environmental remediation costs of $107.7 million, of which $50.2 million was spent as of March 31, 1999. With the assistance of an outside consulting firm, we estimate that future costs to clean up SJG's sites will range from $52.9 million to $160.3 million. We recorded the lower end of this range as a liability. It is reflected on the 1999 condensed consolidated balance sheet under the captions Current Liabilities and Deferred Credits and Other Non-Current Liabilities. SJG did not adjust the accrued liability for future insurance recoveries, which management is pursuing. We use insurance proceeds to offset related legal fees and to reduce the balance of deferred environmental remediation costs.
Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site specific requirements.

     The major portion of recorded environmental costs relate to the cleanup of SJG's former gas manufacturing sites. SJG recorded $101.0 million for the remediation of these sites and spent $48.1 million through March 31, 1999.

                                     SJI-12

     SJG has two regulatory assets associated with environmental cost. The first regulatory asset is titled Environmental Remediation Cost: Expended - Net. These expenditures represent what was actually spent to clean up former gas manufacturing plant sites. These costs meet the requirements of FASB Statement No. 71, "Accounting for the Effects of Certain Types of Regulation." The BPU allowed SJG to recover expenditures through July 1996 and petitions to recover costs through July 1998 are pending.

     The other regulatory asset titled Environmental Remediation Cost:
Liability for Future Expenditures relates to estimated future expenditures determined under the guidance of FASB Statement No. 5, "Accounting for Contingencies." This amount, which relates to former manufactured gas plant sites, was recorded as a deferred debit with the corresponding amount reflected on the condensed consolidated balance sheet under the captions, Current Liabilities and Deferred Credits and Other Non-Current Liabilities. The deferred debit is a regulatory asset under FASB No. 71. The BPU's intent, evidenced by current practice, is to allow SJG to recover the deferred costs after they are spent.

     SJG files with the BPU to recover these costs in rates through its RAC. The BPU has consistently allowed the full recovery over 7-year periods, and SJG believes this will continue. As of March 31, 1999, SJG's unamortized remediation costs of $18.8 million are reflected on the condensed consolidated balance sheet under the caption Regulatory and Other Non-Current Assets. Since BPU approval of the RAC in 1992, SJG recovered $18.0 million through rates as of March 31, 1999.

     With Morie's sale, EMI assumed responsibility for environmental liabilities which we estimate to range between $3.1 million and $9.7 million. The information available on these sites is sufficient only to establish a range of probable liability, and no point within the range is more likely than any other. Therefore, EMI continues to accrue the lower end of the range. Changes in the accrual are included in the condensed statements of consolidated income under the caption, Loss from Discontinued Operations - Net.

     SJI and SJF estimated their potential exposure for the future remediation of four sites where fuel oil operations existed years ago. Estimates for SJI's site range between $0.3 million and $0.9 million, while SJF's estimated liability ranges from $1.3 million to $4.8 million for its three sites. The lower ends of these ranges were recorded and are reflected on the condensed consolidated balance sheet under Current Liabilities and Deferred Credits and Other Non-Current Liabilities as of March 31, 1999.

                                     SJI-13

          Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Overview

     South Jersey Industries, Inc. (SJI) has two operating subsidiaries, South Jersey Gas Company (SJG) and South Jersey Energy Company (SJE). SJG is a regulated natural gas distribution company serving 269,108 customers at March 31, 1999, compared with 262,315 customers at March 31, 1998. SJG also makes off-system sales of natural gas on a wholesale basis to various customers on the interstate pipeline system and transports natural gas purchased directly from producers or suppliers for our own sales and for some of our customers. SJE provides services for the acquisition and transportation of natural gas for retail end users and markets total energy management services. In 1998, SJE bought and sold electricity in the wholesale market. However, as a result of an alliance with Energy East Solutions, Inc. (EES, a subsidiary of Energy East Corporation), SJE ceased buying and selling wholesale electricity. SJE has one operating subsidiary, SJ EnerTrade (EnerTrade). EnerTrade, formed in October 1997, provides services for the sale of natural gas to energy marketers, electric and gas utilities, and other wholesale users in the mid-Atlantic and southern regions of the country. The results of non-regulated energy service companies, SJE and EnerTrade, do not contribute materially to SJI's financial statements at this time.

Forward Looking Statements

     This report contains certain forward-looking statements concerning projected future financial performance, future operating performance, future plans and courses of action and future economic conditions. All statements in this report other than statements of historical fact are forward-looking statements. These forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting the company and involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and actual results could differ materially from those expressed or implied in the forward-looking statements.

     A number of factors could cause our actual results to differ materially from those anticipated, including, but not limited to the following: general economic conditions on an international, federal, state and local level; weather conditions in the company's marketing areas; regulatory and court decisions; competition in the company's regulated and deregulated activities; the availability and cost of capital; the company's ability to maintain existing and/or establish successful new alliances and joint ventures to take advantage of marketing opportunities; costs and effects of unanticipated legal proceedings; Year 2000 related costs or operating problems and environmental liabilities; and changes in business strategies.

Pilot Program - Choice of Gas Supplier

     In April 1997, SJG began its New Jersey Board of Public Utilities (BPU) approved pilot program giving residential customers a choice of gas supplier. During the initial enrollment period in 1997, approximately 13,000 residential

                                     SJI-14

customers applied for and received this service. In June 1998, the BPU expanded the number of potential participants to 25,000. There were 20,906 participants as of March 31, 1999. Participants' bills are reduced for cost of gas charges and applicable taxes. The resulting decrease in SJG's revenues is offset by a corresponding decrease in gas costs and taxes under a BPU-approved fuel clause. While the program reduces utility revenues, it does not affect SJG's net income, financial condition or margins.

Energy Adjustment Clauses

     In 1998, the BPU approved a revised Temperature Adjustment Clause (TAC) for SJG, effective October 1998. TAC adjustments during the first quarter of 1999 increased revenue and net income by $2.16 million and $1.28 million, respectively. TAC adjustments for the same period in 1998 were immaterial. While the revenue and income impacts of TAC adjustments are recorded as incurred, cash inflows or outflows directly attributable to TAC adjustments do not begin until the next TAC year. Each TAC year begins October 1.

Status of Year 2000 Conversion

     State of Readiness

     We prepared a Year 2000 Impact and Assessment Study and developed a detailed plan to enable SJI to be ready for year 2000. Ready means that mission critical software, hardware, devices, systems, facilities and business relationships are prepared to operate satisfactorily through the end of 1999 and beyond.

     SJI revised approximately 91% of effected programming code as of March 31, 1999. We have scheduled all revisions to be complete by July 1999. We believe that 90% of all, and 100% of our mission critical, embedded technology is Y2K ready. We have been testing all revisions on an as completed basis and will continue to test through the end of this year.

     The most significant areas that are not as of yet Y2K ready are SJG's SCADA software, which monitors natural gas flow throughout our distribution system, and our cash processing equipment. SJG has contracted with a vendor to replace the SCADA software with a version that is Y2K compliant, with installation and testing to be completed by the end of the third quarter.
SJG's gas distribution system is designed to provide uninterrupted gas flow and has long-standing, repeatedly tested back-up procedures in place to ensure gas flow in the event of hardware, software, electrical or SCADA failures. Regarding cash processing, we are currently considering options that include outsourcing the function, purchasing Y2K compliant equipment and modifying the existing equipment. Back-up cash processing procedures are in place.

     We surveyed all of our vendors regarding their Y2K readiness. All vendors providing third party software have indicated their products used by us are Y2K ready. Of product and service vendors surveyed, 72% of all and 96% of mission critical vendors have indicated Y2K readiness. We are actively pursuing assurances that the remainder of our vendors will be Y2K ready.

                                     SJI-15

     Year 2000 Costs

     We project Y2K costs to total $0.58 million, with $0.41 having been spent through March 31, 1999.

     Year 2000 Risks and Contingency Plans

     The worst case scenario that concerns us the most is a temporary disruption of service to our gas customers. As a contingency, our gas distribution system can be operated manually. We have received assurances from our two direct connect gas supply pipelines that they are Y2K ready. We are seeking assurances from the companies that supply gas to our system that they will be Y2K ready. We are preparing contingency plans for use in the event that they are not ready. Contingency plans have been or are being prepared to address Y2K related problems. All contingency plans for high priority items such as service continuation, safety and revenues are scheduled to be completed by July 1999.

     Y2K Summary

     If some key systems and devices are not ready for the Year 2000, in particular at pipeline, telecommunication, electricity or banking service vendors, there will likely be adverse effects on the company's business, results of operations and financial condition.

     While unexpected Y2K problems can occur, we do not anticipate any material difficulty in achieving Y2K readiness based upon the nature of SJI's operating and information systems and the state of planning and remediation. Any problems that arise should be immaterial to our financial position or operating results.

Results of Operations - First Quarter Ended March 31, 1999
Compared to First Quarter Ended March 31, 1998

Operating Revenues - Utility

     Revenues increased $26.4 million in the first three months of 1999 compared with the prior year period. The primary reasons for the increase were increased off-system sales, the effects of the revised TAC and 6,793 additional customers at SJG. These factors more than offset revenue reductions due to the continued migration of firm gas sales to firm transportation. Note, however, that SJG's tariffs are structured so that profits are derived from the transportation of gas, not the sale of the commodity. Consequently, the switch to firm transportation reduced revenues but did not impact profitability.

     Weather in the first three months of 1999 was 15.5% colder than the prior year period, but 3.9% warmer than the 20-year average. Previously, changes in temperatures were typically the single most important factor in explaining revenue fluctuations for comparative periods in SJI's utility operations. Revisions to SJG's TAC that became effective in October 1998 will significantly reduce the weather related volatility in SJI's utility revenues. However,

                                     SJI-16

comparisons for the first two quarters of 1999 to the prior year periods will continue to show volatility as 1998 revenues were heavily influenced by weather. Revenues for 1999 will be closely tied to the 20-year normal temperatures and not actual weather conditions.

     The following is a comparison of operating revenue and throughput for the three month period ended March 31, 1999 vs. the three month period ended March 31, 1998.

                                                      1999           1998
                                                   ----------     ----------

     Utility Operating Revenues (Thousands):
       Firm
         Residential                                 $72,536        $63,852
         Commercial                                   16,185         15,917
         Industrial                                    1,811          1,815
         Cogeneration & Electric Generation              667            961
         Firm Transportation                          10,831          7,582
                                                   ----------     ----------

           Total Firm                                102,030         90,127

       Interruptible                                     340          1,037
       Interruptible Transportation                      533            895
       Off-System                                     30,486         13,174
       Capacity Release & Storage                        874          2,262
       Other                                             819            990
       Intercompany Sales                               (388)          (141)
                                                   ----------     ----------

           Total Utility Operating Revenues         $134,694       $108,344
                                                   ==========     ==========

     Throughput (Mmcf):
       Firm
         Residential                                   8,883          7,922
         Commercial                                    2,216          2,235
         Industrial                                      122            172
         Cogeneration & Electric Generation               71             91
         Firm Transportation                           6,789          6,397
                                                   ----------     ----------

           Total Firm Throughput                      18,081         16,817

       Interruptible                                     107            283
       Interruptible Transportation                    1,103          2,118
       Off-System                                     14,314          5,306
       Capacity Release & Storage                      3,321          6,485
                                                   ----------     ----------

           Total Throughput                           36,926         31,009
                                                   ==========     ==========

                                     SJI-17

Operating Revenues - Nonutility

     Nonutility operating revenues decreased by $2.5 million primarily due to the discontinuation of SJE's wholesale electric trading activities. The loss of these revenues was partially offset by increased levels of retail gas sales to residential customers and casinos in Atlantic City.

Gas Purchased for Resale

     Gas purchased for resale increased $17.2 million in 1999 compared with 1998 due principally to increased sales volumes, particularly to off-system customers. Gas supply sources include contract and open-market purchases. SJG secures and maintains its own gas supplies to serve its customers.

Utility Operations

     A summary of net changes in Utility Operations (in thousands):

                                              Three Months Ended
                                                  March 31,
                                                1999 vs. 1998
                                              ------------------

     Other Production Expense                           $13
     Transmission                                        26
     Distribution                                        94
     Customer Accounts and Services                    (225)
     Sales                                              (27)
     Administration and General                        (312)
     Other                                                4
                                                   ---------
                                                      $(427)
                                                   =========


     Customer Accounts and Services costs decreased in 1999 principally due to a decrease in reserves for uncollectible accounts and reduced meter reading expenses. Meter reading expenses declined due to a change to bimonthly meter reading. Administrative and General costs decreased from 1998 levels principally due to an emphasis on cost cutting in general.

                                     SJI-18

Other Operating Expenses

     A summary of principal changes in other consolidated operating expenses (in thousands):

                                              Three Months Ended
                                                  March 31,
                                                1999 vs. 1998
                                              ------------------

     Nonutility Operations                          $(2,953)
     Maintenance                                       (308)
     Depreciation                                       448
     Income Taxes                                     3,265
     Other Taxes                                        568


     Changes in nonutility expenses principally reflect the discontinuation of SJE's wholesale electricity trading activities, partially offset by increased levels of retail gas sales to residential customers and casinos in Atlantic City. The decrease in maintenance expense is principally due to reduced overtime charges and fewer occurrences of distribution system leaks. Depreciation is higher due to increased investment in property, plant and equipment by SJG. Income Tax changes reflect the impact of changes in pre-tax income. Other taxes increased because of higher sales volumes due to lower temperatures in the first quarter of 1999 and adjustments recorded in 1998 related to the Energy Tax Reform Act implemented January 1998.

Interest Charges

     Interest charges increased in 1999 principally due to the effect of increased short and long-term debt outstanding. The debt was incurred primarily to support the expansion and upgrade of SJG's gas transmission and distribution system.

Discontinued Operations

     Loss from discontinued operations decreased $164,000 in 1999 principally due to decreased environmental remediation costs.

                                     SJI-19

Net Income Applicable to Common Stock

     Net income (in thousands) and earnings per common share reflect the following changes:

                                              Three Months Ended
                                                  March 31,
                                                1999 vs. 1998
                                              ------------------

     Income from Continuing Operations               $5,547
     Loss from Discontinued Operations - Net            164
                                                   ---------
           Net Income Increase                       $5,711
                                                   =========

     Earnings per Common Share:
       Continuing Operations                          $0.51
       Discontinued Operations - Net                   0.02
                                                   ---------
           Earnings per Share Increase                $0.53
                                                   =========



     The details affecting the changes in net income and earnings per share are discussed under the appropriate captions above.

Liquidity

     The seasonal nature of gas operations; the timing of construction and remediation expenditures and related permanent financing; as well as mandated tax and sinking fund payment dates require large, short-term cash requirements. These requirements are generally met by cash from operations and short-term lines of credit. We maintain short-term lines of credit with a number of banks, totaling $135.0 million, of which $76.0 million was available at March 31, 1999. The credit lines are uncommitted and unsecured with interest rates at or below the prime rate.

                                     SJI-20

     The changes in cash flows from operating activities (in thousands):

                                                    Three Months Ended
                                                        March 31,
                                                      1999 vs. 1998
                                                    ------------------

     Increases/(Decreases):
     Net Income                                            $5,711
     Depreciation and Amortization                            370
     Provision for Losses on Accounts Receivable             (180)
     Revenues and Fuel Costs Deferred - Net                 7,852
     Deferred and Non-Current Income Taxes and
      Credits - Net                                        (2,205)
     Environmental Remediation Costs-Net                    6,319
     Accounts Receivable                                   (6,328)
     Inventories                                            2,460
     Prepayments and Other Current Assets                     144
     Prepaid and Accrued Taxes - Net                       14,295
     Accounts Payable and Other Accrued Liabilities        (4,289)
     Other - Net                                            4,438
                                                         ---------
           Net Cash Provided by Operating Activities      $28,587
                                                         =========


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

     Changes in Deferred and Non-Current Income Taxes and Credits - Net represent the differences between taxes accrued and amounts paid. Generally, deferred income taxes related to deferred fuel costs will be paid in the next year.

     Changes in Environmental Remediation Costs - Net represent the differences between amounts expended for environmental remediation compared with amounts collected under the RAC and insurance recoveries.

     Changes in Accounts Receivable are primarily due to higher off-system sales and the impact of colder weather on SJG's sales volumes. These cash uses were partially offset by the discontinuation of wholesale electricity sales by SJE. Weather and commodity prices also impact this line item. Changes impact cash flows when receivables are collected in subsequent periods.

                                     SJI-21

     Changes in Inventories reflect the impact of seasonal requirements, temperatures and price changes.

     Changes in Prepaid and Accrued Taxes - Net reflect the impact of differences between taxes paid and taxes accrued. Significant timing differences exist in cash flows during the year. Approximately 50% of SJG's taxes are paid in installments during the first half of the year and the remaining 50% are paid on May 15 of each year. SJG uses short-term borrowings to pay taxes, resulting in a temporary increase in the short-term debt level. The carrying costs of timing differences are recognized in base utility rates. Utilization of prepaid tax balances resulted in minimal cash outflows in the first quarter of 1999.

     Changes in Accounts Payable and Other Current Liabilities reflect the impact of timing differences between the accrual and payment of costs.

     Changes in Other - Net reflect numerous changes in noncurrent assets and liabilities, including a settlement of an eminent domain proceeding and accrued deferred income taxes.

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

Regulatory Matters

     On February 9, 1999, the "Electric Discount and Energy Computation Act"
P.L. 1999,    c. 23 (the Act) was signed into law in New Jersey.  This bill establishes the framework and necessary time schedules for the deregulation and restructuring of the electric and natural gas utilities in the state. As to natural gas utilities, the Act completes the "unbundling" rate process, establishes a time frame for the institution of competitive services for customer accounting functions and also sets forth a time frame for a determination as to whether basic gas supply services should become competitive.

     The Act also contains numerous provisions which require the BPU to promulgate and adopt a variety of standards related to the implementation of the Act. These required standards address fair competition, affiliate relations, accounting, competitive services, supplier licensing, consumer protection and aggregation. On March 31, 1999, the BPU issued Draft Interim Standards in response to the Act. In issuing its Order, the BPU stated that the Draft Interim Standards ". . . do not necessarily represent the final views of the Board on these matters. . ." As such, the BPU has undertaken an extensive comment and meeting process to address the concerns of all impacted parties. The company has been actively participating in this process, and management believes the final standards will be reasonable for all parties.

     Other matters are incorporated by reference to Note 5 to the condensed consolidated financial statements included as part of this report.

                                     SJI-22

Capital Resources

     SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental remediation costs. Net construction and remediation expenditures for the first quarter of 1999 amounted to $6.8 million. The costs for 1999, 2000 and 2001 are estimated at approximately $53.2 million, $57.8 million and $56.7 million, respectively. We will fund these expenditures from several sources, which may include cash generated by operations, temporary use of short-term debt, sale of medium-term notes, capital leases, RAC recoveries, insurance recoveries and the issuance of equity.

Other Events

     In April 1999, SJE and EES completed the formation of a jointly owned limited liability company to market retail electricity and energy management services. The LLC is intended to create significant efficiencies and expand service capabilities for both companies upon the completion of proceedings to implement the electric utility restructuring legislation.

     SJE and GZA GeoEnvironmental, Inc. (GZA) have begun marketing a jointly-developed air monitoring system which is designed to assist companies involved in environmental clean-up. The partners were awarded their first contract to install the system in April 1999. The relationship between SJE and GZA currently exists on a contract-by-contract basis.

Summary

     SJI is confident it will have sufficient cash flow to meet its operating, capital and dividend needs and is taking and will take such actions necessary to employ its resources effectively.


                                     SJI-23

                           PART II  OTHER INFORMATION


Item l.   Legal Proceedings

     Information required by this Item is incorporated by reference to Part I,
Item 1, Note 8, on pages 12 and 13, excluding the first two paragraphs of the Note, regarding contingencies, including pending litigation and matters related to environmental remediation.


Item 6.   Exhibits and Reports on Form 8-K

     b. No reports on Form 8-K were filed during the quarter for which this report is filed.




                                     SJI-24


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         SOUTH JERSEY INDUSTRIES, INC.
                                  (Registrant)



     Dated:  May 14, 1999            By:  /s/ David A. Kindlick
                                          David A. Kindlick
                                          Vice President, Financial Operations




     Dated:  May 14, 1999            By:  /s/ William J. Smethurst, Jr.
                                          William J. Smethurst, Jr.
                                          Treasurer




                                     SJI-25


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






                                     SJI-26