Form 10-Q
period 1999-06-30
SOUTH JERSEY INDUSTRIES INC
filed 1999-08-16
CIK 91928

Page 1 of 28


                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                                 FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



  For the Quarter Ended June 30, 1999      Commission File Number 1-6364



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

                          Yes  [X]      No  [  ]


As of August 6, 1999, there were 10,975,389 shares of the registrant's common stock outstanding.


                         Exhibit Index on page 28


                              - Title Page -




                      PART I    FINANCIAL INFORMATION




          Item 1.  Financial Statements -- See Pages 3 through 14








                                   SJI-2


                  SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

              CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
                     (In Thousands Except for Per Share Data)

                                                             Three Months Ended
                                                                   June 30,
                                                            ----------------------
                                                               1999        1998
                                                            ----------  ----------
Operating Revenues:
  Utility                                                     $65,897     $52,088
  Nonutility                                                   10,800      19,575
                                                            ----------  ----------
      Total Operating Revenues                                 76,697      71,663
                                                            ----------  ----------
Operating Expenses:
  Gas Purchased for Resale                                     42,505      30,266
  Utility Operations                                           10,147      10,452
  Nonutility Operations                                        10,008      20,142
  Maintenance                                                   1,314       1,275
  Depreciation                                                  4,701       4,261
  Income Taxes                                                    470        (463)
  Other Taxes                                                   1,872       2,036
                                                            ----------  ----------
      Total Operating Expenses                                 71,017      67,969
                                                            ----------  ----------
Operating Income                                                5,680       3,694

Interest Charges:
  Long-Term Debt                                                3,917       3,711
  Short-Term Debt and Other                                       993         765
                                                            ----------  ----------
      Total Interest Charges                                    4,910       4,476
                                                            ----------  ----------
Preferred Dividend Requirements of Subsidiary                     772         772
                                                            ----------  ----------
Loss from Continuing Operations                                    (2)     (1,554)

Loss from Discontinued Operations - Net                           (59)     (2,368)
                                                            ----------  ----------
Net Loss Applicable to Common Stock                              ($61)    ($3,922)
                                                            ==========  ==========
Average Shares of Common Stock Outstanding                     10,781      10,775
                                                            ==========  ==========
Earnings Per Common Share:
  Continuing Operations                                         $0.00      ($0.14)
  Discontinued Operations - Net                                 (0.01)      (0.22)
                                                            ----------  ----------
     Earnings Per Common Share                                 ($0.01)     ($0.36)
                                                            ==========  ==========
Dividends Declared Per Common Share                             $0.36       $0.36
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

                                   SJI-3


                  SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

              CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
                     (In Thousands Except for Per Share Data)

                                                               Six Months Ended
                                                                   June 30,
                                                            ----------------------
                                                               1999        1998
                                                            ----------  ----------
Operating Revenues:
  Utility                                                    $200,591    $160,432
  Nonutility                                                   22,838      34,078
                                                            ----------  ----------
      Total Operating Revenues                                223,429     194,510
                                                            ----------  ----------
Operating Expenses:
  Gas Purchased for Resale                                    120,725      91,309
  Utility Operations                                           19,677      20,408
  Nonutility Operations                                        22,155      35,243
  Maintenance                                                   2,601       2,870
  Depreciation                                                  9,321       8,433
  Income Taxes                                                 13,171       8,973
  Other Taxes                                                   6,369       5,964
                                                            ----------  ----------
      Total Operating Expenses                                194,019     173,200
                                                            ----------  ----------
Operating Income                                               29,410      21,310

Interest Charges:
  Long-Term Debt                                                8,024       7,563
  Short-Term Debt and Other                                     1,941       1,400
                                                            ----------  ----------
      Total Interest Charges                                    9,965       8,963
                                                            ----------  ----------
Preferred Dividend Requirements of Subsidiary                   1,544       1,545
                                                            ----------  ----------
Income from Continuing Operations                              17,901      10,802

Loss from Discontinued Operations - Net                          (123)     (2,596)
                                                            ----------  ----------
Net Income Applicable to Common Stock                         $17,778      $8,206
                                                            ==========  ==========
Average Shares of Common Stock Outstanding                     10,780      10,774
                                                            ==========  ==========
Earnings Per Common Share:
  Continuing Operations                                         $1.66       $1.00
  Discontinued Operations - Net                                 (0.01)      (0.24)
                                                            ----------  ----------
     Earnings Per Common Share                                  $1.65       $0.76
                                                            ==========  ==========
Dividends Declared Per Common Share                             $0.72       $0.72
                                                            ==========  ==========

The accompanying footnotes are an integral part of the financial statements.

                                   SJI-4


                          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (In Thousands)

                                                                   (Unaudited)
                                                                    June 30,         December 31,
                                                             ----------------------  -------------
                                                                1999        1998         1998
                                                             ----------  ----------  -------------
Assets
------
Property, Plant and Equipment:
  Utility Plant, at original cost                             $703,929    $644,734       $681,848
    Accumulated Depreciation                                  (185,898)   (173,614)      (179,605)
  Nonutility Property and Equipment, at cost                     3,029       3,010          2,981
    Accumulated Depreciation                                      (983)       (991)          (965)
                                                             ----------  ----------  -------------
        Property, Plant and Equipment - Net                    520,077     473,139        504,259
                                                             ----------  ----------  -------------
Investments:
  Available-for-Sale Securities                                  1,077          42            931
  Investment in Affiliate                                        2,131         942          1,440
                                                             ----------  ----------  -------------
        Total Investments                                        3,208         984          2,371
                                                             ----------  ----------  -------------
Current Assets:
  Cash and Cash Equivalents                                     11,135       8,070          5,991
  Notes Receivable - Affiliate                                   4,050       2,550          4,350
  Accounts Receivable                                           36,678      38,619         42,600
  Unbilled Revenues                                              6,970       3,102         19,489
  Provision for Uncollectibles                                  (1,191)     (1,257)        (1,283)
  Natural Gas in Storage, average cost                          20,121      19,827         27,619
  Materials and Supplies, average cost                           3,962       4,244          4,051
  Prepaid Taxes                                                 10,009      15,345         13,850
  Prepayments and Other Current Assets                           5,054       4,237          3,419
                                                             ----------  ----------  -------------
        Total Current Assets                                    96,788      94,737        120,086
                                                             ----------  ----------  -------------
Accounts Receivable - Merchandise                                1,344       2,080          1,554
                                                             ----------  ----------  -------------
Regulatory and Other Non-Current Assets:
  Environmental Remediation Costs:
    Expended - Net                                              24,503      22,542         27,500
    Liability for Future Expenditures                           52,939      50,697         52,939
  Gross Receipts & Franchise Taxes                               3,363       3,806          3,585
  Income Taxes - Flowthrough Depreciation                       12,020      13,510         13,021
  Deferred Fuel Costs - Net                                          -           -          5,509
  Deferred Postretirement Benefit Costs                          5,207       5,837          5,522
  Other                                                          8,127       8,188         11,749
                                                             ----------  ----------  -------------
        Total Regulatory and Other Non-Current Assets          106,159     104,580        119,825
                                                             ----------  ----------  -------------
              Total Assets                                    $727,576    $675,520       $748,095
                                                             ==========  ==========  =============

The accompanying footnotes are an integral part of the financial statements.

                                   SJI-5


                          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (In Thousands)
                                                                  (Unaudited)
                                                                   June 30,          December 31,
                                                             ----------------------  -------------
                                                                1999        1998         1998
                                                             ----------  ----------  -------------
Capitalization and Liabilities
------------------------------
Common Equity:
  Common Stock                                                 $13,719     $13,469        $13,474
  Premium on Common Stock                                      116,388     111,179        111,253
  Capital Stock Expense                                            (13)          -              -
  Retained Earnings                                             54,523      49,487         44,507
                                                             ----------  ----------  -------------
        Total Common Equity                                    184,617     174,135        169,234
                                                             ----------  ----------  -------------
Preferred Stock and Securities of Subsidiary:
   Redeemable Cumulative Preferred Stock:
     South Jersey Gas Company, Par Value $100 per share
       Authorized - 45,504, 46,404 and 46,404 shares
       Outstanding Shares:
          Series A, 4.70% -- 1,200, 2,100 and 2,100 shares         120         210            210
          Series B, 8.00% -- 19,242 shares                       1,924       1,924          1,924
   Company-Guaranteed Manditorily Redeemable
     Preferred Securities of Subsidiary Trust:
     Par Value $25 per share, 1,400,000 shares
     Authorized and Outstanding                                 35,000      35,000         35,000
                                                             ----------  ----------  -------------
        Total Preferred Stock and Securities of Subsidiary      37,044      37,134         37,134
                                                             ----------  ----------  -------------
Long-Term Debt                                                 185,704     166,853        194,710
                                                             ----------  ----------  -------------
        Total Capitalization                                   407,365     378,122        401,078
                                                             ----------  ----------  -------------
Current Liabilities:
  Notes Payable                                                 82,300      72,675         97,000
  Current Maturities of Long-Term Debt                           8,876       8,876          8,876
  Accounts Payable                                              38,049      34,774         51,960
  Customer Deposits                                              5,373       5,815          5,576
  Environmental Remediation Costs                               10,173      17,837          9,668
  Taxes Accrued                                                  6,697       1,070          1,531
  Interest Accrued and Other Current Liabilities                 7,706      10,532         14,010
                                                             ----------  ----------  -------------
        Total Current Liabilities                              159,174     151,579        188,621
                                                             ----------  ----------  -------------
Deferred Credits and Other Non-Current Liabilities:
  Deferred Income Taxes - Net                                   84,660      82,686         84,827
  Investment Tax Credits                                         5,044       5,434          5,239
  Deferred Revenues - Net                                        3,777       2,220              -
  Pension and Other Postretirement Benefits                     14,171      11,535         14,227
  Environmental Remediation Costs                               47,263      37,871         47,925
  Other                                                          6,122       6,073          6,178
                                                             ----------  ----------  -------------
        Total Deferred Credits
          and Other Non-Current Liabilities                    161,037     145,819        158,396
                                                             ----------  ----------  -------------
Commitments and Contingencies

              Total Capitalization and Liabilities            $727,576    $675,520       $748,095
                                                             ==========  ==========  =============

The accompanying footnotes are an integral part of the financial statements.

                                   SJI-6


                        SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
                                        (In Thousands)
                                                                         Six Months Ended
                                                                             June 30,
                                                                      -----------------------
                                                                         1999         1998
                                                                      ----------   ----------
Cash Flows from Operating Activities:

   Net Income Applicable to Common Stock                                $17,778       $8,206
   Adjustments to Reconcile Net Income to Cash Flows
    Provided by Operating Activities:
     Depreciation and Amortization                                       10,777        9,411
     Provision for Losses on Accounts Receivable                            267          466
     Revenues and Fuel Costs Deferred - Net                               9,286        5,227
     Deferred and Non-Current Income Taxes and Credits - Net                194        4,582
     Environmental Remediation Costs - Net                                2,840         (445)
     Changes in:
       Accounts Receivable                                               18,082       10,668
       Inventories                                                        7,587        4,315
       Prepayments and Other Current Assets                              (1,659)        (834)
       Prepaid and Accrued Taxes - Net                                    9,007      (13,596)
       Accounts Payable and Other Accrued Liabilities                   (20,418)     (17,365)
     Other - Net                                                          3,725         (683)
                                                                      ----------   ----------
          Net Cash Provided by Operating Activities                      57,466        9,952
                                                                      ----------   ----------
Cash Flows from Investing Activities:

   Investment in Affiliate                                                 (692)       2,011
   Loan to Affiliate                                                        300             -
   Capital Expenditures, Cost of Removal and Salvage                    (25,561)     (25,733)
   Purchase of Available-for-Sale Securities                               (145)           -
                                                                      ----------   ----------
          Net Cash Used in Investing Activities                         (26,098)     (23,722)
                                                                      ----------   ----------
Cash Flows from Financing Activities:

   Net (Repayments of) Borrowings from Lines of Credit                  (14,700)      26,775
   Principal Repayments of Long-Term Debt                                (9,006)      (9,625)
   Dividends on Common Stock                                             (7,762)      (7,757)
   Repurchase of Preferred Stock                                            (90)         (90)
   Proceeds from Sale of Common Stock                                     5,334          122
   Payments for Issuance of Long-Term Debt and Preferred Securities           -          (27)
                                                                      ----------   ----------
          Net Cash (Used in) Provided by Financing Activities           (26,224)       9,398
                                                                      ----------   ----------
Net Increase (Decrease) in Cash and Cash Equivalents                      5,144       (4,372)
Cash and Cash Equivalents at Beginning of Period                          5,991       12,442
                                                                      ----------   ----------
Cash and Cash Equivalents at End of Period                              $11,135       $8,070
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

     New Accounting Pronouncement - In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for our fiscal year ending December 31, 2001. This statement establishes accounting and reporting standards for derivative instruments, including those embedded in other contracts, and for hedging activities. It requires recognizing derivatives as assets or liabilities at fair value on the balance sheet. We are currently evaluating the effects of FASB No. 133 on SJI's financial condition and results of operations, which will vary based on our use of derivative instruments at the time of adoption.

Note 2.  Discontinued Operations and Affiliations:

     Discontinued Operations - Summarized operating results of the discontinued operations were (in thousands):

                                     Three Months Ended     Six Months Ended
                                          June 30,               June 30,
                                     ------------------    ------------------
                                       1999      1998        1999      1998
                                     --------  --------    --------  --------
     Loss before Income Taxes:
       Sand Mining                   $   (58)  $(3,222)    $  (141)  $(3,515)
       Construction                      (11)     (383)        (23)     (454)
       Fuel Oil                          (27)      (11)        (38)      (24)
       Income Tax Credits                 37     1,248          79     1,397
                                     -------   -------     -------   -------
     Loss from Discontinued
      Operations - Net               $   (59)  $(2,368)    $  (123)  $(2,596)
                                     =======   =======     =======   =======

     Earnings per Common Share
      from Discontinued Operations    $(0.01)   $(0.22)     $(0.01)   $(0.24)
                                     =======   =======     =======   =======


                                     SJI-8


     Affiliations - In April 1999, South Jersey Energy Company, Inc. (SJE, a wholly-owned subsidiary of SJI) and Energy East Solutions, Inc. (a subsidiary of Energy East Corporation) entered into an agreement to form South Jersey Energy Solutions, LLC, a jointly-owned limited liability company (LLC) to market retail electricity and energy management services. The LLC is intended to create significant efficiencies and expand service capabilities for both companies when proceedings to implement electric utility restructuring are completed in New Jersey.

Note 3.  Common Stock:

     SJI has 20,000,000 shares of authorized Common Stock. The following shares were issued and outstanding:

                                              1999            1998
                                           ----------      ----------

     Beginning Balance, January 1          10,778,990      10,771,413
     New Issues During Period:
       Dividend Reinvestment and
        Stock Purchase Plan                   192,675               -
       Employees' Stock Ownership Plan          3,175           2,812
       Stock Option & Stock Appreciation
        Rights Plan                                31           1,472
                                           ----------      ----------
     Ending Balance, June 30               10,974,871      10,775,697
                                           ==========      ==========


     The par value ($1.25 per share) of stock issued in 1999 and 1998 was credited to Common Stock. Net excess over par value of $5,135,444 and $182,413 respectively, was credited to Premium on Common Stock for the six months ended June 30, 1999 and 1998, respectively.

     Stock Option and Stock Appreciation Rights Plan - Under this plan, not more than 306,000 shares in the aggregate may be issued to SJI's officers and other key employees. No options or stock appreciation rights may be granted under the Plan after January 23, 2007. At June 30, 1999 and 1998, SJI had 4,500 and 6,530 options outstanding, respectively, all exercisable at prices from $17.89 to $24.69 per share. During the six months ended June 30, 1999 and 1998, 500 and 6,530 options were surrendered for the issuance of 31 and 1,472 shares, respectively. No options were granted in 1999 and 1998. No stock appreciation rights were issued under the Plan. Stock options outstanding at June 30, 1999 and 1998, had no effect on EPS.

     Dividend Reinvestment and Stock Purchase Plan (DRP) and Employees' Stock Ownership Plan (ESOP) - Effective June 1999, newly issued shares of common
stock offered through the DRP are issued directly by SJI.   All shares offered
through the ESOP continue to be issued directly by SJI. As of June 30, 1999, SJI reserved 869,408 and 28,321 shares of authorized, but unissued, common stock for future issuance to the DRP and ESOP, respectively.

                                     SJI-9

Note 4.  Income Taxes:

     The significant components of federal and state income taxes reflected in the condensed statements of consolidated income are as follows (in thousands):

                                     Three Months Ended     Six Months Ended
                                          June 30,               June 30,
                                     ------------------    ------------------
                                       1999      1998        1999      1998
                                     --------  --------    --------  --------
     Current:
       Federal                       $    (9)  $(2,800)    $  9,384  $  1,915
       State                             381      (212)       3,592     1,969
                                     -------   -------     --------  --------
         Total Current                   372    (3,012)      12,976     3,884

     Deferred:
       Federal                           326     2,378          652     4,779
       State                            (131)      270         (262)      508
                                     -------   -------     --------  --------
         Total Deferred                  195     2,648          390     5,287

     Investment Tax Credit               (97)      (99)        (195)     (198)
                                     -------   -------     --------  --------
       Income Taxes as reported on
        the Condensed Statements of
        Consolidated Income              470      (463)      13,171     8,973

     Tax Associated with Discontinued
      Operations                         (37)   (1,248)         (79)   (1,397)
                                     -------   -------     --------  --------
         Net Income Taxes            $   433   $(1,711)    $ 13,092  $  7,576
                                     =======   =======     ========  ========


Note 5.  Recent Regulatory Actions:

     SJG began a pilot program in April 1997, giving residential customers a choice of gas supplier. During the initial enrollment period in 1997, nearly 13,000 residential customers applied for and received this service. The BPU subsequently expanded the number of potential participants to 50,000 and, as of June 30, 1999, enrollment totaled 24,750. In January 2000, all of SJG's customers will become eligible to choose a gas supplier. Participants' bills are reduced for cost of gas charges and applicable taxes. The resulting decrease in revenues is offset by a corresponding decrease in gas costs and taxes under SJG's BPU-approved fuel clause. While the program reduces utility revenues, it does not affect SJG's net income, financial condition or margins.

     In September 1998, SJG filed its annual LGAC, TAC and DSMC with the BPU. The LGAC and DSMC cover the period November 1 through October 31 of each year. The TAC period runs from October 1 through May 31. On May 12, 1999, the BPU approved a $7.1 million increase in rates as part of the current annual filing, which included the results of the previous two annual filings.

                                     SJI-10

     In April 1999, the BPU approved new hourly appliance service rates which SJG implemented in that same month. On June 30, 1999, SJG filed a proposal to implement several new service contract plans and to expand its existing service contract plans to include appliances not presently covered. Subsequently, SJG increased the price of its existing service contract plans effective August 1, 1999. The new rates and plans are competitive with those of other service providers in New Jersey and are designed to increase earnings and cash flows.

Note 6.  Segments of Business:

     Information about SJI's operations in different industry segments is presented below (in thousands):

                                     Three Months Ended     Six Months Ended
                                          June 30,               June 30,
                                     ------------------    ------------------
                                       1999      1998        1999      1998
                                     --------  --------    --------  --------

     Operating Revenues:
       Gas Utility Operations        $66,650   $52,256     $201,732  $160,741
       Other Industries               11,123    19,783       23,483    34,518
                                     -------   -------     --------  --------
           Subtotal                   77,773    72,039      225,215   195,259

     Intersegment Sales               (1,076)     (376)      (1,786)     (749)
                                     -------   -------     --------  --------

           Total Operating Revenues  $76,697   $71,663     $223,429  $194,510
                                     =======   =======     ========  ========

     The increase in operating revenues from Other Industries is due primarily to SJE's wholesale electricity sales which began and ended in 1998.

                                     Three Months Ended     Six Months Ended
                                          June 30,               June 30,
                                     ------------------    ------------------
                                       1999      1998        1999      1998
                                     --------  --------    --------  --------

     Operating Income:
       Gas Utility Operations        $ 5,345   $ 3,856     $ 41,873  $ 31,566
       Other Industries                  919      (133)       1,348      (300)
                                     -------   -------     --------  --------
           Subtotal                    6,264     3,723       43,221    31,266

       Income Taxes                     (469)      463      (13,170)   (8,973)
       General Corporate Expense        (115)     (492)        (641)     (983)
                                     -------   -------     --------  --------

           Total Operating Income    $ 5,680   $ 3,694     $ 29,410  $ 21,310
                                     =======   =======     ========  ========


     Depreciation and Amortization:
       Gas Utility Operations        $ 5,739   $ 4,749     $ 10,740  $  9,388
       Other Industries                   11         7           21        12
       Discontinued Operations             8         6           16        11
                                     -------   -------     --------  --------

           Total                     $ 5,758   $ 4,762     $ 10,777  $  9,411
                                     =======   =======     ========  ========


                                     SJI-11

     Property Additions:
       Gas Utility Operations        $12,222   $15,517     $ 25,034  $ 25,254
       Other Industries                   44        65           48        70
                                     -------   -------     --------  --------

           Total                     $12,266   $15,582     $ 25,082  $ 25,324
                                     =======   =======     ========  ========

     Identifiable Assets:
       Gas Utility Operations                              $709,020  $649,202
       Other Industries                                      14,668    18,532
       Discontinued Operations                                2,537     1,611
                                                           --------  --------
           Subtotal                                         726,225   669,345

       Corporate Assets                                      21,976    21,523
       Intersegment Assets                                  (20,625)  (15,348)
                                                           --------  --------

           Total Assets                                    $727,576  $675,520
                                                           ========  ========


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

Note 7.  Retained Earnings:

     Restrictions exist under various loan agreements regarding the amount of cash dividends or other distributions that we may pay on SJG's common stock. SJI's total equity in its subsidiaries' retained earnings, which is free of these restrictions, was approximately $52.7 million as of June 30, 1999.

                                     SJI-12

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

     Since the early 1980s, SJI recorded environmental remediation costs of $114.6 million, of which $57.2 million was spent as of June 30, 1999. With the assistance of an outside consulting firm, we estimate that future costs to clean up SJG's sites will range from $52.9 million to $160.3 million. We recorded the lower end of this range as a liability. It is reflected on the 1999 condensed consolidated balance sheet under the captions Current Liabilities and Deferred Credits and Other Non-Current Liabilities. SJG did not adjust the accrued liability for future insurance recoveries, which management is pursuing. We use insurance proceeds to offset related litigation costs and to reduce the balance of deferred environmental remediation costs. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site specific requirements.

     The major portion of recorded environmental costs relate to the cleanup of SJG's former gas manufacturing sites. SJG recorded $107.9 million for the remediation of these sites and spent $55.0 million through June 30, 1999.

     SJG has two regulatory assets associated with environmental cost. The first regulatory asset is titled Environmental Remediation Cost: Expended - Net. These expenditures represent what was actually spent to clean up former gas manufacturing plant sites. These costs meet the requirements of FASB Statement No. 71, "Accounting for the Effects of Certain Types of Regulation." The BPU allowed SJG to recover expenditures through July 1996 and petitions to recover costs through July 1999 are pending.

                                     SJI-13

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

     SJG files with the BPU to recover these costs in rates through its RAC. The BPU has consistently allowed the full recovery over 7-year periods, and SJG believes this will continue. As of June 30, 1999, SJG's unamortized remediation costs of $24.5 million are reflected on the condensed consolidated balance sheet under the caption Regulatory and Other Non-Current Assets. Since BPU approval of the RAC in 1992, SJG recovered $19.3 million through rates as of June 30, 1999.

     With Morie's sale, Energy & Minerals, Inc. (EMI) assumed responsibility for environmental liabilities which we estimate to range between $3.1 million and $9.7 million. The information available on these sites is sufficient only to establish a range of probable liability, and no point within the range is more likely than any other. Therefore, EMI continues to accrue the lower end of the range. Changes in the accrual are included in the condensed statements of consolidated income under the caption, Loss from Discontinued Operations - Net.

     SJI and SJF estimated their potential exposure for the future remediation of four sites where fuel oil operations existed years ago. Estimates for SJI's site range between $0.3 million and $0.9 million, while SJF's estimated liability ranges from $1.3 million to $4.8 million for its three sites. The lower ends of these ranges were recorded and are reflected on the condensed consolidated balance sheet under Current Liabilities and Deferred Credits and Other Non-Current Liabilities as of June 30, 1999.


                                     SJI-14

          Item 2.   Management's Discussion and Analysis of Results of
                       Operations and Financial Condition


Overview

     South Jersey Industries, Inc. (SJI) has two operating subsidiaries, South Jersey Gas Company (SJG) and South Jersey Energy Company (SJE). SJG is a regulated natural gas distribution company serving 270,433 customers at June 30, 1999, compared with 263,678 customers at June 30, 1998. SJG also makes off-system sales of natural gas on a wholesale basis to various customers on the interstate pipeline system and transports natural gas purchased directly from producers or suppliers for our own sales and for some of our customers. SJE provides services for the acquisition and transportation of natural gas for retail end users and markets total energy management services. SJE also markets an air quality monitoring system that provides around-the-clock, real time monitoring for airborne substances around a site or facility. In 1998, SJE bought and sold electricity in the wholesale market. However, as a result of an alliance with Energy East Solutions, Inc. (EES, a subsidiary of Energy East Corporation), SJE ceased buying and selling wholesale electricity. SJE plans to begin marketing retail electricity in New Jersey in 1999 through a limited liability company, jointly owned with EES. SJE has one operating subsidiary, SJ EnerTrade (EnerTrade). EnerTrade, formed in October 1997, provides services for the sale of natural gas to energy marketers, electric and gas utilities, and other wholesale users in the mid-Atlantic and southern regions of the country.

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

                                     SJI-15

Pilot Program - Choice of Gas Supplier

     SJG operates a New Jersey Board of Public Utilities (BPU) approved pilot program giving residential customers a choice of gas supplier. Currently the program is open to 50,000 potential participants and, as of June 30, 1999, enrollment totaled 24,750. In January 2000, all of SJG's customers will become eligible to choose a gas supplier. Participants' bills are reduced for cost of gas charges and applicable taxes. The resulting decrease in SJG's revenues is offset by a corresponding decrease in gas costs and taxes under a BPU-approved fuel clause. While the program reduces utility revenues, it does not affect SJG's net income, financial condition or margins.

Energy Adjustment Clauses

     In 1998, the BPU approved a revised Temperature Adjustment Clause (TAC) for SJG, effective October 1998. TAC adjustments had the following impacts on 1999 and 1998 second quarter and six month net earnings:

                                                         1999        1998
                                                       --------    --------
     TAC Adjustment to Net Income ($ in thousands)

         Quarter Ended 6/30                               ($44)      $247
         Six Months Ended 6/30                          $1,232       $247


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

     SJI revised 100% of effected programming code as of June 1, 1999. We believe that 90% of all, and 100% of our mission critical, embedded technology is Y2K ready. We have tested all revisions on an as completed basis and will continue to test through the end of this year.

                                     SJI-16

     The most significant area that is not currently Y2K ready is SJG's SCADA software, that monitors natural gas flow throughout our distribution system. SJG has contracted with a vendor to replace the SCADA software with a version that is Y2K compliant, with installation and testing to be completed by the end of the third quarter. SJG's gas distribution system is designed to provide uninterrupted gas flow and has long-standing, repeatedly tested back-up procedures in place to ensure gas flow in the event of hardware, software, electrical or SCADA failures. SJI's cash processing system was Y2K ready as of June 30. This function had previously been identified in the March Form 10Q as not being Y2K ready.

     We surveyed all of our vendors regarding their Y2K readiness. All vendors providing third party software have indicated their products used by us are Y2K ready. Of product and service vendors surveyed, 71% of all and 100% of mission critical vendors have indicated Y2K readiness. We are actively pursuing assurances that the remainder of our vendors will be Y2K ready.

     Year 2000 Costs

     We project Y2K costs to total $0.54 million, with $0.43 million having been spent through June 30, 1999.

     Year 2000 Risks and Contingency Plans

     The worst case scenario that concerns us the most is a temporary disruption of service to our gas customers. As a contingency, our gas distribution system can be operated manually. We have received assurances from our two direct connect gas supply pipelines that they are Y2K ready. We are seeking assurances from the companies that supply gas to our system that they will be Y2K ready. We are preparing contingency plans for use in the event that they are not ready. Contingency plans have been or are being prepared to address Y2K related problems. All contingency plans for high priority items such as service continuation, safety and revenues are scheduled to be completed by the end of August 1999.

     Y2K Summary

     If some key systems and devices are not ready for the Year 2000, in particular at pipeline, telecommunication, electricity or banking service vendors, there will likely be adverse effects on the company's business, results of operations and financial condition.

     While unexpected Y2K problems can occur, we do not anticipate any material difficulty in achieving Y2K readiness based upon the nature of SJI's operating and information systems and the state of planning and remediation. Any problems that arise within the company should be immaterial to our financial position or operating results.

                                     SJI-17

Results of Operations - Three and Six Months Ended June 30, 1999
Compared to Three and Six Months Ended June 30, 1998

Operating Revenues - Utility

     Revenues increased $13.8 million in the second quarter and $40.2 million in the first six months of 1999 compared with the prior year periods. The primary reasons for the increases were increased off-system sales and 6,755 additional customers at SJG. Six month results also benefited significantly from the revised TAC. These factors more than offset revenue reductions due to the continued migration of firm gas sales to firm transportation. Note, however, that SJG's tariffs are structured so that profits are derived from the transportation of gas, not the sale of the commodity. Consequently, the switch to firm transportation reduced revenues but did not impact profitability.

     Weather in the second quarter and first six months of 1999 was 8.7% and 14.2% colder, respectively, than the prior year periods. Weather was 0.9% colder and 3.0% warmer for the second quarter and first six months, respectively, than the 20-year average. Previously, changes in temperatures were typically the single most important factor in explaining revenue fluctuations for comparative periods in SJI's utility operations. Revisions to SJG's TAC that became effective in October 1998 significantly reduced the weather related volatility in SJI's utility revenues. However, comparisons for the first two quarters of 1999 to the prior year periods continued to show volatility as 1998 revenues were heavily influenced by weather. Revenues for 1999 will be closely tied to the 20-year normal temperatures and not actual weather conditions.

     The following is a comparison of operating revenue and throughput for the three and six month periods ended June 30, 1999 vs. the same periods ended June 30, 1998.

                                     SJI-18


                                         2nd Quarter           Year to Date
                                         -----------           ------------
                                       1999      1998        1999        1998
                                     --------  --------    ---------  ---------

Utility Operating Revenues (Thousands):

  Firm
    Residential                      $25,025   $23,494      $97,561    $87,346
    Commercial                         5,016     5,899       21,201     21,816
    Industrial                           913       733        2,724      2,548
    Cogeneration & Electric
     Generation                        2,136     2,458        2,803      3,419
    Firm Transportation                6,131     4,726       16,962     12,308
                                     -------   -------     --------   --------
      Total Firm                      39,221    37,310      141,251    127,437

  Interruptible                          653       614          993      1,651
  Interruptible Transportation           362       541          895      1,436
  Off-System                          24,557    11,051       55,043     24,225
  Capacity Release & Storage             856     1,428        1,730      3,690
  Other                                1,001     1,275        1,820      2,265
  Intercompany Sales                    (753)     (131)      (1,141)      (272)
                                     -------   -------     --------   --------
      Total Utility Operating
       Revenues                      $65,897   $52,088     $200,591   $160,432
                                     =======   =======     ========   ========

Throughput (Mmcf):
  Firm
    Residential                        2,696     2,480       11,579    10,402
    Commercial                           621       737        2,837     2,972
    Industrial                            37        58          159       230
    Cogeneration & Electric
     Generation                          679       802          750       893
    Firm Transportation                5,875     4,887       12,664    11,284
                                     -------   -------      -------   -------
      Total Firm Throughput            9,908     8,964       27,989    25,781

  Interruptible                          137       178          244       461
  Interruptible Transportation           831     1,280        1,934     3,398
  Off-System                          10,461     4,570       24,775     9,876
  Capacity Release & Storage           8,038     7,653       11,359    14,138
                                     -------   -------      -------   -------
      Total Throughput                29,375    22,645       66,301    53,654
                                     =======   =======      =======   =======



                                     SJI-19

Operating Revenues - Nonutility

     Nonutility operating revenues decreased by $8.8 million and $11.2 million for the second quarter and six month periods of 1999, respectively, primarily due to the discontinuation of SJE's wholesale electric trading activities. The loss of these revenues was partially offset by increased levels of retail gas sales to residential customers and casinos in Atlantic City.

Gas Purchased for Resale

     Gas purchased for resale increased $12.2 million and $29.4 million for the second quarter and six month periods of 1999, respectively, compared with the same periods in 1998 due principally to increased sales volumes, particularly to off-system customers. These increases were partially offset by SJG's ability to buy gas during the first six months of 1999 at an average cost of $2.10/dt compared with $2.39/dt in 1998. Gas supply sources include contract and open-market purchases. SJG secures and maintains its own gas supplies to serve its customers.

Utility Operations

     A summary of net changes in Utility Operations (in thousands):

                                        Three Months Ended    Six Months Ended
                                            June 30,              June 30,
                                          1999 vs. 1998         1999 vs. 1998
                                        ------------------    ----------------

     Other Production Expense                   $(3)                  $10
     Transmission                                19                    45
     Distribution                              (295)                 (201)
     Customer Accounts and Services            (115)                 (340)
     Sales                                        9                   (18)
     Administration and General                  37                  (275)
     Other                                       43                    48
                                             ------                ------
                                              $(305)                $(731)
                                             ======                ======


     Distribution expenses declined due to reduced levels of new and replacement meter and regulator installations. Installation activity is expected to increase during the second half of 1999. Customer Accounts and Services costs decreased in 1999 principally due to a decrease in reserves for uncollectible accounts and reduced meter reading expenses. Meter reading expenses declined due to a change to bimonthly meter reading. Administrative and General costs decreased for the six month period from 1998 levels principally due to an emphasis on cost cutting in general.

                                     SJI-20

Other Operating Expenses

     A summary of principal changes in other consolidated operating expenses (in thousands):

                                        Three Months Ended    Six Months Ended
                                            June 30,              June 30,
                                          1999 vs. 1998         1999 vs. 1998
                                        ------------------    ----------------

     Nonutility Operations                   $(10,134)            $(13,088)
     Maintenance                                   39                 (269)
     Depreciation                                 440                  888
     Income Taxes                                 933                4,198
     Other Taxes                                 (164)                 405


     Decreases in nonutility expenses principally reflect the discontinuation of SJE's wholesale electricity trading activities, partially offset by increased levels of retail gas sales to residential customers and casinos in Atlantic City. The decrease in maintenance costs for the first six months is principally due to reduced overtime charges and fewer occurrences of distribution system leaks experienced. Depreciation is higher due to increased investment in property, plant and equipment by SJG. Income Tax changes reflect the impact of changes in pre-tax income. Other taxes increased for the first six months because of higher sales volumes due primarily to lower temperatures in the first quarter of 1999 and adjustments recorded in 1998 related to the Energy Tax Reform Act implemented January 1998.

Interest Charges

     Interest charges increased in 1999 due to the effect of increased short and long-term debt outstanding, partially offset by lower interest rates experienced during the first half of this year. The debt was incurred primarily to support the expansion and upgrade of SJG's gas transmission and distribution system.

Discontinued Operations

     Loss from discontinued operations decreased $2.3 million for the second quarter and $2.5 million for the first six months of 1999 principally due to a product liability settlement recorded in June 1998 and decreased environmental remediation costs.

                                     SJI-21

Net Income Applicable to Common Stock

     Net income (in thousands) and earnings per common share reflect the following changes:

                                        Three Months Ended    Six Months Ended
                                            June 30,              June 30,
                                          1999 vs. 1998         1999 vs. 1998
                                        ------------------    ----------------

     Income from Continuing Operations         $1,552               $7,099
     Loss from Discontinued Operations
      - Net                                     2,309                2,473
                                              -------              -------
           Net Income Increase                 $3,861               $9,572
                                              =======              =======

     Earnings per Common Share:
       Continuing Operations                    $0.14                $0.66
       Discontinued Operations - Net             0.21                 0.23
                                              -------              -------
           Earnings per Share Increase          $0.35                $0.89
                                              =======              =======


     The details affecting the changes in net income and earnings per share are discussed under the appropriate captions above.

Liquidity

     The seasonal nature of gas operations; the timing of construction and remediation expenditures and related permanent financing; as well as mandated tax and sinking fund payment dates require large, short-term cash requirements. These requirements are generally met by cash from operations and short-term lines of credit. We maintain short-term lines of credit with a number of banks, totaling $145.0 million, of which $62.7 million was available at June 30, 1999. The credit lines are uncommitted and unsecured with interest rates typically available based upon the Federal Funds Rates or London Interbank Offered Rates (LIBOR).

                                     SJI-22

     The changes in cash flows from operating activities (in thousands):

                                                       Six Months Ended
                                                            June 30,
                                                         1999 vs. 1998
                                                       ----------------

     Increases/(Decreases):
     Net Income Applicable to Common Stock                 $9,572
     Depreciation and Amortization                          1,366
     Provision for Losses on Accounts Receivable             (199)
     Revenues and Fuel Costs Deferred - Net                 4,059
     Deferred and Non-Current Income Taxes and
      Credits - Net                                        (4,388)
     Environmental Remediation Costs-Net                    3,285
     Accounts Receivable                                    7,414
     Inventories                                            3,272
     Prepayments and Other Current Assets                    (825)
     Prepaid and Accrued Taxes - Net                       22,603
     Accounts Payable and Other Accrued Liabilities        (3,053)
     Other - Net                                            4,408
                                                         --------
           Net Cash Provided by Operating Activities      $47,514
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

     Changes in Accounts Receivable are primarily due to the discontinuation of wholesale electricity sales by SJE. This cash source was partially offset by higher off-system sales and the impact of colder weather on SJG's sales volumes. Weather and commodity prices also impact this line item. Changes impact cash flows when receivables are collected in subsequent periods.

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

Regulatory Matters

     In July 1999, SJG filed its annual petition to recover environmental remediation costs through the Remediation Adjustment Clause (RAC) mechanism. In the petition, SJG proposed to freeze the level of the RAC for three years and to obtain recovery of interest expenses that SJG incurs on unamortized remediation costs.

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

     The Act also contains numerous provisions which require the BPU to promulgate and adopt a variety of standards related to the implementation of the Act. These required standards address fair competition, affiliate relations, accounting, competitive services, supplier licensing, consumer protection and aggregation. On March 31, 1999, the BPU issued Draft Interim Standards in response to the Act. In issuing its Order, the BPU stated that the Draft Interim Standards ". . . do not necessarily represent the final views of the Board on these matters. . ." As such, the BPU has undertaken an extensive comment and meeting process to address the concerns of all impacted parties. The company has been actively participating in this process, and management believes the final standards will not have a material adverse effect on the company.

     Other matters are incorporated by reference to Note 5 to the condensed consolidated financial statements included as part of this report.

                                     SJI-24

Capital Resources

     SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental remediation costs. Net construction and remediation expenditures for the first half of 1999 amounted to $22.7 million. The costs for 1999, 2000 and 2001 are estimated at approximately $53.2 million, $57.8 million and $56.7 million, respectively. We will fund these expenditures from several sources, which may include cash generated by operations, temporary use of short-term debt, sale of medium-term notes, capital leases, RAC recoveries, insurance recoveries and the issuance of equity.

     Effective June 1999, SJI changed the way that shares were purchased by participants in the company's Dividend Reinvestment Plan (DRP). Since 1994, our DRP purchased shares for participants on the open market. Now plan participants are receiving newly issued shares. On June 30, the DRP participants received a total of 192,675 newly issued shares at a discounted price of $27.3157 per share. We chose to offer a 2% discount on DRP investments because it was the most cost effective way to raise equity capital in the quantities that we were seeking. The DRP provided SJI with $5.26 million of equity capital in June and our goal is to raise an additional $9.74 million via this method by January 2000.

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





                                     SJI-25


                           PART II  OTHER INFORMATION

Item l.  Legal Proceedings

     Information required by this Item is incorporated by reference to Part I,
Item 1, Note 8, on pages 13 and 14, excluding the first two paragraphs of the Note, regarding contingencies, including pending litigation and matters related to environmental remediation.


Item 2.  Submission of Matters to a Vote of Security Holders

    (a)  The company held its annual meeting of shareholders on April 22, 1999.

    (c) Class I directors (with a term expiring in 2002) were elected by a vote of:

                                            For           Withheld

             Charles Biscieglia          9,286,311        318,491
             Richard L. Dunham           9,287,047        317,755
             W. Cary Edwards             9,284,567        320,235


         Class II directors (with a term expiring in 2000) continuing in office are: Anthony G. Dickson, Clarence D. McCormick and Shirli M. Vioni, Ph.D.

         Class III directors (with a term expiring in 2001) continuing in office are: Thomas L. Glenn, Jr., Herman D. James, Ph.D. and Frederick R. Raring.

         The amendment of the Registrant's 1997 Stock-Based Compensation Plan was approved by a vote of 8,161,976 for the amendment, and 1,201,724 against, with abstentions of 241,101.

         The appointment of Deloitte & Touche LLP as the company's independent accountants for the year ending December 1999 was approved by a vote of 9,400,393 for the appointment and 92,461 against, with 111,943 abstentions.


Item 6.  Exhibits and Reports on Form 8-K

    (b) No reports on Form 8-K were filed during the quarter for which this report is filed.


                                     SJI-26


                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         SOUTH JERSEY INDUSTRIES, INC.
                                  (Registrant)



     Dated:  August 13, 1999         By:  /s/ David A. Kindlick
                                          David A. Kindlick
                                          Vice President, Financial Operations



     Dated:  August 13, 1999         By:  /s/ William J. Smethurst, Jr.
                                          William J. Smethurst, Jr.
                                          Treasurer




                                     SJI-27


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









                                     SJI-28