Form 10-Q
period 1999-09-30
SOUTH JERSEY INDUSTRIES INC
filed 1999-11-15
CIK 91928

Page 1 of 28

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  For the Quarter Ended September 30, 1999      Commission File Number 1-6364


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

                             Yes  [X]      No  [ ]


As of November 5, 1999, there were 11,150,336 shares of the registrant's common stock outstanding.


                            Exhibit Index on page 28

                                 - Title Page -




                        PART I -- FINANCIAL INFORMATION



            Item 1.  Financial Statements -- See Pages 3 through 14





                                     SJI-2

               SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

           CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
                  (In Thousands Except for Per Share Data)

                                                        Three Months Ended
                                                           September 30,
                                                      ----------------------
                                                         1999        1998
                                                      ----------  ----------
Operating Revenues:
  Utility                                               $49,287     $43,432
  Nonutility                                              9,878      88,067
                                                      ----------  ----------
      Total Operating Revenues                           59,165     131,499
                                                      ----------  ----------
Operating Expenses:
  Gas Purchased for Resale                               32,421      26,220
  Utility Operations                                      9,861      10,625
  Nonutility Operations                                  10,028      86,469
  Maintenance                                             1,289       1,120
  Depreciation                                            4,781       4,324
  Income Taxes                                           (2,544)     (1,697)
  Other Taxes                                             1,531       1,603
                                                      ----------  ----------
      Total Operating Expenses                           57,367     128,664
                                                      ----------  ----------
Operating Income                                          1,798       2,835

Interest Charges:
  Long-Term Debt                                          3,802       3,646
  Short-Term Debt and Other                               1,381       1,392
                                                      ----------  ----------
      Total Interest Charges                              5,183       5,038
                                                      ----------  ----------
Preferred Dividend Requirements of Subsidiary               769         771
                                                      ----------  ----------
Loss from Continuing Operations                          (4,154)     (2,974)

Loss from Discontinued Operations - Net                     (37)        (91)
                                                      ----------  ----------
Net Loss Applicable to Common Stock                     ($4,191)    ($3,065)
                                                      ==========  ==========
Average Shares of Common Stock Outstanding               10,975      10,776
                                                      ==========  ==========
Earnings Per Common Share:
  Continuing Operations                                  ($0.38)     ($0.27)
  Discontinued Operations - Net                            0.00       (0.01)
                                                      ----------  ----------
     Earnings Per Common Share                           ($0.38)     ($0.28)
                                                      ==========  ==========
Dividends Declared Per Common Share                       $0.36       $0.36
                                                      ==========  ==========


The accompanying footnotes are an integral part of the financial statements.

                                    SJI-3

               SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

           CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
                  (In Thousands Except for Per Share Data)

                                                        Nine Months Ended
                                                           September 30,
                                                      ----------------------
                                                         1999        1998
                                                      ----------  ----------
Operating Revenues:
  Utility                                              $249,878    $203,865
  Nonutility                                             32,716     122,145
                                                      ----------  ----------
      Total Operating Revenues                          282,594     326,010
                                                      ----------  ----------
Operating Expenses:
  Gas Purchased for Resale                              153,146     117,528
  Utility Operations                                     29,539      31,033
  Nonutility Operations                                  32,182     121,712
  Maintenance                                             3,890       3,991
  Depreciation                                           14,102      12,757
  Income Taxes                                           10,627       7,277
  Other Taxes                                             7,900       7,566
                                                      ----------  ----------
      Total Operating Expenses                          251,386     301,864
                                                      ----------  ----------
Operating Income                                         31,208      24,146

Interest Charges:
  Long-Term Debt                                         11,826      11,210
  Short-Term Debt and Other                               3,322       2,792
                                                      ----------  ----------
      Total Interest Charges                             15,148      14,002
                                                      ----------  ----------
Preferred Dividend Requirements of Subsidiary             2,313       2,317
                                                      ----------  ----------
Income from Continuing Operations                        13,747       7,827

Loss from Discontinued Operations - Net                    (160)     (2,686)
                                                      ----------  ----------
Net Income Applicable to Common Stock                   $13,587      $5,141
                                                      ==========  ==========
Average Shares of Common Stock Outstanding               10,846      10,775
                                                      ==========  ==========
Earnings Per Common Share:
  Continuing Operations                                   $1.27       $0.73
  Discontinued Operations - Net                           (0.02)      (0.25)
                                                      ----------  ----------
     Earnings Per Common Share                            $1.25       $0.48
                                                      ==========  ==========
Dividends Declared Per Common Share                       $1.08       $1.08
                                                      ==========  ==========

The accompanying footnotes are an integral part of the financial statements.

                                     SJI-4

                          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (In Thousands)
                                                                   (Unaudited)
                                                                  September 30,      December 31,
                                                             ----------------------  -------------
                                                                1999        1998         1998
                                                             ----------  ----------  -------------
Assets
------
Property, Plant and Equipment:
  Utility Plant, at original cost                             $713,117    $656,830       $681,848
    Accumulated Depreciation                                  (188,898)   (176,367)      (179,605)
  Nonutility Property and Equipment, at cost                     3,118       2,988          2,981
    Accumulated Depreciation                                      (906)       (968)          (965)
                                                             ----------  ----------  -------------
        Property, Plant and Equipment - Net                    526,431     482,483        504,259
                                                             ----------  ----------  -------------
Investments:
  Available-for-Sale Securities                                  1,392         711            931
  Investment in Affiliate                                        2,087       1,253          1,440
                                                             ----------  ----------  -------------
        Total Investments                                        3,479       1,964          2,371
                                                             ----------  ----------  -------------
Current Assets:
  Cash and Cash Equivalents                                      3,060       5,584          5,991
  Notes Receivable - Affiliate                                   4,550       4,350          4,350
  Accounts Receivable                                           24,975      23,468         42,600
  Unbilled Revenues                                              5,112       4,163         19,489
  Provision for Uncollectibles                                  (1,187)     (1,234)        (1,283)
  Natural Gas in Storage, average cost                          30,662      28,195         27,619
  Materials and Supplies, average cost                           4,006       3,973          4,051
  Prepaid Taxes                                                  8,845      13,599         13,850
  Prepayments and Other Current Assets                           4,272       3,654          3,419
                                                             ----------  ----------  -------------
        Total Current Assets                                    84,295      85,752        120,086
                                                             ----------  ----------  -------------
Accounts Receivable - Merchandise                                1,133       1,687          1,554
                                                             ----------  ----------  -------------
Regulatory and Other Non-Current Assets:
  Environmental Remediation Costs:
    Expended - Net                                              25,818      23,177         27,500
    Liability for Future Expenditures                           52,939      50,697         52,939
  Gross Receipts & Franchise Taxes                               3,252       3,696          3,585
  Income Taxes - Flowthrough Depreciation                       11,775      13,265         13,021
  Deferred Fuel Costs - Net                                      7,953       2,723          5,509
  Deferred Postretirement Benefit Costs                          5,050       5,679          5,522
  Other                                                          8,019       7,707         11,749
                                                             ----------  ----------  -------------
        Total Regulatory and Other Non-Current Assets          114,806     106,944        119,825
                                                             ----------  ----------  -------------
              Total Assets                                    $730,144    $678,830       $748,095
                                                             ==========  ==========  =============

The accompanying footnotes are an integral part of the financial statements.

                                     SJI-5


                          SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (In Thousands)
                                                                   (Unaudited)
                                                                  September 30,      December 31,
                                                             ----------------------  -------------
                                                                1999        1998         1998
                                                             ----------  ----------  -------------
Capitalization and Liabilities
------------------------------
Common Equity:
  Common Stock                                                 $13,937     $13,472        $13,474
  Premium on Common Stock                                      120,938     111,234        111,253
  Capital Stock Expense                                            (51)          -              -
  Retained Earnings                                             46,381      42,542         44,507
                                                             ----------  ----------  -------------
        Total Common Equity                                    181,205     167,248        169,234
                                                             ----------  ----------  -------------
Preferred Stock and Securities of Subsidiary:
   Redeemable Cumulative Preferred Stock:
     South Jersey Gas Company, Par Value $100 per share
       Authorized - 45,504, 46,404 and 46,404 shares
       Outstanding Shares:
          Series A, 4.70% -- 1,200, 2,100 and 2,100 shares         120         210            210
          Series B, 8.00% -- 19,242 shares                       1,924       1,924          1,924
   Company-Guaranteed Manditorily Redeemable
     Preferred Securities of Subsidiary Trust:
     Par Value $25 per share, 1,400,000 shares
     Authorized and Outstanding                                 35,000      35,000         35,000
                                                             ----------  ----------  -------------
        Total Preferred Stock and Securities of Subsidiary      37,044      37,134         37,134
                                                             ----------  ----------  -------------
Long-Term Debt                                                 185,704     166,853        194,710
                                                             ----------  ----------  -------------
        Total Capitalization                                   403,953     371,235        401,078
                                                             ----------  ----------  -------------
Current Liabilities:
  Notes Payable                                                 95,375      94,800         97,000
  Current Maturities of Long-Term Debt                           8,876       8,876          8,876
  Accounts Payable                                              39,332      30,293         51,960
  Customer Deposits                                              5,305       5,552          5,576
  Environmental Remediation Costs                               10,110      18,644          9,668
  Taxes Accrued                                                  1,424       1,175          1,531
  Interest Accrued and Other Current Liabilities                 8,343       9,542         14,010
                                                             ----------  ----------  -------------
        Total Current Liabilities                              168,765     168,882        188,621
                                                             ----------  ----------  -------------
Deferred Credits and Other Non-Current Liabilities:
  Deferred Income Taxes - Net                                   84,521      77,859         84,827
  Investment Tax Credits                                         4,946       5,335          5,239
  Pension and Other Postretirement Benefits                     14,413      12,281         14,227
  Environmental Remediation Costs                               47,263      36,949         47,925
  Other                                                          6,283       6,289          6,178
                                                             ----------  ----------  -------------
        Total Deferred Credits
          and Other Non-Current Liabilities                    157,426     138,713        158,396
                                                             ----------  ----------  -------------
Commitments and Contingencies

              Total Capitalization and Liabilities            $730,144    $678,830       $748,095
                                                             ==========  ==========  =============

The accompanying footnotes are an integral part of the financial statements.

                                     SJI-6

                        SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
                                        (In Thousands)
                                                                         Nine Months Ended
                                                                           September 30,
                                                                      -----------------------
                                                                         1999         1998
                                                                      ----------   ----------
Cash Flows from Operating Activities:

   Net Income Applicable to Common Stock                                $13,587       $5,141
   Adjustments to Reconcile Net Income to Cash Flows
    Provided by Operating Activities:
     Depreciation and Amortization                                       16,256       14,247
     Provision for Losses on Accounts Receivable                            678          950
     Revenues and Fuel Costs Deferred - Net                              (2,444)         284
     Loss on Disposal of Property                                             -           26
     Deferred and Non-Current Income Taxes and Credits - Net                291        3,160
     Environmental Remediation Costs - Net                                1,462       (1,195)
     Changes in:
       Accounts Receivable                                               31,228       24,333
       Inventories                                                       (2,998)      (3,782)
       Prepayments and Other Current Assets                                (888)        (270)
       Prepaid and Accrued Taxes - Net                                    4,898      (13,212)
       Accounts Payable and Other Accrued Liabilities                   (18,566)     (21,633)
     Other - Net                                                          4,158       (2,021)
                                                                      ----------   ----------
          Net Cash Provided by Operating Activities                      47,662        6,028
                                                                      ----------   ----------
Cash Flows from Investing Activities:

   Investment in Affiliate                                                 (647)        (404)
   (Loan to) Repayment of Affiliate                                        (200)         211
   Proceeds from the Sale of Assets - Net                                     -            2
   Purchase of Available-for-Sale Securities                               (461)        (669)
   Capital Expenditures, Cost of Removal and Salvage                    (36,899)     (39,596)
                                                                      ----------   ----------
          Net Cash Used in Investing Activities                         (38,207)     (40,456)
                                                                      ----------   ----------
Cash Flows from Financing Activities:

   Net (Repayments of) Borrowings from Lines of Credit                   (1,625)      48,900
   Principal Repayments of Long-Term Debt                                (9,006)      (9,625)
   Dividends on Common Stock                                            (11,713)     (11,637)
   Proceeds from Sale of Common Stock                                    10,048          160
   Repurchase of Preferred Stock                                            (90)         (90)
   Payments for Issuance of Long-Term Debt and Preferred
    Securities                                                                -         (138)
                                                                      ----------   ----------
          Net Cash (Used in) Provided by Financing Activities           (12,386)      27,570
                                                                      ----------   ----------
Net Decrease in Cash and Cash Equivalents                                (2,931)      (6,858)
Cash and Cash Equivalents at Beginning of Period                          5,991       12,442
                                                                      ----------   ----------
Cash and Cash Equivalents at End of Period                               $3,060       $5,584
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

Note 2.  Discontinued Operations and Affiliations:

     Discontinued Operations - Summarized operating results of the discontinued operations were (in thousands):

                                     Three Months Ended     Nine Months Ended
                                        September 30,         September 30,
                                       ---------------      ----------------
                                        1999     1998        1999     1998
                                       ------   ------      ------   -------
     Loss before Income Taxes:
       Sand Mining                     $  (40)  $  (51)     $ (181)  $(3,566)
       Construction                        (3)     (77)        (27)     (530)
       Fuel Oil                           (17)     (12)        (55)      (36)
       Income Tax Credits                  23       49         103     1,446
                                       ------   ------      ------   -------
     Loss from Discontinued
      Operations - Net                 $  (37)  $  (91)     $ (160)  $(2,686)
                                       ======   ======      ======   =======
     Earnings per Common Share
      from Discontinued Operations     $ 0.00   $(0.01)     $(0.02)   $(0.25)
                                       ======   ======      ======    ======

                                     SJI-8

     Affiliations - In April 1999, South Jersey Energy Company, Inc. (SJE, a wholly-owned subsidiary of SJI) and Energy East Solutions, Inc. (a subsidiary of Energy East Corporation) formed South Jersey Energy Solutions, LLC, a jointly-owned limited liability company (LLC) to market retail electricity and energy management services. The LLC is intended to create significant efficiencies and expand service capabilities for both companies upon the completion of proceedings to implement the electric utility restructuring legislation.

Note 3.  Common Stock:

     SJI has 20,000,000 shares of authorized Common Stock. The following shares were issued and outstanding:

                                                1999           1998
                                             ----------     ----------
     Beginning Balance, January 1            10,778,990     10,771,413
     New Issues During Period:
       Dividend Reinvestment and
        Stock Purchase Plan                     366,610              -
       Employees' Stock Ownership Plan            4,144          3,875
       Stock Option & Stock Appreciation
        Rights Plan                                  31          1,952
                                             ----------     ----------

     Ending Balance, September 30            11,149,775     10,777,240
                                             ==========     ==========


     The par value ($1.25 per share) of stock issued in 1999 and 1998 was credited to Common Stock. Net excess over par value of $9,685,618 and $238,072 respectively, was credited to Premium on Common Stock for the nine months ended September 30, 1999 and 1998, respectively.

     Stock Option and Stock Appreciation Rights Plan - Under this plan, not more than 306,000 shares in the aggregate may be issued to SJI's officers and other key employees. No options or stock appreciation rights may be granted under the Plan after January 23, 2007. At September 30, 1999 and 1998, SJI had 4,500 and 5,000 options outstanding, respectively, all exercisable at prices from $17.89 to $24.69 per share. During the nine months ended September 30, 1999 and 1998, 500 and 8,060 options were surrendered for the issuance of 31 and 1,952 shares, respectively. No options were granted in 1999 and 1998. No stock appreciation rights were issued under the Plan. Stock options outstanding at September 30, 1999 and 1998, had no effect on EPS.

     Dividend Reinvestment and Stock Purchase Plan (DRP) and Employees' Stock Ownership Plan (ESOP) - Effective June 1999, newly issued shares of common
stock offered through the DRP are issued directly by SJI.   All shares offered
through the ESOP continue to be issued directly by SJI. As of September 30, 1999, SJI reserved 695,473 and 27,352 shares of authorized, but unissued, common stock for future issuance to the DRP and ESOP, respectively.

                                     SJI-9

Note 4.  Income Taxes:

     The significant components of federal and state income taxes reflected in the condensed statements of consolidated income are as follows (in thousands):

                                        Three Months Ended    Nine Months Ended
                                           September 30,        September 30,
                                         -----------------    ----------------
                                          1999      1998       1999     1998
                                         -------   -------    -------  -------
     Current:
       Federal                           $(2,147)  $   533    $ 7,237  $ 2,448
       State                                (494)     (300)     3,099    1,669
                                         -------   -------    -------  -------

           Total Current                  (2,641)      233     10,336    4,117

     Deferred:
       Federal                               326    (1,721)       977    3,059
       State                                (131)     (110)      (393)     398
                                         -------   -------    -------  -------

           Total Deferred                    195    (1,831)       584    3,457

     Investment Tax Credit                   (98)      (99)      (293)    (297)
                                         -------   -------    -------  -------

       Income Taxes as reported on the
        Condensed Statements of
        Consolidated Income               (2,544)   (1,697)    10,627    7,277

     Tax Associated with Discontinued
      Operations                             (23)      (49)      (103)  (1,446)
                                         -------   -------    -------  -------

          Net Income Taxes               $(2,567)  $(1,746)   $10,524  $ 5,831
                                         =======   =======    =======  =======


Note 5.  Recent Regulatory Actions:

     SJG began a pilot program in April 1997, giving residential customers a choice of gas supplier. During the initial enrollment period in 1997, nearly 13,000 residential customers applied for and received this service. The BPU subsequently expanded the number of potential participants to 50,000 and, as of September 30, 1999, enrollment totaled 28,623. In January 2000, all of SJG's customers will become eligible to choose a gas supplier. Participants' bills are reduced for cost of gas charges and applicable taxes. The resulting decrease in revenues is offset by a corresponding decrease in gas costs and taxes under SJG's BPU-approved fuel clause. While the program reduces utility revenues, it does not affect SJG's net income, financial condition or margins.

     In September 1998, SJG filed its annual LGAC, TAC and DSMC with the BPU. The LGAC and DSMC cover the period November 1 through October 31 of each year. The TAC period runs from October 1 through May 31. On May 12, 1999, the BPU approved a $7.1 million increase in rates as part of the current filing, which

                                     SJI-10

included the results of the previous two annual filings. We are currently in the process of preparing the 1999 annual filing which should be filed with the BPU during the fourth quarter.

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

     In August 1998, SJG filed with the BPU to recover increased remediation costs expended from August 1995 through July 1998. On September 30, 1999, the BPU approved the filed annual recovery level of $6.5 million. This represents an annual increase of approximately $4.5 million over the recovery previously included in rates. In July 1999, SJG filed its annual RAC with the BPU proposing no change in the current level of recovery. This filing is still pending at the BPU.

Note 6.  Segments of Business:

     Information about SJI's operations in different industry segments is presented below (in thousands):

                                      Three Months Ended    Nine Months Ended
                                         September 30,        September 30,
                                      ------------------   ------------------
                                        1999      1998       1999      1998
                                      --------  --------   --------  --------
     Operating Revenues:
       Gas Utility Operations         $ 51,694  $ 43,480   $253,425  $204,221
       Other Industries                 11,654    88,329     35,138   122,848
                                      --------  --------   --------  --------

           Subtotal                     63,348   131,809    288,563   327,069

     Intersegment Sales                 (4,183)     (310)    (5,969)   (1,059)
                                      --------  --------   --------  --------

           Total Operating Revenues   $ 59,165  $131,499   $282,594  $326,010
                                      ========  ========   ========  ========


     The decrease in operating revenues from Other Industries is due primarily to SJE's wholesale electricity sales which began and ended in 1998.

                                      Three Months Ended    Nine Months Ended
                                         September 30,        September 30,
                                      ------------------   ------------------
                                        1999      1998       1999      1998
                                      --------  --------   --------  --------

     Operating Income:
       Gas Utility Operations         $ (2,104) $   (414)  $ 39,770  $ 31,152
       Other Industries                    134     1,955      1,482     1,655
                                      --------  --------   --------  --------

           Subtotal                     (1,970)    1,541     41,252    32,807


                                     SJI-11


       Income Taxes                      2,544     1,697    (10,627)   (7,276)
       General Corporate                 1,224      (403)       583    (1,385)
                                      --------  --------   --------  --------
           Total Operating Income     $  1,798  $  2,835   $ 31,208  $ 24,146
                                      ========  ========   ========  ========

     Depreciation and Amortization:
       Gas Utility Operations         $  5,454  $  4,823   $ 16,194  $ 14,211
       Other Industries                     18         7         39        19
       Discontinued Operations               8         6         23        17
                                      --------  --------   --------  --------
           Total                      $  5,480  $  4,836   $ 16,256  $ 14,247
                                      ========  ========   ========  ========

     Property Additions:
       Gas Utility Operations         $ 10,958  $ 13,625   $ 35,992  $ 38,879
       Other Industries                    181         8        229        78
                                      --------  --------   --------  --------
           Total                      $ 11,139  $ 13,633   $ 36,221  $ 38,957
                                      ========  ========   ========  ========

     Identifiable Assets:
       Gas Utility Operations                              $712,814  $653,019
       Other Industries                                      13,316    20,357
       Discontinued Operations                                2,376     1,690
                                                           --------  --------

           Subtotal                                         728,506   675,066

       Corporate Assets                                      14,090    23,577
       Intersegment Assets                                  (12,452)  (19,813)
                                                           --------  --------
           Total Assets                                    $730,144  $678,830
                                                           ========  ========


     SJI's interest expense relates primarily to SJG's borrowing and financing activities. Interest income is essentially derived from borrowings between the subsidiaries and is eliminated during consolidation. These amounts are included in our condensed statements of consolidated income and not shown above.

     Gas Utility Operations consist primarily of natural gas distribution to residential, commercial and industrial customers. Other Industries include the natural gas and electric acquisition and transportation service companies.

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

                                     SJI-12

     Identifiable Assets are those used in each segment of SJI's operations. Corporate assets are principally cash and cash equivalents, land, buildings and equipment held for corporate use.

Note 7.  Retained Earnings:

     Restrictions exist under various loan agreements regarding the amount of cash dividends or other distributions that we may pay on SJG's common stock. SJI's total equity in its subsidiaries' retained earnings, which is free of these restrictions, was approximately $44.6 million as of September 30, 1999.

Note 8.  Commitments and Contingencies:

     Construction Commitments - SJI's estimated cost of construction and environmental remediation programs for 1999 totals $54.6 million. Commitments were made regarding these programs.

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

     Since the early 1980s, SJI recorded environmental remediation costs of $117.2 million, of which $59.8 million was spent as of September 30, 1999.
With the assistance of an outside consulting firm, we estimate that future costs to clean up SJG's sites will range from $52.9 million to $160.3 million. We recorded the lower end of this range as a liability. It is reflected on the 1999 condensed consolidated balance sheet under the captions Current Liabilities and Deferred Credits and Other Non-Current Liabilities. SJG did not adjust the accrued liability for future insurance recoveries, which management is pursuing. We use insurance proceeds to offset related legal fees and to reduce the balance of deferred environmental remediation costs. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site specific requirements.

     The major portion of recorded environmental costs relate to the cleanup of SJG's former gas manufacturing sites. SJG recorded $110.5 million for the remediation of these sites and spent $57.6 million through September 30, 1999.

                                     SJI-13

     SJG has two regulatory assets associated with environmental cost. The first regulatory asset is titled Environmental Remediation Cost: Expended - Net. These expenditures represent what was actually spent to clean up former gas manufacturing plant sites. These costs meet the requirements of FASB Statement No. 71, "Accounting for the Effects of Certain Types of Regulation." The BPU allowed SJG to recover expenditures through July 1998 and petitions to recover costs through July 1999 are pending.

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

     SJG files with the BPU to recover these costs in rates through its RAC. The BPU has consistently allowed the full recovery over 7-year periods, and SJG believes this will continue. As of September 30, 1999, SJG's unamortized remediation costs of $25.8 million are reflected on the condensed consolidated balance sheet under the caption Regulatory and Other Non-Current Assets. Since BPU approval of the RAC in 1992, SJG recovered $20.6 million through rates as of September 30, 1999.

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

     SJI and SJF estimated their potential exposure for the future remediation of four sites where fuel oil operations existed years ago. Estimates for SJI's site range between $0.3 million and $0.9 million, while SJF's estimated liability ranges from $1.3 million to $4.8 million for its three sites. The lower ends of these ranges were recorded and are reflected on the condensed consolidated balance sheet under Current Liabilities and Deferred Credits and Other Non-Current Liabilities as of September 30, 1999.

                                     SJI-14

          Item 2.   Management's Discussion and Analysis of Results of
                       Operations and Financial Condition


Overview

     South Jersey Industries, Inc. (SJI) has two operating subsidiaries, South Jersey Gas Company (SJG) and South Jersey Energy Company (SJE). SJG is a regulated natural gas distribution company serving 270,692 customers at September 30, 1999, compared with 263,883 customers at September 30, 1998. SJG also makes off-system sales of natural gas on a wholesale basis to various customers on the interstate pipeline system and transports natural gas purchased directly from producers or suppliers for our own sales and for some of our customers. SJE provides services for the acquisition and transportation of natural gas for retail end users and markets total energy management services. SJE also markets an air quality monitoring system that provides around-the-clock, real time monitoring for airborne substances around a site or facility. In 1998, SJE bought and sold electricity in the wholesale market. However, as a result of an alliance with Energy East Solutions, Inc. (EES, a subsidiary of Energy East Corporation), SJE ceased buying and selling wholesale electricity. SJE began marketing retail electricity in New Jersey in November 1999 through a limited liability company, jointly owned with EES. SJE has one operating subsidiary, SJ EnerTrade (EnerTrade). EnerTrade, formed in October 1997, provides services for the sale of natural gas to energy marketers, electric and gas utilities, and other wholesale users in the mid-Atlantic and southern regions of the country.

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

     A number of factors could cause our actual results to differ materially from those anticipated, including, but not limited to the following: general economic conditions on an international, federal, state and local level; weather conditions in the company's marketing areas; regulatory and court decisions; competition in the company's regulated and deregulated activities; the availability and cost of capital; the company's ability to maintain existing and/or establish successful new alliances and joint ventures to take advantage of marketing opportunities; costs and effects of unanticipated legal proceedings, environmental liabilities and Year 2000 related costs or operating problems; and changes in business strategies.

                                     SJI-15

Pilot Program - Choice of Gas Supplier

     SJG operates a New Jersey Board of Public Utilities (BPU) approved pilot program giving residential customers a choice of gas supplier. Currently the program is open to 50,000 potential participants and, as of September 30, 1999, enrollment totaled 28,623. In January 2000, all of SJG's customers will become eligible to choose a gas supplier. Participants' bills are reduced for cost of gas charges and applicable taxes. The resulting decrease in SJG's revenues is offset by a corresponding decrease in gas costs and taxes under a BPU-approved fuel clause. While the program reduces utility revenues, it does not affect SJG's net income, financial condition or margins.

Energy Adjustment Clauses

     In 1998, the BPU approved a revised Temperature Adjustment Clause (TAC) for SJG, effective October 1998. TAC adjustments had the following impacts on 1999 and 1998 third quarter and nine month net earnings:

                                                  1999        1998
                                                 ------      ------
     TAC Adjustment Increase to Net Income
       ($ in thousands)

            Quarter Ended 9/30                       $0         $0
            Nine Months Ended 9/30               $1,232       $247


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

     SJI revised 100% of affected programming code as of June 1, 1999. We believe that 98% of all, and 100% of our mission critical, embedded technology is Y2K ready. We have tested all revisions on an as completed basis and will continue to test through the end of this year.

                                     SJI-16

     As of November 12, 1999, SJG's SCADA software, which monitors natural gas flow throughout our distribution system, was replaced with an updated, Y2K ready version. SJG's gas distribution system is designed to provide uninterrupted gas flow and has regularly tested back-up procedures in place to ensure gas flow in the event of hardware, software, electrical or SCADA failures. This function had previously been identified in the June 1999 Form 10-Q as not being Y2K ready.

     In June 1998, all vendors were notified by letter requesting verification of their Y2K readiness. Since then, follow-up requests for information have been made on an on going basis to those vendors who did not reply. A current analysis of this process indicates that 73% of all product and service vendors and 100% of our mission critical vendors have responded and are Y2K ready. A review of the vendors that have not replied has been conducted to assess the impact that the potential loss of their products and services will have on the company's supply chain and our ability to conduct business after January 1, 2000. Based upon this review and verification from our critical suppliers regarding their Y2K readiness, we believe that there will be no disruptions in SJI's supply chain on or after January 1, 2000 which will impede our ability to conduct business as usual.

     Year 2000 Costs

     We project Y2K costs to total $0.54 million, with $0.44 million having been spent through September 30, 1999.

     Year 2000 Risks and Contingency Plans

     The worst case scenario that concerns us the most is a temporary disruption of service to our gas customers. As a contingency, our gas distribution system can be operated manually. We have received assurances from our two direct connect gas supply pipelines that they are Y2K ready. We are seeking assurances from the companies that supply gas to our system that they will be Y2K ready. We have prepared contingency plans for use in the event that they are not ready. We continually update our contingency plans to address potential Y2K related problems. All contingency plans for high priority items such as service continuation, safety and revenues have been completed.

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

                                     SJI-17

Results of Operations - Three and Nine Months Ended September 30, 1999 Compared to Three and Nine Months Ended September 30, 1998

Operating Revenues - Utility

     Revenues increased $5.9 million in the third quarter and $46.0 million in the first nine months of 1999 compared with the prior year periods. The primary reasons for the increases were increased off-system sales and 6,809 additional customers at SJG. Nine month results also benefited significantly from the revised TAC. These factors more than offset revenue reductions due to the continued migration of firm gas sales to firm transportation. Note, however, that SJG's tariffs are structured so that profits are derived from the transportation of gas, not the sale of the commodity. Consequently, the switch to firm transportation reduced revenues but did not impact profitability.

     Weather in the third quarter and first nine months of 1999 was 65.0% and 14.5% colder, respectively, than the prior year periods. Weather was 29.8% colder and 3.42% warmer for the third quarter and first nine months, respectively, than the 20-year average. Previously, changes in temperatures were typically the single most important factor in explaining revenue fluctuations for comparative periods in SJI's utility operations. Revisions to SJG's TAC that became effective in October 1998 significantly reduced the weather related volatility in SJI's utility revenues. However, comparisons for the first two quarters of 1999 to the prior year periods continued to show volatility as 1998 revenues were heavily influenced by weather. Weather experienced during the third quarter of the year historically has had a minimal impact on SJG's earnings as heating requirements are at their seasonal low point during July, August and September in our service territory. Revenues for 1999 will be closely tied to the 20-year normal temperatures and not actual weather conditions.

     The following is a comparison of operating revenue and throughput for the three and nine month periods ended September 30, 1999 vs. the same periods ended September 30, 1998.


                                     SJI-18


                                            3rd Quarter        Year to Date
                                         ----------------   ------------------
                                          1999     1998       1999      1998
                                         -------  -------   --------  --------

     Operating Revenues (Thousands):
       Firm
         Residential                     $12,986  $14,834   $110,547  $102,180
         Commercial                        3,306    4,126     24,508    25,942
         Industrial                          921      523      3,645     3,072
         Cogeneration & Electric
          Generation                       4,259    3,815      7,062     7,234
         Firm Transportation               5,209    4,428     22,171    16,736
                                         -------  -------   --------  --------
           Total Firm Operating
            Revenues                      26,681   27,726    167,933   155,164

       Interruptible                         277      373      1,270     2,024
       Interruptible Transportation          305      518      1,200     1,954
       Off-System                         22,704   12,479     77,747    36,704
       Capacity Release & Storage            870    1,351      2,600     5,041
       Other                                 856    1,070      2,675     3,334
       Intercompany Sales                 (2,406)     (85)    (3,547)     (356)
                                         -------  -------   --------  --------

           Total Utility Operating
            Revenues                     $49,287  $43,432   $249,878  $203,865
                                         =======  =======   ========  ========

     Throughput (MMcf):
       Firm
         Residential                       1,260    1,308     12,839    11,710
         Commercial                          403      485      3,240     3,457
         Industrial                           26       43        185       273
         Cogeneration & Electric
          Generation                       1,297    1,336      2,047     2,229
         Firm Transportation               5,704    5,345     18,368    16,629
                                         -------  -------   --------  --------

           Total Firm Throughput           8,690    8,517     36,679    34,298

       Interruptible                          63      101        307       562
       Interruptible Transportation          711    1,224      2,645     4,622
       Off-System                          8,277    5,539     33,052    15,415
       Capacity Release & Storage          8,149    8,253     19,508    22,391
                                         -------  -------   --------  --------

           Total Throughput               25,890   23,634     92,191    77,288
                                         =======  =======   ========  ========


Operating Revenues - Nonutility

     Nonutility operating revenues decreased by $78.2 million and $89.4 million for the third quarter and nine month periods of 1999, respectively, almost entirely due to the discontinuation of SJE's wholesale electric trading activities. The loss of these revenues was partially offset by increased levels of retail gas sales to residential customers and casinos in Atlantic City.

                                     SJI-19

Gas Purchased for Resale

     Gas purchased for resale increased $6.2 million and $35.6 million for the third quarter and nine month periods of 1999, respectively, compared with the same periods in 1998 due principally to increased sales volumes, particularly to off-system customers. These increases were partially offset by SJG's ability to buy gas during the first nine months of 1999 at an average cost of $2.28/dt compared with $2.30/dt in 1998. Gas supply sources include contract and open-market purchases. SJG secures and maintains its own gas supplies to serve its customers.

Utility Operations

     A summary of net changes in Utility Operations (in thousands):


                                       Three Months Ended  Nine Months Ended
                                          September 30,      September 30,
                                          1999 vs. 1998      1999 vs. 1998
                                          -------------      -------------

     Other Production Expense                     $3                $13
     Transmission                                 30                 75
     Distribution                               (509)              (710)
     Customer Accounts and Services              (61)              (401)
     Sales                                       (21)               (39)
     Administration and General                 (197)              (472)
     Other                                        (9)                40
                                             -------            -------
                                               $(764)           $(1,494)
                                             =======            =======


     Distribution expenses declined due to improvements in operating practices. These improvements included the implementation of an automated dispatch system and home based reporting of service personal. Customer Accounts and Services costs decreased in 1999 principally due to a decrease in reserves for uncollectible accounts and reduced meter reading expenses. Meter reading expenses declined due to a change to bimonthly meter reading during the first six months. We began to read meters on a monthly basis again during the third quarter but continued to reduce expenses by completing the outsourcing of the meter reading function to Millenium Services, LLP. Millenium is a joint venture, equally owned by SJI and Conectiv, Inc. Administrative and General costs decreased for the three and nine month periods from 1998 levels principally due to a decline in amortized regulatory expenses.

                                     SJI-20

Other Operating Expenses

     A summary of principal changes in other consolidated operating expenses (in thousands):

                                       Three Months Ended  Nine Months Ended
                                          September 30,      September 30,
                                          1999 vs. 1998      1999 vs. 1998
                                          -------------      -------------

     Nonutility Operations                  $(76,441)           $(89,530)
     Maintenance                                 169                (101)
     Depreciation                                457               1,345
     Income Taxes                               (847)              3,350
     Other Taxes                                 (72)                334


     Decreases in nonutility expenses almost entirely reflect the discontinuation of SJE's wholesale electricity trading activities, partially offset by increased levels of retail gas sales to residential customers and casinos in Atlantic City. Depreciation is higher due to increased investment in property, plant and equipment by SJG. Income Tax changes reflect the impact of changes in pre-tax income. Other taxes increased for the first nine months because of higher sales volumes due primarily to lower temperatures in the first quarter of 1999 and adjustments recorded in 1998 related to the Energy Tax Reform Act implemented January 1998.

Interest Charges

     Interest charges increased in 1999 due to the effect of increased short and long-term debt outstanding, partially offset by lower interest rates experienced during the first nine months of this year. The debt was incurred primarily to support the expansion and upgrade of SJG's gas transmission and distribution system.

Discontinued Operations

     Loss from discontinued operations decreased $2.5 million for the first nine months of 1999 principally due to a product liability settlement recorded in June 1998 and decreased environmental remediation costs.

                                     SJI-21

Net Income Applicable to Common Stock

     Net income (in thousands) and earnings per common share reflect the following changes:

                                       Three Months Ended  Nine Months Ended
                                          September 30,      September 30,
                                          1999 vs. 1998      1999 vs. 1998
                                          -------------      -------------

     (Loss) Income from Continuing
      Operations                             $(1,180)            $5,920
     Loss from Discontinued Operations
      - Net                                       54              2,526
                                             -------            -------
           Net (Loss) Income Increase        $(1,126)            $8,446
                                             =======            =======

     (Loss) Earnings per Common Share:
       Continuing Operations                  $(0.11)             $0.54
       Discontinued Operations - Net            0.01               0.23
                                             -------            -------
           (Loss) Earnings per Share
            Increase                          $(0.10)             $0.77
                                             =======            =======


     The details affecting the changes in net income and earnings per share are discussed under the appropriate captions above.

Liquidity

     The seasonal nature of gas operations; the timing of construction and remediation expenditures and related permanent financing; as well as mandated tax and sinking fund payment dates require large, short-term cash requirements. These requirements are generally met by cash from operations and short-term lines of credit. We maintain short-term lines of credit with a number of banks, totaling $144.0 million, of which $48.6 million was available at September 30, 1999. The credit lines are uncommitted and unsecured with interest rates typically available based upon the Federal Funds Rates or London Interbank Offered Rates (LIBOR).

                                     SJI-22

     The changes in cash flows from operating activities (in thousands):


                                                       Nine Months Ended
                                                         September 30,
                                                         1999 vs. 1998
                                                         -------------
     Increases/(Decreases):
     Net Income Applicable to Common Stock                  $ 8,446
     Depreciation and Amortization                            2,009
     Provision for Losses on Accounts Receivable               (272)
     Revenues and Fuel Costs Deferred - Net                  (2,728)
     Loss on Disposal of Property                               (26)
     Deferred and Non-Current Income Taxes and
      Credits - Net                                          (2,869)
     Environmental Remediation Costs-Net                      2,657
     Accounts Receivable                                      6,895
     Inventories                                                784
     Prepayments and Other Current Assets                      (618)
     Prepaid and Accrued Taxes - Net                         18,110
     Accounts Payable and Other Accrued Liabilities           3,067
     Other - Net                                              6,179
                                                            -------
           Net Cash Provided by Operating Activities        $41,634
                                                            =======


     Depreciation and Amortization are non-cash charges to income and do not impact cash flow. Changes in depreciation cost reflect the effect of additions and reductions to fixed assets.

     Decreases in Revenues and Fuel Costs Deferred - Net reflect the impact of payments or credits to customers for amounts previously overcollected and the undercollection of fuel costs resulting from increases in natural gas costs. Increases reflect the impact of overcollection of fuel costs or the recovery of previously deferred fuel costs.

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

     Cash flow from nonutility operations is generally retained by those companies with amounts in excess of cash requirements passed up to SJI either as dividends or as temporary short-term loans. Nonutility operations are service oriented and have not required significant investment in capital facilities, inventories or personnel.

Regulatory Matters

     In September 1999, the BPU approved SJG's filed request to recover costs incurred to remediate environmental problems at former manufactured gas plant sites as permitted under a previously approved Remediation Adjustment Clause
(RAC) in our tariff. SJG's RAC level increased from $0.0032 per therm to $0.0107 per therm to include all RAC related expenditures made between 1993 and 1998. Consequently, SJG will recover via the RAC an additional $4.5 million per year for the next seven years as a result of this ruling.

     On February 9, 1999, the "Electric Discount and Energy Competition Act" P.L. 1999, c. 23 (the Act) was signed into law in New Jersey. This bill establishes the framework and necessary time schedules for the deregulation and restructuring of the electric and natural gas utilities in the state. As to natural gas utilities, the Act completes the "unbundling" rate process, establishes a time frame for the institution of competitive services for customer accounting functions and also sets forth a time frame for a determination as to whether basic gas supply services should become competitive.

     The Act also contains numerous provisions which require the BPU to promulgate and adopt a variety of standards related to the implementation of the Act. These required standards address fair competition, affiliate relations, accounting, competitive services, supplier licensing, consumer protection and aggregation. On March 31, 1999, the BPU issued Draft Interim Standards in response to the Act. In issuing its Order, the BPU stated that the Draft Interim Standards ". . . do not necessarily represent the final views of the Board on these matters. . ." As such, the BPU has undertaken an extensive comment and meeting process to address the concerns of all impacted

                                     SJI-24

parties. SJG has been actively participating in this process, and management believes the final standards will not have a material adverse effect on the company.

     Other matters are incorporated by reference to Note 5 to the condensed consolidated financial statements included as part of this report.

Capital Resources

     SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental remediation costs. Net construction and remediation expenditures for the first nine months of 1999 amounted to $35.4 million. The costs for 1999, 2000 and 2001 are estimated at approximately $54.6 million, $57.8 million and $56.7 million, respectively. We will fund these expenditures from several sources, which may include cash generated by operations, temporary use of short-term debt, sale of medium-term notes, capital leases, RAC recoveries, insurance recoveries and the issuance of equity.

     Effective June 1999, SJI changed the way that shares were purchased by participants in the company's Dividend Reinvestment Plan (DRP). Since 1994, our DRP purchased shares for participants on the open market. Now plan participants are receiving newly issued shares. On September 30, the DRP participants received a total of 172,983 newly issued shares at a discounted price of $27.1541 per share. We chose to offer a 2% discount on DRP investments because it was the most cost effective way to raise equity capital in the quantities that we are seeking. The revised DRP has provided SJI with $9.96 million of equity capital through September 30 and we expect to raise an additional $8 million to $12 million via this method by December 2000.

Other Events

     In April 1999, SJE and EES completed the formation of a jointly owned limited liability company to market retail electricity and energy management services. The LLC is intended to create significant efficiencies and expand service capabilities for both companies upon the completion of proceedings to implement the electric utility restructuring legislation.

     SJE and GZA GeoEnvironmental, Inc. (GZA) have begun marketing a jointly-developed air monitoring system which is designed to assist companies involved in environmental clean-up. The partners were awarded their first contract to install the system in April 1999. A second contract was obtained in September. The relationship between SJE and GZA currently exists on a contract-by-contract basis.

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


                         SOUTH JERSEY INDUSTRIES, INC.
                                  (Registrant)





        Dated:  November 15, 1999     By:  /s/ David A. Kindlick
                                           David A. Kindlick
                                           Vice President, Financial Operations



        Dated:  November 15, 1999     By:  /s/ William J. Smethurst, Jr.
                                           William J. Smethurst, Jr.
                                           Treasurer



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