Form 10-K
period 1999-12-31
SOUTH JERSEY INDUSTRIES INC
filed 2000-03-30
CIK 91928

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999       Commission File Number 1-6364

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of approximately 9,950,100 shares of voting stock held by non-affiliates of the registrant as of March 1, 2000 was $288,553,000. As of March 1, 2000, there were 11,278,619 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference:
     In Part I of Form 10-K:    Pages 13 and 20 through 24 of 1999 Annual
                                Report to Shareholders
     In Part II of Form 10-K:   Pages 2 and 12 through 26 of 1999 Annual Report
                                to Shareholders
     In Part III of Form 10-K:  Pages 2 through 6 and 8 through 10 of the Proxy
                                Statement dated March 10, 2000 for the 2000
                                Annual Meeting of Shareholders

                                     SJI-1

                                     PART I

                               Item 1.  Business

General

     The registrant, South Jersey Industries, Inc. (SJI), a New Jersey corporation, was formed in 1969 for the purpose of owning and holding all of the outstanding common stock of South Jersey Gas Company (SJG), a public utility, and acquiring and developing non-utility lines of business. South Jersey Energy Company (SJE), a wholly-owned subsidiary of SJI, provides services for the acquisition and transportation of natural gas and electric for retail end users and markets total energy manage ment services. SJE also markets an air quality monitoring system that provides around-the-clock, real-time monitoring for hazardous airborne substances around a site or facility. SJE began marketing retail electricity in New Jersey in November 1999 through South Jersey Energy Solutions, a limited liability company equally owned with Energy East Solutions, Inc. SJ EnerTrade, Inc. (EnerTrade), a wholly-owned subsidiary of SJE formed in 1997, provides services for the sale of natural gas to energy marketers, electric and gas utilities, and other wholesale users in the mid-Atlantic and southern regions of the country. Energy & Minerals, Inc.
(EMI), a wholly-owned subsidiary of SJI, principally manages liabilities associated with the discontinued operations of non-utility subsidiaries and owns the stock of South Jersey Fuel, Inc. (SJF), an inactive non-utility subsidiary. SJI also invested in a joint venture with Conectiv Solutions, LLC, forming Millennium Account Services, LLC (Millennium) in January 1999. Millennium provides meter reading services to SJG and Conectiv Power Delivery in southern New Jersey.

Financial Information About Industry Segments

     Information regarding Industry Segments is incorporated by reference to
Note 10 on page 23 of SJI's Annual Report to Shareholders for the year ended December 31, 1999 which is attached to this report. See Item 14(c)(13).

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

     SJG's service territory includes 112 municipalities throughout Atlantic, Cape May, Cumberland and Salem Counties and portions of Burlington, Camden and Gloucester Counties, with an estimated permanent population of 1.2 million.

     SJG serves 273,899 residential, commercial and industrial customers (at December 31, 1999) in southern New Jersey. Gas sales, transportation and capacity release for 1999 amounted to approximately 125,818 MMcf (million cubic feet), of which approximately 50,080 MMcf was firm sales and transportation, 4,011 MMcf was interruptible sales and transportation and 71,727 MMcf was off-system sales and capacity release. The breakdown of firm sales includes 35.4% residential, 9.3% commercial, 4.6% cogeneration and electric generation,
 .5% industrial and 50.2% transportation.  At year-end 1999, SJG served 254,601

                                     SJI-2

residential customers, 18,894 commercial customers and 404 industrial customers. This includes 1999 net additions of 6,391 residential customers, 437 commercial customers and 6 industrial customers.

     Under an agreement with Conectiv Inc., an electric utility serving southern New Jersey, SJG supplies natural gas to several electric generation facilities. This gas service is provided under the terms of a firm electric service tariff approved by the New Jersey Board of Public Utilities (BPU) on a demand/commodity basis. In 1999, 2.3 Bcf (billion cubic feet) was delivered under this agreement.

     SJG serviced 6 cogeneration facilities in 1999. Combined sales and transportation of natural gas to such customers amounted to approximately 5.0 Bcf in 1999.

     SJG makes wholesale gas sales for resale to gas marketers for ultimate delivery to end users. These "off-system" sales are made possible through the issuance of the Federal Energy Regulatory Commission (FERC) Orders No. 547 and
636. Order No. 547 issued a blanket certificate of public convenience and necessity authorizing all parties, which are not interstate pipelines, to make FERC jurisdictional gas sales for resale at negotiated rates, while Order No. 636 allowed SJG to deliver gas at delivery points on the interstate pipeline system other than its own city gate stations and release excess pipeline capacity to third parties. During 1999, off-system sales amounted to 42.5 Bcf. Also in 1999, capacity release and storage through put amounted to 29.2 Bcf.

     Supplies of natural gas available to SJG that are in excess of the quantity required by those customers who use gas as their sole source of fuel (firm customers) make possible the sale and transportation of gas on an interruptible basis to commercial and industrial customers whose equipment is capable of using natural gas or other fuels, such as fuel oil and propane. The term "interruptible" is used in the sense that deliveries of natural gas may be terminated by SJG at any time if this action is necessary to meet the needs of higher priority customers as described in SJG's tariffs. Usage by interruptible customers, excluding off-system customers, in 1999 amounted to approximately 4.0 Bcf, approximately 3.2 percent of the total throughput.

     No material part of SJG's business is dependent upon a single customer or a few customers.

     Service Territory

     The majority of SJG's residential customers reside in the northern and western portions of its service territory in Burlington, Camden, Salem and Gloucester counties. A majority of new customers reside in this section of the service territory, which includes the residential suburbs of Wilmington and Philadelphia. The franchise area to the east is centered on Atlantic City and the neighboring resort communities in Atlantic and Cape May counties, which experience large population increases in the summer months. The impact of the casino gaming industry on the Atlantic City area has resulted in the creation of new jobs and the expansion of the residential and commercial infrastructure necessary to support a developing year-round economy. Atlantic City is experiencing a second wave of development as a result of casino gaming. With the completion of a multipurpose convention center, accompanied by additional casino, hotel and entertainment development, Atlantic City is enhancing its status as a year-round destination resort.

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


                                     SJI-3

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

     In February, 1999, the Electric Discount and Energy Competition Act (the
Act) was signed into law in New Jersey. This bill created the framework and necessary time schedules for the restructuring of the state's electric and natural gas utilities. The Act established "unbundling", where redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. It also established time frames for instituting competitive services for customer account functions and to determine whether basic gas supply service should become competitive.

     SJG received BPU approval of its unbundling proposal in January 2000. In addition to allowing all customers to select their own gas supplier, the approval incented customers to choose a supplier other than SJG with a Market Development Credit (MDC). This credit is available to customers through December 2001. The credit, approximately $2.5 million plus carrying costs, appears on SJG's books as a Deferred Credit. Therefore, the MDC should not materially impact future periods.

     The unbundling proposal also provided SJG with the ability to recover carrying costs on unrecovered remediation costs under the Remediation Adjustment Clause (RAC), while holding the current RAC rate in effect through October 2002. Our RAC rate last changed in September 1999. SJG's Levelized Gas Adjustment Clause (LGAC) was also modified by the unbundling process. Under-recovered gas costs of $11.9 million as of October 31, 1999, and related carrying costs, will be recovered over 3 years. The LGAC for the period starting November 1999, continues to operate as it has in the past.

        The Act also contains numerous provisions requiring the BPU to promulgate and adopt a variety of standards related to implementing the Act. These required standards address fair competition, affiliate relations, accounting, competitive services, supplier licensing, consumer protection and aggregation. In March 2000, the BPU issued Interim Standards in response to the Act. We believe the final standards will not have a material adverse affect on the company.

     Revenue requirements for ratemaking purposes are established on the basis of firm sales projections. In January 1997, the BPU granted SJG a total rate increase of $10.3 million. The $6.0 million base rate portion of the increase was based on a 9.62% rate of return on rate base, which included an 11.25% return on common equity. The majority of this increase comes from residential and small commercial customers. Part of the increase is recovered from service fees which charge specific customers for costs they cause SJG to incur. Additionally, SJG's threshold for sharing pre-tax margins generated by interruptible and off-system sales and transportation (Sharing Formula) increased from $4.0 million to $5.0 million. Later in 1997, the $5.0 million threshold increased by $500,000, the annual revenue requirement associated with completing a specific pipeline interconnection. At the end of 1998, the threshold increased by another $2.0 million, with the completion of major

                                     SJI-4

construction projects. SJG keeps 100% of pre-tax margins up to the threshold level and 20% of such margins above that level. In October 1998, the BPU approved a revision to the Sharing Formula as part of an agreement to modify SJG's Temperature Adjustment Clause (TAC). The revision credits the first $750,000 above the current threshold level to the LGAC customers. Thereafter, SJG keeps 20% of the pre-tax margins as it has historically. Additional information on regulatory affairs is incorporated by reference to Notes 1, 7, 8, 9 and 13 of SJI's Annual Report to Shareholders for the year ended
December 31, 1999 which is attached to this report.  See Item 14(c)(13).

     South Jersey Energy Company

     SJE, a New Jersey corporation, is a wholly owned non-regulated subsidiary of SJI and provides services for the acquisition and transportation of natural gas for retail and end users and markets total energy management services. During 1998, SJE also engaged in trading activities in the electric wholesale market. However, as a result of an alliance with Energy East Corporation, SJE ceased buying and selling wholesale electricity. Upon expiration of SJE's last wholesale electric contract in December 1999, SJE formally exited wholesale electric operations. The alliance enhances SJE's ability to offer a variety of products and services, from large scale cogeneration projects to retail electricity. In 1999, SJE was profitable but contributed less than 5% on a consolidated basis to SJI's net income.

     SJ EnerTrade

     EnerTrade, a New Jersey corporation established by SJI in 1997, is a wholly owned non-regulated subsidiary of SJE and is engaged in providing services for the sale of natural gas to energy marketers, electric and gas utilities and other wholesale users in the mid-Atlantic and southern regions of the country. EnerTrade conducts these activities directly, and through a joint venture arrangement with UPR Energy Marketing. EnerTrade owns a 50%, non-controlling interest in the joint venture, South Jersey Resources Group, LLC.

     Energy & Minerals, Inc.

     EMI, a New Jersey corporation, is a holding company that owns all of the outstanding common stock of SJF. SJF became inactive in 1997 and its business of providing wholesale energy services was continued by EnerTrade.

     R&T Group, Inc.

     R&T Group, Inc. (R&T), a New Jersey corporation, was a holding company that owned all the common stock of several construction subsidiaries. Operations of the construction companies ended by 1997 and the subsidiaries were merged into R&T. The financial statements include R&T as a discontinued operation (see Note 5 on page 21 of SJI's Annual Report to Shareholders for the year ended December 31, 1999 which is attached to this report).

     In 1999, SJI made no public announcement of, or otherwise made public information about, a new product or industry segment that would require the investment of a material amount of the assets of SJI or which otherwise was material.

Raw Materials

     South Jersey Gas Company

     Transportation Contracts and Storage

     SJG has direct connections to two interstate pipeline companies, Transco and Columbia. During 1999, SJG purchased and had delivered approximately 68.2 Bcf of natural gas for distribution to both on-system and off-system customers. Of this total, 52.4 Bcf was transported on the Transco pipeline system and 15.8 Bcf was transported on the Columbia pipeline system. SJG also secures firm transportation and other long term services from four additional pipelines upstream of the Transco and Columbia systems. They include: Columbia Gulf

                                     SJI-5

Transmission Company (Columbia Gulf), Sempra Energy Trading Corp. (Sempra), Texas Gas Transmission Corporation (Texas Gas) and Equitrans. Services provided by these upstream pipelines are utilized to deliver gas into either the Transco or Columbia systems for ultimate delivery to SJG. Services provided by all of the above mentioned pipelines are subject to changes as directed by FERC Order No. 636.

     Transco:

     Transco is SJG's largest supplier of long-term gas transmission services. These services include four year-round and one seasonal firm transportation
(FT) service arrangements. When combined, these services enable SJG to purchase from third parties and have delivered to its city gate stations by Transco a total of 159,589 Thousand Cubic Feet of gas per day ("Mcf/d"). The terms of the year-round agreements extend for various periods from 2002 to 2010 while the term of the seasonal agre ement extends to 2011.

     SJG also has seven long-term gas storage service agreements with Transco that, when combined, are capable of storing approximately 10.1 Bcf. Through these services, SJG can inject gas into storage during periods of low demand and withdraw gas at a rate of up to 86,999 Mcf per day during periods of high demand. The terms of the storage service agreements extend for various periods from 2001 to 2008.

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

     SJG also subscribes to a firm storage service from Columbia, to March 31, 2009, which provides a maximum withdrawal quantity of 51,102 Mcf/d during the winter season with an associated 3,355,557 Mcf of storage capacity.

     Equitrans:

     SJG has a long-term storage service provided by Equitrans, to April 1, 2002, under which up to 500,000 Mcf of gas may be stored during the summer season and up to 4,829 Mcf/d may be withdrawn during the winter season. The gas is delivered to SJG under firm transportation agreements with Equitrans, CNG and Transco.

     Gas Supplies

     SJG has several long term gas supply agreements with various producers and marketers that expire between 2000 and 2007. Under these agreements, SJG can purchase up to 66,427,914 Mcf of natural gas per year. When advantageous, SJG can purchase spot supplies of natural gas in place of or in addition to those volumes reserved under long-term agreements.

     The following chart shows by percentage the actual sources of purchased gas supply for each of the last three years:

                                     1999       1998       1997
                                    ------     ------     ------
          Long-Term Contract         76.8%      61.8%      73.2%
          Spot                       23.2%      38.2%      26.8%
                                    ------     ------     ------
                Total               100.0%     100.0%     100.0%


                                     SJI-6

     Supplemental Gas Supplies

     SJG has a long term Liquified Natural Gas (LNG) purchase agreement with a third party provider which extends through October 31, 2000. For the 1999-2000 contract year, SJG's annual contract quantity under the agreement is 186,047 Mcf. LNG purchases are transported to SJG's McKee City, New Jersey LNG storage facility by truck. SJG is currently in the process of securing a new LNG contract to replace the existing deal.

     SJG operates peaking facilities which can store and vaporize LNG for injection into its distribution system. SJG's LNG facility has a storage capacity equivalent to 404,000 Mcf of natural gas and has an installed capacity to vaporize up to 90,000 Mcf of LNG per day for injection into its distribution system.

     SJG also operates a high pressure pipe storage field at its McKee City facility which is capable of storing 12,000 Mcf of gas and injecting up to 10,000 Mcf/d of gas per day into SJG's distribution system.

     Peak-Day Supply

     SJG plans for a winter season peak-day demand on the basis of an average daily temperature of 2 degrees F. Gas demand on such a design day was estimated for the 1999-2000 winter season to be 442,676 Mcf versus a design day supply of 460,565 Mcf. On January 17, 2000, SJG experienced its highest peak-day demand of 371,612 Mcf with an average temperature of 12.95 degrees F. In 1999, SJG experienced a peak-day demand of 323,750 Mcf with an average temperature of 22.58 degrees F.

     Gas Prices

     SJG's average commodity cost of gas purchased in 1999 was $2.30 per Mcf.

     South Jersey Energy Company

     Access to gas suppliers and cost of gas are significant to the operations of SJE and its subsidiary, EnerTrade. No material part of the business of these companies is dependent upon a single customer or a few customers.

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

Working Capital Practices

     As stated under Seasonal Aspects, SJG buys and stores natural gas during the summer and fall months. These purchases are financed by short-term loans which are significantly reduced during the winter months when gas revenues are higher. Reference is also made to "Liquidity" on page 13 of the SJI's Annual Report to Shareholders for the year ended December 31, 1999 which is attached to this report.

                                     SJI-7

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

Competition

     SJG's franchises are non-exclusive, however, currently no other utility is providing service within its territory. SJG competes with oil, propane and electricity suppliers for residential, commercial and industrial users. The market for natural gas commodity sales is subject to competition as a result of deregulation. Through its tariff, SJG has promoted competition while maintaining its margins. Substantially all of SJG's profits are from the transportation rather than the sale of the commodity. SJG believes it has been a leader in addressing the changing marketplace, while maintaining focus on being a low-cost provider of natural gas and energy services.

     SJE competes with a number of other marketers/brokers in the selling of wholesale and retail natural gas and retail electricity. Competition includes SJG, other utilities and alliances which include other utility companies.

Research

     During the last three fiscal years, neither SJI nor any of its subsidiaries engaged in research activities to any material extent.

Environmental Matters

     Information on environmental matters for SJI and its subsidiaries is incorporated by reference to Note 13 on pages 24 and 25 of the SJI Annual Report to Shareholders for the year ended December 31, 1999 which is attached to this report.

Employees

     SJI and its subsidiaries had a total of 665 employees as of December 31, 1999.

Financial Information About Foreign and Domestic Operations and Export Sales

     SJI has no foreign operations and export sales have not been a significant part of SJI's business.

                                     SJI-8


                              Item 2.  Properties

     The principal property of SJG consists of its gas transmission and distribution systems that include mains, service connections and meters. The transmission facilities carry the gas from the connections with Transco and Columbia to SJG's distribution systems for delivery to customers. As of December 31, 1999, there were approximately 92 miles of mains in the transmission systems and 5,132 miles of mains in the distribution systems.

     SJG owns office and service buildings, including its corporate headquarters, at seven locations in the territory and a liquefied natural gas storage and vaporization facility.

     As of December 31, 1999, SJG's utility plant had a gross book value of $721.3 million and a net book value, after accumulated depreciation, of $529.1 million. In 1999, $47.4 million was spent on additions to utility plant and there were retirements of property having an aggregate gross book cost of $6.0 million. SJG construction and remediation expenditures for 2000 are currently expected to approximate $49.8 million.

     Virtually all of SJG's transmission pipeline, distribution mains and service connections are in streets or highways or on the property of others. The transmission and distribution systems are maintained under franchises or permits or rights-of-way, many of which are perpetual. SJG's properties (other than property specifically excluded) are subject to a lien of mortgage under which its first mortgage bonds are outstanding. We believe these properties are well maintained and in good operating condition.

     EMI owns 235 acres of land in Vineland, New Jersey.

     SJF, an inactive subsidiary, owns real estate in Deptford Township and Upper Township, New Jersey.

     R&T, an inactive subsidiary, owns land and buildings in Vineland, New
Jersey.

     SJI owns approximately 139 acres of land in Folsom, New Jersey, approximately 9.29 acres of land in Linwood, New Jersey and a commercial office building in Chester, Pennsylvania.


                           Item 3.  Legal Proceedings

     SJI is subject to claims which arise in the ordinary course of its business and other legal proceedings. In November 1999, Goldin Associates LLC, Trustee for the Power Company of America Liquidating Trust (PCA), filed a complaint in bankruptcy court against SJE seeking damages of $11 million plus interest and attorneys' fees. PCA was a wholesale electricity trading company with whom SJE did business. PCA filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code. We believe SJE acted prudently, responsibly and in accordance with contractual obligations in its transactions with PCA. Management of SJI believes that any pending or potential legal proceedings will not materially affect its operations, consolidated financial position or cash flow.


          Item 4.  Submission Of Matters To A Vote of Security Holders

     No matter was submitted to a vote of security holders during the fourth quarter of the 1999 fiscal year.

                                     SJI-9


                 Item 4-A. Executive Officers of the Registrant

          Name                       Age     Positions with SJI

          Charles Biscieglia         55      Chairman of the Board, President
                                              and Chief Executive Officer
          Edward J. Graham           42      Vice President
          David A. Kindlick          45      Vice President
          Albert V. Ruggiero         51      Vice President
          George L. Baulig           58      Vice President & Corporate
                                              Secretary
          William J. Smethurst, Jr.  53      Treasurer


     Charles Biscieglia was elected Assistant Vice President, Commercial Operations of SJG in May 1981, Vice President, Commercial Operations in November 1983, Senior Vice President, Operations in April 1987, Executive Vice President and Chief Operating Officer in April 1991 and President and Chief Executive Officer in March 1998. Mr. Biscieglia was elected Vice President of SJI in April 1997, President and Chief Executive Officer in October 1998 and Chairman, President and Chief Executive Officer in January 2000.

     Edward J. Graham was elected Vice President & Controller of SJG in
June 1994, Vice President, Gas Management in April 1995, and Senior Vice President, Energy Management in April 1998. Mr. Graham was elected President of SJ EnerTrade in October 1997 and President of SJE in October 1998.
Mr. Graham was elected Vice President of SJI in June 1998.

     David A. Kindlick was elected Assistant Vice President, Revenue Requirements of SJG in October 1989, Vice President, Revenue Requirements in April 1992, Vice President, Rates and Budgeting in April 1995, and Senior Vice President, Finance and Rates in April 1998. Mr. Kindlick was elected Vice President of SJI in June 1997.

     Albert V. Ruggiero was elected Vice President, Human Resources of SJG in April 1990, Vice President, Human Resources & External Affairs in April 1995 and Senior Vice President, Corporate Development in April 1998. Mr. Ruggiero was elected Vice President of SJI in October 1998.

     George L. Baulig was elected Secretary and Assistant Treasurer of SJI, SJG and EMI in November 1980 and Treasurer of SJI in October 1996. Mr. Baulig also serves as Secretary of R&T and SJE, since October 1989 to date. Mr. Baulig was elected Senior Vice President and Corporate Secretary of SJG in April 1998. Mr. Baulig was elected Vice President of SJI in April 1999 and at the same time relinquished the Treasurer's title.

     William J. Smethurst, Jr. was elected Assistant Secretary & Assistant Treasurer of SJG in November 1981, Treasurer & Assistant Secretary in November 1983, Controller & Assistant Secretary in April 1988 and Vice President & Treasurer in April 1992. Mr. Smethurst was elected Treasurer of SJ EnerTrade in October 1997 and Treasurer of R&T Group in April 1998.
Mr. Smethurst was elected Assistant Secretary & Assistant Treasurer of SJE in March 1981, Treasurer & Assistant Secretary in March 1987 and Treasurer in April 1995. Mr. Smethurst was elected Assistant Secretary & Assistant Treasurer of EMI in November 1981 and Treasurer in April 1998. Mr. Smethurst was elected Assistant Secretary & Assistant Treasurer of SJI in November 1981 and Treasurer in April 1999.

     Executive officers of SJI are elected annually and serve at the pleasure of the Board of Directors.

                                     SJI-10


                                    PART II

             Item 5.  Market for the Registrant's Common Stock and
                          Related Stockholder Matters

     Information required by this item is incorporated by reference to Note 6 on pages 21 and 22 and the bottom of page 26 of SJI's Annual Report to Shareholders for the year ended December 31, 1999 which is attached to this report.


                        Item 6.  Selected Financial Data

     Information required by this item is incorporated by reference to page 2 of SJI's Annual Report to Shareholders for the year ended December 31, 1999 which is attached to this report.


          Item 7.  Management's Discussion and Analysis of Results of
                       Operations and Financial Condition

     Information required by this item is incorporated by reference to pages 12 through 15 of SJI's Annual Report to Shareholders for the year ended December 31, 1999 which is attached to this report.


     Item 7A.  Quantitative and Qualitative Disclosures about Market Risks

     SJI is exposed to interest rate risk and, to a much lesser degree, commodity price risk. Outlined below is a description of these exposures and an explanation as to how we manage these risks.

     Interest Rate Risk - SJI is subject to the risk of fluctuating interest rates in the normal course of business. We manage interest rates through the use of fixed and, to a lesser extent, variable rate debt. For fiscal year 1999, a hypothetical 10% change in interest rates would have resulted in a $0.5 million change in interest costs and earnings before taxes related to variable rate debt.

     Commodity Price Risk - SJI and its subsidiaries do not enter into derivatives transactions to hedge natural gas costs. Information on commodity price risk is incorporated by reference to the Financial Risk Management section on Page 15 of SJI's Annual Report to Shareholders for the year ended December 31, 1999, which is attached to this report.


              Item 8.  Financial Statements and Supplementary Data

     Information required by this item is incorporated by reference to pages
15 through 25 and the top of page 26 of SJI's Annual Report to Shareholders for the year ended December 31, 1999 which is attached to this report.


           Item 9.  Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure

                                      None


                                     SJI-11


                                    PART III

          Item 10.  Directors and Executive Officers of the Registrant

     Information required by this item relating to the directors of SJI is incorporated by reference to pages 2 through 5 of SJI's definitive Proxy Statement, dated March 10, 2000, filed in connection with SJI's 2000 Annual Meeting of Shareholders. Information required by this item relating to the executive officers of SJI is set forth in Item 4-A of this report.


                        Item 11.  Executive Compensation

     Information required by this item is incorporated by reference to pages 7 through 11 of SJI's definitive Proxy Statement, dated March 10, 2000, filed in connection with SJI's 2000 Annual Meeting of Shareholders.


    Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information required by this item is incorporated by reference to pages
2 through 5 of SJI's definitive Proxy Statement, dated March 10, 2000, filed in connection with SJI's 2000 Annual Meeting of Shareholders.


            Item 13.  Certain Relationships and Related Transactions

     Information required by this item is incorporated by reference to page 6 of SJI's definitive Proxy Statement, dated March 10, 2000, filed in connection with SJI's 2000 Annual Meeting of Shareholders.

                                     SJI-12


                                    PART IV

   Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a) Listed below are all financial statements and schedules filed as part of this report:

     1 - The consolidated financial statements and notes to consolidated financial statements together with the report thereon of Deloitte & Touche LLP, dated February 16, 2000, are incorporated herein by reference to pages 15 through 25 of SJI's Annual Report to Shareholders for the year ended
December 31, 1999 which is attached to this report.

     2 - Supplementary Financial Information

     Information regarding selected quarterly financial data is incorporated herein by reference to page 26 of SJI's Annual Report to Shareholders for the year ended December 31, 1999 which is attached to this report.

     Supplemental Schedules as of December 31, 1999, 1998 and 1997 and for the three years ended December 31, 1999, 1998, and 1997:

     The Independent Auditors' Report of Deloitte & Touche LLP, Auditors of SJI (page 21).

     Schedule II - Valuation and Qualifying Accounts (page 22).

     All schedules, other than that listed above, are omitted because the information called for is included in the financial statements filed or because they are not applicable or are not required.

     3 - See Item 14(c)(13)

(b)  Reports on Form 8-K - None.

(c) List of Exhibits (Exhibit Number is in Accordance with the Exhibit Table in Item 601 of Regulation S-K).

Exhibit
Number                             Description/Reference

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

(3)(b) Bylaws of South Jersey Industries, Inc. as amended and restated through November 19, 1999 (filed herewith).

                                     SJI-13

Exhibit
Number                             Description/Reference

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

Exhibit
Number                             Description/Reference

(4)(d)(ii) Form of Amended and Restated Trust Agreement for SJG Capital Trust. Incorporated by reference from Exhibit 3(c) of Form S-3 - SJG Capital Trust and South Jersey Gas Company as filed
              March 27, 1997, as amended April 18, 1997 and April 23, 1997 (333-24065).

(4)(d)(iii) Form of Preferred Security for SJG Capital Trust. Incorporated by reference from Exhibit 4(a) of Form S-3 - SJG Capital Trust and South Jersey Gas Company as filed March 27, 1997, as amended April 18, 1997 and April 23, 1997 (33 3-24065).

(4)(d)(iv) Form of Deferrable Interest Subordinated Debenture. Incorporated by reference from Exhibit 4(b) of Form S-3 - SJG Capital Trust and South Jersey Gas Company as filed March 27, 1997, as amended April 18, 1997 and April 23, 1997 (33 3-24065).

(4)(d)(v) Form of Deferrable Interest Subordinated Debenture. Incorporated by reference from Exhibit 4(c) of Form S-3 - SJG Capital Trust and South Jersey Gas Company as filed March 27, 1997, as amended April 18, 1997 and April 23, 1997 (33 3-24065).

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

                                     SJI-15

Exhibit
Number                             Description/Reference

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

                                     SJI-16

Exhibit
Number                             Description/Reference

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

(10)(k)(r) NS (Negotiated Sales) Service Agreement dated December 1, 1994 between South Jersey Gas Company and Transco Gas Marketing Company as agent for Transcontinental Gas Pipeline. Incorporated by reference from Exhibit (10)(k)(r) of Form 10 -K for 1994 (1-6364).

(10)(l)* Deferred Payment Plan for Directors of South Jersey Industries, Inc., South Jersey Gas Company, Energy & Minerals, Inc., R&T Group, Inc. and South Jersey Energy Company as amended and restated October 21, 1994. Incorporated by reference from Exhibit
              (10)(l) of Form 10-K for 1994 (1-6364).

(10)(l)(a)* Form of Deferred Compensation Agreement between South Jersey Industries, Inc. and/or a subsidiary and seven of its officers. Incorporated by reference from Exhibit (10)(j)(a) of Form 10-K for 1980 (1-6364).

(10)(l)(b)* Schedule of Deferred Compensation Agreements. Incorporated by reference from Exhibit (10)(l)(b) of Form 10-K for 1997 (1-6364).

                                     SJI-17

Exhibit
Number                             Description/Reference

(10)(l)(d)* Form of Officer Employment Agreement between certain officers and either South Jersey Industries, Inc. or its subsidiaries (filed herewith).

(10)(l)(e)*   Schedule of Officer Employment Agreements (filed herewith).

(10)(l)(f)* Officer Severance Benefit Program for all officers. Incorporated by reference from Exhibit (10)(l)(g) of Form 10-K for 1985 (1-6364).

(10)(l)(g)* Discretionary Incentive Bonus Program for all officers and management employees. Incorporated by reference from Exhibit
              (10)(l)(h) of Form 10-K for 1985 (1-6364).

(10)(l)(h)* The 1987 Stock Option and Stock Appreciation Rights Plan including Form of Agreement. Incorporated by reference from Exhibit (10)(l)(i) of Form 10-K for 1987 (1-6364).

(10)(l)(i)* Supplemental Executive Retirement Program, as amended and restated effective July 1, 1997, and Form of Agreement between certain SJI or subsidiary officers. Incorporated by reference from Exhibit (10)(l)(i) of Form 10-K for 1997 (1-6364).

(10)(l)(j)* 1997 Stock Option and Stock Appreciation Rights Plan (filed herewith).

(12) Calculation of Ratio of Earnings to Fixed Charges (Before Federal Income Taxes) (filed herewith).

(13) The Annual Report to Shareholders of SJI for the year ended December 31, 1999 is filed as an exhibit hereto solely to the extent portions are specifically incorporated by reference herein (filed herewith).

(21)          Subsidiaries of the Registrant (filed herewith).

(23)          Independent Auditors' Consent (filed herewith).

(24)          Power of Attorney (filed herewith).

(27) Financial Data Schedule (submitted only in electronic format to the Securities and Exchange Commission).


* Constitutes a management contract or a compensatory plan or arrangement.


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

                                       Date March 30, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                       Title                          Date



/s/ Charles Biscieglia          Chairman of the Board,           March 30, 2000
(Charles Biscieglia)            President and Chief
                                Executive Officer



/s/ David A. Kindlick           Vice President                   March 30, 2000
(David A. Kindlick)             (Principal Financial Officer)



/s/ William J. Smethurst, Jr.   Treasurer                        March 30, 2000
(William J. Smethurst, Jr.)     (Principal Accounting Officer)



/s/ George L. Baulig            Vice President & Corporate       March 30, 2000
(George L. Baulig)              Secretary



/s/ Shirli M. Billings          Director                         March 30, 2000
(Shirli M. Billings)



/s/ Sheila H. Coco              Director                         March 30, 2000
(Sheila H. Coco)



/s/ Richard L. Dunham           Director                         March 30, 2000
(Richard L. Dunham)


                                     SJI-19


       Signature                       Title                          Date



__________________________      Director                         March 30, 2000
(W. Cary Edwards)



/s/ Thomas L. Glenn, Jr.        Director                         March 30, 2000
(Thomas L. Glenn, Jr.)



/s/ Herman D. James             Director                         March 30, 2000
(Herman D. James)



/s/ Clarence D. McCormick       Director                         March 30, 2000
(Clarence D. McCormick)



/s/ Frederick R. Raring         Director                         March 30, 2000
(Frederick R. Raring)


                                     SJI-20



                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of South Jersey Industries, Inc.:

     We have audited the consolidated financial statements of South Jersey Industries, Inc. and its subsidiaries as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February 16, 2000; such financial statements and report are included in your 1999 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of South Jersey Industries, Inc. and its subsidiaries, listed in Item 14(a) 2. This financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
February 16, 2000



                                     SJI-21


                             SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
                            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                             (In Thousands)


           Col. A               Col. B                Col. C                Col. D           Col.  E
-------------------------------------------------------------------------------------------------------
                                                     Additions
                                          ------------------------------

                              Balance at   Charged to     Charged to                       Balance at
                               Beginning    Costs and  Other Accounts -   Deductions -         End
       Classification          of Period    Expenses     Describe (a)     Describe (b)      of Period
-------------------------------------------------------------------------------------------------------
Provision for Uncollectible
Accounts for the Year Ended
December 31, 1999                  $1,283         $952             $336          $1,454         $1,117


Provision for Uncollectible
Accounts for the Year Ended
December 31, 1998                  $1,530       $1,477             $411          $2,135         $1,283


Provision for Uncollectible
Accounts for the Year Ended
December 31, 1997                  $1,425       $1,351             $624          $1,870         $1,530



(a)  Recoveries of accounts previously written off and minor adjustments.

(b)  Uncollectible accounts written off.


                                     SJI-22

South Jersey Industries, Inc.
1 South Jersey Plaza
Folsom, NJ 08037
Form 10-K FYE 12/31/99
EXHIBIT INDEX

Exhibit
Number                             Description/Reference

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

(3)(b) Bylaws of South Jersey Industries, Inc. as amended and restated through November 19, 1999 (filed herewith).

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

                                     SJI-23

South Jersey Industries, Inc.
1 South Jersey Plaza
Folsom, NJ 08037
Form 10-K FYE 12/31/99
EXHIBIT INDEX

Exhibit
Number                             Description/Reference

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

(4)(d)(iii) Form of Preferred Security for SJG Capital Trust. Incorporated by reference from Exhibit 4(a) of Form S-3 - SJG Capital Trust and South Jersey Gas Company as filed March 27, 1997, as amended April 18, 1997 and April 23, 1997 (33 3-24065).

(4)(d)(iv) Form of Deferrable Interest Subordinated Debenture. Incorporated by reference from Exhibit 4(b) of Form S-3 - SJG Capital Trust and South Jersey Gas Company as filed March 27, 1997, as amended April 18, 1997 and April 23, 1997 (33 3-24065).

(4)(d)(v) Form of Deferrable Interest Subordinated Debenture. Incorporated by reference from Exhibit 4(c) of Form S-3 - SJG Capital Trust and South Jersey Gas Company as filed March 27, 1997, as amended April 18, 1997 and April 23, 1997 (33 3-24065).

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

(4)(e)        Medium Term Note Indenture of Trust dated October 1, 1998.
              Incorporated by reference from Exhibit 4(e) of Form S-3
              (333-62019).

(9)           None

                                     SJI-24

South Jersey Industries, Inc.
1 South Jersey Plaza
Folsom, NJ 08037
Form 10-K FYE 12/31/99
EXHIBIT INDEX

Exhibit
Number                             Description/Reference

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

                                     SJI-25

South Jersey Industries, Inc.
1 South Jersey Plaza
Folsom, NJ 08037
Form 10-K FYE 12/31/99
EXHIBIT INDEX

Exhibit
Number                             Description/Reference

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

                                     SJI-26

South Jersey Industries, Inc.
1 South Jersey Plaza
Folsom, NJ 08037
Form 10-K FYE 12/31/99
EXHIBIT INDEX

Exhibit
Number                             Description/Reference

(10)(k)(q) SST Service Agreement No. 38086 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993. Incorporated by reference from Exhibit (10)(k)(q) of Form 10-K for 1993 (1-6364).

(10)(k)(r) NS (Negotiated Sales) Service Agreement dated December 1, 1994 between South Jersey Gas Company and Transco Gas Marketing Company as agent for Transcontinental Gas Pipeline. Incorporated by reference from Exhibit (10)(k)(r) of Form 10 -K for 1994 (1-6364).

(10)(l)* Deferred Payment Plan for Directors of South Jersey Industries, Inc., South Jersey Gas Company, Energy & Minerals, Inc., R&T Group, Inc. and South Jersey Energy Company as amended and restated October 21, 1994. Incorporated by reference from Exhibit
              (10)(l) of Form 10-K for 1994 (1-6364).

(10)(l)(a)* Form of Deferred Compensation Agreement between South Jersey Industries, Inc. and/or a subsidiary and seven of its officers. Incorporated by reference from Exhibit (10)(j)(a) of Form 10-K for 1980 (1-6364).

(10)(l)(b)* Schedule of Deferred Compensation Agreements. Incorporated by reference from Exhibit (10)(l)(b) of Form 10-K for 1997 (1-6364).

(10)(l)(d)* Form of Officer Employment Agreement between certain officers and either South Jersey Industries, Inc. or its subsidiaries (filed herewith).

(10)(l)(e)*   Schedule of Officer Employment Agreements (filed herewith).

(10)(l)(f)* Officer Severance Benefit Program for all officers. Incorporated by reference from Exhibit (10)(l)(g) of Form 10-K for 1985 (1-6364).

(10)(l)(g)* Discretionary Incentive Bonus Program for all officers and management employees. Incorporated by reference from Exhibit
              (10)(l)(h) of Form 10-K for 1985 (1-6364).

(10)(l)(h)* The 1987 Stock Option and Stock Appreciation Rights Plan including Form of Agreement. Incorporated by reference from Exhibit (10)(l)(i) of Form 10-K for 1987 (1-6364).

(10)(l)(i)* Supplemental Executive Retirement Program, as amended and restated effective July 1, 1997, and Form of Agreement between certain SJI or subsidiary officers. Incorporated by reference from Exhibit (10)(l)(i) of Form 10-K for 1997 (1-6364).

(10)(l)(j)* 1997 Stock Option and Stock Appreciation Rights Plan (filed herewith).

                                     SJI-27

South Jersey Industries, Inc.
1 South Jersey Plaza
Folsom, NJ 08037
Form 10-K FYE 12/31/99
EXHIBIT INDEX

Exhibit
Number                             Description/Reference

(12) Calculation of Ratio of Earnings to Fixed Charges (Before Federal Income Taxes) (filed herewith).

(13) The Annual Report to Shareholders of SJI for the year ended December 31, 1999 is filed as an exhibit hereto solely to the extent portions are specifically incorporated by reference herein (filed herewith).

(21)          Subsidiaries of the Registrant (filed herewith).

(23)          Independent Auditors' Consent (filed herewith).

(24)          Power of Attorney (filed herewith).

(27) Financial Data Schedule (submitted only in electronic format to the Securities and Exchange Commission).


* Constitutes a management contract or a compensatory plan or arrangement.

                                     SJI-28