Form 10-Q
period 2000-03-31
SOUTH JERSEY INDUSTRIES INC
filed 2000-05-15
CIK 91928

Page 1 of 27


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 For the Quarter Ended March 31, 2000            Commission File Number 1-6364


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

                             Yes  [X]      No  [  ]


As of May 5, 2000, there were 11,361,060 shares of the registrant's common stock outstanding.


                            Exhibit Index on page 27


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

                                                             Three Months Ended
                                                                   March 31,
                                                            ----------------------
                                                               2000        1999
                                                            ----------  ----------
Operating Revenues:
  Utility                                                    $146,118    $134,694
  Nonutility                                                   21,320      12,038
                                                            ----------  ----------
      Total Operating Revenues                                167,438     146,732
                                                            ----------  ----------
Operating Expenses:
  Cost of Gas Sold - Utility                                   87,915      78,221
  Cost of Sales - Nonutility                                   18,377      11,331
  Operations                                                   10,516      10,345
  Maintenance                                                   2,776       1,287
  Depreciation                                                  4,944       4,620
  Income Taxes                                                 13,626      12,701
  Other Taxes                                                   4,383       4,497
                                                            ----------  ----------
      Total Operating Expenses                                142,537     123,002
                                                            ----------  ----------
Operating Income                                               24,901      23,730

Interest Charges:
  Long-Term Debt                                                3,833       4,107
  Short-Term Debt and Other                                     1,226         948
                                                            ----------  ----------
      Total Interest Charges                                    5,059       5,055
                                                            ----------  ----------
Preferred Dividend Requirements of Subsidiary                     771         772
                                                            ----------  ----------
Income from Continuing Operations                              19,071      17,903

Loss from Discontinued Operations - Net                           (90)        (64)
                                                            ----------  ----------
Net Income Applicable to Common Stock                         $18,981     $17,839
                                                            ==========  ==========
Average Shares of Common Stock Outstanding                     11,284      10,780
                                                            ==========  ==========
Earnings Per Common Share:
  Continuing Operations                                         $1.69       $1.66
  Discontinued Operations - Net                                 (0.01)       0.00
                                                            ----------  ----------
     Earnings Per Common Share                                  $1.68       $1.66
                                                            ==========  ==========
Dividends Declared Per Common Share                            $0.365      $0.360
                                                            ==========  ==========

The accompanying footnotes are an integral part of the financial statements.

                                   SJI-3



                      SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (In Thousands)


                                                                   (Unaudited)
                                                                    March 31,        December 31,
                                                             ----------------------  -------------
                                                                2000        1999         1999
                                                             ----------  ----------  -------------
Assets
------
Property, Plant and Equipment:
  Utility Plant, at original cost                             $731,658    $693,501       $723,114
    Accumulated Depreciation                                  (195,958)   (183,041)      (192,240)
  Nonutility Property and Equipment, at cost                     3,487       2,986          3,423
    Accumulated Depreciation                                      (960)       (974)          (951)
                                                             ----------  ----------  -------------
        Property, Plant and Equipment - Net                    538,227     512,472        533,346
                                                             ----------  ----------  -------------
Investments:
  Available-for-Sale Securities                                  1,747         931          1,707
  Investment in Affiliate                                        2,313       1,500          2,251
                                                             ----------  ----------  -------------
        Total Investments                                        4,060       2,431          3,958
                                                             ----------  ----------  -------------
Current Assets:
  Cash and Cash Equivalents                                      9,061       5,685          5,634
  Notes Receivable - Affiliate                                   2,165       4,050          2,650
  Accounts Receivable                                           67,619      59,934         43,130
  Unbilled Revenues                                             16,590      17,496         22,328
  Provision for Uncollectibles                                  (1,034)     (1,183)        (1,117)
  Natural Gas in Storage, average cost                          10,227      11,864         27,066
  Materials and Supplies, average cost                           3,952       3,821          4,085
  Prepaid Taxes                                                      -           -          4,069
  Prepayments and Other Current Assets                           3,149       3,094          3,203
                                                             ----------  ----------  -------------
        Total Current Assets                                   111,729     104,761        111,048
                                                             ----------  ----------  -------------
Accounts Receivable - Merchandise                                  987       1,434          1,108
                                                             ----------  ----------  -------------
Regulatory and Other Non-Current Assets:
  Environmental Remediation Costs:
    Expended - Net                                              17,840      21,679         25,702
    Liability for Future Expenditures                           51,029      52,939         51,029
  Gross Receipts & Franchise Taxes                               3,030       3,474          3,141
  Income Taxes - Flowthrough Depreciation                       11,286      12,264         11,531
  Deferred Fuel Costs - Net                                      6,517            -        13,174
  Deferred Postretirement Benefit Costs                          4,820       5,365          4,914
  Other                                                          6,791       8,658          7,974
                                                             ----------  ----------  -------------
        Total Regulatory and Other Non-Current Assets          101,313     104,379        117,465
                                                             ----------  ----------  -------------
              Total Assets                                    $756,316    $725,477       $766,925
                                                             ==========  ==========  =============

The accompanying footnotes are an integral part of the financial statements.

                                   SJI-4


                     SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (In Thousands)

                                                                  (Unaudited)
                                                                   March 31,         December 31,
                                                             ----------------------  -------------
                                                                2000        1999         1999
                                                             ----------  ----------  -------------
Capitalization and Liabilities
------------------------------
Common Equity:
  Common Stock                                                 $14,105     $13,477        $13,940
  Premium on Common Stock                                      124,400     111,321        120,868
  Retained Earnings                                             65,330      58,465         50,467
                                                             ----------  ----------  -------------
        Total Common Equity                                    203,835     183,263        185,275
                                                             ----------  ----------  -------------
Preferred Stock and Securities of Subsidiary:
   Redeemable Cumulative Preferred Stock:
     South Jersey Gas Company, Par Value $100 per share
       Authorized - 45,504, 46,404 and 45,404 shares
       Outstanding Shares:
          Series A, 4.70% -- 1,200, 2,100 and 1,200 shares         120         210            120
          Series B, 8.00% -- 19,242 shares                       1,924       1,924          1,924
   South Jersey Gas Company-Guaranteed Manditorily
     Redeemable Preferred Securities of Subsidiary Trust:
     Par Value $25 per share, 1,400,000 shares
     Authorized and Outstanding                                 35,000      35,000         35,000
                                                             ----------  ----------  -------------
        Total Preferred Stock and Securities of Subsidiary      37,044      37,134         37,044
                                                             ----------  ----------  -------------
Long-Term Debt                                                 181,373     192,523        183,561
                                                             ----------  ----------  -------------
        Total Capitalization                                   422,252     412,920        405,880
                                                             ----------  ----------  -------------
Current Liabilities:
  Notes Payable                                                 82,000      59,000        119,950
  Current Maturities of Long-Term Debt                           8,876       8,876          8,876
  Accounts Payable                                              34,114      40,080         40,273
  Customer Deposits                                              5,462       5,506          5,386
  Environmental Remediation Costs                               13,965       9,996         14,027
  Taxes Accrued                                                 16,683      14,135            563
  Interest Accrued and Other Current Liabilities                13,839       9,371         14,112
                                                             ----------  ----------  -------------
        Total Current Liabilities                              174,939     146,964        203,187
                                                             ----------  ----------  -------------
Deferred Credits and Other Non-Current Liabilities:
  Deferred Income Taxes - Net                                   92,091      84,799         91,167
  Investment Tax Credits                                         4,757       5,141          4,849
  Deferred Revenues - Net                                            -       7,505              -
  Pension and Other Postretirement Benefits                     13,791      14,751         13,342
  Environmental Remediation Costs                               41,354      47,566         41,354
  Other                                                          7,132       5,831          7,146
                                                             ----------  ----------  -------------
        Total Deferred Credits
          and Other Non-Current Liabilities                    159,125     165,593        157,858
                                                             ----------  ----------  -------------
Commitments and Contingencies

              Total Capitalization and Liabilities            $756,316    $725,477       $766,925
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

                                   SJI-5



                   SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

             CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
                                    (In Thousands)


                                                                        Three Months Ended
                                                                             March 31,
                                                                      -----------------------
                                                                         2000         1999
                                                                      ----------   ----------
Cash Flows from Operating Activities:

   Net Income Applicable to Common Stock                                $18,981      $17,839
   Adjustments to Reconcile Net Income to Cash Flows
    Provided by Operating Activities:
     Depreciation and Amortization                                        5,860        5,019
     Provision for Losses on Accounts Receivable                             61           63
     Revenues and Fuel Costs Deferred - Net                               6,657       12,507
     Deferred and Non-Current Income Taxes and Credits - Net              1,029           97
     Environmental Remediation Costs - Net                                7,800        6,297
     Changes in:
       Accounts Receivable                                              (18,895)     (15,514)
       Inventories                                                       16,972       15,985
       Prepayments and Other Current Assets                                  54          313
       Prepaid and Accrued Taxes - Net                                   20,189       26,454
       Accounts Payable and Other Accrued Liabilities                    (6,356)     (16,589)
     Other - Net                                                          1,438        4,044
                                                                      ----------   ----------
          Net Cash Provided by Operating Activities                      53,790       56,515
                                                                      ----------   ----------
Cash Flows from Investing Activities:

   Investment in Affiliate                                                  (63)         (60)
   Loan to Affiliate                                                        485          300
   Purchase of Available-For-Sale Securities                                (39)           -
   Capital Expenditures, Cost of Removal and Salvage                    (10,177)     (13,048)
                                                                      ----------   ----------
          Net Cash Used in Investing Activities                          (9,794)     (12,808)
                                                                      ----------   ----------
Cash Flows from Financing Activities:

   Net Repayments of Lines of Credit                                    (37,950)     (38,000)
   Principal Repayments of Long-Term Debt                                (2,188)      (2,187)
   Dividends on Common Stock                                             (4,117)      (3,881)
   Proceeds from Sale of Common Stock                                     3,686           55
                                                                      ----------   ----------
          Net Cash Used in Financing Activities                         (40,569)     (44,013)
                                                                      ----------   ----------
Net Increase (Decrease) in Cash and Cash Equivalents                      3,427         (306)
Cash and Cash Equivalents at Beginning of Period                          5,634        5,991
                                                                      ----------   ----------
Cash and Cash Equivalents at End of Period                               $9,061       $5,685
                                                                      ==========   ==========

The accompanying footnotes are an integral part of the financial statements.


                                   SJI-6


           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


 Note 1.  Summary of Significant Accounting Policies:

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

         Equity-Based Investments in Affiliates - SJI, either directly or through its wholly-owned subsidiaries, currently holds a 50% non-controlling interest in several affiliated companies and accounts for the investments under the equity method. The operations of these affiliated companies are not material to the accompanying condensed consolidated financial statements.

         New Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for our fiscal year ending December 31, 2001. This statement establishes accounting and reporting standards for derivative instruments, including those embedded in other contracts, and for hedging activities. It requires recognizing derivatives as assets or liabilities at fair value on the balance sheet. We are currently evaluating the effects of FASB No. 133 on SJI's financial condition and results of operations, which will vary based on our use of derivative instruments at the time of adoption.

                                   SJI-7


Note 2.  Discontinued Operations and Affiliations:

         Discontinued Operations - Summarized operating results of the discontinued operations for the three months ended March 31, 2000 and 1999 were (in thousands):

                                            2000            1999
                                          -------         -------
         Loss before Income Taxes:
          Sand Mining                     $   (32)        $   (83)
          Construction                         (1)            (12)
          Fuel Oil                            (20)            (11)
          Wholesale Electric                  (95)              -
         Income Tax Credits                    58              42
                                          -------         -------
         Loss from Discontinued
          Operations - Net                $   (90)        $   (64)
                                          =======         =======
         Earnings per Common Share
          from Discontinued Operations    $ (0.01)        $ (0.00)
                                          =======         =======

         Affiliations - SJI, through its wholly-owned subsidiary, SJEnerTrade (EnerTrade), and UPR Energy Marketing, Inc., jointly own South Jersey Resources Group, LLC (SJRG). SJRG provides natural gas storage, peaking services and transportation capacity f or wholesale customers in New Jersey and surrounding states.

         In January 1999, SJI and Conectiv Solutions, LLC, formed
    Millennium Account Services, LLC, to provide meter reading services in southern New Jersey.

         In June 1999, SJE and Energy East Solutions, Inc. formed South Jersey Energy Solutions, LLC (SJES) to market retail electricity and energy management services. SJES began supplying retail electric in March of 2000.

         SJE and GZA GeoEnvironmental, Inc. (GZA) market a jointly-developed air monitoring system designed to assist companies involved in environmental cleanup activities. In April 2000, SJE and GZA formed AirLogics, LLC to continue the marketing of this air monitoring system which had previously been managed as a joint venture between the two companies on a contract-by-contract basis.

                                   SJI-8


Note 3.  Common Stock:

         SJI has 20,000,000 shares of authorized Common Stock. The following shares were issued and outstanding:

                                               2000           1999
                                            ----------     -----------
         Beginning Balance,
          January 1                         11,152,175     10,778,990
         New Issues During Year:
          Dividend Reinvestment Plan           124,427              -
          Employees' Stock
           Ownership Plan                        1,837          2,215
          Stock Option, Stock
           Appreciation Rights, and
           Restricted Stock Award Plan           5,545             31
          Directors' Restricted
           Stock Plan                              180              -
                                            ----------     ----------
          Ending Balance, March 31          11,284,164     10,781,236
                                            ==========     ==========

         The par value ($1.25 per share) of stock issued in 2000 and 1999 was credited to Common Stock. Net excess over par value of approximately $3.5 million, and $70,000, respectively, was credited to Premium on Common Stock for the three months ended March 31, 2000 and 1999, respectively.

         Dividend Reinvestment Plan (DRP) and Employees' Stock Ownership Plan (ESOP) - Effective June 1999, newly issued shares of common stock offered through the DRP are issued directly by SJI. Prior to this date, these shares were purchased in the open market. All shares offered through the ESOP continue to be issued directly by SJI. As of March 31, 2000, SJI reserved 569,154 and 26,395 shares of authorized, but unissued, common stock for future issuance to the DRP and ESOP, respectively.

         Stock Option, Stock Appreciation Rights, and Restricted Stock Award Plan -Under this plan, no more than 306,000 shares of common stock in the aggregate may be issued to SJI's officers and other key employees. No options or stock appreciation rights may be granted under the Plan after January 23, 2007. At March 31, 2000 and 1999, SJI had 4,500 options outstanding, all exercisable at $24.69 per share. During the three months ended March 31, 1999, 500 options were surrendered for the issuance of 31 shares of common stock. No options and no stock appreciation rights were granted or issued in 2000 and 1999. In 1999, the Plan was amended to include restricted stock awards. In January 2000, a total of 35,070 shares of common stock were granted under the provisions of the restricted stock award plan at a market value of $28.4375 per share. An aggregate of 29,525 shares vest over 3 years beginning January 2000. The stock's market value on the grant date is recorded as compensation over the vesting period. There were no vesting restrictions placed on the remaining 5,545 shares which were issued in March 2000. Stock options outstanding and unvested restricted stock awards at March 31, 2000 and 1999 had no effect on EPS.

                                   SJI-9


Note 4.  Income Taxes:

         The significant components of federal and state income taxes reflected in the condensed statements of consolidated income for the three months ended March 31, 2000 and 1999 are as follows (in thousands):

                                                 2000           1999
                                               --------       --------
         Current:
          Federal                              $  9,484       $  9,295
          State                                   3,114          3,309
                                               --------       --------
          Total Current                          12,598         12,604
                                               --------       --------
         Deferred:
          Federal                                   984            326
          State                                     136           (131)
                                               --------       --------
          Total Deferred                          1,120            195
                                               --------       --------
         Investment Tax Credits                     (92)           (98)

          Income Taxes -
           Continuing Operations                 13,626         12,701
          Income Taxes -
           Discontinued Operations                  (58)           (42)
                                               --------       --------
            Net Income Taxes                   $ 13,568       $ 12,659
                                               ========       ========

Note 5.  Recent Regulatory Actions:

         In January 1997, the Board of Public Utilities (BPU) granted SJG a total rate increase of $10.3 million. The $6.0 million base rate portion of the increase was based on a 9.62% rate of return on rate base, which included an 11.25% return on common equity. Additionally, SJG's threshold for sharing pre-tax margins generated by interruptible and off-system sales and transportation (Sharing Formula) increased from $4.0 million to $5.0 million. With the completion of major construction projects, this $5.0 million threshold increased by $2.8 million to a total of $7.8 million. SJG keeps 100% of pre-tax margins up to the threshold level and 20% of such margins above that level. In October 1998, the BPU approved a revision to the Sharing Formula as part of an agreement to modify SJG's Temperature Adjustment Clause
    (TAC). The revision credits the first $750,000 above the current threshold level to the Levelized Gas Adjustment Clause (LGAC) customers. Thereafter, SJG keeps 20% of the pre-tax margins as it has historically.

         Effective January 10, 2000, the BPU approved full unbundling of SJG's system. This allows all natural gas consumers to select their natural gas supplier. As of March 31, 2000, 47,281 of SJG's residential customers had elected to purchase their gas commodity from someone other than us. The bills of those using a gas supplier other than SJG are reduced for cost of gas charges and applicable taxes. The resulting decrease in our revenues is offset by a corresponding

                                   SJI-10

    decrease in gas costs and taxes under SJG's BPU-approved fuel clause. SJI's net income, financial condition and margins are not affected.

        In June 1998, SJG filed a petition with the BPU requesting a change to the TAC. The request was granted in October 1998. As a result, SJG experiences reduced fluctuations in income when weather is warmer or colder than normal.

         In August 1998, SJG filed with the BPU to recover increased remediation costs expended from August 1995 through July 1998. In September 1999, the BPU approved the requested annual recovery level of $6.5 million. This represents an annual increase of approximately $4.5 million over the recovery previously included in rates. In July 1999, SJG filed its annual RAC with the BPU requesting recovery of carrying costs on unrecovered remediation costs and proposed no change in the current RAC r ate for the next 3 years. In January 2000, the BPU approved the recovery of carrying costs on unrecovered remediation costs and SJG's proposal to keep its current RAC rate in effect through October 2002.

         In September 1998, SJG filed its annual LGAC, TAC and Demand Side Management Clause (DSMC) with the BPU. The LGAC and DSMC cover the period November 1 through October 31 of each year. The TAC period runs from October 1 through May 31. In May 1999, the BPU approved a $7.1 million increase in rates as part of this filing, which included the results of the previous two annual filings. In April 2000, SJG made a TAC and LGAC filing and anticipates making TAC, LGAC and DSMC filings during the summer of 2000.

         In February 1999, the Electric Discount and Energy Competition Act became law. This law established unbundling, where redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. SJG filed its unbundling proposal in April 1999 and received BPU approval of its settlement in January 2000.

         In addition to allowing all customers to select their own supplier effective January 10, 2000, the unbundling settlement also created an incentive to customers to select a supplier, other than SJG, in the form of a Market Development Credit (MD C). This credit will be provided to customers over the next two years and will approximate $2.5 million plus carrying costs through December 2001. The majority of this credit was provided for on SJG's books as a Deferred Credit. Therefore, the MDC will not materially impact future periods.

         Also included in the settlement was the approved recovery of carrying costs on the RAC, as previously discussed, and a modification to SJG's LGAC. Under-recovered gas costs of $11.9 million as of October 31, 1999, and carrying costs thereon, w ill be recovered over 3 years. The LGAC for the period starting November 1999, will continue to operate as it has in the past.

                                   SJI-11


Note 6.  Segments of Business:

         Information about SJI's operations for the three months ended March 31, 2000 and 1999 in different industry segments is presented below (in thousands):

                                                 2000           1999
                                               --------       --------
         Operating Revenues:
          Gas Utility Operations               $147,002       $135,081
          Other Industries                       21,762         12,360
                                               --------       --------
            Subtotal                            168,764        147,441

          Intersegment Sales                     (1,326)          (709)
                                               --------       --------
            Total Operating Revenues           $167,438       $146,732
                                               ========       ========
         Operating Income:
          Gas Utility Operations               $ 36,000       $ 36,528
          Other Industries                        2,438            430
                                               --------       --------
            Subtotal                             38,438         36,958

          Income Taxes                          (13,626)       (12,701)
          General Corporate                          89           (527)
                                               --------       --------
            Total Operating Income             $ 24,901       $ 23,730
                                               ========       ========
         Depreciation and Amortization:
          Gas Utility Operations               $  5,829       $  5,001
          Other Industries                           26             10
          Discontinued Operations                     5              8
                                               --------       --------
            Total Depreciation
             and Amortization                  $  5,860       $  5,019
                                               ========       ========
         Property Additions:
          Gas Utility Operations               $  9,770       $ 12,812
          Other Industries                          240              4
          Discontinued Operations                     -              -
                                               --------       --------
            Total Property Additions           $ 10,010       $ 12,816
                                               ========       ========

                                   SJI-12


                                                 2000           1999
                                               --------       --------
         Identifiable Assets:
          Gas Utility Operations               $732,229       $705,445
          Other Industries                       15,020         15,163
          Discontinued Operations                 2,296          2,529
                                               --------       --------
            Subtotal                            749,545        723,137

          Corporate Assets                       18,213         23,867
          Intersegment Assets                   (11,442)       (21,527)
                                               --------       --------
            Total Identifiable Assets          $756,316       $725,477
                                               ========       ========

         Gas Utility Operations consist primarily of natural gas distribution to residential, commercial and industrial customers. Other Industries include the natural gas and electric acquisition and transportation service companies.

         SJI's interest expense relates primarily to SJG's borrowing and financing activities. These amounts are included in our condensed statements of consolidated income and not shown above. Interest income is essentially derived from borrowings between the subsidiaries and is eliminated during consolidation.

Note 7.  Retained Earnings:

         Restrictions exist under various loan agreements regarding the amount of cash dividends or other distributions that we may pay on SJG's common stock. SJI's total equity in its subsidiaries' retained earnings, which is free of these restrictions, was approximately $59.2 million as of March 31, 2000.

Note 8.  Commitments and Contingencies:

         Construction and Environmental - SJI's estimated net cost of construction and environmental remediation programs for 2000 totals $51.6 million. Commitments were made regarding some of these programs.

         Pending Litigation - SJI is subject to claims arising from the ordinary course of business and other legal proceedings. In November 1999, Goldin Associates LLC, Trustee for the Power Company of America Liquidating Trust (PCA), filed a complaint in bankruptcy court against SJE seeking damages of $11 million plus interest and attorneys' fees. PCA was a wholesale electricity trading company with whom SJE did business. PCA filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code. We believe SJE acted prudently, responsibly and in accordance with contractual obligations in its transactions with PCA. We believe the ultimate impact of these actions will not materially affect SJI's financial position, results of operations or liquidity.

                                   SJI-13


         Environmental Remediation Costs - SJI incurred and recorded costs for environmental cleanup of sites where SJG or its predecessors operated gas manufacturing plants. SJG stopped manufacturing gas in the 1950s. SJI and some of its nonutility subsidiaries also recorded costs for environmental cleanup of sites where SJF previously operated a fuel oil business and Morie maintained equipment, fueling stations and storage.

         Since the early 1980s, SJI recorded environmental remediation costs of $115.8 million, of which $60.5 million was spent as of March 31, 2000. With the assistance of an outside consulting firm, we estimate that future costs to clean up SJG's sites will range from $51.0 million to $161.3 million. We recorded the lower end of this range as a liability. It is reflected on the 2000 condensed consolidated balance sheet under the captions Current Liabilities and Deferred Credits and Other Non-Current Liabilities. SJG did not adjust the accrued liability for future insurance recoveries, which we have been successful in pursuing. We used these proceeds to offset related legal fees and to reduce the balance of deferred environmental remediation costs . Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements.

         The major portion of recorded environmental costs relate to the cleanup of SJG's former gas manufacturing sites. SJG recorded $109.1 million for the remediation of these sites and spent $58.1 million through March 31, 2000.

         SJG has two regulatory assets associated with environmental cost. The first asset is titled Environmental Remediation Cost: Expended - Net. These expenditures represent what was actually spent to clean up former gas manufacturing plant sites. These costs meet the requirements of FASB No. 71, "Accounting for the Effects of Certain Types of Regulation." The BPU allows SJG to recover expenditures through July 1998 and petitions to recover costs through July 1999 are pending.

         The other asset titled Environmental Remediation Cost: Liability for Future Expenditures relates to estimated future expenditures determined under the guidance of FASB No. 5, "Accounting for Contingencies." This amount, which relates to former manufactured gas plant sites, was recorded as a deferred debit with the corresponding amount reflected on the condensed consolidated balance sheet under the captions, Current Liabilities and Deferred Credits and Other Non-Current Liabilities. The deferred debit is a regulatory asset under FASB No. 71. The BPU's intent, evidenced by current practice, is to allow SJG to recover the deferred costs after they are spent.

         SJG files with the BPU to recover these costs in rates through its RAC. The BPU has consistently allowed the full recovery over 7-year periods, and SJG believes this will continue. As of March 31, 2000, SJG's unamortized remediation costs of $17.8 million are reflected on the condensed consolidated balance sheet under the caption, Regulatory and Other Non-Current Assets. Since implementing the RAC in 1992, SJG recovered $22.5 million through rates as of March 31, 2000.

                                   SJI-14


         With Morie's sale, EMI assumed responsibility for environmental liabilities estimated between $2.8 million and $9.0 million. The information available on these sites is sufficient only to establish a range of probable liability, and no point within t he range is more likely than any other. Therefore, EMI continues to accrue the lower end of the range. Changes in the accrual are included in the condensed statements of consolidated income under the caption, Loss from Discontinued Operations - Net.

         SJI and SJF estimated their potential exposure for the future remediation of four sites where fuel oil operations existed years ago. Estimates for SJI's site range between $0.1 million and $0.2 million, while SJF's estimated liability ranges from $1.2 million to $4.5 million for its three sites. Amounts sufficient to cover the lower ends of these ranges were recorded and are reflected on the 2000 condensed consolidated balance sheet under Current Liabilities and Deferred Credits and Other Non-Current Liabilities as of March 31, 2000.

                                   SJI-15


          Item 2.   Management's Discussion and Analysis of Results of
                       Operations and Financial Condition


Overview

     South Jersey Industries, Inc. (SJI) has two operating subsidiaries,
South Jersey Gas Company (SJG) and South Jersey Energy Company (SJE). SJG is a regulated natural gas distribution company serving 276,088 customers at March 31, 2000, compared with 269,108 customers at March 31, 1999. SJG also makes off-system sales of natural gas on a wholesale basis to various customers on the interstate pipeline system. In addition, SJG transports natural gas purchased directly from producers or suppliers for our own sales and for some of our customers. SJE provides services for the acquisition and transportation of natural gas for retail end users and markets total energy management services. SJE also markets an air quality monitoring system that provides around-the-clock, real-time monitoring for hazardous airborne substances around a site or facility. SJE began marketing retail electricity in New Jersey in November 1999 through South Jersey Energy Solutions, a limited liability company equally owned with Energy East Solutions, Inc. SJE has one subsidiary, SJEnerTrade (EnerTrade). EnerTrade, formed in October 1997, provides services for the sale of natural gas to energy marketers, electric and gas utilities, and other wholesale users in mid-Atlantic and southern states. These activities are conducted by EnerTrade and South Jersey Resources Group, LLC
(SJRG), a joint venture with UPR Energy Marketing, Inc. SJI also invested in a joint venture with Conectiv Solutions, LLC , forming Millennium Account Services, LLC (Millennium). Millennium provides meter reading services to SJG and Conectiv Power Delivery in southern New Jersey.

Forward Looking Statements

     This report contains certain forward-looking statements concerning projected financial and operating performance, future plans and courses of action and future economic conditions. All statements in this report other than statements of historical fact are forward-looking statements. These forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting the company and involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and actual results could differ materially from those expressed or implied in the forward-looking statements. Also, in making forward-looking statements, we assume no duty to update these statements should expectations change or actual results and events differ from current expectations.

     A number of factors could cause our actual results to differ materially from those anticipated, including, but not limited to the following: general economic conditions on an international, federal, state and local level; weather conditions in the company's marketing areas; regulatory and court decisions; competition in the company's regulated and deregulated activities; the availability and cost of capital; the company's ability to maintain existing and/or establish successful new alliances and joint ventures to take advantage of marketing opportunities; costs and effects of legal proceedings and environmental liabilities; and changes in business strategies.

                                     SJI-16

Customer Choice Legislation

     Effective January 1, 2000, all residential natural gas customers in New Jersey are able to choose their gas supplier under the terms of the Electric Discount and Energy Competition Act of February 1999. Commercial and industrial customers have had the ability to choose gas suppliers since 1987. SJG's residential customers have been able to choose a gas supplier since April of 1997 under a pilot program. As of March 31, 2000, 47,281 SJG residential customers participated in the program . Customers' bills are reduced for cost of gas charges and applicable taxes. The resulting decrease in SJG's revenues is offset by a corresponding decrease in gas costs and taxes. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income, financial condition or margins.

Energy Adjustment Clauses

     SJG's BPU approved Temperature Adjustment Clause (TAC) had the following impacts on 2000 and 1999 first quarter net earnings:

                                                 2000       1999
                                               --------   --------
     TAC Adjustment Increase to Net Income
      ($ in thousands)

           Quarter Ended 3/31                   $1,290     $1,276


     While the revenue and income impacts of TAC adjustments are recorded as incurred, cash inflows or outflows directly attributable to TAC adjustments generally do not begin until the next TAC year. Each TAC year begins October 1.


Results of Operations - Three Months Ended March 31, 2000
Compared to Three Months Ended March 31, 1999
---------------------------------------------

Operating Revenues - Utility

     Revenues increased $11.4 million in the first quarter of 2000 compared with the prior year period. The primary reasons for the increase were increased off-system sales and 6,980 additional customers at SJG. These factors more than offset revenue reductions due to the continued migration of firm gas sales to firm transportation. Note, however, that SJG's tariffs are structured so that profits are derived from the transportation of gas, not the sale of the commodity. Consequently, the switch to firm transportation reduced revenues but did not impact profitability.

                                     SJI-17

     Weather in the first quarter of 2000 was 1.1% warmer than the prior year period. Weather was also 7.3% warmer for the first quarter than the 20-year average. Revisions to SJG's TAC that became effective in October 1998 significantly reduced the weather related volatility in SJI's utility revenues. Revenues for 2000 will be closely tied to the 20-year normal temperatures and not actual weather conditions.

     The following is a comparison of operating revenue and throughput for the three month period ended March 31, 2000 vs. the same period ended March 31, 1999.

1st Quarter
                                                      2000        1999
                                                   ----------  ----------
     Utility Operating Revenues (Thousands):
       Firm
         Residential                                 $70,673      72,536
         Commercial                                   16,280      16,185
         Industrial                                    2,000       1,811
         Cogeneration & Electric Generation            1,222         667
         Firm Transportation                          14,012      10,831
                                                   ----------  ----------

           Total Firm Utility Operating Revenues     104,187     102,030

       Interruptible                                     499         340
       Interruptible Transportation                      484         533
       Off-System                                     39,226      30,486
       Capacity Release & Storage                      1,861         874
       Other                                             745         819
       Intercompany Sales                               (884)       (388)
                                                   ----------  ----------

           Total Utility Operating Revenues         $146,118    $134,694
                                                   ==========  ==========

     Throughput (MMcf):
       Firm
         Residential                                   8,481       8,883
         Commercial                                    2,166       2,216
         Industrial                                      106         122
         Cogeneration & Electric Generation              138          71
         Firm Transportation                           8,465       6,789
                                                   ----------  ----------

           Total Firm Throughput                      19,356      18,081

       Interruptible                                      49         107
       Interruptible Transportation                      840       1,103
       Off-System                                     12,070      14,314
       Capacity Release & Storage                     10,539       3,321
                                                   ----------  ----------

            Total Throughput                          42,854      36,926
                                                   ==========  ==========


                                     SJI-18


Operating Revenues - Nonutility

     Nonutility operating revenues increased by $9.3 million for the first quarter of 2000 due to increased levels of retail gas sales to residential customers and casinos in Atlantic City and sales of our air monitoring products and services.

Cost of Gas Sold - Utility

     Cost of gas sold - utility increased $9.7 million for the first quarter of 2000 compared with the same period in 1999 due principally to increased sales volumes, particularly to off-system customers. SJG's gas cost during the first quarter of 2000 averaged $2.87/dt compared with $1.96/dt in 1999. However, changes in gas costs do not directly affect Cost of Gas Sold - Utility. Fluctuations in gas costs not reflected in current rates are deferred and addressed in future periods under a BPU approved Levelized Gas Adjustment Clause (LGAC). Under the LGAC, fluctuations in gas costs not covered currently are reflected in future customer rates. Gas supply sources include contract and open-market purchases. SJG secures and maintains its own gas supplies to serve its customers.

Cost of Sales - Nonutility

     Cost of sales - nonutility increased $7.0 million for the first quarter of 2000 due to increased costs attributable to higher sales of retail gas and air monitoring products and services.

Operations

     A summary of net changes in Operations (in thousands):


                                            Three Months Ended
                                                March 31,
                                              2000 vs. 1999
                                              -------------
          Utility:
            Other Production Expense             $    1
            Transmission                            (10)
            Distribution                            139
            Customer Accounts and Services          285
            Sales                                    20
            Administration and General              (68)
            Other                                   (22)
          Nonutility                               (174)
                                                 -------
                Total Operations                 $  171
                                                 =======


                                     SJI-19


     Customer Accounts and Services costs increased in the first quarter of 2000 due to temporarily increased staffing levels necessary to handle high call volumes related to the deregulation process in New Jersey and higher bad debt expense.

Other Operating Expenses

     A summary of principal changes in other consolidated operating expenses (in thousands):

                                            Three Months Ended
                                                March 31,
                                              2000 vs. 1999
                                              -------------

          Maintenance                            $1,489
          Depreciation                              324
          Income Taxes                              925
          Other Taxes                              (114)


     Maintenance is higher due to higher levels of Remediation Adjustment Clause (RAC) amortization. This additional amortization expense is recovered during the current period through rates (See Regulatory Matters). Depreciation is higher due to increased investment in property, plant and equipment by SJG. Income Tax changes reflect the impact of changes in pre-tax income.

Interest Charges

     Interest charges were flat in the first quarter of 2000 compared with the prior year period. Increased debt outstanding and higher interest rates in 2000 were offset by recoveries of carrying costs associated with the unrecovered RAC and purchased gas costs. The debt was incurred primarily to support the expansion and upgrade of SJG's gas transmission and distribution system.

                                     SJI-20

Net Income Applicable to Common Stock

     Net income (in thousands) and earnings per common share reflect the following changes:

                                               Three Months Ended
                                                   March 31,
                                                 2000 vs. 1999
                                                 -------------

       Income from Continuing Operations             $1,168
       Loss from Discontinued Operations - Net          (26)
                                                     -------
             Net Income Increase                     $1,142
                                                     =======

       Earnings per Common Share:
         Continuing Operations                        $0.03
         Discontinued Operations - Net                (0.01)
                                                     -------
             Earnings per Share Increase              $0.02
                                                     =======


     The details affecting the changes in net income and earnings per share are discussed under the appropriate captions above.

Liquidity

     The seasonal nature of gas operations; the timing of construction and remediation expenditures and related permanent financing; as well as mandated tax and sinking fund payment dates require large, short-term cash requirements. These requirements are generally met by cash from operations and short-term lines of credit. We maintain short-term lines of credit with a number of banks, totaling $145.0 million, of which $63.0 million was available at March 31, 2000. The credit lines are uncommitted and unsecured with interest rates typically available based upon the Federal Funds Rates or London Interbank Offered Rates (LIBOR).


                                     SJI-21


     The changes in cash flows from operating activities (in thousands):

                                                Three Months Ended
                                                    March 31,
                                                  2000 vs. 1999
                                                  -------------

     Increases/(Decreases):
     Net Income Applicable to Common Stock            $1,142
     Depreciation and Amortization                       841
     Provision for Losses on Accounts Receivable          (2)
     Revenues and Fuel Costs Deferred - Net           (5,850)
     Deferred and Non-Current Income Taxes and
      Credits - Net                                      932
     Environmental Remediation Costs-Net               1,503
     Accounts Receivable                              (3,381)
     Inventories                                         987
     Prepayments and Other Current Assets               (259)
     Prepaid and Accrued Taxes - Net                  (6,265)
     Accounts Payable and Other Accrued
      Liabilities                                     10,233
     Other - Net                                      (2,606)
                                                     --------
           Net Cash Provided by Operating
            Activities                               ($2,725)
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

     Changes in Accounts Receivable are primarily due to changes in off-system sales activity and sales volumes of SJG and SJE. Weather and commodity prices are the variables that impact these sales. Changes impact cash flows when receivables are collected in subsequent periods.

     Changes in Inventories reflect the impact of seasonal requirements, tempeatures and price changes.

                                     SJI-22

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

     Changes in Other - Net reflect numerous changes in noncurrent assets and liabilities, including accrued deferred income taxes.

     Cash flow from nonutility operations is generally retained by those companies with amounts in excess of cash requirements passed up to SJI either as dividends or as temporary short-term loans. Nonutility operations are service oriented and have not required significant investment in capital facilities, inventories or personnel.

Regulatory Matters

     Rate Actions

     In February 1999, the Electric Discount and Energy Competition Act (the
Act) was signed into law in New Jersey. This bill created the framework and necessary time schedules for the restructuring of the state's electric and natural gas utilities. The Act established unbundling, where redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. It also established time frames for instituting competitive services for customer accounting functions and to determine whether basic gas supply services should become competitive.

     SJG received BPU approval of its unbundling settlement in January 2000. In addition to allowing all customers to select their own gas supplier, the approval incented customers to choose a supplier other than SJG with a Market Development Credit (MDC). This credit is available to customers through December 2001. The credit, approximately $2.5 million plus carrying costs, appears on our books as a Deferred Credit. Therefore, the MDC will not materially impact future periods.

     The unbundling settlement also provided SJG with the ability to recover carrying costs on unrecovered remediation costs under the RAC, while holding the current RAC rate in effect through October 2002. Our RAC rate last changed in September 1999. SJG's LGAC was also modified by the unbundling process. Under-recovered gas costs of $11.9 million as of October 31, 1999, and related carrying costs, will be recovered over 3 years. The LGAC for the period starting November 1999, continues to operate as it has in the past.

     The Act also contains numerous provisions requiring the BPU to promulgate and adopt a variety of standards related to implementing the Act. These required standards address fair competition, affiliate relations,

                                     SJI-23

accounting, competitive servi ces, supplier licensing, consumer protection and aggregation. In March 2000, the BPU issued Interim Standards in response to the Act. We believe the final standards will not have a material adverse affect on the company.

     Other matters are incorporated by reference to Note 5 to the condensed consolidated financial statements included as part of this report.

Capital Resources

     SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental remediation costs. Net construction and remediation expenditures for the first quarter of 2000 amounted to $2.4 million. The costs for 2000, 2001 and 2002 are estimated at approximately $51.6 million, $46.7 million and $53.1 million, respectively. We will fund these expenditures from several sources, which may include cash generated by operations, temporary use of short-term debt, sale of medium-term notes, capital leases, RAC recoveries, insurance recoveries and the issuance of equity.

     SJI raised $3.5 million of equity capital via the issuance of 124,427 shares under our Dividend Reinvestment Plan (DRP) in the first quarter. SJI raised an additional $2.1 million on 75,481 shares issued through the DRP in April 2000.

Other Events

     SJE and GZA GeoEnvironmental, Inc. (GZA) announced the formation of AirLogics, LLC. The joint venture will market a jointly-developed air monitoring system which is designed to assist companies involved in environmental clean-up. The partners were awarded their first contract to install the system in April 1999. A second contract was obtained in September. The relationship between SJE and GZA was previously conducted on a contract-by-contract basis.

                                     SJI-24


                           PART II  OTHER INFORMATION


Item l.   Legal Proceedings

     Information required by this Item is incorporated by reference to Part I,
Item 1, Note 8, beginning on page 13.


Item 3.   Quantitative and Qualitative Disclosures About Market Risks of the
          Company

     The company has interest rate risk exposure related to short-term debt. Additionally, the company's subsidiary, South Jersey Energy Company, has commodity price risk exposure related to gas marketing activities. For information regarding the company's exposure related to these risks, see Item 7A in the company's most recently filed Form 10-K. The company's risk associated with interest rates and commodity prices has not materially changed from December 31, 1999.


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 27 Financial Data Schedule (submitted only in electronic format to the Securities and Exchange Commission).


                                     SJI-25


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         SOUTH JERSEY INDUSTRIES, INC.
                                  (Registrant)



     Dated:  May 15, 2000             By:  /s/ David A. Kindlick
                                           David A. Kindlick
                                           Vice President, Financial Operations





     Dated:  May 15, 2000             By:  /s/ William J. Smethurst, Jr.
                                           William J. Smethurst, Jr.
                                           Treasurer


                                     SJI-26


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




                                     SJI-27