Form 10-Q
period 2000-06-30
SOUTH JERSEY INDUSTRIES INC
filed 2000-08-14
CIK 91928

Page 1 of 27

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 2000             Commission File Number 1-6364


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

                             Yes  [X]      No  [  ]


As of August 7, 2000, there were 11,461,887 shares of the registrant's common stock outstanding.


                            Exhibit Index on page 27

                                 - Cover Page -



                        PART I -- FINANCIAL INFORMATION



            Item 1.  Financial Statements -- See Pages 3 through 16




                                     SJI-2


               SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (In Thousands, Except for Per Share Data)

                                                       Three Months Ended
                                                             June 30,
                                                    ------------------------
                                                       2000         1999
                                                    -----------  -----------
Operating Revenues:
  Utility                                              $73,199      $65,897
  Nonutility                                            16,109       10,800
                                                    -----------  -----------
      Total Operating Revenues                          89,308       76,697
                                                    -----------  -----------
Operating Expenses:
  Cost of Gas Sold - Utility                            49,497       42,505
  Cost of Sales - Nonutility                            14,177        9,522
  Operations                                            10,911       10,633
  Maintenance                                            1,726        1,314
  Depreciation                                           5,024        4,701
  Income Taxes                                             248          470
  Other Taxes                                            2,078        1,872
                                                    -----------  -----------
      Total Operating Expenses                          83,661       71,017
                                                    -----------  -----------
Operating Income                                         5,647        5,680
                                                    -----------  -----------
Interest Charges:
  Long-Term Debt                                         3,686        3,917
  Short-Term Debt and Other                              1,200          993
                                                    -----------  -----------
      Total Interest Charges                             4,886        4,910
                                                    -----------  -----------
Preferred Dividend Requirements of Subsidiary              770          772
                                                    -----------  -----------
Loss from Continuing Operations                             (9)          (2)

Loss from Discontinued Operations - Net                   (127)         (59)
                                                    -----------  -----------
Net Loss Applicable to Common Stock                      ($136)        ($61)
                                                    ===========  ===========
Average Shares of Common Stock Outstanding              11,361       10,781
                                                    ===========  ===========
Earnings Per Common Share:
  Continuing Operations                                 ($0.00)      ($0.00)
  Discontinued Operations - Net                          (0.01)       (0.01)
                                                    -----------  -----------
     Earnings Per Common Share                          ($0.01)      ($0.01)
                                                    ===========  ===========
Dividends Declared Per Common Share                     $0.365       $0.360
                                                    ===========  ===========

The accompanying footnotes are an integral part of the financial statements.

                                     SJI-3

               SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (In Thousands, Except for Per Share Data)

                                                       Six Months Ended
                                                            June 30,
                                                    ------------------------
                                                       2000         1999
                                                    -----------  -----------
Operating Revenues:
  Utility                                             $219,317     $200,591
  Nonutility                                            37,429       22,838
                                                    -----------  -----------
      Total Operating Revenues                         256,746      223,429
                                                    -----------  -----------
Operating Expenses:
  Cost of Gas Sold - Utility                           137,412      120,725
  Cost of Sales - Nonutility                            32,554       20,853
  Operations                                            21,427       20,979
  Maintenance                                            4,502        2,601
  Depreciation                                           9,968        9,321
  Income Taxes                                          13,874       13,171
  Other Taxes                                            6,461        6,369
                                                    -----------  -----------
      Total Operating Expenses                         226,198      194,019
                                                    -----------  -----------
Operating Income                                        30,548       29,410
                                                    -----------  -----------
Interest Charges:
  Long-Term Debt                                         7,519        8,024
  Short-Term Debt and Other                              2,426        1,941
                                                    -----------  -----------
      Total Interest Charges                             9,945        9,965
                                                    -----------  -----------
Preferred Dividend Requirements of Subsidiary            1,541        1,544
                                                    -----------  -----------
Income from Continuing Operations                       19,062       17,901

Loss from Discontinued Operations - Net                   (217)        (123)
                                                    -----------  -----------
Net Income Applicable to Common Stock                  $18,845      $17,778
                                                    ===========  ===========
Average Shares of Common Stock Outstanding              11,322       10,781
                                                    ===========  ===========
Earnings Per Common Share:
  Continuing Operations                                  $1.68        $1.66
  Discontinued Operations - Net                          (0.02)       (0.01)
                                                    -----------  -----------
     Earnings Per Common Share                           $1.66        $1.65
                                                    ===========  ===========
Dividends Declared Per Common Share                      $0.73        $0.72
                                                    ===========  ===========

The accompanying footnotes are an integral part of the financial statements.

                                     SJI-4


                                SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                (In Thousands)

                                                                              (Unaudited)
                                                                                June 30,          December 31,
                                                                        ------------------------  ------------
                                                                            2000         1999         1999
                                                                        -----------  -----------  ------------
Assets

Property, Plant and Equipment:
  Utility Plant, at original cost                                         $742,003     $703,929      $723,114
    Accumulated Depreciation                                              (200,076)    (185,898)     (192,240)
  Nonutility Property and Equipment, at cost                                 3,384        3,029         3,423
    Accumulated Depreciation                                                  (979)        (983)         (951)
                                                                        -----------  -----------  ------------
        Property, Plant and Equipment - Net                                544,332      520,077       533,346
                                                                        -----------  -----------  ------------
Investments:
  Available-for-Sale Securities                                              2,001        1,077         1,707
  Investment in Affiliate                                                    3,526        2,131         2,251
                                                                        -----------  -----------  ------------
        Total Investments                                                    5,527        3,208         3,958
                                                                        -----------  -----------  ------------
Current Assets:
  Cash and Cash Equivalents                                                 17,166       11,135         5,634
  Notes Receivable - Affiliate                                                 200        4,050         2,650
  Accounts Receivable                                                       51,882       36,678        43,130
  Unbilled Revenues                                                          5,353        6,970        22,328
  Provision for Uncollectibles                                              (1,033)      (1,191)       (1,117)
  Natural Gas in Storage, average cost                                      24,649       20,121        27,066
  Materials and Supplies, average cost                                       4,023        3,962         4,085
  Prepaid Taxes                                                              9,569       10,009         4,069
  Prepayments and Other Current Assets                                       3,653        5,054         3,203
                                                                        -----------  -----------  ------------
        Total Current Assets                                               115,462       96,788       111,048
                                                                        -----------  -----------  ------------
Accounts Receivable - Merchandise                                            1,046        1,344         1,108
                                                                        -----------  -----------  ------------
Regulatory and Other Non-Current Assets:
  Environmental Remediation Costs:
    Expended - Net                                                          18,386       24,503        25,702
    Liability for Future Expenditures                                       51,029       52,939        51,029
  Gross Receipts & Franchise Taxes                                           2,919        3,363         3,141
  Income Taxes - Flowthrough Depreciation                                   11,042       12,020        11,531
  Deferred Fuel Costs - Net                                                 13,615            -        13,174
  Deferred Postretirement Benefit Costs                                      4,725        5,207         4,914
  Other                                                                      6,997        8,127         7,974
                                                                        -----------  -----------  ------------
        Total Regulatory and Other Non-Current Assets                      108,713      106,159       117,465
                                                                        -----------  -----------  ------------
              Total Assets                                                $775,080     $727,576      $766,925
                                                                        ===========  ===========  ============

The accompanying footnotes are an integral part of the financial statements.

                                     SJI-5


                                SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                (In Thousands)

                                                                              (Unaudited)
                                                                                June 30,          December 31,
                                                                        ------------------------  ------------
                                                                           2000         1999          1999
                                                                        -----------  -----------  ------------
Capitalization and Liabilities

Common Equity:
  Common Stock                                                             $14,202      $13,719       $13,940
  Premium on Common Stock                                                  126,410      116,375       120,868
  Retained Earnings                                                         61,046       54,523        50,467
                                                                        -----------  -----------  ------------
        Total Common Equity                                                201,658      184,617       185,275
                                                                        -----------  -----------  ------------
Preferred Stock and Securities of Subsidiary:
   Redeemable Cumulative Preferred Stock:
     South Jersey Gas Company, Par Value $100 per share
       Authorized - 43,104, 45,504 and 45,504 shares
       Outstanding Shares:
          Series A, 4.70% -- 300, 1,200 and 1,200 shares                        30          120           120
          Series B, 8.00% -- 17,742, 19,242 and 19,242 shares                1,774        1,924         1,924
   South Jersey Gas Company-Guaranteed Manditorily Redeemable
     Preferred Securities of Subsidiary Trust:
     Par Value $25 per share, 1,400,000 shares
     Authorized and Outstanding                                             35,000       35,000        35,000
                                                                        -----------  -----------  ------------
        Total Preferred Stock and Securities of Subsidiary                  36,804       37,044        37,044
                                                                        -----------  -----------  ------------
Long-Term Debt                                                             172,123      185,704       183,561
                                                                        -----------  -----------  ------------
        Total Capitalization                                               410,585      407,365       405,880
                                                                        -----------  -----------  ------------
Current Liabilities:
  Notes Payable                                                            107,700       82,300       119,950
  Current Maturities of Long-Term Debt                                      11,876        8,876         8,876
  Accounts Payable                                                          46,583       38,049        40,273
  Customer Deposits                                                          5,367        5,373         5,386
  Environmental Remediation Costs                                           13,872       10,173        14,027
  Taxes Accrued                                                              6,262        6,697           563
  Interest Accrued and Other Current Liabilities                            13,458        7,706        14,112
                                                                        -----------  -----------  ------------
        Total Current Liabilities                                          205,118      159,174       203,187
                                                                        -----------  -----------  ------------
Deferred Credits and Other Non-Current Liabilities:
  Deferred Income Taxes - Net                                               93,009       84,660        91,167
  Investment Tax Credits                                                     4,676        5,044         4,849
  Deferred Revenues - Net                                                        -        3,777             -
  Pension and Other Postretirement Benefits                                 12,459       14,171        13,342
  Environmental Remediation Costs                                           41,354       47,263        41,354
  Other                                                                      7,879        6,122         7,146
                                                                        -----------  -----------  ------------
        Total Deferred Credits and Other Non-Current
          Liabilities                                                      159,377      161,037       157,858
                                                                        -----------  -----------  ------------
Commitments and Contingencies

              Total Capitalization and Liabilities                        $775,080     $727,576      $766,925
                                                                        ===========  ===========  ============

The accompanying footnotes are an integral part of the financial statements.

                                     SJI-6


                         SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                         (In Thousands)

                                                                           Six Months Ended
                                                                               June 30,
                                                                      -------------------------
                                                                         2000          1999
                                                                      -----------   -----------
Cash Flows from Operating Activities:

   Net Income Applicable to Common Stock                                 $18,845       $17,778
   Adjustments to Reconcile Net Income to Cash Flows
    Provided by Operating Activities:
     Depreciation and Amortization                                        11,586        10,777
     Provision for Losses on Accounts Receivable                             441           267
     Revenues and Fuel Costs Deferred - Net                                 (441)        9,286
     Deferred and Non-Current Income Taxes and Credits - Net               2,068           194
     Environmental Remediation Costs - Net                                 7,161         2,840
     Changes in:
       Accounts Receivable                                                 7,698        18,082
       Inventories                                                         2,479         7,587
       Prepayments and Other Current Assets                                 (450)       (1,659)
       Prepaid and Accrued Taxes - Net                                       199         9,007
       Accounts Payable and Other Accrued Liabilities                      5,637       (20,418)
     Other - Net                                                             780         3,725
                                                                      -----------   -----------
          Net Cash Provided by Operating Activities                       56,003        57,466
                                                                      -----------   -----------
Cash Flows from Investing Activities:

   Investment in Affiliate                                                (1,276)         (692)
   Repayment of Loan to Affiliate                                          2,450           300
   Purchase of Available-For-Sale Securities                                (293)         (145)
   Capital Expenditures, Cost of Removal and Salvage                     (21,936)      (25,561)
                                                                      -----------   -----------
          Net Cash Used in Investing Activities                          (21,055)      (26,098)
                                                                      -----------   -----------
Cash Flows from Financing Activities:

   Net Repayments of Lines of Credit                                     (12,250)      (14,700)
   Principal Repayments of Long-Term Debt                                 (8,438)       (9,006)
   Dividends on Common Stock                                              (8,266)       (7,762)
   Proceeds from Sale of Common Stock                                      5,778         5,334
   Repurchase of Preferred Stock                                            (240)          (90)
                                                                      -----------   -----------
          Net Cash Used in Financing Activities                          (23,416)      (26,224)
                                                                      -----------   -----------
Net Increase in Cash and Cash Equivalents                                 11,532         5,144
Cash and Cash Equivalents at Beginning of Period                           5,634         5,991
                                                                      -----------   -----------
Cash and Cash Equivalents at End of Period                               $17,166       $11,135
                                                                      ===========   ===========

The accompanying footnotes are an integral part of the financial statements.

                                     SJI-7



        Notes to Condensed Consolidated Financial Statements (Unaudited)


Note 1.  Summary of Significant Accounting Policies:

     Consolidation - The consolidated financial statements include the accounts of South Jersey Industries, Inc. (SJI) and its subsidiaries. All significant intercompany accounts and transactions were eliminated. We reclassified some previously reported amounts to conform with current year classifications. In our opinion, the condensed consolidated financial statements reflect all adjustments needed to fairly present SJI's financial position and operating results at the dates and for the periods presented. Our businesses are subject to seasonal fluctuations and, accordingly, this interim financial information should not be the basis for estimating the full year's operating results.

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

     New Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for our fiscal year ending December 31, 2001. This statement establishes accounting and reporting standards for derivative instruments, including those embedded in other contracts, and for hedging activities. It requires recognizing derivatives as assets or liabilities at fair value on the balance sheet. We are currently evaluating the effects of FASB No. 133 on our financial condition and results of operations, which will vary based on our use of derivative instruments at the time of adoption.

                                     SJI-8

Note 2.  Discontinued Operations and Affiliations:

     Discontinued Operations - Summarized operating results of the discontinued operations were (in thousands):

                                        Three Months Ended   Six Months Ended
                                             June 30,            June 30,
                                          2000      1999      2000      1999
                                        --------  --------  --------  --------
     (Loss)Income before Income Taxes:
       Sand Mining                      $  (31)   $  (58)   $  (63)   $ (141)
       Construction                          3       (11)        2       (23)
       Fuel Oil                            (28)      (27)      (48)      (38)
       Wholesale Electric                 (153)        -      (248)        -
       Income Tax Credits                   82        37       140        79
                                        ------    ------    ------    ------
     Loss from Discontinued
        Operations - Net                $ (127)   $  (59)   $ (217)   $ (123)
                                        ======    ======    ======    ======
     Earnings per Common Share
      from Discontinued Operations      $(0.01)   $(0.01)   $(0.02)   $(0.01)
                                        ======    ======    ======    ======


     Affiliations - SJI, through its wholly-owned subsidiary, SJEnerTrade (EnerTrade), and UPR Energy Marketing, Inc., jointly own South Jersey Resources Group, LLC (SJRG). SJRG provides natural gas storage, peaking services and transportation capacity for wholesale customers in New Jersey and surrounding states.

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

                                     SJI-9

Note 3.  Common Stock:

     SJI has 20,000,000 shares of authorized Common Stock. The following shares were issued and outstanding:

                                              2000            1999
                                           ----------      ----------

     Beginning Balance, January 1          11,152,175      10,778,990
     New Issues During Year:
       Dividend Reinvestment Plan             199,908         192,675
       Employees' Stock Ownership Plan          3,721           3,175
       Stock Option, Stock Appreciation
        Rights, and Restricted Stock
        Award Plan                              5,545              31
       Directors' Restricted Stock Plan           180               -
                                           ----------      ----------
     Ending Balance, June 30               11,361,529      10,974,871
                                           ==========      ==========


     The par value ($1.25 per share) of stock issued in 2000 and 1999 was credited to Common Stock. Net excess over par value of approximately $5.5 million, and $5.2 million, respectively, was credited to Premium on Common Stock for the six months ended June 30, 2000 and 1999, respectively.

     Dividend Reinvestment Plan (DRP) and Employees' Stock Ownership Plan
(ESOP) - Effective June 1999, newly issued shares of common stock offered through the DRP are issued directly by SJI. Prior to this date, these shares were purchased in the open market. All shares offered through the ESOP continue to be issued directly by SJI. As of June 30, 2000, SJI reserved 492,748 and 25,436 shares of authorized, but unissued, common stock for future issuance to the DRP and ESOP, respectively.

     Stock Option, Stock Appreciation Rights, and Restricted Stock Award Plan - Under this plan, up to an aggregate of 306,000 shares of common stock may be issued to SJI's officers and other key employees. No options or stock appreciation rights may be granted under the Plan after January 23, 2007. At June 30, 2000 and 1999, SJI had 4,500 options outstanding, all exercisable at $24.69 per share. During the six months ended June 30, 1999, 500 options were surrendered for the issuance of 31 shares of common stock. No options and no stock appreciation rights were granted or issued in 2000 and 1999. In 1999, the Plan was amended to include restricted stock awards. In January 2000, a total of 35,070 shares of common stock were granted under the provisions of the restricted stock award plan at a market value of $28.4375 per share. An aggregate of 29,525 shares vest over 3 years beginning January 2000. The stock's market value on the grant date is recorded as compensation over the vesting period. There were no vesting restrictions placed on the remaining 5,545 shares which were issued in March 2000. Stock options outstanding and unvested restricted stock awards at June 30, 2000 and 1999 had no effect on EPS.

                                     SJI-10

Note 4.  Income Taxes:

     The significant components of federal and state income taxes reflected in the condensed statements of consolidated income are as follows (in thousands):

                                  Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                    2000        1999        2000       1999
                                  --------    --------    --------   --------
     Current:
       Federal                    $  (789)    $    (9)    $ 8,695    $ 9,384
       State                           (2)        381       3,111      3,592
                                  -------     -------     -------    -------
           Total Current             (791)        372      11,806     12,976

     Deferred:
       Federal                        984         326       1,968        652
       State                          136        (131)        273       (262)
                                  -------     -------     -------    -------
           Total Deferred           1,120         195       2,241        390
                                  -------     -------     -------    -------

     Investment Tax Credit            (81)        (97)       (173)      (195)
                                  -------     -------     -------    -------

     Income Taxes -
       Continuing Operations          248         470      13,874     13,171
     Income Taxes -
       Discontinued Operations        (82)        (37)       (140)       (79)
                                  -------     -------     -------    -------

           Net Income Taxes       $   166     $   433     $13,734    $13,092
                                  =======     =======     =======    =======


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

                                     SJI-11

     In August 1998, SJG filed with the BPU to recover increased remediation costs expended from August 1995 through July 1998. In September 1999, the BPU approved the requested annual recovery level of $6.5 million. This represents an annual increase of approximately $4.5 million over the recovery previously included in rates. In July 1999, SJG filed its annual Remediation Adjustment Clause (RAC) with the BPU requesting recovery of carrying costs on unrecovered remediation costs and proposed no change in the current RAC rate for the next 3 years. In January 2000, the BPU approved the recovery of carrying costs on unrecovered remediation costs and SJG's proposal to keep its current RAC rate in effect through October, 2002.

     In September 1998, SJG filed its annual LGAC, TAC and Demand Side Management Clause (DSMC) with the BPU. The LGAC and DSMC cover the period November 1 through October 31 of each year. The TAC period runs from October 1 through May 31. In May 1999, the BPU approved a $7.1 million increase in rates as part of this filing, which included the results of the previous two annual filings. In April 2000, SJG made its 1999-2000 TAC and LGAC filings and anticipates making its 2000-2001 TAC, LGAC, RAC and DSMC filings during the summer of 2000.

     In February 1999, the Electric Discount and Energy Competition Act became law. This law established "unbundling," where redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. SJG filed its unbundling proposal in April 1999 and received final BPU approval in January 2000.

     Effective January 10, 2000, the BPU approved full unbundling of SJG's system. This allows all natural gas consumers to select their natural gas supplier. As of June 30, 2000, 52,056 of SJG's residential customers had elected to purchase their gas commodity from someone other than SJG. The bills of those using a gas supplier other than SJG are reduced for cost of gas charges and applicable taxes. The resulting decrease in revenues is offset by a corresponding decrease in gas costs and taxes under SJG's BPU-approved fuel clause. SJI's net income, financial condition and margins are not affected as a result of the unbundling.

     In addition to allowing all customers to select their own supplier, the unbundling settlement also created an incentive to customers to select a supplier, other than SJG, in the form of a Market Development Credit (MDC). This credit will be provided to customers over the next two years and will approximate $2.5 million plus carrying costs through December 2001. The majority of this credit was provided for on SJG's books as a Deferred Credit. Therefore, the impact of the MDC will not materially impact future periods.

     Also included in the proposal was the approved recovery of carrying costs on the RAC, as previously discussed, and a modification to SJG's LGAC. Under-recovered gas costs of $11.9 million as of October 31, 1999, and carrying costs thereon, will be recovered over 3 years. The LGAC for the period starting November 1999, will continue to operate as it has in the past.

                                     SJI-12

     In June 1999, SJG made an appliance service filing with the BPU to modify SJG's existing service sentry plans, implement three new service sentry plans and to implement flat rate pricing for its appliance service business. On April 27, 2000, the BPU approved SJG's filing.

     Effective June 9, 2000, SJG implemented price increases for its appliance service business. The new rates are competitive with those of other service providers in New Jersey.

Note 6.  Segments of Business:

     Information about SJI's operations in different industry segments is presented below (in thousands):

                                     Three Months Ended      Six Months Ended
                                           June 30,              June 30,
                                       2000       1999       2000       1999
                                     --------   --------   --------   --------
     Operating Revenues:
       Gas Utility Operations        $ 76,661   $ 66,650   $223,663   $201,732
       Other Industries                16,538     11,123     38,300     23,483
                                     --------   --------   --------   --------
           Subtotal                    93,199     77,773    261,963    225,215

       Intersegment Sales              (3,891)    (1,076)    (5,217)    (1,786)
                                     --------   --------   --------   --------

           Total Operating Revenues  $ 89,308   $ 76,697   $256,746   $223,429
                                     ========   ========   ========   ========

     Operating Income:
       Gas Utility Operations        $  4,627   $  5,345   $ 40,627   $ 41,873
       Other Industries                 1,147        919      3,585      1,348
                                     --------   --------   --------   --------
           Subtotal                     5,774      6,264     44,212     43,221

       Income Taxes                      (248)      (470)   (13,874)   (13,171)
       General Corporate                  121       (114)       210       (640)
                                     --------   --------   --------   --------

           Total Operating Income    $  5,647   $  5,680   $ 30,548   $ 29,410
                                     ========   ========   ========   ========

     Depreciation and Amortization:
       Gas Utility Operations        $  5,686   $  5,739   $ 11,515   $ 10,740
       Other Industries                    35         11         61         21
       Discontinued Operations              5          8         10         16
                                     --------   --------   --------   --------

           Total                     $  5,726   $  5,758   $ 11,586   $ 10,777
                                     ========   ========   ========   ========

                                     SJI-13


                                     Three Months Ended      Six Months Ended
                                           June 30,              June 30,
                                       2000       1999       2000       1999
                                     --------   --------   --------   --------
     Property Additions:
       Gas Utility Operations        $ 11,441   $ 12,222   $ 21,211   $ 25,034
       Other Industries                    69         44        309         48
                                     --------   --------   --------   --------

           Total                     $ 11,510   $ 12,266   $ 21,520   $ 25,082
                                     ========   ========   ========   ========

     Identifiable Assets:
       Gas Utility Operations                              $756,534   $709,020
       Other Industries                                      12,325     14,668
       Discontinued Operations                                2,325      2,537
                                                           --------   --------
           Subtotal                                         771,184    726,225

       Corporate Assets                                      15,241     21,976
       Intersegment Assets                                  (11,345)   (20,625)
                                                           --------   --------

           Total Assets                                    $775,080   $727,576
                                                           ========   ========


     Gas Utility Operations consist primarily of natural gas distribution to residential, commercial and industrial customers. Other Industries include the natural gas and electric acquisition and transportation service companies.

     SJI's interest expense relates primarily to SJG's borrowing and financing activities. These amounts are included in our condensed consolidated statements of income and not shown above.

Note 7.  Retained Earnings:

     Restrictions exist under various loan agreements regarding the amount of cash dividends or other distributions that SJG may pay on its common stock. SJI's total equity in its subsidiaries' retained earnings, which is free of these restrictions, was approximately $59.2 million as of June 30, 2000.

Note 8.  Commitments and Contingencies:

     Construction and Environmental - SJI's estimated net cost of construction and environmental remediation programs for 2000 totals $51.6 million. Commitments were made regarding some of these programs.

                                     SJI-14

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

     Environmental Remediation Costs - SJI incurred and recorded costs for environmental cleanup of sites where SJG or its predecessors operated gas manufacturing plants. SJG stopped manufacturing gas in the 1950s. SJI and some of its nonutility subsidiaries also recorded costs for environmental cleanup of sites where equipment maintenance, fueling and storage occurred and a fuel oil business was operated.

     Since the early 1980s, SJI recorded environmental remediation costs of $117.3 million, of which $62.1 million was spent as of June 30, 2000. With the assistance of an outside consulting firm, we estimate that future costs to clean up SJG's sites will range from $51.0 million to $161.3 million. We recorded the lower end of this range as a liability. It is reflected on the 2000 condensed consolidated balance sheet under the captions Current Liabilities and Deferred Credits and Other Non-Current Liabilities. SJG did not adjust the accrued liability for future insurance recoveries, which we have been successful in pursuing. We used these proceeds to offset related legal fees and to reduce the balance of deferred environmental remediation costs. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements.

     The major portion of recorded environmental costs relate to the cleanup of SJG's former gas manufacturing sites. SJG recorded $110.6 million for the remediation of these sites and spent $59.6 million through June 30, 2000.

     SJG has two regulatory assets associated with environmental cost. The first asset is titled Environmental Remediation Cost: Expended - Net. These expenditures represent what was actually spent to clean up former gas manufacturing plant sites. These costs meet the requirements of FASB No. 71, "Accounting for the Effects of Certain Types of Regulation." The BPU allows SJG to recover such expenditures through July 1998 and petitions to recover costs through July 1999 are pending.

     The other asset titled Environmental Remediation Cost: Liability for Future Expenditures relates to estimated future expenditures determined under the guidance of FASB No. 5, "Accounting for Contingencies." This amount, which relates to former manufactured gas plant sites, was recorded as a deferred debit with the corresponding amount reflected on the condensed consolidated

                                     SJI-15

balance sheet under the captions Current Liabilities and Deferred Credits and Other Non-Current Liabilities. The deferred debit is a regulatory asset under FASB No. 71. The BPU's intent, evidenced by current practice, is to allow SJG to recover the deferred costs after they are spent.

     SJG files with the BPU to recover these costs in rates through its RAC. The BPU has consistently allowed the full recovery over 7-year periods, and SJG believes this will continue. As of June 30, 2000, SJG's unamortized remediation costs of $18.4 million are reflected on the condensed consolidated balance sheets under the caption, Regulatory and Other Non-Current Assets. Since implementing the RAC in 1992, SJG recovered $23.5 million through rates as of June 30, 2000.

     With the sale of The Morie Company, Energy & Minerals, Inc. (EMI) has assumed responsibility for environmental liabilities estimated between $2.8 million and $9.0 million. The information available on these sites is sufficient only to establish a range of probable liability, and no point within the range is more likely than any other. Therefore, EMI continues to accrue the lower end of the range. Changes in the accrual are included in the condensed consolidated statements of income under the caption Loss from Discontinued Operations - Net.

     SJI and South Jersey Fuel Company (SJF) estimated their potential exposure for the future remediation of four sites where fuel oil operations existed years ago. Estimates for SJI's site range between $0.1 million and $0.2 million, while SJF's estimated liability ranges from $1.2 million to $4.5 million for its three sites. Amounts sufficient to cover the lower ends of these ranges were recorded and are reflected on the 2000 condensed consolidated balance sheets under Current Liabilities and Deferred Credits and Other Non-Current Liabilities as of June 30, 2000.

                                     SJI-16


          Item 2.  Management's Discussion and Analysis of Results of
                       Operations and Financial Condition


Overview

     South Jersey Industries, Inc. (SJI) has two operating subsidiaries,
South Jersey Gas Company (SJG) and South Jersey Energy Company (SJE). SJG is a regulated natural gas distribution company serving 277,527 customers at June 30, 2000, compared with 270,433 customers at June 30, 1999. SJG also makes off-system sales of natural gas on a wholesale basis to various customers on the interstate pipeline system. In addition, SJG transports natural gas purchased directly from producers or suppliers for our own sales and for some of our customers. SJE provides services for the acquisition and transportation of natural gas for retail end users and markets total energy management services. SJE also markets an air quality monitoring system that provides around-the-clock, real-time monitoring for hazardous airborne substances around a site or facility. SJE began marketing retail electricity in New Jersey in November 1999 through South Jersey Energy Solutions, a limited liability company equally owned with Energy East Solutions, Inc. SJE has one subsidiary, SJEnerTrade (EnerTrade). EnerTrade, formed in October 1997, provides services for the sale of natural gas to energy marketers, electric and gas utilities, and other wholesale users in mid-Atlantic and southern states. These activities are conducted by EnerTrade and South Jersey Resources Group, LLC
(SJRG), a joint venture with UPR Energy Marketing, Inc. SJI also invested in a joint venture with Conectiv Solutions, LLC, forming Millennium Account Services, LLC (Millennium). Millennium provides meter reading services to SJG and Conectiv Power Delivery in southern New Jersey.

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

     A number of factors could cause our actual results to differ materially from those anticipated, including, but not limited to the following: general economic conditions on an international, federal, state and local level; weather conditions in our marketing areas; regulatory and court decisions; competition in our regulated and deregulated activities; the availability and cost of capital; our ability to maintain existing and/or establish successful new alliances and joint ventures to take advantage of marketing opportunities; costs and effects of legal proceedings and environmental liabilities; and changes in business strategies.

                                     SJI-17

Customer Choice Legislation

     Effective January 1, 2000, all residential natural gas customers in New Jersey are able to choose their gas supplier under the terms of the Electric Discount and Energy Competition Act of February 1999. Commercial and industrial customers have had the ability to choose gas suppliers since 1987. SJG's residential customers have been able to choose a gas supplier since April of 1997 under a pilot program. As of June 30, 2000, 52,056 SJG residential customers participated in the program. Customers' bills are reduced for cost of gas charges and applicable taxes. The resulting decrease in SJG's revenues is offset by a corresponding decrease in gas costs and taxes. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income, financial condition or margins.

Energy Adjustment Clauses

     SJG's BPU approved Temperature Adjustment Clause (TAC) had the following impacts on 2000 and 1999 second quarter and six month net earnings:

                                                   2000       1999
                                                  ------     ------
     TAC Adjustment Increase to Net Income
      ($ in thousands)

           Quarter Ended 6/30                        $59       $(44)
           Six Months Ended 6/30                  $1,349     $1,232


     While the revenue and income impacts of TAC adjustments are recorded as incurred, cash inflows or outflows directly attributable to TAC adjustments generally do not begin until the next TAC year. Each TAC year begins October 1.


Results of Operations - Three and Six Months Ended June 30, 2000
Compared to Three and Six Months Ended June 30, 1999

Operating Revenues - Utility

     Revenues increased $7.3 million and $18.7 million in the second quarter and first six months of 2000 compared with the prior year periods. The primary reasons for the increases were increased off-system sales, 7,094 additional customers and increased rates resulting from an increase in the Levelized Gas Adjustment Clause (LGAC) to recover increased gas costs at SJG. These factors more than offset revenue reductions due to the continued migration of firm gas sales to firm transportation. Note, however, that SJG's tariffs are structured so that profits are derived from the transportation of gas, not the sale of the commodity. Consequently, the switch to firm transportation reduced revenues but did not impact profitability.

                                     SJI-18

     Weather in the second quarter of 2000 was 4.6% colder than the prior year period. Weather for the six month period was unchanged. Weather was also 4.6% colder and 5.0% warmer for the second quarter and the first six months, respectively, than the 20-year average. As a result of the TAC, revenues for 2000 will be closely tied to the 20-year normal temperatures and not actual weather conditions.

     The following is a comparison of operating revenue and throughput for the three and six month periods ended June 30, 2000 vs. the same periods ended June 30, 1999.

                                          Three Months Ended  Six Months Ended
                                               June 30,           June 30,
                                            2000     1999      2000     1999
                                           -------  -------   -------  -------
   Operating Revenues (Thousands):
     Firm
       Residential                         $22,224  $25,025   $92,897  $97,561
       Commercial                            5,212    5,016    21,492   21,201
       Industrial                            1,017      913     3,017    2,724
       Cogeneration & Electric Generation    4,977    2,136     6,199    2,803
       Firm Transportation                   7,862    6,131    21,874   16,962
                                           -------  -------  -------- --------
         Total Firm Operating Revenues      41,292   39,221   145,479  141,251

     Interruptible                             333      653       832      993
     Interruptible Transportation              361      362       845      895
     Off-System                             33,049   24,557    72,275   55,043
     Capacity Release & Storage                567      856     2,428    1,730
     Other                                   1,059    1,001     1,804    1,820
     Intercompany Sales                     (3,462)    (753)   (4,346)  (1,141)
                                           -------  -------  -------- --------
         Total Operating Revenues          $73,199  $65,897  $219,317 $200,591
                                           =======  =======  ======== ========

   Throughput (MMcf):
     Firm
       Residential                           2,302    2,696    10,783   11,579
       Commercial                              634      621     2,800    2,837
       Industrial                               50       37       156      159
       Cogeneration & Electric Generation    1,113      679     1,251      750
       Firm Transportation                   6,349    5,875    14,814   12,664
                                           -------  -------   -------  -------
         Total Firm Throughput              10,448    9,908    29,804   27,989

     Interruptible                              56      137       105      244
     Interruptible Transportation              737      831     1,577    1,934
     Off-System                              9,357   10,461    21,427   24,775
     Capacity Release & Storage              9,395    8,038    19,934   11,359
                                           -------  -------   -------  -------
         Total Throughput                   29,993   29,375    72,847   66,301
                                           =======  =======   =======  =======


                                     SJI-19

Operating Revenues - Nonutility

     Nonutility operating revenues increased by $5.3 million and $14.6 million for the second quarter and first six months of 2000 due to increased levels of retail gas sales to residential customers and casinos in Atlantic City and sales of our air monitoring products and services.

Cost of Gas Sold - Utility

     Cost of gas sold - utility increased $7.0 million and $16.7 million for the second quarter and first six months of 2000 compared with the same periods in 1999 due principally to increased gas costs on off-system sales. SJG's gas cost during the first six months of 2000 averaged $3.23/dt compared with $2.33/dt in 1999. Unlike gas costs associated with off-system sales, changes in the cost of gas sold to utility ratepayers do not directly affect Cost of Gas Sold - Utility. Fluctuations in gas costs to ratepayers not reflected in current rates are deferred and addressed in future periods under a BPU approved Levelized Gas Adjustment Clause (LGAC). Under the LGAC, fluctuations in gas costs not covered currently are reflected in future customer rates. Gas supply sources include contract and open-market purchases. SJG secures and maintains its own gas supplies to serve its customers.

Cost of Sales - Nonutility

     Cost of sales - nonutility increased $4.7 million and $11.7 million for the second quarter and first six months of 2000 due to increased costs attributable to higher sales of retail gas and air monitoring products and services.

Operations

     A summary of net changes in Operations (in thousands):

                                       Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                          2000 vs. 1999        2000 vs. 1999
                                       ------------------   ------------------
     Utility:
       Other Production Expense                    $4                   $5
       Transmission                                29                   19
       Distribution                                 9                  169
       Appliance Service - Net                    306                  285
       Customer Accounts and Services             166                  451
       Sales                                      (25)                  (5)
       Administration and General                (540)                (609)
       Other                                      (53)                 (75)
     Nonutility                                   382                  208
                                             --------             --------
           Total Operations                      $278                 $448
                                             ========             ========


                                     SJI-20

     Appliance Service - Net increased due to service activity on new warranty plans sold in the second quarter of 2000. Customer Accounts and Services costs increased in the second quarter of 2000 due to increased meter reading expenses resulting from increasing meter reading frequency to monthly from bimonthly. Costs for the six month period were additionally impacted by temporarily increased staffing levels necessary to handle high call volumes related to the deregulation process in New Jersey and higher bad debt expense. Administrative and General costs decreased from 1999 levels principally due to lower employee welfare and pension costs.

Other Operating Expenses

     A summary of principal changes in other consolidated operating expenses (in thousands):

                                       Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                          2000 vs. 1999        2000 vs. 1999
                                       ------------------   ------------------

     Maintenance                                 $412               $1,901
     Depreciation                                 323                  647
     Income Taxes                                (222)                 703
     Other Taxes                                  206                   92


     Maintenance was higher due to higher levels of Remediation Adjustment Clause (RAC) amortization. This additional amortization expense is recovered during the current period through rates (See Note 8 to the Condensed Consolidated Financial Statements). Depreciation was higher due to increased investment in property, plant and equipment by SJG. Income Tax changes reflect the impact of changes in pre-tax income.

Interest Charges

     Interest charges were slightly lower in the first half of 2000 compared with the prior year period. Increased debt outstanding and higher interest rates in 2000 were offset by recoveries of carrying costs associated with the unrecovered RAC and purchased gas costs. The debt was incurred primarily to support the expansion and upgrade of SJG's gas transmission and distribution system.

Discontinued Operations

     Loss from discontinued operations increased for the three and six month periods almost entirely due to legal expenses incurred in relation to a complaint in bankruptcy court against SJE filed by Goldin Associates LLC, for the Power Company of America Liquidating Trust (PCA). PCA was a wholesale electricity trading company with whom SJE did business. PCA filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code.

                                     SJI-21

Net Income Applicable to Common Stock

     Net income (in thousands) and earnings per common share reflect the following changes:

                                       Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                          2000 vs. 1999        2000 vs. 1999
                                       ------------------   ------------------

Income from Continuing Operations                 ($7)              $1,161
Loss from Discontinued Operations - Net           (68)                 (94)
                                               ------               ------
      Net Income Increase                        ($75)              $1,067
                                               ======               ======
Earnings per Common Share:
  Continuing Operations                         $0.00                $0.02
  Discontinued Operations - Net                  0.00                (0.01)
                                               ------               ------
      Earnings per Share Increase               $0.00                $0.01
                                               ======               ======


     The details affecting the changes in net income and earnings per share are discussed under the appropriate captions above.

Liquidity

     The seasonal nature of gas operations; the timing of construction and remediation expenditures and related permanent financing; as well as mandated tax and sinking fund payment dates require large, short-term cash requirements. These requirements are generally met by cash from operations and short-term lines of credit. We maintain short-term lines of credit with a number of banks, totaling $155.0 million, of which $47.3 million was available at June 30, 2000. The credit lines are uncommitted and unsecured with interest rates typically available based upon the Federal Funds Rates or London Interbank Offered Rates (LIBOR).


                                     SJI-22

     The changes in cash flows from operating activities (in thousands):

                                                     Six Months Ended
                                                         June 30,
                                                       2000 vs. 1999
                                                       -------------
     Increases/(Decreases):
     Net Income Applicable to Common Stock                  $1,067
     Depreciation and Amortization                             809
     Provision for Losses on Accounts Receivable               174
     Revenues and Fuel Costs Deferred - Net                 (9,727)
     Deferred and Non-Current Income Taxes and
      Credits - Net                                          1,874
     Environmental Remediation Costs - Net                   4,321
     Accounts Receivable                                   (10,384)
     Inventories                                            (5,108)
     Prepayments and Other Current Assets                    1,209
     Prepaid and Accrued Taxes - Net                        (8,808)
     Accounts Payable and Other Accrued Liabilities         26,055
     Other - Net                                            (2,945)
                                                           -------
           Net Cash Provided by Operating Activities       ($1,463)
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

Capital Resources

     SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental remediation costs. Net construction and remediation expenditures for the first six months of 2000 amounted to $14.8 million. The costs for 2000, 2001 and 2002 are estimated at approximately $51.6 million, $46.7 million and $53.1 million, respectively. We expect to fund these expenditures from several sources, which may include cash generated by operations, temporary use of short-term debt, sale of medium-term notes, capital leases, RAC recoveries, insurance recoveries and the issuance of equity.

     SJI raised $2.6 million of equity capital via the issuance of 98,867 shares under our Dividend Reinvestment Plan (DRP) in July 2000.

     In July 2000, SJG issued a total of $35 million of senior secured debt under its Medium Term Note program (MTN). Notes totaling $15 million were issued at 7.70%, maturing in 2015; notes totaling $10 million were issued at 7.97%, maturing in 2018; and notes totaling $10 million were issued at 7.90%, maturing in 2030. The net proceeds of these note issuances were used to retire short-term debt.

                                     SJI-24


                           PART II -- OTHER INFORMATION

Item l.  Legal Proceedings

     Information required by this Item is incorporated by reference to Part I,
Item 1, Note 8, beginning on page 14.


Item 2.  Submission of Matters to a Vote of Security Holders

        (a)  Our annual meeting of shareholders was held on April 19, 2000.

        (c) Class II directors (with a term expiring in 2003) were elected by a vote of:

                                                  For          Withheld

                Shirli M. Billings             10,001,286      156,901
                Sheila Hartnett-Devlin         10,000,469      157,718
                Clarence D. McCormick           9,971,775      186,412


     Class I directors (with a term expiring in 2002) continuing in office are: Charles Biscieglia, Richard L. Dunham, W. Cary Edwards.

     Class III directors (with a term expiring in 2001) continuing in office are: Thomas L. Glenn, Jr., Herman D. James, Ph.D. and Frederick R. Raring.

     The appointment of Deloitte & Touche LLP as our independent accountants for the year ending December 2000 was approved by a vote of 10,101,041 for the appointment and 65,540 against, with 82,606 abstentions.


Item 3.  Quantitative and Qualitative Disclosures About Market Risks of the
         Company

     We have interest rate risk exposure related to short-term debt. Additionally, our subsidiary, SJE, has commodity price risk exposure related to gas marketing activities. For information regarding our exposure related to these risks, see Item 7A in our Form 10-K for the year ended December 31, 1999. Our risk associated with interest rates and commodity prices has not materially changed from December 31, 1999.


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

                         SOUTH JERSEY INDUSTRIES, INC.
                                  (Registrant)



        Dated:  August 14, 2000       By:  /s/ David A. Kindlick
                                           David A. Kindlick
                                           Vice President, Financial Operations





        Dated:  August 14, 2000       By:  /s/ William J. Smethurst, Jr.
                                           William J. Smethurst, Jr.
                                           Treasurer



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