Form 10-Q
period 2000-09-30
SOUTH JERSEY INDUSTRIES INC
filed 2000-11-06
CIK 91928

Page 1 of 27

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 2000        Commission File Number 1-6364


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

                             Yes  [X]      No  [  ]


As of October 24, 2000, there were 11,496,344 shares of the registrant's common stock outstanding.


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

                                                      Three Months Ended
                                                         September 30,
                                                    ----------------------
                                                       2000        1999
                                                    ----------  ----------
Operating Revenues:
  Utility                                             $58,885     $49,287
  Nonutility                                           16,877       9,878
                                                    ----------  ----------
      Total Operating Revenues                         75,762      59,165
                                                    ----------  ----------
Operating Expenses:
  Cost of Gas Sold - Utility                           41,404      32,421
  Cost of Sales - Nonutility                           15,925       9,361
  Operations                                           10,711      10,528
  Maintenance                                           1,355       1,289
  Depreciation                                          5,074       4,781
  Income Taxes                                         (2,560)     (2,544)
  Other Taxes                                           1,700       1,531
                                                    ----------  ----------
      Total Operating Expenses                         73,609      57,367
                                                    ----------  ----------
Operating Income                                        2,153       1,798
                                                    ----------  ----------
Interest Charges:
  Long-Term Debt                                        4,268       3,802
  Short-Term Debt and Other                             1,127       1,381
                                                    ----------  ----------
      Total Interest Charges                            5,395       5,183
                                                    ----------  ----------
Preferred Dividend Requirements of Subsidiary             766         769
                                                    ----------  ----------
Loss from Continuing Operations                        (4,008)     (4,154)

Loss from Discontinued Operations - Net                  (110)        (37)
                                                    ----------  ----------
Net Loss Applicable to Common Stock                   ($4,118)    ($4,191)
                                                    ==========  ==========
Average Shares of Common Stock Outstanding             11,462      10,975
                                                    ==========  ==========
Earnings Per Common Share:
  Continuing Operations                                ($0.35)     ($0.38)
  Discontinued Operations - Net                         (0.01)       0.00
                                                    ----------  ----------
     Earnings Per Common Share                         ($0.36)     ($0.38)
                                                    ==========  ==========
Dividends Declared Per Common Share                    $0.365      $0.360
                                                    ==========  ==========

The accompanying footnotes are an integral part of the financial statements.

                                     SJI-3


               SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (In Thousands, Except for Per Share Data)

                                                      Nine Months Ended
                                                        September 30,
                                                    ----------------------
                                                       2000        1999
                                                    ----------  ----------
Operating Revenues:
  Utility                                            $278,202    $249,878
  Nonutility                                           54,306      32,716
                                                    ----------  ----------
      Total Operating Revenues                        332,508     282,594
                                                    ----------  ----------
Operating Expenses:
  Cost of Gas Sold - Utility                          178,816     153,146
  Cost of Sales - Nonutility                           48,478      30,213
  Operations                                           32,139      31,508
  Maintenance                                           5,857       3,890
  Depreciation                                         15,042      14,102
  Income Taxes                                         11,314      10,627
  Other Taxes                                           8,161       7,900
                                                    ----------  ----------
      Total Operating Expenses                        299,807     251,386
                                                    ----------  ----------
Operating Income                                       32,701      31,208
                                                    ----------  ----------
Interest Charges:
  Long-Term Debt                                       11,787      11,826
  Short-Term Debt and Other                             3,553       3,322
                                                    ----------  ----------
      Total Interest Charges                           15,340      15,148
                                                    ----------  ----------
Preferred Dividend Requirements of Subsidiary           2,307       2,313
                                                    ----------  ----------
Income from Continuing Operations                      15,054      13,747

Loss from Discontinued Operations - Net                  (327)       (160)
                                                    ----------  ----------
Net Income Applicable to Common Stock                 $14,727     $13,587
                                                    ==========  ==========
Average Shares of Common Stock Outstanding             11,369      10,846
                                                    ==========  ==========
Earnings Per Common Share:
  Continuing Operations                                 $1.32       $1.27
  Discontinued Operations - Net                         (0.03)      (0.02)
                                                    ----------  ----------
     Earnings Per Common Share                          $1.29       $1.25
                                                    ==========  ==========
Dividends Declared Per Common Share                    $1.095      $1.080
                                                    ==========  ==========

The accompanying footnotes are an integral part of the financial statements.

                                     SJI-4

                              SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (In Thousands)

                                                                          (Unaudited)
                                                                         September 30,        December 31,
                                                                    ------------------------  ------------
                                                                       2000         1999          1999
                                                                    -----------  -----------  ------------
Assets

Property, Plant and Equipment:
  Utility Plant, at original cost                                     $752,218     $713,117      $723,114
    Accumulated Depreciation                                          (203,969)    (188,898)     (192,240)
  Nonutility Property and Equipment, at cost                             3,203        3,118         3,423
    Accumulated Depreciation                                              (965)        (906)         (951)
                                                                    -----------  -----------  ------------
        Property, Plant and Equipment - Net                            550,487      526,431       533,346
                                                                    -----------  -----------  ------------
Investments:
  Available-for-Sale Securities                                          2,341        1,392         1,707
  Investment in Affiliate                                                4,451        2,087         2,251
                                                                    -----------  -----------  ------------
        Total Investments                                                6,792        3,479         3,958
                                                                    -----------  -----------  ------------
Current Assets:
  Cash and Cash Equivalents                                              7,668        3,060         5,634
  Notes Receivable - Affiliate                                             205        4,550         2,650
  Accounts Receivable                                                   38,211       24,975        43,130
  Unbilled Revenues                                                      7,733        5,112        22,328
  Provision for Uncollectibles                                          (1,033)      (1,187)       (1,117)
  Natural Gas in Storage, average cost                                  55,777       30,662        27,066
  Materials and Supplies, average cost                                   3,807        4,006         4,085
  Prepaid Taxes                                                          8,665        8,845         4,069
  Prepayments and Other Current Assets                                   3,453        4,272         3,203
                                                                    -----------  -----------  ------------
        Total Current Assets                                           124,486       84,295       111,048
                                                                    -----------  -----------  ------------
Accounts Receivable - Merchandise                                          869        1,133         1,108
                                                                    -----------  -----------  ------------
Regulatory and Other Non-Current Assets:
  Environmental Remediation Costs:
    Expended - Net                                                      14,527       25,818        25,702
    Liability for Future Expenditures                                   51,029       52,939        51,029
  Gross Receipts & Franchise Taxes                                       2,809        3,252         3,141
  Income Taxes - Flowthrough Depreciation                               10,797       11,775        11,531
  Deferred Fuel Costs - Net                                             23,811        7,953        13,174
  Deferred Postretirement Benefit Costs                                  4,630        5,050         4,914
  Other                                                                  8,474        8,019         7,974
                                                                    -----------  -----------  ------------
        Total Regulatory and Other Non-Current Assets                  116,077      114,806       117,465
                                                                    -----------  -----------  ------------
              Total Assets                                            $798,711     $730,144      $766,925
                                                                    ===========  ===========  ============

The accompanying footnotes are an integral part of the financial statements.

                                     SJI-5

                              SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (In Thousands)

                                                                          (Unaudited)
                                                                         September 30,        December 31,
                                                                    ------------------------  ------------
                                                                       2000         1999          1999
                                                                    -----------  -----------  ------------
Capitalization and Liabilities

Common Equity:
  Common Stock                                                         $14,328      $13,937       $13,940
  Premium on Common Stock                                              128,898      120,887       120,868
  Retained Earnings                                                     52,744       46,381        50,467
                                                                    -----------  -----------  ------------
        Total Common Equity                                            195,970      181,205       185,275
                                                                    -----------  -----------  ------------
Preferred Stock and Securities of Subsidiary:
   Redeemable Cumulative Preferred Stock:
     South Jersey Gas Company, Par Value $100 per share
       Authorized - 43,104, 45,504 and 45,504 shares
       Outstanding Shares:
          Series A, 4.70% -- 300, 1,200 and 1,200 shares                    30          120           120
          Series B, 8.00% -- 17,742, 19,242 and 19,242 shares            1,774        1,924         1,924
   South Jersey Gas Company-Guaranteed Manditorily Redeemable
     Preferred Securities of Subsidiary Trust:
     Par Value $25 per share, 1,400,000 shares
     Authorized and Outstanding                                         35,000       35,000        35,000
                                                                    -----------  -----------  ------------
        Total Preferred Stock and Securities of Subsidiary              36,804       37,044        37,044
                                                                    -----------  -----------  ------------
Long-Term Debt                                                         207,123      185,704       183,561
                                                                    -----------  -----------  ------------
        Total Capitalization                                           439,897      403,953       405,880
                                                                    -----------  -----------  ------------
Current Liabilities:
  Notes Payable                                                         93,800       95,375       119,950
  Current Maturities of Long-Term Debt                                  11,876        8,876         8,876
  Accounts Payable                                                      55,620       39,332        40,273
  Customer Deposits                                                      5,284        5,305         5,386
  Environmental Remediation Costs                                       13,818       10,110        14,027
  Taxes Accrued                                                          3,367        1,424           563
  Interest Accrued and Other Current Liabilities                        13,618        8,343        14,112
                                                                    -----------  -----------  ------------
        Total Current Liabilities                                      197,383      168,765       203,187
                                                                    -----------  -----------  ------------
Deferred Credits and Other Non-Current Liabilities:
  Deferred Income Taxes - Net                                           93,927       84,521        91,167
  Investment Tax Credits                                                 4,595        4,946         4,849
  Pension and Other Postretirement Benefits                             12,577       14,413        13,342
  Environmental Remediation Costs                                       41,354       47,263        41,354
  Other                                                                  8,978        6,283         7,146
                                                                    -----------  -----------  ------------
        Total Deferred Credits and Other Non-Current
          Liabilities                                                  161,431      157,426       157,858
                                                                    -----------  -----------  ------------
Commitments and Contingencies (See Note 8)

              Total Capitalization and Liabilities                    $798,711     $730,144      $766,925
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

                                     SJI-6

                             SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                             (In Thousands)

                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                             ---------------------------
                                                                                 2000           1999
                                                                             ------------   ------------
Cash Flows from Operating Activities:

   Net Income Applicable to Common Stock                                         $14,727        $13,587
   Adjustments to Reconcile Net Income to Cash Flows
    Provided by Operating Activities:
     Depreciation and Amortization                                                17,286         16,256
     Provision for Losses on Accounts Receivable                                     729            678
     Revenues and Fuel Costs Deferred - Net                                      (10,637)        (2,444)
     Deferred and Non-Current Income Taxes and Credits - Net                       3,107            291
     Environmental Remediation Costs - Net                                        10,966          1,462
     Changes in:
       Accounts Receivable                                                        18,701         31,228
       Inventories                                                               (28,433)        (2,998)
       Prepayments and Other Current Assets                                         (250)          (888)
       Prepaid and Accrued Taxes - Net                                            (1,792)         4,898
       Accounts Payable and Other Accrued Liabilities                             14,751        (18,566)
     Other - Net                                                                   2,202          4,158
                                                                             ------------   ------------
          Net Cash Provided by Operating Activities                               41,357         47,662
                                                                             ------------   ------------
Cash Flows from Investing Activities:

   Investment in Affiliate                                                        (2,201)          (647)
   Repayment of Loan to Affiliate                                                  2,445           (200)
   Purchase of Available-For-Sale Securities                                        (633)          (461)
   Capital Expenditures, Cost of Removal and Salvage                             (33,643)       (36,899)
                                                                             ------------   ------------
          Net Cash Used in Investing Activities                                  (34,032)       (38,207)
                                                                             ------------   ------------
Cash Flows from Financing Activities:

   Net Repayments of Lines of Credit                                             (26,150)        (1,625)
   Proceeds from Issuance of Long-Term Debt                                       35,000              -
   Principal Repayments of Long-Term Debt                                         (8,438)        (9,006)
   Dividends on Common Stock                                                     (12,450)       (11,713)
   Proceeds from Sale of Common Stock                                              8,377         10,048
   Repurchase of Preferred Stock                                                    (240)           (90)
   Payments for Issuance of Long-Term Debt and Preferred Securities               (1,390)             -
                                                                             ------------   ------------
          Net Cash Used in Financing Activities                                   (5,291)       (12,386)
                                                                             ------------   ------------
Net Increase(Decrease) in Cash and Cash Equivalents                                2,034         (2,931)
Cash and Cash Equivalents at Beginning of Period                                   5,634          5,991
                                                                             ------------   ------------
Cash and Cash Equivalents at End of Period                                        $7,668         $3,060
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

     New Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for our fiscal year ending December 31, 2001. This statement establishes accounting and reporting standards for derivative instruments, including those embedded in other contracts, and for hedging activities. It requires recognizing derivatives as assets or liabilities at fair value on the balance sheet. We are currently evaluating the effects of FASB No. 133 on our financial condition and results of operations, which may vary based on our use of derivative instruments at the time of adoption.

Note 2.  Discontinued Operations and Affiliations:

     Discontinued Operations - Summarized operating results of the discontinued operations were (in thousands):


                                     SJI-8


                                        Three Months Ended    Nine Months Ended
                                           September 30,        September 30,
                                          ----------------     ---------------
                                           2000      1999       2000     1999
                                          ------    ------     ------   ------
     (Loss)Income before Income Taxes:
       Sand Mining                        $  (63)   $  (40)    $ (126)  $ (181)
       Construction                            5        (4)         7      (27)
       Fuel Oil                              (20)      (17)       (68)     (55)
       Wholesale Electric                    (99)        -       (347)       -
       Income Tax Credits                     67        24        207      103
                                          ------    ------     ------   ------
     Loss from Discontinued
      Operations - Net                    $ (110)   $  (37)    $ (327)  $ (160)
                                          ======    ======     ======   ======

     Earnings per Common Share
      from Discontinued Operations        $(0.01)   $ 0.00     $(0.03)  $(0.02)
                                          ======    ======     ======   ======


     Affiliations - SJI, through its wholly-owned subsidiary SJEnerTrade (EnerTrade), and UPR Energy Marketing, Inc., jointly own South Jersey Resources Group, LLC (SJRG). SJRG provides natural gas storage, peaking services and transportation capacity for wholesale customers in New Jersey and surrounding states.

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

Note 3.  Common Stock:

     SJI has 20,000,000 shares of authorized Common Stock. The following shares were issued and outstanding:

                                     SJI-9


                                               2000           1999
                                            ----------     ----------

     Beginning Balance, January 1           11,152,175     10,778,990
     New Issues During Year:
       Dividend Reinvestment Plan              298,775        366,610
       Employees' Stock Ownership Plan           5,625          4,144
       Stock Option, Stock Appreciation
        Rights, and Restricted Stock
        Award Plan                               5,545             31
       Directors' Restricted Stock Plan            180              -
                                            ----------     ----------
     Ending Balance, September 30           11,462,300     11,149,775
                                            ==========     ==========


     The par value ($1.25 per share) of stock issued in 2000 and 1999 was credited to Common Stock. Net excess over par value of approximately $8.1 million, and $9.7 million, respectively, was credited to Premium on Common Stock for the nine months ended September 30, 2000 and 1999, respectively.

     Dividend Reinvestment Plan (DRP) and Employees' Stock Ownership Plan
(ESOP) - Effective June 1999, newly issued shares of common stock offered through the DRP are issued directly by SJI. Prior to this date, these shares were purchased in the open market. All shares offered through the ESOP continue to be issued directly by SJI. As of September 30, 2000, SJI reserved 393,010 and 24,403 shares of authorized, but unissued, common stock for future issuance to the DRP and ESOP, respectively.

     Stock Option, Stock Appreciation Rights, and Restricted Stock Award Plan - Under this plan, up to an aggregate of 306,000 shares of common stock may be issued to SJI's officers and other key employees. No options or stock appreciation rights may be granted under the Plan after January 23, 2007. At September 30, 2000 and 1999, SJI had 4,500 options outstanding, all exercisable at $24.69 per share. During the nine months ended September 30, 1999, 500 options were surrendered for the issuance of 31 shares of common stock. No options and no stock appreciation rights were granted or issued in 2000 and 1999. In 1999, the Plan was amended to include restricted stock awards. In January 2000, a total of 35,070 shares of common stock were granted under the provisions of the restricted stock award plan at a market value of $28.4375 per share. An aggregate of 29,525 shares vest over 3 years beginning January 2000. The stock's market value on the grant date is recorded as compensation over the vesting period. There were no vesting restrictions placed on the remaining 5,545 shares which were issued in March 2000. Stock options outstanding and unvested restricted stock awards at September 30, 2000 and 1999 had no effect on EPS.

                                     SJI-10

Note 4.  Income Taxes:

     The significant components of federal and state income taxes reflected in the condensed consolidated statements of income are as follows (in thousands):

                                        Three Months Ended    Nine Months Ended
                                           September 30,        September 30,
                                          ----------------     ---------------
                                           2000      1999       2000     1999
                                          ------    ------     ------   ------

     Current:
       Federal                           $(2,945)  $(2,147)   $ 5,750  $ 7,237
       State                                (654)     (494)     2,457    3,099
                                          ------    ------     ------   ------
           Total Current                  (3,599)   (2,641)     8,207   10,336

     Deferred:
       Federal                               984       326      2,952      977
       State                                 136      (131)       409     (393)
                                          ------    ------     ------   ------
           Total Deferred                  1,120       195      3,361      584
                                          ------    ------     ------   ------
     Investment Tax Credit                   (81)      (98)      (254)    (293)
                                          ------    ------     ------   ------

     Income Taxes -
         Continuing Operations            (2,560)   (2,544)    11,314   10,627
     Income Taxes -
         Discontinued Operations             (67)      (24)      (207)    (103)
                                          ------    ------     ------   ------
           Net Income Taxes              $(2,627)  $(2,568)   $11,107  $10,524
                                          ======    ======     ======   ======


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

                                     SJI-11

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

     Effective January 10, 2000, the BPU approved full unbundling of SJG's system. This allows all natural gas consumers to select their natural gas supplier. As of September 30, 2000, 44,863 of SJG's residential customers had elected to purchase their gas commodity from someone other than SJG. The bills of those using a gas supplier other than SJG are reduced for cost of gas charges and applicable taxes. The resulting decrease in revenues is offset by a corresponding decrease in gas costs and taxes under SJG's BPU-approved fuel clause. SJI's net income, financial condition and margins are not affected as a result of the unbundling.

     In addition to allowing all customers to select their own supplier, the unbundling settlement also created an incentive to customers to select a supplier, other than SJG, in the form of a Market Development Credit (MDC). This credit is being provided to customers over a two-year period beginning January 2000 and will approximate $2.5 million plus carrying costs through December 2001. The majority of this credit was provided for on SJG's books as a Deferred Credit. Therefore, the impact of the MDC will not materially impact future periods.

     Also approved was the recovery of carrying costs on the RAC, as previously discussed, and a modification to SJG's LGAC. Under-recovered gas costs of $11.9 million as of October 31, 1999, and carrying costs thereon, are being recovered over a three-year period beginning January 2000.

     In April 2000, the BPU approved an appliance service filing to modify SJG's existing service sentry plans, implement three new service sentry plans and to implement flat rate pricing for its appliance service business.

                                     SJI-12

     Effective June 2000, SJG implemented price increases for its appliance service business. The new rates are competitive with those of other service providers in New Jersey.

     In August 2000, SJG filed its annual LGAC and TAC for 2000-2001. The filing requested a $35.0 million increase to its LGAC. Also included in the proposal was the recovery of projected under-recovered gas costs of $26.5 million as of October 31, 2000 and carrying costs thereon, over a three-year period. SJG also requested recovery of $6.3 million under its TAC resulting from warmer weather during the last two winter seasons.

Note 6.  Segments of Business:

     Information about SJI's operations in different industry segments is presented below (in thousands):

                                       Three Months Ended    Nine Months Ended
                                          September 30,        September 30,
                                       ------------------   ------------------
                                         2000      1999       2000      1999
                                       --------  --------   --------  --------

     Operating Revenues:
       Gas Utility Operations          $ 63,835  $ 51,694   $287,498  $253,425
       Other Industries                  17,221    11,654     55,521    35,138
                                       --------  --------   --------  --------
           Subtotal                      81,056    63,348    343,019   288,563

       Intersegment Sales                (5,294)   (4,183)   (10,511)   (5,969)
                                       --------  --------   --------  --------
           Total Operating Revenues    $ 75,762  $ 59,165   $332,508  $282,594
                                       ========  ========   ========  ========

     Operating Income:
       Gas Utility Operations          $   (550) $ (2,104)  $ 40,077  $ 39,770
       Other Industries                     290       134      3,875     1,482
                                       --------  --------   --------  --------
           Subtotal                        (260)   (1,970)    43,952    41,252

       Income Taxes                       2,560     2,544    (11,314)  (10,627)
       General Corporate                   (147)    1,224         63       583
                                       --------  --------   --------  --------
           Total Operating Income      $  2,153  $  1,798   $ 32,701  $ 31,208
                                       ========  ========   ========  ========

     Depreciation and Amortization:
       Gas Utility Operations          $  5,677  $  5,454   $ 17,192  $ 16,194
       Other Industries                      19        18         80        39
       Discontinued Operations                4         8         14        23
                                       --------  --------   --------  --------
           Total                       $  5,700  $  5,480   $ 17,286  $ 16,256
                                       ========  ========   ========  ========


                                     SJI-13


                                       Three Months Ended    Nine Months Ended
                                          September 30,        September 30,
                                       ------------------   ------------------
                                         2000      1999       2000      1999
                                       --------  --------   --------  --------


     Property Additions:
       Gas Utility Operations          $ 11,611  $ 10,958   $ 32,822  $ 35,992
       Other Industries                     111       181        420       229
                                       --------  --------   --------  --------
           Total                       $ 11,722  $ 11,139   $ 33,242  $ 36,221
                                       ========  ========   ========  ========

     Identifiable Assets:
       Gas Utility Operations                               $780,674  $712,814
       Other Industries                                       11,847    13,316
       Discontinued Operations                                 2,370     2,376
                                                            --------   -------
           Subtotal                                          794,891   728,506

       Corporate Assets                                       13,431    14,090
       Intersegment Assets                                    (9,611)  (12,452)
                                                            --------  --------
           Total Assets                                     $798,711  $730,144
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

Note 7.  Retained Earnings:

     Restrictions exist under various loan agreements regarding the amount of cash dividends or other distributions that SJG may pay on its common stock. SJI's total equity in its subsidiaries' retained earnings, which is free of these restrictions, was approximately $50.9 million as of September 30, 2000.

Note 8.  Commitments and Contingencies:

     Construction and Environmental - SJI's estimated net cost of construction and environmental remediation programs for 2000 totals $47.0 million. Commitments were made regarding some of these programs.

                                     SJI-14

     Pending Litigation - SJI is subject to claims arising from the ordinary course of business and other legal proceedings. In November 1999, the Power Company of America Liquidating Trust (PCA) filed a complaint in bankruptcy court against SJE seeking damages of $11 million plus interest and attorneys' fees. PCA was a wholesale electricity trading company with whom SJE did business. PCA filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code. We believe SJE acted prudently, responsibly and in accordance with contractual obligations in its transactions with PCA. We believe the ultimate impact of these actions will not materially affect SJI's financial position, results of operations or liquidity.

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

     Since the early 1980s, SJI accrued environmental remediation costs of $120.6 million, of which $65.4 million was spent as of September 30, 2000.
With the assistance of an outside consulting firm, we estimate that future costs to clean up SJG's sites will range from $51.0 million to $161.3 million. We recorded the lower end of this range as a liability. It is reflected on the 2000 condensed consolidated balance sheet under the captions Current Liabilities and Deferred Credits and Other Non-Current Liabilities. SJG did not adjust the accrued liability for future insurance recoveries, which we have been successful in pursuing. We used these proceeds to offset related legal fees and to reduce the balance of deferred environmental remediation costs. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements.

     The major portion of accrued environmental costs relate to the cleanup of SJG's former gas manufacturing sites. SJG recorded $113.9 million for the remediation of these sites and spent $62.9 million through September 30, 2000.

     SJG has two regulatory assets associated with environmental remediation cost. The first asset is titled Environmental Remediation Cost: Expended - Net. These expenditures represent what was actually spent to clean up former gas manufacturing plant sites. These costs meet the requirements of FASB
No. 71, "Accounting for the Effects of Certain Types of Regulation." The BPU allows SJG to recover such expenditures through the RAC. SJG's current recovery level includes remediation costs expended through July 1998 and petitions to recover costs through July 1999 are pending.

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

     SJG files with the BPU to recover these costs in rates through its RAC. The BPU has consistently allowed the full recovery over seven-year periods, and SJG believes this will continue. As of September 30, 2000, SJG's unamortized remediation costs of $14.5 million are reflected on the condensed consolidated balance sheets under the caption, Regulatory and Other Non-Current Assets. Since implementing the RAC in 1992, SJG recovered $24.4 million through rates as of September 30, 2000.

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

     SJI and South Jersey Fuel Company (SJF) estimated their potential exposure for the future remediation of four sites where fuel oil operations existed years ago. Estimates for SJI's site range between $0.1 million and $0.2 million, while SJF's estimated liability ranges from $1.2 million to $4.5 million for its three sites. Amounts sufficient to cover the lower ends of these ranges were recorded and are reflected on the 2000 condensed consolidated balance sheets under Current Liabilities and Deferred Credits and Other Non-Current Liabilities as of September 30, 2000.

Note 9.  Long-Term Debt:

     In July 2000, SJG issued $35 million of debt under a Medium Term Note Program established October 1998. Notes totaling $15 million were issued at 7.70%, maturing in 2015; notes totaling $10 million were issued at 7.97%, maturing in 2018; and notes totaling $10 million were issued at 7.90%, maturing in 2030. A remainder of $35 million is authorized to be issued under this program through December 2001.

                                     SJI-16


          Item 2.   Management's Discussion and Analysis of Results of
                       Operations and Financial Condition


Overview

     South Jersey Industries, Inc. (SJI) has two operating subsidiaries,
South Jersey Gas Company (SJG) and South Jersey Energy Company (SJE). SJG is a regulated natural gas distribution company serving 278,495 customers at September 30, 2000, compared with 270,692 customers at September 30, 1999.
SJG also makes off-system sales of natural gas on a wholesale basis to various customers on the interstate pipeline system. In addition, SJG transports natural gas purchased directly from producers or suppliers for our own sales and for some of our customers. SJE provides services for the acquisition and transportation of natural gas for retail end users and markets total energy management services. SJE also markets an air quality monitoring system that provides around-the-clock, real-time monitoring for hazardous airborne substances around a site or facility. The monitoring system is marketed through AirLogics, LLC, of which SJE has a 50% equity interest. SJE began marketing retail electricity in New Jersey in November 1999 through South Jersey Energy Solutions, a limited liability company equally owned with Energy East Solutions, Inc. SJE has one subsidiary, SJEnerTrade (EnerTrade). EnerTrade, formed in October 1997, provides services for the sale of natural gas to energy marketers, electric and gas utilities, and other wholesale users in mid-Atlantic and southern states. These activities are conducted by EnerTrade and South Jersey Resources Group, LLC (SJRG), a joint venture with UPR Energy Marketing, Inc. SJI also invested in a joint venture with Conectiv Solutions, LLC, forming Millennium Account Services, LLC (Millennium). Millennium provides meter reading services to SJG and Conectiv Power Delivery in southern New Jersey.

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

                                     SJI-17

Customer Choice Legislation

     Effective January 1, 2000, all residential natural gas customers in New Jersey are able to choose their gas supplier under the terms of the Electric Discount and Energy Competition Act of February 1999. Commercial and industrial customers have had the ability to choose gas suppliers since 1987. SJG's residential customers have been able to choose a gas supplier since April of 1997 under a pilot program. As of September 30, 2000, 44,863 SJG residential customers participated in the program. Customers' bills are reduced for cost of gas charges and applicable taxes. The resulting decrease in SJG's revenues is offset by a corresponding decrease in gas costs and taxes. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income, financial condition or margins.

Energy Adjustment Clauses

     SJG's BPU approved Temperature Adjustment Clause (TAC) had the following impacts on 2000 and 1999 third quarter and nine month net earnings:

                                                 2000        1999
                                                ------      ------
     TAC Adjustment Increase to Net Income
      ($ in thousands)

           Quarter Ended 9/30                       $0        $106
           Nine Months Ended 9/30               $1,349      $1,338


     While the revenue and income impacts of TAC adjustments are recorded as incurred, cash inflows or outflows directly attributable to TAC adjustments generally do not begin until the next TAC year. Each TAC year begins October 1.


Results of Operations - Three and Nine Months Ended September 30, 2000 Compared to Three and Nine Months Ended September 30, 1999

Operating Revenues - Utility

     Revenues increased $9.6 million and $28.3 million in the third quarter and first nine months of 2000 compared with the prior year periods. The primary reasons for the increases were increased off-system sales, 7,803 additional customers and increased rates resulting from an increase in the Levelized Gas Adjustment Clause (LGAC) to recover increased gas costs at SJG. These factors more than offset revenue reductions due to the continued migration of firm gas sales to firm transportation. Note, however, that SJG's tariffs are structured so that profits are derived from the transportation of gas, not the sale of the commodity. Consequently, the switch to firm transportation reduced revenues but did not impact profitability.

                                     SJI-18

     Because customer heating needs are minimal in the third quarter, weather is not material to SJI's operating results. Weather for the nine month period was 1.8% colder than the prior year. Weather was also 3.6% warmer for the first nine months than the 20-year average. As a result of the TAC, revenues for 2000 will be closely tied to the 20-year normal temperatures and not actual weather conditions.

     The following is a comparison of operating revenue and throughput for the three and nine month periods ended September 30, 2000 vs. the same periods ended September 30, 1999.

                                        Three Months Ended  Nine Months Ended
                                          September 30,       September 30,
                                         ----------------   ------------------
                                          2000     1999       2000      1999
                                         -------  -------   --------  --------
  Operating Revenues (Thousands):
    Firm
      Residential                        $14,911  $12,986   $107,808  $110,547
      Commercial                           4,404    3,306     25,895    24,507
      Industrial                             559      921      3,576     3,645
      Cogeneration & Electric Generation   3,894    4,259     10,093     7,062
      Firm Transportation                  6,077    5,209     27,952    22,171
                                         -------  -------   --------  --------
        Total Firm Operating Revenues     29,845   26,681    175,324   167,932

    Interruptible                            308      277      1,140     1,270
    Interruptible Transportation             309      305      1,154     1,200
    Off-System                            32,015   22,704    104,290    77,747
    Capacity Release & Storage               568      870      2,996     2,600
    Other                                    790      856      2,594     2,676
    Intercompany Sales                    (4,950)  (2,406)    (9,296)   (3,547)
                                         -------  -------   --------  --------
        Total Operating Revenues         $58,885  $49,287   $278,202  $249,878
                                         =======  =======   ========  ========
  Throughput (MMcf):
    Firm
      Residential                          1,331    1,260     12,114    12,839
      Commercial                             514      403      3,314     3,240
      Industrial                              25       26        181       185
      Cogeneration & Electric Generation     707    1,297      1,958     2,047
      Firm Transportation                  5,135    5,704     19,949    18,368
                                         -------  -------   --------  --------
        Total Firm Throughput              7,712    8,690     37,516    36,679

      Interruptible                           29       63        134       307
      Interruptible Transportation           661      711      2,238     2,645
      Off-System                           6,948    8,277     28,375    33,052
      Capacity Release & Storage           9,627    8,149     29,561    19,508
                                         -------  -------   --------  --------
        Total Throughput                  24,977   25,890     97,824    92,191
                                         =======  =======   ========  ========


                                     SJI-19

Operating Revenues - Nonutility

     Nonutility operating revenues increased by $7.0 million and $21.6 million for the third quarter and first nine months of 2000 due to increased levels of retail gas sales to residential customers and casinos in Atlantic City, wholesale gas sales and sales of our air monitoring products and services.

Cost of Gas Sold - Utility

     Cost of gas sold - utility increased $9.0 million and $25.7 million for the third quarter and first nine months of 2000 compared with the same periods in 1999 due principally to increased gas costs on off-system sales. SJG's gas cost during the first nine months of 2000 averaged $3.61/dt compared with $2.28/dt in 1999. Unlike gas costs associated with off-system sales, changes in the cost of gas sold to utility ratepayers do not directly affect Cost of Gas Sold - Utility. Fluctuations in gas costs to ratepayers not reflected in current rates are deferred and addressed in future periods under a BPU approved Levelized Gas Adjustment Clause (LGAC). Under the LGAC, fluctuations in gas costs not covered currently are reflected in future customer rates. Gas supply sources include contract and open-market purchases. SJG secures and maintains its own gas supplies to serve its customers.

Cost of Sales - Nonutility

     Cost of sales - nonutility increased $6.6 million and $18.3 million for the third quarter and first nine months of 2000 due to increased costs attributable to higher sales of retail gas and air monitoring products and services.

Operations

     A summary of net changes in Operations (in thousands):

                                       Three Months Ended   Nine Months Ended
                                          September 30,       September 30,
                                          2000 vs. 1999       2000 vs. 1999
                                          -------------       -------------
     Utility:
       Other Production Expense                   $5                 $10
       Transmission                                1                  20
       Distribution                              (87)                 82
       Appliance Service - Net                   550                 835
       Customer Accounts and Services           (103)                348
       Sales                                     (29)                (34)
       Administration and General               (457)             (1,066)
       Other                                      17                 (58)
     Nonutility                                  286                 494
                                              ------              ------
           Total Operations                     $183                $631
                                              ======              ======


                                     SJI-20

     Appliance Service - Net increased primarily due to service activity on new warranty plans sold in the second and third quarters of 2000. The BPU mandated reallocation of costs between utility and non-utility operations as part of the energy deregulation process in New Jersey also contributed to this increase.

     Customer Accounts and Services costs increased in the first nine months of 2000 due to increased meter reading expenses resulting from increasing meter reading frequency to monthly from bimonthly. Costs were additionally impacted by temporarily increased staffing costs necessary to handle high call volumes related to the deregulation process in New Jersey and higher bad debt expense.

     Administrative and General costs decreased from 1999 levels principally due to lower employee welfare and pension costs.

Other Operating Expenses

     A summary of principal changes in other consolidated operating expenses (in thousands):

                                       Three Months Ended   Nine Months Ended
                                          September 30,       September 30,
                                          2000 vs. 1999       2000 vs. 1999
                                          -------------       -------------

                Maintenance                      $66              $1,967
                Depreciation                     293                 940
                Income Taxes                     (16)                687
                Other Taxes                      169                 261


     Maintenance was higher due to higher levels of Remediation Adjustment Clause (RAC) amortization during the first half of the year. This additional amortization expense is recovered during the current period through rates (See
Note 8 to the Condensed Consolidated Financial Statements). Depreciation was higher due to increased investment in property, plant and equipment by SJG. Income Tax changes reflect the impact of changes in pre-tax income.

Interest Charges

     Interest charges were higher in the first nine months of 2000 compared with the prior year period. Increased debt outstanding and higher interest rates in 2000 were mostly offset by recoveries of carrying costs associated with unrecovered RAC and purchased gas costs. The debt was incurred primarily to support the expansion and upgrade of SJG's gas transmission and distribution system.

                                     SJI-21

Discontinued Operations

     Loss from discontinued operations increased for the three and nine month periods primarily due to legal expenses incurred in relation to a complaint in bankruptcy court against SJE filed by Power Company of America Liquidating Trust (PCA). PCA was a wholesale electricity trading company with whom SJE did business. PCA filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code.

Net Income Applicable to Common Stock

     Net income (in thousands) and earnings per common share reflect the following changes:

                                       Three Months Ended   Nine Months Ended
                                          September 30,       September 30,
                                          2000 vs. 1999       2000 vs. 1999
                                          -------------       -------------

  Income from Continuing Operations             $146              $1,307
  Loss from Discontinued Operations - Net        (73)               (167)
                                              ------              ------
        Net Income Increase                      $73              $1,140
                                              ======              ======
  Earnings per Common Share:
    Continuing Operations                      $0.03               $0.05
    Discontinued Operations - Net              (0.01)              (0.01)
                                              ------              ------
        Earnings per Share Increase            $0.02               $0.04
                                              ======              ======


     The details affecting the changes in net income and earnings per share are discussed under the appropriate captions above.

Liquidity

     The seasonal nature of gas operations; the timing of construction and remediation expenditures and related permanent financing; as well as mandated tax and sinking fund payment dates require large, short-term cash requirements. These requirements are generally met by cash from operations and short-term lines of credit. We maintain short-term lines of credit with a number of banks, totaling $155.0 million, of which $61.2 million was available at September 30, 2000. The credit lines are uncommitted and unsecured with interest rates typically available based upon the Federal Funds Rates or London Interbank Offered Rates (LIBOR).

                                     SJI-22

     The changes in cash flows from operating activities (in thousands):

                                                      Nine Months Ended
                                                        September 30,
                                                        2000 vs. 1999
                                                        -------------
     Increases/(Decreases):
     Net Income Applicable to Common Stock                  $1,140
     Depreciation and Amortization                           1,030
     Provision for Losses on Accounts Receivable                51
     Revenues and Fuel Costs Deferred - Net                 (8,193)
     Deferred and Non-Current Income Taxes and
      Credits - Net                                          2,816
     Environmental Remediation Costs - Net                   9,504
     Accounts Receivable                                   (12,527)
     Inventories                                           (25,435)
     Prepayments and Other Current Assets                      638
     Prepaid and Accrued Taxes - Net                        (6,690)
     Accounts Payable and Other Accrued Liabilities         33,317
     Other - Net                                            (1,956)
                                                           -------
           Net Cash Provided by Operating Activities       ($6,305)
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

Capital Resources

     SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental remediation costs. Net construction and remediation expenditures for the first nine months of 2000 amounted to $22.7 million. The net costs for 2000, 2001 and 2002 are estimated at approximately $47.0 million, $45.6 million and $53.2 million, respectively. We expect to fund these expenditures from several sources, which may include cash generated by operations, temporary use of short-term debt, sale of medium-term notes, capital leases, RAC recoveries, insurance recoveries and the issuance of equity.

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

     SJI raised $0.9 million of equity capital via the issuance of 33,076 shares under our Dividend Reinvestment Plan (DRP) in October 2000.

                                     SJI-24


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

                         SOUTH JERSEY INDUSTRIES, INC.
                                  (Registrant)



     Dated:  November 6, 2000         By:  /s/ David A. Kindlick
                                           David A. Kindlick
                                           Vice President, Financial Operations





     Dated:  November 6, 2000         By:  /s/ William J. Smethurst, Jr.
                                           William J. Smethurst, Jr.
                                           Treasurer



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