Form 10-K
period 2000-12-31
SOUTH JERSEY INDUSTRIES INC
filed 2001-03-23
CIK 91928

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000       Commission File Number 1-6364

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of approximately 10,236,800 shares of voting stock held by non-affiliates of the registrant as of March 1, 2001 was $317,342,000. As of March 1, 2001, there were 11,583,406 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference:
     In Part I of Form 10-K:    Pages 13, 14, 20 and 22 through 25 of 2000
                                Annual Report to Shareholders
     In Part II of Form 10-K:   Pages 1 and 12 through 26 of 2000 Annual Report
                                to Shareholders
     In Part III of Form 10-K:  Pages 1 through 6 and 8 through 11 of the Proxy
                                Statement dated March 9, 2001 for the 2001
                                Annual Meeting of Shareholders

                                   - Cover -


                                     PART I

                               Item 1.  Business

General

     The registrant, South Jersey Industries, Inc. (SJI), a New Jersey corporation, was formed in 1969 for the purpose of owning and holding all of the outstanding common stock of South Jersey Gas Company (SJG), a public utility, and acquiring and developing non-utility lines of business. SJI's non-utility businesses include: South Jersey Energy Company (SJE), a wholly-owned subsidiary of SJI, which provides services for the acquisition and transportation of natural gas and electric for retail end users and markets total energy management services. SJE markets retail electricity in New Jersey through South Jersey Energy Solutions, a limited liability company equally owned with Energy East Solutions, Inc. SJE also markets, through a joint venture, an air quality monitoring system that provides around-the-clock, real-time monitoring for hazardous airborne substances around a site or facility. SJI markets the air monitoring system through AirLogics, a limited liability company formed in 2000 and equally owned with GZA GeoEnvironmental, Inc. SJ EnerTrade, Inc. (EnerTrade), a wholly-owned subsidiary of SJE formed in 1997, provides services for the sale of natural gas to energy marketers, electric and gas utilities, and other wholesale users in the mid-Atlantic and southern regions of the country. EnerTrade owned a 50% interest in South Jersey Resources Group (SJRG) until January 1, 2001, when SJI acquired EnerTrade's interest and the 50% formerly owned by UPR Energy Marketing. SJRG provides services for the sale of natural gas to casinos in Atlantic City, N.J. and other wholesale users in the mid-Atlantic region. Energy & Minerals, Inc.
(EMI), a wholly-owned subsidiary of SJI, principally manages liabilities associated with the discontinued operations of non-utility subsidiaries and owns the stock of South Jersey Fuel, Inc. (SJF), an inactive non-utility subsidiary. Marina Energy LLC (Marina) is a wholly-owned subsidiary of SJI, established October 2000 to develop energy related projects in New Jersey. In December, Marina announced a contract to provide heat, hot water and cooling to The Borgata Resort, a new casino/hotel scheduled to open July 2003 in Atlantic City, N.J. Marina will construct a $40 million thermal plant to provide these services. SJI also has a 50% interest in a joint venture with Conectiv Solutions, LLC, called Millennium Account Services, LLC (Millennium), established in January 1999. Millennium provides meter reading services to SJG and Conectiv Power Delivery in southern New Jersey.

Financial Information About Industry Segments

     Information regarding Industry Segments is incorporated by reference to
Note 11 on page 23 of SJI's Annual Report to Shareholders for the year ended December 31, 2000 which is attached to this report. See Item 14(c)(13).

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

                                     SJI-2


     SJG's service territory includes 112 municipalities throughout Atlantic, Cape May, Cumberland and Salem Counties and portions of Burlington, Camden and Gloucester Counties, with an estimated permanent population of 1.2 million.

     SJG serves 281,350 residential, commercial and industrial customers (at December 31, 2000) in southern New Jersey. Gas sales, transportation and capacity release for 2000 amounted to approximately 132,528 MMcf (million cubic feet), of which approximately 53,757 MMcf was firm sales and transportation, 3,229 MMcf was interruptible sales and transportation and 75,542 MMcf was off-system sales and capacity release. The breakdown of firm sales includes 35.6% residential, 11.5% commercial, 3.8% cogeneration and electric generation, .5% industrial and 48.6% transportation. At year-end 2000, SJG served 261,621 residential customers, 19,319 commercial customers and 410 industrial customers. This includes 2000 net additions of 7,020 residential customers, 425 commercial customers and 6 industrial customers.

     Under an agreement with Conectiv Inc., an electric utility serving southern New Jersey, SJG supplies natural gas to several electric generation facilities. This gas service is provided under the terms of a firm electric service tariff approved by the New Jersey Board of Public Utilities (BPU) on a demand/commodity basis. In 2000, 2.3 Bcf (billion cubic feet) was delivered under this agreement.

     SJG serviced 7 cogeneration facilities in 2000. Combined sales and transportation of natural gas to such customers amounted to approximately 4.2 Bcf in 2000.

     SJG makes wholesale gas sales for resale to gas marketers for ultimate delivery to end users. These "off-system" sales are made possible through the issuance of the Federal Energy Regulatory Commission (FERC) Orders No. 547 and
636. Order No. 547 issued a blanket certificate of public convenience and necessity authorizing all parties, which are not interstate pipelines, to make FERC jurisdictional gas sales for resale at negotiated rates, while Order No. 636 allowed SJG to deliver gas at delivery points on the interstate pipeline system other than its own city gate stations and release excess pipeline capacity to third parties. During 2000, off-system sales amounted to 38.1 Bcf. Also in 2000, capacity release and storage through put amounted to 37.4 Bcf.

     Supplies of natural gas available to SJG that are in excess of the quantity required by those customers who use gas as their sole source of fuel (firm customers) make possible the sale and transportation of gas on an interruptible basis to commercial and industrial customers whose equipment is capable of using natural gas or other fuels, such as fuel oil and propane. The term "interruptible" is used in the sense that deliveries of natural gas may be terminated by SJG at any time if this action is necessary to meet the needs of higher priority customers as described in SJG's tariffs. Usage by interruptible customers, excluding off-system customers, in 2000 amounted to approximately 3.2 Bcf, approximately 2.4 percent of the total throughput.

     No material part of SJG's business is dependent upon a single customer or a few customers.

     Service Territory

     The majority of SJG's residential customers reside in the northern and western portions of its service territory in Burlington, Camden, Salem and Gloucester counties. A majority of new customers reside in this section of the service territory, which includes the residential suburbs of Wilmington and Philadelphia. The franchise area to the east is centered on Atlantic City and the neighboring resort communities in Atlantic and Cape May counties, which experience large population increases in the summer months. The impact of the casino gaming industry on the Atlantic City area has resulted in the creation of new jobs and the expansion of the residential and commercial infrastructure necessary to support a developing year-round economy. Ground was broken in September 2000 for the first new casino/hotel in 13 years, marking the beginning of another round of development in the city.

                                     SJI-3


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

     Retail sales by SJG are made under rate schedules within a tariff filed with and subject to the jurisdiction of the BPU. These rate schedules provide primarily for either block rates or demand/commodity rate structures. The tariff contains provisions permitting the recovery of environmental remediation costs associated with former manufactured gas plant sites and for the adjustment of revenues due to the impact of "temperature" fluctuations as prescribed in SJG's tariff. The tariff also contains provisions permitting SJG to pass on to customers increases and decreases in the cost of purchased gas supplies. The cost of gas purchased from the utility by consumers has historically been set annually by the BPU under a Levelized Gas Adjustment Clause (LGAC) within SJG's tariff. When actual gas costs experienced by SJG are less than those charged to customers under the LGAC, customer bills in the subsequent LGAC period(s) are adjusted to provide credits for the overrecovery with interest. When actual gas costs are more than is recovered through rates, SJG is permitted to charge customers more for gas in future periods for the underrecovery. However, SJG has not normally been permitted to recover the cost associated with financing the underrecovered amounts. In March 2001, the BPU approved additional LGAC rate increases for SJG using a flexible pricing mechanism. Rate increases of 2% in April, May, June and July 2001 were approved. In addition, the ruling permits SJG to recover unrecovered gas costs as of October 31, 2001 with interest at 5.5% over a three-year period. Recoverable interest expense is expected to begin accruing by April 1. The action by the BPU was taken in response to unprecedented high gas costs experienced since early 2000.

     In February, 1999, the Electric Discount and Energy Competition Act (the
Act) was signed into law in New Jersey. This bill created the framework and necessary time schedules for the restructuring of the state's electric and natural gas utilities. The Act established "unbundling," where redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. It also established time frames for instituting competitive services for customer account functions and to determine whether basic gas supply services should become competitive.

     SJG received BPU approval of its unbundling proposal in January 2000. In addition to allowing all customers to select their own gas supplier, the approval provided incentive to customers to choose a supplier other than SJG with a Market Development Credit (MDC). This credit, approximately $2.5 million plus carrying costs, is available to customers through December 2001. The majority of the credit was provided for on SJG's books as a Deferred Credit. Therefore, the MDC should not materially impact future periods.

     The unbundling proposal also provided SJG with the ability to recover carrying costs on unrecovered remediation costs under the Remediation Adjustment Clause (RAC), while holding the current RAC rate in effect through October 2002. Our RAC rate last changed in September 1999. SJG's LGAC was also modified by the unbundling process. Underrecovered gas costs of $11.9 million as of October 31, 1999, and related carrying costs, are being recovered through 2002.

                                     SJI-4


     The Act also contains numerous provisions requiring the BPU to promulgate and adopt a variety of standards related to implementing the Act. These required standards address fair competition, affiliate relations, accounting, competitive services, supplier licensing, consumer protection and aggregation. In March 2000, the BPU issued Interim Standards in response to the Act. The BPU has undertaken an extensive comment, meeting and audit process to address the concerns of all impacted parties. SJG actively participated in the process, and we believe the final standards will not have a material adverse affect on the company.

     Additional information on regulatory affairs is incorporated by reference to Notes 1, 5, 7, and 13 of SJI's Annual Report to Shareholders for the year ended December 31, 2000 which is attached to this report. See Item 14(c)(13).

     South Jersey Energy Company

     SJE, a New Jersey corporation, is a wholly owned non-regulated subsidiary of SJI and provides services for the acquisition and transportation of natural gas for retail and end users, markets total energy management services, and markets an air quality monitoring system. As of December 31, 2000, SJE marketed natural gas to 21,879 customers, of which 20,579 were residential customers. Electric customers at year end 2000 totaled 11,365, with 11,065 residential. During 1998, SJE also engaged in trading activities in the electric wholesale market. However, as a result of an alliance with Energy East Corporation, SJE ceased buying and selling wholesale electricity. Upon expiration of SJE's last wholesale electric contract in December 1999, SJE formally exited wholesale electric operations. The alliance enhances SJE's ability to offer a variety of products and services, from large scale cogeneration projects to retail electricity. In 2000, SJE was profitable and contributed approximately 10.5% on a consolidated basis to SJI's net income. The majority of this contribution was derived from retail and wholesale gas marketing.

     SJ EnerTrade

     EnerTrade, a New Jersey corporation established by SJI in 1997, is a wholly owned non-regulated subsidiary of SJE and is engaged in providing services for the sale of natural gas to energy marketers, electric and gas utilities and other wholesale users in the mid-Atlantic and southern regions of the country. During 2000, EnerTrade conducted these activities directly and through an equally owned joint venture arrangement with UPR Energy Marketing
(UPR). Effective January 1, 2001, SJI purchased UPR's and EnerTrade's interests in the joint venture, South Jersey Resources Group, LLC, making it a wholly owned subsidiary.

Raw Materials

     South Jersey Gas Company

     Transportation and Storage Agreements

     SJG has direct connections to two interstate pipeline companies, Transco and Columbia. During 2000, SJG purchased and had delivered approximately 66.0 Bcf of natural gas for distribution to both on-system and off-system customers. Of this total, 51.8 Bcf was transported on the Transco pipeline system and 14.2 Bcf was transported on the Columbia pipeline system. SJG also secures firm transportation and other long term services from four additional pipelines upstream of the Transco and Columbia systems. They include: Columbia Gulf Transmission Company (Columbia Gulf), Sempra Energy Trading Corp. (Sempra), Texas Gas Transmission Corporation (Texas Gas) and Equitrans. Services provided by these upstream pipelines are utilized to deliver gas into either the Transco or Columbia systems for ultimate delivery to SJG. Services provided by all of the above mentioned pipelines are subject to changes as directed by FERC Order No. 636.

                                     SJI-5


     Transco:

     Transco is SJG's largest supplier of long-term gas transmission services. These services include four year-round and one seasonal firm transportation
(FT) service arrangements. When combined, these services enable SJG to purchase from third parties and have delivered to its city gate stations by Transco a total of 164,089 Thousand Cubic Feet of gas per day ("Mcf/d"). The terms of the year-round agreements extend for various periods from 2002 to 2010 while the term of the seasonal agreement extends to 2011.

     SJG also has seven long-term gas storage service agreements with Transco that, when combined, are capable of storing approximately 10.1 Bcf. Through these services, SJG can inject gas into market area storage during periods of low demand and withdraw gas at a rate of up to 86,973 Mcf per day during periods of high demand. The terms of the storage service agreements extend for various periods from 2001 to 2008.

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

      Equitrans:

     SJG has a storage service provided by Equitrans, to April 1, 2002, under which up to 504,831 Mcf of gas may be stored during the summer season and up to 4,829 Mcf/d may be withdrawn during the winter season. The gas is delivered to SJG under firm transportation agreements with Equitrans, CNG and Transco.

     Gas Supplies

     SJG has several long term gas supply agreements with various producers and marketers that expire between 2001 and 2007. Under these agreements, SJG can purchase up to 47,195,461 Mcf of natural gas per year. When advantageous, SJG can purchase spot supplies of natural gas in place of or in addition to those volumes reserved under long-term agreements.

     The following chart shows by percentage the actual sources of purchased gas supply for each of the last three years:

                                       2000      1999      1998
                                      ------    ------    ------
     Long-Term Contract                65.3%     76.8%     61.8%
     Spot                              34.7%     23.2%     38.2%
                                      ------    ------    ------
           Total                      100.0%    100.0%    100.0%


     Supplemental Gas Supplies

     SJG entered into a new Liquified Natural Gas (LNG) purchase agreement with a third party provider which extends through October 31, 2003. For the

                                     SJI-6


2000-2001 contract year, SJG's annual contract quantity under the agreement is 186,047 Mcf. LNG purchases are transported to SJG's McKee City, New Jersey LNG storage facility by truck.

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

     Peak-Day Supply

     SJG plans for a winter season peak-day demand on the basis of an average daily temperature of 2 degrees F. Gas demand on such a design day was estimated for the 2000-2001 winter season to be 455,983 Mcf versus a design day supply of 474,443 Mcf. On January 17, 2000, SJG experienced its highest peak-day demand of 371,612 Mcf with an average temperature of 12.95 degrees F.

     Commodity Prices

     SJG's average commodity cost of gas purchased in 2000 and 1999 was $4.32 per Mcf and $2.30 per Mcf, respectively.

     South Jersey Energy Company

     Transportation and Storage Agreements

     Access to gas suppliers and cost of gas are significant to the operations of SJE and its subsidiary, EnerTrade. No material part of the business of SJE is dependent upon a single customer or a few customers.

     National Fuel Gas Supply Corporation:

     SJRG, a joint venture investment of SJE in 2000, has a long-term storage service agreement with National Fuel Gas Supply Corporation (National Fuel) with a primary term which extends through March 31, 2005, under which up to 724,638 Mcf of gas may be stored during the summer season and up to 6,587 Mcf/d may be withdrawn during the winter season.

     SJRG also has a long-term firm transportation agreement with National Fuel associated with the above mentioned storage service, with a primary term which extends through March 31, 2005. Under this agreement, National Fuel will provide SJRG with a maximum daily injection transportation quantity of 4,929 Mcf with primary receipt points on Tennessee Gas Pipeline and National Fuel's system storage. The agreement also provides for a maximum daily withdrawal transportation quantity of 6,496 Mcf with primary delivery points on Transcontinental Gas Pipe Line and National Fuel's system storage.

Patents and Franchises

     South Jersey Gas Company

     SJG holds nonexclusive franchises granted by municipalities in the seven county area of southern New Jersey that it serves. No other natural gas public utility presently serves the territory covered by SJG's franchises. Otherwise, patents, trademarks, licenses, franchises and concessions are not material to the business of SJG.

                                     SJI-7


     South Jersey Energy Company

     AirLogics, LLC received a patent from the United States Patent Office on its perimeter air monitoring system in September of 2000.

Seasonal Aspects

     South Jersey Gas Company

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

     South Jersey Energy Company

     Among SJI's non-utility activities, retail gas marketing has a seasonal pattern similar to SJG's. Other activities, such as wholesale gas marketing, air monitoring and energy services, do not follow seasonal patterns. However, these activities are not yet significant enough to materially alter SJI's historical earnings pattern.

Working Capital Practices

     As stated under Seasonal Aspects, SJG buys and stores natural gas during the summer and fall months. These purchases are financed by short-term loans which are significantly reduced during the winter months when gas revenues are higher. Reference is also made to "Liquidity" on pages 13 and 14 of the SJI's Annual Report to Shareholders for the year ended December 31, 2000 which is attached to this report.

Customers

     No material part of the Company's business or that of any of its subsidiaries is dependent upon a single customer or a few customers, the loss of which would have a material adverse effect on any such business. See page 3.

Backlog

     Backlog is not material to an understanding of SJI's business or that of any of its subsidiaries.

Government Contracts

     No material portion of the business of SJI or any of its subsidiaries is subject to renegotiation of profits or termination of contracts or subcontracts at the election of any government.

Competition

     South Jersey Gas Company

     SJG's franchises are non-exclusive, however, currently no other utility is providing service within its territory. SJG competes with oil, propane and electricity suppliers for residential, commercial and industrial users. The market for natural gas commodity sales is subject to competition as a result of deregulation. Through its tariff, SJG has promoted competition while maintaining its margins. Substantially all of SJG's profits are from the transportation rather than the sale of the commodity. SJG has maintained its focus on being a low-cost provider of natural gas and energy services.

                                     SJI-8


     South Jersey Energy Company

     SJE competes with a number of other marketers/brokers in the selling of wholesale and retail natural gas and retail electricity. Competition includes SJG, other utilities and alliances which include other utility companies.

Research

     During the last three fiscal years, neither SJI nor any of its subsidiaries engaged in research activities to any material extent.

Environmental Matters

     Information on environmental matters for SJI and its subsidiaries is incorporated by reference to Note 13 on pages 24 and 25 of the SJI Annual Report to Shareholders for the year ended December 31, 2000 which is attached to this report.

Employees

     SJI and its subsidiaries had a total of 643 employees as of December 31, 2000.

     SJG employs 401 workers who are members of two separate unions. Following the expiration of a labor contract, the 354 members of our largest union commenced a work stoppage on November 9, 2000. The remaining 47 unionized employees walked out on December 13, 2000. SJG's unionized employees returned to work on January 17, 2001, agreeing to a new 4-year contract. Key elements of the contract include employee contributions toward healthcare costs, revised wage structures for new employees and revisions to sick-time policies. During the work stoppage, operation critical work was conducted mostly by SJI's non-union personnel. As a result of the nature of SJG's operations, the work stoppage did not materially effect the operational or financial condition of SJG or SJI.

Financial Information About Foreign and Domestic Operations and Export Sales

     SJI has no foreign operations and export sales have not been a significant part of SJI's business.

Forward Looking Statements

     This report contains certain forward-looking statements concerning projected financial and operating performance, future plans and courses of action, and future economic conditions. All statements in this report other than statements of historical fact are forward-looking statements. These forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting the company and involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and actual results could differ materially from those expressed or implied in the forward-looking statements. Also, in making forward-looking statements, we assume no duty to update these statements should expectations change or actual results and events differ from current expectations.

     A number of factors could cause our actual results to differ materially from those anticipated, including, but not limited to the following: general economic conditions on an international, national, state and local level; weather conditions in our marketing areas; commodity costs; regulatory and court decisions; competition in our regulated and deregulated activities; the availability and cost of capital; our ability to maintain existing and/or establish successful new alliances and joint ventures to take advantage of marketing opportunities; costs and effects of legal proceedings and environmental liabilities; and changes in business strategies.

                                     SJI-9


                              Item 2.  Properties

     The principal property of SJI consists of SJG's gas transmission and distribution systems that include mains, service connections and meters. The transmission facilities carry the gas from the connections with Transco and Columbia to SJG's distribution systems for delivery to customers. As of December 31, 2000, there were approximately 92 miles of mains in the transmission systems and 5,119 miles of mains in the distribution systems.

     SJG owns office and service buildings, including its corporate headquarters, at seven locations in the territory and a liquefied natural gas storage and vaporization facility.

     As of December 31, 2000, SJG's utility plant had a gross book value of $763.9 million and a net book value, after accumulated depreciation, of $555.6 million. In 2000, $47.1 million was spent on additions to utility plant and there were retirements of property having an aggregate gross book cost of $4.6 million. SJG's construction and remediation expenditures for 2001 are currently expected to approximate $45.0 million. SJI's total construction and remediation expenditures for 2001 are expected to total $58.6 million. The portion not associated with SJG is primarily due to anticipated expenditures related to the development of the thermal plant at Marina Energy.

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


                           Item 3.  Legal Proceedings

     SJI is subject to claims which arise in the ordinary course of its business and other legal proceedings. In November 1999, Goldin Associates LLC, Trustee for the Power Company of America Liquidating Trust (PCA), filed a complaint in bankruptcy court against SJE seeking damages and attorneys' fees. PCA was a wholesale electricity trading company with whom SJE did business.
PCA filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code.
We believe SJE acted prudently, responsibly and in accordance with contractual obligations in its transactions with PCA. SJE has entered into a settlement agreement in principle with PCA to resolve all issues related to this complaint, avoiding protracted litigation. We believe that any pending or potential legal proceedings will not materially affect SJI's operations, consolidated financial position or cash flow.


          Item 4.  Submission Of Matters To A Vote of Security Holders

     No matter was submitted to a vote of security holders during the fourth quarter of the 2000 fiscal year.

                                     SJI-10


                Item 4-A.  Executive Officers of the Registrant

     Name                        Age     Positions with SJI
     ----                        ---     ------------------

     Charles Biscieglia          56      Chairman of the Board, President and
                                          Chief Executive Officer
     Edward J. Graham            43      Vice President
     David A. Kindlick           46      Vice President
     Albert V. Ruggiero          52      Vice President
     George L. Baulig            59      Vice President & Corporate Secretary
     William J. Smethurst, Jr.   54      Treasurer


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

                                     SJI-11


                                    PART II


             Item 5.  Market for the Registrant's Common Stock and
                          Related Stockholder Matters

     Information required by this item is incorporated by reference to Note 4 on page 21 of SJI's Annual Report to Shareholders for the year ended December 31, 2000 which is attached to this report.


                        Item 6.  Selected Financial Data

     Information required by this item is incorporated by reference to page 1 of SJI's Annual Report to Shareholders for the year ended December 31, 2000 which is attached to this report.


          Item 7.  Management's Discussion and Analysis of Results of
                       Operations and Financial Condition

     Information required by this item is incorporated by reference to pages 12 through 15 of SJI's Annual Report to Shareholders for the year ended December 31, 2000 which is attached to this report.


     Item 7A.  Quantitative and Qualitative Disclosures about Market Risks

     Information required by this item is incorporated by reference to the section entitled "Financial Risk Management" on pages 14 and 15 of SJI's Annual Report to Shareholders for the year ended December 31, 2000, which is attached to this report.


              Item 8.  Financial Statements and Supplementary Data

     Information required by this item is incorporated by reference to pages 15 through 25 and the top of page 26 of SJI's Annual Report to Shareholders for the year ended December 31, 2000 which is attached to this report.


           Item 9.  Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure

                                      None


                                     SJI-12


                                    PART III


          Item 10.  Directors and Executive Officers of the Registrant

     Information required by this item relating to the directors of SJI is incorporated by reference to pages 1 through 5 of SJI's definitive Proxy Statement, dated March 9, 2001, filed in connection with SJI's 2001 Annual Meeting of Shareholders. Information required by this item relating to the executive officers of SJI is set forth in Item 4-A of this report.


                        Item 11.  Executive Compensation

     Information required by this item is incorporated by reference to pages 8 through 11 of SJI's definitive Proxy Statement, dated March 9, 2001, filed in connection with SJI's 2001 Annual Meeting of Shareholders.


    Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information required by this item is incorporated by reference to pages 5 and 6 of SJI's definitive Proxy Statement, dated March 9, 2001, filed in connection with SJI's 2001 Annual Meeting of Shareholders.


            Item 13.  Certain Relationships and Related Transactions

     Information required by this item is incorporated by reference to page 6 of SJI's definitive Proxy Statement, dated March 9, 2001, filed in connection with SJI's 2001 Annual Meeting of Shareholders.


                                     SJI-13


                                    PART IV

   Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a) Listed below are all financial statements and schedules filed as part of this report:

     1 - The consolidated financial statements and notes to consolidated financial statements together with the report thereon of Deloitte & Touche LLP, dated February 14, 2001, are incorporated herein by reference to pages 15 through 25 of SJI's Annual Report to Shareholders for the year ended December 31, 2000 which is attached to this report.

     2 - Supplementary Financial Information

     Information regarding selected quarterly financial data is incorporated herein by reference to page 26 of SJI's Annual Report to Shareholders for the year ended December 31, 2000 which is attached to this report.

     Supplemental Schedules as of December 31, 2000, 1999 and 1998 and for the three years ended December 31, 2000, 1999, and 1998:

     The Independent Auditors' Report of Deloitte & Touche LLP, Auditors of SJI (page 22).

     Schedule II - Valuation and Qualifying Accounts (page 23).

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

(3)(ii) Bylaws of South Jersey Industries, Inc. as amended and restated through November 17, 2000 (filed herewith).

                                     SJI-14


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

                                     SJI-15


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

                                     SJI-16


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

                                     SJI-17


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

(10)(l)(b)* Schedule of Deferred Compensation Agreements. Incorporated by reference from Exhibit (10)(l)(b) of Form 10-K for 1997 (1-6364).

                                     SJI-18


Exhibit Number     Description/Reference

(10)(l)(d)* Form of Officer Employment Agreement between certain officers and either South Jersey Industries, Inc. or its subsidiaries. Incorporated by reference from Exhibit
                   (10)(l)(d) of Form 10-K for 1999 (1-6364).

(10)(l)(e)* Schedule of Officer Employment Agreements. Incorporated by reference from Exhibit (10)(l)(e) of Form 10-K for 1999 (1-6364).

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

(10)(l)(j)*        1997 Stock Option and Stock Appreciation Rights Plan.
                   Incorporated by reference from Exhibit (10)(l)(j) of Form 10-K for 1999 (1-6364).

(12) Calculation of Ratio of Earnings to Fixed Charges (Before Federal Income Taxes) (filed herewith).

(13) The Annual Report to Shareholders of SJI for the year ended December 31, 2000 is filed as an exhibit hereto solely to the extent portions are specifically incorporated by reference herein (filed herewith).

(21)               Subsidiaries of the Registrant (filed herewith).

(23)               Independent Auditors' Consent (filed herewith).

(24)               Power of Attorney (filed herewith).


* Constitutes a management contract or a compensatory plan or arrangement.

                                     SJI-19


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

                                       Date   March 21, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                        Title                         Date



/s/ Charles Biscieglia         Chairman of the Board,            March 21, 2001
(Charles Biscieglia)           President and Chief Executive
                               Officer



/s/ David A. Kindlick          Vice President                    March 21, 2001
(David A. Kindlick)            (Principal Financial Officer)



/s/ William J. Smethurst, Jr.  Treasurer                         March 21, 2001
(William J. Smethurst, Jr.)    (Principal Accounting Officer)



/s/ George L. Baulig           Vice President & Corporate        March 21, 2001
(George L. Baulig)             Secretary




/s/ Shirli M. Billings         Director                          March 21, 2001
(Shirli M. Billings)



/s/ Keith S. Campbell          Director                          March 21, 2001
(Keith S. Campbell)



/s/ Sheila Hartnett-Devlin     Director                          March 21, 2001
(Sheila Hartnett-Devlin)

                                     SJI-20


       Signature                        Title                         Date




/s/ Richard L. Dunham          Director                          March 21, 2001
(Richard L. Dunham)



__________________________     Director                          March 21, 2001
(W. Cary Edwards)



/s/ Thomas L. Glenn, Jr.       Director                          March 21, 2001
(Thomas L. Glenn, Jr.)



/s/ Herman D. James            Director                          March 21, 2001
(Herman D. James)



/s/ Clarence D. McCormick      Director                          March 21, 2001
(Clarence D. McCormick)



/s/ Frederick R. Raring        Director                          March 21, 2001
(Frederick R. Raring)


                                     SJI-21




                          INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Shareholders of South Jersey Industries, Inc.:

     We have audited the consolidated financial statements of South Jersey Industries, Inc. and its subsidiaries as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated February 14, 2001; such financial statements and report are included in your 2000 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of South Jersey Industries, Inc. and its subsidiaries, listed in Item 14(a) 2. This financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
February 14, 2001


                                     SJI-22




                                 SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
                                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                 (In Thousands)

             Col. A                 Col. B                  Col. C                 Col. D          Col. E
---------------------------------------------------------------------------------------------------------------
                                                           Additions
                                              ----------------------------------

                                  Balance at   Charged to       Charged to                         Balance at
                                   Beginning    Costs and    Other Accounts -     Deductions -         End
         Classification            of Period    Expenses       Describe (a)       Describe (b)     of  Period
---------------------------------------------------------------------------------------------------------------
Provision for Uncollectible
Accounts for the Year Ended
December 31, 2000                      $1,117       $2,280                 $231          $1,585         $2,043


Provision for Uncollectible
Accounts for the Year Ended
December 31, 1999                      $1,283         $952                 $336          $1,454         $1,117


Provision for Uncollectible
Accounts for the Year Ended
December 31, 1998                      $1,530       $1,477                 $411          $2,135         $1,283



(a)  Recoveries of accounts previously written off and minor adjustments.

(b)  Uncollectible accounts written off.



                                     SJI-23