Form 10-Q
period 2001-03-31
SOUTH JERSEY INDUSTRIES INC
filed 2001-05-18
CIK 91928

Page 1 of 29

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 2001            Commission File Number 1-6364


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

                             Yes  [X]      No  [  ]


As of May 4, 2001, there were 11,669,366 shares of the registrant's common stock outstanding.

                                   - Cover -



                        PART I --  FINANCIAL INFORMATION



            Item 1.  Financial Statements -- See Pages 3 through 16



                                     SJI-2


                SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                   (In Thousands Except for Per Share Data)

                                                        Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                        2001          2000
                                                    ------------  ------------
Operating Revenues:
  Utility                                              $202,441      $146,118
  Nonutility                                            140,184        21,404
                                                    ------------  ------------
      Total Operating Revenues                          342,625       167,522
                                                    ------------  ------------
Operating Expenses:
  Cost of Gas Sold - Utility                            144,340        87,915
  Cost of Sales - Nonutility                            134,542        18,377
  Operations                                             10,427        10,600
  Maintenance                                             2,885         2,776
  Depreciation                                            5,201         4,944
  Income Taxes                                           15,447        13,626
  Energy and Other Taxes                                  4,476         4,383
                                                    ------------  ------------
      Total Operating Expenses                          317,318       142,621
                                                    ------------  ------------
Operating Income                                         25,307        24,901
                                                    ------------  ------------

Unrealized Gain on Derivatives (Note 1)                   2,821             -
                                                    -----------   -----------
Interest Charges:
  Long-Term Debt                                          4,232         3,833
  Short-Term Debt and Other                               1,447         1,226
                                                    ------------  ------------
      Total Interest Charges                              5,679         5,059
                                                    ------------  ------------
Preferred Dividend Requirements of Subsidiary               766           771
                                                    ------------  ------------
Income from Continuing Operations                        21,683        19,071

Loss from Discontinued Operations - Net                    (149)          (90)

Cumulative Effect of Accounting Change - Net
 (Note 1)                                                   148             -
                                                    ------------  ------------
Net Income Applicable to Common Stock                   $21,682       $18,981
                                                    ============  ============
Average Shares of Common Stock Outstanding               11,588        11,284
                                                    ============  ============
Earnings Per Common Share:
  Continuing Operations                                   $1.87         $1.69
  Discontinued Operations - Net                           (0.01)        (0.01)
  Cumulative Effect of Accounting Change -
   Net (Note 1)                                            0.01             -
                                                    ------------  ------------
     Earnings Per Common Share                            $1.87         $1.68
                                                    ============  ============
Dividends Declared Per Common Share                      $0.370        $0.365
                                                    ============  ============


The accompanying footnotes are an integral part of the financial statements.

                                     SJI-3

                         SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (In Thousands)

                                                              (Unaudited)
                                                               March 31,           December 31,
                                                       --------------------------  ------------
                                                           2001          2000          2000
                                                       ------------  ------------  ------------
Assets

Property, Plant and Equipment:
  Utility Plant, at original cost                         $773,229      $731,658      $765,561
    Accumulated Depreciation                              (211,993)     (195,958)     (208,292)
  Nonutility Property and Equipment, at cost                 6,898         3,487         6,042
    Accumulated Depreciation                                (1,008)         (960)         (988)
                                                       ------------  ------------  ------------
        Property, Plant and Equipment - Net                567,126       538,227       562,323
                                                       ------------  ------------  ------------
Investments:
  Available-for-Sale Securities                              2,528         1,747         2,540
  Investment in Affiliate                                    1,447         2,313         4,451
                                                       ------------  ------------  ------------
        Total Investments                                    3,975         4,060         6,991
                                                       ------------  ------------  ------------
Current Assets:
  Cash and Cash Equivalents                                  5,097         9,061         7,227
  Notes Receivable - Affiliate                               2,870         2,165         1,055
  Accounts Receivable                                      108,457        67,619        80,480
  Unbilled Revenues                                         35,598        16,590        45,022
  Provision for Uncollectibles                              (2,031)       (1,034)       (2,043)
  Natural Gas in Storage, average cost                      10,960        10,227        31,957
  Materials and Supplies, average cost                       3,894         3,952         4,037
  Prepaid Taxes                                                  -             -         3,960
  Derivatives                                               27,880             -             -
  Prepayments and Other Current Assets                       2,814         3,149         3,128
                                                       ------------  ------------  ------------
        Total Current Assets                               195,539       111,729       174,823
                                                       ------------  ------------  ------------
Accounts Receivable - Merchandise                              606           987           705
                                                       ------------  ------------  ------------
Regulatory and Other Non-Current Assets:
  Environmental Remediation Costs:
    Expended - Net                                           9,853        17,840        18,474
    Liability for Future Expenditures                       51,029        51,029        51,029
  Gross Receipts & Franchise Taxes                           2,587         3,030         2,698
  Income Taxes - Flowthrough Depreciation                   10,308        11,286        10,553
  Deferred Fuel Costs - Net                                 30,949         6,517        28,810
  Deferred Postretirement Benefit Costs                      4,441         4,820         4,536
  Derivatives                                                1,068             -             -
  Other                                                      9,025         6,791         9,037
                                                       ------------  ------------  ------------
        Total Regulatory and Other Non-Current
         Assets                                            119,260       101,313       125,137
                                                       ------------  ------------  ------------
              Total Assets                                $886,506      $756,316      $869,979
                                                       ============  ============  ============

The accompanying footnotes are an integral part of the financial statements.

                                             SJI-4

                         SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (In Thousands)

                                                               (Unaudited)
                                                                March 31,          December 31,
                                                       --------------------------  ------------
                                                           2001          2000          2000
                                                       ------------  ------------  ------------
Capitalization and Liabilities

Common Equity:
  Common Stock                                             $14,479       $14,105       $14,375
  Premium on Common Stock                                  132,108       124,400       129,360
  Retained Earnings                                         75,399        65,330        58,004
                                                       ------------  ------------  ------------
        Total Common Equity                                221,986       203,835       201,739
                                                       ------------  ------------  ------------
Preferred Stock and Securities of Subsidiary:
   Redeemable Cumulative Preferred Stock:
     South Jersey Gas Company, Par Value $100
      per share
       Authorized - 43,104, 45,504 and 43,104
        shares
       Outstanding Shares:
          Series A, 4.7% - 300, 1,200 and 300
           shares                                               30           120            30
          Series B, 8% - 17,742, 19,242 and
           17,742 shares                                     1,774         1,924         1,774
   South Jersey Gas Company-Guaranteed
    Manditorily Redeemable Preferred Securities
    of Subsidiary Trust:
       Par Value $25 per share, 1,400,000 shares
       Authorized and Outstanding                           35,000        35,000        35,000
                                                       ------------  ------------  ------------
        Total Preferred Stock and Securities
         of Subsidiary                                      36,804        37,044        36,804
                                                       ------------  ------------  ------------
Long-Term Debt                                             199,793       178,373       204,981
                                                       ------------  ------------  ------------
        Total Capitalization                               458,583       419,252       443,524
                                                       ------------  ------------  ------------
Current Liabilities:
  Notes Payable                                             99,850        82,000       121,200
  Current Maturities of Long-Term Debt                      11,876        11,876        11,876
  Accounts Payable                                          62,033        34,114        84,004
  Customer Deposits                                          5,455         5,462         5,366
  Environmental Remediation Costs                           17,266        13,965        17,286
  Taxes Accrued                                             17,424        16,683         1,479
  Derivatives                                               25,680             -             -
  Interest Accrued and Other Current Liabilities            13,931        13,839        15,816
                                                       ------------  ------------  ------------
        Total Current Liabilities                          253,515       177,939       257,027
                                                       ------------  ------------  ------------
Deferred Credits and Other Non-Current Liabilities:
  Deferred Income Taxes - Net                              110,461        92,091       105,037
  Investment Tax Credits                                     4,427         4,757         4,513
  Pension and Other Postretirement Benefits                 13,828        13,791        13,394
  Environmental Remediation Costs                           37,886        41,354        37,886
  Derivatives                                                  196             -             -
  Other                                                      7,610         7,132         8,598
                                                       ------------  ------------  ------------
        Total Deferred Credits
          and Other Non-Current Liabilities                174,408       159,125       169,428
                                                       ------------  ------------  ------------
Commitments and Contingencies (Note 8)

              Total Capitalization and Liabilities        $886,506      $756,316      $869,979
                                                       ============  ============  ============

The accompanying footnotes are an integral part of the financial statements.

                                     SJI-5


                       SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                       (In Thousands)

                                                                   Three Months Ended
                                                                         March 31,
                                                                ---------------------------
                                                                    2001           2000
                                                                ------------   ------------
Cash Flows from Operating Activities:

   Net Income Applicable to Common Stock                            $21,682        $18,981
   Adjustments to Reconcile Net Income to Cash Flows
    Provided by Operating Activities:
     Depreciation and Amortization                                    5,791          5,860
     Unrealized Gain on Derivatives                                  (2,821)             -
     Provision for Losses on Accounts Receivable                        519             61
     Revenues and Fuel Costs Deferred - Net                          (2,139)         6,657
     Deferred and Non-Current Income Taxes and
      Credits - Net                                                   5,186          1,029
     Environmental Remediation Costs - Net                            8,601          7,800
     Changes in:
       Accounts Receivable                                          (19,084)       (18,895)
       Inventories                                                   21,140         16,972
       Prepayments and Other Current Assets                             314             54
       Prepaid and Accrued Taxes - Net                               19,905         20,189
       Accounts Payable and Other Accrued Liabilities               (23,767)        (6,356)
     Other - Net                                                       (397)         1,399
                                                                ------------   ------------
          Net Cash Provided by Operating Activities                  34,930         53,751
                                                                ------------   ------------
Cash Flows from Investing Activities:

   Investment in Affiliate                                            3,004            (63)
   Loan to Affiliate                                                 (1,815)           485
   Capital Expenditures, Cost of Removal and Salvage                (10,262)       (10,177)
                                                                ------------   ------------
          Net Cash Used in Investing Activities                      (9,073)        (9,755)
                                                                ------------   ------------
Cash Flows from Financing Activities:

   Net Repayments of Lines of Credit                                (21,350)       (37,950)
   Principal Repayments of Long-Term Debt                            (5,188)        (2,188)
   Dividends on Common Stock                                         (4,286)        (4,117)
   Proceeds from Sale of Common Stock                                 2,837          3,686
                                                                ------------   ------------
          Net Cash Used in Financing Activities                     (27,987)       (40,569)
                                                                ------------   ------------
Net (Decrease)Increase in Cash and Cash Equivalents                  (2,130)         3,427
Cash and Cash Equivalents at Beginning of Period                      7,227          5,634
                                                                ------------   ------------
Cash and Cash Equivalents at End of Period                           $5,097         $9,061
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

     Derivative Instruments - The regulated and unregulated subsidiaries of South Jersey Industries are involved in the buying, selling, transporting and storing of natural gas for their own accounts as well as managing these activities for others. As such, these subsidiaries are subject to market risk due to fluctuations in price. To hedge against this risk, the Company enters into a variety of physical and financial transactions including forward contracts, swaps, futures, and options agreements.

     SJI has structured its subsidiaries such that South Jersey Gas Company and South Jersey Energy Company transact commodities on a physical basis only and enter into no financial derivative positions directly. South Jersey Resources Group, LLC (SJRG) performs this function for these entities and enters into the types of transactions noted above. It is management's policy, to the extent that is practical, to have no open positions while conducting these activities.

     Effective January 1, 2001, SJI adopted Financial Accounting Standards Board (FASB) Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities, as amended." All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable

                                     SJI-7


to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. SJI has elected to not designate any derivative instruments as fair value or cash flow hedges.

     The adoption of FASB No. 133 on January 1, 2001 resulted in an increase to net income of $148,000 which is reported as a cumulative effect of a change in accounting principle.

     In accordance with SJI's accounting policy for derivative instruments, all derivative instruments that were not exempted by SJI from the requirements of FASB No. 133 are recorded on the balance sheet at fair market value. In connection with those derivative instruments that were not designated as hedging instruments, it is SJI's policy to record changes in the fair value in the condensed consolidated statements of income under Unrealized Gain on Derivatives. For the three months ended March 31, 2001, the change in fair value of non-designated derivative instruments was determined to be $2.8 million. Such an amount is specifically attributable to contracts for the purchase and sale of natural gas executed by SJRG that (i) were expected to be financially-settled but which SJI elected not to designate as either fair value or cash flow hedges and (ii) were expected to be physically-settled, but which SJI elected not to exempt as normal purchases and normal sales pursuant to paragraph 10(b) of FASB No. 133.

     Fair value of the derivative investments is determined by reference to quoted market prices of listed contracts, published quotations or quotations from independent parties.

     Currently, there are ongoing discussions surrounding the implementation and interpretation of FASB No. 133 by the Financial Accounting Standards Board's Derivatives Implementation Group. SJI implemented FASB No. 133 based on current rules and guidance in place as of January 1, 2001 and through March 31, 2001. However, if such guidance is altered, this may impact subsequent reported operating results.

                                     SJI-8


Note 2.  Discontinued Operations and Affiliations:

     Discontinued Operations - Summarized operating results of the discontinued operations were (in thousands):

                                                     Three Months Ended
                                                          March 31,
                                                      2001         2000
                                                    --------     --------
     Income (Loss) before Income Taxes:
       Sand Mining (See Note 8)                     $   944      $   (32)
       Construction                                       3           (1)
       Fuel Oil                                         (20)         (20)
       Wholesale Electric (See Note 8)               (1,177)         (95)
     Income Tax Credits                                 101           58
                                                    --------     --------
     Loss from Discontinued
      Operations - Net                              $  (149)     $   (90)
                                                    ========     ========

     Earnings per Common Share
      from Discontinued Operations                  $ (0.01)     $ (0.01)
                                                    ========     ========


     Affiliations - SJRG was formed to provide natural gas storage, peaking services and transportation capacity for wholesale customers in New Jersey and surrounding states. Prior to January 1, 2001, SJRG was formerly owned by SJ EnerTrade, Inc., a wholly-owned subsidiary of South Jersey Energy (SJE), and UPR Energy Marketing, Inc. (UPR) who each held a 50% non-controlling interest. In January 2001, SJRG became a wholly-owned subsidiary of SJI when UPR redeemed its 50% interest in SJRG for the book value of their investment.

     In January 1999, SJI and Conectiv Solutions, LLC, formed Millennium Account Services, LLC to provide meter reading services in southern New Jersey.

     In June 1999, SJE and Energy East Solutions, Inc. formed South Jersey Energy Solutions, LLC (SJES) to market retail electricity and energy management services. SJES began supplying retail electric during the first quarter of 2000.

     In April 2000, SJE and GZA GeoEnvironmental, Inc. (GZA) formed AirLogics, LLC to market a jointly developed air monitoring system designed to assist companies involved in environmental cleanup activities.

     In October 2000, SJI formed Marina Energy LLC (Marina), a wholly-owned subsidiary, to develop energy related projects in southern New Jersey. In December 2000, Marina Energy entered into a 20-year contract with Marina District Development Corporation to supply heat, hot water and cooling to The Borgata Resort. Marina will develop, construct and operate a $40 million thermal energy plant. The plant is scheduled for completion in July 2003.

                                     SJI-9


Note 3.  Common Stock:

     SJI has 20,000,000 shares of authorized Common Stock. The following shares were issued and outstanding:

                                                     2001          2000
                                                  ----------    ----------
     Beginning Balance, January 1                 11,499,701    11,152,175
     New Issues During Quarter:
       Dividend Reinvestment Plan                     82,757       125,307
       Employees' Stock Ownership Plan                   948           957
       Stock Option, Stock Appreciation
        Rights, and Restricted Stock
        Award Plan                                         -         5,545
       Directors' Restricted Stock Plan                    -           180
                                                  ----------    ----------
     Ending Balance, March 31                     11,583,406    11,284,164
                                                  ==========    ==========


     The par value ($1.25 per share) of stock issued in 2001 and 2000 was credited to Common Stock. Net excess over par value of approximately $2.7 million and $3.5 million was credited to Premium on Common Stock for the three months ended March 31, 2001 and 2000, respectively.

     Dividend Reinvestment Plan (DRP) and Employees' Stock Ownership Plan
(ESOP) - All shares offered through the DRP and ESOP are issued directly by SJI. As of March 31, 2001, SJI reserved 276,277 and 22,487 shares of authorized, but unissued, common stock for future issuance to the DRP and ESOP, respectively.

     Stock Option, Stock Appreciation Rights, and Restricted Stock Award Plan - Under this plan, no more than 306,000 shares in the aggregate may be issued to SJI's officers and other key employees. No options or stock appreciation rights may be granted under the Plan after November 22, 2006. At both March 31, 2001 and 2000, SJI had 4,500 options outstanding, all exercisable at $24.69 per share. No options and no stock appreciation rights were granted in 2001 or 2000. In 1999, the Plan was amended to include restricted stock awards. As of March 31, 2001, 36,665 restricted shares were granted.

     Earnings Per Common Share - We present basic EPS based on the weighted-average number of common shares outstanding. Our stock options and restricted stock outstanding at March 31, 2001 and 2000, do not dilute our EPS as calculated in accordance with FASB No. 128, "Earnings Per Share."

                                     SJI-10


Note 4.  Income Taxes:

     The significant components of federal and state income taxes reflected in the condensed consolidated statements of income are as follows (in thousands):

                                                     Three Months Ended
                                                          March 31,
                                                      2001         2000
                                                    --------     --------
     Current:
       Federal                                      $  7,375     $  9,484
       State                                           2,638        3,114
                                                    --------     --------
           Total Current                              10,013       12,598
                                                    --------     --------
     Deferred:
       Federal                                         4,483          984
       State                                           1,038          136
                                                    --------     --------
           Total Deferred                              5,521        1,120
                                                    --------     --------
     Investment Tax Credits                              (87)         (92)
                                                    --------     --------
     Income Taxes - Continuing Operations             15,447       13,626
     Income Taxes - Discontinued Operations             (101)         (58)
                                                    --------     --------
           Net Income Taxes                         $ 15,346     $ 13,568
                                                    ========     ========


Note 5.  Recent Regulatory Actions:

     In January 1997, the New Jersey Board of Public Utilities (BPU) granted SJG a total rate increase of $10.3 million. The $6.0 million base rate portion of the increase was based on a 9.62% rate of return on rate base, which included an 11.25% return on common equity. Additionally, SJG's threshold for sharing pre-tax margins generated by interruptible and off-system sales and transportation (Sharing Formula) increased from $4.0 million to $5.0 million. With the completion of major construction projects, this $5.0 million threshold increased to $7.8 million. SJG keeps 100% of pre-tax margins up to the threshold level and 20% of margins above that level. In October 1998, the BPU approved a revision to the Sharing Formula as part of an agreement to modify SJG's Temperature Adjustment Clause (TAC). The revision credits the first $750,000 above the current threshold level to the Levelized Gas Adjustment Clause (LGAC) customers. Thereafter, SJG keeps 20% of the pre-tax margins as it has historically.

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

     Effective January 10, 2000, the BPU approved full unbundling of SJG's system. This allows all natural gas consumers to select their natural gas supplier. As of March 31, 2001, 33,156 of SJG's residential customers were purchasing their gas commodity from someone other than SJG. The bills of those using a gas supplier other than SJG are reduced for cost of gas charges and applicable taxes. The resulting decrease in revenues is offset by a corresponding decrease in gas costs and taxes under SJG's BPU-approved fuel clause. SJG's net income and financial condition are not affected as a result of the unbundling.

     In addition to allowing all customers to select their own supplier, the unbundling settlement also created an incentive to customers to select a supplier, other than SJG, in the form of a Market Development Credit (MDC). This credit is being provided to customers over a two-year period beginning January 2000, and will approximate $2.5 million plus carrying costs through December 2001. This credit was provided for on SJG's books as a Deferred Credit. Therefore, the impact of the MDC will not materially impact future periods.

     Also approved was the recovery of carrying costs on the RAC, as previously discussed, and a modification to SJG's LGAC. Underrecovered gas costs of $11.9 million as of October 31, 1999, and carrying costs thereon, are being recovered over a three-year period beginning January 2000.

     In August 2000, SJG filed its annual LGAC and TAC for 2000-2001. The filing requested a $35.0 million increase to its LGAC. However, due to unprecedented natural gas price run-ups, SJG filed for an additional increase in October 2000.

     On November 16, 2000, SJG received approval to increase its LGAC. The impact of this increase will be approximately 19.0% to a typical residential heating customer. The BPU also approved the creation of a flexible pricing mechanism, allowing for five additional 2.0% increases effective for December 2000 and January, February, March and April of 2001. In March 2001, the BPU approved additional LGAC rate increases for SJG using a flexible pricing mechanism. Additional rate increases of 2% in May, June and July 2001 were approved. In addition, the ruling permits SJG to recover unrecovered gas costs as of October 31, 2001 with interest at 5.5% over a three-year period, beginning December 1, 2001. Recoverable interest costs will begin accruing on April 1, 2001.

                                     SJI-12


Note 6.  Segments of Business:

     Information about SJI's operations in different industry segments is presented below (in thousands):

                                                         Three Months Ended
                                                              March 31,
                                                          2001         2000
                                                        --------     --------
     Operating Revenues:
       Gas Utility Operations                           $219,456     $147,002
       Wholesale Gas Operations                          130,593            -
       Retail Gas and Other Nonutility Operations         34,965       21,762
                                                        --------     --------
           Subtotal                                      385,014      168,764

       Intersegment Sales                                (42,389)      (1,242)
                                                        --------     --------

       Total Operating Revenues                         $342,625     $167,522
                                                        ========     ========

     Operating Income:
       Gas Utility Operations                           $ 35,759     $ 36,000
       Wholesale Gas Operations                              994            -
       Retail Gas and Other Nonutility Operations          3,679        2,438
                                                        --------     --------
           Subtotal                                       40,432       38,438
       Income Taxes                                      (15,447)     (13,626)
       General Corporate                                     322           89
                                                        --------     --------

       Total Operating Income                           $ 25,307     $ 24,901
                                                        ========     ========

     Depreciation and Amortization:
       Gas Utility Operations                           $  5,769     $  5,829
       Retail Gas and Other Nonutility Operations             15           26
       Discontinued Operations                                 7            5
                                                        --------     --------

       Total Depreciation and Amortization              $  5,791     $  5,860
                                                        ========     ========

     Property Additions:
       Gas Utility Operations                           $  9,275     $  9,770
       Retail Gas and Other Nonutility Operations            876          240
                                                        --------     --------

       Total Property Additions                         $ 10,151     $ 10,010
                                                        ========     ========


                                     SJI-13


                                                         Three Months Ended
                                                              March 31,
                                                          2001         2000
                                                        --------     --------

     Identifiable Assets:
       Gas Utility Operations                           $825,962     $732,229
       Wholesale Gas Operations                           40,575            -
       Retail Gas and Other Nonutility Operations         28,042       15,020
       Discontinued Operations                             2,220        2,296
                                                        --------     --------

           Subtotal                                      896,799      749,545

     Corporate Assets                                     22,549       18,213
     Intersegment Assets                                 (32,842)     (11,442)
                                                        --------     --------

           Total Identifiable Assets                    $886,506     $756,316
                                                        ========     ========


     Gas Utility Operations consist primarily of natural gas distribution to residential, commercial and industrial customers. Wholesale Gas Operations include the activities of SJRG. Retail Gas and Other Nonutility Operations include the natural gas and electric acquisition and transportation service companies.

     SJI's interest expense relates primarily to SJG's borrowing and financing activities. Interest income is essentially derived from borrowings between the subsidiaries and is eliminated during consolidation. These amounts are included in our condensed consolidated statements of income and not shown above.

Note 7.  Retained Earnings:

     Restrictions exist under various loan agreements regarding the amount of cash dividends or other distributions that we may pay on SJG's common stock. SJI's total equity in its subsidiaries' retained earnings, which is free of these restrictions, was $71.8 million as of March 31, 2001.

Note 8.  Commitments and Contingencies:

     Construction and Environmental - SJI's estimated cost of construction and environmental remediation programs for 2001 totals $58.6 million. Commitments were made regarding some of these programs.

     Pending Litigation - SJI is subject to claims arising from the ordinary course of business and other legal proceedings. In November 1999, Goldin Associates LLC, Trustee for the Power Company of America Liquidating Trust
(PCA), filed a complaint in bankruptcy court against SJE seeking damages and attorneys' fees. PCA was a wholesale electricity trading company with whom SJE did business. SJE formally exited the wholesale electric business in 1999 and all related activity is recorded as discontinued operations. We believe SJE

                                     SJI-14


acted prudently, responsibly and in accordance with contractual obligations in its transactions with PCA. However, to avoid protracted litigation, SJE has entered into a settlement agreement with PCA to resolve all issues related to this litigation. The settlement agreement did not materially affect SJI's financial position, results of operations or liquidity.

    In 1998, we recognized a loss from discontinued operations that was in a large part due to a product liability settlement related to The Morie Company, Inc. (Morie), a former sand mining subsidiary. During the first quarter of 2001, we reached an agreement in principle with certain of the subsidiary's primary insurers under which we will recover a portion of the previously recognized loss.

     Standby Letter of Credit - SJI has provided a $17 million standby letter of credit to Marina District Development Corporation in support of Marina Energy's contractual obligations to construct the thermal energy plant and to supply heat, hot water and cooling to The Borgata Resort.

     Environmental Remediation Costs - SJI incurred and recorded costs for environmental cleanup of sites where SJG or its predecessors operated gas manufacturing plants. SJG stopped manufacturing gas in the 1950s. SJI and some of its nonutility subsidiaries also recorded costs for environmental cleanup of sites where South Jersey Fuel, Inc. (SJF) previously operated a fuel oil business and Morie maintained equipment, fueling stations and storage.

     SJI has successfully entered into settlements with all of its historic comprehensive general liability carriers regarding the environmental remediation expenditures at the SJG sites. In addition, SJG has purchased a Cleanup Cost Cap Insurance Policy which limits the amount of remediation expenditures that SJG will be required to make at 11 of its sites. This Policy will be in force for a 25-year period at 10 sites and for a 30-year period at one site. The following future cost estimates have not been reduced by any insurance recoveries from settlements or the Cleanup Cost Cap Insurance Policy.

     Since the early 1980s, SJI accrued environmental remediation costs of $129.0 million, of which $73.9 million was spent as of March 31, 2001. With the assistance of an outside consulting firm, we estimate that future costs to clean up SJG's sites will range from $51.0 million to $148.5 million. We recorded the lower end of this range as a liability. It is reflected on the 2001 condensed consolidated balance sheet under the captions Current Liabilities and Deferred Credits and Other Non-Current Liabilities. SJG did not adjust the accrued liability for future insurance recoveries, which we were successful in pursuing. We used these proceeds to offset related legal fees and to reduce the balance of deferred environmental remediation costs.
Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements.

                                     SJI-15


     The major portion of accrued environmental costs relate to the cleanup of SJG's former gas manufacturing sites. SJG recorded $122.3 million for the remediation of these sites and spent $71.3 million through March 31, 2001.

     SJG has two regulatory assets associated with environmental cost. The first asset is titled Environmental Remediation Cost: Expended - Net. These expenditures represent what was actually spent to clean up former gas manufacturing plant sites. These costs meet the requirements of FASB No. 71, "Accounting for the Effects of Certain Types of Regulation." The BPU allows SJG to recover expenditures through the RAC. SJG's current recovery level includes remediation costs expended through July 1998, and petitions to recover costs through July 2000 are pending.

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

     SJG files with the BPU to recover these costs in rates through its RAC. The BPU has consistently allowed the full recovery over 7-year periods, and SJG believes this will continue. As of March 31, 2001, SJG's unamortized remediation costs of $9.9 million are reflected on the condensed consolidated balance sheet under the caption, Regulatory and Other Non-Current Assets.
Since implementing the RAC in 1992, SJG recovered $25.9 million through rates as of March 31, 2001.

     With Morie's sale, Energy and Minerals, Inc. (EMI) assumed responsibility for environmental liabilities estimated between $2.8 million and $8.8 million. The information available on these sites is sufficient only to establish a range of probable liability, and no point within the range is more likely than any other. Therefore, EMI continues to accrue the lower end of the range. Changes in the accrual are included in the condensed consolidated statements of income under the caption, Loss from Discontinued Operations - Net.

     SJI and SJF estimated their potential exposure for the future remediation of four sites where fuel oil operations existed years ago. Estimates for SJI's site range between $0.1 million and $0.2 million, while SJF's estimated liability ranges from $1.1 million to $3.1 million for its three sites.
Amounts sufficient to cover the lower ends of these ranges were recorded and are reflected on the 2001 condensed consolidated balance sheet under Current Liabilities and Deferred Credits and Other Non-Current Liabilities as of
March 31, 2001.

                                     SJI-16

          Item 2.  Management's Discussion and Analysis of Results of
                       Operations and Financial Condition


Overview

     South Jersey Industries (SJI) is an energy services holding company which provides a variety of products and services through the following subsidiaries:

     1) South Jersey Gas Company (SJG) is a regulated natural gas utility. SJG distributes natural gas to almost 284,000 customers in the seven southernmost counties of New Jersey. SJG also:

         * makes off-system sales of natural gas on a wholesale basis to various customers on the interstate pipeline system;
         * transports natural gas purchased directly from producers or suppliers for our own sales and for some of our customers;
         * services appliances via the sale of appliance warranty programs, as well as on a time and materials basis.

     2) South Jersey Energy Company (SJE) acquires and markets natural gas to retail end users and provides total energy management services to commercial and industrial customers. SJE has one subsidiary, SJ EnerTrade (EnerTrade), that primarily provides services for the sale of natural gas to the casino industry in Atlantic City, New Jersey. SJE operates South Jersey Energy Solutions, a limited liability corporation equally owned with Energy East Solutions, Inc., which markets retail electricity in New Jersey. SJE also markets an air quality monitoring system through AirLogics, LLC. SJE has a 50% equity interest in AirLogics. GZA GeoEnvironmental, Inc., an environmental consulting firm, also has a 50% equity interest in AirLogics.

     3) South Jersey Resources Group, LLC (SJRG) is a marketer of natural gas storage, commodity and transportation in the mid-Atlantic and southern states.

     4) Marina Energy LLC (Marina Energy) is a wholly owned subsidiary established in 2000 to develop energy related projects in southern New Jersey.

     SJI also invested in a joint venture with Conectiv Solutions, LLC, forming Millennium Account Services, LLC (Millennium). Millennium provides meter reading services to SJG and Conectiv Power Delivery in southern New Jersey.

                                     SJI-17


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

     A number of factors could cause our actual results to differ materially from those anticipated, including, but not limited to the following: general economic conditions on an international, national, state and local level; weather conditions in our marketing areas; changes in commodity costs; regulatory and court decisions; competition in our regulated and deregulated activities; the availability and cost of capital; our ability to maintain existing and/or establish successful new alliances and joint ventures to take advantage of marketing opportunities; costs and effects of legal proceedings and environmental liabilities; and changes in business strategies.

Customer Choice Legislation

     Effective January 1, 2000, all residential natural gas customers in New Jersey are able to choose their gas supplier under the terms of the Electric Discount and Energy Competition Act of February 1999. Commercial and industrial customers have had the ability to choose gas suppliers since 1987. SJG's residential customers have been able to choose a gas supplier since April of 1997 under a pilot program. As of March 31, 2001, 33,156 SJG residential customers chose a natural gas supplier other than the utility. This number decreased from 47,281 at March 31, 2000 as third party marketers were unable to offer natural gas at prices competitive with those available to consumers under regulated utility tariffs. The bills of customers choosing to purchase natural gas from providers other than the utility are reduced for cost of gas charges and applicable taxes. The resulting decrease in SJG's revenues is offset by a corresponding decrease in gas costs and taxes. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income or financial condition.

                                     SJI-18


Energy Adjustment Clauses

     SJG's Board of Public Utilities approved Temperature Adjustment Clause
(TAC) had the following impacts on 2001 and 2000 first quarter net earnings:

                                                   2001        2000
                                                 --------    --------

     TAC Adjustment (Decrease) Increase to
      Net Income ($ in thousands)

           Quarter Ended 3/31                     $(140)      $1,290


     While the revenue and income impacts of TAC adjustments are recorded as incurred, cash inflows or outflows directly attributable to TAC adjustments generally do not begin until the next TAC year. Each TAC year begins October 1.

Results of Operations - Three Months Ended March 31, 2001
Compared to Three Months Ended March 31, 2000

Operating Revenues - Utility

     Revenues increased $56.3 million in the first quarter of 2001 compared with the prior year period. The primary reasons for the increase were increased off-system sales; higher rates resulting from increases in the Levelized Gas Adjustment Clause (LGAC) that reflect higher gas costs at SJG; and 7,856 additional customers at SJG. The increase in off-system revenues was due to higher prices for natural gas sold. Total volumes of gas sold off-system were lower in 2001 than in the prior year.

     Weather in the first quarter of 2001 was 8.1% colder than the prior year period. Weather was also .2% colder for the first quarter than the 20-year average. Revisions to SJG's TAC that became effective in October 1998 significantly reduced the weather related volatility in SJI's utility revenues. Revenues for 2001 will be closely tied to the 20-year normal temperatures and not actual weather conditions.

     The following is a comparison of operating revenue and throughput for the three month period ended March 31, 2001 vs. the same period ended March 31, 2000.

                                     SJI-19


                                                            1st Quarter
                                                         2001         2000
                                                       --------     --------

     Utility Operating Revenues (Thousands):
       Firm
         Residential                                   $ 96,359     $ 70,673
         Commercial                                      39,833       16,280
         Industrial                                       1,948        2,000
         Cogeneration & Electric Generation                 648        1,222
         Firm Transportation                              9,432       14,012
                                                       --------     --------

           Total Firm Utility Operating Revenues        148,220      104,187

       Interruptible                                        686          499
       Interruptible Transportation                         312          484
       Off-System                                        67,195       39,226
       Capacity Release & Storage                         1,826        1,861
       Other                                              1,217          745
       Intercompany Sales                               (17,015)        (884)
                                                       --------     --------

           Total Utility Operating Revenues            $202,441     $146,118
                                                       ========     ========

     Throughput (MMcf):
       Firm
         Residential                                      9,157        8,481
         Commercial                                       4,214        2,166
         Industrial                                         148          106
         Cogeneration & Electric Generation                  24          138
         Firm Transportation                              5,784        8,465
                                                       --------     --------

           Total Firm Throughput                         19,327       19,356

       Interruptible                                         59           49
       Interruptible Transportation                         621          840
       Off-System                                         9,470       12,070
       Capacity Release & Storage                         6,054       10,539
                                                       --------     --------

           Total Throughput                              35,531       42,854
                                                       ========     ========


Operating Revenues - Nonutility

     Nonutility operating revenues increased by $118.8 million for the first quarter of 2001. The majority of the increase is due to SJRG becoming a wholly owned subsidiary of SJI as of January 1, 2001. Results at SJRG are now consolidated into SJI. Previously, only SJRG's net income was recorded by SJI

                                     SJI-20


under the equity method of accounting. Higher natural gas prices also contributed to the increase.

Cost of Gas Sold - Utility

     Cost of gas sold - utility increased $56.4 million for the first quarter of 2001 compared with the same period in 2000 due principally to increased gas costs for both local distribution and off-system sales. SJG's gas cost during the first quarter of 2001 averaged $6.87/dt compared with $2.87/dt in 2000. Unlike gas costs associated with off-system sales, changes in the cost of gas sold to utility ratepayers are not reflected in Cost of Gas Sold - Utility as incurred. Fluctuations in gas costs to ratepayers not reflected in current rates are deferred and addressed in future periods under the LGAC. Higher gas costs were reflected in rates via a series of LGAC increases since November 2000. Gas supply sources include contract and open-market purchases. SJG secures and maintains its own gas supplies to serve its customers.

Cost of Sales - Nonutility

     Cost of sales - nonutility increased $116.2 million for the first quarter of 2001 due to the consolidation of SJRG's expenses, described in the Operating Revenues - Nonutility section of this report, and higher natural gas costs.

Operations

     A summary of net changes in Operations (in thousands):


                                                Three Months Ended
                                                    March 31,
                                                  2001 vs. 2000
                                                  -------------
          Utility:
            Other Production Expense                $    (18)
            Transmission                                 (23)
            Distribution                                (249)
            Appliance Service - Net                     (138)
            Customer Accounts and Services               250
            Sales                                        (36)
            Administration and General                  (135)
            Other                                          6
          Nonutility                                     170
                                                    --------
                Total Operations                    $   (173)
                                                    ========


                                     SJI-21


     Distribution expenses decreased in the first quarter of 2001 as costs related to our unionized workforce were avoided as a result of a work stoppage that ended on January 17, 2001. Expenses related to performing critical operational functions during the work stoppage were recognized under Administration and General. Customer Accounts and Services costs increased due to higher bad debt expenses directly related to a significant increase in gas costs.

Other Operating Expenses

     A summary of principal changes in other consolidated operating expenses (in thousands):

                                                Three Months Ended
                                                    March 31,
                                                  2001 vs. 2000
                                                  -------------
          Maintenance                                  $109
          Depreciation                                  257
          Income Taxes                                1,821
          Energy and Other Taxes                         93


     Depreciation is higher due to increased investment in property, plant and equipment by SJG. Income Tax changes reflect the impact of changes in pre-tax income.

Unrealized Gain on Derivatives

     Unrealized gain on derivatives is new for the first quarter of 2001 and is the result of adopting FASB No. 133, effective January 1, 2001. See
Note 1 for a full discussion of FASB No. 133.

Interest Charges

     Interest charges increased in the first quarter of 2001 compared with the prior year period. The rise in interest expense was due to increased debt outstanding and higher interest rates. The debt was incurred primarily to support the expansion and upgrade of SJG's gas transmission and distribution system, as well as higher levels of unrecovered gas costs.

                                     SJI-22


Net Income Applicable to Common Stock

     Net income (in thousands) and earnings per common share reflect the following changes:

                                                Three Months Ended
                                                    March 31,
                                                  2001 vs. 2000
                                                  -------------

     Income from Continuing Operations                $2,612
     Loss from Discontinued Operations - Net             (59)
     Cumulative Effect of Accounting Change - Net        148
                                                      ------
           Net Income Increase                        $2,701
                                                      ======

     Earnings per Common Share:
       Continuing Operations                          $ 0.18
       Discontinued Operations - Net                    0.00
       Cumulative Effect of Accounting Change - Net     0.01
                                                      ------
           Earnings per Share Increase                $ 0.19
                                                      ======


        The details affecting the changes in net income and earnings per share are discussed under the appropriate captions above.


Liquidity

     The seasonal nature of gas operations; the timing of construction and remediation expenditures and related permanent financing; as well as mandated tax and sinking fund payment dates require large, short-term cash requirements. These requirements are generally met by cash from operations and short-term lines of credit. We maintain short-term lines of credit with a number of banks, totaling $175.0 million, of which $75.2 million was available at March 31, 2001. The credit lines are uncommitted and unsecured with interest rates typically available based upon the Federal Funds Rates or London Interbank Offered Rates (LIBOR).


                                     SJI-23


     The changes in cash flows from operating activities (in thousands):

                                               Three Months Ended
                                                    March 31,
                                                  2001 vs. 2000
                                                  -------------
     Increases/(Decreases):
     Net Income Applicable to Common Stock          $  2,701
     Depreciation and Amortization                       (69)
     Unrealized Gain on Derivatives                   (2,821)
     Provision for Losses on Accounts Receivable         458
     Revenues and Fuel Costs Deferred - Net           (8,796)
     Deferred and Non-Current Income Taxes and
      Credits - Net                                    4,157
     Environmental Remediation Costs-Net                 801
     Accounts Receivable                                (189)
     Inventories                                       4,168
     Prepayments and Other Current Assets                260
     Prepaid and Accrued Taxes - Net                    (284)
     Accounts Payable and Other Accrued
      Liabilities                                    (17,411)
     Other - Net                                      (1,796)
                                                    --------
           Net Cash Provided by Operating
            Activities                              ($18,821)
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

     Unrealized Gain on Derivatives is a non-cash credit to income and does not impact cash flows until the underlying positions are settled. Changes reflect movement in the fair market value of our derivative investments and the recognition of realized gains and losses on settled positions.

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

                                     SJI-24


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

     Cash flow from nonutility operations is generally retained by those companies with amounts in excess of cash requirements passed up to SJI either as dividends or as temporary short-term loans. Nonutility operations are service oriented and did not require significant investment in capital facilities, inventories or personnel.

Regulatory Matters

     Rate Actions

     In August 2000, SJG filed its annual LGAC, TAC and Demand Side
Management Clause for 2000-2001. The filing requested a $35.0 million increase to its LGAC. However, due to unprecedented natural gas price run-ups, SJG filed for an additional increase in October 2000.

     On November 16, 2000, SJG received approval to increase its LGAC. The impact of this increase was approximately 19.0% to a typical residential heating customer. The BPU also approved the creation of a flexible pricing mechanism, allowing for five additional 2.0% increases effective for December 2000 and January, February, March and April of 2001. In March 2001, the BPU approved additional LGAC rate increases for SJG using a flexible pricing mechanism. Additional rate increases of 2% in May, June and July 2001 were approved. In addition, the ruling permits SJG to recover unrecovered gas costs as of October 31, 2001 with interest at 5.5% over a three-year period, beginning December 1, 2001. Recoverable interest costs will begin accruing on April 1, 2001.

                                     SJI-25


     Other matters are incorporated by reference to Note 5 to the condensed consolidated financial statements included as part of this report.

Capital Resources

     SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental remediation costs. Net construction and remediation expenditures for the first quarter of 2001 amounted to $1.7 million. The costs for 2001, 2002 and 2003 are estimated at approximately $58.6 million, $71.2 million and $60.7 million, respectively. We expect to fund these expenditures from several sources, which may include cash generated by operations, temporary use of short-term debt, sale of medium-term notes or other debt instruments, capital leases, RAC recoveries, insurance recoveries and the issuance of equity.

     SJI raised $2.4 million of equity capital via the issuance of 82,757 shares under our Dividend Reinvestment Plan (DRP) in the first quarter. SJI raised an additional $2.4 million on 84,652 shares issued through the DRP in April 2001.

Other Events

     During the first quarter of 2001, SJI reached an agreement in principle to settle all claims related to the bankruptcy of Power Company of America
(PCA). PCA was a wholesale electricity trading company with whom SJE had done business.

     In 1998, we recognized a loss from discontinued operations that was in a large part due to a product liability settlement related to a former subsidiary. During the first quarter of 2001, we reached an agreement in principle with certain of the subsidiary's primary insurers under which we will recover a portion of the previously recognized loss.

     Results of these agreements are reflected in our condensed consolidated statement of income under Loss from Discontinued Operations - Net.

     SJG employs 401 workers who are members of two separate unions.
Following the expiration of a labor contract, the 354 members of our largest union commenced a work stoppage on November 9, 2000. The remaining 47 unionized employees also commenced a work stoppage on December 13, 2000.
SJG's unionized employees returned to work on January 17, 2001, agreeing to a new 4-year contract. Key elements of the contract include employee contributions toward healthcare costs, wage increases, revised wage structures for new employees, and revisions to sick-time policies. During the work stoppage, operation critical work was conducted mostly by SJI's non-union personnel. As a result of the nature of SJG's operations, the work stoppage did not materially effect the operational or financial condition of SJG or SJI.

                                     SJI-26


            Item 3.  Quantitative and Qualitative Disclosures About
                          Market Risks of the Company


     Commodity Market Risks - The regulated and unregulated subsidiaries of South Jersey Industries are involved in the buying, selling, transporting and storing of natural gas for their own accounts as well as managing these activities for others. As such, these subsidiaries are subject to market risk due to fluctuations in price. To hedge against this risk, we enter into a variety of physical and financial transactions including forward contracts, swaps, futures, and options agreements.

     SJI's subsidiaries are structured such that South Jersey Gas Company and South Jersey Energy Company transact commodities on a physical basis only and enter into no financial derivative positions directly. South Jersey Resources Group, LLC (SJRG) performs this function for these entities and enters into the types of transactions noted above. It is management's policy, to the extent that is practical, to have no open positions while conducting these activities. As a result of holding open positions to a minimal level, the financial impact to SJRG of changes in value of a particular transaction is substantially offset by an opposite change in the related hedge transaction.

     Interest Rate Risk - Our exposure to interest rate risk relates primarily to short-term, variable rate borrowings. A hypothetical 100 basis point increase in interest rates on $121.2 million of variable rate debt outstanding at December 31, 2000 would result in a $715,000 increase in our interest expense net of tax. Our high point for variable rate borrowings typically occurs around year-end. As of March 31, 2001, variable rate borrowings outstanding totaled $99.9 million. The same hypothetical 100 basis point increase applied to that amount would increase our interest expense net of tax by $589,000. Our long-term debt is all issued at fixed rates and, consequently, interest expense to the company is not impacted by changes in market interest rates. Our debt has typically been issued with provisions that do not permit us to retire debt early to take advantage of changes in interest rates. We do not currently use any derivatives to hedge interest rates.


                                     SJI-27



                          PART II -- OTHER INFORMATION


                           Item l.  Legal Proceedings

     Information required by this Item is incorporated by reference to Part I, Item 1, Note 8, beginning on page 14.


                   Item 6.  Exhibits and Reports on Form 8-K

                                      None







                                     SJI-28


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         SOUTH JERSEY INDUSTRIES, INC.
                                  (Registrant)



     Dated:  May 18, 2001          By:  /s/ David A. Kindlick
                                        David A. Kindlick
                                        Vice President and Treasurer





     Dated:  May 18, 2000          By:  /s/ George L. Baulig
                                        George L. Baulig
                                        Vice President & Corporate Secretary




                                     SJI-29