Form 10-Q
period 2001-06-30
SOUTH JERSEY INDUSTRIES INC
filed 2001-08-14
CIK 91928

Page 1 of 30

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 2001             Commission File Number 1-6364


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

                             Yes  [X]      No  [  ]


As of August 7, 2001, there were 11,768,622 shares of the registrant's common stock outstanding.

                                   - Cover -



                        PART I --  FINANCIAL INFORMATION



            Item 1.  Financial Statements -- See Pages 3 through 17



                                     SJI-2



                  SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (In Thousands, Except for Per Share Data)

                                                              Three Months Ended
                                                                   June 30,
                                                            ----------------------
                                                               2001        2000
                                                            ----------  ----------
Operating Revenues:
  Utility                                                     $80,387     $73,198
  Nonutility                                                  138,169      16,230
                                                            ----------  ----------
      Total Operating Revenues                                218,556      89,428
                                                            ----------  ----------
Operating Expenses:
  Cost of Gas Sold - Utility                                   57,182      49,497
  Cost of Sales - Nonutility                                  135,963      14,177
  Operations                                                   10,837      11,031
  Maintenance                                                   1,789       1,726
  Depreciation                                                  5,270       5,024
  Income Taxes                                                     95         248
  Energy and Other Taxes                                        1,908       2,078
                                                            ----------  ----------
      Total Operating Expenses                                213,044      83,781
                                                            ----------  ----------
Operating Income                                                5,512       5,647
                                                            ----------  ----------
Unrealized Loss on Trading (Note 1)                              (220)         -
                                                            ----------  ----------
Interest Charges:
  Long-Term Debt                                                4,092       3,686
  Short-Term Debt and Other                                       635       1,200
                                                            ----------  ----------
      Total Interest Charges                                    4,727       4,886
                                                            ----------  ----------
Preferred Dividend Requirements of Subsidiary                     767         770
                                                            ----------  ----------
Loss from Continuing Operations                                  (202)         (9)

Loss from Discontinued Operations - Net                           (38)       (127)
                                                            ----------  ----------
Net Loss Applicable to Common Stock                             ($240)      ($136)
                                                            ==========  ==========
Average Shares of Common Stock Outstanding                     11,670      11,361
                                                            ==========  ==========
Earnings Per Common Share:
  Continuing Operations                                        ($0.02)      $0.00
  Discontinued Operations - Net                                  0.00       (0.01)
                                                            ----------  ----------
     Earnings Per Common Share                                 ($0.02)     ($0.01)
                                                            ==========  ==========
Dividends Declared Per Common Share                            $0.370      $0.365
                                                            ==========  ==========

The accompanying footnotes are an integral part of the financial statements.

                                     SJG-3

                  SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (In Thousands, Except for Per Share Data)

                                                               Six Months Ended
                                                                   June 30,
                                                            ----------------------
                                                               2001        2000
                                                            ----------  ----------
Operating Revenues:
  Utility                                                    $282,828    $219,317
  Nonutility                                                  278,353      37,633
                                                            ----------  ----------
      Total Operating Revenues                                561,181     256,950
                                                            ----------  ----------
Operating Expenses:
  Cost of Gas Sold - Utility                                  201,523     137,412
  Cost of Sales - Nonutility                                  270,505      32,554
  Operations                                                   21,264      21,632
  Maintenance                                                   4,673       4,502
  Depreciation                                                 10,471       9,968
  Income Taxes                                                 15,542      13,874
  Energy and Other Taxes                                        6,384       6,460
                                                            ----------  ----------
      Total Operating Expenses                                530,362     226,402
                                                            ----------  ----------
Operating Income                                               30,819      30,548
                                                            ----------  ----------
Unrealized Gain on Trading (Note 1)                             2,601          -
                                                            ----------  ----------
Interest Charges:
  Long-Term Debt                                                8,324       7,519
  Short-Term Debt and Other                                     2,082       2,426
                                                            ----------  ----------
      Total Interest Charges                                   10,406       9,945
                                                            ----------  ----------
Preferred Dividend Requirements of Subsidiary                   1,533       1,541
                                                            ----------  ----------
Income from Continuing Operations                              21,481      19,062

Loss from Discontinued Operations - Net                          (187)       (217)

Cumulative Effect of Accounting Change - Net (Note 1)             148          -
                                                            ----------  ----------
Net Income Applicable to Common Stock                         $21,442     $18,845
                                                            ==========  ==========
Average Shares of Common Stock Outstanding                     11,626      11,322
                                                            ==========  ==========
Earnings Per Common Share:
  Continuing Operations                                         $1.85       $1.68
  Discontinued Operations - Net                                 (0.02)      (0.02)
  Cumulative Effect of Accounting Change - Net (Note 1)          0.01        0.00
                                                            ----------  ----------
     Earnings Per Common Share                                  $1.84       $1.66
                                                            ==========  ==========
Dividends Declared Per Common Share                            $0.735      $0.730
                                                            ==========  ==========

The accompanying footnotes are an integral part of the financial statements.

                                     SJG-4



                             SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (In Thousands)

                                                                          (Unaudited)
                                                                            June 30,        December 31,
                                                                    ----------------------  ------------
                                                                       2001        2000         2000
                                                                    ----------  ----------  ------------
Assets

Property, Plant and Equipment:
  Utility Plant, at original cost                                    $783,349    $742,003     $765,561
    Accumulated Depreciation                                         (215,428)   (200,076)    (208,292)
  Nonutility Property and Equipment, at cost                            9,597       3,384        6,042
    Accumulated Depreciation                                           (1,013)       (979)        (988)
                                                                    ----------  ----------  -----------
        Property, Plant and Equipment - Net                           576,505     544,332      562,323
                                                                    ----------  ----------  -----------
Investments:
  Available-for-Sale Securities                                         2,734       2,001        2,540
  Investment in Affiliate                                               1,738       3,526        4,451
                                                                    ----------  ----------  -----------
        Total Investments                                               4,472       5,527        6,991
                                                                    ----------  ----------  -----------
Current Assets:
  Cash and Cash Equivalents                                            14,154      17,166        7,227
  Notes Receivable - Affiliate                                          1,645         200        1,055
  Accounts Receivable                                                  85,019      51,882       80,480
  Unbilled Revenues                                                    11,241       5,353       45,022
  Provision for Uncollectibles                                         (2,019)     (1,033)      (2,043)
  Natural Gas in Storage, average cost                                 41,502      24,649       31,957
  Materials and Supplies, average cost                                  4,061       4,023        4,037
  Prepaid Taxes                                                        13,872       9,569        3,960
  Energy Trading Assets                                                33,117           -            -
  Prepayments and Other Current Assets                                  3,716       3,653        3,128
                                                                    ----------  ----------  -----------
        Total Current Assets                                          206,308     115,462      174,823
                                                                    ----------  ----------  -----------
Accounts Receivable - Merchandise                                         465       1,046          705
                                                                    ----------  ----------  -----------
Regulatory and Other Non-Current Assets:
  Environmental Remediation Costs:
    Expended - Net                                                     11,391      18,386       18,474
    Liability for Future Expenditures                                  51,029      51,029       51,029
  Gross Receipts & Franchise Taxes                                      2,476       2,919        2,698
  Income Taxes - Flowthrough Depreciation                              10,064      11,042       10,553
  Deferred Fuel Costs - Net                                            37,376      13,615       28,810
  Deferred Postretirement Benefit Costs                                 4,347       4,725        4,536
  Energy Trading Assets                                                 3,181           -            -
  Other                                                                 8,944       6,997        9,037
                                                                    ----------  ----------  -----------
        Total Regulatory and Other Non-Current Assets                 128,808     108,713      125,137
                                                                    ----------  ----------  -----------
              Total Assets                                           $916,558    $775,080     $869,979
                                                                    ==========  ==========  ===========

The accompanying footnotes are an integral part of the financial statements.

                                    SJI-5

                             SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (In Thousands)

                                                                         (Unaudited)
                                                                           June 30,         December 31,
                                                                    ----------------------  ------------
                                                                       2001        2000         2000
                                                                    ----------  ----------  ------------
Capitalization and Liabilities

Common Equity:
  Common Stock                                                        $14,587     $14,202      $14,375
  Premium on Common Stock                                             134,466     126,410      129,360
  Retained Earnings                                                    70,842      61,046       58,004
                                                                    ----------  ----------  -----------
        Total Common Equity                                           219,895     201,658      201,739
                                                                    ----------  ----------  -----------
Preferred Stock and Securities of Subsidiary:
   Redeemable Cumulative Preferred Stock:
     South Jersey Gas Company, Par Value $100 per share
       Authorized - 41,966, 43,104 and 43,104 shares
       Outstanding Shares:
          Series A, 4.7% -- 0, 300 and 300 shares                           -          30           30
          Series B, 8% -- 16,904, 17,742 and 17,742 shares              1,690       1,774        1,774
   South Jersey Gas Company-Guaranteed Manditorily Redeemable
     Preferred Securities of Subsidiary Trust:
       Par Value $25 per share, 1,400,000 shares
     Authorized and Outstanding                                        35,000      35,000       35,000
                                                                    ----------  ----------  -----------
        Total Preferred Stock and Securities of Subsidiary             36,690      36,804       36,804
                                                                    ----------  ----------  -----------
Long-Term Debt                                                        195,247     172,123      204,981
                                                                    ----------  ----------  -----------
        Total Capitalization                                          451,832     410,585      443,524
                                                                    ----------  ----------  -----------
Current Liabilities:
  Notes Payable                                                       149,850     107,700      121,200
  Current Maturities of Long-Term Debt                                 11,876      11,876       11,876
  Accounts Payable                                                     55,761      46,583       84,004
  Customer Deposits                                                     5,516       5,367        5,366
  Environmental Remediation Costs                                      17,252      13,872       17,286
  Taxes Accrued                                                         2,569       6,262        1,479
  Energy Trading Liabilities                                           28,614           -            -
  Interest Accrued and Other Current Liabilities                       14,017      13,458       15,816
                                                                    ----------  ----------  -----------
        Total Current Liabilities                                     285,455     205,118      257,027
                                                                    ----------  ----------  -----------
Deferred Credits and Other Non-Current Liabilities:
  Deferred Income Taxes - Net                                         114,530      93,009      105,037
  Investment Tax Credits                                                4,340       4,676        4,513
  Pension and Other Postretirement Benefits                            12,122      12,459       13,394
  Environmental Remediation Costs                                      37,886      41,354       37,886
  Energy Trading Liabilities                                            2,177           -            -
  Other                                                                 8,216       7,879        8,598
                                                                    ----------  ----------  -----------
        Total Deferred Credits
          and Other Non-Current Liabilities                           179,271     159,377      169,428
                                                                    ----------  ----------  -----------
Commitments and Contingencies (Note 7)

              Total Capitalization and Liabilities                   $916,558    $775,080     $869,979
                                                                    ==========  ==========  ===========

The accompanying footnotes are an integral part of the financial statements.

                                    SJI-6



                       SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                       (In Thousands)
                                                                       Six Months Ended
                                                                           June 30,
                                                                 ---------------------------
                                                                     2001           2000
                                                                 ------------   ------------
Cash Flows from Operating Activities:

   Net Income Applicable to Common Stock                             $21,442        $18,845
   Adjustments to Reconcile Net Income to Cash Flows
    Provided by Operating Activities:
     Depreciation and Amortization                                    11,641         11,586
     Unrealized Gain on Trading                                       (2,601)             -
     Provision for Losses on Accounts Receivable                         680            441
     Revenues and Fuel Costs Deferred - Net                           (8,566)          (441)
     Deferred and Non-Current Income Taxes and Credits - Net           9,719          2,068
     Environmental Remediation Costs - Net                             7,049          7,161
     Changes in:
       Accounts Receivable                                            28,538          7,698
       Inventories                                                    (9,569)         2,479
       Prepayments and Other Current Assets                             (588)          (450)
       Prepaid and Accrued Taxes - Net                                (8,822)           199
       Accounts Payable and Other Accrued Liabilities                (29,892)         5,637
     Other - Net                                                      (4,299)           780
                                                                 ------------   ------------
          Net Cash Provided by Operating Activities                   14,732         56,003
                                                                 ------------   ------------
Cash Flows from Investing Activities:

   Investment in Affiliate                                             2,713         (1,276)
   (Loans to) Repayments by Affiliate                                   (590)         2,450
   Purchase of Available-For-Sale Securities                            (252)          (293)
   Capital Expenditures, Cost of Removal and Salvage                 (25,162)       (21,936)
                                                                 ------------   ------------
          Net Cash Used in Investing Activities                      (23,291)       (21,055)
                                                                 ------------   ------------
Cash Flows from Financing Activities:

   Net Borrowings(Repayments) of Lines of Credit                      28,650        (12,250)
   Principal Repayments of Long-Term Debt                             (9,734)        (8,438)
   Dividends on Common Stock                                          (8,604)        (8,266)
   Proceeds from Sale of Common Stock                                  5,288          5,778
   Repurchase of Preferred Stock                                        (114)          (240)
                                                                 ------------   ------------
          Net Cash Provided by (Used in) Financing Activities         15,486        (23,416)
                                                                 ------------   ------------
Net Increase in Cash and Cash Equivalents                              6,927         11,532
Cash and Cash Equivalents at Beginning of Period                       7,227          5,634
                                                                 ------------   ------------
Cash and Cash Equivalents at End of Period                           $14,154        $17,166
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

     Energy Trading Activities & Derivative Instruments - The regulated and unregulated subsidiaries of SJI are involved in the buying, selling, transporting and storing of natural gas and buying and selling of retail electricity for their own accounts as well as managing these activities for others. As such, these subsidiaries are subject to market risk due to fluctuations in price. To manage this risk, the Company enters into a variety of physical and financial transactions including forward contracts, swaps, futures, and options agreements.

     SJI has structured its subsidiaries such that South Jersey Gas Company
(SJG) and South Jersey Energy Company (SJE) transact commodities on a physical basis only and enter into no financially-settling positions directly. South Jersey Resources Group, LLC (SJRG) performs this function for these entities and enters into the types of transactions noted above. Management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks. Management reviews any open positions in accordance with strict policies in order to limit exposure to market risk.

                                     SJI-8

     Effective January 1, 2001, SJI adopted Financial Accounting Standards Board (FASB) Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. SJI has elected to not designate any derivative instruments as fair value or cash flow hedges.

     None of the activities of SJG and SJE are considered subject to the fair value recognition requirements of FASB No. 133.

     SJRG manages its portfolio purchases and sales, as well as natural gas in storage, using a variety of instruments that include forward contracts, swap agreements, option contracts and futures contracts. Beginning on April 1, 2001, the Company determined that it would be more appropriate to account for the current activities of SJRG (its financially-settled transactions, natural gas in storage and other physically-settled transactions) in accordance with guidance provided by Emerging Issues Task Force No. 98-10, which requires that such items be accounted for pursuant to the mark-to-market method of accounting. Under the mark-to-market method of accounting, such items are reflected at fair value in Energy Trading Assets or Energy Trading Liabilities on our condensed consolidated balance sheets, while incremental changes in the fair value of such items are reflected in the condensed statements of consolidated income as a component of Unrealized Gain on Trading. For the three and six months ended June 30, 2001, the change in the fair value of financially-settled energy trading contracts was $(0.2) million and $2.6 million, respectively. The cumulative effect of a change in accounting principle of $148,000 reported in the March 31, 2001 Form 10-Q relates to the adoption of FASB No. 133 on January 1, 2001 and is not impacted by the application of EITF No. 98-10, because such guidance also requires all applicable transactions to be recorded at fair value.

     Fair value of the derivative investments is determined by reference to quoted market prices of listed contracts, published quotations or quotations from independent parties.

     Currently, there are ongoing discussions surrounding the implementation and interpretation of FASB No. 133 by the Financial Accounting Standards Board's Derivatives Implementation Group. SJI implemented FASB No. 133 and EITF No. 98-10 based on current rules and guidance in place as of January 1, 2001 and through June 30, 2001. However, if such guidance is altered, this may impact subsequent reported operating results.

                                     SJI-9

     New Accounting Pronouncements - In June 2001, the FASB issued Statement No. 141, "Business Combinations" and FASB No. 142, "Goodwill and Other Tangible Assets". FASB No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FASB No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. FASB No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. SJI will adopt FASB No. 142 for its fiscal year beginning January 1, 2002. We are currently evaluating the effects of its adoption; however, it is not expected to have a material impact on SJI's financial condition or results of operations.

Note 2.  Discontinued Operations and Affiliations:

     Discontinued Operations - Summarized operating results of the discontinued operations were (in thousands):

                                         Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                           2001      2000      2001      2000
                                         --------  --------  --------  --------
     (Loss)Income before Income Taxes:
       Sand Mining                       $  (134)  $   (31)  $   810   $   (63)
       Construction                           92         3        95         2
       Fuel Oil                              (19)      (28)      (39)      (48)
       Wholesale Electric                      -      (153)   (1,177)     (248)
     Income Tax Credits                       23        82       124       140
                                         --------  --------  --------  --------
     Loss from Discontinued
      Operations - Net                   $   (38)  $  (127)  $  (187)  $  (217)
                                         ========  ========  ========  ========
     Earnings per Common Share
      from Discontinued Operations       $  0.00   $ (0.01)  $ (0.02)  $ (0.02)
                                         ========  ========  ========  ========


     Affiliations - SJRG was formed to provide natural gas storage, peaking services and transportation capacity for wholesale customers in New Jersey and surrounding states. Prior to January 1, 2001, SJRG was formerly owned by SJ EnerTrade, Inc., a wholly-owned subsidiary of SJE, and UPR Energy Marketing, Inc. (UPR) which each held a 50% non-controlling interest. In January 2001, SJRG became a wholly-owned subsidiary of SJI when UPR redeemed its 50% interest in SJRG for the book value of its investment.

                                     SJI-10

     Prior to January 1, 2001, SJI's investment in SJRG was accounted for on the equity method. Had the activity of SJRG been fully consolidated in 2000, Nonutility Revenues would have been reported as $71.6 million and $137.1 million, and Cost of Sales - Nonutility would have been reported as $69.5 million and $130.6 million for the three months and six months ending June 30, 2000, respectively.

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

     In October 2000, SJI formed Marina Energy LLC, a wholly-owned subsidiary, to develop, construct and operate a $40 million thermal energy plant. In December 2000, Marina Energy entered into a 20-year contract with Marina District Development Corporation to supply heat, hot water and cooling to The Borgata Resort. The plant is scheduled for completion in July 2003.

Note 3.  Common Stock:

     SJI has 20,000,000 shares of authorized Common Stock. The following shares were issued and outstanding:

                                                2001         2000
                                             ----------   ----------
     Beginning Balance, January 1            11,499,701   11,152,175
     New Issues During Period:
       Dividend Reinvestment Plan               168,281      199,908
       Employees' Stock Ownership Plan            1,900        3,721
       Stock Option, Stock Appreciation
        Rights, and Restricted Stock
        Award Plan                                    -        5,545
       Directors' Restricted Stock Plan               -          180
     Ending Balance, June 30                 11,669,882   11,361,529


     The par value ($1.25 per share) of stock issued in 2001 and 2000 was credited to Common Stock. Net excess over par value of approximately $5.1 million and $5.5 million was credited to Premium on Common Stock for the six months ended June 30, 2001 and 2000, respectively.

                                     SJI-11

     Dividend Reinvestment Plan (DRP) and Employees' Stock Ownership Plan
(ESOP) - All shares offered through the DRP and ESOP are issued directly by SJI. As of June 30, 2001, SJI reserved 190,753 and 21,535 shares of authorized, but unissued, common stock for future issuance to the DRP and ESOP, respectively.

     Stock Option, Stock Appreciation Rights, and Restricted Stock Award Plan - Under this plan, no more than 306,000 shares in the aggregate may be issued to SJI's officers and other key employees. No options or stock appreciation rights may be granted under the Plan after November 22, 2006. At both June 30, 2001 and 2000, SJI had 4,500 options outstanding, all exercisable at $24.69 per share. No options and no stock appreciation rights were granted in 2001 or 2000. In 1999, the Plan was amended to include restricted stock awards. As of June 30, 2001, 36,665 restricted shares were granted.

     Earnings Per Common Share - We present basic EPS based on the weighted-average number of common shares outstanding. Our stock options and restricted stock outstanding at June 30, 2001 and 2000, do not dilute our EPS as calculated in accordance with FASB No. 128, "Earnings Per Share".

Note 4.  Regulatory Actions:

     In January 1997, the New Jersey Board of Public Utilities (BPU) granted SJG a total rate increase of $10.3 million. The $6.0 million base rate portion of the increase was based on a 9.62% rate of return on rate base, which included an 11.25% return on common equity. Additionally, SJG's threshold for sharing pre-tax margins generated by interruptible and off-system sales and transportation (Sharing Formula) increased from $4.0 million to $7.8 million. SJG keeps 100% of pre-tax margins up to the threshold level and 20% of margins above that level. In October 1998, the BPU approved a revision to the Sharing Formula as part of an agreement to modify SJG's Temperature Adjustment Clause
(TAC). The revision credits the first $750,000 above the current threshold level to the Levelized Gas Adjustment Clause (LGAC) customers. Thereafter, SJG keeps 20% of the pre-tax margins as it has historically.

     In September 1999, the BPU approved an annual recovery level of $6.5 million for remediation costs expended from August 1995 through July 1998. In January 2000, the BPU approved the recovery of carrying costs on unrecovered remediation costs and a proposal by SJG to keep its current Remediation Adjustment Clause (RAC) rate in effect through October 2002.

     Effective January 10, 2000, the BPU approved full unbundling of SJG's system. This allows all natural gas consumers to select their natural gas supplier. As of June 30, 2001, 31,745 of SJG's residential customers were purchasing their gas commodity from someone other than SJG. The bills of those using a gas supplier other than SJG are reduced for cost of gas charges and applicable taxes. The resulting decrease in revenues is offset by a

                                     SJI-12

corresponding decrease in gas costs and taxes under SJG's BPU-approved fuel clause. SJG's net income and financial condition are not affected as a result of the unbundling.

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

     Also approved was a modification to SJG's LGAC whereby under-recovered gas costs of $11.9 million as of October 31, 1999, and carrying costs thereon, are being recovered over a three-year period beginning January 2000.

     On November 16, 2000, SJG received approval to increase its LGAC in response to unprecedented natural gas price run-ups during 2000. The impact of this initial increase was approximately 19.0% to a typical residential heating customer. The BPU also approved the creation of a flexible pricing mechanism, allowing additional 2.0% increases each month from December 2000 through July 2001. In addition, the ruling permits SJG to recover unrecovered gas costs as of October 31, 2001 with interest at 5.5% or 5.75% over a three-year period, beginning December 1, 2001. The higher interest rate is applicable if SJG does not seek an LGAC rate increase for the next LGAC year. Recoverable interest costs began accruing on April 1, 2001.

Note 5.  Segments of Business:

     Information about SJI's operations in different industry segments is presented below (in thousands):

                                         Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                           2001      2000      2001      2000
                                         --------  --------  --------  --------
     Operating Revenues:
       Gas Utility Operations            $ 81,640  $ 76,661  $301,096  $223,663
       Wholesale Gas Operations           132,787         -   263,380         -
       Retail Gas and
        Other Nonutility Operations        21,881    16,538    56,846    38,300
                                         --------  --------  --------  --------
           Subtotal                       236,308    93,199   621,322   261,963

     Intersegment Sales                   (17,752)   (3,771)  (60,141)   (5,013)
                                         --------  --------  --------  --------
           Total Operating Revenues      $218,556  $ 89,428  $561,181  $256,950
                                         ========  ========  ========  ========


                                     SJI-13


                                         Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                           2001      2000      2001      2000
                                         --------  --------  --------  --------
     Operating Income:
       Gas Utility Operations            $  4,092  $  4,627  $ 39,851  $ 40,627
       Wholesale Gas Operations               764         -     1,758         -
       Retail Gas and
        Other Nonutility Operations           703     1,147     4,382     3,585
                                         --------  --------  --------  --------
           Subtotal                         5,559     5,774    45,991    44,212
       Income Taxes                           (95)     (248)  (15,542)  (13,874)
       General Corporate                       48       121       370       210
                                         --------  --------  --------  --------
           Total Operating Income        $  5,512  $  5,647  $ 30,819  $ 30,548
                                         ========  ========  ========  ========

     Depreciation and Amortization:
       Gas Utility Operations            $  5,817  $  5,686  $ 11,586  $ 11,515
       Retail Gas and
        Other Nonutility Operations            26        35        41         6
       Discontinued Operations                  7         5        14        10
                                         --------  --------  --------  --------
           Total                         $  5,850  $  5,726  $ 11,641  $ 11,586
                                         ========  ========  ========  ========

     Property Additions:
       Gas Utility Operations            $ 11,899  $ 11,441  $ 21,174  $ 21,211
       Wholesale Gas Operations                53         -        53         -
       Retail Gas and
        Other Nonutility Operations         2,673        69     3,549       309
                                         --------  --------  --------  --------
           Total                         $ 14,625  $ 11,510  $ 24,776  $ 21,520
                                         ========  ========  ========  ========

     Identifiable Assets:
       Gas Utility Operations                                $830,324  $756,534
       Wholesale Gas Operations                                66,856         -
       Retail Gas and
        Other Nonutility Operations                            20,143    12,325
       Discontinued Operations                                  2,242     2,325
                                                             --------  --------
           Subtotal                                           919,565   771,184

       Corporate Assets                                        29,686    15,241
       Intersegment Assets                                    (32,693)  (11,345)
                                                             --------  --------
           Total Assets                                      $916,558  $775,080
                                                             ========  ========


     Gas Utility Operations consist primarily of natural gas distribution to residential, commercial and industrial customers. Wholesale Gas Operations include the activities of SJRG. Retail Gas and Other Nonutility Operations include the natural gas and electric acquisition and transportation service companies.

                                     SJI-14

     SJI's interest expense relates primarily to SJG's borrowing and financing activities. Interest income is essentially derived from borrowings between the subsidiaries and is eliminated during consolidation. These amounts are included in our condensed consolidated statements of income and not shown above.

Note 6.  Retained Earnings:

     Restrictions exist under various loan agreements regarding the amount of cash dividends or other distributions that we may pay on SJG's common stock. SJI's total equity in its subsidiaries' retained earnings, which is free of these restrictions, was $69.0 million as of June 30, 2001.

Note 7.  Commitments and Contingencies:

     Construction and Environmental - SJI's estimated cost of construction and environmental remediation programs for 2001 totals $58.6 million. Commitments were made regarding some of these programs.

     Pending Litigation - SJG is subject to claims arising in the ordinary course of business and other legal proceedings. We set up reserves when these claims become apparent. We also maintain insurance and record probable insurance recoveries relating to outstanding claims.

     Standby Letter of Credit - SJI had provided a $17 million standby letter of credit to Marina District Development Corporation in support of Marina Energy's contractual obligations to construct the thermal energy plant and to supply heat, hot water and cooling to The Borgata Resort. With the achievement of certain construction milestones, the standby letter of credit has been reduced to $14.3 million as of June 30, 2001.

     Environmental Remediation Costs - SJI incurred and recorded costs for environmental cleanup of sites where SJG or its predecessors operated gas manufacturing plants. SJG stopped manufacturing gas in the 1950s. SJI and some of its nonutility subsidiaries also recorded costs for environmental cleanup of sites where South Jersey Fuel, Inc. (SJF) previously operated a fuel oil business and The Morie Company (Morie) maintained equipment, fueling stations and storage.

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

                                     SJI-15

     Since the early 1980s, SJI accrued environmental remediation costs of $131.7 million, of which $76.6 million was spent as of June 30, 2001. With the assistance of an outside consulting firm, we estimate that future costs to clean up SJG's sites will range from $51.0 million to $148.5 million. We recorded the lower end of this range as a liability. It is reflected on the 2001 condensed consolidated balance sheets under the captions Current Liabilities and Deferred Credits and Other Non-Current Liabilities. SJG did not adjust the accrued liability for future insurance recoveries, which we were successful in pursuing. We used these proceeds to offset related legal fees and to reduce the balance of deferred environmental remediation costs.
Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements.

     The major portion of accrued environmental costs relate to the cleanup of SJG's former gas manufacturing sites. SJG recorded $125.0 million for the remediation of these sites and spent $73.9 million through June 30, 2001.

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

     The other asset titled Environmental Remediation Cost: Liability for Future Expenditures relates to estimated future expenditures determined under the guidance of FASB No. 5, "Accounting for Contingencies." This amount, which relates to former manufactured gas plant sites, was recorded as a deferred debit with the corresponding amount reflected on the condensed consolidated balance sheets under the captions, Current Liabilities and Deferred Credits and Other Non-Current Liabilities. The deferred debit is a regulatory asset under FASB No. 71. The BPU's intent, evidenced by current practice, is to allow SJG to recover the deferred costs after they are spent.

     SJG files with the BPU to recover these costs in rates through its RAC. The BPU has consistently allowed the full recovery over 7-year periods, and SJG believes this will continue. As of June 30, 2001, SJG's unamortized remediation costs of $11.3 million are reflected on the condensed consolidated balance sheets under the caption, Regulatory and Other Non-Current Assets. Since implementing the RAC in 1992, SJG recovered $27.2 million through rates as of June 30, 2001.

     With Morie's sale, Energy and Minerals, Inc. (EMI) assumed responsibility for environmental liabilities estimated between $2.8 million and $8.8 million. The information available on these sites is sufficient only to establish a range of probable liability, and no point within the range is more likely than

                                     SJI-16

any other. Therefore, EMI continues to accrue the lower end of the range. Changes in the accrual are included in the condensed consolidated statements of income under the caption, Loss from Discontinued Operations - Net.

     SJI and SJF estimated their potential exposure for the future remediation of four sites where fuel oil operations existed years ago. Estimates for SJI's site range between $0.1 million and $0.2 million, while SJF's estimated liability ranges from $1.1 million to $3.1 million for its three sites.
Amounts sufficient to cover the lower ends of these ranges were recorded and are reflected on the 2001 condensed consolidated balance sheets under Current Liabilities and Deferred Credits and Other Non-Current Liabilities as of
June 30, 2001.

Note 8.  Subsequent Event:

     In July 2001, SJG issued the remaining $35 million of debt under its Medium Term Note Program. Notes totaling $10 million were issued at 6.74%, maturing in 2011; notes totaling $15 million were issued at 6.57%, maturing in 2011; and notes totaling $10 million were issued at 6.50%, maturing in 2016.



                                     SJI-17


          Item 2.  Management's Discussion and Analysis of Results of
                       Operations and Financial Condition


Overview

     South Jersey Industries (SJI) is an energy services holding company which provides a variety of products and services through the following subsidiaries:

     1) South Jersey Gas Company (SJG) is a regulated natural gas utility. SJG distributes natural gas to almost 284,000 customers in the seven southernmost counties of New Jersey. SJG also:

         . makes off-system sales of natural gas on a wholesale basis to various customers on the interstate pipeline system;
         . transports natural gas purchased directly from producers or suppliers for our own sales and for some of our customers;
         . services appliances via the sale of appliance warranty programs, as well as on a time and materials basis.

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


                                     SJI-18

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

Customer Choice Legislation

     Effective January 1, 2000, all residential natural gas customers in New Jersey are able to choose their gas supplier under the terms of the Electric Discount and Energy Competition Act of February 1999. Commercial and industrial customers have had the ability to choose gas suppliers since 1987. SJG's residential customers have been able to choose a gas supplier since April 1997 under a pilot program. As of June 30, 2001, 31,745 SJG residential customers chose a natural gas supplier other than the utility. This number decreased from 51,928 at June 30, 2000 as third party marketers were unable to offer natural gas at prices competitive with those available to consumers under regulated utility tariffs. During the second quarter 2001, the market price of natural gas became comparable to utility prices. Under these conditions, the likelihood that third party marketers will increase customer acquisition efforts rises. The bills of customers choosing to purchase natural gas from providers other than the utility are reduced for cost of gas charges and applicable taxes. The resulting decrease in SJG's revenues is offset by a corresponding decrease in gas costs and taxes. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income or financial condition.

                                     SJI-19

Energy Adjustment Clauses

     SJG's Board of Public Utilities (BPU) approved Temperature Adjustment Clause (TAC) had the following impacts on 2001 and 2000 second quarter and six month net earnings:

                                                     2001       2000
                                                   --------   --------
     TAC Adjustment Increase to Net Income
      ($ in thousands)

           Quarter Ended June 30                     $272         $59
           Six Months Ended June 30                  $132      $1,349


     While the revenue and income impacts of TAC adjustments are recorded as incurred, cash inflows or outflows directly attributable to TAC adjustments generally do not begin until the next TAC year. Each TAC year begins October 1.


Results of Operations - Three and Six Months Ended June 30, 2001
Compared to Three and Six Months Ended June 30, 2000

Operating Revenues - Utility

     Revenues increased $7.2 million and $63.5 million in the second quarter and first six months of 2001 compared with the prior year periods. The primary reasons for the increases were increased rates resulting from an increase in the Levelized Gas Adjustment Clause (LGAC) that reflects higher gas costs, the return of residential customers to firm gas sales from transportation and 6,453 additional customers. A large number of residential customers resumed purchasing natural gas from SJG as third party gas marketers were unable to offer competitive prices. Increased off-system sales also had a significant impact on six month results. The increase in off-system revenues was due to higher prices for natural gas sold. Total volumes of gas sold off-system were lower in both quarters of 2001 than in the prior year.

     Weather in the second quarter of 2001 was 12.9% warmer than the prior year period. Weather for the six-month period was 4.0% colder than in 2000.
Weather was 7.9% warmer and 1.2% warmer for the second quarter and the first six months, respectively, than the 20-year average. Revenues for 2001 will be closely tied to the 20-year normal temperatures and not actual weather conditions due to our TAC.

                                     SJI-20

     The following is a comparison of operating revenue and throughput for the three- and six-month periods ended June 30, 2001 and the same periods ended June 30, 2000.

                                       Three Months Ended    Six Months Ended
                                            June 30,             June 30,
                                         2001      2000       2001      2000
                                       --------  --------   --------  --------
     Operating Revenues (Thousands):
       Firm
         Residential                   $ 28,464  $ 22,224   $124,823  $ 92,897
         Commercial                      11,692     5,212     51,525    21,492
         Industrial                         555     1,017      2,503     3,017
         Cogeneration & Electric
          Generation                      2,009     4,977      2,657     6,199
         Firm Transportation              5,027     7,862     14,459    21,874
                                       --------  --------   --------  --------
           Total Firm Operating
            Revenues                     47,747    41,292    195,967   145,479

       Interruptible                        251       333        937       832
       Interruptible Transportation         285       361        597       845
       Off-System                        31,478    33,049     98,673    72,275
       Capacity Release & Storage         1,022       567      2,848     2,428
       Other                                857     1,059      2,399     1,804
       Intercompany Sales                 1,253     3,463     18,593     4,346
                                       --------  --------   --------  --------
           Total Operating Revenues     $80,387   $73,198   $282,828  $219,317
                                       ========  ========   ========  ========

     Throughput (MMcf):
       Firm
         Residential                      2,215     2,302     11,372    10,783
         Commercial                       1,091       634      5,305     2,800
         Industrial                          25        50        173       156
         Cogeneration & Electric
          Generation                        352     1,113        376     1,251
         Firm Transportation              4,802     6,349     10,586    14,814
                                       --------  --------   --------  --------
           Total Firm Throughput          8,485    10,448     27,812    29,804

       Interruptible                         57        56        116       105
       Interruptible Transportation         609       737      1,230     1,577
       Off-System                         6,153     9,357     15,623    21,427
       Capacity Release & Storage         5,673     9,395     11,727    19,934
                                       --------  --------   --------  --------
           Total Throughput              20,977    29,993     56,508    72,847
                                       ========  ========   ========  ========


Operating Revenues - Nonutility

     Nonutility operating revenues increased by $121.9 million and $240.7 million for the second quarter and first six months of 2001 compared to the comparable prior year periods. The majority of the increase was due to SJRG becoming a wholly owned subsidiary of SJI as of January 1, 2001. Results at SJRG are now consolidated into SJI. Previously, only SJRG's net income was recorded by SJI under the equity method of accounting. Higher natural gas prices also contributed to the increase.

                                     SJI-21

Cost of Gas Sold - Utility

     Cost of gas sold - utility increased $7.7 million and $64.1 million for the second quarter and first six months of 2001 compared with the same periods in 2000 due principally to increased gas costs for both local distribution and off-system sales. SJG's gas cost during the first six months of 2001 averaged $5.91/dt compared with $3.23/dt in the first six months of 2000. Unlike gas costs associated with off-system sales, changes in the cost of gas sold to utility ratepayers do not directly affect Cost of Gas Sold - Utility. Fluctuations in gas costs to ratepayers not reflected in current rates are deferred and addressed in future periods under a BPU approved Levelized Gas Adjustment Clause (LGAC). Under the LGAC, fluctuations in gas costs not covered currently are reflected in future customer rates. Gas supply sources include contract and open-market purchases. SJG secures and maintains its own gas supplies to serve its customers.

Cost of Sales - Nonutility

     Cost of sales - nonutility increased $121.8 million and $238.0 million for the second quarter and first six months of 2001 compared to prior year periods due to the consolidation of SJRG's expenses, described in the Operating Revenues - Nonutility section of this report, and higher natural gas costs.

Operations

     A summary of net changes in Operations (in thousands):

                                       Three Months Ended    Six Months Ended
                                            June 30,             June 30,
                                         2001 vs. 2000        2001 vs. 2000
                                       ------------------   ------------------
     Utility:
       Other Production Expense                 ($2)                ($20)
       Transmission                               7                  (16)
       Distribution                            (249)                (498)
       Appliance Service - Net                   62                  (76)
       Customer Accounts and Services            16                  266
       Sales                                    (35)                 (71)
       Administration and General              (157)                (251)
       Other                                    112                  118
       Nonutility                                52                  180
                                            --------             --------
           Total Operations                   ($194)               ($368)
                                            ========             ========


                                     SJI-22

     Distribution expenses decreased in the first quarter of 2001 as costs related to our unionized workforce were avoided as a result of a work stoppage that ended on January 17, 2001. Expenses related to performing critical operational functions during the work stoppage were recognized under Administration and General. Offsetting these expenses in the Administration and General account was a reallocation of costs among other expense categories. The reallocation was BPU mandated as part of the energy deregulation process in New Jersey.

Other Operating Expenses

     A summary of principal changes in other consolidated operating expenses (in thousands):

                                       Three Months Ended    Six Months Ended
                                            June 30,             June 30,
                                         2001 vs. 2000        2001 vs. 2000
                                       ------------------   ------------------

                Maintenance                     $63                 $171
                Depreciation                    246                  503
                Income Taxes                   (153)               1,668
                Energy and Other Taxes         (170)                 (76)


     Depreciation was higher due to increased investment in property, plant and equipment by SJG. Income Tax changes reflect the impact of changes in pre-tax income.

Unrealized Gain on Trading

     Unrealized (loss) gain on trading was new for the first quarter of 2001 and is the result of adopting FASB No. 133 and EITF No. 98-10, effective January 1, 2001. See Note 1 for a full discussion of FASB No. 133 and EITF No. 98-10.

Interest Charges

     Interest charges were lower in the second quarter of 2001 compared with the prior year period. Increased debt outstanding was offset by lower interest rates and recoveries of carrying costs associated with the unrecovered RAC and purchased gas costs. The debt was incurred primarily to support the expansion and upgrade of SJG's gas transmission and distribution system, as well as higher levels of unrecovered gas costs. Interest expense for the six month period was higher than the same period in 2000 mostly due to expenses associated with higher levels of unrecovered gas costs.

                                     SJI-23

Net Income Applicable to Common Stock

     Net income (in thousands) and earnings per common share reflect the following changes:

                                       Three Months Ended    Six Months Ended
                                            June 30,             June 30,
                                         2001 vs. 2000        2001 vs. 2000
                                       ------------------   ------------------

     Income from Continuing Operations        ($193)              $2,419
     Loss from Discontinued
      Operations - Net                           89                   30
     Cumulative Effect of Accounting
      Change - Net                                0                  148
                                            --------             --------
           Net Income Increase                ($104)              $2,597
                                            ========             ========

     Earnings per Common Share:
       Continuing Operations                 ($0.02)               $0.17
       Discontinued Operations - Net           0.00                 0.00
       Cumulative Effect of Accounting
        Change - Net                           0.00                 0.01
                                            --------             --------
           Earnings per Common Share
            (Decrease) Increase              ($0.02)               $0.18
                                            ========             ========


     The details affecting the changes in net income and earnings per share are discussed under the appropriate captions above.

Liquidity

     The seasonal nature of gas operations; the timing of construction and remediation expenditures and related permanent financing; as well as mandated tax and sinking fund payment dates require large, short-term cash requirements. These requirements are generally met by cash from operations and short-term lines of credit. We maintain short-term lines of credit with a number of banks, totaling $170.0 million, of which $20.1 million was available at June 30, 2001. The credit lines are uncommitted and unsecured with interest rates typically available based upon the Federal Funds Rates or London Interbank Offered Rates (LIBOR).

                                     SJI-24

     The changes in cash flows from operating activities (in thousands):

                                                         Six Months Ended
                                                             June 30,
                                                          2001 vs. 2000
                                                         ----------------
     Increases/(Decreases):
     Net Income Applicable to Common Stock                    $2,597
     Depreciation and Amortization                                55
     Unrealized Gain on Trading                               (2,601)
     Provision for Losses on Accounts Receivable                 239
     Revenues and Fuel Costs Deferred - Net                   (8,125)
     Deferred and Non-Current Income Taxes and
      Credits - Net                                            7,651
     Environmental Remediation Costs - Net                      (112)
     Accounts Receivable                                      20,840
     Inventories                                             (12,048)
     Prepayments and Other Current Assets                       (138)
     Prepaid and Accrued Taxes - Net                          (9,021)
     Accounts Payable and Other Accrued Liabilities          (35,529)
     Other - Net                                              (5,079)
                                                           ----------
           Net Cash Provided by Operating Activities        ($41,271)
                                                           ==========


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

     Unrealized Gain on Trading is a non-cash credit to income and does not impact cash flows until the underlying positions are settled. Changes reflect movement in the fair market value of our energy trading assets and the recognition of realized gains and losses on settled positions.

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

                                     SJI-25

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

Regulatory Matters

     Rate Actions

     On November 16, 2000, SJG received approval to increase its LGAC. The impact of this increase was approximately 19.0% to a typical residential heating customer. The BPU also approved the creation of a flexible pricing mechanism, allowing for five additional 2.0% increases effective for December 2000 and January, February, March and April of 2001. In March 2001, the BPU approved additional LGAC rate increases for SJG using a flexible pricing mechanism. Additional rate increases of 2% in May, June and July 2001 were approved. In addition, the ruling permits SJG to recover unrecovered gas costs as of October 31, 2001 with interest at 5.5% or 5.75% over a three-year period, beginning December 1, 2001. The higher interest rate becomes effective only if SJG does not file for an increase in the LGAC rate for the next LGAC year. Recoverable interest costs began accruing on April 1, 2001.

     Other matters are incorporated by reference to Note 4 to the condensed consolidated financial statements included as part of this report.

Capital Resources

     SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental remediation costs. Net construction and remediation expenditures for the first six months of 2001 amounted to $18.1 million. The costs for 2001, 2002 and 2003 are estimated at approximately $58.6 million, $71.2 million and $60.7

                                     SJI-26

million, respectively. We expect to fund these expenditures from several sources, which may include cash generated by operations, temporary use of short-term debt, sale of medium-term notes, sale of taxable and tax exempt bonds, capital leases, RAC recoveries, insurance recoveries and the issuance of equity.

     SJI raised $3.0 million of equity capital via the issuance of 97,835 shares under our Dividend Reinvestment Plan (DRP) in July 2001.

     In July 2001, SJG issued a total of $35 million under its Medium Term Note program (MTN). Notes totaling $10 million were issued at 6.74%, maturing in 2011; notes totaling $15 million were issued at 6.57%, maturing in 2011; and notes totaling $10 million were issued at 6.50%, maturing in 2016. The net proceeds of these note issuances were used to retire short-term debt.


                                     SJI-27


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

     Interest Rate Risk - Our exposure to interest rate risk relates primarily to short-term, variable rate borrowings. A hypothetical 100 basis point increase in interest rates on $138.6 million of variable rate debt outstanding at June 30, 2001 would result in a $817,740 increase in our interest expense net of tax. Our long-term debt is all issued at fixed rates and, consequently, interest expense to the company is not impacted by changes in market interest rates. Our debt has been issued with provisions that do not permit us during the next 12 months to prepay a material amount of such debt to take advantage of changes in interest rates. We do not currently use any derivatives to hedge interest rates.


                                     SJI-28


                          PART II -- OTHER INFORMATION


          Item 4.  Submission of Matters to a Vote of Security Holders

        (a)  Our annual meeting of shareholders was held on April 19, 2001.

        (c) One Class I director (with a term expiring in 2002) was elected as follows:

                                            For            Withheld

             Keith S. Campbell           10,169,120        302,677


             Class I directors continuing in office are: Charles Biscieglia, Richard L. Dunham and W. Cary Edwards.

             Three Class III directors (with a term expiring in 2004) were elected as follows:

                                            For            Withheld

             Thomas L. Glenn             10,177,231        294,566
             Herman D. James             10,152,404        319,393
             Frederick R. Raring         10,184,079        287,718

             Class II directors (with a term expiring in 2003) continuing in office are: Shirli M. Billings, Sheila Hartnett-Devlin and Clarence D. McCormick.

             The appointment of Deloitte & Touche LLP as our independent accountants for the year ending December 2001 was approved by a vote of 10,266,623 for the appointment and 143,409 against, with 61,765 abstentions.


                   Item 6.  Exhibits and Reports on Form 8-K

                                      None


                                     SJI-29



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         SOUTH JERSEY INDUSTRIES, INC.
                                  (Registrant)



     Dated:  August 14, 2001         By:  /s/ David A. Kindlick
                                          David A. Kindlick
                                          Vice President and Treasurer





     Dated:  August 14, 2001         By:   /s/ George L. Baulig
                                           George L. Baulig
                                           Vice President & Corporate Secretary




                                     SJI-30