Form 10-Q
period 2001-09-30
SOUTH JERSEY INDUSTRIES INC
filed 2001-11-13
CIK 91928

Page 1 of 30

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 2001         Commission File Number 1-6364


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

                             Yes  [X]      No  [  ]


As of November 2, 2001, there were 11,812,101 shares of the registrant's common stock outstanding.


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

                                                                   Three Months Ended
                                                                      September 30,
                                                               --------------------------
                                                                   2001          2000
                                                               ------------  ------------
Operating Revenues:
  Utility                                                          $55,616       $58,885
  Nonutility                                                        52,319        16,923
                                                               ------------  ------------
      Total Operating Revenues                                     107,935        75,808
                                                               ------------  ------------
Operating Expenses:
  Cost of Gas Sold - Utility                                        37,971        41,404
  Cost of Sales - Nonutility                                        50,810        15,924
  Operations                                                        11,079        10,757
  Maintenance                                                        1,554         1,355
  Depreciation                                                       5,330         5,074
  Income Taxes                                                      (2,393)       (2,560)
  Energy and Other Taxes                                             1,446         1,701
                                                               ------------  ------------
      Total Operating Expenses                                     105,797        73,655
                                                               ------------  ------------
Operating Income                                                     2,138         2,153
                                                               ------------  ------------
Unrealized Gain on Energy Trading (Note 1)                              50             -
                                                               ------------  ------------
Interest Charges:
  Long-Term Debt                                                     4,545         4,268
  Short-Term Debt and Other                                            663         1,127
                                                               ------------  ------------
      Total Interest Charges                                         5,208         5,395
                                                               ------------  ------------
Preferred Dividend Requirements of Subsidiary                          764           766
                                                               ------------  ------------
Loss from Continuing Operations                                     (3,784)       (4,008)

Loss from Discontinued Operations - Net                                (28)         (110)
                                                               ------------  ------------
Net Loss Applicable to Common Stock                                ($3,812)      ($4,118)
                                                               ------------  ------------
Average Shares of Common Stock Outstanding                          11,769        11,462
                                                               ============  ============
Earnings Per Common Share:
  Continuing Operations                                             ($0.32)       ($0.35)
  Discontinued Operations - Net                                       0.00         (0.01)
                                                               ------------  ------------
     Earnings Per Common Share                                      ($0.32)       ($0.36)
                                                               ============  ============
Dividends Declared Per Common Share                                 $0.370        $0.365
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


                                          SJI-3

                      SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF  INCOME (UNAUDITED)
                        (In Thousands, Except for Per Share Data)


                                                                   Nine Months Ended
                                                                      September 30,
                                                               --------------------------
                                                                   2001          2000
                                                               ------------  ------------
Operating Revenues:
  Utility                                                         $338,444      $278,202
  Nonutility                                                       330,672        54,556
                                                               ------------  ------------
      Total Operating Revenues                                     669,116       332,758
                                                               ------------  ------------
Operating Expenses:
  Cost of Gas Sold - Utility                                       239,494       178,816
  Cost of Sales - Nonutility                                       321,316        48,478
  Operations                                                        32,342        32,389
  Maintenance                                                        6,227         5,857
  Depreciation                                                      15,801        15,042
  Income Taxes                                                      13,149        11,314
  Energy and Other Taxes                                             7,830         8,161
                                                               ------------  ------------
      Total Operating Expenses                                     636,159       300,057
                                                               ------------  ------------
Operating Income                                                    32,957        32,701
                                                               ------------  ------------
Unrealized Gain on Energy Trading (Note 1)                           2,651             -
                                                               ------------  ------------
Interest Charges:
  Long-Term Debt                                                    12,869        11,787
  Short-Term Debt and Other                                          2,745         3,553
                                                               ------------  ------------
      Total Interest Charges                                        15,614        15,340
                                                               ------------  ------------
Preferred Dividend Requirements of Subsidiary                        2,297         2,307
                                                               ------------  ------------
Income from Continuing Operations                                   17,697        15,054

Loss from Discontinued Operations - Net                               (215)         (327)

Cumulative Effect of Accounting Change - Net (Note 1)                  148             -
                                                               ------------  ------------
Net Income Applicable to Common Stock                              $17,630       $14,727
                                                               ============  ============
Average Shares of Common Stock Outstanding                          11,674        11,369
                                                               ============  ============
Earnings Per Common Share:
  Continuing Operations                                              $1.52         $1.32
  Discontinued Operations - Net                                      (0.02)        (0.03)
  Cumulative Effect of Accounting Change - Net (Note 1)               0.01          0.00
                                                               ------------  ------------
     Earnings Per Common Share                                       $1.51         $1.29
                                                               ============  ============
Dividends Declared Per Common Share                                 $1.105        $1.095
                                                               ============  ============

The accompanying footnotes are an integral part of the financial statements.


                                     SJI-4

                                 SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (In Thousands)

                                                                              (Unaudited)
                                                                             September 30,         December 31,
                                                                       --------------------------  ------------
                                                                           2001          2000          2000
                                                                       ------------  ------------  ------------
Assets

Property, Plant and Equipment:
  Utility Plant, at original cost                                         $793,471      $752,218      $765,561
    Accumulated Depreciation                                              (218,422)     (203,969)     (208,292)
  Nonutility Property and Equipment, at cost                                17,038         3,203         6,042
    Accumulated Depreciation                                                (1,031)         (965)         (988)
                                                                       ------------  ------------  ------------
        Property, Plant and Equipment - Net                                591,056       550,487       562,323
                                                                       ------------  ------------  ------------
Investments:
  Available-for-Sale Securities                                              3,008         2,341         2,540
  Investment in Affiliate                                                    1,810         4,451         4,451
                                                                       ------------  ------------  ------------
        Total Investments                                                    4,818         6,792         6,991
                                                                       ------------  ------------  ------------
Current Assets:
  Cash and Cash Equivalents                                                 36,201         7,668         7,227
  Notes Receivable - Affiliate                                                 295           205         1,055
  Accounts Receivable                                                       57,203        38,211        80,480
  Unbilled Revenues                                                          8,095         7,733        45,022
  Provision for Uncollectibles                                              (2,247)       (1,033)       (2,043)
  Natural Gas in Storage, average cost                                      63,758        55,777        31,957
  Materials and Supplies, average cost                                       4,033         3,807         4,037
  Prepaid Taxes                                                             13,355         8,665         3,960
  Energy Trading Assets                                                     53,668             -             -
  Prepayments and Other Current Assets                                       3,614         3,453         3,128
                                                                       ------------  ------------  ------------
        Total Current Assets                                               237,975       124,486       174,823
                                                                       ------------  ------------  ------------
Accounts Receivable - Merchandise                                              294           869           705
                                                                       ------------  ------------  ------------
Regulatory and Other Non-Current Assets:
  Environmental Remediation Costs:
    Expended - Net                                                          12,352        14,527        18,474
    Liability for Future Expenditures                                       51,029        51,029        51,029
  Gross Receipts & Franchise Taxes                                           2,365         2,809         2,698
  Income Taxes - Flowthrough Depreciation                                    9,819        10,797        10,553
  Deferred Fuel Costs - Net                                                 44,409        23,811        28,810
  Deferred Postretirement Benefit Costs                                      4,252         4,630         4,536
  Energy Trading Assets                                                      4,214             -             -
  Other                                                                      9,471         8,474         9,037
                                                                       ------------  ------------  ------------
        Total Regulatory and Other Non-Current Assets                      137,911       116,077       125,137
                                                                       ------------  ------------  ------------
              Total Assets                                                $972,054      $798,711      $869,979
                                                                       ============  ============  ============

The accompanying footnotes are an integral part of the financial statements.


                                     SJI-5

                                 SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (In Thousands)

                                                                              (Unaudited)
                                                                             September 30,         December 31,
                                                                       --------------------------  ------------
                                                                           2001          2000          2000
                                                                       ------------  ------------  ------------
Capitalization and Liabilities

Common Equity:
  Common Stock                                                             $14,712       $14,328       $14,375
  Premium on Common Stock                                                  137,302       128,898       129,360
  Retained Earnings                                                         62,675        52,744        58,004
                                                                       ------------  ------------  ------------
        Total Common Equity                                                214,689       195,970       201,739
                                                                       ------------  ------------  ------------
Preferred Stock and Securities of Subsidiary:
   Redeemable Cumulative Preferred Stock:
     South Jersey Gas Company, Par Value $100 per share
       Authorized - 41,966, 43,104 and 43,104 shares
       Outstanding Shares:
          Series A, 4.7% -- 0, 300 and 300 shares                                -            30            30
          Series B, 8% -- 16,904, 17,742 and 17,742 shares                   1,690         1,774         1,774
   South Jersey Gas Company-Guaranteed Manditorily Redeemable
     Preferred Securities of Subsidiary Trust:
       Par Value $25 per share, 1,400,000 shares
       Authorized and Outstanding                                           35,000        35,000        35,000
                                                                       ------------  ------------  ------------
        Total Preferred Stock and Securities of Subsidiary                  36,690        36,804        36,804
                                                                       ------------  ------------  ------------
Long-Term Debt                                                             259,247       207,123       204,981
                                                                       ------------  ------------  ------------
        Total Capitalization                                               510,626       439,897       443,524
                                                                       ------------  ------------  ------------
Current Liabilities:
  Notes Payable - Banks                                                    140,405        93,800       121,200
  Notes Payable - Affiliate                                                    400             0             0
  Current Maturities of Long-Term Debt                                      11,876        11,876        11,876
  Accounts Payable                                                          41,347        55,620        84,004
  Customer Deposits                                                          5,646         5,284         5,366
  Environmental Remediation Costs                                           17,247        13,818        17,286
  Taxes Accrued                                                              3,045         3,367         1,479
  Energy Trading Liabilities                                                47,106             -             -
  Interest Accrued and Other Current Liabilities                            13,826        13,618        15,816
                                                                       ------------  ------------  ------------
        Total Current Liabilities                                          280,898       197,383       257,027
                                                                       ------------  ------------  ------------
Deferred Credits and Other Non-Current Liabilities:
  Deferred Income Taxes - Net                                              112,671        93,927       105,037
  Investment Tax Credits                                                     4,253         4,595         4,513
  Pension and Other Postretirement Benefits                                 12,811        12,577        13,394
  Environmental Remediation Costs                                           37,884        41,354        37,886
  Energy Trading Liabilities                                                 3,680             -             -
  Other                                                                      9,231         8,978         8,598
                                                                       ------------  ------------  ------------
        Total Deferred Credits
          and Other Non-Current Liabilities                                180,530       161,431       169,428
                                                                       ------------  ------------  ------------
Commitments and Contingencies  (Note 7)

              Total Capitalization and Liabilities                        $972,054      $798,711      $869,979
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


                                     SJI-6


                              SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                              (In Thousands)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                              ---------------------------
                                                                                  2001           2000
                                                                              ------------   ------------
Cash Flows from Operating Activities:

   Net Income Applicable to Common Stock                                          $17,630        $14,727
   Adjustments to Reconcile Net Income to Cash Flows
    Provided by Operating Activities:
     Depreciation and Amortization                                                 17,548         17,286
     Unrealized Gain on Energy Trading                                             (2,651)             -
     Provision for Losses on Accounts Receivable                                    1,046            729
     Revenues and Fuel Costs Deferred - Net                                       (15,599)       (10,637)
     Deferred and Non-Current Income Taxes and Credits - Net                        7,972          3,107
     Environmental Remediation Costs - Net                                          6,081         10,966
     Changes in:
       Accounts Receivable                                                         59,362         18,701
       Inventories                                                                (31,797)       (28,433)
       Prepayments and Other Current Assets                                          (486)          (250)
       Prepaid and Accrued Taxes - Net                                             (7,829)        (1,792)
       Accounts Payable and Other Accrued Liabilities                             (44,367)        14,751
     Other - Net                                                                   (3,455)         2,202
                                                                              ------------   ------------
          Net Cash Provided by Operating Activities                                 3,455         41,357
                                                                              ------------   ------------
Cash Flows from Investing Activities:

   Investment in Affiliate                                                          2,641         (2,201)
   Purchase of Available-For-Sale Securities                                         (571)          (633)
   Capital Expenditures, Cost of Removal and Salvage                              (45,303)       (33,643)
                                                                              ------------   ------------
          Net Cash Used in Investing Activities                                   (43,233)       (36,477)
                                                                              ------------   ------------
Cash Flows from Financing Activities:

   Net Proceeds from (Repayments of) Lines of Credit                               19,205        (26,150)
   Proceeds from Issuance of Long-Term Debt                                        64,000         35,000
   Principal Repayments of Long-Term Debt                                          (9,734)        (8,438)
   Repayment of Loan to Affiliate                                                   1,160          2,445
   Dividends on Common Stock                                                      (12,958)       (12,450)
   Proceeds from Sale of Common Stock                                               8,234          8,377
   Repurchase of Preferred Stock                                                     (114)          (240)
   Payments for Issuance of Long-Term Debt and Preferred Securities                (1,041)        (1,390)
                                                                              ------------   ------------
          Net Cash Provided by (Used in) Financing Activities                      68,752         (2,846)
                                                                              ------------   ------------
Net Increase in Cash and Cash Equivalents                                          28,974          2,034
Cash and Cash Equivalents at Beginning of Period                                    7,227          5,634
                                                                              ------------   ------------
Cash and Cash Equivalents at End of Period                                        $36,201         $7,668
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

     Energy Trading Activities & Derivative Instruments - The regulated and unregulated subsidiaries of SJI are involved in the buying, selling, transporting and storing of natural gas and buying and selling of retail electricity for their own accounts as well as managing these activities for others. As such, these subsidiaries are subject to market risk due to fluctuations in price. To manage this risk, the Company enters into a variety of physical and financial transactions including forward cont racts, swaps, futures, and options agreements.

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

                                     SJI-8

     Effective January 1, 2001, SJI adopted Financial Accounting Standards Board (FASB) Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. SJI has elected to not designate any derivative instruments as fair value or cash flow hedges.

     None of the activities of SJG and SJE are considered subject to the fair value recognition requirements of FASB No. 133.

     SJRG manages its portfolio purchases and sales, as well as natural gas in storage, using a variety of instruments that include forward contracts, swap agreements, option contracts and futures contracts. Beginning in April 2001, the Company determined that it would be more appropriate to account for the current activities of SJRG (its financially-settled transactions, natural gas in storage and other physically-settled transactions) in accordance with guidance provided by Emerging Issues Task Force No. 98-10, which requires that such items be accounted for pursuant to the mark-to-market method of accounting. Under the mark-to-market method of accounting, such items are reflected at fair value in Energy Trading Assets or Energy Trading Liabilities on our condensed consolidated balance sheets, while incremental changes in the fair value of such items are reflected in the condensed statements of consolidated income as a component of Unrealized Gain on Energy Trading. For the three and nine months ended September 30, 2001, the change in the fair value of financially-settled energy trading contracts was a gain of $.05 million and $2.7 million, respectively. The cumulative effect of a change in accounting principle of $148,000, originally reported in the March 31, 2001 Form 10-Q, relates to the adoption of FASB No. 133 on January 1, 2001 and is not impacted by the application of EITF No. 98-10, because such guidance also requires all applicable transactions to be recorded at fair value.

     Fair value of the derivative investments is determined by reference to quoted market prices of listed contracts, published quotations or quotations from independent parties.

     SJI implemented FASB No. 133 and EITF No. 98-10 based on current rules and guidance in place as of January 1, 2001 and through September 30, 2001. However, if such guidance is altered, this may impact subsequent reported operating results.

                                     SJI-9

     New Accounting Pronouncements - In June 2001, the FASB issued Statement No. 141, "Business Combinations," FASB No. 142, "Goodwill and Other Tangible Assets" and FASB No. 143, "Accounting for Asset Retirement Obligations." FASB No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FASB No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. FASB No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. FASB No. 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SJI expects to adopt FASB Nos. 141 and 142 for its fiscal year beginning January 1, 2002 and FASB 143 for its fiscal year beginning January 1, 2003. We are currently evaluating the effects of these pronouncements; however, they are not expected to have a material impact on SJI's financial condition or results of operations.

Note 2.  Discontinued Operations and Affiliations:

     Discontinued Operations - Summarized operating results of the discontinued operations were (in thousands):

                                      Three Months Ended   Nine Months Ended
                                         September 30,        September 30,
                                        2001      2000       2001      2000
                                       ------    ------     ------    ------
(Loss)Income before Income Taxes:
  Sand Mining                          $ (31)    $ (63)     $ 779     $(126)
  Construction                             2         5         97         7
  Fuel Oil                               (18)      (20)       (57)      (68)
  Wholesale Electric                       -       (99)    (1,177)     (347)
Income Tax Credits                        19        67        143       207
                                       ------    ------     ------    ------
Loss from Discontinued
 Operations - Net                      $ (28)    $(110)     $(215)    $(327)
                                       ======    ======     ======    ======
Earnings per Common Share
 from Discontinued Operations          $0.00    $(0.01)    $(0.02)   $(0.03)
                                       ======   =======    =======   =======


     Affiliations - SJRG was formed to provide natural gas storage, peaking services and transportation capacity for wholesale customers in New Jersey and surrounding states. Prior to January 1, 2001, SJRG was owned by SJ EnerTrade, Inc., a wholly-owned subsidiary of SJE, and UPR Energy Marketing, Inc. (UPR) which each held a 50% non-controlling interest. In January 2001, SJRG became a wholly-owned subsidiary of SJI when UPR redeemed its 50% interest in SJRG for the book value of its investment.

                                     SJI-10

     In 2001, the operations of SJRG are included on a consolidated basis. Prior to January 1, 2001, SJI's investment in SJRG was accounted for on the equity method. Had the activity of SJRG been fully consolidated in 2000, Nonutility Revenues would have been reported as $42.6 million and $179.7 million, and Cost of Sales - Nonutility would have been reported as $41.3 million and $173.7 million for the three months and nine months ending September 30, 2000, respectively.

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

     In October 2000, SJI formed Marina Energy LLC (Marina), a wholly-owned subsidiary, to develop, construct and operate a $40 million thermal energy plant. In December 2000, Marina Energy entered into a 20-year contract with Marina District Development Corporation to supply heat, hot water and cooling to The Borgata Resort. The plant is scheduled for completion in July 2003.

Note 3.  Common Stock:

     SJI has 20,000,000 shares of authorized Common Stock. The following shares were issued and outstanding:

                                                  2001          2000
                                               ----------    ----------
     Beginning Balance, January 1              11,499,701    11,152,175
     New Issues During Period:
       Dividend Reinvestment Plan                 266,432       301,451
       Employees' Stock Ownership Plan              2,805         2,949
       Stock Option, Stock Appreciation
        Rights, and Restricted Stock
        Award Plan                                    346         5,545
       Directors' Restricted Stock Plan                 -           180

     Ending Balance, September 30              11,769,284    11,462,300


     The par value ($1.25 per share) of stock issued in 2001 and 2000 was credited to Common Stock. Net excess over par value of approximately $7.9 million and $8.0 million was credited to Premium on Common Stock for the nine months ended September 30, 2001 and 2000, respectively.

                                     SJI-11

     Dividend Reinvestment Plan (DRP) and Employees' Stock Ownership Plan
(ESOP) - All shares offered through the DRP and ESOP are issued directly by SJI. As of September 30, 2001, SJI reserved 1,592,602 and 20,630 shares of authorized, but unissued, common stock for future issuance to the DRP and ESOP, respectively.

     Stock Option, Stock Appreciation Rights, and Restricted Stock Award Plan - Under this plan, no more than 306,000 shares in the aggregate may be issued to SJI's officers and other key employees. No options or stock appreciation rights may be granted under the Plan after November 22, 2006. At both September 30, 2001 and 2000, SJI had 3,000 and 4,500 options outstanding, respectively, all exercisable at $24.69 per share. No options and no stock appreciation rights were granted in 2001 or 2000. In 1999, the Plan was amended to include restricted stock awards. As of September 30, 2001, 59,528 restricted shares were granted.

     Earnings Per Common Share - We present basic EPS based on the weighted-average number of common shares outstanding. Our stock options and restricted stock outstanding at September 30, 2001 and 2000, do not dilute our EPS as calculated in accordance with FASB No. 128, "Earnings Per Share."

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

     In September 1999, the BPU approved an annual recovery level of $6.5 million for remediation costs expended from August 1995 through July 1998. In January 2000, the BPU approved the recovery of carrying costs on unrecovered remediation costs and a proposal by SJG to keep its current Remediation Adjustment Clause (RAC) rate in effect through October 2002. However, due to substantial RAC insurance recoveries, in October 2001, SJG filed for a RAC rate decrease. This proposal would reduce the annual recovery level to $4.2 million, if approved.

     Effective January 10, 2000, the BPU approved full unbundling of SJG's system. This allows all natural gas consumers to select their natural gas supplier. As of September 30, 2001, 36,393 of SJG's residential customers were purchasing their gas commodity from someone other than SJG. The bills of those using a gas supplier other than SJG are reduced for cost of gas charges and

                                     SJI-12

applicable taxes. The resulting decrease in revenues is offset by a corresponding decrease in gas costs and taxes under SJG's BPU-approved fuel clause. SJG's net income and financial condition are not affected as a result of the unbundling.

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

     Also approved was a modification to SJG's LGAC whereby underrecovered gas costs of $11.9 million as of October 31, 1999, and carrying costs thereon, are being recovered over a three-year period beginning January 2000.

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

Note 5.  Segments of Business:

     Information about SJI's operations in different industry segments is presented below (in thousands):

                                      Three Months Ended   Nine Months Ended
                                         September 30,        September 30,
                                        2001      2000       2001      2000
                                      --------  --------   --------  --------
Operating Revenues:
  Gas Utility Operations              $ 57,808  $ 63,835   $358,904  $287,498
  Wholesale Gas Operations              45,009         -    308,389         -
  Retail Gas and
   Other Nonutility Operations          19,600    17,221     76,446    55,521
                                      --------  --------   --------  --------
      Subtotal                         122,417    81,056    743,739   343,019

Intersegment Sales                     (14,482)   (5,248)   (74,623)  (10,261)
                                      --------  --------   --------  --------
      Total Operating Revenues        $107,935  $ 75,808   $669,116  $332,758
                                      ========  ========   ========  ========


                                     SJI-13


                                      Three Months Ended   Nine Months Ended
                                         September 30,        September 30,
                                        2001      2000       2001      2000
                                      --------  --------   --------  --------
Operating Income:
  Gas Utility Operations              $   (779) $   (550)  $ 39,072  $ 40,077
  Wholesale Gas Operations                 297         -      2,055         -
  Retail Gas and
   Other Nonutility Operations             143       290      4,525     3,875
                                      --------  --------   --------  --------
      Subtotal                            (339)     (260)    45,652    43,952

  Income Taxes                           2,394     2,560    (13,148)  (11,314)
  General Corporate                         83      (147)       453        63
                                      --------  --------   --------  --------
      Total Operating Income          $  2,138  $  2,153   $ 32,957  $ 32,701
                                      ========  ========   ========  ========
Depreciation and Amortization:
  Gas Utility Operations              $  5,878  $  5,677   $ 17,464  $ 17,192
  Wholesale Gas Operations                   5         -          5         -
  Retail Gas and
   Other Nonutility Operations              17        19         58        80
  Discontinued Operations                    7         4         21        14
                                      --------  --------   --------  --------
      Total                           $  5,907  $  5,700   $ 17,548  $ 17,286
                                      ========  ========   ========  ========
Property Additions:
  Gas Utility Operations              $ 12,495  $ 11,611   $ 33,669  $ 32,822
  Wholesale Gas Operations                   3         -         56         -
  Retail Gas and
   Other Nonutility Operations           7,454       111     11,003       420
                                      --------  --------   --------  --------
      Total                           $ 19,952  $ 11,722   $ 44,728  $ 33,242
                                      ========  ========   ========  ========
Identifiable Assets:
  Gas Utility Operations                                   $837,355  $780,674
  Wholesale Gas Operations                                   88,343         -
  Retail Gas and
   Other Nonutility Operations                               46,793    11,847
  Discontinued Operations                                     2,234     2,370
                                                           --------  --------
      Subtotal                                              974,725   794,891

  Corporate Assets                                           34,593    13,431
  Intersegment Assets                                       (37,264)   (9,611)
                                                           --------  --------
      Total Assets                                         $972,054  $798,711
                                                           ========  ========


                                     SJI-14

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

Note 6.  Retained Earnings:

     Restrictions exist under various loan agreements regarding the amount of cash dividends or other distributions that SJG may pay on its common stock. SJI's total equity in its subsidiaries' retained earnings, which is free of these restrictions, was $60.8 million as of September 30, 2001.

Note 7.  Commitments and Contingencies:

     Construction and Environmental - SJI's estimated cost of construction and environmental remediation programs for 2001 totals $61.3 million. Commitments were made regarding some of these programs.

     Pending Litigation - SJI is subject to claims arising in the ordinary course of business and other legal proceedings. We accrue liabilities when these claims become apparent for amounts we believe these claims may be settled. We also maintain insurance and record probable insurance recoveries relating to outstanding claims.

     Standby Letter of Credit - SJI had provided a $17 million standby letter of credit to Marina District Development Corporation in support of Marina's contractual obligations to construct the thermal energy plant and to supply heat, hot water and cooling to The Borgata Resort. With the achievement of certain construction milestones, the standby letter of credit has been reduced to $14.3 million as of September 30, 2001.

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

                                     SJI-15

will be in force for a 25-year period at 10 sites and for a 30-year period at one site. The following future cost estimates have not been reduced by any insurance recoveries from settlements or the Cleanup Cost Cap Insurance Policy.

     Since the early 1980s, SJI accrued environmental remediation costs of $133.5 million, of which $78.4 million was spent as of September 30, 2001.
With the assistance of an outside consulting firm, we estimate that future costs to clean up SJG's sites will range from $51.0 million to $148.5 million. We recorded the lower end of this range as a liability. It is reflected on the 2001 condensed consolidated balance sheets under the captions Current Liabilities and Deferred Credits and Other Non-Current Liabilities. SJG did not adjust the accrued liability for future insurance recoveries, which we were successful in pursuing. We used these proceeds to offset related legal fees and to reduce the balance of deferred environmental remediation costs.
Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements.

     The major portion of accrued environmental costs relate to the cleanup of SJG's former gas manufacturing sites. SJG recorded $126.8 million for the remediation of these sites and spent $75.8 million through September 30, 2001.

     SJG has two regulatory assets associated with environmental cost. The first asset is titled Environmental Remediation Cost: Expended - Net. These expenditures represent what was actually spent to clean up former gas manufacturing plant sites. These costs meet the requirements of FASB No. 71, "Accounting for the Effects of Certain Types of Regulation." The BPU allows SJG to recover expenditures through the RAC. SJG's current recovery level includes remediation costs expended through July 1998, and petitions to recover costs through July 2001 are pending.

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

     SJG files with the BPU to recover these costs in rates through its RAC. The BPU has consistently allowed the full recovery over 7-year periods, and SJG believes this will continue. As of September 30, 2001, SJG's unamortized remediation costs of $12.3 million are reflected on the condensed consolidated balance sheets under the caption, Regulatory and Other Non-Current Assets. Since implementing the RAC in 1992, SJG recovered $28.0 million through rates as of September 30, 2001.

                                     SJI-16

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

     SJI and SJF estimated their potential exposure for the future remediation of four sites where fuel oil operations existed years ago. Estimates for SJI's site range between $0.1 million and $0.2 million, while SJF's estimated liability ranges from $1.1 million to $3.1 million for its three sites.
Amounts sufficient to cover the lower ends of these ranges were recorded and are reflected on the 2001 condensed consolidated balance sheets under Current Liabilities and Deferred Credits and Other Non-Current Liabilities as of September 30, 2001.

Note 8.  Long-Term Debt:

     In July 2001, SJG issued the remaining $35 million of debt under its Medium Term Note Program. Notes totaling $10 million were issued at 6.74%, maturing in 2011; notes totaling $15 million were issued at 6.57%, maturing in 2011; and notes totaling $10 million were issued at 6.50%, maturing in 2016.

     On September 19, 2001, Marina sold $20.0 million of tax-exempt Thermal Energy Facilities Revenue Bonds Series A (Series A) and $9.0 million of taxable Thermal Energy Facilities Revenues Bonds Series B (Series B) issued by the New Jersey Economic Development Authority. Marina is authorized to issue up to an additional $16.0 million in Series B bonds. The proceeds of these bonds will be used to construct the thermal energy plant referred to in Note 2. The maturity of the Series A and Series B bonds are 30 and 20 years, respectively. Both Series A and Series B bear interest at a floating rate, reset weekly.

                                     SJI-17

           Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


Overview

     South Jersey Industries (SJI) is an energy services holding company which provides a variety of products and services through the following subsidiaries:

     1) South Jersey Gas Company (SJG) is a regulated natural gas utility. SJG distributes natural gas to approximately 284,240 customers in the seven southernmost counties of New Jersey. SJG also:

         . makes off-system sales of natural gas on a wholesale basis to various customers on the interstate pipeline system;
         . transports natural gas purchased directly from producers or suppliers for its own sales and for some of its customers;
         . services appliances via the sale of appliance warranty programs, as well as on a time and materials basis.

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

Customer Choice Legislation

     Effective January 1, 2000, all residential natural gas customers in New Jersey are able to choose their gas supplier under the terms of the Electric Discount and Energy Competition Act of February 1999. Commercial and industrial customers have had the ability to choose gas suppliers since 1987. SJG's residential customers have been able to choose a gas supplier since April 1997 under a pilot program. As of September 30, 2001, 36,393 SJG residential customers chose a natural gas supplier other than the utility. This number decreased from 44,863 at September 30, 2000 as third party marketers were unable to offer natural gas at prices competitive with those available to consumers under regulated utility tariffs. During the spring of 2001, the market price of natural gas became comparable to utility prices. Consequently, third party marketers increased customer acquisition efforts. The bills of customers choosing to purchase natural gas from providers other than the utility are reduced for cost of gas charges and applicable taxes. The resulting decrease in SJG's revenues is offset by a corresponding decrease in gas costs and taxes. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income or financial condition.

Energy Adjustment Clauses

     SJG's Board of Public Utilities (BPU) approved Temperature Adjustment Clause (TAC) had the following impact on 2001 and 2000 third quarter and nine month net earnings:

                                     SJI-19


                                                 2001         2000
                                               --------     --------

     TAC Adjustment Increase to Net Income
      ($ in thousands)

           Quarter Ended September 30              $0            $0
           Nine Months Ended September 30        $132        $1,349



     While the revenue and income impact of TAC adjustments are recorded as incurred, cash inflows or outflows directly attributable to TAC adjustments generally do not begin until the next TAC year. Each TAC year begins October 1.


Results of Operations - Three and Nine Months Ended September 30, 2001 Compared to Three and Nine Months Ended September 30, 2000

Operating Revenues - Utility

     Revenues decreased $3.3 million in the third quarter, but increased $60.2 million in the first nine months of 2001 compared with the prior year periods. Both periods were positively impacted by increased rates resulting from an increase in the Levelized Gas Adjustment Clause (LGAC) that reflects higher gas costs, the return of residential customers to firm gas sales from transportation and 5,745 additional customers. A large number of residential customers resumed purchasing natural gas from SJG as third party gas marketers were unable to offer competitive prices. Increased off-system sales also had a significant positive impact on nine month results. The increase in off-system revenues was due to higher prices for natural gas sold during the first half of the year. Significantly lower gas prices experienced during the third quarter completely offset the positive factors discussed previously, causing the revenue decline for the three month period. Total volumes of gas sold off-system were lower in the first three quarters of 2001 than in the prior year.

     Weather in the third quarter of 2001 was 2.3% warmer than the prior year period. Weather for the nine-month period was 3.8% colder than in 2000. Weather was 82.6% colder and 0.1% warmer for the third quarter and the first nine months, respectively, than the 20-year averages. Even large percentage changes in weather experienced during the third quarter typically have a minimal impact on revenues. The number of degree days experienced during the period is very small, rarely sufficient for our customers to use their heaters. Revenues for 2001 will be more closely tied to the 20-year normal temperatures than actual weather conditions due to our TAC.

                                     SJI-20

     The following is a comparison of operating revenue and throughput for the three- and nine-month periods ended September 30, 2001 and the same periods ended September 30, 2000.

                                       Three Months Ended    Nine Months Ended
                                         September 30,         September 30,
                                         2001      2000       2001      2000
                                       --------  --------   --------  --------
Operating Revenues (Thousands):
  Firm
    Residential                         $18,243   $14,911   $143,067  $107,808
    Commercial                            6,922     4,404     58,447    25,895
    Industrial                              497       559      2,999     3,576
    Cogeneration & Electric Generation    3,929     3,894      6,586    10,093
    Firm Transportation                   5,363     6,077     19,822    27,952
                                       --------  --------   --------  --------
      Total Firm Operating Revenues      34,954    29,845    230,921   175,324

  Interruptible                             236       308      1,173     1,140
  Interruptible Transportation              284       309        881     1,154
  Off-System                             20,530    32,015    119,203   104,290
  Capacity Release & Storage              1,130       568      3,978     2,996
  Other                                     674       790      2,748     2,594
  Intercompany Sales                     (2,192)   (4,950)   (20,460)   (9,296)
                                       --------  --------   --------  --------
      Total Operating Revenues          $55,616   $58,885   $338,444  $278,202
                                       ========  ========   ========  ========
Throughput (MMcf):
  Firm
    Residential                           1,259     1,331     12,631    12,114
    Commercial                              617       514      5,922     3,314
    Industrial                               13        25        186       181
    Cogeneration & Electric Generation    1,021       707      1,397     1,958
    Firm Transportation                   5,353     5,135     15,939    19,949
                                       --------  --------   --------  --------
      Total Firm Throughput               8,263     7,712     36,075    37,516

  Interruptible                              41        29        157       134
  Interruptible Transportation              611       661      1,841     2,238
  Off-System                              6,257     6,948     21,880    28,375
  Capacity Release & Storage              7,321     9,627     19,048    29,561
                                       --------  --------   --------  --------
      Total Throughput                   22,493    24,977     79,001    97,824
                                       ========  ========   ========  ========

                                     SJI-21

Operating Revenues - Nonutility

     Nonutility operating revenues increased by $35.4 million and $276.1 million for the third quarter and first nine months of 2001 compared to the comparable prior year periods. The majority of the increase was due to SJRG becoming a wholly-owned subsidiary of SJI as of January 1, 2001. Results at SJRG are now consolidated into SJI. Prior to this year, only SJRG's net income was recorded by SJI under the equity method of accounting. Higher natural gas prices also contributed to the increase for the nine-month period.

Cost of Gas Sold - Utility

     Cost of gas sold - utility decreased $3.4 million and increased $60.7 million for the third quarter and first nine months of 2001 compared with the same periods in 2000. Higher gas costs for both local distribution and off-system sales were responsible for the nine-month comparison. However, the cost of gas sold off-system was comparatively lower in the third quarter of 2001. SJG's gas cost during the first nine months of 2001 averaged $5.25/dt compared with $3.61/dt in the first nine months of 2000. Unlike gas costs associated with off-system sales, changes in the unit cost of gas sold to utility ratepayers do not directly affect Cost of Gas Sold - Utility. Fluctuations in gas costs to ratepayers not reflected in current rates are deferred and addressed in future periods under a BPU approved Levelized Gas Adjustment Clause (LGAC). Under the LGAC, fluctuations in gas costs not covered currently are reflected in future customer rates. Gas supply sources include contract and open-market purchases. SJG secures and maintains its own gas supplies to serve its customers.

Cost of Sales - Nonutility

     Cost of sales - nonutility decreased $34.9 million and $272.8 million for the third quarter and first nine months of 2001 compared to prior year periods due to the consolidation of SJRG's expenses, described in the Operating Revenues - Nonutility section of this report, and higher natural gas costs for the nine-month period.

Operations

     A summary of net changes in Operations (in thousands):

                                     Three Months Ended   Nine Months Ended
                                        September 30,       September 30,
                                        2001 vs. 2000       2001 vs. 2000
                                        -------------       -------------
     Utility:
       Other Production Expense                ($9)               ($29)
       Transmission                            (10)                (26)
       Distribution                            (17)               (515)
       Appliance Service - Net                 190                 114
       Customer Accounts and Services          208                 474
       Sales                                    29                 (42)
       Administration and General             (147)               (398)
       Other                                   (79)                 39
     Nonutility                                157                 336
                                            ------              ------
           Total Operations                   $322                ($47)
                                            ======              ======

                                     SJI-22

     Distribution expenses decreased in the first quarter of 2001 as costs related to our unionized workforce were avoided as a result of a work stoppage that ended on January 17, 2001. Expenses related to performing critical operational functions during the work stoppage were recognized under Administration and General. Offsetting these expenses in the Administration and General account was a reallocation of costs among other expense categories. The reallocation was BPU mandated as part of the energy deregulation process in New Jersey. Customer Accounts and Services rose due to a third quarter increase to the allowance for uncollectible accounts. Higher meter reading costs resulting from customer additions and fewer estimated meter reads were factors for the nine-month period. Nonutility expenses rose in both periods primarily due to the recognition of the activities of SJRG on a consolidated basis. Last year, the activities of SJRG were recognized under the equity method of accounting.

Other Operating Expenses

     A summary of principal changes in other consolidated operating expenses (in thousands):

                                     Three Months Ended   Nine Months Ended
                                        September 30,       September 30,
                                        2001 vs. 2000       2001 vs. 2000
                                        -------------       -------------

                Maintenance                   $199               $370
                Depreciation                   256                759
                Income Taxes                   167              1,835
                Energy and Other Taxes        (255)              (331)


     Maintenance expense increased during both periods primarily due to the deferral last year of expenses associated with the Remediation Adjustment Clause (RAC). Higher levels of RAC recoveries this year eliminated the need to defer these expenses. RAC related expenses do not affect earnings, as an offsetting amount is recognized in revenues. Depreciation was higher due to increased investment in property, plant and equipment by SJG. Income Tax changes reflect the impact of changes in pre-tax income.

Unrealized Gain on Energy Trading

     Unrealized gain on energy trading was new for the first quarter of 2001 and is the result of adopting FASB No. 133 and EITF No. 98-10, effective January 1, 2001. See Note 1 for a full discussion of FASB No. 133 and EITF No. 98-10.

                                     SJI-23

Interest Charges

     Interest charges were lower in the third quarter of 2001 compared with the prior year period. Increased debt outstanding was offset by lower interest rates and recoveries of carrying costs associated with the unrecovered RAC and purchased gas costs. The debt was incurred primarily to support the expansion and upgrade of SJG's gas transmission and distribution system, as well as higher levels of unrecovered gas costs. Interest expense for the nine month period was higher than the same period in 2000 mostly due to expenses associated with higher levels of unrecovered gas costs.

Net Income Applicable to Common Stock

     Net income (in thousands) and earnings per common share reflect the following changes:

                                     Three Months Ended   Nine Months Ended
                                        September 30,       September 30,
                                        2001 vs. 2000       2001 vs. 2000
                                        -------------       -------------

     Income from Continuing Operations        $224              $2,643
     Loss from Discontinued
      Operations - Net                          82                 112
     Cumulative Effect of Accounting
      Change - Net                               0                 148
                                          --------            --------
           Net Income Increase                $306              $2,903
                                          ========            ========
     Earnings per Common Share:
       Continuing Operations                 $0.03               $0.20
       Discontinued Operations - Net          0.01                0.01
       Cumulative Effect of Accounting
        Change - Net                          0.00                0.01

           Earnings per Common Share      --------            --------
            Increase                         $0.04               $0.22
                                          ========            ========


     The details affecting the changes in net income and earnings per share are discussed under the appropriate captions above.

Liquidity

     The seasonal nature of gas operations; the timing of construction and remediation expenditures and related permanent financing; as well as mandated tax and sinking fund payment dates require large, short-term cash requirements. These requirements are generally met by cash from operations and short-term lines of credit. We maintain short-term lines of credit with a number of banks, totaling $195.0 million, of which $54.6 million was available at

                                     SJI-24

September 30, 2001. The credit lines are uncommitted and unsecured with interest rates typically available based upon the Federal Funds Rates or London Interbank Offered Rates (LIBOR).

     The changes in cash flows from operating activities (in thousands):

                                                     Nine Months Ended
                                                       September 30,
                                                       2001 vs. 2000
                                                       -------------
     Increases/(Decreases):
     Net Income Applicable to Common Stock                  $2,903
     Depreciation and Amortization                             262
     Unrealized Gain on Energy Trading                      (2,651)
     Provision for Losses on Accounts Receivable               317
     Revenues and Fuel Costs Deferred - Net                 (4,962)
     Deferred and Non-Current Income Taxes and
      Credits - Net                                          4,865
     Environmental Remediation Costs-Net                    (4,885)
     Accounts Receivable                                    40,661
     Inventories                                            (3,364)
     Prepayments and Other Current Assets                     (236)
     Prepaid and Accrued Taxes - Net                        (6,037)
     Accounts Payable and Other Accrued Liabilities        (59,118)
     Other - Net                                            (5,657)
                                                          --------
           Net Cash Provided by Operating Activities      ($37,902)
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

     Unrealized Gain on Energy Trading is a non-cash credit to income and does not impact cash flows until the underlying positions are settled. Changes reflect movement in the fair market value of our energy trading assets and the recognition of realized gains and losses on settled positions.

     Changes in Deferred and Non-Current Income Taxes and Credits - Net represent the differences between taxes accrued and amounts paid. Generally, deferred income taxes related to deferred fuel costs will be paid in the next year.

                                     SJI-25

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

                                     SJI-26

Capital Resources

     SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental remediation costs. Net construction and remediation expenditures for the first nine months of 2001 amounted to $39.2 million. The costs for 2001, 2002 and 2003 are estimated at approximately $61.3 million, $78.4 million and $72.9 million, respectively. We expect to fund these expenditures from several sources, which may include cash generated by operations, temporary use of short-term debt, sale of medium-term notes, sale of taxable and tax exempt bonds, capital leases, RAC recoveries, insurance recoveries and the issuance of equity.

     SJI raised $2.4 million of equity capital via the issuance of 79,265 shares under our Dividend Reinvestment Plan (DRP) in October 2001.

     In July 2001, SJG issued a total of $35 million under its Medium Term Note program (MTN). Notes totaling $10 million were issued at 6.74%, maturing in 2011; notes totaling $15 million were issued at 6.57%, maturing in 2011; and notes totaling $10 million were issued at 6.50%, maturing in 2016. The net proceeds of these note issuances were used to retire short-term debt.

     In September, Marina Energy issued $29 million of variable rate demand bonds through the New Jersey Economic Development Authority (NJEDA). Of the bonds, $20 million were issued on a tax-exempt basis and $9 million were issued on a taxable basis. Marina has been authorized to issue an additional $16 million of taxable bonds through the NJEDA. The net proceeds are being used to fund the development of a thermal energy plant in Atlantic City, New Jersey. The plant will provide heat, hot water and cooling for the Borgata Resort. The new casino/resort is scheduled to open in July 2003.

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

     Interest Rate Risk - Our exposure to interest rate risk relates primarily to short-term, variable rate borrowings. A hypothetical 100 basis point increase in interest rates on $140.6 million of variable rate debt outstanding at September 30, 2001 would result in a $828,000 increase in our interest expense net of tax. Our long-term debt is primarily issued at fixed rates and, consequently, interest expense to the company is not significantly impacted by changes in market interest rates. Our debt has been issued with provisions that do not permit us during the next 12 months to prepay a material amount of such debt to take advantage of changes in interest rates. We do not currently use any derivatives to hedge interest rates. However, we are currently considering utilizing derivatives to hedge interest rates on the variable rate demand bonds issued through the NJEDA in September.


                                     SJI-28


                          PART II -- OTHER INFORMATION


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

                         SOUTH JERSEY INDUSTRIES, INC.
                                  (Registrant)



     Dated:  November 13, 2001     By:  /s/ David A. Kindlick
                                        David A. Kindlick
                                        Vice President and Treasurer





     Dated:  November 13, 2001      By:  /s/ George L. Baulig
                                         George L. Baulig
                                         Vice President & Corporate Secretary



                                     SJI-30