Form 10-K
period 2001-12-31
SOUTH JERSEY INDUSTRIES INC
filed 2002-03-28
CIK 91928

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2001 Commission File Number 1-6364

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

             Common Stock
      ($1.25 par value per share)             New York Stock Exchange
         (Title of each class)        (Name of exchange on which registered)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of approximately 10,561,400 shares of voting stock held by non-affiliates of the registrant as of March 1, 2002 was $322,651,000. As of March 1, 2002, there were 11,921,563 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference:
     In Part I of Form 10-K:   Pages 14, 20, 23, 24 and 25 of 2001 Annual
                               Report to Shareholders
     In Part II of Form 10-K:  Pages 1 and 12 through 26 of 2001 Annual Report to Shareholders
     In Part III of Form 10-K: Pages 1 through 11 of the Proxy Statement dated
                               March 11, 2001 for the 2002 Annual Meeting of
                               Shareholders
================================================================================

                                     PART I

                                Item 1. Business

General

     The registrant, South Jersey Industries, Inc. (SJI), a New Jersey corporation, was formed in 1969 for the purpose of owning and holding all of the outstanding common stock of South Jersey Gas Company (SJG), a public utility, and acquiring and developing non-utility lines of business. SJI provides a variety of energy related products and services through the following wholly owned subsidiaries:

     South Jersey Gas Company (SJG) is a regulated natural gas utility. SJG distributes natural gas in the seven southernmost counties of New Jersey. SJG also:

     - makes off-system sales of natural gas on a wholesale basis to various customers on the interstate pipeline system;

     - transports natural gas purchased directly from producers or suppliers for its own sales and for some of its customers; and

     - services appliances via the sale of appliance warranty programs as well as on a time and materials basis.

     South Jersey Energy Company (SJE) acquires and markets natural gas and electricity to retail end users and provides total energy management services to commercial and industrial customers. SJE has one subsidiary, SJ EnerTrade (EnerTrade), that primarily sells natural gas to the casino industry in Atlantic City, N.J. SJE operates South Jersey Energy Solutions, LLC, equally owned with Energy East Solutions, Inc., which markets retail electricity in New Jersey. SJE also markets an air quality monitoring system through AirLogics, LLC. SJE and GZA GeoEnvironmental, Inc., an environmental consulting firm, each have a 50% equity interest in AirLogics.

     South Jersey Resources Group, LLC (SJRG) markets wholesale natural gas storage, commodity and transportation in the mid-Atlantic and southern states. SJRG became a wholly owned subsidiary on January 1, 2001 when SJI acquired the 50% ownership interest in SJRG formerly owned by UPR Energy Marketing. Prior to then, SJI held a 50% ownership interest in the company.

     Marina Energy LLC (Marina) develops and plans to operate energy-related projects in southern New Jersey. Marina's initial project, the development of a facility to provide cooling, heating and hot water to The Borgata Resort in Atlantic City, is currently under construction.

     SJI also has a joint venture investment with Conectiv Solutions, LLC in Millennium Account Services, LLC (Millennium). Millennium provides meter reading services to SJG and Conectiv Power Delivery in southern New Jersey.

     Energy & Minerals, Inc. (EMI) principally manages liabilities associated with discontinued operations of non-utility subsidiaries.

Financial Information About Industry Segments

     Information regarding Industry Segments is incorporated by reference to
Note 9 on page 23 of SJI's Annual Report to Shareholders for the year ended December 31, 2001 which is attached to this report. See Item 14(c)(13).

Description of Business

     SJI is engaged in the business of operating, through subsidiaries, various business enterprises. SJI's most significant subsidiary is SJG.

                                     SJI-2


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

     SJG serves 288,008 residential, commercial and industrial customers (at December 31, 2001) in southern New Jersey. Gas sales, transportation and capacity release for 2001 amounted to approximately 108,935 MMcf (million cubic feet), of which approximately 48,786 MMcf was firm sales and transportation, 2,845 MMcf was interruptible sales and transportation and 57,304 MMcf was off-system sales and capacity release. The breakdown of firm sales includes 35.6% residential, 15.5% commercial, 3.1% cogeneration and electric generation, ..5% industrial and 45.3% transportation. At year-end 2001, SJG served 268,046 residential customers, 19,542 commercial customers and 420 industrial customers. This includes 2001 net additions of 6,425 residential customers, 223 commercial customers and 10 industrial customers.

     Under an agreement with Conectiv Inc., an electric utility serving southern New Jersey, SJG supplies natural gas to several electric generation facilities. This gas service is provided under the terms of a firm electric service tariff approved by the New Jersey Board of Public Utilities (BPU) on a demand/commodity basis. In 2001, 2.1 Bcf (billion cubic feet) was delivered under this agreement.

     SJG serviced 7 cogeneration facilities in 2001. Combined sales and transportation of natural gas to such customers amounted to approximately 4.0 Bcf in 2001.

     SJG makes wholesale gas sales for resale to gas marketers for ultimate delivery to end users. These "off-system" sales are made possible through the issuance of the Federal Energy Regulatory Commission (FERC) Orders No. 547 and
636. Order No. 547 issued a blanket certificate of public convenience and necessity authorizing all parties, which are not interstate pipelines, to make FERC jurisdictional gas sales for resale at negotiated rates, while Order No. 636 allowed SJG to deliver gas at delivery points on the interstate pipeline system other than its own city gate stations and release excess pipeline capacity to third parties. During 2001, off-system sales amounted to 30.1 Bcf. Also in 2001, capacity release and storage throughput amounted to 27.2 Bcf.

     Supplies of natural gas available to SJG that are in excess of the quantity required by those customers who use gas as their sole source of fuel (firm customers) make possible the sale and transportation of gas on an interruptible basis to commercial and industrial customers whose equipment is capable of using natural gas or other fuels, such as fuel oil and propane. The term "interruptible" is used in the sense that deliveries of natural gas may be terminated by SJG at any time if this action is necessary to meet the needs of higher priority customers as described in SJG's tariffs. Usage by interruptible customers, excluding off-system customers, in 2001 amounted to approximately 2.8 Bcf, approximately 2.6 percent of the total throughput.

     No material part of SJG's business is dependent upon a single customer or a few customers.

                                     SJI-3


     Service Territory

     The majority of SJG's residential customers reside in the northern and western portions of its service territory in Burlington, Camden, Salem and Gloucester counties. A majority of new customers reside in this section of the service territory, which includes the residential suburbs of Wilmington and Philadelphia. The franchise area to the east is centered on Atlantic City and the neighboring resort communities in Atlantic and Cape May counties, which experience large population increases in the summer months. The impact of the casino gaming industry on the Atlantic City area has resulted in the creation of new jobs and the expansion of the residential and commercial infrastructure necessary to support a developing year-round economy. Construction is progressing on the first new casino/hotel in 13 years, marking the beginning of another round of development in the city.

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

     Retail sales by SJG are made under rate schedules within a tariff filed with and subject to the jurisdiction of the BPU. These rate schedules provide primarily for either block rates or demand/commodity rate structures. The tariff contains provisions permitting the recovery of environmental remediation costs associated with former manufactured gas plant sites and for the adjustment of revenues due to the impact of "temperature" fluctuations as prescribed in SJG's tariff. The tariff also contains provisions permitting SJG to pass on to customers increases and decreases in the cost of purchased gas supplies. The cost of gas purchased from the utility by consumers has historically been set annually by the BPU under a Levelized Gas Adjustment Clause (LGAC) within SJG's tariff. When actual gas costs experienced by SJG are less than those charged to customers under the LGAC, customer bills in the subsequent LGAC period(s) are adjusted to provide credits for the overrecovery with interest. When actual gas costs are more than is recovered through rates, SJG is permitted to charge customers more for gas in future periods for the underrecovery. While SJG has not normally been permitted to recover the cost associated with financing the underrecovered amounts, a March 2001 BPU ruling permits SJG to recover unrecovered gas costs as of October 31, 2001 with interest at 5.75% over a three-year period. The action by the BPU was taken in response to unprecedented high gas costs experienced in 2000 and early 2001 and in consideration of requiring SJG to spread recovery of those costs over the three year period.

     In February, 1999, the Electric Discount and Energy Competition Act (the
Act) was signed into law in New Jersey. This bill created the framework and necessary time schedules for the restructuring of the state's electric and natural gas utilities. The Act established unbundling, where redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. It also established time frames for instituting competitive services for customer account functions and for determining whether basic gas supply services should become competitive.

                                     SJI-4


     SJG received BPU approval of its unbundling proposal in January 2000. In addition to allowing all customers to select their own gas supplier, the approval also provided SJG with the ability to recover carrying costs on unrecovered remediation costs under the Remediation Adjustment Clause (RAC), while holding the current RAC rate in effect through October 2002. Our RAC rate last changed in September 1999. SJG's LGAC was also modified by the unbundling process. Underrecovered gas costs of $11.9 million as of October 31, 1999, and related carrying costs, are being recovered through 2002.

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

     Additional information on regulatory affairs is incorporated by reference to Notes 1, 10, and 14 of SJI's Annual Report to Shareholders for the year ended December 31, 2001 which is attached to this report. See Item 14(c)(13).

     South Jersey Energy Company

     SJE, a New Jersey corporation established by SJI in 1973, is a wholly owned non-utility subsidiary of SJI and provides services for the acquisition and transportation of natural gas for retail and end users, markets total energy management services, and markets an air quality monitoring system. As of December 31, 2001, SJE marketed natural gas to 28,820 customers, of which 27,749 were residential customers. All of SJE's residential gas customers and most of its commercial and industrial customers are located within southern New Jersey. Electric customers at year end 2001 totaled four, all of which were commercial accounts. In 2001, SJE was profitable and contributed approximately 6.3% on a consolidated basis to SJI's net income. The majority of this contribution was derived from retail gas marketing.

     South Jersey Resources Group

     SJRG is a wholly owned non-utility subsidiary of SJI, formed in 1996. SJRG markets natural gas storage, commodity and transportation assets on a wholesale basis. Customers include energy marketers, electric and gas utilities and natural gas producers. SJRG's marketing activities occur mainly in the mid-Atlantic and southern regions of the country. SJRG also provides commodity risk management services to other SJI subsidiaries. In 2001, SJRG transacted 6.4 Bcf of natural gas. SJRG contributed approximately 10.5% on a consolidated basis to SJI's net income.

     Marina Energy

     Marina's initial project is an energy plant that will provide for the thermal needs of The Borgata Resort in Atlantic City. The facility consists of a production facility and a distribution and interconnection system to be located in the area of Atlantic City referred to as Renaissance Point. The Marina Thermal Facility is located on an approximate 3/4-acre site off of Route 30 (Absecon Blvd.) and between Tennessee and New York Avenues in Atlantic City. The production facility will consist of hot and chilled water production equipment, emergency electric generating equipment and related equipment. The facility is located adjacent to the Borgata site and in close proximity to other potential customer sites. The distribution system will consist of both hot and chilled water piping, manholes, valves, heat exchangers, controls and electrical devices. The system will commence within the Marina Thermal Facility and will run throughout the Renaissance Point area and terminate at various customer facilities.

     Construction of the Marina Thermal Facility is expected to be completed in April, 2003 with service commencing in the summer of 2003. The Marina Thermal Facility will have the capacity to produce and distribute 20,000 tons of chilled

                                     SJI-5


water and 300 million British Thermal Units per hour of hot water to customers in the Renaissance Point area of the City. The Marina Thermal Facility is capable of serving multiple customers within the Renaissance Point area.

Raw Materials

     South Jersey Gas Company

     Transportation and Storage Agreements

     SJG has direct connections to two interstate pipeline companies, Transco and Columbia. During 2001, SJG purchased and had delivered approximately 66.0 Bcf of natural gas for distribution to both on-system and off-system customers. Of this total, 51.3 Bcf was transported on the Transco pipeline system and 14.7 Bcf was transported on the Columbia pipeline system. SJG also secures firm transportation and other long term services from four additional pipelines upstream of the Transco and Columbia systems. They include: Columbia Gulf Transmission Company (Columbia Gulf), Sempra Energy Trading Corp. (Sempra), Texas Gas Transmission Corporation (Texas Gas) and Equitrans. Services provided by these upstream pipelines are utilized to deliver gas into either the Transco or Columbia systems for ultimate delivery to SJG. Services provided by all of the above mentioned pipelines are subject to changes as directed by FERC Order No. 636.

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

     SJG also has seven long-term gas storage service agreements with Transco that, when combined, are capable of storing approximately 10.1 Bcf. Through these services, SJG can inject gas into market area storage during periods of low demand and withdraw gas at a rate of up to 86,973 Mcf per day during periods of high demand. The terms of the storage service agreements extend for various periods from 2002 to 2008.

     Sempra:

     SJG has separate gas sales and capacity management agreements with Sempra, which provide SJG with up to 9,662 Mcf per day of gas during the period November 16 through March 31 of each year.

     Columbia:

     SJG has three firm transportation agreements with Columbia which, when combined, provide for 43,500 Mcf/d of firm deliverability.

     SJG also subscribes to a firm storage service from Columbia, to March 31, 2009, which provides a maximum withdrawal quantity of 51,102 Mcf/d during the winter season with an associated 3,355,557 Mcf of storage capacity.

     Equitrans:

     SJG has a one year storage service agreement with Equitrans which provides up to 5,314 Mcf/d from a total storage quantity of 504,831 Mcf. The gas is delivered to SJG under a firm transportation agreement with Transco.

                                     SJI-6


     Gas Supplies

     SJG has several long term gas supply agreements with various producers and marketers that expire between 2002 and 2006. Under these agreements, SJG can purchase up to 17,350,098 Mcf of natural gas per year. When advantageous, SJG can purchase spot supplies of natural gas in place of or in addition to those volumes reserved under long-term agreements.

     The following chart shows by percentage the actual sources of purchased gas supply for each of the last three years:

                                     2001              2000             1999
                                   ------------------------------------------

Long-Term Contract                   29.8%             65.3%            76.8%
Spot                                 70.2%             34.7%            23.2%
                                   ------------------------------------------
      Total                         100.0%            100.0%           100.0%


     Supplemental Gas Supplies

     SJG entered into a Liquified Natural Gas (LNG) purchase agreement with a third party provider which extends through October 31, 2003. For the 2001-2002 contract year, SJG's annual contract quantity under the agreement is 186,047 Mcf. LNG purchases are transported to SJG's McKee City, New Jersey LNG storage facility by truck.

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

     Peak-Day Supply

     SJG plans for a winter season peak-day demand on the basis of an average daily temperature of 2 degrees F. Gas demand on such a design day was estimated for the 2001-2002 winter season to be 470,385 Mcf versus a design day supply of 503,909 Mcf. On February 22, 2001, SJG experienced its highest peak-day demand for the year of 325,739 Mcf with an average temperature of 24.66 degrees F.

     Commodity Prices

     SJG's average commodity cost of gas purchased in 2001, 2000 and 1999 was $4.95 per Mcf, $4.32 per Mcf and $2.30 per Mcf, respectively.

     South Jersey Energy Company

     Transportation and Storage Agreements

     Access to gas suppliers and cost of gas are significant to the operations of SJE and its subsidiary, EnerTrade. No material part of the business of SJE is dependent upon a single customer or a few customers. SJE purchases delivered gas only, primarily from SJRG. Consequently, SJE maintains no transportation or storage agreements.

                                     SJI-7


     South Jersey Resources Group

     Transportation and Storage Agreements

     National Fuel Gas Supply Corporation:

     SJRG has a long-term storage service agreement with National Fuel Gas Supply Corporation (National Fuel) with a primary term which extends through March 31, 2005, under which up to 1,207,729 Mcf of gas may be stored during the summer season and up to 9,684 Mcf/d may be withdrawn during the winter season.

     SJRG also has a long-term firm transportation agreement with National Fuel associated with the above mentioned storage service, with a primary term which extends through March 31, 2005. Under this agreement, National Fuel will provide SJRG with a maximum daily injection transportation quantity of 7,344 Mcf with primary receipt points on Tennessee Gas Pipeline and National Fuel's system storage. The agreement also provides for a maximum daily withdrawal transportation quantity of 9,684 Mcf with primary delivery points on Transcontinental Gas Pipe Line and National Fuel's system storage.

     SJRG also has a long-term capacity assignment of firm pipeline capacity on the Columbia Gulf System. This agreement expires in October 2004.

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

     Non-Utility Companies

     Among SJI's non-utility activities, retail gas marketing has a seasonal pattern similar to SJG's. Other activities, such as wholesale gas marketing, air monitoring and energy services, do not follow seasonal patterns. However, these activities are not yet significant enough to materially alter SJI's historical earnings pattern.

Working Capital Practices

     Reference is made to "Liquidity and Capital Resources" on page 14 of the SJI's Annual Report to Shareholders for the year ended December 31, 2001 which is attached to this report.

                                     SJI-8


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

Competition

     South Jersey Gas Company

     SJG's franchises are non-exclusive, however, currently no other utility is providing service within its territory. SJG competes with oil, propane and electricity suppliers for residential, commercial and industrial users. The market for natural gas commodity sales is subject to competition as a result of deregulation. Through its tariff, SJG has promoted competition while maintaining its margins. Substantially all of SJG's profits are from the transportation rather than the sale of the commodity. SJG has maintained its focus on being a low-cost provider of natural gas and energy services. SJG also competes with other marketers/brokers in the selling of wholesale natural gas services.

     Non-Utility Companies

     SJE competes with a number of other marketers/brokers in selling retail natural gas. SJE competes effectively based upon a combination of effective customer acquisition efforts and pricing. Competition includes SJG, other utilities, and alliances which include other utility companies. SJRG competes with other wholesale gas marketers based upon a combination of familiarity with the markets we serve and price.

Research

     During the last three fiscal years, neither SJI nor any of its subsidiaries engaged in research activities to any material extent.

Environmental Matters

     Information on environmental matters for SJI and its subsidiaries is incorporated by reference to Note 14 on page 25 of the SJI Annual Report to Shareholders for the year ended December 31, 2001 which is attached to this report.

Employees

     SJI and its subsidiaries had a total of 644 employees as of December 31, 2001.

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

                                     SJI-9

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

     A number of factors could cause our actual results to differ materially from those anticipated, including, but not limited to the following: general economic conditions on an international, national, state and local level; weather conditions in our marketing areas; changes in commodity costs; regulatory and court decisions; competition in our utility and non-utility activities; the availability and cost of capital; our ability to maintain existing joint ventures to take advantage of marketing opportunities; costs and effects of legal proceedings and environmental liabilities; the failure of customers or suppliers to fulfill their contractual obligations; and changes in business strategies.


                               Item 2. Properties

      The principal property of SJI consists of SJG's gas transmission and distribution systems that include mains, service connections and meters. The transmission facilities carry the gas from the connections with Transco and Columbia to SJG's distribution systems for delivery to customers. As of December 31, 2001, there were approximately 92 miles of mains in the transmission systems and 5,200 miles of mains in the distribution systems.

     SJG owns office and service buildings, including its corporate headquarters, at seven locations in the territory and a liquefied natural gas storage and vaporization facility.

     As of December 31, 2001, SJG's utility plant had a gross book value of $805.4 million and a net book value, after accumulated depreciation, of $584.0 million. In 2001, $47.8 million was spent on additions to utility plant and there were retirements of property having an aggregate gross book cost of $7.8 million. SJG's construction and remediation expenditures for 2002 are currently expected to approximate $60.1 million. SJI's total construction and remediation expenditures for 2002 are expected to total $91.5 million. The portion not associated with SJG is primarily due to anticipated expenditures related to the development of the thermal plant at Marina Energy.

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

                                     SJI-10


     South Jersey Fuel, Inc., an inactive subsidiary, owns real estate in Deptford Township and Upper Township, New Jersey.

     R&T Castellini, Inc., an inactive subsidiary, owns land and buildings in Vineland, New Jersey.

     SJI owns approximately 139 acres of land in Folsom, New Jersey, approximately 9.29 acres of land in Linwood, New Jersey and a commercial office building in Chester, Pennsylvania.


                            Item 3. Legal Proceedings

     SJI is subject to claims arising in the ordinary course of business and other legal proceedings. We accrue liabilities when these claims become apparent. SJI also maintains insurance and records probable insurance recoveries relating to outstanding claims. In our opinion these claims will not materially adversely affect SJI.


           Item 4. Submission Of Matters To A Vote of Security Holders

     No matter was submitted to a vote of security holders during the fourth quarter of the 2001 fiscal year.


                 Item 4-A. Executive Officers of the Registrant

           Name              Age                 Positions with SJI
  --------------------      -----      ---------------------------------------

  Charles Biscieglia          57       Chairman of the Board, President and
                                      Chief Executive Officer
  Edward J. Graham            44       Vice President
  David A. Kindlick           47       Vice President & Treasurer
  Albert V. Ruggiero          53       Vice President
  George L. Baulig            60       Vice President & Corporate Secretary


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

     Edward J. Graham was elected Vice President & Controller of SJG in June 1994, Vice President, Gas Management in April 1995, and Senior Vice President, Energy Management in April 1998. Mr. Graham was elected President of SJ EnerTrade in October 1997 and President of SJE in October 1998. Mr. Graham was elected Vice President of SJI in June 1998, and Executive Vice President and Chief Operating Officer in January 2002.

     David A. Kindlick was elected Assistant Vice President, Revenue Requirements of SJG in October 1989, Vice President, Revenue Requirements in April 1992, Vice President, Rates and Budgeting in April 1995, Senior Vice President, Finance and Rates in April 1998, and Executive Vice President and Chief Financial Officer in January 2002. Mr. Kindlick was elected Vice President of SJI in June 1997, Vice President and Treasurer in April 2001, and Vice President, Treasurer and Chief Financial Officer in January 2002.

                                     SJI-11


     Albert V. Ruggiero was elected Vice President, Human Resources of SJG in April 1990, Vice President, Human Resources & External Affairs in April 1995, Senior Vice President, Corporate Development in April 1998, and Executive Vice President and Chief Administrative Officer in January 2002. Mr. Ruggiero was elected Vice President of SJI in October 1998.

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

                                     SJI-12



                                     PART II


              Item 5. Market for the Registrant's Common Stock and
                           Related Stockholder Matters

     Information required by this item is incorporated by reference to Note 4 on page 22 of SJI's Annual Report to Shareholders for the year ended December 31, 2001 which is attached to this report.


                         Item 6. Selected Financial Data

     Information required by this item is incorporated by reference to page 1 of SJI's Annual Report to Shareholders for the year ended December 31, 2001 which is attached to this report.


           Item 7. Management's Discussion and Analysis of Results of
                       Operations and Financial Condition

     Information required by this item is incorporated by reference to pages 12 through 15 of SJI's Annual Report to Shareholders for the year ended December 31, 2001 which is attached to this report.


      Item 7A. Quantitative and Qualitative Disclosures about Market Risks

     Information required by this item is incorporated by reference to the section entitled "Financial Risk Management" on page 15 of SJI's Annual Report to Shareholders for the year ended December 31, 2001, which is attached to this report.


               Item 8. Financial Statements and Supplementary Data

     Information required by this item is incorporated by reference to pages 15 through 25 and the top of page 26 of SJI's Annual Report to Shareholders for the year ended December 31, 2001 which is attached to this report.


            Item 9. Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure

                                      None


                                     SJI-13



                                    PART III


           Item 10. Directors and Executive Officers of the Registrant

     Information required by this item relating to the directors of SJI is incorporated by reference to pages 1 through 5 of SJI's definitive Proxy Statement, dated March 11, 2002, filed in connection with SJI's 2002 Annual Meeting of Shareholders. Information required by this item relating to the executive officers of SJI is set forth in Item 4-A of this report.


                         Item 11. Executive Compensation

     Information required by this item is incorporated by reference to pages 8 through 11 of SJI's definitive Proxy Statement, dated March 11, 2002, filed in connection with SJI's 2002 Annual Meeting of Shareholders.


     Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information required by this item is incorporated by reference to pages 5, 6 and 7 of SJI's definitive Proxy Statement, dated March 11, 2002, filed in connection with SJI's 2001 Annual Meeting of Shareholders.


             Item 13. Certain Relationships and Related Transactions

                                      None



                                     SJI-14



                                     PART IV

    Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

     (a) Listed below are all financial statements and schedules filed as part of this report:

     1 - The consolidated financial statements and notes to consolidated financial statements together with the report thereon of Deloitte & Touche LLP, dated February 13, 2002, are incorporated herein by reference to pages 15 through 25 of SJI's Annual Report to Shareholders for the year ended December 31, 2001 which is attached to this report.

     2 - Supplementary Financial Information

     Information regarding selected quarterly financial data is incorporated herein by reference to page 26 of SJI's Annual Report to Shareholders for the year ended December 31, 2001 which is attached to this report.

     Supplemental Schedules as of December 31, 2001, 2000 and 1999 and for the three years ended December 31, 2001, 2000, and 1999:

     The Independent Auditors' Report of Deloitte & Touche LLP, Auditors of SJI (page 23).

     Schedule I - Statement of Income, Statement of Comprehensive Income, Statement of Retained Earnings and Statement of Cash Flows of SJI (pages 24, 25 and 26).

     Schedule II - Valuation and Qualifying Accounts (page 27).

     All schedules, other than that listed above, are omitted because the information called for is included in the financial statements filed or because they are not applicable or are not required.

     3 - See Item 14(c)(13)

(b)  Reports on Form 8-K - None.

(c) List of Exhibits (Exhibit Number is in Accordance with the Exhibit Table in Item 601 of Regulation S-K).


     Exhibit                    Description                            Reference
     Number

(3)(a)(i)           Certificate of Incorporation of       Incorporated by reference from
                    South Jersey Industries, Inc., as     Exhibit (4)(a) of Form S-2
                    amended through April 19, 1984.       (2-91515).

(3)(a)(ii)          Amendment to Certificate of           Incorporated by reference from
                    Incorporation relating to             Exhibit (4)(e)(1) of Form S-3
                    two-for-one stock split effective     (33-1320).
                    as of April 28, 1987.

(3)(a)(iii)         Amendment to Certificate of           Incorporated by reference from
                    Incorporation relating to director    Exhibit (4)(e)(2) of Form S-3
                    and officer liability.                (33-1320).

(3)(ii)             Bylaws of South Jersey Industries,    Incorporated by reference from
                    Inc. as amended and restated          Exhibit (3)(ii) of Form 10-K for
                    through November 17, 2000.            2000 (1-6364).



                                     SJI-15


 Exhibit Number                 Description                            Reference

(4)(a)              Form of Stock Certificate for         Incorporated by reference from
                    common stock.                         Exhibit (4)(a) of Form 10-K for
                                                          1985 (1-6364).

(4)(a)(i)           Rights Agreement dated as of          Incorporated by reference from
                    September 20, 1996 between South      Exhibit 99.1 of Form 8-A filed
                    Jersey Industries, Inc. and The       April 9, 1996 (1-6364).
                    Farmers & Merchants National Bank
                    of Bridgeton.

(4)(b)(i)           First Mortgage Indenture dated        Incorporated by reference from
                    October 1, 1947.                      Exhibit (4)(b)(i) of Form 10-K for
                                                          1987 (1-6364).

(4)(b)(x)           Twelfth Supplemental Indenture        Incorporated by reference from
                    dated as of June 1, 1980.             Exhibit 5(b) of Form S-7 (2-68038).
(4)(b)(xiv)         Sixteenth Supplemental Indenture      Incorporated by reference from
                    dated as of April 1, 1988, 10 1/4%    Exhibit (4)(b)(xv) of Form 10-Q
                    Series due 2008.                      for the quarter ended March 31,
                                                          1988 (1-6364).

(4)(b)(xv)          Seventeenth Supplemental Indenture    Incorporated by reference from
                    dated as of May 1, 1989.              Exhibit (4)(b)(xv) of Form 10-K
                                                          for 1989 (1-6364).

(4)(b)(xvi)         Eighteenth Supplemental Indenture     Incorporated by reference from
                    dated as of March 1, 1990.            Exhibit (4)(e) of Form S-3
                                                          (33-36581).

(4)(b)(xvii)        Nineteenth Supplemental Indenture     Incorporated by reference from
                    dated as of April 1, 1992.            Exhibit (4)(b)(xvii) of Form 10-K
                                                          for 1992 (1-6364).

(4)(b)(xviii)       Twentieth Supplemental Indenture      Incorporated by reference from
                    dated as of June 1, 1993.             Exhibit (4)(b)(xviii) of Form 10-K
                                                          for 1993(1-6364).

(4)(b)(xix)         Twenty-First Supplemental             Incorporated by reference from
                    Indenture dated as of March 1,        Exhibit (4)(b)(xviv) of Form 10-K
                    1997.                                 for 1997(1-6364).

(4)(b)(xx)          Twenty-Second Supplemental            Incorporated by reference from
                    Indenture dated as of October 1,      Exhibit (4)(b)(ix) of Form S-3
                    1998.                                 (333-62019).

(4)(c)              Indenture dated as of January 31,     Incorporated by reference from
                    1995; 8.60% Debenture Notes due       Exhibit (4)(c) of Form 10-K for
                    February 1, 2010.                     1994 (1-6364).

(4)(d)              Certificate of Trust for SJG          Incorporated by reference from
                    Capital Trust.                        Exhibit 3(a) of Form S-3 - SJG
                                                          Capital Trust and
                                                          South Jersey Gas
                                                          Company as filed March
                                                          27, 1997, as amended
                                                          April 18, 1997 and
                                                          April 23, 1997
                                                          (333-24065).

(4)(d)(i)           Trust Agreement of SJG Capital        Incorporated by reference from
                    Trust.                                Exhibit 3(b) of Form S-3 - SJG
                                                          Capital Trust and
                                                          South Jersey Gas
                                                          Company as filed March
                                                          27, 1997, as amended
                                                          April 18, 1997 and
                                                          April 23, 1997
                                                          (333-24065).


                                     SJI-16


 Exhibit Number                 Description                            Reference

(4)(d)(ii)          Form of Amended and Restated Trust    Incorporated by reference from
                    Agreement                             for SJG Capital Trust.
                                                          Exhibit 3(c) of Form
                                                          S-3 - SJG Capital
                                                          Trust and South Jersey
                                                          Gas Company as filed
                                                          March 27, 1997, as
                                                          amended April 18, 1997
                                                          and April 23, 1997
                                                          (333-24065).

(4)(d)(iii)         Form of Preferred Security for SJG    Incorporated by reference from
                    Capital Trust.                        Exhibit 4(a) of Form S-3 - SJG
                                                          Capital Trust and
                                                          South Jersey Gas
                                                          Company as filed March
                                                          27, 1997, as amended
                                                          April 18, 1997 and
                                                          April 23, 1997
                                                          (333-24065).

(4)(d)(iv)          Form of Deferrable Interest           Incorporated by reference from
                    Subordinated Debenture.               Exhibit 4(b) of Form S-3 - SJG
                                                          Capital Trust and
                                                          South Jersey Gas
                                                          Company as filed March
                                                          27, 1997, as amended
                                                          April 18, 1997 and
                                                          April 23, 1997
                                                          (333-24065).

(4)(d)(v)           Form of Deferrable Interest           Incorporated by reference from
                    Subordinated Debenture.               Exhibit 4(c) of Form S-3 - SJG
                                                          Capital Trust and
                                                          South Jersey Gas
                                                          Company as filed March
                                                          27, 1997, as amended
                                                          April 18, 1997 and
                                                          April 23, 1997
                                                          (333-24065).

(4)(d)(vi)          Form of Guaranty Agreement between    Incorporated by reference from
                    South Jersey Gas Company and SJG      Exhibit 4(d) of Form S-3 - SJG
                    Capital Trust.                        Capital Trust and South Jersey Gas
                                                          Company as filed March
                                                          27, 1997, as amended
                                                          April 18, 1997 and
                                                          April 23, 1997
                                                          (333-24065).

(4)(e)              Medium Term Note Indenture of         Incorporated by reference from
                    Trust dated October 1, 1998.          Exhibit 4(e) of Form S-3
                                                          (333-62019).

(9)                 None

(10)(d)             Gas storage agreement (GSS)           Incorporated by reference from
                    between South Jersey Gas Company      Exhibit (10)(d) of Form 10-K for
                    and Transco dated October 1, 1993.    1993 (1-6364).

(10)(e)             Gas storage agreement (S-2)           Incorporated by reference from
                    between South Jersey Gas Company      Exhibit (5)(h) of Form S-7
                    and Transco dated December 16,        (2-56223).
                    1953.

(10)(f)             Gas storage agreement (LG-A)          Incorporated by reference from
                    between South Jersey Gas Company      Exhibit (5)(f) of Form S-7
                    and Transco dated June 3, 1974.       (2-56223).

(10)(h)             Gas storage agreement (WSS)           Incorporated by reference from
                    between South Jersey Gas Company      Exhibit (10)(h) of Form 10-K for
                    and Transco dated August 1, 1991.     1991 (1-6364).

(10)(i)             Gas storage agreement (LSS)           Incorporated by reference from
                    between South Jersey Gas Company      Exhibit (10)(i) of Form 10-K for
                    and Transco dated October 1, 1993.    1993 (1-6364).


                                     SJI-17


 Exhibit Number                 Description                            Reference

(10)(i)(a)          Gas storage agreement (SS-1)          Incorporated by reference from
                    between South Jersey Gas Company      Exhibit (10)(i)(a) of Form 10-K
                    and Transco dated May 10, 1987        for 1988 (1-6364).
                    (effective April 1, 1988).

(10)(i)(b)          Gas storage agreement (ESS)           Incorporated by reference from
                    between South Jersey Gas Company      Exhibit (10)(i)(b) of Form 10-K
                    and Transco dated November 1, 1993.   for 1993 (1-6364).

(10)(i)(c)          Gas transportation service            Incorporated by reference from
                    agreement between South Jersey Gas    Exhibit (10)(i)(c) of Form 10-K
                    Company and Transco dated April 1,    for 1989 (1-6364).
                    1986.

(10)(i)(e)          Service agreement (FS) between        Incorporated by reference from
                    South Jersey Gas Company and          Exhibit (10)(i)(e) of Form 10-K
                    Transco dated August 1, 1991.         for 1991 (1-6364).

(10)(i)(f)          Service agreement (FT) between        Incorporated by reference from
                    South Jersey Gas Company and          Exhibit (10)(i)(f) of Form 10-K
                    Transco dated February 1, 1992.       for 1991 (1-6364).

(10)(i)(g)          Service agreement (Incremental FT)    Incorporated by reference from
                    between South Jersey Gas Company      Exhibit (10)(i)(g) of Form 10-K
                    and Transco dated August 1, 1991.     for 1991 (1-6364).

(10)(i)(i)          Gas storage agreement (SS-2)          Incorporated by reference from
                    between South Jersey Gas Company      Exhibit (10)(i)(i) of Form 10-K
                    and Transco dated July 25, 1990.      for 1991 (1-6364).

(10)(i)(j)          Gas transportation service            Incorporated by reference from
                    agreement between South Jersey Gas    Exhibit (10)(i)(j) of Form 10-K
                    Company and Transco dated December    for 1993 (1-6364).
                    20, 1991.

(10)(i)(k)          Amendment to gas transportation       Incorporated by reference from
                    agreement dated December 20, 1991     Exhibit (10)(i)(k) of Form 10-K
                    between South Jersey Gas Company      for 1993 (1-6364).
                    and Transco dated October 5, 1993.

(10)(j)(a)          Gas transportation service            Incorporated by reference from
                    agreement (FTS) between South         Exhibit (10)(j)(a) of Form 10-K
                    Jersey Gas Company and Equitable      for 1989 (1-6364).
                    Gas Company dated November 1, 1986.

(10)(k)(h)          Gas transportation service            Incorporated by reference from
                    agreement (TF) between South          Exhibit (10)(k)(h) of Form 10-K
                    Jersey Gas Company and CNG            for 1993 (1-6364).
                    Transmission Corporation dated
                    October 1, 1993.

(10)(k)(i)          Gas purchase agreement between        Incorporated by reference from
                    South Jersey Gas Company and ARCO     Exhibit (10)(k)(i) of Form 10-K
                    Gas Marketing, Inc. dated March 5,    for 1989 (1-6364).
                    1990.

                                     SJI-18



 Exhibit Number                 Description                            Reference

(10)(k)(k)          Gas transportation service            Incorporated by reference from
                    agreement (FTS-1) between South       Exhibit (10)(k)(k) of Form 10-K
                    Jersey Gas Company and Columbia       for 1993 (1-6364).
                    Gulf Transmission Company dated
                    November 1, 1993.

(10)(k)(l)          Assignment agreement capacity and     Incorporated by reference from
                    service rights (FTS-2) between        Exhibit (10)(k)(i) of Form 10-K
                    South Jersey Gas Company and          for 1993 (1-6364).
                    Columbia Gulf Transmission Company
                    dated November 1, 1993.

(10)(k)(m)          FTS Service Agreement No. 39556       Incorporated by reference from
                    between South Jersey Gas Company      Exhibit (10)(k)(m) of Form 10-K
                    and Columbia Gas Transmission         for 1993 (1-6364).
                    Corporation dated November 1, 1993.

(10)(k)(n)          FTS Service Agreement No. 38099       Incorporated by reference from
                    between South Jersey Gas Company      Exhibit (10)(k)(n) of Form 10-K
                    and Columbia Gas Transmission         for 1993 (1-6364).
                    Corporation dated November 1, 1993.

(10)(k)(o)          NTS Service Agreement No. 39305       Incorporated by reference from
                    between South Jersey Gas Company      Exhibit (10)(k)(o) of Form 10-K
                    and Columbia Gas Transmission         for 1993 (1-6364).
                    Corporation dated November 1, 1993.

(10)(k)(p)          FSS Service Agreement No. 38130       Incorporated by reference from
                    between South Jersey Gas Company      Exhibit (10)(k)(p) of Form 10-K
                    and Columbia Gas Transmission         for 1993 (1-6364).
                    Corporation dated November 1, 1993.

(10)(k)(q)          SST Service Agreement No. 38086       Incorporated by reference from
                    between South Jersey Gas Company      Exhibit (10)(k)(q) of Form 10-K
                    and Columbia Gas Transmission         for 1993 (1-6364).
                    Corporation dated November 1, 1993.

(10)(k)(r)          NS (Negotiated Sales) Service         Incorporated by reference from
                    Agreement dated December 1, 1994      Exhibit (10)(k)(r) of Form 10-K
                    between South Jersey Gas Company      for 1994 (1-6364).
                    and Transco Gas Marketing Company
                    as agent for Transcontinental Gas
                    Pipeline.

(10)(l)*            Deferred Payment Plan for             Incorporated by reference from
                    Directors of South Jersey             Exhibit (10)(l) of Form 10-K for
                    Industries, Inc., South Jersey Gas    1994 (1-6364).
                    Company, Energy & Minerals, Inc.,
                    R&T Group, Inc. and South Jersey
                    Energy Company as amended and
                    restated October 21, 1994.

(10)(l)(a)*         Form of Deferred Compensation         Incorporated by reference from
                    Agreement between South Jersey        Exhibit (10)(j)(a) of Form 10-K
                    Industries, Inc. and/or a             for 1980 (1-6364).
                    subsidiary and seven of its
                    officers.

(10)(l)(b)*         Schedule of Deferred Compensation     Incorporated by reference from
                    Agreements.                           Exhibit (10)(l)(b) of Form 10-K
                                                          for 1997 (1-6364).


                                     SJI-19


 Exhibit Number                 Description                            Reference

(10)(l)(d)*         Form of Officer Employment            Incorporated by reference from
                    Agreement between certain officers    Exhibit (10)(l)(d) of Form 10-K
                    and either South Jersey               for 1999 (1-6364).
                    Industries, Inc. or its
                    subsidiaries.

(10)(l)(e)*         Schedule of Officer Employment        Incorporated by reference from
                    Agreements.                           Exhibit (10)(l)(e) of Form 10-K
                                                          for 1999 (1-6364).

(10)(l)(f)*         Officer Severance Benefit Program     Incorporated by reference from
                    for all officers.                     Exhibit (10)(l)(g) of Form 10-K
                                                          for 1985 (1-6364).

(10)(l)(g)*         Discretionary Incentive Bonus         Incorporated by reference from
                    Program for all officers and          Exhibit (10)(l)(h) of Form 10-K
                    management employees.                 for 1985 (1-6364).

(10)(l)(h)*         The 1987 Stock Option and Stock       Incorporated by reference from
                    Appreciation Rights Plan including    Exhibit (10)(l)(i) of Form 10-K
                    Form of Agreement.                    for 1987 (1-6364).

(10)(l)(i)*         Supplemental Executive Retirement     Incorporated by reference from
                    Program, as amended and restated      Exhibit (10)(l)(i) of Form 10-K
                    effective July 1, 1997, and Form      for 1997 (1-6364).
                    of Agreement between certain SJI
                    or subsidiary officers.

(10)(l)(j)*         1997 Stock Option and Stock           Incorporated by reference from
                    Appreciation Rights Plan.             Exhibit (10)(l)(j) of Form 10-K
                                                          for 1999 (1-6364).

(12)                Calculation of Ratio of Earnings
                    to Fixed Charges (Before Federal
                    Income Taxes) (filed herewith).

(13)                The Annual Report to Shareholders
                    of SJI  for the year ended
                    December 31, 2001 is filed as an
                    exhibit hereto solely to the
                    extent portions are specifically
                    incorporated by reference herein
                    (filed herewith).

(21)                Subsidiaries of the Registrant
                    (filed herewith).

(23)                Independent Auditors' Consent
                    (filed herewith).

(24)                Power of Attorney (filed herewith).


* Constitutes a management contract or a compensatory plan or arrangement.


                                     SJI-20




                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          SOUTH JERSEY INDUSTRIES, INC.



                                 BY:  /s/ David A. Kindlick
                                      ---------------------------------------
                                      David A. Kindlick
                                      Vice President, Treasurer and Chief
                                      Financial Officer

                                      Date  March 25, 2002
                                            --------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                       Title                         Date



/s/ Charles Biscieglia        Chairman of the Board, President    March 25, 2002
---------------------------   and Chief Executive Officer
(Charles Biscieglia)



/s/ David A. Kindlick         Vice President, Treasurer and       March 25, 2002
---------------------------   Chief Financial Officer
(David A. Kindlick)           (Principal Financial Officer)



/s/ George L. Baulig          Vice President & Corporate          March 25, 2002
---------------------------   Secretary
(George L. Baulig)



/s/ Shirli M. Billings        Director                            March 25, 2002
---------------------------
(Shirli M. Billings)



/s/ Keith S. Campbell         Director                            March 25, 2002
---------------------------
(Keith S. Campbell)



/s/ Sheila Hartnett-Devlin    Director                            March 25, 2002
---------------------------
(Sheila Hartnett-Devlin)


                                     SJI-21



         Signature                       Title                         Date

/s/ Richard L. Dunham         Director                            March 25, 2002
---------------------------
(Richard L. Dunham)



/s/ W. Cary Edwards           Director                            March 25, 2002
---------------------------
(W. Cary Edwards)



/s/ Thomas L. Glenn, Jr.      Director                            March 25, 2002
---------------------------
(Thomas L. Glenn, Jr.)



/s/ Herman D. James           Director                            March 25, 2002
---------------------------
(Herman D. James)



/s/ Clarence D. McCormick     Director                            March 25, 2002
---------------------------
(Clarence D. McCormick)



/s/ Frederick R. Raring       Director                            March 25, 2002
---------------------------
(Frederick R. Raring)


                                     SJI-22



                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of South Jersey Industries, Inc.:

     We have audited the consolidated financial statements of South Jersey Industries, Inc. and its subsidiaries as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated February 13, 2002; such financial statements and report are included in your 2001 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of South Jersey Industries, Inc. and its subsidiaries, listed in Item 14(a) 2. These financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
February 13, 2002


                                     SJI-23




                              SCHEDULE 1 - SOUTH JERSEY INDUSTRIES, INC.
                                          STATEMENT OF INCOME
                                            (In Thousands)


                                                              2001            2000            1999
                                                          --------------  --------------  --------------

Operating Revenues                                               $2,372          $2,121          $2,445

Operating Expenses:
  Operations                                                      1,549           1,341           1,471
  Maintenance                                                         0              15              12
  Depreciation                                                       57              27              26
  Energy and Other Taxes                                            154              95              69
                                                          --------------  --------------  --------------
        Total Operating Expenses                                  1,760           1,478           1,578

         Operating Income                                           612             643             867
                                                          --------------  --------------  --------------

Other Income:
  Equity in Affiliated Companies                                    566             437             180
  Equity in Earnings of Subs                                     26,743          24,354          21,803
                                                          --------------  --------------  --------------

        Total Other Income                                       27,309          24,791          21,983
                                                          --------------  --------------  --------------

  Interest Charges                                                  716             463             758
  Income Taxes                                                      188             230             130
                                                          --------------  --------------  --------------

       Income from Continuing Operations                         27,017          24,741          21,962

Equity in Undistributed Earnings of
 Discontinued Subsidiaries                                         (455)           (557)           (274)
                                                          --------------  --------------  --------------

      Net Income Applicable to Common Stock                     $26,562         $24,184         $21,688
                                                          ==============  ==============  ==============


See South Jersey Industries, Inc. and Subsidiaries Notes to Consolidated Financial Statements incorporated by reference in Part II, Item 8.




                              SCHEDULE 1 - SOUTH JERSEY INDUSTRIES, INC.
                                   Statement of Comprehensive Income
                                            (In Thousands)


                                                              2001            2000            1999
                                                          --------------  --------------  --------------

Net Income Applicable to Common Stock                           $26,562         $24,184         $21,688
                                                          --------------  --------------  --------------
Other Comprehensive Loss:
  Minimum Persion Liability Adjustment - Net                        (32)              0               0
                                                          --------------  --------------  --------------

Total Other Comprehensive Loss                                      (32)              0               0
                                                          --------------  --------------  --------------
Comprehensive Income                                            $26,530         $24,184         $21,688



See South Jersey Industries, Inc. and Subsidiaries Notes to Consolidated Financial Statements incorporated by reference in Part II, Item 8.




                              SCHEDULE 1 - SOUTH JERSEY INDUSTRIES, INC.
                                    Statement of Retained Earnings
                                            (In Thousands)


                                                              2001            2000            1999
                                                          --------------  --------------  --------------

Retained Earnings - Beginning                                   $58,004         $50,467         $44,507
Net Income Applicable to Common Stock                            26,562          24,184          21,688
                                                          --------------  --------------  --------------

                                                                 84,566          74,651          66,195
Dividends Declared - Common Stock                               (17,348)        (16,647)        (15,728)
                                                          --------------  --------------  --------------

Retained Earnings - Ending                                      $67,218         $58,004         $50,467
                                                          ==============  ==============  ==============


See South Jersey Industries, Inc. and Subsidiaries Notes to Consolidated Financial Statements incorporated by reference in Part II, Item 8.


                                     SJI-24




                              SCHEDULE 1 - SOUTH JERSEY INDUSTRIES, INC.
                                        STATEMENT OF CASH FLOWS
                             FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2001



                                                               2001          2000            1999
                                                            ------------  ------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income Applicable to Common Stock                           $26,562       $24,184           $21,688
                                                            ------------  ------------  ----------------



Adjustments to Reconcile Net Income to Cash
 Flows Provided by Operating Activities:
  Equity in Earnings of Subsidiaries                            (26,290)      (23,873)          (21,514)
  Depreciation and Amortization                                      63            32                11
  Deferred and Non-Current Income Taxes and Credits - Net           557            38                92
  Environmental Remedition Costs - Net                               (5)          (74)              (82)

  Changes in:
    Accounts Receivable                                           4,369          (297)           (3,793)
    Receivables with Associated Companies - Net                    (218)         (549)             (356)
    Prepayments and Other Current Assets                             35           (67)               (2)
    Prepaid and Accrued Taxes - Net                                (488)           41               555
    Accounts Payables & Other Current Liabilities                  (867)         (199)            2,878
    Other - Net                                                      34           338            (1,014)
                                                            ------------  ------------  ----------------

Total Cash Provided by Operating Activities                       3,753          (426)           (1,537)
                                                            ------------  ------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Return of Investment  (Investment in) Affiliates                    53          (637)             (259)
 Capital Expenditures, Cost of Removal and Salvage                 (134)         (152)                0
 Dividends from Subsidiaries                                     17,501        16,800            25,950
 Equity Infusion To Subsidiaries                                 (8,500)      (10,000)          (15,000)
                                                            ------------  ------------  ----------------

Net Cash Used in Investing Activities                             8,920         6,011            10,691
                                                            ------------  ------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Net Repayments of Associated Companies                         (17,602)       (2,814)           (4,082)
 Net  Borrowings from Lines of Credits                            9,560         6,250             1,050
 Dividends on Common Stock                                      (17,347)      (16,647)          (15,728)
 Proceeds from Sale of Common Stock                              10,953         8,857            10,011
                                                            ------------  ------------  ----------------

Net Cash Used in Financing Activities                           (14,436)       (4,354)           (8,749)
                                                            ------------  ------------  ----------------

NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS                                                     (1,764)        1,231               405

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 YEAR                                                             1,903           672               267
                                                            ------------  ------------  ----------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                           $139        $1,903              $672
                                                            ============  ============  ================

See South Jersey Industries, Inc. and Subsidiaries Notes to Consolidated Financial Statements incorporated by reference in Part II, Item 8.


                                     SJI-25


                   SCHEDULE 1 - SOUTH JERSEY INDUSTRIES, INC.
                                  BALANCE SHEET
                                 (In Thousands)


                                                               2001             2000
                                                          ----------------  --------------
Assets

Property Plant and Equipment:
    Nonutility Property, Plant and Equipment, at cost              $1,828          $1,734
    Accumulated Depreciation                                         (153)           (110)
                                                          ----------------  --------------

      Property, Plant and Equipment - Net                           1,675           1,624
                                                          ----------------  --------------

Investments:
  Investments in Subsidiaries                                     222,244         204,956
  Available-for-Sale Securities                                        46              46
  Investment in Affiliates                                            843             896
                                                          ----------------  --------------

      Total Investments                                           223,133         205,898
                                                          ----------------  --------------

Current Assets:
  Cash and Cash Equivalents                                           139           1,903
  Notes Receivable - Associated Companies                          24,323           6,565
  Accounts Receivable                                                  13             182
  Accounts Receivable - Associated Companies                        1,753           1,211
  Dividends Receivable                                                  0           4,200
  Other                                                                69             100
                                                          ----------------  --------------

       Total Current Assets                                        26,297          14,161
                                                          ----------------  --------------

Other Non-Current Assets                                              483             770
                                                          ----------------  --------------

             Total Assets                                        $251,588        $222,453
                                                          ================  ==============



Capitalization and Liabilities

Common Equity:
   Common Stock SJI
    Par Value $1.25 a share
    Authorized - 20,000,000 shares
    Outstanding - 11,860,990 shares and 11,499,701                $14,826         $14,375
   Premium on Common Stock                                        139,929         129,360
   Accumulated Other Comprehensive Income                             (32)              0
   Retained Earnings                                               67,218          58,004
                                                          ----------------  --------------

      Total Common Equity                                         221,941         201,739
                                                          ----------------  --------------

Current Liabilities:
   Notes Payable - Banks                                           16,860           7,300
   Notes Payable - Associated Companies                             4,885           4,729
   Accounts Payable                                                   687             446
   Accounts Payable to Associated Companies                           534             209
   Taxes Accrued                                                     (376)            112
   Dividends Declared                                               4,389           4,197
   Other Current Liabilities                                        1,271           2,584
                                                          ----------------  --------------

      Total Current Liabilities                                    28,250          19,577
                                                          ----------------  --------------

Other Non-Current Liabilities                                       1,397           1,137
                                                          ----------------  --------------

           Total Capitalization and Liabilities                  $251,588        $222,453
                                                          ================  ==============


See South Jersey Industries, Inc. and Subsidiaries Notes to Consolidated Financial Statements incorporated by reference in Part II, Item 8.


                                     SJI-26



                 SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)



                  Col. A            Col. B                    Col. C                        Col. D              Col. E
------------------------------------------------------------------------------------------------------------------------

                                                             Additions
                                                ---------------------------------------


                                  Balance at      Charged to            Charged to                             Balance at
                                  Beginning       Costs and          Other Accounts -     Deductions -            End
              Classification      of Period        Expenses            Describe (a)       Describe (b)         of Period
-------------------------------------------------------------------------------------------------------------------------
Provision for Uncollectible
Accounts for the Year Ended
December 31, 2001                   $2,043          $2,667                 $387              $2,436              $2,661


Provision for Uncollectible
Accounts for the Year Ended
December 31, 2000                   $1,117          $2,280                 $231              $1,585              $2,043


Provision for Uncollectible
Accounts for the Year Ended
December 31, 1999                   $1,283           $952                  $336              $1,454              $1,117




(a)  Recoveries of accounts previously written off and minor adjustments.

(b)  Uncollectible accounts written off.


                                     SJI-27