Form 10-Q
period 2002-03-31
SOUTH JERSEY INDUSTRIES INC
filed 2002-05-15
CIK 91928

================================================================================
                                                                    Page 1 of 28

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  For the Quarter Ended March 31, 2002         Commission File Number 1-6364


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

                                 Yes [X] No [ ]


As of May 1, 2002, there were 11,983,368 shares of the registrant's common stock outstanding.




================================================================================



                         PART I -- FINANCIAL INFORMATION



              Item 1. Financial Statements -- See Pages 3 through 16






                                     SJI-2




                 SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (In Thousands Except for Per Share Data)


                                                                          Three Months Ended
                                                                              March 31,
                                                                ---------------------------------------
                                                                      2002                 2001
                                                                ------------------   ------------------
Operating Revenues:
  Utility                                                                $142,210             $202,268
  Nonutility                                                               71,177              139,671
                                                                ------------------   ------------------

      Total Operating Revenues                                            213,387              341,939
                                                                ------------------   ------------------

Operating Expenses:
  Cost of Gas Sold - Utility                                               87,443              144,340
  Cost of Sales - Nonutility                                               65,633              131,721
  Operations                                                               10,537               10,168
  Maintenance                                                               1,417                2,885
  Depreciation                                                              5,499                5,202
  Energy and Other Taxes                                                    3,842                4,476
                                                                ------------------   ------------------

      Total Operating Expenses                                            174,371              298,792
                                                                ------------------   ------------------

Operating Income                                                           39,016               43,147
                                                                ------------------   ------------------

Equity in Affiliated Companies                                                164                  513

Interest Charges                                                            4,648                5,679

Preferred Dividend Requirements of Subsidiary                                 765                  765
                                                                ------------------   ------------------

Income Before Income Taxes                                                 33,767               37,216
                                                                ------------------   ------------------

Income Taxes                                                               14,049               15,482
                                                                ------------------   ------------------

Income from Continuing Operations                                          19,718               21,734

Discontinued Operations - Net                                                 (32)                (200)
Cumulative Effect of a Change in Accounting Principle - Net                     -                  148
                                                                ------------------   ------------------

      Net Income Applicable to Common Stock                               $19,686              $21,682
                                                                ==================   ==================

Average Shares of Common Stock Outstanding                                 11,914               11,583

Earnings Per Common Share:
  Continuing Operations                                                     $1.65                $1.88
  Discontinued Operations - Net                                              0.00                (0.02)
  Cumulative Effect of a Change in Accounting Principle - Net                0.00                 0.01
                                                                ------------------   ------------------

      Earnings Per Common Share                                             $1.65                $1.87
                                                                ==================   ==================

Dividends Declared per Common Share                                        $0.370               $0.375
                                                                ==================   ==================



The accompanying footnotes are an integral part of the financial statements



                                     SJI-3



                 SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                                            (Unaudited)
                                                                                             March 31,               December 31,
                                                                                    ----------------------------    --------------
                                                                                        2002           2001              2001
                                                                                    -------------   ------------    --------------
Assets

Property, Plant and Equipment:
  Utility Plant, at original cost                                                       $812,198       $773,229        $805,440
    Accumulated Depreciation                                                            (225,476)      (211,993)       (221,457)
  Nonutility Property and Equipment, at cost                                              31,645          6,898          24,118
    Accumulated Depreciation                                                              (1,086)        (1,008)         (1,058)
                                                                                    -------------   ------------    ------------

        Property, Plant and Equipment - Net                                              617,281        567,126         607,043
                                                                                    -------------   ------------    ------------

Investments:
  Available-for-Sale Securities                                                            3,119          2,528           3,139
  Restricted                                                                               9,129              -          22,962
  Investment in Affiliate                                                                  1,573          1,447           1,369
                                                                                    -------------   ------------    ------------

        Total Investments                                                                 13,821          3,975          27,470
                                                                                    -------------   ------------    ------------

Current Assets:
  Cash and Cash Equivalents                                                               12,315          5,097           3,965
  Accounts Receivable                                                                    100,224        109,063          66,750
  Unbilled Revenues                                                                       25,637         35,598          34,981
  Provision for Uncollectibles                                                            (2,651)        (2,031)         (2,661)
  Natural Gas in Storage, average cost                                                    34,885         10,960          59,778
  Materials and Supplies, average cost                                                     3,442          3,894           3,818
  Prepaid Taxes                                                                                -              -           4,650
  Energy Trading Assets                                                                   23,575         27,880          47,187
  Prepayments and Other Current Assets                                                     3,848          5,684           3,616
                                                                                    -------------   ------------    ------------

        Total Current Assets                                                             201,275        196,145         222,084
                                                                                    -------------   ------------    ------------

Regulatory and Other Non-Current Assets:
  Deferred Fuel Costs - Net                                                               17,363         30,949          36,798
  Other Regulatory Assets                                                                 79,213         80,369          79,994
  Energy Trading Assets                                                                    4,129          1,068           3,554
  Derivatives                                                                                731              -             509
  Other                                                                                   11,331          6,874          10,393
                                                                                    -------------   ------------    ------------

        Total Regulatory and Other Non-Current Assets                                    112,767        119,260         131,248
                                                                                    -------------   ------------    ------------

              Total Assets                                                              $945,144       $886,506        $987,845
                                                                                    =============   ============    ============


The accompanying footnotes are an integral part of the financial statements.


                                     SJI-4


                 SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                                            (Unaudited)
                                                                                             March 31,               December 31,
                                                                                    ----------------------------    --------------
                                                                                        2002           2001              2001
                                                                                    -------------   ------------    --------------
Capitalization and Liabilities

Common Equity:
  Common Stock                                                                           $14,902        $14,479         $14,826
  Premium on Common Stock                                                                141,776        132,108         139,929
  Accumulated Other Comprehensive Loss                                                    (1,556)             -          (1,687)
  Retained Earnings                                                                       82,433         75,399          67,218
                                                                                    -------------   ------------    ------------

        Total Common Equity                                                              237,555        221,986         220,286
                                                                                    -------------   ------------    ------------

Preferred Stock and Securities of Subsidiary:
   Redeemable Cumulative Preferred Stock:
     South Jersey Gas Company, Par Value $100 per share
       Authorized - 11,922 and 11,583 shares
       Outstanding Shares:
          Series A, 4.7% -- 0, 300 and 0 shares                                                -             30               -
          Series B, 8% -- 16,904, 17,742 and 16,904 shares                                 1,690          1,774           1,690
   South Jersey Gas Company-Guaranteed Manditorily Redeemable
     Preferred Securities of Subsidiary Trust:
       Par Value $25 per share, 1,400,000 shares
       Authorized and Outstanding                                                         35,000         35,000          35,000
                                                                                    -------------   ------------    ------------

        Total Preferred Stock and Securities of Subsidiary                                36,690         36,804          36,690
                                                                                    -------------   ------------    ------------

Long-Term Debt                                                                           261,060        199,793         259,247
                                                                                    -------------   ------------    ------------

        Total Capitalization                                                             535,305        458,583         516,223
                                                                                    -------------   ------------    ------------

Current Liabilities:
  Notes Payable                                                                           93,200         99,850         152,360
  Current Maturities of Long-Term Debt                                                     9,733         11,876           9,733
  Accounts Payable                                                                        50,038         62,033          48,239
  Customer Deposits                                                                        6,363          5,455           5,976
  Environmental Remediation Costs                                                         11,308         17,266          11,319
  Taxes Accrued                                                                           19,878         17,424           2,743
  Energy Trading Liabilties                                                               16,289         25,680          38,991
  Deferred Income Taxes - Net                                                             24,280         22,590          26,629
  Interest Accrued and Other Current Liabilities                                          13,682         13,931          14,154
                                                                                    -------------   ------------    ------------

        Total Current Liabilities                                                        244,771        276,105         310,144
                                                                                    -------------   ------------    ------------

Deferred Credits and Other Non-Current Liabilities:
  Deferred Income Taxes - Net                                                             87,100         87,871          84,717
  Investment Tax Credits                                                                   4,079          4,427           4,166
  Pension and Other Postretirement Benefits                                               20,014         13,828          19,313
  Environmental Remediation Costs                                                         41,423         37,886          41,423
  Energy Trading Liabilties                                                                3,294            196           2,947
  Other                                                                                    9,158          7,610           8,912
                                                                                    -------------   ------------    ------------

        Total Deferred Credits
          and Other Non-Current Liabilities                                              165,068        151,818         161,478
                                                                                    -------------   ------------    ------------

Commitments and Contingencies  (Note 9)

              Total Capitalization and Liabilities                                      $945,144       $886,506        $987,845
                                                                                    =============   ============    ============



The accompanying footnotes are an integral part of the financial statements.


                                     SJI-5



                                        SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                        (In Thousands)


                                                                                                     Three Months Ended
                                                                                                          March 31,
                                                                                               --------------------------------

                                                                                                    2002              2001
                                                                                               --------------     -------------
Cash Flows from Operating Activities:

   Net Income Applicable to Common Stock                                                             $19,686           $21,682
   Adjustments to Reconcile Net Income to Cash Flows
    Provided by Operating Activities:
     Depreciation and Amortization                                                                     6,117             5,791
     Unrealized Gain on Energy Trading                                                                (1,658)           (2,821)
     Provision for Losses on Accounts Receivable                                                         662               519
     Revenues and Fuel Costs Deferred - Net                                                           19,435            (2,139)
     Deferred and Non-Current Income Taxes and Credits - Net                                           2,532             5,186
     Environmental Remediation Costs - Net                                                             1,561             8,601
     Changes in:
       Accounts Receivable                                                                           (24,802)          (18,985)
       Inventories                                                                                    25,269            21,140
       Prepayments and Other Current Assets                                                              192               314
       Prepaid and Accrued Taxes - Net                                                                21,785            19,905
       Accounts Payable and Other Accrued Liabilities                                                  1,714           (23,767)
     Other - Net                                                                                        (661)             (496)
                                                                                               --------------     -------------

          Net Cash Provided by Operating Activities                                                   71,832            34,930
                                                                                               --------------     -------------

Cash Flows from Investing Activities:

   (Investment in) Return of Investment in Affiliate                                                    (204)            3,004
   Repayment of Loan from (Loan to) Affiliate                                                            100            (1,815)
   Proceeds from Sale of Restricted Investments                                                       13,833                 -
   Capital Expenditures, Cost of Removal and Salvage                                                 (17,273)          (10,262)
                                                                                               --------------     -------------

          Net Cash Used in Investing Activities                                                       (3,544)           (9,073)
                                                                                               --------------     -------------

Cash Flows from Financing Activities:

   Net Repayments of Lines of Credit                                                                 (59,160)          (21,350)
   Proceeds from Issuance of Long-Term Debt                                                           10,000                 -
   Principal Repayments of Long-Term Debt                                                             (8,187)           (5,188)
   Dividends on Common Stock                                                                          (4,471)           (4,286)
   Proceeds from Sale of Common Stock                                                                  1,906             2,837
   Payments for Issuance of Long-Term Debt                                                               (26)                -
                                                                                               --------------     -------------

          Net Cash Used in Financing Activities                                                      (59,938)          (27,987)
                                                                                               --------------     -------------

Net Increase (Decrease) in Cash and Cash Equivalents                                                   8,350            (2,130)
Cash and Cash Equivalents at Beginning of Period                                                       3,965             7,227
                                                                                               --------------     -------------

Cash and Cash Equivalents at End of Period                                                           $12,315            $5,097
                                                                                               ==============     =============



The accompanying footnotes are an integral part of the financial statements.


                                     SJI-6


        Notes to Condensed Consolidated Financial Statements (Unaudited)


Note 1.  Summary of Significant Accounting Policies:

                  Consolidation - The condensed consolidated financial statements include the accounts of South Jersey Industries, Inc. (SJI) and its subsidiaries. All significant intercompany accounts and transactions were eliminated. SJI reclassified some previously reported amounts to conform with current year classifications. In our opinion, the condensed consolidated financial statements reflect all adjustments needed to fairly present SJI's financial position and operating results at the dates and for the periods presented. Our businesses are subject to seasonal fluctuations and, accordingly, this interim financial information should not be the basis for estimating the full year's operating results. These financial statements should be read in conjunction with SJI's 2001 Form 10K and annual report.

                  Equity-Based Investments in Affiliates - SJI, either directly or through its wholly-owned subsidiaries, currently holds a 50% non-controlling interest in several affiliated companies and accounts for the investments under the equity method. The operations of these affiliated companies are included in the statements of condensed consolidated income under the caption, Equity in Affiliated Companies.

                  Estimates and Assumptions - Our financial statements are prepared to conform with generally accepted accounting principles. Management makes estimates and assumptions that affect the amounts reported in the financial statements and related disclosures. Therefore, actual results could differ from those estimates.

                  Energy Trading Activities & Derivative Instruments

                  South Jersey Resources Group, LLC (SJRG) manages its portfolio purchases and sales, as well as natural gas in storage, using a variety of instruments that include forward contracts, swap agreements, option contracts and futures contracts. Because SJRG's transactions will not necessarily settle physically, Statement No. 133 requires that such transactions be accounted for pursuant to the mark-to-market method of accounting. Under this method of accounting, SJRG measures the difference between the contract price and the fair value of the contracts and records these as Energy Trading Assets or Energy Trading Liabilities on our condensed consolidated balance sheets. As of March 31, 2002 and 2001, the net unrealized pre-tax gain of $1.7 million and $3.4 million on energy trading contracts, determined under the mark-to-market method, is included in Cost of Sales - Nonutility, respectively. The Cumulative Effect of a Change in Accounting Principle
         - Net of $148,000 relates to the adoption of Statement No. 133 on January 1, 2001.

                                     SJI-7

                  SJI's approach to transacting various aspects of its unregulated energy business is to offset purchases and sales and have minimal open positions at any one time. Consistent with this approach, SJI will designate certain energy related contracts as cash flow or fair value hedges.

                  In November 2001, we entered into two interest rate swap contracts. The first swap effectively provides us with a fixed interest rate of 4.08% on Marina Energy LLC's (Marina) tax-exempt Series A variable rate bonds for a 10-year period. The second swap effectively fixes the interest rate of Marina's taxable Series B variable rate bonds at 4.55% for a 6-year period. The notional amount of this second swap decreases by $3.0 million per year beginning in December 2005.

                  In January 2002, Marina issued an additional $10.0 million of taxable Series B variable rate bonds. In April 2002, we entered into an interest rate swap contract that effectively fixes the interest rate on these bonds at 4.62% for a four-year period. The notional amount of this swap decreases to $8 million in December 2003, then to $3.9 million in December 2004, and terminates in December 2005.

                  We entered into interest rate swap agreements to hedge the exposure to an increase in interest rates with respect to our variable rate debt. The differential to be paid or received as a result of these swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense. These interest rate swaps are accounted for as cash flow hedges. As of March 31, 2002, the market value of these swaps was $731,416, which represents the amount we would be paid by a counterparty to terminate these contracts as of that date. This balance is included on the 2002 condensed consolidated balance sheet under the caption Derivatives. As of March 31, 2002, we calculated the swaps to be highly effective; therefore, the offset to the hedge asset is recorded, net of taxes, in Accumulated Other Comprehensive Loss.

                  Fair value of the derivative investments is determined by reference to quoted market prices of listed contracts, published quotations or quotations from independent parties.

                  New Accounting Pronouncements - In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." Statement No. 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SJI expects to adopt Statement No. 143 in 2003.

                  In August 2001, the FASB also issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective in 2003. This statement prescribes that a single accounting model be used for valuing long-lived assets to be disposed of and broadens the presentation of discontinued operations.

                                     SJI-8

         We are currently evaluating the effects of Statement Nos. 143 and 144; however, they are not expected to materially impact SJI's financial condition or results of operations.

                  Other Regulatory Assets - Other Regulatory Assets consisted of the following items (in thousands):

                                               March 31,         December 31,
                                           2002        2001          2001
                                         --------------------    ------------
Environmental Remediation Costs:
     Expended - Net                      $11,259     $  9,853       $12,831
     Liability for Future Expenditures    48,790       51,029        48,790
Income Taxes - Flowthrough Depreciation    9,330       10,308         9,575
Postretirement Benefit Costs               4,064        4,441         4,158
Gross Receipts and Franchise Taxes         2,143        2,587         2,254
Other                                      3,627        2,151         2,386
                                         --------------------    -----------
     Total Regulatory Assets             $79,213      $80,369       $79,994
                                         ====================    ===========


Note 2.  Discontinued Operations and Affiliations:

                  Discontinued Operations - Summarized operating results of discontinued operations for the three months ending March 31 (in thousands):

                                                2002              2001
                                             ---------------------------
Operating Revenues - Merchandising           $       -         $     173
                                             ===========================
Income (Loss) before Income Taxes:
     Sand Mining                             $     (31)        $     944
     Construction                                   (6)                3
     Fuel Oil                                      (15)              (20)
     Wholesale Electric                              -            (1,177)
     Merchandising                                   -               (86)
     Income Tax Credits                             20               136
                                             ---------------------------
Loss from Discontinued Operations - Net      $     (32)        $    (200)
                                             ===========================
Earnings Per Common Share from
     Discontinued Operations - Net           $   (0.00)        $   (0.02)
                                             ===========================


                  Affiliations - In 1996, we formed SJRG to provide natural gas storage, peaking services and transportation capacity for wholesale customers in New Jersey and surrounding states. Prior to January 1, 2001, SJ EnerTrade, Inc., a wholly owned subsidiary of SJE, and UPR Energy Marketing, Inc. (UPR) each held a 50% non-controlling interest in SJRG. In January 2001, SJRG became a wholly owned subsidiary of SJI when UPR redeemed its 50% interest in SJRG for the book value of its investment of $2.9 million.

                                     SJI-9

                  In January 1999, SJI and Conectiv Solutions, LLC, formed Millennium Account Services, LLC to provide meter reading services in Southern New Jersey.

                  In June 1999, South Jersey Energy Company (SJE) and Energy East Solutions, Inc. formed South Jersey Energy Solutions, LLC (SJES) to market retail electricity and energy management services. SJES began supplying retail electric during the first quarter of 2000.

                  In April 2000, SJE and GZA GeoEnvironmental, Inc. formed Air Logics, LLC to market a jointly developed air monitoring system designed to assist companies involved in environmental cleanup activities.

                  In October 2000, SJI formed Marina, a wholly owned subsidiary, to develop, construct and operate a $51 million thermal energy plant. In December 2000, Marina entered into a 20-year contract with Marina District Development Corporation to supply heat, hot water and cooling to The Borgata Resort. The plant is scheduled for completion in July 2003.

Note 3.  Common Stock:

                  SJI has 20,000,000 shares of authorized Common Stock. The following shares were issued and outstanding:

                                          2002              2001
                                       ----------------------------

Beginning, January 1                   11,860,990        11,499,701
New Issues During Year:
     Dividend Reinvestment Plan            59,716            82,757
     Employees' Stock Ownership Plan          857               948
                                       ----------------------------
Ending Balance, March 31               11,921,563        11,583,406
                                       ============================


                  We credited the par value ($1.25 per share) of stock issued in 2002 and 2001 to Common Stock. We credited the net excess over par value of approximately $1.8 million and $2.7 million, respectively, to Premium on Common Stock.

                  Dividend Reinvestment Plan (DRP) and Employees' Stock Ownership Plan (ESOP) - Effective June 1999, newly issued shares of common stock offered through the DRP are issued directly by SJI. Prior to this date, these shares were purchased in the open market. All shares offered through the ESOP continue to be issued directly by SJI. As of March 31, 2002, SJI reserved 1,444,509 and 18,871 shares of authorized, but unissued, common stock for future issuance to the DRP and ESOP, respectively.

                                     SJI-10

                  Stock Option, Stock Appreciation Rights and Restricted Stock Award Plan - Under this plan, no more than 306,000 shares in the aggregate may be issued to SJI's officers and other key employees. No options or stock appreciation rights may be granted under the Plan after November 22, 2006. At March 31, 2002 and 2001, SJI had 2,000 and 4,500 options outstanding, respectively, all exercisable at $24.69 per share. No options were granted in 2002 or 2001. No stock appreciation rights were issued under the Plan. In 1999, we amended the Plan to include restricted stock awards. As of March 31, 2002, 79,113 restricted shares were granted.

                  Earnings Per Common Share - We present basic EPS based on the weighted-average number of common shares outstanding. Our stock options and restricted stock outstanding at March 31, 2002 and 2001 do not dilute our EPS as calculated in accordance with FASB No. 128, "Earnings Per Share."

Note 4.  Financial Instruments:

                  Restricted Investments - In accordance with the terms of Marina's bond agreements, we are required to invest unused proceeds in high-quality, highly-liquid investments pending approved construction expenditures. As of March 31, 2002, the net proceeds remaining totaled $9.1 million.

                  SJRG maintains a margin account with a national investment firm to support its energy trading activities. As of March 31, 2002, SJRG's margin account had a $244,000 credit balance due to changes in the market value of outstanding contracts.

Note 5.  Comprehensive Income:

                  The components of comprehensive income for the three months ended March 31 are as follows (in thousands):

                                                     2002          2001
                                                  -----------------------

Net Income Applicable to Common Stock              $19,686        $21,682
Other Comprehensive Income:
     Change in Fair Value of Derivatives - Net         132              -
                                                  -----------------------
Comprehensive Income                               $19,818        $21,682
                                                  =======================


                                     SJI-11

Note 6.  Segments of Business:

                  Information about SJI's operations in different industry segments for the three months ended March 31 is presented below (in thousands):

                                                     2002              2001
                                                  ---------------------------
Operating Revenues:
     Gas Utility Operations                        $154,212          $219,283
     Wholesale Gas Operations                        63,275           130,407
     Retail Gas and Other Operations                 32,448            34,638
                                                  ---------------------------
         Subtotal                                   249,935           384,328
     Intersegment Sales                             (36,548)          (42,389)
                                                  ---------------------------
         Total Operating Revenues                  $213,387          $341,939
                                                  ===========================

Operating Income:
     Gas Utility Operations                        $ 34,337          $ 35,845
     Wholesale Gas Operations                         2,759             3,628
     Retail Gas and Other Operations                  1,835             3,473
     General Corporate                                   85               201
                                                  ---------------------------
         Total Operating Income                    $ 39,016          $ 43,147
                                                  ===========================

Depreciation and Amortization:
     Gas Utility Operations                        $  6,087          $  5,769
     Wholesale Gas Operations                             3                 -
     Retail Gas and Other Operations                     20                15
     Discontinued Operations                              7                 7
                                                  ---------------------------
         Total Depreciation and Amortization       $  6,117          $  5,791
                                                  ===========================

Property Additions:
     Gas Utility Operations                        $  9,570          $  9,275
     Wholesale Gas Operations                             -                 -
     Retail Gas and Other Operations                      3                48
     Thermal Energy Operations                        7,523               828
                                                  ---------------------------
         Total Property Additions                  $ 17,096          $ 10,151
                                                  ===========================

Identifiable Assets:
     Gas Utility Operations                        $834,592          $825,962
     Wholesale Gas Operations                        52,551            40,575
     Retail Gas and Other Operations                 26,211            23,931
     Thermal Energy Operations                       41,870             4,110
     Discontinued Operations                          2,369             2,220
                                                  ---------------------------
         Subtotal                                   957,593           896,798
     Corporate Assets                                26,225            22,550
     Intersegment Assets                            (38,674)          (32,842)
                                                  ---------------------------
         Total Identifiable Assets                 $945,144          $886,506
                                                  ===========================

                                     SJI-12

                  Gas Utility Operations consist primarily of natural gas distribution to residential, commercial and industrial customers. Wholesale Gas Operations include SJRG's activities. Retail Gas and Other Operations include natural gas and electricity acquisition and transportation service companies. Thermal Energy Operations consist of Marina's construction and related financing activities.

                  SJI's interest expense relates primarily to SJG's borrowing and financing activities. Interest income is essentially derived from borrowings between the subsidiaries and is eliminated during consolidation.

Note 7.  Regulatory Actions:

                  In January 1997, the New Jersey Board of Public Utilities
         (BPU) granted SJG a 9.62% rate of return on rate base, which included an 11.25% return on common equity. Additionally, SJG's threshold for sharing pre-tax margins generated by interruptible and off-system sales and transportation (Sharing Formula) increased. SJG keeps 100% of pre-tax margins up to the threshold level of $7.8 million and 20% of margins above that level. In 1998, the BPU revised the Sharing Formula to credit the first $750,000 above the current threshold level to the Levelized Gas Adjustment Clause (LGAC) customers. Thereafter, SJG keeps 20% of the pre-tax margins as it has historically. In September 1999, the BPU approved an annual recovery level of $6.5 million for remediation costs expended from August 1995 through July 1998. This represents an annual increase of approximately $4.5 million over the recovery previously included in rates. In January 2000, the BPU approved the recovery of carrying costs on unrecovered remediation costs and a proposal by SJG to keep its current Remediation Adjustment Clause (RAC) rate in effect through October 2002. However, due to substantial RAC insurance recoveries, in October 2001, SJG filed for a RAC rate decrease. This proposal would reduce the annual recovery level to $4.2 million, if approved.

                  Effective January 10, 2000, the BPU approved full unbundling of SJG's system. This allows all natural gas consumers to select their natural gas supplier. As of March 31, 2002, 52,802 of SJG's residential customers were purchasing their gas commodity from someone other than SJG. The bills of those using a gas supplier other than SJG are reduced for cost of gas charges and applicable taxes. SJG's net income, financial condition and margins are not affected as a result of the unbundling.

                  On November 15, 2001, SJG filed for a $17.6 million rate reduction to its LGAC and for recovery of a 3-year net deficiency in the Temperature Adjustment Clause (TAC) amounting to $2.7 million. The BPU approved the LGAC rate reduction effective December 1, 2001. Also on December 1, 2001, SJG implemented recovery of its October 31, 2001 underrecovered gas costs. We will recover $48.9 million over three years including interest accrued since April 1, 2001. We will also recover interest for the 3-year amortization period at a rate of 5.75%.

                                     SJI-13

Note 8.  Retained Earnings:

                  Restrictions exist under various loan agreements regarding the amount of cash dividends or other distributions that SJG may pay on its common stock. SJI's total equity in its subsidiaries' retained earnings, which is free of these restrictions, was $80.7 million as of March 31, 2002.

Note 9.  Commitments and Contingencies:

                  Construction and Environmental - SJI's estimated net cost of construction and environmental remediation programs for 2002 totals $91.5 million. Commitments were made regarding some of these programs.

                  Pending Litigation - SJI is subject to claims arising in the ordinary course of business and other legal proceedings. We accrue liabilities when these claims become apparent for amounts we believe these claims may be settled. We also maintain insurance and record probable insurance recoveries relating to outstanding claims. In management's opinion, the ultimate disposition of these claims will not have a material adverse effect on SJI's financial position, results of operations or liquidity.

                  Standby Letters of Credit - SJI provided a $17 million standby letter of credit to Marina District Development Corporation in support of Marina's contractual obligations to construct the thermal energy plant and to supply heat, hot water and cooling to The Borgata Resort. This letter of credit was reduced to $14.3 million as of March 31, 2002.

                  As of March 31, 2002, SJI also provided $39 million of standby letters of credit supporting the variable rate demand bonds issued through the New Jersey Economic Development Authority by Marina. A commercial bank has committed to issuing up to $46 million of annually renewing letters of credit to support development of Marina's thermal plant project.

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

                  SJI successfully entered into settlements with all of its historic comprehensive general liability carriers regarding the environmental remediation expenditures at the SJG sites. Also, SJG purchased a Cleanup Cost Cap Insurance Policy limiting the amount of remediation expenditures that SJG will be required to make at 11 of its sites. This Policy will be in force for a 25-year period at 10 sites and for a 30-year period at one site. The following future cost estimates were reduced by projected insurance recoveries from the Cleanup Cost Cap Insurance Policy.

                                     SJI-14

                  Since the early 1980s, SJI accrued environmental remediation costs of $133.8 million, of which $81.1 million was spent as of March 31, 2002. With the assistance of a consulting firm, we estimate that future costs to clean up SJG's sites will range from $48.8 million to $143.5 million. We recorded the lower end of this range as a liability. It is reflected on the 2002 condensed consolidated balance sheet under the captions Current Liabilities and Deferred Credits and Other Non-Current Liabilities. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements. The major portion of accrued environmental costs relate to the clean up of SJG's former gas manufacturing sites.

                  SJG has two regulatory assets associated with environmental costs. The first asset is titled Environmental Remediation Cost:
         Expended - Net. These expenditures represent what was actually spent to clean up former gas manufacturing plant sites. These costs meet the requirements of FASB Statement No. 71, "Accounting for the Effects of Certain Types of Regulation." The BPU allows SJG to recover expenditures through the RAC.

                  The other asset titled Environmental Remediation Cost:
         Liability for Future Expenditures relates to estimated future expenditures determined under the guidance of FASB Statement No. 5, "Accounting for Contingencies." We recorded this amount, which relates to former manufactured gas plant sites, as a deferred debit with the corresponding amount reflected on the condensed consolidated balance sheet under the captions Current Liabilities and Deferred Credits and Other Non-Current Liabilities. The deferred debit is a regulatory asset under Statement No. 71. The BPU's intent, evidenced by current practice, is to allow SJG to recover the deferred costs after they are spent over 7-year periods.

                  As of March 31, 2002, we reflected SJG's unamortized remediation costs of $11.3 million on the condensed consolidated balance sheet under the caption Regulatory Assets. Since implementing the RAC in 1992, SJG recovered $31.2 million through rates.

                  With Morie's sale, EMI assumed responsibility for environmental liabilities estimated between $2.7 million and $8.8 million. The information available on these sites is sufficient only to establish a range of probable liability and no point within the range is more likely than any other. Therefore, EMI continues to accrue the lower end of the range. Changes in the accrual are included in the statements of condensed consolidated income under the caption Loss from Discontinued Operations - Net.

                  SJI and SJF estimated their potential exposure for the future remediation of four sites where fuel oil operations existed years ago. Estimates for SJI's site range between $0.1 million and $0.4 million, while SJF's estimated liability ranges from $1.1 million to $4.9 million for its three sites. We recorded the lower ends of these ranges on the 2002 condensed consolidated balance sheet under Current Liabilities and Deferred Credits and Other Non-Current Liabilities as of March 31, 2002.

                                     SJI-15

Note 10. Subsequent Event:

                  On May 2, 2002, the BPU approved SJG's petition to credit $17.6 million to its LGAC customers during the month of May 2002. Current projections show that residential customers will receive an average credit of approximately $58, while commercial and cogeneration customers will receive an average credit of approximately $269.




                                     SJI-16


            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Overview

     South Jersey Industries (SJI) is an energy services holding company which provides a variety of products and services through the following subsidiaries:

     1) South Jersey Gas Company (SJG) is a regulated natural gas utility. SJG distributes natural gas to 290,604 customers in the seven southernmost counties of New Jersey. SJG also:

         - makes off-system sales of natural gas on a wholesale basis to various customers on the interstate pipeline system;
         - transports natural gas purchased directly from producers or suppliers for our own sales and for some of our customers;
         - services appliances via the sale of appliance warranty programs, as well as on a time and materials basis.

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

                                     SJI-17

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

Customer Choice Legislation

     Effective January 10, 2000, all residential natural gas customers in New Jersey are able to choose their gas supplier under the terms of the Electric Discount and Energy Competition Act of 1999. Commercial and industrial customers have had the ability to choose gas suppliers since 1987. As of March 31, 2002, 52,802 SJG residential customers chose a natural gas supplier other than the utility. This number increased from 33,156 at March 31, 2001 as third party marketers were able to offer natural gas at prices competitive with those available to consumers under regulated utility tariffs. The bills of customers choosing to purchase natural gas from providers other than the utility are reduced for cost of gas charges and applicable taxes. The resulting decrease in SJG's revenues is offset by a corresponding decrease in gas costs and taxes. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income or financial condition. SJI has benefited from Customer Choice Legislation as SJE has successfully competed for, and profited from, gas commodity customers it has obtained.

Temperature Adjustment Clause

     SJG's Board of Public Utilities approved Temperature Adjustment Clause
(TAC) had the following impacts on 2002 and 2001 first quarter net earnings:

                                               2002         2001
                                             --------     --------

   TAC Adjustment (Decrease) Increase to
      Net Income ($ in thousands)

            Quarter Ended 3/31                $3,002        $(140)



                                     SJI-18

     While the revenue and income impacts of TAC adjustments are recorded as incurred, cash inflows or outflows directly attributable to TAC adjustments generally do not begin until the next TAC year. Each TAC year begins October 1.


Results of Operations - Three Months Ended March 31, 2002
Compared to Three Months Ended March 31, 2001

Operating Revenues - Utility

     Revenues decreased $60.1 million in the first quarter of 2002 compared with the prior year period. The decrease was primarily due to three factors. First, weather in the first quarter 2002 was 17% warmer than the prior year period. Second, a significantly higher number of residential customers utilized a third party marketer as their gas supplier. Third, off-system sales revenues decreased due to lower prices for natural gas sold, despite higher unit sales volume in 2002 than in the prior year. Partially offsetting the effect of these factors was an additional 6,660 customers compared to same time last year.

     As a result of SJG's TAC, revenues from utility ratepayers are closely tied to 20-year normal temperatures calculated under the TAC and not actual weather conditions. However, as a general rule, revenues continue to be positively impacted by colder weather and negatively impacted by warmer weather. In the first quarter 2002, weather was 16.8% warmer than the 20-year average as compared to .2% colder for the same period last year.

     The following is a comparison of operating revenue and throughput for the three month period ended March 31, 2002 vs. the same period ended March 31, 2001.


                                     SJI-19

                                                      1st Quarter
                                                 2002              2001
                                               ---------        ---------
Utility Operating Revenues (Thousands):
  Firm
    Residential                                 $ 76,099         $ 96,359
    Commercial                                    22,544           39,833
    Industrial                                     1,709            1,948
    Cogeneration & Electric Generation               616              648
    Firm Transportation                           14,264            9,432
                                               ---------        ---------

      Total Firm Utility Operating Revenues      115,232          148,220

  Interruptible                                      239              686
  Interruptible Transportation                       475              312
  Off-System                                      35,753           67,195
  Capacity Release & Storage                       1,694            1,826
  Other                                              819            1,217
  Intercompany Sales                             (12,002)         (17,188)
                                               ---------        ---------

      Total Utility Operating Revenues          $142,210         $202,268
                                               =========        =========

Throughput (MMcf):
  Firm
    Residential                                    7,142            9,157
    Commercial                                     2,334            4,214
    Industrial                                        91              148
    Cogeneration & Electric Generation                87               24
    Firm Transportation                            7,483            5,784
                                               ---------        ---------

      Total Firm Throughput                       17,137           19,327

  Interruptible                                       48               59
  Interruptible Transportation                       957              621
  Off-System                                      11,303            9,470
  Capacity Release & Storage                       6,646            6,054
                                               ---------        ---------

       Total Throughput                           36,091           35,531
                                               =========        =========


Operating Revenues - Nonutility

     Nonutility operating revenues decreased by $68.5 million for the first quarter of 2002. The decrease was due to lower natural gas prices experienced by SJE and SJRG, and warmer weather which reduced actual gas volumes sold.

                                     SJI-20

Cost of Gas Sold - Utility

     Cost of gas sold - utility decreased $56.9 million for the first quarter of 2002 compared with the same period in 2001 due principally to decreased gas costs for off-system sales and lower firm gas sales volume. Warmer weather and the migration of firm gas sales customers to transportation service were the main cause of the decrease in firm gas sales volume. SJG's gas cost during the first quarter of 2002 averaged $4.56/dt compared with $6.87/dt in 2001. Unlike gas costs associated with off-system sales, changes in the cost of gas sold to utility ratepayers are not reflected in Cost of Gas Sold - Utility as incurred. Fluctuations in gas costs to ratepayers not reflected in current rates are deferred and addressed in future periods under the LGAC. Gas supply sources include contract and open-market purchases. SJG secures and maintains its own gas supplies to serve its customers.

Cost of Sales - Nonutility

     Cost of sales - nonutility decreased $66.1 million for the first quarter of 2002 due to warmer weather which reduced actual volumes purchased and lower natural gas costs.

Operations

         A summary of net changes in Operations (in thousands):

                                               Three Months Ended
                                                    March 31,
                                                  2002 vs. 2001
                                               ------------------

        Utility:
          Other Production Expense                  $     25
          Transmission                                     8
          Distribution                                    89
          Customer Accounts and Services                 290
          Sales                                          (12)
          Administration and General                    (298)
          Other                                           49
        Nonutility                                       218
                                                    --------
              Total Operations                      $    369
                                                    ========


     Costs related to our unionized workforce, that were avoided during the first quarter of 2001 as a result of the work stoppage that ended on January 17, 2001, were primarily responsible for the increase in Customer Accounts and Services costs in the first quarter 2002 as compared with first quarter 2001. Conversely, additional costs associated with administrative personnel performing the operational functions of the unionized labor workforce during the work stoppage in the first quarter of 2001 were recognized as Administration and General expenses. These costs were not duplicated in the first quarter of 2002.

                                     SJI-21

Other Operating Expenses

     A summary of principal changes in other consolidated operating expenses (in thousands):

                                          Three Months Ended
                                               March 31,
                                            2002 vs. 2001
                                          ------------------

         Maintenance                            $(1,468)
         Depreciation                               297
         Energy and Other Taxes                    (634)


     Maintenance expense decreased in the first quarter 2002 primarily due to lower levels of Remediation Adjustment Clause (RAC) amortization. RAC-related expenses do not affect earnings as an offsetting amount is recognized in revenues. Depreciation is higher due to increased investment in property, plant and equipment by SJG. Changes in Energy and Other Taxes relate primarily to changes in volumes of gas sold and transported by SJG.

Interest Charges

     Interest charges were lower in the first quarter of 2002 compared with the prior year period due primarily to reductions in short-term rates on line of credit borrowings. The effect of lower rates was partially offset by an increased level of average total debt outstanding during the first quarter 2002. The debt was incurred primarily to support the expansion and upgrade of SJG's gas transmission and distribution system, as well as higher levels of unrecovered gas costs.

Net Income Applicable to Common Stock

     Net income (in thousands) and earnings per common share reflect the following changes:

                                                 Three Months Ended
                                                      March 31,
                                                    2002 vs. 2001
                                                 ------------------

Income from Continuing Operations                       $(2,016)
Loss from Discontinued Operations - Net                     168
Cumulative Effect of Accounting Change - Net               (148)
                                                        -------
      Net Income Decrease                               $(1,996)
                                                        =======

Earnings per Common Share:
  Continuing Operations                                 $ (0.23)
  Discontinued Operations - Net                            0.02
  Cumulative Effect of Accounting Change - Net            (0.01)
                                                        -------
      Earnings per Share Decrease                       $ (0.22)
                                                        =======

                                     SJI-22


     The details affecting the changes in net income and earnings per share are discussed under the appropriate captions above.

Liquidity and Capital Resources

     Liquidity needs at SJI are driven by factors that include natural gas commodity prices; lags in fully collecting gas costs from customers under the LGAC clause; working capital needs of our energy trading activities; the timing of construction and remediation expenditures and related permanent financings; mandated tax payment dates; and requirements to repay long-term debt.

     We first seek to meet liquidity needs with cash from operations. We utilize short-term borrowings under lines of credit from commercial banks to supplement cash from operations where necessary.

     Lines of credit available to SJI totaled $172.0 million at March 31, 2002, of which $93.2 million was utilized. All but $10 million of these lines are made available through five commercial banks on an uncommitted basis. The banks and SJI review and renew the lines annually. The $10 million line is extended on a committed basis, maturing May 2003, by a sixth commercial bank. $145 million of these lines were exclusively for SJG's use. SJI has long-standing relationships with all of these banks and we believe, based upon ongoing dialogue, that there will continue to be sufficient credit available to meet our business' future liquidity needs.

     SJI supplements its operating cash flow and credit lines with both debt and equity capital. Over the years, SJG has utilized long-term debt, primarily in the form of First Mortgage Bonds, to finance its long-term needs. These needs are primarily capital expenditures for property, plant and equipment. Since 1998, SJG has financed these needs via a Medium Term Note (MTN) program, secured in similar fashion to the First Mortgage Bonds. We anticipate establishing a new MTN program during 2002. Current maturities on long-term debt over the next five years are as follows: $9.7 million in 2002; $12.9 million per year in 2003 through 2005; and $11.2 million in 2006.

     Since September 2001, Marina issued $20 million of tax-exempt and $19 million of taxable variable rate demand bonds through the New Jersey Economic Development Authority (EDA). The tax-exempt and taxable bonds mature in 2031 and 2021, respectively. Marina has EDA approval to issue up to an additional $6 million of taxable bonds. Investors in the bonds receive liquidity and credit support via a letter of credit provided by a commercial bank. We are using the proceeds of this bond issuance to fund project development and construction costs for the thermal energy plant being constructed by Marina to serve The Borgata Resort which is scheduled to open in Summer 2003. Construction of the thermal plant is currently ahead of schedule.

     SJI has raised equity capital over the past three years through its Dividend Reinvestment Plan (DRP). Participants in SJI's DRP receive newly issued shares. We offer a 2% discount on DRP investments because it is the most cost-effective way for us to raise equity capital in the quantities we are

                                     SJI-23

seeking. Through the DRP, SJI raised $2 million of equity capital by issuing 59,716 shares in the first quarter of 2002 as compared to $2.4 million of equity capital by issuing 82,757 shares in the first quarter of 2001. We anticipate raising approximately $10 million of equity capital through the DRP in 2002.

Capital Expenditures, Commitments and Contingencies

     Capital Expenditures

     SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental remediation costs. Net construction and remediation expenditures for the first quarter of 2002 amounted to $15.7 million. We estimate the costs for 2002, 2003 and 2004 at approximately $91.5 million, $70.2 million and $59.2 million, respectively. Increases in expenditure estimates in 2002 and 2003, compared with 2001 and 2004, reflect construction costs associated with the Marina Energy Thermal Plant.

     Commitments and Contingencies

     SJG has certain commitments for both pipeline capacity and gas supply for which it pays fees regardless of usage. Those commitments average $51.2 million annually and total $335.7 million over the contracts' lives. Approximately 70% of the financial commitment under these contracts expires during the next five years. SJG recovers all prudently incurred fees through rates via the LGAC.

Regulatory Matters

     Rate Actions

     In November 2001, SJG filed for a $17.6 million rate reduction to its LGAC and for recovery of a 3-year net deficiency in its TAC amounting to $2.7 million. The BPU approved the LGAC rate reduction effective December 1, 2001. Also on December 1, 2001, SJG implemented recovery of its October 31, 2001 underrecovered gas costs. SJG will recover $48.9 million over three years including interest accrued since April 1, 2001. SJG will also recover interest for the 3-year amortization period at a rate of 5.75%.

     On April 10, 2002, SJG petitioned the BPU for approval of a $17.6 million refund to its LGAC customers. On May 2, 2002, the Board approved SJG's petition. Beginning in the month of May, residential and commercial LGAC customers will receive a credit to their bill reflecting this refund.

     Other matters are incorporated by reference to Note 7 to the condensed consolidated financial statements included as part of this report.

                                     SJI-24


             Item 3. Quantitative and Qualitative Disclosures About
                           Market Risks of the Company


     Commodity Market Risks - Certain regulated and unregulated SJI subsidiaries are involved in buying, selling, transporting and storing natural gas for their own accounts as well as managing these activities for others. As such, these subsidiaries are subject to market risk due to price fluctuations. To hedge against this risk, we enter into a variety of physical and financial transactions including forward contracts, swaps, futures, and options agreements. To manage these transactions, SJI has a well-defined risk management policy approved by our board of directors that include volumetric and monetary limits. Management reviews reports detailing trading activity daily. All derivative activities described above are entered into for risk management, not trading, purposes.

     SJI's subsidiaries are structured so that SJG and SJE transact commodities on a physical basis only and enter into no financial derivative positions directly. SJRG manages risk for these entities as well as for its own portfolio by entering into the types of transactions noted above. It is management's policy, to the extent that it is practical, to have no unmatched positions on a deal or portfolio basis while conducting these activities. As a result of holding open positions to a minimal level, the financial impact to SJRG of changes in value of a particular transaction is substantially offset by an opposite change in the related hedge transaction. As of March 31, 2002, 61% of the counterparties with which SJRG has unsettled sales contracts carry investment grade ratings. The remaining counterparties carried no external ratings, however, half had corporate parents with investment grade ratings.

     SJRG has entered into certain contracts for the purchase, sale, storage and transportation of natural gas. The net unrealized pre-tax gain on energy trading contracts of $1.7 million at March 31, 2002 primarily is derived from contracts entered into during the preceding 12 months and it is included as a reduction to cost of gas - nonutility. SJRG's contracts are typically less than 12 months long. The fair value of these contracts determined under the mark-to-market method as of March 31, 2002 is as follows:

                                     SJI-25




Assets
                                                             Maturity           Maturity
              Source of Fair Value                           < 1 Year          1-3 Years          Total
------------------------------------------------------------------------------------------------------------
Prices Actively Quoted                    NYMEX              $10,583,240       $2,522,970       $13,106,210
Other External Sources                    Basis                8,422,561        1,605,974        10,028,535
Other Methods                           Inventory              4,569,217                          4,569,217
                                                            ------------------------------------------------
Total                                                        $23,575,018       $4,128,944       $27,703,962
                                                            ================================================


Liabilities
                                                             Maturity           Maturity
              Source of Fair Value                           < 1 Year          1-3 Years          Total
------------------------------------------------------------------------------------------------------------
Prices Actively Quoted                    NYMEX             ($10,086,232)     ($2,627,677)     ($12,713,909)
Other External Sources                    Basis               (4,518,036)        (666,448)       (5,184,484)
Other Methods                           Inventory             (1,684,707)                        (1,684,707)
                                                            ------------------------------------------------
Total                                                       ($16,288,975)     ($3,294,125)     ($19,583,100)
                                                            ================================================



     NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Inventory represents the market value of natural gas held in storage determined through a combination of the NYMEX and Basis methods. Contracts valued under the inventory method in the preceding chart include gas inventory with a cost of $2.9 million.

     Interest Rate Risk - Our exposure to interest rate risk relates primarily to short-term, variable rate borrowings. A hypothetical 100 basis point increase in interest rates on $93.2 million of variable rate debt outstanding at March 31, 2002 would result in a $550,000 increase in our interest expense net of tax on an annual basis. In order to reduce exposure to an increase in interest rates on our variable rate debt, SJG entered into two interest rate swap agreements. The swaps effectively fixed the rate on $40 million of variable rate debt from April 2002 to March of 2003 at 3.57%. Our long-term debt at SJG is issued at fixed rates and, consequently, interest expense to the company is not significantly impacted by changes in market interest rates. Long-term debt issued to finance the construction of Marina Energy's thermal plant was initially issued as floating rate debt and subsequently swapped to a blended fixed rate of 4.59%. Other than the newly issued Marina bonds, our debt was issued with provisions that do not permit us to prepay a material amount of such debt during the next 12 months to take advantage of changes in interest rates.


                                     SJI-26


                          PART II -- OTHER INFORMATION

     Information required by this Item is incorporated by reference to Part I,
Item 1, Note 9, beginning on page 14.



                    Item 6. Exhibits and Reports on Form 8-K

                                      None




                                     SJI-27



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          SOUTH JERSEY INDUSTRIES, INC.
                                  (Registrant)



Dated:  May 13, 2002             By:  /s/  David A. Kindlick
                                      ----------------------------------------
                                      David A. Kindlick
                                      Vice President, Treasurer &
                                      Chief Financial Officer





Dated:  May 13, 2002             By:  /s/ Richard H. Walker, Jr.
                                      ----------------------------------------
                                      Richard H. Walker, Jr., Esquire
                                      Corporate Secretary & Corporate Counsel





                                     SJI-28