Form 10-Q
period 2002-06-30
SOUTH JERSEY INDUSTRIES INC
filed 2002-08-14
CIK 91928

================================================================================
                                                                    Page 1 of 30

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


        For the Quarter Ended June 30, 2002 Commission File Number 1-6364


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

                         Yes [X]         No [ ]


As of August 1, 2002, there were 12,080,588 shares of the registrant's common stock outstanding.

================================================================================





                         PART I -- FINANCIAL INFORMATION



              Item 1. Financial Statements-- See Pages 3 through 17





                                     SJI-2


                 SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (In Thousands Except for Per Share Data)

                                                                   Three Months Ended
                                                                        June 30,
                                                          -----------------------------------
                                                               2002                2001
                                                          ----------------   ----------------
Operating Revenues:
  Utility                                                  $       62,776      $      79,818
  Nonutility                                                       43,092            137,733
                                                          ----------------   ----------------

      Total Operating Revenues                                    105,868            217,551
                                                          ----------------   ----------------

Operating Expenses:
  Cost of Gas Sold - Utility                                       38,875             57,182
  Cost of Sales - Nonutility                                       41,014            136,184
  Operations                                                       11,278             10,211
  Maintenance                                                       1,673              1,788
  Depreciation                                                      5,582              5,270
  Energy and Other Taxes                                            2,120              1,908
                                                          ----------------   ----------------

      Total Operating Expenses                                    100,542            212,543
                                                          ----------------   ----------------

Operating Income                                                    5,326              5,008

Other Income and Expense:
  Equity in Affiliated Companies                                      203                310
  Other                                                               683                147
                                                          ----------------   ----------------

      Total Other Income and Expense                                  886                457
                                                          ----------------   ----------------

Interest Charges                                                    4,392              4,727

Preferred Dividend Requirements of Subsidiary                         764                766
                                                          ----------------   ----------------

Income (Loss) Before Income Taxes                                   1,056                (28)

Income Taxes                                                          335                128
                                                          ----------------   ----------------

Income (Loss) from Continuing Operations                              721               (156)

Discontinued Operations - Net                                        (118)               (84)
                                                          ----------------   ----------------

      Net Income (Loss) Applicable to Common Stock         $          603      $        (240)
                                                          ================   ================

Basic Earnings Per Common Share:
  Continuing Operations                                    $         0.06      $       (0.01)
  Discontinued Operations - Net                                     (0.01)             (0.01)
                                                          ----------------   ----------------

      Basic Earnings Per Common Share                      $         0.05      $       (0.02)
                                                          ================   ================

Average Shares of Common Stock Outstanding - Basic                 11,990             11,670

Diluted Earnings Per Common Share:
  Continuing Operations                                    $         0.06      $       (0.01)
  Discontinued Operations - Net                                     (0.01)             (0.01)
                                                          ----------------   ----------------

      Diluted Earnings Per Common Share                    $         0.05      $       (0.02)
                                                          ================   ================

Average Shares of Common Stock Outstanding - Diluted               12,073             11,714

Dividends Declared per Common Share                        $        0.375      $       0.370
                                                          ================   ================


The accompanying footnotes are an integral part of the financial statements.


                                     SJI-3

                 SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (In Thousands Except for Per Share Data)

                                                                    Six Months Ended
                                                                        June 30,
                                                          -----------------------------------
                                                                2002               2001
                                                          ----------------   ----------------
Operating Revenues:
  Utility                                                  $      204,958      $     281,942
  Nonutility                                                      114,228            277,081
                                                          ----------------   ----------------

      Total Operating Revenues                                    319,186            559,023
                                                          ----------------   ----------------

Operating Expenses:
  Cost of Gas Sold - Utility                                      126,318            201,523
  Cost of Sales - Nonutility                                      106,648            267,905
  Operations                                                       21,671             20,284
  Maintenance                                                       3,090              4,673
  Depreciation                                                     11,081             10,471
  Energy and Other Taxes                                            5,962              6,383
                                                          ----------------   ----------------

      Total Operating Expenses                                    274,770            511,239
                                                          ----------------   ----------------

Operating Income                                                   44,416             47,784

Other Income and Expense:
  Equity in Affiliated Companies                                      366                823
  Other                                                               609                519
                                                          ----------------   ----------------

      Total Other Income and Expense                                  975              1,342

Interest Charges                                                    9,039             10,406

Preferred Dividend Requirements of Subsidiary                       1,529              1,533
                                                          ----------------   ----------------

Income Before Income Taxes                                         34,823             37,187

Income Taxes                                                       14,384             15,609
                                                          ----------------   ----------------

Income from Continuing Operations                                  20,439             21,578

Discontinued Operations - Net                                        (150)              (284)
Cumulative Effect of a Change in Accounting
 Principle - Net                                                        -                148
                                                          ----------------   ----------------

      Net Income Applicable to Common Stock                $       20,289      $      21,442
                                                          ================   ================

Basic Earnings Per Common Share:
  Continuing Operations                                    $         1.71      $        1.85
  Discontinued Operations - Net                                     (0.01)             (0.02)
  Cumulative Effect of a Change in Accounting
   Principle - Net                                                   0.00               0.01
                                                          ----------------   ----------------

      Basic Earnings Per Common Share                      $         1.70      $        1.84
                                                          ================   ================

Average Shares of Common Stock Outstanding - Basic                 11,952             11,626

Diluted Earnings Per Common Share:
  Continuing Operations                                    $         1.70      $        1.85
  Discontinued Operations - Net                                     (0.01)             (0.02)
  Cumulative Effect of a Change in Accounting
   Principle - Net                                                   0.00               0.01
                                                          ----------------   ----------------

      Diluted Earnings Per Common Share                    $         1.69      $        1.84
                                                          ================   ================

Average Shares of Common Stock Outstanding - Diluted               12,011             11,653

Dividends Declared per Common Share                        $        0.750      $       0.735
                                                          ================   ================

The accompanying footnotes are an integral part of the financial statements.


                                     SJI-4

                 SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                                                (Unaudited)
                                                                                                  June 30,             December 31,
                                                                                          -------------------------    ------------
                                                                                             2002            2001          2001
                                                                                          ---------       ---------    ------------
Assets

Property, Plant and Equipment:
  Utility Plant, at original cost                                                         $ 822,053       $ 783,349       $ 805,440
    Accumulated Depreciation                                                               (229,078)       (215,428)       (221,457)
  Nonutility Property and Equipment, at cost                                                 42,452           9,597          24,118
    Accumulated Depreciation                                                                 (1,100)         (1,013)         (1,058)
                                                                                          ---------       ---------       ---------

        Property, Plant and Equipment - Net                                                 634,327         576,505         607,043
                                                                                          ---------       ---------       ---------

Investments:
  Available-for-Sale Securities                                                               3,330           2,734           3,139
  Restricted                                                                                  7,026              --          22,962
  Investment in Affiliates                                                                    1,775           1,738           1,369
                                                                                          ---------       ---------       ---------

        Total Investments                                                                    12,131           4,472          27,470
                                                                                          ---------       ---------       ---------

Current Assets:
  Cash and Cash Equivalents                                                                   6,599          14,154           3,965
  Accounts Receivable                                                                        61,811          85,484          66,750
  Unbilled Revenues                                                                           9,849          11,241          34,981
  Provision for Uncollectibles                                                               (2,275)         (2,019)         (2,661)
  Natural Gas in Storage, average cost                                                       40,214          41,502          59,778
  Materials and Supplies, average cost                                                        3,755           4,061           3,818
  Prepaid Taxes                                                                              11,621          13,872           4,650
  Energy Trading Assets                                                                      21,969          33,117          47,187
  Prepayments and Other Current Assets                                                        5,849           5,361           3,616
                                                                                          ---------       ---------       ---------

        Total Current Assets                                                                159,392         206,773         222,084
                                                                                          ---------       ---------       ---------

Regulatory and Other Non-Current Assets:
  Deferred Fuel Costs - Net                                                                  37,414          37,480          36,798
  Other Regulatory Assets                                                                    76,369          81,460          79,994
  Energy Trading Assets                                                                       5,070           3,181           3,554
  Derivatives                                                                                    --              --             509
  Other                                                                                      11,568           6,687          10,393
                                                                                          ---------       ---------       ---------

        Total Regulatory and Other Non-Current Assets                                       130,421         128,808         131,248
                                                                                          ---------       ---------       ---------

              Total Assets                                                                $ 936,271       $ 916,558       $ 987,845
                                                                                          =========       =========       =========

The accompanying footnotes are an integral part of the financial statements.

                                     SJI-5


                 SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                                                (Unaudited)
                                                                                                  June 30,             December 31,
                                                                                          -------------------------    ------------
                                                                                             2002            2001          2001
                                                                                          ---------       ---------    ------------
Capitalization and Liabilities

Common Equity:
  Common Stock                                                                             $  15,014       $  14,587      $  14,826
  Premium on Common Stock                                                                    144,557         134,466        139,929
  Accumulated Other Comprehensive Loss                                                        (1,632)             --         (1,687)
  Retained Earnings                                                                           78,532          70,842         67,218
                                                                                           ---------       ---------      ---------

        Total Common Equity                                                                  236,471         219,895        220,286
                                                                                           ---------       ---------      ---------

Preferred Stock and Securities of Subsidiary:
   Redeemable Cumulative Preferred Stock:
     South Jersey Gas Company, Par Value $100 per share
       Authorized - 41,966 shares
       Outstanding Shares:
         Series B, 8% -- 16,904 shares                                                        1,690           1,690          1,690
   South Jersey Gas Company-Guaranteed Manditorily Redeemable
     Preferred Securities of Subsidiary Trust:
       Par Value $25 per share, 1,400,000 shares
       Authorized and Outstanding                                                             35,000          35,000         35,000
                                                                                           ---------       ---------      ---------

        Total Preferred Stock and Securities of Subsidiary                                    36,690          36,690         36,690
                                                                                           ---------       ---------      ---------

Long-Term Debt                                                                               256,514         195,247        259,247
                                                                                           ---------       ---------      ---------

        Total Capitalization                                                                 529,675         451,832        516,223
                                                                                           ---------       ---------      ---------

Current Liabilities:
  Notes Payable                                                                              107,750         149,850        152,360
  Current Maturities of Long-Term Debt                                                         9,733          11,876          9,733
  Accounts Payable                                                                            43,042          55,761         48,239
  Customer Deposits                                                                            6,484           5,516          5,976
  Environmental Remediation Costs                                                             11,293          17,252         11,319
  Taxes Accrued                                                                                4,415           2,569          2,743
  Energy Trading Liabilities                                                                  14,899          28,614         38,991
  Derivatives                                                                                    243              --             --
  Deferred Income Taxes - Net                                                                 27,117          24,681         26,629
  Interest Accrued and Other Current Liabilities                                              14,919          14,017         14,154
                                                                                           ---------       ---------      ---------

        Total Current Liabilities                                                            239,895         310,136        310,144
                                                                                           ---------       ---------      ---------

Deferred Credits and Other Non-Current Liabilities:
  Deferred Income Taxes - Net                                                                 90,967          89,849         84,717
  Investment Tax Credits                                                                       3,992           4,340          4,166
  Pension and Other Postretirement Benefits                                                   16,347          12,122         19,313
  Environmental Remediation Costs                                                             41,423          37,886         41,423
  Energy Trading Liabilities                                                                   3,938           2,177          2,947
  Derivatives                                                                                    618              --             --
  Other                                                                                        9,416           8,216          8,912
                                                                                           ---------       ---------      ---------

        Total Deferred Credits
          and Other Non-Current Liabilities                                                  166,701         154,590        161,478
                                                                                           ---------       ---------      ---------

Commitments and Contingencies  (Note 9)

              Total Capitalization and Liabilities                                         $ 936,271       $ 916,558      $ 987,845
                                                                                           =========       =========      =========

The accompanying footnotes are an integral part of the financial statements.

                                     SJI-6


                                  SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                  (In Thousands)
                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                    --------------------------------
                                                                                        2002            2001
                                                                                    --------------    --------------
Cash Flows from Operating Activities:
   Net Income Applicable to Common Stock                                            $      20,289     $      21,442
   Adjustments to Reconcile Net Income to Cash Flows
    Provided by Operating Activities:
     Depreciation and Amortization                                                         12,269            11,641
     Unrealized Gain on Energy Trading                                                       (782)           (2,601)
     Provision for Losses on Accounts Receivable                                              860               680
     Revenues and Fuel Costs Deferred - Net                                                  (616)           (8,670)
     Deferred and Non-Current Income Taxes and Credits - Net                                6,925             9,719
     Environmental Remediation Costs - Net                                                  5,789             7,153
     Changes in:
       Accounts Receivable                                                                 28,825            28,538
       Inventories                                                                         19,627            (9,569)
       Prepayments and Other Current Assets                                                (2,233)             (588)
       Prepaid and Accrued Taxes - Net                                                     (5,299)           (8,822)
       Accounts Payable and Other Accrued Liabilities                                      (3,924)          (29,892)
     Other - Net                                                                           (3,055)           (4,299)
                                                                                    --------------    --------------

          Net Cash Provided by Operating Activities                                        78,675            14,732
                                                                                    --------------    --------------

Cash Flows from Investing Activities:
   (Investment in) Return of Investment in Affiliate                                         (406)            2,713
   Repayment of Loan from (Loan to) Affiliate                                                 350              (590)
   Purchase of Available-For-Sale Securities                                                 (229)             (252)
   Proceeds from Sale of Restricted Investments                                            15,936                 -
   Capital Expenditures, Cost of Removal and Salvage                                      (40,126)          (25,162)
                                                                                    --------------    --------------

          Net Cash Used in Investing Activities                                           (24,475)          (23,291)
                                                                                    --------------    --------------

Cash Flows from Financing Activities:
   Net (Repayments of) Borrowings from Lines of Credit                                    (44,610)           28,650
   Proceeds from Issuance of Long-Term Debt                                                10,000                 -
   Principal Repayments of Long-Term Debt                                                 (12,733)           (9,734)
   Dividends on Common Stock                                                               (8,975)           (8,604)
   Proceeds from Sale of Common Stock                                                       4,782             5,288
   Payments for Issuance of Long-Term Debt                                                    (30)             (114)
                                                                                    --------------    --------------

          Net Cash (Used in) Provided by Financing Activities                             (51,566)           15,486
                                                                                    --------------    --------------

Net Increase in Cash and Cash Equivalents                                                   2,634             6,927
Cash and Cash Equivalents at Beginning of Period                                            3,965             7,227
                                                                                    --------------    --------------

Cash and Cash Equivalents at End of Period                                          $       6,599     $      14,154
                                                                                    ==============    ==============


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

         Equity-Based Investments in Affiliates -- SJI, either directly or through its wholly-owned subsidiaries, currently holds a 50% non-controlling interest in several affiliated companies and accounts for the investments under the equity method. The operations of these affiliated companies are included in the statements of condensed consolidated income under the caption, Equity in Affiliated Companies.

         Estimates and Assumptions -- Our financial statements are prepared to conform with generally accepted accounting principles. Management makes estimates and assumptions that affect the amounts reported in the financial statements and related disclosures. Therefore, actual results could differ from those estimates.

         Energy Trading Activities & Derivative Instruments -- South Jersey Resources Group, LLC (SJRG) manages its portfolio purchases and sales, as well as natural gas in storage, using a variety of instruments that include forward contracts, swap agreements, option contracts and futures contracts. Because SJRG's transactions will not necessarily settle physically, Financial Accounting Standards Board (FASB) Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, requires that certain transactions not designated as hedges be accounted for at fair value. Under this method of accounting, SJRG measures the difference between the price and the fair value of the contracts and records these as Energy Trading Assets or Energy Trading Liabilities on our condensed consolidated balance sheets. For the six months ended June 30, 2002 and 2001, the net unrealized pre-tax gain on energy trading was $.8 million and $2.6 million, respectively. For the three months ended June 30, 2002 and 2001, the net unrealized pre-tax loss on energy trading was $(1.3) million and $(.2) million, respectively. These gains (losses) are included in Cost of Sales - Nonutility. The Cumulative Effect of a Change in Accounting Principle - Net of $148,000 relates to the adoption of Statement No. 133 on January 1, 2001.

                                     SJI-8


         SJI's approach to transacting various aspects of its unregulated energy business is to offset purchases and sales and have minimal open positions at any one time. Consistent with this approach, SJI will designate certain energy related contracts as cash flow or fair value hedges.

         SJRG also provides price risk management for certain South Jersey Energy (SJE) sales commitments. SJRG enters into future and basis contracts to effectively provide the physical gas needed to fulfill SJE's firm commitments for sales of gas and forecasted purchases of gas. The SJRG energy related contracts that are used to hedge SJE's forecasted purchases of gas have been designated as cash flow hedges. The gains and losses on derivative contracts designated as cash flow hedges are recorded in Accumulated Other Comprehensive Loss and recorded to the Income Statement when the hedged transactions are completed. SJE's firm commitments for sales of gas are marked to market through earnings.

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

         Also in April 2002, SJG entered into an interest rate swap contract that effectively fixes the interest rate at 3.57% through March 15, 2003 on $40 million of SJG's debt outstanding under its bank lines.

         We entered into interest rate swap agreements to hedge the exposure to an increase in interest rates with respect to our variable rate debt. The differential to be paid or received as a result of these swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense. These interest rate swaps are accounted for as cash flow hedges. As of June 30, 2002, the market value of these swaps was $(860,394), which represents the amount we would pay to terminate these contracts as of that date. This balance is included on the 2002 condensed consolidated balance sheet under the caption Derivatives. As of June 30, 2002, we calculated the swaps to be highly effective; therefore, the offset to the hedge asset is recorded, net of taxes, in Accumulated Other Comprehensive Loss.

         Fair value of the derivative investments is determined by reference to quoted market prices of listed contracts, published quotations or quotations from independent parties.

                                     SJI-9


          New Accounting Pronouncements -- In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." Statement No. 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SJI expects to adopt Statement No. 143 in 2003.

         In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective in 2003. This statement prescribes that a single accounting model be used for valuing long-lived assets to be disposed of and broadens the presentation of discontinued operations.

         In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with the exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

         Beginning in the third quarter of 2002, SJI will be required to adopt Emerging Issues Task Force Issue No. 02-03 which will require realized gains and losses from trading in physical power contracts to be recorded net in our condensed consolidated statements of income.

         We are currently evaluating the effects of these statements; however, they are not expected to materially impact SJI's financial condition or results of operations.

         Other Regulatory Assets -- Other Regulatory Assets consisted of the following items (in thousands):

                                                June 30,       December 31,
                                            2002       2001        2001
                                          --------------------------------

Environmental Remediation Costs:
  Expended - Net                           $ 7,016    $11,287     $12,831
  Liability for Future Expenditures         48,790     51,029      48,790
Income Taxes - Flowthrough Depreciation      9,086     10,064       9,575
Postretirement Benefit Costs                 3,969      4,347       4,158
Gross Receipts and Franchise Taxes           2,032      2,476       2,254
Other                                        5,476      2,257       2,386
                                           ------------------------------

      Total Regulatory Assets              $76,369    $81,460     $79,994
                                           ==============================


                                     SJI-10


Note 2.  Discontinued Operations and Affiliations:

         Discontinued Operations -- Summarized operating results of discontinued operations for the three and six months ending June 30 (in thousands):

                                               Three Months Ended           Six Months Ended
                                                    June 30,                    June 30,
                                               2002         2001           2002          2001
                                             -------------------------------------------------
Operating Revenues - Merchandising           $     26     $    383       $     26      $   556
                                             =================================================
Income (Loss) before Income Taxes:
  Sand Mining                                $   (175)    $   (134)      $   (206)     $   810
  Construction                                     (6)          92            (12)          95
  Fuel Oil                                        (16)         (19)           (31)         (39)
  Wholesale Electric                                -            -              -       (1,177)
  Merchandising                                     -          (78)             -         (164)
Income Tax Credits                                 79           55             99          191
                                             --------------------------------------------------
Loss from Discontinued Operations - Net      $   (118)    $    (84)      $   (150)     $  (284)
                                             ==================================================
Earnings Per Common Share from
 Discontinued Operations - Net               $  (0.01)    $  (0.01)      $  (0.01)     $ (0.02)
                                             ==================================================


         Affiliations -- In January 1999, SJI and Conectiv Solutions, LLC, formed Millennium Account Services, LLC to provide meter reading services in Southern New Jersey.

         In June 1999, SJE and Energy East Solutions, Inc. formed South Jersey Energy Solutions, LLC (SJES) to market retail electricity and energy management services. SJES began supplying retail electric during the first quarter of 2000.

         In April 2000, SJE and GZA GeoEnvironmental, Inc. formed Air Logics, LLC to market a jointly-developed air monitoring system designed to assist companies involved in environmental cleanup activities.

Note 3.  Common Stock:

         SJI has 20,000,000 shares of authorized Common Stock. The following shares were issued and outstanding:

                                                 2002           2001
                                              -------------------------
Beginning, January 1                          11,860,990     11,499,701
New Issues During Year:
  Dividend Reinvestment  Plan                    148,033        168,281
  Employees' Stock Ownership Plan                  1,731          1,900
  Stock Option, Stock Appreciation Rights
     And Restricted Stock Award Plan                 590           --
                                              -------------------------
Ending Balance, June 30                       12,011,344     11,669,882
                                              =========================

                                     SJI-11



         We credited the par value ($1.25 per share) of stock issued in 2002 and 2001 to Common Stock. We credited the net excess over par value of approximately $4.6 million and $5.1 million, respectively, to Premium on Common Stock.

         Dividend Reinvestment Plan (DRP) and Employees' Stock Ownership Plan
(ESOP) -- Newly issued shares of common stock offered through the DRP are issued directly by SJI. All shares offered through the ESOP are also issued directly by SJI. As of June 30, 2002, SJI reserved 1,303,968 and 17,198 shares of authorized, but unissued, common stock for future issuance to the DRP and ESOP, respectively.

         Stock Option, Stock Appreciation Rights and Restricted Stock Award Plan -- Under this plan, no more than 306,000 shares in the aggregate may be issued to SJI's officers and other key employees. No options or stock appreciation rights may be granted under the Plan after November 22, 2006. At June 30, 2002 and 2001, SJI had -0- and 4,500 options outstanding, respectively, all exercisable at $24.69 per share. No options were granted in 2002 or 2001. No stock appreciation rights were issued under the Plan. As of June 30, 2002, 80,980 restricted shares were granted and will be issued upon satisfaction of time and performance contingencies.

         Earnings Per Common Share -- We present basic EPS based on the weighted-average number of common shares outstanding. Our EPS are presented in accordance with FASB Statement No. 128, "Earnings Per Share" which establishes standards for computing and presenting basic and diluted EPS. The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 82,632 and 43,611 shares for the three months ended, and 58,764 and 26,739 shares for the six months ended June 30, 2002 and 2001, respectively. These shares relate to stock options and restricted stock and were calculated using the treasury stock method.

Note 4.  Financial Instruments:

         Restricted Investments -- In accordance with the terms of Marina's bond agreements, we are required to invest unused proceeds in high-quality, highly-liquid investments pending approved construction expenditures. As of June 30, 2002, the net proceeds remaining totaled $6.9 million.

         SJRG maintains a margin account with a national investment firm to support its energy trading activities. As of June 30, 2002, SJRG's margin account balance approximated $68,000.

                                     SJI-12


Note 5.  Comprehensive Income:

         The components of comprehensive income are as follows (in thousands):

                                          Three Months Ended    Six Months Ended
                                             June 30, 2002       June 30, 2002
                                          --------------------------------------

Net Income Applicable to Common Stock        $    603               $ 20,289
Other Comprehensive (Loss) Income:
  Change in Fair Value of Derivatives:
    Interest Rate Swaps                          (941)                  (810)
    Energy Trading Contracts                      865                    865
                                          --------------------------------------
Comprehensive Income                         $    527               $ 20,344
                                          ======================================


Note 6.  Segments of Business:

         Information about SJI's operations in different industry segments for the three and six months ended June 30 is presented below (in thousands):

                                            Three Months Ended                Six Months Ended
                                                 June 30,                         June 30,
                                           2002            2001             2002            2001
                                      --------------------------------------------------------------
Operating Revenues:
  Gas Utility Operations              $     65,646    $     81,071     $    219,829   $     300,210
  Wholesale Gas Operations                  35,526         132,707           98,790         263,099
  Retail Gas and Other Operations           20,708          21,525           53,126          55,855
                                      --------------------------------------------------------------
      Subtotal                             121,880         235,303          371,745         619,164
  Intersegment Sales                       (16,012)        (17,752)         (52,559)        (60,141)
                                      --------------------------------------------------------------
      Total Operating Revenues        $    105,868    $    217,551     $    319,186   $     559,023
                                      ==============================================================

Operating Income:
  Gas Utility Operations              $      4,822    $      4,148     $     39,274   $      39,944
  Wholesale Gas Operations                     593             465            3,341           4,078
  Retail Gas and Other Operations              798             501            2,604           3,921
  General Corporate                           (887)           (106)            (803)           (159)
                                      --------------------------------------------------------------
      Total Operating Income          $      5,326    $      5,008     $     44,416   $      47,784
                                      ==============================================================

                                     SJI-13

                                            Three Months Ended                Six Months Ended
                                                 June 30,                         June 30,
                                           2002            2001             2002            2001
                                      --------------------------------------------------------------
Depreciation and Amortization:
  Gas Utility Operations              $      6,117    $      5,817     $     12,204   $      11,586
  Wholesale Gas Operations                       3               -                6               -
  Retail Gas and Other Operations               22              26               42              41
  Discontinued Operations                       10               7               17              14
                                      --------------------------------------------------------------
      Total Depreciation and
       Amortization                   $      6,152    $      5,850     $     12,269   $      11,641
                                      ==============================================================

Property Additions:
  Gas Utility Operations              $     11,797    $     11,899     $     21,367   $      21,174
  Wholesale Gas Operations                       -              53                -              53
  Retail Gas and Other Operations               52              86               55             134
  Thermal Energy Operations                 10,775           2,587           18,298           3,415
                                      --------------------------------------------------------------
      Total Property Additions        $     22,624    $     14,625     $     39,720   $      24,776
                                      ==============================================================

Identifiable Assets:
  Gas Utility Operations                                               $    829,152   $     830,324
  Wholesale Gas Operations                                                   37,396          66,856
  Retail Gas and Other Operations                                            24,982          13,843
  Thermal Energy Operations                                                  48,733           6,300
  Discontinued Operations                                                     2,359           2,242
                                                                       -----------------------------
      Subtotal                                                              942,622         919,565
  Corporate Assets                                                           27,276          29,686
  Intersegment Assets                                                       (33,627)        (32,693)
                                                                       -----------------------------
      Total Identifiable Assets                                        $    936,271   $     916,558
                                                                       =============================


         Gas Utility Operations consist primarily of natural gas distribution to residential, commercial and industrial customers. Wholesale Gas Operations include SJRG's activities. Retail Gas and Other Operations include natural gas and electricity acquisition and transportation service companies. Thermal Energy Operations consist of Marina's construction and related financing activities.

         SJI's interest expense relates primarily to SJG's borrowing and financing activities. Interest income is essentially derived from borrowings between the subsidiaries which is eliminated during consolidation.

Note 7.  Regulatory Actions:

         In January 1997, the New Jersey Board of Public Utilities (BPU) granted SJG a 9.62% rate of return on rate base, which included an 11.25% return on common equity. Additionally, SJG's threshold for sharing pre-tax margins generated by interruptible and off-system sales and transportation (Sharing

                                     SJI-14


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

         Effective January 10, 2000, the BPU approved full unbundling of SJG's system. This allows all natural gas consumers to select their natural gas supplier. As of June 30, 2002, 66,758 of SJG's customers were purchasing their gas commodity from someone other than SJG. The bills of those using a gas supplier other than SJG are reduced for cost of gas charges and applicable taxes. SJG's net income, financial condition and margins are not affected as a result of the unbundling.

         On November 15, 2001, SJG filed for a $17.6 million rate reduction to its LGAC and for recovery of a 3-year net deficiency in the Temperature Adjustment Clause (TAC) amounting to $2.7 million. The BPU approved the LGAC rate reduction effective December 1, 2001, but has yet to approve the TAC adjustment. Also on December 1, 2001, SJG implemented recovery of its October 31, 2001 underrecovered gas costs through its Gas Cost Underrecovery Adjustment Clause. SJG will recover $48.9 million over three years including interest accrued since April 1, 2001. SJG will also recover interest for the 3-year amortization period at a rate of 5.75%.

         In May 2002, SJG received approval from the BPU to reduce its overcollected LGAC balance by $17.6 million. The BPU order approved the company's request to issue credits on customer bills proportionate with each customer's contribution to the overcollection. This refund did not affect SJG's net income or financial condition.

Note 8.  Retained Earnings:

         Restrictions exist under various loan agreements regarding the amount of cash dividends or other distributions that SJG may pay on its common stock. SJI's total equity in its subsidiaries' retained earnings, which is free of these restrictions, was $76.8 million as of June 30, 2002.

Note 9.  Commitments and Contingencies:

         Construction and Environmental -- SJI's estimated net cost of construction and environmental remediation programs for 2002 totals $91.5 million. Commitments were made regarding some of these programs.

                                     SJI-15


         Pending Litigation -- SJI is subject to claims arising in the ordinary course of business and other legal proceedings. We accrue liabilities when these claims become apparent for amounts we believe these claims may be settled. We also maintain insurance and record probable insurance recoveries relating to outstanding claims. In management's opinion, the ultimate disposition of these claims will not have a material adverse effect on SJI's financial position, results of operations or liquidity.

         Standby Letters of Credit -- SJI provided a $17 million standby letter of credit to Marina District Development Corporation in support of Marina's contractual obligations to construct the thermal energy plant and to supply heat, hot water and cooling to The Borgata Resort. This letter of credit was reduced to $14.3 million as of June 30, 2002.

         As of June 30, 2002, SJI also provided $39 million of standby letters of credit supporting the variable rate demand bonds issued through the New Jersey Economic Development Authority by Marina. A commercial bank has committed to issuing up to $46 million of annually renewing letters of credit to support development of Marina's thermal plant project.

         Environmental Remediation Costs -- SJI incurred and recorded costs for environmental clean up of sites where SJG or its predecessors operated gas manufacturing plants. SJG stopped manufacturing gas in the 1950s. SJI and some of its nonutility subsidiaries also recorded costs for environmental cleanup of sites where South Jersey Fuel (SJF) previously operated a fuel oil business and The Morie Company (Morie) maintained equipment, fueling stations and storage.

         SJI successfully entered into settlements with all of its historic comprehensive general liability carriers regarding the environmental remediation expenditures at the SJG sites. Also, SJG purchased a Cleanup Cost Cap Insurance Policy limiting the amount of remediation expenditures that SJG will be required to make at 11 of its sites. This Policy will be in force until 2024 at 10 sites and until 2029 at one site. The following future cost estimates have been reduced by projected insurance recoveries from the Cleanup Cost Cap Insurance Policy.

         Since the early 1980s, SJI accrued estimated environmental remediation costs of $135.1 million, of which $82.4 million was spent as of June 30, 2002. With the assistance of a consulting firm, we estimate that future costs to clean up SJG's sites will range from $48.8 million to $143.5 million. We recorded the lower end of this range as a liability. It is reflected on the 2002 condensed consolidated balance sheet under the captions Current Liabilities and Deferred Credits and Other Non-Current Liabilities. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing remediation technology, government regulations and site-specific requirements. The major portion of accrued environmental costs relate to the clean up of SJG's former gas manufacturing sites.

         SJG has two regulatory assets associated with environmental costs (see
Note 1 under Other Regulatory Assets). The first asset is titled Environmental Remediation Cost: Expended - Net. This asset represents what was actually spent to clean up former gas manufacturing plant sites, net of recoveries. These costs

                                     SJI-16


meet the requirements of FASB Statement No. 71, "Accounting for the Effects of Certain Types of Regulation." The BPU allows SJG to recover expenditures through the RAC.

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

         As of June 30, 2002, we reflected SJG's unamortized remediation costs of $7.0 million on the condensed consolidated balance sheet under the caption Regulatory Assets. Since implementing the RAC in 1992, SJG recovered $32.4 million through rates.

         With Morie's sale, Energy & Minerals, Inc. (EMI) assumed responsibility for environmental liabilities estimated between $2.7 million and $8.8 million. The information available on these sites is sufficient only to establish a range of probable liability and no point within the range is more likely than any other. Therefore, EMI continues to accrue the lower end of the range. Changes in the accrual are included in the statements of condensed consolidated income under the caption Loss from Discontinued Operations - Net.

         SJI and SJF estimated their potential exposure for the future remediation of four sites where fuel oil operations existed years ago. Estimates for SJI's site range between $0.1 million and $0.4 million, while SJF's estimated liability ranges from $1.1 million to $4.9 million for its three sites. We recorded the lower ends of these ranges on the 2002 condensed consolidated balance sheet under Current Liabilities and Deferred Credits and Other Non-Current Liabilities as of June 30, 2002.

                                     SJI-17


              2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Overview

         South Jersey Industries (SJI) is an energy services holding company which provides a variety of products and services through the following subsidiaries:

         1) South Jersey Gas Company (SJG) is a regulated natural gas utility. SJG distributes natural gas to 291,691 customers in the seven southernmost counties of New Jersey. SJG also:

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

         3) South Jersey Resources Group, LLC (SJRG) is a wholesale marketer of natural gas storage, commodity and transportation in the mid-Atlantic and southern states. SJRG also conducts price-risk-management activities.

         4) Marina Energy LLC (Marina Energy) is a developer of energy-related projects in southern New Jersey.

         SJI also has an equal investment with Conectiv Solutions, LLC, in a joint venture forming Millennium Account Services, LLC (Millennium). Millennium provides meter reading services to SJG and Conectiv Power Delivery in southern New Jersey.

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

Customer Choice Legislation

         All residential natural gas customers in New Jersey are able to choose their gas supplier. As of June 30, 2002, 66,758 SJG customers chose a natural gas supplier other than the utility. This number increased from 33,520 at June 30, 2001 as third party marketers were able to offer natural gas at prices competitive with those available to consumers under regulated utility tariffs. The bills of customers choosing to purchase natural gas from providers other than the utility are reduced for cost of gas charges and applicable taxes. The resulting decrease in SJG's revenues is offset by a corresponding decrease in gas costs and taxes. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income or financial condition. SJI has benefited from Customer Choice Legislation as SJE has successfully competed for, and profited from, gas commodity customers it has obtained.

Temperature Adjustment Clause

         SJG's Board of Public Utilities approved Temperature Adjustment Clause
(TAC) had the following impacts on 2002 and 2001 second quarter and six months net earnings:

                                     SJI-19


                                                2002           2001
                                             --------------------------

 TAC Adjustment (Decrease) Increase to
    Net Income ($ in thousands)

       Quarter Ended June 30                 $    247       $   272
       Six Months Ended June 30              $  3,249       $   132


         While the revenue and income impacts of TAC adjustments are recorded as incurred, cash inflows or outflows directly attributable to TAC adjustments generally do not begin until the next TAC year. Each TAC year begins October 1.

Results of Operations - Three and Six Months Ended June 30, 2002
Compared to Three and Six Months Ended June 30, 2001

Operating Revenues - Utility

         Revenues decreased $17.0 million and $77.0 million in the second quarter and first six months of 2002 compared with the prior year periods. The decreases were primarily due to three factors. First, weather in the second quarter 2002 was 1.4% warmer and 14.5% warmer for the first six months than the prior year periods. Second, a significantly higher number of residential customers utilized a third party marketer instead of SJG as their gas supplier. Third, off-system sales revenues decreased for the second quarter and the first six months of 2002 primarily due to lower prices for natural gas sold. Lower off-system sales volumes in the second quarter of 2002 contributed to the decrease in sales revenues over last year, however, year-to-date volumes are slightly higher. Partially offsetting the effect of these factors was an additional 7,711 customers compared to same time last year.

         As a result of SJG's TAC, revenues from utility ratepayers are closely tied to 20-year normal temperatures calculated under the TAC and not actual temperatures. While the TAC significantly reduces fluctuations in revenues related to temperature, as a general rule, revenues continue to be positively impacted by colder weather and negatively impacted by warmer weather. Weather was 9.2% warmer and 15.5% warmer for the second quarter and first six months of 2002, respectively, than the 20-year average. In comparison, weather for the second quarter and first six months of 2001 was 7.9% warmer and 1.2% warmer, respectively, than the 20-year average.

         The following is a comparison of operating revenue and throughput for the three and six month periods ended June 30, 2002 vs. the same periods ended June 30, 2001.

                                     SJI-20


                                                           Three Months Ended              Six Months Ended
                                                                June 30,                        June 30,
                                                          2002            2001             2002           2001
                                                     -----------------------------------------------------------
Utility Operating Revenues (Thousands):
  Firm
    Residential                                      $   25,133      $   28,464     $    101,232   $    124,823
    Commercial                                            6,111          11,692           28,655         51,525
    Industrial                                              838             555            2,547          2,503
    Cogeneration & Electric Generation                    2,963           2,009            3,579          2,657
    Firm Transportation                                   8,394           5,027           22,658         14,459
                                                     -----------------------------------------------------------

      Total Firm Utility Operating Revenues              43,439          47,747          158,671        195,967

  Interruptible                                             307             251              546            937
  Interruptible Transportation                              327             285              802            597
  Off-System                                             18,908          31,478           54,661         98,673
  Capacity Release & Storage                              1,136           1,022            2,830          2,848
  Other                                                     890             288            1,680          1,188
  Intercompany Sales                                     (2,231)         (1,253)         (14,232)       (18,268)
                                                     -----------------------------------------------------------

      Total Utility Operating Revenues               $   62,776      $   79,818     $    204,958   $    281,942
                                                     ===========================================================

Throughput (MMcf):
  Firm
    Residential                                           2,229           2,215            9,371         11,372
    Commercial                                              684           1,091            3,018          5,305
    Industrial                                               24              25              115            173
    Cogeneration & Electric Generation                      635             352              722            376
    Firm Transportation                                   5,311           4,802           12,794         10,586
                                                     -----------------------------------------------------------

      Total Firm Throughput                               8,883           8,485           26,020         27,812

  Interruptible                                              55              57              103            116
  Interruptible Transportation                              683             609            1,640          1,230
  Off-System                                              4,940           6,153           16,243         15,623
  Capacity Release and Other                             10,498           5,673           17,144         11,727
                                                     -----------------------------------------------------------

      Total Throughput                                   25,059          20,977           61,150         56,508
                                                     ===========================================================


                                     SJI-21


Operating Revenues - Nonutility

         Nonutility operating revenues decreased by $94.6 million and $162.9 million for the second quarter and first six months of 2002, respectively, compared to the comparable prior year periods. The decrease was due to lower natural gas prices experienced by SJE and SJRG, and warmer weather which reduced actual gas volumes sold.

Cost of Gas Sold - Utility

         Cost of gas sold - utility decreased $18.3 million and $75.2 million for the second quarter and first six months of 2002 compared with the same periods in 2001. The second quarter decrease was due principally to lower gas costs for off-system sales. The first six months decrease was also due to lower gas costs for off-system sales as well as lower firm gas sales volume. Warmer weather and the migration of firm gas sales customers to transportation service were the main causes of the decrease in firm gas sales volume. SJG's gas cost during the first six months of 2002 averaged $4.60/dt compared with $5.91/dt in 2001. Unlike gas costs associated with off-system sales, changes in the cost of gas sold to utility ratepayers are not reflected in Cost of Gas Sold - Utility as incurred. Fluctuations in gas costs to ratepayers not reflected in current rates are deferred and addressed in future periods under the Levelized Gas Adjustment Clause (LGAC) embedded in the utility rate structure. Gas supply sources include contract and open-market purchases. SJG secures and maintains its own gas supplies to serve its customers.

Cost of Sales - Nonutility

         Cost of sales - nonutility decreased $95.2 million and $161.3 million for the second quarter and first six months of 2002 due to warmer weather which reduced actual volumes purchased and lower natural gas prices.

Operations

         A summary of net changes in Operations (in thousands):


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    2002 vs. 2001         2002 vs. 2001
                                 ----------------------------------------
Utility:
  Other Production Expense            $     4               $    29
  Transmission                              3                    11
  Distribution                            (71)                   18
  Customer Accounts and Services          496                   786
  Sales                                    23                    11
  Administration and General              547                   249
Nonutility                                 65                   283
                                      ------------------------------

      Total Operations                $ 1,067               $ 1,387
                                      ==============================


                                     SJI-22


         Customer Accounts and Services Costs increased primarily due to higher bad debt expense as accounts previously shut off for nonpayment were determined to be uncollectible. Administration and General Costs were higher due to increases in pension and employee welfare expenses primarily resulting from effects of the continuing poor performance of financial markets on retirement plan assets and increasing health care costs.

Other Operating Expenses

         A summary of principal changes in other consolidated operating expenses (in thousands):

                          Three Months Ended     Six Months Ended
                               June 30,              June 30,
                             2002 vs. 2001        2002 vs. 2001
                          ---------------------------------------

Maintenance                   $  (115)               $(1,583)
Depreciation                  $   312                $   610
Energy and Other Taxes        $   212                $  (421)


         Maintenance expense decreased in the first six months of 2002 primarily due to lower levels of Remediation Adjustment Clause (RAC) amortization recognized during the first quarter. RAC-related expenses do not affect earnings as an offsetting amount is recognized in revenues. Depreciation is higher due to increased investment in property, plant and equipment by SJG. Changes in Energy and Other Taxes relate primarily to changes in SJG's firm and interruptible throughput of gas.

Other Income and Expense

         Other income and expense was higher in the second quarter and the first six months of 2002 compared with the prior year periods due to a pre-tax gain of $686,000 on the sale of stock received as a result of the demutualization of Prudential's mutual life insurance company. During the first six months of 2001, we recognized $250,000 as other income resulting from a favorable insurance case settlement.

Interest Charges

         Interest charges were lower in the second quarter and the first six months of 2002 compared with the prior year periods due primarily to reductions in short-term rates on line of credit borrowings. The effect of lower rates was partially offset by an increased level of average total debt outstanding during 2002. The debt was incurred primarily to support the expansion and upgrade of SJG's gas transmission and distribution system.

                                     SJI-23


Net Income Applicable to Common Stock

         Net income (in thousands) and earnings per common share reflect the following changes:

                                                    Three Months Ended    Six Months Ended
                                                         June 30,             June 30,
                                                       2002 vs. 2001        2002 vs. 2001
                                                    --------------------------------------
Income from Continuing Operations                     $      877            $   (1,139)
Loss from Discontinued Operations - Net                      (34)                  134
Cumulative Effect of Accounting Change - Net                   -                  (148)
                                                      ---------------------------------
      Net Income Increase(Decrease)                   $      843            $   (1,153)
                                                      =================================

Earnings per Common Share:
  Continuing Operations                               $     0.07            $    (0.14)
  Discontinued Operations - Net                             0.00                  0.01
  Cumulative Effect of Accounting Change - Net              0.00                 (0.01)
                                                      ---------------------------------
      Earnings per Share Increase(Decrease)           $     0.07            $    (0.14)
                                                      =================================


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

         Lines of credit available to SJI totaled $152.0 million at June 30, 2002, of which $107.8 million was utilized. All but $10 million of these lines are made available through five commercial banks on an uncommitted basis. The banks and SJI review and renew the lines annually. The $10 million line is extended on a committed basis, maturing May 2003, by a sixth commercial bank. $120 million of these lines were exclusively for SJG's use. SJI has long-standing relationships with all of these banks and we believe, based upon ongoing dialogue, that there will continue to be sufficient credit available to meet our business' future liquidity needs.

                                     SJI-24


         SJI supplements its operating cash flow and credit lines with both debt and equity capital. Over the years, SJG has utilized long-term debt, primarily in the form of First Mortgage Bonds, to finance its long-term needs. These needs are primarily capital expenditures for property, plant and equipment. Since 1998, SJG has financed these needs via a Medium Term Note (MTN) program, secured in similar fashion to the First Mortgage Bonds. We anticipate establishing a new MTN program during the third quarter of 2002. Current maturities on long-term debt over the next five years are as follows: $9.7 million in 2002; $12.9 million per year in 2003 through 2005; and $11.2 million in 2006.

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

         SJI has raised equity capital over the past three years through its Dividend Reinvestment Plan (DRP). Participants in SJI's DRP receive newly issued shares. We offer a 2% discount on DRP investments because it is the most cost-effective way for us to raise equity capital in the quantities we are seeking. Through the DRP, SJI raised $4.9 million of equity capital by issuing 148,033 shares in the first six months of 2002 as compared to $5.4 million of equity capital by issuing 168,281 shares in the first six months of 2001. We anticipate raising approximately $10 million of equity capital through the DRP in 2002.

Capital Expenditures, Commitments and Contingencies

         Capital Expenditures

         SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental remediation costs. Net construction and remediation expenditures for the first six months of 2002 amounted to $34.3 million. We estimate the costs for 2002, 2003 and 2004 at approximately $91.5 million, $70.2 million and $59.2 million, respectively. Increases in expenditure estimates in 2002 and 2003, compared with 2001 and 2004, reflect construction costs associated with the Marina Energy Thermal Plant.

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

                                     SJI-25


Regulatory Matters

         Rate Actions

         In November 2001, SJG filed for a $17.6 million rate reduction to its LGAC and for recovery of a 3-year net deficiency in its TAC amounting to $2.7 million. The BPU approved the LGAC rate reduction effective December 1, 2001 but has yet to approve the TAC adjustment. Also on December 1, 2001, SJG implemented recovery of its October 31, 2001 underrecovered gas costs. SJG was authorized to recover $48.9 million over three years including interest accrued since April 1, 2001. SJG recovered $9.8 million as of June 30, 2002. SJG will also recover interest for the 3-year amortization period at a rate of 5.75%.

         In May 2002, SJG received approval from the BPU to reduce its overcollected LGAC balance by $17.6 million. The BPU order approved the company's request to issue credits on customer bills coincident with each customer's contribution to the overcollection. This refund did not affect SJG's net income or financial condition.

         Other matters are incorporated by reference to Note 7 to the condensed consolidated financial statements included as part of this report.



                                     SJI-26



             Item 3. Quantitative and Qualitative Disclosures About
                           Market Risks of the Company


         Commodity Market Risks - Certain regulated and unregulated SJI subsidiaries are involved in buying, selling, transporting and storing natural gas for their own accounts as well as managing these activities for others. As such, these subsidiaries are subject to market risk due to price fluctuations. To hedge against this risk, we enter into a variety of physical and financial transactions including forward contracts, swaps, futures, and options agreements. To manage these transactions, SJI has a well-defined risk management policy approved by our board of directors that includes volumetric and monetary limits. Management reviews reports detailing trading activity daily. Generally, derivative activities described above are entered into for risk management, not trading, purposes.

         SJI's subsidiaries are structured so that SJG and SJE transact commodities on a physical basis only and enter into no financial derivative positions directly. SJRG manages risk for these entities as well as for its own portfolio by entering into the types of transactions noted above. It is management's policy, to the extent that it is practical and within predetermined risk management policy guidelines, to have limited unmatched positions on a deal or portfolio basis while conducting these activities. As a result of holding open positions to a minimal level, the financial impact to SJRG of changes in value of a particular transaction is substantially offset by an opposite change in the related hedge transaction. As of June 30, 2002, 42% of the counterparties with which SJRG has unsettled sales contracts carry investment-grade ratings. The remaining counterparties carried no external ratings, however, two-thirds had corporate parents with investment-grade ratings, not all of which provided SJI with parental guarantees.

         SJRG and SJE have entered into certain contracts for the purchase, sale, storage and transportation of natural gas. The net unrealized pre-tax gain on energy trading contracts of $0.8 million at June 30, 2002 primarily is derived from contracts entered into during the preceding 12 months and it is included as a reduction to cost of gas - nonutility. SJRG's and SJE's contracts are typically less than 12 months long. The fair value of these contracts determined under the mark-to-market method as of June 30, 2002 is as follows (in thousands):


Assets
                                                               Maturity          Maturity
              Source of Fair Value                             < 1 Year          1-3 Years           Total
--------------------------------------------------------------------------------------------------------------
Prices Actively Quoted                    NYMEX             $     9,635         $    2,958         $    12,593
Other External Sources                    Basis                   8,328              2,112              10,440
Other Methods                           Inventory                 4,006                  -               4,006
                                                            --------------------------------------------------

Total                                                       $    21,969         $    5,070         $    27,039
                                                            ==================================================


                                     SJI-27

Liabilities
                                                               Maturity          Maturity
              Source of Fair Value                             < 1 Year          1-3 Years           Total
--------------------------------------------------------------------------------------------------------------
Prices Actively Quoted                    NYMEX             $     8,304         $    2,092         $    10,396
Other External Sources                    Basis                   4,918              1,846               6,764
Other Methods                           Inventory                 1,677                  -               1,677
                                                            --------------------------------------------------

Total                                                       $    14,899         $    3,938         $    18,837
                                                            ==================================================


           NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Inventory represents the market value of natural gas held in storage determined through a combination of the NYMEX and Basis methods. Contracts valued under the inventory method in the preceding chart include gas inventory with a cost of $2.3 million.

         Interest Rate Risk - Our exposure to interest rate risk relates primarily to short-term, variable rate borrowings. A hypothetical 100 basis point increase in interest rates on $107.8 million of variable rate debt outstanding at June 30, 2002 would result in a $636,000 increase in our interest expense, net of tax, on an annual basis. In order to reduce exposure to an increase in interest rates on our variable rate debt, SJG entered into two interest rate swap agreements. The swaps effectively fixed the rate on $40 million of variable rate debt from April 2002 to March of 2003 at 3.57%. Our long-term debt at SJG is issued at fixed rates and, consequently, interest expense to the company is not significantly impacted by changes in market interest rates. Long-term debt issued to finance the construction of Marina Energy's thermal plant was initially issued as floating rate debt and subsequently swapped to a blended fixed rate of 4.59%. The Marina bonds are prepayable on a monthly basis. SJG also has $17.5 million of 9% first mortgage bonds that are prepayable at a premium beginning in September 2002. It is likely that these bonds will be prepaid and replaced with a debt issuance under a new medium term note program. Otherwise, our debt was issued with provisions that do not permit us to prepay a material amount of such debt during the next 12 months to take advantage of changes in interest rates.

                                     SJI-28





                          PART II -- OTHER INFORMATION



                            Item l. Legal Proceedings

         Information required by this Item is incorporated by reference to Part I, Item 1, Note 9, beginning on page 15.


           Item 4. Submission of Matters to a Vote of Security Holders

         (a)  Our annual meeting of shareholders was held on April 18, 2002.

         (c) Three Class I directors (with a term expiring 2005) were elected as follows:

                                           For              Withheld

              Charles Biscieglia         9,808,062         1,029,390
              Keith S. Campbell         10,540,647           296,805
              W. Cary Edwards           10,642,352           195,100


              One Class III director (with a term expiring in 2004) was elected as follows:

                                           For               Withheld

              William J. Hughes         10,605,227           232,225


              Class II directors (with a term expiring in 2003) continuing in office are: Shirli M. Billings, Sheila Hartnett-Devlin and Clarence D. McCormick.

              Class III directors (with a term expiring in 2004) continuing in office are: Thomas L. Glenn, Jr., Herman D. James and
              Frederick R. Raring.

              The appointment of Deloitte & Touche LLP as our independent accountants for the year ending December 2002 was approved by a vote of 10,697,235 for the appointment and 75,591 against, with 64,626 abstentions.


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

                          SOUTH JERSEY INDUSTRIES, INC.
                                  (Registrant)





 Dated:  August 13, 2002    By:  /s/  Charles Biscieglia
                                 -----------------------------------------------
                                      Charles Biscieglia
                                      Chairman, President & Chief Executive
                                      Officer





 Dated:  August 13, 2002    By:  /s/  David A. Kindlick
                                 -----------------------------------------------
                                      David A. Kindlick
                                      Vice President, Treasurer & Chief
                                      Financial Officer





                                     SJI-30