Form 10-Q
period 2002-09-30
SOUTH JERSEY INDUSTRIES INC
filed 2002-11-14
CIK 91928

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to __________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 1, 2002, there were 12,166,729 shares of the registrant's common stock outstanding.


================================================================================




                         PART I -- FINANCIAL INFORMATION



              Item 1. Financial Statements-- See Pages 3 through 18






                                     SJI-2





                 SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (In Thousands Except for Per Share Data)


                                                                      Three Months Ended
                                                                        September 30,
                                                            ---------------------------------------
                                                                  2002                2001
                                                            ------------------   ------------------
Operating Revenues:
  Utility                                                    $         48,939      $        55,400
  Nonutility                                                           20,127               19,585
                                                            ------------------   ------------------

      Total Operating Revenues                                         69,066               74,985
                                                            ------------------   ------------------

Operating Expenses:
  Cost of Gas Sold - Utility                                           31,584               37,971
  Cost of Sales - Nonutility                                           18,202               18,148
  Operations                                                           11,004               10,732
  Maintenance                                                           1,537                1,554
  Depreciation                                                          5,650                5,331
  Energy and Other Taxes                                                1,446                1,446
                                                            ------------------   ------------------

      Total Operating Expenses                                         69,423               75,182
                                                            ------------------   ------------------

Operating Loss                                                           (357)                (197)

Other Income and Expense:
  Equity in Affiliated Companies                                          287                   72
  Other                                                                   (54)                 (67)
                                                            ------------------       --------------

      Total Other Income and Expense                                      233                    5

Interest Charges                                                        4,397                5,207

Preferred Dividend Requirements of Subsidiary                             764                  764
                                                            ------------------   ------------------

Loss Before Income Tax Benefit                                         (5,285)              (6,163)

Income Tax Benefit                                                     (2,063)              (2,387)
                                                            ------------------   ------------------

Loss from Continuing Operations                                        (3,222)              (3,776)

Discontinued Operations - Net                                             (18)                 (36)
                                                            ------------------   ------------------

      Net Loss Applicable to Common Stock                    $         (3,240)     $        (3,812)
                                                            ==================   ==================

Basic Earnings Per Common Share:
  Continuing Operations                                      $          (0.27)     $         (0.32)
  Discontinued Operations - Net                                          0.00                 0.00
                                                           -------------------   -----------------

      Basic Earnings Per Common Share                        $          (0.27)     $         (0.32)
                                                           ===================   =================

Average Shares of Common Stock Outstanding - Basic                     12,084               11,769

Diluted Earnings Per Common Share:
  Continuing Operations                                      $          (0.27)     $         (0.32)
  Discontinued Operations - Net                                          0.00                 0.00
                                                           -------------------   -----------------

      Diluted Earnings Per Common Share                      $          (0.27)     $         (0.32)
                                                           ===================   =================

Average Shares of Common Stock Outstanding - Diluted                   12,084               11,769

Dividends Declared per Common Share                          $          0.375      $         0.370
                                                            ==================   ==================


The accompanying footnotes are an integral part of the financial statements.

                                     SJI-3


                 SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (In Thousands Except for Per Share Data)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                      ---------------------------------------
                                                                            2002                2001
                                                                      ------------------   ------------------
Operating Revenues:
  Utility                                                              $        253,897      $       337,342
  Nonutility                                                                     76,400               78,776
                                                                      ------------------   ------------------

      Total Operating Revenues                                                  330,297              416,118
                                                                      ------------------   ------------------

Operating Expenses:
  Cost of Gas Sold - Utility                                                    157,902              239,494
  Cost of Sales - Nonutility                                                     66,896               68,163
  Operations                                                                     32,675               31,015
  Maintenance                                                                     4,627                6,227
  Depreciation                                                                   16,731               15,802
  Energy and Other Taxes                                                          7,408                7,829
                                                                      ------------------   ------------------

      Total Operating Expenses                                                  286,239              368,530
                                                                      ------------------   ------------------

Operating Income                                                                 44,058               47,588

Other Income and Expense:
  Equity in Affiliated Companies                                                    653                  895
  Other                                                                             556                  452
                                                                      ------------------       --------------

      Total Other Income and Expense                                              1,209                1,347

Interest Charges                                                                 13,436               15,614

Preferred Dividend Requirements of Subsidiary                                     2,293                2,297
                                                                      ------------------   ------------------

Income Before Income Taxes                                                       29,538               31,024

Income Taxes                                                                     12,321               13,222
                                                                      ------------------   ------------------

Income from Continuing Operations                                                17,217               17,802

Discontinued Operations - Net                                                      (168)                (320)
Cumulative Effect of a Change in Accounting Principle - Net                           0                  148
                                                                      ------------------   ------------------

      Net Income Applicable to Common Stock                            $         17,049      $        17,630
                                                                      ==================   ==================

Basic Earnings Per Common Share:
  Continuing Operations                                                $           1.44      $          1.53
  Discontinued Operations - Net                                                   (0.02)               (0.03)
  Cumulative Effect of a Change in Accounting Principle - Net                      0.00                 0.01
                                                                     -------------------   ------------------

      Basic Earnings Per Common Share                                  $           1.42      $          1.51
                                                                     ===================   ==================

Average Shares of Common Stock Outstanding - Basic                               11,996               11,674

Diluted Earnings Per Common Share:
  Continuing Operations                                                $           1.43      $          1.52
  Discontinued Operations - Net                                                   (0.02)               (0.03)
  Cumulative Effect of a Change in Accounting Principle - Net                      0.00                 0.01
                                                                     -------------------   ------------------

      Diluted Earnings Per Common Share                                $           1.41      $          1.50
                                                                     ===================   ==================

Average Shares of Common Stock Outstanding - Diluted                             12,068               11,710

Dividends Declared per Common Share                                    $          1.125      $         1.105
                                                                      ==================   ==================


The accompanying footnotes are an integral part of the financial statements.


                                     SJI-4


                                                 SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                 (In Thousands)

                                                                                      (Unaudited)
                                                                                     September 30,                    December 31,
                                                                           --------------------------------------------------------
                                                                                 2002               2001                  2001
                                                                           ----------------   ----------------     ----------------
Assets

Property, Plant and Equipment:
  Utility Plant, at original cost                                                 $ 833,060           $ 793,471           $ 805,440
    Accumulated Depreciation                                                       (232,685)           (218,422)           (221,457)
  Nonutility Property and Equipment, at cost                                         50,834              17,038              24,118
    Accumulated Depreciation                                                         (1,119)             (1,031)             (1,058)
                                                                           ----------------    ----------------    ----------------

        Property, Plant and Equipment - Net                                         650,090             591,056             607,043
                                                                           ----------------    ----------------    ----------------

Investments:
  Available-for-Sale Securities                                                       3,475               3,008               3,139
  Restricted                                                                          4,763              32,215              22,962
  Investment in Affiliate                                                             1,812               1,810               1,369
                                                                           ----------------    ----------------    ----------------

        Total Investments                                                            10,050              37,033              27,470
                                                                           ----------------    ----------------    ----------------

Current Assets:
  Cash and Cash Equivalents                                                           4,867               3,986               3,965
  Accounts Receivable                                                                52,122              57,497              66,750
  Unbilled Revenues                                                                   7,504               8,095              34,981
  Provision for Uncollectibles                                                       (2,262)             (2,247)             (2,661)
  Natural Gas in Storage, average cost                                               53,739              63,758              59,778
  Materials and Supplies, average cost                                                3,737               4,033               3,818
  Prepaid Taxes                                                                      13,938              13,355               4,650
  Energy Trading Assets                                                              25,286              53,668              47,187
  Prepayments and Other Current Assets                                                6,584               3,909               3,616
                                                                           ----------------    ----------------    ----------------

        Total Current Assets                                                        165,515             206,054             222,084
                                                                           ----------------    ----------------    ----------------

Regulatory and Other Non-Current Assets:
  Deferred Fuel Costs - Net                                                          44,967              44,513              36,798
  Other Regulatory Assets                                                            75,522              82,020              79,994
  Energy Trading Assets                                                               4,356               4,214               3,554
  Derivatives                                                                             -                   -                 509
  Other                                                                              11,716               7,164              10,393
                                                                           ----------------    ----------------    ----------------

        Total Regulatory and Other Non-Current Assets                               136,561             137,911             131,248
                                                                           ----------------    ----------------    ----------------

              Total Assets                                                        $ 962,216           $ 972,054           $ 987,845
                                                                           ================    ================    ================


The accompanying footnotes are an integral part of the financial statements.

                                     SJI-5

                 SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                                                               (Unaudited)
                                                                                               September 30,           December 31,
                                                                                       --------------------------------------------
                                                                                            2002             2001           2001
                                                                                       --------------     -----------    ----------
Capitalization and Liabilities

Common Equity:
  Common Stock                                                                             $  15,135       $  14,712      $  14,826
  Premium on Common Stock                                                                    147,513         137,302        139,929
  Accumulated Other Comprehensive Loss                                                        (1,581)              -         (1,687)
  Retained Earnings                                                                           70,752          62,675         67,218
                                                                                         ------------     -----------    ----------

        Total Common Equity                                                                  231,819         214,689        220,286
                                                                                         ------------     -----------    ----------

Preferred Stock and Securities of Subsidiary:
   Redeemable Cumulative Preferred Stock:
     South Jersey Gas Company, Par Value $100 per share
       Authorized - 41,966 shares; Outstanding - 16,904 shares 8% Series                       1,690           1,690          1,690
   South Jersey Gas Company-Guaranteed Manditorily Redeemable
     Preferred Securities of Subsidiary Trust:
       Par Value $25 per share, 1,400,000 shares
       Authorized and Outstanding                                                             35,000          35,000         35,000
                                                                                         ------------     -----------    ----------

        Total Preferred Stock and Securities of Subsidiary                                    36,690          36,690         36,690
                                                                                         ------------     -----------    ----------

Long-Term Debt                                                                               253,364         259,247        259,247
                                                                                        -------------     -----------    ----------

        Total Capitalization                                                                 521,873         510,626        516,223
                                                                                        -------------     -----------    ----------

Current Liabilities:
  Notes Payable                                                                              133,550         140,405        152,360
  Current Maturities of Long-Term Debt                                                        12,883          11,876          9,733
  Accounts Payable                                                                            42,535          41,347         48,239
  Customer Deposits                                                                            6,575           5,646          5,976
  Environmental Remediation Costs                                                             11,261          17,247         11,319
  Taxes Accrued                                                                                2,917           3,045          2,743
  Energy Trading Liabilities                                                                  16,353          47,106         38,991
  Derivatives                                                                                    238               -              -
  Deferred Income Taxes - Net                                                                 27,443          26,774         26,629
  Interest Accrued and Other Current Liabilities                                              12,831          14,226         14,154
                                                                                        -------------     -----------    ----------

        Total Current Liabilities                                                            266,586         307,672        310,144
                                                                                        -------------     -----------    ----------

Deferred Credits and Other Non-Current Liabilities:
  Deferred Income Taxes - Net                                                                 93,518          85,897         84,717
  Investment Tax Credits                                                                       3,906           4,253          4,166
  Pension and Other Postretirement Benefits                                                   17,405          12,811         19,313
  Environmental Remediation Costs                                                             41,423          37,884         41,423
  Energy Trading Liabilities                                                                   3,335           3,680          2,947
  Derivatives                                                                                  2,584               -              -
  Other                                                                                       11,586           9,231          8,912
                                                                                        -------------     -----------    ----------

        Total Deferred Credits
          and Other Non-Current Liabilities                                                  173,757         153,756        161,478
                                                                                        -------------     -----------    ----------

Commitments and Contingencies  (Note 9)

              Total Capitalization and Liabilities                                         $ 962,216       $ 972,054      $ 987,845
                                                                                         ============     ===========    ==========


The accompanying footnotes are an integral part of the financial statements.

                                     SJI-6



                 SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In Thousands)

                                                                                                    Nine Months Ended
                                                                                                      September 30,
                                                                                             --------------------------------
                                                                                                  2002              2001
                                                                                             --------------    --------------
Cash Flows from Operating Activities:
   Net Income Applicable to Common Stock                                                       $    17,049      $     17,630
   Adjustments to Reconcile Net Income to Cash Flows
    Provided by Operating Activities:
     Depreciation and Amortization                                                                  18,470            17,548
     Unrealized Loss (Gain) on Energy Trading                                                           71            (2,651)
     Provision for Losses on Accounts Receivable                                                     1,469             1,046
     Revenues and Fuel Costs Deferred - Net                                                         (8,169)          (15,494)
     Deferred and Non-Current Income Taxes and Credits - Net                                         9,881             7,972
     Environmental Remediation Costs - Net                                                           5,882             5,976
     Changes in:
       Accounts Receivable                                                                          40,237            59,362
       Inventories                                                                                   6,120           (31,797)
       Prepayments and Other Current Assets                                                         (2,968)             (486)
       Prepaid and Accrued Taxes - Net                                                              (9,114)           (7,829)
       Accounts Payable and Other Accrued Liabilities                                               (6,428)          (44,367)
     Other - Net                                                                                        18            (3,455)
                                                                                             --------------    --------------

          Net Cash Provided by Operating Activities                                                 72,518             3,455
                                                                                             --------------    --------------

Cash Flows from Investing Activities:
   (Investment in) Return of Investment from Affiliate                                                (443)            2,641
   Repayment of Loan to Affiliate                                                                      130             1,160
   Purchase of Available-For-Sale Securities                                                          (440)             (571)
   Proceeds from Sale (Purchase) of Restricted Investments                                          18,199           (32,215)
   Capital Expenditures, Cost of Removal and Salvage                                               (61,787)          (45,303)
                                                                                             --------------    --------------

          Net Cash Used in Investing Activities                                                    (44,341)          (74,288)
                                                                                             --------------    --------------

Cash Flows from Financing Activities:
   Net (Repayments of) Borrowings from Lines of Credit                                             (18,810)           19,205
   Proceeds from Issuance of Long-Term Debt                                                         10,000            64,000
   Principal Repayments of Long-Term Debt                                                          (12,733)           (9,734)
   Dividends on Common Stock                                                                       (13,515)          (12,958)
   Proceeds from Sale of Common Stock                                                                7,842             8,234
   Repurchase of Preferred Stock                                                                         -              (114)
   Payments for Issuance of Long-Term Debt                                                             (59)           (1,041)
                                                                                             --------------    --------------

          Net Cash (Used in) Provided by Financing Activities                                      (27,275)           67,592
                                                                                             --------------    --------------

Net Increase (Decrease) in Cash and Cash Equivalents                                                   902            (3,241)
Cash and Cash Equivalents at Beginning of Period                                                     3,965             7,227
                                                                                             --------------    --------------

Cash and Cash Equivalents at End of Period                                                     $     4,867      $      3,986
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

     Regulation -- South Jersey Gas Company (SJG) is subject to the rules and regulations of the New Jersey Board of Public Utilities (BPU). They maintain their accounts according to the BPU's prescribed Uniform System of Accounts (See
Note 7). SJG follows the accounting for regulated enterprises prescribed by the Financial Accounting Standards Board (FASB) Statement No. 71, "Accounting for the Effects of Certain Types of Regulation." In general, Statement No. 71 allows deferral of certain costs and obligations when it is probable that such items will be recovered from or refunded to customers in future periods.

     Energy Trading Activities & Derivative Instruments -- South Jersey Resources Group, LLC (SJRG) manages its portfolio purchases and sales, as well as natural gas in storage, using a variety of instruments that include forward contracts, swap agreements, option contracts and futures contracts. SJRG accounts for these contracts at fair value under EITF Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," or FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Under this method of accounting, SJRG measures the difference between the price and the fair value of the contracts and records these as Energy Trading Assets or Energy Trading Liabilities on our condensed consolidated balance sheets. For the three months ended September 30, 2002 and 2001, the net unrealized pre-tax (loss) gain on energy trading was $(0.9) million and $.05 million, respectively. For the nine months ended September 30, 2002 and 2001, the net unrealized pre-tax (loss) gain on energy trading was $(0.1) million and $2.7 million, respectively. These (losses) gains

                                     SJI-8


are included in Operating Revenues - Nonutility. The Cumulative Effect of a Change in Accounting Principle - Net of $148,000 for the nine months ended September 30, 2001 relates to the adoption of Statement No. 133 on January 1, 2001.

     SJI's approach to transacting various aspects of its unregulated energy business is to offset purchases and sales and have minimal open positions at any one time. Consistent with this approach, SJI will designate certain energy related contracts as cash flow or fair value hedges.

     SJRG also provides price risk management for certain South Jersey Energy
(SJE) sales commitments. SJRG enters into future and basis contracts to effectively provide price risk management for SJE's firm commitments for sales of gas and forecasted purchases of gas. The SJRG energy related contracts that are used to hedge SJE's forecasted purchases of gas have been designated as cash flow hedges. The gains and losses on derivative contracts designated as cash flow hedges are recorded in Accumulated Other Comprehensive Loss and recorded to the Income Statement when the hedged transactions are completed. SJE's firm commitments for sales of gas are marked to market and reflected in the consolidating statements of income.

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

     We entered into interest rate swap agreements to hedge the exposure to an increase in interest rates with respect to our variable rate debt. The differential to be paid or received as a result of these swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense. These interest rate swaps are accounted for as cash flow hedges. As of September 30, 2002, the market value of these swaps was $(2,703,462), which represents the amount we would pay to terminate these contracts as of that date. This balance is included on the 2002 condensed consolidated balance sheet under the caption Derivatives. As of September 30, 2002, we calculated the swaps to be highly effective; therefore, the offset to the hedge asset is recorded, net of taxes, in Accumulated Other Comprehensive Loss.

                                     SJI-9


     Fair value of the derivative investments and energy related contracts is determined by reference to quoted market prices of listed contracts, published quotations or quotations from independent parties.

     New Accounting Pronouncements -- In June 2001, the FASB issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 applies to all business combinations initiated after June 30, 2001 and has no impact on SJI at this time.

     Statement No. 142 provides that intangible assets with finite useful lives should be amortized and that goodwill and intangible assets with indefinite lives should not be amortized but will be tested at least annually for impairment. In 1983, SJG acquired certain gas distribution and operating facilities with an excess of purchase price over net book value of $2.9 million, which was being amortized over 40 years. This acquisition adjustment is deemed to have an indefinite useful life because the associated plant is expected to generate sufficient cash flow indefinitely. Accordingly, SJG ceased amortizing the premium on January 1, 2002, leaving a carrying amount of $1.6 million, which is reflected in the caption Utility Plant on the condensed consolidated balance sheets. In 2001, the premium amortization approximated $75,000.

     Also in June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." Statement No. 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SJI expects to adopt Statement No. 143 in 2003. We are currently evaluating the effects of Statement No. 143; however, it is not expected to materially impact SJI's financial condition or results of operations.

     In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which was effective in 2002. This statement prescribes that a single accounting model be used for valuing long-lived assets to be disposed of and broadens the presentation of discontinued operations. The adoption of Statement No. 144 did not have a material impact on SJI's financial condition or results of operation.

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

     Beginning in the third quarter of 2002, SJI has decided to present realized gains and losses from trading in physical power contracts on a net basis in our condensed consolidated statements of income as permitted by Emerging Issues Task Force (EITF) Issue No. 98-10. Consequently, Operating Revenues - Nonutility and Cost of Sales - Nonutility for the three and nine months ended September 30, 2001 have been reclassified to be in conformity with this presentation. Because of the difficulty in obtaining certain information, this presentation was determined by netting the energy contract related revenue and expense transactions of South Jersey Resources Group (SJRG). As a result, certain cost

                                     SJI-10


of sales - nonutility is based on the transfer price between SJRG and South Jersey Energy. Management believes these transfer prices are generally at market, but has had no policy that they be at market. There is no effect on operating income or net income from the above changes in presentation.

     On October 25, 2002, the EITF rescinded its consensus in Issue No. 98-10 effective for transactions entered into after that date, with a cumulative effect adjustment for previously existing transactions to be recognized in the quarter beginning January 1, 2003. As a result of the rescission, SJI will only mark-to-market those energy-related contracts that meet the definition of a derivative in FASB No. 133. Energy-related contracts that do not meet the definition of a derivative would be accounted for using the accrual basis of accounting. Management is currently evaluating the effect of the recent EITF decision. It appears that many energy related contracts that are currently accounted for at fair value will meet the definition of a derivative, except for inventory, including gas storage rights. But, SJI is awaiting further guidance and information on the matter.

     Other Regulatory Assets -- Other Regulatory Assets consisted of the following items (in thousands):

                                                     Years Remaining
                                                          as of               September 30,           December 31,
                                                     Sept. 30, 2002        2002           2001           2001
                                                     --------------   ---------------------------------------------
Environmental Remediation Costs:
  Expended - Net                                             7         $     6,891    $    12,248    $    12,831
  Liability for Future Expenditures                          -              48,790         51,029         48,790
Income Taxes - Flowthrough Depreciation                      9               8,841          9,819          9,575
Postretirement Benefit Costs                              10.3               3,874          4,252          4,158
Gross Receipts and Franchise Taxes                         4.3               1,922          2,365          2,254
Other                                                        -               5,204          2,307          2,386
                                                                       -----------------------------------------

      Total Regulatory Assets                                          $    75,522    $    82,020    $    79,994
                                                                       =========================================


     Each item that is separately identified is being recovered through utility rate charges without a return on investments over the period indicated. The majority of the assets reflected above under the caption "Other" are currently subject to filings with the BPU requesting recovery. Management believes that all such deferred costs will be permitted to be recovered from ratepayers through future utility rates.

     In addition, SJG has one significant regulatory liability for overcollected taxes totaling $2.4 million, including interest, as of September 30, 2002. This amount is included on the condensed consolidated balance sheet in the caption "Other" under the heading Deferred Credits and Other Non-Current Liabilities and is subject to being returned to ratepayers in future rate proceedings.

                                     SJI-11


Note 2.  Discontinued Operations and Affiliations:

     Discontinued Operations -- Summarized operating results of discontinued operations for the three and nine months ending September 30 (in thousands):

                                                       Three Months Ended           Nine Months Ended
                                                          September 30,               September 30,
                                                       2002         2001           2002          2001
                                                     --------------------------------------------------
Operating Revenues - Merchandising                   $      -     $    217       $     26      $   773
                                                     ==================================================
(Loss) Income before Income Taxes:
  Sand Mining                                        $    (16)    $    (31)      $   (222)     $   779
  Construction                                             (2)           2            (14)          97
  Fuel Oil                                                (12)         (18)           (43)         (57)
  Wholesale Electric                                        -            -              -       (1,177)
  Merchandising                                             -          (14)             -         (178)
Income Tax Credits                                         12           25            111          216
                                                     --------------------------------------------------
Loss from Discontinued Operations - Net              $    (18)    $    (36)      $   (168)     $  (320)
                                                     ==================================================
Earnings Per Common Share from
 Discontinued Operations - Net                       $   0.00     $   0.00       $  (0.02)     $ (0.03)
                                                     ==================================================


     Affiliations -- In January 1999, SJI and Conectiv Solutions, LLC, formed Millennium Account Services, LLC to provide meter reading services in Southern New Jersey.

     In June 1999, South Jersey Energy and Energy East Solutions, Inc. formed South Jersey Energy Solutions, LLC (SJES) to market retail electricity and energy management services. SJES began supplying retail electric during the first quarter of 2000 and ceased this activity in the second quarter of 2002.

     In April 2000, SJE and GZA GeoEnvironmental, Inc. formed Air Logics, LLC to market a jointly-developed air monitoring system designed to assist companies involved in environmental cleanup activities.

Note 3.  Common Stock:

     SJI has 20,000,000 shares of authorized Common Stock. The following shares were issued and outstanding:

                                                       2002            2001
                                                   ---------------------------
     Beginning Balance, January 1                    11,860,990     11,499,701
     New Issues During Year:
       Dividend Reinvestment  Plan                      243,544        266,432
       Employees' Stock Ownership Plan                    2,530          2,805
       Stock Option, Stock Appreciation Rights
          And Restricted Stock Award Plan                   590            346
                                                   ---------------------------
     Ending Balance, September 30                    12,107,654     11,769,284
                                                   ===========================


                                     SJI-12


     We credited the par value ($1.25 per share) of stock issued in 2002 and 2001 to Common Stock. We credited the net excess over par value of approximately $7.6 million and $7.9 million, respectively, to Premium on Common Stock.

     Dividend Reinvestment Plan (DRP) and Employees' Stock Ownership Plan
(ESOP) -- Newly issued shares of common stock offered through the DRP are issued directly by SJI. All shares offered through the ESOP are also issued directly by SJI. As of September 30, 2002, SJI reserved 1,260,681 and 17,198 shares of authorized, but unissued, common stock for future issuance to the DRP and ESOP, respectively.

     Stock Option, Stock Appreciation Rights and Restricted Stock Award Plan -- Under this plan, no more than 306,000 shares in the aggregate may be issued to SJI's officers and other key employees. No options or stock appreciation rights may be granted under the Plan after November 22, 2006. At September 30, 2002 and 2001, SJI had -0- and 4,500 options outstanding, respectively, all exercisable at $24.69 per share. No options were granted in 2002 or 2001. No stock appreciation rights were issued under the Plan. As of September 30, 2002, 80,980 restricted shares were granted and will be issued upon satisfaction of time and performance contingencies.

     Earnings Per Common Share -- We present basic EPS based on the weighted-average number of common shares outstanding. Our EPS are presented in accordance with FASB Statement No. 128, "Earnings Per Share" which establishes standards for computing and presenting basic and diluted EPS. The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 71,861 and 36,030 shares for the nine months ended September 30, 2002 and 2001, respectively. Because they would have an antidilutive effect on EPS, incremental shares of 98,277 and 49,012 for the three months ended September 30, 2002 and 2001, respectively, were not included in the denominator for a diluted EPS calculation. These shares relate to stock options and restricted stock and were calculated using the treasury stock method.

Note 4.  Financial Instruments:

     Restricted Investments -- In accordance with the terms of Marina's bond agreements, we are required to invest unused proceeds in high-quality, highly-liquid investments pending approved construction expenditures. As of September 30, 2002, the net proceeds remaining totaled $4.8 million.

     South Jersey Resources Group (SJRG) -- SJRG maintains a margin account with a national investment firm to support its energy trading activities. As of September 30, 2002, SJRG's margin account had a $497,000 credit balance due to changes in the market value of outstanding contracts.

                                     SJI-13


Note 5.  Comprehensive Income:

     The components of comprehensive income are as follows (in thousands):


                                                Three Months Ended     Nine Months Ended
                                                September 30, 2002     September 30, 2002
                                                -----------------------------------------
Net (Loss) Income Applicable to Common Stock       $  (3,240)             $  17,049
Other Comprehensive (Loss) Income:
  Change in Fair Value of Derivatives:
    Interest Rate Swaps                               (1,161)                (1,970)
    Energy Trading Contracts                           1,212                  2,077
                                                   ---------------------------------
Comprehensive (Loss) Income                        $  (3,189)             $  17,156
                                                   =================================


Note 6.  Segments of Business:

     Information about SJI's operations in different industry segments for the three and nine months ended September 30 is presented below (in thousands):

                                                            Three Months Ended               Nine Months Ended
                                                               September 30,                   September 30,
                                                          2002             2001            2002            2001
                                                     --------------------------------------------------------------
Operating Revenues:
  Gas Utility Operations                             $     51,765    $     57,592     $    270,954   $     357,802
  Wholesale Gas Operations                                    561             544            4,061           4,980
  Retail Gas and Other Operations                          20,055          19,506           73,181          75,361
                                                     --------------------------------------------------------------
      Subtotal                                             72,381          77,642          348,196         438,143
  Intersegment Sales                                       (3,315)         (2,657)         (17,899)        (22,025)
                                                     --------------------------------------------------------------
      Total Operating Revenues                       $     69,066    $     74,985     $    330,297   $     416,118
                                                     ==============================================================

Operating Income:
  Gas Utility Operations                             $       (992)   $       (647)    $     37,643   $      39,297
  Wholesale Gas Operations                                    323             319            3,663           4,397
  Retail Gas and Other Operations                             465             165            3,069           4,086
  General Corporate                                          (153)            (34)            (317)           (192)
                                                     --------------------------------------------------------------
      Total Operating (Loss) Income                  $       (357)   $       (197)    $     44,058   $       47,588
                                                     ==============================================================

Depreciation and Amortization:
  Gas Utility Operations                             $      6,162    $      5,878     $     18,366   $      17,464
  Wholesale Gas Operations                                      3               5                9               5
  Retail Gas and Other Operations                              26              17               68              58
  Discontinued Operations                                      10               7               27              21
                                                     --------------------------------------------------------------
      Total Depreciation and Amortization            $      6,201    $      5,907     $     18,470   $      17,548
                                                     ==============================================================


                                     SJI-14

                                                            Three Months Ended               Nine Months Ended
                                                               September 30,                   September 30,
                                                          2002             2001            2002            2001
                                                     -------------------------------------------------------------
Property Additions:
  Gas Utility Operations                             $     12,947    $     12,495     $     34,314   $      33,669
  Wholesale Gas Operations                                      -               3                -              56
  Retail Gas and Other Operations                               8              29               63             163
  On-Site Energy Production                                 8,416           7,425           26,714          10,840
                                                     --------------------------------------------------------------
      Total Property Additions                       $     21,371    $     19,952     $     61,091   $      44,728
                                                     ==============================================================

Identifiable Assets:
  Gas Utility Operations                                                              $    849,159   $     837,355
  Wholesale Gas Operations                                                                  42,436          88,343
  Retail Gas and Other Operations                                                           26,971          15,193
  On-Site Energy Production                                                                 55,690          31,600
  Discontinued Operations                                                                    2,350           2,234
                                                                                      -----------------------------
      Subtotal                                                                             976,606         974,725
  Corporate Assets                                                                          34,214          34,593
  Intersegment Assets                                                                      (48,604)        (37,264)
                                                                                      -----------------------------
      Total Identifiable Assets                                                       $    962,216   $     972,054
                                                                                      =============================



     Gas Utility Operations consist primarily of natural gas distribution to residential, commercial and industrial customers. Wholesale Gas Operations include South Jersey Resources Group's activities. Retail Gas and Other Operations include natural gas and electricity acquisition and transportation service companies. On-Site Energy Production consists of Marina's construction and related financing activities.

     SJI's interest expense relates primarily to SJG's borrowing and financing activities. Interest income is essentially derived from borrowings between the subsidiaries which is eliminated during consolidation.

Note 7.  Regulatory Actions:

     In January 1997, the New Jersey Board of Public Utilities (BPU) granted SJG a 9.62% rate of return on rate base, which included an 11.25% return on common equity. Additionally, SJG's threshold for sharing pre-tax margins generated by interruptible and off-system sales and transportation increased. Currently, SJG keeps 100% of pre-tax margins up to the threshold level of $7.8 million. The next $750,000 is credited to the Levelized Gas Adjustment Clause (LGAC). Thereafter, SJG keeps 20% of the pre-tax margins as it has historically.

     Effective January 10, 2000, the BPU approved full unbundling of SJG's system. This allows all natural gas consumers to select their natural gas supplier. As of September 30, 2002, 79,969 of SJG's customers were purchasing their gas commodity from someone other than SJG. Customers choosing to purchase natural gas from providers other than the utility are charged for the cost of

                                     SJI-15


gas by the marketer, not the utility. The resulting decrease in SJG's revenues is offset by a corresponding decrease in gas costs. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income or financial condition. The BPU continues to allow for full recovery of natural gas costs through the LGAC, as well as other costs of service, including deferred costs, through tariffs.

     In August 2002, SJG filed for a Societal Benefits Clause (SBC) rate increase. The SBC recovers costs related to BPU mandated programs, including environmental remediation costs that are recovered through its Remediation Adjustment Clause (RAC), energy efficiency and renewable energy program costs that are recovered through its Comprehensive Resource Analysis (CRA) clause, consumer education program costs and low income program costs. The requested rate increase would provide for an annual recovery level of $13.7 million which would represent an annual increase of approximately $7.0 million over the $6.7 million recovery currently included in rates. As approved by the BPU, SJG is allowed recovery of interest on any SBC underrecovered balance.

     On November 15, 2001, SJG filed for a $17.6 million reduction to its Levelized Gas Adjustment Clause (LGAC). The BPU approved the LGAC reduction effective December 1, 2001. Also on December 1, 2001, SJG implemented recovery of its October 31, 2001 underrecovered gas costs. SJG will recover $48.9 million over three years plus interest accrued since April 1, 2001. SJG will also recover interest for the 3-year amortization period at a rate of 5.75%. In May 2002, SJG received approval from the BPU of SJG's request to reduce its overcollected LGAC balance by $17.6 million. This refund did not affect SJG's net income or financial condition. In September 2002, SJG filed with the BPU to maintain its current LGAC rate through October 2003.

     On November 15, 2001, SJG filed for a $2.7 million rate increase to recover the cash related to a 3-year net deficiency in the Temperature Adjustment Clause
(TAC). Additionally, in September 2002, SJG filed for an $8.6 million rate increase to recover the cash related to a TAC deficiency representing warmer than normal weather for the 2001-2002 winter.

     In August 2002, SJG filed a petition with the BPU seeking to transfer its appliance service business from the regulated utility into a newly created unregulated, limited liability company. The newly created company will then have the flexibility to be more responsive to competition and its customers and further its service offerings in an unregulated environment.

Note 8.  Retained Earnings:

     Restrictions exist under various loan agreements regarding the amount of cash dividends or other distributions that SJG may pay on its common stock. SJI's total equity in its subsidiaries' retained earnings, which is free of these restrictions, was $69.0 million as of September 30, 2002.

                                     SJI-16


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

     Standby Letters of Credit -- SJI provided a $17 million standby letter of credit to Marina District Development Corporation in support of Marina's contractual obligations to construct the thermal energy plant and to supply heat, hot water and cooling to The Borgata Resort. This letter of credit was reduced to $13.6 million as of September 30, 2002.

     As of September 30, 2002, SJI also provided $39 million of standby letters of credit supporting the variable rate demand bonds issued through the New Jersey Economic Development Authority by Marina. Commercial banks have committed to issue up to $46 million of annually renewing letters of credit to support development of Marina's thermal plant project.

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

     Since the early 1980s, SJI accrued estimated environmental remediation costs of $130.1 million, of which $81.3 million was spent as of September 30, 2002. With the assistance of a consulting firm, we estimate that future costs to clean up SJG's sites will range from $48.8 million to $143.5 million. We recorded the lower end of this range as a liability. It is reflected on the 2002 condensed consolidated balance sheet under the captions Current Liabilities and Deferred Credits and Other Non-Current Liabilities. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing remediation technology,

                                     SJI-17


government regulations and site-specific requirements. The major portion of accrued environmental costs relate to the clean up of SJG's former gas manufacturing sites.

     SJG has two regulatory assets associated with environmental costs (see
Note 1 under Other Regulatory Assets). The first asset is titled Environmental Remediation Cost: Expended - Net. This asset represents what was actually spent to clean up former gas manufacturing plant sites, net of recoveries. These costs meet the requirements of FASB Statement No. 71, "Accounting for the Effects of Certain Types of Regulation." The BPU allows SJG to recover expenditures through the Remediation Adjustment Clause (RAC).

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

     As of September 30, 2002, we reflected SJG's unamortized remediation costs of $6.9 million on the condensed consolidated balance sheet under the caption Regulatory Assets. Since implementing the RAC in 1992, SJG has recovered $33.3 million through rates.

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

     SJI and SJF have estimated their potential exposure for the future remediation of four sites where fuel oil operations existed years ago. Estimates for SJI's site range between $0.1 million and $0.4 million, while SJF's estimated liability ranges from $1.1 million to $4.9 million for its three sites. We recorded the lower ends of these ranges on the 2002 condensed consolidated balance sheet under Current Liabilities and Deferred Credits and Other Non-Current Liabilities as of September 30, 2002.

Note 10.  Subsequent Event:

     On October 7, 2002, SJG made total redemption of its 9% Series First Mortgage Bonds due 2010 in the amount of $17.5 million. The premium associated with the redemption was approximately $0.6 million. SJG will seek BPU approval to amortize the premium over the remaining term of this bond issue in accordance with the BPU's uniform system of accounts.

                                     SJI-18


           Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Overview

     South Jersey Industries (SJI) is an energy services holding company which provides a variety of products and services through the following subsidiaries:

     1) South Jersey Gas Company (SJG) is a regulated natural gas utility. SJG distributes natural gas to 291,733 customers in the seven southernmost counties of New Jersey. SJG also:

     * sells natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system;

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

                                     SJI-19


Forward-Looking Statements

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

Mandatorily Redeemable Preferred Securities

     SJG's statutory trust subsidiary, SJG Capital Trust, currently has $35 million of 8.35% SJG-Guaranteed Mandatorily Redeemable Preferred Securities outstanding. These securities are redeemable by SJG at a price equal to 100% of the principal amount at any time. The securities currently trade on the New York Stock Exchange under the symbol SJI.T.

Customer Choice Legislation

     All residential natural gas customers in New Jersey are able to choose their gas supplier. As of September 30, 2002, 79,969 SJG customers chose a natural gas supplier other than the utility. This number increased from 36,393 at September 30, 2001 as third party marketers were able to offer natural gas at prices competitive with those available to consumers under regulated utility tariffs. Customers choosing to purchase natural gas from providers other than the utility are charged for the cost of gas by the marketer, not the utility. The resulting decrease in SJG's revenues is offset by a corresponding decrease in gas costs. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income or financial condition. The New Jersey Board of Public Utilities continues to allow for full recovery of natural gas costs through a Levelized Gas Adjustment Clause, as well as other costs of service, including deferred costs, through tariffs. SJI has benefited from Customer Choice Legislation as South Jersey Energy has successfully competed for, and profited from, gas commodity customers it has obtained.

                                     SJI-20


Temperature Adjustment Clause

     SJG's Board of Public Utilities approved Temperature Adjustment Clause
(TAC) had the following impacts on 2002 and 2001 third quarter and nine months net earnings:

                                                 2002             2001
                                              --------------------------

     TAC Adjustment Increase to
        Net Income ($ in thousands)

           Quarter Ended September 30         $      -         $       -
           Nine Months Ended September 30     $  3,249         $     132


     The clause is designed to mitigate the effect of variations in heating season temperatures from historical norms. While the revenue and income impacts of adjustments made under this clause are recorded as incurred, cash inflows or outflows directly attributable to the adjustments generally do not begin until the next clause year. Each Temperature Adjustment Clause year begins October 1.

Results of Operations - Three and Nine Months Ended September 30, 2002 Compared to Three and Nine Months Ended September 30, 2001

Operating Revenues - Utility

     Revenues decreased $6.5 million and $83.4 million in the third quarter and first nine months of 2002, respectively, compared with the prior year periods. The decreases were primarily due to three factors. First, weather was 16.5% warmer for the first nine months than the prior year period. Weather was not a material factor on third quarter performance as heating needs of our customers are typically minimal for that period. Second, a significantly higher number of residential customers utilized a third party marketer instead of SJG as their gas supplier. Third, off-system sales revenues decreased for the third quarter and the first nine months of 2002 primarily due to lower prices for natural gas sold and lower off-system sales volumes. Partially offsetting the effect of these factors was an additional 7,493 customers compared to same time last year.

     As a result of SJG's Temperature Adjustment Clause, revenues from utility ratepayers are closely tied to 20-year normal temperatures calculated under the clause and not actual temperatures. While the clause significantly reduces fluctuations in revenues related to temperature, as a general rule, revenues continue to be positively impacted by colder weather and negatively impacted by warmer weather. Weather was 16.5% warmer for the first nine months of 2002 than the 20-year average. In comparison, weather for the first nine months of 2001 was approximately the same as the 20-year average.

                                     SJI-21


     The following is a comparison of operating revenue and throughput for the three and nine month periods ended September 30, 2002 compared with the same periods ended September 30, 2001.


                                                          Three Months Ended               Nine Months Ended
                                                             September 30,                    September 30,
                                                          2002            2001            2002           2001
                                                     -----------------------------------------------------------
Utility Operating Revenues (Thousands):
  Firm
    Residential                                      $   13,612      $   18,243     $    114,844   $    143,067
    Commercial                                            5,560           6,922           34,215         58,447
    Industrial                                              535             497            3,081          2,999
    Cogeneration & Electric Generation                    4,136           3,929            7,715          6,586
    Firm Transportation                                   7,274           5,363           29,933         19,822
                                                     ----------------------------------------------------------

      Total Firm Utility Operating Revenues              31,117          34,954          189,788        230,921

  Interruptible                                             207             236              753          1,173
  Interruptible Transportation                              298             284            1,100            881
  Off-System                                             18,131          20,530           72,792        119,203
  Capacity Release & Storage                              1,213           1,130            4,043          3,978
  Other                                                     798             458            2,478          1,646
  Intercompany Sales                                     (2,825)         (2,192)         (17,057)       (20,460)
                                                     -----------------------------------------------------------

      Total Utility Operating Revenues               $   48,939      $   55,400     $    253,897   $    337,342
                                                     ===========================================================

Throughput (MMcf):
  Firm
    Residential                                             891           1,259          10,262          12,631
    Commercial                                              478             617            3,496          5,922
    Industrial                                               17              13              132            186
    Cogeneration & Electric Generation                    1,000           1,021            1,722          1,397
    Firm Transportation                                   5,138           5,353           17,932         15,939
                                                     -----------------------------------------------------------

      Total Firm Throughput                               7,524           8,263           33,544         36,075

  Interruptible                                              37              41              140            157
  Interruptible Transportation                              619             611            2,259          1,841
  Off-System                                              5,227           6,257           21,470         21,880
  Capacity Release and Other                             12,640           7,321           29,784         19,048
                                                     -----------------------------------------------------------

      Total Throughput                                   26,047          22,493           87,197         79,001
                                                     ===========================================================



                                     SJI-22


Operating Revenues - Nonutility

     Nonutility operating revenues increased by $.5 million and decreased by $2.4 million for the third quarter and first nine months of 2002, respectively, compared to the comparable prior year periods. The nine month decrease was due to lower natural gas prices experienced by South Jersey Energy, and warmer weather which reduced actual gas volumes sold.

Cost of Gas Sold - Utility

     Cost of gas sold - utility decreased $6.4 million and $81.6 million for the third quarter and first nine months of 2002 compared with the same periods in 2001. The first nine months decrease was due to lower gas costs for off-system sales as well as lower firm gas sales volume. Warmer weather and the migration of firm gas sales customers to transportation service were the main causes of the decrease in firm gas sales volume. SJG's gas cost during the first nine months of 2002 averaged $4.59/dt compared with $6.14/dt in 2001. Unlike gas costs associated with off-system sales, changes in the cost of gas sold to utility ratepayers are not reflected in Cost of Gas Sold - Utility as incurred. Fluctuations in gas costs to ratepayers not reflected in current rates are deferred and addressed in future periods under the Levelized Gas Adjustment Clause embedded in the utility rate structure. Gas supply sources include contract and open-market purchases. SJG secures and maintains its own gas supplies to serve its customers.

Cost of Sales - Nonutility

     Cost of sales - nonutility increased $54,000 and decreased $1.3 million for the third quarter and first nine months of 2002, respectively, compared to the same periods in 2001 due to warmer weather which reduced actual volumes purchased and lower natural gas prices.

Operations

     A summary of net changes in Operations (in thousands):

                                    Three Months Ended    Nine Months Ended
                                       September 30,         September 30,
                                       2002 vs. 2001         2002 vs. 2001
                                       -----------------------------------
Utility:
  Other Production Expense              $      3               $     32
  Transmission                                 6                     17
  Distribution                              (339)                  (321)
  Customer Accounts and Services            (149)                   637
  Sales                                       50                     61
  Administration and General                 279                    528
Nonutility                                   422                    706
                                        --------------------------------
      Total Operations                  $    272               $  1,660
                                        ================================

                                     SJI-23


     Distribution Costs decreased as a result of higher cost recovery levels experienced through appliance repair services. Customer Accounts and Services Costs increased during the nine months ended September 30, 2002 as compared to the same period in 2001 primarily due to higher bad debt expense as accounts previously shut off for nonpayment were determined to be uncollectible. Administration and General Costs were higher due to increases in pension and employee welfare expenses primarily resulting from effects of the continuing poor performance of financial markets on retirement plan assets and increasing health care costs. Nonutility Costs increased primarily due to higher customer acquisitions costs incurred by South Jersey Energy.

Other Operating Expenses

     A summary of principal changes in other consolidated operating expenses (in thousands):

                                 Three Months Ended    Nine Months Ended
                                    September 30,        September 30,
                                    2002 vs. 2001        2002 vs. 2001
                                    ----------------------------------

     Maintenance                      $    (17)         $   (1,600)
     Depreciation                     $    319          $      929
     Energy and Other Taxes           $      -          $     (421)


     Maintenance expense decreased in the first nine months of 2002 primarily due to lower levels of Remediation Adjustment Clause (RAC) amortization recognized during the first quarter. RAC-related expenses do not affect earnings as an offsetting amount is recognized in revenues. Depreciation is higher due to increased investment in property, plant and equipment by SJG. Changes in Energy and Other Taxes relate primarily to changes in SJG's firm and interruptible throughput of gas.

Other Income and Expense

     Other income and expense was higher in the first nine months of 2002 compared with the prior year due to a pre-tax gain of $686,000 on the sale of stock received as a result of the demutualization of Prudential's mutual life insurance company. During the first nine months of 2001, we recognized $250,000 as other income resulting from a favorable insurance case settlement.

Interest Charges

     Interest charges were lower in the third quarter and the first nine months of 2002 compared with the prior year periods due primarily to reductions in short-term rates on line of credit borrowings. The effect of lower short-term rates was partially offset by the interest expense associated with higher levels of long-term debt outstanding in the first nine months of 2002. The long-term debt was incurred in the third quarter of 2001 primarily to support the expansion and upgrade of SJG's gas transmission and distribution system.

                                     SJI-24


Net Income Applicable to Common Stock

     Net income (in thousands) and earnings per common share reflect the following changes:

                                          Three Months Ended   Nine Months Ended
                                             September 30,       September 30,
                                             2002 vs. 2001       2002 vs. 2001
                                             ---------------------------------

Income from Continuing Operations              $       554        $     (585)
Loss from Discontinued Operations - Net                 18               152
Cumulative Effect of Accounting
 Change - Net                                            -              (148)
                                               ------------------------------
      Net Income Increase(Decrease)            $       572        $     (581)
                                               ==============================

Earnings per Common Share:
  Continuing Operations                        $      0.05        $    (0.09)
  Discontinued Operations - Net                       0.00              0.01
  Cumulative Effect of Accounting
   Change - Net                                       0.00             (0.01)
                                               ------------------------------
      Earnings per Share Increase
       (Decrease)                              $      0.05        $    (0.09)
                                               ==============================


     The details affecting the changes in net income and earnings per share are discussed under the appropriate captions above.

Liquidity and Capital Resources

     Liquidity needs at SJI are driven by factors that include natural gas commodity prices; the impact of weather on customer bills and inventory levels; lags in fully collecting gas costs from customers under the Levelized Gas Adjustment Clause; working capital needs of our energy trading activities; the timing of construction and remediation expenditures and related permanent financings; mandated tax payment dates; and requirements to repay long-term debt. The wide swing in our net cash provided by operating activities between the nine months ended September 30, 2002 and the same period in 2001 was primarily due to the impact of very cold weather, which resulted in high levels of gas consumption by customers, and very high gas prices experienced during November and December of 2000. Consequently, receivables and payables were much higher and inventories were much lower at year end 2000 as compared to December 31, 2001 when weather conditions had been warmer than normal. Receivable, payable and inventory levels for SJI at September 30, 2001 and 2002 were much more comparable as the impact of weather on customer gas usage is minimal at that point in time.

     We first seek to meet liquidity needs with net cash provided by operating activities. We utilize short-term borrowings under lines of credit from commercial banks to supplement cash from operations where necessary.

     Lines of credit available to SJI totaled $162.0 million at September 30, 2002, of which $133.6 million was utilized. All but $10 million of these lines are made available through five commercial banks on an uncommitted basis. The banks and SJI review and renew the lines annually. The $10 million line is

                                     SJI-25


extended on a committed basis, maturing May 2003, by a sixth commercial bank. $137 million of these lines were exclusively for SJG's use. SJI has long-standing relationships with all of these banks and we believe, based upon ongoing dialogue, that there will continue to be sufficient credit available to meet our business' future liquidity needs.

     SJI supplements its operating cash flow and credit lines with both debt and equity capital. Over the years, SJG has utilized long-term debt, primarily in the form of First Mortgage Bonds, to finance its long-term needs. These needs are primarily capital expenditures for property, plant and equipment. Since 1998, SJG has financed these needs via a Medium Term Note (MTN) program, secured in similar fashion to the First Mortgage Bonds. We filed with the SEC to establish a new MTN program during the third quarter of 2002. We expect that process to be completed during the fourth quarter of 2002. Current maturities on long-term debt through 2006 are expected to total as follows: $9.7 million in 2002; $12.9 million per year in 2003 through 2005; and $11.2 million in 2006.

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

     SJI has raised equity capital over the past three years through its Dividend Reinvestment Plan (DRP). Participants in SJI's DRP receive newly issued shares. We offer a 2% discount on DRP investments because it is the most cost-effective way for us to raise equity capital in the quantities we are seeking. Through the DRP, SJI raised $7.9 million of equity capital by issuing 243,544 shares in the first nine months of 2002 as compared to $7.8 million of equity capital by issuing 266,432 shares in the first nine months of 2001. We anticipate raising approximately $10 million of equity capital through the DRP in 2002.

Capital Expenditures, Commitments and Contingencies

     Capital Expenditures

     SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental remediation costs. Net construction and remediation expenditures for the first nine months of 2002 amounted to $55.9 million. We estimate the costs for 2002, 2003 and 2004 at $91.5 million, $70.2 million and $59.2 million, respectively. Increases in expenditure estimates in 2002 and 2003, compared with 2001 and 2004, reflect construction costs associated with the Marina Energy Thermal Plant.

                                     SJI-26


     Commitments and Contingencies

     SJG has certain commitments for both pipeline capacity and gas supply for which it pays fees regardless of usage. Those commitments average $45.7 million annually and total $278.5 million over the contracts' lives. Approximately 70% of the financial commitment under these contracts expires during the next five years. However, we expect to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the Levelized Gas Adjustment Clause.

Regulatory Matters

     Rate Actions

     On November 15, 2001, SJG filed for a $17.6 million reduction to its Levelized Gas Adjustment Clause (LGAC). The BPU approved the LGAC reduction effective December 1, 2001. Also on December 1, 2001, SJG implemented recovery of its October 31, 2001 underrecovered gas costs of $48.9 million over three years plus interest accrued since April 1, 2001. SJG has recovered $10.6 million as of September 30, 2002. SJG will also recover interest for the 3-year amortization period at a rate of 5.75%. In September 2002, SJG filed with the BPU to maintain its current LGAC rate through October 2003.

     On November 15, 2001, SJG filed for a $2.7 million rate increase to recover the cash related to a 3-year net deficiency in the Temperature Adjustment Clause
(TAC). Additionally, in September 2002, SJG filed for an $8.6 million rate increase to recover the cash related to a TAC deficiency representing warmer than normal temperatures for the 2001-2002 winter.

     In August 2002, SJG filed for a Societal Benefits Clause (SBC) rate increase. The SBC recovers costs related to BPU mandated programs, including environmental remediation costs that are recovered through its Remediation Adjustment Clause (RAC), energy efficiency and renewable energy program costs that are recovered through its Comprehensive Resource Analysis (CRA) clause, consumer education program costs and low income program costs. The requested rate increase will provide for an annual recovery level of $13.7 million. This represents an annual increase of approximately $7.0 million over the $6.7 million recovery currently included in rates. As approved by the BPU, SJG is allowed recovery of interest on any SBC underrecovered balance.

     In August 2002, SJG filed a Petition with the BPU seeking to transfer its appliance service business from the regulated utility into a newly created unregulated, limited liability company. The newly created company will then have the flexibility to be more responsive to competition and its customers and further its service offerings in an unregulated environment.

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

     SJI's subsidiaries are structured so that SJG and SJE transact commodities on a physical basis only and enter into no financial derivative positions directly. SJRG manages risk for these entities as well as for its own portfolio by entering into the types of transactions noted above. It is management's policy, to the extent that it is practical and within predetermined risk management policy guidelines, to have limited unmatched positions on a deal or portfolio basis while conducting these activities. As a result of holding open positions to a minimal level, the financial impact to SJRG of changes in value of a particular transaction is substantially offset by an opposite change in the related hedge transaction. As of September 30, 2002, 30% of the counterparties with which SJRG has unsettled sales contracts carry investment-grade ratings. The remaining counterparties carried no external ratings, however, three-quarters had corporate parents with investment-grade ratings, not all of which provided SJI with parental guarantees.

     SJRG and SJE have entered into certain contracts for the purchase, sale, storage and transportation of natural gas. The net unrealized pre-tax loss on energy trading contracts of $0.1 million for the nine months ended September 30, 2002 primarily is derived from contracts entered into during the preceding 12 months and it is included as a reduction to operating revenues - nonutility. SJRG's and SJE's contracts are typically less than 12 months long. The fair value of these contracts determined under the mark-to-market method as of September 30, 2002 is as follows (in thousands):



Assets
                                                               Maturity          Maturity
              Source of Fair Value                             < 1 Year          1-3 Years           Total
--------------------------------------------------          --------------------------------------------------

Prices Actively Quoted                    NYMEX             $    11,809         $    1,461         $    13,270
Other External Sources                    Basis                  10,000              2,893              12,893
Other Methods                           Inventory                 3,477                  2               3,479
                                                            --------------------------------------------------

Total                                                       $    25,286         $    4,356         $    29,642
                                                            ==================================================

                                     SJI-28

Liabilities
                                                               Maturity          Maturity
              Source of Fair Value                             < 1 Year          1-3 Years           Total
--------------------------------------------------          --------------------------------------------------

Prices Actively Quoted                    NYMEX             $     7,848         $      973         $     8,821
Other External Sources                    Basis                   6,943              2,360               9,303
Other Methods                           Inventory                 1,562                  2               1,564
                                                            --------------------------------------------------

Total                                                       $    16,353         $    3,335         $    19,688
                                                            ==================================================



     NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Inventory represents the market value of natural gas held in storage determined through a combination of the NYMEX and Basis methods. Contracts valued under the inventory method in the preceding chart include gas inventory with a cost of $1.9 million.

     A reconciliation of SJI's estimated net fair value of energy trading contracts follows (in thousands):

     Net Energy Trading Assets/Liabilities, January 1, 2002       $   8,803
     Contracts Realized During 2002, Net                             (2,127)
     Other Changes in Fair Value, Net                                 3,278
                                                                  ---------

     Net Energy Trading Assets/Liabilities, September 30, 2002    $   9,954
                                                                  =========


     Interest Rate Risk - Our exposure to interest rate risk relates primarily to short-term, variable rate borrowings. A hypothetical 100 basis point increase in interest rates on $133.6 million of variable rate debt outstanding at September 30, 2002 would result in a $788,000 increase in our interest expense, net of tax, on an annual basis. In order to reduce exposure to an increase in interest rates on our variable rate debt, SJG entered into two interest rate swap agreements. The swaps effectively fixed the rate on $40 million of variable rate debt from April 2002 to March 2003 at 3.57%. Our long-term debt at SJG is issued at fixed rates and, consequently, interest expense is not significantly impacted by changes in market interest rates. Long-term debt issued to finance the construction of Marina Energy's thermal plant was initially issued as floating rate debt and subsequently swapped to a blended fixed rate of 4.59%. The Marina bonds are prepayable on a monthly basis. SJG prepaid $17.5 million of 9% first mortgage bonds in October 2002. SJG paid a premium of $566,000 to bondholders in conjunction with that redemption. Given current interest rate levels, we anticipate redeeming an additional $8.1 million of first mortgage bonds prior to scheduled maturity during the next 12 months.

                                     SJI-29


                         Item 4. Controls and Procedures

     SJI management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.



                          PART II -- OTHER INFORMATION


                            Item l. Legal Proceedings

     Information required by this Item is incorporated by reference to Part I,
Item 1, Note 9, beginning on page 17.


                    Item 6. Exhibits and Reports on Form 8-K

      (a)    Exhibits

             Exhibit No.                Description
             -----------                -----------

             99.1                       Certification pursuant to 18 U.S.C.
             99.2                       Section 1350, as adopted pursuant to
                                        Section 906 of the Sarbanes-Oxley Act
                                        of 2002.

      (b)    Form 8-K

             None.



                                     SJI-30



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          SOUTH JERSEY INDUSTRIES, INC.
                                  (Registrant)



Dated:  November 13, 2002  By:  /s/  Charles Biscieglia
                                -----------------------------------------------
                                Charles Biscieglia
                                Chairman, President & Chief Executive Officer


Dated:  November 13, 2002  By:  /s/  David A. Kindlick
                                -----------------------------------------------
                                David A. Kindlick
                                Vice President, Treasurer & Chief
                                Financial Officer



                                 CERTIFICATIONS

I, Charles Biscieglia, certify that:

1. I have reviewed this quarterly report on Form 10-Q of South Jersey Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                                     SJI-31


     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 13, 2002             /s/ Charles Biscieglia
                                    ---------------------------------------
                                    Charles Biscieglia
                                    Chairman, President and Chief Executive
                                    Officer



I, David A. Kindlick, certify that:

1. I have reviewed this quarterly report on Form 10-Q of South Jersey Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

                                     SJI-32


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 13, 2002             /s/ David A. Kindlick
                                    -----------------------------------
                                    David A. Kindlick
                                    Vice President, Chief Financial Officer and
                                    Treasurer



                                     SJI-33