Form 10-K
period 2002-12-31
SOUTH JERSEY INDUSTRIES INC
filed 2003-03-14
CIK 91928

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002        Commission File Number 1-6364

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of approximately 10,847,600 shares of voting stock held by non-affiliates of the registrant as of February 27, 2003 was $347,448,628. As of February 27, 2003, there were 12,241,272 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference:
In Part I of Form 10-K:   Pages 15, 16, 22, and 25 through 29 of 2002
                          Annual Report to Shareholders
In Part II of Form 10-K:  Pages 1 and 12 through 30 of 2002 Annual Report to
                          Shareholders
In Part III of Form 10-K: Pages 1 through 6 and 10 through 13 of the Proxy
                          Statement dated March 14, 2003 for the 2003 Annual
                          Meeting of Shareholders
================================================================================

                                 - Title Page -

                                     PART I

                            Item 1. Business General

     The registrant, South Jersey Industries, Inc. (SJI), a New Jersey corporation, was formed in 1969 for the purpose of owning and holding all of the outstanding common stock of South Jersey Gas Company (SJG), a public utility, and acquiring and developing non-utility lines of business. SJI currently provides a variety of energy related products and services through the following wholly owned subsidiaries:

     South Jersey Gas Company (SJG) is a regulated natural gas utility. SJG distributes natural gas in the seven southernmost counties of New Jersey. SJG also:

     * sells natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system;

     * transports natural gas purchased directly from producers or suppliers for its own sales and for some of its customers; and

     * services appliances via the sale of appliance warranty programs as well as on a time and materials basis.

     South Jersey Energy Company (SJE) acquires and markets natural gas and electricity to retail end users and provides total energy management services to commercial and industrial customers. SJE has one subsidiary, SJ EnerTrade (EnerTrade), that primarily provides services for the sale of natural gas to the casino industry in Atlantic City, N.J. SJE also markets an air quality monitoring system through AirLogics, LLC. SJE and GZA GeoEnvironmental, Inc., an environmental consulting firm, each have a 50% equity interest in AirLogics.

     South Jersey Resources Group, LLC (SJRG) markets wholesale natural gas storage, commodity and transportation in the mid-Atlantic and southern states. SJRG also conducts price-risk management activities. SJRG became a wholly owned subsidiary on January 1, 2001 when SJI acquired the 50% ownership interest in SJRG formerly owned by UPR Energy Marketing. Prior to then, SJI held a 50% ownership interest in the company.

     Marina Energy LLC (Marina) develops and operates energy-related projects in southern New Jersey. Marina's largest project, the development of a facility to provide cooling, heating and hot water to The Borgata Resort in Atlantic City, is scheduled to be fully operational by summer 2003.

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

                                     SJI-2


     A number of factors could cause our actual results to differ materially from those anticipated, including, but not limited to, the following: general economic conditions on an international, national, state and local level; weather conditions in our marketing areas; changes in commodity costs; regulatory and court decisions; competition in our utility and non-utility activities; the availability and cost of capital; our ability to maintain existing joint ventures to take advantage of marketing opportunities; costs and effects of legal proceedings and environmental liabilities; the failure of customers or suppliers to fulfill their contractual obligations; and changes in business strategies.

Financial Information About Industry Segments

     Information regarding Industry Segments is incorporated by reference to
Note 7 on page 26 of SJI's Annual Report to Shareholders for the year ended December 31, 2002 which is attached to this report. See Item 15(c)(13).

Description of Business

     SJI is engaged in the business of operating, through subsidiaries, various business enterprises. SJI's most significant subsidiary is SJG.

     South Jersey Gas Company

     Background

     SJG, a New Jersey corporation, is an operating public utility company engaged in the purchase, transmission and sale of natural gas for residential, commercial and industrial use in an area of approximately 2,500 square miles in the southern part of New Jersey. SJG also sells natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system and transports natural gas purchased directly from producers or suppliers by some of its customers.

     SJG's service territory includes 112 municipalities throughout Atlantic, Cape May, Cumberland and Salem Counties and portions of Burlington, Camden and Gloucester Counties, with an estimated permanent population of 1.2 million.

     SJG serves 296,374 residential, commercial and industrial customers (at December 31, 2002) in southern New Jersey. Gas sales, transportation and capacity release for 2002 amounted to approximately 120,865 MMcf (million cubic feet), of which approximately 49,450 MMcf was firm sales and transportation, 3,387 MMcf was interruptible sales and transportation and 68,028 MMcf was off-system sales and capacity release. The breakdown of firm sales includes 31.4% residential, 10.7% commercial, 4.0% cogeneration and electric generation, ..4% industrial and 53.5% transportation. At year-end 2002, SJG served 275,979 residential customers, 19,966 commercial customers and 429 industrial customers. This includes 2002 net additions of 7,933 residential customers, 424 commercial customers and 9 industrial customers.

     Under an agreement with Conectiv Inc., an electric utility serving southern New Jersey, SJG supplies natural gas to several electric generation facilities. This gas service is provided under the terms of a firm electric service tariff approved by the New Jersey Board of Public Utilities (BPU) on a demand/commodity basis. In 2002, 2.1 Bcf (billion cubic feet) was delivered under this agreement.

     SJG serviced 5 cogeneration facilities in 2002. Combined sales and transportation of natural gas to such customers amounted to approximately 4.1 Bcf in 2002.

     SJG makes wholesale gas sales for resale to gas marketers for ultimate delivery to end users. These "off-system" sales are made possible through the issuance of the Federal Energy Regulatory Commission (FERC) Orders No. 547 and
636. Order No. 547 issued a blanket certificate of public convenience and

                                     SJI-3


necessity authorizing all parties, which are not interstate pipelines, to make FERC jurisdictional gas sales for resale at negotiated rates, while Order No. 636 allowed SJG to deliver gas at delivery points on the interstate pipeline system other than its own city gate stations and release excess pipeline capacity to third parties. During 2002, off-system sales amounted to 30.0 Bcf. Also in 2002, capacity release and storage throughput amounted to 38.0 Bcf.

     Supplies of natural gas available to SJG that are in excess of the quantity required by those customers who use gas as their sole source of fuel (firm customers) make possible the sale and transportation of gas on an interruptible basis to commercial and industrial customers whose equipment is capable of using natural gas or other fuels, such as fuel oil and propane. The term "interruptible" is used in the sense that deliveries of natural gas may be terminated by SJG at any time if this action is necessary to meet the needs of higher priority customers as described in SJG's tariffs. Usage by interruptible customers, excluding off-system customers, in 2002 amounted to approximately 3.4 Bcf, approximately 2.8% of the total throughput.

     No material part of SJG's business is dependent upon a single customer or a few customers.

     Service Territory

     The majority of SJG's residential customers reside in the northern and western portions of its service territory in Burlington, Camden, Salem and Gloucester counties. A majority of new customers reside in this section of the service territory, which includes the residential suburbs of Wilmington and Philadelphia. The franchise area to the east is centered on Atlantic City and the neighboring resort communities in Atlantic and Cape May counties, which experience large population increases in the summer months. The impact of the casino gaming industry on the Atlantic City area has resulted in the creation of new jobs and the expansion of the residential and commercial infrastructure necessary to support a developing year-round economy. Construction is nearing completion on the first new casino/hotel in 13 years, marking the beginning of another round of development in the city.

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

     Rates and Regulation

     As a public utility, SJG is subject to regulation by the New Jersey Board of Public Utilities (BPU). Additionally, the Natural Gas Policy Act, which was enacted in November 1978, contains provisions for Federal regulation of certain aspects of SJG's business. SJG is affected by Federal regulation with respect to transportation and pricing policies applicable to its pipeline capacity from Transcontinental Gas Pipeline Corporation, SJG's major supplier, Columbia Gas Transmission Corporation and Dominion Transmission, Inc., since such services are provided under rates and terms established under the jurisdiction of the FERC.

     Retail sales by SJG are made under rate schedules within a tariff filed with and subject to the jurisdiction of the BPU. These rate schedules provide primarily for either block rates or demand/commodity rate structures. The tariff contains provisions permitting the recovery of environmental remediation costs associated with former manufactured gas plant sites, energy efficiency and renewable energy program costs, consumer education program costs and low income program costs. These costs are recovered through SJG's Societal Benefits Clause. The tariff also allows for the adjustment of revenues due to the impact of "temperature" fluctuations. In addition, the tariff contains provisions permitting SJG to pass on to customers increases and decreases in the cost of purchased gas supplies. The cost of gas purchased from the utility by consumers has historically been set annually by the BPU under a Levelized Gas Adjustment Clause (LGAC) within SJG's tariff. As recently approved by the BPU, in the

                                     SJI-4


future gas costs will be recovered through Basic Gas Supply Service ("BGSS"). When actual gas costs experienced by SJG are less than those charged to customers under the LGAC, customer bills in the subsequent LGAC period(s) are adjusted to provide credits for the overrecovery with interest. When actual gas costs are more than is recovered through rates, SJG is permitted to charge customers more for gas in future periods for the underrecovery.

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

     In January 2000, the BPU approved full unbundling of SJG's system. This allows all natural gas consumers to select their natural gas supplier. Customers choosing to purchase natural gas from providers other than the utility are charged for the cost of gas by the marketer, not the utility. The resulting decrease in SJG's revenues is offset by a corresponding decrease in gas costs. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income or financial condition. The BPU continues to allow for full recovery of natural gas costs.

     In December 2002, the BPU approved the Basic Gas Supply Service price structure. BGSS is the gas supply service being provided by the natural gas utility. Upon implementation of BGSS in 2003, customers should have the ability to make more informed decisions regarding their choices of an alternate supplier by having a utility price structure that is more consistent with market conditions. Further, BGSS will provide SJG with more pricing flexibility, through automatic rate changes, resulting in the reduction or elimination of over/under-recoveries. Although the BGSS approved price structure will replace the current pricing structure in the LGAC, all other LGAC mechanisms, such as, but not limited to, deferred accounting treatment and the allowance for full recovery of natural gas costs, will remain in place under BGSS.

     The Act also contains numerous provisions requiring the BPU to promulgate and adopt a variety of standards related to implementing the Act. These required standards address fair competition, affiliate relations, accounting, competitive services, supplier licensing, consumer protection and aggregation. In March 2000, the BPU issued Interim Standards in response to the Act. The BPU has undertaken an extensive comment, meeting and audit process to address the concerns of all impacted parties. SJG actively participated in the process, and as such we believe that to date the final standards have not had, nor will they have in the future, a material adverse affect on the company.

     In August 2002, SJG filed a petition with the BPU seeking to transfer its appliance service business from the regulated utility into a newly created unregulated, limited liability company. If approved, the newly created company would have the flexibility to be more responsive to competition and its customers and further its service offerings in an unregulated environment.

     Additional information on regulatory affairs is incorporated by reference to Notes 1, 5, 9, 11 and 14 of SJI's Annual Report to Shareholders for the year ended December 31, 2002 which is attached to this report. See Item 15(c)(13).

     South Jersey Energy Company

     SJE, a New Jersey corporation established by SJI in 1973, is a wholly owned non-utility subsidiary of SJI and provides services for the acquisition and transportation of natural gas for retail and end users, markets total energy management services, and markets an air quality monitoring system. As of December 31, 2002, SJE marketed natural gas to 76,219 customers, of which 72,902 were residential customers. All of SJE's residential gas customers and most of its commercial and industrial customers are located within southern New Jersey.

                                     SJI-5


In 2002, SJE was profitable and contributed approximately 8.7% on a consolidated basis to SJI's net income. The majority of this contribution was derived from retail gas marketing.

     South Jersey Resources Group

     SJRG is a wholly owned non-utility subsidiary of SJI, formed in 1996. SJRG markets natural gas storage, commodity and transportation assets on a wholesale basis. Customers include energy marketers, electric and gas utilities and natural gas producers. SJRG's marketing activities occur mainly in the mid-Atlantic and southern regions of the country. SJRG also provides commodity risk management services to other SJI subsidiaries. In 2002, SJRG transacted
49.5 Bcf of natural gas. SJRG contributed approximately 8.7% on a consolidated basis to SJI's net income.

     Marina Energy

     Marina's largest project is an energy plant that will provide for the thermal needs of The Borgata Resort in Atlantic City. The facility consists of a production facility and a distribution and interconnection system to be located in the area of Atlantic City referred to as Renaissance Point. The Marina Thermal Facility is located on an approximate 3/4-acre site off of Route 30 (Absecon Blvd.) and between Tennessee and New York Avenues in Atlantic City. The production facility will consist of hot and chilled water production equipment, emergency electric generating equipment and related equipment. The facility is located adjacent to the Borgata site and in close proximity to other potential customer sites. The distribution system will consist of both hot and chilled water piping, manholes, valves, heat exchangers, controls and electrical devices. The system will commence within the Marina Thermal Facility and will run throughout the Renaissance Point area and terminate at various customer facilities.

     With construction of the thermal facility expected to be completed on budget and ahead of schedule, Marina is already providing heat for the remainder of the Borgata's construction work. The plant is scheduled to be fully operational for the Borgata's summer of 2003 opening. The Marina Thermal Facility will have the capacity to produce and distribute 20,000 tons of chilled water and 300 million British Thermal Units per hour of hot water to customers in the Renaissance Point area of the City. The Marina Thermal Facility is capable of serving multiple customers within the Renaissance Point area.

Raw Materials

     South Jersey Gas Company

     Transportation and Storage Agreements

     SJG has direct connections to two interstate pipeline companies, Transcontinental Gas Pipeline Corporation (Transco) and Columbia Gas Transmission Corporation (Columbia). During 2002, SJG purchased and had delivered approximately 54.9 Bcf of natural gas for distribution to both on-system and off-system customers. Of this total, 42.0 Bcf was transported on the Transco pipeline system and 12.9 Bcf was transported on the Columbia pipeline system. SJG also secures firm transportation and other long term services from four additional pipelines upstream of the Transco and Columbia systems. They include: Columbia Gulf Transmission Company (Columbia Gulf), Sempra Energy Trading Corp. (Sempra), Texas Gas Transmission Corporation (Texas
Gas) and Dominion Transmission Inc. Services provided by these upstream pipelines are utilized to deliver gas into either the Transco or Columbia systems for ultimate delivery to SJG. Services provided by all of the above mentioned pipelines are subject to changes as directed by FERC Order No. 636.

     Transco:

     Transco is SJG's largest supplier of long-term gas transmission services. These services include four year-round and one seasonal firm transportation (FT) service arrangements. When combined, these services enable SJG to purchase from third parties and have delivered to its city gate stations by Transco a total of

                                     SJI-6


164,089 Thousand Cubic Feet of gas per day ("Mcf/d"). The terms of the year-round agreements extend for various periods from 2003 to 2010 while the term of the seasonal agreement extends to 2011.

     SJG also has seven long-term gas storage service agreements with Transco that, when combined, are capable of storing approximately 10.1 Bcf. Through these services, SJG can inject gas into market area storage during periods of low demand and withdraw gas at a rate of up to 86,973 Mcf per day during periods of high demand. The terms of the storage service agreements extend for various periods from 2003 to 2008.

     Sempra:

     SJG has separate gas sales and capacity management agreements with Sempra, which provide SJG with up to 9,662 Mcf per day of gas during the period November 16 through March 31 of each year. This contract provides management services for storage and pipeline capacity held by SJG on the Dominion Transmission System. Effective April 1, 2003, this service agreement terminates and the storage and transportation assets revert back to SJG.

     Columbia:

     SJG has two firm transportation agreements with Columbia which, when combined, provide for 43,500 Mcf/d of firm deliverability.

     SJG also subscribes to a firm storage service from Columbia, to March 31, 2009, which provides a maximum withdrawal quantity of 51,102 Mcf/d during the winter season with an associated 3,355,557 Mcf of storage capacity.

     South Jersey Resources Group:

     SJG has a one year storage capacity contract with South Jersey Resources Group which expires March 31, 2003. There is a maximum withdrawal capacity of 4,831 Mcf per day and total storage capacity of 504,831 Mcf. Gas is delivered through the Transco pipeline system.

     Gas Supplies

     SJG has several long-term gas supply agreements with various producers and marketers that expire between 2003 and 2006. Under these agreements, SJG can purchase up to 17,350,098 Mcf of natural gas per year. When advantageous, SJG can purchase spot supplies of natural gas in place of or in addition to those volumes reserved under long-term agreements. In recent years, SJG has replaced long-term gas supply contracts with short-term agreements. The short-term agreements are typically for several months in duration.

     Supplemental Gas Supplies

     SJG entered into a Liquified Natural Gas (LNG) purchase agreement with a third party provider which extends through October 31, 2003. For the 2002-2003 contract year, SJG's annual contract quantity under the agreement is 186,047 Mcf. LNG purchases are transported to SJG's McKee City, New Jersey LNG storage facility by truck.

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

                                     SJI-7


     Peak-Day Supply

     SJG plans for a winter season peak-day demand on the basis of an average daily temperature of 2 degrees F. Gas demand on such a design day was estimated for the 2002-2003 winter season to be 485,476 Mcf. SJG projects that it has adequate supplies and interstate pipeline entitlements to meet its design requirements. On December 3, 2002, SJG experienced its highest peak-day demand for the year of 343,572 Mcf with an average temperature of 22.45 degrees F.

     Commodity Prices

     SJG's average commodity cost of gas purchased in 2002, 2001 and 2000 was $4.46 per Mcf, $6.80 per Mcf and $5.68 per Mcf, respectively.

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

                                     SJI-8


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

Working Capital Practices

     Reference is made to "Liquidity and Capital Resources" on pages 15 and 16 of the SJI's Annual Report to Shareholders for the year ended December 31, 2002 which is attached to this report.

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

     Non-Utility Companies

     SJE competes with a number of other marketers/brokers in selling retail natural gas. SJE competes successfully based upon a combination of effective customer acquisition efforts and pricing. Competition includes SJG, other utilities, and alliances which include other utility companies. SJRG competes

                                     SJI-9


with other wholesale gas marketers based upon a combination of familiarity with the markets we serve and price.

Research

     During the last three fiscal years, neither SJI nor any of its subsidiaries engaged in research activities to any material extent.

Environmental Matters

     Information on environmental matters for SJI and its subsidiaries is incorporated by reference to Note 14 on pages 28 and 29 of the SJI Annual Report to Shareholders for the year ended December 31, 2002 which is attached to this report.

Employees

     SJI and its subsidiaries had a total of 638 employees as of December 31, 2002. Of that total, 387 employees are unionized and are covered under collective bargaining agreements that expire in January 2005.

Financial Information About Foreign and Domestic Operations and Export Sales

     SJI has no foreign operations and export sales have not been a significant part of SJI's business.


                               Item 2. Properties

     The principal property of SJI consists of SJG's gas transmission and distribution systems that include mains, service connections and meters. The transmission facilities carry the gas from the connections with Transco and Columbia to SJG's distribution systems for delivery to customers. As of December 31, 2002, there were approximately 92 miles of mains in the transmission systems and 5,279 miles of mains in the distribution systems.

     SJG owns office and service buildings, including its corporate headquarters, at seven locations in the territory. There is also a liquefied natural gas storage and vaporization facility at one of these locations.

     As of December 31, 2002, SJG's utility plant had a gross book value of $846.9 million and a net book value, after accumulated depreciation, of $610.1 million. In 2002, $49.6 million was spent on additions to utility plant and there were retirements of property having an aggregate gross book cost of $6.9 million. SJG's construction and remediation expenditures for 2003 are currently expected to approximate $55.2 million. SJI's total construction and remediation expenditures for 2003 are expected to total $57.8 million.

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

     Non-utility property and equipment totaling $56.5 million consists primarily of Marina's thermal energy plant in Atlantic City, N.J.

     EMI owns 235 acres of land in Vineland, New Jersey.

                                     SJI-10


     South Jersey Fuel, Inc., an inactive subsidiary, owns real estate in Deptford Township and Upper Township, New Jersey.

     R&T Castellini, Inc., an inactive subsidiary, owns land and buildings in Vineland, New Jersey.

     SJI owns approximately 139 acres of land in Folsom, New Jersey, and approximately 9.29 acres of land in Linwood, New Jersey.


                            Item 3. Legal Proceedings

     SJI is subject to claims arising in the ordinary course of its business and other legal proceedings. We accrue liabilities related to these claims when we can determine the amount or range of amounts of likely settlement costs for these claims. Among other actions, SJI was named in certain product liability claims related to our former sand mining subsidiary. Management does not currently anticipate the disposition of any known claims to have a material adverse effect on SJI's financial position, results of operations or liquidity.


           Item 4. Submission Of Matters To A Vote of Security Holders

     No matter was submitted to a vote of security holders during the fourth quarter of the 2002 fiscal year.


                 Item 4-A. Executive Officers of the Registrant

           Name                Age               Positions with SJI

    Charles Biscieglia         58         Chairman of the Board, President and
                                          Chief Executive Officer

    Edward J. Graham           45         Executive Vice President & Chief
                                          Operating Officer

    David A. Kindlick          48         Vice President, Treasurer & Chief
                                          Financial Officer

    Albert V. Ruggiero         54         Vice President

    Richard H. Walker, Jr.     52         Corporate Secretary & Corporate
                                          Counsel


     Charles Biscieglia was elected Assistant Vice President, Commercial Operations of SJG in May 1981, Vice President, Commercial Operations in November 1983, Senior Vice President, Operations in April 1987, Executive Vice President and Chief Operating Officer in April 1991 and President and Chief Executive Officer in March 1998. Mr. Biscieglia was elected Vice President of SJI in April 1997, President and Chief Executive Officer in October 1998 and Chairman, President and Chief Executive Officer in January 2000. Mr. Biscieglia relinquished the role of President in January 2003.

     Edward J. Graham was elected Vice President & Controller of SJG in June 1994, Vice President, Gas Management in April 1995, and Senior Vice President, Energy Management in April 1998. Mr. Graham was elected President of SJ EnerTrade in October 1997 and President of SJE in October 1998. Mr. Graham was elected Vice President of SJI in June 1998, and Executive Vice President and Chief Operating Officer in January 2002. Mr. Graham was elected President & Chief Operating Officer in January 2003.

     David A. Kindlick was elected Assistant Vice President, Revenue Requirements of SJG in October 1989, Vice President, Revenue Requirements in April 1992, Vice President, Rates and Budgeting in April 1995, Senior Vice President, Finance and Rates in April 1998, and Executive Vice President and Chief Financial Officer in January 2002. Mr. Kindlick was elected Vice President

                                     SJI-11


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

     Richard H. Walker, Jr. was elected Assistant Secretary of SJI and SJG in April 1998, and Corporate Secretary & Corporate Counsel in April 2002.

     Executive officers of SJI are elected annually and serve at the pleasure of the Board of Directors.



                                     SJI-12



                                     PART II


              Item 5. Market for the Registrant's Common Stock and
                           Related Stockholder Matters

     Information required by this item is incorporated by reference to Note 4 on page 25 of SJI's Annual Report to Shareholders for the year ended December 31, 2002 which is attached to this report.


                         Item 6. Selected Financial Data

     Information required by this item is incorporated by reference to page 1 of SJI's Annual Report to Shareholders for the year ended December 31, 2002 which is attached to this report.


           Item 7. Management's Discussion and Analysis of Results of
                       Operations and Financial Condition

     Information required by this item is incorporated by reference to pages 12 through 17 of SJI's Annual Report to Shareholders for the year ended December 31, 2002 which is attached to this report.


      Item 7A. Quantitative and Qualitative Disclosures about Market Risks

     Information required by this item is incorporated by reference to the section entitled "Market Risks" on pages 16 and 17 of SJI's Annual Report to Shareholders for the year ended December 31, 2002, which is attached to this report.


               Item 8. Financial Statements and Supplementary Data

     Information required by this item is incorporated by reference to pages 18 through 29 and the top of page 30 of SJI's Annual Report to Shareholders for the year ended December 31, 2002 which is attached to this report.


            Item 9. Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure

                                      None


                                     SJI-13



                                    PART III


           Item 10. Directors and Executive Officers of the Registrant

     Information required by this item relating to the directors of SJI is incorporated by reference to pages 1 through 4 of SJI's definitive Proxy Statement, dated March 14, 2003, filed in connection with SJI's 2003 Annual Meeting of Shareholders. Information required by this item relating to the executive officers of SJI is set forth in Item 4-A of this report.


                         Item 11. Executive Compensation

     Information required by this item is incorporated by reference to pages 10 through 13 of SJI's definitive Proxy Statement, dated March 14, 2003, filed in connection with SJI's 2003 Annual Meeting of Shareholders.


     Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information required by this item is incorporated by reference to pages 5 and 6 of SJI's definitive Proxy Statement, dated March 14, 2003, filed in connection with SJI's 2003 Annual Meeting of Shareholders.


             Item 13. Certain Relationships and Related Transactions

                                      None


                        Item 14. Controls and Procedures

     SJI management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                                     SJI-14



                                     PART IV

    Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a) Listed below are all financial statements and schedules filed as part of this report:

     1 - The consolidated financial statements and notes to consolidated financial statements together with the report thereon of Deloitte & Touche LLP, dated February 19, 2003, are incorporated herein by reference to pages 17 through 29 of SJI's Annual Report to Shareholders for the year ended December 31, 2002 which is attached to this report.

     2 - Supplementary Financial Information

     Information regarding selected quarterly financial data is incorporated herein by reference to page 30 of SJI's Annual Report to Shareholders for the year ended December 31, 2002 which is attached to this report.

     Supplemental Schedules as of December 31, 2002, 2001 and 2000 and for the three years ended December 31, 2002, 2001, and 2000:

     The Independent Auditors' Report of Deloitte & Touche LLP, Auditors of SJI (page 25).

     Schedule I - Statement of Income, Statement of Comprehensive Income, Statement of Retained Earnings, Statement of Cash Flows and Balance Sheet of SJI (pages 26, 27 and 28).

     Schedule II - Valuation and Qualifying Accounts (page 29).

     All schedules, other than that listed above, are omitted because the information called for is included in the financial statements filed or because they are not applicable or are not required.

     3 - See Item 15(c)(13)

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

(4)(b)(xx)          Twenty-Second Supplemental            Incorporated by reference from
                    Indenture dated as of October 1,      Exhibit (4)(b)(ix) of Form S-3
                    1998.                                 (333-62019).

(4)(b)(xxi)         Twenty-Third Supplemental             Incorporated by reference from
                    Indenture dated as of September       Exhibit (4)(b)(x) of Form S-3
                    1, 2002.                              (333-98411).

(4)(c)              Indenture dated as of January 31,     Incorporated by reference from
                    1995; 8.60% Debenture Notes due       Exhibit (4)(c) of Form 10-K for
                    February 1, 2010.                     1994 (1-6364).

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

(10)(i)             Gas storage agreement (LSS) between   Incorporated by reference from
                    South Jersey Gas Company and Transco  Exhibit (10)(i) of Form 10-K
                    dated October 1, 1993.                for 1993 (1-6364).


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

(10)(l)(j)*         1997 Stock Option and Stock           Incorporated by reference from
                    Appreciation Rights Plan.             Exhibit (10)(l)(j) of Form 10-K
                                                          for 1999 (1-6364).

(12)                Calculation of Ratio of Earnings
                    to Fixed Charges (Before Federal
                    Income Taxes) (filed herewith).

(13)                The Annual Report to Shareholders
                    of SJI  for the year ended
                    December 31, 2002 is filed as an
                    exhibit hereto solely to the
                    extent portions are specifically
                    incorporated by reference herein
                    (filed herewith).

(18)                Preferability Letter from Independent
                    Auditors' Re:  Pension Measurement
                    Date (filed herewith).

(21)                Subsidiaries of the Registrant
                    (filed herewith).

(23)                Independent Auditors' Consent
                    (filed herewith).

(24)                Power of Attorney (filed herewith).

(99.1)              Chief Executive Officer Certification
                    Pursuant to the Sarbanes-Oxley Act
                    of 2002 (filed herewith).

(99.2)              Chief Financial Officer Certification
                    Pursuant to the Sarbanes-Oxley Act
                    of 2002 (filed herewith).


* Constitutes a management contract or a compensatory plan or arrangement.


                                     SJI-20



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SOUTH JERSEY INDUSTRIES, INC.



                         BY:      /s/ David A. Kindlick
                                  --------------------------------------
                                  David A. Kindlick
                                  Vice President, Treasurer & Chief
                                  Financial Officer

                                  Date:  March 13, 2003


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                           Title                      Date



/s/ Charles Biscieglia          Chairman of the Board & Chief     March 13, 2003
-----------------------------   Executive Officer
(Charles Biscieglia)



/s/ David A. Kindlick           Vice President, Treasurer &       March 13, 2003
-----------------------------   Chief Financial Officer
(David A. Kindlick)             (Principal Financial Officer)



/s/ Richard H. Walker, Jr.      Corporate Secretary & Corporate   March 13, 2003
-----------------------------   Counsel
(Richard H. Walker, Jr.)



/s/ Shirli M. Billings          Director                          March 13, 2003
-----------------------------
(Shirli M. Billings)



/s/ Keith S. Campbell           Director                          March 13, 2003
-----------------------------
(Keith S. Campbell)



/s/ Sheila Hartnett-Devlin      Director                          March 13, 2003
-----------------------------
(Sheila Hartnett-Devlin)


                                     SJI-21


       Signature                           Title                      Date




/s/ W. Cary Edwards             Director                          March 13, 2003
----------------------------
(W. Cary Edwards)



/s/ Herman D. James             Director                          March 13, 2003
----------------------------
(Herman D. James)



/s/ Clarence D. McCormick       Director                          March 13, 2003
----------------------------
(Clarence D. McCormick)



/s/ Frederick R. Raring         Director                          March 13, 2003
----------------------------
(Frederick R. Raring)



/s/ William J. Hughes           Director                          March 13, 2003
----------------------------
(William J. Hughes)



                                     SJI-22



                                 CERTIFICATIONS

I, Charles Biscieglia, certify that:

1. I have reviewed this annual report on Form 10-K of South Jersey Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 13, 2003             /s/ Charles Biscieglia
                                 Charles Biscieglia
                                 Chairman of the Board & Chief Executive Officer


                                     SJI-23


I, David A. Kindlick, certify that:

1. I have reviewed this annual report on Form 10-K of South Jersey Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 13, 2003             /s/ David A. Kindlick
                                 David A. Kindlick
                                 Vice President, Treasurer & Chief Financial
                                 Officer


                                     SJI-24





                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of South Jersey Industries, Inc.:

     We have audited the consolidated financial statements of South Jersey Industries, Inc. and its subsidiaries as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated February 19, 2003 (which expresses an unqualified opinion and includes an explanatory paragraph concerning the Company's change in method of presenting revenues and expenses from trading in physical power contracts); such financial statements and report are included in your 2002 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of South Jersey Industries, Inc. and its subsidiaries, listed in Item 14(a) 2. These financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
February 19, 2003



                                     SJI-25



                   SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
                               STATEMENT OF INCOME
                                 (In Thousands)

                                                              2002            2001            2000
                                                          --------------  --------------  --------------

Operating Revenues                                               $1,483          $2,111          $1,345

Operating Expenses:
  Operations                                                      1,901           1,549           1,341
  Maintenance                                                         0               0              15
  Depreciation                                                       60              57              27
  Energy and Other Taxes                                            175             154              96
                                                          --------------  --------------  --------------
        Total Operating Expenses                                  2,136           1,760           1,479

         Operating (Loss) Income                                   (653)            351            (134)
                                                          --------------  --------------  --------------

Other Income:
  Equity in Affiliated Companies                                    746             566             437
  Equity in Earnings of Subs                                     28,658          26,743          24,431
  Other                                                             718             261             700
                                                          --------------  --------------  --------------

        Total Other Income                                       30,122          27,570          25,568
                                                          --------------  --------------  --------------

  Interest Charges                                                  519             716             463
  Income Taxes                                                     (462)            188             230
                                                          --------------  --------------  --------------

       Income from Continuing Operations                         29,412          27,017          24,741

Equity in Undistributed Earnings of
 Discontinued Subsidiaries                                         (424)           (455)           (557)
                                                          --------------  --------------  --------------

      Net Income Applicable to Common Stock                     $28,988         $26,562         $24,184
                                                          ==============  ==============  ==============


See South Jersey Industries, Inc. and Subsidiaries Notes to Consolidated Financial Statements
incorporated by reference in Part II, Item 8.


                   SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
                        Statement of Comprehensive Income
                                 (In Thousands)

                                                              2002            2001            2000
                                                          --------------  --------------  --------------
Net Income Applicable to Common Stock                           $28,988         $26,562         $24,184
                                                          --------------  --------------  --------------
Other Comprehensive Loss:
  Minimum Pension Liability Adjustment - Net                       (771)            (32)              0
                                                          --------------  --------------  --------------

Total Other Comprehensive Loss                                     (771)            (32)              0
                                                          --------------  --------------  --------------
Comprehensive Income                                            $28,217         $26,530         $24,184
                                                          ==============  ==============  ==============


See South Jersey Industries, Inc. and Subsidiaries Notes to Consolidated Financial Statements
incorporated by reference in Part II, Item 8.




                   SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
                         Statement of Retained Earnings
                                 (In Thousands)

                                                              2002            2001            2000
                                                          --------------  --------------  --------------
Retained Earnings - Beginning                                   $67,218         $58,004              $0
Net Income Applicable to Common Stock                            28,988          26,562          24,184
                                                          --------------  --------------  --------------

                                                                 96,206          84,566          24,184
Dividends Declared - Common Stock                               (18,204)        (17,348)        (16,647)
                                                          --------------  --------------  --------------

Retained Earnings - Ending                                      $78,002         $67,218          $7,537
                                                          ==============  ==============  ==============


See South Jersey Industries, Inc. and Subsidiaries Notes to Consolidated Financial Statements
incorporated by reference in Part II, Item 8.


                                     SJI-26


                   SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
                             STATEMENT OF CASH FLOWS
                  FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2002


                                                               2002          2001            2000
                                                            ------------  ------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income Applicable to Common Stock                           $28,988       $26,562           $24,184
                                                            ------------  ------------  ----------------



Adjustments to Reconcile Net Income to Cash
 Flows Provided by Operating Activities:
  Equity in Earnings of Subsidiaries                            (28,234)      (26,288)          (23,874)
  Depreciation                                                       66            63                32
  Deferred and Non-Current Income Taxes and Credits - Net           329           557                38
  Environmental Remedition Costs - Net                              (11)           (5)              (74)

  Changes in:
    Accounts Receivable                                             (17)        4,369              (297)
    Receivables with Associated Companies - Net                    (103)         (218)             (549)
    Prepayments and Other Current Assets                             (8)           35               (67)
    Prepaid and Accrued Taxes - Net                                (511)         (488)               41
    Accounts Payables & Other Current Liabilities                (5,389)         (867)             (199)
  Other - Net                                                      (507)           32               339
                                                            ------------  ------------  ----------------

Total Cash (Used In) Provided by Operating Activities            (5,397)        3,752              (426)
                                                            ------------  ------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

(Investment in) Return of Investment Affiliates                    (286)           53              (637)
Capital Expenditures                                               (125)         (134)             (152)
Dividends from Subsidiaries                                      10,700        17,501            16,800
Equity Infusion To Subsidiaries                                  (2,500)       (8,500)          (10,000)
                                                            ------------  ------------  ----------------

Net Cash Provided by Investing Activities                         7,789         8,920             6,011
                                                            ------------  ------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net Borrowings (Repayments) of Associated Companies               9,528       (17,602)           (2,814)
Net (Repayments) Borrowings from Lines of Credits                (4,260)        9,560             6,250
Dividends on Common Stock                                       (18,204)      (17,347)          (16,647)
Proceeds from Sale of Common Stock                               10,926        10,953             8,857
                                                            ------------  ------------  ----------------

Net Cash Used in Financing Activities                            (2,010)      (14,436)           (4,354)
                                                            ------------  ------------  ----------------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                        382        (1,764)            1,231

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 YEAR                                                               139         1,903               672
                                                            ------------  ------------  ----------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                           $521          $139            $1,903
                                                            ============  ============  ================


See South Jersey Industries, Inc. and Subsidiaries Notes to Consolidated Financial Statements
incorporated by reference in Part II, Item 8.


                                     SJI-27


                       SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
                                      BALANCE SHEET
                                     (In Thousands)


                                                               2002             2001
                                                          ----------------  --------------
Assets

Property Plant and Equipment:
    Nonutility Property, Plant and Equipment, at cost              $1,249          $1,828
    Accumulated Depreciation                                         (204)           (153)
                                                          ----------------  --------------

      Property, Plant and Equipment - Net                           1,045           1,675
                                                          ----------------  --------------

Investments:
  Investments in Subsidiaries                                     242,279         222,244
  Available-for-Sale Securities                                        55              46
  Investment in Affiliates                                          1,128             843
                                                          ----------------  --------------

      Total Investments                                           243,462         223,133
                                                          ----------------  --------------

Current Assets:
  Cash and Cash Equivalents                                           521             139
  Notes Receivable - Associated Companies                          31,390          24,323
  Accounts Receivable                                                  30              13
  Accounts Receivable - Associated Companies                        1,604           1,753
  Other                                                               475              69
                                                          ----------------  --------------

       Total Current Assets                                        34,020          26,297
                                                          ----------------  --------------

Other Non-Current Assets                                              618             483
                                                          ----------------  --------------

             Total Assets                                        $279,145        $251,588
                                                          ================  ==============

Capitalization and Liabilities

Common Equity:
   Common Stock SJI
    Par Value $1.25 a share
    Authorized - 20,000,000 shares
    Outstanding - 12,206,474 shares and 11,860,990                $15,258         $14,826
   Premium on Common Stock                                        150,434         139,929
   Accumulated Other Comprehensive Income                            (803)            (32)
   Retained Earnings                                               78,002          67,218
                                                          ----------------  --------------

      Total Common Equity                                         242,891         221,941
                                                          ----------------  --------------

Current Liabilities:
   Notes Payable - Banks                                           12,600          16,860
   Notes Payable - Associated Companies                            21,480           4,885
   Accounts Payable                                                   786             687
   Accounts Payable to Associated Companies                           282             534
   Taxes Accrued                                                     (870)           (376)
   Dividends Declared                                                   0           4,389
   Other Current Liabilities                                          151           1,271
                                                          ----------------  --------------

      Total Current Liabilities                                    34,429          28,250
                                                          ----------------  --------------

Other Non-Current Liabilities                                       1,825           1,397
                                                          ----------------  --------------

           Total Capitalization and Liabilities                  $279,145        $251,588
                                                          ================  ==============


See South Jersey Industries, Inc. and Subsidiaries Notes to Consolidated Financial Statements incorporated by reference in Part II, Item 8.

                                     SJI-28



                 SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)


           Col. A                  Col. B                    Col. C                 Col. D         Col. E
-------------------------------------------------------------------------------------------------------------


                                                          Additions
                                                ------------------------------

                                  Balance at      Charged to     Charged to                       Balance at
                                  Beginning       Costs and   Other Accounts -    Deductions -        End
       Classification             of Period       Expenses      Describe (a)      Describe (b)     of Period
-------------------------------------------------------------------------------------------------------------

Provision for Uncollectible
Accounts for the Year Ended
December 31, 2002                   $2,661         $3,706              $298         $3,495          $3,170


Provision for Uncollectible
Accounts for the Year Ended
December 31, 2001                   $2,043         $2,667              $387         $2,436          $2,661


Provision for Uncollectible
Accounts for the Year Ended
December 31, 2000                   $1,117         $2,280              $231         $1,585          $2,043




(a) Recoveries of accounts previously written off and minor adjustments.

(b) Uncollectible accounts written off.


                                     SJI-29