Form 10-Q
period 2003-03-31
SOUTH JERSEY INDUSTRIES INC
filed 2003-05-15
CIK 91928

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2003


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 1, 2003, there were 12,391,861 shares of the registrant's common stock outstanding.


================================================================================

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

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                      ---------------------------------------------
                                                                               2003                     2002
                                                                      ---------------------   ---------------------
Operating Revenues:
  Utility                                                              $           216,139      $          142,181
  Nonutility                                                                        63,686                  34,850
                                                                      ---------------------   ---------------------

      Total Operating Revenues                                                     279,825                 177,031
                                                                      ---------------------   ---------------------

Operating Expenses:
  Cost of Gas Sold - Utility                                                       155,068                  87,443
  Cost of Sales - Nonutility                                                        56,216                  29,348
  Operations                                                                        12,241                  10,393
  Maintenance                                                                        1,458                   1,417
  Depreciation                                                                       5,834                   5,498
  Energy and Other Taxes                                                             5,114                   3,843
                                                                      ---------------------   ---------------------

      Total Operating Expenses                                                     235,931                 137,942
                                                                      ---------------------   ---------------------

Operating Income                                                                    43,894                  39,089

Other Income and Expense:
  Equity in Affiliated Companies                                                       187                     164
  Other                                                                               (116)                    (74)
                                                                      ---------------------       -----------------

      Total Other Income and Expense                                                    71                      90

Interest Charges                                                                     3,985                   4,648

Preferred Dividend Requirements of Subsidiary                                          764                     764
                                                                      ---------------------   ---------------------

Income Before Income Taxes                                                          39,216                  33,767

Income Taxes                                                                        16,379                  14,049
                                                                      ---------------------   ---------------------

Income from Continuing Operations                                                   22,837                  19,718

Discontinued Operations - Net                                                         (149)                    (32)
Cumulative Effect of a Change in Accounting Principle - Net                           (426)                      0
                                                                      ---------------------   ---------------------

      Net Income Applicable to Common Stock                            $            22,262      $           19,686
                                                                      =====================   =====================

Basic Earnings Per Common Share:
  Continuing Operations                                                $              1.86      $             1.65
  Discontinued Operations - Net                                                      (0.01)                  (0.00)
  Cumulative Effect of a Change in Accounting Principle - Net                        (0.03)                   0.00
                                                                      ---------------------   ---------------------

      Basic Earnings Per Common Share                                  $              1.82      $             1.65
                                                                      =====================   =====================

Average Shares of Common Stock Outstanding - Basic                                  12,245                  11,914

Diluted Earnings Per Common Share:
  Continuing Operations                                                $              1.85      $             1.65
  Discontinued Operations - Net                                                      (0.01)                  (0.00)
  Cumulative Effect of a Change in Accounting Principle - Net                        (0.03)                   0.00

                                                                      ---------------------   ---------------------

      Diluted Earnings Per Common Share                                $              1.81      $             1.65
                                                                      =====================   =====================

Average Shares of Common Stock Outstanding - Diluted                                12,327                  11,949

Dividends Declared per Common Share                                    $             0.385      $            0.370
                                                                      =====================   =====================


The accompanying footnotes are an integral part of the financial statements.


                                     SJI-3


                 SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                                              (Unaudited)
                                                                                               March 31,               December 31,
                                                                            -------------------------------------------------------
                                                                                        2003              2002             2002
                                                                            -------------------------------------------------------
Assets

Property, Plant and Equipment:
  Utility Plant, at original cost                                                   $   857,218       $   812,198       $   846,865
    Accumulated Depreciation                                                           (241,254)         (225,476)         (236,813)
  Nonutility Property and Equipment, at cost                                             61,515            31,645            57,950
    Accumulated Depreciation                                                             (1,433)           (1,086)           (1,428)
                                                                            -------------------------------------------------------

        Property, Plant and Equipment - Net                                             676,046           617,281           666,574
                                                                            -------------------------------------------------------

Investments:
  Available-for-Sale Securities                                                           3,386             3,119             3,462
  Restricted                                                                                960             9,129             2,080
  Investment in Affiliate                                                                 2,037             1,573             1,849
                                                                            -------------------------------------------------------

        Total Investments                                                                 6,383            13,821             7,391
                                                                            -------------------------------------------------------

Current Assets:
  Cash and Cash Equivalents                                                              15,424            12,315             4,291
  Accounts Receivable                                                                   158,344            99,636            94,105
  Unbilled Revenues                                                                      22,097            25,637            33,537
  Provision for Uncollectibles                                                           (3,392)           (2,353)           (3,170)
  Natural Gas in Storage, average cost                                                   10,458            34,885            41,490
  Materials and Supplies, average cost                                                    3,677             3,442             4,156
  Energy Trading and Related Assets                                                      21,423            23,575            29,089
  Prepaid Taxes                                                                               -                 -             2,440
  Derivatives                                                                               110                 -                 -
  Other Prepayments and Current Assets                                                    4,800             3,848             6,761
                                                                            -------------------------------------------------------

        Total Current Assets                                                            232,941           200,985           212,699
                                                                            -------------------------------------------------------

Regulatory and Other Non-Current Assets:
  Deferred Fuel Costs - Net                                                              17,964            19,433            31,594
  Other Regulatory Assets                                                                70,908            79,213            73,710
  Energy Trading and Related Assets                                                       1,928             4,129             2,767
  Derivatives                                                                                12               731                 -
  Unamortized Debt Discount and Expense                                                   6,460             6,688             7,086
  Other                                                                                  10,646             5,231             9,939
                                                                            -------------------------------------------------------

        Total Regulatory and Other Non-Current Assets                                   107,918           115,425           125,096
                                                                            -------------------------------------------------------

              Total Assets                                                          $ 1,023,288       $   947,512       $ 1,011,760
                                                                            =======================================================


The accompanying footnotes are an integral part of the financial statements.



                                     SJI-4



                 SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                                              (Unaudited)
                                                                                               March 31,               December 31,
                                                                            -------------------------------------------------------
                                                                                        2003              2002             2002
                                                                            -------------------------------------------------------
Capitalization and Liabilities

Common Equity:
  Common Stock                                                                      $    15,358       $    14,902       $    15,258
  Premium on Common Stock                                                               152,800           141,776           150,434
  Accumulated Other Comprehensive Loss                                                   (7,666)           (1,556)           (5,902)
  Retained Earnings                                                                      95,534            82,433            78,002
                                                                            -------------------------------------------------------

        Total Common Equity                                                             256,026           237,555           237,792
                                                                            -------------------------------------------------------

Preferred Stock and Securities of Subsidiary:
   Redeemable Cumulative Preferred Stock:
     South Jersey Gas Company, Par Value $100 per share
       Authorized - 41,966 shares, Outstanding 16,904 shares 8% Series                    1,690             1,690             1,690
   South Jersey Gas Company-Guaranteed Manditorily Redeemable
     Preferred Securities of Subsidiary Trust:
       Par Value $25 per share, 1,400,000 shares
       Authorized and Outstanding                                                        35,000            35,000            35,000
                                                                            -------------------------------------------------------

        Total Preferred Stock and Securities of Subsidiary                               36,690            36,690            36,690
                                                                            -------------------------------------------------------

Long-Term Debt                                                                          238,016           261,060           238,016
                                                                            -------------------------------------------------------

        Total Capitalization                                                            530,732           535,305           512,498
                                                                            -------------------------------------------------------

Current Liabilities:
  Notes Payable                                                                          85,600            93,200           166,500
  Current Maturities of Long-Term Debt                                                   10,696             9,733            10,696
  Accounts Payable                                                                      128,263            50,038            76,657
  Customer Deposits                                                                       7,284             6,363             6,924
  Environmental Remediation Costs                                                         5,090            11,308             5,104
  Taxes Accrued                                                                          23,556            19,878               892
  Energy Trading and Related Liabilities                                                 10,567            16,289            15,565
  Derivatives                                                                                72                 -               142
  Deferred Income Taxes - Net                                                            21,194            24,280            24,818
  Interest Accrued and Other Current Liabilities                                         14,751            13,682             9,334
                                                                            -------------------------------------------------------

        Total Current Liabilities                                                       307,073           244,771           316,632
                                                                            -------------------------------------------------------

Deferred Credits and Other Non-Current Liabilities:
  Deferred Income Taxes - Net                                                           100,689            87,100            97,890
  Investment Tax Credits                                                                  3,732             4,079             3,819
  Pension and Other Postretirement Benefits                                              17,008            20,014            15,828
  Environmental Remediation Costs                                                        47,051            41,423            47,051
  Energy Trading and Related Liabilities                                                  1,937             3,294             2,095
  Derivatives                                                                             2,396                 -             2,431
  Other                                                                                  12,670            11,526            13,516
                                                                            -------------------------------------------------------

        Total Deferred Credits
          and Other Non-Current Liabilities                                             185,483           167,436           182,630
                                                                            -------------------------------------------------------

Commitments and Contingencies  (Note 9)

              Total Capitalization and Liabilities                                  $ 1,023,288       $   947,512       $ 1,011,760
                                                                            =======================================================


The accompanying footnotes are an integral part of the financial statements.


                                     SJI-5

                 SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In Thousands)


                                                                                   Three Months Ended
                                                                                        March 31,
                                                                      ----------------------------------------------
                                                                              2003                   2002
                                                                      ---------------------    ---------------------
Cash Flows from Operating Activities:

   Net Income Applicable to Common Stock                                $           22,262      $            19,686
   Adjustments to Reconcile Net Income to Cash Flows
    Provided by Operating Activities:
     Depreciation and Amortization                                                   6,427                    6,117
     Unrealized Gain on Energy Trading and Related Contracts                        (1,493)                  (1,658)
     Provision for Losses on Accounts Receivable                                       489                      662
     Revenues and Fuel Costs Deferred - Net                                         13,630                   19,435
     Deferred and Non-Current Income Taxes and Credits - Net                           874                    2,532
     Environmental Remediation Costs - Net                                           2,800                    1,561
     Changes in:
       Accounts Receivable                                                         (53,066)                 (24,802)
       Inventories                                                                  31,511                   25,269
       Prepayments and Other Current Assets                                         (1,961)                     172
       Prepaid and Accrued Taxes - Net                                              25,104                   21,785
       Accounts Payable and Other Accrued Liabilities                               57,383                    1,714
     Other - Net                                                                       (97)                    (641)
                                                                      ---------------------    ---------------------

          Net Cash Provided by Operating Activities                                103,863                   71,832
                                                                      ---------------------    ---------------------

Cash Flows from Investing Activities:
   Investment in Affiliate                                                            (188)                    (204)
   Repayment of Loan to Affiliate                                                      390                      100
   Proceeds from Sale of Restricted Investments                                      1,120                   13,833
   Capital Expenditures, Cost of Removal and Salvage                               (15,547)                 (17,273)
                                                                      ---------------------    ---------------------

          Net Cash Used in Investing Activities                                    (14,225)                  (3,544)
                                                                      ---------------------    ---------------------

Cash Flows from Financing Activities:
   Net Repayments of Lines of Credit                                               (80,900)                 (59,160)
   Proceeds from Issuance of Long-Term Debt                                          6,000                   10,000
   Principal Repayments of Long-Term Debt                                           (6,000)                  (8,187)
   Dividends on Common Stock                                                             -                   (4,471)
   Proceeds from Sale of Common Stock                                                2,448                    1,906
   Payments for Issuance of Long-Term Debt                                             (53)                     (26)
                                                                      ---------------------    ---------------------

          Net Cash Used in Financing Activities                                    (78,505)                 (59,938)
                                                                      ---------------------    ---------------------

Net Increase in Cash and Cash Equivalents                                           11,133                    8,350
Cash and Cash Equivalents at Beginning of Period                                     4,291                    3,965
                                                                      ---------------------    ---------------------

Cash and Cash Equivalents at End of Period                              $           15,424      $            12,315
                                                                      =====================    =====================



The accompanying footnotes are an integral part of the financial statements.


                                     SJI-6


        Notes to Condensed Consolidated Financial Statements (Unaudited)


Note 1.  Summary of Significant Accounting Policies:

         Consolidation - The condensed consolidated financial statements include the accounts of South Jersey Industries, Inc. (SJI) and its subsidiaries. We eliminated all significant intercompany accounts and transactions. SJI reclassified some previously reported amounts to conform with current year classifications. In our opinion, the condensed consolidated financial statements reflect all adjustments needed to fairly present SJI's financial position and operating results at the dates and for the periods presented. Our businesses are subject to seasonal fluctuations and, accordingly, this interim financial information should not be the basis for estimating the full year's operating results. These financial statements should be read in conjunction with SJI's 2002 Form 10K and annual report.

         Equity Investments - We classify equity investments purchased as long-term investments as Available-for-Sale Securities on our condensed consolidated balance sheets and carry them at their estimated fair value with any changes in unrealized gains or losses included in Other Comprehensive Income. SJI, either directly or through its wholly owned subsidiaries, currently holds a 50% non-controlling interest in several affiliated companies and accounts for these investments under the equity method. We include the operations of these affiliated companies in the statements of condensed consolidated income under the caption, Equity in Affiliated Companies.

         Estimates and Assumptions - We prepare our financial statements to conform with generally accepted accounting principles. Management makes estimates and assumptions that affect the amounts reported in the financial statements and related disclosures. Therefore, actual results could differ from those estimates.

         Energy Trading Activities & Derivative Instruments - South Jersey Resources Group, LLC (SJRG) manages its portfolio of purchases and sales, as well as natural gas in storage, using a variety of instruments that include forward contracts, swap agreements, option contracts and futures contracts. Because SJRG's transactions will not necessarily settle physically, SJRG accounted for these contracts at fair value under Emerging Issues Task Force
(EITF) Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" or FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Under this method of accounting, SJRG measures the difference between the contract price and the fair value of the contracts and records these as Energy Trading and Related Assets or Energy Trading and Related Liabilities on our condensed consolidated balance sheets. For the three months ended March 31, 2003 and 2002, we included the net unrealized pre-tax gain of $1.5 million and $1.7 million, respectively, on energy trading contracts determined under the mark-to-market method, in Operating Revenues - Nonutility.

         Beginning with the third quarter of 2002, SJI began presenting revenues and expenses from trading in physical power contracts and from energy-related derivative contracts on a net basis in our condensed consolidated statements of income consistent with recent changes in EITF Issue No. 02-03, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." Consequently, we

                                     SJI-7


reclassified Operating Revenues - Nonutility and Cost of Sales - Nonutility for the three months ended March 31, 2002 to conform with this presentation. Because of the difficulty in obtaining certain information, we determined this presentation by netting the energy contract related revenue and expense transactions of SJRG. As a result, we based certain nonutility costs of sales on the transfer prices between SJRG and South Jersey Energy Company (SJE). Management believes these transfer prices are generally at market. There is no effect on operating income or net income from the above changes in presentation.

         On October 25, 2002, the EITF rescinded its consensus in Issue No. 98-10 effective for transactions entered into after that date, with a cumulative effect adjustment for previously existing transactions being recognized in the quarter beginning January 1, 2003. As a result of the recision, SJI only marks-to-market those energy-related contracts that meet the definition of a derivative in Statement No. 133. Energy-related contracts that do not meet the definition of a derivative are accounted for using the accrual basis of accounting. The effect of this change in accounting resulted in a net charge of $426,338 shown as a Cumulative Effect of a Change in Accounting Principle - Net. Furthermore, management has designated any contract entered into after December 31, 2002 to hedge physical gas in storage as cash flow hedges and accounts for them accordingly. As of March 31, 2003, we calculated these hedges to be highly effective; therefore, we record the offset, net of taxes, in Accumulated Other Comprehensive Loss.

         In November 2001, we entered into two interest rate swap contracts. The first swap effectively provides us with a fixed interest rate of 4.08% on Marina Energy LLC's (Marina) tax-exempt Series A variable rate bonds for a 10-year period. The second swap effectively fixed the interest rate of Marina's taxable Series B variable rate bonds at 4.55% for a 6-year period. The notional amount of this second swap decreases by $3.0 million per year beginning in December 2005.

         In January 2002, Marina issued an additional $10.0 million of taxable Series B variable rate bonds. In April 2002, we entered into an interest rate swap contract that effectively fixed the interest rate on these bonds at 4.62% for a 4-year period. The notional amount of this swap decreases to $8.0 million in December 2003, then to $3.9 million in December 2004, and terminates in December 2005.

         Also in April 2002, South Jersey Gas Company (SJG) entered into two interest rate swap contracts that effectively fixed the interest rate at 3.57% through March 15, 2003 on $40.0 million of SJG's debt outstanding under its bank lines. The swap contracts expired as scheduled and borrowings under SJG's bank lines are currently unhedged.

         We entered into interest rate swap agreements to hedge the exposure to increasing rates with respect to our variable rate debt. The differential to be paid or received as a result of these swap agreements is accrued as interest rates change and is recognized as an adjustment to interest expense. We account for these interest rate swaps as cash flow hedges. As of March 31, 2003 and 2002, the market value of these swaps was $(2.4) and $0.7 million, respectively, which represents the amount we would have to pay/be paid by the counterparty to terminate these contracts as of those dates. We include these balances on the condensed consolidated balance sheets under the caption Derivatives. As of March 31, 2003 and 2002, we calculated the swaps to be highly effective; therefore, we

                                     SJI-8


record the offset to the hedge asset, net of taxes, in Accumulated Other Comprehensive Loss.

         We determined the fair value of derivative instruments by reference to quoted market prices of listed contracts, published quotations or quotations from independent parties.

         New Accounting Pronouncements - In January 2003, SJI adopted FASB Statement No. 143, "Accounting for Asset Retirement Obligations," which establishes accounting and reporting standards for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SJG has certain easements and right-of-way agreements that qualify as legal obligations under Statement No. 143. However, it is our intent to maintain these agreements in perpetuity; therefore, no change in SJG's current accounting practices is required at this time.

         SJG recovers certain asset retirement costs through rates charged to customers as an approved component of depreciation expense. When we retire depreciable properties, we charge the original cost thereof, plus cost of removal less salvage, to accumulated depreciation. As of March 31, 2003, SJG had accrued amounts in excess of actual removal costs incurred totaling $42.5 million which is included in utility plant accumulated depreciation. The adoption of this statement did not materially affect SJI's financial condition or results of operations.

         In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which was effective for SJI's 2002 annual financial statements and subsequent interim financial reporting. This statement provides alternate methods of transitioning for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it requires prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SJI's policy is to account for this compensation using the intrinsic value method. The provisions of this statement currently have no impact on SJI's financial statements.

         Other Regulatory Assets - Other Regulatory Assets consisted of the following items (in thousands):

                                     SJI-9


                                                         Years         March 31      March 31        December 31
                                                       Remaining         2003          2002              2002
-----------------------------------------------------------------------------------------------------------------
Environmental Remediation Costs:

     Expended - Net                                         7        $     3,656    $    11,259      $     6,470
     Liability for Future Expenditures                      -             48,211         48,790           48,211
Income Taxes - Flowthrough
  Depreciation                                              8.5            8,352          9,330            8,597
Postretirement Benefit Costs                                9.7            3,686          4,064            3,780
Gross Receipts and Franchise Taxes                          3.8            1,700          2,143            1,811
Other                                                       -              5,303          3,627            4,841
                                                                     --------------------------      -----------
     Total Other Regulatory Assets                                   $    70,908    $    79,213      $    73,710
                                                                     ==========================      ===========

         Each item separately identified is being recovered through utility rate charges without a return on investment over the period indicated. The majority of the assets reflected above under the caption "Other" are currently subject to filings with the New Jersey Board of Public Utilities (BPU) requesting recovery. Management believes that all such deferred costs are probable of recovery from ratepayers through future utility rates.

         In addition, SJG has one significant regulatory liability for overcollected taxes totaling $3.3 million and $2.1 million, including interest, as of March 31, 2003 and 2002, respectively. We include these amounts in the caption "Other" under the heading Deferred Credits and Other Non-Current Liabilities and they are subject to being returned to ratepayers in future rate proceedings.


Note 2.  Divestitures and Affiliations:

         Divestitures - In 1996, Energy & Minerals, Inc. (EMI), an SJI subsidiary, sold the common stock of The Morie Company, Inc. (Morie), its sand mining and processing subsidiary.

         In 1997, R&T Group, Inc., SJI's construction subsidiary, sold all its operating assets, except some real estate.

         SJI conducts tests annually to estimate the environmental remediation costs for properties owned by South Jersey Fuel, Inc. (SJF), an EMI subsidiary, from its previously operated fuel oil business. SJI reports the environmental remediation activity related to these properties as discontinued operations. This reporting is consistent with previous years.

         SJG operated two retail stores which sold natural gas appliances. The stores were intended to provide gas customers with access to and choice among natural gas appliances. In 2001, SJG formally discontinued this merchandising segment of its operations as those appliances are readily available from other retailers.

         Summarized operating results of the discontinued operations for the three months ending March 31 were (in thousands):

                                     SJI-10


                                                       2003          2002
                                                   --------------------------

Loss before Income Taxes:
     Sand Mining                                   $     (210)    $      (31)
     Construction                                          (8)            (6)
     Fuel Oil                                             (11)           (15)

Income Taxes                                               80             20
                                                   --------------------------
Loss from Discontinued Operations - Net            $     (149)    $      (32)
                                                   ==========================
Earnings Per Common Share from
     Discontinued Operations - Net                 $   (0.01)     $    (0.00)
                                                   ==========================


Losses from sand mining are mainly comprised of environmental remediation and product liability litigation associated with Morie's prior activities.

         Affiliations - In January 1999, SJI and Conectiv Solutions, LLC formed Millennium Account Services, LLC to provide meter reading services in southern New Jersey.

         In June 1999, SJE and Energy East Solutions, Inc. (EES) formed South Jersey Energy Solutions, LLC (SJES) to market retail electricity and energy management services. SJES began supplying retail electric during 2000, and ceased active operations in May 2002. In January 2003, SJES became a wholly owned subsidiary of SJE when EES redeemed its 50% interest in SJES for the book value of its investment of $54,686.

         In April 2000, SJE and GZA GeoEnvironmental, Inc. formed Air Logics, LLC to market a jointly developed air monitoring system designed to assist companies involved in environmental cleanup activities.

         In October 2000, SJI formed Marina, a wholly owned subsidiary, to develop, construct and operate a $56.6 million thermal energy plant. In December 2000, Marina entered into a 20-year contract with Marina District Development Corporation to supply heat, hot water and cooling to The Borgata Resort. The plant is scheduled for completion in July 2003.

Note 3.  Common Stock:

         SJI has 20,000,000 shares of authorized Common Stock. The following shares were issued and outstanding:

                                     SJI-11


                                                     2003              2002
                                                  ----------------------------
Beginning Balance, January 1                      12,206,474        11,860,990
New Issues During Year:
     Dividend Reinvestment Plan                       48,417            59,716
     Employees' Stock Ownership Plan                       0               857
     Stock Option, Stock Appreciation Rights
         and Restricted Stock Award Plan              32,005                 0
                                                  ----------------------------
Ending Balance, March 31                          12,286,896        11,921,563
                                                  ============================


         We credited the par value ($1.25 per share) of stock issued in 2003 and 2002 to Common Stock. We credited the net excess over par value of approximately $2.4 million and $1.8 million, respectively, to Premium on Common Stock.

         Earnings Per Common Share - We present basic EPS based on the weighted-average number of common shares outstanding. EPS are presented in accordance with FASB Statement No. 128, "Earnings Per Share," which establishes standards for computing and presenting basic and diluted EPS. The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 82,100 and 34,673 shares for the three months ended March 31, 2003 and 2002, respectively. These shares relate to restricted stock and stock options and were calculated using the treasury stock method.

         Stock Option, Stock Appreciation Rights and Restricted Stock Award Plan
- Under this plan, no more than 306,000 shares in the aggregate may be issued to SJI's officers and other key employees. No options or stock appreciation rights may be granted under the Plan after November 22, 2006. At March 31, 2003 and 2002, SJI had -0- and 2,000 options outstanding, respectively, all exercisable at $24.69 per share. No options were granted in 2003 or 2002. When granted, SJI values stock options to employees using the intrinsic value method. No stock appreciation rights were issued under the Plan. In 1999, we amended the Plan to include restricted stock awards. In 2003 and 2002, we granted 30,810 and 23,839 restricted shares, respectively. These restricted shares vest over a 3-year period and are subject to SJI achieving certain performance targets.

         Dividend Reinvestment Plan (DRP) and Employees' Stock Ownership Plan
(ESOP) - Newly issued shares of common stock offered through the DRP are issued directly by SJI. All shares offered through the ESOP are also issued directly by SJI. As of March 31, 2003, SJI reserved 1,117,290 and 15,566 shares of authorized, but unissued, common stock for future issuance to the DRP and ESOP, respectively.


Note 4.  Financial Instruments:

         Restricted Investments - In accordance with the terms of Marina's bond agreements, we are required to invest unused proceeds in high-quality, highly liquid investments pending approved construction expenditures. As of March 31, 2003 and 2002, these residual proceeds totaled $1.0 and $9.1 million, respectively.

                                     SJI-12


         Margin Account - SJRG maintains a margin account with a national investment firm to support its energy trading activities. As of March 31, 2003 and 2002, the account reflected a $1.7 million and $0.2 million balance due to changes in the market value of outstanding contracts..


Note 5.  Segments of Business:

         Information about SJI's operations in different industry segments for the three months ended March 31 is presented below (in thousands):


                                                     2003              2002
                                               --------------------------------
Operating Revenues:
     Gas Utility Operations                    $     239,936     $     154,183
     Wholesale Gas Operations                          4,366             2,974
     Retail Gas and Other Operations                  58,731            32,411
     On-Site Energy Production                         1,019                 7
                                               --------------------------------
         Subtotal                                    304,052           189,575
     Intersegment Sales                              (24,227)          (12,544)
                                               --------------------------------
         Total Operating Revenues              $     279,825     $     177,031
                                               ================================

Operating Income:
     Gas Utility Operations                    $      38,307     $      34,452
     Wholesale Gas Operations                          1,903             2,748
     Retail Gas and Other Operations                   3,720             1,799
     On-Site Energy Production                           209                 7
     General Corporate                                  (245)               83
                                               --------------------------------
         Total Operating Income                $      43,894     $      39,089
                                               ================================

Depreciation and Amortization:
     Gas Utility Operations                    $       6,371     $       6,087
     Wholesale Gas Operations                              3                 3
     Retail Gas and Other Operations                      23                20
     On-Site Energy Production                            23                 -
     Discontinued Operations                               7                 7
                                               --------------------------------
         Total Depreciation and Amortization   $       6,427     $       6,117
                                               ================================


                                     SJI-13


Property Additions:
     Gas Utility Operations                    $      11,704     $       9,570
     Wholesale Gas Operations                             -                 -
     Retail Gas and Other Operations                      47                 3
     On-Site Energy Production                         3,675             7,523
     Discontinued Operations                              -                  1
                                               --------------------------------
         Total Property Additions              $      15,426     $      17,097
                                               ================================

Identifiable Assets:
     Gas Utility Operations                    $     870,727     $     836,960
     Wholesale Gas Operations                         76,269            52,551
     Retail Gas and Other Operations                  48,726            26,211
     On-Site Energy Production                        64,269            41,870
     Discontinued Operations                           2,317             2,369
                                               --------------------------------
         Subtotal                                  1,062,308           959,961
     Corporate Assets                                 41,164            26,225
     Intersegment Assets                             (80,184)          (38,674)
                                               --------------------------------
         Total Identifiable Assets                $1,023,288     $     947,512
                                               ================================


         Gas Utility Operations consists primarily of natural gas distribution to residential, commercial and industrial customers. Wholesale Gas Operations include SJRG's activities. Retail Gas and Other Operations include natural gas and electricity acquisition and transportation service companies. On-Site Energy Production consists of Marina's construction and related financing activities.

         SJI's interest expense relates primarily to SJG's borrowing and financing activities. Interest income is essentially derived from borrowings between the subsidiaries and is eliminated during consolidation.


Note 6.  Comprehensive Income:

         The components of comprehensive income for the three months ended March 31 are as follows (in thousands):

                                     SJI-14


                                                             2003        2002
                                                          ----------------------
Net Income Applicable to Common Stock                     $ 22,262     $ 19,686
                                                          ======================
Other Comprehensive (Loss) Income:

     Change in Fair Value of Investments - Net  *              (40)          -
     Change in Fair Value of Energy Trading and Related
         Assets / Liabilities - Net  *                      (1,828)          -
     Change in Fair Value of Interest Rate
         Swaps -  - Net  *                                     104          131
                                                          ----------------------
Total Other Comprehensive (Loss) Income                     (1,764)         131
                                                          ----------------------
Comprehensive Income                                      $ 20,498     $ 19,817
                                                          ======================

* Determined using an effective tax rate of 40.85%.


Note 7.  Regulatory Actions:

         In January 1997, the BPU granted SJG a 9.62% rate of return on rate base, which included an 11.25% return on common equity. Additionally, our threshold for sharing pre-tax margins generated by interruptible and off-system sales and transportation increased. Currently, SJG keeps 100% of pre-tax margins up to the threshold level of $7.8 million. The next $750,000 is credited to customers through the Basic Gas Supply Service ("BGSS") charge. Thereafter, SJG keeps 20% of the pre-tax margins as it has historically.

         Effective January 10, 2000, the BPU approved full unbundling of SJG's system. This allows all natural gas consumers to select their natural gas commodity supplier. As of March 31, 2003, 92,897 of SJG's residential customers were purchasing their gas commodity from someone other than SJG. Customers choosing to purchase natural gas from providers other than the utility are charged for the cost of gas by the marketer, not the utility. The resulting decrease in SJG's revenues is offset by a corresponding decrease in gas costs. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income or financial condition. The BPU continues to allow for full recovery of natural gas costs through the BGSS as well as other costs of service, including deferred costs, through tariffs.

         In November 2001, SJG filed for a $2.7 million rate increase to recover the cash related to a 3-year net deficiency in the Temperature Adjustment Clause
(TAC). Additionally, in September 2002, SJG filed for an $8.6 million rate increase to recover the cash related to a TAC deficiency resulting from warmer-than-normal weather for the 2001-2002 winter. As a result of the colder-than-normal 2002-2003 winter, the cumulative TAC deficiency has decreased to $7.5 million as of March 31, 2003.

         Also in November 2001, SJG filed for a $17.6 million reduction to the Levelized Gas Adjustment Clause (LGAC) The LGAC was the predecessor clause to the BGSS. The BPU approved the LGAC reduction effective December 1, 2001 and concurrently approved recovery of SJG's October 31, 2001 underrecovered gas cost balance. As a result, SJG began recovering $48.9 million over three years plus interest accrued since April 1, 2001. We are also recovering interest for the

                                     SJI-15


3-year amortization period at a rate of 5.75%. As of March 31, 2003, the remaining deferred underrecovered balance totaled $25.2 million.

         During 2002, the BPU convened a gas policy group to address Basic Gas Supply Service (BGSS), which is the gas supply service being provided by the natural gas utility. On December 18, 2002, the BPU approved the proposed BGSS price structure which was submitted by the gas policy group. The BGSS approved price structure replaced the Levelized Gas Adjustment Clause (LGAC) pricing structure that was in place prior to March 2003. The LGAC was structured to reset gas charges to consumers once per year. The BGSS permits multiple resets each year. With the implementation of BGSS in March 2003, customers are able to make more informed decisions about choosing an alternate supplier by having a utility price structure that more currently reflects market conditions. Further, BGSS provides SJG with more pricing flexibility, through automatic rate changes under certain conditions and under certain limitations, resulting in the reduction of over/under-recoveries. LGAC related mechanisms, such as deferred accounting treatment, the sharing of pre-tax margins generated by interruptible and off-system sales and transportation, and the allowance for full recovery of natural gas costs, remain in place under BGSS.

         In September 2002, SJG filed with the BPU to maintain its current BGSS rate through October 2003. However, due to recent price increases in the wholesale market, in February 2003 SJG filed an amendment to the September 2002 filing. The filing proposed an $11.6 million increase to SJG's annual gas costs revenues.

         In August 2002, SJG filed for a Societal Benefits Clause (SBC) rate increase. The SBC recovers costs related to BPU mandated programs, including environmental remediation costs that are recovered through SJG's Remediation Adjustment Clause (RAC); energy efficiency and renewable energy program costs that are recovered through SJG's New Jersey Clean Energy Programs; consumer education program costs; and low income program costs. If approved, the rate increase filed would provide for an annual recovery level of $13.7 million, representing an annual increase of approximately $7.0 million over the $6.7 million recovery currently included in rates.

         Also in August 2002, SJG filed a petition with the BPU to transfer its appliance service business from the regulated utility into a newly created unregulated company. As filed, the newly created company would have the flexibility to be more responsive to competition and customer needs by expanding and modifying its service offerings in an unregulated environment.


Note 8.  Retained Earnings:

         Restrictions exist under various loan agreements regarding the amount of cash dividends or other distributions that SJG may pay on its common stock. SJI's total equity in its subsidiaries' retained earnings, which is free of these restrictions, was $93.9 million as of March 31, 2003.

                                     SJI-16


Note 9.  Commitments and Contingencies:

         Construction and Environmental - SJI's estimated net cost of construction and environmental remediation programs for 2003 totals $57.8 million. Commitments were made regarding some of these programs.

         Pending Litigation - SJI is subject to claims arising in the ordinary course of business and other legal proceedings. We accrue liabilities related to these claims when we can determine the amount or range of amounts of likely settlement costs for those claims. Among other actions, SJI has been named in certain product liability claims related to our former sand mining subsidiary. Management does not currently anticipate the disposition of any known claims to have a material adverse effect on SJI's financial position, results of operations or liquidity.

         Parental Guarantees - In 2002, the FASB released Interpretation No. 45 (FIN 45) "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires companies to disclose the nature of its guarantees or indemnification agreements for interim and year-end financial statements ending after December 15, 2002. As of March 31, 2003, SJI had issued $100.1 million of parental guarantees on behalf of its subsidiaries. Of this total, $69.2 million expire within one year, $71.3 million expire within two years and $28.8 million presently have no expiration date. . The vast majority of these guarantees were issued as guarantees of payment to third parties with whom our subsidiaries have commodity supply contracts. As of March 31, 2003, these guarantees support $26.6 million of the Accounts Payable recorded on our condensed consolidated balance sheet. As part of our risk management policy, we also require parental guarantees from trading counterparties as applicable. These arrangements are typical in our industry. SJI has also issued two parental guarantees totaling $7.3 million related to Marina's construction activity.

         Standby Letters of Credit - SJI provided a $17 million standby letter of credit to Marina District Development Corporation in support of Marina's contractual obligations to construct the thermal energy plant and to supply heat, hot water and cooling to The Borgata Resort. This letter of credit was reduced to $6.4 million as of March 31, 2003.

         As of March 31, 2003, SJI also provided $45 million of standby letters of credit supporting the variable rate demand bonds issued through the New Jersey Economic Development Authority by Marina. Commercial banks have committed to issue up to $46 million of annually renewing letters of credit to support development of Marina's thermal plant project.

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

                                     SJI-17

to make at 11 of its sites. This Policy will be in force until 2024 at 10 sites and until 2029 at one site.

         Since the early 1980s, SJI accrued environmental remediation costs of $138.1 million, of which $86.0 million has been spent as of March 31, 2003. With the assistance of a consulting firm, we estimate that future costs to clean up SJG's sites will range from $48.2 million to $143.9 million. We recorded the lower end of this range as a liability. It is reflected on the 2003 condensed consolidated balance sheet under the captions Current Liabilities and Deferred Credits and Other Non-Current Liabilities. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements. The major portion of accrued environmental costs relate to the clean up of SJG's former gas manufacturing sites.

         SJG has two regulatory assets associated with environmental costs. The first asset is titled Environmental Remediation Cost: Expended - Net. These expenditures represent what was actually spent to clean up former gas manufacturing plant sites. These costs meet the requirements of Statement No.
71. The BPU allows SJG to recover expenditures through the RAC.

         The other asset titled Environmental Remediation Cost: Liability for Future Expenditures relates to estimated future expenditures determined under the guidance of FASB Statement No. 5, "Accounting for Contingencies." We recorded this amount, which relates to former manufactured gas plant sites, as a deferred debit with the corresponding amount reflected on the condensed consolidated balance sheets under the captions Current Liabilities and Deferred Credits and Other Non-Current Liabilities. The deferred debit is a regulatory asset under Statement No. 71. The BPU's intent, evidenced by current practice, is to allow SJG to recover the deferred costs after they are spent over 7-year periods.

         As of March 31, 2003, we reflected SJG's unamortized remediation costs of $3.7 million on the condensed consolidated balance sheet under the caption Regulatory Assets. Since implementing the RAC in 1992, SJG has recovered $37.4 million through rates.

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

         SJI and SJF estimated their potential exposure for the future remediation of four sites where fuel oil operations existed years ago. Estimates for SJI's site range between $0.1 million and $0.3 million, while SJF's estimated liability ranges from $1.1 million to $4.9 million for its three sites. We recorded the lower ends of these ranges on the condensed consolidated balance sheet under Current Liabilities and Deferred Credits and Other Non-Current Liabilities as of March 31, 2003.

                                     SJI-18


            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Overview

         South Jersey Industries, Inc. (SJI) is an energy services holding company that provides a variety of products and services through the following wholly owned subsidiaries:

         1) South Jersey Gas Company (SJG) is a regulated natural gas utility. SJG distributed natural gas in the seven southernmost counties of New Jersey to 298,767 customers at March 31, 2003 compared with 290,604 customers at March 31, 2002. SJG also:

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

          2) South Jersey Energy Company (SJE) acquires and markets natural gas to retail end users and provides total energy management services to commercial and industrial customers. SJE has one subsidiary, SJ EnerTrade (EnerTrade), that primarily provides services for natural gas sales to the casino industry in Atlantic City, N.J. SJE also markets an air quality monitoring system through AirLogics, LLC. SJE and GZA GeoEnvironmental, Inc., an environmental consulting firm, each have a 50% equity interest in AirLogics.

         3) South Jersey Resources Group, LLC (SJRG) markets wholesale natural gas storage, commodity and transportation in the mid-Atlantic and southern states. SJRG also conducts price-risk management activities.

         4) Marina Energy LLC (Marina) develops and operates energy-related projects in southern New Jersey. Marina's largest project, the development of a facility to provide cooling, heating and hot water to The Borgata Resort in Atlantic City, is scheduled to be fully operational by the summer of 2003.

         SJI also has a joint venture investment with Conectiv Solutions, LLC in Millennium Account Services, LLC (Millennium). Millennium provides meter reading services to SJG and Conectiv Power Delivery in southern New Jersey.

         Estimates and Assumptions - As described in the footnotes to our condensed consolidated financial statements, management must make estimates and assumptions that affect the amounts reported in the financial statements and related disclosures. Actual results could differ from those estimates. Three types of transactions presented in our condensed consolidated financial statements require a significant amount of judgment and estimation. These relate to regulatory assets, energy trading activities and environmental remediation costs.

                                     SJI-19


         The New Jersey Board of Public Utilities (BPU) has reviewed and approved most of the items shown as regulatory assets through specific orders. Other items represent costs that were not yet approved by the BPU for recovery, but are the subject of current or future filings. In recording these costs as regulatory assets, management believes the costs are probable of recovery under existing rate-making concepts that are embodied in current rate orders received by SJG. However, ultimate recovery is subject to BPU approval.

         Beginning January 1, 2001, SJI recognizes assets or liabilities for the energy-related contracts entered into by its non-regulated subsidiary, SJRG, when the contracts are executed. We record contracts at their fair value in accordance with either Emerging Issues Task Force Issue Number 98-10 or FASB Statement No. 133. We adjust the fair value of the contracts each reporting period for changes in the market. We derive the fair value for most of the energy-related contracts from markets where the contracts are actively traded and quoted. For other contracts, SJI uses published market surveys and in certain cases, independent parties to obtain quotes concerning the contracts' current value. Market quotes tend to be more plentiful for contracts maturing in two years or less. Very few of our contracts extend beyond two years.

         An outside consulting firm assists us in estimating future costs for environmental remediation activities. We estimate future costs based on projected investigation and work plans using existing technologies. Developing a single reliable estimation point is not feasible because of the amount of uncertainty involved in the nature of projected remediation efforts and the long period over which remediation efforts will continue. Therefore, we estimate the range of future costs at $52.1 million to $157.9 million. In preparing financial statements, SJI records liabilities for future costs using the lower end of the range. We update estimates each year to take into account past efforts, changes in work plans and remediation technologies.

         Revenue Recognition - SJG, SJE and SJRG bill customers monthly for gas delivered and recognize those revenues during the month. For SJG and SJE retail customers we do not bill at the end of each month; we make an accrual to recognize revenues for gas delivered from the date of the last bill to the end of the month. We bill SJG customers at rates approved by the BPU. SJE and SJRG customers are billed at rates negotiated between the parties.

         We defer and recognize revenues related to SJG's appliance warranty contracts over the full 12-month term of the contract as earned.

         The BPU allows SJG to recover the excess cost of gas sold over the cost included in base rates through the Basic Gas Supply Service (BGSS) price structure (formerly known as the Levelized Gas Adjustment Clause). SJG defers over/under-recoveries of gas costs and includes them in subsequent adjustments to the BGSS rate or other similar rate recovery mechanism. These adjustments can result in over/under-recoveries of gas costs being included in rates during future periods. As a result of these deferrals, utility revenue recognition does not directly translate to profitability. While we realize profits on gas sales during the month of providing the utility service, significant shifts in revenue recognition may result from the various recovery clauses approved by the BPU (See Regulatory Matters) without shifting profits between periods.

         New Accounting Pronouncements - In January 2003, SJI adopted Statement No. 143, "Accounting for Asset Retirement Obligations," which establishes accounting and reporting standards for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement

                                     SJI-20


costs. SJG has certain easements and right-of-way agreements that qualify as legal obligations under Statement No. 143. However, SJG intends to maintain these agreements in perpetuity; therefore, no change in its current accounting practices is required at this time.

          SJG recovers certain asset retirement costs through rates charged to customers as an approved component of depreciation expense. When SJG retires depreciable properties, we charge the original cost thereof, plus cost of removal less salvage, to accumulated depreciation. As of March 31, 2003, SJG had accrued amounts in excess of actual removal costs incurred totaling $42.5 million which is included in utility plant accumulated depreciation. We do not expect the adoption of this statement to materially affect SJI's financial condition or results of operations.

          In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," which is effective for SJI's 2002 annual financial statements and subsequent interim financial reporting. This statement provides alternate methods of transitioning for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it requires prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement currently have no impact on SJI's financial statements.

          Forward-Looking Statements - This report contains certain forward-looking statements concerning projected financial and operating performance, future plans and courses of action and future economic conditions. All statements in this report other than statements of historical fact are forward-looking statements. These forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting the company and involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and actual results could differ materially from those expressed or implied in the forward-looking statements. Also, in making forward-looking statements, we assume no duty to update these statements should expectations change or actual results and events differ from current expectations.

         A number of factors could cause our actual results to differ materially from those anticipated including, but not limited to, the following: general economic conditions on an international, national, state and local level; weather conditions in our marketing areas; changes in commodity costs; changes in the availability of natural gas; regulatory and court decisions; competition in our utility and nonutility activities; the availability and cost of capital; our ability to maintain existing joint ventures to take advantage of marketing opportunities; costs and effects of legal proceedings and environmental liabilities; the failure of customers or suppliers to fulfill their contractual obligations; and changes in business strategies.

         Mandatorily Redeemable Preferred Securities - SJG's statutory trust subsidiary, SJG Capital Trust, currently has $35 million of 8.35% SJG-Guaranteed Mandatorily Redeemable Preferred Securities outstanding. SJG may redeem these securities at a price equal to 100% of the principal amount at any time. The securities currently trade on the New York Stock Exchange under the symbol SJI.T.

                                     SJI-21


         Customer Choice Legislation - All residential natural gas customers in New Jersey can choose their gas supplier under the terms of the Electric Discount and Energy Competition Act of 1999. As of March 31, 2003, 92,897 SJG residential customers chose a natural gas commodity supplier other than the utility. This number increased from 52,802 at March 31, 2002 as marketers were able to offer natural gas at prices competitive with those available under regulated utility tariffs. Customers purchasing natural gas from providers other than the utility are charged for gas costs by the marketer, not the utility. The resulting decrease in SJG's revenues is offset by a corresponding decrease in SJG's gas costs. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income or financial condition. The BPU continues to allow for full recovery of natural gas costs through the Basic Gas Supply Service as well as other costs of service including deferred costs, through tariffs. SJI has benefited from customer choice legislation as SJE has successfully competed for and profited from its gas commodity customers.

         Temperature Adjustment Clause -

         SJG's Board of Public Utilities approved Temperature Adjustment Clause
(TAC) had the following impacts on 2003 and 2002 first quarter net earnings:

                                               2003             2002
                                            ----------       ----------
TAC Adjustment (Decrease) Increase to
  Net Income ($ in thousands)

     Quarter Ended 3/31                     $   (1,400)      $   3,000


         The clause is designed to mitigate the effect of variations in heating season temperatures from historical norms for both SJG and its customers. While the revenue and income impacts of TAC adjustments are recorded as incurred, cash inflows or outflows directly attributable to TAC adjustments generally do not begin until the next TAC year. Each TAC year begins October 1.

         Operating Revenues - Utility - Revenues increased $74.0 million in the first quarter of 2003 compared with the prior year period. The increase was primarily due to three factors. First, weather in the first quarter of 2003 was 27.7% colder than the prior year period. Second, off-system sales revenues increased due to higher prices for natural gas sold and slightly higher unit sales volume in 2003 than in the prior year. Third, SJG's total customers increased from 290,604 as of March 31, 2002 to 298,767 as of March 31, 2003. Partially offsetting the effect of these factors was a 76% increase in the number of residential customers purchasing their gas from a source other than the utility. The decline in customers who purchased their natural gas from the utility directly impacted utility revenues. However, since gas costs are passed on directly to customers without any profit margin added by SJG, the increased customer usage of gas marketers did not impact SJG's profitability.

         As a result of SJG's Temperature Adjustment Clause, revenues from utility ratepayers are closely tied to 20-year normal temperatures calculated under the clause and not actual temperatures. While the clause significantly reduces fluctuations in revenues related to temperature, as a general rule, revenues continue to be positively impacted by colder weather and negatively

                                     SJI-22


impacted by warmer weather. Weather in the first quarter of 2003 was 27.7% colder than in 2002 and 6.3% colder for the year than the 20-year TAC average.

         The following is a comparison of operating revenue and throughput for the three month period ended March 31, 2003 vs. the same period ended March 31, 2002.


                                                             March 31,
                                                       2003            2002
                                                  -------------   -------------
Operating Revenues (Thousands):
Firm
     Residential                                      $  89,308       $  76,099
     Commercial                                          27,430          22,544
     Industrial                                           2,367           1,709
     Cogeneration & Electric Generation                   1,322             616
     Firm Transportation                                 28,060          14,264
                                                  -------------   -------------

         Total Firm Operating Revenues                  148,487         115,232
                                                  -------------   -------------

Interruptible                                               491             239
Interruptible Transportation                                195             475
Off-System                                               88,730          35,753
Capacity Release & Storage                                1,303           1,694
Other                                                       730             790
Intercompany Sales                                      (23,797)        (12,002)
                                                  -------------   -------------
         Total Operating Revenues                     $ 216,139       $ 142,181
                                                  =============   =============

Throughput (MMcf):
Firm
     Residential                                          8,055           7,142
     Commercial                                           2,729           2,334
     Industrial                                             105              91
     Cogeneration & Electric Generation                     108              87
     Firm Transportation                                 11,063           7,483
                                                  -------------   -------------

         Total Firm Throughput                           22,060          17,137

Interruptible                                                36              48
Interruptible Transportation                                411             957
Off-System                                               11,730          11,303
Capacity Release & Storage                                5,993           6,646
                                                  -------------   -------------

         Total Throughput                                40,230          36,091
                                                  =============   =============

                                     SJI-23


         Total gas throughput increased 11.5% to 40.2 billion cubic feet (Bcf) in the first quarter of 2003. The higher throughput was primarily due to colder temperatures experienced in 2003. The increase in firm transportation throughput reflected the increasing number of households purchasing their gas from suppliers other than SJG.

         Operating Revenues - Nonutility - Nonutility operating revenues increased by $28.8 million for the first quarter of 2003 compared to the first quarter of 2002. Most of the increase was due to the significant customer growth experienced by SJE, evidenced by the addition of over 33,000 residential and 2,100 commercial natural gas customers over the last twelve months. Higher natural gas prices and significantly colder weather also contributed to this increase.

         Cost of Gas Sold - Utility - Cost of gas sold - utility increased $67.6 million for the first quarter of 2003 compared with the same period in 2002 due principally to a 29% increase in firm gas sales volume and higher gas costs for off-system sales. Colder weather was the main cause of the increase in firm gas sales volume; however, this was partially offset by the migration of firm gas sales customers to transportation service. SJG's gas cost during the first quarter of 2003 averaged $6.80 per decatherm (dt) compared with $4.56/dt in 2002. . Unlike gas costs associated with off-system sales, changes in the unit cost of gas sold to utility ratepayers do not directly affect cost of gas sold - utility. We defer and address fluctuations in gas costs to ratepayers not reflected in current rates in future periods under a BPU-approved Basic Gas Supply Service price structure, formerly known as the Levelized Gas Adjustment Clause. Gas supply sources include contract and open-market purchases. SJG secures and maintains its own gas supplies to serve its sales customers. We do not anticipate any difficulty renewing or replacing expiring contracts under substantially similar terms and conditions.

         Cost of Sales - Nonutility - Cost of sales - nonutility increased $26.9 million in the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002 due mainly to SJE's customer growth, colder temperatures and higher gas prices as described in the Operating Revenues - Nonutility section.

         Operations - A summary of net changes in operations (in thousands):

                                             Three Months Ended
                                                  March 31,
                                               2003 vs. 2002
                                             ------------------
Utility:
         Other Production Expense                $       23
         Transmission                                    31
         Distribution                                   221
         Customer Accounts and Services                (127)
         Sales                                           (2)
         Administration and General                     725
         Nonutility                                     977
                                                 ----------

                  Total Operations               $    1,848
                                                 ==========

                                     SJI-24


         Distribution expenses increased 11.5% in the first quarter of 2003 compared with the same period in 2002. This was primarily due to severe weather conditions experienced during the first quarter of 2003 that resulted in a significant increase in overtime hours. The weather created operating issues that ranged from snow removal, to water intrusion in gas lines in oceanfront communities, to higher shut-off for non-payment activity,.

         Customer Accounts and Services expenses includes bad debt expense from customer account write-offs. The collectibility of delinquent customer accounts is generally determined during the winter season following the one where the customer's account became delinquent - as temperatures drop, many customers with delinquent balances will begin making payments in order to have their heat restored. As the 2001-2002 winter season was one of the warmest winters on record, many of our customers with delinquent balances from the prior winter did not make payments to have their heat restored as would normally be expected. As such, our bad debt expense was unusually high during the first quarter of 2002. However, as the 2002-2003 winter season was colder-than-normal, customers with delinquent balances from the year before did make payments as expected to have their heat restored. This resulted in a much lower bad debt expense in the first quarter of 2003, as compared with 2002.

         Administrative and General (A&G) expenses increased in the first quarter of 2003 compared with the same period in 2002 because of increasing healthcare, pension and insurance costs.

         Nonutility expenses in 2003 rose primarily due to higher customer acquisition costs resulting from substantial growth in SJE's customer base.

         Other Operating Expenses - A summary of principal changes in other consolidated operating expenses (in thousands):

                                        Three Months Ended
                                             March 31,
                                          2003 vs. 2002
                                        ------------------

Maintenance                                 $      41
Depreciation                                      336
Energy and Other Taxes                          1,271


         Depreciation was higher due to SJG's increased investment in property, plant and equipment. Changes in Energy and Other Taxes relate primarily to changes in volumes of gas sold and transported by SJG.

         Interest Charges - Interest charges were lower in the first quarter of 2003 compared with the prior year period due primarily to reductions in short-term rates on line of credit borrowings and the refunding of higher priced, fixed rate, long-term debt with lower cost, floating rate, short-term debt. We expect to refinance these refundings during 2003 with long-term debt issuances under our Medium Term Note program at significantly lower interest rates compared to the previous long-term interest rates.

                                     SJI-25


         Discontinued Operations - Loss from discontinued operations increased in 2003 due mainly to product liability litigation associated with previously disposed of businesses.

         Cumulative Effect of a Change in Accounting Principle - Net - On October 25, 2002, the EITF rescinded its consensus in Issue No. 98-10 effective for transactions entered into after that date, with a cumulative effect adjustment for previously existing transactions to be recognized in the quarter beginning January 1, 2003. As a result of the rescission, SJI only marks-to-market those energy-related contracts that meet the definition of a derivative in Statement No. 133. Energy-related contracts that do not meet the definition of a derivative are accounted for using the accrual basis of accounting. The effect of this change in accounting resulted in a net charge of $426,338 shown as a Cumulative Effect of a Change in Accounting Principle - Net. Furthermore, management has designated any contract entered into after December 31, 2002 to hedge physical gas in storage as a cash flow hedge and accounts for them accordingly. As of March 31, 2003, we calculated these hedges to be highly effective; therefore, we record the offset, net of taxes, in Accumulated Other Comprehensive Loss.

         Net Income Applicable to Common Stock - Net income for the quarter ended March 31, 2003 was $22.3 million, or $1.82 per share, compared with $19.7 million, or $1.65 per share for the quarter ended March 31, 2002. Reasons for the increases in net income are detailed above.

         Regulatory Matters - In January 1997, the BPU granted SJG a 9.62% rate of return on rate base, which included an 11.25% return on common equity. Additionally, our threshold for sharing pre-tax margins generated by interruptible and off-system sales and transportation increased. Currently, SJG keeps 100% of pre-tax margins up to the threshold level of $7.8 million. The next $750,000 is credited to customers through the Basic Gas Supply Service ("BGSS") charge. Thereafter, SJG keeps 20% of the pre-tax margins as we have historically.

         Effective January 10, 2000, the BPU approved full unbundling of SJG's system. This allows all natural gas consumers to select their natural gas commodity supplier. As of March 31, 2003, 92,897 of SJG's residential customers were purchasing their gas commodity from someone other than SJG. Customers choosing to purchase natural gas from providers other than the utility are charged for the cost of gas by the marketer, not the utility. The resulting decrease in SJG's revenues is offset by a corresponding decrease in gas costs. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income or financial condition. The BPU continues to allow for full recovery of natural gas costs through the BGSS as well as other costs of service, including deferred costs, through tariffs.

         In November 2001, SJG filed for a $2.7 million rate increase to recover the cash related to a 3-year net deficiency in the Temperature Adjustment Clause
(TAC). Additionally, in September 2002, SJG filed for an $8.6 million rate increase to recover the cash related to a TAC deficiency resulting from warmer-than-normal weather for the 2001-2002 winter. As a result of the colder-than-normal 2002-2003 winter, the cumulative TAC deficiency has decreased to $7.5 million as of March 31, 2003.

                                     SJI-26


         Also in November 2001, SJG filed for a $17.6 million reduction to the Levelized Gas Adjustment Clause (LGAC) The LGAC was the predecessor clause to the BGSS. The BPU approved the LGAC reduction effective December 1, 2001 and concurrently approved recovery of SJG's October 31, 2001 underrecovered gas cost balance. As a result, SJG began recovering $48.9 million over three years plus interest accrued since April 1, 2001. We are also recovering interest for the 3-year amortization period at a rate of 5.75%. As of March 31, 2003, the remaining deferred underrecovered balance totaled $25.2 million.

         During 2002, the BPU convened a gas policy group to address Basic Gas Supply Service (BGSS), which is the gas supply service being provided by the natural gas utility. On December 18, 2002, the BPU approved the proposed BGSS price structure which was submitted by the gas policy group. The BGSS approved price structure replaced the Levelized Gas Adjustment Clause (LGAC) pricing structure that was in place prior to March 2003. The LGAC was structured to reset gas charges to consumers once per year. The BGSS permits multiple resets each year. With the implementation of BGSS in March 2003, customers are able to make more informed decisions about choosing an alternate supplier by having a utility price structure that more currently reflects market conditions. Further, BGSS provides SJG with more pricing flexibility, through automatic rate changes under certain conditions and under certain limitations, resulting in the reduction of over/under-recoveries. LGAC related mechanisms, such as deferred accounting treatment, the sharing of pre-tax margins generated by interruptible and off-system sales and transportation, and the allowance for full recovery of natural gas costs, remain in place under BGSS.

         In September 2002, SJG filed with the BPU to maintain its current BGSS rate through October 2003. However, due to recent price increases in the wholesale market, in February 2003 SJG filed an amendment to the September 2002 filing. The filing proposed an $11.6 million increase to SJG's annual gas costs revenues, and was approved by the BPU in April 2003.

         In August 2002, SJG filed for a Societal Benefits Clause (SBC) rate increase. The SBC recovers costs related to BPU mandated programs, including environmental remediation costs that are recovered through SJG's Remediation Adjustment Clause (RAC); energy efficiency and renewable energy program costs that are recovered through SJG's New Jersey Clean Energy Programs; consumer education program costs; and low income program costs. If approved, the rate increase filed would provide for an annual recovery level of $13.7 million, representing an annual increase of approximately $7.0 million over the $6.7 million recovery currently included in rates.

         Also in August 2002, SJG filed a petition with the BPU to transfer its appliance service business from the regulated utility into a newly created unregulated company. As filed, the newly created company would have the flexibility to be more responsive to competition and customer needs by expanding and modifying its service offerings in an unregulated environment.

         Filings and petitions described above are still pending unless otherwise indicated.

         Liquidity and Capital Resources - Liquidity needs at SJI are driven by factors that include natural gas commodity prices; the impact of weather on customer bills; lags in fully collecting gas costs from customers under the Basic Gas Supply Service charge; working capital needs of our energy trading activities; the timing of

                                     SJI-27


construction and remediation expenditures and related permanent financings; mandated tax payment dates; and both discretionary and required repayments of long-term debt.

         Lines of credit available to SJI totaled $182.0 million at March 31, 2003, of which $85.6 million was used. All but $10 million of these lines are available through five commercial banks on an uncommitted basis. The banks and SJI review and renew the lines annually. The $10 million line is extended on a committed basis, maturing May 2003 by a sixth commercial bank. $157 million of these lines were exclusively for SJG's use. SJI has long-standing relationships with all of these banks and we believe, based upon ongoing dialogue, that there will continue to be sufficient credit available to meet our business' future liquidity needs.

         SJI supplements its operating cash flow and credit lines with both debt and equity capital. Over the years, SJG has used long-term debt, primarily in the form of First Mortgage Bonds, to finance its long-term needs. These needs are primarily capital expenditures for property, plant and equipment. Since 1998, SJG has financed these needs via a Medium Term Note (MTN) program, secured in similar fashion to the First Mortgage Bonds. SJG's registration of a new $150 million MTN program with the Securities and Exchange Commission became effective in December 2002. This program replaces a previous $100 million, 3-year MTN program that was fully used in 2001. Current maturities on long-term debt over the next five years are as follows: $10.7 million per year in 2003 through 2005; $9.0 million in 2006; and $8.4 million in 2007.

         Since September 2001, Marina issued $20 million of tax-exempt and $25 million of taxable variable rate demand bonds through the New Jersey Economic Development Authority. The tax-exempt and taxable bonds mature in 2031 and 2021, respectively. Investors in the bonds receive liquidity and credit support via a letter of credit provided by a syndicate of commercial banks. We are using the proceeds of this bond issuance to fund project development and construction costs for the thermal energy plant being constructed by Marina to serve The Borgata Resort which is scheduled to open in summer 2003.

         SJI has raised equity capital over the past three years through its Dividend Reinvestment Plan (DRP). Participants in SJI's DRP receive newly issued shares. We offer a 2% discount on DRP investments because it is the most cost-effective way for us to raise equity capital in the quantities we are seeking. Through the DRP, SJI raised $1.5 million of equity capital by issuing 48,417 shares for the quarter ended March 31, 2003 and $2.0 million of equity capital by issuing 59,716 shares for the quarter ended March 31, 2002. We anticipate raising approximately $16 million of equity capital through the DRP in 2003.

Capital Expenditures, Commitments and Contingencies

         Capital Expenditures - SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental remediation costs. We estimate the net costs for 2003, 2004 and 2005 at approximately $58.2 million, $64.0 million and $55.7 million, respectively.

         Commitments and Contingencies - SJG has certain commitments for both pipeline capacity and gas supply for which it pays fees regardless of usage. Those commitments as of March 31, 2003 average $44.1 million annually and total

                                     SJI-28


$292.6 million over the contracts' lives. Approximately 15% of the financial commitment under these contracts expires during the next five years. We expect to renew each of these contracts under renewal provisions provided in each contract. SJG recovers all prudently incurred fees through rates via the BGSS.


             Item 3. Quantitative and Qualitative Disclosures About
                           Market Risks of the Company

Market Risks

         Commodity Market Risks - Certain regulated and unregulated SJI subsidiaries are involved in buying, selling, transporting and storing natural gas for their own accounts as well as managing these activities for others. These subsidiaries are subject to market risk due to price fluctuations. To hedge against this risk, we enter into a variety of physical and financial transactions including forward contracts, swaps, futures and options agreements. To manage these transactions, SJI has a well-defined risk management policy approved by our board of directors that includes volumetric and monetary limits. Management reviews reports detailing trading activity daily. Generally, we enter into derivative activities described above for risk management, not trading, purposes.

         SJG and SJE transact commodities on a physical basis only and do not enter into financial derivative positions directly. SJRG manages risk for these entities as well as for its own portfolio by entering into the types of transactions noted above. It is management's policy, to the extent practical, within predetermined risk management policy guidelines, to have limited unmatched positions on a deal or portfolio basis while conducting these activities. As a result of holding open positions to a minimal level, the financial impact to SJRG of changes in value of a particular transaction is substantially offset by an opposite change in the related hedge transaction. As of March 31, 20032, SJRG had $12.8 million of accounts receivable under sales contracts. Of that total, 93% were with companies rated investment-grade, or were guaranteed by an investment-grade-rated parent or were with companies where we have a collateral arrangement.

         SJRG and SJE entered into certain contracts to purchase, sell, and transport natural gas. We derived a net unrealized pre-tax gain on these energy trading and related contracts of $1.5 million and $1.7 million at March 31, 2003 and 2002, respectively, primarily from contracts entered into during 2003 and 2002 and it is included as a component of revenues - nonutility. SJRG's and SJE's contracts are typically less than 12 months long. The fair value of these contracts determined under the mark-to-market method as of March 31, 20032 is as follows (in thousands):

Assets
                                        Maturity      Maturity
         Source of Fair Value           < 1 Year      1-3 Years       Total
         --------------------          -----------   -----------   -----------

Prices Actively Quoted     NYMEX       $    16,153   $     1,183   $    17,336
Other External Sources     Basis             5,270           745         6,015
                                       -----------   -----------   -----------
Total                                  $    21,423   $     1,928   $    23,351
                                       ===========   ===========   ===========


                                     SJI-29


Liabilities
                                         Maturity      Maturity
          Source of Fair Value          < 1 Year      1-3 Years       Total
          --------------------         -----------   -----------   -----------

Prices Actively Quoted     NYMEX       $     8,528   $     1,150   $     9,678
Other External Sources     Basis             2,039           787         2,826
                                       -----------   -----------   -----------
Total                                  $    10,567   $     1,937   $    12,504
                                       ===========   ===========   ===========


         NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location.

         A reconciliation of SJI's estimated net fair value of energy trading and related contracts follows (in thousands):


Net Energy Trading and Related Assets, January 1, 2003          $      14,196
Contracts Settled During Quarter Ended March 31, 2003, Net               (392)
Other Changes in Fair Value from Continuing and
   New Contracts,  Net                                                 (2,957)
                                                                -------------

Net Energy Trading and Related Assets, March 31, 2003           $      10,847
                                                                =============


         Interest Rate Risk - Our exposure to interest rate risk relates primarily to short-term, variable rate borrowings. Our short-term, variable rate debt outstanding at March 31, 2003 was $85.6 million and averaged $120.5 million for the first quarter. A hypothetical 100 basis point (1%) increase in interest rates on our average variable rate debt outstanding would result in a $711,000 increase in our interest expense net of tax on an annual basis. We chose the 100 basis point increase for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2002 -- 74 b.p. decrease; 2001 -- 383 b.p. decrease; 2000 -- 83 b.p.
increase; 1999 -- 81 b.p. increase; and 1998 -- 38 b.p. decrease. For March 2003, our average interest rate on variable rate debt was 2.13%.

         To reduce exposure to an interest rate increase on our variable rate debt, SJG entered into two interest rate swap agreements. The swaps fixed the rate on $40 million of variable rate debt from April 2002 to March 2003 at 3.57%. The swap contracts expired as scheduled in March and borrowings under our bank lines are currently unhedged. SJG primarily issues long-term debt at fixed rates and, consequently, interest expense is not significantly impacted by changes in market interest rates. SJG prepaid, at par, $3.0 million of 8.6% debenture notes in February 2003. SJG also redeemed an additional $5.1 million of 10.25% first mortgage bonds prior to scheduled maturity in May 2003. SJG paid a premium of $110,000 to redeem that issue. The only long-term debt outstanding other than that issued by the utility consists of the New Jersey Economic Development Authority bonds used to finance the construction of Marina's thermal plant. They were issued at floating rates that reset weekly. Subsequent to issuance, we entered into interest rate swap contracts that effectively fixed the rate on $20 million of tax-exempt debt at 4.08% through 2011 and $19 million of taxable debt at 4.59% through 2007. The amount of the swap on the taxable debt reduces annually commencing December 2003.

                                     SJI-30



                         Item 4. Controls and Procedures

         SJI management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.





                                     SJI-31



                          PART II -- OTHER INFORMATION


                            Item l. Legal Proceedings

         Information required by this Item is incorporated by reference to Part I, Item 1, Note 9, beginning on page 17.


           Item 4. Submission of Matters to a Vote of Security Holders

         (a) Our annual meeting of shareholders was held on April 17, 2003.

         (c) Three Class II directors (with a term expiring 2006) were elected as follows:

                                                           For        Withheld

                           Shirli M. Billings           10,851,252     209,452
                           Sheila Hartnett-Devlin       10,792,194     268,510
                           Frederick R. Raring          10,880,885     179,819

             One Class III director (with a term expiring in 2004)

                           Clarence D. McCormick        10,853,941     206,763

             Class I directors (with a term expiring in 2005) continuing in office are: Charles Biscieglia, Keith S. Campbell, and W. Cary Edwards

             Class III directors (with a term expiring in 2004) continuing in office are: Herman D. James and William J. Hughes

            The appointment of Deloitte & Touche LLP as our independent accountants for the year ending December 2003 was approved by a vote of 10,945,035 for the appointment and 58,242 against, with 57,427 abstentions.


                    Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit No.                       Description

              99.1                     Certification pursuant to 18 U.S.C.
              99.2                     Section 1350, as adopted pursuant to
                                       Section 906 of the Sarbanes-Oxley Act of
                                       2002.


                                     SJI-32


         (b)  Form 8-K

              Dated April 16, 2003   South Jersey Industries issued a press
                                     release providing an earnings report for the first quarter of 2003, ending March 31.
                                     Item 5, "Other Events"
                                     Item 9, "Regulation FD Disclosure"
                                     Item 12, "Disclosure of Results of
                                     Operations and Financial Conditions"

              Dated May 5, 2003      South Jersey Industries issued a press
                                     release setting forth 2003 earnings per
                                     share expectations.
                                     Item 9, "Regulation FD Disclosure"


                                     SJI-33




                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          SOUTH JERSEY INDUSTRIES, INC.
                                  (Registrant)



Dated:  May 14, 2003                By:  /s/  Charles Biscieglia
                                         -------------------------------------
                                              Charles Biscieglia



Dated:  May 14, 2003                By:  /s/  David A. Kindlick
                                         ------------------------------------
                                              David A. Kindlick
                                              Vice President, Treasurer & Chief
                                              Financial Officer



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

                                     SJI-34


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



Date: May 14, 2003                  /s/ Charles Biscieglia
                                    -------------------------------------------
                                    Charles Biscieglia
                                    Chairman and Chief Executive Officer


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

                                     SJI-35


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



Date: May 14, 2003                  /s/ David A. Kindlick
                                    -------------------------------------------
                                    David A. Kindlick
                                    Vice President, Chief Financial Officer and
                                    Treasurer





                                     SJI-36