Form 10-Q
period 2003-06-30
SOUTH JERSEY INDUSTRIES INC
filed 2003-08-14
CIK 91928

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark one)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2003
                                        -----------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to _____________

                          Commission File Number 1-6364

                          SOUTH JERSEY INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

        New Jersey                                        22-1901645
 (State of incorporation)                      (IRS employeridentification no.)

                     1 South Jersey Plaza, Folsom, NJ 08037
          (Address of principal executive offices, including zip code)

                                 (609) 561-9000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 1, 2003, there were 12,570,161 shares of the registrant's common stock outstanding.


===============================================================================



                         PART I -- FINANCIAL INFORMATION



              Item 1. Financial Statements-- See Pages 3 through 20

                                     SJI-2


         SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

            (In Thousands Except for Per Share Data)

                                                             Three Months Ended
                                                                   June 30,
                                                             ------------------
                                                               2003       2002
                                                             --------   --------
Operating Revenues:
  Utility                                                    $ 68,164   $ 62,777
  Nonutility                                                   38,051     21,423
                                                             --------   --------
      Total Operating Revenues                                106,215     84,200
                                                             --------   --------
Operating Expenses:
  Cost of Gas Sold - Utility                                   41,965     38,875
  Cost of Sales - Nonutility                                   34,682     19,345
  Operations                                                   12,425     11,278
  Maintenance                                                   1,482      1,673
  Depreciation                                                  5,932      5,582
  Energy and Other Taxes                                        2,207      2,120
                                                              --------  --------
      Total Operating Expenses                                 98,693     78,873


Operating Income                                                7,522      5,327

Other Income and Expense:
  Equity in Affiliated Companies                                  192        203
  Other                                                            20        682
                                                              --------  --------

      Total Other Income and Expense                              212        885

Interest Charges                                                3,721      4,392

Preferred Dividend Requirements of Subsidiary                     764        764
                                                              --------  --------
Income Before Income Taxes                                      3,249      1,056

Income Taxes                                                    1,293        335
                                                              --------  --------

Income from Continuing Operations                               1,956        721

Discontinued Operations - Net                                    (154)     (118)
Cumulative Effect of a Change in Accounting Principle - Net        -         -
                                                              --------  --------
      Net Income Applicable to Common Stock                   $ 1,802      $ 603
                                                              ========  ========
Basic Earnings Per Common Share:
  Continuing Operations                                        $ 0.16    $4 0.06
  Discontinued Operations - Net                                 (0.01)    (0.01)
  Cumulative Effect of a Change in Accounting Principle - Net      -          -
                                                              --------  --------
      Basic Earnings Per Common Share                          $ 0.15     $ 0.05
                                                              ========  ========
Average Shares of Common Stock Outstanding - Basic             12,387     11,990

Diluted Earnings Per Common Share:
  Continuing Operations                                        $ 0.16     $ 0.06
  Discontinued Operations - Net                                 (0.01)    (0.01)
  Cumulative Effect of a Change in Accounting Principle - Net      -        -
                                                              --------  --------
      Diluted Earnings Per Common Share                        $ 0.15     $ 0.05
                                                              ========  ========
Average Shares of Common Stock Outstanding - Diluted           12,489     12,073

Dividends Declared per Common Share                           $ 0.385    $ 0.375
                                                              ========  ========

The accompanying footnotes are an integral part of the financial statements.

                                     SJI-3


         SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

    CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

            (In Thousands Except for Per Share Data)

                                                                 Six Months Ended
                                                                      June 30,
                                                               ----------------------
                                                                  2003       2002
                                                               ----------  ----------
Operating Revenues:
  Utility                                                      $ 284,304    204,957
  Nonutility                                                     101,737     56,274
                                                               ----------  ---------

      Total Operating Revenues                                   386,041    261,231
                                                               ----------  ---------
Operating Expenses:
  Cost of Gas Sold - Utility                                     197,032    126,318
  Cost of Sales - Nonutility                                      90,899     48,693
  Operations                                                      24,666     21,671
  Maintenance                                                      2,940      3,090
  Depreciation                                                    11,767     11,081
  Energy and Other Taxes                                           7,321      5,962
                                                               ----------  ---------
      Total Operating Expenses                                   334,625    216,815
                                                               ----------  ---------
Operating Income                                                  51,416     44,416

Other Income and Expense:
  Equity in Affiliated Companies                                     379        366
  Other                                                              (96)       609
                                                               ----------  ---------
      Total Other Income and Expense                                 283        975

Interest Charges                                                   7,705      9,039

Preferred Dividend Requirements of Subsidiary                      1,529      1,529
                                                               ----------  ---------
Income Before Income Taxes                                        42,465     34,823

Income Taxes                                                      17,672     14,384
                                                               ----------  ---------
Income from Continuing Operations                                 24,793     20,439

Discontinued Operations - Net                                       (302)      (150)
Cumulative Effect of a Change in Accounting Principle - Net         (426)         -
                                                               ----------  ---------
      Net Income Applicable to Common Stock                     $ 24,065   $ 20,289
                                                               ==========  =========
Basic Earnings Per Common Share:
  Continuing Operations                                           $ 2.01     $ 1.71
  Discontinued Operations - Net                                    (0.03)     (0.01)
  Cumulative Effect of a Change in Accounting Principle - Net      (0.03)        -
                                                               ----------  ---------
      Basic Earnings Per Common Share                             $ 1.95     $ 1.70
                                                               ==========  =========
Average Shares of Common Stock Outstanding - Basic                12,316     11,952

Diluted Earnings Per Common Share:
  Continuing Operations                                           $ 2.00     $ 1.70
  Discontinued Operations - Net                                    (0.03)     (0.01)
  Cumulative Effect of a Change in Accounting Principle - Net      (0.03)        -
                                                               ----------  ---------
      Diluted Earnings Per Common Share                           $ 1.94     $ 1.69
                                                               ==========  =========
Average Shares of Common Stock Outstanding - Diluted              12,408     12,011

Dividends Declared per Common Share                              $ 0.770    $ 0.750
                                                               ==========  =========

The accompanying footnotes are an integral part of the financial statements.

                                     SJI-4


                    SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In Thousands)

                                                                               (Unaudited)
                                                                                 June 30,                 December 31,
                                                                       ----------------------------       ------------
                                                                          2003              2002             2002
                                                                       ------------      ----------       -----------
Property, Plant and Equipment:
  Utility Plant, at original cost                                       $ 867,801        $ 822,053        $ 846,865
    Accumulated Depreciation                                             (245,923)        (229,078)        (236,813)
  Nonutility Property and Equipment, at cost                               63,352           42,452           57,950
    Accumulated Depreciation                                               (1,550)          (1,100)          (1,428)
                                                                        -----------      -----------      -----------
        Property, Plant and Equipment - Net                               683,680          634,327          666,574
                                                                        -----------      -----------      -----------
Investments:
  Available-for-Sale Securities                                             3,712            3,330            3,462
  Restricted                                                                3,421            7,026            2,080
  Investment in Affiliates                                                  2,034            1,775            1,849
                                                                        -----------      -----------      -----------

        Total Investments                                                   9,167           12,131            7,391
                                                                        -----------      -----------      -----------
Current Assets:
  Cash and Cash Equivalents                                                 4,635            6,599            4,291
  Accounts Receivable                                                     101,265           61,811           94,105
  Unbilled Revenues                                                         7,489            9,849           33,537
  Provision for Uncollectibles                                             (3,366)          (2,671)          (3,170)
  Natural Gas in Storage, average cost                                     48,832           40,214           41,490
  Materials and Supplies, average cost                                      3,580            3,755            4,156
  Energy Trading and Related Assets                                        20,621           21,968           29,089
  Prepaid Taxes                                                            10,974           11,621            2,440
  Derivatives                                                                 803                -
  Other Prepayments and Current Assets                                      6,068            5,849            6,761
                                                                        -----------       ----------       ----------
        Total Current Assets                                              200,901          158,995          212,699
                                                                        -----------       ----------       ----------
Regulatory and Other Non-Current Assets:
  Deferred Fuel Costs - Net                                                11,941           39,683           31,594
  Other Regulatory Assets                                                  71,912           76,369           73,710
  Energy Trading and Related Assets                                         4,157            5,070            2,767
  Derivatives                                                                  37                -                -
  Unamortized Debt Discount and Expense                                     6,388            6,671            7,086
  Other                                                                    14,607            4,897            9,939
                                                                        -----------       ----------       ----------
        Total Regulatory and Other Non-Current Assets                     109,042          132,690          125,096
                                                                        -----------       ----------       ----------
              Total Assets                                            $ 1,002,790        $ 938,143      $ 1,011,760
                                                                      =============      ===========    =============

The accompanying footnotes are an integral part of the financial statements.

                                     SJI-5



                                   SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (In Thousands)

                                                                             (Unaudited)
                                                                               June 30,                December 31,
                                                                        --------------------------      ----------
                                                                           2003            2002            2002
                                                                        ----------      ----------      ----------
Capitalization and Liabilities

Common Equity:
  Common Stock                                                           $ 15,515         $ 15,014         $ 15,258
  Premium on Common Stock                                                 156,709          144,557          150,434
  Accumulated Other Comprehensive Loss                                     (6,153)          (1,632)          (5,902)
  Retained Earnings                                                        92,558           78,532           78,002
                                                                        ----------      -----------      -----------
        Total Common Equity                                               258,629          236,471          237,792
                                                                        ----------      -----------      -----------
Preferred Stock and Securities of Subsidiary:
   Redeemable Cumulative Preferred Stock:
     South Jersey Gas Company, Par Value $100 per share
       Authorized - 41,966 shares, Outstanding 16,904 shares 8% Series      1,690            1,690            1,690
   South Jersey Gas Company-Guaranteed Mandatorily Redeemable
     Preferred Securities of Subsidiary Trust:
       Par Value $25 per share, 1,400,000 shares
       Authorized and Outstanding                                          35,000           35,000           35,000
                                                                        ----------      -----------       -----------
        Total Preferred Stock and Securities of Subsidiary                 36,690           36,690           36,690
                                                                        -----------     -----------       -----------
Long-Term Debt                                                            230,631          256,514          238,016
                                                                        -----------     -----------       -----------
        Total Capitalization                                              525,950          529,675          512,498
                                                                        -----------     -----------       -----------
Current Liabilities:
  Notes Payable                                                           125,200          107,750          166,500
  Current Maturities of Long-Term Debt                                      8,423            9,733           10,696
  Accounts Payable                                                         80,509           43,042           76,657
  Customer Deposits                                                         7,143            6,484            6,924
  Environmental Remediation Costs                                           5,076           11,293            5,104
  Taxes Accrued                                                            13,518            4,415              892
  Energy Trading and Related Liabilities                                   11,003           14,899           15,565
  Derivatives                                                                 235              243              142
  Deferred Income Taxes - Net                                              19,431           27,117           24,818
  Interest Accrued and Other Current Liabilities                           16,415           14,918            9,334
                                                                        -----------     -----------       -----------
 Total Current Liabilities                                                286,953          239,894          316,632
                                                                        -----------     -----------       -----------
Deferred Credits and Other Non-Current Liabilities:
  Deferred Income Taxes - Net                                             103,355           90,967           97,890
  Investment Tax Credits                                                    3,645            3,992            3,819
  Pension and Other Postretirement Benefits                                18,183           16,347           15,828
  Environmental Remediation Costs                                          47,051           41,423           47,051
  Energy Trading and Related Liabilities                                    1,908            3,938            2,095
  Derivatives                                                               2,965              618            2,431
  Other                                                                    12,780           11,289           13,516
                                                                        -----------     -----------       -----------
        Total Deferred Credits
          and Other Non-Current Liabilities                               189,887          168,574          182,630
                                                                        -----------     -----------       -----------
Commitments and Contingencies  (Note 9)

              Total Capitalization and Liabilities                    $ 1,002,790        $ 938,143      $ 1,011,760
                                                                      ============      ===========     =============

The accompanying footnotes are an integral part of the financial statements.

                                     SJI-6




                             SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                             (In Thousands)


                                                                                 Six Months Ended
                                                                                     June 30,
                                                                          --------------------------------
                                                                              2003              2002
                                                                          --------------    --------------
Cash Flows from Operating Activities:
   Net Income Applicable to Common Stock                                       $ 24,065          $ 20,289
   Adjustments to Reconcile Net Income to Cash Flows
    Provided by Operating Activities:
     Depreciation and Amortization                                               12,942            12,269
     Unrealized Gain on Energy Trading and Related Contracts                       (776)             (782)
     Provision for Losses on Accounts Receivable                                    936               860
     Revenues and Fuel Costs Deferred - Net                                      19,653              (616)
     Deferred and Non-Current Income Taxes and Credits - Net                        846             6,925
     Environmental Remediation Costs - Net                                        3,067             5,789
   Changes in:
     Accounts Receivable                                                         18,148            28,825
     Inventories                                                                 (6,766)           19,627
     Prepayments and Other Current Assets                                           693            (2,233)
     Prepaid and Accrued Taxes - Net                                              4,092            (5,299)
     Accounts Payable and Other Accrued Liabilities                              11,152            (3,924)
     Other - Net                                                                 (3,173)           (3,055)
                                                                          --------------    --------------

          Net Cash Provided by Operating Activities                              84,879            78,675
                                                                          --------------    --------------

Cash Flows from Investing Activities:
   Investment in Affiliate                                                         (183)             (406)
   Affiliate Repayment of Loan                                                      395               350
   Purchase of Available-For-Sale Securities                                          -              (229)
   (Purchase of) Proceeds from Sale of Restricted Investments                    (1,341)           15,936
   Capital Expenditures, Cost of Removal and Salvage                            (29,366)          (40,126)
                                                                          --------------    --------------

          Net Cash Used in Investing Activities                                 (30,495)          (24,475)
                                                                          --------------    --------------

Cash Flows from Financing Activities:
   Net Repayments of Lines of Credit                                            (41,300)          (44,610)
   Proceeds from Issuance of Long-Term Debt                                       6,000            10,000
   Principal Repayments of Long-Term Debt                                       (15,658)          (12,733)
   Dividends on Common Stock                                                     (9,509)           (8,975)
   Proceeds from Sale of Common Stock                                             6,497             4,782
   Payments for Issuance of Long-Term Debt                                          (70)              (30)
                                                                          --------------    --------------

          Net Cash Used in Financing Activities                                 (54,040)          (51,566)
                                                                          --------------    --------------

Net Increase in Cash and Cash Equivalents                                           344             2,634
Cash and Cash Equivalents at Beginning of Period                                  4,291             3,965
                                                                          --------------    --------------

Cash and Cash Equivalents at End of Period                                      $ 4,635           $ 6,599
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

         Equity Investments - We classify equity investments purchased as long-term investments as Available-for-Sale Securities on our condensed consolidated balance sheets and carry them at their estimated fair value with any changes in unrealized gains or losses included in Other Comprehensive Income. SJI, either directly or through its wholly owned subsidiaries, currently holds a 50% non-controlling interest in two affiliated companies and accounts for these investments under the equity method. We include the operations of these affiliated companies in the statements of condensed consolidated income under the caption, Equity in Affiliated Companies.

              Estimates and Assumptions - We prepare our financial statements to conform with generally accepted accounting principles. Management makes estimates and assumptions that affect the amounts reported in the financial statements and related disclosures. Therefore, actual results could differ from those estimates.

         Energy Trading Activities & Derivative Instruments - South Jersey Resources Group, LLC (SJRG) manages its portfolio of purchases and sales, as

                                     SJI-8

well as natural gas in storage, using a variety of instruments that include forward contracts, swap agreements, option contracts and futures contracts. Because SJRG's transactions will not necessarily settle physically, SJRG accounted for these contracts at fair value under Emerging Issues Task Force
(EITF) Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" or FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Under this method of accounting, SJRG measures the difference between the contract price and the fair value of the contracts and records these as Energy Trading and Related Assets or Energy Trading and Related Liabilities on our condensed consolidated balance sheets. For the three months ended June 30, 2003 and 2002, we recorded net unrealized pre-tax losses of $(.8) million and $(.9) million, respectively. For the six months ended June 30, 2003 and 2002, we recorded net unrealized pre-tax gains of $.8 million and $.8 million, respectively. These unrealized gains and losses on energy trading and related contracts determined under the mark-to-market method are included in Operating Revenues - Nonutility.

         Beginning with the third quarter of 2002, SJI began presenting revenues and expenses related to SJRG's physical power contracts and energy-related derivative contracts on a net basis in our condensed consolidated statements of income consistent with EITF Issue No. 02-03, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." Consequently, we reclassified Operating Revenues - Nonutility and Cost of Sales - Nonutility for the three and six months ended June 30, 2002 to conform with this presentation. Because of the difficulty in obtaining certain information, we determined this presentation by netting the energy contract related revenue and expense transactions of SJRG. As a result, we based certain nonutility costs of sales on the transfer prices between SJRG and South Jersey Energy Company (SJE). These transfer prices are generally at market. There is no effect on operating income or net income from the above changes in presentation.

         On October 25, 2002, the EITF rescinded its consensus in Issue No. 98-10 effective for transactions entered into after that date, with a cumulative effect adjustment for previously existing transactions being recognized in the quarter beginning January 1, 2003. As a result of the recision, SJI only marks-to-market those energy-related contracts that meet the definition of a derivative in Statement No. 133. Energy-related contracts that do not meet the definition of a derivative are accounted for using the accrual basis of accounting. The effect of this change in accounting resulted in a net charge of $426,338 shown as a Cumulative Effect of a Change in Accounting Principle - Net. Furthermore, management has designated any contract entered into after December 31, 2002 to hedge physical gas in storage as cash flow hedges and accounts for them accordingly. We include these balances on the condensed consolidated balance sheets under the caption Derivatives. As of June 30, 2003, we calculated these hedges to be highly effective; therefore, we record the offset, net of taxes, in Accumulated Other Comprehensive Loss.

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

         In May 2003, SJG entered into an interest rate swap contract that effectively fixed the interest rate at 2.24% through May 20, 2004 on $20.0 million of SJG's debt outstanding under its bank lines.

         We entered into interest rate swap agreements to hedge the exposure to increasing rates with respect to our variable rate debt. The differential to be paid or received as a result of these swap agreements is accrued as interest rates change and is recognized as an adjustment to interest expense. We account for these interest rate swaps as cash flow hedges. As of June 30, 2003 and 2002,

                                     SJI-9

the market value of these swaps was $(2.9) and $(0.9) million, respectively, which represents the amount we would have to pay the counterparty to terminate these contracts as of those dates. We include these balances on the condensed consolidated balance sheets under the caption Derivatives. As of June 30, 2003 and 2002, we calculated the swaps to be highly effective; therefore, we record the offset to the hedge, net of taxes, in Accumulated Other Comprehensive Loss.

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

         SJG recovers certain asset retirement costs through rates charged to customers as an approved component of depreciation expense. When we retire depreciable properties, we charge the original cost thereof, plus cost of removal less salvage, to accumulated depreciation. As of June 30, 2003, SJG had accrued amounts in excess of actual removal costs incurred totaling $43.5 million which is included in utility plant accumulated depreciation. The adoption of this statement did not materially affect SJI's financial condition or results of operations.

         In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which was effective for SJI's 2002 annual financial statements and subsequent interim financial reporting. This statement provides alternate methods of transitioning for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it requires prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective April 1, 2003, SJI adopted the policy of accounting for this compensation using the fair value based method on a prospective basis. This method calls for the expensing of the difference between the estimated fair value of a stock option and the amount, if any, that the employee must pay for the option. The provisions of this statement currently have no impact on SJI's financial statements.

         In January 2003, the FASB issued FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities." The Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Management has evaluated the impact of the adoption of FIN 46 and has determined that SJG's Capital Trust, which was established for the sole purpose of issuing $35 million of mandatorily redeemable preferred securities, will no longer be consolidated into the financial statements of SJI effective July 1, 2003. The impact of this deconsolidation will cause SJI to report the investment in SJG's Capital Trust as a separate $1.1 million investment in an unconsolidated entity, the original equity investment amount in the SJG Capital Trust. SJI will also report the $36.1 million subordinate debenture to the SJG Capital Trust as debt on its balance sheet rather than the $35 million of mandatorily redeemable preferred securities that it had previously reported. The adoption of FIN 46 is not expected to have a material impact on SJI's net income or retained earnings for the periods reported.

         In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which is effective for certain contracts entered into or modified and for hedging relationships designated after June 30, 2003. The amendments set forth in Statement No. 149 require that certain contracts with comparable characteristics be accounted for similarly. We expect no impact on our financial statements from the provisions of this statement.

         In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Statement No. 150 requires that certain types of financial instruments be reported as liabilities by their issuers. With the adoption of FIN 46, we expect Statement No. 150 to have no impact on our financial statements.

                                     SJI-10

         Other Regulatory Assets - Other Regulatory Assets consisted of the following items (in thousands):

                                    Years     June 30    June 30     December 31
                                   Remaining    2003       2002          2002
------------------------------------------------------------------------------
Environmental Remedation Costs:
   Expended - Net                      7    $  3,375     $ 7,016    $     6,470
   Liability for Future Expenditures   -      48,211      48,790         48,211
Income Taxes - Flowthrough
  Depreciation                        8.3      8,108       9,086          8,597
Postretirement Benefit Costs          9.5      3,591       3,969          3,780
Gross Receipts and Franchise Taxes    3.6      1,589       2,032          1,811
Other                                  -       7,038       5,476          4,841
                                            ------------------------------------
     Total Other Regulatory Assets          $ 71,912    $ 76,369    $    73,710
                                            ====================================

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

         In addition, SJG has one significant regulatory liability for overcollected taxes totaling $3.8 million and $2.3 million, including interest, as of June 30, 2003 and 2002, respectively. We include these amounts in the caption "Other" under the heading Deferred Credits and Other Non-Current Liabilities and they are subject to being returned to ratepayers in future rate proceedings.


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

                                     SJI-11

         Summarized operating results of the discontinued operations for the three and six months ending June 30 were (in thousands):

                                        Three Months Ended      Six Months Ended
                                               June 30,             June 30,
                                          2003       2002       2003        2002
                                       -----------------------------------------
Loss before Income Taxes:
     Sand Mining                        $ (219)    $ (175)    $ (429)    $ (206)
     Construction                           (8)        (6)       (16)       (12)
     Fuel Oil                              (10)       (16)       (21)       (31)
Income Taxes                                83         79        164         99
                                        ----------------------------------------
Loss from Discontinued Operations - Net $ (154)    $ (118)    $ (302)    $ (150)
                                        ========================================
Earnings Per Common Share from
     Discontinued Operations - Net      $ (0.01)   $ (0.01)   $(0.03)   $(0.01)
                                        ========================================

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

         In October 2000, SJI formed Marina, a wholly owned subsidiary, to develop, construct and operate a $56.6 million thermal energy plant. In December 2000, Marina entered into a 20-year contract with Marina District Development Corporation to supply heat, hot water and cooling to The Borgata Resort. The plant began commercial operations in July 2003.


Note 3.  Common Stock:

         SJI has 20,000,000 shares of authorized Common Stock. The following shares were issued and outstanding:

                                     SJI-12

                                                  2003               2002
                                               ----------------------------
Beginning Balance, January 1                   12,206,474        11,860,990
New Issues During Year:
     Dividend Reinvestment Plan                   173,240           148,033
     Employees' Stock Ownership Plan                  832             1,731
     Stock Option, Stock Appreciation Rights
         and Restricted Stock Award Plan           32,005               590
                                               ----------------------------
Ending Balance, June 30                        12,412,551        12,011,344
                                               ============================

         We credited the par value ($1.25 per share) of stock issued in 2003 and 2002 to Common Stock. We credited the net excess over par value of approximately $6.3 million and $4.6 million, respectively, to Premium on Common Stock.

         Earnings Per Common Share - We present basic EPS based on the weighted-average number of common shares outstanding. EPS are presented in accordance with FASB Statement No. 128, "Earnings Per Share," which establishes standards for computing and presenting basic and diluted EPS. The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 101,782 and 82,634 shares for the three months ended, and 91,941 and 58,654 shares for the six months ended June 30, 2003 and 2002, respectively. These shares relate to restricted stock and stock options and were calculated using the treasury stock method.

         Stock Option, Stock Appreciation Rights and Restricted Stock Award Plan
- Under this plan, no more than 306,000 shares in the aggregate may be issued to SJI's officers and other key employees. No options or stock appreciation rights may be granted under the Plan after November 22, 2006. At June 30, 2003 and 2002, SJI had no options outstanding. No options were granted in 2003 or 2002. Prior to 2003, SJI valued stock options to employees using the intrinsic value method. Effective in 2003, SJI adopted the policy of accounting for this compensation using the fair value based method on a prospective basis. No stock appreciation rights were issued under the Plan. In 1999, we amended the Plan to include restricted stock awards. In 2003 and 2002, we granted 30,810 and 23,839 restricted shares, respectively. These restricted shares vest over a 3-year period and are subject to SJI achieving certain performance targets.

         Dividend Reinvestment Plan (DRP) and Employees' Stock Ownership Plan
(ESOP) - Newly issued shares of common stock offered through the DRP are issued directly by SJI. All shares offered through the ESOP are also issued directly by SJI. As of June 30, 2003, SJI reserved 992,467 and 14,734 shares of authorized, but unissued, common stock for future issuance to the DRP and ESOP, respectively.


Note 4.  Financial Instruments:

         Restricted Investments - In accordance with the terms of Marina's bond agreements, we are required to invest unused proceeds in high-quality, highly liquid investments pending approved construction expenditures. As of June 30, 2003 and 2002, these residual proceeds totaled $.7 and $6.9 million, respectively.

                                     SJI-13

         Margin Account - SJRG maintains a margin account with a national investment firm to support its energy trading activities. As of June 30, 2003 and 2002, the account reflected a $2.7 million and $68.0 thousand balance due to changes in the market value of outstanding contracts.

Note 5.           Segments of Business:

         Information about SJI's operations in different industry segments for the three and six months ended June 30 is presented below (in thousands):


                                             Three Months Ended         Six Months Ended
                                                   June 30,                  June 30,
                                        ---------------------------------------------------
                                               2003         2002         2003         2002
Operating Revenues:
     Gas Utility Operations             $    75,608  $    65,006  $   315,544  $   219,189
     Wholesale Gas Operations                 1,632          525        5,998        3,499
     Retail Gas and Other Operations         35,865       20,645       94,596       53,056
     On-Site Energy Production                  981           64        2,000           71
                                        ---------------------------------------------------
         Subtotal                           114,086       86,240      418,138      275,815
     Intersegment Sales                      (7,871)      (2,040)     (32,097)     (14,584)
                                        ---------------------------------------------------
         Total Operating Revenues          $106,215     $ 84,200  $   386,041  $   261,231
                                        ===================================================

Operating Income:
     Gas Utility Operations             $     5,919  $     4,183  $    44,226  $    38,635
     Wholesale Gas Operations                 1,368          593        3,271        3,341
     Retail Gas and Other Operations            149          784        3,869        2,583
     On-Site Energy Production                  271           14          480           21
     General Corporate                         (185)        (247)        (430)        (164)
                                        ---------------------------------------------------
         Total Operating Income         $     7,522  $     5,327  $    51,416  $    44,416
                                        ===================================================

Depreciation and Amortization:
     Gas Utility Operations             $     6,445  $     6,117  $    12,816  $    12,204
     Wholesale Gas Operations                     3            3            6            6
     Retail Gas and Other Operations             26           22           49           42
     On-Site Energy Production                   34            -           57            -
     Discontinued Operations                      7           10           14           17
                                           ------------------------------------------------
       Total Depreciation and Amortization $  6,515  $     6,152  $    12,942  $    12,269
                                           ================================================

Property Additions:
     Gas Utility Operations             $    11,956  $    11,797  $    23,660  $    21,367
     Wholesale Gas Operations                     -            -            -           -
     Retail Gas and Other Operations            109           52          156           55
     On-Site Energy Production                1,611       10,775        5,286       18,298
     Discontinued Operations                      -            -            -           -
                                        ---------------------------------------------------
         Total Property Additions       $    13,676  $    22,624  $    29,102  $    39,720
                                        ===================================================

                                     SJI-14

Identifiable Assets:

     Gas Utility Operations                                       $   851,598  $   831,024
     Wholesale Gas Operations                                          64,059       37,396
     Retail Gas and Other Operations                                   31,359       24,982
     On-Site Energy Production                                         68,697       48,733
     Discontinued Operations                                            2,313        2,359
                                                                ---------------------------
         Subtotal                                                   1,018,026      944,494
     Corporate Assets                                                  29,959       27,276
     Intersegment Assets                                              (45,195)     (33,627)
                                                                ---------------------------
         Total Identifiable Assets                              $   1,002,790  $   938,143
                                                                ===========================



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


Note 6.           Comprehensive Income:

         The components of comprehensive income for the three and six months ended June 30 are as follows (in thousands):



                                                                 Three Months Ended           Six Months Ended
                                                                        June 30,                   June 30,
                                                                   2003         2002          2003         2002
                                                            -----------------------------------------------------


Net Income Applicable to Common Stock                       $     1,802    $     603   $    24,065    $    20,289
Other Comprehensive Income (Loss):
     Change in Fair Value of Investments - Net *                    193            -          153             -
     Change in Fair Value of Energy Trading
         and Related Assets / Liabilities - Net *                 1,643          865         (186)           865
     Change in Fair Value of Interest Rate
         Swaps - Net *                                             (323)        (941)        (218)          (810)
                                                            -----------------------------------------------------
Total Other Comprehensive Income (Loss)                           1,513          (76)        (251)            55
                                                            -----------------------------------------------------
Comprehensive Income                                        $     3,315    $     527   $   23,814     $   20,344
                                                            =====================================================

* Determined using an effective tax rate of 40.85%.


                                     SJI-15

Note 7.  Regulatory Actions:

         In January 1997, the BPU granted SJG a 9.62% rate of return on rate base, which included an 11.25% return on common equity. Additionally, our threshold for sharing pre-tax margins generated by interruptible and off-system sales and transportation increased. Currently, SJG keeps 100% of pre-tax margins up to the threshold level of $7.8 million. The next $750,000 is credited to customers through the Basic Gas Supply Service ("BGSS") clause. Thereafter, SJG keeps 20% of the pre-tax margins as it has historically.

         Effective January 10, 2000, the BPU approved full unbundling of SJG's system. This allows all natural gas consumers to select their natural gas commodity supplier. As of June 30, 2003, 95,410 of SJG's residential customers were purchasing their gas commodity from someone other than SJG. Customers choosing to purchase natural gas from providers other than the utility are charged for the cost of gas by the marketer, not the utility. The resulting decrease in SJG's revenues is offset by a corresponding decrease in gas costs. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income or financial condition. The BPU continues to allow for full recovery of natural gas costs through the BGSS. Other costs of service, including deferred costs, are recovered through base rates.

         In November 2001, SJG filed for a $2.7 million rate increase to recover the cash related to a 3-year net deficiency in the Temperature Adjustment Clause
(TAC). Additionally, in September 2002, SJG filed for an $8.6 million rate increase to recover the cash related to a TAC deficiency resulting from warmer-than-normal weather for the 2001-2002 winter. As a result of the colder-than-normal 2002-2003 winter, the cumulative TAC deficiency has decreased to $5.7 million as of June 30, 2003.

         Also in November 2001, SJG filed for a $17.6 million reduction to the Levelized Gas Adjustment Clause (LGAC). The LGAC was the predecessor clause to the BGSS. The BPU approved the LGAC reduction effective December 1, 2001 and concurrently approved recovery of SJG's October 31, 2001 underrecovered gas cost balance. As a result, SJG began recovering $48.9 million over three years plus interest accrued since April 1, 2001. SJG is also recovering interest for the 3-year amortization period at a rate of 5.75%. As of June 30, 2003, the remaining deferred underrecovered balance totaled $21.4 million.

         During 2002, the BPU convened a gas policy group to address BGSS, which is the gas supply service being provided by the natural gas utility. On December 18, 2002, the BPU approved the proposed BGSS price structure. The BGSS approved price structure replaced the Levelized Gas Adjustment Clause (LGAC) pricing structure that was in place prior to March 2003. The LGAC was structured to reset gas charges to consumers once per year. The BGSS permits multiple resets each year, if certain conditions are met. With the implementation of BGSS in March 2003, customers are able to make more informed decisions about choosing an alternate supplier by having a utility price structure that more currently reflects market conditions. Further, BGSS provides SJG with more pricing flexibility, through automatic rate changes under certain conditions and under certain limitations, resulting in the reduction of over/under-recoveries. LGAC related mechanisms, such as deferred accounting treatment, the sharing of pre-tax margins generated by interruptible and off-system sales and transportation, and the allowance for full recovery of natural gas costs, remain in place under BGSS.

                                     SJI-16

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

         In September 2002, SJG filed with the BPU to maintain its current BGSS rate through October 2003. However, due to price increases in the wholesale market, in February 2003 SJG filed an amendment to the September 2002 filing. In April 2003, the BPU approved a $16.6 million increase to SJG's annual gas cost revenues.

         In July 2003, SJG made its annual BGSS filing, as amended, with the BPU. Due to further price increases in the wholesale market, SJG filed for a $24.0 million increase to its annual gas cost revenues.

         Filings and petitions described above are still pending unless otherwise indicated.


Note 8.  Retained Earnings:

         Restrictions exist under various loan agreements regarding the amount of cash dividends or other distributions that SJG may pay on its common stock. As of June 30, 2003, SJG's restrictions do not affect the amount that may be distributed from SJI's retained earnings.


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

                                     SJI-17

         Parental Guarantees - In 2002, the FASB released Interpretation No. 45 (FIN 45) "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires companies to disclose the nature of its guarantees or indemnification agreements for interim and year-end financial statements ending after December 15, 2002. As of June 30, 2003, SJI had issued $113.1 million of parental guarantees on behalf of its subsidiaries. Of this total, $76.5 million expire within one year, $83.8 million expire within two years and $29.3 million presently have no expiration date. The vast majority of these guarantees were issued as guarantees of payment to third parties with whom our subsidiaries have commodity supply contracts. As of June 30, 2003, these guarantees support $25.5 million of the Accounts Payable recorded on our condensed consolidated balance sheet. As part of our risk management policy, we also require parental guarantees from trading counterparties as applicable. These arrangements are typical in our industry. SJI has also issued two parental guarantees totaling $7.3 million related to Marina's construction activity.

         Standby Letters of Credit - SJI provided a $17 million standby letter of credit to Marina District Development Corporation in support of Marina's contractual obligations to construct the thermal energy plant and to supply heat, hot water and cooling to The Borgata Resort. This letter of credit was reduced to $6.4 million as of June 30, 2003.

         As of June 30, 2003, SJI also provided $46 million of standby letters of credit by commercial banks supporting the variable rate demand bonds issued through the New Jersey Economic Development Authority were used to finance Marina's thermal plant project.

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

         SJI successfully entered into settlements with all of its historic comprehensive general liability carriers regarding the environmental remediation expenditures at the SJG sites. Also, SJG purchased a Cleanup Cost Cap Insurance Policy limiting the amount of remediation expenditures that SJG will be required to make at 11 of its sites. This Policy will be in force until 2024 at 10 sites and until 2029 at one site. The minimum future cost estimate discussed below is not reduced by projected insurance recoveries from the Cleanup Cost Cap Insurance Policy.

         Since the early 1980s, SJI accrued environmental remediation costs of $139.1 million, of which $87.0 million has been spent as of June 30, 2003. With the assistance of a consulting firm, we estimate that future costs to clean up SJG's sites will range from $48.2 million to $143.9 million. We recorded the lower end of this range as a liability. It is reflected on the 2003 condensed consolidated balance sheet under the captions Current Liabilities and Deferred Credits and Other Non-Current Liabilities. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements. The major portion of accrued environmental costs relate to the clean up of SJG's former gas manufacturing sites.

                                     SJI-18

         SJG has two regulatory assets associated with environmental costs. The first asset is titled Environmental Remediation Cost: Expended - Net. These expenditures represent what was actually spent to clean up former gas manufacturing plant sites. These costs meet the requirements of Statement No.
71. The BPU allows SJG to recover expenditures through the RAC.

         The other asset titled Environmental Remediation Cost: Liability for Future Expenditures relates to estimated future expenditures determined under the guidance of FASB Statement No. 5, "Accounting for Contingencies." We recorded this amount, which relates to former manufactured gas plant sites, as a deferred debit with the corresponding amount reflected on the condensed consolidated balance sheets under the captions Current Liabilities and Deferred Credits and Other Non-Current Liabilities. The deferred debit is a regulatory asset under Statement No. 71. The BPU's intent, evidenced by current practice, is to allow SJG to recover the deferred costs over 7-year periods after they are spent.

         As of June 30, 2003, we reflected SJG's unamortized remediation costs of $3.4 million on the condensed consolidated balance sheet under the caption Regulatory Assets. Since implementing the RAC in 1992, SJG has recovered $38.7 million through rates.

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

         SJI and SJF estimated their potential exposure for the future remediation of four sites where fuel oil operations existed years ago. Estimates for SJI's site range between $0.1 million and $0.3 million, while SJF's estimated liability ranges from $1.1 million to $4.9 million for its three sites. We recorded the lower ends of these ranges on the condensed consolidated balance sheet under Current Liabilities and Deferred Credits and Other Non-Current Liabilities as of June 30, 2003.


Note 10.          Subsequent Event:

         On July 16, 2003, SJG made settlement on $85.5 million of debt under its Medium Term Note Program established in 2002. A remainder of $64.5 million is authorized to be issued under this program through July 31, 2005. The debt issued has maturities of 10, 11, 13, 14 and 30 years, with a weighted-average maturity of 19 years and a weighted-average interest rate of 4.95%. Proceeds were used to refinance short-term borrowings under commercial bank lines.

                                     SJI-19

           Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

 Overview

         South Jersey Industries, Inc. (SJI) is an energy services holding company that provides a variety of products and services through the following wholly owned subsidiaries:

         1) South Jersey Gas Company (SJG) is a regulated natural gas utility. SJG distributed natural gas in the seven southernmost counties of New Jersey to 298,877 customers at June 30, 2003 compared with 291,691 customers at June 30, 2002. SJG also:

     o sells natural gas and pipeline transportation capacity off-system sales) on a wholesale basis to various customers on the interstate pipeline system;

     o transports natural gas purchased directly from producers or suppliers for its own sales and for some of its customers; and

     o services appliances via the sale of appliance warranty programs, as well as on a time and materials basis.

          2) South Jersey Energy Company (SJE) acquires and markets natural gas to retail end users and provides total energy management services to commercial and industrial customers. SJE has one subsidiary, SJ EnerTrade (EnerTrade), that formerly provided services for natural gas sales to the casino industry in Atlantic City, N.J. and is now inactive. SJE also markets an air quality monitoring system through AirLogics, LLC. SJE and GZA GeoEnvironmental, Inc., an environmental consulting firm, each have a 50% equity interest in AirLogics.

         3) South Jersey Resources Group, LLC (SJRG) markets wholesale natural gas storage, commodity and transportation in the mid-Atlantic and southern states. SJRG also conducts price-risk management activities.

         4) Marina Energy LLC (Marina) develops and operates energy-related projects in southern New Jersey. Marina's largest project, the development of a facility to provide cooling, heating and hot water to The Borgata Resort in Atlantic City, began commercial operations in July 2003.

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

                                     SJI-20

types of transactions presented in our condensed consolidated financial statements require a significant amount of judgment and estimation. These relate to regulatory assets, energy trading activities and environmental remediation costs.

         The New Jersey Board of Public Utilities (BPU) has reviewed and approved, through specific orders, most of the items shown as regulatory assets. Other items represent costs that were not yet approved by the BPU for recovery, but are the subject of current or future filings. In recording these costs as regulatory assets, management believes the costs are probable of recovery under existing rate-making concepts that are embodied in current rate orders received by SJG. However, ultimate recovery is subject to BPU approval.

         Beginning January 1, 2001, SJI recognizes assets or liabilities for the energy-related contracts entered into by its non-regulated subsidiary, SJRG, when the contracts are executed. We record contracts at their fair value in accordance with FASB Statement No. 133. We adjust the fair value of the contracts each reporting period for changes in the market. We derive the fair value for most of the energy-related contracts from markets where the contracts are actively traded and quoted. For other contracts, SJI uses published market surveys and in certain cases, independent parties to obtain quotes concerning the contracts' current value. Market quotes tend to be more plentiful for contracts maturing in two years or less. Very few of our contracts extend beyond two years.

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

         Revenue Recognition - SJG, SJE and SJRG bill customers monthly for gas delivered and recognize those revenues during the month. For SJG and SJE retail customers we do not bill at the end of each month; we make an accrual to recognize revenues for gas delivered from the date of the last meter reading to the end of the month. We bill SJG customers at rates approved by the BPU. SJE and SJRG customers are billed at rates negotiated between the parties.

         We defer and recognize revenues related to SJG's appliance warranty contracts over the full 12-month term of the contract as earned.

         The BPU allows SJG to recover the excess cost of gas sold over the cost included in rates through the Basic Gas Supply Service (BGSS) price structure (formerly known as the Levelized Gas Adjustment Clause). SJG defers over/under-recoveries of gas costs and includes them in subsequent adjustments to the BGSS rate or other similar rate recovery mechanism. These adjustments result in over/under-recoveries of gas costs being included in rates during future periods. As a result of these deferrals, utility revenue recognition does not directly translate to profitability. While we realize profits on gas sales during the month of providing the utility service, significant shifts in revenue

                                     SJI-21

recognition may result from the various recovery clauses approved by the BPU (See Regulatory Matters) without shifting profits between periods, as these clauses provide for recovery of costs on a dollar-for-dollar basis.

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

          SJG recovers certain asset retirement costs through rates charged to customers as an approved component of depreciation expense. When SJG retires depreciable properties, we charge the original cost thereof, plus cost of removal less salvage, to accumulated depreciation. As of June 30, 2003, SJG had accrued amounts in excess of actual removal costs incurred totaling $43.5 million which is included in utility plant accumulated depreciation. We do not expect the adoption of this statement to materially affect SJI's financial condition or results of operations.

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

        In January 2003, the FASB issued FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities." The Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Management has evaluated the impact of the adoption of FIN 46 and has determined that SJG's Capital Trust, which was established for the sole purpose of issuing $35 million of mandatorily redeemable preferred securities, will no longer be consolidated into the financial statements of SJI effective July 1, 2003. The impact of this deconsolidation will cause SJI to report the investment in SJG's Capital Trust as a separate $1.1 million investment in an unconsolidated entity, the original equity investment amount in the SJG Capital Trust. SJI will also report the $36.1 million subordinate debenture to the SJG Capital Trust as debt on its balance sheet rather than the $35 million of mandatorily redeemable preferred securities that it had previously reported. The adoption of FIN 46 is not expected to have a material impact on SJI's net income or retained earnings for the periods reported.

         In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which is effective for certain contracts entered into or modified and for hedging relationships designated after June 30, 2003. The amendments set forth in Statement No. 149 require that certain contracts with comparable characteristics be accounted for similarly. We expect no impact on our financial statements from the provisions of this statement.

         In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Statement No. 150 requires that certain types of financial instruments be reported as liabilities by their issuers. With the adoption of FIN 46, we expect Statement No. 150 to have no impact on our financial statements.

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

                                     SJI-22

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

         Mandatorily Redeemable Preferred Securities - SJG's statutory trust subsidiary, SJG Capital Trust, currently has $35 million of 8.35% SJG-Guaranteed Mandatorily Redeemable Preferred Securities outstanding. SJG may redeem these securities at a price equal to 100% of the principal amount at any time. The securities currently trade on the New York Stock Exchange under the symbol SJI.T. As noted above, these securities will be reflected as liabilities effective July 1, 2003.

         Customer Choice Legislation - All residential natural gas customers in New Jersey can choose their gas supplier under the terms of the Electric Discount and Energy Competition Act of 1999. As of June 30, 2003, 95,410 SJG residential customers chose a natural gas commodity supplier other than the utility. This number increased from 63,682 at June 30, 2002 as marketers were able to offer natural gas at prices competitive with those available under regulated utility tariffs. Customers purchasing natural gas from providers other than SJG are charged for gas costs by the marketer, not SJG. The resulting decrease in SJG's revenues is offset by a corresponding decrease in SJG's gas costs. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income or financial condition. The BPU continues to allow for full recovery of natural gas costs through the Basic Gas Supply Service as well as other costs of service including deferred costs, through tariffs. SJI has benefited from customer choice legislation as SJE has successfully competed for and profited from its gas commodity customers.

         Temperature Adjustment Clause -

         SJG's Board of Public Utilities approved Temperature Adjustment Clause
(TAC) had the following impacts on 2003 and 2002 second quarter and six months net earnings:

                                                     2003              2002
                                                ------------       ------------
         TAC Adjustment (Decrease) Increase to
           Net Income (in thousands)

              Quarter Ended June 30             $    (1,022)      $        247
              Six Months Ended June 30          $    (2,377)      $      3,249

                                     SJI-23

         The clause is designed to mitigate the effect of variations in heating season temperatures from historical norms for both SJG and its customers. While the revenue and income impacts of TAC adjustments are recorded as incurred, cash inflows or outflows directly attributable to TAC adjustments generally do not begin until the next TAC year. Each TAC year begins October 1.

          Operating Revenues - Utility - Revenues increased $5.4 million and $79.3 million in the second quarter and for the six months ended June 30, 2003, respectively, compared with the prior year periods. These increases were primarily due to three factors. First, weather in the second quarter and for the six months ended June 30, 2003 was 41.9% and 30.3% colder than the respective prior year periods. Second, off-system sales revenues increased due to higher prices for natural gas sold in 2003 than in the prior year. Third, SJG's total customers increased from 291,691 as of June 30, 2002 to 298,877 as of June 30, 2003. Partially offsetting the effect of these factors was a 50% increase in the number of residential customers purchasing their gas from a source other than SJG. The decline in customers who purchased their natural gas from SJG directly impacted utility revenues. However, since gas costs are passed on directly to customers without any profit margin added by SJG, the increased customer usage of gas marketers did not impact SJG's profitability.

         As a result of SJG's Temperature Adjustment Clause, revenues from utility ratepayers are closely tied to 20-year normal temperatures calculated under the clause and not actual temperatures. While the clause significantly reduces fluctuations in revenues related to temperature, as a general rule, revenues continue to be positively impacted by colder weather and negatively impacted by warmer weather. Weather in the second quarter of 2003 was 41.9% colder than in 2002 and 28.9 % colder than the 20-year TAC average. During the six months ended June 30, 2003, weather was 30.3% colder than in 2002 and 10.1% colder than the 20-year TAC average.

         The following is a comparison of operating revenue and throughput for the three and six month periods ended June 30, 2003 vs. the same periods ended June 30, 2002.


                                                  Three Months Ended         Six Months Ended
                                                       June 30,                  June 30,
                                                  2003         2002         2003         2002
                                           ---------------------------------------------------
Operating Revenues (Thousands):
Firm
     Residential                           $    25,699  $    25,133  $   115,007  $   101,232
     Commercial                                  7,287        6,111       34,717       28,655
     Industrial                                    973          838        3,340        2,547
     Cogeneration & Electric Generation          1,969        2,963        3,291        3,579
     Firm Transportation                        13,142        8,394       41,202       22,658
                                           ---------------------------------------------------

         Total Firm Operating Revenues          49,070       43,439      197,557      158,671
                                           ---------------------------------------------------

Interruptible                                      558          307        1,049          546
Interruptible Transportation                       300          327          495          802
Off-System                                      22,985       18,908      111,715       54,661
Capacity Release & Storage                       1,510        1,136        2,813        2,830
Other                                            1,124          890        1,854        1,680
Intercompany Sales                              (7,383)      (2,230)     (31,179)     (14,233)
                                           ---------------------------------------------------

         Total Operating Revenues          $    68,164  $    62,777     $284,304     $209,957
                                           ===================================================

Throughput (MMcf):
Firm
     Residential                                 2,449        2,229       10,504        9,371
     Commercial                                    793          684        3,522        3,018
     Industrial                                     43           24          148          115
     Cogeneration & Electric Generation            240          635          348          722
     Firm Transportation                         6,427        5,311       17,490       12,794
                                           ---------------------------------------------------

         Total Firm Throughput                   9,952        8,883       32,012       26,020
                                           ---------------------------------------------------

Interruptible                                       96           55          132          103
Interruptible Transportation                       547          683          958        1,640
Off-System                                       3,744         4,940      15,474       16,243
Capacity Release & Storage                      10,402       10,498       16,395       17,144
                                           ---------------------------------------------------

         Total Throughput                       27,741       25,059       64,971       61,150
                                           ===================================================

                                     SJI-24

          Total gas throughput increased 10.7% % to 27.7 billion cubic feet
(Bcf) in the second quarter and 6.2% to 65.0 Bcf for the six months ended June 30, 2003 compared with the respective prior year periods. The higher throughput was primarily due to colder temperatures experienced in 2003. The increase in firm transportation throughput reflected the increasing number of households purchasing their gas from suppliers other than SJG.

         Operating Revenues - Nonutility - Nonutility operating revenues increased by $16.6 million and $45.5 million for the second quarter and first six months of 2003, respectively, compared to the same periods of 2002. Most of the increase was due to the significant customer growth experienced by SJE, evidenced by the addition of over 32,500 residential and 2,300 commercial natural gas customers over the last twelve months. Higher natural gas prices and significantly colder weather primarily in the first quarter also contributed to this increase.

         Cost of Gas Sold - Utility - Gas purchased for resale increased $3.1 million and $70.7 million for the second quarter and for the six months ended June 30, 2003, respectively, compared with the same periods in 2002 due principally to an increase in firm gas sales volume and higher gas costs for off-system sales. Colder weather was the main cause of the increase in firm gas sales volume; however, this was partially offset by the migration of firm gas sales customers to transportation service. SJG's gas cost during the second quarter of 2003 averaged $7.05 per decatherm (dt) compared with $3.79/dt in 2002. During the six months ended June 30, 2003, gas costs averaged $6.64/dt compared with $4.01/dt in 2002. Unlike gas costs associated with off-system sales, changes in the unit cost of gas sold to utility ratepayers do not directly affect cost of gas sold. We defer fluctuations in gas costs to ratepayers not reflected in current rates in future periods under a BPU-approved Basic Gas Supply Service price structure, formerly known as the Levelized Gas Adjustment Clause. Gas supply sources include contract and

                                     SJI-25

open-market purchases. SJG secures and maintains its own gas supplies to serve its sales customers. We do not anticipate any difficulty renewing or replacing expiring contracts under substantially similar terms and conditions.

         Cost of Sales - Nonutility - Cost of sales - nonutility increased $15.3 million and $42.2 million for the second quarter and six months ended June 30, 2003 compared to the same periods of 2002 due mainly to SJE's customer growth, colder temperatures and higher gas prices as described in the Operating Revenues
- Nonutility section.

         Operations - A summary of net changes in operations (in thousands):

                                            Three Months Ended  Six Months Ended
                                                  June 30,            June 30,
                                               2003 vs. 2002      2003 vs. 2002
                                           ------------------------------------
Utility:
         Other Production Expense             $         9         $        32
         Transmission                                  13                  44
         Distribution                                  73                 294
         Customer Accounts and Services               (59)               (186)
         Sales                                         87                  85
         Administration and General                   224                 949
         Nonutility                                   800               1,777
                                              ---------------------------------

                  Total Operations            $     1,147         $     2,995
                                              =================================

         Distribution expenses increased for both the three and six months ended June 30, 2003 compared with the respective periods in 2002. The increase during the six month period was primarily due to severe weather conditions experienced during the first quarter of 2003 that resulted in a significant increase in overtime hours. The weather created operating issues that ranged from snow removal, to water intrusion in gas lines in oceanfront communities, to higher shut-off for non-payment activity.

         Customer Accounts and Services expenses includes bad debt expense from customer account write-offs. The collectibility of delinquent customer accounts is generally determined during the winter season following the one where the customer's account became delinquent - as temperatures drop, many customers with delinquent balances will begin making payments in order to have their heat restored. As the 2001-2002 winter season was one of the warmest winters on record, many of our customers with delinquent balances from the prior winter did not make payments to have their heat restored as would normally be expected. As such, our bad debt expense was unusually high during the first half of 2002. However, as the 2002-2003 winter season was colder-than-normal, customers with delinquent balances from the year before did make payments as expected to have their heat restored. This resulted in a much lower bad debt expense in the first half of 2003, as compared with 2002.

         Administrative and General expenses increased in both the three and six months ended June 30, 2003 compared with the same periods in 2002 primarily because of increasing healthcare, pension and insurance costs.

                                     SJI-26

         Nonutility expenses in 2003 rose primarily due to higher customer acquisition costs resulting from substantial growth in SJE's customer base and activity associated with Marina's energy projects.

         Other Operating Expenses - A summary of principal changes in other consolidated operating expenses (in thousands):

                                  Three Months Ended           Six Months Ended
                                       June 30,                    June 30,
                                     2003 vs. 2002               2003 vs. 2002
                                    --------------               -------------

Maintenance                           $    (191)                   $    (150)
Depreciation                                350                          686
Energy and Other Taxes                       87                        1,359

         Depreciation was higher due to SJG's increased investment in property, plant and equipment. The increase in Energy and Other Taxes relate primarily to increases in volumes of gas sold and transported by SJG as reflected under the caption, "Operating Revenues - Utility".

         Interest Charges - Interest charges were lower in the second quarter and first six months of 2003 compared with the same periods of 2002 due primarily to reductions in short-term rates on line of credit borrowings and the refunding of higher priced, fixed rate, long-term debt with lower cost, floating rate, and short-term debt. These refundings were refinanced in July 2003 with long-term debt issuances under our Medium Term Note program at significantly lower interest rates compared to the previous long-term interest rates (See Note 10 - Subsequent Event).

         Discontinued Operations - Loss from discontinued operations increased in 2003 due mainly to product liability litigation associated with previously disposed of businesses.

         Cumulative Effect of a Change in Accounting Principle - Net - On October 25, 2002, the EITF rescinded its consensus in Issue No. 98-10 effective for transactions entered into after that date, with a cumulative effect adjustment for previously existing transactions to be recognized in the quarter beginning January 1, 2003. As a result of the rescission, SJI only marks-to-market those energy-related contracts that meet the definition of a derivative in Statement No. 133. Energy-related contracts that do not meet the definition of a derivative are accounted for using the accrual basis of accounting. The effect of this change in accounting resulted in a net charge of $426,338 shown as a Cumulative Effect of a Change in Accounting Principle - Net. Furthermore, management has designated any contract entered into after December 31, 2002 to hedge physical gas in storage as a cash flow hedge and accounts for them accordingly. As of June 30, 2003, we calculated these hedges to be highly effective; therefore, we record the offset, net of taxes, in Accumulated Other Comprehensive Loss.

         Net Income Applicable to Common Stock - Net income (in thousands) and earnings per common share reflect the following changes:

                                     SJI-27

                                           Three Months Ended   Six Months Ended
                                                  June 30,            June 30,
                                               2003 vs. 2002      2003 vs. 2002
                                             -----------------------------------
Income from Continuing Operations               $  1,235           $   4,354
Loss from Discontinued Operations - Net              (36)               (152)
Cumulative Effect of Accounting Change - Net           -                (426)
                                               ---------------------------------
  Net Income Increase                           $  1,199           $   3,776
                                               =================================

Earnings per Common Share:
  Continuing Operations                         $   0.10           $    0.30
  Discontinued Operations - Net                     0.00               (0.02)
  Cumulative Effect of Accounting Change - Net      0.00               (0.03)
                                                --------------------------------
    Earnings per Share Increase                 $   0.10           $    0.25
                                                ================================

         Regulatory Matters - In January 1997, the BPU granted SJG a 9.62% rate of return on rate base, which included an 11.25% return on common equity. Additionally, our threshold for sharing pre-tax margins generated by interruptible and off-system sales and transportation increased. Currently, SJG keeps 100% of pre-tax margins up to the threshold level of $7.8 million. The next $750,000 is credited to customers through the Basic Gas Supply Service ("BGSS") clause. Thereafter, SJG keeps 20% of the pre-tax margins as it has historically.

         Effective January 10, 2000, the BPU approved full unbundling of SJG's system. This allows all natural gas consumers to select their natural gas commodity supplier. As of June 30, 2003, 95,410 of SJG's residential customers were purchasing their gas commodity from someone other than SJG. Customers choosing to purchase natural gas from providers other than the utility are charged for the cost of gas by the marketer, not the utility. The resulting decrease in SJG's revenues is offset by a corresponding decrease in gas costs. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income or financial condition. The BPU continues to allow for full recovery of natural gas costs through the BGSS. Other costs of service, including deferred costs, are recovered through base rates.

         In November 2001, SJG filed for a $2.7 million rate increase to recover the cash related to a 3-year net deficiency in the Temperature Adjustment Clause
(TAC). Additionally, in September 2002, SJG filed for an $8.6 million rate increase to recover the cash related to a TAC deficiency resulting from warmer-than-normal weather for the 2001-2002 winter. As a result of the colder-than-normal 2002-2003 winter, the cumulative TAC deficiency has decreased to $5.7 million as of June 30, 2003.

         Also in November 2001, SJG filed for a $17.6 million reduction to the Levelized Gas Adjustment Clause (LGAC) The LGAC was the predecessor clause to the BGSS. The BPU approved the LGAC reduction effective December 1, 2001 and concurrently approved recovery of SJG's October 31, 2001 underrecovered gas cost balance. As a result, SJG began recovering $48.9 million over three years plus interest accrued since April 1, 2001. SJG is also recovering interest for the 3-year amortization period at a rate of 5.75%. As of June 30, 2003, the remaining deferred underrecovered balance totaled $21.4 million.

                                     SJI-28

         During 2002, the BPU convened a gas policy group to address BGSS, which is the gas supply service being provided by the natural gas utility. On December 18, 2002, the BPU approved the proposed BGSS price structure. The BGSS approved price structure replaced the Levelized Gas Adjustment Clause (LGAC) pricing structure that was in place prior to March 2003. The LGAC was structured to reset gas charges to consumers once per year. The BGSS permits multiple resets each year, if certain conditions are met. With the implementation of BGSS in March 2003, customers are able to make more informed decisions about choosing an alternate supplier by having a utility price structure that more currently reflects market conditions. Further, BGSS provides SJG with more pricing flexibility, through self-implementing rate changes under certain conditions and under certain limitations, resulting in the reduction of over/under-recoveries. LGAC related mechanisms, such as deferred accounting treatment, the sharing of pre-tax margins generated by interruptible and off-system sales and transportation, and the allowance for full recovery of natural gas costs, remain in place under BGSS.

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

         In September 2002, SJG filed with the BPU to maintain its current BGSS rate through October 2003. However, due to price increases in the wholesale market, in February 2003 SJG filed an amendment to the September 2002 filing. In April 2003, the BPU approved a $16.6 million increase to SJG's annual gas cost revenues.

         In July 2003, SJG made its annual BGSS filing, as amended, with the BPU. Due to further price increases in the wholesale market, SJG filed for a $24.0 million increase to its annual gas cost revenues.

         Filings and petitions described above are still pending unless otherwise indicated.

         Liquidity and Capital Resources - Liquidity needs at SJI are driven by factors that include natural gas commodity prices; the impact of weather on customer bills; lags in fully collecting gas costs from customers under the Basic Gas Supply Service charge; working capital needs of our energy trading and marketing activities; the timing of construction and remediation expenditures and related permanent financings; mandated tax payment dates; and both discretionary and required repayments of long-term debt.

                                     SJI-29

         Lines of credit available to SJI totaled $182.0 million at June 30, 2003, of which $125.2 million was used. These lines are available through seven commercial banks on an uncommitted basis. The banks and SJI review and renew the lines annually. $157 million of these lines were exclusively for SJG's use. SJI has long-standing relationships with all of these banks and we believe, based upon ongoing dialogue, that there will continue to be sufficient credit available to meet our business' future liquidity needs. However, SJI has begun the process of obtaining up to $140 million of committed bank facilities to enhance our liquidity position. We anticipate having committed facilities in place during the third quarter.

         SJI supplements its operating cash flow and credit lines with both debt and equity capital. Over the years, SJG has used long-term debt, primarily in the form of First Mortgage Bonds, to finance its long-term needs. These needs are primarily capital expenditures for property, plant and equipment. Since 1998, SJG has financed these needs via a Medium Term Note (MTN) program, secured in similar fashion to the First Mortgage Bonds. SJG's registration of a new $150 million MTN program with the Securities and Exchange Commission became effective in December 2002. This program replaces a previous $100 million, 3-year MTN program that was fully used in 2001. In July 2003, SJG issued $85.5 million of long-term debt under the program. Consequently, $64.5 million of the MTN program remains available for future debt issuances. Proceeds of the July issues were used to refinance short-term debt outstanding under commercial bank lines. Current maturities on long-term debt over the next five years are as follows, $8.4 million per year in 2003 through 2006 and $4.7 million in 2007.

         Since September 2001, Marina issued $20 million of tax-exempt and $25 million of taxable variable rate demand bonds through the New Jersey Economic Development Authority. The tax-exempt and taxable bonds mature in 2031 and 2021, respectively. Investors in the bonds receive liquidity and credit support via a letter of credit provided by a syndicate of commercial banks. We used the proceeds of this bond issuance to fund project development and construction costs for the thermal energy plant constructed by Marina to serve The Borgata Resort which opened in July 2003.

         SJI has raised equity capital over the past three years through its Dividend Reinvestment Plan (DRP). Participants in SJI's DRP receive newly issued shares. We offer a 2% discount on DRP investments because it is the most cost-effective way for us to raise equity capital in the quantities we are seeking. Through the DRP, SJI raised $5.65 million of equity capital by issuing 173,240 shares for the six months ended June 30, 2003 and $4.9 million of equity capital by issuing 148,033 shares for the six months ended June 30, 2002.

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

                                     SJI-30

Those commitments as of June 30, 2003 average $46.2 million annually and total $277.1 million over the contracts' lives. Approximately 15% of the financial commitment under these contracts expires during the next five years. We expect to renew each of these contracts under renewal provisions provided in each contract. SJG recovers all prudently incurred fees through rates via the BGSS.

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

         SJG and SJE transact commodities on a physical basis only and do not enter into financial derivative positions directly. SJRG manages risk for these entities as well as for its own portfolio by entering into the types of transactions noted above. It is management's policy, to the extent practical, within predetermined risk management policy guidelines, to have limited unmatched positions on a deal or portfolio basis while conducting these activities. As a result of holding open positions to a minimal level, the financial impact to SJRG of changes in value of a particular transaction is substantially offset by an opposite change in the related hedge transaction. As of June 30, 2003, SJRG had $15.5 million of accounts receivable under sales contracts. Of that total, 85% were with companies rated investment-grade, or were guaranteed by an investment-grade-rated parent or were with companies where we have a collateral arrangement.

         SJRG and SJE entered into certain contracts to purchase, sell, and transport natural gas. For the quarters ended June 30, 2003 and 2002, we recorded net unrealized pre-tax losses on these energy trading and related contracts of $(.8) million and $(.9) million, respectively. For the six months ended June 30, 2003 and 2002, we recorded net unrealized pre-tax gains on these energy and related contracts of $.8 million and $.8 million, respectively. These losses and gains were derived primarily from contracts entered into during 2003 and 2002 and it is included as a component of Revenues - Nonutility. SJRG's and SJE's contracts are typically less than 12 months long. The fair value of these contracts determined under the mark-to-market method as of June 30, 2003 is as follows (in thousands):

Assets
                                     Maturity      Maturity
    Source of Fair Value             < 1 Year      1-3 Years           Total
    --------------------           -----------    -----------      -----------
Prices Actively Quoted     NYMEX   $    14,633    $     3,541      $    18,174
Other External Sources     Basis         5,988            616            6,604
                                   -----------    -----------      -----------
Total                              $    20,621    $     4,157      $    24,778
                                   ===========    ===========      ===========

                                     SJI-31

Liabilities
                                      Maturity      Maturity
    Source of Fair Value              < 1 Year      1-3 Years          Total
    --------------------            ----------    -----------      -----------
Prices Actively Quoted     NYMEX    $    7,715    $     1,348      $     9,063
Other External Sources     Basis         3,288            560            3,848
                                    ----------    -----------      -----------
Total                               $   11,003    $     1,908      $    12,911
                                    ==========    ===========      ===========

         NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location.

         A reconciliation of SJI's estimated net fair value of energy trading and related contracts follows (in thousands):

   Net Energy Trading and Related Assets, January 1, 2003            $  14,196
   Contracts Settled During the Six Months Ended June 30, 2003, Net (2,113) Other Changes in Fair Value from Continuing and
      New Contracts,  Net                                                 (216)
                                                                     ----------

   Net Energy Trading and Related Assets, June 30, 2003              $  11,867
                                                                     ==========

Interest Rate Risk

         Our exposure to interest rate risk relates primarily to short-term, variable rate borrowings. Our short-term, variable rate debt outstanding at June 30, 2003 was $125.2 million and averaged $110.4 million for the first six months of 2003. A hypothetical 100 basis point (1%) increase in interest rates on our average variable rate debt outstanding would result in a $651,000 increase in our interest expense, net of tax, on an annual basis. We chose the 100 basis point increase for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2002 -- 74 b.p. decrease; 2001 -- 383 b.p. decrease; 2000 -- 83 b.p.
increase; 1999 -- 81 b.p. increase; and 1998 -- 38 b.p. decrease. For June 2003, our average interest rate on variable rate debt was 2.05%.

         To reduce exposure to an interest rate increase on our variable rate debt, SJG entered into an interest rate swap agreement that became effective in June 2003 which fixed the rate on $20.0 million of variable rate debt through May 2004 at 2.24%.. SJG primarily issues long-term debt at fixed rates and, consequently, interest expense is not significantly impacted by changes in market interest rates. SJG prepaid, at par, $3.0 million of 8.6% debenture notes in February 2003. In May 2003, SJG also redeemed an additional $5.1 million of 10.25% first mortgage bonds prior to scheduled maturity. SJG paid a premium of $110,000 to redeem that issue. The only long-term debt outstanding other than that issued by the utility consists of the New Jersey Economic Development Authority bonds used to finance the construction of Marina's thermal plant. They were issued at floating rates that reset weekly. Subsequent to issuance, we

                                     SJI-32

entered into interest rate swap contracts that effectively fixed the rate on $20 million of tax-exempt debt at 4.08% through 2011 and $19 million of taxable debt at 4.59% through 2007. The amount of the swap on the taxable debt reduces annually commencing December 2003.


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

                                     SJI-33

                          PART II -- OTHER INFORMATION


                            Item l. Legal Proceedings

         Information required by this Item is incorporated by reference to Part I, Item 1, Note 9, beginning on page 17.


             Item 4. Submission of Matters to a Vote of Security Holders

         (a) Our annual meeting of shareholders was held on April 17, 2003.

         (c) Three Class II directors (with a term expiring 2006) were elected as follows:

                                                      For          Withheld
                                                   ----------     ----------
                Shirli M. Billings                 10,851,252       209,452
                Sheila Hartnett-Devlin             10,792,194       268,510
                Frederick R. Raring                10,880,885       179,819

             One Class III director (with a term expiring in 2004)

                Clarence D. McCormick              10,853,941       206,763

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

                    Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit No.              Description

                  31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

                  31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

                                     SJI-34

                  32 Certification Pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United
                                  States Code).

         (b)      Form 8-K

                  Dated July 29, 2003     South Jersey Industries issued a press
                                          release providing an earnings report
                                          for the second quarter of 2003, ending
                                          June 30.
                                          Item 9, "Regulation FD Disclosure"
                                          Item 12, "Disclosure of Results of
                                          Operations and Financial Conditions"





                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          SOUTH JERSEY INDUSTRIES, INC.
                                  (Registrant)



Dated:  August 13, 2003             By:  /s/  Charles Biscieglia
                                         --------------------------------------
                                         Charles Biscieglia
                                         Chief Executive Officer



Dated:  August 13, 2003             By:  /s/  David A. Kindlick
                                         --------------------------------------
                                         David A. Kindlick
                                         Vice President, Treasurer &
                                         Chief Financial Officer


                                     SJI-35

CERTIFICATION                                                      Exhibit 31.1

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

                                     SJI-36

Date: August 13, 2003              /s/ Charles Biscieglia
                                  ---------------------------------------------
                                  Charles Biscieglia
                                  Chairman and Chief Executive Officer

                                     SJI-37

CERTIFICATION                                                      Exhibit 31.2

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

                                     SJI-38

Date: August 13, 2003              /s/ David A. Kindlick
                                   --------------------------------------------
                                   David A. Kindlick
                                   Vice President, Chief Financial Officer and
                                   Treasurer

                                     SJI-39


CERTIFICATION                                                        Exhibit 32



           Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18,

                           United States Code)



Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of Section 1350, Chapter 63 of Title 18, United States Code), each of the undersigned officers of South Jersey Industries, Inc., a New Jersey Corporation (the "Company"), does hereby certify, to such officer's knowledge, that:


The Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the "Form 10-Q") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                     SJI-39

Dated:  August 13, 2003             By:  /s/  Charles Biscieglia
                                         -------------------------------------
                                        Charles Biscieglia
                                        Chairman and Chief Executive Officer


Dated:  August 13, 2003             By:  /s/  David A. Kindlick
                                         --------------------------------------
                                         David A. Kindlick
                                         Vice President, Treasurer &
                                         Chief Financial Officer


The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code) and is not being filed as part of the Form 10-Q or as a separate disclosure document.

A signed original of this written statement required by Section 906 has been provided to South Jersey Industries, Inc. and will be retained by South Jersey Industries, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

                                     SJI-40