Form 10-K
period 2003-12-31
SOUTH JERSEY INDUSTRIES INC
filed 2004-03-15
CIK 91928

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2003 Commission File Number 1-6364

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes  [X]      No  [  ]

The aggregate market value of approximately 12,120,500 shares of voting stock held by non-affiliates of the registrant as of March 1, 2004 was $510,515,460. As of March 1, 2004, there were 13,549,849 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference:
In Part I of Form 10-K:   Pages 16, 24, and 28 through 33 of 2003 Annual Report
                          to Shareholders
In Part II of Form 10-K:  Pages 1 and 12 through 33 of 2003 Annual Report to
                          Shareholders
In Part III of Form 10-K: Pages 1 through 7 and 13 through 15 of the Proxy
                          Statement dated March 15, 2004 for the 2004 Annual
                          Meeting of Shareholders
================================================================================

                                     PART I

                                Item 1. Business
                                ----------------
General

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

        South Jersey Gas Company (SJG) is a regulated natural gas utility. SJG distributes natural gas in the seven southernmost counties of New Jersey. SJG also:

        * sells natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system;
        * transports natural gas purchased directly from producers or suppliers for its own sales and for some of its customers; and
        * services appliances via the sale of appliance warranty and preventative maintenance programs as well as on a time and materials basis.

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

        Marina Energy LLC (Marina) develops and operates energy-related projects in southern New Jersey. Marina's largest project, the development of a facility to provide cooling, heating and hot water to The Borgata Hotel and Spa in Atlantic City, began commercial operations in July 2003.

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

                                     SJI-2

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

Financial Information About Industry Segments

         Information regarding Industry Segments is incorporated by reference to
Note 8 on page 29 of SJI's Annual Report to Shareholders for the year ended December 31, 2003 which is attached to this report. See Item 15(c)(13).

Description of Business

         SJI is engaged in the business of operating, through subsidiaries, various business enterprises. SJI's most significant subsidiary is SJG.

         South Jersey Gas Company

         Background
         ----------
         SJG, a New Jersey corporation, is an operating public utility company engaged in the purchase, transmission and sale of natural gas for residential, commercial and industrial use in an area of approximately 2,500 square miles in the southern part of New Jersey. SJG also sells natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system and transports natural gas purchased directly from producers or suppliers by some of its customers.

         SJG's service territory includes 112 municipalities throughout Atlantic, Cape May, Cumberland and Salem Counties and portions of Burlington, Camden and Gloucester Counties, with an estimated permanent population of 1.2 million.

         SJG serves 304,562 residential, commercial and industrial customers (at December 31, 2003) in southern New Jersey. Gas sales, transportation and capacity release for 2003 amounted to 125,024 MMcf (million cubic feet), of which 54,397 MMcf was firm sales and transportation, 2,467 MMcf was interruptible sales and transportation and 68,160 MMcf was off-system sales and capacity release. The breakdown of firm sales includes 29.1% residential, 9.9% commercial, 1.4% cogeneration and electric generation, .4% industrial and 59.2% transportation. At year-end 2003, SJG served 283,722 residential customers, 20,405 commercial customers and 435 industrial customers. This includes 2003 net additions of 7,743 residential customers, 439 commercial customers and 6 industrial customers.

         Under an agreement with Conectiv Inc., an electric utility serving southern New Jersey, SJG supplies natural gas to several electric generation facilities. This gas service is provided under the terms of a firm electric service tariff approved by the New Jersey Board of Public Utilities (BPU) on a demand/commodity basis. In 2003, .8 Bcf (billion cubic feet) was delivered under this agreement.

         SJG serviced 6 cogeneration facilities in 2003. Combined sales and transportation of natural gas to such customers amounted to approximately 3.8 Bcf in 2003.

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

                                     SJI-3

636 allowed SJG to deliver gas at delivery points on the interstate pipeline system other than its own city gate stations and release excess pipeline capacity to third parties. During 2003, off-system sales amounted to 27.0 Bcf. Also in 2003, capacity release and storage throughput amounted to 41.1 Bcf.

         Supplies of natural gas available to SJG that are in excess of the quantity required by those customers who use gas as their sole source of fuel (firm customers) make possible the sale and transportation of gas on an interruptible basis to commercial and industrial customers whose equipment is capable of using natural gas or other fuels, such as fuel oil and propane. The term "interruptible" is used in the sense that deliveries of natural gas may be terminated by SJG at any time if this action is necessary to meet the needs of higher priority customers as described in SJG's tariffs. Usage by interruptible customers, excluding off-system customers, in 2003 amounted to approximately 2.5 Bcf, approximately 2.0% of the total throughput.

         No material part of SJG's business is dependent upon a single customer or a few customers.

         Service Territory
         -----------------
         The majority of SJG's residential customers reside in the northern and western portions of its service territory in Burlington, Camden, Salem and Gloucester counties. A majority of new customers reside in this section of the service territory, which includes the residential suburbs of Wilmington and Philadelphia. The franchise area to the east is centered on Atlantic City and the neighboring resort communities in Atlantic and Cape May counties, which experience large population increases in the summer months. The impact of the casino gaming industry on the Atlantic City area has resulted in the creation of new jobs and the expansion of the residential and commercial infrastructure necessary to support a developing year-round economy. Construction was completed at the beginning of July on the first new casino/hotel in 13 years, emphasizing the continued expansion of the gaming and hospitality industry in New Jersey.

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

         Rates and Regulation
         --------------------
         As a public utility, SJG is subject to regulation by the New Jersey Board of Public Utilities (BPU). Additionally, the Natural Gas Policy Act, which was enacted in November 1978, contains provisions for Federal regulation of certain aspects of SJG's business. SJG is affected by Federal regulation with respect to transportation and pricing policies applicable to its pipeline capacity from Transcontinental Gas Pipeline Corporation, SJG's major supplier, Columbia Gas Transmission Corporation, Columbia Gulf Transmission Company, Dominion Transmission, Inc., and Texas Gas Transmission Corporation, since such services are provided under rates and terms established under the jurisdiction of the FERC.

         Retail sales by SJG are made under rate schedules within a tariff filed with and subject to the jurisdiction of the BPU. These rate schedules provide primarily for either block rates or demand/commodity rate structures. The tariff contains provisions permitting the recovery of environmental remediation costs associated with former manufactured gas plant sites, energy efficiency and renewable energy program costs, consumer education program costs and low income program costs. These costs are recovered through SJG's Societal Benefits Clause. The tariff also allows for the adjustment of revenues due to the impact of "temperature" fluctuations. In addition, the tariff contains provisions permitting SJG to pass on to customers increases and decreases in the cost of purchased gas supplies. The cost of gas purchased from the utility by consumers

                                     SJI-4

has historically been set annually by the BPU under a Levelized Gas Adjustment Clause (LGAC) within SJG's tariff. As recently approved by the BPU, in the future gas costs will be recovered through Basic Gas Supply Service ("BGSS"). When actual gas costs experienced by SJG are less than those charged to customers under BGSS, customer bills in the subsequent BGSS period(s) are adjusted to provide credits for the overrecovery with interest. When actual gas costs are more than is recovered through rates, SJG is permitted to charge customers more for gas in future periods for the underrecovery.

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

         In December 2002, the BPU approved the Basic Gas Supply Service price structure. BGSS is the gas supply service being provided by the natural gas utility. Upon implementation of BGSS in 2003, customers have the ability to make more informed decisions regarding their choices of an alternate supplier by having a utility price structure that is more consistent with market conditions. Further, BGSS provides SJG with more pricing flexibility, through automatic rate changes, conceptually resulting in the reduction of over/under-recoveries. Although the BGSS approved price structure replaced the current pricing structure in the LGAC, all other LGAC mechanisms, such as, but not limited to, deferred accounting treatment and the allowance for full recovery of natural gas costs, remain in place under BGSS.

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

         In August 2003, SJG filed a base rate case with the BPU to increase its base rates to obtain a certain level of return on its investment of capital. SJG expects the rate case to be concluded during 2004. SJG has not sought a base rate increase from the BPU since the implementation of its base rate case approved in January 1997.

         Additional information on regulatory affairs is incorporated by reference to Notes 1, 6, 9, 10 and 13 of SJI's Annual Report to Shareholders for the year ended December 31, 2003 which is attached to this report. See Item 15(c)(13).

         South Jersey Energy Company

         SJE, a New Jersey corporation established by SJI in 1973, is a wholly owned non-utility subsidiary of SJI and provides services for the acquisition and transportation of natural gas and electricity for retail end users, markets total energy management services, and markets an air quality monitoring system. As of December 31, 2003, SJE marketed natural gas to 93,409 customers, of which

                                     SJI-5

87,782 were residential customers. All of SJE's residential gas customers and most of its commercial and industrial customers are located within southern New Jersey. In 2003, SJE was profitable and contributed approximately 9.7% on a consolidated basis to SJI's net income. The majority of this contribution was derived from retail gas marketing.

         South Jersey Resources Group

         SJRG is a wholly owned non-utility subsidiary of SJI, formed in 1996. SJRG markets natural gas storage, commodity and transportation assets on a wholesale basis. Customers include energy marketers, electric and gas utilities and natural gas producers. SJRG's marketing activities occur mainly in the mid-Atlantic and southern regions of the country. SJRG also provides commodity risk management services to other SJI subsidiaries. In 2003, SJRG transacted
60.1 Bcf of natural gas. SJRG contributed approximately 9.1% on a consolidated basis to SJI's net income.

         Marina Energy

         Marina's largest project is an energy plant that provides for the thermal needs of the Borgata Hotel Casino and Spa in Atlantic City. The facility consists of a production facility and a distribution and interconnection system located in the area of Atlantic City referred to as Renaissance Point. The Marina Thermal Facility is located on an approximate 3/4-acre site off of Route 30 (Absecon Blvd.) and between Tennessee and New York Avenues in Atlantic City. The production facility consists of hot and chilled water production equipment, emergency electric generating equipment and related equipment. The facility is located adjacent to the Borgata and in close proximity to other potential customer sites. The distribution system consists of both hot and chilled water piping, manholes, valves, heat exchangers, controls and electrical devices. The system commences within the Marina Thermal Facility and runs throughout the Renaissance Point area, terminating at customer facilities.

         The thermal facility was completed on budget and ahead of schedule. The plant became fully operational for the Borgata's July 2003 opening. The Marina Thermal Facility has the capacity to produce and distribute 20,000 tons of chilled water and 300 million British Thermal Units per hour of hot water to customers in the Renaissance Point area of the City. The Marina Thermal Facility is capable of serving multiple customers within the Renaissance Point area.

Raw Materials

         South Jersey Gas Company

         Transportation and Storage Agreements
         -------------------------------------
         SJG has direct connections to two interstate pipeline companies, Transcontinental Gas Pipeline Corporation (Transco) and Columbia Gas Transmission Corporation (Columbia). During 2003, SJG purchased and had delivered approximately 51.7 Bcf of natural gas for distribution to both on-system and off-system customers. Of this total, 38.4 Bcf was transported on the Transco pipeline system and 13.3 Bcf was transported on the Columbia pipeline system. SJG also secures firm transportation and other long term services from three additional pipelines upstream of the Transco and Columbia systems. They include: Columbia Gulf Transmission Company (Columbia Gulf), Texas Gas Transmission Corporation (Texas Gas) and Dominion Transmission Inc. (Dominion). Services provided by these upstream pipelines are utilized to deliver gas into either the Transco or Columbia systems for ultimate delivery to SJG. Services provided by all of the above mentioned pipelines are subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC).

         Transco:

         Transco is SJG's largest supplier of long-term gas transmission services. These services include five year-round and one seasonal firm transportation (FT) service arrangements. When combined, these services enable SJG to purchase from third parties and have delivered to its city gate stations

                                     SJI-6

by Transco a total of 169,589 Thousand Cubic Feet of gas per day ("Mcf/d"). The terms of the year-round agreements extend for various periods from 2004 to 2010 while the term of the seasonal agreement extends to 2011.

         SJG also has seven long-term gas storage service agreements with Transco that, when combined, are capable of storing approximately 10.1 Bcf. Through these services, SJG can inject gas into market area storage during periods of low demand and withdraw gas at a rate of up to 86,973 Mcf per day during periods of high demand. The terms of the storage service agreements extend for various periods from 2004 to 2017.

         Dominion:

         Effective April 1, 2003, regained control of its Dominion GSS storage service which had been released to Sempra Energy Trading Corporation. This storage service provides a maximum withdrawal capacity of 9,662 Mcf per day during the period between November 16 and March 31 of winter season with 408,696 Mcf of storage capacity. Gas is delivered through both the Dominion and Transco pipeline systems.

         Columbia:

         SJG has two firm transportation agreements with Columbia which, when combined, provide for 43,500 Mcf/d of firm deliverability.

         SJG also subscribes to a firm storage service from Columbia, to March 31, 2009, which provides a maximum withdrawal quantity of 51,102 Mcf/d during the winter season with an associated 3,355,557 Mcf of storage capacity.

         Gas Supplies
         ------------

         SJG has two long-term gas supply agreements with a single producer and marketer that expires in 2006. Under these agreements, SJG can purchase up to 6,798,628 Mcf of natural gas per year. When advantageous, SJG can purchase spot supplies of natural gas in place of or in addition to those volumes reserved under long-term agreements. In recent years, SJG has replaced long-term gas supply contracts with short-term agreements. The short-term agreements are typically for several months in duration.

         Supplemental Gas Supplies
         -------------------------

         During 2003 SJG entered into a Liquified Natural Gas (LNG)liquefaction service agreement with a third party provider which extends through March 31, 2004. SJG's contract quantity under the agreement is 186,047 Mcf. LNG supplied by this vendor is transported to SJG's McKee City, New Jersey LNG storage facility by truck.

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

         Peak-Day Supply
         ---------------

         SJG plans for a winter season peak-day demand on the basis of an average daily temperature of 2 degrees F. Gas demand on such a design day was estimated for the 2003-2004 winter season to be 496,304 Mcf. SJG projects that it has adequate supplies and interstate pipeline entitlements to meet its design requirements. On January 23, 2003, SJG experienced its highest peak-day demand for the year of 403,575 Mcf with an average temperature of 15.35 degrees F.

                                     SJI-7

         Natural Gas Prices
         ------------------

         SJG's average cost of natural gas purchased and delivered in 2003, 2002 and 2001, including demand charges, was $6.74 per Mcf, $4.46 per Mcf and $6.80 per Mcf, respectively.

         South Jersey Energy Company

         Transportation and Storage Agreements
         -------------------------------------
         Access to gas suppliers and cost of gas are significant to the operations of SJE. No material part of the business of SJE is dependent upon a single customer or a few customers. SJE purchases delivered gas only, primarily from SJRG. Consequently, SJE maintains no transportation or storage agreements.

         South Jersey Resources Group

         Transportation and Storage Agreements
         -------------------------------------
         National Fuel Gas Supply Corporation:

         SJRG has a long-term storage service agreement with National Fuel Gas Supply Corporation (National Fuel) with a primary term which extends through March 31, 2005, under which up to 2,441,000 Mcf of gas may be stored during the summer season and up to 20,825 Mcf per day may be withdrawn during the winter season.

         SJRG also has a long-term firm transportation agreement with National Fuel associated with the above mentioned storage service, with a primary term which extends through March 31, 2005. Under this agreement, National Fuel will provide SJRG with a maximum daily injection transportation quantity of 16,500 Mcf with primary receipt points on Tennessee Gas Pipeline and National Fuel's system storage. The agreement also provides for a maximum daily withdrawal transportation quantity of 20,825 Mcf with primary delivery points on Transcontinental Gas Pipe Line and National Fuel's system storage.

         SJRG also has a long-term capacity assignment of firm pipeline capacity on the Columbia Gulf System. This agreement expires in October 2004. We intend to renew the agreement through October 2005 and do not anticipate any difficulty in doing so.

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

                                     SJI-8

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

Working Capital Practices

         Reference is made to "Liquidity and Capital Resources" on page 16 of the SJI's Annual Report to Shareholders for the year ended December 31, 2003 which is attached to this report.

Customers

         No material part of the Company's business is dependent upon a single customer or a few customers, the loss of which would have a material adverse effect on SJI performance on a consolidated basis. One of SJI's subsidiaries, Marina Energy, does currently receive the majority of its revenues and income from one customer. However, that customer is under long-term contract through 2023.

Backlog

         Backlog is not material to an understanding of SJI's business or that of any of its subsidiaries.

Government Contracts

         No material portion of the business of SJI or any of its subsidiaries is subject to renegotiation of profits or termination of contracts or subcontracts at the election of any government.

Competition

         South Jersey Gas Company

         SJG's franchises are non-exclusive, however, currently no other utility is providing natural gas service within its territory. SJG competes with oil, propane and electricity suppliers for residential, commercial and industrial users. The market for natural gas commodity sales is subject to competition as a result of deregulation. Through its tariff, SJG has promoted competition while maintaining its margins. Substantially all of SJG's profits are from the transportation rather than the sale of the commodity. SJG has maintained its focus on being a low-cost provider of natural gas and energy services. SJG also competes with other marketers/brokers in the selling of wholesale natural gas services.

         Non-Utility Companies

         SJE competes with a number of other marketers/brokers in selling retail natural gas and electricity. SJE competes successfully based upon a combination of effective customer acquisition efforts and pricing. Retail natural gas competition includes SJG, other utilities, and alliances which include other utility companies and independent marketers. Retail electric competition is similar to that of retail natural gas, excluding SJG. SJRG competes with other wholesale gas marketers based upon a combination of familiarity with the markets we serve and price.

                                     SJI-9

Research

         During the last three fiscal years, neither SJI nor any of its subsidiaries engaged in research activities to any material extent.

Environmental Matters

         Information on environmental matters for SJI and its subsidiaries is incorporated by reference to Note 13 on pages 32 and 33 of the SJI Annual Report to Shareholders for the year ended December 31, 2003 which is attached to this report.

Employees

         SJI and its subsidiaries had a total of 643 employees as of December 31, 2003. Of that total, 390 employees are unionized. 341 and 49 unionized employees and are covered under collective bargaining agreements that expire in January 2005 and January 2008, respectively.

Financial Information About Foreign and Domestic Operations and Export Sales

         SJI has no foreign operations and export sales have not been a significant part of SJI's business.


                               Item 2. Properties
                               ------------------

         The principal property of SJI consists of SJG's gas transmission and distribution systems that include mains, service connections and meters. The transmission facilities carry the gas from the connections with Transco and Columbia to SJG's distribution systems for delivery to customers. As of December 31, 2003, there were approximately 92 miles of mains in the transmission systems and 5,349 miles of mains in the distribution systems.

         SJG owns office and service buildings, including its corporate headquarters, at seven locations in the territory. There is also a liquefied natural gas storage and vaporization facility at one of these locations.

         As of December 31, 2003, SJG's utility plant had a gross book value of $894.6 million and a net book value, after accumulated depreciation, of $639.6 million. In 2003, $53.2 million was spent on additions to utility plant and there were retirements of property having an aggregate gross book cost of $5.4 million. SJG's construction and remediation expenditures for 2004 are currently expected to approximate $67.8 million. SJI's total construction and remediation expenditures for 2004 are expected to total $68.1 million.

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

         Non-utility property and equipment totaling $63.4 million consists primarily of Marina's thermal energy plant in Atlantic City, N.J.

         EMI owns 235 acres of land in Vineland, New Jersey.

         South Jersey Fuel, Inc., an inactive subsidiary, owns land and a building in Deptford Township and owns real estate in Upper Township, New Jersey.

         R&T Castellini, Inc., an inactive subsidiary, owns land and buildings in Vineland, New Jersey.

                                     SJI-10

         SJI owns approximately 139 acres of land in Folsom, New Jersey, and approximately 3.41 acres of land in Linwood, New Jersey.


                            Item 3. Legal Proceedings
                            -------------------------

         SJI is subject to claims arising in the ordinary course of its business and other legal proceedings. We accrue liabilities related to these claims when we can determine the amount or range of amounts of likely settlement costs for these claims. Among other actions, SJI is named in certain product liability claims related to our former sand mining subsidiary. Management does not currently anticipate the disposition of any known claims to have a material adverse effect on SJI's financial position, results of operations or liquidity.


           Item 4. Submission Of Matters To A Vote of Security Holders
           -----------------------------------------------------------

         No matter was submitted to a vote of security holders during the fourth quarter of the 2003 fiscal year.


                 Item 4-A. Executive Officers of the Registrant
                 ----------------------------------------------

       Name             Age          Positions with SJI

Charles Biscieglia      59   Chairman of the Board (Retired as Chief Executive
                              Officer effective February 1, 2004.)
Edward J. Graham        46   President & Chief Executive Officer
David A. Kindlick       49   Vice President & Chief Financial Officer
Albert V. Ruggiero      55   Vice President
Richard H. Walker, Jr.  53   Vice President, Corporate Counsel & Corporate
                              Secretary


         Charles Biscieglia was elected Assistant Vice President, Commercial Operations of SJG in May 1981, Vice President, Commercial Operations in November 1983, Senior Vice President, Operations in April 1987, Executive Vice President and Chief Operating Officer in April 1991 and President and Chief Executive Officer in March 1998. Mr. Biscieglia was elected Vice President of SJI in April 1997, President and Chief Executive Officer in October 1998 and Chairman, President and Chief Executive Officer in January 2000. Mr. Biscieglia relinquished the roles of President in January 2003 and CEO in February 2004.

         Edward J. Graham was elected Vice President & Controller of SJG in June 1994, Vice President, Gas Management in April 1995, and Senior Vice President, Energy Management in April 1998. Mr. Graham was elected President of SJ EnerTrade in October 1997 and President of SJE in October 1998. Mr. Graham was elected Vice President of SJI in June 1998, and Executive Vice President and Chief Operating Officer in January 2002. Mr. Graham was elected President & Chief Operating Officer in January 2003 and CEO in February 2004. Mr. Graham relinquished the role of COO in February 2004.

         David A. Kindlick was elected Assistant Vice President, Revenue Requirements of SJG in October 1989, Vice President, Revenue Requirements in April 1992, Vice President, Rates and Budgeting in April 1995, Senior Vice President, Finance and Rates in April 1998, and Executive Vice President and Chief Financial Officer in January 2002. Mr. Kindlick was elected Vice President of SJI in June 1997, Vice President and Treasurer in April 2001, and Vice President, Treasurer and Chief Financial Officer in January 2002. Mr. Kindlick relinquished the role of Treasurer in January 2004.

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

         Richard H. Walker, Jr. was elected Assistant Secretary of SJI and SJG in April 1998, and Corporate Counsel & Corporate Secretary in April 2002.
Mr. Walker was elected Vice President, Corporate Counsel and Corporate Secretary in May 2003.

         Executive officers of SJI are elected annually and serve at the pleasure of the Board of Directors.

                                     SJI-12

                                     PART II


              Item 5. Market for the Registrant's Common Stock and
              ----------------------------------------------------
                           Related Stockholder Matters
                           ---------------------------

         Information required by this item is incorporated by reference to Note 4 on pages 27 and 28 of SJI's Annual Report to Shareholders for the year ended December 31, 2003 which is attached to this report.


                         Item 6. Selected Financial Data
                         -------------------------------

         Information required by this item is incorporated by reference to page 1 of SJI's Annual Report to Shareholders for the year ended December 31, 2003 which is attached to this report.


           Item 7. Management's Discussion and Analysis of Results of
           ----------------------------------------------------------
                       Operations and Financial Condition
                       ----------------------------------

         Information required by this item is incorporated by reference to pages 12 through 18 of SJI's Annual Report to Shareholders for the year ended December 31, 2003 which is attached to this report.


      Item 7A. Quantitative and Qualitative Disclosures about Market Risks
      --------------------------------------------------------------------

         Information required by this item is incorporated by reference to the section entitled "Market Risks" on pages 17 and 18 of SJI's Annual Report to Shareholders for the year ended December 31, 2003, which is attached to this report.


               Item 8. Financial Statements and Supplementary Data
               ---------------------------------------------------

         Information required by this item is incorporated by reference to pages 19 through 33 and the top of page 34 of SJI's Annual Report to Shareholders for the year ended December 31, 2003 which is attached to this report.


            Item 9. Changes in and Disagreements with Accountants on
            --------------------------------------------------------
                       Accounting and Financial Disclosure
                       -----------------------------------

                                      None

                        Item 9A. Controls and Procedures
                        --------------------------------

         SJI management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                                     SJI-13


                                    PART III


           Item 10. Directors and Executive Officers of the Registrant
           -----------------------------------------------------------

         Information required by this item relating to the directors of SJI is incorporated by reference to pages 1 through 5 of SJI's definitive Proxy Statement, dated March 15, 2004, filed in connection with SJI's 2003 Annual Meeting of Shareholders. Information required by this item relating to the executive officers of SJI is set forth in Item 4-A of this report. The Company has adopted a Code of Ethics for its Principal Executive, Financial and Accounting Officers. This Code is filed as Exhibit (14). It is also available on SJI's website, www.sjindustries.com by clicking "Investors" and then "Corporate Governance."


                         Item 11. Executive Compensation
                         -------------------------------

         Information required by this item is incorporated by reference to pages 13 through 15 of SJI's definitive Proxy Statement, dated March 15, 2004, filed in connection with SJI's 2004 Annual Meeting of Shareholders.


     Item 12. Security Ownership of Certain Beneficial Owners and Management
     -----------------------------------------------------------------------

         Information required by this item is incorporated by reference to pages 6 and 7 of SJI's definitive Proxy Statement, dated March 15, 2004, filed in connection with SJI's 2004 Annual Meeting of Shareholders.


             Item 13. Certain Relationships and Related Transactions
             -------------------------------------------------------

                                      None


                 Item 14. Principal Accountant Fees and Services
                 -----------------------------------------------

         Information required by this item is incorporated by reference to pages 17 and 18 of SJI's definitive Proxy Statement, dated March 15, 2004, filed in connection with SJI's 2004 Annual Meeting of Shareholders.

                                     SJI-14

                                     PART IV

    Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K
    ------------------------------------------------------------------------

(a) Listed below are all financial statements and schedules filed as part of this report:

         1 - The consolidated financial statements and notes to consolidated financial statements together with the report thereon of Deloitte & Touche LLP, dated February 18, 2004, are incorporated herein by reference to pages 18 through 33 of SJI's Annual Report to Shareholders for the year ended December 31, 2003 which is attached to this report.

         2 - Supplementary Financial Information

         Information regarding selected quarterly financial data is incorporated herein by reference to page 34 of SJI's Annual Report to Shareholders for the year ended December 31, 2003 which is attached to this report.

         Supplemental Schedules as of December 31, 2003, 2002 and 2001 and for the three years ended December 31, 2003, 2002, and 2001:

         The Independent Auditors' Report of Deloitte & Touche LLP, Auditors of SJI (page 24).

         Schedule I - Statement of Income, Statement of Comprehensive Income, Statement of Retained Earnings, Statement of Cash Flows and Balance Sheet of SJI (pages 25, 26, 27).

         Schedule II - Valuation and Qualifying Accounts (page 28).

         All schedules, other than that listed above, are omitted because the information called for is included in the financial statements filed or because they are not applicable or are not required.

         3 - See Item 15(c)(13)

(b) Reports on Form 8-K.

    Dated:    November 21, 2003         South Jersey Industries issued a press
                                        release announcing the appointment of
                                        Edward J. Graham to the position of
                                        President and CEO, effective
                                        February 1, 2004, under Item 5.

              October 3, 2003           South Jersey Gas Company issued a press
                                        release announcing the redemption of its SJG Capital Trust 8.35% Preferred
                                        Securities effective November 5, 2003,
                                        under Items 5 and 9.

                                     SJI-15

(c) List of Exhibits (Exhibit Number is in Accordance with the Exhibit Table in Item 601 of Regulation S-K).



     Exhibit                         Description                                       Reference
     Number

(3)(a)(i)           Certificate of Incorporation of South Jersey     Incorporated by reference from Exhibit (4)(a)
                    Industries, Inc., as amended through April       of Form S-2 (2-91515).
                    19, 1984.

(3)(a)(ii)          Amendment to Certificate of Incorporation        Incorporated by reference from Exhibit
                    relating to two-for-one stock split effective    (4)(e)(1) of Form S-3 (33-1320).
                    as of April 28, 1987.

(3)(a)(iii)         Amendment to Certificate of Incorporation        Incorporated by reference from Exhibit
                    relating to director and officer liability.      (4)(e)(2) of Form S-3 (33-1320).

(3)(ii)             Bylaws of South Jersey Industries, Inc. as       Incorporated by reference from Exhibit
                    amended and restated through November 17,        (3)(ii) of Form 10-K for 2000 (1-6364).
                    2000.

(4)(a)              Form of Stock Certificate for common stock.      Incorporated by reference from Exhibit (4)(a)
                                                                     of Form 10-K for 1985 (1-6364).

(4)(a)(i)           Rights Agreement dated as of September 20,       Incorporated by reference from Exhibit 99.1
                    1996 between South Jersey Industries, Inc.       of Form 8-A filed April 9, 1996 (1-6364).
                    and The Farmers & Merchants National Bank of
                    Bridgeton.

(4)(b)(i)           First Mortgage Indenture dated October 1,        Incorporated by reference from Exhibit
                    1947.                                            (4)(b)(i) of Form 10-K for 1987 (1-6364).

(4)(b)(x)           Twelfth Supplemental Indenture dated as of       Incorporated by reference from Exhibit 5(b)
                    June 1, 1980.                                    of Form S-7 (2-68038).

(4)(b)(xv)          Seventeenth Supplemental Indenture dated as      Incorporated by reference from Exhibit
                    of May 1, 1989.                                  (4)(b)(xv) of Form 10-K for 1989 (1-6364).

(4)(b)(xvii)        Nineteenth Supplemental Indenture dated as of    Incorporated by reference from Exhibit
                    April 1, 1992.                                   (4)(b)(xvii) of Form 10-K for 1992 (1-6364).

(4)(b)(xix)         Twenty-First Supplemental Indenture dated as     Incorporated by reference from Exhibit
                    of March 1, 1997.                                (4)(b)(xviv) of Form 10-K for 1997(1-6364).

(4)(b)(xx)          Twenty-Second Supplemental Indenture dated as    Incorporated by reference from Exhibit
                    of October 1, 1998.                              (4)(b)(ix) of Form S-3 (333-62019).

(4)(b)(xxi)         Twenty-Third Supplemental Indenture dated as     Incorporated by reference from Exhibit
                    of September 1, 2002.                            (4)(b)(x) of Form S-3 (333-98411).

(4)(c)              Indenture dated as of January 31, 1995; 8.60%    Incorporated by reference from Exhibit (4)(c)
                    Debenture Notes due February 1, 2010.            of Form 10-K for 1994 (1-6364).

                                     SJI-16

Exhibit                              Description                                       Reference
Number

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

(4)(d)(ii)          Form of Amended and Restated Trust Agreement     Incorporated by reference from Exhibit 3(c)
                    for SJG Capital Trust.                           of Form S-3 - SJG Capital Trust and South
                                                                     Jersey Gas Company as filed March 27, 1997,
                                                                     as amended April 18, 1997 and April 23, 1997
                                                                     (333-24065).

(4)(d)(vi)          Form of Guaranty Agreement between South         Incorporated by reference from Exhibit 4(d)
                    Jersey Gas Company and SJG Capital Trust.        of Form S-3 - SJG Capital Trust and South
                                                                     Jersey Gas Company as filed March 27, 1997,
                                                                     as amended April 18, 1997 and April 23, 1997
                                                                     (333-24065).

(4)(e)              Medium Term Note Indenture of Trust dated        Incorporated by reference from Exhibit 4(e)
                    October 1, 1998.                                 of Form S-3 (333-62019).

(4)(f)              Medium Term Note Indenture of Trust, as          Incorporated by reference from Exhibit 4(e)
                    amended, dated December 16, 2002.                of Form S-3 (333-98411)

(9)                 None

(10)(d)             Gas storage agreement (GSS) between South        Incorporated by reference from Exhibit
                    Jersey Gas Company and Transco dated October     (10)(d) of Form 10-K for 1993 (1-6364).
                    1, 1993.

(10)(e)             Gas storage agreement (S-2) between South        Incorporated by reference from Exhibit (5)(h)
                    Jersey Gas Company and Transco dated December    of Form S-7 (2-56223).
                    16, 1953.

(10)(f)             Gas storage agreement (LG-A) between South       Incorporated by reference from Exhibit (5)(f)
                    Jersey Gas Company and Transco dated June 3,     of Form S-7 (2-56223).
                    1974.

(10)(h)             Gas storage agreement (WSS) between South        Incorporated by reference from Exhibit
                    Jersey Gas Company and Transco dated August      (10)(h) of Form 10-K for 1991 (1-6364).
                    1, 1991.

(10)(i)             Gas storage agreement (LSS) between South        Incorporated by reference from Exhibit
                    Jersey Gas Company and Transco dated October     (10)(i) of Form 10-K for 1993 (1-6364).
                    1, 1993.

                                     SJI-17

Exhibit                              Description                                       Reference
Number

(10)(i)(a)          Gas storage agreement (SS-1) between South       Incorporated by reference from Exhibit
                    Jersey Gas Company and Transco dated May 10,     (10)(i)(a) of Form 10-K for 1988 (1-6364).
                    1987 (effective April 1, 1988).

(10)(i)(b)          Gas storage agreement (ESS) between South        Incorporated by reference from Exhibit
                    Jersey Gas Company and Transco dated November    (10)(i)(b) of Form 10-K for 1993 (1-6364).
                    1, 1993.

(10)(i)(c)          Gas transportation service agreement between     Incorporated by reference from Exhibit
                    South Jersey Gas Company and Transco dated       (10)(i)(c) of Form 10-K for 1989 (1-6364).
                    April 1, 1986.

(10)(i)(e)          Service agreement (FS) between South Jersey      Incorporated by reference from Exhibit
                     Gas Company and Transco dated August 1, 1991.   (10)(i)(e) of Form 10-K for 1991 (1-6364).


(10)(i)(f)          Service agreement (FT) between South Jersey      Incorporated by reference from Exhibit
                    Gas Company and Transco dated February 1,        (10)(i)(f) of Form 10-K for 1991 (1-6364).
                    1992.

(10)(i)(g)          Service agreement (Incremental FT) between       Incorporated by reference from Exhibit
                    South Jersey Gas Company and Transco dated       (10)(i)(g) of Form 10-K for 1991 (1-6364).
                    August 1, 1991.

(10)(i)(i)          Gas storage agreement (SS-2) between South       Incorporated by reference from Exhibit
                    Jersey Gas Company and Transco dated July 25,    (10)(i)(i) of Form 10-K for 1991 (1-6364).
                    1990.

(10)(i)(j)          Gas transportation service agreement between     Incorporated by reference from Exhibit
                    South Jersey Gas Company and Transco dated       (10)(i)(j) of Form 10-K for 1993 (1-6364).
                    December 20, 1991.

(10)(i)(k)          Amendment to gas transportation agreement        Incorporated by reference from Exhibit
                    dated December 20, 1991 between South Jersey     (10)(i)(j) of Form 10-K for 1993 (1-6364).
                    Gas Company and Transco dated October 5, 1993.


(10)(j)(a)          Gas transportation service agreement (FTS)       Incorporated by reference from Exhibit
                    between South Jersey Gas Company and             (10)(j)(a) of Form 10-K for 1989 (1-6364).
                    Equitable Gas Company dated November 1, 1986.

(10)(k)(h)          Gas transportation service agreement (TF)        Incorporated by reference from Exhibit
                    between South Jersey Gas Company and CNG         (10)(k)(h) of Form 10-K for 1993 (1-6364).
                    Transmission Corporation dated October 1, 1993.

(10)(k)(i)          Gas purchase agreement between South Jersey      Incorporated by reference from Exhibit
                    Gas Company and ARCO Gas Marketing, Inc.         (10)(k)(i) of Form 10-K for 1989 (1-6364).
                    dated March 5, 1990.

                                     SJI-18

Exhibit                              Description                                       Reference
Number

(10)(k)(k)          Gas transportation service agreement (FTS-1)     Incorporated by reference from Exhibit
                    between South Jersey Gas Company and Columbia    (10)(k)(k) of Form 10-K for 1993 (1-6364).
                    Gulf Transmission Company dated November 1,
                    1993.

(10)(k)(l)          Assignment agreement capacity and service        Incorporated by reference from Exhibit
                    rights (FTS-2) between South Jersey Gas          (10)(k)(i) of Form 10-K for 1993 (1-6364).
                    Company and Columbia Gulf Transmission
                    Company dated November 1, 1993.

(10)(k)(m)          FTS Service Agreement No. 39556 between South    Incorporated by reference from Exhibit
                    Jersey Gas Company and Columbia Gas              (10)(k)(m) of Form 10-K for 1993 (1-6364).
                    Transmission Corporation dated November 1, 1993.

(10)(k)(n)          FTS Service Agreement No. 38099 between South    Incorporated by reference from Exhibit
                    Jersey Gas Company and Columbia Gas              (10)(k)(n) of Form 10-K for 1993 (1-6364).
                    Transmission Corporation dated November 1, 1993.

(10)(k)(o)          NTS Service Agreement No. 39305 between South    Incorporated by reference from Exhibit
                    Jersey Gas Company and Columbia Gas              (10)(k)(o) of Form 10-K for 1993 (1-6364).
                    Transmission Corporation dated November 1, 1993.

(10)(k)(p)          FSS Service Agreement No. 38130 between South    Incorporated by reference from Exhibit
                    Jersey Gas Company and Columbia Gas              (10)(k)(p) of Form 10-K for 1993 (1-6364).
                    Transmission Corporation dated November 1, 1993.

(10)(k)(q)          SST Service Agreement No. 38086 between South    Incorporated by reference from Exhibit
                    Jersey Gas Company and Columbia Gas              (10)(k)(q) of Form 10-K for 1993 (1-6364).
                    Transmission Corporation dated November 1, 1993.

(10)(k)(r)          NS (Negotiated Sales) Service Agreement dated    Incorporated by reference from Exhibit
                    December 1, 1994 between South Jersey Gas        (10)(k)(r) of Form 10-K for 1994 (1-6364).
                    Company and Transco Gas Marketing Company as
                    agent for Transcontinental Gas Pipeline.

(10)(l)*            Deferred Payment Plan for Directors of South     Incorporated by reference from Exhibit
                    Jersey Industries, Inc., South Jersey Gas        (10)(l) of Form 10-K for 1994 (1-6364).
                    Company, Energy & Minerals, Inc., R&T Group,
                    Inc. and South Jersey Energy Company as amended
                    and restated October 21, 1994.

(10)(l)(a)*         Form of Deferred Compensation Agreement          Incorporated by reference from Exhibit
                    between South Jersey Industries, Inc. and/or     (10)(j)(a) of Form 10-K for 1980 (1-6364).
                    a subsidiary and seven of its officers.

(10)(l)(b)*         Schedule of Deferred Compensation Agreements.    Incorporated by reference from Exhibit
                                                                     (10)(l)(b) of Form 10-K for 1997 (1-6364).

                                     SJI-19

Exhibit                        Description                                             Reference
--------                       -----------                                             ---------
Number
------
(10)(l)(d)*         Form of Officer Employment Agreement between     Incorporated by reference from Exhibit
                    certain officers and either South Jersey         (10)(l)(d) of Form 10-K for 1999 (1-6364).
                    Industries, Inc. or its subsidiaries.

(10)(l)(e)*         Schedule of Officer Employment Agreements
                    (filed herewith).

(10)(l)(f)*         Officer Severance Benefit Program for all        Incorporated by reference from Exhibit
                    officers.                                        (10)(l)(g) of Form 10-K for 1985 (1-6364).

(10)(l)(g)*         Discretionary Incentive Bonus Program for all    Incorporated by reference from Exhibit
                    officers and management employees.               (10)(l)(h) of Form 10-K for 1985 (1-6364).

(10)(l)(i)*         Supplemental Executive Retirement Program, as    Incorporated by reference from Exhibit
                    amended and restated effective July 1, 1997,     (10)(l)(i) of Form 10-K for 1997 (1-6364). and
                    Form of Agreement between certain SJI or
                    subsidiary officers.

(10)(l)(j)*         1997 Stock Option and Stock Appreciation         Incorporated by reference from Exhibit
                    Rights Plan.                                     (10)(l)(j) of Form 10-K for 1999 (1-6364).

(10)(m)             364-day Revolving Credit Agreement for SJI       Incorporated by reference from Exhibit 10.1
                                                                     of Form 10-Q of SJI as filed November 14,
                                                                     2003.

(10)(n)             Three-year Revolving Credit Agreement for SJG    Incorporated by reference from Exhibit 10.2
                                                                     of Form 10-Q of SJI as filed on November 14,
                                                                     2003

(12)                Calculation of Ratio of Earnings to Fixed
                    Charges (Before Federal Income Taxes) (filed herewith).

(13) The Annual Report to Shareholders of SJI for the year ended December 31, 2003 is filed as an exhibit hereto solely to the extent portions are specifically incorporated by reference herein (filed herewith).

(14)                Code of Ethics (filed herewith).

(18)                Preferability Letter from Independent Auditors'
                    Re: Pension Measurement Date (filed herewith).

(21)                Subsidiaries of the Registrant (filed herewith).

(23)                Independent Auditors' Consent (filed herewith).

(24)                Power of Attorney (filed herewith).

                                     SJI-20

Exhibit                                Description                                     Reference
Number

(31.1) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley
                    Act of 2002 (filed herewith).

(31.2) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley
                    Act of 2002 (filed herewith).

(32.1) Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002 (filed herewith).

(32.2) Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002 (filed herewith).


* Constitutes a management contract or a compensatory plan or arrangement.

                                     SJI-21

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SOUTH JERSEY INDUSTRIES, INC.



                                      BY:   /s/ David A. Kindlick
                                            ------------------------------------
                                            David A. Kindlick
                                            Vice President & Chief Financial
                                            Officer

                                            Date        March 12, 2004
                                                 ---------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                               Title                                           Date



/s/ Edward J. Graham                    President,  Chief Executive Officer, &         March 12, 2004
--------------------------              Director
(Edward J. Graham)                      (Principal Executive Officer)



/s/ David A. Kindlick                   Vice President & Chief                         March 12, 2004
--------------------------              Financial Officer
(David A. Kindlick)                     (Principal Financial and Accounting
                                        Officer)



/s/ Richard H. Walker, Jr.              Vice President, Corporate Counsel &            March 12, 2004
--------------------------              Corporate Secretary
(Richard H. Walker, Jr.)



/s/ Charles Biscieglia                  Chairman of the Board                          March 12, 2004
--------------------------
(Charles Biscieglia)



/s/ Shirli M. Billings                  Director                                       March 12, 2004
--------------------------
(Shirli M. Billings)



/s/ Helen R. Bosley                     Director                                       March 12, 2004
--------------------------
(Helen R. Bosley)

                                     SJI-22

    Signature                               Title                                          Date


/s/ Thomas A. Bracken                   Director                                       March 12, 2004
--------------------------
(Thomas A. Bracken)




/s/ Keith S. Campbell                   Director                                       March 12, 2004
--------------------------
(Keith S. Campbell)



/s/ Sheila Hartnett-Devlin              Director                                       March 12, 2004
--------------------------
(Sheila Hartnett-Devlin)



/s/ W. Cary Edwards                     Director                                       March 12, 2004
--------------------------
(W. Cary Edwards)



/s/ William J. Hughes                   Director                                       March 12, 2004
--------------------------
(William J. Hughes)



/s/ Herman D. James                     Director                                       March 12, 2004
--------------------------
(Herman D. James)



/s/ Clarence D. McCormick               Director                                       March 12, 2004
--------------------------
(Clarence D. McCormick)



/s/ Frederick R. Raring                 Director                                       March 12, 2004
--------------------------
(Frederick R. Raring)


                                     SJI-23

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of South Jersey Industries, Inc.:


We have audited the consolidated financial statements of South Jersey Industries, Inc. and its subsidiaries as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated February 18, 2004 (which expresses an unqualified opinion and includes an explanatory paragraph concerning the Company's change in method of accounting for energy-related contracts to conform with the rescission of EITF Issue No. 98-10 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities"); such financial statements and report are included in your 2003 Annual Report to shareholders and are incorporated herein by reference. Our audits also included in the financial statement schedules of South Jersey Industries, Inc. and its subsidiaries, listed in Item 15(a) 2. These financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
February 18, 2004

                                     SJI-24


                     SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
                                 STATEMENT OF INCOME
                                   (In Thousands)

                                                 2003          2002          2001
                                              ------------  ------------  ------------

Operating Revenues                                $ 2,216       $ 1,483       $ 2,111

Operating Expenses:
  Operations                                        3,176         1,901         1,549
  Depreciation                                         80            60            57
  Energy and Other Taxes                              295           175           154
                                              ------------  ------------  ------------
        Total Operating Expenses                    3,551         2,136         1,760

         Operating (Loss) Income                   (1,335)         (653)          351
                                              ------------  ------------  ------------

Other Income:
  Equity in Affiliated Companies                      754           746           566
  Equity in Earnings of Subs                       33,643        28,658        26,743
  Other                                               478           718           261
                                              ------------  ------------  ------------

        Total Other Income                         34,875        30,122        27,570
                                              ------------  ------------  ------------

  Interest Charges                                    497           519           716
  Income Taxes                                     (1,084)         (462)          188
                                              ------------  ------------  ------------

       Income from Continuing Operations         $ 34,127      $ 29,412      $ 27,017

Discontinued Operations - Net                        (275)            -             -
Equity in Undistributed Earnings of
 Discontinued Subsidiaries                           (499)         (424)         (455)
                                              ------------  ------------  ------------

      Net Income Applicable to Common Stock      $ 33,353      $ 28,988      $ 26,562
                                              ============  ============  ============

See South Jersey Industries, Inc. and Subsidiaries Notes to Consolidated Financial Statements
incorporated by reference in Part II, Item 8.



                     SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
                          Statement of Comprehensive Income
                                   (In Thousands)

                                                 2003          2001          2000
                                              ------------  ------------  ------------

Net Income Applicable to Common Stock            $ 33,353      $ 28,988      $ 26,562
                                              ------------  ------------  ------------
Other Comprehensive Income (Loss):
  Minimum Pension Liability Adjustment - Net          803          (771)          (32)
                                              ------------  ------------  ------------

Total Other Comprehensive Income (Loss)               803          (771)          (32)
                                              ------------  ------------  ------------
                                              ------------  ------------  ------------
Comprehensive Income                             $ 34,156      $ 28,217      $ 26,530
                                              ============  ============  ============

See South Jersey Industries, Inc. and Subsidiaries Notes to Consolidated Financial Statements
incorporated by reference in Part II, Item 8.



                     SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
                           Statement of Retained Earnings
                                   (In Thousands)

                                                 2003          2001          2000
                                              ------------  ------------  ------------

Retained Earnings - Beginning                    $ 78,002      $ 67,218      $ 58,004
Net Income Applicable to Common Stock              33,353        28,988        26,562
                                              ------------  ------------  ------------

                                                  111,355        96,206        84,566
Dividends Declared - Common Stock                 (19,717)      (18,204)      (17,348)
                                              ------------  ------------  ------------

Retained Earnings - Ending                       $ 91,638      $ 78,002      $ 67,218
                                              ============  ============  ============

See South Jersey Industries, Inc. and Subsidiaries Notes to Consolidated Financial Statements
incorporated by reference in Part II, Item 8.

                                     SJI-25



                                     SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
                                               STATEMENT OF CASH FLOWS
                                    FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2003


                                                                        2003              2002               2001
                                                                    --------------    --------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income Applicable to Common Stock                                    $ 33,353          $ 28,988          $ 26,562
                                                                    --------------    --------------     -------------



Adjustments to Reconcile Net Income to Cash
 Flows Provided by Operating Activities:
  Equity in Earnings of Subsidiaries                                      (33,144)          (28,234)          (26,288)
  Depreciation                                                                 83                66                63
  Deferred and Non-Current Income Taxes and Credits - Net                     300               329               557
  Environmental Remedition Costs - Net                                        (61)              (11)               (5)
  Additional Pension Contribution                                            (468)                -                 -

  Changes in:
    Accounts Receivable                                                       (80)              (17)            4,369
    Receivables with Associated Companies - Net                              (196)             (103)             (218)
    Prepayments and Other Current Assets                                      (47)               (8)               35
    Prepaid and Accrued Taxes - Net                                           482              (511)             (488)
    Accounts Payables & Other Current Liabilities                             549            (5,389)             (867)
  Other - Net                                                                 421              (507)               32
                                                                    --------------    --------------     -------------

Total Cash Provided by (Used In) Operating Activities                       1,192            (5,397)            3,752
                                                                    --------------    --------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

(Investment in) Return of Investment Affiliates                              (254)             (286)               53
Capital Expenditures                                                         (153)             (125)             (134)
Dividends from Subsidiaries                                                10,500            10,700            17,501
Equity Infusion To Subsidiaries                                           (30,700)           (2,500)           (8,500)
                                                                    --------------    --------------     -------------

Net Cash (Used In) Provided by Investing Activities                       (20,607)            7,789             8,920
                                                                    --------------    --------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net Borrowings (Repayments) of Associated Companies                       (10,970)            9,528           (17,602)
Net (Repayments) Borrowings from Lines of Credits                          13,000            (4,260)            9,560
Dividends on Common Stock                                                 (19,717)          (18,204)          (17,347)
Proceeds from Sale of Common Stock                                         37,170            10,926            10,953
                                                                    --------------    --------------     -------------

Net Cash Used in Financing Activities                                      19,483            (2,010)          (14,436)
                                                                    --------------    --------------     -------------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                                   68               382            (1,764)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 YEAR                                                                         521               139             1,903
                                                                    --------------    --------------     -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                    $ 589             $ 521             $ 139
                                                                    ==============    ==============     =============

See South Jersey Industries, Inc. and Subsidiaries Notes to Consolidated Financial Statements
incorporated by reference in Part II, Item 8.

                                     SJI-26


                       SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
                                      BALANCE SHEET
                                     (In Thousands)


                                                                2003            2002
                                                            -------------   --------------

Assets

Property Plant and Equipment:
    Nonutility Property, Plant and Equipment, at cost            $ 1,340          $ 1,249
    Accumulated Depreciation                                        (253)            (204)
                                                            -------------   --------------

      Property, Plant and Equipment - Net                          1,087            1,045
                                                            -------------   --------------

Investments:
  Investments in Subsidiaries                                    295,623          242,279
  Available-for-Sale Securities                                       53               55
  Investment in Affiliates                                         1,382            1,128
                                                            -------------   --------------

      Total Investments                                          297,058          243,462
                                                            -------------   --------------

Current Assets:
  Cash and Cash Equivalents                                          589              521
  Notes Receivable - Associated Companies                         26,645           31,390
  Accounts Receivable                                                110               30
  Accounts Receivable - Associated Companies                       2,132            1,604
  Other                                                            1,349              475
                                                            -------------   --------------

       Total Current Assets                                       30,825           34,020
                                                            -------------   --------------

Other Non-Current Assets                                             130              618
                                                            -------------   --------------

             Total Assets                                      $ 329,100        $ 279,145
                                                            =============   ==============

Capitalization and Liabilities

Common Equity:
   Common Stock SJI
    Par Value $1.25 a share
    Authorized - 20,000,000 shares
    Outstanding - 13,229,001 shares and 12,206,474              $ 16,536         $ 15,258
   Premium on Common Stock                                       186,316          150,434
   Accumulated Other Comprehensive Loss                                -             (803)
   Retained Earnings                                              91,638           78,002
                                                            -------------   --------------

      Total Common Equity                                        294,490          242,891
                                                            -------------   --------------

Current Liabilities:
   Notes Payable - Banks                                          25,600           12,600
   Notes Payable - Associated Companies                            5,765           21,480
   Accounts Payable                                                1,247              786
   Accounts Payable to Associated Companies                          614              282
   Taxes Accrued                                                    (406)            (870)
   Other Current Liabilities                                         264              151
                                                            -------------   --------------

      Total Current Liabilities                                   33,084           34,429
                                                            -------------   --------------

Other Non-Current Liabilities                                      1,526            1,825
                                                            -------------   --------------

           Total Capitalization and Liabilities                $ 329,100        $ 279,145
                                                            =============   ==============

See South Jersey Industries, Inc. and Subsidiaries Notes to Consolidated Financial Statements incorporated by reference in Part II, Item 8.

                                     SJI-27



            SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
            (In Thousands)


                Col. A                      Col. B          Col. C                              Col. D         Col. E
---------------------------------------------------------------------------------------------------------------------------

                                                                       Additions
                                                        ------------------------------------

                                          Balance at      Charged to        Charged to                       Balance at
                                           Beginning      Costs and      Other Accounts -    Deductions -        End
            Classification                 of Period       Expenses        Describe (a)      Describe (b)     of Period
---------------------------------------------------------------------------------------------------------------------------

Provision for Uncollectible
Accounts for the Year Ended
December 31, 2003                                $3,612         $3,245                 $596         $3,888          $3,565


Provision for Uncollectible
Accounts for the Year Ended
December 31, 2002                                $2,661         $4,148                 $298         $3,495          $3,612


Provision for Uncollectible
Accounts for the Year Ended
December 31, 2001                                $2,043         $2,667                 $387         $2,436          $2,661




(a)  Recoveries of accounts previously written off and minor adjustments.

(b)  Uncollectible accounts written off.

                                     SJI-28