Form 10-Q
period 2004-03-31
SOUTH JERSEY INDUSTRIES INC
filed 2004-05-10
CIK 91928

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark one)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2004

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

As of May 4, 2004, there were 13,731,784 shares of the registrant's common stock outstanding.


================================================================================
                                    Cover Page

                         PART I -- FINANCIAL INFORMATION



              Item 1. Financial Statements-- See Pages 3 through 21

                                     SJI-2



                 SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (In Thousands Except for Per Share Data)



                                                                             Three Months Ended
                                                                                 March 31,
                                                                        -----------------------------
                                                                            2004            2003
                                                                        -------------   -------------

Operating Revenues:
  Utility                                                                  $ 195,278       $ 216,139
  Nonutility                                                                 110,196          63,686
                                                                        -------------   -------------

      Total Operating Revenues                                               305,474         279,825
                                                                        -------------   -------------

Operating Expenses:
  Cost of Gas Sold - Utility                                                 131,391         155,068
  Cost of Sales - Nonutility                                                 100,989          56,216
  Operations                                                                  14,824          12,241
  Maintenance                                                                  1,345           1,458
  Depreciation                                                                 6,600           5,834
  Energy and Other Taxes                                                       4,872           5,114
                                                                        -------------   -------------

      Total Operating Expenses                                               260,021         235,931
                                                                        -------------   -------------

Operating Income                                                              45,453          43,894

Other Income and Expense:
  Equity in Affiliated Companies                                                 156             187
  Other                                                                          721            (116)
                                                                        -------------   -------------

      Total Other Income and Expense                                             877              71
                                                                        -------------   -------------

Interest Charges                                                               4,961           4,749
                                                                        -------------   -------------


Income Before Income Taxes                                                    41,369          39,216

Income Taxes                                                                  16,910          16,379
                                                                        -------------   -------------

Income from Continuing Operations                                             24,459          22,837

Discontinued Operations - Net                                                   (140)           (149)
Cumulative Effect of a Change in Accounting Principle - Net                        -            (426)
                                                                        -------------   -------------

      Net Income Applicable to Common Stock                                 $ 24,319        $ 22,262
                                                                        =============   =============

Basic Earnings Per Common Share:
  Continuing Operations                                                       $ 1.83          $ 1.86
  Discontinued Operations - Net                                                (0.01)          (0.01)
  Cumulative Effect of a Change in Accounting Principle - Net                      -           (0.03)
                                                                        -------------   -------------

      Basic Earnings Per Common Share                                         $ 1.82          $ 1.82
                                                                        =============   =============

Average Shares of Common Stock Outstanding - Basic                            13,392          12,245

Diluted Earnings Per Common Share:
  Continuing Operations                                                       $ 1.82          $ 1.85
  Discontinued Operations - Net                                                (0.01)          (0.01)
  Cumulative Effect of a Change in Accounting Principle - Net                      -           (0.03)
                                                                        -------------   -------------

      Diluted Earnings Per Common Share                                       $ 1.81          $ 1.81
                                                                        =============   =============

Average Shares of Common Stock Outstanding - Diluted                          13,461          12,327

Dividends Declared per Common Share                                          $ 0.405         $ 0.385
                                                                        =============   =============

The accompanying footnotes are an integral part of the financial statements.

                                     SJI-3


              SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                 (In Thousands)

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                             -------------------------------
                                                                                 2004             2003
                                                                             --------------   --------------


Net Income Applicable to Common Stock                                             $ 24,319         $ 22,262
                                                                             --------------   --------------

Other Comprehensive (Loss) Income, Net of Tax:*

  Change in Fair Value of Investments                                                 (275)             (40)
  Change in Fair Value of Derivatives - Other                                         (253)             104
  Change in Fair Value of Derivatives - Energy Related                                  90           (1,828)
                                                                             --------------   --------------

     Other Comprehensive Loss - Net of Tax*                                           (438)          (1,764)
                                                                             --------------   --------------

Comprehensive Income                                                              $ 23,881         $ 20,498
                                                                             ==============   ==============


* Determined using a combined statutory tax rate of 40.85%
The accompanying footnotes are an integral part of the financial statements.




                                     SJI-4


                                SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                (In Thousands)


                                                                                     Three Months Ended
                                                                                          March 31,
                                                                              ----------------------------------
                                                                                   2004               2003
                                                                              ---------------    ---------------
Cash Flows from Operating Activities:
   Net Income Applicable to Common Stock                                            $ 24,319           $ 22,262
   Adjustments to Reconcile Net Income to Cash Flows
    Provided by Operating Activities:
     Depreciation and Amortization                                                     7,220              6,427
     Unrealized Gain on Derivatives - Energy Related                                  (1,958)            (1,493)
     Provision for Losses on Accounts Receivable                                         335                489
     Revenues and Fuel Costs Deferred - Net                                           10,916             13,630
     Deferred and Non-Current Income Taxes and Credits - Net                           4,511                874
     Environmental Remediation Costs - Net                                              (219)             2,800
     Changes in:
      Accounts Receivable                                                            (39,480)           (53,066)
      Inventories                                                                     48,899             31,511
      Other Prepayments and Current Assets                                             1,805             (1,961)
      Prepaid and Accrued Taxes - Net                                                 18,063             25,104
      Accounts Payable and Other Accrued Liabilities                                  22,807             57,383
      Other - Net                                                                     (7,187)               (97)
                                                                              ---------------    ---------------

Net Cash Provided by Operating Activities                                             90,031            103,863
                                                                              ---------------    ---------------

Cash Flows from Investing Activities:
   Return of Investment in (Investment in) Affiliate                                      44               (188)
   Affiliate Repayment of Loan                                                           370                390
   Proceeds from Sale of Restricted Investments                                        4,022              1,120
   Capital Expenditures, Cost of Removal and Salvage                                 (12,274)           (15,547)
                                                                              ---------------    ---------------

Net Cash Used in Investing Activities                                                 (7,838)           (14,225)
                                                                              ---------------    ---------------

Cash Flows from Financing Activities:
   Net Repayments of Lines of Credit                                                 (68,700)           (80,900)
   Proceeds from Issuance of Long-Term Debt                                                -              6,000
   Principal Repayments of Long-Term Debt                                             (4,500)            (6,000)
   Dividends on Common Stock                                                          (5,488)                 -
   Proceeds from Sale of Common Stock                                                 12,970              2,448
   Payments for Issuance of Long-Term Debt                                               (43)               (53)
                                                                              ---------------    ---------------

Net Cash Used in Financing Activities                                                (65,761)           (78,505)
                                                                              ---------------    ---------------

Net Increase in Cash and Cash Equivalents                                             16,432             11,133
Cash and Cash Equivalents at Beginning of Period                                       4,364              4,291
                                                                              ---------------    ---------------

Cash and Cash Equivalents at End of Period                                          $ 20,796           $ 15,424
                                                                              ===============    ===============

The accompanying footnotes are an integral part of the financial statements.

                                     SJI-5



                                       SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       (In Thousands)


                                                                                    (Unaudited)
                                                                                      March 31,                 December 31,
                                                                          ----------------------------------   ---------------
                                                                               2004              2003               2003
                                                                          ---------------   ----------------   ---------------


Property, Plant and Equipment:
  Utility Plant, at original cost                                              $ 904,761       $    857,218         $ 894,654
    Accumulated Depreciation                                                    (214,044)         ( 198,893)         (209,831)
  Nonutility Property and Equipment, at cost                                      66,775             61,659            65,768
    Accumulated Depreciation                                                      (2,750)            (1,485)           (2,326)
                                                                          ---------------   ----------------   ---------------

        Property, Plant and Equipment - Net                                      754,742            718,499           748,265
                                                                          ---------------   ----------------   ---------------

Investments:
  Available-for-Sale Securities                                                    4,686              3,386             4,550
  Restricted                                                                           -                960             4,022
  Investment in Affiliates                                                         2,147              3,119             2,191
                                                                          ---------------   ----------------   ---------------

        Total Investments                                                          6,833              7,465            10,763
                                                                          ---------------   ----------------   ---------------

Current Assets:
  Cash and Cash Equivalents                                                       20,796             15,424             4,364
  Accounts Receivable                                                            149,407            158,344            98,221
  Unbilled Revenues                                                               30,594             22,097            42,892
  Provision for Uncollectibles                                                    (3,308)            (3,392)           (3,565)
  Natural Gas in Storage, average cost                                            20,336             10,458            69,596
  Materials and Supplies, average cost                                             3,973              3,677             3,612
  Prepaid Taxes                                                                        -                  -             2,661
  Prepaid Pension                                                                 18,868                  -            19,690
  Derivatives - Energy Related Assets                                             19,642             21,423            23,472
  Derivatives - Other                                                                369                110               565
  Other Prepayments and Current Assets                                             3,285              4,800             4,268
                                                                          ---------------   ----------------   ---------------

        Total Current Assets                                                     263,962            232,941           265,776
                                                                          ---------------   ----------------   ---------------

Regulatory and Other Non-Current Assets:
  Other Regulatory Assets                                                         72,288             88,872            75,780
  Derivatives - Energy Related Assets                                              2,368              1,928             4,212
  Derivatives - Other                                                                  -                 12                 -
  Unamortized Debt Discount and Expense                                            7,180              6,460             7,298
  Other                                                                           17,330             10,646            14,109
                                                                          ---------------   ----------------   ---------------

        Total Regulatory and Other Non-Current Assets                             99,166            107,918           101,399
                                                                          ---------------   ----------------   ---------------

              Total Assets                                                   $ 1,124,703        $ 1,066,823       $ 1,126,203
                                                                          ===============   ================   ===============



The accompanying footnotes are an integral part of the financial statements.

                                     SJI-6



                                       SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       (In Thousands)


                                                                                   (Unaudited)
                                                                                      March 31,                 December 31,
                                                                          ----------------------------------   ---------------
                                                                               2004              2003               2003
                                                                          ---------------   ----------------   ---------------


Capitalization and Liabilities

Common Equity:
  Common Stock                                                                  $ 16,937           $ 15,358          $ 16,536
  Premium on Common Stock                                                        198,903            152,800           186,316
  Accumulated Other Comprehensive Income (Loss)                                    3,033             (7,666)            3,471
  Retained Earnings                                                              110,469             95,534            91,638
                                                                          ---------------   ----------------   ---------------

        Total Common Equity                                                      329,342            256,026           297,961
                                                                          ---------------   ----------------   ---------------

Preferred Stock of Subsidiary                                                      1,690              1,690             1,690
                                                                          ---------------   ----------------   ---------------


Long-Term Debt                                                                   304,281            274,099           308,781
                                                                          ---------------   ----------------   ---------------

        Total Capitalization                                                     635,313            531,815           608,432
                                                                          ---------------   ----------------   ---------------

Current Liabilities:
  Notes Payable                                                                   44,100             85,600           112,800
  Current Maturities of Long-Term Debt                                             5,273             10,696             5,273
  Accounts Payable                                                                93,032            128,263            80,254
  Customer Deposits                                                                8,371              7,284             7,957
  Environmental Remediation Costs                                                  7,862              5,090             7,865
  Taxes Accrued                                                                   27,342             23,556            11,940
  Derivatives - Energy Related Liabilities                                         6,675             10,567            18,809
  Derivatives - Other                                                                594                 72             1,505
  Deferred Income Taxes - Net                                                     11,569             21,194            11,537
  Interest Accrued and Other Current Liabilities                                  20,126             14,465            10,511
                                                                          ---------------   ----------------   ---------------

        Total Current Liabilities                                                224,944            306,787           268,451
                                                                          ---------------   ----------------   ---------------

Deferred Credits and Other Non-Current Liabilities:
  Deferred Income Taxes - Net                                                    125,964            100,689           121,922
  Investment Tax Credits                                                           3,386              3,732             3,471
  Pension and Other Postretirement Benefits                                       12,542             17,008            12,431
  Environmental Remediation Costs                                                 47,000             47,051            47,001
  Derivatives - Energy Related Liabilities                                         1,162              1,937             1,875
  Derivatives - Other                                                              2,237              2,396             1,853
  Regulatory Liabilities                                                          62,528             46,080            49,970
  Other                                                                            9,627              9,328            10,797
                                                                          ---------------   ----------------   ---------------

        Total Deferred Credits
          and Other Non-Current Liabilities                                      264,446            228,221           249,320
                                                                          ---------------   ----------------   ---------------

Commitments and Contingencies  (Note 9)

              Total Capitalization and Liabilities                           $ 1,124,703        $ 1,066,823       $ 1,126,203
                                                                          ===============   ================   ===============


The accompanying footnotes are an integral part of the financial statements.

                                     SJI-7


        Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.           Summary of Significant Accounting Policies:

         Consolidation - The condensed consolidated financial statements include the accounts of South Jersey Industries, Inc. (SJI) and its subsidiaries. We eliminated all significant intercompany accounts and transactions. SJI reclassified some previously reported amounts to conform with current year classifications. In our opinion, the condensed consolidated financial statements reflect all adjustments needed to fairly present SJI's financial position and operating results at the dates and for the periods presented. Our businesses are subject to seasonal fluctuations and, accordingly, this interim financial information should not be the basis for estimating the full year's operating results. These financial statements should be read in conjunction with SJI's 2003 Form 10K and annual report.

         Equity Investments - We classify equity investments purchased as long-term investments as Available-for-Sale Securities on our condensed consolidated balance sheets and carry them at their estimated fair value with any changes in unrealized gains or losses included in Accumulated Other Comprehensive Income (Loss). SJI, either directly or through its wholly owned subsidiaries, currently holds a 50% non-controlling interest in two affiliated companies and accounts for the investments under the equity method. We include the operations of these affiliated companies in the statements of condensed consolidated income under the caption, Equity in Affiliated Companies.

         Estimates and Assumptions - We prepare our financial statements to conform with generally accepted accounting principles. Management makes estimates and assumptions that affect the amounts reported in the financial statements and related disclosures. Therefore, actual results could differ from those estimates.

         Regulation - South Jersey Gas Company (SJG) is subject to the rules and regulations of the New Jersey Board of Public Utilities (BPU). We maintain our accounts according to the BPU's prescribed Uniform System of Accounts. SJG follows the accounting for regulated enterprises prescribed by the Financial Accounting Standards Board (FASB) Statement No. 71, "Accounting for the Effects of Certain Types of Regulation." In general, Statement No. 71 allows deferral of certain costs and creation of certain obligations when it is probable that these items will be recovered from or refunded to customers in future periods.

         Capitalized Interest - SJG capitalizes interest on construction at its BPU-approved rate of return on rate base. SJG's capitalized interest totaled $0.2 million in each of the three months ended March 31, 2004 and 2003. Marina Energy LLC (Marina) also capitalized interest during the construction of its thermal energy facility based on the actual cost of borrowed funds. Marina's capitalized interest totaled $1.2 million for the three months ended March 31, 2003. SJG's amounts are included in Utility Plant and Marina's amounts are included in Nonutility Property and Equipment on the condensed consolidated balance sheets. All capitalized interest is reflected on the condensed consolidated statements of income as a reduction of Interest Charges.

                                     SJI-8


         Energy Trading Activities and Derivative Instruments - South Jersey Resources Group, LLC (SJRG) manages its portfolio purchases and sales, as well as natural gas in storage, using a variety of instruments that include forward contracts, swap agreements, option contracts and futures contracts. SJRG's contracts are accounted for at fair value under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Under this method of accounting, SJRG measures the fair value of the contracts and records these as Derivatives - Energy Related Assets or Derivatives - Energy Related Liabilities on our condensed consolidated balance sheets. For the three months ended March 31, 2004 and 2003, we recorded the net unrealized pre-tax gain of $2.0 million and $1.5 million, respectively. These unrealized gains on energy-related contracts, determined under the mark-to-market method, are included in Operating Revenues - Nonutility, except to the extent that they are designated cash flow hedges and are recorded through Accumulated Other Comprehensive Income (Loss).

         On October 25, 2002, the Emerging Issues Task Force (EITF) rescinded its consensus in Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," effective for transactions entered into after that date, with a cumulative effect adjustment for previously existing transactions to be recognized in the quarter beginning January 1, 2003. As a result of the rescission, SJI only marks-to-market those energy-related contracts that meet the definition of a derivative in Statement No. 133. Energy-related contracts that do not meet the definition of a derivative are accounted for using the accrual basis of accounting. The effect of this change in accounting resulted in a net charge of $426,338 shown as a Cumulative Effect of a Change in Accounting Principle - Net in 2003. We include these balances on the condensed consolidated balance sheet under the caption Derivatives - Other. At inception, and as of March 31, 2004, we calculated these hedges to be highly effective; therefore, we record the offset, net of taxes, in Accumulated Other Comprehensive Income (Loss).

         In November 2001, we entered into two interest rate swap contracts. The first swap effectively provides us with a fixed interest rate of 4.08% on Marina's tax-exempt Series A variable rate bonds for a 10-year period. The second swap effectively fixed the interest rate of Marina's taxable Series B variable rate bonds at 4.55% for a 6-year period. The notional amount of this second swap decreases by $3.0 million per year beginning in December 2005.

         In January 2002, Marina issued an additional $10.0 million of taxable Series B variable rate bonds. In April 2002, we entered into an interest rate swap contract that effectively fixed the interest rate on these bonds at 4.62% for a 4-year period. The notional amount of this swap decreased to $8.0 million in December 2003, then decreases to $3.9 million in December 2004, and terminates in December 2005.

         In May 2003, SJG entered into an interest rate swap contract that effectively fixed the interest rate at 2.24% through May 20, 2004 on $20.0 million of SJG's debt outstanding under its bank credit agreements.

         We entered into interest rate swap agreements to hedge the exposure to increasing rates with respect to our variable rate debt. The differential to be paid or received as a result of these swap agreements is accrued as interest rates change and is recognized as an adjustment to interest expense. These interest rate swaps are accounted for as cash flow hedges. As of March 31, 2004 and 2003, the market value of these swaps was $(2.2) million and $(2.4) million,

                                     SJI-9

respectively, which represents the amount we would have to pay the counterparty to terminate these contracts as of those dates. These balances are included on the condensed consolidated balance sheets under the caption Derivatives - Other. As of March 31, 2004 and 2003, we calculated the swaps to be highly effective; therefore, we record the offset to the hedge, net of taxes, in Accumulated Other Comprehensive Income (Loss).

         We determined the fair value of derivative investments by reference to quoted market prices of listed contracts, published quotations or quotations from independent parties.

         Stock Compensation - Prior to 2003, SJI valued stock options to employees using the intrinsic value method. Effective in 2003, SJI adopted the policy of accounting for this compensation using the fair value based method on a prospective basis. At this time, SJI has no stock options outstanding.

         New Accounting Pronouncements - In January 2003, SJI adopted FASB Statement No. 143, "Accounting for Asset Retirement Obligations," which establishes accounting and reporting standards for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SJG has certain easements and right-of-way agreements that qualify as legal obligations under Statement No. 143. However, it is our intent to maintain these agreements in perpetuity; therefore, no change in SJG's current accounting practices is required related to these agreements.

         SJG recovers certain asset retirement costs through rates charged to customers as an approved component of depreciation expense. As of March 31, 2004 and 2003, SJG had accrued amounts in excess of actual removal costs incurred totaling $46.3 million and $42.5 million, respectively, which, in accordance with Statement No. 143, are recorded as Regulatory Liabilities on the condensed consolidated balance sheets. The adoption of this statement did not materially affect SJI's financial condition or results of operations.

         In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which was effective for SJI's 2002 annual financial statements. Effective April 1, 2003, SJI adopted the policy of accounting for this compensation using the fair value based method on a prospective basis. This method calls for expensing the estimated fair value of a stock option. The provisions of this statement currently have no impact on SJI's financial statements.

         In January 2003, the FASB issued Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Management has adopted FIN 46 and accordingly

                                     SJI-10

determined that SJG Capital Trust, which was established for the sole purpose of issuing $35.0 million of mandatorily redeemable preferred securities, could no longer be consolidated into SJI's financial statements effective July 1, 2003. These securities were redeemed in November 2003. Prior periods were restated to report the original equity investment amount in SJG Capital Trust as a separate $1.1 million investment in an affiliate and the $36.1 million subordinated debenture to SJG Capital Trust as debt on our condensed consolidated balance sheet rather than the $35.0 million of mandatorily redeemable preferred securities as previously reported. The adoption of FIN 46, inclusive of revisions released by FASB in December 2003, did not impact SJI's net income or retained earnings for the periods reported. SJI is not a party to any variable interest entities covered by FIN 46.

         In August 2003, the EITF reached a consensus on Issue No. 03-11, which provides guidance on whether to report realized gains or losses on physically settled derivative contracts not held for trading purposes on a gross basis, and realized gains or losses on derivative contracts that net settle on a net basis. The new guidance is applicable for financial statement periods after September 30, 2003. Management believes the portion of SJRG's operations that are not currently being presented on a gross basis meet the definition of "trading" in accordance with EITF No. 02-03, and are, therefore, reported net. There was no impact to our financial statements as a result of adopting EITF No. 03-11 effective October 1, 2003.

         In December 2003, the FASB revised Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This revised statement requires certain interim period disclosures about pension and other postretirement benefit plans.

         Other Regulatory Assets & Regulatory Liabilities - Other Regulatory Assets consisted of the following items (in thousands):


                                                Years Remaining
                                                    As of                   March 31,              December 31
                                                March 31, 2004         2004           2003            2003
                                                -----------------------------------------------------------

Environmental Remediation Costs:
     Expended - Net                                 Various       $     4,362     $     3,656    $     4,147
     Liability for Future Expenditures                 -               50,983          48,211         50,983
Income Taxes - Flowthrough
     Depreciation                                      8                7,375           8,352          7,619
Deferred Fuel Costs - Net                           Various                 -          16,414              -
Postretirement Benefit Costs                           9                3,307           3,685          3,402
Gross Receipts and Franchise
     Taxes                                             3                1,256           1,700          1,367
Societal Benefit Charges                            Various             4,212           6,331          7,529
Other                                                  -                  793             523            733
                                                                  ------------------------------------------

     Total Other Regulatory Assets                                $    72,288     $    88,872    $    75,780
                                                                  ==========================================

         Each item separately identified above is being recovered through utility rate charges without a return on investment over the period indicated. All assets reflected within the above caption "Other" are currently being recovered or are subject to filings with the BPU requesting recovery. Management believes that all such deferred costs are probable of recovery from ratepayers through future utility rates.

                                     SJI-11

         Regulatory Liabilities consisted of the following items (in thousands):

                                                 March 31,          December 31,
                                           2004           2003           2003
                                      ------------------------------------------

Deferred Revenues - Net               $    10,916     $         -    $         -
Excess Plant Removal Costs                 46,296          42,453         45,241
Overcollected State Taxes                   5,030           3,341          4,353
Other                                         286             286            376
                                      ------------------------------------------

     Total Regulatory Liabilities     $    62,528     $    46,080    $    49,970
                                      ==========================================

         Deferred Revenues - Net reflects the overrecovery of gas costs from ratepayers under SJG's gas cost clauses (See Note 6 - Regulatory Actions). Excess Plant Removal Costs represent amounts accrued in excess of actual utility plant removal costs incurred to date (See New Accounting Pronouncements). All other amounts are subject to being returned to ratepayers in future rate proceedings.

         Statements of Cash Flows - For purposes of reporting cash flows, highly liquid investments with original maturities of three months or less are considered cash equivalents.

Note 2.           Divestitures and Affilications:

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

         Summarized operating results of the discontinued operations for the three months ended March 31 were (in thousands):

                                                     2004              2003
                                              -------------------------------
Loss before Income Taxes:
     Sand Mining                              $      (213)      $      (210)
     Construction                                       -                (8)
     Fuel Oil                                          (3)              (11)
Income Tax Credits                                     76                80
                                              -------------------------------
Loss from Discontinued Operations - Net       $      (140)      $      (149)
                                              ===============================
Earnings Per Common Share from
     Discontinued Operations - Net            $     (0.01)     $      (0.01)
                                              ===============================

         Losses from sand mining are mainly comprised of environmental remediation and product liability litigation associated with Morie's prior activities.

                                     SJI-12

         Affiliations - In January 1999, SJI and Conectiv Solutions, LLC formed Millennium Account Services, LLC to provide meter reading services in southern New Jersey.

         In June 1999, SJE and Energy East Solutions, Inc. (EES) formed South Jersey Energy Solutions, LLC (SJES) to market retail electricity and energy management services. SJES began supplying retail electricity during 2000, and ceased active operations in May 2002. In January 2003, SJES became a wholly owned subsidiary of SJE when EES redeemed its 50% interest upon payment of $54,686, their capital deficit balance, to SJES.

         In April 2000, SJE and GZA GeoEnvironmental, Inc. formed AirLogics, LLC to market a jointly developed air monitoring system designed to assist companies involved in environmental cleanup activities.

Note 3.           Common Stock:

         SJI has 20,000,000 shares of authorized Common Stock. The following shares were issued and outstanding:

                                                      2004               2003
                                                   ----------------------------
Beginning Balance, January 1                       13,229,001        12,206,474
New Issues During Year:
     Dividend Reinvestment Plan                       288,792            48,417
         Rights and Restricted Stock
         Award Plan                                    32,056            32,005
                                                   ----------------------------
Ending Balance, March 31                           13,549,849        12,286,896
                                                   ============================

         We credited the par value ($1.25 per share) of stock issued in 2004 and 2003 to Common Stock. We credited the net excess over par value of approximately $12.6 million and $2.4 million, respectively, to Premium on Common Stock.

         Earnings Per Common Share - We present basic EPS based on the weighted-average number of common shares outstanding. EPS are presented in accordance with FASB Statement No. 128, "Earnings Per Share," which establishes standards for computing and presenting basic and diluted EPS. The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 68,938 and 82,100 shares for the three months ended March 31, 2004 and 2003, respectively. These shares relate to restricted stock and were calculated using the treasury stock method.

         Stock Option, Stock Appreciation Rights and Restricted Stock Award Plan
- Under this plan, no more than 306,000 shares in the aggregate may be issued to SJI's officers and other key employees. No options or stock appreciation rights may be granted under the Plan after November 22, 2006. At March 31, 2004 and 2003, SJI had no options outstanding. No options were granted in 2004 or 2003. No stock appreciation rights were issued under the Plan. In the first quarter of 2004 and 2003, we granted 21,899 and 30,810 restricted shares, respectively. These restricted shares vest over a 3-year period and are subject to SJI achieving certain performance targets.

                                     SJI-13


         Dividend Reinvestment Plan (DRP) and Employees' Stock Ownership Plan
(ESOP) Newly issued shares of common stock offered through the DRP are issued directly by SJI. All shares offered through the ESOP were also issued directly by SJI. As of March 31, 2004, SJI reserved 1,390,184 shares of authorized, but unissued, common stock for future issuance to the DRP. As of October 1, 2003, the ESOP was terminated.

Note 4.           Financial Instruments:

         Restricted Investments - In accordance with the terms of Marina's bond agreements, we were required to invest unused proceeds in high-quality, highly liquid investments pending approved construction expenditures. As of March 31, 2004 and 2003, these residual proceeds totaled $-0- and $1.0 million, respectively.

         SJRG maintains a margin account with a national investment firm to support its energy trading activities. As of March 31, 2004, the balance of this account was $5.0 million due to changes in the market value of outstanding contracts.

Note 5.           Segments of Business:

         Information about SJI's operations in different industry segments for the three months ended March 31 is presented below (in thousands):

                                                      2004               2003
                                                 -------------------------------
Operating Revenues:
         Gas Utility Operations                  $     200,123    $     239,936
         Wholesale Gas Operations                        5,711            4,366
         Retail Gas and Other Operations                83,518           57,968
         Retail Electric Operations                     17,081              763
         On-Site Energy Production                       6,112            1,019
                                                 -------------------------------
                Subtotal                               312,545          304,052
         Intersegment Sales                             (7,071)         (24,227)
                                                 -------------------------------
                Total Operating Revenues         $     305,474    $     279,825
                                                 ===============================

Operating Income:
         Gas Utility Operations                  $     39,142     $      38,307
         Wholesale Gas Operations                          89             1,903
         Retail Gas and Other Operations                4,142             3,741
         Retail Electric Operations                       614               (21)
         On-Site Energy Production                      1,594               209
         General Corporate                               (128)             (245)
                                                 -------------------------------
                Total Operating Income            $    45,453     $      43,894
                                                 ===============================
                                     SJI-14

Depreciation and Amortization:
         Gas Utility Operations                  $      5,728     $       6,371
         Wholesale Gas Operations                           4                 3
         Retail Gas and Other Operations                   32                23
         Retail Electric Operations                         -                 -
         On-Site Energy Production                        401                23
         Discontinued Operations                            -                 7
                                                 -------------------------------
                Total Depreciation and
                  Amortization                   $      6,165     $       6,427
                                                 ===============================

Property Additions:
         Gas Utility Operations                  $     11,065     $      11,704
         Wholesale Gas Operations                          15                 -
         Retail Gas and Other Operations                   40                47
         Retail Electric Operations                         -                 -
         On-Site Energy Production                        981             3,675
                                                 -------------------------------
                Total Property Additions         $     12,101     $      15,426
                                                 ===============================

Identifiable Assets:
         Gas Utility Operations                  $    933,127     $     914,262
         Wholesale Gas Operations                      66,626            76,269
         Retail Gas and Other Operations               60,678            48,054
         Retail Electric Operations                    10,573               672
         On-Site Energy Production                     75,908            64,269
         Discontinued Operations                        2,350             2,317
                                                 -------------------------------
                Subtotal                            1,149,262         1,105,843
         Corporate Assets                              41,233            41,164
         Intersegment Assets                          (65,792)          (80,184)
                                                 -------------------------------
                Total Identifiable Assets        $  1,124,703     $   1,066,823
                                                 ===============================

         Gas Utility Operations consist primarily of natural gas distribution to residential, commercial and industrial customers. Wholesale Gas Operations consist of SJRG's activities. Retail Gas and Other Operations include natural gas acquisition and transportation service companies. Given the recent growth of SJE's retail electric operations, which include SJE's electricity acquisition and transportation to retail commercial and industrial customers, management now considers this a separate reporting segment. On-Site Energy Production consists of Marina's energy-related projects.

         SJI's interest expense relates primarily to SJG's and Marina's borrowing and financing activities.

Note 6.           Regulatory Actions:

         In January 1997, the BPU granted SJG rate relief, which was predicated in part upon a 9.62% rate of return on rate base that included an 11.25% return on common equity. This rate relief provides for the recovery of cost of service, including deferred costs, through base rates. Additionally, SJG's threshold for sharing pre-tax margins generated by interruptible and off-system sales and transportation increased. Currently, SJG keeps 100% of pre-tax margins up to the threshold level of $7.8 million. The next $750,000 is credited to customers

                                     SJI-15

through the Basic Gas Supply Service (BGSS) clause. Thereafter, SJG keeps 20% of the pre-tax margins as it has historically.

         Effective January 10, 2000, the BPU approved full unbundling of SJG's system. This allows all natural gas consumers to select their natural gas commodity supplier. As of March 31, 2004, 106,620 of SJG's residential customers were purchasing their gas commodity from someone other than SJG. Customers choosing to purchase natural gas from providers other than the utility are charged for the cost of gas by the marketer, not the utility. The resulting decrease in SJG's revenues is offset by a corresponding decrease in gas costs. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income or financial condition. The BPU continues to allow for full recovery of prudently incurred natural gas costs through the BGSS. Unbundling did not change the fact that SJG still recovers cost of service, including certain deferred costs, through base rates.

         In November 2001, SJG filed for a $2.7 million rate increase to recover the cash related to a prior net deficiency in the Temperature Adjustment Clause
(TAC). Additionally, in September 2002, SJG filed for an $8.6 million rate increase to recover the cash related to a TAC deficiency resulting from warmer-than-normal weather for the 2001-2002 winter. As a result of the colder-than-normal 2002-2003 winter, the cumulative TAC deficiency decreased to $5.7 million. In August 2003, the BPU approved the recovery of the $5.7 million TAC deficiency, effective September 1, 2003. As of March 31, 2004, the remaining deferred TAC deficiency totaled $1.1 million.

         In December 2001, the BPU approved recovery of SJG's October 31, 2001 underrecovered gas cost balance of $48.9 million plus accrued interest since April 1, 2001 at a rate of 5.75%. As of March 31, 2004, the remaining deferred underrecovered balance totaled $5.6 million.

         During 2002, the BPU convened a gas policy group to address Basic Gas Supply Service (BGSS), which is the gas supply service being provided by the natural gas utility. In December 2002, the BPU approved the proposed BGSS price structure. The BGSS-approved price structure replaced the Levelized Gas Adjustment Clause (LGAC) pricing structure. The LGAC was structured to reset gas charges to consumers once per year. The BGSS resets gas prices monthly for larger customers, and for smaller customers permits multiple resets each year, if certain conditions are met. With the implementation of BGSS in March 2003, customers can make more informed decisions about choosing an alternate supplier by having a utility pricing structure that more currently reflects market conditions. Further, BGSS provides SJG with more pricing flexibility, through self-implementing rate changes under certain conditions and limitations, conceptually resulting in the reduction of over/under-recoveries. LGAC-related mechanisms, such as deferred accounting treatment, the sharing of pre-tax margins generated by interruptible and off-system sales and transportation, and the allowance for full recovery of prudently incurred natural gas costs, remain in place under BGSS.

         In August 2002, SJG filed for a Societal Benefits Clause (SBC) rate increase. The SBC recovers costs related to BPU-mandated programs and environmental remediation costs that are recovered through our Remediation Adjustment Clause; energy efficiency and renewable energy program costs that are

                                     SJI-16

recovered through our New Jersey Clean Energy Programs; consumer education program costs; and the interim low income program costs. In August 2003, the BPU approved a $6.7 million increase to SJG's SBC, effective September 1, 2003. This approval increased the annual recovery level of $6.7 million to $13.4 million.

         Also in August 2002, SJG filed a petition with the BPU to transfer its appliance service business from the regulated utility into a newly created unregulated company. As filed, the newly created company would have the flexibility to be more responsive to competition and customer needs by expanding and modifying its service offerings in an unregulated environment.

         In September 2002, SJG filed with the BPU to maintain its current BGSS rate through October 2003. However, due to price increases in the wholesale market, in February 2003, SJG filed an amendment to the September 2002 filing. In April 2003, the BPU approved a $16.6 million increase to SJG's annual gas costs recoveries.

         In March 2003, the BPU approved a statewide Universal Service Fund
(USF) program on a permanent basis. In June 2003, the BPU established a statewide program through which funds for the USF and Lifeline Credit and Tenants Assistance (Lifeline) Programs would be collected from customers of all electric and gas utilities in the state. The BPU ordered that utility rates be set to recover a total statewide USF budget of $33.0 million, and a total Lifeline budget of $72.0 million. Recovery rates for both programs were implemented on August 1, 2003. On April 1, 2004, SJG made its annual USF filing, along with the state's other electric and gas utilities, proposing a statewide USF budget of $105.5 million. Approximately $20.0 million of this amount is due to the estimated statewide underrecovery for the current year program costs. Another $9.0 million of the total was estimated in order to provide for the March 4, 2004 Board-Ordered Arrearage Payment Program, which is being implemented to provide customers with the opportunity to eliminate their arrearage balances.

         In July 2003, SJG made its annual BGSS filing, as amended, with the BPU. Due to further price increases in the wholesale market, SJG filed for a $24.0 million increase to its annual gas cost revenues. In August 2003, the BPU approved SJG's price increase on a provisional basis, subject to refund with interest, effective September 1, 2003.

         In August 2003, SJG filed a base rate case with the BPU to increase its base rates to obtain a certain level of return on its invested capital. SJG expects the rate case to be concluded during 2004. SJG has not sought a base rate increase from the BPU since the implementation of its base rate case approval in January 1997.

         In February 2004, SJG filed notice with the BPU to reduce its gas cost revenues by approximately $5.0 million, via a rate reduction, in addition to providing for an approximate $21.8 million bill credit to customers. Both the rate reduction and bill credit were approved and implemented in March 2004.

         Filings and petitions described above are still pending unless otherwise indicated.

                                     SJI-17


Note 7.           Pensions & Other Postretirement Benefits:

         SJI has several defined benefit pension plans and other postretirement benefit plans. The pension plans provide annuity payments to the majority of full-time, regular employees upon retirement. Newly hired employees in certain classifications and companies do not qualify for participation in the defined benefit pension plan. The other postretirement benefit plans provide health care and life insurance benefits to some retirees.

         On December 8, 2003, the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act (the "Act") of 2003. In accordance with FASB Staff Position No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," issued in December 2003, management has elected to defer any financial impact resulting from the Act pending the availability of more information. As such, measures of the accumulated projected benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act on the plan. Furthermore, specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require changes to previously reported information.

         Net periodic benefit cost for the three months ended March 31, 2004 and 2003 related to the pension and other postretirement benefit insurance plans consisted of the following components (in thousands):

                                      Pension Benefits          Other Benefits
                                      2004        2003          2004      2003
                                   --------------------------------------------
  Service Cost                     $    735    $     632   $     377   $    319
  Interest Cost                       1,425        1,314         629        523
  Expected Return on Plan Assets     (1,774)      (1,354)       (350)      (221)
  Amortization of
       Transition Obligation              -           18         193        193
  Amortization of Loss and Other        444          438          44         46
                                   --------------------------------------------
   Net Periodic Benefit Cost       $    830    $   1,048   $     893   $    860
                                   ============================================

         Contributions - SJI expects to make no contributions to its pension plan and contribute approximately $3.6 million in equal quarterly installments to its other postretirement benefit plans in 2004.

Note 8.           Retained Earnings:

         Restrictions exist under various loan agreements regarding the amount of cash dividends or other distributions that SJG may pay on its common stock. As of March 31, 2004, SJG's restrictions do not affect the amount that may be distributed from SJI's retained earnings.

Note 9.           Commitments and Contingencies:

         Construction and Environmental - SJI's estimated net cost of construction and environmental remediation programs for 2004 totals $69.1

                                     SJI-18

million. Commitments were made regarding some of these programs. (See Contractual Obligations table in Management's Discussion and Analysis of Financial Condition and Results of Operations.)

         Gas Supply Contracts - SJG, in the normal course of conducting business, has entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The earliest that any of these contracts expires is 2004. The transportation and storage service agreements between SJG and our interstate pipeline suppliers were made under Federal Energy Regulatory Commission approved tariffs. SJG's cumulative obligation for demand charges and reservation fees paid to suppliers for these services is approximately $4.2 million per month, recovered on a current basis through the BGSS.

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

         Parental Guarantees -As of March 31, 2004, SJI had issued $157.2 million of parental guarantees on behalf of its subsidiaries. Of this total, $80.9 million expire within one year, $42.2 million expire in 2005 and $34.1 million have no expiration date. The vast majority of these guarantees were issued as a guarantee of payment to third parties with whom our subsidiaries have commodity supply contracts. As of March 31, 2004, these guarantees support $37.2 million of the Accounts Payable recorded on our condensed consolidated balance sheet. As part of our risk management policy, we also require parental guarantees from trading counterparties as applicable. These arrangements are typical in our industry. SJI has also issued two parental guarantees totaling $6.8 million related to Marina's construction activity.

         Standby Letters of Credit - SJI provided a standby letter of credit to Marina District Development Corporation in support of Marina's contractual obligations to construct the thermal energy plant and to supply heat, hot water and cooling to Borgata Hotel Casino & Spa. The plant began commercial operations in July 2003. Accordingly, as called for in the contract, the letter of credit totaled $2.5 million as of March 31, 2004 and will remain in place until July 2004.

         As of March 31, 2004, SJI also provided $46.0 million of standby letters of credit from four commercial banks supporting the variable rate demand bonds issued through the New Jersey Economic Development Authority to finance Marina's thermal plant project. The letter of credit agreement contains certain financial covenants measured on a quarterly basis. SJI was in compliance with these covenants as of March 31, 2004.

         Also, as of March 31, 2004, SJI has issued four letters of credit totaling $10.7 million to two different utilities. These letters were posted to enable SJE to market retail electricity and retail gas within the respective utilities' service territories.

         Environmental Remediation Costs - SJI incurred and recorded costs for environmental cleanup of sites where SJG or its predecessors operated gas manufacturing plants. SJG stopped manufacturing gas in the 1950s. SJI and some of its nonutility subsidiaries also recorded costs for environmental cleanup of

                                     SJI-19

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

         Since the early 1980s, SJI accrued environmental remediation costs of $145.1 million, of which $90.2 million has been spent as of March 31, 2004. With the assistance of a consulting firm, we estimate that future costs to clean up SJG's sites will range from $51.0 million to $162.3 million. We recorded the lower end of this range as a liability. It is reflected on the 2004 condensed consolidated balance sheet under the captions Current Liabilities and Deferred Credits and Other Non-Current Liabilities. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements. The major portion of accrued environmental costs relate to the cleanup of SJG's former gas manufacturing sites.

         SJG has two regulatory assets associated with environmental costs. The first asset is titled Environmental Remediation Cost: Expended - Net. These expenditures represent what was actually spent to clean up former gas manufacturing plant sites. These costs meet the requirements of Statement No.
71. The BPU allows SJG to recover expenditures through the RAC (See Note 6).

         The other asset titled Environmental Remediation Cost: Liability for Future Expenditures relates to estimated future expenditures determined under the guidance of FASB Statement No. 5, "Accounting for Contingencies." We recorded this amount, which relates to former manufactured gas plant sites, as a deferred debit with the corresponding amount reflected on the condensed consolidated balance sheet under the captions Current Liabilities and Deferred Credits and Other Non-Current Liabilities. The recorded deferred debit is a regulatory asset under Statement No. 71. The BPU's intent, evidenced by current practice, is to allow SJG to recover the deferred costs after those costs are spent over 7-year periods. As of March 31, 2004, we reflected SJG's unamortized remediation costs of $4.4 million on the condensed consolidated balance sheets under the caption Other Regulatory Assets. Since implementing the RAC in 1992, SJG has recovered $40.5 million through rates.

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

                                     SJI-20


         SJI and SJF estimated their potential exposure for the future remediation of four sites where fuel oil operations existed years ago. Estimates for SJI's site range between $13,800 and $77,200, while SJF's estimated liability ranges from $1.1 million to $4.9 million for its three sites. We recorded the lower ends of these ranges on the condensed consolidated balance sheet under Current Liabilities and Deferred Credits and Other Non-Current Liabilities as of March 31, 2004.

                                     SJI-21

            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (Unaudited)



         Overview

         South Jersey Industries, Inc. (SJI) is an energy services holding company that provides a variety of products and services through the following wholly owned subsidiaries:

         1) South Jersey Gas Company (SJG) is a regulated natural gas utility. SJG distributed natural gas in the seven southernmost counties of New Jersey to 307,044 customers at March 31, 2004 compared with 298,767 customers at March 31, 2003. SJG also:

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

         4) Marina Energy LLC (Marina) develops and operates energy-related projects. Marina's largest project, the development of a facility to provide cooling, heating and hot water to Borgata Hotel Casino & Spa in Atlantic City, began commercial operations in July 2003.

         5) South Jersey Energy Service Plus, LLC (Service Plus) installs residential and small commercial HVAC systems in Southern New Jersey. Service Plus began commercial operations in May 2003.

         SJI also has a joint venture investment with Conectiv Solutions, LLC in Millennium Account Services, LLC (Millennium). Millennium provides meter reading services to SJG and Conectiv Power Delivery in southern New Jersey.

                                     SJI-22

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

         A number of factors could cause our actual results to differ materially from those anticipated including, but not limited to, the following: general economic conditions on an international, national, state and local level; weather conditions in our marketing areas; changes in commodity costs; changes in the availability of natural gas; legislative, regulatory and court decisions; competition in our utility and nonutility activities; the availability and cost of capital; our ability to maintain existing joint ventures to take advantage of marketing opportunities; costs and effects of legal proceedings and environmental liabilities; the failure of customers or suppliers to fulfill their contractual obligations; and changes in business strategies.

         Critical Accounting Policies

         Estimates and Assumptions - As described in the footnotes to our condensed consolidated financial statements, management must make estimates and assumptions that affect the amounts reported in the financial statements and related disclosures. Actual results could differ from those estimates. Five types of transactions presented in our condensed consolidated financial statements require a significant amount of judgment and estimation. These relate to regulatory assets, energy trading activities, environmental remediation costs, postretirement employee benefit costs and unbilled revenues.

         The New Jersey Board of Public Utilities (BPU) has reviewed and approved, through specific orders, most of the items shown as regulatory assets. Other items represent costs that were not yet approved by the BPU for recovery, but are the subject of current filings. In recording these costs as regulatory assets, management believes the costs are probable of recovery under existing rate-making concepts that are embodied in current rate orders received by SJG. However, ultimate recovery is subject to BPU approval.

         SJI recognizes assets or liabilities for the energy-related contracts entered into by its non-regulated subsidiary, SJRG, when it executes contracts. We record contracts at their fair value in accordance with FASB Statement No.
133. We adjust the fair value of the contracts each reporting period for changes in the market. We derive the fair value for most of the energy-related contracts from markets where the contracts are actively traded and quoted. For other contracts, SJI uses published market surveys and in certain cases, independent parties to obtain quotes concerning the contracts' current value. Market quotes tend to be more plentiful for contracts maturing in two years or less. Very few of our contracts extend beyond two years.

                                     SJI-23


         An outside consulting firm assists us in estimating future costs for environmental remediation activities. We estimate future costs based on projected investigation and work plans using existing technologies. Developing a single reliable estimation point is not feasible because of the amount of uncertainty involved in the nature of projected remediation efforts and the long period over which remediation efforts will continue. Therefore, we estimate the range of future costs at $54.9 million to $176.8 million. In preparing financial statements, SJI records liabilities for future costs using the lower end of the range. We update estimates each year to take into account past efforts, changes in work plans and remediation technologies.

         The costs of providing postretirement employee benefits are impacted by actual plan experience as well as assumptions of future experience. Employee demographics, plan contributions, investment performance, and actuarial assumptions concerning return on plan assets, discount rates and health care cost trends all have a significant impact on determining our projected benefit obligations. We evaluate actuarial assumptions annually with the assistance of our investment manager and actuary and we adjust them accordingly. These adjustments could result in significant changes to the net periodic benefit cost of providing such benefits and the related liability recognized by SJI.

         A majority of SJG and SJE customers have their meters read on a cycle basis throughout the month. As a result, recognized revenues include estimates as described below.

         Revenue Recognition - SJG and SJRG bill customers monthly for gas delivered and recognize those revenues during the month. SJE bills customers monthly for gas and electricity deliveries. For SJG and SJE retail customers that are not billed at the end of each month, we make an accrual to recognize revenues for gas/electricity delivered from the date of the last meter reading to the end of the month. We bill SJG customers at rates approved by the BPU. SJE and SJRG customers are billed at rates negotiated between the parties.

         We defer and recognize revenues related to SJG's appliance warranty contracts over the full 12-month term of the contract as earned.

         The BPU allows SJG to recover gas costs in rates through the Basic Gas Supply Service (BGSS) price structure (which replaced the Levelized Gas Adjustment Clause). SJG defers over/under-recoveries of gas costs and includes them in subsequent adjustments to the BGSS rate or other similar rate recovery mechanism. These adjustments result in over/under-recoveries of gas costs being included in rates during future periods. As a result of these deferrals, utility revenue recognition does not directly translate to profitability. While SJG realizes profits on gas sales during the month of providing the utility service, significant shifts in revenue recognition may result from the various recovery clauses approved by the BPU (See Recent Regulatory Actions) without shifting profits between periods, as these clauses provide for recovery of costs on a dollar-for-dollar basis.

         New Accounting Pronouncements - See detailed discussions concerning New Accounting Pronouncements and their impact on SJI in Note 1 to the condensed consolidated financial statements.

                                     SJI-24

         Temperature Adjustment Clause - A Board of Public Utilities approved Temperature Adjustment Clause (TAC) decreased SJG's net income by $0.7 million and $1.4 million for the three months ended March 31, 2004 and 2003, respectively. The clause is designed to mitigate the effect of variations in heating season temperatures from historical norms. While we record the revenue and income impacts of TAC adjustments as incurred, cash inflows or outflows directly attributable to TAC adjustments generally do not begin until the next clause year. Each TAC year begins October 1.

         Recent Regulatory Actions - In November 2001, SJG filed for a $2.7 million rate increase to recover the cash related to a prior net deficiency in the Temperature Adjustment Clause (TAC). Additionally, in September 2002, SJG filed for an $8.6 million rate increase to recover the cash related to a TAC deficiency resulting from warmer-than-normal weather for the 2001-2002 winter. As a result of the colder-than-normal 2002-2003 winter, the cumulative TAC deficiency decreased to $5.7 million. In August 2003, the BPU approved the recovery of the $5.7 million TAC deficiency, effective September 1, 2003. As of March 31, 2004, the remaining deferred TAC deficiency totaled $1.1 million.

         In August 2002, SJG filed for a Societal Benefits Clause (SBC) rate increase. The SBC recovers costs related to BPU-mandated programs and environmental remediation costs that are recovered through SJG's Remediation Adjustment Clause; energy efficiency and renewable energy program costs that are recovered through SJG's New Jersey Clean Energy Programs; consumer education program costs; and the interim low income program costs. In August 2003, the BPU approved a $6.7 million increase to SJG's SBC, effective September 1, 2003. This approval increased the annual recovery level of $6.7 million to $13.4 million.

         Also in August 2002, SJG filed a petition with the BPU to transfer its appliance service business from the regulated utility into a newly created unregulated company. As filed, the newly created company would have the flexibility to be more responsive to competition and customer needs by expanding and modifying its service offerings in an unregulated environment.

         In September 2002, SJG filed with the BPU to maintain its current Basic Gas Supply Service (BGSS) rate through October 2003. However, due to price increases in the wholesale market, in February 2003, SJG filed an amendment to the September 2002 filing. In April 2003, the BPU approved a $16.6 million increase to SJG's annual gas costs revenues.

         In March 2003, the BPU approved a statewide Universal Service Fund
(USF) program on a permanent basis. In June 2003, the BPU established a statewide program through which funds for the USF and Lifeline Credit and Tenants Assistance (Lifeline) Programs would be collected from customers of all electric and gas utilities in the state. The BPU ordered that utility rates be set to recover a total statewide USF budget of $33.0 million, and a total Lifeline budget of $72.0 million. Recovery rates for both programs were implemented on August 1, 2003. On April 1, 2004, SJG made its annual USF filing, along with the state's other electric and gas utilities, proposing a statewide USF budget of $105.5 million. Approximately $20.0 million of this amount is due to the estimated statewide underrecovery for the current year program costs. Another $9.0 million of the total was estimated in order to provide for the March 4, 2004 Board-Ordered Arrearage Payment Program, which is being implemented to provide customers with the opportunity to eliminate their arrearage balances.

                                     SJI-25

         In July 2003, SJG made its annual BGSS filing, as amended, with the BPU. Due to further price increases in the wholesale market, SJG filed for a $24.0 million increase to its annual gas cost revenues. In August 2003, the BPU approved SJG's price increase on a provisional basis, subject to refund with interest, effective September 1, 2003.

         In August 2003, SJG filed a base rate case with the BPU to increase its base rate to obtain a certain level of return on its investment of capital. SJG expects the rate case to be concluded during 2004. SJG has not sought a base rate increase from the BPU since the implementation of its base rate case approval in January 1997.

         In February 2004, SJG filed notice with the BPU to reduce its gas cost revenues by approximately $5.0 million, via a rate reduction, in addition to providing for an approximate $21.8 million bill credit to customers. Both the rate reduction and bill credit were implemented in March 2004.

         Filings and petitions described above are still pending unless otherwise indicated. Additional discussions concerning Regulatory Actions can be found in Note 6 to the condensed consolidated financial statements.

         Environmental Remediation - SJI incurred and recorded costs for environmental cleanup of sites where SJG or its predecessors operated manufactured gas plants (MGP). SJG stopped manufacturing gas in the 1950s. SJI and some of its nonutility subsidiaries also recorded costs for environmental cleanup of sites where we previously operated a fuel oil business and also where we maintained equipment, fueling stations and storage. We successfully entered into settlements with all of SJG's historic comprehensive general liability carriers regarding environmental remediation expenditures at former MGP sites. As part of these settlements, SJG purchased an insurance policy that caps its remediation expenditures at 11 of these sites. The insurance policy is in force until 2024 at 10 sites and until 2029 at one site.

         We believe that all costs incurred net of insurance recoveries relating to SJG's MGP sites will be recovered through rates under SJG's Remediation Adjustment Clause (RAC). The RAC currently permits SJG to recover incurred costs in equal installments over 7-year periods with carrying costs. As of March 31, 2004, SJG has $4.4 million of remediation costs not yet recovered through rates.

         Other matters are incorporated by reference to Note 9 to the condensed consolidated financial statements included as part of this report.

         Competition

         SJG's franchises are non-exclusive. Currently, no other utility provides retail gas distribution services within SJG's territory. SJG does not expect any other utilities to do so in the foreseeable future because of the extensive investment required for utility plant and related costs. SJG competes with oil, propane and electricity suppliers for residential, commercial and industrial users. The market for natural gas sales is subject to competition due to deregulation. We enhanced SJG's competitive position while maintaining

                                     SJI-26

margins by using an unbundled tariff. This tariff allows full cost-of-service recovery, except for the variable cost of the gas commodity, when transporting gas for our customers. Under this tariff, SJG profits from transporting, rather than selling, the commodity. SJG's residential, commercial and industrial customers can choose their supplier while we recover the cost of service through transportation service (see Customer Choice Legislation).

         Customer Choice Legislation - All residential natural gas customers in New Jersey can choose their gas supplier under the terms of the Electric Discount and Energy Competition Act of 1999. As of March 31, 2004, 106,620 SJG residential customers chose a natural gas commodity supplier other than the utility. This number increased from 92,897 at March 31, 2003 as marketers were able to offer natural gas at prices competitive with those available under regulated utility tariffs. Customers purchasing natural gas from providers other than SJG are charged for gas costs by the marketer, not SJG. The resulting decrease in SJG's revenues is offset by a corresponding decrease in SJG's gas costs. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income or financial condition. The BPU continues to allow for full recovery of prudently incurred natural gas costs through the Basic Gas Supply Service clause as well as other costs of service including deferred costs, through tariffs. SJI has benefited from customer choice legislation as SJE has successfully competed for and profited from its gas commodity customers.

         Results of Operations

         Operating Revenues - Utility - Revenues decreased $20.9 million during the first quarter of 2004 compared with the same period in 2003. This decrease was primarily due to three factors. First, weather was 2.6% warmer than last year, which resulted in a reduction in utility sales volumes. Second, Off-System Sales revenues decreased significantly as a direct result of lower sales volumes and prices for natural gas sold in the first quarter of 2004 compared with the same period in 2003. Third, there was a 14.8% increase in the number of residential customers purchasing their gas from a source other than SJG. The decline in customers who purchased their natural gas from SJG directly impacted utility revenues. However, since gas costs are passed on directly to customers without any profit margin added by SJG, the increased customer usage of gas marketers did not impact SJG's profitability. Partially offsetting the effect of these factors were 8,277 customer additions over the last 12 months. In addition, the BPU approved two rate increases in SJG's Basic Gas Supply Service clause to address the recovery of the increasing price of natural gas sold after March 31, 2003 and an increase in SJG's Societal Benefits Clause recoveries to fund state sponsored programs (See Recent Regulatory Actions).

         As a result of SJG's Temperature Adjustment Clause (TAC), revenues from utility ratepayers are closely tied to 20-year normal temperatures calculated under the clause and not actual temperatures. While the clause significantly reduces fluctuations in revenues related to temperature, as a general rule, revenues continue to be positively impacted by colder weather and negatively impacted by warmer weather. Weather in the first quarter 2004 was 2.6% warmer than the same period in 2003 and 3.4% colder than the 20-year TAC average.

                                     SJI-27

         The following is a comparison of operating revenue and throughput for the three months ended March 31:

                                                     2004             2003
                                                    ------           ------
Operating Revenues (Thousands):
Firm
     Residential                                $      81,141     $      89,308
     Commercial                                        23,966            27,430
     Industrial                                         2,317             2,367
     Cogeneration & Electric Generation                   419             1,322
     Firm Transportation                               32,869            28,060
                                                -------------     -------------

         Total Firm Operating Revenues                140,712           148,487
                                                -------------     -------------

Interruptible                                             288               491
Interruptible Transportation                              295               195
Off-System                                             55,352            88,730
Capacity Release & Storage                              2,727             1,303
Other                                                     750               730
Intercompany Sales                                     (4,846)          (23,797)
                                                -------------     -------------

         Total Operating Revenues               $     195,278     $     216,139
                                                =============     =============

Throughput (MMcf):
Firm
     Residential                                        7,488             8,055
     Commercial                                         2,431             2,729
     Industrial                                            92               105
     Cogeneration & Electric Generation                    25               108
     Firm Transportation                               12,212            11,063
                                                -------------     -------------

         Total Firm Throughput                         22,248            22,060

Interruptible                                              34                36
Interruptible Transportation                              576               411
Off-System                                              7,833            11,730
Capacity Release & Storage                             11,662             5,993
                                                -------------     -------------

         Total Throughput                              42,353            40,230
                                                =============     =============

         Operating Revenues - Nonutility - Nonutility operating revenues increased by $46.5 million in the first quarter of 2004 compared with the first quarter of 2003. Most of the increase was due to continued customer growth experienced by SJE, evidenced by the addition of over 9,800 residential and 1,400 commercial natural gas customers over the last twelve months. SJE's revenues from the sale of retail electricity increased by $15.1 million for the three months ended March 31, 2004 compared with the three months ended March 31, 2003. SJE was the successful bidder on a contract to supply retail electricity

                                     SJI-28

to over 400 school districts located throughout the state of New Jersey beginning in November 2003. Also contributing to this increase was $5.1 million in revenues recognized by Marina from sales of thermal energy to Borgata Hotel Casino & Spa, which opened in July 2003, and other on-site energy production projects.

         Cost of Gas Sold - Utility - Gas purchased for resale decreased $23.7 million for the first quarter of 2004 compared with the same period in 2003 due principally to a significant decrease in sales volumes and lower gas costs for Off-System Sales. SJG's gas cost during the first quarter of 2004 averaged $6.74 per decatherm (dt) compared with $6.80/dt for the first quarter of 2003. Unlike gas costs associated with Off-System Sales, changes in the unit cost of gas sold to utility ratepayers do not directly affect cost of gas sold. We defer fluctuations in gas costs to ratepayers not reflected in current rates to future periods under a BPU-approved Basic Gas Supply Service (BGSS) price structure, formerly known as the Levelized Gas Adjustment Clause. SJG also experienced a decrease in gas costs as a result of the continued migration of customers from sales to transportation services as described under Operating Revenues - Utility. As a result of this migration and the impact of warmer weather, firm sales volume decreased by 8.7% compared to the same period last year.

         Gas supply sources include contract and open-market purchases. SJG secures and maintains its own gas supplies to serve its sales customers. We do not anticipate any difficulty renewing or replacing expiring contracts under substantially similar terms and conditions.

         Cost of Sales - Nonutility - Cost of sales - nonutility increased $44.8 million in the quarter ended March 31, 2004 compared with the quarter ended March 2003 due mainly to SJE's gas and electric customer growth and Marina's operations as described in the Operating Revenues - Nonutility section.

         Operations Expense - A summary of net changes in operations expenses (in thousands):

                                                  Three Months Ended
                                                       March 31,
                                                    2004 vs. 2003
Utility:
         Other Production Expense                    $         2
         Transmission                                         35
         Distribution                                        (97)
         Customer Accounts and Services                    2,831
         Sales                                                22
         Administration and General                         (777)
                                                     -----------
                  Total Utility                            2,016
                                                     -----------
Nonutility:
         Wholesale Gas                                       132
         Retail Gas and Other                                (97)
         On-Site Energy Production                           733
                                                     -----------
                  Total Nonutility                           768
                                                     -----------
Corporate                                                   (201)
                                                     -----------
                  Total Operations                   $     2,583
                                                     ============

                                     SJI-29

         Customer Accounts and Services expense increased significantly in 2004 as a result of the BPU-approved increase in SJG's Societal Benefits Clause (SBC) in August 2003 (See Recent Regulatory Actions). With this approval, recoveries and a corresponding charge to expense for previously deferred costs under SJG's New Jersey Clean Energy Programs increased by $3.0 million in the first quarter of 2004 when compared with the same period in 2003. The BPU-approved SBC clause allows for full recovery of these deferred costs including carrying costs and, as a result, the increase in expense has no impact on SJG's net income. This increase was partially offset by lower bad debt expense in 2004 as a result of a March 2004 BGSS refund improving SJG's accounts receivable aging (See Recent Regulatory Actions).

         Administrative and General expenses decreased in the first quarter of 2004 compared with the same period of 2003 primarily because of lower pension expense, lower insurance expense and cost control measures implemented throughout the company. Pension expense decreased $207,000 from 2003 to 2004 as a result of SJG making a $9.1 million pension plan contribution in December 2003 as well as an improvement in investment returns throughout 2003 (See Note 7 to the condensed consolidated financial statements). Insurance expense was reduced by $340,000 in 2004 by lowering SJG's reserve for outstanding claims following a period of favorable settlements that were not appealed as anticipated.

         Nonutility Retail Gas and Other Operations expense declined for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003 primarily due to lower customer acquisition costs. Increases in On-Site Energy Production Operations expense increased in the first quarter 2004 related to the start of commercial operations for Marina's thermal energy plant in July 2003.

         Other Operating Expenses - A summary of principal changes in other consolidated operating expenses for the three months ended March 31 (in thousands):

                                                  2004 vs. 2003

Maintenance                                         $    (113)
Depreciation                                              766
Energy and Other Taxes                                   (242)

         Depreciation was higher due to SJG's and Marina's increased investment in property, plant and equipment. Depreciation on Marina's thermal plant began with the start of commercial operations in July 2003. The decrease in Energy and Other Taxes relate primarily to decreases in taxable volumes of gas sold and transported by SJG and lower revenue-based taxes (See table under the caption, "Operating Revenues - Utility").

         Other Income and Expense - Other income and expense was higher in the first quarter of 2004 compared with the first quarter of 2003 due to a pre-tax gain of $686,000 on SJG's postretirement healthcare plan trust. The movement of plan assets to a new investment manager triggered the recognition of gains on investments.

                                     SJI-30

         Interest Charges - Interest charges increased in the first quarter of 2004 compared with the prior year quarter due primarily to interest incurred by Marina that was previously permitted to be capitalized during the construction phase of their thermal energy plant. The increase was partially offset by reductions in short-term rates on line of credit borrowings, the refunding of higher priced, fixed rate, long-term debt with lower cost debt, and a lower total debt level. These refundings occurred primarily during the second half of 2003 and were financed with long-term debt issuances under SJG's Medium Term Note program at significantly lower interest rates compared with the previous long-term interest rates. We have incurred debt primarily to expand and upgrade SJG's gas transmission and distribution system, to construct the Marina Energy thermal plant, and to support seasonal working capital needs related to gas nventories and customer receivables.

         Cumulative Effect of a Change in Accounting Principle - Net - On October 25, 2002, the Emerging Issues Task Force rescinded its consensus in Issue No. 98-10 effective for transactions entered into after that date, with a cumulative effect adjustment for previously existing transactions to be recognized in the quarter beginning January 1, 2003. As a result of the rescission, SJI only marks-to-market those energy-related contracts that meet the definition of a derivative in Statement No. 133. Energy-related contracts that do not meet the definition of a derivative are accounted for using the accrual basis of accounting. The effect of this change in accounting resulted in a net charge of $426,338 shown as a Cumulative Effect of a Change in Accounting Principle - Net. Furthermore, management has designated any contract entered into after December 31, 2002 to hedge physical gas in storage as a cash flow hedge and accounts for them accordingly. At inception, and as of March 31, 2004, we calculated these hedges to be highly effective; therefore, we record the offset, net of taxes, in Accumulated Other Comprehensive Income (Loss).

         Net Income Applicable to Common Stock - Net income increased $2.1 million, or 9.2%, to $24.3 million for the quarter ended March 31, 2004 as compared with $22.3 million for the quarter ended March 31, 2003. Reasons for the increase in net income in the first quarter of 2004 are discussed in detail above.

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

         We first seek to meet liquidity needs with net cash provided by operating activities. Net cash provided by operating activities varies from year to year primarily due to the impact of weather on customer demand and related gas purchases, inventory utilization and gas cost recoveries. We utilize short-term borrowings under credit facilities provided by commercial banks to supplement cash from operations where necessary.

         Bank credit available to SJI totaled $236.0 million at March 31, 2004, of which $54.8 million was used. Those bank facilities consist of a $100.0 million, 3-year revolving credit and $76.0 million of uncommitted bank lines available to SJG as well as a $40.0 million, 364-day revolving credit and $20.0

                                     SJI-31

million of uncommitted bank lines available to SJI. We established the revolving credits in August 2003 with a syndicate of banks to enhance the liquidity positions of both companies. Based upon the existing credit facilities and a regular dialogue with our banks, we believe that there will continue to be sufficient credit available to meet our business' future liquidity needs.

         SJI supplements its operating cash flow and credit lines with both debt and equity capital. Over the years, SJG has used long-term debt, primarily in the form of First Mortgage Bonds and Medium Term Notes (MTN), secured by the same pool of assets as the First Mortgage Bonds, to finance its long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment. SJG's registration of a $150.0 million MTN program with the Securities and Exchange Commission became effective in December 2002. In July 2003, SJG issued $85.5 million of long-term debt under the program. In September 2003, SJG issued an additional $24.5 million of MTNs. Consequently, $40.0 million of the MTN program remains available for future debt issuances. We used proceeds of the July and September issues to refinance short-term debt outstanding to commercial banks and for the redemption of certain high-rate First Mortgage Bonds. Current maturities on long-term debt over the next five years are $5.3 million per year in 2004 through 2007 and $3.0 million in 2008.

         Between September 2001 and January 2003, Marina issued $20 million of tax-exempt and $25 million of taxable variable rate demand bonds (VRDB's) through the New Jersey Economic Development Authority. The tax-exempt and taxable bonds mature in 2031 and 2021, respectively. Investors in the bonds receive liquidity and credit support via a letter of credit provided by a syndicate of four commercial banks. The underlying letter of credit that provides liquidity support for the weekly remarketing of the VRDB's extends to September 2005. We used the proceeds of these bond issuances to fund project development and construction costs for the thermal energy plant constructed by Marina to serve Borgata Hotel Casino & Spa which opened in July 2003.

         SJI has raised equity capital over the past three years through its Dividend Reinvestment Plan (DRP). Participants in SJI's DRP receive newly issued shares. We offer a 2% discount on DRP investments because it is the most cost-effective way for us to raise equity capital in the quantities we are seeking. Through the DRP, SJI raised $11.7 million of equity capital by issuing 288,792 shares for the quarter ended March 31, 2004 and $1.5 million of equity capital by issuing 48,417 shares for the quarter ended March 31, 2003. We anticipate raising approximately $25 million of equity capital through the DRP in 2004.

         SJI's capital structure was as follows:
                                              As of                     As of
                                           March 31,                December 31,
                                     2004              2003             2003
                                    ------            ------            -----

Common and Preferred Stock Equity      49%               41%              41%
Long-Term Debt                         44%               44%              43%
Short-Term Debt                         7%               15%              16%
                                       ---              ----             ----

         Total                        100%              100%             100%
                                      ====              ====             ====

                                     SJI-32

         SJI typically experiences seasonal fluctuations in leverage as short-term debt has historically peaked in the November to January period in support of high inventory and receivable levels. The seasonal low point for short-term debt incurred in support of working capital usually occurs between the end of March and the end of May each year. The ratios presented in the chart above reflect a conscious effort by management to increase the percentage of equity in SJI's capital structure over the past year.

         Capital Expenditures, Commitments and Contingencies

         Capital Expenditures - SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental remediation costs. Net construction and remediation expenditures for the first quarter of 2004 amounted to $12.5 million. We estimate the net costs for 2004, 2005 and 2006 at approximately $69.1 million, $57.2 million and $52.1 million, respectively.

         Commitments and Contingencies - SJI made certain commitments to Borgata Hotel Casino & Spa relating to the development of Marina's thermal energy project. In the event that certain construction milestones were not met, SJI was obligated to make specific payments to Borgata, per the construction contract. As construction was completed and commercial operations began in July 2003, SJI's obligation under the contract was reduced to $5.0 million and remained at that level as of March 31, 2004. This financial obligation is equally supported by a standby letter of credit and an SJI parental guarantee, both reducing to zero in July 2004.

         SJI is obligated on the letters of credit supporting the variable rate demand bonds issued through the New Jersey Economic Development Authority by Marina. A syndicate of four commercial banks has issued $46.0 million of letters of credit to provide liquidity for these bonds. The letter of credit agreement contains certain financial covenants measured on a quarterly basis. SJI was in compliance with these covenants as of March 31, 2004.

         SJG has certain commitments for both pipeline capacity and gas supply for which it pays fees regardless of usage. Those commitments as of March 31, 2004 averaged $44.8 million annually and totaled $244.2 million over the contracts' lives. We expect to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the Basic Gas Supply Service clause.

         SJG's long-term, senior secured debt is rated "A" and "Baa1" by Standard & Poor's and Moody's Investor Services, respectively. These ratings have not changed in the past five years.

                                     SJI-33

         The following table summarizes our contractual cash obligations and their applicable payment due dates (in thousands):


                                                                   Up to        1 - 3         3 - 5     More than
Contractual Obligations                                 Total     1 Year         Years        Years       5 Years
                                                        -----     ------         -----        -----       -------

Long-Term Debt                                     $   309,554  $     5,273  $    10,546  $     8,270   $   285,465
Operating Leases                                           876          405          377           67            27
Construction Obligations                                 9,262        9,262            -            -             -
Commodity Supply Purchase Obligations:
     Utility                                           244,200       44,400       81,200       70,600        48,000
     Nonutility                                        169,955      154,160       15,795            -             -
Other Purchase Obligations                               3,181        2,478          703            -             -
                                                   -----------  -----------  -----------  -----------   -----------

Total Contractual Cash Obligations                 $   737,028  $   215,978  $   108,621  $    78,937   $   333,492
                                                   ===========  ===========  ===========  ===========   ===========


         Expected environmental remediation costs are not included in the table above due to the subjective nature of such costs and time of anticipated payments.

         SJI expects to make no contributions to its pension plan and contribute approximately $3.6 million in equal quarterly installments to its other postretirement benefit plans in 2004.

         As of March 31, 2004, SJI had issued $157.2 million of parental guarantees on behalf of its subsidiaries. Of this total, $80.9 million expire within one year, $42.2 million expire in 2005 and $34.1 million have no expiration date. The vast majority of these guarantees were issued as guarantees of payment to third parties with whom our subsidiaries have commodity supply contracts. As of March 31, 2004, these guarantees support $37.2 million of the Accounts Payable recorded on our condensed consolidated balance sheet. As part of our risk management policy, we also require parental guarantees from trading counterparties, as applicable. These arrangements are typical in our industry. SJI has also issued two parental guarantees totaling $6.8 million related to Marina's construction activity.

         On January 5, 2004, Marina paid $2.7 million to purchase a cogeneration facility in Salem County, NJ and will lease back the facility to a large manufacturer located on the same site over an 8-year lease. Marina also entered into an 8-year operating contract to operate and manage the facility.

         SJI is subject to claims arising in the ordinary course of business and other legal proceedings. We accrue liabilities related to claims when we can determine the amount or range of amounts of likely settlement costs for those claims. Among other actions, SJI was named in certain product liability claims related to our former sand mining subsidiary. Management does not currently anticipate the disposition of any known claims to have a material adverse effect on SJI's financial position, results of operations or liquidity.

                                     SJI-34

             Item 3. Quantitative and Qualitative Disclosures About
                     Market Risks of the Company (Unaudited)


         Commodity Market Risks: Certain regulated and unregulated SJI subsidiaries are involved in buying, selling, transporting and storing natural gas for their own accounts as well as managing these activities for others. These subsidiaries are subject to market risk due to price fluctuations. To hedge against this risk, we enter into a variety of physical and financial transactions including forward contracts, swaps, futures and options agreements. To manage these transactions, SJI has a well-defined risk management policy approved by our board of directors that includes volumetric and monetary limits. Management reviews reports detailing activity daily. Generally, we enter into derivative activities described above for risk management, not trading, purposes.

         SJG and SJE complete commodity transactions on a physical basis only and do not enter into financial derivative positions directly. SJRG manages risk for these entities as well as for its own portfolio by entering into the types of transactions noted above. It is management's policy, to the extent practical, within predetermined risk management policy guidelines, to have limited unmatched positions on a deal or portfolio basis while conducting these activities. As a result of holding open positions to a minimal level, the financial impact to SJRG of changes in value of a particular transaction is substantially offset by an opposite change in the related hedge transaction. As of March 31, 2004, SJRG had $17.3 million of accounts receivable under sales contracts. Of that total, 73% were with companies rated investment-grade, or were guaranteed by an investment-grade-rated parent or were with companies where we have a collateral arrangement. The remainder of the accounts receivable were within approved credit limits.

         SJRG and SJE entered into certain contracts to purchase, sell, and transport natural gas. We recorded a net unrealized pre-tax gain on these energy related derivative contracts of $2.0 million and $1.5 million for the quarters ended March 31, 2004 and 2003, respectively, and they are included as a component of Operating Revenues - Nonutility. SJRG's and SJE's contracts are typically less than 12 months long. The fair value of these contracts determined under the mark-to-market method as of March 31, 2004 is as follows
(in thousands):

Assets
                                       Maturity        Maturity
        Source of Fair Value           < 1 Year        1-3 Years         Total
                                      ----------       ---------      ----------
Prices Actively Quoted    NYMEX       $   14,104       $   1,567      $   15,671
Other External Sources    Basis            5,538             801           6,339
                                      ----------       ---------      ----------
Total                                 $   19,642       $   2,368      $   22,010
                                      ==========       =========      ==========

Liabilities
                                       Maturity         Maturity
        Source of Fair Value           < 1 Year         1-3 Years        Total
                                      ----------        ---------     ----------
Prices Actively Quoted    NYMEX       $    4,622       $   1,081      $    5,703
Other External Sources    Basis            2,053              81           2,134
                                      ----------       ---------      ----------
Total                                 $    6,675       $   1,162      $    7,837
                                      ==========       =========      ==========

                                     SJI-35

         NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location.

         A reconciliation of SJI's estimated net fair value of energy-related derivatives follows (in thousands):

   Net Derivatives - Energy Related Assets, January 1, 2004       $       7,000
   Contracts Settled During Quarter Ended March 31, 2004, Net             2,591
   Other Changes in Fair Value from Continuing and
      New Contracts, Net                                                  4,582
                                                                  --------------

   Net Derivatives - Energy Related Assets, March 31, 2004        $      14,173
                                                                  ==============

         Interest Rate Risk: Our exposure to interest rate risk relates primarily to short-term, variable rate borrowings. Our short-term, variable rate debt outstanding at March 31, 2004 was $44.1 million and averaged $71.8 million for the first quarter. A hypothetical 100 basis point (b.p.), or 1%, increase in interest rates on our average variable rate debt outstanding would result in a $424,000 increase in our annual interest expense, net of tax. We chose the 100 basis point increase for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2003 - 28 b.p. decrease; 2002 -- 74 b.p. decrease; 2001 -- 383 b.p.
decrease; 2000 -- 83 b.p. increase; and 1999 -- 81 b.p. increase. For March 2004, our average interest rate on variable rate debt was 1.87%.

         To reduce exposure to an interest rate increase on our variable rate debt, SJG entered into an interest rate swap agreement that became effective in June 2003, which fixed the rate on $20.0 million of variable rate debt through May 2004 at 2.24%. SJG primarily issues long-term debt at fixed rates and, consequently, interest expense on existing debt is not significantly impacted by changes in market interest rates. SJG prepaid, at par, $1.5 million of 8.6% debenture notes in February 2004. The only other debt outstanding, exclusive of that issued by the utility, consists of the New Jersey Economic Development Authority bonds used to finance the construction of Marina's thermal energy plant. Those bonds were issued at floating rates that reset weekly. Subsequent to issuance, we entered into interest rate swap contracts that as of March 31, 2004 effectively fixed the rate on $20.0 million of tax-exempt debt at 4.08% through 2011 and $17.0 million of taxable debt at 4.59% through 2007. The amount of the swap on the taxable debt reduces annually, commencing with a $2.0 million reduction in December 2003 and an additional $3.1 million reduction in December 2004.

                                     SJI-36

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

         No change in SJI's internal control over financial reporting occurred during SJI's first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     SJI-37


                          PART II -- OTHER INFORMATION


                            Item l. Legal Proceedings

         Information required by this Item is incorporated by reference to Part I, Item 1, Note 9, beginning on page 18.



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

    (b) Form 8-K

             Dated January 29, 2004      South Jersey Industries issued a press
                                         release providing an earnings report
                                         for the year ended December 31, 2003
                                         under Item 9 and 12.

                                     SJI-38

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          SOUTH JERSEY INDUSTRIES, INC.
                                  (Registrant)



Dated:  May 10, 2004               By:  /s/  Edward J. Graham
                                        -----------------------------
                                        Edward J. Graham
                                        President & Chief Executive Officer



Dated:  May 10, 2004               By:  /s/  David A. Kindlick
                                       -------------------------------
                                        David A. Kindlick
                                        Vice President & Chief Financial Officer


                                     SJI-39

                                                             Exhibit 31.1
                                  CERTIFICATION


I, Edward J. Graham, certify that:

1. I have reviewed this report on Form 10-Q for the period ended March 31, 2004, of South Jersey Industries, Inc.;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date: May 10, 2004                    /s/   Edward J. Graham
                                      --------------------------------------
                                      Edward J. Graham
                                      President & Chief Executive Officer

                                     SJI-40
                                                                   Exhibit 31.2

                                  CERTIFICATION


I, David A. Kindlick, certify that:

1. I have reviewed this report on Form 10-Q for the period ended March 31, 2004, of South Jersey Industries, Inc.;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date: May 10, 2004                /s/   David A. Kindlick
                                  ---------------------------------------
                                  David A. Kindlick
                                  Vice President & Chief Financial Officer

                                     SJI-41

                                                          Exhibit 32.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

         In connection with the filing of the Quarterly Report on Form 10-Q of South Jersey Industries, Inc. (the "Company") for the period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Edward J. Graham, Chief Executive Officer of the Company, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

         (1)      The Report fully complies with the requirements of
                  Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





/s/ Edward J. Graham
--------------------------------
Name:  Edward J. Graham
Title: Chief Executive Officer
May 10, 2004

                                     SJI-42


                                                                 Exhibit 32.2



                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

         In connection with the filing of the Quarterly Report on Form 10-Q of South Jersey Industries, Inc. (the "Company") for the period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David A. Kindlick, Chief Financial Officer of the Company, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

         (1)      The Report fully complies with the requirements of
                  Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





/s/ David A. Kindlick
-------------------------------------
Name: David A. Kindlick
Title: Chief Financial Officer
May 10, 2004


                                     SJI-43