Form 10-Q
period 2004-06-30
SOUTH JERSEY INDUSTRIES INC
filed 2004-08-09
CIK 91928

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2004


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

As of August 2, 2004, there were 13,792,371 shares of the registrant's common stock outstanding.


================================================================================
                                     SJI-1


                         PART I -- FINANCIAL INFORMATION




              Item 1. Financial Statements-- See Pages 3 through 23

                                      SJI-2


                 SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (In Thousands Except for Per Share Data)

                                                          Three Months Ended
                                                               June 30,
                                                      --------------------------
                                                          2004           2003
                                                      -----------   ------------

Operating Revenues:
  Utility                                               $ 70,039       $ 68,164
  Nonutility                                              64,535         38,051
                                                      -----------   ------------

      Total Operating Revenues                           134,574        106,215
                                                      -----------   ------------

Operating Expenses:
  Cost of Gas Sold - Utility                              42,477         41,965
  Cost of Sales - Nonutility                              55,942         34,682
  Operations                                              14,794         12,425
  Maintenance                                              1,439          1,482
  Depreciation                                             6,757          5,932
  Energy and Other Taxes                                   2,088          2,207
                                                      -----------   ------------

      Total Operating Expenses                           123,497         98,693
                                                      -----------   ------------

Operating Income                                          11,077          7,522

Other Income and Expense:
  Equity in Affiliated Companies                             267            192
  Other                                                      137             65
                                                      -----------   ------------

      Total Other Income and Expense                         404            257
                                                      -----------   ------------

Interest Charges                                           4,971          4,530

Income Before Income Taxes                                 6,510          3,249

Income Taxes                                               2,590          1,293
                                                      -----------   ------------

Income from Continuing Operations                          3,920          1,956

Discontinued Operations - Net                               (142)          (154)

                                                      -----------   ------------

      Net Income Applicable to Common Stock              $ 3,778        $ 1,802
                                                      ===========   ============

Basic Earnings Per Common Share:
  Continuing Operations                                   $ 0.29         $ 0.16
  Discontinued Operations - Net                            (0.01)         (0.01)

      Basic Earnings Per Common Share                     $ 0.28         $ 0.15
                                                      ===========   ============

Average Shares of Common Stock Outstanding - Basic        13,730         12,387

Diluted Earnings Per Common Share:
  Continuing Operations                                   $ 0.28         $ 0.16
  Discontinued Operations - Net                            (0.01)         (0.01)

                                                      -----------   ------------

      Diluted Earnings Per Common Share                   $ 0.27         $ 0.15
                                                      ===========   ============

Average Shares of Common Stock Outstanding - Diluted      13,848         12,489

Dividends Declared per Common Share                      $ 0.405        $ 0.385
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

                                     SJI-3


                 SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (In Thousands Except for Per Share Data)

                                                         Six Months Ended
                                                             June 30,
                                                      --------------------------
                                                        2004           2003
                                                      -----------   ------------

Operating Revenues:
  Utility                                              $ 265,317      $ 284,304
  Nonutility                                             174,731        101,737
                                                      -----------   ------------

      Total Operating Revenues                           440,048        386,041
                                                      -----------   ------------

Operating Expenses:
  Cost of Gas Sold - Utility                             173,868        197,032
  Cost of Sales - Nonutility                             156,931         90,899
  Operations                                              29,618         24,666
  Maintenance                                              2,784          2,940
  Depreciation                                            13,357         11,767
  Energy and Other Taxes                                   6,960          7,321
                                                      -----------   ------------

      Total Operating Expenses                           383,518        334,625
                                                      -----------   ------------

Operating Income                                          56,530         51,416

Other Income and Expense:
  Equity in Affiliated Companies                             423            379
  Other                                                      858            (50)
                                                      -----------   ------------

      Total Other Income and Expense                       1,281            329
                                                      -----------   ------------

Interest Charges                                           9,932          9,280

Income Before Income Taxes                                47,879         42,465

Income Taxes                                              19,500         17,672
                                                      -----------   ------------

Income from Continuing Operations                         28,379         24,793

Discontinued Operations - Net                               (282)          (302)
Cumulative Effect of a Change in Accounting
 Principle - Net                                               -           (426)
                                                      -----------   ------------

      Net Income Applicable to Common Stock             $ 28,097       $ 24,065
                                                      ===========   ============

Basic Earnings Per Common Share:
  Continuing Operations                                   $ 2.09         $ 2.01
  Discontinued Operations - Net                            (0.02)         (0.03)
  Cumulative Effect of a Change in Accounting
   Principle - Net                                             -          (0.03)
                                                      -----------   ------------

      Basic Earnings Per Common Share                     $ 2.07         $ 1.95
                                                      ===========   ============

Average Shares of Common Stock Outstanding - Basic        13,561         12,316

Diluted Earnings Per Common Share:
  Continuing Operations                                   $ 2.08         $ 2.00
  Discontinued Operations - Net                            (0.02)         (0.03)
  Cumulative Effect of a Change in Accounting
   Principle - Net                                             -          (0.03)
                                                     -----------   ------------

      Diluted Earnings Per Common Share                   $ 2.06         $ 1.94
                                                     ===========   ============

Average Shares of Common Stock Outstanding - Diluted      13,655         12,408

Dividends Declared per Common Share                      $ 0.810        $ 0.770
                                                     ===========   ============

The accompanying footnotes are an integral part of the financial statements.

                                     SJI-4

               SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                 (In Thousands)

                                                             Three Months Ended
                                                                  June 30,
                                                           ---------------------

                                                              2004       2003
                                                           ---------- ----------



Net Income Applicable to Common Stock                         $ 3,778   $ 1,802
                                                           ---------- ----------

Other Comprehensive (Loss) Income, Net of Tax:*

  Change in Fair Value of Investments                             (25)      193
  Change in Fair Value of Derivatives - Other                      682    1,643
  Change in Fair Value of Derivatives - Energy Related           2,784     (323)
                                                           ----------- ---------

     Other Comprehensive Income - Net of Tax*                    3,441    1,513
                                                           ----------- ---------

Comprehensive Income                                           $ 7,219  $ 3,315
                                                           =========== =========


                                                               Six Months Ended
                                                                   June 30,
                                                           ---------------------
                                                              2004        2003
                                                           ----------- ---------


Net Income Applicable to Common Stock                         $ 28,097 $ 24,065
                                                           ----------- ---------

Other Comprehensive (Loss) Income, Net of Tax:*

  Change in Fair Value of Investments                             (301)     153
  Change in Fair Value of Derivatives - Other                      429     (218)
  Change in Fair Value of Derivatives - Energy Related           2,875     (186)
                                                           ----------- ---------

     Other Comprehensive Income(Loss) - Net of Tax*              3,003     (251)
                                                           ----------- ---------

Comprehensive Income                                          $ 31,100 $ 23,814
                                                           =========== =========

* Determined using a combined statutory tax rate of 40.85%.
The accompanying footnotes are an integral part of the financial statements.

                                     SJI-5

                 SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In Thousands)

                                                                       Six Months Ended
                                                                           June 30,
                                                                 ------------------------------
                                                                      2004               2003
                                                                 -------------    -------------

Cash Flows from Operating Activities:
   Net Income Applicable to Common Stock                             $ 28,097         $ 24,065
   Adjustments to Reconcile Net Income to Cash Flows
    Provided by Operating Activities:
     Depreciation and Amortization                                     14,523           12,942
     Unrealized Loss(Gain) on Derivatives - Energy Related                484             (776)
     Provision for Losses on Accounts Receivable                          461              936
     Revenues and Fuel Costs Deferred - Net                            12,784           19,653
     Deferred and Non-Current Income Taxes and Credits - Net            5,933              846
     Environmental Remediation Costs - Net                             (1,227)           3,067
     Gas Plant Cost of Removal                                           (400)            (306)
     Changes in:
      Accounts Receivable                                              34,048           18,148
      Inventories                                                       9,511           (6,766)
      Other Prepayments and Current Assets                                641              693
      Prepaid and Accrued Taxes - Net                                 (14,307)           4,092
      Accounts Payable and Other Accrued Liabilities                   15,769           11,152
      Other - Net                                                      (6,501)          (3,173)
                                                                 -------------    -------------

Net Cash Provided by Operating Activities                              99,816           84,573
                                                                 -------------    -------------

Cash Flows from Investing Activities:
   Investment in Affiliate                                                (22)            (183)
   Affiliate Repayment of Loan                                            600              395
   Proceeds from Sale of (Purchase of) Restricted Investments           4,022           (1,341)
   Capital Expenditures, Cost of Removal and Salvage                  (33,750)         (29,060)
                                                                 -------------    -------------

Net Cash Used in Investing Activities                                 (29,150)         (30,189)
                                                                 -------------    -------------

Cash Flows from Financing Activities:
   Net Repayments of Lines of Credit                                  (72,400)         (41,300)
   Proceeds from Issuance of Long-Term Debt                                 -            6,000
   Principal Repayments of Long-Term Debt                              (6,773)         (15,658)
   Dividends on Common Stock                                          (11,053)          (9,509)
   Proceeds from Sale of Common Stock                                  20,486            6,497
   Payments for Issuance of Long-Term Debt                                (42)             (70)
                                                                 -------------    -------------

Net Cash Used in Financing Activities                                 (69,782)         (54,040)
                                                                 -------------    -------------

Net Increase in Cash and Cash Equivalents                                 884              344
Cash and Cash Equivalents at Beginning of Period                        4,364            4,291
                                                                 -------------    -------------

Cash and Cash Equivalents at End of Period                            $ 5,248          $ 4,635
                                                                 =============    =============


The accompanying footnotes are an integral part of the financial statements.

                                     SJI-6

                 SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                                                    (Unaudited)
                                                                                      June 30,                  December 31,
                                                                          ----------------------------------   ---------------
                                                                               2004              2003               2003
                                                                          ---------------   ----------------   ---------------

Assets

Property, Plant and Equipment:
  Utility Plant, at original cost                                              $ 924,497           $867,801         $ 894,654
    Accumulated Depreciation                                                    (218,042)          (202,460)         (209,831)
  Nonutility Property and Equipment, at cost                                      67,435             63,352            65,768
    Accumulated Depreciation                                                      (3,207)            (1,550)           (2,326)
                                                                          ---------------   ----------------   ---------------

        Property, Plant and Equipment - Net                                      770,683            727,143           748,265
                                                                          ---------------   ----------------   ---------------

Investments:
  Available-for-Sale Securities                                                    4,654              3,712             4,550
  Restricted                                                                           -              3,421             4,022
  Investment in Affiliates                                                         2,213              3,116             2,191
                                                                          ---------------   ----------------   ---------------

        Total Investments                                                          6,867             10,249            10,763
                                                                          ---------------   ----------------   ---------------

Current Assets:
  Cash and Cash Equivalents                                                        5,248              4,635             4,364
  Accounts Receivable                                                             97,739            101,265            98,221
  Unbilled Revenues                                                                8,822              7,489            42,892
  Provision for Uncollectibles                                                    (3,522)            (3,366)           (3,565)
  Natural Gas in Storage, average cost                                            58,606             48,832            69,596
  Materials and Supplies, average cost                                             5,091              3,580             3,612
  Prepaid Taxes                                                                   17,361             10,974             2,661
  Prepaid Pension                                                                 18,046                  -            19,690
  Derivatives - Energy Related Assets                                             24,380             20,621            23,472
  Derivatives - Other                                                                730                803               565
  Other Prepayments and Current Assets                                             5,271              6,068             4,268
                                                                          ---------------   ----------------   ---------------

        Total Current Assets                                                     237,772            200,901           265,776
                                                                          ---------------   ----------------   ---------------

Regulatory and Other Non-Current Assets:
  Other Regulatory Assets                                                         75,115             83,853            75,780
  Derivatives - Energy Related Assets                                              3,328              4,157             4,212
  Derivatives - Other                                                                  -                 37                 -
  Unamortized Debt Discount and Expense                                            7,056              6,388             7,298
  Other                                                                           17,280             14,607            14,109
                                                                          ---------------   ----------------   ---------------

        Total Regulatory and Other Non-Current Assets                            102,779            109,042           101,399
                                                                          ---------------   ----------------   ---------------

              Total Assets                                                   $ 1,118,101        $ 1,047,335       $ 1,126,203
                                                                          ===============   ================   ===============


The accompanying footnotes are an integral part of the financial statements.

                                     SJI-7

                 SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                                     (Unaudited)
                                                                                       June 30,                  December 31,
                                                                          ----------------------------------   ---------------
                                                                               2004              2003               2003
                                                                          ---------------   ----------------   ---------------

Capitalization and Liabilities

Common Equity:
  Common Stock                                                                  $ 17,175           $ 15,515          $ 16,536
  Premium on Common Stock                                                        206,200            156,709           186,316
  Accumulated Other Comprehensive Income (Loss)                                    6,474             (6,153)            3,471
  Retained Earnings                                                              108,682             92,558            91,638
                                                                          ---------------   ----------------   ---------------

        Total Common Equity                                                      338,531            258,629           297,961
                                                                          ---------------   ----------------   ---------------

Preferred Stock of Subsidiary                                                      1,690              1,690             1,690
                                                                          ---------------   ----------------   ---------------

Long-Term Debt                                                                   302,008            266,713           308,781
                                                                          ---------------   ----------------   ---------------

        Total Capitalization                                                     642,229            527,032           608,432
                                                                          ---------------   ----------------   ---------------

Current Liabilities:
  Notes Payable                                                                   40,400            125,200           112,800
  Current Maturities of Long-Term Debt                                             5,273              8,423             5,273
  Accounts Payable                                                                89,454             80,509            80,254
  Customer Deposits                                                                8,328              7,143             7,957
  Environmental Remediation Costs                                                  6,031              5,076             7,865
  Taxes Accrued                                                                   12,333             13,518            11,940
  Derivatives - Energy Related Liabilities                                         8,653             11,003            18,809
  Derivatives - Other                                                              1,612                235             1,505
  Deferred Income Taxes - Net                                                     10,095             19,431            11,537
  Interest Accrued and Other Current Liabilities                                  16,709             16,130            10,511
                                                                          ---------------   ----------------   ---------------

        Total Current Liabilities                                                198,888            286,668           268,451
                                                                          ---------------   ----------------   ---------------

Deferred Credits and Other Non-Current Liabilities:
  Deferred Income Taxes - Net                                                    131,123            103,355           121,922
  Investment Tax Credits                                                           3,300              3,645             3,471
  Pension and Other Postretirement Benefits                                       12,610             18,183            12,431
  Environmental Remediation Costs                                                 50,018             47,051            47,001
  Derivatives - Energy Related Liabilities                                         2,041              1,908             1,875
  Derivatives - Other                                                              1,091              2,965             1,853
  Regulatory Liabilities                                                          66,791             47,522            49,970
  Other                                                                           10,010              9,006            10,797
                                                                          ---------------   ----------------   ---------------

        Total Deferred Credits
          and Other Non-Current Liabilities                                      276,984            233,635           249,320
                                                                          ---------------   ----------------   ---------------

Commitments and Contingencies  (Note 9)

              Total Capitalization and Liabilities                           $ 1,118,101        $ 1,047,335       $ 1,126,203
                                                                          ===============   ================   ===============


The accompanying footnotes are an integral part of the financial statements.

                                     SJI-8

        Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.           Summary of Significant Accounting Policies:

         Consolidation - The condensed consolidated financial statements include the accounts of South Jersey Industries, Inc. (SJI) and its subsidiaries. We eliminated all significant intercompany accounts and transactions. SJI reclassified some previously reported amounts to conform with current year classifications. In our opinion, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, needed to fairly present SJI's financial position and operating results at the dates and for the periods presented. Our businesses are subject to seasonal fluctuations and, accordingly, this interim financial information should not be the basis for estimating the full year's operating results. These financial statements should be read in conjunction with SJI's 2003 Form 10K and annual report.

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

         Capitalized Interest - SJG capitalizes interest on construction at its BPU-approved rate of return on rate base. SJG's capitalized interest totaled $0.2 million and $0.1 million for the three months and $0.3 million in each of the six months ended June 30, 2004 and 2003, respectively. Marina Energy LLC (Marina) also capitalized interest during the construction of its thermal energy facility based on the actual cost of borrowed funds. Marina's capitalized interest totaled $0.7 million and $1.8 million for the three and six months ended June 30, 2003, respectively. SJG's amounts are included in Utility Plant and Marina's amounts are included in Nonutility Property and Equipment on the condensed consolidated balance sheets. All capitalized interest is reflected on the condensed consolidated statements of income as a reduction of Interest Charges.

                                     SJI-9

         Energy Trading Activities and Derivative Instruments - South Jersey Resources Group, LLC (SJRG) manages its portfolio of purchases and sales, as well as natural gas in storage, using a variety of instruments that include forward contracts, swap agreements, option contracts and futures contracts. SJRG's contracts are accounted for at fair value under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Under this method of accounting, SJRG measures the fair value of the contracts and records these as Derivatives - Energy Related Assets or Derivatives - Energy Related Liabilities on our condensed consolidated balance sheets. For the three months ended June 30, 2004 and 2003, we recorded the net unrealized pre-tax losses of $(2.4) million and $(.7) million, respectively. For the six months ended June 30, 2004, we recorded a net unrealized pre-tax (loss)gain of $(.5) million and $.8 million, respectively. These unrealized losses and gains on energy-related contracts, determined under the mark-to-market method, are included in Operating Revenues - Nonutility, except to the extent that they are designated cash flow hedges and are recorded through Accumulated Other Comprehensive Income (Loss).

         On October 25, 2002, the Emerging Issues Task Force (EITF) rescinded its consensus in Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," effective for transactions entered into after that date, with a cumulative effect adjustment for previously existing transactions to be recognized in the quarter beginning January 1, 2003. As a result of the rescission, SJI only marks-to-market those energy-related contracts that meet the definition of a derivative in Statement No. 133. Energy-related contracts that do not meet the definition of a derivative are accounted for using the accrual basis of accounting. The effect of this change in accounting resulted in a net charge of $426,338 shown as a Cumulative Effect of a Change in Accounting Principle - Net in 2003. Contracts to hedge physical gas in storage are designated as cash flow hedges and we account for them accordingly. We include these balances on the condensed consolidated balance sheet under the caption Derivatives - Other. At inception, and as of June 30, 2004, we calculated these hedges to be highly effective; therefore, we record the offset, net of taxes, in Accumulated Other Comprehensive Income (Loss).

         In November 2001, we entered into two interest rate swap contracts. The first swap effectively provides us with a fixed interest rate of 4.08% on $20 million of Marina's tax-exempt Series A variable rate bonds for a 10-year period. The second swap effectively fixed the interest rate on $9.0 million of Marina's taxable Series B variable rate bonds at 4.55% for a 6-year period. The notional amount of this second swap decreases by $3.0 million per year beginning in December 2005.

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

                                     SJI-10

         In May 2003, SJG entered into an interest rate swap contract that effectively fixed the interest rate at 2.24% through May 20, 2004 on $20.0 million of SJG's debt outstanding under its bank credit agreements.

         We entered into interest rate swap agreements to hedge the exposure to increasing rates with respect to our variable rate debt. The differential to be paid or received as a result of these swap agreements is accrued as interest rates change and is recognized as an adjustment to interest expense. These interest rate swaps are accounted for as cash flow hedges. As of June 30, 2004 and 2003, the market value of these swaps was $(1.1) million and $(2.9) million, respectively, which represents the amount we would have to pay the counterparty to terminate these contracts as of those dates. These balances are included on the condensed consolidated balance sheets under the caption Derivatives - Other. As of June 30, 2004 and 2003, we calculated the swaps to be highly effective; therefore, we record the offset to the hedge, net of taxes, in Accumulated Other Comprehensive Income (Loss).

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

         SJG recovers certain asset retirement costs through rates charged to customers as an approved component of depreciation expense. As of June 30, 2004 and 2003, SJG had accrued amounts in excess of actual removal costs incurred totaling $47.3 million and $43.5 million, respectively, which, in accordance with Statement No. 143, are recorded as Regulatory Liabilities on the condensed consolidated balance sheets. The adoption of this statement did not materially affect SJI's financial condition or results of operations.

         In January 2003, the FASB issued Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Management has adopted FIN 46 and accordingly determined that SJG Capital Trust, which was established for the sole purpose of issuing $35.0 million of mandatorily redeemable preferred securities, could no longer be consolidated into SJI's financial statements effective July 1, 2003. These securities were redeemed in November 2003. Prior periods were restated to

                                     SJI-11

report the original equity investment amount in SJG Capital Trust as a separate $1.1 million investment in an affiliate and the $36.1 million subordinated debenture to SJG Capital Trust as debt on our condensed consolidated balance sheet rather than the $35.0 million of mandatorily redeemable preferred securities as previously reported. The adoption of FIN 46, inclusive of revisions released by FASB in December 2003, did not impact SJI's net income or retained earnings for the periods reported. SJI is not a party to any variable interest entities covered by FIN 46.

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

         Other Regulatory Assets & Regulatory Liabilities - Other Regulatory Assets consisted of the following items (in thousands):

                                                Years Remaining
                                                    As of                   June 30,              December 31,
                                                 June 30, 2004         2004           2003            2003
                                                 ----------------------------------------------------------

Environmental Remediation Costs:
     Expended - Net                                 Various       $     5,363     $     3,375    $     4,147
     Liability for Future Expenditures                 -               52,177          48,211         50,983
Income Taxes - Flowthrough
     Depreciation                                      7                7,130           8,108          7,619
Deferred Fuel Costs - Net                           Various                 -          10,897              -
Postretirement Benefit Costs                           9                3,213           3,591          3,402
Gross Receipts and Franchise Taxes                     3                1,146           1,589          1,367
Societal Benefit Charges                            Various             5,053           7,531          7,529
Other                                                  -                1,033             551            733
                                                                  ------------------------------------------

     Total Other Regulatory Assets                                $    75,115     $    83,853    $    75,780
                                                                  ==========================================


         Each item separately identified above is being recovered through utility rate charges without a return on investment over the period indicated. All assets reflected within the above caption "Other" are being recovered from ratepayers as approved by the BPU (See Note 6).

                                     SJI-12

        Regulatory Liabilities consisted of the following items (in thousands):

                                               June 30,            December 31,
                                          2004         2003           2003
                                     ------------------------------------------

Deferred Revenues - Net              $    13,917     $         -    $        90
Excess Plant Removal Costs                47,320          43,462         45,241
Overcollected State Taxes                  5,268           3,774          4,353
Other                                        286             286            286
                                     ------------------------------------------

     Total Regulatory Liabilities    $    66,791     $    47,522    $    49,970
                                     ==========================================

         Deferred Revenues - Net reflects the overrecovery of gas costs from ratepayers under SJG's gas cost clauses (See Note 6). Excess Plant Removal Costs represent amounts accrued in excess of actual utility plant removal costs incurred to date (See New Accounting Pronouncements). All other amounts are subject to being returned to ratepayers in future rate proceedings.

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

         Summarized operating results of the discontinued operations for the three and six months ended June 30 were (in thousands):

                                                                Three Months Ended         Six Months Ended
                                                                     June 30,                  June 30,
                                                                 2004          2003        2004           2003
                                                              -------------------------------------------------

Loss before Income Taxes:
     Sand Mining                                              $    (214)   $    (219)   $   (427)    $    (429)
     Construction                                                     -           (8)          -           (16)
     Fuel Oil                                                        (3)         (10)         (6)          (21)
Income Tax Credits                                                   75           83         151           164
                                                              -------------------------------------------------
Loss from Discontinued Operations - Net                       $    (142)   $    (154)   $   (282)    $    (302)
                                                              =================================================
Earnings Per Common Share from
     Discontinued Operations - Net                            $   (0.01)   $   (0.01)   $   (0.02)   $   (0.03)
                                                              =================================================


                                     SJI-13

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

         In April 2004, Marina and DCO Energy, LLC formed AC Landfill Energy, LLC (ACLE) to develop and install a 1,400-kilowatt methane-to-electric power generation system at a county-owned landfill in Egg Harbor Township, NJ. Marina owns a 51% interest in ACLE and will consolidate ACLE's balance sheet and results of operation accordingly. The project is estimated to generate 12,000,000 kilowatt-hours per year, enough energy to power 1,000 homes for a year. In addition to providing another revenue stream for Marina, this project will also contribute to improving air quality. When methane gas is recovered as an energy source, it helps to reduce air pollution. Commercial operation of the plant is targeted for December 2004.

Note 3.           Common Stock:

         SJI has 20,000,000 shares of authorized Common Stock. The following shares were issued and outstanding:

                                                   2004             2003
                                               ----------------------------
Beginning Balance, January 1                   13,229,001        12,206,474
New Issues During Year:
     Dividend Reinvestment Plan                   479,212           173,240
     Employees' Stock Ownership Plan                    -               832
     Stock Option, Stock Appreciation
         Rights and Restricted Stock
         Award Plan                                32,056            32,005
                                               ----------------------------
Ending Balance, June 30                        13,740,269        12,412,551
                                               ============================

         We credited the par value ($1.25 per share) of stock issued in 2004 and 2003 to Common Stock. We credited the net excess over par value of approximately $19.9 million and $6.3 million, respectively, to Premium on Common Stock.

         Earnings Per Common Share - We present basic Earnings Per Share (EPS) based on the weighted-average number of common shares outstanding. EPS are presented in accordance with FASB Statement No. 128, "Earnings Per Share," which establishes standards for computing and presenting basic and diluted EPS. The

                                     SJI-14

incremental shares required for inclusion in the denominator for the diluted EPS calculation were 118,333 and 101,782 shares for the three months and 93,636 and 91,941 for the six months ended June 30, 2004 and 2003, respectively. These shares relate to restricted stock and were calculated using the treasury stock method.

         Stock Option, Stock Appreciation Rights and Restricted Stock Award Plan
- Under this plan, no more than 306,000 shares in the aggregate may be issued to SJI's officers and other key employees. No options or stock appreciation rights may be granted under the Plan after November 22, 2006. At June 30, 2004 and 2003, SJI had no options outstanding. No options were granted in 2004 or 2003. No stock appreciation rights were issued under the Plan. In the first six months of 2004 and 2003, we granted 21,899 and 30,810 restricted shares, respectively. These restricted shares vest over a 3-year period and are subject to SJI achieving certain performance targets.

         Dividend Reinvestment Plan (DRP) and Employees' Stock Ownership Plan
(ESOP) Newly issued shares of common stock offered through the DRP are issued directly by SJI. All shares offered through the ESOP were also issued directly by SJI. As of June 30, 2004, SJI reserved 1,199,764 shares of authorized, but unissued, common stock for future issuance to the DRP. As of October 1, 2003, the ESOP was terminated.

Note 4.           Financial Instruments:

         Restricted Investments - In accordance with the terms of Marina's bond agreements, we were required to invest unused proceeds in high-quality, highly liquid investments pending approved construction expenditures. As of June 30, 2004 and 2003, these residual proceeds totaled $-0- and $.7 million, respectively.


         SJRG maintains a margin account with a national investment firm to support its risk management activities. As of June 30, 2004, the balance of this account was $3.8 million due to changes in the market value of outstanding contracts.


Note 5.           Segments of Business:

         Information about SJI's operations in different industry segments for the three and six months ended June 30 is presented below (in thousands):

                                                         Three Months Ended              Six Months Ended
                                                              June 30,                       June 30,
                                                           2004          2003           2004            2003
                                                      --------------------------------------------------------

Operating Revenues:
     Gas Utility Operations                          $      73,991   $      75,547  $     274,114  $     315,483
     Wholesale Gas Operations                                3,075           1,632          8,786          5,998
     Retail Gas and Other Operations                        41,692          35,266        125,210         93,234
     Retail Electric Operations                             17,092             660         34,173          1,423
     On-Site Energy Production                               5,002             981         11,114          2,000
                                                     -----------------------------------------------------------
         Subtotal                                          140,852         114,086        453,397        418,138
     Intersegment Sales                                     (6,278)         (7,871)       (13,349)       (32,097)
                                                     -----------------------------------------------------------
         Total Operating Revenues                    $     134,574   $     106,215  $     440,048  $     386,041
                                                     ===========================================================
                                     SJI-15


Operating Income:
     Gas Utility Operations                          $       6,009   $       5,909  $      45,151  $      44,216
     Wholesale Gas Operations                                2,314           1,368          2,403          3,271
     Retail Gas and Other Operations                         1,046             212          5,188          3,953
     Retail Electric Operations                                401             (52)         1,015            (73)
     On-Site Energy Production                               1,607             271          3,201            480
     General Corporate                                        (300)           (186)          (428)          (431)
                                                     -----------------------------------------------------------
         Total Operating Income                      $      11,077   $       7,522  $      56,530  $      51,416
                                                     ===========================================================

Depreciation and Amortization:
     Gas Utility Operations                          $       7,904   $       6,445  $      13,632  $      12,816
     Wholesale Gas Operations                                    3               3              7              6
     Retail Gas and Other Operations                            35              26             67             49
     Retail Electric Operations                                  -               -              -              -
     On-Site Energy Production                                 416              34            817             57
     Discontinued Operations                                     -               7              -             14
                                                     ------------------------------------------------------------
         Total Depreciation
              and Amortization                       $       8,358   $       6,515  $      14,523  $      12,942
                                                     =============================================================

Property Additions:
     Gas Utility Operations                          $      21,011   $      11,956  $      32,076  $      23,660
     Wholesale Gas Operations                                    -               -             15              -
     Retail Gas and Other Operations                            82             109            122            156
     Retail Electric Operations                                  -               -              -              -
     On-Site Energy Production                                 578           1,611          1,559          5,286
                                                      ------------------------------------------------------------
         Total Property Additions                    $      21,671   $      13,676  $      33,772  $      29,102
                                                     =============================================================


                                                                June 30,
                                                          2004            2003
                                                    ---------------------------
Identifiable Assets:
     Gas Utility Operations                         $    944,793  $     896,143
     Wholesale Gas Operations                             64,320         64,059
     Retail Gas and Other Operations                      34,362         30,951
     Retail Electric Operations                           12,733            408
     On-Site Energy Production                            78,475         68,697
     Discontinued Operations                               2,348          2,313
                                                    ---------------------------
         Subtotal                                      1,137,031      1,062,571
     Corporate Assets                                     32,454         29,959
     Intersegment Assets                                 (51,384)       (45,195)
                                                    ---------------------------
        Total Identifiable Assets                  $  1,118,101  $   1,047,335
                                                    ============================

         Gas Utility Operations consist primarily of natural gas distribution to residential, commercial and industrial customers. Wholesale Gas Operations consist of SJRG's activities. Retail Gas and Other Operations include natural gas acquisition and transportation service companies. Given the recent growth of

                                     SJI-16

SJE's retail electric operations, which include SJE's electricity acquisition and transportation to retail, commercial and industrial customers, management now considers this a separate reporting segment. On-Site Energy Production consists of Marina's energy-related projects.

         SJI's interest expense relates primarily to SJG's and Marina's borrowing and financing activities.

Note 6.           Regulatory Actions:

         In January 1997, the BPU granted SJG rate relief, which was predicated in part upon a 9.62% rate of return on rate base that included an 11.25% return on common equity. This rate relief provided for the recovery of cost of service, including deferred costs, through base rates. Additionally, SJG's threshold for sharing pre-tax margins generated by interruptible and off-system sales and transportation increased. As a result of this case, SJG kept 100% of pre-tax margins up to the threshold level of $7.8 million. The next $750,000 was credited to customers through the Basic Gas Supply Service (BGSS) clause. Thereafter, SJG kept 20% of the pre-tax margins as it had historically. See Note 10 for information regarding the July 7, 2004 approval of SJG's base rate increase.

         Effective January 10, 2000, the BPU approved full unbundling of SJG's system. This allows all natural gas consumers to select their natural gas commodity supplier. As of June 30, 2004, 106,179 of SJG's residential customers were purchasing their gas commodity from someone other than SJG. Customers choosing to purchase natural gas from providers other than the utility are charged for the cost of gas by the marketer, not the utility. The resulting decrease in SJG's revenues is offset by a corresponding decrease in gas costs. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income or financial condition. The BPU continues to allow for full recovery of prudently incurred natural gas costs through the BGSS. Unbundling did not change the fact that SJG still recovers cost of service, including certain deferred costs, through base rates.

         In December 2001, the BPU approved recovery of SJG's October 31, 2001 underrecovered gas cost balance of $48.9 million plus accrued interest since April 1, 2001 at a rate of 5.75%. As of June 30, 2004, the remaining deferred underrecovered balance totaled $1.9 million.

         During 2002, the BPU convened a gas policy group to address Basic Gas Supply Service (BGSS), which is the gas supply service being provided by the natural gas utility. In December 2002, the BPU approved the proposed BGSS price structure. The BGSS-approved price structure replaced the Levelized Gas Adjustment Clause (LGAC) pricing structure. The LGAC was structured to reset gas charges to consumers once per year. The BGSS resets gas prices monthly for larger customers, and for smaller customers, permits multiple resets each year if certain conditions are met. With the implementation of BGSS in March 2003, customers can make more informed decisions about choosing an alternate supplier by having a utility pricing structure that more currently reflects market conditions. Further, BGSS provides SJG with more pricing flexibility, through self-implementing rate changes under certain conditions and limitations, conceptually resulting in the reduction of over/under-recoveries. LGAC-related

                                     SJI-17

mechanisms, such as deferred accounting treatment, the sharing of pre-tax margins generated by interruptible and off-system sales and transportation, and the allowance for full recovery of prudently incurred natural gas costs, remain in place under BGSS.

         In August 2002, SJG filed for a Societal Benefits Clause (SBC) rate increase. The SBC recovers costs related to BPU-mandated programs and environmental remediation costs that are recovered through SJG's Remediation Adjustment Clause (RAC); energy efficiency and renewable energy program costs that are recovered through our New Jersey Clean Energy Programs; consumer education program costs; and the interim low income program costs. In August 2003, the BPU approved a $6.7 million increase to SJG's SBC, effective September 1, 2003. This approval increased the annual recovery level of $6.7 million to $13.4 million.

         Also in August 2002, SJG filed a petition with the BPU to transfer its appliance service business from the regulated utility into a newly created unregulated company. As filed, the newly created company would have the flexibility to be more responsive to competition and customer needs by expanding and modifying its service offerings in an unregulated environment. See Note 10 - Subsequent Events for additional information on the approval of SJG's petition.

         In September 2002, SJG filed with the BPU to maintain its current BGSS rate through October 2003. However, due to price increases in the wholesale market, in February 2003, SJG filed an amendment to the September 2002 filing. In April 2003, the BPU approved a $16.6 million increase to SJG's annual gas costs recoveries.

         In March 2003, the BPU approved a statewide Universal Service Fund
(USF) program on a permanent basis. In June 2003, the BPU established a statewide program through which funds for the USF and Lifeline Credit and Tenants Assistance (Lifeline) Programs would be collected from customers of all electric and gas utilities in the state. The BPU ordered that utility rates be set to recover a total statewide USF budget of $33.0 million, and a total Lifeline budget of $72.0 million. Recovery rates for both programs were implemented on August 1, 2003. In April 2004, SJG made its annual USF filing, along with the state's other electric and gas utilities, proposing a statewide USF budget of $105.5 million. The proposed statewide budget was updated to $113.0 million and filed with the BPU in May 2004. In June 2004, the BPU approved the budget of $113.0 million with new rates being implemented effective July 1, 2004.

         In July 2003, SJG made its annual BGSS filing, as amended, with the BPU. Due to further price increases in the wholesale market, SJG filed for a $24.0 million increase to their annual gas cost revenues. In August 2003, the BPU approved SJG's price increase on a provisional basis, subject to refund with interest, effective September 1, 2003.

         In August 2003, SJG filed a base rate case with the BPU to increase its base rates to obtain a certain level of return on its invested capital. The rate case was approved on July 7, 2004 (See Note 10). SJG had not sought a base rate increase from the BPU since the implementation of its base rate case approval in January 1997.

         Also, in August 2003, the BPU approved SJG's previously filed petition for recovery of a $5.7 million Temperature Adjustment Clause (TAC) deficiency, effective September 1, 2003. As of June 30, 2004, the deferred TAC deficiency had been reduced to $1.3 million.

                                     SJI-18

         In February 2004, SJG filed notice with the BPU to reduce its gas cost revenues by approximately $5.0 million, via a rate reduction, in addition to providing for a $21.8 million bill credit to customers. Both the rate reduction and bill credit were approved and implemented in March 2004.

         In June 2004, SJG made its annual BGSS filing with the BPU requesting a $4.9 million increase in gas cost recoveries.

         Filings and petitions described above are still pending unless otherwise indicated.

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

         On December 8, 2003, the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act (the "Act") of 2003. In accordance with FASB Staff Position No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," issued in December 2003, management elected to defer any financial impact resulting from the Act pending the availability of more information. With the assistance of the company's actuary, management has determined that the Act has no impact on the postretirement benefit plans of SJI.

         Net periodic benefit cost for the three and six months ended June 30, 2004 and 2003 related to the pension and other postretirement benefit insurance plans consisted of the following components (in thousands):


                                                                            Pension Benefits
                                                            Three Months Ended               Six Months Ended
                                                                 June 30,                        June 30,
                                                            2004         2003                2004        2003
                                                         --------------------------------------------------------

         Service Cost                                     $    735     $     632          $   1,470     $  1,264
         Interest Cost                                       1,425         1,314              2,850        2,628
         Expected Return on Plan Assets                     (1,774)       (1,354)            (3,548)      (2,708)
         Amortization of
              Transition Obligation                              -            18                  -           36
         Amortization of Loss and Other                        444           438                888          876
                                                          ------------------------------------------------------
          Net Periodic Benefit Cost                       $    830     $   1,048          $   1,660     $  2,096
                                                          ======================================================


                                     SJI-19


                                                                             Other Benefits
                                                            Three Months Ended               Six Months Ended
                                                                 June 30,                        June 30,
                                                            2004         2003                2004        2003
                                                         --------------------------------------------------------

         Service Cost                                     $    377     $     319          $     754     $    638
         Interest Cost                                         629           523              1,258        1,046
         Expected Return on Plan Assets                       (350)         (221)              (700)        (442)
         Amortization of
              Transition Obligation                            193           193                386          386
         Amortization of Loss and Other                         44            46                 88           92
                                                          ------------------------------------------------------
          Net Periodic Benefit Cost                       $    893     $     860          $   1,786     $  1,720
                                                          ======================================================


         Contributions - SJI expects to make no contributions to its pension plan and contribute approximately $3.6 million in equal quarterly installments to its other postretirement benefit plans in 2004.

Note 8.           Retained Earnings:

         Restrictions exist under various loan agreements regarding the amount of cash dividends or other distributions that SJG may pay on its common stock. As of June 30, 2004, SJG's restrictions did not affect the amount that may be distributed from SJI's retained earnings.

Note 9.           Commitments and Contingencies:

         Construction and Environmental - SJI's estimated net cost of construction and environmental remediation programs for 2004 totals $69.1 million. Commitments were made regarding some of these programs.

         Gas Supply Contracts - SJG, in the normal course of conducting business, has entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. During the next 12 months no contracts are expiring that would have a material negative impact, either alone or in combination, on SJG. The transportation and storage service agreements between SJG and our interstate pipeline suppliers were made under Federal Energy Regulatory Commission approved tariffs. SJG's cumulative obligation for demand charges and reservation fees paid to suppliers for these services is approximately $4.2 million per month, recovered on a current basis through the BGSS.

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

         Parental Guarantees -As of June 30, 2004, SJI had issued $151.6 million of parental guarantees on behalf of its subsidiaries. Of this total, $90.0 million expire within one year, $25.5 million expire within thirteen to

                                     SJI-20

twenty-four months and $36.1 million have no expiration date. The vast majority of these guarantees were issued as a guarantee of payment to third parties with whom our subsidiaries have commodity supply contracts. As of June 30, 2004, these guarantees support $28.2 million of the Accounts Payable recorded on our condensed consolidated balance sheet. As part of our risk management policy, we also require parental guarantees from counterparties as applicable. These arrangements are typical in our industry. SJI has also issued two parental guarantees totaling $6.8 million related to Marina's construction activity.

         Standby Letters of Credit - SJI provided a standby letter of credit to Marina District Development Corporation in support of Marina's contractual obligations to construct the thermal energy plant and to supply heat, hot water and cooling to Borgata Hotel Casino & Spa. The plant began commercial operations in July 2003. Accordingly, as called for in the contract, the letter of credit totaled $2.5 million as of June 30, 2004 and remains in place pending final independent engineer certification.

         As of June 30, 2004, SJI also provided $46.0 million of standby letters of credit from four commercial banks supporting the variable rate demand bonds issued through the New Jersey Economic Development Authority to finance Marina's thermal plant project. The letter of credit agreement contains certain financial covenants measured on a quarterly basis. SJI was in compliance with these covenants as of June 30, 2004.

         Also, as of June 30, 2004, SJI has issued four letters of credit totaling $10.7 million to two different utilities. These letters were posted to enable SJE to market retail electricity and retail gas within the respective utilities' service territories.

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

         SJI successfully entered into settlements with all of its historic comprehensive general liability carriers regarding the environmental remediation expenditures at the SJG sites. Also, SJG purchased a Cleanup Cost Cap Insurance Policy limiting the amount of remediation expenditures that SJG will be required to make at 11 of its sites. This Policy will be in force until 2024 at 10 sites and until 2029 at one site. The minimum future cost estimate discussed below was not reduced by projected insurance recoveries from the Cleanup Cost Cap Insurance Policy.

         Since the early 1980s, SJI accrued environmental remediation costs of $147.6 million, of which $91.5 million has been spent as of June 30, 2004. With the assistance of a consulting firm, we estimate that future costs to clean up SJG's sites will range from $52.2 million to $162.6 million. We recorded the lower end of this range as a liability. It is reflected on the 2004 condensed consolidated balance sheet under the captions Current Liabilities and Deferred Credits and Other Non-Current Liabilities. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements. The major portion of accrued environmental costs relate to the cleanup of SJG's former gas manufacturing sites.

                                     SJI-21

         SJG has two regulatory assets associated with environmental costs. The first asset is titled Environmental Remediation Cost: Expended - Net. These expenditures represent what was actually spent to clean up former gas manufacturing plant sites. These costs meet the requirements of Statement No.
71. The BPU allows SJG to recover expenditures through the RAC (See Note 6).

         The other asset titled Environmental Remediation Cost: Liability for Future Expenditures relates to estimated future expenditures determined under the guidance of FASB Statement No. 5, "Accounting for Contingencies." We recorded this amount, which relates to former manufactured gas plant sites, as a deferred debit with the corresponding amount reflected on the condensed consolidated balance sheet under the captions Current Liabilities and Deferred Credits and Other Non-Current Liabilities. The recorded deferred debit is a regulatory asset under Statement No. 71. The BPU's intent, evidenced by current practice, is to allow SJG to recover the deferred costs after those costs are spent over 7-year periods. As of June 30, 2004, we reflected SJG's unamortized remediation costs of $5.4 million on the condensed consolidated balance sheet under the caption Other Regulatory Assets. Since implementing the RAC in 1992, SJG has recovered $40.8 million through rates.

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

         SJI and SJF estimated their potential exposure for the future remediation of four sites where fuel oil operations existed years ago. Estimates for SJI's site range between $13,800 and $77,200, while SJF's estimated liability ranges from $1.1 million to $4.9 million for its three sites. We recorded the lower ends of these ranges on the condensed consolidated balance sheet under Current Liabilities and Deferred Credits and Other Non-Current Liabilities as of June 30, 2004.

Note 10.          Subsequent Events:

         Rate Case Settlement - On July 7, 2004, the BPU granted SJG a base rate increase of $20.0 million, which was predicated in part upon a 7.97% rate of return on rate base that included a 10.0% return on common equity. SJG expects the settlement of the case to provide an incremental $8.5 million on an annualized basis to net income. SJG was also permitted recovery of regulatory assets contained in its petition.

         Included in the base rate increase was a change to the sharing of pre-tax margins on interruptible and off-system sales and transportation. SJG will now recover through its base rates $7.8 million that it had previously recovered through the sharing of pre-tax margins. As a result, the sharing of pre-tax margins will begin from dollar one, with SJG retaining 20% as it has historically. Moreover, SJG will now share pre-tax margins from on-system

                                     SJI-22

capacity release sales, in addition to the interruptible and off-system sales and transportation. Effective July 1, 2006, the 20% retained by SJG will decrease to 15% of such margins.

         As part of the tariff changes, SJG further expanded its choices available to commercial and industrial customers. SJG added two electric generation services for small and large users, and restructured its existing Firm Electric Service so it is applicable to electric generation. The addition of these services allowed SJG to eliminate its existing cogeneration services since these services will be provided under one of the three electric generation services, based on the customer needs. SJG also split its existing commercial service into two classes to separate large and small users, resulting in two distinct price structures.

         As part of the overall settlement, SJG provided customers with an offsetting $38.9 million rate reduction. These reductions are being provided to customers through SJG's various clauses and will not negatively impact SJG's net income.

         Pending Audits - The BPU has issued an order under which it will perform a competitive services audit and a management audit that includes a focused review of SJG's gas supply and purchasing practices. The audits, which will commence later in 2004, are mandated by statute to be conducted at predetermined intervals.

         Appliance Service Business - On July 23, 2004, the BPU approved SJG's petition to transfer its appliance service business from the regulated utility. In anticipation of this transfer, SJI had formed South Jersey Energy Service Plus, LLC (SJESP), to perform appliance repair services after BPU approval of the transfer. SJESP will purchase certain assets required to perform such repair services from SJG. In addition, SJESP will assume certain liabilities from SJG. The final price will be determined at the date of transfer which is currently expected to be on September 1, 2004. The agreement also calls for SJESP to pay an additional $1.5 million to SJG. This $1.5 million will be credited to customers through the RAC and will have no earnings impact on SJG. The approval of SJG's proposal will have no effect on the provision of safety-related or emergency-related services to the public. The services being transferred include only non-safety related, competitive appliance services.

         Financing Activities - SJG redeemed, at par, its 7.7% Medium Term Note
(MTN) due 2015 on July 15, 2004. Subsequently, on August 4, 2004, SJG issued $40.0 million of debt under its MTN program established in 2002. The debt was issued at an average interest rate of 5.66% and an average maturity of 17 years. This represents the final amount authorized to be issued under the 2002 MTN program.

                                     SJI-23


            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (Unaudited)


         Overview

         South Jersey Industries, Inc. (SJI) is an energy services holding company that provides a variety of products and services through the following wholly owned subsidiaries:

         1) South Jersey Gas Company (SJG) is a regulated natural gas utility. SJG distributed natural gas in the seven southernmost counties of New Jersey to 306,953 customers at June 30, 2004 compared with 298,877 customers at June 30, 2003. SJG also:

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

         5) South Jersey Energy Service Plus, LLC (SJESP) installs residential and small commercial HVAC systems in Southern New Jersey. Service Plus began commercial operations in May 2003.

         SJI also has a joint venture investment with Conectiv Solutions, LLC in Millennium Account Services, LLC (Millennium). Millennium provides meter reading services to SJG and Conectiv Power Delivery in southern New Jersey.

         Forward-Looking Statements - This report contains certain forward-looking statements concerning projected financial and operating

                                     SJI-24

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

         Critical Accounting Policies

         Estimates and Assumptions - As described in the footnotes to our condensed consolidated financial statements, management must make estimates and assumptions that affect the amounts reported in the financial statements and related disclosures. Actual results could differ from those estimates. Five types of transactions presented in our condensed consolidated financial statements require a significant amount of judgment and estimation. These relate to regulatory assets, energy trading activities, environmental remediation costs, pension and other postretirement employee benefit costs and unbilled revenues.

         The New Jersey Board of Public Utilities (BPU) has reviewed and approved, through specific orders, all of the items shown as regulatory assets. In recording these costs as regulatory assets, management believes the costs are probable of recovery under existing rate-making concepts that are embodied in current rate orders received by SJG. However, ultimate recovery is subject to BPU approval.

         SJI recognizes assets or liabilities for those energy-related contracts that qualify as derivatives that are entered into by its non-regulated subsidiary, SJRG, when it executes contracts. We record contracts at their fair value in accordance with FASB Statement No. 133. We adjust the fair value of the contracts each reporting period for changes in the market. We derive the fair value for most of the energy-related contracts from markets where the contracts are actively traded and quoted. For other contracts, SJI uses published market surveys and in certain cases, independent parties to obtain quotes concerning the contracts' current value. Market quotes tend to be more plentiful for contracts maturing in two years or less. Very few of our contracts extend beyond two years.

         An outside consulting firm assists us in estimating future costs for environmental remediation activities. We estimate future costs based on projected investigation and work plans using existing technologies. Developing a

                                     SJI-25

single reliable estimation point is not feasible because of the amount of uncertainty involved in the nature of projected remediation efforts and the long period over which remediation efforts will continue. Therefore, we estimate the range of future costs at $56.1 million to $176.8 million. In preparing financial statements, SJI records liabilities for future costs using the lower end of the range. We update estimates each quarter to take into account past efforts, changes in work plans and remediation technologies.

         The costs of providing pension and other postretirement employee benefits are impacted by actual plan experience as well as assumptions of future experience. Employee demographics, plan contributions, investment performance, and actuarial assumptions concerning return on plan assets, discount rates and health care cost trends all have a significant impact on determining our projected benefit obligations. We evaluate actuarial assumptions annually with the assistance of our investment manager and actuary and we adjust them accordingly. These adjustments could result in significant changes to the net periodic benefit cost of providing such benefits and the related liability recognized by SJI.

         A majority of SJG and SJE customers have their meters read on a cycle basis throughout the month. As a result, recognized revenues include estimates as described below.

         Revenue Recognition - SJG and SJRG bill customers monthly for gas delivered and recognize those revenues during the month. SJE bills customers monthly for gas and electricity deliveries. For SJG and SJE retail customers that are not billed at the end of each month, we make an accrual to recognize estimated revenues for gas/electricity delivered from the date of the last meter reading to the end of the month. We bill SJG customers at rates approved by the BPU. SJE and SJRG customers are billed at rates negotiated between the parties.

         We defer and recognize revenues related to SJG's appliance service contracts over the full 12-month term of the contract as earned.

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

         Temperature Adjustment Clause - A Board of Public Utilities approved Temperature Adjustment Clause (TAC) increased(decreased) SJG's net income by $0.9 million and $(1.0) million for the three months and $0.2 million and $(2.4) million for the six months ended June 30, 2004 and 2003, respectively. The clause is designed to mitigate the effect of variations in heating season temperatures from historical norms. While we record the revenue and income impacts of TAC adjustments as incurred, cash inflows or outflows directly attributable to TAC adjustments generally do not begin until the next clause year. Each TAC year begins October 1.

                                     SJI-26

         Recent Regulatory Actions - In August 2002, SJG filed for a Societal Benefits Clause (SBC) rate increase. The SBC recovers costs related to BPU-mandated programs and environmental remediation costs that are recovered through SJG's Remediation Adjustment Clause (RAC); energy efficiency and renewable energy program costs that are recovered through SJG's New Jersey Clean Energy Programs; consumer education program costs; and the interim low income program costs. In August 2003, the BPU approved a $6.7 million increase to SJG's SBC, effective September 1, 2003. This approval increased the annual recovery level of $6.7 million to $13.4 million.

         Also in August 2002, SJG filed a petition with the BPU to transfer its appliance service business from the regulated utility into a newly created unregulated company. On July 23, 2004, the BPU approved SJG's petition to transfer its appliance service business from the regulated utility. In anticipation of this transfer, SJI had formed South Jersey Energy Service Plus, LLC (SJESP), to perform appliance repair services after BPU approval of the transfer. SJESP will purchase certain assets required to perform such repair services from SJG. In addition, SJESP will assume certain liabilities from SJG. The final price will be determined at the date of transfer which is currently expected to be on September 1, 2004. The agreement also calls for SJESP to pay an additional $1.5 million to SJG. This $1.5 million will be credited to customers through the RAC and will have no earnings impact on SJG. The approval of SJG's proposal will have no effect on the provision of safety-related or emergency-related services to the public. The services being transferred include only non-safety related, competitive appliance services. It is anticipated that SJESP will have the flexibility to be more responsive to competition and customer needs by expanding and modifying its service offerings in an unregulated environment.

         In September 2002, SJG filed with the BPU to maintain its current Basic Gas Supply Service (BGSS) rate through October 2003. However, due to price increases in the wholesale market, in February 2003, SJG filed an amendment to the September 2002 filing. In April 2003, the BPU approved a $16.6 million increase to SJG's annual gas cost revenues.

         In March 2003, the BPU approved a statewide Universal Service Fund
(USF) program on a permanent basis. In June 2003, the BPU established a statewide program through which funds for the USF and Lifeline Credit and Tenants Assistance (Lifeline) Programs would be collected from customers of all electric and gas utilities in the state. The BPU ordered that utility rates be set to recover a total statewide USF budget of $33.0 million, and a total Lifeline budget of $72.0 million. Recovery rates for both programs were implemented on August 1, 2003. In April 2004, SJG made its annual USF filing, along with the state's other electric and gas utilities, proposing a statewide USF budget of $105.5 million. The proposed statewide budget was updated to $113.0 million and filed with the BPU in May 2004. In June 2004, the BPU approved the budget of $113.0 million with new rates being implemented effective July 1, 2004.

         In July 2003, SJG made its annual BGSS filing, as amended, with the BPU. Due to further price increases in the wholesale market, SJG filed for a $24.0 million increase to its annual gas cost revenues. In August 2003, the BPU approved SJG's price increase on a provisional basis, subject to refund with interest, effective September 1, 2003.

                                     SJI-27

         In August 2003, the BPU approved SJG's previously filed petition for the recovery of a $5.7 million Temperature Adjustment Clause (TAC) deficiency, effective September 1, 2003. As of June 30, 2004, the deferred TAC deficiency had been reduced to $1.3 million.

         Also in August 2003, SJG filed a base rate case with the BPU to increase its base rate to obtain a certain level of return on its investment of capital. SJG had not sought a base rate increase from the BPU since the implementation of its base rate case approval in January 1997. On July 7, 2004, the BPU approved an increase to SJG's base rates totaling $20.0 million, which was predicated in part upon a 7.97% rate of return on rate base that included a 10.0% return on common equity. SJG expects the settlement of the case to provide an incremental $8.5 million on an annualized basis to net income. SJG was also permitted recovery of regulatory assets contained in its petition.

         Included in the base rate increase was a change to the sharing of pre-tax margins on interruptible and off-system sales and transportation. SJG will now recover through its base rates $7.8 million that it previously had recovered through the sharing of pre-tax margins. As a result, the sharing of pre-tax margins will begin from dollar one, with SJG retaining 20% as it has historically. Moreover, SJG will now share pre-tax margins from on-system capacity release sales, in addition to the interruptible and off-system sales and transportation. Effective July 1, 2006, the 20% retained by SJG will decrease to 15% of such margins.

         As part of the tariff changes, SJG further expanded service choices available to commercial and industrial customers. SJG added two electric generation services for small and large users, and restructured its existing Firm Electric Service so it is applicable to electric generation. The addition of these services allowed SJG to eliminate its existing cogeneration services since these services will be provided under one of the three electric generation services, based on customer needs. SJG also split its existing commercial service into two classes to separate large and small users, resulting in two distinct price structures.

         As part of the overall settlement, SJG provided customers with an offsetting $38.9 million rate reduction. These reductions are being provided to customers through SJG's various clauses and will not negatively impact SJG's net income.

         In February 2004, SJG filed notice with the BPU to reduce its gas cost revenues by approximately $5.0 million, via a rate reduction, in addition to providing for a$21.8 million bill credit to customers. Both the rate reduction and bill credit were approved and implemented in March 2004. In June 2004, SJG made its annual BGSS filing with the BPU requesting a $4.9 million increase in gas cost recoveries.

         Pending Audits - The BPU has issued an order under which it will perform a competitive services audit and a management audit that includes a focused review of SJG's gas supply and purchasing practices. The audits, which will commence later in 2004, are mandated by statute to be conducted at predetermined intervals.

         Filings and petitions described above are still pending unless otherwise indicated. Additional discussion concerning Regulatory Actions can be found in Notes 6 and 10 to the condensed consolidated financial statements.

                                     SJI-28

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

         We believe that all costs incurred net of insurance recoveries relating to SJG's MGP sites will be recovered through rates under SJG's Remediation Adjustment Clause (RAC). The RAC currently permits SJG to recover incurred costs in equal installments over 7-year periods with carrying costs. As of June 30, 2004, SJG has $5.4 million of remediation costs not yet recovered through rates.

         Other matters are incorporated by reference to Note 9 to the condensed consolidated financial statements included as part of this report.

         Competition - SJG's franchises are non-exclusive. Currently, no other utility provides retail gas distribution services within SJG's territory. SJG does not expect any other utilities to do so in the foreseeable future because of the extensive investment required for utility plant and related costs. SJG competes with oil, propane and electricity suppliers for residential, commercial and industrial users. The market for natural gas sales is subject to competition due to deregulation. We enhanced SJG's competitive position while maintaining margins by using an unbundled tariff. This tariff allows full cost-of-service recovery, except for the variable cost of the gas commodity, when transporting gas for our customers. Under this tariff, SJG profits from transporting, rather than selling, the commodity. SJG's residential, commercial and industrial customers can choose their supplier while we recover the cost of service through transportation service (see Customer Choice Legislation).

         Customer Choice Legislation - All residential natural gas customers in New Jersey can choose their gas supplier under the terms of the Electric Discount and Energy Competition Act of 1999. As of June 30, 2004, 106,179 SJG residential customers chose a natural gas commodity supplier other than the utility. This number increased from 95,410 at June 30, 2003 as marketers were able to offer natural gas at prices competitive with those available under regulated utility tariffs. Customers purchasing natural gas from providers other than SJG are charged for gas costs by the marketer, not SJG. The resulting decrease in SJG's revenues is offset by a corresponding decrease in SJG's gas costs. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income or financial condition. The BPU continues to allow for full recovery of prudently incurred natural gas costs through the Basic Gas Supply Service clause as well as other costs of service including deferred costs, through tariffs. SJI has benefited from customer choice legislation as SJE has successfully competed for and profited from its gas commodity customers.

                                     SJI-29

         Results of Operations

         Operating Revenues - Utility - Revenues decreased $1.9 million during the second quarter compared with the same period in 2003. The decrease was primarily due to two factors. First, weather was 37.8% warmer during the quarter than last year, which resulted in a reduction in utility sales volume. Second, there was a 11.3% increase in the number of residential customers purchasing their gas from a source other than SJG. The decline in customers who purchased their natural gas from SJG directly impacted utility revenues. However, since gas costs are passed on directly to customers without any profit margin added by SJG, the increased customer usage of gas marketers did not impact SJG's profitability. Providing an offset to the factors noted above were a significant increase in Off-System Sales (OSS) during the quarter, the addition of 8,076 customers and several rate increases over the past 12 months (See Recent Regulatory Actions).

        Revenues decreased $19.0 million for the six months ended June 30, 2004 compared with the same period last year. The year-to-date decrease was primarily due to three factors. First, weather was 9.8% warmer than last year resulting in lower utility sales. Second, OSS revenues decreased as a direct result of lower sales volume and lower prices for natural gas in this market in 2004 compared with the same period in 2003. Finally, there was an increase in the number of residential customers purchasing their gas from a source other than SJG. Partially offsetting these negative factors were the impact of 8,076 additional customers and several rate increases over the past 12 months as discussed earlier.

         As a result of SJG's Temperature Adjustment Clause (TAC), revenues from utility ratepayers are closely tied to 20-year normal temperatures calculated under the clause and not actual temperatures. While the clause significantly reduces fluctuations in revenues related to temperature, as a general rule, revenues continue to be positively impacted by colder weather and negatively impacted by warmer weather. Weather during the second quarter of 2004 was 37.8% warmer than in 2003 and 19.9% warmer than the 20-year TAC average. Weather during the first six months of 2004 was 9.8% warmer than in 2003 and 0.7% warmer than the 20-year TAC average.

         The following is a comparison of operating revenue and throughput for the three and six months ended June 30, 2004 vs. the same periods ended June 30, 2003:

                                                                Three Months Ended         Six Months Ended
                                                                     June 30,                  June 30,
                                                                2004          2003         2004        2003
                                                               ------        ---------------------------------

Operating Revenues (Thousands):
Firm
     Residential                                            $    17,967  $    25,699  $    99,108  $   115,007
     Commercial                                                   5,014        7,287       28,980       34,717
     Industrial                                                     715          973        3,032        3,340
     Cogeneration & Electric Generation                           2,004        1,969        2,423        3,291
     Firm Transportation                                         13,540       13,142       46,409       41,202
                                                            --------------------------------------------------

         Total Firm Operating Revenues                           39,240       49,070      179,952      197,557
                                                            --------------------------------------------------
                                     SJI-30


Interruptible                                                       469          558          757        1,049
Interruptible Transportation                                        269          300          564          495
Off-System                                                       31,024       22,985       86,376      111,715
Capacity Release & Storage                                        1,937        1,510        4,664        2,813
Other                                                             1,052        1,124        1,801        1,854
Intercompany Sales                                               (3,952)      (7,383)      (8,797)     (31,179)
                                                            ---------------------------------------------------

         Total Operating Revenues                           $    70,039  $    68,164  $   265,317  $   284,304
                                                            ==================================================

Throughput (MMcf):
Firm
     Residential                                                  1,801        2,449        9,289       10,504
     Commercial                                                     587          793        3,018        3,522
     Industrial                                                      24           43          116          148
     Cogeneration & Electric Generation                             218          240          243          348
     Firm Transportation                                          6,562        6,427       18,774       17,490
                                                            --------------------------------------------------

         Total Firm Throughput                                    9,192        9,952       31,440       32,012
                                                            --------------------------------------------------

Interruptible                                                        54           96           88          132
Interruptible Transportation                                        589          547        1,165          958
Off-System                                                        4,789        3,744       12,622       15,474
Capacity Release & Storage                                       13,533       10,402       25,195       16,395
                                                            --------------------------------------------------

         Total Throughput                                        28,157       24,741       70,510       64,971
                                                            ==================================================



         Operating Revenues - Nonutility - Nonutility operating revenues increased by $26.5 million and $73.0 million in the second quarter and first six months of 2004, respectively, compared with the same periods of 2003. Most of the increases were due to higher gas prices, colder temperatures in the first quarter of 2004 and continued customer growth experienced by SJE, evidenced by the addition of over 2,800 residential and 1,100 commercial natural gas customers over the last twelve months. SJE's revenues from the sale of retail electricity increased by $15.4 million and $30.2 million for the second quarter and first six months of 2004, respectively, compared with the same periods of 2003. SJE was the successful bidder on a contract to supply retail electricity to over 400 school districts located throughout the state of New Jersey beginning in November 2003. Marina's revenues increased by $4.0 million for the second quarter and $9.1 million for the first six months of 2004, respectively, compared with the same periods of 2003. This increase resulted from sales of thermal energy to Borgata Hotel Casino & Spa, which opened in July 2003, and other on-site energy production projects.

         Cost of Gas Sold - Utility - Cost of gas sold - utility increased $2.9 million in the second quarter primarily as a result of increased Off-System Sales volume resulting in an additional $8.0 million in gas costs for the period. In addition, customer additions and increased gas cost recoveries approved by the BPU contributed substantially to offsetting the impact of the warmer weather and customer migration to transportation services. Weather was

                                     SJI-31

37.8% warmer in the second quarter of 2004 than the same period last year. SJG also continued to experience the migration of customers from sales to transportation service as described under Operating Revenues. As a result of these two factors, firm sales volume decreased by 25.4% for the quarter.

         Cost of gas sold - utility decreased $23.2 million for the six months ended June 30, 2004 compared with 2003 due principally to a significant decrease in sales volumes and lower gas costs for Off-System Sales. Unlike gas costs associated with Off-System Sales, changes in the unit cost of gas sold to utility ratepayers do not directly affect cost of gas sold. We defer fluctuations in gas costs to ratepayers not reflected in current rates to future periods under a BPU-approved Basic Gas Supply Service (BGSS) price structure, formerly known as the Levelized Gas Adjustment Clause. SJG also experienced a decrease in gas costs as a result of the continued migration of customers from sales to transportation services as previously discussed. As a result of this migration and the impact of warmer weather, firm sales volume decreased by 12.8% for the six months ended June 30, 2004 compared to the same period last year.

         Gas supply sources include contract and open-market purchases. SJG secures and maintains its own gas supplies to serve its sales customers. We do not anticipate any difficulty renewing or replacing expiring contracts under substantially similar terms and conditions.


         Cost of Sales - Nonutility - Cost of sales - nonutility increased $21.3 million and $66.0 million in the second quarter and for the first six months of 2004 compared with the respective prior year periods due mainly to SJE's gas and electric customer growth and Marina's operations as described in the Operating Revenues - Nonutility section.

         Operations Expense - A summary of net changes in operations expenses (in thousands):

                                            Three Months Ended  Six Months Ended
                                                 June 30,            June 30,
                                              2004 vs. 2003       2004 vs. 2003
                                            ------------------------------------
Utility:
         Other Production Expense              $        (7)        $        (5)
         Transmission                                    -                  35
         Distribution                                 (131)               (228)
         Customer Accounts and Services              1,130               3,962
         Sales                                         (73)                (51)
         Administration and General                    101                (745)
                                               --------------------------------
              Total Utility                          1,020               2,968
                                               --------------------------------
Nonutility:
         Wholesale Gas                                  50                 174
         Retail Gas and Other                          403                 284
         On-Site Energy Production                     813               1,539
                                               --------------------------------
Total Nonutility                                     1,266               1,977
                                               --------------------------------
Corporate                                               83                 (13)
                                               --------------------------------
              Total Operations                 $     2,369         $     4,952
                                               ================================

                                     SJI-32

         Customer Accounts and Services expense increased significantly in 2004 as a result of the BPU-approved increase in SJG's Societal Benefits Clause (SBC) in August 2003 (See Recent Regulatory Actions). With this approval, recoveries and a corresponding charge to expense for previously deferred costs under SJG's New Jersey Clean Energy Programs increased by $1.4 million in the second quarter and $4.4 million for the six months ended June 30, 2004 when compared with the respective periods in 2003. The BPU-approved SBC clause allows for full recovery of these deferred costs including carrying costs and, as a result, the increase in expense has no impact on SJG's net income. This increase was partially offset by lower bad debt expense during 2004 as a result of a March 2004 BGSS refund improving SJG's accounts receivable aging (See Recent Regulatory Actions).

         Administrative and General expenses decreased in the six months ended June 30, 2004 compared with the same period of 2003 primarily because of lower pension expense, lower insurance expense and cost control measures implemented throughout the company. Pension expense decreased $414,000 from 2003 to 2004 as a result of SJG making a $9.1 million pension plan contribution in December 2003 as well as an improvement in investment returns throughout 2003 (See Note 7 to the condensed consolidated financial statements). Insurance expense was reduced by $340,000 in the first quarter of 2004 by lowering SJG's reserve for outstanding claims following a period of favorable settlements that were not appealed as anticipated. Significant increases in healthcare costs during the second quarter resulted in higher A&G for the three months ended June 30, 2004.

         Nonutility Retail Gas and Other Operations expense increased for the second quarter and six months ended June 30, 2004 compared with the respective prior year periods primarily due to the growth of our HVAC installation business which was partially offset by lower retail gas customer acquisition costs. On-Site Energy Production Operations expense increased in the second quarter and for the six months ended June 30, 2004 due to the start of commercial operations for Marina's thermal energy plant in July 2003 and the Mannington cogeneration project which began in January 2004.

         Other Operating Expenses - A summary of principal changes in other consolidated operating expenses (in thousands):

                                   Three Months Ended           Six Months Ended
                                        June 30,                    June 30,
                                     2004 vs. 2003                2004 vs. 2003
                                     -------------                -------------

Maintenance                            $     (43)                   $    (156)
Depreciation                                 825                        1,590
Energy and Other Taxes                      (119)                        (361)

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

                                     SJI-33

         Other Income and Expense - Other income and expense was higher in the first six months of 2004 compared with the first six months of 2003 due to a pre-tax gain of $686,000 on SJG's postretirement healthcare plan trust. The movement of plan assets to a new investment manager triggered the recognition of gains on investments.

         Interest Charges - Interest charges increased in the second quarter and the first six months of 2004 compared with the respective periods of the prior year due primarily to interest incurred by Marina that was previously permitted to be capitalized during the construction phase of their thermal energy plant. The increase was partially offset by reductions in short-term rates on line of credit borrowings, the refunding of higher priced, fixed rate, long-term debt with lower cost debt, and a lower total debt level. These refundings occurred primarily during the second half of 2003 and were financed with long-term debt issuances under SJG's Medium Term Note program at significantly lower interest rates compared with the previous long-term interest rates. We have incurred debt primarily to expand and upgrade SJG's gas transmission and distribution system, to construct the Marina Energy thermal plant, and to support seasonal working capital needs related to gas inventories and customer receivables.

         Cumulative Effect of a Change in Accounting Principle - Net - On October 25, 2002, the Emerging Issues Task Force rescinded its consensus in Issue No. 98-10 effective for transactions entered into after that date, with a cumulative effect adjustment for previously existing transactions to be recognized in the quarter beginning January 1, 2003. As a result of the rescission, SJI only marks-to-market those energy-related contracts that meet the definition of a derivative in Statement No. 133. Energy-related contracts that do not meet the definition of a derivative are accounted for using the accrual basis of accounting. The effect of this change in accounting resulted in a net charge of $426,338 shown as a Cumulative Effect of a Change in Accounting Principle - Net. Furthermore, management has designated any contract entered into after December 31, 2002 to hedge physical gas in storage as a cash flow hedge and accounts for them accordingly. At inception, and as of June 30, 2004, we calculated these hedges to be highly effective; therefore, we record the offset, net of taxes, in Accumulated Other Comprehensive Income (Loss).

         Net Income Applicable to Common Stock - Net income increased $2.0 million to $3.8 million for the quarter ended June 30, 2004 as compared with $1.8 million for the quarter ended June 30, 2003. Net income increased $4.0 million, or 16.6%, to $28.1 million for the six months ended June 30, 2004 as compared with $24.1 million for the six months ended June 30, 2003. Reasons for the increase in net income in 2004 are discussed in detail above.

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

                                     SJI-34

to year primarily due to the impact of weather on customer demand and related gas purchases, inventory utilization and gas cost recoveries. We utilize short-term borrowings under credit facilities provided by commercial banks to supplement cash from operations where necessary.

         Bank credit available to SJI totaled $236.0 million at June 30, 2004, of which $51.1 million was used. Those bank facilities consist of a $100.0 million revolving credit facility that expires in August 2006 and $76.0 million of uncommitted bank lines available to SJG as well as a $40.0 million revolving credit facility and $20.0 million of uncommitted bank lines available to SJI. Effective August 2004, the expiration of SJI's revolving credit facility was extended through August 2007 and the amount of the revolving credit was increased to $60.0 million. Based upon the existing credit facilities and a regular dialogue with our banks, we believe that there will continue to be sufficient credit available to meet our business' future liquidity needs.

         SJI supplements its operating cash flow and credit lines with both debt and equity capital. Over the years, SJG has used long-term debt, primarily in the form of First Mortgage Bonds and Medium Term Notes (MTN), secured by the same pool of assets as the First Mortgage Bonds, to finance its long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment. SJG's registration of a $150.0 million MTN program with the Securities and Exchange Commission became effective in December 2002. In July 2003, SJG issued $85.5 million of long-term debt under the program. In September 2003, SJG issued an additional $24.5 million of MTNs. SJG issued the remaining $40.0 million of notes under the MTN program in August 2004 at an average interest rate of 5.66% and an average maturity of 17 years. We used proceeds of all of the issues to refinance short-term debt outstanding to commercial banks and for the redemption of certain high-rate First Mortgage Bonds. Maturities of long-term debt in 2004 have totaled $6.8 million. In addition, SJG called $15 million of its 7.7% Medium Term Notes for redemption in July 2004. No additional maturities are scheduled or redemptions are anticipated for the remainder of 2004. Maturities of long-term debt over the next five calendar years are $5.3 million per year in 2005 through 2007, $1.5 million in 2008 and $0 in 2009.

         Between September 2001 and January 2003, Marina issued $20 million of tax-exempt and $25 million of taxable variable rate demand bonds (VRDB's) through the New Jersey Economic Development Authority. The tax-exempt and taxable bonds mature in 2031 and 2021, respectively. Investors in the bonds receive liquidity and credit support via a letter of credit provided by a syndicate of four commercial banks. The underlying letter of credit that provides liquidity support for the weekly remarketing of the VRDB's extends to September 2007. We used the proceeds of these bond issuances to fund project development and construction costs for the thermal energy plant constructed by Marina to serve Borgata Hotel Casino & Spa which opened in July 2003.

         SJI has raised equity capital over the past three years through its Dividend Reinvestment Plan (DRP). Participants in SJI's DRP receive newly issued shares. We offer a 2% discount on DRP investments because it is the most cost-effective way for us to raise equity capital in the quantities we are seeking. Through the DRP, SJI raised $19.3 million of equity capital by issuing 479,212 shares for the six months ended June 30, 2004 and $5.7 million of equity capital by issuing 173,240 shares for the six months ended June 30, 2003. We anticipate raising approximately $25 million of equity capital through the DRP in 2004.

                                     SJI-35

         SJI's capital structure was as follows:
                                                As of                  As of
                                              June 30,              December 31,
                                       2004             2003            2003
                                      ------           ------           -----

Common and Preferred Stock Equity        49%              39%             41%
Long-Term Debt                           44%              41%             43%
Short-Term Debt                           7%              20%             16%
                                         ---             ----            ----

         Total                          100%             100%            100%
                                        ====             ====            ====

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

         Capital Expenditures, Commitments and Contingencies

         Capital Expenditures - SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental remediation costs. Net construction and remediation expenditures for the first six months of 2004 amounted to $35.4 million. We estimate the net costs for 2004, 2005 and 2006 at approximately $69.1 million, $57.2 million and $52.1 million, respectively.

         Commitments and Contingencies - SJI made certain commitments to Borgata Hotel Casino & Spa relating to the development of Marina's thermal energy project. In the event that certain construction milestones were not met, SJI was obligated to make specific payments to Borgata, per the construction contract. As construction was completed and commercial operations began in July 2003, SJI's obligation under the contract was reduced to $5.0 million and remained at that level as of June 30, 2004. This financial obligation is equally supported by a standby letter of credit and an SJI parental guarantee, both reducing to zero pending final independent engineer certification.

         SJI is obligated on the letters of credit supporting the variable rate demand bonds issued through the New Jersey Economic Development Authority by Marina. A syndicate of four commercial banks has issued $46.0 million of letters of credit to provide liquidity for these bonds. The letter of credit agreement contains certain financial covenants measured on a quarterly basis. SJI was in compliance with these covenants as of June 30, 2004.

         SJG has certain commitments for both pipeline capacity and gas supply for which it pays fees regardless of usage. Those commitments as of June 30, 2004 averaged $44.8 million annually and totaled $233.2 million over the contracts' lives with expirations ranging from one to 13 years. We expect to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the Basic Gas Supply Service clause.

                                     SJI-36

         SJG's long-term, senior secured debt is rated "A" and "Baa1" by Standard & Poor's and Moody's Investor Services, respectively. These ratings have not changed in the past five years.

         The following table summarizes our contractual cash obligations and their applicable payment due dates (in thousands):

                                                                    Up to          1 - 3        3 - 5      More than
Contractual Obligations                                 Total       1 Year         Years        Years       5 Years
                                                        -----       ------         -----        -----       -------

Long-Term Debt                                     $   307,281  $     5,273  $    10,543  $     1,500   $   289,965
Operating Leases                                           896          411          391           71            23
Construction Obligations                                 8,454        8,454            -            -             -
Commodity Supply Purchase Obligations:
     Utility                                           233,178       43,746       80,906       68,413        40,113
     Nonutility                                        172,458      158,552       13,906            -             -
Other Purchase Obligations                               3,762        3,059          703            -             -
                                                   -----------  -----------  -----------  -----------   -----------

Total Contractual Cash Obligations                 $   726,029  $   219,495  $   106,449  $    69,984   $   330,101
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

         As of June 30, 2004, SJI had issued $151.6 million of parental guarantees on behalf of its subsidiaries. Of this total, $90.0 million expire within one year, $25.5 million expire within thirteen to twenty-four months and $36.1 million have no expiration date. The vast majority of these guarantees were issued as guarantees of payment to third parties with whom our subsidiaries have commodity supply contracts. As of June 30, 2004, these guarantees support $28.2 million of the Accounts Payable recorded on our condensed consolidated balance sheet. As part of our risk management policy, we also require parental guarantees from trading counterparties, as applicable. These arrangements are typical in our industry. SJI has also issued two parental guarantees totaling $6.8 million related to Marina's construction activity.

         On January 5, 2004, Marina paid $2.7 million to purchase a cogeneration facility in Salem County, NJ and will lease back the facility to a large manufacturer located on the same site over an 8-year lease. Marina also entered into an 8-year operating contract to operate and manage the facility.

         In April 2004, Marina and DCO Energy, LLC formed AC Landfill Energy, LLC (ACLE) to develop and install a 1,400-kilowatt methane-to-electric power generation system at a county-owned landfill in Egg Harbor Township, NJ. Marina owns a 51% interest in ACLE and will consolidate ACLE's balance sheet and results of operations accordingly. The project is estimated to generate

                                     SJI-37

12,000,000 kilowatt-hours per year, enough energy to power 1,000 homes for a year. In addition to providing another revenue stream for Marina, this project will also contribute to improving air quality. When methane gas is recovered as an energy source, it helps to reduce air pollution. Commercial operation of the plant is targeted for December 2004.

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

         SJG and SJE complete commodity transactions on a physical basis only and do not enter into financial derivative positions directly. SJRG manages risk for these entities as well as for its own portfolio by entering into the types of transactions noted above. It is management's policy, to the extent practical, within predetermined risk management policy guidelines, to have limited unmatched positions on a deal or portfolio basis while conducting these activities. As a result of holding open positions to a minimal level, the financial impact to SJRG of changes in value of a particular transaction is substantially offset by an opposite change in the related hedge transaction. As of June 30, 2004, SJRG had $23.0 million of accounts receivable under sales contracts. Of that total, 65% were with companies rated investment-grade, or were guaranteed by an investment-grade-rated parent or were with companies where we have a collateral arrangement. The remainder of the accounts receivable were within approved credit limits.

         SJRG and SJE entered into certain contracts to purchase, sell, and transport natural gas. We recorded net unrealized pre-tax losses on these energy related derivative contracts of $(2.4) million and $(.7) million for the quarters ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004, we recorded net unrealized pre-tax (loss)gain of $(.5) million

                                     SJI-38

and $.8 million, respectively. These amounts are included as a component of Operating Revenues - Nonutility. SJRG's and SJE's contracts are typically less than 12 months long. The fair value of these contracts determined under the mark-to-market method as of June 30, 2004 is as follows (in thousands):

Assets
                                             Maturity    Maturity
         Source of Fair Value                < 1 Year    1-3 Years      Total
                                            ----------   ---------   ----------
Prices Actively Quoted       NYMEX          $   18,441   $   2,079   $   20,520
Other External Sources       Basis               5,939       1,249        7,188
                                            ----------   ---------   ----------
Total                                       $   24,380   $   3,328   $   27,708
                                            ==========   =========   ==========

Liabilities
                                             Maturity    Maturity
         Source of Fair Value                < 1 Year    1-3 Years      Total
                                            ----------   ---------   -----------
Prices Actively Quoted       NYMEX          $    5,091   $   1,404   $    6,495
Other External Sources       Basis               3,562         637        4,199
                                            ----------   ---------   ----------
Total                                       $    8,653   $   2,041   $   10,694
                                            ==========   =========   ==========

         NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location.

         A reconciliation of SJI's estimated net fair value of energy-related derivatives follows (in thousands):

   Net Derivatives - Energy Related Assets, January 1, 2004       $       7,000
   Contracts Settled During Six Months Ended June 30, 2004, Net           1,632
   Other Changes in Fair Value from Continuing and
      New Contracts, Net                                                  8,382
                                                                  --------------

   Net Derivatives - Energy Related Assets, June 30, 2004         $      17,014
                                                                  =============

         Interest Rate Risk: Our exposure to interest rate risk relates primarily to short-term, variable rate borrowings. Our short-term, variable rate debt outstanding at June 30, 2004 was $40.4 million and averaged $50.2 million for the first six months of 2004. A hypothetical 100 basis point (b.p.), or 1%, increase in interest rates on our average variable rate debt outstanding would result in a $296,000 increase in our annual interest expense, net of tax. We chose the 100 basis point increase for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2003 - 28 b.p. decrease; 2002 -- 74 b.p. decrease; 2001 -- 383 b.p. decrease; 2000 -- 83 b.p. increase; and 1999 -- 81 b.p. increase. For June 2004, our average interest rate on variable rate debt was 1.64%.

         SJG primarily issues long-term debt at fixed rates and, consequently, interest expense on existing debt is not significantly impacted by changes in market interest rates. SJG prepaid, at par, $1.5 million of 8.6% debenture notes

                                     SJI-39

in February 2004 and $15.0 million of 7.7% Medium Term Notes in July 2004. The only other long-term debt outstanding, exclusive of that issued by the utility, consists of the New Jersey Economic Development Authority bonds used to finance the construction of Marina's thermal energy plant. Those bonds were issued at floating rates that reset weekly. Subsequent to issuance, we entered into interest rate swap contracts that as of June 30, 2004 effectively fixed the rate on $20.0 million of tax-exempt debt at 4.08% through 2011 and $17.0 million of taxable debt at 4.59% through 2007. The amount of the swap on the taxable debt reduces annually, commencing with a $2.0 million reduction in December 2003 and an additional $3.1 million reduction in December 2004.



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

         No change in SJI's internal control over financial reporting occurred during SJI's second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                          PART II -- OTHER INFORMATION


                            Item l. Legal Proceedings


         Information required by this Item is incorporated by reference to Part I, Item 1, Note 9, beginning on page 20.

                                     SJI-40

           Item 4. Submission of Matters to a Vote of Security Holders

(a) Our annual meeting of shareholders was held on April 29, 2004.
(b) Class III directors (with a term expiring 2007) were elected as follows:

                                                    For           Withheld
                                                 ----------       --------
                       Helen R. Bosley           11,909,687        192,284
                       Edward J. Graham          11,921,652        180,319
                       William J. Hughes         11,884,562        217,409
                       Herman D. James           11,874,323        227,648

             One Class II director (with a term expiring in 2006) was elected as follows:

                       Thomas A. Bracken         10,436,760      1,665,211

             Class I directors (with a term expiring in 2005) continuing in office are:

             Charles Biscieglia, Keith S. Campbell, and W. Cary Edwards

             Class II directors (with a term expiring in 2006) continuing in office are:

             Shirli M. Billings, Sheila Hartnet-Devlin, and Frederick R. Raring

             The appointment of Deloitte & Touche LLP as our independent accountants for the year ending December 2004 was approved by a vote of 11,849,839 for the appointment and 187,187 against, with 64,945 abstentions.

                    Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit No.                                 Description


                  31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

                  31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

                                     SJI-41

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

         (b) Form 8-K

             Dated April 27, 2004      South Jersey Industries issued a press
                                       release providing an earnings report for the quarter ended March 31, 2003 under Items 9 and 12.

                                     SJI-42

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          SOUTH JERSEY INDUSTRIES, INC.
                                  (Registrant)



Dated:  August 9, 2004           By:  /s/  Edward J. Graham
                                      --------------------------------------
                                      Edward J. Graham
                                      President & Chief Executive Officer



Dated:  August 9, 2004           By:  /s/  David A. Kindlick
                                      --------------------------------------
                                      David A. Kindlick
                                      Vice President & Chief Financial Officer


                                     SJI-43
                                                                   Exhibit 31.1
                                  CERTIFICATION


I, Edward J. Graham, certify that:

1. I have reviewed this report on Form 10-Q for the period ended June 30, 2004, of South Jersey Industries, Inc.;

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


Date: August 9, 2004             /s/   Edward J. Graham
                                 -------------------------------------------
                                 Edward J. Graham
                                 President & Chief Executive Officer

                                     SJI-44

                                                                   Exhibit 31.2
                                  CERTIFICATION

I, David A. Kindlick, certify that:

1. I have reviewed this report on Form 10-Q for the period ended June 30, 2004, of South Jersey Industries, Inc.;

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


Date: August 9, 2004             /s/   David A. Kindlick
                                 --------------------------------------------
                                 David A. Kindlick
                                 Vice President & Chief Financial Officer

                                     SJI-45

                                                                   Exhibit 32.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

         In connection with the filing of the Quarterly Report on Form 10-Q of South Jersey Industries, Inc. (the "Company") for the period ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Edward J. Graham, Chief Executive Officer of the Company, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

         (1)      The Report fully complies with the requirements of
Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Edward J. Graham
-------------------------------
Name:  Edward J. Graham
Title:  Chief Executive Officer
August 9, 2004

                                     SJI-46
                                                                  Exhibit 32.2


                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

         In connection with the filing of the Quarterly Report on Form 10-Q of South Jersey Industries, Inc. (the "Company") for the period ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David A. Kindlick, Chief Financial Officer of the Company, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

         (1)      The Report fully complies with the requirements of
Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ David A. Kindlick
------------------------------
Name: David A. Kindlick
Title: Chief Financial Officer
August 9, 2004

                                     SJI-47