Form 10-Q
period 2004-09-30
SOUTH JERSEY INDUSTRIES INC
filed 2004-11-09
CIK 91928

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2004


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

As of November 2, 2004, there were 13,792,371 shares of the registrant's common stock outstanding.


===============================================================================
                                     SJI-1


                         PART I -- FINANCIAL INFORMATION



             Item 1. Financial Statements -- See Pages 3 through 22

                                     SJI-2


                 SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (In Thousands Except for Per Share Data)

                                                                         Three Months Ended
                                                                            September 30,
                                                                     ----------------------------
                                                                         2004           2003
                                                                     -------------   ------------

Operating Revenues:
  Utility                                                                $ 70,186       $ 53,267
  Nonutility                                                               58,015         36,868
                                                                     -------------   ------------

      Total Operating Revenues                                            128,201         90,135
                                                                     -------------   ------------

Operating Expenses:
  Cost of Gas Sold - Utility                                               47,808         34,910
  Cost of Sales - Nonutility                                               51,309         30,332
  Operations                                                               14,813         12,914
  Maintenance                                                               1,465          1,391
  Depreciation                                                              5,753          6,459
  Energy and Other Taxes                                                    1,772          1,414
                                                                     -------------   ------------

      Total Operating Expenses                                            122,920         87,420
                                                                     -------------   ------------

Operating Income                                                            5,281          2,715

Other Income and Expense:
  Equity in Affiliated Companies                                              269            170
  Other                                                                       183              6
                                                                     -------------   ------------

      Total Other Income and Expense                                          452            176
                                                                     -------------   ------------

Interest Charges                                                            5,143          5,836

Income (Loss) Before Income Taxes                                             590         (2,945)

Income Taxes                                                                  152         (1,327)
                                                                     -------------   ------------

Income (Loss) from Continuing Operations                                      438         (1,618)

Discontinued Operations - Net                                                (184)          (426)

                                                                     -------------   ------------

      Net Income (Loss) Applicable to Common Stock                          $ 254       $ (2,044)
                                                                     =============   ============

Basic Earnings Per Common Share:
  Continuing Operations                                                    $ 0.03        $ (0.13)
  Discontinued Operations - Net                                             (0.01)         (0.03)
                                                                     -------------   ------------

      Basic Earnings Per Common Share                                      $ 0.02        $ (0.16)
                                                                     =============   ============

Average Shares of Common Stock Outstanding - Basic                         13,795         12,604

Diluted Earnings Per Common Share:
  Continuing Operations                                                    $ 0.03        $ (0.13)
  Discontinued Operations - Net                                             (0.01)         (0.03)
                                                                     -------------   ------------


      Diluted Earnings Per Common Share                                    $ 0.02        $ (0.16)
                                                                     =============   ============

Average Shares of Common Stock Outstanding - Diluted                       13,914         12,604

Dividends Declared per Common Share                                       $ 0.405        $ 0.385
                                                                     =============   ============

The accompanying footnotes are an integral part of the financial statements.

                                     SJI-3

                 SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (In Thousands Except for Per Share Data)

                                                                          Nine Months Ended
                                                                            September 30,
                                                                     ----------------------------
                                                                         2004           2003
                                                                     -------------   ------------

Operating Revenues:
  Utility                                                               $ 335,504      $ 337,571
  Nonutility                                                              232,745        138,605
                                                                     -------------   ------------

      Total Operating Revenues                                            568,249        476,176
                                                                     -------------   ------------

Operating Expenses:
  Cost of Gas Sold - Utility                                              221,676        231,943
  Cost of Sales - Nonutility                                              208,240        121,231
  Operations                                                               44,431         37,581
  Maintenance                                                               4,249          4,331
  Depreciation                                                             19,111         18,225
  Energy and Other Taxes                                                    8,732          8,734
                                                                     -------------   ------------

      Total Operating Expenses                                            506,439        422,045
                                                                     -------------   ------------

Operating Income                                                           61,810         54,131

Other Income and Expense:
  Equity in Affiliated Companies                                              692            549
  Other                                                                     1,042            (45)
                                                                     -------------   ------------

      Total Other Income and Expense                                        1,734            504
                                                                     -------------   ------------

Interest Charges                                                           15,076         15,115

Income Before Income Taxes                                                 48,468         39,520

Income Taxes                                                               19,651         16,345
                                                                     -------------   ------------

Income from Continuing Operations                                          28,817         23,175

Discontinued Operations - Net                                                (466)          (728)
Cumulative Effect of a Change in Accounting Principle - Net                     -           (426)
                                                                     -------------   ------------

      Net Income Applicable to Common Stock                              $ 28,351       $ 22,021
                                                                     =============   ============

Basic Earnings Per Common Share:
  Continuing Operations                                                    $ 2.11         $ 1.87
  Discontinued Operations - Net                                             (0.03)         (0.06)
  Cumulative Effect of a Change in Accounting Principle - Net                   -          (0.04)
                                                                     -------------   ------------

      Basic Earnings Per Common Share                                      $ 2.08         $ 1.77
                                                                     =============   ============

Average Shares of Common Stock Outstanding - Basic                         13,639         12,412

Diluted Earnings Per Common Share:
  Continuing Operations                                                    $ 2.10         $ 1.85
  Discontinued Operations - Net                                             (0.04)         (0.06)
  Cumulative Effect of a Change in Accounting Principle - Net                   -          (0.03)
                                                                     -------------   ------------

      Diluted Earnings Per Common Share                                    $ 2.06         $ 1.76
                                                                     =============   ============

Average Shares of Common Stock Outstanding - Diluted                       13,741         12,508

Dividends Declared per Common Share                                       $ 1.215        $ 1.155
                                                                     =============   ============

The accompanying footnotes are an integral part of the financial statements.

                                     SJI-4


                 SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                 (In Thousands)

                                                            Three Months Ended
                                                               September 30,
                                                        ------------------------
                                                          2004          2003
                                                        ----------    ----------



Net Income (Loss) Applicable to Common Stock                $ 254      $ (2,044)
                                                        ----------    ----------

Other Comprehensive (Loss) Income, Net of Tax:*

  Change in Fair Value of Investments                         (53)           83
  Change in Fair Value of Derivatives - Other                (279)          396
  Change in Fair Value of Derivatives - Energy Related      1,152        (7,436)
                                                        ----------    ----------

     Other Comprehensive Income (Loss) - Net of Tax*          820        (6,957)
                                                        ----------    ----------

Comprehensive Income (Loss)                               $ 1,074      $ (9,001)
                                                        ==========    ==========





                                                             Nine Months Ended
                                                               September 30,
                                                        ------------------------
                                                            2004         2003
                                                        -----------   ----------



Net Income Applicable to Common Stock                      $ 28,351    $ 22,021
                                                        -----------   ----------

Other Comprehensive (Loss) Income, Net of Tax:*

  Change in Fair Value of Investments                          (354)        236
  Change in Fair Value of Derivatives - Other                   150         177
  Change in Fair Value of Derivatives - Energy Related        4,028      (7,622)
                                                         -----------   ---------

     Other Comprehensive Income (Loss) - Net of Tax*          3,824      (7,209)
                                                         -----------   ---------

Comprehensive Income                                       $ 32,175    $ 14,812
                                                         ===========  ==========



* Determined using a combined statutory tax rate of 40.85%.

The accompanying footnotes are an integral part of the financial statements.

                                     SJI-5

                 SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In Thousands)
                                                               Nine Months Ended
                                                                  September 30,
                                                              ------------------
                                                               2004      2003
                                                            ---------  ---------

Cash Flows from Operating Activities:
   Net Income Applicable to Common Stock                     $ 28,351  $ 22,021
   Adjustments to Reconcile Net Income to Cash Flows
    Provided by Operating Activities:
     Depreciation and Amortization                             20,740    20,639
     Unrealized Loss (Gain) on Derivatives - Energy Related     1,870    (1,902)
     Provision for Losses on Accounts Receivable                  123     1,226
     Revenues and Fuel Costs Deferred - Net                     8,048    17,373
     Deferred and Non-Current Income Taxes and Credits - Net   10,185     1,570
     Environmental Remediation Costs - Net                       (216)    3,366
     Gas Plant Cost of Removal                                   (679)     (514)
     Changes in:
      Accounts Receivable                                      69,976    50,843
      Inventories                                             (31,839)  (42,453)
      Other Prepayments and Current Assets                      1,529      (731)
      Prepaid and Accrued Taxes - Net                         (19,786)      952
      Accounts Payable and Other Accrued Liabilities           (8,955)   (2,033)
      Other - Net Assets                                       (5,999)   (5,206)
      Other - Net Liabilities                                  (4,778)    6,290
                                                              --------- --------

Net Cash Provided by Operating Activities                      68,570    71,441
                                                              --------- --------

Cash Flows from Investing Activities:
   Investment in Affiliate                                       (245)     (104)
   Affiliate Repayment of Loan                                    680       495
   Purchase of Available-for-Sale Securities                     (105)     (238)
   Proceeds from Sale of (Purchase of) Restricted Investments   4,022   (10,332)
   Capital Expenditures                                       (49,797)  (43,908)
                                                             --------- ---------

Net Cash Used in Investing Activities                         (45,445)  (54,087)
                                                             --------- ---------

Cash Flows from Financing Activities:
   Net Repayments of Lines of Credit                          (44,400) (115,100)
   Proceeds from Issuance of Long-Term Debt                    40,000   116,000
   Principal Repayments of Long-Term Debt                     (21,773)  (18,811)
   Dividends on Common Stock                                  (16,645)  (14,402)
   Proceeds from Sale of Common Stock                          23,373    17,361
   Payments for Issuance of Long-Term Debt                       (359)   (1,629)
                                                             --------- ---------

Net Cash Used in Financing Activities                         (19,804)  (16,581)
                                                             --------- ---------

Net Increase in Cash and Cash Equivalents                       3,321       773
Cash and Cash Equivalents at Beginning of Period                4,364     4,291
                                                             --------- ---------

Cash and Cash Equivalents at End of Period                    $ 7,685   $ 5,064
                                                             ========= =========


The accompanying footnotes are an integral part of the financial statements.

                                     SJI-6


                 SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                 (Unaudited)
                                                                 September 30,               December 31,
                                                        ---------------------------------   ---------------
                                                            2004              2003               2003
                                                        --------------   ----------------   ---------------

Assets

Property, Plant and Equipment:
  Utility Plant, at original cost                           $ 938,827           $879,842         $ 894,654
    Accumulated Depreciation                                 (221,158)          (206,212)         (209,831)
  Nonutility Property and Equipment, at cost                   67,854             64,381            65,768
    Accumulated Depreciation                                   (3,574)            (1,941)           (2,326)
                                                        --------------   ----------------   ---------------

        Property, Plant and Equipment - Net                   781,949            736,070           748,265
                                                        --------------   ----------------   ---------------

Investments:
  Available-for-Sale Securities                                 4,680              4,105             4,550
  Restricted                                                        -             12,412             4,022
  Investment in Affiliates                                      2,232              3,036             2,191
                                                        --------------   ----------------   ---------------

        Total Investments                                       6,912             19,553            10,763
                                                        --------------   ----------------   ---------------

Current Assets:
  Cash and Cash Equivalents                                     7,685              5,064             4,364
  Accounts Receivable                                          58,788             68,916            98,221
  Unbilled Revenues                                            11,547              6,794            42,892
  Provision for Uncollectibles                                 (2,886)            (3,351)           (3,565)
  Natural Gas in Storage, average cost                         98,691             84,605            69,596
  Materials and Supplies, average cost                          6,356              3,494             3,612
  Prepaid Taxes                                                14,594              8,831             2,661
  Prepaid Pension                                              17,224                  -            19,690
  Derivatives - Energy Related Assets                          25,186             17,052            23,472
  Derivatives - Other                                             713              2,352               565
  Other Prepayments and Current Assets                          5,205              6,029             4,268
                                                        --------------   ----------------   ---------------

        Total Current Assets                                  243,103            199,786           265,776
                                                        --------------   ----------------   ---------------

Regulatory and Other Non-Current Assets:

  Regulatory Assets                                            74,023             87,572            75,780
  Derivatives - Energy Related Assets                           4,881              3,043             4,212
  Derivatives - Other                                               -                 19                 -
  Unamortized Debt Discount and Expense                         8,965              7,891             9,037
  Contract Receivables                                         14,657             10,542            11,289
  Other                                                         5,490              3,716             1,081
                                                        --------------   ----------------   ---------------

        Total Regulatory and Other Non-Current Assets         108,016            112,783           101,399
                                                        --------------   ----------------   ---------------

              Total Assets                                $ 1,139,980        $ 1,068,192       $ 1,126,203
                                                        ==============   ================   ===============




The accompanying footnotes are an integral part of the financial statements.

                                     SJI-7

                 SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                                    (Unaudited)
                                                                                    September 30,               December 31,
                                                                          ----------------------------------   ---------------
                                                                               2004              2003               2003
                                                                          ---------------   ----------------   ---------------

Capitalization and Liabilities

Common Equity:
  Common Stock                                                                  $ 17,260           $ 15,885          $ 16,536
  Premium on Common Stock                                                        209,019            167,221           186,316
  Accumulated Other Comprehensive Income (Loss)                                    7,295            (13,110)            3,471
  Retained Earnings                                                              103,344             85,621            91,638
                                                                          ---------------   ----------------   ---------------

        Total Common Equity                                                      336,918            255,617           297,961
                                                                          ---------------   ----------------   ---------------

Preferred Stock of Subsidiary                                                      1,690              1,690             1,690
                                                                          ---------------   ----------------   ---------------

Long-Term Debt                                                                   327,008            328,560           308,781
                                                                          ---------------   ----------------   ---------------

        Total Capitalization                                                     665,616            585,867           608,432
                                                                          ---------------   ----------------   ---------------

Minority Interest                                                                    196                  -                 -
                                                                          ---------------   ----------------   ---------------

Current Liabilities:
  Notes Payable                                                                   68,400             96,400           112,800
  Current Maturities of Long-Term Debt                                             5,273              8,423             5,273
  Accounts Payable                                                                64,878             64,316            80,254
  Customer Deposits                                                                8,434              7,340             7,957
  Environmental Remediation Costs                                                 16,424              5,066             7,865
  Taxes Accrued                                                                    4,087              8,235            11,940
  Derivatives - Energy Related Liabilities                                         9,369             20,323            18,809
  Derivatives - Other                                                              2,476                436             1,505
  Deferred Income Taxes - Net                                                     10,964             12,095            11,537
  Deferred Contract Revenues                                                       4,820              4,391             4,183
  Interest Accrued and Other Current Liabilities                                  15,474             18,231            10,167
                                                                          ---------------   ----------------   ---------------

        Total Current Liabilities                                                210,599            245,256           272,290
                                                                          ---------------   ----------------   ---------------

Deferred Credits and Other Non-Current Liabilities:
  Deferred Income Taxes - Net                                                    135,341            106,498           121,922
  Investment Tax Credits                                                           3,215              3,558             3,471
  Pension and Other Postretirement Benefits                                       12,816             19,869            12,431
  Environmental Remediation Costs                                                 39,406             47,043            47,001
  Derivatives - Energy Related Liabilities                                         3,095              2,580             1,875
  Derivatives - Other                                                              1,563              2,234             1,853
  Regulatory Liabilities                                                          60,667             48,652            49,970
  Other                                                                            7,466              6,635             6,958
                                                                          ---------------   ----------------   ---------------

        Total Deferred Credits
          and Other Non-Current Liabilities                                      263,569            237,069           245,481
                                                                          ---------------   ----------------   ---------------

Commitments and Contingencies  (Note 9)

              Total Capitalization and Liabilities                           $ 1,139,980        $ 1,068,192       $ 1,126,203
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

         Equity Investments - We classify equity investments purchased as long-term investments as Available-for-Sale Securities on our condensed consolidated balance sheets and carry them at their estimated fair value with any unrealized gains or losses included in Accumulated Other Comprehensive Income (Loss). SJI, either directly or through its wholly owned subsidiaries, currently holds a 50% non-controlling interest in two affiliated companies and accounts for the investments under the equity method. We include the operations of these affiliated companies in the statements of condensed consolidated income under the caption, Equity in Affiliated Companies.

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

         Capitalized Interest - SJG capitalizes interest on construction at its BPU-approved rate of return on rate base. SJG's capitalized interest amounted to $0.2 million and $0.1 million for the three months, and totaled $0.6 million and $0.4 million for the nine months, ended September 30, 2004 and 2003, respectively. Marina Energy LLC (Marina) also capitalized interest in 2003 during the construction of its thermal energy facility based on the actual cost of borrowed funds. Marina's capitalized interest totaled $-0- and $1.8 million for the three and nine months ended September 30, 2003, respectively. SJG's amounts are included in Utility Plant and Marina's amounts are included in

                                     SJI-9

Nonutility Property and Equipment on the condensed consolidated balance sheets. All capitalized interest is reflected on the condensed consolidated statements of income as a reduction of Interest Charges.

         Energy Trading Activities and Derivative Instruments - South Jersey Resources Group, LLC (SJRG) manages its portfolio of purchases and sales, as well as natural gas in storage, using a variety of instruments that include forward contracts, swap agreements, option contracts and futures contracts. SJRG's contracts are accounted for at fair value under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Under this method of accounting, SJRG measures the fair value of the contracts and records these as Derivatives - Energy Related Assets or Derivatives - Energy Related Liabilities on our condensed consolidated balance sheets. For the three months ended September 30, 2004 and 2003, we recorded the net unrealized pre-tax
(loss) gain of $(1.4) million and $1.1 million, respectively. For the nine months ended September 30, 2004, we recorded a net unrealized pre-tax (loss) gain of $(1.9) million and $1.9 million, respectively. These unrealized losses and gains on energy-related contracts, determined under the mark-to-market method, are included in Operating Revenues - Nonutility, except to the extent that they are designated cash flow hedges and are recorded through Accumulated Other Comprehensive Income (Loss).

         On October 25, 2002, the Emerging Issues Task Force (EITF) rescinded its consensus in Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," effective for transactions entered into after that date, with a cumulative effect adjustment for previously existing transactions to be recognized in the quarter beginning January 1, 2003. As a result of the rescission, SJI only marks-to-market those energy-related contracts that meet the definition of a derivative in Statement No. 133, as amended. Energy-related contracts that do not meet the definition of a derivative are accounted for using the accrual basis of accounting. The effect of this change in accounting resulted in a net charge of $426,338 shown as a Cumulative Effect of a Change in Accounting Principle - Net in 2003. Contracts to hedge physical gas in storage are designated as cash flow hedges and we account for them accordingly. We include these balances on the condensed consolidated balance sheet under the caption Derivatives - Other. At inception, and as of September 30, 2004, we calculated these hedges to be highly effective; therefore, we record the related unrealized gain or loss, net of taxes, in Accumulated Other Comprehensive Income (Loss).

         We entered into interest rate swap agreements to hedge the exposure to increasing rates with respect to our variable rate debt. The differential to be paid or received as a result of these swap agreements is accrued as interest rates change and is recognized as an adjustment to interest expense. These interest rate swaps are accounted for as cash flow hedges. As of September 30, 2004 and 2003, the market value of these swaps was $(1.6) million and $(2.3) million, respectively, which represents the amount we would have to pay the counterparty to terminate these contracts as of those dates. These balances are included on the condensed consolidated balance sheets under the caption Derivatives - Other. As of September 30, 2004 and 2003, we calculated the swaps to be highly effective; therefore, we record the related unrealized gain or loss on the hedge, net of taxes, in Accumulated Other Comprehensive Income (Loss).

         In November 2001, we entered into two interest rate swap contracts. The first swap effectively provides us with a fixed interest rate of 4.08% on $20 million of Marina's tax-exempt Series A variable rate bonds for a 10-year

                                     SJI-10

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

         SJG recovers certain asset retirement costs through rates charged to customers. As of September 30, 2004 and 2003, SJG had accrued amounts in excess of actual removal costs incurred totaling $47.4 million and $44.4 million, respectively, which, in accordance with Statement No. 143, are recorded as Regulatory Liabilities on the condensed consolidated balance sheets. The adoption of this statement did not materially affect SJI's financial condition or results of operations.

         In December 2003, the FASB revised Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." This interpretation provides guidance on the identification and consolidation of variable interest entities (VIEs), whereby consolidation is achieved through means other than through control. SJI has completed its assessment of FIN 46R and has determined that it does not have any VIEs.

         In August 2003, the EITF reached a consensus on Issue No. 03-11, which provides guidance on whether to report realized gains or losses on physically settled derivative contracts not held for trading purposes on a gross basis, and realized gains or losses on derivative contracts that net settle on a net basis. The new guidance is applicable for financial statement periods after September 30, 2003. Management believes the portion of SJRG's operations that are not currently being presented on a gross basis meet the definition of "trading" in

                                     SJI-11

accordance with EITF No. 02-03, and are, therefore, reported "net." There was no impact to our financial statements as a result of adopting EITF No. 03-11 effective October 1, 2003.

         In December 2003, the FASB revised Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This revised statement requires certain interim period disclosures about pension and other postretirement benefit plans.

         Regulatory Assets & Regulatory Liabilities -Regulatory Assets consisted of the following items (in thousands):

                                                Years Remaining
                                                    As of                 September 30,           December 31,
                                              September 30, 2004       2004           2003            2003
                                              -------------------------------------------------------------

Environmental Remediation Costs:
     Expended - Net                                 Various       $     4,392     $     3,058    $     4,147
     Liability for Future Expenditures                 -               51,919          48,211         50,983
Income Taxes - Flowthrough
     Depreciation                                      7                6,886           7,864          7,619
Deferred Fuel Costs - Net                           Various                 -          14,221              -
Postretirement Benefit Costs                           8                3,119           3,496          3,402
Gross Receipts and Franchise Taxes                     2                1,035           1,478          1,367
Societal Benefit Costs                              Various             5,802           7,870          7,529
Other                                                  -                  870           1,374            733
                                                                  ------------------------------------------

     Total Regulatory Assets                                      $    74,023     $    87,572      $  75,780
                                                                  ==========================================

         Each item separately identified above is being recovered through utility rate charges without a return on investment over the period indicated. All assets reflected within the above caption "Other" are being recovered from ratepayers as approved by the BPU (See Note 6).

         Regulatory Liabilities consisted of the following items (in thousands):

                                            September 30,         December 31,
                                          2004         2003           2003
                                     ------------------------------------------

Deferred Revenues - Net              $     9,130     $         -    $        90
Excess Plant Removal Costs                47,419          44,446         45,241
Overcollected State Taxes                  3,832           3,920          4,353
Other                                        286             286            286
                                     ------------------------------------------

     Total Regulatory Liabilities    $    60,667     $    48,652    $    49,970
                                      ==========================================

         Deferred Revenues - Net reflects the overrecovery of gas costs from ratepayers under SJG's gas cost clauses (See Note 6). Excess Plant Removal Costs represent amounts accrued in excess of actual utility plant removal costs incurred to date (See New Accounting Pronouncements). All other amounts are

                                     SJI-12

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

         Summarized operating results of the discontinued operations for the three and nine months ended September 30 were (in thousands):
                                        Three Months Ended     Nine Months Ended
                                            September 30,        September 30,
                                          2004        2003      2004       2003
                                        ----------------------------------------
Loss before Income Taxes:
     Sand Mining                        $  (219)   $  (211)   $  (646)  $  (640)
     Construction                             -         (8)         -       (24)
     Fuel Oil                               (64)      (478)       (70)     (499)
Income Tax Credits                           99        271        250       435
                                        ----------------------------------------
Loss from Discontinued Operations - Net $  (184)   $  (426)   $  (466)  $  (728)
                                        ========================================
Earnings Per Common Share from
     Discontinued Operations - Net      $  (0.01)  $  (0.03)  $ (0.03)  $ (0.06)
                                        ========================================

         Losses from sand mining are mainly comprised of environmental remediation and product liability litigation associated with Morie's prior activities.

         Affiliations - In January 1999, SJI and Conectiv Solutions, LLC formed Millennium Account Services, LLC (MAS) to provide meter reading services in southern New Jersey. Each company holds a 50% interest in MAS.

         In 1999, SJE and Energy East Solutions, Inc. (EES) formed South Jersey Energy Solutions, LLC (SJES) to market retail electricity and energy management services. SJES began supplying retail electricity during 2000, and ceased active operations in May 2002. In January 2003, SJES became a wholly owned subsidiary of SJE when EES redeemed its 50% interest upon payment of $54,686, their capital deficit balance, to SJES.

                                     SJI-13

         In 2000, SJE and GZA GeoEnvironmental, Inc. formed AirLogics, LLC to market a jointly developed air monitoring system designed to assist companies involved in environmental cleanup activities. Each company holds a 50% interest in Air Logics, LLC.

         In April 2004, Marina and DCO Energy, LLC formed AC Landfill Energy, LLC (ACLE) to develop and install a 1,400-kilowatt methane-to-electric power generation system at a county-owned landfill in Egg Harbor Township, NJ. Marina owns a 51% interest in ACLE and consolidates ACLE's balance sheet and results of operation accordingly. The project is estimated to generate 12,000,000 kilowatt-hours per year, enough energy to power 1,000 homes for a year. In addition to providing another revenue stream for Marina, this project will also contribute to improving air quality. When methane gas is recovered as an energy source, it helps to reduce air pollution. Commercial operation of the plant is targeted for December 2004.

Note 3.           Common Stock:

         SJI has 20,000,000 shares of authorized Common Stock. The following shares were issued and outstanding:

                                                    2004                2003
                                                  ----------------------------
Beginning Balance, January 1                      13,229,001        12,206,474
New Issues During Year:
     Dividend Reinvestment Plan                      547,151           468,151
     Employees' Stock Ownership Plan                       -             1,511
     Stock Option, Stock Appreciation
         Rights and Restricted Stock
         Award Plan                                   32,056            32,005
                                                  ----------------------------
Ending Balance, September 30                      13,808,208        12,708,141
                                                  ============================

         We credited the par value ($1.25 per share) of stock issued in 2004 and 2003 to Common Stock. We credited the net excess over par value of approximately $22.7 million and $16.8 million, respectively, to Premium on Common Stock.

         Earnings Per Common Share - We present basic Earnings Per Share (EPS) based on the weighted-average number of common shares outstanding. EPS are presented in accordance with FASB Statement No. 128, "Earnings Per Share," which establishes standards for computing and presenting basic and diluted EPS. The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 102,219 and 96,555 shares for the nine months ended September 30, 2004 and 2003, respectively. Incremental shares for the three months ended September 30, 2004 were 119,386. Because they would have an antidilutive effect on EPS, incremental shares of 105,783 for the three months ended September 30, 2003 are not included in the denominator for a diluted EPS calculation. These shares relate to restricted stock and were calculated using the treasury stock method.

         Stock Option, Stock Appreciation Rights and Restricted Stock Award Plan
- Under this plan, no more than 306,000 shares in the aggregate may be issued to SJI's officers and other key employees. No options or stock appreciation rights may be granted under the Plan after November 22, 2006. At September 30, 2004 and

                                     SJI-14

2003, SJI had no options outstanding. No options were granted in 2004 or 2003. No stock appreciation rights were issued under the Plan. In the first nine months of 2004 and 2003, we granted 21,899 and 30,810 restricted shares, respectively. These restricted shares vest over a 3-year period and are subject to SJI achieving certain performance targets.

         Dividend Reinvestment Plan (DRP) and Employees' Stock Ownership Plan
(ESOP) Newly issued shares of common stock offered through the DRP are issued directly by SJI. All shares offered through the ESOP were also issued directly by SJI. As of September 30, 2004, SJI reserved 1,131,825 shares of authorized, but unissued, common stock for future issuance to the DRP. As of October 1, 2003, the ESOP was terminated.

Note 4.           Financial Instruments:

         Restricted Investments -
         SJRG maintains a margin account with a national investment firm to support its risk management activities. As of September 30, 2004, SJRG had a payable balance of $4.0 million in this account due to changes in the market value of outstanding contracts. This balance is reflected under the caption Accounts Payable on the condensed consolidated balance sheet.

Note 5.           Segments of Business:

         Information about SJI's operations in different industry segments for the three and nine months ended September 30 is presented below (in thousands):

                                                         Three Months Ended              Nine Months Ended
                                                           September 30,                   September 30,
                                                           2004          2003           2004            2003
                                                      -----------------------------------------------------------

Operating Revenues:
     Gas Utility Operations                          $      72,231   $      58,490  $     346,345  $     373,973
     Wholesale Gas Operations                                2,569           2,322         11,355          8,320
     Retail Gas and Other Operations                        33,167          27,282        158,377        120,516
     Retail Electric Operations                             18,054           2,863         52,227          4,286
     On-Site Energy Production                               4,883           5,447         15,997          7,447
                                                     ------------------------------------------------------------
         Subtotal                                          130,904          96,404        584,301        514,542
     Intersegment Sales                                     (2,703)         (6,269)       (16,052)       (38,366)
                                                     ------------------------------------------------------------
              Total Operating Revenues               $     128,201   $      90,135  $     568,249  $     476,176
                                                     ============================================================

Operating Income:
     Gas Utility Operations                          $       2,828   $      (1,047) $      47,979  $      43,169
     Wholesale Gas Operations                                  877           2,055          3,280          5,326
     Retail Gas and Other Operations                           475              12          5,663          3,966
     Retail Electric Operations                                 44              58          1,059            (15)
     On-Site Energy Production                               1,426           1,844          4,627          2,323
     General Corporate                                        (369)           (207)          (798)          (638)
                                                     ------------------------------------------------------------
              Total Operating Income                 $       5,281   $       2,715  $      61,810  $      54,131
                                                     ============================================================
                                     SJI-15


Depreciation and Amortization:
     Gas Utility Operations                          $       5,745   $       7,192  $      19,377  $      20,008
     Wholesale Gas Operations                                    4               3             11              9
     Retail Gas and Other Operations                            38              28            105             77
     Retail Electric Operations                                  -               -              -              -
     On-Site Energy Production                                 430             467          1,247            524
     Discontinued Operations                                     -               7              -             21
                                                     ------------------------------------------------------------
         Total Depreciation
              and Amortization                       $       6,217   $       7,697  $      20,740  $      20,639
                                                     ============================================================

Property Additions:
     Gas Utility Operations                          $      15,316   $      13,296  $      47,392  $      36,956
     Wholesale Gas Operations                                    -               2             15              2
     Retail Gas and Other Operations                            53              36            180            192
     Retail Electric Operations                                  -               -              -              -
     On-Site Energy Production                                   -           1,520          1,554          6,806
                                                      -----------------------------------------------------------
         Total Property Additions                    $      15,369   $      14,854  $      49,141  $      43,956
                                                     ============================================================


                                                            September 30,
                                                         2004           2003
                                                  -----------------------------
Identifiable Assets:
     Gas Utility Operations                       $    953,868  $     907,524
     Wholesale Gas Operations                           60,597         63,013
     Retail Gas and Other Operations                    40,244         29,677
     Retail Electric Operations                         12,198          1,992
     On-Site Energy Production                          82,789         71,437
     Discontinued Operations                               413          2,354
                                                  -----------------------------
        Subtotal                                     1,150,109      1,075,997
     Corporate Assets                                   36,937         41,437
     Intersegment Assets                               (47,066)       (49,242)
                                                 ------------------------------
        Total Identifiable Assets                $   1,139,980  $   1,068,192
                                                 ==============================

         Gas Utility Operations consist primarily of natural gas distribution to residential, commercial and industrial customers. Wholesale Gas Operations consist of SJRG's activities. Retail Gas and Other Operations include natural gas acquisition and transportation service companies and HVAC installation services. Given the recent growth of SJE's retail electric operations, which include SJE's electricity acquisition and transportation to retail, commercial and industrial customers, management now considers this a separate reporting segment. On-Site Energy Production consists of Marina's energy-related projects.

         SJI's interest expense relates primarily to SJG's and Marina's borrowing and financing activities.

Note 6.           Regulatory Actions:
         Base Rates - In January 1997, the BPU granted SJG rate relief, which was predicated in part upon a 9.62% rate of return on rate base that included an 11.25% return on common equity. This rate relief provided for the recovery of

                                     SJI-16

cost of service, including deferred costs, through base rates. Additionally, SJG's threshold for sharing pre-tax margins generated by interruptible and off-system sales and transportation increased. As a result of this case, SJG kept 100% of pre-tax margins up to the threshold level of $7.8 million. The next $750,000 was credited to customers through the Basic Gas Supply Service (BGSS) clause. Thereafter, SJG kept 20% of the pre-tax margins as it had historically.

         On July 7, 2004, the BPU granted SJG a base rate increase of $20.0 million, which was predicated in part upon a 7.97% rate of return on rate base that included a 10.0% return on common equity. The increase was effective July 8, 2004 and designed to provide an incremental $8.5 million on an annualized basis to net income. SJG was also permitted recovery of regulatory assets contained in its petition and a reduction in its composite depreciation rate from 2.9% to 2.4%.

         Included in the base rate increase was a change to the sharing of pre-tax margins on interruptible and off-system sales and transportation. SJG now recovers through its base rates $7.8 million that it had previously recovered through the sharing of pre-tax margins. As a result, the sharing of pre-tax margins now begins from dollar one, with SJG retaining 20% as it has historically. Moreover, SJG now shares pre-tax margins from on-system capacity release sales, in addition to the interruptible and off-system sales and transportation. Effective July 1, 2006, the 20% retained by SJG will decrease to 15% of such margins.

         As part of the overall settlement effective July 8, 2004, SJG provided customers with an offsetting $38.9 million rate reduction. These reductions were provided to customers through SJG's various clauses and did not negatively impact SJG's net income. Under those clauses, costs incurred by SJG were billed to customers on a dollar-for-dollar basis.

         Pending Audits - The BPU has issued an order under which it will perform a competitive services audit and a management audit that includes a focused review of SJG's gas supply and purchasing practices. The audits, which commenced in October 2004, are mandated by statute to be conducted at predetermined intervals. Management does not currently anticipate the outcome of these audits to have a material effect on SJI's financial position, results of operations or liquidity.

         Appliance Service Business - On July 23, 2004, the BPU approved SJG's petition and related agreements to transfer its appliance service business from the regulated utility. In anticipation of this transfer, SJI had formed South Jersey Energy Service Plus, LLC, (SJESP) to perform appliance repair services after BPU approval of the transfer. SJESP purchased certain assets and assumed certain liabilities required to perform such repair services from SJG for the net book value of $1.2 million on September 1, 2004. The agreements also called for SJESP to pay an additional $1.5 million to SJG. This $1.5 million was credited by SJG to customers through the Remediation Adjustment Clause (RAC) and had no earnings impact on either SJG or SJI. This newly created company will have the flexibility to be more responsive to competition and customer needs in an unregulated environment. Furthermore, the transfer will have no effect on the provision of safety-related or emergency-related services to the public since the transferred services include only non-safety related, competitive appliance services.

                                     SJI-17

         Other Regulatory Matters - In August 2002, SJG filed for a Societal Benefits Clause (SBC) rate increase. The SBC recovers costs related to BPU-mandated programs and environmental remediation costs that are recovered through SJG's Remediation Adjustment Clause (RAC); energy efficiency and renewable energy program costs that are recovered through SJG's New Jersey Clean Energy Programs; consumer education program costs; and the interim low income program costs. In August 2003, the BPU approved a $6.7 million increase to SJG's SBC, effective September 1, 2003. This approval increased the annual recovery level of $6.7 million to $13.4 million.

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

         In July 2003, SJG made its annual BGSS filing, as amended, with the BPU. Due to further price increases in the wholesale market, SJG filed for a $24.0 million increase to their annual gas cost revenues. In August 2003, the BPU approved SJG's price increase on a provisional basis, subject to refund with interest, effective September 1, 2003. In October 2004 the provisional rate increase was made final.

         In August 2003, the BPU approved SJG's previously filed petition for the recovery of a $5.7 million Temperature Adjustment Clause (TAC) deficiency, effective September 1, 2003. As of September 30, 2004, the deferred TAC deficiency has been reduced to $1.2 million.

         In February 2004, SJG filed notice with the BPU to reduce its gas cost revenues by approximately $5.0 million, via a rate reduction, in addition to providing for a $21.8 million bill credit to customers. Both the rate reduction and bill credit were approved and implemented in March 2004.

         In June 2004, SJG made its annual BGSS filing with the BPU requesting a $4.9 million increase in gas cost recoveries. In October 2004 the requested increase was approved on a provisional basis.

         Filings and petitions described above are still pending unless otherwise indicated.

                                     SJI-18

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

         Net periodic benefit cost for the three and nine months ended September 30, 2004 and 2003 related to the pension and other postretirement benefit plans consisted of the following components (in thousands):

                                                                            Pension Benefits
                                                            Three Months Ended              Nine Months Ended
                                                               September 30,                   September 30,
                                                            2004         2003                2004        2003
                                                         --------------------------------------------------------

         Service Cost                                     $    734     $     667          $   2,204     $  1,931
         Interest Cost                                       1,424         1,387              4,274        4,015
         Expected Return on Plan Assets                     (1,773)       (1,428)            (5,321)      (4,136)
         Amortization of
              Transition Obligation                              -            18                  -           54
         Amortization of Loss and Other                        443           462              1,331        1,338
                                                          ------------------------------------------------------
          Net Periodic Benefit Cost                       $    829     $   1,106          $   2,489     $  3,202
                                                          ======================================================

                                                                      Other Postretirement Benefits
                                                            Three Months Ended              Nine Months Ended
                                                               September 30,                   September 30,
                                                            2004         2003                2004        2003
                                                         --------------------------------------------------------
         Service Cost                                     $    378     $     525          $   1,132     $  1,163
         Interest Cost                                         630           863              1,888        1,909
         Expected Return on Plan Assets                       (352)         (367)            (1,052)        (809)
         Amortization of
              Transition Obligation                            193           193                579          579
         Amortization of Loss and Other                         44           205                132          297
                                                          ------------------------------------------------------
          Net Periodic Benefit Cost                       $    893     $   1,420          $   2,679     $  3,140
                                                          ======================================================

                                     SJI-19

         Contributions - SJI is evaluating the impact of making contributions to its pension plan and expects to contribute approximately $3.6 million in equal quarterly installments to its other postretirement benefit plans in 2004.

Note 8.           Retained Earnings:

         Restrictions exist under various loan agreements regarding the amount of cash dividends or other distributions that SJG may pay on its common stock. As of September 30, 2004, SJG's restrictions did not affect the amount that may be distributed from SJI's retained earnings.

Note 9.           Commitments and Contingencies:

         Construction and Environmental - SJI's estimated net cost of construction and environmental remediation programs for 2004 totals $81.0 million. Commitments were made regarding some of these programs.

         Gas Supply Contracts - SJG, in the normal course of conducting business, has entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. During the next 12 months, no contracts are expiring that would have a material negative impact, either alone or in combination, on SJG. The transportation and storage service agreements between SJG and our interstate pipeline suppliers were made under Federal Energy Regulatory Commission approved tariffs. SJG's cumulative obligation for demand charges and reservation fees paid to suppliers for these services is approximately $4.2 million per month, recovered on a current basis through the BGSS.

         Pending Litigation - SJI is subject to claims arising in the ordinary course of business and other legal proceedings. We accrue liabilities related to these claims when we can determine the amount or range of amounts of likely settlement costs for those claims. SJI has been named in, among other actions, certain product liability claims related to our former sand mining subsidiary, a breach of contract claim with a vendor, and a class action suit regarding the proximity of gas meters to driveways. Management does not currently anticipate the disposition of any known claims to have a material adverse effect on SJI's financial position, results of operations or liquidity.

         Parental Guarantees -As of September 30, 2004, SJI had issued $159.6 million of parental guarantees on behalf of its subsidiaries. Of this total, $110.5 million expire within one year, $10.0 million expire within thirteen to twenty-four months and $39.1 million have no expiration date. The vast majority of these guarantees were issued as a guarantee of payment to third parties with whom our subsidiaries have commodity supply contracts. As of September 30, 2004, these guarantees support $23.6 million of the Accounts Payable recorded on our condensed consolidated balance sheet. As part of our risk management policy, we also require parental guarantees from counterparties as applicable. These arrangements are typical in our industry. SJI has also issued two parental guarantees totaling $6.8 million related to Marina's construction activity.

         Standby Letters of Credit - SJI provided a standby letter of credit to Marina District Development Corporation in support of Marina's contractual

                                     SJI-20

obligations to construct the thermal energy plant and to supply heat, hot water and cooling to Borgata Hotel Casino & Spa. The plant began commercial operations in July 2003. Accordingly, as called for in the contract, the letter of credit totaled $2.5 million as of September 30, 2004 and was subsequently cancelled in October as all contractual obligations were met.

         As of September 30, 2004, SJI also provided $46.0 million of standby letters of credit from four commercial banks supporting the variable rate demand bonds issued through the New Jersey Economic Development Authority to finance Marina's thermal plant project. The letter of credit agreement contains certain financial covenants measured on a quarterly basis. SJI was in compliance with these covenants as of September 30, 2004.

         Also, as of September 30, 2004, SJI has issued four letters of credit totaling $8.8 million to two different utilities. These letters were posted to enable SJE to market retail electricity and retail gas within the respective utilities' service territories.

         Contract Modification - On September 27, 2004, Marina signed an agreement with Borgata to amend the terms of the original contract dated December 12, 2000. As provided under this new agreement, Marina paid Borgata $3.5 million on September 28, 2004 to remove the liquidating damages provision for foregone revenues from the Energy Services Agreement and eliminate the requirement for a Letter of Credit from the Operations Agreement. Marina will amortize this $3.5 million on a straight-line basis over the remaining 18.75 years of the original contract.

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

         Since the early 1980s, SJI accrued environmental remediation costs of $149.1 million, of which $93.3 million has been spent as of September 30, 2004. With the assistance of a consulting firm, we estimate that future costs to clean up SJG's sites will range from $51.9 million to $192.3 million. We recorded the lower end of this range as a liability. It is reflected on the 2004 condensed consolidated balance sheet under the captions Current Liabilities and Deferred Credits and Other Non-Current Liabilities. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements. The major portion of accrued environmental costs relate to the cleanup of SJG's former gas manufacturing sites.

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

         The other asset titled Environmental Remediation Cost: Liability for Future Expenditures relates to estimated future expenditures determined under the guidance of FASB Statement No. 5, "Accounting for Contingencies." We recorded this amount, which relates to former manufactured gas plant sites, as a regulatory asset under Statement No. 71 with the corresponding amount reflected on the condensed consolidated balance sheet under the captions Current Liabilities and Deferred Credits and Other Non-Current Liabilities. The BPU's intent, evidenced by current practice, is to allow SJG to recover the deferred costs after those costs are spent over 7-year periods. As of September 30, 2004, we reflected SJG's unamortized remediation costs of $4.4 million on the condensed consolidated balance sheet under the caption Regulatory Assets. Since implementing the RAC in 1992, SJG has recovered $43.5 million through rates.

         With Morie's sale, EMI assumed responsibility for environmental liabilities estimated between $2.7 million and $8.8 million. The information available on these sites is sufficient only to establish a range of probable liability and no point within the range is more likely than any other. Therefore, EMI has accrued the lower end of the range. Changes in the accrual are included in the statements of condensed consolidated income under the caption Loss from Discontinued Operations - Net.

         SJI and SJF estimated their potential exposure for the future remediation of four sites where fuel oil operations existed years ago. Estimates for SJI's site range between $13,800 and $77,200, while SJF's estimated liability ranges from $1.2 million to $4.9 million for its three sites. We recorded the lower ends of these ranges on the condensed consolidated balance sheet under Current Liabilities and Deferred Credits and Other Non-Current Liabilities as of September 30, 2004.

Note 10.          Subsequent Events:

         On October 1, 2004, SJG and a large utility customer executed an agreement for the buy-out of the customer's long-term energy contract. This settlement will contribute approximately $1.6 million to SJG's net income in the fourth quarter of 2004.

         On November 5, 2004, SJG's largest bargaining unit voted to ratify a new, four year contract. The contract will cover the period from the expiration of the old contract on January 15, 2005 through January 14, 2009. Terms of the deal include wage increases ranging from 3% to 3.5% over the life of the contract, health care plan redesign, the establishment of caps on payments for post-retirement medical benefits, and the implementation of separate wage and benefit packages for new hires. With this agreement, all of SJG's unionized personnel are operating under agreements that run through at least January 2008.

                                     SJI-22


            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (Unaudited)


         Overview
         South Jersey Industries, Inc. (SJI) is an energy services holding company that provides a variety of products and services through the following wholly owned subsidiaries:

         1) South Jersey Gas Company (SJG) is a regulated natural gas utility. SJG distributed natural gas in the seven southernmost counties of New Jersey to 308,205 customers at September 30, 2004 compared with 299,609 customers at September 30, 2003. SJG also:

     * sells natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system;

     * transports natural gas purchased directly from producers or suppliers for its own sales and for some of its customers; and

     * serviced appliances via the sale of appliance warranty programs as well as on a time and materials basis through September 1, 2004, at which time the business line was transferred out of SJG and into South Jersey Energy Service Plus, LLC.

          2) South Jersey Energy Company (SJE) acquires and markets natural gas and electricity to retail end users and provides total energy management services to commercial and industrial customers. SJE also markets an air quality monitoring system through AirLogics, LLC. SJE and GZA GeoEnvironmental, Inc., an environmental consulting firm, each have a 50% equity interest in AirLogics.

         3) South Jersey Resources Group, LLC (SJRG) markets wholesale natural gas storage, commodity, and transportation in the mid-Atlantic and southern states. SJRG also conducts price-risk management activities.

         4) Marina Energy LLC (Marina) develops and operates energy-related projects. Marina's largest project, the development of a facility to provide cooling, heating and hot water to Borgata Hotel Casino & Spa in Atlantic City, began commercial operations in July 2003.

         5) South Jersey Energy Service Plus, LLC (SJESP) installs residential and small commercial HVAC systems and services appliances via the sale of appliance warranty programs as well as on a time and materials basis in Southern New Jersey.

         SJI also has a joint venture investment with Conectiv Solutions, LLC in Millennium Account Services, LLC (Millennium). Millennium provides meter reading services to SJG and Conectiv Power Delivery in southern New Jersey.

                                     SJI-23

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

         SJI recognizes assets or liabilities for those energy-related contracts that qualify as derivatives that are entered into by its non-regulated subsidiary, SJRG, when it executes contracts. We record contracts at their fair value in accordance with FASB Statement No. 133. We adjust the fair value of the contracts each reporting period for changes in the market. We derive the fair value for most of the energy-related contracts from markets where the contracts are actively traded and quoted. For other contracts SJI uses published market surveys and, in certain cases, independent parties to obtain quotes concerning the contracts' current values. Market quotes tend to be more plentiful for contracts maturing in two years or less. Very few of our contracts extend beyond two years.

                                     SJI-24

         An outside consulting firm assists us in estimating future costs for environmental remediation activities. We estimate future costs based on projected investigation and work plans using existing technologies. Developing a single reliable estimation point is not feasible because of the amount of uncertainty involved in the nature of projected remediation efforts and the long period over which remediation efforts will continue. Therefore, we estimate the range of future costs at $55.9 million to $206.1 million. In preparing financial statements, SJI records liabilities for future costs using the lower end of the range. We update estimates each quarter to take into account past efforts, changes in work plans and remediation technologies.

         The costs of providing pension and other postretirement employee benefits are impacted by actual plan experience as well as assumptions of future experience. Employee demographics, plan contributions, investment performance, and assumptions concerning return on plan assets, discount rates and health care cost trends all have a significant impact on determining our projected benefit obligations. We evaluate these assumptions annually with the assistance of our investment manager and actuary and we adjust them accordingly. These adjustments could result in significant changes to the net periodic benefit costs of providing such benefits and the related liabilities recognized by SJI.

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

         We defer and recognize revenues related to SJESP's appliance service contracts over the full 12-month term of the contract as earned.

         The BPU allows SJG to recover gas costs in rates through the Basic Gas Supply Service (BGSS) price structure (which replaced the Levelized Gas Adjustment Clause). SJG defers over/under-recoveries of gas costs and includes them in subsequent adjustments to the BGSS rate or other similar rate recovery mechanism. These adjustments result in over/under-recoveries of gas costs being included in rates during future periods. As a result of these deferrals, utility revenue recognition does not directly translate to profitability. While SJG realizes profits on gas sales during the month of providing the utility service, significant shifts in revenue recognition may result from the various recovery clauses approved by the BPU (See Regulatory Actions) without shifting profits between periods, as these clauses provide for recovery of costs on a dollar-for-dollar basis.

         New Accounting Pronouncements - See detailed discussions concerning New Accounting Pronouncements and their impact on SJI in Note 1 to the condensed consolidated financial statements.

                                     SJI-25

         Temperature Adjustment Clause - A Board of Public Utilities approved Temperature Adjustment Clause (TAC) increased(decreased) SJG's net income by $0.2 million and $(2.4) million for the nine months ended September 30, 2004 and 2003, respectively. The clause is designed to mitigate the effect of variations in heating season temperatures from historical norms. While we record the revenue and income impacts of TAC adjustments as incurred, cash inflows or outflows directly attributable to TAC adjustments generally do not begin until the next clause year. Each TAC year begins October 1.

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

         Also in August 2002, SJG filed a petition with the BPU to transfer its appliance service business from the regulated utility into a newly created unregulated company. On July 23, 2004, the BPU approved SJG's petition and related agreements to transfer its appliance service business from the regulated utility. In anticipation of this transfer, SJI had formed South Jersey Energy Service Plus, LLC (SJESP), to perform appliance repair services after BPU approval of the transfer. SJESP purchased certain assets and assumed certain liabilities required to perform such repair services from SJG for the net book value of $1.2 million on September 1, 2004. The agreements also called for SJESP to pay an additional $1.5 million to SJG. This $1.5 million was credited to customers through the RAC and had no earnings impact on either SJG or SJI. It is anticipated that SJESP will have the flexibility to be more responsive to competition and customer needs by expanding and modifying its service offerings in an unregulated environment. Furthermore, the transfer has no effect on the provision of safety-related or emergency-related services to the public since the services transferred include only non-safety related, competitive appliance services.

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

                                     SJI-26

         In July 2003, SJG made its annual BGSS filing, as amended, with the BPU. Due to further price increases in the wholesale market, SJG filed for a $24.0 million increase to its annual gas cost revenues. In August 2003, the BPU approved SJG's price increase on a provisional basis, subject to refund with interest, effective September 1, 2003. In October 2004 the provisional rate increase was made final.

         In August 2003, the BPU approved SJG's previously filed petition for the recovery of a $5.7 million Temperature Adjustment Clause (TAC) deficiency, effective September 1, 2003. As of September 30, 2004, the deferred TAC deficiency has been reduced to $1.2 million.

         Also in August 2003, SJG filed a base rate case with the BPU to increase its base rate to obtain a certain level of return on its investment of capital. SJG had not sought a base rate increase from the BPU since the implementation of its base rate case approval in January 1997. On July 7, 2004, the BPU approved an increase to SJG's base rates totaling $20.0 million, which was predicated in part upon a 7.97% rate of return on rate base that included a 10.0% return on common equity. The increase was effective July 8, 2004 and SJG expects the settlement of the case to provide an incremental $8.5 million on an annualized basis to net income. SJG was also permitted recovery of regulatory assets contained in its petition and a reduction in its composite depreciation rate from 2.9% to 2.4%.

         Included in the base rate increase was a change to the sharing of pre-tax margins on interruptible and off-system sales and transportation. SJG now recovers through its base rates $7.8 million that it previously had recovered through the sharing of pre-tax margins. As a result, the sharing of pre-tax margins begins from dollar one, with SJG retaining 20% as it has historically. Moreover, SJG now shares pre-tax margins from on-system capacity release sales, in addition to the interruptible and off-system sales and transportation. Effective July 1, 2006, the 20% retained by SJG will decrease to 15% of such margins.

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

         As part of the overall settlement effective July 8, 2004, SJG provided customers with an offsetting $38.9 million rate reduction. These reductions were provided to customers through SJG's various clauses and did not negatively impact SJG's net income. Under those clauses, costs incurred by SJG were billed to customers on a dollar-for-dollar basis.

         In February 2004, SJG filed notice with the BPU to reduce its gas cost revenues by approximately $5.0 million, via a rate reduction, in addition to providing for a $21.8 million bill credit to customers. Both the rate reduction and bill credit were approved and implemented in March 2004. In June 2004, SJG made its annual BGSS filing with the BPU requesting a $4.9 million increase in gas cost recoveries. In October 2004 the requested increase was approved on a provisional basis.

                                     SJI-27

         Pending Audits - The BPU has issued an order under which it will perform a competitive services audit and a management audit that includes a focused review of SJG's gas supply and purchasing practices. The audits, which commenced in October 2004, are mandated by statute to be conducted at predetermined intervals. Management does not currently anticipate the outcome of these audits to have a material effect on SJI's financial position, results of operations or liquidity.

         Filings and petitions described above are still pending unless otherwise indicated. Additional discussion concerning Regulatory Actions can be found in Note 6 to the condensed financial statements.

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

         We believe that all costs incurred net of insurance recoveries relating to SJG's MGP sites will be recovered through rates under SJG's Remediation Adjustment Clause (RAC). The RAC currently permits SJG to recover incurred costs in equal installments over 7-year periods with carrying costs. As of September 30, 2004, SJG had $4.4 million of remediation costs not yet recovered through rates.

         Other matters are discussed in detail in Note 9 to the condensed consolidated financial statements included as part of this report.

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

         Customer Choice Legislation - All residential natural gas customers in New Jersey can choose their gas supplier under the terms of the Electric Discount and Energy Competition Act of 1999. As of September 30, 2004, 103,121

                                     SJI-28

SJG residential customers chose a natural gas commodity supplier other than the utility. This number increased from 98,149 at September 30, 2003 as marketers were able to offer natural gas at prices competitive with those available under regulated utility tariffs. Customers purchasing natural gas from providers other than SJG are charged for gas costs by the marketer, not SJG. The resulting decrease in SJG's revenues is offset by a corresponding decrease in SJG's gas costs. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income or financial condition. The BPU continues to allow for full recovery of prudently incurred natural gas costs through the Basic Gas Supply Service clause as well as other costs of service including deferred costs, through tariffs. SJI has benefited from customer choice legislation as SJE has successfully competed for and profited from its gas commodity customers.

         Results of Operations

         Operating Revenues - Utility - Revenues increased $16.9 million during the third quarter compared with the same period in 2003. The increase was due to several factors. First, revenue from a major customer increased by $3.1 million as their consumption more than doubled in comparison with the third quarter of 2003. It should be noted that a corresponding increase in margin would not result from such increased sales based on SJG's tariff. Second, gas cost recoveries under the BGSS increased significantly due to the BGSS increase effective September 1, 2003. Gas costs charged to the BGSS rose by $7.5 million when compared to the same quarter last year. As a result of the increased recoveries, SJG recognized previously deferred overcollections (revenue) in an amount equal to the increase in gas costs. This process, as previously described under the caption "Revenue Recognition," resulted in a significant shift in revenue into the third quarter of 2004 without a corresponding impact on SJG's profitability. Third, SJG's recovery of previously deferred costs under its New Jersey Clean Energy Program increased revenues by $0.9 million. As there is a corresponding increase in expense (see discussion of Operations), there is no resulting impact on SJG's net income. Finally, the addition of 8,596 customers also contributed to the revenue increase (See Regulatory Actions).

         Revenues decreased $2.1 million for the nine months ended September 30, 2004 compared with the same period last year. The year-to-date decrease was primarily due to three factors. First, OSS revenues decreased as a direct result of lower sales volume and lower prices for natural gas in this market in 2004 compared with the same period in 2003. Second, weather was 9.8% warmer than last year resulting in lower utility sales. Finally, there was an increase in the number of residential customers purchasing their gas from a source other than SJG. The decline in customers who purchased their natural gas from SJG directly impacted utility revenues. However, since gas costs are passed on directly to customers without any profit margin added by SJG, the increased customer usage of gas marketers did not impact SJG's profitability. Partially offsetting these negative factors were the impacts of 8,596 additional customers and higher rates in effect over a majority of the past 12 months.

         As a result of SJG's Temperature Adjustment Clause (TAC), revenues from utility ratepayers are closely tied to 20-year normal temperatures calculated under the clause and not actual temperatures. While the clause significantly reduces fluctuations in revenues related to temperature, as a general rule, revenues continue to be positively impacted by colder weather and negatively impacted by warmer weather. Weather during the third quarter of any year generally has little impact on revenues during the period. Weather during the first nine months of 2004 was 9.8% warmer than in 2003 and 0.6% warmer than the 20-year TAC average.

                                     SJI-29

         The following is a comparison of operating revenue and throughput for the three and nine months ended September 30, 2004 vs. the same periods ended September 30, 2003:

                                                                Three Months Ended         Nine Months Ended
                                                                  September 30,              September 30,
                                                                2004          2003         2004        2003
                                                               ------        ---------------------------------

Operating Revenues (Thousands):
Firm
     Residential                                            $    23,052  $    16,523  $   122,160  $   131,529
     Commercial                                                   7,331        5,595       36,311       40,311
     Industrial                                                     787          661        3,819        4,002
     Cogeneration & Electric Generation                           5,503        2,384        7,926        5,675
     Firm Transportation                                         10,921        8,933       57,331       50,135
                                                            --------------------------------------------------

         Total Firm Operating Revenues                           47,594       34,096      227,547      231,652
                                                            --------------------------------------------------

Interruptible                                                       421          268        1,178        1,317
Interruptible Transportation                                        369          252          933          747
Off-System                                                       20,934       21,532      107,310      133,247
Capacity Release & Storage                                        2,184        1,559        6,848        4,372
Other                                                               729          783        2,529        2,638
Intercompany Sales                                               (2,045)      (5,223)     (10,841)     (36,402)
                                                            ---------------------------------------------------

         Total Operating Revenues                           $    70,186  $    53,267  $   335,504  $   337,571
                                                            ==================================================

Throughput (MMcf):
Firm
     Residential                                                  1,051          912       10,340       11,416
     Commercial                                                     429          395        3,447        3,917
     Industrial                                                      15           13          131          161
     Cogeneration & Electric Generation                             701          341          944          689
     Firm Transportation                                          5,794        5,541       24,568       23,031
                                                            --------------------------------------------------

         Total Firm Throughput                                    7,990        7,202       39,430       39,214
                                                            --------------------------------------------------

Interruptible                                                        40           38          128          170
Interruptible Transportation                                        581          511        1,746        1,469
Off-System                                                        3,349        3,945       15,971       19,419
Capacity Release & Storage                                       14,462       12,613       39,657       29,008
                                                            --------------------------------------------------

         Total Throughput                                        26,422       24,309       96,932       89,280
                                                            ==================================================

                                     SJI-30

        Operating Revenues - Nonutility - Nonutility operating revenues increased by $21.1 million and $94.1 million in the third quarter and first nine months of 2004, respectively, compared with the same periods of 2003. Most of the increases were due to SJE's revenues from the sale of retail electricity which increased by $15.2 million and $47.9 million for the third quarter and first nine months of 2004, respectively, compared with the same periods of 2003. SJE was the successful bidder on a contract to supply retail electricity to over 400 school districts located throughout the state of New Jersey beginning in November 2003. Sales of retail gas by SJE increased $4.1 million and $34.4 million for the third quarter and first nine months of 2004, respectively, compared with the same periods of 2003. These increases were due mainly to higher gas prices, colder temperatures in the first quarter of 2004 and the addition of over 500 commercial customers over the last twelve months. Marina's revenues remained consistent for the third quarter and increased $8.5 million for the first nine months of 2004, respectively, compared with the same periods of 2003. This increase resulted from sales of thermal energy to Borgata Hotel Casino & Spa, which opened in July 2003, and other on-site energy production projects.

         Cost of Gas Sold - Utility - Cost of gas sold - utility increased $12.9 million in the third quarter of 2004 compared with the same period in 2003. This primarily resulted from increased sales volume to a major customer and a significant increase in gas costs during the three-month period ended September 30, 2004 compared with the same period in 2003 as discussed under "Operating Revenues". In addition, customer growth has contributed toward the increased consumption in firm sales to both the residential and commercial markets.

         Cost of gas sold - utility decreased $10.3 million for the nine months ended September 30, 2004 compared with 2003 due principally to a significant decrease in sales volumes and lower gas costs for Off-System Sales. Unlike gas costs associated with Off-System Sales, changes in the unit cost of gas sold to utility ratepayers do not always directly affect cost of gas sold. We defer fluctuations in gas costs to ratepayers not reflected in current rates to future periods under a BPU-approved Basic Gas Supply Service (BGSS) price structure, formerly known as the Levelized Gas Adjustment Clause. SJG also experienced a decrease in gas costs as a result of the continued migration of customers from sales to transportation services as previously discussed. As a result of this migration and the impact of warmer weather, firm sales volume in the residential and commercial markets decreased by 10.1% for the nine months ended September 30, 2004 compared to the same period last year.

         Gas supply sources include contract and open-market purchases. SJG secures and maintains its own gas supplies to serve its sales customers. SJG does not anticipate any difficulty renewing or replacing expiring contracts under substantially similar terms and conditions.

        Cost of Sales - Nonutility - Cost of sales - nonutility increased $21.0 million and $87.0 million in the third quarter and for the first nine months of 2004 compared with the respective prior year periods due mainly to SJE's gas and electric customer growth and Marina's operations as described in the Operating Revenues - Nonutility section.

                                     SJI-31

         Operations Expense - A summary of net changes in operations expenses (in thousands):

                                                     Increase (Decrease)
                                           Three Months Ended Nine Months Ended
                                          September 30,            September 30,
                                          2004 vs. 2003            2004 vs. 2003
                                         ---------------------------------------
Utility:
         Other Production Expense              $       (29)         $       (34)
         Transmission                                    -                   35
         Distribution                                   67                 (161)
         Customer Accounts and Services                (67)               3,895
         Sales                                         (23)                 (74)
         Administration and General                    470                 (275)
                                               ---------------------------------
              Total Utility                            418                3,386
                                               --------------------------------
Nonutility:
         Wholesale Gas                                  17                  191
         Retail Gas and Other                          912                1,166
         On-Site Energy Production                     348                1,887
                                               --------------------------------
              Total Nonutility                       1,277                3,244
                                               --------------------------------
Corporate                                              204                  220
                                               --------------------------------
              Total Operations                 $     1,899          $     6,850
                                               ================================

         Customer Accounts and Services expense increased significantly in 2004 as a result of the BPU-approved increase in SJG's Societal Benefits Clause (SBC) in August 2003 (See Regulatory Actions). With this approval, recoveries and a corresponding charge to expense for previously deferred costs under SJG's New Jersey Clean Energy Programs (NJCEP) increased by $0.9 million in the third quarter and $5.3 million for the nine months ended September 30, 2004 when compared with the respective periods in 2003. The BPU-approved SBC clause allows for full recovery of these deferred costs including carrying costs and, as a result, the increase in expense has no impact on SJG's net income. Lower bad debt expense during 2004 completely offset the previously noted increase for the quarter, and partially offset the year-to-date NJCEP increase. A March 2004 BGSS refund improved SJG's accounts receivable aging significantly during the year (See Regulatory Actions). As a result, SJG benefited from lower uncollectible account write-offs coupled with the ability to reduce its reserve for future doubtful accounts.

         Administrative and General (A&G) expenses increased in the three months ended September 30, 2004 compared with the same period of 2003 primarily as a result of deferred cost amortizations approved as part of SJG's July 2004 rate case settlement. The resulting amortizations of approximately $0.2 million for the three months ended September 30, 2004 were included in rate recovery from its customers and has no impact on SJG's net income. In addition, SJG has incurred significant expense during the third quarter to improve controls to ensure compliance with both SEC and New Jersey Board of Public Utility rules and

                                     SJI-32

regulations. Partially offsetting these increases during the quarter and throughout 2004 is the continued reduction in pension expense as a result of SJG making a $9.1 million pension contribution in December 2003.

         Nonutility Retail Gas and Other Operations expense increased for the third quarter and nine months ended September 30, 2004 compared with the respective prior year periods primarily due to the growth of our HVAC installation business which was partially offset by lower retail gas customer acquisition costs. On-Site Energy Production Operations expense increased in the third quarter and for the nine months ended September 30, 2004 compared with the respective prior year periods due to the start of commercial operations for Marina's thermal energy plant in July 2003 and the Mannington cogeneration project which began in January 2004.

         Other Operating Expenses - A summary of principal changes in other consolidated operating expenses (in thousands):
                                           Increase (Decrease)
                           Three Months Ended            Nine Months Ended
                              September 30,                 September 30,
                              2004 vs. 2003                 2004 vs. 2003
                              -------------                 -------------

Maintenance                    $      74                    $     (82)
Depreciation                        (706)                         886
Energy and Other Taxes               358                           (2)

         Depreciation decreased significantly during the third quarter of 2004 as a result of SJG's lower depreciation rates approved by the BPU as part of its recent rate case settlement. SJG's composite depreciation rate was reduced from 2.9% to 2.4% effective July 8, 2004. Year-to-date results reflect a net increase due to SJG's increased investment in property, plant and equipment and the depreciation on Marina's thermal plant beginning with the start of commercial operations in July 2003. The increase in Energy and Other Taxes during the quarter relates primarily to increases in taxable volumes of gas sold and transported by SJG and higher revenue-based taxes (See table under the caption, "Operating Revenues - Utility").

         Other Income and Expense - Other income and expense was higher in the first nine months of 2004 compared with the first nine months of 2003 due to a pre-tax gain of $686,000 on SJG's postretirement healthcare plan trust. The movement of plan assets to a new investment manager triggered the recognition of gains on investments.

         Interest Charges - Interest charges decreased in the third quarter and the first nine months of 2004 compared with the respective periods of the prior year due primarily to reductions in short-term rates on line of credit borrowings, the refunding of higher priced, fixed rate, long-term debt with lower cost debt, and a lower total debt level. These refundings occurred primarily during the second half of 2003 and were financed with long-term debt issuances under SJG's Medium Term Note program at significantly lower interest rates compared with the previous long-term interest rates. The decreases were partially offset by interest incurred by Marina that was previously permitted to be capitalized during the construction phase of the thermal energy plant. We have incurred debt primarily to expand and upgrade SJG's gas transmission and

                                     SJI-33

distribution system, to construct the Marina Energy thermal plant, and to support seasonal working capital needs related to gas inventories and customer receivables.

         Cumulative Effect of a Change in Accounting Principle - Net - On October 25, 2002, the Emerging Issues Task Force rescinded its consensus in Issue No. 98-10 effective for transactions entered into after that date, with a cumulative effect adjustment for previously existing transactions to be recognized in the quarter beginning January 1, 2003. As a result of the rescission, SJI only marks-to-market those energy-related contracts that meet the definition of a derivative in Statement No. 133. Energy-related contracts that do not meet the definition of a derivative are accounted for using the accrual basis of accounting. The effect of this change in accounting resulted in a net charge of $426,338 shown as a Cumulative Effect of a Change in Accounting Principle - Net. Furthermore, management has designated any contract entered into after December 31, 2002 to hedge physical gas in storage as a cash flow hedge and accounts for them accordingly. At inception, and as of September 30, 2004, we calculated these hedges to be highly effective; therefore, we record the related unrealized gain or loss, net of taxes, in Accumulated Other Comprehensive Income (Loss).

         Net Income Applicable to Common Stock - Net income increased $2.3 million to $254,000 for the quarter ended September 30, 2004 as compared with a $2.0 million loss for the quarter ended September 30, 2003. Net income increased $6.3 million, or 28.7%, to $28.4 million for the nine months ended September 30, 2004 as compared with $22.0 million for the nine months ended September 30, 2003. Reasons for the increase in net income in 2004 are discussed in detail above.

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

         Bank credit available to SJI totaled $266.0 million at September 30, 2004, of which $77.2 million was used. Those bank facilities consist of a $100.0 million revolving credit facility that expires in August 2006 and $76.0 million of uncommitted bank lines available to SJG, as well as a $60.0 million revolving credit facility that expires in August 2007 and $30.0 million of uncommitted bank lines available to SJI. The amount of the revolving credit to SJI was increased by $20.0 million and the expiration date was extended to 2007 in August 2004. The revolving credit facilities contain certain financial covenants measured on a quarterly basis. SJI and SJG were in compliance with these covenants as of September 30, 2004, Based upon the existing credit facilities and a regular dialogue with our banks, we believe that there will continue to be sufficient credit available to meet our business' future liquidity needs.

                                     SJI-34

         SJI supplements its operating cash flow and credit lines with both debt and equity capital. Over the years, SJG has used long-term debt, primarily in the form of First Mortgage Bonds and Medium Term Notes (MTN), secured by the same pool of assets as the First Mortgage Bonds, to finance its long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment. Under a $150.0 million MTN program established in December 2002, SJG issued $85.5 million of long-term debt in July 2003. In September 2003, SJG issued an additional $24.5 million of MTNs. SJG issued the remaining $40.0 million of notes under the MTN program in August 2004 at an average interest rate of 5.66% and an average maturity of 17 years. We used proceeds of all of the issues to refinance short-term debt outstanding to commercial banks and for the redemption of certain high-rate securities. During 2004, maturities of long-term debt have totaled $6.8 million. In addition, SJG redeemed $15 million of its 7.7% Medium Term Notes in July 2004. No additional maturities are scheduled or redemptions are anticipated for the remainder of 2004. Maturities of long-term debt over the next five calendar years are $5.3 million per year in 2005 through 2007, $1.5 million in 2008 and $0 in 2009.

         Between September 2001 and January 2003, Marina issued $20 million of tax-exempt, and $25 million of taxable, variable rate demand bonds (VRDB's) through the New Jersey Economic Development Authority. The tax-exempt and taxable bonds mature in 2031 and 2021, respectively. Investors in the bonds receive liquidity and credit support via letters of credit provided by a syndicate of four commercial banks. The expiration dates of the underlying letters of credit that provide liquidity support for the weekly remarketing of the VRDB's were extended from September 2005 to September 2007 in August 2004. We used the proceeds of these bond issuances to fund project development and construction costs for the thermal energy plant constructed by Marina to serve Borgata Hotel Casino & Spa which opened in July 2003.

         SJI has been raising equity capital through its Dividend Reinvestment Plan (DRP). Participants in SJI's DRP receive newly issued shares. We offer a 2% discount on DRP investments because it is the most cost-effective way for us to raise equity capital in the quantities we are seeking. Through the DRP, SJI raised $22.2 million of equity capital by issuing 547,151 shares for the nine months ended September 30, 2004. We anticipate raising approximately $25 million of equity capital through the DRP in 2004.

         SJI's capital structure was as follows:
                                               As of                    As of
                                           September 30,            December 31,
                                      2004              2003             2003
                                     ------            ------            -----

Common and Preferred Stock Equity       46%               37%              41%
Long-Term Debt                          44%               48%              43%
Short-Term Debt                         10%               15%              16%
                                       ----              ----             ----

         Total                         100%              100%             100%
                                       ====              ====             ====

         SJI typically experiences seasonal fluctuations in leverage as short-term debt has historically peaked in the November to January period in support of high inventory and receivable levels. The seasonal low point for short-term debt incurred in support of working capital usually occurs between

                                     SJI-35

the end of March and the end of May each year. The ratios presented in the chart above reflect a conscious effort by management to increase the percentage of equity in SJI's capital structure over the past year.

         Capital Expenditures, Commitments and Contingencies

         Capital Expenditures - SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental remediation costs. Net construction and remediation expenditures for the first nine months of 2004 amounted to $50.0 million. We estimate the net costs for 2004, 2005 and 2006 at approximately $81.0 million, $57.2 million and $52.1 million, respectively.

         Commitments and Contingencies - SJI made certain commitments to Borgata Hotel Casino & Spa relating to the development of Marina's thermal energy project. In the event that certain construction milestones were not met, SJI was obligated to make specific payments to Borgata, per the construction contract. As construction was completed and commercial operations began in July 2003, SJI's obligation under the contract was reduced to $2.5 million and remained at that level as of September 30, 2004. This financial obligation was subsequently cancelled in October as all contractual obligations were met.

         SJI is obligated on the letters of credit supporting the variable rate demand bonds issued through the New Jersey Economic Development Authority by Marina. A syndicate of four commercial banks has issued $46.0 million of letters of credit to provide liquidity for these bonds. The letter of credit agreement contains certain financial covenants measured on a quarterly basis. SJI was in compliance with these covenants as of September 30, 2004.

         Contract Modification - On September 27, 2004, Marina signed an agreement with Borgata to amend the terms of the original contract dated December 12, 2000. As provided under this new agreement, Marina paid Borgata $3.5 million on September 28, 2004 to remove the liquidating damages provision for foregone revenues from the Energy Services Agreement and eliminate the requirement for a Letter of Credit from the Operations Agreement. Marina will amortize this $3.5 million on a straight-line basis over the remaining 18.75 years of the original contract.

         SJG has certain commitments for both pipeline capacity and gas supply for which it pays fees regardless of usage. Those commitments as of September 30, 2004 averaged $44.7 million annually and totaled $221.7 million over the contracts' lives, with expirations ranging from one to 13 years. We expect to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the Basic Gas Supply Service clause.

         SJG's long-term, senior secured debt is rated "A" and "Baa1" by Standard & Poor's and Moody's Investor Services, respectively. These ratings have not changed in the past five years.

                                     SJI-36

         The following table summarizes our contractual cash obligations and their applicable payment due dates (in thousands):


                                                                   Up to        Years         Years     More than
Contractual Obligations                                 Total     1 Year         2 & 3        4 & 5       5 Years
                                                        -----     ------         -----        -----       -------

Long-Term Debt                                     $   332,281  $     5,273  $    10,543  $     1,500   $   314,965
Operating Leases                                           881          445          367           50            19
Construction Obligations                                10,700       10,700            -            -             -
Commodity Supply Purchase Obligations:
     Utility                                           221,686       43,174       80,340       66,092        32,080
     Nonutility                                        186,012      169,901       16,111            -             -
Other  Purchase Obligations                              4,297        3,594          703            -             -
                                                   -----------  -----------  -----------  -----------   -----------

Total Contractual Cash Obligations                 $   755,857  $   233,087  $   108,064   $   67,642   $   347,064
                                                   ===========  ===========  ===========   ==========   ===========

         Expected environmental remediation costs are not included in the table above due to the subjective nature of such costs and time of anticipated payments.

         SJI expects to make no contributions to its pension plan and to contribute approximately $3.6 million in equal quarterly installments to its other postretirement benefit plans in 2004.

         As of September 30, 2004, SJI had issued $159.6 million of parental guarantees on behalf of its subsidiaries. Of this total, $110.5 million expire within one year, $10.0 million expire within thirteen to twenty-four months and $39.1 million have no expiration date. The vast majority of these guarantees were issued as guarantees of payment to third parties with whom our subsidiaries have commodity supply contracts. As of September 30, 2004, these guarantees support $23.6 million of the Accounts Payable recorded on our condensed consolidated balance sheet. As part of our risk management policy, we also require parental guarantees from trading counterparties, as applicable. These arrangements are typical in our industry. SJI has also issued two parental guarantees totaling $6.8 million related to Marina's construction activity.

         On January 5, 2004, Marina paid $2.7 million to purchase a cogeneration facility in Salem County, NJ and will lease back the facility to a large manufacturer located on the same site over an 8-year lease. Marina also entered into an 8-year operating contract to operate and manage the facility.

         In April 2004, Marina and DCO Energy, LLC formed AC Landfill Energy, LLC (ACLE) to develop and install a 1,400-kilowatt methane-to-electric power generation system at a county-owned landfill in Egg Harbor Township, NJ. Marina owns a 51% interest in ACLE and consolidates ACLE's balance sheet and results of operations accordingly. The project is estimated to generate 12,000,000 kilowatt-hours per year, enough energy to power 1,000 homes for a year. In addition to providing another revenue stream for Marina, this project will also contribute to improving air quality. When methane gas is recovered as an energy source, it helps to reduce air pollution. Commercial operation of the plant is targeted for December 2004.

                                     SJI-37

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


             Item 3. Quantitative and Qualitative Disclosures About
                     Market Risks of the Company (Unaudited)

         Commodity Market Risks: Certain regulated and unregulated SJI subsidiaries are involved in buying, selling, transporting and storing natural gas for their own accounts as well as managing these activities for others. These subsidiaries are subject to market risk due to price fluctuations. To hedge against this risk, we enter into a variety of physical and financial transactions including forward contracts, swaps, futures and options agreements. To manage these transactions, SJI has a well-defined risk management policy approved by our board of directors that includes volumetric and monetary limits. Management reviews reports detailing activity daily. Generally, we enter into derivative activities described above for risk management, not speculative, purposes.

         SJG and SJE complete commodity transactions on a physical basis only and do not enter into financial derivative positions directly. SJRG manages risk for these entities as well as for its own portfolio by entering into the types of transactions noted above. It is management's policy, to the extent practical, within predetermined risk management policy guidelines, to have limited unmatched positions on a deal or portfolio basis while conducting these activities. As a result of holding open positions to a minimal level, the financial impact to SJRG of changes in value of a particular contract is substantially offset by an opposite change in the related hedge transaction. As of September 30, 2004, SJRG had $12.9 million of accounts receivable under sales contracts. Of that total, 75% were with companies rated investment-grade, or were guaranteed by an investment-grade-rated parent or were with companies where we have a collateral arrangement. The remainder of the accounts receivable were within approved credit limits.

         SJRG and SJE entered into certain contracts to purchase, sell, and transport natural gas. We recorded net unrealized pre-tax (loss) gain on these energy related derivative contracts of $(1.4) million and $1.1 million for the quarters ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004, we recorded net unrealized pre-tax (loss) gain of $(1.9) million and $1.9 million, respectively. These amounts are included as a component of Operating Revenues - Nonutility. SJRG's and SJE's contracts are typically less than 12 months long. The fair value of these contracts determined under the mark-to-market method as of September 30, 2004 is as follows (in thousands):

                                     SJI-38

Assets
                                         Maturity       Maturity
           Source of Fair Value         < 1 Year       1-3 Years        Total
                                        ----------     -----------   -----------
Prices Actively Quoted  NYMEX           $    17,922    $     2,064   $    19,986
Other External Sources  Basis                 7,264          2,817        10,081
                                        -----------    -----------   -----------
Total                                   $    25,186    $     4,881   $    30,067
                                        ===========    ===========   ===========

Liabilities
                                         Maturity      Maturity
           Source of Fair Value         < 1 Year       1-3 Years        Total
                                        ----------     -----------   -----------
Prices Actively Quoted  NYMEX           $     3,339    $     1,204   $     4,543
Other External Sources  Basis                 6,030          1,891         7,921
                                        -----------    -----------    ----------
Total                                   $     9,369    $     3,095   $    12,464
                                        ===========    ===========   ===========

         NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location.

         A reconciliation of SJI's estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives - Energy Related Assets, January 1, 2004             $    7,000
Contracts Settled During Nine Months Ended September 30, 2004, Net       (5,132)
Other Changes in Fair Value from Continuing and
   New Contracts, Net                                                    15,735
                                                                   -------------

Net Derivatives - Energy Related Assets, September 30, 2004        $     17,603
                                                                   =============

         Interest Rate Risk: Our exposure to interest rate risk relates primarily to short-term, variable rate borrowings. Our short-term, variable rate debt outstanding at September 30, 2004 was $68.4 million and averaged $51.2 million for the first nine months of 2004. A hypothetical 100 basis point (b.p.), or 1%, increase in interest rates on our average variable rate debt outstanding would result in a $302,000 increase in our annual interest expense, net of tax. We chose the 100 basis point increase for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2003 - 28 b.p. decrease; 2002 -- 74 b.p. decrease; 2001 -- 383 b.p. decrease; 2000 -- 83 b.p. increase; and 1999 -- 81
b.p. increase. For September 2004, our average interest rate on short-term, variable rate debt was 1.64%.

         SJG primarily issues long-term debt at fixed rates and, consequently, interest expense on existing debt is not significantly impacted by changes in market interest rates. SJG redeemed, at par, $1.5 million of 8.6% debenture notes in February 2004 and $15.0 million of 7.7% Medium Term Notes in July 2004. The only other long-term debt outstanding, exclusive of that issued by the utility, consists of the New Jersey Economic Development Authority bonds used to finance the construction of Marina's thermal energy plant. Those bonds were issued at floating rates that reset weekly. Subsequent to issuance, we entered

                                     SJI-39

into interest rate swap contracts that, as of September 30, 2004, effectively fixed the rate on $20.0 million of tax-exempt debt at 4.08% through 2011 and $17.0 million of taxable debt at 4.59% through 2007. The amount of the swap on the taxable debt reduces annually, with a $3.1 million reduction that will occur in December 2004.



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

         No change in SJI's internal control over financial reporting occurred during SJI's third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



                          PART II -- OTHER INFORMATION


                            Item l. Legal Proceedings

         Information required by this Item is incorporated by reference to Part I, Item 1, Note 9, beginning on page 20.

                                     SJI-40

                                Item 6. Exhibits

         (a)  Exhibits

              Exhibit No.                      Description

              10.1                    Three-Year Revolving Credit Agreement
                                      for SJI.

              10.2 First Amendment to Three-Year Revolving Credit Agreement for SJG.

              10.3 Third Amendment to Amended and Restated Letter of Credit and Reinbursment Agreement for Marina Energy and SJI.

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


                                     SJI-41

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          SOUTH JERSEY INDUSTRIES, INC.
                                  (Registrant)



Dated:  November 9, 2004         By:  /s/  Edward J. Graham
                                      --------------------------------------
                                      Edward J. Graham
                                      President & Chief Executive Officer



Dated:  November 9, 2004         By:  /s/  David A. Kindlick
                                      --------------------------------------
                                      David A. Kindlick
                                      Vice President & Chief Financial Officer


                                     SJI-42