Form 10-K
period 2004-12-31
SOUTH JERSEY INDUSTRIES INC
filed 2005-03-09
CIK 91928

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____________to ______________.

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

The aggregate market value of approximately 12,434,700 shares of voting stock held by non-affiliates of the registrant as of March 1, 2005 was $696,716,200. As of March 1, 2005, there were 13,931,308 shares of the registrant's common stock outstanding.

                                   Cover Page


Documents Incorporated by Reference:
In Part I of Form 10-K:   Pages 18, 27 through 30, and 32 through 37 of 2004
                          Annual Report to Shareholders
In Part II of Form 10-K:  Pages 1 and 12 through 38 of 2004 Annual Report to
                          Shareholders
In Part III of Form 10-K: Portions of the registrant's proxy statement filed within 120 days of the close of the registrant's fiscal year in connection with the registrant's 2005 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

================================================================================
                                     SJI-2

                                     PART I

                                Item 1. Business

General

         The registrant, South Jersey Industries, Inc. (SJI), a New Jersey corporation, was formed in 1969 for the purpose of owning and holding all of the outstanding common stock of South Jersey Gas Company (SJG), a public utility, and acquiring and developing non-utility lines of business. The company's Internet address is www.sjindustries.com. We make available free of charge on or through our website SJI's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). The SEC maintains an Internet site that contains these reports at http://www.sec.gov. The content on any web site referred to in this filing is not incorporated by reference into this filing unless expressly noted otherwise.

         SJI currently provides a variety of energy related products and services through the following wholly owned subsidiaries:

        South Jersey Gas Company (SJG) is a regulated natural gas utility. SJG distributes natural gas in the seven southernmost counties of New Jersey. SJG also:

        o sells natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system;
        o transports natural gas purchased directly from producers or suppliers for its own sales and for some of its customers; and
        o serviced appliances via the sale of appliance service programs as well as on a time and materials basis through September 1, 2004, at which time the business line was transferred out of SJG and into South Jersey Energy Service Plus, LLC.

        South Jersey Energy Company (SJE) acquires and markets natural gas and electricity to retail end users and provides total energy management services to commercial and industrial customers. SJE also markets an air quality monitoring system through AirLogics, LLC. SJE and GZA GeoEnvironmental, Inc., an environmental consulting firm, each have a 50% equity interest in AirLogics.

        South Jersey Resources Group, LLC (SJRG) markets wholesale natural gas storage, commodity and transportation in the mid-Atlantic and southern states. SJRG also conducts price-risk management activities by entering into a variety of physical and financial transactions including forward contracts, swap agreements, option contracts and futures contracts.

        Marina Energy LLC (Marina) develops and operates energy-related projects. Marina's largest project, the development of a facility to provide cooling, heating and hot water to the Borgata Hotel Casino and Spa in Atlantic City, began commercial operations in July 2003. Marina also owns a 51% equity interest in AC Landfill Energy, LLC (ACLE). ACLE was formed with DCO Energy, LLC to develop and install a 1,400 kilowatt methane-to-electric power generation system at a county-owned landfill in Egg Harbor Township, NJ. Commercial operation of the plant is targeted for early 2005.

        South Jersey Energy Service Plus, LLC (SJESP) installs residential and small commercial HVAC systems and services appliances via the sale of appliance service programs, as well as on a time and materials basis in southern New Jersey.

        SJI also has a joint venture investment with Conectiv Solutions, LLC in Millennium Account Services, LLC (Millennium). Millennium provides meter reading services to SJG and Conectiv Power Delivery in southern New Jersey.

                                     SJI-3

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

Financial Information About Industry Segments

         Information regarding Industry Segments is incorporated by reference to
Note 8 on pages 32 and 33 of SJI's Annual Report to Shareholders for the year ended December 31, 2004 which is attached to this report. See Item 15(b)(13).

Description of Business

         SJI is engaged in the business of operating, through subsidiaries, various business enterprises. SJI's most significant subsidiary is SJG.

         South Jersey Gas Company

         Background

         SJG, a New Jersey corporation, is an operating public utility company engaged in the purchase, transmission and sale of natural gas for residential, commercial and industrial use. SJG also sells natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system and transports natural gas purchased directly from producers or suppliers by some of its customers. SJG contributed approximately 74.4% on a consolidated basis to SJI's net income.

         SJG's service territory covers approximately 2,500 square miles in the southern part of New Jersey. It includes 112 municipalities throughout Atlantic, Cape May, Cumberland and Salem Counties and portions of Burlington, Camden and Gloucester Counties, with an estimated permanent population of 1.2 million. SJG benefits from its proximity to Philadelphia and Wilmington on the western side of its service territory and Atlantic City and the burgeoning shore communities on the eastern side. Economic development and housing growth had long been driven by the development of the Philadelphia metropolitan area. In recent years, however, housing growth in the eastern portion of the service territory has increased substantially and now accounts for approximately half of SJG's annual customer growth. The foundation for growth in Atlantic City and the surrounding region rests primarily with new gaming and non-gaming investments that emphasize destination style attractions. The casino industry is expected to remain a significant source of regional economic development going forward. The ripple effect from Atlantic City continues to produce new housing, commercial

                                     SJI-4

and industrial construction. Combining with the gaming industry catalyst is the ongoing conversion of southern New Jersey's oceanfront communities from seasonal resorts to year round economies. New and expanded hospitals, schools, and large scale retail developments throughout the service territory have contributed to SJG's growth. Presently, SJG serves approximately 58% of households within its territory with natural gas. SJG also serves southern New Jersey's diversified industrial base that includes processors of petroleum and agricultural products; chemical, glass and consumer goods manufacturers; and high technology industrial parks.

         SJG serves 313,579 residential, commercial and industrial customers (at December 31, 2004) in southern New Jersey. Gas sales, transportation and capacity release for 2004 amounted to 132,847 MMcf (million cubic feet), of which 54,333 MMcf was firm sales and transportation, 2,635 MMcf was interruptible sales and transportation and 75,879 MMcf was off-system sales and capacity release. The breakdown of firm sales includes 27.1% residential, 9.6% commercial, 2.0% cogeneration and electric generation, .3% industrial and 61.0% transportation. At year-end 2004, SJG served 292,185 residential customers, 20,939 commercial customers and 455 industrial customers. This includes 2004 net additions of 8,463 residential customers, 534 commercial customers and 20 industrial customers.

         Under an agreement with Conectiv Inc., an electric utility serving southern New Jersey, SJG supplies natural gas to several electric generation facilities. This gas service is provided under the terms of a firm electric service tariff approved by the New Jersey Board of Public Utilities (BPU) on a demand/commodity basis. In 2004, 1.38 Bcf (billion cubic feet) was delivered under this agreement.

         SJG serviced 6 cogeneration facilities in 2004. Combined sales and transportation of natural gas to such customers amounted to approximately 3.6 Bcf in 2004.

         SJG makes wholesale gas sales for resale to gas marketers for ultimate delivery to end users. These "off-system" sales are made possible through the issuance of the Federal Energy Regulatory Commission (FERC) Orders No. 547 and
636. Order No. 547 issued a blanket certificate of public convenience and necessity authorizing all parties, which are not interstate pipelines, to make FERC jurisdictional gas sales for resale at negotiated rates, while Order No. 636 allowed SJG to deliver gas at delivery points on the interstate pipeline system other than its own city gate stations and release excess pipeline capacity to third parties. During 2004, off-system sales amounted to 21.3 Bcf. Also in 2004, capacity release and storage throughput amounted to 54.6 Bcf.

         Supplies of natural gas available to SJG that are in excess of the quantity required by those customers who use gas as their sole source of fuel (firm customers) make possible the sale and transportation of gas on an interruptible basis to commercial and industrial customers whose equipment is capable of using natural gas or other fuels, such as fuel oil and propane. The term "interruptible" is used in the sense that deliveries of natural gas may be terminated by SJG at any time if this action is necessary to meet the needs of higher priority customers as described in SJG's tariffs. Usage by interruptible customers, excluding off-system customers, in 2004 amounted to approximately 2.6 Bcf, approximately 2.0% of the total throughput.

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

         Retail sales by SJG are made under rate schedules within a tariff filed with and subject to the jurisdiction of the BPU. These rate schedules provide primarily for either block rates or demand/commodity rate structures. The tariff

                                     SJI-5

allows for the adjustment of revenues when temperatures are higher or lower than normal, thereby stabilizing SJG's income. In years which are warmer or colder than normal, SJG increases or decreases its revenue, respectively, to a level equivalent with that of normal temperatures. The tariff also contains provisions permitting the recovery of environmental remediation costs associated with former manufactured gas plant sites, energy efficiency and renewable energy program costs, consumer education program costs and low income program costs. These costs are recovered through SJG's Societal Benefits Clause. In addition, the tariff contains provisions permitting SJG to pass on to customers increases and decreases in the cost of purchased gas supplies. The cost of gas purchased from the utility by consumers is set annually by the BPU through a Basic Gas Supply Service ("BGSS") within SJG's tariff. When actual gas costs experienced by SJG are less than those charged to customers under BGSS, customer bills in the subsequent BGSS period(s) are reduced by returning the overrecovery with interest. When actual gas costs are more than is recovered through rates, SJG is permitted to charge customers more for gas in future periods for the underrecovery.

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

         In December 2002, the BPU approved the BGSS price structure. BGSS is the gas supply service being provided by the natural gas utility. Upon implementation of BGSS in 2003, customers have the ability to make more informed decisions regarding their choices of an alternate supplier by having a utility price structure that is more consistent with market conditions. Further, BGSS provides SJG with more pricing flexibility, through automatic rate changes, conceptually resulting in the reduction of over/under-recoveries. Although the BGSS price structure replaced the pricing structure in the previous rate clause, all other mechanisms from the previous clause, such as, but not limited to, deferred accounting treatment and the allowance for full recovery of natural gas costs, remain in place under BGSS.

         In July 2004, the BPU approved SJG's August 2002 petition and related agreements to transfer its appliance service business from the regulated utility. SJI had previously formed South Jersey Energy Service Plus (SJESP) to accommodate the transfer. SJESP purchased certain assets and assumed certain liabilities of the appliance service business for the net book value of $1.2 million. SJESP paid an additional $1.5 million for certain intangible assets and that amount was credited by SJG to its customers through the Remediation Adjustment Clause.

         In January 1997, the BPU granted SJG rate relief, which was predicated in part upon a 9.62% rate of return on rate base that included an 11.25% return on common equity. This rate relief provided for the recovery of cost-of-service recovery, including deferred costs, through base rates. Additionally, SJG's threshold for sharing pre-tax margins generated by interruptible and off-system sales and transportation had increased. As a result of this case, SJG kept 100% of pre-tax margins up to the threshold level of $7.8 million. The next $750,000 was credited to customers through the BGSS clause. Thereafter, SJG kept 20% of the pre-tax margins as it had historically.

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

                                     SJI-6

         Included in the base rate increase was a change to the sharing of pre-tax margins on interruptible and off-system sales and transportation. SJG now recovers through its base rates the $7.8 million that it had previously recovered through the sharing of pre-tax margins. As a result, the sharing of pre-tax margins now begins from dollar one, with SJG retaining 20%. Moreover, SJG now shares pre-tax margins from on-system capacity release sales, in addition to the interruptible and off-system sales and transportation. Effective July 1, 2006, the 20% retained by SJG will decrease to 15% of such margins.

         As part of the overall settlement effective July 8, 2004, SJG is providing customers with an offsetting $38.9 million in rate reductions. These reductions are being provided to customers through the reduction and elimination of rates associated with SJG's various clauses and did not negatively impact SJG's net income. Under those clauses, costs incurred by SJG were being billed to customers on a dollar-for-dollar basis and these reductions do not negatively impact SJG's net income.

         Additional information on regulatory affairs is incorporated by reference to Notes 1, 6, 9, 10,11 and 13 of SJI's Annual Report to Shareholders for the year ended December 31, 2004 which is attached to this report. See Item 15(b)(13).

         South Jersey Energy Company

         SJE, a New Jersey corporation established by SJI in 1973, is a wholly owned non-utility subsidiary of SJI and provides services for the acquisition and transportation of natural gas and electricity for retail end users, markets total energy management services, and markets an air quality monitoring system. As of December 31, 2004, SJE marketed natural gas to 76,424 customers, of which 73,424 were residential customers. All of SJE's residential gas customers and most of its commercial and industrial customers are located within southern New Jersey. In 2004, SJE was profitable and contributed approximately 12.5% on a consolidated basis to SJI's net income. The majority of this contribution was derived from retail gas marketing.

         South Jersey Resources Group

         SJRG is a wholly owned non-utility subsidiary of SJI, formed in 1996. SJRG markets natural gas storage, commodity and transportation assets on a wholesale basis. Customers include energy marketers, electric and gas utilities and natural gas producers. SJRG's marketing activities occur mainly in the mid-Atlantic and southern regions of the country. SJRG also provides natural gas commodity risk management services to other SJI subsidiaries. In 2004, SJRG transacted 78.5 Bcf of natural gas. SJRG contributed approximately 7.7% on a consolidated basis to SJI's net income.

         Marina Energy

         Marina Energy LLC is a limited liability company formed in New Jersey in 2000 and is wholly owned by SJI. Marina develops and operates energy-related projects. Marina's largest project is an energy plant that provides for the thermal needs of the Borgata Hotel Casino and Spa in Atlantic City. The facility consists of a production facility and a distribution and interconnection system located in the area of Atlantic City referred to as Renaissance Point. The production facility consists of hot and chilled water production equipment, emergency electric generating equipment and related equipment. The facility is located adjacent to the Borgata and in close proximity to other potential customer sites. The distribution system consists of both hot and chilled water piping, manholes, valves, heat exchangers, controls and electrical devices. The system commences within the Marina Thermal Facility and connects to the Borgata via underground pipes and electric distribution lines.

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

                                     SJI-7

         Other than the Borgata thermal facility, Marina had completed three smaller energy projects and was in the process of developing two additional projects as of December 31, 2004. Marina contributed approximately 6.0% on a consolidated basis to SJI's net income.

         South Jersey Energy Service Plus

         South Jersey Energy Service Plus, LLC (SJESP) is a limited liability company formed in New Jersey in 2003 and is wholly owned by SJI. SJESP installs residential and small commercial HVAC systems and services appliances via the sale of appliance service programs as well as on a time and material basis. SJESP serves southern New Jersey where it is the largest local appliance service company with 50 experienced technicians and installers. As of December 31, 2004, SJESP had 76,757 appliance service contracts for the repair and maintenance of major appliances, such as house heaters, gas ranges, and electric central air conditioning units. SJESP contributed approximately 1.1% on a consolidated basis to SJI's net income.

Raw Materials

         South Jersey Gas Company

         Transportation and Storage Agreements

         SJG has direct connections to two interstate pipeline companies, Transcontinental Gas Pipeline Corporation (Transco) and Columbia Gas Transmission Corporation (Columbia). During 2004, SJG purchased and had delivered approximately 43.2 Bcf of natural gas for distribution to both on-system and off-system customers. Of this total, 31.5 Bcf was transported on the Transco pipeline system and 11.7 Bcf was transported on the Columbia pipeline system. SJG also secures firm transportation and other long term services from three additional pipelines upstream of the Transco and Columbia systems. They include: Columbia Gulf Transmission Company (Columbia Gulf), Texas Gas Transmission Corporation (Texas Gas) and Dominion Transmission Inc. (Dominion). Services provided by these upstream pipelines are utilized to deliver gas into either the Transco or Columbia systems for ultimate delivery to SJG. Services provided by all of the above mentioned pipelines are subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC).

         Transco:

         Transco is SJG's largest supplier of long-term gas transmission services. These services include five year-round and one seasonal firm transportation (FT) service arrangements. When combined, these services enable SJG to purchase from third parties and have delivered to its city gate stations by Transco a total of 169,589 Thousand Cubic Feet of gas per day ("Mcf/d"). The terms of the year-round agreements extend for various periods from 2005 to 2010 while the term of the seasonal agreement extends to 2011.

         SJG also has seven long-term gas storage service agreements with Transco that, when combined, are capable of storing approximately 10.1 Bcf. Through these services, SJG can inject gas into market area storage during periods of low demand and withdraw gas at a rate of up to 86,973 Mcf per day during periods of high demand. The terms of the storage service agreements extend for various periods from 2005 to 2017.

         Dominion:

         SJG has a storage service with Dominion which provides a maximum withdrawal capacity of 9,662 Mcf per day during the period between November 16 and March 31 of winter season with 408,696 Mcf of storage capacity. Gas is delivered through both the Dominion and Transco pipeline systems.

                                     SJI-8

         Columbia:

         SJG has two firm transportation agreements with Columbia which, when combined, provide for 43,500 Mcf/d of firm deliverability.

         SJG also subscribes to a firm storage service from Columbia, to March 31, 2009, which provides a maximum withdrawal quantity of 51,102 Mcf/d during the winter season with an associated 3,355,557 Mcf of storage capacity.

         Gas Supplies

         SJG has two long-term gas supply agreements with a single producer and marketer that expire in 2006. Under these agreements, SJG can purchase up to 6,798,628 Mcf of natural gas per year. When advantageous, SJG can purchase spot supplies of natural gas in place of or in addition to those volumes reserved under long-term agreements. In recent years, SJG has replaced long-term gas supply contracts with short-term agreements. The short-term agreements are typically for several months in duration.

         Supplemental Gas Supplies

         During 2004 SJG entered into a Liquefied Natural Gas (LNG) liquefaction service agreement with a third party provider which extends through March 31, 2005. SJG's contract quantity under the agreement is 232,744 Mcf. LNG supplied by this vendor is transported to SJG's New Jersey LNG storage facility by truck.

         SJG operates peaking facilities which can store and vaporize LNG for injection into its distribution system. SJG's LNG facility has a storage capacity equivalent to 404,000 Mcf of natural gas and has an installed capacity to vaporize up to 90,000 Mcf of LNG per day for injection into its distribution system.

         SJG also operates a high pressure pipe storage field at its New Jersey LNG facility which is capable of storing 12,000 Mcf of gas and injecting up to 10,000 Mcf/d of gas per day into SJG's distribution system.

         Peak-Day Supply

         SJG plans for a winter season peak-day demand on the basis of an average daily temperature of 2 degrees F. Gas demand on such a design day was estimated for the 2004-2005 winter season to be 511,363 Mcf. SJG projects that it has adequate supplies and interstate pipeline entitlements to meet its design requirements. On January 10, 2004, SJG experienced its highest peak-day demand for the year of 407,207 Mcf with an average temperature of 11.51 degrees F.

         Natural Gas Prices

         SJG's average cost of natural gas purchased and delivered in 2004, 2003 and 2002, including demand charges, was $7.39 per Mcf, $6.74 per Mcf and $4.46 per Mcf, respectively.

         South Jersey Energy Company

         Transportation and Storage Agreements

         Access to gas suppliers and cost of gas are significant to the operations of SJE. No material part of the business of SJE is dependent upon a single customer or a few customers. SJE purchases delivered gas only, primarily from SJRG. Consequently, SJE maintains no transportation or storage agreements.

                                     SJI-9

         South Jersey Resources Group

         Transportation and Storage Agreements

         National Fuel Gas Supply Corporation:

         SJRG has a long-term storage service agreement with National Fuel Gas Supply Corporation (National Fuel) with a primary term which extends through March 31, 2006, under which up to 2,716,000 Mcf of gas may be stored during the summer season and up to 23,200 Mcf per day may be withdrawn during the winter season. SJRG has entered into a new 3-year contract with National Fuel for an additional 2,030,000 Mcf of similar storage capacity as of April 1, 2005.

         SJRG also has a long-term firm transportation agreement with National Fuel associated with the above mentioned storage service, with a primary term which extends through March 31, 2006. Under this agreement, National Fuel will provide SJRG with a maximum daily injection transportation quantity of 18,500 Mcf with primary receipt points on Tennessee Gas Pipeline and National Fuel's system storage. The agreement also provides for a maximum daily withdrawal transportation quantity of 23,200 Mcf with primary delivery points on Transcontinental Gas Pipe Line and National Fuel's system storage.

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

         Non-Utility Companies

         Among SJI's non-utility activities, retail gas marketing has a seasonal pattern similar to SJG's. Activities such as wholesale gas marketing, air monitoring, energy services, and energy project development do not follow seasonal patterns. Other activities such as retail electric marketing and appliance service can have seasonal earnings patterns that are different from the utility. While growth in the earnings contributions from non-utility operations has improved SJI's second and third quarter net income levels, the first and fourth quarters remain the periods where most of SJI's revenues and net income is produced.

                                     SJI-10

Working Capital Practices

         Reference is made to "Liquidity and Capital Resources" on page 18 of the SJI's Annual Report to Shareholders for the year ended December 31, 2004 which is attached to this report.

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

Competition

         South Jersey Gas Company

         SJG's franchises are non-exclusive, however, no other utility provides natural gas service within its territory. SJG does not expect any other utilities to do so in the foreseeable future because of the extensive investment required for utility plant and related costs. SJG competes with oil, propane and electricity suppliers for residential, commercial and industrial users. SJG competes with alternative fuel source providers based upon price, convenience and environmental factors. The market for natural gas commodity sales is subject to competition as a result of deregulation. Through its tariff, SJG has promoted competition while maintaining its margins. Substantially all of SJG's profits are from the transportation, rather than the sale, of the commodity. SJG has maintained its focus on being a low-cost provider of natural gas. SJG also competes with other marketers/brokers in the selling of wholesale natural gas services.

         Non-Utility Companies

         SJE competes with a number of other marketers/brokers in selling retail natural gas and electricity. SJE competes based upon a combination of effective customer acquisition efforts and pricing. Retail natural gas competition includes SJG, other utilities, and alliances which include other utility companies and independent marketers. Retail electric competition is similar to that of retail natural gas, excluding SJG. SJRG competes with other wholesale gas marketers based upon a combination of familiarity with the markets we serve and price. Marina competes with other energy project development companies on specific projects. That competition is based upon reputation, service, and price. SJESP competes with numerous other companies, both large and small, that service appliances and install HVAC systems based upon reputation, service, and price.

Research

         During the last three fiscal years, neither SJI nor any of its subsidiaries engaged in research activities to any material extent.

                                     SJI-11

Environmental Matters

         Information on environmental matters for SJI and its subsidiaries is incorporated by reference to Note 13 on page 37 of the SJI Annual Report to Shareholders for the year ended December 31, 2004 which is attached to this report.

Employees

         SJI and its subsidiaries had a total of 633 employees as of December 31, 2004. Of that total, 375 employees are unionized. Employees totaling 329 and 46 unionized employees are covered under collective bargaining agreements that expire in January 2009 and January 2008, respectively. We consider relations with employees to be good.

Financial Information About Foreign and Domestic Operations and Export Sales

         SJI has no foreign operations and export sales have not been a significant part of SJI's business.


                               Item 2. Properties

         The principal property of SJI consists of SJG's gas transmission and distribution systems that include mains, service connections and meters. The transmission facilities carry the gas from the connections with Transco and Columbia to SJG's distribution systems for delivery to customers. As of December 31, 2004, there were approximately 92 miles of mains in the transmission systems and 5,478 miles of mains in the distribution systems.

         SJG owns office and service buildings, including its corporate headquarters, at seven locations in the territory. There is also a liquefied natural gas storage and vaporization facility at one of these locations.

         As of December 31, 2004, SJG's utility plant had a gross book value of $957.3 million and a net book value, after accumulated depreciation, of $732.8 million. In 2004, $68.6 million was spent on additions to utility plant and there were retirements of property having an aggregate gross book cost of $5.9 million. SJI's total construction and remediation expenditures for 2005 are expected to total $87.2 million.

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

         Non-utility property and equipment totaling $67.1 million consists primarily of Marina's energy projects, in particular the thermal energy plant in Atlantic City, N.J.

         EMI owns 235 acres of land in Vineland, New Jersey.

         South Jersey Fuel, Inc., an inactive subsidiary, owns land and a building in Deptford Township and owns real estate in Upper Township, New Jersey.

         R&T Castellini, Inc., an inactive subsidiary, owns land and buildings in Vineland, New Jersey.

         SJI owned approximately 139 acres of land in Folsom, New Jersey, and approximately 3.41 acres of land in Linwood, New Jersey as of December 31, 2004. SJI sold the Linwood property in February 2005 for $600,000.

                                     SJI-12

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


           Item 4. Submission Of Matters To A Vote of Security Holders

         No matter was submitted to a vote of security holders during the fourth quarter of the 2004 fiscal year.


                 Item 4-A. Executive Officers of the Registrant

        Name              Age         Positions with SJI

 Edward J. Graham         47     President & Chief Executive Officer
 David A. Kindlick        50     Vice President & Chief Financial Officer
 Jeffrey E. DuBois        46     Vice President
 Richard J. Jackson       55     Vice President
 Michael J. Renna         37     Vice President
 Albert V. Ruggiero       56     Vice President
 Richard H. Walker, Jr.   54     Vice President, Corporate Counsel &
                                  Corporate Secretary


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

         Jeffrey E. DuBois was elected Assistant Vice President, Gas Supply and Off-System Sales of SJG in January 2002. Mr. DuBois was elected Senior Vice President, Gas Supply and Delivery of SJG and Vice President of SJI in January 2004.

         Richard J. Jackson was elected Assistant Vice President, Division Operations of SJG in October 1989, Vice President, Division Operations in April 1992, Vice President, Production & Transmission in July 1993, Senior Vice President, Operations in April 1998, and Executive Vice President and Chief Operating Officer in March 2002. Mr. Jackson was elected as Vice President of SJI in January 2004.

         Michael J. Renna was elected Assistant Vice President of SJI in January 2002 and Vice President in January 2004. Mr. Renna was elected Vice President of SJE in January 2002 and President in January 2004.

                                     SI-13

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

                                     SJI-14

                                     PART II


              Item 5. Market for the Registrant's Common Stock and
                           Related Stockholder Matters

         Information required by this item is incorporated by reference to Note 4 on pages 30 and 31 of SJI's Annual Report to Shareholders for the year ended December 31, 2004 which is attached to this report.

         In December 2004, non-employee members of SJI's Board of Directors received an aggregate of 2,610 shares of unregistered stock, valued at that time at $130,265, as part of their compensation for serving on the Board.


                         Item 6. Selected Financial Data

         Information required by this item is incorporated by reference to page 1 of SJI's Annual Report to Shareholders for the year ended December 31, 2004 which is attached to this report.


           Item 7. Management's Discussion and Analysis of Results of
                       Operations and Financial Condition

         Information required by this item is incorporated by reference to pages 12 through 21 of SJI's Annual Report to Shareholders for the year ended December 31, 2004 which is attached to this report.


      Item 7A. Quantitative and Qualitative Disclosures about Market Risks

         Information required by this item is incorporated by reference to the section entitled "Market Risks" on pages 19 and 20 of SJI's Annual Report to Shareholders for the year ended December 31, 2004, which is attached to this report.


               Item 8. Financial Statements and Supplementary Data

         Information required by this item is incorporated by reference to pages 22 through 38 of SJI's Annual Report to Shareholders for the year ended December 31, 2004 which is attached to this report.


            Item 9. Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure

                                      None

                        Item 9A. Controls and Procedures

         Evaluation of Disclosure Controls and Procedures - Management has established controls and procedures to ensure that material information relating to SJI, including its consolidated subsidiaries, is made known to the officers who certify its financial reports and to other members of senior management and the Board of Directors.

         Based upon their evaluation as of December 31, 2004, the principal executive officer and the principal financial officer of SJI have concluded that

                                     SJI-15

the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) employed at SJI are effective to ensure that the information required to be disclosed by SJI in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

         No change in SJI's internal control over financial reporting occurred during SJI's fourth fiscal quarter.


         Management's Report on Internal Control Over Financial Reporting - Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commision. Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2004. Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is incorporated by reference.


                           Item 9B. Other Information

                                      None

                                     SJI-16


                                    PART III


           Item 10. Directors and Executive Officers of the Registrant

         Information concerning Directors may be found under the captions "Director Elections," "Nominees," "Directors Continuing in Office," and "Security Ownership" in our definitive proxy statement for our 2005 Annual Meeting of Shareholders (the "2005 Proxy Statement"), which will be filed within the Commission within 120 days after the close of our fiscal year. Such information is incorporated herein by reference. Information required by this item relating to the executive officers of SJI is set forth in Item 4-A of this report.

Code of Ethics

         The Company has adopted a Code of Ethics for its Principal Executive, Financial and Accounting Officers. It is available on SJI's website, www.sjindustries.com by clicking "Investors" and then "Corporate Governance." We will post any amendment to or waiver of the Code to our website.


                         Item 11. Executive Compensation

         Information concerning executive compensation may be found under the captions "Compensation/Pension Committee Report on Executive Compensation" and "Executive Compensation" of our 2005 Proxy Statement. Such information is incorporated herein by reference.


     Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information in our 2005 Proxy Statement set forth under the caption "Security Ownership" is incorporated herein by reference.

             Item 13. Certain Relationships and Related Transactions

         The information in our 2005 Proxy Statement set forth under the caption "The Board of Directors" and the subcaption "Certain Relationships" is incorporated herein by reference.

                 Item 14. Principal Accountant Fees and Services

         The information in our 2005 Proxy Statement set forth under the caption "Ratification of Appointment of Independent Registered Public Accounting Firm" is incorporated herein by reference.

                                     SJI-17


                                     PART IV

               Item 15. Exhibits and Financial Statement Schedule

(a) Listed below are all financial statements and schedules filed as part of this report:

         1 - The consolidated financial statements and notes to consolidated financial statements together with the report thereon of Deloitte & Touche LLP, dated March 2, 2005, are incorporated herein by reference to pages 21 through 37 of SJI's Annual Report to Shareholders for the year ended December 31, 2004 which is attached to this report.

         2 - Supplementary Financial Information

         Information regarding selected quarterly financial data is incorporated herein by reference to page 38 of SJI's Annual Report to Shareholders for the year ended December 31, 2004 which is attached to this report.

         Supplemental Schedules as of December 31, 2004 and 2003 and for the three years ended December 31, 2004, 2003, and 2002:

         Report of Independent Registered Public Accounting Firm of Deloitte & Touche LLP, Auditors of SJI (page 24).

         Schedule I - Statements of Income, Statements of Comprehensive Income, Statements of Retained Earnings, Statements of Cash Flows and Balance Sheets of SJI (pages 27-29).

         Schedule II - Valuation and Qualifying Accounts (page 30).

         All schedules, other than that listed above, are omitted because the information called for is included in the financial statements filed or because they are not applicable or are not required.

         3 - See Item 15(b)(13)

 (b) List of Exhibits (Exhibit Number is in Accordance with the Exhibit Table i
 Item 601 of Regulation S-K).

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

                                     SJI-18

Exhibit                              Description                                       Reference
Number

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

                                     SJI-19


Exhibit                              Description                                       Reference
Number

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

(10)(i)(k)          Amendment to gas transportation agreement        Incorporated by reference from Exhibit
                    dated December 20, 1991 between South Jersey     (10)(i)(k) of Form 10-K for 1993 (1-6364).
                    Gas Company and Transco dated October 5, 1993.

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

                                     SJI-20


Exhibit                              Description                                       Reference
Number

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

(10)(l)(e)*         Schedule of Officer Employment Agreements.       Incorporated by reference from Exhibit
                                                                     (10)(l)(e) of Form 10-K of SJI for 2003.

(10)(l)(f)*         Officer Severance Benefit Program for all        Incorporated by reference from Exhibit
                    officers.                                        (10)(l)(g) of Form 10-K for 1985 (1-6364).


                                     SJI-21

Exhibit                              Description                                       Reference
Number

(10)(l)(i)*         Supplemental Executive Retirement Program, as    Incorporated by reference from Exhibit
                    amended and restated effective July 1, 1997,     (10)(l)(i) of Form 10-K for 1997 (1-6364). and
                    Form of Agreement between certain SJI or
                    subsidiary officers.

(10)(l)(j)*         South Jersey Industries, Inc. 1997               Incorporated by reference from Exhibit
                    Stock-Based Compensation Plan (As Amended and    (10)(l)(j) of Form 10-K for 1999 (1-6364).
                    Restated Effective January 1, 1999).

(10)(m)             Three-year Revolving Credit Agreement for SJI    Incorporated by reference from Exhibit 10.1
                                                                     of Form 10-Q of SJI as filed November 9, 2004.

(10)(n)(a)          Three-year Revolving Credit Agreement for SJG    Incorporated by reference from Exhibit 10.2
                                                                     of Form 10-Q of SJI as filed on November 14,
                                                                     2003.

(10)(n)(b)          First Amendment to Three Year Revolving          Incorporated by reference from Exhibit 10.2
                    Credit Agreement                                 of Form 10-Q of SJI as filed on November 9,
                                                                     2004.

(10)(o)(a)          Amended and Restated Letter of Credit and
                    Reimbursement Agreement (filed herewith)

(10)(o)(b)          First Amendment To Amended and Restated
                    Letter of Credit and Reimbursement Agreement
                    (filed herewith)

(10)(o)(c)          Second Amendment To Amended and Restated
                    Letter of Credit and Reimbursement Agreement
                    (filed herewith)

(10)(o)(d)          Third Amendment To Amended and Restated
                    Letter of Credit and Reimbursement Agreement
                    (filed herewith)

(12)                Calculation of Ratio of Earnings to Fixed
                    Charges (Before Federal Income Taxes) (filed herewith).

(13) The Annual Report to Shareholders of SJI for the year ended December 31, 2004 is filed as an exhibit hereto solely to the extent portions are specifically incorporated by reference herein (filed herewith).

(14)                Code of Ethics.                                  Incorporated by reference from Exhibit (14)
                                                                     of Form 10-K of SJI as filed for 2003.

                                     SJI-22


Exhibit             Description                                                        Reference
Number

(18)                Preferability Letter from Independent            Incorporated by reference from Exhibit (18)
                    Auditors'  Re:  Pension Measurement              of Form 10-K of SJI as filed for 2003.
                    Date.

(21)                Subsidiaries of the Registrant (filed herewith).

(23)                Independent Registered Public Accounting Firm's
                    Consent (filed herewith).

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


                                     SJI-23


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          SOUTH JERSEY INDUSTRIES, INC.



                            BY:      /s/ David A. Kindlick
                                     ---------------------
                                     David A. Kindlick
                                     Vice President & Chief Financial Officer

                                     Date  March 7, 2005
                                           -----------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                             Title                     Date



/s/ Edward J. Graham        President,  Chief Executive Officer    March 7, 2005
--------------------------  and Director
(Edward J. Graham)          (Principal Executive Officer)


/s/ David A. Kindlick       Vice President & Chief                 March 7, 2005
--------------------------  Financial Officer
(David A. Kindlick)        (Principal Financial and Accounting Officer)


/s/ Richard H. Walker, Jr.  Vice President, Corporate Counsel      March 7, 2005
--------------------------  and Corporate Secretary
(Richard H. Walker, Jr.)



/s/ Charles Biscieglia      Chairman of the Board                  March 7, 2005
--------------------------
(Charles Biscieglia)



/s/ Shirli M. Billings      Director                               March 7, 2005
--------------------------
(Shirli M. Billings)



/s/ Helen R. Bosley         Director                               March 7, 2005
--------------------------
(Helen R. Bosley)

                                     SJI-24

Signature                         Title                                 Date



/s/ Thomas A. Bracken        Director                              March 7, 2005
-------------------------
(Thomas A. Bracken)



/s/ Keith S. Campbell        Director                              March 7, 2005
--------------------------
(Keith S. Campbell)



/s/ Sheila Hartnett-Devlin   Director                              March 7, 2005
---------------------------
(Sheila Hartnett-Devlin)



/s/ W. Cary Edwards          Director                              March 7, 2005
--------------------------
(W. Cary Edwards)



/s/ William J. Hughes        Director                              March 7, 2005
--------------------------
(William J. Hughes)



/s/ Herman D. James          Director                              March 7, 2005
--------------------------
(Herman D. James)



/s/ Frederick R. Raring      Director                              March 7, 2005
--------------------------
(Frederick R. Raring)

                                     SJI-25


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of South Jersey Industries, Inc.


We have audited the consolidated financial statements of South Jersey Industries, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, and the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, and have issued our reports thereon dated March 2, 2005; such consolidated financial statements and reports are included in your 2004 Annual Report to Shareholders and are incorporated herein by reference. Our report on the Company's consolidated financial statements expresses an unqualified opinion and includes explanatory paragraphs with respect to the restatement of the 2003 balance sheet for the classification of prepaid pension assets from current assets to noncurrent assets and the change in the method of accounting for energy-related contracts to conform with the rescission of EITF 98-10 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" in 2003. Our audits also included the consolidated financial statement schedules of the Company listed in Item 15(a)2. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
March 2, 2005

                                     SJI-26

                      SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
                                 STATEMENTS OF INCOME
                                    (In Thousands)

                                           2004         2003          2002
                                        -----------  ------------  ------------

Operating Revenues                         $ 2,491       $ 2,216       $ 1,483

Operating Expenses:
  Operations                                 4,146         3,176         1,901
  Depreciation                                 102            80            60
  Energy and Other Taxes                       391           295           175
                                        -----------  ------------  ------------
        Total Operating Expenses             4,639         3,551         2,136

         Operating Loss                     (2,148)       (1,335)         (653)
                                        -----------  ------------  ------------

Other Income:
  Equity in Earnings of Subs                43,038        33,643        28,658
  Other                                        417           478           718
                                        -----------  ------------  ------------

        Total Other Income                  43,455        34,121        29,376
                                        -----------  ------------  ------------

  Interest Charges                             619           497           519
  Income Taxes                              (1,519)       (1,084)         (462)
  Equity in Affiliated Companies              (766)         (754)         (746)
                                        -----------  ------------  ------------

       Income from Continuing
         Operations                         42,973      $ 34,127      $ 29,412

Discontinued Operations - Net                    -          (275)            -
Equity in Undistributed Earnings of
 Discontinued Subsidiaries                    (680)         (499)         (424)
                                        -----------  ------------  ------------

      Net Income Applicable to
        Common Stock                      $ 42,293      $ 33,353      $ 28,988
                                        ===========  ============  ============

See South Jersey Industries, Inc. and Subsidiaries Notes to Consolidated Financial Statements incorporated by reference in Part II, Item 8.


                      SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
                          Statements of Comprehensive Income
                                    (In Thousands)

                                           2004         2003          2002
                                        -----------  ------------  ------------

Net Income Applicable to Common Stock     $ 42,293      $ 33,353      $ 28,988
                                        -----------  ------------  ------------
Other Comprehensive Income (Loss):
  Minimum Pension Liability
   Adjustment - Net                              -           803          (771)
                                        -----------  ------------  ------------

Total Other Comprehensive Income (Loss)          -           803          (771)
                                        -----------  ------------  ------------
Comprehensive Income                      $ 42,293      $ 34,156      $ 28,217
                                        ===========  ============  ============

See South Jersey Industries, Inc. and Subsidiaries Notes to Consolidated Financial Statements incorporated by reference in Part II, Item 8.

                      SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
                            Statement of Retained Earnings
                                    (In Thousands)

                                           2004         2003          2002
                                        -----------  ------------  ------------

Retained Earnings - Beginning             $ 91,638      $ 78,002      $ 67,218
Net Income Applicable to Common Stock       42,293        33,353        28,988
                                        -----------  ------------  ------------
                                           133,931       111,355        96,206

Dividends Declared - Common Stock          (22,534)      (19,717)      (18,204)
                                        -----------  ------------  ------------

Retained Earnings - Ending               $ 111,397      $ 91,638      $ 78,002
                                        ===========  ============  ============

See South Jersey Industries, Inc. and Subsidiaries Notes to Consolidated Financial Statements incorporated by reference in Part II, Item 8.

                                     SJI-27



                   SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                    FOR THE TWELVE MONTHS ENDED DECEMBER 31,
                                 (In Thousands)

                                                                        2004              2003              2002
                                                                    --------------    --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income Applicable to Common Stock                                    $ 42,293          $ 33,353          $ 28,988
                                                                    --------------    --------------    --------------



Adjustments to Reconcile Net Income to Cash
 Flows Provided by Operating Activities:
  Equity in Earnings of Subsidiaries                                      (42,358)          (33,144)          (28,234)
  Depreciation                                                                102                83                66
  Deferred and Non-Current Income Taxes and Credits - Net                     (89)              300               329
  Environmental Remedition Costs - Net                                          -               (61)              (11)
  Additional Pension Contribution                                          (1,126)             (468)             (750)

  Changes in:
    Accounts Receivable                                                        99               (80)              (17)
    Receivables with Associated Companies - Net                              (257)             (196)             (103)
    Prepayments and Other Current Assets                                      (68)              (47)               (8)
    Prepaid and Accrued Taxes - Net                                        (1,175)              482              (511)
    Accounts Payables & Other Current Liabilities                             659               549            (5,389)
  Other - Assets                                                               47               864              (104)
  Other - Liabilities                                                         718              (443)              347
                                                                    --------------    --------------    --------------

Total Cash (Used In) Provided by Operating Activities                      (1,155)            1,192            (5,397)
                                                                    --------------    --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Return of Investment (Investment in) Affiliates                               134              (254)             (286)
Capital Expenditures                                                          (82)             (153)             (125)
Dividends from Subsidiaries                                                 9,123            10,500            10,700
Equity Infusion To Subsidiaries                                           (19,000)          (30,700)           (2,500)
                                                                    --------------    --------------    --------------

Net Cash (Used In) Provided by Investing Activities                        (9,825)          (20,607)            7,789
                                                                    --------------    --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net (Repayments) Borrowings of Associated Companies                        (6,648)          (10,970)            9,528
Net Borrowings (Repayments) from Lines of Credits                          13,700            13,000            (4,260)
Dividends on Common Stock                                                 (22,534)          (19,717)          (18,204)
Proceeds from Sale of Common Stock                                         26,662            37,170            10,926
                                                                    --------------    --------------    --------------

Net Cash Provided by (Used In) Financing Activities                        11,180            19,483            (2,010)
                                                                    --------------    --------------    --------------

NET INCREASE  IN CASH AND CASH EQUIVALENTS                                    200                68               382

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 YEAR                                                                         589               521               139
                                                                    --------------    --------------    --------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                    $ 789             $ 589             $ 521
                                                                    ==============    ==============    ==============

See South Jersey Industries, Inc. and Subsidiaries Notes to Consolidated Financial Statements
incorporated by reference in Part II, Item 8.

                                     SJI-28

                         SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
                                       BALANCE SHEETS
                                       (In Thousands)


                                                    2004             2003
                                                 -------------   --------------

Assets

Property Plant and Equipment:
    Nonutility Property, Plant and Equipment,
     at cost                                          $ 1,337          $ 1,340
    Accumulated Depreciation                             (278)            (253)
                                                 --------------  --------------

      Property, Plant and Equipment - Net               1,059            1,087
                                                 --------------  --------------

Investments:
  Investments in Subsidiaries                         347,858          295,623
  Available-for-Sale Securities                            14               53
  Investment in Affiliates                              1,249            1,382
                                                 --------------  --------------

      Total Investments                               349,121          297,058
                                                 --------------  --------------
-
Current Assets:
  Cash and Cash Equivalents                               789              589
  Notes Receivable - Associated Companies              33,448           26,645
  Accounts Receivable                                      11              110
  Accounts Receivable - Associated Companies            2,288            2,132
  Other                                                   213              132
                                                 --------------  --------------

       Total Current Assets                            36,749           29,608
                                                 --------------  --------------

Other Noncurrent Assets                                 2,808            1,347
                                                 --------------  --------------

             Total Assets                           $ 389,737        $ 329,100
                                                 =============   ==============

Capitalization and Liabilities

Common Equity:
   Common Stock SJI
    Par Value $1.25 a share
    Authorized - 20,000,000 shares
    Outstanding - 13,879,968 shares
     and 13,229,001                                  $ 17,350         $ 16,536
   Premium on Common Stock                            212,211          186,316
   Retained Earnings                                  111,397           91,638
                                                 --------------  --------------
      Total Common Equity                             340,958          294,490
                                                 --------------  --------------

Current Liabilities:
   Notes Payable - Banks                               39,300           25,600
   Notes Payable - Associated Companies                 5,920            5,765
   Accounts Payable                                     1,535            1,247
   Accounts Payable to Associated Companies               512              614
   Taxes Accrued                                       (1,580)            (406)
   Other Current Liabilities                              660              264
                                                 --------------  --------------

      Total Current Liabilities                        46,347           33,084
                                                 --------------  --------------

Other Noncurrent Liabilities                            2,432            1,526
                                                 --------------  --------------

           Total Capitalization and Liabilities     $ 389,737        $ 329,100
                                                 ==============  ==============

See South Jersey Industries, Inc. and Subsidiaries Notes to Consolidated Financial Statements incorporated by reference in Part II, Item 8.

                                     SJI-29

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
---------------------------------------------------------------------------------------------------------------------------

Provision for Uncollectible
Accounts for the Year Ended
December 31, 2004                             $3,565         $1,171             $1,716         $2,957          $3,495


Provision for Uncollectible
Accounts for the Year Ended
December 31, 2003                             $3,612         $3,245               $596         $3,888          $3,565


Provision for Uncollectible
Accounts for the Year Ended
December 31, 2002                             $2,661         $4,148               $298         $3,495          $3,612




(a)  Recoveries of accounts previously written off and minor adjustments.

(b)  Uncollectible accounts written off.

                                     SJI-30