Form 10-Q
period 2005-03-31
SOUTH JERSEY INDUSTRIES INC
filed 2005-05-10
CIK 91928

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

         For the quarterly period ended March 31, 2005

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

As of May 6, 2005, there were 13,976,730 shares of the registrant's common stock outstanding.


================================================================================
                                     SJI-1

                         PART I -- FINANCIAL INFORMATION



             Item 1. Financial Statements -- See Pages 3 through 25

                                     SJI-2

                 SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (In Thousands Except for Per Share Data)

                                                            Three Months Ended
                                                                 March 31,
                                                       -------------------------
                                                           2005          2004
                                                       -----------   -----------

Operating Revenues:
  Utility                                               $ 212,167     $ 197,414
  Nonutility                                              116,403       110,196
                                                       -----------   -----------

      Total Operating Revenues                            328,570       307,610
                                                       -----------   -----------

Operating Expenses:
  Cost of Sales - Utility                                 141,975       132,250
  Cost of Sales - Nonutility                              103,141       100,989
  Operations                                               20,197        16,101
  Maintenance                                               1,493         1,345
  Depreciation                                              5,873         6,600
  Energy and Other Taxes                                    5,158         4,872
                                                       -----------   -----------

      Total Operating Expenses                            277,837       262,157
                                                       -----------   -----------

Operating Income                                           50,733        45,453

Other Income and Expense                                      384           721

Interest Charges                                            5,305         4,960
                                                       -----------   -----------

Income Before Income Taxes                                 45,812        41,214

Income Taxes                                               19,114        16,911

Equity in Affiliated Companies                                194           156
                                                       -----------   -----------

Income from Continuing Operations                          26,892        24,459

Loss from Discontinued Operations - Net                      (144)         (140)
                                                       -----------   -----------

      Net Income                                         $ 26,748      $ 24,319
                                                       ===========   ===========

Basic Earnings Per Common Share:
  Continuing Operations                                    $ 1.93        $ 1.83
  Discontinued Operations - Net                             (0.01)        (0.01)
                                                       -----------   -----------

      Basic Earnings Per Common Share                      $ 1.92        $ 1.82
                                                       ===========   ===========

Average Shares of Common Stock Outstanding - Basic         13,900        13,392

Diluted Earnings Per Common Share:
  Continuing Operations                                    $ 1.92        $ 1.82
  Discontinued Operations - Net                             (0.01)        (0.01)
                                                       -----------   -----------

      Diluted Earnings Per Common Share                    $ 1.91        $ 1.81
                                                       ===========   ===========

Average Shares of Common Stock Outstanding - Diluted       14,000        13,461

Dividends Declared per Common Share                       $ 0.425       $ 0.405
                                                       ===========   ===========

The accompanying footnotes are an integral part of the financial statements.

                                     SJI-3

                 SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (Continued)
                    (In Thousands Except for Per Share Data)

                                                           Three Months Ended
                                                                March 31,
                                                       ------------------------
                                                           2005        2004
                                                       -----------  -----------

Pro Forma Earnings Per Share
   Based on Approved Stock Split (See Note 3):

Basic Earnings Per Common Share:
  Continuing Operations                                   $ 0.967      $ 0.913
  Discontinued Operations - Net                            (0.005)      (0.005)
                                                       -----------  -----------

      Basic Earnings Per Common Share                     $ 0.962      $ 0.908
                                                       ===========  ===========

Average Shares of Common Stock Outstanding - Basic         27,800       26,784

Diluted Earnings Per Common Share:
  Continuing Operations                                   $ 0.960      $ 0.908
  Discontinued Operations - Net                            (0.005)      (0.005)
                                                       -----------  -----------

      Diluted Earnings Per Common Share                   $ 0.955      $ 0.903
                                                       ===========  ===========

Average Shares of Common Stock Outstanding - Diluted       28,000       26,922

Dividends Declared per Common Share                       $ 0.213      $ 0.203
                                                       ===========  ===========



The accompanying footnotes are an integral part of the financial statements.

                                     SJI-4

                 SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                 (In Thousands)

                                                           Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                             2005          2004
                                                          ---------- -----------


Net Income                                                 $ 26,748    $ 24,319
                                                          ----------  ----------

Other Comprehensive (Loss) Income, Net of Tax:*

  Change in Fair Value of Investments                           (43)       (275)
  Change in Fair Value of Derivatives - Other                   385        (253)
  Change in Fair Value of Derivatives - Energy Related          (43)         90
                                                          ----------  ----------

     Other Comprehensive Income (Loss) - Net of Tax*            299        (438)
                                                          ----------  ----------

Comprehensive Income                                       $ 27,047    $ 23,881
                                                          ==========  ==========



* Determined using a combined statutory tax rate of 40.85%.

The accompanying footnotes are an integral part of the financial statements.

                                     SJI-5


                 SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In Thousands)
                                                                Three Months Ended
                                                                     March 31,
                                                              ----------------------
                                                                2005         2004
                                                              ----------  ----------

Cash Flows from Operating Activities:
   Net Income                                                  $ 26,748    $ 24,319
   Adjustments to Reconcile Net Income to Cash Flows
    Provided by Operating Activities:
     Depreciation and Amortization                                6,585       7,220
     Unrealized Gain on Derivatives - Energy Related             (4,143)     (1,958)
     Provision for Losses on Accounts Receivable                  2,313         335
     Revenues and Fuel Costs Deferred - Net                         442      10,916
     Deferred and Non-Current Income Taxes and Credits - Net      5,501       4,511
     Environmental Remediation Costs - Net                         (370)       (219)
     Gas Plant Cost of Removal                                     (165)       (178)
     Changes in:
      Accounts Receivable                                       (33,592)    (39,480)
      Inventories                                                64,627      48,899
      Other Prepayments and Current Assets                          (10)      1,805
      Prepaid and Accrued Taxes - Net                            21,864      18,063
      Accounts Payable and Other Accrued Liabilities             (4,503)     22,807
      Other Assets                                                4,300         898
      Other Liabilities                                           2,112      (8,085)
                                                              ----------  ----------

Net Cash Provided by Operating Activities                        91,709      89,853
                                                              ----------  ----------

Cash Flows from Investing Activities:
   Return of Investment in Affiliate                                  6          44
   Affiliate Repayment of Loan                                      195         370
   Proceeds from Minority Interest                                    6           -
   Proceeds from Sale of Restricted Investments                  13,379       4,022
   Capital Expenditures                                         (17,528)    (12,096)
                                                              ----------  ----------

Net Cash Used in Investing Activities                            (3,942)     (7,660)
                                                              ----------  ----------

Cash Flows from Financing Activities:
   Net Repayments of Lines of Credit                            (59,900)    (68,700)
   Principal Repayments of Long-Term Debt                       (10,500)     (4,500)
   Dividends on Common Stock                                     (6,176)     (5,488)
   Proceeds from Sale of Common Stock                               735      12,970
   Payments for Issuance of Long-Term Debt                          (51)        (43)
   Premium for Early Retirement of Debt                            (184)          -
                                                              ----------  ----------

Net Cash Used in Financing Activities                           (76,076)    (65,761)
                                                              ----------  ----------

Net Increase in Cash and Cash Equivalents                        11,691      16,432
Cash and Cash Equivalents at Beginning of Period                  5,272       4,364
                                                              ----------  ----------

Cash and Cash Equivalents at End of Period                     $ 16,963    $ 20,796
                                                              ==========  ==========

The accompanying footnotes are an integral part of the financial statements.

                                     SJI-6


                 SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                        (Unaudited)
                                                         March 31,    December 31,
                                                      -----------------------------
                                                          2005            2004
                                                      -------------  -------------

Assets

Property, Plant and Equipment:
  Utility Plant, at original cost                      $   967,469    $   957,287
    Accumulated Depreciation                              (227,870)      (224,506)
  Nonutility Property and Equipment, at cost                76,348         71,129
    Accumulated Depreciation                                (4,535)        (4,040)
                                                      -------------  -------------

        Property, Plant and Equipment - Net                811,412        799,870
                                                      -------------  -------------

Investments:
  Available-for-Sale Securities                              5,235          5,310
  Restricted                                                   218         13,597
  Investment in Affiliates                                   1,936          1,942
                                                      -------------  -------------

        Total Investments                                    7,389         20,849
                                                      -------------  -------------

Current Assets:
  Cash and Cash Equivalents                                 16,963          5,272
  Accounts Receivable                                      156,452        113,778
  Unbilled Revenues                                         36,183         45,857
  Provision for Uncollectibles                              (5,216)        (3,495)
  Natural Gas in Storage, average cost                      14,588         79,281
  Materials and Supplies, average cost                       5,423          5,357
  Prepaid Taxes                                                217          6,104
  Derivatives - Energy Related Assets                       23,901         25,677
  Derivatives - Other                                        5,931          1,549
  Other Prepayments and Current Assets                       4,481          4,491
                                                      -------------  -------------

        Total Current Assets                               258,923        283,871
                                                      -------------  -------------

Regulatory and Other Non-Current Assets:
  Regulatory Assets                                         71,790         72,635
  Prepaid Pension                                           27,574         28,589
  Derivatives - Energy Related Assets                        3,037          5,230
  Derivatives - Other                                           58            197
  Unamortized Debt Discount and Expense                      8,967          8,894
  Contract Receivables                                      15,538         16,153
  Other                                                      6,927          7,046
                                                      -------------  -------------

        Total Regulatory and Other Non-Current Assets      133,891        138,744
                                                      -------------  -------------

              Total Assets                             $ 1,211,615    $ 1,243,334
                                                      =============  =============


The accompanying footnotes are an integral part of the financial statements.

                                     SJI-7


                 SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                      (Unaudited)
                                                       March 31,     December 31,
                                                      ----------------------------
                                                          2005            2004
                                                      -------------  -------------
Capitalization and Liabilities

Common Equity:
  Common Stock                                         $    17,414     $   17,350
  Premium on Common Stock                                  214,836        212,212
  Accumulated Other Comprehensive Income                     3,752          3,453
  Retained Earnings                                        131,969        111,397
                                                      -------------  -------------

        Total Common Equity                                367,971        344,412

Preferred Stock of Subsidiary                                1,690          1,690

Long-Term Debt                                             321,414        328,914
                                                      -------------  -------------

        Total Capitalization                               691,075        675,016
                                                      -------------  -------------

Minority Interest                                              232            227
                                                      -------------  -------------

Current Liabilities:
  Notes Payable                                             32,400         92,300
  Current Maturities of Long-Term Debt                       2,348          5,348
  Accounts Payable                                         107,628        118,836
  Customer Deposits                                          9,128          8,846
  Environmental Remediation Costs                           16,601         13,810
  Taxes Accrued                                             21,396          5,419
  Derivatives - Energy Related Liabilities                   5,793         18,233
  Derivatives - Other                                        8,257          1,393
  Deferred Income Taxes - Net                               10,069          7,082
  Interest Accrued and Other Current Liabilities            20,670         14,052
                                                      -------------  -------------

        Total Current Liabilities                          234,290        285,319
                                                      -------------  -------------

Deferred Credits and Other Non-Current Liabilities:
  Deferred Income Taxes - Net                              145,671        143,068
  Investment Tax Credits                                     3,046          3,129
  Pension and Other Postretirement Benefits                 12,976         13,103
  Environmental Remediation Costs                           39,810         41,181
  Derivatives - Energy Related Liabilities                   2,022          3,637
  Derivatives - Other                                          738          1,540
  Regulatory Liabilities                                    70,259         63,836
  Other                                                     11,496         13,278
                                                      -------------  -------------

        Total Deferred Credits
          and Other Non-Current Liabilities                286,018        282,772
                                                      -------------  -------------

Commitments and Contingencies  (Note 11)

              Total Capitalization and Liabilities     $ 1,211,615    $ 1,243,334
                                                      =============  =============

The accompanying footnotes are an integral part of the financial statements.

                                     SJI-8

        Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.  Summary of Significant Accounting Policies:

         Consolidation -- The condensed consolidated financial statements include the accounts of South Jersey Industries, Inc. (SJI), its wholly owned subsidiaries and a subsidiary in which we have a controlling interest. We eliminated all significant intercompany accounts and transactions. In our opinion, the condensed consolidated financial statements reflect all adjustments needed to fairly present SJI's financial position and operating results at the dates and for the periods presented. Our businesses are subject to seasonal fluctuations and, accordingly, this interim financial information should not be the basis for estimating the full year's operating results. These financial statements should be read in conjunction with SJI's 2004 Form 10K and annual report.

         Equity Investments -- We classify equity investments purchased as long-term investments as Available-for-Sale Securities on our condensed consolidated balance sheets and carry them at their fair value with any unrealized gains or losses included in Accumulated Other Comprehensive Income. SJI, either directly or through its wholly owned subsidiaries, currently holds a 50% non-controlling interest in two affiliated companies and accounts for the investments under the equity method. We include the operations of these affiliated companies on a pre-tax basis in the statements of condensed consolidated income under Equity in Affiliated Companies.

         Estimates and Assumptions -- We prepare our financial statements to conform with generally accepted accounting principles. Management makes estimates and assumptions that affect the amounts reported in the financial statements and related disclosures. Therefore, actual results could differ from those estimates. Significant estimates include amounts related to regulatory accounting, energy derivatives, environmental remediation costs, pension and other postretirement benefit costs, and revenue recognition.

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

         Revenues -- Gas and electric revenues are recognized in the period the commodity is delivered and customers are billed monthly. For SJG and South Jersey Energy (SJE) retail customers not billed at the end of each month, we record an estimate to recognize unbilled revenues for gas and electricity delivered from the date of the last meter reading to the end of the month. We defer and recognize revenues related to South Jersey Energy Service Plus, LLC (SJESP) appliance service contracts seasonally over the full 12-month term of the contract.

                                     SJI-9

         Marina Energy LLC (Marina) recognizes revenue on a monthly basis as services are provided and for on-site energy production that is delivered to its customers.

         The BPU allows SJG to recover all prudently incurred gas costs through the Basic Gas Supply Service (BGSS) clause. We collect these costs on a forecasted basis upon BPU order. SJG defers over/under-recoveries of gas costs and includes them in the following year's BGSS or other similar recovery mechanism. We pay interest on overcollected BGSS balances at the rate of return on rate base utilized by the BPU to set rates in its last base rate proceeding.

         SJG's tariff also includes a Temperature Adjustment Clause (TAC), a Remediation Adjustment Clause (RAC), a New Jersey Clean Energy Program (NJCEP) and a Universal Service Fund (USF) program. Our TAC reduces the impact of temperature fluctuations on SJG and its customers. The RAC recovers environmental remediation costs of former gas manufacturing plants and the NJCEP recovers costs associated with our energy efficiency and renewable energy programs. The USF is a statewide customer assistance program that utilizes utilities as a collection agent. TAC adjustments affect revenue, income and cash flows since colder-than-normal weather can generate credits to customers, while warmer-than-normal weather can result in additional billings. RAC adjustments do not directly affect earnings because we defer and recover related costs through rates over 7-year amortization periods. NJCEP and USF adjustments are also deferred and do not affect earnings, as related costs and customer credits are recovered through rates on an ongoing basis.

         Accounts Receivable and Provision for Uncollectible Accounts -- Accounts receivable are carried at the amount owed by customers. A provision for uncollectible accounts was established based on our collection experience and an assessment of the collectibility of specific accounts.

         Property, Plant and Equipment -- For regulatory purposes, utility plant is stated at original cost, which may be different than SJG's cost if the assets were acquired from another regulated entity. Nonutility plant is stated at cost. The cost of adding, replacing and renewing property is charged to the appropriate plant account.

         Depreciation -- We depreciate utility plant on a straight-line basis over the estimated remaining lives of the various property classes. These estimates are periodically reviewed and adjusted as required after BPU approval. Except for extraordinary retirements, accumulated depreciation is charged with the cost of depreciable utility property retired less salvage (See Asset Retirement Costs). Nonutility property depreciation is computed on a straight-line basis over the estimated useful lives of the property, ranging up to 50 years. Gain or loss on the disposition of nonutility property is recognized in net income.

         Capitalized Interest -- SJG capitalizes interest on construction at the rate of return on rate base utilized by the BPU to set rates in its last base rate proceeding. SJG capitalized interest of $0.3 million and $0.2 million in the three months ended March 31, 2005 and 2004, respectively. These amounts are included in Utility Plant on the condensed consolidated balance sheets. All capitalized interest is reflected on the statements of condensed consolidated income as a reduction of Interest Charges.

                                     SJI-10

         Impairment of Long-Lived Assets -- We review the carrying amount of an asset for possible impairment whenever events or changes in circumstances indicate that such amount may not be recoverable. For the three months ended March 31, 2005 and the year ended December 31, 2004, we did not identify any significant impairments.

         Energy Trading Activities and Derivative Instruments -- Certain SJI subsidiaries are involved in buying, selling, transporting and storing natural gas and buying and selling retail electricity for their own accounts as well as managing these activities for others. These subsidiaries are subject to market risk due to price fluctuations. To manage this risk, our companies enter into a variety of physical and financial transactions including forward contracts, swap agreements, option contracts and futures contracts.

         SJI structured its subsidiaries so that SJG and SJE transact commodities on a physical basis and typically do not directly enter into positions that financially settle. South Jersey Resources Group (SJRG) performs this risk management function for these entities and enters into the types of financial transactions noted above. As part of its gas purchasing strategy, SJG occasionally uses financial contracts to hedge against forward price risk. The costs or benefits of these short-term contracts are recoverable through SJG's BGSS, subject to BPU approval. As of March 31, 2005 and December 31, 2004, SJG had $(4.9) million and $0.5 million of (benefits) costs, respectively, included in its BGSS related to open financial contracts (See Caption Regulatory Assets & Regulatory Liabilities). Management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in identifying, assessing and controlling various risks. Management reviews any open positions in accordance with strict policies to limit exposure to market risk.

         SJI accounts for derivative instruments in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. We record all derivatives, whether designated in hedging relationships or not, on the condensed consolidated balance sheets at fair value unless the derivative contracts qualify for the normal purchase and sale exemption. If the derivative is designated as a fair value hedge, we recognize the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk in earnings. We currently have no fair value hedges. If the derivative is designated as a cash flow hedge, we record the effective portion of the hedge in Accumulated Other Comprehensive Income and recognize it in the income statement when the hedged item affects earnings. We recognize ineffective portions of the cash flow hedges immediately in earnings. For the three months ended March 31, 2005, the ineffective portions of the derivatives designated as cash flow hedges were $1.0 million and recorded in Operating Revenues - Nonutility. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives, strategies for undertaking various hedge transactions and our methods for assessing and testing correlation and hedge ineffectiveness. All hedging instruments are linked to the hedged asset, liability, firm commitment or forecasted transaction. We also assess whether these derivatives are highly effective in offsetting changes in cash flows or fair values of the hedged items. We discontinue hedge accounting prospectively if we decide to discontinue the hedging relationship; determine that the anticipated transaction is no longer likely to occur; or if we determine that a derivative is no longer highly effective as a hedge. In the event that hedge accounting is discontinued, we will continue to carry the derivative on the balance sheet at its current fair value and recognize subsequent changes in fair value in current period earnings.

                                     SJI-11

Unrealized gains and losses on the discontinued hedges that were previously included in Accumulated Other Comprehensive Income will be reclassified into earnings. As permitted under Statement No. 133, SJI has elected to designate certain energy-related derivative instruments as cash flow hedges which protect against the price variability of our forecasted sales and purchases of natural gas. Based on the amount recorded in Accumulated Other Comprehensive Income at March 31, 2005, we expect $7.3 million to be recorded as an increase in revenues in the next twelve months. As of March 31, 2005, hedges for future forecasted transactions exist into 2006.

         SJRG manages its portfolio of purchases and sales, as well as natural gas in storage, using a variety of instruments that include forward contracts, swap agreements, option contracts and futures contracts. SJI measures the fair value of the contracts and records these as Derivatives -- Energy Related Assets or Derivatives -- Energy Related Liabilities on our condensed consolidated balance sheets. For those derivatives not designated as hedges, we recorded the net unrealized pre-tax gain of $4.1 million and $2.0 million in earnings during the three months ended March 31, 2005 and 2004, respectively, which are included with realized gains and losses in Operating Revenues -- Nonutility.

         SJI presents revenues and expenses related to its trading derivatives on a net basis in Operating Revenues -- Nonutility in our condensed consolidated statements of income consistent with Emerging Issues Task Force (EITF) Issue No. 02-03, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." There is no effect on operating income or net income from the above presentation.

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

         In January 2002, Marina issued an additional $10.0 million of taxable Series B variable rate bonds through the New Jersey Economic Development Authority. In April 2002, we entered into an interest rate swap contract that effectively fixed the interest rate on these bonds at 4.62% for a 4-year period. The notional amount of this swap decreased to $8.0 million in December 2003, then decreased to $3.9 million in December 2004, and terminates in December 2005.

         In November 2004, we entered into two additional interest rate swap contracts against Marina's taxable Series B variable rate bonds for a 10-year period. The swaps effectively provide us with a fixed interest rate of 4.80% on $3.9 million and 4.78% on $8.0 million of the bonds, respectively.

         From time to time we enter into interest rate swap agreements to hedge exposure to increasing rates with respect to our variable rate debt. The differential to be paid or received as a result of these swap agreements is accrued as interest rates change and is recognized as an adjustment to Interest Charges. We account for these interest rate swaps as cash flow hedges. In November 2004, we entered into a derivative transaction known as a "Treasury

                                     SJI-12

Lock" to hedge against the impact of possible interest rate increases on a $10.0 million, 30-year debt issuance by SJG planned for July 2005. As of March 31, 2005 and December 31, 2004, the market value of these swaps was $(1.2) million and $(1.9) million, respectively, which represents the amount we would have to pay the counterparty to terminate these contracts as of those dates. We include these balances on the condensed consolidated balance sheets under Derivatives -- Other. As of March 31, 2005 and December 31, 2004, we calculated the swaps to be highly effective as defined under Statement No. 133, therefore; we record the changes in fair value of the swaps, net of taxes, in Accumulated Other Comprehensive Income.

         We determined the fair value of derivative instruments by reference to quoted market prices of listed contracts, published quotations or quotations from independent parties.

         Stock Compensation -- Prior to 2003, SJI valued stock options to employees using the intrinsic value method. Effective in 2003, SJI adopted the policy of accounting for this compensation using the fair value based method on a prospective basis. At this time, SJI has no stock options outstanding.

         Asset Retirement Costs -- SJG has certain easements and right-of-way agreements that qualify as legal obligations under FASB Statement No. 143, "Accounting for Asset Retirement Obligations." However, as it is our intent to maintain these agreements in perpetuity, we have not recorded any liabilities associated with these agreements. SJG recovers certain asset retirement costs through rates charged to customers. As of March 31, 2005 and December 31, 2004, SJG had accrued amounts in excess of actual removal costs incurred totaling $47.5 million and $47.3 million, respectively, which in accordance with Statement No. 143, we recorded as Regulatory Liabilities on the condensed consolidated balance sheets.

         New Accounting Pronouncements --Effective in 2003, SJI adopted the policy of accounting for share-based compensation using the fair value based method on a prospective basis. This method calls for expensing the estimated fair value of a stock option. In December 2004, the FASB issued Statement No. 123(R), "Share-Based Payment" which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. While this statement is not effective until reporting periods beginning after January 1, 2006, SJI has completed its assessment of Statement No. 123(R) and has determined that it does not have any impact on our accounting for share-based payments.

         In December 2004, the FASB issued Statement No. 153, "Exchanges of Nonmonetary Assets, an amendment to APB Opinion No. 29, Accounting for Nonmonetary Transactions." This statement redefines the types of nonmonetary exchanges that require fair value measurement. Statement No. 153 is effective for nonmonetary transactions entered into on and after July 1, 2005; however, we do not expect it to have any impact on SJI's consolidated financial statements.

         In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations." This interpretation clarifies the term "conditional asset retirement obligation" as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations," and is effective for fiscal years ending after December 15, 2005. Management is currently evaluating the effect of this standard, but does not anticipate the adoption of this interpretation to have a material effect on our consolidated financial statements.

                                     SJI-13

         Regulatory Assets & Regulatory Liabilities -- Regulatory Assets at March 31, 2005 and December 31, 2004 consisted of the following items (in thousands):

                                       Years Remaining
                                           As of         March 31,  December 31,
                                       March 31, 2005        2005        2004
                                         ---------------------------------------

Environmental Remediation Costs:
     Expended - Net                        Various       $   5,644   $   5,281
     Liability for Future Expenditures        -             52,473      51,046
Income Taxes - Flowthrough
     Depreciation                             6              6,397       6,641
Postretirement Benefit Costs                  8              2,929       3,024
Gross Receipts and Franchise
     Taxes                                    2                813         924
Societal Benefit Charges                   Various           2,084       4,562
Other                                         -              1,450       1,157
                                                         ----------------------

     Total Regulatory Assets                             $  71,790   $  72,635
                                                         ======================

         Each item separately identified above is being recovered through utility rate charges. SJG is currently permitted to recover interest on its Environmental Remediation and Societal Benefit Costs while the other assets are being recovered without a return on investment over the period indicated. Some of the assets reflected within the above caption "Other" are currently being recovered from ratepayers as approved by the BPU. Management believes that the remaining deferred costs are probable of recovery from ratepayers through future utility rates.

         Regulatory Liabilities at March 31, 2005 and December 31, 2004 consisted of the following items (in thousands):

                                           March 31,       December 31,
                                            2005               2004
                                          -----------------------------

Deferred Gas Revenues - Net               $   18,235       $    12,334
Excess Plant Removal Costs                    47,542            47,345
Overcollected State Taxes                      3,910             3,871
Other                                            572               286
                                          -----------------------------

     Total Regulatory Liabilities         $   70,259       $    63,836
                                          =============================


         Deferred Gas Revenues - Net represent SJG's net overcollected gas costs and are monitored through SJG's BGSS mechanism.

         Derivatives used to hedge SJG's natural gas purchases are recoverable through its BGSS, subject to BPU approval. We record the offset to the change in fair value of these contracts as a Regulatory Asset or Regulatory Liability accordingly.

                                     SJI-14

         Excess Plant Removal Costs represent amounts accrued in excess of actual utility plant removal costs incurred to date. All other amounts are subject to being returned to ratepayers in future rate proceedings.

         Cash and Cash Equivalents -- For purposes of reporting cash flows, highly liquid investments with original maturities of three months or less are considered cash equivalents.

         Reclassifications -- SJI reclassified some previously reported amounts to conform with current year classifications. Such reclassifications include the move of $2.1 million of certain operating expenses previously included in Utility Revenue to Cost of Sales - Utility and Operations Expense for the three months ended March 31, 2004. These amounts are considered immaterial to the overall presentation of SJI's condensed consolidated statements of income.

Note 2.  Divestitures and Affiliations:

         Divestitures -- In 1996, Energy & Minerals, Inc. (EMI), an SJI subsidiary, sold the common stock of The Morie Company, Inc. (Morie), its sand mining and processing subsidiary.

         SJI conducts tests annually to estimate the environmental remediation costs for properties owned by South Jersey Fuel, Inc. (SJF), an EMI subsidiary, from its previously operated fuel oil business. SJI reports the environmental remediation activity related to these properties as discontinued operations.

         Summarized operating results of the discontinued operations for the three months ended March 31 were (in thousands):
                                                       2005             2004
                                                 ------------------------------
Loss before Income Taxes:
     Sand Mining                                 $      (212)      $     (213)
     Fuel Oil                                            (10)              (3)
Income Tax Credits                                        78               76
                                                 ------------------------------
Loss from Discontinued Operations - Net          $      (144)      $     (140)
                                                 ==============================

Basic and Diluted Earnings Per Common Share
     from Discontinued Operations - Net          $     (0.01)      $    (0.01)
                                                 ==============================

         Losses from sand mining are mainly comprised of environmental remediation and product liability litigation associated with Morie's prior activities.

         Affiliations -- SJI and Conectiv Solutions, LLC formed Millennium Account Services, LLC to provide meter reading services in southern New Jersey.

         SJE and GZA GeoEnvironmental, Inc. formed AirLogics, LLC to market a jointly developed air monitoring system designed to assist companies involved in environmental cleanup activities.

                                     SJI-15

         In April 2004, Marina and DCO Energy, LLC (DCO) formed AC Landfill Energy, LLC (ACLE) to develop and install a 1,400 kilowatt methane-to-electric power generation system at a county-owned landfill in Egg Harbor Township, NJ. Marina owns a 51% interest in ACLE and consolidates ACLE's balance sheet and results of operations accordingly. Commercial operation of the plant began in March 2005.

         In March 2005, Marina and DCO formed WC Landfill Energy, LLC (WCLE) to develop and install a 3,800 kilowatt methane-to-electric power generation system at a county-owned landfill in White Township, NJ. Marina owns a 51% interest in WCLE and consolidates WCLE's balance sheet and results of operations accordingly, as applicable. Commercial operation of the plant is targeted for the end of 2005.

Note 3.  Common Stock:

         Amendment to the Certificate of Incorporation to Increase the Number of Authorized Shares -- On March 3, 2005, the Board of Directors authorized an amendment to SJI's Certificate of Incorporation to increase the authorized number of shares of Common Stock from 20,000,000 shares to 60,000,000 shares. This amendment was approved by SJI's shareholders at SJI's annual meeting of shareholders held on April 21, 2005. The principal purpose of the increase is to permit a two-for-one split of all the issued shares of SJI's Common Stock with a record date of June 10, 2005. Share-related information is reported on a pro forma basis on the condensed consolidated income statement reflecting the stock split. All other share-related information contained in this report is presented on a pre-split basis.

         SJI has 20,000,000 shares of authorized Common Stock. The following shares were issued and outstanding:


                                           March 31,                                                  December 31,
                                             2005                                                         2004
                                       ---------------                                               ---------------

Beginning Balance, January 1               13,879,968       Beginning Balance, January 1                 13,229,001
New Issues During Year:                                     New Issues During Year:
     Dividend Reinvestment Plan                14,053           Dividend Reinvestment Plan                  616,301
     Stock-Based Compensation Plan             37,287           Stock-Based Compensation Plan                32,056
     Directors' Restricted Stock                    -           Directors' Restricted Stock                   2,610
                                       ---------------                                               ---------------
Ending Balance, March 31                   13,931,308       Ending Balance, December 31                  13,879,968
                                       ===============                                               ===============

         We credited the par value ($1.25 per share) of stock issued during the three months ended March 31, 2005 and the year ended December 31, 2004 to Common Stock. We credited the net excess over par value of approximately $2.6 million for the three months ended March 31, 2005 and $25.9 million for the year ended December 31, 2004 to Premium on Common Stock.

         Earnings Per Common Share -- We present basic EPS based on the weighted-average number of common shares outstanding. EPS is presented in accordance with FASB Statement No. 128, "Earnings Per Share," which establishes standards for computing and presenting basic and diluted EPS. The incremental

                                     SJI-16

shares required for inclusion in the denominator for the diluted EPS calculation were 112,707 and 68,938 shares for the three months ended March 31, 2005 and 2004, respectively. These shares relate to SJI's restricted stock as discussed below.

         Stock-Based Compensation Plan -- Under the Amended and Restated 1997 Stock-Based Compensation Plan as recently amended and restated by our Board of Directors and approved by our shareholders on April 21, 2005, no more than 1,000,000 shares in the aggregate may be issued to SJI's officers, non-employee directors and other key employees. The plan will terminate on January 26, 2015 unless terminated earlier by the Board of Directors. No options were granted or outstanding during the three months ended March 31, 2005 and 2004. No stock appreciation rights have been issued under the plan. In the first quarter of 2005 and 2004, we granted 19,158 and 21,899 restricted shares, respectively. These restricted shares vest over a 3-year period and are subject to SJI achieving certain performance targets.

         Dividend Reinvestment Plan (DRP)-- Newly issued shares of common stock offered through the DRP are issued directly by SJI. As of March 31, 2005, SJI reserved 1,048,622 shares of authorized, but unissued, common stock for future issuance to the DRP.

Note 4.  Preferred Stock:

         On March 30, 2005, SJG provided notice of its intent to redeem its Redeemable Cumulative Preferred 8% Series of preferred stock. The total amount outstanding as of the May 1, 2005 redemption date was $1.69 million.

Note 5.  Financial Instruments:

         Restricted Investments -- In accordance with the terms of ACLE's loan agreements, we were required to escrow unused proceeds pending approved construction expenditures. As of March 31, 2005, the escrowed proceeds totaled $218,000.

         SJRG maintains a margin account with a national investment firm to support its risk management activities. As of March 31, 2005, SJRG had a payable balance of $3.1 million in this account due to changes in the market value of outstanding contracts. This balance is reflected under the caption Accounts Payable on the condensed consolidated balance sheet. As of December 31, 2004, the balance of this account was $13.0 million.

Note 6.  Segments of Business:

         Information about SJI's operations in different industry segments for the three months ended March 31 is presented below (in thousands):

                                                         2005             2004
                                                 -------------------------------
Operating Revenues:
         Gas Utility Operations                   $    214,537     $    199,791
         Wholesale Gas Operations                       11,560            5,711
         Retail Gas and Other Operations                75,027           83,518
         Retail Electric Operations                     22,698           17,081
         On-Site Energy Production                       5,370            6,112
         Appliance Service Operations                    3,425            2,468
                                                 -------------------------------

                                     SJI-17

            Subtotal                                   332,617          314,681
         Intersegment Sales                             (4,047)          (7,071)
                                                 -------------------------------
             Total Operating Revenues             $    328,570     $    307,610
                                                 ===============================


Operating Income:
         Gas Utility Operations                   $     43,160     $     38,810
         Wholesale Gas Operations                        4,700               89
         Retail Gas and Other Operations                   303            4,142
         Retail Electric Operations                        434              614
         On-Site Energy Production                       1,624            1,594
         Appliance Service Operations                      698              332
         General Corporate                                (186)            (128)
                                                 -------------------------------
             Total Operating Income               $     50,733     $     45,453
                                                 ===============================

Depreciation and Amortization:
         Gas Utility Operations                   $      6,069     $      6,783
         Wholesale Gas Operations                            4                4
         Retail Gas and Other Operations                    30               32
         Retail Electric Operations                          -                -
         On-Site Energy Production                         446              401
         Appliance Service Operations                       36                -
         Discontinued Operations                             -                -
                                                 -------------------------------
             Total Depreciation and Amortization  $      6,585     $      7,220
                                                 ===============================

Property Additions:
         Gas Utility Operations                   $     12,110     $     11,065
         Wholesale Gas Operations                            -               15
         Retail Gas and Other Operations                     8               40
         Retail Electric Operations                          -                -
         On-Site Energy Production                       5,391              981
         Appliance Service Operations                       27                -
                                                 -------------------------------
             Total Property Additions             $     17,536     $     12,101
                                                 ===============================


                                                   March 31,       December 31,
                                                      2005            2004
                                                 -------------------------------
Identifiable Assets:
         Gas Utility Operations                   $  1,001,756     $  1,007,587
         Wholesale Gas Operations                       77,528          103,689
         Retail Gas and Other Operations                57,653           53,880
         Retail Electric Operations                     13,692           12,580
         On-Site Energy Production                      89,382           84,616
         Appliance Service Operations                   11,708           11,640
         Discontinued Operations                           411              413
                                                  ------------------------------
            Subtotal                                 1,252,130        1,274,405

                                     SJI-18

         Corporate Assets                               43,612           46,674
         Intersegment Assets                           (84,127)         (77,745)
                                                 -------------------------------
             Total Identifiable Assets            $  1,211,615     $  1,243,334
                                                 ===============================

         Gas Utility Operations consist primarily of natural gas distribution to residential, commercial and industrial customers. Wholesale Gas Operations include SJRG's activities. Retail Gas and Other Operations include natural gas acquisition and transportation service companies. Retail Electric Operations consist of electricity acquisition and transportation to retail, commercial and industrial customers. On-Site Energy Production consists of Marina's thermal energy facility and other energy-related projects. Appliance Service Operations include the servicing of appliances via the sale of appliance service programs as well as on a time and materials basis and the installation of residential and small commercial HVAC systems.

         SJI's interest expense relates primarily to SJG's and Marina's borrowing and financing activities. Interest income is essentially derived from borrowings between the subsidiaries and is eliminated during consolidation.

Note 7.  Regulatory Actions:

         Base Rates -- In January 1997, the BPU granted SJG rate relief, which was predicated in part upon a 9.62% rate of return on rate base that included an 11.25% return on common equity. This rate relief provided for cost-of-service recovery, including deferred costs, through base rates. Additionally, SJG's threshold for sharing pre-tax margins generated by interruptible and off-system sales and transportation increased. As a result of this case, SJG kept 100% of pre-tax margins up to the threshold level of $7.8 million. The next $750,000 was credited to customers through the Basic Gas Supply Service (BGSS) clause. Thereafter, SJG kept 20% of the pre-tax margins as it had historically.

         On July 7, 2004, the BPU granted SJG a base rate increase of $20.0 million, which was predicated in part upon a 7.97% rate of return on rate base that included a 10.0% return on common equity. The increase, effective July 8, 2004, was designed to provide an incremental $8.5 million on an annualized basis to net income. SJG was also permitted to recover regulatory assets contained in its petition and to reduce its composite depreciation rate from 2.9% to 2.4%.

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

         As part of the overall settlement effective July 8, 2004, SJG reduced rates in several rate clauses that were no longer needed by SJG to recover costs. SJG was either no longer incurring or had already recovered the specific costs that these clauses were designed to recover. Since revenues raised under these clauses were for cost recovery only and had no profit margin built in,

                                     SJI-19

their elimination has no impact on SJG's net income. However, SJG's customers' bills are estimated to decline by $38.9 million annually due to the elimination of these clauses, more than offsetting the base rate increase awarded.

         Pending Audits -- The BPU issued an order under which it will perform a competitive services audit and a management audit that includes a focused review of SJG's gas supply and purchasing practices. The audits, which commenced in October 2004, are mandated by statute to be conducted at predetermined intervals. Management does not currently anticipate the outcome of these audits, which are nearing completion, to materially affect SJI's financial position, results of operations or liquidity.

         Appliance Service Business -- On July 23, 2004, the BPU approved SJG's petition and related agreements to transfer its appliance service business from the regulated utility. In anticipation of this transfer, SJI formed South Jersey Energy Service Plus, LLC (SJESP) to perform appliance repair services after BPU approval of the transfer. SJESP purchased certain assets and assumed certain liabilities required to perform these repair services from SJG for the net book value of $1.2 million on September 1, 2004. The agreements also called for SJESP to pay an additional $1.5 million to SJG. SJG credited this $1.5 million to customers through the Remediation Adjustment Clause (RAC), which had no earnings impact on SJG. The $1.5 million is considered an intangible asset by SJESP and is being amortized on a straight-line basis over a 12-year period, which commenced as of the transfer date. The amortization period was based on a study performed by an independent consultant. The study results indicate the benefit period is linked to residential homeowner moving rates based on U.S. Census Bureau and regional information.

         Other Regulatory Matters -- Effective January 10, 2000, the BPU approved full unbundling of SJG's system. This allows all natural gas consumers to select their natural gas commodity supplier. As of March 31, 2005, 85,207 of SJG's residential customers were purchasing their gas commodity from someone other than SJG. Customers choosing to purchase natural gas from providers other than the utility are charged for the cost of gas by the marketer, not the utility. The resulting decrease in SJG's revenues is offset by a corresponding decrease in gas costs. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income or financial condition. Unbundling did not change the fact that SJG still recovers cost of service, including deferred costs, through base rates.

         In December 2001, the BPU approved recovery of SJG's October 31, 2001 underrecovered gas cost balance of $48.9 million plus accrued interest since April 1, 2001 at a rate of 5.75%. SJG finished recovering this balance upon the settlement of its rate case in July 2004.

         In March 2003, the BPU approved a statewide Universal Service Fund
(USF) program through which funds for the USF and Lifeline Credit and Tenants Assistance (Lifeline) Programs would be collected from customers of all New Jersey electric and gas utilities. In April 2004, SJG made its annual USF filing, along with the state's other electric and gas utilities, proposing a statewide USF budget of $105.5 million, which was later updated to $113.0. In June 2004, the BPU approved the statewide budget of $113.0 million and the increased rates were implemented effective July 1, 2004, resulting in a $3.9 million increase to SJG's annual USF recoveries. In April 2005, SJG made its annual USF filing, along with the state's other electric and gas utilities, proposing a statewide USF budget of $129.0 million.

                                     SJI-20

         In February 2004, SJG filed notice with the BPU to reduce its gas cost revenues collected under the BGSS by approximately $5.0 million, via a rate reduction, in addition to a $20.8 million bill credit to customers. Both the rate reduction and bill credit were approved and implemented in March 2004.

         In June 2004, SJG made its annual BGSS filing with the BPU requesting a $4.9 million increase in gas cost recoveries. In October 2004, the requested increase was approved on a provisional basis. In February 2005, SJG filed notice with the BPU to provide for an $11.4 million bill credit to customers. The bill credit was implemented in March 2005.

         In September 2004, SJG filed for a $2.6 million reduction to its annual Societal Benefits Clause (SBC) recovery level. The SBC recovers costs related to BPU-mandated programs, including environmental remediation costs recovered through SJG's RAC; energy efficiency and renewable energy program costs recovered through SJG's New Jersey Clean Energy Programs (NJCEP); consumer education program costs; and low income program costs recovered through the Universal Service Fund.

         In December 2004, the BPU approved the statewide funding of the NJCEP of $745.0 million for the years 2005 through 2008. Of this amount, SJG will be responsible for approximately $25.4 million over the four year period. Amounts not yet expended have been included in the Contractual Cash Obligations table included in Note 11.

         Filings and petitions described above are still pending unless otherwise indicated.

Note 8.  Pension & Other Postretirement Benefits:

         SJI has several defined benefit pension plans and other postretirement benefit plans. The pension plans provide annuity payments to the majority of full-time, regular employees upon retirement. Newly hired employees do not qualify for participation in the defined benefit pension plans. New hires are eligible to receive an enhanced version of the Company's defined contribution plan (401-K). The other postretirement benefit plans provide health care and life insurance benefits to some retirees.

         Net periodic benefit cost for the three months ended March 31, 2005 and 2004 related to the pension and other postretirement benefit plans consisted of the following components (in thousands):
                                                            Other Postretirement
                                     Pension Benefits             Benefits
                                    2005       2004            2005      2004
                                 -----------------------------------------------
Service Cost                      $    998   $     735     $     409   $    377
Interest Cost                        1,953       1,425           704        629
Expected Return on Plan Assets      (2,741)     (1,774)         (409)      (350)
Amortization of
     Transition Obligation               -           -             -        193
Amortization of Loss and Other         704         444            38         44
                                  ----------------------------------------------
 Net Periodic Benefit Cost        $    914   $     830     $     742   $    893
                                  ==============================================

                                     SJI-21

         The table above includes benefit costs capitalized by SJG related to its construction program. Capitalized pension benefit costs totaled $386,300 and $275,500 for the three months ended March 31, 2005 and 2004, respectively. Capitalized other postretirement benefit costs totaled $247,900 and $258,300 for the three months ended March 31, 2005 and 2004, respectively.

         As of November 2004, SJI implemented caps on the amount of the premium we pay for all employees eligible for postretirement health care. Employees are responsible for those costs which exceed the premium caps. As a result of these caps, we were able to reduce our postretirement benefit costs other than pension.

         Future Benefit Payments -- The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years (in thousands):

                                                             Other
                           Pension Benefits         Postretirement Benefits

2005                           $  4,209                    $   1,522
2006                              4,397                        1,737
2007                              4,621                        1,970
2008                              4,898                        2,187
2009                              5,205                        2,386
2010-2014                        32,748                       13,837

         Contributions -- SJI expects to make no contributions to its pension plan in 2005; however, unfavorable changes in investment performance and discount rates during the year may ultimately result in a contribution at the end of the year. SJG also has a regulatory obligation to contribute $3.6 million annually to its other post retirement benefit plans, less costs incurred directly by the company.

Note 9.  Retained Earnings:

         Restrictions exist under various loan agreements regarding the amount of cash dividends or other distributions that SJG may pay on its common stock. As of March 31, 2005 and December 31, 2004, SJG's loan restrictions did not affect the amount that may be distributed from either SJG's or SJI's retained earnings.

         SJG is restricted as to the amount of cash dividends or other distributions that may be paid on its common stock by an order issued by the BPU in July 2004, that granted SJG an increase in base rates. Per the order, SJG is required to maintain total common equity of no less than $289.0 million. SJG's total common equity balance was $323.5 million at March 31, 2005.

Note 10. Unused Lines of Credit and Compensating Balances:

         Bank credit lines available to SJI totaled $266.0 million at March 31, 2005, of which $38.8 million, inclusive of $6.4 million of letters of credit, was used. Those bank facilities consist of a $100.0 million revolving credit facility that expires in August 2006 and $76.0 million of uncommitted bank lines available to SJG; and a $60.0 million revolving credit facility that expires in August 2007, and $30.0 million of uncommitted bank lines available to SJI. The

                                     SJI-22

amount of the revolving credit to SJI was increased by $20.0 million and the expiration date was extended to 2007 in August 2004. The revolving credit facilities contain certain financial covenants measured on a quarterly basis. SJI and SJG were in compliance with these covenants as of March 31, 2005. Borrowings under these lines of credit are at market rates. The weighted borrowing cost, which changes daily, was 3.33% and 3.02% at March 31, 2005 and December 31, 2004, respectively. We maintain demand deposits with lending banks on an informal basis and they do not constitute compensating balances.

Note 11. Commitments and Contingencies:

         Contractual Cash Obligations -- The following table summarizes our contractual cash obligations and their applicable payment due dates as of March 31, 2005 (in thousands):

                                                                Up to         Years        Years      More than
Contractual Obligations                          Total         1 Year         2 & 3        4 & 5       5 Years
                                            --------------------------------------------------------------------

Long-Term Debt                              $      323,762  $     2,348  $     4,737  $       220  $   316,457
Interest on Long-Term Debt                         298,776       19,440       38,307       37,907      203,122
Operating Leases                                       727          332          337           42           16
Construction Obligations                            22,341       22,341           --           --           --
Commodity Supply
    Purchase Obligations                           348,494      168,827       88,224       67,076       24,367
New Jersey Clean Energy
    Program (Note 7)                                22,971        4,573       12,649        5,749           --
Other Purchase
    Obligations                                      3,213        3,150           63           --           --
                                            -------------------------------------------------------------------
Total Contractual
    Cash Obligations                        $    1,020,284  $   221,011  $   144,317  $   110,994  $   543,962
                                            ===================================================================

         Expected environmental remediation costs are not included in the table above due to the subjective nature of such costs and the timing of anticipated payments. SJG's regulatory obligation to contribute $3.6 million annually to its postretirement benefit plans other than pensions, less costs incurred directly by the company, is not included as the duration is indefinite. As a result, the total obligation cannot be calculated. As discussed in Note 8 - Contributions, SJI does not currently expect to make a pension contribution in 2005. Furthermore, future pension contributions beyond 2005 cannot be determined at this time.

         Construction and Environmental -- SJI's estimated net cost of construction and environmental remediation programs for 2005 totals $87.2 million. Commitments were made regarding some of these programs.

         Gas Supply Contracts -- SJG, in the normal course of business, has entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The earliest that any of these contracts expires is March 2006. The transportation and storage service agreements between SJG and

                                     SJI-23

its interstate pipeline suppliers were made under Federal Energy Regulatory Commission approved tariffs. SJG's cumulative obligation for demand charges and reservation fees paid to suppliers for these services is approximately $4.1 million per month, recovered on a current basis through the BGSS.

         Pending Litigation -- SJI is subject to claims arising in the ordinary course of business and other legal proceedings. We accrue liabilities related to these claims when we can determine the amount or range of amounts of likely settlement costs for those claims. SJI has been named in, among other actions, certain product liability claims related to our former sand mining subsidiary. Management does not currently anticipate the disposition of any known claims to have a material adverse effect on SJI's financial position, results of operations or liquidity.

         Parental Guarantees --As of March 31, 2005, SJI had issued $226.0 million of parental guarantees on behalf of its subsidiaries. Of this total, $167.2 million expire within one year, $1.0 million expire between one and two years and $57.8 million have no expiration date. The vast majority of these guarantees were issued to guarantee payment to third parties with whom our subsidiaries have commodity supply contracts. These contracts contain netting provisions which permit us to net the ultimate cash payment for monthly buys and sells from/to counterparties. As of March 31, 2005, these guarantees support future firm commitments and $49.1 million of the Accounts Payable recorded on our condensed consolidated balance sheet. As part of our risk management policy, we also require parental guarantees from trading counterparties as applicable. These arrangements are typical in our industry.

         SJI has also issued five parental guarantees totaling $30.2 million related to Marina's construction and operating activities.

         Standby Letters of Credit -- As of March 31, 2005, SJI provided $46.0 million of standby letters of credit from four commercial banks supporting the variable rate demand bonds issued through the New Jersey Economic Development Authority to finance Marina's thermal plant project. The letter of credit agreement contains certain financial covenants measured on a quarterly basis. SJI was in compliance with these covenants as of March 31, 2005.

         Also, as of March 31, 2005, SJI has issued four letters of credit totaling $6.4 million. Three of these letters were posted to two different utilities to enable SJE to market retail electricity within the respective utilities' service territories. The remaining letter was posted related to the construction activity of ACLE.

         Environmental Remediation Costs -- SJI incurred and recorded costs for environmental cleanup of 12 sites where SJG or its predecessors operated gas manufacturing plants. SJG stopped manufacturing gas in the 1950s. SJI and some of its nonutility subsidiaries also recorded costs for environmental cleanup of sites where SJF previously operated a fuel oil business and Morie maintained equipment, fueling stations and storage.

         SJI successfully entered into settlements with all of its historic comprehensive general liability carriers regarding the environmental remediation expenditures at the SJG sites. Also, SJG purchased a Cleanup Cost Cap Insurance Policy limiting the amount of remediation expenditures that SJG will be required to make at 11 of its sites. This Policy will be in force until 2024 at 10 sites and until 2029 at one site. The new future cost estimates discussed hereafter are not reduced by projected insurance recoveries from the Cleanup Cost Cap Insurance Policy.

                                     SJI-24

         Since the early 1980s, SJI accrued environmental remediation costs of $155.9 million, of which $99.5 million was spent as of March 31, 2005. With the assistance of a consulting firm, we estimate that undiscounted future costs to clean up SJG's sites will range from $51.9 million to $191.4 million. We recorded the lower end of this range as a liability because a single reliable estimation point is not feasible due to the amount of uncertainty involved in the nature of projected remediation efforts and the long period over which remediation efforts will continue. It is reflected on the March 31, 2005 condensed consolidated balance sheet under Current Liabilities and Deferred Credits and Other Noncurrent Liabilities. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements. The major portion of accrued environmental costs relate to the cleanup of SJG's former gas manufacturing sites.

         SJG has two regulatory assets associated with environmental costs. The first asset, Environmental Remediation Cost: Expended -- Net, represents what was actually spent to clean up former gas manufacturing plant sites. These costs meet the requirements of Statement No. 71. The BPU allows SJG to recover expenditures through the RAC.

         The other asset, Environmental Remediation Cost: Liability for Future Expenditures, relates to estimated future expenditures determined under the guidance of FASB Statement No. 5, "Accounting for Contingencies." We recorded this amount, which relates to former manufactured gas plant sites, as a regulatory asset under Statement No. 71 with the corresponding amount reflected on the condensed consolidated balance sheet under Current Liabilities and Deferred Credits and Other Noncurrent Liabilities. The BPU's intent, evidenced by current practice, is to allow SJG to recover the deferred costs after they are spent over 7-year periods. As of March 31, 2005, we reflected SJG's unamortized remediation costs of $5.6 million on the condensed consolidated balance sheet under Regulatory Assets. Since implementing the RAC in 1992, SJG has recovered $44.5 million through rates.

         With Morie's sale, EMI assumed responsibility for environmental liabilities estimated between $2.8 million and $8.8 million. The information available on these sites is sufficient only to establish a range of probable liability and no point within the range is more likely than any other. Therefore, EMI has accrued the lower end of the range. Changes in the accrual are included in the statements of condensed consolidated income under Loss from Discontinued Operations -- Net.

         SJI and SJF estimated their potential exposure for the future remediation of four sites where fuel oil operations existed years ago. Estimates for these sites range from $1.2 million to $5.0 million. We recorded the lower ends of these ranges on the 2005 condensed consolidated balance sheet under Current Liabilities and Deferred Credits and Other Noncurrent Liabilities as of March 31, 2005.
         `
                                     SJI-25

            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (Unaudited)


         Overview


         South Jersey Industries, Inc. (SJI) is an energy services holding company that provides a variety of products and services through the following wholly owned subsidiaries:

        1) South Jersey Gas Company (SJG) is a regulated natural gas utility. SJG distributed natural gas in the seven southernmost counties of New Jersey to 316,094 customers at March 31, 2005 compared with 307,044 customers at March 31, 2004. SJG also:

        * sells natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system;

        * transports natural gas purchased directly from producers or suppliers for its own sales and for some of its customers; and

        * serviced appliances via the sale of appliance service programs, as well as on a time and materials basis through September 1, 2004, at which time the business line was transferred out of SJG and into South Jersey Energy Service Plus, LLC.

         2) South Jersey Energy Company (SJE) acquires and markets natural gas and electricity to retail end users and provides total energy management services to commercial and industrial customers. SJE also markets an air quality monitoring system through AirLogics, LLC. SJE and GZA GeoEnvironmental, Inc., an environmental consulting firm, each have a 50% equity interest in AirLogics.

         3) South Jersey Resources Group, LLC (SJRG) markets wholesale natural gas storage, commodity and transportation in the mid-Atlantic and southern states. SJRG also conducts price-risk management activities by entering into a variety of physical and financial transactions including forward contracts, swap agreements, option contracts and futures contracts. SJRG performs this risk management function for SJG and SJE and enters into the types of financial transactions noted above.

         4) Marina Energy LLC (Marina) develops and operates energy-related projects. Marina's largest project, the development of a facility to provide cooling, heating and hot water to the Borgata Hotel Casino & Spa in Atlantic City, began commercial operations in July 2003. Marina also owns a 51% equity interest in AC Landfill Energy, LLC (ACLE). ACLE was formed with DCO Energy, LLC
(DCO) to develop and install a 1,400 kilowatt methane-to-electric power generation system at a county-owned landfill in Egg Harbor Township, NJ. Commercial operation of the plant began in March 2005. Marina also owns a 51% equity interest in WC Landfill Energy, LLC (WCLE). WCLE was formed with DCO to develop and install a 3,800 kilowatt methane-to-electric power generation system at a county-owned landfill in White Township, NJ. Commercial operation of the plant is targeted for the end of 2005.

                                     SJI-26

        5) South Jersey Energy Service Plus, LLC (SJESP) installs residential and small commercial HVAC systems and services appliances via the sale of appliance service programs as well as on a time and materials basis in southern New Jersey.

         SJI also has a joint venture investment with Conectiv Solutions, LLC in Millennium Account Services, LLC (Millennium). Millennium provides meter reading services to SJG and Conectiv Power Delivery in southern New Jersey.

Forward-Looking Statement and Risk Factors:

         Certain statements contained in this Quarterly Report on Form 10-Q may qualify as "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Report should be considered forward-looking statements made in good faith by the Company and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, or any other of the Company's documents or oral presentations, words such as "anticipate", "believe", "expect", "estimate", "forecast", "goal", "intend", "objective", "plan", "project", "seek", "strategy" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements. These risks and uncertainties include, but are not limited to, the following: general economic conditions on an international, national, state and local level; weather conditions in our marketing areas; changes in commodity costs; changes in the availability of natural gas; regulatory and court decisions; competition; the availability and cost of capital; costs and effects of legal proceedings and environmental liabilities; the failure of customers or suppliers to fulfill their contractual obligations; and changes in business strategies.

         A discussion of these risks and uncertainties may be found in the Company's Form 10-K for the year ended December 31, 2004. Accordingly, while the Company believes these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, the Company undertakes no obligation to update or revise any of its forward-looking statements whether as a result of new information, future events or otherwise.

         Critical Accounting Policies

         Estimates and Assumptions -- As described in the footnotes to our condensed consolidated financial statements, management must make estimates and assumptions that affect the amounts reported in the financial statements and related disclosures. Actual results could differ from those estimates. SJI's Form 10-K for the year ended December 31, 2004 describes five critical accounting policies within the section Management's Discussion and Analysis that require a significant amount of judgment and estimation. These relate to regulatory accounting, energy derivatives, environmental remediation costs, pension and other postretirement employee benefit costs, and revenue recognition.

         New Accounting Pronouncements -- See detailed discussions concerning New Accounting Pronouncements and their impact on SJI in Note 1 to the condensed consolidated financial statements.

                                     SJI-27

         Temperature Adjustment Clause -- A BPU-approved Temperature Adjustment Clause (TAC) decreased SJG's net income by $0.9 million and $0.7 million for the three months ended March 31, 2005 and 2004, respectively, due to lower than normal temperatures. The clause mitigates the effect of variations in heating season temperatures from historical norms. While we record the revenue and income impacts of TAC adjustments as incurred, cash inflows or outflows directly attributable to TAC adjustments generally do not begin until the next clause year. Each TAC year begins October 1.

         Recent Regulatory Actions -- See detailed discussion concerning Recent Regulatory Actions in Note 7 to the condensed consolidated financial statements.

         Environmental Remediation -- SJI incurred and recorded costs for environmental cleanup of 12 sites where SJG or its predecessors operated manufactured gas plants (MGP). SJG stopped manufacturing gas in the 1950s. SJI and some of its nonutility subsidiaries also recorded costs for environmental cleanup of sites where we previously operated a fuel oil business and also where we maintained equipment, fueling stations and storage. We successfully entered into settlements with all of SJG's historic comprehensive general liability carriers regarding environmental remediation expenditures at former MGP sites. As part of these settlements, SJG purchased an insurance policy that caps its remediation expenditures at 11 of these sites. The insurance policy is in force until 2024 at 10 sites and until 2029 at one site.

         We believe that all costs incurred net of insurance recoveries relating to SJG's MGP sites will be recovered through rates under SJG's Remediation Adjustment Clause (RAC). The RAC currently permits SJG to recover incurred costs in equal installments over 7-year periods with carrying costs. As of March 31, 2005, SJG has $5.6 million of remediation costs not yet recovered through rates.

         Other matters are discussed in Note 11 to the condensed consolidated financial statements included as part of this report.

         Results of Operations

         Operating Revenues -- Utility -- Revenues, net of intercompany transactions, increased $14.8 million during the first quarter of 2005 compared with the same period last year primarily due to two factors. First, SJG added 9,050 customers during the 12-month period ended March 31, 2005, which represents a 2.9% increase in total customers. Second, 20% of the residential customers purchasing their gas from a source other than SJG migrated back to utility sales service. The number of residential transportation customers decreased from 106,620 at March 31, 2004, to 85,207 at March 31, 2005 as third party marketers are finding it difficult to compete with the utility under current market conditions. This migration of customers from transportation service back to sales service has a direct impact on utility revenues as charges for gas costs are included in sales revenues and not in transportation revenues. However, since gas costs are passed on directly to customers without any profit margin added by SJG, the change in customer utilization of gas marketers did not impact SJG's profitability.

         Partially offsetting these factors were lower customer utilization rates combined with 1.5% warmer weather in the first quarter of 2005 compared with the same period in 2004, a $6.4 million decrease in Off-System Sales (OSS)

                                   SJI-28

revenues, and the impact of the July 2004 rate case settlement on revenues. The decrease in the OSS revenues was the direct impact of lower sales volume. This was partially offset by an increase in capacity release activity during the period. Capacity release allows SJG to sell any unused capacity for a profit, but the revenues from such activities are much lower than those from OSS since no commodity is included in the sale. Finally, SJG's revenues were lower due to the impact of the July 2004 settlement of several matters before the BPU. This settlement increased SJG's base rates and at the same time SJG reduced rates in several clauses that were no longer needed to recover costs. SJG was either no longer incurring or had already recovered the specific costs that these clauses were designed to recover. Since revenues raised under these clauses were for cost recovery only and had no profit margin built in, their elimination has no impact on SJG's net income.

         The base rate increase discussed above, and in greater detail in Note 7 to the condensed consolidated financial statements, had the impact of increasing utility margins (revenues less gas costs and associated energy taxes) by approximately $3.9 million during the first quarter of 2005 compared with the same period last year.

         As a result of SJG's Temperature Adjustment Clause (TAC), revenues from utility ratepayers are closely tied to 20-year normal temperatures calculated under the clause and not actual temperatures. While the clause significantly reduces fluctuations in revenues related to temperature, as a general rule, revenues continue to be positively impacted by colder weather and negatively impacted by warmer weather. Weather during the first three months of 2005 was 1.5% warmer than in 2004, and 5.9% colder than the 20-year TAC average.

         Total gas throughput increased 10.9% to 47.0 billion cubic feet (Bcf) from March 31, 2004 to March 31, 2005. The higher throughput was primarily due to a significant increase in capacity release activity during the first quarter of 2005. While revenues from such activities are not as high as those including the actual sale of commodity, contributions to margins are still comparable.

         The following is a comparison of operating revenue and throughput for the three months ended March 31:
                                                        2005              2004
                                                       ------            ------
Operating Revenues (thousands):
Firm
     Residential                                $      97,171     $      81,141
     Commercial                                        35,204            23,966
     Industrial                                         2,055             2,317
     Cogeneration & Electric Generation                   849               419
     Firm Transportation                               24,757            32,869
                                                --------------    --------------
         Total Firm Operating Revenues                160,036           140,712
                                                --------------    --------------

Interruptible                                             415               288
Interruptible Transportation                              599               295
Off-System                                             48,905            55,352
Capacity Release & Storage                              4,192             2,727
Appliance Service                                           -             2,136
Other                                                     390               750
Intercompany Sales                                     (2,370)           (4,846)
                                                --------------    --------------

                                     SJI-29

         Total Operating Revenues                  $  212,167     $     197,414
                                                ==============    ==============

Throughput (MMcf):
Firm
     Residential                                        8,304             7,488
     Commercial                                         3,353             2,431
     Industrial                                           100                92
     Cogeneration & Electric Generation                    65                25
     Firm Transportation                               10,233            12,212
                                                --------------    --------------
         Total Firm Throughput                         22,055            22,248
                                                --------------    --------------

Interruptible                                              38                34
Interruptible Transportation                              855               576
Off-System                                              6,663             7,833
Capacity Release & Storage                             17,354            11,662
                                                --------------    --------------
         Total Throughput                              46,965            42,353
                                                ==============    ==============

         Operating Revenues -- Nonutility -- Revenues, net of intercompany transactions, increased by $6.2 million for the first quarter 2005 compared with the first quarter of 2004. Most of the increase was due to a $5.5 million increase in SJRG's revenues for the quarter ended March 31, 2005 compared with the quarter ended March 31, 2004 due mainly to sales volume growth, highlighted by additional storage capacity, and higher gas prices.

         SJESP's revenues increased $2.8 million for the quarter ended March 31, 2005 compared with the quarter ended March 31, 2004 due mainly to the transfer of SJG's appliance service business in September 2004.

         SJE's revenues from retail gas decreased by $7.4 million due mainly to the decrease of over 16,300 residential and 3,100 commercial gas customers resulting from unfavorable market conditions experienced over the preceding twelve months. The market price for gas has been above the price charged by SJG to its customers, causing SJE to currently suspend its gas marketing efforts. Revenues from retail electric increased $6.5 million due to the addition of several industrial customers and higher commodity prices for the quarter ended March 31, 2005.

         Cost of Sales -- Utility -- Cost of sales, net of intercompany transactions, increased $9.7 million during the first quarter of 2005 compared with the same period in 2004 due principally to the increase in SJG's total customer base and the impact of the migration of customers from transportation service back to sales service as discussed in detail under Operating Revenues - Utility. This increase was partially offset by lower Off-System Sales (OSS) volume. While changes in gas costs associated with OSS directly impact cost of sales, changes in the unit cost of gas sold to utility ratepayers do not always directly affect cost of sales. We defer fluctuations in gas costs to ratepayers not reflected in current rates to future periods under a BPU-approved Basic Gas Supply Service (BGSS) price structure.

                                     SJI-30

         Gas supply sources include contract and open-market purchases. SJG secures and maintains its own gas supplies to serve its sales customers. We do not anticipate any difficulty renewing or replacing expiring contracts under substantially similar terms and conditions.

         Cost of Sales -- Nonutility -- Cost of sales, net of intercompany transactions, increased $2.2 million for the first quarter of 2005 compared with the first quarter of 2004 due mainly to SJRG's growth and higher electric costs as described in the Operating Revenues -- Nonutility section.

         Operations Expense -- A summary of increases in operations expense, net of intercompany transactions for the three months ended March 31 follows (in thousands):

                                                         2005 vs. 2004
                                                         -------------
Utility                                                  $       1,540
                                                         -------------
Nonutility:
         Wholesale Gas                                              42
         Retail Gas and Other                                    1,098
         On-Site Energy Production                                  83
         Appliance Service                                       1,088
                                                         -------------
                  Total Nonutility                               2,311
Corporate                                                          245
                                                         -------------
                  Total Operations                       $       4,096
                                                         =============

         Utility Operations expense increased $1.5 million during the first quarter of 2005 compared to the same period in 2004 primarily as a result of higher bad debt expense which increased by $0.9 million. During the first quarter of 2005, SJG increased its reserve for uncollectible accounts by $0.7 million to address the increase in the accounts receivable balances at March 31, 2005 compared with March 31, 2004. During the first quarter of 2004, the BPU approved a BGSS refund of $20.8 million which improved our accounts receivable aging significantly, resulting in a reduction in SJG's reserve of approximately $0.1 million in that period. SJG provided customers with an additional BGSS refund in March 2005 in the amount of $11.3 million. While this refund also improved the accounts receivable aging at March 31, 2005, it was significantly less than the prior year refund. In addition, the month of March 2005 was 24% colder than March 2004. As collection on March sales is recovered on a cycle basis, a large portion is not recovered until April; therefore, the increase in billed sales in March 2005 directly impacts the amount outstanding as of the end of the quarter.

         The remaining increase in operations expense primarily resulted from higher administrative and general expenses (A&G). A&G increased as a result of higher employee benefit costs; increased regulatory expenses resulting from amortizations approved in the July 2004 rate case settlement; and a 2004 reduction of SJG's reserve for outstanding claims in the amount of $0.3 million following a period of favorable claims settlements. It should be noted that the amortizations of approximately $0.1 million resulting from the rate case settlement were included in rate recovery from its customers and had no impact on net income.

         Nonutility Retail Gas and Other Operations expenses increased for the quarter ended March 31, 2005 compared with the quarter ended March 31, 2004 due

                                     SJI-31

mainly to a significant uncollectible reserve adjustment following a bankruptcy declaration by one of SJE's industrial gas customers. Appliance Service Operations expenses increased as the business began independent operations in September 2004.

         Other Operating Expenses -- A summary of principal changes in other consolidated operating expenses for the three months ended March 31 (in thousands):

                                             2005 vs. 2004
                                             -------------

         Maintenance                          $      148
         Depreciation                               (727)
         Energy and Other Taxes                      286

         Depreciation decreased for the three months ended March 31, 2005 compared with the three months ended March 31, 2004 due mainly to a reduction in SJG's depreciation expense resulting from lower depreciation rates approved by the BPU as part of its recent rate case settlement. SJG's composite depreciation rate was reduced from 2.9% to 2.4% effective July 2004.

         The increase in Energy and Other Taxes for the three months ended March 31, 2005 compared with the three months ended March 31, 2004 relates primarily to increases in taxable volumes of gas sold and transported by SJG and higher revenue-based taxes as reflected under the caption, "Operating Revenues -- Utility."

         Interest Charges -- Interest charges increased for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004 primarily due to higher average interest rates on short-term bank debt and higher levels of long-term fixed rate debt. The impact of these factors was partially mitigated by lower levels of short-term bank debt outstanding during the 2005 quarter.

         Debt is incurred primarily to expand and upgrade SJG's gas transmission and distribution system, to support seasonal working capital needs related to inventories and customer receivables, and to develop energy projects.

         Discontinued Operations -- The losses are primarily comprised of environmental remediation and product liability litigation associated with previously disposed businesses.

         Net Income -- Net income increased $2.4 million, or 10.0%, to $26.7 million for the quarter ended March 31, 2005 as compared with $24.3 million for the quarter ended March 31, 2004. We discuss the reasons for the increases in net income in detail above.

         Liquidity and Capital Resources -- Liquidity needs at SJI are driven by factors that include natural gas commodity prices; the impact of weather on customer bills; lags in fully collecting gas costs from customers under the Basic Gas Supply Service charge; working capital needs of our energy trading and marketing activities; the timing of construction and remediation expenditures and related permanent financings; mandated tax payment dates; and both discretionary and required repayments of long-term debt.

                                     SJI-32

         Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities varies from year to year primarily due to the impact of weather on customer demand and related gas purchases, inventory utilization and gas cost recoveries.

         In addition to annual fluctuations, SJI's operations are also subject to seasonal fluctuations. Significant changes in the balances of current assets and current liabilities can occur from the end of one reporting period to another as evidenced by the changes on the condensed consolidated balance sheets. Cash inflows generally increase during the first quarter as a result of collections on winter season accounts receivable and the increased use of gas in storage to serve customers. Much of this cash is used to pay down short-term notes payable to banks and cover dividend requirements. SJI also ends each calendar year in a prepaid tax position due to mandatory prepayment requirements on all state taxes. Such prepayments are credited against amounts otherwise due during the first quarter; thus, further improving first quarter liquidity.

         Sales during the first quarter historically exceed any other quarter during the year. As a result, accounts receivable is generally at its highest as of March 31 as compared to any other quarter end. Unlike billed sales, customer receivables associated with unbilled revenue will track temperatures during the last month of the reporting period. As such, unbilled revenues will generally be highest at the end of the fourth quarter as weather is colder in the month of December compared with March, June, and September.

         We use short-term borrowings under lines of credit from commercial banks to supplement cash from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, we refinance short-term debt incurred to finance capital expenditures with long-term debt. Bank credit lines available to SJI totaled $266.0 million at March 31, 2005, of which $38.8 million, inclusive of $6.4 million of letters of credit, was used. Those bank facilities consist of a $100.0 million revolving credit facility that expires in August 2006, and $76.0 million of uncommitted bank lines available to SJG; and a $60.0 million revolving credit facility that expires in August 2007, and $30.0 million of uncommitted bank lines available to SJI. The amount of the revolving credit available to SJI was increased by $20.0 million and the expiration date was extended to 2007 in August 2004. We increased the SJI revolving credit in anticipation of greater working capital needs due to anticipated growth at our nonutility operations over the next two years. The revolving credit facilities contain certain financial covenants measured on a quarterly basis. SJI and SJG were in compliance with these covenants as of March 31, 2005. Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business' future liquidity needs.

         SJI supplements its operating cash flow and credit lines with both debt and equity capital. Over the years, SJG has used long-term debt, primarily in the form of First Mortgage Bonds and Medium Term Notes (MTN), secured by the same pool of utility assets, to finance its long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment. Under a $150.0 million MTN program established in December 2002, SJG issued

                                     SJI-33

$110.0 million of long-term debt in 2003. SJG issued the remaining $40.0 million of notes under the MTN program in August 2004 at an average interest rate of 5.66% and an average maturity of 17 years. We used the proceeds of all of the issues to refinance short-term debt outstanding to commercial banks and to redeem certain high interest bearing securities. In addition, SJG redeemed $15.0 million of its 7.7% MTN in July 2004. We anticipate establishing a new MTN program by mid-2005.

         SJI has raised equity capital over the past three years through its Dividend Reinvestment Plan (DRP). Participants in SJI's DRP receive newly issued shares. We offer a 2% discount on DRP investments as it is the most cost-effective way to raise equity capital in the quantities we are seeking. Through the DRP, SJI raised $0.7 million of equity capital by issuing 14,053 shares for the three months ended March 31, 2005 and $36.2 million of equity capital by issuing 616,301 shares for the twelve months ended December 31, 2004. We anticipate raising a total of approximately $15.0 million of equity capital through the DRP in 2005.

         On March 30, 2005, SJG provided notice of its intent to redeem its Redeemable Cumulative Preferred 8% Series of preferred stock. The total amount outstanding as of the May 1, 2005 redemption date was $1.69 million.

         On March 3, 2005, the Board of Directors authorized an amendment to SJI's Certificate of Incorporation to increase the authorized number of shares of Common Stock from 20,000,000 shares to 60,000,000 shares. This authorization was approved by SJI's shareholders vote at SJI's annual meeting of shareholders held on April 21, 2005. The principal purpose of the increase is to permit a two-for-one split of all the issued shares of SJI's Common Stock with a record date of June 10, 2005. As the market price of SJI's shares of Common Stock has increased, our Board believes that a stock split would result in a market price for the Common Stock that would be more attractive to a broader spectrum of investors and, therefore, would benefit both SJI and our existing stockholders through greater liquidity in the market. SJI's Board of Directors also believes that it is advisable and in our best interest to have available additional authorized but unissued shares of Common Stock in an amount adequate to provide for our future needs. Our Board believes that the availability of additional authorized shares will enable it to act with flexibility when and as the need arises to issue additional shares in the future without the delays necessitated by having to obtain shareholder approval at that time. For further discussion on the approved stock split, see Note 3 to the condensed consolidated financial statements.

         SJI's capital structure, excluding preferred stock which was immaterial, was as follows:

                                              As of            As of
                                           March 31,       December 31,
                                              2005             2004
                                             ------            -----


        Common Equity                           51%              45%
        Long-Term Debt                          44%              42%
        Short-Term Debt                          5%              13%
                                              -----             ----

                 Total                          100%             100%
                                              =====             ====


         SJG's long-term, senior secured debt is rated "A" and "Baa1" by Standard & Poor's and Moody's Investor Services, respectively. These ratings have not changed in the past five years.

                                     SJI-34

         SJG is restricted as to the amount of cash dividends or other distributions that may be paid on its common stock by an order issued by the BPU in July 2004, that granted SJG an increase in base rates. Per the order, SJG is required to maintain total common equity of no less than $289.0 million. SJG's total common equity balance was $323.5 million at March 31, 2005.

         Capital Expenditures, Commitments and Contingencies

         Capital Expenditures -- SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental remediation costs. Construction and remediation expenditures for the three months ended March 31, 2005 amounted to $16.1 million. We estimate the net costs for 2005, 2006 and 2007 at approximately $87.2 million, $48.4 million and $46.0 million, respectively.

         Commitments and Contingencies -- SJI is obligated on the letters of credit supporting the Variable Rate Demand Bonds issued through the New Jersey Economic Development Authority by Marina. A syndicate of four commercial banks has issued $46.0 million of letters of credit to provide credit support for those bonds, the proceeds of which were used for the development of Marina's thermal plant project. The letter of credit agreement contains certain financial covenants measured on a quarterly basis. SJI was in compliance with these covenants as of March 31, 2005.

         SJG has certain commitments for both pipeline capacity and gas supply for which it pays fees regardless of usage. Those commitments as of March 31, 2005 average $43.9 million annually and total $200.9 million over the contracts' lives. Approximately 24% of the financial commitment under these contracts expires during the next five years. We expect to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the Basic Gas Supply Service clause.

         Also, as of March 31, 2005, SJI has issued four letters of credit totaling $6.4 million. Three of these letters were posted to two different utilities to enable SJE to market retail electricity within the respective utilities' service territories. The remaining letter was posted related to the construction activity of AC Landfill Energy, LLC.

         Off-Balance Sheet Arrangements -- SJI has no off-balance sheet financing arrangements.

         Parental Guarantees -- As of March 31, 2005, SJI had issued $226.0 million of parental guarantees on behalf of its subsidiaries. Of this total, $167.2 million expire within one year, $1.0 million expire between one and two years and $57.8 million have no expiration date. The vast majority of these guarantees were issued as guarantees of payment to third parties with whom our subsidiaries have commodity supply contracts. These contracts contain netting provisions which permit us to net the ultimate cash payment for monthly buys and sells from/to counterparties. As of March 31, 2005, these guarantees support future firm commitments and $49.1 million of the Accounts Payable recorded on our condensed consolidated balance sheet. As part of our risk management policy, we also require parental guarantees from trading counterparties as applicable. These arrangements are typical in our industry. SJI has also issued five parental guarantees totaling $30.2 million related to Marina's construction and operating activities.

                                     SJI-35

         Pending Litigation -- SJI is subject to claims arising in the ordinary course of business and other legal proceedings. We accrue liabilities related to claims when we can determine the amount or range of amounts of likely settlement costs for those claims. SJI has been named in, among other actions, certain product liability claims related to our former sand mining subsidiary. Management does not currently anticipate the disposition of any known claims to have a material adverse effect on SJI's financial position, results of operations or liquidity.

         Contract Modifications -- On September 27, 2004, Marina signed an agreement with the Borgata to amend the terms of the original contract dated December 12, 2000. As provided under this new agreement, Marina paid the Borgata $3.5 million on September 28, 2004 to remove the liquidating damages provision from the Energy Services Agreement and eliminate the requirement for a Letter of Credit from the Operations Agreement. The payment of $3.5 million is being amortized on a straight-line basis over the remaining term of the original 20-year contract.

         Prompted by its most recent expansion project, Borgata extended its agreement with Marina to provide increased energy services to its growing Atlantic City resort. The new 20-year contract covers service to both the existing and new facilities and significantly increases the demand for energy services provided by Marina. Borgata's 500,000 square foot expansion is expected to open by mid-2006. Marina expects to spend approximately $23.0 million to expand its Atlantic City, NJ thermal plant to serve the expanded resort.

                                     SJI-36

          Item 3. Quantitative and Qualitative Disclosures About Market
                        Risks of the Company (Unaudited)

         Commodity Market Risks -- Certain regulated and unregulated SJI subsidiaries are involved in buying, selling, transporting and storing natural gas and buying and selling retail electricity for their own accounts as well as managing these activities for others. These subsidiaries are subject to market risk due to price fluctuations. To hedge against this risk, we enter into a variety of physical and financial transactions including forward contracts, swaps, futures and options agreements. To manage these transactions, SJI has a well-defined risk management policy approved by our Board of Directors that includes volumetric and monetary limits. Management reviews reports detailing activity daily. Generally, the derivative activities described above are entered into for risk management purposes.

         SJG and SJE transact commodities on a physical basis and typically do not enter into financial derivative positions directly. SJRG manages risk for these entities as well as for its own portfolio by entering into the types of transactions noted above. As part of its gas purchasing strategy, SJG occasionally uses financial contracts to hedge against forward price risk. These contracts are recoverable through SJG's BGSS, subject to BPU approval. It is management's policy, to the extent practical, within predetermined risk management policy guidelines, to have limited unmatched positions on a deal or portfolio basis while conducting these activities. As a result of holding open positions to a minimal level, the financial impact to SJRG of changes in value of a particular transaction is substantially offset by an opposite change in the related hedge transaction. As of March 31, 2005, SJRG had $23.8 million of Accounts Receivable under sales contracts. Of that total, 83% were with companies rated investment-grade, were guaranteed by an investment-grade-rated parent or were with companies where we have a collateral arrangement. The remainder of the accounts receivable were within approved credit limits.

         SJRG and SJE entered into certain contracts to purchase, sell, and transport natural gas. For those derivatives not designated as hedges, we recorded the net unrealized pre-tax gain of $4.1 million and $2.0 million in earnings during the three months ended March 31, 2005 and 2004, respectively, which are included with realized gains and losses in Operating Revenues -- Nonutility. SJRG's and SJE's contracts are typically less than 12 months long. SJE entered into two longer-term gas supply contracts with two of its larger customers. These contracts were reviewed and approved by SJI's Risk Management Committee after being satisfied that our exposure to price and credit risk had been sufficiently mitigated. The fair value and maturity of all these energy trading and hedging contracts determined under the mark-to-market method as of March 31, 2005 is as follows (in thousands):

                                     SJI-37

Assets                                                  Maturity     Maturity      Beyond
       Source of Fair Value                             < 1 Year   1 - 3 Years    3 Years        Total
                                                      -----------  -----------   ----------   -----------

Prices Actively Quoted        NYMEX:
   Trading                                            $    6,350   $    1,424    $     323    $    8,097
   Hedging                                                 8,713          143           --         8,856
                                                      ---------------------------------------------------
       Subtotal                                           15,063        1,567          323        16,953
                                                      ---------------------------------------------------
Other External Sources        Basis:
   Trading                                                 8,312        1,043          104         9,459
   Hedging                                                   526           --           --           526
                                                      ---------------------------------------------------
       Subtotal                                            8,838        1,043          104         9,985
                                                      ---------------------------------------------------

Total                                                 $   23,901   $    2,610    $     427    $   26,938
                                                      ===================================================

Liabilities                                             Maturity     Maturity       Beyond
       Source of Fair Value                             < 1 Year    1 - 3 Years    3 Years       Total
                                                        --------   ------------  ----------   -----------

Prices Actively Quoted        NYMEX:
   Trading                                            $    2,440   $    1,406    $     298    $    4,144
   Hedging                                                     3           --           --             3
                                                      ---------------------------------------------------
       Subtotal                                            2,443        1,406          298         4,147
                                                      ---------------------------------------------------
Other External Sources        Basis:
   Trading                                                 3,241          289           29         3,559
   Hedging                                                   109           --           --           109
                                                      ---------------------------------------------------
       Subtotal                                            3,350          289           29         3,668
                                                      ---------------------------------------------------

Total                                                 $    5,793   $    1,695    $     327    $    7,815
                                                      ===================================================

         NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location.

         A reconciliation of SJI's estimated net fair value of energy-related derivatives, including energy trading and hedging contracts, follows (in thousands):

     Net Derivatives -- Energy Related Assets, January 1, 2005       $    9,037
     Contracts Settled During Quarter Ended March 31, 2005, Net           1,918
     Other Changes in Fair Value from Continuing
       and New Contracts, Net                                             8,168
                                                                     -----------
     Net Derivatives -- Energy Related Assets, March 31, 2005        $   19,123
                                                                     ===========

         Interest Rate Risk -- Our exposure to interest-rate risk relates primarily to short-term, variable rate borrowings. Short-term, variable rate debt outstanding at March 31, 2005 was $32.4 million and averaged $30.7 million during the first quarter of 2005. A hypothetical 100 basis point (1%) increase in interest rates on our average variable rate debt outstanding would result in a $181,100 increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2004 -- 115 b.p. increase; 2003 -- 28 b.p. decrease; 2002 -- 74 b.p. decrease; 2001 -- 383 b.p. decrease; and 2000 -- 83 b.p. increase. For March 2005, our average interest rate on variable rate debt was 3.30%.

                                     SJI-38

         SJG primarily issues long-term debt at fixed rates and, consequently, interest expense on existing debt is not significantly impacted by changes in market interest rates. SJG redeemed, at par, $7.5 million of 8.6% debenture notes in February 2005. In November 2004, SJG entered into a derivative transaction known as a "Treasury Lock" to hedge against the impact of possible interest rate increases on a $10.0 million, 30-year debt issuance by SJG planned for July 2005. The only other long-term debt outstanding, exclusive of that issued by the utility, consists of the New Jersey Economic Development Authority bonds used to finance the construction of Marina's thermal energy plant and long-term bank loans used to finance the construction of a landfill gas cogeneration project. The bonds for the thermal plant were issued at floating rates that reset weekly. Subsequent to issuance, we entered into interest rate swap contracts that, as of March 31, 2005, effectively fixed the rate on $20.0 million of tax-exempt debt at 4.08% through 2011; and fixed the rates on $9.0 million, $3.9 million, $8.0 million and $3.9 million of taxable debt at 4.55%, 4.62%, 4.80% and 4.78%, respectively. The swaps on the taxable debt expire at various times between 2005 and 2014. The long-term debt for the landfill gas cogeneration project totaled $2.0 million and amortizes over 15 years at fixed rates.

                                     SJI-39

                         Item 4. Controls and Procedures

         SJI management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

         No change in SJI's internal control over financial reporting occurred during SJI's first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



                          PART II -- OTHER INFORMATION


                            Item l. Legal Proceedings

         Information required by this Item is incorporated by reference to Part I, Item 1, Note 11, beginning on page 23.



                                Item 6. Exhibits

(a)   Exhibits

      Exhibit No.                   Description

       3 South Jersey Industries Certificate of Amendment of the Certificate of Incorporation, dated May 5, 2005.

      10 South Jersey Industries, Inc. 1997 Stock-Based Compensation Plan (as amended and restated effective April 21, 2005).

      31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

                                     SJI-40

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

                          SOUTH JERSEY INDUSTRIES, INC.
                                  (Registrant)



Dated:  May 10, 2005        By:  /s/  Edward J. Graham
                                 ----------------------------------------------
                                 Edward J. Graham
                                 Chairman, President & Chief Executive Officer



Dated:  May 10, 2005        By:  /s/  David A. Kindlick
                                 ----------------------------------------------
                                 David A. Kindlick
                                 Vice President & Chief Financial Officer

                                     SJI-42