Form 10-Q
period 2005-06-30
SOUTH JERSEY INDUSTRIES INC
filed 2005-08-09
CIK 91928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number 1-6364

SOUTH JERSEY INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

New Jersey  22-1901645
 (State of incorporation)  (IRS employer identification no.)

1 South Jersey Plaza, Folsom, NJ 08037
(Address of principal executive offices, including zip code)

(609) 561-9000
(Registrant’s telephone number, including area code)

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

As of August 5, 2005, there were 28,255,872 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements — See Pages 3 through 27

SJI - 2

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Three Months Ended
	June 30,
	2005	2004

Operating Revenues:
Utility	$84,759	$72,018
Nonutility	69,280	64,535

Total Operating Revenues	154,039	136,553

Operating Expenses:
Cost of Sales - Utility	53,787	43,115
Cost of Sales - Nonutility	57,114	55,942
Operations	16,131	16,135
Maintenance	1,511	1,439
Depreciation	5,971	6,757
Energy and Other Taxes	2,117	2,088

Total Operating Expenses	136,631	125,476

Operating Income	17,408	11,077

Other Income and Expense	(55)	137

Interest Charges	4,922	4,971

Income Before Income Taxes	12,431	6,243

Income Taxes	5,091	2,590

Equity in Affiliated Companies	215	267

Income from Continuing Operations	7,555	3,920

Loss from Discontinued Operations - Net	(182)	(142)

Net Income	$7,373	$3,778

Basic Earnings Per Common Share:
Continuing Operations	$0.270	$0.143
Discontinued Operations - Net	(0.006)	(0.005)

Basic Earnings Per Common Share	$0.264	$0.138

Average Shares of Common Stock Outstanding - Basic	27,953	27,460

Diluted Earnings Per Common Share:
Continuing Operations	$0.268	$0.141
Discontinued Operations - Net	(0.006)	(0.005)

Diluted Earnings Per Common Share	$0.262	$0.136

Average Shares of Common Stock Outstanding - Diluted	28,180	27,696

Dividends Declared per Common Share	$0.213	$0.203

The accompanying footnotes are an integral part of the financial statements.

SJI - 3

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Six Months Ended
	June 30,
	2005	2004

Operating Revenues:
Utility	$296,926	$269,434
Nonutility	185,683	174,731

Total Operating Revenues	482,609	444,165

Operating Expenses:
Cost of Sales - Utility	195,762	175,364
Cost of Sales - Nonutility	160,255	156,931
Operations	36,328	32,239
Maintenance	3,004	2,784
Depreciation	11,844	13,357
Energy and Other Taxes	7,275	6,960

Total Operating Expenses	414,468	387,635

Operating Income	68,141	56,530

Other Income and Expense	329	858

Interest Charges	10,227	9,932

Income Before Income Taxes	58,243	47,456

Income Taxes	24,205	19,500

Equity in Affiliated Companies	409	423

Income from Continuing Operations	34,447	28,379

Loss from Discontinued Operations - Net	(326)	(282)

Net Income	$34,121	$28,097

Basic Earnings Per Common Share:
Continuing Operations	$1.236	$1.046
Discontinued Operations - Net	(0.012)	(0.010)

Basic Earnings Per Common Share	$1.224	$1.036

Average Shares of Common Stock Outstanding - Basic	27,876	27,122

Diluted Earnings Per Common Share:
Continuing Operations	$1.226	$1.039
Discontinued Operations - Net	(0.012)	(0.010)

Diluted Earnings Per Common Share	$1.214	$1.029

Average Shares of Common Stock Outstanding - Diluted	28,102	27,310

Dividends Declared per Common Share	$0.426	$0.406

The accompanying footnotes are an integral part of the financial statements.

SJI - 4

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	June 30,
	2005	2004

Net Income	$7,373	$3,778

Other Comprehensive Income (Loss), Net of Tax:*

Change in Fair Value of Investments	121	(25)
Change in Fair Value of Derivatives - Other	(1,271)	682
Change in Fair Value of Derivatives - Energy Related	(4,538)	2,784

Other Comprehensive (Loss) Income - Net of Tax*	(5,688)	3,441

Comprehensive Income	$1,685	$7,219

	Six Months Ended
	June 30,
	2005	2004

Net Income	$34,121	$28,097

Other Comprehensive Income (Loss), Net of Tax:*

Change in Fair Value of Investments	78	(301)
Change in Fair Value of Derivatives - Other	(886)	429
Change in Fair Value of Derivatives - Energy Related	(4,581)	2,875

Other Comprehensive (Loss) Income - Net of Tax*	(5,389)	3,003

Comprehensive Income	$28,732	$31,100

* Determined using a combined statutory tax rate of 40.85%.

The accompanying footnotes are an integral part of the financial statements.

SJI - 5

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)
	Six Months Ended
	June 30,
	2005	2004

Cash Flows from Operating Activities:
Net Income	$34,121	$28,097
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	13,287	14,523
Unrealized Gain (Loss) on Derivatives - Energy Related	(2,117)	484
Provision for Losses on Accounts Receivable	1,925	461
Revenues and Fuel Costs Deferred - Net	(4,943)	12,784
Deferred and Non-Current Income Taxes and Credits - Net	6,208	5,933
Environmental Remediation Costs - Net	(813)	(1,227)
Gas Plant Cost of Removal	(443)	(400)
Changes in:
Accounts Receivable	49,594	34,048
Inventories	9,988	9,511
Other Prepayments and Current Assets	(1,395)	641
Prepaid and Accrued Taxes - Net	(2,092)	(14,307)
Accounts Payable and Other Accrued Liabilities	(20,221)	15,769
Other Assets	6,847	(660)
Other Liabilities	1,345	(5,841)

Net Cash Provided by Operating Activities	91,291	99,816

Cash Flows from Investing Activities:
Return of Investment in Affiliate	(34)	(22)
Affiliate Repayment of Loan	395	600
Proceeds from Minority Interest	54	-
Proceeds from Sale of Restricted Investments - Net	12,041	4,022
Capital Expenditures	(43,405)	(33,750)

Net Cash Used in Investing Activities	(30,949)	(29,150)

Cash Flows from Financing Activities:
Net Repayments of Lines of Credit	(38,775)	(72,400)
Principal Repayments of Long-Term Debt	(12,788)	(6,773)
Dividends on Common Stock	(12,127)	(11,053)
Proceeds from Sale of Common Stock	4,683	20,486
Payments for Issuance of Long-Term Debt	(100)	(42)
Premium for Early Retirement of Debt	(184)	-
Redemption of Preferred Stock	(1,690)	-

Net Cash Used in Financing Activities	(60,981)	(69,782)

Net (Decrease) Increase in Cash and Cash Equivalents	(639)	884
Cash and Cash Equivalents at Beginning of Period	5,272	4,364

Cash and Cash Equivalents at End of Period	$4,633	$5,248
The accompanying footnotes are an integral part of the financial statements.

SJI - 6

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	June 30,	December 31,
	2005	2004
Assets

Property, Plant and Equipment:
Utility Plant, at original cost	$984,100	$957,287
Accumulated Depreciation	(231,588)	(224,506)
Nonutility Property and Equipment, at cost	84,032	71,129
Accumulated Depreciation	(5,041)	(4,040)

Property, Plant and Equipment - Net	831,503	799,870

Investments:
Available-for-Sale Securities	5,340	5,310
Restricted	1,556	13,597
Investment in Affiliates	1,976	1,942

Total Investments	8,872	20,849

Current Assets:
Cash and Cash Equivalents	4,633	5,272
Accounts Receivable	102,052	113,778
Unbilled Revenues	7,390	45,857
Provision for Uncollectibles	(4,821)	(3,495)
Natural Gas in Storage, average cost	69,037	79,281
Materials and Supplies, average cost	5,613	5,357
Prepaid Taxes	12,644	6,104
Derivatives - Energy Related Assets	14,081	25,677
Derivatives - Other	2,146	1,549
Other Prepayments and Current Assets	6,285	4,491

Total Current Assets	219,060	283,871

Regulatory and Other Non-Current Assets:
Regulatory Assets	70,563	72,635
Prepaid Pension	27,068	28,589
Derivatives - Energy Related Assets	3,513	5,230
Derivatives - Other	17	197
Unamortized Debt Discount and Expense	8,852	8,894
Contract Receivables	15,314	16,153
Other	6,533	7,046

Total Regulatory and Other Non-Current Assets	131,860	138,744

Total Assets	$1,191,295	$1,243,334

The accompanying footnotes are an integral part of the financial statements.

SJI - 7

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	June 30,	December 31,
	2005	2004
Capitalization and Liabilities

Common Equity:
Common Stock	$35,008	$34,700
Premium on Common Stock	201,184	194,862
Accumulated Other Comprehensive (Loss) Income	(1,935)	3,453
Retained Earnings	133,391	111,397

Total Common Equity	367,648	344,412

Preferred Stock of Subsidiary	-	1,690

Long-Term Debt	319,126	328,914

Total Capitalization	686,774	675,016

Minority Interest	281	227

Current Liabilities:
Notes Payable	53,525	92,300
Current Maturities of Long-Term Debt	2,348	5,348
Accounts Payable	93,308	118,836
Customer Deposits	9,006	8,846
Environmental Remediation Costs	19,045	13,810
Taxes Accrued	9,867	5,419
Derivatives - Energy Related Liabilities	5,393	18,233
Derivatives - Other	8,157	1,393
Deferred Income Taxes - Net	6,346	7,082
Interest Accrued and Other Current Liabilities	19,595	14,052

Total Current Liabilities	226,590	285,319

Deferred Credits and Other Non-Current Liabilities:
Deferred Income Taxes - Net	146,059	143,068
Investment Tax Credits	2,962	3,129
Pension and Other Postretirement Benefits	12,345	13,103
Environmental Remediation Costs	37,585	41,181
Derivatives - Energy Related Liabilities	2,893	3,637
Derivatives - Other	1,815	1,540
Regulatory Liabilities	62,813	63,836
Other	11,178	13,278

Total Deferred Credits
and Other Non-Current Liabilities	277,650	282,772

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$1,191,295	$1,243,334

The accompanying footnotes are an integral part of the financial statements.

SJI - 8

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.  Summary of Significant Accounting Policies:

Consolidation— The condensed consolidated financial statements include the accounts of South Jersey Industries, Inc. (SJI), its wholly owned subsidiaries and a subsidiary in which we have a controlling interest. We eliminated all significant intercompany accounts and transactions. In our opinion, the condensed consolidated financial statements reflect all adjustments needed to fairly present SJI’s financial position and operating results at the dates and for the periods presented. Our businesses are subject to seasonal fluctuations and, accordingly, this interim financial information should not be the basis for estimating the full year’s operating results. These financial statements should be read in conjunction with SJI’s 2004 Form 10K and annual report.

Equity Investments— We classify equity investments purchased as long-term investments as Available-for-Sale Securities on our condensed consolidated balance sheets and carry them at their fair value with any unrealized gains or losses included in Accumulated Other Comprehensive (Loss) Income. SJI, either directly or through its wholly owned subsidiaries, currently holds a 50% non-controlling interest in two affiliated companies and accounts for the investments under the equity method. We include the operations of these affiliated companies on a pre-tax basis in the statements of condensed consolidated income under Equity in Affiliated Companies.

Estimates and Assumptions— We prepare our financial statements to conform with generally accepted accounting principles. Management makes estimates and assumptions that affect the amounts reported in the financial statements and related disclosures. Therefore, actual results could differ from those estimates. Significant estimates include amounts related to regulatory accounting, energy derivatives, environmental remediation costs, pension and other postretirement benefit costs, and revenue recognition.

Regulation— South Jersey Gas Company (SJG) is subject to the rules and regulations of the New Jersey Board of Public Utilities (BPU). We maintain our accounts according to the BPU's prescribed Uniform System of Accounts. SJG follows the accounting for regulated enterprises prescribed by the Financial Accounting Standards Board (FASB) Statement No. 71, “Accounting for the Effects of Certain Types of Regulation.” In general, Statement No. 71 allows deferral of certain costs and creation of certain obligations when it is probable that these items will be recovered from or refunded to customers in future periods.

Revenues— Gas and electric revenues are recognized in the period the commodity is delivered and customers are billed monthly. For SJG and South Jersey Energy (SJE) retail customers not billed at the end of each month, we record an estimate to recognize unbilled revenues for gas and electricity delivered from the date of the last meter reading to the end of the month. We defer and recognize revenues related to South Jersey Energy Service Plus, LLC (SJESP) appliance service contracts seasonally over the full 12-month term of the contract.

Marina Energy LLC (Marina) recognizes revenue on a monthly basis as services are provided and for on-site energy production that is delivered to its customers.

SJI - 9

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

Accounts Receivable and Provision for Uncollectible Accounts — Accounts receivable are carried at the amount owed by customers. A provision for uncollectible accounts was established based on our collection experience and an assessment of the collectibility of specific accounts.

Property, Plant and Equipment— For regulatory purposes, utility plant is stated at original cost, which may be different than SJG’s cost if the assets were acquired from another regulated entity. Nonutility plant is stated at cost. The cost of adding, replacing and renewing property is charged to the appropriate plant account.

Depreciation — We depreciate utility plant on a straight-line basis over the estimated remaining lives of the various property classes. These estimates are periodically reviewed and adjusted as required after BPU approval. As a result of the rate case settlement SJG's conposite depreciation rate was reduced from 2.9% to 2.4%, effective July 8, 2004.  Except for extraordinary retirements, accumulated depreciation is charged with the cost of depreciable utility property retired less salvage (See Asset Retirement Costs). Nonutility property depreciation is computed on a straight-line basis over the estimated useful lives of the property, ranging up to 50 years. Gain or loss on the disposition of nonutility property is recognized in net income.

SJI - 10

Capitalized Interest — SJG capitalizes interest on construction at the rate of return on rate base utilized by the BPU to set rates in its last base rate proceeding. Capitalized interest is included in Utility Plant on the condensed consolidated balance sheets. All capitalized interest is reflected on the statements of condensed consolidated income as a reduction of Interest Charges. As of June 30, SJG capitalized interest as follows:

	June 30, 2005	June 30, 2004

Quarter Ended	$253,000	$158,300
Six Months Ended	542,500	331,100

Impairment of Long-Lived Assets — We review the carrying amount of an asset for possible impairment whenever events or changes in circumstances indicate that such amount may not be recoverable. For the six months ended June 30, 2005 and the year ended December 31, 2004, we did not identify any significant impairments.

Energy Trading Activities and Derivative Instruments — Certain SJI subsidiaries are involved in buying, selling, transporting and storing natural gas and buying and selling retail electricity for their own accounts as well as managing these activities for others. These subsidiaries are subject to market risk due to price fluctuations. To manage this risk, our companies enter into a variety of physical and financial transactions including forward contracts, swap agreements, option contracts and futures contracts.

SJI structured its subsidiaries so that SJG and SJE transact commodities on a physical basis and typically do not enter into positions that financially settle. South Jersey Resources Group (SJRG) performs this risk management function for these entities and enters into the types of financial transactions noted above. As part of its gas purchasing strategy, SJG occasionally uses financial contracts to hedge against forward price risk. The costs or benefits of these short-term contracts are recoverable through SJG’s BGSS, subject to BPU approval. As of June 30, 2005 and December 31, 2004, SJG had $(2.5) million and $0.5 million of (benefits) costs, respectively, included in its BGSS related to open financial contracts (See Caption Regulatory Assets & Regulatory Liabilities). Management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in identifying, assessing and controlling various risks. Management reviews any open positions in accordance with strict policies to limit exposure to market risk.

SJI - 11

SJI accounts for derivative instruments in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. We record all derivatives, whether designated in hedging relationships or not, on the condensed consolidated balance sheets at fair value unless the derivative contracts qualify for the normal purchase and sale exemption. If the derivative is designated as a fair value hedge, we recognize the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk in earnings. We currently have no fair value hedges. If the derivative is designated as a cash flow hedge, we record the effective portion of the hedge in Accumulated Other Comprehensive (Loss) Income and recognize it in the income statement when the hedged item affects earnings. We recognize ineffective portions of the cash flow hedges immediately in earnings. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives, strategies for undertaking various hedge transactions and our methods for assessing and testing correlation and hedge ineffectiveness. All hedging instruments are linked to the hedged asset, liability, firm commitment or forecasted transaction. We also assess whether these derivatives are highly effective in offsetting changes in cash flows or fair values of the hedged items. We discontinue hedge accounting prospectively if we decide to discontinue the hedging relationship; determine that the anticipated transaction is no longer likely to occur; or if we determine that a derivative is no longer highly effective as a hedge. In the event that hedge accounting is discontinued, we will continue to carry the derivative on the balance sheet at its current fair value and recognize subsequent changes in fair value in current period earnings. Unrealized gains and losses on the discontinued hedges that were previously included in Accumulated Other Comprehensive (Loss) Income will be reclassified into earnings. During 2005, $1.3 million of unrealized gain on derivatives previously designated as cash flow hedges was reclassified into Operating Revenues - Nonutility because we determined that the anticipated hedged transaction was no longer likely to occur. As permitted under Statement No. 133, SJI has elected to designate certain energy-related derivative instruments as cash flow hedges which protect against the price variability of our forecasted sales and purchases of natural gas. Based on the amount recorded in Accumulated Other Comprehensive (Loss) Income at June 30, 2005, we expect $0.2 million to be recorded as a decrease in revenues in the next twelve months. As of June 30, 2005, hedges for future forecasted transactions exist into 2006.

SJRG manages its portfolio of purchases and sales, as well as natural gas in storage, using a variety of instruments that include forward contracts, swap agreements, option contracts and futures contracts. SJI measures the fair value of the contracts and records these as Derivatives — Energy Related Assets or Derivatives — Energy Related Liabilities on our condensed consolidated balance sheets. For those derivatives not designated as hedges, we recorded the net unrealized pre-tax loss of $(2.0) million and $(2.4) million in earnings during the three months ended June 30, 2005 and 2004, respectively, which are included with realized gains and losses in Operating Revenues — Nonutility. For the six months ended June 30, 2005 and 2004, we recorded the net unrealized pre-tax gain (loss) of $2.1 and $(0.5) million, respectively.

SJI presents revenues and expenses related to its trading derivatives on a net basis in Operating Revenues — Nonutility in our condensed consolidated statements of income consistent with Emerging Issues Task Force (EITF) Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.” There is no effect on operating income or net income from the above presentation.

SJI - 12

In November 2001, we entered into two interest rate swap contracts. The first swap effectively provides us with a fixed interest rate of 4.08% on Marina’s $20 million tax-exempt Series A variable rate bonds for a 10-year period. The second swap effectively fixed the interest rate on $9 million of Marina’s taxable Series B variable rate bonds at 4.55% for a 6-year period. The notional amount of this second swap decreases by $3.0 million per year beginning in December 2005.

In January 2002, Marina issued an additional $10.0 million of taxable Series B variable rate bonds through the New Jersey Economic Development Authority. In April 2002, we entered into an interest rate swap contract that effectively fixed the interest rate on these bonds at 4.62% for a 4-year period. The notional amount of this swap decreased to $3.9 million in December 2004, and terminates in December 2005.

In November 2004, we entered into two additional interest rate swap contracts against Marina’s taxable Series B variable rate bonds for a 10-year period. The swaps effectively provide us with a fixed interest rate of 4.80% on $3.9 million and 4.78% on $8.0 million of the bonds, respectively.

In June 2005, we entered into three forward starting swaps which effectively fixed the interest rate at 3.895% for 20 years on $15.3 million of tax-exempt debt which is expected to be issued in early 2006. These swaps were entered into in anticipation of Marina’s financing needs related to the thermal plant expansion to serve the Borgota Casino Hotel & Spa’s expansion.

From time to time we enter into interest rate swap agreements to hedge exposure to increasing rates with respect to our variable rate debt. The differential to be paid or received as a result of these swap agreements is accrued as interest rates change and is recognized as an adjustment to Interest Charges. We account for these interest rate swaps as cash flow hedges. In November 2004, we entered into a derivative transaction known as a “Treasury Lock” to hedge against the impact of possible interest rate increases on a $10.0 million, 30-year debt issuance by SJG originally planned for July 2005. SJG terminated that Treasury Lock on its July 15, 2005 expiration date at a cost of $1.2 million. Because SJG anticipates issuing replacement debt within 60 days of July 15, 2005, that cost was deferred and will be amortized over the life of that debt. As of June 30, 2005 and December 31, 2004, the market value of these swaps was $(3.4) million and $(1.9) million, respectively, which represents the amount we would have to pay the counterparty to terminate these contracts as of those dates. We include these balances on the condensed consolidated balance sheets under Derivatives — Other. As of June 30, 2005 and December 31, 2004, we calculated the swaps to be highly effective as defined under Statement No. 133, therefore; we record the changes in fair value of the swaps, net of taxes, in Accumulated Other Comprehensive (Loss) Income.

We determined the fair value of derivative instruments by reference to quoted market prices of listed contracts, published quotations or quotations from independent parties.

Stock Compensation — Prior to 2003, SJI valued stock options to employees using the intrinsic value method. Effective in 2003, SJI adopted the policy of accounting for this compensation using the fair value based method on a prospective basis. At this time, SJI has no stock options outstanding.

SJI - 13

Asset Retirement Costs — SJG has certain easements and right-of-way agreements that qualify as legal obligations under FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” However, as it is our intent to maintain these agreements in perpetuity, we have not recorded any liabilities associated with these agreements. SJG recovers certain asset retirement costs through rates charged to customers. As of June 30, 2005 and December 31, 2004, SJG had accrued amounts in excess of actual removal costs incurred totaling $47.7 million and $47.3 million, respectively, which in accordance with Statement No. 143, we recorded as Regulatory Liabilities on the condensed consolidated balance sheets.

New Accounting Pronouncements —Effective in 2003, SJI adopted the policy of accounting for share-based compensation using the fair value based method on a prospective basis. This method calls for expensing the estimated fair value of a stock option. In December 2004, the FASB issued Statement No. 123(R), “Share-Based Payment” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. While this statement is not effective until reporting periods beginning after January 1, 2006, SJI has completed its assessment of Statement No. 123(R) and has determined that it does not have any impact on our accounting for share-based payments.

In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets, an amendment to APB Opinion No. 29, Accounting for Nonmonetary Transactions.” This statement redefines the types of nonmonetary exchanges that require fair value measurement. Statement No. 153 is effective for nonmonetary transactions entered into on and after July 1, 2005; however, we do not expect it to have any impact on SJI’s consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” This interpretation clarifies the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” and is effective for fiscal years ending after December 15, 2005. Management is currently evaluating the effect of this standard, but does not anticipate the adoption of this interpretation to have a material effect on our consolidated financial statements.

SJI - 14

Regulatory Assets & Regulatory Liabilities —Regulatory Assets at June 30, 2005 and December 31, 2004 consisted of the following items (in thousands):

	Years Remaining
	As of	June 30,	December 31,
	June 30, 2005	2005	2004

Environmental Remediation Costs:
Expended - Net	Various	$6,076	$5,281
Liability for Future Expenditures	-	52,701	51,046
Income Taxes - Flowthrough Depreciation	6	6,152	6,641
Deferred Postretirement Benefit Costs	8	2,835	3,024
Gross Receipts and Franchise Taxes	2	702	924
Societal Benefit Costs	Various	790	4,562
Other	-	1,307	1,157

Total Regulatory Assets		$70,563	$72,635

Each item separately identified above is being recovered through utility rate charges. SJG is currently permitted to recover interest on its Environmental Remediation and Societal Benefit Costs while the other assets are being recovered without a return on investment over the period indicated. Some of the assets reflected within the above caption “Other” are currently being recovered from ratepayers as approved by the BPU. Management believes that the remaining deferred costs are probable of recovery from ratepayers through future utility rates.

Regulatory Liabilities at June 30, 2005 and December 31, 2004 consisted of the following items (in thousands):

	June 30,	December 31,
	2005	2004

Deferred Gas Revenues - Net	$10,377	$12,334
Excess Plant Removal Costs	47,652	47,345
Overcollected State Taxes	3,948	3,871
Other	836	286

Total Regulatory Liabilities	$62,813	$63,836

Deferred Gas Revenues - Net represents SJG’s net overcollected gas costs and are monitored through SJG’s BGSS mechanism.

Derivatives used to hedge SJG’s natural gas purchases are recoverable through its BGSS, subject to BPU approval. We record the offset to the change in fair value of these contracts as a Regulatory Asset or Regulatory Liability accordingly.

SJI - 15

Excess Plant Removal Costs represent amounts accrued in excess of actual utility plant removal costs incurred to date. All other amounts are subject to being returned to ratepayers in future rate proceedings.

Cash and Cash Equivalents— For purposes of reporting cash flows, highly liquid investments with original maturities of three months or less are considered cash equivalents.

Reclassifications— SJI reclassified some previously reported amounts to conform with current year classifications. Such reclassifications include the move of $2.0 and $4.1 million of certain operating expenses previously included in Utility Revenue to Cost of Sales - Utility and Operations Expense, respectively, for the three and six months ended June 30, 2004. These amounts are considered immaterial to the overall presentation of SJI’s condensed consolidated statements of income.

Note 2.  Divestitures and Affiliations:

Divestitures — In 1996, Energy & Minerals, Inc. (EMI), an SJI subsidiary, sold the common stock of The Morie Company, Inc. (Morie), its sand mining and processing subsidiary.

SJI conducts tests annually to estimate the environmental remediation costs for properties owned by South Jersey Fuel, Inc. (SJF), an EMI subsidiary, from its previously operated fuel oil business. SJI reports the environmental remediation activity related to these properties as discontinued operations.

Summarized operating results of the discontinued operations for the three and six months ended June 30 were (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Loss before Income Taxes:
Sand Mining	$(259)	$(214)	$(471)	$(427)
Fuel Oil	(20)	(3)	(30)	(6)
Income Tax Credits	97	75	175	151
Loss from Discontinued Operations - Net	$(182)	$(142)	$(326)	$(282)
Basic and Diluted Earnings Per Common Share From
Discontinued Operations - Net	$(0.006)	$(0.005)	$(0.012)	$(0.010)

Losses from sand mining are mainly comprised of environmental remediation and product liability litigation associated with Morie’s prior activities.

Affiliations — SJI and Conectiv Solutions, LLC formed Millennium Account Services, LLC to provide meter reading services in southern New Jersey.

SJI - 16

SJE and GZA GeoEnvironmental, Inc. formed AirLogics, LLC to market a jointly developed air monitoring system designed to assist companies involved in environmental cleanup activities.

In April 2004, Marina and DCO Energy, LLC (DCO) formed AC Landfill Energy, LLC (ACLE) to develop and install a 1,400 kilowatt methane-to-electric power generation system at a county-owned landfill in Egg Harbor Township, NJ. Marina owns a 51% interest in ACLE and consolidates ACLE’s balance sheet and results of operations accordingly. Commercial operation of the plant began in March 2005.

In March 2005, Marina and DCO formed WC Landfill Energy, LLC (WCLE) to develop and install a 3,800 kilowatt methane-to-electric power generation system at a county-owned landfill in White Township, NJ. Marina owns a 51% interest in WCLE and consolidates WCLE’s balance sheet and results of operations accordingly, as applicable. Commercial operation of the plant is targeted to begin in early 2006.

Note 3.  Common Stock:

Amendment to the Certificate of Incorporation to Increase the Number of Authorized Shares — On March 3, 2005, the Board of Directors authorized an amendment to SJI’s Certificate of Incorporation to increase the authorized number of shares of Common Stock from 20,000,000 shares to 60,000,000 shares. This amendment was approved by a vote of SJI’s shareholders at SJI’s annual meeting of shareholders held on April 21, 2005. The principal purpose of the increase was to permit a two-for-one split of all the issued shares of SJI’s Common Stock, which was completed on June 30, 2005. Share-related information for prior periods is reported on a retro-active basis reflecting the stock split.

SJI has 60,000,000 shares of authorized Common Stock. The following shares were issued and outstanding:

	June 30,		December 31,
	2005		2004
Beginning Balance, January 1	27,759,936	Beginning Balance, January 1	26,458,002
New Issues During Year:		New Issues During Year:
Dividend Reinvestment Plan	172,252	Dividend Reinvestment Plan	1,232,602
Stock-Based Compensation Plan	74,574	Stock-Based Compensation Plan	64,112
Directors’ Restricted Stock	-	Directors’ Restricted Stock	5,220
Ending Balance, June 30	28,006,762	Ending Balance, December 31	27,759,936

We credited the par value ($1.25 per share) of stock issued during the six months ended June 30, 2005 and the year ended December 31, 2004 to Common Stock. We credited the net excess over par value of approximately $6.3 million for the six months ended June 30, 2005 and $25.9 million for the year ended December 31, 2004 to Premium on Common Stock.

SJI - 17

Earnings Per Common Share — We present basic EPS based on the weighted-average number of common shares outstanding. EPS is presented in accordance with FASB Statement No. 128, “Earnings Per Share,” which establishes standards for computing and presenting basic and diluted EPS. The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 227,016 and 236,666 shares for the three months and 226,215 and 187,272 shares for the six months ended June 30, 2005 and 2004, respectively. These shares relate to SJI’s restricted stock as discussed below.

Stock-Based Compensation Plan — Under the Amended and Restated 1997 Stock-Based Compensation Plan as recently amended and restated by our Board of Directors and approved by our shareholders on April 21, 2005, no more than 1,000,000 shares in the aggregate may be issued to SJI's officers, non-employee directors and other key employees. The plan will terminate on January 26, 2015 unless terminated earlier by the Board of Directors. No options were granted or outstanding during the six months ended June 30, 2005 and 2004. No stock appreciation rights have been issued under the plan. In the first six months of 2005 and 2004, we granted 38,316 and 43,798 restricted shares, respectively. These restricted shares vest over 3-year periods and are subject to SJI achieving certain performance targets.

        Dividend Reinvestment Plan (DRP) — Newly issued shares of common stock offered through the DRP are issued directly by SJI. As of June 30, 2005, SJI reserved 976,549 shares of authorized, but unissued, common stock for future issuance under the DRP.

Note 4.  Preferred Stock:

On May 2, 2005, SJG redeemed all of its Redeemable Cumulative Preferred 8% Series of preferred stock at par. The total amount redeemed was $1.69 million.

Note 5.   Financial Instruments:

Restricted Investments — SJRG maintains a margin account with a national investment firm to support its risk management activities. As of June 30, 2005 and December 31, 2004, SJRG had a balance of $1.6 million and $13.0 million in this account due to changes in the market value of outstanding contracts.

Note 6.  Segments of Business:

SJI operates in several different operating segments. Gas Utility Operations (SJG) consist primarily of natural gas distribution to residential, commercial and industrial customers. Wholesale Gas Operations include SJRG’s activities. SJE is involved in both retail gas and retail electric activities. Retail Gas and Other Operations include natural gas acquisition and transportation service companies. Retail Electric Operations consist of electricity acquisition and transportation to retail, commercial and industrial customers. On-Site Energy Production consists of Marina’s thermal energy facility and other energy-related projects. Appliance Service Operations (SJESP) include the servicing of appliances via the sale of appliance service programs as well as on a time and materials basis and the installation of residential and small commercial HVAC systems. The appliance service business operated within SJG until September 1, 2004 - See Note 7.

SJI - 18

Information about these segments for the three and six months ended June 30 is presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Operating Revenues:
Gas Utility Operations	$86,083	$73,529	$300,620	$273,320
Wholesale Gas Operations	3,282	3,075	14,842	8,786
Retail Gas and Other Operations	41,569	41,692	116,596	125,210
Retail Electric Operations	16,846	17,092	39,544	34,173
On-Site Energy Production	5,196	5,002	10,566	11,114
Appliance Service Operations	3,768	2,441	7,193	4,911
Subtotal	156,744	142,831	489,361	457,514
Intersegment Sales	(2,705)	(6,278)	(6,752)	(13,349)
Total Operating Revenues	$154,039	$136,553	$482,609	$444,165

Operating Income:
Gas Utility Operations	$10,133	$5,548	$53,293	$44,358
Wholesale Gas Operations	2,141	2,314	6,841	2,403
Retail Gas and Other Operations	1,987	1,046	2,290	5,188
Retail Electric Operations	427	401	861	1,015
On-Site Energy Production	1,889	1,607	1,788	3,201
Appliance Service Operations	1,090	461	3,513	793
General Corporate	(259)	(300)	(445)	(428)
Total Operating Income	$17,408	$11,077	$68,141	$56,530

Depreciation and Amortization:
Gas Utility Operations	$6,169	$6,849	$12,238	$13,632
Wholesale Gas Operations	3	3	7	7
Retail Gas and Other Operations	29	35	59	67
Retail Electric Operations	-	-	-	-
On-Site Energy Production	455	416	901	817
Appliance Service Operations	46	-	82	-
Discontinued Operations	-	-	-	-
Total Depreciation and Amortization	$6,702	$7,303	$13,287	$14,523

Property Additions:
Gas Utility Operations	$18,227	$21,011	$30,337	$32,076
Wholesale Gas Operations	-	-	-	15
Retail Gas and Other Operations	2	82	10	122
Retail Electric Operations	-	-	-	-
On-Site Energy Production	9,436	578	13,043	1,559
Appliance Service Operations	30	-	57	-
Total Property Additions	$27,695	$21,671	$43,447	$33,772

SJI - 19

	June 30,	December 31,
	2005	2004
Identifiable Assets:
Gas Utility Operations	$998,563	$1,007,587
Wholesale Gas Operations	58,042	103,689
Retail Gas and Other Operations	32,620	53,880
Retail Electric Operations	8,123	12,580
On-Site Energy Production	96,485	84,616
Appliance Service Operations	11,947	11,640
Discontinued Operations	398	413
Subtotal	1,206,178	1,274,405
Corporate Assets	36,648	46,674
Intersegment Assets	(51,531)	(77,745)
Total Identifiable Assets	$1,191,295	$1,243,334

SJI's interest expense relates primarily to SJG's and Marina’s borrowing and financing activities. Interest income is essentially derived from borrowings between the subsidiaries and is eliminated during consolidation.

Note 7.  Regulatory Actions:

Base Rates — In January 1997, the BPU granted SJG rate relief, which was predicated in part upon a 9.62% rate of return on rate base that included an 11.25% return on common equity. This rate relief provided for cost-of-service recovery, including deferred costs, through base rates. Additionally, SJG’s threshold for sharing pre-tax margins generated by interruptible and off-system sales and transportation increased. As a result of this case, SJG kept 100% of pre-tax margins up to the threshold level of $7.8 million. The next $750,000 was credited to customers through the Basic Gas Supply Service (BGSS) clause. Thereafter, SJG kept 20% of the pre-tax margins as it had historically.

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

Included in the base rate increase was a change to the sharing of pre-tax margins on interruptible and off-system sales and transportation. SJG now recovers through its base rates the $7.8 million that it had previously recovered through the sharing of pre-tax margins. As a result, the sharing of pre-tax margins now begins from dollar one, with SJG retaining 20%. Moreover, SJG now shares pre-tax margins from on-system capacity release sales, in addition to the interruptible and off-system sales and interruptible transportation. Effective July 1, 2006, the 20% retained by SJG will decrease to 15% of such margins.

SJI - 20

As part of the overall settlement effective July 8, 2004, SJG reduced rates in several rate clauses that were no longer needed by SJG to recover costs. SJG was either no longer incurring or had already recovered the specific costs that these clauses were designed to recover. Since revenues raised under these clauses were for cost recovery only and had no profit margin built in, their elimination has no impact on SJG’s net income. However, SJG’s customers’ bills declined by an estimated $38.9 million annually due to the elimination of these clauses, more than offsetting the base rate increase awarded.

Pending Audits — The BPU issued an order under which it will perform a competitive services audit and a management audit that includes a focused review of SJG’s gas supply and purchasing practices. The audits, which commenced in October 2004, are mandated by statute to be conducted at predetermined intervals. Management does not currently anticipate the outcome of these audits, which are nearing completion, to materially affect SJI’s financial position, results of operations or liquidity.

Appliance Service Business — On July 23, 2004, the BPU approved SJG’s petition and related agreements to transfer its appliance service business from the regulated utility. In anticipation of this transfer, SJI formed South Jersey Energy Service Plus, LLC (SJESP) to perform appliance repair services after BPU approval of the transfer. SJESP purchased certain assets and assumed certain liabilities required to perform these repair services from SJG for the net book value of $1.2 million on September 1, 2004. The agreements also called for SJESP to pay an additional $1.5 million to SJG. SJG credited this $1.5 million to customers through the Remediation Adjustment Clause (RAC), which had no earnings impact on SJG. The $1.5 million is considered an intangible asset by SJESP and is being amortized on a straight-line basis over a 12-year period, which commenced as of the transfer date. The amortization period was based on a study performed by an independent consultant. The study results indicate the benefit period is linked to residential homeowner moving rates based on U.S. Census Bureau and regional information.

Other Regulatory Matters — Effective January 10, 2000, the BPU approved full unbundling of SJG’s system. This allows all natural gas consumers to select their natural gas commodity supplier. As of June 30, 2005, 82,829 of SJG’s residential customers were purchasing their gas commodity from someone other than SJG. Customers choosing to purchase natural gas from providers other than the utility are charged for the cost of gas by the marketer, not the utility. The resulting decrease in SJG’s revenues is offset by a corresponding decrease in gas costs. While customer choice can reduce utility revenues, it does not negatively affect SJG’s net income or financial condition. Unbundling did not change the fact that SJG still recovers cost of service, including deferred costs, through base rates.

In December 2001, the BPU approved recovery of SJG’s October 31, 2001 underrecovered gas cost balance of $48.9 million plus accrued interest since April 1, 2001 at a rate of 5.75%. SJG finished recovering this balance upon the settlement of its rate case in July 2004.

SJI - 21

In March 2003, the BPU approved a statewide Universal Service Fund (USF) program through which funds for the USF and Lifeline Credit and Tenants Assistance (Lifeline) Programs would be collected from customers of all New Jersey electric and gas utilities. In April 2004, SJG made its annual USF filing, along with the state’s other electric and gas utilities, proposing a statewide USF budget of $105.5 million, which was later updated to $113.0. In June 2004, the BPU approved the statewide budget of $113.0 million and the increased rates were implemented effective July 1, 2004, resulting in a $3.9 million increase to SJG’s annual USF recoveries. In April 2005, SJG made its annual USF filing, along with the state’s other electric and gas utilities, proposing no rate change to the statewide program. The rate proposal was approved by the BPU in June 2005.

In February 2004, SJG filed notice with the BPU to reduce its gas cost revenues collected under the BGSS by approximately $5.0 million, via a rate reduction, in addition to a $20.8 million bill credit to customers. Both the rate reduction and bill credit were approved and implemented in March 2004.

In June 2004, SJG made its annual BGSS filing with the BPU requesting a $4.9 million increase in gas cost recoveries. In October 2004, the requested increase was approved on a provisional basis. In February 2005, SJG filed notice with the BPU to provide for an $11.4 million bill credit to customers. The bill credit was implemented in March 2005. In June 2005, SJG made its annual BGSS filing with the BPU requesting a $17.1 million, or 6.3%, increase in gas cost recoveries in response to increasing wholesale gas costs.

In September 2004, SJG filed for a $2.6 million reduction to its annual Societal Benefits Clause (SBC) recovery level. The SBC recovers costs related to BPU-mandated programs, including environmental remediation costs recovered through SJG’s RAC; energy efficiency and renewable energy program costs recovered through SJG’s New Jersey Clean Energy Programs (NJCEP); consumer education program costs; and low income program costs recovered through the Universal Service Fund.

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

Note 8.   Pension & Other Postretirement Benefits:

SJI has several defined benefit pension plans and other postretirement benefit plans. The pension plans provide annuity payments to the majority of full-time, regular employees upon retirement. Newly hired employees do not qualify for participation in the defined benefit pension plans. New hires are eligible to receive an enhanced version of the Company’s defined contribution plan (401-K). The other postretirement benefit plans provide health care and life insurance benefits to some retirees.

SJI - 22

Net periodic benefit cost for the three and six months ended June 30, 2005 and 2004 related to the pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Service Cost	$563	$735	$1,561	$1,470
Interest Cost	1,099	1,425	3,052	2,850
Expected Return on Plan Assets	(1,543)	(1,774)	(4,284)	(3,548)
Amortization of Loss and Other	396	444	1,100	888
Net Periodic Benefit Cost	515	830	1,429	1,660
Capitalized Benefit Costs	(157)	(226)	(439)	(452)
Net Periodic Benefit Expense	$358	$604	$990	$1,208

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Service Cost	$45	$377	$454	$754
Interest Cost	374	629	1,078	1,258
Expected Return on Plan Assets	(390)	(350)	(799)	(700)
Amortization of Transition Obligation	-	193	-	386
Amortization of Loss and Other	30	44	68	88
Net Periodic Benefit Cost	59	893	801	1,786
Capitalized Benefit Costs	(28)	(246)	(249)	(491)
Net Periodic Benefit Expense	$31	$647	$552	$1,295

Capitalized benefit costs reflected in the table above relate to SJG’s construction program.

The decrease in pension costs is primarily related to the expected returns of the $13.0 million pension contribution made in December 2004.

As of November 2004, SJI implemented caps on the amount of the premium we pay for all employees eligible for postretirement health care. Employees are responsible for those costs which exceed the premium caps. As a result of these caps, we were able to reduce our postretirement benefit costs other than pension.

In addition, both pension and other postretirement benefit costs were reduced as a result of an early retirement plan offered in 2004.

SJI - 23

Future Benefit Payments— The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years (in thousands):

		Other
	Pension Benefits	Postretirement Benefits

2005	$4,209	$ 1,522
2006	4,397	1,737
2007	4,621	1,970
2008	4,898	2,187
2009	5,205	2,386
2010-2014	32,748	13,837

Contributions — SJI currently expects our 2005 pension contribution to range from $2.4 million to $5.2 million, depending on changes in investment performance and the discount rate for the year. SJG also has a regulatory obligation to contribute $3.6 million annually to its other postretirement benefit plans, less costs incurred directly by the company.

Note 9.  Retained Earnings:

SJG is restricted as to the amount of cash dividends or other distributions that may be paid on its common stock by an order issued by the BPU in July 2004 that granted SJG an increase in base rates. Per the order, SJG is required to maintain total common equity of no less than $289.0 million. SJG’s total common equity balance was $320.8 million at June 30, 2005.

Restrictions exist under various loan agreements regarding the amount of cash dividends or other distributions that SJG may pay on its common stock. As of June 30, 2005 and December 31, 2004, SJG’s loan restrictions did not affect the amount that may be distributed from either SJG’s or SJI’s retained earnings.

Note 10.  Unused Lines of Credit and Compensating Balances:

Bank credit lines available to SJI totaled $266.0 million at June 30, 2005, of which $54.6 million, inclusive of $1.0 million of letters of credit, was used. Those bank facilities consist of a $100.0 million revolving credit facility that expires in August 2006 and $76.0 million of uncommitted bank lines available to SJG; and a $60.0 million revolving credit facility that expires in August 2007, and $30.0 million of uncommitted bank lines available to SJI. The revolving credit facilities contain certain financial covenants measured on a quarterly basis. SJI and SJG were in compliance with these covenants as of June 30, 2005. Borrowings under these lines of credit are at market rates. The weighted borrowing cost, which changes daily, was 3.81% and 3.02% at June 30, 2005 and December 31, 2004, respectively. We maintain demand deposits with lending banks on an informal basis and they do not constitute compensating balances.

SJI - 24

Note 11.  Commitments and Contingencies:

Contractual Cash Obligations — The following table summarizes our contractual cash obligations and their applicable payment due dates as of June 30, 2005 (in thousands):

		Up to	Years	Years	More than
Contractual Obligations	Total	1 Year	2 & 3	4 & 5	5 Years

Long-Term Debt	$321,474	$2,348	$2,464	$220	$316,442
Interest on Long-Term Debt	289,418	19,347	38,121	37,907	194,043
Operating Leases	886	298	420	152	16
Construction Obligations	20,927	20,863	64	-	-
Commodity Supply
Purchase Obligations	376,416	124,587	94,833	73,906	83,090
New Jersey Clean Energy
Program (Note 7)	22,141	4,341	13,800	4,000	-
Other Purchase Obligations	5,505	2,355	1,800	1,350	-
Total Contractual Cash Obligations	$1,036,767	$174,139	$151,502	$117,535	$593,591

Expected environmental remediation costs are not included in the table above due to the subjective nature of such costs and the timing of anticipated payments. SJG’s regulatory obligation to contribute $3.6 million annually to its postretirement benefit plans other than pensions, less costs incurred directly by the company, is not included as the duration is indefinite. As a result, the total obligation cannot be calculated. As discussed in Note 8 - Contributions, SJI expects to make a pension contribution in 2005 ranging from $2.4 to $5.2 million depending on changes in investment performance and the discount rate for the year. Furthermore, future pension contributions beyond 2005 cannot be determined at this time.

Construction and Environmental— SJI's estimated net cost of construction and environmental remediation programs for 2005 totals $87.2 million. Commitments were made regarding some of these programs.

Gas Supply Contracts— SJG, in the normal course of business, has entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The earliest that any of these contracts expires is March 2006. The transportation and storage service agreements between SJG and its interstate pipeline suppliers were made under Federal Energy Regulatory Commission approved tariffs. SJG's cumulative obligation for demand charges and reservation fees paid to suppliers for these services is approximately $4.4million per month, recovered on a current basis through the BGSS.

Pending Litigation— SJI is subject to claims arising in the ordinary course of business and other legal proceedings. We accrue liabilities related to these claims when we can determine the amount or range of amounts of likely settlement costs for those claims. SJI has been named in, among other actions, certain product liability claims related to our former sand mining subsidiary. Management does not currently anticipate the disposition of any known claims to have a material adverse effect on SJI’s financial position, results of operations or liquidity.

SJI - 25

Parental Guarantees—As of June 30, 2005, SJI had issued $212.1 million of parental guarantees on behalf of its subsidiaries. Of this total, $145.2 million expire within one year, $9.0 million expire between one and two years and $57.9 million have no expiration date. The vast majority of these guarantees were issued to guarantee payment to third parties with whom our subsidiaries have commodity supply contracts. These contracts contain netting provisions which permit us to net the ultimate cash payment for monthly buys and sells from/to counterparties. As of June 30, 2005, these guarantees support future firm commitments and $32.1 million of the Accounts Payable recorded on our condensed consolidated balance sheet. As part of our risk management policy, we also require parental guarantees from trading counterparties as applicable. These arrangements are typical in our industry.

Included in the above are five parental guarantees totaling $29.3 million related to Marina’s construction and operating activities.

Standby Letters of Credit— As of June 30, 2005, SJI provided $46.0 million of standby letters of credit from four commercial banks supporting the variable rate demand bonds issued through the New Jersey Economic Development Authority to finance Marina’s thermal plant project. The letter of credit agreement contains certain financial covenants measured on a quarterly basis. SJI was in compliance with these covenants as of June 30, 2005.

        Also, as of June 30, 2005, SJI has issued three letters of credit totaling $1.0 million. Two of these letters were posted to different utilities to enable SJE to market retail electricity within the respective utilities’ service territories. The remaining letter was posted related to the construction activity of ACLE.

Environmental Remediation Costs— SJI incurred and recorded costs for environmental cleanup of 12 sites where SJG or its predecessors operated gas manufacturing plants. SJG stopped manufacturing gas in the 1950s. SJI and some of its nonutility subsidiaries also recorded costs for environmental cleanup of sites where SJF previously operated a fuel oil business and Morie maintained equipment, fueling stations and storage.

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

Since the early 1980s, SJI accrued environmental remediation costs of $157.4 million, of which $100.7 million was spent as of June 30, 2005. With the assistance of a consulting firm, we estimate that undiscounted future costs to clean up SJG's sites will range from $52.7 million to $186.2 million. We recorded the lower end of this range as a liability because a single reliable estimation point is not feasible due to the amount of uncertainty involved in the nature of projected remediation efforts and the long period over which remediation efforts will continue. It is reflected on the June 30, 2005 condensed consolidated balance sheet under Current Liabilities and Deferred Credits and Other Noncurrent Liabilities.
SJI - 26

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

SJG has two regulatory assets associated with environmental costs. The first asset, Environmental Remediation Cost: Expended — Net, represents what was actually spent to clean up former gas manufacturing plant sites. These costs meet the requirements of Statement No. 71. The BPU allows SJG to recover expenditures through the RAC.

The other asset, Environmental Remediation Cost: Liability for Future Expenditures, relates to estimated future expenditures determined under the guidance of FASB Statement No. 5, "Accounting for Contingencies." We recorded this amount, which relates to former manufactured gas plant sites, as a regulatory asset under Statement No. 71 with the corresponding amount reflected on the condensed consolidated balance sheet under Current Liabilities and Deferred Credits and Other Noncurrent Liabilities. The BPU's intent, evidenced by current practice, is to allow SJG to recover the deferred costs after they are spent over 7-year periods. As of June 30, 2005, we reflected SJG's unamortized remediation costs of $6.1 million on the condensed consolidated balance sheet under Regulatory Assets. Since implementing the RAC in 1992, SJG has recovered $44.9 million through rates.

       With Morie's sale, EMI assumed responsibility for environmental liabilities estimated between $2.8 million and $8.8 million. The information available on these sites is sufficient only to establish a range of probable liability and no point within the range is more likely than any other. Therefore, EMI has accrued the lower end of the range. Changes in the accrual are included in the statements of condensed consolidated income under Loss from Discontinued Operations — Net.

SJI and SJF estimated their potential exposure for the future remediation of four sites where fuel oil operations existed years ago. Estimates for these sites range from $1.2 million to $5.0 million. We recorded the lower ends of these ranges on the 2005 condensed consolidated balance sheet under Current Liabilities and Deferred Credits and Other Noncurrent Liabilities as of June 30, 2005.

Note 12. Subsequent Events:

On July 15, 2005, SJG redeemed its $10.0 million, 7.9% medium term note at par. Also on July 15, SJG terminated a derivative transaction, known as a Treasury Lock, on its expiration date by paying $1.2 million to the counterparty. SJG entered into the Treasury Lock last November to hedge against an increase in long-term interest rates in anticipation of refinancing the 7.9% medium term note.  Because SJG anticipates issuing replacement debt within 60 days of July 15, 2005, we deferred that cost with the expectation that it will be amortized over the life of that debt.

       On July 22, 2005, SJG filed a registration statement on Form S-3 with the Securities and Exchange Commission (SEC) to establish a $150.0 million Medium Term Note program. The SEC was reviewing the filing as of the date of this report. This program will replace a similar program that was completed in 2004.

SJI - 27

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations (Unaudited)

Overview

South Jersey Industries, Inc. (SJI) is an energy services holding company that provides a variety of products and services through the following wholly owned subsidiaries:

1) South Jersey Gas Company (SJG) is a regulated natural gas utility. SJG distributed natural gas in the seven southernmost counties of New Jersey to 316,426 customers at June 30, 2005 compared with 306,953 customers at June 30, 2004. SJG also:

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

4)  Marina Energy LLC (Marina) develops and operates energy-related projects. Marina's largest project, the development of a facility to provide cooling, heating and hot water to the Borgata Hotel Casino & Spa in Atlantic City, began commercial operations in July 2003. Marina’s most recent projects include two landfill gas-fired electricity production facilities. Marina owns a 51% equity interest in AC Landfill Energy, LLC (ACLE). ACLE was formed with DCO Energy, LLC (DCO) to develop and install a 1,400 kilowatt methane-to-electric power generation system at a county-owned landfill in Egg Harbor Township, NJ. Commercial operation of the plant began in March 2005. Marina also owns a 51% equity interest in WC Landfill Energy, LLC (WCLE). WCLE was formed with DCO to develop and install a 3,800 kilowatt methane-to-electric power generation system at a county-owned landfill in White Township, NJ. Commercial operation of the plant is targeted to begin in early 2006.

SJI - 28

5) South Jersey Energy Service Plus, LLC (SJESP) installs residential and small commercial HVAC systems and services appliances via the sale of appliance service programs as well as on a time and materials basis in southern New Jersey.

SJI also has a joint venture investment with Conectiv Solutions, LLC in Millennium Account Services, LLC (Millennium). Millennium provides meter reading services to SJG and Atlantic City Electric Company in southern New Jersey.

Forward-Looking Statement and Risk Factors:

Certain statements contained in this Quarterly Report on Form 10-Q may qualify as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Report should be considered forward-looking statements made in good faith by the Company and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, or any other of the Company’s documents or oral presentations, words such as “anticipate”, “believe”, “expect”, “estimate”, “forecast”, “goal”, “intend”, “objective”, “plan”, “project”, “seek”, “strategy” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements. These risks and uncertainties include, but are not limited to, the following: general economic conditions on an international, national, state and local level; weather conditions in our marketing areas; changes in commodity costs; changes in the availability of natural gas; regulatory and court decisions; competition; the availability and cost of capital; costs and effects of legal proceedings and environmental liabilities; the failure of customers or suppliers to fulfill their contractual obligations; and changes in business strategies.

A discussion of these and other risks and uncertainties may be found in the Company’s Form 10-K for the year ended December 31, 2004. These cautionary statements should not be construed by you to be exhaustive and they are made only as of the date of this Quarterly Report on Form 10-Q or in any document incorporated by reference, the date of such document. While the Company believes these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, the Company undertakes no obligation to update or revise any of its forward-looking statements whether as a result of new information, future events or otherwise.

SJI - 29

Critical Accounting Policies

Estimates and Assumptions — As described in the footnotes to our condensed consolidated financial statements, management must make estimates and assumptions that affect the amounts reported in the financial statements and related disclosures. Actual results could differ from those estimates. SJI’s Form 10-K for the year ended December 31, 2004 describes five critical policies within Management’s Discussion and Analysis that require a significant amount of judgment and estimation. These relate to regulatory accounting, energy derivatives, environmental remediation costs, pension and other postretirement employee benefit costs, and revenue recognition.

New Accounting Pronouncements — See detailed discussions concerning New Accounting Pronouncements and their impact on SJI in Note 1 to the condensed consolidated financial statements.

Temperature Adjustment Clause — A BPU-approved Temperature Adjustment Clause (TAC) increased (decreased) SJG’s net income by $0.7 million and $0.9 million for the three months and $(0.1) million and $0.2 million for the six months ended June 30, 2005 and 2004, respectively. The clause mitigates the effect of variations in heating season temperatures from historical norms. While we record the revenue and income impacts of TAC adjustments as incurred, cash inflows or outflows directly attributable to TAC adjustments generally do not begin until the next clause year. Each TAC year begins October 1.

Recent Regulatory Actions— See detailed discussion concerning Recent Regulatory Actions in Note 7 to the condensed consolidated financial statements.

Environmental Remediation— SJI incurred and recorded costs for environmental cleanup of 12 sites where SJG or its predecessors operated manufactured gas plants (MGP). SJG stopped manufacturing gas in the 1950s. SJI and some of its nonutility subsidiaries also recorded costs for environmental cleanup of sites where we previously operated a fuel oil business and also where we maintained equipment, fueling stations and storage. We successfully entered into settlements with all of SJG’s historic comprehensive general liability carriers regarding environmental remediation expenditures at former MGP sites. As part of these settlements, SJG purchased an insurance policy that caps its remediation expenditures at 11 of these sites. The insurance policy is in force until 2024 at 10 sites and until 2029 at one site.

We believe that all costs incurred net of insurance recoveries relating to SJG’s MGP sites will be recovered through rates under SJG’s Remediation Adjustment Clause (RAC). The RAC currently permits SJG to recover incurred costs in equal installments over 7-year periods with carrying costs. As of June 30, 2005, SJG has $6.1 million of remediation costs not yet recovered through rates.

Other matters are discussed in Note 11 to the condensed consolidated financial statements included as part of this report.

SJI - 30

Customer Choice — All residential natural gas customers in New Jersey can choose their gas supplier under the terms of the Electric Discount and Energy Competition Act of 1999. Customers purchasing natural gas from providers other than SJG are charged for gas costs by the marketer, not SJG. While customer choice can affect utility revenues and gas costs, it does not affect SJG’s net income or financial condition. For a period of several years, marketers had successfully attracted gas commodity customers by offering natural gas at prices competitive with those available under regulated utility tariffs. More recently however, marketers have found it increasingly difficult to compete with the utility under changing market conditions, see caption Operating Revenues - Utility. As they expect these difficult market conditions to continue, SJG was recently notified by SJE of their plan to return all of their approximately 69,000 residential gas customers to the utility after their September billing. SJE expects to market a new residential offer that is more reflective of current market conditions later this year.

Results of Operations

Operating Revenues — Utility— Revenues, net of intercompany transactions, increased $12.7 million and $27.5 million for the three and six month periods ended June 30, 2005, respectively, compared with the same periods last year primarily due to two factors. First, SJG added nearly 9,500 customers during the 12-month period ended June 30, 2005, which represents a 3.1% increase in total customers. Second, 22% of the residential customers and 65% of the commercial customers purchasing their gas from a source other than SJG migrated back to utility sales service. The total number of transportation customers decreased from 111,678 at June 30, 2004, to 84,768 at June 30, 2005 as third party marketers are finding it difficult to compete with the utility under current market conditions. This trend is currently expected to continue as marketers are notifying SJG of their intent to return transportation customers back to the utility over the next several months. The migration of customers from transportation service back to sales service has a direct impact on utility revenues as charges for gas costs are included in sales revenues and not in transportation revenues. However, since gas costs are passed on directly to customers without any profit margin added by SJG, the change in customer utilization of gas marketers did not impact SJG’s profitability.

Partially offsetting these factors were lower customer utilization rates experienced during 2005 compared with the same periods in 2004, a significant decrease in Off-System Sales (OSS) revenues (refer to the table that follows), the impact of the July 2004 rate case settlement on revenues, and the transfer of the appliance service business from the utility (refer to the table that follows). The decrease in the OSS revenues was the direct impact of lower sales volume. This was partially offset by an increase in capacity release activity in 2005. Capacity release allows SJG to sell any unused capacity for a profit, but the revenues from such activities are much lower than those from OSS since no commodity is included in the sale. In addition, SJG’s revenues were reduced by the impact of the July 2004 settlement of several matters before the BPU. This settlement increased SJG’s base rates but, at the same time, reduced rates in several clauses that were no longer needed to recover costs. SJG was either no longer incurring or had already recovered the specific costs that these clauses were designed to recover. Since revenues raised under these clauses were for cost recovery only and had no profit margin built in, their elimination has no impact on SJG’s net income.

SJI - 31

The base rate increase discussed above and in greater detail in Note 7 to the condensed consolidated financial statements, had the impact of increasing utility margins (revenues less gas costs and associated energy taxes) by approximately $1.9 million during the second quarter and $6.3 million during the six months ended June 30, 2005 compared with the same periods last year.

Total gas throughput increased 24.2% to 34.5 billion cubic feet (Bcf) for the three months ended June 30, 2005 compared with the same period in 2004. For the six months ended, gas throughput increased 16.2% to 81.9 Bcf. The higher throughput was primarily due to a significant increase in capacity release activity during 2005. While revenues from such activities are not as high as when we sell the commodity, contributions to margins are still comparable.

The following is a comparison of utility operating revenue and throughput for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Operating Revenues - Utility (thousands):
Firm
Residential	$29,943	$17,967	$127,114	$99,108
Commercial	10,234	5,014	45,438	28,980
Industrial	566	715	2,144	3,032
Cogeneration & Electric Generation	3,813	2,004	5,139	2,423
Firm Transportation	11,259	13,540	36,016	46,409

Total Firm Operating Revenues	55,815	39,240	215,851	179,952

Interruptible	424	469	839	757
Interruptible Transportation	516	269	1,115	564
Off-System	26,334	31,024	75,239	86,376
Capacity Release & Storage	2,414	1,937	6,606	4,664
Appliance Service	-	2,773	-	4,909
Other	580	258	970	1,008
Intercompany Sales	(1,324)	(3,952)	(3,694)	(8,796)

Total Operating Revenues - Utility	$84,759	$72,018	$296,926	$269,434

Throughput (MMcf):
Firm
Residential	2,287	1,801	10,591	9,289
Commercial	907	587	4,260	3,018
Industrial	26	24	126	116
Cogeneration & Electric Generation	422	218	487	243
Firm Transportation	5,920	6,562	16,153	18,774

SJI - 32

Total Firm Throughput	9,562	9,192	31,617	31,440

Interruptible	41	54	79	88
Interruptible Transportation	741	589	1,596	1,165
Off-System	3,467	4,789	10,130	12,622
Capacity Release & Storage	21,150	13,533	38,504	25,195

Total Throughput	34,961	28,157	81,926	70,510

Operating Revenues — Nonutility— Revenues on a combined basis for SJI’s nonutility businesses, net of intercompany transactions, increased by $4.7 million and $11.0 million for the second quarter and first six months of 2005, respectively, compared with the same periods of 2004.

SJESP’s revenues increased $3.1 million and $5.9 million for the quarter and six months ended June 30, 2005, respectively, compared with the same periods of 2004. Of these increases, $2.0 million and $4.1 million relate to the operations of the appliance service business that was formally within SJG for the quarter and six months ended June 30, 2004, respectively. SJESP continues to add service contract and installation customers. As of June 30, 2005, SJESP had 77,918 service customers compared to 75,016 as of June 30, 2004.

SJRG’s revenues increased by $5.5 million for the six months ended June 30, 2005 compared with the six months ended June 30, 2004 due mainly to sales volume growth, highlighted by additional storage capacity, and higher gas prices. For the first six months of 2005, sales volumes grew by 11% to 44.6 million decatherms compared to 40.1 million decatherms for the first six months of 2004 due primarily to volumes sold pursuant to our contract with Florida Power and Light.

SJE’s revenues from retail gas increased by $1.0 million for the quarter ended June 30, 2005 compared with the quarter ended June 30, 2004 due mainly to higher gas commodity prices. Revenues from retail gas decreased by $6.4 million for the six months ended June 30, 2005 compared with the six months ended June 30, 2004 due mainly to the decrease of over 16,800 residential and 3,100 commercial gas customers resulting from unfavorable market conditions experienced over the preceding twelve months. The market price for gas has been above the price charged by SJG to its customers, causing SJE to currently suspend its gas marketing efforts.

SJE’s revenues from retail electricity increased by $1.0 million and $7.5 million for the quarter and six months ended June 30, 2005, respectively, compared with the same periods of 2004 due mainly to higher electric commodity prices and the addition of several industrial customers.

SJI - 33

Cost of Sales — Utility— Cost of sales, net of intercompany transactions, increased $10.7 million and $20.4 million for the three and six month periods ended June 30, 2005 compared with the same periods in 2004 due principally to the increase in SJG’s total customer base and the impact of the migration of customers from transportation service back to sales service as discussed in detail under Operating Revenues - Utility. This increase was partially offset by lower Off-System Sales volume. While changes in gas costs associated with OSS directly impact cost of sales, changes in the unit cost of gas sold to utility ratepayers do not always directly affect cost of sales. SJG defers fluctuations in gas costs to ratepayers not reflected in current rates to future periods under a BPU-approved Basic Gas Supply Service (BGSS) price structure. Finally, cost of sales experienced a decrease from the transfer of the appliance service business out of the utility effective September 1, 2004. Cost of sales related to the appliance service business totaled $0.6 million and $1.5 million for the three and six months ended June 30, 2004, respectively.

Gas supply sources include contract and open-market purchases. SJG secures and maintains its own gas supplies to serve its sales customers. We do not anticipate any difficulty renewing or replacing expiring contracts under substantially similar terms and conditions.

Cost of Sales — Nonutility— Cost of sales, net of intercompany transactions, increased $1.2 million and $3.3 million for the quarter and six months ended June 30, 2005, respectively, compared with the same periods of 2004 due mainly to the transfer of the appliance service business from SJG and growth of SJESP, SJRG’s growth and higher gas and electric costs as described in the Operating Revenues — Nonutility section.

Operations Expense— A summary of increases in operations expense, net of intercompany transactions, for the three and six months ended June 30 follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005 vs. 2004	2005 vs. 2004

Utility	$(1,180)	$358
Nonutility:
Wholesale Gas	(25)	16
Retail Gas and Other	(59)	1,040
On-Site Energy Production	78	161
Appliance Service	1,024	2,112
Total Nonutility	1,018	3,329
Corporate	158	402
Total Operations	$(4)	$4,089

Utility Operations expense decreased $1.2 million during the second quarter of 2005 compared to the same period in 2004 primarily as a result of the transfer of the appliance service business on September 1, 2004. Operating expenses in the second quarter of 2004 included $1.3 million directly related to the appliance service business.

SJI - 34

For the six months ended June 30, 2004, appliance service related operating expenses totaled $2.6 million. A corresponding decrease in operations expense is not evident in the table above due to several offsetting increases in 2005. This includes a $0.4 million increase in uncollectible expense relating to an increase in the company’s reserve for uncollectibles to address higher balances in accounts receivable. Higher payroll and collection agency costs were experienced in the customer service function. Expenses related to SJG’s mandatory involvement in the New Jersey Clean Energy Program increased by $0.6 million to comply with the new State spending requirement (See Contractual Obligations table in Note 11). As the BPU allows for full recovery of these costs through the Societal Benefits Clause, the increase in expense is offset by an increase in revenues and has no impact on SJG’s net income. Transmission and distribution expenses also increased approximately $0.2 million as a result of a shift in work from capital-related projects to expense-related projects. Finally, administrative and general expense increased during the six months ended June 30, 2005 as a result of increased regulatory expenses resulting from amortizations approved in the July 2004 rate case settlement; a $0.5 million increase in accrued compensation tied to corporate performance; and a 2004 reduction of SJG’s reserve for outstanding claims in the amount of $0.3 million following a period of favorable claims settlements. It should be noted that the amortizations of approximately $0.3 million resulting from the rate case settlement were included in rate recovery from its customers and had no impact on net income.

Nonutility Retail Gas and Other Operations expenses increased for the six months ended June 30, 2005 compared with the six months ended June 30, 2004 due mainly to a significant uncollectible reserve adjustment following a bankruptcy declaration by one of SJE’s industrial gas customers. Appliance Service Operations expenses increased as the business became fully independent from SJG in September 2004.

Other Operating Expenses— A summary of principal changes in other consolidated operating expenses for the three and six months ended June 30 follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005 vs. 2004	2005 vs. 2004

Maintenance	$72	$220
Depreciation	(786)	(1,513)
Energy and Other Taxes	29	315

Depreciation decreased for the three and six months ended June 30, 2005 compared with the three and six months ended June 30, 2004 due mainly to a reduction in SJG’s depreciation expense resulting from lower depreciation rates approved by the BPU as part of its recent rate case settlement. SJG’s composite depreciation rate was reduced from 2.9% to 2.4% effective July 2004.

The increase in Energy and Other Taxes for the three and six months ended June 30, 2005 compared with the three and six months ended June 30, 2004 relates primarily to increases in taxable volumes of gas sold and transported by SJG and higher revenue-based taxes as reflected under the caption, “Operating Revenues — Utility.”

SJI - 35

Other Income and Expense - Other income and expense was higher for the six months ended June 30, 2004 compared with 2005 due to a pre-tax gain of $686,000 on SJG’s post-retirement healthcare plan trust. The movement of plan assets to a new investment manager triggered the recognition of gains on investments in 2004.

Interest Charges— Interest charges increased for the first six months of 2005 compared to 2004 primarily due to higher average interest rates on short-term bank debt and higher levels of long-term fixed rate debt. The impact of these factors was partially mitigated by lower interest rates on long-term debt and lower levels of short-term bank debt outstanding during the first six months of 2005.

Debt is incurred primarily to expand and upgrade SJG’s gas transmission and distribution system, to support seasonal working capital needs related to inventories and customer receivables, and to develop energy projects.

Discontinued Operations— The losses are primarily comprised of environmental remediation and product liability litigation associated with previously disposed businesses.

Net Income— Net income increased $3.6 million, or 95.2%, to $7.4 million for the quarter ended June 30, 2005 as compared with $3.8 million for the quarter ended June 30, 2004. Net income increased $6.0 million, or 21.4%, to $34.1 million for the six months ended June 30, 2005 as compared with $28.1 million for the six months ended June 30, 2004. We discuss the reasons for the increases in net income in detail above.

Liquidity and Capital Resources — Liquidity needs at SJI are driven by factors that include natural gas commodity prices; the impact of weather on customer bills; lags in fully collecting gas costs from customers under the Basic Gas Supply Service charge; working capital needs of our energy trading and marketing activities; the timing of construction and remediation expenditures and related permanent financings; mandated tax payment dates; and both discretionary and required repayments of long-term debt.

Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities varies from year to year primarily due to the impact of weather on customer demand and related gas purchases, inventory utilization and gas cost recoveries.

In addition to annual fluctuations, SJI’s operations are also subject to seasonal fluctuations. Significant changes in the balances of current assets and current liabilities can occur from the end of one reporting period to another as evidenced by the changes on the condensed consolidated balance sheets. Cash inflows generally increase during the first and second quarters as a result of collections on winter season accounts receivable and the increased use of gas in storage to serve customers. Much of this cash is used to pay down short-term notes payable to banks and cover dividend requirements. SJI also ends each calendar year in a prepaid tax position due to mandatory prepayment requirements on all state taxes. Such prepayments are credited against amounts otherwise due during the first quarter; thus, further improving first quarter liquidity. During the second quarter SJG is required to make its mandatory tax prepayments; thus resulting in a significant use of capital.

SJI - 36

Sales during the first quarter historically exceed any other quarter during the year. As a result, accounts receivable is generally at its highest as of March 31 as compared to any other quarter end. Receivable levels typically decline considerably by the end of the second quarter as warmer weather reduces the heating needs of our customers. Unlike billed sales, customer receivables associated with unbilled revenue will track temperatures during the last month of the reporting period. As such, unbilled revenues will generally be highest at the end of the fourth quarter as weather is colder in the month of December compared with March, June, and September.

We use short-term borrowings under lines of credit from commercial banks to supplement cash from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, we refinance short-term debt incurred to finance capital expenditures with long-term debt. Bank credit lines available to SJI totaled $266.0 million at June 30, 2005, of which $54.6 million, inclusive of $1.0 million of letters of credit, was used. Those bank facilities consist of a $100.0 million revolving credit facility that expires in August 2006, and $76.0 million of uncommitted bank lines available to SJG; a $60.0 million revolving credit facility that expires in August 2007, and $30.0 million of uncommitted bank lines available to SJI. The revolving credit facilities contain certain financial covenants measured on a quarterly basis. SJI and SJG were in compliance with these covenants as of June 30, 2005. Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business’ future liquidity needs.

SJI supplements its operating cash flow and credit lines with both debt and equity capital. Over the years, SJG has used long-term debt, primarily in the form of First Mortgage Bonds and Medium Term Notes (MTN), secured by the same pool of utility assets, to finance its long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment. Under a $150.0 million MTN program established in December 2002, SJG issued $110.0 million of long-term debt in 2003. SJG issued the remaining $40.0 million of notes under the MTN program in August 2004. We used the proceeds of all of the issues to refinance short-term debt outstanding to commercial banks and to redeem certain high interest bearing securities. In July 2005, SJG redeemed $10.0 million of its 7.9% MTN, at par. SJG also filed a registration statement on Form S-3 with the SEC on July 22, 2005 to establish a new $150.0 million MTN program. That filing is currently under review with the SEC as of the date of this report.

SJI has raised equity capital over the past several years through its Dividend Reinvestment Plan (DRP). Participants in SJI's DRP receive newly issued shares. We offer a 2% discount on DRP investments as it is the most cost-effective way to raise equity capital in the quantities we are seeking. Through the DRP, SJI raised $4.7 million of equity capital by issuing 172,252 shares for the six months ended June 30, 2005 and $36.2 million of equity capital by issuing 1,232,602 shares for the twelve months ended December 31, 2004. We anticipate raising sufficient equity capital through the DRP in 2005, to maintain an equity to capitalization ratio of approximately 50%.

On May 2, 2005, SJG redeemed all of its Redeemable Cumulative Preferred 8% Series of preferred stock at par. The total amount redeemed was $1.69 million.

SJI - 37

On March 3, 2005, the Board of Directors authorized an amendment to SJI’s Certificate of Incorporation to increase the authorized number of shares of Common Stock from 20,000,000 shares to 60,000,000 shares. This authorization was approved by a vote of SJI’s shareholders at our annual meeting of shareholders held on April 21, 2005. The principal purpose of the increase was to permit a two-for-one split of all the issued shares of SJI’s Common Stock, which was completed on June 30, 2005. As the market price of SJI’s shares of Common Stock increased, our Board believed that a stock split would result in a market price for the Common Stock that would be more attractive to a broader spectrum of investors and, therefore, would benefit both SJI and our existing stockholders through greater liquidity in the market. SJI’s Board of Directors also believed that it was advisable and in our best interest to have available additional authorized but unissued shares of Common Stock in an amount adequate to provide for our future needs. Our Board believed that the availability of additional authorized shares would enable it to act with flexibility when and as the need arises to issue additional shares in the future without the delays necessitated by having to obtain shareholder approval at that time. For further discussion on the approved stock split, see Note 3 to the condensed consolidated financial statements.

SJI’s capital structure, excluding an immaterial amount of preferred stock outstanding at the end of 2004, was as follows:

	June 30,	December 31,
	2005	2004

Common Equity	49%	45%
Long-Term Debt	43%	42%
Short-Term Debt	8%	13%

Total	100%	100%

SJG’s long-term, senior secured debt is rated “A” and “Baa1” by Standard & Poor’s and Moody’s Investor Services, respectively. These ratings have not changed in the past five years.

SJG is restricted as to the amount of cash dividends or other distributions that may be paid on its common stock by an order issued by the BPU in July 2004 that granted SJG an increase in base rates. Per the order, SJG is required to maintain total common equity of no less than $289.0 million. SJG’s total common equity balance was $320.8 million at June 30, 2005.

SJI - 38

Capital Expenditures, Commitments and Contingencies

Capital Expenditures— SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental remediation costs. Construction and remediation expenditures for the six months ended June 30, 2005 amounted to $43.4 million and $0.8 million, respectively. We estimate the net costs for 2005, 2006 and 2007 at approximately $87.2 million, $48.4 million and $46.0 million, respectively. Included in the 2005 construction total are two large special projects totaling $12.1 million for SJG pipeline installation and $18.1 million for the planned expansion of Marina’s thermal plant.

Commitments and Contingencies— SJI is obligated on the letters of credit supporting the Variable Rate Demand Bonds issued through the New Jersey Economic Development Authority by Marina. A syndicate of four commercial banks has issued $46.0 million of letters of credit to provide credit support for those bonds, the proceeds of which were used for the development of Marina’s thermal plant project. The letter of credit agreement contains certain financial covenants measured on a quarterly basis. SJI was in compliance with these covenants as of June 30, 2005.

SJG has certain commitments for both pipeline capacity and gas supply for which it pays fees regardless of usage. Those commitments as of June 30, 2005 average $48.0 million annually and total $190.1 million over the contracts’ lives. Approximately 55% of the financial commitment under these contracts expires during the next five years. We expect to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the Basic Gas Supply Service clause.

Also, as of June 30, 2005, SJI has issued three letters of credit totaling $1.0 million. Two of these letters were posted to different utilities to enable SJE to market retail electricity within the respective utilities’ service territories. The remaining letter was posted related to the construction activity of AC Landfill Energy, LLC.

Contractual Cash Obligations — The following table summarizes our contractual cash obligations and their applicable payment due dates as of June 30, 2005 (in thousands):

		Up to	Years	Years	More than
Contractual Obligations	Total	1 Year	2 & 3	4 & 5	5 Years

Long-Term Debt	$321,474	$2,348	$2,464	$220	$316,442
Interest on Long-Term Debt	289,418	19,347	38,121	37,907	194,043
Operating Leases	886	298	420	152	16
Construction Obligations	20,927	20,863	64	-	-
Commodity Supply
Purchase Obligations	376,416	124,587	94,833	73,906	83,090
New Jersey Clean Energy
Program (Note 7)	22,141	4,341	13,800	4,000	-
Other Purchase Obligations	5,505	2,355	1,800	1,350	-
Total Contractual Cash Obligations	$1,036,767	$174,139	$151,502	$117,535	$593,591

SJI - 39

Expected environmental remediation costs are not included in the table above due to the subjective nature of such costs and the timing of anticipated payments. SJG’s regulatory obligation to contribute $3.6 million annually to its postretirement benefit plans other than pensions, less costs incurred directly by the company, is not included as the duration is indefinite. As a result, the total obligation cannot be calculated. As discussed in Note 8 - Contributions, SJI expects to make a pension contribution ranging from $2.4 to $5.2 million depending on changes in investment performance and the discount rate for the year in 2005. Furthermore, future pension contributions beyond 2005 cannot be determined at this time.

Off-Balance Sheet Arrangements— SJI has no off-balance sheet financing arrangements.

Parental Guarantees— As of June 30, 2005, SJI had issued $212.1 million of parental guarantees on behalf of its subsidiaries. Of this total, $145.2 million expire within one year, $9.0 million expire between one and two years and $57.9 million have no expiration date. The vast majority of these guarantees were issued as guarantees of payment to third parties with whom our subsidiaries have commodity supply contracts. These contracts contain netting provisions which permit us to net the ultimate cash payment for monthly buys and sells from/to counterparties. As of June 30, 2005, these guarantees support future firm commitments and $32.1 million of the Accounts Payable recorded on our condensed consolidated balance sheet. As part of our risk management policy, we also require parental guarantees from trading counterparties as applicable. These arrangements are typical in our industry. Included in the above are five parental guarantees totaling $29.3 million related to Marina’s construction and operating activities.

Pending Litigation— SJI is subject to claims arising in the ordinary course of business and other legal proceedings. We accrue liabilities related to claims when we can determine the amount or range of amounts of likely settlement costs for those claims. SJI has been named in, among other actions, certain product liability claims related to our former sand mining subsidiary. Management does not currently anticipate the disposition of any known claims to have a material adverse effect on SJI’s financial position, results of operations or liquidity.

SJI - 40

Item 3. Quantitative and Qualitative Disclosures About Market
Risks of the Company (Unaudited)

Commodity Market Risks— Certain regulated and unregulated SJI subsidiaries are involved in buying, selling, transporting and storing natural gas and buying and selling retail electricity for their own accounts as well as managing these activities for others. These subsidiaries are subject to market risk due to price fluctuations. To hedge against this risk, we enter into a variety of physical and financial transactions including forward contracts, swaps, futures and options agreements. To manage these transactions, SJI has a well-defined risk management policy approved by our Board of Directors that includes volumetric and monetary limits. Management reviews reports detailing activity daily. Generally, the derivative activities described above are entered into for risk management purposes.

SJG and SJE transact commodities on a physical basis and typically do not enter into financial derivative positions directly. SJRG manages risk for these entities as well as for its own portfolio by entering into the types of transactions noted above. As part of its gas purchasing strategy, SJG occasionally uses financial contracts to hedge against forward price risk. These contracts are recoverable through SJG’s BGSS, subject to BPU approval. It is management's policy, to the extent practical, within predetermined risk management policy guidelines, to have limited unmatched positions on a deal or portfolio basis while conducting these activities. As a result of holding open positions to a minimal level, the financial impact to SJRG of changes in value of a particular transaction is substantially offset by an opposite change in the related hedge transaction. As of June 30, 2005, SJRG had $10.6 million of Accounts Receivable under sales contracts. Of that total, 83% were with companies rated investment-grade, were guaranteed by an investment-grade-rated parent or were with companies where we have a collateral arrangement. The remainder of the accounts receivable were within approved credit limits.

SJRG and SJE entered into certain contracts to purchase, sell, and transport natural gas. For those derivatives not designated as hedges, we recorded the net unrealized pre-tax loss of $(2.0) million and $(2.4) million in earnings during the three months ended June 30, 2005 and 2004, respectively, which are included with realized gains and losses in Operating Revenues — Nonutility. For the six months ended June 30, 2005, we recorded the net unrealized pre-tax gain (loss) of $2.1 and $(0.5) million, respectively. SJRG's and SJE's contracts are typically less than 12 months long. SJE entered into two longer-term gas supply contracts with two of its larger customers. These contracts were reviewed and approved by SJI’s Risk Management Committee after being satisfied that our exposure to price and credit risk had been sufficiently mitigated. The fair value and maturity of all these energy trading and hedging contracts determined under the mark-to-market method as of June 30, 2005 is as follows (in thousands):

SJI - 41

Assets		Maturity	Maturity	Beyond
Source of Fair Value		< 1 Year	1 - 3 Years	3 Years	Total

Prices Actively Quoted	NYMEX:
Trading		$ 2,056	$ 1,675	$ 729	$ 4,460
Hedging		3,957	39	-	3,996
Subtotal		6,013	1,714	729	8,456
Other External Sources	Basis:
Trading		7,671	987	83	8,741
Hedging		397	-	-	397
Subtotal		8,068	987	83	9,138

Total		$14,081	$2,701	$812	$17,594

Liabilities		Maturity	Maturity	Beyond
Source of Fair Value		< 1 Year	1 - 3 Years	3 Years	Total

Prices Actively Quoted	NYMEX:
Trading		$1,062	$1,646	$705	$3,413
Hedging		6	-	-	6
Subtotal		1,068	1,646	705	3,419
Other External Sources	Basis:
Trading		4,188	491	51	4,730
Hedging		137	-	-	137
Subtotal		4,325	491	51	4,867

Total		$5,393	$2,137	$756	$8,286

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location.

A reconciliation of SJI's estimated net fair value of energy-related derivatives, including hedging contracts, follows (in thousands):

Net Derivatives - Energy Related Assets, January 1, 2005	$9,037
Contracts Settled During Six Months Ended June 30, 2005, Net	(3,223)
Other Changes in Fair Value from Continuing and New Contracts, Net	3,494
Net Derivatives — Energy Related Assets, June 30, 2005	$9,308

SJI - 42

Interest Rate Risk— Our exposure to interest-rate risk relates primarily to short-term, variable rate borrowings. Short-term, variable rate debt outstanding at June 30, 2005 was $53.5 million and averaged $44.8 million during the first six months of 2005. A hypothetical 100 basis point (1%) increase in interest rates on our average variable rate debt outstanding would result in a $264,300 increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2004 — 115 b.p. increase; 2003 — 28 b.p. decrease; 2002 — 74 b.p. decrease; 2001 — 383 b.p. decrease; and 2000 — 83 b.p. increase. For June 2005, our average interest rate on variable rate debt was 3.53%

SJG primarily issues long-term debt at fixed rates and, consequently, interest expense on existing debt is not significantly impacted by changes in market interest rates. SJG redeemed, at par, $7.5 million of 8.6% debenture notes in February 2005. In November 2004, SJG entered into a derivative transaction known as a “Treasury Lock” to hedge against the impact of possible interest rate increases on a $10.0 million, 30-year debt issuance by SJG planned for July 2005. SJG terminated that Treasury Lock on its July 15, 2005 expiration date at a cost of $1.2 million. Because SJG anticipates issuing replacement debt within 60 days of July 15, 2005, that cost was deferred and will be amortized over the life of that debt. The only other long-term debt outstanding, exclusive of that issued by the utility, consists of long-term bank loans used to finance the construction of a landfill gas cogeneration project and the New Jersey Economic Development Authority bonds used to finance the construction of Marina’s thermal energy plant. The long-term debt for the landfill gas cogeneration project totaled $2.0 million and amortizes over 15 years at fixed rates. The bonds for the thermal plant were issued at floating rates that reset weekly. Subsequent to issuance, we entered into interest rate swap contracts that, as of June 30, 2005, effectively fixed the rate on $20.0 million of tax-exempt debt and $24.8 million of taxable rate debt. In June 2005, we entered into three forward starting swaps which effectively fixed the interest rate at 3.895% on $15.3 million of tax-exempt debt which is expected to be issued in early 2006. These swaps were entered into in anticipation of Marina’s financing needs related to an expansion of the thermal plant to serve the Borgota Casino Hotel & Spa’s expansion. Details on SJI’s active interest rate swaps are as follows:

Amount	Interest Rate	Start Date	Maturity	Type	Amortization

$ 3,900,000	4.615%	4/1/2002	12/1/2005	Taxable	Non
9,000,000	4.550%	11/19/2001	12/1/2007	Taxable	Yes *
3,900,000	4.795%	12/1/2004	12/1/2014	Taxable	No
8,000,000	4.775%	11/12/2004	11/12/2014	Taxable	No
20,000,000	4.080%	11/19/2001	12/1/2011	Tax-exempt	No
14,500,000	3.895%	1/17/2006	1/15/2026	Tax-exempt	No
500,000	3.895%	1/17/2006	1/15/2026	Tax-exempt	No
330,000	3.895%	1/17/2006	1/15/2026	Tax-exempt	No

* Amount reduces to $6mm on 12/1/05, and further reduces to $3mm on 12/1/06.

SJI - 43

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

No change in SJI’s internal control over financial reporting occurred during SJI’s second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item is incorporated by reference to Part I, Item 1, Note 11, beginning on page 25.

Item 4. Submission of Matters to a Vote of Security Holders

(a) Our annual meeting of shareholders was held on April 21, 2005.
(b) Class I directors (with a term expiring 2008) were elected as follows:

	For	Withheld
Charles Biscieglia	11,975,655	362,611
Keith S. Campbell	11,670,564	667,702
W. Cary Edwards	12,158,446	179,820

Class II directors (with a term expiring in 2006) continuing in office are:
Shirli M. Billings, Thomas A. Bracken, Sheila Hartnet-Devlin, and Frederick R. Raring.

Class III directors (with a term expiring in 2007) continuing in office are:
Helen R. Bosley, Edward J. Graham, William J. Hughes, and Herman D. James.

The appointment of Deloitte & Touche LLP as our independent accountants for the year ending December 2005 was approved by a vote of 12,200,798 for the appointment and 66,681 against, with 70,787 abstentions.

SJI - 44

A proposal to amend the Certificate of Incorporation to increase the number of authorized shares of Common Stock was approved by a vote of 11,963,885 for the amendment and 319,156 against, with 55,225 abstentions.

A proposal to amend and restate our 1997 Stock-Based Compensation Plan was approved by a vote of 7,188,922 for the amendment and 2,916,395 against, with 203,802 abstentions.

Item 6. Exhibits

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

SJI - 45

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY INDUSTRIES, INC.
(Registrant)

Dated: August 9, 2005	By: /s/ Edward J. Graham
Edward J. Graham
Chairman, President & Chief Executive Officer

Dated: August 9, 2005	By: /s/ David A. Kindlick
David A. Kindlick
Vice President & Chief Financial Officer

SJI - 46