Form 10-Q
period 2005-09-30
SOUTH JERSEY INDUSTRIES INC
filed 2005-11-09
CIK 91928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

As of November 8, 2005, there were 28,703,549 shares of the registrant’s common stock outstanding.

SJI-1

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements — See Pages 3 through 30

SJI-2

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Three Months Ended
	September 30,
	2005	2004

Operating Revenues:
Utility	$89,053	$71,434
Nonutility	67,918	58,015

Total Operating Revenues	156,971	129,449

Operating Expenses:
Cost of Sales - Utility	66,428	48,139
Cost of Sales - Nonutility	56,002	51,309
Operations	15,332	15,730
Maintenance	1,456	1,465
Depreciation	6,052	5,753
Energy and Other Taxes	1,733	1,772

Total Operating Expenses	147,003	124,168

Operating Income	9,968	5,281

Other Income and Expense	(51)	183

Interest Charges	(5,326)	(5,143)

Income Before Income Taxes	4,591	321

Income Taxes	(2,092)	(152)

Equity in Affiliated Companies	183	269

Income from Continuing Operations	2,682	438

Loss from Discontinued Operations - Net	(191)	(184)

Net Income	$2,491	$254

Basic Earnings Per Common Share:
Continuing Operations	$0.095	$0.016
Discontinued Operations - Net	(0.007)	(0.007)

Basic Earnings Per Common Share	$0.088	$0.009

Average Shares of Common Stock Outstanding - Basic	28,244	27,590

Diluted Earnings Per Common Share:
Continuing Operations	$0.094	$0.016
Discontinued Operations - Net	(0.007)	(0.007)

Diluted Earnings Per Common Share	$0.087	$0.009

Average Shares of Common Stock Outstanding - Diluted	28,459	27,829

Dividends Declared per Common Share	$0.213	$0.203

The accompanying notes are an integral part of the condensed consolidated financial statements.

SJI-3

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Nine Months Ended
	September 30,
	2005	2004

Operating Revenues:
Utility	$385,980	$340,869
Nonutility	253,600	232,745

Total Operating Revenues	639,580	573,614

Operating Expenses:
Cost of Sales - Utility	262,189	223,503
Cost of Sales - Nonutility	216,258	208,240
Operations	51,661	47,969
Maintenance	4,460	4,249
Depreciation	17,895	19,111
Energy and Other Taxes	9,008	8,732

Total Operating Expenses	561,471	511,804

Operating Income	78,109	61,810

Other Income and Expense	278	1,042

Interest Charges	(15,553)	(15,076)

Income Before Income Taxes	62,834	47,776

Income Taxes	(26,297)	(19,651)

Equity in Affiliated Companies	593	692

Income from Continuing Operations	37,130	28,817

Loss from Discontinued Operations - Net	(517)	(466)

Net Income	$36,613	$28,351

Basic Earnings Per Common Share:
Continuing Operations	$1.326	$1.056
Discontinued Operations - Net	(0.018)	(0.017)

Basic Earnings Per Common Share	$1.308	$1.039

Average Shares of Common Stock Outstanding - Basic	27,999	27,278

Diluted Earnings Per Common Share:
Continuing Operations	$1.315	$1.049
Discontinued Operations - Net	(0.018)	(0.017)

Diluted Earnings Per Common Share	$1.297	$1.032

`	28,221	27,483

Dividends Declared per Common Share	$0.639	$0.609

The accompanying notes are an integral part of the condensed consolidated financial statements.

SJI-4

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	September 30,
	2005	2004

Net Income	$2,491	$254

Other Comprehensive (Loss) Income, Net of Tax:*

Change in Fair Value of Investments	100	(53)
Change in Fair Value of Derivatives - Other	892	(279)
Change in Fair Value of Derivatives - Energy Related	(8,503)	1,152

Other Comprehensive (Loss) Income - Net of Tax*	(7,511)	820

Comprehensive (Loss) Income	$(5,020)	$1,074

	Nine Months Ended
	September 30,
	2005	2004

Net Income	$36,613	$28,351

Other Comprehensive (Loss) Income, Net of Tax:*

Change in Fair Value of Investments	178	(354)
Change in Fair Value of Derivatives - Other	7	150
Change in Fair Value of Derivatives - Energy Related	(13,084)	4,028

Other Comprehensive (Loss) Income - Net of Tax*	(12,899)	3,824

Comprehensive Income	$23,714	$32,175

* Determined using a combined statutory tax rate of 40.85%.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SJI-5

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)
	Nine Months Ended
	September 30,
	2005	2004

Cash Flows from Operating Activities:
Net Income	$36,613	$28,351
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	20,166	20,740
Unrealized Loss on Derivatives - Energy Related	1,361	1,870
Provision for Losses on Accounts Receivable	1,670	123
Revenues and Fuel Costs Deferred - Net	(8,003)	8,048
Deferred and Non-Current Income Taxes and Credits - Net	19,282	10,185
Environmental Remediation Costs - Net	(2,096)	(216)
Gas Plant Cost of Removal	(679)	(679)
Changes in:
Accounts Receivable	58,610	69,976
Inventories	(42,508)	(31,839)
Other Prepayments and Current Assets	(1,420)	1,529
Prepaid and Accrued Taxes - Net	(12,381)	(19,786)
Accounts Payable and Other Accrued Liabilities	23,079	(11,370)
Other Assets	6,926	(5,999)
Other Liabilities	3,624	(4,778)

Net Cash Provided by Operating Activities	104,244	66,155

Cash Flows from Investing Activities:
Return of Investment in Affiliate	(42)	(245)
Affiliate Repayment of Loan	635	680
Purchase of Available-for-Sale Securities	-	(105)
Proceeds from Minority Interest	119	-
Proceeds from Sale of Restricted Investments - Net	3,993	4,022
Capital Expenditures	(69,991)	(47,382)

Net Cash Used in Investing Activities	(65,286)	(43,030)

Cash Flows from Financing Activities:
Net Repayments of Lines of Credit	(20,800)	(44,400)
Proceeds from Issuance of Long-Term Debt	10,000	40,000
Principal Repayments of Long-Term Debt	(22,810)	(21,773)
Dividends on Common Stock	(18,164)	(16,645)
Proceeds from Sale of Common Stock	16,368	23,373
Payments for Issuance of Long-Term Debt	(289)	(359)
Premium for Early Retirement of Debt	(184)	-
Redemption of Preferred Stock	(1,690)	-

Net Cash Used in Financing Activities	(37,569)	(19,804)

Net Increase in Cash and Cash Equivalents	1,389	3,321
Cash and Cash Equivalents at Beginning of Period	5,272	4,364

Cash and Cash Equivalents at End of Period	$6,661	$7,685
The accompanying notes are an integral part of the condensed consolidated financial statements.

SJI-6

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	September 30,	December 31,
	2005	2004
Assets

Property, Plant and Equipment:
Utility Plant, at original cost	$1,004,515	$957,287
Accumulated Depreciation	(233,986)	(224,506)
Nonutility Property and Equipment, at cost	90,140	71,129
Accumulated Depreciation	(5,552)	(4,040)

Property, Plant and Equipment - Net	855,117	799,870

Investments:
Available-for-Sale Securities	5,531	5,310
Restricted	9,604	13,597
Investment in Affiliates	1,984	1,942

Total Investments	17,119	20,849

Current Assets:
Cash and Cash Equivalents	6,661	5,272
Accounts Receivable	88,516	113,778
Unbilled Revenues	11,886	45,857
Provision for Uncollectibles	(4,542)	(3,495)
Natural Gas in Storage, average cost	122,147	79,281
Materials and Supplies, average cost	4,999	5,357
Prepaid Taxes	19,551	6,104
Derivatives - Energy Related Assets	39,367	27,226
Other Prepayments and Current Assets	5,911	4,491

Total Current Assets	294,496	283,871

Regulatory and Other Non-Current Assets:
Regulatory Assets	76,198	72,635
Prepaid Pension	26,351	28,589
Derivatives - Energy Related Assets	5,536	5,427
Unamortized Debt Discount and Expense	8,878	8,894
Contract Receivables	14,444	16,153
Other	6,758	7,046

Total Regulatory and Other Non-Current Assets	138,165	138,744

Total Assets	$1,304,897	$1,243,334

The accompanying notes are an integral part of the condensed consolidated financial statements.

SJI-7

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	September 30,	December 31,
	2005	2004
Capitalization and Liabilities

Common Equity:
Common Stock	$35,517	$34,700
Premium on Common Stock	212,305	194,862
Accumulated Other Comprehensive (Loss) Income	(9,446)	3,453
Retained Earnings	129,845	111,397

Total Common Equity	368,221	344,412

Preferred Stock of Subsidiary	-	1,690

Long-Term Debt	319,104	328,914

Total Capitalization	687,325	675,016

Minority Interest	346	227

Current Liabilities:
Notes Payable	71,500	92,300
Current Maturities of Long-Term Debt	2,348	5,348
Accounts Payable	136,675	118,836
Customer Deposits	8,994	8,846
Environmental Remediation Costs	16,791	13,810
Taxes Accrued	6,485	5,419
Derivatives - Energy Related Liabilities	41,020	19,282
Derivatives - Other	-	344
Deferred Income Taxes - Net	12,653	7,082
Deferred Contract Revenues	5,223	4,795
Interest Accrued and Other Current Liabilities	22,258	14,052

Total Current Liabilities	323,947	290,114

Deferred Credits and Other Non-Current Liabilities:
Deferred Income Taxes - Net	148,744	143,068
Investment Tax Credits	2,878	3,129
Pension and Other Postretirement Benefits	12,059	13,103
Environmental Remediation Costs	43,464	41,181
Derivatives - Energy Related Liabilities	5,362	3,661
Derivatives - Other	464	1,516
Regulatory Liabilities	73,433	63,836
Other	6,875	8,483

Total Deferred Credits
and Other Non-Current Liabilities	293,279	277,977

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$1,304,897	$1,243,334

The accompanying notes are an integral part of the condensed consolidated financial statements.

SJI-8

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.  Summary of Significant Accounting Policies:

Consolidation— The condensed consolidated financial statements include the accounts of South Jersey Industries, Inc. (SJI), it’s wholly owned subsidiaries and two subsidiaries in which we have a controlling interest. We eliminated all significant intercompany accounts and transactions. In our opinion, the condensed consolidated financial statements reflect all adjustments needed to fairly present SJI’s financial position and operating results at the dates and for the periods presented. Our businesses are subject to seasonal fluctuations and, accordingly, this interim financial information should not be the basis for estimating the full year’s operating results. These financial statements should be read in conjunction with SJI’s 2004 Form 10K and annual report.

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

Estimates and Assumptions— We prepare our condensed consolidated financial statements to conform with accounting principles generally accepted in the United States of America. Management makes estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related disclosures. Therefore, actual results could differ from those estimates. Significant estimates include amounts related to regulatory accounting, energy derivatives, environmental remediation costs, pension and other postretirement benefit costs, and revenue recognition.

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

Depreciation — We depreciate utility plant on a straight-line basis over the estimated remaining lives of the various property classes. These estimates are periodically reviewed and adjusted as required after BPU approval. As a result of the rate case settlement SJG’s composite depreciation rate was reduced from 2.9% to 2.4%, effective July 8, 2004. Except for extraordinary retirements, accumulated depreciation is charged with the cost of depreciable utility property retired less salvage (See Asset Retirement Costs). Nonutility property depreciation is computed on a straight-line basis over the estimated useful lives of the property, ranging up to 50 years. Gain or loss on the disposition of nonutility property is recognized in net income.

SJI-10

Capitalized Interest — SJG capitalizes interest on construction at the rate of return on rate base utilized by the BPU to set rates in its last base rate proceeding. Capitalized interest is included in Utility Plant on the condensed consolidated balance sheets. Marina capitalizes interest on construction projects in progress. All capitalized interest is reflected on the statements of condensed consolidated income as a reduction of Interest Charges. As of September 30, SJI capitalized interest as follows (in thousands):

	September 30, 2005	September 30, 2004

Quarter Ended:
SJG	$258	$200
Marina	143	-
Total	$401	$200

Nine Months Ended:
SJG	$800	$531
Marina	215	-
Total	$1,015	$531

Impairment of Long-Lived Assets — We review the carrying amount of an asset for possible impairment whenever events or changes in circumstances indicate that such amount may not be recoverable. For the nine months ended September 30, 2005 and the year ended December 31, 2004, we did not identify any significant impairments.

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

SJI structured its subsidiaries so that SJG and SJE transact commodities on a physical basis and typically do not enter into positions that financially settle. South Jersey Resources Group (SJRG) performs this risk management function for these entities and enters into the types of financial transactions noted above. As part of its gas purchasing strategy, SJG occasionally uses financial contracts to hedge against forward price risk. The costs or benefits of these short-term contracts are recoverable through SJG’s BGSS, subject to BPU approval. As of September 30, 2005 and December 31, 2004, SJG had $(15.6) million and $0.5 million of (benefits) costs, respectively, included in its BGSS related to open financial contracts (See caption Regulatory Assets & Regulatory Liabilities). Management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in identifying, assessing and controlling various risks. Management reviews any open positions in accordance with strict policies to limit exposure to market risk.

SJI-11

SJI accounts for derivative instruments in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. We record all derivatives, whether designated in hedging relationships or not, on the condensed consolidated balance sheets at fair value unless the derivative contracts qualify for the normal purchase and sale exemption. If the derivative is designated as a fair value hedge, we recognize the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk in earnings. We currently have no fair value hedges. If the derivative is designated as a cash flow hedge, we record the effective portion of the hedge in Accumulated Other Comprehensive (Loss) Income and recognize it in the income statement when the hedged item affects earnings. We recognize ineffective portions of the cash flow hedges immediately in earnings. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives, strategies for undertaking various hedge transactions and our methods for assessing and testing correlation and hedge ineffectiveness. All hedging instruments are linked to the hedged asset, liability, firm commitment or forecasted transaction. We also assess whether these derivatives are highly effective in offsetting changes in cash flows or fair values of the hedged items. We discontinue hedge accounting prospectively if we decide to discontinue the hedging relationship; determine that the anticipated transaction is no longer likely to occur; or if we determine that a derivative is no longer highly effective as a hedge. In the event that hedge accounting is discontinued, we will continue to carry the derivative on the balance sheet at its current fair value and recognize subsequent changes in fair value in current period earnings. Unrealized gains and losses on the discontinued hedges that were previously included in Accumulated Other Comprehensive (Loss) Income will be reclassified into earnings. During 2005, $1.3 million of unrealized gain on derivatives previously designated as cash flow hedges was reclassified into Operating Revenues - Nonutility because we determined that the anticipated hedged transaction was no longer likely to occur. As permitted under Statement No. 133, SJI has elected to designate certain energy-related derivative instruments as cash flow hedges which protect against the price variability of our forecasted sales and purchases of natural gas. Based on the amount recorded in Accumulated Other Comprehensive (Loss) Income at September 30, 2005, we expect $14.3 million to be recorded as a decrease in revenues in the next twelve months. As of September 30, 2005, hedges for future forecasted transactions exist into 2006.

SJRG manages its portfolio of purchases and sales, as well as natural gas in storage, using a variety of instruments that include forward contracts, swap agreements, option contracts and futures contracts. SJI measures the fair value of the contracts and records these as Derivatives — Energy Related Assets or Derivatives — Energy Related Liabilities on our condensed consolidated balance sheets. For those derivatives not designated as hedges, we recorded the net unrealized pre-tax loss of $(3.5) million and $(1.4) million in earnings during the three months ended September 30, 2005 and 2004, respectively, which are included with realized gains and losses in Operating Revenues — Nonutility. For the nine months ended September 30, 2005 and 2004, we recorded the net unrealized pre-tax loss of $(1.4) and $(1.9) million, respectively.

SJI-12

SJI presents revenues and expenses related to its trading activities on a net basis in Operating Revenues — Nonutility in our condensed consolidated statements of income consistent with Emerging Issues Task Force (EITF) Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.” There is no effect on operating income or net income from the above presentation.

From time to time we enter into interest rate swap and similar agreements to hedge exposure to increasing rates with respect to our variable rate debt. We account for these interest rate derivatives as cash flow hedges.

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

SJI-13

In November 2004, SJG entered into a derivative transaction known as a “Treasury Lock” to hedge against the impact of possible interest rate increases on a $10.0 million, 30-year debt issuance by SJG originally planned for July 2005 (See Note 4 - Long-Term Debt). SJG terminated that Treasury Lock on its July 15, 2005 expiration date at a cost of $1.2 million. Subsequently, SJG entered into a second Treasury Lock in August 2005, related to the same debt, that SJG terminated on its expiration date of September 13, 2005 at a cost of $0.2 million. Because the replacement debt was issued on September 13, 2005, within sixty days of the original Treasury Lock expiration date, the cost of both Treasury Locks has been included in Accumulated Other Comprehensive (Loss) Income and is being amortized over the thirty-year life of the new debt issue. As of September 30, 2005, the after-tax unamortized cost of these treasury locks included in Accumulated Other Comprehensive (Loss) Income was $0.8 million. At December 31, 2004, the market value of the original Treasury Lock contract included in the condensed consolidated balance sheets under Derivatives-Other was $344,000, the after-tax amount included in Accumulated Other Comprehensive (Loss) Income was $203,400. SJG calculated the Treasury Locks to be highly effective as defined under Statement No. 133. As of September 30, 2005 and December 31, 2004, the market value of our swaps was $(0.5) million and $(1.9) million, respectively, which represents the amount we would have to pay the counterparties to terminate these contracts as of those dates. We include these balances on the condensed consolidated balance sheets under Derivatives — Other. As of September 30, 2005 and December 31, 2004, we calculated the swaps to be highly effective as defined under Statement No. 133, therefore; we record the changes in fair value of the swaps, net of taxes, in Accumulated Other Comprehensive (Loss) Income.

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

Asset Retirement Costs — SJG has certain easements and right-of-way agreements that qualify as legal obligations under FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” However, as it is our intent to maintain these agreements in perpetuity, we have not recorded any liabilities associated with these agreements. SJG recovers certain asset retirement costs through rates charged to customers. As of September 30, 2005 and December 31, 2004, SJG had accrued amounts in excess of actual removal costs incurred totaling $47.9 million and $47.3 million, respectively, , which are recorded as Regulatory Liabilities on the condensed consolidated balance sheets in accordance with Statement No. 143.

New Accounting Pronouncements —In December 2004, the FASB issued Statement No. 123(R), “Share-Based Payment” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement is not effective until reporting periods beginning after January 1, 2006. Management is currently evaluating the effect of this Statement, but does not anticipate the adoption of this Statement to have a material effect on our condensed consolidated financial statements.

SJI-14

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

Regulatory Assets & Regulatory Liabilities —Regulatory Assets at September 30, 2005 and December 31, 2004 consisted of the following items (in thousands):

	Years Remaining
	As of	September 30,	December 31,
	September 30, 2005	2005	2004
Environmental Remediation Costs:
Expended - Net	Various	$7,398	$5,281
Liability for Future Expenditures	N/A	56,290	51,046
Income Taxes - Flow through Depreciation	6	5,908	6,641
Deferred Postretirement Benefit Costs	7	2,740	3,024
Gross Receipts and Franchise Taxes	1	591	924
Societal Benefit Costs	Various	2,107	4,562
Other	-	1,164	1,157

Total Regulatory Assets		$76,198	$72,635

Each item separately identified above is being recovered through utility rate charges. SJG is currently permitted to recover interest on its Environmental Remediation and Societal Benefit Costs while the other assets are being recovered without a return on investment over the period indicated. Some of the assets reflected within the above caption “Other” are currently being recovered from ratepayers as approved by the BPU. Management believes that the remaining deferred costs are probable of recovery from ratepayers through future utility rates, based on experience with previous BPU orders.

Regulatory Liabilities at September 30, 2005 and December 31, 2004 consisted of the following items (in thousands):

	September 30,	December 31,
	2005	2004

Deferred Gas Revenues - Net	$20,447	$12,334
Excess Plant Removal Costs	47,886	47,345
Overcollected State Taxes	3,987	3,871
Other	1,113	286

Total Regulatory Liabilities	$73,433	$63,836

SJI-15

Deferred Gas Revenues - Net represent SJG’s net overcollected gas costs and are monitored through SJG’s BGSS mechanism. Derivative contracts used to hedge SJG’s natural gas purchases are recoverable through its BGSS, subject to BPU approval. The offset to the change in fair value of these contracts is recorded as a Regulatory Asset or Regulatory Liability, accordingly. As of September 30, 2005 and December 31, 2004, amounts related to these contracts represent $15.6 million and $(0.5) million, respectively, of the Deferred Gas Revenues - Net disclosed in the table above.

Excess Plant Removal Costs represent amounts accrued in excess of actual utility plant removal costs incurred to date. All other amounts are subject to being returned to ratepayers in future rate proceedings.

Cash and Cash Equivalents— For purposes of reporting cash flows, highly liquid investments with original maturities of three months or less are considered cash equivalents.

Reclassifications— SJI reclassified some previously reported amounts to conform with current year classifications. Such reclassifications include the move of $1.2 and $5.4 million of certain operating expenses previously included in Utility Revenue to Cost of Sales - Utility and Operations Expense, respectively, for the three and nine months ended September 30, 2004.

We also reclassified $4.8 million of deferred contract revenues related to our appliance service contracts as of December 31, 2004 from Other Noncurrent Liabilities to Deferred Contract Revenues on our condensed consolidated balance sheet.

During the period ended September 30, 2005, SJI determined that acquisitions of property and equipment on account, which were previously reported as offsetting components of changes in operating liabilities and capital expenditures, should not have been reported in the statements of cash flows. The condensed statement of consolidated cash flows for the nine months ended September 30, 2004 has been revised to reflect a decrease in cash flows provided by operating activities with a corresponding decrease in cash flows used in investing activities of approximately $2.4 million.

The amounts noted above are considered immaterial to the overall presentation of SJIs condensed consolidated financial statements.

Note 2.  Discontinued Operations and Affiliations:

Discontinued Operations — In 1996, Energy & Minerals, Inc. (EMI), an SJI subsidiary, sold the common stock of The Morie Company, Inc. (Morie), its sand mining and processing subsidiary.

SJI conducts tests annually to estimate the environmental remediation costs for properties owned by South Jersey Fuel, Inc. (SJF), an EMI subsidiary, from its previously operated fuel oil business. SJI reports the environmental remediation activity related to these properties as discontinued operations.

SJI-16

Summarized operating results of the discontinued operations for the three and nine months ended September 30, 2005 were (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Loss before Income Taxes:
Sand Mining	$(237)	$(219)	$(708)	$(646)
Fuel Oil	(58)	(64)	(88)	(70)
Income Tax Credits	104	99	279	250
Loss from Discontinued Operations - Net	$(191)	$(184)	$(517)	$(466)
Basic Earnings Per Common Share From
Discontinued Operations - Net	$(0.007)	$(0.007)	$(0.018)	$(0.017)
Diluted Earnings Per Common Share From
Discontinued Operations - Net	$(0.007)	$(0.007)	$(0.018)	$(0.017)

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

SJI-17

Note 3.  Common Stock:

Amendment to the Certificate of Incorporation to Increase the Number of Authorized Shares — On March 3, 2005, the Board of Directors authorized an amendment to SJI’s Certificate of Incorporation to increase the authorized number of shares of Common Stock from 20,000,000 shares to 60,000,000 shares. This amendment was approved by a vote of SJI’s shareholders at SJI’s annual meeting of shareholders held on April 21, 2005. The principal purpose of the increase was to permit a two-for-one split of all the issued shares of SJI’s Common Stock, which was completed on June 30, 2005. Share-related information for prior periods is reported on a retroactive basis reflecting the stock split.

SJI has 60,000,000 shares of authorized Common Stock. The following shares were issued and outstanding:

	2005		2004
Beginning Balance, January 1	27,759,936	Beginning Balance, January 1	26,458,002
New Issues During Year:		New Issues During Year:
Dividend Reinvestment Plan	579,487	Dividend Reinvestment Plan	1,232,602
Stock-Based Compensation Plan	74,574	Stock-Based Compensation Plan	64,112
Directors’ Restricted Stock	-	Directors’ Restricted Stock	5,220
Ending Balance, September 30	28,413,997	Ending Balance, December 31	27,759,936

We credited the par value ($1.25 per share) of stock issued during the nine months ended September 30, 2005 and the year ended December 31, 2004 to Common Stock. We credited the net excess over par value of approximately $17.4 million for the nine months ended September 30, 2005 and $25.9 million for the year ended December 31, 2004 to Premium on Common Stock.

Earnings Per Common Share — We present basic EPS based on the weighted-average number of common shares outstanding. EPS is presented in accordance with FASB Statement No. 128, “Earnings Per Share,” which establishes standards for computing and presenting basic and diluted EPS. The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 214,427 and 238,772 shares for the three months and 222,136 and 204,438 shares for the nine months ended September 30, 2005 and 2004, respectively. These shares relate to SJI’s restricted stock as discussed below.

Stock-Based Compensation Plan — Under the Amended and Restated 1997 Stock-Based Compensation Plan as recently amended and restated by our Board of Directors and approved by our shareholders on April 21, 2005, no more than 1,000,000 shares in the aggregate may be issued to SJI's officers, non-employee directors and other key employees. The plan will terminate on January 26, 2015 unless terminated earlier by the Board of Directors. No options were granted or outstanding during the nine months ended September 30, 2005 and 2004. No stock appreciation rights have been issued under the plan. In the first nine months of 2005 and 2004, we granted 38,316 and 43,798 restricted shares, respectively. These restricted shares vest over 3-year periods and are subject to SJI achieving certain performance targets.

SJI-18

Dividend Reinvestment Plan (DRP) — Newly issued shares of common stock offered through the DRP are issued directly by SJI. As of September 30, 2005, SJI reserved 2,411,189 shares of authorized, but unissued, common stock for future issuance under the DRP.

Note 4.  Long-Term Debt:

On July 15, 2005 SJG redeemed a $10 million 7.9% medium term note at par with the intention of replacing the note within sixty days. On July 22, 2005, SJG filed a registration statement on Form S-3 with the Securities and Exchange Commission (SEC) to establish a $150 million Medium Term Note (MTN) program. The registration statement became effective on September 8, 2005 and on September 13, 2005 SJG subsequently issued a $10 million 5.45% medium term note with a maturity of thirty years to replace the one that had been redeemed in July 2005.

In anticipation of this debt replacement, SJG had previously entered into a derivative transaction known as a “Treasury Lock” in November, 2004, to hedge against an increase in long-term interest rates. When the 7.9% medium term note was redeemed, SJG terminated the Treasury Lock on its expiration date by paying $1.2 million to the counterparty. SJG subsequently entered into a second Treasury Lock in August, 2005, related to the same debt, which was terminated on its expiration date of September 13, 2005 by paying $0.2 million to the counterparty. (See Note 1 - Energy Trading and Derivative Instruments.)

Note 5.       Financial Instruments:

Restricted Investments — SJRG maintains a margin account with a national investment firm to support its risk management activities. As of September 30, 2005 and December 31, 2004, SJRG had a balance of $9.6 million and $13.0 million in this account due to changes in the market value of outstanding contracts.

Note 6.  Segments of Business:

SJI operates in several different operating segments. Gas Utility Operations (SJG) consist primarily of natural gas distribution to residential, commercial and industrial customers. Wholesale Gas Operations include SJRG’s activities. SJE is involved in both retail gas and retail electric activities. Retail Gas and Other Operations include natural gas acquisition and transportation service business lines. Retail Electric Operations consist of electricity acquisition and transportation to retail, commercial and industrial customers. On-Site Energy Production consists of Marina’s thermal energy facility and other energy-related projects. Appliance Service Operations (SJESP) include the servicing of appliances via the sale of appliance service programs as well as on a time and materials basis, and the installation of residential and small commercial HVAC systems. The appliance service business operated within SJG until September 1, 2004 - See Note 7.

Information about these segments for the three and nine months ended September 30 is presented below (in thousands):

SJI-19

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004
Operating Revenues:
Gas Utility Operations	$89,702	$72,029	$390,322	$345,349
Wholesale Gas Operations	6,340	2,570	21,182	11,355
Retail Gas and Other Operations	33,445	30,491	150,041	155,701
Retail Electric Operations	19,099	18,054	58,643	52,227
On-Site Energy Production	7,964	4,883	18,530	15,997
Appliance Service Operations	3,457	4,126	10,650	9,037
Subtotal	160,007	132,153	649,368	589,666
Intersegment Sales	(3,036)	(2,704)	(9,788)	(16,052)
Total Operating Revenues	$156,971	$129,449	$639,580	$573,614

Operating Income:
Gas Utility Operations	$3,602	$2,625	$56,896	$46,982
Wholesale Gas Operations	2,866	877	9,707	3,280
Retail Gas and Other Operations	(234)	420	2,056	5,475
Retail Electric Operations	253	44	1,114	1,059
On-Site Energy Production	3,104	1,426	6,617	4,627
Appliance Service Operations	688	258	2,476	1,184
General Corporate	(311)	(369)	(757)	(797)
Total Operating Income	$9,968	$5,281	$78,109	$61,810

Depreciation and Amortization:
Gas Utility Operations	$6,339	$5,745	$18,577	$19,377
Wholesale Gas Operations	4	4	11	11
Retail Gas and Other Operations	30	38	89	105
Retail Electric Operations	-	-	-	-
On-Site Energy Production	459	430	1,360	1,247
Appliance Service Operations	47	-	129	-
Discontinued Operations	-	-	-	-
Total Depreciation and Amortization	$6,879	$6,217	$20,166	$20,740

Property Additions:
Gas Utility Operations	$23,385	$15,316	$53,838	$47,392
Wholesale Gas Operations	2	-	2	15
Retail Gas and Other Operations	6	53	16	180
Retail Electric Operations	-	-	-	-
On-Site Energy Production	6,047	-	19,090	1,554
Appliance Service Operations	53	-	110	-
Total Property Additions	$29,493	$15,369	$73,056	$49,141

SJI-20

	September 30, 2005	December 31, 2004

Identifiable Assets:
Gas Utility Operations	$1,066,182	$1,007,586
Wholesale Gas Operations	83,418	103,689
Retail Gas and Other Operations	46,037	53,880
Retail Electric Operations	8,826	12,580
On-Site Energy Production	102,195	84,616
Appliance Service Operations	13,732	11,640
Discontinued Operations	406	414
Subtotal	1,320,796	1,274,405
Corporate Assets	47,493	46,674
Intersegment Assets	(63,392)	(77,745)
Total Identifiable Assets	$1,304,897	$1,243,334

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

SJI-21

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

Pending Audits — The BPU issued an order under which it is performing a competitive services audit and a management audit that includes a focused review of SJG’s gas supply and purchasing practices. The audits, which commenced in October 2004, are mandated by statute to be conducted at predetermined intervals. Management does not currently anticipate the outcome of these audits, for which the fieldwork has been completed, to materially affect SJI’s financial position, results of operations or liquidity.

Appliance Service Business — On July 23, 2004, the BPU approved SJG’s petition and related agreements to transfer its appliance service business from the regulated utility. In anticipation of this transfer, SJI formed South Jersey Energy Service Plus, LLC (SJESP) to perform appliance repair services after BPU approval of the transfer. SJESP purchased certain assets and assumed certain liabilities required to perform these repair services from SJG for the net book value of $1.2 million on September 1, 2004. The agreements also called for SJESP to pay an additional $1.5 million to SJG. This $1.5 million was credited by SJG to customers through the Remediation Adjustment Clause (RAC) and had no earnings impact on SJG. The $1.5 million is considered an intangible asset by SJESP and is being amortized on a straight-line basis over a 12-year period, which commenced as of the transfer date. The amortization period was based on a study performed by an independent consultant. The study results indicate the benefit period is linked to residential homeowner moving rates based on U.S. Census Bureau and regional information.

Other Regulatory Matters — Effective January 10, 2000, the BPU approved full unbundling of SJG’s system. This allows all natural gas consumers to select their natural gas commodity supplier. As of September 30, 2005, 12,372 of SJG’s residential customers were purchasing their gas commodity from someone other than SJG. Customers choosing to purchase natural gas from providers other than the utility are charged for the cost of gas by the marketer, not the utility. The resulting decrease in SJG’s revenues is offset by a corresponding decrease in gas costs. While customer choice can reduce utility revenues, it does not negatively affect SJG’s net income or financial condition. Unbundling did not change the fact that SJG still recovers cost of service, including deferred costs, through base rates.

SJI-22

In March 2003, the BPU approved a statewide Universal Service Fund (USF) program through which funds for the USF and Lifeline Credit and Tenants Assistance (Lifeline) Programs would be collected from customers of all New Jersey electric and gas utilities. In June 2004, the BPU approved the statewide budget of $113.0 million for all the state’s electric and gas utilities and the increased rates were implemented effective July 1, 2004, resulting in a $3.9 million increase to SJG’s annual USF recoveries. In April 2005, SJG made its annual USF filing, along with the state’s other electric and gas utilities, proposing no rate change to the statewide program. The rate proposal was approved by the BPU in June 2005.

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

In February 2005, SJG filed notice with the BPU to provide for an $11.4 million bill credit to customers. The bill credit was implemented in March 2005. In June 2005, SJG made its annual BGSS filing with the BPU requesting a $17.1 million, or 6.3%, increase in gas cost recoveries in response to increasing wholesale gas costs. In August 2005, the BPU approved SJG’s requested increase, effective September 1, 2005.

In September 2004, SJG filed for a $2.6 million reduction to its annual Societal Benefits Clause (SBC) recovery level. The SBC recovers costs related to BPU-mandated programs, including environmental remediation costs that are recovered through SJG’s RAC; energy efficiency and renewable energy program costs that are recovered through SJG’s New Jersey Clean Energy Programs; consumer education program costs; and low income program costs recovered through the Universal Service Fund.

In December 2004, the BPU approved the statewide funding of the New Jersey Clean Energy Program of $745.0 million for the years 2005 through 2008. Of this amount, SJG will be responsible for approximately $25.4 million over the four-year period. Amounts not yet expended have been included in the Contractual Cash Obligations table included in Note 11.

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

SJI-23

Net periodic benefit cost for the three and nine months ended September 30, 2005 and 2004 related to the pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Service Cost	$780	$734	$2,342	$2,204
Interest Cost	1,526	1,424	4,578	4,274
Expected Return on Plan Assets	(2,142)	(1,773)	(6,427)	(5,321)
Amortization of Loss and Other	550	443	1,650	1,331
Net Periodic Benefit Cost	714	829	2,143	2,489
Capitalized Benefit Costs	(219)	(226)	(658)	(678)
Net Periodic Benefit Expense	$495	$603	$1,485	$1,811

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004
Service Cost	$227	$378	$681	$1,132
Interest Cost	539	630	1,616	1,888
Expected Return on Plan Assets	(399)	(352)	(1,198)	(1,052)
Amortization of Transition Obligation	-	193	-	579
Amortization of Loss and Other	34	44	103	132
Net Periodic Benefit Cost	401	893	1,202	2,679
Capitalized Benefit Costs	(124)	(246)	(373)	(737)
Net Periodic Benefit Expense	$277	$647	$829	$1,942

Capitalized benefit costs reflected in the table above relate to SJG’s construction program.

The decrease in pension costs is primarily related to the expected returns on the $13.0 million pension contribution made in December 2004.

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

SJI-24

Future Benefit Payments— The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years (in thousands):

		Other
	Pension Benefits	Postretirement Benefits

2005	$4,209	$ 1,522
2006	4,397	1,737
2007	4,621	1,970
2008	4,898	2,187
2009	5,205	2,386
2010-2014	32,748	13,837

Contributions — SJI currently expects our 2005 pension contribution to range from $0.3 million to $2.8 million, depending on changes in investment performance and the discount rate for the year. SJG also has a regulatory obligation to contribute $3.6 million annually to its other postretirement benefit plans, less costs incurred directly by the company.

Note 9.  Retained Earnings:

SJG is restricted as to the amount of cash dividends or other distributions that may be paid on its common stock by an order issued by the BPU in July 2004 that granted SJG an increase in base rates. Per the order, SJG is required to maintain total common equity of no less than $289.0 million. SJG’s total common equity balance was $314.6 million at September 30, 2005.

Restrictions exist under various loan agreements regarding the amount of cash dividends or other distributions that SJG may pay on its common stock. As of September 30, 2005 and December 31, 2004, SJG’s loan restrictions did not affect the amount that may be distributed from either SJG’s or SJI’s retained earnings.

Note 10.      Unused Lines of Credit and Compensating Balances:

Bank credit lines available to SJI totaled $266.0 million at September 30, 2005, of which $72.7 million, inclusive of $1.2 million of letters of credit, was used. Those bank facilities consist of a $100.0 million revolving credit facility that expires in August 2006 and $76.0 million of uncommitted bank lines available to SJG; and a $60.0 million revolving credit facility that expires in August 2007, and $30.0 million of uncommitted bank lines available to SJI. The revolving credit facilities contain certain financial covenants measured on a quarterly basis. SJI and SJG were in compliance with these covenants as of September 30, 2005. Borrowings under these lines of credit are at market rates. The weighted borrowing cost, which changes daily, was 4.42% and 3.02% at September 30, 2005 and December 31, 2004, respectively. We maintain demand deposits with lending banks on an informal basis and they do not constitute compensating balances.

SJI-25

Note 11.      Commitments and Contingencies:

Contractual Cash Obligations — The following table summarizes our contractual cash obligations and their applicable payment due dates as of September 30, 2005 (in thousands):

	Total	Up to 1 Year	Years 2 & 3	Years 4 & 5	More than 5 Years
Contractual Obligations

Long-Term Debt	$321,452	$2,348	$2,464	$10,220	$306,420
Interest on Long-Term Debt	280,286	18,191	37,631	37,417	187,047
Operating Leases	901	204	521	160	16
Construction Obligations	23,523	23,461	62	-	-
Commodity Supply Purchase Obligations	398,209	133,379	31,314	114,978	118,538
New Jersey Clean Energy Program (Note 7)	21,394	4,994	14,400	2,000	-
Other Purchase Obligations	4,831	1,779	1,927	1,125	-
Total Contractual Cash Obligations	$1,050,596	$184,356	$88,319	$165,900	$612,021

Expected environmental remediation costs are not included in the table above due to the subjective nature of such costs and the timing of anticipated payments. SJG’s regulatory obligation to contribute $3.6 million annually to its postretirement benefit plans other than pensions, less costs incurred directly by the company, is not included as the duration is indefinite. As a result, the total obligation cannot be calculated. As discussed in Note 8 - Contributions, SJI expects to make a pension contribution in 2005 ranging from $0.3 to $2.8 million depending on changes in investment performance and the discount rate for the year. Furthermore, future pension contributions beyond 2005 cannot be determined at this time.

Gas Supply Contracts— SJG, in the normal course of conducting business, has entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The earliest that any of these contracts expires is March 2006. The transportation and storage service agreements between SJG and its interstate pipeline suppliers were made under Federal Energy Regulatory Commission approved tariffs. SJG's cumulative obligation for demand charges and reservation fees paid to suppliers for these services is approximately $4.4 million per month, recovered on a current basis through the BGSS.

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

SJI-26

Parental Guarantees—As of September 30, 2005, SJI had issued $233.9 million of parental guarantees on behalf of its subsidiaries. Of this total, $163.0 million expire within one year, $14.0 million expire between one and two years and $56.9 million have no expiration date. The vast majority of these guarantees were issued to guarantee payment to third parties with whom our subsidiaries have commodity supply contracts. These contracts contain netting provisions which permit us to net the ultimate cash payment for monthly buys and sells from/to counterparties. As of September 30, 2005, these guarantees support future firm commitments and $46.5 million of the Accounts Payable recorded on our condensed consolidated balance sheet. As part of our risk management policy, we also require parental guarantees from trading counterparties as we deem necessary. These arrangements are typical in our industry.

Included in the above are five parental guarantees totaling $27.2 million related to Marina’s construction and operating activities.

Standby Letters of Credit— As of September 30, 2005, SJI provided $46.0 million of standby letters of credit from four commercial banks supporting the variable rate demand bonds issued through the New Jersey Economic Development Authority to finance Marina’s thermal plant project. The letter of credit agreement contains certain financial covenants measured on a quarterly basis. SJI was in compliance with these covenants as of September 30, 2005.

Also, as of September 30, 2005, SJI has issued four letters of credit totaling $1.2 million. Two of these letters were posted to different utilities to enable SJE to market retail electricity within the respective utilities’ service territories. The remaining letters were related to the construction activity of ACLE and WCLE.

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

SJI successfully entered into settlements with all of its historic comprehensive general liability carriers regarding the environmental remediation expenditures at the SJG sites. Also, SJG purchased a Cleanup Cost Cap Insurance Policy limiting the amount of remediation expenditures that SJG will be required to make at 11 of its sites. This Policy will be in force until 2024 at 10 sites and until 2029 at one site. The future cost estimates discussed hereafter are not reduced by projected insurance recoveries from the Cleanup Cost Cap Insurance Policy. The policy is limited to an aggregate payment amount of $50.0 million, of which SJG has recovered $7.5 million as of September 30, 2005.

SJI-27

Since the early 1980s, SJI accrued environmental remediation costs of $162.6 million, of which $102.3 million was spent as of September 30, 2005. With the assistance of a consulting firm, we estimate that undiscounted future costs to clean up SJG's sites will range from $56.3 million to $205.9 million. Four of SJG’s sites comprise a significant portion of these estimates, ranging from $33.1 million at the low end range and $124.7 million at the high end range. SJG recorded the lower end of the range, $56.3 million, as a liability because a single reliable estimation point is not feasible due to the amount of uncertainty involved in the nature of projected remediation efforts and the long period over which remediation efforts will continue. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements. Significant risks surrounding these estimates include unforeseen market price increases for remedial services, property owner acceptance of remedy selection, regulatory approval of selected remedy and remedial investigative findings.

The following table details the amounts expended and accrued for SJG’s environmental remediation:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Beginning Balance	$52,700	$51,046
Accruals	5,160	8,994
Expenditures	(1,570)	(3,750)

Ending Balance	$56,290	$56,290

The balances are segregated between current and non-current on the September 30, 2005 condensed consolidated balance sheets under the captions Current Liabilities and Deferred Credits and Other Non-Current Liabilities.

The remediation efforts at SJG’s four most significant sites include the following:

Site 1 - The remedial selection process is underway for this site. Once complete, a remedial action work plan will be submitted to the New Jersey Department of Environmental Protection (NJDEP) for approval. Remaining steps to remediate include remedy selection, regulatory approval and remedy implementation for impacted soil, groundwater, and river sediments as well as acceptance of the selected remedy by affected property owners.

Site 2 - Various remedial investigation and action activities, such as completed and approved interim remedial measures and conceptual remedy selection, are ongoing at this site. Remaining steps to remediate include remedy selection, regulatory approval, and implementation for the remaining impacted soil, groundwater, and stream sediments.

SJI-28

Site 3 - Remedial investigative activities are ongoing at this site. Remaining steps to remediate include completing the remedial investigation of impacted soil and groundwater in preparation for selecting the appropriate action and implementation gaining regulatory and property owner approval of the selected remedy.

Site 4 - The NJDEP has approved the selected remedy to address impacted soil and groundwater at this site. Remaining steps to remediate include bidding, implementation, and ongoing operation and maintenance of the selected remedy.

SJG has two regulatory assets associated with environmental costs. The first asset, Environmental Remediation Cost: Expended — Net, represents what was actually spent to clean up former gas manufacturing plant sites. These costs meet the requirements of FASB Statement No. 71. The BPU allows SJG to recover expenditures through the RAC.

The other asset, Environmental Remediation Cost: Liability for Future Expenditures, relates to estimated future expenditures determined under the guidance of FASB Statement No. 5, "Accounting for Contingencies." We recorded this amount, which relates to former manufactured gas plant sites, as a regulatory asset under Statement No. 71 with the corresponding amount reflected on the condensed consolidated balance sheets under Current Liabilities and Deferred Credits and Other Noncurrent Liabilities. The BPU's intent, evidenced by current practice, is to allow SJG to recover the deferred costs after they are spent over 7-year periods.

As of September 30, 2005, we reflected SJG's unamortized remediation costs of $7.4 million on the condensed consolidated balance sheets under the caption Regulatory Assets. Since implementing the RAC in 1992, SJG has recovered $45.2 million through rates.

With Morie’s sale, EMI assumed responsibility for environmental liabilities estimated between $2.8 million and $8.8 million. The information available on these sites is sufficient only to establish a range of probable liability and no point within the range is more likely than any other. Therefore, EMI has accrued the lower end of the range. Changes in the accrual are included in the statements of condensed consolidated income under Loss from Discontinued Operations — Net.

SJI and SJF estimated their potential exposure for the future remediation of four sites where fuel oil operations existed years ago. Estimates for these sites range from $1.2 million to $5.0 million. We recorded the lower ends of these ranges on the 2005 condensed consolidated balance sheet under Current Liabilities and Deferred Credits and Other Noncurrent Liabilities as of September 30, 2005.

SJI-29

Note 12.     Subsequent Events:

    On October 21, 2005, SJG entered into two forward-starting interest rate swaps which effectively fixed the interest rate at 3.43% for 30 years on $25 million of tax-exempt debt which is expected to be issued in early 2006. The debt will be used to provide long-term financing for capital improvements made to SJG’s gas transmission and distribution system serving Atlantic and Cape May Counties in southern, New Jersey.

SJI-30

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations (Unaudited)

Overview

South Jersey Industries, Inc. (SJI) is an energy services holding company that provides a variety of products and services through the following wholly owned subsidiaries:

1) South Jersey Gas Company (SJG) is a regulated natural gas utility. SJG distributed natural gas in the seven southernmost counties of New Jersey to 317,273 customers at September 30, 2005 compared with 308,205customers at September 30, 2004. SJG also:

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

4)  Marina Energy LLC (Marina) develops and operates energy-related projects. Marina's largest project provides cooling, heating and hot water to the Borgata Hotel Casino & Spa in Atlantic City. Marina’s most recent projects include two landfill gas-fired electricity production facilities. Marina owns a 51% equity interest in AC Landfill Energy, LLC (ACLE). ACLE was formed with DCO Energy, LLC (DCO) to develop and install a 1,400 kilowatt methane-to-electric power generation system at a county-owned landfill in Egg Harbor Township, NJ. Commercial operation of the plant began in March 2005. Marina also owns a 51% equity interest in WC Landfill Energy, LLC (WCLE). WCLE was formed with DCO to develop and install a 3,800 kilowatt methane-to-electric power generation system at a county-owned landfill in White Township, NJ. Commercial operation of the plant is targeted to begin in early 2006.

SJI-31

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

Forward-Looking Statement and Risk Factors:

Certain statements contained in this Quarterly Report on Form 10-Q may qualify as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Report should be considered forward-looking statements made in good faith by the Company and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, or any other of the Company’s documents or oral presentations, words such as “anticipate”, “believe”, “expect”, “estimate”, “forecast”, “goal”, “intend”, “objective”, “plan”, “project”, “seek”, “strategy” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements. These risks and uncertainties include, but are not limited to, the following: general economic conditions on an international, national, state and local level; weather conditions in our marketing areas; changes in commodity costs; changes in the availability of natural gas; regulatory, legislative and court decisions; competition; the availability and cost of capital; costs and effects of legal proceedings and environmental liabilities; the failure of customers or suppliers to fulfill their contractual obligations; and changes in business strategies.

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

SJI-32

Critical Accounting Policies

Estimates and Assumptions — As described in the notes to our condensed consolidated financial statements, management must make estimates and assumptions that affect the amounts reported in the financial statements and related disclosures. Actual results could differ from those estimates. SJI’s Form 10-K for the year ended December 31, 2004 describes five critical policies within Management’s Discussion and Analysis that require a significant amount of judgment and estimation. These relate to regulatory accounting, energy derivatives, environmental remediation costs, pension and other postretirement employee benefit costs, and revenue recognition.

New Accounting Pronouncements — See detailed discussions concerning New Accounting Pronouncements and their impact on SJI in Note 1 to the condensed consolidated financial statements.

Temperature Adjustment Clause — A BPU-approved Temperature Adjustment Clause (TAC) decreased SJG’s net income by $(0.2) million for the nine months ended September 30, 2005 and increased SJG’s net income by $0.2 million for the nine months ended September 30, 2004. The clause is designed to mitigate the effect of variations in heating season temperatures from historical norms. While SJG records the revenue and income impacts of TAC adjustments as incurred, cash inflows or outflows directly attributable to TAC adjustments generally do not begin until the next clause year. Each TAC year begins October 1 and ends May 31 of the subsequent year.

Recent Regulatory Actions— See detailed discussions concerning Recent Regulatory Actions in Note 7 to the condensed consolidated financial statements.

Environmental Remediation— SJI incurred and recorded costs for environmental cleanup of 12 sites where SJG or its predecessors operated manufactured gas plants (MGP). SJG stopped manufacturing gas in the 1950s. SJI and some of its nonutility subsidiaries also recorded costs for environmental cleanup of sites where we previously operated a fuel oil business and also where we maintained equipment, fueling stations and storage. We successfully entered into settlements with all of SJG’s historic comprehensive general liability carriers regarding environmental remediation expenditures at former MGP sites. As part of these settlements, SJG purchased an insurance policy that caps its remediation expenditures at 11 of these sites. The insurance policy is in force until 2024 at 10 sites and until 2029 at one site. The policy is limited to an aggregate payment amount of $50 million, of which SJG has recovered $7.5 million as of September 30, 2005.

We believe that all costs incurred net of insurance recoveries relating to SJG’s MGP sites will be recovered through rates under SJG’s Remediation Adjustment Clause (RAC). The RAC currently permits SJG to recover incurred costs in equal installments over 7-year periods with carrying costs. As of September 30, 2005, SJG has $7.4 million of remediation costs not yet recovered through rates.

SJI-33

Other matters are discussed in Note 11 to the condensed consolidated financial statements included as part of this report.

Customer Choice — All residential natural gas customers in New Jersey can choose their gas supplier under the terms of the Electric Discount and Energy Competition Act of 1999. Customers purchasing natural gas from providers other than SJG are charged for gas costs by the marketer, not SJG. While customer choice can affect utility revenues and gas costs, it does not affect SJG’s net income or financial condition. For a period of several years, marketers had successfully attracted gas commodity customers by offering natural gas at prices competitive with those available under regulated utility tariffs. More recently, marketers have found it increasingly difficult to compete with the utility under changing market conditions, see caption Operating Revenues - Utility. As these difficult market conditions continue, SJE responded by returning all of their approximately 69,000 residential gas customers to the utility at the end of the third quarter. SJE expects to market a new residential offer that is more reflective of current market conditions at a later date.

Results of Operations

Operating Revenues — Utility— Revenues, net of intercompany transactions, increased $17.6 million and $45.1 million for the three and nine month periods ended September 30, 2005, respectively, compared with the same periods last year primarily due to four factors. First, SJG added nearly 9,100 customers during the 12-month period ended September 30, 2005, which represents a 2.9% increase in total customers. Second, 88% of the residential customers and 65% of the commercial customers purchasing their gas from a source other than SJG migrated back to utility sales service. The total number of transportation customers decreased from 108,453 at September 30, 2004, to 14,263 at September 30, 2005 as third party marketers are finding it difficult to compete with the utility’s BGSS rates under current market conditions. The majority of this migration occurred during the third quarter of 2005 as the number of transportation customers totaled 84,768 at June 30, 2005. The migration of customers from transportation service back to sales service has a direct impact on utility revenues as charges for gas costs are included in sales revenues and not in transportation revenues. However, since gas costs are passed on directly to customers without any profit margin added by SJG, the change in customer utilization of gas marketers did not impact SJG’s profitability.

Third, SJG experienced an increase in revenues from Off-System Sales (OSS) as a direct result of the higher per unit cost of natural gas. This was coupled with an increase in capacity release activity in 2005. Capacity release allows SJG to sell any unused capacity, but the revenues from such activities are much lower than those from OSS since no commodity is included in the sale.

SJI-34

Finally, sales to an electric generation customer increased substantially as it experienced a high demand for electric during an unusually hot summer season in 2005. Partially offsetting the positive factors noted above, were lower customer utilization rates experienced during 2005 compared with the same periods in 2004, the transfer of the appliance service business from the utility, and the impact of the July 2004 rate case settlement on year-to-date revenues (refer to the table that follows). This settlement increased SJG’s base rates but, at the same time, reduced rates in several clauses that were no longer needed to recover costs. SJG was either no longer incurring or had already recovered the specific costs that these clauses were designed to recover. Since revenues raised under these clauses were for cost recovery only and had no profit margin built in, their elimination has no impact on SJG’s net income.

The base rate increase discussed above and in greater detail in Note 7 to the condensed consolidated financial statements, had the impact of increasing utility margins (revenues less gas costs and associated energy taxes) by approximately $6.3 million during the nine months ended September 30, 2005 compared with the same period last year.

Total gas throughput increased 43.1% to 37.8 billion cubic feet (Bcf) for the three months ended September 30, 2005 compared with the same period in 2004. For the nine months ended, gas throughput increased 23.5% to 119.7 Bcf. The higher throughput was primarily due to a significant increase in capacity release activity during 2005. While revenues from such activities are not as high as when we sell the commodity, contributions to margins are still comparable.

The following is a comparison of utility operating revenue and throughput for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Operating Revenues (thousands):
Firm
Residential	$22,307	$23,052	$148,724	$122,160
Commercial	10,325	7,331	55,440	36,311
Industrial	1,279	787	3,383	3,819
Cogeneration & Electric Generation	10,901	5,503	16,040	7,926
Firm Transportation	8,258	10,921	45,335	57,331

Total Firm Operating Revenues	53,070	47,594	268,922	227,547

Interruptible	340	421	1,179	1,178
Interruptible Transportation	361	369	1,476	933
Off-System	32,909	20,934	108,148	107,310
Capacity Release & Storage	2,608	2,184	9,214	6,848
Appliance Service	-	1,451	-	6,360
Other	414	527	1,383	1,534
Intercompany Sales	(649)	(2,046)	4,342	(10,841)

Total Operating Revenues	$89,053	$71,434	$385,980	$340,869

SJI-35

Throughput (MMcf):
Firm
Residential	1,176	1,051	11,767	10,340
Commercial	699	429	4,959	3,447
Industrial	12	15	138	131
Cogeneration & Electric Generation	1,114	701	1,601	944
Firm Transportation	5,304	5,794	21,457	24,568

Total Firm Throughput	8,305	7,990	39,922	39,430

Interruptible	16	40	95	128
Interruptible Transportation	523	581	2,119	1,746
Off-System	3,463	3,349	13,593	15,971
Capacity Release & Storage	25,512	14,462	64,016	39,657

Total Throughput	37,819	26,422	119,745	96,932

Operating Revenues — Nonutility— Revenues on a combined basis for SJI’s nonutility businesses, net of intercompany transactions, increased by $9.9million and $20.9 million for the third quarter and first nine months of 2005, respectively, compared with the same periods of 2004.

SJESP’s revenues increased $2.0 million and $8.0 million for the quarter and nine months ended September 30, 2005, respectively, compared with the same periods of 2004. Of these increases, $1.2 million and $5.4 million relate to the operations of the appliance service business that was formerly within SJG for the quarter and nine months ended September 30, 2004, respectively. SJESP continues to add service contract and installation customers. As of September 30, 2005, SJESP had 77,291 service customers compared to 75,355 as of September 30, 2004.

SJRG’s revenues increased by $3.6 million and $9.2 million for the quarter and nine months ended September 30, 2005 compared with the same periods of 2004 due mainly to sales volume growth, highlighted by additional storage capacity, and higher gas prices. For the first nine months of 2005, sales volumes grew by 14% to 62.5 million decatherms compared to 54.8 million decatherms for the first nine months of 2004 due primarily to volumes sold pursuant to our contract with a large customer.

SJE’s revenues from retail gas increased by $2.6 million for the quarter ended September 30, 2005 compared with the quarter ended September 30, 2004 due mainly to higher gas commodity prices. Revenues from retail gas decreased by $3.8 million for the nine months ended September 30, 2005 compared with the nine months ended September 30, 2004 due mainly to a decrease in the number of residential and commercial gas customers resulting from unfavorable market conditions experienced over the preceding twelve months. The market price for gas has been above the price charged by SJG to its customers, causing SJE to currently suspend its gas marketing efforts.

SJI-36

SJE’s revenues from retail electricity decreased by $0.3 million for the quarter ended September 30, 2005 compared to 2004 due mainly to the large school board bid not being renewed in May 2005. Revenues increased by $7.1 million for the nine months ended September 30, 2005, respectively, compared with the same period of 2004 due mainly to higher electric commodity prices and the addition of several industrial customers.

Marina’s revenues increased by $3.1 million and $2.5 million for the quarter and nine months ended September 30, 2005, respectively, compared with prior year periods due mainly to increased revenues from the Seneca and ACLE projects which began in 2005. Revenues from the thermal plant increased in the third quarter of 2005 compared to 2004 as sales of chilled water increased due to warmer weather experienced in 2005.

Cost of Sales — Utility— Cost of sales, net of intercompany transactions, increased $18.3 million and $38.7 million for the three and nine month periods ended September 30, 2005 compared with the same periods in 2004 due to the increase in SJG’s total customer base, the impact of the migration of customers from transportation service back to sales service, and increased Off-System Sales volume and Electric Generation Sales volume as discussed in detail under Operating Revenues - Utility. While changes in gas costs associated with OSS directly impact cost of sales, changes in the unit cost of gas sold to utility ratepayers do not always directly affect cost of sales. SJG defers fluctuations in gas costs to ratepayers not reflected in current rates to future periods under a BPU-approved Basic Gas Supply Service (BGSS) price structure. Finally, cost of sales experienced a partially offsetting decrease from the transfer of the appliance service business out of the utility effective September 1, 2004. Cost of sales related to the appliance service business are included in the results of SJG through September 1, 2004. Such costs totaled $0.3 million and $1.8 million for the three and nine months ended September 30, 2004, respectively.

Gas supply sources include contract and open-market purchases. SJG secures and maintains its own gas supplies to serve its sales customers. We do not anticipate any difficulty renewing or replacing expiring contracts under substantially similar terms and conditions.

Cost of Sales — Nonutility— Cost of sales, on a combined basis for SJI’s nonutility businesses net of intercompany transactions, increased $4.7 million and $8.0 million for the quarter and nine months ended September 30, 2005, respectively, compared with the same periods of 2004.

SJESP’s cost of sales increased $0.6 million and $2.3 million for the quarter and nine months ended September 30, 2005 compared to prior year periods due mainly to the operation of the appliance service business that was formerly within SJG for the quarter and nine months ended September 30, 2004, respectively. Of these increases, $0.3 million and $1.8 million relate to operations within SJG, with the balance attributable to customer growth.

SJRG’s cost of sales increased $1.8 million and $3.4 million for the quarter and nine months ended September 30, 2005 compared to prior year periods due mainly to sales volume growth and higher gas prices.

SJI-37

SJE’s cost of retail gas sales increased by $2.7 million for the quarter ended September 30, 2005 compared to 2004 due mainly to higher gas commodity prices. Costs of retail gas decreased by $2.7 million for the nine months ended September 30, 2005 compared to 2004 due mainly to the loss of residential and commercial customers. This decrease was partially offset by higher gas commodity prices.

SJE’s cost of retail electricity sales remained relatively flat for comparative quarters and increased by $6.3 million for the nine months ended September 30, 2005 compared to the same period in 2004 due mainly to higher electric commodity prices.

Marina’s cost of sales increased marginally for the quarter and nine months ended September 30, 2005 compared to the same periods of 2004 due mainly to costs related to the Seneca and ACLE projects which began in 2005 and higher energy costs related to additional sales volumes in the third quarter of 2005.

Operations Expense— A summary of (decreases) increases in operations expense, net of intercompany transactions, for the three and nine months ended September 30, 2005 follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,

	2005 vs. 2004	2005 vs. 2004

Utility	$(1,667)	$(1,307)
Nonutility:
Wholesale Gas	21	37
Retail Gas and Other	264	1,304
On-Site Energy Production	120	280
Appliance Service	622	2,735
Total Nonutility	1,027	4,356
Corporate	242	643
Total Operations	$(398)	$3,692

Utility Operations expense decreased $1.7 million during the third quarter of 2005 compared to the same period in 2004 primarily as a result of the transfer of the appliance service business on September 1, 2004. Operating expenses in the third quarter of 2004 included $0.9 million directly related to the appliance service business. SJG also experienced higher healthcare costs in the third quarter of 2004 resulting in a $0.2 million increase to expense last year. Finally, a cyclical decrease in accrued vacation reduced expenses by an additional $0.4 million during the quarter.

SJI-38

For the nine months ended September 30, 2004, appliance service related operating expenses totaled $3.5 million. A corresponding decrease in operations expense from the absence of such costs in 2005 is not evident in the table above due to several offsetting increases in 2005. This includes a $0.3 million increase in uncollectible expense relating to an increase in the company’s reserve for uncollectibles to address higher balances in accounts receivable. Higher payroll and collection agency costs were also experienced in the customer service function. Expenses related to SJG’s mandatory involvement in the New Jersey Clean Energy Program increased by $0.3 million to comply with the new State spending requirement (See Contractual Obligations table in Note 11). As the BPU allows for full recovery of these costs through the Societal Benefits Clause, the increase in expense is offset by an increase in revenues and has no impact on SJG’s net income. Transmission and distribution expenses also increased approximately $0.4 million as a result of a shift in work from capital-related projects to expense-related projects. Finally, administrative and general expense increased during the nine months ended September 30, 2005 as a result of increased regulatory expenses resulting from amortizations approved in the July 2004 rate case settlement; a $0.7 million increase in accrued compensation tied to corporate performance; and a 2004 reduction of SJG’s reserve for outstanding claims in the amount of $0.4 million following a period of favorable claims settlements. It should be noted that the amortizations of approximately $0.4 million resulting from the rate case settlement were included in rate recovery from its customers and had no impact on net income.

Nonutility Retail Gas and Other Operations expenses increased for the three and nine months ended September 30, 2005 compared with the same periods of 2004 due mainly to a significant uncollectible reserve adjustment following a bankruptcy declaration by one of SJE’s industrial gas customers. Appliance Service Operations expenses increased as the business became fully independent from SJG in September 2004.

Other Operating Expenses— A summary of principal changes in other consolidated operating expenses for the three and nine months ended September 30 follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,

	2005 vs. 2004	2005 vs. 2004

Maintenance	$(9)	$211
Depreciation	299	(1,216)
Energy and Other Taxes	(39)	276

Depreciation increased for the three months ended September 30, 2005 compared with the same period of 2004 due mainly to SJG’s investment in plant. Depreciation decreased for the nine months ended September 30, 2005 compared with the nine months ended September 30, 2004 due mainly to a reduction in SJG’s depreciation expense resulting from lower depreciation rates approved by the BPU as part of its recent rate case settlement. SJG’s composite depreciation rate was reduced from 2.9% to 2.4% effective July 2004.

SJI-39

The increase in Energy and Other Taxes for the nine months ended September 30, 2005 compared with the nine months ended September 30, 2004 relates primarily to increases in taxable volumes of gas sold and transported by SJG and higher revenue-based taxes as reflected under the caption, “Operating Revenues — Utility.”

Other Income and Expense - Other income and expense was higher for the nine months ended September 30, 2004 compared with 2005 due to a pre-tax gain of $686,000 on SJG’s post-retirement healthcare plan trust. The movement of plan assets to a new investment manager triggered the recognition of gains on investments in 2004.

Interest Charges— Interest charges increased for the three and nine months ended September 30, 2005 compared to the same periods of 2004 primarily due to higher average interest rates on short-term bank debt and higher levels of long-term fixed rate debt. The impact of these factors was partially mitigated by lower interest rates on long-term debt and lower levels of short-term bank debt outstanding during the first nine months of 2005.

Debt is incurred primarily to expand and upgrade SJG’s gas transmission and distribution system, to support seasonal working capital needs related to inventories and customer receivables, and to develop energy projects.

Discontinued Operations— The losses are primarily comprised of environmental remediation and product liability litigation associated with previously disposed businesses.

Net Income— Net income increased $2.2 million to $2.5 million for the quarter ended September 30, 2005 as compared with $0.3 million for the quarter ended September 30, 2004. Net income increased $8.3 million, or 29.1%, to $36.9 million for the nine months ended September 30, 2005 as compared with $28.4 million for the nine months ended September 30, 2004. We discuss the reasons for the increases in net income in detail above.

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

SJI-40

In addition to annual fluctuations, SJI’s operations are also subject to seasonal fluctuations. Significant changes in the balances of current assets and current liabilities can occur from the end of one reporting period to another as evidenced by the changes on the condensed consolidated balance sheets. Cash inflows generally increase during the first and second quarters as a result of collections on winter season accounts receivable and the increased use of gas in storage to serve customers. Some of this cash is used to pay down short-term notes payable to banks and cover dividend requirements. During the second and third quarters of 2005, SJG refilled its gas storages. Much of this injection activity was purchased on credit and at significantly higher prices than in the prior year. As a result it appears as a cash inflow on the condensed consolidated statement of cash flows for the nine months ended September 30, 2005. SJI also ends each calendar year in a prepaid tax position due to mandatory prepayment requirements on all state taxes. Such prepayments are credited against amounts otherwise due during the first quarter; thus, further improving first quarter liquidity. During the second quarter SJG is required to make its mandatory tax prepayments; thus resulting in a significant use of capital.

Sales during the first quarter historically exceed any other quarter during the year. As a result, accounts receivable is generally at its highest as of March 31 as compared to any other quarter end. Receivable levels typically are considerably lower at the end of the second and third quarters as warmer weather reduces the heating needs of our customers. Unlike billed sales, customer receivables associated with unbilled revenue will track temperatures during the last month of the reporting period. As such, unbilled revenues will generally be highest at the end of the fourth quarter as weather is colder in the month of December compared with March, June, and September.

We use short-term borrowings under lines of credit from commercial banks to supplement cash from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, we refinance short-term debt incurred to finance capital expenditures with long-term debt. Bank credit lines available to SJI totaled $266.0 million at September 30, 2005, of which $72.7 million, inclusive of $1.2 million of letters of credit, was used. Those bank facilities consist of a $100.0 million revolving credit facility that expires in August 2006, and $76.0 million of uncommitted bank lines available to SJG; a $60.0 million revolving credit facility that expires in August 2007, and $30.0 million of uncommitted bank lines available to SJI. The revolving credit facilities contain certain financial covenants measured on a quarterly basis. SJI and SJG were in compliance with these covenants as of September 30, 2005. Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business’ future liquidity needs.

SJI-41

SJI supplements its operating cash flow and credit lines with both debt and equity capital. Over the years, SJG has used long-term debt, primarily in the form of First Mortgage Bonds and Medium Term Notes (MTN), secured by the same pool of utility assets, to finance its long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment. Under a $150.0 million MTN program established in December 2002, SJG issued $110.0 million of long-term debt in 2003. SJG issued the remaining $40.0 million of notes under the MTN program in August 2004. We used the proceeds of all of the issues to refinance short-term debt outstanding to commercial banks and to redeem certain high interest bearing securities. In July 2005, SJG redeemed $10.0 million of its 7.9% MTN, at par. SJG established a new $150.0 million MTN program that became effective September 8, 2005. On September 13, 2005, SJG issued a $10 million MTN under the new program with a coupon of 5.45% and a maturity of 30 years.

SJI has raised equity capital over the past several years through its Dividend Reinvestment Plan (DRP). Participants in SJI's DRP receive newly issued shares. We offer a 2% discount on DRP investments as it is the most cost-effective way to raise equity capital in the quantities we are seeking. Through the DRP, SJI raised $16.4 million of equity capital by issuing 579,487 shares for the nine months ended September 30, 2005 and $36.2 million of equity capital by issuing 1,232,602 shares for the twelve months ended December 31, 2004. We anticipate raising sufficient equity capital through the DRP in 2005, to maintain an equity to capitalization ratio close to 50%.

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

SJI’s capital structure, excluding an immaterial amount of preferred stock outstanding at the end of 2004, was as follows:

	September 30, 2005	December 31, 2004

Common Equity	48%	45%
Long-Term Debt	42%	42%
Short-Term Debt	10%	13%

Total	100%	100%

SJG’s long-term, senior secured debt is rated “A” and “Baa1” by Standard & Poor’s and Moody’s Investor Services, respectively. These ratings have not changed in the past five years.

SJI-42

SJG is restricted as to the amount of cash dividends or other distributions that may be paid on its common stock by an order issued by the BPU in July 2004 that granted SJG an increase in base rates. Per the order, SJG is required to maintain total common equity of no less than $289.0 million. SJG’s total common equity balance was $314.6million at September 30, 2005.

Capital Expenditures, Commitments and Contingencies

Capital Expenditures— SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental remediation costs. Net cash outflows for construction and remediation projects for the nine months ended September 30, 2005 amounted to $72.9 million and $2.1 million, respectively. We estimate net cash outflows for the remainder of 2005 to be $23.7 million. We estimate the net cash outflows for 2006 and 2007 to be approximately $58.3 million and $49.6 million, respectively. Included in these estimates are two large special projects totaling $12.1 million for SJG pipeline installation, of which $6.3 million and $5.8 million is expected to be paid in 2005 and 2006, respectively.

Commitments and Contingencies— SJI is obligated on the letters of credit supporting the Variable Rate Demand Bonds issued through the New Jersey Economic Development Authority by Marina. A syndicate of four commercial banks has issued $46.0 million of letters of credit to provide credit support for those bonds, the proceeds of which were used for the development of Marina’s thermal plant project. The letter of credit agreement contains certain financial covenants measured on a quarterly basis. SJI was in compliance with these covenants as of September 30, 2005.

SJG has certain commitments for both pipeline capacity and gas supply for which it pays fees regardless of usage. Those commitments as of September 30, 2005 average $47.4 million annually and total $251.6 million over the contracts’ lives. Approximately 53% of the financial commitment under these contracts expires during the next five years. We expect to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the Basic Gas Supply Service clause.

Also, as of September 30, 2005, SJI has issued four letters of credit totaling $1.2 million. Two of these letters were posted to different utilities to enable SJE to market retail electricity within the respective utilities’ service territories. The remaining letters were related to the construction activity of AC Landfill Energy, LLC and WC Landfill Energy, LLC.

Contractual Cash Obligations — The following table summarizes our contractual cash obligations and their applicable payment due dates as of September 30, 2005 (in thousands):

SJI-43

	Total	Up to 1 Year	Years 2 & 3	Years 4 & 5	More than 5 Years
Contractual Obligations

Long-Term Debt	$321,452	$2,348	$2,464	$10,220	$306,420
Interest on Long-Term Debt	280,286	18,191	37,631	37,417	187,047
Operating Leases	901	204	521	160	16
Construction Obligations	23,523	23,461	62	-	-
Commodity Supply Purchase Obligations	398,209	133,379	31,314	114,978	118,538
New Jersey Clean Energy Program (Note 7)	21,394	4,994	14,400	2,000	-
Other Purchase Obligations	4,831	1,779	1,927	1,125	-
Total Contractual Cash Obligations	$1,050,596	$184,356	$88,319	$165,900	$612,021

Expected environmental remediation costs are not included in the table above due to the subjective nature of such costs and the timing of anticipated payments. SJG’s regulatory obligation to contribute $3.6 million annually to its postretirement benefit plans other than pensions, less costs incurred directly by the company, is not included as the duration is indefinite. As a result, the total obligation cannot be calculated. As discussed in Note 8 - Contributions, SJI expects to make a pension contribution ranging from $0.3 to $2.8 million depending on changes in investment performance and the discount rate for the year in 2005. Furthermore, future pension contributions beyond 2005 cannot be determined at this time.

Off-Balance Sheet Arrangements— SJI has no off-balance sheet financing arrangements.

Parental Guarantees— As of September 30, 2005, SJI had issued $233.9 million of parental guarantees on behalf of its subsidiaries. Of this total, $163.0 million expire within one year, $14.0 million expire between one and two years and $56.9 million have no expiration date. The vast majority of these guarantees were issued as guarantees of payment to third parties with whom our subsidiaries have commodity supply contracts. These contracts contain netting provisions which permit us to net the ultimate cash payment for monthly buys and sells from/to counterparties. As of September 30, 2005, these guarantees support future firm commitments and $46.5 million of the Accounts Payable recorded on our condensed consolidated balance sheet. As part of our risk management policy, we also require parental guarantees from trading counterparties as we deem necessary. These arrangements are typical in our industry. Included in the above are five parental guarantees totaling $27.2 million related to Marina’s construction and operating activities.

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

SJI-44

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

SJG and SJE transact commodities on a physical basis and typically do not enter into financial derivative positions directly. SJRG manages risk for these entities as well as for its own portfolio by entering into the types of transactions noted above. As part of its gas purchasing strategy, SJG occasionally uses financial contracts to hedge against forward price risk. These contracts are recoverable through SJG’s BGSS, subject to BPU approval. It is management's policy, to the extent practical, within predetermined risk management policy guidelines, to have limited unmatched positions on a deal or portfolio basis while conducting these activities. As a result of holding open positions to a minimal level, the financial impact to SJRG of changes in value of a particular transaction is substantially offset by an opposite change in the related hedge transaction. As of September 30, 2005, SJRG had $42.9 million of Accounts Receivable under sales contracts. Of that total, 62% were with companies rated investment-grade, were guaranteed by an investment-grade-rated parent or were with companies where we have a collateral arrangement. The remainder of the accounts receivable were within approved credit limits.

SJRG and SJE entered into certain contracts to purchase, sell, and transport natural gas. For those derivatives not designated as hedges, we recorded the net unrealized pre-tax loss of $(3.5) million and $(1.4) million in earnings during the three months ended September 30, 2005 and 2004, respectively, which are included with realized gains and losses in Operating Revenues — Nonutility. For the nine months ended September 30, 2005 and 2004, we recorded the net unrealized pre-tax loss of $(1.4) and $(1.9) million, respectively. SJRG's and SJE's contracts are typically less than 12 months long. SJE entered into two longer-term gas supply contracts with two of its larger customers. These contracts were reviewed and approved by SJI’s Risk Management Committee after being satisfied that our exposure to price and credit risk had been sufficiently mitigated. The fair value and maturity of all these energy trading and hedging contracts determined under the mark-to-market method as of September 30, 2005 is as follows (in thousands):

SJI-45

Assets		Maturity < 1 Year	Maturity 1 - 3 Years	Beyond 3 Years	Total
Source of Fair Value

Prices Actively Quoted	NYMEX:
Trading		$8,773	$3,672	$958	$13,403
Hedging		17,008	287	-	17,295
Subtotal		25,781	3,959	958	30,698
Other External Sources	Basis:
Trading		12,144	563	56	12,763
Hedging		1,442	-	-	1,442
Subtotal		13,586	563	56	14,205

Total		$39,367	$4,522	$1,014	$44,903

Liabilities		Maturity < 1 Year	Maturity 1 - 3 Years	Beyond 3 Years	Total
Source of Fair Value

Prices Actively Quoted	NYMEX:
Trading		$1,761	$2,902	$937	$5,600
Hedging		28,687	142	-	28,829
Subtotal		30,448	3,044	937	34,429
Other External Sources	Basis:
Trading		10,328	1,309	72	11,709
Hedging		244	-	-	244
Subtotal		10,572	1,309	72	11,953

Total		$41,020	$4,353	$1,009	$46,382

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Contracted volumes of our NYMEX and Basis Contracts are 3.9 bcf with a weighted average settlement price of $4.58 per Mmbtu.

A reconciliation of SJI's estimated net fair value of energy-related derivatives, including hedging contracts, follows (in thousands):

Net Derivatives - Energy Related Assets, January 1, 2005	$9,710
Contracts Settled During Nine Months Ended September 30, 2005, Net	(6,535)
Other Changes in Fair Value from Continuing and New Contracts, Net	(4,654)
Net Derivatives — Energy Related Liabilities, September 30, 2005	$(1,479)

SJI-46

Interest Rate Risk— Our exposure to interest-rate risk relates primarily to short-term, variable rate borrowings. Short-term, variable rate debt outstanding at September30, 2005 was $71.5 million and averaged $51.7 million during the first nine months of 2005. A hypothetical 100 basis point (1%) increase in interest rates on our average variable rate debt outstanding would result in a $305,000 increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2004 — 115 b.p. increase; 2003 — 28 b.p. decrease; 2002 — 74 b.p. decrease; 2001 — 383 b.p. decrease; and 2000 — 83 b.p. increase. For September 2005, our average interest rate on variable rate debt was 4.25%

SJG primarily issues long-term debt at fixed rates and, consequently, interest expense on existing debt is not significantly impacted by changes in market interest rates. In November 2004, SJG entered into a derivative transaction known as a “Treasury Lock” to hedge against the impact of possible interest rate increases on a $10.0 million, 30-year debt issuance by SJG planned for July 2005. SJG terminated that Treasury Lock on its July 15, 2005 expiration date at a cost of $1.2 million. In August, 2005 SJG entered into a new Treasury Lock in anticipation of the debt issuance and terminated it on September 13, 2005 at a cost of $0.2 million. SJG issued a $10.0 million MTN with a thirty-year maturity on that same day. Because SJG issued the debt within two months of the termination of both Treasury Locks, SJG deferred the costs of the Treasury Locks and will amortize them over the life of that debt.

On October 21, 2005, SJG entered into two forward-starting interest rate swaps which effectively fixed the interest rate at 3.43% for 30 years on $25 million of tax-exempt debt which is expected to be issued in early 2006. The debt will be used to provide long-term financing for capital improvements made to SJG’s gas transmission and distribution system serving Atlantic and Cape May Counties in southern New Jersey.

The only other long-term debt outstanding, exclusive of that issued by the utility, consists of long-term bank loans used to finance the construction of a landfill gas cogeneration project and the New Jersey Economic Development Authority bonds used to finance the construction of Marina’s thermal energy plant. The long-term debt for the landfill gas cogeneration project totaled $2.0 million and amortizes over 15 years at fixed rates. The bonds for the thermal plant were issued at floating rates that reset weekly. Subsequent to issuance, we entered into interest rate swap contracts that, as of September 30, 2005, effectively fixed the rate on $20.0 million of tax-exempt debt and $24.8 million of taxable rate debt. In June 2005, we entered into three forward starting swaps which effectively fixed the interest rate at 3.895% on $15.3 million of tax-exempt debt which is expected to be issued in early 2006. These swaps were entered into in anticipation of Marina’s financing needs related to an expansion of the thermal plant to serve the Borgota Casino Hotel & Spa’s expansion. Details on SJI’s active interest rate swaps are as follows:

SJI-47

Amount	Interest Rate	Start Date	Maturity	Type	Amortization

$ 3,900,000	4.615%	4/1/2002	12/1/2005	Taxable	Non
9,000,000	4.550%	11/19/2001	12/1/2007	Taxable	Yes *
3,900,000	4.795%	12/1/2004	12/1/2014	Taxable	No
8,000,000	4.775%	11/12/2004	11/12/2014	Taxable	No
20,000,000	4.080%	11/19/2001	12/1/2011	Tax-exempt	No
14,500,000	3.895%	1/17/2006	1/15/2026	Tax-exempt	No
500,000	3.895%	1/17/2006	1/15/2026	Tax-exempt	No
330,000	3.895%	1/17/2006	1/15/2026	Tax-exempt	No
12,500,000	3.430%	12/1/2006	2/1/2036	Tax-exempt	No **
12,500,000	3.430%	12/1/2006	2/1/2036	Tax-exempt	No **

* Amount reduces to $6mm on 12/1/05, and further reduces to $3mm on 12/1/06.
** Entered into during October 2005.

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

No change in SJI’s internal control over financial reporting occurred during SJI’s third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SJI-48

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item is incorporated by reference to Part I, Item 1, Note 11, beginning on page 26.

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

SJI-49

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY INDUSTRIES, INC.
(Registrant)

Dated: November 9, 2005	By: /s/ Edward J. Graham
Edward J. Graham
Chairman, President & Chief Executive Officer

Dated: November 9, 2005	By: /s/ David A. Kindlick
David A. Kindlick
Vice President & Chief Financial Officer

SJI-50