Form 10-K
period 2005-12-31
SOUTH JERSEY INDUSTRIES INC
filed 2006-03-03
CIK 91928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes [X] No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act: Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [X]   Accelerated filer [ ]   Non-accelerated filer [ ]

SJI -1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of approximately 24,911,150 shares of voting stock held by non-affiliates of the registrant as of June 30, 2005 was $750,074,727. As of March 1, 2006, there were 29,015,539 shares of the registrant’s common stock outstanding. Documents Incorporated by Reference:

In Part I of Form 10-K: Pages 18, 19 and 28 through 39 of 2005 Annual Report to Shareholders
In Part II of Form 10-K: Pages 1 and 12 through 40 of 2005 Annual Report to Shareholders
In Part III of Form 10-K:  Portions of the registrant’s proxy statement filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s 2006 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

SJI -2

PART I

Item 1. Business

General

The registrant, South Jersey Industries, Inc. (SJI), a New Jersey corporation, was formed in 1969 for the purpose of owning and holding all of the outstanding common stock of South Jersey Gas Company (SJG), a public utility, and acquiring and developing non-utility lines of business. The company’s Internet address is www.sjindustries.com. We make available free of charge on or through our website SJI’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). The SEC maintains an Internet site that contains these reports at http://www.sec.gov. The content on any web site referred to in this filing is not incorporated by reference into this filing unless expressly noted otherwise.

SJI currently provides a variety of energy related products and services through the following wholly owned subsidiaries:

South Jersey Gas Company (SJG) is a regulated natural gas utility. SJG distributes natural gas in the seven southernmost counties of New Jersey. SJG also:

• sells natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system;
• transports natural gas purchased directly from producers or suppliers for its own sales and for some of its customers; and
• serviced appliances via the sale of appliance service programs as well as on a time and materials basis through September 1, 2004, at which time the business line was transferred out of SJG and into South Jersey Energy Service Plus, LLC.

Effective January 1, 2006, SJI established South Jersey Energy Solutions, LLC, (SJES) as a direct subsidiary for the purpose of serving as a holding company for all of SJI’s non-utility businesses. The following businesses are wholly owned subsidiaries of SJES:

South Jersey Energy Company (SJE) acquires and markets natural gas and electricity to retail end users and provides total energy management services to commercial and industrial customers. SJE also markets an air quality monitoring system through AirLogics, LLC. SJE and GZA GeoEnvironmental, Inc., an environmental consulting firm, each have a 50% equity interest in AirLogics.

South Jersey Resources Group, LLC (SJRG) markets wholesale natural gas storage, commodity and transportation in the mid-Atlantic and southern states. SJRG also conducts price-risk management activities by entering into a variety of physical and financial transactions including forward contracts, swap agreements, option contracts and futures contracts. SJRG performs this risk management function for SJG and SJE.

Marina Energy LLC (Marina) develops and operates energy-related projects. Marina’s largest project, provides cooling, heating and hot water to the Borgata Hotel Casino and Spa in Atlantic City. Marina also owns 51% equity interests in each of: AC Landfill Energy, LLC (ACLE) and WC Landfill Energy, LLC (WCLE). Both were formed with DCO Energy, LLC to develop and install methane-to-electric power generation systems at county-owned landfills. The ACLE facility began commercial operation in March 2005, and the WCLE facility is expected to become fully operational during the summer of 2006.

South Jersey Energy Service Plus, LLC (SJESP) installs residential and small commercial HVAC systems, provides plumbing services and services appliances via the sale of appliance service programs, as well as on a time and materials basis in southern New Jersey.

SJI -3

SJES also has a joint venture investment with Conectiv Solutions, LLC in Millennium Account Services, LLC (Millennium). Millennium provides meter reading services to SJG and Atlantic City Electric Company in southern New Jersey.

SJI Services, LLC was established January 1, 2006, for the purpose of performing services to SJI and its other subsidiaries such as information technology, human resources, government relations, corporate communications, materials purchasing, fleet management and insurance.

Energy & Minerals, Inc. (EMI) principally manages liabilities associated with discontinued operations of non-utility subsidiaries.

Forward Looking Statements

Certain statements contained in this Annual Report on form 10-K may qualify as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Report should be considered forward-looking statements made in good faith by the Company and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, or any other of the Company’s documents or oral presentations, words such as “anticipate”, “believe”, “expect”, “estimate”, “forecast”, “goal”, “intend”, “objective”, “plan”, “project”, “seek”, “strategy” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements. These risks and uncertainties include, but are not limited to the risks set forth under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and elsewhere throughout this Report. These cautionary statements should not be construed by you to be exhaustive and they are made only as of the date of this Report. While SJI believes these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, SJI undertakes no obligation to update or revise any of its forward-looking statements whether as a result of new information, future events or otherwise.

Financial Information About Industry Segments

Information regarding Industry Segments is incorporated by reference to Note 8 on page 34 of SJI’s Annual Report to Shareholders for the year ended December 31, 2005 which is attached to this report. See Item 15(b)(13).

Units of Measurement

For Natural Gas:
1 Mcf	= One thousand cubic feet
1 MMcf	= One million cubic feet
1 Bcf	= One billion cubic feet

Description of Business

SJI is engaged in the business of operating, through subsidiaries, various business enterprises. SJI’s most significant subsidiary is SJG.

SJI -4

South Jersey Gas Company

Background

SJG, a New Jersey corporation, is an operating public utility company engaged in the purchase, transmission and sale of natural gas for residential, commercial and industrial use. SJG also sells natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system and transports natural gas purchased directly from producers or suppliers by some of its customers. SJG contributed approximately 71.1% of SJI’s net income on a consolidated basis.

SJG’s service territory covers approximately 2,500 square miles in the southern part of New Jersey. It includes 112 municipalities throughout Atlantic, Cape May, Cumberland and Salem Counties and portions of Burlington, Camden and Gloucester Counties, with an estimated permanent population of 1.2 million. SJG benefits from its proximity to Philadelphia and Wilmington on the western side of its service territory and Atlantic City and the burgeoning shore communities on the eastern side. Economic development and housing growth had long been driven by the development of the Philadelphia metropolitan area. In recent years, however, housing growth in the eastern portion of the service territory has increased substantially and now accounts for approximately half of SJG’s annual customer growth. The foundation for growth in Atlantic City and the surrounding region rests primarily with new gaming and non-gaming investments that emphasize destination style attractions. The casino industry is expected to remain a significant source of regional economic development going forward. The ripple effect from Atlantic City continues to produce new housing, commercial and industrial construction. Combining with the gaming industry catalyst is the ongoing conversion of southern New Jersey’s oceanfront communities from seasonal resorts to year round economies. New and expanded hospitals, schools, and large scale retail developments throughout the service territory have contributed to SJG’s growth. Presently, SJG serves approximately 58% of households within its territory with natural gas. SJG also serves southern New Jersey’s diversified industrial base that includes processors of petroleum and agricultural products; chemical, glass and consumer goods manufacturers; and high technology industrial parks.

SJG serves 322,424 residential, commercial and industrial customers (at December 31, 2005) in southern New Jersey. Gas sales, transportation and capacity release for 2005 amounted to 153,911 MMcf (million cubic feet), of which 54,180 MMcf was firm sales and transportation, 2,830 MMcf was interruptible sales and transportation and 96,901 MMcf was off-system sales and capacity release. The breakdown of firm sales and transportation includes 44.6% residential, 22.8% commercial, 3.7% cogeneration and electric generation, and 28.9% industrial. At year-end 2005, SJG served 300,652 residential customers, 21,322 commercial customers and 450 industrial customers. This includes 2005 net additions (losses) of 8,467 residential customers, 383 commercial customers and (5) industrial customers.

Under an agreement with Atlantic City Electric Company, an electric utility serving southern New Jersey, SJG supplies natural gas to several electric generation facilities. This gas service is provided under the terms of a firm electric service tariff approved by the New Jersey Board of Public Utilities (BPU) on a demand/commodity basis. In 2005, 1.96 Bcf (billion cubic feet) was delivered under this agreement.

SJG serviced 9 cogeneration facilities in 2005. Combined sales and transportation of natural gas to such customers amounted to approximately 3.15 Bcf in 2005, 0.45 Bcf less than 2004. The decrease in sales and transportation volumes to these cogeneration customers was due to the cessation of operations at a large cogeneration facility during 2005. However, SJG started serving 4 additional, smaller facilities during the year.

SJG makes wholesale gas sales for resale to gas marketers for ultimate delivery to end users. These “off-system” sales are made possible through the issuance of the Federal Energy Regulatory Commission (FERC) Orders No. 547 and 636. Order No. 547 issued a blanket certificate of public convenience and necessity authorizing all parties, which are not interstate pipelines, to make FERC jurisdictional gas sales for resale at negotiated rates, while Order No. 636 allowed SJG to deliver gas at delivery points on the interstate pipeline system other than its own city gate stations and release excess pipeline capacity to third parties. During 2005, off-system sales amounted to 14.4 Bcf. Also in 2005, capacity release and storage throughput amounted to 82.5 Bcf.

SJI -5

Supplies of natural gas available to SJG that are in excess of the quantity required by those customers who use gas as their sole source of fuel (firm customers) make possible the sale and transportation of gas on an interruptible basis to commercial and industrial customers whose equipment is capable of using natural gas or other fuels, such as fuel oil and propane. The term “interruptible” is used in the sense that deliveries of natural gas may be terminated by SJG at any time if this action is necessary to meet the needs of higher priority customers as described in SJG’s tariffs. Usage by interruptible customers, excluding off-system customers, in 2005 amounted to approximately 2.8 Bcf, approximately 1.8% of the total throughput.

No material part of SJG’s business is dependent upon a single customer or a few customers.

Rates and Regulation

As a public utility, SJG is subject to regulation by the New Jersey Board of Public Utilities (BPU). Additionally, the Natural Gas Policy Act, which was enacted in November 1978, contains provisions for Federal regulation of certain aspects of SJG’s business. SJG is affected by Federal regulation with respect to transportation and pricing policies applicable to its pipeline capacity from Transcontinental Gas Pipeline Corporation, SJG’s major supplier, Columbia Gas Transmission Corporation, Columbia Gulf Transmission Company, Dominion Transmission, Inc., and Texas Gas Transmission Corporation, since such services are provided under rates and terms established under the jurisdiction of the FERC.

Retail sales by SJG are made under rate schedules within a tariff filed with and subject to the jurisdiction of the BPU. These rate schedules provide primarily for either block rates or demand/commodity rate structures. The tariff allows for the adjustment of revenues when temperatures are higher or lower than normal, thereby stabilizing SJG’s income. In years which are warmer or colder than normal, SJG increases or decreases its revenue, respectively, to a level equivalent with that of normal temperatures. The tariff also contains provisions permitting the recovery of environmental remediation costs associated with former manufactured gas plant sites, energy efficiency and renewable energy program costs, consumer education program costs and low income program costs. These costs are recovered through SJG’s Societal Benefits Clause. In addition, the tariff contains provisions permitting SJG to pass on to customers increases and decreases in the cost of purchased gas supplies. The cost of gas purchased from the utility by consumers is set annually by the BPU through a Basic Gas Supply Service (BGSS) within SJG’s tariff. When actual gas costs experienced by SJG are less than those charged to customers under BGSS, customer bills in the subsequent BGSS period(s) are reduced by returning the overrecovery with interest. When actual gas costs are more than is recovered through rates, SJG is permitted to charge customers more for gas in future periods for the underrecovery.

In February 1999, the Electric Discount and Energy Competition Act (the Act) was signed into law in New Jersey. This bill created the framework and necessary time schedules for the restructuring of the state’s electric and natural gas utilities. The Act established unbundling, where redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. It also established time frames for instituting competitive services for customer account functions and for determining whether basic gas supply services should become competitive.

In January 2000, the BPU approved full unbundling of SJG’s system. This allows all natural gas consumers to select their natural gas supplier. Customers choosing to purchase natural gas from providers other than the utility are charged for the cost of gas by the marketer, not the utility. The resulting decrease in SJG’s revenues is offset by a corresponding decrease in gas costs. While customer choice can reduce utility revenues, it does not negatively affect SJG’s net income or financial condition. The BPU continues to allow for full recovery of natural gas costs.

SJI -6

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

In July 2004, the BPU approved SJG’s August 2002 petition and related agreements to transfer its appliance service business from the regulated utility. SJI had previously formed South Jersey Energy Service Plus (SJESP) to accommodate the transfer. SJESP purchased certain assets and assumed certain liabilities of the appliance service business for the net book value of $1.2 million. SJESP paid an additional $1.5 million for certain intangible assets and that amount was credited by SJG to its customers through the Remediation Adjustment Clause.

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

Additional information on regulatory affairs is incorporated by reference to Notes 1, 4, 9, 10, 11 and 13 of SJI’s Annual Report to Shareholders for the year ended December 31, 2005 which is attached to this report. See Item 15(b)(13).

South Jersey Energy Company

SJE, a New Jersey corporation established by SJI in 1973, is a wholly owned non-utility subsidiary of SJI and provides services for the acquisition and transportation of natural gas and electricity for retail end users, markets total energy management services, and markets an air quality monitoring system. As of December 31, 2005, SJE marketed natural gas to 2,337 customers, which consist mostly of commercial and industrial customers that are located within southern New Jersey. In 2005, SJE contributed approximately 2.6% of SJI’s net income on a consolidated basis. The majority of this contribution was derived from retail gas marketing.

SJI -7

South Jersey Resources Group

SJRG is a wholly owned non-utility subsidiary of SJI, formed in 1996. SJRG markets natural gas storage, commodity and transportation assets on a wholesale basis. Customers include energy marketers, electric and gas utilities and natural gas producers. SJRG’s marketing activities occur mainly in the mid-Atlantic and southern regions of the country. SJRG also provides natural gas commodity risk management services to other SJI subsidiaries. In 2005, SJRG transacted 81.5 Bcf of natural gas. SJRG contributed approximately 14.2% of SJI’s net income on a consolidated basis.

Marina Energy

Marina Energy LLC is a limited liability company formed in New Jersey in 2000 and is wholly owned by SJI. Marina develops and operates energy-related projects. Marina’s largest project is an energy plant that provides for the thermal needs of the Borgata Hotel Casino and Spa in Atlantic City. That project consists of a production facility and a distribution and interconnection system located in the area of Atlantic City referred to as Renaissance Point. The production facility consists of hot and chilled water production equipment, emergency electric generating equipment and related equipment. The facility is located adjacent to the Borgata and in close proximity to other potential customer sites. The distribution system consists of both hot and chilled water piping, manholes, valves, heat exchangers, controls and electrical devices. The system commences within the thermal plant and connects to the Borgata via underground pipes and electric distribution lines.

The Marina Thermal Facility, which became fully operational in July 2003, has the capacity to produce and distribute 20,000 tons of chilled water and 300 million British Thermal Units per hour of hot water to customers in the Renaissance Point area of the City. The Marina Thermal Facility is capable of serving multiple customers within the Renaissance Point area.

In March 2005, the Borgata amended the agreement with Marina Energy to provide service for its planned facilities expansion and new hotel tower. The anticipated commercial operation of the facilities expansion is June 2006, with the tower expected in mid-2007.

Marina Energy has partnered with DCO Energy to develop, own, and operate two landfill gas-to-energy projects. The Atlantic County landfill project went on-line in 2005 and has planned expansions in 2006 and 2007. The Warren County landfill project is expected to be on-line in 2006.

The above projects, along with three smaller energy projects, brought Marina’s contribution to approximately 7.9% of SJI’s net income on a consolidated basis.

South Jersey Energy Service Plus

South Jersey Energy Service Plus, LLC (SJESP) is a limited liability company formed in New Jersey in 2003 and is wholly owned by SJI. SJESP installs residential and small commercial HVAC systems and services appliances via the sale of appliance service programs as well as on a time and materials basis. In September 2005, SJESP also began offering plumbing services to its customers. SJESP serves southern New Jersey where it is the largest local appliance service company with almost 50 experienced technicians and installers. As of December 31, 2005, SJESP had 76,089 appliance service contracts for the repair and maintenance of major appliances, such as house heaters, gas ranges, and electric central air conditioning units. Also, SJESP saw a significant growth in preventive maintenance contracts which grew by 8.8% for the year. SJESP contributed approximately 3.6% of SJI’s net income on a consolidated basis.

SJI -8

Raw Materials

South Jersey Gas Company

Transportation and Storage Agreements

SJG has direct connections to two interstate pipeline companies, Transcontinental Gas Pipeline Corporation (Transco) and Columbia Gas Transmission Corporation (Columbia). During 2005, SJG purchased and had delivered approximately 42.9 Bcf of natural gas for distribution to both on-system and off-system customers. Of this total, 25.8 Bcf was transported on the Transco pipeline system and 17.1 Bcf was transported on the Columbia pipeline system. SJG also secures firm transportation and other long term services from three additional pipelines upstream of the Transco and Columbia systems. They include: Columbia Gulf Transmission Company (Columbia Gulf), Texas Gas Transmission Corporation (Texas Gas) and Dominion Transmission Inc. (Dominion). Services provided by these upstream pipelines are utilized to deliver gas into either the Transco or Columbia systems for ultimate delivery to SJG. Services provided by all of the above mentioned pipelines are subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC).

Transco:

Transco is SJG’s largest supplier of long-term gas transmission services. These services include six year-round and one seasonal firm transportation (FT) service arrangements. When combined, these services enable SJG to purchase from third parties and have delivered to its city gate stations by Transco a total of 271,038 Thousand Cubic Feet of gas per day (Mcf/d). The terms of the year-round agreements extend for various periods from 2007 to 2025 while the term of the seasonal agreement extends to 2011.

SJG also has seven long-term gas storage service agreements with Transco that, when combined, are capable of storing approximately 10.1 Bcf. Through these services, SJG can inject gas into market area storage during periods of low demand and withdraw gas at a rate of up to 86,972 Mcf/d day during periods of high demand. The terms of the storage service agreements extend for various periods from 2005 to 2017.

Dominion:

SJG has a storage service with Dominion which provides a maximum withdrawal capacity of 9,662 Mcf/d during the period between November 16 and March 31 of winter season with 408,696 Mcf of storage capacity. Gas is delivered through both the Dominion and Transco pipeline systems.

Columbia:

SJG has two firm transportation agreements with Columbia which, when combined, provide for 43,500 Mcf/d of firm deliverability.

SJG also subscribes to a firm storage service from Columbia, to March 31, 2009, which provides a maximum withdrawal quantity of 51,102 Mcf/d during the winter season with an associated 3,355,557 Mcf of storage capacity.

Gas Supplies

SJG has two long-term gas supply agreements with a single producer and marketer that will expire on October 31, 2006. Under these agreements, SJG can purchase up to 6,798,628 Mcf of natural gas per year. When advantageous, SJG can purchase spot supplies of natural gas in place of or in addition to those volumes reserved under long-term agreements. In recent years, SJG has replaced long-term gas supply contracts with short-term agreements. The short-term agreements are typically for several months in duration. The above contract will not be renewed.

SJI -9

Supplemental Gas Supplies

During 2005 SJG entered into two separate Liquefied Natural Gas (LNG) sales agreements with third party suppliers. The term of one agreement extended through November 23, 2005, and had an associated contract quantity of 116,279 Mcf. The second agreement, which extends through October 31, 2006, replaced the first agreement and provides SJG with up to 186,047 Mcf of LNG.

SJG operates peaking facilities which can store and vaporize LNG for injection into its distribution system. SJG’s LNG facility has a storage capacity equivalent to 404,000 Mcf of natural gas and has an installed capacity to vaporize up to 90,000 Mcf of LNG per day for injection into its distribution system.

SJG also operates a high-pressure pipe storage field at its New Jersey LNG facility which is capable of storing 12,000 Mcf of gas and injecting up to 10,000 Mcf/d of gas per day into SJG’s distribution system.

Peak-Day Supply

SJG plans for a winter season peak-day demand on the basis of an average daily temperature of
2 degrees F. Gas demand on such a design day was estimated for the 2005-2006 winter season to be 519,892 Mcf. SJG projects that it has adequate supplies and interstate pipeline entitlements to meet its design requirements. On January 23, 2005, SJG experienced its highest peak-day demand for the year of 405,994 Mcf with an average temperature of 14.25 degrees F.

Natural Gas Prices

SJG’s average cost of natural gas purchased and delivered in 2005, 2004 and 2003, including demand charges, was $9.74 per Mcf, $7.39 per Mcf and $6.74 per Mcf, respectively.

South Jersey Energy Company

Transportation and Storage Agreements

Access to gas suppliers and cost of gas are significant to the operations of SJE. No material part of the business of SJE is dependent upon a single customer or a few customers. SJE purchases delivered gas only, primarily from SJRG. Consequently, SJE maintains no transportation or storage agreements.

South Jersey Resources Group

Transportation and Storage Agreements

National Fuel Gas Supply Corporation:

SJRG has a long-term storage service agreement with National Fuel Gas Supply Corporation (National Fuel) with a primary term which extends through March 31, 2007, under which up to 2,716,000 Mcf of gas may be stored during the summer season and up to 23,200 Mcf/d may be withdrawn during the winter season. SJRG entered into a new 3-year contract with National Fuel for an additional 2,030,000 Mcf of similar storage capacity as of March 31, 2008.

SJI -10

SJRG also has a long-term firm transportation agreement with National Fuel associated with the above mentioned storage service, with a primary term which extends through March 31, 2007. Under this agreement, National Fuel will provide SJRG with a maximum daily injection transportation quantity of 18,500 Mcf with primary receipt points on Tennessee Gas Pipeline and National Fuel’s system storage. The agreement also provides for a maximum daily withdrawal transportation quantity of 23,200 Mcf with primary delivery points on Transcontinental Gas Pipe Line and National Fuel’s system storage. Firm transportation rights associated with the new agreement consist of an additional 12,600 Mcf of injection capacity and 18,900 Mcf of withdrawal capacity with primary receipt points on Tennessee Gas pipeline and firm withdrawal rights on Transcontinental pipeline.

Patents and Franchises

South Jersey Gas Company

SJG holds nonexclusive franchises granted by municipalities in the seven-county area of southern New Jersey that it serves. No other natural gas public utility presently serves the territory covered by SJG’s franchises. Otherwise, patents, trademarks, licenses, franchises and concessions are not material to the business of SJG.

South Jersey Energy Company

AirLogics, LLC received a patent from the United States Patent Office on its perimeter air monitoring system in September of 2000.

Seasonal Aspects

South Jersey Gas Company

SJG experiences seasonal fluctuations in sales when selling natural gas for heating purposes. SJG meets this seasonal fluctuation in demand from its firm customers by buying and storing gas during the summer months, and by drawing from storage and purchasing supplemental supplies during the heating season. As a result of this seasonality, SJG’s revenues and net income are significantly higher during the first and fourth quarters than during the second and third quarters of the year.

Non-Utility Companies

Among SJI’s non-utility activities, retail gas marketing has a seasonal pattern similar to SJG’s. Activities such as wholesale gas marketing, air monitoring, energy services, and energy project development do not follow seasonal patterns. Other activities such as retail electric marketing and appliance service can have seasonal earnings patterns that are different from the utility. While growth in the earnings contributions from non-utility operations has improved SJI’s second and third quarter net income levels, the first and fourth quarters remain the periods where most of SJI’s revenue and net income is produced.

Working Capital Practices

Reference is made to “Liquidity and Capital Resources” on pages 18 and 19 of the SJI’s Annual Report to Shareholders for the year ended December 31, 2005 which is attached to this report.

Customers

No material part of the Company’s business is dependent upon a single customer or a few customers, the loss of which would have a material adverse effect on SJI performance on a consolidated basis. One of SJI’s subsidiaries, Marina Energy, does currently receive the majority of its revenues and income from one customer. However, that customer is under long-term contract through 2026.

SJI -11

Backlog

Backlog is not material to an understanding of SJI’s business or that of any of its subsidiaries.

Government Contracts

No material portion of the business of SJI or any of its subsidiaries is subject to renegotiation of profits or termination of contracts or subcontracts at the election of any government.

Competition

South Jersey Gas Company

SJG’s franchises are non-exclusive, however, no other utility provides natural gas service within its territory. SJG does not expect any other utilities to do so in the foreseeable future because of the extensive investment required for utility plant and related costs. SJG competes with oil, propane and electricity suppliers for residential, commercial and industrial users. SJG competes with alternative fuel source providers based upon price, convenience and environmental factors. The market for natural gas commodity sales is subject to competition as a result of deregulation. Through its tariff, SJG has promoted competition while maintaining its margins. Substantially all of SJG’s profits are from the transportation, rather than the sale, of the commodity. SJG has maintained its focus on being a low-cost provider of natural gas. SJG also competes with other marketers/brokers in the selling of wholesale natural gas services.

Non-Utility Companies

SJE competes with a number of other marketers/brokers in selling retail natural gas and electricity. SJE competes based upon a combination of effective customer acquisition efforts and pricing. Retail natural gas competition includes SJG, other utilities, and alliances which include other utility companies and independent marketers. Retail electric competition is similar to that of retail natural gas, excluding SJG. SJRG competes with other wholesale gas marketers based upon a combination of familiarity with the markets we serve and price. Marina competes with other energy project development companies on specific projects. SJESP competes with numerous other companies, both large and small, that service appliances, provide plumbing services and install HVAC systems based upon reputation, service, and price.

Research

During the last three fiscal years, neither SJI nor any of its subsidiaries engaged in research activities to any material extent.

Environmental Matters

Information on environmental matters for SJI and its subsidiaries is incorporated by reference to Note 13 on pages 38 and 39 of the SJI Annual Report to Shareholders for the year ended December 31, 2005 which is attached to this report.

Employees

SJI and its subsidiaries had a total of 636 employees as of December 31, 2005. Of that total, 387 employees are unionized. Employees totaling 336 and 51 unionized employees are covered under collective bargaining agreements that expire in January 2009 and January 2008, respectively. We consider relations with employees to be good.

Financial Information About Foreign and Domestic Operations and Export Sales

SJI has no foreign operations and export sales have not been a significant part of SJI’s business.

SJI -12

Item 1A. Risk Factors

SJI and its subsidiaries operate in an environment that involves risks, many of which are beyond our control. SJI has identified the following risk factors that could cause SJI’s operating results and financial condition to be materially adversely affected. Investors should carefully consider these risk factors and should also be aware that this list is not all inclusive of existing risks. In addition, new risks may emerge at any time, and SJI cannot predict those risks or the extent to which they may affect SJI’s businesses or financial performance.

•
SJI is a holding company and its assets consist primarily of investments in subsidiaries. Should SJI’s subsidiaries be unable to pay dividends or make other payments to SJI for financial, regulatory, legal or other reasons, SJI’s ability to pay dividends on its common stock could be limited. SJI’s stock price could be adversely affected as a result.

•
SJI’s business activities are concentrated in southern New Jersey. Changes in the economies of southern New Jersey and surrounding regions could negatively impact the growth opportunities available to SJI and the financial condition of customers and prospects of SJI.

•
SJI may not be able to respond effectively to competition, which may negatively impact SJI’s financial performance or condition. Regulatory initiatives may provide or enhance opportunities for competitors that could reduce utility income obtained from existing or prospective customers. Also, competitors in all of SJI’s business lines may be able to provide superior or less costly products or services based upon currently available or newly developed technologies.

•
Warm weather or high commodity costs could result in reduced demand for some of SJI’s energy products and services. While SJI’s utility has a temperature adjustment clause that protects its revenues and gross margin against temperatures that are higher than normal, the clause does not protect against changes in the amount of gas that customers use at specific temperature levels. Also, customers could reduce gas consumption in response to high gas costs. Lower customer energy utilization levels will reduce SJI’s net income.

•
High natural gas prices could cause more of SJI’s receivables to be uncollectible. Higher levels of uncollectibles from either residential or commercial customers would negatively impact SJI’s income and could result in higher working capital requirements.

•
SJI’s net income could decrease if it is required to incur additional costs to comply with new governmental safety, health or environmental legislation. SJI is subject to extensive and changing federal and state laws and regulations that impact many aspects of its business; including the storage, transportation and distribution of natural gas, as well as the remediation of environmental contamination at former manufactured gas plant facilities.

•
SJI’s wholesale commodity marketing business is exposed to the risk that counterparties that owe money or energy to SJI will not be able to meet their obligations for operational or financial reasons. SJI could be forced to buy or sell commodity at a loss as a result of such failure. Such a failure, if large enough, could also impact SJI’s liquidity.

•
Increasing interest rates will negatively impact the net income of SJI. Several of SJI’s subsidiaries are capital intensive, resulting in the incurrence of significant amounts of debt financing. While almost all of SJI’s existing long-term debt has been issued at fixed rates, new issues of long-term debt and all variable rate short-term debt is exposed to the impact of rising interest rates.

•
Hedging activities of the company designed to protect against commodity price or interest rate risk may cause fluctuations in reported financial results and SJI’s stock price could be adversely affected as a result. These fluctuations may result in changes in SJI’s forecasted transactions.

•
The inability to obtain natural gas would negatively impact the financial performance of SJI. Several of SJI’s subsidiaries have businesses based upon the ability to deliver natural gas to customers. Disruption in the production of natural gas or transportation of that gas to SJI from its suppliers, could prevent SJI from completing sales to its customers.

•
Adverse results in legal proceedings could be detrimental to the financial condition of SJI. Management does not expect the disposition of any known claims to have a material adverse effect on its financial position or income. However, the outcomes of legal proceedings can be unpredictable and can result in adverse judgments.

SJI -13

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The principal property of SJI consists of SJG’s gas transmission and distribution systems that include mains, service connections and meters. The transmission facilities carry the gas from the connections with Transco and Columbia to SJG’s distribution systems for delivery to customers. As of December 31, 2005, there were approximately 100.8 miles of mains in the transmission systems and 5,577 miles of mains in the distribution systems.

SJG owns office and service buildings, including its corporate headquarters, at seven locations in the territory. There is also a liquefied natural gas storage and vaporization facility at one of these locations.

As of December 31, 2005, SJG’s utility plant had a gross book value of $1,030 million and a net book value, after accumulated depreciation, of $788.8 million. In 2005, $74.9 million was spent on additions to utility plant and there were retirements of property having an aggregate gross book cost of $7.9 million. SJI’s total construction and remediation expenditures for 2006 are expected to approximately total $54.7 million.

Virtually all of SJG’s transmission pipeline, distribution mains and service connections are in streets or highways or on the property of others. The transmission and distribution systems are maintained under franchises or permits or rights-of-way, many of which are perpetual. SJG’s properties (other than property specifically excluded) are subject to a lien of mortgage under which its first mortgage bonds are outstanding. We believe these properties are well maintained and in good operating condition.

Non-utility property and equipment totaling $88.6 million consists primarily of Marina’s energy projects, in particular the thermal energy plant in Atlantic City, N.J.

EMI owns 235 acres of land in Vineland, New Jersey.

South Jersey Fuel, Inc., an inactive subsidiary, owns land and a building in Deptford Township and owns real estate in Upper Township, New Jersey.

R&T Castellini, Inc., an inactive subsidiary, owns land and buildings in Vineland, New Jersey.

SJI owned approximately 139 acres of land in Folsom, New Jersey as of December 31, 2005.

Item 3. Legal Proceedings

SJI is subject to claims arising in the ordinary course of business and other legal proceedings. We accrue liabilities related to these claims when we can determine the amount or range of amounts of probable settlement costs for these claims. Among other actions, SJI is named in certain product liability claims related to our former sand mining subsidiary. Management does not currently anticipate the disposition of any known claims to have a material adverse effect on SJI’s financial position, results of operations or liquidity.

SJI -14

Item 4. Submission Of Matters To A Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the 2005 fiscal year.

Item 4A. Executive Officers of the Registrant

Name	Age	Positions with SJI

Edward J. Graham	48	President & Chief Executive Officer
David A. Kindlick	51	Vice President & Chief Financial Officer
Jeffrey E. DuBois	47	Vice President
Richard J. Jackson	56	Vice President
Michael J. Renna	38	Vice President
Albert V. Ruggiero	57	Vice President
Richard H. Walker, Jr.	55	Vice President, Corporate Counsel & Corporate Secretary

Edward J. Graham was elected Vice President & Controller of SJG in June 1994, Vice President, Gas Management in April 1995, and Senior Vice President, Energy Management in April 1998. Mr. Graham was elected President of SJ EnerTrade in October 1997 and President of SJE in October 1998. Mr. Graham was elected Vice President of SJI in June 1998, and Executive Vice President and Chief Operating Officer in January 2002. Mr. Graham was elected President & Chief Operating Officer in January 2003 and President & CEO in February 2004. Mr. Graham relinquished the role of COO in February 2004.

David A. Kindlick was elected Assistant Vice President, Revenue Requirements of SJG in October 1989, Vice President, Revenue Requirements in April 1992, Vice President, Rates and Budgeting in April 1995, Senior Vice President, Finance and Rates in April 1998, Executive Vice President and Chief Financial Officer in January 2002, and Senior Vice President and Chief Financial Officer in January 2006. Mr. Kindlick was elected Vice President of SJI in June 1997, Vice President and Treasurer in April 2001, and Vice President, Treasurer and Chief Financial Officer in January 2002. Mr. Kindlick relinquished the role of Treasurer in January 2004.

Jeffrey E. DuBois was elected Assistant Vice President, Gas Supply and Off-System Sales of SJG in January 2002. Mr. DuBois was elected Senior Vice President, Gas Supply and Delivery of SJG in January 2004, and Senior Vice President, Operations and Sales in January 2006. Mr. DuBois was elected Vice President of SJI in January 2004.

Richard J. Jackson was elected Assistant Vice President, Division Operations of SJG in October 1989, Vice President, Division Operations in April 1992, Vice President, Production & Transmission in July 1993, Senior Vice President, Operations in April 1998, and Executive Vice President and Chief Operating Officer in March 2002. Mr. Jackson was elected as Vice President of SJI in January 2004. Mr. Jackson has announced his intention to retire, effective April 1, 2006.

Michael J. Renna was elected Assistant Vice President of SJI in January 2002 and Vice President in January 2004. Mr. Renna was elected Vice President of SJE in January 2002 and President in January 2004. Mr. Renna was elected Chief Operating Officer of South Jersey Energy Solutions, LLC in January 2006.

Albert V. Ruggiero was elected Vice President, Human Resources of SJG in April 1990, Vice President, Human Resources & External Affairs in April 1995, Senior Vice President, Corporate Development in April 1998, Executive Vice President and Chief Administrative Officer in January 2002, and then relinquished his position at SJG in December 2005. Mr. Ruggiero was elected Vice President of SJI in October 1998.

SJI -15

Richard H. Walker, Jr. was elected Assistant Secretary in April 1998, and Corporate Counsel & Corporate Secretary of SJI and SJG in April 2002. Mr. Walker was elected Vice President, Corporate Counsel and Corporate Secretary of SJI and Senior Vice President, Corporate Counsel and Corporate Secretary of SJG in May 2003. Mr. Walker was elected Vice President, General Counsel and Secretary of SJI and Senior Vice President, General Counsel and Secretary of SJG in January 2006. Mr. Walker was also elected Chief Operating Officer of SJI Services, LLC, in January 2006.

Executive officers of SJI are elected annually and serve at the pleasure of the Board of Directors.

SJI -16

PART II

Item 5. Market for the Registrant’s Common Stock and
Related Stockholder Matters

Information required by this item is incorporated by reference to “Market Price of Common Stock and Related Information” on page 40, and to Note 6 on pages 33 and 34 of SJI’s Annual Report to Shareholders for the year ended December 31, 2005 which is attached to this report. SJI has a stated policy of increasing its dividend by 3% to 6% annually.

In December 2005, non-employee members of SJI’s Board of Directors received an aggregate of 6,340 shares of unregistered stock, valued at that time at $190,010, as part of their compensation for serving on the Board.

Item 6. Selected Financial Data

Information required by this item is incorporated by reference to page 1 of SJI’s Annual Report to Shareholders for the year ended December 31, 2005 which is attached to this report.

Item 7. Management’s Discussion and Analysis of Results of
Operations and Financial Condition

Information required by this item is incorporated by reference to pages 12 through 22 of SJI’s Annual Report to Shareholders for the year ended December 31, 2005 which is attached to this report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

Information required by this item is incorporated by reference to the section entitled “Market Risks” on page 20 of SJI’s Annual Report to Shareholders for the year ended December 31, 2005, which is attached to this report.

Item 8. Financial Statements and Supplementary Data

Information required by this item is incorporated by reference to pages 23 through 40 of SJI’s Annual Report to Shareholders for the year ended December 31, 2005 which is attached to this report.

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

SJI -17

Based upon their evaluation as of December 31, 2005, the principal executive officer and the principal financial officer of SJI have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) employed at SJI are effective to ensure that the information required to be disclosed by SJI in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

No change in SJI’s internal control over financial reporting occurred during SJI’s fourth fiscal quarter.

Management’s Report on Internal Control Over Financial Reporting - Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commision. Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2005. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is incorporated by reference.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Information concerning Directors may be found under the captions “Director Elections,” “Nominees,” “Directors Continuing in Office,” and “Security Ownership” in our definitive proxy statement for our 2006 Annual Meeting of Shareholders (the “2006 Proxy Statement”), which will be filed within the Commission within 120 days after the close of our fiscal year. Such information is incorporated herein by reference. Information required by this item relating to the executive officers of SJI is set forth in Item 4-A of this report.

Code of Ethics

The Company has adopted a Code of Ethics for its Principal Executive, Financial and Accounting Officers. It is available on SJI’s website, www.sjindustries.com by clicking “Investors” and then “Corporate Governance.” We will post any amendment to or waiver of the Code to our website.

Item 11. Executive Compensation

Information concerning executive compensation may be found under the captions “Compensation/Pension Committee Report on Executive Compensation” and “Executive Compensation” of our 2006 Proxy Statement. Such information is incorporated herein by reference.

SJI -18

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information in our 2006 Proxy Statement set forth under the caption “Security Ownership” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information in our 2006 Proxy Statement set forth under the caption “The Board of Directors” and the subcaption “Certain Relationships” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information in our 2006 Proxy Statement set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Listed below are all financial statements and schedules filed as part of this report:

1 - The consolidated financial statements and notes to consolidated financial statements together with the report thereon of Deloitte & Touche LLP, dated March 2, 2006, are incorporated herein by reference to pages 22 through 39 of SJI’s Annual Report to Shareholders for the year ended December 31, 2005 which is attached to this report.

2 - Supplementary Financial Information

Information regarding selected quarterly financial data is incorporated herein by reference to page 40 of SJI’s Annual Report to Shareholders for the year ended December 31, 2005 which is attached to this report.

Supplemental Schedules as of December 31, 2005 and 2004 and for the three years ended December 31, 2005, 2004, and 2003:

Report of Independent Registered Public Accounting Firm of Deloitte & Touche LLP, Auditors of SJI (page 28).

Schedule I - Statements of Income, Statements of Comprehensive Income, Statements of Retained Earnings, Statements of Cash Flows and Balance Sheets of SJI (pages 29-31).

Schedule II - Valuation and Qualifying Accounts (page 32).

All schedules, other than that listed above, are omitted because the information called for is included in the financial statements filed or because they are not applicable or are not required.

3 - See Item 15(b)(13)

SJI -19

 (b) List of Exhibits (Exhibit Number is in Accordance with the Exhibit Table in Item 601 of Regulation S-K).

Exhibit Number	Description	Reference
(3)(a)(i)	Certificate of Incorporation of South Jersey Industries, Inc., as amended through April 19, 1984.	Incorporated by reference from Exhibit (4)(a) of Form S-2 (2-91515).
(3)(a)(ii)	Amendment to Certificate of Incorporation relating to two-for-one stock split effective as of April 28, 1987.	Incorporated by reference from Exhibit (4)(e)(1) of Form S-3 (33-1320).
(3)(a)(iii)	Amendment to Certificate of Incorporation relating to director and officer liability.	Incorporated by reference from Exhibit (4)(e)(2) of Form S-3 (33-1320).
(3)(a)(iv)	Amendment to Certificate of Incorporation relating to two-for-one stock split effective as of June 30, 2005.	Incorporated by reference from Exhibit 3 of Form 10-Q of SJI filed on May 10, 2005.

(3)(ii)	Bylaws of South Jersey Industries, Inc. as amended and restated through April 29, 2004 (filed herewith).
(4)(a)	Form of Stock Certificate for common stock.	Incorporated by reference from Exhibit (4)(a) of Form 10-K for 1985 (1-6364).
(4)(a)(i)	Rights Agreement dated as of September 20, 1996 between South Jersey Industries, Inc. and The Farmers & Merchants National Bank of Bridgeton.	Incorporated by reference from Exhibit 99.1 of Form 8-A filed April 9, 1996 (1-6364).
(4)(b)(i)	First Mortgage Indenture dated October 1, 1947.	Incorporated by reference from Exhibit (4)(b)(i) of Form 10-K for 1987 (1-6364).
(4)(b)(x)	Twelfth Supplemental Indenture dated as of June 1, 1980.	Incorporated by reference from Exhibit 5(b) of Form S-7 (2-68038).
(4)(b)(xv)	Seventeenth Supplemental Indenture dated as of May 1, 1989.	Incorporated by reference from Exhibit (4)(b)(xv) of Form 10-K for 1989 (1-6364).
(4)(b)(xvii)	Nineteenth Supplemental Indenture dated as of April 1, 1992.	Incorporated by reference from Exhibit (4)(b)(xvii) of Form 10-K for 1992 (1-6364).
(4)(b)(xix)	Twenty-First Supplemental Indenture dated as of March 1, 1997.	Incorporated by reference from Exhibit (4)(b)(xviv) of Form 10-K for 1997(1-6364).
(4)(b)(xx)	Twenty-Second Supplemental Indenture dated as of October 1, 1998.	Incorporated by reference from Exhibit (4)(b)(ix) of Form S-3 (333-62019).

SJI -20

Exhibit Number	Description	Reference
(4)(b)(xxi)	Twenty-Third Supplemental Indenture dated as of September 1, 2002.	Incorporated by reference from Exhibit (4)(b)(x) of Form S-3 (333-98411).
(4)(b)(xxii)	Twenty-Fourth Supplemental Indenture dated as of September 1, 2005.	Incorporated by reference from Exhibit (4)(b)(vi) of Form S-3 (333-126822).
(4)(c)	Indenture dated as of January 31, 1995; 8.60% Debenture Notes due February 1, 2010.	Incorporated by reference from Exhibit (4)(c) of Form 10-K for 1994 (1-6364).
(4)(e)	Medium Term Note Indenture of Trust dated October 1, 1998.	Incorporated by reference from Exhibit 4(e) of Form S-3 (333-62019).
(4)(f)	First Supplement to Indenture of Trust dated as of June 29, 2000.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJG dated July 12, 2001.
(4)(g)	Second Supplement to Indenture of Trust dated as of July 5, 2000.	Incorporated by reference from Exhibit 4.2 of Form 8-K of SJG dated July 12, 2001.
(4)(h)	Third Supplement to Indenture of Trust dated as of July 9, 2001.	Incorporated by reference from Exhibit 4.3 of Form 8-K of SJG dated July 12, 2001.
(10)(d)	Gas storage agreement (GSS) between South Jersey Gas Company and Transco dated October 1, 1993.	Incorporated by reference from Exhibit (10)(d) of Form 10-K for 1993 (1-6364).
(10)(e)	Gas storage agreement (S-2) between South Jersey Gas Company and Transco dated December 16, 1953.	Incorporated by reference from Exhibit (5)(h) of Form S-7 (2-56223).

(10)(f)	Gas storage agreement (LG-A) between South Jersey Gas Company and Transco dated June 3, 1974.	Incorporated by reference from Exhibit (5)(f) of Form S-7 (2-56223).
(10)(h) (10)(i)	Gas storage agreement (WSS) between South Jersey Gas Company and Transco dated August 1, 1991. Gas storage agreement (LSS) between South Jersey Gas Company and Transco dated October 1, 1993.	Incorporated by reference from Exhibit (10)(h) of Form 10-K for 1991 (1-6364). Incorporated by reference from Exhibit (10)(i) of Form 10-K for 1993 (1-6364).
(10)(i)(a)	Gas storage agreement (SS-1) between South Jersey Gas Company and Transco dated May 10, 1987 (effective April 1, 1988).	Incorporated by reference from Exhibit (10)(i)(a) of Form 10-K for 1988 (1-6364).
(10)(i)(c)	Gas transportation service agreement between South Jersey Gas Company and Transco dated April 1, 1986.	Incorporated by reference from Exhibit (10)(i)(c) of Form 10-K for 1989 (1-6364).
(10)(i)(f)	Service agreement (FT) between South Jersey Gas Company and Transco dated February 1, 1992.	Incorporated by reference from Exhibit (10)(i)(f) of Form 10-K for 1991 (1-6364).

SJI -21

Exhibit Number	Description	Reference
(10)(i)(g)	Service agreement (Incremental FT) between South Jersey Gas Company and Transco dated August 1, 1991.	Incorporated by reference from Exhibit (10)(i)(g) of Form 10-K for 1991 (1-6364).
(10)(i)(i)	Gas storage agreement (SS-2) between South Jersey Gas Company and Transco dated July 25, 1990.	Incorporated by reference from Exhibit (10)(i)(i) of Form 10-K for 1991 (1-6364).
(10)(i)(j)	Gas transportation service agreement between South Jersey Gas Company and Transco dated December 20, 1991.	Incorporated by reference from Exhibit (10)(i)(j) of Form 10-K for 1993 (1-6364).
(10)(i)(k)	Amendment to gas transportation agreement dated December 20, 1991 between South Jersey Gas Company and Transco dated October 5, 1993.	Incorporated by reference from Exhibit (10)(i)(k) of Form 10-K for 1993 (1-6364).
(10)(i)(l)	CNJEP Service agreement between South Jersey Gas Company and Transco dated June 27, 2005 (filed herewith).
(10)(k)(h)	Gas transportation service agreement (TF) between South Jersey Gas Company and CNG Transmission Corporation dated October 1, 1993.	Incorporated by reference from Exhibit (10)(k)(h) of Form 10-K for 1993 (1-6364).
(10)(k)(k)	Gas transportation service agreement (FTS-1) between South Jersey Gas Company and Columbia Gulf Transmission Company dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(k) of Form 10-K for 1993 (1-6364).

(10)(k)(l)	Assignment agreement capacity and service rights (FTS-2) between South Jersey Gas Company and Columbia Gulf Transmission Company dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(i) of Form 10-K for 1993 (1-6364).
(10)(k)(m)	FTS Service Agreement No. 39556 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(m) of Form 10-K for 1993 (1-6364).
(10)(k)(n)	FTS Service Agreement No. 38099 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(n) of Form 10-K for 1993 (1-6364).
(10)(k)(o)	NTS Service Agreement No. 39305 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(o) of Form 10-K for 1993 (1-6364).
(10)(k)(p)	FSS Service Agreement No. 38130 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(p) of Form 10-K for 1993 (1-6364).

SJI -22

Exhibit Number	Description	Reference
(10)(k)(q)	SST Service Agreement No. 38086 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(q) of Form 10-K for 1993 (1-6364).
(10)(l)*

Deferred Payment Plan for Directors of South Jersey Industries, Inc., South Jersey Gas Company, Energy & Minerals, Inc., R&T Group, Inc. and South Jersey Energy Company as amended and restated October 21, 1994.
Incorporated by reference from Exhibit (10)(l) of Form 10-K for 1994 (1-6364).
(10)(l)(a)* (10)(l)(b)*	Form of Deferred Compensation Agreement between South Jersey Industries, Inc. and/or a subsidiary and seven of its officers. Schedule of Deferred Compensation Agreements.	Incorporated by reference from Exhibit (10)(j)(a) of Form 10-K for 1980 (1-6364). Incorporated by reference from Exhibit (10)(l)(b) of Form 10-K for 1997 (1-6364).
(10)(l)(d)*	Form of Officer Employment Agreement between certain officers and either South Jersey Industries, Inc. or its subsidiaries.	Incorporated by reference from Exhibit (10)(l)(d) of Form 10-K for 1999 (1-6364).
(10)(l)(e)*	Schedule of Officer Employment Agreements.	Incorporated by reference from Exhibit (10)(l)(e) of Form 10-K of SJI for 2003.
(10)(l)(f)*	Officer Severance Benefit Program for all officers.	Incorporated by reference from Exhibit (10)(l)(g) of Form 10-K for 1985 (1-6364).
(10)(l)(i)*	Supplemental Executive Retirement Program, as amended and restated effective July 1, 1997, and Form of Agreement between certain SJI or subsidiary officers.	Incorporated by reference from Exhibit (10)(l)(i) of Form 10-K for 1997 (1-6364).
(10)(l)(j)*	South Jersey Industries, Inc. 1997 Stock-Based Compensation Plan (As Amended and Restated Effective January 1, 1999).	Incorporated by reference from Exhibit (10)(l)(j) of Form 10-K for 1999 (1-6364).
(10)(l)(k)*	South Jersey Industries, Inc. 1997 Stock-Based Compensation Plan (As Amended and Restated Effective January 26, 2005).	Incorporated by reference from Exhibit 10 of Form 10-Q of SJI as filed May 10, 2005.
(10)(m)	Three-year Revolving Credit Agreement for SJI	Incorporated by reference from Exhibit 10.1 of Form 10-Q of SJI as filed November 9, 2004.
(10)(n)(a)	Three-year Revolving Credit Agreement for SJG	Incorporated by reference from Exhibit 10.2 of Form 10-Q of SJI as filed on November 14, 2003.

SJI -23

Exhibit Number	Description	Reference
(10)(n)(b)	First Amendment to Three Year Revolving Credit Agreement	Incorporated by reference from Exhibit 10.2 of Form 10-Q of SJI as filed on November 9, 2004.
(10)(o)(a)	Amended and Restated Letter of Credit and Reimbursement Agreement	Incorporated by reference from Exhibit (10)(o)(a) of Form 10-K for 2004 (1-6364).
(10)(o)(b)	First Amendment To Amended and Restated Letter of Credit and Reimbursement Agreement	Incorporated by reference from Exhibit (10)(o)(b) of Form 10-K for 2004 (1-6364).
(10)(o)(c)	Second Amendment To Amended and Restated Letter of Credit and Reimbursement Agreement	Incorporated by reference from Exhibit (10)(o)(c) of Form 10-K for 2004 (1-6364).
(10)(o)(d)	Third Amendment To Amended and Restated Letter of Credit and Reimbursement Agreement	Incorporated by reference from Exhibit (10)(o)(d) of Form 10-K for 2004 (1-6364).
(12)	Calculation of Ratio of Earnings to Fixed Charges (Before Federal Income Taxes) (filed herewith).
(13)

The Annual Report to Shareholders of SJI for the year ended December 31, 2005 is filed as an exhibit hereto solely to the extent portions are specifically incorporated by reference herein (filed herewith).

(14)	Code of Ethics.	Incorporated by reference from Exhibit (14) of Form 10-K of SJI as filed for 2003.
(18) (21)	Preferability Letter from Independent Auditors Re: Pension Measurement Date. Subsidiaries of the Registrant (filed herewith).	Incorporated by reference from Exhibit (18) of Form 10-K of SJI as filed for 2003.
(23)	Independent Registered Public Accounting Firm’s Consent (filed herewith).
(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SJI -24

Exhibit Number	Description	Reference
(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

* Constitutes a management contract or a compensatory plan or arrangement.

SJI -25

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH JERSEY INDUSTRIES, INC.

BY:  /s/ David A. Kindlick
David A. Kindlick
Vice President & Chief Financial Officer

Date March 3, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward J. Graham	President, Chairman of the Board & Chief Executive Officer	March 3, 2006
(Edward J. Graham)	(Principal Executive Officer)

/s/ David A. Kindlick	Vice President & Chief Financial Officer	March 3, 2006
(David A. Kindlick)	(Principal Financial and Accounting Officer)

/s/ Richard H. Walker, Jr.	Vice President, General Counsel &	March 3, 2006
(Richard H. Walker, Jr.)	Secretary

/s/ Shirli M. Billings	Director	March 3, 2006
(Shirli M. Billings)

/s/ Charles Biscieglia	Director	March 3, 2006
(Charles Biscieglia)

/s/ Helen R. Bosley	Director	March 3, 2006
(Helen R. Bosley)

SJI -26

Signature	Title	Date

/s/Thomas A. Bracken	Director	March 3, 2006
(Thomas A. Bracken)

/s/ Keith S. Campbell	Director	March 3, 2006
(Keith S. Campbell)

	Director	March 3, 2006
(W. Cary Edwards)

/s/ Sheila Harnett-Devlin	Director	March 3, 2006
(Sheila Hartnett-Devlin)

/s/ William J. Hughes	Director	March 3, 2006
(William J. Hughes)

	Director	March 3, 2006
(Herman D. James)

/s/ Frederick R. Raring	Director	March 3, 2006
(Frederick R. Raring)

SJI -27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
South Jersey Industries, Inc.:

We have audited the consolidated financial statements of South Jersey Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, and the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, and have issued our reports thereon dated March 2, 2006 (which report expresses an unqualified opinion and includes an explanatory paragraph with respect to the change in the method of accounting for asset retirement obligations to conform with the FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” in 2005, and the change in the method of accounting for energy-related contracts to conform with the rescission of EITF 98-10 “Accounting for Contracts Involved in Energy Trading and Risk Management Activities” in 2003); such consolidated financial statements and reports are included in your 2005 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of the Company listed in Item 15(a)2. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
March 2, 2006

SJI -28

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
STATEMENTS OF INCOME
(In Thousands)

	2005	2004	2003

Operating Revenues	$2,788	$2,491	$2,216

Operating Expenses:
Operations	4,183	4,146	3,176
Depreciation	100	102	80
Energy and Other Taxes	285	391	295
Total Operating Expenses	4,568	4,639	3,551

Operating Loss	(1,780)	(2,148)	(1,335)

Other Income:
Equity in Earnings of Subs	48,303	43,038	34,069
Other	1,366	417	478

Total Other Income	49,669	43,455	34,547

Interest Charges	988	619	497
Income Taxes	(909)	(1,519)	(1,084)
Equity in Affiliated Companies	(778)	(766)	(754)

Income from Continuing Operations	48,588	42,973	$34,553

Discontinued Operations - Net	-	-	(275)
Equity in Undistributed Earnings of
Discontinued Subsidiaries	(669)	(680)	(499)
Cumulative Effect of a Change in Accounting
Principles of Subsidiary - Net	-	-	(426)

Net Income Applicable to Common Stock	$47,919	$42,293	$33,353

See South Jersey Industries, Inc. and Subsidiaries Notes to Consolidated Financial Statements
incorporated by reference in Part II, Item 8.

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
Statements of Comprehensive Income
(In Thousands)

	2005	2004	2003

Net Income Applicable to Common Stock	$47,919	$42,293	$33,353
Other Comprehensive Income (Loss):
Minimum Pension Liability Adjustment - Net	4	(3)	803

Total Other Comprehensive Income (Loss)	4	(3)	803
Comprehensive Income	$47,923	$42,290	$34,156

See South Jersey Industries, Inc. and Subsidiaries Notes to Consolidated Financial Statements
incorporated by reference in Part II, Item 8.

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
Statement of Retained Earnings
(In Thousands)

	2005	2004	2003

Retained Earnings - Beginning	$111,397	$91,638	$78,002
Net Income Applicable to Common Stock	47,919	42,293	33,353
	159,316	133,931	111,355

Dividends Declared - Common Stock	(24,959)	(22,534)	(19,717)

Retained Earnings - Ending	$134,357	$111,397	$91,638

See South Jersey Industries, Inc. and Subsidiaries Notes to Consolidated Financial Statements
incorporated by reference in Part II, Item 8.

SJI -29

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED DECEMBER 31,
(In Thousands)

	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income Applicable to Common Stock	$47,919	$42,293	$33,353

Adjustments to Reconcile Net Income to Cash
Flows Provided by Operating Activities:
Equity in Earnings of Subsidiaries	(47,634)	(42,358)	(33,144)
Depreciation	100	102	83
Deferred and Non-Current Income Taxes and Credits - Net	193	(89)	300
Environmental Remedition Costs - Net	(2)	-	(61)
Additional Pension Contribution	(67)	(1,126)	(468)
Stock-Based Compensation Charge	919	574	188

Changes in:
Accounts Receivable	-	99	(80)
Receivables with Associated Companies - Net	(251)	(257)	(196)
Prepayments and Other Current Assets	55	(68)	(47)
Prepaid and Accrued Taxes - Net	641	(1,175)	482
Accounts Payables & Other Current Liabilities	110	518	719
Other - Assets	137	47	864
Other - Liabilities	640	1,617	256

Total Cash Provided by Operating Activities	2,760	177	2,249

CASH FLOWS FROM INVESTING ACTIVITIES:

(Investment in) Return of Investment Affiliates	(28)	134	(254)
Capital Expenditures	(83)	(82)	(153)
Dividends from Subsidiaries	22,503	9,123	10,500
Equity Infusion To Subsidiaries	(30,000)	(19,000)	(30,700)

Net Cash Used In Investing Activities	(7,608)	(9,825)	(20,607)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net Repayments of Associated Companies	(24,272)	(6,648)	(10,970)
Net Borrowings from Lines of Credits	21,000	13,700	13,000
Dividends on Common Stock	(24,397)	(22,534)	(19,717)
Proceeds from Sale of Common Stock	31,882	25,330	36,113

Net Cash Provided by Financing Activities	4,213	9,848	18,426

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(635)	200	68

CASH AND CASH EQUIVALENTS AT BEGINNING OF
YEAR	789	589	521

CASH AND CASH EQUIVALENTS AT END OF YEAR	$154	$789	$589

See South Jersey Industries, Inc. and Subsidiaries Notes to Consolidated Financial Statements
incorporated by reference in Part II, Item 8.

SJI -30

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
BALANCE SHEETS
(In Thousands)

	2005	2004

Assets

Property Plant and Equipment:
Nonutility Property, Plant and Equipment, at cost	$1,213	$1,337
Accumulated Depreciation	(379)	(278)

Property, Plant and Equipment - Net	834	1,059

Investments:
Investments in Subsidiaries	402,989	347,858
Available-for-Sale Securities	14	14
Investment in Affiliates	1,277	1,249

Total Investments	404,280	349,121

Current Assets:
Cash and Cash Equivalents	154	789
Notes Receivable - Associated Companies	58,610	33,448
Accounts Receivable	11	11
Accounts Receivable - Associated Companies	2,704	2,288
Other	121	213

Total Current Assets	61,600	36,749

Other Noncurrent Assets	3,596	2,808

Total Assets	$470,310	$389,737

Capitalization and Liabilities

Common Equity:
Common Stock SJI
Par Value $1.25 a share
Authorized - 60,000,000 shares
Outstanding - 28,982,440 shares and 27,759,936	$36,228	$34,700
Premium on Common Stock	227,269	194,861
Accumulated Other Comprehensive Income (Loss)	1	(3)
Retained Earnings	134,357	111,397

Total Common Equity	397,855	340,955

Current Liabilities:
Notes Payable - Banks	60,300	39,300
Notes Payable - Associated Companies	6,810	5,920
Accounts Payable	2,308	1,535
Accounts Payable to Associated Companies	677	512
Taxes Accrued	(940)	(1,580)
Other Current Liabilities	411	660

Total Current Liabilities	69,566	46,347

Other Noncurrent Liabilities	2,889	2,435

Total Capitalization and Liabilities	$470,310	$389,737

See South Jersey Industries, Inc. and Subsidiaries Notes to Consolidated Financial
Statements incorporated by reference in Part II, Item 8.

SJI -31

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Col. A	Col. B	Col. C		Col. D	Col. E

		Additions

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other Accounts -	Deductions -	End
Classification	of Period	Expenses	Describe (a)	Describe (b)	of Period

Provision for Uncollectible
Accounts for the Year Ended
December 31, 2005	$3,495	$3,910	$85	$1,619	$5,871

Provision for Uncollectible
Accounts for the Year Ended
December 31, 2004	$3,565	$1,171	$1,716	$2,957	$3,495

Provision for Uncollectible
Accounts for the Year Ended
December 31, 2003	$3,612	$3,245	$596	$3,888	$3,565

(a) Recoveries of accounts previously written off and minor adjustments.
(b) Uncollectible accounts written off.

SJI -32