Form 10-Q
period 2006-03-31
SOUTH JERSEY INDUSTRIES INC
filed 2006-05-10
CIK 91928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of May 1, 2006, there were 29,161,662 shares of the registrant’s common stock outstanding.

SJI -1

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements — See Pages 3 through 24

SJI - 2

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Three Months Ended
	March 31,
	2006	2005

Operating Revenues:
Utility	$269,521	$212,167
Nonutility	95,454	116,403

Total Operating Revenues	364,975	328,570

Operating Expenses:
Cost of Sales - Utility	201,060	141,975
Cost of Sales - Nonutility	82,056	103,141
Operations	17,667	20,197
Maintenance	1,405	1,493
Depreciation	6,342	5,873
Energy and Other Taxes	4,731	5,158

Total Operating Expenses	313,261	277,837

Operating Income	51,714	50,733

Other Income and Expense	149	384

Interest Charges	(6,366)	(5,305)

Income Before Income Taxes	45,497	45,812

Income Taxes	(18,810)	(19,114)

Equity in Affiliated Companies	378	194

Income from Continuing Operations	27,065	26,892

Loss from Discontinued Operations - Net	(166)	(144)

Net Income	$26,899	$26,748

Basic Earnings Per Common Share:
Continuing Operations	$0.932	$0.967
Discontinued Operations - Net	$(0.006)	$(0.005)

Basic Earnings Per Common Share	$0.926	$0.962

Average Shares of Common Stock Outstanding - Basic	29,032	27,800

Diluted Earnings Per Common Share:
Continuing Operations	$0.930	$0.960
Discontinued Operations - Net	$(0.006)	$(0.005)

Diluted Earnings Per Common Share	$0.924	$0.955

Average Shares of Common Stock Outstanding - Diluted	29,100	28,024

Dividends Declared per Common Share	$0.2250	$0.2125

The accompanying notes are an integral part of the condensed consolidated financial statements.

SJI - 3

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	March 31,
	2006	2005

Net Income	$26,899	$26,748

Other Comprehensive Income (Loss), Net of Tax:*

Change in Fair Value of Investments	157	(43)
Change in Fair Value of Derivatives - Other	1,224	385
Change in Fair Value of Derivatives - Energy Related	5,129	(43)

Other Comprehensive Income - Net of Tax*	6,510	299

Comprehensive Income	$33,409	$27,047

* Determined using a combined statutory tax rate of 40.85%.
The accompanying notes are an integral part of the condensed consolidated financial statements.

SJI - 4

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)
	Three Months Ended
	March 31,
	2006	2005

Cash Flows from Operating Activities:
Income from Continuing Operations	$27,065	$26,892
Adjustments to Reconcile Net Income from Continuing Operations to Net Cash Flows Provided by Operating Activities:
Depreciation and Amortization	6,913	6,585
Unrealized Gain on Derivatives - Energy Related	(5,003)	(4,143)
Provision for Losses on Accounts Receivable	1,045	2,313
Stock-Based Compensation Charge	278	368
Revenues and Fuel Costs Deferred - Net	15,606	442
Deferred and Noncurrent Income Taxes and Credits - Net	3,217	5,501
Environmental Remediation Costs - Net	(958)	(363)
Gas Plant Cost of Removal	(304)	(165)
Changes in:
Accounts Receivable	(17,977)	(33,592)
Inventories	47,862	64,627
Other Prepayments and Current Assets	525	(13)
Prepaid and Accrued Taxes - Net	22,404	22,039
Accounts Payable and Other Accrued Liabilities	(62,464)	(1,366)
Other Assets	57	4,308
Other Liabilities	11,699	848
Discontinued Operations	104	(155)

Net Cash Provided by Operating Activities	50,069	94,126

Cash Flows from Investing Activities:
(Loan to) Repayment of Loan to Affiliate	(50)	195
(Net Purchase of) Proceeds from Sale of Restricted Investments	(8,495)	13,379
Capital Expenditures	(20,410)	(19,933)

Net Cash Used in Investing Activities	(28,955)	(6,359)

Cash Flows from Financing Activities:
Net Repayments of Lines of Credit	(25,200)	(59,900)
Proceeds from Issuance of Long-Term Debt	16,400	-
Principal Repayments of Long-Term Debt	(38)	(10,500)
Dividends on Common Stock	(6,551)	(6,176)
Proceeds from Sale of Common Stock	950	735
Payments for Issuance of Long-Term Debt	(353)	(51)
Premium for Early Retirement of Long-Term Debt	-	(184)

Net Cash Used in Financing Activities	(14,792)	(76,076)

Net Increase in Cash and Cash Equivalents	6,322	11,691
Cash and Cash Equivalents at Beginning of Period	4,884	5,272

Cash and Cash Equivalents at End of Period	$11,206	$16,963

The accompanying notes are an integral part of the condensed consolidated financial statements.

SJI - 5

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	(Unaudited)
	March 31,	December 31,
	2006	2005
Assets

Property, Plant and Equipment:
Utility Plant, at original cost	$1,042,046	$1,030,028
Accumulated Depreciation	(245,811)	(241,242)
Nonutility Property and Equipment, at cost	97,688	94,623
Accumulated Depreciation	(6,574)	(6,061)

Property, Plant and Equipment - Net	887,349	877,348

Investments:
Available-for-Sale Securities	5,907	5,642
Restricted	16,729	8,234
Investment in Affiliates	2,472	2,094

Total Investments	25,108	15,970

Current Assets:
Cash and Cash Equivalents	11,206	4,884
Accounts Receivable	170,622	136,036
Unbilled Revenues	41,930	59,066
Provision for Uncollectibles	(6,389)	(5,871)
Natural Gas in Storage, average cost	65,837	113,383
Materials and Supplies, average cost	4,442	4,758
Deferred Income Taxes - Net	-	2,323
Prepaid Taxes	1,490	13,061
Derivatives - Energy Related Assets	21,953	24,408
Other Prepayments and Current Assets	4,887	5,415

Total Current Assets	315,978	357,463

Regulatory and Other Noncurrent Assets:
Regulatory Assets	115,864	121,483
Prepaid Pension	29,283	30,075
Derivatives - Energy Related Assets	5,311	5,080
Derivatives - Other	1,567	-
Unamortized Debt Issuance Costs	7,376	7,147
Contract Receivables	14,473	14,766
Other	6,604	6,814

Total Regulatory and Other Noncurrent Assets	180,478	185,365

Total Assets	$1,408,913	$1,436,146

The accompanying footnotes are an integral part of the condensed consolidated financial statements.

SJI - 6

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	(Unaudited)
	March 31,	December 31,
	2006	2005
Capitalization and Liabilities

Common Equity:
Common Stock	$36,396	$36,228
Premium on Common Stock	233,205	231,861
Accumulated Other Comprehensive Loss	(4,751)	(11,261)
Retained Earnings	154,705	134,357

Total Common Equity	419,555	391,185

Long-Term Debt	335,428	319,066

Total Capitalization	754,983	710,251

Minority Interest	435	394

Current Liabilities:
Notes Payable	122,100	147,300
Current Maturities of Long-Term Debt	2,364	2,364
Accounts Payable	103,946	179,023
Customer Deposits	9,967	9,428
Environmental Remediation Costs	20,774	18,165
Taxes Accrued	18,205	7,456
Derivatives - Energy Related Liabilities	28,603	21,957
Deferred Income Taxes - Net	3,697	-
Deferred Contract Revenues	4,139	5,077
Dividends Payable	6,551	-
Interest Accrued	4,920	6,258
Other Current Liabilities	9,552	6,078

Total Current Liabilities	334,818	403,106

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	171,324	169,423
Investment Tax Credits	2,714	2,795
Pension and Other Postretirement Benefits	18,561	18,941
Asset Retirement Obligations	22,934	22,588
Environmental Remediation Costs	37,345	42,489
Derivatives - Energy Related Liabilities	3,746	4,895
Derivatives - Other	-	491
Regulatory Liabilities	55,437	54,002
Other	6,616	6,771

Total Deferred Credits
and Other Noncurrent Liabilities	318,677	322,395

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$1,408,913	$1,436,146

The accompanying notes are an integral part of the condensed consolidated financial statements.

SJI - 7

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CONSOLIDATION — The condensed consolidated financial statements include the accounts of South Jersey Industries, Inc. (SJI), its wholly owned subsidiaries and subsidiaries in which we have a controlling interest. We eliminate all significant intercompany accounts and transactions. In our opinion, the condensed consolidated financial statements reflect all normal and recurring adjustments needed to fairly present SJI’s financial position and operating results at the dates and for the periods presented. Our businesses are subject to seasonal fluctuations and, accordingly, this interim financial information should not be the basis for estimating the full year’s operating results. These financial statements should be read in conjunction with SJI’s 2005 Form 10-K and annual report.

EQUITY INVESTMENTS — We classify marketable equity investments purchased as long-term investments as Available-for-Sale Securities on our condensed consolidated balance sheets and carry them at their fair value. Any unrealized gains or losses are included in Accumulated Other Comprehensive Loss. SJI, either directly or through its wholly owned subsidiaries, currently holds a 50% non-controlling interest in two affiliated companies and accounts for the investments under the equity method. We include the operations of these affiliated companies on a pre-tax basis in the statements of condensed consolidated income under Equity in Affiliated Companies.

ESTIMATES AND ASSUMPTIONS — We prepare our condensed consolidated financial statements to conform with accounting principles generally accepted in the United States of America. Management makes estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related disclosures. Therefore, actual results could differ from those estimates. Significant estimates include amounts related to regulatory accounting, energy derivatives, environmental remediation costs, pension and other postretirement benefit costs, and revenue recognition.

REGULATION — South Jersey Gas Company (SJG) is subject to the rules and regulations of the New Jersey Board of Public Utilities (BPU). SJG maintains its accounts according to the BPU's prescribed Uniform System of Accounts. SJG follows the accounting for regulated enterprises prescribed by the Financial Accounting Standards Board (FASB) Statement No. 71, “Accounting for the Effects of Certain Types of Regulation.” In general, Statement No. 71 allows deferral of certain costs and creation of certain obligations when it is probable that these items will be recovered from or refunded to customers in future periods.

REVENUES — Gas and electric revenues are recognized in the period the commodity is delivered and customers are billed monthly. For SJG and South Jersey Energy (SJE) retail customers not billed at the end of each month, we record an estimate to recognize unbilled revenues for gas and electricity delivered from the date of the last meter reading to the end of the month. South Jersey Resources Group’s (SJRG) gas revenues are recognized in the period the commodity is delivered and customers are billed monthly. We defer and recognize revenues related to South Jersey Energy Service Plus, LLC (SJESP) appliance service contracts seasonally over the full 12-month terms of the contracts. Revenue related to services provided on a time and materials basis is recognized on a monthly basis as the jobs are completed. Marina Energy LLC (Marina) recognizes revenue on a monthly basis as services are provided and for on-site energy production that is delivered to its customers.

The BPU allows SJG to recover all prudently incurred gas costs through the Basic Gas Supply Service (BGSS) clause. SJG collects these costs on a forecasted basis upon BPU order. SJG defers over/under-recoveries of gas costs and includes them in the following year's BGSS. SJG pays interest on the net overcollected BGSS balances at the rate of return on rate base utilized by the BPU to set rates in its last base rate proceeding.

SJI - 8

SJG's tariff also includes a Temperature Adjustment Clause (TAC), a Remediation Adjustment Clause (RAC), a New Jersey Clean Energy Program (NJCEP) and a Universal Service Fund (USF) program. The TAC provides stability to SJG’s earnings and its customers’ bills by normalizing the impact of extreme winter temperatures. The RAC recovers environmental remediation costs of former gas manufacturing plants and the NJCEP recovers costs associated with our energy efficiency and renewable energy programs. The USF is a statewide customer assistance program that utilizes utilities as a collection agent. TAC adjustments affect revenue, earnings and cash flows since colder-than-normal weather can generate credits to customers, while warmer-than-normal weather can result in additional billings. RAC adjustments do not directly affect earnings because SJG defers and recovers related costs through rates over 7-year amortization periods. NJCEP and USF adjustments are also deferred and do not affect earnings, as related costs and customer credits are recovered through rates on an ongoing basis.

ACCOUNTS RECEIVABLE AND PROVISION FOR UNCOLLECTIBLE ACCOUNTS — Accounts receivable are carried at the amount owed by customers. A provision for uncollectible accounts is established based on our collection experience and an assessment of the collectibility of specific accounts.

PROPERTY, PLANT AND EQUIPMENT — For regulatory purposes, utility plant is stated at original cost, which may be different than SJG’s cost if the assets were acquired from another regulated entity. Nonutility plant is stated at cost. The cost of adding, replacing and renewing property is charged to the appropriate plant account.

DEPRECIATION — SJG depreciates utility plant on a straight-line basis over the estimated remaining lives of the various property classes. These estimates are periodically reviewed and adjusted as required after BPU approval. The composite annual rate for all depreciable utility property was approximately 2.4% in 2005. Except for retirements outside the normal course of business, accumulated depreciation is charged with the cost of depreciable utility property retired, less salvage. Nonutility property depreciation is computed on a straight-line basis over the estimated useful lives of the property, ranging up to 50 years. Gain or loss on the disposition of nonutility property is recognized in net income.

CAPITALIZED INTEREST — SJG capitalizes interest on construction at the rate of return on rate base utilized by the BPU to set rates in its last base rate proceeding. SJG capitalized interest of $0.1 million and $0.3 million in the three months ended March 31, 2006 and 2005, respectively. Marina also capitalized interest of $0.3 million during the construction of its thermal energy facility expansion and landfill gas project in the three months ended March 31, 2006 based on the actual cost of borrowed funds. Marina did not capitalize any interest during the three months ended March 31, 2005. SJG’s amounts are included in Utility Plant and Marina’s amounts are included in Nonutility Property and Equipment on the condensed consolidated balance sheets. Interest Charges are presented net of capitalized interest on the condensed consolidated statements of income.

IMPAIRMENT OF LONG-LIVED ASSETS — We review the carrying amount of long-lived assets for possible impairment whenever events or changes in circumstances indicate that such amounts may not be recoverable. For the three months ended March 31, 2006 and the year ended December 31, 2005, no significant impairments were identified.

DERIVATIVE INSTRUMENTS — Certain SJI subsidiaries are involved in buying, selling, transporting and storing natural gas and buying and selling retail electricity for their own accounts as well as managing these activities for other third parties. These subsidiaries are subject to market risk due to commodity price fluctuations. To manage this risk, our companies enter into a variety of physical and financial transactions including forward contracts, swap agreements, options contracts and futures contracts.

SJI - 9

SJI structured its subsidiaries so that SJG and SJE transact commodities on a physical basis and typically do not directly enter into positions that financially settle. SJRG performs this risk management function for these entities and enters into the types of financial transactions noted above. As part of its gas purchasing strategy, SJG occasionally uses financial contracts to hedge against forward price risk. The costs or benefits of these short-term contracts are included in SJG’s BGSS, subject to BPU approval. As of March 31, 2006 and December 31, 2005, SJG had $12.2 million and $(0.5) million of costs (benefits), respectively, included in its BGSS related to open financial contracts (See Regulatory Assets & Liabilities).

Management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in identifying, assessing and controlling various risks. Management reviews any open positions in accordance with strict policies to limit exposure to market risk.

SJI accounts for derivative instruments in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. We record all derivatives, whether designated in hedging relationships or not, on the condensed consolidated balance sheets at fair value unless the derivative contracts qualify for the normal purchase and sale exemption. In general, if the derivative is designated as a fair value hedge, we recognize the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk in earnings. We currently have no fair value hedges. If the derivative is designated as a cash flow hedge, we record the effective portion of the hedge in Accumulated Other Comprehensive Loss and recognize it in the income statement when the hedged item affects earnings. However, due to the application of regulatory accounting principles under FASB Statement No. 71, derivatives related to SJG’s gas purchases are recorded through the BGSS rather than Accumulated Other Comprehensive Loss. We recognize ineffective portions of cash flow hedges immediately in earnings. For the three months ended March 31, 2006, and 2005, the ineffective portions of the derivatives designated as cash flow hedges were not material. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives, strategies for undertaking various hedge transactions and our methods for assessing and testing correlation and hedge ineffectiveness. All hedging instruments are linked to the hedged asset, liability, firm commitment or forecasted transaction.

We also assess whether these derivatives are highly effective in offsetting changes in cash flows or fair values of the hedged items. We discontinue hedge accounting prospectively if we decide: to discontinue the hedging relationship; determine that the anticipated transaction is no longer likely to occur; or, if we determine that a derivative is no longer highly effective as a hedge. In the event that hedge accounting is discontinued, we will continue to carry the derivative on the balance sheet at its current fair value and recognize subsequent changes in fair value in current period earnings. Unrealized gains and losses on the discontinued hedges that were previously included in Accumulated Other Comprehensive Loss will be reclassified into earnings when the forecasted transaction occurs, or when it is not probable that it will occur. During the three months ended March 31, 2005, $1.3 million of unrealized gain on derivatives previously designated as cash flow hedges, was reclassified into Operating Revenues - Nonutility because we determined that the anticipated hedged transaction was no longer likely to occur. As permitted under Statement No. 133, as amended, SJI has elected to designate certain energy-related derivative instruments as cash flow hedges, which protect against the price variability of our forecasted sales and purchases of natural gas. Based on the amount recorded in Accumulated Other Comprehensive Loss at March 31, 2006, we expect $3.1 million to be recorded as a decrease in revenues in the next twelve months. As of March 31, 2006, hedges for future forecasted transactions exist into 2007.

SJRG manages its portfolio of purchases and sales, as well as natural gas in storage, using a variety of instruments that include forward contracts, swap agreements, options contracts and futures contracts. SJI measures the fair value of the contracts and records these as Derivatives — Energy Related Assets or Derivatives — Energy Related Liabilities on our condensed consolidated balance sheets. For those derivatives not designated as hedges, we recorded the net pre-tax gain of $5.0 million, and $4.1 million in earnings during the three months ended March 31, 2006 and 2005, respectively, which are included with realized gains and losses in Operating Revenues — Nonutility.

SJI - 10

SJI presents revenues and expenses related to its energy trading activities on a net basis in Operating Revenues — Nonutility in our condensed consolidated statements of income consistent with Emerging Issues Task Force (EITF) Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.” There is no effect on operating income or net income from the above presentation.

From time to time we enter into interest rate derivatives and similar agreements to hedge exposure to increasing interest rates with respect to our variable-rate debt. We have designated and account for these interest rate derivatives as cash flow hedges. As of March 31, 2006, SJI’s active interest rate swaps were as follows:

Amount		Fixed Interest Rate	Start Date	Maturity	Type	Amortization
$ 6,000,000	*	4.550%	11/19/2001	12/01/2007	Taxable	Yes
$ 3,900,000		4.795%	12/01/2004	12/01/2014	Taxable	No
$ 8,000,000		4.775%	11/12/2004	11/12/2014	Taxable	No
$ 20,000,000		4.080%	11/19/2001	12/01/2011	Tax-exempt	No
$ 14,500,000		3.905%	03/17/2006	01/15/2026	Tax-exempt	No
$ 500,000		3.905%	03/17/2006	01/15/2026	Tax-exempt	No
$ 330,000		3.905%	03/17/2006	01/15/2026	Tax-exempt	No
$ 12,500,000	**	3.430%	12/01/2006	02/01/2036	Tax-exempt	No
$ 12,500,000	**	3.430%	12/01/2006	02/01/2036	Tax-exempt	No
$ 7,100,000		4.895%	02/01/2006	02/01/2016	Taxable	No

* Amount reduced to $6.0 million on 12/01/05, and further reduces to $3.0 million on 12/01/06.
** SJG entered into these forward-starting swaps in anticipation of the issuance of $25.0 million of auction-rate bonds that were issued in April 2006.

On February 1, 2006, we entered into an interest rate swap contract against Marina’s taxable Series B variable-rate bonds for a 10-year period. The swap effectively provides us with a fixed interest rate of 4.895% on $7.1 million of the bonds.

The differential to be paid or received as a result of these swap agreements is accrued as interest rates change and is recognized as an adjustment to interest expense. As of March 31, 2006 and December 31, 2005, the market values of these swaps were $1.6 million and $(0.5) million, respectively, which represent the amounts we would receive from (have to pay to) the counterparty to terminate these contracts as of those dates. We include these balances on the condensed consolidated balance sheets under Derivatives — Other. As of March 31, 2006 and December 31, 2005, we determined that the swaps were highly effective; therefore, we recorded the changes in fair value of the swaps along with the cumulative unamortized costs, net of taxes, in Accumulated Other Comprehensive Loss.

We determined the fair value of derivative instruments by reference to quoted market prices of listed contracts, published quotations or quotations from unrelated third parties.

STOCK COMPENSATION — SJI, under the Amended and Restated 1997 Stock-Based Compensation Plan, grants restricted shares. The restricted shares vest over a 3-year period and are subject to SJI achieving certain performance targets as compared to a peer group average. The actual amount of shares that are ultimately awarded is dependent upon the final peer group average and may range from between 0% to 150% of the original share units granted. A description of the accounting for the restricted shares is included in New Accounting Pronouncements herein.

SJI - 11

NEW ACCOUNTING PRONOUNCEMENTS — In November 2004, the FASB issued Statement No. 151, “Inventory Costs.” This statement requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be charged to income as a current period expense rather than capitalized as inventory costs. The effective date of this statement was January 1, 2006. The adoption of this statement had no effect on SJI’s condensed consolidated financial statements.

On January 1, 2006, SJI adopted FASB Statement No. 123(R), “Share-Based Payment”, which revised FASB Statement No. 123, and superseded Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”. Statement No. 123(R) requires SJI to measure and recognize stock-based compensation expense in its financial statements based on the fair value at the date of grant for its share-based awards, which currently include restricted stock awards containing market and service conditions. In accordance with Statement No. 123(R), SJI is recognizing compensation expense over the requisite service period for: (i) awards granted on, or after, January 1, 2006 and (ii) unvested awards previously granted and outstanding as of January 1, 2006. In addition, SJI is estimating forfeitures over the requisite service period when recognizing compensation expense. These estimates can be adjusted to the extent to which actual forfeitures differ, or are expected to materially differ, from such estimates.

As permitted by Statement No. 123(R), SJI chose the modified prospective method of adoption; accordingly, financial results for the prior period presented were not retroactively adjusted to reflect the effects of this Statement. Under the modified prospective application, this Statement applies to new awards and to awards modified, repurchased, or cancelled after the required effective date. Compensation costs for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered based on the grant-date fair value.

The Company measures compensation expense related to restricted stock awards based on the fair value of the awards at their date of grant. Compensation expense is recognized on a straight-line basis over the requisite three-year service period for awards that ultimately vest, and is not adjusted based on the actual achievement of performance goals. The Company estimated the fair value of officers’ restricted stock awards on the date of grant using a Monte Carlo simulation model.

The following table summarizes the nonvested restricted stock awards outstanding at March 31, 2006 and the assumptions used to estimate the fair value of the awards (adjusted for the June 2005 two-for-one stock split):

	Grant	Shares	Fair Value	Expected	Risk-Free
	Date	Granted	Per Share	Volatility	Interest Rate

Officers -	Jan. 2004	43,798	$20.105	16.4%	2.4%
	Jan. 2005	38,316	$25.155	15.5%	3.4%
	Jan. 2006	42,983	$27.950	16.9%	4.5%

Directors -	Dec. 2003	4,560	$19.738	-	-
	Dec. 2004	5,220	$24.955	-	-
	Dec. 2005	6,340	$29.970	-	-

Expected volatility is based on the actual daily volatility of SJI’s share price over the preceding 3-year period as of the valuation date. The risk-free interest rate is based on the zero-coupon U.S. Treasury Bond, with a term equal to the three-year term of the Officers’ restricted shares. As notional dividend equivalents are credited to the holders, which are reinvested during the three-year service period, no reduction to the fair value of the award is required. As the Directors’ restricted stock awards contain no performance conditions and notional dividend equivalents are credited to the holder, which are reinvested during the three-year service period, the fair value of these awards are equal to the market value of shares on the date of grant.

The cost of the officers’ restricted stock awards was $0.2 million and $0.3 million for the three months ended March 31, 2006 and 2005, respectively. Of those costs, $20,000 and $89,000 were capitalized to Utility Plant for the three months ended March 31, 2006 and 2005, respectively. The cost of the directors’ restricted stock awards was $32,900 and $21,900, for the three months ended March 31, 2006 and 2005, respectively.

As of March 31, 2006, there was $1.9 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 2.2 years.

SJI - 12

Prior to the adoption of Statement No. 123 (R), SJI applied Statement No. 123, as amended, which permitted the application of APB No. 25. In accordance with APB No. 25, SJI recorded compensation expense over the requisite service period for restricted stock based on the probable number of shares expected to be issued and the market value of the Company’s common stock at the end of each reporting period. As a result of SJI’s previous accounting treatment, there have been no excess tax benefits recognized since the inception of the Plans.

In the first quarter of 2006, the adoption of Statement No. 123(R) resulted in a reduction in stock-based compensation expense of $30,200, or $17,800 after taxes. This decrease in expense would have had no impact on SJI’s Earnings Per Share or cash flows for the quarter.

The following table summarizes information regarding restricted stock award activity during the three months ended March 31, 2006:

	Officers *	Directors *

Nonvested Shares Outstanding, beginning of Period	143,734	16,120

Granted	42,983	-
Vested**	(61,620)	-
Cancelled/Forfeited	-	-

Nonvested Shares Outstanding, end of Period	125,097	16,120

* excludes accrued dividend equivalents
** actual shares awarded upon vesting, including dividend equivalents and adjustments for performance measures, totaled 101,009 shares.

During the three months ended March 31, 2006 and 2005, SJI awarded 101,009 shares at a market value of $2.9 million and 74,574 shares at a market value of $2.0 million, respectively. The Company has a policy of issuing new shares to satisfy its obligations under these plans (See Note 3); therefore, there are no cash payment requirements resulting from the normal operation of this plan. However, a change in control could result in such shares becoming nonforefeitable or immediately payable in cash.

REGULATORY ASSETS & LIABILITIES — Regulatory Assets at March 31, 2006 and December 31, 2005, consisted of the following items (in thousands):

	Years Remaining
	as of	March 31,	December 31,
	March 31, 2006	2006	2005
Environmental Remediation Costs:
Expended — Net	Various	$10,305	$9,350
Liability for Future Expenditures	Not Applicable	54,189	56,717
Income Taxes — Flowthrough
Depreciation	5	5,419	5,663
Deferred Fuel Costs — Net	Various	17,958	21,237
Deferred Asset Retirement Obligation-Related Costs	Not Applicable	20,255	19,986
Postretirement Benefit Costs	7	2,551	2,646
Gross Receipts and Franchise Taxes	1	370	480
Societal Benefit Costs	Various	2,160	2,691
Premium for Early Retirement of Debt	Various	1,654	1,694
Other	Not Applicable	1,003	1,019
Total Regulatory Assets		$115,864	$121,483

All significant regulatory assets are separately identified above and are being recovered through utility rate charges. SJG is currently permitted to recover interest on its Environmental Remediation Costs and Societal Benefit Costs while the other assets are being recovered without a return on investment over the period indicated. Some of the assets reflected within the above caption “Other” are currently being recovered from ratepayers as approved by the BPU. Management believes the remaining deferred costs are probable of recovery from ratepayers through future utility rates.

Over/under collections of gas costs are monitored through SJG’s BGSS mechanism. Net undercollected gas costs are classified as a Regulatory Asset and net overcollected gas costs are classified as a Regulatory Liability. Derivative contracts used to hedge our natural gas purchases are included in the BGSS, subject to BPU approval. The offset to the change in fair value of these contracts is recorded as a component of the regulatory asset, Deferred Fuel Costs - Net, if we are in a net undercollected position, or as a component of the regulatory liability, Deferred Gas Revenues - Net, if we are in a net overcollected position. As of March 31, 2006, costs related to derivative contracts increased Deferred Fuel Costs - Net by $12.2 million. As of December 31, 2005, benefits related to derivative contracts reduced Deferred Fuel Costs - Net by $0.5 million.

SJI - 13

Regulatory Liabilities at March 31, 2006 and December 31, 2005 consisted of the following items (in thousands):

	March 31,	December 31,
	2006	2005
Excess Plant Removal Costs	$48,260	$48,071
Overcollected State Taxes	4,073	4,025
Other	3,104	1,906
Total Regulatory Liabilities	$55,437	$54,002

Excess Plant Removal Costs represent amounts accrued in excess of actual utility plant removal costs incurred to date, which SJG has an obligation to either expend or return to ratepayers in future periods. All other regulatory liabilities are subject to being returned to ratepayers in future rate proceedings.

CASH AND CASH EQUIVALENTS — For purposes of reporting cash flows, highly liquid investments with original maturities of three months or less are considered cash equivalents.

RECLASSIFICATIONS — SJI reclassified some previously reported amounts to conform with current period classifications. These reclassifications are considered immaterial to the overall presentation of SJI’s condensed consolidated financial statements.

2. DISCONTINUED OPERATIONS, AFFILIATIONS AND CONTROLLING INTERESTS:

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

Summarized operating results of the discontinued operations for the three months ended March 31, were (in thousands):

	2006	2005
Loss before Income Taxes:
Sand Mining	$(143)	$(212)
Fuel Oil	(112)	(10)
Income Tax Benefits	89	78
Loss from Discontinued Operations — Net	$(166)	$(144)
Earnings Per Common Share from
Discontinued Operations — Net:
Basic and Diluted	$(0.006)	$(0.005)

SJI - 14

AFFILIATIONS — SJI and Conectiv Solutions, LLC formed Millennium Account Services, LLC to provide meter reading services in southern New Jersey. SJE and GZA GeoEnvironmental, Inc. formed AirLogics, LLC to market a jointly developed air monitoring system designed to assist companies involved in environmental cleanup activities. We account for our investment in these affiliated companies under the equity method.

CONTROLLING INTERESTS — Marina and DCO Energy, LLC (DCO) formed AC Landfill Energy, LLC (ACLE) to develop and install a 1,400-kilowatt methane-to-electric power generation system at a county-owned landfill in Egg Harbor Township, NJ. Marina owns a 51% interest in ACLE and accounts for ACLE as a consolidated subsidiary. Commercial operation of the plant began in March 2005.

In March 2005, Marina and DCO formed WC Landfill Energy, LLC (WCLE) to develop and install a 3,800 kilowatt methane-to-electric power generation system at a county-owned landfill in White Township, NJ. Marina owns a 51% interest in WCLE and accounts for WCLE as a consolidated subsidiary. Commercial operation of the plant is targeted to begin in the summer of 2006.

3. COMMON STOCK:

SJI has 60,000,000 shares of common stock authorized. Share-related information for prior periods is reported on a retroactive basis reflecting the stock split, which was completed on June 30, 2005, throughout this Report.

The following shares were issued and outstanding:

	March 31, 2006		December 31, 2005
Beginning Balance, January 1	28,982,440	Beginning Balance, January 1	27,759,936
New Issues During Quarter:		New Issues During Year:
Dividend Reinvestment Plan	33,099	Dividend Reinvestment Plan	1,141,590
Stock-Based Compensation Plan	101,009	Stock-Based Compensation Plan	80,914
Ending Balance, March 31	29,116,548	Ending Balance, December 31	28,982,440

We credited the par value ($1.25 per share) of stock issued during the three months ended March 31, 2006 and the year ended December 31, 2005 to Common Stock. We credited the net excess over par value of approximately $1.3 million and $34.1 million, respectively, to Premium on Common Stock.

EARNINGS PER COMMON SHARE — We present basic EPS based on the weighted-average number of common shares outstanding. EPS is presented in accordance with FASB Statement No. 128, “Earnings Per Share,” which establishes standards for computing and presenting basic and diluted EPS. The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 67,448, and 225,414 shares for the three months ended March 31, 2006 and 2005, respectively. These shares relate to SJI’s restricted stock as discussed below.

STOCK-BASED COMPENSATION PLAN — Under the Amended and Restated 1997 Stock-Based Compensation Plan that was amended and restated by our Board of Directors and approved by our shareholders in April 2005, no more than 1,000,000 shares in the aggregate may be issued to SJI's officers, non-employee directors and other key employees. The plan will terminate on January 26, 2015, unless terminated earlier by the Board of Directors. No options were granted or outstanding during the three months ended March 31, 2006, and 2005. No stock appreciation rights have been issued under the plan. In the first three months of 2006, and 2005, we granted 49,283 and 38,316 restricted shares, respectively. These restricted shares vest over 3-year periods and are subject to SJI achieving certain performance targets as compared to a peer group average.

SJI - 15

DIVIDEND REINVESTMENT PLAN (DRP) — Newly issued shares of common stock offered through the DRP are issued directly by SJI. As of March 31, 2006, SJI reserved 1,562,923 shares of authorized, but unissued, common stock for future issuance to the DRP.

4. LONG-TERM DEBT:

On March 16, 2006 Marina issued $16.4 million of tax-exempt, variable-rate bonds through the New Jersey Economic Development Authority, which mature in March 2036. Proceeds of the bonds are being used to finance the expansion of Marina’s Atlantic City thermal energy plant. The interest rate on all but $1.1 million of the bonds has been effectively fixed via interest rate swaps at 3.91% until January 2026. The variable interest rate on the $1.1 million portion of the bonds that remained unhedged was 3.18% as of March 31, 2006.

5. FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS — In accordance with the terms of Marina’s loan agreements, we were required to escrow unused proceeds pending approved construction expenditures. As of March 31, 2006, the escrowed proceeds totaled $3.9 million. There were no escrowed proceeds as of December 31, 2005 as the related debt was issued on March 16, 2006.

SJRG maintains a margin account with a national investment firm to support its risk management activities. As of March 31, 2006 and December 31, 2005, the balance of this account was $12.8 million and $8.2 million, respectively, due to changes in the market value of outstanding contracts.

6. SEGMENTS OF BUSINESS:

SJI operates in several different operating segments. Gas Utility Operations (SJG) consists primarily of natural gas distribution to residential, commercial and industrial customers. Wholesale Gas Operations include SJRG’s activities. SJE is involved in both retail gas and retail electric activities. Retail Gas and Other Operations include natural gas acquisition and transportation service business lines. Retail Electric Operations consist of electricity acquisition and transportation to commercial and industrial customers. On-Site Energy Production consists of Marina’s thermal energy facility and other energy-related projects. Appliance Service Operations includes SJESP’s servicing of appliances via the sale of appliance service programs as well as on a time and materials basis, and the installation of residential and small commercial HVAC systems.

Information about SJI's operations in different operating segments for the three months ended March 31 is presented below (in thousands):

	2006	2005
Operating Revenues:
Gas Utility Operations	$277,081	$214,537
Wholesale Gas Operations	14,349	11,560
Retail Gas and Other Operations	59,063	74,487
Retail Electric Operations	13,036	22,698
On-Site Energy Production	6,490	5,370
Appliance Service Operations	3,774	3,425
Corporate and Services	3,170	540
Subtotal	376,963	332,617
Intersegment Sales	(11,988)	(4,047)
Total Operating Revenues	$364,975	$328,570

SJI - 16

Operating Income:
Gas Utility Operations	$43,180	$43,160
Wholesale Gas Operations	5,069	4,700
Retail Gas and Other Operations	22	303
Retail Electric Operations	508	434
On-Site Energy Production	2,021	1,624
Appliance Service Operations	752	698
Corporate and Services	162	(186)
Total Operating Income	$51,714	$50,733

Depreciation and Amortization:
Gas Utility Operations	$6,329	$6,069
Wholesale Gas Operations	3	4
Retail Gas and Other Operations	2	3
Appliance Service Operations	57	36
On-Site Energy Production	461	446
Corporate and Services	61	27
Discontinued Operations	—	—
Total Depreciation and Amortization	$6,913	$6,585

Property Additions:
Gas Utility Operations	$13,121	$12,110
Wholesale Gas Operations	3	—
Retail Gas and Other Operations	—	3
Appliance Service Operations	45	27
On-Site Energy Production	2,745	5,391
Corporate and Services	208	5
Discontinued Operations	—	—
Total Property Additions	$16,122	$17,536

	March 31,	December 31,
	2006	2005
Identifiable Assets:
Gas Utility Operations	$1,150,406	$1,164,576
Wholesale Gas Operations	105,030	122,462
Retail Gas and Other Operations	45,881	50,880
Retail Electric Operations	5,028	7,467
Appliance Service Operations	13,286	13,624
On-Site Energy Production	112,976	105,822
Discontinued Operations	403	408
Subtotal	1,433,010	1,465,239
Corporate and Services	70,734	70,379
Intersegment Assets	(94,831)	(99,472)
Total Identifiable Assets	$1,408,913	$1,436,146

SJI - 17

7. REGULATORY ACTIONS:

BASE RATES — On July 7, 2004, the BPU granted SJG a base rate increase of $20.0 million, which was predicated in part upon a 7.97% rate of return on rate base that included a 10.0% return on common equity. The increase was effective July 8, 2004, and designed to provide an incremental $8.5 million on an annualized basis to net income. SJG was also permitted recovery of regulatory assets contained in its petition and a reduction in its composite depreciation rate from 2.9% to 2.4%.

PENDING AUDIT — In 2004, the BPU commenced a competitive services audit and a management audit that included a focused review of SJG’s gas supply and purchasing practices. The BPU is mandated by statute to conduct such audits at predetermined intervals. In February 2006, the audit reports were released by the BPU for comments. The recommendations contained in these audits have no material effect on SJG’s financial statements.

OTHER REGULATORY MATTERS —

In September 2004, SJG filed for a $2.6 million reduction to its annual SBC recovery level. The SBC recovers costs related to BPU-mandated programs, including environmental remediation costs that are recovered through SJG’s RAC; energy efficiency and renewable energy program costs that are recovered through the NJCEP; consumer education program costs; and low income program costs that are recovered through the USF. This matter was resolved as part of SJG’s global settlement (See “global settlement discussion that follows), which was approved by the BPU in March 2006.

In December 2004, the BPU approved the statewide funding of the NJCEP of $745.0 million for the years 2005 through 2008. Of this amount, SJG will be responsible for approximately $25.4 million over the 4-year period. Amounts not yet expended have been included in the Contractual Cash Obligations table included in Note 11.

In February 2005, SJG filed notice with the BPU to provide for an $11.4 million bill credit to customers. The bill credit was implemented in March 2005. In June 2005, SJG made its annual BGSS filing with the BPU requesting a $17.1 million, or 6.3% increase in gas cost recoveries in response to increasing wholesale gas costs. In August 2005, the BPU approved SJG’s requested increase, effective September 1, 2005.

In October 2005, SJG, along with the three other natural gas distribution companies in New Jersey, filed a petition with the BPU to implement a Pipeline Integrity Management Tracker (Tracker). The purpose of the Tracker is to recover costs to be incurred by SJG as a result of new federal regulations, which are aimed at enhancing public safety and reliability. The regulations require that utilities use a comprehensive analysis to assess, evaluate, repair and validate the integrity of certain transmission lines in the event of a leak or failure. The New Jersey utilities are requesting approval of the Tracker since the new regulations will result in ongoing incremental costs. We anticipate that a large portion of the incremental cost is dependent upon overall assessment results, and therefore cannot be specifically predicted at this time.

In November 2005, SJG made its annual SBC filing, requesting a $6.1 million reduction in annual recoveries.

In November 2005, SJG also filed a BGSS Motion for Emergent Rate Relief in conjunction with the other natural gas utilities in New Jersey. This filing was necessary due to substantial increases in wholesale natural gas prices across the country. SJG requested a $103.2 million increase. In December 2005, the BPU approved an $85.7 million increase to SJG’s rates, effective December 15, 2005.

SJI - 18

In November 2005, SJG also made its annual TAC filing, requesting a $1.0 million increase in annual revenues. The increase will recover the cash related to the net TAC deficiency resulting from warmer-than-normal weather for the 2003-2004 winter, partially offset by colder-than-normal weather for the 2004-2005 winter. The 2003-2004 TAC was resolved as part of SJG’s global settlement, which was approved by the BPU in March 2006.

In December 2005, SJG made a filing proposing to implement a Conservation and Usage Adjustment (CUA) Clause, on a 5-year pilot basis. The primary purpose of the CUA is to promote conservation and to base SJG’s profit margin on its number of customers rather than the amount of natural gas it distributes to its customers. This structure will allow SJG to aggressively promote conservation programs without negatively impacting its financial stability. The proposed CUA would replace SJG’s existing TAC, but continue to protect customers and the Company from significant variations in degree days.

In March 2006, the BPU approved a global settlement, effective April 1, 2006, fully resolving SJG’s September 2004 SBC filing, 2003-2004 TAC, 2004-2005 BGSS filing and certain issues in the 2005-2006 BGSS filing. The net impact is a $4.4 million reduction to annual revenues; however, this reduction has no impact on net income as there will be a dollar-for-dollar reduction in expense. In addition, a storage incentive program was approved. This program will be implemented as a pilot for three summer injection periods, beginning in 2006, and is designed to provide SJG with the opportunity to achieve BGSS price reductions and additional price stability. It will also provide SJG with an opportunity to share in the storage-related gains and losses, with 20% being retained by SJG, and 80% being credited to customers.

Filings and petitions described above are still pending unless otherwise indicated.

8. PENSION & OTHER POSTRETIREMENT BENEFITS:

SJI has several defined benefit pension plans and other postretirement benefit plans. The pension plans provide annuity payments to the majority of full-time, regular employees upon retirement. Newly hired employees do not qualify for participation in the defined benefit pension plans. New hires are eligible to receive an enhanced version of SJI’s defined contribution plan. Certain SJI officers also participate in a non-funded supplemental executive retirement plan (SERP), a non-qualified defined benefit pension plan. The other postretirement benefit plans provide health care and life insurance benefits to some retirees.

The BPU authorized SJG to recover costs related to postretirement benefits other than pensions under the accrual method of accounting consistent with FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." We deferred amounts accrued prior to that authorization and are amortizing them as allowed by the BPU. The unamortized balance of $2.6 million at March 31, 2006 is recoverable in rates. We are amortizing this amount over 15 years, which started January 1998.

SJI - 19

Net periodic benefit cost for the three months ended March 31, 2006 and 2005 related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
Service Cost	$855	$831	$198	$409
Interest Cost	1,786	1,719	471	704
Expected Return on Plan Assets	(2,264)	(1,939)	(349	(409)
Amortization of Loss and Other	793	663	30	39
Net Periodic
Benefit Cost	1,170	1,274	350	743
Capitalized Benefit Costs	(399)	(386)	(98	(221)
Total Net Periodic
Benefit Expense	$771	$888	$252	$522

Capitalized benefit costs reflected in the table above relate to SJG’s construction program.

FUTURE BENEFIT PAYMENTS — The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years (in thousands):

		Other Postretirement
	Pension Benefits	Benefits
2006	$5,937	$2,262
2007	6,028	2,490
2008	6,132	2,636
2009	6,256	2,733
2010	6,369	2,891
2011-2015	35,830	14,537

CONTRIBUTIONS — SJI expects to make no contributions to its pension plan in 2006; however, changes in future investment performance and discount rates may ultimately result in a contribution. SJG has a regulatory obligation to contribute approximately $3.6 million annually to its other postretirement benefit plans’ trusts, less costs incurred directly by the company.

9. RETAINED EARNINGS:

SJG is restricted as to the amount of cash dividends or other distributions that may be paid on its common stock by an order issued by the BPU in July 2004, that granted SJG an increase in base rates. Per the order, SJG is required to maintain total common equity of no less than $289.2 million. SJG’s total common equity balance was $362.1 million at March 31, 2006.

Restrictions also exist under various loan agreements regarding the amount of cash dividends or other distributions that SJG may pay on its common stock. As of March 31, 2006, SJG’s loan restrictions did not affect the amount that may be distributed from either SJG’s or SJI’s retained earnings.

SJI - 20

10. UNUSED LINES OF CREDIT AND COMPENSATING BALANCES:

Bank credit available to SJI totaled $266.0 million at March 31, 2006, of which $143.4 million, inclusive of $21.3 million of letters of credit, was used. Those bank facilities consist of a $100.0 million revolving credit facility that expires in August 2006 and $76.0 million of uncommitted bank lines available to SJG; and a $60.0 million revolving credit facility that expires in August 2007 and $30.0 million of uncommitted bank lines available to SJI. SJI is presently working with all of its banks to extend the existing revolving credit facilities through 2011. The revolving credit facilities contain certain financial covenants measured on a quarterly basis. SJI and SJG were in compliance with these covenants as of March 31, 2006. Borrowings under these lines of credit are at market rates. The weighted-average borrowing cost, which changes daily, was 5.42% and 3.33% at March 31, 2006 and 2005, respectively. We maintain demand deposits with lending banks on an informal basis and they do not constitute compensating balances.

11. COMMITMENTS AND CONTINGENCIES:

CONTRACTUAL CASH OBLIGATIONS — The following table summarizes our contractual cash obligations and their applicable payment due dates as of March 31, 2006 (in thousands):

		Up to	Years	Years	More than
Contractual Cash Obligations	Total	1 Year	2 & 3	4 & 5	5 Years

Long-Term Debt	$337,792	$2,364	$2,479	$10,235	$322,714
Interest on Long-Term Debt	289,509	19,647	38,805	38,685	192,372
Operating Leases	697	299	299	99	—
Construction Obligations	113,272	43,444	69,828	—	—
Commodity Supply Purchase Obligations	427,815	195,367	112,387	49,181	70,880
New Jersey Clean Energy Program	18,383	5,133	13,250	—	—
Other Purchase Obligations	18,676	9,693	8,083	900	—
Total Contractual Cash Obligations	$1,206,144	$275,947	$245,131	$99,100	$585,966

Expected environmental remediation costs and asset retirement obligations are not included in the table above due to the subjective nature of such costs and timing of anticipated payments. As a result, the total obligation cannot be calculated. As discussed in Note 8, we currently do not expect to make a pension contribution in 2006; however, changes in future investment performance and discount rates may ultimately result in a contribution. Furthermore, future pension contributions beyond 2006 cannot be determined at this time. SJG’s regulatory obligation to contribute $3.6 million annually to its other postretirement benefit plans’ trusts, less costs incurred directly by the company, is not included as the duration is indefinite.

GAS SUPPLY CONTRACTS — In the normal course of business, SJG has entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The earliest that any of these contracts expires is October 2007. The transportation and storage service agreements between SJG and its interstate pipeline suppliers were made under Federal Energy Regulatory Commission approved tariffs. SJG's cumulative obligation for demand charges and reservation fees paid to suppliers for these services is approximately $4.4 million per month, which are recovered on a current basis through the BGSS.

SJI - 21

PENDING LITIGATION — SJI is subject to claims arising in the ordinary course of business and other legal proceedings. We accrue liabilities related to these claims when we can determine the amount or range of amounts of probable settlement costs. SJI has been named in, among other actions, certain product liability claims related to our former sand mining subsidiary. Management does not currently anticipate the disposition of any known claims to have a material adverse effect on SJI’s financial position, results of operations or liquidity.

PARENTAL GUARANTEES — As of March 31, 2006, SJI had issued $280.9 million of parental guarantees on behalf of its subsidiaries. Of this total, $215.3 million expire within one year, $17.5 million expire between one and two years and $48.1 million have no expiration date. The vast majority of these guarantees were issued to guarantee payment to third parties with whom our subsidiaries have commodity supply contracts. These contracts contain netting provisions, which permit us to net the ultimate cash payment for monthly buys and sells from/to counterparties. As of March 31, 2006, these guarantees support future firm commitments and $46.8 million of the Accounts Payable recorded on our condensed consolidated balance sheet. As part of our risk management policy, we also require parental guarantees from trading counterparties as applicable. These arrangements are typical in our industry. SJI has also issued several parental guarantees totaling $18.4 million related to Marina’s construction and operating activities.

STANDBY LETTERS OF CREDIT — As of March 31, 2006, SJI provided $62.3 million of standby letters of credit from commercial banks supporting the variable-rate demand bonds issued through the New Jersey Economic Development Authority to finance Marina’s thermal plant project. The agreements under which the letters of credit were issued, contain certain financial covenants measured on a quarterly basis. SJI was in compliance with these covenants as of March 31, 2006.

Also, as of March 31, 2006, SJI has five additional letters of credit outstanding totaling $3.7 million. Two of these letters were posted to different utilities and two more were posted to the PJM Interconnection to enable SJE to market retail electricity. The remaining letter was posted related to ACLE’s construction activity.

ENVIRONMENTAL REMEDIATION COSTS — SJI incurred and recorded costs for environmental cleanup of 12 sites where SJG or its predecessors operated gas manufacturing plants. SJG stopped manufacturing gas in the 1950s. SJI and some of its nonutility subsidiaries also recorded costs for environmental cleanup of sites where SJF previously operated a fuel oil business and Morie maintained equipment, fueling stations and storage.

SJI successfully entered into settlements with all of its historic comprehensive general liability carriers regarding the environmental remediation expenditures at the SJG sites. Also, SJG purchased a Cleanup Cost Cap Insurance Policy limiting the amount of remediation expenditures that SJG will be required to make at 11 of its sites. This Policy will be in force until 2024 at 10 sites and until 2029 at one site. The future cost estimates discussed hereafter are not reduced by projected insurance recoveries from the Cleanup Cost Cap Insurance Policy. The Policy is limited to an aggregate amount of $50.0 million, of which SJG has received $7.9 million through March 31, 2006.

Since the early 1980s, SJI accrued environmental remediation costs of $164.7 million, of which $106.6 million was spent as of March 31, 2006.

SJI - 22

The following table details the amounts expended and accrued for SJI’s environmental remediation for the three months ended March 31, 2006 and the year ended December 31, 2005 (in thousands):

	Three Months Ended March 31, 2006	Year Ended December 31, 2005

Beginning Balance	$60,654	$54,991
Accruals and Adjustments	(76)	11,791
Expenditures	(1,987)	(6,128)
Insurance Recoveries	(473)	-
Ending Balance	$58,118	$60,654

The balances are segregated between current and noncurrent on the condensed consolidated balance sheets under the captions Current Liabilities and Deferred Credits and Other Noncurrent Liabilities.

With the assistance of consulting firms, we estimate that undiscounted future costs to clean up SJG's sites will range from $54.2 million to $203.0 million.  SJG recorded the lower end of this range, $54.2 million, as a liability because a single reliable estimation point is not feasible due to the amount of uncertainty involved in the nature of projected remediation efforts and the long period over which remediation efforts will continue. Four of SJG’s sites comprise a significant portion of these estimates, ranging from a low of $32.8 million and a high of $124.4 million.  Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements. Significant risks surrounding these estimates include unforeseen market price increases for remedial services, property owner acceptance of remedy selection, regulatory approval of selected remedy and remedial investigative findings.

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

SJI - 23

SJG has two regulatory assets associated with environmental costs. The first asset, Environmental Remediation Cost: Expended — Net, represents what was actually spent to clean up former gas manufacturing plant sites. These costs meet the requirements of Statement No. 71. The BPU allows SJG to recover expenditures through the RAC. The other asset, Environmental Remediation Cost: Liability for Future Expenditures, relates to estimated future expenditures determined under the guidance of FASB Statement No. 5, "Accounting for Contingencies." We recorded this amount, which relates to former manufactured gas plant sites, as a regulatory asset under Statement No. 71 with the corresponding amounts reflected on the condensed consolidated balance sheets under Current Liabilities and Deferred Credits and Other Noncurrent Liabilities. The BPU's intent, evidenced by current practice, is to allow SJG to recover the deferred costs over 7-year periods after they are spent. As of March 31, 2006, we reflected SJG's unamortized expended remediation costs of $10.3 million on the condensed consolidated balance sheet under Regulatory Assets. Since implementing the RAC in 1992, SJG has recovered $46.1 million through rates.

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

SJI and SJF estimated their potential exposure for the future remediation of four sites where fuel oil operations existed years ago. Estimates for these sites range from $1.2 million to $4.9 million. We recorded the lower end of this range on the 2006 condensed consolidated balance sheet under Current Liabilities and Deferred Credits and Other Noncurrent Liabilities as of March 31, 2006.

12. SUBSEQUENT EVENT:

On April 20, 2006, SJG issued $25.0 million of secured tax-exempt, auction-rate debt through the New Jersey Economic Development Authority. The auction rate, which resets weekly, was initially set at 3.55%. Of the proceeds from the issue, $14.2 million was invested in interest-bearing securities pending the incurrence of capital costs that qualify for tax-exempt financing. In anticipation of this transaction, SJG previously entered into forward-starting interest rate swap agreements that effectively fixed the interest rate on this debt at 3.43% through January 2036. The debt was issued under SJG’s medium-term note program. An additional $115.0 million of medium-term notes remains available for issuance under that program.

SJI - 24

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

OVERVIEW — South Jersey Industries, Inc. (SJI) is an energy services holding company that provides a variety of products and services through the following wholly owned subsidiaries:

South Jersey Gas Company (SJG) is a regulated natural gas utility. SJG distributed natural gas in the seven southernmost counties of New Jersey to 324,964 customers at March 31, 2006, compared with 316,094 customers at March 31, 2005. SJG also:
• sells natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system; and
• transports natural gas purchased directly from producers or suppliers for its own sales and for some of its customers.

SJI Services, LLC (SJIS) was established January 1, 2006, for the purpose of performing services to SJI and its other subsidiaries such as information technology, human resources, government relations, corporate communications, materials purchasing, fleet management and insurance.

South Jersey Energy Solutions, LLC, (SJES) was established effective January 1, 2006 as a direct subsidiary for the purpose of serving as a holding company for all of SJI’s nonutility businesses. The following businesses are wholly owned subsidiaries of SJES:

1)  South Jersey Energy Company (SJE) acquires and markets natural gas and electricity to retail end users and provides total energy management services to commercial and industrial customers. SJE also markets an air quality monitoring system through AirLogics, LLC. SJE and GZA GeoEnvironmental, Inc., an environmental consulting firm, each have a 50% equity interest in AirLogics.

2)  South Jersey Resources Group, LLC (SJRG) markets wholesale natural gas storage, commodity and transportation in the mid-Atlantic and southern states. SJRG also conducts price-risk management activities by entering into a variety of physical and financial transactions including forward contracts, swap agreements, option contracts and futures contracts. SJRG performs this risk management function for SJG and SJE and enters into the types of financial transactions noted above.

3)  Marina Energy LLC (Marina) develops and operates energy-related projects. Marina's largest project provides cooling, heating and hot water to the Borgata Hotel Casino & Spa in Atlantic City. Marina’s most recent projects include two landfill gas-fired electricity production facilities. Marina owns a 51% equity interest in AC Landfill Energy, LLC (ACLE). ACLE was formed with DCO Energy, LLC to develop and install a 1,400 kilowatt methane-to-electric power generation system at a county-owned landfill in Egg Harbor Township, NJ. Commercial operation of the plant began in March 2005. Marina also owns a 51% equity interest in WC Landfill Energy, LLC (WCLE). WCLE was formed with DCO to develop and install a 3,800 kilowatt methane-to-electric power generation system at a county-owned landfill in White Township, NJ. Commercial operation of the plant is targeted to begin in the summer of 2006.

4)  South Jersey Energy Service Plus, LLC (SJESP) installs residential and small commercial HVAC systems, provides plumbing services and services appliances via the sale of appliance service programs as well as on a time and materials basis in southern New Jersey.

SJES also has a joint venture investment with Conectiv Solutions, LLC in Millennium Account Services, LLC (Millennium). Millennium provides meter reading services to SJG and Atlantic City Electric Company in southern New Jersey.

SJI - 25

FORWARD-LOOKING STATEMENTS AND RISK FACTORS — Certain statements contained in this Quarterly Report may qualify as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Report should be considered forward-looking statements made in good faith and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Words such as “anticipate”, “believe”, “expect”, “estimate”, “forecast”, “goal”, “intend”, “objective”, “plan”, “project”, “seek”, “strategy” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements. These risks and uncertainties include, but are not limited to, the following: general economic conditions on an international, national, state and local level; weather conditions in our marketing areas; changes in commodity costs; changes in the availability of natural gas; regulatory, legislative and court decisions; competition; the availability and cost of capital; costs and effects of legal proceedings and environmental liabilities; the failure of customers or suppliers to fulfill their contractual obligations; and changes in business strategies. A discussion of these and other risks and uncertainties may be found in the Company’s Form 10-K and Annual Report for the year ended December 31, 2005 and in other filings made by us with the Securities and Exchange Commission. These cautionary statements should not be construed by you to be exhaustive and they are made only as of the date of this Quarterly Report on Form 10-Q, or in any document incorporated by reference, at the date of such document. While SJI believes these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, SJI undertakes no obligation to update or revise any of its forward-looking statements, whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES —
ESTIMATES AND ASSUMPTIONS: As described in the notes to our condensed consolidated financial statements, management must make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related disclosures. Actual results could differ from those estimates. Five types of transactions presented in our condensed consolidated financial statements require a significant amount of judgment and estimation. These relate to regulatory accounting, energy derivatives, environmental remediation costs, pension and other postretirement employee benefit costs, and revenue recognition. A discussion of these estimates and assumptions may be found in our Form 10-K for the year ended December 31, 2005.

NEW ACCOUNTING PRONOUNCEMENTS — See detailed discussions concerning New Accounting Pronouncements and their impact on SJI in Note 1 to the condensed consolidated financial statements.

TEMPERATURE ADJUSTMENT CLAUSE — The BPU-approved Temperature Adjustment Clause (TAC) is designed to mitigate the effect of variations in heating season temperatures from historical norms. While SJG records the revenue and earnings impacts of TAC adjustments as incurred, cash inflows or outflows directly attributable to TAC adjustments generally do not begin until the next clause year. Each TAC year begins October 1 and ends May 31 of the subsequent year. The TAC increased (decreased) SJG’s net income by $3.6 million and $(0.9) million for the three months ended March 31, 2006 and 2005, respectively. Weather during the first three months of 2006 was 17.2% warmer than the same period last year, and 12.6% warmer than the 20-year TAC average. Weather during the first three months of 2005 was 5.6% colder than the 20-year TAC average.

REGULATORY ACTIONS — See detailed discussion concerning Regulatory Actions in Note 7 to the condensed consolidated financial statements.

ENVIRONMENTAL REMEDIATION — See detailed discussion concerning Environmental Remediation in Note 11 to the condensed consolidated financial statements.

SJI - 26

CUSTOMER CHOICE LEGISLATION —All residential natural gas customers in New Jersey can choose their gas supplier under the terms of the “Electric Discount and Energy Competition Act of 1999.” As of March 31, 2006, approximately 8,900 of SJG’s residential customers chose a natural gas commodity supplier other than SJG. The number of such customers fell from approximately 85,200 at March 31, 2005, as marketers were unable to offer natural gas at prices competitive with those available under regulated utility tariffs during the later part of 2005 and the first quarter of 2006, due to changing market conditions. Customers purchasing natural gas from providers other than SJG are charged for gas costs by the marketer, not SJG. While customer choice can significantly affect utility revenues and gas costs, it does not affect SJG’s earnings or financial condition (See Results of Operations). The BPU continues to allow for full recovery of prudently incurred natural gas costs through the Basic Gas Supply Service (BGSS) Clause as well as other costs of service, including deferred costs, through tariffs.

For a period of several years, marketers had successfully attracted gas commodity customers by offering natural gas at prices competitive with those available under regulated utility tariffs. More recently, marketers have found it increasingly difficult to compete with the utility under changing market conditions (See caption Operating Revenues - Utility). SJE responded to these difficult market conditions by returning all of their approximately 69,000 residential gas customers to the utility at the end of the third quarter of 2005. SJE began marketing a new residential offer that is more reflective of current market conditions during the first quarter of 2006.

RESULTS OF OPERATIONS:
Operating Revenues — Utility — Revenues, net of intercompany transactions, increased $57.4 million during the first quarter of 2006, compared with the same period in the prior year primarily due to three factors. First, SJG added 8,870 customers during the 12-month period ended March 31, 2006, which represents a 2.8% increase in total customers. Second, 90% of the residential customers and 21% of the commercial customers purchasing their gas from sources other than SJG migrated back to utility sales service over the 12-month period ended March 31, 2006. The total number of transportation customers decreased from 87,132 at March 31, 2005, to only 10,411 at March 31, 2006, as third party marketers found it difficult to compete with the utility’s BGSS rates under current market conditions. The migration of customers from transportation service back to sales service has a direct impact on utility revenues as charges for gas costs are included in sales revenues and not in transportation revenues. However, since gas costs are passed on directly to customers without any profit margin added by SJG, the change in customer utilization of gas marketers did not impact SJG’s earnings.

Third, SJG was granted two BGSS rate increases as a result of substantial increases in wholesale natural gas prices across the country. The first increase in September 2005, resulted in a 4.4% increase in the average residential customer’s bill and 5.0% in the average commercial/industrial customer’s bill. The second was effective in December 2005, and resulted in a 24.3% increase in the average residential customer’s bill and 28.4% in the average commercial/industrial customer’s bill. However, as previously stated, since gas costs are passed on directly to customers without any profit margin added by SJG, the BGSS rate increases did not impact SJG’s profitability.

Partially offsetting the positive factors noted above were lower Off-System Sales and lower customer utilization rates experienced during the three months ended March 31, 2006, compared with the same period in 2005.

Total gas throughput decreased 17.6% for the first three months of 2006, compared with the same period in 2005. Such throughput dropped from 47.0 billion cubic feet (Bcf) during the first quarter of 2005 to 38.7 Bcf during the first quarter of 2006. The lower throughput was primarily due to significantly warmer weather during 2006, as previously discussed under the TAC.

SJI - 27

The following table is a comparison of utility operating revenue and throughput for the three months ended March 31:

	2006	2005

Utility Operating Revenues (Thousands):
Firm Sales -
Residential	$166,436	$97,171
Commercial	51,409	35,204
Industrial	2,014	2,055
Cogeneration & Electric Generation	1,057	849
Firm Transportation -
Residential	1,362	15,486
Commercial	4,221	5,908
Industrial	3,270	3,318
Cogeneration & Electric Generation	-	45

Total Firm Revenues	229,769	160,036

Interruptible	399	415
Interruptible Transportation	634	599
Off-System	41,643	48,905
Capacity Release & Storage	4,302	4,192
Other	334	390
Intercompany Sales	(7,560)	(2,370)

Total Utility Operating Revenues	$269,521	$212,167

Utility Throughput (MMcf):
Firm Sales -
Residential	9,774	8,304
Commercial	3,279	3,353
Industrial	100	100
Cogeneration & Electric Generation	29	65
Firm Transportation -
Residential	312	3,804
Commercial	1,594	2,279
Industrial	3,360	4,139
Cogeneration & Electric Generation	2	11

Total Firm Throughput	18,450	22,055

Interruptible	31	38
Interruptible Transportation	972	855
Off-System	4,118	6,663
Capacity Release & Storage	15,105	17,354

Total Utility Throughput	38,676	46,965

Operating Revenues — Nonutility — Combined revenues for SJI’s nonutility businesses, net of intercompany transactions, decreased by $20.9 million for the first quarter of 2006, compared with the first quarter of 2005.

SJI - 28

SJRG’s revenues increased by $2.9 million for the first quarter of 2006, compared with the first quarter of 2005, due mainly to higher gas prices. This increase was partially offset by lower sales volume attributable to SJE’s turnback of their residential customers to SJG in September 2005.

SJE’s revenues from retail gas decreased by $16.3 million for the first quarter of 2006, compared with the first quarter of 2005, due mainly to a decline in the number of residential and commercial gas customers, resulting from unfavorable market conditions. As the market price for gas has been above the price charged by SJG to its customers, SJE returned all of its approximately 69,000 residential customers to the utility in the third quarter of 2005 and only recently resumed its residential gas marketing efforts. The loss of residential sales revenues was partially offset by higher gas prices. SJE’s revenues from retail electricity decreased by $9.6 million for the first quarter of 2006, compared with the first quarter of 2005, due mainly to the loss of revenues from a large school contract that was not renewed in May 2005. This decrease was partially offset by higher electricity commodity prices and the addition of several industrial customers.

Marina’s revenues increased by $1.1 million for the first quarter of 2006, compared with the first quarter of 2005, due mainly to higher sales rates from our thermal plant and Resorts, and revenue from its ACLE project, that began commercial operations in March 2005.

SJESP’s revenues increased $0.4 million for the first quarter of 2006, compared with the first quarter of 2005, as SJESP continued to add service contracts and from their entrance into the plumbing business in the fall of 2005.

Cost of Sales — Utility — Cost of sales, net of intercompany transactions, increased $59.1 million during the first quarter of 2006 compared with the same period in 2005 due to the increase in SJG’s total customer base, the impact of the migration of customers from transportation service back to sales service, and increased gas costs now being recovered through rates. Changes in the unit cost of gas sold to utility ratepayers do not always directly affect cost of sales. SJG defers fluctuations in gas costs to ratepayers not reflected in current rates to future periods under a BPU-approved Basic Gas Supply Service (BGSS) price structure. As a result of the two BGSS rate increases in 2005, discussed under Operating Revenues-Utility, SJG was able to recover and recognize some of the increase in gas costs experienced during the later part of 2005 and into 2006.

Gas supply sources include contract and open-market purchases. SJG secures and maintains its own gas supplies to serve their sales customers. SJG does not anticipate any difficulty renewing or replacing expiring contracts under acceptable terms and conditions.

Cost of Sales — Nonutility — Combined cost of sales for SJI’s nonutility businesses, net of intercompany transactions, decreased $21.1 million for the first quarter of 2006, compared with the first quarter of 2005.

SJRG’s cost of sales increased $2.2 million for the first quarter of 2006, compared with the first quarter of 2005, mainly due to higher gas prices.

SJE’s cost of retail gas sales decreased by $14.3 million for the first quarter of 2006, compared with the first quarter of 2005, due mainly to lower volumes of gas sold caused by the loss of residential and commercial customers, which was partially offset by higher gas commodity prices. SJE’s cost of retail electricity sales decreased $9.7 million for the first quarter of 2006, compared with the first quarter of 2005, due mainly to the expiration of the school board contract in May 2005. This decrease was partially offset by higher electricity commodity prices and the addition of several industrial customers.

Marina’s cost of sales for the first quarter of 2006 was essentially unchanged for the three months ended March 2005.

 SJESP’s cost of sales increased $0.3 million for the first quarter of 2006, compared with the first quarter of 2005, due mainly to customer growth.

SJI - 29

Operations Expense — A summary of net changes in operations expense, for the three months ended March 31 follows (in thousands):

2006 vs. 2005

Utility	$(1,457)
Nonutility:
Wholesale Gas	257
Retail Gas and Other	(1,120)
Retail Electricity	(36)
On-Site Energy Production	396
Appliance Service	(23)
Total Nonutility	(526)
Corporate and Services	1,926
Intercompany Eliminations	(2,473)
Total Operations	$(2,530)

Utility Operations expense decreased $1.6 million during the first quarter of 2006, compared with the same period in the prior year primarily due to a $1.0 million decrease in costs under the New Jersey Clean Energy Programs (NJCEP). Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting decrease in revenues during the period. The BPU-approved NJCEP allows for full recovery of costs, including carrying costs when applicable. As a result, the decrease in expense had no impact on SJG’s net income. SJG also experienced lower pension and other postretirement benefit costs during the quarter as detailed in Note 8 to the condensed consolidated financial statements. Such reductions were the result of earnings on additional contributions to both plans in addition to savings resulting from the early retirement plan offered in 2004 and 2005.

Nonutility Retail Gas and Other Operations expense decreased for the first quarter of 2006, compared with the first quarter of 2005, mainly due to a significant uncollectible reserve adjustment following a bankruptcy declaration by one of SJE’s industrial gas customers in 2005.

Corporate and Services increased for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005, mainly due to the formation of SJI Services, LLC (SJIS) effective January 1, 2006. Common services such as information technology, human resources, government relations, corporate communications, materials purchasing, fleet management and insurance were transferred to SJIS and were mostly housed within SJG prior to January 1, 2006. Because these costs are allocated to our operating subsidiaries, they are eliminated in consolidation.

Other Operating Expenses — A summary of changes in other consolidated operating expenses for the three months ended March 31 as follows (in thousands):

2006 vs. 2005
Maintenance	$(88)
Depreciation	469
Energy and Other Taxes	(427)

Depreciation expense increased for the three months ended March 31, 2006, compared with the three months ended March 31, 2005, due mainly to SJG’s continuing investment in utility plant.

Energy and Other Taxes decreased for the first three months of 2006, compared with the same period in 2005, primarily due to lower energy-related taxes based on the decreased sales volumes in 2006. This was partially offset by a slight increase in SJG’s revenue-based taxes resulting from higher revenues, as discussed in detail under Operating Revenues-Utility.

SJI - 30

Interest Charges — Interest charges increased by $1.1 million for the first three months of 2006, compared with the same period in 2005, due primarily to higher levels of short-term debt and higher interest rates on short-term debt. Short-term debt levels rose to support our capital expenditures, which we had not yet financed with long-term debt. A steep rise in short-term interest rates was driven by a series of interest rate hikes enacted by the Federal Reserve Bank over the periods covered by this Report. The increase in interest charges associated with short-term debt was partially offset by lower levels of long-term debt outstanding during the first three months of 2006, compared with the same period in 2005. Debt is incurred primarily to expand and upgrade SJG’s gas transmission and distribution system, to support seasonal working capital needs related to inventories, customer receivables, and to develop energy projects.

LIQUIDITY AND CAPITAL RESOURCES — Liquidity needs are driven by factors that include natural gas commodity prices; the impact of weather on customer bills; lags in fully collecting gas costs from customers under the Basic Gas Supply Service charge; working capital needs of our energy trading and marketing activities; the timing of construction and remediation expenditures and related permanent financings; mandated tax payment dates; both discretionary and required repayments of long-term debt; and the amounts and timing of dividend payments.

Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $50.1 million and $94.1 million for the three months ended March 31, 2006 and 2005, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, inventory utilization and gas cost recoveries. Net cash provided by operating activities in the first quarter of 2006 was heavily impacted by these factors as collection of much higher fuel costs incurred by SJG during 2005 was deferred until the first quarter 2006. On December 15, 2005, SJG was authorized by the BPU to increase the rates it charges customers by 24.3% for residential and 28.4% for commercial/industrial customers. The increase enables SJG to recover from its customers the higher cost of gas that has been and will be delivered to them during 2005 and 2006. However, since SJG’s BGSS rates are billed based upon volumes of gas sold and warm winter weather reduced demand for gas, gas cost recovery was slowed. Changes in Accounts Receivable, Inventories and Accounts Payable on the condensed consolidated statements of cash flows for the first quarter of 2006 reflected the impact of higher gas prices and warm weather experienced during the first quarter of 2006 compared with the same quarter in 2005. We use short-term borrowings under lines of credit from commercial banks to supplement cash from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, we refinance short-term debt incurred to finance capital expenditures with long-term debt.

SJI’s operations are also subject to seasonal fluctuations. Significant changes in the balances of Current Assets and Current Liabilities can occur from the end of one reporting period to another, as evidenced by the changes on the condensed consolidated balance sheets. During the first quarter, gas is typically withdrawn from storage to meet heightened winter demand levels. Due to unseasonably warm weather experienced during the fourth quarter of 2005 and the first quarter of 2006, withdrawals from inventory were lower than normal. Consequently, the cash flow benefit received from reducing inventory was less than expected. However, since SJG and SJRG fill their storage during the second and third quarters, the high level of gas inventory maintained as of March 31, 2006 is expected to result in reduced cash outflows during the next two quarters.  SJG also ends each calendar year in a prepaid tax position due to mandatory prepayment requirements on all state taxes.  Such prepayments are credited against amounts otherwise due during the first quarter of the subsequent year, further improving first quarter liquidity.

Bank credit available to SJI totaled $266.0 million at March 31, 2006, of which $143.4 million, inclusive of $21.3 million of letters of credit, was used. Those bank facilities consist of a $100.0 million revolving credit facility that expires in August 2006, $76.0 million of uncommitted bank lines available to SJG, a $60.0 million revolving credit facility that expires in August 2007, and $30.0 million of uncommitted bank lines available to SJI. SJI is presently working with all of its banks to extend the existing revolving credit facilities through 2011. We anticipate the extended agreements to be in place during the second quarter of 2006. The revolving credit facilities contain certain financial covenants measured on a quarterly basis. SJI and SJG were in compliance with these covenants as of March 31, 2006. Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business’ future liquidity needs.

SJI - 31

SJI supplements its operating cash flow and credit lines with both debt and equity capital. Over the years, SJG has used long-term debt, primarily in the form of First Mortgage Bonds and Medium Term Notes (MTN), secured by the same pool of utility assets, to finance its long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment. In September of 2005, SJG established a new $150.0 million MTN program and issued a $10.0 million note under the program at a rate of 5.45%, maturing in 2035. The proceeds of the 2005 note issue were used to refinance a $10.0 million, 7.9% note issued under a previous MTN program that was called for redemption in July 2005.

On April 20, 2006, SJG issued $25.0 million of secured tax-exempt, auction-rate debt through the New Jersey Economic Development Authority. The auction rate, which resets weekly, was initially set at 3.55%. In anticipation of this transaction, SJG previously entered into forward-starting interest rate swap agreements that effectively fixed the interest rate on this debt at 3.43% through January 2036. The debt was issued under SJG’s MTN program. An additional $115.0 million of medium-term notes remains available for issuance under that program.

On March 16, 2006, Marina issued $16.4 million of tax-exempt Series A variable-rate bonds, through the New Jersey Economic Development Authority due in 2036. The proceeds are being used to fund construction costs related to Marina’s Atlantic City thermal plant expansion which will serve Borgata’s expanded resort expected to open in the second quarter of 2006. Investors in the bonds receive liquidity and credit support via letters of credit provided by commercial banks. The underlying letters of credit that provide liquidity support for the weekly remarketing of the variable-rate demand bonds are issued under agreements that expire in August and September 2007.

SJI has raised equity capital over the past several years through its Dividend Reinvestment Plan (DRP). Participants in SJI's DRP receive newly issued shares. We offer a 2% discount on DRP investments as it is the most cost-effective way to raise equity capital in the quantities we are seeking. Through the DRP, SJI raised $1.0 million of equity capital by issuing 33,099 shares for the three months ended March 31, 2006 and $31.9 million of equity capital by issuing 1,141,590 shares for the year ended December 31, 2005. We anticipate raising less than $10.0 million of additional equity capital through the DRP in 2006, thereby maintaining an equity-to-capitalization ratio close to 50%.

SJI’s capital structure was as follows:

	As of	As of
	March 31, 2006	December 31, 2005

Common Equity	47.7%	45.5%
Long-Term Debt	38.1%	37.1%
Short-Term Debt	14.2%	17.4%
Total	100.0%	100.0%

SJG’s long-term, senior secured debt is rated “A” and “Baa1” by Standard & Poor’s and Moody’s Investor Services, respectively. These ratings have not changed in the past five years.

SJG is restricted as to the amount of cash dividends or other distributions that may be paid on its common stock by an order issued by the BPU in July 2004, that granted SJG an increase in base rates. Per the order, SJG is required to maintain total common equity of no less than $289.2 million. SJG’s total common equity balance was $362.1 million at March 31, 2006.

CAPITAL EXPENDITURES, COMMITMENTS AND CONTINGENCIES:
Capital Expenditures — SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental remediation costs. Net cash outflows for construction and remediation projects for the three months ended March 31, 2006 amounted to $20.4 million and $1.0 million, respectively. We estimate the net cash outflows for construction and remediation projects for 2006, 2007 and 2008 to be approximately $54.7 million, $46.6 million and $46.1 million, respectively. Included in the 2006 estimates is $8.9 million in capital costs accrued but not paid as of December 31, 2005, primarily related to two large special projects totaling $12.1 million for SJG pipeline installation.

SJI - 32

Commitments and Contingencies — SJI is obligated on the letters of credit supporting the VRDBs issued through the New Jersey Economic Development Authority by Marina. Commercial banks have issued $62.3 million of renewing letters of credit to support the financing of the original construction and current expansion of Marina’s Atlantic City thermal plant project. The agreements under which the letters of credit were issued contain certain financial covenants measured on a quarterly basis. SJI was in compliance with these covenants as of March 31, 2006.

SJG has certain commitments for both pipeline capacity and gas supply for which it pays fees regardless of usage. Those commitments as of March 31, 2006, average $46.6 million annually and total $236.3 million over the contracts’ lives. Approximately 53% of the financial commitment under these contracts expires during the next five years. We expect to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred costs through rates via the Basic Gas Supply Service clause.

The following table summarizes our contractual cash obligations and their applicable payment due dates as of March 31, 2006 (in thousands):

		Up to	Years	Years	More than
Contractual Cash Obligations	Total	1 Year	2 & 3	4 & 5	5 Years

Long-Term Debt	$337,792	$2,364	$2,479	$10,235	$322,714
Interest on Long-Term Debt	289,509	19,647	38,805	38,685	192,372
Operating Leases	697	299	299	99	—
Construction Obligations	113,272	43,444	69,828	—	—
Commodity Supply Purchase Obligations	427,815	195,367	112,387	49,181	70,880
New Jersey Clean Energy Program	18,383	5,133	13,250	—	—
Other Purchase Obligations	18,676	9,693	8,083	900	—
Total Contractual Cash Obligations	$1,206,144	$275,947	$245,131	$99,100	$585,966

Expected environmental remediation costs and asset retirement obligations are not included in the table above due to the subjective nature of these costs and the timing of anticipated payments. As a result, the total obligation cannot be calculated. As discussed in Note 8 to the condensed consolidated financial statements, we currently do not expect to make a pension contribution in 2006; however, changes in future investment performance and discount rates may ultimately result in a contribution. Furthermore, future pension contributions beyond 2006 cannot be determined at this time. SJG’s regulatory obligation to contribute approximately $3.6 million annually to its other postretirement benefit plans’ trusts, less costs incurred directly by the company, is not included as the duration is indefinite.

Off-Balance Sheet Arrangements — SJI has no off-balance sheet financing arrangements.

Parental Guarantees — As of March 31, 2006, SJI had issued $280.9 million of parental guarantees on behalf of its subsidiaries. Of this total, $215.3 million expire within one year, $17.5 million expire between one and two years, and $48.1 million have no expiration date. The vast majority of these guarantees were issued as guarantees of payment to third parties with whom our subsidiaries have commodity supply contracts. These contracts contain netting provisions, which permit us to net the ultimate cash payment for monthly buys and sells from/to counterparties. As of March 31, 2006, these guarantees support future firm commitments and $46.8 million of the Accounts Payable recorded on our condensed consolidated balance sheet. As part of our risk management policy, we also require parental guarantees from trading counterparties as applicable. These arrangements are typical in our industry. SJI has also issued several parental guarantees totaling $18.4 million related to Marina’s construction and operating activities.

SJI - 33

Pending Litigation — SJI is subject to claims arising in the ordinary course of business and other legal proceedings. We accrue liabilities related to claims when we can determine the amount or range of amounts of probable settlement costs. SJI has been named in, among other actions, certain product liability claims related to our former sand mining subsidiary. Management does not currently anticipate the disposition of any known claims to have a material adverse effect on SJI’s financial position, results of operations or liquidity.

Union Contract — In November 2004, our largest bargaining unit voted to ratify a new, 4-year contract. The contract covers the period from the old contract’s expiration on January 15, 2005 through January 14, 2009. Terms of the contract include annual wage increases ranging from 3.0% to 3.5% over the contract’s life, health care plan redesign, the establishment of caps on payments for postretirement medical benefits, and the implementation of separate wage and benefit packages for new hires. With this agreement, all unionized personnel, which represent 61% of our workforce at March 31, 2006, are operating under agreements that run through at least January 2008.

SJI - 34

Item 3. Quantitative and Qualitative Disclosures About Market Risk of the Company (Unaudited)

Commodity Market Risks — Certain regulated and nonregulated SJI subsidiaries are involved in buying, selling, transporting and storing natural gas and buying and selling retail electricity for their own accounts as well as managing these activities for other third parties. These subsidiaries are subject to market risk due to price fluctuations. To hedge against this risk, we enter into a variety of physical and financial transactions including forward contracts, swaps, futures and options agreements. To manage these transactions, SJI has a well-defined risk management policy approved by our Board of Directors that includes volumetric and monetary limits. Management reviews reports detailing activity daily. Generally, the derivative activities described above are entered into for risk management purposes.

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

SJRG and SJE entered into certain contracts to purchase, sell, and transport natural gas. For those derivatives not designated as hedges, we recorded the net unrealized pre-tax gain of $5.0 million and $4.1 million in earnings during the three months ended March 31, 2006 and 2005, respectively, which are included with realized gains and losses in Operating Revenues — Nonutility. The majority of SJRG's, SJE's, and SJG’s contracts are typically less than 12 months long. The fair value and maturity of all these energy trading and hedging contracts determined under the mark-to-market method as of March 31, 2006 is as follows (in thousands):

Assets	Source of	Maturity	Maturity	Beyond
	Fair Value	< 1 Year	1 - 3 Years	3 Years	Total

Prices Actively Quoted	NYMEX
Trading		$9,336	$2,150	$921	$12,407
Hedging		5,039	908	—	5,947
Subtotal		14,375	3,058	921	18,354

Other External Sources	Basis
Trading		7,197	1,248	84	8,529
Hedging		381	—	—	381
Subtotal		7,578	1,248	84	8,910
Total		$21,953	$4,306	$1,005	$27,264

SJI - 35

Liabilities	Source of	Maturity	Maturity	Beyond
	Fair Value	< 1 Year	1 - 3 Years	3 Years	Total

Prices Actively Quoted	NYMEX
Trading		$16,406	$2,054	$839	$19,299
Hedging		8,294	616	—	8,910
Subtotal		24,700	2,670	839	28,209

Other External Sources	Basis
Trading		3,634	237	—	3,871
Hedging		269	—	—	269
Subtotal		3,903	237	—	4,140
Total		$28,603	$2,907	$839	$32,349

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Contracted volumes of our NYMEX and Basis Contracts are 13.6 million decatherms with a weighted-average settlement price of $9.54 per decatherm.

A reconciliation of SJI's estimated net fair value of energy-related derivatives, including hedging contracts, follows (in thousands):

Net Derivatives — Energy Related Assets, January 1, 2006	$2,636
Contracts Settled During Quarter Ended March 31, 2006, Net	1,398
Other Changes in Fair Value from Continuing and New Contracts, Net	(9,119)

Net Derivatives — Energy Related Liabilities, March 31, 2006	$(5,085)

Interest Rate Risk — Our exposure to interest-rate risk relates primarily to short-term, variable-rate borrowings. Short-term, variable-rate debt outstanding at March 31, 2006 was $122.1 million and averaged $136.2 million during the first quarter of 2006. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in an $804,000 increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2005 — 194 b.p. increase; 2004 — 115 b.p. increase; 2003 — 28 b.p. decrease; 2002 — 74 b.p. decrease; and 2001 — 383 b.p. decrease. For March 2006, our average interest rate on variable-rate debt was 5.22%.

We issue long-term debt either at fixed rates or uses interest rate derivatives to fix interest rates on variable-rate, long-term debt. As of March 31, 2006, the interest costs on all but $1.1 million of our long-term debt was either at a fixed-rate or at a rate fixed via an interest rate derivative. Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates.

SJI - 36

As of March 31, 2006, SJI’s active interest rate swaps were as follows:

Amount		Fixed Interest Rate	Start Date	Maturity	Type	Amortization
$ 6,000,000	*	4.550%	11/19/2001	12/01/2007	Taxable	Yes
$ 3,900,000		4.795%	12/01/2004	12/01/2014	Taxable	No
$ 8,000,000		4.775%	11/12/2004	11/12/2014	Taxable	No
$ 20,000,000		4.080%	11/19/2001	12/01/2011	Tax-exempt	No
$ 14,500,000		3.905%	03/17/2006	01/15/2026	Tax-exempt	No
$ 500,000		3.905%	03/17/2006	01/15/2026	Tax-exempt	No
$ 330,000		3.905%	03/17/2006	01/15/2026	Tax-exempt	No
$ 12,500,000	**	3.430%	12/01/2006	02/01/2036	Tax-exempt	No
$ 12,500,000	**	3.430%	12/01/2006	02/01/2036	Tax-exempt	No
$ 7,100,000		4.895%	02/01/2006	02/01/2016	Taxable	No

*   Amount reduced to $6.0 million on 12/01/05, and further reduces to $3.0 million on 12/01/06.
** SJG entered into these forward-starting swaps in anticipation of the issuance of $25.0 million of auction-rate bonds that were issued in April 2006.

SJI - 37

Item 4. Controls and Procedures

       Management has established controls and procedures to ensure that material information relating to SJI, including its consolidated subsidiaries, is made known to the officers who certify its financial reports and to other members of senior management and the Board of Directors.

Based upon their evaluation as of the end of the period of this report, the principal executive officer and the principal financial officer of SJI have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) employed at SJI are effective to ensure that the information required to be disclosed by SJI in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

       No change in SJI’s internal control over financial reporting occurred during SJI’s first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SJI - 38

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item is incorporated by reference to Part I, Item 1, Note 11, beginning on page 22.

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

SJI - 39

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY INDUSTRIES, INC.
(Registrant)

Dated: May 9, 2006	By: /s/ Edward J. Graham
Edward J. Graham
Chairman, President & Chief Executive Officer

Dated: May 9, 2006	By: /s/ David A. Kindlick
David A. Kindlick
Vice President & Chief Financial Officer

SJI - 40