Form 10-Q
period 2006-06-30
SOUTH JERSEY INDUSTRIES INC
filed 2006-08-09
CIK 91928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

 As of August 1, 2006, there were 29,232,801 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements — See Pages 2 through 24

SJI -1

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Three Months Ended
	June 30,
	2006	2005

Operating Revenues:
Utility	$95,107	$84,759
Nonutility	60,425	69,280

Total Operating Revenues	155,532	154,039

Operating Expenses:
Cost of Sales - Utility	66,141	53,787
Cost of Sales - Nonutility	47,484	57,114
Operations	14,742	16,131
Maintenance	1,365	1,511
Depreciation	6,396	5,971
Energy and Other Taxes	1,891	2,117

Total Operating Expenses	138,019	136,631

Operating Income	17,513	17,408

Other Income and Expense	646	(55)

Interest Charges	(6,217)	(4,922)

Income Before Income Taxes	11,942	12,431

Income Taxes	(5,044)	(5,091)

Equity in Affiliated Companies	331	215

Income from Continuing Operations	7,229	7,555

Loss from Discontinued Operations - Net	(63)	(182)

Net Income	$7,166	$7,373

Basic Earnings Per Common Share:
Continuing Operations	$0.248	$0.270
Discontinued Operations - Net	$(0.002)	$(0.006)

Basic Earnings Per Common Share	$0.246	$0.264

Average Shares of Common Stock Outstanding - Basic	29,162	27,953

Diluted Earnings Per Common Share:
Continuing Operations	$0.247	$0.268
Discontinued Operations - Net	$(0.002)	$(0.006)

Diluted Earnings Per Common Share	$0.245	$0.262

Average Shares of Common Stock Outstanding - Diluted	29,226	28,180

Dividends Declared per Common Share	$0.2250	$0.2125

The accompanying notes are an integral part of the consolidated financial statements.

SJI -2

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Six Months Ended
	June 30,
	2006	2005

Operating Revenues:
Utility	$364,628	$296,926
Nonutility	155,880	185,683

Total Operating Revenues	520,508	482,609

Operating Expenses:
Cost of Sales - Utility	267,201	195,762
Cost of Sales - Nonutility	129,540	160,255
Operations	32,409	36,328
Maintenance	2,770	3,004
Depreciation	12,738	11,844
Energy and Other Taxes	6,622	7,275

Total Operating Expenses	451,280	414,468

Operating Income	69,228	68,141

Other Income and Expense	794	329

Interest Charges	(12,583)	(10,227)

Income Before Income Taxes	57,439	58,243

Income Taxes	(23,854)	(24,205)

Equity in Affiliated Companies	710	409

Income from Continuing Operations	34,295	34,447

Loss from Discontinued Operations - Net	(229)	(326)

Net Income	$34,066	$34,121

Basic Earnings Per Common Share:
Continuing Operations	$1.179	$1.236
Discontinued Operations - Net	$(0.008)	$(0.012)

Basic Earnings Per Common Share	$1.171	$1.224

Average Shares of Common Stock Outstanding - Basic	29,097	27,876

Diluted Earnings Per Common Share:
Continuing Operations	$1.176	$1.226
Discontinued Operations - Net	$(0.008)	$(0.012)

Diluted Earnings Per Common Share	$1.168	$1.214

Average Shares of Common Stock Outstanding - Diluted	29,163	28,102

Dividends Declared per Common Share	$0.4500	$0.4250

The accompanying notes are an integral part of the consolidated financial statements.

SJI -3

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	June 30,
	2006	2005

Net Income	$7,166	$7,373

Other Comprehensive Income (Loss), Net of Tax:

Change in Fair Value of Investments	(67)	121
Change in Fair Value of Derivatives - Other	879	(1,271)
Change in Fair Value of Derivatives - Energy Related	(832)	(4,538)

Other Comprehensive Income (Loss) - Net of Tax	(20)	(5,688)

Comprehensive Income	$7,146	$1,685

	Six Months Ended
	June 30,
	2006	2005

Net Income	$34,066	$34,121

Other Comprehensive Income (Loss), Net of Tax:

Change in Fair Value of Investments	90	78
Change in Fair Value of Derivatives - Other	2,103	(886)
Change in Fair Value of Derivatives - Energy Related	3,665	(4,581)

Other Comprehensive Income (Loss) - Net of Tax	5,858	(5,389)

Comprehensive Income	$39,924	$28,732

The accompanying notes are an integral part of the consolidated financial statements.

SJI -4

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)
	Six Months Ended
	June 30,
	2006	2005

Cash Flows from Operating Activities:
Income from Continuing Operations	$34,295	$34,447
Adjustments to Reconcile Income from Continuing Operations
to Net Cash Provided by Operating Activities:
Depreciation and Amortization	13,684	13,287
Unrealized Gain on Derivatives - Energy Related	(3,761)	(2,117)
Provision for Losses on Accounts Receivable	335	1,925
Stock-Based Compensation Charge	468	745
Revenues and Fuel Costs Deferred - Net	4,844	(4,943)
Deferred and Noncurrent Income Taxes and Credits - Net	258	6,208
Environmental Remediation Costs - Net	(3,513)	(797)
Gas Plant Cost of Removal	(670)	(443)
Changes in:
Accounts Receivable	78,259	49,594
Inventories	4,243	9,988
Other Prepayments and Current Assets	(625)	(1,389)
Prepaid and Accrued Taxes - Net	(5,529)	(1,972)
Accounts Payable and Other Accrued Liabilities	(90,114)	(24,682)
Other Assets	(1,008)	6,858
Other Liabilities	10,562	461
Discontinued Operations	12	(462)

Net Cash Provided by Operating Activities	41,740	86,708

Cash Flows from Investing Activities:
Net (Purchase of) Proceeds from Sale of Restricted Investments	(21,284)	12,041
Capital Expenditures	(42,253)	(38,802)
Net Other	(650)	395

Net Cash Used in Investing Activities	(64,187)	(26,366)

Cash Flows from Financing Activities:
Net Repayments of Lines of Credit	(2,700)	(38,775)
Proceeds from Issuance of Long-Term Debt	41,400	-
Principal Repayments of Long-Term Debt	(2,334)	(12,788)
Dividends on Common Stock	(13,116)	(12,127)
Proceeds from Sale of Common Stock	2,535	4,683
Payments for Issuance of Long-Term Debt	(1,286)	(100)
Premium for Early Retirement of Long-Term Debt	-	(184)
Redemption of Preferred Stock	-	(1,690)

Net Cash Provided by (Used in) Financing Activities	24,499	(60,981)

Net Increase (Decrease) in Cash and Cash Equivalents	2,052	(639)
Cash and Cash Equivalents at Beginning of Period	4,884	5,272

Cash and Cash Equivalents at End of Period	$6,936	$4,633

Supplemental Disclosures of Non-Cash Investing Activities:
Capital Expenditures acquired on account but unpaid as of June 30	$7,419	$9,710

The accompanying notes are an integral part of the consolidated financial statements.

SJI -5

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands)

	(Unaudited)
	June 30,	December 31,
	2006	2005
Assets

Property, Plant and Equipment:
Utility Plant, at original cost	$1,055,207	$1,030,028
Accumulated Depreciation	(248,236)	(241,242)
Nonutility Property and Equipment, at cost	104,609	94,623
Accumulated Depreciation	(7,033)	(6,061)

Property, Plant and Equipment - Net	904,547	877,348

Investments:
Available-for-Sale Securities	5,817	5,642
Restricted	29,518	8,234
Investment in Affiliates	1,473	2,094

Total Investments	36,808	15,970

Current Assets:
Cash and Cash Equivalents	6,936	4,884
Accounts Receivable	106,357	139,142
Unbilled Revenues	12,756	59,066
Provision for Uncollectibles	(5,370)	(5,871)
Natural Gas in Storage, average cost	128,492	117,542
Materials and Supplies, average cost	2,989	4,758
Deferred Income Taxes - Net	-	624
Prepaid Taxes	17,781	13,061
Derivatives - Energy Related Assets	19,758	24,408
Other Prepayments and Current Assets	6,054	5,415

Total Current Assets	295,753	363,029

Regulatory and Other Noncurrent Assets:
Regulatory Assets	119,382	121,483
Prepaid Pension	28,920	30,075
Derivatives - Energy Related Assets	8,145	5,080
Derivatives - Other	3,041	-
Unamortized Debt Issuance Costs	8,181	7,147
Contract Receivables	13,920	14,766
Other	6,692	6,814

Total Regulatory and Other Noncurrent Assets	188,281	185,365

Total Assets	$1,425,389	$1,441,712
The accompanying notes are an integral part of the consolidated financial statements.

SJI -6

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands)

	(Unaudited)
	June 30,	December 31,
	2006	2005
Capitalization and Liabilities

Common Equity:
Common Stock	$36,471	$36,228
Premium on Common Stock	234,939	231,861
Accumulated Other Comprehensive Loss	(2,942)	(8,801)
Retained Earnings	155,306	134,357

Total Common Equity	423,774	393,645

Long-Term Debt	358,133	319,066

Total Capitalization	781,907	712,711

Minority Interest	458	394

Current Liabilities:
Notes Payable	144,600	147,300
Current Maturities of Long-Term Debt	2,363	2,364
Accounts Payable	74,811	179,023
Customer Deposits and Credit Balances	21,144	12,534
Environmental Remediation Costs	24,418	18,165
Taxes Accrued	6,725	7,456
Derivatives - Energy Related Liabilities	28,375	21,957
Deferred Income Taxes - Net	4,529	-
Deferred Contract Revenues	3,886	5,077
Dividends Payable	6,565	-
Interest Accrued	6,260	6,258
Other Current Liabilities	3,359	6,078

Total Current Liabilities	327,035	406,212

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	168,642	169,423
Investment Tax Credits	2,633	2,795
Pension and Other Postretirement Benefits	18,263	18,941
Asset Retirement Obligations	23,363	22,588
Environmental Remediation Costs	32,368	42,489
Derivatives - Energy Related Liabilities	9,206	4,895
Derivatives - Other	-	491
Regulatory Liabilities	55,159	54,002
Other	6,355	6,771

Total Deferred Credits
and Other Noncurrent Liabilities	315,989	322,395

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$1,425,389	$1,441,712

The accompanying notes are an integral part of the consolidated financial statements.

SJI -7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Consolidation— The consolidated financial statements include the accounts of South Jersey Industries, Inc. (SJI), its wholly owned subsidiaries and subsidiaries in which we have a controlling interest. We eliminate all significant intercompany accounts and transactions. In our opinion, the consolidated financial statements reflect all normal and recurring adjustments needed to fairly present SJI’s financial position and operating results at the dates and for the periods presented. Our businesses are subject to seasonal fluctuations and, accordingly, this interim financial information should not be the basis for estimating the full year’s operating results. These financial statements should be read in conjunction with SJI’s 2005 Form 10-K and annual report.

Equity Investments— We classify marketable equity investments purchased as long-term investments as Available-for-Sale Securities on our consolidated balance sheets and carry them at their fair value. Any unrealized gains or losses are included in Accumulated Other Comprehensive Loss. SJI, through a wholly owned subsidiary, currently holds a 50% non-controlling interest in one affiliated company and accounts for the investment under the equity method. We include the operations of this affiliated company on a pre-tax basis in the statements of consolidated income under Equity in Affiliated Companies.

Estimates and Assumptions— We prepare our consolidated financial statements to conform with accounting principles generally accepted in the United States of America. Management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements and related disclosures. Therefore, actual results could differ from those estimates. Significant estimates include amounts related to regulatory accounting, energy derivatives, environmental remediation costs, pension and other postretirement benefit costs, and revenue recognition.

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

Revenues— Gas and electric revenues are recognized in the period the commodity is delivered and customers are billed monthly. For SJG and South Jersey Energy Company (SJE) retail customers not billed at the end of each month, we record an estimate to recognize unbilled revenues for gas and electricity delivered from the date of the last meter reading to the end of the month. South Jersey Resources Group, LLC’s (SJRG) gas revenues are recognized in the period the commodity is delivered and customers are billed monthly. We defer and recognize revenues related to South Jersey Energy Service Plus, LLC (SJESP) appliance service contracts seasonally over the full 12-month terms of the contracts. Revenue related to services provided on a time and materials basis is recognized on a monthly basis as the jobs are completed. Marina Energy LLC (Marina) recognizes revenue on a monthly basis as services are provided and for on-site energy production that is delivered to its customers.

The BPU allows SJG to recover all prudently incurred gas costs through the Basic Gas Supply Service clause (BGSS). SJG collects these costs on a forecasted basis upon BPU order. SJG defers over/under-recoveries of gas costs and includes them in the following year's BGSS filing. SJG pays interest on the net overcollected BGSS balances at the rate of return on rate base utilized by the BPU to set rates in its last base rate proceeding.

SJI -8

 SJG's tariff also includes a Temperature Adjustment Clause (TAC) and a Societal Benefits Clause (SBC). Within the SBC are a Remediation Adjustment Clause (RAC), a New Jersey Clean Energy Program (NJCEP), a Universal Service Fund (USF) program, and a Consumer Education Program (CEP) which was terminated in April 2006. The TAC provides stability to SJG’s earnings and its customers’ bills by normalizing the impact of extreme winter temperatures. The RAC recovers environmental remediation costs of former gas manufacturing plants and the NJCEP recovers costs associated with our energy efficiency and renewable energy programs. The USF is a statewide customer assistance program that utilizes utilities as a collection agent. The CEP recovered costs associated with providing education to the public concerning customer choice. TAC adjustments affect revenue, earnings and cash flows since colder-than-normal weather can generate credits to customers, while warmer-than-normal weather can result in additional billings. RAC adjustments affect revenue and cash flows but do not directly affect earnings because SJG defers and recovers related costs through rates over 7-year amortization periods. NJCEP, CEP and USF adjustments also affect revenue and cash flows but do not directly affect earnings, as related costs are deferred and customer credits are recovered through rates on an ongoing basis.

Accounts Receivable and Provision for Uncollectible Accounts— Accounts receivable are carried at the amount owed by customers. A provision for uncollectible accounts is established based on our collection experience and an assessment of the collectibility of specific accounts.

Property, Plant and Equipment— For regulatory purposes, utility plant is stated at original cost, which may be different than SJG’s cost if the assets were acquired from another regulated entity. Nonutility plant is stated at cost. The cost of adding, replacing and renewing property is charged to the appropriate plant account.

Depreciation— SJG depreciates utility plant on a straight-line basis over the estimated remaining lives of the various property classes. These estimates are periodically reviewed and adjusted as required after BPU approval. The composite annual rate for all depreciable utility property was approximately 2.4% in 2005 and 2.3% for the first six months of 2006. Except for retirements outside the normal course of business, accumulated depreciation is charged with the cost of depreciable utility property retired, less salvage. Nonutility property depreciation is computed on a straight-line basis over the estimated useful lives of the property, ranging up to 50 years. Gain or loss on the disposition of nonutility property is recognized in net income.

Capitalized Interest— SJG capitalizes interest on construction at the rate of return on rate base utilized by the BPU to set rates in its last base rate proceeding. Marina capitalizes interest on construction projects in progress based on the actual cost of borrowed funds. SJG’s amounts are included in Utility Plant and Marina’s amounts are included in Nonutility Property and Equipment on the consolidated balance sheets. Interest Charges are presented net of capitalized interest on the consolidated statements of income. SJI capitalized interest as follows (in thousands):

	June 30, 2006	June 30, 2005

Quarter Ended:
SJG	$109	$253
Marina	302	48
Total	$411	$301

Six Months Ended:
SJG	$208	$543
Marina	616	69
Total	$824	$612

Impairment of Long-Lived Assets— We review the carrying amount of long-lived assets for possible impairment whenever events or changes in circumstances indicate that such amounts may not be recoverable. For the six months ended June 30, 2006 and the year ended December 31, 2005, no significant impairments were identified.

SJI -9

Derivative Instruments— Certain SJI subsidiaries are involved in buying, selling, transporting and storing natural gas and buying and selling retail electricity for their own accounts as well as managing these activities for other third parties. These subsidiaries are subject to market risk due to commodity price fluctuations. To manage this risk, our companies enter into a variety of physical and financial transactions including forward contracts, swap agreements, options contracts and futures contracts.

SJI structured its subsidiaries so that SJG and SJE transact commodities on a physical basis and typically do not directly enter into positions that financially settle. SJRG performs this risk management function for these entities and enters into the types of financial transactions noted above. As part of its gas purchasing strategy, SJG uses financial contracts to hedge against forward price risk. The costs or benefits of these contracts are included in SJG’s BGSS, subject to BPU approval. As of June 30, 2006 and December 31, 2005, SJG had $18.3 million and $(0.5) million of costs (benefits), respectively, included in its BGSS related to open financial contracts (See Regulatory Assets & Liabilities).

Management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in identifying, assessing and controlling various risks. Management reviews any open positions in accordance with strict policies to limit exposure to market risk.

SJI accounts for derivative instruments in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. We record all derivatives, whether designated in hedging relationships or not, on the consolidated balance sheets at fair value unless the derivative contracts qualify for the normal purchase and sale exemption. In general, if the derivative is designated as a fair value hedge, we recognize the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk in earnings. We currently have no fair value hedges. If the derivative is designated as a cash flow hedge, we record the effective portion of the hedge in Other Comprehensive Income (Loss) and recognize it in the income statement when the hedged item affects earnings. However, due to the application of regulatory accounting principles under FASB Statement No. 71, derivatives related to SJG’s gas purchases are recorded through the BGSS rather than Other Comprehensive Income (Loss). We recognize ineffective portions of cash flow hedges immediately in earnings. For the three and six months ended June 30, 2006, and 2005, the ineffective portions of the derivatives designated as cash flow hedges were not material. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives, strategies for undertaking various hedge transactions and our methods for assessing and testing correlation and hedge ineffectiveness. All hedging instruments are linked to the hedged asset, liability, firm commitment or forecasted transaction.

We also assess whether these derivatives are highly effective in offsetting changes in cash flows or fair values of the hedged items. We discontinue hedge accounting prospectively if we decide: to discontinue the hedging relationship; determine that the anticipated transaction is no longer likely to occur; or, if we determine that a derivative is no longer highly effective as a hedge. In the event that hedge accounting is discontinued, we will continue to carry the derivative on the balance sheet at its current fair value and recognize subsequent changes in fair value in current period earnings. Unrealized gains and losses on the discontinued hedges that were previously included in Accumulated Other Comprehensive Loss will be reclassified into earnings when the forecasted transaction occurs, or when it is not probable that it will occur. During the six months ended June 30, 2005, $1.3 million of unrealized gain on derivatives previously designated as cash flow hedges, was reclassified into Operating Revenues - Nonutility because we determined that the anticipated hedged transaction was no longer likely to occur. SJI has elected to designate certain energy-related derivative instruments as cash flow hedges, which protect against the price variability of our forecasted sales and purchases of natural gas. Based on the amount recorded in Accumulated Other Comprehensive Loss at June 30, 2006, we expect $0.3 million to be recorded as a decrease in revenues in the next twelve months. As of June 30, 2006, hedges for future forecasted transactions exist into 2007.

SJI -10

SJRG manages its portfolio of purchases and sales, as well as natural gas in storage, using a variety of instruments that include forward contracts, swap agreements, options contracts and futures contracts. SJI measures the fair value of the contracts and records these as Derivatives — Energy Related Assets or Derivatives — Energy Related Liabilities on our consolidated balance sheets. For those derivatives not designated as hedges, we recorded the net unrealized pre-tax loss of $(1.2) million, and $(2.0) million in earnings during the three months ended June 30, 2006 and 2005, respectively, which are included with realized gains and losses in Operating Revenues — Nonutility. For the six months ended June 30, 2006 and 2005, we recorded the net unrealized pre-tax gain of $3.8 and $2.1 million, respectively which are included with realized gains and losses in Operating Revenues — Nonutility.

SJI presents revenues and expenses related to its energy trading activities on a net basis in Operating Revenues — Nonutility in our consolidated statements of income consistent with Emerging Issues Task Force (EITF) Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.” There is no effect on operating income or net income from the above presentation.

From time to time we enter into interest rate derivatives and similar agreements to hedge exposure to increasing interest rates with respect to our variable-rate debt. We have designated and account for these interest rate derivatives as cash flow hedges. As of June 30, 2006, SJI’s active interest rate swaps were as follows:

Amount		Fixed Interest Rate	Start Date	Maturity	Type	Obligor
$ 6,000,000	*	4.550%	11/19/2001	12/01/2007	Taxable	Marina
$ 3,900,000		4.795%	12/01/2004	12/01/2014	Taxable	Marina
$ 8,000,000		4.775%	11/12/2004	11/12/2014	Taxable	Marina
$ 20,000,000		4.080%	11/19/2001	12/01/2011	Tax-exempt	Marina
$ 14,500,000		3.905%	03/17/2006	01/15/2026	Tax-exempt	Marina
$ 500,000		3.905%	03/17/2006	01/15/2026	Tax-exempt	Marina
$ 330,000		3.905%	03/17/2006	01/15/2026	Tax-exempt	Marina
$ 12,500,000	**	3.430%	12/01/2006	02/01/2036	Tax-exempt	SJG
$ 12,500,000	**	3.430%	12/01/2006	02/01/2036	Tax-exempt	SJG
$ 7,100,000		4.895%	02/01/2006	02/01/2016	Taxable	Marina

*		Amount reduced to $6.0 million on 12/01/05, and further reduces to $3.0 million on 12/01/06
**		SJG entered into these forward-starting swaps in anticipation of the issuance of $25.0 million of auction-rate bonds that were issued in April 2006.

The differential to be paid or received as a result of these swap agreements is accrued as interest rates change and is recognized as an adjustment to interest expense. As of June 30, 2006 and December 31, 2005, the market values of these swaps were $3.0 million and $(0.5) million, respectively, which represent the amounts we would receive from (have to pay to) the counterparties to terminate these contracts as of those dates. We include these balances on the consolidated balance sheets under Derivatives — Other. As of June 30, 2006 and December 31, 2005, we determined that the swaps were highly effective; therefore, we recorded the changes in fair value of the swaps along with the cumulative unamortized costs, net of taxes, in Accumulated Other Comprehensive Loss.

We determined the fair value of derivative instruments by reference to quoted market prices of listed contracts, published quotations or quotations from unrelated third parties.

SJI -11

Stock-Based Compensation Plans—Under the Amended and Restated 1997 Stock-Based Compensation Plan that was amended and restated by our Board of Directors and approved by our shareholders in April 2005, no more than 1,000,000 shares in the aggregate may be issued to SJI's officers, non-employee directors and other key employees. The plan will terminate on January 26, 2015, unless terminated earlier by the Board of Directors. No options were granted or outstanding during the six months ended June 30, 2006, and 2005. No stock appreciation rights have been issued under the plan. In the first six months of 2006, and 2005, we granted 42,982 and 38,316 restricted shares, respectively. Restricted shares vest over a 3-year period and are subject to SJI achieving certain performance targets as compared to a peer group average. The actual amount of shares that are ultimately awarded is dependent upon the final peer group average and may range from between 0% to 150% of the original share units granted.
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

The following table summarizes the nonvested restricted stock awards outstanding at June 30, 2006 and the assumptions used to estimate the fair value of the awards (adjusted for the June 2005 two-for-one stock split):

	Grant	Shares	Fair Value	Expected	Risk-Free
	Date	Outstanding	Per Share	Volatility	Interest Rate

Officers -	Jan. 2004	42,135	$20.105	16.4%	2.4%
	Jan. 2005	35,221	$25.155	15.5%	3.4%
	Jan. 2006	39,076	$27.950	16.9%	4.5%

Directors -	Dec. 2003	4,560	$19.738	-	-
	Dec. 2004	5,220	$24.955	-	-
	Dec. 2005	6,340	$29.970	-	-

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

SJI -12

The following table summarizes the total compensation cost for the six months ended June 30, 2006 and 2005 (in thousands):

	2006	2005
Officers	$459	$936
Directors	66	50
Total Cost	$525	$986
Capitalized	(57)	(241)
Net Expense	$468	$745

As of June 30, 2006, there was $1.6 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 1.7 years.

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

The adoption of Statement No. 123(R) resulted in a decrease in stock-based compensation expense of $$14,654 for the six months ended June 30, 2006. This change in expense would have had no impact on SJI’s Earnings Per Share or cash flows for the year ended December 31, 2006.

The following table summarizes information regarding restricted stock award activity during the six months ended June 30, 2006:

	Officers *	Directors *

Nonvested Shares Outstanding, January 1, 2006	143,734	16,120

Granted	42,983	-
Vested**	(61,620)	-
Cancelled/Forfeited	(8,665)	-

Nonvested Shares Outstanding, June 30, 2006	116,432	16,120

* excludes accrued dividend equivalents.
** actual shares awarded upon vesting, including dividend equivalents and adjustments for performance measures, totaled 101,009 shares.

During the six months ended June 30, 2006 and 2005, SJI awarded 101,009 shares at a market value of $2.9 million and 74,574 shares at a market value of $2.0 million, respectively. The Company has a policy of issuing new shares to satisfy its obligations under these plans (See Note 3); therefore, there are no cash payment requirements resulting from the normal operation of this plan. However, a change in control could result in such shares becoming nonforefeitable or immediately payable in cash.

New Accounting Pronouncement — In July 2006, the FASB issued Interpretation No. 48 “Uncertainty in Income Taxes” (FIN 48). This Interpretation provides guidance on the recognition and measurement of uncertain tax positions in the financial statements. The effective date of FIN 48 is January 1, 2007; however, we do not anticipate its adoption to materially affect SJI’s consolidated financial statements.

SJI -13

Regulatory Assets & Liabilities— Regulatory Assets at June 30, 2006 and December 31, 2005, consisted of the following items (in thousands):

	Years Remaining as of June 30, 2006	June 30, 2006	December 31, 2005
Environmental Remediation Costs:
Expended — Net	Various	$12,860	$9,350
Liability for Future Expenditures	Not Applicable	52,863	56,717
Income Taxes — Flowthrough
Depreciation	5	5,174	5,663
Deferred Fuel Costs — Net	Various	18,562	21,237
Deferred Asset Retirement Obligation Costs	Not Applicable	20,498	19,986
Deferred Postretirement Benefit Costs	7	2,457	2,646
Societal Benefit Costs	Various	4,000	2,691
Premium for Early Retirement of Debt	Various	1,613	1,694
Other	Not Applicable	1,355	1,499
Total Regulatory Assets		$119,382	$121,483

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

Over/under collections of gas costs are monitored through SJG’s BGSS mechanism. Net undercollected gas costs are classified as a Regulatory Asset and net overcollected gas costs are classified as a Regulatory Liability. Derivative contracts used to hedge our natural gas purchases are included in the BGSS, subject to BPU approval. The offset to the change in fair value of these contracts is recorded as a component of the regulatory asset, Deferred Fuel Costs - Net, if we are in a net undercollected position, or as a component of the regulatory liability, Deferred Gas Revenues - Net, if we are in a net overcollected position. As of June 30, 2006, costs related to derivative contracts increased Deferred Fuel Costs - Net by $18.3million. As of December 31, 2005, benefits related to derivative contracts reduced Deferred Fuel Costs - Net by $0.5 million.

Regulatory Liabilities at June 30, 2006 and December 31, 2005 consisted of the following items (in thousands):

	June 30,	December 31,
	2006	2005
Excess Plant Removal Costs	$48,271	$48,071
Overcollected State Taxes	4,111	4,025
Other	2,777	1,906
Total Regulatory Liabilities	$55,159	$54,002

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

SJI -14

Reclassifications— SJI reclassified some previously reported amounts to conform with current period classifications. We determined that certain realized hedge gains related to our natural gas purchases were recorded as an offset to our inventory costs as of December 31, 2005. Accordingly, we increased Natural Gas in Storage, average cost by $4.2 million, decreased Deferred Income Taxes — Net in Current Assets by $1.7 million and increased Accumulated Other Comprehensive Loss by $2.5 million as of December 31, 2005. We determined that certain customer accounts receivable were in a credit position and accordingly, reclassified $3.1 million included in Accounts Receivable as of December 31, 2005 to Customer Deposits and Credit Balances. We also determined that certain acquisitions of property and equipment made on account were reflected as cash capital expenditures in the statement of cash flows, and have reduced cash flows used in investing activities with a corresponding reduction in cash provided by operating activities of approximately $4.6 million for the six months ended June 30, 2005. These amounts are considered immaterial to the overall presentation of our consolidated financial statements.

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

Summarized operating results of the discontinued operations for the three and six months ended June 30, were (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Loss before Income Taxes:
Sand Mining	$(86)	$(259)	$(229)	$(471)
Fuel Oil	(11)	(20)	(123)	(30)
Income Tax Benefits	34	97	123	175
Loss from Discontinued Operations — Net	$(63)	$(182)	$(229)	$(326)
Earnings Per Common Share from
Discontinued Operations — Net:
Basic and Diluted	$(0.002)	$(0.006)	$(0.008)	$(0.012)

Affiliations— SJI and Conectiv Solutions, LLC formed Millennium Account Services, LLC to provide meter reading services in southern New Jersey. SJE and GZA GeoEnvironmental, Inc (GZA). formed AirLogics, LLC (AirLogics) to market a jointly developed air monitoring system designed to assist companies involved in environmental cleanup activities. On June 30, 2006, SJE sold its entire interest in AirLogics for $1,450,000, resulting in an after-tax gain of $219,000. We account for our investment in these affiliated companies under the equity method.

Controlling Interests— Marina and DCO Energy, LLC (DCO) formed AC Landfill Energy, LLC (ACLE) to develop and install a 1,600-kilowatt methane-to-electric power generation system at a county-owned landfill in Egg Harbor Township, NJ. Marina owns a 51% interest in ACLE and accounts for ACLE as a consolidated subsidiary. Commercial operation of the initial system began in March 2005. An additional 1,900-kilowatt system is under construction at the site and is expected to be operational in the third quarter of 2006.

In March 2005, Marina and DCO formed WC Landfill Energy, LLC (WCLE) to develop and install a 3,800-kilowatt methane-to-electric power generation system at a county-owned landfill in White Township, NJ. Marina owns a 51% interest in WCLE and accounts for WCLE as a consolidated subsidiary. Commercial operation of the plant is targeted to begin in the fall of 2006.

SJI -15

3.  COMMON STOCK:

SJI has 60,000,000 shares of common stock authorized. Share-related information for prior periods is reported on a retroactive basis reflecting the stock split, which was completed on June 30, 2005, throughout this Report.

The following shares were issued and outstanding:

	June 30,		December 31,
	2006		2005
Beginning Balance, January 1	28,982,440	Beginning Balance, January 1	27,759,936
New Issues During Period:		New Issues During Year:
Dividend Reinvestment Plan	93,222	Dividend Reinvestment Plan	1,141,590
Stock-Based Compensation Plan	101,009	Stock-Based Compensation Plan	80,914
Ending Balance, June 30	29,176,671	Ending Balance, December 31	28,982,440

We credited the par value ($1.25 per share) of stock issued during the six months ended June 30, 2006 and the year ended December 31, 2005 to Common Stock. We credited the net excess over par value of approximately $3.1 million and $34.1 million, respectively, to Premium on Common Stock.

Earnings Per Common Share— We present basic EPS based on the weighted-average number of common shares outstanding. EPS is presented in accordance with FASB Statement No. 128, “Earnings Per Share,” which establishes standards for computing and presenting basic and diluted EPS. The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 64,427 and 227,016 shares for the three months, and 65,938 and 226,215 shares for the six months ended June 30, 2006 and 2005, respectively. These shares relate to SJI’s restricted stock as discussed below.

Dividend Reinvestment Plan (DRP)— Newly issued shares of common stock offered through the DRP are issued directly by SJI. As of June 30, 2006, SJI reserved 1,502,800 shares of authorized, but unissued, common stock for future issuance to the DRP.

4.  LONG-TERM DEBT:

In March 2006, Marina issued $16.4 million of tax-exempt, variable-rate bonds through the New Jersey Economic Development Authority (NJEDA), which mature in March 2036. Proceeds of the bonds were used to finance the expansion of Marina’s Atlantic City thermal energy plant. The interest rate on all but $1.1 million of the bonds has been effectively fixed via interest rate swaps at 3.91% until January 2026. The variable interest rate on the $1.1 million portion of the bonds that remain unhedged was 4.02% as of June 30, 2006.

In April 2006, SJG issued $25.0 million of secured tax-exempt, auction-rate debt through the NJEDA to finance infrastructure costs that qualify for tax-exempt financing. The auction rate, which resets weekly, was set at 3.79% as of June 30, 2006. In anticipation of this transaction, SJG previously entered into forward-starting interest rate swap agreements that effectively fixed the interest rate on this debt at 3.43%, commencing December 1, 2006 through January 2036. The debt was issued under SJG’s medium-term note program. An additional $115.0 million of medium-term notes remains available for issuance under that program.

5.  FINANCIAL INSTRUMENTS:

Restricted Investments— In accordance with the terms of Marina’s and SJG’s loan agreements, we were required to escrow unused proceeds pending approved construction expenditures. As of June 30, 2006, the escrowed proceeds totaled $18.3 million. There were no escrowed proceeds as of December 31, 2005 as the related debt was issued during 2006.

SJRG maintains a margin account with a national investment firm to support its risk management activities. As of June 30, 2006 and December 31, 2005, the balance of this account was $11.2 million and $8.2 million, respectively, due to changes in the market value of outstanding contracts.

SJI -16

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

Information about SJI's operations in different operating segments for the three and six months ended June 30 is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005
Operating Revenues:
Gas Utility Operations	$105,006	$86,083	$382,087	$300,620
Wholesale Gas Operations	6,297	3,282	20,646	14,842
Retail Gas and Other Operations	34,709	41,060	93,772	115,547
Retail Electric Operations	11,629	16,846	24,665	39,544
On-Site Energy Production	5,002	5,196	11,492	10,566
Appliance Service Operations	3,576	3,768	7,350	7,193
Corporate and Services	3,020	509	6,190	1,049
Subtotal	169,239	156,744	546,202	489,361
Intersegment Sales	(13,707)	(2,705)	(25,694)	(6,752)
Total Operating Revenues	$155,532	$154,039	$520,508	$482,609

Operating Income:
Gas Utility Operations	$9,560	$10,133	$52,740	$53,293
Wholesale Gas Operations	4,458	2,141	9,527	6,841
Retail Gas and Other Operations	(202)	1,987	(180)	2,290
Retail Electric Operations	1,574	427	2,082	861
On-Site Energy Production	1,486	1,889	3,507	3,513
Appliance Service Operations	498	1,090	1,250	1,788
Corporate and Services	139	(259)	302	(445)
Total Operating Income	$17,513	$17,408	$69,228	$68,141

Depreciation and Amortization:
Gas Utility Operations	$6,195	$6,169	$12,524	$12,238
Wholesale Gas Operations	2	3	5	7
Retail Gas and Other Operations	3	3	5	6
Appliance Services Operations	58	46	115	82
On-Site Energy Production	461	455	922	901
Corporate and Services	52	26	113	53
Discontinued Operations	-	-	-	-
Total Depreciation and Amortization	$6,771	$6,702	$13,684	$13,287

Property Additions:
Gas Utility Operations	$16,255	$18,193	$29,249	$30,295
Wholesale Gas Operations	-	-	3	-
Retail Gas and Other Operations	5	-	5	3
Appliance Service Operations	125	30	170	57
On-Site Energy Production	6,715	7,652	9,460	13,043
Corporate and Services	180	2	388	7
Discontinued Operations	-	-	-	-
Total Property Additions	$23,280	$25,877	$39,275	$43,405

SJI -17

	June 30, 2006	December 31, 2005

Identifiable Assets:
Gas Utility Operations	$1,165,892	$1,167,398
Wholesale Gas Operations	115,499	124,922
Retail Gas and Other Operations	34,899	50,880
Retail Electric Operations	4,464	7,751
Appliance Service Operations	13,260	13,624
On-Site Energy Production	119,833	105,822
Discontinued Operations	400	408
Subtotal	1,454,247	1,470,805
Corporate and Services	73,679	70,379
Intersegment Assets	(102,537)	(99,472)
Total Identifiable Assets	$1,425,389	$1,441,712

7.  REGULATORY ACTIONS:

Base Rates— On July 7, 2004, the BPU granted SJG a base rate increase of $20.0 million effective July 8, 2004, which was predicated in part upon a 7.97% rate of return on rate base that included a 10.0% return on common equity. SJG was also permitted to recover regulatory assets contained in its petition and to reduce its composite depreciation rate from 2.9% to 2.4%.

Pending Audit— In 2004, the BPU commenced a competitive services audit and a management audit that included a focused review of SJG’s gas supply and purchasing practices. The BPU is mandated by statute to conduct such audits at predetermined intervals. In February 2006, the audit reports were released by the BPU for comments. The recommendations contained in these audits have no material effect on SJG’s financial statements.

Other Regulatory Matters —
In December 2004, the BPU approved the statewide funding of the NJCEP of $745.0 million for the years 2005 through 2008. Of this amount, SJG will be responsible for approximately $25.4 million over the 4-year period. Amounts not yet expended have been included in the Contractual Cash Obligations table included in Note 11.

In February 2005, SJG filed notice with the BPU to provide for an $11.4 million bill credit to customers. The bill credit was implemented in March 2005. In June 2005, SJG made its annual BGSS filing with the BPU requesting a $17.1 million, or 6.3% increase in gas cost recoveries in response to increasing wholesale gas costs. In August 2005, the BPU approved SJG’s requested increase, effective September 1, 2005, on an interim basis.

In October 2005 SJG filed a petition with the BPU to implement a Pipeline Integrity Management Tracker (Tracker) along with the three other natural gas distribution companies in New Jersey. The purpose of the Tracker is to recover costs to be incurred by SJG as a result of new federal regulations, which are aimed at enhancing public safety and reliability. The regulations require that utilities use a comprehensive analysis to assess, evaluate, repair and validate the integrity of certain transmission lines in the event of a leak or failure. The New Jersey utilities are requesting approval of the Tracker since the new regulations will result in ongoing incremental costs. We anticipate that a large portion of the incremental cost is dependent upon overall assessment results, and therefore cannot be specifically predicted at this time.

In November 2005, SJG made its annual SBC filing, requesting a $6.1 million reduction in annual recoveries.

In November 2005, SJG also filed a BGSS Motion for Emergent Rate Relief in conjunction with the other natural gas utilities in New Jersey. This filing was necessary due to substantial increases in wholesale natural gas prices across the country. In December 2005, the BPU approved an $85.7 million increase to SJG’s rates, effective December 15, 2005, on an interim basis.

SJI -18

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

In December 2005, SJG made a filing proposing to implement a Conservation and Usage Adjustment (CUA) Clause, on a 5-year pilot basis. The primary purpose of the CUA is to promote conservation and to base SJG’s profit margin on its number of customers rather than the amount of natural gas it distributes to its customers. This structure will allow SJG to aggressively promote conservation programs without negatively impacting its financial stability. The proposed CUA would replace SJG’s existing TAC, but continue to protect customers and the Company from significant temperature variations from normal.

In March 2006, the BPU approved a global settlement, effective April 1, 2006, fully resolving SJG’s September 2004 SBC filing, 2003-2004 TAC, 2004-2005 BGSS filing and certain issues in the 2005-2006 BGSS filing. The net impact is a $4.4 million reduction to annual revenues; however, this reduction has no impact on net income as there will be a dollar-for-dollar reduction in expense. In addition, a pilot storage incentive program was approved. This program began during the second quarter of 2006 and will continue for three summer injection periods through 2008. It is designed to provide SJG with the opportunity to achieve BGSS price reductions and additional price stability. It will also provide SJG with an opportunity to share in the storage-related gains and losses, with 20% being retained by SJG, and 80% being credited to customers.

In June 2006, SJG made its annual BGSS filing with the BPU requesting a $19.7 million decrease in gas cost recoveries in response to decreasing wholesale gas costs and an $11.5 million benefit derived from the release of a storage facility and the liquidation of its low-cost base gas made available during the second quarter. This represents a 4.6% rate reduction and is pending BPU approval for implementation on October 1, 2006.

In July 2006, SJG made its annual USF filing, along with the state’s other electric and gas utilities, proposing to increase annual statewide gas revenues to $115.3 million, an increase of $68.5 million. Under the proposal, SJG’s annual USF revenues will increase to $13.0 million, which represents a $7.7 million increase in annual USF revenues.

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

The BPU authorized SJG to recover costs related to postretirement benefits other than pensions under the accrual method of accounting consistent with FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SJG deferred amounts accrued prior to that authorization and are amortizing them as allowed by the BPU. The unamortized balance of $2.5million at June 30, 2006 is recoverable in rates. SJG is amortizing this amount over 15 years, which started January 1998.

SJI -19

Net periodic benefit cost for the three and six months ended June 30, 2006 and 2005 related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005
Service Cost	$729	$787	$1,584	$1,618
Interest Cost	1,821	1,652	3,607	3,371
Expected Return on Plan Assets	(2,354)	(2,345)	(4,618)	(4,284)
Amortization of Loss and Other	628	837	1,421	1,500
Net Periodic Benefit Cost	824	931	1,994	2,205
Capitalized Benefit Costs	(238)	(243)	(637)	(629)
Net Periodic Benefit Expense	$586	$688	$1,357	$1,576

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005
Service Cost	$198	$45	$396	$454
Interest Cost	471	374	942	1,078
Expected Return on Plan Assets	(349)	(390)	(698)	(799)
Amortization of Loss and Other	30	30	60	68
Net Periodic Benefit Cost	350	59	700	801
Capitalized Benefit Costs	(98)	(28)	(196)	(249)
Net Periodic Benefit Expense	$252	$31	$504	$552

Capitalized benefit costs reflected in the table above relate to SJG’s construction program.

Future Benefit Payments— The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years (in thousands):

	Pension Benefits	Other Postretirement Benefits
2006	$5,937	$2,262
2007	6,028	2,490
2008	6,132	2,636
2009	6,256	2,733
2010	6,369	2,891
2011-2015	35,830	14,537

Contributions— SJI expects to make no contributions to its pension plan in 2006; however, changes in future investment performance and discount rates may ultimately result in a contribution. SJG has a regulatory obligation to contribute approximately $3.6 million annually to its other postretirement benefit plans’ trusts, less costs incurred directly by the company.

9.  RETAINED EARNINGS:

SJG is restricted as to the amount of cash dividends or other distributions that may be paid on its common stock by an order issued by the BPU in July 2004, that granted SJG an increase in base rates. Per the order, SJG is required to maintain total common equity of no less than $289.2 million. SJG’s total common equity balance was $360.7 million at June 30, 2006.

SJI -20

Various loan agreements also contain potential restrictions regarding the amount of cash dividends or other distributions that SJG may pay on its common stock. As of June 30, 2006, SJG’s loan restrictions did not affect the amount that may be distributed from either SJG’s or SJI’s retained earnings.

10.  UNUSED LINES OF CREDIT:

Bank credit available to SJI totaled $266.0 million at June 30, 2006, of which $164.9 million, inclusive of $20.3 million of letters of credit, was used. Those bank facilities consist of a $100.0 million revolving credit facility and $76.0 million of uncommitted bank lines available to SJG; and a $60.0 million revolving credit facility and $30.0 million of uncommitted bank lines available to SJI. On August 3, 2006, SJG replaced the existing revolving credit with a new $100.0 million revolver that expires in August 2011. SJI is presently working with all of its banks to also extend SJI’s existing revolving credit from August 2007 through August 2011. The revolving credit facilities contain certain financial covenants measured on a quarterly basis. SJI and SJG were in compliance with these covenants as of June 30, 2006. Borrowings under these credit facilities are at market rates. The weighted-average borrowing cost, which changes daily, was 5.95% and 3.81% at June 30, 2006 and 2005, respectively. We maintain demand deposits with lending banks on an informal basis and they do not constitute compensating balances.

11.  COMMITMENTS AND CONTINGENCIES:

Contractual Cash Obligations— The following table summarizes our contractual cash obligations and their applicable payment due dates as of June 30, 2006 (in thousands):

		Up to	Years	Years	More than
Contractual Cash Obligations	Total	1 Year	2 & 3	4 & 5	5 Years

Long-Term Debt	$360,496	$2,363	$211	$10,237	$347,685
Interest on Long-Term Debt	312,591	20,411	40,424	40,092	211,664
Operating Leases	1,118	409	618	91	-
Construction Obligations	109,745	39,916	69,829	-	-
Commodity Supply Purchase Obligations	574,831	292,360	169,086	47,169	66,216
New Jersey Clean Energy Program	16,770	5,270	11,500	-	-
Other Purchase Obligations	17,580	8,487	8,193	900	-

Total Contractual Cash Obligations	$1,393,131	$369,216	$299,861	$98,489	$625,565

Expected environmental remediation costs and asset retirement obligations are not included in the table above due to the subjective nature of such costs and timing of anticipated payments. As a result, the total obligation cannot be calculated. Additionally, future pension contributions are not included in the table as contributions vary from year-to-year based on investment performance and discount rates. SJG’s regulatory obligation to contribute to SJG’s postretirement benefit plans’ trust, as discussed in Note 8, is also not included as its duration is indefinite.

Gas Supply Contracts— In the normal course of business, SJG has entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The earliest that any of these contracts expires is October 2007. The transportation and storage service agreements between SJG and its interstate pipeline suppliers were made under Federal Energy Regulatory Commission approved tariffs. SJG's cumulative obligation for demand charges and reservation fees paid to suppliers for these services is approximately $4.7million per month, which are recovered on a current basis through the BGSS.

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

SJI -21

Union Contract— Unionized personnel represent 61% of our workforce at June 30, 2006 and are operating under agreements that run through at least January 2008.
Parental Guarantees— As of June 30, 2006, SJI had issued $287.6 million of parental guarantees on behalf of its subsidiaries. Of this total, $236.5 million expire within one year, $5.0 million expire between one and two years and $46.1 million have no expiration date. The vast majority of these guarantees were issued to guarantee payment to third parties with whom our subsidiaries have commodity supply contracts. These contracts contain netting provisions, which permit us to net the ultimate cash payment for monthly buys and sells from/to counterparties. As of June 30, 2006, these guarantees support future firm commitments and $33.5 million of the Accounts Payable recorded on our consolidated balance sheet. As part of our risk management policy, we also require parental guarantees from trading counterparties as applicable. These arrangements are typical in our industry. SJI has also issued several parental guarantees totaling $18.3 million related to Marina’s construction and operating activities.

Standby Letters of Credit— As of June 30, 2006, SJI provided $62.3 million of standby letters of credit from commercial banks supporting the variable-rate demand bonds issued through the New Jersey Economic Development Authority to finance Marina’s thermal plant project. The agreements under which the letters of credit were issued, contain certain financial covenants measured on a quarterly basis. SJI was in compliance with these covenants as of June 30, 2006.

Also, as of June 30, 2006, SJI has five additional letters of credit outstanding totaling $3.3 million. Two of these letters were posted to different utilities and two more were posted to the PJM Interconnection to enable SJE to market retail electricity. The remaining letter was posted related to ACLE’s construction activity.

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

SJI successfully entered into settlements with all of its historic comprehensive general liability carriers regarding the environmental remediation expenditures at the SJG sites. Also, SJG purchased a Cleanup Cost Cap Insurance Policy limiting the amount of remediation expenditures that SJG will be required to make at 11 of its sites. This Policy will be in force until 2024 at 10 sites and until 2029 at one site. The future cost estimates discussed hereafter are not reduced by projected insurance recoveries from the Cleanup Cost Cap Insurance Policy. The Policy is limited to an aggregate amount of $50.0 million, of which SJG has received $8.2 million through June 30, 2006.

Since the early 1980s, SJI accrued environmental remediation costs of $166.0 million, of which $109.2 million was spent as of June 30, 2006.

The following table details the amounts expended and accrued for SJI’s environmental remediation for the six months ended June 30, 2006 and the year ended December 31, 2005 (in thousands):

	Six Months Ended June 30, 2006	Year Ended December 31, 2005

Beginning Balance	$60,654	$54,991
Accruals and Adjustments	1,359	11,791
Expenditures	(4,538)	(6,128)
Insurance Recoveries	(689)	-
Ending Balance	$56,786	$60,654

 The balances are segregated between current and noncurrent on the consolidated balance sheets under the captions Current Liabilities and Deferred Credits and Other Noncurrent Liabilities.

SJI -22

With the assistance of consulting firms, we estimate that undiscounted future costs to clean up SJG's sites will range from $52.9million to $200.4 million.  SJG recorded the lower end of this range, $52.9 million, as a liability because a single reliable estimation point is not feasible due to the amount of uncertainty involved in the nature of projected remediation efforts and the long period over which remediation efforts will continue. Four of SJG’s sites comprise a significant portion of these estimates, ranging from a low of $32.7 million and a high of $124.2 million.  Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements. Significant risks surrounding these estimates include unforeseen market price increases for remedial services, property owner acceptance of remedy selection, regulatory approval of selected remedy and remedial investigative findings.

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

SJG has two regulatory assets associated with environmental costs. The first asset, Environmental Remediation Cost: Expended — Net, represents what was actually spent to clean up former gas manufacturing plant sites. These costs meet the requirements of Statement No. 71. The BPU allows SJG to recover expenditures through the RAC. The other asset, Environmental Remediation Cost: Liability for Future Expenditures, relates to estimated future expenditures determined under the guidance of FASB Statement No. 5, "Accounting for Contingencies." We recorded this amount, which relates to former manufactured gas plant sites, as a regulatory asset under Statement No. 71 with the corresponding amounts reflected on the consolidated balance sheets under Current Liabilities and Deferred Credits and Other Noncurrent Liabilities. The BPU's intent, evidenced by current practice, is to allow SJG to recover the deferred costs over 7-year periods after they are spent. As of June 30, 2006, we reflected SJG's unamortized expended remediation costs of $12.9 million on the consolidated balance sheet under Regulatory Assets. Since implementing the RAC in 1992, SJG has recovered $45.8 million through rates.

SJI -23

With Morie's sale, EMI assumed responsibility for environmental liabilities estimated between $2.8 million and $8.8 million. The information available on these sites is sufficient only to establish a range of probable liability and no point within the range is more likely than any other. Therefore, EMI has accrued the lower end of the range. Changes in the accrual are included in the statements of consolidated income under Loss from Discontinued Operations — Net.

SJI and SJF estimated their potential exposure for the future remediation of four sites where fuel oil operations existed years ago. Estimates for these sites range from $1.2 million to $4.9 million. We recorded the lower end of this range on the 2006 consolidated balance sheet under Current Liabilities and Deferred Credits and Other Noncurrent Liabilities as of June 30, 2006.

SJI -24

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

Overview— South Jersey Industries, Inc. (SJI) is an energy services holding company that provides a variety of products and services through the following wholly owned subsidiaries:

South Jersey Gas Company (SJG) is a regulated natural gas utility. SJG distributed natural gas in the seven southernmost counties of New Jersey to 325,169 customers at June 30, 2006, compared with 316,426 customers at June 30, 2005. SJG also:
• sells natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system; and
• transports natural gas purchased directly from producers or suppliers for its own sales and for some of its customers.

SJI Services, LLC (SJIS) was established January 1, 2006, for the purpose of providing services to SJI and its other subsidiaries such as information technology, human resources, government relations, corporate communications, materials purchasing, fleet management and insurance.

South Jersey Energy Solutions, LLC (SJES) was established January 1, 2006 as a direct subsidiary for the purpose of serving as a holding company for all of SJI’s nonutility businesses. The following businesses are wholly owned subsidiaries of SJES:

1)  South Jersey Energy Company (SJE) acquires and markets natural gas and electricity to retail end users and provides total energy management services to commercial and industrial customers. SJE also marketed an air quality monitoring system through AirLogics, LLC (AirLogics). SJE and GZA GeoEnvironmental, Inc. (GZA), an environmental consulting firm, each had a 50% equity interest in AirLogics. On June 30, 2006, SJE sold its entire interest in AirLogics to GZA.

2)  South Jersey Resources Group, LLC (SJRG) markets wholesale natural gas storage, commodity and transportation in the mid-Atlantic and southern states. SJRG also conducts price-risk management activities for itself, SJG and SJE by entering into a variety of physical and financial transactions including forward contracts, swap agreements, option contracts and futures contracts.

3)  Marina Energy LLC (Marina) develops and operates energy-related projects. Marina's largest project provides cooling, heating and hot water to the Borgata Hotel Casino & Spa in Atlantic City. Marina’s most recent projects include two landfill gas-fired electricity production facilities. Marina owns a 51% equity interest in AC Landfill Energy, LLC (ACLE). ACLE was formed with DCO Energy, LLC to develop and install a 1,600-kilowatt methane-to-electric power generation system at a county-owned landfill in Egg Harbor Township, NJ. Commercial operation of the initial system began in March 2005. An additional 1,900-kilowatt system is under construction at the site and is expected to be operational in the third quarter of 2006. Marina also owns a 51% equity interest in WC Landfill Energy, LLC (WCLE). WCLE was formed with DCO to develop and install a 3,800-kilowatt methane-to-electric power generation system at a county-owned landfill in White Township, NJ. Commercial operation of the plant is targeted to begin in the fall of 2006.

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

SJI -25

Forward-Looking Statements and Risk Factors— Certain statements contained in this Quarterly Report may qualify as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Report should be considered forward-looking statements made in good faith and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Words such as “anticipate”, “believe”, “expect”, “estimate”, “forecast”, “goal”, “intend”, “objective”, “plan”, “project”, “seek”, “strategy” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements. These risks and uncertainties include, but are not limited to, the following: general economic conditions on an international, national, state and local level; weather conditions in our marketing areas; changes in commodity costs; changes in the availability of natural gas; “non-routine” or “extraordinary” disruptions in our distribution system; regulatory, legislative and court decisions; competition; the availability and cost of capital; costs and effects of legal proceedings and environmental liabilities; the failure of customers or suppliers to fulfill their contractual obligations; and changes in business strategies.

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

CRITICAL ACCOUNTING POLICIES —

Estimates and Assumptions— As described in the notes to our consolidated financial statements, management must make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related disclosures. Actual results could differ from those estimates. Five types of transactions presented in our consolidated financial statements require a significant amount of judgment and estimation. These relate to regulatory accounting, energy derivatives, environmental remediation costs, pension and other postretirement employee benefit costs, and revenue recognition. A discussion of these estimates and assumptions may be found in our Form 10-K for the year ended December 31, 2005.

New Accounting Pronouncements— See detailed discussions concerning New Accounting Pronouncements and their impact on SJI in Note 1 to the consolidated financial statements.

Temperature Adjustment Clause— The BPU-approved Temperature Adjustment Clause (TAC) is designed to mitigate the effect of variations in heating season temperatures from historical norms. While SJG records the revenue and earnings impacts of TAC adjustments as incurred, cash inflows or outflows directly attributable to TAC adjustments generally do not begin until the next clause year. Each TAC year begins October 1 and ends May 31 of the subsequent year. The TAC increased (decreased) SJG’s net income by $1.3 million and $0.7million for the three months and $4.9 million and $(0.1) million for the six months ended June 30, 2006 and 2005, respectively. Weather during the second quarter of 2006 was 31.6% warmer than the same period last year, and 27.0% warmer than the 20-year TAC average. Weather during the first six months of 2006 was 18.8% warmer than the same period last year, and 13.9% warmer than the 20-year TAC average. Due to significantly warmer weather during the 2005-2006 winter season, the deferred amount due from the ratepayers as of June 30, 2006 for TAC adjustments was $9.1 million as compared to $1.1 million as of June 30, 2005.

Regulatory Actions — See detailed discussion concerning Regulatory Actions in Note 7 to the consolidated financial statements.

Environmental Remediation— See detailed discussion concerning Environmental Remediation in Note 11 to the consolidated financial statements.

SJI -26

Customer Choice Legislation— All residential natural gas customers in New Jersey can choose their gas supplier under the terms of the “Electric Discount and Energy Competition Act of 1999.” As of June 30, 2006, approximately 16,500 of SJG’s residential customers chose a natural gas commodity supplier other than SJG. The number of such customers fell from approximately 82,800 at June 30, 2005, as marketers were unable to offer natural gas at prices competitive with those available under regulated utility tariffs during the later part of 2005, due to unfavorable market conditions. However, during the first quarter of 2006 marketers began adding customers through new offers. Customers purchasing natural gas from providers other than SJG are charged for gas costs by the marketer, not SJG. While customer choice can significantly affect utility revenues and gas costs, it does not affect SJG’s earnings or financial condition (See Results of Operations). The BPU continues to allow for full recovery of prudently incurred natural gas costs through the Basic Gas Supply Service (BGSS) Clause as well as other costs of service, including deferred costs, through tariffs.

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

RESULTS OF OPERATIONS:

Operating Revenues— Utility— Revenues, net of intercompany transactions, increased $10.3 million and $67.7 million for the three and six months periods ended June 30, 2006, respectively, compared with the same periods last year primarily due to four factors. First, SJG added 8,743 customers during the 12-month period ended June 30, 2006, which represents a 2.8% increase in total customers. Second, 80% of the residential customers and 20% of the commercial customers purchasing their gas from sources other than SJG migrated back to utility sales service during the 12-month period ended June 30, 2006. The total number of transportation customers decreased from 82,829 at June 30, 2005, to only 16,475 at June 30, 2006, as third party marketers found it difficult to compete with SJG’s BGSS rates under current market conditions. The migration of customers from transportation service back to sales service has a direct impact on utility revenues as charges for gas costs are included in sales revenues and not in transportation revenues. However, since gas costs are passed on directly to customers without any profit margin added by SJG, the change in customer utilization of gas marketers did not impact SJG’s earnings. Third, SJG was granted two BGSS rate increases as a result of substantial increases in wholesale natural gas prices across the country. The first increase in September 2005, resulted in a 4.4% increase in the average residential customer’s bill and 5.0% in the average commercial/industrial customer’s bill. The second was effective in December 2005, and resulted in a 24.3% increase in the average residential customer’s bill and 28.4% in the average commercial/industrial customer’s bill. However, as previously stated, since gas costs are passed on directly to customers without any profit margin added by SJG, the BGSS rate increases did not impact SJG’s profitability. Fourth, SJG experienced an increase in revenues from Off-System Sales (OSS) as a result of higher sales volume in the second quarter of 2006 as compared with the same period in 2005. The increase in volume is due primarily to market conditions which favored off-system sales as opposed to capacity release. An off-system sale requires the purchase and sale of natural gas whereas a capacity release does not include the cost of the natural gas. As a result, off-system sales creates higher revenue than does capacity release. Partially offsetting the positive factors noted above were lower customer utilization rates experienced during the three and six months ended June 30, 2006, compared with the same periods in 2005, primarily due to the impact of higher natural gas prices on customer usage.

Total gas throughput decreased 16.5% to 29.2 billion cubic feet (Bcf) for the three months ended June 30, 2006, compared with the same period in 2005. Total gas throughput decreased 17.2% to 67.9 Bcf for the six months ended June 30, 2006, compared with the same period in 2005. The lower throughput was primarily due to significantly warmer weather experienced during 2006, as previously discussed under the TAC.

SJI -27

The following table is a comparison of utility operating revenue and throughput for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Operating Revenues (thousands):
Firm Sales
Residential	$46,948	$29,943	$213,384	$127,114
Commercial	12,844	10,234	64,253	45,438
Industrial	948	566	2,962	2,144
Cogeneration & Electric Generation	2,303	3,813	3,360	5,139
Firm Transportation
Residential	781	5,440	2,143	20,926
Commercial	2,252	2,514	6,473	8,421
Industrial	2,992	3,245	6,262	6,564
Cogeneration & Electric Generation	11	60	11	105

Total Firm Revenues	69,079	55,815	298,848	215,851

Interruptible	370	424	769	839
Interruptible Transportation	358	516	992	1,115
Off-System	33,101	26,334	74,744	75,239
Capacity Release & Storage	1,699	2,414	6,001	6,606
Other	399	580	733	970
Intercompany Sales	(9,899)	(1,324)	(17,459)	(3,694)

Total Operating Revenues	$95,107	$84,759	$364,628	$296,926

Throughput (MMcf):
Firm Sales -
Residential	2,439	2,287	12,213	10,591
Commercial	903	907	4,182	4,260
Industrial	28	26	128	126
Cogeneration & Electric Generation	215	422	244	487
Firm Transportation -
Residential	135	1,035	447	4,839
Commercial	745	888	2,339	3,167
Industrial	3,269	3,912	6,629	8,051
Cogeneration & Electric Generation	10	85	12	96

Total Firm Throughput	7,744	9,562	26,194	31,617

Interruptible	33	41	64	79
Interruptible Transportation	812	741	1,784	1,596
Off-System	4,518	3,467	8,636	10,130
Capacity Release & Storage	16,090	21,150	31,195	38,504

Total Throughput	29,197	34,961	67,873	81,926

SJI -28

Operating Revenues — Nonutility— Combined revenues for SJI’s nonutility businesses, net of intercompany transactions, decreased by $8.9 million and $29.8 million for the three and six months ended June 30, 2006, respectively, compared with the same periods of 2005.

SJE’s revenues from retail gas decreased by $6.2 million and $22.6 million for the three and six months ended June 30, 2006, respectively, compared with the same periods of 2005, due mainly to a decline in the number of residential and commercial gas customers, resulting from unfavorable market conditions. As the market price for gas has been above the price charged by SJG to its customers, SJE returned all of its approximately 69,000 residential customers to the utility in the third quarter of 2005 and only recently resumed its residential gas marketing efforts. The loss of residential and commercial sales revenue was partially offset by higher gas prices.

SJE’s revenues from retail electricity decreased by $5.4 million and $14.9 million for the three and six months ended June 30, 2006, compared with the same periods of 2005, due mainly to the loss of revenues from a large school contract that was not renewed in May 2005. This decrease was partially offset by higher electricity commodity prices and the addition of several industrial customers.

SJRG’s revenues increased by $3.1 million and $6.0 million for the three and six months ended June 30, 2006, respectively, compared with the same periods of 2005, due mainly to higher gas prices. This increase was partially offset by lower sales volume attributable to SJE’s turnback of their residential customers to SJG in September 2005.

Cost of Sales — Utility— Cost of sales, net of intercompany transactions, increased $12.4 million and $71.4 million during the three and six month periods ended June 30, 2006, respectively, compared with the same periods in 2005. This increase resulted from growth in SJG’s total customer base, the impact of the migration of customers from transportation service back to sales service and increased gas costs now being recovered through rates. Changes in the unit cost of gas sold to utility ratepayers do not always directly affect cost of sales. SJG defers fluctuations in gas costs to ratepayers not reflected in current rates to future periods under a BPU-approved Basic Gas Supply Service (BGSS) price structure. As a result of the two BGSS rate increases in 2005, discussed under Operating Revenues - Utility, SJG was able to recover and recognize some of the increase in gas costs experienced during the later part of 2005 and the first quarter of 2006.

Gas supply sources include contract and open-market purchases. SJG secures and maintains its own gas supplies to serve its sales customers. SJG does not anticipate any difficulty renewing or replacing expiring contracts under acceptable terms and conditions.

Cost of Sales — Nonutility— Combined cost of sales for SJI’s nonutility businesses, net of intercompany transactions, decreased $9.6 million and $30.7 million for the three and six months ended June 30, 2006, respectively, compared with the same periods of 2005.

SJE’s cost of retail gas sales decreased by $4.0 million and $18.3 million for the three and six months ended June 30, 2006, respectively, compared with the same periods of 2005, due mainly to lower volumes of gas sold caused by the loss of residential and commercial customers, which was partially offset by higher gas commodity prices. SJE’s cost of retail electricity sales decreased $6.3 million and $16.0 million for the three and six months ended June 30, 2006, respectively, compared with the same periods of 2005, due mainly to the expiration of the school board contract in May 2005. This decrease was partially offset by higher electricity commodity prices and the addition of several industrial customers.

SJRG’s cost of sales increased $0.5 million and $2.6 million for the three and six months ended June 30, 2006, respectively, compared with the same periods of 2005, mainly due to higher gas prices.

SJI -29

Operations Expense — A summary of net changes in operations expense, for the three and six months ended June 30 follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,

	2006 vs. 2005	2006 vs. 2005

Utility	$(1,419)	$(2,877)
Nonutility:
Wholesale Gas	229	486
Retail Gas and Other	(39)	(1,211)
Retail Electricity	(91)	(75)
On-Site Energy Production	331	728
Appliance Service	15	(8)
Total Nonutility	445	(80)
Corporate and Services	1,916	3,842
Intercompany Eliminations	(2,331)	(4,804)
Total Operations	$(1,389)	$(3,919)

Utility Operations expense decreased $1.4 million during the second quarter of 2006 and $2.9 million during the first half of 2006, compared with the same periods in 2005, primarily as a result of five factors. First, SJG experienced a $0.4 million reduction in its bad debt expense during the second quarter corresponding with a decrease in its accounts receivable as a result of warmer weather. Second, there were $0.3 million and $1.3 million decreases for the three and six month periods ended June 30, 2006, respectively, in SJG’s costs under the New Jersey Clean Energy Programs (NJCEP). Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced offsetting decreases in revenues during the periods. The BPU-approved NJCEP allows for full recovery of costs, including carrying costs when applicable. As a result, the decrease in expense had no impact on SJG’s net income. Third, SJG’s regulatory expenses decreased $0.3 million in the first half of 2006 primarily as a result of amortizations of previously deferred expense related to its 2004 base rate proceeding with the BPU. Such costs were fully amortized as of December 31, 2005. The amount previously amortized in 2005 was $128,000 per quarter. Fourth, insurance expense was offset by $0.1 million in the second quarter of 2006 due to a refund approved by SJG’s insurance carrier. Lastly, SJG also experienced lower pension and other postretirement benefit costs during 2006 as detailed in Note 8 to the consolidated financial statements. Such reductions were the result of earnings on additional contributions to both plans, the transfer of employees to SJI Services, LLC effective January 1, 2006, and savings resulting from the early retirement plan offered in 2004 and 2005.

Nonutility Wholesale Gas Operations expense increased for three and six months ended June 30, 2006, compared with the same periods of 2005, due mainly to higher Corporate and Services cost allocations.

Nonutility Retail Gas and Other Operations expense decreased for the six months ended June 30, 2006, compared with the same period of 2005, mainly due to a significant uncollectible reserve adjustment following a bankruptcy declaration by one of SJE’s industrial gas customers in 2005.
Nonutility On-Site Energy Production Operations expense increased for the three and six months ended June 30, 2006, compared to the same periods of 2005, due mainly to higher labor and operating costs at all active projects, higher Corporate and Services cost allocations and a full six months of costs related to our ACLE project which began operations in March 2005.

Corporate and Services increased for the three and six months ended June 30, 2006 compared with the same periods of 2005, mainly due to the formation of SJI Services, LLC (SJIS) effective January 1, 2006 and the growing needs of our nonutility subsidiaries. Common services such as information technology, human resources, government relations, corporate communications, materials purchasing, fleet management and insurance were transferred to SJIS, having mostly been housed within SJG prior to January 1, 2006. Because these costs are allocated to our operating subsidiaries, they are eliminated in consolidation.

SJI -30

Other Operating Expenses — A summary of changes in other consolidated operating expenses for the three and six months ended June 30 follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,

	2006 vs. 2005	2006 vs. 2005

Maintenance	$(146)	$(234)
Depreciation	425	894
Energy and Other Taxes	(226)	(653)

Depreciation expense increased for the three and six months ended June 30, 2006, compared with the same periods of 2005, due mainly to SJG’s continuing investment in utility plant.

Energy and Other Taxes decreased for the three and six months ended June 30, 2006, compared with the same periods in 2005, primarily due to lower energy-related taxes based on the decreased sales volumes in 2006. This was partially offset by a slight increase in SJG’s revenue-based taxes resulting from higher revenues, as discussed in detail under Operating Revenues-Utility.

Other Income — Other income increased $0.7 million and $0.5 million for the three and six months ended June 30, 2006, compared with same periods of 2005, due mainly to the gain recognized by South Jersey Energy upon the sale of their interest in AirLogics, LLC on June 30, 2006.

Interest Charges— Interest charges increased by $1.3 million and $2.4 million for the three and six months ended June 30, 2006, compared with the same periods of 2005, due primarily to higher levels of short-term debt and higher interest rates on short-term debt. Short-term debt levels rose to support our capital expenditures, which were not financed with long-term debt until 2006, and to support higher gas costs incurred during the 2006 summer injection period. A steep rise in short-term interest rates was driven by a series of interest rate hikes enacted by the Federal Reserve Bank over the periods covered by this Report. Debt is incurred primarily to expand and upgrade SJG’s gas transmission and distribution system, to support seasonal working capital needs related to inventories, customer receivables, and to develop energy projects.

Liquidity and Capital Resources— Liquidity needs are driven by factors that include natural gas commodity prices; the impact of weather on customer bills; lags in fully collecting gas costs from customers under the Basic Gas Supply Service charge; working capital needs of our energy trading and marketing activities; the timing of construction and remediation expenditures and related permanent financings; mandated tax payment dates; both discretionary and required repayments of long-term debt; and the amounts and timing of dividend payments.

Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $41.7 million and $86.7 million for the six months ended June 30, 2006 and 2005, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, inventory utilization and gas cost recoveries. Net cash provided by operating activities for the first half of 2006 was impacted by higher gas costs and warmer weather than experienced during the same period of 2005. The larger than normal change in Accounts Payable was the primary cause of the decrease in operating cash flow. High gas costs boosted payable levels at the end of 2005 and warm weather and lower customer utilization rates experienced during 2006 resulted in higher than normal levels of natural gas in storage that had been paid for as of June 30, 2006. Typically, we would be buying more gas during the second quarter to inject into storages that had been depleted during the winter season, causing payables to rise.

We use short-term borrowings under lines of credit from commercial banks to supplement cash from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, we refinance short-term debt incurred to finance capital expenditures with long-term debt.

SJI -31

SJI’s operations are also subject to seasonal fluctuations. Significant changes in the balances of Current Assets and Current Liabilities can occur from the end of one reporting period to another, as evidenced by the changes on the consolidated balance sheets. The high level of gas inventory maintained as of June 30, 2006 is expected to result in reduced cash outflows during the next quarter.

Bank credit available to SJI totaled $266.0 million at June 30, 2006, of which $164.9 million, inclusive of $20.3 million of letters of credit, was used. Those bank facilities consist of a $100.0 million revolving credit facility and $76.0 million of uncommitted bank lines available to SJG; and a $60.0 million revolving credit facility and $30.0 million of uncommitted bank lines available to SJI. On August 3, 2006, SJG replaced the existing revolving credit with a new $100.0 million revolver that expires in August 2011. SJI is presently working with its banks to also extend SJI’s existing revolving credit from August 2007 through August 2011. The revolving credit facilities contain certain financial covenants measured on a quarterly basis. SJI and SJG were in compliance with these covenants as of June 30, 2006. Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business’ future liquidity needs.

SJI supplements its operating cash flow and credit lines with both debt and equity capital. Over the years, SJG has used long-term debt, primarily in the form of First Mortgage Bonds and Medium Term Notes (MTN), secured by the same pool of utility assets, to finance its long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment. In September of 2005, SJG established a new $150.0 million MTN program. On April 20, 2006, SJG issued $25.0 million of secured tax-exempt, auction-rate debt through the New Jersey Economic Development Authority (NJEDA). The auction rate, which resets weekly, was 3.79% as of June 30, 2006. In anticipation of this transaction, SJG previously entered into forward-starting interest rate swap agreements that effectively fixed the interest rate on this debt at 3.43% commencing December 1, 2006, through January 2036. The debt was issued under SJG’s MTN program. An additional $115.0 million of MTN’s remains available for issuance under that program.

In March 2006, Marina issued $16.4 million of tax-exempt Series A variable-rate bonds, through the NJEDA due in 2036. The proceeds are being used to fund construction costs related to Marina’s Atlantic City thermal plant expansion which serves Borgata’s expanded resort which opened on June 30, 2006. Investors in the bonds receive liquidity and credit support via letters of credit provided by commercial banks. The underlying letters of credit that provide liquidity support for the weekly remarketing of the variable-rate demand bonds are issued under agreements that expire in August and September 2007.

SJI has raised equity capital over the past several years through its Dividend Reinvestment Plan (DRP). Participants in SJI's DRP receive newly issued shares. We offer a 2% discount on DRP investments as it is the most cost-effective way to raise equity capital in the quantities we are seeking. Through the DRP, SJI raised $2.5million of equity capital by issuing 93,222 shares during the six months ended June 30, 2006 and $31.9 million of equity capital by issuing 1,141,590 shares during the year ended December 31, 2005. We anticipate raising a total of less than $10.0 million of additional equity capital through the DRP in 2006.

SJI’s capital structure was as follows:

	As of June 30, 2006	As of December 31, 2005

Common Equity	45.6%	45.6%
Long-Term Debt	38.6%	37.0%
Short-Term Debt	15.8%	17.4%
Total	100.0%	100.0%

SJG’s long-term, senior secured debt is rated “A” and “Baa1” by Standard & Poor’s and Moody’s Investor Services, respectively. These ratings have not changed in the past five years.

SJG is restricted as to the amount of cash dividends or other distributions that may be paid on its common stock by an order issued by the BPU in July 2004, that granted SJG an increase in base rates. Per the order, SJG is required to maintain total common equity of no less than $289.2 million. SJG’s total common equity balance was $360.7 million at June 30, 2006.

SJI -32

CAPITAL EXPENDITURES, COMMITMENTS AND CONTINGENCIES:
Capital Expenditures — SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental remediation costs. Net cash outflows for construction and remediation projects for the six months ended June 30, 2006 amounted to $42.3 million and $3.5 million, respectively. We estimate the net cash outflows for construction and remediation projects for 2006, 2007 and 2008 to be approximately $54.7 million, $46.6 million and $46.1 million, respectively. Included in the 2006 estimates is $8.9 million in capital costs accrued but not paid as of December 31, 2005, primarily related to two large special projects totaling $12.1 million for SJG pipeline installation.

Commitments and Contingencies— SJI is obligated on the letters of credit supporting the variable-rate demand bonds issued through the New Jersey Economic Development Authority by Marina. Commercial banks have issued $62.3 million of renewing letters of credit to support the financing of the original construction and recent expansion of Marina’s Atlantic City thermal plant project. The agreements under which the letters of credit were issued contain certain financial covenants measured on a quarterly basis. SJI was in compliance with these covenants as of June 30, 2006.

SJG has certain commitments for both pipeline capacity and gas supply for which it pays fees regardless of usage. Those commitments as of June 30, 2006, average $49.8 million annually and total $223.6 million over the contracts’ lives. Approximately 54% of the financial commitment under these contracts expires during the next five years. We expect to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred costs through rates via the Basic Gas Supply Service clause.

The following table summarizes our contractual cash obligations and their applicable payment due dates as of June 30, 2006 (in thousands):

		Up to	Years	Years	More than
Contractual Cash Obligations	Total	1 Year	2 & 3	4 & 5	5 Years

Long-Term Debt	$360,496	$2,363	$211	$10,237	$347,685
Interest on Long-Term Debt	312,591	20,411	40,424	40,092	211,664
Operating Leases	1,118	409	618	91	-
Construction Obligations	109,745	39,916	69,829	-	-
Commodity Supply Purchase Obligations	574,831	292,360	169,086	47,169	66,216
New Jersey Clean Energy Program	16,770	5,270	11,500	-	-
Other Purchase Obligations	17,580	8,487	8,193	900	-

Total Contractual Cash Obligations	$1,393,131	$369,216	$299,861	$98,489	$625,565

Expected environmental remediation costs and asset retirement obligations are not included in the table above due to the subjective nature of these costs and the timing of anticipated payments. As a result, the total obligation cannot be calculated. Additionally, future pension contributions are not included in the table as contributions vary from year-to-year based on investment performance and discount rates. SJG’s regulatory obligation to contribute to SJG’s postretirement benefit plans’ trust, as discussed in Note 8 to the consolidated financial statements, is also not included as its duration is indefinite.

Off-Balance Sheet Arrangements— SJI has no off-balance sheet financing arrangements.

SJI -33

Parental Guarantees— As of June 30, 2006, SJI had issued $287.6 million of parental guarantees on behalf of its subsidiaries. Of this total, $236.5 million expire within one year, $5.0 million expire between one and two years, and $46.1 million have no expiration date. The vast majority of these guarantees were issued as guarantees of payment to third parties with whom our subsidiaries have commodity supply contracts. These contracts contain netting provisions, which permit us to net the ultimate cash payment for monthly buys and sells from/to counterparties. As of June 30, 2006, these guarantees support future firm commitments and $33.5 million of the Accounts Payable recorded on our consolidated balance sheet. As part of our risk management policy, we also require parental guarantees from trading counterparties as applicable. These arrangements are typical in our industry. SJI has also issued several parental guarantees totaling $18.3 million related to Marina’s construction and operating activities.

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

Union Contract— Unionized personnel represent 61% of our workforce at June 30, 2006 and are operating under agreements that run through at least January 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk of the Company (Unaudited)

Commodity Market Risks— Certain regulated and nonregulated SJI subsidiaries are involved in buying, selling, transporting and storing natural gas and buying and selling retail electricity for their own accounts as well as managing these activities for other third parties. These subsidiaries are subject to market risk due to price fluctuations. To hedge against this risk, we enter into a variety of physical and financial transactions including forward contracts, swaps, futures and options agreements. To manage these transactions, SJI has a well-defined risk management policy approved by our Board of Directors that includes volumetric and monetary limits. Management reviews reports detailing activity daily. Generally, the derivative activities described above are entered into for risk management purposes.

SJG and SJE transact commodities on a physical basis and typically do not enter into financial derivative positions directly. SJRG manages risk for these entities as well as for its own portfolio by entering into the types of transactions noted above. As part of its gas purchasing strategy, SJG uses financial contracts to hedge against forward price risk. These contracts are recoverable through SJG’s BGSS, subject to BPU approval. It is management's policy, to the extent practical, within predetermined risk management policy guidelines, to have limited unmatched positions on a deal or portfolio basis while conducting these activities. As a result of holding open positions to a minimal level, the financial impact to SJRG of changes in value of a particular transaction is substantially offset by an opposite change in the related hedge transaction.

SJI -34

SJRG and SJE entered into certain contracts to purchase, sell, and transport natural gas. For those derivatives not designated as hedges, we recorded the net unrealized pre-tax loss of $(1.2) million and $(2.0) million in earnings during the three months ended June 30, 2006 and 2005, respectively, which are included with realized gains and losses in Operating Revenues — Nonutility. For the six months ended June 30, 2006, we recorded the net unrealized pre-tax gain of $3.8 and $2.1 million, respectively. Typically, SJRG's, SJE's, and SJG’s contracts are less than 12 months long. The fair value and maturity of all these energy trading and hedging contracts determined using mark-to-market accounting as of June 30, 2006 is as follows (in thousands):

Assets
	Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Beyond 3 Years	Total

Prices Actively Quoted	NYMEX
Trading		$2,665	$2,331	$827	$5,823
Hedging		8,922	2,656	—	11,578
Subtotal		11,587	4,987	827	17,401

Other External Sources	Basis
Trading		7,768	2,283	48	10,099
Hedging		403	—	—	403
Subtotal		8,171	2,283	48	10,502

Total		$19,758	$7,270	$875	$27,903

Liabilities	Source of	Maturity	Maturity	Beyond
	Fair Value	< 1 Year	1 - 3 Years	3 Years	Total

Prices Actively Quoted	NYMEX
Trading		$12,854	$3,164	$775	$16,793
Hedging		9,327	4,204	—	13,531
Subtotal		22,181	7,368	774	30,324

Other External Sources	Basis
Trading		5,947	1,063	—	7,010
Hedging		247	—	—	247
Subtotal		6,194	1,063	—	7,257

Total		$28,375	$8,431	$775	$37,581

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Contracted volumes of our NYMEX and Basis Contracts are 9.8 million decatherms with a weighted-average settlement price of $10.44 per decatherm.

A reconciliation of SJI's estimated net fair value of energy-related derivatives, including hedging contracts, follows (in thousands):

Net Derivatives — Energy Related Assets, January 1, 2006	$2,636
Contracts Settled During Six Months Ended June 30, 2006, Net	(4,728)
Other Changes in Fair Value from Continuing and New Contracts, Net	(7,586)

Net Derivatives — Energy Related Liabilities, June 30, 2006	$(9,678)

SJI -35

Interest Rate Risk— Our exposure to interest-rate risk relates primarily to short-term, variable-rate borrowings. Short-term, variable-rate debt outstanding at June 30, 2006 was $144.6 million and averaged $121.5 million during the first six months of 2006. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $717,000 increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2005 — 194 b.p. increase; 2004 — 115 b.p. increase; 2003 — 28 b.p. decrease; 2002 — 74 b.p. decrease; and 2001 — 383 b.p. decrease. For June 2006, our average interest rate on variable-rate debt was 5.70%.

We issue long-term debt either at fixed rates or use interest rate derivatives to fix interest rates on variable-rate, long-term debt. As of June 30, 2006, the interest costs on all but $1.1 million of our long-term debt were either at a fixed-rate or at a rate fixed via an interest rate derivative. Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates.

As of June 30, 2006, SJI’s active interest rate swaps were as follows:

Amount		Fixed Interest Rate	Start Date	Maturity	Type	Obligor
$ 6,000,000	*	4.550%	11/19/2001	12/01/2007	Taxable	Marina
$ 3,900,000		4.795%	12/01/2004	12/01/2014	Taxable	Marina
$ 8,000,000		4.775%	11/12/2004	11/12/2014	Taxable	Marina
$ 20,000,000		4.080%	11/19/2001	12/01/2011	Tax-exempt	Marina
$ 14,500,000		3.905%	03/17/2006	01/15/2026	Tax-exempt	Marina
$ 500,000		3.905%	03/17/2006	01/15/2026	Tax-exempt	Marina
$ 330,000		3.905%	03/17/2006	01/15/2026	Tax-exempt	Marina
$ 12,500,000	**	3.430%	12/01/2006	02/01/2036	Tax-exempt	SJG
$ 12,500,000	**	3.430%	12/01/2006	02/01/2036	Tax-exempt	SJG
$ 7,100,000		4.895%	02/01/2006	02/01/2016	Taxable	Marina

*	Amount reduced to $6.0 million on 12/01/05, and further reduces to $3.0 million on 12/01/06.
**	SJG entered into these forward-starting swaps in anticipation of the issuance of $25.0 million of auction-rate bonds that were issued in April 2006.

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

SJI -36

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item is incorporated by reference to Part I, Item 1, Note 11, beginning on page 21.

Item 1A. Risk Factors

              The following paragraph should be read in conjunction with the risk factors included in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005:

       Non-routine or extraordinary disruptions to SJG’s natural gas distribution system could significantly affect its results of operations and financial position.

       Utility distribution systems are routinely disrupted for a variety of reasons that include leak repair, system upgrades and contractor damage. These disruptions are typically localized and result in relatively brief service disruptions that do not have a material impact on SJG’s financial condition. However, accidental or intentional damage to multiple key portions of our distribution system, particularly if that damage occurred at the same time and depending on the type of damage, could result in an extended disruption in gas deliveries.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	Our annual meeting of shareholders was held on April 28, 2006.
(b)	Class II directors (with a term expiring 2009) were elected as follows:

	For	Withheld

Shirli M. Billings	25,759,281	443,324
Thomas A. Bracken	24,689,524	1,513,081
Sheila Hartnett-Devlin	25,867,088	335,517
Frederick R. Raring	25,831,828	370,777

Class I directors (with a term expiring in 2008) continuing in office are:
Charles Biscieglia, Keith S. Campbell, and W. Cary Edwards. Mr. Biscieglia subsequently retired as a director on June 1, 2006.

Class III directors (with terms expiring in 2007) continuing in office are:
Helen R. Bosley, Edward J. Graham, William J. Hughes, and Herman D. James.

The appointment of Deloitte & Touche LLP as our independent accountants for the year ending December 2006 was approved by a vote of 25,783,267 for the appointment and  273,687 against, with 145,650 abstentions.

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

SJI -37

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY INDUSTRIES, INC.
(Registrant)

Dated: August 9, 2006	By: /s/ Edward J. Graham
Edward J. Graham
Chairman, President & Chief Executive Officer

Dated: August 9, 2006	By: /s/ David A. Kindlick
David A. Kindlick
Vice President & Chief Financial Officer

SJI -38