Form 10-Q
period 2006-09-30
SOUTH JERSEY INDUSTRIES INC
filed 2006-11-09
CIK 91928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

 As of November 1, 2006, there were 29,279,288 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements — See Pages 2 through 24

SJI -1

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Three Months Ended
	September 30,
	2006	2005

Operating Revenues:
Utility	$73,541	$89,053
Nonutility	59,520	67,918

Total Operating Revenues	133,061	156,971

Operating Expenses:
Cost of Sales - Utility	50,840	66,428
Cost of Sales - Nonutility	45,774	56,002
Operations	15,596	15,332
Maintenance	1,454	1,456
Depreciation	6,646	6,052
Energy and Other Taxes	1,783	1,733

Total Operating Expenses	122,093	147,003

Operating Income	10,968	9,968

Other Income and Expense	639	(51)

Interest Charges	(7,462)	(5,326)

Income Before Income Taxes	4,145	4,591

Income Taxes	(1,830)	(2,092)

Equity in Affiliated Companies	196	183

Income from Continuing Operations	2,511	2,682

Loss from Discontinued Operations - Net	(149)	(191)

Net Income	$2,362	$2,491

Basic Earnings Per Common Share:
Continuing Operations	$0.086	$0.095
Discontinued Operations - Net	$(0.005)	$(0.007)

Basic Earnings Per Common Share	$0.081	$0.088

Average Shares of Common Stock Outstanding - Basic	29,225	28,244

Diluted Earnings Per Common Share:
Continuing Operations	$0.086	$0.094
Discontinued Operations - Net	$(0.005)	$(0.007)

Diluted Earnings Per Common Share	$0.081	$0.087

Average Shares of Common Stock Outstanding - Diluted	29,320	28,459

Dividends Declared per Common Share	$0.2250	$0.2125

The accompanying notes are an integral part of the consolidated financial statements.

SJI -2

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Nine Months Ended
	September 30,
	2006	2005

Operating Revenues:
Utility	$438,168	$385,980
Nonutility	215,400	253,600

Total Operating Revenues	653,568	639,580

Operating Expenses:
Cost of Sales - Utility	318,041	262,189
Cost of Sales - Nonutility	175,314	216,258
Operations	48,005	51,661
Maintenance	4,224	4,460
Depreciation	19,384	17,895
Energy and Other Taxes	8,405	9,008

Total Operating Expenses	573,373	561,471

Operating Income	80,195	78,109

Other Income and Expense	1,434	278

Interest Charges	(20,045)	(15,553)

Income Before Income Taxes	61,584	62,834

Income Taxes	(25,684)	(26,297)

Equity in Affiliated Companies	906	593

Income from Continuing Operations	36,806	37,130

Loss from Discontinued Operations - Net	(378)	(517)

Net Income	$36,428	$36,613

Basic Earnings Per Common Share:
Continuing Operations	$1.263	$1.326
Discontinued Operations - Net	$(0.013)	$(0.018)

Basic Earnings Per Common Share	$1.250	$1.308

Average Shares of Common Stock Outstanding - Basic	29,140	27,999

Diluted Earnings Per Common Share:
Continuing Operations	$1.260	$1.315
Discontinued Operations - Net	$(0.013)	$(0.018)

Diluted Earnings Per Common Share	$1.247	$1.297

Average Shares of Common Stock Outstanding - Diluted	29,215	28,221

Dividends Declared per Common Share	$0.6750	$0.6375

The accompanying notes are an integral part of the consolidated financial statements.

SJI -3

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	September 30,
	2006	2005

Net Income	$2,362	$2,491

Other Comprehensive Income (Loss), Net of Tax:

Change in Fair Value of Investments	109	100
Change in Fair Value of Derivatives - Other	(1,780)	892
Change in Fair Value of Derivatives - Energy Related	12,769	(8,503)

Other Comprehensive Income (Loss) - Net of Tax	11,098	(7,511)

Comprehensive Income (Loss)	$13,460	$(5,020)

	Nine Months Ended
	September 30,
	2006	2005

Net Income	$36,428	$36,613

Other Comprehensive Income (Loss), Net of Tax:

Change in Fair Value of Investments	199	178
Change in Fair Value of Derivatives - Other	323	7
Change in Fair Value of Derivatives - Energy Related	16,435	(13,084)

Other Comprehensive Income (Loss) - Net of Tax	16,957	(12,899)

Comprehensive Income	$53,385	$23,714

The accompanying notes are an integral part of the consolidated financial statements.

SJI -4

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)
	Nine Months Ended
	September 30,
	2006	2005

Cash Flows from Operating Activities:
Income from Continuing Operations	$36,806	$37,130
Adjustments to Reconcile Income from Continuing Operations
to Net Cash Provided by Operating Activities:
Depreciation and Amortization	20,811	20,166
Unrealized (Gain) Loss on Derivatives - Energy Related	(3,093)	1,361
Provision for Losses on Accounts Receivable	468	1,670
Stock-Based Compensation Charge	702	1,135
Revenues and Fuel Costs Deferred - Net	12,254	(8,003)
Deferred and Noncurrent Income Taxes and Credits - Net	2,683	19,282
Environmental Remediation Costs - Net	(5,485)	(2,116)
Gas Plant Cost of Removal	(1,096)	(679)
Changes in:
Accounts Receivable	103,454	58,320
Inventories	(31,650)	(42,508)
Other Prepayments and Current Assets	(855)	(1,417)
Prepaid and Accrued Taxes - Net	(13,490)	(12,413)
Accounts Payable and Other Accrued Liabilities	(99,744)	16,437
Other Assets	(8,207)	7,280
Other Liabilities	10,691	2,504
Discontinued Operations	470	(487)

Net Cash Provided by Operating Activities	24,719	97,662

Cash Flows from Investing Activities:
Net (Purchase of) Proceeds from Sale of Restricted Investments	(22,797)	3,993
Capital Expenditures	(58,377)	(69,624)
Other	(650)	635

Net Cash Used in Investing Activities	(81,824)	(64,996)

Cash Flows from Financing Activities:
Net Borrowings From (Repayments of) Lines of Credit	28,300	(20,800)
Proceeds from Issuance of Long-Term Debt	41,400	10,000
Principal Repayments of Long-Term Debt	(2,405)	(22,810)
Dividends on Common Stock	(13,116)	(11,872)
Proceeds from Sale of Common Stock	4,271	16,368
Payments for Issuance of Long-Term Debt	(1,270)	(289)
Premium for Early Retirement of Long-Term Debt	-	(184)
Redemption of Preferred Stock	-	(1,690)

Net Cash Provided by (Used in) Financing Activities	57,180	(31,277)

Net Increase in Cash and Cash Equivalents	75	1,389
Cash and Cash Equivalents at Beginning of Period	4,884	5,272

Cash and Cash Equivalents at End of Period	$4,959	$6,661

Supplemental Disclosures of Non-Cash Investing Activities:
Capital Expenditures unpaid as of September 30.	$5,134	$8,015
Proceeds from sale of Investment in Affiliate not yet received.	$1,450	$-

The accompanying notes are an integral part of the consolidated financial statements.

SJI -5

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands)

	(Unaudited)
	September 30,	December 31,
	2006	2005
Assets

Property, Plant and Equipment:
Utility Plant, at original cost	$1,067,676	$1,030,028
Accumulated Depreciation	(253,021)	(241,242)
Nonutility Property and Equipment, at cost	104,999	94,623
Accumulated Depreciation	(7,721)	(6,061)

Property, Plant and Equipment - Net	911,933	877,348

Investments:
Available-for-Sale Securities	6,030	5,642
Restricted	31,031	8,234
Investment in Affiliates	1,694	2,094

Total Investments	38,755	15,970

Current Assets:
Cash and Cash Equivalents	4,959	4,884
Accounts Receivable	81,925	138,139
Unbilled Revenues	12,290	59,066
Provision for Uncollectibles	(5,353)	(5,871)
Natural Gas in Storage, average cost	150,973	117,542
Materials and Supplies, average cost	2,976	4,758
Deferred Income Taxes - Net	-	624
Prepaid Taxes	22,355	13,061
Derivatives - Energy Related Assets	39,278	24,408
Other Prepayments and Current Assets	6,279	5,415

Total Current Assets	315,682	362,026

Regulatory and Other Noncurrent Assets:
Regulatory Assets	142,425	122,486
Prepaid Pension	28,341	30,075
Derivatives - Energy Related Assets	30,035	5,080
Derivatives - Other	527	-
Unamortized Debt Issuance Costs	8,028	7,147
Contract Receivables	13,408	14,766
Other	6,951	6,814

Total Regulatory and Other Noncurrent Assets	229,715	186,368

Total Assets	$1,496,085	$1,441,712

The accompanying notes are an integral part of the consolidated financial statements.

SJI -6

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands)

	(Unaudited)
	September 30,	December 31,
	2006	2005
Capitalization and Liabilities

Common Equity:
Common Stock	$36,551	$36,228
Premium on Common Stock	236,834	231,861
Accumulated Other Comprehensive Income (Loss)	8,156	(8,801)
Retained Earnings	151,089	134,357

Total Common Equity	432,630	393,645

Long-Term Debt	358,078	319,066

Total Capitalization	790,708	712,711

Minority Interest	483	394

Current Liabilities:
Notes Payable	175,600	147,300
Current Maturities of Long-Term Debt	2,347	2,364
Accounts Payable	52,294	179,023
Customer Deposits and Credit Balances	38,119	12,534
Environmental Remediation Costs	19,153	18,165
Taxes Accrued	3,575	7,456
Derivatives - Energy Related Liabilities	45,094	21,957
Deferred Income Taxes - Net	14,153	-
Deferred Contract Revenues	5,420	5,077
Dividends Payable	6,579	-
Interest Accrued	4,922	6,258
Other Current Liabilities	3,399	6,078

Total Current Liabilities	370,655	406,212

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	171,885	169,423
Investment Tax Credits	2,551	2,795
Pension and Other Postretirement Benefits	18,613	18,941
Asset Retirement Obligations	23,676	22,588
Environmental Remediation Costs	42,985	42,489
Derivatives - Energy Related Liabilities	12,086	4,895
Derivatives - Other	507	491
Regulatory Liabilities	55,230	54,002
Other	6,706	6,771

Total Deferred Credits
and Other Noncurrent Liabilities	334,239	322,395

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$1,496,085	$1,441,712

The accompanying notes are an integral part of the consolidated financial statements.

SJI -7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Consolidation — The consolidated financial statements include the accounts of South Jersey Industries, Inc. (SJI), its wholly owned subsidiaries and subsidiaries in which we have a controlling interest. We eliminate all significant intercompany accounts and transactions. In our opinion, the consolidated financial statements reflect all normal and recurring adjustments needed to fairly present SJI’s financial position and operating results at the dates and for the periods presented. Our businesses are subject to seasonal fluctuations and, accordingly, this interim financial information should not be the basis for estimating the full year’s operating results. These financial statements should be read in conjunction with SJI’s 2005 Form 10-K, annual report.

Equity Investments — Marketable equity securities that are purchased as long-term investments are classified as Available-for-Sale Securities and carried at their fair value on our consolidated balance sheets. Any unrealized gains or losses are included in Accumulated Other Comprehensive Income (Loss). SJI, through a wholly owned subsidiary, currently holds a 50% non-controlling interest in one affiliated company and accounts for the investment under the equity method. We include the operations of this affiliated company on a pre-tax basis in the statements of consolidated income under Equity in Affiliated Companies.

Estimates and Assumptions — We prepare our consolidated financial statements to conform with accounting principles generally accepted in the United States of America (GAAP). Management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements and related disclosures. Therefore, actual results could differ from those estimates. Significant estimates include amounts related to regulatory accounting, energy derivatives, environmental remediation costs, pension and other postretirement benefit costs, and revenue recognition.

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

Revenues — Gas and electric revenues are recognized in the period the commodity is delivered to customers. For SJG and South Jersey Energy Company (SJE) retail customers that are not billed at the end of the month, we record an estimate to recognize unbilled revenues for gas and electricity delivered from the date of the last meter reading to the end of the month. South Jersey Resources Group, LLC’s (SJRG) gas revenues are recognized in the period the commodity is delivered. We recognize revenues related to South Jersey Energy Service Plus, LLC (SJESP) appliance service contracts seasonally over the full 12-month terms of the contracts. Revenue related to services provided on a time and materials basis is recognized on a monthly basis as the jobs are completed. Marina Energy, LLC (Marina) recognizes revenue on a monthly basis as services are provided and for on-site energy production that is delivered to its customers.

The BPU allows SJG to recover all prudently incurred gas costs through the Basic Gas Supply Service clause (BGSS). SJG collects these costs on a forecasted basis pursuant to BPU order. SJG defers over/under-recoveries of gas costs and includes them in the following year's BGSS filing. SJG pays interest on the net overcollected BGSS balances at the rate of return on rate base utilized by the BPU to set rates in its last base rate proceeding.

SJI -8

SJG's tariff also includes a Temperature Adjustment Clause (TAC) and a Societal Benefits Clause (SBC). Within the SBC are a Remediation Adjustment Clause (RAC), a New Jersey Clean Energy Program (NJCEP), a Universal Service Fund (USF) program, and a Consumer Education Program (CEP), which was terminated in April 2006. The TAC provides stability to SJG’s earnings and its customers’ bills by normalizing the impact of extreme winter temperatures (See Note 12 - Subsequent Events). The RAC recovers environmental remediation costs of former gas manufacturing plants and the NJCEP recovers costs associated with our energy efficiency and renewable energy programs. The USF is a statewide customer assistance program that utilizes utilities as a collection agent. The CEP recovered costs associated with providing education to the public concerning customer choice. TAC adjustments affect revenue, earnings and cash flows since colder-than-normal weather can generate credits to customers, while warmer-than-normal weather can result in additional billings. RAC adjustments affect revenue and cash flows but do not directly affect earnings because SJG defers and recovers related costs through rates over 7-year amortization periods. NJCEP, CEP and USF adjustments also affect revenue and cash flows but do not directly affect earnings, as related costs are deferred and customer credits are recovered through rates on an ongoing basis.

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

Depreciation — SJG depreciates utility plant on a straight-line basis over the estimated remaining lives of the various property classes. These estimates are periodically reviewed and adjusted as required after BPU approval. The composite annual rate for all depreciable utility property was approximately 2.4% in 2005 and 2.3% for the first nine months of 2006. Except for retirements outside of the normal course of business, accumulated depreciation is charged with the cost of depreciable utility property retired, less salvage. Nonutility property depreciation is computed on a straight-line basis over the estimated useful lives of the property, ranging up to 50 years. Gain or loss on the disposition of nonutility property is recognized in net income.

Capitalized Interest — SJG capitalizes interest on construction at the rate of return on rate base utilized by the BPU to set rates in its last base rate proceeding. Marina capitalizes interest on construction projects in progress based on the actual cost of borrowed funds. SJG’s amounts are included in Utility Plant and Marina’s amounts are included in Nonutility Property and Equipment on the consolidated balance sheets. Interest Charges are presented net of capitalized interest on the consolidated statements of income. SJI capitalized interest of $0.2 million and $0.4 million for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, SJI capitalized interest of $1.0 million in each period.

Impairment of Long-Lived Assets — We review the carrying amount of long-lived assets for possible impairment whenever events or changes in circumstances indicate that such amounts may not be recoverable. For the nine months ended September 30, 2006 and the year ended December 31, 2005, no significant impairments were identified.

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

SJI structured its subsidiaries so that SJG and SJE transact commodities on a physical basis and typically do not directly enter into positions that financially settle. SJRG performs this risk management function for these entities and enters into the types of financial transactions noted above. As part of its gas purchasing strategy, SJG uses financial contracts, through SJRG to hedge against forward price risk. The costs or benefits of these contracts are included in SJG’s BGSS, subject to BPU approval. As of September 30, 2006 and December 31, 2005, SJG had $14.0 million and $(0.5) million of costs (benefits), respectively, included in its BGSS related to open financial contracts (See Regulatory Assets & Liabilities).

SJI -9

Management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in identifying, assessing and controlling various risks. Management reviews any open positions in accordance with strict policies to limit exposure to market risk.

SJI accounts for derivative instruments in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. We record all derivatives, whether designated in hedging relationships or not, on the consolidated balance sheets at fair value unless the derivative contracts qualify for the normal purchase and sale exemption. In general, if the derivative is designated as a fair value hedge, we recognize the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk in earnings. We currently have no fair value hedges. If the derivative is designated as a cash flow hedge, we record the effective portion of the hedge in Other Comprehensive Income (Loss) and recognize it in the income statement when the hedged item affects earnings. We recognize ineffective portions of cash flow hedges immediately in earnings. Due to the application of regulatory accounting principles under FASB Statement No. 71, derivatives related to SJG’s gas purchases are recorded through the BGSS. For the three and nine months ended September 30, 2006, and 2005, the ineffective portions of the derivatives designated as cash flow hedges were not material. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives, strategies for undertaking various hedge transactions and our methods for assessing and testing correlation and hedge ineffectiveness. All hedging instruments are linked to the hedged asset, liability, firm commitment or forecasted transaction.

We also assess whether these derivatives are highly effective in offsetting changes in cash flows or fair values of the hedged items. We discontinue hedge accounting prospectively if we decide: to discontinue the hedging relationship; determine that the anticipated transaction is no longer likely to occur; or, if we determine that a derivative is no longer highly effective as a hedge. In the event that hedge accounting is discontinued, we will continue to carry the derivative on the balance sheet at its current fair value and recognize subsequent changes in fair value in current period earnings. Unrealized gains and losses on the discontinued hedges that were previously included in Accumulated Other Comprehensive Income (Loss) will be reclassified into earnings when the forecasted transaction occurs, or when it is not probable that it will occur. During the nine months ended September 30, 2005, $1.3 million of unrealized gain on derivatives previously designated as cash flow hedges, was reclassified into Operating Revenues - Nonutility because we determined that the anticipated hedged transaction was no longer likely to occur. SJI has elected to designate certain energy-related derivative instruments as cash flow hedges, which protect against the price variability of our forecasted sales and purchases of natural gas. Based on the amount recorded in Accumulated Other Comprehensive Income (Loss) at September 30, 2006, we expect $4.4 million to be recorded as an increase in revenues in the next twelve months. As of September 30, 2006, hedges for future forecasted transactions exist into 2008.

SJRG manages its portfolio of purchases and sales, as well as natural gas in storage, using a variety of instruments that include forward contracts, swap agreements, options contracts and futures contracts. SJI measures the fair value of the contracts and records these as Derivatives — Energy Related Assets or Derivatives — Energy Related Liabilities on our consolidated balance sheets. For those derivatives not designated as hedges, we recorded the net unrealized pre-tax loss of $(0.7) million, and $(3.5) million in earnings during the three months ended September 30, 2006 and 2005, respectively, which are included with realized gains and losses in Operating Revenues — Nonutility. For the nine months ended September 30, 2006 and 2005, we recorded the net unrealized pre-tax gain of $3.1 million and a net unrealized pre-tax loss of $(1.4) million, respectively, which are included with realized gains and losses in Operating Revenues — Nonutility.

SJI presents revenues and expenses related to its energy trading activities on a net basis in Operating Revenues — Nonutility in our consolidated statements of income consistent with Emerging Issues Task Force (EITF) Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.” The above presentation has no effect on operating income or net income.

From time to time we enter into interest rate derivatives and similar agreements to hedge exposure to increasing interest rates, and the impact of those rates on our cash flows, with respect to our variable-rate debt. We have designated and account for these interest rate derivatives as cash flow hedges. As of September 30, 2006, SJI’s active interest rate swaps were as follows:

SJI -10

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

The differential to be paid or received as a result of these swap agreements is accrued as interest rates change and is recognized as an adjustment to interest expense. As of September 30, 2006, the net market values of these swaps were not significant. As of December 31, 2005, the market values of these swaps were $(0.5) million which represent the amounts we would have had to pay to the counterparties if the contracts had been terminated on that date. We include this balance on the consolidated balance sheets under Derivatives — Other as of December 31, 2005. As of September 30, 2006 and 2005, we determined that the swaps were highly effective; therefore, we recorded the changes in fair value of the swaps, net of taxes, in Accumulated Other Comprehensive Income (Loss).

We determined the fair value of derivative instruments by reference to quoted market prices of listed contracts, published quotations or quotations from unrelated third parties.

Stock-Based Compensation Plans —Under the Amended and Restated 1997 Stock-Based Compensation Plan that was amended and restated by our Board of Directors and approved by our shareholders in April 2005, no more than 1,000,000 shares in the aggregate may be issued to SJI's officers, non-employee directors and other key employees. The plan will terminate on January 26, 2015, unless terminated earlier by the Board of Directors. No options were granted or outstanding during the nine months ended September 30, 2006, and 2005. No stock appreciation rights have been issued under the plan. In the first nine months of 2006, and 2005, we granted 42,983 and 38,316 restricted shares, respectively. Restricted shares vest over a 3-year period and are subject to SJI achieving certain performance targets as compared to a peer group average. The actual amount of shares that are ultimately awarded is dependent upon the final peer group average and may range from between 0% to 150% of the original share units granted.

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

SJI -11

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

The following table summarizes the nonvested restricted stock awards outstanding at September 30, 2006 and the assumptions used to estimate the fair value of the awards (adjusted for the June 2005 two-for-one stock split):

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

The following table summarizes the total compensation cost for the nine months ended September 30, 2006 and 2005 (in thousands):

	2006	2005
Officers	$689	$1,427
Directors	99	75
Total Cost	$788	$1,502
Capitalized	(86)	(367)
Net Expense	$702	$1,135

As of September 30, 2006, there was $1.3 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 1.3 years.

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

The change in stock-based compensation expense for the nine months ended September 30, 2006 resulting from the adoption of Statement No. 123(R) was not significant.

The following table summarizes information regarding restricted stock award activity during the nine months ended September 30, 2006:

SJI -12

	Officers *	Directors *

Nonvested Shares Outstanding, January 1, 2006	143,734	16,120

Granted	42,983	-
Vested**	(61,620)	-
Cancelled/Forfeited	(8,665)	-

Nonvested Shares Outstanding, September 30, 2006	116,432	16,120

* Excludes accrued dividend equivalents.
** Actual shares awarded upon vesting, including dividend equivalents and adjustments for performance measures, totaled 101,009 shares.

During the nine months ended September 30, 2006 and 2005, SJI awarded 101,009 shares at a market value of $2.9 million and 74,574 shares at a market value of $2.0 million, respectively. The Company has a policy of issuing new shares to satisfy its obligations under these plans (See Note 3); therefore, there are no cash payment requirements resulting from the normal operation of this plan. However, a change in control could result in such shares becoming nonforefeitable or immediately payable in cash.

Regulatory Assets & Liabilities — Regulatory Assets at September 30, 2006 and December 31, 2005, consisted of the following items (in thousands):

	Years Remaining as of September 30, 2006	September 30, 2006	December 31, 2005
Environmental Remediation Costs:
Expended — Net	Various	$14,833	$9,350
Liability for Future Expenditures	Not Applicable	58,216	56,717
Income Taxes — Flowthrough
Depreciation	5	4,930	5,663
Deferred Fuel Costs — Net	Various	23,445	21,237
Deferred Asset Retirement Obligation Costs	Not Applicable	20,743	19,986
Deferred Postretirement Benefit Costs	6	2,362	2,646
Societal Benefit Costs	Various	5,682	2,691
Temperature Adjustment Clause Receivable	Various	9,269	1,003
Premium for Early Retirement of Debt	Various	1,573	1,694
Other	Not Applicable	1,372	1,499
Total Regulatory Assets		$142,425	$122,486

All significant regulatory assets are separately identified above and are or will be recovered through utility rate charges. SJG is currently permitted to recover interest on its Environmental Remediation Costs and Societal Benefit Costs while the other assets are being recovered without a return on investment over the period indicated. Some of the assets included in the above caption “Other” are currently being recovered from ratepayers as approved by the BPU. Management believes the remaining deferred costs are probable of recovery from ratepayers through future utility rates.

Over/under collections of gas costs are monitored through SJG’s BGSS mechanism. Net undercollected gas costs are classified as a Regulatory Asset and net overcollected gas costs are classified as a Regulatory Liability. Derivative contracts used to hedge our natural gas purchases are included in the BGSS, subject to BPU approval. The offset to the change in fair value of these contracts is recorded as a component of the regulatory asset, Deferred Fuel Costs - Net, if we are in a net undercollected position, or as a component of the regulatory liability, Deferred Gas Revenues - Net, if we are in a net overcollected position. As of September 30, 2006, costs related to derivative contracts increased Deferred Fuel Costs - Net by $14.0 million. As of December 31, 2005, benefits related to derivative contracts reduced Deferred Fuel Costs - Net by $0.5 million.

SJI -13

Regulatory Liabilities at September 30, 2006 and December 31, 2005 consisted of the following items (in thousands):

	September 30,	December 31,
	2006	2005
Excess Plant Removal Costs	$48,286	$48,071
Overcollected State Taxes	4,151	4,025
Other	2,793	1,906
Total Regulatory Liabilities	$55,230	$54,002

Excess Plant Removal Costs represent amounts accrued in excess of actual utility plant removal costs incurred to date, which SJG has an obligation to either expend or return to ratepayers in future periods. The Overcollected State Taxes will be credited to the BGSS clause and returned to customers as a condition of a recent settlement (See Note 12- Subsequent Events). All other regulatory liabilities are subject to being returned to ratepayers in future rate proceedings.

Cash and Cash Equivalents — For purposes of reporting cash flows, highly liquid investments with original maturities of three months or less are considered cash equivalents.

New Accounting Pronouncements — In July 2006, the FASB issued Interpretation No. 48 “Uncertainty in Income Taxes” (FIN 48). This Interpretation provides guidance on the recognition and measurement of uncertain tax positions in the financial statements. The effective date of FIN 48 is January 1, 2007. Management is currently evaluating the impact that the adoption of this interpretation will have on the Company’s consolidated financial statements.

In September 2006, the FASB issued its Staff Position (FSP) on “Accounting for Planned Major Maintenance Activities”. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. This FSP is effective the first fiscal year beginning after December 15, 2006. Management does not anticipate that this FSP will have a material affect on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement is effective in fiscal years beginning after November 15, 2007. Management is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. The new statement requires a calendar year-end company with publicly traded equity securities that sponsors a postretirement benefit plan to fully recognize, as an asset or liability, the overfunded or underfunded status of its benefit plans in its 2006 year-end balance sheet and recognize changes in the funded status in the year in which the changes occur (reported in Other Comprehensive Income (Loss)). The new standard will also require a company to measure its plan assets and benefit obligations as of its year-end balance sheet date, effective for fiscal years ending after December 15, 2008. Management is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial statements; however, this statement does not have an impact on the computation of benefit expense recognized in the income statement.

Reclassifications — Certain amounts from prior years have been reclassified to conform to the current year presentation. In addition $6.3 million of declared dividends were removed from Dividends on Common Stock within financing activities, with an offsetting decrease in Changes in Accounts Payable and Other Accrued Liabilities within operating activities in the Statement of Cash Flows for the nine months ended September 30, 2005. These amounts did not impact previously reported revenue, net income or earnings per share and are considered immaterial to the overall presentation of our consolidated financial statements.

SJI -14

2.    DISCONTINUED OPERATIONS, AFFILIATIONS AND CONTROLLING INTERESTS:

Discontinued Operations— In 1996, Energy & Minerals, Inc. (EMI), an SJI subsidiary, sold the common stock of The Morie Company, Inc. (Morie), its sand mining and processing subsidiary. SJI conducts tests annually to estimate the environmental remediation costs for properties owned by South Jersey Fuel, Inc. (SJF), an EMI subsidiary, from its previously operated fuel oil business. SJI reports the environmental remediation activity related to these properties as discontinued operations.

Summarized operating results of the discontinued operations for the three and nine months ended September 30, were (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Loss before Income Taxes:
Sand Mining	$(218)	$(237)	$(447)	$(708)
Fuel Oil	(11)	(58)	(134)	(88)
Income Tax Benefits	80	104	203	279
Loss from Discontinued Operations — Net	$(149)	$(191)	$(378)	$(517)
Earnings Per Common Share from
Discontinued Operations — Net:
Basic and Diluted	$(0.005)	$(0.007)	$(0.013)	$(0.018)

Affiliations — SJI and Conectiv Solutions, LLC formed Millennium Account Services, LLC to provide meter reading services in southern New Jersey. SJE and GZA GeoEnvironmental, Inc. (GZA) formed AirLogics, LLC (AirLogics) to market a jointly developed air monitoring system designed to assist companies involved in environmental cleanup activities. On June 30, 2006, SJE sold its entire interest in AirLogics for $1.5 million, resulting in an after-tax gain of $0.2 million. We account for our investment in these affiliated companies under the equity method.

Controlling Interests — Marina and DCO Energy, LLC (DCO) formed AC Landfill Energy, LLC (ACLE) to develop and install a 1,600-kilowatt methane-to-electric power generation system at a county-owned landfill in Egg Harbor Township, NJ. Marina owns a 51% interest in ACLE and accounts for ACLE as a consolidated subsidiary. Commercial operation of the initial system began in March 2005. An additional 1,900-kilowatt system began commercial operation in August 2006. Construction on an additional 1,900-kilowatt system will begin in the fourth quarter of 2006 and is expected to be operational in the fourth quarter of 2007.

In March 2005, Marina and DCO formed WC Landfill Energy, LLC (WCLE) to develop and install a 3,800-kilowatt methane-to-electric power generation system at a county-owned landfill in White Township, NJ. Marina owns a 51% interest in WCLE and accounts for WCLE as a consolidated subsidiary. Commercial operation of the plant is targeted to begin in the fourth quarter of 2006.

3.    COMMON STOCK:

SJI has 60,000,000 shares of common stock authorized. Share-related information for prior periods is reported on a retroactive basis reflecting the stock split, which was completed on June 30, 2005, throughout this Report.

The following shares were issued and outstanding:

September 30, 2006
Beginning Balance, January 1	28,982,440
New Issues During Period:
Dividend Reinvestment Plan	156,980
Stock-Based Compensation Plan	101,009
Ending Balance, September 30	29,240,429

SJI -15

We recorded the par value ($1.25 per share) of stock issued during the nine months ended September 30, 2006 in Common Stock and recorded the net excess over par value of approximately $4.9 million in Premium on Common Stock.

Earnings Per Common Share — We present basic EPS based on the weighted-average number of common shares outstanding. EPS is presented in accordance with FASB Statement No. 128, “Earnings Per Share,” which establishes standards for computing and presenting basic and diluted EPS. The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 94,735 and 214,427 shares for the three months, and 75,537 and 222,136 shares for the nine months ended September 30, 2006 and 2005, respectively. These shares relate to SJI’s restricted stock as discussed below.

Dividend Reinvestment Plan (DRP) — Newly issued shares of common stock offered through the DRP are issued directly by SJI. As of September 30, 2006, SJI reserved 1,369,042 shares of authorized, but unissued, common stock for future issuance to the DRP.

4.    LONG-TERM DEBT:

In March 2006, Marina issued $16.4 million of tax-exempt, variable-rate bonds through the New Jersey Economic Development Authority (NJEDA), which mature in March 2036. Proceeds of the bonds were used to finance the expansion of Marina’s Atlantic City thermal energy plant. The interest rate on all but $1.1 million of the bonds has been effectively fixed via interest rate swaps at 3.91% until January 2026. The variable interest rate on the $1.1 million portion of the bonds that remain unhedged was 3.74% as of September 30, 2006.

In April 2006, SJG issued $25.0 million of secured tax-exempt, auction-rate debt through the NJEDA to finance infrastructure costs that qualify for tax-exempt financing. The auction rate, which resets weekly, was set at 3.40% as of September 30, 2006. In anticipation of this transaction, SJG previously entered into forward-starting interest rate swap agreements that effectively fixed the interest rate on this debt at 3.43%, commencing December 1, 2006 through January 2036. The debt was issued under SJG’s medium-term note program. An additional $115.0 million of medium-term notes remains available for issuance under that program.

5.    FINANCIAL INSTRUMENTS:

Restricted Investments — In accordance with the terms of Marina’s and SJG’s loan agreements, we were required to escrow unused proceeds pending approved construction expenditures. As of September 30, 2006, the escrowed proceeds, including interest earned totaled $18.5 million. There were no escrowed proceeds as of December 31, 2005 as the related debt was issued during 2006.

SJRG maintains a margin account with a national investment firm to support its risk management activities. As of September 30, 2006 and December 31, 2005, the balance of this account was $12.5 million and $8.2 million, respectively, due to changes in the market value of outstanding contracts.

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

SJI -16

Information about SJI's operations in different operating segments for the three and nine months ended September 30 is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005
Operating Revenues:
Gas Utility Operations	$87,714	$89,702	$469,802	$390,322
Wholesale Gas Operations	9,245	6,340	29,891	21,182
Retail Gas and Other Operations	26,044	33,422	119,816	148,969
Retail Electric Operations	14,263	19,099	38,928	58,643
On-Site Energy Production	7,955	7,964	19,447	18,530
Appliance Service Operations	3,611	3,457	10,961	10,650
Corporate and Services	2,910	23	9,099	1,072
Subtotal	151,742	160,007	697,944	649,368
Intersegment Sales	(18,681)	(3,036)	(44,376)	(9,788)
Total Operating Revenues	$133,061	$156,971	$653,568	$639,580

Operating Income:
Gas Utility Operations	$2,907	$3,602	$55,647	$56,896
Wholesale Gas Operations	3,449	2,866	12,975	9,707
Retail Gas and Other Operations	65	(234)	(115)	2,056
Retail Electric Operations	1,412	253	3,494	1,114
On-Site Energy Production	2,621	3,104	6,128	6,617
Appliance Service Operations	426	688	1,676	2,476
Corporate and Services	88	(311)	390	(757)
Total Operating Income	$10,968	9,968	80,195	78,109

Depreciation and Amortization:
Gas Utility Operations	$6,381	$6,339	$18,905	$18,577
Wholesale Gas Operations	2	4	7	11
Retail Gas and Other Operations	2	3	7	9
Appliance Services Operations	60	47	175	129
On-Site Energy Production	622	459	1,544	1,360
Corporate and Services	60	27	173	80
Total Depreciation and Amortization	$7,127	$6,879	$20,811	$20,166

Property Additions:
Gas Utility Operations	$10,416	$23,543	$39,665	$53,838
Wholesale Gas Operations	-	2	3	2
Retail Gas and Other Operations	3	3	8	6
Appliance Service Operations	72	53	242	110
On-Site Energy Production	305	6,047	9,765	19,090
Corporate and Services	61	3	449	10
Total Property Additions	$10,857	$29,651	$50,132	$73,056

SJI -17

	September 30, 2006	December 31, 2005
Identifiable Assets:
Gas Utility Operations	$1,196,422	$1,167,398
Wholesale Gas Operations	150,562	124,922
Retail Gas and Other Operations	38,612	50,880
Retail Electric Operations	3,238	7,751
Appliance Service Operations	15,103	13,624
On-Site Energy Production	121,344	105,822
Discontinued Operations	450	408
Subtotal	1,525,731	1,470,805
Corporate and Services	94,586	70,379
Intersegment Assets	(124,232)	(99,472)
Total Identifiable Assets	$1,496,085	$1,441,712

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

BPU Audit — In 2004, the BPU commenced a competitive services audit and a management audit that included a focused review of SJG’s gas supply and purchasing practices. The BPU is mandated by statute to conduct such audits at predetermined intervals. In February 2006, the audit reports were released by the BPU for comments. The final BPU order accepting the recommendations of the auditor with some minor revisions was signed in August 2006. The recommendations contained in these audits have no material effect on these financial statements.

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

In October 2005, SJG filed a petition with the BPU to implement a Pipeline Integrity Management Tracker (Tracker) along with the three other natural gas distribution companies in New Jersey. The purpose of the Tracker is to recover costs to be incurred by SJG as a result of new federal regulations, which are aimed at enhancing public safety and reliability. The regulations require that utilities use a comprehensive analysis to assess, evaluate, repair and validate the integrity of certain transmission lines in the event of a leak or failure. The New Jersey utilities are requesting approval of the Tracker since the new regulations will result in ongoing incremental costs. Costs incurred to date are not considered significant. We anticipate that a large portion of the incremental cost is dependent upon overall assessment results, and therefore cannot be specifically predicted at this time.

In November 2005, SJG made its annual SBC filing, requesting a $6.1 million reduction in annual recoveries.

In November 2005, SJG filed a BGSS Motion for Emergent Rate Relief in conjunction with the other natural gas utilities in New Jersey. This filing was necessary due to substantial increases in wholesale natural gas prices across the country. In December 2005, the BPU approved an $85.7 million increase to SJG’s rates, effective December 15, 2005, on an interim basis.

SJI -18

In December 2005, SJG made a filing proposing to implement a Conservation and Usage Adjustment (CUA) Clause, on a five-year pilot basis. The primary purpose of the CUA is to promote conservation and to base SJG’s profit margin on its number of customers rather than the amount of natural gas it distributes to its customers. This structure will allow SJG to aggressively promote conservation programs without negatively impacting its financial stability. In October 2006, the BPU approved the CUA as a three year pilot program and renamed it the Conservation Incentive Program (CIP) (See Note 12).

In March 2006, the BPU approved a global settlement, effective April 1, 2006, fully resolving SJG’s September 2004 SBC filing, 2003-2004 TAC filing, 2004-2005 BGSS filing and certain issues in the 2005-2006 BGSS filing. The net impact is a $4.4 million reduction to annual revenues; however, this reduction has no impact on net income as there will be a dollar-for-dollar reduction in expense. In addition, a pilot storage incentive program was approved. This program began during the second quarter of 2006 and will continue for three summer injection periods through 2008. It is designed to provide SJG with the opportunity to achieve BGSS price reductions and additional price stability. It will also provide SJG with an opportunity to share in the storage-related gains and losses, with 20% being retained by SJG, and 80% being credited to customers. Total storage-related gains for the three and nine months ended September 30, 2006 were $0.8 million and $1.6 million, respectively.

In June 2006, SJG made its annual BGSS filing with the BPU requesting a $19.7 million or 4.6% decrease in gas cost recoveries in response to decreasing wholesale gas costs and an $11.5 million benefit derived from the release of a storage facility and the liquidation of its low-cost base gas made available during the second quarter.  Due to the continuing decrease in wholesale gas costs subsequent to our June 2006 filing, an agreement to utilize gas from a released storage facility for this upcoming winter, and a credit to gas costs for previously overcollected state taxes (See Notes 1 and 12), the BPU approved a $38.7 million, or 8.6%, annual decrease in gas cost recoveries in September 2006.

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

The BPU authorized SJG to recover costs related to postretirement benefits other than pensions under the accrual method of accounting consistent with FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SJG deferred amounts accrued prior to that authorization and are amortizing them as allowed by the BPU. The unamortized balance of $2.4 million at September 30, 2006 is recoverable in rates. SJG is amortizing this amount over 15 years, which started January 1998.

Net periodic benefit cost for the three and nine months ended September 30, 2006 and 2005 related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

SJI -19

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Service Cost	$793	$809	$2,377	$2,428
Interest Cost	1,804	1,686	5,411	5,056
Expected Return on Plan Assets	(2,309)	(2,142)	(6,928)	(6,427)
Amortization of Loss and Other	710	750	2,131	2,250
Net Periodic Benefit Cost	998	1,103	2,991	3,307
Capitalized Benefit Costs	(319)	(314)	(956)	(943)
Net Periodic Benefit Expense	$679	$789	$2,035	$2,364

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Service Cost	$302	$227	$698	$681
Interest Cost	1,024	539	1,966	1,616
Expected Return on Plan Assets	(645)	(399)	(1,343)	(1,198)
Amortization of Loss and Other	291	34	351	103
Net Periodic Benefit Cost	972	401	1,672	1,202
Capitalized Benefit Costs	(398)	(124)	(594)	(373)
Net Periodic Benefit Expense	$574	277	$1,078	$829

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

Contributions — SJI does not expect to make any contributions to its pension plan in 2006; however, changes in future investment performance and discount rates may ultimately result in a contribution during the fourth quarter. SJG has a regulatory obligation to contribute approximately $3.6 million annually to its other postretirement benefit plans’ trusts, less costs incurred directly by the company.

9.    RETAINED EARNINGS:

SJG is restricted as to the amount of cash dividends or other distributions that may be paid on its common stock by an order issued by the BPU in July 2004, that granted SJG an increase in base rates. Per the order, SJG is required to maintain total common equity of no less than $289.2 million. SJG’s total common equity balance was $353.7 million at September 30, 2006.

Various loan agreements also contain potential restrictions regarding the amount of cash dividends or other distributions that SJG may pay on its common stock. As of September 30, 2006, SJG’s loan restrictions did not affect the amount that may be distributed from either SJG’s or SJI’s retained earnings.

SJI -20

10.    UNUSED LINES OF CREDIT:

Bank credit available to SJI totaled $381.0 million at September 30, 2006, of which $241.7 million, inclusive of $66.1 million of letters of credit, was used. Those bank facilities consist of a $100.0 million revolving credit facility and $51.0 million of uncommitted bank lines available to SJG; and a $200.0 million revolving credit facility and $30.0 million of uncommitted bank lines available to SJI. On August 3, 2006, SJG replaced the existing revolving credit with a new $100.0 million revolver that expires in August 2011. On August 22, 2006, SJI replaced its revolving credit facility and a separate letter of credit facility with a new $200.0 million revolver that expires in August 2011. Both revolving credit facilities contain one financial covenant regarding the ratio of total debt to total capitalization, measured on a quarterly basis. SJI and SJG were in compliance with that covenant as of September 30, 2006. Borrowings under these credit facilities are at market rates. The weighted-average borrowing cost, which changes daily, was 5.76% and 4.42% at September 30, 2006 and 2005, respectively. We maintain demand deposits with lending banks on an informal basis and they do not constitute compensating balances.

11.    COMMITMENTS AND CONTINGENCIES:

Contractual Cash Obligations — The following table summarizes our contractual cash obligations and their applicable payment due dates as of September 30, 2006 (in thousands):

		Up to	Years	Years	More than
Contractual Cash Obligations	Total	1 Year	2 & 3	4 & 5	5 Years

Long-Term Debt	$360,425	$2,347	$211	$35,238	$322,629
Interest on Long-Term Debt	304,877	20,262	40,129	39,796	204,690
Operating Leases	987	429	502	56	-
Construction Obligations	4,665	4,665	-	-	-
Commodity Supply Purchase Obligations	647,891	378,490	181,175	28,315	59,911
New Jersey Clean Energy Program	15,557	5,807	9,750	-	-
Other Purchase Obligations	10,972	4,737	3,588	2,522	125

Total Contractual Cash Obligations	$1,345,374	$416,737	$235,355	$105,927	$587,355

Expected environmental remediation costs and asset retirement obligations are not included in the table above due to the subjective nature of such costs and timing of anticipated payments. As a result, the total obligation cannot be calculated. Additionally, future pension contributions are not included in the table as contributions vary from year-to-year based on investment performance and discount rates. SJG’s regulatory obligation to contribute to its postretirement benefit plans’ trust, as discussed in Note 8, is also not included as its duration is indefinite.

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

Union Contract — Unionized personnel represent 61% of our workforce at September 30, 2006 and are operating under agreements that run through at least January 2008.

SJI -21

Parental Guarantees — As of September 30, 2006, SJI had issued $292.5 million of parental guarantees on behalf of its subsidiaries. Of this total, $233.8 million expire within one year and $58.7 million have no expiration date. The vast majority of these guarantees were issued to guarantee payment to third parties with whom our subsidiaries have commodity supply contracts. These contracts contain netting provisions, which permit us to net the ultimate cash payment for monthly buys and sells from/to counterparties. As of September 30, 2006, these guarantees support future firm commitments and $32.0 million of the Accounts Payable recorded on our consolidated balance sheet. Parental guarantees totaling $23.0 million are related to Marina’s construction and operating activities. As part of our risk management policy, we also require parental guarantees from trading counterparties as applicable. These arrangements are typical in our industry.

Standby Letters of Credit — As of September 30, 2006, SJI provided $62.3 million of standby letters of credit from commercial banks supporting the variable-rate demand bonds issued through the New Jersey Economic Development Authority to finance Marina’s thermal plant project. The agreements under which the letters of credit were issued, contain certain financial covenants measured on a quarterly basis. SJI was in compliance with these covenants as of September 30, 2006.

Also, as of September 30, 2006, SJI has five additional letters of credit outstanding totaling $2.8 million. Two of these letters were posted to different utilities and one was posted to the PJM Interconnection to enable SJE to market retail electricity. The remaining two letters were posted for various construction activities.

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

SJI successfully entered into settlements with all of its historic comprehensive general liability carriers regarding the environmental remediation expenditures at the SJG sites. Also, SJG purchased a Cleanup Cost Cap Insurance Policy limiting the amount of remediation expenditures that SJG will be required to make at 11 of its sites. This Policy will be in force until 2024 at 10 sites and until 2029 at one site. The future cost estimates discussed hereafter are not reduced by projected insurance recoveries from the Cleanup Cost Cap Insurance Policy. The Policy is limited to an aggregate amount of $50.0 million, of which SJG has received $8.4 million through September 30, 2006.

Since the early 1980s, SJI accrued environmental remediation costs of $173.2 million, of which $111.1 million was spent as of September 30, 2006.

The following table details the amounts expended and accrued for SJI’s environmental remediation (in thousands):

	Nine Months Ended September 30, 2006	Year Ended December 31, 2005

Beginning Balance	$60,654	$54,991
Accruals and Adjustments	8,895	11,791
Expenditures	(6,463)	(6,128)
Insurance Recoveries	(948)	-
Ending Balance	$62,138	$60,654

The balances are segregated between current and noncurrent on the consolidated balance sheets under the captions Current Liabilities and Deferred Credits and Other Noncurrent Liabilities.

SJI -22

With the assistance of consulting firms, we estimate that undiscounted future costs to clean up SJG's sites will range from $58.2 million to $212.1 million.  SJG recorded the lower end of this range, $58.2 million, as a liability because a single reliable estimation point is not feasible due to the amount of uncertainty involved in the nature of projected remediation efforts and the long period over which remediation efforts will continue. Four of SJG’s sites comprise a significant portion of these estimates, ranging from a low of $31.9 million and a high of $125.1 million.  Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements. Significant risks surrounding these estimates include unforeseen market price increases for remedial services, property owner acceptance of remedy selection, regulatory approval of selected remedy and remedial investigative findings.

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

Site 3 - Remedial investigative activities are ongoing at this site. Remaining steps to remediate include completing the remedial investigation of impacted soil and groundwater in preparation for selecting the appropriate action and implementation and gaining regulatory and property owner approval of the selected remedy.

Site 4 - Remedial investigative activities are ongoing at this site. Remaining steps to remediate include completing the remedial investigation of impacted soil, groundwater and sediment in preparation for selecting the appropriate action and implementation and gaining regulatory and property owner approval of the selected remedy. An interim remedial measure is being planned to accommodate a third party property owner’s development needs.

SJG has two regulatory assets associated with environmental costs. The first asset, Environmental Remediation Cost: Expended — Net, represents what was actually spent to clean up former gas manufacturing plant sites. These costs meet the requirements of Statement No. 71. The BPU allows SJG to recover expenditures through the RAC. The other asset, Environmental Remediation Cost: Liability for Future Expenditures, relates to estimated future expenditures determined under the guidance of FASB Statement No. 5, "Accounting for Contingencies." We recorded this amount, which relates to former manufactured gas plant sites, as a regulatory asset under Statement No. 71 with the corresponding amounts reflected on the consolidated balance sheets under Current Liabilities and Deferred Credits and Other Noncurrent Liabilities. The BPU's intent, evidenced by current practice, is to allow SJG to recover the deferred costs over 7-year periods after they are spent. As of September 30, 2006, we reflected SJG's unamortized expended remediation costs of $14.8 million on the consolidated balance sheet under Regulatory Assets. Since implementing the RAC in 1992, SJG has recovered $45.5 million through rates.

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

SJI and SJF estimated their potential exposure for the future remediation of four sites where fuel oil operations existed years ago. Estimates for these sites range from $1.2 million to $4.9 million. We recorded the lower end of this range on the 2006 consolidated balance sheet under Current Liabilities and Deferred Credits and Other Noncurrent Liabilities as of September 30, 2006.

SJI -23

12.    SUBSEQUENT EVENTS:

SJG received approval from the New Jersey BPU for the CIP, previously referenced as the CUA, on October 12, 2006. The CIP was approved as a three-year pilot program, commencing October 2006.  The program is designed to decouple the link between customer usage and SJG’s utility gross margin to allow SJG to encourage customers to conserve energy.  Under the approval, the existing TAC will be replaced with the CIP tracking mechanism, which addresses margin variations related to both weather and customer usage. Furthermore, SJG is required to initiate programs to aid customer conservation efforts. Finally, SJG agreed to credit the BGSS for approximately $4.2 million of previously overcollected state taxes as part of this settlement. This credit will have no impact on SJG’s earnings.

In October 2006 Marina entered into a partnership with DCO, which signed a 20-year agreement with the Burlington County Board of Freeholders to lease and operate a 7.2 megawatt facility that will produce electricity from landfill methane gas. Marina owns a 50% interest in this partnership. The facility is expected to go online in the fourth quarter of 2007. A portion of the electricity generated from the facility will be used by the landfill complex and the remainder will be marketed into the PJM grid.

SJI -24

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW:
Organization — South Jersey Industries, Inc. (SJI) is an energy services holding company that provides a variety of products and services through the following wholly owned subsidiaries:

South Jersey Gas Company (SJG) is a regulated natural gas utility. SJG distributed natural gas in the seven southernmost counties of New Jersey to 325,589 customers at September 30, 2006, compared with 317,273 customers at September 30, 2005. SJG also:

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

SJI -25

3)  Marina Energy LLC (Marina) develops and operates energy-related projects. Marina's largest project provides cooling, heating and hot water to the Borgata Hotel Casino & Spa in Atlantic City. Marina’s most recent projects include two landfill gas-fired electricity production facilities. Marina owns a 51% equity interest in AC Landfill Energy, LLC (ACLE). ACLE was formed with DCO Energy, LLC (DCO) to develop and install a 1,600-kilowatt methane-to-electric power generation system at a county-owned landfill in Egg Harbor Township, NJ. Commercial operation of the initial system began in March 2005. An additional 1,900-kilowatt system began commercial operation in August 2006. Construction of another 1,900-kilowatt system will begin in the fourth quarter of 2006 and is expected to be operational in the fourth quarter of 2007. Marina also owns a 51% equity interest in WC Landfill Energy, LLC (WCLE). WCLE was formed with DCO to develop and install a 3,800-kilowatt methane-to-electric power generation system at a county-owned landfill in White Township, NJ. Commercial operation of the plant is targeted to begin in the fourth quarter of 2006.

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

Critical Accounting Policies — Estimates and Assumptions — As described in the notes to our consolidated financial statements, management must make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related disclosures. Actual results could differ from those estimates. Five types of transactions presented in our consolidated financial statements require a significant amount of judgment and estimation. These relate to regulatory accounting, energy derivatives, environmental remediation costs, pension and other postretirement employee benefit costs, and revenue recognition. A discussion of these estimates and assumptions may be found in our Form 10-K for the year ended December 31, 2005.

New Accounting Pronouncements — See detailed discussions concerning New Accounting Pronouncements and their impact on SJI in Note 1 to the consolidated financial statements.

SJI -26

Temperature Adjustment Clause — The BPU-approved Temperature Adjustment Clause (TAC) is designed to mitigate the effect of variations in heating season temperatures from historical norms. While SJG records the revenue and earnings impacts of TAC adjustments as incurred, cash inflows or outflows directly attributable to TAC adjustments generally do not begin until the next clause year. Each TAC year begins October 1 and ends May 31 of the subsequent year. The TAC increased (decreased) SJG’s net income by $0.1 million and $(0.1) million for the three months and $5.0 million and $0.2 million for the nine months ended September 30, 2006 and 2005, respectively. Weather during the first nine months ended September 30, 2006 was 18.1% warmer than the same period last year, and 14.1% warmer than the 20-year TAC average. Due to significantly warmer weather during the 2005-2006 winter season, the deferred amount due from the ratepayers as of September 30, 2006 for TAC adjustments was $9.3 million as compared to $0.9 million as of September 30, 2005. Effective October 1, 2006, the TAC was replaced by a Conservation Incentive Program (CIP) tracking mechanism (see below). The outstanding TAC balance of $9.3 million as of September 30, 2006, will be recovered under our current TAC.

Conservation Incentive Program - The CIP is a BPU-approved pilot program that commences October 1, 2006 for a duration of three years.  The program is designed to eliminate the link between SJG’s profits and the quantity of natural gas SJG sells and improve conservation efforts. Going forward, SJG’s profits will be tied to the number of customers SJG serves and how efficiently SJG serves them, thus allowing us to focus on encouraging conservation and energy efficiency among our customers.  Under the approval, the existing TAC will be replaced with a CIP tracking mechanism which will adjust earnings based on weather and non-weather related factors. The CIP tracking mechanism will adjust SJG’s revenues similar to the TAC for weather variations and will also adjust SJG’s revenues where actual usage per customer experienced during an annual period varies from an established baseline usage per customer.

Just as currently occurs under the TAC, utility earnings will be recognized during current periods based upon the application of the CIP. The cash impact of variations in customer usage will result in cash being collected from, or returned to, customers during the subsequent CIP year, which will run from October 1 to September 30.

The CIP is expected to contribute up to $4.5 million to earnings over the initial twelve months after implementation, depending on actual use factors realized. The incremental earnings are derived from baseline usages per customer which have been set above the average utilization rate recently experienced by SJG’s customers, and from the fact that customer usage has been consistently declining, primarily due to more energy efficient appliances and building standards.

As part of the CIP, SJG is required to implement additional conservation programs including customized customer communications and outreach efforts, targeted upgrade furnace efficiency packages, financing offers, and an outreach program to speak to local and state institutional constituents. SJG is also required to reduce gas supply and storage assets and their associated fees. Note that changes in fees associated with supply and storage assets have no effect on net income as these costs are passed through directly to customers.

Earnings accrued and payments received under the CIP are limited to a return on equity of no more than 10% (excluding earnings from off-system gas sales and certain other tariff clauses) and the annualized savings attained from reducing gas supply and storage assets.

Regulatory Actions — See detailed discussion concerning Regulatory Actions in Note 7 to the consolidated financial statements.

Environmental Remediation — See detailed discussion concerning Environmental Remediation in Note 11 to the consolidated financial statements.

SJI -27

Customer Choice Legislation — All residential natural gas customers in New Jersey can choose their natural gas commodity supplier under the terms of the “Electric Discount and Energy Competition Act of 1999.” Customers purchasing natural gas from a provider other than the local utility (marketer) are charged for the gas costs by the marketer and charged for the transportation costs by the utility. For a period of several years, marketers had successfully attracted gas commodity customers by offering natural gas at prices competitive with those available under regulated utility tariffs. However, during the third quarter of 2005, marketers found it increasingly difficult to compete with the local utility because of changing market conditions and rising gas costs. SJE responded by returning approximately 69,000 residential gas customers back to SJG during the third quarter of 2005. As a result, the total number of customers in SJG’s service territory purchasing natural gas from a marketer fell from 82,829 to 12,372 during the third quarter of 2005. Beginning in the first quarter of 2006, marketers began to attract customers back through new offers. Although the number of customers increased to 16,960 as of September 30, 2006, the average number of transportation customers served by marketers was 16,606 and 55,873 for the three months ended September 30, 2006 and 2005, respectively, and 13,984 and 74,289 for the nine months ended September 30, 2006 and 2005, respectively.
.
While customer choice can significantly affect utility revenues and gas costs, it does not affect SJG’s net income as SJG earns no profit margin on the commodity portion of its natural gas sales (See Results of Operations). The BPU continues to allow for full recovery of prudently incurred natural gas costs through the Basic Gas Supply Service (BGSS) Clause as well as other costs of service, including deferred costs, through tariffs.

RESULTS OF OPERATIONS:

Operating Revenues — Utility — Revenues, net of intercompany transactions, decreased $15.5 million and increased $52.2 million for the three and nine month periods ended September 30, 2006, respectively, compared with the same periods last year. The increase in revenues for the nine months ended September 30, 2006 was primarily due to three factors. First, SJG added 8,316 customers during the 12-month period ended September 30, 2006, which represents a 2.6% increase in total customers. Second, as previously discussed under Customer Choice Legislation, the average number of transportation customers decreased 81.2%, from 74,289 to 13,984, for the nine months ended September 30, 2006 as compared with the same period in 2005.

The migration of customers from transportation service back to sales service has a direct impact on utility revenues as charges for gas costs are included in sales revenues and not in transportation revenues. However, since gas costs are passed on directly to customers without any profit margin added by SJG, the change in customer utilization of gas marketers did not impact SJG’s earnings. Third, SJG was granted two BGSS rate increases as a result of substantial increases in wholesale natural gas prices across the country. The first increase in September 2005, resulted in a 4.4% increase in the average residential customer’s bill and 5.0% in the average commercial/industrial customer’s bill. The second was effective in December 2005, and resulted in a 24.3% increase in the average residential customer’s bill and 28.4% in the average commercial/industrial customer’s bill. However, as previously stated, since gas costs are passed on directly to customers without any profit margin added by SJG, the BGSS rate increases did not impact SJG’s profitability. Additionally, sales to an electric generation customer were substantially lower than last year as the 2006 summer season weather was not nearly as warm as the 2005 summer season.

Revenues for the third quarter of 2006 were lower than the same period last year. Overall, revenue from residential and commercial customers was higher because of the three positive factors noted above for the first nine months of 2006. However, as sales volumes are at their lowest points during the third quarter, the offset in sales related to an electric generation customer resulted in a net decrease in revenues.

Partially offsetting the positive factors noted above were lower customer utilization rates experienced during the three and nine months ended September 30, 2006, compared with the same periods in 2005, primarily due to the impact of higher natural gas prices on customer usage.

Total gas throughput decreased 14.6% to 32.3 billion cubic feet (Bcf) for the three months ended September 30, 2006, compared with the same period in 2005. Total gas throughput decreased 16.3% to 100.2 Bcf for the nine months ended September 30, 2006, compared with the same period in 2005. The lower throughput was primarily due to significantly warmer weather experienced during 2006, as previously discussed under the TAC, which lowered sales and opportunity for capacity release.

SJI -28

The following table is a comparison of utility operating revenue and throughput for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Operating Revenues (thousands):
Firm Sales
Residential	$28,209	$22,307	$241,593	$149,421
Commercial	11,496	10,325	75,749	55,763
Industrial	665	1,279	3,627	3,423
Cogeneration & Electric Generation	6,457	10,901	9,817	16,040
Firm Transportation
Residential	647	2,962	2,790	23,888
Commercial	1,683	1,899	8,156	10,321
Industrial	3,027	3,282	9,289	9,846
Cogeneration & Electric Generation	175	115	186	220

Total Firm Revenues	52,359	53,070	351,207	268,922

Interruptible	95	340	864	1,179
Interruptible Transportation	332	361	1,324	1,476
Off-System	32,816	32,909	107,560	108,148
Capacity Release & Storage	1,796	2,608	7,797	9,214
Intercompany Sales	(14,174)	(649)	(31,634)	(4,342)
Other	317	414	1,050	1,383

Total Operating Revenues	$73,541	$89,053	$438,168	$385,980

Throughput (MMcf):
Firm Sales -
Residential	1,362	1,176	13,575	11,767
Commercial	819	699	5,001	4,959
Industrial	14	12	142	138
Cogeneration & Electric Generation	780	1,114	1,024	1,601
Firm Transportation -
Residential	83	422	530	5,261
Commercial	546	597	2,885	3,764
Industrial	3,787	4,057	10,416	12,108
Cogeneration & Electric Generation	227	228	239	324

Total Firm Throughput	7,618	8,305	33,812	39,922

Interruptible	6	16	70	95
Interruptible Transportation	746	523	2,530	2,119
Off-System	3,961	3,463	12,597	13,593
Capacity Release & Storage	19,977	25,512	51,172	64,016

Total Throughput	32,308	37,819	100,181	119,745

Operating Revenues — Nonutility — Combined revenues for SJI’s nonutility businesses, net of intercompany transactions, decreased by $8.4 million and $38.2 million for the three and nine months ended September 30, 2006, respectively, compared with the same periods of 2005.

SJE’s revenues from retail gas decreased by $7.0 million and $29.6 million for the three and nine months ended September 30, 2006, respectively, compared with the same periods of 2005, due mainly to a decline in the number of residential and commercial gas customers, resulting from unfavorable market conditions. As the market price for gas has been above the price charged by SJG to its customers, SJE returned all of its approximately 69,000 residential customers to the utility in the third quarter of 2005 and only recently resumed its residential gas marketing efforts. The loss of residential and commercial sales revenue was partially offset by higher gas prices.

SJI -29

SJE’s revenues from retail electricity decreased by $4.7 million and $19.6 million for the three and nine months ended September 30, 2006, compared with the same periods of 2005, due mainly to the loss of revenues from a large school contract that was not renewed in May 2005. This decrease was partially offset by higher electricity commodity prices and the addition of several industrial customers.

SJRG’s revenues increased by $2.9 million and $8.7 million for the three and nine months ended September 30, 2006, respectively, compared with the same periods of 2005. SJRG contracted for the sale of more volumes during these periods as several customers renewed and extended existing contracts to take advantage of the drop in commodity prices that occurred particularly in the second and third quarters of 2006. Volumes sold to one of our largest customers also increased in 2006 compared with 2005 as that customer took advantage of attractive spreads between natural gas and electricity prices.

Cost of Sales — Utility — Cost of sales, net of intercompany transactions, decreased $15.6 million and increased $55.8 million during the three and nine month periods ended September 30, 2006, respectively, compared with the same periods in 2005. The increase for the nine months ended September 30, 2006, resulted from growth in SJG’s total customer base, the impact of the migration of customers from transportation service back to sales service and increased gas costs now being recovered through rates.

Cost of sales for the third quarter of 2006 was lower than the same period last year. Overall, cost of sales related to residential and commercial customers was higher because of the three positive factors noted above. However, as sales to an electric generation customer were substantially lower than last year, cost of sales related to this customer was also much lower. As sales volumes are at their lowest point during the third quarter, the offset in electric generation resulted in an overall decrease in cost of sales.

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

Cost of Sales — Nonutility — Combined cost of sales for SJI’s nonutility businesses, net of intercompany transactions, decreased $10.2 million and $40.9 million for the three and nine months ended September 30, 2006, respectively, compared with the same periods of 2005.

SJE’s cost of retail gas sales decreased by $6.6 million and $25.0 million for the three and nine months ended September 30, 2006, respectively, compared with the same periods of 2005, due mainly to lower volumes of gas sold caused by the loss of residential and commercial customers, which was partially offset by higher gas commodity prices.

SJE’s cost of retail electricity sales decreased $6.0 million and $22.0 million for the three and nine months ended September 30, 2006, respectively, compared with the same periods of 2005, due mainly to the expiration of the school board contract in May 2005 and the recovery in the third quarter of 2006 of $0.6 million for overcharges on electric commodity during previous periods. This decrease was partially offset by higher electricity commodity prices and the addition of several industrial customers.

SJRG’s cost of sales increased $2.1 million and $4.7 million for the three and nine months ended September 30, 2006, respectively, compared with the same periods of 2005, mainly due to several customers renewing and extending existing contracts to take advantage of the drop in commodity contracts that occurred particularly in the second and third quarters of 2006.

SJI -30

Operations Expense — A summary of net changes in operations expense, for the three and nine months ended September 30 follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2006 vs. 2005	2006 vs. 2005

Utility	$614	$(2,263)
Nonutility:
Wholesale Gas	227	713
Retail Gas and Other	(548)	(1,760)
Retail Electricity	(23)	(98)
On-Site Energy Production	181	909
Appliance Service	256	248
Total Nonutility	93	12
Corporate and Services	1,665	5,507
Intercompany Eliminations	(2,108)	(6,912)
Total Operations	$264	$(3,656)

Utility Operations expense increased $0.6 million during the third quarter of 2006 compared with the same period last year. Generally, SJG experiences a significant decrease in its reserve for uncollectible accounts during the third quarter as customer accounts receivable are at their lowest point following the summer season. This decrease in the reserve results in a corresponding reduction in expense during the period, which totaled $0.8 million in the third quarter of 2005. However, as a result of the unusually warm 2005-2006 winter season, customer balances were reaching their low points earlier during 2006. Consequently, the corresponding benefit of a reserve reduction was also experienced earlier in 2006.

This increase to operations expense was offset primarily by a decrease in regulatory expense of $0.2 million due to previously deferred expenses related to our 2004 base rate proceeding before the BPU that had been fully amortized as of the end of 2005, and one-time consulting expenses incurred during the third quarter of 2005.

Utility Operations expense decreased $2.3 million during the nine months ended September 30, 2006, compared with the same period in 2005, primarily as a result of three factors. First, there was a $1.2 million decrease for the nine month period ended September 30, 2006, in SJG’s costs under the New Jersey Clean Energy Programs (NJCEP). Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced offsetting decreases in revenues during the periods. The BPU-approved NJCEP allows for full recovery of costs, including carrying costs when applicable. As a result, the decrease in expense had no impact on SJG’s net income. Second, SJG’s regulatory expenses decreased $0.5 million in the first nine months of 2006 primarily as a result of amortization of previously deferred expenses related to its 2004 base rate proceeding with the BPU. Such costs were fully amortized as of December 31, 2005. Finally, SJG also experienced lower pension costs during 2006 as detailed in Note 8 to the consolidated financial statements. Such reductions were the result of earnings on additional contributions to the plans, the transfer of employees to SJI Services, LLC effective January 1, 2006, and savings resulting from the early retirement plan offered in 2004 and 2005.

Nonutility Wholesale Gas Operations expense increased for the three and nine months ended September 30, 2006, compared with the same periods of 2005, due mainly to higher Corporate and Services cost allocations and additional personnel costs to support growth.

Nonutility Retail Gas and Other Operations expense decreased for the three and nine months ended September 30, 2006, compared with the same periods of 2005, mainly due to uncollectible reserve adjustments following a bankruptcy declaration by one of SJE’s industrial gas customers in 2005.

Nonutility On-Site Energy Production Operations expense increased for the three and nine months ended September 30, 2006, compared to the same periods of 2005, due mainly to higher labor and operating costs at all active projects, higher Corporate and Services cost allocations, a full nine months of costs related to our ACLE project which began operations in March 2005, and three months of costs related to the thermal plant expansion which began operations in July 2006.

SJI -31

Nonutility Appliance Service Operations expense increased for the three and nine months ended September 20, 2006, compared with the same periods of 2005, due mainly to higher Corporate and Services cost allocations.

Corporate and Services increased for the three and nine months ended September 30, 2006 compared with the same periods of 2005, mainly due to the formation of SJI Services, LLC (SJIS) effective January 1, 2006 and the growing needs of our nonutility subsidiaries. Common services such as information technology, human resources, government relations, corporate communications, materials purchasing, fleet management and insurance were transferred to SJIS, having mostly been housed within SJG prior to January 1, 2006. Because these costs are allocated to our operating subsidiaries, they are eliminated in consolidation.

Other Operating Expenses — A summary of changes in other consolidated operating expenses for the three and nine months ended September 30 follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2006 vs. 2005	2006 vs. 2005

Maintenance	$(2)	$(236)
Depreciation	594	1,489
Energy and Other Taxes	50	(603)

Depreciation expense increased for the three and nine months ended September 30, 2006, compared with the same periods of 2005, due mainly to SJG’s continuing investment in utility plant.

Energy and Other Taxes decreased for the nine months ended September 30, 2006, compared with the same period in 2005, primarily due to lower energy-related taxes based on the decreased sales volumes in 2006. This was partially offset by a slight increase in SJG’s revenue-based taxes resulting from higher revenues, as discussed in detail under Operating Revenues-Utility.

Other Income — Other income increased $0.7 million and $1.2 million for the three and nine months ended September 30, 2006, compared with same periods of 2005, due mainly to interest earned on SJG restricted investments placed in escrow in April 2006 and to the gain recognized by South Jersey Energy upon the sale of their interest in AirLogics, LLC on June 30, 2006.

Interest Charges— Interest charges increased by $2.1 million and $4.5 million for the three and nine months ended September 30, 2006, compared with the same periods of 2005, due primarily to higher levels of short-term debt, higher interest rates on short-term debt and, to a lesser extent, higher levels of long-term debt outstanding. Short-term debt levels rose to support capital expenditures, that have not yet been financed with long-term debt, gas costs not yet collected from customers for gas previously consumed, and higher gas costs incurred during the 2006 summer injection period. A steep rise in short-term interest rates was driven by a series of interest rate hikes enacted by the Federal Reserve Bank over the periods covered by this report. Debt is incurred primarily to expand and upgrade SJG’s gas transmission and distribution system, to support seasonal working capital needs related to inventories and customer receivables, and to develop energy projects.

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

SJI -32

Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $24.7 million and $97.7 million for the nine months ended September 30, 2006 and 2005, respectively. Net cash provided by operations varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, inventory utilization and gas cost recovery. Net cash provided by operating activities for the first nine months of 2006 was heavily impacted by high gas costs incurred in 2005 and 2006. Lower natural gas consumption levels due to warm weather and customer conservation experienced since the fourth quarter of 2005 further reduced recoveries of such gas costs. These conditions have resulted in an under-recovery of gas costs from consumers. Higher customer rates were put into place in mid-December 2005 in an effort to enable SJG to fully collect gas costs by October 2006. However, the lower customer utilization rate has slowed the collection of those costs that totaled $9.4 million at September 30, 2006, which excludes the impact of hedge accounting (See Note 1 to the Consolidated Financial Statements). Higher gas costs than last year also increased inventory levels for 2006. Also, accounts payable are significantly reduced from last year as we are paying for gas as it is received. Some gas purchases last year contained terms that did not require payment until the first quarter of 2006.

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

Bank credit available to SJI totaled $381.0 million at September 30, 2006, of which $241.7 million, inclusive of $66.1 million of letters of credit, was used. Those bank facilities consist of a $100.0 million revolving credit facility and $51.0 million of uncommitted bank lines available to SJG; and a $200.0 million revolving credit facility and $30.0 million of uncommitted bank lines available to SJI. On August 3, 2006, SJG replaced the existing revolving credit with a new $100.0 million revolver that expires in August 2011. On August 22, 2006, SJI replaced its revolving credit facility and a separate letter of credit facility with a new $200.0 million revolver that expires in August 2011. The revolving credit facilities contain one financial covenant that limits total debt to total capitalization ratio to no more than 65%, measured on a quarterly basis. SJI and SJG were in compliance with this covenant as of September 30, 2006. Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business’ future liquidity needs. The increase in our bank credit used of $28.3 million during the first nine months of 2006 was primarily the result of under-recovery of gas costs that have not yet been collected under the BGSS as well as capital expenditures only partially financed with long-term debt. Such cash outflows were partially offset by overcollections from our customers enrolled in our budget billing program. Such overcollections totaled $28.3 million and $2.8 million as of September 30, 2006 and December 31, 2005, respectively, and are included on the Balance Sheets in Customer Deposits and Credit Balances.

SJI supplements its operating cash flow and credit lines with both debt and equity capital. Over the years, SJG has used long-term debt, primarily in the form of First Mortgage Bonds and Medium Term Notes (MTN), secured by the same pool of utility assets, to finance its long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment. In September of 2005, SJG established a new $150.0 million MTN program. On April 20, 2006, SJG issued $25.0 million of secured tax-exempt, auction-rate debt through the New Jersey Economic Development Authority (NJEDA). The auction rate, which resets weekly, was 3.40% as of September 30, 2006. In anticipation of this transaction, SJG previously entered into forward-starting interest rate swap agreements that effectively fixed the interest rate on this debt at 3.43% commencing December 1, 2006, through January 2036. The debt was issued under SJG’s MTN program. An additional $115.0 million of MTN’s remains available for issuance under that program.

In March 2006, Marina issued $16.4 million of tax-exempt Series A variable-rate bonds, through the NJEDA due in 2036. The proceeds were used to fund construction costs related to the expansion of Marina’s Atlantic City thermal plant. Investors in the bonds receive liquidity and credit support via letters of credit provided by commercial banks. The underlying letters of credit that provide liquidity support for the weekly remarketing of the variable-rate demand bonds are issued under agreements that expire in August and September 2007.

SJI -33

SJI has raised equity capital over the past several years through its Dividend Reinvestment Plan (DRP). Participants in SJI's DRP receive newly issued shares. We offer a 2% discount on DRP investments as it is the most cost-effective way to raise equity capital in the quantities we are seeking. Through the DRP, SJI raised $4.3 million of equity capital by issuing 156,980 shares during the nine months ended September 30, 2006 and $31.9 million of equity capital by issuing 1,141,590 shares during the year ended December 31, 2005. We anticipate raising a total of less than $10.0 million of additional equity capital in total through the DRP in 2006.

SJI’s capital structure was as follows:

	As of September 30, 2006	As of December 31, 2005

Common Equity	44.5%	45.6%
Long-Term Debt	37.1%	37.0%
Short-Term Debt	18.4%	17.4%
Total	100.0%	100.0%

SJG’s long-term, senior secured debt is rated “A” and “Baa1” by Standard & Poor’s and Moody’s Investor Services, respectively. These ratings have not changed in the past five years.

SJG is restricted as to the amount of cash dividends or other distributions that may be paid on its common stock by an order issued by the BPU in July 2004, that granted SJG an increase in base rates. Per the order, SJG is required to maintain total common equity of no less than $289.2 million. SJG’s total common equity balance was $353.7 million at September 30, 2006.

COMMITMENTS AND CONTINGENCIES:

Commitments and Contingencies— SJI is obligated on the letters of credit supporting the variable-rate demand bonds issued through the New Jersey Economic Development Authority by Marina. Commercial banks have issued $62.3 million of renewing letters of credit under SJI’s revolving credit agreement to support the financing of the original construction and recent expansion of Marina’s Atlantic City thermal plant project.

SJG has certain commitments for both pipeline capacity and gas supply for which it pays fees regardless of usage. Those commitments as of September 30, 2006, average $47.5 million annually and total $251.6 million over the contracts’ lives. Approximately 53% of the financial commitment under these contracts expires during the next five years. We expect to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred costs through rates via the Basic Gas Supply Service clause.

The following table summarizes our contractual cash obligations and their applicable payment due dates as of September 30, 2006 (in thousands):

		Up to	Years	Years	More than
Contractual Cash Obligations	Total	1 Year	2 & 3	4 & 5	5 Years

Long-Term Debt	$360,425	$2,347	$211	$35,238	$322,629
Interest on Long-Term Debt	304,877	20,262	40,129	39,796	204,690
Operating Leases	987	429	502	56	-
Construction Obligations	4,665	4,665	-	-	-
Commodity Supply Purchase Obligations	647,891	378,490	181,175	28,315	59,911
New Jersey Clean Energy Program	15,557	5,807	9,750	-	-
Other Purchase Obligations	10,972	4,737	3,588	2,522	125

Total Contractual Cash Obligations	$1,345,374	$416,737	$235,355	$105,927	$587,355

SJI -34

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

Capital and Remediation Expenditures— SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental remediation costs. Net cash outflows for construction and remediation projects for the nine months ended September 30, 2006 amounted to $55.4 million and $5.5 million, respectively. We estimate the net cash outflows for construction and remediation projects for 2006, 2007 and 2008 to be approximately $61.1 million, $46.6 million and $46.1 million, respectively. Included in the 2006 estimates is $8.9 million in capital costs accrued but not paid as of December 31, 2005, primarily related to two large special projects totaling $12.1 million for SJG pipeline installation.

Off-Balance Sheet Arrangements — SJI has no off-balance sheet financing arrangements.

Parental Guarantees — As of September 30, 2006, SJI had issued $292.5 million of parental guarantees on behalf of its subsidiaries. Of this total, $233.8 million expire within one year and $58.7 million have no expiration date. The vast majority of these guarantees were issued as guarantees of payment to third parties with whom our subsidiaries have commodity supply contracts. These contracts contain netting provisions, which permit us to net the ultimate cash payment for monthly buys and sells from/to counterparties. As of September 30, 2006, these guarantees support future firm commitments and $32.0 million of the Accounts Payable recorded on our consolidated balance sheet. Parental guarantees totaling $23.0 million are related to Marina’s construction and operating activities. As part of our risk management policy, we also require parental guarantees from trading counterparties as applicable. These arrangements are typical in our industry.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

SJG and SJE transact commodities on a physical basis and typically do not enter into financial derivative positions directly. SJRG manages risk for these entities as well as for its own portfolio by entering into the types of transactions noted above. As part of its gas purchasing strategy, SJG uses financial contracts, through SJRG to hedge against forward price risk. These contracts are recoverable through SJG’s BGSS, subject to BPU approval. It is management's policy, to the extent practical, within predetermined risk management policy guidelines, to have limited unmatched positions on a deal or portfolio basis while conducting these activities. As a result of holding open positions to a minimal level, the financial impact to SJRG of changes in value of a particular transaction is substantially offset by an opposite change in the related hedge transaction.

SJI -35

SJRG and SJE entered into certain contracts to purchase, sell, and transport natural gas. For those derivatives not designated as hedges, we recorded the net unrealized pre-tax loss of $(0.7) million and $(3.5) million in earnings during the three months ended September 30, 2006 and 2005, respectively, which are included with realized gains and losses in Operating Revenues — Nonutility. For the nine months ended September 30, 2006, we recorded the net unrealized pre-tax gain of $3.1 and a net unrealized loss of $(1.4) million, respectively. Typically, SJRG's, SJE's, and SJG’s contracts are less than 12 months long. The fair value and maturity of all these energy trading and hedging contracts determined using mark-to-market accounting as of September 30, 2006 is as follows (in thousands):

Assets
	Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Beyond 3 Years	Total

Prices Actively Quoted	NYMEX
Trading		$20,290	$2,635	$576	$23,501
Hedging		9,704	21,273	1,229	32,206
Subtotal		29,994	23,908	1,805	55,707

Other External Sources	Basis
Trading		8,949	2,882	34	11,865
Hedging		335	1,270	136	1,741
Subtotal		9,284	4,152	170	13,606

Total		$39,278	$28,060	$1,975	$69,313

Liabilities	Source of	Maturity	Maturity	Beyond
	Fair Value	< 1 Year	1 - 3 Years	3 Years	Total

Prices Actively Quoted	NYMEX
Trading		$19,026	$2,281	$516	$21,823
Hedging		17,758	6,723	-	24,481
Subtotal		36,784	9,004	516	46,304

Other External Sources	Basis
Trading		7,919	1,322	-	9,241
Hedging		391	1,244	-	1,635
Subtotal		8,310	2,566	-	10,876

Total		$45,094	$11,570	$516	$57,180

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Contracted volumes of our NYMEX and Basis Contracts are 6.6 million decatherms with a weighted-average settlement price of $10.13 per decatherm.

A reconciliation of SJI's estimated net fair value of energy-related derivatives, including hedging contracts, follows (in thousands):

Net Derivatives — Energy Related Assets, January 1, 2006	$2,636
Contracts Settled During Nine Months Ended September 30, 2006, Net	(8,607)
Other Changes in Fair Value from Continuing and New Contracts, Net	18,104

Net Derivatives — Energy Related Assets, September 30, 2006	$12,133

SJI -36

Interest Rate Risk — Our exposure to interest-rate risk relates primarily to short-term, variable-rate borrowings. Short-term, variable-rate debt outstanding at September 30, 2006 was $175.6 million and averaged $135.9 million during the first nine months of 2006. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $802,000 increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2005 — 194 b.p. increase; 2004 — 115 b.p. increase; 2003 — 28 b.p. decrease; 2002 — 74 b.p. decrease; and 2001 — 383 b.p. decrease. For September 2006, our average interest rate on variable-rate debt was 5.73%.

We issue long-term debt either at fixed rates or use interest rate derivatives to fix interest rates on variable-rate, long-term debt. As of September 30, 2006, the interest costs on all but $1.1 million of our long-term debt were either at a fixed-rate or at a rate fixed via an interest rate derivative. Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates.

As of September 30, 2006, SJI’s active interest rate swaps were as follows:

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

SJI - 37

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

SJI - 38

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY INDUSTRIES, INC.
(Registrant)

Dated: November 9, 2006	By: /s/ Edward J. Graham
Edward J. Graham
Chairman, President & Chief Executive Officer

Dated: November 9, 2006	By: /s/ David A. Kindlick
David A. Kindlick
Vice President & Chief Financial Officer

SJI - 39