Form 10-K
period 2006-12-31
SOUTH JERSEY INDUSTRIES INC
filed 2007-03-01
CIK 91928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

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
Yes [ ] No [X]

The aggregate market value of approximately 29,176,671 shares of voting stock held by non-affiliates of the registrant as of June 30, 2006 was $799,149,019. As of February 23, 2007, there were 29,340,537 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

In Part I of Form 10-K: None
In Part II of Form 10-K: None
In Part III of Form 10-K:  Portions of the registrant’s proxy statement filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s 2006 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

SJI - 2

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

Available Information

The Company’s Internet address is www.sjindustries.com. We make available free of charge on or through our website SJI’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). The SEC maintains an Internet site that contains these reports at http://www.sec.gov. Also, copies of SJI’s annual report will be made available, free of charge, upon written request. The content on any web site referred to in this filing is not incorporated by reference into this filing unless expressly noted otherwise.

Units of Measurement

For Natural Gas:
1 Mcf	= One thousand cubic feet
1 MMcf	= One million cubic feet
1 Bcf	= One billion cubic feet
1dth	= One decatherm
1 MMdth	= One million decatherms

SJI - 3

PART I

Item 1. Business

Description of Business

The registrant, South Jersey Industries, Inc. (SJI), a New Jersey corporation, was formed in 1969 for the purpose of owning and holding all of the outstanding common stock of South Jersey Gas Company, a public utility, and acquiring and developing non-utility lines of business.

SJI currently provides a variety of energy related products and services primarily through the following subsidiaries:

•	South Jersey Gas Company (SJG) is a regulated natural gas utility. SJG distributes natural gas in the seven southernmost counties of New Jersey.

•	South Jersey Energy Company (SJE) acquires and markets natural gas and electricity to retail end users and provides total energy management services to commercial and industrial customers.

•	South Jersey Resources Group, LLC (SJRG) markets wholesale natural gas storage, commodity and transportation in the mid-Atlantic and southern states.

•	Marina Energy, LLC (Marina) develops and operates on-site energy-related projects.

•	South Jersey Energy Service Plus, LLC (SJESP) installs residential and small commercial HVAC systems, provides plumbing services and services appliances via the sale of appliance service programs.

Additional Information on the nature of our business can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under Item 7 of this report.

Financial Information About Industry Segments

Information regarding Industry Segments is incorporated by reference to Note 7 of the consolidated financial statements included under Item 8 of this report.
SJI - 4

Sources and Availability of Raw Materials

South Jersey Gas Company

Transportation and Storage Agreements

SJG has direct connections to two interstate pipeline companies, Transcontinental Gas Pipeline Corporation (Transco) and Columbia Gas Transmission Corporation (Columbia). During 2006, SJG purchased and had delivered approximately 47.4 MMdth of natural gas for distribution to both on-system and off-system customers. Of this total, 34.9 MMdth was transported on the Transco pipeline system and 12.5 MMdth was transported on the Columbia pipeline system. SJG also secures firm transportation and other long term services from three additional pipelines upstream of the Transco and Columbia systems. They include Columbia Gulf Transmission Company (Columbia Gulf), Texas Gas Transmission Corporation (Texas Gas) and Dominion Transmission Inc. (Dominion). Services provided by these upstream pipelines are utilized to deliver gas into either the Transco or Columbia systems for ultimate delivery to SJG. Services provided by all of the above-mentioned pipelines are subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC).

Transco:

Transco is SJG’s largest supplier of long-term gas transmission services. These services include six year-round and one seasonal firm transportation (FT) service arrangements. When combined, these services enable SJG to purchase from third parties and have delivered to its city gate stations by Transco a total of 280,525 dth of gas per day (dth/d). The terms of the year-round agreements extend for various periods from 2007 to 2025 while the term of the seasonal agreement extends to 2011.

SJG also has six long-term gas storage service agreements with Transco that, when combined, are capable of storing approximately 6.0 MMdth. Through these services, SJG can inject gas into market area storage during periods of low demand and withdraw gas at a rate of up to 90,017 dth/d during periods of high demand. The terms of the storage service agreements extend for various periods from 2008 to 2013.

Dominion:

SJG has a storage service with Dominion which provides a maximum withdrawal capacity of 10,000 dth per day during the period between November 16 and March 31 of winter season with 423,000 dth of storage capacity. Gas is delivered through both the Dominion and Transco pipeline systems.

Columbia:

SJG has two firm transportation agreements with Columbia which, when combined, provide for 45,022 dth/d of firm deliverability.

SJG also subscribes to a firm storage service from Columbia, to March 31, 2009, which provides a maximum withdrawal quantity of 52,891 dth/d during the winter season with an associated 3,473,022 dth of storage capacity.

Gas Supplies

SJG has two long-term gas supply agreements with a single producer and marketer that expire on October 31, 2007. Under these agreements, SJG can purchase a delivered quantity of up to 7,036,580 dth of natural gas per year. When advantageous, SJG can purchase spot supplies of natural gas in place of or in addition to those volumes reserved under long-term agreements. In recent years, SJG has replaced long-term gas supply contracts with short-term agreements. The short-term agreements are typically for several months in duration. The above contracts will not be renewed.

SJI - 5

Supplemental Gas Supplies

During 2006 SJG entered into two separate Liquefied Natural Gas (LNG) sales agreements with third party suppliers. The term of one agreement extended through October 31, 2006, and had an associated contract quantity of 140,000 dth. The second agreement, which extends through July 1, 2007, replaced the first agreement and provides SJG with up to 216,000 dth of LNG.

SJG operates peaking facilities which can store and vaporize LNG for injection into its distribution system. SJG’s LNG facility has a storage capacity equivalent to 434,300 dth of natural gas and has an installed capacity to vaporize up to 96,750 dth of LNG per day for injection into its distribution system.

SJG also operates a high-pressure pipe storage field at its New Jersey LNG facility which is capable of storing 12,420 dth of gas and injecting up to 10,350 dth/d of gas per day into SJG’s distribution system.

Peak-Day Supply

SJG plans for a winter season peak-day demand on the basis of an average daily temperature of 2 degrees F. Gas demand on such a design day was estimated for the 2006-2007 winter season to be 501,901 dth. SJG projects that it has adequate supplies and interstate pipeline entitlements to meet its design requirements. On February 18, 2006, SJG experienced its highest peak-day demand for the year of 355,919 dth with an average temperature of 23.68 degrees F.

Natural Gas Prices

SJG’s average cost of natural gas purchased and delivered in 2006, 2005 and 2004, including demand charges, was $9.27 per dth, $9.36 per dth and $7.11 per dth, respectively.

        South Jersey Energy Company

Transportation and Storage Agreements

Access to gas suppliers and cost of gas are significant to the operations of SJE. No material part of the business of SJE is dependent upon a single customer or a few customers. SJE purchases delivered gas only, primarily from SJRG. Consequently, SJE maintains no transportation or storage agreements.

South Jersey Resources Group

Transportation and Storage Agreements

National Fuel Gas Supply Corporation:

SJRG has a long-term storage service agreement with National Fuel Gas Supply Corporation (National Fuel) which extends through March 31, 2008, under which up to 4,746,000 Mcf of gas may be stored during the summer season and up to 48,000 Mcf/d may be withdrawn during the winter season. SJRG entered into a new 11-year contract with National Fuel for an additional 224,576 Mcf of similar storage capacity as of March 31, 2008.

SJRG also has a long-term firm transportation agreement with National Fuel associated with the above-mentioned storage service which extends through March 31, 2008. Under this agreement, National Fuel will provide SJRG with a maximum daily injection transportation quantity of 28,500 Mcf with primary receipt points on Tennessee Gas Pipeline and National Fuel’s system storage. The agreement also provides for a maximum daily withdrawal transportation quantity of 48,000 Mcf with primary delivery points on Transcontinental Gas Pipe Line and National Fuel’s system storage. Firm transportation rights associated with the new agreement consist of an additional 1,123 Mcf of injection capacity and 2,042 Mcf of withdrawal capacity with primary receipt points on Tennessee Gas pipeline and firm withdrawal rights on Transcontinental pipeline.

SJI - 6

Transco

SJRG has a storage agreement with Transco for storage service at Transco's WSS facility which expires in October 2017. Under this evergreen contract, up to 24,500 Mcf/d may be injected during the summer season and up to 51,837 Mcf/d may be withdrawn during the winter season. Up to 4,406,000 Mcf of gas may be stored by SJRG at this facility.

SJRG also has a firm transportation agreement with Transco which expires in October 2017. Under this evergreen contract, Transco will provide SJRG with a maximum daily injection transportation quantity of 20,000 Mcf with firm receipt points in Texas and Louisiana and firm delivery points at South Jersey Gas in New Jersey.

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

Non-Utility Companies

Among SJI’s non-utility activities, wholesale and retail gas marketing have seasonal patterns similar to SJG’s. Activities such as energy services and energy project development do not follow seasonal patterns. Other activities such as retail electric marketing and appliance service can have seasonal earnings patterns that are different from the utility. While growth in the earnings contributions from nonutility operations has improved SJI’s second and third quarter net income levels, the first and fourth quarters remain the periods where most of SJI’s revenue and net income is produced.

Working Capital Practices

Reference is made to “Liquidity and Capital Resources” on pages 30 to 32 of this report.

Customers

No material part of the Company’s business is dependent upon a single customer or a few customers, the loss of which would have a material adverse effect on SJI performance on a consolidated basis. One of SJI’s subsidiaries, Marina Energy, does currently receive the majority of its revenues and income from one customer. However, that customer is under a long-term contract through 2026.

SJI - 7

Backlog

Backlog is not material to an understanding of SJI’s business or that of any of its subsidiaries.

Government Contracts

No material portion of the business of SJI or any of its subsidiaries is subject to renegotiation of profits or termination of contracts or subcontracts at the election of any government.

Competition

Information on competition for SJI and its subsidiaries can be found on page 21 of this report.

Research

During the last three fiscal years, neither SJI nor any of its subsidiaries engaged in research activities to any material extent.

Environmental Matters

Information on environmental matters for SJI and its subsidiaries can be found in Note 14  of the consolidated financial statements included under Item 8 of this report.

Employees

SJI and its subsidiaries had a total of 611 employees as of December 31, 2006. Of that total, 360 employees are unionized. Employees totaling 310 and 50 are covered under collective bargaining agreements that expire in January 2009 and January 2008, respectively. We consider relations with employees to be good.

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

SJI - 8

     Changes in the regulatory environment or unfavorable rate regulation at its utility may have an unfavorable impact on SJI’s financial performance or condition.  SJI’s utility business is regulated by the New Jersey Board of Public Utilities which has authority over many of the activities of the business including, but not limited to, the rates it charges to its customers, the amount and type of securities it can issue, the nature of investments it can make, the nature and quality of services it provides, safety standards and other matters. The extent to which the actions of regulatory commissions restrict or delay SJG’s ability to earn a reasonable rate of return on invested capital and/or fully recover operating costs may adversely affect its results of operations, financial condition and cash flows.
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
     Warm weather, high commodity costs, or customer conservation initiatives could result in reduced demand for some of SJI’s energy products and services. While SJI’s utility currently has a conservation incentive program clause that protects its revenues and gross margin against usage that is lower than a set level, the clause is currently approved as a three-year pilot program. Should this clause expire without replacement, lower customer energy utilization levels would likely reduce SJI’s net income.
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
      Increasing interest rates will negatively impact the net income of SJI. Several of SJI’s subsidiaries are capital intensive, resulting in the incurrence of significant amounts of debt financing. While almost all of SJI’s existing long-term debt has been issued at fixed rates, new issues of long-term debt and all variable rate short-term debt are exposed to the impact of rising interest rates.
      A downgrade in SJG’s credit rating could negatively affect its ability to access adequate and cost effective capital. SJG’s ability to obtain adequate and cost effective capital depends largely on its credit ratings, which are greatly influenced by financial condition and results of operations. If the rating agencies downgrade SJG’s credit ratings, particularly below investment grade, SJG’s borrowing costs would increase. In addition, SJG would likely be required to pay higher interest rates in future financings and potential funding sources would likely decrease. To the extent that a decline in SJG’s credit rating has a negative effect on SJI, SJI could be required to provide additional support to certain counterparties of the wholesale gas operations.
  .   Hedging activities of the company designed to protect against commodity price or interest rate risk may cause fluctuations in reported financial results and SJI’s stock price could be adversely affected as a result. Although SJI enters into various contracts to hedge the value of energy assets, liabilities, firm commitments or forecasted transactions, the timing of the recognition of gains or losses on these economic hedges in accordance with accounting principles generally accepted  in the United States of America does not always match up with the gains or losses on the items being hedged. The difference in accounting can result in volatility in reported results, even though the expected profit margin is essentially unchanged from the dates the transactions were consummated.
      The inability to obtain natural gas would negatively impact the financial performance of SJI. Several of SJI’s subsidiaries have businesses based upon the ability to deliver natural gas to customers. Disruption in the production of natural gas or transportation of that gas to SJI from its suppliers, could prevent SJI from completing sales to its customers.

SJI - 9

      Transporting and storing natural gas involves numerous risks that may result in accidents and other operating risks and costs. SJI’s gas distribution activities involve a variety of inherent hazards and operating risks, such as leaks, accidents, mechanical problems, natural disasters or terrorist activities which could cause substantial financial losses. In addition, these risks could result in loss of human life, significant damage to property, environmental pollution and impairment of operations, which in turn could lead to substantial losses. In accordance with customary industry practice, SJI maintains insurance against some, but not all, of these risks and losses. The occurrence of any of these events not fully covered by insurance could adversely affect SJI’s financial position and results of operations.
      Adverse results in legal proceedings could be detrimental to the financial condition of SJI. Management does not expect the disposition of any known claims to have a material adverse effect on its financial position or net income. However, the outcomes of legal proceedings can be unpredictable and can result in adverse judgments.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The principal property of SJI consists of SJG’s gas transmission and distribution systems that include mains, service connections and meters. The transmission facilities carry the gas from the connections with Transco and Columbia to SJG’s distribution systems for delivery to customers. As of December 31, 2006, there were approximately 107.3 miles of mains in the transmission systems and 5,677 miles of mains in the distribution systems.

SJG owns office and service buildings, including its corporate headquarters, at seven locations in the territory. There is also a liquefied natural gas storage and vaporization facility at one of these locations.

As of December 31, 2006, SJG’s utility plant had a gross book value of $1,079.6 million and a net book value, after accumulated depreciation, of $821.8 million. In 2006, $56.0 million was spent on additions to utility plant and there were retirements of property having an aggregate gross book cost of $6.6 million.

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

Nonutility property and equipment totaling $98.1 million consists primarily of Marina’s energy projects, in particular the thermal energy plant in Atlantic City, N.J.

Energy and Minerals Inc. (EMI) owns 235 acres of land in Vineland, New Jersey.

South Jersey Fuel, Inc., an inactive subsidiary, owns land and a building in Deptford Township and owns real estate in Upper Township, New Jersey.

R&T Castellini, Inc., an inactive subsidiary, owns land and buildings in Vineland, New Jersey.

SJI owned approximately 139 acres of land in Folsom, New Jersey as of December 31, 2006.

SJI - 10

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

Item 4. Submission Of Matters To A Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the 2006 fiscal year.

Item 4A. Executive Officers of the Registrant

Set forth below are the names, ages and positions of our executive officers along with their business experience during the past five years. All executive officers of SJI are elected annually and serve at the discretion of the Board of Directors. All information is as of the date of the filing of this report.

Name, age and position with the Company	Period Served

Edward J. Graham, Age 49
Chairman	April 2005 - Present
Chief Executive Officer	February 2004 - Present
President	January 2003 - Present
Chief Operating Officer	January 2002 - February 2004
Executive Vice President	January 2002 - January 2003
Vice President	June 1998 - January 2002

David A. Kindlick, Age 52
Chief Financial Officer	January 2002 - Present
Vice President	June 1997 - Present
Treasurer	April 2001 - January 2004

Jeffery E. DuBois, Age 48
Vice President	January 2004 - Present
Assistant Vice President (SJG)	January 2002 - January 2004

Michael J. Renna, Age 39
Vice President	January 2004 - Present
Assistant Vice President	January 2002 - January 2004

Albert V. Ruggiero, Age 58 (1)
Vice President	October 1998 - Present

Richard H. Walker, Jr., Age 56
Vice President, General Counsel and Secretary	January 2006 - Present
Vice President, Corporate Counsel & Corporate Secretary	May 2003 - January 2006
Corporate Counsel & Corporate Secretary	April 2002 - May 2003
Assistant Secretary	April 1998 - April 2002

(1) Mr. Ruggiero has announced his intention to retire, effective June 30, 2007.

SJI - 11

PART II

Item 5. Market for the Registrant’s Common Equity
Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Price of Common Stock and Related Information

Quarter Ended	Market Price Per Share		Dividends	Quarter Ended	Market Price Per Share		Dividends
			Declared				Declared
2006	High	Low	Per Share	2005	High	Low	Per Share

March 31	$30.15	$26.72	$0.2250	March 31	$29.20	$24.94	$0.2125
June 30	$27.89	$25.63	$0.2250	June 30	$31.50	$26.66	$0.2125
September 30	$30.09	$27.20	$0.2250	September 30	$32.38	$27.52	$0.2125
December 31	$34.26	$29.10	$0.2450	December 31	$30.80	$25.80	$0.2250

These quotations are based on the list of composite transactions of the New York Stock Exchange. Our stock is traded on the New York Stock Exchange under the symbol SJI. We have declared and expect to continue to declare regular quarterly cash dividends. As of December 31, 2006, the latest available date, our records indicate that there were 7,855 shareholders of record.

Information required by this item is also found in Note 5 of the consolidated financial statements included under Item 8 of this report.

 SJI has a stated policy of increasing its dividend by at least 6% to 7% annually.

In December 2006, non-employee members of SJI’s Board of Directors received an aggregate of 9,261 shares of unregistered stock, valued at that time at $315,059, as part of their compensation for serving on the Board.

SJI - 12

Item 6. Selected Financial Data

2006 HIGHLIGHTS
Five-Year Summary of Selected Financial Data	South Jersey Industries, Inc. and Subsidiaries
(In Thousands Where Applicable)	Year Ended December 31,

	2006	2005	2004	2003	2002
		(As Restated	(As Restated	(As Restated	(As Restated
		See Note 16)	See Note 16)	See Note 16)	See Note 16)

Operating Results:
Operating Revenues	$931,428	$906,016	$819,416	$703,898	$520,423

Operating Income	$145,802	$86,818	$91,079	$76,545	$77,608

Income Applicable to Common Stock:
Continuing Operations	$72,250	$39,770	$43,173	$33,789	$34,439
Discontinued Operations - Net (1)	(818)	(669)	(680)	(775)	(424)
Cumulative Effect of a Change in Accounting Principle - Net	-	-	-	(426)	-

Net Income Applicable to Common Stock	$71,432	$39,101	$42,493	$32,588	$34,015

Total Assets	$1,573,032	$1,441,712	$1,243,666	$1,126,203	$1,053,834

Capitalization:
Common Equity	$443,036	$393,645	$343,363	$296,412	$237,156
Preferred Stock (2)	-	-	1,690	1,690	1,690
Long-Term Debt	358,022	319,066	328,914	308,781	274,099

Total Capitalization	$801,058	$712,711	$673,967	$606,883	$512,945

Ratio of Operating Income to Fixed Charges (3)	5.3x	4.1x	4.4x	3.7x	3.7x

Diluted Earnings Per Common Share
(Based on Average Diluted Shares Outstanding):
Continuing Operations	$2.47	$1.40	$1.56	$1.33	$1.46
Discontinued Operations - Net (1)	(0.03)	(0.02)	(0.03)	(0.03)	(0.02)
Cumulative Effect of a Change in Accounting Principle - Net	-	-	-	(0.02)	-

Diluted Earnings Per Common Share	$2.44	$1.38	$1.53	$1.28	$1.44

Return on Average Common Equity (4)	16.9%	12.5%	13.0%	12.5%	14.5%

SJI - 13

Share Data:
Number of Shareholders of Record	7.9	8.1	8.1	8.3	8.4
Average Common Shares	29,175	28,175	27,382	25,118	24,076
Common Shares Outstanding at Year End	29,326	28,982	27,760	26,458	24,412
Dividend Reinvestment Plan:
Number of Shareholders	5.3	5.3	5.2	5.1	5.1
Number of Participating Shares	2,194	2,722	2,764	2,750	2,608
Book Value at Year End	$15.11	$13.58	$12.37	$11.20	$9.71
Dividends Declared per Common Share	$0.92	$0.86	$0.82	$0.78	$0.76
Market Price at Year End	$33.41	$29.14	$26.28	$20.25	$16.51
Dividend Payout (5):
From Continuing Operations	37.2%	60.9%	52.0%	58.0%	53.1%
From Total Net Income	37.6%	62.0%	52.8%	60.1%	53.8%
Market-to-Book Ratio	2.2x	2.1x	2.1x	1.8x	1.7x
Price Earnings Ratio (4)	13.5x	20.8x	16.8x	15.2x	11.3x

(1) Represents discontinued business segments: sand mining and distribution operations sold in 1996 and fuel oil operations with related environmental liabilities in 1986 (See Note 2 to Consolidated Financial Statements).
(2) On May 2, 2005, South Jersey Gas (SJG) redeemed its 8% Redeemable Cumulative Preferred Stock at par.
(3) Calculated as Operating Income divided by Interest Charges.
(4) Calculated based on Income from Continuing Operations.
(5) Prior to 2002, dividends declared for the fourth quarter were paid in early January of the following year. However, beginning in 2002, dividends declared for the fourth quarter were paid in December, resulting in five quarterly dividends paid in 2002. For comparability, the payout ratios for 2002 are based on the first four quarterly dividends paid in 2002.

SJI - 14

Item 7. Management’s Discussion and Analysis of Financial Condition and
Results of Operations

RESTATEMENT — As discussed in Note 16 to the consolidated financial statements, the Company's financial statements for the years ended December 31, 2005 and 2004 have been restated.  The accompanying management's discussion and analysis gives effect to that restatement.

OVERVIEW — SJI is an energy services holding company that provides a variety of products and services through the following wholly owned subsidiaries:

South Jersey Gas Company (SJG)

SJG, a New Jersey corporation, is an operating public utility company engaged in the purchase, transmission and sale of natural gas for residential, commercial and industrial use. SJG also sells natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system and transports natural gas purchased directly from producers or suppliers to their customers. SJG contributed approximately 50.1% of SJI’s net income on a consolidated basis in 2006.

SJG’s service territory covers approximately 2,500 square miles in the southern part of New Jersey. It includes 112 municipalities throughout Atlantic, Cape May, Cumberland and Salem Counties and portions of Burlington, Camden and Gloucester Counties, with an estimated permanent population of 1.2 million. SJG benefits from its proximity to Philadelphia, PA and Wilmington, DE on the western side of its service territory and Atlantic City, NJ and the burgeoning shore communities on the eastern side. Economic development and housing growth have long been driven by the development of the Philadelphia metropolitan area. In recent years, housing growth in the eastern portion of the service territory has increased substantially and now accounts for approximately half of SJG’s annual customer growth. The foundation for growth in Atlantic City and the surrounding region rests primarily with new gaming and non-gaming investments that emphasize destination style attractions. The casino industry is expected to remain a significant source of regional economic development going forward. The ripple effect from Atlantic City continues to produce new housing and commercial and industrial construction. Combining with the gaming industry catalyst is the ongoing conversion of southern New Jersey’s oceanfront communities from seasonal resorts to year round economies. New and expanded hospitals, schools, and large scale retail developments throughout the service territory have contributed to SJG’s growth. Presently, SJG serves approximately 64% of households within its territory with natural gas. SJG also serves southern New Jersey’s diversified industrial base that includes processors of petroleum and agricultural products; chemical, glass and consumer goods manufacturers; and high technology industrial parks.

As of December 31, 2006, SJG served a total of 330,049 residential, commercial and industrial customers in southern New Jersey, compared with 322,424 customers at December 31, 2005. No material part of SJG’s business is dependent upon a single customer or a few customers. Gas sales, transportation and capacity release for 2006 amounted to 136 MMDth (million decatherms), of which 48 MMDth were firm sales and transportation, 3 MMDth were interruptible sales and transportation and 85 MMDth were off-system sales and capacity release. The breakdown of firm sales and transportation includes 43.2% residential, 23.9% commercial, 30.2% industrial, and 2.7% cogeneration and electric generation. At year-end 2006, SJG served 307,919 residential customers, 21,652 commercial customers and 478 industrial customers. This includes 2006 net additions of 7,267 residential customers and 358 commercial and industrial customers.

SJG makes wholesale gas sales for resale to gas marketers for ultimate delivery to end users. These “off-system” sales are made possible through the issuance of the Federal Energy Regulatory Commission (FERC) Orders No. 547 and 636. Order No. 547 issued a blanket certificate of public convenience and necessity authorizing all parties, which are not interstate pipelines, to make FERC jurisdictional gas sales for resale at negotiated rates, while Order No. 636 allowed SJG to deliver gas at delivery points on the interstate pipeline system other than its own city gate stations and release excess pipeline capacity to third parties. During 2006, off-system sales amounted to 18.2 MMdth. Also in 2006, capacity release and storage throughput amounted to 66.5 MMdth.

Supplies of natural gas available to SJG that are in excess of the quantity required by those customers who use gas as their sole source of fuel (firm customers) make possible the sale and transportation of gas on an interruptible basis to commercial and industrial customers whose equipment is capable of using natural gas or other fuels, such as fuel oil and propane. The term “interruptible” is used in the sense that deliveries of natural gas may be terminated by SJG at any time if this action is necessary to meet the needs of higher priority customers as described in SJG’s tariffs. Usage by interruptible customers, excluding off-system customers, in 2006, amounted to approximately 5.6 MMDth, approximately 2.7% of the total throughput.

SJI - 15

South Jersey Energy Solutions, LLC

Effective January 1, 2006, SJI established South Jersey Energy Solutions, LLC, (SJES) as a direct subsidiary for the purpose of serving as a holding company for all of SJI’s non-utility businesses. The following businesses are wholly owned subsidiaries of SJES:

South Jersey Energy Company (SJE)

SJE provides services for the acquisition and transportation of natural gas and electricity for retail end users, markets total energy management services, and prior to June 30, 2006, marketed an air quality monitoring system. As of December 31, 2006, SJE marketed natural gas and electricity to approximately 15,500 customers, which consist of approximately 85% residential gas customers and 15% commercial/industrial customers. Most customers served by SJE are located within southern New Jersey. In 2006, SJE contributed approximately 1.0% of SJI’s net income on a consolidated basis.

South Jersey Resources Group, LLC (SJRG)

SJRG markets natural gas storage, commodity and transportation assets on a wholesale basis. Customers include energy marketers, electric and gas utilities and natural gas producers. SJRG’s marketing activities occur mainly in the mid-Atlantic and southern regions of the country. SJRG also conducts price risk management activities by entering into a variety of physical and financial transactions including forward contracts, swap agreements, option contracts and futures contracts. In 2006, SJRG transacted 81.5 Bcf of natural gas. SJRG contributed approximately 42.2% of SJI’s net income on a consolidated basis.

Marina Energy, LLC (Marina)

Marina develops and operates energy-related projects. Marina's largest project provides cooling, heating and emergency power to the Borgata Hotel Casino & Spa in Atlantic City, NJ. Marina added service to Borgata’s expanded facilities in July 2006 and service to a new hotel tower is expected to begin in December 2007.

Marina’s other recent projects include:

•
A 51% equity interest in AC Landfill Energy, LLC (ACLE) which began commercial operation in Egg Harbor Township, NJ of a 1,600 kilowatt landfill gas-fired electricity production facility in March 2005 and a 1,900 kilowatt facility in August 2006. Engineering for an additional 1,900 kilowatt facility began in the fourth quarter of 2006 and is expected to be operational in the fourth quarter of 2007.

•	A 51% equity interest in WC Landfill Energy, LLC (WCLE) which began commercial operation in White Township, NJ of a 3,800 kilowatt landfill gas-fired electricity production facility in November 2006.

•
A 50% equity interest in a partnership that will lease and operate a 7,200 kilowatt landfill gas-fired electricity production facility in Burlington County, NJ. This facility is expected to be operational in the third quarter of 2007.

Marina contributed approximately 4.8% of SJI’s net income on a consolidated basis.

South Jersey Energy Service Plus, LLC (SJESP)

SJESP installs and services residential and small commercial HVAC systems, provides plumbing services, and services appliances via the sale of appliance service programs as well as on a time and materials basis. SJESP serves southern New Jersey where it is the largest local appliance service company with nearly 50 experienced, NATE certified technicians and installers. As of December 31, 2006, SJESP had over 75,000 service contract customers, representing nearly 150,000 service contracts for the repair and maintenance of major appliances, such as house heaters, water heaters, gas ranges, and electric central air conditioning units. SJESP contributed approximately 2.3% of SJI’s net income on a consolidated basis.

SJI - 16

Other

SJI Services, LLC was established January 1, 2006, for the purpose of providing services such as information technology, human resources, government relations, corporate communications, materials purchasing, fleet management and insurance to SJI and its other subsidiaries.

Energy & Minerals, Inc. (EMI) principally manages liabilities associated with discontinued operations of nonutility subsidiaries.

SJI also has a joint venture investment with Conectiv Solutions, LLC in Millennium Account Services, LLC (Millennium). Millennium provides meter reading services to SJG and Atlantic City Electric Company in southern New Jersey.

Primary Factors Affecting SJI’s Business

SJI’s stated long-term goals are to: 1) Grow earnings per share from continuing operations by an average of at least 6% to 7% per year; 2) Increase the dividend on common stock by at least 6% to 7% annually; and 3) Maintain a low-to-moderate risk platform. Management established those goals in conjunction with SJI’s Board of Directors based upon a number of different internal and external factors that characterize and influence SJI’s current and expected future activities.

The following is a summary of the primary factors we expect to have the greatest impact on SJI’s performance and ability to achieve long-term goals going forward:

Business Model — In developing SJI’s current business model, our focus has been on our core utility and natural extensions of that business. That focus enables us to concentrate on business activities that match our core competencies. We have no plans to become involved in business opportunities that do not fit this model.

Customer Growth — The vibrancy of the economic development in and adjacent to southern New Jersey, our primary area of operations, and related strong demand for new housing has enabled our utility to increase its customer base at an average rate of 2.8% over the past five years. While housing growth most significantly benefits utility performance, it also translates into additional opportunities to market retail products and services through our nonutility businesses.

Regulatory Environment — SJG is primarily regulated by the New Jersey Board of Public Utilities (BPU). The BPU sets the rates that SJG charges its rate-regulated customers for services provided and establishes the terms of service under which SJG operates. We expect the BPU to continue to set rates and establish terms of service that will enable SJG to obtain a fair and reasonable return on capital invested. The BPU approved a change in base rates in July 2004, (discussed in greater detail in Note 9 to the consolidated financial statements) that significantly increased utility margins in 2005, compared with 2004. The BPU also approved a Conservation Incentive Program (CIP) effective October 1, 2006, discussed in greater detail under Results of Operations, that will protect SJG’s net income from reductions in gas used by residential and commercial customers.

Weather Conditions and Customer Usage Patterns — Usage patterns can be affected by a number of factors, such as wind, precipitation, temperature extremes and customer conservation. SJG’s earnings are largely protected from fluctuations in temperatures by the Conservation Incentive Program (CIP), which superseded the Temperature Adjustment Clause (TAC), effective October 1, 2006. The CIP has a stabilizing effect on utility earnings as SJG adjusts revenues where actual usage per customer experienced during an annual period varies from an established baseline usage per customer. Our nonutility gas retail marketing business is directly affected by weather conditions, as it does not have accounting mechanisms that address weather volatility. The impact of different weather conditions on the earnings of our nonutility businesses is dependent on a range of different factors. Consequently, weather may impact the earnings of SJI’s various subsidiaries in different, or even opposite, ways. Further, the profitability of individual subsidiaries may vary from year-to-year despite experiencing substantially similar weather conditions.

SJI - 17

Changes in Natural Gas Prices — In recent years, prices for natural gas have become increasingly volatile. The utility’s gas costs are passed on directly to customers without any profit margin added by SJG. The price the utility charges its periodic customers is set annually, with a regulatory mechanism in place to make limited adjustments to that price during the course of a year. In the event that gas cost increases would justify customer price increases greater than those permitted under the regulatory mechanism, SJG can petition the BPU for an incremental rate increase. High prices can make it more difficult for our customers to pay their bills and may result in elevated levels of bad-debt expense. Among our nonutility activities, the one most likely to be impacted by changes in natural gas prices is our retail gas marketing business. Our ability to add and retain customers is affected by the relationship between the price that the utility charges customers for gas and the cost of gas available in the market at specific points in time.

Energy Project Development — Marina Energy, LLC, SJI’s energy project development business, focuses on designing, building, owning and/or operating energy production facilities on, or adjacent to, customer sites. That business is currently involved with six projects that are either operating, or are under development. Based upon our experience to date, market issues that impact the reliability and price of electricity supplied by utilities, and discussions that we are having regarding additional projects, we expect to continue to expand this business. However, the price of natural gas also has a direct effect on the economics of these projects.

Changes in Interest Rates — SJI has operated in a relatively low interest rate environment over the past several years. Rising interest rates would raise the expense associated with existing variable-rate debt and all issuances of new debt. We have sought to mitigate the impact of a potential rising rate environment by fixing the costs on long-term debt, either by directly issuing fixed-rate debt, or by entering into derivative transactions to hedge against rising interest rates.

Labor and Benefit Costs — Labor and benefit costs have a significant impact on SJI’s profitability. Benefit costs, especially those related to health care, have risen in recent years. We sought to manage these costs by revising health care plans offered to existing employees, capping postretirement health care benefits, and changing health care and pension packages offered to new hires. Our workforce totaled 611 employees at the end of 2006, with 59% of that total being unionized. During 2004, we agreed to new contracts with all of our bargaining units that encompass the changes mentioned above. The contracts run through at least January 2008, with the largest bargaining units signed through January 2009. We expect savings from these changes to gradually increase as new hires replace retiring employees. In an effort to accelerate the realization of those benefits, we offered an early retirement incentive program at the end of 2004 through 2005.

Balance Sheet Strength — Our goal is to maintain a strong balance sheet with an average annual equity-to-capitalization ratio of 46% to 50%. Our equity-to-capitalization ratio, inclusive of short-term debt, was 44.4% and 45.6% at the end of 2006 and 2005, respectively. A strong balance sheet permits us to maintain the financial flexibility necessary to take advantage of growth opportunities and to address volatile economic and commodity markets while maintaining a low-to-moderate risk platform.

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

Regulatory Accounting — SJI’s largest subsidiary, SJG, maintains its accounts according to the Uniform System of Accounts as prescribed by the New Jersey Board of Public Utilities (BPU). As a result of the ratemaking process, SJG is required to follow Financial Accounting Standards Board (FASB) Statement No. 71, “Accounting for the Effects of Certain Types of Regulation.” SJG is required under Statement No. 71 to recognize the impact of regulatory decisions on its financial statements. SJG is required under its Basic Gas Supply Service clause (BGSS) to forecast its natural gas costs and customer consumption in setting its rates. Subject to BPU approval, SJG is able to recover or return the difference between gas cost recoveries and the actual costs of gas through a BGSS charge to customers. SJG records any over/under recoveries as a regulatory asset or liability on the consolidated balance sheets and reflects it in the BGSS charge to customers in subsequent years. SJG also enters into derivatives that are used to hedge natural gas purchases. The offset to the resulting derivative assets or liabilities is also recorded as a regulatory asset or liability on the consolidated balance sheets.

SJI - 18

In addition to the BGSS, other regulatory assets consist primarily of remediation costs associated with manufactured gas plant sites (discussed below under Environmental Remediation Costs), deferred pension and other postretirement benefit cost, and several other assets as detailed in Note 10 to the consolidated financial statements. If there are changes in future regulatory positions that indicate the recovery of such regulatory assets is not probable, SJG would charge the related cost to earnings. Currently there are no such anticipated changes at the BPU.

Energy Derivatives — SJI recognizes assets or liabilities for energy-related contracts that qualify as derivatives that are entered into by its subsidiaries when contracts are executed. We record contracts at their fair value in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. We record changes in the fair value of the effective portion of derivatives qualifying as cash flow hedges, net of tax, in Accumulated Other Comprehensive Loss and recognize such changes in the income statement when the hedged item affects earnings. Changes in the fair value of derivatives not designated as hedges are recorded in earnings in the current period. We currently have no energy-related derivative instruments designated as cash flow hedges. Certain derivatives that result in the physical delivery of the commodity may meet the criteria to be accounted for as normal purchases and normal sales if so designated, in which case the contract is not marked-to-market, but rather is accounted for when the commodity is delivered. Due to the application of regulatory accounting principles under FASB Statement No. 71, derivatives related to SJG’s gas purchases that are marked-to-market, are recorded through the BGSS.  SJG occasionally enters into financial derivatives to hedge against forward price risk. These derivatives are recorded at fair value with an offset to regulatory assets and liabilities through SJG’s BGSS, subject to BPU approval (See Notes 9 and 10 to the consolidated financial statements). We adjust the fair value of the contracts each reporting period for changes in the market. We derive the fair value for most of the energy-related contracts from markets where the contracts are actively traded and quoted. For other contracts, SJI uses published market surveys and, in certain cases, unrelated third parties to obtain quotes concerning the contracts' current value. Market quotes tend to be more plentiful for contracts maturing in two years or less.

Environmental Remediation Costs — Outside consulting firms assist us in estimating future costs for environmental remediation activities. We estimate future costs based on projected investigation and work plans using existing technologies. We estimate the range of future costs from $71.8 million to $253.7 million. In preparing consolidated financial statements, SJI records liabilities for future costs using the lower end of the range because a single reliable estimation point is not feasible due to the amount of uncertainty involved in the nature of projected remediation efforts and the long period over which remediation efforts will continue. We update estimates each year to take into account past efforts, changes in work plans, remediation technologies, government regulations and site specific requirements (See Note 14 to the consolidated financial statements).

Pension and Other Postretirement Benefit Costs — The costs of providing pension and other postretirement employee benefits are impacted by actual plan experience as well as assumptions of future experience. Employee demographics, plan contributions, investment performance, and assumptions concerning mortality, return on plan assets, discount rates and health care cost trends all have a significant impact on determining our projected benefit obligations. We evaluate these assumptions annually with the assistance of our investment manager and actuary, and we adjust them accordingly. These adjustments could result in significant changes to the net periodic benefit costs of providing such benefits and the related liabilities recognized by SJI.  While SJI expects that its change in mortality tables (to the RP-2000 table) will result in an increase in benefit costs, a 20 basis point increase in the discount rate and higher than expected returns on plan assets during 2006 are expected to offset this increase. (See Note 11 to the consolidated financial statements.)

Revenue Recognition — Gas and electricity revenues are recognized in the period the commodity is delivered to customers. SJG, SJRG and SJE bill customers monthly. A majority of SJG and SJE customers have their meters read on a cycle basis throughout the month. For SJG and SJE retail customers that are not billed at the end of each month, we record an estimate to recognize unbilled revenues for gas/electricity delivered from the date of the last meter reading to the end of the month. SJG’s and SJE’s unbilled revenue for natural gas is estimated each month based on monthly deliveries into the system; unaccounted for natural gas based on historical results; customer-specific use factors, when available; actual temperatures during the period; and applicable customer rates. SJE’s unbilled revenue for retail electricity is based on customer-specific use factors and applicable customer rates. We bill SJG customers at rates approved by the BPU. SJE and SJRG customers are billed at rates negotiated between the parties.

SJI - 19

We recognize revenues related to SJESP’s appliance service contracts seasonally over the full 12-month term of the contract. Revenues related to services provided on a time and materials basis are recognized on a monthly basis as the services are provided.

Marina recognizes revenue on a monthly basis as services are provided and for on-site energy production that is delivered to its customers.

The BPU allows SJG to recover gas costs in rates through the Basic Gas Supply Service (BGSS) price structure. SJG defers over/under recoveries of gas costs and includes them in subsequent adjustments to the BGSS rate. These adjustments result in over/under recoveries of gas costs being included in rates during future periods. As a result of these deferrals, utility revenue recognition does not directly translate to profitability. While SJG realizes profits on gas sales during the month of providing the utility service, significant shifts in revenue recognition may result from the various recovery clauses approved by the BPU. This revenue recognition process does not shift earnings between periods, as these clauses only provide for cost recovery on a dollar-for-dollar basis (See Notes 9 and 10 to the consolidated financial statements).

NEW ACCOUNTING PRONOUNCEMENTS — See detailed discussions concerning New Accounting Pronouncements and their impact on SJI in Note 1 to the consolidated financial statements.

RATES AND REGULATIONS — As a public utility, SJG is subject to regulation by the New Jersey Board of Public Utilities (BPU). Additionally, the Natural Gas Policy Act, which was enacted in November 1978, contains provisions for Federal regulation of certain aspects of SJG’s business. SJG is affected by Federal regulation with respect to transportation and pricing policies applicable to pipeline capacity from Transcontinental Gas Pipeline Corporation (SJG’s major supplier), Columbia Gas Transmission Corporation, Columbia Gulf Transmission Company, Dominion Transmission, Inc., and Texas Gas Transmission Corporation, since such services are provided under rates and terms established under the jurisdiction of the FERC. SJG’s retail sales are made under rate schedules within a tariff filed with and subject to the jurisdiction of the BPU. These rate schedules provide primarily for either block rates or demand/commodity rate structures. SJG’s primary rate mechanisms include base rates, the Basic Gas Supply Service Clause, Temperature Adjustment Clause and Conservation Incentive Program.

Basic Gas Supply Service Clause (BGSS) - In December 2002, the BPU approved the BGSS price structure which gave customers the ability to make more informed decisions regarding their choices of an alternate supplier by having a utility price structure that is more consistent with market conditions. The cost of gas purchased from the utility by consumers is set annually by the BPU through a BGSS within SJG’s tariff. When actual gas costs experienced are less than those charged to customers under the BGSS, customer bills in the subsequent BGSS period(s) are reduced by returning the overrecovery with interest. When actual gas costs are more than is recovered through rates, SJG is permitted to charge customers more for gas in future periods to recover the shortfall.

Temperature Adjustment Clause (TAC) - Through September 30, 2006, SJG’s tariff included a TAC to mitigate the effect of variations in heating season temperatures from historical norms. Each TAC year ran from November 1 through May 31 of the following year. Once the TAC year ended, the net earnings impact was filed with the BPU for future recovery. As a result, the cash inflows or outflows generally would not begin until the next TAC year. Because of the timing delay between the earnings impact and the recovery, the net result can be either a regulatory asset or liability. The effects of the TAC on SJG’s net income for the last three years and the associated weather comparisons were as follows:

	2006	2005	2004
Net Income Benefit/(Reduction)	$5.1 million	$(0.2) million	$0.2 million
Weather Compared to 20-Year TAC Average	15.0 % warmer	3.0 % colder	1.0 % warmer
Weather Compared to Prior Year	17.5 % warmer	2.9 % colder	5.8 % warmer

Conservation Incentive Program (CIP) - The CIP is a BPU approved three-year pilot program that began October 1, 2006 and is designed to eliminate the link between SJG profits and the quantity of natural gas SJG sells, and foster conservation efforts. With the CIP, SJG’s profits will be tied to the number of customers served and how efficiently SJG serves them, thus allowing SJG to focus on encouraging conservation and energy efficiency among their customers without negatively impacting net income.  The CIP tracking mechanism adjusts earnings based on weather, as did the TAC, and also adjusts SJG’s earnings where actual usage per customer experienced during an annual period varies from an established baseline usage per customer.

SJI - 20

Similar to the TAC, utility earnings are recognized during current periods based upon the application of the CIP. The cash impact of variations in customer usage will result in cash being collected from, or returned to, customers during the subsequent CIP year, which runs from October 1 to September 30.

The CIP protected $4.6 million in earnings in 2006, which would have been lost due to warm weather and lower customer usage. Of that amount, $2.9 million was related to weather and $1.7 million was related to customer usage. For customer usage variations, the CIP is expected to contribute up to $4.6 million to earnings during the initial twelve months after implementation. The incremental earnings are derived from baseline usages per customer which have been set above the average utilization rate recently experienced by SJG’s customers.

As part of the CIP, SJG is required to implement additional conservation programs including customized customer communication and outreach efforts, targeted upgrade furnace efficiency packages, financing offers, and an outreach program to speak to local and state institutional constituents. SJG is also required to reduce gas supply and storage assets and their associated fees. Note that changes in fees associated with supply and storage assets have no effect on SJG’s net income as these costs are passed through directly to customers.

Earnings accrued and payments received under the CIP are limited to a level that will not cause SJG’s return on equity to exceed 10% (excluding earnings from off-system gas sales and certain other tariff clauses) and the annualized savings attained from reducing gas supply and storage assets.

Other Rate Mechanisms - SJG’s tariff also contains provisions permitting the recovery of environmental remediation costs associated with former manufactured gas plant sites, energy efficiency and renewable energy program costs, consumer education program costs and low-income program costs. These costs are recovered from customers through the Societal Benefits Clause.

See additional detailed discussions on Rates and Regulatory Actions in Note 9 to the consolidated financial statements.

ENVIRONMENTAL REMEDIATION — See detailed discussion concerning Environmental Remediation in Note 14 to the consolidated financial statements.

COMPETITION — SJG’s franchises are non-exclusive. Currently, no other utility provides retail gas distribution services within SJG’s territory. SJG does not expect any other utilities to do so in the foreseeable future because of the extensive investment required for utility plant and related costs. SJG competes with oil, propane and electricity suppliers for residential, commercial and industrial users, with alternative fuel source providers (wind, solar and fuel cells) based upon price, convenience and environmental factors, and with other marketers/brokers in the selling of wholesale natural gas services. The market for natural gas commodity sales is subject to competition due to deregulation. We enhanced SJG’s competitive position while maintaining margins by using an unbundled tariff. This tariff allows full cost-of-service recovery, except for the variable cost of the gas commodity, when transporting gas for our customers. Under this tariff, SJG profits from transporting, rather than selling, the commodity. SJG’s residential, commercial and industrial customers can choose their supplier while we recover the cost of service through transportation service (See Customer Choice Legislation below).

SJE competes with utilities and other third-party marketers to sell the unregulated natural gas and electricity commodity to customers. Marketers compete largely on price, which is driven by the commodity market. While the utilities are typically indifferent as to where customers get their gas or electricity, the price they set for the commodity they sell creates competition for SJE. Based on its market share, SJE is the largest marketer of natural gas in southern New Jersey with approximately 15,500 customers as of December 31, 2006. In addition, similar to SJG, SJE faces competition from other energy products.

SJRG competes in the wholesale natural gas market against a wide array of competitors on a cost competitive, term of service, and reliability basis. SJRG has been a reliable energy provider in this arena for ten years. There has been significant consolidation of energy wholesale operations and large financial institutions have also entered the marketplace. We expect this trend to continue in the near term, which could result in downward pressure on the volume of transactions and the related margins available.

Marina competes with other companies that develop and operate on-site energy production. Marina also faces competition from customers’ preferences for alternative technologies for energy production, as well as those customers that address their energy needs internally.

SJESP competes primarily with smaller, local contractors in southern New Jersey that install residential and commercial HVAC systems and provide major appliance repair and plumbing services. These contractors typically only serve their local communities and do not serve the entire southern part of New Jersey.

SJI - 21

CUSTOMER CHOICE LEGISLATION— All residential natural gas customers in New Jersey can choose their natural gas commodity supplier under the terms of the “Electric Discount and Energy Competition Act of 1999.” This bill created the framework and necessary time schedules for the restructuring of the state’s electric and natural gas utilities. The Act established unbundling, where redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. It also established time frames for instituting competitive services for customer account functions and for determining whether basic gas supply services should become competitive. Customers purchasing natural gas from a provider other than the local utility (marketer) are charged for the gas costs by the marketer and charged for the transportation costs by the utility. For a period of several years, marketers had successfully attracted gas commodity customers by offering natural gas at prices competitive with those available under regulated utility tariffs. However, during the third quarter of 2005, marketers found it increasingly difficult to compete with the local utility because of changing market conditions and rising gas costs. SJE responded to these difficult market conditions by returning all of their approximately 69,000 residential gas customers to the utility at the end of the third quarter of 2005. The total number of customers in SJG’s service territory purchasing natural gas from a marketer fell from 89,537 to 9,797 during 2005. Beginning in the first quarter of 2006, marketers began to attract customers back through new offers, bringing SJG’s total number of customers purchasing the gas commodity from a marketer to 22,505 as of December 31, 2006.

RESULTS OF OPERATIONS:

A significant portion of the volatility in operating results is due to the impact of the accounting methods associated with SJRG’s storage activities. SJRG purchases and holds natural gas in storage to earn a profit margin from its ultimate sale in the future. SJRG uses derivatives to mitigate commodity price risk in order to substantially lock-in the profit margin that will ultimately be realized. However, gas stored in inventory is accounted for at the lower of average cost or market; the derivatives used to reduce the risk associated with a change in the value of the inventory are accounted for at fair value, with changes in fair value recorded in operating results in the period of change. As a result, earnings are subject to volatility as the market price of derivatives change, even when the underlying hedged value of the inventory is unchanged. This volatility can be significant from period to period. Over time, gains or losses on sale of gas in storage will be offset by losses or gains on the derivatives, resulting in the realization of the profit margin expected when the transactions were initiated.

Net Income in 2006 increased $32.3 million, or 82.7% to $71.4 million compared to 2005. This increase is primarily due to:

•
a 163% increase in gross margin generated from SJRG related to $30.8 million of unrealized gains (pre-tax) on energy related derivatives contracts recognized in 2006 and favorable time spreads on storage asset positions;

•	a 2.4% increase in SJG customers and;
•	a $5.0 million reduction in utility operations expense.

These increases were offset by the impact of SJE returning all of its residential customers back to the utility in the third quarter of 2005 and a 16% increase in borrowing costs during 2006.

Net Income in 2005 decreased $3.4 million, or 8.0% to $39.1 million compared to 2004. This decrease is primarily due to:

•	a 120% decrease in gross margin generated from SJRG related to $15.9 million of unrealized losses (pre-tax) on energy related derivative contracts recognized in 2005;
•	the impact of SJE returning all of its residential customers back to the utility in the third quarter of 2005 and;
•	an uncollectible reserve adjustment relating to a retail gas customer.

These decreases were offset by a $6.3 million increase as a result of SJG's base rate increase approved in July 2004; a 2.8% increase in SJG customers; and a 5.0% increase in production from Marina’s thermal plant.

SJI - 22

These changes are discussed in more detail below.

Operating Revenues and Volumes — Utility — The following table summarizes the composition of gas utility volumes, revenues and margin for the three years ended December 31 (in thousands, except for customer data):

	2006		2005		2004
Utility Volumes - dth
Residential	20,786	15%	25,219	16%	24,734	18%
Commercial and industrial	26,016	19%	29,252	18%	30,389	22%
Cogeneration and electric generation	1,356	1%	2,093	1%	1,384	1%
Interruptible	3,567	3%	2,955	2%	2,741	2%
Off-system, capacity release & storage	84,679	62%	101,164	63%	78,914	57%
Total Throughput	136,404	100%	160,683	100%	138,162	100%

Utility Operating Revenues - dollars:
Residential	$ 338,969	56%	$ 277,446	48%	$ 225,201	46%
Commercial and industrial	131,208	22%	119,618	21%	100,777	20%
Cogeneration and electric generation	10,939	2%	18,175	3%	9,819	2%
Interruptible	2,977	0%	3,396	1%	3,103	1%
Off-system, capacity release & storage	116,344	20%	155,811	27%	147,585	30%
Other revenues	1,562	0%	1,959	0%	8,463	1%
Total utility operating revenues	601,999	100%	576,405	100%	494,948	100%
Less:
Cost of sales	431,615		404,144		326,981
Conservation recoveries *	6,862		7,933		8,056
RAC recoveries *	1,806		2,181		2,508
Revenue taxes	7,890		9,089		8,704
Utility Net Operating Revenues (margin)	$ 153,826		$ 153,058		$ 148,699

SJI - 23

Margin - Utility
Residential	$ 90,442	59%	$ 102,706	67%	$ 93,228	62%
Commercial and industrial	38,129	25%	40,862	27%	37,903	26%
Cogeneration and electric generation	2,189	1%	2,514	2%	5,029	4%
Interruptible	226	0%	249	0%	236	0%
Off-system, capacity release & storage	4,711	3%	4,697	3%	5,386	4%
Other revenues	1,871	1%	2,319	1%	1,979	1%
Margin before weather normalization & decoupling	137,568	89%	153,347	100%	143,761	97%
TAC mechanism	8,511	6%	(289)	0%	403	0%
CIP mechanism	7,747	5%	-	0%	-	0%
Appliance Service	-		-		4,535	3%
Utility Net Operating Revenues (margin)	$ 153,826	100%	$ 153,058	100%	$ 148,699	100%

Number of Customers at Year End:
Residential	307,919	93%	300,652	93%	292,185	93%
Commercial	21,652	7%	21,322	7%	20,939	7%
Industrial	478	0%	450	0%	455	0%
Total Customers	330,049	100%	322,424	100%	313,579	100%

* Represent revenues for which there is a corresponding charge in operating expenses. Therefore, such recoveries have no impact on our financial results.

Volumes — Utility — Total gas throughput for SJG decreased 15.1% compared with 2005, to 136 MMDth in 2006. The lower throughput was primarily due to significantly warmer weather experienced during 2006, as previously discussed under the TAC, which lowered sales and demand for capacity release. Total gas throughput increased 16.3% compared with 2004, to 161 MMDth in 2005. The higher throughput in 2005 was also primarily due to a significant increase in capacity release activity.

Operating Revenues - Utility— Revenues for SJG, net of intercompany transactions, increased $25.6 million in 2006, compared with 2005, primarily due to three factors. First, SJG added 7,625 customers in 2006, which represents a 2.4% increase in total customers. Second, as previously discussed under Customer Choice Legislation, the average number of transportation customers decreased 66.5% from 50,387 in 2005 to 16,871 in 2006. The migration of customers from transportation service back to sales service has a direct impact on utility revenues as charges for gas costs are included in sales revenues and not in transportation revenues. However, since gas costs are passed on directly to customers without any profit margin added by SJG, the change in customer utilization of gas marketers did not impact earnings. Third, SJG was granted two BGSS rate increases as a result of substantial increases in wholesale natural gas prices across the country. The first increase in September 2005 resulted in a 4.4% increase in the average residential customer’s bill and 5.0% in the average commercial/industrial customer’s bill. The second was effective in December 2005, and resulted in a 24.3% increase in the average residential customer’s bill and 28.4% in the average commercial/industrial customer’s bill. However, as previously stated, since gas costs are passed on directly to customers without any profit margin added by SJG, the BGSS rate increases did not impact profitability.

SJI - 24

Partially offsetting the positive factors noted above were lower customer utilization rates experienced during 2006, before the CIP became effective, compared with 2005. This was primarily due to the impact of higher natural gas prices and conservation efforts on customer usage. Additionally, sales to an electric generation customer were substantially lower than 2005, as the 2006 summer season weather was not nearly as warm as the 2005 summer season.

Revenues for SJG, net of intercompany transactions increased $81.5 million in 2005 compared with 2004 primarily due to five factors. First, SJG added 8,845 customers during 2005, which represented a 2.8% increase in total customers. Second, 89% of the residential customers and 25% of the commercial customers purchasing their gas from sources other than SJG migrated back to utility sales service. The total number of transportation customers decreased from 89,537 at December 31, 2004, to 11,238 at December 31, 2005, as third party marketers found it difficult to compete with the utility’s Basic Gas Supply Service (BGSS) rates under current market conditions. Third, natural gas sales to an electric generation customer increased by $8.1 million in 2005, compared with 2004, as it experienced a high demand for electricity during an unusually hot summer season in 2005. Fourth SJG was granted the two BGSS rate increases, as previously discussed. Finally, SJG experienced an increase in revenues from off-system sales (OSS) as a direct result of the higher per unit cost of natural gas. This was coupled with an increase in capacity release activity in 2005. Capacity release allows SJG to sell any unused capacity, but the revenues from such activities are much lower than those from OSS since no commodity is included in the sale. While revenues from capacity release are not as high as when SJG sells the commodity, contributions to margins are comparable.

Partially offsetting the positive factors noted above were lower customer utilization rates experienced during 2005, compared with 2004, the transfer of the appliance service business from the utility, and the impact of the July 2004 rate case settlement on revenues. This settlement increased SJG’s base rates but, at the same time, eliminated rates in several clauses that were no longer needed to recover costs. SJG was either no longer incurring, or had already recovered, the specific costs that these clauses were designed to recover. Since revenues raised under these clauses were for cost recovery only and had no profit margin built in, their elimination had no impact on our earnings.

Operating Revenues — Nonutility 2006 vs. 2005 — Combined revenues for SJI’s nonutility businesses, net of intercompany transactions, decreased by $0.2 million in 2006, compared with 2005.

SJE’s revenues from retail gas decreased by $42.1 million in 2006, compared with 2005, due mainly to a decline in the number of residential and commercial gas customers resulting from unfavorable market conditions. As the market price for gas has been above the price charged by SJG to its customers, SJE returned all of its approximately 69,000 residential customers to the utility in the third quarter of 2005. SJE resumed its residential gas marketing efforts in 2006, increasing their customer count to over 13,000 as of December 31, 2006. The loss of residential and commercial sales revenue was partially offset by higher gas prices and sales from customers that were acquired from a retail gas marketer in northwestern Pennsylvania in November 2006.

SJE’s revenues from retail electricity decreased $25.0 million in 2006, compared with 2005, due mainly to the loss of revenues from a large school contract that was not renewed in May 2005. This decrease was partially offset by higher electricity commodity prices and the addition of several industrial customers.

SJRG’s revenues increased $64.0 million in 2006, compared with 2005. Of this increase, $46.4 million relates to the net mark to market gain recorded on forward financial contracts. Due to price volatility, SJRG recorded a net unrealized gain of $30.8 million in 2006, as compared to a net unrealized loss of $15.8 million recorded in 2005. Operationally, SJRG contracted for the sale of more volumes during these periods as several customers renewed and extended existing contracts to take advantage of the drop in commodity prices that occurred particularly in the last three quarters of 2006. Volumes sold to one of our largest customers also increased in 2006 compared with 2005 as that customer took advantage of attractive spreads between natural gas and electricity prices.

SJI - 25

Revenues for Marina increased $1.3 million in 2006 compared with 2005 due mainly to sales from the thermal plant expansion which came on line in July 2006 and the landfill gas-fired electricity production facilities which began commercial operation in March 2005, August 2006 and November 2006. This increase was partially offset by a decline in the sales of chilled and hot water from the original phase of the thermal plant. Chilled water sales declined 8% to 21.2 million ton hours in 2006 compared with 23.0 million ton hours in 2005. Hot water sales declined 6% to 161,722 mmbtu in 2006 compared with 171,213 mmbtu in 2005. These decreases were mainly due to warmer weather in the winter and cooler weather in the summer of 2006 as compared with 2005 and operational efficiencies recognized by The Borgata.

Revenues for SJESP in 2006 did not change significantly from 2005.

Operating Revenues — Nonutility 2005 vs. 2004 — Combined revenues for SJI’s nonutility business, net of intercompany transactions increased by $5.1 million in 2005, compared with 2004.

SJESP’s revenues increased $8.5 million in 2005, compared with 2004. Of this increase, $5.4 million relates to the operations of the appliance service business that was formerly within SJG through September 1, 2004.

SJRG’s revenues decreased by $3.8 million in 2005, compared with 2004. Of this decrease, $14.6 million relates to the net mark to market loss recorded on forward financial contracts. Due to price volatility, SJRG recorded a net unrealized loss of $15.8 million in 2005, as compared to a net unrealized loss of $1.2 million recorded in 2004. Operationally, revenues were higher due mainly to sales volume growth, enhanced by additional storage capacity, and higher gas prices. In 2005, sales volumes grew by 4% to 81.5 MMDth compared with 78.6 MMDth in 2004, due primarily to volumes sold pursuant to our contract with a large customer.

SJE’s revenues from retail gas decreased by $4.9 million in 2005, compared with 2004, due mainly to a decline in the number of residential and commercial gas customers, resulting from unfavorable market conditions experienced over the preceding 12 months. As the market price for gas has been above the price charged by SJG to its customers, SJE returned all of its approximately 69,000 residential customers to the utility in the third quarter of 2005.

SJE’s revenues from retail electricity increased by $0.7 million in 2005, compared with 2004, due mainly to higher electricity commodity prices and the addition of several industrial customers. This increase was partially offset by the loss of revenues from a large school bid that was not renewed in May 2005.

Marina’s revenues increased by $4.3 million in 2005, compared with 2004, due mainly to increased sales volumes from our thermal plant and revenues from its Seneca and ACLE projects, which began in 2005.

Margin (pre-tax) — Utility — SJG’s margin is defined as natural gas revenues less natural gas costs; volumetric and revenue based energy taxes; and regulatory rider expenses. We believe that margin provides a more meaningful basis for evaluating utility operations than revenues since natural gas costs, energy taxes and regulatory rider expenses are passed through to customers, and therefore, have no effect on margin. Natural gas costs are charged to operating expenses on the basis of therm sales at the prices approved by the New Jersey Board of Public Utilities through the BGSS tariff.

SJI - 26

For SJG, total margin for 2006 was comparable to the 2005 total margin; however, residential margins were much lower in 2006, than compared with 2005. This decrease was offset by contributions to net income from the TAC and CIP, which together, accounted for 11% of the 2006 total margin. The CIP replaced the TAC effective October 1, 2006 and takes into account variations in customer usage factors due to weather as well as all other variations. As previously discussed under the TAC, weather was substantially warmer in 2006 as compared to both 2005 and historical norms. The TAC represented only a negligible portion of both the 2005 and 2004 margins because weather conditions were more consistent with historical norms in those years. The CIP added $7.7 million to margin in 2006 related to the 2006-2007 winter season. Of this amount $4.9 million was related to weather variations and $2.8 million was related to other customer usage variations. Had the CIP not been implemented, SJG’s margins and net income would have been significantly lower.

Total margin increased $4.4 million from 2004 to 2005. The July 2004 base rate increase, discussed in greater detail in Note 9 to the consolidated financial statements, had the impact of increasing utility margins by approximately $10.7 million in 2005, compared with 2004. This was offset by a $2.7 million contribution to margin in 2004, due to the buyout of a large utility customer’s long-term contract, and the transfer of our appliance service operations to SJESP in September 2004.

Gross Margin — Nonutility — Gross margin for the nonutility businesses is defined as revenue less all costs that are directly related to the production, selling and delivery of the company’s products and services. These costs primarily include natural gas and electric commodity costs as well as payroll and related benefits. On the statements of consolidated income, revenue is reflected in Operating Revenues - Nonutility and the costs are reflected in Cost of Sales - Nonutility. As discussed in Note 1 to the Consolidated Financial Statements, revenues and expenses related to the energy trading activities of SJRG are presented on a net basis in Operating Revenues - Nonutility.

For 2006, combined gross margins for the nonutility businesses, net of intercompany transactions, increased $52.6 million to $84.9 million compared to 2005. This increase is primarily due to the following:

•
Gross Margin for SJRG increased $57.5 million in 2006, compared with 2005. Of this increase, $46.6 million relates to the net mark to market gain recorded on forward financial contracts. Due to price volatility, SJRG recorded a net unrealized gain of $30.8 million in 2006, as compared to a net unrealized loss of $15.8 million recorded in 2005. Operationally, margins increased due primarily to favorable time spreads on storage asset positions. These storage assets allow SJRG to lock in the differential between purchasing natural gas at low current prices and selling equivalent quantities at higher future prices. Gross margin is generated via pricing differentials that occur over time. SJRG’s contribution to margin continues to increase as we expand our portfolio of storage assets under contract which totaled 9.6 Bcf, 4.8 Bcf and 2.7 Bcf as of December 31, 2006, 2005 and 2004, respectively. However, margins could fluctuate significantly due to the volatile nature of wholesale gas prices.

•
Gross Margin for Marina increased $1.3 million in 2006 compared with 2005 due mainly to the increase in sales volumes from the thermal plant and the landfill gas-fired electricity production facilities discussed above.

•
Gross margin from SJE’s retail gas sales decreased $6.9 million in 2006, compared with 2005, due mainly to the decline in residential sales volumes and losses incurred relating to a full requirements customer in the commercial market. Management believes the vast majority of this loss was caused by erroneous consumption information provided by the sponsoring consortium in the original bid document. After discussions with the consortium, it is management’s expectation we will recover a substantial amount of this loss over the remaining term of the contract which currently ends in October 2008.

•
Gross margin from SJE’s retail electricity sales increased $3.5 million in 2006, compared with 2005, due mainly to the recovery of $1.8 million in electric commodity costs recognized in previous periods. SJE also restructured its contracts in 2006 to pass a variable component of pricing on to its customers.

•
Gross Margin for SJESP decreased $2.6 million in 2006, compared with 2005. This decrease was due mainly to the recording of $3.5 million in costs that management believes are more appropriately recorded as cost of sales that were reported as operating expenses in prior periods. Gross margins on sales of service contracts increased by $0.9 million in 2006 compared with 2005 due mainly to price increases that went into effect in August 2006.

SJI - 27

For 2005, combined gross margins for the nonutility businesses net of intercompany transactions, decreased $4.5 million to $32.3 million compared to 2004. This decrease is primarily due to the following:

•
Gross Margin for SJRG decreased $8.9 million in 2005, compared with 2004. Of this decrease, $14.6 million relates to the net mark to market loss recorded on forward financial contacts. Due to price volatility, SJRG recorded a net unrealized loss of $15.8 million in 2005, as compared to a net unrealized loss of $1.2 million recorded in 2004. Operationally, margins increased due primarily to favorable time spreads on storage asset positions and increased volumes as discussed above.

•
Gross Margin for Marina increased $3.7 million in 2005, compared with 2004, due mainly to the increase in sales volumes discussed above and lower production costs in 2005 compared with 2004. Gross margins were also positively impacted by contributions from our ACLE landfill energy project which came on line in May 2005.

•	Gross margin from SJE’s retail gas sales decreased $3.7 million in 2005, compared with 2004, due mainly to the decline in residential sales volumes discussed above.

•	Gross margin from SJE’s retail electricity decreased $1.0 million in 2005, compared with 2004, due mainly to the loss of sales from the school bid that was not renewed in May 2005.

•
Gross Margin for SJESP increased $5.7 million in 2005, compared with 2004. This increase was due mainly to $3.6 million of gross margin attributable to the operation of the appliance service business that was formerly within SJG through September 1, 2004. The remainder of the increase relates to customer growth and the expansion of our heater and air conditioner installation business line in 2005.

Operations Expense — A summary of net changes in operations expense follows (in thousands):

	2006 vs. 2005	2005 vs. 2004
Utility	$(4,995)	$(1,255)
Nonutility:
Wholesale Gas	1,035	114
Retail Gas and Other	(2,029)	1,835
Retail Electricity	(113)	30
On-Site Energy Production	1,445	508
Appliance Service	(2,105)	3,164
Total Nonutility	(1,767)	5,651
Corporate and Services	7,327	104
Intercompany Eliminations	(9,562)	(261)
Total Operations	$(8,997)	$4,239

Utility Operations expense decreased $5.0 million during 2006, compared with 2005, primarily as a result of several factors. First, there was a $1.1 million decrease in 2006 in SJG’s costs under the New Jersey Clean Energy Program (NJCEP). Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced offsetting decreases in revenues during the periods (See preceding margin table). The BPU-approved NJCEP allows for full recovery of costs, including carrying costs when applicable. As a result, the decrease in expense had no impact on net income. Second, SJG’s regulatory expenses decreased $0.7 million in 2006, primarily as a result of amortization of previously deferred expenses related to our 2004 base rate proceeding with the BPU. Such costs were fully amortized as of December 31, 2005. Third, SJG also experienced lower pension and postretirement benefit costs during 2006.  Such reductions were the result of earnings on additional contributions to the plans, the transfer of employees to SJI Services, LLC (SJIS) effective January 1, 2006, and savings resulting from the early retirement plan (ERIP) offered in 2004 and 2005. The total cost of providing the ERIP in 2005, including monetary incentives, was $1.8 million. There was no ERIP offered in 2006. Finally, SJG also experienced a significant decrease in compensation and healthcare costs as a result of the transfer of approximately 10% of our workforce to SJIS. While much of those costs were charged back to SJG for services rendered, increased activity and growth in SJI’s non-utility entities resulted in a net savings to SJG. Additional information regarding compensation can be found in Note 1 to the consolidated financial statements under Stock-Based Compensation Plans.

SJI - 28

Nonutility Wholesale Gas Operations expense increased in 2006, compared with 2005, due mainly to higher Corporate and Services cost allocations and additional personnel costs to support growth.

Nonutility Retail Gas and Other Operations expense decreased in 2006, compared with 2005, mainly due to an uncollectible reserve adjustment following a bankruptcy declaration by one of SJE’s industrial gas customers in 2005.

Nonutility On-Site Energy Production Operations expense increased in 2006, compared with 2005, due mainly to higher labor and operating costs at all active projects, higher Corporate and Services cost allocations, costs related to landfill projects which began operations in 2006, and six months of costs related to the thermal plant expansion which began operations in July 2006.

Nonutility Appliance Service Operations expense decreased in 2006, compared with 2005, due mainly to the recording of certain costs in 2006 that management believes are more appropriately recorded in Cost of Sales - Nonutility that were recorded as Operations expense in 2005. This decrease was partially offset by higher Corporate and Services allocations.

Corporate and Services increased in 2006 compared with 2005, mainly due to the formation of SJI Services, LLC (SJIS) effective January 1, 2006 and the growing needs of our nonutility subsidiaries. Common services such as information technology and human resources were transferred to SJIS, having mostly been housed within SJG prior to January 1, 2006. Because these costs are allocated to our operating subsidiaries, they are eliminated in consolidation.

Utility Operations expense decreased $1.3 million in 2005, which is the net result of a decrease in appliance service expense partially offset by an increase in utility operations expense. Appliance service expense within Utility Operations decreased $3.5 million due to the transfer of this business from the utility in 2004. The offsetting increase in expense was due primarily to an increase in bad-debt expense, early retirement incentive plan (ERIP) cost, officers’ long-term incentive compensation, and higher employee wages and salaries. Additional bad-debt expense in the amount of $1.3 million was recognized due to higher write-offs and to an increase in the reserve for potential uncollectible accounts to correspond with the increase in customer accounts receivable caused by rising gas prices. Also, as previously discussed, SJG offered an ERIP in late 2005. Overall, costs related to the plan were $0.6 million more in 2005, than in 2004. SJG also incurred additional expense for the officers’ long-term incentive compensation plan, which provides for annual awards based on SJI’s performance as compared to a select peer group. Due to improved corporate performance, we recorded $0.5 million more expense in 2005, than in 2004. Finally, SJG experienced an increase in wages and salaries from 2004 to 2005, due to contract terms and cost of living increases. The increases in these expenses were partially offset by lower pension expense caused by earnings on additional pension contributions, and lower postretirement benefit costs (not related to the ERIP) due to cost caps put in place in November 2004 (See Note 11 to the consolidated financial statements).

Nonutility Retail Gas and Other Operations expense increased in 2005, compared with 2004, mainly due to a significant uncollectible reserve adjustment following a bankruptcy declaration by one of SJE’s industrial gas customers. On-Site Energy Production Operations expense increased in 2005, compared with 2004, due mainly to new projects that became operational in 2005. Appliance Service Operations expense increased as the business became fully independent from SJG in September 2004.

Other Operating Expenses — A summary of changes in other consolidated operating expenses (in thousands):

	2006 vs. 2005	2005 vs. 2004
Maintenance	$(276)	$42
Depreciation	2,218	(857)
Energy and Other Taxes	(1,158)	636

Depreciation increased in 2006, compared with 2005, due mainly to the increased investment in property, plant and equipment by SJG and Marina. Depreciation expense decreased in 2005, compared with 2004, due to a reduction in SJG’s composite depreciation rate from 2.9% to 2.4% effective July 2004, offset by additional depreciation on SJG’s continuing investment in utility plant.

SJI - 29

Energy and Other Taxes — Energy and Other Taxes decreased in 2006, compared with 2005, primarily due to lower energy-related taxes based on lower sales volumes in 2006. Energy and Other Taxes increased in 2005, compared with 2004, primarily due to higher energy-related taxes based on increased sales volumes and revenues in 2005.

Other Income and Expense — Other income and expense increased in 2006, compared with 2005, primarily as a result of $0.7 million in earnings on restricted investments, a $0.3 million improvement in the earnings performance of our available-for-sale securities over prior year and a gain of $0.4 million on the sale of AirLogics, LLC.

Other income and expense was higher in 2004, compared with 2005, due to a pre-tax gain of $0.7 million on our postretirement healthcare plan trust. The movement of plan assets to a new investment manager triggered the recognition of gains on investments in 2004.

Interest Charges — Interest charges increased by $6.7 million in 2006, compared with 2005, due primarily to higher levels of short-term and long-term debt and higher interest rates on short-term debt. Short-term debt levels rose to support our capital expenditures, which we have not yet financed with long-term debt, and increased levels of gas in storage. Interest charges increased by $0.4 million in 2005, compared with 2004, due primarily to higher levels of short-term debt and higher interest rates on short-term debt.  A steep rise in short-term interest rates was driven by a series of interest rate hikes enacted by the Federal Reserve Bank during 2005 and 2006. The increase in interest charges associated with short-term debt was partially offset by lower levels of long-term debt outstanding during 2005, compared with 2004.

Discontinued Operations — The losses are primarily comprised of environmental remediation and product liability litigation associated with previously disposed of businesses.

LIQUIDITY AND CAPITAL RESOURCES:

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

Cash Flows from Operating Activities — Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $29.1 million, $39.3 million and $79.6 million in 2006, 2005 and 2004, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization and gas cost recoveries. Net cash provided by operating activities was significantly impacted in 2006 by a change in the terms under which SJI purchased natural gas, and the impact of extremely warm weather on inventory levels and collection under regulatory clauses at year end. The reduction in payable levels at year end 2006 as compared with 2005 was due to SJI’s election to pay for certain gas supplies on a current basis as opposed to 2005 when we delayed those payments into the first quarter of the subsequent year. Very warm weather conditions experienced during the fourth quarter of 2006 resulted in low levels of gas withdrawn from storage to meet customer demand, and decreased gas volumes consumed resulted in slower collections of expenses under several regulatory clauses. Net cash provided by operating activities in 2005 was heavily impacted by these factors as collection of much higher fuel costs incurred by SJG during 2005 were deferred for collection until 2006. On December 15, 2005, SJG was authorized by the BPU to increase the rates it charges customers by 24.3% for residential and 28.4% for commercial/industrial customers. The increase enabled SJG to recover from its customers the higher cost of gas that was delivered to them during 2005 and 2006. Changes in Accounts Receivable, Inventories and Accounts Payable on the statement of consolidated cash flows for 2005 reflected the impact of higher gas prices experienced during the year. We typically anticipate that delays in withdrawing gas from storage during the fourth quarter of any fiscal year will result in increased withdrawals in the subsequent quarter, benefiting our cash flows for that quarter. SJI also ends each calendar year in a prepaid tax position due to mandatory prepayment requirements on all state taxes. Such prepayments are credited against amounts otherwise due during the first quarter of the subsequent year; further improving first quarter liquidity.

SJI - 30

Cash Flows from Investing Activities — SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. Net cash outflows for construction projects for 2006, 2005 and 2004 amounted to $73.7 million, $92.9 million and $71.6 million, respectively. We estimate the net cash outflows for construction projects for 2007, 2008 and 2009 to be approximately $59.0 million, $51.1 million and $47.5 million, respectively. Included in the 2007 estimates is $3.8 million in capital costs accrued but not paid as of December 31, 2006.

In support of its risk management activities, SJRG is required to maintain a margin account with a national investment firm as collateral for its forward contracts, swap agreements, options contracts and futures contracts. This margin account is included in Restricted Investments on the consolidated balance sheets. The required amount of restricted investments changes on a daily basis due to fluctuations in the market value of the related outstanding contracts and are difficult to predict.

Cash Flows from Financing Activities — Short-term borrowings under lines of credit from commercial banks are used to supplement cash from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, short-term debt incurred to finance capital expenditures is refinanced with long-term debt.

Bank credit available to SJI totaled $406.0 million at December 31, 2006, of which $194.6 million, inclusive of $66.1 million of letters of credit, was used. Those bank facilities consist of a $100.0 million revolving credit facility and, $76.0 million of uncommitted bank lines available to SJG; and a $200.0 million revolving credit facility and $30.0 million of uncommitted bank lines available to SJI. The revolving credit facilities expire in August 2011 and contain one financial covenant regarding the ratio of total debt to total capitalization, measured on a quarterly basis. SJI and SJG were in compliance with this covenant as of December 31, 2006. Based upon the existing credit facilities and a regular dialog with our banks, we believe there will continue to be sufficient credit available to meet our business’ future liquidity needs.

SJI supplements its operating cash flow and credit lines with both debt and equity capital. Over the years, SJG has used long-term debt, primarily in the form of First Mortgage Bonds and Medium Term Notes (MTN), secured by the same pool of utility assets, to finance its long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment. In April 2006, SJG issued $25.0 million of secured tax-exempt, auction-rate debt through the New Jersey Economic Development Authority (NJEDA). The debt was issued under SJG’s MTN program. An additional $115.0 million of MTN’s remains available for issuance under that program. In March 2006, Marina issued $16.4 million of tax-exempt Series A variable-rate bonds, through the NJEDA due in 2036. The proceeds were used to fund construction costs related to the expansion of Marina’s Atlantic City thermal plant. Investors in the bonds receive liquidity and credit support via letters of credit provided by commercial banks through SJI’s revolving credit.

SJI has raised equity capital over the past three years through its Dividend Reinvestment Plan (DRP). Participants in SJI's DRP receive newly issued shares. We offer a 2% discount on DRP investments as it is the most cost-effective way to raise equity capital in the quantities we are seeking. Through the DRP, SJI raised $6.6 million of equity capital by issuing 232,883 shares in 2006, and $31.9 million of equity capital by issuing 1,141,590 shares in 2005 and $25.3 million of equity capital by issuing 1,232,602 shares in 2004. We anticipate raising less than $10.0 million of additional equity capital through the DRP in 2007, for the purpose of maintaining an equity-to-capitalization ratio close to 50%.

SJI - 31

SJI’s capital structure was as follows:

	As of December 31,
	2006	2005

Common Equity	44.4%	45.6%
Long-Term Debt	36.1%	37.3%
Short-Term Debt	19.5%	17.1%
Total	100.0%	100.0%

SJG’s long-term, senior secured debt is rated “A” and “Baa1” by Standard & Poor’s and Moody’s Investor Services, respectively. These ratings have not changed in the past five years.

For 2006, 2005 and 2004, SJI paid quarterly dividends to its common shareholders. SJI has paid dividends on its common stock for 55 consecutive years and has increased that dividend each year for the last eight years. The Company currently looks to grow that dividend by at least 6% to 7% per year and has a targeted payout ratio of between 50% and 60%. In setting the dividend rate, the Board of Directors of SJI considers future earnings expectations, payout ratio, and dividend yield relative to those at peer companies as well as returns available on other income-oriented investments.

COMMITMENTS AND CONTINGENCIES — SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental remediation costs. Net cash outflows for construction and remediation projects for 2006 amounted to $73.7 and $10.8 million, respectively. We estimate net cash outflows for construction and remediation projects for 2007, 2008 and 2009, to be approximately $84.1 million, $64.7 million and $56.5 million, respectively.

SJI is obligated on the letters of credit supporting the variable-rate demand bonds issued through the New Jersey Economic Development Authority by Marina. Commercial banks have issued $62.3 million of renewing letters of credit under SJI’s revolving credit agreement to support the financing of the original construction and recent expansion of Marina’s Atlantic City thermal plant project.

SJG has certain commitments for both pipeline capacity and gas supply for which it pays fees regardless of usage. Those commitments as of December 31, 2006, average $45.5 million annually and total $196.2 million over the contracts’ lives. Approximately 50% of the financial commitment under these contracts expires during the next five years. We expect to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the Basic Gas Supply Service clause.

SJI - 32

The following table summarizes our contractual cash obligations and their applicable payment due dates as of December 31, 2006 (in thousands):

		Up to	Years	Years	More than
Contractual Cash Obligations	Total	1 Year	2 & 3	4 & 5	5 Years

Long-Term Debt	$360,391	$2,369	$218	$35,306	$322,498
Interest on Long-Term Debt	298,515	20,117	40,028	39,388	198,982
Operating Leases	2,774	696	980	600	498
Construction Obligations	9,015	9,015	-	-	-
Commodity Supply Purchase Obligations	670,685	423,922	166,298	21,725	58,740
New Jersey Clean Energy Program (Note 9)	15,000	7,000	8,000	-	-
Other Purchase Obligations	1,599	677	526	396	-
Total Contractual Cash Obligations	$1,357,979	$463,796	$216,050	$97,415	$580,718

Interest on Long-Term Debt includes the impact of the related interest rate swap agreements.  Expected environmental remediation costs and asset retirement obligations are not included in the table above as the total obligation cannot be calculated due to the subjective nature of these costs and the timing of anticipated payments. As discussed in Note 11 to the consolidated financial statements, we currently do not expect to make a pension contribution in 2007; however, changes in future investment performance and discount rates may ultimately result in a contribution. Furthermore, future pension contributions beyond 2007 cannot be determined at this time. SJG’s regulatory obligation to contribute to its other postretirement benefit plans’ trusts, less costs incurred directly by the company, is not included as the duration is indefinite.

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

MARKET RISKS:
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

SJG and SJE transact commodities on a physical basis and typically do not enter into financial derivative positions directly. SJRG manages risk for these entities as well as for its own portfolio by entering into the types of transactions noted above. As part of its gas purchasing strategy, SJG uses financial contracts through SJRG to hedge against forward price risk. These contracts are recoverable through SJG’s BGSS, subject to BPU approval. It is management's policy, to the extent practical, within predetermined risk management policy guidelines, to have limited unmatched positions on a deal or portfolio basis while conducting these activities. As a result of holding open positions to a minimal level, the economic impact to SJRG of changes in value of a particular transaction is substantially offset by an opposite change in the related hedge transaction.

SJI - 33

As of December 31, 2006, SJRG had $33.8 million of Accounts Receivable under sales contracts. Of that total, 78% were with companies rated investment-grade, were guaranteed by an investment-grade-rated parent or were with companies where we have a collateral arrangement. The remainder of the Accounts Receivable were within approved credit limits.

SJRG and SJE entered into certain contracts to purchase, sell, and transport natural gas. For those derivatives not designated as hedges, we recorded the net unrealized pre-tax gain (loss) of $30.9 million, $(16.6) million and $(0.6) million in earnings during the years 2006, 2005 and 2004, respectively, which are included with realized gains and losses in Operating Revenues — Nonutility. The fair value and maturity of these energy trading contracts determined under the mark-to-market method as of December 31, 2006 is as follows (in thousands):

Assets	Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Beyond 3 Years	Total
Prices Actively Quoted	NYMEX	$33,528	$18,443	$1,571	$53,542
Other External Sources	Basis	12,099	3,523	-	15,622
Total		$45,627	$21,966	$1,571	$69,164

Liabilities	Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Beyond 3 Years	Total
Prices Actively Quoted	NYMEX	$35,773	$4,740	$365	$40,878
Other External Sources	Basis	6,351	2,813	-	9,164
Total		$42,124	$7,553	$365	$50,042

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Contracted volumes of our NYMEX and Basis Contracts are 4.7 MMDth with a weighted-average settlement price of $9.94 per decatherm.

A reconciliation of SJI's estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Assets,
January 1, 2006	$2,636
Contracts Settled During 2006, Net	8,978
Other Changes in Fair Value from Continuing and New Contracts, Net	7,508
Net Derivatives — Energy Related Assets,
December 31, 2006	$19,122

Interest Rate Risk — Our exposure to interest-rate risk relates primarily to short-term, variable-rate borrowings. Short-term variable-rate debt outstanding at December 31, 2006, was $194.6 million and averaged $142.6 million during 2006. The months where average outstanding variable-rate debt was at its highest and lowest levels were October, at $108.3 million, and May, at $97.1 million. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $841,000 increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2006 — 67 b.p. increase; 2005 — 194 b.p. increase; 2004 — 115 b.p. increase; 2003 — 28 b.p. decrease; 2002 — 74 b.p. decrease; and 2001 — 383 b.p. decrease. For December 2006, our average interest rate on variable-rate debt was 5.69%.

SJI - 34

We issue long-term debt either at fixed rates or use interest rate derivatives to fix interest rates on variable-rate, long-term debt. As of December 31, 2006, the interest costs on all but $4.1 million of our long-term debt were either at a fixed-rate or at a rate fixed via an interest rate derivative. Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates.

As of December 31, 2006, SJI’s active interest rate swaps were as follows:

Notional Amount		Fixed Interest Rate	Start Date	Maturity	Type of Debt	Obligor
$ 3,000,000	*	4.550%	11/19/2001	12/01/2007	Taxable	Marina
$ 3,900,000		4.795%	12/01/2004	12/01/2014	Taxable	Marina
$ 8,000,000		4.775%	11/12/2004	11/12/2014	Taxable	Marina
$ 20,000,000		4.080%	11/19/2001	12/01/2011	Tax-exempt	Marina
$ 14,500,000		3.905%	03/17/2006	01/15/2026	Tax-exempt	Marina
$ 500,000		3.905%	03/17/2006	01/15/2026	Tax-exempt	Marina
$ 330,000		3.905%	03/17/2006	01/15/2026	Tax-exempt	Marina
$ 7,100,000		4.895%	02/01/2006	02/01/2016	Taxable	Marina
$ 12,500,000		3.430%	12/01/2006	02/01/2036	Tax-exempt	SJG
$ 12,500,000		3.430%	12/01/2006	02/01/2036	Tax-exempt	SJG

*	Amount reduced to $3.0 million on 12/01/06, and further reduces to $0 million on 12/01/07.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

Information required by this item can be found in the section entitled “Market Risks” on page -- of this report.

SJI - 35

Item 8. Financial Statements and Supplementary Data

Statements of Consolidated Income	South Jersey Industries, Inc. and Subsidiaries
(In Thousands Except for Per Share Data)	Year Ended December 31,
	2006	2005	2004
		(As Restated	(As Restated
		See Note 16)	See Note 16)

Operating Revenues:
Utility	$601,999	$576,405	$494,948
Nonutility	329,429	329,611	324,468

Total Operating Revenues	931,428	906,016	819,416

Operating Expenses:
Cost of Sales - Utility - (Excluding depreciation)	431,615	404,144	326,981
Cost of Sales - Nonutility - (Excluding depreciation)	244,522	297,352	287,714
Operations	66,225	75,222	70,983
Maintenance	5,538	5,814	5,772
Depreciation	26,249	24,031	24,888
Energy and Other Taxes	11,477	12,635	11,999

Total Operating Expenses	785,626	819,198	728,337

Operating Income	145,802	86,818	91,079

Other Income and Expense	2,672	619	985
Interest Charges	(27,671)	(20,950)	(20,573)

Income Before Income Taxes	120,803	66,487	71,491

Income Taxes	(49,683)	(27,619)	(29,218)
Equity in Unconsolidated Companies	1,130	902	900

Income from Continuing Operations	72,250	39,770	43,173

Loss from Discontinued Operations - (Net of tax benefit)	(818)	(669)	(680)

Net Income	$71,432	$39,101	$42,493

Basic Earnings per Common Share:
Continuing Operations	$2.48	$1.41	$1.58
Discontinued Operations	(0.03)	(0.02)	(0.03)

Basic Earnings per Common Share	$2.45	$1.39	$1.55

Average Shares of Common Stock Outstanding - Basic	29,175	28,175	27,382

Diluted Earnings per Common Share:
Continuing Operations	$2.47	$1.40	$1.56
Discontinued Operations	(0.03)	(0.02)	(0.03)

Diluted Earnings per Common Share	$2.44	$1.38	$1.53

Average Shares of Common Stock Outstanding - Diluted	29,261	28,399	27,596

Dividends Declared per Common Share	$0.92	$0.86	$0.82

The accompanying notes are an integral part of the consolidated financial statements.

SJI - 36

Statements of Consolidated Cash Flows	South Jersey Industries, Inc. and Subsidiaries
(In Thousands)	Year Ended December 31,

	2006	2005	2004
		(As Restated See Note 16)	(As Restated See Note 16)

Cash Flows from Operating Activities:

Net Income	$71,432	$39,101	$42,493
Loss from Discontinued Operations	818	669	680
Income from Continuing Operations	72,250	39,770	43,173
Adjustments to Reconcile Income from Continuing Operations to Cash Flows Provided by
Operating Activities:
Depreciation and Amortization	30,834	26,842	27,720
Unrealized (Gain) Loss on Derivatives - Energy Related	(30,915)	16,557	628
Provision for Losses on Accounts Receivable	1,466	3,910	1,171
TAC/CIP Receivable	(15,740)	291	4,173
Deferred Gas Costs - Net of Recoveries	18,694	(34,742)	14,582
Deferred SBC Costs - Net of Recoveries	(4,221)	1,871	2,967
Stock-Based Compensation Charge	1,059	3,208	2,957
Deferred and Noncurrent Income Taxes and Credits - Net	21,829	19,030	15,043
Environmental Remediation Costs - Net	(10,840)	(4,071)	(2,634)
Additional Pension Contributions	-	(1,486)	(9,681)
Gas Plant Cost of Removal	(1,369)	(985)	(1,107)
Changes in:
Accounts Receivable	37,863	(37,001)	(19,763)
Inventories	(25,726)	(33,503)	(11,430)
Prepaid and Accrued Taxes - Net	(5,243)	(4,677)	(9,967)
Other Prepayments and Current Assets	152	(925)	(223)
Accounts Payable and Other Accrued Liabilities	(57,892)	56,037	39,994
Other Assets	(1,497)	1,554	(13,090)
Other Liabilities	(1,808)	(11,199)	(4,808)
Cash Flows From Discontinued Operations	178	(1,155)	(90)

Net Cash Provided by Operating Activities	29,074	39,326	79,615

Cash Flows from Investing Activities:

Net (Purchase of) Proceeds from Sale of Restricted Investments	(14,817)	5,363	(9,575)
Capital Expenditures	(73,677)	(92,906)	(71,633)
Purchase of Gas Marketing and Production Assets	(3,277)	-	-
Proceeds from Sale of Investment in Affiliate	1,450	-	-
Other	(650)	470	383

Net Cash Used in Investing Activities	(90,971)	(87,073)	(80,825)

Cash Flows from Financing Activities:

Net Borrowings from (Repayments of) Lines of Credit	47,300	55,000	(20,500)
Proceeds from Issuance of Long-Term Debt	41,400	10,000	41,981
Principal Repayments of Long-Term Debt	(2,437)	(22,832)	(21,773)
Dividends on Common Stock	(26,874)	(24,397)	(22,534)
Proceeds from Sale of Common Stock	6,606	31,882	25,330
Payments for Issuance of Long-Term Debt	(1,350)	(420)	(386)
Premium for Early Retirement of Debt	-	(184)	-
Redemption of Preferred Stock	-	(1,690)	-
Excess Tax Benefit from Restricted Stock Plan	300	-	-

Net Cash Provided by Financing Activities	64,945	47,359	2,118

Net Increase (Decrease) in Cash and Cash Equivalents	3,048	(388)	908
Cash and Cash Equivalents at Beginning of Year	4,884	5,272	4,364

Cash and Cash Equivalents at End of Year	$7,932	$4,884	$5,272

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest (Net of Amounts Capitalized)	$27,341	$21,608	$20,084
Income Taxes (Net of Refunds)	$28,171	$15,054	$17,551

Supplemental Disclosures of Non-Cash Investing Activities
Capital Expenditures acquired on account but unpaid as of year-end	$3,776	$10,397	$5,107

The accompanying notes are an integral part of the consolidated financial statements.

SJI - 37

Consolidated Balance Sheets
(In Thousands)	South Jersey Industries, Inc. and Subsidiaries
	December 31,
Assets	2006	2005

Property, Plant and Equipment:
Utility Plant, at original cost	$1,079,614	$1,030,028
Accumulated Depreciation	(257,781)	(241,242)
Nonutility Property and Equipment, at cost	106,657	94,623
Accumulated Depreciation	(8,485)	(6,061)

Property, Plant and Equipment - Net	920,005	877,348

Investments:
Available-for-Sale Securities	6,356	5,642
Restricted	23,051	8,234
Investment in Affiliates	1,368	2,094

Total Investments	30,775	15,970

Current Assets:
Cash and Cash Equivalents	7,932	4,884
Accounts Receivable	117,832	138,139
Unbilled Revenues	39,397	59,066
Provision for Uncollectibles	(5,224)	(5,871)
Natural Gas in Storage, average cost	145,130	117,542
Materials and Supplies, average cost	2,895	4,758
Deferred Income Taxes - Net	-	624
Prepaid Taxes	12,443	13,061
Derivatives - Energy Related Assets	45,627	24,408
Other Prepayments and Current Assets	5,692	5,415

Total Current Assets	371,724	362,026

Regulatory and Other Noncurrent Assets:
Regulatory Assets	196,962	122,486
Prepaid Pension	-	30,075
Derivatives - Energy Related Assets	23,537	5,080
Unamortized Debt Issuance Costs	7,972	7,147
Contract Receivables	13,654	14,766
Other	8,403	6,814

Total Regulatory and Other Noncurrent Assets	250,528	186,368

Total Assets	$1,573,032	$1,441,712

SJI - 38

Capitalization and Liabilities
Capitalization:
Common Equity	$443,036	$393,645
Long-Term Debt	358,022	319,066

Total Capitalization	801,058	712,711

Minority Interest	461	394

Current Liabilities:
Notes Payable	194,600	147,300
Current Maturities of Long-Term Debt	2,369	2,364
Accounts Payable	101,615	179,023
Customer Deposits and Credit Balances	24,982	12,534
Environmental Remediation Costs	26,439	18,165
Taxes Accrued	1,967	7,456
Derivatives - Energy Related Liabilities	42,124	21,957
Deferred Income Taxes - Net	10,687	-
Deferred Contract Revenues	5,066	5,077
Interest Accrued	6,458	6,258
Pension and Other Postretirement Benefits	788	-
Other Current Liabilities	5,699	6,077

Total Current Liabilities	422,794	406,211

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	177,220	169,423
Investment Tax Credits	2,470	2,795
Pension and Other Postretirement Benefits	33,162	18,942
Environmental Remediation Costs	45,391	42,489
Asset Retirement Obligations	23,970	22,588
Derivatives - Energy Related Liabilities	7,918	4,895
Regulatory Liabilities	50,797	54,002
Other	7,791	7,262

Total Deferred Credits and Other Noncurrent Liabilities	348,719	322,396

Commitments and Contingencies (Note 14)
Total Capitalization and Liabilities	$1,573,032	$1,441,712

The accompanying notes are an integral part of the consolidated financial statements.

SJI - 39

Statements of Consolidated Capitalization		South Jersey Industries, Inc. and Subsidiaries
(In Thousands Except for Share Data)		December 31,
		2006	2005
			(As Restated
			See Note 16)

Common Equity:
Common Stock: Par Value $1.25 per share; Authorized 60,000,000 shares;
Outstanding Shares: 29,325,593 (2006) and 28,982,440 (2005)
Balance at Beginning of Year		$36,228	$34,700
Common Stock Issued or Granted Under Stock Plans		429	1,528

Balance at End of Year		36,657	36,228
Premium on Common Stock		239,763	231,861
Accumulated Other Comprehensive Loss		(7,791)	(4,445)
Retained Earnings		174,407	130,001

Total Common Equity		443,036	393,645

Long-Term Debt: (A)
South Jersey Gas Company:
First Mortgage Bonds: (B)
8.19%	Series due 2007	2,270	4,543
6.12%	Series due 2010	10,000	10,000
6.74%	Series due 2011	10,000	10,000
6.57%	Series due 2011	15,000	15,000
4.46%	Series due 2013	10,500	10,500
5.027%	Series due 2013	14,500	14,500
4.52%	Series due 2014	11,000	11,000
5.115%	Series due 2014	10,000	10,000
5.387%	Series due 2015	10,000	10,000
5.437%	Series due 2016	10,000	10,000
6.50%	Series due 2016	9,893	9,965
4.60%	Series due 2016	17,000	17,000
4.657%	Series due 2017	15,000	15,000
7.97%	Series due 2018	10,000	10,000
7.125%	Series due 2018	20,000	20,000
5.587%	Series due 2019	10,000	10,000
7.7%	Series due 2027	35,000	35,000
5.55%	Series due 2033	32,000	32,000
6.213%	Series due 2034	10,000	10,000
5.45%	Series due 2035	10,000	10,000
Series A 2006 Bonds at variable rates due 2036 (C)		25,000	-

Marina Energy LLC: (D)
Series A 2001 Bonds at variable rates due 2031		20,000	20,000
Series B 2001 Bonds at variable rates due 2021		25,000	25,000
Series A 2006 Bonds at variable rates due 2036		16,400	-

AC Landfill Energy, LLC: (E)
Bank Term Loan, 6% due 2014		647	741
Mortgage Bond, 4.19% due 2019		1,181	1,181

Total Long-Term Debt Outstanding		360,391	321,430
Less Current Maturities		(2,369)	(2,364)

Total Long-Term Debt		358,022	319,066

Total Capitalization		$801,058	$712,711

(A)	The long-term debt maturities and sinking fund requirements for the succeeding five years are as follows:
2007, $2,369; 2008, $106; 2009, $112; 2010, $10,119 and 2011, $25,119.
(B)	SJG's First Mortgage dated October 1, 1947, as supplemented, securing the First Mortgage Bonds constitutes a direct first mortgage lien on substantially all utility plant.
(C)
On April 20, 2006, SJG issued $25.0 million of tax exempt, auction rate debt through the New Jersey Economic Development Authority (NJEDA) under its $150.0 million MTN Program. As of December 31, 2006, $115.0 million remains available under the program.

(D)
Marina has issued $61.4 million of unsecured variable-rate revenue bonds through the NJEDA. The variable rates at December 31, 2006 for the Series A 2001, Series B 2001, and Series A 2006 bonds were 3.90%, 5.35% and 3.91% respectively.

(E)	The debt of AC Landfill Energy is secured by a first mortgage interest in plant and equipment, and an assignment of rents and leases of the facility.

The accompanying notes are an integral part of the consolidated financial statements.

SJI - 40

Consolidated Statements of Changes In Common Equity
and Comprehensive Income	South Jersey Industries, Inc. and Subsidiaries
(In Thousands)	Years Ended December 31, 2004, 2005 & 2006

			Accumulated Other
	Common Stock	Premium on Common Stock	Comprehensive Loss	Retained Earnings	Total

Balance at January 1, 2004 (a)	$33,072	$171,078	$(3,638)	$95,900	$296,412
Net Income (a)				42,493	42,493
Other Comprehensive Loss, Net of Tax:(b)
Minimum Pension Liability Adjustment			(1,077)		(1,077)
Unrealized Loss on Equity Investments			(192)		(192)
Unrealized Loss on Derivatives (a)			(26)		(26)
Other Comprehensive Loss, Net of Tax (a)(b)					(1,295)
Comprehensive Income (a)					41,198
Common Stock Issued or Granted Under Stock Plans	1,628	26,659			28,287
Cash Dividends Declared - Common Stock				(22,534)	(22,534)

Balance at December 31, 2004 (a)	34,700	197,737	(4,933)	115,859	343,363
Net Income (a)				39,101	39,101
Other Comprehensive Loss, Net of Tax:(b)
Minimum Pension Liability Adjustment			427		427
Unrealized Gain on Equity Investments			63		63
Unrealized Loss on Derivatives (a)			(2)		(2)
Other Comprehensive Income, Net of Tax (a)(b)					488
Comprehensive Income (a)					39,589
Common Stock Issued or Granted Under Stock Plans	1,528	34,124		(562)	35,090
Cash Dividends Declared - Common Stock				(24,397)	(24,397)

Balance at December 31, 2005 (a)	36,228	231,861	(4,445)	130,001	393,645
Net Income				71,432	71,432
Other Comprehensive Loss, Net of Tax:(b)
Minimum Pension Liability Adjustment			(439)		(439)
Unrealized Gain on Equity Investments			53		53
Unrealized Gain on Derivatives			260		260
Other Comprehensive Loss, Net of Tax (b)					(126)
Comprehensive Income					71,306
FAS 158 Transition Amount (c)			(3,220)		(3,220)
Common Stock Issued or Granted Under Stock Plans	429	7,902		(152)	8,179
Cash Dividends Declared - Common Stock				(26,874)	(26,874)

Balance at December 31, 2006	$36,657	$239,763	$(7,791)	$174,407	$443,036

SJI - 41

Disclosure of Changes In Accumulated Other Comprehensive Loss Balances (b) (In Thousands)
	FAS 158 Transition Amount(c)	Minimum Pension Liability Adjustment	Unrealized (Loss) Gain on Derivatives	Unrealized Gain (Loss) on Equity Investments	Accumulated Other Comprehensive Loss

Balance at January 1, 2004 (a)	$-	$(2,847)	$(1,074)	$283	$(3,638)
Changes During Year (a)	-	(1,077)	(26)	(192)	(1,295)
Balance at December 31, 2004 (a)	-	(3,924)	(1,100)	91	(4,933)
Changes During Year (a)	-	427	(2)	63	488
Balance at December 31, 2005 (a)	-	(3,497)	(1,102)	154	(4,445)
Changes During Year	(3,220)	(439)	260	53	(3,346)
Balance at December 31, 2006	$(3,220)	$(3,936)	$(842)	$207	$(7,791)

(a) As Restated - See Note 16
(b) Determined using a combined statutory tax rate of 41.08% in 2006 and 40.85% in prior years.
(c) See Note 11, Pension and Other Postretirement Benefits

The accompanying notes are an integral part of the consolidated financial statements.

SJI - 42

Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION — The consolidated financial statements include the accounts of South Jersey Industries, Inc. (SJI or the Company ), its wholly owned subsidiaries and subsidiaries in which we have a controlling interest. We eliminate all significant intercompany accounts and transactions. In management’s opinion, the consolidated financial statements reflect all normal and recurring adjustments needed to fairly present SJI’s financial position and operating results at the dates and for the periods presented.

EQUITY INVESTMENTS — Marketable equity securities that are purchased as long-term investments are classified as Available-for-Sale Securities and carried at their fair value on our consolidated balance sheets. Any unrealized gains or losses are included in Accumulated Other Comprehensive Loss. SJI, through a wholly owned subsidiary, currently holds a 50% non-controlling interest in one affiliated company and accounts for the investment under the equity method. We include the operations of this affiliated company on a pre-tax basis in the statements of consolidated income under Equity in Affiliated Companies (See Note 2).

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

REGULATION — South Jersey Gas Company (SJG) is subject to the rules and regulations of the New Jersey Board of Public Utilities (BPU). See Note 9 for a detailed discussion of SJG’s rate structure and regulatory actions. SJG maintains its accounts according to the BPU's prescribed Uniform System of Accounts. SJG follows the accounting for regulated enterprises prescribed by the Financial Accounting Standards Board (FASB) Statement No. 71, “Accounting for the Effects of Certain Types of Regulation.” In general, Statement No. 71 allows for the deferral of certain costs (regulatory assets) and creation of certain obligations (regulatory liabilities) when it is probable that such items will be recovered from or refunded to customers in future periods. See Note 10 for a detailed discussion of regulatory assets and liabilities.

OPERATING REVENUES — Gas and electric revenues are recognized in the period the commodity is delivered to customers. For SJG and South Jersey Energy (SJE) retail customers that are not billed at the end of the month, we record an estimate to recognize unbilled revenues for gas and electricity delivered from the date of the last meter reading to the end of the month. South Jersey Resources Group, LLC’s (SJRG) gas revenues are recognized in the period the commodity is delivered. Unrealized gains and losses on energy related derivative instruments are also recognized in operating revenues for SJRG. See further discussion under Derivative Instruments. We recognize revenues related to South Jersey Energy Service Plus, LLC (SJESP) appliance service contracts seasonally over the full 12-month terms of the contracts. Revenue related to services provided on a time and materials basis is recognized on a monthly basis as the jobs are completed. Marina Energy, LLC (Marina) recognizes revenue on a monthly basis as services are provided, as lease income is earned, and for on-site energy production that is delivered to its customers.

SJI collects certain revenue-based energy taxes from customers. Such taxes include New Jersey State Sales Tax, Transitional Energy Facility Assessment (TEFA) and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. TEFA and PUA are included in both utility revenue and cost of sales utility and totaled $7.9 million, $9.1 million and $8.7 million in 2006, 2005 and 2004, respectively.

ACCOUNTS RECEIVABLE AND PROVISION FOR UNCOLLECTIBLE ACCOUNTS — Accounts receivable are carried at the amount owed by customers. A provision for uncollectible accounts is established based on our collection experience and an assessment of the collectibility of specific accounts.

SJI - 43

PROPERTY, PLANT AND EQUIPMENT — For regulatory purposes, utility plant is stated at original cost, which may be different than SJG’s cost if the assets were acquired from another regulated entity. Nonutility plant is stated at cost. The cost of adding, replacing and renewing property is charged to the appropriate plant account.

ASSET RETIREMENT OBLIGATIONS - On December 31, 2005, the Company adopted FASB Interpretation No. 47, "Accounting for Conditional Retirement Obligations" (FIN 47) and recorded an obligation of $22.6 million on the consolidated balance sheet under Asset Retirement Obligation (ARO). The amounts included in ARO are primarily related to the legal obligations the Company has to cut and cap gas distribution pipelines when taking those pipelines out of service in future years. These liabilities are generally recognized upon the acquisition or construction of the asset. The related asset retirement cost is capitalized concurrently by increasing the carrying amount of the related asset by the same amount as the liability. Changes in the liability are recorded for the passage of time (accretion) or for revisions to cash flows originally estimated to settle the ARO.

ARO activity during 2006 was as follows (in thousands):

AROs as of January 1, 2006	$22,588
Accretion	961
Additions	426
Settlements	(5)
ARO’s as of December 31, 2006	$23,970

DEPRECIATION — We depreciate utility plant on a straight-line basis over the estimated remaining lives of the various property classes. These estimates are periodically reviewed and adjusted as required after BPU approval. The composite annual rate for all depreciable utility property was approximately 2.3% in 2006 and 2.4% in 2005. Under SJG’s 2004 rate case settlement, its composite depreciation rate was reduced from 2.9% to 2.4% effective July 8, 2004 (See Note 9). The actual composite rate may differ from the approved rate as the asset mix changes over time. Except for retirements outside of the normal course of business, accumulated depreciation is charged with the cost of depreciable utility property retired, less salvage. Nonutility property depreciation is computed on a straight-line basis over the estimated useful lives of the property, ranging up to 50 years. Gain or loss on the disposition of nonutility property is recognized in operating income.

CAPITALIZED INTEREST — SJG capitalizes interest on construction at the rate of return on rate base utilized by the BPU to set rates in its last base rate proceeding (See Note 9). Marina capitalizes interest on construction projects in progress based on the actual cost of borrowed funds. SJG’s amounts are included in Utility Plant and Marina’s amounts are included in Nonutility Property and Equipment on the consolidated balance sheets. Interest Charges are presented net of capitalized interest on the consolidated statements of income. SJI capitalized interest of $1.0 million in 2006, $1.6 million in 2005, and $0.7 million in 2004.

IMPAIRMENT OF LONG-LIVED ASSETS — We review the carrying amount of long-lived assets for possible impairment whenever events or changes in circumstances indicate that such amounts may not be recoverable. For the years ended 2006, 2005 and 2004, no significant impairments were identified.

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

SJI structured its subsidiaries so that SJG and SJE transact commodities on a physical basis and typically do not directly enter into positions that financially settle. SJRG performs this risk management function for these entities and enters into the types of financial transactions noted above. As part of its gas purchasing strategy, SJG uses financial contracts through SJRG to hedge against forward price risk. The costs or benefits of these short-term contracts are recoverable through SJG’s Basic Gas Supply Service (BGSS) clause, subject to BPU approval. As of December 31, 2006 and 2005, SJG had $17.0 million and $(0.5) million of costs (benefits), respectively, included in its BGSS related to open financial contracts.

SJI - 44

Management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in identifying, assessing and controlling various risks. Management reviews any open positions in accordance with strict policies to limit exposure to market risk.

SJI accounts for derivative instruments in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. We record all derivatives, whether designated in hedging relationships or not, on the consolidated balance sheets at fair value unless the derivative contracts qualify for the normal purchase and sale exemption. In general, if the derivative is designated as a fair value hedge, we recognize the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk in earnings. We currently have no fair value hedges. If the derivative is designated as a cash flow hedge, we record the effective portion of the hedge in Accumulated Other Comprehensive Loss and recognize it in the income statement when the hedged item affects earnings. Due to the application of regulatory accounting principles under FASB Statement No. 71, derivatives related to SJG’s gas purchases are recorded through the BGSS clause. We recognize ineffective portions of the cash flow hedges immediately in earnings. We currently have no energy-related derivative instruments designated as cash flow hedges. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives, strategies for undertaking various hedge transactions and our methods for assessing and testing correlation and hedge ineffectiveness. All hedging instruments are linked to the hedged asset, liability, firm commitment or forecasted transaction.

Initially and on an ongoing basis we assess whether these derivatives are highly effective in offsetting changes in cash flows or fair values of the hedged items. We discontinue hedge accounting prospectively if we decide to discontinue the hedging relationship; determine that the anticipated transaction is no longer likely to occur; or determine that a derivative is no longer highly effective as a hedge. In the event that hedge accounting is discontinued, we will continue to carry the derivative on the balance sheet at its current fair value and recognize subsequent changes in fair value in current period earnings. Unrealized gains and losses on the discontinued hedges that were previously included in Accumulated Other Comprehensive Loss will be reclassified into earnings when the forecasted transaction occurs, or when it is probable that it will not occur.

SJRG manages its portfolio of purchases and sales, as well as natural gas in storage, using a variety of instruments that include forward contracts, swap agreements, options contracts and futures contracts. SJRG measures the fair value of the contracts and records these as Derivatives — Energy Related Assets or Derivatives — Energy Related Liabilities on our consolidated balance sheets. We recorded the net pre-tax unrealized gain (loss) of $30.9 million, $(16.6) million and $(0.6) million in earnings during the years 2006, 2005 and 2004, respectively, which are included with realized gains and losses in Operating Revenues — Nonutility.

SJI presents revenues and expenses related to its energy trading activities on a net basis in Operating Revenues — Nonutility in the consolidated statements of income consistent with Emerging Issues Task Force (EITF) Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.” The above presentation has no effect on operating income or net income.

SJI - 45

From time to time we enter into interest rate derivatives and similar agreements to hedge exposure to increasing interest rates, and the impact of those rates on our cash flows with respect to our variable-rate debt. We have designated and account for these interest rate derivatives as cash flow hedges which are included in Other Noncurrent Assets and Other Noncurrent Liabilities. As of December 31, 2006, SJI’s active interest rate swaps were as follows:

Notional Amount	Fixed Interest Rate	Start Date	Maturity	Type of Debt	Obligor
$ 3,000,000*	4.550%	11/19/2001	12/01/2007	Taxable	Marina
$ 3,900,000	4.795%	12/01/2004	12/01/2014	Taxable	Marina
$ 8,000,000	4.775%	11/12/2004	11/12/2014	Taxable	Marina
$ 20,000,000	4.080%	11/19/2001	12/01/2011	Tax-exempt	Marina
$ 14,500,000	3.905%	03/17/2006	01/15/2026	Tax-exempt	Marina
$ 500,000	3.905%	03/17/2006	01/15/2026	Tax-exempt	Marina
$ 330,000	3.905%	03/17/2006	01/15/2026	Tax-exempt	Marina
$ 7,100,000	4.895%	02/01/2006	02/01/2016	Taxable	Marina
$ 12,500,000	3.430%	12/01/2006	02/01/2036	Tax-exempt	SJG
$ 12,500,000	3.430%	12/01/2006	02/01/2036	Tax-exempt	SJG

* Amount reduced to $3.0 million on 12/01/06, and further reduces to $0 million on 12/01/07.

The differential to be paid or received as a result of these swap agreements is accrued as interest rates change and is recognized as an adjustment to interest expense. As of December 31, 2006 and 2005, the net market value of these swaps was not significant. The market value represents the amount we would have to pay the counterparty, or the counterparty would have to pay us, to terminate these contracts as of those dates. As of December 31, 2006 and 2005, we determined that the swaps were highly effective; therefore, we recorded the changes in fair value of the swaps along with the cumulative unamortized costs, net of taxes, in Accumulated Other Comprehensive Loss.

We determined the fair value of derivative instruments by reference to quoted market prices of listed contracts, published quotations or quotations from unrelated third parties.

STOCK-BASED COMPENSATION PLAN — Under the Amended and Restated 1997 Stock-Based Compensation Plan, no more than 2,000,000 shares in the aggregate may be issued to SJI's officers (Officers), non-employee directors (Directors) and other key employees. The plan will terminate on January 26, 2015, unless terminated earlier by the Board of Directors. No options were granted or outstanding during the years ended December 31, 2006, 2005 and 2004 and no stock appreciation rights have been issued under the plan. During the years ended December 31, 2006, 2005 and 2004, SJI granted 42,983, 38,316 and 43,798 restricted shares to Officers, respectively. These restricted shares vest over a three-year period and are subject to SJI achieving certain market based performance targets as compared to a peer group average, which can cause the actual amount of shares that ultimately vest to range from between 0% to 150% of the original share units granted. During the years ended December 31, 2006, 2005 and 2004, SJI granted 5,220, 6,340 and 9,261 restricted shares to Directors. These shares vest over a three-year service period but contain no performance conditions. As a result, 100% of the shares granted generally vest.

On January 1, 2006, SJI adopted FASB Statement No. 123(R), “Share-Based Payment,” which revised FASB Statement No. 123, “Accounting for Stock-Based Compensation” and superseded Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” As the performance targets under the plan are considered market and service conditions, Statement No. 123(R) requires SJI to measure and recognize stock-based compensation expense in its consolidated financial statements based on the fair value at the date of grant for its share-based awards. In accordance with Statement No. 123(R), SJI is recognizing compensation expense on a straight-line basis over the requisite service period for: (i) awards granted on, or after, January 1, 2006 and (ii) unvested awards previously granted and outstanding as of January 1, 2006. In addition, SJI is estimating forfeitures over the requisite service period when recognizing compensation expense. These estimates can be adjusted to the extent to which actual forfeitures differ, or are expected to materially differ, from such estimates. Compensation expense is not adjusted based on the actual achievement of performance goals. The Company estimated the fair value of officers’ restricted stock awards on the date of grant using a Monte Carlo simulation model.

SJI - 46

As permitted by Statement No. 123(R), SJI chose the modified prospective method of adoption; accordingly, financial results for the prior period presented were not retroactively adjusted to reflect the effects of this Statement. Under the modified prospective application, this Statement applies to new awards and to awards modified, repurchased, or cancelled after the required effective date, which for the Company was January 1, 2006. Compensation costs for the portion of awards for which the requisite service has not been rendered that were outstanding as of the required effective date are being recognized as the requisite service is rendered based on the grant-date fair value.

The following table summarizes the nonvested restricted stock awards outstanding at December 31, 2006 and the assumptions used to estimate the fair value of the awards:

	Grant	Shares	Fair Value	Expected	Risk-Free
	Date	Outstanding	Per Share	Volatility	Interest Rate

Officers -	Jan. 2004	42,135	$20.105	16.4%	2.4%
	Jan. 2005	35,221	$25.155	15.5%	3.4%
	Jan. 2006	39,076	$27.950	16.9%	4.5%

Directors -	Dec. 2004	5,220	$24.955	-	-
	Dec. 2005	6,340	$29.970	-	-
	Dec. 2006	9,261	$34.020	-	-

Expected volatility is based on the actual daily volatility of SJI’s share price over the preceding three-year period as of the valuation date. The risk-free interest rate is based on the zero-coupon U.S. Treasury Bond, with a term equal to the three-year term of the Officers’ restricted shares. As notional dividend equivalents are credited to the holders, which are reinvested during the three-year service period, no reduction to the fair value of the award is required. As the Directors’ restricted stock awards contain no performance conditions and notional dividend equivalents are credited to the holder, which are reinvested during the three-year service period, the fair value of these awards are equal to the market value of shares on the date of grant.

The following table summarizes the total compensation cost for the years ended December 31, 2006, 2005 and 2004 (in thousands):
	2006	2005	2004
Officers	$919	$3,677	$2,875
Directors	140	93	83
Total Cost	$1,059	$3,770	$2,958
Capitalized	(114)	(872)	(740)
Net Expense	$945	$2,898	$2,218

As of December 31, 2006, there was $1.4 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 2.0 years.

Prior to the adoption of Statement No. 123 (R), SJI applied Statement No. 123, as amended, which permitted the application of APB No. 25. In accordance with APB No. 25, SJI recorded compensation expense over the requisite service period for restricted stock based on the probable number of shares expected to be issued and the market value of the Company’s common stock at the end of each reporting period. As a result of SJI’s previous accounting treatment, there have been no excess tax benefits recognized prior to the adoption of Statement No. 123(R).

SJI - 47

For the year ended December 31, 2006, the decrease in stock based compensation expense resulting from the adoption of Statement No. 123(R) was $0.8 million, or $0.5 million after taxes. This decrease in compensation expense resulted in an increase in both basic and diluted earnings per share of $0.02 per share. Also contributing to the decrease in expense in 2006 were officer retirements during the year which resulted in the forfeitures noted in the table below.

The following table summarizes information regarding restricted stock award activity during 2006 excluding accrued dividend equivalents:

	Officers	Directors

Nonvested Shares Outstanding, January 1, 2006	143,734	16,120

Granted	42,983	9,261
Vested*	(61,620)	(4,560)
Cancelled/Forfeited	(8,665)	-

Nonvested Shares Outstanding, December 31, 2006	116,432	20,821

* Actual shares awarded to officers upon vesting, including dividend equivalents and adjustments for performance measures, totaled 101,009 shares.

During the years ended December 31, 2006 and 2005, SJI awarded 101,009 shares at a market value of $2.9 million and 74,574 shares at a market value of $2.0 million, respectively. The Company has a policy of issuing new shares to satisfy its obligations under these plans; therefore, there are no cash payment requirements resulting from the normal operation of this plan. However, a change in control could result in such shares becoming nonforefeitable or immediately payable in cash.

INCOME TAXES — Deferred income taxes are provided for all significant temporary differences between the book and taxable basis of assets and liabilities in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (See Note 3). A valuation allowance will be established when it is determined that it is more likely than not that a deferred tax asset will not be realized.

CASH AND CASH EQUIVALENTS — For purposes of reporting cash flows, highly liquid investments with original maturities of three months or less are considered cash equivalents.

NEW ACCOUNTING PRONOUNCEMENTS — In July 2006, the FASB issued Interpretation No. 48 “Uncertainty in Income Taxes” (FIN 48). This Interpretation provides guidance on the recognition and measurement of uncertain tax positions in the financial statements. The effective date of FIN 48 is January 1, 2007. Management does not anticipate that the adoption of this interpretation will have a material effect on the Company’s consolidated financial statements.

SJI - 48

In September 2006, the FASB issued its Staff Position (FSP) on “Accounting for Planned Major Maintenance Activities”. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. This FSP is effective the first fiscal year beginning after December 15, 2006. Management does not anticipate that this FSP will have a material effect on the Company’s consolidated financial statements.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The statement permits entities to choose to measure certain financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective for the first fiscal year beginning after November 15, 2007. Management is currently evaluating the impact that the adoption of this statement will have on our consolidated financial statements.

RECLASSIFICATIONS — Certain amounts from prior years have been reclassified to conform to the current year presentation. During the second quarter of 2006, the Company determined that certain customer accounts receivable were in a credit position and accordingly, reclassified amounts included in Accounts Receivable as of December 31, 2005 to Customer Deposits and Credit Balances. These changes did not impact previously reported revenue, net income or earnings per share and are considered immaterial to the overall presentation of our consolidated financial statements.

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

Summarized operating results of the discontinued operations for the years ended December 31, were (in thousands, except per share amounts):

	2006	2005	2004
Loss before Income Taxes:
Sand Mining	$(1,021)	$(944)	$(863)
Fuel Oil	(266)	(84)	(183)
Income Tax Benefits	469	359	366
Loss from Discontinued Operations	$(818)	$(669)	$(680)
Earnings Per Common Share from
Discontinued Operations
Basic and Diluted	$(0.03)	$(0.02)	$(0.03)

Losses from sand mining are mainly comprised of environmental remediation and product liability litigation associated with Morie’s prior activities.

SJI - 49

AFFILIATIONS — SJI and Conectiv Solutions, LLC formed Millennium Account Services, LLC to provide meter reading services in southern New Jersey. SJE and GZA GeoEnvironmental, Inc. formed AirLogics, LLC to market a jointly developed air monitoring system designed to assist companies involved in environmental cleanup activities. On June 30, 2006, SJE sold its entire interest in AirLogics for $1.5 million, resulting in an after-tax gain of $0.2 million. The investment in these affiliated companies is accounted for under the equity method.

CONTROLLING INTERESTS IN JOINTLY OWNED PROJECTS — Marina and DCO Energy, LLC (DCO) formed AC Landfill Energy, LLC (ACLE) and WC Landfill Energy, LLC (WCLE) to develop and install methane-to-electric power generation systems at certain county-owned landfills. Marina owns a 51% interest in ACLE and WCLE and accounts for these entities as consolidated subsidiaries.

3. INCOME TAXES:

SJI files a consolidated federal income tax return. State income tax returns are filed on a separate company basis in states where SJI has operations and/or a requirement to file. Total income taxes applicable to operations differ from the tax that would have resulted by applying the statutory Federal Income Tax rate to pre-tax income for the following reasons (in thousands):

	2006	2005	2004

Tax at Statutory Rate	$42,677	$23,586	$25,337
Increase (Decrease) Resulting from:
State Income Taxes	7,593	4,587	4,403
ESOP	(749)	(783)	(766)
Amortization of Investment
Tax Credits	(325)	(334)	(342)
Amortization of Flowthrough
Depreciation	664	664	664
Other - Net	(177)	(101)	(78)
Income Taxes:
Continuing Operations	49,683	27,619	29,218
Discontinued Operations	(469)	(359)	(366)
Net Income Taxes	$49,214	$27,260	$28,852

The provision for Income Taxes is comprised of the following (in thousands):

	2006	2005	2004
Current:
Federal	$23,027	$5,040	$8,270
State	5,152	3,432	5,879
Total Current	28,179	8,472	14,149
Deferred:
Federal:
Derivatives/Unrealized Gain (Loss)	9,694	(5,028)	(493)
Excess of Tax Depreciation Over
Book Depreciation - Net	8,652	5,528	15,548
Deferred Fuel Costs - Net	(9,907)	17,567	(3,229)
Environmental Costs - Net	1,782	970	752
Prepaid Pension	298	368	2,765
Deferred Regulatory Costs	3,525	(1,156)	(804)
Other - Net	1,257	(2,393)	(85)
State:	6,528	3,625	957
Total Deferred	21,829	19,481	15,411
Investment Tax Credits	(325)	(334)	(342)
Income Taxes:
Continuing Operations	49,683	27,619	29,218
Discontinued Operations	(469)	(359)	(366)
Net Income Taxes	$49,214	$27,260	$28,852

Investment Tax Credits attributable to SJG were deferred and continue to be amortized at the annual rate of 3%, which approximates the life of related assets.

SJI - 50

The net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes resulted in the following net deferred tax liabilities (assets) at December 31 (in thousands):

	2006	2005
Current:
Deferred Fuel Costs - Net	$7,669	$4,098
Derivatives / Unrealized (Loss) Gain	3,487	(2,816)
Other	(469)	(1,906)
Current Deferred Tax Liability (Asset) - Net	$10,687	$(624)
Noncurrent:
Book versus Tax Basis of Property	$152,802	$139,362
Deferred Fuel Costs - Net	9,108	22,890
Prepaid Pension	-	13,227
Environmental	5,188	3,013
Deferred Regulatory Costs	3,370	1,684
Deferred State Tax	(4,461)	(4,900)
Minimum Pension Liability	-	(2,602)
Investment Tax Credit Basis Gross-Up	(1,272)	(1,440)
Deferred Pension & Other Post Retirement Benefits	15,239	-
Pension & Other Post Retirement Benefits	(12,991)	-
Deferred Revenues	2,376	-
Derivatives/Unrealized (Loss) Gain	6,646	-
Other	1,215	(1,811)
Noncurrent Deferred Tax Liability - Net	$177,220	$169,423

4. PREFERRED STOCK:

REDEEMABLE CUMULATIVE PREFERRED STOCK — On May 2, 2005, SJG redeemed all of its Redeemable Cumulative Preferred 8% Series of preferred stock at its par value of $1.7 million. SJI has 2,500,000 authorized shares of Preference Stock, no par value, which has not been issued.

5. COMMON STOCK:

The following shares were issued and outstanding at December 31:

	2006	2005	2004
Beginning of Year	28,982,440	27,759,936	26,458,002
New Issues During Year:
Dividend Reinvestment Plan	232,883	1,141,590	1,232,602
Stock-Based Compensation Plan	110,270	80,914	69,332
End of Year	29,325,593	28,982,440	27,759,936

We recorded the par value ($1.25 per share) of stock issued in 2006, 2005 and 2004 in Common Stock and recorded the net excess over par value of approximately $7.9 million, $34.1 million and $26.7 million, respectively, in Premium on Common Stock.

SJI - 51

EARNINGS PER COMMON SHARE — We present basic EPS based on the weighted-average number of common shares outstanding. EPS is presented in accordance with FASB Statement No. 128, “Earnings Per Share,” which establishes standards for computing and presenting basic and diluted EPS. The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 85,120, 224,331 and 213,524 shares for the years ended December 31, 2006, 2005 and 2004, respectively. These shares relate to SJI’s restricted stock as discussed in Note 1.

DIVIDEND REINVESTMENT PLAN (DRP) — Newly issued shares of common stock offered through the DRP are issued directly by SJI. As of December 31, 2006, SJI reserved 1,343,614 shares of authorized, but unissued, common stock for future issuance through the DRP.

6. FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS — In accordance with the terms of the Marina and certain SJG loan agreements, unused proceeds are required to be escrowed pending approved construction expenditures. There were no escrowed proceeds as of December 31, 2005. As of December 31, 2006, the escrowed proceeds, including interest earned, totaled $12.7 million.

SJRG maintains a margin account with a national investment firm to support its risk management activities. The balance required to be held in this margin account increases as the net value of the outstanding energy related financial contracts with this investment firm decreases. As of December 31, 2006 and 2005, the balance of this account was $10.4 million and $8.2 million, respectively.

LONG-TERM DEBT — In March 2006, Marina issued $16.4 million of tax-exempt, variable-rate bonds through the New Jersey Economic Development Authority (NJEDA), which mature in March 2036. Proceeds of the bonds were used to finance the expansion of Marina’s Atlantic City thermal energy plant. The interest rate on all but $1.1 million of the bonds has been effectively fixed via interest rate swaps at 3.91% until January 2026. The variable interest rate on the $1.1 million portion of the bonds that remain unhedged was 3.91% as of December 31, 2006.  These bonds contain no financial covenants.

In April 2006, SJG issued $25.0 million of secured tax-exempt, auction-rate debt through the NJEDA to finance infrastructure costs that qualify for tax-exempt financing. The auction rate, which resets weekly, was set at 3.80% as of December 31, 2006. SJG entered into forward-starting interest rate swap agreements that effectively fixed the interest rate on this debt at 3.43%, commencing December 1, 2006 through January 2036. The debt was issued under SJG’s medium-term note program. An additional $115.0 million of medium-term notes remain available for issuance under that program.

We estimated the fair values of SJI's long-term debt, including current maturities, as of December 31, 2006 and 2005, to be $381.1 million and $334.3 million, respectively. Carrying amounts as of December 31, 2006 and 2005, were $360.4 million and $321.4 million, respectively. We based the estimates on interest rates available to SJI at the end of each year for debt with similar terms and maturities. SJI retires debt when it is cost effective as permitted by the debt agreements.

OTHER FINANCIAL INSTRUMENTS — The carrying amounts of SJI's other financial instruments approximate their fair values at December 31, 2006 and 2005.

7. SEGMENTS OF BUSINESS:

SJI operates in several different operating segments. Gas Utility Operations (SJG) consists primarily of natural gas distribution to residential, commercial and industrial customers. Wholesale Gas Operations include SJRG’s activities. SJE is involved in both retail gas and retail electric activities. Retail Gas and Other Operations include natural gas acquisition and transportation service business lines. Retail Electric Operations consist of electricity acquisition and transportation to commercial and industrial customers. On-Site Energy Production consists of Marina’s thermal energy facility and other energy-related projects. Appliance Service Operations includes SJESP’s servicing of appliances via the sale of appliance service programs as well as on a time and materials basis, and the installation of residential and small commercial HVAC systems. The appliance service business operated within SJG until September 1, 2004 (See Note 9).

SJI - 52

Information about SJI's operations in different operating segments is presented below (in thousands):

	2006	2005	2004
Operating Revenues:
Gas Utility Operations	$642,671	$587,212	$502,465
Wholesale Gas Operations	78,060	14,388	18,399
Retail Gas and Other Operations	163,064	204,699	211,295
Retail Electric Operations	50,732	75,779	72,852
On-Site Energy Production	32,264	30,846	23,682
Appliance Service Operations	15,730	14,870	12,733
Corporate & Services	12,886	2,788	2,491
Subtotal	995,407	930,582	843,917
Intersegment Sales	(63,979)	(24,566)	(24,501)
Total Operating Revenues	$931,428	$906,016	$819,416

Operating Income:
Gas Utility Operations	$81,208	$77,676	$70,455
Wholesale Gas Operations	53,014	(3,287)	5,740
Retail Gas and Other Operations	(3,685)	1,511	7,366
Retail Electric Operations	4,231	602	1,612
On-Site Energy Production	7,901	8,785	5,756
Appliance Service Operations	2,554	2,896	1,780
Corporate and Services	579	(1,365)	(1,630)
Total Operating Income	$145,802	$86,818	$91,079

Depreciation and Amortization:
Gas Utility Operations	$28,140	$24,717	$25,831
Wholesale Gas Operations	11	15	15
Retail Gas and Other Operations	9	10	11
On-Site Energy Production	2,262	1,817	1,680
Appliance Service Operations	237	182	81
Corporate and Services	175	101	102
Total Depreciation and Amortization	$30,834	$26,842	$27,720

Property Additions:
Gas Utility Operations	$55,510	$74,873	$68,656
Wholesale Gas Operations	557	2	15
Retail Gas and Other Operations	8	151	90
On-Site Energy Production	10,731	23,149	5,314
Appliance Service Operations	313	315	97
Corporate and Services	491	-	-
Total Property Additions	$67,610	$98,490	$74,172

Identifiable Assets:
Gas Utility Operations	$1,228,076	$1,167,398
Wholesale Gas Operations	181,257	124,922
Retail Gas and Other Operations	48,998	50,880
Retail Electric Operations	4,537	7,751
On-Site Energy Production	121,498	105,822
Appliance Service Operations	14,147	13,624
Discontinued Operations	415	408
Subtotal	1,598,928	1,470,805
Corporate and Services	109,201	70,379
Intersegment Assets	(135,097)	(99,472)
Total Identifiable Assets	$1,573,032	$1,441,712

SJI - 53

8. OPERATING LEASES:

In accordance with GAAP, the Company is considered to be the lessor of certain thermal energy generating property and equipment under an operating lease which expires in July 2026. As of December 31, 2006 and 2005 the carrying costs of this property and equipment under operating leases was $79.2 million and $76.2 million, respectively, (net of accumulated depreciation of $5.7 million and $3.8 million, respectively) and is included in Nonutility Property and Equipment in the consolidated balance sheets.

Minimum future rentals to be received on non-cancelable leases as of December 31, 2006 for each of the next five years and in the aggregate are (in thousands):

Year ended December 31,
2007	$4,618
2008	4,618
2009	4,618
2010	4,618
2011	4,618
Thereafter	66,961
Total minimum future rentals	$90,051

Minimum future rentals do not include additional amounts to be received based on actual use of the leased property.

9. RATES AND REGULATORY ACTIONS:

BASE RATES — From January 1997 through July 2004, SJG’s rate structure was based on a 9.62% rate of return on rate base that included an 11.25% return on common equity. Rate base is established by the BPU and refers to the investment in property used and useful in public service upon which a utility is permitted to earn a specified rate of return. This rate structure provided for the recovery of cost of service, including deferred costs, through base rates. Additionally, SJG was authorized to keep 100% of pre-tax margins generated by interruptible and off-system sales and transportation up to the threshold level of $7.8 million. The next $750,000 was credited to customers through the BGSS clause and thereafter, SJG kept 20% of the pre-tax margins.

On July 7, 2004, the BPU granted SJG a base rate increase of $20.0 million, which was predicated in part upon a 7.97% rate of return on rate base that included a 10.0% return on common equity. The increase was effective July 8, 2004, and designed to provide an incremental $8.5 million on an annualized basis to net income. SJG was also permitted to recover regulatory assets contained in its petition and to reduce its composite depreciation rate from 2.9% to 2.4%. Included in the base rate increase was also a change to the sharing of pre-tax margins on interruptible, off-system sales and transportation. The $7.8 million threshold and provision for a $750,000 credit to customers were eliminated and, as a result, the sharing of pre-tax margins began from dollar one, with SJG retaining 20% through June 30, 2006. Effective July 1, 2006, the 20% retained by SJG decreased to 15% of such margins.

As part of the overall settlement effective July 8, 2004, SJG provided customers with a $38.9 million revenue reduction, more than offsetting the cost of the base rate increase awarded to SJG. This reduction was provided to customers through the reduction and elimination of rates associated with SJG’s various clauses where SJG was either no longer incurring or had already recovered the specific costs that these clauses were designed to recover. Under those clauses, costs incurred by SJG were billed to customers on a dollar-for-dollar basis and therefore the reductions did not negatively impact SJG’s net income.

RATE MECHANISMS — SJG’s tariff, a schedule detailing the terms, conditions and rate information applicable to the various types of natural gas service, as approved by the BPU, has several primary rate mechanisms as discussed in detail below:

SJI - 54

Basic Gas Supply Service (BGSS) Clause — The BGSS price structure was approved by the BPU in January 2003, and allows SJG to recover all prudently incurred gas costs. BGSS charges to customers can be either periodic or monthly. Monthly BGSS charges are applicable to large use customers and are referred to as monthly because the rate changes on a monthly basis pursuant to BPU-approved formula based on commodity market prices. Periodic BGSS charges are applicable to lower usage customers, which include all of SJG’s residential customers, and are evaluated at least annually by the BPU. However, to some extent, more frequent rate changes to the periodic BGSS are allowed. SJG collects gas costs from customers on a forecasted basis and defers periodic over/underrecoveries to the following BGSS year, which runs from October 1 though September 30. If SJG is in a net cumulative undercollected position, gas costs deferrals are reflected on the balance sheet as a regulatory asset. If SJG is in a net cumulative overcollected position, amounts due back to customers are reflected on the balance sheet as a regulatory liability. SJG pays interest on net overcollected BGSS balances at the rate of return utilized by the BPU to set rates in the last base rate proceeding, which decreased from 9.62% to 7.97% effective July 8, 2004, pursuant to the base rate settlement.

Regulatory actions regarding the BGSS were as follows:

•
February 2004 - SJG filed notice with the BPU to reduce its gas cost revenues by approximately $5.0 million, via a rate reduction, in addition to providing for a $21.8 million bill credit to customers.

•	March 2004 - Both the rate reduction and bill credit were approved and implemented.
•	June 2004 - SJG made its periodic BGSS filing with the BPU requesting a $4.9 million increase in gas cost recoveries.
•	October 2004 - The increase in gas cost recoveries requested in June 2004 was approved on a provisional basis.
•	February 2005 - SJG filed notice with the BPU to provide for an $11.4 million bill credit to customers.
•	March 2005 - The bill credit was approved and implemented.
•	June 2005 - SJG made its periodic BGSS filing with the BPU requesting a $17.1 million, or 6.3%, increase in gas cost recoveries in response to increasing wholesale gas costs.
•	August 2005 - The BPU approved SJG’s requested June 2005 increase, effective September 1, 2005, on an interim basis.
•
November 2005 - SJG filed a BGSS Motion for Emergent Rate Relief in conjunction with the other natural gas utilities in New Jersey. This filing was necessary due to substantial increases in wholesale natural gas prices across the country. SJG requested a $103.2 million increase.

•	December 2005 - The BPU approved an $85.7 million increase to SJG’s rates, effective December 15, 2005.
•
March 2006 - The BPU approved a global settlement, effective April 1, 2006, which among other items, fully resolved SJG’s 2004-2005 BGSS filing and certain issues in the 2005-2006 BGSS filing. The net impact of the global settlement was a $4.4 million reduction to annual revenues; however, this reduction had no impact on net income as there was a corresponding reduction in expense. In addition, a pilot storage incentive program was approved. This program began during the second quarter of 2006 and will continue for three summer injection periods through 2008. It is designed to provide SJG with the opportunity to achieve BGSS price reductions and additional price stability. It will also provide SJG with an opportunity to share in storage-related gains and losses, with 20% being retained by SJG, and 80% being credited to customers. Total storage-related gains for 2006 were $1.6 million.

•
June 2006 - SJG made its periodic BGSS filing with the BPU requesting a $19.7 million, or 4.4% decrease in gas cost recoveries in response to decreasing wholesale gas costs, an $11.5 million benefit derived from the release of a storage facility, and the liquidation of some low-cost base gas made available during the second quarter.

•
September 2006 - The BPU approved a $38.7 million, or 8.6%, annual decrease in gas cost recoveries due to the continuing decrease in wholesale gas costs subsequent to SJG’s June 2006 filing, an agreement to utilize gas from a released storage facility for the upcoming winter, and a credit to gas costs for previously overcollected state taxes.

SJI - 55

Temperature Adjustment Clause (TAC) - The TAC provided stability to SJG’s earnings by normalizing the impact of colder-than-normal and warmer-than-normal weather through September 30, 2006, when it was replaced by the Conservation Incentive Program. Each TAC year began October 1 and ended May 31 of the subsequent year. SJG recorded the earnings impact of TAC adjustments as incurred on a monthly basis during the TAC year. Subsequent to each TAC year, SJG made a filing with the BPU requesting the return or recovery of amounts recorded under the TAC. BPU approved cash inflows or outflows generally did not begin until the next TAC year. TAC adjustments affected revenue, earnings and cash flows since colder than normal weather generated credits to customers, while warmer-than-normal weather resulted in additional charges to customers. As of December 31, 2006 and 2005, our consolidated balance sheets include a TAC receivable of $9.0 million and $1.0 million, respectively, under the caption Regulatory Assets.

Regulatory actions regarding the TAC were as follows:

•
November 2005 - SJG made an annual TAC filing, requesting a $1.0 million increase in annual revenues, to recover the cash related to the net TAC deficiency resulting from warmer-than-normal weather for the 2003-2004 winter, partially offset by colder-than-normal weather for the 2004-2005 winter.

•	March 2006 - The BPU approved a global settlement, effective April 1, 2006, fully resolving SJG’s 2003-2004 TAC filing.
•	October 1, 2006 - The TAC was replaced by the Conservation Incentive Program (CIP).
•	October 2006 - SJG made its annual TAC filing, requesting recovery of an $8.3 million net deficiency associated with weather being 12.5% warmer than normal for the TAC year ended May 31, 2006.

Conservation Incentive Program (CIP) - In December 2005, SJG made a filing to implement a Conservation and Usage Adjustment (CUA) Clause. The primary purpose of the CUA is to promote conservation efforts, without negatively impacting financial stability and to base SJG’s profit margin on the number of customers rather than the amount of natural gas distributed to customers. In October 2006, the BPU approved the CUA as a three year pilot program and renamed it the Conservation Incentive Program. Each CIP year begins October 1 and ends September 30 of the subsequent year. On a monthly basis during the CIP year, SJG records adjustments to earnings based on weather and customer usage factors, as incurred. Subsequent to each year, SJG will make filings with the BPU to review and approve amounts recorded under the CIP. BPU approved cash inflows or outflows generally will not begin until the next CIP year.

Societal Benefits Clause (SBC) - The SBC allows SJG to recover costs related to several BPU-mandated programs. Within the SBC are a Remediation Adjustment Clause (RAC), a New Jersey Clean Energy Program (NJCEP), a Universal Service Fund (USF) program and a Consumer Education Program (CEP).

Regulatory actions regarding the SBC, with the exception of USF which requires separate regulatory filings, were as follows:

•	September 2004 - SJG filed for a $2.6 million reduction to the annual SBC recovery level.
•	November 2005 - SJG made the annual SBC filing, requesting a $6.1 million reduction in annual recoveries.
•	March 2006 - As part of the global settlement discussed under BGSS above, the September 2004 SBC filing was fully resolved effective April 1, 2006.
•	October 2006 - SJG made the annual SBC filing, superseding the 2005 SBC filing, requesting a $0.4 million reduction in annual SBC recoveries.

Remediation Adjustment Clause (RAC) - The RAC recovers environmental remediation costs of 12 former gas manufacturing plants (See Note 14). The BPU allows SJG to recover such costs over seven year amortization periods. The net between the amounts actually spent and amounts recovered from customers is recorded as a regulatory asset, Environmental Remediation Cost Expended - Net. Note that RAC activity affects revenue and cash flows but does not directly affect earnings because of the cost recovery over seven year amortization periods. As of December 31, 2006, SJG reflected the unamortized remediation costs of $17.7 million on the consolidated balance sheet under Regulatory Assets (See Note 10). Since implementing the RAC in 1992, SJG has recovered $45.1 million through rates.

SJI - 56

New Jersey Clean Energy Program (NJCEP) - This mechanism recovers costs associated with SJG’s energy efficiency and renewable energy programs. In December 2004, the BPU approved the statewide funding of the NJCEP of $745.0 million for the years 2005 through 2008. Of this amount, SJG will be responsible for approximately $25.4 million over the four-year period. Amounts not yet expended have been included in the Contractual Cash Obligations table included in Note 14. NJCEP adjustments affect revenue and cash flows but do not directly affect earnings as related costs are deferred and recovered through rates on an on-going basis.

Universal Service Fund (USF) - The USF is a statewide program through which funds for the USF and Lifeline Credit and Tenants Assistance Programs are collected from customers of all New Jersey electric and gas utilities. In June 2004, the BPU approved the statewide budget of $113.0 million for all the state’s electric and gas utilities and the increased rates were implemented effective July 1, 2004, resulting in a $3.9 million increase to the annual USF recoveries. USF adjustments affect revenue and cash flows but do not directly affect earnings as related costs are deferred and recovered through rates on an on-going basis.

Separate regulatory actions regarding the USF were as follows:

•
April 2005 - SJG made the annual USF filing, along with the state’s other electric and gas utilities, proposing no rate change to the statewide program. This rate proposal was approved by the BPU in June 2005.

•
July 2006 - SJG made the annual USF filing, along with the state’s other electric and gas utilities, proposing to increase annual statewide gas revenues to $115.3 million, an increase of $68.5 million. This rate proposal was approved by the BPU in October 2006, on an interim basis and will increase our annual revenues by $7.7 million. The revised rates are effective from November, 1, 2006 through September 30, 2007.

Consumer Education Program (CEP) - The CEP recovers costs associated with providing education to the public concerning customer choice. CEP adjustments affect revenue and cash flows but do not directly affect earnings as related costs were deferred and recovered on an on-going basis. SJG’s CEP recovery rate was reduced to zero in April 2006.

Other Regulatory Matters -

Unbundling - Effective January 10, 2000, the BPU approved full unbundling of SJG’s system. This allows all natural gas consumers to select their natural gas commodity supplier. As of December 31, 2006, 19,824 of SJG’s residential customers were purchasing their gas commodity from someone other than SJG. Customers choosing to purchase natural gas from providers other than the utility are charged for the cost of gas by the marketer. The resulting decrease in utility revenues is offset by a corresponding decrease in gas costs. While customer choice can reduce utility revenues, it does not negatively affect SJG’s net income or financial condition. The BPU continues to allow for full recovery of prudently incurred natural gas costs through the BGSS. Unbundling did not change the fact that SJG still recovers cost of service, including certain deferred costs, through base rates.

Appliance Service Business - On July 23, 2004, the BPU approved SJG’s petition and related agreements to transfer the appliance service business. In anticipation of this transfer, SJI had formed South Jersey Energy Service Plus, LLC (SJESP), to perform appliance repair services after BPU approval of the transfer. SJESP purchased certain assets and assumed certain liabilities required to perform such repair services from SJG for the net book value of $1.2 million on September 1, 2004. The agreements also called for SJESP to pay SJG an additional $1.5 million for certain intangible assets. This $1.5 million was credited by SJG to customers through the RAC and had no earnings impact. The transfer has no effect on the provision of safety-related or emergency-related services to the public since the transferred services included only non-safety related, competitive appliance services.

SJI - 57

Pipeline Integrity - In October 2005, SJG, along with the three other natural gas distribution companies in New Jersey, filed a petition with the BPU to implement a Pipeline Integrity Management Tracker (Tracker). The purpose of the Tracker is to recover costs to be incurred by SJG as a result of new federal regulations, which are aimed at enhancing public safety and reliability. The regulations require that utilities use a comprehensive analysis to assess, evaluate, repair and validate the integrity of certain transmission lines in the event of a leak or failure. The New Jersey utilities are requesting approval of the Tracker since the new regulations will result in ongoing incremental costs. A large portion of these incremental costs are dependent upon overall assessment results and, therefore, cannot be specifically predicted at this time. As of December 31, 2006, costs incurred under this program totaled $0.4 million and are included in Other Regulatory Assets (see Note 10).

Filings and petitions described above are still pending unless otherwise indicated.

10. REGULATORY ASSETS & REGULATORY LIABILITIES:

The discussion under Note 9, Rates and Regulatory Actions, is integral to the following explanations of specific regulatory assets and liabilities.

Regulatory Assets at December 31 consisted of the following items (in thousands):

	2006	2005
Environmental Remediation Costs:
Expended - Net	$17,743	$9,350
Liability for Future Expenditures	67,905	56,717
Income Taxes-Flowthrough Depreciation	4,685	5,663
Deferred Asset Retirement Obligation Costs	21,009	19,986
Deferred Fuel Costs - Net	19,698	21,237
Deferred Pension and Other Postretirement Benefit Costs	39,359	2,646
Temperature Adjustment Clause Receivable	8,996	1,003
Conservation Incentive Program Receivable	7,747	-
Societal Benefit Costs Receivable	6,912	2,691
Premium for Early Retirement of Debt	1,532	1,694
Other Regulatory Assets	1,376	1,499
	$196,962	$122,486

Except where noted below, all regulatory assets are or will be recovered through utility rate charges as detailed in the following discussion. SJG is currently permitted to recover interest on Environmental Remediation Costs and Societal Benefit Costs while the other assets are being recovered without a return on investment.

Environmental Remediation Costs - SJG has two regulatory assets associated with environmental costs related to the cleanup of 12 sites where SJG or their predecessors previously operated gas manufacturing plants. The first asset, Environmental Remediation Cost: Expended - Net, represents what was actually spent to clean up the sites, less recoveries through the RAC and insurance carriers. These costs meet the deferral requirements of FASB Statement No. 71 as the BPU allows SJG to recover such expenditures through the RAC. The other asset, Environmental Remediation Cost: Liability for Future Expenditures, relates to estimated future expenditures required to complete the remediation of these sites as determined under the guidance of FASB Statement No. 5, "Accounting for Contingencies." SJG recorded this estimated amount as a regulatory asset under Statement No. 71, with the corresponding current and noncurrent liabilities reflected on the consolidated balance sheets under the captions Current Liabilities and Deferred Credits and Other Noncurrent Liabilities. The BPU allows SJG to recover the deferred costs over seven-year periods after they are spent.

SJI - 58

Income Taxes - Flowthrough Depreciation - This regulatory asset was created upon the adoption of FASB Statement No. 109, "Accounting for Income Taxes,” in 1993. The amount represents unamortized excess tax depreciation over book depreciation on utility plant because of temporary differences for which, prior to Statement No. 109, deferred taxes previously were not provided. SJG previously passed these tax benefits through to ratepayers and are recovering the amortization of the regulatory asset through rates until 2011.

Deferred Asset Retirement Obligation Costs - This regulatory asset was created with the adoption of FASB Interpretation No. 47, “Accounting for Conditional Asset Retirements Obligations” (FIN 47), in 2005. FIN 47 resulted in the recording of asset retirement obligations (ARO’s) and additional utility plant, primarily related to a legal obligation SJG has for certain safety requirements upon the retirement of its gas distribution and transmission system. SJG recovers asset retirement costs through rates charged to customers. All related accumulated accretion and depreciation amounts for these ARO’s represent timing differences in the recognition of retirement costs that SJG is currently recovering in rates and, as such, SJG is deferring such differences as regulatory assets under FASB Statement No. 71.

Deferred Fuel Costs - Net - Over/under collections of gas costs are monitored through the BGSS mechanism. Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability. Derivative contracts used to hedge SJG’s natural gas purchases are also included in the BGSS, subject to BPU approval. See detailed discussion under Derivative Instruments in Note 1.

Deferred Pension and Other Postretirement Benefit Costs - The BPU authorized SJG to recover costs related to postretirement benefits under the accrual method of accounting consistent with FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SJG deferred amounts accrued prior to that authorization and are amortizing them as allowed by the BPU over 15 years through 2012. The unamortized balance was $2.3 million at December 31, 2006. Upon the adoption of FASB Statement No. 158 in 2006, SJG’s regulatory asset was increased by $37.1 million representing the recognition of underfunded positions of SJG’s pension and other postretirement benefit plans (See Note 11).

Temperature Adjustment Clause Receivable - As discussed in Note 9, the net income impact of the TAC was recorded as an adjustment to earnings as incurred. The recovery (or credit) generally did not begin until the next TAC year. As a result, there was a timing difference that resulted in a regulatory asset or liability. SJG was in a net under-recovered position as of both December 31, 2006 and 2005. The TAC receivable increased substantially as a result of the unseasonably warm 2005-2006 winter season.

Conservation Incentive Program Receivable - Similar to the TAC, the impact of the CIP is recorded as an adjustment to earnings as incurred. Cash recovery under the CIP will not begin until after the first CIP year ends on October 31, 2007.

Societal Benefit Costs Receivable - At both December 31, 2006 and 2005, this regulatory asset primarily represents cumulative costs less recoveries under the USF program. The receivable increased substantially from 2005 as a result of slowed recoveries as sales dropped due to unseasonably warm weather experienced during 2006.

Premium for Early Retirement of Debt - This regulatory asset represents unamortized debt issuance costs related to long-term debt refinancings in 2005 and 2004 and a $184,500 call premium associated with the retirement of SJG’s 8.6% unsecured debenture notes in February 2005. Unamortized debt issuance costs are being amortized over the term of the new debt issue pursuant to regulatory approval by the BPU. The call premium is expected to be approved for recovery through future rate proceedings.

Other Regulatory Assets - Some of the assets included in Other Regulatory Assets are currently being recovered from ratepayers as approved by the BPU. Management believes the remaining deferred costs are probable of recovery from ratepayers through future utility rates.

Regulatory Liabilities at December 31 consisted of the following items (in thousands):

	2006	2005
Excess Plant Removal Costs	$$48,377	$$48,071
Overcollected State Taxes	-	4,025
Other	2,420	1,906

Total Regulatory Liabilities	$$50,797	$$54,002

SJI - 59

Excess Plant Removal Costs represent amounts accrued in excess of actual utility plant removal costs incurred to date, which SJG has an obligation to either expend or return to ratepayers in future periods. Overcollected State Taxes were credited to the BGSS clause and returned to customers as a condition of the CIP settlement (See Note 9). All other regulatory liabilities are subject to being returned to ratepayers in future rate proceedings.

11. PENSION AND OTHER POSTRETIREMENT BENEFITS:

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The new statement requires a calendar year-end company with publicly traded equity securities that sponsors a postretirement benefit plan to fully recognize, as an asset or liability, the overfunded or underfunded status of its benefit plans in its 2006 year-end balance sheet and recognize changes in the funded status in the year in which the changes occur. Changes in funded status are generally reported in Other Comprehensive Loss; however, since SJG recovers all prudently incurred pension and postretirement benefit costs from its ratepayers, a significant portion of the charges resulting from the recording of additional liabilities under this statement are reported as regulatory assets (See Note 10).

The incremental effect of applying FASB Statement No. 158 on individual line items in the Consolidated Balance Sheet at December 31, 2006 are as follows (in Thousands):

	Before Application of Statement 158	Adjustments	After Application of Statement 158

Regulatory Assets	$159,871	$37,091	$196,962
Prepaid Pension	27,759	(27,759)	-
Total Assets	$187,630	$9,332	$196,962

Deferred Income Taxes - Net	$190,131	$(2,224)	$187,907
Pension and Other Postretirement Benefits (Noncurrent)	18,386	14,776	33,162
Total Liabilities	$208,517	$12,552	$221,069

Common Equity (Accumulated Other Comprehensive Loss)	$(4,571)	$(3,220)	(7,791)
Total Capitalization	$(4,571)	$(3,220)	(7,791)

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

SJI - 60

Net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits			Other Postretirement Benefits
	2006	2005	2004	2006	2005	2004
Service Cost	$3,169	$3,236	$3,041	$931	$907	$1,402
Interest Cost	7,214	6,761	6,289	2,622	2,155	2,412
Expected Return on Plan Assets	(9,237)	(8,569)	(7,094)	(1,791)	(1,597)	(1,402)
Amortizations:
Transition Obligation	-	-	-	-	-	643
Prior Service Cost (Credits)	457	606	570	(355)	(466)	(181)
Actuarial Loss	2,385	2,394	1,858	822	603	314
Net Periodic Benefit Cost	3,988	4,428	4,664	2,229	1,602	3,188
ERIP Cost	-	532	814	-	1,415	160
Capitalized Benefit Costs	(1,574)	(1,823)	(1,474)	(903)	(640)	(991)
Total Net Periodic Benefit Expense	$2,414	$3,137	$4,004	$1,326	$2,377	$2,357

Capitalized benefit costs reflected in the table above relate to SJG’s construction program. The ERIP costs relate to an early retirement plan offered during both 2005 and 2004. Additional monetary incentives not reflected in the table above totaled $0.2 million in 2005 and $0.4 million in 2004, and were funded outside of SJI’s retirement plans.

The estimated costs that will be amortized from Regulatory Assets into net periodic benefit costs in 2007 are as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
Prior Service Costs (Credits)	$240	$(264)
Net Actuarial Loss	$1,066	$648

The estimated costs that will be amortized from Accumulated Other Comprehensive Loss into net periodic benefit costs in 2007 are as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
Prior Service Costs (Credits)	$51	$(84)
Net Actuarial Loss	$818	$32

SJI - 61

A reconciliation of the plans' benefit obligations, fair value of plan assets, funded status and amounts recognized in SJI's consolidated balance sheets follows (in thousands):

			Other Postretirement
	Pension Benefits		Benefits
	2006	2005	2006	2005
Change in Benefit Obligations:
Benefit Obligation at Beginning of Year	$126,680	$119,252	$43,391	$38,484
Service Cost	3,169	3,236	931	907
Interest Cost	7,214	6,761	2,622	2,155
Plan Amendments	-	-	1,545	-
Actuarial Loss	1,953	2,771	1,745	3,983
Retiree Contributions	-	-	305	299
Benefits Paid	(6,397)	(5,340)	(2,812)	(2,437)
Benefit Obligation at End of Year	$132,619	$126,680	$47,727	$43,391

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$108,529	$100,524	$25,053	$22,310
Actual Return on Plan Assets	14,156	7,618	3,040	1,277
Employer Contributions	778	5,727	3,468	3,604
Retiree Contributions	-	-	305	299
Benefits Paid	(6,397)	(5,340)	(2,812)	(2,437)
Fair Value of Plan Assets at End of Year	$117,066	$108,529	$29,054	$25,053

Funded Status at End of Year:	$(15,553)	$(18,151)	$(18,673)	$(18,338)
Unrecognized Prior Service Cost	-	2,666	-	(3,762)
Unrecognized Net Loss and Other	-	40,303	-	14,599
Amounts Related to Unconsolidated Affiliate	-	(326)	276	191
(Accrued) Prepaid Net Benefit Cost at End of Year	$(15,553)	$24,492	$(18,397)	$(7,310)

Amounts Recognized in the Statement of Financial Position Consist of:
Noncurrent Asset	$-	$30,075	$-	$-
Current Liabilities	(788)	-	-	-
Noncurrent Liabilities	(14,765)	(11,632)	(18,397)	(7,310)
Intangible Asset	-	136	-	-
Accumulated Other Comprehensive Loss (pre-tax)	-	5,913	-	-
Net Amount Recognized at End of Year	$(15,553)	$24,492	$(18,397)	$(7,310)

Amounts Recognized in Regulatory Assets
Consist of:
Prior Service Costs (Credit)	$1,859		$(1,231)
Net Actuarial Loss	23,376		13,087
	$25,235		$11,856

Amounts Recognized in Accumulated Other
Comprehensive Loss Consist of (pre-tax):
Prior Service Costs (Credit)	$339		$(588)
Net Actuarial Loss	11,284		1,064
	$11,623		$476

SJI - 62

The accumulated benefit obligation (ABO) of SJI’s qualified employee pension plans at December 31, 2006 and 2005, was $106.1 million and $99.7 million, respectively. The projected benefit obligation and ABO for SJI’s non-funded SERP, which had accumulated benefits in excess of plan assets, were $13.1 million and $13.0 million, respectively, as of December 31, 2006, and $11.7 million and $11.6 million, respectively, as of December 31, 2005. The SERP is reflected in the tables above and has no assets.

At December 31, 2006 and 2005, SJI had recorded additional minimum pension obligations of $6.7 million and $6.0 million, related to the SERP, with a corresponding amount recorded to Accumulated Other Comprehensive Loss.

The net changes included in Accumulated Other Comprehensive Loss due to the increase in the minimum pension obligation related to the SERP were $(0.4) million, $0.4 million and $(1.1) million for the years ended December 31, 2006, 2005 and 2004, respectively.

The weighted-average assumptions used to determine benefit obligations at December 31 were:

			Other
			Postretirement
	Pension Benefits		Benefits
	2006	2005	2006	2005
Discount Rate	6.04%	5.84%	6.04%	5.84%
Rate of Compensation Increase	3.60%	3.60%	-	-

The weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 were:

				Other Postretirement
	Pension Benefits			Benefits
	2006	2005	2004	2006	2005	2004
Discount Rate	5.84%	5.75%	6.25%	5.84%	5.75%	6.25%
Expected Long-Term Return on Plan Assets	8.75%	8.75%	8.75%	7.25%	7.25%	7.25%
Rate of Compensation Increase	3.60%	3.60%	3.60%	-	-	-

The discount rates used to determine the benefit obligations at December 31, 2006 and 2005, which are used to determine the net periodic benefit cost for the subsequent year, were based on a portfolio model of high-quality instruments with maturities that match the expected benefit payments under our pension and other postretirement benefit plans. Prior to those years, SJI used the Moody’s Aa industrial bond index yield at each respective year end. We believe that the new method better reflects the rate at which the benefit obligations could be effectively settled.

The expected long-term return on plan assets was based on return projections prepared by our investment manager using SJI’s current investment mix as described under Plan Assets below.

The Company has also elected to make a change in its mortality table from the 1983 GAM to the RP-2000 tables. All obligations as of December 31, 2006 disclosed herein reflect this change.

The assumed health care cost trend rates at December 31 were:

	2006	2005
Post-65 Medical Care Cost Trend Rate Assumed for Next Year	6.67%	7.5%
Pre-65 Medical Care Cost Trend Rate Assumed for Next Year	9.0%	11.0%
Dental Care Cost Trend Rate Assumed for Next Year	6.67%	7.5%
Rate to which Cost Trend Rates are Assumed to Decline (the Ultimate Trend Rate)	5.0%	5.0%
Year that the Rate Reaches the Ultimate Trend Rate	2013	2013

SJI - 63

Assumed health care cost trend rates have a significant effect on the amounts reported for SJI’s postretirement health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease
Effect on the Total of Service and Interest Cost	$148	$(131)
Effect on Postretirement Benefit Obligation	$2,397	$(2,115)

PLAN ASSETS — SJI’s weighted-average asset allocations at December 31, 2006 and 2005, by asset category are as follows:

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
Asset Category:
U.S. Equity Securities	51%	50%	48%	48%
International Equity Securities	16	15	17	16
Fixed Income	33	35	35	36
Total	100%	100%	100%	100%

Based on the investment objectives and risk tolerances stated in SJI’s current pension and other postretirement benefit plans’ investment policy and guidelines, the long-term asset mix target considered appropriate for SJI is within the range of 58% to 68% equity and 32% to 42% fixed-income investments. Historical performance results and future expectations suggest that equities will provide higher total investment returns than fixed-income securities over a long-term investment horizon.

The policy recognizes that risk and volatility are present to some degree with all types of investments. We seek to avoid high levels of risk at the total fund level through diversification by asset class, style of manager, and sector and industry limits. Specifically prohibited investments include, but are not limited to, venture capital, margin trading, commodities and securities of companies with less than $250.0 million capitalization (except in the small-cap portion of the fund where capitalization levels as low as $50.0 million are permissible). These restrictions are only applicable to individual investment managers with separately managed portfolios and do not apply to mutual funds or commingled trusts.

FUTURE BENEFIT PAYMENTS — The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years (in thousands):

	Pension Benefits	Other Postretirement Benefits
2007	$6,755	$3,109
2008	6,812	3,280
2009	6,859	3,411
2010	6,993	3,625
2011	7,174	3,731
2012-2016	42,008	18,529

SJI - 64

CONTRIBUTIONS — SJI does not expect to make any contributions to its employee pension plan in 2007; however, changes in future investment performance and discount rates may ultimately result in a contribution. Payments related to the unfunded SERP plan are expected to approximate $0.8 million in 2007. SJG has a regulatory obligation to contribute approximately $3.6 million annually to its other postretirement benefit plans’ trusts, less costs incurred directly by the Company.

DEFINED CONTRIBUTION PLAN — SJI offers an Employees’ Retirement Savings Plan (Savings Plan) to eligible employees. SJI matches 50% of participants’ contributions up to 6% of base compensation. For newly hired employees who are not eligible for participation in SJI’s defined benefit pension plan, we match 50% of participants’ contributions up to 8% of base compensation. Employees not eligible for the pension plans also receive a year-end contribution of $500 if fewer than 10 years of service or $1,000 if 10 or more years of service. The amount expensed and contributed for the matching provision of the Savings Plan approximated $1.0 million in each of the years 2006, 2005 and 2004.

12. RETAINED EARNINGS:

SJG is restricted as to the amount of cash dividends or other distributions that may be paid on its common stock by an order issued by the BPU in July 2004 that granted SJG an increase in base rates. Per the order, SJG is required to maintain total common equity of no less than $289.2 million. SJG’s total common equity balance was $360.4 million at December 31, 2006.

Various loan agreements also contain potential restrictions regarding the amount of cash dividends or other distributions that SJG may pay on its common stock. As of December 31, 2006, these loan restrictions did not affect the amount that may be distributed from either SJG’s or SJI’s retained earnings.

13. UNUSED LINES OF CREDIT:

Bank credit available to SJI totaled $406.0 million at December 31, 2006, of which $194.6 million, inclusive of $66.1 million of letters of credit, was used. Those bank facilities consist of a $100.0 million revolving credit facility and $76.0 million of uncommitted bank lines available to SJG; and a $200.0 million revolving credit facility and $30.0 million of uncommitted bank lines available to SJI. The revolving credit facilities expire in August 2011 and contain one financial covenant regarding the ratio of total debt to total capitalization, measured on a quarterly basis. SJI and SJG were in compliance with this covenant as of December 31, 2006. Borrowings under these credit facilities are at market rates. The average borrowing cost, which changes daily, was 5.76%, 4.96% and 3.02% at December 31, 2006, 2005 and 2004, respectively.

14. COMMITMENTS AND CONTINGENCIES:

CONTRACTUAL CASH OBLIGATIONS — The following table summarizes our contractual cash obligations and their applicable payment due dates as of December 31, 2006 (in thousands):

		Up to	Years	Years	More than
Contractual Cash Obligations	Total	1 Year	2 & 3	4 & 5	5 Years

Long-Term Debt	$360,391	$2,369	$218	$35,306	$322,498
Interest on Long-Term Debt	298,515	20,117	40,028	39,388	198,982
Operating Leases	2,774	696	980	600	498
Construction Obligations	9,015	9,015	-	-	-
Commodity Supply Purchase Obligations	670,685	423,922	166,298	21,725	58,740
New Jersey Clean Energy Program (Note 9)	15,000	7,000	8,000	-	-
Other Purchase Obligations	1,599	677	526	396	-
Total Contractual Cash Obligations	$1,357,979	$463,796	$216,050	$97,415	$580,718

SJI - 65

Interest on Long-Term Debt includes the impact of the related interest rate swap agreements.  Expected environmental remediation costs and asset retirement obligations are not included in the table above as the total obligation cannot be calculated due to the subjective nature of such costs and timing of anticipated payments. Additionally, future pension contributions are not included in the table as contributions vary from year-to-year based on investment performance and discount rates. SJG’s regulatory obligation to contribute to its other postretirement benefit plans’ trusts, as discussed in Note 11, is not included as the duration is indefinite.

GAS SUPPLY CONTRACTS — In the normal course of business, SJG has entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The earliest that any of these contracts expire is October 2007. The transportation and storage service agreements between SJG and its interstate pipeline suppliers were made under FERC approved tariffs. SJG's cumulative obligation for demand charges and reservation fees paid to suppliers for these services is approximately $4.7 million per month and is recovered on a current basis through the BGSS.

PENDING LITIGATION — SJI is subject to claims arising in the ordinary course of business and other legal proceedings. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges. SJI has been named in, among other actions, certain product liability claims related to our former sand mining subsidiary. Management does not currently anticipate the disposition of any known claims to have a material adverse effect on SJI’s financial position, results of operations or liquidity.

COLLECTIVE BARGAINING AGREEMENTS — Unionized personnel represent 59% of our workforce at December 31, 2006 and operate under agreements that run through at least January 2008.

PARENTAL GUARANTEES — As of December 31, 2006, SJI had issued $305.7 million of parental guarantees on behalf of its subsidiaries. Of this total, $247.0 million expire within one year, and $58.7 million have no expiration date. These guarantees were issued to guarantee payment to third parties with whom our subsidiaries have commodity supply contracts and for Marina’s construction and operating activities. As of December 31, 2006, these guarantees support future firm commitments and $43.3 million of the Accounts Payable recorded on our consolidated balance sheet.

STANDBY LETTERS OF CREDIT — As of December 31, 2006, SJI provided $65.1 million of standby letters of credit through SJI’s revolving credit facility. Letters of credit in the amount of $62.3 million support the variable-rate demand bonds issued through the NJEDA to finance Marina’s thermal plant project. SJI has five additional letters of credit outstanding totaling $2.8 million, two of which were posted to different utilities and one was posted to the PJM Interconnection to enable SJE to market retail electricity. The remaining two letters were posted for various construction activities.

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

SJI successfully entered into settlements with all of its historic comprehensive general liability carriers regarding the environmental remediation expenditures at the SJG sites. Also, SJG purchased a Cleanup Cost Cap Insurance Policy limiting the amount of remediation expenditures that SJG will be required to make at 11 of its sites. This policy will be in force until 2024 at 10 sites and until 2029 at one site. The future cost estimates discussed hereafter are not reduced by projected insurance recoveries from the Cleanup Cost Cap Insurance Policy. The policy is limited to an aggregate amount of $50.0 million, of which SJG has recovered $9.0 million through December 31, 2006.

SJI - 66

Since the early 1980s, SJI accrued environmental remediation costs of $186.1 million, of which $114.1 million was spent as of December 31, 2006.

The following table details the amounts expended and accrued for SJI’s environmental remediation during the last two years (in thousands):

	2006	2005
Beginning of Year	$60,654	$54,991
Accruals	22,172	11,791
Expenditures	(9,503)	(6,128)
Insurance Recoveries	(1,493)	-
End of Year	$71,830	$60,654

The balances are segregated between current and noncurrent on the consolidated balance sheets under the captions Current Liabilities and Deferred Credits and Other Noncurrent Liabilities.

Management, with the assistance of consulting firms, estimates that undiscounted future costs to clean up SJG's sites will range from $67.8 million to $239.9 million. Four of SJG’s sites comprise a significant portion of these estimates, ranging from a low of $40.8 million to a high of $141.0 million. SJG recorded the lower end of this range, $67.8 million, as a liability because a single reliable estimation point is not feasible due to the amount of uncertainty involved in the nature of projected remediation efforts and the long period over which remediation efforts will continue. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements. Significant risks surrounding these estimates include unforeseen market price increases for remedial services, property owner acceptance of remedy selection, regulatory approval of selected remedy and remedial investigative findings.

The remediation efforts at SJG’s four most significant sites include the following:

Site 1 - A remedial action work plan is being prepared and will be submitted to the New Jersey Department of Environmental Protection (NJDEP) for approval. Remaining steps to remediate include regulatory approval and remedy implementation for impacted soil, groundwater, and river sediments as well as acceptance of the selected remedy by affected property owners.

Site 2 - Various remedial investigation and action activities, such as completed and approved interim remedial measures and conceptual remedy selection, are ongoing at this site. Remaining steps to remediate include remedy selection, regulatory approval, and implementation for the remaining impacted soil, groundwater, and stream sediments as well as acceptance of the selected remedy by affected property owners.

Site 3 - Remedial investigative activities are ongoing at this site. Remaining steps to remediate include completing the remedial investigation of impacted soil and groundwater in preparation for selecting the appropriate action and implementation and gaining regulatory and property owner approval of the selected remedy.

Site 4 - Remedial action activities are planned at this site. Remaining steps to remediate include implementation of the NJDEP approved Remedial Action Work Plan of impacted soil and groundwater.

The estimate for Site 4 increased by $16 million to reflect the actual environmental remediation bids received to perform the remediation alternative the Company selected and the NJDEP approved. At one other site not specifically discussed above, the estimate was increased by $6 million to reflect the impact of the bids received at Site 4 since the same remediation alternative is currently proposed for this site.

With Morie's sale, EMI assumed responsibility for environmental liabilities estimated between $2.7 million and $8.8 million. The information available on these sites is sufficient only to establish a range of probable liability and no point within the range is more likely than any other. Therefore, EMI has accrued the lower end of the range. Changes in the accrual are included in the statements of consolidated income under Loss from Discontinued Operations.

SJI - 67

SJI and SJF estimated their potential exposure for the future remediation of four sites where fuel oil operations existed years ago. Estimates for these sites range from $1.3 million to $5.0 million. We recorded the lower end of this range on the 2006 consolidated balance sheet under Current Liabilities and Deferred Credits and Other Noncurrent Liabilities as of December 31, 2006.

15. PURCHASE OF NATURAL GAS MARKETING ASSETS:

On November 1, 2006, the Company purchased selected natural gas marketing and production assets for $3.2 million. These assets are primarily located in northwestern Pennsylvania and complement the Company’s existing marketing assets by allowing for expansion into Pennsylvania and other states. Approximately $1.0 million of the purchase price was allocated to contracts that will settle during the next year and are recorded in Other Current Assets on the consolidated balance sheets and approximately $0.5 million was allocated to gas production assets. The remaining $1.7 million of the purchase price was allocated to various intangible items that are being amortized over periods ranging from approximately 5 to 20 years and are recorded in Other Noncurrent Assets. The amount of goodwill recorded was not significant. The Company is also obligated to pay additional amounts to the seller in the event that earnings generated from these assets through October 2011 exceed agreed upon levels.

16. RESTATEMENT OF FINANCIAL INFORMATION:

In February 2007, and subsequent to the issuance of the Company’s financial statements for the year ended December 31, 2005, management and the audit committee determined that its documentation for selected hedge transactions did not meet the requirements of paragraph 28 of Statement of Financial Accounting Standards  No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) which states that the forecasted transaction being hedged should be described with sufficient specificity so that when the transaction occurs, it is clear whether that transaction is or is not the hedged transaction. The documentation of these hedges did not contain sufficient specificity. Consequently, these hedges do not qualify for hedge accounting treatment.

As a result, we are restating herein our consolidated financial statements as of and for the years ended December 31, 2005 and 2004 to correct the accounting error.

Prior to the restatement, changes in fair value of derivative instruments that were designated as cash flow hedges of forecasted purchases and sales of natural gas were recorded in Accumulated Other Comprehensive Loss until the forecasted transaction was recognized in earnings. Subsequent to the restatement, those changes in fair value of derivative instruments previously designated as cash flow hedges are now recorded in the Company’s statements of consolidated income.

In addition, during the second quarter of 2006, the Company determined that certain realized hedge gains related to natural gas purchases were recorded as an offset to inventory rather than Accumulated Other Comprehensive Loss as of December 31, 2005. The Company did not consider the balance sheet impact of these amounts to be material. During the second quarter of 2006, the Company corrected the classification by increasing Natural Gas in Storage with the offset to Accumulated Other Comprehensive Loss  net of tax as of December 31, 2005. This adjustment is reflected in the “As Previously Reported” amounts seen below. As a result of the elimination of hedge accounting, the amounts recorded in Accumulated Other Comprehensive Loss relating to these items are also included in the restatement.

SJI - 68

EFFECTS OF RESTATEMENT — The following tables set forth the effects of the restatement on affected line items within our previously reported financial statements for the years ended December 31:

	2005		2004
(In thousands except per share amounts)	As Previously Reported	Restated	As Previously Reported	Restated
Statements of Consolidated Income
Operating Revenues - Nonutility	$344,577	$329,611	$324,128	$324,468

Total Operating Revenues	920,982	906,016	819,076	819,416
Operating Income	101,784	86,818	90,739	91,079
Income before Income Taxes	81,453	66,487	71,151	71,491
Income Taxes	(33,767)	(27,619)	(29,079)	(29,218)
Income from Continuing Operations	48,588	39,770	42,973	43,173
Net Income Applicable to Common Stock	47,919	39,101	42,293	42,493
Basic Earnings per Common Share -
Continuing Operations	1.72	1.41	1.57	1.58
Basic Earnings per Common Share	1.70	1.39	1.54	1.55
Diluted Earnings per Common Share -
Continuing Operations	1.71	1.40	1.56	1.56
Diluted Earnings per Common Share	1.69	1.38	1.53	1.53
Statements of Consolidated Cash Flows
Net Income	47,919	39,101	42,293	42,493
Income from Continuing Operations	48,588	39,770	42,973	43,173
Unrealized Loss on Derivatives - Energy Related	1,590	16,557	967	628
Deferred and Noncurrent Income Taxes and Credits - Net	25,179	19,030	14,904	15,043

Statements of Consolidated Capitalization
Accumulated Other Comprehensive Loss	(8,801)	(4,445)
Retained Earnings	134,357	130,001

Consolidated Statements of Changes in Common Equity and Comprehensive Income
Net Income	47,919	39,101	42,293	42,493
Unrealized Gain (Loss) on Derivatives	(15,063)	(2)	3,445	(26)
Reclassification Adjustment for Amounts Included in Net Income	3,783	-	(3,271)	-
Other Comprehensive Income (Loss), Net of Tax	(10,790)	488	(1,095)	(1,295)
Comprehensive Income	37,129	39,589	41,198	41,198

The effect of the restatement on opening Retained Earnings as of January 1, 2004 was a net increase of $4.3 million from Accumulated Other Comprehensive Loss.

SJI - 69

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
South Jersey Industries, Inc.
Folsom, New Jersey

We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of South Jersey Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related statements of consolidated income, changes in common equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of South Jersey Industries, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, in 2006 the Company changed its method of accounting for stock-based compensation to conform to FASB Statement No. 123(R), Share-Based Payment. As discussed in Note 11 to the consolidated financial statements, in 2006 the Company changed its method of accounting for postretirement benefits to conform to FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. Also as discussed in Note 1 to the consolidated financial statements, in 2005 the Company changed its method of accounting for asset retirement obligations to conform to FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations.

As discussed in Note 16, the accompanying 2005 and 2004 consolidated financial statements have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an adverse opinion on the effectiveness of the Company's internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
March 1, 2007

SJI - 70

Supplementary Financial Information
Quarterly Financial Data (Unaudited)
(Summarized quarterly results of SJI's operations, in thousands except for per share amounts)

	2006 Quarter Ended				2005 Quarter Ended

	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
	(As Restated	(As Restated	(As Restated		(As Restated	(As Restated	(As Restated	(As Restated
	See Note 16)	See Note 16)	See Note 16)		See Note 16)	See Note 16)	See Note 16)	See Note 16)

Operating Revenues	$372,611	$153,769	$154,705	$250,343	$328,512	$148,515	$143,600	$285,389

Expenses:
Cost of Sales	284,238	114,048	96,950	180,901	245,116	110,901	122,430	223,049
Operations and Maintenance
Including Fixed Charges	31,780	28,720	31,158	34,025	32,868	28,534	28,167	36,448
Income Taxes (Benefit)	21,486	4,146	10,584	13,467	19,090	2,822	(3,402)	9,109
Energy and Other Taxes	4,731	1,891	1,783	3,072	5,158	2,117	1,733	3,627

Total Expenses	342,235	148,805	140,475	231,465	302,232	144,374	148,928	272,233

Other Income and Expense	527	977	835	1,463	578	160	132	651

Income (Loss) from
Continuing Operations	30,903	5,941	15,065	20,341	26,858	4,301	(5,196)	13,807

Discontinued Operations	(166)	(63)	(149)	(440)	(144)	(182)	(191)	(152)

Net Income (Loss)	$30,737	$5,878	$14,916	$19,901	$26,714	$4,119	$(5,387)	$13,655

Basic Earnings Per Common Share*
(Based on Average Basic
Shares Outstanding):
Continuing Operations	$1.06	$0.20	$0.52	$0.70	$0.97	$0.15	$(0.18)	$0.48
Discontinued Operations	(0.01)	(0.00)	(0.01)	(0.02)	(0.01)	(0.01)	(0.01)	(0.01)

Basic Earnings (Loss) Per Common Share	$1.05	$0.20	$0.51	$0.68	$0.96	$0.14	$(0.19)	$0.47

Average Shares Outstanding - Basic	29,032	29,162	29,225	29,282	27,799	27,953	28,244	28,702

Diluted Earnings Per Common Share*
(Based on Average Diluted
Shares Outstanding):
Continuing Operations	$1.06	$0.20	$0.51	$0.69	$0.96	$0.15	$(0.18)	$0.48
Discontinued Operations	(0.01)	(0.00)	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)

Diluted Earnings (Loss) Per Common Share	$1.05	$0.20	$0.50	$0.68	$0.95	$0.14	$(0.19)	$0.47

Average Shares Outstanding - Diluted	29,100	29,226	29,320	29,396	27,999	28,180	28,459	28,932

*The sum of the quarters for 2006 and 2005 do not equal the year's total due to rounding.
NOTE: Because of the seasonal nature of the business and the volatility from energy related derivatives, statements for the 3-month periods are not indicative of the results for a full year.

SJI - 71

As discussed in Note 16 to the consolidated financial statements, the Company’s financial statements for the years ended December 31, 2005 and 2004 have been restated. The Company has also determined that the matters discussed in Note 16 also affect the first three quarters of 2006. As a result, the Company is restating herein previously reported selected quarterly financial information for the first three quarters of 2006 and for each of the quarters of 2005.

The Company’s quarterly reports for 2006 have also been restated to appropriately reflect costs related to a supply contract, that were previously deferred during those quarters. These amounts have been recognized in Cost of Sales - Nonutility in the restated financial statements.

The following tables set forth the effects of the restatement on the affected line items within our previously reported financial statements for each of the quarters in the years 2006 and 2005:
			Quarter Ending
	September 30, 2006		June 30, 2006		March 31, 2006
	As		As		As
	Previously		Previously		Previously
(In thousands except per share amounts)	Reported	Restated	Reported	Restated	Reported	Restated

Statements of Consolidated Income
Operating Revenues	$ 133,061	$ 154,705	$ 155,532	$ 153,769	$ 364,975	$ 372,611
Cost of Sales	96,614	96,950	113,625	114,048	283,116	284,238
Income Taxes	1,830	10,584	5,044	4,146	18,810	21,486
Total Expenses	131,385	140,475	149,280	148,805	338,437	342,235
Income from Continuing Operations	2,511	15,065	7,229	5,941	27,065	30,903
Net Income Applicable to Common Stock	2,362	14,916	7,166	5,878	26,899	30,737
Basic Earnings per Common Share -
Continuing Operations	0.09	0.52	0.25	0.20	0.93	1.06
Basic Earnings per Common Share	0.08	0.51	0.25	0.20	0.93	1.05
Diluted Earnings per Common Share -
Continuing Operations	0.09	0.51	0.25	0.20	0.93	1.06
Diluted Earnings per Common Share	0.08	0.50	0.25	0.20	0.92	1.05

	Quarter Ending
	December 31, 2005		September 30, 2005		June 30, 2005		March 31, 2005
	As		As		As		As
	Previously		Previously		Previously		Previously
(In thousands except per share amounts)	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated

Statements of Consolidated Income
Operating Revenues	$281,402	$285,389	$156,971	$143,600	$154,039	$148,515	$328,570	$328,512
Income Taxes	7,471	9,109	2,092	(3402)	5,091	2,822	19,114	19,090
Total Expenses	270,595	272,233	154,421	148928	146,644	144,374	302,256	302,232
Income (Loss) from Continuing Operations	11,458	13,807	2,682	(5196)	7,555	4,301	26,892	26,858
Net Income (Loss) Applicable to Common Stock	11,306	13,655	2,491	(5387)	7,373	4,119	26,748	26,714
Basic Earnings per Common Share -
Continuing Operations	0.40	0.48	0.09	(0.18)	0.27	0.15	0.97	0.97
Basic Earnings per Common Share	0.39	0.47	0.09	(0.19)	0.26	0.14	0.96	0.96
Diluted Earnings per Common Share -
Continuing Operations	0.40	0.48	0.09	(0.18)	0.27	0.15	0.96	0.96
Diluted Earnings per Common Share	0.39	0.47	0.09	(0.19)	0.26	0.14	0.96	0.95

SJI - 72

South Jersey Gas Company Comparative Operating Statistics

	2006	2005	2004	2003	2002

Operating Revenues - Utility (Thousands):
Firm Sales -
Residential	$334,201	$252,150	$182,826	$193,725	$174,252
Commercial	99,578	88,321	57,826	58,749	52,300
Industrial	6,590	4,428	5,223	5,635	4,512
Cogeneration & Electric Generation	10,746	17,916	9,496	6,513	9,363
Firm Transportation -
Residential	4,768	25,296	42,375	40,067	23,172
Commercial	12,621	14,043	22,142	22,464	15,958
Industrial	12,599	12,999	15,732	11,500	10,065
Cogeneration & Electric Generation	193	259	323	49	241

Total Firm Revenues	481,296	415,412	335,943	338,702	289,863

Interruptible	1,109	1,498	1,641	1,682	1,142
Interruptible Transportation	1,868	1,898	1,462	1,121	1,567
Off-System	147,180	153,637	151,161	176,555	115,714
Capacity Release & Storage	9,656	12,808	10,157	6,686	5,365
Appliance Service	-	-	6,362	9,596	8,386
Other	1,562	1,960	2,101	2,099	1,989
Intercompany Sales	(40,672)	(10,808)	(13,879)	(40,387)	(31,142)

Total Operating Revenues - Utility	$601,999	$576,405	$494,948	$496,054	$392,884

Throughput dth (Thousands):
Firm Sales -
Residential	19,830	19,464	15,312	16,477	16,140
Commercial	6,958	7,607	5,406	5,565	5,484
Industrial	296	204	194	220	210
Cogeneration & Electric Generation	1,103	1,743	1,139	808	2,065
Firm Transportation -
Residential	956	5,755	9,422	9,124	5,381
Commercial	4,536	5,267	7,690	7,945	6,081
Industrial	14,226	16,174	17,099	16,404	15,903
Cogeneration & Electric Generation	253	350	245	29	164

Total Firm Throughput	48,158	56,564	56,507	56,572	51,428

Interruptible	93	119	179	229	206
Interruptible Transportation	3,474	2,836	2,562	2,337	3,317
Off-System	18,221	15,045	22,146	28,123	31,179
Capacity Release & Storage	66,458	86,119	56,768	42,764	39,570

Total Throughput	136,404	160,683	138,162	130,025	125,700

Number of Customers at Year End:
Residential	307,919	300,652	292,185	283,722	275,979
Commercial	21,652	21,322	20,939	20,405	19,966
Industrial	478	450	455	435	429

Total Customers	330,049	322,424	313,579	304,562	296,374

Maximum Daily Sendout dth (Thousands)	356	424	428	422	344

Annual Degree Days	3,943	4,777	4,641	4,929	4,380

SJI - 73

Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

    The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2006. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that because of the material weakness in internal control over financial reporting discussed below, the Company’s disclosure controls and procedures were not effective as of December 31, 2006.

    In reviewing our internal controls over financial reporting with respect to accounting for certain derivative instruments, we identified a material weakness with respect to how we designed our procedures to designate at inception certain hedging relationships with the required specificity necessary to meet the requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133).

Management’s Report on Internal Control over Financial Reporting

    Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rules 13a-15(f). The Company’s internal control system is designed to provide reasonable assurance to its management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of the restatement of the Company’s consolidated financial statements, management has determined that a material weakness in internal control over financial reporting existed as of December 31, 2006, and based on the criteria noted above, concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2006.

    A material weakness, as defined by the Public Company Accounting Oversight Board (PCAOB) in Auditing Standard No.2, is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based upon this definition, management concluded that as of December 31, 2006, the Company did not maintain effective controls over our procedures to designate at inception certain hedging relationships with the required specificity necessary to meet the requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). Specifically, controls to ensure that a forecasted transaction being hedged was described and documented with sufficient specificity so that when the transaction occurs, it was clear whether the transaction was or was not the hedged transaction did not operate effectively. Management has determined, for all affected periods that the documentation of these hedges did not contain sufficient specificity to qualify them for hedge accounting, resulting in a material weakness.

    As a result of this material weakness, the Company restated its previously issued consolidated financial statements as of December 31, 2005 and for the years ended December 31, 2005 and 2004, and as discussed in Quarterly Financial Data, the Company restated its previously reported selected quarterly financial information for the first three quarters in 2006 and for each of the quarters in 2005. Selected financial data for each of the years ended December 31, 2002 through 2005 was also restated.

    Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is incorporated by reference.

SJI - 74

Changes in Internal Control over Financial Reporting

    There was no change in the Company’s internal control over financial reporting during the fourth fiscal quarter, that materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

    Subsequent to December 31, 2006, the Company has discontinued the use of hedge accounting and is currently evaluating whether it will be used in future periods. Prior to applying hedge accounting, the Company will ensure that appropriate procedures have been implemented to comply with the provisions of SFAS 133.

SJI - 75

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
South Jersey Industries, Inc.
Folsom, New Jersey

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that South Jersey Industries, Inc. and subsidiaries (the "Company") did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weakness identified in management's assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

SJI - 76

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment: The Company did not maintain effective controls over procedures to designate at inception certain hedging relationships with the required specificity necessary to meet the requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). Specifically, controls to ensure that a forecasted transaction being hedged was described and documented with sufficient specificity so that when the transaction occurs, it was clear whether the transaction was or was not the hedged transaction did not operate effectively. Management has determined, for all affected periods that the documentation of these hedges did not contain sufficient specificity to qualify them for hedge accounting, resulting in a material weakness. As a result of this material weakness, the Company restated its previously issued consolidated financial statements as of December 31, 2005 and for the years ended December 31, 2005 and 2004, and as discussed in Quarterly Financial Data, the Company restated its previously reported selected quarterly financial information for the first three quarters in 2006 and for each of the quarters in 2005. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2006, of the Company and this report does not affect our report on such financial statements.

In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006, of the Company and our report dated March 1, 2007 expressed an unqualified opinion on those financial statements and included explanatory paragraphs as to changes in accounting principles for stock-based compensation and postretirement benefits in 2006 and asset retirement obligations in 2005, and concerning the restatement of the 2005 and 2004 consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
March 1, 2007

SJI - 77

Item 9B. Other Information

None

SJI - 78

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning Directors may be found under the captions “Director Elections,” “Nominees,” “Directors Continuing in Office,” and “Security Ownership” in our definitive proxy statement for our 2007 Annual Meeting of Shareholders (the “2007 Proxy Statement”), which will be filed within the Commission within 120 days after the close of our fiscal year. Such information is incorporated herein by reference. Information required by this item relating to the executive officers of SJI is set forth in Item 4-A of this report.

Code of Ethics

The Company has adopted a Code of Ethics for its Principal Executive, Financial and Accounting Officers. It is available on SJI’s website, www.sjindustries.com by clicking “Investors” and then “Corporate Governance.” We will post any amendment to or waiver of the Code to our website.

Item 11. Executive Compensation

Information concerning executive compensation may be found under the captions “Compensation/Pension Committee Report on Executive Compensation” and “Executive Compensation” of our 2007 Proxy Statement. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters

The information in our 2007 Proxy Statement set forth under the caption “Security Ownership” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information in our 2007 Proxy Statement set forth under the caption “The Board of Directors” and the subcaption “Certain Relationships” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information in our 2007 Proxy Statement set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” is incorporated herein by reference.

SJI - 79

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)     Listed below are all financial statements and schedules filed as part of this report:

1 - The consolidated financial statements and notes to consolidated financial statements together with the report thereon of Deloitte & Touche LLP, dated March 1, 2007, are filed as part of this report under Item 8- Financial Statements and Supplementary Data.

2 - Supplementary Financial Information

Information regarding selected quarterly financial data can be found on pages 71 and 72 of this report.

Supplemental Schedules as of December 31, 2006 and 2005 and for the three years ended December 31, 2006, 2005, and 2004:

Report of Independent Registered Public Accounting Firm of Deloitte & Touche LLP (page 87).

Schedule I - Statements of Income, Statements of Comprehensive Income, Statements of Retained Earnings, Statements of Cash Flows and Balance Sheets of SJI (pages 88-90).

Schedule II - Valuation and Qualifying Accounts (page 93).

All schedules, other than that listed above, are omitted because the information called for is included in the financial statements filed or because they are not applicable or are not required.

 (b)     List of Exhibits (Exhibit Number is in Accordance with the Exhibit Table in Item 601 of Regulation S-K).

Exhibit Number	Description	Reference
(3)(a)(i)	Certificate of Incorporation of South Jersey Industries, Inc., as amended through April 19, 1984.	Incorporated by reference from Exhibit (4)(a) of Form S-2 (2-91515).
(3)(a)(ii)	Amendment to Certificate of Incorporation relating to two-for-one stock split effective as of April 28, 1987.	Incorporated by reference from Exhibit (4)(e)(1) of Form S-3 (33-1320).
(3)(a)(iii)	Amendment to Certificate of Incorporation relating to director and officer liability.	Incorporated by reference from Exhibit (4)(e)(2) of Form S-3 (33-1320).
(3)(a)(iv)	Amendment to Certificate of Incorporation relating to two-for-one stock split effective as of June 30, 2005.	Incorporated by reference from Exhibit 3 of Form 10-Q of SJI filed on May 10, 2005.

SJI - 80

Exhibit Number	Description	Reference
(3)(b)	Bylaws of South Jersey Industries, Inc. as amended and restated through May 25, 2006 (filed herewith).
(4)(a)	Form of Stock Certificate for common stock.	Incorporated by reference from Exhibit (4)(a) of Form 10-K for 1985 (1-6364).
(4)(b)(i)	First Mortgage Indenture dated October 1, 1947.	Incorporated by reference from Exhibit (4)(b)(i) of Form 10-K for 1987 (1-6364).
(4)(b)(ii)	Nineteenth Supplemental Indenture dated as of April 1, 1992.	Incorporated by reference from Exhibit (4)(b)(xvii) of Form 10-K for 1992 (1-6364).
(4)(b)(iii)	Twenty-First Supplemental Indenture dated as of March 1, 1997.	Incorporated by reference from Exhibit (4)(b)(xviv) of Form 10-K for 1997(1-6364).
(4)(b)(iv)	Twenty-Second Supplemental Indenture dated as of October 1, 1998.	Incorporated by reference from Exhibit (4)(b)(ix) of Form S-3 (333-62019).
(4)(b)(v)	Twenty-Third Supplemental Indenture dated as of September 1, 2002.	Incorporated by reference from Exhibit (4)(b)(x) of Form S-3 (333-98411).
(4)(b)(vi)	Twenty-Fourth Supplemental Indenture dated as of September 1, 2005.	Incorporated by reference from Exhibit (4)(b)(vi) of Form S-3 (333-126822).
(4)(b)(vii)	Amendment to Twenty-Fourth Supplemental Indenture dated as of March 31, 2006	Incorporated by reference from Exhibit 4 of Form 8-K of SJG as filed April 26, 2006.
(4)(b)(viii)	Loan Agreement by and between New Jersey Economic Development Authority and SJG dated April 1, 2006.	Incorporated by reference from Exhibit 10 of Form 8-K of SJG as filed April 26, 2006.
(4)(c)(i)	Medium Term Note Indenture of Trust dated October 1, 1998.	Incorporated by reference from Exhibit 4(e) of Form S-3 (333-62019).
(4)(c)(ii)	First Supplement to Indenture of Trust dated as of June 29, 2000.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJG dated July 12, 2001.
(4)(c)(iii)	Second Supplement to Indenture of Trust dated as of July 5, 2000.	Incorporated by reference from Exhibit 4.2 of Form 8-K of SJG dated July 12, 2001.
(4)(c)(iv)	Third Supplement to Indenture of Trust dated as of July 9, 2001.	Incorporated by reference from Exhibit 4.3 of Form 8-K of SJG dated July 12, 2001.
(10)(a)(i)	Gas storage agreement (GSS) between South Jersey Gas Company and Transco dated October 1, 1993.	Incorporated by reference from Exhibit (10)(d) of Form 10-K for 1993 (1-6364).

SJI - 81

Exhibit Number	Description	Reference
(10)(a)(ii)	Gas storage agreement (LG-A) between South Jersey Gas Company and Transco dated June 3, 1974.	Incorporated by reference from Exhibit (5)(f) of Form S-7 (2-56223).
(10)(a)(iii)	Gas storage agreement (WSS) between South Jersey Gas Company and Transco dated August 1, 1991.	Incorporated by reference from Exhibit (10)(h) of Form 10-K for 1991 (1-6364).
(10)(a)(iv)	Gas storage agreement (LSS) between South Jersey Gas Company and Transco dated October 1, 1993.	Incorporated by reference from Exhibit (10)(i) of Form 10-K for 1993 (1-6364).
(10)(a)(v)	Gas storage agreement (SS-1) between South Jersey Gas Company and Transco dated May 10, 1987 (effective April 1, 1988).	Incorporated by reference from Exhibit (10)(i)(a) of Form 10-K for 1988 (1-6364).
(10)(b)(i)	Gas storage agreement (SS-2) between South Jersey Gas Company and Transco dated July 25, 1990.	Incorporated by reference from Exhibit (10)(i)(i) of Form 10-K for 1991 (1-6364).
(10)(b)(ii)	Gas transportation service agreement between South Jersey Gas Company and Transco dated December 20, 1991.	Incorporated by reference from Exhibit (10)(i)(j) of Form 10-K for 1993 (1-6364).
(10)(b)(iii)	Amendment to gas transportation agreement dated December 20, 1991 between South Jersey Gas Company and Transco dated October 5, 1993.	Incorporated by reference from Exhibit (10)(i)(k) of Form 10-K for 1993 (1-6364).
(10)(b)(iv)	CNJEP Service agreement between South Jersey Gas Company and Transco dated June 27, 2005.	Incorporated by reference frm Exhibit (10)(i)(l) of Form 10-K for 2005 (1-6364).
(10)(b)(v)	Gas transportation service agreement (TF) between South Jersey Gas Company and CNG Transmission Corporation dated October 1, 1993.	Incorporated by reference from Exhibit (10)(k)(h) of Form 10-K for 1993 (1-6364).
(10)(c)(i)	Gas transportation service agreement (FTS-1) between South Jersey Gas Company and Columbia Gulf Transmission Company dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(k) of Form 10-K for 1993 (1-6364).
(10)(c)(ii)	FTS Service Agreement No. 39556 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(m) of Form 10-K for 1993 (1-6364).

SJI - 82

Exhibit Number	Description	Reference
(10)(c)(iii)	FTS Service Agreement No. 38099 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(n) of Form 10-K for 1993 (1-6364).
(10)(c)(iv)	NTS Service Agreement No. 39305 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(o) of Form 10-K for 1993 (1-6364).
(10)(c)(v)	FSS Service Agreement No. 38130 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(p) of Form 10-K for 1993 (1-6364).
(10)(d)(i)	SST Service Agreement No. 38086 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(q) of Form 10-K for 1993 (1-6364).
(10)(e)(i)*

Deferred Payment Plan for Directors of South Jersey Industries, Inc., South Jersey Gas Company, Energy & Minerals, Inc., R&T Group, Inc. and South Jersey Energy Company as amended and restated October 21, 1994.
Incorporated by reference from Exhibit (10)(l) of Form 10-K for 1994 (1-6364).
(10)(e)(ii)*	Form of Deferred Compensation Agreement between South Jersey Industries, Inc. and/or a subsidiary and seven of its officers.	Incorporated by reference from Exhibit (10)(j)(a) of Form 10-K for 1980 (1-6364).
(10)(e)(iii)*	Schedule of Deferred Compensation Agreements.	Incorporated by reference from Exhibit (10)(l)(b) of Form 10-K for 1997 (1-6364).
(10)(e)(iv)*	Form of Officer Employment Agreement between certain officers and either South Jersey Industries, Inc. or its subsidiaries.	Incorporated by reference from Exhibit (10)(l)(d) of Form 10-K for 1999 (1-6364).
(10)(e)(v)*	Schedule of Officer Employment Agreements.	Incorporated by reference from Exhibit (10)(l)(e) of Form 10-K of SJI for 2003.
(10)(f)(i)*	Officer Severance Benefit Program for all Officers.	Incorporated by reference from Exhibit (10)(l)(g) of Form 10-K for 1985 (1-6364).
(10)(f)(ii)*	Supplemental Executive Retirement Program, as amended and restated effective July 1, 1997, and Form of Agreement between certain SJI or subsidiary officers.	Incorporated by reference from Exhibit (10)(l)(i) of Form 10-K for 1997 (1-6364).
(10)(f)(iii)*	South Jersey Industries, Inc. 1997 Stock-Based Compensation Plan (As Amended and Restated Effective January 1, 1999).	Incorporated by reference from Exhibit (10)(l)(j) of Form 10-K for 1999 (1-6364).

SJI - 83

Exhibit Number	Description	Reference
(10)(f)(iv)*	South Jersey Industries, Inc. 1997 Stock-Based Compensation Plan (As Amended and Restated Effective January 26, 2005).	Incorporated by reference from Exhibit 10 of Form 10-Q of SJI as filed May 10, 2005.
(10)(g)(i)	Five-year Revolving Credit Agreement for SJI.	Incorporated by reference from Exhibit 10 of Form 8-K of SJI as filed August 22, 2006.
(10)(g)(ii)	Five-year Revolving Credit Agreement for SJG.	Incorporated by reference from Exhibit 10 of Form 8-K of SJI as filed on August 8, 2006.
(12)	Calculation of Ratio of Earnings to Fixed Charges (Before Federal Income Taxes) (filed herewith).
(14)	Code of Ethics.	Incorporated by reference from Exhibit (14) of Form 10-K of SJI as filed for 2003.
(21)	Subsidiaries of the Registrant (filed herewith).
(23)	Independent Registered Public Accounting Firm’s Consent (filed herewith).
(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

* Constitutes a management contract or a compensatory plan or arrangement.

SJI - 84

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH JERSEY INDUSTRIES, INC.

BY:  /s/ David A. Kindlick
David A. Kindlick
Vice President & Chief Financial Officer

Date March 1, 2007

SJI - 85

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward J. Graham	President, Chairman of the Board & Chief Executive Officer	March 1, 2007
(Edward J. Graham)	(Principal Executive Officer)

/s/ David A. Kindlick	Vice President & Chief Financial Officer	March 1, 2007
(David A. Kindlick)	(Principal Financial and Accounting Officer)

/s/ Richard H. Walker, Jr.	Vice President, General Counsel &	March 1, 2007
(Richard H. Walker, Jr.)	Secretary

/s/ Shirli M. Billings	Director	March 1, 2007
(Shirli M. Billings)

Director
(Helen R. Bosley)

/s/ Thomas A. Bracken	Director	March 1, 2007
(Thomas A. Bracken)

/s/ Keith S. Campbell	Director	March 1, 2007
(Keith S. Campbell)

/s/ W. Cary Edwards	Director	March 1, 2007
(W. Cary Edwards)

/s/ Sheila Hartnett-Devlin	Director	March 1, 2007
(Sheila Hartnett-Devlin)

/s/ William J. Hughes	Director	March 1, 2007
(William J. Hughes)

Director
(Herman D. James)

/s/ Frederick R. Raring	Director	March 1, 2007
(Frederick R. Raring)

SJI - 86

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
South Jersey Industries, Inc.
Folsom, New Jersey

We have audited the consolidated financial statements of South Jersey Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, and the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, and have issued our reports thereon dated March 1, 2007 (which report on the consolidated financial statements expresses an unqualified opinion and includes explanatory paragraphs as to changes in accounting principles for stock-based compensation and postretirement benefits in 2006 and asset retirement obligations in 2005, and concerning the restatement of the 2005 and 2004 consolidated financial statements; and which report on the effectiveness of the Company’s internal control over financial reporting expresses an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an adverse opinion on the effectiveness of the Company's internal control over financial reporting because of a material weakness); such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of the Company listed in Item 15(a)2. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note A to Schedule I, the accompanying 2005 and 2004 financial statements in Schedule I have been restated.

/s/ DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
March 1, 2007

SJI - 87

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
STATEMENTS OF INCOME
(In Thousands)

	2006	2005	2004
		(As Restated See Note A)	(As Restated See Note A)

Operating Revenues	$5,083	$2,788	$2,491

Operating Expenses:
Operations	4,352	4,183	4,146
Depreciation	78	100	102
Energy and Other Taxes	147	285	391
Total Operating Expenses	4,577	4,568	4,639

Operating Income (Loss)	506	(1,780)	(2,148)

Other Income:
Equity in Earnings of Subs	72,250	39,485	43,238
Other	3,196	1,366	417

Total Other Income	75,446	40,851	43,655

Interest Charges	3,689	988	619
Income Taxes	13	(909)	(1,519)
Equity in Affiliated Companies	-	(778)	(766)

Income from Continuing Operations	72,250	39,770	43,173

Equity in Undistributed Earnings of Discontinued Subsidiaries	(818)	(669)	(680)

Net Income	$71,432	$39,101	$42,493

See South Jersey Industries, Inc. and Subsidiaries Notes to Consolidated Financial Statements under Item 8.

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	2006	2005	2004
		(As Restated See Note A)	(As Restated See Note A)

Net Income	$71,432	$39,101	$42,493
Other Comprehensive (Loss) Income:
Minimum Pension Liability Adjustment	(439)	427	(1,077)
Unrealized Gain (Loss) on Equity Investments	53	63	(192)
Unrealized Gain (Loss) on Derivatives	260	(2)	(26)
Total Other Comprehensive (Loss) Income	(126)	488	(1,295)

Comprehensive Income	$71,306	$39,589	$41,198

See South Jersey Industries, Inc. and Subsidiaries Notes to Consolidated Financial Statements under Item 8.

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
STATEMENTS OF RETAINED EARNINGS
(In Thousands)

	2006	2005	2004
		(As Restated See Note A)	(As Restated See Note A)

Retained Earnings - Beginning	$130,001	$115,859	$95,900
Net Income	71,432	39,101	42,493
	201,433	154,960	138,393

Dividends Declared - Common Stock	(27,026)	(24,959)	(22,534)

Retained Earnings - Ending	$174,407	$130,001	$115,859

See South Jersey Industries, Inc. and Subsidiaries Notes to Consolidated Financial Statements under Item 8.

SJI - 88

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED DECEMBER 31,
(In Thousands)

	2006	2005	2004
		(As Restated See Note A)	(As Restated See Note A)

CASH PROVIDED BY OPERATING ACTIVITIES	$23,568	$25,235	$9,434

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in Affiliate	(1,726)	(30,000)	(19,000)
Capital Expenditures	(63)	(83)	(82)
Other	18	-	-

Net Cash Used In Investing Activities	(1,771)	(30,083)	(19,082)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net Repayments to Associated Companies	(32,030)	(24,272)	(6,648)
Net Borrowings from Lines of Credits	30,800	21,000	13,700
Dividends on Common Stock	(26,874)	(24,397)	(22,534)
Proceeds from Sale of Common Stock	6,606	31,882	25,330

Net Cash (Used in) Provided by Financing Activities	(21,498)	4,213	9,848

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	299	(635)	200

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	154	789	589

CASH AND CASH EQUIVALENTS AT END OF YEAR	$453	$154	$789

Dividends received from subsidiaries amounted to $19.9 million, $22.5 million and $9.1 million in 2006, 2005, and 2004 respectively.
See South Jersey Industries, Inc. and Subsidiaries Notes to Consolidated Financial Statements under Item 8.

SJI - 89

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
BALANCE SHEETS
(In Thousands)

	2006	2005
		(As Restated See Note A)

Assets

Property Plant and Equipment:
Nonutility Property, Plant and Equipment, at cost	$1,076	$1,213
Accumulated Depreciation	(308)	(379)

Property, Plant and Equipment - Net	768	834

Investments:
Investments in Subsidiaries	446,538	394,188
Available-for-Sale Securities	15	14
Investment in Affiliates	40	1,277

Total Investments	446,593	395,479

Current Assets:
Cash and Cash Equivalents	453	154
Notes Receivable - Associated Companies	92,240	58,610
Accounts Receivable	10	11
Accounts Receivable - Associated Companies	4,434	7,296
Other	338	1061

Total Current Assets	97,475	67,132

Other Noncurrent Assets	1,977	3,597

Total Assets	$546,813	$467,042

Capitalization and Liabilities

Common Equity:
Common Stock SJI
Par Value $1.25 a share
Authorized - 60,000,000 shares
Outstanding - 29,325,593 shares and 28,982,440	$36,657	$36,228
Premium on Common Stock	239,763	231,861
Accumulated Other Comprehensive Loss	(7,791)	(4,445)
Retained Earnings	174,407	130,001

Total Common Equity	443,036	393,645

Current Liabilities:
Notes Payable - Banks	91,100	60,300
Notes Payable - Associated Companies	8,410	6,810
Accounts Payable	1,199	2,308
Accounts Payable to Associated Companies	342	677
Other Current Liabilities	251	411

Total Current Liabilities	101,302	70,506

Other Noncurrent Liabilities	2,475	2,891

Total Capitalization and Liabilities	$546,813	$467,042

See South Jersey Industries, Inc. and Subsidiaries Notes to Consolidated Financial Statements under Item 8.

SJI - 90

SCHEDULE I

NOTE A. RESTATEMENT OF FINANCIAL INFORMATION:

As discussed in Note 16 to the consolidated financial statements, the Company’s financial statements for the years ended December 31, 2005 and 2004 have been restated. The financial statements of the parent company presented herein, have been restated to reflect the effects of this restatement at the wholly-owned subsidiaries which are accounted for on the equity method for purposes of this Schedule I. This restatement removes amounts that were previously recorded through Accumulated Other Comprehensive Loss on the Balance Sheets and reflects them in Equity in Earnings of Subsidiaries on the Statements of Income in this Schedule I.

In addition, subsequent to the issuance of Schedule I included in the 2005 Form 10-k, it was determined that the Balance Sheets of the parent company did not reflect the parent company’s interest in the Accumulated Other Comprehensive Income (Loss) of it’s wholly owned subsidiaries or its obligation to issue shares of common stock on behalf of its wholly owned subsidiaries under the stock-based compensation plan. As a result, Investments in Subsidiaries, Accounts Receivable - Associated Companies, Accumulated Other Comprehensive Loss and Premium on Common Stock on the Balance Sheets of the parent company in this Schedule I have been restated. It was also determined that the cash distributed from wholly owned subsidiaries should have been reflected in Cash Flows from Operating Activities instead of Cash Flows from Investing Activities on the Statements of Cash Flows of the parent company in this Schedule I, and as such, those amounts have been restated.

SJI - 91

EFFECTS OF RESTATEMENT

The following tables set forth the effects of the restatement on affected line items within the previously reported financial statements on Schedule I for the years ended December 31:

	2005		2004
	As Previously		As Previously
(in thousands)	Reported	As Restated	Reported	As Restated

Statements of Income
Equity in Earnings of Subs	$48,303	$39,485	$43,038	$43,238
Total Other Income	49,669	40,851	43,455	43,655
Income from Continuing Operations	48,588	39,770	42,973	43,173
Net Income	47,919	39,101	42,293	42,493

Statements of Comprehensive Income
Net Income	47,919	39,101	42,293	42,493
Minimum Pension Liability Adjustment	4	427	(3)	(1,077)
Unrealized Gain (Loss) on Equity Investments	-	63	-	(192)
Unrealized Gain (Loss) on Derivatives	-	(2)	-	(26)
Total Other Comprehensive (Loss) Income	4	488	(3)	(1,295)
Comprehensive Income	47,923	39,589	42,290	41,198

Balance Sheets
Investments in Subsidiaries	402,989	394,188
Total Investments	404,280	395,479
Accounts Receivable - Associated Companies	2,704	7,296
Other	121	1,061
Total Current Assets	61,600	67,132
Total Assets	470,310	467,042
Premium on Common Stock	227,269	231,861
Accumulated Other Comprehensive Loss	1	(4,445)
Retained Earnings	134,357	130,001
Total Common Equity	397,855	393,645
Total Current Liabilities	69,566	70,506
Total Capitalization and Liabilities	470,310	467,042

Statements of Cash Flow
Total Cash Provided By Operating Activities	2,760	25,235	177	9,434
Net Cash Used in Investing Activities	(7,608)	(30,083)	(9,825)	(19,082)

Statements of Retained Earnings
Retained Earnings - Beginning	111,397	115,859	91,638	95,900
Net Income	47,919	39,101	42,293	42,493
Retained Earnings - Ending	134,357	130,001	111,397	115,859

SJI - 92

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Col. A	Col. B	Col. C		Col. D	Col. E

		Additions

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe (a)	Deductions - Describe (b)	Balance at End of Period

Provision for Uncollectible
Accounts for the Year Ended
December 31, 2006	$5,871	$1,466	$428	$2,541	$5,224

Provision for Uncollectible
Accounts for the Year Ended
December 31, 2005	$3,495	$3,910	$85	$1,619	$5,871

Provision for Uncollectible
Accounts for the Year Ended
December 31, 2004	$3,565	$1,171	$1,716	$2,957	$3,495

(a) Recoveries of accounts previously written off and minor adjustments.
(b) Uncollectible accounts written off.

SJI - 93