Form 10-Q/A
period 2006-03-31
SOUTH JERSEY INDUSTRIES INC
filed 2007-04-09
CIK 91928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Form 10-Q/A amends the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006, which was filed on May 10, 2006.

The amendment is a result of the restatement of the Company’s condensed consolidated financial statements and related financial information for the quarterly periods ended March 31, 2006 and 2005.

The Company is restating its previously filed financial statements and other financial information for the above referenced periods because management determined that the documentation for selected hedge transactions did not meet the requirements of Statement of Financial Accounting Standards  No. 133 “Accounting for Derivative Instruments and Hedging Activities.”

In addition, the Company’s previously filed financial statements and other financial information for the quarterly period ended March 31, 2006 is being restated to appropriately reflect costs related to a supply contract that were previously deferred.

See Note 13 to the Condensed Consolidated Financial Statements included in Item 1 - Financial Statements for a more detailed discussion of the restatement.

The Company is also filing amended Quarterly Reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006 to correct the errors described above. Previously filed consolidated financial statements as of and for the years ended December 31, 2005 and 2004 have been restated on the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which was filed on March 1, 2007.

All of the information in this Form 10-Q/A is as of May 10, 2006, the date the Company originally filed its Form 10-Q with the Securities and Exchange Commission, and does not reflect any subsequent information or events other than the restatement discussed in Note 13 to the Condensed Consolidated Financial Statements appearing in this Form 10-Q/A. For the convenience of the reader, this Form 10-Q/A sets forth the originally filed Form 10-Q in its entirety. However, the following items have been amended solely as a result of, and to reflect, the restatement, and no other information in the Form 10-Q/A is amended hereby as a result of the restatement:

Part I, Item 1 - Financial Statements

Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 3 - Quantitative and Qualitative Disclosures About Market Risk of the Company

Part I, Item 4 - Controls and Procedures

Part II, Item 6 - Exhibits

The Company is including currently dated Sarbanes-Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, no other changes have been made to the Form 10-Q.  This Form 10-Q/A does not amend or update any other information set forth in the Form 10-Q and we have not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Form 10-Q.

SJI - 2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (restated)— See Pages 4 through 28

SJI - 3

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Three Months Ended
	March 31,
	2006	2005
	(As Restated See Note 13)	(As Restated See Note 13)
Operating Revenues:
Utility	$269,521	$212,167
Nonutility	103,090	116,345

Total Operating Revenues	372,611	328,512

Operating Expenses:
Cost of Sales - Utility	201,060	141,975
Cost of Sales - Nonutility	83,178	103,141
Operations	17,667	20,197
Maintenance	1,405	1,493
Depreciation	6,342	5,873
Energy and Other Taxes	4,731	5,158

Total Operating Expenses	314,383	277,837

Operating Income	58,228	50,675

Other Income and Expense	149	384

Interest Charges	(6,366)	(5,305)

Income Before Income Taxes	52,011	45,754

Income Taxes	(21,486)	(19,090)

Equity in Affiliated Companies	378	194

Income from Continuing Operations	30,903	26,858

Loss from Discontinued Operations - Net	(166)	(144)

Net Income	$30,737	$26,714

Basic Earnings Per Common Share:
Continuing Operations	$1.064	$0.966
Discontinued Operations - Net	$(0.006)	$(0.005)

Basic Earnings Per Common Share	$1.058	$0.961

Average Shares of Common Stock Outstanding - Basic	29,032	27,800

Diluted Earnings Per Common Share:
Continuing Operations	$1.062	$0.958
Discontinued Operations - Net	$(0.006)	$(0.005)

Diluted Earnings Per Common Share	$1.056	$0.953

Average Shares of Common Stock Outstanding - Diluted	29,100	28,024

Dividends Declared per Common Share	$0.2250	$0.2125

The accompanying notes are an integral part of the condensed consolidated financial statements.

SJI - 4

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	March 31,
	2006	2005
	(As Restated See Note 13)	(As Restated See Note 13)

Net Income	$30,737	$26,714

Other Comprehensive Income (Loss), Net of Tax:*

Change in Fair Value of Investments	157	(43)
Change in Fair Value of Derivatives - Other	1,224	385

Other Comprehensive Income - Net of Tax*	1,381	342

Comprehensive Income	$32,118	$27,056

* Determined using a combined statutory tax rate of 40.85%.
The accompanying notes are an integral part of the condensed consolidated financial statements.

SJI - 5

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)
	Three Months Ended
	March 31,
	2006	2005
	(As Restated See Note 13)	(As Restated See Note 13)
Cash Flows from Operating Activities:
Income from Continuing Operations	$30,903	$26,858
Adjustments to Reconcile Net Income from Continuing Operations to Net Cash Flows Provided by Operating Activities:
Depreciation and Amortization	6,913	6,585
Unrealized Gain on Derivatives - Energy Related	(9,531)	(4,070)
Provision for Losses on Accounts Receivable	1,045	2,313
Stock-Based Compensation Charge	278	368
Revenues and Fuel Costs Deferred - Net	15,606	442
Deferred and Noncurrent Income Taxes and Credits - Net	5,077	5,471
Environmental Remediation Costs - Net	(958)	(363)
Gas Plant Cost of Removal	(304)	(165)
Changes in:
Accounts Receivable	(11,972)	(33,592)
Inventories	48,913	64,612
Other Prepayments and Current Assets	525	(13)
Prepaid and Accrued Taxes - Net	23,220	22,045
Accounts Payable and Other Accrued Liabilities	(67,880)	(7,542)
Other Assets	(10,120)	4,308
Other Liabilities	11,699	848
Discontinued Operations	104	(155)

Net Cash Provided by Operating Activities	43,518	87,950

Cash Flows from Investing Activities:
(Loan to) Repayment of Loan to Affiliate	(50)	195
Net (Purchase of) Proceeds from Sale of Restricted Investments	(8,495)	13,379
Capital Expenditures	(20,410)	(19,933)

Net Cash Used in Investing Activities	(28,955)	(6,359)

Cash Flows from Financing Activities:
Net Repayments of Lines of Credit	(25,200)	(59,900)
Proceeds from Issuance of Long-Term Debt	16,400	-
Principal Repayments of Long-Term Debt	(38)	(10,500)
Proceeds from Sale of Common Stock	950	735
Payments for Issuance of Long-Term Debt	(353)	(51)
Premium for Early Retirement of Long-Term Debt	-	(184)

Net Cash Used in Financing Activities	(8,241)	(69,900)

Net Increase in Cash and Cash Equivalents	6,322	11,691
Cash and Cash Equivalents at Beginning of Period	4,884	5,272

Cash and Cash Equivalents at End of Period	$11,206	$16,963

Supplemental Disclosures of Non-Cash Investing Activities:
Capital Expenditures acquired on account but unpaid as of March 31	$5,976	$2,702

The accompanying notes are an integral part of the condensed consolidated financial statements.

SJI - 6

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	March 31,	December 31,
	2006	2005
Assets	(As Restated See Note 13)

Property, Plant and Equipment:
Utility Plant, at original cost	$1,042,046	$1,030,028
Accumulated Depreciation	(245,811)	(241,242)
Nonutility Property and Equipment, at cost	97,688	94,623
Accumulated Depreciation	(6,574)	(6,061)

Property, Plant and Equipment - Net	887,349	877,348

Investments:
Available-for-Sale Securities	5,907	5,642
Restricted	16,729	8,234
Investment in Affiliates	2,472	2,094

Total Investments	25,108	15,970

Current Assets:
Cash and Cash Equivalents	11,206	4,884
Accounts Receivable	166,720	138,139
Unbilled Revenues	41,930	59,066
Provision for Uncollectibles	(6,389)	(5,871)
Natural Gas in Storage, average cost	68,945	117,542
Materials and Supplies, average cost	4,442	4,758
Deferred Income Taxes - Net	-	624
Prepaid Taxes	1,490	13,061
Derivatives - Energy Related Assets	21,953	24,408
Other Prepayments and Current Assets	4,887	5,415

Total Current Assets	315,184	362,026

Regulatory and Other Noncurrent Assets:
Regulatory Assets	122,885	122,486
Prepaid Pension	29,283	30,075
Derivatives - Energy Related Assets	5,311	5,080
Derivatives - Other	1,567	-
Unamortized Debt Issuance Costs	7,376	7,147
Contract Receivables	14,473	14,766
Other	6,604	6,814

Total Regulatory and Other Noncurrent Assets	187,499	186,368

Total Assets	$1,415,140	$1,441,712

The accompanying footnotes are an integral part of the condensed consolidated financial statements.

SJI - 7

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	March 31,	December 31,
	2006	2005
Capitalization and Liabilities	(As Restated See Note 13)

Common Equity:
Common Stock	$36,396	$36,228
Premium on Common Stock	233,205	231,861
Accumulated Other Comprehensive Loss	(3,064)	(4,445)
Retained Earnings	154,187	130,001

Total Common Equity	420,724	393,645

Long-Term Debt	335,428	319,066

Total Capitalization	756,152	712,711

Minority Interest	435	394

Current Liabilities:
Notes Payable	122,100	147,300
Current Maturities of Long-Term Debt	2,364	2,364
Accounts Payable	103,946	179,023
Customer Deposits	14,208	12,534
Environmental Remediation Costs	20,774	18,165
Taxes Accrued	19,022	7,456
Derivatives - Energy Related Liabilities	28,603	21,957
Deferred Income Taxes - Net	3,697	-
Deferred Contract Revenues	4,139	5,077
Dividends Payable	6,551	-
Interest Accrued	4,920	6,258
Other Current Liabilities	9,552	6,077

Total Current Liabilities	339,876	406,211

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	171,324	169,423
Investment Tax Credits	2,714	2,795
Pension and Other Postretirement Benefits	18,561	18,942
Asset Retirement Obligations	22,934	22,588
Environmental Remediation Costs	37,345	42,489
Derivatives - Energy Related Liabilities	3,746	4,895
Derivatives - Other	-	-
Regulatory Liabilities	55,437	54,002
Other	6,616	7,262

Total Deferred Credits
and Other Noncurrent Liabilities	318,677	322,396

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$1,415,140	$1,441,712

The accompanying notes are an integral part of the condensed consolidated financial statements.

SJI - 8

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CONSOLIDATION — The condensed consolidated financial statements include the accounts of South Jersey Industries, Inc. (SJI), its wholly owned subsidiaries and subsidiaries in which we have a controlling interest. We eliminate all significant intercompany accounts and transactions. In our opinion, the condensed consolidated financial statements reflect all normal and recurring adjustments needed to fairly present SJI’s financial position and operating results at the dates and for the periods presented. Our businesses are subject to seasonal fluctuations and, accordingly, this interim financial information should not be the basis for estimating the full year’s operating results. These financial statements should be read in conjunction with SJI’s 2005 Form 10-K and annual report and 2006 Form 10-K which includes restated amounts for 2005 (See Note 13).

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

SJI - 9

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

DERIVATIVE INSTRUMENTS (RESTATED)— Certain SJI subsidiaries are involved in buying, selling, transporting and storing natural gas and buying and selling retail electricity for their own accounts as well as managing these activities for other third parties. These subsidiaries are subject to market risk due to commodity price fluctuations. To manage this risk, our companies enter into a variety of physical and financial transactions including forward contracts, swap agreements, options contracts and futures contracts.

SJI - 10

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

SJI accounts for derivative instruments in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. We record all derivatives, whether designated in hedging relationships or not, on the condensed consolidated balance sheets at fair value unless the derivative contracts qualify for the normal purchase and sale exemption. In general, if the derivative is designated as a fair value hedge, we recognize the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk in earnings. We currently have no fair value hedges. If the derivative is designated as a cash flow hedge, we record the effective portion of the hedge in Accumulated Other Comprehensive Loss and recognize it in the income statement when the hedged item affects earnings. However, due to the application of regulatory accounting principles under FASB Statement No. 71, derivatives related to SJG’s gas purchases are recorded through the BGSS. We recognize ineffective portions of cash flow hedges immediately in earnings. We currently have no energy-related derivative instruments designated as cash flow hedges. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives, strategies for undertaking various hedge transactions and our methods for assessing and testing correlation and hedge ineffectiveness. All hedging instruments are linked to the hedged asset, liability, firm commitment or forecasted transaction.

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

SJRG manages its portfolio of purchases and sales, as well as natural gas in storage, using a variety of instruments that include forward contracts, swap agreements, options contracts and futures contracts. SJI measures the fair value of the contracts and records these as Derivatives — Energy Related Assets or Derivatives — Energy Related Liabilities on our condensed consolidated balance sheets. For those derivatives not designated as hedges, we recorded the net pre-tax gain of $9.5 million, and $4.1 million in earnings during the three months ended March 31, 2006 and 2005, respectively, which are included with realized gains and losses in Operating Revenues — Nonutility.

SJI - 11

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

SJI - 12

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

SJI - 13

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

REGULATORY ASSETS & LIABILITIES — Regulatory Assets at March 31, 2006 and December 31, 2005, consisted of the following items (in thousands):

	Years Remaining
	as of	March 31,	December 31,
	March 31, 2006	2006	2005
Environmental Remediation Costs:
Expended — Net	Various	$10,305	$9,350
Liability for Future Expenditures	Not Applicable	54,189	56,717
Income Taxes — Flowthrough
Depreciation	5	5,419	5,663
Deferred Fuel Costs — Net	Various	17,958	21,237
Deferred Asset Retirement Obligation-Related Costs	Not Applicable	20,255	19,986
Postretirement Benefit Costs	7	2,551	2,646
Gross Receipts and Franchise Taxes	1	370	480
Temperature Adjustment Clause Receivable	Various	7,021	1,003
Societal Benefit Costs	Various	2,160	2,691
Premium for Early Retirement of Debt	Various	1,654	1,694
Other	Not Applicable	1,003	1,019
Total Regulatory Assets		$122,885	$122,486

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

SJI - 14

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

SJI - 15

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

SJI - 16

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

6. SEGMENTS OF BUSINESS (RESTATED):

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

Information about SJI's operations in different operating segments for the three months ended March 31 is presented below (in thousands):

	2006	2005
	(Restated)
Operating Revenues:
Gas Utility Operations	$277,081	$214,537
Wholesale Gas Operations	21,985	11,502
Retail Gas and Other Operations	59,063	74,487
Retail Electric Operations	13,036	22,698
On-Site Energy Production	7,843	6,498
Appliance Service Operations	3,774	3,425
Corporate and Services	3,170	540
Subtotal	385,952	333,687
Intersegment Sales	(13,341)	(5,175)
Total Operating Revenues	$372,611	$328,512

SJI - 17

Operating Income:
Gas Utility Operations	$43,180	$43,160
Wholesale Gas Operations	12,705	4,642
Retail Gas and Other Operations	(1,100)	303
Retail Electric Operations	508	434
On-Site Energy Production	2,021	1,624
Appliance Service Operations	752	698
Corporate and Services	162	(186)
Total Operating Income	$58,228	$50,675

Depreciation and Amortization:
Gas Utility Operations	$6,329	$6,069
Wholesale Gas Operations	3	4
Retail Gas and Other Operations	2	3
Appliance Service Operations	57	36
On-Site Energy Production	461	446
Corporate and Services	61	27
Discontinued Operations	—	—
Total Depreciation and Amortization	$6,913	$6,585

Property Additions:
Gas Utility Operations	$13,121	$12,110
Wholesale Gas Operations	3	—
Retail Gas and Other Operations	—	3
Appliance Service Operations	45	27
On-Site Energy Production	2,745	5,391
Corporate and Services	208	5
Discontinued Operations	—	—
Total Property Additions	$16,122	$17,536

	March 31,	December 31,
	2006	2005
	(Restated)
Identifiable Assets:
Gas Utility Operations	$1,153,372	$1,167,398
Wholesale Gas Operations	108,138	124,922
Retail Gas and Other Operations	44,759	50,880
Retail Electric Operations	6,303	7,751
Appliance Service Operations	13,286	13,624
On-Site Energy Production	112,976	105,822
Discontinued Operations	403	408
Subtotal	1,439,237	1,470,805
Corporate and Services	70,734	70,379
Intersegment Assets	(94,831)	(99,472)
Total Identifiable Assets	$1,415,140	$1,441,712

SJI - 18

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

SJI - 19

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

SJI - 20

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

SJI - 21

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

SJI - 22

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

SJI - 23

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

SJI - 24

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

SJI - 25

13. RESTATEMENT OF FINANCIAL INFORMATION:

In February 2007, and subsequent to the issuance of the Company’s financial statements for the three months ended March 31, 2006, management and the audit committee determined that its documentation for selected hedge transactions did not meet the requirements of paragraph 28 of Statement of Financial Accounting Standards  No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) which states that the forecasted transaction being hedged should be described with sufficient specificity so that when the transaction occurs, it is clear whether that transaction is or is not the hedged transaction. The documentation of these hedges did not contain sufficient specificity. Consequently, these hedges do not qualify for hedge accounting treatment.

In addition, management expected certain costs related to a supply contract to be reimbursed by the customer during the year. However, collection of these amounts was not assured and therefore $1.1 million of these costs ($0.7 million on an after-tax basis) that were previously deferred, should have been recognized in the three months ended March 31, 2006.

As a result, we are restating herein our condensed consolidated financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 to correct these accounting errors.

Prior to the restatement, changes in fair value of derivative instruments that were designated as cash flow hedges of forecasted purchases and sales of natural gas were recorded in Accumulated Other Comprehensive Loss or in Natural Gas in Storage until the forecasted transaction was recognized in earnings. Subsequent to the restatement, those changes in fair value of derivative instruments previously designated as cash flow hedges are now recorded in the Company’s statements of consolidated income.

In addition, during the second quarter of 2006, and subsequent to the issuance of the Company’s financial statements as of March 31, 2006, the Company determined that certain customer accounts receivable which were in a credit position, were included in Accounts Receivable rather than Customer Deposits and Credit Balances.  The Company did not consider the impact of these amounts to be material to the overall presentation of the consolidated financial statements.  Consequently, $4.2 million of credit balances has been moved from Accounts Receivable to Customer Deposits and Credit Balances as of March 31, 2006 in the Restated amounts seen below.

During the third quarter of 2006 and subsequent to the issuance of the Company’s financial statements for the three months ended March 31, 2006, the Company determined that $6.6 million and $6.2 million of declared dividends for the three months ended March 31, 2006 and 2005 respectively, were included in Dividends on Common Stock within financing activities on the Condensed Consolidated Statements of Cash Flows rather than a decrease in the Changes in Accounts Payable and Other Accrued Liabilities within operating activities. The Company did not consider the impact of these amounts to be material to the overall presentation of the consolidated financial statements. This adjustment is reflected in the Restated amounts seen below for the three months ended March 31, 2006 and 2005.

Also during the third quarter of 2006, and subsequent to the issuance of the Company's financial statements as of March 31, 2006, the Company determined that $7.0 million to be collected under the Temperature Adjustment Clause were included in Accounts Receivable rather than Regulatory Assets on the Consolidated Balance Sheets.  The Company did not consider the impact of these amounts to be material to the overall presentation of the consolidated financial statements as of March 31, 2006.  This adustment is reflected in the Restated amounts seen below.

SJI - 26

EFFECTS OF RESTATEMENT — The following tables set forth the effects of the restatement on affected line items within our previously reported financial statements:

	Three Months Ended March 31, 2006		Three Months Ended March 31, 2005
	As Previously		As Previously
Condensed Consolidated Statements of Income	Reported	As Restated	Reported	As Restated

Nonutility Revenue	95,454	103,090	116,403	116,345
Total Operating Revenues	364,975	372,611	328,570	328,512
Cost of Sales - Nonutility	82,056	83,178	103,141	103,141
Total Operating Expenses	313,261	314,383	277,837	277,837
Operating Income	51,714	58,228	50,733	50,675
Income Before Income Taxes	45,497	52,011	45,812	45,754
Income Taxes	(18,810)	(21,486)	(19,114)	(19,090)
Income from Continuing Operations	27,065	30,903	26,892	26,858
Net Income	26,899	30,737	26,748	26,714
Basic Earnings per Common Share - Continuing Operations	0.932	1.064	0.967	0.966
Basic Earnings per Common Share	0.926	1.058	0.962	0.961
Diluted Earnings per Common Share - Cont Ops	0.930	1.062	0.960	0.958
Diluted Earnings per Common Share	0.924	1.056	0.955	0.953

	Three Months Ended March 31, 2006		Three Months Ended March 31, 2005
	As Previously		As Previously
Condensed Consolidated Statements of Comprehensive Income	Reported	As Restated	Reported	As Restated

Net Income	26,899	30,737	26,748	26,714
Change in Fair Value of Derivatives - Energy Related	5,129	-	(43)	-
Other Comprehensive Income (Loss) - Net of Tax	6,510	1,381	299	342
Comprehensive Income	33,409	32,118	27,047	27,056

	Three Months Ended March 31, 2006		Three Months Ended March 31, 2005
	As Previously		As Previously
Condensed Consolidated Statements of Cash Flows	Reported	As Restated	Reported	As Restated
Income from Continuing Operations	27,065	30,903	26,892	26,858
Unrealized Gain on Derivatives - Energy Related	(5,003)	(9,531)	(4,143)	(4,070)
Deferred and Noncurrent Income Taxes and Credits - Net	3,217	5,077	5,501	5,471
Accounts Receivable	(17,977)	(11,972)	(33,592)	(33,592)
Inventories	47,862	48,913	64,627	64,612
Prepaid and Accrued Taxes - Net	22,404	23,220	22,039	22,045
Accounts Payable and Other Accrued Liabilities	(62,464)	(67,880)	(1,366)	(7,542)
Other Assets	57	(10,120)	4,308	4,308
Net Cash Provided by Operating Activities	50,069	43,518	94,126	87,950
Dividends on Common Stock	(6,551)	-	(6,176)	-
Net Cash Used in Financing Activities	(14,792)	(8,241)	(76,076)	(69,900)

SJI - 27

	March 31, 2006
	As Previously
Condensed Consolidated Balance Sheets	Reported	As Restated
Accounts Receivable	170,622	166,720
Natural Gas in Storage, avg cost	65,837	68,945
Total Current Assets	315,978	315,184
Regulatory Assets	115,864	122,885
Total Regulatory and Noncurrent Assets	180,478	187,499
Total Assets	1,408,913	1,415,140
Accumulated Other Comprehensive Loss	(4,751)	(3,064)
Retained Earnings	154,705	154,187
Total Common Equity	419,555	420,724
Total Capitalization	754,983	756,152
Customer Deposits	9,967	14,208
Taxes Accrued	18,205	19,022
Total Current Liabilities	334,818	339,876
Total Capitalization and Liabilities	1,408,913	1,415,140

SJI - 28

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

RESTATEMENT — As discussed in Note 13 to the condensed consolidated financial statements, the Company's financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 have been restated.  The accompanying management's discussion and analysis gives effect to that restatement.

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

SJI - 29

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

SJI - 30

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

SJI - 31

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

Operating Revenues — Nonutility (Restated) — Combined revenues for SJI’s nonutility businesses, net of intercompany transactions, decreased by $13.3 million for the first quarter of 2006, compared with the first quarter of 2005.

SJI - 32

SJRG’s revenues increased by $10.6 million for the first quarter of 2006, compared with the first quarter of 2005.  Of this increase, $5.3 million relates to the net change in mark to market gains recorded on forward financial contracts.  Due to price volatility, SJRG recorded net unrealized gains of $9.7 million compared with $4.4 million recorded in the first quarter of 2005. Operationally, the increase related to higher gas prices was partially offset by lower sales volume attributable to SJE’s turnback of their residential customers to SJG in September 2005.

SJE’s revenues from retail gas decreased by $16.3 million for the first quarter of 2006, compared with the first quarter of 2005, due mainly to a decline in the number of residential and commercial gas customers, resulting from unfavorable market conditions. As the market price for gas has been above the price charged by SJG to its customers, SJE returned all of its approximately 69,000 residential customers to the utility in the third quarter of 2005 and only recently resumed its residential gas marketing efforts. The loss of residential sales revenues was partially offset by higher gas prices. SJE’s revenues from retail electricity decreased by $9.8 million for the first quarter of 2006, compared with the first quarter of 2005, due mainly to the loss of revenues from a large school contract that was not renewed in May 2005. This decrease was partially offset by higher electricity commodity prices and the addition of several industrial customers.

Marina’s revenues increased by $1.3 million for the first quarter of 2006, compared with the first quarter of 2005, due mainly to higher sales rates from our thermal plant and Resorts, and revenue from its ACLE project, that began commercial operations in March 2005.

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

Cost of Sales — Nonutility (Restated)— Combined cost of sales for SJI’s nonutility businesses, net of intercompany transactions, decreased $20.0 million for the first quarter of 2006, compared with the first quarter of 2005.

SJRG’s cost of sales increased $2.2 million for the first quarter of 2006, compared with the first quarter of 2005, mainly due to higher gas prices.

SJE’s cost of retail gas sales decreased by $13.2 million for the first quarter of 2006, compared with the first quarter of 2005, due mainly to lower volumes of gas sold caused by the loss of residential and commercial customers, which was partially offset by higher gas commodity prices. SJE’s cost of retail electricity sales decreased $9.7 million for the first quarter of 2006, compared with the first quarter of 2005, due mainly to the expiration of the school board contract in May 2005. This decrease was partially offset by higher electricity commodity prices and the addition of several industrial customers.

Marina’s cost of sales for the first quarter of 2006 was essentially unchanged for the three months ended March 2005.

 SJESP’s cost of sales increased $0.3 million for the first quarter of 2006, compared with the first quarter of 2005, due mainly to customer growth.

SJI - 33

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

SJI - 34

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

LIQUIDITY AND CAPITAL RESOURCES (Restated) — Liquidity needs are driven by factors that include natural gas commodity prices; the impact of weather on customer bills; lags in fully collecting gas costs from customers under the Basic Gas Supply Service charge; working capital needs of our energy trading and marketing activities; the timing of construction and remediation expenditures and related permanent financings; mandated tax payment dates; both discretionary and required repayments of long-term debt; and the amounts and timing of dividend payments.

Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $43.5 million and $88.0 million for the three months ended March 31, 2006 and 2005, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, inventory utilization and gas cost recoveries. Net cash provided by operating activities in the first quarter of 2006 was heavily impacted by these factors as collection of much higher fuel costs incurred by SJG during 2005 was deferred until the first quarter 2006. On December 15, 2005, SJG was authorized by the BPU to increase the rates it charges customers by 24.3% for residential and 28.4% for commercial/industrial customers. The increase enables SJG to recover from its customers the higher cost of gas that has been and will be delivered to them during 2005 and 2006. However, since SJG’s BGSS rates are billed based upon volumes of gas sold and warm winter weather reduced demand for gas, gas cost recovery was slowed. Changes in Accounts Receivable, Inventories and Accounts Payable on the condensed consolidated statements of cash flows for the first quarter of 2006 reflected the impact of higher gas prices and warm weather experienced during the first quarter of 2006 compared with the same quarter in 2005. We use short-term borrowings under lines of credit from commercial banks to supplement cash from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, we refinance short-term debt incurred to finance capital expenditures with long-term debt.

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

SJI - 35

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

SJI’s capital structure was as follows:

	As of	As of
	March 31, 2006	December 31, 2005

Common Equity	47.7%	45.6%
Long-Term Debt	38.1%	37.3%
Short-Term Debt	14.2%	17.1%
Total	100.0%	100.0%

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

SJI - 36

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

SJI - 37

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

SJI - 38

Item 3. Quantitative and Qualitative Disclosures About Market Risk of the Company (Restated) (Unaudited)

Commodity Market Risks (Restated) — Certain regulated and nonregulated SJI subsidiaries are involved in buying, selling, transporting and storing natural gas and buying and selling retail electricity for their own accounts as well as managing these activities for other third parties. These subsidiaries are subject to market risk due to price fluctuations. To hedge against this risk, we enter into a variety of physical and financial transactions including forward contracts, swaps, futures and options agreements. To manage these transactions, SJI has a well-defined risk management policy approved by our Board of Directors that includes volumetric and monetary limits. Management reviews reports detailing activity daily. Generally, the derivative activities described above are entered into for risk management purposes.

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

SJRG and SJE entered into certain contracts to purchase, sell, and transport natural gas. For those derivatives not designated as hedges, we recorded the net unrealized pre-tax gain of $9.5 million and $4.1 million in earnings during the three months ended March 31, 2006 and 2005, respectively, which are included with realized gains and losses in Operating Revenues — Nonutility. The majority of SJRG's, SJE's, and SJG’s contracts are typically less than 12 months long. The fair value and maturity of all these energy trading contracts determined under the mark-to-market method as of March 31, 2006 is as follows (in thousands):

Assets	Source of	Maturity	Maturity	Beyond
	Fair Value	< 1 Year	1 - 3 Years	3 Years	Total

Prices Actively Quoted	NYMEX	$14,375	$3,058	$921	$18,354

Other External Sources	Basis	$7,578	$1,248	$84	$8,910

Total		$21,953	$4,306	$1,005	$27,264

Liabilities	Source of	Maturity	Maturity	Beyond
	Fair Value	< 1 Year	1 - 3 Years	3 Years	Total

Prices Actively Quoted	NYMEX	$24,700	$2,670	$839	$28,209

Other External Sources	Basis	$3,903	$237	$-	$4,140

Total		$28,603	$2,907	$839	$32,349

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

SJI - 39

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

SJI - 40

ITEM 4. Controls and Procedures (Restated)

Disclosure Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2006 in connection with the filing of the original Form 10-Q on May 10, 2006. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that these disclosure controls and procedures were effective.

Subsequent to the evaluation made in connection with the filing of the Form 10-Q for the three months ended March 31, 2006 and in connection with the restatement and the filing of this Form 10-Q/A, the Company’s management, with the participation of its chief executive officer and chief financial officer, reevaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures and concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2006 due to the following material weakness:

  • The Company did not designate at inception certain hedging relationships with the required specificity necessary to meet the requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). Specifically, controls to ensure that a forecasted transaction being hedged was described and documented with sufficient specificity so that when the transaction occurs, it was clear whether the transaction was or was not the hedged transaction did not operate effectively. Management has determined that the documentation of these hedges did not contain sufficient specificity to qualify them for hedge accounting, resulting in a material weakness.

This material weakness resulted in the restatement of the Company’s previously issued condensed consolidated financial statements as more fully described in Note 13 to the condensed consolidated financial statements.

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company's internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Subsequent to March 31, 2006, the Company has discontinued the use of hedge accounting for energy contracts and is currently evaluating whether it will be used in future periods. Prior to applying hedge accounting, the Company will ensure that appropriate procedures have been implemented to comply with the provisions of SFAS 133.

SJI - 41

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item is incorporated by reference to Part I, Item 1, Note 11, beginning on page 22.

Item 6. Exhibits (Restated)

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

SJI - 42

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY INDUSTRIES, INC.
(Registrant)

Dated: April 9, 2007	By: /s/ Edward J. Graham
Edward J. Graham
Chairman, President & Chief Executive Officer

Dated: April 9, 2007	By: /s/ David A. Kindlick
David A. Kindlick
Vice President & Chief Financial Officer

SJI - 43