Form 10-Q/A
period 2006-06-30
SOUTH JERSEY INDUSTRIES INC
filed 2007-04-09
CIK 91928

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

EXPLANATORY NOTE

This Form 10-Q/A amends the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2006, which was filed on August 9, 2006.

The amendment is a result of the restatement of the Company’s consolidated financial statements and related financial information for the three and six months ended June 30, 2006 and 2005.

The Company is restating its previously filed financial statements and other financial information for the above referenced periods because management determined that the documentation for selected hedge transactions did not meet the requirements of Statement of Financial Accounting Standards  No. 133 “Accounting for Derivative Instruments and Hedging Activities.”

In addition, the Company’s previously filed financial statements and other financial information for the three and six months ended June 30, 2006 is being restated to appropriately reflect costs related to a supply contract that were previously deferred.

See Note 12 to the Consolidated Financial Statements included in Item 1 - Financial Statements for a more detailed discussion of the restatement.

The Company is also filing amended Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and September 30, 2006 to correct the errors described above. Previously filed consolidated financial statements as of and for the years ended December 31, 2005 and 2004 have been restated on the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which was filed on March 1, 2007.

All of the information in this Form 10-Q/A is as of August 9, 2006, the date the Company originally filed its Form 10-Q with the Securities and Exchange Commission, and does not reflect any subsequent information or events other than the restatement discussed in Note 12 to the Consolidated Financial Statements appearing in this Form 10-Q/A. For the convenience of the reader, this Form 10-Q/A sets forth the originally filed Form 10-Q in its entirety. However, the following items have been amended solely as a result of, and to reflect, the restatement, and no other information in the Form 10-Q/A is amended hereby as a result of the restatement:

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

SJI - 2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (restated) — See Pages 4 through 28

SJI - 3

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Three Months Ended
	June 30,
	2006	2005
	(As Restated See Note 12)	(As Restated See Note 12)
Operating Revenues:
Utility	$95,107	$84,759
Nonutility	58,662	63,756

Total Operating Revenues	153,769	148,515

Operating Expenses:
Cost of Sales - Utility	66,141	53,786
Cost of Sales - Nonutility	47,907	57,114
Operations	14,742	16,131
Maintenance	1,365	1,511
Depreciation	6,396	5,971
Energy and Other Taxes	1,891	2,117

Total Operating Expenses	138,442	136,630

Operating Income	15,327	11,885

Other Income and Expense	646	(55)

Interest Charges	(6,217)	(4,922)

Income Before Income Taxes	9,756	6,908

Income Taxes	(4,146)	(2,822)

Equity in Affiliated Companies	331	215

Income from Continuing Operations	5,941	4,301

Loss from Discontinued Operations - Net	(63)	(182)

Net Income	$5,878	$4,119

Basic Earnings Per Common Share:
Continuing Operations	$0.204	$0.154
Discontinued Operations - Net	$(0.002)	$(0.006)

Basic Earnings Per Common Share	$0.202	$0.148

Average Shares of Common Stock Outstanding - Basic	29,162	27,953

Diluted Earnings Per Common Share:
Continuing Operations	$0.203	$0.153
Discontinued Operations - Net	$(0.002)	$(0.006)

Diluted Earnings Per Common Share	$0.201	$0.147

Average Shares of Common Stock Outstanding - Diluted	29,226	28,180

Dividends Declared per Common Share	$0.2250	$0.2125

The accompanying notes are an integral part of the consolidated financial statements.

SJI - 4

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Six Months Ended
	June 30,
	2006	2005
	(As Restated See Note 12)	(As Restated See Note 12)
Operating Revenues:
Utility	$364,628	$296,926
Nonutility	161,753	180,101

Total Operating Revenues	526,381	477,027

Operating Expenses:
Cost of Sales - Utility	267,201	195,761
Cost of Sales - Nonutility	131,085	160,255
Operations	32,409	36,328
Maintenance	2,770	3,004
Depreciation	12,738	11,844
Energy and Other Taxes	6,622	7,275

Total Operating Expenses	452,825	414,467

Operating Income	73,556	62,560

Other Income and Expense	794	329

Interest Charges	(12,583)	(10,227)

Income Before Income Taxes	61,767	52,662

Income Taxes	(25,632)	(21,912)

Equity in Affiliated Companies	710	409

Income from Continuing Operations	36,845	31,159

Loss from Discontinued Operations - Net	(229)	(326)

Net Income	$36,616	$30,833

Basic Earnings Per Common Share:
Continuing Operations	$1.266	$1.118
Discontinued Operations - Net	$(0.008)	$(0.012)

Basic Earnings Per Common Share	$1.258	$1.106

Average Shares of Common Stock Outstanding - Basic	29,097	27,876

Diluted Earnings Per Common Share:
Continuing Operations	$1.263	$1.109
Discontinued Operations - Net	$(0.008)	$(0.012)

Diluted Earnings Per Common Share	$1.255	$1.097

Average Shares of Common Stock Outstanding - Diluted	29,163	28,102

Dividends Declared per Common Share	$0.4500	$0.4250

The accompanying notes are an integral part of the consolidated financial statements.

SJI - 5

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	June 30,
	2006	2005
	(As Restated See Note 12)	(As Restated See Note 12)

Net Income	$5,878	$4,119

Other Comprehensive Income (Loss), Net of Tax:

Change in Fair Value of Investments	(67)	121
Change in Fair Value of Derivatives - Other	879	(1,271)

Other Comprehensive Income (Loss) - Net of Tax	812	(1,150)

Comprehensive Income	$6,690	$2,969

	Six Months Ended
	June 30,
	2006	2005
	(As Restated See Note 12)	(As Restated See Note 12)

Net Income	$36,616	$30,833

Other Comprehensive Income (Loss), Net of Tax:

Change in Fair Value of Investments	90	78
Change in Fair Value of Derivatives - Other	2,103	(886)

Other Comprehensive Income (Loss) - Net of Tax	2,193	(808)

Comprehensive Income	$38,809	$30,025

The accompanying notes are an integral part of the consolidated financial statements.

SJI - 6

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)
	Six Months Ended
	June 30,
	2006	2005
	(As Restated See Note 12)	(As Restated See Note 12)
Cash Flows from Operating Activities:
Income from Continuing Operations	$36,845	$31,159
Adjustments to Reconcile Income from Continuing Operations
to Net Cash Provided by Operating Activities:
Depreciation and Amortization	13,684	13,287
Unrealized (Gain) Loss on Derivatives - Energy Related	(9,984)	5,659
Provision for Losses on Accounts Receivable	335	1,925
Stock-Based Compensation Charge	468	745
Revenues and Fuel Costs Deferred - Net	4,844	(4,943)
Deferred and Noncurrent Income Taxes and Credits - Net	2,815	3,013
Environmental Remediation Costs - Net	(3,513)	(797)
Gas Plant Cost of Removal	(670)	(443)
Changes in:
Accounts Receivable	87,509	49,594
Inventories	4,593	7,794
Other Prepayments and Current Assets	(625)	(1,389)
Prepaid and Accrued Taxes - Net	(6,308)	(1,071)
Accounts Payable and Other Accrued Liabilities	(96,256)	(30,888)
Other Assets	(9,136)	6,858
Other Liabilities	10,562	461
Discontinued Operations	12	(462)

Net Cash Provided by Operating Activities	35,175	80,502

Cash Flows from Investing Activities:
Net (Purchase of) Proceeds from Sale of Restricted Investments	(21,284)	12,041
Capital Expenditures	(42,253)	(38,802)
Net Other	(650)	395

Net Cash Used in Investing Activities	(64,187)	(26,366)

Cash Flows from Financing Activities:
Net Repayments of Lines of Credit	(2,700)	(38,775)
Proceeds from Issuance of Long-Term Debt	41,400	-
Principal Repayments of Long-Term Debt	(2,334)	(12,788)
Dividends on Common Stock	(6,551)	(5,921)
Proceeds from Sale of Common Stock	2,535	4,683
Payments for Issuance of Long-Term Debt	(1,286)	(100)
Premium for Early Retirement of Long-Term Debt	-	(184)
Redemption of Preferred Stock	-	(1,690)

Net Cash Provided by (Used in) Financing Activities	31,064	(54,775)

Net Increase (Decrease) in Cash and Cash Equivalents	2,052	(639)
Cash and Cash Equivalents at Beginning of Period	4,884	5,272

Cash and Cash Equivalents at End of Period	$6,936	$4,633

Supplemental Disclosures of Non-Cash Investing Activities:
Capital Expenditures acquired on account but unpaid as of June 30	$7,419	$9,710

The accompanying notes are an integral part of the consolidated financial statements.

SJI - 7

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	June 30,	December 31,
	2006	2005
Assets	(As Restated See Note 12)

Property, Plant and Equipment:
Utility Plant, at original cost	$1,055,207	$1,030,028
Accumulated Depreciation	(248,236)	(241,242)
Nonutility Property and Equipment, at cost	104,609	94,623
Accumulated Depreciation	(7,033)	(6,061)

Property, Plant and Equipment - Net	904,547	877,348

Investments:
Available-for-Sale Securities	5,817	5,642
Restricted	29,518	8,234
Investment in Affiliates	1,473	2,094

Total Investments	36,808	15,970

Current Assets:
Cash and Cash Equivalents	6,936	4,884
Accounts Receivable	96,104	138,139
Unbilled Revenues	12,756	59,066
Provision for Uncollectibles	(5,370)	(5,871)
Natural Gas in Storage, average cost	128,142	117,542
Materials and Supplies, average cost	2,989	4,758
Deferred Income Taxes - Net	-	624
Prepaid Taxes	17,781	13,061
Derivatives - Energy Related Assets	19,758	24,408
Other Prepayments and Current Assets	6,054	5,415

Total Current Assets	285,150	362,026

Regulatory and Other Noncurrent Assets:
Regulatory Assets	128,513	122,486
Prepaid Pension	28,920	30,075
Derivatives - Energy Related Assets	8,145	5,080
Derivatives - Other	3,041	-
Unamortized Debt Issuance Costs	8,181	7,147
Contract Receivables	13,920	14,766
Other	6,692	6,814

Total Regulatory and Other Noncurrent Assets	197,412	186,368

Total Assets	$1,423,917	$1,441,712
The accompanying notes are an integral part of the consolidated financial statements.

SJI - 8

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	June 30,	December 31,
	2006	2005
Capitalization and Liabilities	(As Restated See Note 12)

Common Equity:
Common Stock	$36,471	$36,228
Premium on Common Stock	234,939	231,861
Accumulated Other Comprehensive Loss	(2,252)	(4,445)
Retained Earnings	153,500	130,001

Total Common Equity	422,658	393,645

Long-Term Debt	358,133	319,066

Total Capitalization	780,791	712,711

Minority Interest	458	394

Current Liabilities:
Notes Payable	144,600	147,300
Current Maturities of Long-Term Debt	2,363	2,364
Accounts Payable	75,234	179,023
Customer Deposits and Credit Balances	21,144	12,534
Environmental Remediation Costs	24,418	18,165
Taxes Accrued	5,946	7,456
Derivatives - Energy Related Liabilities	28,375	21,957
Deferred Income Taxes - Net	4,529	-
Deferred Contract Revenues	3,886	5,077
Dividends Payable	6,565	-
Interest Accrued	6,260	6,258
Other Current Liabilities	3,359	6,077

Total Current Liabilities	326,679	406,211

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	168,642	169,423
Investment Tax Credits	2,633	2,795
Pension and Other Postretirement Benefits	18,263	18,942
Asset Retirement Obligations	23,363	22,588
Environmental Remediation Costs	32,368	42,489
Derivatives - Energy Related Liabilities	9,206	4,895
Derivatives - Other	-	491
Regulatory Liabilities	55,159	54,002
Other	6,355	6,771

Total Deferred Credits
and Other Noncurrent Liabilities	315,989	322,396

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$1,423,917	$1,441,712

The accompanying notes are an integral part of the consolidated financial statements.

SJI - 9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Consolidation— The consolidated financial statements include the accounts of South Jersey Industries, Inc. (SJI), its wholly owned subsidiaries and subsidiaries in which we have a controlling interest. We eliminate all significant intercompany accounts and transactions. In our opinion, the consolidated financial statements reflect all normal and recurring adjustments needed to fairly present SJI’s financial position and operating results at the dates and for the periods presented. Our businesses are subject to seasonal fluctuations and, accordingly, this interim financial information should not be the basis for estimating the full year’s operating results. These financial statements should be read in conjunction with SJI’s 2005 Form 10-K and annual report and 2006 Form 10-K which includes restated amounts for 2005 (See Note 12).

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

SJI - 10

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

SJI - 11

Derivative Instruments (Restated) — Certain SJI subsidiaries are involved in buying, selling, transporting and storing natural gas and buying and selling retail electricity for their own accounts as well as managing these activities for other third parties. These subsidiaries are subject to market risk due to commodity price fluctuations. To manage this risk, our companies enter into a variety of physical and financial transactions including forward contracts, swap agreements, options contracts and futures contracts.

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

SJI accounts for derivative instruments in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. We record all derivatives, whether designated in hedging relationships or not, on the consolidated balance sheets at fair value unless the derivative contracts qualify for the normal purchase and sale exemption. In general, if the derivative is designated as a fair value hedge, we recognize the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk in earnings. We currently have no fair value hedges. If the derivative is designated as a cash flow hedge, we record the effective portion of the hedge in Other Comprehensive Income (Loss) and recognize it in the income statement when the hedged item affects earnings. However, due to the application of regulatory accounting principles under FASB Statement No. 71, derivatives related to SJG’s gas purchases are recorded through the BGSS. We recognize ineffective portions of cash flow hedges immediately in earnings.  We currently have no energy related derivative instruments designated as cash flow hedges.  We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives, strategies for undertaking various hedge transactions and our methods for assessing and testing correlation and hedge ineffectiveness. All hedging instruments are linked to the hedged asset, liability, firm commitment or forecasted transaction.

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

SJI - 12

SJRG manages its portfolio of purchases and sales, as well as natural gas in storage, using a variety of instruments that include forward contracts, swap agreements, options contracts and futures contracts. SJI measures the fair value of the contracts and records these as Derivatives — Energy Related Assets or Derivatives — Energy Related Liabilities on our consolidated balance sheets. For those derivatives not designated as hedges, we recorded the net unrealized pre-tax loss of $(2.7) million, and $(9.7) million in earnings during the three months ended June 30, 2006 and 2005, respectively, which are included with realized gains and losses in Operating Revenues — Nonutility. For the six months ended June 30, 2006 and 2005, we recorded the net unrealized pre-tax gain (loss) of $10.0 and $(5.7) million, respectively which are included with realized gains and losses in Operating Revenues — Nonutility.

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

SJI - 13

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

SJI - 14

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

SJI - 15

Regulatory Assets & Liabilities— Regulatory Assets at June 30, 2006 and December 31, 2005, consisted of the following items (in thousands):

	Years Remaining as of June 30, 2006	June 30, 2006	December 31, 2005
Environmental Remediation Costs:
Expended — Net	Various	$12,860	$9,350
Liability for Future Expenditures	Not Applicable	52,863	56,717
Income Taxes — Flowthrough
Depreciation	5	5,174	5,663
Deferred Fuel Costs — Net	Various	18,562	21,237
Deferred Asset Retirement Obligation Costs	Not Applicable	20,498	19,986
Deferred Postretirement Benefit Costs	7	2,457	2,646
Temperature Adjustment Clause Receivable	Various	9,131	1,003
Societal Benefit Costs	Various	4,000	2,691
Premium for Early Retirement of Debt	Various	1,613	1,694
Other	Not Applicable	1,355	1,499
Total Regulatory Assets		$128,513	$122,486

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

SJI - 16

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

SJI - 17

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

SJI - 18

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

Information about SJI's operations in different operating segments for the three and six months ended June 30 is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005
	(Restated)	(Restated)	(Restated)	(Restated)
Operating Revenues:
Gas Utility Operations	$105,006	$86,083	$382,087	$300,620
Wholesale Gas Operations	4,534	(2,242)	26,519	9,260
Retail Gas and Other Operations	34,709	41,060	93,772	115,547
Retail Electric Operations	11,629	16,846	24,665	39,544
On-Site Energy Production	6,227	6,329	14,070	12,827
Appliance Service Operations	3,576	3,768	7,350	7,193
Corporate and Services	3,020	509	6,190	1,049
Subtotal	168,701	152,353	554,653	486,040
Intersegment Sales	(14,932)	(3,838)	(28,272)	(9,013)
Total Operating Revenues	$153,769	$148,515	$526,381	$477,027

Operating Income:
Gas Utility Operations	$9,560	$10,134	$52,740	$53,294
Wholesale Gas Operations	2,695	(3,383)	15,400	1,259
Retail Gas and Other Operations	(625)	1,987	(1,725)	2,290
Retail Electric Operations	1,574	427	2,082	861
On-Site Energy Production	1,486	1,889	3,507	3,513
Appliance Service Operations	498	1,090	1,250	1,788
Corporate and Services	139	(259)	302	(445)
Total Operating Income	$15,327	$11,885	$73,556	$62,560

Depreciation and Amortization:
Gas Utility Operations	$6,195	$6,169	$12,524	$12,238
Wholesale Gas Operations	2	3	5	7
Retail Gas and Other Operations	3	3	5	6
Appliance Services Operations	58	46	115	82
On-Site Energy Production	461	455	922	901
Corporate and Services	52	26	113	53
Discontinued Operations	-	-	-	-
Total Depreciation and Amortization	$6,771	$6,702	$13,684	$13,287

Property Additions:
Gas Utility Operations	$16,255	$18,193	$29,249	$30,295
Wholesale Gas Operations	-	-	3	-
Retail Gas and Other Operations	5	-	5	3
Appliance Service Operations	125	30	170	57
On-Site Energy Production	6,715	7,652	9,460	13,043
Corporate and Services	180	2	388	7
Discontinued Operations	-	-	-	-
Total Property Additions	$23,280	$25,877	$39,275	$43,405

SJI - 19

	June 30, 2006	December 31, 2005

	(Restated)
Identifiable Assets:
Gas Utility Operations	$1,165,892	$1,167,398
Wholesale Gas Operations	115,149	124,922
Retail Gas and Other Operations	33,777	50,880
Retail Electric Operations	4,464	7,751
Appliance Service Operations	13,260	13,624
On-Site Energy Production	119,833	105,822
Discontinued Operations	400	408
Subtotal	1,452,775	1,470,805
Corporate and Services	73,679	70,379
Intersegment Assets	(102,537)	(99,472)
Total Identifiable Assets	$1,423,917	$1,441,712

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

SJI - 20

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

SJI - 21

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

SJI - 22

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

SJI - 23

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

SJI - 24

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

SJI - 25

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

12. RESTATEMENT OF FINANCIAL INFORMATION:

In February 2007, and subsequent to the issuance of the Company’s financial statements for the three and six months ended June 30, 2006, management and the audit committee determined that its documentation for selected hedge transactions did not meet the requirements of paragraph 28 of Statement of Financial Accounting Standards  No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) which states that the forecasted transaction being hedged should be described with sufficient specificity so that when the transaction occurs, it is clear whether that transaction is or is not the hedged transaction. The documentation of these hedges did not contain sufficient specificity. Consequently, these hedges do not qualify for hedge accounting treatment.

In addition, management expected certain costs related to a supply contract to be reimbursed by the customer during the year. However, collection of these amounts was not assured and therefore $0.4 million and $1.5 million of these costs ($0.2 million and $0.9 million on an after-tax basis) that were previously deferred, should have been recognized in the three and six months ended June 30, 2006.

As a result, we are restating herein our condensed consolidated financial statements as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 to correct these accounting errors.

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

During the third quarter of 2006 and subsequent to the issuance of the Company’s financial statements for the six months ended June 30, 2006, the Company determined that $6.6 million and $6.2 million of declared dividends for the six months ended June 30, 2006 and 2005 respectively, were included in Dividends on Common Stock within financing activities on the Condensed Consolidated Statements of Cash Flows rather than a decrease in the Changes in Accounts Payable and Other Accrued Liabilities within operating activities. The Company did not consider the impact of these amounts to be material to the overall presentation of the consolidated financial statements. This adjustment is reflected in the Restated amounts seen below for the six months ended June 30, 2006 and 2005.

Also during the third quarter of 2006, and subsequent to the issuance of the Company's financial statements as of June 30, 2006, the Company determined that $9.1 million to be collected under the Temperature Adjustment Clause were included in Accounts Receivable rather than Regulatory Assets on the Consolidated Balance Sheets.  The Company did not consider the impact of these amounts to be material to the overall presentation of the consolidated financial statements as of June 30, 2006.  This adjustment is reflected in the Restated amounts seen below.

SJI - 26

EFFECTS OF RESTATEMENT — The following tables set forth the effects of the restatement on affected line items within our previously reported financial statements:

	Three Months Ended June 30, 2006		Three Months Ended June 30, 2005
	As Previously		As Previously
Consolidated Statements of Income	Reported	As Restated	Reported	As Restated

Nonutility Revenue	60,425	58,662	69,280	63,756
Total Operating Revenues	155,532	153,769	154,039	148,515
Cost of Sales - Nonutility	47,484	47,907	53,787	53,786
Total Operating Expenses	138,019	138,442	136,631	136,630
Operating Income	17,513	15,327	17,408	11,885
Income Before Income Taxes	11,942	9,756	12,431	6,908
Income Taxes	(5,044)	(4,146)	(5,091)	(2,822)
Income from Continuing Operations	7,229	5,941	7,555	4,301
Net Income	7,166	5,878	7,373	4,119
Basic Earnings per Common Share - Continuing Operations	0.248	0.204	0.270	0.154
Basic Earnings per Common Share	0.246	0.202	0.264	0.148
Diluted Earnings per Common Share - Continuing Operations	0.247	0.203	0.268	0.153
Diluted Earnings per Common Share	0.245	0.201	0.262	0.147

	Six Months Ended June 30, 2006		Six Months Ended June 30, 2005
	As Previously		As Previously
Consolidated Statements of Income	Reported	As Restated	Reported	As Restated

Nonutility Revenue	155,880	161,753	185,683	180,101
Total Operating Revenues	520,508	526,381	482,609	477,027
Cost of Sales - Nonutility	129,540	131,085	160,255	160,255
Total Operating Expenses	451,280	452,825	414,467	414,467
Operating Income	69,228	73,556	68,141	62,560
Income Before Income Taxes	57,439	61,767	58,243	52,662
Income Taxes	(23,854)	(25,632)	(24,205)	(21,912)
Income from Continuing Operations	34,295	36,845	34,447	31,159
Net Income	34,066	36,616	34,121	30,833
Basic Earnings per Common Share - Continuing Operations	1.179	1.266	1.236	1.118
Basic Earnings per Common Share	1.171	1.258	1.224	1.106
Diluted Earnings per Common Share - Continuing Operations	1.176	1.263	1.226	1.109
Diluted Earnings per Common Share	1.168	1.255	1.214	1.097

	Three Months Ended June 30, 2006		Three Months Ended June 30, 2005
	As Previously		As Previously
Consolidated Statements of Comprehensive Income	Reported	As Restated	Reported	As Restated

Net Income	7,166	5,878	7,373	4,119
Change in Fair Value of Derivatives - Energy Related	(832)	-	(4,538)	-
Other Comprehensive Income (Loss) - Net of Tax	(20)	812	(5,688)	(1,150)
Comprehensive Income	7,146	6,690	1,685	2,969

	Six Months Ended June 30, 2006		Six Months Ended June 30, 2005
	As Previously		As Previously
Consolidated Statements of Comprehensive Income	Reported	As Restated	Reported	As Restated

Net Income	34,066	36,616	34,121	30,833
Change in Fair Value of Derivatives - Energy Related	3,665	-	(4,581)	-
Other Comprehensive Income (Loss) - Net of Tax	5,858	2,193	(5,389)	(808)
Comprehensive Income	39,924	38,809	28,732	30,025

	Six Months Ended June 30, 2006		Six Months Ended June 30, 2005
	As Previously		As Previously
Consolidated Statements of Cash Flows	Reported	As Restated	Reported	As Restated

Income from Continuing Operations	34,295	36,845	34,447	31,159
Unrealized Gain on Derivatives - Energy Related	(3,761)	(9,984)	(2,117)	5,659
Deferred and Noncurrent Income Taxes and Credits - Net	258	2,815	6,208	3,013
Accounts Receivable	78,259	87,509	49,594	49,594
Inventories	4,243	4,593	9,988	7,794
Prepaid and Accrued Taxes - Net	(5,529)	(6,308)	(1,972)	(1,071)
Accounts Payable and Other Accrued Liabilities	(90,114)	(96,256)	(24,682)	(30,888)
Other Assets	(1,008)	(9,136)	6,858	6,858
Net Cash Provided by Operating Activities	41,740	35,175	86,708	80,502
Dividends on Common Stock	(13,116)	(6,551)	(12,127)	(5,921)
Net Cash Provided by (Used in) Financing Activities	24,499	31,064	(60,981)	(54,775)

SJI - 27

	June 30, 2006
	As Previously
Consolidated Balance Sheets	Reported	As Restated

Accounts Receivable	106,357	96,104
Natural Gas in Storage, average cost	128,492	128,142
Total Current Assets	295,753	285,150
Regulatory Assets	119,382	128,513
Total Regulatory and Noncurrent Assets	188,281	197,412
Total Assets	1,425,389	1,423,917
Accumulated Other Comprehensive (Loss) Income	(2,942)	(2,252)
Retained Earnings	155,306	153,500
Total Common Equity	423,774	422,658
Total Capitalization	781,907	780,791
Accounts Payable	74,811	75,234
Taxes Accrued	6,725	5,946
Total Current Liabilities	327,035	326,679
Total Capitalization and Liabilities	1,425,389	1,423,917

SJI - 28

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

RESTATEMENT — As discussed in Note 12 to the consolidated financial statements, the Company's financial statements as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 have been restated.  The accompanying management's discussion and analysis gives effect to that restatement.

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

SJI - 30

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

SJI - 32

Operating Revenues — Nonutility (Restated)— Combined revenues for SJI’s nonutility businesses, net of intercompany transactions, decreased by $5.1 million and $18.3 million for the three and six months ended June 30, 2006, respectively, compared with the same periods of 2005.

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

SJE’s revenues from retail electricity decreased by $5.5 million and $15.2 million for the three and six months ended June 30, 2006, compared with the same periods of 2005, due mainly to the loss of revenues from a large school contract that was not renewed in May 2005. This decrease was partially offset by higher electricity commodity prices and the addition of several industrial customers.

SJRG’s revenues increased by $6.9 million and $17.5 million for the three and six months ended June 30, 2006, respectively, compared with the same periods of 2005.  Of this increase, $8.1 million and $16.4 million, relate to the net change in mark to market gain recorded on forward financial contracts.  Due to price volatility, SJRG recorded a net unrealized loss of $2.7 million for the three months ended June 30, 2006 compared with $10.8 million for the same period of 2005.  For the six months ended June 30, 2006, SJRG recorded a net unrealized gain of $10.0 million compared with a net unrealized loss of $6.4 million recorded in the same period of 2005. Operationally, the increase related to higher gas prices was partially offset by lower sales volume attributable to SJE’s turnback of their residential customers to SJG in September 2005.

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

Cost of Sales — Nonutility (Restated)— Combined cost of sales for SJI’s nonutility businesses, net of intercompany transactions, decreased $9.2 million and $29.2 million for the three and six months ended June 30, 2006, respectively, compared with the same periods of 2005.

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

SJI - 34

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

Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $35.2 million and $80.5 million for the six months ended June 30, 2006 and 2005, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, inventory utilization and gas cost recoveries. Net cash provided by operating activities for the first half of 2006 was impacted by higher gas costs and warmer weather than experienced during the same period of 2005. The larger than normal change in Accounts Payable was the primary cause of the decrease in operating cash flow. High gas costs boosted payable levels at the end of 2005 and warm weather and lower customer utilization rates experienced during 2006 resulted in higher than normal levels of natural gas in storage that had been paid for as of June 30, 2006. Typically, we would be buying more gas during the second quarter to inject into storages that had been depleted during the winter season, causing payables to rise.

We use short-term borrowings under lines of credit from commercial banks to supplement cash from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, we refinance short-term debt incurred to finance capital expenditures with long-term debt.

SJI - 35

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

SJI’s capital structure was as follows:

	As of June 30, 2006	As of December 31, 2005

Common Equity	45.6%	45.6%
Long-Term Debt	38.6%	37.3%
Short-Term Debt	15.8%	17.1%
Total	100.0%	100.0%

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

SJI - 36

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

SJI - 37

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

SJI - 38

SJRG and SJE entered into certain contracts to purchase, sell, and transport natural gas. For those derivatives not designated as hedges, we recorded the net unrealized pre-tax loss of $(2.7) million and $(9.7) million in earnings during the three months ended June 30, 2006 and 2005, respectively, which are included with realized gains and losses in Operating Revenues — Nonutility. For the six months ended June 30, 2006, we recorded the net unrealized pre-tax gain (loss) of $10.0 and $(5.7) million, respectively. Typically, SJRG's, SJE's, and SJG’s contracts are less than 12 months long. The fair value and maturity of all these energy trading contracts determined using mark-to-market accounting as of June 30, 2006 is as follows (in thousands):

Assets
	Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Beyond 3 Years	Total

Prices Actively Quoted	NYMEX	$11,587	$4,987	$827	$17,401
Other External Sources	Basis	8,171	2,283	48	10,502

Total		$19,758	$7,270	$875	$27,903

Liabilities	Source of	Maturity	Maturity	Beyond
	Fair Value	< 1 Year	1 - 3 Years	3 Years	Total

Prices Actively Quoted	NYMEX	$22,181	$7,368	$774	$30,324

Other External Sources	Basis	6,194	1,063	—	7,257

Total		$28,375	$8,431	$774	$37,581

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

SJI - 39

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

Item 4. Controls and Procedures (Restated)

Disclosure Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2006 in connection with the filing of the original Form 10-Q on August 9, 2006. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that these disclosure controls and procedures were effective.

Subsequent to the evaluation made in connection with the filing of the Form 10-Q for the three and six months ended June 30, 2006 and in connection with the restatement and the filing of this Form 10-Q/A, the Company’s management, with the participation of its chief executive officer and chief financial officer, reevaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures and concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2006 due to the following material weakness:

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

SJI - 40

This material weakness resulted in the restatement of the Company’s previously issued consolidated financial statements as more fully described in Note 12 to the consolidated financial statements.

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company's internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Subsequent to June 30, 2006, the Company has discontinued the use of hedge accounting for energy contracts and is currently evaluating whether it will be used in future periods. Prior to applying hedge accounting, the Company will ensure that appropriate procedures have been implemented to comply with the provisions of SFAS 133.

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

SJI - 42

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

SJI - 43

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

SJI - 44