Form 10-Q/A
period 2006-09-30
SOUTH JERSEY INDUSTRIES INC
filed 2007-04-09
CIK 91928

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

EXPLANATORY NOTE

This Form 10-Q/A amends the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006, which was filed on November 9, 2006.

The amendment is a result of the restatement of the Company’s consolidated financial statements and related financial information for the three and nine month periods ended September 30, 2006 and 2005.

The Company is restating its previously filed financial statements and other financial information for the above referenced periods because management determined that the documentation for selected hedge transactions did not meet the requirements of Statement of Financial Accounting Standards  No. 133 “Accounting for Derivative Instruments and Hedging Activities.”

In addition, the Company’s previously filed financial statements and other financial information for the three and nine months ended September 30, 2006 is being restated to appropriately reflect costs related to a supply contract that were previously deferred.

See Note 13 to the Consolidated Financial Statements included in Item 1 - Financial Statements for a more detailed discussion of the restatement.

The Company is also filing amended Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006 to correct the errors described above. Previously filed consolidated financial statements as of and for the years ended December 31, 2005 and 2004 have been restated on the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which was filed on March 1, 2007.

All of the information in this Form 10-Q/A is as of November 9, 2006, the date the Company originally filed its Form 10-Q with the Securities and Exchange Commission, and does not reflect any subsequent information or events other than the restatement discussed in Note 13 to the Consolidated Financial Statements appearing in this Form 10-Q/A. For the convenience of the reader, this Form 10-Q/A sets forth the originally filed Form 10-Q in its entirety. However, the following items have been amended solely as a result of, and to reflect, the restatement, and no other information in the Form 10-Q/A is amended hereby as a result of the restatement:

Part I, Item 1 - Financial Statements

Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk of the Company

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

Item 1. Financial Statements (Restated) — See Pages 4 through 28

SJI - 3

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Three Months Ended
	September 30,
	2006	2005
	(As Restated See Note 13)	(As Restated See Note 13)
Operating Revenues:
Utility	$73,541	$89,053
Nonutility	81,164	54,547

Total Operating Revenues	154,705	143,600

Operating Expenses:
Cost of Sales - Utility	50,840	66,428
Cost of Sales - Nonutility	46,110	56,003
Operations	15,596	15,332
Maintenance	1,454	1,456
Depreciation	6,646	6,052
Energy and Other Taxes	1,783	1,733

Total Operating Expenses	122,429	147,004

Operating Income (Loss)	32,276	(3,404)

Other Income and Expense	639	(51)

Interest Charges	(7,462)	(5,326)

Income (Loss) Before Income Taxes	25,453	(8,781)

Income Taxes	(10,584)	3,402

Equity in Affiliated Companies	196	183

Income (Loss) from Continuing Operations	15,065	(5,196)

Loss from Discontinued Operations - Net	(149)	(191)

Net Income (Loss)	$14,916	$(5,387)

Basic Earnings Per Common Share:
Continuing Operations	$0.515	$(0.184)
Discontinued Operations - Net	$(0.005)	$(0.007)

Basic Earnings Per Common Share	$0.510	$(0.191)

Average Shares of Common Stock Outstanding - Basic	29,225	28,244

Diluted Earnings Per Common Share:
Continuing Operations	$0.514	$(0.184)
Discontinued Operations - Net	$(0.005)	$(0.007)

Diluted Earnings Per Common Share	$0.509	$(0.191)

Average Shares of Common Stock Outstanding - Diluted	29,320	28,459

Dividends Declared per Common Share	$0.2250	$0.2125

The accompanying notes are an integral part of the consolidated financial statements.

SJI - 4

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Nine Months Ended
	September 30,
	2006	2005
	(As Restated See Note 13)	(As Restated See Note 13)
Operating Revenues:
Utility	$438,168	$385,980
Nonutility	242,917	234,647

Total Operating Revenues	681,085	620,627

Operating Expenses:
Cost of Sales - Utility	318,041	262,189
Cost of Sales - Nonutility	177,195	216,258
Operations	48,005	51,661
Maintenance	4,224	4,460
Depreciation	19,384	17,895
Energy and Other Taxes	8,405	9,008

Total Operating Expenses	575,254	561,471

Operating Income	105,831	59,156

Other Income and Expense	1,434	278

Interest Charges	(20,045)	(15,553)

Income Before Income Taxes	87,220	43,881

Income Taxes	(36,216)	(18,510)

Equity in Affiliated Companies	906	593

Income from Continuing Operations	51,910	25,964

Loss from Discontinued Operations - Net	(378)	(517)

Net Income	$51,532	$25,447

Basic Earnings Per Common Share:
Continuing Operations	$1.781	$0.927
Discontinued Operations - Net	$(0.013)	$(0.018)

Basic Earnings Per Common Share	$1.768	$0.909

Average Shares of Common Stock Outstanding - Basic	29,140	27,999

Diluted Earnings Per Common Share:
Continuing Operations	$1.777	$0.919
Discontinued Operations - Net	$(0.013)	$(0.018)

Diluted Earnings Per Common Share	$1.764	$0.901

Average Shares of Common Stock Outstanding - Diluted	29,215	28,221

Dividends Declared per Common Share	$0.6750	$0.6375

The accompanying notes are an integral part of the consolidated financial statements.

SJI - 5

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	September 30,
	2006	2005
	(As Restated See Note 13)	(As Restated See Note 13)

Net Income (Loss)	$14,916	$(5,387)

Other Comprehensive (Loss) Income, Net of Tax:

Change in Fair Value of Investments	109	100
Change in Fair Value of Derivatives - Other	(1,780)	892

Other Comprehensive (Loss) Income - Net of Tax	(1,671)	992

Comprehensive Income (Loss)	$13,245	$(4,395)

	Nine Months Ended
	September 30,
	2006	2005
	(As Restated See Note 13)	(As Restated See Note 13)

Net Income	$51,532	$25,447

Other Comprehensive Income, Net of Tax:

Change in Fair Value of Investments	199	178
Change in Fair Value of Derivatives - Other	323	7

Other Comprehensive Income - Net of Tax	522	185

Comprehensive Income	$52,054	$25,632

The accompanying notes are an integral part of the consolidated financial statements.

SJI - 6

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)
	Nine Months Ended
	September 30,
	2006	2005
	(As Restated See Note 13)	(As Restated See Note 13)
Cash Flows from Operating Activities:
Income from Continuing Operations	$51,910	$25,964
Adjustments to Reconcile Income from Continuing Operations
to Net Cash Provided by Operating Activities:
Depreciation and Amortization	20,811	20,166
Unrealized (Gain) Loss on Derivatives - Energy Related	(30,988)	23,569
Provision for Losses on Accounts Receivable	468	1,670
Stock-Based Compensation Charge	702	1,135
Revenues and Fuel Costs Deferred - Net	12,254	(8,003)
Deferred and Noncurrent Income Taxes and Credits - Net	14,143	10,158
Environmental Remediation Costs - Net	(5,485)	(2,116)
Gas Plant Cost of Removal	(1,096)	(679)
Changes in:
Accounts Receivable	104,576	58,320
Inventories	(31,272)	(45,762)
Other Prepayments and Current Assets	(855)	(1,417)
Prepaid and Accrued Taxes - Net	(14,418)	(11,077)
Accounts Payable and Other Accrued Liabilities	(98,985)	16,437
Other Assets	(8,207)	7,280
Other Liabilities	10,691	2,504
Discontinued Operations	470	(487)

Net Cash Provided by Operating Activities	24,719	97,662

Cash Flows from Investing Activities:
Net (Purchase of) Proceeds from Sale of Restricted Investments	(22,797)	3,993
Capital Expenditures	(58,377)	(69,624)
Other	(650)	635

Net Cash Used in Investing Activities	(81,824)	(64,996)

Cash Flows from Financing Activities:
Net Borrowings From (Repayments of) Lines of Credit	28,300	(20,800)
Proceeds from Issuance of Long-Term Debt	41,400	10,000
Principal Repayments of Long-Term Debt	(2,405)	(22,810)
Dividends on Common Stock	(13,116)	(11,872)
Proceeds from Sale of Common Stock	4,271	16,368
Payments for Issuance of Long-Term Debt	(1,270)	(289)
Premium for Early Retirement of Long-Term Debt	-	(184)
Redemption of Preferred Stock	-	(1,690)

Net Cash Provided by (Used in) Financing Activities	57,180	(31,277)

Net Increase in Cash and Cash Equivalents	75	1,389
Cash and Cash Equivalents at Beginning of Period	4,884	5,272

Cash and Cash Equivalents at End of Period	$4,959	$6,661

Supplemental Disclosures of Non-Cash Investing Activities:
Capital Expenditures unpaid as of September 30.	$5,134	$8,015
Proceeds from sale of Investment in Affiliate not yet received.	$1,450	$-

The accompanying notes are an integral part of the consolidated financial statements.

SJI - 7

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	September 30,	December 31,
	2006	2005
	(As Restated See Note 13)
Assets

Property, Plant and Equipment:
Utility Plant, at original cost	$1,067,676	$1,030,028
Accumulated Depreciation	(253,021)	(241,242)
Nonutility Property and Equipment, at cost	104,999	94,623
Accumulated Depreciation	(7,721)	(6,061)

Property, Plant and Equipment - Net	911,933	877,348

Investments:
Available-for-Sale Securities	6,030	5,642
Restricted	31,031	8,234
Investment in Affiliates	1,694	2,094

Total Investments	38,755	15,970

Current Assets:
Cash and Cash Equivalents	4,959	4,884
Accounts Receivable	80,802	138,139
Unbilled Revenues	12,290	59,066
Provision for Uncollectibles	(5,353)	(5,871)
Natural Gas in Storage, average cost	150,596	117,542
Materials and Supplies, average cost	2,976	4,758
Deferred Income Taxes - Net	-	624
Prepaid Taxes	22,355	13,061
Derivatives - Energy Related Assets	39,278	24,408
Other Prepayments and Current Assets	6,279	5,415

Total Current Assets	314,182	362,026

Regulatory and Other Noncurrent Assets:
Regulatory Assets	142,425	122,486
Prepaid Pension	28,341	30,075
Derivatives - Energy Related Assets	30,035	5,080
Derivatives - Other	527	-
Unamortized Debt Issuance Costs	8,028	7,147
Contract Receivables	13,408	14,766
Other	6,951	6,814

Total Regulatory and Other Noncurrent Assets	229,715	186,368

Total Assets	$1,494,585	$1,441,712

The accompanying notes are an integral part of the consolidated financial statements.

SJI - 8

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	September 30,	December 31,
	2006	2005
	(As Restated See Note 13)
Capitalization and Liabilities

Common Equity:
Common Stock	$36,551	$36,228
Premium on Common Stock	236,834	231,861
Accumulated Other Comprehensive Income (Loss)	(3,923)	(4,445)
Retained Earnings	161,837	130,001

Total Common Equity	431,299	393,645

Long-Term Debt	358,078	319,066

Total Capitalization	789,377	712,711

Minority Interest	483	394

Current Liabilities:
Notes Payable	175,600	147,300
Current Maturities of Long-Term Debt	2,347	2,364
Accounts Payable	53,053	179,023
Customer Deposits and Credit Balances	38,119	12,534
Environmental Remediation Costs	19,153	18,165
Taxes Accrued	2,647	7,456
Derivatives - Energy Related Liabilities	45,094	21,957
Deferred Income Taxes - Net	14,153	-
Deferred Contract Revenues	5,420	5,077
Dividends Payable	6,579	-
Interest Accrued	4,922	6,258
Other Current Liabilities	3,399	6,077

Total Current Liabilities	370,486	406,211

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	171,885	169,423
Investment Tax Credits	2,551	2,795
Pension and Other Postretirement Benefits	18,613	18,942
Asset Retirement Obligations	23,676	22,588
Environmental Remediation Costs	42,985	42,489
Derivatives - Energy Related Liabilities	12,086	4,895
Derivatives - Other	507	491
Regulatory Liabilities	55,230	54,002
Other	6,706	6,771

Total Deferred Credits
and Other Noncurrent Liabilities	334,239	322,396

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$1,494,585	$1,441,712

The accompanying notes are an integral part of the consolidated financial statements.

SJI - 9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Consolidation — The consolidated financial statements include the accounts of South Jersey Industries, Inc. (SJI), its wholly owned subsidiaries and subsidiaries in which we have a controlling interest. We eliminate all significant intercompany accounts and transactions. In our opinion, the consolidated financial statements reflect all normal and recurring adjustments needed to fairly present SJI’s financial position and operating results at the dates and for the periods presented. Our businesses are subject to seasonal fluctuations and, accordingly, this interim financial information should not be the basis for estimating the full year’s operating results. These financial statements should be read in conjunction with SJI’s 2005 Form 10-K, annual report and 2006 Form 10-K which includes restated amounts for 2005 (See Note 13).

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

SJI - 11

Management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in identifying, assessing and controlling various risks. Management reviews any open positions in accordance with strict policies to limit exposure to market risk.

SJI accounts for derivative instruments in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. We record all derivatives, whether designated in hedging relationships or not, on the consolidated balance sheets at fair value unless the derivative contracts qualify for the normal purchase and sale exemption. In general, if the derivative is designated as a fair value hedge, we recognize the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk in earnings. We currently have no fair value hedges. If the derivative is designated as a cash flow hedge, we record the effective portion of the hedge in Other Comprehensive Income (Loss) and recognize it in the income statement when the hedged item affects earnings. We recognize ineffective portions of cash flow hedges immediately in earnings. Due to the application of regulatory accounting principles under FASB Statement No. 71, derivatives related to SJG’s gas purchases are recorded through the BGSS. For the three and nine months ended September 30, 2006, and 2005, the ineffective portions of the derivatives designated as cash flow hedges were not material. We curently have no energy related derivative instruments designated as cash flow hedges.  We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives, strategies for undertaking various hedge transactions and our methods for assessing and testing correlation and hedge ineffectiveness. All hedging instruments are linked to the hedged asset, liability, firm commitment or forecasted transaction.

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

SJRG manages its portfolio of purchases and sales, as well as natural gas in storage, using a variety of instruments that include forward contracts, swap agreements, options contracts and futures contracts. SJI measures the fair value of the contracts and records these as Derivatives — Energy Related Assets or Derivatives — Energy Related Liabilities on our consolidated balance sheets. For those derivatives not designated as hedges, we recorded the net unrealized pre-tax gain (loss) of $21.0 million, and $(17.9) million in earnings during the three months ended September 30, 2006 and 2005, respectively, which are included with realized gains and losses in Operating Revenues — Nonutility. For the nine months ended September 30, 2006 and 2005, we recorded the net unrealized pre-tax gain of $31.0 million and a net unrealized pre-tax loss of $(23.6) million, respectively, which are included with realized gains and losses in Operating Revenues — Nonutility.

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

SJI - 12

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

SJI - 13

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

SJI - 14

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

SJI - 15

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

Reclassifications — Certain amounts from prior years have been reclassified to conform to the current year presentation.  In addition $6.3 million of declared dividends were removed from Dividends on Common Stock within financing activities, with an offsetting decrease in Changes in Accounts Payable and Other Accrued Liabilities with operating activities in the Statement of Cash Flows for the nine months ended September 30, 2005. These amounts did not impact previously reported revenue, net income or earnings per share and are considered immaterial to the overall presentation of our consolidated financial statements.

SJI - 16

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

SJI - 17

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

SJI - 18

Information about SJI's operations in different operating segments for the three and nine months ended September 30 is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005
	(Restated)	(Restated)	(Restated)	(Restated)
Operating Revenues:
Gas Utility Operations	$87,714	$89,702	$469,802	$390,322
Wholesale Gas Operations	30,889	(7,031)	57,408	2,229
Retail Gas and Other Operations	26,044	33,422	119,816	148,969
Retail Electric Operations	14,263	19,099	38,928	58,643
On-Site Energy Production	9,550	9,811	23,620	22,638
Appliance Service Operations	3,611	3,457	10,961	10,650
Corporate and Services	2,910	23	9,099	1,072
Subtotal	174,981	148,483	729,634	634,523
Intersegment Sales	(20,276)	(4,883)	(48,549)	(13,896)
Total Operating Revenues	$154,705	$143,600	$681,085	$620,627

Operating Income:
Gas Utility Operations	$2,907	$3,601	$55,647	$56,896
Wholesale Gas Operations	25,093	(10,505)	40,492	(9,246)
Retail Gas and Other Operations	(271)	(234)	(1,996)	2,056
Retail Electric Operations	1,412	253	3,494	1,114
On-Site Energy Production	2,621	3,104	6,128	6,617
Appliance Service Operations	426	688	1,676	2,476
Corporate and Services	88	(311)	390	(757)
Total Operating Income	$32,276	(3,404)	105,831	59,156

Depreciation and Amortization:
Gas Utility Operations	$6,381	$6,339	$18,905	$18,577
Wholesale Gas Operations	2	4	7	11
Retail Gas and Other Operations	2	3	7	9
Appliance Services Operations	60	47	175	129
On-Site Energy Production	622	459	1,544	1,360
Corporate and Services	60	27	173	80
Total Depreciation and Amortization	$7,127	$6,879	$20,811	$20,166

Property Additions:
Gas Utility Operations	$10,416	$23,543	$39,665	$53,838
Wholesale Gas Operations	-	2	3	2
Retail Gas and Other Operations	3	3	8	6
Appliance Service Operations	72	53	242	110
On-Site Energy Production	305	6,047	9,765	19,090
Corporate and Services	61	3	449	10
Total Property Additions	$10,857	$29,651	$50,132	$73,056

SJI - 19

	September 30, 2006	December 31, 2005
	(As Restated See Note 13)
Identifiable Assets:
Gas Utility Operations	$1,196,422	$1,167,398
Wholesale Gas Operations	150,184	124,922
Retail Gas and Other Operations	37,490	50,880
Retail Electric Operations	3,238	7,751
Appliance Service Operations	15,103	13,624
On-Site Energy Production	121,344	105,822
Discontinued Operations	450	408
Subtotal	1,524,231	1,470,805
Corporate and Services	94,586	70,379
Intersegment Assets	(124,232)	(99,472)
Total Identifiable Assets	$1,494,585	$1,441,712

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

SJI - 21

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

SJI - 22

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

SJI - 23

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

SJI - 25

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

13.     RESTATEMENT OF FINANCIAL INFORMATION:

In February 2007, and subsequent to the issuance of the Company’s financial statements for the three and nine months ended September 30, 2006, management and the audit committee determined that its documentation for selected hedge transactions did not meet the requirements of paragraph 28 of Statement of Financial Accounting Standards  No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) which states that the forecasted transaction being hedged should be described with sufficient specificity so that when the transaction occurs, it is clear whether that transaction is or is not the hedged transaction. The documentation of these hedges did not contain sufficient specificity. Consequently, these hedges do not qualify for hedge accounting treatment.

In addition, management expected certain costs related to a supply contract to be reimbursed by the customer during the year. However, collection of these amounts was not assured and therefore $0.4 million and $1.9 million of these costs ($0.2 million and $1.1 million on an after-tax basis) that were previously deferred, should have been recognized in the three and nine months ended September 30, 2006.

As a result, we are restating herein our consolidated financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 to correct these accounting errors.

Prior to the restatement, changes in fair value of derivative instruments that were designated as cash flow hedges of forecasted purchases and sales of natural gas were recorded in Accumulated Other Comprehensive Income (Loss) or in Natural Gas in Storage until the forecasted transaction was recognized in earnings. Subsequent to the restatement, those changes in fair value of derivative instruments previously designated as cash flow hedges are now recorded in the Company’s statements of consolidated income.

SJI - 26

EFFECTS OF RESTATEMENT — The following tables set forth the effects of the restatement on affected line items within our previously reported financial statements:

	Three Months Ended September 30, 2006		Three Months Ended September 30, 2005
	As Previously		As Previously
Consolidated Statements of Income	Reported	As Restated	Reported	As Restated
Nonutility Revenue	59,520	81,164	67,918	54,547
Total Operating Revenues	133,061	154,705	156,971	143,600
Cost of Sales - Nonutility	45,774	46,110	56,003	56,003
Total Operating Expenses	122,093	122,429	147,004	147,004
Operating Income	10,968	32,276	9,968	(3,404)
Income Before Income Taxes	4,145	25,453	4,591	(8,781)
Income Taxes	(1,830)	(10,584)	(2,092)	3,402
Income (Loss) from Continuing Operations	2,511	15,065	2,682	(5,196)
Net Income (Loss)	2,362	14,916	2,491	(5,387)
Basic Earnings per Common Share - Continuing Operations	0.086	0.515	0.095	(0.184)
Basic Earnings per Common Share	0.081	0.510	0.088	(0.191)
Diluted Earnings per Common Share - Continuing Operations	0.086	0.514	0.094	(0.183)
Diluted Earnings per Common Share	0.081	0.509	0.087	(0.191)

	Nine Months Ended September 30, 2006		Nine Months Ended September 30, 2005
	As Previously		As Previously
Consolidated Statements of Income	Reported	As Restated	Reported	As Restated
Nonutility Revenue	215,400	242,917	253,600	234,647
Total Operating Revenues	653,568	681,085	639,580	620,627
Cost of Sales - Nonutility	175,314	177,195	216,258	216,258
Total Operating Expenses	573,373	575,254	561,471	561,471
Operating Income	80,195	105,831	78,109	59,156
Income Before Income Taxes	61,584	87,220	62,834	43,881
Income Taxes	(25,684)	(36,216)	(26,297)	(18,510)
Income from Continuing Operations	36,806	51,910	37,130	25,964
Net Income	36,428	51,532	36,613	25,447
Basic Earnings per Common Share - Continuing Operations	1.263	1.781	1.326	0.927
Basic Earnings per Common Share	1.250	1.768	1.308	0.909
Diluted Earnings per Common Share - Continuing Operations	1.260	1.777	1.315	0.919
Diluted Earnings per Common Share	1.247	1.764	1.297	0.901

	Three Months Ended September 30, 2006		Three Months Ended September 30, 2005
	As Previously		As Previously
Consolidated Statements of Comprehensive Income	Reported	As Restated	Reported	As Restated
Net Income (Loss)	2,362	14,916	2,491	(5,387)
Change in Fair Value of Derivatives - Energy Related	12,769	-	(8,503)	-
Other Comprehensive Income (Loss) - Net of Tax	11,098	(1,671)	(7,511)	992
Comprehensive Income (Loss)	13,460	13,245	(5,020)	(4,395)

	Nine Months Ended September 2006		Nine Months Ended September 2005
	As Previously		As Previously
Consolidated Statements of Comprehensive Income	Reported	As Restated	Reported	As Restated
Net Income	36,428	51,532	36,613	25,447
Change in Fair Value of Derivatives - Energy Related	16,435	-	(13,084)	-
Other Comprehensive Income (Loss) - Net of Tax	16,957	522	(12,899)	185
Comprehensive Income	53,385	52,054	23,714	25,632

	Nine Months Ended September 30, 2006		Nine Months Ended September 30, 2005
	As Previously		As Previously
Consolidated Statements of Cash Flows	Reported	As Restated	Reported	As Restated
Income from Continuing Operations	36,806	51,910	37,130	25,964
Unrealized (Gain) Loss on Derivatives - Energy Related	(3,093)	(30,988)	1,361	23,569
Deferred and Noncurrent Income Taxes and Credits - Net	2,683	14,143	19,282	10,158
Accounts Receivable	103,454	104,576	58,320	58,320
Inventories	(31,650)	(31,272)	(42,508)	(45,762)
Prepaid and Accrued Taxes - Net	(13,490)	(14,418)	(12,413)	(11,077)
Accounts Payable and Other Accrued Liabilities	(99,744)	(98,985)	16,437	16,437

SJI - 27

	September 30, 2006
	As Previously
Consolidated Balance Sheets	Reported	As Restated
Accounts Receivable	81,925	80,802
Natural Gas in Storage, average cost	150,973	150,596
Total Current Assets	315,682	314,182
Total Assets	1,496,085	1,494,585
Accumulated Other Comprehensive Income (Loss)	8,156	(3,923)
Retained Earnings	151,089	161,837
Total Common Equity	432,630	431,299
Total Capitalization	790,708	789,377
Accounts Payable	52,294	53,053
Taxes Accrued	3,575	2,647
Total Current Liabilities	370,655	370,486
Total Capitalization and Liabilities	1,496,085	1,494,585

SJI - 28

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESTATEMENT — As discussed in Note 13 to the consolidated financial statements, the Company's financial statements as of September, 30, 2006, and the three and nine months ended September 30, 2006 and 2005 have been restated.  The accompanying management's discussion and analysis gives effect to that restatement.

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

SJI - 29

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

SJI - 30

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

SJI - 31

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

SJI - 32

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

Operating Revenues — Nonutility (Restated) — Combined revenues for SJI’s nonutility businesses, net of intercompany transactions, increased by $26.6 million and $8.3 million for the three and nine months ended September 30, 2006, respectively, compared with the same periods of 2005.

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

SJI - 33

SJE’s revenues from retail electricity decreased by $4.4 million and $19.7 million for the three and nine months ended September 30, 2006, compared with the same periods of 2005, due mainly to the loss of revenues from a large school contract that was not renewed in May 2005. This decrease was partially offset by higher electricity commodity prices and the addition of several industrial customers.

SJRG’s revenues increased by $37.9 million and $55.2 million for the three and nine months ended September 30, 2006, respectively, compared with the same periods of 2005. Of this increase, $38.3 million and $54.6 million, relate to the net change in mark to market gains recorded on forward financial contracts.  Due to price volatility, SJRG recorded net unrealized gains of $20.8 million and $30.8 million for the three and nine months ended September 30, 2006, respectively, compared with net unrealzed losses of $17.5 million and $23.8 million, respectively, recorded in the same periods of 2005.  Operationally, SJRG contracted for the sale of more volumes during these periods as several customers renewed and extended existing contracts to take advantage of the drop in commodity prices that occurred particularly in the second and third quarters of 2006. Volumes sold to one of our largest customers also increased in 2006 compared with 2005 as that customer took advantage of attractive spreads between natural gas and electricity prices.

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

Cost of Sales — Nonutility (Restated) — Combined cost of sales for SJI’s nonutility businesses, net of intercompany transactions, decreased $9.9 million and $39.0 million for the three and nine months ended September 30, 2006, respectively, compared with the same periods of 2005.

SJE’s cost of retail gas sales decreased by $6.3 million and $23.1 million for the three and nine months ended September 30, 2006, respectively, compared with the same periods of 2005, due mainly to lower volumes of gas sold caused by the loss of residential and commercial customers, which was partially offset by higher gas commodity prices.

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

SJI - 34

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

SJI - 35

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

SJI - 36

Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $24.7 million and $97.7 million for the nine months ended September 30, 2006 and 2005, respectively. Net cash provided by operations varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, inventory utilization and gas cost recovery. Net cash provided by operating activities for the first nine months of 2006 was heavily impacted by high gas costs incurred in 2005 and 2006. Lower natural gas consumption levels due to warm weather and customer conservation experienced since the fourth quarter of 2005 further reduced recoveries of such gas costs. These conditions have resulted in an under-recovery of gas costs from consumers. Higher customer rates were put into place in mid-December 2005 in an effort to enable SJG to fully collect gas costs by October 2006. However, the lower customer utilization rate has slowed the collection of those costs that totaled $9.4 million at September 30, 2006.  Higher gas costs than last year also increased inventory levels for 2006. Also, accounts payable are significantly reduced from last year as we are paying for gas as it is received. Some gas purchases last year contained terms that did not require payment until the first quarter of 2006.

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

SJI - 37

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

SJI’s capital structure was as follows:

	As of September 30, 2006	As of December 31, 2005

Common Equity	44.5%	45.6%
Long-Term Debt	37.1%	37.3%
Short-Term Debt	18.4%	17.1%
Total	100.0%	100.0%

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

SJI - 38

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk (Restated)

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

SJI - 39

SJRG and SJE entered into certain contracts to purchase, sell, and transport natural gas. For those derivatives not designated as hedges, we recorded the net unrealized pre-tax gain (loss) of $21.0 million and $(17.9) million in earnings during the three months ended September 30, 2006 and 2005, respectively, which are included with realized gains and losses in Operating Revenues — Nonutility. For the nine months ended September 30, 2006, we recorded the net unrealized pre-tax gain of $31.0 and a net unrealized loss of $(23.6) million, respectively. Typically, SJRG's, SJE's, and SJG’s contracts are less than 12 months long. The fair value and maturity of all these energy trading contracts determined using mark-to-market accounting as of September 30, 2006 is as follows (in thousands):

Assets
	Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Beyond 3 Years	Total

Prices Actively Quoted	NYMEX	$29,994	$23,908	$1,805	$55,707

Other External Sources	Basis	$9,284	$4,152	$170	$13,606

Total		$39,278	$28,060	$1,975	$69,313

Liabilities	Source of	Maturity	Maturity	Beyond
	Fair Value	< 1 Year	1 - 3 Years	3 Years	Total

Prices Actively Quoted	NYMEX	$36,784	$9,004	$516	$46,304

Other External Sources	Basis	$8,310	$2,566	$-	$10,876

Total		$45,094	$11,570	$516	$57,180

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

SJI - 40

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

Item 4. Controls and Procedures (Restated)

Disclosure Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2006 in connection with the filing of the original Form 10-Q on November 9, 2006. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that these disclosure controls and procedures were effective.

Subsequent to the evaluation made in connection with the filing of the Form 10-Q for the three and nine months ended September 30, 2006 and in connection with the restatement and the filing of this Form 10-Q/A, the Company’s management, with the participation of its chief executive officer and chief financial officer, reevaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures and concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2006 due to the following material weakness:

SJI - 41

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

This material weakness resulted in the restatement of the Company’s previously issued consolidated financial statements as more fully described in Note 13 to the consolidated financial statements.

 Changes in Internal Control Over Financial Reporting

There has not been any change in the Company's internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Subsequent to September 30, 2006, the Company has discontinued the use of hedge accounting for energy contracts and is currently evaluating whether it will be used in future periods. Prior to applying hedge accounting, the Company will ensure that appropriate procedures have been implemented to comply with the provisions of SFAS 133.

SJI - 42

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