Form 10-Q
period 2007-03-31
SOUTH JERSEY INDUSTRIES INC
filed 2007-05-09
CIK 91928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

 As of May 1, 2007, there were 29,465,942 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements  — See Pages 2 through 16

SJI - 2

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Three Months Ended
	March 31,
	2007	2006

Operating Revenues:
Utility	$265,285	$269,521
Nonutility	103,142	103,090

Total Operating Revenues	368,427	372,611

Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	192,965	201,060
- Nonutility	90,505	83,178
Operations	18,908	17,667
Maintenance	1,472	1,405
Depreciation	7,012	6,342
Energy and Other Taxes	5,084	4,731

Total Operating Expenses	315,946	314,383

Operating Income	52,481	58,228

Other Income and Expense	364	149

Interest Charges	(6,969)	(6,366)

Income Before Income Taxes	45,876	52,011

Income Taxes	(18,910)	(21,486)

Equity in Affiliated Companies	205	378

Income from Continuing Operations	27,171	30,903

Loss from Discontinued Operations - (Net of tax benefit)	(148)	(166)

Net Income	$27,023	$30,737

Basic Earnings Per Common Share:
Continuing Operations	$0.925	$1.064
Discontinued Operations	(0.005)	(0.006)

Basic Earnings Per Common Share	$0.920	$1.058

Average Shares of Common Stock Outstanding - Basic	29,361	29,032

Diluted Earnings Per Common Share:
Continuing Operations	$0.922	$1.062
Discontinued Operations	(0.005)	(0.006)

Diluted Earnings Per Common Share	$0.917	$1.056

Average Shares of Common Stock Outstanding - Diluted	29,483	29,100

Dividends Declared per Common Share	$0.2455	$0.2250

The accompanying notes are an integral part of the condensed consolidated financial statements.

SJI - 3

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	March 31,
	2007	2006

Net Income	$27,023	$30,737

Other Comprehensive Income, Net of Tax:*

Unrealized Gain on Equity Investments	66	157
Unrealized Gain on Derivatives - Other	65	1,224

Other Comprehensive Income - Net of Tax*	131	1,381

Comprehensive Income	$27,154	$32,118

* Determined using a combined statutory tax rate of 41.08%.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SJI - 4

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)
	Three Months Ended
	March 31,
	2007	2006

Net Cash Provided by Operating Activities	$119,499	$43,518

Cash Flows from Investing Activities:
Net Proceeds from Sale (Net Purchase) of Restricted Investments	10,241	(8,495)
Capital Expenditures	(12,074)	(20,410)
Other	-	(50)

Net Cash Used in Investing Activities	(1,833)	(28,955)

Cash Flows from Financing Activities:
Net Repayments of Lines of Credit	(112,400)	(25,200)
Proceeds from Issuance of Long-Term Debt	-	16,400
Other	726	559

Net Cash Used in Financing Activities	(111,674)	(8,241)

Net Increase in Cash and Cash Equivalents	5,992	6,322
Cash and Cash Equivalents at Beginning of Period	7,932	4,884

Cash and Cash Equivalents at End of Period	$13,924	$11,206
The accompanying notes are an integral part of the condensed consolidated financial statements.

SJI - 5

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	March 31,	December 31,
	2007	2006

Assets

Property, Plant and Equipment:
Utility Plant, at original cost	$1,090,273	$1,079,614
Accumulated Depreciation	(262,750)	(257,781)
Nonutility Property and Equipment, at cost	108,651	106,657
Accumulated Depreciation	(9,358)	(8,485)

Property, Plant and Equipment - Net	926,816	920,005

Investments:
Available-for-Sale Securities	6,468	6,356
Restricted	12,810	23,051
Investment in Affiliates	1,273	1,368

Total Investments	20,551	30,775

Current Assets:
Cash and Cash Equivalents	13,924	7,932
Accounts Receivable	171,442	117,832
Unbilled Revenues	38,149	39,397
Provision for Uncollectibles	(5,973)	(5,224)
Natural Gas in Storage, average cost	85,773	145,130
Materials and Supplies, average cost	2,964	2,895
Prepaid Taxes	-	12,443
Derivatives - Energy Related Assets	22,169	45,627
Other Prepayments and Current Assets	5,131	5,692

Total Current Assets	333,579	371,724

Regulatory and Other Noncurrent Assets:
Regulatory Assets	178,170	196,962
Derivatives - Energy Related Assets	12,082	23,537
Unamortized Debt Issuance Costs	7,787	7,972
Contract Receivables	12,851	13,654
Other	9,124	8,403

Total Regulatory and Other Noncurrent Assets	220,014	250,528

Total Assets	$1,500,960	$1,573,032

The accompanying notes are an integral part of the condensed consolidated financial statements.

SJI - 6

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	March 31,	December 31,
	2007	2006

Capitalization and Liabilities

Common Equity:
Common Stock	$36,775	$36,657
Premium on Common Stock	240,721	239,763
Accumulated Other Comprehensive Loss	(7,660)	(7,791)
Retained Earnings	193,453	174,407

Total Common Equity	463,289	443,036

Long-Term Debt	357,998	358,022

Total Capitalization	821,287	801,058

Minority Interest	401	461

Current Liabilities:
Notes Payable	82,200	194,600
Current Maturities of Long-Term Debt	2,369	2,369
Accounts Payable	111,723	101,615
Customer Deposits and Credit Balances	16,280	24,982
Margin Account Liability	7,696	-
Environmental Remediation Costs	23,250	26,439
Taxes Accrued	31,477	1,967
Derivatives - Energy Related Liabilities	13,723	42,124
Deferred Income Taxes - Net	5,387	10,687
Deferred Contract Revenues	4,223	5,066
Dividends Payable	7,208	-
Interest Accrued	4,915	6,458
Pension and Other Postretirement Benefits	776	788
Other Current Liabilities	6,183	5,699

Total Current Liabilities	317,410	422,794

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	175,095	177,220
Investment Tax Credits	2,390	2,470
Pension and Other Postretirement Benefits	33,619	33,162
Environmental Remediation Costs	46,450	45,391
Asset Retirement Obligations	24,262	23,970
Derivatives - Energy Related Liabilities	4,851	7,918
Regulatory Liabilities	65,895	50,797
Other	9,300	7,791

Total Deferred Credits
and Other Noncurrent Liabilities	361,862	348,719

Commitments and Contingencies (Note 12)

Total Capitalization and Liabilities	$1,500,960	$1,573,032

The accompanying notes are an integral part of the condensed consolidated financial statements.

SJI - 7

Notes to Condensed Consolidated Financial Statements

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

GENERAL - South Jersey Industries, Inc. (SJI or the Company) currently provides a variety of energy related products and services primarily through the following subsidiaries:

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

BASIS OF PRESENTATION — The condensed consolidated financial statements include the accounts of SJI, its wholly owned subsidiaries and subsidiaries in which we have a controlling interest. All significant intercompany accounts and transactions have been eliminated. In management’s opinion, the condensed consolidated financial statements reflect all normal and recurring adjustments needed to fairly present SJI’s financial position and operating results at the dates and for the periods presented. SJI’s businesses are subject to seasonal fluctuations and, accordingly, this interim financial information should not be the basis for estimating the full year’s operating results. As permitted by the rules and regulations of the Securities and Exchange Commission the accompanying unaudited condensed consolidated financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These financial statements should be read in conjunction with SJI’s 2006 Annual Report on Form 10-K for a more complete discussion of the Company’s accounting policies and certain other information.

REVENUE BASED TAXES — SJI collects certain revenue-based energy taxes from customers. Such taxes include New Jersey State Sales Tax, Transitional Energy Facility Assessment (TEFA) and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. TEFA and PUA are included in both utility revenue and cost of sales and totaled $4.0 million and $3.7 million in the three months ended March 31, 2007 and 2006, respectively.

CAPITALIZED INTEREST — SJG capitalizes interest on construction at the rate of return on rate base utilized by the New Jersey Board of Public Utilities (BPU) to set rates in its last base rate proceeding. Marina capitalizes interest on construction projects in progress based on the actual cost of borrowed funds. SJG’s amounts are included in Utility Plant and Marina’s amounts are included in Nonutility Property and Equipment on the condensed consolidated balance sheets. Interest Charges are presented net of capitalized interest on the condensed consolidated statements of income. SJI capitalized interest of $0.1 million and $0.4 million for the three months ended March 31, 2007 and 2006, respectively.

DERIVATIVE INSTRUMENTS — SJRG manages its portfolio of purchases and sales, as well as natural gas in storage, using a variety of instruments that include forward contracts, swap agreements, options contracts and futures contracts. SJRG measures the fair value of the contracts and records these as Derivatives — Energy Related Assets or Derivatives — Energy Related Liabilities on the condensed consolidated balance sheets. The consolidated net pre-tax unrealized (loss) gain of $(19.3) million, and $13.7 million (previously disclosed as $9.5 million which included certain losses on settled contracts related to gas in storage) in earnings during the three months ended March 31, 2007 and 2006, respectively, which are included with realized gains and losses in Operating Revenues — Nonutility.

SJI - 8

As part of its gas purchasing strategy, SJG uses financial contracts through SJRG to hedge against forward price risk. The costs or benefits of these short-term contracts are recoverable through SJG’s Basic Gas Supply Service (BGSS) clause, subject to BPU approval. As of March 31, 2007 and December 31, 2006, SJG had $2.0 million and $16.7 million of costs, respectively, included in its BGSS related to open financial contracts.

From time to time we enter into interest rate derivatives and similar agreements to hedge exposure to increasing interest rates, and the impact of those rates on our cash flows with respect to our variable-rate debt. We have designated and account for these interest rate derivatives as cash flow hedges which are included in Other Noncurrent Assets and Other Noncurrent Liabilities. There have been no significant changes to the Company’s active interest rate swaps since December 31, 2006 which are described in Note 1 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2006.

The differential to be paid or received as a result of these swap agreements is accrued as interest rates change and is recognized as an adjustment to interest expense. As of March 31, 2007 and December 31, 2006, the net market value of these swaps was not significant.

NEW ACCOUNTING PRONOUNCEMENTS — On January 1, 2007 SJI adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” This Interpretation provides guidance on the recognition and measurement of uncertain tax positions in the financial statements.

As a result of the implementation of FIN 48, SJI recognized a $0.8 million reduction to beginning retained earnings as a cumulative effect adjustment and a noncurrent deferred tax asset of $0.7 million.  The total unrecognized tax benefits as of January 1, 2007 were $1.5 million including $0.5 million of accrued interest and penalties. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is not significant.  The Company’s policy is to record interest and penalties related to unrecognized tax benefits as interest expense and other expense respectively. These amounts were not significant for the three months ended March 31, 2007. There have been no material changes to the unrecognized tax benefits for the three months ended March 31, 2007 and the Company does not anticipate any material changes in the total unrecognized tax benefits within the next 12 months.

The unrecognized tax benefits are primarily related to an uncertainty of state income tax issues and the timing of certain deductions taken on the Company’s income tax returns.  Federal income tax returns from 2003 forward and state income tax returns primarily from 2002 forward are open and subject to examination.

In September 2006, the FASB issued its Staff Position (FSP) on “Accounting for Planned Major Maintenance Activities”. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. This FSP was effective January 1, 2007. This FSP did not have a material effect on the Company’s condensed consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. This statement is effective in fiscal years beginning after November 15, 2007. Management is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial statements.

In January 2007, the FASB posted Statement 133 Implementation Issue No. G26, “Cash Flow Hedges: Hedging Interest Cash Flows on Variable-Rate Assets and Liabilities That Are Not Based on a Benchmark Interest Rate.” This issue provides guidance on the designated risks that can be hedged in a cash flow hedge of a variable-rate financial asset or liability for which the interest rate is not based solely on an index, including situations in which an interest rate is reset through an auction process. This issue is effective April 1, 2007. Management does not anticipate that the adoption of this issue will have a material effect on the Company’s condensed consolidated financial statements.

SJI - 9

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

2. STOCK-BASED COMPENSATION PLAN:

Under the Amended and Restated 1997 Stock-Based Compensation Plan, no more than 2,000,000 shares in the aggregate may be issued to SJI's officers (Officers), non-employee directors (Directors) and other key employees. The plan will terminate on January 26, 2015, unless terminated earlier by the Board of Directors. No options were granted or outstanding during the three months ended March 31, 2007 and no stock appreciation rights have been issued under the plan. During the three months ended March 31, 2007, SJI granted 44,106 restricted shares to Officers, and other key employees. These restricted shares vest over a three-year period and are subject to SJI achieving certain market based performance targets as compared to a peer group average, which can cause the actual amount of shares that ultimately vest to range from between 0% to 150% of the original share units granted. During the three months ended March 31, 2007, SJI did not grant any restricted shares to Directors. Shares issued to Directors vest over a three-year service period but contain no performance conditions. As a result, 100% of the shares granted generally vest.

See Note 2 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2006 for related accounting policy.

The following table summarizes the nonvested restricted stock awards outstanding at March 31, 2007 and the assumptions used to estimate the fair value of the awards:

	Grant	Shares	Fair Value	Expected	Risk-Free
	Date	Outstanding	Per Share	Volatility	Interest Rate

Officers & Key Employees -	Jan. 2005	35,221	$25.155	15.5%	3.4%
	Jan. 2006	39,076	$27.950	16.9%	4.5%
	Jan. 2007	44,106	$29.210	18.5%	4.9%

Directors -	Dec. 2004	5,220	$24.955	-	-
	Dec. 2005	6,340	$29.970	-	-
	Dec. 2006	9,261	$34.020	-	-

Expected volatility is based on the actual daily volatility of SJI’s share price over the preceding three-year period as of the valuation date. The risk-free interest rate is based on the zero-coupon U.S. Treasury Bond, with a term equal to the three-year term of the Officers’ and other key employees’ restricted shares. As notional dividend equivalents are credited to the holders, which are reinvested during the three-year service period, no reduction to the fair value of the award is required. As the Directors’ restricted stock awards contain no performance conditions and notional dividend equivalents are credited to the holder, as though they are reinvested during the three-year service period, the fair value of these awards are equal to the market value of shares on the date of grant.

SJI - 10

The following table summarizes the total compensation cost for the three months ended March 31, 2007 and 2006 (in thousands):

	2007	2006
Officers & Key Employees	$248	$230
Directors	52	33
Total Cost	300	263
Capitalized	(27)	(20)
Net Expense	$273	$243

As of March 31, 2007, there was $2.2 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 2.3 years.

The following table summarizes information regarding restricted stock award activity during the three months ended March 31, 2007 excluding accrued dividend equivalents:

	Officers & Other Key Employees	Directors

Nonvested Shares Outstanding, January 1, 2007	116,432	20,821

Granted	44,106	-
Vested*	(42,135)	-

Nonvested Shares Outstanding, March 31, 2007	118,403	20,821

* Actual shares awarded to officers upon vesting, including dividend equivalents and adjustments for performance measures totaled 69,781 shares.

During the three months ended March 31, 2007 and 2006, SJI awarded 69,781 shares at a market value of $2.3 million and 101,009 shares at a market value of $2.9 million, respectively. The Company has a policy of issuing new shares to satisfy its obligations under these plans; therefore, there are no cash payment requirements resulting from the normal operation of this plan. However, a change in control could result in such shares becoming nonforefeitable or immediately payable in cash.

3.  DISCONTINUED OPERATIONS:

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

Summarized operating results of the discontinued operations for the three months ended March 31, were (in thousands, except per share amounts):

SJI - 11

	2007	2006
Loss before Income Taxes:
Sand Mining	$(217)	$(143)
Fuel Oil	(11)	(112)
Income Tax Benefits	80	89
Loss from Discontinued Operations	$(148)	$(166)
Earnings Per Common Share from
Discontinued Operations Basic and Diluted	$(0.005)	$(0.006)

Losses from sand mining are mainly comprised of environmental remediation and product liability litigation associated with Morie’s prior activities.

 4.  COMMON STOCK:

The following shares were issued and outstanding at March 31:

2007
Beginning Balance, January 1	29,325,593
New Issues During Period:
Dividend Reinvestment Plan	24,438
Stock-Based Compensation Plan	69,781
Ending Balance, March 31,	29,419,812

We recorded the par value ($1.25 per share) of stock issued in Common Stock and recorded the net excess over par value of approximately $1.0 million, in Premium on Common Stock.

EARNINGS PER COMMON SHARE — We present basic EPS based on the weighted-average number of common shares outstanding. EPS is presented in accordance with FASB Statement No. 128, “Earnings Per Share,” which establishes standards for computing and presenting basic and diluted EPS. The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 122,280 and 67,448 shares for the three months ended March 31, 2007 and 2006, respectively. These shares relate to SJI’s restricted stock as discussed in Note 2.

DIVIDEND REINVESTMENT PLAN (DRP) — Newly issued shares of common stock offered through the DRP are issued directly by SJI. As of March 31, 2007, SJI reserved approximately 1.3 million shares of authorized, but unissued, common stock for future issuance through the DRP.

5.  RESTRICTED INVESTMENTS:

In accordance with the terms of the Marina and certain SJG loan agreements, unused proceeds are required to be escrowed pending approved construction expenditures. As of March 31, 2007 and December 31, 2006, the escrowed proceeds, including interest earned, totaled $12.8 million and $12.7 million, respectively.

SJRG maintains a margin account with a national investment firm to support its risk management activities. The balance required to be held in this margin account increases as the net value of the outstanding energy related financial contracts with this investment firm decreases. As of March 31, 2007, there was no balance in this account. As of December 31, 2006, the balance of this account was $10.4 million. As of March 31, 2007, the company is holding $7.7 million in a margin account received from this investment firm as the value of the related financial contracts has increased. This balance is reflected in Margin Account Liability on the condensed consolidated balance sheets.

SJI - 12

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

Information about SJI's operations in different operating segments for the three months ended March 31 is presented below (in thousands):

	2007	2006
Operating Revenues:
Gas Utility Operations	$277,864	$277,081
Wholesale Gas Operations	21,094	21,985
Retail Gas and Other Operations	58,717	59,063
Retail Electric Operations	12,444	13,036
On-Site Energy Production	9,724	7,843
Appliance Service Operations	3,968	3,774
Corporate & Services	3,383	3,170
Subtotal	387,194	385,952
Intersegment Sales	(18,767)	(13,341)
Total Operating Revenues	$368,427	$372,611

Operating Income:
Gas Utility Operations	$46,271	$43,180
Wholesale Gas Operations	3,667	12,705
Retail Gas and Other Operations	(307)	(1,100)
Retail Electric Operations	555	508
On-Site Energy Production	2,005	2,021
Appliance Service Operations	203	752
Corporate and Services	87	162
Total Operating Income	$52,481	$58,228

Depreciation and Amortization:
Gas Utility Operations	$7,212	$6,329
Wholesale Gas Operations	16	3
Retail Gas and Other Operations	2	2
On-Site Energy Production	782	461
Appliance Service Operations	62	57
Corporate and Services	57	61
Total Depreciation and Amortization	$8,131	$6,913

Property Additions:
Gas Utility Operations	$11,549	$13,121
Wholesale Gas Operations	-	3
Retail Gas and Other Operations	9	-
On-Site Energy Production	1,748	2,745
Appliance Service Operations	28	45
Corporate and Services	207	208
Total Property Additions	$13,541	$16,122

	March 31, 2007	December 31, 2006
Identifiable Assets:
Gas Utility Operations	$1,199,657	$1,228,076
Wholesale Gas Operations	142,500	181,257
Retail Gas and Other Operations	48,972	48,998
Retail Electric Operations	4,242	4,537
On-Site Energy Production	119,548	121,498
Appliance Service Operations	13,575	14,147
Discontinued Operations	395	415
Subtotal	1,528,889	1,598,928
Corporate and Services	56,378	109,201
Intersegment Assets	(84,307)	(135,097)
Total Identifiable Assets	$1,500,960	$1,573,032

SJI - 13

7.  RATES AND REGULATORY ACTIONS:

SJG is subject to the rules and regulations of the BPU. There have been no significant regulatory actions or changes to SJG’s rate structure since December 31, 2006. See Note 9 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2006.

8.  REGULATORY ASSETS & REGULATORY LIABILITIES:

Other than the Deferred Gas Costs and Revenues — Net, discussed below, there have been no significant changes to the nature of the Company’s regulatory assets and liabilities since December 31, 2006 which are described in Note 10 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2006.

Regulatory Assets consisted of the following items (in thousands):

	March 31, 2007	December 31, 2006
Environmental Remediation Costs:
Expended - Net	$19,965	$17,743
Liability for Future Expenditures	65,671	67,905
Income Taxes-Flowthrough Depreciation	4,441	4,685
Deferred Asset Retirement Obligation Costs	21,284	21,009
Deferred Gas Costs - Net	-	19,698
Deferred Pension and Other Postretirement Benefit Costs	39,264	39,359
Temperature Adjustment Clause Receivable	8,347	8,996
Conservation Incentive Program Receivable	13,027	7,747
Societal Benefit Costs Receivable	3,303	6,912
Premium for Early Retirement of Debt	1,492	1,532
Other Regulatory Assets	1,376	1,376
	$178,170	$196,962

Regulatory Liabilities consisted of the following items (in thousands):

	March 31, 2007	December 31, 2006
Excess Plant Removal Costs	$48,566	$48,377
Deferred Gas Revenues - Net	13,785	-
Other	3,544	2,420

Total Regulatory Liabilities	$65,895	$50,797

DEFERRED GAS COSTS AND REVENUES — NET — Over/under collections of gas costs are monitored through SJG’s Basic Gas Supply Service Clause mechanism. Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability. Derivative contracts used to hedge SJG’s natural gas purchases are also included in the BGSS, subject to BPU approval. The BGSS decreased from $19.7 million regulatory asset at December 31, 2006 to a $13.8 million regulatory liability at March 31, 2007 as a result of gas costs recovered from customers during the first quarter. Gas cost recoveries are typically very high in the first quarter of the year as customer consumption is at its highest point during the winter months. In addition, a change in the fair value of SJG’s energy related derivatives resulting from an increase in the average future prices accounted for $14.7 million of the fluctuation.

SJI - 14

9.  PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three months ended March 31, 2007 and 2006, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
Service Cost	$912	$855	$267	$198
Interest Cost	2,077	1,786	752	471
Expected Return on Plan Assets	(2,561)	(2,264)	(527)	(349)
Amortizations:
Prior Service Cost (Credits)	73	114	(87)	(89)
Actuarial Loss	471	679	170	119
Net Periodic Benefit Cost	972	1,170	575	350
Capitalized Benefit Costs	(367)	(399)	(233)	(98)
Total Net Periodic Benefit Expense	$605	$771	$342	$252

Capitalized benefit costs reflected in the table above relate to SJG’s construction program.

See Note 11 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2006, for additional information related to SJI’s pension and other postretirement benefits.

10.  RETAINED EARNINGS:

SJG is restricted as to the amount of cash dividends or other distributions that may be paid on its common stock by an order issued by the BPU in July 2004 that granted SJG an increase in base rates. Per the order, SJG is required to maintain total common equity of no less than $289.2 million. SJG’s total common equity balance was $379.7 million at March 31, 2007.

Various loan agreements also contain potential restrictions regarding the amount of cash dividends or other distributions that SJG may pay on its common stock. As of March 31, 2007, these loan restrictions did not affect the amount that may be distributed from either SJG’s or SJI’s retained earnings.

11.  UNUSED LINES OF CREDIT:

Bank credit available to SJI totaled $406.0 million at March 31, 2007, of which $147.3 million, inclusive of $65.1 million of letters of credit, was used. Those bank facilities consist of a $100.0 million revolving credit facility and $76.0 million of uncommitted bank lines available to SJG; and a $200.0 million revolving credit facility and $30.0 million of uncommitted bank lines available to SJI. The revolving credit facilities expire in August 2011 and contain one financial covenant regarding the ratio of total debt to total capitalization, measured on a quarterly basis. SJI and SJG were in compliance with this covenant as of March 31, 2007. Borrowings under these credit facilities are at market rates. The average borrowing cost, which changes daily, was 5.75% and 5.42% at March 31, 2007 and 2006, respectively.

12.  COMMITMENTS AND CONTINGENCIES:

CONTRACTUAL CASH OBLIGATIONS — The Company has incurred various contractual obligations in the normal course of activities. These obligations primarily include future cash payments required under debt agreements, commodity supply purchase agreements, regulatory agreements and construction contracts. The commodity supply purchase agreements include contractual purchase obligations for physical commodities as well as financial instruments of approximately $330 million that are expected to result in physical purchases.

SJI - 15

There were no significant changes to the Company’s contractual obligations described in Note 14 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2006, except for commodity supply purchase obligations which decreased by approximately $107.1 million in total since December 31, 2006. This was primarily due to the expiration of obligations during the first quarter of 2007 which was partially offset by an increase in rates effective March 1, 2007 with one of SJG’s major gas commodity suppliers with whom we have a multi-year purchase agreement.

PARENTAL GUARANTEES — As of March 31, 2007, SJI had issued $327.9 million of parental guarantees on behalf of its subsidiaries. Of this total, $269.3 million expire within one year, and $57.6 million have no expiration date. These guarantees were issued to guarantee payment to third parties with whom our subsidiaries have commodity supply contracts and for Marina’s construction and operating activities. As of March 31, 2007, these guarantees support future firm commitments and $54.2 million of the Accounts Payable recorded on our condensed consolidated balance sheet.

STANDBY LETTERS OF CREDIT — As of March 31, 2007, SJI provided $65.1 million of standby letters of credit through SJI’s revolving credit facility. Letters of credit in the amount of $62.3 million support the variable-rate demand bonds issued through the NJEDA to finance Marina’s thermal plant project. SJI has five additional letters of credit outstanding totaling $2.8 million, two of which were posted to different utilities and one was posted to the PJM Interconnection to enable SJE to market retail electricity. The remaining two letters were posted for various construction activities.

ENVIRONMENTAL REMEDIATION COSTS — SJI incurred and accrued costs for environmental cleanup of 12 sites where SJG or its predecessors operated gas manufacturing plants. SJG stopped manufacturing gas in the 1950s. SJI and some of its nonutility subsidiaries also accrued costs for environmental cleanup of sites where SJF previously operated a fuel oil business and Morie maintained equipment, fueling stations and storage. There have been no significant changes to the status of the Company’s environmental remediation efforts or the expected remediation costs since December 31, 2006 which are described in Note 14 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2006.

13.   SUBSEQUENT EVENT:

In April 2007, LVE Energy Partners, LLC (LVE), a joint venture in which Marina has a 50% equity interest, entered into a 25 year contract with a resort developer to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada. LVE will begin construction of the facility in 2007 and expects to provide construction energy to the resort in 2009 and full energy services when the resort is completed in 2010. SJI has issued a performance guarantee for up to $180 million to the resort developer to ensure that certain construction milestones relating to the development of the thermal facility are met. Concurrently, SJI is the beneficiary of a surety bond purchased by the project’s general contractor that provides SJI with the assurance that construction of the thermal facility will meet those same milestones.

SJI - 16

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

A discussion of these and other risks and uncertainties may be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and in other filings made by us with the Securities and Exchange Commission. These cautionary statements should not be construed by you to be exhaustive and they are made only as of the date of this Quarterly Report on Form 10-Q, or in any document incorporated by reference, at the date of such document. While SJI believes these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, SJI undertakes no obligation to update or revise any of its forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies — Estimates and Assumptions — Management must make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related disclosures. Actual results could differ from those estimates. Five types of transactions presented in our condensed consolidated financial statements require a significant amount of judgment and estimation. These relate to regulatory accounting, energy derivatives, environmental remediation costs, pension and other postretirement employee benefit costs, and revenue recognition. A discussion of these estimates and assumptions may be found in our Form 10-K for the year ended December 31, 2006.

New Accounting Pronouncements — See detailed discussions concerning New Accounting Pronouncements and their impact on SJI in Note 1 to the condensed consolidated financial statements.

Temperature Adjustment Clause (TAC) — Through September 30, 2006, SJG’s tariff included a TAC to mitigate the effect of variations in heating season temperatures from historical norms. Each TAC year ran from November 1 through May 31 of the following year. Once the TAC year ended, the net earnings impact was filed with the BPU for future recovery. As a result, the cash inflows or outflows generally would not begin until the next TAC year. Because of the timing delay between the earnings impact and the recovery, the net result can be either a regulatory asset or liability. The TAC increased SJG’s net income by $3.6 million for the three months ended March 31, 2006 as weather was 12.6% warmer than the 20-year TAC average.

Conservation Incentive Program (CIP)— The CIP is a BPU approved three-year pilot program that began October 1, 2006, and is designed to eliminate the link between SJG’s profits and the quantity of natural gas sold per customer, and foster conservation efforts. With the CIP, SJG’s profits will be tied to the number of customers served and how efficiently SJG serves them, thus allowing the company to focus on encouraging conservation and energy efficiency among our customers without negatively impacting net income.  The CIP tracking mechanism adjusts earnings based on weather, as did the TAC, and also adjusts earnings where the actual usage per customer experienced during an annual period varies from an established baseline usage per customer.

Similar to the TAC, utility earnings are recognized during current periods based upon the application of the CIP. The cash impact of variations in customer usage will result in cash being collected from, or returned to, customers during the subsequent CIP year, which runs from October 1 to September 30.

The CIP protected $3.1 million in earnings for the three months ended March 31, 2007, which would have been lost due to warm weather and lower customer usage. Of that amount, $0.3 million was related to weather and $2.8 million was related to customer usage.

SJI - 17

Regulatory Actions — There have been no significant regulatory actions since December 31, 2006. See detailed discussion concerning Regulatory Actions in Note 9 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2006.

Environmental Remediation — There have been no significant changes to the status of the Company’s environmental remediation efforts since December 31, 2006. See detailed discussion concerning Environmental Remediation in Note 14 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2006.

Customer Choice Legislation — All residential natural gas customers in New Jersey can choose their natural gas commodity supplier under the terms of the “Electric Discount and Energy Competition Act of 1999.” This bill created the framework and necessary time schedules for the restructuring of the state’s electric and natural gas utilities. The Act established unbundling, under which redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. It also established time frames for instituting competitive services for customer account functions and for determining whether basic gas supply services should become competitive. Customers purchasing natural gas from a provider other than the local utility (marketer) are charged for the gas costs by the marketer and charged for the transportation costs by the utility. For a period of several years, marketers had successfully attracted gas commodity customers by offering natural gas at prices competitive with those available under regulated utility tariffs. However, during the third quarter of 2005, marketers found it increasingly difficult to compete with the local utility because of changing market conditions and rising gas costs. SJE responded by returning all of its approximately 69,000 residential gas customers to SJG during the third quarter of 2005. Beginning in the first quarter of 2006, marketers began to attract customers back through new offers. The total number of customers purchasing the gas commodity from a marketer within SJG’s territory increased from 10,411 as of March 31, 2006 to 24,866 as of March 31, 2007.

RESULTS OF OPERATIONS:

A significant portion of the volatility in operating results is due to the impact of the accounting methods associated with SJRG’s storage activities. SJRG purchases and holds natural gas in storage to earn a profit margin from its ultimate sale in the future. SJRG uses derivatives to mitigate commodity price risk in order to substantially lock-in the profit margin that will ultimately be realized. However, gas stored in inventory is accounted for at the lower of average cost or market; the derivatives used to reduce the risk associated with a change in the value of the inventory are accounted for at fair value, with changes in fair value recorded in operating results in the period of change. As a result, earnings are subject to volatility as the market prices of derivatives change, even when the underlying hedged value of the inventory is unchanged. This volatility can be significant from period to period. Over time, gains or losses on the sale of gas in storage will be offset by losses or gains on the derivatives, resulting in the realization of the profit margin expected when the transactions were initiated.

Net Income for the three months ended March 31, 2007 decreased $3.7 million, or 12% to $27.0 million compared to the three months ended March 31, 2006. This decrease is primarily due to:

•	an $8.7 million decrease in gross margin generated from SJRG.

This decrease was offset by:
•	a 2.3% increase in SJG customers and;
•	an additional $2.8 million relating to the SJG CIP that would have been lost due to lower customer usage as was experienced in the first quarter of 2006.

These changes are discussed in more detail below.

SJI - 18

The following tables summarize the composition of gas utility volumes, revenues, margin and degree days for the three months ended March 31 (in thousands, except for degree day data):

	2007	2006

Throughput - dth:
Firm Sales -
Residential	11,281	9,774
Commercial	2,929	3,279
Industrial	106	100
Cogeneration & Electric Generation	31	29
Firm Transportation -
Residential	871	312
Commercial	2,610	1,594
Industrial	3,111	3,360
Cogeneration & Electric Generation	414	2

Total Firm Throughput	21,353	18,450

Interruptible	10	31
Interruptible Transportation	651	972
Off-System	6,835	4,118
Capacity Release & Storage	8,814	15,105

Total Throughput - Utility	37,663	38,676

	2007	2006

Utility Operating Revenues:
Firm Sales -
Residential	$168,072	$166,436
Commercial	36,578	51,409
Industrial	3,983	2,364
Cogeneration & Electric Generation	449	707
Firm Transportation -
Residential	3,574	1,362
Commercial	7,028	4,221
Industrial	3,090	3,270
Cogeneration & Electric Generation	394	-

Total Firm Revenues	223,168	229,769

Interruptible	140	399
Interruptible Transportation	463	634
Off-System	52,066	41,643
Capacity Release & Storage	1,744	4,302
Intercompany Sales	(12,579)	(7,560)
Other	283	334

Total Utility Operating Revenues	$265,285	$269,521

SJI - 19

	2007		2006
Utility Net Operating Revenues:
Residential	$ 171,646		$ 167,798
Commercial and Industrial	50,679		61,264
Cogeneration and Electric Generation	843		707
Interruptible	603		1,033
Off-system, Capacity Release & Storage	53,810		45,945
Intercompany Sales	(12,579)		(7,560)
Other Revenues	283		334
Total Utility Operating Revenues	265,285		269,521

Less:
Cost of Sales	192,965		201,060
Conservation Recoveries	1,213		2,218
RAC Recoveries	472		447
Revenue Taxes	4,035		3,679
Utility Net Operating Revenues (Margin)	$66,600		$62,117

Margin:
Residential	$44,262	66.5%	$38,865	62.6%
Commercial and industrial	15,360	23.1	14,167	22.8
Cogeneration and electric generation	359	0.5	519	0.8
Interruptible	57	0.1	70	0.1
Off-system, capacity release & storage	991	1.5	2,157	3.5
Other revenues	282	0.4	333	0.5
Margin before weather normalization & decoupling	61,311	92.1	56,111	90.3
TAC mechanism	-	0.0	6,006	9.7
CIP mechanism	5,289	7.9	-	0.0
Utility Net Operating Revenues (margin)	$66,600	100.0%	$62,117	100.0%

Degree Days	2,418		2,163

Volumes — Utility — Total gas throughput decreased 2.6% for the first three months of 2007, compared with the same period in 2006. While firm throughput increased 15.7% due to colder weather and the addition of 7,501 customers, opportunities for capacity release and storage decreased during the quarter. However, due to the lower margin on capacity release and storage, coupled with SJG’s requirement to credit the BGSS with 85% of these margins, such decrease in throughput has a minimal impact on SJG’s profitability.

Operating Revenues — Utility — Revenues decreased $4.2 million during the first quarter of 2007 compared with the same period in the prior year primarily due to a shift in off-system sales to a related party which are eliminated in consolidation. Prior to intercompany eliminations, revenues increased $0.8 million during the first quarter of 2007 compared with the same period in the prior year primarily due to two factors. First, SJG added 7,501 customers during the 12-month period ended March 31, 2007, which represents a 2.3% increase in total customers. SJG served 332,465 customers at March 31, 2007 compared with 324,964 customers at March 31, 2006. Second, temperatures were approximately 12% colder in the first quarter of 2007, resulting in increased volumes of gas sold or transported versus the prior year quarter.

Partially offsetting the increases noted above were, a decrease in the BGSS gas cost recovery rate and an increase in the number of residential and commercial customers purchasing gas from third party marketers. The BGSS rate in the first quarter of 2007 was 10.8% lower than the prior year rate. Last year’s rate was higher to address under recovery of gas costs stemming from substantial increases in wholesale gas prices across the country in 2005.

The total number of transportation customers more than doubled to 24,866 at March 31, 2007 as compared to 10,411 the prior year. Transportation customers generate less revenue for the Company because they purchase the gas commodity from a third party marketer. The Company does not profit from gas costs and therefore, BGSS rate changes and customer migration between sales and transportation have no impact on Company profitability.

Operating Revenues — Nonutility — Combined revenues for SJI’s nonutility businesses, net of intercompany transactions, for the three months ended March 31, 2007, were comparable to revenues for the three months ended March 31, 2006.

SJI - 20

SJE’s revenues from retail gas for the three months ended March 31, 2007 were comparable to revenues for the three months ended March 31, 2006. Sales to residential customers and to commercial and industrial customers in Northwest Pennsylvania as a result of a November 2006 retail operations acquisition were essentially offset by significantly lower sales prices in 2007 compared with 2006. SJE began adding residential customers in the second quarter of 2006 reaching a total customer count of over 15,400 as of March 31, 2007.

SJE’s revenues from retail electricity decreased by $0.9 million for the three months ended March 31, 2007 compared with the three months ended March 31, 2006 due mainly to lower electricity sales prices.

SJRG’s revenues decreased by $0.9 million for the three months ended March 31, 2007 compared with the three months ended March 31, 2006. For the three months ended March 31, 2007, SJRG sold nearly double the storage volumes compared with the three months ended March 31, 2006. Offsetting this increase in storage volumes is $33.0 million relating to the net change in mark to market unrealized gains and losses recorded on forward financial contracts.  Due to price volatility, SJRG recorded net unrealized losses of $19.2 million for the three months ended March 31, 2007 compared with net unrealized gains of $13.8 million (previously disclosed as $9.7 million which included certain losses on settled contracts related to gas in storage) recorded for the three months ended March 31, 2006. ,

Marina’s revenues increased by $1.9 million for the three months ended March 31, 2007 compared with the three months ended March 31, 2006 due mainly to sales to Borgata’s expansion which began operations in July 2006.

Margin (pre-tax) — Utility— SJG’s margin is defined as natural gas revenues less natural gas costs; volumetric and revenue based energy taxes; and regulatory rider expenses. We believe that margin provides a more meaningful basis for evaluating utility operations than revenues since natural gas costs, energy taxes and regulatory rider expenses are passed through to customers, and therefore, have no effect on margin. Natural gas costs are charged to operating expenses on the basis of therm sales at the prices approved by the New Jersey Board of Public Utilities through the BGSS tariff.

Total margin increased 7.2% for the first three months of 2007, compared with the same period in 2006 primarily due to colder weather during 2007, customer additions as noted above under “Operating Revenues — Utility” and approval of the CIP as of October 1, 2006. Partially offsetting these increases, Off system sales, capacity release and storage margin declined due to less favorable market conditions in 2007 and a decrease in the percentage of earnings from these sales retained by the Company in accordance with a July 2004 base rate case stipulation. Cogeneration and electric generation decreased in the first three months of 2007 compared to the same period in 2006 primarily due to a new long-term contract with a customer resulting in a different seasonal spread of annual margin.

The CIP replaced the TAC beginning October 1, 2006 and takes into account variations in customer usage factors due to weather as well as all other variations. The CIP added $5.3 million to margin in the first quarter of 2007. Of this amount $0.5 million was related to weather variations and $4.8 million was related to other customer usage variations. The TAC added $6.0 million to margin in the first quarter of 2006 and was all related to weather variations.

Gross Margin — Nonutility— Gross margin for the nonutility businesses is defined as revenue less all costs that are directly related to the production, selling and delivery of the company’s products and services. These costs primarily include natural gas and electric commodity costs as well as payroll and related benefits. On the condensed consolidated statements of income, revenue is reflected in Operating Revenues - Nonutility and the costs are reflected in Cost of Sales - Nonutility. As discussed in Note 1 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2006, revenues and expenses related to the energy trading activities of SJRG are presented on a net basis in Operating Revenues - Nonutility.

For the three months ended March 31, 2007, combined gross margins for the nonutility businesses, net of intercompany transactions, decreased $7.3 million to $12.6 million for the three months ended March 31, 2007, compared with the three months ended March 31, 2006. This decrease is primarily due to the following:

SJI - 21

•
Gross Margin for SJRG decreased $8.7 million for the three months ended March 31, 2007, compared with the three months ended March 31, 2006. Of this decrease, $33.0 million relates to the net change in mark-to-market unrealized gains and losses discussed above under Operating Revenues — Nonutility. Operationally, margins increased significantly due primarily to favorable time spreads on storage asset positions. These storage assets allow SJRG to lock in the differential between purchasing natural gas at low current prices and selling equivalent quantities at higher future prices. Gross margin is generated via pricing differentials that occur over time. SJRG’s contribution to margin continues to increase as we expand our portfolio of storage assets under contract, which totaled 9.6 Bcf, and 4.8 Bcf as of March 31, 2007 and 2006, respectively. However, margins could fluctuate significantly due to the volatile nature of wholesale gas prices.

•
Gross Margin for Marina increased $1.1 million for the three months ended March 31, 2007 compared with the three months ended March 31, 2006 due mainly to the increase in sales volumes from the thermal plant related to Borgata’s expansion.

•
Gross margin from SJE’s retail gas sales increased $1.1 million for the three months ended March 31, 2007 compared with the three months ended March 31, 2006, due mainly to margins recognized on residential sales volumes in the first quarter of 2007 and losses incurred relating to a full requirements customer in the commercial market recognized in the first quarter of 2006.

•
Gross margin from SJE’s retail electricity sales increased slightly for the three months ended March 31, 2007 compared with the three months ended March 31, 2006, as SJE restructured its contracts in 2006 to pass a variable component of pricing on to its customers.

Operations Expense — A summary of net changes in operations expense, for the three months ended March 31 follows (in thousands):

2007 vs. 2006

Utility	$70
Nonutility:
Wholesale Gas	311
Retail Gas and Other	53
Retail Electricity	64
On-Site Energy Production	687
Appliance Service	(48)
Total Nonutility	1,067
Corporate and Services	319
Intercompany Eliminations	(215)
Total Operations	$1,241

Nonutility Wholesale Gas Operations expense increased for the three months ended March 31, 2007, compared with the same period of 2006, due mainly to higher Corporate and Services cost allocations and additional personnel costs to support growth.

Nonutility On-Site Energy Production Operations expense increased for the three months ended March 31, 2007, compared to the same period of 2006, due mainly to higher labor and operating costs at all active projects, higher Corporate and Services cost allocations, and three months of costs related to the thermal plant expansion which began operations in July 2006.

SJI - 22

Other Operating Expenses — A summary of changes in other consolidated operating expenses for the three months ended March 31 follows (in thousands):

2007 vs. 2006

Maintenance	$67
Depreciation	670
Energy and Other Taxes	353

Depreciation expense increased for the three months ended March 31, 2007, compared with the same period of 2006, due mainly to the increased investment in property, plant and equipment by SJG and Marina.

Energy and Other Taxes increased for the three months ended March 31, 2007, compared with the same period in 2006, primarily due to higher energy-related taxes. Higher taxable firm throughput in 2007 resulted from colder weather during the first quarter.

Interest Charges — Interest charges increased by $0.6 million for the three months ended March 31, 2007, compared with the same period of 2006, due primarily to higher interest rates on short-term debt and, higher levels of long-term debt outstanding. A rise in short-term interest rates was driven by a series of interest rate hikes enacted by the Federal Reserve Bank over the periods covered by this report. Long-term debt levels rose to support capital expenditures at both our utility and non-utility operations. Debt is incurred primarily to expand and upgrade SJG’s gas transmission and distribution system, to support seasonal working capital needs related to inventories and customer receivables, and to develop energy projects.

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

Cash Flows from Operating Activities— Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $119.5 million, and $43.5 million in the first quarters of 2007 and 2006, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization and gas cost recoveries. The comparison of net cash provided by operating activities between the 2007 and 2006 first quarters was significantly impacted by differences in the terms under which SJI purchased natural gas, and the impact of extremely warm weather on inventory levels and collection under regulatory clauses at respective preceding year ends. Lower payable levels at year end 2006 as compared with 2005 was due to SJI’s election to pay for certain gas supplies on a current basis as opposed to 2005 when we delayed those payments into the first quarter of the subsequent year. Very warm weather conditions experienced during the fourth quarter of 2006 resulted in low levels of gas withdrawn from storage to meet customer demand, and decreased gas volumes consumed resulted in slower collections of expenses under several regulatory clauses. We typically anticipate that delays in withdrawing gas from storage during the fourth quarter of any fiscal year will result in increased withdrawals in the subsequent quarter, benefiting our cash flows for that quarter. SJI also ends each calendar year in a prepaid tax position due to mandatory prepayment requirements on all state taxes. Such prepayments are credited against amounts otherwise due during the first quarter of the subsequent year; further improving first quarter liquidity.

Cash Flows from Investing Activities— SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. Net cash outflows for construction projects for the first quarters of 2007 and 2006 amounted to $12.1 million and $20.4 million, respectively. We estimate the net cash outflows for construction projects for 2007, 2008 and 2009 to be approximately $59.0 million, $51.1 million and $47.5 million, respectively. Included in the 2007 estimates is $3.8 million in capital costs accrued but not paid as of December 31, 2006.

SJI - 23

In support of its risk management activities, SJRG is required to maintain a margin account with a national investment firm as collateral for its forward contracts, swap agreements, options contracts and futures contracts. This margin account is included in Restricted Investments (or Margin Account Liability, depending upon the value of the related financial contracts. The change in the Margin Account Liability is reflected in cash flows from Operating Activities) on the consolidated balance sheets. The required amount of restricted investments changes on a daily basis due to fluctuations in the market value of the related outstanding contracts and is difficult to predict.

Cash Flows from Financing Activities— Short-term borrowings under lines of credit from commercial banks are used to supplement cash from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, short-term debt incurred to finance capital expenditures is refinanced with long-term debt. No long-term debt was issued during the first quarter of 2007.

Bank credit available to SJI totaled $406.0 million at March 31, 2007, of which $147.3 million, inclusive of $65.1 million of letters of credit, was used. Those bank facilities consist of a $100.0 million revolving credit facility and, $76.0 million of uncommitted bank lines available to SJG; and a $200.0 million revolving credit facility and $30.0 million of uncommitted bank lines available to SJI. The revolving credit facilities expire in August 2011 and contain one financial covenant regarding the ratio of total debt to total capitalization, measured on a quarterly basis. SJI and SJG were in compliance with this covenant as of March 31, 2007. Based upon the existing credit facilities and a regular dialog with our banks, we believe there will continue to be sufficient credit available to meet our business’ future liquidity needs.

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

SJI has raised equity capital through its Dividend Reinvestment Plan (DRP). Participants in SJI's DRP receive newly issued shares. We offer a 2% discount on DRP investments as it is the most cost-effective way to raise equity capital in the quantities we are seeking. Through the DRP, SJI raised $0.8 million of equity capital by issuing 24,438 shares in the first quarter of 2007, and $1.0 million of equity capital by issuing 33,099 shares in the same quarter of 2006. We anticipate raising less than $10.0 million of additional equity capital in total through the DRP in 2007, for the purpose of maintaining an equity-to-capitalization ratio close to 50%.

SJI’s capital structure was as follows:

	As of March 31,
	2007	2006

Common Equity	51.1%	47.7%
Long-Term Debt	39.8	38.1
Short-Term Debt	9.1	14.2
Total	100.0%	100.0%

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

SJI - 24

COMMITMENTS AND CONTINGENCIES:

SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental remediation costs. Net cash outflows for construction and remediation projects for the first quarter of 2007 amounted to $12.1 and $2.9 million, respectively. Management estimates net cash outflows for construction projects for 2007, 2008 and 2009, to be approximately $59.0 million, $51.1 million and $47.5 million, respectively. Total cash outflows for remediation projects are expected to be $25.1, $13.6 and $9.0 for 2007, 2008 and 2009, respectively.

SJI is obligated on the letters of credit supporting the variable-rate demand bonds issued through the New Jersey Economic Development Authority by Marina. Commercial banks have issued $62.3 million of renewing letters of credit under SJI’s revolving credit agreement to support the financing of the original construction and recent expansion of Marina’s Atlantic City thermal plant project.

SJG has certain commitments for both pipeline capacity and gas supply for which it pays fees regardless of usage. Those commitments as of March 31, 2007, average $53.1 million annually and total $231.9 million over the contracts’ lives. Approximately 48% of the financial commitments under these contracts expire during the next five years. SJG expects to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the Basic Gas Supply Service clause.

See Note 12 in the condensed consolidated financial statements for additional discussion of contractual cash obligations of the Company.

Off-Balance Sheet Arrangements — SJI has no off-balance sheet financing arrangements.

Parental Guarantees — As of March 31, 2007, SJI had issued $327.9 million of parental guarantees on behalf of its subsidiaries. Of this total, $269.3 million expire within one year and $57.6 million have no expiration date. The vast majority of these guarantees were issued as guarantees of payment to third parties with whom our subsidiaries have commodity supply contracts. These contracts contain netting provisions, which permit us to net the ultimate cash payment for monthly buys and sells from/to counterparties. As of March 31, 2007, these guarantees support future firm commitments and $54.2 million of the Accounts Payable recorded on our consolidated balance sheet. Parental guarantees totaling $22.9 million are related to Marina’s construction and operating activities. As part of our risk management policy, we also require parental guarantees from trading counterparties as applicable. These arrangements are typical in our industry.

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

SJI - 25

SJRG and SJE entered into certain contracts to purchase, sell, and transport natural gas. We recorded the net unrealized pre-tax (loss) gain of $(19.3) million and $13.7 million (previously disclosed as $9.5 million which included certain losses on settled contracts related to gas in storage) in earnings during the three months ended March 31, 2007 and 2006, respectively. These unrealized gains and losses are included with realized gains and losses in Operating Revenues — Nonutility. Typically, SJRG's, SJE's, and SJG’s contracts are less than 12 months long. The fair value and maturity of all these energy trading contracts determined using mark-to-market accounting as of March 31, 2007 is as follows (in thousands):

Assets
	Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Beyond 3 Years	Total

Prices Actively Quoted	NYMEX	$13,721	$8,039	$265	$22,025

Other External Sources	Basis	8,448	3,778	-	12,226

Total		$22,169	$11,817	$265	$34,251

Liabilities	Source of	Maturity	Maturity	Beyond
	Fair Value	< 1 Year	1 - 3 Years	3 Years	Total

Prices Actively Quoted	NYMEX	$10,182	$2,701	$252	$13,135

Other External Sources	Basis	3,541	1,898	-	5,439

Total		$13,723	$4,599	$252	$18,574

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Contracted volumes of our NYMEX and Basis Contracts are 2.5 million decatherms with a weighted-average settlement price of $9.53 per decatherm.

A reconciliation of SJI's estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Assets, January 1, 2007	$19,122
Contracts Settled During Three Months Ended March 31, 2007, Net	(10,340)
Other Changes in Fair Value from Continuing and New Contracts, Net	6,895

Net Derivatives — Energy Related Assets March 31, 2007	$15,677

Interest Rate Risk — Our exposure to interest-rate risk relates primarily to short-term, variable-rate borrowings. Short-term, variable-rate debt outstanding at March 31, 2007 was $82.2 million and averaged $140.1 million during the first three months of 2007. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $827,000 increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2006 — 67 b.p. increase; 2005 — 194 b.p. increase; 2004 — 115 b.p. decrease; 2003 — 28 b.p. decrease; and 2002 — 74 b.p. decrease. For March 2007, our average interest rate on variable-rate debt was 5.72%.

SJI - 26

We issue long-term debt either at fixed rates or use interest rate derivatives to fix interest rates on variable-rate, long-term debt. As of March 31, 2007, the interest costs on all but $4.1 million of our long-term debt were either at a fixed-rate or at a rate fixed via an interest rate derivative. Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates.

As of March 31, 2007, SJI’s active interest rate swaps were as follows:

Amount	Fixed Interest Rate	Start Date	Maturity	Type	Obligor
$ 3,000,000	4.550%	11/19/2001	12/01/2007	Taxable	Marina
$ 3,900,000	4.795%	12/01/2004	12/01/2014	Taxable	Marina
$ 8,000,000	4.775%	11/12/2004	11/12/2014	Taxable	Marina
$ 20,000,000	4.080%	11/19/2001	12/01/2011	Tax-exempt	Marina
$ 14,500,000	3.905%	03/17/2006	01/15/2026	Tax-exempt	Marina
$ 500,000	3.905%	03/17/2006	01/15/2026	Tax-exempt	Marina
$ 330,000	3.905%	03/17/2006	01/15/2026	Tax-exempt	Marina
$ 7,100,000	4.895%	02/01/2006	02/01/2016	Taxable	Marina
$ 12,500,000	3.430%	12/01/2006	02/01/2036	Tax-exempt	SJG
$ 12,500,000	3.430%	12/01/2006	02/01/2036	Tax-exempt	SJG

Item 4. Controls and Procedures

Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company's internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SJI - 27

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item is incorporated by reference to Part I, Item 2, Pending Litigation, beginning on page 25.

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

SJI - 28

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY INDUSTRIES, INC.
(Registrant)

Dated: May 9, 2007	By: /s/ Edward J. Graham
Edward J. Graham
Chairman, President & Chief Executive Officer

Dated: May 9, 2007	By: /s/ David A. Kindlick
David A. Kindlick
Vice President & Chief Financial Officer

SJI - 29