Form 10-Q
period 2007-06-30
SOUTH JERSEY INDUSTRIES INC
filed 2007-08-08
CIK 91928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

  As of August 1, 2007, there were 29,512,811 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements  — See Pages 3 through 20

SJI - 2

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Three Months Ended
	June 30,
	2007	2006

Operating Revenues:
Utility	$92,404	$95,107
Nonutility	79,256	58,662

Total Operating Revenues	171,660	153,769

Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	60,255	66,141
- Nonutility	60,349	47,907
Operations	16,628	14,742
Maintenance	1,430	1,365
Depreciation	6,891	6,396
Energy and Other Taxes	2,220	1,891

Total Operating Expenses	147,773	138,442

Operating Income	23,887	15,327

Other Income and Expense	517	646

Interest Charges	(6,188)	(6,217)

Income Before Income Taxes	18,216	9,756

Income Taxes	(7,622)	(4,146)

Equity in Affiliated Companies	216	331

Income from Continuing Operations	10,810	5,941

Loss from Discontinued Operations - (Net of tax benefit)	(55)	(63)

Net Income	$10,755	$5,878

Basic Earnings Per Common Share:
Continuing Operations	$0.367	$0.204
Discontinued Operations	(0.002)	(0.002)

Basic Earnings Per Common Share	$0.365	$0.202

Average Shares of Common Stock Outstanding - Basic	29,465	29,162

Diluted Earnings Per Common Share:
Continuing Operations	$0.366	$0.203
Discontinued Operations	(0.002)	(0.002)

Diluted Earnings Per Common Share	$0.364	$0.201

Average Shares of Common Stock Outstanding - Diluted	29,571	29,226

Dividends Declared per Common Share	$0.245	$0.225

The accompanying notes are an integral part of the condensed consolidated financial statements.

SJI - 3

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Six Months Ended
	June 30,
	2007	2006

Operating Revenues:
Utility	$357,688	$364,628
Nonutility	182,398	161,753

Total Operating Revenues	540,086	526,381

Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	253,220	267,201
- Nonutility	150,853	131,085
Operations	35,536	32,409
Maintenance	2,902	2,770
Depreciation	13,902	12,738
Energy and Other Taxes	7,304	6,622

Total Operating Expenses	463,717	452,825

Operating Income	76,369	73,556

Other Income and Expense	882	794

Interest Charges	(13,157)	(12,583)

Income Before Income Taxes	64,094	61,767

Income Taxes	(26,532)	(25,632)

Equity in Affiliated Companies	422	710

Income from Continuing Operations	37,984	36,845

Loss from Discontinued Operations - (Net of tax benefit)	(203)	(229)

Net Income	$37,781	$36,616

Basic Earnings Per Common Share:
Continuing Operations	$1.291	$1.266
Discontinued Operations	(0.007)	(0.008)

Basic Earnings Per Common Share	$1.284	$1.258

Average Shares of Common Stock Outstanding - Basic	29,414	29,097

Diluted Earnings Per Common Share:
Continuing Operations	$1.286	$1.263
Discontinued Operations	(0.006)	(0.008)

Diluted Earnings Per Common Share	$1.280	$1.255

Average Shares of Common Stock Outstanding - Diluted	29,527	29,163

Dividends Declared per Common Share	$0.490	$0.450

The accompanying notes are an integral part of the condensed consolidated financial statements.

SJI - 4

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	June 30,
	2007	2006

Net Income	$10,755	$5,878

Other Comprehensive Income, Net of Tax:*

Unrealized Gain (Loss) on Equity Investments	114	(67)
Unrealized Gain on Derivatives - Other	1,276	879

Other Comprehensive Income - Net of Tax*	1,390	812

Comprehensive Income	$12,145	$6,690

	Six Months Ended
	June 30,
	2007	2006

Net Income	$37,781	$36,616

Other Comprehensive Income, Net of Tax:*

Unrealized Gain on Equity Investments	180	90
Unrealized Gain on Derivatives - Other	1,341	2,103

Other Comprehensive Income - Net of Tax*	1,521	2,193

Comprehensive Income	$39,302	$38,809

* Determined using a combined statutory tax rate of 41.08%.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SJI - 5

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)
	Six Months Ended
	June 30,
	2007	2006

Net Cash Provided by Operating Activities	112,804	35,175

Cash Flows from Investing Activities:
Net Proceeds from Sale (Net Purchase) of Restricted Investments	10,091	(21,284)
Capital Expenditures	(27,745)	(42,253)
Purchase of Company Owned Life Insurance	(3,722)	-
Investment in Affiliate	(2,137)	-
Other	-	(650)

Net Cash Used in Investing Activities	(23,513)	(64,187)

Cash Flows from Financing Activities:
Net Repayments of Lines of Credit	(85,675)	(2,700)
Proceeds from Issuance of Long-Term Debt	-	41,400
Principal Repayments of Long-Term Debt	(2,319)	(2,334)
Dividends on Common Stock	(7,208)	(6,551)
Proceeds from Sale on Common Stock	3,098	2,535
Payments for Issuance of Long-Term Debt	-	(1,286)

Net Cash (Used in) Provided by Financing Activities	(92,104)	31,064

Net (Decrease) Increase in Cash and Cash Equivalents	(2,813)	2,052
Cash and Cash Equivalents at Beginning of Period	7,932	4,884

Cash and Cash Equivalents at End of Period	$5,119	$6,936
The accompanying notes are an integral part of the condensed consolidated financial statements.

SJI - 6

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	June 30,	December 31,
	2007	2006

Assets

Property, Plant and Equipment:
Utility Plant, at original cost	$1,101,543	$1,079,614
Accumulated Depreciation	(267,173)	(257,781)
Nonutility Property and Equipment, at cost	110,829	106,657
Accumulated Depreciation	(10,189)	(8,485)

Property, Plant and Equipment - Net	935,010	920,005

Investments:
Available-for-Sale Securities	6,692	6,356
Restricted	12,960	23,051
Investment in Affiliates	5,003	1,368

Total Investments	24,655	30,775

Current Assets:
Cash and Cash Equivalents	5,119	7,932
Accounts Receivable	110,869	117,832
Unbilled Revenues	10,435	39,397
Provision for Uncollectibles	(5,442)	(5,224)
Natural Gas in Storage, average cost	126,664	145,130
Materials and Supplies, average cost	2,947	2,895
Prepaid Taxes	16,793	12,443
Derivatives - Energy Related Assets	23,810	45,627
Other Prepayments and Current Assets	6,384	5,692

Total Current Assets	297,579	371,724

Regulatory and Other Noncurrent Assets:
Regulatory Assets	182,230	196,962
Derivatives - Energy Related Assets	10,508	23,537
Unamortized Debt Issuance Costs	7,655	7,972
Contract Receivables	13,165	13,654
Other	14,691	8,403

Total Regulatory and Other Noncurrent Assets	228,249	250,528

Total Assets	$1,485,493	$1,573,032

The accompanying footnotes are an integral part of the condensed consolidated financial statements.

SJI - 7

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	June 30,	December 31,
	2007	2006

Capitalization and Liabilities

Common Equity:
Common Stock	$36,851	$36,657
Premium on Common Stock	243,419	239,763
Treasury Stock (at par)	(202)	-
Accumulated Other Comprehensive Loss	(6,270)	(7,791)
Retained Earnings	196,986	174,407

Total Common Equity	470,784	443,036

Long-Term Debt	357,974	358,022

Total Capitalization	828,758	801,058

Minority Interest	429	461

Current Liabilities:
Notes Payable	108,925	194,600
Current Maturities of Long-Term Debt	99	2,369
Accounts Payable	85,805	101,615
Customer Deposits and Credit Balances	19,357	24,982
Margin Account Liability	7,214	-
Environmental Remediation Costs	31,733	26,439
Taxes Accrued	6,096	1,967
Derivatives - Energy Related Liabilities	15,323	42,124
Deferred Income Taxes - Net	10,326	10,687
Deferred Contract Revenues	4,668	5,066
Dividends Payable	7,223	-
Interest Accrued	6,263	6,458
Pension and Other Postretirement Benefits	776	788
Other Current Liabilities	4,472	5,699

Total Current Liabilities	308,280	422,794

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	173,909	177,220
Investment Tax Credits	2,310	2,470
Pension and Other Postretirement Benefits	33,711	33,162
Environmental Remediation Costs	41,135	45,391
Asset Retirement Obligations	24,514	23,970
Derivatives - Energy Related Liabilities	3,907	7,918
Regulatory Liabilities	56,777	50,797
Other	11,763	7,791

Total Deferred Credits
and Other Noncurrent Liabilities	348,026	348,719

Commitments and Contingencies (Note 12)

Total Capitalization and Liabilities	$1,485,493	$1,573,032

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

EQUITY INVESTMENTS -- In April 2007, Marina and a joint venture partner formed LVE Energy Partners, LLC (LVE), in which Marina has a 50% equity interest. LVE has entered into a contract to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada. SJI holds a variable interest in LVE but is not the primary beneficiary.  As a result, this investment is accounted for under the equity method (see Note 12 for further discussion). The operations of LVE will be included on a pre-tax basis in the condensed consolidated statements of income under Equity in Affiliated Companies.

REVENUE BASED TAXES — SJI collects certain revenue-based energy taxes from customers. Such taxes include New Jersey State Sales Tax, Transitional Energy Facility Assessment (TEFA) and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. TEFA and PUA are included in both utility revenue and cost of sales and totaled $1.4 million and $1.1 million in the three months ended June 30, 2007 and 2006,  and  $5.4 million and $4.8 million for the six months ended June 30, 2007 and 2006, respectively.

CAPITALIZED INTEREST — SJG capitalizes interest on construction at the rate of return on rate base utilized by the New Jersey Board of Public Utilities (BPU) to set rates in its last base rate proceeding. Marina capitalizes interest on construction projects in progress based on the actual cost of borrowed funds. SJG’s amounts are included in Utility Plant and Marina’s amounts are included in Nonutility Property and Equipment on the condensed consolidated balance sheets. Interest Charges are presented net of capitalized interest on the condensed consolidated statements of income. SJI capitalized interest of $0.1 million and  $0.4 million for the three months ended June 30, 2007 and 2006, and  $0.2 million and  $0.8 million for the six months ended June 30, 2007 and 2006, respectively.

SJI - 9

DERIVATIVE INSTRUMENTS — The Company manages its portfolio of purchases and sales, as well as natural gas in storage, using a variety of instruments that include forward contracts, swap agreements, options contracts and futures contracts.  These contracts are measured at fair value and recorded in Derivatives — Energy Related Assets or Derivatives — Energy Related Liabilities on the condensed consolidated balance sheets. The consolidated net unrealized pre-tax gain (loss) of $10.3 million, and $(0.2) million (previously disclosed as $(2.7) million which included certain losses on settled contracts related to gas in storage) was recorded in earnings during the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, the net unrealized pre-tax (loss) gain of  $(9.0) million and $13.5 million, respectively (previously disclosed as $10.0 million which included certain losses on settled contracts related to gas in storage) was recorded in earnings. These unrealized gains and losses are included with realized gains and losses in Operating Revenues – Nonutility.

As part of its gas purchasing strategy, SJG uses financial contracts through SJRG to hedge against forward price risk. The costs or benefits of these short-term contracts are recoverable through SJG’s Basic Gas Supply Service (BGSS) clause, subject to BPU approval. As of June 30, 2007 and December 31, 2006, SJG had $6.8 million and $16.7 million of costs, respectively, included in its BGSS related to open financial contracts.

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

The differential to be paid or received as a result of these swap agreements is accrued as interest rates change and is recognized as an adjustment to interest expense. As of June 30, 2007 the net market value of these swaps was $2.3 million, of which $2.6 is included in Other Noncurrent Assets and $0.3 is included in Other Noncurrent Liabilities.  As of December 31, 2006, the net market value of these swaps was not significant. The market value represents the amount SJI would have to pay the counterparty, or the counterparty would have to pay SJI, to terminate these contracts as of those dates.

TREASURY STOCK – SJI uses the par value method of accounting for treasury stock. As of June 30, 2007, SJI held 161,742 shares of treasury stock. These shares are related to deferred compensation arrangements where the amounts earned are held in the stock of SJI.

NEW ACCOUNTING PRONOUNCEMENTS — On January 1, 2007 SJI adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” This Interpretation provides guidance on the recognition and measurement of uncertain tax positions in the financial statements.

As a result of the implementation of FIN 48, SJI recognized a $0.8 million reduction to beginning retained earnings as a cumulative effect adjustment and a noncurrent deferred tax asset of $0.7 million.  The total unrecognized tax benefits as of January 1, 2007 were $1.5 million including $0.5 million of accrued interest and penalties. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is not significant.  The Company’s policy is to record interest and penalties related to unrecognized tax benefits as interest expense and other expense respectively. These amounts were not significant for the three and six months ended June 30, 2007. There have been no material changes to the unrecognized tax benefits for the three and six months ended June 30, 2007 and the Company does not anticipate any material changes in the total unrecognized tax benefits within the next 12 months.

The unrecognized tax benefits are primarily related to an uncertainty of state income tax issues and the timing of certain deductions taken on the Company’s income tax returns.  Federal income tax returns from 2003 forward and state income tax returns primarily from 2002 forward are open and subject to examination.

SJI - 10

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

In January 2007, the FASB posted Statement 133 Implementation Issue No. G26, “Cash Flow Hedges: Hedging Interest Cash Flows on Variable-Rate Assets and Liabilities That Are Not Based on a Benchmark Interest Rate.” This issue provides guidance on the designated risks that can be hedged in a cash flow hedge of a variable-rate financial asset or liability for which the interest rate is not based solely on an index, including situations in which an interest rate is reset through an auction process. This issue was effective April 1, 2007. The adoption of this issue did not have a material effect on the Company’s condensed consolidated financial statements.

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

In April 2007, the FASB posted FASB Staff Position FIN 39-1 “Amendment of FASB Interpretation No. 39” which addresses questions received by the FASB staff regarding Interpretation 39 relating to the offsetting of amounts recognized for forward, interest rate swap, currency swap, option, and other conditional or exchange contracts. The guidance in this FSP is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact that the adoption of this position will have on the Company’s consolidated financial statements.

2.           STOCK-BASED COMPENSATION PLAN:

Under the Amended and Restated 1997 Stock-Based Compensation Plan, no more than 2,000,000 shares in the aggregate may be issued to SJI's officers (Officers), non-employee directors (Directors) and other key employees. The plan will terminate on January 26, 2015, unless terminated earlier by the Board of Directors. No options were granted or outstanding during the three and six months ended June 30, 2007 and no stock appreciation rights have been issued under the plan. During the six months ended June 30, 2007, SJI granted 44,106 restricted shares to Officers and other key employees.  No shares were granted during the three months ended June 30, 2007. These restricted shares vest over a three-year period and are subject to SJI achieving certain market based performance targets as compared to a peer group average, which can cause the actual amount of shares that ultimately vest to range from between 0% to 150% of the original share units granted. During the three and six months ended June 30, 2007, SJI did not grant any restricted shares to Directors. Shares issued to Directors vest over a three-year service period but contain no performance conditions. As a result, 100% of the shares granted generally vest.

See Note 2 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2006 for related accounting policy.

SJI - 11

The following table summarizes the nonvested restricted stock awards outstanding at June 30, 2007 and the assumptions used to estimate the fair value of the awards:

	Grant	Shares	Fair Value	Expected	Risk-Free
	Date	Outstanding	Per Share	Volatility	Interest Rate

Officers & Key Employees -	Jan. 2005	35,005	$25.155	15.5%	3.4%
	Jan. 2006	38,561	$27.950	16.9%	4.5%
	Jan. 2007	43,387	$29.210	18.5%	4.9%

Directors -	Dec. 2004	5,220	$24.955	-	-
	Dec. 2005	6,340	$29.970	-	-
	Dec. 2006	9,261	$34.020	-	-

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

The following table summarizes the total compensation cost for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Officers & Key Employees	$250	$229	$498	$459
Directors	52	33	104	66
Total Cost	302	262	602	525

Capitalized	(26)	(37)	(53)	(57)
Net Expense	$276	$225	$549	$468

As of June 30, 2007, there was $1.9 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 2.1 years.

SJI - 12

The following table summarizes information regarding restricted stock award activity during the six months ended June 30, 2007 excluding accrued dividend equivalents:

	Officers & Other Key Employees	Directors

Nonvested Shares Outstanding, January 1, 2007	116,432	20,821

Granted	44,106	-
Vested*	(42,135)	-
Forfeited	(1,450)	-
Nonvested Shares Outstanding, June 30, 2007	116,953	20,821

* Actual shares awarded to officers upon vesting, including dividend equivalents and adjustments for performance measures totaled 69,781 shares.

During the six months ended June 30, 2007 and 2006, SJI awarded 69,781 shares at a market value of $2.3 million and 101,009 shares at a market value of $2.9 million, respectively. The Company has a policy of issuing new shares to satisfy its obligations under these plans; therefore, there are no cash payment requirements resulting from the normal operation of this plan. However, a change in control could result in such shares becoming nonforefeitable or immediately payable in cash.  At the discretion of the Officers and other key employees, the receipt of vested shares can be deferred until future periods.  These deferred shares are included in Treasury Stock on the Condensed Consolidated Balance Sheets.

3.           DISCONTINUED OPERATIONS:

Discontinued Operations consist of the environmental remediation activities related to the properties of South Jersey Fuel, Inc. (SJF) and the product liability litigation and environmental remediation activities related to the prior business of The Morie Company, Inc. (Morie). SJF is a subsidiary of Energy & Minerals, Inc. (EMI), an SJI subsidiary, which previously operated a fuel oil business. Morie is the former sand mining and processing subsidiary of EMI. EMI sold the common stock of Morie in 1996.

SJI conducts tests annually to estimate the environmental remediation costs for these properties.

Summarized operating results of the discontinued operations for the three and six months ended June 30, were (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Loss before Income Taxes:
Sand Mining	$(63)	$(86)	$(280)	$(229)
Fuel Oil	(8)	(11)	(19)	(123)
Income Tax Benefits	16	34	96	123
Loss from Discontinued Operations — Net	$(55)	$(63)	$(203)	$(229)
Earnings Per Common Share from
Discontinued Operations — Net:
Basic and Diluted	$(0.002)	$(0.002)	$(0.007)	$(0.008)

SJI - 13

 4.           COMMON STOCK:

The following shares were issued and outstanding at June 30:

2007
Beginning Balance, January 1	29,325,593
New Issues During Period:
Dividend Reinvestment Plan	85,878
Stock-Based Compensation Plan	69,781
Ending Balance, June 30	29,481,252

The par value ($1.25 per share) of stock issued was recorded in Common Stock and the net excess over par value of approximately $4.8 million, was recorded in Premium on Common Stock.

EARNINGS PER COMMON SHARE — Basic EPS is based on the weighted-average number of common shares outstanding. EPS is presented in accordance with FASB Statement No. 128, “Earnings Per Share,” which establishes standards for computing and presenting basic and diluted EPS. The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 105,615 and  64,427 shares for the three months and 113,948 and 65,938 shares for the six months ended June 30, 2007 and 2006, respectively. These shares relate to SJI’s restricted stock as discussed in Note 2.

DIVIDEND REINVESTMENT PLAN (DRP) — Newly issued shares of common stock offered through the DRP are issued directly by SJI. As of June 30, 2007, SJI reserved approximately 1.2 million shares of authorized, but unissued, common stock for future issuance through the DRP.

5.           RESTRICTED INVESTMENTS:

In accordance with the terms of the Marina and certain SJG loan agreements, unused proceeds are required to be escrowed pending approved construction expenditures. As of June 30, 2007 and December 31, 2006, the escrowed proceeds, including interest earned, totaled $13.0 million and $12.7 million, respectively.

SJRG maintains a margin account with a national investment firm to support its risk management activities. The balance required to be held in this margin account increases as the net value of the outstanding energy related financial contracts with this investment firm decreases. As of June 30, 2007, there was no balance in this account. As of December 31, 2006, the balance of this account was $10.4 million. As of June 30, 2007, the Company is holding $7.2 million in a margin account received from this investment firm as the value of the related financial contracts has increased. This balance is reflected in Margin Account Liability on the condensed consolidated balance sheets.

6.           SEGMENTS OF BUSINESS:

SJI operates in several different operating segments. Gas Utility Operations (SJG) consists primarily of natural gas distribution to residential, commercial and industrial customers. Wholesale Gas Operations include SJRG’s activities. SJE is involved in both retail gas and retail electric activities. Retail Gas and Other Operations include natural gas acquisition and transportation service business lines and other energy service projects. Retail Electric Operations consist of electricity acquisition and transportation to commercial and industrial customers. On-Site Energy Production consists of Marina’s thermal energy facility and other energy-related projects. Appliance Service Operations includes SJESP’s servicing of appliances via the sale of appliance service programs as well as on a time and materials basis, and the installation of residential and small commercial HVAC systems.

SJI - 14

Information about SJI's operations in different operating segments for the three and six months ended June 30 is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating Revenues:
Gas Utility Operations	$95,995	$105,006	$373,859	$382,087
Wholesale Gas Operations	15,789	4,534	36,883	26,519
Retail Gas and Other Operations	40,016	34,709	98,733	93,772
Retail Electric Operations	13,133	11,629	25,577	24,665
On-Site Energy Production	9,458	6,227	19,182	14,070
Appliance Service Operations	3,728	3,576	7,696	7,350
Corporate & Services	3,403	3,020	6,786	6,190
Subtotal	181,522	168,701	568,716	554,653
Intersegment Sales	(9,862)	(14,932)	(28,630)	(28,272)
Total Operating Revenues	$171,660	$153,769	$540,086	$526,381

Operating Income:
Gas Utility Operations	$11,176	$9,560	$57,447	$52,740
Wholesale Gas Operations	9,638	2,695	13,305	15,400
Retail Gas and Other Operations	251	(625)	(56)	(1,725)
Retail Electric Operations	822	1,574	1,377	2,082
On-Site Energy Production	2,119	1,486	4,124	3,507
Appliance Service Operations	(274)	498	(71)	1,250
Corporate and Services	155	139	243	302
Total Operating Income	$23,887	$15,327	$76,369	$73,556

Depreciation and Amortization:
Gas Utility Operations	$7,234	$6,195	$14,446	$12,524
Wholesale Gas Operations	20	2	36	5
Retail Gas and Other Operations	3	3	5	5
Appliance Services Operations	70	58	132	115
On-Site Energy Production	719	461	1,501	922
Corporate and Services	64	52	121	113
Total Depreciation and Amortization	$8,110	$6,771	$16,241	$13,684

Interest Expense:
Gas Utility Operations	$4,792	$5,181	$10,032	$10,333
Wholesale Gas Operations	444	396	1,195	911
Retail Gas and Other Operations	32	45	136	100
On-Site Energy Production	918	591	1,794	1,183
Corporate and Services	766	685	1,870	1,618
Subtotal	6,952	6,898	15,027	14,145
Intersegment Borrowings	(764)	(681)	(1,870)	(1,562)
Total Interest Expense	$6,188	$6,217	$13,157	$12,583

Property Additions:
Gas Utility Operations	$12,744	$16,255	$24,293	$29,249
Retail Gas and Other Operations	22	5	31	5
Appliance Service Operations	116	125	144	170
On-Site Energy Production	1,652	6,715	3,400	9,460
Corporate and Services	446	180	653	391
Total Property Additions	$14,980	$23,280	$28,521	$39,275

SJI - 15

	June 30, 2007	December 31, 2006

Identifiable Assets:
Gas Utility Operations	$1,183,642	$1,228,076
Wholesale Gas Operations	136,576	181,257
Retail Gas and Other Operations	31,625	48,998
Retail Electric Operations	5,635	4,537
Appliance Service Operations	13,626	14,147
On-Site Energy Production	123,928	121,498
Discontinued Operations	413	415
Corporate and Services	68,638	109,201
Subtotal	1,564,083	1,708,129
Intersegment Assets	(78,590)	(135,097)
Total Identifiable Assets	$1,485,493	$1,573,032

SJI - 16

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

Regulatory Assets consisted of the following items (in thousands):

	June 30, 2007	December 31, 2006
Environmental Remediation Costs:
Expended - Net	$20,915	$17,743
Liability for Future Expenditures	68,851	67,905
Income Taxes-Flowthrough Depreciation	4,196	4,685
Deferred Asset Retirement Obligation Costs	21,509	21,009
Deferred Gas Costs - Net	-	19,698
Deferred Pension and Other Postretirement Benefit Costs	39,170	39,359
Temperature Adjustment Clause Receivable	8,068	8,996
Conservation Incentive Program Receivable	15,342	7,747
Societal Benefit Costs Receivable	1,234	6,912
Premium for Early Retirement of Debt	1,451	1,532
Other Regulatory Assets	1,494	1,376
	$182,230	$196,962

SJI - 17

Regulatory Liabilities consisted of the following items (in thousands):

	June 30, 2007	December 31, 2006
Excess Plant Removal Costs	$48,532	$48,377
Deferred Gas Revenues - Net	4,233	-
Other	4,012	2,420

Total Regulatory Liabilities	$56,777	$50,797

DEFERRED GAS COSTS AND REVENUES — NET — Over/under collections of gas costs are monitored through SJG’s Basic Gas Supply Service Clause mechanism. Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability. Derivative contracts used to hedge SJG’s natural gas purchases are also included in the BGSS, subject to BPU approval. The BGSS decreased from $19.7 million regulatory asset at December 31, 2006 to a $4.2 million regulatory liability at June 30, 2007 primarily as a result of gas costs recovered from customers in excess of current costs during the first six months of 2007. Gas cost recoveries are typically very high in the first quarter of the year as customer consumption is at its highest point during the winter months. In addition, a change in the fair value of SJG’s energy related derivatives resulting from an increase in the average future prices accounted for $9.9 million of the fluctuation.

9.           PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three and six months ended June 30, 2007 and 2006, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service Cost	$722	$729	$1,851	$1,584
Interest Cost	1,703	1,821	4,302	3,607
Expected Return on Plan Assets	(2,152)	(2,354)	(5,603)	(4,618)
Amortizations:
Prior Service Cost	63	114	164	228
Actuarial Loss	442	514	1,032	1,193
Net Periodic Benefit Cost	778	824	1,746	1,994
Capitalized Benefit Costs	(267)	(238)	(633)	(637)
Total Net Periodic Benefit Expense	$511	$586	$1,113	$1,357

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service Cost	$223	$198	$531	$396
Interest Cost	612	471	1,458	942
Expected Return on Plan Assets	(477)	(349)	(1,137)	(698)
Amortizations:
Prior Service Credits	(81)	(89)	(193)	(178)
Actuarial Loss	138	119	329	238
Net Periodic Benefit Cost	415	350	988	700
Capitalized Benefit Costs	(146)	(98)	(378)	(196)
Total Net Periodic Benefit Expense	$269	$252	$610	$504

SJI - 18

Capitalized benefit costs reflected in the table above relate to SJG’s construction program.

See Note 11 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2006, for additional information related to SJI’s pension and other postretirement benefits.

10.                 RETAINED EARNINGS:

SJG is restricted as to the amount of cash dividends or other distributions that may be paid on its common stock by an order issued by the BPU in July 2004 that granted SJG an increase in base rates. Per the order, SJG is required to maintain total common equity of no less than $289.2 million. SJG’s total common equity balance was $379.6 million at June 30, 2007.

Various loan agreements also contain potential restrictions regarding the amount of cash dividends or other distributions that SJG may pay on its common stock. As of June 30, 2007, these loan restrictions did not affect the amount that may be distributed from either SJG’s or SJI’s retained earnings.

11.                 UNUSED LINES OF CREDIT:

Bank credit available to SJI totaled $406.0 million at June 30, 2007, of which $174.1 million, inclusive of $65.2 million of letters of credit, was used. Those bank facilities consist of a $100.0 million revolving credit facility and $76.0 million of uncommitted bank lines available to SJG; and a $200.0 million revolving credit facility and $30.0 million of uncommitted bank lines available to SJI. The revolving credit facilities expire in August 2011 and contain one financial covenant regarding the ratio of total debt to total capitalization, measured on a quarterly basis. SJI and SJG were in compliance with this covenant as of June 30, 2007. Borrowings under these credit facilities are at market rates. The average borrowing cost, which changes daily, was 5.72% and 5.95% at June 30, 2007 and 2006, respectively.

12.                 COMMITMENTS AND CONTINGENCIES:

CONTRACTUAL CASH OBLIGATIONS — The Company has incurred various contractual obligations in the normal course of activities. These obligations primarily include future cash payments required under debt agreements, commodity supply purchase agreements, regulatory agreements and construction contracts. The commodity supply purchase agreements include contractual purchase obligations for physical commodities and transportation as well as financial instruments of approximately $296.0 million that are expected to result in physical purchases.

There were no significant changes to the Company’s contractual obligations described in Note 14 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2006, except for commodity supply purchase obligations which decreased by approximately $128.4 million in total since December 31, 2006. This was primarily due to the expiration of obligations during the first six months of 2007 which was partially offset by an increase in rates effective March 1, 2007 with one of SJG’s major transportation suppliers with whom we have a multi-year purchase agreement.

GUARANTEES — As of June 30, 2007, SJI had issued $303.3 million of parental guarantees on behalf of its wholly owned subsidiaries. Of this total, $246.3 million expire within one year, and $51.1 million have no expiration date. These guarantees were issued to guarantee payment to third parties with whom our subsidiaries have commodity supply contracts and for Marina’s construction and operating activities. As of June 30, 2007, these guarantees support future firm commitments and $32.9 million of the Accounts Payable recorded on our condensed consolidated balance sheet.

SJI - 19

In April 2007 SJI guaranteed certain obligations of LVE Energy Partners, LLC (LVE), an unconsolidated joint venture in which Marina has a 50% equity interest. LVE entered into a 25-year contract with a resort developer to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada. LVE will begin construction of the facility in 2007 and expects to provide full energy services when the resort is completed in 2010.

SJI has issued a performance guaranty for up to $180 million to the resort developer to ensure that certain construction milestones relating to the development of the thermal facility are met. Concurrently, SJI is the beneficiary of a surety bond purchased by the project’s general contractor that provides SJI with assurance that construction of the thermal facility will meet those same milestones. SJI has also guaranteed certain performance obligations of LVE under the operating agreements between LVE and the resort, up to $20 million each year for the term of the agreement, commencing with the first year of operations. In addition SJI has guaranteed the obligations of LVE under two forward-starting interest rate swaps entered into by LVE in June 2007, with a total notional amount of $70 million. These swaps are expected to be settled by October 2007. The maximum amount that SJI could be obligated for on these swaps is dependent upon the movement of long-term interest rates between June and October 2007. The maximum potential liability is approximately $7.1 million assuming a hypothetical 100 basis point (1%) decrease in interest rates between June and October 2007.  The Company has recorded a liability in Other Noncurrent Liabilities on the condensed consolidated balance sheets as of June 30, 2007 for the fair value of all of these guarantees of $1.5 million. The joint venture partner and SJI have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees.  As of June 30, 2007 SJI has invested $2.1 million in LVE and expects to invest an additional $28.0 million during 2007.

STANDBY LETTERS OF CREDIT — As of June 30, 2007, SJI provided $65.2 million of standby letters of credit through SJI’s revolving credit facility. Letters of credit in the amount of $62.3 million support the variable-rate demand bonds issued through the NJEDA to finance Marina’s thermal plant project. SJI has six additional letters of credit outstanding totaling $2.9 million, two of which were posted to different utilities and one was posted to the PJM Interconnection to enable SJE to market retail electricity. The remaining letters were posted for various construction activities.

ENVIRONMENTAL REMEDIATION COSTS — SJI incurred and accrued costs for environmental cleanup of 12 sites where SJG or its predecessors operated gas manufacturing plants. SJG stopped manufacturing gas in the 1950s. SJI and some of its nonutility subsidiaries also accrued costs for environmental cleanup of sites where SJF previously operated a fuel oil business and Morie maintained equipment, fueling stations and storage. There have been no significant changes to the status of the Company’s environmental remediation efforts or the expected remediation costs since December 31, 2006 which are described in Note 14 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2006, except that the remedial action plan for site 1 has been submitted to the New Jersey Department of Environmental Protection for approval.

SJI - 20

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

Temperature Adjustment Clause (TAC) — Through September 30, 2006, SJG’s tariff included a TAC to mitigate the effect of variations in heating season temperatures from historical norms. Each TAC year ran from November 1 through May 31 of the following year. Once the TAC year ended, the net earnings impact was filed with the BPU for future recovery. As a result, the cash inflows or outflows generally would not begin until the next TAC year. Because of the timing delay between the earnings impact and the recovery, the net result can be either a regulatory asset or liability. The TAC increased SJG’s net income by  $1.3 and  $4.9 million for the three and six months ended June 30, 2006 as weather was  significantly warmer than the 20-year TAC average.

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

SJI - 21

Similar to the TAC, utility earnings are recognized during current periods based upon the application of the CIP. The cash impact of variations in customer usage will result in cash being collected from, or returned to, customers during the subsequent CIP year, which runs from October 1 to September 30.

The CIP protected $1.4 million in earnings for the three months ended June 30, 2007 and $4.4 million for the six months ended June 30, 2007, which would have been lost due to warm weather and lower customer usage. Of those amounts, the full $1.4 million was related to customer usage during the three months ended June 30, 2007.  During the six months ended June 30, 2007, $0.2 million was related to weather and $4.2 million was related to customer usage.

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

Net Income for the three months ended June 30, 2007 increased $4.9 million, or 83% to $10.8 million compared to the three months ended June 30, 2006. This increase is primarily due to:

•	a 228% increase in gross margin generated from SJRG;

•	a 2.1% increase in SJG customers and;

•	an additional $1.4 million relating to the SJG CIP that would have been lost due to lower customer usage as was experienced in the second quarter of 2006.

Net Income for the six months ended June 30, 2007 increased $1.2 million, or 3% to $37.8 million compared to the six months ended June 30, 2006.  This increase is primarily due to:

•	an additional $4.2 million relating to the SJG CIP that would have been lost due to lower customer usage as was experienced during the first six months of 2006.

This increase was offset by:

•	a 9% decrease in gross margin generated by SJRG.

These changes are discussed in more detail below.

SJI - 22

The following tables summarize the composition of gas utility volumes, revenues, margin and degree days for the three and six months ended June 30 (in thousands, except for degree day data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Throughput – dth:
Firm Sales -
Residential	3,232	2,542	14,513	12,726
Commercial	931	941	3,860	4,357
Industrial	15	29	121	134
Cogeneration & Electric Generation	131	224	162	254
Firm Transportation -
Residential	273	141	1,144	466
Commercial	1,054	777	3,664	2,438
Industrial	2,957	3,406	6,068	6,908
Cogeneration & Electric Generation	713	10	1,127	12

Total Firm Throughput	9,306	8,070	30,659	27,295

Interruptible	28	34	38	66
Interruptible Transportation	728	846	1,379	1,860
Off-System	3,079	4,708	9,914	8,999
Capacity Release & Storage	22,665	16,765	31,479	32,504

Total Throughput - Utility	35,806	30,423	73,469	70,724

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Utility Operating Revenues:
Firm Sales -
Residential	$46,183	$46,948	$214,255	$213,384
Commercial	11,069	12,844	47,647	64,253
Industrial	1,423	948	5,406	2,962
Cogeneration & Electric Generation	1,618	2,303	2,067	3,360
Firm Transportation -
Residential	1,214	781	4,788	2,143
Commercial	2,596	2,252	9,624	6,473
Industrial	2,643	2,992	5,733	6,262
Cogeneration & Electric Generation	552	11	946	11

Total Firm Revenues - Utility	67,298	69,079	290,466	298,848

Interruptible	296	370	436	769
Interruptible Transportation	475	358	938	992
Off-System	24,230	33,101	76,296	74,744
Capacity Release & Storage	3,338	1,699	5,082	6,001
Intercompany Sales	(3,592)	(9,899)	(16,172)	(17,459)
Other	359	399	642	733

Total Utility Operating Revenues	$92,404	$95,107	$357,688	$364,628

SJI - 23

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Utility Net Operating Revenues:
Residential	$47,397	$47,729	$219,043	$215,527
Commercial and Industrial	17,731	19,036	68,410	79,950
Cogeneration and Electric Generation	2,170	2,314	3,013	3,371
Interruptible	771	728	1,374	1,761
Off-system, Capacity Release & Storage	27,568	34,800	81,378	80,745
Intercompany Sales	(3,592)	(9,899)	(16,172)	(17,459)
Other Revenues	359	399	642	733
Total Utility Operating Revenues	92,404	95,107	357,688	364,628

Less:
Cost of Sales	60,255	66,141	253,220	267,201
Conservation Recoveries	1,042	1,751	2,255	3,968
RAC Recoveries	473	448	945	895
Revenue Taxes	1,399	1,082	5,433	4,762
Net Operating Revenues (Margin)	$29,235	$25,685	$95,835	$87,802

Margin:
Residential	$17,490	$14,929	$61,752	$53,794
Commercial and Industrial	7,625	6,753	22,985	20,920
Cogeneration and Electric Generation	620	526	979	1,045
Interruptible	41	72	98	142
Off-system, Capacity Release & Storage	599	600	1,590	2,757
Other Revenues	544	541	826	874
Margin Before Weather Normalization & Decoupling	26,919	23,421	88,230	79,532
TAC Mechanism	-	2,264	-	8,270
CIP Mechanism	2,316	-	7,605	-
Utility Net Operating Revenues (Margin)	$29,235	$25,685	$95,835	$87,802

Degree Days	547	401	2,965	2,564

Volumes - Total gas throughput increased 17.7% for the three months ended June 30, 2007, compared with the same period in 2006. Firm throughput increased 15.3% due to 36.4% colder weather and the addition of 6,668 customers.  In addition, opportunities for storage and capacity release increased substantially during the second quarter of 2007. However, due to the lower margin on capacity release and storage, coupled with our requirement to credit the BGSS with 85% of these margins, such increase in throughput had a minimal impact on SJG’s profitability.  For the six months ended June 30, 2007, total gas throughput increased 3.9% compared to the same period in 2006.  Firm throughput increased 12.3% due to 15.6% colder weather and customer growth of 2.1% over the prior year.

SJI - 24

Operating Revenues — Utility — Revenues decreased  $2.7 million during the  second quarter of 2007 compared with the same period in the prior year primarily due to a shift in off-system sales to a related party which are eliminated in consolidation. Prior to intercompany eliminations, revenues decreased $9.0 million during the second quarter of 2007 compared with the same period in the prior year primarily due to two factors.  First, Off-System sales volume decreased as activity during the period shifted from sales, which include the cost of commodity, to Capacity Release & Storage activity, which does not include the transfer of commodity.  As a result, revenues decreased substantially; however, as indicated by the Margin table above, the net contribution to the company’s earnings were not negatively impacted by this shift in activity. Contributing to lower firm revenues was a decrease in the Basic Gas Supply Service (BGSS) gas cost recovery rate and an increase in the number of residential and commercial customers purchasing gas from third party marketers. The BGSS rate in the second quarter of 2007 was 10.8% lower than the prior year rate. Last year’s rate was higher to address under recovery of gas costs stemming from substantial increases in wholesale gas prices across the country in 2005.  Transportation customers generate less revenue for the Company because they purchase the gas commodity from a third party marketer. However, as the Company does not profit from the sale of the commodity, neither BGSS rate changes nor customer migration between sales and transportation have an impact on Company profitability.

Revenues decreased $6.9 million during the first six months of 2007 compared with the same period in the prior year primarily due to lower firm revenues.  While SJG added 6,668 customers during the 12-month period ended June 30, 2007, which represents a 2.1% increase in total customers, and weather was 15.6% colder than last year during this six month period, firm sales revenue decreased notably.  This decrease resulted from the decrease in the BGSS gas cost recovery rate, as discussed above, in addition to customer migration from firm sales to firm transportation service.  The number of transportation customers increased to 26,661 at June 30, 2007 as compared to 18,789 the prior year.

Operating Revenues — Nonutility — Combined revenues for SJI’s nonutility businesses, net of intercompany transactions, increased by  $20.6 million for both the three and six months ended June 30, 2007 compared with the same periods of 2006.

 SJE’s revenues from retail gas increased by $5.5 million and $5.6 million for the three and six months ended June 30, 2007, respectively, compared with the same periods of 2006. This increase is a result of SJE beginning to add residential customers in the second quarter of 2006 reaching a total customer count of over 16,000 as of June 30, 2007. In addition, sales to commercial and industrial customers in Northwest Pennsylvania increased as a result of a retail operations acquisition in November 2006. These increases were partially offset by significantly lower sales prices in 2007 compared with 2006.

SJE’s revenues from retail electricity decreased by $0.5 million and $2.7 million for the three and six months ended June 30, 2007, respectively, compared with the same periods of 2006 due mainly to lower electricity sales prices.

SJRG’s revenues increased by $11.2 million and $10.3 million for the three and six months ended June 30, 2007, respectively, compared with the same periods of 2006. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts of $10.6 million and $(22.4) million for the three and six month periods, respectively, due to price volatility, SJRG’s revenues increased by $0.6 million and $32.7 million for the three and six months ended June 30, 2007, respectively, compared with the same periods of 2006. This increase is primarily related to SJRG selling more than double the storage volumes as compared with the six months ended June 30, 2006.

Marina’s revenues increased by  $4.5 million and  $7.7 million for the three and six months ended June 30, 2007 compared with the  same periods of 2006 due mainly to sales to Borgata’s expansion which began operations in July 2006.

SJI - 25

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

Total margin increased $3.6 million, or 13.8%, for the three months ended June 30, 2007 compared with the same period in 2006 primarily due to customer additions, as noted above under “Operating Revenues-Utility” and the operation of the CIP which protected $1.4 million that would have been lost due to lower customer usage.  The impact of these two factors was primarily noted in the residential and commercial markets which recognized an additional $3.4 million in margin in the second quarter of 2007 compared to the second quarter of 2006.

Total margin increased $8.0 million or 9.1% for the six months ended June 30, 2007 compared with the same period in 2006 primarily due to customer additions, as noted above, and the operation of the CIP.  The CIP protected $4.2 million of margin that would have been lost due to lower customer usage. Partially offsetting the positive impact of these increases were lower margins from Off-system sales (OSS), capacity release and storage.  Margin declined in these markets due to less favorable market conditions, primarily in the first quarter of 2007, and a decrease in the percentage of earnings from these sales retained by the Company in accordance with a July 2004 base rate case stipulation.  Through July 1, 2006, the company retained 20% of margins generated by OSS and related activities.  Since then the company is only permitted to retain 15% of such margins.

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

For the three and six months ended June 30, 2007, combined gross margins for the nonutility businesses, net of intercompany transactions, increased $8.2 million and $0.9 million, respectively, compared with the same periods of 2006. This increase is primarily due to the following:

•
Gross Margin for SJRG  increased  $7.3 million and decreased  $(1.5) million for the three and six months ended June 30, 2007, respectively, compared with the  same periods of 2006. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts as discussed above, gross margin for SJRG decreased $3.3 million for the three months ended June 30, 2007 and increased $20.9 million for the six months ended June 30, 2007. The decrease during the second quarter of 2007 is primarily due to timing differences related to the storage optimization decisions that were made in the first quarter of 2007. Operationally, margins during the first quarter of 2007 and for the six months ended June 30, 2007 increased significantly due primarily to favorable time spreads on storage asset positions. These storage assets allow SJRG to lock in the differential between purchasing natural gas at low current prices and selling equivalent quantities at higher future prices. Gross margin is generated via seasonal pricing differentials. SJRG’s contribution to margin continues to increase as the portfolio of storage assets under contract is expanded. Storage assets under contract totaled 10.0 Bcf, and 9.4 Bcf as of June 30, 2007 and 2006, respectively.  SJRG added 4.4 Bcf of storage assets in May 2006. However, margins could fluctuate significantly due to the volatile nature of wholesale gas prices.

SJI - 26

•
Gross Margin for Marina increased $1.6 million and $2.7 million for the three and six months ended June 30, 2007, respectively, compared with the same periods of 2006. Gross margin as a percentage of Operating Revenues has decreased 15.8 percentage points for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006, and 11.6 percentage points for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This change is due mainly to an increase in capacity and ancillary costs which are not currently being reflected in the billing rates.

•
Gross margin from SJE’s retail gas sales increased $1.0 million and $2.1 million for the three and six months ended June 30, 2007, respectively, compared with the same periods of 2006. Gross margin as a percentage of Operating Revenues has increased 2.5 percentage points for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, and 2.2 percentage points for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This change is due mainly to margins recognized on residential sales volumes in the first six months of 2007 and losses incurred relating to a full requirements customer in the commercial market recognized in the first six months of 2006.

•
Gross margin from SJE’s retail electricity sales decreased $0.7 million and $0.6 million for the three and six months ended June 30, 2007, respectively, compared with the same periods of 2006. Gross margin as a percentage of Operating Revenues has decreased 7.1 percentage points for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, and 2.7 percentage points for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. These decreases were due mainly to the recovery of previously expensed costs recovered in the second quarter of 2006.

•
Gross margin for SJESP decreased $0.9 million and $1.6 million for the three and six months ended June 30, 2007, respectively, compared with the same periods of 2006. Contributing to these margin decreases were higher payroll and benefit costs.

Operations Expense — A summary of net changes in operations expense, for the three and six months ended June 30 follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2007 vs. 2006	2007 vs. 2006

Utility	$1,034	$1,104
Nonutility:
Wholesale Gas	233	509
Retail Gas and Other	70	158
Retail Electricity	40	104
On-Site Energy Production	672	1,358
Appliance Service	(96)	(144)
Total Nonutility	919	1,985
Corporate and Services	349	668
Intercompany Eliminations	(416)	(630)
Total Operations	$1,886	$3,127

Utility operations expense increased $1.0 million and $1.1 million for the three and six months ended June 30, 2007, respectively, as compared with the same periods in 2006.  The increase is primarily due to an increase in the reserve for uncollectible accounts as a result of higher sales late in the 2007 winter season.

Nonutility Wholesale Gas Operations expense increased for the three and six months ended June 30, 2007, compared with the same period of 2006, due mainly to higher Corporate and Services cost allocations and additional personnel costs to support growth.

SJI - 27

Nonutility On-Site Energy Production Operations expense increased for the three and six months ended June 30, 2007, compared to the same period of 2006, due mainly to higher labor and operating costs at active projects, higher Corporate and Services cost allocations, and six months of costs related to the thermal plant expansion which began operations in July 2006.

Other Operating Expenses — A summary of changes in other consolidated operating expenses for the three and six months ended June 30 follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2007 vs. 2006	2007 vs. 2006

Maintenance	65	132
Depreciation	495	1,164
Energy and Other Taxes	329	682

Depreciation expense increased for the three and six months ended June 30, 2007, compared with the same period of 2006, due mainly to the increased investment in property, plant and equipment by SJG and Marina.

Energy and Other Taxes increased for the three and six months ended June 30, 2007, compared with the same period in 2006, primarily due to higher energy-related taxes. Higher taxable firm throughput in 2007 resulted from colder weather primarily during the first quarter.

Interest Charges – Interest charges for the quarter ended June 30, 2007 were essentially unchanged from the comparable prior year period.  Higher interest rates experienced during the quarter offset the impact of lower short-term borrowing levels.  Interest charges for the six months ended June 30, 2007 increased $0.6 million, compared with the same period of 2006, due primarily to higher interest rates on short-term debt which offset lower levels of short-term debt outstanding, and higher levels of long-term debt outstanding.  Long-term debt levels rose due to debt issuances in March and April 2006 that supported capital expenditures at both our utility and non-utility operations.  Debt is incurred primarily to expand and upgrade SJG’s gas transmission and distribution system, to support seasonal working capital needs related to inventories and customer receivables, and to develop energy projects.

Discontinued Operations— The losses are primarily comprised of environmental remediation and product liability litigation associated with previously disposed of businesses.

LIQUIDITY AND CAPITAL RESOURCES:

Liquidity needs are driven by factors that include natural gas commodity prices; the impact of weather on customer bills; lags in fully collecting gas costs from customers under the Basic Gas Supply Service charge; working capital needs of our energy trading and marketing activities; the timing of construction and remediation expenditures and related permanent financings; the timing of equity contributions to unconsolidated affiliates; mandated tax payment dates; both discretionary and required repayments of long-term debt; and the amounts and timing of dividend payments.

SJI - 28

Cash Flows from Operating Activities— Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $112.8 million, and $35.2 million in the first six months of 2007 and 2006, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization and gas cost recoveries. The comparison of net cash provided by operating activities between the first six months of 2007 and 2006 was significantly impacted by differences in the terms under which SJI purchased natural gas, and the impact of extremely warm weather on inventory levels and collection under regulatory clauses at respective preceding year ends. Lower payable levels at year end 2006 as compared with 2005 was due to SJI’s election to pay for certain gas supplies on a current basis as opposed to 2005 when we delayed those payments into the first quarter of the subsequent year. Very warm weather conditions experienced during the fourth quarter of 2006 resulted in low levels of gas withdrawn from storage during that quarter to meet customer demand. In addition, decreased gas volumes consumed resulted in slower collections of expenses under several regulatory clauses, resulting in higher underrecovered expense balances in those clauses. Colder weather experienced during the first half of 2007 than in 2006 produced larger inventory drawdowns and boosted collections under regulatory clauses, benefiting cash from operating activities in 2007.

Cash Flows from Investing Activities— SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. Net cash outflows for construction projects for the first six months of 2007 and 2006 amounted to $27.7 million and $42.3 million, respectively.This decrease is primarily attributable to construction costs relating to two large pipeline installation projects among others, that were accrued as of December 31, 2005 and paid during the first six months of 2006 as well as approximately $6.1 million of costs related to the construction of Marina’s on-site energy production projects that were incurred during the six months ended June 30, 2006 and did not recur in 2007. We estimate the net cash outflows for construction projects for 2007, 2008 and 2009 to be approximately $59.0 million, $51.1 million and $47.5 million, respectively. Included in the 2007 estimates is $3.8 million in capital costs accrued but not paid as of December 31, 2006.  We also expect to invest $28.0 million for the remainder of 2007 in unconsolidated affiliates to support additional construction projects.

In support of its risk management activities, SJRG is required to maintain a margin account with a national investment firm as collateral for its forward contracts, swap agreements, options contracts and futures contracts. This margin account is included in Restricted Investments or Margin Account Liability, depending upon the value of the related financial contracts, (the change in the Margin Account Liability is reflected in cash flows from Operating Activities) on the consolidated balance sheets. The required amount of restricted investments changes on a daily basis due to fluctuations in the market value of the related outstanding contracts and is difficult to predict.

Cash Flows from Financing Activities— Short-term borrowings under lines of credit from commercial banks are used to supplement cash from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, short-term debt incurred to finance capital expenditures is refinanced with long-term debt. No long-term debt was issued during the first six months of 2007.

Bank credit available to SJI totaled $406.0 million at June 30, 2007, of which $174.1 million, inclusive of $65.2 million of letters of credit, was used. Those bank facilities consist of a $100.0 million revolving credit facility and, $76.0 million of uncommitted bank lines available to SJG; and a $200.0 million revolving credit facility and $30.0 million of uncommitted bank lines available to SJI. The revolving credit facilities expire in August 2011 and contain one financial covenant regarding the ratio of total debt to total capitalization, measured on a quarterly basis. SJI and SJG were in compliance with this covenant as of June 30, 2007. Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business’ future liquidity needs.

SJI - 29

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

SJI has raised equity capital through its Dividend Reinvestment Plan (DRP). Participants in SJI's DRP receive newly issued shares. We offer a 2% discount on DRP investments as it has been the most cost-effective way to raise equity capital in the quantities we are seeking. Through the DRP, SJI raised $3.1 million of equity capital by issuing 85,878 shares in the first six months of 2007, and $2.5 million of equity capital by issuing 93,222 shares in the first six months of 2006. We anticipate raising less than $10.0 million of additional equity capital in total through the DRP in 2007, for the purpose of maintaining an equity-to-capitalization ratio close to 50%.

SJI’s capital structure was as follows:

	As of June 30, 2007	As of December 31, 2006

Common Equity	50.2%	44.4%
Long-Term Debt	38.2	36.1
Short-Term Debt	11.6	19.5
Total	100.0%	100.0%

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

COMMITMENTS AND CONTINGENCIES:

SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, working capital, and for environmental remediation costs. Net cash outflows for construction projects and remediation projects for the first six months of 2007 amounted to $27.7 and $4.4 million, respectively. Management estimates net cash outflows for construction projects for 2007, 2008 and 2009, including those relating to unconsolidated affiliates, to be approximately $89.0 million, $51.1 million and $47.5 million, respectively. Total cash outflows for remediation projects are expected to be $19.6 million, $19.8 million and $9.0 million for 2007, 2008 and 2009, respectively.

SJI is obligated on the letters of credit supporting the variable-rate demand bonds issued through the New Jersey Economic Development Authority by Marina. Commercial banks have issued $62.3 million of renewing letters of credit under SJI’s revolving credit agreement to support the financing of the original construction and recent expansion of Marina’s Atlantic City thermal plant project.

SJI - 30

SJG has certain commitments for both pipeline capacity and gas supply for which it pays fees regardless of usage. Those commitments as of June 30, 2007, average $55.2 million annually and total $247.7 million over the contracts’ lives. Approximately 46% of the financial commitments under these contracts expire during the next five years. SJG expects to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the Basic Gas Supply Service clause.

See Note 12 in the condensed consolidated financial statements for additional discussion of contractual cash obligations of the Company.

Parental Guarantees — As of June 30, 2007, SJI had issued $303.3 million of parental guarantees on behalf of its wholly owned subsidiaries. Of this total, $246.3 million expire within one year and $51.1 million have no expiration date.  These guarantees were issued to guarantee payment to third parties with whom our subsidiaries have commodity supply contracts and for Marina’s construction and operating activities. As of June 30, 2007, these guarantees support future firm commitments and $32.9 million of the Accounts Payable recorded on our condensed consolidated balance sheet.

Off-Balance Sheet Arrangements– An off-balance sheet arrangement is any contractual arrangement involving an unconsolidated entity under which the company has (a) made guarantees, (b) a retained or a contingent interest in transferred assets, (c) any obligation under certain derivative instruments or (d) any obligation under a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk, or credit risk support to the company, or engages in leasing, hedging, or research and development services within the company.

In April 2007 SJI guaranteed certain obligations of LVE Energy Partners, LLC (LVE), an unconsolidated joint venture in which Marina has a 50% equity interest. LVE entered into a 25 year contract with a resort developer to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada. LVE will begin construction of the facility in 2007 and expects to provide full energy services when the resort is completed in 2010.  SJI holds a variable interest in LVE but is not the primary beneficiary.

SJI has issued a performance guarantee for up to $180.0 million to the resort developer to ensure that certain construction milestones relating to the development of the thermal facility are met. Concurrently, SJI is the beneficiary of a surety bond purchased by the project’s general contractor that provides SJI with assurance that construction of the thermal facility will meet those same milestones. SJI has also guaranteed certain performance obligations of LVE under the operating agreements between LVE and the resort, up to $20 million each year for the term of the agreement, commencing with the first year of operations. In addition SJI has guaranteed the obligations of LVE under two forward-starting interest rate swaps entered into by LVE in June 2007, with a total notional amount of $70.0 million. These swaps are expected to be settled by October 2007. The maximum amount that SJI could be obligated for is dependent upon the movement of long-term interest rates between June and October 2007. The maximum potential liability is approximately $7.1 million assuming a hypothetical 100 basis point (1%) decrease in interest rates between June and October 2007.  The Company has recorded a liability in Other Noncurrent Liabilities on the condensed consolidated balance sheets as of June 30, 2007 for the fair value of all of these guarantees of $1.5 million. The joint venture partner and SJI have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees.

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

SJI - 31

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

SJRG and SJE entered into certain contracts to purchase, sell, and transport natural gas. The consolidated net unrealized pre-tax gain (loss) of $10.3 million and $(0.2) million (previously disclosed as $(2.7) million which included certain losses on settled contracts related to gas in storage) was recorded in earnings during the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, the net unrealized pre-tax (loss) gain of $(9.0) million and $13.5 million, respectively (previously disclosed as  $10.0 million which included certain losses on settled contracts related to gas in storage) was recorded in earnings. These unrealized gains and losses are included with realized gains and losses in Operating Revenues – Nonutility. Typically, SJRG's, SJE's, and SJG’s contracts are less than 12 months long. The fair value and maturity of all these energy-trading contracts determined using mark-to-market accounting as of June 30, 2007 is as follows (in thousands):

Assets
	Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Beyond 3 Years	Total

Prices Actively Quoted	NYMEX	$15,440	$7,262	$206	$22,908

Other External Sources	Basis	8,370	3,040	-	11,410

Total		$23,810	$10,302	$206	$34,318

Liabilities	Source of	Maturity	Maturity	Beyond
	Fair Value	< 1 Year	1 - 3 Years	3 Years	Total

Prices Actively Quoted	NYMEX	$11,171	$1,823	$197	$13,191

Other External Sources	Basis	4,152	1,887	-	6,039

Total		$15,323	$3,710	$197	$19,230

SJI - 32

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Contracted volumes of our NYMEX and Basis Contracts are 11.1 million decatherms with a weighted-average settlement price of $8.75 per decatherm.

A reconciliation of SJI's estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Assets, January 1, 2007	$19,122
Contracts Settled During Six Months Ended June 30, 2007, Net	(1,087)
Other Changes in Fair Value from Continuing and New Contracts, Net	(2,947)

Net Derivatives — Energy Related Assets June 30, 2007	$15,088

Interest Rate Risk — Our exposure to interest-rate risk relates primarily to short-term, variable-rate borrowings. Short-term, variable-rate debt outstanding at June 30, 2007 was  $108.9 million and averaged  $111.4 million during the first six months of 2007. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $0.7 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2006 — 67 b.p. increase; 2005 — 194 b.p. increase; 2004 — 115 b.p. decrease; 2003 — 28 b.p. decrease; and 2002 — 74 b.p. decrease. For June 2007, our average interest rate on variable-rate debt was 5.72%.

We issue long-term debt either at fixed rates or use interest rate derivatives to fix interest rates on variable-rate, long-term debt. As of June 30, 2007, the interest costs on all but $4.1 million of our long-term debt were either at a fixed-rate or at a rate fixed via an interest rate derivative. Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates.

As of June 30, 2007, SJI’s active interest rate swaps were as follows:

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

SJI - 33

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

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company's internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item is incorporated by reference to Part I, Item 2, Pending Litigation, beginning on page 31.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	Our annual meeting of shareholders was held on April 20, 2007.
(b)	Class III directors (with a term expiring 2010) were elected as follows:

	For	Withheld

Helen R. Bosley	26,149,986	837,593
Edward J. Graham	26,308,029	679,550
William J. Hughes	26,062,802	924,777
Herman D. James	25,789,033	1,198,546

Class I directors (with a term expiring in 2008) continuing in office are:
    Keith S. Campbell, and W. Cary Edwards.

Class II directors (with terms expiring in 2009) continuing in office are:
    Shirli M. Billings, Thomas A. Bracken, Sheila Hartnett-Devlin, and Frederick R. Raring .

    (c)    The appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 2007 was approved by a vote  of  26,740,209 for the appointment and 163,363 against, with 84,003 abstentions.

SJI - 34

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

SJI - 35

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY INDUSTRIES, INC.
(Registrant)

Dated: August 8, 2007	By: /s/ Edward J. Graham
Edward J. Graham
Chairman, President & Chief Executive Officer

Dated: August 8, 2007	By: /s/ David A. Kindlick
David A. Kindlick
Vice President & Chief Financial Officer

SJI - 36