Form 10-Q
period 2007-09-30
SOUTH JERSEY INDUSTRIES INC
filed 2007-11-08
CIK 91928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

      (Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

  As of November 1, 2007, there were 29,572,416 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements - See Pages 3 through 21

SJI - 2

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Three Months Ended
	September 30,
	2007	2006

Operating Revenues:
Utility	$83,385	$73,541
Nonutility	72,843	81,164

Total Operating Revenues	156,228	154,705

Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	61,188	50,840
- Nonutility	47,976	46,110
Operations	16,084	15,596
Maintenance	1,544	1,454
Depreciation	6,982	6,646
Energy and Other Taxes	1,587	1,783

Total Operating Expenses	135,361	122,429

Operating Income	20,867	32,276

Other Income and Expense	303	639

Interest Charges	(6,966)	(7,462)

Income Before Income Taxes	14,204	25,453

Income Taxes	(5,818)	(10,584)

Equity in Affiliated Companies	178	196

Income from Continuing Operations	8,564	15,065

Loss from Discontinued Operations - (Net of tax benefit)	(33)	(149)

Net Income	$8,531	$14,916

Basic Earnings Per Common Share:
Continuing Operations	$0.290	$0.515
Discontinued Operations	(0.001)	(0.005)

Basic Earnings Per Common Share	$0.289	$0.510

Average Shares of Common Stock Outstanding - Basic	29,518	29,225

Diluted Earnings Per Common Share:
Continuing Operations	$0.289	$0.514
Discontinued Operations	(0.001)	(0.005)

Diluted Earnings Per Common Share	$0.288	$0.509

Average Shares of Common Stock Outstanding - Diluted	29,627	29,320

Dividends Declared per Common Share	$0.245	$0.225

The accompanying notes are an integral part of the condensed consolidated financial statements.

SJI - 3

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Nine Months Ended
	September 30,
	2007	2006

Operating Revenues:
Utility	$441,073	$438,168
Nonutility	255,241	242,917

Total Operating Revenues	696,314	681,085

Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	314,408	318,041
- Nonutility	198,830	177,195
Operations	51,619	48,005
Maintenance	4,446	4,224
Depreciation	20,884	19,384
Energy and Other Taxes	8,891	8,405

Total Operating Expenses	599,078	575,254

Operating Income	97,236	105,831

Other Income and Expense	1,184	1,434

Interest Charges	(20,123)	(20,045)

Income Before Income Taxes	78,297	87,220

Income Taxes	(32,350)	(36,216)

Equity in Affiliated Companies	600	906

Income from Continuing Operations	46,547	51,910

Loss from Discontinued Operations - (Net of tax benefit)	(235)	(378)

Net Income	$46,312	$51,532

Basic Earnings Per Common Share:
Continuing Operations	$1.581	$1.781
Discontinued Operations	(0.008)	(0.013)

Basic Earnings Per Common Share	$1.573	$1.768

Average Shares of Common Stock Outstanding - Basic	29,449	29,140

Diluted Earnings Per Common Share:
Continuing Operations	$1.575	$1.777
Discontinued Operations	(0.008)	(0.013)

Diluted Earnings Per Common Share	$1.567	$1.764

Average Shares of Common Stock Outstanding - Diluted	29,561	29,215

Dividends Declared per Common Share	$0.735	$0.675

The accompanying notes are an integral part of the condensed consolidated financial statements.

SJI - 4

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	September 30,
	2007	2006

Net Income	$8,531	$14,916

Other Comprehensive Loss, Net of Tax:*

Unrealized Gain on Equity Investments	41	109
Unrealized Loss on Derivatives - Other	(1,277)	(1,780)
Other Comprehensive Loss of Affiliated Companies	(858)	-

Other Comprehensive Loss - Net of Tax*	(2,094)	(1,671)

Comprehensive Income	$6,437	$13,245

	Nine Months Ended
	September 30,
	2007	2006

Net Income	$46,312	$51,532

Other Comprehensive (Loss) Income, Net of Tax:*

Unrealized Gain on Equity Investments	221	199
Unrealized Gain on Derivatives - Other	64	323
Other Comprehensive Loss of Affiliated Companies	(858)	-

Other Comprehensive (Loss) Income - Net of Tax*	(573)	522

Comprehensive Income	$45,739	$52,054

* Determined using a combined statutory tax rate of 41.08%.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SJI - 5

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)
	Nine Months Ended
	September 30,
	2007	2006

Net Cash Provided by Operating Activities	$104,733	$24,719

Cash Flows from Investing Activities:
Net Proceeds from Sale (Net Purchase) of Restricted Investments	14,449	(22,797)
Capital Expenditures	(40,915)	(58,377)
Purchase of Company Owned Life Insurance	(3,917)	-
Investment in Affiliate	(7,463)	-
Other	-	(650)

Net Cash Used in Investing Activities	(37,846)	(81,824)

Cash Flows from Financing Activities:
Net (Repayments of) Borrowings from Lines of Credit	(48,915)	28,300
Proceeds from Issuance of Long-Term Debt	-	41,400
Principal Repayments of Long-Term Debt	(2,364)	(2,405)
Dividends on Common Stock	(14,431)	(13,116)
Proceeds from Sale on Common Stock	5,105	4,271
Payments for Issuance of Long-Term Debt	-	(1,270)

Net Cash (Used in) Provided by Financing Activities	(60,605)	57,180

Net Increase in Cash and Cash Equivalents	6,282	75
Cash and Cash Equivalents at Beginning of Period	7,932	4,884

Cash and Cash Equivalents at End of Period	$14,214	$4,959
The accompanying notes are an integral part of the condensed consolidated financial statements.

SJI - 6

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	September 30,	December 31,
	2007	2006

Assets

Property, Plant and Equipment:
Utility Plant, at original cost	$1,112,940	$1,079,614
Accumulated Depreciation	(271,925)	(257,781)
Nonutility Property and Equipment, at cost	112,103	106,657
Accumulated Depreciation	(10,979)	(8,485)

Property, Plant and Equipment - Net	942,139	920,005

Investments:
Available-for-Sale Securities	6,794	6,356
Restricted	8,602	23,051
Investment in Affiliates	9,077	1,368

Total Investments	24,473	30,775

Current Assets:
Cash and Cash Equivalents	14,214	7,932
Accounts Receivable	89,145	117,832
Unbilled Revenues	10,240	39,397
Provision for Uncollectibles	(5,682)	(5,224)
Natural Gas in Storage, average cost	150,864	145,130
Materials and Supplies, average cost	2,927	2,895
Prepaid Taxes	15,218	12,443
Derivatives - Energy Related Assets	25,743	45,627
Other Prepayments and Current Assets	6,660	5,692

Total Current Assets	309,329	371,724

Regulatory and Other Noncurrent Assets:
Regulatory Assets	197,529	196,962
Derivatives - Energy Related Assets	13,777	23,537
Unamortized Debt Issuance Costs	7,521	7,972
Contract Receivables	13,000	13,654
Other	12,999	8,403

Total Regulatory and Other Noncurrent Assets	244,826	250,528

Total Assets	$1,520,767	$1,573,032

The accompanying footnotes are an integral part of the condensed consolidated financial statements.

SJI - 7

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	September 30,	December 31,
	2007	2006

Capitalization and Liabilities

Common Equity:
Common Stock	$36,926	$36,657
Premium on Common Stock	245,723	239,763
Treasury Stock (at par)	(186)	-
Accumulated Other Comprehensive Loss	(8,364)	(7,791)
Retained Earnings	198,280	174,407

Total Common Equity	472,379	443,036

Long-Term Debt	357,928	358,022

Total Capitalization	830,307	801,058

Minority Interest	455	461

Current Liabilities:
Notes Payable	145,685	194,600
Current Maturities of Long-Term Debt	99	2,369
Accounts Payable	64,272	101,615
Customer Deposits and Credit Balances	30,541	24,982
Margin Account Liability	6,128	-
Environmental Remediation Costs	25,154	26,439
Taxes Accrued	2,625	1,967
Derivatives - Energy Related Liabilities	14,431	42,124
Deferred Income Taxes - Net	15,812	10,687
Deferred Contract Revenues	5,737	5,066
Dividends Payable	7,237	-
Interest Accrued	5,422	6,458
Pension and Other Postretirement Benefits	776	788
Other Current Liabilities	4,097	5,699

Total Current Liabilities	328,016	422,794

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	174,795	177,220
Investment Tax Credits	2,230	2,470
Pension and Other Postretirement Benefits	33,718	33,162
Environmental Remediation Costs	56,726	45,391
Asset Retirement Obligations	24,501	23,970
Derivatives - Energy Related Liabilities	3,840	7,918
Regulatory Liabilities	53,104	50,797
Other	13,075	7,791

Total Deferred Credits
and Other Noncurrent Liabilities	361,989	348,719

Commitments and Contingencies (Note 12)

Total Capitalization and Liabilities	$1,520,767	$1,573,032

The accompanying notes are an integral part of the condensed consolidated financial statements.

SJI - 8

Notes to Condensed Consolidated Financial Statements

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

GENERAL - South Jersey Industries, Inc. (SJI or the Company) currently provides a variety of energy related products and services primarily through the following subsidiaries:

▪	South Jersey Gas Company (SJG) is a regulated natural gas utility. SJG distributes natural gas in the seven southernmost counties of New Jersey.

▪	South Jersey Resources Group, LLC (SJRG) markets wholesale natural gas storage, commodity and transportation in the mid-Atlantic and southern states.

▪	Marina Energy, LLC (Marina) develops and operates on-site energy-related projects.

▪	South Jersey Energy Company (SJE) acquires and markets natural gas and electricity to retail end users and provides total energy management services to commercial and industrial customers.

▪	South Jersey Energy Service Plus, LLC (SJESP) installs residential and small commercial HVAC systems, provides plumbing services and services appliances via the sale of appliance service programs.

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

EQUITY INVESTMENTS -- In April 2007, Marina and a joint venture partner formed LVE Energy Partners, LLC (LVE), in which Marina has a 50% equity interest. LVE has entered into a contract to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada. SJI holds a significant variable interest in LVE but is not the primary beneficiary.  As a result, this investment is accounted for under the equity method (see Note 12 for further discussion). The operations of LVE will be included on a pre-tax basis in the condensed consolidated statements of income under Equity in Affiliated Companies.

REVENUE BASED TAXES — SJI collects certain revenue-based energy taxes from customers. Such taxes include New Jersey State Sales Tax, Transitional Energy Facility Assessment (TEFA) and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. TEFA and PUA are included in both utility revenue and cost of sales and totaled $0.9 million in both the three months ended September 30, 2007 and 2006,  and  $6.3 million and $5.6 million for the nine months ended September 30, 2007 and 2006, respectively.

SJI - 9

CAPITALIZED INTEREST — SJG capitalizes interest on construction at the rate of return on rate base utilized by the New Jersey Board of Public Utilities (BPU) to set rates in its last base rate proceeding. Marina capitalizes interest on construction projects in progress based on the actual cost of borrowed funds. SJG’s amounts are included in Utility Plant and Marina’s amounts are included in Nonutility Property and Equipment on the condensed consolidated balance sheets. Interest Charges are presented net of capitalized interest on the condensed consolidated statements of income. SJI capitalized interest of $0.1 million and $0.2 million for the three months ended September 30, 2007 and 2006, and  $0.4 million and  $1.0 million for the nine months ended September 30, 2007 and 2006, respectively.

DERIVATIVE INSTRUMENTS — The Company manages its portfolio of purchases and sales, as well as natural gas in storage, using a variety of instruments that include forward contracts, swap agreements, options contracts and futures contracts.  These contracts are measured at fair value and recorded in Derivatives — Energy Related Assets or Derivatives — Energy Related Liabilities on the condensed consolidated balance sheets. The consolidated net unrealized pre-tax gain  of $17.8 million, and $23.0 million (previously disclosed in the notes as $21.0 million which included certain losses on settled contracts related to gas in storage) was recorded in earnings during the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, the net unrealized pre-tax  gain of  $8.8 million and $36.5 million, respectively (previously disclosed in the notes as $31.0 million which included certain losses on settled contracts related to gas in storage) was recorded in earnings. These unrealized gains and losses are included with realized gains and losses in Operating Revenues – Nonutility.

As part of its gas purchasing strategy, SJG uses financial contracts through SJRG to hedge against forward price risk. The costs or benefits of these short-term contracts are recoverable through SJG’s Basic Gas Supply Service (BGSS) clause, subject to BPU approval. As of September 30, 2007 and December 31, 2006, SJG had $4.7 million and $16.7 million of costs, respectively, included in its BGSS related to open financial contracts.

The Company has entered into interest rate derivatives and similar agreements to hedge exposure to increasing interest rates, and the impact of those rates on cash flows of variable-rate debt. These interest rate derivatives have been designated as cash flow hedges and are included in Other Noncurrent Assets and Other Noncurrent Liabilities. There have been no significant changes to the Company’s active interest rate swaps since December 31, 2006 which are described in Note 1 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2006.

The differential to be paid or received as a result of these swap agreements is accrued as interest rates change and is recognized as an adjustment to interest expense. As of September 30, 2007 and December 31, 2006, the net market value of these swaps was not significant. The market value represents the amount SJI would have to pay the counterparty, or the counterparty would have to pay SJI, to terminate these contracts as of those dates.

TREASURY STOCK – SJI uses the par value method of accounting for treasury stock. As of September 30, 2007, SJI held 148,745 shares of treasury stock. These shares are related to deferred compensation arrangements where the amounts earned are held in the stock of SJI.

NEW ACCOUNTING PRONOUNCEMENTS — On January 1, 2007 SJI adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” This Interpretation provides guidance on the recognition and measurement of uncertain tax positions in the financial statements.

SJI - 10

As a result of the implementation of FIN 48, SJI recognized a $0.8 million reduction to beginning retained earnings as a cumulative effect adjustment and a noncurrent deferred tax asset of $1.8 million.  The total unrecognized tax benefits as of January 1, 2007 were $2.6 million including $0.5 million of accrued interest and penalties. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is not significant.  The Company’s policy is to record interest and penalties related to unrecognized tax benefits as interest expense and other expense respectively. These amounts were not significant for the three and nine months ended September 30, 2007. There have been no material changes to the unrecognized tax benefits for the three and nine months ended September 30, 2007 and the Company does not anticipate any material changes in the total unrecognized tax benefits within the next 12 months.

The unrecognized tax benefits are primarily related to an uncertainty of state income tax issues and the timing of certain deductions taken on the Company’s income tax returns.  Federal income tax returns from 2004 forward and state income tax returns primarily from 2003 forward are open and subject to examination.

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

SJI - 11

2.           STOCK-BASED COMPENSATION PLAN:

Under the Amended and Restated 1997 Stock-Based Compensation Plan, no more than 2,000,000 shares in the aggregate may be issued to SJI's officers (Officers), non-employee directors (Directors) and other key employees. The plan will terminate on January 26, 2015, unless terminated earlier by the Board of Directors. No options were granted or outstanding during the three and nine months ended September 30, 2007 and no stock appreciation rights have been issued under the plan. During the nine months ended September 30, 2007, SJI granted 44,106 restricted shares to Officers and other key employees.  No shares were granted during the three months ended September 30, 2007. These restricted shares vest over a three-year period and are subject to SJI achieving certain market based performance targets as compared to a peer group average, which can cause the actual amount of shares that ultimately vest to range from between 0% to 150% of the original share units granted. During the three and nine months ended September 30, 2007, SJI did not grant any restricted shares to Directors. Shares issued to Directors vest over a three-year service period but contain no performance conditions. As a result, 100% of the shares granted generally vest.

See Note 2 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2006 for related accounting policy.

The following table summarizes the nonvested restricted stock awards outstanding at September 30, 2007 and the assumptions used to estimate the fair value of the awards:

	Grant	Shares	Fair Value	Expected	Risk-Free
	Date	Outstanding	Per Share	Volatility	Interest Rate

Officers & Key Employees -	Jan. 2005	34,311	$25.155	15.5%	3.4%
	Jan. 2006	36,591	$27.950	16.9%	4.5%
	Jan. 2007	40,121	$29.210	18.5%	4.9%

Directors -	Dec. 2004	5,220	$24.955	-	-
	Dec. 2005	6,340	$29.970	-	-
	Dec. 2006	9,261	$34.020	-	-

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

SJI - 12

The following table summarizes the total compensation cost for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Officers & Key Employees	$249	$230	$747	$689
Directors	52	33	156	99
Total Cost	301	263	903	788

Capitalized	(28)	(29)	(81)	(86)
Net Expense	$273	$234	$822	$702

As of September 30, 2007, there was $1.6 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 2.1 years.

The following table summarizes information regarding restricted stock award activity during the nine months ended September 30, 2007 excluding accrued dividend equivalents:

	Officers & Other Key Employees	Directors

Nonvested Shares Outstanding, January 1, 2007	116,432	20,821

Granted	44,106	-
Vested*	(42,135)	-
Forfeited	(7,380)	-
Nonvested Shares Outstanding, September 30, 2007	111,023	20,821

* Actual shares awarded to officers upon vesting, including dividend equivalents and adjustments for performance measures totaled 69,781 shares.

During the nine months ended September 30, 2007 and 2006, SJI awarded 69,781 shares at a market value of $2.3 million and 101,009 shares at a market value of $2.9 million, respectively. The Company has a policy of issuing new shares to satisfy its obligations under these plans; therefore, there are no cash payment requirements resulting from the normal operation of this plan. However, a change in control could result in such shares becoming nonforefeitable or immediately payable in cash.  At the discretion of the Officers and other key employees, the receipt of vested shares can be deferred until future periods.  These deferred shares are included in Treasury Stock on the Condensed Consolidated Balance Sheets.

SJI - 13

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

Summarized operating results of the discontinued operations for the three and nine months ended September 30, were (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Loss before Income Taxes:
Sand Mining	$(37)	$(218)	$(316)	$(447)
Fuel Oil	(13)	(11)	(32)	(134)
Income Tax Benefits	17	80	113	203
Loss from Discontinued Operations — Net	$(33)	$(149)	$(235)	$(378)
Earnings Per Common Share from
Discontinued Operations — Net:
Basic and Diluted	$(0.001)	$(0.005)	$(0.008)	$(0.013)

 4.           COMMON STOCK:

The following shares were issued and outstanding at September 30:

2007
Beginning Balance, January 1	29,325,593
New Issues During Period:
Dividend Reinvestment Plan	145,191
Stock-Based Compensation Plan	69,781
Ending Balance, September 30	29,540,565

The par value ($1.25 per share) of stock issued was recorded in Common Stock and the net excess over par value of approximately $6.7 million, was recorded in Premium on Common Stock.

EARNINGS PER COMMON SHARE — Basic EPS is based on the weighted-average number of common shares outstanding. EPS is presented in accordance with FASB Statement No. 128, “Earnings Per Share,” which establishes standards for computing and presenting basic and diluted EPS. The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 108,703 and 94,735 shares for the three months and 112,199 and 75,537 shares for the nine months ended September 30, 2007 and 2006, respectively. These shares relate to SJI’s restricted stock as discussed in Note 2.

SJI - 14

DIVIDEND REINVESTMENT PLAN (DRP) — Newly issued shares of common stock offered through the DRP are issued directly by SJI. As of September 30, 2007, SJI reserved approximately 1.2 million shares of authorized, but unissued, common stock for future issuance through the DRP.

5.           RESTRICTED INVESTMENTS:

In accordance with the terms of the Marina and certain SJG loan agreements, unused proceeds are required to be escrowed pending approved construction expenditures. As of September 30, 2007 and December 31, 2006, the escrowed proceeds, including interest earned, totaled $8.6 million and $12.7 million, respectively.

SJRG maintains a margin account with a national investment firm to support its risk management activities. The balance required to be held in this margin account increases as the net value of the outstanding energy related financial contracts with this investment firm decreases. As of September 30, 2007, there was no balance in this account. As of December 31, 2006, the balance of this account was $10.4 million. As of September 30, 2007, the Company is holding $6.1 million in a margin account received from this investment firm as the value of the related financial contracts has increased. This balance is reflected in Margin Account Liability on the condensed consolidated balance sheets.

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

Information about SJI's operations in different operating segments for the three and nine months ended September 30 is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating Revenues:
Gas Utility Operations	$84,421	$87,714	$458,280	$469,802
Wholesale Gas Operations	18,176	30,889	55,059	57,408
Retail Gas and Other Operations	29,393	26,044	128,126	119,816
Retail Electric Operations	13,502	14,263	39,079	38,928
On-Site Energy Production	11,419	9,550	30,601	23,620
Appliance Service Operations	4,228	3,611	11,924	10,961
Corporate & Services	3,203	2,910	9,989	9,099
Subtotal	164,342	174,981	733,058	729,634
Intersegment Sales	(8,114)	(20,276)	(36,744)	(48,549)
Total Operating Revenues	$156,228	$154,705	$696,314	$681,085

SJI - 15

Operating Income:
Gas Utility Operations	$2,190	$2,907	$59,637	$55,647
Wholesale Gas Operations	14,319	25,093	27,624	40,492
Retail Gas and Other Operations	164	(271)	108	(1,996)
Retail Electric Operations	412	1,412	1,789	3,494
On-Site Energy Production	2,925	2,621	7,049	6,128
Appliance Service Operations	602	426	531	1,676
Corporate and Services	255	88	498	390
Total Operating Income	$20,867	$32,276	$97,236	$105,831

Depreciation and Amortization:
Gas Utility Operations	$7,305	$6,381	$21,751	$18,905
Wholesale Gas Operations	2	2	5	7
Retail Gas and Other Operations	4	2	9	7
Appliance Services Operations	74	60	206	175
On-Site Energy Production	724	622	2,225	1,544
Corporate and Services	31	60	185	173
Total Depreciation and Amortization	$8,140	$7,127	$24,381	$20,811

Interest Expense:
Gas Utility Operations	$5,371	$5,736	$15,403	$16,069
Wholesale Gas Operations	563	609	1,758	1,519
Retail Gas and Other Operations	19	36	155	136
On-Site Energy Production	913	1,120	2,707	2,303
Corporate and Services	1,036	943	2,906	2,560
Subtotal	7,902	8,444	22,929	22,587
Intersegment Borrowings	(936)	(982)	(2,806)	(2,542)
Total Interest Expense	$6,966	$7,462	$20,123	$20,045

Property Additions:
Gas Utility Operations	$12,040	$10,416	$36,333	$39,665
Wholesale Gas Operations	330	-	330	3
Retail Gas and Other Operations	18	3	49	8
Appliance Service Operations	29	72	173	242
On-Site Energy Production	1,334	305	4,734	9,765
Corporate and Services	230	61	883	449
Total Property Additions	$13,981	$10,857	$42,502	$50,132

SJI - 16

	September 30, 2007	December 31, 2006

Identifiable Assets:
Gas Utility Operations	$1,201,245	$1,228,076
Wholesale Gas Operations	140,693	181,257
Retail Gas and Other Operations	30,031	48,998
Retail Electric Operations	7,913	4,537
Appliance Service Operations	15,425	14,147
On-Site Energy Production	131,279	121,498
Discontinued Operations	745	415
Corporate and Services	86,406	109,201
Subtotal	1,613,737	1,708,129
Intersegment Assets	(92,970)	(135,097)
Total Identifiable Assets	$1,520,767	$1,573,032

7.           RATES AND REGULATORY ACTIONS:

SJG is subject to the rules and regulations of the BPU. Other than the rate changes discussed in Note 13, there have been no significant regulatory actions or changes to SJG’s rate structure since December 31, 2006. See Note 9 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2006.

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

Regulatory Assets consisted of the following items (in thousands):

	September 30, 2007	December 31, 2006
Environmental Remediation Costs:
Expended - Net	$20,972	$17,743
Liability for Future Expenditures	77,881	67,905
Income Taxes-Flowthrough Depreciation	3,952	4,685
Deferred Asset Retirement Obligation Costs	21,482	21,009
Deferred Gas Costs - Net	5,581	19,698
Deferred Pension and Other Postretirement Benefit Costs	39,075	39,359
Temperature Adjustment Clause Receivable	7,958	8,996
Conservation Incentive Program Receivable	15,327	7,747
Societal Benefit Costs Receivable	2,414	6,912
Premium for Early Retirement of Debt	1,411	1,532
Other Regulatory Assets	1,476	1,376
	$197,529	$196,962

SJI - 17

Regulatory Liabilities consisted of the following items (in thousands):

	September 30, 2007	December 31, 2006
Excess Plant Removal Costs	$48,643	$48,377
Other	4,461	2,420

Total Regulatory Liabilities	$53,104	$50,797

DEFERRED GAS COSTS AND REVENUES — NET — Over/under collections of gas costs are monitored through SJG’s Basic Gas Supply Service Clause mechanism. Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability. Derivative contracts used to hedge SJG’s natural gas purchases are also included in the BGSS, subject to BPU approval. The BGSS regulatory asset decreased from $19.7 million at December 31, 2006 to $5.6 million at September 30, 2007 primarily as a result of a change in the fair value of SJG’s energy related derivatives which accounted for $12.5 million of the fluctuation.

9.           PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three and nine months ended September 30, 2007 and 2006, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Service Cost	$738	$793	$2,593	$2,377
Interest Cost	1,737	1,804	6,049	5,411
Expected Return on Plan Assets	(2,201)	(2,309)	(7,817)	(6,928)
Amortizations:
Prior Service Cost	64	114	229	342
Actuarial Loss	448	596	1,482	1,789
Net Periodic Benefit Cost	786	998	2,536	2,991
Capitalized Benefit Costs	(266)	(319)	(900)	(956)
Total Net Periodic Benefit Expense	$520	$679	$1,636	$2,035

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Service Cost	$225	$302	$756	$698
Interest Cost	618	1,024	2,077	1,966
Expected Return on Plan Assets	(482)	(645)	(1,620)	(1,343)
Amortizations:
Prior Service Credits	(82)	(89)	(275)	(267)
Actuarial Loss	139	380	469	618
Net Periodic Benefit Cost	418	972	1,407	1,672
Capitalized Benefit Costs	(145)	(398)	(525)	(594)
Total Net Periodic Benefit Expense	$273	$574	$882	$1,078

SJI - 18

Capitalized benefit costs reflected in the table above relate to SJG’s construction program.

See Note 11 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2006, for additional information related to SJI’s pension and other postretirement benefits.

10.                 RETAINED EARNINGS:

SJG is restricted as to the amount of cash dividends or other distributions that may be paid on its common stock by an order issued by the BPU in July 2004 that granted SJG an increase in base rates. Per the order, SJG is required to maintain total common equity of no less than $289.2 million. SJG’s total common equity balance was $372.8 million at September 30, 2007.

Various loan agreements also contain potential restrictions regarding the amount of cash dividends or other distributions that SJG may pay on its common stock. As of September 30, 2007, these loan restrictions did not affect the amount that may be distributed from either SJG’s or SJI’s retained earnings.

11.                 UNUSED LINES OF CREDIT:

Bank credit available to SJI totaled $416.0 million at September 30, 2007, of which $211.6 million, inclusive of $65.9 million of letters of credit, was used. Those bank facilities consist of a $100.0 million revolving credit facility and $76.0 million of uncommitted bank lines available to SJG; and a $200.0 million revolving credit facility and $40.0 million of uncommitted bank lines available to SJI. The revolving credit facilities expire in August 2011 and contain one financial covenant regarding the ratio of total debt to total capitalization, measured on a quarterly basis. SJI and SJG were in compliance with this covenant as of September 30, 2007. Borrowings under these credit facilities are at market rates. The average borrowing cost, which changes daily, was 5.64% and 5.76% at September 30, 2007 and 2006, respectively.

12.                 COMMITMENTS AND CONTINGENCIES:

CONTRACTUAL CASH OBLIGATIONS — The Company has incurred various contractual obligations in the normal course of activities. These obligations primarily include future cash payments required under debt agreements, commodity supply purchase agreements, regulatory agreements and construction contracts. The commodity supply purchase agreements include contractual purchase obligations for physical commodities and transportation as well as financial instruments of approximately $262.6 million that are expected to result in physical purchases.

There were no significant changes to the Company’s contractual obligations described in Note 14 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2006, except for commodity supply purchase obligations which decreased by approximately $174.5 million in total since December 31, 2006. This was primarily due to the expiration of obligations during the first nine months of 2007 which was partially offset by an increase in rates effective March 1, 2007 with one of SJG’s major transportation suppliers with whom we have a multi-year purchase agreement.

GUARANTEES — As of September 30, 2007, SJI had issued $314.9 million of parental guarantees on behalf of its wholly owned subsidiaries. Of this total, $256.9 million expire within one year, and $54.0 million have no expiration date. These guarantees were issued to guarantee payment to third parties with whom our subsidiaries have commodity supply contracts and for Marina’s construction and operating activities. As of September 30, 2007, these guarantees support future firm commitments and $25.3 million of the Accounts Payable recorded on our condensed consolidated balance sheet.

SJI - 19

The Company has recorded a liability of $1.8 million in Other Noncurrent Liabilities on the condensed consolidated balance sheets as of September 30, 2007 for the fair value of the following guarantees:

•      In April 2007 SJI guaranteed certain obligations of LVE Energy Partners, LLC (LVE), an unconsolidated joint venture in which Marina has a 50% equity interest. LVE entered into a 25-year contract with a resort developer to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada. LVE will begin construction of the facility in 2007 and expects to provide full energy services when the resort is completed in 2010. As of September 30, 2007 SJI has invested $7.5 million in LVE and expects to invest at least an additional $22.7 million during the construction period.

SJI has issued a performance guaranty for up to $180 million to the resort developer to ensure that certain construction milestones relating to the development of the thermal facility are met. Concurrently, SJI is the beneficiary of a surety bond purchased by the project’s general contractor that provides SJI with assurance that construction of the thermal facility will meet those same milestones. SJI has also guaranteed certain performance obligations of LVE under the operating agreements between LVE and the resort, up to $20 million each year for the term of the agreement, commencing with the first year of operations. In addition SJI has guaranteed the obligations of LVE under two forward-starting interest rate swaps entered into by LVE in June 2007, with a total notional amount of $70 million. These swaps are expected to be settled in November 2007. The maximum amount that SJI could be obligated for on these swaps is dependent upon the movement of long-term interest rates between June and November 2007. The maximum potential liability is approximately $7.1 million assuming a hypothetical 100 basis point (1%) decrease in interest rates between June and November 2007. SJI and the partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees.

•      In August 2007, SJI guaranteed certain obligations of BC Landfill Energy, LLC (BCLE), an unconsolidated joint venture in which Marina has a 50% equity interest. BCLE has entered into a 20 year agreement with a county government to lease and operate a facility that will produce electricity from landfill methane gas. The facility went online in the fourth quarter of 2007. The maximum amount that SJI could be obligated for, in the event that BCLE does not meet minimum specified levels of operating performance and no mitigating action is taken, or is unable to meet certain financial obligations as they become due, is approximately $4.0 million each year.  SJI and the partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees.

STANDBY LETTERS OF CREDIT — As of September 30, 2007, SJI provided $65.9 million of standby letters of credit through SJI’s revolving credit facility. Letters of credit in the amount of $62.3 million support the variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance Marina’s thermal plant project. SJI has six additional letters of credit outstanding totaling $3.6 million, two of which were posted to different utilities and one was posted to the PJM Interconnection to enable SJE to market retail electricity. The remaining letters were posted for various construction activities.

ENVIRONMENTAL REMEDIATION COSTS — SJI incurred and accrued costs for environmental cleanup of 12 sites where SJG or its predecessors operated gas manufacturing plants. SJG stopped manufacturing gas in the 1950s. SJI and some of its nonutility subsidiaries also accrued costs for environmental cleanup of sites where SJF previously operated a fuel oil business and Morie maintained equipment, fueling stations and storage. There have been two changes to the status of the Company’s environmental remediation efforts and the expected remediation costs since December 31, 2006 as described in Note 14 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2006. First, the remedial action plan for site 1 has been submitted to the New Jersey Department of Environmental Protection for approval.  Second, the lower end of the range of expected remediation costs, which is recorded as a liability on the Condensed Consolidated Balance Sheets, has increased $10.1 million since December 31, 2006.  This increase is the result of revised forecasts of cash flows for all sites as additional information has become available.

SJI - 20

13.            SUBSEQUENT EVENT

In October 2007, SJG received provisional approval from the New Jersey BPU to adjust rates in several recovery mechanisms.  These changes include a reduction in the BGSS rates which will reduce annual cost of gas recovery by approximately $36.7 million; an increase in the annual Temperature Adjustment Clause rate to recover a deficiency of approximately $8.0 million; and the initial implementation of a Conservation Incentive Program rate which is expected to recover approximately $15.5 million over the next twelve month period.  See Note 9 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2006 for additional discussions regarding each of these rate mechanisms.

SJI - 21

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Risk Factors — Certain statements contained in this Quarterly Report may qualify as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Report should be considered forward-looking statements made in good faith and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Words such as “anticipate”, “believe”, “expect”, “estimate”, “forecast”, “goal”, “intend”, “objective”, “plan”, “project”, “seek”, “strategy” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements. These risks and uncertainties include, but are not limited to, the following: general economic conditions on an international, national, state and local level; weather conditions in our marketing areas; changes in commodity costs; changes in the availability of natural gas; “non-routine” or “extraordinary” disruptions in our distribution system; regulatory, legislative and court decisions; competition; the availability and cost of capital; costs and effects of legal proceedings and environmental liabilities; the failure of customers, suppliers or business partners to fulfill their contractual obligations; and changes in business strategies.

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

Temperature Adjustment Clause (TAC) — Through September 30, 2006, SJG’s tariff included a TAC to mitigate the effect of variations in heating season temperatures from historical norms. Each TAC year ran from November 1 through May 31 of the following year. Once the TAC year ended, the net earnings impact was filed with the BPU for future recovery. As a result, the cash inflows or outflows generally would not begin until the next TAC year. Because of the timing delay between the earnings impact and the recovery, the net result can be either a regulatory asset or liability. The TAC increased SJG’s net income by  $0.1 million and  $5.0 million for the three and nine months ended September 30, 2006 as weather was  significantly warmer than the 20-year TAC average.

SJI - 22

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

The CIP had no impact on earnings for the three months ended September 30, 2007.  The CIP protected $4.4 million in earnings for the nine months ended September 30, 2007, which would have been lost due to warm weather and lower customer usage.  During the nine months ended September 30, 2007, $0.2 million was related to weather and $4.2 million was related to customer usage.

Regulatory Actions — Other than the rate changes discussed in Note 13 to the Condensed Consolidated Financial Statements in Item 1 of SJI’s Quarterly Report on Form 10-Q as of September 30, 2007, there have been no significant regulatory actions since December 31, 2006. See detailed discussion concerning Regulatory Actions in Note 9 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2006.

Environmental Remediation — Other than the changes discussed in Note 12 to the Condensed Consolidated Financial Statements in Item 1 of SJI’s Quarterly Report on Form 10-Q as of September 30, 2007 there have been no significant changes to the status of the Company’s environmental remediation efforts since December 31, 2006. See detailed discussion concerning Environmental Remediation in Note 14 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2006.

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

Net Income for the three months ended September 30, 2007 decreased $6.4 million, or 43% to $8.5 million compared to the three months ended September 30, 2006. This decrease is primarily due to a 41% decrease in gross margin generated by SJRG.

Net Income for the nine months ended September 30, 2007 decreased $5.2 million, or 10% to $46.3 million compared to the nine months ended September 30, 2006.  This decrease is primarily due to a 29% decrease in gross margin generated by SJRG.

 These changes are discussed in more detail below.

The following tables summarize the composition of gas utility volumes, revenues, margin and degree days for the three and nine months ended September 30 (in thousands, except for degree day data):

SJI - 23

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Throughput – dth:
Firm Sales -
Residential	1,556	1,414	16,069	14,140
Commercial	637	851	4,497	5,209
Industrial	17	14	138	148
Cogeneration & Electric Generation	791	810	953	1,064
Firm Transportation -
Residential	129	86	1,273	552
Commercial	607	567	4,271	3,005
Industrial	2,835	3,923	8,903	10,830
Cogeneration & Electric Generation	1,288	236	2,415	248

Total Firm Throughput	7,860	7,901	38,519	35,196

Interruptible Sales	1	6	39	72
Interruptible Transportation	722	774	2,101	2,633
Off-System	3,505	4,111	13,419	13,110
Capacity Release & Storage	23,738	20,736	55,217	53,241

Total Throughput - Utility	35,826	33,528	109,295	104,252

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Utility Operating Revenues:
Firm Sales -
Residential	$33,386	$28,209	$247,641	$241,593
Commercial	10,113	11,496	57,760	75,749
Industrial	1,013	665	6,419	3,627
Cogeneration & Electric Generation	6,202	6,457	8,269	9,817
Firm Transportation -
Residential	1,136	647	5,924	2,790
Commercial	2,293	1,683	11,917	8,156
Industrial	3,497	3,027	9,230	9,289
Cogeneration & Electric Generation	657	175	1,603	186

Total Firm Revenues - Utility	58,297	52,359	348,763	351,207

Interruptible Sales	14	95	450	864
Interruptible Transportation	451	332	1,389	1,324
Off-System	22,008	32,816	98,304	107,560
Capacity Release & Storage	3,324	1,796	8,406	7,797
Intercompany Sales	(1,035)	(14,174)	(17,207)	(31,634)
Other	326	317	968	1,050

Total Utility Operating Revenues	$83,385	$73,541	$441,073	$438,168

SJI - 24

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Utility Net Operating Revenues:
Residential	$34,522	$28,856	$253,565	$244,383
Commercial and Industrial	16,916	16,871	85,326	96,821
Cogeneration and Electric Generation	6,859	6,632	9,872	10,003
Interruptible	465	427	1,839	2,188
Off-system, Capacity Release & Storage	25,332	34,612	106,710	115,357
Intercompany Sales	(1,035)	(14,174)	(17,207)	(31,634)
Other Revenues	326	317	968	1,050
Total Utility Operating Revenues	83,385	73,541	441,073	438,168

Less:
Cost of Sales	61,188	50,840	314,408	318,041
Conservation Recoveries	633	1,075	2,888	5,043
RAC Recoveries	472	447	1,417	1,342
Revenue Taxes	883	851	6,316	5,612
Utility Net Operating Revenues (Margin)	$20,209	$20,328	$116,044	$108,130

Margin:
Residential	$11,841	$11,319	$73,593	$65,113
Commercial and Industrial	6,360	6,440	29,345	27,360
Cogeneration and Electric Generation	793	686	1,772	1,731
Interruptible	31	32	129	174
Off-system, Capacity Release & Storage	596	1,125	2,186	3,882
Other Revenues	603	485	1,429	1,359
Margin Before Weather Normalization & Decoupling	20,224	20,087	108,454	99,619
TAC Mechanism	-	241	-	8,511
CIP Mechanism	(15)	-	7,590	-
Utility Net Operating Revenues (Margin)	$20,209	$20,328	$116,044	$108,130

Degree Days	21	35	2,986	2,599

Volumes - Total gas throughput increased 6.9% for the three months ended September 30, 2007, compared with the same period in 2006. Firm throughput remained relatively unchanged as would be expected during the third quarter, which has little demand for heating requirements.  Opportunities for storage and capacity release increased during the third quarter of 2007 resulting in an overall increase in throughput. However the lower margin on storage and capacity release, coupled with the requirement to credit the Basic Gas Supply Service (BGSS) with 85% of these margins provides a minimal impact on SJG’s profitability.  For the nine months ended September 30, 2007, total gas throughput increased 4.8% compared to the same period in 2006.  Firm throughput increased 9.4% due to 14.9% colder weather and customer growth of 1.9% over the prior year.  In addition, year-to-date capacity release and storage has increased, as previously discussed.

SJI - 25

Operating Revenues - Utility–  Revenues increased $9.8 million during the third quarter of 2007 compared with the same period in the prior year. This increase is primarily attributable to the increase in total firm revenues resulting from the operation of the BGSS gas cost recovery mechanism. This mechanism permitted the recognition of an additional $5.7 million in previously deferred revenue during the three months ended September 30, 2007 due to under-recoveries of commodity costs.  During the same period in 2006, SJG also under-recovered commodity costs but had no previously deferred revenue to recognize to cover this shortfall.  When this situation occurs, as it did last year, the BGSS mechanism prescribes deferral of commodity costs in order to maintain SJG’s BPU-approved sales margins.  As SJG does not profit from the sale of the commodity, neither BGSS rate changes nor the associated fluctuations in revenue and/or cost of sales have an impact on profitability.

Prior to eliminating intercompany transactions, revenues from off-system sales (OSS), capacity release & storage, decreased $9.3 million during the third quarter of 2007 compared with the same period in the prior year. This decrease is primarily due to a shift from sales, which include the cost of the commodity, to capacity release & storage activity, which does not include the transfer of commodity.  The net contribution to the company’s earnings resulting from this shift in activities was not significant. Also contributing to this decrease is a $4.4 million gain on a financial derivative position during the third quarter of 2006 which did not re-occur in 2007 due to changing market conditions. It should be noted that this $4.4 million gain only contributed $0.4 million to SJG’s bottom line after regulated sharing of 85% with ratepayers through the BGSS and taxes. The transactions with related parties, which are eliminated in consolidation, experienced a corresponding decrease from $14.2 million in the third quarter of 2006 to $1.0 million in the third quarter of 2007 as a result of the shift in activity and the non-recurring gain discussed above. After eliminating these related party transactions, OSS, capacity release and storage revenues from unrelated parties increased $3.9 million during the third quarter of 2007 compared with the same period in the prior year due to an increase in production area volumes sold.

For the nine months ended September 30, 2007, Operating Revenues – Utility increased $2.9 million compared with the same period in the prior year primarily due to lower firm revenues offset by higher OSS revenue.

While SJG added 6,201 customers during the 12-month period ended September 30, 2007, which represents a 1.9% increase in total customers, and weather was 14.9% colder than last year during this nine month period, firm sales revenue decreased $2.4 million.  This decrease resulted from the decrease in the BGSS gas cost recovery rate and customer migration from firm sales to firm transportation service. The BGSS rate in 2007 was 10.8% lower than the prior year rate. Last year’s rate was higher to address under recovery of gas costs stemming from substantial increases in wholesale gas prices across the country in 2005. Transportation customers generate less revenue for SJG because they purchase the gas commodity from a third party marketer. However, as SJG does not profit from the sale of the commodity, neither BGSS rate changes nor customer migration between sales and transportation have an impact on profitability.  The number of transportation customers increased to 27,019 at September 30, 2007 as compared to 19,434 at September 30, 2006.

Prior to eliminating intercompany transactions, revenues from OSS, capacity release & storage, decreased $8.6 million during the nine months ended September 30, 2007 compared with the same period in the prior year. This decrease is primarily due to the shift in activity and the non-recurring gain discussed above. The transactions with related parties, which are eliminated in consolidation, experienced a corresponding decrease from $31.6 million during the nine months ended September 30, 2006 to $17.2 million during the nine months ended September 30, 2007 also as a result of the shift in activity and the non-recurring gain discussed above. After eliminating these related party transactions, OSS, capacity release and storage revenues from unrelated parties increased $5.8 million during the nine months ended September 30, 2007 compared with the same period in the prior year due to an increase in production area volumes sold.

Operating Revenues — Nonutility — Combined revenues for SJI’s nonutility businesses, net of intercompany transactions, decreased by  $8.3 million for the three months ended September 30, 2007 and increased $12.3 for  the nine months ended September 30, 2007 compared with the same periods of 2006.

 SJE’s revenues from retail gas increased by $3.7 million and $9.3 million for the three and nine months ended September 30, 2007, respectively, compared with the same periods of 2006.   The increase is a result of SJE beginning to add residential customers in the second quarter of 2006 reaching a total customer count of over 16,800 as of September 30, 2007. In addition sales to commercial and industrial customers in Northwest Pennsylvania increased as a result of a retail operations acquisition in November 2006. These increases were partially offset by significantly lower sales prices in 2007 compared with 2006.

SJE’s revenues from retail electricity for the three and nine months ended September 30, 2007 did not change significantly compared with the same periods of 2006.

SJI - 26

SJRG’s revenues decreased by $12.8 million and $2.5 million for the three and nine months ended September 30, 2007, respectively, compared with the same periods of 2006. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts of $(5.0) million and $(27.5) million for the three and nine month periods, respectively, due to price volatility, SJRG’s revenues decreased by $7.8 million and increased by $25.0 million for the three and nine months ended September 30, 2007, respectively, compared with the same periods of 2006.    The decrease in revenues for three month period is mainly due to fewer storage volumes sold for the three months ended September 30, 2007, as compared with the three months ended September 30, 2006. The increase in revenues for the nine month period is mainly due to more storage volumes sold for the nine months ended September 30, 2007, as compared with the nine months ended September 30, 2006.

Marina’s revenues increased by  $3.5 million and  $11.2 million for the three and nine months ended September 30, 2007 compared with the  same periods of 2006 due mainly to sales to Borgata’s expanded facility which began operations in July 2006, and increased consumption at Borgata’s original facility during the third quarter of 2007 compared with 2006.

SJESP revenues increased by $0.6 million and $1.0 million for the three and nine months ended September 30, 2007, respectively, compared to the same periods of 2006 due mainly to the growth in our HVAC installation business fueled by strong customer demand.

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

Total margin remained relatively consistent for the three months ended September 30, 2007 compared with the same period in 2006.   Higher margin in the residential market, attributable to customer growth, was offset by lower Off-System Sales (OSS) margin in the third quarter of 2007 and a final Temperature Adjustment Clause (TAC) adjustment in the third quarter of 2006 (see Rates and Regulation for additional discussion on the TAC).  The higher OSS margin in the third quarter of 2006 resulted from a gain on a financial derivative position that was settled in that period, as discussed under Operating Revenues - Utility above.

Total margin increased $7.9 million, or 7.3%, for the nine months ended September 30, 2007 compared with the same period in 2006 primarily due to customer additions, as noted above, and the operation of the CIP.  The CIP protected $4.2 million of margin that would have been lost due to lower customer usage. Partially offsetting the positive impact of these increases were lower margins from Off-system sales (OSS), capacity release and storage.  Margin declined in these markets due to less favorable market conditions, primarily in the first quarter of 2007, and a decrease in the percentage of earnings from these sales retained by SJG in accordance with a July 2004 base rate case stipulation.  Through July 1, 2006, SJG retained 20% of margins generated by OSS and related activities.  Since then SJG is only permitted to retain 15% of such margins.

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

SJI - 27

For the three and nine months ended September 30, 2007, combined gross margins for the nonutility businesses, net of intercompany transactions, decreased $10.2 million and $9.3 million, respectively, compared with the same periods of 2006. This decrease is primarily due to the following:

▪     Gross Margin for SJRG decreased $10.5 million and  $12.0 million for the three and nine months ended September 30, 2007, respectively, compared with the same periods of 2006. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts as discussed above, gross margin for SJRG decreased $5.5 million for the three months ended September 30, 2007 and increased $15.5 million for the nine months ended September 30, 2007. The decrease during the third quarter of 2007 is primarily due to timing differences related to the storage optimization decisions that were made in the first quarter of 2007. Operationally, margins during the first quarter of 2007 and for the nine months ended September 30, 2007 increased significantly due primarily to favorable time spreads on storage asset positions. These storage assets allow SJRG to lock in the differential between purchasing natural gas at low current prices and selling equivalent quantities at higher future prices. Gross margin is generated via seasonal pricing differentials. Overall, SJRG’s contribution to margin continues to increase as the portfolio of storage assets under contract is expanded. Storage assets under contract totaled 10.0 Bcf, and 9.4 Bcf as of September 30, 2007 and 2006, respectively.  SJRG added 4.4 Bcf of storage assets in May 2006. However, margins could fluctuate significantly due to the volatile nature of wholesale gas prices.

▪     Gross Margin for Marina increased $1.0 million and $3.7 million for the three and nine months ended September 30, 2007, respectively, compared with the same periods of 2006. Gross margin as a percentage of Operating Revenues has decreased 10.7 percentage points for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006, and 11.3 percentage points for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This change is due mainly to an increase in capacity and ancillary costs which are not currently being reflected in the billing rates.

▪     Gross margin from SJE’s retail gas sales increased $0.9 million and $3.0 million for the three and nine months ended September 30, 2007, respectively, compared with the same periods of 2006. Gross margin as a percentage of Operating Revenues has increased 2.7 percentage points for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, and 2.3 percentage points for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This change is due mainly to losses incurred relating to a full requirements customer in the commercial market recognized in the first nine months of 2006.

▪     Gross margin from SJE’s retail electricity sales decreased $0.9 million and $1.5 million for the three and nine months ended September 30, 2007, respectively, compared with the same periods of 2006. Gross margin as a percentage of Operating Revenues has decreased 6.2 percentage points for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, and 3.9 percentage points for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. These decreases were due mainly to the recovery of previously expensed costs recovered in the second and third quarters of 2006.

▪     Gross margin for SJESP decreased $0.4 million and $2.0 million for the three and nine months ended September 30, 2007, respectively, compared with the same periods of 2006. Contributing to these margin decreases were higher payroll and benefit costs.

SJI - 28

Operations Expense — A summary of net changes in operations expense, for the three and nine months ended September 30 follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2007 vs. 2006	2007 vs. 2006

Utility	$(120)	$984
Nonutility:
Wholesale Gas	206	715
Retail Gas and Other	332	490
Retail Electricity	82	186
On-Site Energy Production	706	2,064
Appliance Service	(483)	(627)
Total Nonutility	843	2,828
Corporate and Services	77	745
Intercompany Eliminations	(312)	(943)
Total Operations	$488	$3,614

Utility operations expense increased $1.0 million for the nine months ended September 30, 2007, as compared with the same period in 2006.  The increase is primarily due to an increase in the reserve for uncollectible accounts as a result of higher levels of customer account receivables in 2007 than in 2006.

Nonutility Wholesale Gas Operations expense increased for the three and nine months ended September 30, 2007, compared with the same period of 2006, due mainly to higher Corporate and Services cost allocations and additional personnel costs to support growth.

Nonutility On-Site Energy Production Operations expense increased for the three and nine months ended September 30, 2007, compared to the same period of 2006, due mainly to higher labor and operating costs at active projects, higher Corporate and Services cost allocations, and nine months of costs related to the thermal plant expansion which began operations in July 2006.

Nonutility Retail Gas and Other Operations expense increased for the three and nine months ended September 30, 2007, compared to the same period of 2006, due mainly to incremental costs related to SJE’s November 2006 retail operations acquisition.

Other Operating Expenses — A summary of changes in other consolidated operating expenses for the three and nine months ended September 30 follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2007 vs. 2006	2007 vs. 2006

Maintenance	90	222
Depreciation	336	1,500
Energy and Other Taxes	(196)	486

Depreciation expense increased for the three and nine months ended September 30, 2007, compared with the same period of 2006, due mainly to the increased investment in property, plant and equipment by SJG and Marina.

SJI - 29

Energy and Other Taxes increased for the nine months ended September 30, 2007, compared with the same period in 2006, primarily due to higher energy-related taxes. Higher taxable firm throughput for the nine months ended September 30, 2007 resulted from colder weather primarily during the first quarter.  Energy and Other Taxes decreased for the three months ended September 30, 2007 compared with the same period in 2006, primarily due to lower taxable firm throughput in 2007 as discussed above.

Interest Charges – Interest charges for the three months ended September 30, 2007 were less than the comparable prior year period due primarily to lower short-term debt levels and lower interest rates on both short and long-term debt.    Interest charges for the nine months ended September 30, 2007 were essentially unchanged, compared with the same period of 2006, as interest rates on short-term debt incurred during the first half of 2007 were notably higher than during the same portion of the previous year. That interest rate impact was offset by a reversal in the interest rate comparison between the third quarters of 2007 and 2006, as well as lower average short-term debt outstanding in 2007 compared with 2006.  Short-term debt levels declined mainly due to lower working capital requirements at our utility.   Debt is incurred primarily to expand and upgrade SJG’s gas transmission and distribution system, to support seasonal working capital needs related to inventories and customer receivables, and to develop energy projects for our non-utility business.

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

Cash Flows from Operating Activities— Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $104.7 million, and $24.7 million in the first nine months of 2007 and 2006, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization and gas cost recoveries. The comparison of net cash provided by operating activities between the first nine months of 2007 and 2006 was significantly impacted by differences in the terms under which SJI purchased natural gas. The lower payable level at year end 2006 as compared with 2005 was due to SJI’s election to pay for certain gas supplies on a current basis as opposed to 2005 when we delayed those payments into the first quarter of the subsequent year.

Cash Flows from Investing Activities— SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. Capital expenditures for the first nine months of 2007 and 2006 amounted to $40.9 million and $58.4 million, respectively. This decrease is primarily attributable to construction costs relating to two large pipeline installation projects among others, that were accrued as of December 31, 2005 and paid during the first nine months of 2006 as well as approximately $5.6 million of costs related to the construction of Marina’s on-site energy production projects that were incurred during the nine months ended September 30, 2006 and did not recur in 2007. We estimate the net cash outflows for construction projects for 2007, 2008 and 2009 to be approximately $60.9 million, $57.2 million and $52.7 million, respectively. Included in the 2007 estimates is $3.8 million in capital costs accrued but not paid as of December 31, 2006.
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

SJI - 30

Cash Flows from Financing Activities— Short-term borrowings under lines of credit from commercial banks are used to supplement cash from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, short-term debt incurred to finance capital expenditures is refinanced with long-term debt. No long-term debt was issued during the first nine months of 2007.

Bank credit available to SJI totaled $416.0 million at September 30, 2007, of which $211.6 million, inclusive of $65.9 million of letters of credit, was used. Those bank facilities consist of a $100.0 million revolving credit facility and, $76.0 million of uncommitted bank lines available to SJG; and a $200.0 million revolving credit facility and $40.0 million of uncommitted bank lines available to SJI. The revolving credit facilities expire in August 2011 and contain one financial covenant regarding the ratio of total debt to total capitalization, measured on a quarterly basis. SJI and SJG were in compliance with this covenant as of September 30, 2007. Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business’ future liquidity needs.

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

SJI has raised equity capital through its Dividend Reinvestment Plan (DRP). Participants in SJI's DRP receive newly issued shares. We offer a 2% discount on DRP investments as it has been the most cost-effective way to raise equity capital in the quantities we are seeking. Through the DRP, SJI raised $5.1 million of equity capital by issuing 145,191 shares in the first nine months of 2007, and $4.3 million of equity capital by issuing 156,980 shares in the first nine months of 2006. We anticipate raising less than $10.0 million of additional equity capital in total through the DRP in 2007, for the purpose of maintaining an equity-to-capitalization ratio close to 50%.

SJI’s capital structure was as follows:

	As of September 30, 2007	As of December 31, 2006

Common Equity	48.4%	44.4%
Long-Term Debt	36.7	36.1
Short-Term Debt	14.9	19.5
Total	100.0%	100.0%

SJG’s long-term, senior secured debt is rated “A” and “Baa1” by Standard & Poor’s and Moody’s Investor Services, respectively. These ratings have not changed in the past five years.

SJI has paid dividends on its common stock for 56 consecutive years and has increased that dividend each year for the last nine years. The Company currently has a stated policy to grow that dividend by at least 6% to 7% per year and has a targeted payout ratio of between 50% and 60%. In October 2007, SJI’s Board of Directors announced a 10% annualized dividend increase commencing December 2007. In setting the dividend rate, the Board of Directors of SJI considers future earnings expectations, payout ratio, and dividend yield relative to those at peer companies as well as returns available on other income-oriented investments.

SJI - 31

COMMITMENTS AND CONTINGENCIES:

SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, working capital, and for environmental remediation costs. Net cash outflows for construction projects and remediation projects for the first nine months of 2007 amounted to $39.6 and $3.3 million, respectively. Management estimates net cash outflows for construction projects for 2007, 2008 and 2009, including those relating to unconsolidated affiliates, to be approximately $68.4 million, $57.2 million and $75.2 million, respectively. Total cash outflows for remediation projects are expected to be $15.9 million, $23.2 million and $14.0 million for 2007, 2008 and 2009, respectively.

SJI is obligated on the letters of credit supporting the variable-rate demand bonds issued through the New Jersey Economic Development Authority by Marina. Commercial banks have issued $62.3 million of renewing letters of credit under SJI’s revolving credit agreement to support the financing of the original construction and recent expansion of Marina’s Atlantic City thermal plant project.

SJG has certain commitments for both pipeline capacity and gas supply for which it pays fees regardless of usage. Those commitments as of September 30, 2007, average $50.4 million annually and total $232.4 million over the contracts’ lives. Approximately 46% of the financial commitments under these contracts expire during the next five years. SJG expects to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the Basic Gas Supply Service clause.

See Note 12 in the condensed consolidated financial statements for additional discussion of contractual cash obligations of the Company.

Parental Guarantees — As of September 30, 2007, SJI had issued $314.9 million of parental guarantees on behalf of its wholly owned subsidiaries. Of this total, $256.9 million expire within one year and $54.0 million have no expiration date.  These guarantees were issued to guarantee payment to third parties with whom our subsidiaries have commodity supply contracts and for Marina’s construction and operating activities. As of September 30, 2007, these guarantees support future firm commitments and $25.3 million of the Accounts Payable recorded on our condensed consolidated balance sheet.

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

The Company has recorded a liability of $1.8 million in Other Noncurrent Liabilities on the condensed consolidated balance sheets as of September 30, 2007 for the fair value of the following guarantees:

•      In April 2007 SJI guaranteed certain obligations of LVE Energy Partners, LLC (LVE), an unconsolidated joint venture in which Marina has a 50% equity interest. LVE entered into a 25 year contract with a resort developer to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada. LVE will begin construction of the facility in 2007 and expects to provide full energy services when the resort is completed in 2010.  SJI holds a significant variable interest in LVE but is not the primary beneficiary.

SJI - 32

SJI has issued a performance guarantee for up to $180.0 million to the resort developer to ensure that certain construction milestones relating to the development of the thermal facility are met. Concurrently, SJI is the beneficiary of a surety bond purchased by the project’s general contractor that provides SJI with assurance that construction of the thermal facility will meet those same milestones. SJI has also guaranteed certain performance obligations of LVE under the operating agreements between LVE and the resort, up to $20 million each year for the term of the agreement, commencing with the first year of operations. In addition SJI has guaranteed the obligations of LVE under two forward-starting interest rate swaps entered into by LVE in June 2007, with a total notional amount of $70.0 million. These swaps are expected to be settled in November 2007. The maximum amount that SJI could be obligated for is dependent upon the movement of long-term interest rates between June and November 2007. The maximum potential liability is approximately $7.1 million assuming a hypothetical 100 basis point (1%) decrease in interest rates between June and November 2007.   SJI and the partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees.

•      SJI has also guaranteed certain obligations of BC Landfill Energy, LLC (BCLE), an unconsolidated joint venture in which Marina has a 50% equity interest. BCLE has entered into a 20-year agreement with a county government to lease and operate a facility that will produce electricity from landfill methane gas. The facility went online in the fourth quarter of 2007. The maximum amount that SJI could be obligated for, in the event that BCLE does not meet minimum specified levels of operating performance and no mitigating action is taken, or is unable to meet certain financial obligations as they become due, is approximately $4.0 million each year. SJI and the partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees.  SJI holds a variable interest in BCLE but is not the primary beneficiary.

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

SJI - 33

SJRG and SJE entered into certain contracts to purchase, sell, and transport natural gas. The consolidated net unrealized pre-tax gain of $17.8 million and $23.0 million (previously disclosed in the notes as $21.0 million which included certain losses on settled contracts related to gas in storage) was recorded in earnings during the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, the net unrealized pre-tax  gain of $8.8 million and $36.5 million, respectively (previously disclosed in the notes as $31.0 million which included certain losses on settled contracts related to gas in storage) was recorded in earnings. These unrealized gains and losses are included with realized gains and losses in Operating Revenues – Nonutility. Typically, SJRG's, SJE's, and SJG’s contracts are less than 12 months long. The fair value and maturity of all these energy-trading contracts determined using mark-to-market accounting as of September 30, 2007 is as follows (in thousands):

Assets
	Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Beyond 3 Years	Total

Prices Actively Quoted	NYMEX	$13,358	$9,506	$79	$22,943

Other External Sources	Basis	12,385	4,189	3	16,577

Total		$25,743	$13,695	$82	$39,520

Liabilities	Source of	Maturity	Maturity	Beyond
	Fair Value	< 1 Year	1 - 3 Years	3 Years	Total

Prices Actively Quoted	NYMEX	$8,822	$1,564	$76	$10,463

Other External Sources	Basis	5,609	2,198	2	7,808

Total		$14,431	$3,762	$78	$18,271

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Contracted volumes of our NYMEX contracts are 3.0 million decatherms with a weighted-average settlement price of $8.68 per decatherm.  Contracted volumes of our basis contracts are 5.2 million decatherms with a weighted average settlement price of $1.07 per decatherm.

A reconciliation of SJI's estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Assets, January 1, 2007	$19,122
Contracts Settled During Nine Months Ended September 30, 2007, Net	7,464
Other Changes in Fair Value from Continuing and New Contracts, Net	(5,337)

Net Derivatives — Energy Related Assets September 30, 2007	$21,249

SJI - 34

Interest Rate Risk — Our exposure to interest-rate risk relates primarily to short-term, variable-rate borrowings. Short-term, variable-rate debt outstanding at September 30, 2007 was  $145.7 million and averaged  $115.3 million during the first nine months of 2007. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $0.7 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2006 — 67 b.p. increase; 2005 — 194 b.p. increase; 2004 — 115 b.p. decrease; 2003 — 28 b.p. decrease; and 2002 — 74 b.p. decrease. For September 2007, our average interest rate on variable-rate debt was 5.77%.

We issue long-term debt either at fixed rates or use interest rate derivatives to fix interest rates on variable-rate, long-term debt. As of September 30, 2007, the interest costs on all but $4.1 million of our long-term debt were either at a fixed-rate or at a rate fixed via an interest rate derivative. Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates.

As of September 30, 2007, SJI’s active interest rate swaps were as follows:

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

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company's internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SJI - 35

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item is incorporated by reference to Part I, Item 2, Pending Litigation, beginning on page 33.

Item 1A. Risk Factors

              The following paragraph should be read in conjunction with the risk factors included in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006:

SJI has guaranteed certain obligations of unconsolidated affiliates and is exposed to the risk that these affiliates will not be able to meet performance and financial commitments.

SJI’s unconsolidated affiliates develop and operate on-site energy related projects. SJI has guaranteed certain obligations of these affiliates in connection with the development and operation of the facilities. In the event that these projects do not meet specified levels of operating performance or are unable to meet certain financial obligations as they become due, SJI could be required to reimburse the guaranteed parties.

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

SJI - 36

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY INDUSTRIES, INC.
(Registrant)

Dated: November 8, 2007	By: /s/ Edward J. Graham
Edward J. Graham
Chairman, President & Chief Executive Officer

Dated: November 8, 2007	By: /s/ David A. Kindlick
David A. Kindlick
Vice President & Chief Financial Officer

SJI - 37