Form 10-K
period 2007-12-31
SOUTH JERSEY INDUSTRIES INC
filed 2008-02-29
CIK 91928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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

SJI - 1

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
Yes [ ] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2007 was $1,037,324,000. As of February 23, 2008, there were 29,624,492 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

In Part I of Form 10-K: None
In Part II of Form 10-K: None
In Part III of Form 10-K:  Portions of the registrant’s proxy statement filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s 2008 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

Forward Looking Statements

Certain statements contained in this Annual Report on form 10-K may qualify as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Report should be considered forward-looking statements made in good faith by the Company and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, or any other of the Company’s documents or oral presentations, words such as “anticipate”, “believe”, “expect”, “estimate”, “forecast”, “goal”, “intend”, “objective”, “plan”, “project”, “seek”, “strategy” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements. These risks and uncertainties include, but are not limited to the risks set forth under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and elsewhere throughout this Report. These cautionary statements should not be construed by you to be exhaustive and they are made only as of the date of this Report. While South Jersey Industries, Inc. (SJI or the Company) believes these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, SJI undertakes no obligation to update or revise any of its forward-looking statements whether as a result of new information, future events or otherwise.

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

SJI - 2

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

Financial Information About  Reportable Segments

Information regarding Reportable Segments is incorporated by reference to Note 7 of the consolidated financial statements included under Item 8 of this report.

SJI - 3

Sources and Availability of Raw Materials

South Jersey Gas Company

Transportation and Storage Agreements

SJG has direct connections to two interstate pipeline companies, Transcontinental Gas Pipeline Corporation (Transco) and Columbia Gas Transmission Corporation (Columbia). During 2007, SJG purchased and had delivered approximately 45.7 MMdth of natural gas for distribution to both on-system and off-system customers. Of this total, 28.4 MMdth was transported on the Transco pipeline system and 17.3 MMdth was transported on the Columbia pipeline system. SJG also secures firm transportation and other long term services from three additional pipelines upstream of the Transco and Columbia systems. They include Columbia Gulf Transmission Company (Columbia Gulf), Texas Gas Transmission Corporation (Texas Gas) and Dominion Transmission Inc. (Dominion). Services provided by these upstream pipelines are utilized to deliver gas into either the Transco or Columbia systems for ultimate delivery to SJG. Services provided by all of the above-mentioned pipelines are subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC).  Unless otherwise indicated, our intentions are to renew or extend these service agreements before they expire.

Transco:

Transco is SJG’s largest supplier of long-term gas transmission services. These services include six year-round and one seasonal firm transportation (FT) service arrangements. When combined, these services enable SJG to purchase from third parties and have delivered to its city gate stations by Transco a total of 280,525 dth of gas per day (dth/d). The terms of the year-round agreements extend for various periods from 2009 to 2025 while the term of the seasonal agreement extends to 2011.

SJG also has seven long-term gas storage service agreements with Transco that, when combined, are capable of storing approximately 6.4 MMdth. Through these services, SJG can inject gas into market area storage during periods of low demand and withdraw gas at a rate of up to 124,840 dth/d during periods of high demand. The terms of the storage service agreements extend for various periods from 2008 to 2013.

Effective May 1, 2006 SJG permanently released its Transco WSS Storage Service (with a storage capacity of 4.4 MMdth and a maximum withdrawal quantity of 51,837 dth/d) to SJRG resulting in significant savings in gas related costs for SJG.  This action was taken in concert with SJG’s Conservation Incentive Program.

Dominion:

Entering 2007 SJG had three firm transportation services on Dominion which delivered gas to Transco’s Leidy Line for ultimate delivery to SJG city gate stations. Two of these services are associated with storage services which SJG subscribes to with Dominion and Transco, while the third provided a link between SJG’s service on Texas Gas and the Transco Leidy Line system in Pennsylvania.  As SJG opted to let its Texas Gas service expire (as noted below), it also chose to allow its FT service on Dominion (unrelated to storage), with a maximum contract quantity of 24,874 dth/d to expire under its terms effective October 31, 2007.  This decision resulted in significant cost savings for SJG.

SJG also subscribes to a storage service with Dominion which provides a maximum withdrawal capacity of 10,000 dth/d during the winter season with 423,000 dth of storage capacity. Gas from this storage is delivered through both the Dominion and Transco pipeline systems.

Columbia:

SJG has two firm transportation agreements with Columbia which, when combined, provide for 45,022 dth/d of firm deliverability and extend through October 31, 2009.

SJI - 4

SJG also subscribes to a firm storage service from Columbia, through March 31, 2009, which provides a maximum withdrawal quantity of 52,891 dth/d during the winter season with an associated 3,473,022 dth of storage capacity.

Texas Gas:

SJG allowed its firm upstream transportation service on Texas Gas to expire under its terms, effective October 31, 2007, resulting in significant savings in gas supply related costs.

 Gas Supplies

SJG had two long-term gas supply agreements with a single producer and marketer that expired on October 31, 2007. Under these agreements, SJG was able to purchase a delivered quantity of up to 7,036,580 dth of natural gas per year. When advantageous to do so, SJG would purchase spot supplies of natural gas in place of or in addition to those volumes reserved under long-term agreements. In recent years, due to increased liquidity in the market place, SJG has replaced its long-term gas supply contracts with short-term agreements and uses financial contracts through SJRG to hedge against forward price risk.  Short-term agreements typically extend between one day and several months in duration. As such, the above mentioned long-term contracts were not renewed.

 Supplemental Gas Supplies

During 2007 SJG entered into two seasonal Liquefied Natural Gas (LNG) sales agreements with a single third party supplier. The term of one agreement extended through October 29, 2007, and had an associated contract quantity of 220,500 dth. The second agreement, which extends through March 31, 2008, replaced the first agreement and provides SJG with up to 216,000 dth of LNG.

SJG operates peaking facilities which can store and vaporize LNG for injection into its distribution system. SJG’s LNG facility has a storage capacity equivalent to 434,300 dth of natural gas and has an installed capacity to vaporize up to 96,750 dth of LNG per day for injection into its distribution system.

SJG also operates a high-pressure pipe storage field at its New Jersey LNG facility which is capable of storing 12,420 dth of gas and injecting up to 10,350 dth/d into SJG’s distribution system.

 Peak-Day Supply

SJG plans for a winter season peak-day demand on the basis of an average daily temperature of 2 degrees fahrenheit (F). Gas demand on such a design day was estimated for the 2007-2008 winter season to be 506,949 dth. SJG projects that it has adequate supplies and interstate pipeline entitlements to meet its design requirements. On February 5, 2007, SJG experienced its highest peak-day demand for calendar year 2007 of 432,594 dth with an average temperature during that day of 14.02 degrees F.

 Natural Gas Prices

SJG’s average cost of natural gas purchased and delivered in 2007, 2006 and 2005, including demand charges, was $9.07 per dth, $9.27 per dth and $9.36 per dth, respectively.

     South Jersey Energy Company

Transportation and Storage Agreements

Access to gas suppliers and cost of gas are significant to the operations of SJE. No material part of the business of SJE is dependent upon a single customer or a few customers. SJE purchases delivered gas only, primarily from SJRG. Consequently, SJE maintains no transportation or storage agreements.

SJI - 5

South Jersey Resources Group

Transportation and Storage Agreements

National Fuel Gas Supply Corporation:

SJRG has a long-term storage service agreement with National Fuel Gas Supply Corporation (National Fuel) which extends through March 31, 2009, under which up to 4,746,000 Mcf of gas may be stored during the summer season and up to 48,000 Mcf/d may be withdrawn during the winter season. SJRG entered into a new 11-year contract with National Fuel for an additional 224,576 Mcf of similar storage capacity beginning March 31, 2008.

SJRG also has a long-term firm transportation agreement with National Fuel associated with the above-mentioned storage service that extends through March 31, 2008. Under this agreement, National Fuel will provide SJRG with a maximum daily injection transportation quantity of 28,500 Mcf with primary receipt points on Tennessee Gas Pipeline and National Fuel’s system storage. The agreement also provides for a maximum daily withdrawal transportation quantity of 48,000 Mcf with primary delivery points on Transcontinental Gas Pipe Line and National Fuel’s system storage. Firm transportation rights associated with the agreement consist of an additional 1,123 Mcf of injection capacity and 2,042 Mcf of withdrawal capacity with primary receipt points on Tennessee Gas pipeline and firm withdrawal rights on Transcontinental pipeline.

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

SJI - 6

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

Working Capital Practices

Reference is made to “Liquidity and Capital Resources” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this report.

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

Competition

Information on competition for SJI and its subsidiaries can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this report.

Research

During the last three fiscal years, neither SJI nor any of its subsidiaries engaged in research activities to any material extent.

Environmental Matters

Information on environmental matters for SJI and its subsidiaries can be found in Note 14 of the consolidated financial statements included under Item 8 of this report.

Employees

SJI and its subsidiaries had a total of 604 employees as of December 31, 2007. Of that total, 351 employees are unionized and are covered under collective bargaining agreements that expire in January 2009. We consider relations with employees to be good.

Financial Information About Foreign and Domestic Operations and Export Sales

SJI has no foreign operations and export sales have not been a significant part of SJI’s business.

SJI - 7

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

•
Warm weather, high commodity costs, or customer conservation initiatives could result in reduced demand for some of SJI’s energy products and services. While SJI’s utility currently has a conservation incentive program clause that protects its revenues and gross margin against usage per customer that is lower than a set level, the clause is currently approved as a three-year pilot program. Should this clause expire without replacement, lower customer energy utilization levels would likely reduce SJI’s net income.

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

•
Increasing interest rates will negatively impact the net income of SJI. Several of SJI’s subsidiaries are capital intensive, resulting in the incurrence of significant amounts of debt financing. SJI has issued almost all of its existing long-term debt at fixed rates or has utilized interest rate swaps to mitigate changes in variable rates.  However, new issues of long-term debt and all variable rate short-term debt are exposed to the impact of rising interest rates.

SJI - 8

•
SJI has guaranteed certain obligations of unconsolidated affiliates and is exposed to the risk that these affiliates will not be able to meet performance and financial commitments.  SJI’s unconsolidated affiliates develop and operate on-site energy related projects.  SJI has guaranteed certain obligations of these affiliates in connection with the development and operation of the facilities.  In the event that these projects do not meet specified levels of operating performance or are unable to meet certain financial obligations as they become due, SJI could be required to make payments related to these obligations.

•
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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The principal property of SJI consists of SJG’s gas transmission and distribution systems that include mains, service connections and meters. The transmission facilities carry the gas from the connections with Transco and Columbia to SJG’s distribution systems for delivery to customers. As of December 31, 2007, there were approximately 107.3 miles of mains in the transmission systems and 5,721 miles of mains in the distribution systems.

SJG owns approximately 154 acres of land in Folsom, New Jersey which is the site of SJI’s corporate headquarters. Approximately 140 acres of this property is deed restricted. SJG also has office and service buildings at six other locations in the territory. There is a liquefied natural gas storage and vaporization facility at one of these locations.

SJI - 9

As of December 31, 2007, SJG’s utility plant had a gross book value of $1,124.0 million and a net book value, after accumulated depreciation, of $847.7 million. In 2007, $49.8 million was spent on additions to utility plant and there were retirements of property having an aggregate gross book cost of $5.6 million.

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

Nonutility property and equipment with a net book value of $101.2 million consists primarily of Marina’s energy projects, in particular the thermal energy plant in Atlantic City, N.J.

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

Item 4. Submission Of Matters To A Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the 2007 fiscal year.

Item 4A. Executive Officers of the Registrant

Set forth below are the names, ages and positions of our executive officers along with their business experience during the past five years. All executive officers of SJI are elected annually and serve at the discretion of the Board of Directors. All information is as of the date of the filing of this report.

Name, age and position with the Company	Period Served

Edward J. Graham, Age 50
Chairman	April 2005 - Present
Chief Executive Officer	February 2004 - Present
President	January 2003 - Present
Chief Operating Officer	January 2002 - February 2004
Executive Vice President	January 2002 - January 2003

David A. Kindlick, Age 53
Chief Financial Officer	January 2002 - Present
Vice President	June 1997 - Present
Treasurer	April 2001 - January 2004

SJI - 10

Jeffery E. DuBois, Age 49
Vice President	January 2004 - Present
Assistant Vice President (SJG)	January 2002 - January 2004

Michael J. Renna, Age 40
Vice President	January 2004 - Present
Assistant Vice President	January 2002 - January 2004

Richard H. Walker, Jr., Age 57
Vice President, General Counsel and Secretary	January 2006 - Present
Vice President, Corporate Counsel & Corporate Secretary	May 2003 - January 2006
Corporate Counsel & Corporate Secretary	April 2002 - May 2003

Kevin D. Patrick, Age 47
Vice President	June 2007 - Present
Albertsons/Super Valu
Division CFO – Eastern Region	September 2004 – June 2006
Brown-Forman Corporation
Assistant Vice President Corporate Development	June 2000 – September 2004

Sharon M. Pennington, Age 45
Vice President	January 2008 to Present
Vice President (SJI Services LLC)	January 2006 – December 2007
Assistant Vice President (SJG)	April 2004 – December 2005
Director, Human Resources (SJG)	July 2002 – March 2004

PART II

Item 5. Market for the Registrant’s Common Equity,
Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock and Related Information

Quarter Ended	Market Price Per Share		Dividends	Quarter Ended	Market Price Per Share		Dividends
			Declared				Declared
2007	High	Low	Per Share	2006	High	Low	Per Share

March 31	$38.56	$31.81	$0.2450	March 31	$30.15	$26.72	$0.2250
June 30	$41.27	$34.53	$0.2450	June 30	$27.89	$25.63	$0.2250
September 30	$36.48	$31.20	$0.2450	September 30	$30.09	$27.20	$0.2250
December 31	$38.50	$33.80	$0.2700	December 31	$34.26	$29.10	$0.2450

These quotations are based on the list of composite transactions of the New York Stock Exchange. Our stock is traded on the New York Stock Exchange under the symbol SJI. We have declared and expect to continue to declare regular quarterly cash dividends. As of December 31, 2007, the latest available date, our records indicate that there were 7,715  shareholders of record.

SJI - 11

Information required by this item is also found in Note 5 of the consolidated financial statements included under Item 8 of this report.

 SJI has a stated goal of increasing its dividend by at least 6% to 7% annually.

In December 2007, non-employee members of SJI’s Board of Directors received an aggregate of  3,132 shares of unregistered stock, valued at that time at $115,446, as part of their compensation for serving on the Board.

SJI - 12

Item 6. Selected Financial Data

2007 HIGHLIGHTS
Five-Year Summary of Selected Financial Data	South Jersey Industries, Inc. and Subsidiaries
(In Thousands Where Applicable)	Year Ended December 31,

	2007		2006		2005		2004		2003

Operating Results:
Operating Revenues	$956,371		$931,428		$906,016		$819,416		$703,898

Operating Income	$129,623		$145,802		$86,818		$91,079		$76,545

Income Applicable to Common Stock:
Continuing Operations	$62,659		$72,250		$39,770		$43,173		$33,789
Discontinued Operations - Net (1)	(391)		(818)		(669)		(680)		(775)
Cumulative Effect of a Change in Accounting Principle - Net	-		-		-		-		(426)

Net Income Applicable to Common Stock	$62,268		$71,432		$39,101		$42,493		$32,588

Total Assets	$1,529,441		$1,573,032		$1,441,712		$1,243,666		$1,126,203

Capitalization:
Common Equity	$481,080		$443,036		$393,645		$343,363		$296,412
Preferred Stock (2)	-		-		-		1,690		1,690
Long-Term Debt	357,896		358,022		319,066		328,914		308,781

Total Capitalization	$838,976		$801,058		$712,711		$673,967		$606,883

Ratio of Operating Income to Fixed Charges (3)	4.8	x	5.3	x	4.1	x	4.4	x	3.7	x

Diluted Earnings Per Common Share
(Based on Average Diluted Shares Outstanding):
Continuing Operations	$2.12		$2.47		$1.40		$1.56		$1.33
Discontinued Operations - Net (1)	(0.02)		(0.03)		(0.02)		(0.03)		(0.03)
Cumulative Effect of a Change in Accounting Principle - Net	-		-		-		-		(0.02)

Diluted Earnings Per Common Share	$2.10		$2.44		$1.38		$1.53		$1.28

Return on Average Common Equity (4)	13.3%		16.9%		12.5%		13.0%		12.5%

SJI - 13

Share Data:
Number of Shareholders of Record	7.7		7.9		8.1		8.1		8.3
Average Common Shares	29,480		29,175		28,175		27,382		25,118
Common Shares Outstanding at Year End	29,607		29,326		28,982		27,760		26,458
Dividend Reinvestment Plan:
Number of Shareholders	5.3		5.3		5.3		5.2		5.1
Number of Participating Shares	2,179		2,194		2,722		2,764		2,750
Book Value at Year End	$16.25		$15.11		$13.58		$12.37		$11.20
Dividends Declared per Common Share	$1.01		$0.92		$0.86		$0.82		$0.78
Market Price at Year End	$36.09		$33.41		$29.14		$26.28		$20.25
Dividend Payout :
From Continuing Operations	47.3%		37.2%		60.9%		52.0%		58.0%
From Total Net Income	47.6%		37.6%		62.0%		52.8%		60.1%
Market-to-Book Ratio	2.2	x	2.2	x	2.1	x	2.1	x	1.8	x
Price Earnings Ratio (4)	17.0	x	13.5	x	20.8	x	16.8	x	15.2	x

(1) Represents discontinued business segments: sand mining and distribution operations (sold in 1996) and fuel oil operations with related environmental liabilities (discontinued in 1986) (See Note 2 to Consolidated Financial Statements).

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

OVERVIEW — SJI is an energy services holding company that provides a variety of products and services through the following wholly owned subsidiaries:

South Jersey Gas Company (SJG)

SJG, a New Jersey corporation, is an operating public utility company engaged in the purchase, transmission and sale of natural gas for residential, commercial and industrial use. SJG also sells natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system and transports natural gas purchased directly from producers or suppliers to their customers. SJG contributed approximately 61.1% of SJI’s net income on a consolidated basis in 2007.

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

As of December 31, 2007, SJG served a total of 335,663 residential, commercial and industrial customers in southern New Jersey, compared with 330,049 customers at December 31, 2006. No material part of SJG’s business is dependent upon a single customer or a few customers. Gas sales, transportation and capacity release for 2007 amounted to 141.6 MMDth (million decatherms), of which 53.4 MMDth were firm sales and transportation, 3.1 MMDth were interruptible sales and transportation and 85.1 MMDth were off-system sales and capacity release. The breakdown of firm sales and transportation includes 45.7% residential, 23.0% commercial, 23.0% industrial, and 8.3% cogeneration and electric generation. At year-end 2007, SJG served 312,969 residential customers, 22,220 commercial customers and 474 industrial customers. This includes 2007 net additions of 5,050 residential customers and 564 commercial and industrial customers.

SJG makes wholesale gas sales to gas marketers for resale and ultimate delivery to end users. These “off-system” sales are made possible through the issuance of the Federal Energy Regulatory Commission (FERC) Orders No. 547 and 636. Order No. 547 issued a blanket certificate of public convenience and necessity authorizing all parties, which are not interstate pipelines, to make FERC jurisdictional gas sales for resale at negotiated rates, while Order No. 636 allowed SJG to deliver gas at delivery points on the interstate pipeline system other than its own city gate stations and release excess pipeline capacity to third parties. During 2007, off-system sales amounted to 17.7 MMdth and capacity release amounted to 67.4 MMdth.

SJI - 15

Supplies of natural gas available to SJG that are in excess of the quantity required by those customers who use gas as their sole source of fuel (firm customers) make possible the sale and transportation of gas on an interruptible basis to commercial and industrial customers whose equipment is capable of using natural gas or other fuels, such as fuel oil and propane. The term “interruptible” is used in the sense that deliveries of natural gas may be terminated by SJG at any time if this action is necessary to meet the needs of higher priority customers as described in SJG’s tariffs. In 2007, usage by interruptible customers, excluding off-system customers amounted to approximately 3.1 MMDth, approximately 2.2% of the total throughput.

South Jersey Energy Solutions, LLC

Effective January 1, 2006, SJI established South Jersey Energy Solutions, LLC, (SJES) as a direct subsidiary for the purpose of serving as a holding company for all of SJI’s non-utility businesses. The following businesses are wholly owned subsidiaries of SJES:

South Jersey Resources Group, LLC (SJRG)

SJRG markets natural gas storage, commodity and transportation assets on a wholesale basis. Customers include energy marketers, electric and gas utilities and natural gas producers. SJRG’s marketing activities occur mainly in the mid-Atlantic and southern regions of the country. SJRG also conducts price risk management activities by entering into a variety of physical and financial transactions including forward contracts, swap agreements, option contracts and futures contracts. In 2007, SJRG transacted 87.3 Bcf of natural gas. SJRG contributed approximately 29.5% of SJI’s net income on a consolidated basis.

Marina Energy, LLC (Marina)

Marina develops and operates energy-related projects. Marina's largest operating project provides cooling, heating and emergency power to the Borgata Hotel Casino & Spa in Atlantic City, NJ. Marina added service to Borgata’s expanded facilities in July 2006 and service to a new hotel tower is expected to begin in the second quarter of 2008.  Marina also has a 50% equity interest in LVE Energy Partners, LLC which has entered into a contract to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada.

Marina’s other recent projects include:

•
A 51% equity interest in AC Landfill Energy, LLC (ACLE) which began commercial operation in Egg Harbor Township, NJ of a 1,600 kilowatt landfill gas-fired electricity production facility in March 2005 and a 1,900 kilowatt facility in August 2006. An additional 1,900 kilowatt facility began commercial operations in the first quarter of 2008.

•	A 51% equity interest in WC Landfill Energy, LLC (WCLE) which began commercial operation in White Township, NJ of a 3,800 kilowatt landfill gas-fired electricity production facility in November 2006.

•
A 50% equity interest in a partnership that leases and operates a 7,200 kilowatt landfill gas-fired electricity production facility in Burlington County, NJ, which began commercial operations in October 2007.

•
A 50% equity interest in a partnership that will own and operate a 1,900 kilowatt landfill gas-fired electricity production facility in Salem County, NJ.  This facility is expected to be operational in the third quarter of 2008.

Marina contributed approximately 5.8% of SJI’s net income on a consolidated basis.

SJI - 16

South Jersey Energy Company (SJE)

SJE provides services for the acquisition and transportation of natural gas and electricity for retail end users, markets total energy management services, and prior to June 30, 2006, marketed an air quality monitoring system. As of December 31, 2007, SJE marketed natural gas and electricity to approximately 15,960 customers, which consist of approximately 85% residential gas customers and 15% commercial/industrial customers. Most customers served by SJE are located within southern New Jersey and northwestern Pennsylvania. In 2007, SJE contributed approximately 2.2% of SJI’s net income on a consolidated basis.

South Jersey Energy Service Plus, LLC (SJESP)

SJESP installs and services residential and small commercial HVAC systems, provides plumbing services, and services appliances via the sale of appliance service programs as well as on a time and materials basis. SJESP serves southern New Jersey where it is the largest local appliance service company with nearly 50 experienced, NATE certified technicians and installers. As of December 31, 2007, SJESP had approximately 75,000 service contract customers, representing approximately 150,000 service contracts for the repair and maintenance of major appliances, such as house heaters, water heaters, gas ranges, and electric central air conditioning units. SJESP contributed approximately 1.2% of SJI’s net income on a consolidated basis.

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

The following is a summary of the primary factors we expect to have the greatest impact on SJI’s performance and ability to achieve long-term goals going forward:

Business Model — In developing SJI’s current business model, our focus has been on our core utility and natural extensions of that business. That focus enables us to concentrate on business activities that match our core competencies. Going forward we expect to pursue business opportunities that fit this model.

SJI - 17

Customer Growth — The vibrancy of the economic development in and adjacent to southern New Jersey, our primary area of operations, and related strong demand for new housing enabled our utility to increase its customer base at an average rate of 2.5 % over the past five years.   In the face of well publicized issues in the new housing market during 2007, net customer growth totaled 1.7% for the year. A smaller, but still significant driver of customer growth is conversion from other heating fuels, such as electric or oil. Conversions have historically accounted for 20-25% of annual utility customer growth. Customers in our service territory typically base their decisions to convert on comparisons of fuel costs and environmental considerations. While housing growth most significantly benefits utility performance, it also translates into additional opportunities to market retail products and services through our nonutility businesses.

Regulatory Environment — SJG is primarily regulated by the New Jersey Board of Public Utilities (BPU). The BPU sets the rates that SJG charges its rate-regulated customers for services provided and establishes the terms of service under which SJG operates. We expect the BPU to continue to set rates and establish terms of service that will enable SJG to obtain a fair and reasonable return on capital invested. The BPU approved a Conservation Incentive Program (CIP) effective October 1, 2006, discussed in greater detail under Results of Operations, that protects SJG’s net income from reductions in gas used by residential and commercial customers.

Weather Conditions and Customer Usage Patterns — Usage patterns can be affected by a number of factors, such as wind, precipitation, temperature extremes and customer conservation. SJG’s earnings are largely protected from fluctuations in temperatures by the CIP, which superseded the Temperature Adjustment Clause (TAC), effective October 1, 2006. The CIP has a stabilizing effect on utility earnings as SJG adjusts revenues when actual usage per customer experienced during an annual period varies from an established baseline usage per customer. Our nonutility gas retail marketing business is directly affected by weather conditions, as it does not have regulatory mechanisms that address weather volatility. The impact of different weather conditions on the earnings of our nonutility businesses is dependent on a range of different factors. Consequently, weather may impact the earnings of SJI’s various subsidiaries in different, or even opposite, ways. Further, the profitability of individual subsidiaries may vary from year-to-year despite experiencing substantially similar weather conditions.

Changes in Natural Gas Prices — In recent years, prices for natural gas have become increasingly volatile. The utility’s gas costs are passed on directly to customers without any profit margin added by SJG. The price the utility charges its periodic customers is set annually, with a regulatory mechanism in place to make limited adjustments to that price during the course of a year. In the event that gas cost increases would justify customer price increases greater than those permitted under the regulatory mechanism, SJG can petition the BPU for an incremental rate increase. High prices can make it more difficult for our customers to pay their bills and may result in elevated levels of bad-debt expense. Among our nonutility activities, the one most likely to be impacted by changes in natural gas prices is our wholesale gas marketing business. Wholesale gas marketing typically benefits from volatility in gas prices during different points in time. The actual price of the commodity does not typically have an impact on the performance of this business line.  Our ability to add and retain customers at our retail gas marketing business is affected by the relationship between the price that the utility charges customers for gas and the cost of gas available in the market at specific points in time.  However, retail gas marketing accounts for a very small portion of SJI’s overall activities.

Energy Project Development — Marina Energy, LLC, SJI’s energy project development business, focuses on designing, building, owning and/or operating energy production facilities on, or adjacent to, customer sites. That business is currently involved with eight projects that are either operating, or are under development. Based upon our experience to date, market issues that impact the reliability and price of electricity supplied by utilities, and discussions that we are having regarding additional projects; we expect to continue to expand this business. However, the price of natural gas also has a direct effect on the economics of these projects.  Further, our largest project opportunities to date have been and are expected to continue to be in the casino gaming industry.  Consequently, the economic condition of that industry is important to the near term prospects for obtaining additional projects.

Changes in Interest Rates — SJI has operated in a relatively low interest rate environment over the past several years. Rising interest rates would raise the expense associated with existing variable-rate debt and all issuances of new debt. We have sought to mitigate the impact of a potential rising rate environment by directly issuing fixed-rate debt, or by entering into derivative transactions to hedge against rising interest rates.

SJI - 18

Labor and Benefit Costs — Labor and benefit costs have a significant impact on SJI’s profitability. Benefit costs, especially those related to health care, have risen in recent years. We sought to manage these costs by revising health care plans offered to existing employees, capping postretirement health care benefits, and changing health care and pension packages offered to new hires. We expect savings from these changes to gradually increase as new hires replace retiring employees. Our workforce totaled 604 employees at the end of 2007, with 58% of that total under collective bargaining agreements that run to January 2009.

Balance Sheet Strength — Our goal is to maintain a strong balance sheet with an average annual equity-to-capitalization ratio of 46% to 50%. Our equity-to-capitalization ratio, inclusive of short-term debt, was 50.3 % and 44.4% at the end of 2007 and 2006, respectively. A strong balance sheet permits us to maintain the financial flexibility necessary to take advantage of growth opportunities and to address volatile economic and commodity markets while maintaining a low-to-moderate risk platform.

CRITICAL ACCOUNTING POLICIES — ESTIMATES AND ASSUMPTIONS: As described in the notes to our consolidated financial statements, management must make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related disclosures. Actual results could differ from those estimates. Five types of transactions presented in our consolidated financial statements require a significant amount of judgment and estimation. These relate to regulatory accounting, derivatives, environmental remediation costs, pension and other postretirement benefit costs, and revenue recognition.

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

The Conservation Incentive Program (CIP) is a BPU approved three-year pilot program that began October 1, 2006, and is designed to eliminate the link between SJG’s profits and the quantity of natural gas sold, and foster conservation efforts.  With the CIP, SJG’s profits are tied to the number of customers served and how efficiently we serve them, thus allowing SJG to focus on encouraging conservation and energy efficiency among our customers without negatively impacting net income.  The CIP tracking mechanism adjusts earnings based on weather and also adjusts earnings where actual usage per customer experienced during an annual period varies from an established baseline usage per customer.  Utility earnings are recognized during current periods based upon the application of the CIP.  The cash impact of variations in customer usage will result in cash being collected from, or returned to, customers during the subsequent CIP year, which runs from October 1 to September 30.

In addition to the BGSS and the CIP, other regulatory assets consist primarily of remediation costs associated with manufactured gas plant sites (discussed below under Environmental Remediation Costs), deferred pension and other postretirement benefit cost, and several other assets as detailed in Note 10 to the consolidated financial statements. If there are changes in future regulatory positions that indicate the recovery of such regulatory assets is not probable, SJG would charge the related cost to earnings. Currently there are no such anticipated changes at the BPU.

SJI - 19

Derivatives — SJI recognizes assets or liabilities for contracts that qualify as derivatives that are entered into by its subsidiaries when contracts are executed. We record contracts at their fair value in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. We record changes in the fair value of the effective portion of derivatives qualifying as cash flow hedges, net of tax, in Accumulated Other Comprehensive Loss and recognize such changes in the income statement when the hedged item affects earnings. Changes in the fair value of derivatives not designated as hedges are recorded in earnings in the current period. In 2007, we changed our policy to no longer designate energy-related derivative instruments as cash flow hedges. Certain derivatives that result in the physical delivery of the commodity may meet the criteria to be accounted for as normal purchases and normal sales if so designated, in which case the contract is not marked-to-market, but rather is accounted for when the commodity is delivered. Due to the application of regulatory accounting principles under FASB Statement No. 71, derivatives related to SJG’s gas purchases that are marked-to-market, are recorded through the BGSS.  SJG occasionally enters into financial derivatives to hedge against forward price risk. These derivatives are recorded at fair value with an offset to regulatory assets and liabilities through SJG’s BGSS, subject to BPU approval (See Notes 9 and 10 to the consolidated financial statements). We adjust the fair value of the contracts each reporting period for changes in the market. We derive the fair value for most of the energy-related contracts from markets where the contracts are actively traded and quoted. For other contracts, SJI uses published market surveys and, in certain cases, unrelated third parties to validate management’s estimate of the contracts' current value. Market quotes tend to be more plentiful for contracts maturing in two years or less.

Environmental Remediation Costs —We estimate a range of future costs based on projected investigation and work plans using existing technologies. In preparing consolidated financial statements, SJI records liabilities for future costs using the lower end of the range of future costs because a single reliable estimation point is not feasible due to the amount of uncertainty involved in the nature of projected remediation efforts and the long period over which remediation efforts will continue. We update estimates each year to take into account past efforts, changes in work plans, remediation technologies, government regulations and site specific requirements (See Note 14 to the consolidated financial statements).

Pension and Other Postretirement Benefit Costs — The costs of providing pension and other postretirement employee benefits are impacted by actual plan experience as well as assumptions of future experience. Employee demographics, plan contributions, investment performance, and assumptions concerning mortality, return on plan assets, discount rates and health care cost trends all have a significant impact on determining our projected benefit obligations. We evaluate these assumptions annually and adjust them accordingly. These adjustments could result in significant changes to the net periodic benefit costs of providing such benefits and the related liabilities recognized by SJI.    In 2006 we changed to a more current mortality table (the RP 2000 table) which resulted in an increase in benefit costs.  However, a 20 basis point increase in the discount rate and higher than expected returns on plan assets during 2006 more than offset this increase and resulted in a net decrease to benefit costs in 2007.  Further, an additional 32 basis point increase in the discount rate, higher than expected returns on plan assets during 2007, and a pension contribution in the first quarter of 2008 are expected to further reduce such benefit costs in 2008.

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

SJI - 20

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

In October 2006, the BPU approved the Conservation Incentive Program (CIP) as a three-year pilot program.  Each CIP year begins October 1 and ends September 30 of the subsequent year.  On a monthly basis during the CIP year, SJG records adjustments to earnings based on weather and customer usage factors, as incurred.  Subsequent to each year, SJG makes filings with the BPU to review and approve amounts recorded under the CIP.  BPU approved cash inflows or outflows generally will not begin until the next CIP year and have no impact on earnings at that time.

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

Basic Gas Supply Service Clause (BGSS) - In December 2002, the BPU approved the BGSS price structure which gave SJG customers the ability to make more informed decisions regarding their choices of an alternate supplier by having a utility price structure that is more consistent with market conditions. The cost of gas purchased from the utility by periodic consumers is set annually by the BPU through a BGSS clause within the tariff. When actual gas costs experienced are less than those charged to customers under the BGSS, customer bills in the subsequent BGSS period(s) are reduced by returning the overrecovery with interest. When actual gas costs are more than is recovered through rates, SJG is permitted to charge customers more for gas in future periods to recover the shortfall.

Temperature Adjustment Clause (TAC) - Through September 30, 2006, SJG’s tariff included a TAC to mitigate the effect of variations in heating season temperatures from historical norms. The TAC has been replaced with the Conservation Incentive Program (discussed below). Each TAC year ran from November 1 through May 31 of the following year. Once the TAC year ended, a petition demonstrating the net earnings impact was filed with the BPU for future recovery. As a result, the cash inflows or outflows generally would not begin until the next TAC year. Because of the timing delay between the earnings impact and the recovery, the net result could have been either a regulatory asset or liability.

Conservation Incentive Program (CIP) - The CIP is a BPU approved three-year pilot program that began October 1, 2006 and is designed to eliminate the link between SJG profits and the quantity of natural gas SJG sells, and foster conservation efforts. With the CIP, SJG’s profits are tied to the number of customers served and how efficiently SJG serves them, thus allowing SJG to focus on encouraging conservation and energy efficiency among its customers without negatively impacting net income.  The CIP tracking mechanism adjusts earnings based on weather, as did the TAC, and also adjusts SJG’s earnings when actual usage per customer experienced during an annual period varies from an established baseline usage per customer.

SJI - 21

 Similar to the TAC, utility earnings are recognized during current periods based upon the application of the CIP. The cash impact of variations in customer usage will result in cash being collected from, or returned to, customers during the subsequent CIP year, which runs from October 1 to September 30.

The effects of the TAC and the CIP on SJG’s net income for the last three years and the associated weather comparisons were as follows ($’s in millions):

	2007	2006	2005
Net Income Benefit/(Reduction):
TAC	$-	$5.1	$(0.2)
CIP – Weather Related	1.6	2.9	-
CIP – Usage Related	5.9	1.7	-
Total Net Income Benefit/(Reduction)	$7.5	$9.7	$(0.2)

Weather Compared to 20-Year TAC Average	3.2% warmer	15.0 % warmer	3.0 % colder
Weather Compared to Prior Year	13.8% colder	17.5 % warmer	2.9 % colder

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

COMPETITION — SJG’s franchises are non-exclusive. Currently, no other utility provides retail gas distribution services within SJG’s territory. SJG does not expect any other utilities to do so in the foreseeable future because of the extensive investment required for utility plant and related costs. SJG competes with oil, propane and electricity suppliers for residential, commercial and industrial users, with alternative fuel source providers (wind, solar and fuel cells) based upon price, convenience and environmental factors, and with other marketers/brokers in the selling of wholesale natural gas services. The market for natural gas commodity sales is subject to competition due to deregulation. We enhanced SJG’s competitive position while maintaining margins by using an unbundled tariff. This tariff allows full cost-of-service recovery when transporting gas for our customers. Under this tariff, SJG profits from transporting, rather than selling, the commodity. SJG’s residential, commercial and industrial customers can choose their supplier while we recover the cost of service through transportation service (See Customer Choice Legislation below).

SJI - 22

SJRG competes in the wholesale natural gas market against a wide array of competitors on a cost competitive, term of service, and reliability basis. SJRG has been a reliable energy provider in this arena for ten years. There has been significant consolidation of energy wholesale operations and large financial institutions have also entered the marketplace. We expect this trend to continue in the near term, which could result in downward pressure on the margins available.

Marina competes with other companies that develop and operate on-site energy production. Marina also faces competition from customers’ preferences for alternative technologies for energy production, as well as those customers that address their energy needs internally.

SJE competes with utilities and other third-party marketers to sell the unregulated natural gas and electricity commodity to customers. Marketers compete largely on price, which is driven by the commodity market. While the utilities are typically indifferent as to where customers get their gas or electricity, the price they set for the commodity they sell creates competition for SJE. Based on its market share, SJE is the largest marketer of natural gas in southern New Jersey with approximately 14,650 customers as of December 31, 2007. In addition, similar to SJG, SJE faces competition from other energy products.

SJESP competes primarily with smaller, local contractors in southern New Jersey that install residential and commercial HVAC systems and provide major appliance repair and plumbing services. These contractors typically only serve their local communities and do not serve the entire southern part of New Jersey.

CUSTOMER CHOICE LEGISLATION— All residential natural gas customers in New Jersey can choose their natural gas commodity supplier under the terms of the “Electric Discount and Energy Competition Act of 1999.” This bill created the framework and necessary time schedules for the restructuring of the state’s electric and natural gas utilities. The Act established unbundling, where redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. It also established time frames for instituting competitive services for customer account functions and for determining whether basic gas supply services should become competitive. Customers purchasing natural gas from a provider other than the local utility (marketer) are charged for the gas costs by the marketer and charged for the transportation costs by the utility. The total number of customers in SJG’s service territory purchasing natural gas from a marketer averaged 25,309; 16,392 and 60,934 during 2007, 2006 and 2005 respectively.

RESULTS OF OPERATIONS:

SJI operates in several different reportable operating segments. Gas Utility Operations (SJG) consists primarily of natural gas distribution to residential, commercial and industrial customers. Wholesale Gas Operations include SJRG’s activities. SJE is involved in both retail gas and retail electric activities. Retail Gas and Other Operations include natural gas acquisition and transportation service business lines. Retail Electric Operations consist of electricity acquisition and transportation to commercial and industrial customers. On-Site Energy Production consists of Marina’s thermal energy facility and other energy-related projects. Appliance Service Operations includes SJESP’s servicing of appliances via the sale of appliance service programs as well as on a time and materials basis, and the installation of residential and small commercial HVAC systems.

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

SJI - 23

Net Income in 2007 decreased $9.2 million, or 12.9% to $62.3 million compared to 2006. This decrease is primarily due to:

•	a 34.1% decrease in gross margin generated by SJRG related to unrealized gains on energy related derivative contracts recognized in 2006 that did not recur in 2007;

•	offset by a 1.7% increase in SJG customers.

Net Income in 2006 increased $32.3 million, or 82.7% to $71.4 million compared to 2005. This increase was primarily due to:

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
These changes are discussed in more detail below.

Operating Revenues and Throughput— Utility — The following table summarizes the composition of select gas utility data for the three years ended December 31 (in thousands, except for customer and degree day data):

	2007		2006		2005
Utility Throughput – dth:
Firm Sales -
Residential	22,523	16%	19,830	15%	19,464	12%
Commercial	6,339	4%	6,958	5%	7,607	5%
Industrial	193	-	296	-	204	-
Cogeneration and electric generation	1,335	1%	1,103	1%	1,743	1%
Firm Transportation -
Residential	1,870	1%	956	1%	5,755	4%
Commercial	5,927	4%	4,420	3%	5,267	3%
Industrial	12,107	9%	11,970	9%	12,920	8%
Cogeneration and electric generation	3,088	2%	2,625	2%	3,604	2%

Total Firm Throughput	53,382	37%	48,158	36%	56,564	35%

Interruptible Sales	68	-	93	-	119	-
Interruptible Transportation	3,002	2%	3,474	3%	2,836	2%
Off-System	17,686	13%	18,221	13%	15,045	9%
Capacity Release	67,430	48%	66,458	48%	86,119	54%
Intercompany Throughput	(12,282)		(15,573)		(7,856)

Total Throughput - Utility	129,286	100%	120,831	100%	152,827	100%

SJI - 24

Utility Operating Revenues:
Firm Sales-
Residential	$342,809	54%	$334,201	52%	$252,150	43%
Commercial	80,237	13%	99,578	15%	88,321	15%
Industrial	8,381	1%	6,590	1%	4,428	1%
Cogeneration and electric generation	11,722	2%	10,746	2%	17,916	3%
Firm Transportation -
Residential	8,982	1%	4,768	1%	25,296	4%
Commercial	17,299	3%	12,510	2%	14,043	3%
Industrial	12,229	2%	11,351	2%	11,437	2%
Cogeneration and electric generation	1,847	-	1,552	-	1,821	-

Total Firm Revenues	483,506	76%	481,296	75%	415,412	71%

Interruptible Sales	785	-	1,109	-	1,498	-
Interruptible Transportation	1,970	-	1,868	-	1,898	-
Off-System	131,586	22%	147,180	23%	153,637	27%
Capacity Release	11,208	2%	9,656	2%	12,808	2%
Other	1,492	-	1,562	-	1,959	-
Intercompany Sales	(19,540)	-	(40,672)	-	(10,807)

Total Utility Operating Revenues	611,007	100%	601,999	100%	576,405	100%

Less:
Cost of sales	433,495		431,615		404,144
Conservation recoveries *	4,458		6,862		7,933
RAC recoveries *	2,056		1,806		2,181
Revenue taxes	8,850		7,890		9,089
Utility Net Operating Revenues (margin)	$162,148		$153,826		$153,058

Margin:
Residential	$102,077	63%	$90,442	59%	$102,706	67%
Commercial and industrial	40,036	25%	38,129	25%	40,862	27%
Cogeneration and electric generation	2,212	1%	2,189	1%	2,514	2%
Interruptible	195	-	226	-	249	-
Off-system & capacity release	2,994	2%	4,711	3%	4,697	3%
Other revenues	1,952	1%	1,871	1%	2,319	1%
Margin before weather normalization & decoupling	149,466	92%	137,568	89%	153,347	100%
TAC mechanism	-	-	8,511	6%	(289)	-
CIP mechanism	12,682	8%	7,747	5%	-	-
Utility Net Operating Revenues (margin)	$162,148	100%	$153,826	100%	$153,058	100%

Number of Customers at Year End:
Residential	312,969	93%	307,919	93%	300,652	93%
Commercial	22,220	7%	21,652	7%	21,322	7%
Industrial	474	-	478	-	450	-
Total Customers	335,663	100%	330,049	100%	322,424	100%

Degree Days	4,488		3,943		4,777

* Represents revenues for which there is a corresponding charge in operating expenses. Therefore, such recoveries have no impact on our financial results.

SJI - 25

Throughput — Utility —  Total gas throughput for SJG increased 3.8% compared with 2006, to 142 MMDth in 2007. While firm throughput accounted for the entire increase, the residential market reflected the greatest improvement by adding 3.6 MMDth over 2006 as a result of 23.3% colder weather and 5,050 additional residential customers in 2007. In 2006, total gas throughput decreased 15.1% compared with 2005, to 136 MMDth. The lower throughput was primarily due to significantly warmer weather experienced during 2006, as previously discussed under the TAC and CIP, which lowered sales and demand for capacity release.

Operating Revenues - Utility— Revenues for SJG increased $9.0 million during 2007, compared with 2006, primarily due to higher OSS revenue after eliminating intercompany transactions.

While SJG added 5,614 customers during the 12-month period ended December 31, 2007, which represents a 1.7% increase in total customers, and weather was 23.3% colder than last year, firm sales revenue only experienced a modest increase of $2.2 million as a result of the decrease in the BGSS gas cost recovery rate and customer migration from firm sales to firm transportation service.  The BGSS rate in 2007 was 10.8% lower than the prior year rate. Last year’s rate was higher to address under recovery of gas costs stemming from substantial increases in wholesale gas prices across the country in 2005. In addition, the average number of transportation customers increased to 25,309 in 2007 as compared to 16,392 in 2006. Transportation customers generate less revenue for SJG because they purchase the gas commodity from a third party marketer. However, as SJG does not profit from the sale of the commodity, neither BGSS rate changes nor customer migration between sales and transportation have an impact on SJG profitability.

Prior to eliminating intercompany transactions, revenues from off-system sales and capacity release, decreased $14.0 million in 2007 compared with 2006. This decrease is primarily due to a shift from sales, which include the cost of the commodity, to capacity release activity, which does not include the transfer of commodity.  The net contribution to the company’s earnings resulting from this shift in activities was not significant.   In addition, OSS recognized a $4.4 million gain on a financial derivative position in 2006 which did not re-occur in 2007 due to changing market conditions.  It should be noted that this $4.4 million gain only contributed $0.4 million to SJG’s bottom line after regulated sharing of 85% with ratepayers through the BGSS and taxes. The transactions with related parties, which are eliminated in consolidation, experienced a corresponding decrease from $40.7 million during 2006 to $19.5 million during 2007 also as a result of the shift in activity and the non-recurring gain discussed above. After eliminating these related party transactions, OSS, capacity release and storage revenues from unrelated parties increased approximately $7.1 million during 2007 compared with 2006 due to an increase in production area volumes sold.

Revenues for SJG, net of intercompany transactions, increased $25.6 million in 2006, compared with 2005, primarily due to three factors. First, SJG added 7,625 customers in 2006, which represented a 2.4% increase in total customers. Second, as previously discussed under Customer Choice Legislation, the average number of transportation customers decreased 73.1% from 60,934 in 2005 to 16,392 in 2006. As previously discussed, the migration of customers from transportation service back to sales service has a direct impact on utility revenues as charges for gas costs are included in sales revenues and not in transportation revenues. Third, SJG was granted two BGSS rate increases as a result of substantial increases in wholesale natural gas prices across the country. The first increase in September 2005 resulted in a 4.4% increase in the average residential customer’s bill and 5.0% in the average commercial/industrial customer’s bill. The second was effective in December 2005, and resulted in a 24.3% increase in the average residential customer’s bill and 28.4% in the average commercial/industrial customer’s bill. As previously stated, gas costs are passed on directly to customers without any profit margin added by SJG, therefore these BGSS rate increases did not impact profitability.

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

Operating Revenues — Nonutility 2007 vs. 2006 — Combined revenues for SJI’s nonutility businesses, net of intercompany transactions, increased by $15.9 million in 2007, compared with 2006.

SJI - 26

SJE’s revenues from retail gas, net of intercompany transactions, increased by $11.6 million in 2007, compared with 2006 due mainly to the increase in sales from customers that were acquired from a retail gas marketer in northwestern Pennsylvania in November 2006. Revenues also increased in 2007 from sales to over 13,000 residential customers for a full 12 months in 2007. Due to cooperative market conditions, SJE resumed sales to the residential market in April of 2006. These increases were partially offset by lower gas prices for variable price customers throughout 2007 and the decline in SJE’s commercial customer count from 2,035 as of December 31, 2006 compared with 1,608 as of December 31, 2007. During 2007, we strategically reduced our exposure in the heat-sensitive market due to price volatility and weather risk. Prospectively, our marketing efforts are focused on the pursuit of non-heat-sensitive commercial customers.

SJE’s revenues from retail electricity, net of intercompany transactions, decreased $1.9 million in 2007, compared with 2006, due mainly to the loss of two municipal contracts and three larger customers and lower electricity commodity prices.

SJRG’s revenues, net of intercompany transactions, decreased $2.3 million in 2007, compared with 2006. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts of $(32.7) million due to price volatility, SJRG’s revenues increased $30.4 million. A summary of SJRG’s revenue is as follows (in millions):

	2007	2006	Change

SJRG Revenue	$75.2	$77.5	$(2.3)

Less: Unrealized gains	(3.8)	(36.5)	32.7

SJRG Revenue, Excluding unrealized gains	$71.4	$41.0	$30.4

This increase in revenues is mainly attributable to an 80.1% increase in sales of storage volumes in 2007 compared with 2006. As discussed in Note 1 to the Consolidated Financial Statements, revenues and expenses related to the energy trading activities of SJRG are presented on a net basis in Operating Revenues – Nonutility.

Revenues for Marina increased $7.8 million in 2007, compared with 2006 due mainly to a full twelve months of sales in 2007 to Borgata’s expanded facility which began operations in July 2006 and two additional landfill gas-fired electricity production facilities which began commercial operations in the latter part of 2006.  Our thermal plant produced a total of 26.5 million ton hours of chilled water in 2007, which represents a 6.9% increase when compared with the 24.8 million ton hours produced in 2006. The plant also produced a total of 237,861 mmbtu’s of hot water in 2007 compared with 188,986 mmbtu’s produced in 2006, a 25.9 % increase.

Revenues for SJESP increased $1.5 million in 2007, compared with 2006 due mainly to the increase in the number of residential installation jobs completed.

Operating Revenues — Nonutility 2006 vs. 2005 — Combined revenues for SJI’s nonutility businesses, net of intercompany transactions, decreased by $0.2 million in 2006, compared with 2005.

SJI - 27

SJE’s revenues from retail gas decreased by $42.1 million in 2006, compared with 2005, due mainly to a decline in the number of residential and commercial gas customers resulting from unfavorable market conditions. As the market price for gas was above the price charged by SJG to its customers, SJE returned all of its approximately 69,000 residential customers to the utility in the third quarter of 2005. SJE resumed its residential gas marketing efforts in 2006, increasing their customer count to over 13,000 as of December 31, 2006. The loss of residential and commercial sales revenue was partially offset by higher gas prices and sales from customers that were acquired from a retail gas marketer in northwestern Pennsylvania in November 2006.

SJE’s revenues from retail electricity decreased $25.0 million in 2006, compared with 2005, due mainly to the loss of revenues from a large school contract that was not renewed in May 2005. This decrease was partially offset by higher electricity commodity prices and the addition of several industrial customers.

SJRG’s revenues increased $64.0 million in 2006, compared with 2005. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts of $48.2 million due to price volatility, SJRG’s revenues increased $15.8 million. Operationally, SJRG contracted for the sale of more volumes during these periods as several customers renewed and extended existing contracts to take advantage of the drop in commodity prices that occurred particularly in the last three quarters of 2006. Volumes sold to one of our largest customers also increased in 2006 compared with 2005 as that customer took advantage of attractive spreads between natural gas and electricity prices.

Revenues for Marina increased $1.3 million in 2006 compared with 2005 due mainly to sales from the thermal plant expansion which came on line in July 2006 and the landfill gas-fired electricity production facilities which began commercial operation in March 2005, August 2006 and November 2006. This increase was partially offset by a decline in the sales of chilled and hot water from the original phase of the thermal plant. Chilled water sales from the original phase of the thermal plant declined 8% to 21.2 million ton hours in 2006 compared with 23.0 million ton hours in 2005. Hot water sales from the original phase of the thermal plant declined 6% to 161,722 mmbtu in 2006 compared with 171,213 mmbtu in 2005. These decreases were mainly due to warmer weather in the winter and cooler weather in the summer of 2006 as compared with 2005 and operational efficiencies recognized by The Borgata.

Revenues for SJESP in 2006 did not change significantly from 2005.

Margin — Utility — SJG’s margin is defined as natural gas revenues less natural gas costs; volumetric and revenue based energy taxes; and regulatory rider expenses. We believe that margin provides a more meaningful basis for evaluating utility operations than revenues since natural gas costs, energy taxes and regulatory rider expenses are passed through to customers, and therefore, have no effect on margin. Natural gas costs are charged to operating expenses on the basis of therm sales at the prices approved by the New Jersey Board of Public Utilities through the BGSS tariff.

For SJG, total margin in 2007 increased $8.3 million from 2006 primarily due to customer additions and the positive impact from a full year of the usage related component of the CIP. As previously discussed, the CIP mechanism replaced the TAC effective October 1, 2006 and takes into account variations in customer usage factors due to weather as well as all other variations.  The usage related component of the CIP added $10.1 million to margin in 2007 as compared to $2.8 million for 2006, as the CIP was only in effect during the fourth quarter of 2006. Customer additions and temperatures that were much closer to normal in 2007 versus 2006 increased margins in both the Residential and Commercial classes. However, due to the colder weather in 2007, the weather related component of the CIP generated less of a contribution to margin, since SJG had already benefited from the higher sales volume as reflected in the margin table above. Partially offsetting the positive impacts noted above were lower margins from OSS and capacity release. Margin declined in these markets due to less favorable market conditions, primarily in the first quarter of 2007, and a decrease in the percentage of earnings from these sales retained by SJG in accordance with a July 2004 base rate case stipulation. Through July 1, 2006, SJG retained 20% of margins generated by OSS and related activities. Since then SJG is only permitted to retain 15% of such margins.

SJI - 28

  Total margin for SJG in 2006 was comparable to the 2005 total margin; however, residential margins were much lower in 2006, than compared with 2005. This decrease was offset by contributions to net income from the TAC and CIP, which together, accounted for 11% of the 2006 total margin. Weather was substantially warmer in 2006 as compared to 2005, a year in which the TAC represented only a negligible portion of the 2005 margins. The CIP added $7.7 million to margin in 2006 related to the 2006-2007 winter season. Of this amount $4.9 million was related to weather variations and $2.8 million was related to other customer usage variations. Had the CIP not been implemented, SJG’s margins and net income would have been significantly lower.

Gross Margin — Nonutility — Gross margin for the nonutility businesses is defined as revenue less all costs that are directly related to the production, selling and delivery of the company’s products and services. These costs primarily include natural gas and electric commodity costs as well as certain payroll and related benefits. On the statements of consolidated income, revenue is reflected in Operating Revenues - Nonutility and the costs are reflected in Cost of Sales - Nonutility. As discussed in Note 1 to the Consolidated Financial Statements, revenues and expenses related to the energy trading activities of SJRG are presented on a net basis in Operating Revenues - Nonutility.

For 2007, combined gross margins for the nonutility businesses, net of intercompany transactions, decreased $12.7 million to $72.2 million compared with 2006. This decrease is primarily due to the following:

•
Gross Margin for SJRG decreased $19.0 million in 2007, compared with 2006. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts as discussed above, gross margin for SJRG increased $13.7 million in 2007 compared with 2006. Operationally, margins increased significantly in 2007 due primarily to favorable time spreads on storage asset positions. These storage assets allow SJRG to lock in the differential between purchasing natural gas at low current prices and selling equivalent quantities at higher future prices. Gross margin is generated via seasonal pricing differentials. Overall, SJRG’s contribution to margin has continued to increase as we have expanded our portfolio of storage assets under contract, which totaled 10.0 Bcf, 9.6 Bcf and 4.8 Bcf as of December 31, 2007, 2006 and 2005, respectively. However, future margins could fluctuate significantly due to the volatile nature of wholesale gas prices.

•
Gross Margin for Marina increased $3.9 million in 2007 compared with 2006 due mainly to the increase in sales volumes from the thermal plant and the landfill gas-fired electricity production facilities discussed in Operating Revenues – Nonutility. Gross margin as a percentage of Operating Revenues did not change significantly in 2007 compared with 2006.

•
Gross margin from SJE’s retail gas sales increased $4.4 million in 2007, compared with 2006. Gross margin as a percentage of Operating Revenues increased 2.6 percentage points in 2007 compared to 2006. This increase is due mainly to losses from a full requirements customer in the commercial market that was recorded in 2006. Litigation of this matter is currently in advanced stages and a settlement is anticipated in early 2008. The 2007 margin also includes 12 months of sales to over 13,000 of our residential customers and those commercial customers being served in northwestern Pennsylvania as mentioned in Operating Revenues - Nonutility.

•
Gross margin from SJE’s retail electricity sales decreased $1.8 million in 2007, compared with 2006. Gross margin as a percentage of Operating Revenues has decreased 3.9 percentage points in 2007 compared to 2006. This decrease is due mainly to the recovery in 2006 of $1.8 million in electric commodity costs that were recognized in previous periods.

•
Gross Margin for SJESP decreased $0.3 million in 2007, compared with 2006 due mainly to higher payroll-related and insurance costs which were partially offset by higher margins from strong installation and appliance maintenance contracts.

For 2006, combined gross margins for the nonutility businesses, net of intercompany transactions, increased $52.6 million to $84.9 million compared to 2005. This increase is primarily due to the following:

SJI - 29

•
Gross Margin for SJRG increased $57.5 million in 2006, compared with 2005. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts as discussed above, gross margin for SJRG increased $9.3 million in 2006 compared with 2005. Operationally, margins increased primarily due to favorable time spreads on storage asset positions. SJRG’s contribution to margin has continued to increase as we have expanded our portfolio of storage assets under contract, which totaled 9.6 Bcf and 4.8 Bcf as of December 31, 2006 and 2005, respectively. However, future margins could fluctuate significantly due to the volatile nature of wholesale gas prices.

•
Gross Margin for Marina increased $1.3 million in 2006 compared with 2005 due mainly to the increase in sales volumes from the thermal plant and the landfill gas-fired electricity production facilities discussed above. Gross margin as a percentage of Operating Revenues did not change significantly in 2006 compared to 2005.

•
Gross margin from SJE’s retail gas sales decreased $6.9 million in 2006, compared with 2005. Gross margin as a percentage of Operating Revenues decreased 3.4 percentage points in 2006 compared to 2005. This decrease was due mainly to the decline in residential sales volumes and losses from a full requirements customer in the commercial market discussed above. Management believes the vast majority of this loss was caused by erroneous consumption information provided by the sponsoring consortium in the original bid document.

•
Gross margin from SJE’s retail electricity sales increased $3.5 million in 2006, compared with 2005. Gross margin as a percentage of Operating Revenues increased 9.1 percentage points in 2006 compared to 2005. This increase was due mainly to the recovery of $1.8 million in electric commodity costs recognized in previous periods. SJE also restructured its contracts in 2006 to pass a variable component of pricing on to its customers.

•
Gross Margin for SJESP decreased $2.6 million in 2006, compared with 2005. Contributing to these margin decreases were higher payroll and benefit costs.  Gross margins on sales of service contracts increased by $0.9 million in 2006 compared with 2005 due mainly to price increases that went into effect in August 2006.

Operations Expense — A summary of net changes in operations expense follows (in thousands):

	2007 vs. 2006	2006 vs. 2005
Utility	$1,745	$(4,995)
Nonutility:
Wholesale Gas	978	1,035
Retail Gas and Other	667	(2,029)
Retail Electricity	230	(113)
On-Site Energy Production	2,720	1,445
Appliance Service	1,307	(2,105)
Total Nonutility	5,902	(1,767)
Intercompany Eliminations and Other	(295)	(2,235)
Total Operations	$7,352	$(8,997)

Utility Operations expense increased $1.7 million during 2007, compared with 2006, primarily as a result of several factors. First, expense associated with the Provision for Uncollectibles increased $1.2 million during 2007 due to higher levels of customer account receivables in 2007 than in 2006.  Additional reasons for the increase include an increase in billing and collection costs including a federal postage rate increase; employee severance costs incurred in 2007 that were not incurred during 2006; Conservation Incentive Program (CIP) expenses that did not begin until the approval of the CIP in October 2006; an increase in sales expense primarily related to the Customer Conversion Program aimed at converting residential consumers to natural gas heating systems; and higher employee compensation costs.

SJI - 30

Partially offsetting the increase above was a $2.4 million decrease in 2007 in costs under the New Jersey Clean Energy Programs (NJCEP), which have decreased as SJG is no longer managing as many plans as it had in 2006.  Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting decrease in revenue during 2007. The BPU-approved NJCEP allows for full recovery of costs, including carrying costs when applicable.  As a result, the decrease in expense had no impact on SJG net income.

Nonutility Wholesale Gas Operations expense increased in 2007, compared with 2006, due mainly to additional personnel costs to support continued growth.

Nonutility Retail Gas and Other Operations expense increased in 2007, compared with 2006, mainly due to a full 12 months of costs related to our gas marketer acquisition that occurred in November 2006.

Nonutility On-Site Energy Production Operations expense increased in 2007, compared with 2006, due mainly to higher labor and operating costs at all active projects, costs related to landfill projects and the thermal plant expansion that began operations during 2006.

Nonutility Appliance Service Operations expense increased in 2007, compared with 2006, due mainly to higher payroll and benefit costs, and a sizeable increase in the uncollectible reserve.

Utility Operations expense decreased $5.0 million during 2006, compared with 2005, as a result of several factors. First, there was a $1.1 million decrease in 2006 in SJG’s costs under the New Jersey Clean Energy Program (NJCEP). As previously discussed such costs are recovered on a dollar-for-dollar basis and had no impact on net income. Second, SJG’s regulatory expenses decreased $0.7 million in 2006, primarily as a result of amortization of previously deferred expenses related to our 2004 base rate proceeding with the BPU. Such costs were fully amortized as of December 31, 2005. Third, SJG also experienced lower pension and postretirement benefit costs during 2006.  Such reductions were the result of earnings on additional contributions to the plans, the transfer of employees to SJI Services, LLC (SJIS) effective January 1, 2006, and savings resulting from the early retirement plan (ERIP) offered in 2004 and 2005. The total cost of providing the ERIP in 2005, including monetary incentives, was $1.8 million. There was no ERIP offered in 2006. Finally, SJG also experienced a significant decrease in compensation and healthcare costs as a result of the transfer of approximately 10% of our workforce to SJIS. While much of those costs were charged back to SJG for services rendered, increased activity and growth in SJI’s non-utility entities resulted in a net savings to SJG. Additional information regarding compensation can be found in Note 1 to the consolidated financial statements under Stock-Based Compensation Plans.

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

Intercompany Eliminations and Other increased in 2006 compared with 2005, mainly due to the formation of SJI Services, LLC (SJIS) effective January 1, 2006. Common services such as information technology and human resources were transferred to SJIS, having mostly been housed within SJG prior to January 1, 2006. Because these costs are allocated to our operating subsidiaries, they are eliminated in consolidation.

SJI - 31

Other Operating Expenses — A summary of changes in other consolidated operating expenses (in thousands):

	2007 vs. 2006	2006 vs. 2005
Maintenance	$807	$(276)
Depreciation	1,693	2,218
Energy and Other Taxes	706	(1,158)

Depreciation increased in both 2007 and 2006, compared with the prior year, due mainly to the increased investment in property, plant and equipment by SJG and Marina.

 Energy and Other Taxes — Energy and Other Taxes increased in 2007, compared with 2006, primarily due to higher energy-related taxes based on increased taxable firm throughput and revenues in 2007.  Energy and Other Taxes decreased in 2006, compared with 2005, primarily due to lower energy-related taxes based on lower sales volumes in 2006.

Other Income and Expense — The change in other income and expense in 2007 compared with 2006 was not significant. Other income and expense increased in 2006, compared with 2005, primarily as a result of $0.7 million in earnings on restricted investments, a $0.3 million improvement in the earnings performance of our available-for-sale securities over prior year and a gain of $0.4 million on the sale of AirLogics, LLC.

Interest Charges — Interest charges decreased by $0.5 million in 2007, compared with 2006, due primarily to lower levels of short-term debt at our utility business that offset higher interest rates.  Short-term debt declined primarily due to lower gas cost and inventory levels.  Interest charges increased by $6.7 million in 2006, compared with 2005, due primarily to higher levels of short-term and long-term debt, as well as higher interest rates on short-term debt. Short-term debt levels rose to support our capital expenditures that had not been financed with long-term debt, and increased levels of gas in storage. A steep rise in short-term interest rates for that period was driven by a series of interest rate hikes enacted by the Federal Reserve Bank during 2005 and 2006.

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

SJI - 32

Cash Flows from Operating Activities — Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $147.8 million, $28.7 million and $38.9 million in 2007, 2006 and 2005, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization and gas cost recoveries. The comparison of net cash provided by operating activities between 2007 and 2006 was significantly impacted by the combination of an increased income stream (excluding unrealized gains), and more favorable inventory and payable positions in 2007. A significant portion of the unrealized gains from 2006 were realized in 2007. Inventory levels declined by a greater amount in 2007 due to a weather induced increase in heating demand at our utility and greater storage withdrawals at our gas marketing business. Net cash provided by operating activities in 2006 was negatively impacted by a change in the terms under which SJI purchased natural gas, and the impact of extremely warm weather on inventory levels and collection under regulatory clauses at year end. The reduction in payable levels at year end 2006 as compared with 2005 was due to SJI’s election to pay for certain gas supplies on a current basis as opposed to 2005 when we delayed those payments into the first quarter of the subsequent year. Very warm weather conditions experienced during the fourth quarter of 2006 resulted in low levels of gas withdrawn from storage to meet customer demand, and decreased gas volumes consumed resulted in slower collections of expenses under several regulatory clauses. Net cash provided by operating activities in 2005 was heavily impacted by these factors as collection of much higher fuel costs incurred by SJG during 2005 were deferred for collection until 2006. On December 15, 2005, SJG was authorized by the BPU to increase the rates it charges customers by 24.3% for residential and 28.4% for commercial/industrial customers. The increase enabled SJG to recover from its customers the higher cost of gas that was delivered to them during 2005 and 2006. Changes in Accounts Receivable, Inventories and Accounts Payable on the statement of consolidated cash flows for 2005 reflected the impact of higher gas prices experienced during the year. We typically anticipate that delays in withdrawing gas from storage during the fourth quarter of any fiscal year will result in increased withdrawals in the subsequent quarter, benefiting our cash flows for that quarter. SJI also ends each calendar year in a prepaid tax position due to mandatory prepayment requirements on all state taxes. Such prepayments are credited against amounts otherwise due during the first quarter of the subsequent year; further improving first quarter liquidity.

Cash Flows from Investing Activities — SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. Net cash outflows for construction projects for 2007, 2006 and 2005 amounted to $55.5 million, $73.7 million and $92.9 million, respectively. We estimate the net cash outflows for construction projects for  2008, 2009 and 2010 to be approximately $59.8 million, $52.5 million and $52.2 million, respectively. Included in the 2008 estimates is $4.8 million in capital costs accrued but not paid as of December 31, 2007.

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

Cash Flows from Financing Activities — Short-term borrowings under lines of credit from commercial banks are used to supplement cash from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, short-term debt incurred to finance capital expenditures is refinanced with long-term debt.  No long-term debt was issued during 2007.

Bank facilities available to SJI totaled $416.0 million at December 31, 2007, of which $184.7 million, inclusive of  $66.4 million of letters of credit, was used. Those bank facilities consist of a $100.0 million revolving credit facility and, $76.0 million of uncommitted bank lines available to SJG; and a $200.0 million revolving credit facility and $40.0 million of uncommitted bank lines available to SJI. The revolving credit facilities expire in August 2011 and contain one financial covenant regarding the ratio of total debt to total capitalization, measured on a quarterly basis. SJI and SJG were in compliance with this covenant as of December 31, 2007. Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business’ future liquidity needs.

SJI - 33

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

SJI has raised equity capital over the past three years through its Dividend Reinvestment Plan (DRP). Participants in SJI's DRP receive newly issued shares. We offer a 2% discount on DRP investments as it has been the most cost-effective way to raise equity capital in the quantities we are seeking. Through the DRP, SJI raised $7.5 million of equity capital by issuing 212,428 shares in 2007, and $6.6 million of equity capital by issuing 232,883 shares in 2006 and $31.9 million of equity capital by issuing 1,141,590 shares in 2005. We anticipate raising less than $10.0 million of additional equity capital through the DRP in 2008, for the purpose of maintaining an equity-to-capitalization ratio close to 50%.

SJI’s capital structure was as follows:

	As of December 31,
	2007	2006

Common Equity	50.3%	44.4%
Long-Term Debt	37.3%	36.1%
Short-Term Debt	12.4%	19.5%
Total	100.0%	100.0%

SJG’s long-term, senior secured debt is rated “A” and “Baa1” by Standard & Poor’s and Moody’s Investor Services, respectively. These ratings have not changed in at least the past five years.

For 2007, 2006 and 2005, SJI paid quarterly dividends to its common shareholders. SJI has paid dividends on its common stock for 56 consecutive years and has increased that dividend each year for the last nine years. The Company currently looks to grow that dividend by at least 6% to 7% per year and has a targeted payout ratio of between 50% and 60%. In setting the dividend rate, the Board of Directors of SJI considers future earnings expectations, payout ratio, and dividend yield relative to those at peer companies as well as returns available on other income-oriented investments.

COMMITMENTS AND CONTINGENCIES — SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental remediation costs. Net cash outflows for construction and remediation projects for 2007 amounted to $55.5 million and $10.9 million, respectively. We estimate net cash outflows for construction and remediation projects for 2008, 2009 and 2010, to be approximately $81.8 million, $69.8 million and $61.4 million, respectively.

SJI is obligated on the letters of credit supporting the variable-rate demand bonds issued through the New Jersey Economic Development Authority by Marina. Commercial banks have issued $62.3 million of renewing letters of credit under SJI’s revolving credit agreement to support the financing of the original construction and recent expansion of Marina’s Atlantic City thermal plant project.

SJI - 34

SJG has certain commitments for both pipeline capacity and gas supply for which it pays fees regardless of usage. Those commitments as of December 31, 2007, average $49.8 million annually and total $219.1 million over the contracts’ lives. Approximately 44% of the financial commitments under these contracts expire during the next five years. We expect to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the Basic Gas Supply Service clause.

The following table summarizes our contractual cash obligations and their applicable payment due dates as of December 31, 2007 (in thousands):

		Up to	Years	Years	More than
Contractual Cash Obligations	Total	1 Year	2 & 3	4 & 5	5 Years

Long-Term Debt	$358,002	$106	$10,231	$27,446	$320,219
Interest on Long-Term Debt	277,611	20,009	39,999	36,997	180,606
Capital Contribution Obligation	30,000	-	30,000	-	-
Operating Leases	2,302	674	953	442	233
Commodity Supply Purchase Obligations	491,717	296,652	102,831	24,133	68,101
New Jersey Clean Energy Program (Note 9)	10,542	10,542	-	-	-
Other Purchase Obligations	1,538	892	500	146	-
Total Contractual Cash Obligations	$1,171,712	$328,875	$184,514	$89,164	$569,159

Interest on Long-Term Debt includes the impact of the related interest rate swap agreements.  Expected environmental remediation costs and asset retirement obligations are not included in the table above as the total obligation cannot be calculated due to the subjective nature of these costs and the timing of anticipated payments. As discussed in Note 11 to the consolidated financial statements, we made a pension contribution of approximately $5.9 million in 2008; however, changes in future investment performance and discount rates may ultimately result in additional contributions. Furthermore, future pension contributions beyond 2008 cannot be determined at this time. SJG’s regulatory obligation to contribute $3.6 million annually to its other postretirement benefit plans’ trusts, less costs incurred directly by the company, is not included as the duration is indefinite.

Capital Contribution  Obligation - In December 2007, Marina and its joint venture partner agreed to each contribute approximately $30.0 million of equity to LVE as part of its construction period financing (See Note 2). LVE will initially use bank and bond financing to fund project construction and then expects to use contributed equity to complete the project. Marina’s obligation is secured by an irrevocable letter of credit from a bank. In the event of a default by LVE on its financing arrangements, the partners may be required to make equity contributions prior to the end of the construction period. However, an equity payment is not expected to be made to LVE prior to 2009.

Off-Balance Sheet Arrangements — An off-balance sheet arrangement is any contractual arrangement involving an unconsolidated entity under which the company has either made guarantees or has certain other interests or obligations.

SJI - 35

The Company has recorded a liability of $2.0 million in Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the consolidated balance sheets as of December 31, 2007 for the fair value of the following guarantees:

•
In April 2007 SJI guaranteed certain obligations of LVE Energy Partners, LLC (LVE), an unconsolidated joint venture in which Marina has a 50% equity interest.  LVE entered into a 25 year contract with a resort developer to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada.  LVE began construction of the facility in 2007 and expects to provide full energy services when the resort is completed in 2010.  SJI holds a significant variable interest in LVE but is not the primary beneficiary.  SJI has issued a performance guarantee for up to $180.0 million to the resort developer to ensure that certain construction milestones relating to the development of the thermal facility are met.  Concurrently, SJI is the beneficiary of a surety bond purchased by the project’s general contractor that provides SJI with assurance that construction of the thermal facility will meet those same milestones.  In addition, SJI has guaranteed the obligations of LVE under certain insurance policies during the construction period.  The maximum amount that SJI could be obligated for, in the event that LVE does not have sufficient resources to make deductible payments on future claims under these insurance policies, is approximately $6.0 million.  SJI has also guaranteed certain performance obligations of LVE under the operating agreements between LVE and the resort, up to $20 million each year for the term of the agreement, commencing with the first year of operations.  SJI and the partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees.

•
SJI has also guaranteed certain obligations of BC Landfill Energy, LLC (BCLE), an unconsolidated joint venture in which Marina has a 50% equity interest.  BCLE has entered into a 20-year agreement with a county government to lease and operate a facility that will produce electricity from landfill methane gas.  The facility went online in the fourth quarter of 2007.  Although unlikely, the maximum amount that SJI could be obligated for, in the event that BCLE does not meet minimum specified levels of operating performance and no mitigating action is taken, or is unable to meet certain financial obligations as they become due, is approximately $4.0 million each year.  SJI and the partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees.  SJI holds a variable interest in BCLE but is not the primary beneficiary.

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

SJI - 36

 As of December 31, 2007, SJRG had $48.7 million of Accounts Receivable under sales contracts. Of that total, 73% were with companies rated investment-grade, were guaranteed by an investment-grade-rated parent or were with companies where we have a collateral arrangement. The remainder of the Accounts Receivable were within approved credit limits.

SJI entered into certain contracts to purchase, sell, and transport natural gas. For those derivatives not designated as hedges, we recorded the net unrealized pre-tax gain (loss) of $3.6 million, $36.7 million and $(12.4) million  in earnings during the years 2007, 2006 and 2005, respectively, which are included with realized gains and losses in Operating Revenues — Nonutility. The fair value and maturity of these energy trading contracts determined under the mark-to-market method as of December 31, 2007 is as follows (in thousands):

Assets	Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Beyond 3 Years	Total
Prices Actively Quoted	NYMEX	$10,862	$7,589	$0	$18,451
Other External Sources	Basis	12,408	3,336	16	15,760
Total		$23,270	$10,925	$16	$34,211

Liabilities	Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Beyond 3 Years	Total
Prices Actively Quoted	NYMEX	$6,802	$1,319	$0	$8,121
Other External Sources	Basis	6,933	2,858	13	9,804
Total		$13,735	$4,177	$13	$17,925

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Contracted volumes of our NYMEX contracts are 1.0 million decatherms (dth) with a weighted-average settlement price of $8.14 per dth.  Contracted volumes of our basis contracts are 3.2 million  dth with a weighted average settlement price of $0.94 per dth.

A reconciliation of SJI's estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Assets,
January 1, 2007	$19,122
Contracts Settled During 2007, Net	(3,275)
Other Changes in Fair Value from Continuing and New Contracts, Net	439
Net Derivatives — Energy Related Assets,
December 31, 2007	$16,286

Interest Rate Risk — Our exposure to interest-rate risk relates primarily to short-term, variable-rate borrowings. Short-term variable-rate debt outstanding at December 31, 2007, was $118.3 million and averaged $120.2 million during 2007. The months where average outstanding variable-rate debt was at its highest and lowest levels were January, at $176.4 million, and April, at $73.3 million. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $0.7 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2007 – 45 b.p. decrease; 2006 — 67 b.p. increase; 2005 — 194 b.p. increase; 2004 — 115 b.p. increase; 2003 — 28 b.p. decrease and 2002 — 74 b.p. decrease. For December 2007, our average interest rate on variable-rate debt was 5.28%.

SJI - 37

We issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of December 31, 2007, the interest costs on all but $7.1 million of our long-term debt were either at a fixed-rate or hedged via an interest rate derivative. Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates. However, during 2008, due to general market conditions, the demand for auction rate securities has been disrupted, resulting in increased interest rate volatility for tax-exempt auction rate debt.  As a result, the $25.0 million of tax-exempt auction rate debt issued by the Company is exposed to changes in interest rates that may not be completely mitigated by the related interest rate derivatives.

As of December 31, 2007, SJI’s active interest rate swaps were as follows:

Notional Amount	Fixed Interest Rate	Start Date	Maturity	Type of Debt	Obligor
$3,900,000	4.795%	12/01/2004	12/01/2014	Taxable	Marina
$8,000,000	4.775%	11/12/2004	11/12/2014	Taxable	Marina
$20,000,000	4.080%	11/19/2001	12/01/2011	Tax-exempt	Marina
$14,500,000	3.905%	03/17/2006	01/15/2026	Tax-exempt	Marina
$500,000	3.905%	03/17/2006	01/15/2026	Tax-exempt	Marina
$330,000	3.905%	03/17/2006	01/15/2026	Tax-exempt	Marina
$7,100,000	4.895%	02/01/2006	02/01/2016	Taxable	Marina
$12,500,000	3.430%	12/01/2006	02/01/2036	Tax-exempt	SJG
$12,500,000	3.430%	12/01/2006	02/01/2036	Tax-exempt	SJG

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

Information required by this item can be found in the section entitled “Market Risks” on page 36 of this report.

SJI - 38

Item 8. Financial Statements and Supplementary Data

Statements of Consolidated Income	South Jersey Industries, Inc. and Subsidiaries
(In Thousands Except for Per Share Data)	Year Ended December 31,

	2007	2006	2005

Operating Revenues:
Utility	$611,007	$601,999	$576,405
Nonutility	345,364	329,429	329,611

Total Operating Revenues	956,371	931,428	906,016

Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	433,495	431,615	404,144
- Nonutility	273,206	244,522	297,352
Operations	73,577	66,225	75,222
Maintenance	6,345	5,538	5,814
Depreciation	27,942	26,249	24,031
Energy and Other Taxes	12,183	11,477	12,635

Total Operating Expenses	826,748	785,626	819,198

Operating Income	129,623	145,802	86,818

Other Income and Expense	2,422	2,672	619
Interest Charges	(27,215)	(27,671)	(20,950)

Income Before Income Taxes	104,830	120,803	66,487

Income Taxes	(43,056)	(49,683)	(27,619)
Equity in Affiliated Companies	885	1,130	902

Income from Continuing Operations	62,659	72,250	39,770

Loss from Discontinued Operations - (Net of tax benefit)	(391)	(818)	(669)

Net Income	$62,268	$71,432	$39,101

Basic Earnings per Common Share:
Continuing Operations	$2.13	$2.48	$1.41
Discontinued Operations	(0.02)	(0.03)	(0.02)

Basic Earnings per Common Share	$2.11	$2.45	$1.39

Average Shares of Common Stock Outstanding - Basic	29,480	29,175	28,175

Diluted Earnings per Common Share:
Continuing Operations	$2.12	$2.47	$1.40
Discontinued Operations	(0.02)	(0.03)	(0.02)

Diluted Earnings per Common Share	$2.10	$2.44	$1.38

Average Shares of Common Stock Outstanding - Diluted	29,593	29,261	28,399

Dividends Declared per Common Share	$1.01	$0.92	$0.86

The accompanying notes are an integral part of the consolidated financial statements.

SJI - 39

Statements of Consolidated Cash Flows	South Jersey Industries, Inc. and Subsidiaries
(In Thousands)	Year Ended December 31,

	2007	2006	2005

Cash Flows from Operating Activities:

Net Income	$62,268	$71,432	$39,101
Loss from Discontinued Operations	391	818	669
Income from Continuing Operations	62,659	72,250	39,770
Adjustments to Reconcile Income from Continuing Operations to Cash Flows
Provided by Operating Activities:
Depreciation and Amortization	32,865	30,834	26,842
Unrealized (Gain) Loss on Derivatives - Energy Related	(3,635)	(36,688)	12,397
Provision for Losses on Accounts Receivable	2,603	1,466	3,910
TAC/CIP Receivable	(7,946)	(15,740)	291
Deferred Gas Costs - Net of Recoveries	7,755	18,694	(34,742)
Deferred SBC Costs - Net of Recoveries	3,960	(4,221)	1,871
Stock-Based Compensation Expense	1,090	1,059	3,208
Deferred and Noncurrent Income Taxes and Credits - Net	12,030	21,829	19,030
Environmental Remediation Costs - Net	(10,926)	(10,840)	(4,071)
Additional Pension Contributions	-	-	(1,486)
Gas Plant Cost of Removal	(1,275)	(1,369)	(985)
Changes in:
Accounts Receivable	(5,232)	38,020	(36,778)
Inventories	21,459	(25,726)	(33,503)
Prepaid and Accrued Taxes - Net	8,916	(5,243)	(4,677)
Accounts Payable and Other Accrued Liabilities	(5,036)	(57,892)	56,037
Margin Account Liability	4,112	-	-
Derivatives - Energy Related	21,050	3,046	(4,310)
Other Assets and Liabilities	3,453	(948)	(2,729)
Cash Flows from Discontinued Operations	(56)	178	(1,155)

Net Cash Provided by Operating Activities	147,846	28,709	38,920

Cash Flows from Investing Activities:

Capital Expenditures	(55,539)	(73,677)	(92,906)
Net Proceeds from Sale of (Purchase of) Restricted Investments in Margin Account	10,404	(2,170)	4,810
Proceeds from Sale of Restricted Investments from Escrowed Loan Proceeds	6,710	6,075	553
Purchase of Restricted Investments with Escrowed Loan Proceeds	(523)	(18,722)	-
Merchandise Loans	(4,123)	(3,342)	(4,425)
Proceeds from Merchandise Loans	3,877	3,707	4,831
Purchase of Company Owned Life Insurance	(3,917)	-	-
Investment in Affiliate	(7,463)	-	-
Return of Investment in Affiliate	7,208	-	-
Proceeds from Sale of Investment in Affiliate	-	1,450	-
Purchase of Gas Marketing and Production Assets	-	(3,277)	-
Other	-	(650)	470

Net Cash Used in Investing Activities	(43,366)	(90,606)	(86,667)

Cash Flows from Financing Activities:

Net (Repayments of) Borrowings from Lines of Credit	(76,310)	47,300	55,000
Proceeds from Issuance of Long-Term Debt	-	41,400	10,000
Principal Repayments of Long-Term Debt	(2,389)	(2,437)	(22,832)
Dividends on Common Stock	(29,656)	(26,874)	(24,397)
Proceeds from Sale of Common Stock	7,484	6,606	31,882
Payments for Issuance of Long-Term Debt	-	(1,350)	(420)
Redemption of Preferred Stock	-	-	(1,690)
Other	137	300	(184)

Net Cash (Used in) Provided by Financing Activities	(100,734)	64,945	47,359

Net Increase (Decrease) in Cash and Cash Equivalents	3,746	3,048	(388)
Cash and Cash Equivalents at Beginning of Year	7,932	4,884	5,272

Cash and Cash Equivalents at End of Year	$11,678	$7,932	$4,884

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest (Net of Amounts Capitalized)	$27,025	$27,341	$21,608
Income Taxes (Net of Refunds)	$22,461	$28,171	$15,054

Supplemental Disclosures of Non-Cash Investing Activities
Capital Expenditures acquired on account but unpaid as of year-end	$4,797	$3,776	$10,397
Guarantee of certain obligations of unconsolidated affiliates	$1,985	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

SJI - 40

Consolidated Balance Sheets	South Jersey Industries, Inc. and Subsidiaries
(In Thousands)	December 31,
	2007	2006
Assets

Property, Plant and Equipment:
Utility Plant, at original cost	$1,123,992	$1,079,614
Accumulated Depreciation	(276,301)	(257,781)
Nonutility Property and Equipment, at cost	112,971	106,657
Accumulated Depreciation	(11,793)	(8,485)

Property, Plant and Equipment - Net	948,869	920,005

Investments:
Available-for-Sale Securities	6,734	6,356
Restricted	6,460	23,051
Investment in Affiliates	1,694	1,368

Total Investments	14,888	30,775

Current Assets:
Cash and Cash Equivalents	11,678	7,932
Accounts Receivable	111,899	117,832
Unbilled Revenues	48,304	39,397
Provision for Uncollectibles	(5,491)	(5,224)
Natural Gas in Storage, average cost	123,790	145,130
Materials and Supplies, average cost	2,777	2,895
Prepaid Taxes	6,878	12,443
Derivatives - Energy Related Assets	23,270	45,627
Other Prepayments and Current Assets	5,225	5,692

Total Current Assets	328,330	371,724

Regulatory and Other Noncurrent Assets:
Regulatory Assets	188,688	196,962
Prepaid Pension	1,970	-
Derivatives - Energy Related Assets	10,941	23,537
Unamortized Debt Issuance Costs	7,386	7,972
Contract Receivables	13,220	13,654
Other	15,149	8,403

Total Regulatory and Other Noncurrent Assets	237,354	250,528

Total Assets	$1,529,441	$1,573,032

SJI - 41

Capitalization and Liabilities

Capitalization:
Common Equity	$481,080	$443,036
Long-Term Debt	357,896	358,022

Total Capitalization	838,976	801,058

Minority Interest	440	461

Current Liabilities:
Notes Payable	118,290	194,600
Current Maturities of Long-Term Debt	106	2,369
Accounts Payable	101,154	101,615
Customer Deposits and Credit Balances	18,475	24,982
Margin Account Liability	4,112	-
Environmental Remediation Costs	25,827	26,439
Taxes Accrued	5,310	1,967
Derivatives - Energy Related Liabilities	13,735	42,124
Deferred Income Taxes - Net	20,251	10,687
Deferred Contract Revenues	5,231	5,066
Interest Accrued	6,657	6,458
Pension and Other Postretirement Benefits	805	788
Other Current Liabilities	8,358	5,699

Total Current Liabilities	328,311	422,794

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	175,686	177,220
Investment Tax Credits	2,150	2,470
Pension and Other Postretirement Benefits	29,036	33,162
Environmental Remediation Costs	52,078	45,391
Asset Retirement Obligations	24,604	23,970
Derivatives - Energy Related Liabilities	4,190	7,918
Derivatives - Other	2,484	488
Regulatory Liabilities	55,779	50,797
Other	15,707	7,303

Total Deferred Credits and Other Noncurrent Liabilities	361,714	348,719

Commitments and Contingencies (Note 14)
Total Capitalization and Liabilities	$1,529,441	$1,573,032

The accompanying notes are an integral part of the consolidated financial statements.

SJI - 42

Statements of Consolidated Capitalization			South Jersey Industries, Inc. and Subsidiaries
(In Thousands Except for Share Data)			December 31,

			2007	2006

Common Equity:
Common Stock: Par Value $1.25 per share; Authorized 60,000,000 shares;
	Outstanding Shares: 29,607,802 (2007) and 29,325,593 (2006)
	Balance at Beginning of Year		$36,657	$36,228
	Common Stock Issued or Granted Under Stock Plans		353	429

	Balance at End of Year		37,010	36,657
Premium on Common Stock			248,449	239,763
Treasury Stock (at par)			(187)	-
Accumulated Other Comprehensive Loss			(10,315)	(7,791)
Retained Earnings			206,123	174,407

	Total Common Equity		481,080	443,036

Long-Term Debt: (A)
South Jersey Gas Company:
	First Mortgage Bonds: (B)
	8.19%	Series due 2007	-	2,270
	6.12%	Series due 2010	10,000	10,000
	6.74%	Series due 2011	10,000	10,000
	6.57%	Series due 2011	15,000	15,000
	4.46%	Series due 2013	10,500	10,500
	5.027%	Series due 2013	14,500	14,500
	4.52%	Series due 2014	11,000	11,000
	5.115%	Series due 2014	10,000	10,000
	5.387%	Series due 2015	10,000	10,000
	5.437%	Series due 2016	10,000	10,000
	6.50%	Series due 2016	9,873	9,893
	4.60%	Series due 2016	17,000	17,000
	4.657%	Series due 2017	15,000	15,000
	7.97%	Series due 2018	10,000	10,000
	7.125%	Series due 2018	20,000	20,000
	5.587%	Series due 2019	10,000	10,000
	7.7%	Series due 2027	35,000	35,000
	5.55%	Series due 2033	32,000	32,000
	6.213%	Series due 2034	10,000	10,000
	5.45%	Series due 2035	10,000	10,000

	Series A 2006 Bonds at variable rates due 2036 (C)		25,000	25,000

Marina Energy LLC: (D)
	Series A 2001 Bonds at variable rates due 2031		20,000	20,000
	Series B 2001 Bonds at variable rates due 2021		25,000	25,000
	Series A 2006 Bonds at variable rates due 2036		16,400	16,400

AC Landfill Energy, LLC: (E)
	Bank Term Loan, 6% due 2014		548	647
	Mortgage Bond, 4.19% due 2019		1,181	1,181

	Total Long-Term Debt Outstanding		358,002	360,391
	Less Current Maturities		(106)	(2,369)

	Total Long-Term Debt		357,896	358,022

Total Capitalization			$838,976	$801,058

(A)	The long-term debt maturities and sinking fund requirements for the succeeding five years are as follows:
	2008, $106; 2009, $112; 2010, $10,119; 2011, $25,126 and 2012, $2,320.

(B)	SJG's First Mortgage dated October 1, 1947, as supplemented, securing the First Mortgage Bonds constitutes a direct first mortgage lien on substantially all
	utility plant.

(C)	On April 20, 2006, SJG issued $25.0 million of tax exempt, auction rate debt through the New Jersey Economic Development Authority (NJEDA) under its $150.0
	million MTN Program. As of December 31, 2007, $115.0 million remains available under the program.

(D)	Marina has issued $61.4 million of unsecured variable-rate revenue bonds through the (NJEDA). The variable rates at December 31, 2007 for the Series A 2001,
	Series B 2001, and Series A 2006 bonds were 3.43%, 4.90% and 3.48% respectively.

(E)	The debt of AC Landfill Energy is secured by a first mortgage interest in plant and equipment, and an assignment of rents and leases of the facility.

The accompanying notes are an integral part of the consolidated financial statements.

SJI - 43

Consolidated Statements of Changes In Common Equity
and Comprehensive Income	South Jersey Industries, Inc. and Subsidiaries
(In Thousands)	Years Ended December 31, 2005, 2006 & 2007

				Accumulated
				Other
	Common	Premium on	Treasury	Comprehensive	Retained
	Stock	Common Stock	Stock	Loss	Earnings	Total

Balance at January 1, 2005	$34,700	$197,737	$-	$(4,933)	$115,859	$343,363
Net Income					39,101	39,101
Other Comprehensive Income (Loss), Net of Tax:(a)
Minimum Pension Liability Adjustment				427		427
Unrealized Gain on Available-for-Sale Securities				63		63
Unrealized Loss on Derivatives - Other				(2)		(2)
Other Comprehensive Income, Net of Tax (a)						488
Comprehensive Income						39,589
Common Stock Issued or Granted Under Stock Plans	1,528	34,124			(562)	35,090
Cash Dividends Declared - Common Stock					(24,397)	(24,397)

Balance at December 31, 2005	36,228	231,861	-	(4,445)	130,001	393,645
Net Income					71,432	71,432
Other Comprehensive Income (Loss), Net of Tax:(a)
Minimum Pension Liability Adjustment				(439)		(439)
Unrealized Gain on Available-for-Sale Securities				53		53
Unrealized Gain on Derivatives - Other				260		260
Other Comprehensive Loss, Net of Tax (a)						(126)
Comprehensive Income						71,306
FAS 158 Transition Amount (b)				(3,220)		(3,220)
Common Stock Issued or Granted Under Stock Plans	429	7,902			(152)	8,179
Cash Dividends Declared - Common Stock					(26,874)	(26,874)

Balance at December 31, 2006	36,657	239,763	-	(7,791)	174,407	443,036
Cumulative Effect Adjustment (c)	-	-	-	-	(771)	(771)

Balance at January 1, 2007, as adjusted	36,657	239,763	-	(7,791)	173,636	442,265
Net Income					62,268	62,268
Other Comprehensive Income (Loss), Net of Tax:(a)
Postretirement Liability Adjustment				199		199
Unrealized Loss on Available-for-Sale Securities				(195)		(195)
Unrealized Loss on Derivatives - Other				(1,385)		(1,385)
Other Comprehensive Loss of Affiliated Companies				(1,143)		(1,143)
Other Comprehensive Loss, Net of Tax (a)						(2,524)
Comprehensive Income						59,744
Common Stock Issued or Granted Under Stock Plans	353	8,686	(187)		(125)	8,727
Cash Dividends Declared - Common Stock					(29,656)	(29,656)

Balance at December 31, 2007	$37,010	$248,449	$(187)	$(10,315)	$206,123	$481,080

SJI - 44

Disclosure of Changes In Accumulated Other Comprehensive Loss Balances (a)
(In Thousands)	Postretirement Liability Adjustment	Unrealized (Loss) Gain on Derivatives	Unrealized Gain (Loss) on Available-for-Sale Securities	Other Comprehensive Loss of Affiliated Companies	Accumulated Other Comprehensive Loss

Balance at January 1, 2005	$(3,924)	$(1,100)	$91	$-	$(4,933)
Changes During Year	427	(2)	63	-	488
Balance at December 31, 2005	(3,497)	(1,102)	154	-	(4,445)
Changes During Year	(3,659)	260	53	-	(3,346)
Balance at December 31, 2006	(7,156)	(842)	207	-	(7,791)
Changes During Year	199	(1,385)	(195)	(1,143)	(2,524)
Balance at December 31, 2007	$(6,957)	$(2,227)	$12	$(1,143)	$(10,315)

(a) Determined using a combined statutory tax rate of 41.08% in 2007 and 2006 and 40.85% in 2005.
(b) See Note 11, Pension and Other Postretirement Benefits
(c) Due to the implementation of FIN 48. See Note 1.
The accompanying notes are an integral part of the consolidated financial statements.

SJI - 45

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

EQUITY INVESTMENTS — Marketable equity securities that are purchased as long-term investments are classified as Available-for-Sale Securities and carried at their fair value on our consolidated balance sheets. Any unrealized gains or losses are included in Accumulated Other Comprehensive Loss. SJI, through wholly owned subsidiaries, holds significant variable interests in several companies but is not the primary beneficiary.  These investments are accounted for under the equity method.   We include the operations of these affiliated companies on a pre-tax basis in the statements of consolidated income under Equity in Affiliated Companies (See Note 2).

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

    SJI collects certain revenue-based energy taxes from customers. Such taxes include New Jersey State Sales Tax, Transitional Energy Facility Assessment (TEFA) and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. TEFA and PUA are included in both utility revenue and cost of sales utility and totaled $8.8 million, $7.9 million and $9.1 million in 2007, 2006 and 2005, respectively.

ACCOUNTS RECEIVABLE AND PROVISION FOR UNCOLLECTIBLE ACCOUNTS — Accounts receivable are carried at the amount owed by customers. A provision for uncollectible accounts is established based on our collection experience and an assessment of the collectibility of specific accounts.

SJI - 46

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

ARO activity was as follows (in thousands):

	2007	2006
AROs as of January 1,	$23,970	$22,588
Accretion	511	961
Additions	174	426
Settlements	(51)	(5)
ARO’s as of December 31,	$24,604	$23,970

DEPRECIATION — We depreciate utility plant on a straight-line basis over the estimated remaining lives of the various property classes. These estimates are periodically reviewed and adjusted as required after BPU approval. The composite annual rate for all depreciable utility property was approximately 2.3% in 2007 and 2006 and 2.4% in 2005. Under SJG’s 2004 rate case settlement, its composite depreciation rate was reduced from 2.9% to 2.4% effective July 8, 2004 (See Note 9). The actual composite rate may differ from the approved rate as the asset mix changes over time. Except for retirements outside of the normal course of business, accumulated depreciation is charged with the cost of depreciable utility property retired, less salvage. Nonutility property depreciation is computed on a straight-line basis over the estimated useful lives of the property, ranging up to 50 years. Gain or loss on the disposition of nonutility property is recognized in operating income.

CAPITALIZED INTEREST — SJG capitalizes interest on construction at the rate of return on rate base utilized by the BPU to set rates in its last base rate proceeding (See Note 9). Marina capitalizes interest on construction projects in progress based on the actual cost of borrowed funds. SJG’s amounts are included in Utility Plant and Marina’s amounts are included in Nonutility Property and Equipment on the consolidated balance sheets. Interest Charges are presented net of capitalized interest on the consolidated statements of income. SJI capitalized interest of $0.5 million in 2007, $1.0 million in 2006, and $1.6 million in 2005.

IMPAIRMENT OF LONG-LIVED ASSETS — We review the carrying amount of long-lived assets for possible impairment whenever events or changes in circumstances indicate that such amounts may not be recoverable. For the years ended 2007, 2006 and 2005, no significant impairments were identified.

SJI - 47

DERIVATIVE INSTRUMENTS — SJI accounts for derivative instruments in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. We record all derivatives, whether designated in hedging relationships or not, on the consolidated balance sheets at fair value unless the derivative contracts qualify for the normal purchase and sale exemption. In general, if the derivative is designated as a fair value hedge, we recognize the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk in earnings. We currently have no fair value hedges. If the derivative is designated as a cash flow hedge, we record the effective portion of the hedge in Accumulated Other Comprehensive Loss and recognize it in the income statement when the hedged item affects earnings. We recognize ineffective portions of the cash flow hedges immediately in earnings. In 2007, we changed our policy to no longer designate energy-related derivative instruments as cash flow hedges. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives, strategies for undertaking various hedge transactions and our methods for assessing and testing correlation and hedge ineffectiveness. All hedging instruments are linked to the hedged asset, liability, firm commitment or forecasted transaction. Due to the application of regulatory accounting principles under FASB Statement No. 71, derivatives related to SJG’s gas purchases are recorded through the BGSS clause.

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

SJI structured its subsidiaries so that SJG and SJE transact commodities on a physical basis and typically do not directly enter into positions that financially settle. SJRG performs this risk management function for these entities and enters into the types of financial transactions noted above. As part of its gas purchasing strategy, SJG uses financial contracts through SJRG to hedge against forward price risk. The costs or benefits of these short-term contracts are recoverable through SJG’s Basic Gas Supply Service (BGSS) clause, subject to BPU approval. As of December 31, 2007 and 2006, SJG had $2.1 million and $16.7 million of costs, respectively, included in its BGSS related to open financial contracts.

             Management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in identifying, assessing and controlling various risks. Management reviews any open positions in accordance with strict policies to limit exposure to market risk.

SJI manages its portfolio of purchases and sales, as well as natural gas in storage, using a variety of instruments that include forward contracts, swap agreements, options contracts and futures contracts. SJRG measures the fair value of the contracts and records these as Derivatives — Energy Related Assets or Derivatives — Energy Related Liabilities on our consolidated balance sheets. We recorded the net pre-tax unrealized gain (loss) of  $3.6 million, $36.7 million and $(12.4) million in earnings during the years 2007, 2006 and 2005, respectively, which are included with realized gains and losses in Operating Revenues — Nonutility.

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

SJI - 48

             From time to time we enter into interest rate derivatives and similar agreements to hedge exposure to increasing interest rates, and the impact of those rates on our cash flows with respect to our variable-rate debt. We have designated and account for these interest rate derivatives as cash flow hedges which are included in Derivatives - Other. As of December 31, 2007, SJI’s active interest rate swaps were as follows:

Notional Amount	Fixed Interest Rate	Start Date	Maturity	Type of Debt	Obligor
$3,900,000	4.795%	12/01/2004	12/01/2014	Taxable	Marina
$8,000,000	4.775%	11/12/2004	11/12/2014	Taxable	Marina
$20,000,000	4.080%	11/19/2001	12/01/2011	Tax-exempt	Marina
$14,500,000	3.905%	03/17/2006	01/15/2026	Tax-exempt	Marina
$500,000	3.905%	03/17/2006	01/15/2026	Tax-exempt	Marina
$330,000	3.905%	03/17/2006	01/15/2026	Tax-exempt	Marina
$7,100,000	4.895%	02/01/2006	02/01/2016	Taxable	Marina
$12,500,000	3.430%	12/01/2006	02/01/2036	Tax-exempt	SJG
$12,500,000	3.430%	12/01/2006	02/01/2036	Tax-exempt	SJG

The differential to be paid or received as a result of these swap agreements is accrued as interest rates change and is recognized as an adjustment to interest expense. As of December 31, 2007, the net unrealized loss on these swaps was $(2.5) million. As of December 31, 2006, the net market value of these swaps was not significant. The market value represents the amount SJI would have to pay the counterparty, or the counterparty would have to pay SJI, to terminate these contracts as of those dates. As of December 31, 2007 and 2006, we determined that the swaps were highly effective; therefore, we recorded the changes in fair value of the swaps along with the cumulative unamortized costs, net of taxes, in Accumulated Other Comprehensive Loss.

We determined the fair value of derivative instruments by reference to quoted market prices of listed contracts, published quotations or quotations from unrelated third parties.

STOCK-BASED COMPENSATION PLAN — Under the Amended and Restated 1997 Stock-Based Compensation Plan, no more than 2,000,000 shares in the aggregate may be issued to SJI's officers (Officers), non-employee directors (Directors) and other key employees. The plan will terminate on January 26, 2015, unless terminated earlier by the Board of Directors. No options were granted or outstanding during the years ended December 31, 2007, 2006 and 2005 and no stock appreciation rights have been issued under the plan. During the years ended December 31, 2007, 2006 and 2005, SJI granted 44,106, 42,983, and 38,316  restricted shares to Officers and other key employees, respectively. These restricted shares vest over a three-year period and are subject to SJI achieving certain market based performance targets as compared to a peer group average, which can cause the actual amount of shares that ultimately vest to range from between 0% to 150% of the original share units granted. During the years ended December 31, 2006 and 2005, SJI granted 9,261, and 6,340 restricted shares to Directors. No restricted shares were granted to Directors in 2007, however 8,667 shares were granted in January 2008. These shares vest over a three-year service period and contain no performance conditions. As a result, 100% of the shares granted generally vest.

On January 1, 2006, SJI adopted FASB Statement No. 123(R), “Share-Based Payment,” which revised FASB Statement No. 123, “Accounting for Stock-Based Compensation” and superseded Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” As the vesting requirements under the plan are contingent upon market and service conditions, Statement No. 123(R) requires SJI to measure and recognize stock-based compensation expense in its consolidated financial statements based on the fair value at the date of grant for its share-based awards. In accordance with Statement No. 123(R), SJI is recognizing compensation expense on a straight-line basis over the requisite service period for: (i) awards granted on, or after, January 1, 2006 and (ii) unvested awards previously granted and outstanding as of January 1, 2006. In addition, SJI identifies specific forfeitures of share-based awards and compensation expense is adjusted accordingly over the requisite service period. Compensation expense is not adjusted based on the actual achievement of performance goals. The Company estimated the fair value of Officers’ restricted stock awards on the date of grant using a Monte Carlo simulation model.

SJI - 49

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

The following table summarizes the nonvested restricted stock awards outstanding at December 31, 2007 and the assumptions used to estimate the fair value of the awards:

	Grant	Shares	Fair Value	Expected	Risk-Free
	Date	Outstanding	Per Share	Volatility	Interest Rate

Officers &	Jan. 2005	34,311	$25.155	15.5%	3.4%
Key Employees	Jan. 2006	36,591	$27.950	16.9%	4.5%
	Jan. 2007	40,066	$29.210	18.5%	4.9%

Directors -	Dec. 2005	6,340	$29.970	-	-
	Dec. 2006	9,261	$34.020	-	-
				-	-

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

The following table summarizes the total compensation cost for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
Officers & Key Employees	$996	$919	$3,677
Directors	209	140	93
Total Cost	$1,205	$1,059	$3,770
Capitalized	(115)	(114)	(872)
Net Expense	$1,090	$945	$2,898

As of December 31, 2007, there was $1.3 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 1.7 years.

Prior to the adoption of Statement No. 123 (R), SJI applied Statement No. 123, as amended, which permitted the application of APB No. 25. In accordance with APB No. 25, SJI recorded compensation expense over the requisite service period for restricted stock based on the probable number of shares expected to be issued and the market value of the Company’s common stock at the end of each reporting period. As a result of SJI’s previous accounting treatment, there was no excess tax benefits recognized prior to the adoption of Statement No. 123(R).

SJI - 50

For the year ended December 31, 2006, the decrease in stock based compensation expense resulting from the adoption of Statement No. 123(R) was $0.8 million, or $0.5 million after taxes. This decrease in compensation expense resulted in an increase in both basic and diluted earnings per share of $0.02 per share. Also contributing to the decrease in expense in 2006 were officer retirements during the year.

The following table summarizes information regarding restricted stock award activity during 2007 excluding accrued dividend equivalents:

	Officers &
	Key Employees	Directors

Nonvested Shares Outstanding, January 1, 2007	116,432	20,821

Granted	44,106	-
Vested*	(42,135)	(5,220)
Cancelled/Forfeited	(7,435)	-

Nonvested Shares Outstanding, December 31, 2007	110,968	15,601

* Actual shares awarded to officers upon vesting, including dividend equivalents and adjustments for performance measures, totaled 69,781 shares.

During the years ended December 31, 2007 and 2006, SJI awarded 69,781 shares at a market value of $2.3 million and 101,009 shares at a market value of $2.9 million, respectively. The Company has a policy of issuing new shares to satisfy its obligations under these plans; therefore, there are no cash payment requirements resulting from the normal operation of this plan. However, a change in control could result in such shares becoming nonforefeitable or immediately payable in cash. At the discretion of the officers and other key employees, the receipt of vested shares can be deferred until future periods.  These deferred shares are included in Treasury Stock on the Statements of Consolidated Capitalization.

TREASURY STOCK – SJI uses the par value method of accounting for treasury stock.  As of December 31, 2007, SJI held 149,829 shares of treasury stock.  These shares are related to deferred compensation arrangements where the amounts earned are held in the stock of SJI.

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

NEW ACCOUNTING PRONOUNCEMENTS — On January 1, 2007 SJI adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” This Interpretation provides guidance on the recognition and measurement of uncertain tax positions in the financial statements. As a result of the implementation of FIN 48, SJI recognized a $0.8 million reduction to beginning retained earnings as a cumulative effect adjustment and a noncurrent deferred tax asset of $1.8 million.  The total unrecognized tax benefits as of January 1, 2007 were $2.1 million which excludes $0.5 million of accrued interest and penalties. The total unrecognized tax benefits as of December 31, 2007 were $1.9 million which excludes $0.9 million of accrued interest and penalties.

SJI - 51

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$2,125

Increase as a result of tax positions taken in prior years	154

Decrease due to a lapse in the statute of limitations	(353)

Balance at December 31, 2007	$1,926

The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is not significant.  The Company’s policy is to record interest and penalties related to unrecognized tax benefits as interest expense and other expense respectively. These amounts were not significant in 2007. There have been no significant changes to the unrecognized tax benefits during 2007 and the Company does not anticipate any significant changes in the total unrecognized tax benefits within the next 12 months.

The unrecognized tax benefits are primarily related to an uncertainty of state income tax issues and the timing of certain deductions taken on the Company’s income tax returns.  Federal income tax returns from 2004 forward and state income tax returns primarily from 2003 forward are open and subject to examination.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. This statement is effective in fiscal years beginning after November 15, 2007. However for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, FAS 157 is effective in fiscal years beginning after November 15, 2008. Management does not anticipate that the adoption of this statement will have a material effect on the Company’s consolidated financial statements.

In January 2007, the FASB posted Statement 133 Implementation Issue No. G26, “Cash Flow Hedges: Hedging Interest Cash Flows on Variable-Rate Assets and Liabilities That Are Not Based on a Benchmark Interest Rate.” This issue provides guidance on the designated risks that can be hedged in a cash flow hedge of a variable-rate financial asset or liability for which the interest rate is not based solely on an index, including situations in which an interest rate is reset through an auction process. This issue was effective April 1, 2007. The adoption of this issue did not have a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The statement permits entities to choose to measure certain financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective for the first fiscal year beginning after November 15, 2007. Management does not anticipate that the adoption of this statement will have a material effect on the Company’s consolidated financial statements.

In April 2007, the FASB posted FASB Staff Position FIN 39-1 “Amendment of FASB Interpretation No. 39” which addresses questions received by the FASB staff regarding Interpretation 39 relating to the offsetting of amounts recognized for forward, interest rate swap, currency swap, option, and other conditional or exchange contracts. The guidance in this FSP is effective for fiscal years beginning after November 15, 2007. Management does not anticipate that the adoption of this position will have a material effect on the Company’s consolidated financial statements.

SJI - 52

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations.” The statement requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This statement is effective for the first fiscal year beginning after December 15, 2008. Management is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” The statement requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, Statement No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. This statement is effective for the first fiscal year beginning after December 15, 2008. Management is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial statements.

RECLASSIFICATIONS – The Company reclassified the following previously reported amounts to conform to the current period presentation:

•
In the Statements of Consolidated Cash Flows, the Company reclassified Derivatives – Energy Related of $(2.8) million in 2006 and $(8.5) million in 2005, which was previously included in the change in Other Liabilities, to a separate line item within Changes in Operating Activities (see Correction in the Presentation of the Statement of Consolidated Cash Flows below for additional information);

•
Also, in the Statements of Consolidated Cash Flows, the Company combined the presentation of Other Prepayments and Current Assets of $(0.2) million in 2006 and $0.9 million in 2005 into Other Assets and Liabilities within Changes in Operating Activities; and

•
In the Consolidated Balance Sheets, the Company reclassified Derivatives – Other of $0.5 million in 2006, which was previously included in Other, to a separate line within Deferred Credits and Other Noncurrent Liabilities.

CORRECTION IN THE PRESENTATION OF THE STATEMENT OF CASH FLOWS - The following items represent corrections, during 2007, of the presentation of certain amounts from prior years Statements of Consolidated Cash Flows:

•
Cash flows related to merchandise loans to customers for the purpose of attracting conversions to natural gas heating systems should have been classified under the caption Cash Flows from Investing Activities on the Statements of Consolidated Cash Flows. Accordingly, cash outflows for loans originated of $3.3 million in 2006 and $4.4 million in 2005 and cash inflows from the principal collection on these loans of $3.7 million in 2006 and $4.8 million in 2005 are now included within Cash Flows from Investing Activities. The overall net impact resulted in $0.4 million of Cash Flows from Operating Activities for each of the years ended December 31, 2006 and 2005 now being included within Cash Flows from Investing Activities.

•
Unrealized (Gain) Loss on Derivatives - Energy Related within Cash Flows from Operating Activities on the Statements of Consolidated Cash Flows improperly included certain realized gains and losses related to the purchase of natural gas in storage. Accordingly, $5.8 million and $4.2 million of net gains for the years ended December 31, 2006 and 2005 respectively, has now been included under changes in Derivatives - Energy Related, also within Cash Flows from Operating Activities. This change had no overall impact on total Cash Flows from Operating Activities on the Statements of Consolidated Cash Flows.

•
Cash flows related to unused loan proceeds that are held in restricted escrow accounts were incorrectly presented on a net basis with the cash flows related to the restricted margin account that is used to support the Company’s risk management activities within Cash Flows from Investing Activities on the Statements of Consolidated Cash Flows. Accordingly, purchases of restricted investments with unused loan proceeds of $18.7 million in 2006 is now included in Purchase of Restricted Investments with Escrowed Loan Proceeds and proceeds from the sale of these restricted investments of $6.1 million in 2006 and $0.6 million in 2005 are now included in Proceeds from Sale of Restricted Investments from Escrowed Loan Proceeds. The cash flows related to the restricted margin account remain in Net Proceeds from Sale of (Purchase of) Restricted Investments in Margin Account. This change had no overall impact on total Cash Flows from Investing Activities on the Statements of Consolidated Cash Flows.

These changes did not impact previously reported revenue or net income and are considered immaterial to the overall presentation of the consolidated financial statements.

SJI - 53

2.                 DISCONTINUED OPERATIONS, AFFILIATIONS AND CONTROLLING INTERESTS:

DISCONTINUED OPERATIONS — Discontinued Operations consist of the environmental remediation activities related to the properties of South Jersey Fuel, Inc. (SJF) and the product liability litigation and environmental remediation activities related to the prior business of The Morie Company, Inc. (Morie). SJF is a subsidiary of Energy & Minerals, Inc. (EMI), an SJI subsidiary, which previously operated a fuel oil business. Morie is the former sand mining and processing subsidiary of EMI. EMI sold the common stock of Morie in 1996.

SJI conducts tests annually to estimate the environmental remediation costs for these properties.

Summarized operating results of the discontinued operations for the years ended December 31, were (in thousands, except per share amounts):

	2007	2006	2005
Loss before Income Taxes:
Sand Mining	$(411)	$(1,021)	$(944)
Fuel Oil	(95)	(266)	(84)
Income Tax Benefits	115	469	359
Loss from Discontinued Operations	$(391)	$(818)	$(669)
Earnings Per Common Share from
Discontinued Operations
Basic and Diluted	$(0.02)	$(0.03)	$(0.02)

AFFILIATIONS —  The following affiliated entities are accounted for under the equity method:

SJI and Conectiv Solutions, LLC formed Millennium Account Services, LLC in which SJI has a 50% equity interest, to provide meter reading services in southern New Jersey.

Marina and a joint venture partner formed BC Landfill Energy, LLC (BCLE) in which Marina has a 50% equity interest.  BCLE will lease and operate a facility to produce electricity from landfill methane gas through 2027.

Marina and a joint venture partner formed LVE Energy Partners, LLC (LVE), in which Marina has a 50% equity interest.  LVE has entered into a contract to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada.

SJI holds significant variable interests in these entities but is not the primary beneficiary.

SJE and GZA GeoEnvironmental, Inc. formed AirLogics, LLC to market a jointly developed air monitoring system designed to assist companies involved in environmental cleanup activities.  SJE sold its entire interest in AirLogics in June 2006 for $1.5 million, resulting in an after-tax gain of $0.2 million.

CONTROLLING INTERESTS IN JOINTLY OWNED PROJECTS — Marina and DCO Energy, LLC (DCO) formed AC Landfill Energy, LLC (ACLE) and WC Landfill Energy, LLC (WCLE) to develop and install methane-to-electric power generation systems at certain county-owned landfills. Marina owns a 51% interest in ACLE and WCLE and accounts for these entities as consolidated subsidiaries.

SJI - 54

3.                 INCOME TAXES:

SJI files a consolidated federal income tax return. State income tax returns are filed on a separate company basis in states where SJI has operations and/or a requirement to file. Total income taxes applicable to operations differ from the tax that would have resulted by applying the statutory Federal Income Tax rate to pre-tax income for the following reasons (in thousands):

	2007	2006	2005

Tax at Statutory Rate	$37,000	$42,677	$23,586
Increase (Decrease) Resulting from:
State Income Taxes	6,767	7,593	4,587
ESOP	(749)	(749)	(783)
Amortization of Investment
Tax Credits	(320)	(325)	(334)
Amortization of Flowthrough
Depreciation	664	664	664
Other - Net	(306)	(177)	(101)
Income Taxes:
Continuing Operations	43,056	49,683	27,619
Discontinued Operations	(115)	(469)	(359)
Net Income Taxes	$42,941	$49,214	$27,260

The provision for Income Taxes is comprised of the following (in thousands):

	2007	2006	2005
Current:
Federal	$23,620	$23,027	$5,040
State	7,726	5,152	3,432
Total Current	31,346	28,179	8,472
Deferred:
Federal:
Derivatives/Unrealized Gain (Loss)	2,255	9,694	(5,028)
Excess of Tax Depreciation Over
Book Depreciation - Net	9,241	8,652	5,528
Deferred Fuel Costs - Net	(9,250)	(9,907)	17,567
Environmental Costs - Net	3,585	1,782	970
Prepaid Pension	1,378	298	368
Deferred Regulatory Costs	(1,928)	3,525	(1,156)
Conservation Incentive Program	6,361	-	-
Other - Net	(2,298)	1,257	(2,393)
State:	2,686	6,528	3,625
Total Deferred	12,030	21,829	19,481
Investment Tax Credits	(320)	(325)	(334)
Income Taxes:
Continuing Operations	43,056	49,683	27,619
Discontinued Operations	(115)	(469)	(359)
Net Income Taxes	$42,941	$49,214	$27,260

Investment Tax Credits attributable to SJG were deferred and continue to be amortized at the annual rate of 3%, which approximates the life of related assets.

SJI - 55

The net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes resulted in the following net deferred tax liabilities (assets) at December 31 (in thousands):

	2007	2006
Current:
Deferred Fuel Costs - Net	$4,122	$7,669
Derivatives / Unrealized Gain	8,681	3,487
Conservation Incentive Program	8,061	-
Other	(613)	(469)
Current Deferred Tax Liability - Net	$20,251	$10,687
Noncurrent:
Book versus Tax Basis of Property	$163,366	$152,802
Deferred Fuel Costs - Net	5,141	9,108
Environmental	9,711	5,188
Deferred Regulatory Costs	1,239	3,370
Deferred State Tax	(6,708)	(4,461)
Investment Tax Credit Basis Gross-Up	(1,107)	(1,272)
Deferred Pension & Other Post Retirement Benefits	15,239	15,239
Pension & Other Post Retirement Benefits	(10,862)	(12,991)
Deferred Revenues	(3,726)	2,376
Derivatives/Unrealized Gain	2,428	6,646
Other	965	1,215
Noncurrent Deferred Tax Liability - Net	$175,686	$177,220

4.                 PREFERRED STOCK:

REDEEMABLE CUMULATIVE PREFERRED STOCK — On May 2, 2005, SJG redeemed all of its Redeemable Cumulative Preferred 8% Series of preferred stock at its par value of $1.7 million. SJI has 2,500,000 authorized shares of Preference Stock, no par value, which has not been issued.

5.                 COMMON STOCK:

The following shares were issued and outstanding at December 31:

	2007	2006	2005
Beginning of Year	29,325,593	28,982,440	27,759,936
New Issues During Year:
Dividend Reinvestment Plan	212,428	232,883	1,141,590
Stock-Based Compensation Plan	69,781	110,270	80,914
End of Year	29,607,802	29,325,593	28,982,440

We recorded the par value ($1.25 per share) of stock issued in 2007, 2006 and 2005 in Common Stock and recorded the net excess over par value of approximately $8.7 million, $7.9 million and $34.1 million, respectively, in Premium on Common Stock.

SJI - 56

EARNINGS PER COMMON SHARE — We present basic EPS based on the weighted-average number of common shares outstanding. EPS is presented in accordance with FASB Statement No. 128, “Earnings Per Share,” which establishes standards for computing and presenting basic and diluted EPS. The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 112,750, 85,120, and 224,331 shares for the years ended December 31, 2007, 2006 and 2005, respectively. These shares relate to SJI’s restricted stock as discussed in Note 1.

DIVIDEND REINVESTMENT PLAN (DRP) — Newly issued shares of common stock offered through the DRP are issued directly by SJI. As of December 31, 2007, SJI reserved 1,131,186 shares of authorized, but unissued, common stock for future issuance through the DRP.

6.                 FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS — In accordance with the terms of the Marina and certain SJG loan agreements, unused proceeds are required to be escrowed pending approved construction expenditures. As of December 31, 2007 and 2006, the escrowed proceeds, including interest earned, totaled $6.5 and $12.7 million respectively.

SJRG maintains a margin account with a national investment firm to support its risk management activities. The balance required to be held in this margin account increases as the net value of the outstanding energy related financial contracts with this investment firm decreases. As of December 31, 2007, there was no balance in this account. As of December 31, 2006, the balance of this account was $10.4 million. As of December 31, 2007, the Company is holding $4.1 million in a margin account received from this investment firm as the value of the related financial contracts has increased. This balance is reflected in Margin Account Liability on the consolidated balance sheets.  The carrying amounts of the Restricted Investments and the Margin Account Liability approximate their fair values at December 31, 2007 and 2006.

LONG-TERM DEBT — In March 2006, Marina issued $16.4 million of tax-exempt, variable-rate bonds through the New Jersey Economic Development Authority (NJEDA), which mature in March 2036. Proceeds of the bonds were used to finance the expansion of Marina’s Atlantic City thermal energy plant. The interest rate on all but $1.1 million of the bonds has been effectively fixed via interest rate swaps at 3.91% until January 2026. The variable interest rate on the $1.1 million portion of the bonds that remain unhedged was 3.48% as of December 31, 2007.  These bonds contain no financial covenants.

In April 2006, SJG issued $25.0 million of secured tax-exempt, auction-rate debt through the NJEDA to finance infrastructure costs that qualify for tax-exempt financing. The auction rate, which resets weekly, was set at 4.90% as of December 31, 2007. SJG entered into forward-starting interest rate swap agreements commencing December 1, 2006 through January 2036, under which SJG pays a fixed rate of 3.43% and receives variable rate payments from the swap counter party at 67% of the LIBOR rate.  The debt was issued under SJG’s medium-term note program. An additional $115.0 million of medium-term notes remain available for issuance under that program.  These notes contain no financial covenants.

We estimated the fair values of SJI's long-term debt, including current maturities, as of December 31, 2007 and 2006, to be $391.0 million and $381.1 million, respectively. Carrying amounts as of December 31, 2007 and 2006, were $358.0 million and $360.4 million, respectively. We based the estimates on interest rates available to SJI at the end of each year for debt with similar terms and maturities. SJI retires debt when it is cost effective as permitted by the debt agreements.

OTHER FINANCIAL INSTRUMENTS — The carrying amounts of SJI's other financial instruments approximate their fair values at December 31, 2007 and 2006.

SJI - 57

7.                 SEGMENTS OF BUSINESS:

SJI operates in several different reportable operating segments. Gas Utility Operations (SJG) consists primarily of natural gas distribution to residential, commercial and industrial customers. Wholesale Gas Operations include SJRG’s activities. SJE is involved in both retail gas and retail electric activities. Retail Gas and Other Operations include natural gas acquisition and transportation service business lines. Retail Electric Operations consist of electricity acquisition and transportation to commercial and industrial customers. On-Site Energy Production consists of Marina’s thermal energy facility and other energy-related projects. Appliance Service Operations includes SJESP’s servicing of appliances via the sale of appliance service programs as well as on a time and materials basis, and the installation of residential and small commercial HVAC systems.

Information about SJI's operations in different reportable operating segments is presented below (in thousands):

	2007	2006	2005
Operating Revenues:
Gas Utility Operations	$630,547	$642,671	$587,212
Wholesale Gas Operations	75,747	78,060	14,388
Retail Gas and Other Operations	174,043	163,064	204,699
Retail Electric Operations	51,098	50,732	75,779
On-Site Energy Production	40,084	32,264	30,846
Appliance Service Operations	17,224	15,730	14,870
Corporate & Services	14,778	12,886	2,788
Subtotal	1,003,521	995,407	930,582
Intersegment Sales	(47,150)	(63,979)	(24,566)
Total Operating Revenues	$956,371	$931,428	$906,016

Operating Income:
Gas Utility Operations	$83,989	$81,208	$77,676
Wholesale Gas Operations	33,156	53,014	(3,287)
Retail Gas and Other Operations	192	(3,685)	1,511
Retail Electric Operations	2,201	4,231	602
On-Site Energy Production	8,406	7,901	8,785
Appliance Service Operations	1,003	2,554	2,896
Corporate and Services	676	579	(1,365)
Total Operating Income	$129,623	$145,802	$86,818

Depreciation and Amortization:
Gas Utility Operations	$29,317	$28,140	$24,717
Wholesale Gas Operations	6	11	15
Retail Gas and Other Operations	13	9	10
On-Site Energy Production	2,955	2,262	1,817
Appliance Service Operations	280	237	182
Corporate and Services	294	175	101
Total Depreciation and Amortization	$32,865	$30,834	$26,842

Interest Expense:
Gas Utility Operations	$20,985	$22,099	$18,156
Wholesale Gas Operations	2,204	2,244	173
Retail Gas and Other Operations	190	186	182
On-Site Energy Production	3,698	3,081	2,786
Corporate and Services	3,772	3,723	988
Subtotal	30,849	31,333	22,285
Intersegment Borrowings	(3,634)	(3,662)	(1,335)
Total Interest Expense	$27,215	$27,671	$20,950

SJI - 58

Property Additions:
Gas Utility Operations	$49,061	$55,510	$74,873
Wholesale Gas Operations	330	557	2
Retail Gas and Other Operations	74	8	151
On-Site Energy Production	5,495	10,731	23,149
Appliance Service Operations	219	313	315
Corporate and Services	1,381	491	-
Total Property Additions	$56,560	$67,610	$98,490

Identifiable Assets:
Gas Utility Operations	$1,227,162	$1,228,076
Wholesale Gas Operations	142,848	181,257
Retail Gas and Other Operations	42,735	48,998
Retail Electric Operations	7,082	4,537
On-Site Energy Production	124,982	121,498
Appliance Service Operations	16,060	14,147
Discontinued Operations	2,604	415
Subtotal	1,563,473	1,598,928
Corporate and Services	58,274	109,201
Intersegment Assets	(92,306)	(135,097)
Total Identifiable Assets	$1,529,441	$1,573,032

8.                 LEASES:

The Company is considered to be the lessor of certain thermal energy generating property and equipment under an operating lease which expires in July 2026. As of December 31, 2007 and 2006 the carrying costs of this property and equipment under operating leases was $79.1 million and $79.2 million, respectively, (net of accumulated depreciation of $7.9 million and $5.7 million, respectively) and is included in Nonutility Property and Equipment in the consolidated balance sheets.

Minimum future rentals to be received on non-cancelable leases as of December 31, 2007 for each of the next five years and in the aggregate are (in thousands):

Year ended December 31,
2008	$4,618
2009	4,618
2010	4,618
2011	4,618
2012	4,618
Thereafter	62,343
Total minimum future rentals	$85,433

Minimum future rentals do not include additional amounts to be received based on actual use of the leased property.

SJI - 59

9.                 RATES AND REGULATORY ACTIONS:

BASE RATES  - In July 2004 the BPU approved SJG’s current rate structure based on a 7.97% rate of return on rate base that included a 10.0% return on common equity.  SJG was also permitted to recover regulatory assets contained in the petition and to reduce the composite depreciation rate from 2.9% to 2.4%.  Included in the base rate increase was also a change to the sharing of pre-tax margins on interruptible, off system sales, and transportation.  The sharing of pre-tax margins begins from dollar one, with SJG retaining 20% through June 30, 2006.  Effective July 1, 2006, the 20% retained by SJG decreased to 15% of such margins.

RATE MECHANISMS — SJG’s tariff, a schedule detailing the terms, conditions and rate information applicable to the various types of natural gas service, as approved by the BPU, has several primary rate mechanisms as discussed in detail below:

            Basic Gas Supply Service (BGSS) Clause — The BGSS price structure was approved by the BPU in January 2003, and allows SJG to recover all prudently incurred gas costs. BGSS charges to customers can be either periodic or monthly. Monthly BGSS charges are applicable to large use customers and are referred to as monthly because the rate changes on a monthly basis pursuant to BPU-approved formula based on commodity market prices. Periodic BGSS charges are applicable to lower usage customers, which include all of SJG’s residential customers, and are evaluated at least annually by the BPU. However, to some extent, more frequent rate changes to the periodic BGSS are allowed. SJG collects gas costs from customers on a forecasted basis and defers periodic over/underrecoveries to the following BGSS year, which runs from October 1 though September 30. If SJG is in a net cumulative undercollected position, gas costs deferrals are reflected on the balance sheet as a regulatory asset. If SJG is in a net cumulative overcollected position, amounts due back to customers are reflected on the balance sheet as a regulatory liability. SJG pays interest on net overcollected BGSS balances at the rate of return on rate base of 7.97% utilized by the BPU to set rates in the last base rate proceeding.

Regulatory actions regarding the BGSS were as follows:

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

•	December 2005 - The BPU approved on a provisional basis, an $85.7 million increase to SJG’s rates, effective December 15, 2005.
•
March 2006 - The BPU approved a global settlement, effective April 1, 2006, which among other items, fully resolved SJG’s 2004-2005 BGSS filing and certain issues in the 2005-2006 BGSS filing. The net impact of the global settlement was a $4.4 million reduction to annual revenues; however, this reduction had no impact on net income as there was a corresponding reduction in expense. In addition, a pilot storage incentive program was approved. This program began during the second quarter of 2006 and will continue for three summer injection periods through 2008. It is designed to provide SJG with the opportunity to achieve BGSS price reductions and additional price stability. It will also provide SJG with an opportunity to share in storage-related gains and losses, with 20% being retained by SJG, and 80% being credited to customers. Total storage-related gains for 2007 and 2006 were $2.3 million and $1.6 million, respectively, under this storage incentive program.

•
June 2006 - SJG made its periodic BGSS filing with the BPU requesting a $19.7 million, or 4.4% decrease in gas cost recoveries in response to decreasing wholesale gas costs, an $11.5 million benefit derived from the release of a storage facility, and the liquidation of some low-cost base gas made available during the second quarter.

SJI - 60

•
September 2006 - The BPU approved on a provisional basis, a $38.7 million, or 8.6%, annual decrease in gas cost recoveries due to the continuing decrease in wholesale gas costs subsequent to SJG’s June 2006 filing, an agreement to utilize gas from a released storage facility for the upcoming winter, and a credit to gas costs for previously overcollected state taxes.

•
June 2007 – SJG made the annual periodic BGSS filing with the BPU requesting a $16.9 million, or 5.0%, decrease in gas cost recoveries in response to decreasing wholesale gas costs and a $5.4 million benefit derived from the Company electing not to extend the terms of two firm transportation contracts beyond their primary terms.

•
October 2007 – The BPU approved on a provisional basis, a $36.7 million, or 11%, annual decrease in gas cost recoveries due to the continuing decrease in wholesale gas costs subsequent to SJG’s June 2007 filing.

            Temperature Adjustment Clause (TAC) - The TAC provided stability to SJG’s earnings by normalizing the impact of colder-than-normal and warmer-than-normal weather through September 30, 2006, when it was replaced by the Conservation Incentive Program. Each TAC year began October 1 and ended May 31 of the subsequent year. SJG recorded the earnings impact of TAC adjustments as incurred on a monthly basis during the TAC year. Subsequent to each TAC year, SJG made a filing with the BPU requesting the return or recovery of amounts recorded under the TAC. BPU approved cash inflows or outflows generally did not begin until the next TAC year. TAC adjustments affected revenue, earnings and cash flows since colder than normal weather generated credits to customers, while warmer-than-normal weather resulted in additional charges to customers. As of December 31, 2007 and 2006, our consolidated balance sheets include a TAC receivable of $6.5 million and $9.0 million, respectively, under the caption Regulatory Assets.

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
•
October 2007 – The BPU approved on a provisional basis, SJG’s 2005-2006 TAC filing, which superseded the 2004-2005 TAC filing.  The effect of this action resulted in an $8.0 million increase in annual revenues.

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

•	June 2007 – SJG made the first annual CIP filing, requesting recovery of $14.3 million in deficiency.
•	October 2007 – The BPU approved on a provisional basis, recovery of $15.5 million in deficiency of which $9.1 million was non-weather related.

Societal Benefits Clause (SBC) - The SBC allows SJG to recover costs related to several BPU-mandated programs. Within the SBC are a Remediation Adjustment Clause (RAC), a New Jersey Clean Energy Program (NJCEP), a Universal Service Fund (USF) program and a Consumer Education Program (CEP).

SJI - 61

Regulatory actions regarding the SBC, with the exception of USF which requires separate regulatory filings, were as follows:

•	November 2005 - SJG made the annual SBC filing, requesting a $6.1 million reduction in annual recoveries.
•	March 2006 - As part of the global settlement discussed under BGSS above, the September 2004 SBC filing was fully resolved effective April 1, 2006.
•	October 2006 - SJG made the annual SBC filing, superseding the 2005 SBC filing, requesting a $0.4 million reduction in annual SBC recoveries.
•	December 2007 – SJG made the annual SBC filing, superseding the 2005 and 2006 SBC filings, requesting a $7.4 million increase in annual SBC recoveries.

Remediation Adjustment Clause (RAC) - The RAC recovers environmental remediation costs of 12 former gas manufacturing plants (See Note 14). The BPU allows SJG to recover such costs over seven year amortization periods. The net between the amounts actually spent and amounts recovered from customers is recorded as a regulatory asset, Environmental Remediation Cost Expended - Net. Note that RAC activity affects revenue and cash flows but does not directly affect earnings because of the cost recovery over seven year amortization periods. As of December 31, 2007, SJG reflected the unamortized remediation costs of $26.0 million on the consolidated balance sheet under Regulatory Assets (See Note 10). Since implementing the RAC in 1992, SJG has recovered $43.1 million through rates.

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

•
July 2006 - SJG made the annual USF filing, along with the state’s other electric and gas utilities, proposing to increase annual statewide gas revenues to $115.3 million, an increase of $68.5 million. This rate proposal was approved by the BPU in October 2006, on an interim basis and was designed to increase annual revenues by $7.7 million. The revised rates were effective from November, 1, 2006 through September 30, 2007.

•
July 2007 – SJG made its annual USF filing, along with the state’s other electric and gas utilities, proposing to decrease annual statewide gas revenues to $78.1 million.  This rate proposal was approved by the BPU in October 2007, on an interim basis, and is designed to decrease the annual USF revenues by $3.4 million.  The revised rates are effective from October 5, 2007 through September 30, 2008.

Consumer Education Program (CEP) - The CEP recovers costs associated with providing education to the public concerning customer choice. CEP adjustments affect revenue and cash flows but do not directly affect earnings as related costs were deferred and recovered on an on-going basis. SJG’s CEP recovery rate was reduced to zero in April 2006.

SJI - 62

Other Regulatory Matters -

Unbundling - Effective January 10, 2000, the BPU approved full unbundling of SJG’s system. This allows all natural gas consumers to select their natural gas commodity supplier. As of December 31, 2007, 25,171 of SJG’s residential customers were purchasing their gas commodity from someone other than SJG. Customers choosing to purchase natural gas from providers other than the utility are charged for the cost of gas by the marketer. The resulting decrease in utility revenues is offset by a corresponding decrease in gas costs. While customer choice can reduce utility revenues, it does not negatively affect SJG’s net income or financial condition. The BPU continues to allow for full recovery of prudently incurred natural gas costs through the BGSS. Unbundling did not change the fact that SJG still recovers cost of service, including certain deferred costs, through base rates.

Pipeline Integrity - In October 2005, SJG filed a petition with the BPU to implement a Pipeline Integrity Management Tracker (Tracker). The purpose of the Tracker is to recover incremental costs to be incurred by SJG as a result of new federal regulations, which are aimed at enhancing public safety and reliability. The regulations require that utilities use a comprehensive analysis to assess, evaluate, repair and validate the integrity of certain transmission lines in the event of a leak or failure. As of December 31, 2007, costs incurred under this program totaled $0.8 million and are included in Other Regulatory Assets (see Note 10).   SJG continues to engage in settlement negotiations in which we are proposing to modify the original request and provide for deferred accounting treatment of  Pipeline Integrity related operating expenses, with the ultimate recovery of these costs to be sought in the next base rate case.

Filings and petitions described above are still pending unless otherwise indicated.

10.                 REGULATORY ASSETS & REGULATORY LIABILITIES:

The discussion under Note 9, Rates and Regulatory Actions, is integral to the following explanations of specific regulatory assets and liabilities.

Regulatory Assets at December 31 consisted of the following items (in thousands):

	2007	2006
Environmental Remediation Costs:
Expended - Net	$25,960	$17,743
Liability for Future Expenditures	73,880	67,905
Income Taxes-Flowthrough Depreciation	3,707	4,685
Deferred Asset Retirement Obligation Costs	21,572	21,009
Deferred Fuel Costs - Net	-	19,698
Deferred Pension and Other Postretirement Benefit Costs	32,686	39,359
Temperature Adjustment Clause Receivable	6,516	8,996
Conservation Incentive Program Receivable	18,173	7,747
Societal Benefit Costs Receivable	2,952	6,912
Premium for Early Retirement of Debt	1,370	1,532
Other Regulatory Assets	1,872	1,376
	$188,688	$196,962

All regulatory assets are or will be recovered through utility rate charges as detailed in the following discussion. SJG is currently permitted to recover interest on Environmental Remediation Costs and Societal Benefit Costs while the other assets are being recovered without a return on investment.

SJI - 63

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

Deferred Pension and Other Postretirement Benefit Costs - The BPU authorized SJG to recover costs related to postretirement benefits under the accrual method of accounting consistent with FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SJG deferred amounts accrued prior to that authorization and are amortizing them as allowed by the BPU over 15 years through 2012. The unamortized balance was $1.9 million at December 31, 2007. Upon the adoption of FASB Statement No. 158 in 2006, SJG’s regulatory asset was increased by $37.1 million representing the recognition of underfunded positions of SJG’s pension and other postretirement benefit plans.  Subsequent adjustments to this balance occur annually to reflect changes in the funded positions of these benefit plans caused by changes in actual plan experience as well as assumptions of future experience (See Note 11).

Temperature Adjustment Clause Receivable - As discussed in Note 9, the net income impact of the TAC was recorded as an adjustment to earnings as incurred. The recovery (or credit) generally did not begin until the next TAC year. As a result, there was a timing difference that resulted in a regulatory asset or liability. SJG was in a net under-recovered position as of both December 31, 2007 and 2006.

Conservation Incentive Program Receivable - Similar to the TAC, the impact of the CIP is recorded as an adjustment to earnings as incurred. The first year of cash recovery under the CIP began October  2007.

Societal Benefit Costs Receivable - At both December 31, 2007 and 2006, this regulatory asset primarily represents cumulative costs less recoveries under the USF program.

SJI - 64

Premium for Early Retirement of Debt - This regulatory asset represents unamortized debt issuance costs related to long-term debt refinancings and a  call premium associated with the retirement of debt, all occurring in 2005 and 2004. Unamortized debt issuance costs are being amortized over the term of the new debt issue pursuant to regulatory approval by the BPU. The call premium is expected to be approved for recovery through future rate proceedings.

Other Regulatory Assets - Some of the assets included in Other Regulatory Assets are currently being recovered from ratepayers as approved by the BPU. Management believes the remaining deferred costs are probable of recovery from ratepayers through future utility rates.

Regulatory Liabilities at December 31 consisted of the following items (in thousands):

	2007	2006
Excess Plant Removal Costs	$48,705	$48,377
Liability for NJCEP	2,797	796
Deferred Revenues - Net	2,586	-
Other	1,691	1,624

Total Regulatory Liabilities	$55,779	$50,797

Excess Plant Removal Costs – Represents amounts accrued in excess of actual utility plant removal costs incurred to date, which SJG has an obligation to either expend or return to ratepayers in future periods.

Liability for NJCEP – This represents revenues received in excess of actual expenditures, which SJG has an obligation to either expend or return to ratepayers in future periods.

Deferred Revenue – Net – See previous discussion under “Deferred Fuel Costs – Net”.

Other Regulatory Liabilities – All other regulatory liabilities are subject to being returned to ratepayers in future rate proceedings.

11.                 PENSION AND OTHER POSTRETIREMENT BENEFITS:

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This statement required companies with publicly traded equity securities that sponsor a postretirement benefit plan to fully recognize, as an asset or liability, the overfunded or underfunded status of its benefit plans beginning with its 2006 year-end balance sheet and recognize changes in the funded status in the year in which the changes occur. Changes in funded status are generally reported in Other Comprehensive Loss; however, since SJG recovers all prudently incurred pension and postretirement benefit costs from its ratepayers, a significant portion of the charges resulting from the recording of additional liabilities under this statement are reported as regulatory assets (See Note 10).

SJI has several defined benefit pension plans and other postretirement benefit plans. The pension plans provide annuity payments to the majority of full-time, regular employees upon retirement. Participation in the Company’s qualified defined benefit pension plans was closed to new employees beginning in 2003; however, employees who are not eligible for these pension plans are eligible to receive an enhanced version of SJI’s defined contribution plan. Certain SJI officers also participate in a non-funded supplemental executive retirement plan (SERP), a non-qualified defined benefit pension plan. The other postretirement benefit plans provide health care and life insurance benefits to some retirees.

SJI - 65

Net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits			Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005
Service Cost	$3,324	$3,169	$3,236	$976	$931	$907
Interest Cost	7,765	7,214	6,761	2,681	2,622	2,155
Expected Return on Plan Assets	(9,998)	(9,237)	(8,569)	(2,091)	(1,791)	(1,597)
Amortizations:
Prior Service Cost (Credits)	292	457	606	(355)	(355)	(466)
Actuarial Loss	1,923	2,385	2,394	606	822	603
Net Periodic Benefit Cost	3,306	3,988	4,428	1,817	2,229	1,602
ERIP Cost	-	-	532	-	-	1,415
Capitalized Benefit Costs	(1,131)	(1,574)	(1,823)	(648)	(903)	(640)
Total Net Periodic Benefit Expense	$2,175	$2,414	$3,137	$1,169	$1,326	$2,377

Capitalized benefit costs reflected in the table above relate to SJG’s construction program. The ERIP costs relate to an early retirement plan offered during 2005. Additional monetary incentives not reflected in the table above totaled $0.2 million in 2005, and were funded outside of SJI’s retirement plans.

The estimated costs that will be amortized from Regulatory Assets into net periodic benefit costs in 2008 are as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
Prior Service Costs (Credits)	$239	$(254)
Net Actuarial Loss	$677	$540

The estimated costs that will be amortized from Accumulated Other Comprehensive Loss into net periodic benefit costs in 2008 are as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
Prior Service Costs (Credits)	$53	$(101)
Net Actuarial Loss	$863	$64

SJI - 66

A reconciliation of the plans' benefit obligations, fair value of plan assets, funded status and amounts recognized in SJI's consolidated balance sheets follows (in thousands):

			Other Postretirement
	Pension Benefits		Benefits
	2007	2006	2007	2006
Change in Benefit Obligations:
Benefit Obligation at Beginning of Year	$132,619	$126,680	$47,727	$43,391
Service Cost	3,324	3,169	976	931
Interest Cost	7,765	7,214	2,681	2,622
Plan Amendments	-	-	-	1,545
Actuarial (Gain) / Loss	(3,799)	1,953	(1,718)	1,745
Retiree Contributions	-	-	147	305
Benefits Paid	(6,894)	(6,397)	(3,162)	(2,812)
Benefit Obligation at End of Year	$133,015	$132,619	$46,651	$47,727

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$117,066	$108,529	$29,054	$25,053
Actual Return on Plan Assets	9,299	14,156	1,459	3,040
Employer Contributions	943	778	3,753	3,468
Retiree Contributions	-	-	147	305
Benefits Paid	(6,894)	(6,397)	(3,162)	(2,812)
Fair Value of Plan Assets at End of Year	$120,414	$117,066	$31,251	$29,054

Funded Status at End of Year:	$(12,601)	$(15,553)	$(15,400)	$(18,673)
Amounts Related to Unconsolidated Affiliate	(125)	-	255	276
Accrued Net Benefit Cost at End of Year	$(12,726)	$(15,553)	$(15,145)	$(18,397)

Amounts Recognized in the Statement of Financial Position Consist of:
Noncurrent Assets	$1,970	$-	$-	$-
Current Liabilities	(805)	(788)	-	-
Noncurrent Liabilities	(13,891)	(14,765)	(15,145)	(18,397)
Net Amount Recognized at End of Year	$(12,726)	$(15,553)	$(15,145)	$(18,397)

Amounts Recognized in Regulatory Assets
Consist of:
Prior Service Costs (Credit)	$1,620	$1,859	$(977)	$(1,231)
Net Actuarial Loss	18,913	23,376	11,240	13,087
	$20,533	$25,235	$10,263	$11,856

Amounts Recognized in Accumulated Other
Comprehensive Loss Consist of (pre-tax):
Prior Service Costs (Credit)	$288	$339	$(494)	(588)
Net Actuarial Loss	10,764	11,284	1,250	1,064
	$11,052	$11,623	$756	476

The accumulated benefit obligation (ABO) of SJI’s qualified employee pension plans at December 31, 2007 and 2006, was $105.4 million and $106.1 million, respectively. The projected benefit obligation and ABO for SJI’s non-funded SERP, which had accumulated benefits in excess of plan assets, were $14.7 million and $14.0 million, respectively, as of December 31, 2007, and $13.1 million and $13.0 million, respectively, as of December 31, 2006. The SERP is reflected in the tables above and has no assets.

SJI - 67

The weighted-average assumptions used to determine benefit obligations at December 31 were:

			Other
			Postretirement
	Pension Benefits		Benefits
	2007	2006	2007	2006
Discount Rate	6.36%	6.04%	6.36%	6.04%
Rate of Compensation Increase	3.60%	3.60%	-	-

The weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 were:

				Other Postretirement
	Pension Benefits			Benefits
	2007	2006	2005	2007	2006	2005
Discount Rate	6.04%	5.84%	5.75%	6.04%	5.84%	5.75%
Expected Long-Term Return on Plan Assets	8.75%	8.75%	8.75%	7.25%	7.25%	7.25%
Rate of Compensation Increase	3.60%	3.60%	3.60%		-	-

The discount rates used to determine the benefit obligations at December 31, 2007 and 2006, which are used to determine the net periodic benefit cost for the subsequent year, were based on a portfolio model of high-quality instruments with maturities that match the expected benefit payments under our pension and other postretirement benefit plans.

The expected long-term return on plan assets was based on SJI’s current investment mix as described under Plan Assets below.

In 2006 we elected to make a change in our mortality table from the 1983 GAM to the RP 2000 tables.  All obligations as of December 31, 2006, disclosed herein reflect that change.  While this change in mortality tables resulted in an increase to benefit costs in 2007, a 20 basis point increase in the discount rate and higher than expected returns on plan assets in 2006 more than offset this increase.

The assumed health care cost trend rates at December 31 were:

	2007	2006
Post-65 Medical Care Cost Trend Rate Assumed for Next Year	10.00%	6.67%
Pre-65 Medical Care Cost Trend Rate Assumed for Next Year	10.00%	9.00%
Dental Care Cost Trend Rate Assumed for Next Year	6.33%	6.67%
Rate to which Cost Trend Rates are Assumed to Decline (the Ultimate Trend Rate)	5.00%	5.00%
Year that the Rate Reaches the Ultimate Trend Rate	2013	2013

Assumed health care cost trend rates have a significant effect on the amounts reported for SJI’s postretirement health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease
Effect on the Total of Service and Interest Cost	$148	$(130)
Effect on Postretirement Benefit Obligation	$1,465	$(1,305)

SJI - 68

PLAN ASSETS — SJI’s weighted-average asset allocations at December 31, 2007 and 2006, by asset category are as follows:

	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
Asset Category:
U.S. Equity Securities	50%	51%	47%	48%
International Equity Securities	15	16	15	17
Fixed Income	35	33	38	35
Total	100%	100%	100%	100%

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

FUTURE BENEFIT PAYMENTS — The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years (in thousands):

	Pension Benefits	Other Postretirement Benefits
2008	$6,910	$3,780
2009	7,032	3,970
2010	7,137	4,100
2011	7,497	4,012
2012	7,840	4,052
2013-2017	48,151	20,557

CONTRIBUTIONS — SJI made a contribution of approximately $5.9 million to its employee pension plan in 2008; however, changes in future investment performance and discount rates may ultimately result in additional contributions. Payments related to the unfunded SERP plan are expected to approximate $0.8 million in 2008. SJG has a regulatory obligation to contribute approximately $3.6 million annually to its other postretirement benefit plans’ trusts, less costs incurred directly by the Company.

SJI - 69

DEFINED CONTRIBUTION PLAN — SJI offers an Employees’ Retirement Savings Plan (Savings Plan) to eligible employees. SJI matches 50% of participants’ contributions up to 6% of base compensation. For employees who are not eligible for participation in SJI’s defined benefit pension plan, we match 50% of participants’ contributions up to 8% of base compensation. Employees not eligible for the pension plans also receive a year-end contribution of $500 if fewer than 10 years of service or $1,000 if 10 or more years of service. The amount expensed and contributed for the matching provision of the Savings Plan approximated $1.1 million in 2007, and $1.0 million in each of the years  2006 and 2005.

12.                 RETAINED EARNINGS:

SJG is restricted as to the amount of cash dividends or other distributions that may be paid on its common stock by an order issued by the BPU in July 2004 that granted SJG an increase in base rates. Per the order, SJG is required to maintain total common equity of no less than $289.2 million. SJG’s total common equity balance was $378.3 million at December 31, 2007.

Various loan agreements also contain potential restrictions regarding the amount of cash dividends or other distributions that SJG may pay on its common stock. As of December 31, 2007, these loan restrictions did not affect the amount that may be distributed from either SJG’s or SJI’s retained earnings.

13.                 UNUSED LINES OF CREDIT:

Bank credit available to SJI totaled $416.0 million at December 31, 2007, of which $118.3 million, inclusive of $65.9 million of letters of credit, was used. Those bank facilities consist of a $100.0 million revolving credit facility and $76.0 million of uncommitted bank lines available to SJG; and a $200.0 million revolving credit facility and $40.0 million of uncommitted bank lines available to SJI. The revolving credit facilities expire in August 2011 and contain one financial covenant regarding the ratio of total debt to total capitalization, measured on a quarterly basis. SJI and SJG were in compliance with this covenant as of December 31, 2007. Borrowings under these credit facilities are at market rates. The average borrowing cost, which changes daily, was 5.27%, 5.76% and 4.96% at December 31, 2007, 2006 and 2005, respectively.

14.                 COMMITMENTS AND CONTINGENCIES:

GAS SUPPLY CONTRACTS — In the normal course of business, SJG has entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The earliest that any of these contracts expire is March 2008. The transportation and storage service agreements between SJG and its interstate pipeline suppliers were made under FERC approved tariffs. SJG's cumulative obligation for demand charges and reservation fees paid to suppliers for these services is approximately $4.7 million per month and is recovered on a current basis through the BGSS.

CAPITAL CONTRIBUTION OBLIGATION - In December 2007, Marina and its joint venture partner agreed to each contribute approximately $30.0 million of equity to LVE as part of its construction period financing (See Note 2). LVE will initially use bank and bond financing to fund project construction and then expects to use contributed equity to complete the project. Marina’s obligation is secured by an irrevocable letter of credit from a bank. In the event of a default by LVE on its financing arrangements, the partners may be required to make equity contributions prior to the end of the construction period. However, an equity payment to LVE is not expected to be made prior to 2009.

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

COLLECTIVE BARGAINING AGREEMENTS — Unionized personnel represent 58% of our workforce at December 31, 2007 and operate under agreements that run through  January 2009.

SJI - 70

GUARANTEES — As of December 31, 2007, SJI had issued $313.4 million of parental guarantees on behalf of its subsidiaries. Of this total, $254.7 million expire within one year, and $58.7 million expire after one year or have no expiration date. These guarantees were issued to guarantee payment to third parties with whom our subsidiaries have commodity supply contracts and for Marina’s construction and operating activities. As of December 31, 2007, these guarantees support future firm commitments and $46.3 million of the Accounts Payable recorded on our consolidated balance sheet.

    The Company has recorded a liability of $2.0 million in Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the consolidated balance sheets as of December 31, 2007 for the fair value of the following guarantees:

·      In April 2007 SJI guaranteed certain obligations of LVE an unconsolidated joint venture in which Marina has a 50% equity interest. LVE entered into a 25-year contract with a resort developer to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada. LVE began construction of the facility in 2007 and expects to provide full energy services when the resort is completed in 2010. As of December 31, 2007 SJI will invest at least $30.0 million during the construction period as discussed above.

SJI has issued a performance guaranty for up to $180.0 million to the resort developer to ensure that certain construction milestones relating to the development of the thermal facility are met. Concurrently, SJI is the beneficiary of a surety bond purchased by the project’s general contractor that provides SJI with assurance that construction of the thermal facility will meet those same milestones. In addition, SJI has guaranteed the obligations of LVE under certain insurance policies during the construction period.  The maximum amount that SJI could be obligated for, in the event that LVE does not have sufficient resources to make deductible payments on future claims under these insurance policies, is approximately $6.0 million.  SJI has also guaranteed certain performance obligations of LVE under the operating agreements between LVE and the resort, up to $20.0 million each year for the term of the agreement, commencing with the first year of operations.  SJI and the partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees.

·      In August 2007, SJI guaranteed certain obligations of BCLE an unconsolidated joint venture in which Marina has a 50% equity interest. BCLE has entered into a 20 year agreement with a county government to lease and operate a facility that will produce electricity from landfill methane gas. The facility went online in the fourth quarter of 2007. Although unlikely, the maximum amount that SJI could be obligated for, in the event that BCLE does not meet minimum specified levels of operating performance and no mitigating action is taken, or is unable to meet certain financial obligations as they become due, is approximately $4.0 million each year.  SJI and the partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees.

STANDBY LETTERS OF CREDIT — As of December 31, 2007, SJI provided $65.9 million of standby letters of credit through SJI’s revolving credit facility. Letters of credit in the amount of $62.3 million support the variable-rate demand bonds issued through the NJEDA to finance Marina’s thermal plant project. SJI has six additional letters of credit outstanding totaling $3.6 million, two of which were posted to different utilities and one was posted to the PJM Interconnection to enable SJE to market retail electricity. The remaining letters were posted for various construction activities.

SJI has also provided an additional $30.7 million letter of credit from a bank to support Marina’s obligation to contribute capital to LVE as discussed above.

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

SJI - 71

SJI successfully entered into settlements with all of its historic comprehensive general liability carriers regarding the environmental remediation expenditures at the SJG sites. Also, SJG purchased a Cleanup Cost Cap Insurance Policy limiting the amount of remediation expenditures that SJG will be required to make at 11 of its sites. This policy will be in force until 2024 at 10 sites and until 2029 at one site. The future cost estimates discussed hereafter are not reduced by projected insurance recoveries from the Cleanup Cost Cap Insurance Policy. The policy is limited to an aggregate amount of $50.0 million, of which SJG has recovered $15.3 million through December 31, 2007.

            Since the early 1980s, SJI accrued environmental remediation costs of $204.7 million, of which $126.8 million was spent as of December 31, 2007.

The following table details the amounts expended and accrued for SJI’s environmental remediation during the last two years (in thousands):

	2007	2006
Beginning of Year	$71,830	$60,654
Accruals	18,704	20,679
Expenditures	(12,629)	(9,503)
End of Year	$77,905	$71,830

The balances are segregated between current and noncurrent on the consolidated balance sheets under the captions Current Liabilities and Deferred Credits and Other Noncurrent Liabilities.

Management estimates that undiscounted future costs to clean up SJG's sites will range from $73.9 million to $233.5 million. Four of SJG’s sites comprise a significant portion of these estimates, ranging from a low of $42.0 million to a high of $126.1 million. SJG recorded the lower end of this range, $73.9 million, as a liability because a single reliable estimation point is not feasible due to the amount of uncertainty involved in the nature of projected remediation efforts and the long period over which remediation efforts will continue. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements. Significant risks surrounding these estimates include unforeseen market price increases for remedial services, property owner acceptance of remedy selection, regulatory approval of selected remedy and remedial investigative findings.

The remediation efforts at SJG’s four most significant sites include the following:

Site 1 - A remedial action work plan  has been prepared and submitted to the New Jersey Department of Environmental Protection (NJDEP) for approval. Remaining steps to remediate include regulatory approval and remedy implementation for impacted soil, groundwater, and river sediments as well as acceptance of the selected remedy by affected property owners.

Site 2 - Various remedial investigation and action activities, such as completed and approved interim remedial measures and conceptual remedy selection, are ongoing at this site. Remaining steps to remediate include remedy selection, regulatory approval, and implementation for the remaining impacted soil, groundwater, and ongoing implementation of the approved remedy for stream sediments as well as acceptance of the selected remedy by affected property owners.

Site 3 - Remedial investigative activities are ongoing at this site. Remaining steps to remediate include completing the remedial investigation of impacted soil and groundwater in preparation for selecting the appropriate action and implementation and gaining regulatory and property owner approval of the selected remedy.

Site 4 - Remedial action activities are planned at this site. Remaining steps to remediate include continuing implementation of the NJDEP approved Remedial Action Work Plan of impacted soil and groundwater.

SJI - 72

At one site not specifically discussed above, the estimate was increased by $6 million during 2006 to reflect the impact of the bids received at Site 4 since the same remediation alternative is currently proposed for this site.

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

SJI and SJF estimated their potential exposure for the future remediation of four sites where fuel oil operations existed years ago. Estimates for these sites range from $1.3 million to $5.1 million. We recorded the lower end of this range on the 2007 consolidated balance sheet under Current Liabilities and Deferred Credits and Other Noncurrent Liabilities as of December 31, 2007.

15.                 PURCHASE OF NATURAL GAS MARKETING ASSETS:

On November 1, 2006, the Company purchased selected natural gas marketing and production assets for $3.2 million. These assets are primarily located in northwestern Pennsylvania and complement the Company’s existing marketing assets by allowing for expansion into Pennsylvania and other states. Approximately $1.0 million of the purchase price was allocated to contracts that settled during 2007 and were recorded in Other Current Assets on the consolidated balance sheets and approximately $0.5 million was allocated to gas production assets. The remaining $1.7 million of the purchase price was allocated to various intangible items that are being amortized over periods ranging from approximately 5 to 20 years and are recorded in Other Noncurrent Assets. The amount of goodwill recorded was not significant. The Company is also obligated to pay additional amounts to the seller in the event that earnings generated from these assets through October 2011 exceed agreed upon levels.

SJI - 73

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
South Jersey Industries, Inc.
Folsom, New Jersey

We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of South Jersey Industries, Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related statements of consolidated income, changes in common equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of South Jersey Industries, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, in 2007 the Company changed its method of accounting for income taxes to conform to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, and in 2006 the Company changed its method of accounting for stock-based compensation to conform to FASB Statement No. 123(R), Share-Based Payment.  As discussed in Note 11 to the consolidated financial statements, in 2006 the Company changed its method of accounting for postretirement benefits to conform to FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).  Also as discussed in Note 1 to the consolidated financial statements, in 2005 the Company changed its method of accounting for asset retirement obligations to conform to FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
February 29, 2008

SJI - 74

Supplementary Financial Information
Quarterly Financial Data (Unaudited)
(Summarized quarterly results of SJI's operations, in thousands except for per share amounts)

	2007 Quarter Ended				2006 Quarter Ended

	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31

Operating Revenues	$368,427	$171,660	$156,228	$260,056	$372,611	$153,769	$154,705	$250,343

Expenses:
Cost of Sales	283,470	120,604	109,164	193,463	284,238	114,048	96,950	180,901
Operations and Maintenance
Including Fixed Charges	34,361	31,137	31,576	38,005	31,780	28,720	31,158	34,025
Income Taxes	18,910	7,622	5,818	10,706	21,486	4,146	10,584	13,467
Energy and Other Taxes	5,084	2,220	1,587	3,292	4,731	1,891	1,783	3,072

Total Expenses	341,825	161,583	148,145	245,466	342,235	148,805	140,475	231,465

Other Income and Expense	569	733	481	1,524	527	977	835	1,463

Income from
Continuing Operations	27,171	10,810	8,564	16,114	30,903	5,941	15,065	20,341

Discontinued Operations	(148)	(55)	(33)	(155)	(166)	(63)	(149)	(440)

Net Income	$27,023	$10,755	$8,531	$15,959	$30,737	$5,878	$14,916	$19,901

Basic Earnings Per Common Share*
(Based on Average Basic
Shares Outstanding):
Continuing Operations	$0.93	$0.37	$0.29	$0.54	$1.06	$0.20	$0.52	$0.70
Discontinued Operations	(0.01)	(0.00)	(0.00)	(0.01)	(0.01)	(0.00)	(0.01)	(0.02)

Basic Earnings Per Common Share	$0.92	$0.37	$0.29	$0.53	$1.05	$0.20	$0.51	$0.68

Average Shares Outstanding - Basic	29,361	29,465	29,518	29,574	29,032	29,162	29,225	29,282

Diluted Earnings Per Common Share*
(Based on Average Diluted
Shares Outstanding):
Continuing Operations	$0.92	$0.37	$0.29	$0.54	$1.06	$0.20	$0.51	$0.69
Discontinued Operations	(0.01)	(0.00)	(0.00)	(0.01)	(0.01)	(0.00)	(0.01)	(0.01)

Diluted Earnings Per Common Share	$0.91	$0.37	$0.29	$0.53	$1.05	$0.20	$0.50	$0.68

Average Shares Outstanding - Diluted	29,483	29,571	29,627	29,688	29,100	29,226	29,320	29,396

*The sum of the quarters for 2007 and 2006 do not equal the year's total due to rounding.
NOTE: Because of the seasonal nature of the business and the volatility from energy related derivatives, statements for the 3-month periods are not indicative of the results for a full year.

SJI - 75

Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded   that the disclosure controls and procedures employed at the Company are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rules 13a-15(f). The Company’s internal control system is designed to provide reasonable assurance to its management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

 The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included under this Item 9A.

Changes in Internal Control over Financial Reporting

Beginning January 1, 2007, the Company discontinued the use of hedge accounting for energy related derivative contracts, and as a result, the changes in fair value of these energy related derivative contracts are now recorded in the Company’s statements of consolidated income. Consequently, the controls over our procedures to designate at inception certain hedging relationships with the required specificity necessary to meet the requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), which were identified as a material weakness as of December 31, 2006, are no longer required or evaluated. Therefore, this policy change remediated the material weakness that existed in our internal control over financial reporting as of December 31, 2006. Prior to any future application of hedge accounting for energy related derivative contracts, the Company will ensure that appropriate procedures and controls have been implemented to comply with the provisions of SFAS 133.

      There was no change in the Company’s internal control over financial reporting during the fourth fiscal quarter, that materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

SJI - 76

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
South Jersey Industries, Inc.
Folsom, New Jersey

We have audited the internal control over financial reporting of South Jersey Industries, Inc. and subsidiaries (the "Company") as December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated February 29, 2008 expressed an unqualified opinion on those financial statements and included an explanatory paragraph as to a change in accounting principle related to the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 in 2007.

/s/ DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
February 29, 2008

SJI - 77

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning Directors may be found under the captions “Director Elections,” “Nominees,” “Directors Continuing in Office,” and “Security Ownership” in our definitive proxy statement for our 2008 Annual Meeting of Shareholders (the “2008 Proxy Statement”), which will be filed within the Commission within 120 days after the close of our fiscal year. Such information is incorporated herein by reference. Information required by this item relating to the executive officers of SJI is set forth in Item 4-A of this report.

Code of Ethics

The Company has adopted a Code of Ethics for its Principal Executive, Financial and Accounting Officers. It is available on SJI’s website, www.sjindustries.com by clicking “Investors” and then “Corporate Governance.” We will post any amendment to or waiver of the Code to our website.

Item 11. Executive Compensation

Information concerning executive compensation may be found under the captions “Compensation Discussion and Analysis” of our 2008 Proxy Statement. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters

The information in our 2008 Proxy Statement set forth under the caption “Security Ownership” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information in our 2008 Proxy Statement set forth under the caption “The Board of Directors” and the subcaption “Certain Relationships” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information in our 2008 Proxy Statement set forth under the caption “Audit Committee Report” is incorporated herein by reference.

SJI - 78

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)         Listed below are all financial statements and schedules filed as part of this report:

1 - The consolidated financial statements and notes to consolidated financial statements together with the report thereon of Deloitte & Touche LLP, dated February 29, 2008, are filed as part of this report under Item 8- Financial Statements and Supplementary Data.

2 - Supplementary Financial Information

Information regarding selected quarterly financial data can be found on page 75 of this report.

Supplemental Schedules as of December 31, 2007 and 2006 and for the three years ended December 31, 2007, 2006, and 2005:

•	Report of Independent Registered Public Accounting Firm of Deloitte & Touche LLP (page 86).

•	Schedule I - Statements of Income, Statements of Comprehensive Income, Statements of Retained Earnings, Statements of Cash Flows and Balance Sheets of
SJI (pages 87-89).

•	Schedule II - Valuation and Qualifying Accounts (page 91).

All schedules, other than that listed above, are omitted because the information called for is included in the financial statements filed or because they are not applicable or are not required.

 (b)         List of Exhibits (Exhibit Number is in Accordance with the Exhibit Table in Item 601 of Regulation S-K).

Exhibit Number	Description	Reference
(3)(a)(i)	Certificate of Incorporation of South Jersey Industries, Inc., as amended through April 19, 1984.	Incorporated by reference from Exhibit (4)(a) of Form S-2 (2-91515).
(3)(a)(ii)	Amendment to Certificate of Incorporation relating to two-for-one stock split effective as of April 28, 1987.	Incorporated by reference from Exhibit (4)(e)(1) of Form S-3 (33-1320).
(3)(a)(iii)	Amendment to Certificate of Incorporation relating to director and officer liability.	Incorporated by reference from Exhibit (4)(e)(2) of Form S-3 (33-1320).
(3)(a)(iv)	Amendment to Certificate of Incorporation relating to two-for-one stock split effective as of June 30, 2005.	Incorporated by reference from Exhibit 3 of Form 10-Q of SJI filed on May 10, 2005.

SJI - 79

Exhibit Number	Description	Reference
(3)(b)	Bylaws of South Jersey Industries, Inc. as amended and restated through May 25, 2006	Incorporated by reference from Exhibit (3)(b) of Form 10-K for 2006 (1-6364).
(4)(a)	Form of Stock Certificate for common stock.	Incorporated by reference from Exhibit (4)(a) of Form 10-K for 1985 (1-6364).
(4)(b)(i)	First Mortgage Indenture dated October 1, 1947.	Incorporated by reference from Exhibit (4)(b)(i) of Form 10-K for 1987 (1-6364).
(4)(b)(ii)	Nineteenth Supplemental Indenture dated as of April 1, 1992.	Incorporated by reference from Exhibit (4)(b)(xvii) of Form 10-K for 1992 (1-6364).
(4)(b)(iii)	Twenty-First Supplemental Indenture dated as of March 1, 1997.	Incorporated by reference from Exhibit (4)(b)(xviv) of Form 10-K for 1997(1-6364).
(4)(b)(iv)	Twenty-Second Supplemental Indenture dated as of October 1, 1998.	Incorporated by reference from Exhibit (4)(b)(ix) of Form S-3 (333-62019).
(4)(b)(v)	Twenty-Third Supplemental Indenture dated as of September 1, 2002.	Incorporated by reference from Exhibit (4)(b)(x) of Form S-3 (333-98411).
(4)(b)(vi)	Twenty-Fourth Supplemental Indenture dated as of September 1, 2005.	Incorporated by reference from Exhibit (4)(b)(vi) of Form S-3 (333-126822).
(4)(b)(vii)	Amendment to Twenty-Fourth Supplemental Indenture dated as of March 31, 2006	Incorporated by reference from Exhibit 4 of Form 8-K of SJG as filed April 26, 2006.
(4)(b)(viii)	Loan Agreement by and between New Jersey Economic Development Authority and SJG dated April 1, 2006.	Incorporated by reference from Exhibit 10 of Form 8-K of SJG as filed April 26, 2006.
(4)(c)(i)	Medium Term Note Indenture of Trust dated October 1, 1998.	Incorporated by reference from Exhibit 4(e) of Form S-3 (333-62019).
(4)(c)(ii)	First Supplement to Indenture of Trust dated as of June 29, 2000.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJG dated July 12, 2001.
(4)(c)(iii)	Second Supplement to Indenture of Trust dated as of July 5, 2000.	Incorporated by reference from Exhibit 4.2 of Form 8-K of SJG dated July 12, 2001.
(4)(c)(iv)	Third Supplement to Indenture of Trust dated as of July 9, 2001.	Incorporated by reference from Exhibit 4.3 of Form 8-K of SJG dated July 12, 2001.
(10)(a)(i)	Gas storage agreement (GSS) between South Jersey Gas Company and Transco dated October 1, 1993.	Incorporated by reference from Exhibit (10)(d) of Form 10-K for 1993 (1-6364).

SJI - 80

Exhibit Number	Description	Reference
(10)(a)(ii)	Gas storage agreement (LG-A) between South Jersey Gas Company and Transco dated June 3, 1974.	Incorporated by reference from Exhibit (5)(f) of Form S-7 (2-56223).
(10)(a)(iii)	Gas storage agreement (WSS) between South Jersey Gas Company and Transco dated August 1, 1991.	Incorporated by reference from Exhibit (10)(h) of Form 10-K for 1991 (1-6364).
(10)(a)(iv)	Gas storage agreement (LSS) between South Jersey Gas Company and Transco dated October 1, 1993.	Incorporated by reference from Exhibit (10)(i) of Form 10-K for 1993 (1-6364).
(10)(a)(v)	Gas storage agreement (SS-1) between South Jersey Gas Company and Transco dated May 10, 1987 (effective April 1, 1988).	Incorporated by reference from Exhibit (10)(i)(a) of Form 10-K for 1988 (1-6364).
(10)(b)(i)	Gas storage agreement (SS-2) between South Jersey Gas Company and Transco dated July 25, 1990.	Incorporated by reference from Exhibit (10)(i)(i) of Form 10-K for 1991 (1-6364).
(10)(b)(ii)	Gas transportation service agreement between South Jersey Gas Company and Transco dated December 20, 1991.	Incorporated by reference from Exhibit (10)(i)(j) of Form 10-K for 1993 (1-6364).
(10)(b)(iii)	Amendment to gas transportation agreement dated December 20, 1991 between South Jersey Gas Company and Transco dated October 5, 1993.	Incorporated by reference from Exhibit (10)(i)(k) of Form 10-K for 1993 (1-6364).
(10)(b)(iv)	CNJEP Service agreement between South Jersey Gas Company and Transco dated June 27, 2005.	Incorporated by reference frm Exhibit (10)(i)(l) of Form 10-K for 2005 (1-6364).
(10)(b)(v)	Gas transportation service agreement (TF) between South Jersey Gas Company and CNG Transmission Corporation dated October 1, 1993.	Incorporated by reference from Exhibit (10)(k)(h) of Form 10-K for 1993 (1-6364).
(10)(c)(i)	Gas transportation service agreement (FTS-1) between South Jersey Gas Company and Columbia Gulf Transmission Company dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(k) of Form 10-K for 1993 (1-6364).
(10)(c)(ii)	FTS Service Agreement No. 39556 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(m) of Form 10-K for 1993 (1-6364).

SJI - 81

Exhibit Number	Description	Reference
(10)(c)(iii)	FTS Service Agreement No. 38099 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(n) of Form 10-K for 1993 (1-6364).
(10)(c)(iv)	NTS Service Agreement No. 39305 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(o) of Form 10-K for 1993 (1-6364).
(10)(c)(v)	FSS Service Agreement No. 38130 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(p) of Form 10-K for 1993 (1-6364).

(10)(d)(i)	SST Service Agreement No. 38086 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(q) of Form 10-K for 1993 (1-6364).
(10)(e)(i)*

Deferred Payment Plan for Directors of South Jersey Industries, Inc., South Jersey Gas Company, Energy & Minerals, Inc., R&T Group, Inc. and South Jersey Energy Company as amended and restated October 21, 1994.
Incorporated by reference from Exhibit (10)(l) of Form 10-K for 1994 (1-6364).
(10)(e)(ii)*	Schedule of Deferred Compensation Agreements.	Incorporated by reference from Exhibit (10)(l)(b) of Form 10-K for 1997 (1-6364).
(10)(e)(iii)*	Form of Officer Employment Agreement between certain officers and either South Jersey Industries, Inc. or its subsidiaries. (filed herewith)
(10)(e)(iv)*	Schedule of Officer Employment Agreements. (filed herewith)
(10)(f)(i)*	Officer Severance Benefit Program for all Officers.	Incorporated by reference from Exhibit (10)(l)(g) of Form 10-K for 1985 (1-6364).
(10)(f)(ii)*	Supplemental Executive Retirement Program, as amended and restated effective July 1, 1997, and Form of Agreement between certain SJI or subsidiary officers.	Incorporated by reference from Exhibit (10)(l)(i) of Form 10-K for 1997 (1-6364).

SJI - 82

Exhibit Number	Description	Reference
(10)(f)(iii)*	South Jersey Industries, Inc. 1997 Stock-Based Compensation Plan (As Amended and Restated Effective January 26, 2005).	Incorporated by reference from Exhibit 10 of Form 10-Q of SJI as filed May 10, 2005.
(10)(g)(i)	Five-year Revolving Credit Agreement for SJI.	Incorporated by reference from Exhibit 10 of Form 8-K of SJI as filed August 25, 2006.
(10)(g)(ii)	Five-year Revolving Credit Agreement for SJG.	Incorporated by reference from Exhibit 10 of Form 8-K of SJG as filed on August 8, 2006.
(10)(g)(iii)	Letter of Credit Reimbursement Agreement (filed herewith)
(12)	Calculation of Ratio of Earnings to Fixed Charges (Before Federal Income Taxes) (filed herewith).
(14)	Code of Ethics. (filed herewith)
(21)	Subsidiaries of the Registrant (filed herewith).
(23)	Independent Registered Public Accounting Firm’s Consent (filed herewith).
(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

* Constitutes a management contract or a compensatory plan or arrangement.

SJI - 83

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH JERSEY INDUSTRIES, INC.

BY:  /s/ David A. Kindlick
David A. Kindlick
Vice President & Chief Financial Officer

Date February 29, 2008

SJI - 84

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward J. Graham	President, Chairman of the Board & Chief Executive Officer	February 29, 2008
(Edward J. Graham)	(Principal Executive Officer)

/s/ David A. Kindlick	Vice President & Chief Financial Officer	February 29, 2008
(David A. Kindlick)	(Principal Financial and Accounting Officer)

/s/ Richard H. Walker, Jr.	Vice President, General Counsel &	February 29, 2008
(Richard H. Walker, Jr.)	Secretary

/s/ Shirli M. Billings	Director	February 29, 2008
(Shirli M. Billings)

/s/ Helen R. Bosley	Director	February 29, 2008
(Helen R. Bosley)

/s/ Thomas A. Bracken	Director	February 29, 2008
(Thomas A. Bracken)

/s/ Keith S. Campbell	Director	February 29, 2008
(Keith S. Campbell)

/s/ W. Cary Edwards	Director	February 29, 2008
(W. Cary Edwards)

/s/ Sheila Hartnett-Devlin	Director	February 29, 2008
(Sheila Hartnett-Devlin)

/s/ William J. Hughes	Director	February 29, 2008
(William J. Hughes)

/s/ Herman D. James	Director	February 29, 2008
(Herman D. James)

/s/ Frederick R. Raring	Director	February 29, 2008
(Frederick R. Raring)

SJI - 85

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
South Jersey Industries, Inc.
Folsom, New Jersey

We have audited the consolidated financial statements of South Jersey Industries, Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and the Company's internal control over financial reporting as of December 31, 2007, and have issued our reports thereon dated February 29, 2008 (which report on the consolidated financial statements expressed an unqualified opinion and included an explanatory paragraph as to changes in accounting principles related to the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 in 2007, FASB Statement No. 123(R), Share-Based Payment and FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) in 2006, and FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations in 2005); such consolidated financial statements and reports are included elsewhere in this Form 10-K.  Our audits also included the financial statement schedules of the Company listed in Item 15(a)2.  These financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note A to Schedule I, the accompanying 2006 and 2005 financial statements in Schedule I have been restated.

/s/ DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
February 29, 2008

SJI - 86

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
STATEMENTS OF INCOME
(In Thousands)

	2007	2006	2005

Operating Revenues	$7,045	$5,083	$2,788

Operating Expenses:
Operations	6,120	4,352	4,183
Depreciation	106	78	100
Energy and Other Taxes	175	147	285
Total Operating Expenses	6,401	4,577	4,568

Operating Income (Loss)	644	506	(1,780)

Other Income:
Equity in Earnings of Subs	62,659	72,250	39,485
Other	3,076	3,196	1,366

Total Other Income	65,735	75,446	40,851

Interest Charges	3,762	3,689	988
Income Taxes	(42)	13	(909)
Equity in Affiliated Companies	-	-	(778)

Income from Continuing Operations	62,659	72,250	39,770

Equity in Undistributed Earnings of Discontinued Subsidiaries	(391)	(818)	(669)

Net Income	$62,268	$71,432	$39,101

See South Jersey Industries, Inc. and Subsidiaries Notes to Consolidated Financial Statements under Item 8.

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	2007	2006	2005

Net Income	$62,268	$71,432	$39,101
Other Comprehensive (Loss) Income:
Minimum Pension Liability Adjustment	199	(439)	427
Unrealized (Loss) Gain on Equity Investments	(195)	53	63
Unrealized (Loss) Gain on Derivatives	(2,528)	260	(2)
Total Other Comprehensive (Loss) Income	(2,524)	(126)	488

Comprehensive Income	$59,744	$71,306	$39,589

See South Jersey Industries, Inc. and Subsidiaries Notes to Consolidated Financial Statements under Item 8.

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
STATEMENTS OF RETAINED EARNINGS
(In Thousands)

	2007	2006	2005

Retained Earnings - Beginning	$174,407	$130,001	$115,859
Cumulative Effect Adjustment	(771)	-	-
Retained Earnings – Beginning, as adjusted	173,636	130,001	115,859
Net Income	62,268	71,432	39,101
	235,904	201,433	154,960

Dividends Declared - Common Stock	(29,781)	(27,026)	(24,959)

Retained Earnings - Ending	$206,123	$174,407	$130,001

See South Jersey Industries, Inc. and Subsidiaries Notes to Consolidated Financial Statements under Item 8.

SJI - 87

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED DECEMBER 31,
(In Thousands)

	2007	2006 (As Restated See Note A)	2005 (As Restated See Note A)

CASH PROVIDED BY OPERATING ACTIVITIES	$20,617	$23,568	$25,235

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in Affiliate	-	(1,726)	(30,000)
Net Repayment from (Advances to) Associated Companies	57,107	(33,630)	(25,162)
Capital Expenditures	(50)	(63)	(83)
Purchase of Company Owned Life Insurance	(3,917)	-	-
Other	-	18	-

Net Cash Provided by (Used In) Investing Activities	53,140	(35,401)	(55,245)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net Borrowings from Associated Companies	1,419	1,600	890
Net (Repayments) Borrowings from Lines of Credits	(51,150)	30,800	21,000
Dividends on Common Stock	(29,656)	(26,874)	(24,397)
Proceeds from Sale of Common Stock	7,484	6,606	31,882

Net Cash (Used in) Provided by Financing Activities	(71,903)	12,132	29,375

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,854	299	(635)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	453	154	789

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,307	$453	$154

Dividends received from subsidiaries amounted to $18.7 million, $19.9 million, and $22.5 million in 2007, 2006, and 2005 respectively.
See South Jersey Industries, Inc. and Subsidiaries Notes to Consolidated Financial Statements under Item 8.

SJI - 88

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
BALANCE SHEETS
(In Thousands)
	2007	2006
Assets

Property Plant and Equipment:
Nonutility Property, Plant and Equipment, at cost	$1,126	$1,076
Accumulated Depreciation	(363)	(308)

Property, Plant and Equipment - Net	763	768

Investments:
Investments in Subsidiaries	488,559	446,538
Available-for-Sale Securities	21	15
Investment in Affiliates	40	40

Total Investments	488,620	446,593

Current Assets:
Cash and Cash Equivalents	2,307	453
Notes Receivable - Associated Companies	35,133	92,240
Accounts Receivable	11	10
Accounts Receivable - Associated Companies	3,361	4,434
Other	445	338

Total Current Assets	41,257	97,475

Other Noncurrent Assets	5,803	1,977

Total Assets	$536,443	$546,813

Capitalization and Liabilities

Common Equity:
Common Stock SJI
Par Value $1.25 a share
Authorized - 60,000,000 shares
Outstanding - 29,607,802 shares and 29,325,593	$37,010	$36,657
Premium on Common Stock	248,449	239,763
Treasury Stock (at par)	(187)	-
Accumulated Other Comprehensive Loss	(10,315)	(7,791)
Retained Earnings	206,123	174,407

Total Common Equity	481,080	443,036

Current Liabilities:
Notes Payable - Banks	39,950	91,100
Notes Payable - Associated Companies	9,830	8,410
Accounts Payable	711	1,199
Accounts Payable to Associated Companies	300	342
Other Current Liabilities	1,212	251

Total Current Liabilities	52,003	101,302

Other Noncurrent Liabilities	3,360	2,475

Total Capitalization and Liabilities	$536,443	$546,813

See South Jersey Industries, Inc. and Subsidiaries Notes to Consolidated Financial Statements under Item 8.

SJI - 89

SCHEDULE I

NOTE A. RESTATEMENT OF FINANCIAL INFORMATION:

    In February 2008, subsequent to the issuance of Schedule I included in the 2006 Form 10-K, it was determined that all financing and investing cash flows related to the Notes Receivable - Associated Companies were presented on a net basis within Cash Flows from Financing Activities on the Statements of Cash Flows of the parent company, South Jersey Industries, Inc. for the years ended December 31, 2006 and 2005. As a result, Net Repayment from (Advances to) Associated Companies included in Cash Flows from Investing Activities and Net Borrowings from Associated Companies included in Cash Flows from Financing Activities on the Statements of Cash Flows of the parent company in this Schedule I for the years ended December 31, 2006 and 2005 have been restated. Advances to Associated Companies of $33.6 million in 2006 and $25.2 million in 2005, which were previously presented in Cash Flows from Financing Activities are now presented in Cash Flows from Investing Activities.

SJI - 90

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Col. A	Col. B	Col. C		Col. D	Col. E

		Additions

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe (a)	Deductions - Describe (b)	Balance at End of Period

Provision for Uncollectible
Accounts for the Year Ended
December 31, 2007	$5,224	$2,603	$725	$3,061	$5,491

Provision for Uncollectible
Accounts for the Year Ended
December 31, 2006	$5,871	$1,466	$428	$2,541	$5,224

Provision for Uncollectible
Accounts for the Year Ended
December 31, 2005	$3,495	$3,910	$85	$1,619	$5,871

(a) Recoveries of accounts previously written off and minor adjustments.
(b) Uncollectible accounts written off.

SJI - 91