Form 10-Q
period 2008-03-31
SOUTH JERSEY INDUSTRIES INC
filed 2008-05-12
CIK 91928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

  As of May 1, 2008, there were 29,728,697 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements - See Pages 3 through 21

SJI - 2

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Three Months Ended
	March 31,
	2008	2007

Operating Revenues:
Utility	$236,412	$265,285
Nonutility	111,635	103,142

Total Operating Revenues	348,047	368,427

Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	161,425	192,965
- Nonutility	105,331	90,505
Operations	19,994	18,908
Maintenance	1,852	1,472
Depreciation	7,187	7,012
Energy and Other Taxes	4,866	5,084

Total Operating Expenses	300,655	315,946

Operating Income	47,392	52,481

Other Income and Expense	281	364

Interest Charges	(6,014)	(6,969)

Income Before Income Taxes	41,659	45,876

Income Taxes	(17,164)	(18,910)

Equity in Affiliated Companies	217	205

Income from Continuing Operations	24,712	27,171

Loss from Discontinued Operations - (Net of tax benefit)	(24)	(148)

Net Income	$24,688	$27,023

Basic Earnings Per Common Share:
Continuing Operations	$0.834	$0.925
Discontinued Operations	(0.001)	(0.005)

Basic Earnings Per Common Share	$0.833	$0.920

Average Shares of Common Stock Outstanding - Basic	29,640	29,361

Diluted Earnings Per Common Share:
Continuing Operations	$0.830	$0.922
Discontinued Operations	(0.001)	(0.005)

Diluted Earnings Per Common Share	$0.829	$0.917

Average Shares of Common Stock Outstanding - Diluted	29,764	29,483

Dividends Declared per Common Share	$0.270	$0.246

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SJI - 3

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	March 31,
	2008	2007

Net Income	$24,688	$27,023

Other Comprehensive (Loss) Income, Net of Tax:*

Unrealized (Loss) Gain on Available-for-Sale Securities	(238)	66
Unrealized (Loss) Gain on Derivatives - Other	(779)	65
Unrealized Loss on Derivatives - Other from Affiliated Companies	(1,931)	-

Other Comprehensive (Loss) Income - Net of Tax*	(2,948)	131

Comprehensive Income	$21,740	$27,154

* Determined using a combined statutory tax rate of 41.08%.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SJI - 4

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)
	Three Months Ended
	March 31,
	2008	2007

Net Cash Provided by Operating Activities	$102,149	$119,524

Cash Flows from Investing Activities:
Capital Expenditures	(15,352)	(12,074)
Net Proceeds from Sale of Restricted Investments in Margin Account	-	10,404
Purchase of Restricted Investments with Escrowed Loan Proceeds	(37)	(163)
Merchandise Loans	(1,166)	(1,124)
Proceeds from Merchandise Loans	928	1,099
Investment in Affiliate	(411)	-

Net Cash Used in Investing Activities	(16,038)	(1,858)

Cash Flows from Financing Activities:
Net Repayments of Lines of Credit	(86,490)	(112,400)
Other	614	726

Net Cash Used in Financing Activities	(85,876)	(111,674)

Net Increase in Cash and Cash Equivalents	235	5,992
Cash and Cash Equivalents at Beginning of Period	11,678	7,932

Cash and Cash Equivalents at End of Period	$11,913	$13,924
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SJI - 5

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	March 31,	December 31,
	2008	2007

Assets

Property, Plant and Equipment:
Utility Plant, at original cost	$1,134,288	$1,123,992
Accumulated Depreciation	(281,588)	(276,301)
Nonutility Property and Equipment, at cost	116,877	112,971
Accumulated Depreciation	(12,681)	(11,793)

Property, Plant and Equipment - Net	956,896	948,869

Investments:
Available-for-Sale Securities	6,271	6,734
Restricted	6,497	6,460
Investment in Affiliates	1,925	1,694

Total Investments	14,693	14,888

Current Assets:
Cash and Cash Equivalents	11,913	11,678
Accounts Receivable	183,156	111,899
Unbilled Revenues	34,924	48,304
Provision for Uncollectibles	(5,548)	(5,491)
Natural Gas in Storage, average cost	49,933	123,790
Materials and Supplies, average cost	3,037	2,777
Prepaid Taxes	-	6,878
Derivatives - Energy Related Assets	34,869	23,270
Other Prepayments and Current Assets	5,675	5,225

Total Current Assets	317,959	328,330

Regulatory and Other Noncurrent Assets:
Regulatory Assets	184,702	188,688
Prepaid Pension	7,622	1,970
Derivatives - Energy Related Assets	5,847	10,941
Unamortized Debt Issuance Costs	7,252	7,386
Contract Receivables	13,236	13,220
Other	15,159	15,149

Total Regulatory and Other Noncurrent Assets	233,818	237,354

Total Assets	$1,523,366	$1,529,441

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SJI - 6

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	March 31,	December 31,
	2008	2007

Capitalization and Liabilities

Common Equity:
Common Stock	$37,108	$37,010
Premium on Common Stock	249,326	248,449
Treasury Stock (at par)	(180)	(187)
Accumulated Other Comprehensive Loss	(13,263)	(10,315)
Retained Earnings	222,796	206,123

Total Common Equity	495,787	481,080

Long-Term Debt	357,871	357,896

Total Capitalization	853,658	838,976

Minority Interest	439	440

Current Liabilities:
Notes Payable	31,800	118,290
Current Maturities of Long-Term Debt	106	106
Accounts Payable	123,256	101,154
Customer Deposits and Credit Balances	14,940	18,475
Margin Account Liability	2,888	4,112
Environmental Remediation Costs	20,904	25,827
Taxes Accrued	31,169	5,310
Derivatives - Energy Related Liabilities	25,801	13,735
Deferred Income Taxes - Net	10,182	20,251
Deferred Contract Revenues	4,060	5,231
Dividends Payable	8,015	-
Interest Accrued	4,808	6,657
Pension and Other Postretirement Benefits	841	805
Other Current Liabilities	6,725	8,358

Total Current Liabilities	285,495	328,311

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	177,507	175,686
Investment Tax Credits	2,070	2,150
Pension and Other Postretirement Benefits	28,916	29,036
Environmental Remediation Costs	49,975	52,078
Asset Retirement Obligations	23,950	24,604
Derivatives - Energy Related Liabilities	2,519	4,190
Derivatives - Other	4,803	2,484
Regulatory Liabilities	75,908	55,779
Other	18,126	15,707

Total Deferred Credits
and Other Noncurrent Liabilities	383,774	361,714

Commitments and Contingencies (Note 12)

Total Capitalization and Liabilities	$1,523,366	$1,529,441

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SJI - 7

Notes to Unaudited Condensed Consolidated Financial Statements

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

BASIS OF PRESENTATION — The condensed consolidated financial statements include the accounts of SJI, its wholly owned subsidiaries and subsidiaries in which we have a controlling interest. All significant intercompany accounts and transactions have been eliminated. In management’s opinion, the condensed consolidated financial statements reflect all normal and recurring adjustments needed to fairly present SJI’s financial position and operating results at the dates and for the periods presented. SJI’s businesses are subject to seasonal fluctuations and, accordingly, this interim financial information should not be the basis for estimating the full year’s operating results. As permitted by the rules and regulations of the Securities and Exchange Commission, the accompanying unaudited condensed consolidated financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These financial statements should be read in conjunction with SJI’s 2007 Annual Report on Form 10-K for a more complete discussion of the Company’s accounting policies and certain other information.

REVENUE BASED TAXES — SJI collects certain revenue-based energy taxes from customers. Such taxes include New Jersey State Sales Tax, Transitional Energy Facility Assessment (TEFA) and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. TEFA and PUA are included in both utility revenue and cost of sales and totaled $3.8 million and $4.0 million in the three months ended March 31, 2008 and 2007, respectively.

CAPITALIZED INTEREST — SJG capitalizes interest on construction at the rate of return on rate base utilized by the New Jersey Board of Public Utilities (BPU) to set rates in its last base rate proceeding. Marina capitalizes interest on construction projects in progress based on the actual cost of borrowed funds. SJG’s amounts are included in Utility Plant and Marina’s amounts are included in Nonutility Property and Equipment on the condensed consolidated balance sheets. Interest Charges are presented net of capitalized interest on the condensed consolidated statements of income. The amount of interest capitalized by SJI for the three months ended March 31, 2008 and 2007 was not significant.

DERIVATIVE INSTRUMENTS — The Company manages its portfolio of purchases and sales, as well as natural gas in storage, using a variety of derivative instruments that include forward contracts, swap agreements, options contracts and futures contracts.  These contracts are measured at fair value and recorded in Derivatives — Energy Related Assets or Derivatives — Energy Related Liabilities on the condensed consolidated balance sheets. The consolidated net unrealized pre-tax loss of $26.4 million and $19.2 million was recorded in earnings during the three months ended March 31, 2008 and 2007, respectively. These unrealized gains and losses are included with realized gains and losses in Operating Revenues – Nonutility.

SJI - 8

As part of its gas purchasing strategy, SJG uses financial contracts through SJRG to hedge against forward price risk. The costs or benefits of these short-term contracts are recoverable through SJG’s Basic Gas Supply Service (BGSS) clause, subject to BPU approval. As of March 31, 2008 and December 31, 2007, SJG had $14.1 million of benefits and $2.1 million of costs, respectively, included in its BGSS related to open financial contracts.

The Company has entered into interest rate derivatives and similar agreements to hedge exposure to increasing interest rates, and the impact of those rates on cash flows of variable-rate debt. These interest rate derivatives are included in Derivatives-Other on the condensed consolidated balance sheets. There have been no significant changes to the Company’s active interest rate swaps since December 31, 2007 which are described in Note 1 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2007.

The differential to be paid or received as a result of these swap agreements is accrued as interest rates change and is recognized as an adjustment to interest expense. As of March 31, 2008 and December 31, 2007, the net  unrealized loss on these swaps was $4.8 million and $2.5 million, respectively. The market value represents the amount SJI would have to pay the counterparty to terminate these contracts as of those dates. For selected interest rate derivatives, the market value upon termination can be recovered in rates and has therefore been included in Other Regulatory Assets in the condensed consolidated balance sheets in accordance with FAS 71 “Accounting for the Effects of Certain Types of Regulation.” The remaining interest rate derivatives have been designated as cash flow hedges.

GAS EXPLORATION AND DEVELOPMENT - The Company capitalizes all costs associated with gas property acquisition, exploration and development activities under the full cost method of accounting. Capitalized costs include costs related to unproved properties, which are not amortized until proved reserves are found or it is determined that the unproved properties are impaired. All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. As of March 31, 2008, $4.2 million related to the acquisition of interests in proved and unproved properties in Pennsylvania is included with Nonutility Property and Equipment on the condensed consolidated balance sheets.

TREASURY STOCK – SJI uses the par value method of accounting for treasury stock. As of March 31, 2008, SJI held 143,648 shares of treasury stock. These shares are related to deferred compensation arrangements where the amounts earned are held in the stock of SJI.

NEW ACCOUNTING PRONOUNCEMENTS — In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. This statement is effective in fiscal years beginning after November 15, 2007. However for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, FAS 157 is effective in fiscal years beginning after November 15, 2008.  The adoption of the initial phase of this statement did not have a material effect on the Company’s condensed consolidated financial statements. Management does not anticipate that the adoption of the remainder of this statement will have a material effect on the Company’s condensed consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The statement permits entities to choose to measure certain financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective for the first fiscal year beginning after November 15, 2007. The Company has not elected this fair value option, and as a result, the adoption of this statement did not have a material effect on the Company’s condensed consolidated financial statements.

In April 2007, the FASB posted FASB Staff Position FIN 39-1 “Amendment of FASB Interpretation No. 39” which addresses questions received by the FASB staff regarding Interpretation 39 relating to the offsetting of amounts recognized for forward, interest rate swap, currency swap, option, and other conditional or exchange contracts. The guidance in this FSP is effective for fiscal years beginning after November 15, 2007. The adoption of this position did not have a material effect on the Company’s condensed consolidated financial statements.

SJI - 9

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations.” The statement requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This statement is effective for the first fiscal year beginning after December 15, 2008. Management is currently evaluating the impact that the adoption of this statement will have on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” The statement requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, Statement No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. This statement is effective for the first fiscal year beginning after December 15, 2008. Management is currently evaluating the impact that the adoption of this statement will have on the Company’s condensed consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of SFAS No. 133” (FAS 161). This Statement requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for fiscal years beginning after November 15, 2008. Management is currently evaluating the impact that the adoption of this statement will have on the Company’s condensed consolidated financial statements.

CORRECTION IN THE PRESENTATION OF THE STATEMENT OF CASH FLOWS - The following items represent corrections made to the three months ended March 31, 2007 on the statements of condensed consolidated cash flows:

•
Cash flows related to merchandise loans to customers for the purpose of attracting conversions to natural gas heating systems should have been classified under the caption Cash Flows from Investing Activities on the statements of condensed consolidated cash flows. Accordingly, cash outflows for loans originated of $1.1 million and cash inflows from the principal collection on these loans of $1.1 million during the three months ended March 31, 2007 are now included within Cash Flows from Investing Activities. The overall net impact resulted in an insignificant amount of Cash Flows from Operating Activities for the three months ended March 31, 2007 now being included within Cash Flows from Investing Activities.

•
Cash flows related to unused loan proceeds that are held in restricted escrow accounts were incorrectly presented on a net basis with the cash flows related to the restricted margin account that is used to support the Company’s risk management activities within Cash Flows from Investing Activities on the statements of condensed consolidated cash flows. Accordingly, purchases of restricted investments with unused loan proceeds of $0.2 million during the three months ended March 31, 2007 is now included in Purchase of Restricted Investments with Escrowed Loan Proceeds. The cash flows related to the restricted margin account remain in Net Proceeds from Sale of Restricted Investments in Margin Account. This change had no overall impact on total Cash Flows from Investing Activities on the statements of condensed consolidated cash flows.

These changes did not impact previously reported revenue or net income and are considered immaterial to the overall presentation of the condensed consolidated financial statements.

SJI - 10

2.           STOCK-BASED COMPENSATION PLAN:

Under the Amended and Restated 1997 Stock-Based Compensation Plan, no more than 2,000,000 shares in the aggregate may be issued to SJI's officers (Officers), non-employee directors (Directors) and other key employees. The plan will terminate on January 26, 2015, unless terminated earlier by the Board of Directors. No options were granted or outstanding during the three months ended March 31, 2008 and 2007. No stock appreciation rights have been issued under the plan. During the three months ended March 31, 2008 and 2007, SJI granted 45,241 and 44,106 restricted shares to Officers and other key employees, respectively.   These restricted shares vest over a three-year period and are subject to SJI achieving certain market based performance targets as compared to a peer group average, which can cause the actual amount of shares that ultimately vest to range from between 0% to 150% of the original share units granted. During the three months ended March 31, 2008, SJI granted 8,667 restricted shares to Directors. Shares issued to Directors vest over a three-year service period but contain no performance conditions. As a result, 100% of the shares granted generally vest.

See Note 2 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2007 for the related accounting policy.

The following table summarizes the nonvested restricted stock awards outstanding at March 31, 2008 and the assumptions used to estimate the fair value of the awards:

	Grant	Shares	Fair Value	Expected	Risk-Free
	Date	Outstanding	Per Share	Volatility	Interest Rate

Officers & Key Employees -	Jan. 2006	35,526	$27.950	16.9%	4.5%
	Jan. 2007	39,105	$29.210	18.5%	4.9%
	Jan. 2008	45,241	$34.030	21.7%	2.9%

Directors -	Dec. 2005	6,340	$29.970	-	-
	Dec. 2006	9,261	$34.020	-	-
	Jan. 2008	8,667	$36.355

Expected volatility is based on the actual daily volatility of SJI’s share price over the preceding three-year period as of the valuation date. The risk-free interest rate is based on the zero-coupon U.S. Treasury Bond, with a term equal to the three-year term of the Officers’ and other key employees’ restricted shares. As notional dividend equivalents are credited to the holders, which are reinvested during the three-year service period, no reduction to the fair value of the award is required. As the Directors’ restricted stock awards contain no performance conditions and dividends  are paid or credited to the holder during the three-year service period, the market value of  these awards on the date of grant approximates the fair value.

The following table summarizes the total compensation cost for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007

Officers & Key Employees	$301	$248
Directors	67	52
Total Cost	368	300

Capitalized	(37)	(27)
Net Expense	$331	$273

SJI - 11

As of March 31, 2008, there was $2.7 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 2.3 years.

The following table summarizes information regarding restricted stock award activity during the three months ended March 31, 2008 excluding accrued dividend equivalents:

	Officers & Other Key Employees	Directors	Weighted Average Grant Date Fair Value

Nonvested Shares Outstanding, January 1, 2008	110,968	15,601	$28.136

Granted	45,241	8,667	34.404
Vested*	(34,311)	-	25.155
Forfeited	(2,026)	-	28.548
Nonvested Shares Outstanding, March 31, 2008	119,872	24,268	$31.184

* Actual shares awarded to officers upon vesting, including dividend equivalents and adjustments for performance measures totaled 51,838 shares.

During the three months ended March 31, 2008 and 2007, SJI awarded 51,838 shares at a market value of $1.9 million and 69,781 shares at a market value of $2.3 million, respectively. The Company has a policy of issuing new shares to satisfy its obligations under these plans; therefore, there are no cash payment requirements resulting from the normal operation of this plan. However, a change in control could result in such shares becoming nonforefeitable or immediately payable in cash.  At the discretion of the Officers, Directors and other key employees, the receipt of vested shares can be deferred until future periods.  These deferred shares are included in Treasury Stock on the condensed consolidated balance sheets.

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

SJI conducts tests annually to estimate the environmental remediation costs for these properties.

Summarized operating results of the discontinued operations for the three months ended March 31, were (in thousands, except per share amounts):

	Three Months Ended March 31,
	2008	2007
Loss before Income Taxes:
Sand Mining	$(27)	$(217)
Fuel Oil	(11)	(11)
Income Tax Benefits	14	80
Loss from Discontinued Operations — Net	$(24)	$(148)
Earnings Per Common Share from
Discontinued Operations — Net:
Basic and Diluted	$(0.001)	$(0.005)

SJI - 12

 4.           COMMON STOCK:

The following shares were issued and outstanding at March 31:

2008
Beginning Balance, January 1	29,607,802
New Issues During Period:
Dividend Reinvestment Plan	18,190
Stock-Based Compensation Plan	60,505
Ending Balance, March 31	29,686,497

The par value ($1.25 per share) of stock issued was recorded in Common Stock and the net excess over par value of approximately $0.9 million, was recorded in Premium on Common Stock.

EARNINGS PER COMMON SHARE — Basic EPS is based on the weighted-average number of common shares outstanding. EPS is presented in accordance with FASB Statement No. 128, “Earnings Per Share,” which establishes standards for computing and presenting basic and diluted EPS. The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 123,585 and  122,280 shares for the three months ended March 31, 2008 and 2007, respectively. These shares relate to SJI’s restricted stock as discussed in Note 2.

DIVIDEND REINVESTMENT PLAN (DRP) — Newly issued shares of common stock offered through the DRP have been issued directly by SJI. As of March 31, 2008, SJI reserved approximately 1.1 million shares of authorized, but unissued, common stock for future issuance through the DRP.

5.           RESTRICTED INVESTMENTS:

In accordance with the terms of the Marina and certain SJG loan agreements, unused proceeds are required to be escrowed pending approved construction expenditures. As of March 31, 2008 and December 31, 2007, the escrowed proceeds, including interest earned, totaled $6.5 million.

SJRG maintains a margin account with a national investment firm to support its risk management activities. The balance required to be held in this margin account increases as the net value of the outstanding energy related financial contracts with this investment firm decreases. As of March 31, 2008 and December 31, 2007, there was no balance in this account. As of March 31, 2008 and December 31, 2007, the Company is holding $2.9 million and $4.1 million, respectively in a margin account received from this investment firm as the value of the related financial contracts has increased. This balance is reflected in Margin Account Liability on the condensed consolidated balance sheets.

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

SJI - 13

Information about SJI's operations in different reportable operating segments is presented below (in thousands):

	Three Months Ended March 31,
	2008	2007
Operating Revenues:
Gas Utility Operations	$237,904	$277,864
Wholesale Gas Operations	26,264	21,094
Retail Gas and Other Operations	57,377	58,717
Retail Electric Operations	16,259	12,444
On-Site Energy Production	10,763	9,724
Appliance Service Operations	4,970	3,968
Corporate & Services	4,468	3,383
Subtotal	358,005	387,194
Intersegment Sales	(9,958)	(18,767)
Total Operating Revenues	$348,047	$368,427

Operating Income:
Gas Utility Operations	$47,348	$46,271
Wholesale Gas Operations	(6,007)	3,667
Retail Gas and Other Operations	1,882	(307)
Retail Electric Operations	461	555
On-Site Energy Production	2,434	2,005
Appliance Service Operations	996	203
Corporate and Services	278	87
Total Operating Income	$47,392	$52,481

Depreciation and Amortization:
Gas Utility Operations	$7,717	$7,212
Wholesale Gas Operations	16	16
Retail Gas and Other Operations	4	2
On-Site Energy Production	752	782
Appliance Service Operations	77	62
Corporate and Services	97	57
Total Depreciation and Amortization	$8,663	$8,131

Interest Expense:
Gas Utility Operations	$4,975	$5,241
Wholesale Gas Operations	144	751
Retail Gas and Other Operations	76	104
On-Site Energy Production	831	876
Corporate and Services	381	1,103
Subtotal	6,407	8,075
Intersegment Borrowings	(393)	(1,106)
Total Interest Expense	$6,014	$6,969

SJI - 14

Property Additions:
Gas Utility Operations	$11,135	$11,549
Wholesale Gas Operations	3,338	-
Retail Gas and Other Operations	-	9
On-Site Energy Production	229	1,748
Appliance Service Operations	2	28
Corporate and Services	366	207
Total Property Additions	$15,070	$13,541

	March 31, 2008	December 31, 2007

Identifiable Assets:
Gas Utility Operations	$1,218,982	$1,227,162
Wholesale Gas Operations	155,498	142,848
Retail Gas and Other Operations	51,443	42,735
Retail Electric Operations	10,066	7,082
On-Site Energy Production	122,435	124,982
Appliance Service Operations	15,260	16,060
Discontinued Operations	2,365	2,604
Corporate and Services	44,846	58,274
Subtotal	1,620,895	1,621,747
Intersegment Assets	(97,529)	(92,306)
Total Identifiable Assets	$1,523,366	$1,529,441

7.           RATES AND REGULATORY ACTIONS:

SJG is subject to the rules and regulations of the BPU. There have been no significant regulatory actions or changes to SJG’s rate structure since December 31, 2007. See Note 9 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2007.

8.           REGULATORY ASSETS & REGULATORY LIABILITIES:

Other than the Deferred Gas Costs and Revenues — Net, discussed below, there have been no significant changes to the nature of the Company’s regulatory assets and liabilities since December 31, 2007 which are described in Note 10 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2007.

SJI - 15

Regulatory Assets consisted of the following items (in thousands):

	March 31, 2008	December 31, 2007
Environmental Remediation Costs:
Expended - Net	$29,738	$25,960
Liability for Future Expenditures	66,902	73,880
Income Taxes-Flowthrough Depreciation	3,463	3,707
Deferred Asset Retirement Obligation Costs	21,757	21,572
Deferred Pension and Other Postretirement Benefit Costs	32,591	32,686
Temperature Adjustment Clause Receivable	2,580	6,516
Conservation Incentive Program Receivable	22,202	18,173
Societal Benefit Costs Receivable	1,253	2,952
Premium for Early Retirement of Debt	1,329	1,370
Other Regulatory Assets	2,887	1,872
	$184,702	$188,688

Regulatory Liabilities consisted of the following items (in thousands):

	March 31, 2008	December 31, 2007
Excess Plant Removal Costs	$48,782	$48,705
Liability for NJCEP	2,404	2,797
Deferred Gas Costs and Revenues - Net	23,014	2,586
Other	1,708	1,691

Total Regulatory Liabilities	$75,908	$55,779

DEFERRED  GAS COSTS AND REVENUES — NET — Over/under collections of gas costs are monitored through SJG’s Basic Gas Supply Service Clause mechanism. Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability. Derivative contracts used to hedge SJG’s natural gas purchases are also included in the BGSS, subject to BPU approval. The BGSS regulatory liability increased from $2.6 million at December 31, 2007 to $23.0 million at March 31, 2008 primarily as a result of gas costs recovered from customers exceeding the actual cost of the commodity incurred during the first quarter.  Gas cost recoveries are typically very high in the first and fourth quarters of the year as customers’ consumption is at its highest point during the winter months.  In addition, a change in the fair value of SJG’s energy related derivatives accounted for $16.2 million of the fluctuation.

SJI - 16

9.           PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three months ended March 31, 2008 and 2007, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits		Other Postretirement Benefits

	Three Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007
Service Cost	$838	$912	$265	$267
Interest Cost	1,991	2,077	737	752
Expected Return on Plan Assets	(2,512)	(2,561)	(538)	(527)
Amortizations:
Prior Service Cost (Credits)	72	73	(86)	(87)
Actuarial Loss	398	471	184	170
Net Periodic Benefit Cost	787	972	562	575
Capitalized Benefit Costs	(256)	(367)	(209)	(233)
Total Net Periodic Benefit Expense	$531	$605	$353	$342

Capitalized benefit costs reflected in the table above relate to SJG’s construction program.

During the three months ended March 31, 2008 SJI contributed $5.9 million to its pension plans.  No contribution was made during the three months ended March 31, 2007.

See Note 11 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2007, for additional information related to SJI’s pension and other postretirement benefits.

10.                 RETAINED EARNINGS:

SJG is restricted as to the amount of cash dividends or other distributions that may be paid on its common stock by an order issued by the BPU in July 2004 that granted SJG an increase in base rates. Per the order, SJG is required to maintain total common equity of no less than $289.2 million. SJG’s total common equity balance was $398.4 million at March 31, 2008.

Various loan agreements also contain potential restrictions regarding the amount of cash dividends or other distributions that SJG may pay on its common stock. As of March 31, 2008, these loan restrictions did not affect the amount that may be distributed from either SJG’s or SJI’s retained earnings.

11.                 UNUSED LINES OF CREDIT:

Bank credit available to SJI totaled $416.0 million at March 31, 2008, of which $98.4 million, inclusive of $66.6 million of letters of credit, was used. Those bank facilities consist of a $100.0 million revolving credit facility and $76.0 million of uncommitted bank lines available to SJG; and a $200.0 million revolving credit facility and $40.0 million of uncommitted bank lines available to SJI. The revolving credit facilities expire in August 2011 and contain one financial covenant regarding the ratio of total debt to total capitalization, measured on a quarterly basis. SJI and SJG were in compliance with this covenant as of March 31, 2008. Borrowings under these credit facilities are at market rates. The average borrowing cost, which changes daily, was 3.30% and  5.75% at March 31, 2008 and 2007, respectively.

SJI - 17

12.                 COMMITMENTS AND CONTINGENCIES:

GUARANTEES — The Company has recorded a liability of $2.0 million in Other Noncurrent Liabilities on the condensed consolidated balance sheets as of March 31, 2008 and December 31, 2007 for the fair value of the following guarantees:

·      In April 2007, SJI guaranteed certain obligations of LVE Energy Partners, LLC (LVE) an unconsolidated joint venture in which Marina has a 50% equity interest. LVE entered into a 25-year contract with a resort developer to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada. LVE began construction of the facility in 2007 and expects to provide full energy services when the resort is completed in 2010. SJI will invest at least $30.0 million during the construction period as discussed below.

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

CAPITAL CONTRIBUTION OBLIGATION - In December 2007, Marina and its joint venture partner agreed to each contribute approximately $30.0 million of equity to LVE as part of its construction period financing. LVE will initially use bank and bond financing to fund project construction and then expects to use contributed equity to complete the project. Marina’s obligation is secured by an irrevocable letter of credit from a bank. In the event of a default by LVE on its financing arrangements, the partners may be required to make equity contributions prior to the end of the construction period. However, an equity payment to LVE is not expected to be made prior to 2009.

STANDBY LETTERS OF CREDIT — As of March 31, 2008, SJI provided $66.6 million of standby letters of credit through SJI’s revolving credit facility. Letters of credit in the amount of $62.3 million support the variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance Marina’s thermal plant project. SJI has six additional letters of credit outstanding totaling $4.3 million, two of which were posted to different utilities and one was posted to the PJM Interconnection to enable SJE to market retail electricity. The remaining letters were posted for various construction activities.

SJI - 18

ENVIRONMENTAL REMEDIATION COSTS — SJI incurred and  recorded costs for environmental cleanup of 12 sites where SJG or its predecessors operated gas manufacturing plants. SJG stopped manufacturing gas in the 1950s. SJI and some of its nonutility subsidiaries also accrued costs for environmental cleanup of sites where SJF previously operated a fuel oil business and Morie maintained equipment, fueling stations and storage. There have been no changes to the status of the Company’s environmental remediation efforts since December 31, 2007 as described in Note 14 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2007.   However, the lower end of the range of expected remediation costs, which is recorded as a liability on the condensed consolidated balance sheets, has decreased $7.0 million since December 31, 2007.  This decrease is the result of expenditures of $4.8 million during the first quarter of 2008 and revised forecasts of expected remediation costs for all sites as additional information has become available.

13.            FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES

Effective January 1, 2008, SJI adopted the provisions of FAS 157 that relate to financial assets and financial liabilities as discussed in Note 1.  FAS 157 establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques.  The levels of the hierarchy are described below:
•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.
•
Level 2:  Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
Assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy.

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category as of March 31, 2008 is a follows (in thousands):

	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$6,271	$6,271	$-	$-
Derivatives – Energy Related Assets (B)	40,716	29,820	10,896	-
	$46,987	$36,091	$10,896	$-

Liabilities

Derivatives – Energy Related Liabilities (B)	$28,320	$21,855	$6,465	$-
Derivatives – Other (C)	4,803	-	4,803	-
	$33,123	$21,855	$11,268	$-

SJI - 19

(A) Available-for-Sale Securities are valued using the quoted principal market close prices that are provided by the trustees of these securities.

(B) Derivatives – Energy Related Assets and Liabilities are valued using quoted market sources in active markets. When this pricing is not available, contracts are valued using broker or dealer quotes or auction prices.

(C) Derivatives – Other are valued using quoted prices on commonly quoted intervals, which are interpolated for periods different than the quoted intervals, as inputs to a market valuation model. Market inputs can generally be verified and model selection does not involve significant management judgment.

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

A discussion of these and other risks and uncertainties may be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and in other filings made by us with the Securities and Exchange Commission. These cautionary statements should not be construed by you to be exhaustive and they are made only as of the date of this Quarterly Report on Form 10-Q, or in any document incorporated by reference, at the date of such document. While SJI believes these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, SJI undertakes no obligation to update or revise any of its forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies — Estimates and Assumptions — Management must make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related disclosures. Actual results could differ from those estimates. Five types of transactions presented in our condensed consolidated financial statements require a significant amount of judgment and estimation. These relate to regulatory accounting, derivatives, environmental remediation costs, pension and other postretirement employee benefit costs, and revenue recognition. A discussion of these estimates and assumptions may be found in our Form 10-K for the year ended December 31, 2007.

New Accounting Pronouncements — See detailed discussions concerning New Accounting Pronouncements and their impact on SJI in Note 1 to the condensed consolidated financial statements.

Regulatory Actions —There have been no significant regulatory actions since December 31, 2007. See detailed discussion concerning Regulatory Actions in Note 9 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2007.

Environmental Remediation —Other than the changes discussed in Note 12 to the Condensed Consolidated Financial Statements, there have been no significant changes to the status of the Company’s environmental remediation efforts since December 31, 2007. See detailed discussion concerning Environmental Remediation in Note 14 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2007.

SJI - 20

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

Net Income for the three months ended March 31, 2008 decreased $2.3 million, or 9% to $24.7 million compared to the three months ended March 31, 2007. This decrease is primarily due to a decrease in gross margin generated by SJRG.

 These changes are discussed in more detail below.

The following tables summarize the composition of SJG’s volumes, revenues, margin and degree days for the three months ended March 31 (in thousands, except for degree day data):

	2008		2007
Utility Throughput – dth:
Firm Sales -
Residential	10,183	28%	11,281	30%
Commercial	2,584	7%	2,929	8%
Industrial	75	-	106	-
Cogeneration and electric generation	16	-	31	-
Firm Transportation -
Residential	952	3%	871	2%
Commercial	2,460	7%	2,610	7%
Industrial	3,280	9%	3,111	8%
Cogeneration and electric generation	352	-	414	1%

Total Firm Throughput	19,902	54%	21,353	56%

Interruptible Sales	9	-	10	-
Interruptible Transportation	912	3%	651	3%
Off-System	4,239	12%	6,835	18%
Capacity Release	11,230	31%	8,814	23%

Total Throughput	36,292	100%	37,663	100%

SJI - 21

Utility Operating Revenues:
Firm Sales-
Residential	$143,468	60%	$168,072	60%
Commercial	31,186	13%	36,578	13%
Industrial	3,555	2%	3,983	1%
Cogeneration and electric generation	327	-	449	-
Firm Transportation -
Residential	4,469	2%	3,574	2%
Commercial	7,653	3%	7,028	3%
Industrial	3,192	2%	3,090	1%
Cogeneration and electric generation	322	-	394	-

Total Firm Revenues	194,172	82%	223,168	80%

Interruptible Sales	125	-	140	-
Interruptible Transportation	596	-	463	-
Off-System	39,990	17%	52,066	19%
Capacity Release	2,800	1%	1,744	1%
Other	221	-	283	-

	237,904	100%	277,864	100%
Less: Intercompany Sales	(1,492)		(12,579)
Total Utility Operating Revenues	236,412		265,285

Less:
Cost of sales	161,425		192,965
Conservation recoveries *	3,065		1,213
RAC recoveries *	695		472
Revenue taxes	3,790		4,035
Utility Margin	$67,437		$66,600

Margin:
Residential	$40,982	61%	$44,262	67%
Commercial and industrial	14,318	21%	15,360	23%
Cogeneration and electric generation	289	-	359	-
Interruptible	65	-	57	-
Off-system & capacity release	1,081	2%	991	2%
Other revenues	220	-	282	-
Margin before weather normalization & decoupling	56,955	84%	61,311	92%
CIP mechanism	10,482	16%	5,289	8%
Utility Margin	$67,437	100%	$66,600	100%

Degree Days:	2,264		2,418

* Represents revenues for which there is a corresponding charge in operating expenses. Therefore, such recoveries have no impact on our financial results.

SJI - 22

Throughput - Total gas throughput decreased 3.6% for the three months ended March 31, 2008, compared with the same period in 2007. Firm throughput declined in both the residential and commercial markets as a result of 6.4% warmer weather and customer conservation.  Off-System sales (OSS) volume decreased as SJG’s portfolio of assets available for OSS has been reduced under the Conservation Incentive Program, as discussed under “Rates and Regulation” in Item 7 of SJI’s Annual Report on Form 10-K as of December 31, 2007. These decreases were partially offset by an increase in capacity release activity, primarily in March 2008 when the demand for capacity release in the market area rose sharply due to colder weather experienced throughout the winter season in the extreme Northeastern region of the country.

Conservation Incentive Program (CIP) - The effects of the CIP on SJG’s net income for the three months ended March 31, 2008 and 2007 and the associated weather comparisons were as follows ($’s in millions):

	2008	2007
Net Income Benefit:
CIP – Weather Related	$1.6	$0.3
CIP – Usage Related	4.6	2.8
Total Net Income Benefit	$6.2	$3.1

Weather Compared to 20-Year TAC Average	6.8 % warmer	0.5 % warmer
Weather Compared to Prior Year	6.4 % warmer	11.8 % colder

Operating Revenues - Utility–  Revenues for SJG, net of intercompany transactions decreased $28.9 million or 10.9% during the first quarter of 2008 compared with the same period in the prior year. This decrease is primarily attributable to weather that was 6.4% warmer than last year during this three month period.  In addition, the Basic Gas Supply Service (BGSS) rate in effect during the first quarter of 2008 was 12.7% lower than the rate in effect during the same time last year.  SJG reduced its BGSS rate in October 2007 primarily due to a combination of actual and forecasted decreases in wholesale gas costs. The decrease in revenue attributable to the BGSS as a result of both lower sales due to the weather and the rate decrease was $23.7 million.  Further, the number of transportation customers increased to 29,358 at March 31, 2008 as compared to 24,866 at March 31, 2007. Transportation customers generate less revenue for the Company because they purchase the gas commodity from a third party marketer. However, as the Company does not profit from the sale of the commodity, neither BGSS rate changes nor customer migration between sales and transportation have an impact on Company profitability.

Operating Revenues — Nonutility — Combined revenues for SJI’s nonutility businesses, net of intercompany transactions, increased by $8.5 million in the three months ended March 31, 2008 compared with the three months ended March 31, 2007.

 SJE’s revenues from retail gas, net of intercompany transactions, decreased by $1.9 million in the three months ended March 31, 2008, compared with the same period in 2007 due mainly to the decline in residential and commercial customer counts. SJE had 12,754 residential customers as of March 31, 2008, compared with 15,402 customers as of March 31, 2007. Market conditions and utility pricing are making it difficult to acquire and retain these customers. SJE’s commercial customer count also decreased from 1,863 as of March 31, 2007 to 1,361 as of March 31, 2008. During 2007, we reduced our exposure to price volatility and weather risk by focusing our marketing efforts on the pursuit of non-heat-sensitive commercial customers.

SJE’s revenues from retail electricity, net of intercompany transactions, increased $3.2 million in the three months ended March 31, 2008, compared with the same period in 2007, due mainly to the addition of several new commercial customers in the New England area and higher electric commodity prices.

SJRG’s revenues, net of intercompany transactions, increased $5.2 million in the three months ended March 31, 2008, compared with the same period in 2007. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts of $7.2 million due to price volatility, SJRG’s revenues increased $12.4 million. A summary of SJRG’s revenue for the three months ended March 31 is as follows (in millions):

SJI - 23

	2008	2007	Change

SJRG Revenue	$26.1	$20.9	$5.2

Add: Unrealized Losses	26.4	19.2	7.2

SJRG Revenue, Excluding Unrealized Losses	$52.5	$40.1	$12.4

This increase in revenues is mainly attributable to an 84.8% increase in sales of storage volumes in the first three months of 2008 compared with the same period in 2007. As discussed in Note 1 to the Condensed Consolidated Financial Statements, revenues and expenses related to the energy trading activities of SJRG are presented on a net basis in Operating Revenues – Nonutility.

Revenues for Marina increased $1.0 million in the three months ended March 31, 2008, compared with the same period in 2007 due mainly to higher chilled and hot water customer bill rates despite lower consumption. Hot and chilled water consumption decreased 8.2% and 7.7%, respectively due to operating efficiencies at customer facilities.

Revenues for SJESP increased $1.0 million in the three months ended March 31, 2008, compared with the same period in 2007 due mainly to the increase in sales across all main product lines as a result of increased marketing efforts.  Sales in the first quarter of 2007 were negatively impacted by warmer weather.

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

Total SJG margin increased $0.8 million, or 1.3%, for the three months ended March 31, 2008 compared with the same period in 2007 primarily due to customer additions, as noted above.  The CIP protected $10.5 million of pre-tax margin in 2008 that would have been lost due to lower customer usage compared to $5.3 million in the same period last year.  Of these amounts, $2.7 million and $0.5 million were related to weather variations and $7.8 million and $4.8 million were related to other customer usage variations, in 2008 and 2007, respectively.

Gross Margin — Nonutility — Gross margin for the nonutility businesses is defined as revenue less all costs that are directly related to the production, selling and delivery of the company’s products and services. These costs primarily include natural gas and electric commodity costs as well as certain payroll and related benefits. On the statements of condensed consolidated income, revenue is reflected in Operating Revenues - Nonutility and the costs are reflected in Cost of Sales - Nonutility. As discussed in Note 1 to the Condensed Consolidated Financial Statements, revenues and expenses related to the energy trading activities of SJRG are presented on a net basis in Operating Revenues - Nonutility.

For the three months ended March 31, 2008, combined gross margins for the nonutility businesses, net of intercompany transactions, decreased $6.3 million to $6.3 million compared with the same period in 2007. This decrease is primarily due to the following:

•
Gross Margin for SJRG decreased $9.4 million in the three months ended March 31, 2008 compared with the same period in 2007. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts as discussed above, gross margin for SJRG decreased $2.2 million in the first three months of 2008 compared with the same period in 2007. Operationally, margins decreased in 2008 due primarily to less favorable time spreads on storage asset positions than in 2007. These storage assets allow SJRG to lock in the differential between purchasing natural gas at low current prices and selling equivalent quantities at higher future prices. Gross margin is generated via seasonal pricing differentials. Future margins could fluctuate significantly due to the volatile nature of wholesale gas prices.

SJI - 24

•
Gross Margin for Marina increased $0.5 million for the three months ended March 31, 2008 compared with the same period in 2007 due mainly to lower commodity costs related to hot water sales and from an additional landfill engine that came on line in November 2007. Gross margin as a percentage of Operating Revenues did not change significantly in 2008 compared with 2007.

•
Gross margin from SJE’s retail gas sales increased $2.1 million in the three months ended March 31, 2008 compared with the same period in 2007. Gross margin as a percentage of Operating Revenues increased 3.6 percentage points in the first three months of 2008 compared to the same period in 2007. This increase is due mainly to the partial recovery of losses from a full requirements customer in the commercial market that were recognized in 2006. The 2008 margin also includes the impact of our initiatives to actively capitalize on market volatility which resulted in securing more attractive spreads.

•
Gross margin from SJE’s retail electricity sales did not change significantly during the three months ended March 31, 2008 compared with the same period in 2007.  Gross margin as a percentage of Operating Revenues has decreased 1.8 percentage points in the first three months of 2008 compared to the same period in 2007. This decrease is due mainly to the loss of one large high margin customer which was partially offset by the addition of several lower margin customers and lower transmission credits.

•
Gross Margin for SJESP increased $0.5 million in the three months ended March 31, 2008 compared with the same period in 2007. Gross margin as a percentage of Operating Revenues has increased 2.0 percentage points in the first three months of 2008 compared to the same period in 2007. This increase is due mainly to higher margins from strong installation, time and materials, and heater maintenance contract sales as well as several cost-cutting initiatives.

Operations Expense — A summary of net changes in operations expense, for the three months ended March 31 follows (in thousands):

Three Months Ended
March 31,
2008 vs. 2007

Utility	$1,224
Nonutility:
Wholesale Gas	256
Retail Gas and Other	99
Retail Electricity	(46)
On-Site Energy Production	122
Appliance Service	(261)
Total Nonutility	170
Intercompany Eliminations and Other	(308)
Total Operations	$1,086

Utility operations expense increased $1.2 million for the three months ended March 31, 2008, as compared with the same period in 2007.  The increase is primarily due to an increase in spending under the New Jersey Clean Energy Programs (NJCEP).  Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting increase in revenues during the periods.  The BPU-approved NJCEP allows for full recovery of costs, including carrying costs when applicable.  As a result, the increase in expense had no impact on net income.

Nonutility Wholesale Gas Operations expense increased $0.3 million in the three months ended March 31, 2008 compared with the same period in 2007 due mainly to additional personnel costs to support continued growth.

Nonutility Appliance Service Operations expense decreased $0.3 million in the three months ended March 31, 2008 compared with the same period in 2007 due mainly to the benefit of several cost cutting initiatives that were implemented towards the end of 2007.

SJI - 25

Other Operating Expenses —Changes in other consolidated operating expenses for the three months ended March 31, 2008 compared with the same period in 2007, were not significant.

Interest Charges – Interest charges decreased by $1.0 million in the first quarter of 2008, compared with the same period in 2007, due primarily to significantly lower levels of short-term debt, coupled with lower interest rates on short-term debt. Short-term debt declined primarily due to lower natural gas inventory levels at our commodity marketing business.

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

Cash Flows from Operating Activities — Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $102.1 million and $119.5 million for the first quarters of 2008 and 2007, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization and gas cost recoveries. The comparison of net cash provided by operating activities between 2008 and 2007 was negatively impacted by lower gas cost collections under our utility’s BGSS tariff. Reduced collections were due to warm weather in 2008 that reduced gas volume throughput to our customers and the difference between actual gas prices and those being collected under the BGSS was larger in 2008. SJI also ends each calendar year in a prepaid tax position due to mandatory prepayment requirements on all state taxes. Such prepayments are credited against amounts otherwise due during the first quarter of the subsequent year; improving first quarter liquidity.

Cash Flows from Investing Activities — SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. Net cash outflows for capital expenditures, which are primarily construction projects, for the first three months of 2008 and 2007 amounted to $15.4 million and $12.1 million, respectively. We estimate the net cash outflows for construction projects for  fiscal years 2008, 2009 and 2010 to be approximately $59.8 million, $52.5 million and $52.2 million, respectively. Included in the 2008 estimates is $4.8 million in capital costs accrued but not paid as of December 31, 2007.

In support of its risk management activities, SJRG is required to maintain a margin account with a national investment firm as collateral for its forward contracts, swap agreements, options contracts and futures contracts. This margin account is included in Restricted Investments or Margin Account Liability, depending upon the value of the related financial contracts, (the change in the Margin Account Liability is reflected in cash flows from Operating Activities) on the condensed consolidated balance sheets. The required amount of restricted investments changes on a daily basis due to fluctuations in the market value of the related outstanding contracts and are difficult to predict.

Cash Flows from Financing Activities — Short-term borrowings under lines of credit from commercial banks are used to supplement cash from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, short-term debt incurred to finance capital expenditures is refinanced with long-term debt.  No long-term debt has been issued since 2006.

SJI - 26

Bank facilities available to SJI totaled $416.0 million at March 31, 2008, of which $98.4 million, inclusive of $66.6 million of letters of credit, was used. Those bank facilities consist of a $100.0 million revolving credit facility and, $76.0 million of uncommitted bank lines available to SJG; and a $200.0 million revolving credit facility and $40.0 million of uncommitted bank lines available to SJI. The revolving credit facilities expire in August 2011 and contain one financial covenant regarding the ratio of total debt to total capitalization, measured on a quarterly basis. SJI and SJG were in compliance with this covenant as of March 31, 2008. Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business’ future liquidity needs.

SJI supplements its operating cash flow and credit lines with both debt and equity capital. Over the years, SJG has used long-term debt, primarily in the form of First Mortgage Bonds and Medium Term Notes (MTN), secured by the same pool of utility assets, to finance its long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment.  No long-term debt has been issued since 2006.

SJI has raised equity capital over the years through its Dividend Reinvestment Plan (DRP). Participants in SJI's DRP received newly issued shares. Through the end of March 2008, we offered a 2% discount on DRP investments as it was the most cost-effective way to raise equity capital in the quantities we were seeking. Beginning in April 2008, the 2% discount was eliminated and DRP participants will begin receiving shares purchased in the market. Through the DRP, SJI raised $0.6 million of equity capital by issuing 18,190 shares during the first quarter of 2008, and $0.8 million of equity capital by issuing 24,438 shares in the first quarter of 2007. We do not anticipate raising significant amounts of additional equity capital through the DRP in 2008.

SJI’s capital structure was as follows:

	As of March 31, 2008	As of December 31, 2007

Common Equity	56.0%	50.3%
Long-Term Debt	40.4	37.3
Short-Term Debt	3.6	12.4
Total	100.0%	100.0%

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

COMMITMENTS AND CONTINGENCIES:

SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, working capital, and for environmental remediation costs. Net cash outflows for  capital expenditures and remediation projects for the first three months of 2008 amounted to $15.4 and $4.8 million, respectively. Management estimates net cash outflows for construction projects for 2008, 2009 and 2010, to be approximately $59.8 million, $52.5 million and $52.2 million, respectively. Total cash outflows for remediation projects are expected to be $22.1 million, $17.2 million and $9.3 million for 2008, 2009 and 2010, respectively.  As discussed in Notes 9 and 14 to the Financial Statements in Item 8 of SJI’s 10-K as of December 31, 2007, certain environmental costs are subject to recovery from insurance carriers and ratepayers.

SJI - 27

SJI is obligated on the letters of credit supporting the variable-rate demand bonds issued through the New Jersey Economic Development Authority by Marina. Commercial banks have issued $62.3 million of renewing letters of credit under SJI’s revolving credit agreement to support the financing of the original construction and recent expansion of Marina’s Atlantic City thermal plant project.

SJG has certain commitments for both pipeline capacity and gas supply for which it pays fees regardless of usage. Those commitments as of March 31, 2008, average $49.9 million annually and total $207.0 million over the contracts’ lives. Approximately 52% of the financial commitments under these contracts expire during the next five years. SJG expects to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the Basic Gas Supply Service clause.

There were no significant changes to the Company’s contractual obligations described in Note 14 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2007, except for commodity supply purchase obligations which decreased by approximately $47.4 million in total since December 31, 2007. This was primarily due to the expiration of obligations during the first three months of 2008.

Off-Balance Sheet Arrangements– An off-balance sheet arrangement is any contractual arrangement involving an unconsolidated entity under which the company has  either made guarantees, or has certain other interests or obligations.

The Company has recorded a liability of $2.0 million in Other Noncurrent Liabilities on the condensed consolidated balance sheets as of March 31, 2008 for the fair value of the following guarantees:

•
In April 2007, SJI guaranteed certain obligations of LVE Energy Partners, LLC (LVE), an unconsolidated joint venture in which Marina has a 50% equity interest.  LVE entered into a 25 year contract with a resort developer to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada.  LVE began construction of the facility in 2007 and expects to provide full energy services when the resort is completed in 2010.  SJI holds a significant variable interest in LVE but is not the primary beneficiary.  SJI has issued a performance guarantee for up to $180.0 million to the resort developer to ensure that certain construction milestones relating to the development of the thermal facility are met.  Concurrently, SJI is the beneficiary of a surety bond purchased by the project’s general contractor that provides SJI with assurance that construction of the thermal facility will meet those same milestones.  In addition, SJI has guaranteed the obligations of LVE under certain insurance policies during the construction period.  The maximum amount that SJI could be obligated for, in the event that LVE does not have sufficient resources to make deductible payments on future claims under these insurance policies, is approximately $6.0 million.  SJI has also guaranteed certain performance obligations of LVE under the operating agreements between LVE and the resort, up to $20 million each year for the term of the agreement, commencing with the first year of operations.  SJI and the partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees.

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

SJI - 28

Capital Contribution Obligation - In December 2007, Marina and its joint venture partner agreed to each contribute approximately $30.0 million of equity to LVE as part of its construction period financing. LVE will initially use bank and bond financing to fund project construction and then expects to use contributed equity to complete the project. Marina’s obligation is secured by an irrevocable letter of credit from a bank. In the event of a default by LVE on its financing arrangements, the partners may be required to make equity contributions prior to the end of the construction period. However, an equity payment to LVE is not expected to be made prior to 2009.

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

SJI entered into certain contracts to purchase, sell, and transport natural gas. For those derivatives not designated as hedges, we recorded the net unrealized pre-tax loss of $26.4 million and $19.2 million during the three months ended March 31, 2008 and 2007, respectively, which are included with realized gains and losses in Operating Revenues — Nonutility. The fair value and maturity of these energy trading contracts determined under the mark-to-market method as of March 31, 2008 is as follows (in thousands):

Assets				Maturity
	Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Beyond 3 Years	Total

Prices Actively Quoted	NYMEX	$26,425	$3,355	$40	$29,820

Other External Sources	Basis	8,444	2,297	155	10,896

Total		$34,869	$5,652	$195	$40,716

SJI - 29

				Maturity
Liabilities	Source of	Maturity	Maturity	Beyond
	Fair Value	< 1 Year	1 - 3 Years	3 Years	Total

Prices Actively Quoted	NYMEX	$19,404	$2,439	$12	$21,855

Other External Sources	Basis	6,397	67	1	6,465

Total		$25,801	$2,506	$13	$28,320

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Contracted volumes of our NYMEX contracts are 1.0 million decatherms (dth) with a weighted-average settlement price of $8.38 per dth.  Contracted volumes of our basis contracts are 2.1 million dth with a weighted average settlement price of $0.97 per dth.

A reconciliation of SJI's estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Assets, January 1, 2008	$16,286
Contracts Settled During Three Months Ended March 31, 2008, Net	(17,202)
Other Changes in Fair Value from Continuing and New Contracts, Net	13,312

Net Derivatives — Energy Related Assets March 31, 2008	$12,396

Interest Rate Risk — Our exposure to interest-rate risk relates primarily to short-term, variable-rate borrowings. Short-term, variable-rate debt outstanding at March 31, 2008 was  $31.8 million and averaged  $68.0 million during the first  three months of 2008. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a  $0.4 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2007 – 45 b.p. decrease; 2006 — 67 b.p. increase; 2005 — 194 b.p. increase; 2004 — 115 b.p. decrease; and 2003 — 28 b.p. decrease. For March 2008, our average interest rate on variable-rate debt was 3.27%.

We issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of March 31, 2008, the interest costs on all but $7.1 million of our long-term debt was either at a fixed-rate or hedged via an interest rate derivative. Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates. However, during 2008, due to general market conditions, the demand for auction-rate securities has been disrupted, resulting in increased interest rate volatility for tax-exempt auction-rate debt.  As a result, the $25.0 million of tax-exempt auction-rate debt issued by the Company is exposed to changes in interest rates that may not be completely mitigated by the related interest rate derivatives.

SJI - 30

As of March 31, 2008, SJI’s active interest rate swaps were as follows:

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company are effective.

SJI - 31

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company's internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item is incorporated by reference to Part I, Item 2, Pending Litigation, beginning on page  29.

Item 6. Exhibits

(a)          Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

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

SOUTH JERSEY INDUSTRIES, INC.
(Registrant)

Dated: May 12, 2008	By: /s/ Edward J. Graham
Edward J. Graham
Chairman, President & Chief Executive Officer

Dated: May 12, 2008	By: /s/ David A. Kindlick
David A. Kindlick
Vice President & Chief Financial Officer

SJI - 32