Form 10-Q
period 2008-06-30
SOUTH JERSEY INDUSTRIES INC
filed 2008-08-08
CIK 91928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

            (Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

  As of August 1, 2008, there were 29,728,697 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements - See Pages 3 through 20

SJI - 2

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Three Months Ended
	June 30,
	2008	2007

Operating Revenues:
Utility	$93,163	$92,404
Nonutility	42,677	79,256

Total Operating Revenues	135,840	171,660

Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	59,855	60,255
- Nonutility	63,875	60,349
Operations	18,888	16,628
Maintenance	1,635	1,430
Depreciation	7,238	6,891
Energy and Other Taxes	2,116	2,220

Total Operating Expenses	153,607	147,773

Operating (Loss) Income	(17,767)	23,887

Other Income and Expense	458	517

Interest Charges	(5,487)	(6,188)

(Loss) Income Before Income Taxes	(22,796)	18,216

Income Taxes	9,286	(7,622)

Equity in Earnings of Affiliated Companies	229	216

(Loss) Income from Continuing Operations	(13,281)	10,810

Loss from Discontinued Operations - (Net of tax benefit)	(1)	(55)

Net (Loss) Income	$(13,282)	$10,755

Basic Earnings Per Common Share:
Continuing Operations	$(0.447)	$0.367
Discontinued Operations	(0.000)	(0.002)

Basic Earnings Per Common Share	$(0.447)	$0.365

Average Shares of Common Stock Outstanding - Basic	29,728	29,465

Diluted Earnings Per Common Share:
Continuing Operations	$(0.447)	$0.366
Discontinued Operations	(0.000)	(0.002)

Diluted Earnings Per Common Share	$(0.447)	$0.364

Average Shares of Common Stock Outstanding - Diluted	29,728	29,571

Dividends Declared per Common Share	$0.270	$0.245

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SJI - 3

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Six Months Ended
	June 30,
	2008	2007

Operating Revenues:
Utility	$329,575	$357,688
Nonutility	154,312	182,398

Total Operating Revenues	483,887	540,086

Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	221,280	253,220
- Nonutility	169,206	150,853
Operations	38,882	35,536
Maintenance	3,487	2,902
Depreciation	14,425	13,902
Energy and Other Taxes	6,982	7,304

Total Operating Expenses	454,262	463,717

Operating Income	29,625	76,369

Other Income and Expense	739	882

Interest Charges	(11,501)	(13,157)

Income Before Income Taxes	18,863	64,094

Income Taxes	(7,878)	(26,532)

Equity in Earnings of Affiliated Companies	446	422

Income from Continuing Operations	11,431	37,984

Loss from Discontinued Operations - (Net of tax benefit)	(25)	(203)

Net Income	$11,406	$37,781

Basic Earnings Per Common Share:
Continuing Operations	$0.385	$1.291
Discontinued Operations	(0.001)	(0.007)

Basic Earnings Per Common Share	$0.384	$1.284

Average Shares of Common Stock Outstanding - Basic	29,684	29,414

Diluted Earnings Per Common Share:
Continuing Operations	$0.383	$1.286
Discontinued Operations	(0.000)	(0.006)

Diluted Earnings Per Common Share	$0.383	$1.280

Average Shares of Common Stock Outstanding - Diluted	29,809	29,527

Dividends Declared per Common Share	$0.540	$0.490

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SJI - 4

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	June 30,
	2008	2007

Net (Loss) Income	$(13,282)	$10,755

Other Comprehensive Income, Net of Tax:*

Unrealized (Loss) Gain on Available-for-Sale Securities	(42)	114
Unrealized Gain on Derivatives - Other	1,298	1,342
Unrealized Gain (Loss) on Derivatives - Other from Affiliated Companies	2,124	(66)

Other Comprehensive Income - Net of Tax*	3,380	1,390

Comprehensive (Loss) Income	$(9,902)	$12,145

	Six Months Ended
	June 30,
	2008	2007

Net Income	$11,406	$37,781

Other Comprehensive Income, Net of Tax:*

Unrealized (Loss) Gain on Available-for-Sale Securities	(280)	180
Unrealized Gain on Derivatives - Other	519	1,407
Unrealized Gain (Loss) on Derivatives - Other from Affiliated Companies	193	(66)

Other Comprehensive Income - Net of Tax*	432	1,521

Comprehensive Income	$11,838	$39,302

* Determined using a combined statutory tax rate of 41.08%.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SJI - 5

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)
	Six Months Ended
	June 30,
	2008	2007

Net Cash Provided by Operating Activities	$86,315	$112,384

Cash Flows from Investing Activities:
Capital Expenditures	(28,134)	(27,745)
Net (Purchase) Proceeds from Sale of Restricted Investments in Margin Account	(21,157)	10,404
Purchase of Restricted Investments with Escrowed Loan Proceeds	(54)	(313)
Merchandise Loans	(1,583)	(1,670)
Proceeds from Merchandise Loans	1,891	2,090
Purchase of Company Owned Life Insurance	(3,722)	(3,722)
Investment in Affiliate	(87)	(2,137)
Advances on Notes Receivable - Affiliate	(1,200)	-

Net Cash Used in Investing Activities	(54,046)	(23,093)

Cash Flows from Financing Activities:
Net Repayments of Lines of Credit	(4,090)	(85,675)
Principal Repayments of Long-Term Debt	(25,052)	(2,319)
Dividends on Common Stock	(8,016)	(7,208)
Proceeds from Sale of Common Stock	2,076	3,098

Net Cash Used in Financing Activities	(35,082)	(92,104)

Net Decrease in Cash and Cash Equivalents	(2,813)	(2,813)
Cash and Cash Equivalents at Beginning of Period	11,678	7,932

Cash and Cash Equivalents at End of Period	$8,865	$5,119
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SJI - 6

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	June 30,	December 31,
	2008	2007

Assets

Property, Plant and Equipment:
Utility Plant, at original cost	$1,144,044	$1,123,992
Accumulated Depreciation	(285,386)	(276,301)
Nonutility Property and Equipment, at cost	118,228	112,971
Accumulated Depreciation	(13,570)	(11,793)

Property, Plant and Equipment - Net	963,316	948,869

Investments:
Available-for-Sale Securities	6,234	6,734
Restricted	27,672	6,460
Investment in Affiliates	2,107	1,694

Total Investments	36,013	14,888

Current Assets:
Cash and Cash Equivalents	8,865	11,678
Accounts Receivable	149,402	111,899
Unbilled Revenues	9,560	48,304
Provision for Uncollectibles	(5,358)	(5,491)
Natural Gas in Storage, average cost	113,756	123,790
Materials and Supplies, average cost	3,175	2,777
Deferred Income Taxes - Net	4,160	-
Prepaid Taxes	19,379	6,878
Derivatives - Energy Related Assets	42,556	23,270
Other Prepayments and Current Assets	6,690	5,225

Total Current Assets	352,185	328,330

Regulatory and Other Noncurrent Assets:
Regulatory Assets	187,053	188,688
Prepaid Pension	7,328	1,970
Derivatives - Energy Related Assets	9,262	10,941
Unamortized Debt Issuance Costs	7,124	7,386
Notes Receivable - Affiliate	1,200	-
Contract Receivables	12,661	13,220
Other	18,727	15,149

Total Regulatory and Other Noncurrent Assets	243,355	237,354

Total Assets	$1,594,869	$1,529,441

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SJI - 7

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	June 30,	December 31,
	2008	2007

Capitalization and Liabilities

Common Equity:
Common Stock	$37,161	$37,010
Premium on Common Stock	251,024	248,449
Treasury Stock (at par)	(181)	(187)
Accumulated Other Comprehensive Loss	(9,883)	(10,315)
Retained Earnings	201,486	206,123

Total Common Equity	479,607	481,080

Long-Term Debt	332,845	357,896

Total Capitalization	812,452	838,976

Minority Interest	1,314	440

Current Liabilities:
Notes Payable	114,200	118,290
Current Maturities of Long-Term Debt	106	106
Accounts Payable	138,497	101,154
Customer Deposits and Credit Balances	18,809	18,475
Margin Account Liability	-	4,112
Environmental Remediation Costs	18,233	25,827
Taxes Accrued	10,261	5,310
Derivatives - Energy Related Liabilities	56,956	13,735
Deferred Income Taxes - Net	-	20,251
Deferred Contract Revenues	4,508	5,231
Dividends Payable	8,027	-
Interest Accrued	6,323	6,657
Pension and Other Postretirement Benefits	841	805
Other Current Liabilities	7,291	8,358

Total Current Liabilities	384,052	328,311

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	183,350	175,686
Investment Tax Credits	1,991	2,150
Pension and Other Postretirement Benefits	28,677	29,036
Environmental Remediation Costs	46,348	52,078
Asset Retirement Obligations	23,951	24,604
Derivatives - Energy Related Liabilities	13,814	4,190
Derivatives - Other	2,346	2,484
Regulatory Liabilities	81,478	55,779
Other	15,096	15,707

Total Deferred Credits
and Other Noncurrent Liabilities	397,051	361,714

Commitments and Contingencies (Note 12)

Total Capitalization and Liabilities	$1,594,869	$1,529,441

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SJI - 8

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

REVENUE BASED TAXES — SJI collects certain revenue-based energy taxes from customers. Such taxes include New Jersey State Sales Tax, Transitional Energy Facility Assessment (TEFA) and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. TEFA and PUA are included in both utility revenue and cost of sales and totaled $1.3 million and $1.4 million in the three months ended June 30, 2008 and 2007, and $5.0 million and $5.4 million in the six months ended June 30, 2008 and 2007, respectively.

CAPITALIZED INTEREST — SJG capitalizes interest on construction at the rate of return on rate base utilized by the New Jersey Board of Public Utilities (BPU) to set rates in its last base rate proceeding. Marina capitalizes interest on construction projects in progress based on the actual cost of borrowed funds. SJG’s amounts are included in Utility Plant and Marina’s amounts are included in Nonutility Property and Equipment on the condensed consolidated balance sheets. Interest Charges are presented net of capitalized interest on the condensed consolidated statements of income. The amount of interest capitalized by SJI for the three and six months ended June 30, 2008 and 2007 was not significant.

DERIVATIVE INSTRUMENTS — The Company manages its risks of purchases and sales, as well as natural gas in storage, using a variety of derivative instruments that include forward contracts, swap agreements, options contracts and futures contracts.  These contracts are measured at fair value and recorded in Derivatives — Energy Related Assets or Derivatives — Energy Related Liabilities on the condensed consolidated balance sheets. The consolidated net unrealized pre-tax loss of $43.3 million and the net unrealized pre-tax gain of $10.3 million  were recorded in earnings during the three months ended June 30, 2008 and 2007, respectively.  For the six months ended June 30, 2008 and 2007, the net unrealized pre-tax loss of $69.7 million and $9.0 million, respectively were recorded in earnings.  These unrealized gains and losses are included with realized gains and losses in Operating Revenues – Nonutility.

SJI - 9

As part of its gas purchasing strategy, SJG uses financial contracts through SJRG to hedge against forward price risk. The costs or benefits of these short-term contracts are recoverable through SJG’s Basic Gas Supply Service (BGSS) clause, subject to BPU approval. As of June 30, 2008 and December 31, 2007, SJG had $23.8 million of benefits and $2.1 million of costs, respectively, included in its BGSS related to open financial contracts.

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

The differential to be paid or received as a result of these swap agreements is accrued as interest rates change and is recognized as an adjustment to interest expense. As of June 30, 2008 and December 31, 2007, the net unrealized loss on these swaps was $2.3 million and $2.5 million, respectively. The market value represents the amount SJI would have to pay the counterparty to terminate these contracts as of those dates. For selected interest rate derivatives, the market value upon termination can be recovered in rates and has therefore been included in Other Regulatory Assets in the condensed consolidated balance sheets in accordance with FAS 71 “Accounting for the Effects of Certain Types of Regulation.” The remaining interest rate derivatives have been designated as cash flow hedges.

GAS EXPLORATION AND DEVELOPMENT - The Company capitalizes all costs associated with gas property acquisition, exploration and development activities under the full cost method of accounting. Capitalized costs include costs related to unproved properties, which are not amortized until proved reserves are found or it is determined that the unproved properties are impaired. All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. As of June 30, 2008, $4.2 million related to the acquisition of interests in proved and unproved properties in Pennsylvania is included with Nonutility Property and Equipment on the condensed consolidated balance sheets.

TREASURY STOCK – SJI uses the par value method of accounting for treasury stock. As of June 30, 2008, SJI held 144,664 shares of treasury stock. These shares are related to deferred compensation arrangements where the amounts earned are held in the stock of SJI.

NEW ACCOUNTING PRONOUNCEMENTS — In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. This statement was effective in fiscal years beginning after November 15, 2007. However for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, FAS 157 is effective in fiscal years beginning after November 15, 2008.  The adoption of the initial phase of this statement did not have a material effect on the Company’s condensed consolidated financial statements. Management does not anticipate that the adoption of the remainder of this statement will have a material effect on the Company’s condensed consolidated financial statements.

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

In April 2007, the FASB posted FASB Staff Position (FSP) FIN 39-1 “Amendment of FASB Interpretation No. 39” which addresses questions received by the FASB staff regarding Interpretation 39 relating to the offsetting of amounts recognized for forward, interest rate swap, currency swap, option, and other conditional or exchange contracts.  The guidance in this FSP is effective for fiscal years beginning after November 15, 2007.  The adoption of this position did not have a material effect on the Company’s condensed consolidated financial statements.

SJI - 10

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

CORRECTION IN THE PRESENTATION OF THE STATEMENT OF CASH FLOWS - The following items represent corrections made to the six months ended June 30, 2007 on the statements of condensed consolidated cash flows:

•
Cash flows related to merchandise loans to customers for the purpose of attracting conversions to natural gas heating systems should have been classified under the caption Cash Flows from Investing Activities on the statements of condensed consolidated cash flows. Accordingly, cash outflows for loans originated of $1.7 million and cash inflows from the principal collection on these loans of $2.1 million during the six months ended June 30, 2007 are now included within Cash Flows from Investing Activities. The overall net impact resulted in an insignificant amount of Cash Flows from Operating Activities for the six months ended June 30, 2007 now being included within Cash Flows from Investing Activities.

•
Cash flows related to unused loan proceeds that are held in restricted escrow accounts were incorrectly presented on a net basis with the cash flows related to the restricted margin account that is used to support the Company’s risk management activities within Cash Flows from Investing Activities on the statements of condensed consolidated cash flows. Accordingly, purchases of restricted investments with unused loan proceeds of $0.3 million during the six months ended June 30, 2007 is now included in Purchase of Restricted Investments with Escrowed Loan Proceeds. The cash flows related to the restricted margin account remain in Net Proceeds from Sale of Restricted Investments in Margin Account. This change had no overall impact on total Cash Flows from Investing Activities on the statements of condensed consolidated cash flows.

These changes did not impact previously reported revenue or net income and are considered immaterial to the overall presentation of the condensed consolidated financial statements.

SJI - 11

2.           STOCK-BASED COMPENSATION PLAN:

Under the Amended and Restated 1997 Stock-Based Compensation Plan, no more than 2,000,000 shares in the aggregate may be issued to SJI's officers (Officers), non-employee directors (Directors) and other key employees. The plan will terminate on January 26, 2015, unless terminated earlier by the Board of Directors. No options were granted or outstanding during the six months ended June 30, 2008 and 2007. No stock appreciation rights have been issued under the plan. During the six months ended June 30, 2008 and 2007, SJI granted 45,241 and 44,106 restricted shares to Officers and other key employees, respectively.   These restricted shares vest over a three-year period and are subject to SJI achieving certain market based performance targets as compared to a peer group average, which can cause the actual amount of shares that ultimately vest to range from between 0% to 150% of the original share units granted. During the six months ended June 30, 2008, SJI granted 8,667 restricted shares to Directors. Shares issued to Directors vest over a three-year service period but contain no performance conditions. As a result, 100% of the shares granted generally vest.

See Note 2 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2007 for the related accounting policy.

The following table summarizes the nonvested restricted stock awards outstanding at June 30, 2008 and the assumptions used to estimate the fair value of the awards:

	Grant	Shares	Fair Value	Expected	Risk-Free
	Date	Outstanding	Per Share	Volatility	Interest Rate

Officers & Key Employees -	Jan. 2006	35,310	$27.950	16.9%	4.5%
	Jan. 2007	38,624	$29.210	18.5%	4.9%
	Jan. 2008	44,479	$34.030	21.7%	2.9%

Directors -	Dec. 2005	6,340	$29.970	-	-
	Dec. 2006	9,261	$34.020	-	-
	Jan. 2008	8,667	$36.355

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

The following table summarizes the total compensation cost for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Officers & Key Employees	$271	$250	$572	$498
Directors	67	52	134	104
Total Cost	338	302	706	602

Capitalized	(37)	(26)	(75)	(53)
Net Expense	$301	$276	$631	$549

As of June 30, 2008, there was $2.4 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 2.1 years.

SJI - 12

The following table summarizes information regarding restricted stock award activity during the six months ended June 30, 2008 excluding accrued dividend equivalents:

	Officers & Other Key Employees	Directors	Weighted Average Grant Date Fair Value

Nonvested Shares Outstanding, January 1, 2008	110,968	15,601	$28.136
Granted	45,241	8,667	34.404
Vested*	(34,311)	-	25.155
Forfeited	(3,485)	-	29.801
Nonvested Shares Outstanding, June 30, 2008	118,413	24,268	$31.181

* Actual shares awarded to officers upon vesting, including dividend equivalents and adjustments for performance measures totaled 51,838 shares.

During the six months ended June 30, 2008 and 2007, SJI awarded 51,838 shares at a market value of $1.9 million and 69,781 shares at a market value of $2.3 million, respectively. The Company has a policy of issuing new shares to satisfy its obligations under these plans; therefore, there are no cash payment requirements resulting from the normal operation of this plan. However, a change in control could result in such shares becoming nonforefeitable or immediately payable in cash.  At the discretion of the Officers, Directors and other key employees, the receipt of vested shares can be deferred until future periods.  These deferred shares are included in Treasury Stock on the condensed consolidated balance sheets.

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

SJI conducts tests annually to estimate the environmental remediation costs for these properties.

Summarized operating results of the discontinued operations for the three and six months ended June 30, were (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Loss before Income Taxes:
Sand Mining	$(25)	$(63)	$(51)	$(280)
Fuel Oil	23	(8)	12	(19)
Income Tax Benefits	1	16	14	96
Loss from Discontinued Operations — Net	$(1)	$(55)	$(25)	$(203)
Earnings Per Common Share from
Discontinued Operations — Net:
Basic	$(0.000)	$(0.002)	$(0.001)	$(0.007)
Diluted	$(0.000)	$(0.002)	$(0.000)	$(0.006)

SJI - 13

 4.           COMMON STOCK:

The following shares were issued and outstanding at June 30:

2008
Beginning Balance, January 1	29,607,802
New Issues During Period:
Dividend Reinvestment Plan	60,390
Stock-Based Compensation Plan	60,505
Ending Balance, June 30	29,728,697

The par value ($1.25 per share) of stock issued was recorded in Common Stock and the net excess over par value of approximately $2.6 million, was recorded in Premium on Common Stock.

EARNINGS PER COMMON SHARE — Basic EPS is based on the weighted-average number of common shares outstanding. EPS is presented in accordance with FASB Statement No. 128, “Earnings Per Share,” which establishes standards for computing and presenting basic and diluted EPS.    The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 105,615 shares for the three months ended June 30, 2007 and 125,327 and 113,948 shares for the six months ended June 30, 2008 and 2007, respectively.  Incremental shares of 127,068 for the three months ended June 30, 2008 were not included in the denominator for the diluted EPS calculation because they would have an antidilutive effect on EPS.  These shares relate to SJI’s restricted stock as discussed in Note 2.

DIVIDEND REINVESTMENT PLAN (DRP) — Through April 2008, shares of common stock offered through the DRP have been new shares issued directly by SJI. Beginning in April 2008, shares of common stock offered by the DRP have been purchased in open market transactions. During the three months ended June 30, 2008, 12,511 shares of SJI common stock were purchased in open market transactions to satisfy the obligations of the DRP.

5.	RESTRICTED INVESTMENTS:

In accordance with the terms of the Marina and certain SJG loan agreements, unused proceeds are required to be escrowed pending approved construction expenditures. As of June 30, 2008 and December 31, 2007, the escrowed proceeds, including interest earned, totaled $6.5 million.

SJRG maintains a margin account with a national investment firm to support its risk management activities. The balance required to be held in this margin account increases as the net value of the outstanding energy related financial contracts with this investment firm decreases.  As of June 30, 2008,  the balance in this account was $21.2 million. As of December 31, 2007, the Company  was holding $4.1 million in a margin account received from this investment firm as the value of the related financial contracts  had increased. The balance as of December 31, 2007 is reflected in Margin Account Liability on the condensed consolidated balance sheets.

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

SJI - 14

Information about SJI's operations in different reportable operating segments is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating Revenues:
Gas Utility Operations	$93,571	$95,995	$331,475	$373,859
Wholesale Gas Operations	(29,867)	15,789	(3,603)	36,883
Retail Gas and Other Operations	43,588	40,016	100,965	98,733
Retail Electric Operations	17,304	13,133	33,563	25,577
On-Site Energy Production	12,206	9,458	22,969	19,182
Appliance Service Operations	4,239	3,728	9,209	7,696
Corporate & Services	4,528	3,403	8,996	6,786
Subtotal	145,569	181,522	503,574	568,716
Intersegment Sales	(9,729)	(9,862)	(19,687)	(28,630)
Total Operating Revenues	$135,840	$171,660	$483,887	$540,086

Operating (Loss) Income:
Gas Utility Operations	$10,081	$11,176	$57,429	$57,447
Wholesale Gas Operations	(31,641)	9,638	(37,648)	13,305
Retail Gas and Other Operations	107	251	1,989	(56)
Retail Electric Operations	576	822	1,037	1,377
On-Site Energy Production	2,502	2,119	4,936	4,124
Appliance Service Operations	32	(274)	1,028	(71)
Corporate and Services	576	155	854	243
Total Operating (Loss) Income	$(17,767)	$23,887	$29,625	$76,369

Depreciation and Amortization:
Gas Utility Operations	$7,762	$7,234	$15,479	$14,446
Wholesale Gas Operations	15	20	31	36
Retail Gas and Other Operations	5	3	9	5
Appliance Services Operations	77	70	154	132
On-Site Energy Production	753	719	1,505	1,501
Corporate and Services	104	64	201	121
Total Depreciation and Amortization	$8,716	$8,110	$17,379	$16,241

Interest Expense:
Gas Utility Operations	$4,618	$4,792	$9,593	$10,032
Wholesale Gas Operations	62	444	206	1,195
Retail Gas and Other Operations	32	32	108	136
On-Site Energy Production	779	918	1,610	1,794
Corporate and Services	244	766	625	1,870
Subtotal	5,735	6,952	12,142	15,027
Intersegment Borrowings	(248)	(764)	(641)	(1,870)
Total Interest Expense	$5,487	$6,188	$11,501	$13,157

Property Additions:
Gas Utility Operations	$12,136	$12,744	$23,271	$24,293
Wholesale Gas Operations	-	-	3,338	-
Retail Gas and Other Operations	-	22	-	31
Appliance Service Operations	18	116	20	144
On-Site Energy Production	1,012	1,652	1,241	3,400
Corporate and Services	342	446	708	653
Total Property Additions	$13,508	$14,980	$28,578	$28,521

SJI - 15

	June 30, 2008	December 31, 2007

Identifiable Assets:
Gas Utility Operations	$1,237,860	$1,227,162
Wholesale Gas Operations	170,163	142,848
Retail Gas and Other Operations	42,293	42,735
Retail Electric Operations	11,856	7,082
On-Site Energy Production	125,994	124,982
Appliance Service Operations	16,325	16,060
Discontinued Operations	2,164	2,604
Corporate and Services	62,850	58,274
Subtotal	1,669,505	1,621,747
Intersegment Assets	(74,636)	(92,306)
Total Identifiable Assets	$1,594,869	$1,529,441

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

Regulatory Assets consisted of the following items (in thousands):

	June 30, 2008	December 31, 2007
Environmental Remediation Costs:
Expended - Net	$38,605	$25,960
Liability for Future Expenditures	60,685	73,880
Income Taxes-Flowthrough Depreciation	3,218	3,707
Deferred Asset Retirement Obligation Costs	21,847	21,572
Deferred Pension and Other Postretirement Benefit Costs	32,497	32,686
Temperature Adjustment Clause Receivable	1,045	6,516
Conservation Incentive Program Receivable	24,471	18,173
Societal Benefit Costs Receivable	567	2,952
Premium for Early Retirement of Debt	1,289	1,370
Other Regulatory Assets	2,829	1,872

Total Regulatory Assets	$187,053	$188,688

Regulatory Liabilities consisted of the following items (in thousands):

	June 30, 2008	December 31, 2007
Excess Plant Removal Costs	$48,776	$48,705
Liability for NJCEP	1,842	2,797
Deferred Gas Costs and Revenues - Net	28,108	2,586
Other	2,752	1,691

Total Regulatory Liabilities	$81,478	$55,779

SJI - 16

DEFERRED  GAS COSTS AND REVENUES — NET — Over/under collections of gas costs are monitored through SJG’s Basic Gas Supply Service Clause mechanism. Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability. Derivative contracts used to hedge SJG’s natural gas purchases are also included in the BGSS, subject to BPU approval. The BGSS regulatory liability increased from $2.6 million at December 31, 2007 to $28.1 million at June 30, 2008. A change in the fair value of SJG’s energy related derivatives accounted for $25.9 million of the fluctuation.

9.           PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three and six months ended June 30, 2008 and 2007, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Service Cost	$761	$722	$1,599	$1,851
Interest Cost	2,169	1,703	4,160	4,302
Expected Return on Plan Assets	(2,697)	(2,152)	(5,209)	(5,603)
Amortizations:
Prior Service Cost	74	63	146	164
Actuarial Loss	406	442	804	1,032
Net Periodic Benefit Cost	713	778	1,500	1,746
Capitalized Benefit Costs	(269)	(267)	(525)	(633)
Total Net Periodic Benefit Expense	$444	$511	$975	$1,113

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Service Cost	$219	$223	$484	$531
Interest Cost	741	612	1,478	1,458
Expected Return on Plan Assets	(559)	(477)	(1,097)	(1,137)
Amortizations:
Prior Service Credits	(91)	(81)	(177)	(193)
Actuarial Loss	188	138	372	329
Net Periodic Benefit Cost	498	415	1,060	988
Capitalized Benefit Costs	(166)	(146)	(375)	(378)
Total Net Periodic Benefit Expense	$332	$269	$685	$610

Capitalized benefit costs reflected in the table above relate to SJG’s construction program.

During February 2008, SJI contributed $5.9 million to its pension plans.  No contribution was made during the six months ended June 30, 2007.  SJI does not expect to make additional contributions to its employee pension plans in 2008; however, changes in future investment performance and discount rates may ultimately result in a contribution.

See Note 11 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2007, for additional information related to SJI’s pension and other postretirement benefits.

10.          RETAINED EARNINGS:

SJG is restricted as to the amount of cash dividends or other distributions that may be paid on its common stock by an order issued by the BPU in July 2004 that granted SJG an increase in base rates. Per the order, SJG is required to maintain total common equity of no less than $289.2 million. SJG’s total common equity balance was $397.3 million at June 30, 2008.

SJI - 17

Various loan agreements also contain potential restrictions regarding the amount of cash dividends or other distributions that SJG may pay on its common stock. As of June 30, 2008, these loan restrictions did not affect the amount that may be distributed from either SJG’s or SJI’s retained earnings.

11.          UNUSED LINES OF CREDIT:

Bank credit available to SJI totaled $416.0 million at June 30, 2008, of which $180.8 million, inclusive of $66.6 million of letters of credit, was used. Those bank facilities consist of a $100.0 million revolving credit facility and $76.0 million of uncommitted bank lines available to SJG; and a $200.0 million revolving credit facility and $40.0 million of uncommitted bank lines available to SJI. In June 2008, SJG used $25.0 million of the revolving credit facility to repurchase its outstanding auction-rate Series A 2006 Bonds at par. The revolving credit facilities expire in August 2011 and contain one financial covenant regarding the ratio of total debt to total capitalization, measured on a quarterly basis. SJI and SJG were in compliance with this covenant as of June 30, 2008. Borrowings under these credit facilities are at market rates. The average borrowing cost, which changes daily, was 2.85% and 5.72% at June 30, 2008 and 2007, respectively.

12.           COMMITMENTS AND CONTINGENCIES:

GUARANTEES — The Company has recorded a liability of $2.0 million in Other Noncurrent Liabilities on the condensed consolidated balance sheets as of June 30, 2008 and December 31, 2007 for the fair value of the following guarantees:

•      In April 2007, SJI guaranteed certain obligations of LVE Energy Partners, LLC (LVE) an unconsolidated joint venture in which Marina has a 50% equity interest. LVE entered into a 25-year contract with a resort developer to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada. LVE began construction of the facility in 2007 and expected to provide full energy services upon completion of the resort in 2010 (See Note 14 – Subsequent Event). SJI will invest at least $30.0 million during the construction period as discussed below.

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

CAPITAL CONTRIBUTION OBLIGATION - In December 2007, Marina and its joint venture partner agreed to each contribute approximately $30.0 million of equity to LVE as part of its construction period financing. LVE will initially use bank and bond financing to fund project construction and then expects to use contributed equity to complete the project. Marina’s obligation is secured by an irrevocable letter of credit from a bank. In the event of a default by LVE on its financing arrangements, the partners may be required to make the equity contributions prior to the end of the construction period.  (See Note 14 – Subsequent Event)

SJI - 18

STANDBY LETTERS OF CREDIT — As of June 30, 2008, SJI provided $66.6 million of standby letters of credit through SJI’s revolving credit facility. Letters of credit in the amount of $62.3 million support the variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance Marina’s thermal plant project. The additional outstanding letters of credit total $4.3 million, and were posted to enable SJE to market retail electricity and for various construction activities.

 ENVIRONMENTAL REMEDIATION COSTS — SJI incurred and  recorded costs for environmental cleanup of 12 sites where SJG or its predecessors operated gas manufacturing plants. SJG stopped manufacturing gas in the 1950s. SJI and some of its nonutility subsidiaries also accrued costs for environmental cleanup of sites where SJF previously operated a fuel oil business and Morie maintained equipment, fueling stations and storage. There have been no changes to the status of the Company’s environmental remediation efforts since December 31, 2007 as described in Note 14 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2007.   However, the lower end of the range of expected remediation costs, which is recorded as a liability on the condensed consolidated balance sheets, has decreased $13.3 million since December 31, 2007.  This decrease is the result of expenditures of $14.6 million during the first and second quarter of 2008 and revised forecasts of expected remediation costs for all sites as additional information has become available.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category as of June 30, 2008 is as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$6,234	$6,234	$-	$-
Derivatives – Energy Related Assets (B)	51,818	40,937	10,881	-
	$58,052	$47,171	$10,881	$-

Liabilities

Derivatives – Energy Related Liabilities (B)	$70,770	$57,032	$13,738	$-
Derivatives – Other (C)	2.346	-	2,346	-
	$73,116	$57,032	$16,084	$-

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

SJI - 19

14.            SUBSEQUENT EVENT

During 2007, LVE began construction of a district energy system and central energy center for a planned resort in Las Vegas, Nevada (See Note 12). In August 2008, the developer of the planned resort announced that it was delaying construction of the project for nine to twelve months due to a difficult environment in the capital markets and weak economic conditions. As of June 30, 2008, the Company has approximately $0.3 million included in Investment in Affiliates on the condensed consolidated balance sheets related to this project. The district energy system and central energy center are being financed by LVE with debt that is non-recourse to SJI and includes a guaranty by the developer of certain fixed payments to be made under the Energy Sales Agreement until the project begins commercial operations.  During 2007, the Company and its joint venture partner agreed to each contribute approximately $30.0 million of equity to LVE as part of its construction period financing.  The Company's obligation is secured by an irrevocable letter of credit from a bank.  In the event of a default by LVE on its financing arrangements, the partners may be required to make the equity contributions prior to the end of the construction period.

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

Net Income for the three months ended June 30, 2008 decreased $24.0 million, or 223% to a net loss of $13.3 million compared to the three months ended June 30, 2007. Net Income for the six months ended June 30, 2008 decreased $26.4 million, or 70% to $11.4 million compared to the six months ended June 30, 2007.  This decrease is primarily due to the unrealized losses on derivatives used by SJRG to mitigate commodity price risk, as discussed above.  These changes are also discussed in more detail below.

The following tables summarize the composition of SJG’s volumes, revenues, margin and degree days for the six months ended  June 30 (in thousands, except for degree day data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Utility Throughput – dth:
Firm Sales -
Residential	2,748	3,232	12,931	14,513
Commercial	829	931	3,413	3,860
Industrial	15	15	90	121
Cogeneration & Electric Generation	356	131	372	162
Firm Transportation -
Residential	263	273	1,215	1,144
Commercial	869	1,054	3,329	3,664
Industrial	3,167	2,957	6,447	6,068
Cogeneration & Electric Generation	573	713	925	1,127

Total Firm Throughput	8,820	9,306	28,722	30,659

Interruptible Sales	18	28	27	38
Interruptible Transportation	613	728	1,525	1,379
Off-System	1,633	3,079	5,872	9,914
Capacity Release	15,827	22,665	27,057	31,479

Total Throughput	26,911	35,806	63,203	73,469

SJI - 21

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Utility Operating Revenues:
Firm Sales -
Residential	$44,043	$46,183	$187,511	$214,255
Commercial	12,613	11,069	43,799	47,647
Industrial	1,622	1,423	5,177	5,406
Cogeneration & Electric Generation	4,960	1,618	5,287	2,067
Firm Transportation -
Residential	1,611	1,214	6,080	4,788
Commercial	2,755	2,596	10,408	9,624
Industrial	3,081	2,643	6,273	5,733
Cogeneration & Electric Generation	435	552	757	946

Total Firm Revenues	71,120	67,298	265,292	290,466

Interruptible Sales	269	296	394	436
Interruptible Transportation	371	475	967	938
Off-System	18,596	24,230	58,586	76,296
Capacity Release	2,953	3,338	5,753	5,082
Other	262	359	483	642
	93,571	95,996	331,475	373,860
Less: Intercompany Sales	408	3,592	1,900	16,172
Total Utility Operating Revenues	93,163	92,404	329,575	357,688

Less:
Cost of Sales	59,855	60,255	221,280	253,220
Conservation Recoveries*	1,968	1,042	5,033	2,255
RAC Recoveries*	694	473	1,389	945
Revenue Taxes	1,252	1,399	5,042	5,433
Utility Margin	$29,394	$29,235	$96,831	$95,835

Margin:
Residential	$16,154	$17,490	$57,136	$61,752
Commercial and Industrial	6,831	7,625	21,149	22,985
Cogeneration and Electric Generation	610	620	899	979
Interruptible	16	41	81	98
Off-system & Capacity Release	507	599	1,588	1,590
Other Revenues	563	544	783	826
Margin Before Weather Normalization & Decoupling	24,681	26,919	81,636	88,230
CIP Mechanism	4,713	2,316	15,195	7,605
Utility Margin	$29,394	$29,235	$96,831	$95,835

Degree Days:	471	547	2,735	2,965

*Represents revenues for which there is a corresponding charge in operating expenses.  Therefore, such recoveries have no impact on our financial results.

Throughput - Total gas throughput decreased 24.8% and 14.0% for the three and six months ended June 30, 2008, respectively, compared with the same periods in 2007. Firm throughput declined in both the residential and commercial markets as a result of  warmer weather as reflected by the degree day data in the table above, and customer conservation.  Off-System sales (OSS) and capacity release volume decreased substantially as SJG’s portfolio of assets available for such activities has been reduced under the Conservation Incentive Program, as discussed under “Rates and Regulation” in Item 7 of SJI’s Annual Report on Form 10-K as of December 31, 2007.

SJI - 22

Conservation Incentive Program (CIP) - The effects of the CIP on SJG’s net income for the three and six months ended June 30, 2008 and 2007 and the associated weather comparisons were as follows ($’s in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net Income Benefit:
CIP – Weather Related	$0.4	$-	$1.6	$0.2
CIP – Usage Related	2.4	1.4	7.4	4.2
Total Net Income Benefit	$2.8	$1.4	$9.0	$4.4

Weather Compared to 20-Year Average	14.2% warmer	0.4% warmer	8.2% warmer	0.4% warmer
Weather Compared to Prior Year	13.9% warmer	36.4% colder	7.8% warmer	15.6% colder

Operating Revenues – Utility-    Revenues for SJG, net of intercompany transactions increased $0.8 million, or 1% during the second quarter of 2008 compared with the same period in the prior year. As June 2008 was one of the warmest on record, higher electric consumption for air conditioning drove the demand for greater natural gas consumption by the region’s electric utility, thereby increasing total firm revenues during the second quarter of 2008 as compared to the prior year. Also contributing to the increase in revenue was the 4,559 customers SJG added during the 12-month period ended June 30, 2008.  This represents a 1.4% increase in total customers. This increase in firm revenues was partially offset by a decrease in Off-System sales (OSS) revenue during the second quarter of 2008 as compared with the same period in the prior year. As previously discussed above, SJG’s portfolio of assets available for OSS has been reduced under the CIP.

During the first six months of 2008, revenues, net of intercompany transactions, decreased $28.1 million, or 7.9%, compared with the same period in the prior year.   This decrease is primarily due to weather that was 7.8% warmer than last year during the heating season in the first six months of the year which contributed significantly to the reduction in firm sales revenue.  In addition, the Basic Gas Supply Service (BGSS) rate in effect during the first half of 2008 was 12.7% lower than the rate in effect during the same time last year.  SJG reduced its BGSS rate in October 2007 primarily due to a combination of actual and forecasted decreases in wholesale gas costs.  However, as the Company does not profit from the sale of the commodity, the BGSS rate decrease did not have an impact on Company profitability.  The decrease in OSS revenue due to the reduction in the portfolio of assets, as discussed above, also contributed to the decrease in revenue during the first six months of 2008 as compared to the prior year.

Operating Revenues — Nonutility — Combined revenues for SJI’s nonutility businesses, net of intercompany transactions, decreased by  $36.6 million and $28.1 million for the three and six months ended June 30, 2008, respectively, compared with the same periods of  2007.

 SJE’s revenues from retail gas, net of intercompany transactions, increased by $3.2 million and $1.4 million for the three and six months ended June 30, 2008, respectively, compared with the same periods of 2007. This increase is due mainly to substantially higher natural gas prices in 2008 partially offset by the decline in residential and commercial customer counts. SJE had 11,958 residential customers as of June 30, 2008, compared with 16,082 customers as of June 30, 2007. Market conditions and utility pricing are making it difficult to acquire and retain these customers. SJE’s commercial customer count also decreased from 1,792 as of June 30, 2007 to 1,328 as of June 30, 2008. During 2007, we strategically reduced our exposure in the heat-sensitive market due to price volatility and weather risk. Prospective marketing efforts are focused on the pursuit of non-heat-sensitive commercial customers.

SJE’s revenues from retail electricity, net of intercompany transactions, increased $2.6 million and $5.8 million for the three and six months ended June 30, 2008, respectively, compared with the same periods of 2007, due mainly to higher electricity commodity prices and the addition of several new commercial customers in the New England area.

SJI - 23

SJRG’s revenues, net of intercompany transactions, decreased $45.7 million and $40.4 million for the three and six months ended June 30, 2008, respectively, compared with the same periods of 2007. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility, SJRG’s revenues increased $7.9 million and $20.3 million for the three and six months ended June 30, 2008, respectively, compared with the same periods of 2007. A summary of SJRG’s revenue for the three and six months ended June 30 is as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
SJRG Revenue	$(30.0)	$15.7	$(45.7)	$(3.8)	$36.6	$(40.4)
Add: Unrealized Losses (Subtract: Unrealized Gains	43.3	(10.3)	53.6	69.7	9.0	60.7
SJRG Revenue, Excluding Unrealized Losses (Gains)	$13.3	$5.4	$7.9	$65.9	$45.6	$20.3

The increase in revenues for the three months ended June 30, 2008 compared with the same period of 2007 is mainly due to realized gains on storage injection hedges recorded in 2008 versus realized losses recorded in 2007. These hedge gains and losses are a product of market conditions and represent a temporary inventory cycle timing difference. The increase in revenues for the comparative six month periods is also attributable to a 43.4% increase in sales of storage volumes. As discussed in Note 1 to the condensed consolidated financial statements, revenues and expenses related to the energy trading activities of SJRG are presented on a net basis in Operating Revenues – Nonutility.

Revenues for Marina increased $2.7 million and $3.8 million for the three and six months ended June 30, 2008, respectively, compared with the same periods of 2007 due mainly to higher rates on chilled and hot water, and increased chilled water consumption. Higher rates were driven by higher underlying commodity prices. The opening of Borgata’s new Water Club tower and record warm temperatures in June were the principal drivers of the increased chilled water consumption. For the three months ended June 30, 2008 hot water consumption decreased 7.5% and chilled water consumption increased 16.0% compared to the same period of 2007. For the six months ended June 30, 2008, hot water consumption decreased 7.9% and chilled water consumption increased 9.0% compared to the same period of 2007. Typically, revenues from chilled water sales are substantially higher than revenues from hot water sales.

Revenues for SJESP increased $0.5 million and $1.5 million for the three and six months ended June 30, 2008, respectively, compared with the same periods of 2007 due mainly to the increase in sales across all main product lines. Sales in the first quarter of 2007 were negatively impacted by warmer weather.

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

Total margin increased $0.2 million, or 0.5%, for the three months ended June 30, 2008 compared with the same period in 2007 due to customer additions as noted above, and partially offset by lower margins from OSS and capacity release.  Margins declined in these markets, as previously noted, due to the substantial reduction in SJG’s portfolio of assets available for these activities.   The CIP protected $4.7 million of pre-tax margin in 2008 that would have been lost due to lower customer usage compared to $2.3 million in the same period last year.  In 2008, $0.7 million was related to weather variations and $4.0 million was related to other customer usage variations.  In 2007, the full $2.3 million was related to other customer usage variations.

SJI - 24

Total margin increased $1.0 million, or 1.0%, for the six months ended June 30, 2008 compared with the same period in 2007 primarily due to customer additions and partially offset by lower margins from OSS and capacity release as noted above.  The CIP protected $15.2 million of pre-tax margin in the first half of 2008 that would have been lost due to lower customer usage, compared to $7.6 million in the same period last year.  Of these amounts, $2.7 million and $0.5 million were related to weather variations and $12.5 million and $7.1 million were related to other customer usage variations in 2008 and 2007, respectively.

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

For the three and six months ended June 30, 2008, combined gross margins for the nonutility businesses, net of intercompany transactions, decreased $40.1 million and $46.4 million, respectively, compared with the same periods in 2007. This decrease is primarily due to the following:

•
Gross Margin for SJRG decreased $41.0 million and $50.5 million for the three and six months ended June 30, 2008, respectively, compared with the same periods of 2007. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts as discussed above, gross margin for SJRG increased $12.6 million and $10.4 million for the three and six months ended June 30, 2008, respectively, compared with the same periods of 2007. These increases are mainly due to the recognition of storage hedge gains and losses – See Operating Revenues – Nonutility and a refund of previously expensed transportation charges. Storage assets allow SJRG to lock in the differential between purchasing natural gas at low current prices and selling equivalent quantities at higher future prices. Gross margin is generated via seasonal pricing differentials. Future margins could fluctuate significantly due to the volatile nature of wholesale gas prices.

•
Gross Margin for Marina increased $1.0 million and $1.5 million for the three and six months ended June 30, 2008, respectively, compared with the same periods of 2007.  These increases are due mainly to higher chilled water sales – See Operating Revenues - Nonutility. Gross margin as a percentage of Operating Revenues decreased 3.4 and 2.2 percentage points for the three and six months ended 2008, respectively, compared with the same periods of 2007 due mainly to an increase in revenue from electricity. Sales of electricity to the Borgata earn smaller margins than chilled and hot water and as a result, an increase in these sales will lower the margin as a percentage of revenues.

•
Gross margin and gross margin as a percentage of Operating Revenues from SJE’s retail gas sales for the three months ended June 30, 2008 did not change significantly compared with the same period in 2007. Retail gas margins increased $1.9 million for the six months ended June 30, 2008 compared with the same period of 2007. Gross margin as a percentage of Operating Revenues increased 1.8 percentage points for the six months ended June 30, 2008 compared to the same period in 2007. The increase is due mainly to the partial recovery of losses from a full requirements customer in the commercial market that were recognized in 2006. The 2008 margin also includes the impact of our initiatives to actively capitalize on market volatility which resulted in securing more attractive spreads particularly in the first quarter.

•
Gross margin from SJE’s retail electricity sales during the three and six months ended June 30, 2008 did not change significantly as compared with the same periods of 2007.  Gross margin as a percentage of Operating Revenues decreased 2.9 and 2.4 percentage points for the three and six months ended June 30, 2008, respectively, compared to the same periods of 2007. This decrease is due mainly to the recovery in the second quarter of 2007 of previously recorded costs, and the loss of one large high margin customer in 2008 which was partially offset by the addition of several lower margin customers and lower transmission credits.

SJI - 25

•
Gross Margin for SJESP during the three and six months ended June 30, 2008 did not change significantly as compared with the same periods of 2007. Gross margin as a percentage of Operating Revenues increased 2.0 and 2.1 percentage points in the three and six months ended June 30, 2008, respectively, compared to the same periods of 2007. This increase is due mainly to higher margins from strong installation, time and materials and heater and air conditioner maintenance contracts sales and impact of several cost-cutting initiatives.

Operations Expense — A summary of net changes in operations expense, for the three and six months ended  June 30, follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2008 vs. 2007	2008 vs. 2007

Utility	$1,977	$3,201
Nonutility:
Wholesale Gas	257	513
Retail Gas and Other	(113)	(14)
Retail Electricity	101	55
On-Site Energy Production	557	679
Appliance Service	(26)	(287)
Total Nonutility	776	946
Intercompany Eliminations and Other	(493)	(801)
Total Operations	$2,260	$3,346

Utility operations expense increased $2.0 million and $3.2 million for the three and six months ended June 30, 2008, respectively, as compared with the same periods in 2007.  These increases are primarily the result of increased spending under the New Jersey Clean Energy Programs (NJCEP) which increased $0.9 million and $2.8 million during the three and six months ended June 30, 2008 compared to the same periods last year, respectively.  Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting increase in revenues during the period. The BPU-approved NJCEP allows for full recovery of costs, including carrying costs when applicable.  As a result, the increase in expense had no impact on net income. Other increases in utility operations expense were not significant.

Nonutility Wholesale Gas Operations expense increased $0.3 million and $0.5 million for the three and six months ended June 30, 2008, respectively, compared with the same periods of 2007 due mainly to additional personnel costs to support continued growth.

Nonutility On-Site Energy Production Operations expense increased $0.6 million and $0.7 million for the three and six months ended June 30, 2008, respectively, compared with the same periods of 2007 due mainly to increased engine maintenance costs at our landfill sites and additional personnel costs to support continued growth.

Nonutility Appliance Service Operations expense decreased $0.3 million in the six months ended June 30, 2008 compared with the same period in 2007 due mainly to the benefit of several cost cutting initiatives that were implemented towards the end of 2007.

Other Operating Expenses —Changes in other consolidated operating expenses which consist of Maintenance, Depreciation, and Energy and Other Taxes for the three and six months ended June 30, 2008 compared with the same period in 2007, were not significant.

Interest Charges – Interest charges decreased by $0.7 million and $1.7 million for the three and six month periods ended June 30, 2008, respectively, compared with the same period in 2007, due primarily to significantly lower levels of short-term debt, coupled with lower interest rates on short-term debt. Short-term debt declined primarily due to lower natural gas inventory levels at our commodity marketing business.  Partially offsetting these factors were higher interest rates incurred on SJG’s auction-rate debt.

Discontinued Operations— The losses are primarily comprised of environmental remediation and product liability litigation associated with previously disposed of businesses.

SJI - 26

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

Cash Flows from Operating Activities — Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $86.3 million and $112.4 million for the first  six months of 2008 and 2007, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization and gas cost recoveries. The comparison of net cash provided by operating activities between 2008 and 2007 was negatively impacted by lower gas cost collections under our utility’s BGSS tariff. Reduced collections were due to warm weather in 2008 that reduced gas volume throughput to our customers and the difference between actual gas prices and those being collected under the BGSS was larger in 2008.   In aggregate, SJG’s net gas cost recoveries were $14.4 million less than last year.  In addition, SJG incurred an additional $10.1 million in planned environmental remediation costs during the first six months of 2008 compared to the same period in 2007.

Cash Flows from Investing Activities — SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. Net cash outflows for capital expenditures, which are primarily construction projects, for the first  six months of 2008 and 2007 amounted to $28.1 million and $27.7 million, respectively. We estimate the net cash outflows for construction projects for  fiscal years 2008, 2009 and 2010 to be approximately $78.0 million, $71.5 million and $52.2 million, respectively. The estimated cash outflows for 2008 and 2009 increased from prior estimates due to additional planned expenditures for delivery system infrastructure improvements. Included in the 2008 estimates is $4.8 million in capital costs accrued but not paid as of December 31, 2007.

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

Cash Flows from Financing Activities — Short-term borrowings under lines of credit from commercial banks are used to supplement cash from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, short-term debt incurred to finance capital expenditures is refinanced with long-term debt.    In June 2008, SJG repurchased $25.0 million of its auction- rate securities at par by drawing under its lines of credit.  That action resulted in a $25.0 million reduction in long-term debt on SJG’s balance sheet.  SJG anticipates converting these auction-rate securities to a different interest rate mode and remarketing them to the public during the third quarter.  At that time, short-term debt will reduce by $25.0 million and long-term debt will increase by the same amount.

Bank facilities available to SJI totaled $416.0 million at June 30, 2008, of which $180.8 million, inclusive of $66.6 million of letters of credit, was used. Those bank facilities consist of a $100.0 million revolving credit facility and, $76.0 million of uncommitted bank lines available to SJG; and a $200.0 million revolving credit facility and $40.0 million of uncommitted bank lines available to SJI. The revolving credit facilities expire in August 2011 and contain one financial covenant regarding the ratio of total debt to total capitalization, measured on a quarterly basis. SJI and SJG were in compliance with this covenant as of June 30, 2008. Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business’ future liquidity needs.

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

SJI - 27

SJI has raised equity capital over the years through its Dividend Reinvestment Plan (DRP). Participants in SJI's DRP received newly issued shares. Through the end of March 2008, we offered a 2% discount on DRP investments as it was the most cost-effective way to raise equity capital in the quantities we were seeking. Beginning in April 2008, the 2% discount was eliminated and DRP participants began receiving shares purchased in the market. Through the DRP, SJI raised $2.1 million of equity capital by issuing 60,390 shares during the first six months of 2008, and $3.1 million of equity capital by issuing 85,878 shares in the first six months of 2007. We do not anticipate raising significant amounts of additional equity capital through the DRP in 2008.

SJI’s capital structure was as follows:

	As of June 30, 2008	As of December 31, 2007

Common Equity	51.8%	50.3%
Long-Term Debt	35.9	37.3
Short-Term Debt	12.3	12.4
Total	100.0%	100.0%

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

COMMITMENTS AND CONTINGENCIES:

SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, working capital, and for environmental remediation costs. Net cash outflows for capital expenditures and remediation projects for the first six months of 2008 amounted to $28.1 and $14.6 million, respectively. Management estimates net cash outflows for construction projects for 2008, 2009 and 2010, to be approximately $78.0 million, $71.5 million and $52.2 million, respectively, which has increased from prior estimates due to additional planned expenditures for delivery system infrastructure improvements. Total cash outflows for remediation projects are expected to be $21.9 million, $17.2 million and $9.3 million for 2008, 2009 and 2010, respectively.  As discussed in Notes 9 and 14 to the Financial Statements in Item 8 of SJI’s 10-K as of December 31, 2007, certain environmental costs are subject to recovery from insurance carriers and ratepayers.

SJI is obligated on the letters of credit supporting the variable-rate demand bonds issued through the New Jersey Economic Development Authority by Marina. Commercial banks have issued $62.3 million of renewing letters of credit under SJI’s revolving credit agreement to support the financing of the original construction and recent expansion of Marina’s Atlantic City thermal plant project.

SJG has certain commitments for both pipeline capacity and gas supply for which it pays fees regardless of usage. Those commitments as of June 30, 2008, average $44.9 million annually and total $177.5 million over the contracts’ lives. Approximately 49% of the financial commitments under these contracts expire during the next five years. SJG expects to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the Basic Gas Supply Service clause.

There were no significant changes to the Company’s contractual obligations described in Note 14 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2007, except for commodity supply purchase obligations which decreased by approximately $124.2 million in total since December 31, 2007. This was primarily due to the expiration of obligations during the first six months of 2008 and includes the impact of a rate case settlement by one of SJG’s suppliers.

Off-Balance Sheet Arrangements– An off-balance sheet arrangement is any contractual arrangement involving an unconsolidated entity under which the company has  either made guarantees, or has certain other interests or obligations.

SJI - 28

The Company has recorded a liability of $2.0 million in Other Noncurrent Liabilities on the condensed consolidated balance sheets as of June 30, 2008 for the fair value of the following guarantees:

•
In April 2007, SJI guaranteed certain obligations of LVE Energy Partners, LLC (LVE), an unconsolidated joint venture in which Marina has a 50% equity interest.  LVE entered into a 25 year contract with a resort developer to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada.  LVE began construction of the facility in 2007 and expected to provide full energy services upon completion of the resort in 2010.  In August 2008, the developer of the planned resort announced that it was delaying construction of the project for nine to twelve months due to a difficult environment in the capital markets and weak economic conditions. SJI holds a significant variable interest in LVE but is not the primary beneficiary.  SJI has issued a performance guarantee for up to $180.0 million to the resort developer to ensure that certain construction milestones relating to the development of the thermal facility are met.  Concurrently, SJI is the beneficiary of a surety bond purchased by the project’s general contractor that provides SJI with assurance that construction of the thermal facility will meet those same milestones.  In addition, SJI has guaranteed the obligations of LVE under certain insurance policies during the construction period.  The maximum amount that SJI could be obligated for, in the event that LVE does not have sufficient resources to make deductible payments on future claims under these insurance policies, is approximately $6.0 million.  SJI has also guaranteed certain performance obligations of LVE under the operating agreements between LVE and the resort, up to $20 million each year for the term of the agreement, commencing with the first year of operations.  SJI and the partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees.

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

Capital Contribution Obligation - In December 2007, Marina and its joint venture partner agreed to each contribute approximately $30.0 million of equity to LVE as part of its construction period financing. LVE will initially use bank and bond financing to fund project construction and then expects to use contributed equity to complete the project. Marina’s obligation is secured by an irrevocable letter of credit from a bank. In the event of a default by LVE on its financing arrangements, the partners may be required to make the equity contributions prior to the end of the construction period.  See Note 14 – Subsequent Event, to the condensed consolidated financial statements.

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

SJI - 29

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

SJI entered into certain contracts to purchase, sell, and transport natural gas. For those derivatives not designated as hedges, the net unrealized pre-tax loss of $43.3 million and the net unrealized pre-tax gain of $10.3 million during the three months ended June 30, 2008 and 2007, respectively is included with realized gains and losses in Operating Revenues — Nonutility. For the six months ended June 30, 2008 and 2007, the net unrealized pre-tax loss of $69.7 million and $9.0 million, respectively is included with realized gains and losses in Operating Revenues - Nonutility.  The fair value and maturity of these energy-trading contracts determined under the mark-to-market method as of June 30, 2008 is as follows (in thousands):

Assets				Maturity
	Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Beyond 3 Years	Total

Prices Actively Quoted	NYMEX	$35,051	$5,813	$-	$40,864

Other External Sources	Basis	7,505	3,376	73	10,954

Total		$42,556	$9,189	$73	$51,818

				Maturity
Liabilities	Source of	Maturity	Maturity	Beyond
	Fair Value	< 1 Year	1 - 3 Years	3 Years	Total

Prices Actively Quoted	NYMEX	$45,705	$10,815	$512	$57,032

Other External Sources	Basis	11,251	2,430	57	13,738

Total		$56,956	$13,245	$569	$70,770

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Contracted volumes of our NYMEX contracts are 5.9 million decatherms (dth) with a weighted-average settlement price of $8.93 per dth.  Contracted volumes of our basis contracts are 5.2 million dth with a weighted average settlement price of $0.94 per dth.

A reconciliation of SJI's estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Assets, January 1, 2008	$16,286
Contracts Settled During Six Months Ended June 30, 2008, Net	(17,461)
Other Changes in Fair Value from Continuing and New Contracts, Net	(17,777)

Net Derivatives — Energy Related Liabilities June 30, 2008	$(18,952)

Interest Rate Risk — Our exposure to interest-rate risk relates primarily to short-term, variable-rate borrowings. Short-term, variable-rate debt outstanding at June 30, 2008 was  $114.2 million and averaged  $54.0 million during the first  six  months of 2008. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $0.3 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2007 – 45 b.p. decrease; 2006 — 67 b.p. increase; 2005 — 194 b.p. increase; 2004 — 115 b.p. decrease; and 2003 — 28 b.p. decrease. For  June 2008, our average interest rate on variable-rate debt was 2.63%.

SJI - 30

We issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of June 30, 2008, the interest costs on all but $7.1 million of our long-term debt was either at a fixed-rate or hedged via an interest rate derivative. Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates. However, due to general market conditions during 2008, the demand for auction-rate securities was disrupted resulting in increased interest rate volatility for tax-exempt auction-rate debt.   As a result, the $25.0 million of tax-exempt auction-rate debt issued by the Company (and repurchased in June 2008)was exposed to changes in interest rates that were not completely mitigated by the related interest rate derivatives.

As of June 30, 2008, SJI’s active interest rate swaps were as follows:

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company are effective.

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company's internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item is incorporated by reference to Part I, Item 2, Pending Litigation, beginning on page 29.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

SJI - 31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information about purchases by SJI of its own common stock during the three months ended June 30, 2008:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs[2]
April 2008	3,909	$36.90	-	-
May 2008	8,602	$38.51	-	-
June 2008	-	-	-	-
Total	12,511		-	-

1The total number of shares purchased and the average price paid per share represent shares purchased in open market transactions under the South Jersey Industries Dividend Reinvestment Plan (the “DRP”) by the administrator of the DRP.

2Currently there are no publicly announced plans or programs for SJI to purchase shares of its own common stock.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	Our annual meeting of shareholders was held on April 18, 2008.
(b)	Class I directors (with a term expiring 2011) were elected as follows:

	For	Withheld
Keith S. Campbell	26,217,712	508,265
W. Cary Edwards	26,108,802	617,175

Class II directors (with terms expiring in 2009) continuing in office are:
        Shirli M. Billings, Thomas A. Bracken, Sheila Hartnett-Devlin, and Frederick R. Raring ..

Class III directors (with terms expiring in 2010) continuing in office are:
Helen R. Bosley, Edward J. Graham, William J. Hughes, and Herman D. James.

South Jersey Industries, Inc. amended its bylaws (Article II, Section 2.1) to increase the size of the board of directors from 10 to 12 members at its April 18, 2008 board meeting.  The members of SJI’s board then elected Walter M. Higgins III and Joseph H. Petrowski to SJI’s board.

(1) The results of voting on Proposals 2 and 3 (as numbered in the 2008 Proxy Statement) were as follows:

        (2) The appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 2008 was approved by a vote of 26,466,998 for the appointment and 144,584 against, with 114,396 abstentions.

(3)  A shareholder proposal requesting the Board of Directors to take the steps necessary to eliminate classification of terms of its Board of Directors and require that all Directors stand for election annually was approved by a vote of 13,218,147 for the proposal and 8,780,606 against, with 669,252 abstentions.

SJI - 32

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

SOUTH JERSEY INDUSTRIES, INC.
(Registrant)

Dated: August 8, 2008	By: /s/ Edward J. Graham
Edward J. Graham
Chairman, President & Chief Executive Officer

Dated: August 8, 2008	By: /s/ David A. Kindlick
David A. Kindlick
Vice President & Chief Financial Officer

SJI - 33