Form 10-Q
period 2008-09-30
SOUTH JERSEY INDUSTRIES INC
filed 2008-11-07
CIK 91928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

 (Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[X]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [X]

As of November 3, 2008, there were 29,728,697 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements - See Pages 3 through 20

SJI - 2

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands, Except for Per Share Data)

	Three Months Ended
	September 30,
	2008	2007

Operating Revenues:
Utility	$63,687	$83,385
Nonutility	146,726	72,843

Total Operating Revenues	210,413	156,228

Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	40,324	61,188
- Nonutility	61,935	47,976
Operations	17,923	16,084
Maintenance	1,925	1,544
Depreciation	7,333	6,982
Energy and Other Taxes	1,646	1,587

Total Operating Expenses	131,086	135,361

Operating Income	79,327	20,867

Other Income and Expense	496	303

Interest Charges	(5,745)	(6,966)

Income Before Income Taxes	74,078	14,204

Income Taxes	(30,367)	(5,818)

Equity in Earnings of Affiliated Companies	147	178

Income from Continuing Operations	43,858	8,564

Loss from Discontinued Operations - (Net of tax benefit)	(76)	(33)

Net Income	$43,782	$8,531

Basic Earnings Per Common Share:
Continuing Operations	$1.475	$0.290
Discontinued Operations	(0.002)	(0.001)

Basic Earnings Per Common Share	$1.473	$0.289

Average Shares of Common Stock Outstanding - Basic	29,729	29,518

Diluted Earnings Per Common Share:
Continuing Operations	$1.469	$0.289
Discontinued Operations	(0.003)	(0.001)

Diluted Earnings Per Common Share	$1.466	$0.288

Average Shares of Common Stock Outstanding - Diluted	29,865	29,627

Dividends Declared per Common Share	$0.270	$0.245

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SJI - 3

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands, Except for Per Share Data)

	Nine Months Ended
	September 30,
	2008	2007

Operating Revenues:
Utility	$393,262	$441,073
Nonutility	301,038	255,241

Total Operating Revenues	694,300	696,314

Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	261,604	314,408
- Nonutility	231,141	198,830
Operations	56,805	51,619
Maintenance	5,412	4,446
Depreciation	21,758	20,884
Energy and Other Taxes	8,628	8,891

Total Operating Expenses	585,348	599,078

Operating Income	108,952	97,236

Other Income and Expense	1,235	1,184

Interest Charges	(17,246)	(20,123)

Income Before Income Taxes	92,941	78,297

Income Taxes	(38,245)	(32,350)

Equity in Earnings of Affiliated Companies	593	600

Income from Continuing Operations	55,289	46,547

Loss from Discontinued Operations - (Net of tax benefit)	(101)	(235)

Net Income	$55,188	$46,312

Basic Earnings Per Common Share:
Continuing Operations	$1.862	$1.581
Discontinued Operations	(0.004)	(0.008)

Basic Earnings Per Common Share	$1.858	$1.573

Average Shares of Common Stock Outstanding - Basic	29,699	29,449

Diluted Earnings Per Common Share:
Continuing Operations	$1.854	$1.575
Discontinued Operations	(0.004)	(0.008)

Diluted Earnings Per Common Share	$1.850	$1.567

Average Shares of Common Stock Outstanding - Diluted	29,828	29,561

Dividends Declared per Common Share	$0.810	$0.735

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SJI - 4

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	September 30,
	2008	2007

Net Income	$43,782	$8,531

Other Comprehensive Income, Net of Tax:*

Unrealized (Loss) Gain on Available-for-Sale Securities	(355)	41
Unrealized Loss on Derivatives - Other	(20)	(1,277)
Unrealized Loss on Derivatives - Other from Affiliated Companies	(347)	(858)

Other Comprehensive Loss - Net of Tax*	(722)	(2,094)

Comprehensive Income	$43,060	$6,437

	Nine Months Ended
	September 30,
	2008	2007

Net Income	$55,188	$46,312

Other Comprehensive Income, Net of Tax:*

Unrealized (Loss) Gain on Available-for-Sale Securities	(635)	221
Unrealized Gain on Derivatives - Other	499	64
Unrealized Loss on Derivatives - Other from Affiliated Companies	(154)	(858)

Other Comprehensive Loss - Net of Tax*	(290)	(573)

Comprehensive Income	$54,898	$45,739

* Determined using a combined statutory tax rate of 41.08%.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SJI - 5

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)
	Nine Months Ended
	September 30,
	2008	2007

Net Cash Provided by Operating Activities	$32,072	$104,453

Cash Flows from Investing Activities:
Capital Expenditures	(45,048)	(40,915)
Net (Purchase) Proceeds from Sale of Restricted Investments in Margin Account	(11,150)	10,404
Proceeds from Sale of Restricted Investments from Escrowed Loan Proceeds	-	4,172
Purchase of Restricted Investments with Escrowed Loan Proceeds	(75)	(127)
Merchandise Loans	(2,857)	(2,695)
Proceeds from Merchandise Loans	2,923	2,975
Purchase of Company Owned Life Insurance	(4,287)	(3,917)
Investment in Affiliate	(781)	(7,463)
Advances on Notes Receivable - Affiliate	(4,832)	-

Net Cash Used in Investing Activities	(66,107)	(37,566)

Cash Flows from Financing Activities:
Net Borrowings (Repayments) of Lines of Credit	40,835	(48,915)
Proceeds from Issuance of Long-Term Debt	25,000	-
Payments for Issuance of Long-Term Debt	(247)	-
Principal Repayments of Long-Term Debt	(25,079)	(2,364)
Dividends on Common Stock	(16,042)	(14,431)
Proceeds from Sale of Common Stock	2,076	5,105

Net Cash Provided by (Used in) Financing Activities	26,543	(60,605)

Net (Decrease) Increase in Cash and Cash Equivalents	(7,492)	6,282
Cash and Cash Equivalents at Beginning of Period	11,678	7,932

Cash and Cash Equivalents at End of Period	$4,186	$14,214
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SJI - 6

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	September 30,	December 31,
	2008	2007

Assets

Property, Plant and Equipment:
Utility Plant, at original cost	$1,156,565	$1,123,992
Accumulated Depreciation	(290,215)	(276,301)
Nonutility Property and Equipment, at cost	120,225	112,971
Accumulated Depreciation	(14,483)	(11,793)

Property, Plant and Equipment - Net	972,092	948,869

Investments:
Available-for-Sale Securities	5,653	6,734
Restricted	17,685	6,460
Investment in Affiliates	2,058	1,694

Total Investments	25,396	14,888

Current Assets:
Cash and Cash Equivalents	4,186	11,678
Accounts Receivable	93,291	111,899
Unbilled Revenues	9,788	48,304
Provision for Uncollectibles	(5,839)	(5,491)
Natural Gas in Storage, average cost	179,330	123,790
Materials and Supplies, average cost	3,730	2,777
Prepaid Taxes	18,594	6,878
Derivatives - Energy Related Assets	44,448	23,270
Other Prepayments and Current Assets	7,382	5,225

Total Current Assets	354,910	328,330

Regulatory and Other Noncurrent Assets:
Regulatory Assets	212,743	188,688
Prepaid Pension	7,046	1,970
Derivatives - Energy Related Assets	16,300	10,941
Unamortized Debt Issuance Costs	7,231	7,386
Notes Receivable - Affiliate	4,832	-
Contract Receivables	12,678	13,220
Other	20,083	15,149

Total Regulatory and Other Noncurrent Assets	280,913	237,354

Total Assets	$1,633,311	$1,529,441

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SJI - 7

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	September 30,	December 31,
	2008	2007

Capitalization and Liabilities

Common Equity:
Common Stock	$37,161	$37,010
Premium on Common Stock	251,340	248,449
Treasury Stock (at par)	(182)	(187)
Accumulated Other Comprehensive Loss	(10,605)	(10,315)
Retained Earnings	237,242	206,123

Total Common Equity	514,956	481,080

Long-Term Debt	357,818	357,896

Total Capitalization	872,774	838,976

Minority Interest	1,255	440

Current Liabilities:
Notes Payable	159,125	118,290
Current Maturities of Long-Term Debt	106	106
Accounts Payable	88,095	101,154
Customer Deposits and Credit Balances	30,323	18,475
Margin Account Liability	-	4,112
Environmental Remediation Costs	20,035	25,827
Taxes Accrued	3,632	5,310
Derivatives - Energy Related Liabilities	31,299	13,735
Deferred Income Taxes - Net	19,661	20,251
Deferred Contract Revenues	5,701	5,231
Dividends Payable	8,027	-
Interest Accrued	4,831	6,657
Pension and Other Postretirement Benefits	841	805
Other Current Liabilities	6,715	8,358

Total Current Liabilities	378,391	328,311

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	190,818	175,686
Investment Tax Credits	1,911	2,150
Pension and Other Postretirement Benefits	28,461	29,036
Environmental Remediation Costs	55,181	52,078
Asset Retirement Obligations	23,932	24,604
Derivatives - Energy Related Liabilities	10,277	4,190
Derivatives - Other	3,089	2,484
Regulatory Liabilities	52,336	55,779
Other	14,886	15,707

Total Deferred Credits
and Other Noncurrent Liabilities	380,891	361,714

Commitments and Contingencies (Note 12)

Total Capitalization and Liabilities	$1,633,311	$1,529,441

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

REVENUE BASED TAXES — SJI collects certain revenue-based energy taxes from customers. Such taxes include New Jersey State Sales Tax, Transitional Energy Facility Assessment (TEFA) and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. TEFA and PUA are included in both utility revenue and cost of sales and totaled $0.9 million in both of the three month periods ended  September 30, 2008 and 2007, and $5.9 million and $6.3 million in the nine months ended  September 30, 2008 and 2007, respectively.

CAPITALIZED INTEREST — SJG capitalizes interest on construction at the rate of return on rate base utilized by the New Jersey Board of Public Utilities (BPU) to set rates in its last base rate proceeding. Marina capitalizes interest on construction projects in progress based on the actual cost of borrowed funds. SJG’s amounts are included in Utility Plant and Marina’s amounts are included in Nonutility Property and Equipment on the condensed consolidated balance sheets. Interest Charges are presented net of capitalized interest on the condensed consolidated statements of income. The amount of interest capitalized by SJI for the three and nine months ended September 30, 2008 and 2007 was not significant.

DERIVATIVE INSTRUMENTS — The Company manages its risks of purchases and sales, as well as natural gas in storage, using a variety of derivative instruments that include forward contracts, swap agreements, options contracts and futures contracts.  These contracts are measured at fair value and recorded in Derivatives — Energy Related Assets or Derivatives — Energy Related Liabilities on the condensed consolidated balance sheets. The consolidated net unrealized pre-tax gain of $71.9 million and $17.8 million were recorded in earnings during the three months ended September 30, 2008 and 2007, respectively.  For the nine months ended September 30, 2008 and 2007, the net unrealized pre-tax gain of $2.1 million and $8.8 million, respectively were recorded in earnings.  These unrealized gains and losses are included with realized gains and losses in Operating Revenues – Nonutility.

SJI - 9

As part of its gas purchasing strategy, SJG uses financial contracts through SJRG to hedge against forward price risk. The costs or benefits of these short-term contracts are recoverable through SJG’s Basic Gas Supply Service (BGSS) clause, subject to BPU approval. As of September 30, 2008 and December 31, 2007, SJG had $13.9 million and $2.1 million of costs, respectively, included in its BGSS related to open financial contracts.

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

The differential to be paid or received as a result of these swap agreements is accrued as interest rates change and is recognized as an adjustment to interest expense. As of September 30, 2008 and December 31, 2007, the net unrealized loss on these swaps was $3.1 million and $2.5 million, respectively. The market value represents the amount SJI would have to pay the counterparty to terminate these contracts as of those dates. For selected interest rate derivatives, the market value upon termination can be recovered in rates and has therefore been included in Other Regulatory Assets in the condensed consolidated balance sheets in accordance with FAS 71 “Accounting for the Effects of Certain Types of Regulation.” The remaining interest rate derivatives have been designated as cash flow hedges.

GAS EXPLORATION AND DEVELOPMENT - The Company capitalizes all costs associated with gas property acquisition, exploration and development activities under the full cost method of accounting. Capitalized costs include costs related to unproved properties, which are not amortized until proved reserves are found or it is determined that the unproved properties are impaired. All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. As of September 30, 2008, $5.6 million related to the acquisition of interests in proved and unproved properties in Pennsylvania is included with Nonutility Property and Equipment on the condensed consolidated balance sheets.

TREASURY STOCK – SJI uses the par value method of accounting for treasury stock. As of September 30, 2008, SJI held 145,776 shares of treasury stock. These shares are related to deferred compensation arrangements where the amounts earned are held in the stock of SJI.

NEW ACCOUNTING PRONOUNCEMENTS — In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” to provide clarification of the application of FAS 157 in a market that is not active and to provide an example to illustrate key considerations in determining the fair value of a financial asset in such a non-active market. This statement was effective in fiscal years beginning after November 15, 2007. However for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, FAS 157 is effective in fiscal years beginning after November 15, 2008.  The adoption of the initial phase of this statement did not have a material effect on the Company’s condensed consolidated financial statements. Management does not anticipate that the adoption of the remainder of this statement will have a material effect on the Company’s condensed consolidated financial statements.

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

In September 2008, the FASB issued FASB Staff Position (FSP) No. 133-1 and FIN 45-4 “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.”  The FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. The provisions of the FSP that amend Statement 133 and Interpretation 45 are effective for reporting periods (annual or interim) ending after November 15, 2008. Management is currently evaluating the impact that the adoption of this position will have on the Company’s condensed consolidated financial statements.

CORRECTION IN THE PRESENTATION OF THE STATEMENT OF CASH FLOWS - The following items represent corrections made to the nine months ended September 30, 2007 on the statements of condensed consolidated cash flows:

•
Cash flows related to merchandise loans to customers for the purpose of attracting conversions to natural gas heating systems should have been classified under the caption Cash Flows from Investing Activities on the statements of condensed consolidated cash flows. Accordingly, cash outflows for loans originated of $2.7 million and cash inflows from the principal collection on these loans of $3.0 million during the nine months ended September 30, 2007 are now included within Cash Flows from Investing Activities. The overall net impact resulted in an insignificant amount of Cash Flows from Operating Activities for the nine months ended September 30, 2007 now being included within Cash Flows from Investing Activities.

SJI - 11

•
Cash flows related to unused loan proceeds that are held in restricted escrow accounts were incorrectly presented on a net basis with the cash flows related to the restricted margin account that is used to support the Company’s risk management activities within Cash Flows from Investing Activities on the statements of condensed consolidated cash flows. Accordingly, purchases of restricted investments with unused loan proceeds of $0.1 million during the nine months ended September 30, 2007 are now included in Purchase of Restricted Investments with Escrowed Loan Proceeds and proceeds from the sale of these restricted investments of $4.2 million during the nine months ended September 30, 2007 are now included in Proceeds from Sale of Restricted Investments from Escrowed Loan Proceeds.  The cash flows related to the restricted margin account remain in Net Proceeds from Sale of Restricted Investments in Margin Account. This change had no overall impact on total Cash Flows from Investing Activities on the statements of condensed consolidated cash flows.

These changes did not impact previously reported revenue or net income and are considered immaterial to the overall presentation of the condensed consolidated financial statements.

2.           STOCK-BASED COMPENSATION PLAN:

Under the Amended and Restated 1997 Stock-Based Compensation Plan, no more than 2,000,000 shares in the aggregate may be issued to SJI's officers (Officers), non-employee directors (Directors) and other key employees. The plan will terminate on January 26, 2015, unless terminated earlier by the Board of Directors. No options were granted or outstanding during the nine months ended September 30, 2008 and 2007. No stock appreciation rights have been issued under the plan. During the nine months ended September 30, 2008 and 2007, SJI granted 45,241 and 44,106 restricted shares to Officers and other key employees, respectively.   These restricted shares vest over a three-year period and are subject to SJI achieving certain market based performance targets as compared to a peer group average, which can cause the actual amount of shares that ultimately vest to range from between 0% to 150% of the original share units granted. During the nine months ended September 30, 2008, SJI granted 8,667 restricted shares to Directors. Shares issued to Directors vest over a three-year service period but contain no performance conditions. As a result, 100% of the shares granted generally vest.

See Note 2 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2007 for the related accounting policy.

The following table summarizes the nonvested restricted stock awards outstanding at September 30, 2008 and the assumptions used to estimate the fair value of the awards:

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

SJI - 12

The following table summarizes the total compensation cost for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Officers & Key Employees	$286	$249	$858	$747
Directors	67	52	201	156
Total Cost	353	301	1,059	903

Capitalized	(37)	(28)	(112)	(81)
Net Expense	$316	$273	$947	$822

As of September 30, 2008, there was $2.0 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 1.9 years.

The following table summarizes information regarding restricted stock award activity during the nine months ended September 30, 2008 excluding accrued dividend equivalents:

	Officers & Other Key Employees	Directors	Weighted Average Grant Date Fair Value

Nonvested Shares Outstanding, January 1, 2008	76,657	15,601	$29.245
Granted	45,241	8,667	34.404
Forfeited	(3,485)	-	29.801
Nonvested Shares Outstanding, September 30, 2008	118,413	24,268	$31.181

During the nine months ended September 30, 2008 and 2007, SJI awarded 51,838 shares, which had vested at December 31, 2007, at a market value of $1.9 million and 69,781 shares, which had vested at December 31, 2006, at a market value of $2.3 million, respectively. The Company has a policy of issuing new shares to satisfy its obligations under these plans; therefore, there are no cash payment requirements resulting from the normal operation of this plan. However, a change in control could result in such shares becoming nonforefeitable or immediately payable in cash.  At the discretion of the Officers, Directors and other key employees, the receipt of vested shares can be deferred until future periods.  These deferred shares are included in Treasury Stock on the condensed consolidated balance sheets.

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

SJI - 13

Summarized operating results of the discontinued operations for the three and nine months ended September 30, were (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Loss before Income Taxes:
Sand Mining	$(22)	$(37)	$(73)	$(316)
Fuel Oil	(95)	(13)	(83)	(32)
Income Tax Benefits	41	17	55	113
Loss from Discontinued Operations — Net	$(76)	$(33)	$(101)	$(235)
Earnings Per Common Share from
Discontinued Operations — Net:
Basic	$(0.002)	$(0.001)	$(0.004)	$(0.008)
Diluted	$(0.003)	$(0.001)	$(0.004)	$(0.008)

 4.           COMMON STOCK:

The following shares were issued and outstanding at September 30:

2008
Beginning Balance, January 1	29,607,802
New Issues During Period:
Dividend Reinvestment Plan	60,390
Stock-Based Compensation Plan	60,505
Ending Balance, September 30	29,728,697

The par value ($1.25 per share) of stock issued was recorded in Common Stock and the net excess over par value of approximately $1.9 million, was recorded in Premium on Common Stock.

EARNINGS PER COMMON SHARE — Basic EPS is based on the weighted-average number of common shares outstanding. EPS is presented in accordance with FASB Statement No. 128, “Earnings Per Share,” which establishes standards for computing and presenting basic and diluted EPS.    The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 136,718 and 108,703 shares for the three months ended September 30, 2008 and 2007, respectively, and 129,124 and 112,199 shares for the nine months ended September 30, 2008 and 2007, respectively These shares relate to SJI’s restricted stock as discussed in Note 2.

DIVIDEND REINVESTMENT PLAN (DRP) — Through April 2008, shares of common stock offered through the DRP have been new shares issued directly by SJI. Beginning in April 2008, shares of common stock offered by the DRP have been purchased in open market transactions.

5.            RESTRICTED INVESTMENTS:

In accordance with the terms of the Marina and certain SJG loan agreements, unused proceeds are required to be escrowed pending approved construction expenditures. As of September 30, 2008 and December 31, 2007, the escrowed proceeds, including interest earned, totaled $6.5 million.

SJRG maintains a margin account with a national investment firm to support its risk management activities. The balance required to be held in this margin account increases as the net value of the outstanding energy related financial contracts with this investment firm decreases.  As of September 30, 2008, the balance in this account was $11.2 million. As of December 31, 2007, the Company was holding $4.1 million in a margin account received from this investment firm as the value of the related financial contracts had increased. The balance as of December 31, 2007 is reflected in Margin Account Liability on the condensed consolidated balance sheets.

SJI - 14

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

Information about SJI's operations in different reportable operating segments is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating Revenues:
Gas Utility Operations	$64,563	$84,421	$396,038	$458,280
Wholesale Gas Operations	79,828	18,176	76,225	55,059
Retail Gas and Other Operations	37,670	29,393	138,635	128,126
Retail Electric Operations	15,313	13,502	48,876	39,079
On-Site Energy Production	14,123	11,419	37,092	30,601
Appliance Service Operations	4,891	4,228	14,100	11,924
Corporate & Services	4,139	3,203	13,135	9,989
Subtotal	220,527	164,342	724,101	733,058
Intersegment Sales	(10,114)	(8,114)	(29,801)	(36,744)
Total Operating Revenues	$210,413	$156,228	$694,300	$696,314

Operating Income:
Gas Utility Operations	$1,184	$2,190	$58,613	$59,637
Wholesale Gas Operations	72,122	14,319	34,474	27,624
Retail Gas and Other Operations	322	164	2,311	108
Retail Electric Operations	619	412	1,656	1,789
On-Site Energy Production	4,094	2,925	9,030	7,049
Appliance Service Operations	752	602	1,780	531
Corporate and Services	234	255	1,088	498
Total Operating Income	$79,327	$20,867	$108,952	$97,236

Depreciation and Amortization:
Gas Utility Operations	$7,804	$7,305	$23,283	$21,751
Wholesale Gas Operations	28	2	59	5
Retail Gas and Other Operations	4	4	13	9
Appliance Services Operations	73	74	227	206
On-Site Energy Production	784	724	2,289	2,225
Corporate and Services	111	31	312	185
Total Depreciation and Amortization	$8,804	$8,140	$26,183	$24,381

Interest Charges:
Gas Utility Operations	$4,586	$5,371	$14,179	$15,403
Wholesale Gas Operations	201	563	407	1,758
Retail Gas and Other Operations	3	19	111	155
On-Site Energy Production	905	913	2,515	2,707
Corporate and Services	317	1,036	942	2,906
Subtotal	6,012	7,902	18,154	22,929
Intersegment Borrowings	(267)	(936)	(908)	(2,806)
Total Interest Charges	$5,745	$6,966	$17,246	$20,123

Property Additions:
Gas Utility Operations	$13,900	$12,040	$37,171	$36,333
Wholesale Gas Operations	1,359	330	4,697	330
Retail Gas and Other Operations	0	18	0	49
Appliance Service Operations	5	29	25	173
On-Site Energy Production	1,340	1,334	2,581	4,734
Corporate and Services	(664)	230	44	883
Total Property Additions	$15,940	$13,981	$44,518	$42,502

SJI - 15

	September 30, 2008	December 31, 2007

Identifiable Assets:
Gas Utility Operations	$1,251,540	$1,227,162
Wholesale Gas Operations	203,955	142,848
Retail Gas and Other Operations	32,913	42,735
Retail Electric Operations	9,177	7,082
On-Site Energy Production	129,707	124,982
Appliance Service Operations	17,276	16,060
Discontinued Operations	2,164	2,604
Corporate and Services	86,126	58,274
Subtotal	1,732,858	1,621,747
Intersegment Assets	(99,547)	(92,306)
Total Identifiable Assets	$1,633,311	$1,529,441

7.           RATES AND REGULATORY ACTIONS:

SJG is subject to the rules and regulations of the BPU.  In August 2008 the BPU approved the statewide funding of the New Jersey Clean Energy Program (NJCEP) of $1.2 billion for the years 2009 through 2012.  Of this amount, SJG will be responsible for the collection and remittance of approximately $41.5 million over the four year period to the State.  This mechanism recovers costs associated with SJG’s energy efficiency and renewable energy programs.  NJCEP adjustments affect revenue and cash flows but do not directly affect earnings as related cost are deferred and recovered through rates on an on-going basis.

There have been no other significant regulatory actions or changes to SJG’s rate structure since December 31, 2007. See Note 9 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2007.

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

Regulatory Assets consisted of the following items (in thousands):

	September 30, 2008	December 31, 2007
Environmental Remediation Costs:
Expended - Net	$43,930	$25,960
Liability for Future Expenditures	71,161	73,880
Income Taxes-Flowthrough Depreciation	2,974	3,707
Deferred Asset Retirement Obligation Costs	21,942	21,572
Deferred Pension and Other Postretirement Benefit Costs	32,422	32,686
Interest Rate Swaps	1,413	-
Deferred Gas Costs and Revenues - Net	10,913	-
Temperature Adjustment Clause Receivable	399	6,516
Conservation Incentive Program Receivable	23,543	18,173
Societal Benefit Costs Receivable	601	2,952
Premium for Early Retirement of Debt	1,248	1,370
Other Regulatory Assets	2,197	1,872

Total Regulatory Assets	$212,743	$188,688

SJI - 16

Regulatory Liabilities consisted of the following items (in thousands):

	September 30, 2008	December 31, 2007
Excess Plant Removal Costs	$48,814	$48,705
Liability for NJCEP	1,672	2,797
Deferred Gas Costs and Revenues - Net	-	2,586
Other	1,850	1,691

Total Regulatory Liabilities	$52,336	$55,779

DEFERRED GAS COSTS AND REVENUES — NET — Over/under collections of gas costs are monitored through SJG’s Basic Gas Supply Service Clause mechanism. Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability. Derivative contracts used to hedge SJG’s natural gas purchases are also included in the BGSS, subject to BPU approval. Deferred gas costs and revenues-net shifted from a $2.6 million liability at December 31, 2007 to a $10.9 million asset at September 30, 2008. A change in the fair value of SJG’s energy related derivatives accounted for $11.8 million of the fluctuation.

9.           PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three and nine months ended September 30, 2008 and 2007, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Service Cost	$800	$738	$2,399	$2,593
Interest Cost	2,080	1,737	6,240	6,049
Expected Return on Plan Assets	(2,605)	(2,201)	(7,814)	(7,817)
Amortizations:
Prior Service Cost	73	64	219	229
Actuarial Loss	402	448	1,206	1,482
Net Periodic Benefit Cost	750	786	2,250	2,536
Capitalized Benefit Costs	(263)	(266)	(788)	(900)
Total Net Periodic Benefit Expense	$487	$520	$1,462	$1,636

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Service Cost	$242	$225	$726	$756
Interest Cost	739	618	2,217	2,077
Expected Return on Plan Assets	(549)	(482)	(1,646)	(1,620)
Amortizations:
Prior Service Credits	(89)	(82)	(266)	(275)
Actuarial Loss	186	139	558	469
Net Periodic Benefit Cost	529	418	1,589	1,407
Capitalized Benefit Costs	(188)	(145)	(563)	(525)
Total Net Periodic Benefit Expense	$341	$273	$1,026	$882

Capitalized benefit costs reflected in the table above relate to SJG’s construction program.

During February 2008, SJI contributed $5.9 million to its pension plans.  No contribution was made during the nine months ended September 30, 2007.  SJI does not expect to make additional contributions to its employee pension plans in 2008.

See Note 11 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2007, for additional information related to SJI’s pension and other postretirement benefits.

SJI - 17

10.          RETAINED EARNINGS:

SJG is restricted as to the amount of cash dividends or other distributions that may be paid on its common stock by an order issued by the BPU in July 2004 that granted SJG an increase in base rates. Per the order, SJG is required to maintain total common equity of no less than $289.2 million. SJG’s total common equity balance was $392.6 million at September 30, 2008.

Various loan agreements also contain potential restrictions regarding the amount of cash dividends or other distributions that SJG may pay on its common stock. As of September 30, 2008, these loan restrictions did not affect the amount that may be distributed from either SJG’s or SJI’s retained earnings.

11.	UNUSED LINES OF CREDIT:

Bank credit available to SJI totaled $403.0 million at September 30, 2008, of which $225.7 million, inclusive of $66.6 million of letters of credit, was used. Those bank facilities consist of a $100.0 million revolving credit facility, a $10.0 million line of credit and $53.0 million of uncommitted bank lines available to SJG; and a $200.0 million revolving credit facility and $40.0 million of uncommitted bank lines available to SJI. The revolving credit facilities expire in August 2011. All of the facilities contain one financial covenant regarding the ratio of total debt to total capitalization, measured on a quarterly basis. SJI and SJG were in compliance with this covenant as of September 30, 2008. Borrowings under these credit facilities are at market rates. The weighted average borrowing cost, which changes daily, was 3.62% and 5.64% at September 30, 2008 and 2007, respectively.

In June 2008, SJG used $25.0 million of the revolving credit facility to repurchase its outstanding auction-rate Series A 2006 Bonds at par. Those bonds were remarketed to the public in August 2008 as variable rate demand bonds with liquidity support provided by a letter of credit from a commercial bank as discussed in Note 12. The related borrowings under the revolver were repaid at that time.  Material terms of the original bonds, such as the 2036 maturity date, floating rate interest that resets weekly, and a first mortgage collateral position, remain unchanged.

12.           COMMITMENTS AND CONTINGENCIES:

GUARANTEES — The Company has recorded a liability of $2.0 million in Other Noncurrent Liabilities on the condensed consolidated balance sheets as of September 30, 2008 and December 31, 2007 for the fair value of the following guarantees:

•      In April 2007, SJI guaranteed certain obligations of LVE Energy Partners, LLC (LVE) an unconsolidated joint venture in which Marina has a 50% equity interest.  LVE entered into a 25-year contract with a resort developer to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada.  LVE began construction of the facility in 2007 and expected to provide full energy services in 2010 when the resort was originally scheduled to be completed.  However, the developer of the resort recently announced that it was delaying construction of the project due to the difficult environment in the capital markets and weak economic conditions.  The developer has indicated that they are considering different strategies to move the project forward, including opening the project in phases and obtaining a partner, but that it was unlikely construction would resume during 2009.

As of September 30, 2008, the Company had approximately $0.4 million included in Investment in Affiliates on the condensed consolidated balance sheets related to this project and an unsecured Note Receivable – Affiliate of approximately $2.3 million due from LVE. The district energy system and central energy center are being financed by LVE with debt that is non-recourse to SJI and includes a guaranty by the developer of certain fixed payments to be made under the Energy Sales Agreement until the project begins commercial operations. LVE is currently in discussions with the banks that are financing the energy facilities regarding a plan to address the developer’s construction delay. Those discussions include a revised timetable and funding schedule for the completion of construction of the energy facilities, and the potential contribution of additional equity. SJI is obligated to invest at least $30.0 million of equity during the construction period as discussed below and may invest up to an additional $9.0 million.  SJI's risk of loss is limited to its equity contribution and the unsecured Note Receivable.

SJI - 18

SJI has issued a performance guaranty for up to $180.0 million to the resort developer to ensure that certain construction milestones relating to the development of the thermal facility are met. Concurrently, SJI is the beneficiary of a surety bond purchased by the project’s general contractor that provides SJI with assurance that construction of the thermal facility will meet those same milestones. Those milestones are currently being revised due to delays announced by the project developer. In addition, SJI has guaranteed the obligations of LVE under certain insurance policies during the construction period.  The maximum amount that SJI could be obligated for, in the event that LVE does not have sufficient resources to make deductible payments on future claims under these insurance policies, is approximately $6.0 million.  SJI has also guaranteed certain performance obligations of LVE under the operating agreements between LVE and the resort, up to $20.0 million each year for the term of the agreement, commencing with the first year of operations.  SJI and the partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees.

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

CAPITAL CONTRIBUTION OBLIGATION — In December 2007, Marina and its joint venture partner agreed to each contribute approximately $30.0 million of equity to LVE as part of its construction period financing. LVE will initially use bank and bond financing to fund project construction and then expects to use contributed equity to complete the project. Marina’s obligation is secured by an irrevocable letter of credit from a bank. In the event of a default by LVE on its financing arrangements, the partners may be required to make the equity contributions prior to the end of the construction period.

STANDBY LETTERS OF CREDIT — As of September 30, 2008, SJI provided $66.6 million of standby letters of credit through SJI’s revolving credit facility. Letters of credit in the amount of $62.3 million support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance Marina’s initial thermal plant project. The additional outstanding letters of credit total $4.3 million, and were posted to enable SJE to market retail electricity and for various construction activities. The Company also provided two additional letters of credit under separate facilities outside of the revolving credit facility. Those letters of credit consist of a $25.3 million letter of credit provided by SJG to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG’s natural gas distribution system as discussed in Note 11; and a $30.7 million letter of credit provided by Marina to support a capital contribution obligation as discussed above. These letters of credit expire in August 2009 and November 2010, respectively.

ENVIRONMENTAL REMEDIATION COSTS — SJI incurred and recorded costs for environmental cleanup of 12 sites where SJG or its predecessors operated gas manufacturing plants. SJG stopped manufacturing gas in the 1950s. SJI and some of its nonutility subsidiaries also accrued costs for environmental cleanup of sites where SJF previously operated a fuel oil business and Morie maintained equipment, fueling stations and storage. There have been no changes to the status of the Company’s environmental remediation efforts since December 31, 2007 as described in Note 14 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2007.   However, the lower end of the range of expected remediation costs, which is recorded as a liability on the condensed consolidated balance sheets, has decreased $2.7 million since December 31, 2007.  This decrease is the result of expenditures of $20.9 million during 2008 and revised forecasts of expected remediation costs for all sites as additional information has become available.

SJI - 19

13.            FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES:

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category as of September 30, 2008 is as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$5,653	$5,653	$-	$-
Derivatives – Energy Related Assets (B)	60,748	28,514	32,234	-
	$66,401	$34,167	$32,234	$-

Liabilities

Derivatives – Energy Related Liabilities (B)	$41,576	$17,013	$24,563	$-
Derivatives – Other (C)	3,089	-	3,089	-
	$44,665	$17,013	$27,652	$-

(A) Available-for-Sale Securities are valued using the quoted principal market close prices that are provided by the trustees of these securities.

(B) Derivatives – Energy Related Assets and Liabilities are traded in both exchange-based and non-exchange-based markets. Exchange-based contracts are valued using unadjusted quoted market sources in active markets and are categorized in Level 1 in the fair value hierarchy. Certain non-exchange-based contracts are valued using indicative price quotations available through brokers or over-the-counter, on-line exchanges and are categorized in Level 2. These price quotations reflect the average of the bid-ask mid-point prices and are obtained from sources that management believes provide the most liquid market. Management reviews and corroborates the price quotations to ensure the prices are observable which includes consideration of actual transaction volumes, market delivery points, bid-ask spreads and contract duration.

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

In recent months, declines in the investment markets have negatively impacted the value of our pension and other postretirement benefit plan assets.  As a result, SJI anticipates an increase in the amount of pension and other postretirement benefit costs that will be required to be recognized in 2009 and beyond.  We are unable to determine these amounts at this time, as changes in the investment performance between now and the end of the year can significantly impact the ultimate determination of these future costs.

New Accounting Pronouncements — See detailed discussions concerning New Accounting Pronouncements and their impact on SJI in Note 1 to the condensed consolidated financial statements.

Regulatory Actions —Other than the changes discussed in Note 7 to the condensed consolidated financial statements, there have been no significant regulatory actions since December 31, 2007. See detailed discussion concerning Regulatory Actions in Note 9 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2007.

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

SJI - 21

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

Net Income for the three months ended September 30, 2008 increased $35.3 million, or 413% to net income of $43.8 million compared to the three months ended September 30, 2007. Net Income for the nine months ended September 30, 2008 increased $8.9 million, or 19% to $55.2 million compared to the nine months ended September 30, 2007.  This increase is primarily due to the unrealized gains on derivatives used by SJRG to mitigate commodity price risk, as discussed above.  These changes are also discussed in more detail below.

The following tables summarize the composition of selected SJG data for the three and nine months ended September 30 (in thousands, except for degree day data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Utility Throughput – dth:
Firm Sales -
Residential	1,559	1,556	14,490	16,069
Commercial	652	637	4,065	4,497
Industrial	13	17	103	138
Cogeneration & Electric Generation	156	791	528	953
Firm Transportation -
Residential	136	129	1,351	1,273
Commercial	598	607	3,927	4,271
Industrial	3,095	2,835	9,542	8,903
Cogeneration & Electric Generation	1,115	1,288	2,040	2,415

Total Firm Throughput	7,324	7,860	36,046	38,519

Interruptible Sales	1	1	28	39
Interruptible Transportation	509	722	2,034	2,101
Off-System	1,458	3,505	7,330	13,419
Capacity Release	20,196	23,738	47,253	55,217

Total Throughput	29,488	35,826	92,691	109,295

SJI - 22

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Utility Operating Revenues:
Firm Sales -
Residential	$26,587	$33,386	$214,098	$247,641
Commercial	9,650	10,113	53,449	57,760
Industrial	874	1,013	6,051	6,419
Cogeneration & Electric Generation	2,166	6,202	7,453	8,269
Firm Transportation -
Residential	1,081	1,136	7,161	5,924
Commercial	2,124	2,293	12,532	11,917
Industrial	2,974	3,497	9,247	9,230
Cogeneration & Electric Generation	599	657	1,356	1,603

Total Firm Revenues	46,055	58,297	311,347	348,763

Interruptible Sales	22	14	304	450
Interruptible Transportation	334	451	1,301	1,389
Off-System	14,403	22,008	72,989	98,304
Capacity Release	3,512	3,324	9,265	8,406
Other	237	326	832	968
	64,563	84,420	396,038	458,280
Less: Intercompany Sales	876	1,035	2,776	17,207
Total Utility Operating Revenues	63,687	83,385	393,262	441,073

Less:
Cost of Sales	$40,324	$61,188	$261,604	$314,408
Conservation Recoveries*	1,116	633	6,149	2,888
RAC Recoveries*	695	472	2,084	1,417
Revenue Taxes	871	883	5,913	6,316
Utility Margin	$20,681	$20,209	$117,512	$116,044

Margin:
Residential	$12,094	$11,841	$69,230	$73,593
Commercial and Industrial	6,185	6,360	27,334	29,345
Cogeneration and Electric Generation	641	793	1,540	1,772
Interruptible	11	31	92	129
Off-system & Capacity Release	572	596	2,160	2,186
Other Revenues	1,085	603	1,868	1,429
Margin Before Weather Normalization & Decoupling	20,588	20,224	102,224	108,454
CIP Mechanism	93	(15)	15,288	7,590
Utility Margin	$20,681	$20,209	$117,512	$116,044

Degree Days:	18	21	2,753	2,986

*Represents revenues for which there is a corresponding charge in operating expenses.  Therefore, such recoveries have no impact on our financial results.

Throughput - Total gas throughput decreased 17.7% and 15.2% for the three and nine months ended September 30, 2008, respectively, compared with the same periods in 2007. Firm throughput declined in both the residential and commercial markets as a result of warmer weather as reflected by the degree day data in the table above, and customer conservation.  Off-System sales (OSS) and capacity release volume decreased substantially as SJG’s portfolio of assets available for such activities has been reduced under the Conservation Incentive Program, as discussed under “Rates and Regulation” in Item 7 of SJI’s Annual Report on Form 10-K as of December 31, 2007.

SJI - 23

Conservation Incentive Program (CIP) - The effects of the CIP on SJG’s net income for the three and nine months ended September 30, 2008 and 2007 and the associated weather comparisons were as follows ($’s in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net Income Benefit:
CIP – Weather Related	$-	$-	$1.6	$0.2
CIP – Usage Related	0.1	-	7.4	4.2
Total Net Income Benefit	$0.1	$-	$9.0	$4.4

Weather Compared to 20-Year Average	62.5% warmer	56.2% warmer	9.0% warmer	1.3% warmer
Weather Compared to Prior Year	14.3% warmer	40.0% warmer	7.8% warmer	14.9% colder

Operating Revenues – Utility -  Revenues for SJG, net of intercompany transactions decreased $19.7 million, or 23.6% during the third quarter of 2008 compared with the same period in the prior year.  Off-System sales (OSS) revenue decreased $7.6 million, prior to eliminating intercompany transactions, due to the reduction of SJG’s portfolio of assets available for OSS that has been reduced under the CIP as discussed above. In addition, total firm revenues decreased during the third quarter of 2008 compared to the same period in the prior year primarily due to lower residential revenues resulting from a lower Basic Gas Supply Service (BGSS) rate in effect during the first nine months of 2008.  The 2008 BGSS rate was 12.7% lower than the rate in effect during the same time last year.  SJG reduced its BGSS rate in October 2007 primarily due to a combination of actual and forecasted decreases in wholesale gas costs.  However, as the Company does not profit from the sale of the commodity, the BGSS rate decrease did not have an impact on Company profitability. Finally, SJG experienced lower sales to the region’s electric utility as demand for natural gas to generate electricity during the summer months decreased substantially. Since the majority of SJG’s profits from electric generation sales are contractually fixed, the decrease in volume and revenue had little impact on profitability.

During the first nine months of 2008, revenues for SJG, net of intercompany transactions, decreased $47.8 million, or 10.8%, compared with the same period in the prior year.  OSS revenue decreased $25.3 million, prior to eliminating intercompany transactions, due to the reduction of SJG’s portfolio of assets available for OSS as discussed above.  Next, weather was 7.8% warmer than last year during this nine-month period which contributed significantly to a $37.4 million, or 10.7%, reduction in firm sales revenue.  Further, the Basic Gas Supply Service (BGSS) rate in effect during the first nine months of 2008 was 12.7% lower than the rate in effect during the same time last year.  As previously mentioned, SJG reduced its BGSS rate in October 2007; however, the rate decrease did not have an impact on Company profitability.  Partially offsetting these decreases, SJG added 4,214 customers during the 12-month period ended September 30, 2008, which represents a 1.3% increase in total customers.

Operating Revenues — Nonutility — Combined revenues for SJI’s nonutility businesses, net of intercompany transactions, increased by  $73.9 million and $45.8 million for the three and nine months ended September 30, 2008, respectively, compared with the same periods of  2007.

SJE’s revenues from retail gas, net of intercompany transactions, increased by $8.0 million and $9.4 million for the three and nine months ended September 30, 2008, respectively, compared with the same periods of 2007. This increase is due mainly to substantially higher natural gas prices in 2008 partially offset by the decline in residential and commercial customer counts. SJE had 11,181 residential customers as of September 30, 2008, compared with 15,129 residential customers as of September 30, 2007. Market conditions and utility pricing are making it difficult to acquire and retain these customers. SJE’s commercial customer count also decreased from 1,663 as of September 30, 2007 to 1,316 as of September 30, 2008. During 2007, we strategically reduced our exposure in the heat-sensitive market due to price volatility and weather risk. Prospective marketing efforts are focused on the pursuit of non-heat-sensitive commercial customers.

SJE’s revenues from retail electricity, net of intercompany transactions, increased $0.9 million and $6.7 million for the three and nine months ended September 30, 2008, respectively, compared with the same periods of 2007, due mainly to higher electricity commodity prices and the addition of several new commercial customers in the New England area.

SJI - 24

SJRG’s revenues, net of intercompany transactions, increased $61.7 million and $21.2 million for the three and nine months ended September 30, 2008, respectively, compared with the same periods of 2007. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility, SJRG’s revenues increased $7.7 million and $28.0 million for the three and nine months ended September 30, 2008, respectively, compared with the same periods of 2007. A summary of SJRG’s revenue for the three and nine months ended September 30 is as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
SJRG Revenue	$79.8	$18.1	$61.7	$75.9	$54.7	$21.2
Subtract: Unrealized Gains	(71.7)	(17.7)	(54.0)	(2.0)	(8.8)	6.8
SJRG Revenue, Excluding Unrealized Gains	$8.1	$0.4	$7.7	$73.9	$45.9	$28.0

The increase in revenues for the three months ended September 30, 2008 compared with the same period of 2007 is mainly due to realized gains on storage injection hedges recorded in 2008 versus realized losses recorded in 2007. These hedge gains and losses are a product of market conditions and represent a temporary inventory cycle timing difference. The increase in revenues for the comparative nine-month periods is also attributable to a 47.4% increase in sales of storage volumes. As discussed in Note 1 to the condensed consolidated financial statements, revenues and expenses related to the energy trading activities of SJRG are presented on a net basis in Operating Revenues – Nonutility.

Revenues for Marina increased $2.7 million and $6.5 million for the three and nine months ended September 30, 2008, respectively, compared with the same periods of 2007 due mainly to higher rates on chilled and hot water, and increased chilled water consumption. Higher rates were driven by higher underlying commodity prices. The opening of Borgata’s new Water Club tower and record warm temperatures in June and July were the principal drivers of the increased chilled water consumption. For the three months ended September 30, 2008 hot water consumption increased 30.1% and chilled water consumption increased 10.2% compared to the same period of 2007. For the nine months ended September 30, 2008, hot water consumption decreased 0.8% and chilled water consumption increased 9.7% compared to the same period of 2007. Typically, revenues from chilled water sales are substantially higher than revenues from hot water sales.

Revenues for SJESP increased $0.7 million and $2.2 million for the three and nine months ended September 30, 2008, respectively, compared with the same periods of 2007 due mainly to the increase in sales across all main product lines.

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

Total margin increased $0.5 million, or 2.3%, for the three months ended September 30, 2008 compared with the same period in 2007 due to customer additions, as noted above, and increased profits earned through SJG’s Storage Incentive Mechanism (SIM).  The SIM allows SJG to retain 20% of storage-related gains and losses as measured against an established benchmark.  The balance of these gains and losses are passed through to customers as part of the BGSS. Partially offsetting these increases were lower margins from electric utility sales discussed above.

Total margin increased $1.5 million, or 1.3%, for the nine months ended September 30, 2008 compared with the same period in 2007 primarily due to customer additions and higher SIM profits, as noted above.  Partially offsetting these increases were lower electric utility sales margins as noted above.    The CIP protected $15.3 million of pre-tax margin in the first nine months of 2008 that would have been lost due to lower customer usage, compared to $7.6 million in the same period last year.  Of these amounts, $2.7 million and $0.5 million were related to weather variations and $12.6 million and $7.1 million were related to other customer usage variations in 2008 and 2007, respectively.

SJI - 25

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

For the three and nine months ended September 30, 2008, combined gross margins for the nonutility businesses, net of intercompany transactions, increased $59.9 million and $13.5 million, respectively, compared with the same periods in 2007. This increase is primarily due to the following:

•        Gross Margin for SJRG increased $58.0 million and $7.5 million for the three and nine months ended September 30, 2008, respectively, compared with the same periods of 2007. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts as discussed above, gross margin for SJRG increased $4.1 million and $14.4 million for the three and nine months ended September 30, 2008, respectively, compared with the same periods of 2007. These increases are mainly due to the recognition of storage hedge gains and losses – See Operating Revenues – Nonutility and a refund of previously expensed transportation charges. Storage assets allow SJRG to lock in the differential between purchasing natural gas at low current prices and selling equivalent quantities at higher future prices. Gross margin is generated via seasonal pricing differentials. Future margins could fluctuate significantly due to the volatile nature of wholesale gas prices.

•        Gross Margin for Marina increased $1.6 million and $3.1 million for the three and nine months ended September 30, 2008, respectively, compared with the same periods of 2007.  These increases are due mainly to higher chilled water sales – See Operating Revenues - Nonutility. Gross margin as a percentage of Operating Revenues remained relatively unchanged for the three and nine months ended 2008, respectively, compared with the same periods of 2007.

•        Gross margin from SJE’s retail gas sales for the three months ended September 30, 2008 did not change significantly compared with the same period in 2007. Retail gas margins increased $1.8 million for the nine months ended September 30, 2008 compared with the same period of 2007. Gross margin as a percentage of Operating Revenues decreased 1.2 percentage points for the three months ended September 30, 2008 compared to the same period in 2007. This decrease is due mainly to compressed margins across all customer classes resulting from increased competition. Gross margin as a percentage of Operating Revenues increased 1.1 percentage points for the nine months ended September 30, 2008 compared to the same period in 2007. The increase is due mainly to the partial recovery of losses from a full requirements customer in the commercial market that were recognized in 2006. The 2008 margin also includes the impact of our initiatives to actively capitalize on market volatility which resulted in securing more attractive spreads particularly in the first quarter.

•        Gross margin from SJE’s retail electricity sales during the three and nine months ended September 30, 2008 did not change significantly as compared with the same periods of 2007.  Gross margin as a percentage of Operating Revenues remained relatively unchanged for the three and nine months ended September 30, 2008, respectively, compared to the same periods of 2007.

•        Gross margin for SJESP during the three months ended September 30, 2008 did not change significantly as compared with the same period of 2007. Gross margins increased $1.0 million for the nine months ended September 30, 2008 compared with the same period of 2007. Gross margin as a percentage of Operating Revenues remained relatively unchanged from the three and nine months ended September 30, 2008, respectively, compared to the same periods of 2007. Higher margins resulted from strong installation, time and materials and heater and air conditioner maintenance contracts sales and impact of several cost-cutting initiatives.

SJI - 26

Operations Expense — A summary of net changes in operations expense, for the three and nine months ended September 30, follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2008 vs. 2007	2008 vs. 2007

Utility	$1,520	$4,721
Nonutility:
Wholesale Gas	233	746
Retail Gas and Other	(163)	(177)
Retail Electricity	(63)	(8)
On-Site Energy Production	343	1,022
Appliance Service	(3)	(290)
Total Nonutility	347	1,293
Intercompany Eliminations and Other	(28)	(828)
Total Operations	$1,839	$5,186

Utility operations expense increased $1.5 million and $4.7 million for the three and nine months ended September 30, 2008, respectively, as compared with the same periods in 2007.  These increases are primarily the result of increased spending under the New Jersey Clean Energy Programs (NJCEP) which increased $0.5 million and $3.3 million during the three and nine months ended September 30, 2008 compared to the same periods last year, respectively.  Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting increase in revenues during the period. The BPU-approved NJCEP allows for full recovery of costs, including carrying costs when applicable.  As a result, the increase in expense had no impact on net income. Other increases in utility operations expense were not significant.

Nonutility Wholesale Gas Operations expense increased $0.2 million and $0.7 million for the three and nine months ended September 30, 2008, respectively, compared with the same periods of 2007 due mainly to additional personnel costs to support continued growth.

Nonutility On-Site Energy Production Operations expense increased $0.3 million and $1.0 million for the three and nine months ended September 30, 2008, respectively, compared with the same periods of 2007 due mainly to increased engine maintenance costs at our landfill sites and additional personnel costs to support continued growth.

Nonutility Appliance Service Operations expense decreased $0.3 million in the nine months ended September 30, 2008 compared with the same period in 2007 due mainly to the benefit of several cost cutting initiatives that were implemented towards the end of 2007.

Other changes in Operations Expense were not significant.

Maintenance – Maintenance expense increased during both the three and nine months ended September 30, 2008, compared with the same periods in 2007, primarily due to higher levels of Remediation Adjustment Clause (RAC) amortization.  RAC-related expenses do not affect earnings as SJG recognizes an offsetting amount in revenues.

Other Operating Expenses —Changes in other consolidated operating expenses which consist of Maintenance, Depreciation, and Energy and Other Taxes for the three and nine months ended September 30, 2008 compared with the same period in 2007, were not significant.

Interest Charges – Interest charges decreased by $1.2 million for the three-month period ended September 30, 2008 compared with the same period in 2007, due primarily to lower interest rates on short-term debt and lower total debt levels. For the nine-month period ended September 30, 2008, interest charges decreased by $2.9 million compared with the same period in 2007, due primarily to lower average levels of short-term debt over the entire period, coupled with lower interest rates on short-term debt. Short-term debt declined primarily due to lower natural gas inventory levels at our commodity marketing business during much of the year.  Partially offsetting these factors were higher interest rates incurred on SJG’s auction-rate debt.

Discontinued Operations— The losses are primarily comprised of environmental remediation and product liability litigation associated with previously disposed of businesses.

SJI - 27

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

Cash Flows from Operating Activities — Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $32.1 million and $104.5 million for the first  nine  months of 2008 and 2007, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization and gas cost recoveries. The decrease in cash provided by operating activities for the nine months ended September 30, 2008 compared to the same period in 2007 is primarily the result of higher natural gas prices during the first half of 2008 which resulted in an increase of $50.7 million of costs in 2008 to fill our natural gas inventories.  In addition, the Company incurred an additional $15.6 million in planned environmental remediation costs during the first nine months of 2008 compared to the same period in 2007.

Cash Flows from Investing Activities — SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. Net cash outflows for capital expenditures, which are primarily construction projects, for the first nine months of 2008 and 2007 amounted to $45.0 million and $40.9 million, respectively. We estimate the net cash outflows for construction projects for fiscal years 2008, 2009 and 2010 to be approximately $78.0 million, $71.5 million and $52.2 million, respectively. The estimated cash outflows for 2008 and 2009 increased from prior estimates due to additional planned expenditures for delivery system infrastructure improvements. Included in the 2008 estimates is $4.8 million in capital costs accrued but not paid as of December 31, 2007.

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

Cash Flows from Financing Activities — Short-term borrowings under lines of credit from commercial banks are used to supplement cash from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, short-term debt incurred to finance capital expenditures is refinanced with long-term debt.   In June 2008, SJG repurchased $25.0 million of its auction- rate securities at par by drawing under its lines of credit.  That action resulted in a $25.0 million reduction in long-term debt on SJG’s balance sheet.  SJG converted these auction-rate securities to variable rate demand bonds and remarketed them to the public during the third quarter.

Bank facilities available to SJI totaled $403.0 million at September 30, 2008, of which $225.7 million, inclusive of $66.6 million of letters of credit, was used. Those bank facilities consist of a $100.0 million revolving credit facility, a $10.0 million line of credit and $53.0 million of uncommitted bank lines available to SJG; and a $200.0 million revolving credit facility and $40.0 million of uncommitted bank lines available to SJI. The revolving credit facilities expire in August 2011 and contain one financial covenant regarding the ratio of total debt to total capitalization, measured on a quarterly basis. SJI and SJG were in compliance with this covenant as of September 30, 2008. Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business’ future liquidity needs.

SJI supplements its operating cash flow and credit lines with both debt and equity capital. Over the years, SJG has used long-term debt, primarily in the form of First Mortgage Bonds and Medium Term Notes (MTN), secured by the same pool of utility assets, to finance its long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment.  Other than the conversion of the auction-rate bonds into variable rate demand bonds discussed in Note 11 to the Condensed Consolidated Financial Statements, no long-term debt has been issued since 2006.

SJI - 28

SJI has raised equity capital over the years through its Dividend Reinvestment Plan (DRP). Participants in SJI's DRP received newly issued shares. Through the end of March 2008, we offered a 2% discount on DRP investments as it was the most cost-effective way to raise equity capital in the quantities we were seeking. Beginning in April 2008, the 2% discount was eliminated and DRP participants began receiving shares purchased in the market. Through the DRP, SJI raised $2.1 million of equity capital by issuing 60,390 shares during the first nine months of 2008, and $5.1 million of equity capital by issuing 145,191 shares in the first nine months of 2007. We do not anticipate raising significant amounts of additional equity capital through the DRP in 2008.  In September 2008 we announced our intent to establish a stock repurchase program for SJI that could result in the repurchase of up to 1.5 million shares of SJI common stock at any time prior to October 2012.  No purchases have been made to date.

SJI’s capital structure was as follows:

	As of September 30, 2008	As of December 31, 2007

Common Equity	49.9%	50.3%
Long-Term Debt	34.7	37.3
Short-Term Debt	15.4	12.4
Total	100.0%	100.0%

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

COMMITMENTS AND CONTINGENCIES:

SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, working capital, and for environmental remediation costs. Net cash outflows for capital expenditures and remediation projects for the first nine months of 2008 amounted to $45.0 and $20.7 million, respectively. Management estimates net cash outflows for construction projects for 2008, 2009 and 2010, to be approximately $78.0 million, $71.5 million and $52.2 million, respectively, which has increased from prior estimates due to additional planned expenditures for delivery system infrastructure improvements. Total cash outflows for remediation projects are expected to be $28.1 million, $15.0 million and $16.0 million for 2008, 2009 and 2010, respectively.  As discussed in Notes 9 and 14 to the Financial Statements in Item 8 of SJI’s 10-K as of December 31, 2007, certain environmental costs are subject to recovery from insurance carriers and ratepayers.

SJI is obligated on the letters of credit supporting the variable-rate demand bonds issued through the New Jersey Economic Development Authority by Marina. Commercial banks have issued $62.3 million of renewing letters of credit under SJI’s revolving credit agreement to support the financing of the original construction and recent expansion of Marina’s Atlantic City thermal plant project.

SJG has certain commitments for both pipeline capacity and gas supply for which it pays fees regardless of usage. Those commitments as of September 30, 2008, average $45.8 million annually and total $166.8 million over the contracts’ lives. Approximately 47% of the financial commitments under these contracts expire during the next five years. SJG expects to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the Basic Gas Supply Service clause.

There were no significant changes to the Company’s contractual obligations described in Note 14 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2007, except for commodity supply purchase obligations which increased by approximately $57.5 million in total since December 31, 2007, due to the origination of new contracts during the third quarter.

In addition, as discussed in Note 7, SJG’s contractual cash obligation under the NJCEP increased by $32.8 million for the years 2009 through 2012.  Expenditures made for this program are recoverable through rates and do not directly affect earnings.

SJI - 29

Off-Balance Sheet Arrangements– An off-balance sheet arrangement is any contractual arrangement involving an unconsolidated entity under which the company has either made guarantees, or has certain other interests or obligations.

The Company has recorded a liability of $2.0 million in Other Noncurrent Liabilities on the condensed consolidated balance sheets as of September 30, 2008 for the fair value of the following guarantees:

•
 In April 2007, SJI guaranteed certain obligations of LVE Energy Partners, LLC (LVE) an unconsolidated joint venture in which Marina has a 50% equity interest. LVE entered into a 25-year contract with a resort developer to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada. LVE began construction of the facility in 2007 and expected to provide full energy services in 2010 when the resort was originally scheduled to be completed. However, the developer of the resort recently announced that it was delaying construction of the project due to the difficult environment in the capital markets and weak economic conditions. The developer has indicated that they are considering different strategies to move the project forward, including opening the project in phases and obtaining a partner, but that it was unlikely construction would resume during 2009. The district energy system and central energy center are being financed by LVE with debt that is non-recourse to SJI and includes a guaranty by the developer of certain fixed payments to be made under the Energy Sales Agreement until the project begins commercial operations. LVE is currently in discussions with the banks that are financing the energy facilities regarding a plan to address the developer’s construction delay. Those discussions include a revised timetable and funding schedule for the completion of construction of the energy facilities, and the potential contribution of additional equity. SJI is obligated to invest at least $30.0 million of equity during the construction period as discussed below and may invest up to an additional $9.0 million. The Company holds a significant variable interest in LVE but is not the primary beneficiary.  SJI's risk of loss is limited to its equity contribution and the unsecured Note Receivable. SJI has issued a performance guarantee for up to $180.0 million to the resort developer to ensure that certain construction milestones relating to the development of the thermal facility are met.  Concurrently, SJI is the beneficiary of a surety bond purchased by the project’s general contractor that provides SJI with assurance that construction of the thermal facility will meet those same milestones.  Those milestones are currently being revised due to delays announced by the project developer. In addition, SJI has guaranteed the obligations of LVE under certain insurance policies during the construction period.  The maximum amount that SJI could be obligated for, in the event that LVE does not have sufficient resources to make deductible payments on future claims under these insurance policies, is approximately $6.0 million.  SJI has also guaranteed certain performance obligations of LVE under the operating agreements between LVE and the resort, up to $20 million each year for the term of the agreement, commencing with the first year of operations.  SJI and the partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees.

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

Capital Contribution Obligation - In December 2007, Marina and its joint venture partner agreed to each contribute approximately $30 million of equity to LVE as part of its construction period financing. LVE will initially use bank and bond financing to fund project construction and then expects to use contributed equity to complete the project. Marina’s obligation is secured by an irrevocable letter of credit from a bank. In the event of a default by LVE on its financing arrangements, the partners may be required to make the equity contributions prior to the end of the construction period.

SJI - 30

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

SJI entered into certain contracts to purchase, sell, and transport natural gas. For those derivatives not designated as hedges, the net unrealized pre-tax gain of $71.9 million and $17.8 million during the three months ended September 30, 2008 and 2007, respectively is included with realized gains and losses in Operating Revenues — Nonutility. For the nine months ended September 30, 2008 and 2007, the net unrealized pre-tax gain of $2.1 million and $8.8 million, respectively is included with realized gains and losses in Operating Revenues - Nonutility.  The fair value and maturity of these energy-trading contracts determined under the mark-to-market method as of September 30, 2008 is as follows (in thousands):

Assets				Maturity
	Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Beyond 3 Years	Total

Prices Actively Quoted	NYMEX	$21,728	$6,237	$549	$28,514

Other External Sources	Basis	22,720	9,325	189	32.234

Total		$44,448	$15,562	$738	$60,748

				Maturity
Liabilities	Source of	Maturity	Maturity	Beyond
	Fair Value	< 1 Year	1 - 3 Years	3 Years	Total

Prices Actively Quoted	NYMEX	$12,031	$4,928	$54	$17,013

Other External Sources	Basis	19,268	5,206	89	24,563

Total		$31,299	$10,134	$143	$41,576

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Contracted volumes of our NYMEX contracts are 4.0 million decatherms (dth) with a weighted-average settlement price of $8.95 per dth.  Contracted volumes of our basis contracts are 22.4 million dth with a weighted average settlement price of $1.29 per dth.

SJI - 31

A reconciliation of SJI's estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Assets, January 1, 2008	$16,286
Contracts Settled During Nine Months Ended September 30, 2008, Net	(18,460)
Other Changes in Fair Value from Continuing and New Contracts, Net	21,346

Net Derivatives — Energy Related Assets September 30, 2008	$19,172

Interest Rate Risk — Our exposure to interest-rate risk relates primarily to short-term, variable-rate borrowings. Short-term, variable-rate debt outstanding at September 30, 2008 was $159.1 million and averaged $75.8 million during the first nine months of 2008. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $0.4 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2007 – 45 b.p. decrease; 2006 — 67 b.p. increase; 2005 — 194 b.p. increase; 2004 — 115 b.p. decrease; and 2003 — 28 b.p. decrease. For September 2008, our average interest rate on variable-rate debt was 2.99%.

We issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of September 30, 2008, the interest costs on all but $7.1 million of our long-term debt was either at a fixed-rate or hedged via an interest rate derivative. Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates. However, due to general market conditions during 2008, the demand for auction-rate securities was disrupted resulting in increased interest rate volatility for tax-exempt auction-rate debt.   As a result, the $25.0 million of tax-exempt auction-rate debt issued by the Company (and repurchased in June 2008) was exposed to changes in interest rates that were not completely mitigated by the related interest rate derivatives. The auction rate debt was converted to another form of variable rate debt and resold in the public market in August 2008. The original interest rate derivatives remain in place and are expected to substantially offset changes in interest rates on the security.

As of September 30, 2008, SJI’s active interest rate swaps were as follows:

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company are effective.

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company's internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SJI - 32

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item is incorporated by reference to Part I, Item 2, Pending Litigation, beginning on page 31.

Item 1A. Risk Factors

The following paragraph should be read in conjunction with the risk factors included in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007:

The inability to obtain capital, particularly short-term capital from commercial banks, could negatively impact the daily operations and financial performance of SJI.

SJI uses short-term borrowings under committed and uncommitted credit facilities provided by commercial banks to supplement cash provided by operations, to support working capital needs, and to finance capital expenditures, as incurred. If the customary sources of short-term capital were no longer available due to market conditions, SJI may not be able to meet its working capital and capital expenditure requirements and borrowing costs could increase.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information about purchases by SJI of its own common stock during the three months ended September 30, 2008:

Period	Total Number of Shares Purchased¹	Average Price Paid Per Share¹	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs²	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs²
July 2008	23,782	$37.63	-	-
August 2008	2,784	$35.86	-	-
September 2008	-	-	-	-
Total	26,566		-	-

1The total number of shares purchased and the average price paid per share represent shares purchased in open market transactions under the South Jersey Industries Dividend Reinvestment Plan (the “DRP”) by the administrator of the DRP.

                    ²On September 22, 2008, SJI publicly announced a share repurchase program under which the Company can purchase up to 5% of its currently outstanding common stock over the next four years.  As of September 30, 2008, no shares have been purchased under this program.

SJI - 33

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

SOUTH JERSEY INDUSTRIES, INC.
(Registrant)

Dated: November 7, 2008	By: /s/ Edward J. Graham
Edward J. Graham
Chairman, President & Chief Executive Officer

Dated: November 7, 2008	By: /s/ David A. Kindlick
David A. Kindlick
Vice President & Chief Financial Officer

SJI - 34