Form 10-K
period 2008-12-31
SOUTH JERSEY INDUSTRIES INC
filed 2009-03-02
CIK 91928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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
Yes [   ] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2008 was $1,105,259,473. As of February 23, 2009, there were 29,738,256 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

In Part I of Form 10-K: None
In Part II of Form 10-K: None
In Part III of Form 10-K:  Portions of the registrant’s proxy statement filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s 2009 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

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

SJI - 2

Units of Measurement

For Natural Gas:
1 Mcf	= One thousand cubic feet
1 MMcf	= One million cubic feet
1 Bcf	= One billion cubic feet
1dt	= One decatherm
1 MMdts	= One million decatherms
dts/d	= Decatherms per day
MDWQ	= Maximum daily withdrawal quantity

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

•
South Jersey Energy Service Plus, LLC (SJESP) provides residential and light commercial service and installation of HVAC systems, plumbing services and appliance repair and service/maintenance contracts.

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

SJI - 3

Sources and Availability of Raw Materials

South Jersey Gas Company

Transportation and Storage Agreements

SJG has direct connections to two interstate pipeline companies, Transcontinental Gas Pipe Line Company, LLC (Transco) and Columbia Gas Transmission, LLC (Columbia). During 2008, SJG purchased and had delivered approximately 37.0 Million decatherms (MMdts) of natural gas for distribution to both on-system and off-system customers. Of this total, 25.3 MMdts was transported on the Transco pipeline system while 11.7 MMdts was transported on the Columbia pipeline system. SJG also secures firm transportation and other long term services from two additional pipelines upstream of the Transco and Columbia systems. They include Columbia Gulf Transmission Company, LLC (Columbia Gulf) and Dominion Transmission, Inc. (Dominion). Services provided by these upstream pipelines are utilized to deliver gas into either the Transco or Columbia systems for ultimate delivery to SJG. Services provided by all of the above-mentioned pipelines are subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC).  Unless otherwise indicated, our intentions are to renew or extend these service agreements before they expire.

Transco:

Transco is SJG’s largest supplier of long-term gas transmission services which includes both year-round and seasonal firm transportation (FT) service arrangements. When combined, these services enable SJG to purchase gas from third parties and have delivered to its city gate stations by Transco a total of 280,525 dts per day (dts/d). Of this total, 133,917 dts/d is long-haul FT (where gas can be transported from the production areas of the Southwest to the market areas of the Northeast) while 146,608 dts/d is market area FT. The terms of the year-round agreements extend for various periods through 2025, while the term of the seasonal agreement extends to 2011.

Of the 280,525 dts/d of Transco services mentioned above, SJG has released a total of 89,800 dts/d of its long-haul FT and 25,565 dts/d of its market area FT service.  These releases were made in association with SJG’s Conservation Incentive Program (CIP) discussed further under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SJG also has seven long-term gas storage service agreements with Transco that, when combined, are capable of storing approximately 6.4 MMdts. Through these services, SJG can inject gas into market area storage during periods of low demand and withdraw gas at a rate of up to 124,840 dts/d during periods of high demand. The terms of the storage service agreements extend for various periods from 2008 to 2013.  During 2008, SJG released 17,433 dts/d of Transco SS-1 storage demand and 1,353,159 dts of its SS-1 storage capacity (both represent 100 percent of this service) thereby reducing its Transco maximum daily storage withdrawal quantity to 107,407 dts/d, and its storage capacity to approximately 5.0 MMdts.  Also released was 17,433 dts/d of winter season firm transportation service associated with SS-1 storage service.

It should also be noted that effective May 1, 2006 SJG permanently released its Transco WSS Storage Service having a storage capacity of 4.4 MMdts and a maximum daily withdrawal quantity (MDWQ) of 51,837 dts to SJRG resulting in significant savings in gas related costs.  The release of both WSS and SS-1 storages was taken in conjunction with SJG’s CIP.

Dominion:

Entering 2008, SJG had two firm transportation services with Dominion which delivered gas to Transco’s Leidy Line for ultimate delivery to SJG city gate stations. One of these services is associated with a storage service which SJG subscribes to with Transco (Transco SS-1).  Since SJG released its Transco SS-1 storage service in 2008, it also assigned 17,432 dts/d of this associated Dominion firm transportation service to SJRG.  SJG had previously had a third firm transportation service with Dominion which provided a link between SJG’s service on Texas Gas and Transco’s Leidy Line system in Pennsylvania.  However, as SJG opted to allow its Texas Gas service to expire in 2007, it also chose to allow its FT service on Dominion (unrelated to storage), with a maximum contract quantity of 24,874 dts/d, to expire under its terms effective October 31, 2007.  This decision resulted in significant cost savings.

SJI - 4

SJG also subscribes to a storage service with Dominion which provides a MDWQ of 10,000 dts during the period between November 16 and March 31 of winter season with 423,000 dts of storage capacity. Gas from this storage is delivered through both the Dominion and Transco pipeline systems.

Columbia:

SJG has two firm transportation agreements with Columbia which, when combined, provide for 45,022 dts/d of firm deliverability and extend through October 31, 2009.  In 2008, SJG released 14,714 dts/d of this amount to SJRG in conjunction with its CIP thereby reducing the availability of firm transportation on the Columbia system to 30,308 dts/d.

SJG also subscribes to a firm storage service (FSS) with Columbia under three separate agreements, the longest of which extends through March 31, 2014.  When combined, these three FSS storage agreements provide SJG with a winter season MDWQ of 52,891 dts with an associated 3,473,022 dts of storage capacity.  During 2008, SJG released to SJRG 17,500 dts of its FSS MDWQ along with 1,249,485 dts of its Columbia FSS storage capacity.  In addition, SJG also released to SJRG 17,500 dts of its Columbia SST MDWQ transportation service which is associated with FSS service.  Both of these releases were made by SJG in connection with its CIP.

Columbia Gulf:

SJG has one firm transportation agreement with Columbia Gulf which provides up to 45,985 dts/d of firm deliverability in the winter season and 43,137 dts/d during the summer season.  This service facilitates the movement of gas from the production area in southern Louisiana to an interconnect with the Columbia pipeline system at Leach, KY.

During 2008, SJG released 7,969 dts/d of its service on Columbia Gulf to a group of industrial end users on its system, with the remainder being released to SJRG.

Gas Supplies

SJG no longer has any long-term gas supply agreements with third party producer-suppliers.  In recent years, due to increased liquidity in the market place, SJG has replaced its long-term gas supply agreements with short-term agreements and uses financial contracts secured through SJRG to hedge against forward price risk.  Short-term agreements typically extend between one day and several months in duration.  As such, its long-term contracts were allowed to expire under their terms.

Supplemental Gas Supplies

During 2008, SJG entered into two seasonal Liquefied Natural Gas (LNG) sales agreements with two separate third party suppliers. The term of the first agreement which was used during the 2008 summer season to refill SJG’s storage tank, extended through November 30, 2008, and had an associated contract quantity of 400,000 dts. The second agreement was acquired to replenish LNG in storage during the 2008-2009 winter season.  This agreement extends through March 31, 2009 and provides SJG with up to 200,000 dts of LNG.

SJG operates peaking facilities which can store and vaporize LNG for injection into its distribution system. SJG’s LNG facility has a storage capacity equivalent to 434,300 dts of natural gas and has an installed capacity to vaporize up to 96,750 dts of LNG per day for injection into its distribution system.

SJG also operates a high-pressure pipe storage field at its New Jersey LNG facility which is capable of storing 12,420 dts of gas and injecting up to 10,350 dts/d into SJG’s distribution system.

Peak-Day Supply

SJG plans for a winter season peak-day demand on the basis of an average daily temperature of 2 degrees Fahrenheit (F). Gas demand on such a design day for the 2008-2009 winter season is estimated to be 451,418 dts. SJG projects that it has adequate supplies and interstate pipeline entitlements to meet its design requirements. SJG experienced its highest peak-day demand for calendar year 2008 of 374,902 dts on December 22nd while experiencing an average temperature of 21.85 degrees F that day.

SJI - 5

Natural Gas Prices

SJG’s average cost of natural gas purchased and delivered in 2008, 2007 and 2006, including demand charges, was $9.90 per dt, $9.07 per dt and $9.27 per dt, respectively.

South Jersey Energy Company

Transportation and Storage Agreements

Access to gas suppliers and cost of gas are significant to the operations of SJE. No material part of the business of SJE is dependent upon a single customer or a few customers. SJE purchases delivered gas only, primarily from SJRG. Consequently, SJE maintains no transportation or storage agreements.

South Jersey Resources Group

Transportation and Storage Agreements

National Fuel Gas Supply Corporation:

SJRG has a long term storage service agreement with National Fuel Gas Supply Corporation (National Fuel) which extends through March 31, 2010, under which up to 4,746,000 Mcf of gas may be stored. SJRG has an additional contract for 224,576 Mcf of capacity that expires March 31, 2023. Both agreements carry evergreen continuation clauses on a year by year basis after expiration. Total injection rights under the combined agreements total 29,623 Mcf/d and firm withdrawal rights total 50,042 Mcf/d.

SJRG holds long term firm transportation agreements with National Fuel associated with the above-mentioned agreements. Under these agreements, National Fuel will provide SJRG with a maximum daily injection transportation quantity of 29,623 Mcf/d with primary receipt points from Tennessee Gas Pipeline for delivery into storage, and 50,042 of maximum daily withdrawal transportation quantity with a primary receipt point of storage and a primary delivery point of Transcontinental Gas Pipeline.

Transcontinental Gas Pipeline:

SJRG has a storage agreement with Transco for storage service at Transco’s WSS facility which expires in October 2017. Under this evergreen contract, up to 24,500 Mcf/d may be injected and up to 51,837 Mcf/d may be withdrawn. Total storage capacity on the agreement is 4,406,000 Mcf.

SJRG has a storage agreement with Transco for storage service at Transco’s SS-1 facility which expires March 31, 2010. Under this evergreen contract, up to 17,433 Mcf/d may be withdrawn in the winter period and up to 7,617  Mcf/d may be injected during the summer period. Total storage capacity under the agreement is 1,353,159 Mcf. This service was released to SJRG by SJG as discussed above.

SJRG has a transportation agreement with Transco associated with the SS-1 storage agreement mentioned above. Under this evergreen agreement, Transco will provide SJRG with a maximum transportation quantity of 17,433 Mcf/d with receipts at Leidy, Pennsylvania and deliveries in Zone 6 New Jersey. This transportation agreement provides service only during the months of November to March each year.  This service was released to SJRG by SJG as discussed above.

SJRG also has a firm transportation agreement with Transco which expires September 30, 2010. Under this evergreen contract, Transco will provide SJRG with receipts at various production points in Texas and Louisiana and deliveries in New Jersey totaling 89,800 Mcf/d.  This service was released to SJRG by SJG as discussed above.

Dominion Gas Transmission:

SJRG has a firm transportation agreement with Dominion which expires October 31, 2022. Under this agreement, Dominion will provide SJRG with 5,000 Mcf/d of deliveries to Leidy, Pennsylvania and receipts at Lebanon, Ohio.

SJI - 6

SJRG also has a firm transportation agreement with Dominion related to SJRG’s Transco SS-1 storage. Under this contract, Dominion will provide receipts at Leidy, Pennsylvania and deliveries to storage in the amount of 17,432 Mcf/d. This evergreen contract expires March 31, 2011.  This service was released to SJRG by SJG as discussed above.

Columbia Gas Transmission:

SJRG holds a firm transportation agreement with Columbia which expires October 31, 2009. Under this evergreen agreement, Columbia provides receipts at Leach, Kentucky and deliveries of 14,714 Mcf/d to New Jersey.

SJRG holds a storage agreement with Columbia for service under Columbia’s FSS rate schedule. Under this evergreen agreement which expires October 31, 2010, Columbia will provide SJRG with storage capacity of 1,249,485 Mcf . Under this agreement, 17,500 Mcf/d may be withdrawn from storage and 9,996 Mcf/d may be injected.

 SJRG holds firm transportation related to the above mentioned storage agreement which provides for receipts at storage and deliveries to New Jersey of 17,500 Mcf/d. This evergreen contract expires October 31, 2010. These services with Columbia were released to SJRG by SJG as discussed above.

Columbia Gulf Transmission:

SJRG holds a firm transportation agreement with Columbia Gulf which expires October 31, 2009. Under this evergreen agreement, Columbia provides receipts in Louisiana with deliveries at Leach, Kentucky in the amount of 35,168 Mcf/d.  This service was released to SJRG by SJG as discussed above.

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

SJI - 7

Customers

No material part of the Company’s business is dependent upon a single customer or a few customers, the loss of which would have a material adverse effect on SJI performance on a consolidated basis. One of SJI’s subsidiaries, Marina Energy, does currently receive the majority of its revenues and income from one customer. However, that customer is under a long-term contract through 2027.

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

Employees

SJI and its subsidiaries had a total of 602 employees as of December 31, 2008. Of that total, 335 employees are unionized. SJG employees represented by the International Brotherhood of Electrical Workers (“IBEW”) operate under a new collective bargaining agreement that runs through February 2013.  The remaining employees represented by the IBEW operate under a contract extension through March 2009. We expect to enter into a successor labor agreement with the IBEW before the contract extension expires. The remaining unionized employees are represented by the International Association of Machinists and Aerospace Workers (“IAM”).   The IAM is asserting that the labor agreement which the Company believes expired on January 14, 2009 is evergreen for one year from that expiration date.  The Company disagrees, and has filed a charge with the National Labor Relations Board for a determination on the matter. We await the Board’s decision and consider relations with employees to be good.

Financial Information About Foreign and Domestic Operations and Export Sales

SJI has no foreign operations and export sales have not been a significant part of SJI’s business.

SJI - 8

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

SJI - 9

▪
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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The principal property of SJI consists of SJG’s gas transmission and distribution systems that include mains, service connections and meters. The transmission facilities carry the gas from the connections with Transco and Columbia to SJG’s distribution systems for delivery to customers. As of December 31, 2008, there were approximately 107.3 miles of mains in the transmission systems and 5,765 miles of mains in the distribution systems.

SJG owns approximately 154 acres of land in Folsom, New Jersey which is the site of SJI’s corporate headquarters. Approximately 140 acres of this property is deed restricted. SJG also has office and service buildings at six other locations in the territory. There is a liquefied natural gas storage and vaporization facility at one of these locations.

As of December 31, 2008, SJG’s utility plant had a gross book value of $1,172.0 million and a net book value, after accumulated depreciation, of $876.6 million. In 2008, $52.6 million was spent on additions to utility plant and there were retirements of property having an aggregate gross book cost of $5.7 million.

SJI - 10

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

Nonutility property and equipment with a net book value of $106.0 million consists primarily of Marina’s energy projects, in particular the thermal energy plant in Atlantic City, N.J.

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

Item 4. Submission Of Matters To A Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the 2008 fiscal year.

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

Edward J. Graham, Age 51
Chairman	April 2005 - Present
Chief Executive Officer	February 2004 - Present
President	January 2003 - Present
Chief Operating Officer	January 2002 - February 2004

David A. Kindlick, Age 54
Chief Financial Officer	January 2002 - Present
Vice President	June 1997 - Present
Treasurer	April 2001 - January 2004

SJI - 11

Jeffery E. DuBois, Age 50
Vice President	January 2004 - Present
Assistant Vice President (SJG)	January 2002 - January 2004

Michael J. Renna, Age 41
Vice President	January 2004 - Present
Assistant Vice President	January 2002 - January 2004

Richard H. Walker, Jr., Age 58
Vice President, General Counsel and Secretary	January 2006 - Present
Vice President, Corporate Counsel & Corporate Secretary	May 2003 - January 2006

Kevin D. Patrick, Age 48
Vice President	June 2007 - Present
Albertsons/Super Valu
Division CFO – Eastern Region	September 2004 – June 2006
Brown-Forman Corporation
Assistant Vice President Corporate Development	June 2000 – September 2004

Sharon M. Pennington, Age 46
Vice President	January 2008 to Present
Vice President (SJI Services LLC)	January 2006 – December 2007
Assistant Vice President (SJG)	April 2004 – December 2005
Director, Human Resources (SJG)	July 2002 – March 2004

PART II

Item 5. Market for the Registrant’s Common Equity,
Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock and Related Information

Quarter Ended	Market Price Per Share		Dividends	Quarter Ended	Market Price Per Share		Dividends
			Declared				Declared
2008	High	Low	Per Share	2007	High	Low	Per Share

March 31	$38.41	$31.90	$0.2700	March 31	$38.56	$31.81	$0.2450
June 30	$39.36	$35.31	$0.2700	June 30	$41.27	$34.53	$0.2450
September 30	$38.99	$33.10	$0.2700	September 30	$36.48	$31.20	$0.2450
December 31	$40.58	$25.19	$0.2975	December 31	$38.50	$33.80	$0.2700

These quotations are based on the list of composite transactions of the New York Stock Exchange. Our stock is traded on the New York Stock Exchange under the symbol SJI. We have declared and expect to continue to declare regular quarterly cash dividends. As of December 31, 2008, the latest available date, our records indicate that there were 7,458 shareholders of record.

Information required by this item is also found in Note 5 of the consolidated financial statements included under Item 8 of this report.

 SJI has a stated goal of increasing its dividend by at least 6% to 7% annually.

In January 2008, non-employee members of SJI’s Board of Directors received an aggregate of 8,667 shares of unregistered stock, valued at that time at $315,089, as part of their compensation for serving on the Board.

SJI - 12

Issuer Purchases of Equity Securities

The following table presents information about purchases by SJI of its own common stock during the three months ended December 31, 2008:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs[2]
October 2008	26,407	$34.51	-	-
November 2008	4,777	$37.63	-	-
December 2008	20,974	$37.84	-	-
Total	52,158		-	-

1The total number of shares purchased and the average price paid per share represent shares purchased in open market transactions under the South Jersey Industries Dividend Reinvestment Plan (the “DRP”) by the administrator of the DRP.

2On September 22, 2008, SJI publicly announced a share repurchase program under which the Company can purchase up to 5% of its currently outstanding common stock over the next four years.  As of December 31, 2008, no shares have been purchased under this program.

SJI - 13

Item 6. Selected Financial Data

2008 HIGHLIGHTS
Five-Year Summary of Selected Financial Data	South Jersey Industries, Inc. and Subsidiaries
(In Thousands Where Applicable)	Year Ended December 31,

	2008		2007		2006		2005		2004

Operating Results:
Operating Revenues	$961,977		$956,371		$931,428		$906,016		$819,416

Operating Income	$153,509		$129,623		$145,802		$86,818		$91,079

Income Applicable to Common Stock:
Continuing Operations	$77,178		$62,659		$72,250		$39,770		$43,173
Discontinued Operations - Net (1)	(247)		(391)		(818)		(669)		(680)

Net Income Applicable to Common Stock	$76,931		$62,268		$71,432		$39,101		$42,493

Total Assets	$1,793,427		$1,529,441		$1,573,032		$1,441,712		$1,243,666

Capitalization:
Common Equity	$515,254		$481,080		$443,036		$393,645		$343,363
Preferred Stock (2)	-		-		-		-		1,690
Long-Term Debt	332,784		357,896		358,022		319,066		328,914

Total Capitalization	$848,038		$838,976		$801,058		$712,711		$673,967

Ratio of Operating Income to Fixed Charges (3)	6.0	x	4.8	x	5.3	x	4.1	x	4.4	x

Diluted Earnings Per Common Share
(Based on Average Diluted Shares Outstanding):
Continuing Operations	$2.59		$2.12		$2.47		$1.40		$1.56
Discontinued Operations - Net (1)	(0.01)		(0.02)		(0.03)		(0.02)		(0.03)

Diluted Earnings Per Common Share	$2.58		$2.10		$2.44		$1.38		$1.53

Return on Average Common Equity (4)	15.5%		13.3%		16.9%		12.5%		13.0%

Share Data:
Number of Shareholders of Record	7.5		7.7		7.9		8.1		8.1
Average Common Shares	29,707		29,480		29,175		28,175		27,382
Common Shares Outstanding at Year End	29,729		29,607		29,326		28,982		27,760
Dividend Reinvestment Plan:
Number of Shareholders	5.1		5.3		5.3		5.3		5.2
Number of Participating Shares	2,102		2,179		2,194		2,722		2,764
Book Value at Year End	$17.33		$16.25		$15.11		$13.58		$12.37
Dividends Declared per Common Share	$1.11		$1.01		$0.92		$0.86		$0.82
Market Price at Year End	$39.85		$36.09		$33.41		$29.14		$26.28
Dividend Payout:
From Continuing Operations	42.6%		47.3%		37.2%		60.9%		52.0%
From Total Net Income	42.8%		47.6%		37.6%		62.0%		52.8%
Market-to-Book Ratio	2.3	x	2.2	x	2.2	x	2.1	x	2.1	x
Price Earnings Ratio (4)	15.4	x	17.0	x	13.5	x	20.8	x	16.8	x

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

 OVERVIEW — SJI is an energy services holding company that provides a variety of products and services through the following wholly owned subsidiaries:

South Jersey Gas Company (SJG)

SJG, a New Jersey corporation, is an operating public utility company engaged in the purchase, transmission and sale of natural gas for residential, commercial and industrial use. SJG also sells natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system and transports natural gas purchased directly from producers or suppliers to their customers. SJG contributed approximately 51.3% of SJI’s net income on a consolidated basis in 2008.

SJG’s service territory covers approximately 2,500 square miles in the southern part of New Jersey. It includes 112 municipalities throughout Atlantic, Cape May, Cumberland and Salem Counties and portions of Burlington, Camden and Gloucester Counties, with an estimated permanent population of 1.2 million. SJG benefits from its proximity to Philadelphia, PA and Wilmington, DE on the western side of its service territory and Atlantic City, NJ and the popular shore communities on the eastern side. Economic development and housing growth have long been driven by the development of the Philadelphia metropolitan area. In recent years, housing growth in the eastern portion of the service territory increased substantially and currently accounts for approximately half of SJG’s annual customer growth. Economic growth in Atlantic City and the surrounding region has been primarily driven by new gaming and non-gaming investments that emphasize destination style attractions. While many of these new projects have been suspended or postponed due to the current economic environment, the casino industry is expected to remain a significant source of regional economic development going forward. The ripple effect from Atlantic City typically produces new housing, commercial and industrial construction. Combining with the gaming industry catalyst has been the ongoing conversion of southern New Jersey’s oceanfront communities from seasonal resorts to year round economies. New and expanded hospitals, schools, and large scale retail developments throughout the service territory have contributed to SJG’s growth. Presently, SJG serves approximately 65% of households within its territory with natural gas. SJG also serves southern New Jersey’s diversified industrial base that includes processors of petroleum and agricultural products; chemical, glass and consumer goods manufacturers; and high technology industrial parks.

As of December 31, 2008, SJG served a total of 340,136 residential, commercial and industrial customers in southern New Jersey, compared with 335,663 customers at December 31, 2007. No material part of SJG’s business is dependent upon a single customer or a few customers. Gas sales, transportation and capacity release for 2008 amounted to 144.3 MMdts (million decatherms), of which 51.2 MMdts were firm sales and transportation, 2.8 MMdts were interruptible sales and transportation and 90.3 MMdts were off-system sales and capacity release. The breakdown of firm sales and transportation includes 45.9% residential, 23.0% commercial, 25.1 % industrial, and 6.0% cogeneration and electric generation. At year-end 2008, SJG served 317,026 residential customers, 22,636 commercial customers and 474 industrial customers. This includes 2008 net additions of 4,057 residential customers and 416 commercial customers.

SJG makes wholesale gas sales to gas marketers for resale and ultimate delivery to end users. These “off-system” sales are made possible through the issuance of the Federal Energy Regulatory Commission (FERC) Orders No. 547 and 636. Order No. 547 issued a blanket certificate of public convenience and necessity authorizing all parties, which are not interstate pipelines, to make FERC jurisdictional gas sales for resale at negotiated rates, while Order No. 636 allowed SJG to deliver gas at delivery points on the interstate pipeline system other than its own city gate stations and release excess pipeline capacity to third parties. During 2008, off-system sales amounted to 9.6 MMdts and capacity release amounted to 80.7 MMdts.

Supplies of natural gas available to SJG that are in excess of the quantity required by those customers who use gas as their sole source of fuel (firm customers) make possible the sale and transportation of gas on an interruptible basis to commercial and industrial customers whose equipment is capable of using natural gas or other fuels, such as fuel oil and propane. The term “interruptible” is used in the sense that deliveries of natural gas may be terminated by SJG at any time if this action is necessary to meet the needs of higher priority customers as described in SJG’s tariffs. In 2008, usage by interruptible customers, excluding off-system customers amounted to approximately 2.8 MMdts, approximately 1.9% of the total throughput.

SJI - 15

South Jersey Energy Solutions, LLC

Effective January 1, 2006, SJI established South Jersey Energy Solutions, LLC, (SJES) as a direct subsidiary for the purpose of serving as a holding company for all of SJI’s non-utility businesses. The following businesses are wholly owned subsidiaries of SJES:

South Jersey Resources Group, LLC (SJRG)

SJRG markets natural gas storage, commodity and transportation assets on a wholesale basis. Customers include energy marketers, electric and gas utilities and natural gas producers. SJRG’s marketing activities occur mainly in the mid-Atlantic and southern regions of the country. SJRG also conducts price risk management activities by entering into a variety of physical and financial transactions including forward contracts, swap agreements, option contracts and futures contracts. In 2008, SJRG transacted 110.1 Bcf of natural gas. SJRG contributed approximately 38.7% of SJI’s net income on a consolidated basis.

Marina Energy, LLC (Marina)

Marina develops and operates energy-related projects. Marina's largest operating project provides cooling, heating and emergency power to the Borgata Hotel Casino & Spa in Atlantic City, NJ. Marina added service to Borgata’s expanded facilities in July 2006 and service to a new hotel tower in June of 2008.  Marina also has a 50% equity interest in LVE Energy Partners, LLC which has entered into a contract to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada.

Marina’s other recent projects include:

•
A 51% equity interest in AC Landfill Energy, LLC (ACLE) which began commercial operations in Egg Harbor Township, NJ of a 1,600 kilowatt landfill gas-fired electricity production facility in March 2005 and a 1,900 kilowatt facility in August 2006. An additional 1,900 kilowatt facility began commercial operations in the first quarter of 2008.

•	A 51% equity interest in WC Landfill Energy, LLC (WCLE) which began commercial operations in White Township, NJ of a 3,800 kilowatt landfill gas-fired electricity production facility in November 2006.

•
A 50% equity interest in a partnership that leases and operates a 7,200 kilowatt landfill gas-fired electricity production facility in Burlington County, NJ, which began commercial operations in October 2007.

•
A 50% equity interest in a partnership that owns and operates a 1,900 kilowatt landfill gas-fired electricity production facility in Salem County, NJ, which began commercial operations in December 2008.

•	A solar energy project which began commercial operations in the first quarter of 2009.

Marina contributed approximately 4.2% of SJI’s net income on a consolidated basis.

South Jersey Energy Company (SJE)

SJE provides services for the acquisition and transportation of natural gas and electricity for retail end users, markets total energy management services, and prior to June 30, 2006, marketed an air quality monitoring system. As of December 31, 2008, SJE marketed natural gas and electricity to approximately 12,500 customers, which consist of approximately 85% residential customers and 15% commercial/industrial customers. Most customers served by SJE are located within southern New Jersey and northwestern Pennsylvania. In 2008, SJE contributed approximately 3.7% of SJI’s net income on a consolidated basis.

SJI - 16

South Jersey Energy Service Plus, LLC (SJESP)

SJESP installs and services residential and light commercial HVAC systems, provides plumbing services, and services appliances via the sale of appliance service programs as well as on a time and materials basis. SJESP serves southern New Jersey where it is the largest local HVAC service company with nearly 50 experienced, NATE certified technicians and installers. As of December 31, 2008, SJESP had approximately 70,000 service contract customers, representing approximately 180,000 service contracts for the repair and maintenance of major appliances, such as house heaters, water heaters, gas ranges, and electric central air conditioning units. SJESP contributed approximately 1.7% of SJI’s net income on a consolidated basis.

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

SJI also has a 50% joint venture investment with Conectiv Solutions, LLC in Millennium Account Services, LLC (Millennium). Millennium provides meter reading services to SJG and Atlantic City Electric Company in southern New Jersey.

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

Customer Growth — Southern New Jersey, our primary area of operations, has not been immune to the issues impacting the new housing market nationally. However, net customers for SJG still grew 1.3% for 2008 as we increased our focus on customer conversions. Consumers converting from other heating fuels, such as electric, propane or oil have historically accounted for 20-25% of annual SJG customer growth. In 2008, we increased our efforts to attract conversions in light of the very favorable relationship between natural gas and alternative fuel prices, obtaining 2,700 conversion customers compared with an average of 1,700 per year over the previous five years. Customers in our service territory typically base their decisions to convert on comparisons of fuel costs and environmental considerations. While housing growth most significantly benefits utility performance, it also translates into additional opportunities to market retail products and services through our nonutility businesses.

Regulatory Environment — SJG is primarily regulated by the New Jersey Board of Public Utilities (BPU). The BPU sets the rates that SJG charges its rate-regulated customers for services provided and establishes the terms of service under which SJG operates. We expect the BPU to continue to set rates and establish terms of service that will enable SJG to obtain a fair and reasonable return on capital invested. The BPU approved a Conservation Incentive Program (CIP) effective October 1, 2006, discussed in greater detail under Results of Operations, that protects SJG’s net income from reductions in gas used by residential, commercial, and small industrial customers.

SJI - 17

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

Energy Project Development — Marina Energy, LLC, SJI’s energy project development business, focuses on designing, building, owning and/or operating energy production facilities on, or adjacent to, customer sites. That business is currently involved with nine projects that are either operating, or are under development. Based upon our experience to date, market issues that impact the reliability and price of electricity supplied by utilities, and discussions that we are having regarding additional projects, we expect to continue to expand this business. However, the price of natural gas also has a direct effect on the economics of these projects.  Further, our largest project opportunities to date have been and are expected to continue to be in the casino gaming industry.  Consequently, the economic condition of that industry is important to the near term prospects for obtaining additional projects.

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

Labor and Benefit Costs — Labor and benefit costs have a significant impact on SJI’s profitability. Benefit costs, especially those related to health care, have risen in recent years. We sought to manage these costs by revising health care plans offered to existing employees, capping postretirement health care benefits, and changing health care and pension packages offered to new hires. We expect savings from these changes to gradually increase as new hires replace retiring employees. Our workforce totaled 602 employees at the end of 2008, of which 56% of that total are under collective bargaining agreements.

Balance Sheet Strength — Our goal is to maintain a strong balance sheet with an average annual equity-to-capitalization ratio of 50%. Our equity-to-capitalization ratio, inclusive of short-term debt, was 47.4 % and 50.3% at the end of 2008 and 2007, respectively. A strong balance sheet permits us to maintain the financial flexibility necessary to take advantage of growth opportunities and to address volatile economic and commodity markets while maintaining a low-to-moderate risk platform.

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

SJI - 18

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

Derivatives — SJI recognizes assets or liabilities for contracts that qualify as derivatives that are entered into by its subsidiaries when contracts are executed. We record contracts at their fair value in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. We record changes in the fair value of the effective portion of derivatives qualifying as cash flow hedges, net of tax, in Accumulated Other Comprehensive Loss and recognize such changes in the income statement when the hedged item affects earnings. Changes in the fair value of derivatives not designated as hedges are recorded in earnings in the current period. In 2007, we changed our policy to no longer designate energy-related derivative instruments as cash flow hedges. Certain derivatives that result in the physical delivery of the commodity may meet the criteria to be accounted for as normal purchases and normal sales if so designated, in which case the contract is not marked-to-market, but rather is accounted for when the commodity is delivered. Due to the application of regulatory accounting principles under FASB Statement No. 71, derivatives related to SJG’s gas purchases that are marked-to-market, are recorded through the BGSS.  SJG occasionally enters into financial derivatives to hedge against forward price risk. These derivatives are recorded at fair value with an offset to regulatory assets and liabilities through SJG’s BGSS, subject to BPU approval (See Notes 9 and 10 to the consolidated financial statements). We adjust the fair value of the contracts each reporting period for changes in the market.  As discussed in Note 15 of the consolidated financial statements, energy-related derivative instruments are traded in both exchange-based and non-exchange-based markets. Exchange-based contracts are valued using unadjusted quoted market sources in active markets and are categorized in Level 1 in the fair value hierarchy established by FAS 157, “Fair Value Measurements”. Certain non-exchange-based contracts are valued using indicative non-binding price quotations available through brokers or from over-the-counter, on-line exchanges and are categorized in Level 2. These price quotations reflect the average of the bid-ask mid-point prices and are obtained from sources that management believes provide the most liquid market.  Management reviews and corroborates the price quotations with at least one additional source to ensure the prices are observable market information, which includes consideration of actual transaction volumes, market delivery points, bid-ask spreads and contract duration. Derivative instruments that are used to limit our exposure to changes in interest rates on variable-rate, long-term debt are valued using quoted prices on commonly quoted intervals, which are interpolated for periods different than the quoted intervals, as inputs to a market valuation model. Market inputs can generally be verified and model selection does not involve significant management judgment, as a result, these instruments are categorized in Level 2. For non-exchange-based derivatives that trade in less liquid markets with limited pricing information, model inputs generally would include both observable and unobservable inputs.  In instances where observable data is unavailable, management considers the assumptions that market participants would use in

SJI - 19

valuing the asset or liability.  This includes assumptions about market risks such as liquidity, volatility and contract duration.  Such instruments are categorized in Level 3 as the model inputs generally are not observable. Counterparty credit risk, and the credit risk of SJI, is incorporated and considered in the valuation of all derivative instruments as appropriate. The effect of counterparty credit risk and the credit risk of SJI on the derivative valuations is not significant.

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

Pension and Other Postretirement Benefit Costs — The costs of providing pension and other postretirement employee benefits are impacted by actual plan experience as well as assumptions of future experience. Employee demographics, plan contributions, investment performance, and assumptions concerning mortality, return on plan assets, discount rates and health care cost trends all have a significant impact on determining our projected benefit obligations. We evaluate these assumptions annually and adjust them accordingly. These adjustments could result in significant changes to the net periodic benefit costs of providing such benefits and the related liabilities recognized by SJI.    In 2007, a 20 basis point increase in the discount rate and higher than expected returns on plan assets during 2006 resulted in a net decrease to benefit costs in 2007.  Further, an additional 32 basis point increase in the discount rate, higher than expected returns on plan assets during 2007, and a pension contribution in the first quarter of 2008 further reduced such benefit costs in 2008.  While the discount rate and expected return on plan assets are both decreasing slightly in the determination of the 2009 benefit costs, the primary cost driver in 2009 will be the erosion of plan assets during 2008.  As evidenced by the tables in Note 11, “Pension and Other Postretirement Benefits”, the declines in the equity markets during 2008 have resulted in significant unrealized losses in the assets of the plans.  Such losses are currently expected to increase the 2009 cost of providing such benefits two-to-three fold.

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

SJI - 20

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

RATES AND REGULATIONS — As a public utility, SJG is subject to regulation by the New Jersey Board of Public Utilities (BPU). Additionally, the Natural Gas Policy Act, which was enacted in November 1978, contains provisions for Federal regulation of certain aspects of SJG’s business. SJG is affected by Federal regulation with respect to transportation and pricing policies applicable to pipeline capacity from Transcontinental Gas Pipeline Corporation (SJG’s major supplier), Columbia Gas Transmission Corporation, Columbia Gulf Transmission Company, and Dominion Transmission, Inc., since such services are provided under rates and terms established under the jurisdiction of the FERC. SJG’s retail sales are made under rate schedules within a tariff filed with and subject to the jurisdiction of the BPU. These rate schedules provide primarily for either block rates or demand/commodity rate structures. SJG’s primary rate mechanisms include base rates, the Basic Gas Supply Service Clause, Temperature Adjustment Clause and Conservation Incentive Program.

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

Conservation Incentive Program (CIP) - The CIP is a BPU approved three-year pilot program that began October 1, 2006 and is designed to eliminate the link between SJG profits and the quantity of natural gas SJG sells, and foster conservation efforts. With the CIP, SJG’s profits are tied to the number of customers served and how efficiently SJG serves them, thus allowing SJG to focus on encouraging conservation and energy efficiency among its customers without negatively impacting net income.  The CIP tracking mechanism adjusts earnings based on weather, as did the TAC, and also adjusts SJG’s earnings when actual usage per customer experienced during an annual period varies from an established baseline usage per customer.  The CIP may be extended for a one year period in the absence of a Board order taking any affirmative action to the contrary with regard to the pilot program.

Similar to the TAC, utility earnings are recognized during current periods based upon the application of the CIP. The cash impact of variations in customer usage will result in cash being collected from, or returned to, customers during the subsequent CIP year, which runs from October 1 to September 30.

SJI - 21

The effects of the TAC and the CIP on SJG’s net income for the last three years and the associated weather comparisons were as follows ($’s in millions):

	2008	2007	2006
Net Income Benefit:
TAC	$-	$-	$5.1
CIP – Weather Related	1.6	1.6	2.9
CIP – Usage Related	9.2	5.9	1.7
Total Net Income Benefit	$10.8	$7.5	$9.7

Weather Compared to 20-Year TAC Average	4.7% warmer	3.2% warmer	15.0 % warmer
Weather Compared to Prior Year	1.6% warmer	13.8% colder	17.5 % warmer

As part of the CIP, SJG is required to implement additional conservation programs including customized customer communication and outreach efforts, targeted upgrade furnace efficiency packages, financing offers, and an outreach program to speak to local and state institutional constituents. SJG is also required to reduce gas supply and storage assets and their associated fees. Note that changes in fees associated with supply and storage assets have no effect on SJG’s net income as these costs are passed through directly to customers on a dollar-for-dollar basis.

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

SJRG competes in the wholesale natural gas market against a wide array of competitors on a cost competitive, term of service, and reliability basis. SJRG has been a reliable energy provider in this arena for 13 years. There has been significant consolidation of energy wholesale operations and large financial institutions have also entered the marketplace. We expect this trend to continue in the near term, which could result in downward pressure on the margins available.

Marina competes with other companies that develop and operate on-site energy production. Marina also faces competition from customers’ preferences for alternative technologies for energy production, as well as those customers that address their energy needs internally.

SJI - 22

SJE competes with utilities and other third-party marketers to sell the unregulated natural gas and electricity commodity to customers. Marketers compete largely on price, which is driven by the commodity market. While the utilities are typically indifferent as to where customers get their gas or electricity, the price they set for the commodity they sell creates competition for SJE. Based on its market share, SJE is the largest marketer of natural gas in southern New Jersey as of December 31, 2008. In addition, similar to SJG, SJE faces competition from other energy products.

SJESP competes primarily with smaller, local contractors in southern New Jersey that install residential and commercial HVAC systems and provide major appliance repair and plumbing services. These contractors typically only serve their local communities and do not serve the entire southern part of New Jersey.

CUSTOMER CHOICE LEGISLATION— All residential natural gas customers in New Jersey can choose their natural gas commodity supplier under the terms of the “Electric Discount and Energy Competition Act of 1999”. This bill created the framework and necessary time schedules for the restructuring of the state’s electric and natural gas utilities. The Act established unbundling, where redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. It also established time frames for instituting competitive services for customer account functions and for determining whether basic gas supply services should become competitive. Customers purchasing natural gas from a provider other than the local utility (the “marketer”) are charged for the gas costs by the marketer and charged for the transportation costs by the utility. The total number of customers in SJG’s service territory purchasing natural gas from a marketer averaged 28,637, 25,309 and 16,392 during 2008, 2007 and 2006 respectively.

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

Net Income in 2008 increased $14.7 million, or 23.6% to $76.9 million compared to 2007. This increase was primarily due to:

•	a 52.4% increase in gross margin generated from SJRG related to the increase in storage and market area transportation assets under contract.

Net Income in 2007 decreased $9.2 million, or 12.9% to $62.3 million compared to 2006. This decrease was primarily due to:

•	a 34.1% decrease in gross margin generated by SJRG related to unrealized gains on energy related derivative contracts recognized in 2006 that did not recur in 2007;
•	offset by a 1.7% increase in SJG customers.

SJI - 23

These changes are discussed in more detail below.

Operating Revenues and Throughput— Utility — The following table summarizes the composition of select gas utility data for the three years ended December 31 (in thousands, except for customer and degree day data):

	2008		2007		2006
Utility Throughput – dth:
Firm Sales -
Residential	21,530	15%	22,523	16%	19,830	15%
Commercial	6,127	4%	6,339	4%	6,958	5%
Industrial	188	-	193	-	296	-
Cogeneration and electric generation	561	-	1,335	1%	1,103	1%
Firm Transportation -
Residential	1,988	1%	1,870	1%	956	1%
Commercial	5,687	4%	5,927	4%	4,420	3%
Industrial	12,661	9%	12,107	9%	11,970	9%
Cogeneration and electric generation	2,536	2%	3,088	2%	2,625	2%

Total Firm Throughput	51,278	35%	53,382	37%	48,158	36%

Interruptible Sales	35	-	68	-	93	-
Interruptible Transportation	2,716	2%	3,002	2%	3,474	3%
Off-System	9,632	7%	17,686	13%	18,221	13%
Capacity Release	80,665	56%	67,430	48%	66,458	48%

Total Throughput - Utility	144,326	100%	141,568	100%	136,404	100%

Utility Operating Revenues:
Firm Sales-
Residential	$320,401	57%	$342,809	54%	$334,201	52%
Commercial	81,914	15%	80,237	13%	99,578	15%
Industrial	5,434	1%	8,381	1%	6,590	1%
Cogeneration and electric generation	7,940	1%	11,722	2%	10,746	2%
Firm Transportation -
Residential	10,408	2%	8,982	1%	4,768	1%
Commercial	18,286	3%	17,299	3%	12,510	2%
Industrial	12,504	2%	12,229	2%	11,351	2%
Cogeneration and electric generation	1,682	-	1,847	-	1,552	-

Total Firm Revenues	458,569	81%	483,506	76%	481,296	75%

Interruptible Sales	403	-	785	-	1,109	-
Interruptible Transportation	1,786	-	1,970	-	1,868	-
Off-System	90,430	16%	131,586	22%	147,180	23%
Capacity Release	15,549	3%	11,208	2%	9,656	2%
Other	1,309	-	1,492	-	1,562	-
	568,046	100%	630,547	100%	642,671	100%
Less: Intercompany Sales	7,855		19,540		40,672
Total Utility Operating Revenues	560,191		611,007		601,999

SJI - 24

Less:
Cost of sales	375,549		433,495		431,615
Conservation recoveries *	7,741		4,458		6,862
RAC recoveries *	3,079		2,056		1,806
Revenue taxes	8,655		8,850		7,890
Utility Margin	$165,167		$162,148		$153,826

Margin:
Residential	$99,862	61%	$102,077	63%	$90,442	59%
Commercial and industrial	38,995	24%	40,036	25%	38,129	25%
Cogeneration and electric generation	1,997	1%	2,212	1%	2,189	1%
Interruptible	143	-	195	-	226	-
Off-system & capacity release	3,349	2%	2,994	2%	4,711	3%
Other revenues	2,440	1%	1,952	1%	1,871	1%
Margin before weather normalization & decoupling	146,786	89%	149,466	92%	137,568	89%
TAC mechanism	-	-	-	-%	8,511	6%
CIP mechanism	18,381	11%	12,682	8%	7,747	5%
Utility Margin	$165,167	100%	$162,148	100%	$153,826	100%

Number of Customers at Year End:
Residential	317,026	93%	312,969	93%	307,919	93%
Commercial	22,636	7%	22,220	7%	21,652	7%
Industrial	474	-	474	-	478	-
Total Customers	340,136	100%	335,663	100%	330,049	100%

Annual Degree Days:	4,417		4,488		3,943

* Represents expenses for which there is a corresponding credit in operating revenues. Therefore, such recoveries have no impact on our financial results.

Throughput — Utility — Total gas throughput increased 2.8 MMdts, or 1.9%, from 2007 to 2008.  This increase is driven by greater capacity release activity. Firm throughput declined as a result of warmer weather, as reflected by the degree day data in the table above, and customer conservation. Off-System sales (OSS) volume decreased substantially as SJG’s portfolio of assets available for such activities has been reduced under the CIP, as discussed under “Rates and Regulation”. In 2007, total gas throughput increased 3.8% compared with 2006, to 141.6 MMdts.  While firm throughput accounted for the entire increase, the residential market reflected the greatest improvement by adding 3.6 MMdts over 2006 as a result of 23.3% colder weather and 5,050 additional residential customers in 2007.

Operating Revenues - Utility— Revenues for SJG decreased $50.8 million during 2008, compared with 2007, primarily due to lower OSS revenue after eliminating intercompany transactions.

OSS revenue decreased $41.2 million in relation to the decrease in sales volume noted above under “Throughput”.  As previously discussed, SJG’s portfolio of assets available for OSS has been reduced under the CIP.  Total firm revenues decreased during 2008 compared to the same period in the prior year primarily due to warmer weather and lower residential revenues resulting from a lower Basic Gas Supply Service (BGSS) rate in effect during most of 2008.  For nearly the entire year, the 2008 BGSS rate was 12.7% lower than the rate in effect during the same time last year.  SJG reduced its BGSS rate in October 2007 primarily due to a combination of actual and forecasted decreases in wholesale gas costs.  However, as the Company does not profit from the sale of the commodity the BGSS rate decrease did not have an impact on Company profitability.  Finally, the Company experienced lower sales to the region’s electric utility, as their demand to consume natural gas to generate electric during the summer months decreased substantially.  Since the majority of the Company’s profits from electric generation sales are contractually fixed, the decrease in volume and revenue had little impact on profitability.  Partially offsetting these decreases, SJG added 4,473 customers during the 12-month period ended December 31 2008, which represents a 1.3% increase in total customers.

SJI - 25

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

Operating Revenues — Nonutility 2008 vs. 2007 — Combined revenues for SJI’s nonutility businesses, net of intercompany transactions, increased by $56.4 million in 2008, compared with 2007.

SJE’s revenues from retail gas, net of intercompany transactions, increased by $2.3 million in 2008, compared with 2007 due mainly to a 22% increase in volumes sold by our retail gas marketing division located in northwestern Pennsylvania. We contracted with several producers in the local production area to market their natural gas, the volumes of which increased due to the expansion of drilling activity in the area.  This increase was mostly offset by lower residential and commercial customer counts in New Jersey. As of December 31, 2008, we served 10,310 residential customers compared with 13,868 as of December 31, 2007. Market conditions have made it difficult to be competitive. SJE’s commercial customer count also declined from 1,608 as of December 31, 2007 compared with 1,089 as of December 31, 2008, driven by the expiration of a large municipal bid early in the fourth quarter of 2008. We continue to focus our marketing efforts on the pursuit of non-heat-sensitive commercial customers in an effort to mitigate price volatility and weather risk.

SJE’s revenues from retail electricity, net of intercompany transactions, increased $5.7 million in 2008, compared with 2007 due mainly to the acquisition of one large customer in New Jersey and several commercial customers in the New England area.

SJRG’s revenues, net of intercompany transactions, increased $39.9 million in 2008, compared with 2007. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts of $5.1 million due to price volatility, SJRG’s revenues increased $34.8 million. A summary of SJRG’s revenue is as follows (in millions):

	2008	2007	Change

SJRG Revenue	$115.1	$75.2	$39.9

Less: Unrealized gains	(8.9)	(3.8)	(5.1)

SJRG Revenue, Excluding unrealized gains	$106.2	$71.4	$34.8

SJI - 26

This increase in revenues is mainly attributable to a 28.9% increase in sales of storage volumes in 2008 compared with 2007. As discussed in Note 1 to the Consolidated Financial Statements, revenues and expenses related to the energy trading activities of SJRG are presented on a net basis in Operating Revenues – Nonutility.

Revenues for Marina increased $6.9 million in 2008, compared with 2007 due mainly to higher rates on chilled and hot water and increased chilled water production. Higher rates were driven by higher underlying commodity prices. The opening of Borgata’s new Water Club tower in June and record warm temperatures in June and July were the principal drivers of the increased chilled water production.   Our thermal plant produced a total of 27.8 million ton hours of chilled water in 2008 which represents a 4.9% increase when compared with the 26.5 million ton hours produced in 2007.

Revenues for SJESP increased $2.0 million in 2008, compared with 2007 due mainly to the increase in the number of plumbing, heating and cooling system installation jobs completed and a price increase to our warranty contracts that took effect April 1, 2008.

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

SJI - 27

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

Total margin in 2008 increased $3.0 million, or 1.9%, from 2007 primarily due to customer additions, as noted above, increased margins from OSS and capacity release, and increased profits earned through the Company’s Storage Incentive Mechanism (SIM).  The SIM allows the Company to retain 20% of storage-related gains and losses as measured against an established benchmark.  The balance of these gains and losses are passed through to customers as part of the BGSS.

The CIP protected $18.4 million of pre-tax margin in 2008 that would have been lost due to lower customer usage, compared to $12.7 million in 2007.  Of these amounts, $2.7 million and $2.6 million were related to weather variations and $15.7 million and $10.1 million were related to other customer usage variations in 2008 and 2007, respectively.

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

For 2008, combined gross margins for the nonutility businesses, net of intercompany transactions, increased $25.7 million to $97.9 million compared with 2007. This increase is primarily due to the following:

•
Gross Margin for SJRG increased $19.2 million in 2008, compared with 2007. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts as discussed above, gross margin for SJRG increased $14.1 million in 2008 compared with 2007. Operationally, margins increased significantly in 2008 due primarily to favorable time spreads on storage and transportation asset positions that were locked in and/or improved upon. Storage assets allow SJRG to lock in the differential between purchasing natural gas at low current prices and selling equivalent quantities at higher future prices. Gross margin is generated via seasonal pricing differentials. Similar to storage, transportation assets allow us to lock in the differential of transporting natural gas from one delivery point to another. Overall, SJRG’s contribution to margin has continued to increase as we have expanded our portfolio of storage and market area transportation assets under contract. Storage and transportation assets under contract as of December 31 is as follows:

	2008	2007	2006
Storage (Bcf)	12.2	10.0	9.6
Transportation (dts/day)	124,375	69,429	34,311

However, future margins could fluctuate significantly due to the volatile nature of wholesale gas prices.

SJI - 28

•
Gross Margin for Marina increased $3.6 million in 2008 compared with 2007 due mainly to the increase in sales volumes from the thermal plant discussed in Operating Revenues – Nonutility. Gross margin as a percentage of Operating Revenues did not change significantly in 2008 compared with 2007.

•
Gross margin from SJE’s retail gas sales increased $2.2 million in 2008, compared with 2007. Excluding the impact of a $0.6 million increase in unrealized gains recorded on forward financial contracts, gross margin increased $1.6 million in 2008 compared with 2007. Gross margin as a percentage of Operating Revenues increased 1.3 percentage points in 2008 compared to 2007. Excluding the impact of unrealized gains, this increase is due mainly to two main factors. First, SJE partially recovered losses from a full requirements customer in the commercial market that were recognized in 2006. Second, the 2008 margin reflects the impact of our initiatives to actively capitalize on market volatility which resulted in securing more attractive spreads, particularly in the first and fourth quarters.

•
Gross margin from SJE’s retail electricity sales were relatively flat in 2008 compared with 2007. Gross margin as a percentage of Operating Revenues decreased 0.9 percentage points in 2008 compared with 2007 due mainly to increased competition.

•
Gross Margin for SJESP increased $0.4 million in 2008, compared with 2007.  Gross margin as a percentage of Operating Revenues decreased 2.1 percentage points in 2008 compared with 2007 due mainly to increased competition and higher payroll-related, insurance and fleet costs.

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

SJI - 29

•
Gross Margin for SJESP decreased $0.3 million in 2007, compared with 2006 due mainly to higher payroll-related and insurance costs which were partially offset by higher margins from strong installation and appliance maintenance contracts.

Operations Expense — A summary of net changes in operations expense follows (in thousands):

	2008 vs. 2007	2007 vs. 2006
Utility	$4,375	$1,745
Nonutility:
Wholesale Gas	1,384	978
Retail Gas and Other	115	667
Retail Electricity	(73)	230
On-Site Energy Production	1,443	2,720
Appliance Service	(643)	1,307
Total Nonutility	2,226	5,902
Intercompany Eliminations and Other	(409)	(295)
Total Operations	$6,192	$7,352

Utility Operations expense increased $4.4 million during 2008, as compared with 2007.  This increase is primarily the result of $3.3 million of increased spending under the New Jersey Clean Energy Program (NJCEP) during 2008 compared to last year.  Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting increase in revenues during the period.  The BPU-approved NJCEP allows for full recovery of costs, including carrying costs when applicable.  As a result, the increase in expense had no impact on net income. The Company also experienced moderate increases in insurance, governance, compliance and employee compensation costs which were partially offset by lower pension and other cost reductions during 2008.

Nonutility Wholesale Gas Operations expense increased in 2008, compared with 2007, due mainly to additional personnel costs and governance and compliance costs to support continued growth.

Nonutility On-Site Energy Production Operations expense increased in 2008, compared with 2007, due mainly to higher labor and operating costs at all active projects, costs related to landfill projects and the thermal plant expansion that began operations during 2008.

Nonutility Appliance Service Operations expense decreased in 2008, compared with 2007, due mainly to the benefit of several cost cutting initiatives that were implemented towards the end of 2007.

Other changes in Operations Expense during 2008 were not significant.

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

SJI - 30

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

Other changes in Operations Expense during 2007 were not significant.

Other Operating Expenses — A summary of changes in other consolidated operating expenses (in thousands):

	2008 vs. 2007	2007 vs. 2006
Maintenance	$1,554	$807
Depreciation	1,295	1,693
Energy and Other Taxes	(62)	706

Maintenance – Maintenance expense increased $1.6 million during 2008, compared with 2007; and $0.8 million during 2007, compared with 2006; primarily due to higher levels of Remediation Adjustment Clause (RAC) amortization. These costs are recovered from ratepayers; therefore, SJG experienced an offsetting increase in revenue during 2008.  The remaining increase in 2008 was the result of installing safety devices on certain residential meters aimed at preventing unauthorized usage and maintenance of company equipment.

Depreciation Expense - Depreciation increased during 2008 and 2007, compared with the prior year, due mainly to the increased investment in property, plant and equipment by SJG and Marina.

Energy and Other Taxes — Energy and Other Taxes increased in 2007, compared with 2006, primarily due to higher energy-related taxes based on increased taxable firm throughput and revenues in 2007.    Other changes were not significant.

Other Income and Expense — The change in other income and expense in 2008 and 2007 compared with the prior year was not significant.

Interest Charges — Interest charges decreased by $1.5 million for 2008, compared with 2007.  The decrease was the result of lower average levels of short-term debt over the entire period, coupled with lower interest rates on short-term debt. Short-term debt declined primarily due to lower natural gas inventory levels at our commodity marketing business during much of the year.  Partially offsetting these factors were higher interest rates incurred on SJG’s auction-rate debt during the first half of 2008 and $2.2 million of ineffectiveness on interest rate swaps during the fourth quarter of 2008. Interest charges decreased by $0.5 million in 2007, compared with 2006, due primarily to lower levels of short-term debt at our utility business that offset higher interest rates.  Short-term debt declined in 2007 primarily due to lower gas cost and inventory levels.

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

SJI - 31

Cash Flows from Operating Activities — Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $26.4 million, $147.8 million and $28.7 million in 2008, 2007 and 2006, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization and gas cost recoveries. Net cash provided by operating activities in 2008 was negatively impacted by higher gas prices in the first half of 2008 which resulted in significantly higher costs to fill our natural gas inventories at both our utility and non-utility businesses than experienced in 2007.  The company also incurred higher environmental remediation costs in 2008 compared to 2007.  In addition, in anticipation of a large transmission pipeline project in 2009, SJG purchased and inventoried $9.3 million of pipe at the end of 2008. Finally, SJI made a $5.9 million pension contribution during 2008.  No such contribution was made in the prior year. The comparison of net cash provided by operating activities between 2007 and 2006 was significantly impacted by the combination of an increased income stream (excluding unrealized gains), and more favorable inventory and payable positions in 2007. A significant portion of the unrealized gains from 2006 were realized in 2007. Inventory levels declined by a greater amount in 2007 due to a weather induced increase in heating demand at our utility and greater storage withdrawals at our gas marketing business. Net cash provided by operating activities in 2006 was negatively impacted by a change in the terms under which SJI purchased natural gas, and the impact of extremely warm weather on inventory levels and collection under regulatory clauses at year end. Very warm weather conditions experienced during the fourth quarter of 2006 resulted in low levels of gas withdrawn from storage to meet customer demand, and decreased gas volumes consumed resulted in slower collections of expenses under several regulatory clauses. We typically anticipate that delays in withdrawing gas from storage during the fourth quarter of any fiscal year will result in increased withdrawals in the subsequent quarter, benefiting our cash flows for that quarter. SJI also ends each calendar year in a prepaid tax position due to mandatory prepayment requirements on all state taxes. Such prepayments are credited against amounts otherwise due during the first quarter of the subsequent year; further improving first quarter liquidity.

Cash Flows from Investing Activities — SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. Net cash outflows for construction projects for 2008, 2007 and 2006 amounted to $62.0 million, $55.5 million and $73.7 million, respectively. We estimate the net cash outflows for construction projects for 2009, 2010 and 2011 to be approximately $140.3 million, $95.4 million and $58.5 million, respectively.

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

Cash Flows from Financing Activities — Short-term borrowings under lines of credit from commercial banks are used to supplement cash from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, short-term debt incurred to finance capital expenditures is refinanced with long-term debt.  In June 2008, SJG repurchased $25.0 million of its auction-rate securities at par by drawing under its lines of credit.  That action resulted in a $25.0 million reduction in long-term debt on SJG’s balance sheet.  SJG converted these auction-rate securities to variable rate demand bonds and remarketed them to the public during the third quarter of 2008. No other long-term debt was issued during 2008.

 Bank facilities available to SJI totaled $443.0 million at December 31, 2008, of which $279.2 million, inclusive of $66.6 million of letters of credit, was used. Those bank facilities consist of a $100.0 million revolving credit facility, a $10.0 million line of credit, a $40.0 million line of credit and $53.0 million of uncommitted bank lines available to SJG; and a $200.0 million revolving credit facility and $40.0 million of uncommitted bank lines available to SJI. The revolving credit facilities expire in August 2011 and both SJG lines expire in 2009.  All facilities contain one financial covenant regarding the ratio of total debt to total capitalization, measured on a quarterly basis. SJI and SJG were in compliance with this covenant as of December 31, 2008. Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business’ future liquidity needs.

SJI - 32

SJI supplements its operating cash flow and credit lines with both debt and equity capital. Over the years, SJG has used long-term debt, primarily in the form of First Mortgage Bonds and Medium Term Notes (MTN), secured by the same pool of utility assets, to finance its long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment.

SJI raised equity capital over the past three years through its Dividend Reinvestment Plan (DRP). Historically, participants in SJI's DRP received newly issued shares. Through the end of March 2008, we offered a 2% discount on DRP investments as it was the most cost-effective way to raise equity capital in the quantities we were seeking. Due to our continued strong equity position, beginning in April 2008, the 2% discount was not offered and DRP participants began receiving shares purchased in the market.  Through the DRP, SJI raised $2.1 million of equity capital by issuing 60,390 shares in 2008, and $7.5 million of equity capital by issuing 212,428 shares in 2007 and $6.6 million of equity capital by issuing 232,883 shares in 2006.  In September 2008, we announced our intent to establish a stock repurchase program for SJI that could result in the repurchase of up to 1.5 million shares of SJI common stock at any time prior to October 2012.  No purchases have been made to date.

SJI’s capital structure was as follows:

	As of December 31,
	2008	2007

Common Equity	47.4%	50.3%
Long-Term Debt	33.0	37.3
Short-Term Debt	19.6	12.4
Total	100.0%	100.0%

SJG’s long-term, senior secured debt was rated “A” and “Baa1” by Standard & Poor’s and Moody’s Investor Services, respectively. These ratings had not changed in at least the past five years until Moody’s Investor Services raised SJG’s senior secured debt rating to “A3” from “Baal” in February of 2009.

For 2008, 2007 and 2006, SJI paid quarterly dividends to its common shareholders. SJI has paid dividends on its common stock for 57 consecutive years and has increased that dividend each year for the last ten years. The Company currently looks to grow that dividend by at least 6% to 7% per year and has a targeted payout ratio of between 50% and 60%. In setting the dividend rate, the Board of Directors of SJI considers future earnings expectations, payout ratio, and dividend yield relative to those at peer companies as well as returns available on other income-oriented investments.

COMMITMENTS AND CONTINGENCIES — SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental remediation costs. Net cash outflows for construction and remediation projects for 2008 amounted to $62.0 million and $26.2 million, respectively. We estimate net cash outflows for construction projects for 2009, 2010 and 2011, to be approximately $140.3 million, $95.4 million and $58.5 million, respectively.  We estimate net cash outflows for remediation projects for 2009, 2010 and 2011 to be approximately $13.7 million, $17.0 million and $12.9 million respectively.  As discussed in Notes 9 and 14 to the consolidated financial statements, certain environmental costs are subject to recovery from insurance carriers and ratepayers.

STANDBY LETTERS OF CREDIT — As of December 31, 2008, SJI provided $66.6 million of standby letters of credit through SJI’s revolving credit facility. Letters of credit in the amount of $62.3 million support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance Marina’s initial thermal plant project. The additional outstanding letters of credit total $4.3 million, and were posted to enable SJE to market retail electricity and for various construction activities. The Company also provided two additional letters of credit under separate facilities outside of the revolving credit facility. Those letters of credit consist of a $25.3 million letter of credit provided by SJG to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG’s natural gas distribution system; and a $30.7 million letter of credit provided by Marina to support a capital contribution obligation as discussed below. These letters of credit expire in August 2009 and November 2010, respectively.

SJI - 33

SJG and SJRG have certain commitments for both pipeline capacity and gas supply for which they pay fees regardless of usage. Those commitments as of December 31, 2008, average $46.4 million annually and total $170.4 million over the contracts’ lives. Approximately 45% of the financial commitments under these contracts expire during the next five years. We expect to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the Basic Gas Supply Service clause.

The following table summarizes our contractual cash obligations and their applicable payment due dates as of December 31, 2008 (in thousands):

		Up to	Years	Years	More than
Contractual Cash Obligations	Total	1 Year	2 & 3	4 & 5	5 Years

Long-Term Debt	$357,896	$25,112	$35,306	$29,733	$267,745
Interest on Long-Term Debt	236,008	20,003	37,655	33,350	145,000
Capital Contribution Obligation	31,805	31,805	-	-	-
Operating Leases	2,273	716	978	429	150
Commodity Supply Purchase Obligations	610,057	377,423	155,536	21,419	55,679
New Jersey Clean Energy Program (Note 9)	41,760	8,643	20,139	12,978	-
Other Purchase Obligations	1,787	1,391	396	-	-
Total Contractual Cash Obligations	$1,281,586	$465,093	$250,010	$97,909	$468,574

SJG’s variable rate debt of $25.0 million has been included in the current portion of long-term debt above.  However, interest on long-term debt in the table above includes the related interest obligations through maturity as well as the impact of all interest rate swap agreements.  Expected environmental remediation costs and asset retirement obligations are not included in the table above as the total obligation cannot be calculated due to the subjective nature of these costs and the timing of anticipated payments. As discussed in Note 11 to the consolidated financial statements, while the Company has no obligation to make a contribution to its employees pension plans in 2009, we currently expect to make a contribution in order to improve the funded status of the plans and mitigate the expected increase in expense in 2009. Furthermore, future pension contributions beyond 2009 cannot be determined at this time. SJG’s regulatory obligation to contribute $3.6 million annually to its other postretirement benefit plans’ trusts, less costs incurred directly by the company, is not included as the duration is indefinite.

Capital Contribution Obligation - In December 2007, Marina and its joint venture partner agreed to each contribute approximately $30.0 million of equity to LVE as part of its construction period financing (See Note 2 to the consolidated financial statements). Marina’s obligation is secured by an irrevocable letter of credit from a bank. The equity contribution is expected to be made in 2009.

Off-Balance Sheet Arrangements — An off-balance sheet arrangement is any contractual arrangement involving an unconsolidated entity under which the company has either made guarantees or has certain other interests or obligations.

The Company has recorded a liability of $2.0 million in Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the consolidated balance sheets as of December 31, 2008 for the fair value of the following guarantees:

•
In April 2007, SJI guaranteed certain obligations of LVE Energy Partners, LLC (LVE), an unconsolidated joint venture in which Marina has a 50% equity interest.  LVE entered into a 25-year contract with a resort developer to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada.  LVE began construction of the facility in 2007 and expected to provide full energy services in 2010 when the resort was originally scheduled to be completed. LVE suspended construction of the district energy system and central energy center in January 2009 after the developer of the resort announced that it was delaying construction of the resort due to the difficult environment in the capital markets and weak economic conditions.  The developer has indicated that they are considering different strategies to move the project forward, including opening the project in phases and obtaining a partner, but that it was unlikely construction would resume during 2009.

SJI - 34

The district energy system and central energy center are being financed by LVE with debt that is non-recourse to SJI. LVE is currently in discussions with the banks that are financing the energy facilities to address the developer’s construction delay. Those discussions include a revised timetable and funding schedule for the completion of construction of the energy facilities, and the potential contribution of additional equity. SJI is obligated to invest at least $30.0 million of equity during the construction period as discussed above and may invest up to an additional $14.0 million to cover the incremental debt service and other related costs to be incurred during the suspension period resulting from the delay. However, we are unable to definitively quantify our incremental costs at this time, if any, as negotiations over the new terms are ongoing. The Energy Sales Agreement between LVE and the resort developer, which is currently being renegotiated to address the impact of the construction delay, includes a guaranty by the resort developer of certain fixed payments to be made to LVE until the project begins commercial operations. As of December 31, 2008, the Company had a net liability of approximately $10.8 million included in Other Current and Noncurrent Liabilities on the consolidated balance sheets related to this project and an unsecured Note Receivable – Affiliate of approximately $3.1 million due from LVE. SJI's risk of loss is limited to its equity contribution, contribution obligations and the unsecured Note Receivable totaling approximately $33.9 million. During 2008, SJI and the partner in this joint venture each provided cash advances to LVE of approximately $3.1 million to cover construction related costs. It is expected that these notes will be converted to equity in 2009, offsetting the additional equity contribution obligations.

SJI issued a performance guaranty for up to $180.0 million to the resort developer to ensure that certain construction milestones relating to the development of the thermal facility are met. As a result of achieving certain milestones, the guaranty has been reduced to $94.0 million as of December 31, 2008. Concurrently, SJI is the beneficiary of a surety bond purchased by the project’s general contractor that provides SJI with assurance that construction of the thermal facility will meet those same milestones. Those milestones are currently being revised due to delays announced by the project developer. In addition, SJI has guaranteed the obligations of LVE under certain insurance policies during the construction period.  The maximum amount that SJI could be obligated for, in the event that LVE does not have sufficient resources to make deductible payments on future claims under these insurance policies, is approximately $6.0 million.  SJI has also guaranteed certain performance obligations of LVE under the operating agreements between LVE and the resort, up to $20.0 million each year for the term of the agreement, commencing with the first year of operations.  SJI and the partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees.

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

SJI - 35

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

As of December 31, 2008, SJRG had $42.1 million of Accounts Receivable under sales contracts. Of that total, 96% were with companies rated investment-grade, were guaranteed by an investment-grade-rated parent or were with companies where we have a collateral arrangement. The remainder of the Accounts Receivable were within approved credit limits.

SJI entered into certain contracts to purchase, sell, and transport natural gas. For those derivatives not designated as hedges, we recorded the net unrealized pre-tax gain of $9.3 million, $3.6 million and $36.7 million  in earnings during the years 2008, 2007 and 2006, respectively, which are included with realized gains and losses in Operating Revenues — Nonutility. The fair value and maturity of these energy trading contracts determined under the mark-to-market method as of December 31, 2008 is as follows (in thousands):

Assets	Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Beyond 3 Years	Total
Prices Actively Quoted	NYMEX	$42,502	$11,277	$305	$54,084
Other External Sources	Basis	20,699	8,130	-	28,829
Total		$63,201	$19,407	$305	$82,913

Liabilities	Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Beyond 3 Years	Total
Prices Actively Quoted	NYMEX	$37,743	$8,683	$61	$46,487
Other External Sources	Basis	13,182	6,554	401	20,137
Total		$50,925	$15,237	$462	$66,624

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Contracted volumes of our NYMEX contracts are 5.6 million decatherms (dts) with a weighted-average settlement price of $8.11 per dt.  Contracted volumes of our basis contracts are 3.2 million dts with a weighted average settlement price of $0.93 per dt.

A reconciliation of SJI's estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Assets,
January 1, 2008	$16,286
Contracts Settled During 2008, Net	(9,535)
Other Changes in Fair Value from Continuing and New Contracts, Net	9,538
Net Derivatives — Energy Related Assets,
December 31, 2008	$16,289

SJI - 36

Interest Rate Risk — Our exposure to interest-rate risk relates primarily to short-term, variable-rate borrowings. Short-term variable-rate debt outstanding at December 31, 2008, was $212.6 million and averaged $105.2 million during 2008. The months where average outstanding variable-rate debt was at its highest and lowest levels were December, at $206.4 million, and April, at $26.2 million. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $0.6 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2008 – 397 b.p. decrease; 2007 – 45 b.p. decrease; 2006 — 67 b.p. increase; 2005 — 194 b.p. increase and 2004 — 115 b.p. increase. For December 2008, our average interest rate on short-term variable-rate debt was 1.79%.

We issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of December 31, 2008, the interest costs on all but $7.1 million of our long-term debt was either at a fixed-rate or hedged via an interest rate derivative. Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates. However, due to market conditions during 2008, the demand for auction-rate securities was disrupted resulting in increased interest rate volatility for tax-exempt auction-rate debt.   As a result, the $25.0 million of tax-exempt auction-rate debt issued by the Company (and repurchased in June 2008) was exposed to changes in interest rates that were not completely mitigated by the related interest rate derivatives. The auction rate debt was converted to another form of variable rate debt and resold in the public market in August 2008. In addition, during the fourth quarter of 2008, as a result of unusual market conditions, the interest rate derivatives on Marina’s variable rate demand bonds were not completely effective in mitigating the risks resulting from changes in interest rates. Consequently, the Company incurred approximately $2.2 million of additional interest expense related to the ineffective portion of these interest rate derivatives. All of these interest rate derivatives remain in place and are expected to substantially offset future changes in interest rates on the respective securities.

As of December 31, 2008, SJI’s active interest rate swaps were as follows:

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

Concentration of Credit Risk - As of December 31, 2008, approximately 38.4% of the current and noncurrent Derivatives – Energy Related Assets or $31.8 million are with a single retail counterparty. This counterparty has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assignable to SJI in the event of a default by the counterparty.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

Information required by this item can be found in the section entitled “Market Risks” on page 35 of this report.

SJI - 37

Item 8. Financial Statements and Supplementary Data

Statements of Consolidated Income	South Jersey Industries, Inc. and Subsidiaries
(In Thousands Except for Per Share Data)	Year Ended December 31,

	2008	2007	2006

Operating Revenues:
Utility	$560,191	$611,007	$601,999
Nonutility	401,786	345,364	329,429

Total Operating Revenues	961,977	956,371	931,428

Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	375,549	433,495	431,615
- Nonutility	303,893	273,206	244,522
Operations	79,769	73,577	66,225
Maintenance	7,899	6,345	5,538
Depreciation	29,237	27,942	26,249
Energy and Other Taxes	12,121	12,183	11,477

Total Operating Expenses	808,468	826,748	785,626

Operating Income	153,509	129,623	145,802

Other Income and Expense	1,117	2,422	2,672
Interest Charges	(25,676)	(27,215)	(27,671)

Income Before Income Taxes	128,950	104,830	120,803

Income Taxes	(51,948)	(43,056)	(49,683)
Equity in Earnings of Affiliated Companies	176	885	1,130

Income from Continuing Operations	77,178	62,659	72,250

Loss from Discontinued Operations - (Net of tax benefit)	(247)	(391)	(818)

Net Income	$76,931	$62,268	$71,432

Basic Earnings per Common Share:
Continuing Operations	$2.60	$2.13	$2.48
Discontinued Operations	(0.01)	(0.02)	(0.03)

Basic Earnings per Common Share	$2.59	$2.11	$2.45

Average Shares of Common Stock Outstanding - Basic	29,707	29,480	29,175

Diluted Earnings per Common Share:
Continuing Operations	$2.59	$2.12	$2.47
Discontinued Operations	(0.01)	(0.02)	(0.03)

Diluted Earnings per Common Share	$2.58	$2.10	$2.44

Average Shares of Common Stock Outstanding - Diluted	29,843	29,593	29,261

Dividends Declared per Common Share	$1.11	$1.01	$0.92

The accompanying notes are an integral part of the consolidated financial statements.

SJI - 38

Statements of Consolidated Cash Flows	South Jersey Industries, Inc. and Subsidiaries
(In Thousands)	Year Ended December 31,

	2008	2007	2006

Cash Flows from Operating Activities:

Net Income	$76,931	$62,268	$71,432
Loss from Discontinued Operations	247	391	818
Income from Continuing Operations	77,178	62,659	72,250
Adjustments to Reconcile Income from Continuing Operations to Cash Flows Provided by
Operating Activities:
Depreciation and Amortization	35,665	32,865	30,834
Net Unrealized Gain on Derivatives - Energy Related	(9,317)	(3,635)	(36,688)
Unrealized Loss on Derivatives - Other	2,174	-	-
Provision for Losses on Accounts Receivable	2,332	2,603	1,466
TAC/CIP Receivable	2,641	(7,946)	(15,740)
Deferred Gas Costs - Net of Recoveries	5,885	7,755	18,694
Deferred SBC Costs - Net of Recoveries	1,199	3,960	(4,221)
Stock-Based Compensation Expense	1,263	1,090	1,059
Deferred and Noncurrent Income Taxes - Net	23,014	12,030	21,829
Environmental Remediation Costs - Net	(26,175)	(10,926)	(10,840)
Gas Plant Cost of Removal	(1,463)	(1,275)	(1,369)
Changes in:
Accounts Receivable	(14,293)	(5,232)	38,020
Inventories	(48,599)	21,459	(25,726)
Prepaid and Accrued Taxes - Net	(7,022)	8,916	(5,243)
Accounts Payable and Other Accrued Liabilities	14,018	(5,036)	(57,892)
Margin Account Liability	(4,112)	4,112	-
Derivatives - Energy Related	(17,564)	21,050	3,046
Other Assets and Liabilities	(9,158)	3,453	(948)
Cash Flows from Discontinued Operations	(1,277)	(56)	178

Net Cash Provided by Operating Activities	26,389	147,846	28,709

Cash Flows from Investing Activities:

Capital Expenditures	(61,972)	(55,539)	(73,677)
Net (Purchase of) Proceeds from Sale of Restricted Investments in Margin Account	(29,731)	10,404	(2,170)
Proceeds from Sale of Restricted Investments from Escrowed Loan Proceeds	5,170	6,710	6,075
Purchase of Restricted Investments with Escrowed Loan Proceeds	(77)	(523)	(18,722)
Investment in Long-Term Receivables	(5,558)	(4,123)	(3,342)
Proceeds from Long-Term Receivables	3,399	3,877	3,707
Purchase of Company Owned Life Insurance	(4,287)	(3,917)	-
Investment in Affiliate	(2,969)	(7,463)	-
Return of Investment in Affiliate	7,470	7,208	-
Proceeds from Sale of Investment in Affiliate	58	-	1,450
Advances on Notes Receivable - Affilate	(7,457)	-	-
Purchase of Gas Marketing and Production Assets	-	-	(3,277)
Other	-	-	(650)

Net Cash Used in Investing Activities	(95,954)	(43,366)	(90,606)

Cash Flows from Financing Activities:

Net Borrowings from (Repayments of) Lines of Credit	94,260	(76,310)	47,300
Proceeds from Issuance of Long-Term Debt	25,000	-	41,400
Principal Repayments of Long-Term Debt	(25,106)	(2,389)	(2,437)
Dividends on Common Stock	(32,914)	(29,656)	(26,874)
Proceeds from Sale of Common Stock	2,076	7,484	6,606
Payments for Issuance of Long-Term Debt	(320)	-	(1,350)
Other	666	137	300

Net Cash Provided by (Used in) Financing Activities	63,662	(100,734)	64,945

Net (Decrease) Increase in Cash and Cash Equivalents	(5,903)	3,746	3,048
Cash and Cash Equivalents at Beginning of Year	11,678	7,932	4,884

Cash and Cash Equivalents at End of Year	$5,775	$11,678	$7,932

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest (Net of Amounts Capitalized)	$24,253	$27,025	$27,341
Income Taxes (Net of Refunds)	$35,363	$22,461	$28,171

Supplemental Disclosures of Non-Cash Investing Activities
Capital Expenditures acquired on account but unpaid as of year-end	$7,877	$4,797	$3,776
Guarantee of certain obligations of unconsolidated affiliates	$-	$1,985	$-

The accompanying notes are an integral part of the consolidated financial statements.

SJI - 39

Consolidated Balance Sheets
(In Thousands)	South Jersey Industries, Inc. and Subsidiaries
	December 31,
	2008	2007

Assets

Property, Plant and Equipment:
Utility Plant, at original cost	$1,172,014	$1,123,992
Accumulated Depreciation	(295,432)	(276,301)
Nonutility Property and Equipment, at cost	121,658	112,971
Accumulated Depreciation	(15,632)	(11,793)

Property, Plant and Equipment - Net	982,608	948,869

Investments:
Available-for-Sale Securities	4,859	6,734
Restricted	31,098	6,460
Investment in Affiliates	1,966	1,694

Total Investments	37,923	14,888

Current Assets:
Cash and Cash Equivalents	5,775	11,678
Accounts Receivable	121,683	111,899
Unbilled Revenues	52,907	48,304
Provision for Uncollectibles	(5,757)	(5,491)
Natural Gas in Storage, average cost	162,387	123,790
Materials and Supplies, average cost	12,778	2,777
Prepaid Taxes	14,604	6,878
Derivatives - Energy Related Assets	63,201	23,270
Other Prepayments and Current Assets	7,506	5,225

Total Current Assets	435,084	328,330

Regulatory and Other Noncurrent Assets:
Regulatory Assets	270,434	188,688
Prepaid Pension	-	1,970
Derivatives - Energy Related Assets	19,712	10,941
Unamortized Debt Issuance Costs	7,166	7,386
Notes Receivable - Affiliate	7,457	-
Contract Receivables	13,565	13,220
Other	19,478	15,149

Total Regulatory and Other Noncurrent Assets	337,812	237,354

Total Assets	$1,793,427	$1,529,441

Capitalization and Liabilities

Capitalization:
Common Equity	$515,254	$481,080
Long-Term Debt	332,784	357,896

Total Capitalization	848,038	838,976

Minority Interest	1,194	440

Current Liabilities:
Notes Payable	212,550	118,290
Current Portion of Long-Term Debt	25,112	106
Accounts Payable	120,162	101,154
Customer Deposits and Credit Balances	14,449	18,475
Margin Account Liability	-	4,112
Environmental Remediation Costs	13,670	25,827
Taxes Accrued	5,510	5,310
Derivatives - Energy Related Liabilities	50,925	13,735
Deferred Income Taxes - Net	25,009	20,251
Deferred Contract Revenues	5,840	5,231
Interest Accrued	6,519	6,657
Pension and Other Postretirement Benefits	1,031	805
Other Current Liabilities	19,130	8,358

Total Current Liabilities	499,907	328,311

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	184,294	175,686
Investment Tax Credits	1,832	2,150
Pension and Other Postretirement Benefits	80,835	29,036
Environmental Remediation Costs	54,495	52,078
Asset Retirement Obligations	22,553	24,604
Derivatives - Energy Related Liabilities	15,699	4,190
Derivatives - Other	14,088	2,484
Regulatory Liabilities	50,447	55,779
Other	20,045	15,707

Total Deferred Credits and Other Noncurrent Liabilities	444,288	361,714

Commitments and Contingencies (Note 14)
Total Capitalization and Liabilities	$1,793,427	$1,529,441

The accompanying notes are an integral part of the consolidated financial statements.

SJI - 40

Statements of Consolidated Capitalization			South Jersey Industries, Inc. and Subsidiaries
(In Thousands Except for Share Data)			December 31,

			2008	2007

Common Equity:
Common Stock: Par Value $1.25 per share; Authorized 60,000,000 shares;
	Outstanding Shares: 29,728,697 (2008) and 29,607,802 (2007)
	Balance at Beginning of Year		$37,010	$36,657
	Common Stock Issued or Granted Under Stock Plans		151	353

	Balance at End of Year		37,161	37,010
Premium on Common Stock			252,495	248,449
Treasury Stock (at par)			(176)	(187)
Accumulated Other Comprehensive Loss			(24,199)	(10,315)
Retained Earnings			249,973	206,123

	Total Common Equity		515,254	481,080

Long-Term Debt: (A)
South Jersey Gas Company:
	First Mortgage Bonds: (B)
	6.12%	Series due 2010	10,000	10,000
	6.74%	Series due 2011	10,000	10,000
	6.57%	Series due 2011	15,000	15,000
	4.46%	Series due 2013	10,500	10,500
	5.027%	Series due 2013	14,500	14,500
	4.52%	Series due 2014	11,000	11,000
	5.115%	Series due 2014	10,000	10,000
	5.387%	Series due 2015	10,000	10,000
	5.437%	Series due 2016	10,000	10,000
	6.50%	Series due 2016	9,873	9,873
	4.60%	Series due 2016	17,000	17,000
	4.657%	Series due 2017	15,000	15,000
	7.97%	Series due 2018	10,000	10,000
	7.125%	Series due 2018	20,000	20,000
	5.587%	Series due 2019	10,000	10,000
	7.7%	Series due 2027	35,000	35,000
	5.55%	Series due 2033	32,000	32,000
	6.213%	Series due 2034	10,000	10,000
	5.45%	Series due 2035	10,000	10,000

	Series A 2006 Bonds at variable rates due 2036 (C)		25,000	25,000

Marina Energy LLC: (D)
	Series A 2001 Bonds at variable rates due 2031		20,000	20,000
	Series B 2001 Bonds at variable rates due 2021		25,000	25,000
	Series A 2006 Bonds at variable rates due 2036		16,400	16,400

AC Landfill Energy, LLC: (E)
	Bank Term Loan, 6% due 2014		442	548
	Mortgage Bond, 4.19% due 2019		1,181	1,181

	Total Long-Term Debt Outstanding		357,896	358,002
	Less Current Maturities		(25,112)	(106)

	Total Long-Term Debt		332,784	357,896

Total Capitalization			$848,038	$838,976

(A)	The long-term debt maturities and sinking fund requirements for the succeeding five years are as follows:
	2009, $112 (see C below); 2010, $10,119; 2011, $25,126; 2012, $2,258 and 2013, $27,328.
(B)	SJG's First Mortgage dated October 1, 1947, as supplemented, securing the First Mortgage Bonds constitutes a direct first mortgage lien on substantially all utility plant.
(C)
On April 20, 2006, SJG issued $25.0 million of tax exempt, auction rate debt through the New Jersey Economic Development Authority (NJEDA) under its $150.0 million MTN Program. These bonds were repurchased by the Company in June 2008 and remarketed to the public in August 2008 as variable rate demand bonds with liquidity support provided by a letter of credit from a commercial bank. The letter of credit expires in August 2009, and as such, these bonds have been included in the current portion of long-term debt. Material terms of the original bonds, such as the 2036 maturity date, floating rate interest that resets weekly, and a first mortgage collateral position, remain unchanged.

(D)
Marina has issued $61.4 million of unsecured variable-rate revenue bonds through the NJEDA. The variable rates at December 31, 2008 for the Series A 2001, Series B 2001, and Series A 2006 bonds were 1.68%, 2.57% and 0.98% respectively.

(E)	The debt of AC Landfill Energy is secured by a first mortgage interest in plant and equipment, and an assignment of rents and leases of the facility.

The accompanying notes are an integral part of the consolidated financial statements.

SJI - 41

Consolidated Statements of Changes In Common Equity
and Comprehensive Income	South Jersey Industries, Inc. and Subsidiaries
(In Thousands)	Years Ended December 31, 2006, 2007 & 2008

	Common Stock	Premium on Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balance at January 1, 2006	$36,228	$231,861	$-	$(4,445)	$130,001	$393,645
Net Income					71,432	71,432
Other Comprehensive Income (Loss), Net of Tax:(a)
Minimum Pension Liability Adjustment				(439)		(439)
Unrealized Gain on Available-for-Sale Securities				53		53
Unrealized Gain on Derivatives - Other				260		260
Other Comprehensive Loss, Net of Tax (a)						(126)
Comprehensive Income						71,306
FAS 158 Transition Amount (b)				(3,220)		(3,220)
Common Stock Issued or Granted Under Stock Plans	429	7,902			(152)	8,179
Cash Dividends Declared - Common Stock					(26,874)	(26,874)

Balance at December 31, 2006	36,657	239,763	-	(7,791)	174,407	443,036
Cumulative Effect Adjustment (c)	-	-	-	-	(771)	(771)

Balance at January 1, 2007, as adjusted	36,657	239,763	-	(7,791)	173,636	442,265
Net Income					62,268	62,268
Other Comprehensive Income (Loss), Net of Tax:(a)
Postretirement Liability Adjustment				199		199
Unrealized Loss on Available-for-Sale Securities				(195)		(195)
Unrealized Loss on Derivatives - Other				(1,385)		(1,385)
Other Comprehensive Loss of Affiliated Companies				(1,143)		(1,143)
Other Comprehensive Loss, Net of Tax (a)						(2,524)
Comprehensive Income						59,744
Common Stock Issued or Granted Under Stock Plans	353	8,686	(187)		(125)	8,727
Cash Dividends Declared - Common Stock					(29,656)	(29,656)

Balance at December 31, 2007	37,010	248,449	(187)	(10,315)	206,123	481,080
Net Income					76,931	76,931
Other Comprehensive Income (Loss), Net of Tax:(a)
Postretirement Liability Adjustment				(6,877)		(6,877)
Unrealized Loss on Available-for-Sale Securities				(730)		(730)
Unrealized Loss on Derivatives - Other				(1,062)		(1,062)
Other Comprehensive Loss of Affiliated Companies				(5,215)		(5,215)
Other Comprehensive Loss, Net of Tax (a)						(13,884)
Comprehensive Income						63,047
Common Stock Issued or Granted Under Stock Plans	151	4,046	11		(167)	4,041
Cash Dividends Declared - Common Stock					(32,914)	(32,914)

Balance at December 31, 2008	$37,161	$252,495	$(176)	$(24,199)	$249,973	$515,254

Disclosure of Changes In Accumulated Other Comprehensive Loss Balances (a)
(In Thousands)	Postretirement Liability Adjustment	Unrealized (Loss) Gain on Derivatives-Other	Unrealized (Loss) Gain on Equity Investments	Other Comprehensive Loss of Affiliated Companies	Accumulated Other Comprehensive Loss

Balance at January 1, 2006	$(3,497)	$(1,102)	$154	$-	$(4,445)
Changes During Year	(3,659)	260	53	-	(3,346)
Balance at December 31, 2006	(7,156)	(842)	207	-	(7,791)
Changes During Year	199	(1,385)	(195)	(1,143)	(2,524)
Balance at December 31, 2007	(6,957)	(2,227)	12	(1,143)	(10,315)
Changes During Year	(6,877)	(1,062)	(730)	(5,215)	(13,884)
Balance at December 31, 2008	$(13,834)	$(3,289)	$(718)	$(6,358)	$(24,199)

(a) Determined using a combined statutory tax rate of 41.08%.
(b) See Note 11, Pension and Other Postretirement Benefits.
(c) Due to the implementation of FIN 48. See Note 3.

The accompanying notes are an integral part of the consolidated financial statements.

SJI - 42

Notes to Consolidated Financial Statements

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION — The consolidated financial statements include the accounts of South Jersey Industries, Inc. (SJI or the Company), its wholly owned subsidiaries and subsidiaries in which we have a controlling interest. We eliminate all significant intercompany accounts and transactions. In management’s opinion, the consolidated financial statements reflect all normal and recurring adjustments needed to fairly present SJI’s financial position and operating results at the dates and for the periods presented.

EQUITY INVESTMENTS — Marketable equity securities that are purchased as long-term investments are classified as Available-for-Sale Securities and carried at their fair value on our consolidated balance sheets. Any unrealized gains or losses are included in Accumulated Other Comprehensive Loss. SJI, through wholly owned subsidiaries, holds significant variable interests in several companies but is not the primary beneficiary.  Consequently, these investments are accounted for under the equity method. In the event that losses and/or distributions from these equity method investments exceed the carrying value, and the Company is obligated to provide additional financial support, the excess will be recorded as either a current or non-current liability on the consolidated balance sheets. We include the operations of these affiliated companies on a pre-tax basis in the statements of consolidated income under Equity in Affiliated Companies (See Note 2).

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

REVENUE BASED TAXES — SJI collects certain revenue-based energy taxes from customers. Such taxes include New Jersey State Sales Tax, Transitional Energy Facility Assessment (TEFA) and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. TEFA and PUA are included in both utility revenue and cost of sales utility and totaled $8.7 million, $8.8 million, and $7.9 million in 2008, 2007 and 2006, respectively.

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

ASSET RETIREMENT OBLIGATIONS — The amounts included under Asset Retirement Obligations (ARO) are primarily related to the legal obligations the Company has to cut and cap gas distribution pipelines when taking those pipelines out of service in future years. These liabilities are generally recognized upon the acquisition or construction of the asset. The related asset retirement cost is capitalized concurrently by increasing the carrying amount of the related asset by the same amount as the liability. Changes in the liability are recorded for the passage of time (accretion) or for revisions to cash flows originally estimated to settle the ARO.
 ARO activity was as follows (in thousands):

	2008	2007
AROs as of January 1,	$24,604	$23,970
Accretion	441	511
Additions	136	174
Settlements	(37)	(51)
Revisions in Estimated Cash Flows*	(2,591)	-
ARO’s as of December 31,	$22,553	$24,604

*A corresponding reduction was made to Regulatory Assets, thus having no impact on earnings.

DEPRECIATION — We depreciate utility plant on a straight-line basis over the estimated remaining lives of the various property classes. These estimates are periodically reviewed and adjusted as required after BPU approval. The composite annual rate for all depreciable utility property was approximately 2.3% in 2008, 2007,  and  2006. The actual composite rate may differ from the approved rate as the asset mix changes over time. Except for retirements outside of the normal course of business, accumulated depreciation is charged with the cost of depreciable utility property retired, less salvage. Nonutility property depreciation is computed on a straight-line basis over the estimated useful lives of the property, ranging up to 50 years. Gain or loss on the disposition of nonutility property is recognized in operating income.

CAPITALIZED INTEREST — SJG capitalizes interest on construction at the rate of return on the rate base utilized by the BPU to set rates in its last base rate proceeding (See Note 9). Marina capitalizes interest on construction projects in progress based on the actual cost of borrowed funds. SJG’s amounts are included in Utility Plant and Marina’s amounts are included in Nonutility Property and Equipment on the consolidated balance sheets. Interest Charges are presented net of capitalized interest on the consolidated statements of income.   The amount of interest capitalized by SJI for the years ended December 31, 2008, 2007 and 2006 was not significant.

IMPAIRMENT OF LONG-LIVED ASSETS — We review the carrying amount of long-lived assets for possible impairment whenever events or changes in circumstances indicate that such amounts may not be recoverable. For the years ended 2008, 2007 and 2006, no significant impairments were identified.

DERIVATIVE INSTRUMENTS — SJI accounts for derivative instruments in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. We record all derivatives, whether designated in hedging relationships or not, on the consolidated balance sheets at fair value unless the derivative contracts qualify for the normal purchase and sale exemption. In general, if the derivative is designated as a fair value hedge, we recognize the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk in earnings. We currently have no fair value hedges. If the derivative is designated as a cash flow hedge, we record the effective portion of the hedge in Accumulated Other Comprehensive Loss and recognize it in the income statement when the hedged item affects earnings. We recognize ineffective portions of the cash flow hedges immediately in earnings. In 2007, we changed our policy to no longer designate energy-related derivative instruments as cash flow hedges. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives, strategies for undertaking various hedge transactions and our methods for assessing and testing correlation and hedge ineffectiveness. All hedging instruments are linked to the hedged asset, liability, firm commitment or forecasted transaction. Due to the application of regulatory accounting principles under FASB Statement No. 71, gains and losses on derivatives related to SJG’s gas purchases are recorded through the BGSS clause.

SJI - 44

Initially and on an ongoing basis we assess whether derivatives designated as hedges are highly effective in offsetting changes in cash flows or fair values of the hedged items. We discontinue hedge accounting prospectively if we decide to discontinue the hedging relationship; determine that the anticipated transaction is no longer likely to occur; or determine that a derivative is no longer highly effective as a hedge. In the event that hedge accounting is discontinued, we will continue to carry the derivative on the balance sheet at its current fair value and recognize subsequent changes in fair value in current period earnings. Unrealized gains and losses on the discontinued hedges that were previously included in Accumulated Other Comprehensive Loss will be reclassified into earnings when the forecasted transaction occurs, or when it is probable that it will not occur.

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

SJI structured its subsidiaries so that SJG and SJE transact commodities on a physical basis and typically do not directly enter into positions that financially settle. SJRG performs this risk management function for these entities and enters into the types of financial transactions noted above. As part of its gas purchasing strategy, SJG uses financial contracts through SJRG to hedge against forward price risk. The costs or benefits of these short-term contracts are recoverable through SJG’s Basic Gas Supply Service (BGSS) clause, subject to BPU approval. As of December 31, 2008 and 2007, SJG had $29.0 million and $2.1 million of costs, respectively, included in its BGSS related to open financial contracts.

Management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in identifying, assessing and controlling various risks. Management reviews any open positions in accordance with strict policies to limit exposure to market risk.

The Company manages its portfolio of purchases and sales, as well as natural gas in storage, using a variety of instruments that include forward contracts, swap agreements, options contracts and futures contracts. These contracts are measured at fair value and recorded in Derivatives — Energy Related Assets or Derivatives — Energy Related Liabilities on the consolidated balance sheets. The consolidated net pre-tax unrealized gain  of $9.3 million, $3.6 million and $36.7 million was recorded in earnings during the years 2008, 2007 and 2006, respectively, which are included with realized gains and losses in Operating Revenues — Nonutility.

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

The Company has entered into interest rate derivatives and similar agreements to hedge exposure to increasing interest rates, and the impact of those rates on cash flows of variable-rate debt. These interest rate derivatives have been designated as cash flow hedges and are included in Derivatives - Other on the consolidated balance sheets. As of December 31, 2008, SJI’s active interest rate swaps were as follows:

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

SJI - 45

The differential to be paid or received as a result of these swap agreements is accrued as interest rates change and is recognized as an adjustment to interest expense. As of December 31, 2008 and 2007, the fair value of these swaps was $14.1 million and $2.5 million respectively.  The fair value represents the amount SJI would have to pay the counterparty  to terminate these contracts as of those dates. For selected interest rate derivatives, the fair value upon termination can be recovered in rates, and therefore, the unrealized gain or loss has been included in Other Regulatory Assets in the consolidated balance sheets in accordance with FAS 71, “Accounting for the Effects of Certain Types of Regulation.”  The remaining interest rate derivatives have been designated as cash flow hedges and have been determined to be highly effective.  Therefore, the changes in fair value of the effective portion of these swaps along with the cumulative unamortized costs, net of taxes, have been recorded in Accumulated Other Comprehensive Loss.  The ineffective portion of these swaps of approximately $2.2 million, resulting primarily from the unusual market conditions experienced during the fourth quarter of 2008, have been recognized as a charge to earnings during 2008.

 STOCK-BASED COMPENSATION PLAN — Under the Amended and Restated 1997 Stock-Based Compensation Plan, no more than 2,000,000 shares in the aggregate may be issued to SJI's officers (Officers), non-employee directors (Directors) and other key employees. The plan will terminate on January 26, 2015, unless terminated earlier by the Board of Directors. No options were granted or outstanding during the years ended December 31, 2008, 2007 and 2006 and no stock appreciation rights have been issued under the plan. During the years ended December 31, 2008, 2007 and 2006, SJI granted 45,241, 44,106, and 42,983  restricted shares to Officers and other key employees, respectively. These restricted shares vest over a three-year period and are subject to SJI achieving certain market based performance targets as compared to a peer group average, which can cause the actual amount of shares that ultimately vest to range from between 0% to 150% of the original share units granted. SJI granted 9,261 restricted shares to Directors in December 2006 and 8,667 restricted shares in January 2008.  No shares were granted to Directors in 2007. These shares vest over a three-year service period and contain no performance conditions. As a result, 100% of the shares granted generally vest.

On January 1, 2006, SJI adopted FASB Statement No. 123(R), “Share-Based Payment,” which revised FASB Statement No. 123, “Accounting for Stock-Based Compensation” and superseded Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” As the vesting requirements under the plan are contingent upon market and service conditions, Statement No. 123(R) requires SJI to measure and recognize stock-based compensation expense in its consolidated financial statements based on the fair value at the date of grant for its share-based awards. In accordance with Statement No. 123(R), SJI is recognizing compensation expense on a straight-line basis over the requisite service period of each award. In addition, SJI identifies specific forfeitures of share-based awards and compensation expense is adjusted accordingly over the requisite service period. Compensation expense is not adjusted based on the actual achievement of performance goals. The Company estimated the fair value of Officers’ restricted stock awards on the date of grant using a Monte Carlo simulation model.

The following table summarizes the nonvested restricted stock awards outstanding at December 31, 2008 and the assumptions used to estimate the fair value of the awards:

	Grant	Shares	Fair Value	Expected	Risk-Free
	Date	Outstanding	Per Share	Volatility	Interest Rate

Officers &	Jan. 2007	38,624	$29.210	18.5%	4.9%
Key Employees	Jan. 2008	44,479	$34.030	21.7%	2.9%

Directors -	Dec. 2006	9,261	$34.020	-	-
	Jan. 2008	8,667	$36.355	-	-

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

SJI - 46

The following table summarizes the total stock based compensation cost for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
Officers & Key Employees	$1,144	$996	$919
Directors	268	209	140
Total Cost	1,412	1,205	1,059
Capitalized	(149)	(115)	(114)
Net Expense	$1,263	$1,090	$945

As of December 31, 2008, there was $1.7 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 1.7 years.

The following table summarizes information regarding restricted stock award activity during 2008 excluding accrued dividend equivalents:

			Weighted Average
	Officers &		Grant Date
	Key Employees	Directors	Fair Value
Nonvested Shares Outstanding, January 1, 2008	76,657	15,601	$29.245

Granted	45,241	8,667	34.404
Vested*	(35,310)	(6,340)	28.257
Cancelled/Forfeited	(3,485)	-	29.801

Nonvested Shares Outstanding, December 31, 2008	83,103	17,928	$32.386

*Actual shares expected to be awarded to officers during the first quarter of 2009, including dividend equivalents and adjustments for performance measures, total 57,976 shares.

During the years ended December 31, 2008 and 2007, SJI awarded 51,838 shares at a market value of $1.9 million and 69,781 shares at a market value of $2.3 million, respectively. The Company has a policy of issuing new shares to satisfy its obligations under these plans; therefore, there are no cash payment requirements resulting from the normal operation of this plan. However, a change in control could result in such shares becoming nonforefeitable or immediately payable in cash. At the discretion of the officers and other key employees, the receipt of vested shares can be deferred until future periods.  These deferred shares are included in Treasury Stock on the Statements of Consolidated Capitalization.

TREASURY STOCK — SJI uses the par value method of accounting for treasury stock.  As of December 31, 2008 and 2007, SJI held 140,999 and 149,829 shares of treasury stock respectively.  These shares are related to deferred compensation arrangements where the amounts earned are held in the stock of SJI.

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

SJI - 47

NEW ACCOUNTING PRONOUNCEMENTS — In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” to provide clarification of the application of FAS 157 in a market that is not active and to provide an example to illustrate key considerations in determining the fair value of a financial asset in such a non-active market. This statement was effective in fiscal years beginning after November 15, 2007. However, for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, FAS 157 is effective in fiscal years beginning after November 15, 2008.  The adoption of the initial phase of this statement did not have a material effect on the Company’s consolidated financial statements. Management does not anticipate that the adoption of the remainder of this statement will have a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  The statement permits entities to choose to measure certain financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This statement is effective for the first fiscal year beginning after November 15, 2007.  The Company has not elected this fair value option and, as a result, the adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

In April 2007, the FASB posted FASB Staff Position (FSP) FIN 39-1, “Amendment of FASB Interpretation No. 39”, which addresses questions received by the FASB staff regarding Interpretation 39 relating to the offsetting of amounts recognized for forward, interest rate swap, currency swap, option, and other conditional or exchange contracts.  The guidance in this FSP is effective for fiscal years beginning after November 15, 2007.  The adoption of this position did not have a material effect on the Company’s consolidated financial statements.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (FAS 161), “Disclosures about Derivative Instruments and Hedging Activities - an amendment of SFAS No. 133”. This statement requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for fiscal years beginning after November 15, 2008. Management is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial statements.

SJI - 48

In September 2008, the FASB issued FASB Staff Position (FSP) No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.”  The FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. The provisions of the FSP that amend Statement 133 and Interpretation 45 are effective for reporting periods (annual or interim) ending after November 15, 2008. The adoption of this position did not have a material effect on the Company’s consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position (FSP) No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which amends Statement 132(R) to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. The provisions of this FSP are effective for reporting periods ending after December 15, 2009. Management is currently evaluating the impact that the adoption of this position will have on the Company’s consolidated financial statements.

In December 2008, the Emerging Issue Task Force issued EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement”.  The Task Force reached a consensus that an issuer of a liability with a third-party credit enhancement that is inseparable from the liability must treat the liability and the credit enhancement as two units of accounting. Under the consensus, the fair value measurement of the liability does not include the effect of the third-party credit enhancement; therefore, changes in the issuer’s credit standing without the support of the credit enhancement affect the fair value measurement of the issuer’s liability. Entities will need to disclose the existence of any third-party credit enhancements related to their liabilities that are within the scope of this Issue (i.e., that are measured at fair value). The consensus is effective in the first reporting period beginning on or after December 15, 2008. Management is currently evaluating the impact that the adoption of this consensus will have on the Company’s consolidated financial statements.

In December, 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures Related to Asset Transfers, VIEs, and QSPEs”, which requires public companies to provide disclosures similar to those proposed in the pending amendments to Statement 140 and Interpretation 46(R). The FSP requires additional disclosures about transfers of financial assets and an enterprise’s involvement with VIEs, including QSPEs. These disclosures should help improve transparency in the current market environment. The FSP is effective for the first reporting period (interim or annual) that ends after December 15, 2008. The adoption of this position did not have a material effect on the Company’s consolidated financial statements.

In December, 2008, the Emerging Issue Task Force issued EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations”. In this Issue, the Task Force considered the effects of the issuances of Statements 141(R) and 160 on an entity’s application of the equity method under Opinion 18. Statements 141(R) and 160, which are effective for fiscal years beginning on or after December 15, 2008, amend the accounting for consolidated subsidiaries. Questions have arisen regarding the application of equity method accounting guidance because of the significant changes to the guidance on business combinations and subsidiary equity transactions and the increased use of fair value measurements as a result of these Statements.The Task Force reached a consensus clarifying the application of equity method accounting. The consensus is effective for transactions occurring in fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Management is currently evaluating the impact that the adoption of this consensus will have on the Company’s consolidated financial statements.

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

SJI conducts tests annually to estimate the environmental remediation costs for these properties.

SJI - 49

Summarized operating results of the discontinued operations for the years ended December 31, were (in thousands, except per share amounts):

	2008	2007	2006
Loss before Income Taxes:
Sand Mining	$(227)	$(411)	$(1,021)
Fuel Oil	(149)	(95)	(266)
Income Tax Benefits	129	115	469
Loss from Discontinued Operations	$(247)	$(391)	$(818)
Earnings Per Common Share from
Discontinued Operations
Basic and Diluted	$(0.01)	$(0.02)	$(0.03)

AFFILIATIONS — The following affiliated entities are accounted for under the equity method:

SJI and Conectiv Solutions, LLC formed Millennium Account Services, LLC in which SJI has a 50% equity interest, to provide meter reading services in southern New Jersey.

Marina and a joint venture partner formed the following entities of which Marina has a 50% equity interest:

BC Landfill Energy, LLC (BCLE) and SC Landfill Energy, LLC (SCLE) which will lease and operate facilities to produce electricity from landfill methane gas through 2027 and 2028 respectively.

LVE Energy Partners, LLC (LVE), which has entered into a contract to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada.

SJI holds significant variable interests in these entities but is not the primary beneficiary. Consequently, these entities are accounted for under the equity method because the variable interests held by SJI will not absorb a majority of the respective entity’s expected losses or receive a majority of the entity’s expected residual returns. The net carrying amount of these variable interests held by SJI is approximately $(9.1) million and is included in Investment in Affiliates and Other Current Liabilities on the consolidated balance sheets as of December 31, 2008. SJI’s maximum exposure to loss from these variable interests is limited to its combined equity contributions and capital contribution obligations of approximately $32.4 million and the unsecured Notes Receivable-Affiliate in the amount of $7.5 million.

During the year ended December 31, 2008, the Company and its partner have provided financial support to LVE as discussed under Guarantees in Note 14.

SJRG and a joint venture partner formed Potato Creek, LLC (Potato Creek) in which SJRG has a 30% equity interest.  Potato Creek will own and manage the oil, gas and mineral rights of certain real estate in Pennsylvania.

SJE and GZA GeoEnvironmental, Inc. formed AirLogics, LLC to market a jointly developed air monitoring system designed to assist companies involved in environmental cleanup activities.  SJE sold its entire interest in AirLogics in June 2006 for $1.5 million, resulting in an after-tax gain of $0.2 million.

CONTROLLING INTERESTS IN JOINTLY OWNED PROJECTS — Marina and a joint venture partner formed AC Landfill Energy, LLC (ACLE) and WC Landfill Energy, LLC (WCLE) to develop and install methane-to-electric power generation systems at certain county-owned landfills. Marina owns a 51% interest in ACLE and WCLE and accounts for these entities as consolidated subsidiaries.

SJI - 50

3.           INCOME TAXES:

SJI files a consolidated federal income tax return. State income tax returns are filed on a separate company basis in states where SJI has operations and/or a requirement to file. Total income taxes applicable to operations differ from the tax that would have resulted by applying the statutory Federal Income Tax rate to pre-tax income for the following reasons (in thousands):

	2008	2007	2006

Tax at Statutory Rate	$45,194	$37,000	$42,677
Increase (Decrease) Resulting from:
State Income Taxes	8,291	6,767	7,593
ESOP	(818)	(749)	(749)
Amortization of Investment
Tax Credits	(318)	(320)	(325)
Amortization of Flowthrough
Depreciation	664	664	664
Renewable Energy Credits	(391)	(215)	(71)
Other - Net	(674)	(91)	(106)
Income Taxes:
Continuing Operations	51,948	43,056	49,683
Discontinued Operations	(129)	(115)	(469)
Net Income Taxes	$51,819	$42,941	$49,214

The provision for Income Taxes is comprised of the following (in thousands):

	2008	2007	2006
Current:
Federal	$19,684	$23,620	$23,027
State	9,568	7,726	5,152
Total Current	29,252	31,346	28,179
Deferred:
Federal	19,839	9,344	15,301
State	3,175	2,686	6,528
Total Deferred	23,014	12,030	21,829
Investment Tax Credits	(318)	(320)	(325)
Income Taxes:
Continuing Operations	51,948	43,056	49,683
Discontinued Operations	(129)	(115)	(469)
Net Income Taxes	$51,819	$42,941	$49,214

Investment Tax Credits attributable to SJG were deferred and continue to be amortized at the annual rate of 3%, which approximates the life of related assets.

SJI - 51

The net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes resulted in the following net deferred tax liabilities (assets) at December 31 (in thousands):

	2008	2007
Current:
Deferred Gas Costs - Net	$4,122	$4,122
Derivatives / Unrealized Gain	12,849	8,681
Conservation Incentive Program	9,056	8,061
Other	(1,018)	(613)
Current Deferred Tax Liability - Net	$25,009	$20,251
Noncurrent:
Book versus Tax Basis of Property	$182,139	$163,366
Deferred Gas Costs - Net	5,470	5,141
Environmental	19,302	9,711
Deferred Regulatory Costs	1,246	1,239
Deferred State Tax	(7,692)	(6,708)
Investment Tax Credit Basis Gross-Up	(944)	(1,107)
Deferred Pension & Other Post Retirement Benefits	32,311	15,239
Pension & Other Post Retirement Benefits	(32,550)	(10,862)
Deferred Revenues	(11,761)	(3,726)
Derivatives/Unrealized Gain	(3,060)	2,428
Other	(167)	965
Noncurrent Deferred Tax Liability - Net	$184,294	$175,686

On January 1, 2007 SJI adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” As a result of the implementation of FIN 48, SJI recognized a $0.8 million reduction to beginning retained earnings as a cumulative effect adjustment and a noncurrent deferred tax asset of $1.8 million. The total unrecognized tax benefits as of December 31, 2008 and 2007 were $1.7 million and $1.9 million respectively, which excludes $1.0 million and $0.9 million of accrued interest and penalties respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, is as follows (in thousands):

	2008	2007
Balance at January 1,	$1,926	$2,125

Increase as a result of tax positions taken in prior years	253	154

Decrease due to a lapse in the statute of limitations	(457)	(353)

Balance at December 31,	$1,722	$1,926

The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is not significant.  The Company’s policy is to record interest and penalties related to unrecognized tax benefits as interest expense and other expense respectively. These amounts were not significant in 2008 or 2007. There have been no significant changes to the unrecognized tax benefits during 2008 or 2007 and the Company does not anticipate any significant changes in the total unrecognized tax benefits within the next 12 months.

The unrecognized tax benefits are primarily related to an uncertainty of state income tax issues and the timing of certain deductions taken on the Company’s income tax returns.  Federal income tax returns from 2005 forward and state income tax returns primarily from 2004 forward are open and subject to examination.

4.           PREFERRED STOCK:

REDEEMABLE CUMULATIVE PREFERRED STOCK — SJI has 2,500,000 authorized shares of Preference Stock, no par value, which has not been issued.

SJI - 52

 5.           COMMON STOCK:

The following shares were issued and outstanding at December 31:

	2008	2007	2006
Beginning of Year	29,607,802	29,325,593	28,982,440
New Issues During Year:
Dividend Reinvestment Plan	60,390	212,428	232,883
Stock-Based Compensation Plan	60,505	69,781	110,270
End of Year	29,728,697	29,607,802	29,325,593

The par value ($1.25 per share) of stock issued was recorded in Common Stock and the net excess over par value of approximately $4.0 million, $8.7 million and $7.9 million, respectively, was recorded in Premium on Common Stock.

EARNINGS PER COMMON SHARE — We present basic EPS based on the weighted-average number of common shares outstanding. EPS is presented in accordance with FASB Statement No. 128, “Earnings Per Share,” which establishes standards for computing and presenting basic and diluted EPS. The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 136,123, 112,750, and 85,120  shares for the years ended December 31, 2008, 2007 and 2006, respectively. These shares relate to SJI’s restricted stock as discussed in Note 1.

DIVIDEND REINVESTMENT PLAN (DRP) — Through April 2008, shares of common stock offered through the DRP have been new shares issued directly by SJI. Beginning in April 2008, shares of common stock offered by the DRP have been purchased in open market transactions.

6.           FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS — In accordance with the terms of the Marina and certain SJG loan agreements, unused proceeds are required to be escrowed pending approved construction expenditures. As of December 31, 2008 and 2007, the escrowed proceeds, including interest earned, totaled $1.4 and $6.5 million respectively.

SJRG maintains a margin account with a national investment firm to support its risk management activities. The balance required to be held in this margin account increases as the net value of the outstanding energy related financial contracts with this investment firm decreases. As of December 31, 2008, the balance of this account was $29.7 million. As of December 31, 2007, there was no balance in this account. As of December 31, 2007, the Company was holding $4.1 million in a margin account received from this investment firm as the value of the related financial contracts had increased. This balance is reflected in Margin Account Liability on the consolidated balance sheet as of December 31, 2007.  The carrying amounts of the Restricted Investments and the Margin Account Liability approximate their fair values at December 31, 2008 and 2007.

LONG-TERM RECEIVABLES — SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources.  The terms of these loans call for customers to make monthly payments over a period of up to five years with no interest.  The carrying amounts of such loans were $10.1 million and $8.4 million as of December 31, 2008 and 2007, respectively. The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Contract Receivables on the consolidated balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amounts of $1.2 million and $0.7 million as of December 31, 2008 and 2007, respectively.  The annual amortization to interest is not material to the Company’s consolidated financial statements.

LONG-TERM DEBT — In March 2006, Marina issued $16.4 million of tax-exempt, variable-rate bonds through the New Jersey Economic Development Authority (NJEDA), which mature in March 2036. Proceeds of the bonds were used to finance the expansion of Marina’s Atlantic City thermal energy plant. The interest rate on all but $1.1 million of the bonds has been effectively fixed via interest rate swaps at 3.91% until January 2026. However, during the fourth quarter of 2008, these interest rate swaps were not completely effective in mitigating the risks resulting from changes in interest rates. Consequently, the Company incurred approximately $2.2 million of additional interest expense related to the ineffective portion of these interest rate swaps. These swaps remain in place and are expected to substantially offset future changes in interest rates.  The variable interest rate on the $1.1 million portion of the bonds that remain unhedged was 1.5% as of December 31, 2008.  These bonds contain no financial covenants.

SJI - 53

In April 2006, SJG issued $25.0 million of secured tax-exempt, auction-rate debt through the NJEDA to finance infrastructure costs that qualify for tax-exempt financing. SJG entered into forward-starting interest rate swap agreements commencing December 1, 2006 through January 2036, under which SJG pays a fixed rate of 3.43% and receives variable rate payments from the swap counterparty at 67% of the LIBOR rate.  The debt was issued under SJG’s medium-term note program. In June 2008, SJG used $25.0 million of its revolving credit facility to repurchase these outstanding auction-rate Series A 2006 Bonds at par. Those bonds were remarketed to the public in August 2008 as variable rate demand bonds with liquidity support provided by a letter of credit from a commercial bank as discussed in Note 14. The related borrowings under the revolver were repaid at that time.  Material terms of the original bonds, such as the 2036 maturity date, floating rate interest that resets weekly, and a first mortgage collateral position, remain unchanged.  These notes contain no financial covenants.

We estimated the fair values of SJI's long-term debt, including current maturities, as of December 31, 2008 and 2007, to be $436.6 million and $391.0 million, respectively. Carrying amounts as of December 31, 2008 and 2007, were $357.9 million and $358.0 million, respectively. We based the estimates on interest rates available to SJI at the end of each year for debt with similar terms and maturities. SJI retires debt when it is cost effective as permitted by the debt agreements.

CONCENTRATION OF CREDIT RISK - As of December 31, 2008, approximately 38.4% of the current and noncurrent Derivatives – Energy Related Assets or $31.8 million are with a single retail counterparty. This counterparty has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assigned to SJI in the event of a default by the counterparty.

OTHER FINANCIAL INSTRUMENTS — The carrying amounts of SJI's other financial instruments approximate their fair values at December 31, 2008 and 2007.

7.           SEGMENTS OF BUSINESS:

SJI operates in several different reportable operating segments. Gas Utility Operations (SJG) consists primarily of natural gas distribution to residential, commercial and industrial customers. Wholesale Gas Operations include SJRG’s activities. SJE is involved in both retail gas and retail electric activities. Retail Gas and Other Operations include natural gas acquisition and transportation service business lines. Retail Electric Operations consist of electricity acquisition and transportation to commercial and industrial customers. On-Site Energy Production consists of Marina’s thermal energy facility and other energy-related projects. Appliance Service Operations includes SJESP’s servicing of appliances via the sale of appliance service programs as well as on a time and materials basis, and the installation of residential and small commercial HVAC systems.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are treated as if the sales or transfers were to third parties, that is, at current market prices.

 Information about SJI's operations in different reportable operating segments is presented below (in thousands):

	2008	2007	2006
Operating Revenues:
Gas Utility Operations	$568,046	$630,547	$642,671
Wholesale Gas Operations	115,550	75,747	78,060
Retail Gas and Other Operations	177,342	174,043	163,064
Retail Electric Operations	60,046	51,098	50,732
On-Site Energy Production	46,980	40,084	32,264
Appliance Service Operations	19,184	17,224	15,730
Corporate & Services	18,221	14,778	12,886
Subtotal	1,005,369	1,003,521	995,407
Intersegment Sales	(43,392)	(47,150)	(63,979)
Total Operating Revenues	$961,977	$956,371	$931,428

SJI - 54

Operating Income:
Gas Utility Operations	$84,417	$83,989	$81,208
Wholesale Gas Operations	50,985	33,156	53,014
Retail Gas and Other Operations	2,718	192	(3,685)
Retail Electric Operations	2,096	2,201	4,231
On-Site Energy Production	10,435	8,406	7,901
Appliance Service Operations	2,040	1,003	2,554
Corporate and Services	818	676	579
Total Operating Income	$153,509	$129,623	$145,802

Depreciation and Amortization:
Gas Utility Operations	$31,506	$29,317	$28,140
Wholesale Gas Operations	311	6	11
Retail Gas and Other Operations	18	13	9
On-Site Energy Production	3,097	2,955	2,262
Appliance Service Operations	301	280	237
Corporate and Services	432	294	175
Total Depreciation and Amortization	$35,665	$32,865	$30,834

Interest Charges:
Gas Utility Operations	$18,938	$20,985	$22,099
Wholesale Gas Operations	956	2,204	2,244
Retail Gas and Other Operations	111	190	186
On-Site Energy Production	5,541	3,698	3,081
Corporate and Services	1,704	3,772	3,723
Subtotal	27,250	30,849	31,333
Intersegment Borrowings	(1,574)	(3,634)	(3,662)
Total Interest Expense	$25,676	$27,215	$27,671

Income Taxes:
Gas Utility Operations	$26,508	$26,652	$24,811
Wholesale Gas Operations	20,738	12.786	20,842
Retail Gas and Other Operations	1,087	55	(1,149)
Retail Electric	853	883	1,733
On-Site Energy Production	1,486	1,851	1,940
Appliance Service Operations	890	489	1,091
Corporate and Services	386	340	415
Total Income Tax	$51,948	$43,056	$49,683

Property Additions:
Gas Utility Operations	$56,198	$49,061	$55,510
Wholesale Gas Operations	2,707	330	557
Retail Gas and Other Operations	11	74	8
On-Site Energy Production	5,911	5,495	10,731
Appliance Service Operations	86	219	313
Corporate and Services	140	1,381	491
Total Property Additions	$65,053	$56,560	$67,610

Identifiable Assets:
Gas Utility Operations	$1,354,015	$1,227,162
Wholesale Gas Operations	196,487	142,848
Retail Gas and Other Operations	42,939	42,735
Retail Electric Operations	5,594	7,082
On-Site Energy Production	123,913	124,982
Appliance Service Operations	17,704	16,060
Discontinued Operations	1,409	2,604
Subtotal	1,742,061	1,563,473
Corporate and Services	91,641	58,274
Intersegment Assets	(40,275)	(92,306)
Total Identifiable Assets	$1,793,427	$1,529,441

SJI - 55

8.           LEASES:

The Company is considered to be the lessor of certain thermal energy generating property and equipment under an operating lease which expires in May 2027. As of December 31, 2008 and 2007 the carrying costs of this property and equipment under operating lease was $77.4 million and $79.1 million, respectively, (net of accumulated depreciation of $10.3 million and $7.9 million, respectively) and is included in Nonutility Property and Equipment in the consolidated balance sheets.

Minimum future rentals to be received on non-cancelable leases as of December 31, 2008 for each of the next five years and in the aggregate are (in thousands):

Year ended December 31,
2009	$5,396
2010	5,396
2011	5,396
2012	5,396
2013	5,396
Thereafter	72,398
Total minimum future rentals	$99,378

Minimum future rentals do not include additional amounts to be received based on actual use of the leased property.

9.           RATES AND REGULATORY ACTIONS:

BASE RATES — In July 2004 the BPU approved SJG’s current rate structure based on a 7.97% rate of return on rate base that included a 10.0% return on common equity.  SJG was also permitted to recover regulatory assets contained in the petition and to reduce the composite depreciation rate from 2.9% to 2.4%.  Included in the base rate increase was also a change to the sharing of pre-tax margins on interruptible, off system sales, and transportation.  The sharing of pre-tax margins begins from dollar one, with SJG retaining 20% through June 30, 2006.  Effective July 1, 2006, the 20% retained by SJG decreased to 15% of such margins.

RATE MECHANISMS — SJG’s tariff, a schedule detailing the terms, conditions and rate information applicable to the various types of natural gas service, as approved by the BPU, has several primary rate mechanisms as discussed in detail below:

Basic Gas Supply Service (BGSS) Clause — The BGSS price structure was approved by the BPU in January 2003, and allows SJG to recover all prudently incurred gas costs. BGSS charges to customers can be either monthly or periodic (annual). Monthly BGSS charges are applicable to large use customers and are referred to as monthly because the rate changes on a monthly basis pursuant to a BPU-approved formula based on commodity market prices. Periodic BGSS charges are applicable to lower usage customers, which include all of SJG’s residential customers, and are evaluated at least annually by the BPU. However, to some extent, more frequent rate changes to the periodic BGSS are allowed. SJG collects gas costs from customers on a forecasted basis and defers periodic over/underrecoveries to the following BGSS year, which runs from October 1 though September 30. If SJG is in a net cumulative undercollected position, gas costs deferrals are reflected on the balance sheet as a regulatory asset. If SJG is in a net cumulative overcollected position, amounts due back to customers are reflected on the balance sheet as a regulatory liability. SJG pays interest on net overcollected BGSS balances at the rate of return on rate base of 7.97% utilized by the BPU to set rates in the last base rate proceeding.

SJI - 56

Regulatory actions regarding the BGSS were as follows:

·
March 2006 - The BPU approved a global settlement, effective April 1, 2006, which among other items, fully resolved SJG’s 2004-2005 BGSS filing and certain issues in the 2005-2006 BGSS filing. The net impact of the global settlement was a $4.4 million reduction to annual revenues; however, this reduction had no impact on net income as there was a corresponding reduction in expense. In addition, a pilot storage incentive program was approved. This program began during the second quarter of 2006 and continued through the 2008 summer injection period. Any party to this settlement may request that the BPU terminate this program after October 31, 2008.  It is designed to provide SJG with the opportunity to achieve BGSS price reductions and additional price stability. It will also provide SJG with an opportunity to share in storage-related gains and losses, with 20% being retained by SJG, and 80% being credited to customers. Total storage-related gains for 2008, 2007 and 2006 were $5.7 million, $2.3 million and $1.6 million, respectively, under this storage incentive program.

·
June 2006 - SJG made its periodic BGSS filing with the BPU requesting a $19.7 million, or 4.4% decrease in gas cost recoveries in response to decreasing wholesale gas costs, an $11.5 million benefit derived from the release of a storage facility, and the liquidation of some low-cost base gas made available during the second quarter.

·
September 2006 - The BPU approved on a provisional basis, a $38.7 million, or 8.6%, annual decrease in gas cost recoveries due to the continuing decrease in wholesale gas costs subsequent to SJG’s June 2006 filing, an agreement to utilize gas from a released storage facility for the upcoming winter, and a credit to gas costs for previously overcollected state taxes.

·
June 2007 – SJG made the annual periodic BGSS filing with the BPU requesting a $16.9 million, or 5.0%, decrease in gas cost recoveries in response to decreasing wholesale gas costs and a $5.4 million benefit derived from the Company electing not to extend the terms of two firm transportation contracts beyond their primary terms.

·
October 2007 – The BPU approved on a provisional basis, a $36.7 million, or 11%, annual decrease in gas cost recoveries due to the continuing decrease in wholesale gas costs subsequent to SJG’s June 2007 filing.

·	May 2008 – SJG made its annual periodic BGSS filing with the BPU requesting a $73.7 million, or 23%, increase in gas cost recoveries in response to increasing wholesale gas costs.
·
November 2008 – The BPU approved on a provisional basis, a $38.0 million, or 12%, increase in gas costs recoveries reflecting a lower increase in gas costs then originally projected in our May 2008 filing.

·
December 2008 – As part of a global settlement, the BPU approved on a provisional basis, a decrease in gas cost recoveries of $9.0 million, or 3%, due to the continued decline in projections in the wholesale gas market.

Temperature Adjustment Clause (TAC) - The TAC provided stability to SJG’s earnings by normalizing the impact of colder-than-normal and warmer-than-normal weather through September 30, 2006, when it was replaced by the Conservation Incentive Program. Each TAC year began October 1 and ended May 31 of the subsequent year. SJG recorded the earnings impact of TAC adjustments as incurred on a monthly basis during the TAC year. Subsequent to each TAC year, SJG made a filing with the BPU requesting the return or recovery of amounts recorded under the TAC. BPU approved cash inflows or outflows generally did not begin until the next TAC year. TAC adjustments affected revenue, earnings and cash flows since colder than normal weather generated credits to customers, while warmer-than-normal weather resulted in additional charges to customers. As of December 31, 2007, our consolidated balance sheet included a TAC receivable of $6.5 million under the caption Regulatory Assets.

Regulatory actions regarding the TAC were as follows:

·	March 2006 - The BPU approved a global settlement, effective April 1, 2006, fully resolving SJG’s 2003-2004 TAC filing.
·	October 2006 - The TAC was replaced by the Conservation Incentive Program (CIP).
·	October 2006 - SJG made its annual TAC filing, requesting recovery of an $8.3 million net deficiency associated with weather being 12.5% warmer than normal for the TAC year ended May 31, 2006.
·
October 2007 – The BPU approved on a provisional basis, SJG’s 2005-2006 TAC filing, which superseded the 2004-2005 TAC filing.  The effect of this action resulted in an $8.0 million increase in annual revenues.

·
December 2008 – The regulatory asset related to the TAC was completely recovered and as part of a global settlement, the BPU approved the suspension of the TAC rate which resulted in a decrease of $9.3 million in annual revenues.

SJI - 57

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

·	June 2007 – SJG made the first annual CIP filing, requesting recovery of $14.3 million in deficiency, of which $9.6 million was non-weather related.
·	October 2007 – The BPU approved on a provisional basis, recovery of $15.5 million in deficiency, of which $9.1 million was non-weather related.
·	May 2008 – SJG made its annual CIP filing, requesting recovery of $19.1 million, of which $14.1 million was non-weather related.
·	December 2008 – As part of a global settlement, the BPU approved, on a provisional basis, the recovery of CIP revenue of $20.4 million, of which $16.4 million was non-weather related.

Societal Benefits Clause (SBC) - The SBC allows SJG to recover costs related to several BPU-mandated programs. Within the SBC are a Remediation Adjustment Clause (RAC), a New Jersey Clean Energy Program (NJCEP), a Universal Service Fund (USF) program and a Consumer Education Program (CEP).

Regulatory actions regarding the SBC, with the exception of USF which requires separate regulatory filings, were as follows:

·	March 2006 - As part of the global settlement discussed under BGSS above, the September 2004 SBC filing was fully resolved effective April 1, 2006.
·	October 2006 - SJG made the annual SBC filing, superseding the 2005 SBC filing, requesting a $0.4 million reduction in annual SBC recoveries.
·	December 2007 – SJG made the annual SBC filing, superseding the 2005 and 2006 SBC filings, requesting a $7.4 million increase in annual SBC recoveries.
·
December 2008 – As part of the global settlement, the BPU approved an increase in the RAC portion of the SBC, resulting in an increase in revenue of $8.5 million.  In addition, the BPU approved a reduction in the interest rate utilized to calculate deferred tax on the RAC.

Remediation Adjustment Clause (RAC) - The RAC recovers environmental remediation costs of 12 former gas manufacturing plants (See Note 14). The BPU allows SJG to recover such costs over seven year amortization periods. The net between the amounts actually spent and amounts recovered from customers is recorded as a regulatory asset, Environmental Remediation Cost Expended - Net. Note that RAC activity affects revenue and cash flows but does not directly affect earnings because of the cost recovery over seven year amortization periods. As of December 31, 2008 and 2007, SJG reflected the unamortized remediation costs of $48.1 million and $26.0 million respectively, on the consolidated balance sheets under Regulatory Assets (See Note 10). Since implementing the RAC in 1992, SJG has recovered $40.7 million through rates as of December 31, 2008.

New Jersey Clean Energy Program (NJCEP) - This mechanism recovers costs associated with SJG’s energy efficiency and renewable energy programs. In December 2004, the BPU approved the statewide funding of the NJCEP of $745.0 million for the years 2005 through 2008. Of this amount, SJG was responsible for approximately $25.4 million over the four-year period.  In August 2008, the BPU approved the statewide funding of the NJCEP of $1.2 billion for the years 2009 through 2012.  Of this amount SJG will be responsible for approximately $41.5 million over the four-year period.  NJCEP adjustments affect revenue and cash flows but do not directly affect earnings as related costs are deferred and recovered through rates on an on-going basis.

Universal Service Fund (USF) - The USF is a statewide program through which funds for the USF and Lifeline Credit and Tenants Assistance Programs are collected from customers of all New Jersey electric and gas utilities. USF adjustments affect revenue and cash flows but do not directly affect earnings as related costs are deferred and recovered through rates on an on-going basis.

SJI - 58

Separate regulatory actions regarding the USF were as follows:

·
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

·
July 2007 – SJG made its annual USF filing, along with the state’s other electric and gas utilities, proposing to decrease annual statewide gas revenues to $78.1 million.  This rate proposal was approved by the BPU in October 2007, on an interim basis, and was designed to decrease the annual USF revenues by $3.4 million.  The revised rates were effective from October 5, 2007 through September 30, 2008.

·
June 2008 – SJG made its annual USF filing, along with the state’s other electric and gas utilities, proposing to increase annual statewide gas revenues to $97.3 million.  This proposal is designed to increase the annual USF revenue by $2.6 million.

·
October 2008 – The BPU approved the statewide budget of $96.7 million for all of the State’s gas utilities.  Our portion of this total is approximately $8.8 million and increased rates were implemented effective October 27, 2008 resulting in a $2.5 million increase to our annual USF recoveries.

Consumer Education Program (CEP) - The CEP recovers costs associated with providing education to the public concerning customer choice. CEP adjustments affect revenue and cash flows but do not directly affect earnings as related costs were deferred and recovered on an on-going basis. SJG’s CEP recovery rate was reduced to zero in April 2006, and as a result of a previous BPU order, has been removed from SJG’s tariff as of December 2008.

Other Regulatory Matters -

Unbundling - Effective January 10, 2000, the BPU approved full unbundling of SJG’s system. This allows all natural gas consumers to select their natural gas commodity supplier. As of December 31, 2008, 24,968 of SJG’s residential customers were purchasing their gas commodity from someone other than SJG. Customers choosing to purchase natural gas from providers other than the utility are charged for the cost of gas by the marketer. The resulting decrease in utility revenues is offset by a corresponding decrease in gas costs. While customer choice can reduce utility revenues, it does not negatively affect SJG’s net income or financial condition. The BPU continues to allow for full recovery of prudently incurred natural gas costs through the BGSS. Unbundling did not change the fact that SJG still recovers cost of service, including certain deferred costs, through base rates.

Pipeline Integrity - In October 2005, SJG filed a petition with the BPU to implement a Pipeline Integrity Management Tracker (Tracker). The purpose of the Tracker is to recover incremental costs to be incurred by SJG as a result of new federal regulations, which are aimed at enhancing public safety and reliability. The regulations require that utilities use a comprehensive analysis to assess, evaluate, repair and validate the integrity of certain transmission lines in the event of a leak or failure. As of December 31, 2008 and 2007, costs incurred under this program totaled $1.1 million and $0.8 million, respectively, and are included in Other Regulatory Assets (see Note 10).   SJG continues to engage in settlement negotiations in which we are proposing to modify the original request and provide for deferred accounting treatment of  Pipeline Integrity related operating expenses, with the ultimate recovery of these costs to be sought in the next base rate case.

Filings and petitions described above are still pending unless otherwise indicated.

SJI - 59

10.           REGULATORY ASSETS & REGULATORY LIABILITIES:

The discussion under Note 9, Rates and Regulatory Actions, is integral to the following explanations of specific regulatory assets and liabilities.

Regulatory Assets at December 31 consisted of the following items (in thousands):

	2008	2007
Environmental Remediation Costs:
Expended - Net	$48,143	$25,960
Liability for Future Expenditures	64,093	73,880
Income Taxes-Flowthrough Depreciation	2,729	3,707
Deferred Asset Retirement Obligation Costs	21,901	21,572
Deferred Gas Costs - Net	18,406	-
Deferred Pension and Other Postretirement Benefit Costs	80,162	32,686
Temperature Adjustment Clause Receivable	-	6,516
Conservation Incentive Program Receivable	22,048	18,173
Societal Benefit Costs Receivable	1,753	2,952
Premium for Early Retirement of Debt	1,208	1,370
Other Regulatory Assets	9,991	1,872
	$270,434	$188,688

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

Deferred Asset Retirement Obligation Costs - This regulatory asset was created with the adoption of FASB Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirements Obligations,” in 2005. FIN 47 resulted in the recording of asset retirement obligations (ARO’s) and additional utility plant, primarily related to a legal obligation SJG has for certain safety requirements upon the retirement of its gas distribution and transmission system. SJG recovers asset retirement costs through rates charged to customers. All related accumulated accretion and depreciation amounts for these ARO’s represent timing differences in the recognition of retirement costs that SJG is currently recovering in rates and, as such, SJG is deferring such differences as regulatory assets under FASB Statement No. 71.

Deferred Gas Costs - Net - Over/under collections of gas costs are monitored through the BGSS mechanism. Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability. Derivative contracts used to hedge SJG’s natural gas purchases are also included in the BGSS, subject to BPU approval. See detailed discussion under Derivative Instruments in Note 1.

SJI - 60

Deferred Pension and Other Postretirement Benefit Costs - The BPU authorized SJG to recover costs related to postretirement benefits under the accrual method of accounting consistent with FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SJG deferred amounts accrued prior to that authorization and are amortizing them as allowed by the BPU over 15 years through 2012. The unamortized balance was $1.5 million at December 31, 2008. Upon the adoption of FASB Statement No. 158 in 2006, SJG’s regulatory asset was increased by $37.1 million representing the recognition of underfunded positions of SJG’s pension and other postretirement benefit plans.  Subsequent adjustments to this balance occur annually to reflect changes in the funded positions of these benefit plans caused by changes in actual plan experience as well as assumptions of future experience (See Note 11).

Temperature Adjustment Clause Receivable - As discussed in Note 9, the net income impact of the TAC was recorded as an adjustment to earnings as incurred. The recovery (or credit) generally did not begin until the next TAC year. As a result, there was a timing difference that resulted in a regulatory asset or liability.  As a result of a global settlement in December 2008, the BPU approved combining the over-recovered TAC position with the weather portion of the CIP, and the suspension of the TAC rate.

Conservation Incentive Program Receivable - Similar to the TAC, the impact of the CIP is recorded as an adjustment to earnings as incurred. The first year of cash recovery under the CIP began October 2007.

Societal Benefit Costs Receivable - At both December 31, 2008 and 2007, this regulatory asset primarily represents cumulative costs less recoveries under the USF program.

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

Regulatory Liabilities at December 31 consisted of the following items (in thousands):

	2008	2007
Excess Plant Removal Costs	$48,820	$48,705
Liability for NJCEP	-	2,797
Deferred Revenues - Net	-	2,586
Other	1,627	1,691

Total Regulatory Liabilities	$50,447	$55,779

Excess Plant Removal Costs – Represents amounts accrued in excess of actual utility plant removal costs incurred to date, which SJG has an obligation to either expend or return to ratepayers in future periods.

Liability for NJCEP – This represents revenues received in excess of actual expenditures, which SJG has an obligation to either expend or return to ratepayers in future periods.

Deferred Revenue – Net – See previous discussion under “Deferred Gas Costs – Net”.

Other Regulatory Liabilities – All other regulatory liabilities are subject to being returned to ratepayers in future rate proceedings.

SJI - 61

11.           PENSION AND OTHER POSTRETIREMENT BENEFITS:

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

Net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits			Other Postretirement Benefits
	2008	2007	2006	2008	2007	2006
Service Cost	$3,198	$3,324	$3,169	$968	$976	$931
Interest Cost	8,320	7,765	7,214	2,957	2,681	2,622
Expected Return on Plan Assets	(10,417)	(9,998)	(9,237)	(2,195)	(2,091)	(1,791)
Amortizations:
Prior Service Cost (Credits)	292	292	457	(355)	(355)	(355)
Actuarial Loss	1,608	1,923	2,385	744	606	822
Net Periodic Benefit Cost	3,001	3,306	3,988	2,119	1,817	2,229
Capitalized Benefit Costs	(1,073)	(1,131)	(1,574)	(765)	(648)	(903)
Total Net Periodic Benefit Expense	$1,928	$2,175	$2,414	$1,354	$1,169	$1,326

Capitalized benefit costs reflected in the table above relate to SJG’s construction program.

In 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This statement requires companies with publicly traded equity securities that sponsor a postretirement benefit plan to fully recognize, as an asset or liability, the overfunded or underfunded status of its benefit plans and recognize changes in the funded status in the year in which the changes occur. Changes in funded status are generally reported in Other Comprehensive Loss; however, since SJG recovers all prudently incurred pension and postretirement benefit costs from its ratepayers, a significant portion of the charges resulting from the recording of additional liabilities under this statement are reported as regulatory assets (See Note 10).

Details of the activity within the Regulatory Asset and Accumulated Other Comprehensive Loss associated with Pension and Other Postretirement Benefits are as follows (in thousands):

			Accumulated Other
	Regulatory Assets		Comprehensive Loss (pre-tax)
		Other		Other
	Pension	Postretirement	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits
Balance at January 1, 2007	$25,235	$11,856	$11,623	$476

Amounts Arising during the Period:
Net Actuarial (Gain) Loss	(3,495)	(1,287)	422	226
Amounts Amortized to Net Periodic Costs:
Net Actuarial Loss	(968)	(560)	(942)	(40)
Prior Service (Cost) Credit	(239)	254	(51)	94

Balance at December 31, 2007	20,533	10,263	11,052	756

SJI - 62

Amounts Arising during the Period:
Net Actuarial Loss	36,171	13,036	11,015	1,585
Amounts Amortized to Net Periodic Costs:
Net Actuarial Loss	(691)	(677)	(907)	(61)
Prior Service (Cost) Credit	(239)	254	(52)	94

Balance at December 31, 2008	$55,774	$22,876	$21,108	$2,374

The estimated costs that will be amortized from Regulatory Assets into net periodic benefit costs in 2009 are as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
Prior Service Costs (Credits)	$232	$(254)
Net Actuarial Loss	$3,754	$1,616

The estimated costs that will be amortized from Accumulated Other Comprehensive Loss into net periodic benefit costs in 2009 are as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
Prior Service Costs (Credits)	$46	$(101)
Net Actuarial Loss	$1,712	$198

SJI - 63

A reconciliation of the plans' benefit obligations, fair value of plan assets, funded status and amounts recognized in SJI's consolidated balance sheets follows (in thousands):

			Other Postretirement
	Pension Benefits		Benefits
	2008	2007	2008	2007
Change in Benefit Obligations:
Benefit Obligation at Beginning of Year	$133,015	$132,619	$46,651	$47,727
Service Cost	3,198	3,324	968	976
Interest Cost	8,320	7,765	2,957	2,681
Actuarial (Gain) / Loss	5,408	(3,799)	3,552	(1,718)
Retiree Contributions	-	-	164	147
Benefits Paid	(7,269)	(6,894)	(3,450)	(3,162)
Benefit Obligation at End of Year	$142,672	$133,015	$50,842	$46,651

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$120,414	$117,066	$31,251	$29,054
Actual Return on Plan Assets	(31,745)	9,299	(8,910)	1,459
Employer Contributions	6,876	943	3,760	3,753
Retiree Contributions	-	-	164	147
Benefits Paid	(7,269)	(6,894)	(3,450)	(3,162)
Fair Value of Plan Assets at End of Year	$88,276	$120,414	$22,815	$31,251

Funded Status at End of Year:	$(54,396)	$(12,601)	$(28,027)	$(15,400)
Amounts Related to Unconsolidated Affiliate	261	(125)	296	255
Accrued Net Benefit Cost at End of Year	$(54,135)	$(12,726)	$(27,731)	$(15,145)

Amounts Recognized in the Statement of Financial Position Consist of:
Noncurrent Assets	$-	$1,970	$-	$-
Current Liabilities	(1,031)	(805)	-	-
Noncurrent Liabilities	(53,104)	(13,891)	(27,731)	(15,145)
Net Amount Recognized at End of Year	$(54,135)	$(12,726)	$(27,731)	$(15,145)

Amounts Recognized in Regulatory Assets
Consist of:
Prior Service Costs (Credit)	$1,381	$1,620	$(723)	$(977)
Net Actuarial Loss	54,393	18,913	23,599	11,240
	$55,774	$20,533	$22,876	$10,263

Amounts Recognized in Accumulated Other
Comprehensive Loss Consist of (pre-tax):
Prior Service Costs (Credit)	$236	$288	$(400)	$(494)
Net Actuarial Loss	20,872	10,764	2,774	1,250
	$21,108	$11,052	$2,374	$756

The projected benefit obligation (PBO) and accumulated benefit obligation (ABO) of SJI’s qualified employee pension plans were $125.1 million and $112.1 million, respectively, as of December 31, 2008, and $118.3 million and $105.4 million, respectively, as of December 31, 2007.  The ABO of these plans exceeded the value of the plan assets as of December 31, 2008.  The value of these assets can be seen in the table above. The PBO and ABO for SJI’s non-funded SERP, which had an ABO in excess of plan assets, were $17.5 million and $17.0 million, respectively, as of December 31, 2008, and $14.7 million and $14.0 million, respectively, as of December 31, 2007. The SERP is reflected in the tables above and has no assets.

SJI - 64

The weighted-average assumptions used to determine benefit obligations at December 31 were:

			Other
			Postretirement
	Pension Benefits		Benefits
	2008	2007	2008	2007
Discount Rate	6.24%	6.36%	6.24%	6.36%
Rate of Compensation Increase	3.60%	3.60%	-	-

The weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 were:

				Other Postretirement
	Pension Benefits			Benefits
	2008	2007	2006	2008	2007	2006
Discount Rate	6.36%	6.04%	5.84%	6.36%	6.04%	5.84%
Expected Long-Term Return on Plan Assets	8.50%	8.75%	8.75%	7.00%	7.25%	7.25%
Rate of Compensation Increase	3.60%	3.60%	3.60%	-	-	-

The discount rates used to determine the benefit obligations at December 31, 2008 and 2007, which are used to determine the net periodic benefit cost for the subsequent year, were based on a portfolio model of high-quality instruments with maturities that match the expected benefit payments under our pension and other postretirement benefit plans.

The expected long-term return on plan assets was based on SJI’s current investment mix as described under Plan Assets below.  All obligations disclosed herein reflect the use of the RP 2000 mortality tables.

The assumed health care cost trend rates at December 31 were:

	2008	2007
Medical Care and Drug Cost Trend Rate Assumed for Next Year	9.00%	10.00%
Dental Care Cost Trend Rate Assumed for Next Year	6.33%	6.33%
Rate to which Cost Trend Rates are Assumed to Decline (the Ultimate Trend Rate)	5.00%	5.00%
Year that the Rate Reaches the Ultimate Trend Rate	2012	2012

Assumed health care cost trend rates have a significant effect on the amounts reported for SJI’s postretirement health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease
Effect on the Total of Service and Interest Cost	$84	$(75)
Effect on Postretirement Benefit Obligation	$1,304	$(1,164)

PLAN ASSETS — SJI’s weighted-average asset allocations at December 31, 2008 and 2007, by asset category are as follows:

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
Asset Category:
U.S. Equity Securities	47%	50%	39%	47%
International Equity Securities	12	15	12	15
Fixed Income	41	35	49	38
Total	100%	100%	100%	100%

SJI - 65

Based on the investment objectives and risk tolerances stated in SJI’s current pension and other postretirement benefit plans’ investment policy and guidelines, the long-term asset mix target considered appropriate for SJI is within the range of 58% to 68% equity and 32% to 42% fixed-income investments. However, due to the dramatic declines in the equity markets in the latter part of 2008, this allocation policy was suspended to prevent further transfer of fixed income assets into equities.  Upon indication that the equity markets are in recovery, this policy will be revisited. Historical performance results and future expectations suggest that equities will provide higher total investment returns than fixed-income securities over a long-term investment horizon.

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

FUTURE BENEFIT PAYMENTS — The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years (in thousands):

	Pension Benefits	Other Postretirement Benefits
2009	$7,431	$4,121
2010	$7,506	$4,236
2011	$7,762	$4,172
2012	$8,100	$4,238
2013	$8,556	$4,185
2014 - 2018	$51,545	$21,810

CONTRIBUTIONS — SJI made a contribution of approximately $5.9 million to its employee pension plan in 2008.  While SJI has no obligation to make a contribution in 2009, we currently expect to make a contribution in order to improve the funded status of the plans and mitigate the expected increase in expense in 2009. Payments related to the unfunded SERP plan are expected to approximate $1.0 million in 2009. SJG has a regulatory obligation to contribute approximately $3.6 million annually to its other postretirement benefit plans’ trusts, less costs incurred directly by the Company.

DEFINED CONTRIBUTION PLAN — SJI offers an Employees’ Retirement Savings Plan (Savings Plan) to eligible employees. SJI matches 50% of participants’ contributions up to 6% of base compensation. For employees who are not eligible for participation in SJI’s defined benefit pension plan, we match 50% of participants’ contributions up to 8% of base compensation. Employees not eligible for the pension plans also receive a year-end contribution of $500 if fewer than 10 years of service or $1,000 if 10 or more years of service. The amount expensed and contributed for the matching provision of the Savings Plan approximated $1.0 million, $1.1 million , and $1.0 million for the years 2008, 2007 and 2006, respectively.

12.            RETAINED EARNINGS:

SJG is restricted as to the amount of cash dividends or other distributions that may be paid on its common stock by an order issued by the BPU in July 2004 that granted SJG an increase in base rates. Per the order, SJG is required to maintain total common equity of no less than $289.2 million. SJG’s total common equity balance was $401.7 million at December 31, 2008.

Various loan agreements also contain potential restrictions regarding the amount of cash dividends or other distributions that SJG may pay on its common stock. As of December 31, 2008, these loan restrictions did not affect the amount that may be distributed from either SJG’s or SJI’s retained earnings.

SJI - 66

13.            UNUSED LINES OF CREDIT:

Bank facilities available to SJI totaled $443.0 million at December 31, 2008, of which $279.2 million, inclusive of $66.6 million of letters of credit, was used. Those bank facilities consist of a $100.0 million revolving credit facility, a $10.0 million line of credit, a $40.0 million line of credit and $53.0 million of uncommitted bank lines available to SJG; and a $200.0 million revolving credit facility and $40.0 million of uncommitted bank lines available to SJI. The revolving credit facilities expire in August 2011 and both SJG lines of credit expire in 2009.  All facilities contain one financial covenant regarding the ratio of total debt to total capitalization, measured on a quarterly basis. SJI and SJG were in compliance with this covenant as of December 31, 2008. Borrowings under these credit facilities are at market rates. The weighted average borrowing cost, which changes daily, was 1.16%, 5.27% and 5.76% at December 31, 2008, 2007 and 2006, respectively.

14.            COMMITMENTS AND CONTINGENCIES:

GAS SUPPLY CONTRACTS — In the normal course of business, SJG and SJRG have entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The earliest that any of these contracts expire is March 2009. The transportation and storage service agreements with interstate pipeline suppliers were made under FERC approved tariffs. SJRG’s cumulative obligation for demand charges and reservation fees paid to suppliers for these services is approximately $165,000 per month. SJG's cumulative obligation for demand charges and reservation fees paid to suppliers for these services is approximately $4.0 million per month and is recovered on a current basis through the BGSS.

CAPITAL CONTRIBUTION OBLIGATION - In December 2007, Marina and its joint venture partner agreed to each contribute approximately $30.0 million of equity to LVE as part of its construction period financing (See Note 2). The equity contribution is expected to be made in 2009.

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

COLLECTIVE BARGAINING AGREEMENTS — Unionized personnel represent 56% of our workforce at December 31, 2008.   The Company has collective bargaining agreements with two unions that represent these employees: the International Brotherhood of Electrical Workers (“IBEW”) and the International Association of Machinists and Aerospace Workers (“IAM”).  SJG employees represented by the IBEW operate under a new collective bargaining agreement that runs through February 2013.  The remaining employees represented by the IBEW operate under a contract extension through March 2009. We expect to enter into a successor labor agreement with the IBEW before the contract extension expires.   The IAM is asserting that the labor agreement which the Company believes expired on January 14, 2009 is evergreen for one year from that expiration date.  The Company disagrees and has filed a charge with the National Labor Relations Board for a determination on the matter.

GUARANTEES — As of December 31, 2008, SJI had issued $375.8 million of parental guarantees on behalf of its subsidiaries. Of this total, $310.6 million expire within one year, and $65.2 million expire after one year or have no expiration date. These guarantees were issued to guarantee payment to third parties with whom our subsidiaries have commodity supply contracts and for Marina’s construction and operating activities. As of December 31, 2008, these guarantees support future firm commitments and $63.5 million of the Accounts Payable recorded on our consolidated balance sheet.

SJI - 67

The Company has recorded a liability of $2.0 million in Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the consolidated balance sheets as of December 31, 2008 for the fair value of the following guarantees:

•
In April 2007, SJI guaranteed certain obligations of LVE Energy Partners, LLC (LVE), an unconsolidated joint venture in which Marina has a 50% equity interest.  LVE entered into a 25-year contract with a resort developer to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada.  LVE began construction of the facility in 2007 and expected to provide full energy services in 2010 when the resort was originally scheduled to be completed. LVE suspended construction of the district energy system and central energy center in January 2009 after the developer of the resort announced that it was delaying construction of the resort due to the difficult environment in the capital markets and weak economic conditions.  The developer has indicated that they are considering different strategies to move the project forward, including opening the project in phases and obtaining a partner, but that it was unlikely construction would resume during 2009.

The district energy system and central energy center are being financed by LVE with debt that is non-recourse to SJI. LVE is currently in discussions with the banks that are financing the energy facilities to address the developer’s construction delay. Those discussions include a revised timetable and funding schedule for the completion of construction of the energy facilities, and the potential contribution of additional equity. SJI is obligated to invest at least $30.0 million of equity during the construction period as discussed above and may invest up to an additional $14.0 million to cover the incremental debt service and other related costs to be incurred during the suspension period resulting from the delay. However, we are unable to definitively quantify our incremental costs at this time, if any, as negotiations over the new terms are ongoing. The Energy Sales Agreement between LVE and the resort developer, which is currently being renegotiated to address the impact of the construction delay, includes a guaranty by the resort developer of certain fixed payments to be made to LVE until the project begins commercial operations. As of December 31, 2008, the Company had a net liability of approximately $10.8 million included in Other Current and Noncurrent Liabilities on the consolidated balance sheets related to this project and an unsecured Note Receivable – Affiliate of approximately $3.1 million due from LVE. SJI's risk of loss is limited to its equity contribution, contribution obligations and the unsecured Note Receivable totaling approximately $33.9 million. During 2008, SJI and the partner in this joint venture each provided cash advances to LVE of approximately $3.1 million to cover construction related costs. It is expected that these notes will be converted to equity in 2009, offsetting the additional equity contribution obligations.

SJI issued a performance guaranty for up to $180.0 million to the resort developer to ensure that certain construction milestones relating to the development of the thermal facility are met. As a result of achieving certain milestones, the guaranty has been reduced to $94.0 million as of December 31, 2008. Concurrently, SJI is the beneficiary of a surety bond purchased by the project’s general contractor that provides SJI with assurance that construction of the thermal facility will meet those same milestones. Those milestones are currently being revised due to delays announced by the project developer. In addition, SJI has guaranteed the obligations of LVE under certain insurance policies during the construction period.  The maximum amount that SJI could be obligated for, in the event that LVE does not have sufficient resources to make deductible payments on future claims under these insurance policies, is approximately $6.0 million.  SJI has also guaranteed certain performance obligations of LVE under the operating agreements between LVE and the resort, up to $20.0 million each year for the term of the agreement, commencing with the first year of operations.  SJI and the partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees.

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

SJI - 68

STANDBY LETTERS OF CREDIT — As of December 31, 2008, SJI provided $66.6 million of standby letters of credit through SJI’s revolving credit facility. Letters of credit in the amount of $62.3 million support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance Marina’s initial thermal plant project. The additional outstanding letters of credit total $4.3 million, and were posted to enable SJE to market retail electricity and for various construction activities. The Company also provided two additional letters of credit under separate facilities outside of the revolving credit facility. Those letters of credit consist of a $25.3 million letter of credit provided by SJG to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG’s natural gas distribution system as discussed in Note 6; and a $30.7 million letter of credit provided by Marina to support a capital contribution obligation as discussed above. These letters of credit expire in August 2009 and November 2010, respectively.

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

SJI successfully entered into settlements with all of its historic comprehensive general liability carriers regarding the environmental remediation expenditures at the SJG sites. Also, SJG purchased a Cleanup Cost Cap Insurance Policy limiting the amount of remediation expenditures that SJG will be required to make at 11 of its sites. This policy will be in force until 2024 at 10 sites and until 2029 at one site. The future cost estimates discussed hereafter are not reduced by projected insurance recoveries from the Cleanup Cost Cap Insurance Policy. The policy is limited to an aggregate amount of $50.0 million, of which SJG has recovered $23.7 million through December 31, 2008.

Since the early 1980s, SJI accrued environmental remediation costs of $223.4 million, of which $155.2 million was spent as of December 31, 2008.

The following table details the amounts expended and accrued for SJI’s environmental remediation during the last two years (in thousands):

	2008	2007
Beginning of Year	$77,905	$71,830
Accruals	18,649	18,704
Expenditures	(28,389)	(12,629)
End of Year	$68,165	$77,905

The balances are segregated between current and noncurrent on the consolidated balance sheets under the captions Current Liabilities and Deferred Credits and Other Noncurrent Liabilities.

Management estimates that undiscounted future costs to clean up SJG's sites will range from $64.1 million to $235.1 million. Six of SJG’s sites comprise the majority of these estimates, ranging from a low of $49.0 million to a high of $172.4 million. SJG recorded the lower end of this range, $64.1 million, as a liability because a single reliable estimation point is not feasible due to the amount of uncertainty involved in the nature of projected remediation efforts and the long period over which remediation efforts will continue. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements. Significant risks surrounding these estimates include unforeseen market price increases for remedial services, property owner acceptance of remedy selection, regulatory approval of selected remedy and remedial investigative findings.

The remediation efforts at SJG’s six most significant sites include the following:

Site 1 - A remedial action work plan  has been approved by the New Jersey Department of Environmental Protection (NJDEP) for approval. Remaining steps to remediate include regulatory permitting, approval and remedy implementation for impacted soil, groundwater, and river sediments as well as acceptance of the selected remedy by affected property owners.

SJI - 69

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

Site 5 – Various remedial investigation and action activities are ongoing at this site.  An interim remedial measure has been implemented and a remedial action work plan has been prepared and submitted to the NJDEP for an off site interim remedial measure.  Remaining steps to implement the off site interim remedial measure include regulatory approval, remedial investigation of bay sediments, as well as acceptance of the selected remedy by affected property owners.  Remaining steps to remediate soil and groundwater include completing the remedial investigation of impacted soil and groundwater in preparation for selecting the appropriate action and implementation and gaining regulatory and property owner approval of the selected remedy.

Site 6 – Remedial investigative activities are ongoing at this site.  Remaining steps to remediate include completing the remedial investigation of impacted soil and groundwater in preparation for selecting the appropriate action and implementation and gaining regulatory and property owner approval of the selected remedy.

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

SJI and SJF estimated their potential exposure for the future remediation of four sites where fuel oil operations existed years ago. Estimates for these sites range from $1.3 million to $5.1 million. The lower end of this range has been recorded under Current Liabilities and Deferred Credits and Other Noncurrent Liabilities as of December 31, 2008.

15.            FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES:

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

SJI - 70

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category as of December 31, 2008 is as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$4,859	$4,859	$-	$-
Derivatives – Energy Related Assets (B)	82,913	54,083	27,724	1,106
	$87,772	$58,942	$27,724	$1,106

Liabilities

Derivatives – Energy Related Liabilities (B)	$66,624	$46,487	$19,132	$1,005
Derivatives – Other (C)	14,088	-	14,088	-
	$80,712	$46,487	$33,220	$1,005

(A) Available-for-Sale Securities are valued using the quoted principal market close prices that are provided by the trustees of these securities.
(B) Derivatives – Energy Related Assets and Liabilities are traded in both exchange-based and non-exchange-based markets. Exchange-based contracts are valued using unadjusted quoted market sources in active markets and are categorized in Level 1 in the fair value hierarchy. Certain non-exchange-based contracts are valued using indicative price quotations available through brokers or over-the-counter, on-line exchanges and are categorized in Level 2. These price quotations reflect the average of the bid-ask mid-point prices and are obtained from sources that management believes provide the most liquid market. For non-exchange-based derivatives that trade in less liquid markets with limited pricing information, model inputs generally would include both observable and unobservable inputs. In instances where observable data is unavailable, management considers the assumptions that market participants would use in valuing the asset or liability. This includes assumptions about market risks such as liquidity, volatility and contract duration. Such instruments are categorized in Level 3 as the model inputs generally are not observable. Management reviews and corroborates the price quotations to ensure the prices are observable which includes consideration of actual transaction volumes, market delivery points, bid-ask spreads and contract duration.
(C) Derivatives – Other are valued using quoted prices on commonly quoted intervals, which are interpolated for periods different than the quoted intervals, as inputs to a market valuation model. Market inputs can generally be verified and model selection does not involve significant management judgment.

    The changes in fair value measurements of Derivatives – Energy Related Assets and Liabilities at December 31, 2008 using significant unobservable inputs (Level 3) are as follows (in thousands):

Balance at January 1, 2008	$-
Total gains (realized/unrealized) included in earnings	101
Balance at December 31, 2008	$101

    Total gains for 2008 included in earnings, that are attributable to the change in unrealized gains relating to those assets and liabilities still held as of December 31, 2008, is $0.1 million.  These gains are included in Operating Revenues-Nonutility on the statement of consolidated income.

16.	AVAILABLE–FOR–SALE SECURITIES:

The Company's portfolio of investments consists of five highly diversified funds which are not used for working capital purposes. These funds are in an unrealized loss position as of December 31, 2008. Due to the nature of the underlying securities, these funds as a whole are susceptible to changes in the economy and have been adversely affected by the economic slowdown, particularly during the fourth quarter of 2008 when the Company's investments became impaired. The Company has evaluated the near-term prospects of the overall funds in relation to the severity and duration of the impairment. Based on that evaluation, the Company recorded an insignificant impairment loss during the fourth quarter of 2008. Due to the Company's ability and intent to hold the remaining funds for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these remaining investments to be other-than-temporarily impaired at December 31, 2008.

SJI - 71

The following table shows the gross unrealized losses and fair value of the Company's Available-for-Sale Securities with unrealized losses that are not deemed to be other-than-temporarily impaired (in thousands), aggregated by length of time that the individual funds have been in a continuous unrealized loss position at December 31, 2008.

	Less than 12 Months		Greater Than 12 Months		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable Equity Securities	$3,609	$1,218	$-	$-	$3,609	$1,218

SJI - 72

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
South Jersey Industries, Inc.
Folsom, New Jersey

We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of South Jersey Industries, Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in common equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of South Jersey Industries, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, in 2007 the Company changed its method of accounting for income taxes to conform to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. As discussed in Note 11 to the consolidated financial statements, in 2006 the Company changed its method of accounting for postretirement benefits to conform to FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
March 2, 2009

SJI - 73

Supplementary Financial Information
Quarterly Financial Data (Unaudited)
(Summarized quarterly results of SJI's operations, in thousands except for per share amounts)

	2008 Quarter Ended				2007 Quarter Ended

	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31

Operating Revenues	$348,047	$135,840	$210,413	$267,677	$368,427	$171,660	$156,228	$260,056

Expenses:
Cost of Sales	266,756	123,730	102,259	186,697	283,470	120,604	109,164	193,463
Operations and Maintenance
Including Fixed Charges	35,047	33,248	32,926	41,360	34,361	31,137	31,576	38,005
Income Taxes	17,164	(9,286)	30,367	13,703	18,910	7,622	5,818	10,706
Energy and Other Taxes	4,866	2,116	1,646	3,493	5,084	2,220	1,587	3,292

Total Expenses	323,833	149,808	167,198	245,253	341,825	161,583	148,145	245,466

Other Income and Expense	498	687	643	(535)	569	733	481	1,524

Income (Loss) from
Continuing Operations	24,712	(13,281)	43,858	21,889	27,171	10,810	8,564	16,114

Discontinued Operations	(24)	(1)	(76)	(146)	(148)	(55)	(33)	(155)

Net Income (Loss)	$24,688	$(13,282)	$43,782	$21,743	$27,023	$10,755	$8,531	$15,959

Basic Earnings Per Common Share*
(Based on Average Basic
Shares Outstanding):
Continuing Operations	$0.83	$(0.45)	$1.48	$0.74	$0.93	$0.37	$0.29	$0.54
Discontinued Operations	(0.00)	(0.00)	(0.01)	(0.01)	(0.01)	(0.00)	(0.00)	(0.01)

Basic Earnings Per Common Share	$0.83	$(0.45)	$1.47	$0.73	$0.92	$0.37	$0.29	$0.53

Average Shares Outstanding - Basic	29,640	29,728	29,729	29,729	29,361	29,465	29,518	29,574

Diluted Earnings Per Common Share*
(Based on Average Diluted
Shares Outstanding):
Continuing Operations	$0.83	$(0.45)	$1.47	$0.73	$0.92	$0.37	$0.29	$0.54
Discontinued Operations	(0.00)	(0.00)	(0.00)	(0.01)	(0.01)	(0.00)	(0.00)	(0.01)

Diluted Earnings Per Common Share	$0.83	$(0.45)	$1.47	$0.73	$0.91	$0.37	$0.29	$0.53

Average Shares Outstanding - Diluted	29,764	29,728	29,865	29,886	29,483	29,571	29,627	29,688

*The sum of the quarters for 2008 and 2007 do not equal the year's total due to rounding.
NOTE: Because of the seasonal nature of the business and the volatility from energy related derivatives, statements for the 3-month periods are not indicative of the results for a full year.

SJI - 74

Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company are effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rules 13a-15(f). The Company’s internal control system is designed to provide reasonable assurance to its management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included under this Item 9A.

Changes in Internal Control over Financial Reporting

There has not been any change in the Company's internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SJI - 75

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
South Jersey Industries, Inc.
Folsom, New Jersey

We have audited the internal control over financial reporting of South Jersey Industries, Inc, and subsidiaries (the "Company") as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated March 2, 2009 expressed an unqualified opinion on those financial statements and included an explanatory paragraph as to changes in accounting principles related to the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, and FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).

/s/ DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
March 2, 2009

SJI - 76

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning Directors may be found under the captions “Director Elections,” “Nominees,” “Directors Continuing in Office,” and “Security Ownership” in our definitive proxy statement for our 2009 Annual Meeting of Shareholders (the “2009 Proxy Statement”), which will be filed within the Commission within 120 days after the close of our fiscal year. Such information is incorporated herein by reference. Information required by this item relating to the executive officers of SJI is set forth in Item 4-A of this report.

Code of Ethics

The Company has adopted a Code of Ethics for its Principal Executive, Financial and Accounting Officers. It is available on SJI’s website, www.sjindustries.com by clicking “Investors” and then “Corporate Governance.” We will post any amendment to or waiver of the Code to our website.

Item 11. Executive Compensation

Information concerning executive compensation may be found under the captions “Compensation Discussion and Analysis” of our 2009 Proxy Statement. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters

The information in our 2009 Proxy Statement set forth under the caption “Security Ownership” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information in our 2009 Proxy Statement set forth under the caption “The Board of Directors” and the subcaption “Certain Relationships” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information in our 2009 Proxy Statement set forth under the caption “Audit Committee Report” is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)           Listed below are all financial statements and schedules filed as part of this report:

1 - The consolidated financial statements and notes to consolidated financial statements together with the report thereon of Deloitte & Touche LLP, dated March 2, 2009, are filed as part of this report under Item 8- Financial Statements and Supplementary Data.

 2 - Supplementary Financial Information

Information regarding selected quarterly financial data can be found on page 74 of this report.

Schedule I - Supplemental Schedules as of December 31, 2008 and 2007 and for the three years ended December 31, 2008, 2007, and 2006.

Report of Independent Registered Public Accounting Firm of Deloitte & Touche LLP (page 83).

Schedule II - Valuation and Qualifying Accounts (page 87).

All schedules, other than that listed above, are omitted because the information called for is included in the financial statements filed or because they are not applicable or are not required.

SJI - 77

 (b)           List of Exhibits (Exhibit Number is in Accordance with the Exhibit Table in Item 601 of Regulation S-K).

Exhibit Number	Description	Reference
(3)(a)(i)	Certificate of Incorporation of South Jersey Industries, Inc., as amended through April 19, 1984.	Incorporated by reference from Exhibit (4)(a) of Form S-2 (2-91515).
(3)(a)(ii)	Amendment to Certificate of Incorporation relating to two-for-one stock split effective as of April 28, 1987.	Incorporated by reference from Exhibit (4)(e)(1) of Form S-3 (33-1320).
(3)(a)(iii)	Amendment to Certificate of Incorporation relating to director and officer liability.	Incorporated by reference from Exhibit (4)(e)(2) of Form S-3 (33-1320).
(3)(a)(iv)	Amendment to Certificate of Incorporation relating to two-for-one stock split effective as of June 30, 2005.	Incorporated by reference from Exhibit 3 of Form 10-Q of SJI filed on May 10, 2005.
(3)(b)	Bylaws of South Jersey Industries, Inc. as amended and restated through April 18, 2008. (filed herewith)
(4)(a)	Form of Stock Certificate for common stock.	Incorporated by reference from Exhibit (4)(a) of Form 10-K for 1985 (1-6364).
(4)(b)(i)	First Mortgage Indenture dated October 1, 1947.	Incorporated by reference from Exhibit (4)(b)(i) of Form 10-K for 1987 (1-6364).
(4)(b)(ii)	Nineteenth Supplemental Indenture dated as of April 1, 1992.	Incorporated by reference from Exhibit (4)(b)(xvii) of Form 10-K for 1992 (1-6364).
(4)(b)(iii)	Twenty-First Supplemental Indenture dated as of March 1, 1997.	Incorporated by reference from Exhibit (4)(b)(xviv) of Form 10-K for 1997(1-6364).
(4)(b)(iv)	Twenty-Second Supplemental Indenture dated as of October 1, 1998.	Incorporated by reference from Exhibit (4)(b)(ix) of Form S-3 (333-62019).
(4)(b)(v)	Twenty-Third Supplemental Indenture dated as of September 1, 2002.	Incorporated by reference from Exhibit (4)(b)(x) of Form S-3 (333-98411).
(4)(b)(vi)	Twenty-Fourth Supplemental Indenture dated as of September 1, 2005.	Incorporated by reference from Exhibit (4)(b)(vi) of Form S-3 (333-126822).
(4)(b)(vii)	Amendment to Twenty-Fourth Supplemental Indenture dated as of March 31, 2006	Incorporated by reference from Exhibit 4 of Form 8-K of SJG as filed April 26, 2006.
(4)(b)(viii)	Loan Agreement by and between New Jersey Economic Development Authority and SJG dated April 1, 2006.	Incorporated by reference from Exhibit 10 of Form 8-K of SJG as filed April 26, 2006.
(4)(c)(i)	Medium Term Note Indenture of Trust dated October 1, 1998.	Incorporated by reference from Exhibit 4(e) of Form S-3 (333-62019).
(4)(c)(ii)	First Supplement to Indenture of Trust dated as of June 29, 2000.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJG dated July 12, 2001.
(4)(c)(iii)	Second Supplement to Indenture of Trust dated as of July 5, 2000.	Incorporated by reference from Exhibit 4.2 of Form 8-K of SJG dated July 12, 2001.
(4)(c)(iv)	Third Supplement to Indenture of Trust dated as of July 9, 2001.	Incorporated by reference from Exhibit 4.3 of Form 8-K of SJG dated July 12, 2001.
(10)(a)(i)	Gas storage agreement (GSS) between South Jersey Gas Company and Transco dated October 1, 1993.	Incorporated by reference from Exhibit (10)(d) of Form 10-K for 1993 (1-6364).

SJI - 78

Exhibit Number	Description	Reference
(10)(a)(ii)	Gas storage agreement (LG-A) between South Jersey Gas Company and Transco dated June 3, 1974.	Incorporated by reference from Exhibit (5)(f) of Form S-7 (2-56223).
(10)(a)(iii)	Gas storage agreement (WSS) between South Jersey Resources Group LLC and Transco dated May 1, 2006. (filed herewith)
(10)(a)(iv)	Gas storage agreement (LSS) between South Jersey Gas Company and Transco dated October 1, 1993.	Incorporated by reference from Exhibit (10)(i) of Form 10-K for 1993 (1-6364).
(10)(a)(v)	Gas storage agreement (SS-1) between South Jersey Gas Company and Transco dated May 10, 1987 (effective April 1, 1988).	Incorporated by reference from Exhibit (10)(i)(a) of Form 10-K for 1988 (1-6364).
(10)(b)(i)	Gas storage agreement (SS-2) between South Jersey Gas Company and Transco dated July 25, 1990.	Incorporated by reference from Exhibit (10)(i)(i) of Form 10-K for 1991 (1-6364).
(10)(b)(ii)	Amendment to gas transportation agreement dated December 20, 1991 between South Jersey Gas Company and Transco dated October 5, 1993.	Incorporated by reference from Exhibit (10)(i)(k) of Form 10-K for 1993 (1-6364).
(10)(b)(iii)	CNJEP Service agreement between South Jersey Gas Company and Transco dated June 27, 2005.	Incorporated by reference frm Exhibit (10)(i)(l) of Form 10-K for 2005 (1-6364).
(10)(c)(i)	Gas transportation service agreement (FTS-1) between South Jersey Gas Company and Columbia Gulf Transmission Company dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(k) of Form 10-K for 1993 (1-6364).
(10)(c)(ii)	FTS Service Agreement No. 38099 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(n) of Form 10-K for 1993 (1-6364).
(10)(c)(iii)	NTS Service Agreement No. 39305 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(o) of Form 10-K for 1993 (1-6364).
(10)(c)(iv)	FSS Service Agreement No. 38130 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(p) of Form 10-K for 1993 (1-6364).

SJI - 79

Exhibit Number	Description	Reference
(10)(d)(i)	SST Service Agreement No. 38086 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(q) of Form 10-K for 1993 (1-6364).
(10)(e)(i)*

Deferred Payment Plan for Directors of South Jersey Industries, Inc., South Jersey Gas Company, Energy & Minerals, Inc., R&T Group, Inc. and South Jersey Energy Company as amended and restated October 21, 1994.
Incorporated by reference from Exhibit (10)(l) of Form 10-K for 1994 (1-6364).
(10)(e)(ii)*	Schedule of Deferred Compensation Agreements.	Incorporated by reference from Exhibit (10)(l)(b) of Form 10-K for 1997 (1-6364).
(10)(e)(iii)*	Form of Officer Employment Agreement between certain officers and either South Jersey Industries, Inc. or its subsidiaries. (filed herewith)
(10)(e)(iv)*	Schedule of Officer Employment Agreements. (filed herewith)
(10)(f)(i)*	Officer Severance Benefit Program for all Officers.	Incorporated by reference from Exhibit (10)(l)(g) of Form 10-K for 1985 (1-6364).
(10)(f)(ii)*	Supplemental Executive Retirement Program, as amended and restated effective July 1, 1997, and Form of Agreement between certain SJI or subsidiary officers.	Incorporated by reference from Exhibit (10)(l)(i) of Form 10-K for 1997 (1-6364).
(10)(f)(iii)*	South Jersey Industries, Inc. 1997 Stock-Based Compensation Plan (As Amended and Restated Effective January 26, 2005).	Incorporated by reference from Exhibit 10 of Form 10-Q of SJI as filed May 10, 2005.
(10)(g)(i)	Five-year Revolving Credit Agreement for SJI.	Incorporated by reference from Exhibit 10 of Form 8-K of SJI as filed August 25, 2006.
(10)(g)(ii)	Five-year Revolving Credit Agreement for SJG.	Incorporated by reference from Exhibit 10 of Form 8-K of SJG as filed on August 8, 2006.
(10)(g)(iii)	Letter of Credit Reimbursement Agreement dated December 20, 2007.	Incorporated by reference from Exhibit 10 (g) (iii) of Form 10-K for 2007.
(10)(g)(iv)	Loan Agreement between Toronto Dominion (New York) LLC and SJG dated December 15, 2008 (filed herewith)
(12)	Calculation of Ratio of Earnings to Fixed Charges (Before Federal Income Taxes) (filed herewith).
(14)	Code of Ethics.	Incorporated by reference from Exhibit 14 of Form 10-K for 2007.
(21)	Subsidiaries of the Registrant (filed herewith).
(23)	Independent Registered Public Accounting Firm’s Consent (filed herewith).
(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

* Constitutes a management contract or a compensatory plan or arrangement.

SJI - 80

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH JERSEY INDUSTRIES, INC.
BY:  /s/ David A. Kindlick
David A. Kindlick
Vice President & Chief Financial Officer

Date: March 2, 2009

SJI - 81

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward J. Graham	President, Chairman of the Board & Chief Executive Officer	March 2, 2009
(Edward J. Graham)	(Principal Executive Officer)

/s/ David A. Kindlick	Vice President & Chief Financial Officer	March 2, 2009
(David A. Kindlick)	(Principal Financial and Accounting Officer)

/s/ Richard H. Walker, Jr.	Vice President, General Counsel &	March 2, 2009
(Richard H. Walker, Jr.)	Secretary

/s/ Shirli M. Billings	Director	March 2, 2009
(Shirli M. Billings)

/s/ Helen R. Bosley	Director	March 2, 2009
(Helen R. Bosley)

/s/ Thomas A. Bracken	Director	March 2, 2009
(Thomas A. Bracken)

/s/ Keith S. Campbell	Director	March 2, 2009
(Keith S. Campbell)

/s/ W. Cary Edwards	Director	March 2, 2009
(W. Cary Edwards)

/s/ Sheila Hartnett-Devlin	Director	March 2, 2009
(Sheila Hartnett-Develin)

/s/ Walter M. Higgins, III	Director	March 2, 2009
(Walter M. Higgins, III)

/s/ William J. Hughes	Director	March 2, 2009
(William J. Hughes)

/s/ Herman D. James	Director	March 2, 2009
(Herman D. James)

/s/ Joseph H. Petrowski	Director	March 2, 2009
(Joseph H. Petrowski)

/s/ Frederick R. Raring	Director	March 2, 2009
(Frederick R. Raring)

SJI - 82

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
South Jersey Industries, Inc.
Folsom, New Jersey
We have audited the consolidated financial statements of South Jersey Industries, Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, and the Company's internal control over financial reporting as of December 31, 2008, and have issued our reports thereon dated March 2, 2009 (which report on the consolidated financial statements expressed an unqualified opinion and included an explanatory paragraph as to changes in accounting principles related to the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,and FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)); such consolidated financial statements and reports are included elsewhere in this Form 10-K.  Our audits also included the financial statement schedules of the Company listed in Item 15(a)2.  These financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
March 2, 2009

SJI - 83

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
STATEMENTS OF INCOME
(In Thousands)

	2008	2007	2006

Operating Revenues	$9,176	$7,045	$5,083

Operating Expenses:
Operations	7,945	6,120	4,352
Depreciation	139	106	78
Energy and Other Taxes	243	175	147
Total Operating Expenses	8,327	6,401	4,577

Operating Income	849	644	506

Other Income:
Equity in Earnings of Subsidiaries	77,178	62,659	72,250
Other	835	3,076	3,196

Total Other Income	78,013	65,735	75,446

Interest Charges	1,698	3,762	3,689
Income Taxes	(14)	(42)	13

Income from Continuing Operations	77,178	62,659	72,250

Equity in Undistributed Earnings of Discontinued Subsidiaries	(247)	(391)	(818)

Net Income	$76,931	$62,268	$71,432

See South Jersey Industries, Inc. and Subsidiaries Notes to Consolidated Financial Statements under Item 8.

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	2008	2007	2006

Net Income	$76,931	$62,268	$71,432
Other Comprehensive Loss:
Postretirement Liability Adjustment	(6,877)	199	(439)
Unrealized (Loss) Gain on Available-for-Sale Securities	(730)	(195)	53
Unrealized (Loss) Gain on Derivatives	(6,277)	(2,528)	260
Total Other Comprehensive Loss	(13,884)	(2,524)	(126)

Comprehensive Income	$63,047	$59,744	$71,306

See South Jersey Industries, Inc. and Subsidiaries Notes to Consolidated Financial Statements under Item 8.

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
STATEMENTS OF RETAINED EARNINGS
(In Thousands)

	2008	2007	2006

Retained Earnings - Beginning	$206,123	$174,407	$130,001
Cumulative Effect Adjustment	-	(771)	-
Retained Earnings – Beginning, as adjusted	206,123	173,636	130,001
Net Income	76,931	62,268	71,432
	283,054	235,904	201,433

Dividends Declared - Common Stock	33,081	(29,781)	(27,026)

Retained Earnings - Ending	$249,973	$206,123	$174,407

See South Jersey Industries, Inc. and Subsidiaries Notes to Consolidated Financial Statements under Item 8.

SJI - 84

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED DECEMBER 31,
(In Thousands)

	2008	2007	2006

CASH PROVIDED BY OPERATING ACTIVITIES	$15,454	$20,617	$23,568

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in Affiliate	-	-	(1,726)
Net (Advances to) Repayment from Associated Companies	(40,695)	57,107	(33,630)
Capital Expenditures	(23)	(50)	(63)
Purchase of Company Owned Life Insurance	(4,287)	(3,917)	-
Other	365	-	18

Net Cash (Used In) Provided by Investing Activities	(44,640)	53,140	(35,401)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net Borrowings from Associated Companies	-	1,419	1,600
Net Borrowings (Repayments from) Lines of Credits	58,050	(51,150)	30,800
Dividends on Common Stock	(32,914)	(29,656)	(26,874)
Proceeds from Sale of Common Stock	2,076	7,484	6,606
Other	329	-	-

Net Cash Provided by (Used in) Financing Activities	27,541	(71,903)	12,132

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,645)	1,854	299

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,307	453	154

CASH AND CASH EQUIVALENTS AT END OF YEAR	$662	$2,307	$453

Dividends received from subsidiaries amounted to $14.9 million, $18.7 million, and $19.9 million in 2008, 2007, and 2006 respectively.
See South Jersey Industries, Inc. and Subsidiaries Notes to Consolidated Financial Statements under Item 8.

SJI - 85

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
BALANCE SHEETS
(In Thousands)
	2008	2007
Assets

Property Plant and Equipment:
Nonutility Property, Plant and Equipment, at cost	$825	$1,126
Accumulated Depreciation	(486)	(363)

Property, Plant and Equipment - Net	339	763

Investments:
Investments in Subsidiaries	539,551	488,559
Available-for-Sale Securities	18	21
Investment in Affiliates	-	40

Total Investments	539,569	488,620

Current Assets:
Cash and Cash Equivalents	662	2,307
Receivable from Associated Companies	70,177	38,494
Accounts Receivable	21	11
Other	908	445

Total Current Assets	71,768	41,257

Other Noncurrent Assets	10,778	5,803

Total Assets	$622,454	$536,443

Capitalization and Liabilities

Common Equity:
Common Stock SJI
Par Value $1.25 a share
Authorized - 60,000,000 shares
Outstanding – 29,728,697 shares and 29,607,802	$37,161	$37,010
Premium on Common Stock	252,495	248,449
Treasury Stock (at par)	(176)	(187)
Accumulated Other Comprehensive Loss	(24,199)	(10,315)
Retained Earnings	249,973	206,123

Total Common Equity	515,254	481,080

Current Liabilities:
Notes Payable - Banks	98,000	39,950
Payable to Associated Companies	1,118	10,130
Accounts Payable	239	711
Other Current Liabilities	1,444	1,212

Total Current Liabilities	100,801	52,003

Other Noncurrent Liabilities	6,399	3,360

Total Capitalization and Liabilities	$622,454	$536,443

See South Jersey Industries, Inc. and Subsidiaries Notes to Consolidated Financial Statements under Item 8.

SJI - 86

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Col. A	Col. B	Col. C		Col. D	Col. E

		Additions

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe (a)	Deductions - Describe (b)	Balance at End of Period

Provision for Uncollectible
Accounts for the Year Ended
December 31, 2008	$5,491	$2,332	$279	$2,345	$5,757

Provision for Uncollectible
Accounts for the Year Ended
December 31, 2007	$5,224	$2,603	$725	$3,061	$5,491

Provision for Uncollectible
Accounts for the Year Ended
December 31, 2006	$5,871	$1,466	$428	$2,541	$5,224

(a) Recoveries of accounts previously written off and minor adjustments.
(b) Uncollectible accounts written off.

SJI - 87