Form 10-Q
period 2009-03-31
SOUTH JERSEY INDUSTRIES INC
filed 2009-05-11
CIK 91928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

 (Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

As of May 4, 2009, there were 29,796,232 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements - See Pages 3 through 22

SJI - 2

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Three Months Ended
	March 31,
	2009	2008

Operating Revenues:
Utility	$240,109	$236,412
Nonutility	122,067	111,635

Total Operating Revenues	362,176	348,047

Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	162,973	161,425
- Nonutility	102,535	105,331
Operations	22,913	19,994
Maintenance	2,155	1,852
Depreciation	7,660	7,187
Energy and Other Taxes	5,167	4,866

Total Operating Expenses	303,403	300,655

Operating Income	58,773	47,392

Other Income and Expense	461	280

Interest Charges	(4,893)	(6,014)

Income Before Income Taxes	54,341	41,658

Income Taxes	(20,218)	(17,164)

Equity in Earnings of Affiliated Companies	(2,435)	217

Income from Continuing Operations	31,688	24,711

Loss from Discontinued Operations - (Net of tax benefit)	(19)	(24)

Net Income	31,669	24,687

Less: Net (Income) Loss Attributable to Noncontrolling Interest in Subsidiaries	(66)	1

Net Income - Attributable to South Jersey Industries, Inc.	$31,603	$24,688

Amounts Attributable to South Jersey Industries, Inc. Shareholders
Income from Continuing Operations	$31,622	$24,712
Loss from Discontinued Operations - (Net of tax benefit)	(19)	(24)

Net Income	$31,603	$24,688

Basic Earnings Per Common Share Attributable to South Jersey Industries, Inc. Shareholders:
Continuing Operations	$1.063	$0.834
Discontinued Operations	(0.001)	(0.001)

Basic Earnings Per Common Share	$1.062	$0.833

Average Shares of Common Stock Outstanding - Basic	29,752	29,640

Diluted Earnings Per Common Share Attributable to South Jersey Industries, Inc. Shareholders:
Continuing Operations	$1.059	$0.830
Discontinued Operations	(0.000)	(0.001)

Diluted Earnings Per Common Share	$1.059	$0.829

Average Shares of Common Stock Outstanding - Diluted	29,851	29,764

Dividends Declared per Common Share	$0.298	$0.270

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SJI - 3

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	March 31,
	2009	2008

Net Income	$31,669	$24,687

Other Comprehensive Income (Loss), Net of Tax:*

Unrealized Loss on Available-for-Sale Securities	(170)	(238)
Unrealized Gain (Loss) on Derivatives - Other	373	(779)
Other Comprehensive Income (Loss) of Affiliated Companies	1,323	(1,931)

Other Comprehensive Income (Loss) - Net of Tax*	1,526	(2,948)

Comprehensive Income	33,195	21,739

Less: Comprehensive (Income) Loss Attributable to Noncontrolling Interest in Subsidiaries	(66)	1

Comprehensive Income Attributable to South Jersey Industries, Inc.	$33,129	$21,740

* Determined using a combined statutory tax rate of 41.08%.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SJI - 4

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)
	Three Months Ended
	March 31,
	2009	2008

Net Cash Provided by Operating Activities	$119,845	$102,149

Cash Flows from Investing Activities:
Capital Expenditures	(17,115)	(15,352)
Net Purchase of Restricted Investments in Margin Account	(3,572)	-
Purchase of Restricted Investments with Escrowed Loan Proceeds	-	(37)
Investment in Long-Term Receivables	(2,044)	(1,166)
Proceeds from Long-Term Receivables	2,869	928
Investment in Affiliate	(1,781)	(411)
Advances on Notes Receivable - Affiliate	(650)	-
Repayment of Notes Receivable - Affiliate	1,100	-
Other	175	-

Net Cash Used in Investing Activities	(21,018)	(16,038)

Cash Flows from Financing Activities:
Net Repayments of Lines of Credit	(97,875)	(86,490)
Other	(37)	614

Net Cash Used in Financing Activities	(97,912)	(85,876)

Net Increase in Cash and Cash Equivalents	915	235
Cash and Cash Equivalents at Beginning of Period	5,775	11,678

Cash and Cash Equivalents at End of Period	$6,690	$11,913

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SJI - 5

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	March 31,	December 31,
	2009	2008

Assets

Property, Plant and Equipment:
Utility Plant, at original cost	$1,184,032	$1,172,014
Accumulated Depreciation	(299,095)	(295,432)
Nonutility Property and Equipment, at cost	123,192	121,658
Accumulated Depreciation	(16,462)	(15,632)

Property, Plant and Equipment - Net	991,667	982,608

Investments:
Available-for-Sale Securities	4,533	4,859
Restricted	34,670	31,098
Investment in Affiliates	2,139	1,966

Total Investments	41,342	37,923

Current Assets:
Cash and Cash Equivalents	6,690	5,775
Accounts Receivable	188,067	121,683
Unbilled Revenues	34,551	52,907
Provision for Uncollectibles	(6,265)	(5,757)
Natural Gas in Storage, average cost	61,848	162,387
Materials and Supplies, average cost	13,544	12,778
Prepaid Taxes	28	14,604
Derivatives - Energy Related Assets	61,937	63,201
Other Prepayments and Current Assets	6,172	7,506

Total Current Assets	366,572	435,084

Regulatory and Other Noncurrent Assets:
Regulatory Assets	254,090	270,434
Derivatives - Energy Related Assets	18,767	19,712
Unamortized Debt Issuance Costs	7,027	7,166
Notes Receivables-Affiliates	7,007	7,457
Contract Receivables	11,928	13,565
Other	20,428	19,478

Total Regulatory and Other Noncurrent Assets	319,247	337,812

Total Assets	$1,718,828	$1,793,427

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SJI - 6

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	March 31,	December 31,
	2009	2008

Capitalization and Liabilities

Common Equity:
Common Stock	$37,245	$37,161
Premium on Common Stock	252,818	252,495
Treasury Stock (at par)	(180)	(176)
Accumulated Other Comprehensive Loss	(22,673)	(24,199)
Retained Earnings	272,712	249,973

Total South Jersey Industries, Inc. Shareholders' Equity	539,922	515,254

Noncontrolling Interest in Subsidiaries	1,260	1,194

Total Equity	541,182	516,448

Long-Term Debt	332,747	332,784

Total Capitalization	873,929	849,232

Current Liabilities:
Notes Payable	114,675	212,550
Current Portion of Long-Term Debt	25,112	25,112
Accounts Payable	96,143	120,162
Customer Deposits and Credit Balances	14,965	14,449
Environmental Remediation Costs	9,300	13,670
Taxes Accrued	26,990	5,510
Derivatives - Energy Related Liabilities	55,262	50,925
Deferred Income Taxes - Net	18,228	25,009
Deferred Contract Revenues	4,820	5,840
Dividends Payable	8,864	-
Interest Accrued	4,922	6,519
Pension and Other Postretirement Benefits	1,031	1,031
Other Current Liabilities	15,590	19,130

Total Current Liabilities	395,902	499,907

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	189,766	184,294
Investment Tax Credits	1,753	1,832
Pension and Other Postretirement Benefits	83,350	80,835
Environmental Remediation Costs	52,839	54,495
Asset Retirement Obligations	22,711	22,553
Derivatives - Energy Related Liabilities	14,805	15,699
Derivatives - Other	11,651	14,088
Regulatory Liabilities	52,481	50,447
Other	19,641	20,045

Total Deferred Credits
and Other Noncurrent Liabilities	448,997	444,288

Commitments and Contingencies (Note 12)

Total Capitalization and Liabilities	$1,718,828	$1,793,427

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

BASIS OF PRESENTATION — The condensed consolidated financial statements include the accounts of SJI, its wholly owned subsidiaries and subsidiaries in which we have a controlling interest. All significant intercompany accounts and transactions have been eliminated. In management’s opinion, the condensed consolidated financial statements reflect all normal and recurring adjustments needed to fairly present SJI’s financial position and operating results at the dates and for the periods presented. SJI’s businesses are subject to seasonal fluctuations and, accordingly, this interim financial information should not be the basis for estimating the full year’s operating results. As permitted by the rules and regulations of the Securities and Exchange Commission, the accompanying unaudited condensed consolidated financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These financial statements should be read in conjunction with SJI’s 2008 Annual Report on Form 10-K for a more complete discussion of the Company’s accounting policies and certain other information.

REVENUE BASED TAXES — SJI collects certain revenue-based energy taxes from customers. Such taxes include New Jersey State Sales Tax, Transitional Energy Facility Assessment (TEFA) and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. TEFA and PUA are included in both utility revenue and cost of sales and totaled $4.1 million and $3.8 million in the three month periods ended  March 31, 2009 and 2008,  respectively.

CAPITALIZED INTEREST — SJG capitalizes interest on construction at the rate of return on rate base utilized by the New Jersey Board of Public Utilities (BPU) to set rates in its last base rate proceeding. Marina capitalizes interest on construction projects in progress based on the actual cost of borrowed funds. SJG’s amounts are included in Utility Plant and Marina’s amounts are included in Nonutility Property and Equipment on the condensed consolidated balance sheets. Interest Charges are presented net of capitalized interest on the condensed consolidated statements of income. The amount of interest capitalized by SJI for the three months ended March 31, 2009 and 2008 was not significant.

DERIVATIVE INSTRUMENTS — Certain SJI subsidiaries are involved in buying, selling, transporting and storing natural gas and buying and selling retail electricity for their own accounts as well as managing these activities for other third parties. These subsidiaries are subject to market risk on expected future purchases and sales due to commodity price fluctuations. The Company uses a variety of derivative instruments to limit this exposure to market risk in accordance with strict corporate guidelines. These derivative instruments include forward contracts, swap agreements, options contracts and futures contracts. As of March 31, 2009, the Company had outstanding derivative contracts intended to limit the exposure to market risk on 35.8 MMdts of expected future purchases of natural gas, 26.1 MMdts of expected future sales of natural gas and 2.7 MMmwh of expected future purchases of electricity. These contracts, which have not been designated as hedging instruments under FAS 133, are measured at fair value and recorded in Derivatives — Energy Related Assets or Derivatives — Energy Related Liabilities on the condensed consolidated balance sheets. The net unrealized pre-tax gains and losses for these energy related commodity contracts are included with realized gains and losses in Operating Revenues – Nonutility.

SJI - 8

As part of its gas purchasing strategy, SJG uses financial contracts through SJRG to hedge against forward price risk. The costs or benefits of these short-term contracts are recoverable through SJG’s Basic Gas Supply Service (BGSS) clause, subject to BPU approval. As of March 31, 2009 and December 31, 2008, SJG had $31.5 million and $29.0 million of unrealized losses, respectively, included in its BGSS related to open financial contracts.

The Company has also entered into interest rate derivatives to hedge exposure to increasing interest rates and the impact of those rates on cash flows of variable-rate debt. These interest rate derivatives, some of which have been designated as hedging instruments under FAS 133, are measured at fair value and recorded in Derivatives-Other on the condensed consolidated balance sheets. The fair value represents the amount SJI would have to pay the counterparty to terminate these contracts as of those dates. There have been no significant changes to the Company’s active interest rate swaps since December 31, 2008 which are described in Note 1 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2008.

The interest rate derivatives that have been designated as cash flow hedges have been determined to be highly effective.  Therefore, the changes in fair value of the effective portion of these swaps along with the cumulative unamortized costs, net of taxes, have been recorded in Accumulated Other Comprehensive Loss. These unrealized gains and losses will be reclassified into earnings when the forecasted cash flows of the related variable-rate debt occurs, or when it is probable that it will not occur. The ineffective portion of these swaps have been included in Interest Charges.

The unrealized gains and losses on the interest rate derivatives that have not been designated as cash flow hedges have also been included in Interest Charges. However, for selected interest rate derivatives at SJG, management believes that, subject to BPU approval, the market value upon termination can be recovered in rates and therefore these unrealized losses have been included in Other Regulatory Assets in the condensed consolidated balance sheets in accordance with FAS 71 “Accounting for the Effects of Certain Types of Regulation.”

The fair values of all derivative instruments, as reflected in the condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008, are as follows (in thousands):

	Fair Values of Derivative Instruments

	Asset Derivatives

	March 31, 2009		December 31, 2008

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives not designated as hedging instruments under Statement 133

Energy related commodity contracts	Derivatives - Energy Related Assets-Current	$61,937	Derivatives - Energy Related Assets-Current	$63,201

	Noncurrent	18,767	Noncurrent	19,712

Total asset derivatives		$80,704		$82,913

	Liability Derivatives

	March 31, 2009		December 31, 2008

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments under Statement 133

Interest rate contracts	Derivatives - Other	$2,928	Derivatives - Other	$3,551

Derivatives not designated as hedging instruments under Statement 133

Energy related commodity contracts	Derivatives - Energy Related Liabilities-Current	55,262	Derivatives - Energy Related Liabilities-Current	50,925

	Noncurrent	14,805	Noncurrent	15,699

Interest rate contracts	Derivatives - Other	8,723	Derivatives - Other	10,537

Total derivatives not designated as hedging instruments under Statement 133		78,790		77,161

Total liability derivatives		$81,718		$80,712

SJI - 9

The effect of derivative instruments on the condensed consolidated statements of income for the three months ended March 31, 2009 and 2008 are as follows (in thousands):

Derivatives in Statement 133 Cash Flow Hedging Relationships
Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified From Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three Months Ended			Three Months Ended			Three Months Ended
March 31,			March 31,			March 31,
2009	2008		2009	2008		2009	2008

Interest rate contracts	$373	$(779)	Interest Charges	$(172)	$(112)	Interest Charges	$-	$-

Derivatives Not Designated as Hedging Instruments under Statement 133

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended
		March 31,
		2009	2008

Energy related commodity contracts	Operating Revenues - Nonutility	$(16,279)	$(26,400)

Interest rate contracts	Interest Charges	203	-

Total		$(16,076)	$(26,400)

Certain of the Company's derivative instruments contain provisions that require immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions in the event of a material adverse change in the credit standing of the Company. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on March 31, 2009, is $31.3 million.   If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2009, the Company would have been required to settle the intstruments immediately or post collateral to its counterparties of approximately $25.4 million after offsetting asset positions with the same counterparties under master netting arrangements.

GAS EXPLORATION AND DEVELOPMENT - The Company capitalizes all costs associated with gas property acquisition, exploration and development activities under the full cost method of accounting. Capitalized costs include costs related to unproved properties, which are not amortized until proved reserves are found or it is determined that the unproved properties are impaired. All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. As of March 31, 2009, $3.5 million related to the acquisition of interests in proved and unproved properties in Pennsylvania is included with Nonutility Property and Equipment on the condensed consolidated balance sheets.

TREASURY STOCK – SJI uses the par value method of accounting for treasury stock. As of March 31, 2009, SJI held 143,962 shares of treasury stock. These shares are related to deferred compensation arrangements where the amounts earned are held in the stock of SJI.

SJI - 10

NEW ACCOUNTING PRONOUNCEMENTS — In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” to provide clarification of the application of FAS 157 in a market that is not active and to provide an example to illustrate key considerations in determining the fair value of a financial asset in such a non-active market. This statement was effective in fiscal years beginning after November 15, 2007. However, for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, FAS 157 was effective in fiscal years beginning after November 15, 2008.  The adoption of this statement did not have a material effect on the Company’s condensed consolidated financial statements.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” The statement requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, Statement No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. This statement was effective for the first fiscal year beginning after December 15, 2008.   As a result of adopting this statement, we have disclosed on the face of our financial statements the portion of equity and net income attributable to the noncontrolling interests in consolidated subsidiaries. Additionally, we reclassified $1.2 million of noncontrolling interests from Minority Interest to Equity on the December 31, 2008 condensed consolidated balance sheet. The amount of net income attributable to noncontrolling interests for the three months ended March 31, 2008 that was reclassed from Other Income and Expense to Net Loss Attributable to Noncontrolling Interest in Subsidiaries was not material. The adoption of this statement modified our financial statement presentation, but did not have an impact on our financial statement results.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (FAS 161), “Disclosures about Derivative Instruments and Hedging Activities - an amendment of SFAS No. 133”. This statement requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for fiscal years beginning after November 15, 2008. The adoption of this statement did not have a material effect on the Company’s condensed consolidated financial statements.  See disclosures in Note 1.

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

In December 2008, the Emerging Issue Task Force issued EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement”.  The Task Force reached a consensus that an issuer of a liability with a third-party credit enhancement that is inseparable from the liability must treat the liability and the credit enhancement as two units of accounting. Under the consensus, the fair value measurement of the liability does not include the effect of the third-party credit enhancement; therefore, changes in the issuer’s credit standing without the support of the credit enhancement affect the fair value measurement of the issuer’s liability. Entities will need to disclose the existence of any third-party credit enhancements related to their liabilities that are within the scope of this Issue (i.e., that are measured at fair value). The consensus is effective in the first reporting period beginning on or after December 15, 2008. The adoption of this consensus did not have a material effect on the Company’s condensed consolidated financial statements.

SJI - 11

In December 2008, the Emerging Issue Task Force issued EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations”. In this Issue, the Task Force considered the effects of the issuances of Statements 141(R) and 160 on an entity’s application of the equity method under Opinion 18. Statements 141(R) and 160, which are effective for fiscal years beginning on or after December 15, 2008, amend the accounting for consolidated subsidiaries. Questions have arisen regarding the application of equity method accounting guidance because of the significant changes to the guidance on business combinations and subsidiary equity transactions and the increased use of fair value measurements as a result of these Statements.The Task Force reached a consensus clarifying the application of equity method accounting. The consensus is effective for transactions occurring in fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of this consensus did not have a material effect on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1— “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. Management is currently evaluating the impact that the adoption of this FSP will have on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2— “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. Management is currently evaluating the impact that the adoption of this FSP will have on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4— “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Management is currently evaluating the impact that the adoption of this FSP will have on the Company’s condensed consolidated financial statements.

2.           STOCK-BASED COMPENSATION PLAN:

Under the Amended and Restated 1997 Stock-Based Compensation Plan, no more than 2,000,000 shares in the aggregate may be issued to SJI's officers (Officers), non-employee directors (Directors) and other key employees. The plan will terminate on January 26, 2015, unless terminated earlier by the Board of Directors. No options were granted or outstanding during the three months ended March 31, 2009 and 2008. No stock appreciation rights have been issued under the plan. During the three months ended March 31, 2009 and 2008, SJI granted 41,437 and 45,241 restricted shares to Officers and other key employees, respectively.   These restricted shares vest over a three-year period and are subject to SJI achieving certain market based performance targets as compared to a peer group average, which can cause the actual amount of shares that ultimately vest to range from between 0% to 150% of the original share units granted. During the three months ended March 31, 2009 and 2008, SJI granted 9,559 and 8,667 restricted shares to Directors, respectively.  Shares issued to Directors vest over a three-year service period but contain no performance conditions. As a result, 100% of the shares granted generally vest.

See Note 1 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2008 for the related accounting policy.

SJI - 12

The following table summarizes the nonvested restricted stock awards outstanding at March 31, 2009 and the assumptions used to estimate the fair value of the awards:

	Grant	Shares	Fair Value	Expected	Risk-Free
	Date	Outstanding	Per Share	Volatility	Interest Rate

Officers & Key Employees -	Jan. 2007	38,624	$29.210	18.5%	4.9%
	Jan. 2008	44,479	$34.030	21.7%	2.9%
	Jan. 2009	41,437	$39.350	28.6%	1.2%

Directors -	Dec. 2006	9,261	$34.020	-	-
	Jan. 2008	8,667	$36.355	-	-
	Jan. 2009	9,559	$40.265	-	-

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

 The following table summarizes the total compensation cost for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008

Officers & Key Employees	$335	$301
Directors	82	67
Total Cost	417	368

Capitalized	(43)	(37)
Net Expense	$374	$331

As of March 31, 2009, there was $3.1 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 2.2 years.

The following table summarizes information regarding restricted stock award activity during the three months ended March 31, 2009 excluding accrued dividend equivalents:

	Officers & Other Key Employees	Directors	Weighted Average Grant Date Fair Value

Nonvested Shares Outstanding, January 1, 2009	83,103	17,928	$32.386
Granted	41,437	9,559	39.522
Nonvested Shares Outstanding, March 31, 2009	124,540	27,487	$34.779

During the three months ended March 31, 2009 and 2008, SJI awarded 57,976 shares, which had vested at December 31, 2008, at a market value of $2.3 million, and 51,838 shares, which had vested at December 31, 2007, at a market value of $1.9 million, respectively. The Company has a policy of issuing new shares to satisfy its obligations under these plans; therefore, there are no cash payment requirements resulting from the normal operation of this plan. However, a change in control could result in such shares becoming nonforefeitable or immediately payable in cash.  At the discretion of the Officers, Directors and other key employees, the receipt of vested shares can be deferred until future periods.  These deferred shares are included in Treasury Stock on the condensed consolidated balance sheets.

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

SJI conducts tests annually to estimate the environmental remediation costs for these properties.

Summarized operating results of the discontinued operations for the three months ended March 31, were (in thousands, except per share amounts):

	Three Months Ended March 31,
	2009	2008
Loss before Income Taxes:
Sand Mining	$(27)	$(27)
Fuel Oil	(2)	(11)
Income Tax Benefits	10	14
Loss from Discontinued Operations — Net	$(19)	$(24)
Earnings Per Common Share from
Discontinued Operations — Net:
Basic	$(.001)	$(.001)
Diluted	$(.000)	$(.001)

 4.           COMMON STOCK:

The following shares were issued and outstanding at March 31:

2009
Beginning Balance, January 1	29,728,697
New Issues During Period:
Stock-Based Compensation Plan	67,535
Ending Balance, March 31	29,796,232

The par value ($1.25 per share) of stock issued was recorded in Common Stock and the net excess over par value of approximately $0.3 million, was recorded in Premium on Common Stock.

EARNINGS PER COMMON SHARE — Basic EPS is based on the weighted-average number of common shares outstanding. EPS is presented in accordance with FASB Statement No. 128, “Earnings Per Share,” which establishes standards for computing and presenting basic and diluted EPS.    The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 98,416 and 123,585 shares for the three months ended March 31, 2009 and 2008, respectively. These shares relate to SJI’s restricted stock as discussed in Note 2.

DIVIDEND REINVESTMENT PLAN (DRP) — Through April 2008, shares of common stock offered through the DRP were issued directly by SJI. Beginning in April 2008, shares of common stock offered by the DRP have been purchased in open market transactions.

5.            FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS - In accordance with the terms of the Marina and certain SJG loan agreements, unused proceeds are required to be escrowed pending approved construction expenditures. As of March 31, 2009 and December 31, 2008, the escrowed proceeds, including interest earned, totaled $1.4 million.

SJI - 14

SJRG maintains a margin account with a national investment firm to support its risk management activities. The balance required to be held in this margin account increases as the net value of the outstanding energy related financial contracts with this investment firm decreases.  As of March 31, 2009 and December 31, 2008, the balance in this account was $33.3 million and $29.7 million, respectively.

LONG-TERM RECEIVABLES — SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources.  The terms of these loans call for customers to make monthly payments over a period of up to five years with no interest.  The carrying amounts of such loans were $10.7 million and $10.1 million as of March 31, 2009 and December 31, 2008, respectively. The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Contract Receivables on the condensed consolidated balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amounts of $1.4 million and $1.2 million as of March 31, 2009 and December 31, 2008, respectively.  The annual amortization to interest is not material to the Company’s condensed consolidated financial statements.

CONCENTRATION OF CREDIT RISK - As of March 31, 2009, approximately 44.3% of the current and noncurrent Derivatives – Energy Related Assets or $35.8 million are with a single retail counterparty. This counterparty has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assigned to SJI in the event of a default by the counterparty.

6.	SEGMENTS OF BUSINESS:

SJI operates in several different reportable operating segments. Gas Utility Operations (SJG) consists primarily of natural gas distribution to residential, commercial and industrial customers. Wholesale Gas Operations include SJRG’s activities. SJE is involved in both retail gas and retail electric activities. Retail Gas and Other Operations include natural gas acquisition and transportation service business lines. Retail Electric Operations consist of electricity acquisition and transportation to commercial and industrial customers. On-Site Energy Production consists of Marina’s thermal energy facility and other energy-related projects. Appliance Service Operations includes SJESP’s servicing of appliances via the sale of appliance service programs as well as on a time and materials basis, and the installation of residential and small commercial HVAC systems.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  Intersegment sales and transfers are treated as if the sales or transfers were to third parties at current market prices.

Information about SJI's operations in different reportable operating segments is presented below (in thousands):

	Three Months Ended March 31,
	2009	2008
Operating Revenues:
Gas Utility Operations	$243,113	237,904
Wholesale Gas Operations	63,868	26,264
Retail Gas and Other Operations	38,040	57,377
Retail Electric Operations	8,268	16,259
On-Site Energy Production	10,013	10,763
Appliance Service Operations	5,003	4,970
Corporate & Services	4,900	4,468
Subtotal	373,205	358,005
Intersegment Sales	(11,029)	(9,958)
Total Operating Revenues	$362,176	348,047

Operating Income:
Gas Utility Operations	$46,367	47,348
Wholesale Gas Operations	10,400	(6,007)
Retail Gas and Other Operations	661	1,882
Retail Electric Operations	(1,620)	461
On-Site Energy Production	2,059	2,434
Appliance Service Operations	704	996
Corporate and Services	202	278
Total Operating Income	$58,773	47,392

SJI - 15

Depreciation and Amortization:
Gas Utility Operations	$8,453	7,717
Wholesale Gas Operations	(87)	16
Retail Gas and Other Operations	5	4
Appliance Services Operations	71	77
On-Site Energy Production	883	752
Corporate and Services	118	97
Total Depreciation and Amortization	$9,443	8,663
`
Interest Charges:
Gas Utility Operations	$4,097	4,975
Wholesale Gas Operations	200	144
Retail Gas and Other Operations	-	76
On-Site Energy Production	525	831
Corporate and Services	262	381
Subtotal	5,084	6,407
Intersegment Borrowings	(191)	(393)
Total Interest Charges	$4,893	6,014

Income Taxes:
Gas Utility Operations	$17,615	17,530
Wholesale Gas Operations	4,323	(2,430)
Retail Gas and Other Operations	278	759
Retail Electric Operations	(666)	181
On-Site Energy Production	(1,765)	568
Appliance Service Operations	296	430
Corporate and Services	137	126
Total Income Taxes	$20,218	17,164

Property Additions:
Gas Utility Operations	$14,822	11,135
Wholesale Gas Operations	3	3,338
Retail Gas and Other Operations	5	-
Appliance Service Operations	325	2
On-Site Energy Production	1,264	229
Corporate and Services	61	366
Total Property Additions	$16,480	15,070

	March 31, 2009	December 31, 2008

Identifiable Assets:
Gas Utility Operations	$1,337,172	$1,354,015
Wholesale Gas Operations	199,343	196,487
Retail Gas and Other Operations	46,663	42,939
Retail Electric Operations	4,038	5,594
On-Site Energy Production	123,293	123,913
Appliance Service Operations	16,761	17,704
Discontinued Operations	1,204	1,409
Corporate and Services	25,348	91,641
Subtotal	1,753,822	1,833,702
Intersegment Assets	(34,994)	(40,275)
Total Identifiable Assets	$1,718,828	$1,793,427

7.	RATES AND REGULATORY ACTIONS:

In January 2009 SJG filed a petition with the BPU for approval of an accelerated infrastructure investment program and an associated rate tracker, which would allow the Company to accelerate $103.0 million of capital spending into 2009 and 2010.  The petition requested the Company earn a return of, and return on, investment at the time the investment is made.  The petition was approved by the BPU in April 2009.  SJG also agreed to file a full base rate case with the NJBPU no later than April 2011 as part of the infrastructure program.  Also in January 2009, SJG filed a petition requesting approval of an energy efficiency program to invest $17.0 million over 2 years in energy efficiency programs for residential, commercial and industrial customers.

SJI - 16

There have been no other significant regulatory actions or changes to SJG’s rate structure since December 31, 2008. See Note 9 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2008.

8.           REGULATORY ASSETS & REGULATORY LIABILITIES:

There have been no significant changes to the nature of the Company’s regulatory assets and liabilities since December 31, 2008 which are described in Note 10 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2008.

Regulatory Assets consisted of the following items (in thousands):

	March 31, 2009	December 31, 2008
Environmental Remediation Costs:
Expended - Net	$47,756	$48,143
Liability for Future Expenditures	58,086	64,093
Income Taxes-Flowthrough Depreciation	2,485	2,729
Deferred Asset Retirement Obligation Costs	22,033	21,901
Deferred Gas Costs - Net	17,202	18,406
Deferred Pension and Other Postretirement Benefit Costs	80,067	80,162
Conservation Incentive Program Receivable	16,287	22,048
Societal Benefit Costs Receivable	622	1,753
Premium for Early Retirement of Debt	1,167	1,208
Other Regulatory Assets	8,385	9,991

Total Regulatory Assets	$254,090	$270,434

Regulatory Liabilities consisted of the following items (in thousands):

	March 31, 2009	December 31, 2008
Excess Plant Removal Costs	$48,854	$48,820
Other Regulatory Liabilities	3,627	1,627

Total Regulatory Liabilities	$52,481	$50,447

9.           PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three months ended March 31, 2009 and 2008, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008
Service Cost	$878	$838	$268	$265
Interest Cost	2,165	1,991	763	737
Expected Return on Plan Assets	(1,913)	(2,512)	(388)	(538)
Amortizations:
Prior Service Cost	70	72	(88)	(86)
Actuarial Loss	1,367	398	453	184
Net Periodic Benefit Cost	2,567	787	1,008	562
Capitalized Benefit Costs	(992)	(256)	(388)	(209)
Total Net Periodic Benefit Expense	$1,575	$531	$620	$353

Capitalized benefit costs reflected in the table above relate to SJG’s construction program.

SJI - 17

During the three months ended March 31, 2008 SJI contributed $5.9 million to its pension plans.  No contribution was made during the three months ended March 31, 2009.  However, SJI expects to make a contribution during the 2nd quarter in order to improve the funded status of the plans and partially offset the increase in expense in 2009 caused by the amortization of unprecedented losses realized on plan assets during 2008.

See Note 11 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2008, for additional information related to SJI’s pension and other postretirement benefits.

10.	RETAINED EARNINGS:

SJG is restricted as to the amount of cash dividends or other distributions that may be paid on its common stock by an order issued by the BPU in July 2004 that granted SJG an increase in base rates. Per the order, SJG is required to maintain total common equity of no less than $289.2 million. SJG’s total common equity balance was $424.1 million at March 31, 2009.

Various loan agreements also contain potential restrictions regarding the amount of cash dividends or other distributions that SJG may pay on its common stock. As of March 31, 2009, these loan restrictions did not affect the amount that may be distributed from either SJG’s or SJI’s retained earnings.

11.           UNUSED LINES OF CREDIT:

Credit facilities and available liquidity as of March 31, 2009 were as follows:

Company	Total Facility	Usage (A)	Available Liquidity	Expiration Date

SJG:

Revolving Credit Facility	$100,000	$50,000	$50,000	August 2011
Line of Credit	40,000	—	40,000	December 2009
Line of Credit	10,000	10,000	—	August 2009
Uncommitted Bank Lines	53,000	21,575	31,425	Various

Total SJG	203,000	81,575	121,425

SJI:

Revolving Credit Facility	$200,000	$102,575	$97,425	August 2011
Uncommitted Bank Lines	40,000	13,135	26,865	Various

Total SJI	240,000	115,710	124,290

Total	$443,000	$197,285	$245,715

(A)	Includes letters of credit in the amount of $82.6 million.

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary the SJI facilities can also be used to support SJG’s liquidity needs. All committed facilities contain one financial covenant regarding the ratio of total debt to total capitalization, measured on a quarterly basis. SJI and SJG were in compliance with this covenant as of March 31, 2009. Borrowings under these credit facilities are at market rates. The weighted average borrowing cost, which changes daily, was 1.09% and 3.30% at March 31, 2009 and 2008, respectively.

SJI - 18

12.	COMMITMENTS AND CONTINGENCIES:

GUARANTEES —   The Company has recorded a liability of $2.0 million in Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the condensed consolidated balance sheets as of March 31, 2009 for the fair value of the following guarantees:

•
In April 2007, SJI guaranteed certain obligations of LVE Energy Partners, LLC (LVE), an unconsolidated joint venture in which Marina has a 50% equity interest.  LVE entered into a 25-year contract with a resort developer to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada.  LVE began construction of the facility in 2007 and expected to provide full energy services in 2010 when the resort was originally scheduled to be completed. LVE suspended construction of the district energy system and central energy center in January 2009 after the resort developer’s August 2008 announcement that it was delaying the completion of construction of the resort due to the difficult environment in the capital markets and weak economic conditions.  The resort developer has indicated that they are considering different strategies to move the project forward, including opening the project in phases and obtaining a partner, but that it was unlikely construction would resume during 2009.

The district energy system and central energy center are being financed by LVE with debt that is non-recourse to SJI. LVE is currently in discussions with the banks that are financing the energy facilities to address defaults under the financing agreements. These LVE defaults have been caused by the resort developer’s construction delay and the termination of an energy services agreement by a hotel operator associated with the project. Those discussions include revising the timetable and funding schedule for the completion of construction of the energy facilities to reflect the suspension by the resort developer, and the potential contribution of additional equity. SJI, through its subsidiary Marina, is obligated to invest at least $30.4 million of equity during the construction period as discussed below and may contribute additional funds in the project to cover the incremental debt service and other related costs to be incurred during the suspension period resulting from the delay. However, we are unable to definitively quantify our incremental costs at this time, if any, as negotiations over the new terms are ongoing. LVE has proposed a new construction schedule in the form of a work around plan.  LVE and the resort developer will discuss the work around plan which must then be acted upon by an independent engineer.  The Energy Sales Agreement between LVE and the resort developer  includes a payment obligation by the resort developer of certain fixed payments to be made to LVE until the project begins commercial operations. A portion of this payment obligation is guaranteed by the parent of the resort developer.  As of March 31, 2009, the Company had a net liability of approximately $10.2 million included in Other Current and Noncurrent Liabilities on the consolidated balance sheets related to this project and unsecured Notes Receivable – Affiliate of approximately $3.5 million due from LVE. SJI's risk of loss is limited to its equity contribution, contribution obligations and the unsecured notes receivable totaling approximately $35.4 million. During the first quarter of 2009, SJI and the partner in this joint venture each provided support to LVE of approximately $1.6 million to cover project related costs. It is expected that the notes receivable will represent a portion of the total incremental contribution described previously.

SJI issued a performance guaranty for up to $180.0 million to the resort developer to ensure that certain construction milestones relating to the development of the thermal facility are met. As a result of achieving certain milestones, the guaranty has been reduced to $94.0 million as of March 31, 2009. Concurrently, SJI is the beneficiary of a surety bond purchased by the project’s general contractor that provides SJI with assurance that construction of the thermal facility will meet those same milestones. Those milestones are currently being revised due to delays announced by the resort developer. In addition, SJI has guaranteed the obligations of LVE under certain insurance policies during the construction period.  The maximum amount that SJI could be obligated for, in the event that LVE does not have sufficient resources to make deductible payments on future claims under these insurance policies, is approximately $6.0 million.  SJI has also guaranteed certain performance obligations of LVE under the operating agreements between LVE and the resort, up to $20.0 million each year for the term of the agreement, commencing with the first year of operations.  SJI and the partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees.

SJI - 19

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

CAPITAL CONTRIBUTION OBLIGATION - In December 2007, Marina and its joint venture partner agreed to each contribute approximately $30.4 million of equity to LVE as part of its construction period financing. The equity contribution is expected to be made in 2009, and is secured by an irrevocable letter of credit from a bank.

COLLECTIVE BARGAINING AGREEMENTS — Unionized personnel represent 56% of our workforce at March 31, 2009.   The Company has collective bargaining agreements with two unions that represent these employees: the International Brotherhood of Electrical Workers (“IBEW”) and the International Association of Machinists and Aerospace Workers (“IAM”).  SJG and SJESP employees represented by the IBEW operate under a new collective bargaining agreement that runs through February 2013.   The IAM is asserting that the labor agreement which the Company believes expired on January 14, 2009 is evergreen for one year from that expiration date.  The Company disagrees and has filed a charge with the National Labor Relations Board for a determination on the matter.

STANDBY LETTERS OF CREDIT — As of March 31, 2009, SJI provided $82.6 million of standby letters of credit through SJI’s revolving credit facility. Letters of credit in the amount of $62.3 million support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance Marina’s initial thermal plant project. The additional outstanding letters of credit total $20.3 million, and were posted to enable SJE to market retail electricity and for various construction activities. The Company also provided two additional letters of credit under separate facilities outside of the revolving credit facility. Those letters of credit consist of a $25.3 million letter of credit provided by SJG to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG’s natural gas distribution system; and a $30.7 million letter of credit provided by Marina to support a capital contribution obligation as discussed above. These letters of credit expire in August 2009 and November 2010, respectively.

ENVIRONMENTAL REMEDIATION COSTS — SJI incurred and recorded costs for environmental cleanup of 12 sites where SJG or its predecessors operated gas manufacturing plants. SJG stopped manufacturing gas in the 1950s. SJI and some of its nonutility subsidiaries also accrued costs for environmental cleanup of sites where SJF previously operated a fuel oil business and Morie maintained equipment, fueling stations and storage. There have been no changes to the status of the Company’s environmental remediation efforts since December 31, 2008 as described in Note 14 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2008.   However, the lower end of the range of expected remediation costs, which is recorded as a liability on the condensed consolidated balance sheets, has decreased $6.0 million since December 31, 2008.  This decrease is the result of expenditures of $3.3 million during 2009 and revised forecasts of expected remediation costs for all sites as additional information has become available.

13.            FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES:

 FAS 157 establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques.  The levels of the hierarchy are described below:
·	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.
·
Level 2:  Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

·	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy.

SJI - 20

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category as of March 31, 2009 is as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$4,533	$4,533	$-	$-
Derivatives – Energy Related Assets (B)	80,704	61,293	18,010	1,401
	$85,237	$65,826	$18,010	$1,401

Liabilities

Derivatives – Energy Related Liabilities (B)	$70,067	$65,657	$551	$3,859
Derivatives – Other (C)	11,651	-	11,651	-
	$81,718	$65,657	$12,202	$3,859

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

The changes in fair value measurements of Derivatives – Energy Related Assets and Liabilities at March 31, 2009 using significant unobservable inputs (Level 3) are as follows (in thousands):

Balance at January 1, 2009	$101
Total losses (realized/unrealized) included in earnings	(2,273)
Transfers in and/or out of Level 3, net	-
Purchases, sales, issuances and settlements, net	(286)
Balance at March 31, 2009	$(2,458)

 Total losses for 2009 included in earnings that are attributable to the change in unrealized losses relating to those assets and liabilities still held as of March 31, 2009, is $2.3 million.  These losses are included in Operating Revenues-Nonutility on the condensed consolidated statements of income.

SJI - 21

14.	AVAILABLE–FOR–SALE SECURITIES:

The Company's portfolio of investments consists of five highly diversified funds which are not used for working capital purposes. These funds are in an unrealized loss position as of March 31, 2009. Due to the nature of the underlying securities, these funds as a whole are susceptible to changes in the economy and have been adversely affected by the economic slowdown, particularly during the fourth quarter of 2008 when the Company's investments became impaired. The Company has evaluated the near-term prospects of the overall funds in relation to the severity and duration of the impairment. Based on that evaluation, the Company recorded an insignificant impairment loss during the fourth quarter of 2008. Due to the Company's ability and intent to hold the remaining funds for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these remaining investments to be other-than-temporarily impaired at March 31, 2009.

The following table shows the gross unrealized losses and fair value of the Company's Available-for-Sale Securities with unrealized losses that are not deemed to be other-than-temporarily impaired (in thousands), aggregated by length of time that the individual funds have been in a continuous unrealized loss position at March 31, 2009.

	Less than 12 Months		Greater Than 12 Months		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable Equity Securities	$2,054	$632	$1,284	$875	$3,338	$1,507

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

A discussion of these and other risks and uncertainties may be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and in other filings made by us with the Securities and Exchange Commission. These cautionary statements should not be construed by you to be exhaustive and they are made only as of the date of this Quarterly Report on Form 10-Q, or in any document incorporated by reference, at the date of such document. While SJI believes these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, SJI undertakes no obligation to update or revise any of its forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies — Estimates and Assumptions — Management must make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related disclosures. Actual results could differ from those estimates. Five types of transactions presented in our condensed consolidated financial statements require a significant amount of judgment and estimation. These relate to regulatory accounting, derivatives, environmental remediation costs, pension and other postretirement employee benefit costs, and revenue recognition. A discussion of these estimates and assumptions may be found in our Form 10-K for the year ended December 31, 2008.

New Accounting Pronouncements — See detailed discussions concerning New Accounting Pronouncements and their impact on SJI in Note 1 to the condensed consolidated financial statements.

SJI - 22

Regulatory Actions —Other than the changes discussed in Note 7 to the condensed consolidated financial statements, there have been no significant regulatory actions since December 31, 2008. See detailed discussion concerning Regulatory Actions in Note 9 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2008.

Environmental Remediation —Other than the changes discussed in Note 12 to the condensed consolidated financial statements, there have been no significant changes to the status of the Company’s environmental remediation efforts since December 31, 2008. See detailed discussion concerning Environmental Remediation in Note 14 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2008.

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

 Net Income attributable to SJI for the three months ended March 31, 2009 increased $6.9 million, or 28% to net income of $31.6 million compared to the three months ended March 31, 2008. This increase is primarily due to the change in unrealized losses on derivatives used by SJRG to mitigate commodity price risk, as discussed above.  These changes are also discussed in more detail below.

The following tables summarize the composition of selected SJG data for the three months ended  March 31 (in thousands, except for degree day data):

	Three Months Ended
	March 31,
	2009	2008
Utility Throughput – dth:
Firm Sales -
Residential	11,517	10,183
Commercial	2,877	2,584
Industrial	149	75
Cogeneration & Electric Generation	14	16
Firm Transportation -
Residential	1,007	952
Commercial	2,571	2,460
Industrial	3,052	3,280
Cogeneration & Electric Generation	433	352

Total Firm Throughput	21,620	19,902

Interruptible Sales	2	2
Interruptible Transportation	636	912
Off-System	2,694	4,239
Capacity Release	8,499	11,230

Total Throughput - Utility	33,451	36,292

SJI - 23

	Three Months Ended
	March 31,
	2009	2008
Utility Operating Revenues:
Firm Sales -
Residential	$168,638	$143,468
Commercial	36,526	31,186
Industrial	1,811	3,555
Cogeneration & Electric Generation	273	327
Firm Transportation -
Residential	4,695	4,469
Commercial	7,914	7,653
Industrial	3,587	3,192
Cogeneration & Electric Generation	459	322

Total Firm Revenues	223,903	194,172

Interruptible Sales	40	125
Interruptible Transportation	557	596
Off-System	16,902	39,990
Capacity Release	1,440	2,800
Other	271	221
	243,113	237,904
Less: Intercompany Sales	3,004	1,492
Total Utility Operating Revenues	240,109	236,412

Less:
Cost of Sales	$162,973	$161,425
Conservation Recoveries*	3,265	3,065
RAC Recoveries*	1,209	695
Revenue Taxes	4,071	3,790
Utility Margin	$68,591	$67,437

Margin:
Residential	$45,590	$40,982
Commercial and Industrial	15,429	14,318
Cogeneration and Electric Generation	340	289
Interruptible	46	65
Off-system & Capacity Release	702	1,081
Other Revenues	270	220
Margin Before Weather Normalization & Decoupling	62,377	56,955
CIP Mechanism	6,214	10,482
Utility Margin	$68,591	$67,437

Degree Days:	2,518	2,264

*Represents revenues for which there is a corresponding charge in operating expenses.  Therefore, such recoveries have no impact on our financial results.

Throughput - Total gas throughput decreased 2.8 MMdts, or 7.8%, for the three months ended March 31, 2009, compared with the same period in 2008. Off-System sales (OSS) and capacity release volume decreased substantially as SJG’s portfolio of assets available for such activities has been reduced under the Conservation Incentive Program, as discussed under “Rates and Regulation” in Item 7 of SJI’s Annual Report on Form 10-K as of December 31, 2008.  First quarter firm throughput increased in both the residential and commercial markets as a result of 11.2% colder weather, as reflected by the degree day data in the table above, and the addition of 4,441 customers during the 12-month period ended March 31, 2009.

SJI - 24

Conservation Incentive Program (CIP) - The effects of the CIP on SJG’s net income for the three months ended March 31, 2009 and 2008 and the associated weather comparisons were as follows ($’s in millions):

	Three Months Ended March 31,
	2009	2008
Net Income Benefit:
CIP – Weather Related	$(0.6)	$1.6
CIP – Usage Related	4.3	4.6
Total Net Income Benefit	$3.7	$6.2

Weather Compared to 20-Year Average	3.7% colder	6.8% warmer
Weather Compared to Prior Year	11.2% colder	6.4% warmer

Operating Revenues – Utility - Revenues increased $3.7 million, or 1.6%, during the three months ended March 31, 2009 compared to the same period in the prior year.  Firm sales revenue increased $29.7 million, or 15.3%.  This increase was driven by several factors including 11.2% colder weather, the addition of 4,441 customers over the last twelve months, and a higher Basic Gas Supply Service (BGSS) rate.  During the first quarter of 2009, the BGSS rate was 11.1% higher than the rate in effect during the same time last year.  This increase was necessary to fully recover higher gas costs incurred through most of 2008.  However, as the Company does not profit from the sale of the commodity, the BGSS rate increase did not have an impact on Company profitability.  Partially offsetting the increase in firm sales was a substantial decrease in off-system sales (OSS) and capacity release revenue, which decreased by $23.1 million and $1.4 million, respectively, before eliminating intercompany transactions.  These decreases were primarily related to a reduction of SJG’s portfolio of assets available for such activities under the provisions of the CIP, as noted above under “Throughput.”  Further, for those OSS transacted during the first quarter of 2009, the average cost per unit sold had dropped considerably, thus resulting in an additional decline in revenues during the period.

Operating Revenues — Nonutility — Combined revenues for SJI’s nonutility businesses, net of intercompany transactions, increased by $10.4 million, or 9.3% in the three months ended March 31, 2009 compared with the same period in 2008.

SJE’s revenues from retail gas, net of intercompany transactions, decreased by $18.6 million or 33.3% in the three months ended March 31, 2009 compared with the same period in 2008 due mainly to a 39.1% decrease in the average monthly NYMEX settle price during the quarter ended March 31, 2009 compared with the same period in 2008. The majority of SJE’s natural gas customer contracts are market-priced. In addition, as of March 31, 2009, SJE was serving 9,891 residential customers compared with 12,754 as of March 31, 2008. Market conditions continue to make it difficult to be competitive in this market. SJE’s commercial customer count also declined from 1,361 as of March 31, 2008 to 1,039 as of March 31, 2009, driven mainly by the expiration of a large municipal bid early in the fourth quarter of 2008. We continue to focus our marketing efforts on the pursuit of non-heat-sensitive commercial customers in an effort to mitigate price volatility and weather risk.

SJE’s revenues from retail electricity, net of intercompany transactions, decreased $7.7 million in the three months ended March 31, 2009, compared with the same period in 2008. Excluding the impact of the net change in unrealized losses recorded on forward financial contracts of $2.0 million due to price volatility, SJE’s revenues from retail electricity decreased $5.7 million or 41.4% due mainly to a 67% decrease in the average monthly Locational Marginal Price (LMP) per megawatt hour in the quarter ended March 31, 2009 compared with the same period in 2008. Essentially all of SJE’s retail electric customer contracts are market-priced.

SJI - 25

SJRG’s revenues, net of intercompany transactions, increased $37.5 million in the three months ended March 31, 2009 compared with the same period in 2008. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts of $(12.2) million due to price volatility, SJRG’s revenues increased $25.3 million. A summary of SJRG’s revenue for the three months ended March 31 is as follows (in millions):

	2009	2008	Change

SJRG Revenue	$63.6	$26.1	$37.5

Add: Unrealized losses	14.2	26.4	(12.2)

SJRG Revenue, Excluding unrealized losses	$77.8	$52.5	$25.3

This increase in revenues is mainly attributable to a 32.8% increase in sales of storage volumes in the first three months of 2009 compared with the same period in 2008. As discussed in Note 1 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2008, revenues and expenses related to the energy trading activities of SJRG are presented on a net basis in Operating Revenues – Nonutility.

Revenues for Marina decreased $0.8 million or 7.0% in the three months ended March 31, 2009 compared with the same period in 2008 due mainly to lower rates on chilled and hot water. Lower rates were driven by lower underlying commodity prices. Volumetric hot water production increased 13.2% and chilled water production decreased 5.3% in the quarter ended March 31, 2009 compared with the same period in 2008, respectively. Additional production was mainly attributable to the opening of Borgata’s new Water Club tower in June 2008 and offset by lower demand at Borgata’s other facilities mainly driven by the impact of current economic conditions on resort occupancy.

Revenues for SJESP remained relatively unchanged in the three months ended March 31, 2009 compared with the same period in 2008. However, SJESP did recognize revenues from a large commercial HVAC job that for the most part offset a decline in revenues from time and materials (T&M) and installation jobs. T&M and installation revenues were negatively impacted by current depressed economic conditions.

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

Total margin increased $1.2 million, or 1.7%, for the three months ended March 31, 2009 compared with the same period in 2008 due to customer additions as noted above.   Partially offsetting these increases were lower margins from OSS and capacity release resulting from decreased volumes as discussed above under “Throughput” and “Operating Revenues - Utility”.  The CIP protected $6.2 million of pre-tax margin in the first three months of 2009 that would have been lost due to lower customer usage, compared to $10.5 million in the same period last year.  Of these amounts, $(1.1) million and $2.7 million were related to weather variations and $7.3 million and $7.8 million were related to other customer usage variations in 2009 and 2008, respectively.

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

As discussed in Note 1 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2008, revenues and expenses related to the energy trading activities of SJRG are presented on a net basis in Operating Revenues – Nonutility.

SJI - 26

For the three months ended March 31, 2009 combined gross margins for the nonutility businesses, net of intercompany transactions, increased $13.2 million to $19.5 million compared with the same period in 2008. This increase is primarily due to the following:

•
Gross margin for SJRG increased $16.4 million in the three months ended March 31, 2009 compared with the same period in 2008. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts as discussed above, gross margin for SJRG increased $4.2 million in the three months ended March 31, 2009 compared with the same period in 2008. Operationally, margins increased significantly in 2009 due primarily to favorable seasonal time spreads on storage and transportation asset positions that were locked in and/or improved upon. Storage assets allow SJRG to lock in the differential between purchasing natural gas at low current prices and selling equivalent quantities at higher future prices. Gross margin is generated via seasonal pricing differentials. Similar to storage, transportation assets allow us to lock in the differential of transporting natural gas from one delivery point to another. Future margins could fluctuate significantly due to the volatile nature of wholesale gas prices.

•
Gross margin for Marina decreased $0.1 million in the three months ended March 31, 2009 compared with the same period in 2008. Gross margin as a percentage of Operating Revenues increased 3.0 percentage points in the quarter ended March 31, 2009 compared with the same period in 2008 due mainly to the lower rates on low-margin electric sales to Borgata.

•
Gross margin from SJE’s retail gas sales decreased $1.0 million in the three months ended March 31, 2009 compared with the same period in 2008. Gross margin as a percentage of Operating Revenues did not change significantly for the quarter ended March 31, 2009 compared with the same period in 2008. However, two main factors essentially offset each other. First, during the first quarter of 2008, SJE partially recovered losses from a full requirements customer in the commercial market that were recognized in 2006. Second, the 2009 margin reflects the impact of our efforts to reduce our exposure to changes in customer usage patterns.

•
Gross margin from SJE’s retail electricity sales decreased $2.1 million in the three months ended March 31, 2009 compared with the same period in 2008. Excluding the impact of a $2.0 million increase in unrealized losses recorded on forward financial contracts, gross margin decreased $0.1 million in the three months ended March 31, 2009 compared with the same period in 2008. Gross margin as a percentage of Operating Revenues increased 2.5 percentage points in the quarter ended March 31, 2009 compared with the same period in 2008 as the LMP rate is a pass through to our customers while our margin is based on volumetric and transmission components of the customer contracts.

•
Gross margin for SJESP did not change significantly in the three months ended March 31, 2009 compared with the same period in 2008.  Gross margin as a percentage of Operating Revenues also did not change significantly for the quarter ended March 31, 2009 compared with the same period in 2008. Commercial margins essentially offset T&M and installation margins as discussed in Operating Revenues – Nonutility.

Operations Expense — A summary of net changes in operations expense, for the three months ended March 31, follows (in thousands):

Three Months Ended
March 31,
2009 vs. 2008

Utility	$2,235
Nonutility:
Wholesale Gas	45
Retail Gas and Other	149
Retail Electricity	11
On-Site Energy Production	155
Appliance Service	281
Total Nonutility	641
Intercompany Eliminations and Other	43
Total Operations	$2,919

SJI - 27

Utility operations expense increased $2.2 million for the three months ended March 31, 2009, as compared with the same period in 2008.  The increase is primarily due to the cost of providing pension and other postretirement benefit plans which increased by $1.0 million as a result of significant losses in the assets of those plans during 2008. The company also experienced moderate increases in governance, compliance, employee compensation costs and expenses associated with uncollectible customer accounts as a result of normal fluctuations in customer account receivable balances due to colder weather in 2009.

Nonutility operations expense increased $0.6 million in the three months ended March 31, 2009 compared with the same period in 2008 due mainly to increases in governance, compliance and employee compensation costs.

Other changes in operations expense during 2009 were not significant.

Other Operating Expenses —Changes in other consolidated operating expenses which consist of Maintenance, Depreciation, and Energy and Other Taxes for the three months ended March 31, 2009 compared with the same period in 2008, were not significant.

Equity in Earnings of Affiliated Companies  - Pre-tax earnings from subsidiaries accounted for under the equity method has decreased by approximately $2.7 million for the three months ended March 31, 2009 compared with the same period in 2008. This decrease is primarily attributable to debt service costs incurred by LVE Energy Partners, LLC. A significant portion of these costs were previously being capitalized to the cost of the project during the construction period. As discussed further under “Commitments and Contingencies”, LVE has suspended its construction activities and as a result, all current period debt service costs have been recognized in earnings.

Interest Charges – Interest charges decreased by $1.1 million for the three-month period ended March 31, 2009 compared with the same period in 2008, due primarily to significantly lower interest rates on short-term debt during 2009.

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

Cash Flows from Operating Activities —  Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $119.8 million and $102.1 million in the first quarters of 2009 and 2008, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries. Net cash provided by operating activities in the first quarter of 2009 compared favorably to the same period in 2008 as the price of natural gas in storage at the end of 2008 was much higher than at the prior year end. Those higher prices were reflected in prices charged to customers. The withdrawal of that gas from inventory, coupled with higher weather related customer demand, significantly increased cash inflows in the 2009 quarter. The higher weather related demand also increased collections from customers under regulatory clauses. The first quarter of 2008 was also impacted by a $5.9 million pension contribution that was not duplicated in the first quarter of 2009. The company also incurred lower environmental remediation costs in 2009 compared to 2008. SJI also ends each calendar year in a prepaid tax position due to mandatory prepayment requirements on all state taxes. Such prepayments are credited against amounts otherwise due during the first quarter of the subsequent year; improving first quarter liquidity.

Cash Flows from Investing Activities —   SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. Net cash outflows for capital expenditures, which are primarily construction projects, for the first quarter of 2009 and 2008 amounted to $17.1 million and $15.4 million, respectively. We estimate the net cash outflows for construction projects for fiscal years 2009, 2010 and 2011 to be approximately $140.3 million, $95.4 million and $58.5 million, respectively.

SJI - 28

In support of its risk management activities, SJRG is required to maintain a margin account with a national investment firm as collateral for its forward contracts, swap agreements, options contracts and futures contracts. This margin account is included in Restricted Investments or Margin Account Liability, depending upon the value of the related financial contracts, (the change in the Margin Account Liability is reflected in cash flows from Operating Activities) on the condensed consolidated balance sheets. The required amount of restricted investments changes on a daily basis due to fluctuations in the market value of the related outstanding contracts and are difficult to predict. Margin posted by SJRG increased by $3.6 million in the first quarter of 2009, compared with the first quarter of 2008 when the Margin Account Liability was reduced by $1.2 million.

Cash Flows from Financing Activities —   Short-term borrowings under lines of credit from commercial banks are used to supplement cash flows from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, short-term debt incurred to finance capital expenditures is refinanced with long-term debt.  In June 2008, SJG repurchased $25.0 million of its auction-rate securities at par by drawing under its lines of credit.  That action resulted in a $25.0 million reduction in long-term debt on SJG’s balance sheet.  SJG converted these auction-rate securities to variable rate demand bonds and remarketed them to the public during the third quarter of 2008. No other long-term debt was issued during 2008.

Credit facilities and available liquidity as of March 31, 2009 were as follows:

Company	Total Facility	Usage (A)	Available Liquidity	Expiration Date

SJG:

Revolving Credit Facility	$100,000	$50,000	$50,000	August 2011
Line of Credit	40,000	—	40,000	December 2009
Line of Credit	10,000	10,000	—	August 2009
Uncommitted Bank Lines	53,000	21,575	31,425	Various

Total SJG	203,000	81,575	121,425

SJI:

Revolving Credit Facility	$200,000	$102,575	$97,425	August 2011
Uncommitted Bank Lines	40,000	13,135	26,865	Various

Total SJI	240,000	115,710	124,290

Total	$443,000	$197,285	$245,715

(A) Includes letters of credit in the amount of $82.6 million.

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary the SJI facilities can also be used to support SJG’s liquidity needs. All committed facilities contain one financial covenant regarding the ratio of total debt to total capitalization, measured on a quarterly basis. SJI and SJG were in compliance with this covenant as of March 31, 2009. Borrowings under these credit facilities are at market rates. The weighted average borrowing cost, which changes daily, was 1.09% and 3.30% at March 31, 2009 and 2008, respectively.

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

SJI - 29

SJI raised equity capital in the past three years through its Dividend Reinvestment Plan (DRP). Historically, participants in SJI's DRP received newly issued shares. Through the end of March 2008, we offered a 2% discount on DRP investments as it was the most cost-effective way to raise equity capital in the quantities we were seeking. Due to our continued strong equity position, beginning in April 2008,  DRP participants began receiving shares purchased in the open market.  In such open market purchases, the 2% discount is not available to participants.  SJI raised $0.6 million of equity capital through the DRP in the first quarter of 2008. No equity capital was raised through the DRP in the first quarter of 2009. In September 2008, we announced our intent to establish a stock repurchase program for SJI that could result in the repurchase of up to 1.5 million shares of SJI common stock at any time prior to October 2012.  No purchases have been made to date.

SJI’s capital structure was as follows:

	As of March 31, 2009	As of December 31, 2008

Common Equity	53.4%	47.4%
Long-Term Debt	35.3	33.0
Short-Term Debt	11.3	19.6
Total	100.0%	100.0%

SJG’s long-term, senior secured debt is rated “A” and “A3” by Standard & Poor’s and Moody’s Investor Services, respectively. These ratings had not changed in at least the past five years until Moody’s Investor Services raised SJG’s senior secured debt rating to “A3” from “Baal” in February of 2009.

In the first quarters of 2009 and 2008, SJI declared quarterly dividends to its common shareholders. SJI has paid dividends on its common stock for 57 consecutive years and has increased that dividend each year for the last ten years. The Company currently looks to grow that dividend by at least 6% to 7% per year and has a targeted payout ratio of between 50% and 60%. In setting the dividend rate, the Board of Directors of SJI considers future earnings expectations, payout ratio, and dividend yield relative to those at peer companies as well as returns available on other income-oriented investments.

COMMITMENTS AND CONTINGENCIES:

SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, working capital, and for environmental remediation costs. Net cash outflows for capital expenditures and remediation projects for the first three months of 2009 amounted to $17.1 and $1.0 million, respectively. Management estimates net cash outflows for construction projects for 2009, 2010 and 2011, to be approximately $140.3 million, $95.4 million and $58.5 million, respectively. Total cash outflows for remediation projects are expected to be $7.0 million, $18.5 million and $11.4 million for 2009, 2010 and 2011, respectively.  As discussed in Notes 9 and 14 to the Financial Statements in Item 8 of SJI’s 10-K as of December 31, 2008, certain environmental costs are subject to recovery from insurance carriers and ratepayers.

As of March 31, 2009, SJI provided $82.6 million of standby letters of credit through SJI’s revolving credit facility. Letters of credit in the amount of $62.3 million support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance Marina’s initial thermal plant project. The additional outstanding letters of credit total $20.3 million, and were posted to enable SJE to market retail electricity and for various construction activities. The Company also provided two additional letters of credit under separate facilities outside of the revolving credit facility. Those letters of credit consist of a $25.3 million letter of credit provided by SJG to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG’s natural gas distribution system; and a $30.7 million letter of credit provided by Marina to support a capital contribution obligation as discussed below. These letters of credit expire in August 2009 and November 2010, respectively.

There were no significant changes to the Company’s contractual obligations described in Note 14 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2008, except for commodity supply purchase obligations which increased by approximately $90.7 million in total since December 31, 2008, due to the origination of new contracts during the first quarter.

Off-Balance Sheet Arrangements– An off-balance sheet arrangement is any contractual arrangement involving an unconsolidated entity under which the company has either made guarantees, or has certain other interests or obligations.

SJI - 30

The Company has recorded a liability of $2.0 million in Other Noncurrent Liabilities on the condensed consolidated balance sheets as of March 31, 2009 for the fair value of the following guarantees:

•
In April 2007, SJI guaranteed certain obligations of LVE Energy Partners, LLC (LVE), an unconsolidated joint venture in which Marina has a 50% equity interest.  LVE entered into a 25-year contract with a resort developer to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada.  LVE began construction of the facility in 2007 and expected to provide full energy services in 2010 when the resort was originally scheduled to be completed. LVE suspended construction of the district energy system and central energy center in January 2009 after the resort developer’s August 2008 announcement that it was delaying the completion of construction of the resort due to the difficult environment in the capital markets and weak economic conditions.  The resort developer has indicated that they are considering different strategies to move the project forward, including opening the project in phases and obtaining a partner, but that it was unlikely construction would resume during 2009.

The district energy system and central energy center are being financed by LVE with debt that is non-recourse to SJI. LVE is currently in discussions with the banks that are financing the energy facilities to address defaults under the financing agreements. These LVE defaults have been caused by the resort developer’s construction delay and the termination of an energy services agreement by a hotel operator associated with the project. Those discussions include revising the timetable and funding schedule for the completion of construction of the energy facilities to reflect the suspension by the resort developer, and the potential contribution of additional equity. SJI, through its subsidiary Marina, is obligated to invest at least $30.4 million of equity during the construction period as discussed below and may contribute additional funds in the project to cover the incremental debt service and other related costs to be incurred during the suspension period resulting from the delay. However, we are unable to definitively quantify our incremental costs at this time, if any, as negotiations over the new terms are ongoing. LVE has proposed a new construction schedule in the form of a work around plan.  LVE and the resort developer will discuss the work around plan which must then be acted upon by an independent engineer.  The Energy Sales Agreement between LVE and the resort developer  includes a payment obligation by the resort developer of certain fixed payments to be made to LVE until the project begins commercial operations. A portion of this payment obligation is guaranteed by the parent of the resort developer.  As of March 31, 2009, the Company had a net liability of approximately $10.2 million included in Other Current and Noncurrent Liabilities on the consolidated balance sheets related to this project and unsecured Notes Receivable – Affiliate of approximately $3.5 million due from LVE. SJI's risk of loss is limited to its equity contribution, contribution obligations and the unsecured notes receivable totaling approximately $35.4 million. During the first quarter of 2009, SJI and the partner in this joint venture each provided support to LVE of approximately $1.6 million to cover project related costs. It is expected that the notes receivable will represent a portion of the total incremental contribution described previously.

SJI issued a performance guaranty for up to $180.0 million to the resort developer to ensure that certain construction milestones relating to the development of the thermal facility are met. As a result of achieving certain milestones, the guaranty has been reduced to $94.0 million as of March 31, 2009. Concurrently, SJI is the beneficiary of a surety bond purchased by the project’s general contractor that provides SJI with assurance that construction of the thermal facility will meet those same milestones. Those milestones are currently being revised due to delays announced by the resort developer. In addition, SJI has guaranteed the obligations of LVE under certain insurance policies during the construction period.  The maximum amount that SJI could be obligated for, in the event that LVE does not have sufficient resources to make deductible payments on future claims under these insurance policies, is approximately $6.0 million.  SJI has also guaranteed certain performance obligations of LVE under the operating agreements between LVE and the resort, up to $20.0 million each year for the term of the agreement, commencing with the first year of operations.  SJI and the partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees.

SJI - 31

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

Capital Contribution Obligation -.  In December 2007, Marina and its joint venture partner agreed to each contribute approximately $30.4 million of equity to LVE as part of its construction period financing.  Marina’s obligation is secured by an irrevocable letter of credit from a bank.  The equity contribution is expected to be made in 2009.

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

SJG and SJE transact commodities on a physical basis and typically do not enter into financial derivative positions directly. SJRG manages risk in the natural gas markets for these entities as well as for its own portfolio by entering into the types of transactions noted above. As part of its gas purchasing strategy, SJG uses financial contracts through SJRG to hedge against forward price risk. These contracts are recoverable through SJG’s BGSS, subject to BPU approval. It is management's policy, to the extent practical, within predetermined risk management policy guidelines, to have limited unmatched positions on a deal or portfolio basis while conducting these activities. As a result of holding open positions to a minimal level, the economic impact of changes in value of a particular transaction is substantially offset by an opposite change in the related hedge transaction.

SJI has entered into certain contracts to buy, sell, and transport natural gas and to buy and sell retail electricity.  For those derivatives not designated as hedges, we recorded the net unrealized pre-tax loss of $16.3 million and $26.4 million in earnings during the three months ended March 31, 2009 and 2008, respectively,  which are included with realized gains and losses in Operating Revenues — Nonutility.  The fair value and maturity of these energy-trading contracts determined under the mark-to-market method as of March 31, 2009 is as follows (in thousands):

Assets			Maturity
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Beyond 3 Years	Total

Prices actively quoted	$47,471	$13,581	$241	$61,293

Prices provided by other external sources	13,478	4,532	-	18,010

Prices based on internal models or other valuation methods	988	413	-	1,401

Total	$61,937	$18,526	$241	$80,704

SJI - 32

Liabilities			Maturity
Source of	Maturity	Maturity	Beyond
Fair Value	< 1 Year	1 - 3 Years	3 Years	Total

Prices actively quoted	$52,088	$13,493	$76	$65,657

Prices provided by other external sources	988	(550)	113	551

Prices based on internal models or other valuation methods	2,186	1,302	371	3,859

Total	$55,262	$14,245	$560	$70,067

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Contracted volumes of our NYMEX contracts are 7.8 million decatherms (dts) with a weighted-average settlement price of $6.98 per dt.  Contracted volumes of our basis contracts are 20.1 million dts with a weighted average settlement price of $0.56 per dt.  Contracted volumes of electric are 2.7 million mwh with a weighted average settlement price of $66 per mwh.

A reconciliation of SJI's estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Assets, January 1, 2009	$16,289
Contracts Settled During Three Months Ended March 31, 2009, Net	(23,450)
Other Changes in Fair Value from Continuing and New Contracts, Net	17,798

Net Derivatives — Energy Related Assets March 31, 2009	$10,637

Interest Rate Risk — Our exposure to interest-rate risk relates primarily to short-term, variable-rate borrowings. Short-term, variable-rate debt outstanding at March 31, 2009 was $114.7 million and averaged $176.5 million during the first three months of 2009. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $1.0 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2008 - 397 b.p. decrease; 2007 – 45 b.p. decrease; 2006 — 67 b.p. increase; 2005 — 194 b.p. increase; and 2004 — 115 b.p. decrease.  For March 2009, our average interest rate on variable-rate debt was 1.10%.

We issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of March 31, 2009, the interest costs on all but $7.1 million of our long-term debt was either at a fixed-rate or hedged via an interest rate derivative. Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates. However, due to market conditions during 2008, the demand for auction-rate securities was disrupted resulting in increased interest rate volatility for tax-exempt auction-rate debt.   As a result, the $25.0 million of tax-exempt auction-rate debt issued by the Company (and repurchased in June 2008) was exposed to changes in interest rates that were not completely mitigated by the related interest rate derivatives. The auction rate debt was converted to another form of variable rate debt and resold in the public market in August 2008. In addition, during the fourth quarter of 2008 and the first quarter of 2009, as a result of unusual market conditions, the interest rate derivatives on Marina’s variable rate demand bonds were not completely effective in mitigating the risks resulting from changes in interest rates. Consequently, the Company incurred approximately $0.2 million of additional interest income and $2.2 million of additional interest expense related to the ineffective portion of these interest rate derivatives during the first quarter of 2009 and the fourth quarter of 2008, respectively.  All of these interest rate derivatives remain in place and are expected to substantially offset future changes in interest rates on the respective securities.

SJI - 33

As of March 31, 2009, SJI’s active interest rate swaps were as follows:

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

Concentration of Credit Risk - As of March 31, 2009, approximately 44.3% of the current and noncurrent Derivatives – Energy Related Assets or $35.8 million are with a single retail counterparty. This counterparty has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assignable to SJI in the event of a default by the counterparty.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company are effective.

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company's internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item is incorporated by reference to Part I, Item 2, Pending Litigation, beginning on page 32.

Item 1A. Risk Factors

There have been no material changes to our risk factors from those disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

SJI - 34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information about purchases by SJI of its own common stock during the three months ended March 31, 2009:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs[2]
January 2009	4,062	$37.87	-	-
February 2009	3,219	$36.44	-	-
March 2009	-	-	-	-
Total	7,281		-	-

1The total number of shares purchased and the average price paid per share represent shares purchased in open market transactions under the South Jersey Industries Dividend Reinvestment Plan (the “DRP”) by the administrator of the DRP.

                    2On September 22, 2008, SJI publicly announced a share repurchase program under which the Company can purchase up to 5% of its currently outstanding common stock over the next four years.  As of March 31, 2009, no shares have been purchased under this program.

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

SOUTH JERSEY INDUSTRIES, INC.

(Registrant)

Dated: May 11, 2009	By: /s/ Edward J. Graham
Edward J. Graham
Chairman, President & Chief Executive Officer

Dated: May 11, 2009	By: /s/ David A. Kindlick
David A. Kindlick
Vice President & Chief Financial Officer

SJI - 36