Form 10-Q
period 2009-06-30
SOUTH JERSEY INDUSTRIES INC
filed 2009-08-07
CIK 91928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
 Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
 Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer	☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 3, 2009, there were 29,796,232 shares of the registrant’s common stock outstanding.

SJI-1

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements - See Pages 3 through 34

SJI-2

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Three Months Ended
	June 30,
	2009	2008

Operating Revenues:
Utility	$64,455	$93,163
Nonutility	70,028	42,677

Total Operating Revenues	134,483	135,840

Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	29,526	59,855
- Nonutility	61,106	63,875
Operations	22,077	18,888
Maintenance	1,706	1,635
Depreciation	7,629	7,238
Energy and Other Taxes	1,667	2,116

Total Operating Expenses	123,711	153,607

Operating Income (Loss)	10,772	(17,767)

Other Income and Expense	(117)	353

Interest Charges	(4,112)	(5,487)

Income (Loss) Before Income Taxes	6,543	(22,901)

Income Taxes	(3,056)	9,286

Equity in Earnings of Affiliated Companies	1,502	229

Income (Loss) from Continuing Operations	4,989	(13,386)

Loss from Discontinued Operations - (Net of tax benefit)	(23)	(1)

Net Income (Loss)	4,966	(13,387)

Less: Net Loss Attributable to Noncontrolling Interest in Subsidiaries	42	105

Net Income (Loss) - Attributable to South Jersey Industries, Inc.	$5,008	$(13,282)

Amounts Attributable to South Jersey Industries, Inc. Shareholders
Income (Loss) from Continuing Operations	$5,031	$(13,281)
Loss from Discontinued Operations - (Net of tax benefit)	(23)	(1)

Net Income (Loss)	$5,008	$(13,282)

Basic Earnings Per Common Share Attributable to South Jersey Industries, Inc. Shareholders:
Continuing Operations	$0.169	$(0.447)
Discontinued Operations	(0.001)	(0.000)

Basic Earnings Per Common Share	$0.168	$(0.447)

Average Shares of Common Stock Outstanding - Basic	29,796	29,728

Diluted Earnings Per Common Share Attributable to South Jersey Industries, Inc. Shareholders:
Continuing Operations	$0.168	$(0.447)
Discontinued Operations	(0.001)	(0.000)

Diluted Earnings Per Common Share	$0.167	$(0.447)

Average Shares of Common Stock Outstanding - Diluted	29,902	29,728

Dividends Declared per Common Share	$0.298	$0.270

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SJI-3

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Six Months Ended
	June 30,
	2009	2008

Operating Revenues:
Utility	$304,564	$329,575
Nonutility	192,095	154,312

Total Operating Revenues	496,659	483,887

Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	192,499	221,280
- Nonutility	163,641	169,206
Operations	44,990	38,882
Maintenance	3,861	3,487
Depreciation	15,289	14,425
Energy and Other Taxes	6,834	6,982

Total Operating Expenses	427,114	454,262

Operating Income	69,545	29,625

Other Income and Expense	344	633

Interest Charges	(9,005)	(11,501)

Income Before Income Taxes	60,884	18,757

Income Taxes	(23,274)	(7,878)

Equity in Earnings of Affiliated Companies	(933)	446

Income from Continuing Operations	36,677	11,325

Loss from Discontinued Operations - (Net of tax benefit)	(42)	(25)

Net Income	36,635	11,300

Less: Net (Income) Loss Attributable to Noncontrolling Interest in Subsidiaries	(24)	106

Net Income - Attributable to South Jersey Industries, Inc.	$36,611	$11,406

Amounts Attributable to South Jersey Industries, Inc. Shareholders
Income from Continuing Operations	$36,653	$11,431
Loss from Discontinued Operations - (Net of tax benefit)	(42)	(25)

Net Income	$36,611	$11,406

Basic Earnings Per Common Share Attributable to South Jersey Industries, Inc. Shareholders:
Continuing Operations	$1.231	$0.385
Discontinued Operations	(0.001)	(0.001)

Basic Earnings Per Common Share	$1.230	$0.384

Average Shares of Common Stock Outstanding - Basic	29,774	29,684

Diluted Earnings Per Common Share Attributable to South Jersey Industries, Inc. Shareholders:
Continuing Operations	$1.227	$0.383
Discontinued Operations	(0.002)	(0.000)

Diluted Earnings Per Common Share	$1.225	$0.383

Average Shares of Common Stock Outstanding - Diluted	29,876	29,809

Dividends Declared per Common Share	$0.595	$0.540

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SJI-4

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	June 30,
	2009	2008

Net Income (Loss)	$4,966	$(13,387)

Other Comprehensive Income, Net of Tax:*

Unrealized Gain (Loss) on Available-for-Sale Securities	267	(42)
Unrealized Gain on Derivatives - Other	571	1,298
Other Comprehensive Income of Affiliated Companies	1,077	2,124

Other Comprehensive Income - Net of Tax*	1,915	3,380

Comprehensive Income (Loss)	6,881	(10,007)

Less: Comprehensive Loss Attributable to Noncontrolling Interest in Subsidiaries	42	105

Comprehensive Income (Loss) Attributable to South Jersey Industries, Inc.	$6,923	$(9,902)

	Six Months Ended
	June 30,
	2009	2008

Net Income	$36,635	$11,300

Other Comprehensive Income, Net of Tax:*

Unrealized Gain (Loss) on Available-for-Sale Securities	97	(280)
Unrealized Gain on Derivatives - Other	944	519
Other Comprehensive Income of Affiliated Companies	2,400	193

Other Comprehensive Income - Net of Tax*	3,441	432

Comprehensive Income	40,076	11,732

Less: Comprehensive (Income) Loss Attributable to Noncontrolling Interest in Subsidiaries	(24)	106

Comprehensive Income Attributable to South Jersey Industries, Inc.	$40,052	$11,838

* Determined using a combined statutory tax rate of 41.08%.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SJI-5

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)
	Six Months Ended
	June 30,
	2009	2008

Net Cash Provided by Operating Activities	$113,241	$86,315

Cash Flows from Investing Activities:
Capital Expenditures	(36,447)	(28,134)
Net Proceeds from (Purchase of) Restricted Investments in Margin Account	18,482	(21,157)
Purchase of Restricted Investments with Escrowed Loan Proceeds	-	(54)
Investment in Long-Term Receivables	(2,791)	(1,583)
Proceeds from Long-Term Receivables	3,341	1,891
Purchase of Company Owned Life Insurance	(3,722)	(3,722)
Investment in Affiliate	(2,406)	(87)
Advances on Notes Receivable - Affiliate	(7,864)	(1,200)
Repayment of Notes Receivable - Affiliate	1,100	-
Other	175	-

Net Cash Used in Investing Activities	(30,132)	(54,046)

Cash Flows from Financing Activities:
Net Repayments of Lines of Credit	(73,950)	(4,090)
Principal Repayments of Long-Term Debt	(72)	(25,052)
Dividends on Common Stock	(8,864)	(8,016)
Proceeds from Sale of Common Stock	-	2,076

Net Cash Used in Financing Activities	(82,886)	(35,082)

Net Increase (Decrease) in Cash and Cash Equivalents	223	(2,813)
Cash and Cash Equivalents at Beginning of Period	5,775	11,678

Cash and Cash Equivalents at End of Period	$5,998	$8,865

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SJI-6

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	June 30,	December 31,
	2009	2008

Assets

Property, Plant and Equipment:
Utility Plant, at original cost	$1,201,285	$1,172,014
Accumulated Depreciation	(303,902)	(295,432)
Nonutility Property and Equipment, at cost	123,410	121,658
Accumulated Depreciation	(17,613)	(15,632)

Property, Plant and Equipment - Net	1,003,180	982,608

Investments:
Available-for-Sale Securities	5,092	4,859
Restricted	12,617	31,098
Investment in Affiliates	2,131	1,966

Total Investments	19,840	37,923

Current Assets:
Cash and Cash Equivalents	5,998	5,775
Accounts Receivable	155,067	121,683
Unbilled Revenues	13,598	52,907
Provision for Uncollectibles	(6,579)	(5,757)
Natural Gas in Storage, average cost	94,500	162,387
Materials and Supplies, average cost	13,944	12,778
Prepaid Taxes	21,715	14,604
Derivatives - Energy Related Assets	52,056	63,201
Other Prepayments and Current Assets	7,103	7,506

Total Current Assets	357,402	435,084

Regulatory and Other Noncurrent Assets:
Regulatory Assets	241,155	270,434
Derivatives - Energy Related Assets	14,271	19,712
Unamortized Debt Issuance Costs	6,888	7,166
Notes Receivable - Affiliates	14,220	7,457
Contract Receivables	13,637	13,565
Other	22,524	19,478

Total Regulatory and Other Noncurrent Assets	312,695	337,812

Total Assets	$1,693,117	$1,793,427

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SJI-7

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	June 30,	December 31,
	2009	2008

Capitalization and Liabilities

Common Equity:
Common Stock	$37,245	$37,161
Premium on Common Stock	253,228	252,495
Treasury Stock (at par)	(174)	(176)
Accumulated Other Comprehensive Loss	(20,758)	(24,199)
Retained Earnings	268,856	249,973

Total South Jersey Industries, Inc. Shareholders' Equity	538,397	515,254

Noncontrolling Interest in Subsidiaries	1,218	1,194

Total Equity	539,615	516,448

Long-Term Debt	332,712	332,784

Total Capitalization	872,327	849,232

Current Liabilities:
Notes Payable	138,600	212,550
Current Portion of Long-Term Debt	25,112	25,112
Accounts Payable	87,865	120,162
Customer Deposits and Credit Balances	16,911	14,449
Environmental Remediation Costs	10,564	13,670
Taxes Accrued	12,604	5,510
Derivatives - Energy Related Liabilities	44,774	50,925
Deferred Income Taxes - Net	19,183	25,009
Deferred Contract Revenues	5,039	5,840
Dividends Payable	8,864	-
Interest Accrued	6,293	6,519
Pension and Other Postretirement Benefits	1,031	1,031
Other Current Liabilities	10,435	19,130

Total Current Liabilities	387,275	499,907

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	194,666	184,294
Investment Tax Credits	1,675	1,832
Pension and Other Postretirement Benefits	75,217	80,835
Environmental Remediation Costs	48,354	54,495
Asset Retirement Obligations	22,879	22,553
Derivatives - Energy Related Liabilities	10,943	15,699
Derivatives - Other	6,753	14,088
Regulatory Liabilities	52,262	50,447
Other	20,766	20,045

Total Deferred Credits and Other Noncurrent Liabilities	433,515	444,288

Commitments and Contingencies (Note 12)

Total Capitalization and Liabilities	$1,693,117	$1,793,427

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SJI-8

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

SJI-9

The Company evaluated subsequent events through August 7, 2009, the date on which this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission.

REVENUE BASED TAXES — SJI collects certain revenue-based energy taxes from customers. Such taxes include New Jersey State Sales Tax, Transitional Energy Facility Assessment (TEFA) and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. TEFA and PUA are included in both utility revenue and cost of sales and totaled $1.3 million for both of the three month periods ended June 30, 2009 and 2008, and $5.3 million and $5.0 million in the six months ended June 30, 2009 and 2008,  respectively.

CAPITALIZED INTEREST — SJG capitalizes interest on construction at the rate of return on rate base utilized by the New Jersey Board of Public Utilities (BPU) to set rates in its last base rate proceeding. Marina capitalizes interest on construction projects in progress based on the actual cost of borrowed funds. SJG’s amounts are included in Utility Plant and Marina’s amounts are included in Nonutility Property and Equipment on the condensed consolidated balance sheets. Interest Charges are presented net of capitalized interest on the condensed consolidated statements of income. The amount of interest capitalized by SJI for the three and six months ended June 30, 2009 and 2008 was not significant.

DERIVATIVE INSTRUMENTS — Certain SJI subsidiaries are involved in buying, selling, transporting and storing natural gas and buying and selling retail electricity for their own accounts as well as managing these activities for other third parties. These subsidiaries are subject to market risk on expected future purchases and sales due to commodity price fluctuations. The Company uses a variety of derivative instruments to limit this exposure to market risk in accordance with strict corporate guidelines. These derivative instruments include forward contracts, swap agreements, options contracts and futures contracts. As of June 30, 2009, the Company had outstanding derivative contracts intended to limit the exposure to market risk on 29.6 MMdts of expected future purchases of natural gas, 23.2 MMdts of expected future sales of natural gas and 2.4 MMmwh of expected future purchases of electricity. These contracts, which have not been designated as hedging instruments under FAS 133, are measured at fair value and recorded in Derivatives — Energy Related Assets or Derivatives — Energy Related Liabilities on the condensed consolidated balance sheets. The net unrealized pre-tax gains and losses for these energy related commodity contracts are included with realized gains and losses in Operating Revenues – Nonutility.

SJI-10

As part of its gas purchasing strategy, SJG uses financial contracts through SJRG to hedge against forward price risk. The costs or benefits of these short-term contracts are recoverable through SJG’s Basic Gas Supply Service (BGSS) clause, subject to BPU approval. As of June 30, 2009 and December 31, 2008, SJG had $22.3 million and $29.0 million of unrealized losses, respectively, included in its BGSS related to open financial contracts.

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

SJI-11

The fair values of all derivative instruments, as reflected in the condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008, are as follows (in thousands):

	Fair Values of Derivative Instruments

	Asset Derivatives

	June 30, 2009		December 31, 2008

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments under Statement 133

Energy related commodity contracts	Derivatives - Energy Related Assets-Current	$52,056	Derivatives - Energy Related Assets-Current	$63,201

	Noncurrent	14,271	Noncurrent	19,712
Total asset derivatives		$66,327		$82,913

	Liability Derivatives

	June 30, 2009		December 31, 2008

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Statement 133

Interest rate contracts	Derivatives - Other	$2,016	Derivatives - Other	$3,551

Derivatives not designated as hedging instruments under Statement 133

Energy related commodity contracts	Derivatives - Energy Related Liabilities-Current	44,774	Derivatives - Energy Related Liabilities-Current	50,925

	Noncurrent	10,943	Noncurrent	15,699

Interest rate contracts	Derivatives - Other	4,737	Derivatives - Other	10,537
Total derivatives not designated as hedging instruments under Statement 133		60,454		77,161

Total liability derivatives		$62,470		$80,712

The effect of derivative instruments on the condensed consolidated statements of income for the three and six months ended June 30, 2009 and 2008 are as follows (in thousands):

Derivatives in Statement 133 Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified From Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended			Three Months Ended			Three Months Ended
	June 30,			June 30,			June 30,
	2009	2008		2009	2008		2009	2008

Interest rate contracts	$ 537	$ 926	Interest Charges	$ (184)	$ (167)	Interest Charges	$ -	$ -

SJI-12

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified From Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Six Months Ended			Six Months Ended			Six Months Ended
	June 30,			June 30,			June 30,
	2009	2008		2009	2008		2009	2008

Interest rate contracts	$ 904	$ 140	Interest Charges	$ (356)	$ (279)	Interest Charges	$ -	$ -

Derivatives Not Designated as Hedging Instruments under Statement 133

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative		Amount of Gain or (Loss) Recognized in Income on Derivative

		Three Months Ended June 30,		Six Months Ended June 30,
		2009	2008	2009	2008

Energy related commodity contracts	Operating Revenues - Non Utility	$2,719	$(43,386)	$(13,560)	$(69,786)

Interest rate contracts	Interest Charges	952	-	1,155	-

Total		$3,671	$(43,386)	$(12,405)	$(69,786)

Certain of the Company's derivative instruments contain provisions that require immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions in the event of a material adverse change in the credit standing of the Company. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on June 30, 2009, is $34.8 million.   If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2009, the Company would have been required to settle the instruments immediately or post collateral to its counterparties of approximately $24.9 million after offsetting asset positions with the same counterparties under master netting arrangements.

GAS EXPLORATION AND DEVELOPMENT - The Company capitalizes all costs associated with gas property acquisition, exploration and development activities under the full cost method of accounting. Capitalized costs include costs related to unproved properties, which are not amortized until proved reserves are found or it is determined that the unproved properties are impaired. All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. As of June 30, 2009, $3.5 million related to the acquisition of interests in proved and unproved properties in Pennsylvania is included with Nonutility Property and Equipment on the condensed consolidated balance sheets.

SJI-13

TREASURY STOCK – SJI uses the par value method of accounting for treasury stock. As of June 30, 2009, SJI held 139,580 shares of treasury stock. These shares are related to deferred compensation arrangements where the amounts earned are held in the stock of SJI.

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

SJI-14

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” The statement requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, Statement No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. This statement was effective for the first fiscal year beginning after December 15, 2008.   As a result of adopting this statement, we have disclosed on the face of our financial statements the portion of equity and net income attributable to the noncontrolling interests in consolidated subsidiaries. Additionally, we reclassified $1.2 million of noncontrolling interests from Minority Interest to Equity on the December 31, 2008 condensed consolidated balance sheet. The amount of net income attributable to noncontrolling interests for the three and six months ended June 30, 2008 that was reclassed from Other Income and Expense to Net Loss Attributable to Noncontrolling Interest in Subsidiaries was not material. The adoption of this statement modified our financial statement presentation, but did not have an impact on our financial statement results.

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

SJI-15

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

In December 2008, the Emerging Issue Task Force issued EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations”. In this Issue, the Task Force considered the effects of the issuances of Statements 141(R) and 160 on an entity’s application of the equity method under Opinion 18. Statements 141(R) and 160, which are effective for fiscal years beginning on or after December 15, 2008, amend the accounting for consolidated subsidiaries. Questions have arisen regarding the application of equity method accounting guidance because of the significant changes to the guidance on business combinations and subsidiary equity transactions and the increased use of fair value measurements as a result of these Statements. The Task Force reached a consensus clarifying the application of equity method accounting. The consensus is effective for transactions occurring in fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of this consensus did not have a material effect on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1— “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP was effective for interim reporting periods ending after June 15, 2009. The adoption of this position did not have a material effect on the Company’s condensed consolidated financial statements.

SJI-16

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2— “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this position did not have a material effect on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4— “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this position did not have a material effect on the Company’s condensed consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165 (FAS 165), “Subsequent Events.”  This statement provides guidance on management’s assessment of subsequent events. Historically, management had relied on U.S. auditing literature for guidance on assessing and disclosing subsequent events. FAS 165 represents the inclusion of guidance on subsequent events in the accounting literature and is directed specifically to management. The new standard clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued.” FAS 165 is effective for interim or annual financial periods ending after June 15, 2009. Management must perform its assessment for both interim and annual periods. The adoption of this statement did not have a material effect on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167 (FAS 167), “Amendments to FASB Interpretation No. 46(R).”  This statement amends the consolidation guidance applicable to variable interest entities (VIEs). Accordingly, companies will need to carefully reconsider previous Interpretation 46(R) conclusions, including (1) whether an entity is a VIE, (2) whether the company is the VIE’s primary beneficiary, and (3) what type of financial statement disclosures are required. FAS 167 is effective for fiscal years beginning after November 15, 2009. Management is currently evaluating the impact that the adoption of this statement will have on the Company’s condensed consolidated financial statements.

SJI-17

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168 (FAS 168), “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (as amended).”  This statement confirmed that the FASB Accounting Standards Codification (the “Codification”) will become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The current GAAP hierarchy consists of four levels of authoritative accounting and reporting guidance. The Codification eliminates this hierarchy and replaces current GAAP (other than rules and interpretive releases of the SEC) as used by all nongovernmental entities, with just two levels of literature: authoritative and nonauthoritative. The Codification will be effective for interim and annual periods ending after September 15, 2009. Calendar year-end companies are required to initially apply the Codification to their third-quarter interim financial statements. Management does not anticipate that the application of the Codification will have a material effect on the Company’s condensed consolidated financial statements.

2.           STOCK-BASED COMPENSATION PLAN:

Under the Amended and Restated 1997 Stock-Based Compensation Plan, no more than 2,000,000 shares in the aggregate may be issued to SJI's officers (Officers), non-employee directors (Directors) and other key employees. The plan will terminate on January 26, 2015, unless terminated earlier by the Board of Directors. No options were granted or outstanding during the six months ended June 30, 2009 and 2008. No stock appreciation rights have been issued under the plan. During the six months ended June 30, 2009 and 2008, SJI granted 41,437 and 45,241 restricted shares to Officers and other key employees, respectively.   These restricted shares vest over a three-year period and are subject to SJI achieving certain market based performance targets as compared to a peer group average, which can cause the actual amount of shares that ultimately vest to range from between 0% to 150% of the original share units granted. During the six months ended June 30, 2009 and 2008, SJI granted 9,559 and 8,667 restricted shares to Directors, respectively.  Shares issued to Directors vest over a three-year service period but contain no performance conditions. As a result, 100% of the shares granted generally vest.

See Note 1 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2008 for the related accounting policy.

SJI-18

The following table summarizes the nonvested restricted stock awards outstanding at June 30, 2009 and the assumptions used to estimate the fair value of the awards:

	Grant Date	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate

Officers & Key Employees -	Jan. 2007	37,991	$29.210	18.5%	4.9%
	Jan. 2008	42,823	$34.030	21.7%	2.9%
	Jan. 2009	39,037	$39.350	28.6%	1.2%

Directors -	Dec. 2006	9,261	$34.020	-	-
	Jan. 2008	8,667	$36.355	-	-
	Jan. 2009	9,559	$40.265	-	-

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

 The following table summarizes the total compensation cost for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Officers & Key Employees	$335	$271	$670	$572
Directors	82	67	165	134
Total Cost	417	338	835	706

Capitalized	(43)	(37)	(85)	(75)
Net Expense	$374	$301	$750	$631

As of June 30, 2009, there was $2.7 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 2.0 years.

SJI-19

The following table summarizes information regarding restricted stock award activity during the six months ended June 30, 2009 excluding accrued dividend equivalents:

			Weighted Average
	Officers & Other		Grant Date
	Key Employees	Directors	Fair Value

Nonvested Shares Outstanding, January 1, 2009	83,103	17,928	$32.386
Granted	41,437	9,559	39.522
Forfeited	(4,689)	-	36.102
Nonvested Shares Outstanding, June 30, 2009	119,851	27,487	$34.737

During the six months ended June 30, 2009 and 2008, SJI awarded 57,976 shares, which had vested at December 31, 2008, at a market value of $2.3 million, and 51,838 shares, which had vested at December 31, 2007, at a market value of $1.9 million, respectively. The Company has a policy of issuing new shares to satisfy its obligations under these plans; therefore, there are no cash payment requirements resulting from the normal operation of this plan. However, a change in control could result in such shares becoming nonforefeitable or immediately payable in cash.  At the discretion of the Officers, Directors and other key employees, the receipt of vested shares can be deferred until future periods.  These deferred shares are included in Treasury Stock on the condensed consolidated balance sheets.

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

SJI conducts tests annually to estimate the environmental remediation costs for these properties.

Summarized operating results of the discontinued operations for the three and six months ended June 30, were (in thousands, except per share amounts):

SJI-20

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Loss before Income Taxes:
Sand Mining	$(28)	$(25)	$(55)	$(51)
Fuel Oil	(7)	23	(9)	12
Income Tax Benefits	12	1	22	14
Loss from Discontinued Operations — Net	$(23)	$(1)	$(42)	$(25)
Earnings Per Common Share from
Discontinued Operations — Net:
Basic	$(0.001)	$(0.000)	$(0.001)	$(0.001)
Diluted	$(0.001)	$(0.000)	$(0.002)	$(0.000)

4.           COMMON STOCK:

The following shares were issued and outstanding at June 30:

2009
Beginning Balance, January 1	29,728,697
New Issues During Period:
Stock-Based Compensation Plan	67,535
Ending Balance, June 30	29,796,232

The par value ($1.25 per share) of stock issued was recorded in Common Stock and the net excess over par value of approximately $0.3 million, was recorded in Premium on Common Stock.

EARNINGS PER COMMON SHARE — Basic EPS is based on the weighted-average number of common shares outstanding. EPS is presented in accordance with FASB Statement No. 128, “Earnings Per Share,” which establishes standards for computing and presenting basic and diluted EPS.    The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 105,749 for the three months ended June 30, 2009 and 102,083 and 125,327 shares for the six months ended June 30, 2009 and 2008, respectively. For the three months ended June 30, 2008, incremental shares of 127,068 were not included in the denominator for the diluted EPS calculation because they would have an antidilutive effect on EPS. These shares relate to SJI’s restricted stock as discussed in Note 2.

DIVIDEND REINVESTMENT PLAN (DRP) — Through April 2008, shares of common stock offered through the DRP were issued directly by SJI. Beginning in April 2008, shares of common stock offered by the DRP have been purchased in open market transactions.

SJI-21

5.	FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS - In accordance with the terms of the Marina and certain SJG loan agreements, unused proceeds are required to be escrowed pending approved construction expenditures. As of June 30, 2009 and December 31, 2008, the escrowed proceeds, including interest earned, totaled $1.4 million.

SJRG maintains a margin account with a national investment firm to support its risk management activities. The balance required to be held in this margin account increases as the net value of the outstanding energy related financial contracts with this investment firm decrease.  As of June 30, 2009 and December 31, 2008, the balance in this account was $11.2 million and $29.7 million, respectively.

LONG-TERM RECEIVABLES — SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources.  The terms of these loans call for customers to make monthly payments over a period of up to five years with no interest.  The carrying amounts of such loans were $10.5 million and $10.1 million as of June 30, 2009 and December 31, 2008, respectively. The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Contract Receivables on the condensed consolidated balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amounts of $1.4 million and $1.2 million as of June 30, 2009 and December 31, 2008, respectively.  The annual amortization to interest is not material to the Company’s condensed consolidated financial statements.

CONCENTRATION OF CREDIT RISK - As of June 30, 2009, approximately 42.4% of the current and noncurrent Derivatives – Energy Related Assets or $28.1 million are with a single retail counterparty. This counterparty has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assigned to SJI in the event of a default by the counterparty.

OTHER FINANCIAL INSTRUMENTS – The estimated fair values of SJI’s long-term debt, including current maturities, as of June 30, 2009 and December 31, 2008, were $407.8 million and $436.6 million, respectively. The carrying amounts as of June 30, 2009 and December 31, 2008, were $357.8 million and $357.9 million, respectively.  We based the estimates on interest rates available to SJI at the end of each period for debt with similar terms and maturities.  The carrying amounts of SJI’s other financial instruments approximate their fair values at June 30, 2009 and December 31, 2008.

SJI-22

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

SJI-23

Information about SJI's operations in different reportable operating segments is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating Revenues:
Gas Utility Operations	$64,835	$93,571	$307,948	$331,475
Wholesale Gas Operations	10,147	(29,867)	74,015	(3,603)
Retail Gas and Other Operations	23,119	43,588	61,159	100,965
Retail Electric Operations	26,194	17,304	34,462	33,563
On-Site Energy Production	8,687	12,206	18,700	22,969
Appliance Service Operations	4,228	4,239	9,231	9,209
Corporate & Services	5,261	4,528	10,161	8,996
Subtotal	142,471	145,569	515,676	503,574
Intersegment Sales	(7,988)	(9,729)	(19,017)	(19,687)
Total Operating Revenues	$134,483	$135,840	$496,659	$483,887

Operating Income (Loss):
Gas Utility Operations	$8,923	$10,081	$55,289	$57,429
Wholesale Gas Operations	8,341	(31,641)	18,741	(37,648)
Retail Gas and Other Operations	(746)	107	(85)	1,989
Retail Electric Operations	(8,068)	576	(9,688)	1,037
On-Site Energy Production	1,883	2,502	3,942	4,936
Appliance Service Operations	(89)	32	615	1,028
Corporate and Services	528	576	731	854
Total Operating Income (Loss)	$10,772	$(17,767)	$69,545	$29,625

Depreciation and Amortization:
Gas Utility Operations	$8,361	$7,762	$16,814	$15,479
Wholesale Gas Operations	77	15	(10)	31
Retail Gas and Other Operations	5	5	10	9
Appliance Services Operations	72	77	143	154
On-Site Energy Production	931	753	1,814	1,505
Corporate and Services	125	104	243	201
Total Depreciation and Amortization	$9,571	$8,716	$19,014	$17,379

Interest Charges:
Gas Utility Operations	$4,152	$4,618	$8,249	$9,593
Wholesale Gas Operations	62	62	262	206
Retail Gas and Other Operations	-	32	-	108
On-Site Energy Production	(179)	779	346	1,610
Corporate and Services	177	244	439	625
Subtotal	4,212	5,735	9,296	12,142
Intersegment Borrowings	(100)	(248)	(291)	(641)
Total Interest Charges	$4,112	$5,487	$9,005	$11,501

Income Taxes:
Gas Utility Operations	$2,102	$2,482	$19,717	$20,012
Wholesale Gas Operations	3,510	(12,925)	7,833	(15,355)
Retail Gas and Other Operations	(299)	38	(21)	797
Retail Electric Operations	(3,314)	237	(3,980)	418
On-Site Energy Production	1,074	741	(691)	1,309
Appliance Service Operations	(30)	26	266	456
Corporate and Services	13	115	150	241
Total Income Taxes	$3,056	$(9,286)	$23,274	$7,878

Property Additions:
Gas Utility Operations	$18,799	$12,136	$33,621	$23,271
Wholesale Gas Operations	3	-	6	3,338
Retail Gas and Other Operations	9	-	14	-
Appliance Service Operations	44	18	369	20
On-Site Energy Production	94	1,012	1,358	1,241
Corporate and Services	104	342	165	708
Total Property Additions	$19,053	$13,508	$35,533	$28,578

	June 30, 2009	December 31, 2008
Identifiable Assets:
Gas Utility Operations	$1,310,457	$1,354,015
Wholesale Gas Operations	173,228	196,487
Retail Gas and Other Operations	39,108	42,939
Retail Electric Operations	11,515	5,594
On-Site Energy Production	126,418	123,913
Appliance Service Operations	17,131	17,704
Discontinued Operations	1,251	1,409
Corporate and Services	32,862	91,641
Subtotal	1,711,970	1,833,702
Intersegment Assets	(18,853)	(40,275)
Total Identifiable Assets	$1,693,117	$1,793,427

SJI-24

7.           RATES AND REGULATORY ACTIONS:

In January 2009 SJG filed a petition with the BPU for approval of an accelerated infrastructure investment program and an associated rate tracker, which will allow the Company to accelerate $103.0 million of capital spending into 2009 and 2010.  The petition requested the Company earn a return of, and return on, investment as the capital is spent.  The petition was approved by the BPU in April 2009 and also required SJG to file a base rate case with the BPU no later than April 2011.  Also in January 2009, SJG filed a petition requesting approval of an energy efficiency program to invest $17.0 million over 2 years in energy efficiency programs for residential, commercial and industrial customers.  The petition was approved by the BPU in July 2009.  In June 2009, SJG filed its annual BGSS petition with the BPU requesting a 13.3% reduction in rates, in addition to proposing a $20.0 million refund to customers in October 2009.

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

Regulatory Assets consisted of the following items (in thousands):

	June 30, 2009	December 31, 2008
Environmental Remediation Costs:
Expended - Net	$47,173	$48,143
Liability for Future Expenditures	54,888	64,093
Income Taxes-Flowthrough Depreciation	2,240	2,729
Deferred Asset Retirement Obligation Costs	22,160	21,901
Deferred Gas Costs - Net	10,436	18,406
Deferred Pension and Other Postretirement Benefit Costs	79,973	80,162
Conservation Incentive Program Receivable	16,693	22,048
Societal Benefit Costs Receivable	617	1,753
Premium for Early Retirement of Debt	1,127	1,208
Other Regulatory Assets	5,848	9,991

Total Regulatory Assets	$241,155	$270,434

Regulatory Liabilities consisted of the following items (in thousands):

	June 30, 2009	December 31, 2008
Excess Plant Removal Costs	$48,736	$48,820
Other Regulatory Liabilities	3,526	1,627

Total Regulatory Liabilities	$52,262	$50,447

SJI-25

DEFERRED GAS COSTS – NET – Over/under collections of gas costs are monitored through SJG’s Basic Gas Supply Service Clause (BGSS) mechanism.  Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability.  Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval.  The BGSS decreased from a $18.4 million regulatory asset at December 31, 2008 to a $10.4 million regulatory asset at June 30, 2009.  A change in the fair value of energy related derivatives resulting primarily from a decrease in the average future NYMEX prices accounted for $6.7 million of the fluctuation.

9.           PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three and six months ended June 30, 2009 and 2008, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Service Cost	$735	$761	$1,613	$1,599
Interest Cost	2,182	2,169	4,347	4,160
Expected Return on Plan Assets	(1,864)	(2,697)	(3,777)	(5,209)
Amortizations:
Prior Service Cost	69	74	139	146
Actuarial Loss	1,335	406	2,702	804
Net Periodic Benefit Cost	2,457	713	5,024	1,500
Capitalized Benefit Costs	(907)	(269)	(1,899)	(525)
Total Net Periodic Benefit Expense	$1,550	$444	$3,125	$975

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Service Cost	$268	$219	$536	$484
Interest Cost	763	741	1,526	1,478
Expected Return on Plan Assets	(388)	(559)	(776)	(1,097)
Amortizations:
Prior Service Credits	(88)	(91)	(176)	(177)
Actuarial Loss	453	188	906	372
Net Periodic Benefit Cost	1,008	498	2,016	1,060
Capitalized Benefit Costs	(388)	(166)	(776)	(375)
Total Net Periodic Benefit Expense	$620	$332	$1,240	$685

Capitalized benefit costs reflected in the table above relate to SJG’s construction program.
During the six months ended June 30, 2009 and 2008, SJI contributed $10.4 million and $5.9 million to its pension plans, respectively.

See Note 11 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2008, for additional information related to SJI’s pension and other postretirement benefits.

SJI-26

10.	RETAINED EARNINGS:

SJG is restricted as to the amount of cash dividends or other distributions that may be paid on its common stock by an order issued by the BPU in July 2004 that granted SJG an increase in base rates. Per the order, SJG is required to maintain total common equity of no less than $289.2 million. SJG’s total common equity balance was $424.9 million at June 30, 2009.

Various loan agreements also contain potential restrictions regarding the amount of cash dividends or other distributions that SJG may pay on its common stock. As of June 30, 2009, these loan restrictions did not affect the amount that may be distributed from either SJG’s or SJI’s retained earnings.

11.	UNUSED LINES OF CREDIT:

Credit facilities and available liquidity as of June 30, 2009 were as follows (in thousands):

Company	Total Facility	Usage (A)	Available Liquidity	Expiration Date

SJG:

Revolving Credit Facility	$100,000	$70,000	$30,000	August 2011
Line of Credit	40,000	—	40,000	December 2009
Line of Credit	10,000	10,000	—	(B)
Uncommitted Bank Lines	45,000	11,400	33,600	Various

Total SJG	195,000	91,400	103,600

SJI:

Revolving Credit Facility	$200,000	$108,925	91,075	August 2011
Uncommitted Bank Lines	40,000	17,235	22,765	Various – (B)

Total SJI	240,000	126,160	113,840

Total	$435,000	$217,560	217,440

(A)	Includes letters of credit in the amount of $79.0 million.
(B)          SJG and SJI each have a $10.0 million line of credit that expired at the end of July 2009.  The Company anticipates replacing these credit facilities during the third quarter of 2009.

SJI-27

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary the SJI facilities can also be used to support SJG’s liquidity needs. All committed facilities contain one financial covenant regarding the ratio of total debt to total capitalization, measured on a quarterly basis. SJI and SJG were in compliance with this covenant as of June 30, 2009. Borrowings under these credit facilities are at market rates. The weighted average borrowing cost, which changes daily, was 0.87% and 2.85% at June 30, 2009 and 2008, respectively.

12.         COMMITMENTS AND CONTINGENCIES:

GUARANTEES —   The Company has recorded a liability of $2.0 million in Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the condensed consolidated balance sheets as of June 30, 2009 for the fair value of the following guarantees:

•
In April 2007, SJI guaranteed certain obligations of LVE Energy Partners, LLC (LVE), an unconsolidated joint venture in which Marina has a 50% equity interest.  LVE entered into a 25-year contract with a resort developer to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada.  LVE began construction of the facility in 2007 and expected to provide full energy services in 2010 when the resort was originally scheduled to be completed. LVE suspended construction of the district energy system and central energy center in January 2009 after the resort developer’s August 2008 announcement that it was delaying the completion of construction of the resort due to the difficult environment in the capital markets and weak economic conditions.  The resort developer has indicated that they are considering different strategies to move its project forward, including opening its project in phases and obtaining a partner, but that it was unlikely construction would resume during 2009.

SJI-28

The district energy system and central energy center are being financed by LVE with debt that is non-recourse to SJI. LVE is currently in discussions with the banks that are financing the energy facilities to address defaults under the financing agreements. These LVE defaults have been caused by the resort developer’s construction delay and the termination of an energy services agreement by a hotel operator associated with the project. Those discussions with the banks include revising the timetable and funding schedule for the completion of construction of the energy facilities to reflect the suspension by the resort developer, and the potential contribution of additional funds. SJI, through its subsidiary Marina, is obligated to invest at least $30.4 million of equity during the construction period as discussed below and may contribute additional funds in the project to cover the incremental debt service and other related costs to be incurred during the suspension period resulting from the delay. However, we are unable to definitively quantify our incremental costs at this time, if any, as negotiations over the new terms are ongoing. LVE continues to pursue a work around plan to address the project delay by the resort developer.  The Energy Sales Agreement between LVE and the resort developer includes a payment obligation by the resort developer of certain fixed payments to be made to LVE until the project begins commercial operations. A portion of this payment obligation is guaranteed by the parent of the resort developer.  As of June 30, 2009, the Company had a net liability of approximately $6.5 million included in Other Current and Noncurrent Liabilities on the consolidated balance sheets related to this project and unsecured Notes Receivable – Affiliate of approximately $7.9 million due from LVE. SJI's risk of loss is limited to its equity contribution, contribution obligations and the unsecured notes receivable totaling approximately $40.8 million. During the first six months of 2009, SJI and the partner in this joint venture each provided support to LVE of approximately $6.6 million to cover project related costs. It is expected that the notes receivable will represent a portion of the total incremental contribution described previously.

SJI issued a performance guaranty for up to $180.0 million to the resort developer to ensure that certain construction milestones relating to the development of the thermal facility are met. As a result of achieving certain milestones, the guaranty has been reduced to $94.0 million as of June 30, 2009. Concurrently, SJI is the beneficiary of a surety bond purchased by the project’s general contractor that provides SJI with assurance that construction of the thermal facility will meet those same milestones. LVE has proposed a revised milestone schedule due to delays announced by the resort developer. In addition, SJI has guaranteed the obligations of LVE under certain insurance policies during the construction period.  The maximum amount that SJI could be obligated for, in the event that LVE does not have sufficient resources to make deductible payments on future claims under these insurance policies, is approximately $6.0 million.  SJI has also guaranteed certain performance obligations of LVE under the operating agreements between LVE and the resort, up to $20.0 million each year for the term of the agreement, commencing with the first year of operations.  SJI and the partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees.

SJI-29

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

COLLECTIVE BARGAINING AGREEMENTS — Unionized personnel represent 54% of our workforce at June 30, 2009.   The Company has collective bargaining agreements with two unions that represent these employees: the International Brotherhood of Electrical Workers (“IBEW”) and the International Association of Machinists and Aerospace Workers (“IAM”).  SJG and SJESP employees represented by the IBEW operate under new collective bargaining agreements that run through February 2013.   The IAM is asserting that the labor agreement which the Company believes expired on January 14, 2009 is evergreen for one year from that expiration date.  The Company disagrees and has filed a charge with the National Labor Relations Board for a determination on the matter.

SJI-30

STANDBY LETTERS OF CREDIT — As of June 30, 2009, SJI provided $79.0 million of standby letters of credit through SJI’s revolving credit facility. Letters of credit in the amount of $62.3 million support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance Marina’s initial thermal plant project. The additional outstanding letters of credit total $16.7 million, and were posted to enable SJE to market retail electricity and for various construction activities. The Company also provided two additional letters of credit under separate facilities outside of the revolving credit facility. Those letters of credit consist of a $25.3 million letter of credit provided by SJG to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG’s natural gas distribution system; and a $30.7 million letter of credit provided by Marina to support a capital contribution obligation as discussed above. These letters of credit expire in August 2009 and November 2010, respectively.

ENVIRONMENTAL REMEDIATION COSTS — SJI incurred and recorded costs for environmental cleanup of 12 sites where SJG or its predecessors operated gas manufacturing plants. SJG stopped manufacturing gas in the 1950s. SJI and some of its nonutility subsidiaries also accrued costs for environmental cleanup of sites where SJF previously operated a fuel oil business and Morie maintained equipment, fueling stations and storage. There have been no changes to the status of the Company’s environmental remediation efforts since December 31, 2008 as described in Note 14 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2008.   However, the lower end of the range of expected remediation costs, which is recorded as a liability on the condensed consolidated balance sheets, has decreased $9.2 million since December 31, 2008.  This decrease is the result of expenditures of $6.2 million during the first and second quarters of 2009 and revised forecasts of expected remediation costs for all sites as additional information has become available.

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

SJI-31

Assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy.

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category as of June 30, 2009 is as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$5,092	$5,092	$-	$-
Derivatives – Energy Related Assets (B)	66,327	38,632	26,892	803
	$71,419	$43,724	$26,892	$803

Liabilities

Derivatives – Energy Related Liabilities (B)	$55,717	$33,360	$9,960	$12,397
Derivatives – Other (C)	6,753	-	6,753	-
	$62,470	$33,360	$16,713	$12,397

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

SJI-32

(C) Derivatives – Other are valued using quoted prices on commonly quoted intervals, which are interpolated for periods different than the quoted intervals, as inputs to a market valuation model. Market inputs can generally be verified and model selection does not involve significant management judgment.

The changes in fair value measurements of Derivatives – Energy Related Assets and Liabilities  for the three and six months ended June 30, 2009 using significant unobservable inputs (Level 3) are as follows (in thousands):

	Three Months	Six Months

Balance at beginning of period	(2,458)	101
Total losses (realized/unrealized) included in earnings	(8,951)	(11,224)
Transfers in and/or out of Level 3, net	-	-
Purchases, sales, issuances and settlements, net	(185)	(471)

Balance at June 30, 2009	$(11,594)	$(11,594)

Total losses for 2009 included in earnings that are attributable to the change in unrealized losses relating to those assets and liabilities still held as of June 30, 2009, is $11.2 million.  These losses are included in Operating Revenues-Nonutility on the condensed consolidated statements of income.

14.	AVAILABLE–FOR–SALE SECURITIES:

The Company's portfolio of investments consists of five highly diversified funds which are not used for working capital purposes. These funds are in an unrealized loss position as of June 30, 2009. Due to the nature of the underlying securities, these funds as a whole are susceptible to changes in the economy and have been adversely affected by the economic slowdown, particularly during the fourth quarter of 2008 when the Company's investments became impaired. The Company has evaluated the near-term prospects of the overall funds in relation to the severity and duration of the impairment. Based on that evaluation, the Company recorded an insignificant impairment loss during the fourth quarter of 2008. Due to the Company's ability and intent to hold the remaining funds for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these remaining investments to be other-than-temporarily impaired at June 30, 2009.

SJI-33

The following table shows the gross unrealized losses and fair value of the Company's Available-for-Sale Securities with unrealized losses that are not deemed to be other-than-temporarily impaired (in thousands), aggregated by length of time that the individual funds have been in a continuous unrealized loss position at June 30, 2009.

	Less than 12 Months		Greater Than 12 Months		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable Equity Securities	$638	$268	$3,135	$832	$3,773	$1,100

As of June 30, 2009 and December 31, 2008, the total losses for securities with net losses included in Accumulated Other Comprehensive Loss was $0.6 million and $0.7 million, respectively. As of June 30, 2009 and December 31, 2008, there were no securities with net gains included in Accumulated Other Comprehensive Loss.

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

SJI-34

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

SJI-35

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

 Net Income attributable to SJI for the three months ended June 30, 2009 increased $18.3 million, or 138% to $5.0 million compared to the three months ended June 30, 2008. Net Income for the six months ended June 30, 2009 increased $25.2 million, or 221% to $36.6 million compared to the six months ended June 30, 2008. This increase is primarily due to the change in unrealized gains and losses on derivatives used by SJRG to mitigate commodity price risk, as discussed above.  These changes are also discussed in more detail below.

SJI-36

The following tables summarize the composition of selected SJG data for the three and six months ended June 30 (in thousands, except for degree day data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Utility Throughput – dth:
Firm Sales -
Residential	2,847	2,748	14,364	12,931
Commercial	769	829	3,646	3,413
Industrial	56	15	205	90
Cogeneration & Electric Generation	88	356	102	372
Firm Transportation -
Residential	264	263	1,271	1,215
Commercial	914	869	3,485	3,329
Industrial	2,917	3,167	5,969	6,447
Cogeneration & Electric Generation	286	573	719	925

Total Firm Throughput	8,141	8,820	29,761	28,722

Interruptible Sales	2	18	4	27
Interruptible Transportation	572	613	1,208	1,525
Off-System	1,071	1,633	3,765	5,872
Capacity Release	8,964	15,827	17,463	27,057

Total Throughput - Utility	18,750	26,911	52,201	63,203

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Utility Operating Revenues:
Firm Sales -
Residential	$40,645	$44,043	$209,283	$187,511
Commercial	8,008	12,613	44,534	43,799
Industrial	517	1,622	2,328	5,177
Cogeneration & Electric Generation	772	4,960	1,045	5,287
Firm Transportation -
Residential	1,628	1,611	6,323	6,080
Commercial	3,072	2,755	10,986	10,408
Industrial	3,616	3,081	7,203	6,273
Cogeneration & Electric Generation	334	435	793	757

Total Firm Revenues	58,592	71,120	282,495	265,292

Interruptible Sales	55	269	95	394
Interruptible Transportation	529	371	1,086	967
Off-System	4,348	18,596	21,250	58,586
Capacity Release	983	2,953	2,423	5,753
Other	328	262	599	483
	64,835	93,571	307,948	331,475
Less: Intercompany Sales	(380)	(408)	(3,384)	(1,900)
Total Utility Operating Revenues	64,455	93,163	304,564	329,575
Less:
Cost of Sales	29,526	59,855	192,499	221,280
Conservation Recoveries*	2,124	1,968	5,389	5,033
RAC Recoveries*	1,208	694	2,417	1,389
Revenue Taxes	1,270	1,252	5,341	5,042
Utility Margin	$30,327	$29,394	$98,918	$96,831

Margin:
Residential	$16,548	$16,154	$62,138	$57,136
Commercial and Industrial	7,025	6,831	22,454	21,149
Cogeneration and Electric Generation	535	610	875	899
Interruptible	42	16	88	81
Off-system & Capacity Release	198	507	900	1,588
Other	945	563	1,215	783
Margin Before Incentive Mechanisms	25,293	24,681	87,670	81,636
CIP Mechanism	4,659	4,713	10,873	15,195
CIRT Mechanism	375	-	375	-
Utility Margin	$30,327	$29,394	$98,918	$96,831

Degree Days:	481	471	2,999	2,735

*Represents revenues for which there is a corresponding charge in operating expenses.  Therefore, such recoveries have no impact on our financial results.

SJI-37

Throughput - Total gas throughput decreased 8.2 MMdts, or 30.3%, for the three months ended June 30, 2009, compared with the same period in 2008, and 11.0 MMdts, or 17.4%, for the six months ended June 30, 2009, compared with the same period in 2008.  Off-System sales (OSS) and capacity release volume decreased substantially as SJG’s portfolio of assets available for such activities has been reduced under the Conservation Incentive Program, as discussed under “Rates and Regulation” in Item 7 of SJI’s Annual Report on Form 10-K as of December 31, 2008.    As the majority of profits from OSS and capacity release are returned to the ratepayers via a BPU-approved sharing formula, the decrease in such activities had a negligible impact on SJG earnings as reflected in the margin table above.  Firm throughput increased in the residential market, primarily on a year-to-date basis, as a result of 9.7% colder weather, as reflected by the degree day data in the table above, and the addition of 4,357 customers during the 12-month period ended June 30, 2009.  Changes in throughput in other customer categories were not significant.

Conservation Incentive Program (CIP) - The effects of the CIP on SJG’s net income for the three and six months ended June 30, 2009 and 2008 and the associated weather comparisons were as follows ($’s in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net Income Benefit:
CIP – Weather Related	$0.8	$0.4	$(0.1)	$1.6
CIP – Usage Related	1.9	2.4	6.5	7.4
Total Net Income Benefit	$2.7	$2.8	$6.4	$9.0

Weather Compared to 20-Year Average	12.4% warmer	14.2% warmer	0.7% colder	8.2% warmer
Weather Compared to Prior Year	2.1% colder	13.9% warmer	9.7% colder	7.8% warmer

SJI-38

Operating Revenues - Utility - Revenues decreased $28.7 million, or 30.8%, during the three months ended June 30, 2009 compared to the same period in the prior year.  This was the result of a substantial decrease in off-system sales (OSS) and capacity release revenue, which decreased by $14.2 million and $2.0 million, respectively, during the second quarter of 2009 versus 2008, before eliminating intercompany transactions.  These decreases were primarily related to a reduction in SJG’s portfolio of assets available for such activities under the provisions of the CIP, as noted above under “Throughput,” and a significant decrease in the average cost per unit sold.  As a result of steady declines in the cost of natural gas prices during 2009, OSS unit sales prices had dropped from an average of $11.39 per decatherm (Dt) during the second quarter of 2008 to only $4.06 per Dt during the second quarter of 2009.  As reflected in the margin table above, the impact of lower OSS and Capacity Release did not have a material impact on earnings, as SJG is required to share 85% of the profits of such activity with the ratepayers.  The decrease in natural gas prices also led to lower revenue from firm customers in the second quarter of 2009 since recovery of natural gas costs through the BGSS rate exceeded the actual costs being incurred during the period.  When this occurs, the excess revenue is deferred (removed from revenue) and recorded on the balance sheet.  During the three months ended June 30, 2009, SJG deferred revenues related to BGSS over-recoveries of approximately $8.9 million.  No such deferrals were required during 2008.  Finally, revenue decreased $4.2 million during the second quarter of 2009 as compared to the same period last year due to a significant decrease in consumption by an electric generation customer in 2009.  In comparison to the mild summer season experienced this year, June 2008 was one of the warmest Junes on record, thereby driving higher natural gas consumption by the region’s electric utility to meet the electric consumption for air conditioning.

Revenues decreased $25.0 million, or 7.6%, during the six months ended June 30, 2009 compared to the same period in the prior year.  This decrease was the result of a substantial decrease in off-system sales (OSS) and capacity release revenue, which decreased by $37.3 million and $3.3 million, respectively, during the first six months of 2009 versus 2008 before eliminating intercompany transactions; the deferral of excess natural gas cost recoveries approximating $8.9 million; and lower firm sales to the region’s electric utility, as discussed in greater detail above.  These decreases were partially offset by several factors including higher sales resulting from 9.7% colder weather during the first six months of 2009, the addition of approximately 4,400 customers over the last twelve months, and a higher Basic Gas Supply Service (BGSS) rate in effect during the period.  During the six months ended June 30, 2009, the BGSS rate was 11.1% higher than the rate in effect during the same time last year.  This increase was necessary to fully recover higher gas costs incurred through most of 2008.  However, as SJG does not profit from the sale of the commodity, the BGSS rate increase did not have an impact on profitability.

SJI-39

Operating Revenues — Nonutility — Combined revenues for SJI’s nonutility businesses, net of intercompany transactions, increased by $27.4 million and $37.8 million, or 64.1% and 24.5% in the three and six months ended June 30, 2009, respectively,  compared with the same periods in 2008.

SJE’s revenues from retail gas, net of intercompany transactions, decreased by $20.0 million and $38.5  million, or 46.7% and 39.1% for the three and six months ended June 30, 2009, respectively, compared with the same periods in 2008. These decreases were due mainly to a 68.8% and 56.2% decrease in the average monthly NYMEX settle price during the three and six months ended June 30, 2009, respectively,  compared with the same periods in 2008. The majority of SJE’s natural gas customer contracts are market-priced. In addition, as of June 30, 2009, SJE was serving 9,508 residential customers compared with 11,958 as of June 30, 2008. Market conditions continue to make it difficult to be competitive in this market. SJE’s commercial customer count also declined from 1,328 as of June 30, 2008 to 917 as of June 30, 2009, driven mainly by the expiration of a large municipal contract early in the fourth quarter of 2008. We continue to focus our marketing efforts on the pursuit of non-heat-sensitive commercial customers in an effort to mitigate price volatility and weather risk.

SJE’s revenues from retail electricity, net of intercompany transactions, increased $10.8 million and $3.1 million for the three and six months ended June 30, 2009, respectively, compared with the same periods in 2008. Excluding the impact of the net change in unrealized losses recorded on forward financial contracts due to price volatility of $9.6 million and $11.6 million for the three and six months ended June 30, 2009, respectively, SJE’s revenues from retail electricity increased $20.4 million and $14.7 million or 152.1% and 54.4%, respectively. These increases were mainly due to the impact of SJE being the successful bidder on a contract to supply retail electricity to over 400 school districts located throughout the state of New Jersey beginning in April 2009.  Partially offsetting this was a 61.8% and 53.6% decrease in the average monthly Locational Marginal Price (LMP) per megawatt hour for the three and six months ended June 30, 2009, respectively,  compared with the same periods in 2008. Excluding the school bid, essentially all of SJE’s retail electric customer contracts are market-priced.

SJRG’s revenues, net of intercompany transactions, increased $40.0 million and $77.7 million for the three and six months ended June 30, 2009, respectively, compared with the same periods in 2008. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $55.8 million and $68.0 million, respectively.  SJRG’s revenues decreased $15.7 million and increased $9.6 million for the three and six months ended June 30, 2009, respectively, compared to the same periods of 2008.  A summary of SJRG’s revenue for the three and six months ended  June 30 is as follows (in millions):

SJI-40

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
SJRG Revenue	$10.1	$(30.0)	$40.1	$73.8	$(3.8)	$77.6
Add: Unrealized Losses (Subtract: Unrealized Gains)	(12.5)	43.3	(55.8)	1.7	69.7	(68.0)
SJRG Revenue, Excluding Unrealized Losses (Gains)	$(2.4)	$13.3	$(15.7)	$75.5	$65.9	$9.6

The decrease in revenues for the three months ended June 30, 2009 compared with the same period of 2008 is mainly attributable to the timing of realized storage hedge gains and losses. See Gross Margin - Nonutility. The increase in revenues for the six months ended June 30, 2009 compared with the same period of 2008 is mainly attributable to a 32.0% increase in sales of storage volumes.  As discussed in Note 1 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2008, revenues and expenses related to the energy trading activities of SJRG are presented on a net basis in Operating Revenues – Nonutility.

Revenues for Marina decreased $3.5 million and $4.3 million or 28.8% and 18.6% for the three and six months ended June 30, 2009, respectively, compared with the same periods in 2008 due mainly to lower sales rates for chilled and hot water. Lower sales rates were driven by lower underlying commodity prices. Volumetric hot water production increased 3.5% and chilled water production decreased 3.3% in the three months ended June 30, 2009 compared with the same period in 2008, respectively. Hot water production increased 9.8% and chilled water production decreased 3.8% in the six months ended June 30, 2009 compared with the same period in 2008, respectively. Additional production was mainly attributable to the opening of Borgata’s new Water Club tower in June 2008. This was offset by lower demand, particularly for chilled water, at Borgata’s other facilities mainly driven by the impact of current economic conditions on resort occupancy and significantly cooler temperatures in June 2009 compared with June 2008.

Revenues for SJESP remained relatively unchanged in the three and six months ended June 30, 2009 compared with the same periods in 2008. However, SJESP did recognize revenues from a large commercial HVAC job that for the most part offset a decline in revenues from time and materials (T&M) and installation jobs. T&M and installation revenues were negatively impacted by current depressed economic conditions.

SJI-41

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

Total margin increased $0.9 million, or 3.2%, for the three months ended June 30, 2009 compared with the same period in 2008 due to customer additions, as noted above, and increased profits earned through SJG’s Storage Incentive Mechanism (SIM) and the Capital Investment Recovery Tracker (CIRT).   The SIM allows SJG to retain 20% of storage related gains and losses as measured against an established benchmark. The balance of these gains and losses are passed through to customers as part of the BGSS. As discussed in Note 7 to the condensed consolidated financial statements, the CIRT was approved by the BPU in April 2009. The CIRT allows SJG to accelerate certain capital spending and also earn a return of, and a return on, investment at the time the investment is made. The CIRT added $0.4 million of pre-tax margin in the second quarter of 2009. Partially offsetting these increases were lower margins from OSS and capacity release resulting from decreased volumes as discussed above under “Throughput” and “Operating Revenues”.  The CIP protected $4.7 million of pre-tax margin that would have been lost due to lower customer usage in both the three months ended June 30, 2009 and 2008.  Of these amounts, $1.4 million and $0.7 million were related to weather variations and $3.3 million and $4.0 million were related to other customer usage variations in 2009 and 2008, respectively.

Total margin increased $2.1 million, or 2.2%, for the six months ended June 30, 2009 compared with the same period in 2008 primarily due to customer additions, and increased earnings from the SIM and the CIRT as noted above.  Partially offsetting these increases were lower margins from OSS and capacity release as noted above.  The CIP protected $10.9 million of pre-tax margin in the first half of 2009 that would have been lost due to lower customer usage, compared to $15.2 million in the same period last year.  Of these amounts, $(0.2) million and $2.7 million were related to weather variations and $11.1 million and $12.5 million were related to other customer usage variations in 2009 and 2008, respectively.

SJI-42

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

For the three and six months ended June 30, 2009 combined gross margins for the nonutility businesses, net of intercompany transactions, increased $30.1 million and $43.3 million, respectively, compared with the same periods in 2008. This increase is primarily due to the following:

•
Gross margin for SJRG increased $40.2 million and $56.7 million for the three and six months ended June 30, 2009 compared with the same periods in 2008. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts as discussed above, gross margin for SJRG decreased $15.5 million and $11.3 million for the three and six months ended June 30, 2009, respectively, compared with the same periods in 2008 due to the timing of realized hedge gains and losses related to our storage assets. Storage assets allow SJRG to lock in the differential between purchasing natural gas at low current prices and selling equivalent quantities at higher future prices. Gross margin is generated via seasonal pricing differentials. While this margin will be attained over the transaction cycle, the timing of physical injections and withdraws and related hedge settlements can cause earnings fluctuations for accounting purposes due to the volatile nature of wholesale gas prices. During the quarter ended June 30, 2008 NYMEX prices increased significantly. Typical to our business cycle, we entered into financial hedges designed to protect our ultimate injection prices at a time when NYMEX prices were relatively low. These contracts settled during the quarter when the NYMEX had risen considerably and thus produced significant realized hedge gains which were recorded into earnings. During this period we purchased more expensive physical gas that was injected into storage. During the quarter ended June 30, 2009 just the opposite occurred as NYMEX prices fell considerably and our hedge contracts were settled at significant losses which were recorded into earnings. However, during this period we were able to purchase physical injection gas at relatively low prices.

SJI-43

•
Gross margin for Marina decreased $0.7 million and $0.8 million for the three and six months ended June 30, 2009, respectively, compared with the same periods in 2008. Gross margin as a percentage of Operating Revenues decreased 12.0 and 7.3 percentage points in the three and six months ended June 30, 2009, respectively, compared with the same periods in 2008 due mainly to a decrease in chilled and hot water billing rates and lower rates on low-margin electric sales to Borgata. As per our contract, the billing rates are designed to recover the underlying commodity costs over time. However during interim periods, certain components of the underlying commodity costs are not adjusted proportionately.

•
Gross margin from SJE’s retail gas sales decreased $0.7 million and $1.8 million for the three and six months ended June 30, 2009, respectively, compared with the same periods in 2008 due mainly to lower customer counts and tighter margins. Gross margin as a percentage of Operating Revenues decreased 1.0 percentage point in the three months ended June 30, 2009 compared with the same period in 2008 and did not change significantly for the six months ended June 30, 2009 compared with the same period in 2008. Margins in the second quarter of 2009 have tightened due to increased competition. Comparing the six month periods, two main factors essentially offset each other. First, during the first quarter of 2008, SJE partially recovered losses from a full requirements customer in the commercial market that were recognized in 2006. Second, 2009 first quarter margins reflects the impact of our efforts to reduce our exposure to changes in customer usage patterns.

•
Gross margin from SJE’s retail electricity sales decreased $8.5 million and $10.6 million in the three and six months ended June 30, 2009, respectively, compared with the same periods in 2008. Excluding the impact of a $9.6 million and $11.6 million increase in unrealized losses recorded on forward financial contracts for the three and six months ended June 30, 2009, gross margin increased $1.1 million and $1.0 million in the three and six months ended June 30, 2009 compared with the same periods in 2008 due mainly to the impact of the school bid as mentioned in Operating Revenues - Nonutility. Excluding the impact of the unrealized losses, gross margin as a percentage of Operating Revenues did not change significantly for the three and six months ended June 30, 2009 compared with the same periods in 2008.

•
Gross margin for SJESP during the three and six months ended June 30, 2009 did not change significantly compared with the same periods in 2008.  Gross margin as a percentage of Operating Revenues decreased 2.6 percentage points and 1.5 percentage points for the three and six months ended June 30, 2009, respectively, compared with the same periods in 2008 due mainly to higher personnel-related costs.

SJI-44

Operations Expense — A summary of net changes in operations expense, for the three and six months ended  June 30, follows (in thousands):

	Three Months Ended June 30, 2009 vs. 2008	Six Months Ended June 30, 2009 vs. 2008

Utility	$2,476	$4,711
Nonutility:
Wholesale Gas	229	274
Retail Gas and Other	171	320
Retail Electricity	94	105
On-Site Energy Production	224	379
Appliance Service	16	297
Total Nonutility	734	1,375
Intercompany Eliminations and Other	(21)	22
Total Operations	$3,189	$6,108

Utility operations expense increased $2.5 million and $4.7 million for the three and six months ended June 30, 2009, as compared with the same periods in 2008.  The increase is primarily due to the cost of providing pension and other postretirement benefit plans which increased by $1.0 million and $2.0 million during the three and six months ended June 30, 2009 compared to the same periods last year, respectively, as a result of significant losses in the assets of those plans during 2008. The company also experienced moderate increases in governance, compliance, employee compensation costs and expenses associated with uncollectible customer accounts as a result of normal fluctuations in customer account receivable balances due to colder weather in 2009.

SJI-45

Nonutility operations expense increased $0.7 million and $1.4 million for the three and six months ended June 30, 2009, respectively, compared with the same periods in 2008 due mainly to increases in governance, compliance and employee compensation costs.

Other changes in operations expense during 2009 were not significant.

Other Operating Expenses —Changes in other consolidated operating expenses which consist of Maintenance, Depreciation, and Energy and Other Taxes for the three and six months ended June 30, 2009, respectively, compared with the same periods in 2008, were not significant.

Interest Charges – Interest charges decreased by $1.4 million and $2.5 million for the three and six month periods ended June 30, 2009, respectively, compared with the same periods in 2008, due primarily to significantly lower interest rates on short-term debt during 2009.  The impact of lower interest rates was partially offset by higher average short-term debt outstanding during the first six months of 2009 compared to 2008.

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

Cash Flows from Operating Activities —  Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $113.2 million and $86.3 million in the first six months of 2009 and 2008, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries. Net cash provided by operating activities in the first six months of 2009 compared favorably to the same period in 2008 as the price of natural gas in storage at the end of 2008 was much higher than at the prior year end. Those higher prices were reflected in prices charged to customers. The withdrawal of that gas from inventory, coupled with higher weather related customer demand, significantly increased cash inflows in the first six months of 2009. The higher weather related demand also increased collections from customers under regulatory clauses. The company also incurred lower environmental remediation costs in 2009 compared to 2008.

SJI-46

Cash Flows from Investing Activities —   SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. Net cash outflows for capital expenditures, which are primarily construction projects, for the first six months of 2009 and 2008 amounted to $36.4 million and $28.1 million, respectively. We estimate the net cash outflows for construction projects for fiscal years 2009, 2010 and 2011 to be approximately $144.1 million, $95.4 million and $58.5 million, respectively.

In support of its risk management activities, SJRG is required to maintain a margin account with a national investment firm as collateral for its forward contracts, swap agreements, options contracts and futures contracts. This margin account is included in Restricted Investments or Margin Account Liability, depending upon the value of the related financial contracts, (the change in the Margin Account Liability is reflected in cash flows from Operating Activities) on the condensed consolidated balance sheets. The required amount of restricted investments changes on a daily basis due to fluctuations in the market value of the related outstanding contracts and are difficult to predict. Margin posted by SJRG decreased by $18.5 million in the first six months of 2009, compared with an increase of $25.3 million in the first six months of 2008.

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

SJI-47

Credit facilities and available liquidity as of June 30, 2009 were as follows (in thousands):

Company	Total Facility	Usage (A)	Available Liquidity	Expiration Date

SJG:

Revolving Credit Facility	$100,000	$70,000	$30,000	August 2011
Line of Credit	40,000	—	40,000	December 2009
Line of Credit	10,000	10,000	—	(B)
Uncommitted Bank Lines	45,000	11,400	33,600	Various

Total SJG	195,000	91,400	103,600

SJI:

Revolving Credit Facility	$200,000	$108,925	$91,075	August 2011
Uncommitted Bank Lines	40,000	17,235	22,765	Various – (B)

Total SJI	240,000	126,160	113,840

Total	$435,000	$217,560	$217,440

(A) Includes letters of credit in the amount of $79.0 million.

(B) SJG and SJI each have a $10.0 million line of credit that expired at the end of July 2009.  The Company anticipates replacing these credit facilities during the third quarter of 2009.

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary the SJI facilities can also be used to support SJG’s liquidity needs. All committed facilities contain one financial covenant regarding the ratio of total debt to total capitalization, measured on a quarterly basis. SJI and SJG were in compliance with this covenant as of June 30, 2009. Borrowings under these credit facilities are at market rates. The weighted average borrowing cost, which changes daily, was 0.87% and 2.85% at June 30, 2009 and 2008, respectively.

Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business’ future liquidity needs.

SJI-48

SJI supplements its operating cash flow and credit lines with both debt and equity capital.  Over the years, SJG has used long-term debt, primarily in the form of First Mortgage Bonds and Medium Term Notes (MTN), secured by the same pool of utility assets, to finance its long-term borrowing needs.  These needs are primarily capital expenditures for property, plant and equipment.  While no long-term borrowings were made in 2008, in July 2009, SJG filed a petition with the New Jersey Board of Public Utilities seeking approval to issue up to $150 million in long-term debt through September 2012.  The timing, terms and amount will vary depending on market conditions.

SJI raised equity capital in the past three years through its Dividend Reinvestment Plan (DRP). Historically, participants in SJI's DRP received newly issued shares. Through the end of March 2008, we offered a 2% discount on DRP investments as it was the most cost-effective way to raise equity capital in the quantities we were seeking. Due to our continued strong equity position, beginning in April 2008, DRP participants began receiving shares purchased in the open market.  In such open market purchases, the 2% discount is not available to participants.  SJI raised $2.1 million of equity capital through the DRP in the first six months of 2008. No equity capital was raised through the DRP in the first six months of 2009. In September 2008, we announced our intent to establish a stock repurchase program for SJI that could result in the repurchase of up to 1.5 million shares of SJI common stock at any time prior to October 2012.  No purchases have been made to date.
SJI’s capital structure was as follows:

	As of June 30, 2009	As of December 31, 2008

Common Equity	52.0%	47.4%
Long-Term Debt	34.6	33.0
Short-Term Debt	13.4	19.6
Total	100.0%	100.0%

SJG’s long-term, senior secured debt is rated “A” and “A2” by Standard & Poor’s and Moody’s Investor Services, respectively. Moody’s Investor Services raised SJG’s senior secured debt rating to “A3” from “Baal” in February of 2009, and then raised it again to “A2” in August 2009.  Moody’s also assigned an Issuer Rating of “Baa1” to SJG in August 2009.

In the first and second quarters of 2009 and 2008, SJI declared quarterly dividends to its common shareholders. SJI has paid dividends on its common stock for 57 consecutive years and has increased that dividend each year for the last ten years. The Company currently looks to grow that dividend by at least 6% to 7% per year and has a targeted payout ratio of between 50% and 60%. In setting the dividend rate, the Board of Directors of SJI considers future earnings expectations, payout ratio, and dividend yield relative to those at peer companies as well as returns available on other income-oriented investments.

SJI-49

COMMITMENTS AND CONTINGENCIES:

SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, working capital, and for environmental remediation costs. Net cash outflows for capital expenditures and remediation projects for the first six months of 2009 amounted to $36.4 million and $1.7 million, respectively. Management estimates net cash outflows for construction projects for 2009, 2010 and 2011, to be approximately $144.1 million, $95.4 million and $58.5 million, respectively. Total cash outflows for remediation projects are expected to be $5.3 million, $16.0 million and $12.6 million for 2009, 2010 and 2011, respectively.  As discussed in Notes 9 and 14 to the Financial Statements in Item 8 of SJI’s 10-K as of December 31, 2008, certain environmental costs are subject to recovery from insurance carriers and ratepayers.

As of June 30, 2009, SJI provided $79.0 million of standby letters of credit through SJI’s revolving credit facility. Letters of credit in the amount of $62.3 million support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance Marina’s initial thermal plant project. The additional outstanding letters of credit total $16.7 million, and were posted to enable SJE to market retail electricity and for various construction activities. The Company also provided two additional letters of credit under separate facilities outside of the revolving credit facility. Those letters of credit consist of a $25.3 million letter of credit provided by SJG to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG’s natural gas distribution system; and a $30.7 million letter of credit provided by Marina to support a capital contribution obligation as discussed below. These letters of credit expire in August 2009 and November 2010, respectively.

There were no significant changes to the Company’s contractual obligations described in Note 14 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2008, except for commodity supply purchase obligations which increased by approximately $50.5 million in total since December 31, 2008, due to the origination of new contracts.

Off-Balance Sheet Arrangements– An off-balance sheet arrangement is any contractual arrangement involving an unconsolidated entity under which the company has either made guarantees, or has certain other interests or obligations.

SJI-50

The Company has recorded a liability of $2.0 million in Other Noncurrent Liabilities on the condensed consolidated balance sheets as of June 30, 2009 for the fair value of the following guarantees:

•
In April 2007, SJI guaranteed certain obligations of LVE Energy Partners, LLC (LVE), an unconsolidated joint venture in which Marina has a 50% equity interest.  LVE entered into a 25-year contract with a resort developer to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada.  LVE began construction of the facility in 2007 and expected to provide full energy services in 2010 when the resort was originally scheduled to be completed. LVE suspended construction of the district energy system and central energy center in January 2009 after the resort developer’s August 2008 announcement that it was delaying the completion of construction of the resort due to the difficult environment in the capital markets and weak economic conditions.  The resort developer has indicated that they are considering different strategies to move its project forward, including opening its project in phases and obtaining a partner, but that it was unlikely construction would resume during 2009.

The district energy system and central energy center are being financed by LVE with debt that is non-recourse to SJI. LVE is currently in discussions with the banks that are financing the energy facilities to address defaults under the financing agreements. These LVE defaults have been caused by the resort developer’s construction delay and the termination of an energy services agreement by a hotel operator associated with the project. Those discussions with the banks include revising the timetable and funding schedule for the completion of construction of the energy facilities to reflect the suspension by the resort developer, and the potential contribution of additional funds. SJI, through its subsidiary Marina, is obligated to invest at least $30.4 million of equity during the construction period as discussed below and may contribute additional funds in the project to cover the incremental debt service and other related costs to be incurred during the suspension period resulting from the delay. However, we are unable to definitively quantify our incremental costs at this time, if any, as negotiations over the new terms are ongoing. LVE continues to pursue a work around plan to address the project delay by the resort developer.  The Energy Sales Agreement between LVE and the resort developer includes a payment obligation by the resort developer of certain fixed payments to be made to LVE until the project begins commercial operations. A portion of this payment obligation is guaranteed by the parent of the resort developer.  As of June 30, 2009, the Company had a net liability of approximately $6.5 million included in Other Current and Noncurrent Liabilities on the consolidated balance sheets related to this project and unsecured Notes Receivable – Affiliate of approximately $7.9 million due from LVE. SJI's risk of loss is limited to its equity contribution, contribution obligations and the unsecured notes receivable totaling approximately $40.8 million. During the first six months of 2009, SJI and the partner in this joint venture each provided support to LVE of approximately $6.6 million to cover project related costs. It is expected that the notes receivable will represent a portion of the total incremental contribution described previously.

SJI-51

SJI issued a performance guaranty for up to $180.0 million to the resort developer to ensure that certain construction milestones relating to the development of the thermal facility are met. As a result of achieving certain milestones, the guaranty has been reduced to $94.0 million as of June 30, 2009. Concurrently, SJI is the beneficiary of a surety bond purchased by the project’s general contractor that provides SJI with assurance that construction of the thermal facility will meet those same milestones. LVE has proposed a revised milestone schedule due to delays announced by the resort developer. In addition, SJI has guaranteed the obligations of LVE under certain insurance policies during the construction period.  The maximum amount that SJI could be obligated for, in the event that LVE does not have sufficient resources to make deductible payments on future claims under these insurance policies, is approximately $6.0 million.  SJI has also guaranteed certain performance obligations of LVE under the operating agreements between LVE and the resort, up to $20.0 million each year for the term of the agreement, commencing with the first year of operations.  SJI and the partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees.

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

Capital Contribution Obligation-  In December 2007, Marina and its joint venture partner agreed to each contribute approximately $30.4 million of equity to LVE as part of its construction period financing.  Marina’s obligation is secured by an irrevocable letter of credit from a bank.  The equity contribution is expected to be made in 2009.

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

SJI-52

SJI has entered into certain contracts to buy, sell, and transport natural gas and to buy and sell retail electricity.  For those derivatives not designated as hedges, we recorded the net unrealized pre-tax gain of $2.7 million and a pre-tax loss of  $43.3 million in earnings during the three months ended June 30, 2009 and 2008, respectively,  which are included with realized gains and losses in Operating Revenues — Nonutility.  For the six months ended June 30, 2009 and 2008, the net unrealized pre-tax loss of $13.6 million and $69.7 million, respectively, is included with realized gains and losses in Operating Revenues – Nonutility.  The fair value and maturity of these energy-trading contracts determined under the mark-to-market method as of June 30, 2009 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Maturity Beyond 3 Years	Total

Prices actively quoted	$30,711	$7,758	$163	$38,632

Prices provided by other external sources	20,834	6,046	12	26,892

Prices based on internal models or other valuation methods	511	292	-	803

Total	$52,056	$14,096	$175	$66,327

Liabilities
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Maturity Beyond 3 Years	Total

Prices actively quoted	$26,642	6,663	55	33,360

Prices provided by other external sources	7,503	2,323	134	9,960

Prices based on internal models or other valuation methods	10,629	1,638	130	12,397

Total	$44,774	$10,624	$319	$55,717

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Contracted volumes of our NYMEX contracts are 6.4 million decatherms (dts) with a weighted-average settlement price of $6.61 per dt.  Contracted volumes of our basis contracts are 17.7 million dts with a weighted average settlement price of $0.63 per dt.  Contracted volumes of electric are 2.4 million mwh with a weighted average settlement price of $66.49 per mwh.

SJI-53

 A reconciliation of SJI's estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Assets, January 1, 2009	$16,289
Contracts Settled During Six Months Ended June 30, 2009, Net	(7,600)
Other Changes in Fair Value from Continuing and New Contracts, Net	1,921

Net Derivatives — Energy Related Assets June 30, 2009	$10,610

Interest Rate Risk — Our exposure to interest-rate risk relates primarily to short-term, variable-rate borrowings. Short-term, variable-rate debt outstanding at June 30, 2009 was $138.6 million and averaged $148.2 million during the first six months of 2009. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $0.9 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2008 - 397 b.p. decrease; 2007 – 45 b.p. decrease; 2006 — 67 b.p. increase; 2005 — 194 b.p. increase; and 2004 — 115 b.p. decrease.  For June 2009, our average interest rate on variable-rate debt was 0.87%.

We issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of June 30, 2009, the interest costs on all but $7.1 million of our long-term debt was either at a fixed-rate or hedged via an interest rate derivative. Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates. However, due to market conditions during 2008, the demand for auction-rate securities was disrupted resulting in increased interest rate volatility for tax-exempt auction-rate debt.   As a result, the $25.0 million of tax-exempt auction-rate debt issued by the Company (and repurchased in June 2008) was exposed to changes in interest rates that were not completely mitigated by the related interest rate derivatives. The auction rate debt was converted to another form of variable rate debt and resold in the public market in August 2008. In addition, during the fourth quarter of 2008 and the first quarter of 2009, as a result of unusual market conditions, the interest rate derivatives on Marina’s variable rate demand bonds were not completely effective in mitigating the risks resulting from changes in interest rates. Consequently, the Company incurred approximately $1.2 million of additional interest income related to the ineffective portion of these interest rate derivatives during the first six months of 2009.  All of these interest rate derivatives remain in place and are expected to substantially offset future changes in interest rates on the respective securities.

SJI-54

As of June 30, 2009, SJI’s active interest rate swaps were as follows:

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

Concentration of Credit Risk - As of June 30, 2009, approximately 42.4% of the current and noncurrent Derivatives – Energy Related Assets or $28.1 million are with a single retail counterparty. This counterparty has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assignable to SJI in the event of a default by the counterparty.

Item 4. Controls and Procedures

 Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company are effective.

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company's internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SJI-55

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item is incorporated by reference to Part I, Item 2, Pending Litigation, beginning on page 52.

Item 1A. Risk Factors

There have been no material changes to our risk factors from those disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information about purchases by SJI of its own common stock during the three months ended June 30, 2009:

Period	Total Number of Shares Purchased1	Average Price Paid Per Share1	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs2	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs2
April 2009	28,861	$35.7447	-	-
May 2009	4,206	$33.4836	-	-
June 2009	-	-	-	-
Total	33,067		-	-

   1The total number of shares purchased and the average price paid per share represent shares purchased in open market transactions under the South Jersey Industries Dividend Reinvestment Plan (the “DRP”) by the administrator of the DRP.

              2On September 22, 2008, SJI publicly announced a share repurchase program under which the Company can purchase up to 5% of its currently outstanding common stock over the next four years.  As of June 30, 2009, no shares have been purchased under this program.

SJI-56

Item 4. Submission of Matters to a Vote of Security Holders

 (a)    Our annual meeting of shareholders was held on April 23, 2009.
 (b)    Class II directors (term expiring 2012) were elected as follows:

	For	Withheld
Shirli M. Billings, Ph.D	25,936,714	689,504
Thomas A. Bracken	26,166,865	459,353
Sheila Hartnet-Devlin, CFA	26,166,399	459,819

Class I directors (term expiring 2011) were elected as follows:
	For	Withheld
Walter M. Higgins III	26,225,200	401,018
Joseph H. Petrowski	26,207,948	418,270

Class I directors (with terms expiring in 2011) continuing in office are:
           Keith S. Campbell and W. Cary Edwards .

Class III directors (with terms expiring in 2010) continuing in office are:
Helen R. Bosley, Edward J. Graham, William J. Hughes, and Herman D. James.

                            (c)           The results of voting on Proposals 2 and 3 (as numbered in the 2009 Proxy Statement) were as follows:

            (2)           To amend the Certificate of Incorporation to require the annual election of each of the Company’s Directors was approved by a vote of 26,161,714 for the proposal and 381,088 against, with 83,414 abstentions.

               (3)          The appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 2009 was approved by a vote of 26,271,551 for the appointment and 289,605 against, with 65,063 abstentions.

SJI-57

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

SOUTH JERSEY INDUSTRIES, INC.
(Registrant)

Dated: August 7, 2009	By: /s/ Edward J. Graham
Edward J. Graham
Chairman, President & Chief Executive Officer

Dated: August 7, 2009	By: /s/ David A. Kindlick
David A. Kindlick
Vice President & Chief Financial Officer

 SJI-58