Form 10-Q
period 2009-09-30
SOUTH JERSEY INDUSTRIES INC
filed 2009-11-06
CIK 91928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 2, 2009, there were 29,796,232 shares of the registrant’s common stock outstanding.

SJI - 1

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements - See Pages 3 through 35

SJI - 2

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Three Months Ended
	September 30,
	2009	2008

Operating Revenues:
Utility	$55,958	$63,687
Nonutility	71,129	146,726

Total Operating Revenues	127,087	210,413

Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	31,377	40,324
- Nonutility	63,751	61,935
Operations	20,044	17,923
Maintenance	2,301	1,925
Depreciation	7,880	7,333
Energy and Other Taxes	1,649	1,646

Total Operating Expenses	127,002	131,086

Operating Income	85	79,327

Other Income and Expense	294	437

Interest Charges	(5,298)	(5,745)

(Loss) Income Before Income Taxes	(4,919)	74,019

Income Taxes	3,206	(30,367)

Equity in Earnings of Affiliated Companies	(314)	147

(Loss) Income from Continuing Operations	(2,027)	43,799

Loss from Discontinued Operations - (Net of tax benefit)	(16)	(76)

Net (Loss) Income	(2,043)	43,723

Less: Net Loss Attributable to Noncontrolling Interest in Subsidiaries	169	59

Net (Loss) Income - Attributable to South Jersey Industries, Inc.	$(1,874)	$43,782

Amounts Attributable to South Jersey Industries, Inc. Shareholders
(Loss) Income from Continuing Operations	$(1,858)	$43,858
Loss from Discontinued Operations - (Net of tax benefit)	(16)	(76)

Net (Loss) Income	$(1,874)	$43,782

Basic Earnings Per Common Share Attributable to South Jersey Industries, Inc. Shareholders:
Continuing Operations	$(0.062)	$1.475
Discontinued Operations	(0.001)	(0.002)

Basic Earnings Per Common Share	$(0.063)	$1.473

Average Shares of Common Stock Outstanding - Basic	29,796	29,729

Diluted Earnings Per Common Share Attributable to South Jersey Industries, Inc. Shareholders:
Continuing Operations	$(0.062)	$1.469
Discontinued Operations	(0.001)	(0.003)

Diluted Earnings Per Common Share	$(0.063)	$1.466

Average Shares of Common Stock Outstanding - Diluted	29,796	29,865

Dividends Declared per Common Share	$0.298	$0.270

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SJI - 3

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Nine Months Ended
	September 30,
	2009	2008

Operating Revenues:
Utility	$360,522	$393,262
Nonutility	263,224	301,038

Total Operating Revenues	623,746	694,300

Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	223,876	261,604
- Nonutility	227,392	231,141
Operations	65,034	56,805
Maintenance	6,162	5,412
Depreciation	23,169	21,758
Energy and Other Taxes	8,483	8,628

Total Operating Expenses	554,116	585,348

Operating Income	69,630	108,952

Other Income and Expense	638	1,070

Interest Charges	(14,303)	(17,246)

Income Before Income Taxes	55,965	92,776

Income Taxes	(20,068)	(38,245)

Equity in Earnings of Affiliated Companies	(1,247)	593

Income from Continuing Operations	34,650	55,124

Loss from Discontinued Operations - (Net of tax benefit)	(58)	(101)

Net Income	34,592	55,023

Less: Net Loss Attributable to Noncontrolling Interest in Subsidiaries	145	165

Net Income - Attributable to South Jersey Industries, Inc.	$34,737	$55,188

Amounts Attributable to South Jersey Industries, Inc. Shareholders
Income from Continuing Operations	$34,795	$55,289
Loss from Discontinued Operations - (Net of tax benefit)	(58)	(101)

Net Income	$34,737	$55,188

Basic Earnings Per Common Share Attributable to South Jersey Industries, Inc. Shareholders:
Continuing Operations	$1.168	$1.862
Discontinued Operations	(0.002)	(0.004)

Basic Earnings Per Common Share	$1.166	$1.858

Average Shares of Common Stock Outstanding - Basic	29,782	29,699

Diluted Earnings Per Common Share Attributable to South Jersey Industries, Inc. Shareholders:
Continuing Operations	$1.164	$1.854
Discontinued Operations	(0.002)	(0.004)

Diluted Earnings Per Common Share	$1.162	$1.850

Average Shares of Common Stock Outstanding - Diluted	29,885	29,828

Dividends Declared per Common Share	$0.893	$0.810

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SJI - 4

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	September 30,
	2009	2008

Net (Loss) Income	$(2,043)	$43,723

Other Comprehensive Loss, Net of Tax:*

Unrealized Gain (Loss) on Available-for-Sale Securities	344	(355)
Unrealized Loss on Derivatives - Other	(339)	(20)
Other Comprehensive Loss of Affiliated Companies	(600)	(347)

Other Comprehensive Loss - Net of Tax*	(595)	(722)

Comprehensive (Loss) Income	(2,638)	43,001

Less: Comprehensive Loss Attributable to Noncontrolling Interest in Subsidiaries	169	59

Comprehensive (Loss) Income Attributable to South Jersey Industries, Inc.	$(2,469)	$43,060

	Nine Months Ended
	September 30,
	2009	2008

Net Income	$34,592	$55,023

Other Comprehensive Income (Loss), Net of Tax:*

Unrealized Gain (Loss) on Available-for-Sale Securities	441	(635)
Unrealized Gain on Derivatives - Other	605	499
Other Comprehensive Income (Loss) of Affiliated Companies	1,800	(154)

Other Comprehensive Income (Loss)- Net of Tax*	2,846	(290)

Comprehensive Income	37,438	54,733

Less: Comprehensive Loss Attributable to Noncontrolling Interest in Subsidiaries	145	165

Comprehensive Income Attributable to South Jersey Industries, Inc.	$37,583	$54,898

* Determined using a combined statutory tax rate of 41.08%.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SJI - 5

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)
	Nine Months Ended
	September 30,
	2009	2008

Net Cash Provided by Operating Activities	$121,591	$32,072

Cash Flows from Investing Activities:
Capital Expenditures	(61,314)	(45,048)
Net Proceeds from (Purchase of) Restricted Investments in Margin Account	28,958	(11,150)
Purchase of Restricted Investments with Escrowed Loan Proceeds	-	(75)
Investment in Long-Term Receivables	(3,486)	(2,857)
Proceeds from Long-Term Receivables	3,633	2,923
Purchase of Company Owned Life Insurance	(4,444)	(4,287)
Investment in Affiliate	(2,436)	(781)
Advances on Notes Receivable - Affiliate	(11,647)	(4,832)
Repayment of Notes Receivable - Affiliate	1,100	-
Other	175	-

Net Cash Used in Investing Activities	(49,461)	(66,107)

Cash Flows from Financing Activities:
Net (Repayments of) Borrowings from Lines of Credit	(56,750)	40,835
Proceeds from Issuance of Long-Term Debt	-	25,000
Payments for Issuance of Long-Term Debt	(96)	(247)
Principal Repayments of Long-Term Debt	(100)	(25,079)
Dividends on Common Stock	(17,729)	(16,042)
Proceeds from Sale of Common Stock	-	2,076

Net Cash (Used in) Provided by Financing Activities	(74,675)	26,543

Net Decrease in Cash and Cash Equivalents	(2,545)	(7,492)
Cash and Cash Equivalents at Beginning of Period	5,775	11,678

Cash and Cash Equivalents at End of Period	$3,230	$4,186
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SJI - 6

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	September 30,	December 31,
	2009	2008

Assets

Property, Plant and Equipment:
Utility Plant, at original cost	$1,224,350	$1,172,014
Accumulated Depreciation	(309,473)	(295,432)
Nonutility Property and Equipment, at cost	127,594	121,658
Accumulated Depreciation	(18,778)	(15,632)

Property, Plant and Equipment - Net	1,023,693	982,608

Investments:
Available-for-Sale Securities	5,712	4,859
Restricted	2,140	31,098
Investment in Affiliates	2,310	1,966

Total Investments	10,162	37,923

Current Assets:
Cash and Cash Equivalents	3,230	5,775
Accounts Receivable	112,039	121,683
Unbilled Revenues	17,266	52,907
Provision for Uncollectibles	(6,743)	(5,757)
Natural Gas in Storage, average cost	112,963	162,387
Materials and Supplies, average cost	13,993	12,778
Prepaid Taxes	25,789	14,604
Derivatives - Energy Related Assets	45,656	63,201
Other Prepayments and Current Assets	7,536	7,506

Total Current Assets	331,729	435,084

Regulatory and Other Noncurrent Assets:
Regulatory Assets	246,791	270,434
Derivatives - Energy Related Assets	13,141	19,712
Unamortized Debt Issuance Costs	6,844	7,166
Notes Receivable - Affiliates	18,003	7,457
Contract Receivables	13,194	13,565
Other	23,044	19,478

Total Regulatory and Other Noncurrent Assets	321,017	337,812

Total Assets	$1,686,601	$1,793,427

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SJI - 7

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	September 30,	December 31,
	2009	2008

Capitalization and Liabilities

Common Equity:
Common Stock	$37,245	$37,161
Premium on Common Stock	253,643	252,495
Treasury Stock (at par)	(171)	(176)
Accumulated Other Comprehensive Loss	(21,353)	(24,199)
Retained Earnings	258,116	249,973

Total South Jersey Industries, Inc. Shareholders' Equity	527,480	515,254

Noncontrolling Interest in Subsidiaries	1,048	1,194

Total Equity	528,528	516,448

Long-Term Debt	332,684	332,784

Total Capitalization	861,212	849,232

Current Liabilities:
Notes Payable	155,800	212,550
Current Portion of Long-Term Debt	25,112	25,112
Accounts Payable	65,672	120,162
Customer Deposits and Credit Balances	19,914	14,449
Environmental Remediation Costs	18,604	13,670
Taxes Accrued	4,864	5,510
Derivatives - Energy Related Liabilities	32,372	50,925
Deferred Income Taxes - Net	20,246	25,009
Deferred Contract Revenues	6,924	5,840
Dividends Payable	8,864	-
Interest Accrued	4,797	6,519
Pension and Other Postretirement Benefits	1,031	1,031
Other Current Liabilities	12,522	19,130

Total Current Liabilities	376,722	499,907

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	203,237	184,294
Investment Tax Credits	1,596	1,832
Pension and Other Postretirement Benefits	77,733	80,835
Environmental Remediation Costs	51,090	54,495
Asset Retirement Obligations	23,047	22,553
Derivatives - Energy Related Liabilities	12,255	15,699
Derivatives - Other	8,464	14,088
Regulatory Liabilities	50,950	50,447
Other	20,295	20,045

Total Deferred Credits and Other Noncurrent Liabilities	448,667	444,288

Commitments and Contingencies (Note 12)

Total Capitalization and Liabilities	$1,686,601	$1,793,427

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SJI - 8

Notes to Unaudited Condensed Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

SJI - 9

The Company evaluated subsequent events through November 6, 2009, the date on which this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission.

REVENUE BASED TAXES — SJI collects certain revenue-based energy taxes from customers. Such taxes include New Jersey State Sales Tax, Transitional Energy Facility Assessment (TEFA) and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. TEFA and PUA are included in both utility revenue and cost of sales and totaled $1.0 million and $0.9 million for the three months periods ended  September 30, 2009 and 2008, respectively, and $6.3 million and $5.9 million for the nine months ended  September 30, 2009 and 2008, respectively.

CAPITALIZED INTEREST — SJG capitalizes interest on construction at the rate of return on rate base utilized by the New Jersey Board of Public Utilities (BPU) to set rates in its last base rate proceeding. Marina capitalizes interest on construction projects in progress based on the actual cost of borrowed funds. SJG’s amounts are included in Utility Plant and Marina’s amounts are included in Nonutility Property and Equipment on the condensed consolidated balance sheets. Interest Charges are presented net of capitalized interest on the condensed consolidated statements of income. The amount of interest capitalized by SJI for the three and nine months ended September 30, 2009 and 2008 was not significant.

DERIVATIVE INSTRUMENTS — Certain SJI subsidiaries are involved in buying, selling, transporting and storing natural gas and buying and selling retail electricity for their own accounts as well as managing these activities for other third parties. These subsidiaries are subject to market risk on expected future purchases and sales due to commodity price fluctuations. The Company uses a variety of derivative instruments to limit this exposure to market risk in accordance with strict corporate guidelines. These derivative instruments include forward contracts, swap agreements, options contracts and futures contracts. As of September 30, 2009, the Company had outstanding derivative contracts intended to limit the exposure to market risk on 24.5 MMdts of expected future purchases of natural gas, 23.6 MMdts of expected future sales of natural gas and 2.1 MMmwh of expected future purchases of electricity. These contracts, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives — Energy Related Assets or Derivatives — Energy Related Liabilities on the condensed consolidated balance sheets. The net unrealized pre-tax gains and losses for these energy related commodity contracts are included with realized gains and losses in Operating Revenues – Nonutility.

SJI - 10

As part of its gas purchasing strategy, SJG uses financial contracts through SJRG to hedge against forward price risk. The costs or benefits of these short-term contracts are recoverable through SJG’s Basic Gas Supply Service (BGSS) clause, subject to BPU approval. As of September 30, 2009 and December 31, 2008, SJG had $12.3 million and $29.0 million of unrealized losses, respectively, included in its BGSS related to open financial contracts.

The Company has also entered into interest rate derivatives to hedge exposure to increasing interest rates and the impact of those rates on cash flows of variable-rate debt. These interest rate derivatives, some of which have been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives-Other on the condensed consolidated balance sheets. The fair value represents the amount SJI would have to pay the counterparty to terminate these contracts as of those dates. There have been no significant changes to the Company’s active interest rate swaps since December 31, 2008 which are described in Note 1 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2008.

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

The unrealized gains and losses on the interest rate derivatives that have not been designated as cash flow hedges have also been included in Interest Charges. However, for selected interest rate derivatives at SJG, management believes that, subject to BPU approval, the market value upon termination can be recovered in rates and therefore these unrealized losses have been included in Other Regulatory Assets in the condensed consolidated balance sheets.

SJI - 11

 The fair values of all derivative instruments, as reflected in the condensed consolidated balance sheets as of September 30, 2009 and December 31, 2008, are as follows (in thousands):

	Fair Values of Derivative Instruments

	Asset Derivatives

	September 30, 2009		December 31, 2008

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments under GAAP

Energy related commodity contracts	Derivatives - Energy Related Assets-Current	$45,656	Derivatives - Energy Related Assets-Current	$63,201

	Noncurrent	13,141	Noncurrent	19,712
Total asset derivatives		$58,797		$82,913

	Liability Derivatives

	September 30, 2009		December 31, 2008

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under GAAP

Interest rate contracts	Derivatives - Other	$2,678	Derivatives - Other	$3,551

Derivatives not designated as hedging instruments under GAAP

Energy related commodity contracts	Derivatives - Energy Related Liabilities-Current	32,372	Derivatives - Energy Related Liabilities-Current	50,925

	Noncurrent	12,255	Noncurrent	15,699

Interest rate contracts	Derivatives - Other	5,786	Derivatives - Other	10,537
Total derivatives not designated as hedging instruments under GAAP		50,413		77,161

Total liability derivatives		$53,091		$80,712

The effect of derivative instruments on the condensed consolidated statements of income for the three and nine months ended September 30, 2009 and 2008 are as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified From Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended			Three Months Ended			Three Months Ended
	September 30,			September 30,			September 30,
	2009	2008		2009	2008		2009	2008

Interest rate contracts	$(390)	$(27)	Interest Charges	$(192)	$(164)	Interest Charges	$-	$-

SJI - 12

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified From Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Nine Months Ended			Nine Months Ended			Nine Months Ended
	September 30,			September 30,			September 30,
	2009	2008		2009	2008		2009	2008

Interest rate contracts	$514	$113	Interest Charges	$(548)	$(443)	Interest Charges	$-	$-

Derivatives Not Designated as Hedging Instruments under GAAP

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended September 30,		Nine Months Ended September 30,
		2009	2008	2009	2008

Energy related commodity contracts	Operating Revenues - Non Utility	$1,541	$71,903	$(12,019)	$2,116

Interest rate contracts	Interest Charges	(300)	-	855	-

Total		$1,241	$71,903	$(11,164)	$2,116

Net realized losses associated with SJG’s energy related financial commodity contracts of $12.5 million and $45.2 million for the three and nine months ended September 30, 2009, respectively, are not included in the above table. These contracts are part of SJG’s regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to, and recoverable through, regulatory riders, any changes in the value of SJG’s energy related financial commodity contracts are deferred in Regulatory Assets or Liabilities and there is no impact to earnings.

Certain of the Company's derivative instruments contain provisions that require immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions in the event of a material adverse change in the credit standing of the Company. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on September 30, 2009, is $28.6 million.   If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2009, the Company would have been required to settle the instruments immediately or post collateral to its counterparties of approximately $31.4 million after offsetting asset positions with the same counterparties under master netting arrangements.

SJI - 13

GAS EXPLORATION AND DEVELOPMENT - The Company capitalizes all costs associated with gas property acquisition, exploration and development activities under the full cost method of accounting. Capitalized costs include costs related to unproved properties, which are not amortized until proved reserves are found or it is determined that the unproved properties are impaired. All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. As of September 30, 2009, $3.5 million related to the acquisition of interests in proved and unproved properties in Pennsylvania is included with Nonutility Property and Equipment on the condensed consolidated balance sheets.

TREASURY STOCK – SJI uses the par value method of accounting for treasury stock. As of September 30, 2009, SJI held 137,037 shares of treasury stock. These shares are related to deferred compensation arrangements where the amounts earned are held in the stock of SJI.

NEW ACCOUNTING PRONOUNCEMENTS — In September 2006, the FASB issued new accounting guidance which defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. In October 2008, the FASB issued additional guidance to provide clarification in a market that is not active and to provide an example to illustrate key considerations in determining the fair value of a financial asset in such a non-active market. This guidance was effective in fiscal years beginning after November 15, 2007. However, for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, this guidance was effective in fiscal years beginning after November 15, 2008.  The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued new accounting guidance on business combinations which requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This guidance was effective for the first fiscal year beginning after December 15, 2008. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements.

SJI - 14

In December 2007, the FASB issued new accounting guidance on noncontrolling interests in consolidated financial statements. The new guidance requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, this guidance eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. This guidance was effective for the first fiscal year beginning after December 15, 2008.   As a result of adopting this guidance, we have disclosed on the face of our financial statements the portion of equity and net income attributable to the noncontrolling interests in consolidated subsidiaries. Additionally, we reclassified $1.2 million of noncontrolling interests from Minority Interest to Equity on the December 31, 2008 condensed consolidated balance sheet. The amount of net income attributable to noncontrolling interests for the three and nine months ended September 30, 2008 that was reclassed from Other Income and Expense to Net Loss Attributable to Noncontrolling Interest in Subsidiaries was not material. The adoption of this guidance modified our financial statement presentation, but did not have an impact on our financial statement results.

In March 2008, the FASB issued new accounting guidance on disclosures about derivative instruments and hedging activities. This guidance requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This guidance was effective for fiscal years beginning after November 15, 2008. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements.  See disclosures in Note 1.

In December 2008, the FASB issued new accounting guidance on employers’ disclosures about postretirement benefit plan assets. This guidance requires more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. This guidance is effective for reporting periods ending after December 15, 2009. Management is currently evaluating the impact that the adoption of this guidance will have on the Company’s condensed consolidated financial statements.

SJI - 15

In December 2008, the Emerging Issue Task Force issued new accounting guidance on issuer’s accounting for liabilities measured at fair value with a third-party credit enhancement.  The Task Force reached a consensus that an issuer of a liability with a third-party credit enhancement that is inseparable from the liability must treat the liability and the credit enhancement as two units of accounting. Under the guidance, the fair value measurement of the liability does not include the effect of the third-party credit enhancement; therefore, changes in the issuer’s credit standing without the support of the credit enhancement affect the fair value measurement of the issuer’s liability. Entities will need to disclose the existence of any third-party credit enhancements related to their liabilities that are within the scope of this guidance (i.e., that are measured at fair value). This guidance was effective in the first reporting period beginning on or after December 15, 2008. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements.

In December 2008, the Emerging Issue Task Force issued new accounting guidance on equity method investment accounting considerations. In this guidance, the Task Force considered the effects of existing guidance which became effective for fiscal years beginning on or after December 15, 2008, on an entity’s application of the equity method. Questions have arisen regarding the application of equity method accounting guidance because of the significant changes to the guidance on business combinations and subsidiary equity transactions and the increased use of fair value measurements. The Task Force reached a consensus clarifying the application of equity method accounting. This guidance was effective for transactions occurring in fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued new accounting guidance on interim disclosures about fair value of financial instruments. This guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also requires those disclosures in summarized financial information at interim reporting periods. This guidance was effective for interim reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements.

SJI - 16

In April 2009, the FASB issued new accounting guidance on the recognition and presentation of other-than-temporary impairments. This guidance amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance requires management to assert (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Declines in fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are to be reflected in earnings as realized losses to the extent the impairment is related to credit losses. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This new guidance was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued new accounting guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This guidance was effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements.

In May 2009, the FASB issued new accounting guidance on management’s assessment of subsequent events. Historically, management had relied on U.S. auditing literature for guidance on assessing and disclosing subsequent events. This new guidance represents the inclusion of specific guidance on subsequent events in U.S. GAAP and is directed specifically to management. The new guidance clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued.” The new guidance was effective for interim or annual financial periods ending after June 15, 2009. Management must perform its assessment for both interim and annual periods. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued new accounting guidance on the consolidation of variable interest entities (VIEs). Accordingly, companies will need to carefully reconsider previous conclusions, including (1) whether an entity is a VIE, (2) whether the company is the VIE’s primary beneficiary, and (3) what type of financial statement disclosures are required. The new guidance is effective for fiscal years beginning after November 15, 2009. Management is currently evaluating the impact that the adoption of this guidance will have on the Company’s condensed consolidated financial statements.

SJI - 17

In June 2009, the FASB issued new accounting guidance on The FASB Accounting Standards Codification™ (the “Codification”) which will become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles. The current GAAP hierarchy consists of four levels of authoritative accounting and reporting guidance. The Codification eliminates this hierarchy and replaces current GAAP (other than rules and interpretive releases of the SEC) as used by all nongovernmental entities, with just two levels of literature: authoritative and nonauthoritative. The Codification was effective for interim and annual periods ending after September 15, 2009. Calendar year-end companies are required to initially apply the Codification to their third-quarter interim financial statements. The application of the Codification did not have a material effect on the Company’s condensed consolidated financial statements.

In August 2009 the FASB issued new accounting guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with existing principles, such as an income approach or market approach. The new accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This guidance will be effective for the period ending December 31, 2009 and is not expected to have a significant impact on the Company’s condensed consolidated financial statements.

2.	STOCK-BASED COMPENSATION PLAN:

Under the Amended and Restated 1997 Stock-Based Compensation Plan, no more than 2,000,000 shares in the aggregate may be issued to SJI's officers (Officers), non-employee directors (Directors) and other key employees. The plan will terminate on January 26, 2015, unless terminated earlier by the Board of Directors. No options were granted or outstanding during the nine months ended September 30, 2009 and 2008. No stock appreciation rights have been issued under the plan. During the nine months ended September 30, 2009 and 2008, SJI granted 41,437 and 45,241 restricted shares to Officers and other key employees, respectively.   These restricted shares vest over a three-year period and are subject to SJI achieving certain market based performance targets as compared to a peer group average, which can cause the actual amount of shares that ultimately vest to range from between 0% to 150% of the original share units granted. During the nine months ended September 30, 2009 and 2008, SJI granted 9,559 and 8,667 restricted shares to Directors, respectively.  Shares issued to Directors vest over a three-year service period but contain no performance conditions. As a result, 100% of the shares granted generally vest.

SJI - 18

See Note 1 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2008 for the related accounting policy.

The following table summarizes the nonvested restricted stock awards outstanding at September 30, 2009 and the assumptions used to estimate the fair value of the awards:

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

SJI - 19

 The following table summarizes the total compensation cost for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Officers & Key Employees	$335	$286	$1,005	$858
Directors	82	67	247	201
Total Cost	417	353	1,252	1,059

Capitalized	(43)	(37)	(128)	(112)
Net Expense	$374	$316	$1,124	$947

As of September 30, 2009, there was $2.2 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 1.8 years.

The following table summarizes information regarding restricted stock award activity during the nine months ended September 30, 2009 excluding accrued dividend equivalents:

			Weighted Average
	Officers & Other		Grant Date
	Key Employees	Directors	Fair Value

Nonvested Shares Outstanding, January 1, 2009	83,103	17,928	$32.386
Granted	41,437	9,559	39.522
Forfeited	(4,689)	-	36.102
Nonvested Shares Outstanding, September 30, 2009	119,851	27,487	$34.737

During the nine months ended September 30, 2009 and 2008, SJI awarded 57,976 shares, which had vested at December 31, 2008, at a market value of $2.3 million, and 51,838 shares, which had vested at December 31, 2007, at a market value of $1.9 million, respectively. The Company has a policy of issuing new shares to satisfy its obligations under these plans; therefore, there are no cash payment requirements resulting from the normal operation of this plan. However, a change in control could result in such shares becoming nonforefeitable or immediately payable in cash.  At the discretion of the Officers, Directors and other key employees, the receipt of vested shares can be deferred until future periods.  These deferred shares are included in Treasury Stock on the condensed consolidated balance sheets.

SJI - 20

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

Summarized operating results of the discontinued operations for the three and nine months ended September 30, were (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Loss before Income Taxes:
Sand Mining	$(22)	$(22)	$(77)	$(73)
Fuel Oil	(3)	(95)	(12)	(83)
Income Tax Benefits	9	41	31	55
Loss from Discontinued Operations — Net	$(16)	$(76)	$(58)	$(101)
Earnings Per Common Share from
Discontinued Operations — Net:
Basic	$(0.001)	$(0.002)	$(0.002)	$(0.004)
Diluted	$(0.001)	$(0.003)	$(0.002)	$(0.004)

4.	COMMON STOCK:

The following shares were issued and outstanding at September 30:

2009
Beginning Balance, January 1	29,728,697
New Issues During Period:
Stock-Based Compensation Plan	67,535
Ending Balance, September 30	29,796,232

The par value ($1.25 per share) of stock issued was recorded in Common Stock and the net excess over par value of approximately $0.3 million, was recorded in Premium on Common Stock.

EARNINGS PER COMMON SHARE — Basic EPS is based on the weighted-average number of common shares outstanding.    The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 136,718 for the three months ended September 30, 2008, and 103,196 and 129,124 shares for the nine months ended September 30, 2009 and 2008, respectively. For the three months ended September 30, 2009, incremental shares of 105,422 were not included in the denominator for the diluted EPS calculation because they would have an antidilutive effect on EPS. These shares relate to SJI’s restricted stock as discussed in Note 2.

SJI - 21

DIVIDEND REINVESTMENT PLAN (DRP) — Through April 2008, shares of common stock offered through the DRP were issued directly by SJI. Beginning in April 2008, shares of common stock offered by the DRP have been purchased in open market transactions.

5.	FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS - In accordance with the terms of the Marina and certain SJG loan agreements, unused proceeds are required to be escrowed pending approved construction expenditures. As of September 30, 2009 and December 31, 2008, the escrowed proceeds, including interest earned, totaled $1.4 million.

SJRG maintains a margin account with a national investment firm to support its risk management activities. The balance required to be held in this margin account increases as the net value of the outstanding energy related financial contracts with this investment firm decrease.  As of September 30, 2009 and December 31, 2008, the balance in this account was $0.8 million and $29.7 million, respectively.

LONG-TERM RECEIVABLES — SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources.  The terms of these loans call for customers to make monthly payments over a period of up to five years with no interest.  The carrying amounts of such loans were $10.2 million and $10.1 million as of September 30, 2009 and December 31, 2008, respectively. The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Contract Receivables on the condensed consolidated balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amounts of $1.3 million and $1.2 million as of September 30, 2009 and December 31, 2008, respectively.  The annual amortization to interest is not material to the Company’s condensed consolidated financial statements.

SJI - 22

CONCENTRATION OF CREDIT RISK - As of September 30, 2009, approximately 39.3% of the current and noncurrent Derivatives – Energy Related Assets or $23.1 million are with a single retail counterparty. This counterparty has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assigned to SJI in the event of a default by the counterparty.

OTHER FINANCIAL INSTRUMENTS – The estimated fair values of SJI’s long-term debt, including current maturities, as of September 30, 2009 and December 31, 2008, were $416.6 million and $436.6 million, respectively. The carrying amounts as of September 30, 2009 and December 31, 2008, were $357.8 million and $357.9 million, respectively.  We based the estimates on interest rates available to SJI at the end of each period for debt with similar terms and maturities.  The carrying amounts of SJI’s other financial instruments approximate their fair values at September 30, 2009 and December 31, 2008.

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

 Information about SJI's operations in different reportable operating segments is presented below (in thousands):

SJI - 23

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating Revenues:
Gas Utility Operations	$56,305	$64,563	$364,253	$396,038
Wholesale Gas Operations	4,337	79,828	78,352	76,225
Retail Gas and Other Operations	20,482	37,670	81,641	138,635
Retail Electric Operations	35,725	15,313	70,187	48,876
On-Site Energy Production	9,528	14,123	28,228	37,092
Appliance Service Operations	4,002	4,891	13,233	14,100
Corporate & Services	4,375	4,139	14,536	13,135
Subtotal	134,754	220,527	650,430	724,101
Intersegment Sales	(7,667)	(10,114)	(26,684)	(29,801)
Total Operating Revenues	$127,087	$210,413	$623,746	$694,300

Operating Income:
Gas Utility Operations	$233	$1,184	$55,522	$58,613
Wholesale Gas Operations	(898)	72,122	17,843	34,474
Retail Gas and Other Operations	(49)	322	(134)	2,311
Retail Electric Operations	(753)	619	(10,441)	1,656
On-Site Energy Production	1,140	4,094	5,082	9,030
Appliance Service Operations	142	752	757	1,780
Corporate and Services	270	234	1,001	1,088
Total Operating Income	$85	$79,327	$69,630	$108,952

Depreciation and Amortization:
Gas Utility Operations	$7,287	$7,804	$24,101	$23,283
Wholesale Gas Operations	78	28	68	59
Retail Gas and Other Operations	6	4	16	13
Appliance Services Operations	76	73	219	227
On-Site Energy Production	933	784	2,747	2,289
Corporate and Services	135	111	378	312
Total Depreciation and Amortization	$8,515	$8,804	$27,529	$26,183

Interest Charges:
Gas Utility Operations	$4,085	$4,586	$12,334	$14,179
Wholesale Gas Operations	43	201	305	407
Retail Gas and Other Operations	7	3	7	111
On-Site Energy Production	1,133	905	1,479	2,515
Corporate and Services	136	317	575	942
Subtotal	5,404	6,012	14,700	18,154
Intersegment Borrowings	(106)	(267)	(397)	(908)
Total Interest Charges	$5,298	$5,745	$14,303	$17,246

Income Taxes:
Gas Utility Operations	$(1,665)	$(1,306)	$18,051	$18,706
Wholesale Gas Operations	(280)	29,554	7,553	14,199
Retail Gas and Other Operations	(19)	133	(40)	930
Retail Electric Operations	(309)	254	(4,289)	672
On-Site Energy Production	(1,221)	1,245	(1,912)	2,554
Appliance Service Operations	83	322	349	778
Corporate and Services	205	165	356	406
Total Income Taxes	$(3,206)	$30,367	$20,068	$38,245

Property Additions:
Gas Utility Operations	$24,111	$13,900	$57,732	$37,171
Wholesale Gas Operations	8	1,359	14	4,697
Retail Gas and Other Operations	-	-	14	-
Appliance Service Operations	135	5	504	25
On-Site Energy Production	3,980	1,340	5,338	2,581
Corporate and Services	77	(664)	242	44
Total Property Additions	$28,311	$15,940	$63,844	$44,518

SJI - 24

	September 30, 2009	December 31, 2008
Identifiable Assets:
Gas Utility Operations	$1,310,748	$1,354,015
Wholesale Gas Operations	152,873	196,487
Retail Gas and Other Operations	29,822	42,939
Retail Electric Operations	12,208	5,594
On-Site Energy Production	132,483	123,913
Appliance Service Operations	19,189	17,704
Discontinued Operations	1,200	1,409
Corporate and Services	50,447	91,641
Subtotal	1,708,970	1,833,702
Intersegment Assets	(22,369)	(40,275)
Total Identifiable Assets	$1,686,601	$1,793,427

7.	RATES AND REGULATORY ACTIONS:

In January 2009, SJG filed a petition with the BPU for approval of an accelerated infrastructure investment program and an associated rate tracker, which will allow the Company to accelerate $103.0 million of capital spending into 2009 and 2010.  The petition requested the Company earn a return of, and return on, investment as the capital is spent.  The petition was approved by the BPU in April 2009 and also required SJG to file a base rate case with the BPU no later than April 2011.  Also in January 2009, SJG filed a petition requesting approval of an energy efficiency program to invest $17.0 million over 2 years in energy efficiency programs for residential, commercial and industrial customers.  The petition was approved by the BPU in July 2009.  In June 2009, SJG filed its annual BGSS petition with the BPU requesting a 13.3% reduction in rates, in addition to proposing a $20.0 million refund to customers in October 2009.  The BGSS rate reduction was approved provisionally by the BPU in September 2009 and the refund was credited to the accounts of BGSS customers in October.

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

SJI - 25

Regulatory Assets consisted of the following items (in thousands):

	September 30, 2009	December 31, 2008
Environmental Remediation Costs:
Expended - Net	$48,944	$48,143
Liability for Future Expenditures	65,679	64,093
Income Taxes-Flowthrough Depreciation	1,996	2,729
Deferred Asset Retirement Obligation Costs	22,299	21,901
Deferred Gas Costs - Net	4,587	18,406
Deferred Pension and Other Postretirement Benefit Costs	79,879	80,162
Conservation Incentive Program Receivable	14,535	22,048
Societal Benefit Costs Receivable	625	1,753
Premium for Early Retirement of Debt	1,086	1,208
Other Regulatory Assets	7,161	9,991

Total Regulatory Assets	$246,791	$270,434

Regulatory Liabilities consisted of the following items (in thousands):

	September 30, 2009	December 31, 2008
Excess Plant Removal Costs	$48,689	$48,820
Other Regulatory Liabilities	2,261	1,627

Total Regulatory Liabilities	$50,950	$50,447

DEFERRED GAS COSTS – NET – Over/under collections of gas costs are monitored through SJG’s Basic Gas Supply Service Clause (BGSS) mechanism.  Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability.  Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval.  The BGSS decreased from a $18.4 million regulatory asset at December 31, 2008 to a $4.6 million regulatory asset at September 30, 2009.  A change in the fair value of energy related derivatives resulting primarily from a decrease in the average future NYMEX prices accounted for $16.7 million of the fluctuation.

9.	PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three and nine months ended September 30, 2009 and 2008, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Service Cost	$806	$800	$2,419	$2,399
Interest Cost	2,174	2,080	6,521	6,240
Expected Return on Plan Assets	(1,888)	(2,605)	(5,665)	(7,814)
Amortizations:
Prior Service Cost	70	73	209	219
Actuarial Loss	1,351	402	4,053	1,206
Net Periodic Benefit Cost	2,513	750	7,537	2,250
Capitalized Benefit Costs	(949)	(263)	(2,848)	(788)
Total Net Periodic Benefit Expense	$1,564	$487	$4,689	$1,462

SJI - 26

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Service Cost	$223	$242	$670	$726
Interest Cost	802	739	2,406	2,217
Expected Return on Plan Assets	(388)	(549)	(1,164)	(1,646)
Amortizations:
Prior Service Credits	(89)	(89)	(266)	(266)
Actuarial Loss	503	186	1,422	558
Net Periodic Benefit Cost	1,051	529	3,068	1,589
Capitalized Benefit Costs	(480)	(188)	(1,257)	(563)
Total Net Periodic Benefit Expense	$571	$341	$1,811	$1,026

Capitalized benefit costs reflected in the table above relate to SJG’s construction program.

During the nine months ended September 30, 2009 and 2008, SJI contributed $10.4 million and $5.9 million to its pension plans, respectively.

See Note 11 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2008, for additional information related to SJI’s pension and other postretirement benefits.

10.	RETAINED EARNINGS:

SJG is restricted as to the amount of cash dividends or other distributions that may be paid on its common stock by an order issued by the BPU in July 2004 that granted SJG an increase in base rates. Per the order, SJG is required to maintain total common equity of no less than $289.2 million. SJG’s total common equity balance was $420.6 million at September 30, 2009.

Various loan agreements also contain potential restrictions regarding the amount of cash dividends or other distributions that SJG may pay on its common stock. As of September 30, 2009, these loan restrictions did not affect the amount that may be distributed from either SJG’s or SJI’s retained earnings.

SJI - 27

11.	UNUSED LINES OF CREDIT:

Credit facilities and available liquidity as of September 30, 2009 were as follows (in thousands):

Company	Total Facility	Usage (A)	Available Liquidity	Expiration Date

SJG:

Revolving Credit Facility	$100,000	$80,100	$19,900	August 2011
Line of Credit	40,000	—	40,000	December 2009 (B)
Uncommitted Bank Lines	45,000	6,500	38,500	Various

Total SJG	185,000	86,600	98,400

SJI:

Revolving Credit Facility	$200,000	$172,300	$27,700	August 2011
Uncommitted Bank Lines	30,000	6,300	23,700	Various

Total SJI	230,000	178,600	51,400

Total	$415,000	$265,200	$149,800

(A)	Includes letters of credit in the amount of $109.4 million.

(B)	The Company anticipates extending this line of credit during the fourth quarter of 2009.

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary the SJI facilities can also be used to support SJG’s liquidity needs. All committed facilities contain one financial covenant regarding the ratio of total debt to total capitalization, measured on a quarterly basis. SJI and SJG were in compliance with this covenant as of September 30, 2009. Borrowings under these credit facilities are at market rates. The weighted average borrowing cost, which changes daily, was 0.70% and 3.62% at September 30, 2009 and 2008, respectively.

SJI - 28

12.	COMMITMENTS AND CONTINGENCIES:

GUARANTEES —   The Company has recorded a liability of $8.8 million which is included in Other Current Liabilities and Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the condensed consolidated balance sheets as of September 30, 2009 for the fair value of the following guarantees:

In April 2007, SJI guaranteed certain obligations of LVE Energy Partners, LLC (LVE), an unconsolidated joint venture in which Marina has a 50% equity interest.  LVE entered into a 25-year contract with a resort developer to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada.  LVE began construction of the facility in 2007 and expected to provide full energy services in 2010 when the resort was originally scheduled to be completed. LVE suspended construction of the district energy system and central energy center in January 2009 after the resort developer’s August 2008 announcement that it was delaying the completion of construction of the resort due to the difficult environment in the capital markets and weak economic conditions.  The resort developer had indicated that it was considering different strategies to move its project forward, including opening its project in phases and obtaining a partner, but that it was unlikely construction would resume during 2009. In October 2009, the resort developer announced that they do not expect to resume construction on the project for three to five years. They stated that they remain committed to having a significant presence on the Las Vegas Strip as part of a long-term growth strategy and continue to view this site as a major strategic asset.

The district energy system and central energy center are being financed by LVE with debt that is non-recourse to SJI. In September 2009, LVE reached an agreement with the banks that are financing the energy facilities to address defaults under the financing agreements. These LVE defaults were caused by the resort developer’s construction delay and the termination of an energy services agreement by a hotel operator associated with the project. As a result of these defaults, the banks had previously stopped funding the project. The terms of the new agreement require SJI and its partner in this joint venture to guaranty the payment of future interest costs by LVE through, at the latest, December 2010. SJI and its partner in this joint venture have each provided the banks with a $2.0 million irrevocable letter of credit from a bank to support this guaranty. The maximum amount of LVE interest costs to be paid by SJI under this guaranty if payments are required, and SJI was the only guarantor, would be approximately $13.6 million. In addition, SJI and its partner in this joint venture each committed to provide approximately $8.9 million of additional capital as of September 2009 to cover costs related to the termination of the energy services agreement by a hotel operator and interest costs incurred since August 2008 when the resort developer suspended construction. Of this amount, $6.7 million was in the form of an irrevocable letter of credit from a bank and the remaining $2.2 million was provided in cash. These funds are in addition to the $30.4 million capital contribution obligation discussed below. In turn, the banks waived all existing defaults under the financing agreements and were relieved of their commitment to provide additional funding. LVE continues to pursue a work around plan to address the project delay by the resort developer and intends to seek additional financing to complete the facility once construction of the resort resumes. The Energy Sales Agreement between LVE and the resort developer includes a payment obligation by the resort developer of certain fixed payments to be made to LVE beginning in the fourth quarter of 2010. A portion of this payment obligation is guaranteed by the parent of the resort developer.  As of September 30, 2009, the Company had a net liability of approximately $8.1 million included in Investment in Affiliates, Other Current Liabilities and Other Noncurrent Liabilities on the consolidated balance sheets related to this project, in addition to unsecured Notes Receivable – Affiliate of approximately $11.8 million due from LVE. As of September 30, 2009, SJI's capital at risk is limited to its equity contributions, contribution obligations and the unsecured notes receivable totaling approximately $51.4 million. During the first nine months of 2009, SJI and its partner in this joint venture each provided support to LVE of approximately $10.5 million to cover project related costs.

SJI - 29

SJI issued a performance guaranty for up to $180.0 million to the resort developer to ensure that certain construction milestones relating to the development of the thermal facility are met. As a result of achieving certain milestones, the guaranty was reduced to $94.0 million as of September 30, 2009. Concurrently, SJI is the beneficiary of a surety bond purchased by the project’s general contractor that provides security to SJI in the event of missed construction milestones. LVE has proposed a revised milestone schedule due to delays announced by the resort developer. In addition, SJI has guaranteed the obligations of LVE under certain insurance policies during the construction period.  The maximum amount that SJI could be obligated for, in the event that LVE does not have sufficient resources to make deductible payments on future claims under these insurance policies, is approximately $6.0 million.  SJI has also guaranteed certain performance obligations of LVE under the operating agreements between LVE and the resort, up to $20.0 million each year for the term of the agreement, commencing with the first year of operations.  SJI and its partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees.

SJI - 30

In August 2007, SJI guaranteed certain obligations of BC Landfill Energy, LLC (BCLE), an unconsolidated joint venture in which Marina has a 50% equity interest. BCLE has entered into a 20-year agreement with a county government to lease and operate a facility that will produce electricity from landfill methane gas. The facility went online in the fourth quarter of 2007. Although unlikely, the maximum amount that SJI could be obligated for, in the event that BCLE does not meet minimum specified levels of operating performance and no mitigating action is taken, or is unable to meet certain financial obligations as they become due, is approximately $4.0 million each year.  SJI and its partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees.

CAPITAL CONTRIBUTION OBLIGATION - In December 2007, Marina and its joint venture partner agreed to each contribute approximately $30.4 million of equity to LVE as part of its construction period financing. This equity contribution is expected to be made in 2009, and is secured by an irrevocable letter of credit from a bank. In September 2009, Marina and its joint venture partner agreed to each contribute an additional $6.7 million of equity to LVE as discussed above. This equity contribution is expected to be made in 2010, and is also secured by an irrevocable letter of credit from a bank.

COLLECTIVE BARGAINING AGREEMENTS — Unionized personnel represent 53.4% of our workforce at September 30, 2009.   The Company has collective bargaining agreements with two unions that represent these employees: the International Brotherhood of Electrical Workers (“IBEW”) and the International Association of Machinists and Aerospace Workers (“IAM”).  SJG and SJESP employees represented by the IBEW operate under new collective bargaining agreements that run through February 2013.   SJG and SJESP employees represented by the IAM recently agreed to a new collective bargaining agreement that expires in August  2014.

SJI - 31

STANDBY LETTERS OF CREDIT — As of September 30, 2009, SJI provided $109.4 million of standby letters of credit through SJI’s revolving credit facility. Letters of credit in the amount of $62.3 million support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance Marina’s initial thermal plant project and $8.7 million was posted to support SJI’s guaranty of LVE discussed above. The additional outstanding letters of credit total $38.4 million, and were posted to enable SJE to market retail electricity and for various construction activities. The Company also provided two additional letters of credit under separate facilities outside of the revolving credit facility. Those letters of credit consist of a $25.2 million letter of credit provided by SJG to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG’s natural gas distribution system; and a $30.7 million letter of credit provided by Marina to support a capital contribution obligation as discussed above. These letters of credit expire in August 2010 and November 2010, respectively.

ENVIRONMENTAL REMEDIATION COSTS — SJI incurred and recorded costs for environmental cleanup of 12 sites where SJG or its predecessors operated gas manufacturing plants. SJG stopped manufacturing gas in the 1950s. SJI and some of its nonutility subsidiaries also accrued costs for environmental cleanup of sites where SJF previously operated a fuel oil business and Morie maintained equipment, fueling stations and storage. There have been no changes to the status of the Company’s environmental remediation efforts since December 31, 2008 as described in Note 14 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2008.  However, the lower end of the range of expected remediation costs, which is recorded as a liability on the condensed consolidated balance sheets, has increased $1.5 million since December 31, 2008.  This increase is the result of revised forecasts of expected remediation costs for all sites as additional information has become available.

13.	FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES:

GAAP establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques.  The levels of the hierarchy are described below:

·	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

SJI - 32

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category as of September 30, 2009 is as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$5,712	$5,712	$-	$-
Derivatives – Energy Related Assets (B)	58,797	31,140	27,153	504
	$64,509	$36,852	$27,153	$504

Liabilities

Derivatives – Energy Related Liabilities (B)	$44,627	$22,016	$9,719	$12,892
Derivatives – Other (C)	8,464	-	8,464	-
	$53,091	$22,016	$18,183	$12,892

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

SJI - 33

(C) Derivatives – Other are valued using quoted prices on commonly quoted intervals, which are interpolated for periods different than the quoted intervals, as inputs to a market valuation model. Market inputs can generally be verified and model selection does not involve significant management judgment.

The changes in fair value measurements of Derivatives – Energy Related Assets and Liabilities  for the three and nine months ended September 30, 2009 using significant unobservable inputs (Level 3) are as follows (in thousands):

	Three Months	Nine Months

Balance at beginning of period	$(11,594)	$101
Total losses (realized/unrealized) included in earnings	(753)	(11,978)
Transfers in and/or out of Level 3, net	-	-
Purchases, sales, issuances and settlements, net	(40)	(510)

Balance at September 30, 2009	$(12,387)	$(12,387)

Total losses for 2009 included in earnings that are attributable to the change in unrealized losses relating to those assets and liabilities still held as of September 30, 2009, is $12.0 million.  These losses are included in Operating Revenues-Nonutility on the condensed consolidated statements of income.

14.	AVAILABLE–FOR–SALE SECURITIES:

The Company's portfolio of investments consists of five highly diversified funds which are not used for working capital purposes. These funds are in an unrealized loss position as of September 30, 2009. Due to the nature of the underlying securities, these funds as a whole are susceptible to changes in the economy and have been adversely affected by the economic slowdown, particularly during the fourth quarter of 2008 when the Company's investments became impaired. The Company has evaluated the near-term prospects of the overall funds in relation to the severity and duration of the impairment. Based on that evaluation, the Company recorded an insignificant impairment loss during the fourth quarter of 2008. The Company does not intend to sell the remaining funds, and it is more likely than not it will not have to sell the remaining funds before recovery of its cost basis. The Company does not consider these remaining investments to be other-than-temporarily impaired at September 30, 2009.

SJI - 34

The following table shows the gross unrealized losses and fair value of the Company's Available-for-Sale Securities with unrealized losses that are not deemed to be other-than-temporarily impaired (in thousands), aggregated by length of time that the individual funds have been in a continuous unrealized loss position at September 30, 2009.

	Less than 12 Months		Greater Than 12 Months		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable Equity Securities	$-	$-	$4,245	$655	$4,245	$655

As of September 30, 2009 and December 31, 2008, the total losses for securities with net losses included in Accumulated Other Comprehensive Loss was $0.4 million and $0.7 million, respectively.  As of September 30, 2009, securities with net gains of $0.1 million were included in Accumulated Other Comprehensive Loss. As of December 31, 2008, there were no securities with net gains included in Accumulated Other Comprehensive Loss.

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

SJI - 35

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

SJI - 36

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

Net Income (Loss) attributable to SJI for the three months ended September 30, 2009 decreased $45.7 million, or 104% to $(1.9) million compared to the three months ended September 30, 2008. Net Income for the nine months ended September 30, 2009 decreased $20.5 million, or 37% to $34.7 million compared to the nine months ended September 30, 2008. This decrease is primarily due to the change in unrealized gains and losses on derivatives used by SJRG and SJE to mitigate commodity price risk, as discussed above.  These changes are also discussed in more detail below.

SJI - 37

The following tables summarize the composition of selected SJG data for the three and nine months ended September 30 (in thousands, except for degree day data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Utility Throughput – dth:
Firm Sales -
Residential	1,706	1,559	16,070	14,490
Commercial	673	652	4,319	4,065
Industrial	26	13	231	103
Cogeneration & Electric Generation	176	156	278	528
Firm Transportation -
Residential	139	136	1,410	1,351
Commercial	647	598	4,132	3,927
Industrial	2,906	3,095	8,875	9,542
Cogeneration & Electric Generation	799	1,115	1,518	2,040

Total Firm Throughput	7,072	7,324	36,833	36,046

Interruptible Sales	-	1	4	28
Interruptible Transportation	492	509	1,700	2,034
Off-System	544	1,458	4,309	7,330
Capacity Release	10,560	20,196	28,023	47,253

Total Throughput - Utility	18,668	29,488	70,869	92,691

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Utility Operating Revenues:
Firm Sales -
Residential	$33,929	$26,587	$243,212	$214,098
Commercial	9,129	9,650	53,663	53,449
Industrial	309	874	2,637	6,051
Cogeneration & Electric Generation	1,267	2,166	2,312	7,453
Firm Transportation -
Residential	1,090	1,081	7,413	7,161
Commercial	2,449	2,124	13,435	12,532
Industrial	3,638	2,974	10,841	9,247
Cogeneration & Electric Generation	681	599	1,474	1,356

Total Firm Revenues	52,492	46,055	334,987	311,347

Interruptible Sales	(16)	22	79	304
Interruptible Transportation	465	334	1,551	1,301
Off-System	1,904	14,403	23,154	72,989
Capacity Release	1,171	3,512	3,594	9,265
Other	289	237	888	832
	56,305	64,563	364,253	396,038
Less: Intercompany Sales	(347)	(876)	(3,731)	(2,776)
Total Utility Operating Revenues	55,958	63,687	360,522	393,262

Less:
Cost of Sales	31,377	40,324	223,876	261,604
Conservation Recoveries*	1,247	1,116	6,636	6,149
RAC Recoveries*	1,210	695	3,627	2,084
EET Recoveries*	81	-	81	-
Revenue Taxes	923	871	6,264	5,913
Utility Margin	$21,120	$20,681	$120,038	$117,512

Margin:
Residential	$12,699	$12,094	$74,836	$69,230
Commercial and Industrial	6,325	6,185	28,779	27,334
Cogeneration and Electric Generation	875	641	1,750	1,540
Interruptible	8	11	96	92
Off-system & Capacity Release	208	572	1,108	2,160
Other Revenues	859	1,085	2,075	1,868
Margin Before Weather Normalization & Decoupling	20,974	20,588	108,644	102,224
CIRT Mechanism	551	-	926	-
CIP Mechanism	(409)	93	10,464	15,288
EET Mechanism	4	-	4	-
Utility Margin	$21,120	$20,681	$120,038	$117,512

Degree Days:	34	18	3,033	2,753

SJI - 38

*Represents revenues for which there is a corresponding charge in operating expenses.  Therefore, such recoveries have no impact on our financial results.

Throughput - Total gas throughput decreased 10.8 MMdts, or 36.7%, for the three months ended September 30, 2009, compared with the same period in 2008, and 21.8 MMdts, or 23.5%, for the nine months ended September 30, 2009, compared with the same period in 2008.  Off-System sales (OSS) and capacity release volume decreased substantially as SJG’s portfolio of assets available for such activities has been reduced under the Conservation Incentive Program, as discussed under “Rates and Regulation” in Item 7 of SJI’s Annual Report on Form 10-K as of December 31, 2008.    As the majority of profits from OSS and capacity release are returned to the ratepayers via a BPU-approved sharing formula, the decrease in such activities had a negligible impact on SJG earnings as reflected in the margin table above.  Firm throughput increased in the residential market, primarily on a year-to-date basis, as a result of 10.2% colder weather, as reflected by the degree day data in the table above, and the addition of 3,672 residential customers during the 12-month period ended September 30, 2009.  Changes in throughput in other customer categories were not significant.

SJI - 39

Conservation Incentive Program (CIP) - The effects of the CIP on SJG’s net income for the three and nine months ended September 30, 2009 and 2008 and the associated weather comparisons were as follows ($’s in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net Income Benefit:
CIP – Weather Related	$-	$-	$(0.1)	$1.6
CIP – Usage Related	(0.2)	0.1	6.3	7.4
Total Net Income Benefit	$(0.2)	$0.1	$6.2	$9.0

Weather Compared to 20-Year Average	30.5% warmer	62.5% warmer	0.2% colder	9.0% warmer
Weather Compared to Prior Year	85.3% colder	14.3% warmer	10.2% colder	7.8% warmer

Operating Revenues - Utility -  Revenues decreased $7.7 million, or 12.1%, during the three months ended September 30, 2009 compared to the same period in the prior year.  This was the result of a substantial decrease in off-system sales (OSS) and capacity release revenue, which decreased by $12.5 million and $2.3 million, respectively, during the third quarter of 2009 versus 2008 before eliminating intercompany transactions.  These decreases were primarily related to a reduction in SJG’s portfolio of assets available for such activities under the provisions of the CIP during 2008, as noted above under “Throughput,” and a significant decrease in the average cost per unit sold during 2009.  As a result of steady declines in the cost of natural gas prices during 2009, OSS unit sales prices had dropped from an average of $9.88 per decatherm (Dt) during the third quarter of 2008 to only $3.50 per Dt during the third quarter of 2009.  As reflected in the margin table above, the impact of lower OSS and Capacity Release did not have a material impact on the earnings of the Company, as SJG is required to share 85% of the profits of such activity with the ratepayers.  The decreases noted above were partially offset by higher revenue from firm customers in the third quarter of 2009 as a result of colder weather during the month of September 2009, compared with last September, and the addition of 3,890 customers over the last twelve months.    Further adding to revenue during the third quarter of 2009 was the recognition of $5.7 million of revenue under the Basic Gas Supply Service (BGSS) clause that had previously been deferred.  While changes in gas costs and BGSS recoveries may fluctuate from period to period, SJG does not profit from the sale of the commodity.  Therefore, corresponding fluctuations in Operating Revenue - Utility or Cost of Sales - Utility have no impact on Company profitability, as further discussed under Margin (pre-tax) – Utility.

SJI - 40

Revenues decreased $32.7 million, or 8.3%, during the nine months ended September 30, 2009 compared to the same period in the prior year.  This decrease was the result of a substantial decrease in off-system sales (OSS) and capacity release revenue, which decreased by $49.8 million and $5.7 million, respectively, during the first nine months of 2009 versus 2008 before eliminating intercompany transactions.  These decreases were partially offset by several factors including higher firm sales resulting from 10.2% colder weather during the first nine months of 2009, the addition of 3,890 customers over the last twelve months, and a higher Basic Gas Supply Service (BGSS) rate in effect during the period.  During the nine months ended September 30, 2009, the BGSS rate was 11.1% higher than the rate in effect during the same time last year and resulted in an additional $25.3 million of revenue over the prior year.   This increase was necessary to fully recover higher gas costs incurred through most of 2008.  However, as SJG does not profit from the sale of the commodity, the BGSS rate increase did not have an impact on Company profitability.

Operating Revenues — Nonutility — Combined revenues for SJI’s nonutility businesses, net of intercompany transactions, decreased by $75.6 million and $37.8 million, or 51.5% and 12.6% in the three and nine months ended September 30, 2009, respectively,  compared with the same periods in 2008.

SJE’s revenues from retail gas, net of intercompany transactions, decreased by $16.7 million and $55.2 million, or 45.2% and 40.8% for the three and nine months ended September 30, 2009, respectively, compared with the same periods in 2008. These decreases were due mainly to a 66.9% and 60.0% decrease in the average monthly NYMEX settle price during the three and nine months ended September 30, 2009, respectively, compared with the same periods in 2008. The majority of SJE’s natural gas customer contracts are market-priced. In addition, as of September 30, 2009, SJE was serving 9,184 residential customers compared with 11,181 as of September 30, 2008. Market conditions continue to make it difficult to be competitive in this market. SJE’s commercial customer count also declined from 1,316 as of September 30, 2008 to 895 as of September 30, 2009, driven mainly by the expiration of a large municipal contract early in the fourth quarter of 2008. We continue to focus our marketing efforts on the pursuit of non-heat-sensitive commercial customers in an effort to mitigate price volatility and weather risk.

SJE’s revenues from retail electricity, net of intercompany transactions, increased $22.1 million and $25.2 million for the three and nine months ended September 30, 2009, respectively, compared with the same periods in 2008. Excluding the impact of the net change in unrealized losses recorded on forward financial contracts due to price volatility of $0.9 million and $12.5 million for the three and nine months ended September 30, 2009, respectively, SJE’s revenues from retail electricity increased $23.0 million and $37.7 million or 209.6% and 99.1%, respectively. These increases were mainly due to the impact of SJE being the successful bidder on a contract to supply retail electricity to over 400 school districts located throughout the state of New Jersey beginning in April 2009.  Partially offsetting this was a 61.8% and 56.8% decrease in the average monthly Locational Marginal Price (LMP) per megawatt hour for the three and nine months ended September 30, 2009, respectively, compared with the same periods in 2008. Excluding the school district contract, essentially all of SJE’s retail electric customer contracts are market-priced.

SJI - 41

SJRG’s revenues, net of intercompany transactions, decreased $75.5 million and increased $2.2 million for the three and nine months ended September 30, 2009, respectively, compared with the same periods in 2008. Excluding the impact of the net change in unrealized gains/losses recorded on forward financial contracts due to price volatility of $69.3 million and $1.4 million, respectively.  SJRG’s revenues decreased $6.2 million and increased $3.6 million for the three and nine months ended September 30, 2009, respectively, compared to the same periods of 2008.  A summary of SJRG’s revenue for the three and nine months ended September 30 is as follows (in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
SJRG Revenue	$4.3	$79.8	$(75.5)	$78.1	$75.9	$2.2
Add: Unrealized Losses (Subtract: Unrealized Gains)	(2.4)	(71.7)	69.3	(0.6)	(2.0)	1.4
SJRG Revenue, Excluding Unrealized Losses (Gains)	$1.9	$8.1	$(6.2)	$77.5	$73.9	$3.6

The decrease in revenues for the three months ended September 30, 2009 compared with the same period of 2008 is mainly attributable to the timing of realized storage hedge gains and losses. See Gross Margin - Nonutility. The increase in revenues for the nine months ended September 30, 2009 compared with the same period of 2008 is mainly attributable to a 29.9% increase in sales of storage volumes.  As discussed in Note 1 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2008, revenues and expenses related to the energy trading activities of SJRG are presented on a net basis in Operating Revenues – Nonutility.

SJI - 42

Revenues for Marina decreased $4.6 million and $8.9 million or 32.5% and 23.9% for the three and nine months ended September 30, 2009, respectively, compared with the same periods in 2008 due mainly to lower sales rates for chilled and hot water. Lower sales rates were driven by lower underlying commodity prices. Volumetric hot water production decreased 3.4% and chilled water production increased 4.7% in the three months ended September 30, 2009 compared with the same period in 2008, respectively. Hot water production increased 6.5% and chilled water production increased 1.1% in the nine months ended September 30, 2009 compared with the same period in 2008, respectively. Additional production was mainly attributable to the opening of Borgata’s new Water Club tower in June 2008. This was offset by lower demand, particularly for chilled water, at Borgata’s other facilities mainly driven by the impact of current economic conditions on resort occupancy and significantly cooler temperatures in the summer of 2009 compared with 2008.

Revenues for SJESP decreased $0.9 million for both the three and nine months ended September 30, 2009, or 18.2% and 6.1%, respectively, compared with the same periods in 2008. Time and materials and installation revenues were negatively impacted by current depressed economic conditions.

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

Total margin increased $0.4 million, or 2.1%, for the three months ended September 30, 2009 compared with the same period in 2008 due to customer additions, as noted above, and profits earned through SJG’s Capital Investment Recovery Tracker (CIRT).   As discussed in Note 7 to the condensed consolidated financial statements, the CIRT was approved by the BPU in April 2009. The CIRT allows SJG to accelerate certain capital spending and also earn a return of, and a return on, investment at the time the investment is made. The CIRT added $0.6 million of pre-tax margin in the third quarter of 2009. Partially offsetting these increases were lower margins from OSS and capacity release resulting from decreased volumes as discussed above under “Throughput” and “Operating Revenues”.

SJI - 43

Total margin increased $2.5 million, or 2.1%, for the nine months ended September 30, 2009 compared with the same period in 2008 primarily due to customer additions, and increased earnings from the CIRT as noted above.  Partially offsetting these increases were lower margins from OSS and capacity release as noted above.  The CIP protected $10.5 million of pre-tax margin in the first nine months of 2009 that would have been lost due to lower customer usage, compared to $15.3 million in the same period last year.  Of these amounts, $(0.2) million and $2.7 million were related to weather variations and $10.7 million and $12.6 million were related to other customer usage variations in 2009 and 2008, respectively.

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

For the three and nine months ended September 30, 2009 combined gross margins for the nonutility businesses, net of intercompany transactions, decreased $77.4 million and $34.1 million, respectively, compared with the same periods in 2008. This decrease is primarily due to the following:

▪
Gross margin for SJRG decreased $72.9 million and $16.2 million for the three and nine months ended September 30, 2009 compared with the same periods in 2008. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts as discussed above, gross margin for SJRG decreased $3.6 million and $14.8 million for the three and nine months ended September 30, 2009, respectively, compared with the same periods in 2008 due to the timing of realized hedge gains and losses related to our storage assets. Storage assets allow SJRG to lock in the differential between purchasing natural gas at low current prices and selling equivalent quantities at higher future prices. Gross margin is generated via seasonal pricing differentials. While this margin will be attained over the transaction cycle, the timing of physical injections and withdraws and related hedge settlements can cause earnings fluctuations for accounting purposes due to the volatile nature of wholesale gas prices. During the summer injection season of 2008, NYMEX prices increased significantly. Typical to our business cycle, prior to the summer injection season, we entered into financial hedges designed to protect our ultimate injection prices at a time when NYMEX prices were relatively low. These contracts settled in the injection months when the NYMEX had risen considerably and thus produced significant realized hedge gains which were recorded into earnings. During this period we purchased more expensive physical gas that was injected into storage. During the summer injection season of 2009, just the opposite occurred as NYMEX prices fell considerably and our hedge contracts were settled at significant losses which were also recorded into earnings. However, during this period we were able to purchase physical injection gas at relatively low prices.

SJI - 44

▪
Gross margin for Marina decreased $2.3 million and $3.1 million for the three and nine months ended September 30, 2009, respectively, compared with the same periods in 2008 due mainly to a decrease in chilled and hot water billing rates. Gross margin as a percentage of Operating Revenues increased 1.6 and 5.2 percentage points in the three and nine months ended September 30, 2009, respectively, compared with the same periods in 2008 due to a decrease in low-margin electric sales to Borgata. As per our contract, the billing rates are designed to recover the underlying commodity costs over time. However during interim periods, certain components of the underlying commodity costs are not adjusted proportionately.

▪
Gross margin from SJE’s retail gas sales decreased $0.7 million and $2.5 million for the three and nine months ended September 30, 2009, respectively, compared with the same periods in 2008 due mainly to lower customer counts (See Operating Revenues – Nonutility). Also, during the first quarter of 2008, SJE partially recovered losses from a full requirements customer in the commercial market that were recognized in 2006. Gross margin as a percentage of Operating Revenues did not change significantly for the three and nine months ended September 30, 2009 compared with the same periods in 2008.

SJI - 45

▪
Gross margin from SJE’s retail electricity sales decreased $1.0 million and $11.6 million in the three and nine months ended September 30, 2009, respectively, compared with the same periods in 2008. Excluding the impact of a $0.9 million and $12.5 million increase in unrealized losses recorded on forward financial contracts for the three and nine months ended September 30, 2009, gross margin decreased $0.1 million and increased $0.9 million in the three and nine months ended September 30, 2009 compared with the same periods in 2008. Margins for the comparative three month periods declined due to three main factors. First, we recovered some previously expensed costs in 2008. Second, several of our larger higher margin customers consumed significantly fewer volumes in 2009. Third, charges for transmission and marginal losses were substantially higher in 2009.  For the nine month comparative periods, the impact of the items noted above were more than offset by the impact of the school bid as mentioned in Operating Revenues - Nonutility. Excluding the impact of the unrealized losses, gross margin as a percentage of Operating Revenues decreased 5.3 and 1.7 percentage points for the three and nine months ended September 30, 2009, respectively, compared with the same periods in 2008.

▪
Gross margin for SJESP decreased $0.5 million and $0.6 million during the three and nine months ended September 30, 2009 compared with the same periods in 2008.  Gross margin as a percentage of Operating Revenues decreased 2.8 percentage points and 2.0 percentage points for the three and nine months ended September 30, 2009, respectively, compared with the same periods in 2008 due mainly to higher personnel-related costs.

 Operations Expense — A summary of net changes in operations expense, for the three and nine months ended  September 30, follows (in thousands):

SJI - 46

	Three Months Ended September 30, 2009 vs. 2008	Nine Months Ended September 30, 2009 vs. 2008

Utility	$1,351	$6,062
Nonutility:
Wholesale Gas	156	430
Retail Gas and Other	(353)	(33)
Retail Electricity	348	453
On-Site Energy Production	577	956
Appliance Service	112	409
Total Nonutility	840	2,215
Intercompany Eliminations and Other	(70)	(48)
Total Operations	$2,121	$8,229

Utility operations expense increased $1.4 million and $6.1 million for the three and nine months ended September 30, 2009, as compared with the same periods in 2008.  The increase is primarily due to the cost of providing pension and other postretirement benefit plans which increased by $1.0 million and $3.0 million during the three and nine months ended September 30, 2009 compared to the same periods last year, respectively, as a result of significant losses in the assets of those plans during 2008. The company also experienced moderate increases in governance, compliance, employee compensation costs and expenses associated with uncollectible customer accounts as a result of normal fluctuations in customer account receivable balances due to colder weather in 2009.

Nonutility operations expense increased $0.8 million and $2.2 million for the three and nine months ended September 30, 2009, respectively, compared with the same periods in 2008 due mainly to increases in governance, compliance and employee compensation costs.

Other changes in operations expense during 2009 were not significant.

Other Operating Expenses —Changes in other consolidated operating expenses which consist of Maintenance, Depreciation, and Energy and Other Taxes for the three and nine months ended September 30, 2009, respectively, compared with the same periods in 2008, were not significant.

Interest Charges – Interest charges decreased by $0.4 million and $2.9 million for the three and nine month periods ended September 30, 2009, respectively, compared with the same periods in 2008, due primarily to significantly lower interest rates on short-term debt during 2009.  The impact of lower interest rates was partially offset by higher average short-term debt outstanding during the first nine months of 2009 compared to 2008.

SJI - 47

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

Cash Flows from Operating Activities —  Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $121.6 million and $32.1 million in the first nine months of 2009 and 2008, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries. Net cash provided by operating activities in the first nine months of 2009 compared favorably to the same period in 2008 as the price of natural gas in storage at the end of 2008 was much higher than at the prior year end. Those higher prices were reflected in prices charged to customers. The withdrawal of that gas from inventory and the subsequent replenishment of those inventories with low priced gas, coupled with higher weather related customer demand, significantly increased cash inflows in the first nine months of 2009. The higher weather related demand also increased collections from customers under regulatory clauses. The company has also incurred lower environmental remediation costs in 2009 compared to 2008.

Cash Flows from Investing Activities —   SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. Net cash outflows for capital expenditures, which are primarily construction projects, for the first nine months of 2009 and 2008 amounted to $61.3 million and $45.0 million, respectively. The increase is primarily due to the accelerated infrastructure investment program at SJG which was approved by the BPU in April 2009 and allows the Company to accelerate $103.0 million of capital spending into 2009 and 2010.  We estimate the net cash outflows for construction projects for fiscal years 2009, 2010 and 2011 to be approximately $139.6 million, $107.4 million and $58.5 million, respectively.

SJI - 48

In support of its risk management activities, SJRG is required to maintain a margin account with a national investment firm as collateral for its forward contracts, swap agreements, options contracts and futures contracts. This margin account is included in Restricted Investments or Margin Account Liability, depending upon the value of the related financial contracts, (the change in the Margin Account Liability is reflected in cash flows from Operating Activities) on the condensed consolidated balance sheets. The required amount of restricted investments changes on a daily basis due to fluctuations in the market value of the related outstanding contracts and are difficult to predict. Margin posted by SJRG decreased by $29.0 million in the first nine months of 2009, compared with an increase of $15.3 million in the first nine months of 2008.

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

Credit facilities and available liquidity as of September 30, 2009 were as follows (in thousands):

Company	Total Facility	Usage (A)	Available Liquidity	Expiration Date

SJG:

Revolving Credit Facility	$100,000	$80,100	$19,900	August 2011
Line of Credit	40,000	—	40,000	December 2009 (B)
Uncommitted Bank Lines	45,000	6,500	38,500	Various

Total SJG	185,000	86,600	98,400

SJI:

Revolving Credit Facility	$200,000	$172,300	$27,700	August 2011
Uncommitted Bank Lines	30,000	6,300	23,700	Various

Total SJI	230,000	178,600	51,400

Total	$415,000	$265,200	$149,800

SJI - 49

(A)	Includes letters of credit in the amount of $109.4 million.

(B)	The Company anticipates extending this line of credit during the fourth quarter of 2009.

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary the SJI facilities can also be used to support SJG’s liquidity needs. All committed facilities contain one financial covenant regarding the ratio of total debt to total capitalization, measured on a quarterly basis. SJI and SJG were in compliance with this covenant as of September 30, 2009. Borrowings under these credit facilities are at market rates. The weighted average borrowing cost, which changes daily, was 0.70% and 3.62% at September 30, 2009 and 2008, respectively.

Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business’ future liquidity needs.

SJI supplements its operating cash flow and credit lines with both debt and equity capital.  Over the years, SJG has used long-term debt, primarily in the form of First Mortgage Bonds and Medium Term Notes (MTN), secured by the same pool of utility assets, to finance its long-term borrowing needs.  These needs are primarily capital expenditures for property, plant and equipment.  While no long-term borrowings were made in 2008, in September 2009, SJG received approval from the New Jersey Board of Public Utilities to issue up to $150 million in long-term debt through September 2011.  The timing, terms and amount will vary depending on market conditions.

SJI raised equity capital in the past three years through its Dividend Reinvestment Plan (DRP). Historically, participants in SJI's DRP received newly issued shares. Through the end of March 2008, we offered a 2% discount on DRP investments as it was the most cost-effective way to raise equity capital in the quantities we were seeking. Due to our continued strong equity position, beginning in April 2008, DRP participants began receiving shares purchased in the open market.  In such open market purchases, the 2% discount is not available to participants.  SJI raised $2.1 million of equity capital through the DRP in the first nine months of 2008. No equity capital was raised through the DRP in the first nine months of 2009. In September 2008, we announced our intent to establish a stock repurchase program for SJI that could result in the repurchase of up to 1.5 million shares of SJI common stock at any time prior to October 2012.  No purchases have been made to date.

SJI - 50

SJI’s capital structure was as follows:

	As of September 30, 2009	As of December 31, 2008

Common Equity	50.7%	47.4%
Long-Term Debt	34.3	33.0
Short-Term Debt	15.0	19.6
Total	100.0%	100.0%

SJG’s long-term, senior secured debt is rated “A” and “A2” by Standard & Poor’s and Moody’s Investor Services, respectively. Moody’s Investor Services raised SJG’s senior secured debt rating to “A3” from “Baal” in February of 2009, and then raised it again to “A2” in August 2009.  Moody’s also assigned an Issuer Rating of “Baa1” to SJG in August 2009.

In the first three quarters of 2009 and 2008, SJI declared quarterly dividends to its common shareholders. SJI has paid dividends on its common stock for 57 consecutive years and has increased that dividend each year for the last ten years. The Company currently looks to grow that dividend by at least 6% to 7% per year and has a targeted payout ratio of between 50% and 60%. In setting the dividend rate, the Board of Directors of SJI considers future earnings expectations, payout ratio, and dividend yield relative to those at peer companies as well as returns available on other income-oriented investments.  However, there can be no assurance that the Company will be able to continue to increase the dividend, meet the targeted payout ratio or pay a dividend at all in the future.

COMMITMENTS AND CONTINGENCIES:

SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, working capital, and for environmental remediation costs. Net cash outflows for capital expenditures and remediation projects for the first nine months of 2009 amounted to $61.3 million and $3.5 million, respectively. Management estimates net cash outflows for construction projects for 2009, 2010 and 2011, to be approximately $139.6 million, $107.4 million and $58.5 million, respectively. Total cash outflows for remediation projects are expected to be $5.3 million, $21.3 million and $11.7 million for 2009, 2010 and 2011, respectively.  As discussed in Notes 9 and 14 to the Financial Statements in Item 8 of SJI’s 10-K as of December 31, 2008, certain environmental costs are subject to recovery from insurance carriers and ratepayers.

SJI - 51

As of September 30, 2009, SJI provided $109.4 million of standby letters of credit through SJI’s revolving credit facility. Letters of credit in the amount of $62.3 million support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance Marina’s initial thermal plant project and $8.7 million was posted to support SJI’s guaranty of LVE discussed below. The additional outstanding letters of credit total $38.4 million, and were posted to enable SJE to market retail electricity and for various construction activities. The Company also provided two additional letters of credit under separate facilities outside of the revolving credit facility. Those letters of credit consist of a $25.2 million letter of credit provided by SJG to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG’s natural gas distribution system; and a $30.7 million letter of credit provided by Marina to support a capital contribution obligation as discussed below. These letters of credit expire in August 2010 and November 2010, respectively.

There were no significant changes to the Company’s contractual obligations described in Note 14 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2008, except for commodity supply purchase obligations which decreased by approximately $53.1 million in total since December 31, 2008, due to the expiration of obligations during the nine months ended September 2009.

Off-Balance Sheet Arrangements– An off-balance sheet arrangement is any contractual arrangement involving an unconsolidated entity under which the company has either made guarantees, or has certain other interests or obligations.

The Company has recorded a liability of $8.8 million which is included in Other Current Liabilities and Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the condensed consolidated balance sheets as of September 30, 2009 for the fair value of the following guarantees:

SJI - 52

In April 2007, SJI guaranteed certain obligations of LVE Energy Partners, LLC (LVE), an unconsolidated joint venture in which Marina has a 50% equity interest.  LVE entered into a 25-year contract with a resort developer to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada.  LVE began construction of the facility in 2007 and expected to provide full energy services in 2010 when the resort was originally scheduled to be completed. LVE suspended construction of the district energy system and central energy center in January 2009 after the resort developer’s August 2008 announcement that it was delaying the completion of construction of the resort due to the difficult environment in the capital markets and weak economic conditions.  The resort developer had indicated that it was considering different strategies to move its project forward, including opening its project in phases and obtaining a partner, but that it was unlikely construction would resume during 2009. In October 2009, the resort developer announced that they do not expect to resume construction on the project for three to five years. They stated that they remain committed to having a significant presence on the Las Vegas Strip as part of a long-term growth strategy and continue to view this site as a major strategic asset.

The district energy system and central energy center are being financed by LVE with debt that is non-recourse to SJI. In September 2009, LVE reached an agreement with the banks that are financing the energy facilities to address defaults under the financing agreements. These LVE defaults were caused by the resort developer’s construction delay and the termination of an energy services agreement by a hotel operator associated with the project. As a result of these defaults, the banks had previously stopped funding the project. The terms of the new agreement require SJI and its partner in this joint venture to guaranty the payment of future interest costs by LVE through, at the latest, December 2010. SJI and its partner in this joint venture have each provided the banks with a $2.0 million irrevocable letter of credit from a bank to support this guaranty. The maximum amount of LVE interest costs to be paid by SJI under this guaranty if payments are required, and SJI was the only guarantor, would be approximately $13.6 million. In addition, SJI and its partner in this joint venture each committed to provide approximately $8.9 million of additional capital as of September 2009 to cover costs related to the termination of the energy services agreement by a hotel operator and interest costs incurred since August 2008 when the resort developer suspended construction. Of this amount, $6.7 million was in the form of an irrevocable letter of credit from a bank and the remaining $2.2 million was provided in cash. These funds are in addition to the $30.4 million capital contribution obligation discussed below. In turn, the banks waived all existing defaults under the financing agreements and were relieved of their commitment to provide additional funding. LVE continues to pursue a work around plan to address the project delay by the resort developer and intends to seek additional financing to complete the facility once construction of the resort resumes. The Energy Sales Agreement between LVE and the resort developer includes a payment obligation by the resort developer of certain fixed payments to be made to LVE beginning in the fourth quarter of 2010. A portion of this payment obligation is guaranteed by the parent of the resort developer.  As of September 30, 2009, the Company had a net liability of approximately $8.1 million included in Investment in Affiliates, Other Current Liabilities and Other Noncurrent Liabilities on the consolidated balance sheets related to this project, in addition to unsecured Notes Receivable – Affiliate of approximately $11.8 million due from LVE. As of September 30, 2009, SJI's capital at risk is limited to its equity contributions, contribution obligations and the unsecured notes receivable totaling approximately $51.4 million. During the first nine months of 2009, SJI and its partner in this joint venture each provided support to LVE of approximately $10.5 million to cover project related costs.

SJI - 53

SJI issued a performance guaranty for up to $180.0 million to the resort developer to ensure that certain construction milestones relating to the development of the thermal facility are met. As a result of achieving certain milestones, the guaranty was reduced to $94.0 million as of September 30, 2009. Concurrently, SJI is the beneficiary of a surety bond purchased by the project’s general contractor that provides security to SJI in the event of missed construction milestones. LVE has proposed a revised milestone schedule due to delays announced by the resort developer. In addition, SJI has guaranteed the obligations of LVE under certain insurance policies during the construction period.  The maximum amount that SJI could be obligated for, in the event that LVE does not have sufficient resources to make deductible payments on future claims under these insurance policies, is approximately $6.0 million.  SJI has also guaranteed certain performance obligations of LVE under the operating agreements between LVE and the resort, up to $20.0 million each year for the term of the agreement, commencing with the first year of operations.  SJI and its partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees.

SJI - 54

SJI has also guaranteed certain obligations of BC Landfill Energy, LLC (BCLE), an unconsolidated joint venture in which Marina has a 50% equity interest.  BCLE has entered into a 20-year agreement with a county government to lease and operate a facility that will produce electricity from landfill methane gas.  The facility went online in the fourth quarter of 2007.  Although unlikely, the maximum amount that SJI could be obligated for, in the event that BCLE does not meet minimum specified levels of operating performance and no mitigating action is taken, or is unable to meet certain financial obligations as they become due, is approximately $4.0 million each year.  SJI and its partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees.  SJI holds a variable interest in BCLE but is not the primary beneficiary.

Capital Contribution Obligation-  In December 2007, Marina and its joint venture partner agreed to each contribute approximately $30.4 million of equity to LVE as part of its construction period financing.  Marina’s obligation is secured by an irrevocable letter of credit from a bank.  The equity contribution is expected to be made in 2009.  In September 2009, Marina and its joint venture partner agreed to each contribute an additional $6.7 million of equity to LVE as discussed above. This equity contribution is expected to be made in 2010, and is also secured by an irrevocable letter of credit from a bank.

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

SJI - 55

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

SJI has entered into certain contracts to buy, sell, and transport natural gas and to buy and sell retail electricity.  For those derivatives not designated as hedges, we recorded the net unrealized pre-tax gain of $1.5 million and  $71.9 million in earnings during the three months ended September 30, 2009 and 2008, respectively,  which are included with realized gains and losses in Operating Revenues — Nonutility.  For the nine months ended September 30, 2009 and 2008, the net unrealized pre-tax loss of $12.0 million and the pre-tax gain of $2.1 million are included with realized gains and losses in Operating Revenues – Nonutility.  The fair value and maturity of these energy-trading contracts determined under the mark-to-market method as of September 30, 2009 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Maturity Beyond 3 Years	Total

Prices actively quoted	$25,548	$5,496	$96	$31,140

Prices provided by other external sources	19,672	7,358	123	27,153

Prices based on internal models or other valuation methods	436	68	-	504

Total	$45,656	$12,922	$219	$58,797

SJI - 56

Liabilities
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Maturity Beyond 3 Years	Total

Prices actively quoted	$15,827	$6,130	$59	$22,016

Prices provided by other external sources	6,049	3,655	15	9,719

Prices based on internal models or other valuation methods	10,496	2,315	81	12,892

Total	$32,372	$12,100	$155	$44,627

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Contracted volumes of our NYMEX contracts are 0.9 million decatherms (dts) with a weighted-average settlement price of $6.81 per dt.  Contracted volumes of our basis contracts are 14.8 million dts with a weighted average settlement price of $0.74 per dt.  Contracted volumes of electric are 2.1 million mwh with a weighted average settlement price of $66.49 per mwh.

 A reconciliation of SJI's estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Assets, January 1, 2009	$16,289
Contracts Settled During Nine Months Ended September 30, 2009, Net	(6,991)
Other Changes in Fair Value from Continuing and New Contracts, Net	4,872

Net Derivatives — Energy Related Assets September 30, 2009	$14,170

Interest Rate Risk — Our exposure to interest-rate risk relates primarily to short-term, variable-rate borrowings. Short-term, variable-rate debt outstanding at September 30, 2009 was $155.8 million and averaged $152.7 million during the first nine months of 2009. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $0.9 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2008 - 397 b.p. decrease; 2007 – 45 b.p. decrease; 2006 — 67 b.p. increase; 2005 — 194 b.p. increase; and 2004 — 115 b.p. decrease.  For September 2009, our average interest rate on variable-rate debt was 0.76%.

SJI - 57

We issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of September 30, 2009, the interest costs on all but $7.1 million of our long-term debt was either at a fixed-rate or hedged via an interest rate derivative. Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates. However, due to market conditions during 2008, the demand for auction-rate securities was disrupted resulting in increased interest rate volatility for tax-exempt auction-rate debt.   As a result, the $25.0 million of tax-exempt auction-rate debt issued by the Company (and repurchased in June 2008) was exposed to changes in interest rates that were not completely mitigated by the related interest rate derivatives. The auction rate debt was converted to another form of variable rate debt and resold in the public market in August 2008. In addition, during the fourth quarter of 2008 and the first quarter of 2009, as a result of unusual market conditions, the interest rate derivatives on Marina’s variable rate demand bonds were not completely effective in mitigating the risks resulting from changes in interest rates. Consequently, the Company recognized approximately $0.9 million of additional interest income related to the ineffective portion of these interest rate derivatives during the first nine months of 2009.  All of these interest rate derivatives remain in place and are expected to substantially offset future changes in interest rates on the respective securities.

As of September 30, 2009, SJI’s active interest rate swaps were as follows:

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

Concentration of Credit Risk - As of September 30, 2009, approximately 39.3% of the current and noncurrent Derivatives – Energy Related Assets or $23.1 million are with a single retail counterparty. This counterparty has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assignable to SJI in the event of a default by the counterparty.

SJI - 58

Item 4. Controls and Procedures

 Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company are effective.

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company's internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item is incorporated by reference to Part I, Item 2, Pending Litigation, beginning on page 55.

Item 1A. Risk Factors

There have been no material changes to our risk factors from those disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

SJI - 59

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information about purchases by SJI of its own common stock during the three months ended September 30, 2009:

Period	Total Number of Shares Purchased1	Average Price Paid Per Share1	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs2	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs2
July 2009	30,596	$36.4057	-	-
August 2009	4,508	$34.9408	-	-
September 2009	-	-	-	-
Total	35,104		-	-

   1The total number of shares purchased and the average price paid per share represent shares purchased in open market transactions under the South Jersey Industries Dividend Reinvestment Plan (the “DRP”) by the administrator of the DRP.
              2On September 22, 2008, SJI publicly announced a share repurchase program under which the Company can purchase up to 5% of its currently outstanding common stock over the next four years.  As of September 30, 2009, no shares have been purchased under this program.

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

SJI - 60

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

SOUTH JERSEY INDUSTRIES, INC.
(Registrant)

Dated: November 6, 2009	By: /	s/ Edward J. Graham
Edward J. Graham
Chairman, President & Chief Executive Officer

Dated: November 6, 2009	By:	/s/ David A. Kindlick
David A. Kindlick
Vice President & Chief Financial Officer

SJI - 61