Form 10-K
period 2009-12-31
SOUTH JERSEY INDUSTRIES INC
filed 2010-03-01
CIK 91928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:  Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act:  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

SJI - 1

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2009 was $1,034,720,588. As of February 22, 2010, there were 29,812,932 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

In Part I of Form 10-K: None
In Part II of Form 10-K: None
In Part III of Form 10-K:  Portions of the registrant’s proxy statement filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s 2010 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

SJI - 2

SJI - 3

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

SJI - 4

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

SJI - 5

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

Sources and Availability of Raw Materials

South Jersey Gas Company

Transportation and Storage Agreements

SJG has direct connections to the interstate natural gas pipeline systems of both Transcontinental Gas Pipe Line Company, LLC (Transco) and Columbia Gas Transmission, LLC (Columbia). During 2009, SJG purchased and had delivered approximately 34.4 Million decatherms (MMdts) of natural gas for distribution to both on-system and off-system customers. Of this total, 22.5 MMdts were transported on the Transco pipeline system while 11.9 MMdts were transported on the Columbia pipeline system. SJG also secures firm transportation and other long term services from two additional pipelines upstream of the Transco and Columbia systems. They include Columbia Gulf Transmission Company, LLC (Columbia Gulf) and Dominion Transmission, Inc. (Dominion). Services provided by these upstream pipelines are utilized to deliver gas into either the Transco or Columbia systems for ultimate delivery to SJG. Services provided by all of the above-mentioned pipelines are subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC).  Unless otherwise indicated, our intentions are to renew or extend these service agreements before they expire.

SJI - 6

Transco:

Transco is SJG’s largest supplier of long-term gas transmission services which includes both year-round and seasonal firm transportation (FT) service arrangements. When combined, these FT services enable SJG to purchase gas from third parties and have delivered to its city gate stations by Transco a total of 280,525 dts per day (dts/d). Of this total, 133,917 dts/d is long-haul FT (where gas can be transported from the production areas of the Southwest to the market areas of the Northeast) while 146,608 dts/d is market area FT. The terms of SJG’s year-round agreements extend for various periods through 2025. The terms of its seasonal agreements vary in length with the longest extending into 2013.

Of the 280,525 dts/d of Transco services mentioned above, SJG has released a total of 89,800 dts/d of its long-haul FT and 25,565 dts/d of its market area FT service.  These releases were made in association with SJG’s Conservation Incentive Program (CIP) discussed further under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SJG currently has six long-term gas storage service agreements with Transco that, when combined, are capable of storing approximately 5.0 MMdts. Through these agreements, SJG can inject gas into market and production area storages during periods of low demand and extract gas at a Maximum Daily Withdrawal Quantity (MDWQ) of up to 107,407 dts during periods of high demand. The terms of these storage service agreements extend for various periods from 2009 to 2013.  During 2008, SJG released 17,433 dts/d of Transco SS-1 storage demand and 1,353,159 dts of its SS-1 storage capacity (both represent 100 percent of this service) thereby reducing its Transco maximum daily storage withdrawal quantity to 107,407 dts/d, and its storage capacity to approximately 5.0 MMdts.  Also released was 17,433 dts/d of winter season firm transportation service associated with SS-1 storage service.

Dominion:

SJG currently subscribes to a single firm transportation service from Dominion under Rate Schedule FTNN.  This service facilitates the transportation of up to 5,545 dts/d from various Appalachian aggregation points to Transco’s Leidy Line for ultimate delivery to SJG city gate stations during the winter season (November through March) each year.  The initial primary term of this agreement extends through October 31, 2010.

SJI - 7

SJG also subscribes to a firm storage service from Dominion, under its Rate Schedule GSS.  This storage has a MDWQ of 10,000 dts during the period between November 16 and March 31 of each winter season, with an associated total storage capacity of 423,000 dts.  Gas withdrawn from Dominion GSS storage is delivered through both the Dominion and Transco (Leidy Line) pipeline systems for delivery to SJG service territory.  The primary term of this agreement extends through March 31, 2015.

Columbia:

SJG has two firm transportation agreements with Columbia which, when combined, provide for 45,022 dts/d of firm deliverability and extend through October 31, 2019.  In 2009, SJG released 14,714 dts/d of this amount to SJRG in conjunction with its CIP thereby reducing the availability of firm transportation on the Columbia system to 30,308 dts/d.

SJG also subscribes to a firm storage service (FSS) with Columbia under three separate agreements, the longest of which extends through October 31, 2019.  When combined, these three FSS storage agreements provide SJG with a winter season MDWQ of 52,891 dts with an associated 3,473,022 dts of storage capacity.  During 2009, SJG released to SJRG 17,500 dts of its FSS MDWQ along with 1,249,485 dts of its Columbia FSS storage capacity.  In addition, SJG also released to SJRG 17,500 dts of its Columbia SST MDWQ transportation service which is associated with FSS service.  Both of these releases were made by SJG in connection with its CIP.

Columbia Gulf:

Entering 2009, SJG had one firm transportation agreement with Columbia Gulf which provided up to 45,985 dts/d of firm deliverability in the winter season and 43,137 dts/d during the summer season.  This service facilitates the movement of gas from the production area in southern Louisiana to an interconnect with the Columbia pipeline system at Leach, KY.  During 2009, SJG permanently released this capacity to SJRG.

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

SJI - 8

Supplemental Gas Supplies

During 2009, SJG entered into two seasonal Liquefied Natural Gas (LNG) sales agreements with two separate third party suppliers. The term of the first agreement which was used during the 2009 summer season to refill SJG’s storage tank, extended through November 30, 2009, and had an associated contract quantity of 250,000 dts. The second agreement was acquired to replenish LNG in storage during the 2009-2010 winter season.  This agreement extends through March 31, 2010 and provides SJG with up to 250,000 dts of LNG.

SJG operates peaking facilities which can store and vaporize LNG for injection into its distribution system. SJG’s LNG facility has a storage capacity equivalent to 434,300 dts of natural gas and has an installed capacity to vaporize up to 96,750 dts of LNG per day for injection into its distribution system.

Entering 2009, SJG operated a high-pressure pipe storage field at its New Jersey LNG facility which was capable of storing 12,420 dts of gas and injecting up to 10,350 dts/d into SJG’s distribution system.  During 2009, SJG retired this high-pressure storage field as it was no longer required for peaking services.

Peak-Day Supply

SJG plans for a winter season peak-day demand on the basis of an average daily temperature of 2 degrees Fahrenheit (F). Gas demand on such a design day for the 2009-2010 winter season is estimated to be 459,139 dts. SJG projects that it has adequate supplies and interstate pipeline entitlements to meet its design requirements. SJG experienced its highest peak-day demand for calendar year 2009 of 429,281 dts on January 16th while experiencing an average temperature of 12.22 degrees F that day.

SJI - 9

Natural Gas Prices

SJG’s average cost of natural gas purchased and delivered in 2009, 2008 and 2007, including demand charges, was $8.38 per dt, $9.90 per dt and $9.07 per dt, respectively.

South Jersey Energy Company

Transportation and Storage Agreements

Access to gas suppliers and cost of gas are significant to the operations of SJE. No material part of the business of SJE is dependent upon a single customer or a few customers. SJE purchases delivered gas only, primarily from SJRG. Consequently, SJE maintains no transportation or storage agreements.

Electric Supply

Due to the liquidity in the market, SJE purchases delivered electric in the day-ahead market through regional transmission organizations and consequently does not own or operate any generation or transmission assets.

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

SJI - 10

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

SJRG has a transportation agreement with Transco associated with the SS-1 storage agreement mentioned above. Under this evergreen agreement, Transco will provide SJRG with a maximum transportation quantity of 17,433 Mcf/d with receipts at Leidy, Pennsylvania and deliveries in Zone 6 New Jersey. This transportation agreement provides service only during the months of November to March each year.  This service was released to SJRG by SJG in 2008.

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

SJI - 11

SJRG also has a firm transportation agreement with Dominion related to SJRG’s Transco SS-1 storage. Under this contract, Dominion will provide receipts at Leidy, Pennsylvania and deliveries to storage in the amount of 17,432 Mcf/d. This evergreen contract expires March 31, 2011.  This service was released to SJRG by SJG in 2008.

Columbia Gas Transmission:

SJRG holds a firm transportation agreement with Columbia. Under this evergreened agreement, Columbia provides receipts at Leach, Kentucky and deliveries of 14,714 Mcf/d to New Jersey.

SJRG holds a storage agreement with Columbia for service under Columbia’s FSS rate schedule. Under this evergreen agreement which expires October 31, 2010, Columbia will provide SJRG with storage capacity of 1,249,485 Mcf. Under this agreement, 17,500 Mcf/d may be withdrawn from storage and 9,996 Mcf/d may be injected.

SJRG holds firm transportation related to the above mentioned storage agreement which provides for receipts at storage and deliveries to New Jersey of 17,500 Mcf/d. This evergreen contract expires October 31, 2010. These services with Columbia were released to SJRG by SJG as discussed above.

Columbia Gulf Transmission:

SJRG holds a firm transportation agreement with Columbia Gulf which expires October 31, 2019. Under this evergreen agreement, Columbia provides receipts in Louisiana with deliveries at Leach, Kentucky in the amount of 15,000 Mcf/d.    This service was released to SJRG by SJG as discussed above.

Patents and Franchises

South Jersey Gas Company

SJG holds nonexclusive franchises granted by municipalities in the seven-county area of southern New Jersey that it serves. No other natural gas public utility presently serves the territory covered by SJG’s franchises. Otherwise, patents, trademarks, licenses, franchises and concessions are not material to the business of SJG.

SJI - 12

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

SJI - 13

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

Employees

SJI and its subsidiaries had a total of 617 employees as of December 31, 2009. Of that total, 332 employees are unionized. SJG and SJESP employees represented by the International Brotherhood of Electrical Workers (“IBEW”) operate under a new collective bargaining agreement that runs through February 2013.  The remaining unionized employees are represented by the International Association of Machinists and Aerospace Workers (“IAM”).     SJG and SJESP employees represented by the IAM recently agreed to a new collective bargaining agreement that expires in August 2014.

SJI - 14

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

SJI - 15

•
Warm weather, high commodity costs, or customer conservation initiatives could result in reduced demand for some of SJI’s energy products and services. While SJI’s utility currently has a conservation incentive program clause that protects its revenues and gross margin against usage per customer that is lower than a set level, the clause is currently approved as a pilot program through 2013. Should this clause expire without replacement, lower customer energy utilization levels would likely reduce SJI’s net income.

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

•
Proposed climate change legislation could impact SJI’s financial performance and condition.  Climate change is receiving ever increasing attention from scientists and legislators alike.  The debate is ongoing as to the extent to which our climate is changing, the potential causes of this change and its potential impacts.  Some attribute global warming to increased levels of greenhouse gases, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. The outcome of proposed federal and state actions to address global climate change could result in a variety of regulatory programs including additional charges to fund energy efficiency activities or other regulatory actions.  These actions could affect the demand for natural gas and electricity, result in increased costs to our business and impact the prices we charge our customers. Because natural gas is a fossil fuel with low carbon content, it is possible that future carbon constraints could create additional demands for natural gas, both for production of electricity and direct use in homes and businesses.  Any adoption by federal or state governments mandating a substantial reduction in greenhouse gas emissions could have far-reaching and significant impacts on the energy industry.  We cannot predict the potential impact of such laws or regulations on our future consolidated financial condition, results of operations or cash flows.

SJI - 16

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

SJI - 17

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

•
Transporting and storing natural gas involves numerous risks that may result in accidents and other operating risks and costs. SJI’s gas distribution activities involve a variety of inherent hazards and operating risks, such as leaks, accidents, mechanical problems, natural disasters or terrorist activities which could cause substantial financial losses. In addition, these risks could result in loss of human life, significant damage to property, environmental pollution and impairment of operations, which in turn could lead to substantial losses. In accordance with customary industry practice, SJI maintains insurance against some, but not all, of these risks and losses. The occurrence of any of these events not fully covered by insurance could adversely affect SJI’s financial position, results of operations and cash flows.

•	Adverse results in legal proceedings could be detrimental to the financial condition of SJI. The outcomes of legal proceedings can be unpredictable and can result in adverse judgments.

Item 1B. Unresolved Staff Comments

 None.

Item 2. Properties

The principal property of SJI consists of SJG’s gas transmission and distribution systems that include mains, service connections and meters. The transmission facilities carry the gas from the connections with Transco and Columbia to SJG’s distribution systems for delivery to customers. As of December 31, 2009, there were approximately 107.3 miles of mains in the transmission systems and 5,867 miles of mains in the distribution systems.

SJI - 18

SJG owns approximately 154 acres of land in Folsom, New Jersey which is the site of SJI’s corporate headquarters. Approximately 140 acres of this property is deed restricted. SJG also has office and service buildings at six other locations in the territory. There is a liquefied natural gas storage and vaporization facility at one of these locations.

As of December 31, 2009, SJG’s utility plant had a gross book value of $1.3 billion and a net book value, after accumulated depreciation, of $961.2 million. In 2009, $98.7 million was spent on additions to utility plant and there were retirements of property having an aggregate gross book cost of $7.2 million.

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

Nonutility property and equipment with a net book value of $111.9 million consists primarily of Marina’s energy projects, in particular the thermal energy plant in Atlantic City, N.J.

Energy and Minerals Inc. (EMI) owns 235 acres of land in Vineland, New Jersey.

South Jersey Fuel, Inc., an inactive subsidiary, owns land and a building in Deptford Township and owns real estate in Upper Township, New Jersey.

R&T Castellini, Inc., an inactive subsidiary, owns land and buildings in Vineland, New Jersey.

SJI - 19

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

Item 4. Submission Of Matters To A Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the 2009 fiscal year.

Item 4A. Executive Officers of the Registrant

Set forth below are the names, ages and positions of our executive officers along with their business experience during the past five years. All executive officers of SJI are elected annually and serve at the discretion of the Board of Directors. All information is as of the date of the filing of this report.

Name, age and position with the Company	Period Served

Edward J. Graham, Age 52
Chairman	April 2005 - Present
Chief Executive Officer	February 2004 - Present
President	January 2003 - Present

David A. Kindlick, Age 55
Chief Financial Officer	January 2002 - Present
Vice President	June 1997 - Present

Jeffery E. DuBois, Age 51
Vice President	January 2004 - Present

Michael J. Renna, Age 42
Vice President	January 2004 - Present

Kevin D. Patrick, Age 49
Vice President	June 2007 - Present
Albertsons/Super Valu
Division CFO – Eastern Region	September 2004 – June 2006

Sharon M. Pennington, Age 47
Vice President	January 2008 - Present
Vice President (SJI Services LLC)	January 2006 – December 2007
Assistant Vice President (SJG)	April 2004 – December 2005

Gina M. Merritt-Epps, Age 42
Corporate Counsel and Secretary	May 2009 - Present
Assistant General Counsel and Assistant Secretary	December 2007 - April 2009
Director, Legal Affairs (SJI Services LLC)	June 2006 – November 2007
Atlantic County Department of Law
Assistant County Counsel	October 2002 – May 2006

SJI - 20

PART II

Item 5. Market for the Registrant’s Common Equity,
Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock and Related Information

Quarter Ended	Market Price Per Share		Dividends	Quarter Ended	Market Price Per Share		Dividends
			Declared				Declared
2009	High	Low	Per Share	2008	High	Low	Per Share

March 31	$40.78	$31.98	$0.2975	March 31	$38.41	$31.90	$0.2700
June 30	$36.20	$33.04	$0.2975	June 30	$39.36	$35.31	$0.2700
September 30	$37.53	$33.12	$0.2975	September 30	$38.99	$33.10	$0.2700
December 31	$40.24	$34.07	$0.3300	December 31	$40.58	$25.19	$0.2975

These quotations are based on the list of composite transactions of the New York Stock Exchange. Our stock is traded on the New York Stock Exchange under the symbol SJI. We have declared and expect to continue to declare regular quarterly cash dividends. As of December 31, 2009, the latest available date, our records indicate that there were 7,324 shareholders of record.

Stock Performance Graph

The performance graph below illustrates a five year comparison of cumulative total returns based on an initial investment of $100 in South Jersey Industries, Inc. common stock, as compared with the S&P 500 Stock Index and the S&P Utility Index for the period 2005 through 2009.

This performance chart assumes:
•	$100 invested on December 31, 2004 in South Jersey Industries, Inc. common stock, in the S&P 500 Stock Index and in the S&P Utility Index; and
•	All dividends are reinvested.

SJI - 21

Information required by this item is also found in Note 5 of the consolidated financial statements included under Item 8 of this report.

 SJI has a stated goal of increasing its dividend by at least 6% to 7% annually.

In January 2009, non-employee members of SJI’s Board of Directors received an aggregate of 9,559 shares of unregistered stock, valued at that time at $384,893, as part of their compensation for serving on the Board.

Issuer Purchases of Equity Securities

The following table presents information about purchases by SJI of its own common stock during the three months ended December 31, 2009:

Period	Total Number of Shares Purchased1	Average Price Paid Per Share1	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs2	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs2
October 2009	29,153	$35.3972	-	-
November 2009	4,740	$35.6414	-	-
December 2009	23,695	$39.9126	-	-
Total	57,588		-	-

1The total number of shares purchased and the average price paid per share represent shares purchased in open market transactions under the South Jersey Industries Dividend Reinvestment Plan (the “DRP”) by the administrator of the DRP.

2On September 22, 2008, SJI publicly announced a share repurchase program under which the Company can purchase up to 5% of its currently outstanding common stock over the next four years.  As of December 31, 2009, no shares have been purchased under this program.
SJI - 22

Item 6. Selected Financial Data

2009 HIGHLIGHTS
Five-Year Summary of Selected Financial Data	South Jersey Industries, Inc. and Subsidiaries
(In Thousands Where Applicable)	Year Ended December 31,

	2009		2008		2007		2006		2005

Operating Results:
Operating Revenues	$845,444		$961,977		$956,371		$931,428		$906,016

Operating Income	$111,110		$153,509		$129,623		$145,802		$86,818

Income Attributable to South Jersey Industries, Inc. Shareholders
Continuing Operations	$58,532		$77,178		$62,659		$72,250		$39,770
Discontinued Operations - Net (1)	(427)		(247)		(391)		(818)		(669)

Net Income Applicable to Common Stock	$58,105		$76,931		$62,268		$71,432		$39,101

Total Assets	$1,782,008		$1,793,427		$1,529,441		$1,573,032		$1,441,712

Capitalization:
Equity	$544,564		$516,448		$481,520		$443,497		$394,039
Long-Term Debt	312,793		332,784		357,896		358,022		319,066

Total Capitalization	$857,357		$849,232		$839,416		$801,519		$713,105

Ratio of Operating Income to Fixed Charges (2)	5.9	x	6.0	x	4.8	x	5.3	x	4.1	x

Diluted Earnings Per Common Share Attributable to South Jersey Industries, Inc. Shareholders:
(Based on Average Diluted Shares Outstanding):
Continuing Operations	$1.96		$2.59		$2.12		$2.47		$1.40
Discontinued Operations - Net (1)	(0.02)		(0.01)		(0.02)		(0.03)		(0.02)

Diluted Earnings Per Common Share	$1.94		$2.58		$2.10		$2.44		$1.38

Return on Average Equity (3)	11.0%		15.5%		13.3%		16.9%		12.5%

Share Data:
Number of Shareholders of Record	7.3		7.5		7.7		7.9		8.1
Average Common Shares	29,785		29,707		29,480		29,175		28,175
Common Shares Outstanding at Year End	29,796		29,729		29,607		29,326		28,982
Dividend Reinvestment Plan:
Number of Shareholders	5.1		5.1		5.3		5.3		5.3
Number of Participating Shares	2,072		2,102		2,179		2,194		2,722
Book Value at Year End	$18.28		$17.33		$16.26		$15.12		$13.60
Dividends Declared per Common Share	$1.22		$1.11		$1.01		$0.92		$0.86
Market Price at Year End	$38.18		$39.85		$36.09		$33.41		$29.14
Dividend Payout:
From Continuing Operations	62.2%		42.6%		47.3%		37.2%		60.9%
From Total Net Income	62.7%		42.8%		47.6%		37.6%		62.0%
Market-to-Book Ratio	2.1	x	2.3	x	2.2	x	2.2	x	2.1	x
Price Earnings Ratio (3)	19.5	x	15.4	x	17.0	x	13.5	x	20.8	x

(1)
Represents discontinued business segments: sand mining and distribution operations sold in 1996 and fuel oil operations with related environmental liabilities in 1986 (See Note 2 to Consolidated Financial Statements).

(2)	Calculated as Operating Income divided by Interest Charges.
(3)	Calculated based on Income from Continuing Operations.

SJI - 23

Item 7. Management’s Discussion and Analysis of Financial Condition and
Results of Operations

OVERVIEW — SJI is an energy services holding company that provides a variety of products and services through the following wholly owned subsidiaries:

South Jersey Gas Company (SJG)

SJG, a New Jersey corporation, is an operating public utility company engaged in the purchase, transmission and sale of natural gas for residential, commercial and industrial use. SJG also sells natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system and transports natural gas purchased directly from producers or suppliers to their customers. SJG contributed approximately 67.5% of SJI’s net income on a consolidated basis in 2009.

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

SJI - 24

As of December 31, 2009, SJG served a total of 343,566 residential, commercial and industrial customers in southern New Jersey, compared with 340,136 customers at December 31, 2008. No material part of SJG’s business is dependent upon a single customer or a few customers. Gas sales, transportation and capacity release for 2009 amounted to 98.7 MMdts (million decatherms), of which 51.7 MMdts were firm sales and transportation, 2.3 MMdts were interruptible sales and transportation and 44.7 MMdts were off-system sales and capacity release. The breakdown of firm sales and transportation includes 47.9% residential, 23.2% commercial, 23.9% industrial, and 5.0% cogeneration and electric generation.  At year-end 2009, SJG served 320,290 residential customers, 22,802 commercial customers and 474 industrial customers. This includes 2009 net additions of 3,264 residential customers and 166 commercial customers.

SJG makes wholesale gas sales to gas marketers for resale and ultimate delivery to end users. These “off-system” sales are made possible through the issuance of the Federal Energy Regulatory Commission (FERC) Orders No. 547 and 636. Order No. 547 issued a blanket certificate of public convenience and necessity authorizing all parties, which are not interstate pipelines, to make FERC jurisdictional gas sales for resale at negotiated rates, while Order No. 636 allowed SJG to deliver gas at delivery points on the interstate pipeline system other than its own city gate stations and release excess pipeline capacity to third parties. During 2009, off-system sales amounted to 6.3 MMdts and capacity release amounted to 38.4 MMdts.

Supplies of natural gas available to SJG that are in excess of the quantity required by those customers who use gas as their sole source of fuel (firm customers) make possible the sale and transportation of gas on an interruptible basis to commercial and industrial customers whose equipment is capable of using natural gas or other fuels, such as fuel oil and propane. The term “interruptible” is used in the sense that deliveries of natural gas may be terminated by SJG at any time if this action is necessary to meet the needs of higher priority customers as described in SJG’s tariffs. In 2009, usage by interruptible customers, excluding off-system customers amounted to 2.3 MMdts, approximately 2.4% of the total throughput.

South Jersey Energy Solutions, LLC

Effective January 1, 2006, SJI established South Jersey Energy Solutions, LLC, (SJES) as a direct subsidiary for the purpose of serving as a holding company for all of SJI’s non-utility businesses. The following businesses are wholly owned subsidiaries of SJES:

SJI - 25

South Jersey Resources Group, LLC (SJRG)

SJRG markets natural gas storage, commodity and transportation assets on a wholesale basis. Customers include energy marketers, electric and gas utilities and natural gas producers. SJRG’s marketing activities occur mainly in the mid-Atlantic and southern regions of the country. SJRG also conducts price risk management activities by entering into a variety of physical and financial transactions including forward contracts, swap agreements, option contracts and futures contracts. In 2009, SJRG transacted 193.3 Bcf of natural gas. SJRG contributed approximately 30.7% of SJI’s net income on a consolidated basis.

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

Marina’s other recent projects include 51% equity interests in AC Landfill Energy, LLC (ACLE) and WC Landfill Energy, LLC (WCLE), which operate a total of 9,200 kilowatts of landfill gas-fired electric production facilities, and 50% equity interests in various partnerships that primarily operate landfill gas-fired electric production facilities and  solar projects.   Marina contributed approximately 7.8% of SJI’s net income on a consolidated basis.

South Jersey Energy Company (SJE)

SJE provides services for the acquisition and transportation of natural gas and electricity for retail end users and markets total energy management services. As of December 31, 2009, SJE marketed natural gas and electricity to approximately 13,600 customers, which consist of approximately 65% residential customers and 35% commercial/industrial customers. Most customers served by SJE are located within southern New Jersey, northwestern Pennsylvania and New England. In 2009, SJE incurred a loss which was approximately (7.4%) of SJI’s net income on a consolidated basis.

SJI - 26

South Jersey Energy Service Plus, LLC (SJESP)

SJESP installs and services residential and light commercial HVAC systems, provides plumbing services, and services appliances via the sale of appliance service programs as well as on a time and materials basis. SJESP serves southern New Jersey where it is the largest local HVAC service company with nearly 50 experienced, NATE certified technicians and installers. As of December 31, 2009, SJESP had approximately 67,000 service contract customers, representing approximately 157,000 service contracts for the repair and maintenance of major appliances, such as house heaters, water heaters, gas ranges, and electric central air conditioning units. SJESP contributed approximately 1.6% of SJI’s net income on a consolidated basis.

Other

SJI Services, LLC provides services such as information technology, human resources, government relations, corporate communications, materials purchasing, fleet management and insurance to SJI and its other subsidiaries.

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

SJI - 27

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

Customer Growth — Southern New Jersey, our primary area of operations, has not been immune to the issues impacting the new housing market nationally. However, net customers for SJG still grew 1.0% for 2009 as we increased our focus on customer conversions.   In 2009, the 3,053 consumers converting their homes and businesses from other heating fuels, such as electric, propane or oil represented over 50% of the total new customer acquisitions for the year.  In comparison, conversions over the past five years averaged 2,274 annually.  Customers in our service territory typically base their decisions to convert on comparisons of fuel costs, environmental considerations and efficiencies.  As such, SJG began a comprehensive partnership with the State’s Office of Clean Energy to educate consumers on energy efficiency and to promote the rebates and incentives available to natural gas users.

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

Weather Conditions and Customer Usage Patterns — Usage patterns can be affected by a number of factors, such as wind, precipitation, temperature extremes and customer conservation. SJG’s earnings are largely protected from fluctuations in temperatures by the CIP. The CIP has a stabilizing effect on utility earnings as SJG adjusts revenues when actual usage per customer experienced during an annual period varies from an established baseline usage per customer. Our nonutility gas retail marketing business is directly affected by weather conditions, as it does not have regulatory mechanisms that address weather volatility. The impact of different weather conditions on the earnings of our nonutility businesses is dependent on a range of different factors. Consequently, weather may impact the earnings of SJI’s various subsidiaries in different, or even opposite, ways. Further, the profitability of individual subsidiaries may vary from year-to-year despite experiencing substantially similar weather conditions.

SJI - 28

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

Energy Project Development — Marina Energy, LLC, SJI’s energy project development business, focuses on designing, building, owning and/or operating energy production facilities on, or adjacent to, customer sites. That business is currently involved with several projects that are either operating, or are under development. Based upon our experience to date, market issues that impact the reliability and price of electricity supplied by utilities, and discussions that we are having regarding additional projects, we expect to continue to expand this business. However, the price of natural gas also has a direct effect on the economics of these projects.  Further, our largest project opportunities to date have been and are expected to continue to be in the casino gaming industry.  Consequently, the economic condition of that industry is important to the near term prospects for obtaining additional projects.

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

SJI - 29

Labor and Benefit Costs — Labor and benefit costs have a significant impact on SJI’s profitability. Benefit costs, especially those related to pension and health care, have risen in recent years. We sought to manage these costs by revising health care plans offered to existing employees, capping postretirement health care benefits, and changing health care and pension packages offered to new hires. We expect savings from these changes to gradually increase as new hires replace retiring employees. Our workforce totaled 617 employees at the end of 2009, of which 53.8% of that total are under collective bargaining agreements.

Balance Sheet Strength — Our goal is to maintain a strong balance sheet with an average annual equity-to-capitalization ratio of 50%. Our equity-to-capitalization ratio, inclusive of short-term debt, was 50.0% and 47.5% at the end of 2009 and 2008, respectively. A strong balance sheet permits us to maintain the financial flexibility necessary to take advantage of growth opportunities and to address volatile economic and commodity markets while maintaining a low-to-moderate risk platform.

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

Regulatory Accounting — SJI’s largest subsidiary, SJG, maintains its accounts according to the Uniform System of Accounts as prescribed by the New Jersey Board of Public Utilities (BPU). As a result of the ratemaking process, SJG is required to follow Financial Accounting Standards Board (FASB) ASC Topic 980 – “Regulated Operations.”  SJG is required under Topic 980 to recognize the impact of regulatory decisions on its financial statements. SJG is required under its Basic Gas Supply Service clause (BGSS) to forecast its natural gas costs and customer consumption in setting its rates. Subject to BPU approval, SJG is able to recover or return the difference between gas cost recoveries and the actual costs of gas through a BGSS charge to customers. SJG records any over/under recoveries as a regulatory asset or liability on the consolidated balance sheets and reflects it in the BGSS charge to customers in subsequent years. SJG also enters into derivatives that are used to hedge natural gas purchases. The offset to the resulting derivative assets or liabilities is also recorded as a regulatory asset or liability on the consolidated balance sheets.

SJI - 30

The Conservation Incentive Program (CIP) is a BPU approved pilot program that is designed to eliminate the link between SJG’s profits and the quantity of natural gas sold, and foster conservation efforts.  With the CIP, SJG’s profits are tied to the number of customers served and how efficiently we serve them, thus allowing SJG to focus on encouraging conservation and energy efficiency among our customers without negatively impacting net income.  The CIP tracking mechanism adjusts earnings based on weather and also adjusts earnings where actual usage per customer experienced during an annual period varies from an established baseline usage per customer.  Utility earnings are recognized during current periods based upon the application of the CIP.  The cash impact of variations in customer usage will result in cash being collected from, or returned to, customers during the subsequent CIP year, which runs from October 1 to September 30.

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

SJI - 31

Derivatives — SJI recognizes assets or liabilities for contracts that qualify as derivatives that are entered into by its subsidiaries when contracts are executed. We record contracts at their fair value in accordance with FASB ASC Topic 815 – “Derivatives and Hedging.”  We record changes in the fair value of the effective portion of derivatives qualifying as cash flow hedges, net of tax, in Accumulated Other Comprehensive Loss and recognize such changes in the income statement when the hedged item affects earnings. Changes in the fair value of derivatives not designated as hedges are recorded in earnings in the current period. In 2007, we changed our policy to no longer designate energy-related derivative instruments as cash flow hedges. Certain derivatives that result in the physical delivery of the commodity may meet the criteria to be accounted for as normal purchases and normal sales if so designated, in which case the contract is not marked-to-market, but rather is accounted for when the commodity is delivered. Due to the application of regulatory accounting principles under GAAP, derivatives related to SJG’s gas purchases that are marked-to-market, are recorded through the BGSS.  SJG occasionally enters into financial derivatives to hedge against forward price risk. These derivatives are recorded at fair value with an offset to regulatory assets and liabilities through SJG’s BGSS, subject to BPU approval (See Notes 9 and 10 to the consolidated financial statements). We adjust the fair value of the contracts each reporting period for changes in the market.  As discussed in Note 15 of the consolidated financial statements, energy-related derivative instruments are traded in both exchange-based and non-exchange-based markets. Exchange-based contracts are valued using unadjusted quoted market sources in active markets and are categorized in Level 1 in the fair value hierarchy established by FASB ASC Topic 820 – “Fair Value Measurements and Disclosures.” Certain non-exchange-based contracts are valued using indicative non-binding price quotations available through brokers or from over-the-counter, on-line exchanges and are categorized in Level 2. These price quotations reflect the average of the bid-ask mid-point prices and are obtained from sources that management believes provide the most liquid market.  Management reviews and corroborates the price quotations with at least one additional source to ensure the prices are observable market information, which includes consideration of actual transaction volumes, market delivery points, bid-ask spreads and contract duration. Derivative instruments that are used to limit our exposure to changes in interest rates on variable-rate, long-term debt are valued using quoted prices on commonly quoted intervals, which are interpolated for periods different than the quoted intervals, as inputs to a market valuation model. Market inputs can generally be verified and model selection does not involve significant management judgment, as a result, these instruments are categorized in Level 2 in the fair value hierarchy. For non-exchange-based derivatives that trade in less liquid markets with limited pricing information, model inputs generally would include both observable and unobservable inputs.  In instances where observable data is unavailable, management considers the assumptions that market participants would use in valuing the asset or liability.  This includes assumptions about market risks such as liquidity, volatility and contract duration.  Such instruments are categorized in Level 3 in the fair value hierarchy as the model inputs generally are not observable. Counterparty credit risk, and the credit risk of SJI, is incorporated and considered in the valuation of all derivative instruments as appropriate. The effect of counterparty credit risk and the credit risk of SJI on the derivative valuations is not significant.

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

SJI - 32

Pension and Other Postretirement Benefit Costs — The costs of providing pension and other postretirement employee benefits are impacted by actual plan experience as well as assumptions of future experience. Employee demographics, plan contributions, investment performance, and assumptions concerning mortality, return on plan assets, discount rates and health care cost trends all have a significant impact on determining our projected benefit obligations. We evaluate these assumptions annually and adjust them accordingly. These adjustments could result in significant changes to the net periodic benefit costs of providing such benefits and the related liabilities recognized by SJI. In 2008, a 32 basis point increase in the discount rate, higher than expected returns on plan assets during 2007, and a pension contribution in the first quarter of 2008 reduced such benefit costs in 2008.  While the discount rate and expected return on plan assets both decreased slightly in the determination of the 2009 benefit costs, the primary cost driver in 2009 was the erosion of plan assets during 2008.  As evidenced by the tables in Note 11, “Pension and Other Postretirement Benefits”, the declines in the equity markets during 2008 resulted in significant unrealized losses in the assets of the plans.  Such losses caused the 2009 cost of providing such benefits to more than double.

The recognition of the unrealized losses originating in 2008 over the average remaining service period of active plan participants will continue to cause the cost of providing such plans to remain relatively high in 2010.  While additional pension contributions and improvements in equity markets during 2009 should partially offset this increase, a 50 basis point decrease in the expected return on plan assets in 2010 will mitigate that benefit.

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

SJI - 33

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

In January 2010, the BPU approved an extension of the Conservation Incentive Program (CIP) through 2013.  The CIP may be extended for a one year period in the absence of a Board order taking any affirmative action to the contrary. Each CIP year begins October 1 and ends September 30 of the subsequent year.  On a monthly basis during the CIP year, SJG records adjustments to earnings based on weather and customer usage factors, as incurred.  Subsequent to each year, SJG makes filings with the BPU to review and approve amounts recorded under the CIP.  BPU approved cash inflows or outflows generally will not begin until the next CIP year and have no impact on earnings at that time.

NEW ACCOUNTING PRONOUNCEMENTS — See detailed discussions concerning New Accounting Pronouncements and their impact on SJI in Note 1 to the consolidated financial statements.

RATES AND REGULATION — As a public utility, SJG is subject to regulation by the New Jersey Board of Public Utilities (BPU). Additionally, the Natural Gas Policy Act, which was enacted in November 1978, contains provisions for Federal regulation of certain aspects of SJG’s business. SJG is affected by Federal regulation with respect to transportation and pricing policies applicable to pipeline capacity from Transcontinental Gas Pipeline Corporation (SJG’s major supplier), Columbia Gas Transmission Corporation, Columbia Gulf Transmission Company, and Dominion Transmission, Inc., since such services are provided under rates and terms established under the jurisdiction of the FERC. SJG’s retail sales are made under rate schedules within a tariff filed with and subject to the jurisdiction of the BPU. These rate schedules provide primarily for either block rates or demand/commodity rate structures. SJG’s primary rate mechanisms include base rates, the Basic Gas Supply Service Clause, Capital Investment Recovery Tracker (CIRT), Energy Efficiency Tracker (EET) and the Conservation Incentive Program.

SJI - 34

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

Capital Investment Recovery Tracker (CIRT) – In April 2009, the BPU approved an accelerated infrastructure investment program and an associated rate tracker, which allows SJG to accelerate $103.0 million of capital spending into 2009 and 2010.  The CIRT allows SJG to earn a return of, and return on, investment as the capital is spent.

Energy Efficiency Tracker (EET) – In July 2009, the BPU approved an energy efficiency program to invest $17.0 million over two years in energy efficiency programs for residential, commercial and industrial customers.  Under this program, SJG can recover incremental operating and maintenance expenses and earn a return of, and return on, program investments.

Conservation Incentive Program (CIP) - The CIP is a BPU approved pilot program that is designed to eliminate the link between SJG profits and the quantity of natural gas SJG sells, and foster conservation efforts. With the CIP, SJG’s profits are tied to the number of customers served and how efficiently SJG serves them, thus allowing SJG to focus on encouraging conservation and energy efficiency among its customers without negatively impacting net income.  The CIP tracking mechanism adjusts earnings based on weather, and also adjusts SJG’s earnings when actual usage per customer experienced during an annual period varies from an established baseline usage per customer.  In January 2010, the BPU approved an extension of the CIP through September 2013.  The CIP may be extended for a one year period in the absence of a Board order taking any affirmative action to the contrary with regard to the pilot program.

SJI - 35

Utility earnings are recognized during current periods based upon the application of the CIP. The cash impact of variations in customer usage will result in cash being collected from, or returned to, customers during the subsequent CIP year, which runs from October 1 to September 30.

The effects of the CIP on SJG’s net income for the last three years and the associated weather comparisons were as follows ($’s in millions):

	2009	2008	2007
Net Income Benefit:
CIP – Weather Related	$0.8	$1.6	$1.6
CIP – Usage Related	8.5	9.2	5.9
Total Net Income Benefit	$9.3	$10.8	$7.5

Weather Compared to 20-Year Average	1.1% warmer	4.7% warmer	3.2% warmer
Weather Compared to Prior Year	3.9% colder	1.6% warmer	13.8% colder

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

SJI - 36

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

SJRG competes in the wholesale natural gas market against a wide array of competitors on a cost competitive, term of service, and reliability basis. SJRG has been a reliable energy provider in this arena for 14 years. There has been significant consolidation of energy wholesale operations and large financial institutions have also entered the marketplace. We expect this trend to continue in the near term, which could result in downward pressure on the margins available.

Marina competes with other companies that develop and operate on-site energy production. Marina also faces competition from customers’ preferences for alternative technologies for energy production, as well as those customers that address their energy needs internally.

SJI - 37

SJE competes with utilities and other third-party marketers to sell the unregulated natural gas and electricity commodity to customers. Marketers compete largely on price, which is driven by the commodity market. While the utilities are typically indifferent as to where customers get their gas or electricity, the price they set for the commodity they sell creates competition for SJE. Based on its market share, SJE is one of the largest marketers of natural gas in southern New Jersey as of December 31, 2009. In addition, similar to SJG, SJE faces competition from other energy products.

SJESP competes primarily with smaller, local contractors in southern New Jersey that install residential and commercial HVAC systems and provide major appliance repair and plumbing services. These contractors typically only serve their local communities and do not serve the entire southern part of New Jersey.

CUSTOMER CHOICE LEGISLATION— All residential natural gas customers in New Jersey can choose their natural gas commodity supplier under the terms of the “Electric Discount and Energy Competition Act of 1999”. This bill created the framework and necessary time schedules for the restructuring of the state’s electric and natural gas utilities. The Act established unbundling, where redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. It also established time frames for instituting competitive services for customer account functions and for determining whether basic gas supply services should become competitive. Customers purchasing natural gas from a provider other than the local utility (the “marketer”) are charged for the gas costs by the marketer and charged for the transportation costs by the utility. The total number of customers in SJG’s service territory purchasing natural gas from a marketer averaged 28,379, 28,637 and 25,309 during 2009, 2008 and 2007 respectively.

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

SJI - 38

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

Net Income in 2009 decreased $18.8 million, or 24.5%, to $58.1 million compared with 2008. This decrease was primarily due to:

•
a 58.6% decrease in income contribution from SJRG and SJE related to the change in unrealized gains and losses on derivatives used to mitigate price risk on natural gas and electric as discussed above, and under Operating Revenues – Nonutility below, respectively.

Net Income in 2008 increased $14.7 million, or 23.6%, to $76.9 million compared with 2007. This increase was primarily due to:

•	a 52.4% increase in gross margin generated by SJRG related to the increase in storage and market area transportation assets under contract.

These changes are discussed in more detail below.

Operating Revenues and Throughput— Utility — The following table summarizes the composition of select gas utility data for the three years ended December 31 (in thousands, except for customer and degree day data):

SJI - 39

	2009		2008		2007
Utility Throughput – dth:
Firm Sales -
Residential	22,736	23%	21,530	15%	22,523	16%
Commercial	6,063	6%	6,127	4%	6,339	4%
Industrial	331	1%	188	-	193	-
Cogeneration and electric generation	322	-	561	-	1,335	1%
Firm Transportation -
Residential	2,005	2%	1,988	1%	1,870	1%
Commercial	5,930	6%	5,687	4%	5,927	4%
Industrial	12,002	12%	12,661	9%	12,107	9%
Cogeneration and electric generation	2,290	2%	2,536	2%	3,088	2%

Total Firm Throughput	51,679	52%	51,278	35%	53,382	37%

Interruptible Sales	5	-	35	-	68	-
Interruptible Transportation	2,314	2%	2,716	2%	3,002	2%
Off-System	6,282	7%	9,632	7%	17,686	13%
Capacity Release	38,387	39%	80,665	56%	67,430	48%

Total Throughput - Utility	98,667	100%	144,326	100%	141,568	100%
Utility Operating Revenues:
Firm Sales-
Residential	$318,143	66%	$320,401	57%	$342,809	54%
Commercial	71,669	15%	81,914	15%	80,237	13%
Industrial	3,824	1%	5,434	1%	8,381	1%
Cogeneration and electric generation	2,709	1%	7,940	1%	11,722	2%
Firm Transportation -
Residential	10,491	2%	10,408	2%	8,982	1%
Commercial	19,722	4%	18,286	3%	17,299	3%
Industrial	14,751	3%	12,504	2%	12,229	2%
Cogeneration and electric generation	2,272	-	1,682	-	1,847	-

Total Firm Revenues	443,581	92%	458,569	81%	483,506	76%

Interruptible Sales	89	-	403	-	785	-
Interruptible Transportation	2,122	-	1,786	-	1,970	-
Off-System	32,978	7%	90,430	16%	131,586	22%
Capacity Release	4,282	1%	15,549	3%	11,208	2%
Other	1,324	-	1,309	-	1,492	-
	484,376	100%	568,046	100%	630,547	100%
Less:
Intercompany Sales	4,112		7,855		19,540
Total Utility Operating Revenues	480,264		560,191		611,007

Less:
Cost of sales	289,740		375,549		433,495
Conservation recoveries *	7,718		7,741		4,458
RAC recoveries *	5,189		3,079		2,056
EET recoveries*	190		-		-
Revenue taxes	8,836		8,655		8,850
Utility Margin	$168,591		$165,167		$162,148

Margin:
Residential	$104,373	62%	$99,862	61%	$102,077	63%
Commercial and industrial	39,853	24%	38,995	24%	40,036	25%
Cogeneration and electric generation	2,251	1%	1,997	1%	2,212	1%
Interruptible	144	-	143	-	195	-
Off-system & capacity release	1,416	1%	3,349	2%	2,994	2%
Other revenues	2,511	1%	2,440	1%	1,952	1%
Margin before weather normalization & decoupling	150,548	89%	146,786	89%	149,466	92%
CIRT mechanism	2,198	1%	-	-	-	-
CIP mechanism	15,809	10%	18,381	11%	12,682	8%
EET mechanism	36	-	-	-	-	-
Utility Margin	$168,591	100%	$165,167	100%	$162,148	100%

Number of Customers at Year End:
Residential	320,290	93%	317,026	93%	312,969	93%
Commercial	22,802	7%	22,636	7%	22,220	7%
Industrial	474	-	474	-	474	-
Total Customers	343,566	100%	340,136	100%	335,663	100%

Annual Degree Days:	4,588		4,417		4,488

* Represents expenses for which there is a corresponding credit in operating revenues. Therefore, such recoveries have no impact on our financial results.

SJI - 40

Throughput —  Utility - Total gas throughput decreased 45.7 MMdts, or 31.6%, from 2008 to 2009.  Off-System sales (OSS) and capacity release volume decreased substantially as SJG’s portfolio of assets available for such activities has been reduced in each of the past 3 years under the Conservation Incentive Program, as discussed under “Rates and Regulation.”  As the majority of profits from OSS and capacity release are returned to the ratepayers via a BPU-approved sharing formula, the resulting impact of such decreased activity on SJG earnings is greatly mitigated, as reflected in the margin table above.  Firm throughput increased in the residential market as a result of 3.9% colder weather and the addition of 3,264 residential customers during 2009.   Total gas throughput increased 2.8 MMdts, or 1.9%, from 2007 to 2008.  This increase was driven by greater capacity release activity during 2008 as market demand for such capacity had increased.  Firm throughput declined as a result of warmer weather and customer conservation. As previously discussed, OSS volume decreased substantially as SJG’s portfolio of assets available for such activities was reduced. Changes in throughput in other customer categories were not significant.

Operating Revenues - Utility— Revenues decreased $79.9 million, or 14.3%, during 2009 compared with 2008, primarily due to lower OSS revenue after eliminating intercompany transactions.

OSS and capacity release revenue decreased by $57.5 million and $11.3 million, respectively, during 2009 compared with 2008.  These decreases were primarily related to continued reductions in SJG’s portfolio of assets available for such activities under the provisions of the CIP, as noted above under “Throughput,” and a significant decrease in the average cost per unit sold during 2009.  The OSS unit sales prices declined from an average of $9.39 per dt during 2008 to $5.25 per dt during 2009 due to significant declines in the cost of natural gas during 2009. As reflected in the Margin table above, the impact of lower OSS and capacity release did not have a material impact on earnings as SJG is required to share 85% of the profits of such activity with the ratepayers.  Firm sales revenue decreased approximately $15.0 million during 2009 compared with 2008 also as a result of significantly lower natural gas prices.  The average cost of natural gas purchased during 2009 was $7.52 per dt, representing a 27.5% decrease relative to the average cost of $10.38 per dt in 2008.  This decrease in natural gas costs precipitated a customer refund of over-recovered gas costs through the BPU-approved Basic Gas Supply Service (BGSS) in October 2009 totaling approximately $20.4 million. While changes in gas costs, BGSS recoveries and refunds, when applicable, may fluctuate from period to period, SJG does not profit from the sale of the commodity.  Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on Company profitability, as further discussed under “Margin.”

SJI - 41

Revenues for SJG decreased $50.8 million during 2008, compared with 2007, primarily due to lower OSS revenue after eliminating intercompany transactions.

OSS revenue decreased $41.2 million  as SJG’s portfolio of assets available for OSS has been reduced under the CIP.  Total firm revenues decreased during 2008 compared with the same period in the prior year primarily due to warmer weather and lower residential revenues resulting from a lower Basic Gas Supply Service (BGSS) rate in effect during most of 2008.  For nearly the entire year, the 2008 BGSS rate was 12.7% lower than the rate in effect during the corresponding period in 2007.  SJG reduced its BGSS rate in October 2007 primarily due to a combination of actual and forecasted decreases in wholesale gas costs.  As previously stated, the Company does not profit from the sale of the commodity; therefore, the BGSS rate decrease did not have an impact on Company profitability.  Finally, the Company experienced lower sales to the region’s electric utility, as their demand to consume natural gas to generate electricity during the summer months decreased substantially.  Since the majority of the Company’s profits from electric generation sales are contractually fixed, the decrease in volume and revenue had little impact on profitability.  Partially offsetting these decreases, SJG added 4,473 customers during the 12-month period ended December 31 2008, which represents a 1.3% increase in total customers.

Operating Revenues — Nonutility 2009 vs. 2008 — Combined revenues for SJI’s nonutility businesses, net of intercompany transactions, decreased by $36.6 million in 2009, compared with 2008.

SJI - 42

SJE’s revenues from retail gas, net of intercompany transactions, decreased by $65.5 million, or 37.8%, in 2009, compared with 2008 due mainly to a 56.1% decrease in the average monthly NYMEX settle price. The majority of SJE’s natural gas customer contracts are market-priced. In addition, as of December 31, 2009, SJE was serving 8,772 residential and 871 commercial customers compared with 10,310 residential and 1,089 commercial customers as of December 31, 2008. Market conditions continue to make it difficult to be competitive in these markets. We continue to focus our marketing efforts on the pursuit of non-heat-sensitive commercial customers in an effort to mitigate price volatility and weather risk.

SJE’s revenues from retail electricity, net of intercompany transactions, increased $57.6 million, or 123.2%, in 2009, compared with 2008. Excluding the impact of the net change in unrealized losses recorded on forward financial contracts due to price volatility of $10.5 million, revenues increased $68.1 million or 145.6%. This increase was mainly due to the impact of SJE being the successful bidder on a contract to supply retail electricity to over 400 school districts located throughout the state of New Jersey beginning in April 2009.  Partially offsetting this was a 51.9% decrease in the average monthly Locational Marginal Price (LMP) per megawatt hour in 2009 compared with 2008.  SJE uses forward financial contracts to mitigate commodity price risk on fixed price electric contracts. In accordance with GAAP, the forward financial contracts are recorded at fair value, with changes in fair value recorded in earnings in the period of change. The related customer contracts are not considered derivatives and therefore are not recorded in earnings until the electric is delivered. As a result, earnings are subject to volatility as the market price of the forward financial contracts change, even when the underlying hedged value of the customer contract is unchanged. Over time, gains or losses on the sale of the fixed price electric under contract will be offset by losses or gains on the forward financial contracts, resulting in the realization of the profit margin expected when the transactions were initiated.  Excluding the school bid, essentially all of SJE’s retail electric customer contracts are market-priced.

SJRG’s revenues, net of intercompany transactions, decreased $18.0 million in 2009, compared with 2008. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts of $13.0 million due to price volatility, SJRG’s revenues decreased $5.0 million. A summary of SJRG’s revenue is as follows (in millions):

	2009	2008	Change

SJRG Revenue	$97.1	$115.1	$(18.0)

Add: Unrealized Losses (Subtract: Unrealized Gains)	4.1	(8.9)	13.0

SJRG Revenue, Excluding Unrealized Losses (Gains)	$101.2	$106.2	$(5.0)

SJI - 43

The decrease in revenues is mainly attributable to the timing of realized storage hedge gains and losses. See Gross Margin - Nonutility. The decrease is partially offset by a 9.2% increase in sales of storage volumes. As discussed in Note 1 to the Consolidated Financial Statements, revenues and expenses related to the energy trading activities of SJRG are presented on a net basis in Operating Revenues – Nonutility.

Revenues for Marina decreased $9.9 million, or 21.2%, in 2009 compared with 2008, due mainly to significantly lower sales rates for chilled and hot water. Lower sales rates were driven by lower underlying commodity prices. Volumetric hot water production increased 3.9% and chilled water production increased 1.8% in 2009 compared with 2008. Additional production was mainly attributable to a full year’s usage from Borgata’s Water Club tower which opened in June 2008. This was offset by lower demand, particularly for chilled water, at Borgata’s other facilities mainly driven by the impact of current economic conditions on resort occupancy and significantly cooler temperatures in the summer of 2009 compared with 2008.

Revenues for SJESP decreased $0.3 million, or 1.5%, in 2009, compared with 2008, due mainly to lower time and materials, plumbing and installation sales that were negatively impacted by current depressed economic conditions. This was mostly offset by revenues from a large commercial installation job and a price increase to our warranty contracts that took effect April 1, 2008.

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

SJI - 44

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

SJI - 45

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

Total margin in 2009 increased $3.4 million, or 2.1%, from 2008 primarily due to customer additions of 3,430 and approval in 2009 of SJG’s Capital Investment Recovery Tracker (CIRT), as discussed above under “Rates and Regulation.”  The CIRT allows SJG to earn a return on approved infrastructure investments made under this program.  Partially offsetting these increases was a decrease in OSS and capacity release margins due to continued reductions in SJG’s portfolio of assets available for such activities as discussed above.

The CIP protected $15.8 million of pre-tax margin that would have been lost due to lower customer usage, compared with $18.4 million in 2008.  Of these amounts, $1.4 million and $2.7 million were related to weather variations and $14.4 million and $15.7 million were related to other customer usage variations in 2009 and 2008, respectively.

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

The CIP protected $18.4 million of pre-tax margin in 2008 that would have been lost due to lower customer usage, compared with $12.7 million in 2007.  Of these amounts, $2.7 million and $2.6 million were related to weather variations and $15.7 million and $10.1 million were related to other customer usage variations in 2008 and 2007, respectively.

SJI - 46

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

For 2009, combined gross margins for the nonutility businesses, net of intercompany transactions, decreased $36.4 million to $61.5 million compared with 2008. This decrease is primarily due to the following:

•
Gross margin for SJRG decreased $20.5 million in 2009 compared with 2008. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts as discussed above, gross margin for SJRG decreased $8.3 million due mainly to the timing of realized hedge gains and losses related to our storage assets. Storage assets allow SJRG to lock in the differential between purchasing natural gas at low current prices and selling equivalent quantities at higher future prices. Gross margin is generated via seasonal pricing differentials. While this margin will be attained over the transaction cycle, the timing of physical injections and withdraws and related hedge settlements can cause earnings fluctuations for accounting purposes due to the volatile nature of wholesale gas prices. During the injection season of 2008, NYMEX prices increased significantly. Typical to our business cycle, we entered into financial hedges designed to protect our ultimate injection prices at a time when NYMEX prices were relatively low. These contracts settled in the injection months when the NYMEX had risen considerably and thus produced significant realized hedge gains which were recorded into earnings. During this period we purchased more expensive physical gas that was injected into storage. During the injection season of 2009, just the opposite occurred as NYMEX prices fell considerably and our hedge contracts were settled at significant losses which were recorded into earnings. However, during this period we were able to purchase physical injection gas at relatively low prices.

SJI - 47

Overall, SJRG’s contribution to margin has continued to increase as we have expanded our portfolio of storage and market area transportation assets under contract. However, future margins could fluctuate significantly due to the volatile nature of wholesale gas prices.

Storage and transportation assets under contract as of December 31 are as follows:

	2009	2008	2007
Storage (Bcf)	12.2	12.2	10.0
Transportation (dts/day)	153,000	124,375	69,429

•
Gross Margin for Marina decreased $3.8 million in 2009 compared with 2008. Gross margin as a percentage of Operating Revenues increased 3.9 percentage points due mainly to a decrease in low-margin electric sales to Borgata. As per our contract, the billing rates are designed to recover the underlying commodity costs over time. However during interim periods, certain components of the underlying commodity costs are not adjusted proportionately.

•
Gross margin from SJE’s retail gas sales decreased $2.8 million in 2009, compared with 2008. Excluding the impact of a $0.6 million change in unrealized gains/losses recorded on forward financial contracts, gross margin decreased $2.2 million in 2009 compared with 2008 due mainly to lower customer counts (See Operating Revenues – Nonutility) and tighter margins due to increased competition. Also, during the first quarter of 2008, SJE partially recovered losses from a full requirements customer in the commercial market that were recognized in 2006. Gross margin as a percentage of Operating Revenues did not change significantly in   2009 compared with 2008.

•
Gross margin from SJE’s retail electricity sales decreased $8.9 million in 2009 compared with 2008. Excluding the impact of a $10.5 million increase in unrealized losses recorded on forward financial contracts, gross margin increased $1.6 million in 2009 compared with 2008. This increase was mainly due to the impact of the school bid as mentioned in Operating Revenues - Nonutility. Excluding the impact of the unrealized losses, gross margin as a percentage of Operating Revenues decreased 2.1 percentage points in 2009 compared with 2008. Margins as a percentage of Operating Revenues declined due to three main factors. First, we recovered some previously expensed costs in 2008. Second, several of our larger higher margin customers consumed significantly fewer volumes in 2009. Third, charges for transmission and marginal losses were substantially higher in 2009.

SJI - 48

•	Gross margin for SJESP decreased $0.1 million in 2009 compared with 2008. Gross margin as a percentage of Operating Revenues did not change significantly between years.

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

SJI - 49

•
Gross margin from SJE’s retail gas sales increased $2.2 million in 2008, compared with 2007. Excluding the impact of a $0.6 million increase in unrealized gains recorded on forward financial contracts, gross margin increased $1.6 million in 2008 compared with 2007. Gross margin as a percentage of Operating Revenues increased 1.3 percentage points in 2008 compared with 2007. Excluding the impact of unrealized gains, this increase is due mainly to two main factors. First, SJE partially recovered losses from a full requirements customer in the commercial market that were recognized in 2006. Second, the 2008 margin reflects the impact of our initiatives to actively capitalize on market volatility which resulted in securing more attractive spreads, particularly in the first and fourth quarters.

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

Operations Expense — A summary of net changes in operations expense follows (in thousands):

	2009 vs. 2008	2008 vs. 2007
Utility	$6,422	$4,375
Nonutility:
Wholesale Gas	865	1,384
Retail Gas and Other	(366)	115
Retail Electricity	584	(73)
On-Site Energy Production	1,311	1,443
Appliance Service	586	(643)
Total Nonutility	2,980	2,226
Intercompany Eliminations and Other	(105)	(409)
Total Operations	$9,297	$6,192

Utility Operations expense increased $6.4 million during 2009, as compared with 2008.  This increase is primarily the result of a $4.0 million increase in the cost of providing pension and other postretirement benefit plans during 2009 due to significant losses in the assets of those plans during 2008.  The Company also experienced moderate increases in insurance, governance, compliance and employee compensation costs during 2009.

SJI - 50

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

Nonutility Wholesale Gas Operations expense increased in 2009 and 2008 compared with the previous year due mainly to additional personnel costs and governance and compliance costs to support continued growth.

Nonutility On-Site Energy Production Operations expense increased in 2009 and 2008 compared with the previous year due mainly to higher labor and operating costs at all active projects, costs related to landfill projects and the thermal plant expansion that began operations during 2008.

Nonutility Appliance Service Operations expense decreased in 2008, compared with 2007, due mainly to the benefit of several cost cutting initiatives that were implemented towards the end of 2007.

Other changes in Operations Expense during 2009 and 2008 were not significant.

Other Operating Expenses — A summary of changes in other consolidated operating expenses (in thousands):

	2009 vs. 2008	2008 vs. 2007
Maintenance	$970	$1,554
Depreciation	2,043	1,295
Energy and Other Taxes	(390)	(62)

Maintenance – Maintenance expense increased $1.0 million during 2009, compared with 2008; and $1.6 million during 2008, compared with 2007; primarily due to higher levels of Remediation Adjustment Clause (RAC) amortization. These costs are recovered from ratepayers; therefore, SJG experienced an offsetting increase in revenue during 2009 and 2008.  There was an additional increase in 2008 as a result of installing safety devices on certain residential meters aimed at preventing unauthorized usage and maintenance of company equipment.

SJI - 51

Depreciation Expense - Depreciation increased during 2009 and 2008, compared with the prior year, due mainly to the increased investment in property, plant and equipment by SJG and Marina.

Energy and Other Taxes — Energy and Other Taxes decreased in 2009, compared with 2008, primarily due to a reduction in real estate taxes at a company owned property due to a reduction in assessed value. Energy and Other Taxes increased in 2008 compared with 2007 primarily due to higher energy-related taxes based on increased taxable firm throughput and revenues in 2008.    Other changes were not significant.

Other Income and Expense — The change in other income and expense in 2009 and 2008 compared with the prior year was not significant.

Interest Charges — Interest charges decreased by $6.7 million in 2009 as compared with 2008, and $1.5 million in 2008 as compared with 2007. The reduction in 2009 was due primarily to lower interest rates on short and long-term debt that more than offset higher average borrowing levels experienced during 2009. Higher borrowings were incurred in 2009 mainly to support increased levels of capital investment. The reduction in interest charges in 2008 as compared with 2007 was due to lower interest rates on short-term debt and lower average levels of short-term debt. Average short-term debt outstanding reduced in 2008 as compared with 2007 due primarily to lower average natural gas inventory levels at our commodity marketing business during 2008. Partially offsetting these factors in 2008 were higher interest rates incurred on SJG’s auction-rate debt during the first half of 2008 and $2.2 million of ineffectiveness on interest rate swaps during the fourth quarter of 2008.

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

SJI - 52

Cash Flows from Operating Activities — Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $175.2 million, $26.4 million and $147.8 million in 2009, 2008 and 2007, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization and gas cost recoveries. Net cash provided by operating activities in 2009 was positively impacted by lower unit gas costs and the impact of those costs on natural gas inventory balances.  The Company also incurred lower environmental remediation costs in 2009 as compared with 2008.  The lower environmental remediation costs include a decrease in remediation expenditures as well as increased insurance recoveries during 2009.  Net cash provided by operating activities in 2008 was negatively impacted by higher gas prices in the first half of 2008 which resulted in significantly higher costs to fill our natural gas inventories at both our utility and non-utility businesses than experienced in 2007.  The company also incurred higher environmental remediation costs in 2008 compared with 2007.  In addition, in anticipation of a large transmission pipeline project in 2009, SJG purchased and inventoried $9.3 million of pipe at the end of 2008. Finally, SJI made a $5.9 million pension contribution during 2008.  No such contribution was made in the prior year. The comparison of net cash provided by operating activities between 2007 and 2006 was significantly impacted by the combination of an increased income stream (excluding unrealized gains), and more favorable inventory and payable positions in 2007. A significant portion of the unrealized gains from 2006 were realized in 2007. Inventory levels declined by a greater amount in 2007 due to a weather induced increase in heating demand at our utility and greater storage withdrawals at our gas marketing business.

Cash Flows from Investing Activities — SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. Net cash outflows for construction projects for 2009, 2008 and 2007 amounted to $109.3 million, $62.0 million and $55.5 million, respectively. We estimate the net cash outflows for construction projects for 2010, 2011 and 2012 to be approximately $167.5 million, $58.5 million and $58.3 million, respectively.  The increase in the 2009 capital expenditures was a direct result of SJG’s CIRT program, which began in 2009.  See additional details under “Rates and Regulation.”

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

SJI - 53

During 2009 and 2008, the Company provided advances to unconsolidated affiliates of $26.8 million and $7.5 million, respectively. The purpose of the advances was to cover certain project related costs of LVE Energy Partners, LLC (See Commitments and Contingencies), to provide a portion of the financing needed to acquire a central utility plant at a new casino in Pennsylvania and develop several landfill gas-fired electric production facilities.

Cash Flows from Financing Activities — Short-term borrowings under lines of credit from commercial banks are used to supplement cash from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, short-term debt incurred to finance capital expenditures is refinanced with long-term debt.

Credit facilities and available liquidity as of December 31, 2009 were as follows (in thousands):

Company	Total Facility	Usage (A)	Available Liquidity	Expiration Date

SJG:

Revolving Credit Facility	$100,000	$85,000	$15,000	August 2011
Line of Credit	40,000	10,000	30,000	December 2010
Uncommitted Bank Lines	55,000	14,400	40,600	Various

Total SJG	195,000	109,400	85,600

SJI:

Revolving Credit Facility	$200,000	$162,000	$38,000	August 2011
Uncommitted Bank Lines	30,000	9,300	20,700	Various

Total SJI	230,000	171,300	58,700

Total	$425,000	$280,700	$144,300
(A)	Includes letters of credit in the amount of $82.0 million under the SJI revolving credit facility and $2.1 million under the SJI uncommitted bank lines.

SJI - 54

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary the SJI facilities can also be used to support SJG’s liquidity needs. All committed facilities contain one financial covenant regarding the ratio of total debt to total capitalization, measured on a quarterly basis. SJI and SJG were in compliance with this covenant as of December 31, 2009. Borrowings under these credit facilities are at market rates. The weighted average borrowing cost, which changes daily, was 0.77%, 1.16% and 5.27% at December 31, 2009, 2008 and 2007, respectively.  Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business’ future liquidity needs.

SJI supplements its operating cash flow and credit lines with both debt and equity capital. Over the years, SJG has used long-term debt, primarily in the form of First Mortgage Bonds and Medium Term Notes (MTN), secured by the same pool of utility assets, to finance its long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment. In September 2009, SJG received approval from the New Jersey Board of Public Utilities to issue up to $150.0 million in long-term debt by September 2011.  SJG intends to borrow $15.0 million in March 2010 and $45.0 million by June 2010 in a delayed funding under a private placement. In November 2009, SJG completed an early redemption of $9.9 million of 6.50% bonds due in 2016.  SJG redeemed this debt early to achieve significant interest expense savings due to the low interest rates currently available to SJG.

In June 2008, SJG repurchased $25.0 million of its auction-rate securities at par by drawing under its lines of credit.  That action resulted in a $25.0 million reduction in long-term debt on SJG’s balance sheet.  SJG converted these repurchased auction-rate securities to variable rate demand bonds and remarketed them to the public during the third quarter of 2008. No other long-term debt was issued during 2008 or 2009.

SJI raised equity capital over the past three years through its Dividend Reinvestment Plan (DRP). Historically, participants in SJI's DRP received newly issued shares. Through the end of March 2008, we offered a 2% discount on DRP investments as it was the most cost-effective way to raise equity capital in the quantities we were seeking. Due to our continued strong equity position, beginning in April 2008, the 2% discount was not offered and DRP participants began receiving shares purchased in the market.  Through the DRP, SJI raised $2.1 million of equity capital by issuing 60,390 shares in 2008, and $7.5 million of equity capital by issuing 212,428 shares in 2007.  In September 2008, we announced our intent to establish a stock repurchase program for SJI that could result in the repurchase of up to 1.5 million shares of SJI common stock at any time prior to October 2012.  No purchases have been made to date.

SJI - 55

SJI’s capital structure was as follows:

	As of December 31,
	2009	2008

Equity	50.0%	47.4%
Long-Term Debt	32.0	33.0
Short-Term Debt	18.0	19.6
Total	100.0%	100.0%

SJG’s long-term, senior secured debt is rated “A” and “A2” by Standard & Poor’s and Moody’s Investor Services, respectively. These ratings had not changed in at least the past five years until Moody’s Investor Services raised SJG’s senior secured debt rating to “A2” from “Baal” in August of 2009.

For 2009, 2008 and 2007, SJI paid quarterly dividends to its common shareholders. SJI has paid dividends on its common stock for 58 consecutive years and has increased that dividend each year for the last ten years. The Company currently looks to grow that dividend by at least 6% to 7% per year and has a targeted payout ratio of between 50% and 60%. In setting the dividend rate, the Board of Directors of SJI considers future earnings expectations, payout ratio, and dividend yield relative to those at peer companies as well as returns available on other income-oriented investments.

COMMITMENTS AND CONTINGENCIES — SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental remediation costs. Net cash outflows for construction and remediation projects for 2009 amounted to $109.3 million and $0.4 million, respectively. We estimate net cash outflows for construction projects for 2010, 2011 and 2012, to be approximately $167.5 million, $58.5 million and $58.3 million, respectively.  We estimate net cash outflows for remediation projects for 2010, 2011 and 2012 to be approximately $23.6 million, $13.8 million and $9.6 million respectively.  As discussed in Notes 9 and 14 to the consolidated financial statements, certain environmental costs are subject to recovery from insurance carriers and ratepayers.

SJI - 56

STANDBY LETTERS OF CREDIT — As of December 31, 2009, SJI provided $84.1 million of standby letters of credit through SJI’s revolving credit facility and uncommitted bank line. Letters of credit in the amount of $62.3 million support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance Marina’s initial thermal plant project and $8.7 million was posted to support SJI’s guaranty of LVE discussed below. The additional outstanding letters of credit total $13.1 million, and were posted to enable SJE to market retail electricity and for various construction activities. The Company also provided two additional letters of credit under separate facilities outside of the revolving credit facility. These letters of credit consist of a $25.2 million letter of credit provided by SJG to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG’s natural gas distribution system; and a $30.7 million letter of credit provided by Marina to support a capital contribution obligation as discussed above. These letters of credit expire in August 2010 and November 2010, respectively.

SJG and SJRG have certain commitments for both pipeline capacity and gas supply for which they pay fees regardless of usage. Those commitments as of December 31, 2009, average $45.5 million annually and total $189.1 million over the contracts’ lives. Approximately 28% of the financial commitments under these contracts expire during the next five years. We expect to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the Basic Gas Supply Service clause.

The following table summarizes our contractual cash obligations and their applicable payment due dates as of December 31, 2009 (in thousands):

		Up to	Years	Years	More than
Contractual Cash Obligations	Total	1 Year	2 & 3	4 & 5	5 Years

Long-Term Debt	$347,912	$35,119	$27,447	$50,662	$234,684
Interest on Long-Term Debt	233,266	19,354	35,713	32,199	146,000
Capital Contribution/Advances to Affiliates Obligation	42,400	42,400	-	-	-
Operating Leases	1,669	612	738	289	30
Commodity Supply Purchase Obligations	557,847	337,910	111,768	26,888	81,281
New Jersey Clean Energy Program (Note 9)	33,117	9,205	23,912	-	-
Other Purchase Obligations	1,538	1,392	146	-	-
Total Contractual Cash Obligations	$1,217,749	$445,992	$199,724	$110,038	$461,995

SJG’s variable rate debt of $25.0 million has been included in the current portion of long-term debt above.  However, interest on long-term debt in the table above includes the related interest obligations through maturity as well as the impact of all interest rate swap agreements.  Expected environmental remediation costs, asset retirement obligations and the liability for unrecognized tax benefits are not included in the table above as the total obligation cannot be calculated due to the subjective nature of these costs and the timing of anticipated payments.  SJG’s regulatory obligation to contribute $3.6 million annually to its other postretirement benefit plans’ trusts, less costs incurred directly by the company, is not included as the duration is indefinite.

SJI - 57

Capital Contribution Obligation - In December 2007, Marina and its joint venture partner agreed to each contribute approximately $30.4 million of equity to LVE as part of its construction period financing (See Note 2 to the consolidated financial statements). Marina’s obligation is secured by an irrevocable letter of credit from a bank. The equity contribution is expected to be made in 2010.  In September 2009, Marina and its joint venture partner agreed to each contribute an additional $6.7 million of equity to LVE as discussed below.  This equity contribution is expected to be made in 2010, and is also secured by an irrevocable letter of credit from a bank.

Off-Balance Sheet Arrangements — An off-balance sheet arrangement is any contractual arrangement involving an unconsolidated entity under which the company has either made guarantees or has certain other interests or obligations.

The Company has recorded a liability of $8.8 million which is included in Other Current Liabilities and Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the consolidated balance sheets as of December 31, 2009 for the fair value of the following guarantees:

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

SJI - 58

The district energy system and central energy center are being financed by LVE with debt that is non-recourse to SJI. In September 2009, LVE reached an agreement with the banks that are financing the energy facilities to address defaults under the financing agreements. These LVE defaults were caused by the resort developer’s construction delay and the termination of an energy services agreement by a hotel operator associated with the project. As a result of these defaults, the banks had previously stopped funding the project. The terms of the new agreement require SJI and its partner in this joint venture to guaranty the payment of future interest costs by LVE through, at the latest, December 2010. SJI and its partner in this joint venture have each provided the banks with a $2.0 million irrevocable letter of credit from a bank to support this guaranty. The maximum amount of remaining LVE interest costs to be paid by SJI under this guaranty if payments are required, and SJI was the only guarantor, would be approximately $10.7 million. In addition, SJI and its partner in this joint venture each committed to provide approximately $8.9 million of additional capital as of September 2009 to cover costs related to the termination of the energy services agreement by a hotel operator and interest costs incurred since August 2008 when the resort developer suspended construction. Of this amount, $6.7 million was in the form of an irrevocable letter of credit from a bank and the remaining $2.2 million was provided in cash in 2009. These funds are in addition to the $30.4 million capital contribution obligation discussed above. In turn, the banks waived all existing defaults under the financing agreements and were relieved of their commitment to provide additional funding. LVE continues to pursue a work around plan to address the project delay by the resort developer and intends to seek additional financing to complete the facility once construction of the resort resumes. The Energy Sales Agreement between LVE and the resort developer includes a payment obligation by the resort developer of certain fixed payments to be made to LVE beginning in the fourth quarter of 2010. A portion of this payment obligation is guaranteed by the parent of the resort developer.  As of December 31, 2009, the Company had a net liability of approximately $7.9 million included in Investment in Affiliates, Other Current Liabilities and Other Noncurrent Liabilities on the consolidated balance sheets related to this project in addition to unsecured Notes Receivable – Affiliate of approximately $14.2 million due from LVE. As of December 31, 2009, SJI's capital at risk is limited to its equity contributions, contribution obligations and the unsecured notes receivable totaling approximately $53.9 million. During 2009, SJI and its partner in this joint venture each provided support to LVE of approximately $12.9 million to cover project related costs.

SJI - 59

As a result of the construction delay, management has evaluated the investment in LVE and concluded that the fair value of this investment continues to be in excess of the carrying value as of December 31, 2009.

SJI issued a performance guaranty for up to $180.0 million to the resort developer to ensure that certain construction milestones relating to the development of the thermal facility are met. As a result of achieving certain milestones, the guaranty was reduced to $94.0 million as of December 31, 2009. Concurrently, SJI is the beneficiary of a surety bond purchased by the project’s general contractor that provides security to SJI in the event of missed construction milestones. LVE has proposed a revised milestone schedule due to delays announced by the resort developer. In addition, SJI has guaranteed the obligations of LVE under certain insurance policies during the construction period.  The maximum amount that SJI could be obligated for, in the event that LVE does not have sufficient resources to make deductible payments on future claims under these insurance policies, is approximately $6.0 million.  SJI has also guaranteed certain performance obligations of LVE under the operating agreements between LVE and the resort developer, up to $20.0 million each year for the term of the agreement, commencing with the first year of operations.  SJI and its partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees.

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

SJI - 60

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

MARKET RISKS:

Commodity Markets Risks — Certain regulated and nonregulated SJI subsidiaries are involved in buying, selling, transporting and storing natural gas and buying and selling retail electricity for their own accounts as well as managing these activities for other third parties. These subsidiaries are subject to market risk due to price fluctuations. To hedge against this risk, we enter into a variety of physical and financial transactions including forward contracts, swaps, futures and options agreements. To manage these transactions, SJI has a well-defined risk management policy approved by our Board of Directors that includes volumetric and monetary limits. Management reviews reports detailing activity daily. Generally, the derivative activities described above are entered into for risk management purposes.

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

SJI - 61

SJI has entered into certain contracts to buy, sell, and transport natural gas and to buy and sell retail electricity.  For those derivatives not designated as hedges, we recorded the net unrealized pre-tax (loss) gain of $(14.8) million, $9.3 million and  $3.6 million in earnings during the years 2009, 2008 and 2007, respectively,  which are included with realized gains and losses in Operating Revenues — Nonutility.  The fair value and maturity of these energy-trading contracts determined under the mark-to-market method as of December 31, 2009 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Maturity Beyond 3 Years	Total

Prices actively quoted	$18,780	$5,104	$48	$23,932

Prices provided by other external sources	16,877	6,379	39	23,295

Prices based on internal models or other valuation methods	855	15	-	870

Total	$36,512	$11,498	$87	$48,097

Liabilities
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Maturity Beyond 3 Years	Total

Prices actively quoted	$13,828	$4,554	$-	$18,382

Prices provided by other external sources	5,668	3,973	-	9,641

Prices based on internal models or other valuation methods	8,764	2,283	121	11,168

Total	$28,260	$10,810	$121	$39,191

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Contracted volumes of our NYMEX contracts are 1.4 million decatherms (dts) with a weighted-average settlement price of $6.55 per dt.  Contracted volumes of our basis contracts are 10.0 million dts with a weighted average settlement price of $0.72 per dt.  Contracted volumes of electric are 1.8 million mwh with a weighted average settlement price of $66.49 per mwh.

SJI - 62

A reconciliation of SJI's estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Assets, January 1, 2009	$16,289
Contracts Settled During 2009, Net	(12,307)
Other Changes in Fair Value from Continuing and New Contracts, Net	4,924

Net Derivatives — Energy Related Assets, December 31, 2009	$8,906

Interest Rate Risk — Our exposure to interest-rate risk relates primarily to short-term, variable-rate borrowings. Short-term, variable-rate debt outstanding at December 31, 2009 was $196.6 million and averaged $161.1 million during 2009. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $1.0 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2009 - 29 b.p. decrease; 2008 - 397 b.p. decrease; 2007 – 45 b.p. decrease; 2006 — 67 b.p. increase; and 2005 — 194 b.p. increase.  For December 2009, our average interest rate on variable-rate debt was 0.75%.

We issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of December 31, 2009, the interest costs on all but $7.1 million of our long-term debt was either at a fixed-rate or hedged via an interest rate derivative. Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates. However, due to market conditions during 2008, the demand for auction-rate securities was disrupted resulting in increased interest rate volatility for tax-exempt auction-rate debt.   As a result, the $25.0 million of tax-exempt auction-rate debt issued by the Company (and repurchased in June 2008) was exposed to changes in interest rates that were not completely mitigated by the related interest rate derivatives. The auction rate debt was converted to another form of variable rate debt and resold in the public market in August 2008. In addition, during the fourth quarter of 2008 and the first quarter of 2009, as a result of unusual market conditions, the interest rate derivatives on Marina’s variable rate demand bonds were not completely effective in mitigating the risks resulting from changes in interest rates. Consequently, the Company discontinued hedge accounting on these interest rate derivatives.  All of these interest rate derivatives remain in place and are expected to substantially offset future changes in interest rates on the respective securities.

SJI - 63

As of December 31, 2009, SJI’s active interest rate swaps were as follows:

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

Credit Risk - As of December 31, 2009, approximately 44.5% of the current and noncurrent Derivatives – Energy Related Assets or $21.4 million are with a single retail counterparty. This counterparty has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assignable to SJI in the event of a default by the counterparty.

As of December 31, 2009, SJRG had $58.3 million of Accounts Receivable under sales contracts. Of that total, 91% were with companies rated investment-grade, were guaranteed by an investment-grade-rated parent or were with companies where we have a collateral arrangement or insurance coverage. The remainder of the Accounts Receivable were within approved credit limits.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

Information required by this item can be found in the section entitled “Market Risks” on page 61 of this report.

SJI - 64

Item 8. Financial Statements and Supplementary Data

Statements of Consolidated Income	South Jersey Industries, Inc. and Subsidiaries
(In Thousands Except for Per Share Data)	Year Ended December 31,

	2009	2008	2007

Operating Revenues:
Utility	$480,264	$560,191	$611,007
Nonutility	365,180	401,786	345,364

Total Operating Revenues	845,444	961,977	956,371

Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	289,740	375,549	433,495
- Nonutility	303,648	303,893	273,206
Operations	89,066	79,769	73,577
Maintenance	8,869	7,899	6,345
Depreciation	31,280	29,237	27,942
Energy and Other Taxes	11,731	12,121	12,183

Total Operating Expenses	734,334	808,468	826,748

Operating Income	111,110	153,509	129,623

Other Income and Expense	1,411	890	2,401
Interest Charges	(18,992)	(25,676)	(27,215)

Income Before Income Taxes	93,529	128,723	104,809

Income Taxes	(34,302)	(51,948)	(43,056)
Equity in (Loss) Earnings of Affiliated Companies	(926)	176	885

Income from Continuing Operations	58,301	76,951	62,638

Loss from Discontinued Operations - (Net of tax benefit)	(427)	(247)	(391)

Net Income	57,874	76,704	62,247

Less: Net Loss Attributable to Noncontrolling Interest in Subsidiaries	231	227	21

Net Income - Attributable to South Jersey Industries, Inc. Shareholders	$58,105	$76,931	$62,268

Amounts Attributable to South Jersey Industries, Inc. Shareholders
Income from Continuing Operations	$58,532	$77,178	$62,659
Loss from Discontinued Operations - (Net of tax benefit)	(427)	(247)	(391)

Net Income - Attributable to South Jersey Industries, Inc. Shareholders	$58,105	$76,931	$62,268

Basic Earnings per Common Share Attributable to South Jersey Industries, Inc. Shareholders:
Continuing Operations	$1.97	$2.60	$2.13
Discontinued Operations	(0.02)	(0.01)	(0.02)

Basic Earnings per Common Share	$1.95	$2.59	$2.11

Average Shares of Common Stock Outstanding - Basic	29,785	29,707	29,480

Diluted Earnings per Common Share Attributable to South Jersey Industries, Inc. Shareholders:
Continuing Operations	$1.96	$2.59	$2.12
Discontinued Operations	(0.02)	(0.01)	(0.02)

Diluted Earnings per Common Share	$1.94	$2.58	$2.10

Average Shares of Common Stock Outstanding - Diluted	29,893	29,843	29,593

Dividends Declared per Common Share	$1.22	$1.11	$1.01

The accompanying notes are an integral part of the consolidated financial statements.

SJI - 65

Statements of Consolidated Cash Flows	South Jersey Industries, Inc. and Subsidiaries
(In Thousands)	Year Ended December 31,

	2009	2008	2007

Cash Flows from Operating Activities:

Net Income	$57,874	$76,704	$62,247
Loss from Discontinued Operations	427	247	391
Income from Continuing Operations	58,301	76,951	62,638
Adjustments to Reconcile Income from Continuing Operations to Net Cash Provided by
Operating Activities:
Depreciation and Amortization	39,447	35,665	32,865
Net Unrealized Loss (Gain) on Derivatives - Energy Related	14,815	(9,317)	(3,635)
Unrealized Loss on Derivatives - Other	1,210	2,174	-
Provision for Losses on Accounts Receivable	2,728	2,332	2,603
TAC/CIP Receivable	5,376	2,641	(7,946)
Deferred Gas Costs - Net of Recoveries	(7,910)	5,885	7,755
Deferred SBC Costs - Net of Recoveries	(119)	1,199	3,960
Stock-Based Compensation Expense	1,481	1,263	1,090
Deferred and Noncurrent Income Taxes - Net	21,917	23,014	12,030
Environmental Remediation Costs - Net	(449)	(26,175)	(10,926)
Gas Plant Cost of Removal	(1,678)	(1,463)	(1,275)
Changes in:
Accounts Receivable	(28,003)	(14,293)	(5,232)
Inventories	68,591	(48,599)	21,459
Prepaid and Accrued Taxes - Net	(4,818)	(7,022)	8,916
Accounts Payable and Other Accrued Liabilities	(8,213)	14,018	(5,036)
Margin Account Liability	-	(4,112)	4,112
Derivatives - Energy Related	12,366	(17,564)	21,050
Other Assets and Liabilities	(345)	(8,931)	3,474
Cash Flows from Discontinued Operations	493	(1,277)	(56)

Net Cash Provided by Operating Activities	175,190	26,389	147,846

Cash Flows from Investing Activities:

Capital Expenditures	(109,307)	(61,972)	(55,539)
Net Proceeds from Sale of (Purchase of) Restricted Investments in Margin Account	25,883	(29,731)	10,404
Proceeds from Sale of Restricted Investments from Escrowed Loan Proceeds	-	5,170	6,710
Purchase of Restricted Investments with Escrowed Loan Proceeds	-	(77)	(523)
Investment in Long-Term Receivables	(4,730)	(5,558)	(4,123)
Proceeds from Long-Term Receivables	5,399	3,399	3,877
Purchase of Company Owned Life Insurance	(4,444)	(4,287)	(3,917)
Investment in Affiliate	(3,999)	(2,969)	(7,463)
Return of Investment in Affiliate	175	7,470	7,208
Proceeds from Sale of Investment in Affiliate	-	58	-
Advances on Notes Receivable - Affilate	(26,780)	(7,457)	-
Repayment of Advances on Notes Receivable - Affiliate	2,897	-	-

Net Cash Used in Investing Activities	(114,906)	(95,954)	(43,366)

Cash Flows from Financing Activities:

Net (Repayments of) Borrowings from Lines of Credit	(15,950)	94,260	(76,310)
Proceeds from Issuance of Long-Term Debt	-	25,000	-
Principal Repayments of Long-Term Debt	(9,985)	(25,106)	(2,389)
Dividends on Common Stock	(36,426)	(32,914)	(29,656)
Proceeds from Sale of Common Stock	-	2,076	7,484
Payments for Issuance of Long-Term Debt	(178)	(320)	-
Other	303	666	137

Net Cash (Used in) Provided by Financing Activities	(62,236)	63,662	(100,734)

Net (Decrease) Increase in Cash and Cash Equivalents	(1,952)	(5,903)	3,746
Cash and Cash Equivalents at Beginning of Year	5,775	11,678	7,932

Cash and Cash Equivalents at End of Year	$3,823	$5,775	$11,678

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest (Net of Amounts Capitalized)	$20,519	$24,253	$27,025
Income Taxes (Net of Refunds)	$11,844	$35,363	$22,461

Supplemental Disclosures of Non-Cash Investing Activities
Capital Expenditures acquired on account but unpaid as of year-end	$19,934	$7,877	$4,797
Guarantee of certain obligations of unconsolidated affiliates	$6,852	$-	$1,985

The accompanying notes are an integral part of the consolidated financial statements.

SJI - 66

Consolidated Balance Sheets (In Thousands)	South Jersey Industries, Inc. and Subsidiaries
	December 31,
	2009	2008

Assets

Property, Plant and Equipment:
Utility Plant, at original cost	$1,275,792	$1,172,014
Accumulated Depreciation	(314,627)	(295,432)
Nonutility Property and Equipment, at cost	132,119	121,658
Accumulated Depreciation	(20,212)	(15,632)

Property, Plant and Equipment - Net	1,073,072	982,608

Investments:
Available-for-Sale Securities	5,958	4,859
Restricted	5,215	31,098
Investment in Affiliates	2,483	1,966

Total Investments	13,656	37,923

Current Assets:
Cash and Cash Equivalents	3,823	5,775
Accounts Receivable	141,109	121,683
Unbilled Revenues	58,598	52,907
Provision for Uncollectibles	(6,268)	(5,757)
Notes Receivable - Affiliate	502	-
Natural Gas in Storage, average cost	99,697	162,387
Materials and Supplies, average cost	6,877	12,778
Prepaid Taxes	20,093	14,604
Derivatives - Energy Related Assets	36,512	63,201
Other Prepayments and Current Assets	7,412	7,506

Total Current Assets	368,355	435,084

Regulatory and Other Noncurrent Assets:
Regulatory Assets	240,462	270,434
Derivatives - Energy Related Assets	11,585	19,712
Unamortized Debt Issuance Costs	6,788	7,166
Notes Receivable - Affiliate	30,838	7,457
Contract Receivables	13,544	13,565
Other	23,708	19,478

Total Regulatory and Other Noncurrent Assets	326,925	337,812

Total Assets	$1,782,008	$1,793,427

Capitalization and Liabilities

Capitalization:
Equity	$544,564	$516,448
Long-Term Debt	312,793	332,784

Total Capitalization	857,357	849,232

Current Liabilities:
Notes Payable	196,600	212,550
Current Portion of Long-Term Debt	35,119	25,112
Accounts Payable	123,921	120,162
Customer Deposits and Credit Balances	14,128	14,449
Environmental Remediation Costs	23,639	13,670
Taxes Accrued	6,518	5,510
Derivatives - Energy Related Liabilities	28,260	50,925
Deferred Income Taxes - Net	19,897	25,009
Deferred Contract Revenues	6,081	5,840
Interest Accrued	6,211	6,519
Pension and Other Postretirement Benefits	1,109	1,031
Other Current Liabilities	17,301	19,130

Total Current Liabilities	478,784	499,907

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	215,346	184,294
Investment Tax Credits	1,518	1,832
Pension and Other Postretirement Benefits	69,141	80,835
Environmental Remediation Costs	49,803	54,495
Asset Retirement Obligations	23,229	22,553
Derivatives - Energy Related Liabilities	10,931	15,699
Derivatives - Other	5,823	14,088
Regulatory Liabilities	50,193	50,447
Other	19,883	20,045

Total Deferred Credits and Other Noncurrent Liabilities	445,867	444,288

Commitments and Contingencies (Note 14)
Total Capitalization and Liabilities	$1,782,008	$1,793,427

The accompanying notes are an integral part of the consolidated financial statements.

SJI - 67

Statements of Consolidated Capitalization (In Thousands Except for Share Data)	South Jersey Industries, Inc. and Subsidiaries December 31,

	2009	2008

Equity:
Common Stock: Par Value $1.25 per share; Authorized 60,000,000 shares;
Outstanding Shares: 29,796,232 (2009) and 29,728,697 (2008)
Balance at Beginning of Year	$37,161	$37,010
Common Stock Issued or Granted Under Stock Plans	84	151

Balance at End of Year	37,245	37,161
Premium on Common Stock	254,503	252,495
Treasury Stock (at par)	(183)	(176)
Accumulated Other Comprehensive Loss	(19,469)	(24,199)
Retained Earnings	271,505	249,973

Total South Jersey Industries, Inc. Shareholders' Equity	543,601	515,254

Noncontrolling Interest in Subsidiaries	963	1,194

Total Equity	544,564	516,448

Long-Term Debt: (A)
South Jersey Gas Company:
First Mortgage Bonds: (B)
6.12% Series due 2010	10,000	10,000
6.74% Series due 2011	10,000	10,000
6.57% Series due 2011	15,000	15,000
4.46% Series due 2013	10,500	10,500
5.027% Series due 2013	14,500	14,500
4.52% Series due 2014	11,000	11,000
5.115% Series due 2014	10,000	10,000
5.387% Series due 2015	10,000	10,000
5.437% Series due 2016	10,000	10,000
6.50% Series due 2016 (C)	-	9,873
4.60% Series due 2016	17,000	17,000
4.657% Series due 2017	15,000	15,000
7.97% Series due 2018	10,000	10,000
7.125% Series due 2018	20,000	20,000
5.587% Series due 2019	10,000	10,000
7.7% Series due 2027	35,000	35,000
5.55% Series due 2033	32,000	32,000
6.213% Series due 2034	10,000	10,000
5.45% Series due 2035	10,000	10,000

Series A 2006 Bonds at variable rates due 2036 (D)	25,000	25,000

Marina Energy LLC: (E)
Series A 2001 Bonds at variable rates due 2031	20,000	20,000
Series B 2001 Bonds at variable rates due 2021	25,000	25,000
Series A 2006 Bonds at variable rates due 2036	16,400	16,400

AC Landfill Energy, LLC: (F)
Bank Term Loan, 6% due 2014	331	442
Mortgage Bond, 4.19% due 2019	1,181	1,181

Total Long-Term Debt Outstanding	347,912	357,896
Less Current Maturities	(35,119)	(25,112)

Total Long-Term Debt	312,793	332,784

Total Capitalization	$857,357	$849,232

(A)	The long-term debt maturities and sinking fund requirements for the succeeding five years are as follows:
2010, $10,119; 2011, $25,126; 2012, $2,321; 2013, $27,328 and 2014, $23,334.
(B)	SJG's First Mortgage dated October 1, 1947, as supplemented, securing the First Mortgage Bonds constitutes a direct first mortgage lien on substantially all utility plant.
(C)	In November 2009 SJG retired its 6.5% First Mortgage Bonds at par.
(D)
On April 20, 2006, SJG issued $25.0 million of tax exempt, auction rate debt through the New Jersey Economic Development Authority (NJEDA) under its $150.0 million MTN Program. These bonds were repurchased by the Company in June 2008 and remarketed to the public in August 2008 as variable rate demand bonds with liquidity support provided by a letter of credit from a commercial bank. As of December 31, 2008 and 2009, the respective letter of credit expires in August of the subsequent year. Consequently, these bonds are included in the current portion of long-term debt. Material terms of the original bonds, such as the 2036 maturity date, floating rate interest that resets weekly, and a first mortgage collateral position, remain unchanged.

(E)
Marina has issued $61.4 million of unsecured variable-rate revenue bonds through the (NJEDA). The variable rates at December 31, 2009 for the Series A 2001, Series B 2001, and Series A 2006 bonds were 0.25%, 0.28% and 0.25% respectively.

(F)	The debt of AC Landfill Energy is secured by a first mortgage interest in plant and equipment, and an assignment of rents and leases of the facility.

The accompanying notes are an integral part of the consolidated financial statements.

SJI - 68

Statements of Consolidated Changes In Equity
(In Thousands)	South Jersey Industries, Inc. and Subsidiaries
	Years Ended December 31, 2007, 2008 & 2009

	Common Stock	Premium on Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest in Subsidiaries	Total

Balance at January 1, 2007	$36,657	$239,763	$-	$(7,791)	$173,636	$461	$442,726
Net Income					62,268	(21)	62,247
Other Comprehensive Loss, Net of Tax (a)				(2,524)			(2,524)
Common Stock Issued or Granted Under Stock Plans	353	8,686	(187)		(125)		8,727
Cash Dividends Declared - Common Stock					(29,656)		(29,656)

Balance at December 31, 2007	37,010	248,449	(187)	(10,315)	206,123	440	481,520
Net Income					76,931	(227)	76,704
Other Comprehensive Loss, Net of Tax (a)				(13,884)			(13,884)
Contributions to noncontrolling interest in subsidiaries						981	981
Common Stock Issued or Granted Under Stock Plans	151	4,046	11		(167)		4,041
Cash Dividends Declared - Common Stock					(32,914)		(32,914)

Balance at December 31, 2008	37,161	252,495	(176)	(24,199)	249,973	1,194	516,448
Net Income					58,105	(231)	57,874
Other Comprehensive Income, Net of Tax (a)				4,730			4,730
Common Stock Issued or Granted Under Stock Plans	84	2,008	(7)		(147)		1,938
Cash Dividends Declared - Common Stock					(36,426)		(36,426)

Balance at December 31, 2009	$37,245	$254,503	$(183)	$(19,469)	$271,505	$963	$544,564

Disclosure of Changes In Accumulated Other Comprehensive Loss Balances (a)
(In Thousands)	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Other Comprehensive Income (Loss) of Affiliated Companies	Accumulated Other Comprehensive Loss

Balance at January 1, 2007	$(7,156)	$(842)	$207	$-	$(7,791)
Changes During Year	199	(1,385)	(195)	(1,143)	(2,524)
Balance at December 31, 2007	(6,957)	(2,227)	12	(1,143)	(10,315)
Changes During Year	(6,877)	(1,062)	(730)	(5,215)	(13,884)
Balance at December 31, 2008	(13,834)	(3,289)	(718)	(6,358)	(24,199)
Changes During Year	1,208	958	533	2,031	4,730
Balance at December 31, 2009	$(12,626)	$(2,331)	$(185)	$(4,327)	$(19,469)

(a)	Determined using a combined statutory tax rate of 41.08%

The accompanying notes are an integral part of the consolidated financial statements.

SJI - 69

Statements of Consolidated Comprehensive Income	South Jersey Industries, Inc. and Subsidiaries
(In Thousands)	Year Ended December 31,

	2009	2008	2007

Net Income	$57,874	$76,704	$62,247

Other Comprehensive Income (Loss), Net of Tax: (a)

Postretirement Liability Adjustment	1,208	(6,877)	199
Unrealized Gain (Loss) on Available-for-Sale Securities	533	(730)	(195)
Unrealized Gain (Loss) on Derivatives - Other	958	(1,062)	(1,385)
Other Comprehensive Income (Loss) of Affiliated Companies	2,031	(5,215)	(1,143)

Other Comprehensive Income (Loss)- Net of Tax (a)	4,730	(13,884)	(2,524)

Comprehensive Income	62,604	62,820	59,723

Less: Comprehensive Loss Attributable to Noncontrolling Interest in Subsidiaries	231	227	21

Comprehensive Income Attributable to South Jersey Industries, Inc. Shareholders	$62,835	$63,047	$59,744

(a)	Determined using a combined statutory tax rate of 41.08%.

The accompanying notes are an integral part of the consolidated financial statements.

SJI - 70

Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

SJI - 71

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

REGULATION — South Jersey Gas Company (SJG) is subject to the rules and regulations of the New Jersey Board of Public Utilities (BPU). See Note 9 for a detailed discussion of SJG’s rate structure and regulatory actions. SJG maintains its accounts according to the BPU's prescribed Uniform System of Accounts. SJG follows the accounting for regulated enterprises prescribed by FASB ASC Topic 980 -“Regulated Operations.”  In general, Topic 980 allows for the deferral of certain costs (regulatory assets) and creation of certain obligations (regulatory liabilities) when it is probable that such items will be recovered from or refunded to customers in future periods. See Note 10 for a detailed discussion of regulatory assets and liabilities.

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

SJI - 72

REVENUE BASED TAXES — SJI collects certain revenue-based energy taxes from customers. Such taxes include New Jersey State Sales Tax, Transitional Energy Facility Assessment (TEFA) and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. TEFA and PUA are included in both utility revenue and cost of sales utility and totaled $8.8 million, $8.7 million, and $8.8 million in 2009, 2008 and 2007, respectively.

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

ARO activity was as follows (in thousands):

	2009	2008

AROs as of January 1,	$22,553	$24,604
Accretion	507	441
Additions	193	136
Settlements	(24)	(37)
Revisions in Estimated Cash Flows*	-	(2,591)
ARO’s as of December 31,	$23,229	$22,553

*A corresponding reduction was made to Regulatory Assets, thus having no impact on earnings.

SJI - 73

DEPRECIATION — We depreciate utility plant on a straight-line basis over the estimated remaining lives of the various property classes. These estimates are periodically reviewed and adjusted as required after BPU approval. The composite annual rate for all depreciable utility property was approximately 2.3% in 2009, 2008, and 2007. The actual composite rate may differ from the approved rate as the asset mix changes over time. Except for retirements outside of the normal course of business, accumulated depreciation is charged with the cost of depreciable utility property retired, less salvage. Nonutility property depreciation is computed on a straight-line basis over the estimated useful lives of the property, ranging up to 50 years. Gain or loss on the disposition of nonutility property is recognized in operating income.

CAPITALIZED INTEREST — SJG capitalizes interest on construction at the rate of return on the rate base utilized by the BPU to set rates in its last base rate proceeding (See Note 9). Marina capitalizes interest on construction projects in progress based on the actual cost of borrowed funds. SJG’s amounts are included in Utility Plant and Marina’s amounts are included in Nonutility Property and Equipment on the consolidated balance sheets. Interest Charges are presented net of capitalized interest on the consolidated statements of income.  The amount of interest capitalized by SJI for the years ended December 31, 2009, 2008 and 2007 was not significant.

IMPAIRMENT OF LONG-LIVED ASSETS — We review the carrying amount of long-lived assets for possible impairment whenever events or changes in circumstances indicate that such amounts may not be recoverable. For the years ended 2009, 2008 and 2007, no significant impairments were identified.

DERIVATIVE INSTRUMENTS — SJI accounts for derivative instruments in accordance with FASB ASC Topic 815 – “Derivatives and Hedging.”  We record all derivatives, whether designated in hedging relationships or not, on the consolidated balance sheets at fair value unless the derivative contracts qualify for the normal purchase and sale exemption. In general, if the derivative is designated as a fair value hedge, we recognize the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk in earnings. We currently have no fair value hedges. If the derivative is designated as a cash flow hedge, we record the effective portion of the hedge in Accumulated Other Comprehensive Loss and recognize it in the income statement when the hedged item affects earnings. We recognize ineffective portions of the cash flow hedges immediately in earnings. In 2007, we changed our policy to no longer designate energy-related derivative instruments as cash flow hedges. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives, strategies for undertaking various hedge transactions and our methods for assessing and testing correlation and hedge ineffectiveness. All hedging instruments are linked to the hedged asset, liability, firm commitment or forecasted transaction. Due to the application of regulatory accounting principles under FASB ASC Topic 980, gains and losses on derivatives related to SJG’s gas purchases are recorded through the BGSS clause.

SJI - 74

Initially and on an ongoing basis, we assess whether derivatives designated as hedges are highly effective in offsetting changes in cash flows or fair values of the hedged items. We discontinue hedge accounting prospectively if we decide to discontinue the hedging relationship; determine that the anticipated transaction is no longer likely to occur; or determine that a derivative is no longer highly effective as a hedge. In the event that hedge accounting is discontinued, we will continue to carry the derivative on the balance sheet at its current fair value and recognize subsequent changes in fair value in current period earnings. Unrealized gains and losses on the discontinued hedges that were previously included in Accumulated Other Comprehensive Loss will be reclassified into earnings when the forecasted transaction occurs, or when it is probable that it will not occur.

Certain SJI subsidiaries are involved in buying, selling, transporting and storing natural gas and buying and selling retail electricity for their own accounts as well as managing these activities for other third parties. These subsidiaries are subject to market risk on expected future purchases and sales due to commodity price fluctuations. The Company uses a variety of derivative instruments to limit this exposure to market risk in accordance with strict corporate guidelines. These derivative instruments include forward contracts, swap agreements, options contracts and futures contracts. As of December 31, 2009, the Company had outstanding derivative contracts intended to limit the exposure to market risk on 26.0 MMdts of expected future purchases of natural gas, 23.2 MMdts of expected future sales of natural gas and 1.8 MMmwh of expected future purchases of electricity. These contracts, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives — Energy Related Assets or Derivatives — Energy Related Liabilities on the  consolidated balance sheets. The net unrealized pre-tax gains and losses for these energy related commodity contracts are included with realized gains and losses in Operating Revenues – Nonutility.

SJI structured its subsidiaries so that SJG and SJE transact commodities on a physical basis and typically do not directly enter into positions that financially settle. SJRG performs this risk management function for these entities and enters into the types of financial transactions noted above. As part of its gas purchasing strategy, SJG uses financial contracts through SJRG to hedge against forward price risk. The costs or benefits of these short-term contracts are recoverable through SJG’s Basic Gas Supply Service (BGSS) clause, subject to BPU approval. As of December 31, 2009 and 2008, SJG had $9.2 million and $29.0 million of costs, respectively, included in its BGSS related to open financial contracts.

SJI - 75

Management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in identifying, assessing and controlling various risks. Management reviews any open positions in accordance with strict policies to limit exposure to market risk.

SJI presents revenues and expenses related to its energy trading activities on a net basis in Operating Revenues — Nonutility in the consolidated statements of income consistent with GAAP. This net presentation has no effect on operating income or net income.

The Company has also entered into interest rate derivatives to hedge exposure to increasing interest rates and the impact of those rates on cash flows of variable-rate debt. These interest rate derivatives, some of which have been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives-Other on the consolidated balance sheets. The fair value represents the amount SJI would have to pay the counterparty to terminate these contracts as of those dates.   As of December 31, 2009, SJI’s active interest rate swaps were as follows:

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

SJI - 76

The unrealized gains and losses on the interest rate derivatives that have not been designated as cash flow hedges have also been included in Interest Charges. However, for selected interest rate derivatives at SJG, management believes that, subject to BPU approval, the market value upon termination can be recovered in rates and therefore these unrealized losses have been included in Other Regulatory Assets in the consolidated balance sheets.

The fair values of all derivative instruments, as reflected in the consolidated balance sheets as of December 31, 2009 and 2008, are as follows (in thousands):

Derivatives not designated as hedging instruments under GAAP	2009		2008
	Assets	Liabilities	Assets	Liabilities

Energy related commodity contracts:
Derivatives – Energy Related – Current	$36,512	$28,260	$63,201	$50,925
Derivatives – Energy Related – Non-Current	11,585	10,931	19,712	15,699
Interest rate contracts:
Derivatives - Other	-	3,704	-	10,537
Total derivatives not designated as hedging instruments under GAAP	48,097	42,895	82,913	77,161

Derivatives designated as hedging instruments under GAAP

Interest rate contracts:
Derivatives - Other	-	2,119	-	3,551
Total derivatives designated as hedging instruments under GAAP	-	2,119	-	3,551

Total Derivatives	$48,097	$45,014	$82,913	$80,712

SJI - 77

The effect of derivative instruments on the consolidated statements of income for 2009, 2008 and 2007 are as follows (in thousands):

	Year ended December 31,
Derivatives in Cash Flow Hedging Relationships	2009	2008	2007

Interest Rate Contracts:
Gains or (losses) recognized in OCI on effective portion	$164	$(2,739)	$(2,431)
Losses reclassified from accumulated OCI into income (a)	$(1,462)	$(936)	$(80)
Gains or (losses) recognized in income on ineffective portion (a)	-	-	-

(a) Included in Interest Charges

	Year ended December 31,
Derivatives Not Designated as Hedging Instruments under GAAP	2009	2008	2007

Energy related commodity contracts (a)	$(14,815)	$9,318	$3,636
Interest rate contracts (b)	1,210	(2,173)	-

Total	$(13,605)	$7,145	$3,636

(a) Included in Operating Revenues - Non Utility
(b) Included in Interest Charges

Certain of the Company's derivative instruments contain provisions that require immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions in the event of a material adverse change in the credit standing of the Company. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on December 31, 2009, is $25.6 million.   If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2009, the Company would have been required to settle the instruments immediately or post collateral to its counterparties of approximately $20.4 million after offsetting asset positions with the same counterparties under master netting arrangements.

STOCK-BASED COMPENSATION PLAN — Under the Amended and Restated 1997 Stock-Based Compensation Plan, no more than 2,000,000 shares in the aggregate may be issued to SJI's officers (Officers), non-employee directors (Directors) and other key employees. The plan will terminate on January 26, 2015, unless terminated earlier by the Board of Directors. No options were granted or outstanding during the years ended December 31, 2009, 2008 and 2007 and no stock appreciation rights have been issued under the plan. During the years ended December 31, 2009, 2008 and 2007, SJI granted 41,437, 45,241, and 44,106 restricted shares to Officers and other key employees, respectively. These restricted shares vest over a three-year period and are subject to SJI achieving certain market based performance targets as compared to a peer group average, which can cause the actual amount of shares that ultimately vest to range from between 0% to 150% of the original share units granted. SJI granted 9,559 and 8,667 restricted shares to Directors in January 2009 and 2008 respectively.  No shares were granted to Directors in 2007. These shares vest over a three-year service period and contain no performance conditions. As a result, 100% of the shares granted generally vest.

As the vesting requirements for officers and other key employees under the plan are contingent upon market and service conditions, SJI is required to measure and recognize stock-based compensation expense based on the fair value at the date of grant for its share-based awards on a straight-line basis over the requisite service period of each award. In addition, SJI identifies specific forfeitures of share-based awards and compensation expense is adjusted accordingly over the requisite service period. Compensation expense is not adjusted based on the actual achievement of performance goals. The Company estimated the fair value of Officers’ restricted stock awards on the date of grant using a Monte Carlo simulation model.

SJI - 78

The following table summarizes the nonvested restricted stock awards outstanding at December 31, 2009 and the assumptions used to estimate the fair value of the awards:

	Grant	Shares	Fair Value	Expected	Risk-Free
	Date	Outstanding	Per Share	Volatility	Interest Rate

Officers &	Jan. 2008	42,144	$34.030	21.7%	2.9%
Key Employees	Jan. 2009	38,137	$39.350	28.6%	1.2%

Directors -	Jan. 2008	7,704	$36.355	-	-
	Jan. 2009	8,690	$40.265	-	-

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

The following table summarizes the total stock based compensation cost for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Officers & Key Employees	$1,322	$1,144	$996
Directors	330	268	209
Total Cost	1,652	1,412	1,205
Capitalized	(171)	(149)	(115)
Net Expense	$1,481	$1,263	$1,090

As of December 31, 2009, there was $1.8 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 1.7 years.

SJI - 79

The following table summarizes information regarding restricted stock award activity during 2009 excluding accrued dividend equivalents:

	Officers &Key Employees	Directors	Weighted Average Grant Date Fair Value
Nonvested Shares Outstanding, January 1, 2009	83,103	17,928	$32.386

Granted	41,437	9,559	$39.522
Vested*	(37,605)	(11,093)	$30.463
Cancelled/Forfeited	(6,654)	-	$35.930
Nonvested Shares Outstanding, December 31, 2009	80,281	16,394	$36.874

*Actual shares expected to be awarded to officers and other key employees during the first quarter of 2010, including dividend equivalents and adjustments for performance measures, total 59,893 shares.

During the years ended December 31, 2009 and 2008, SJI awarded 57,976 shares at a market value of $2.3 million and 51,838 shares at a market value of $1.9 million, respectively. The Company has a policy of issuing new shares to satisfy its obligations under these plans; therefore, there are no cash payment requirements resulting from the normal operation of this plan. However, a change in control could result in such shares becoming nonforefeitable or immediately payable in cash. At the discretion of the officers and other key employees, the receipt of vested shares can be deferred until future periods.  These deferred shares are included in Treasury Stock on the Statements of Consolidated Capitalization.

GAS EXPLORATION AND DEVELOPMENT - The Company capitalizes all costs associated with gas property acquisition, exploration and development activities under the full cost method of accounting. Capitalized costs include costs related to unproved properties, which are not amortized until proved reserves are found or it is determined that the unproved properties are impaired. All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. As of December 31, 2009, $3.5 million related to the acquisition of interests in proved and unproved properties in Pennsylvania is included with Nonutility Property and Equipment on the consolidated balance sheets.

TREASURY STOCK — SJI uses the par value method of accounting for treasury stock.  As of December 31, 2009 and 2008, SJI held 146,028 and 140,999 shares of treasury stock respectively.  These shares are related to deferred compensation arrangements where the amounts earned are held in the stock of SJI.

SJI - 80

INCOME TAXES — Deferred income taxes are provided for all significant temporary differences between the book and taxable basis of assets and liabilities in accordance with FASB ASC Topic 740 - “Income Taxes” (See Note 3). A valuation allowance is established when it is determined that it is more likely than not that a deferred tax asset will not be realized.

CASH AND CASH EQUIVALENTS — For purposes of reporting cash flows, highly liquid investments with original maturities of three months or less are considered cash equivalents.

NEW ACCOUNTING PRONOUNCEMENTS — Other than as described below, no new accounting pronouncement issued or effective during 2009 had, or is expected to have, a material impact on the consolidated financial statements.

In September 2006, the FASB issued new accounting guidance which defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. In October 2008, the FASB issued additional guidance to provide clarification in a market that is not active and to provide an example to illustrate key considerations in determining the fair value of a financial asset in such a non-active market. This guidance was effective in fiscal years beginning after November 15, 2007. However, for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, this guidance was effective in fiscal years beginning after November 15, 2008.  The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued new accounting guidance on noncontrolling interests in consolidated financial statements. The new guidance requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, this guidance eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. This guidance was effective for the first fiscal year beginning after December 15, 2008.   As a result of adopting this guidance, we have disclosed on the face of our financial statements the portion of equity and net income attributable to the noncontrolling interests in consolidated subsidiaries. Additionally, we reclassified $1.2 million of noncontrolling interests from Minority Interest to Equity on the December 31, 2008 consolidated balance sheet. The amount of net income attributable to noncontrolling interests for 2008 and 2007 that was reclassed from Other Income and Expense to Net Loss Attributable to Noncontrolling Interest in Subsidiaries was not material. The adoption of this guidance modified our financial statement presentation, but did not have an impact on our financial statement results.

SJI - 81

In March 2008, the FASB issued new accounting guidance on disclosures about derivative instruments and hedging activities. This guidance requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This guidance was effective for fiscal years beginning after November 15, 2008. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.  See disclosures above.

In December 2008, the FASB issued new accounting guidance on employers’ disclosures about postretirement benefit plan assets. This guidance requires more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. This guidance is effective for reporting periods ending after December 15, 2009. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.  See disclosures in Note 11.

In December 2008, the Emerging Issue Task Force issued new accounting guidance on equity method investment accounting considerations. In this guidance, the Task Force considered the effects of existing guidance which became effective for fiscal years beginning on or after December 15, 2008, on an entity’s application of the equity method. Questions have arisen regarding the application of equity method accounting guidance because of the significant changes to the guidance on business combinations and subsidiary equity transactions and the increased use of fair value measurements. The Task Force reached a consensus clarifying the application of equity method accounting. This guidance was effective for transactions occurring in fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued new accounting guidance on the consolidation of variable interest entities (VIEs). Accordingly, companies will need to carefully reconsider previous conclusions, including (1) whether an entity is a VIE, (2) whether the company is the VIE’s primary beneficiary, and (3) what type of financial statement disclosures are required. The new guidance is effective for fiscal years beginning after November 15, 2009. Management does not believe that the adoption of this guidance will have a material effect on the Company’s consolidated financial statements.

SJI - 82

In June 2009, the FASB issued new accounting guidance on The FASB Accounting Standards Codification™ (the “Codification”) which has become the single official source of authoritative, nongovernmental GAAP. The current GAAP hierarchy consists of four levels of authoritative accounting and reporting guidance. The Codification eliminates this hierarchy and replaces current GAAP (other than rules and interpretive releases of the SEC) as used by all nongovernmental entities, with just two levels of literature: authoritative and nonauthoritative. The Codification was effective for interim and annual periods ending after September 15, 2009. Calendar year-end companies were required to initially apply the Codification to their third-quarter interim financial statements. The application of the Codification did not have a material effect on the Company’s consolidated financial statements.

In August 2009, the FASB issued new accounting guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with existing principles, such as an income approach or market approach. The new accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This guidance was effective for the period ending December 31, 2009 and did not have a material effect on the Company’s consolidated financial statements.

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

SJI - 83

SJI conducts tests annually to estimate the environmental remediation costs for these properties.

 Summarized operating results of the discontinued operations for the years ended December 31, were (in thousands, except per share amounts):

	2009	2008	2007
Loss before Income Taxes:
Sand Mining	$(289)	$(227)	$(411)
Fuel Oil	(362)	(149)	(95)
Income Tax Benefits	224	129	115
Loss from Discontinued Operations	$(427)	$(247)	$(391)
Earnings Per Common Share from
Discontinued Operations
Basic and Diluted	$(0.02)	$(0.01)	$(0.02)

AFFILIATIONS — The following affiliated entities are accounted for under the equity method:

SJI and Conectiv Solutions, LLC formed Millennium Account Services, LLC in which SJI has a 50% equity interest, to provide meter reading services in southern New Jersey.

Marina and a joint venture partner formed the following entities of which Marina has a 50% equity interest:

BC Landfill Energy, LLC (BCLE) and SC Landfill Energy, LLC (SCLE) which lease and operate facilities to produce electricity from landfill methane gas through 2027 and 2028 respectively.

LVE Energy Partners, LLC (LVE), which has entered into a contract to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada.

Energenic – US, LLC (Energenic), which will develop and operate on-site, self contained, energy related projects.

During 2009 and 2008, the Company provided advances to unconsolidated affiliates of $26.8 million and $7.5 million, respectively. The purpose of the advances was to cover certain project related costs of LVE Energy Partners, LLC (See Note 14), to provide a portion of the financing needed to acquire a central utility plant at a new casino in Pennsylvania and develop several landfill gas-fired electric production facilities.  As of December 31, 2009 and 2008, the outstanding balance on these Notes Receivable – Affiliate was $31.3 million and $7.5 million respectively. Approximately $17.1 million of these notes are secured by property, plant and equipment of the affiliates, accrue interest at 7.5% and are to be repaid through 2025. The remaining $14.2 million of these notes are unsecured, and are either non-interest bearing or accrue interest at variable rates and are to be repaid when the affiliate secures permanent financing.

SJI - 84

SJI holds significant variable interests in these entities but is not the primary beneficiary. Consequently, these entities are accounted for under the equity method because the variable interests held by SJI will not absorb a majority of the respective entity’s expected losses or receive a majority of the entity’s expected residual returns. The net carrying amount of these variable interests held by SJI is approximately $(4.7) million and is included in Investment in Affiliates, Other Current Liabilities, and Other Noncurrent Liabilities on the consolidated balance sheets as of December 31, 2009. SJI’s maximum exposure to loss from these variable interests as of December 31, 2009 is limited to its combined equity contributions and capital contribution obligations of approximately $39.6 million and the Notes Receivable-Affiliate in the amount of $31.3 million.

SJRG and a joint venture partner formed Potato Creek, LLC (Potato Creek) in which SJRG has a 30% equity interest.  Potato Creek owns and manages the oil, gas and mineral rights of certain real estate in Pennsylvania.  The mineral rights have been leased to a third party production company.

CONTROLLING INTERESTS IN JOINTLY OWNED PROJECTS — Marina and a joint venture partner formed AC Landfill Energy, LLC (ACLE) and WC Landfill Energy, LLC (WCLE) to develop and install methane-to-electric power generation systems at certain county-owned landfills. Marina owns a 51% interest in ACLE and WCLE and accounts for these entities as consolidated subsidiaries.

SJI - 85

3.	INCOME TAXES:

SJI files a consolidated federal income tax return. State income tax returns are filed on a separate company basis in states where SJI has operations and/or a requirement to file. Total income taxes applicable to operations differ from the tax that would have resulted by applying the statutory Federal income tax rate to pre-tax income for the following reasons (in thousands):

	2009	2008	2007

Tax at Statutory Rate	$32,492	$45,194	$37,000
Increase (Decrease) Resulting from:
State Income Taxes	6,079	8,291	6,767
ESOP	(894)	(818)	(749)
Amortization of Investment
Tax Credits	(314)	(318)	(320)
Amortization of Flowthrough
Depreciation	664	664	664
Renewable Energy Credits	(3,660)	(391)	(215)
Other - Net	(65)	(674)	(91)
Income Taxes:
Continuing Operations	34,302	51,948	43,056
Discontinued Operations	(224)	(129)	(115)
Net Income Taxes	$34,078	$51,819	$42,941

The provision for Income Taxes is comprised of the following (in thousands):

	2009	2008	2007
Current:
Federal	$7,396	$19,684	$23,620
State	5,303	9,568	7,726
Total Current	12,699	29,252	31,346
Deferred:
Federal	17,867	19,839	9,344
State	4,050	3,175	2,686
Total Deferred	21,917	23,014	12,030
Investment Tax Credits	(314)	(318)	(320)
Income Taxes:
Continuing Operations	34,302	51,948	43,056
Discontinued Operations	(224)	(129)	(115)
Net Income Taxes	$34,078	$51,819	$42,941

Investment Tax Credits attributable to SJG are deferred and amortized at the annual rate of 3%, which approximates the life of related assets.

SJI - 86

The net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes resulted in the following net deferred tax liabilities (assets) at December 31 (in thousands):

	2009	2008
Current:
Deferred Gas Costs - Net	$4,122	$4,122
Derivatives / Unrealized Gain	8,818	12,849
Conservation Incentive Program	7,396	9,056
Other	(439)	(1,018)
Current Deferred Tax Liability - Net	$19,897	$25,009
Noncurrent:
Book versus Tax Basis of Property	$212,452	$182,139
Deferred Gas Costs - Net	7,567	5,470
Environmental	15,712	19,302
Deferred Regulatory Costs	1,259	1,246
Deferred State Tax	(9,369)	(7,692)
Investment Tax Credit Basis Gross-Up	(782)	(944)
Deferred Pension & Other Post Retirement Benefits	28,783	32,311
Pension & Other Post Retirement Benefits	(25,776)	(32,550)
Deferred Revenues	(14,924)	(11,761)
Derivatives/Unrealized Gain	(2,545)	(3,060)
Other	2,969	(167)
Noncurrent Deferred Tax Liability - Net	$215,346	$184,294

On January 1, 2007 SJI adopted new provisions of FASB ASC Topic 740 – “Income Taxes.” As a result, SJI recognized a $0.8 million reduction to beginning retained earnings as a cumulative effect adjustment and a noncurrent deferred tax asset of $1.8 million. The total unrecognized tax benefits as of December 31, 2009 and 2008 were $1.1 million and $1.7 million respectively, which excludes $1.0 million and $1.0 million of accrued interest and penalties respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, is as follows (in thousands):

	2009	2008	2007
Balance at January 1,	$1,722	$1,926	$2,125

Increase as a result of tax positions taken in prior years	59	253	154

Decrease due to a lapse in the statute of limitations	(683)	(457)	(353)

Balance at December 31,	$1,098	$1,722	$1,926

The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is not significant.  The Company’s policy is to record interest and penalties related to unrecognized tax benefits as interest expense and other expense respectively. These amounts were not significant in 2009, 2008 or 2007. There have been no significant changes to the unrecognized tax benefits during 2009, 2008 or 2007 and the Company does not anticipate any significant changes in the total unrecognized tax benefits within the next 12 months.

SJI - 87

The unrecognized tax benefits are primarily related to an uncertainty of state income tax issues and the timing of certain deductions taken on the Company’s income tax returns.  Federal income tax returns from 2006 forward and state income tax returns primarily from 2005 forward are open and subject to examination.

4.	PREFERRED STOCK:

REDEEMABLE CUMULATIVE PREFERRED STOCK — SJI has 2,500,000 authorized shares of Preference Stock, no par value, which has not been issued.

5.	COMMON STOCK:

The following shares were issued and outstanding at December 31:

	2009	2008	2007
Beginning of Year	29,728,697	29,607,802	29,325,593
New Issues During Year:
Dividend Reinvestment Plan	-	60,390	212,428
Stock-Based Compensation Plan	67,535	60,505	69,781
End of Year	29,796,232	29,728,697	29,607,802

The par value ($1.25 per share) of stock issued was recorded in Common Stock and the net excess over par value of approximately $2.0 million, $4.0 million and $8.7 million, respectively, was recorded in Premium on Common Stock.

EARNINGS PER COMMON SHARE —Basic EPS is based on the weighted-average number of common shares outstanding. The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 107,333, 136,123 and 112,750  shares for the years ended December 31, 2009, 2008 and 2007, respectively. These shares relate to SJI’s restricted stock as discussed in Note 1.

DIVIDEND REINVESTMENT PLAN (DRP) — Through April 2008, shares of common stock offered through the DRP have been new shares issued directly by SJI. Beginning in April 2008, shares of common stock offered by the DRP have been purchased in open market transactions.

SJI - 88

6.	FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS — In accordance with the terms of the Marina and certain SJG loan agreements, unused proceeds are required to be escrowed pending approved construction expenditures. As of December 31, 2009 and 2008, the escrowed proceeds, including interest earned, totaled $1.4 million.

SJRG maintains a margin account with a national investment firm to support its risk management activities. The balance required to be held in this margin account increases as the net value of the outstanding energy related financial contracts with this investment firm decreases. As of December 31, 2009 and 2008, the balance of this account was $3.8 million and $29.7 million, respectively.  The carrying amounts of the Restricted Investments and the Margin Account Liability approximate their fair values at December 31, 2009 and 2008.

LONG-TERM RECEIVABLES — SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources.  The terms of these loans call for customers to make monthly payments over a period of up to five years with no interest.  The carrying amounts of such loans were $10.8 million and $10.1 million as of December 31, 2009 and 2008, respectively. The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Contract Receivables on the consolidated balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $1.2 million as of both December 31, 2009 and 2008.  The annual amortization to interest is not material to the Company’s consolidated financial statements.  The carrying amounts of these receivables approximate their fair value at December 31, 2009 and 2008.

LONG-TERM DEBT —Marina had previously issued $16.4 million of tax-exempt, variable-rate bonds through the New Jersey Economic Development Authority (NJEDA), which mature in March 2036. Proceeds of the bonds were used to finance the expansion of Marina’s Atlantic City thermal energy plant. The interest rate on all but $1.1 million of the bonds has been effectively fixed via interest rate swaps at 3.91% until January 2026. However, during the fourth quarter of 2008, these interest rate swaps were not completely effective in mitigating the risks resulting from changes in interest rates. Consequently, the Company incurred approximately $2.2 million of additional interest expense during 2008 related to the ineffective portion of these interest rate swaps. These swaps remain in place and are expected to substantially offset future changes in interest rates.  The variable interest rate on the $1.1 million portion of the bonds that remain unhedged was 0.25% as of December 31, 2009.  These bonds contain no financial covenants.

SJI - 89

SJG had previously issued $25.0 million of secured tax-exempt, auction-rate debt through the NJEDA to finance infrastructure costs that qualify for tax-exempt financing. SJG entered into forward-starting interest rate swap agreements commencing December 1, 2006 through January 2036, under which SJG pays a fixed rate of 3.43% and receives variable rate payments from the swap counterparty at 67% of the LIBOR rate.  The debt was issued under SJG’s medium-term note program. In June 2008, SJG used $25.0 million of its revolving credit facility to repurchase these outstanding auction-rate Series A 2006 Bonds at par. Those bonds were remarketed to the public in August 2008 as variable rate demand bonds with liquidity support provided by a letter of credit from a commercial bank as discussed in Note 14. The related borrowings under the revolver were repaid at that time.  Material terms of the original bonds, such as the 2036 maturity date, floating rate interest that resets weekly, and a first mortgage collateral position, remain unchanged.  These notes contain no financial covenants.

We estimated the fair values of SJI's long-term debt, including current maturities, as of December 31, 2009 and 2008, to be $394.5 million and $436.6 million, respectively. Carrying amounts as of December 31, 2009 and 2008, were $347.9 million and $357.9 million, respectively. We based the estimates on interest rates available to SJI at the end of each year for debt with similar terms and maturities. SJI retires debt when it is cost effective as permitted by the debt agreements.

CONCENTRATION OF CREDIT RISK - As of December 31, 2009, approximately 44.5% of the current and noncurrent Derivatives – Energy Related Assets or $21.4 million are with a single retail counterparty. This counterparty has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assigned to SJI in the event of a default by the counterparty.

OTHER FINANCIAL INSTRUMENTS — The carrying amounts of SJI's other financial instruments approximate their fair values at December 31, 2009 and 2008.

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

SJI - 90

Information about SJI's operations in different reportable operating segments is presented below (in thousands):

	2009	2008	2007
Operating Revenues:
Gas Utility Operations	$484,376	$568,046	$630,547
Wholesale Gas Operations	97,475	115,550	75,747
Retail Gas and Other Operations	109,414	177,342	174,043
Retail Electric Operations	113,606	60,046	51,098
On-Site Energy Production	37,031	46,980	40,084
Appliance Service Operations	18,900	19,184	17,224
Corporate & Services	19,948	18,221	14,778
Subtotal	880,750	1,005,369	1,003,521
Intersegment Sales	(35,306)	(43,392)	(47,150)
Total Operating Revenues	$845,444	$961,977	$956,371

Operating Income:
Gas Utility Operations	$81,439	$84,417	$83,989
Wholesale Gas Operations	29,601	50,985	33,156
Retail Gas and Other Operations	78	2,718	192
Retail Electric Operations	(7,459)	2,096	2,201
On-Site Energy Production	5,309	10,435	8,406
Appliance Service Operations	1,361	2,040	1,003
Corporate and Services	781	818	676
Total Operating Income	$111,110	$153,509	$129,623

Depreciation and Amortization:
Gas Utility Operations	$34,507	$31,506	$29,317
Wholesale Gas Operations	304	311	6
Retail Gas and Other Operations	21	18	13
On-Site Energy Production	3,804	3,097	2,955
Appliance Service Operations	306	301	280
Corporate and Services	505	432	294
Total Depreciation and Amortization	$39,447	$35,665	$32,865

Interest Charges:
Gas Utility Operations	$16,442	$18,938	$20,985
Wholesale Gas Operations	339	956	2,204
Retail Gas and Other Operations	16	111	190
On-Site Energy Production	1,928	5,541	3,698
Corporate and Services	780	1,704	3,772
Subtotal	19,505	27,250	30,849
Intersegment Borrowings	(513)	(1,574)	(3,634)
Total Interest Charges	$18,992	$25,676	$27,215

Income Taxes:
Gas Utility Operations	$27,104	$26,508	$26,652
Wholesale Gas Operations	12,456	20,738	12,786
Retail Gas and Other Operations	20	1,087	55
Retail Electric	(3,064)	853	883
On-Site Energy Production	(3,138)	1,486	1,851
Appliance Service Operations	601	890	489
Corporate and Services	323	386	340
Total Income Taxes	$34,302	$51,948	$43,056

Property Additions:
Gas Utility Operations	$110,694	$56,198	$49,061
Wholesale Gas Operations	27	2,707	330
Retail Gas and Other Operations	16	11	74
On-Site Energy Production	9,760	5,911	5,495
Appliance Service Operations	577	86	219
Corporate and Services	290	140	1,381
Total Property Additions	$121,364	$65,053	$56,560

Identifiable Assets:
Gas Utility Operations	$1,357,062	$1,354,015
Wholesale Gas Operations	194,989	196,487
Retail Gas and Other Operations	35,506	42,939
Retail Electric Operations	13,433	5,594
On-Site Energy Production	135,288	123,913
Appliance Service Operations	18,832	17,704
Discontinued Operations	1,215	1,409
Subtotal	1,756,325	1,742,061
Corporate and Services	56,543	91,641
Intersegment Assets	(30,860)	(40,275)
Total Identifiable Assets	$1,782,008	1,793,427

SJI - 91

8.	LEASES:

The Company is considered to be the lessor of certain thermal energy generating property and equipment under an operating lease which expires in May 2027. As of December 31, 2009 and 2008 the carrying costs of this property and equipment under operating lease was $75.3 million and $77.4 million, respectively, (net of accumulated depreciation of $12.6 million and $10.3 million, respectively) and is included in Nonutility Property and Equipment in the consolidated balance sheets.

Minimum future rentals to be received on non-cancelable leases as of December 31, 2009 for each of the next five years and in the aggregate are (in thousands):

Year ended December 31,
2010	$5,396
2011	5,396
2012	5,396
2013	5,396
2014	5,396
Thereafter	67,002
Total minimum future rentals	$93,982

SJI - 92

Minimum future rentals do not include additional amounts to be received based on actual use of the leased property.

9.	RATES AND REGULATORY ACTIONS:

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

In January 2010, SJG filed a base rate case with the BPU to increase its base rates in order to obtain a certain level of return on the investment of capital. Management expects the rate case to be concluded during 2010. SJG has not sought a base rate increase from the BPU since the implementation of the base rate case that was approved in July 2004.

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

SJI - 93

Regulatory actions regarding the BGSS were as follows:

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

•	May 2008 – SJG made its annual periodic BGSS filing with the BPU requesting a $73.7 million, or 23%, increase in gas cost recoveries in response to increasing wholesale gas costs.
•
November 2008 – The BPU approved on a provisional basis, a $38.0 million, or 12%, increase in gas costs recoveries reflecting a lower increase in gas costs then originally projected in our May 2008 filing.

•
December 2008 – As part of a global settlement, the BPU approved on a provisional basis, a decrease in gas cost recoveries of $9.0 million, or 3%, due to the continued decline in projections in the wholesale gas market.

•	June 2009 - SJG made its annual BGSS filing to the BPU requesting a $54.7 million reduction, or 17.5% decrease, in gas cost recoveries in response to projected decreases in wholesale gas.
•	August 2009 - The BPU issued an Order finalizing the 2008-2009 provisional BGSS rates.
•	September 2009 - The BPU approved, on a provisional basis, a $54.7 million, or 17.5%, decrease in gas cost recoveries.

Conservation Incentive Program (CIP) - The primary purpose of the CIP is to promote conservation efforts, without negatively impacting financial stability and to base SJG’s profit margin on the number of customers rather than the amount of natural gas distributed to customers. In October 2006, the BPU approved SJG’s CIP as a three year pilot program. In January 2010, the BPU approved an extension of this program through September 2013.  Each CIP year begins October 1 and ends September 30 of the subsequent year. On a monthly basis during the CIP year, SJG records adjustments to earnings based on weather and customer usage factors, as incurred. Subsequent to each year, SJG will make filings with the BPU to review and approve amounts recorded under the CIP. BPU approved cash inflows or outflows generally will not begin until the next CIP year.

SJI - 94

Regulatory actions regarding the CIP were as follows:

•	June 2007 – SJG made the first annual CIP filing, requesting recovery of $14.3 million in deficiency, of which $9.6 million was non-weather related.
•	October 2007 – The BPU approved on a provisional basis, recovery of $15.5 million in deficiency, of which $9.1 million was non-weather related.
•	May 2008 – SJG made its annual CIP filing, requesting recovery of $19.1 million, of which $14.1 million was non-weather related.
•	December 2008 – As part of a global settlement, the BPU approved, on a provisional basis, the recovery of CIP revenue of $20.4 million, of which $16.4 million was non-weather related.
•
June 2009 - SJG made its annual CIP filing to the BPU requesting recovery of $13.4 million, which included a $13.7 million non-weather related recovery, partially offset by a credit of $0.3 million which was weather related.

•	August 2009 - The BPU issued an Order finalizing the 2008-2009 provisional CIP rates.
•	September 2009 - The BPU approved, on a provisional basis, the recovery of CIP revenue of $13.4 million.

Capital Investment Recovery Tracker (CIRT) - In January 2009, SJG made a filing with the BPU requesting approval for an accelerated infrastructure investment program.  The purpose of the CIRT was to accelerate $103.0 million of capital expenditures from five years to two years.  The petition requested that the Company be allowed to earn a return of, and a return on, its investment.  Under the CIRT, 2009 spending was projected to be $70.5 million and 2010 spending was projected to be $32.5 million.  On a monthly basis during the CIRT year, SJG records adjustments to earnings based on actual CIRT program expenditures, as incurred.  Annually, SJG makes a filing to the BPU for review and approval of expenditures recorded under the CIRT.

SJI - 95

•	January 2009 - SJG filed a petition with the BPU for approval of an accelerated infrastructure investment program and associated rate tracker as discussed above.
•	April 2009 – The BPU approved SJG’s petition for the CIRT, including a first year estimated capital expenditure level of $70.5 million and estimated revenue of $3.2 million.
•	November 2009 - SJG made its annual CIRT filing, requesting $10.6 million in additional revenue.
•	December 2009 – The BPU approved, on a provisional basis, recovery of an additional $9.9 million in CIRT revenue.

Energy Efficiency Tracker (EET) - In January 2009, SJG filed a petition with the BPU requesting approval of an energy efficiency program for residential, commercial and industrial customers.  Under this program, SJG will invest $17.0 million over two years in energy efficiency measures to be installed in customer homes and businesses. SJG can recover incremental operating and maintenance expenses and earn a return of, and return on, program investments. 2009 revenue was projected to be $1.7 million.

•	January 2009 – SJG filed a petition with the BPU for approval of an energy efficiency program as noted above.
•	July 2009 - The BPU approved SJG’s petition for the EET with a revenue recovery of $1.3 million.

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
•
December 2008 – As part of the global settlement, the BPU approved an increase in the RAC portion of the SBC, resulting in an increase in revenue of $8.5 million.  In addition, the BPU approved a reduction in the interest rate utilized to calculate deferred tax on the RAC.

SJI - 96

•	January 2009 - SJG made its annual 2008-2009 SBC filing requesting $7.9 million increase in SBC recoveries.
•
August 2009 - SJG made its annual 2009-2010 SBC filing, requesting a $15.5 million increase in SBC recoveries which includes a net increase in Remediation Adjustment Clause, Clean Energy Program Clause and Transportation Initiation Clause.

Remediation Adjustment Clause (RAC) - The RAC recovers environmental remediation costs of 12 former gas manufacturing plants (See Note 14). The BPU allows SJG to recover such costs over seven year amortization periods. The net between the amounts actually spent and amounts recovered from customers is recorded as a regulatory asset, Environmental Remediation Cost Expended - Net. Note that RAC activity affects revenue and cash flows but does not directly affect earnings because of the cost recovery over seven year amortization periods. As of December 31, 2009 and 2008, SJG reflected the unamortized remediation costs of $42.9 million and $48.1 million respectively, on the consolidated balance sheets under Regulatory Assets (See Note 10). Since implementing the RAC in 1992, SJG has recovered $44.1 million through rates as of December 31, 2009.

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

Separate regulatory actions regarding the USF were as follows:

•
July 2007 – SJG made its annual USF filing, along with the state’s other electric and gas utilities, proposing to decrease annual statewide gas revenues to $78.1 million.  This rate proposal was approved by the BPU in October 2007, on an interim basis, and was designed to decrease the annual USF revenues by $3.4 million for SJG.  The revised rates were effective from October 5, 2007 through September 30, 2008.

SJI - 97

•
June 2008 – SJG made its annual USF filing, along with the state’s other electric and gas utilities, proposing to increase annual statewide gas revenues to $97.3 million.  This proposal is designed to increase the annual USF revenue by $2.6 million for SJG.

•
October 2008 – The BPU approved the statewide budget of $96.7 million for all of the State’s gas utilities.  SJG’s portion of this total is approximately $8.8 million and increased rates were implemented effective October 27, 2008 resulting in a $2.5 million increase to our annual USF recoveries.

•
June 2009 - SJG made its annual USF filing, along with the state’s other electric and gas utilities, proposing to decrease annual statewide gas revenues by $39.1 million.  This proposal was designed to decrease SJG’s annual USF revenue by $4.9 million.

•
October 2009 – The BPU approved the statewide budget of $60.1 million for all of the State’s gas utilities.  SJG’s portion of this total is approximately $5.1 million and decreased rates were implemented effective October 12, 2009 resulting in a $4.1 million decrease to SJG’s annual USF recoveries.

Other Regulatory Matters -

Unbundling - Effective January 10, 2000, the BPU approved full unbundling of SJG’s system. This allows all natural gas consumers to select their natural gas commodity supplier. As of December 31, 2009, 24,807 of SJG’s residential customers were purchasing their gas commodity from someone other than SJG. Customers choosing to purchase natural gas from providers other than the utility are charged for the cost of gas by the marketer. The resulting decrease in utility revenues is offset by a corresponding decrease in gas costs. While customer choice can reduce utility revenues, it does not negatively affect SJG’s net income or financial condition. The BPU continues to allow for full recovery of prudently incurred natural gas costs through the BGSS. Unbundling did not change the fact that SJG still recovers cost of service, including certain deferred costs, through base rates.

Pipeline Integrity - In October 2005, SJG filed a petition with the BPU to implement a Pipeline Integrity Management Tracker (Tracker). The purpose of the Tracker is to recover incremental costs to be incurred by SJG as a result of new federal regulations, which are aimed at enhancing public safety and reliability. The regulations require that utilities use a comprehensive analysis to assess, evaluate, repair and validate the integrity of certain transmission lines in the event of a leak or failure. As of December 31, 2009 and 2008, costs incurred under this program totaled $1.2 million and $1.1 million, respectively, and are included in Other Regulatory Assets (see Note 10).   SJG continues to engage in settlement negotiations in which we are proposing to modify the original request and provide for deferred accounting treatment of  Pipeline Integrity related operating expenses.   We have proposed recovery of these deferred costs in our base rate case filed in January 2010.

SJI - 98

Filings and petitions described above are still pending unless otherwise indicated.

10.	REGULATORY ASSETS & REGULATORY LIABILITIES:

The discussion under Note 9, Rates and Regulatory Actions, is integral to the following explanations of specific regulatory assets and liabilities.

Regulatory Assets at December 31 consisted of the following items (in thousands):

	2009	2008
Environmental Remediation Costs:
Expended - Net	$42,924	$48,143
Liability for Future Expenditures	69,056	64,093
Income Taxes-Flowthrough Depreciation	1,752	2,729
Deferred Asset Retirement Obligation Costs	22,438	21,901
Deferred Gas Costs - Net	6,519	18,406
Deferred Pension and Other Postretirement Benefit Costs	71,192	80,162
Conservation Incentive Program Receivable	16,672	22,048
Societal Benefit Costs Receivable	1,872	1,753
Premium for Early Retirement of Debt	1,046	1,208
Other Regulatory Assets	6,991	9,991
Total Regulatory Assets	$240,462	$270,434

All regulatory assets are or will be recovered through utility rate charges as detailed in the following discussion. SJG is currently permitted to recover interest on Environmental Remediation Costs and Societal Benefit Costs Receivable while the other assets are being recovered without a return on investment.

Environmental Remediation Costs - SJG has two regulatory assets associated with environmental costs related to the cleanup of 12 sites where SJG or their predecessors previously operated gas manufacturing plants. The first asset, Environmental Remediation Cost: Expended - Net, represents what was actually spent to clean up the sites, less recoveries through the RAC and insurance carriers. These costs meet the deferral requirements of GAAP as the BPU allows SJG to recover such expenditures through the RAC. The other asset, Environmental Remediation Cost: Liability for Future Expenditures, relates to estimated future expenditures required to complete the remediation of these sites.  SJG recorded this estimated amount as a regulatory asset with the corresponding current and noncurrent liabilities reflected on the consolidated balance sheets under the captions Current Liabilities and Deferred Credits and Other Noncurrent Liabilities. The BPU allows SJG to recover the deferred costs over seven-year periods after they are spent.

SJI - 99

Income Taxes - Flowthrough Depreciation - This regulatory asset was created upon the adoption of FASB ASC Topic 740 “Income Taxes” in 1993. The amount represents unamortized excess tax depreciation over book depreciation on utility plant because of temporary differences for which, prior to adoption, deferred taxes previously were not provided. SJG previously passed these tax benefits through to ratepayers and are recovering the amortization of the regulatory asset through rates until 2011.

Deferred Asset Retirement Obligation Costs - This regulatory asset was created with the adoption of FASB ASC Topic 440 “Commitments” in 2005. This resulted in the recording of asset retirement obligations (ARO’s) and additional utility plant, primarily related to a legal obligation SJG has for certain safety requirements upon the retirement of its gas distribution and transmission system. SJG recovers asset retirement costs through rates charged to customers. All related accumulated accretion and depreciation amounts for these ARO’s represent timing differences in the recognition of retirement costs that SJG is currently recovering in rates and, as such, SJG is deferring such differences as regulatory assets.

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

Deferred Pension and Other Postretirement Benefit Costs - The BPU authorized SJG to recover costs related to postretirement benefits under the accrual method of accounting consistent with GAAP.  SJG deferred amounts accrued prior to that authorization and are amortizing them as allowed by the BPU over 15 years through 2012. The unamortized balance was $1.1 million at December 31, 2009. Upon the adoption of FASB ASC Topic 715 “Compensation – Retirement Benefits” in 2006, SJG’s regulatory asset was increased by $37.1 million representing the recognition of underfunded positions of SJG’s pension and other postretirement benefit plans.  Subsequent adjustments to this balance occur annually to reflect changes in the funded positions of these benefit plans caused by changes in actual plan experience as well as assumptions of future experience (See Note 11).

SJI - 100

Conservation Incentive Program Receivable - The impact of the CIP is recorded as an adjustment to earnings as incurred. The first year of cash recovery under the CIP began October 2007.

Societal Benefit Costs Receivable - At both December 31, 2009 and 2008, this regulatory asset primarily represents cumulative costs less recoveries under the USF program.

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

Regulatory Liabilities at December 31 consisted of the following items (in thousands):

	2009	2008
Excess Plant Removal Costs	$48,715	$48,820
Other	1,478	1,627

Total Regulatory Liabilities	$50,193	$50,447

Excess Plant Removal Costs – Represents amounts accrued in excess of actual utility plant removal costs incurred to date, which SJG has an obligation to either expend or return to ratepayers in future periods.

Other Regulatory Liabilities – All other regulatory liabilities are subject to being returned to ratepayers in future rate proceedings.

SJI - 101

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

Net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits			Other Postretirement Benefits
	2009	2008	2007	2009	2008	2007
Service Cost	$3,225	$3,198	$3,324	$893	$968	$976
Interest Cost	8,694	8,320	7,765	3,208	2,957	2,681
Expected Return on Plan Assets	(7,553)	(10,417)	(9,998)	(1,551)	(2,195)	(2,091)
Amortization:
Prior Service Cost (Credits)	278	292	292	(355)	(355)	(355)
Actuarial Loss	5,405	1,608	1,923	1,896	744	606
Net Periodic Benefit Cost	10,049	3,001	3,306	4,091	2,119	1,817
Capitalized Benefit Costs	(3,798)	(1,073)	(1,131)	(1,676)	(765)	(648)
Total Net Periodic Benefit Expense	$6,251	$1,928	$2,175	$2,415	$1,354	$1,169

Capitalized benefit costs reflected in the table above relate to SJG’s construction program.

Companies with publicly traded equity securities that sponsor a postretirement benefit plan are required to fully recognize, as an asset or liability, the overfunded or underfunded status of its benefit plans and recognize changes in the funded status in the year in which the changes occur. Changes in funded status are generally reported in Other Comprehensive Loss; however, since SJG recovers all prudently incurred pension and postretirement benefit costs from its ratepayers, a significant portion of the charges resulting from the recording of additional liabilities under this statement are reported as regulatory assets (See Note 10).

SJI - 102

Details of the activity within the Regulatory Asset and Accumulated Other Comprehensive Loss associated with Pension and Other Postretirement Benefits are as follows (in thousands):

	Regulatory Assets		Accumulated Other Comprehensive Loss (pre-tax)
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Balance at January 1, 2008	$20,533	$10,263	$11,052	$756

Amounts Arising during the Period:
Net Actuarial Loss	36,171	13,036	11,015	1,585
Amounts Amortized to Net Periodic Costs:
Net Actuarial Loss	(691)	(677)	(907)	(61)
Prior Service (Cost) Credit	(239)	254	(52)	94

Balance at December 31, 2008	55,774	22,876	21,108	2,374

Amounts Arising during the Period:
Net Actuarial (Gain) Loss	(4,188)	610	(357)	72
Prior Service Cost	347	-	60	-
Amounts Amortized to Net Periodic Costs:
Net Actuarial Loss	(3,641)	(1,746)	(1,729)	(142)
Prior Service (Cost) Credit	(228)	254	(48)	94

Balance at December 31, 2009	$48,064	$21,994	$19,034	$2,398

The estimated costs that will be amortized from Regulatory Assets into net periodic benefit costs in 2010 are as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
Prior Service Costs (Credits)	$237	$(254)
Net Actuarial Loss	$3,137	$1,409

The estimated costs that will be amortized from Accumulated Other Comprehensive Loss into net periodic benefit costs in 2010 are as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
Prior Service Costs (Credits)	$43	$(101)
Net Actuarial Loss	$1,623	$179

SJI - 103

A reconciliation of the plans' benefit obligations, fair value of plan assets, funded status and amounts recognized in SJI's consolidated balance sheets follows (in thousands):

			Other Postretirement
	Pension Benefits		Benefits
	2009	2008	2009	2008
Change in Benefit Obligations:
Benefit Obligation at Beginning of Year	$142,672	$133,015	$50,842	$46,651
Service Cost	3,225	3,198	893	968
Interest Cost	8,694	8,320	3,208	2,957
Actuarial Loss	1,943	5,408	4,329	3,552
Retiree Contributions	-	-	193	164
Plan Amendments	407	-	-	-
Benefits Paid	(7,933)	(7,269)	(3,327)	(3,450)
Benefit Obligation at End of Year	$149,008	$142,672	$56,138	$50,842

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$88,276	$120,414	$22,815	$31,251
Actual Return on Plan Assets	14,027	(31,745)	5,172	(8,910)
Employer Contributions	11,528	6,876	3,636	3,760
Retiree Contributions	-	-	193	164
Benefits Paid	(7,933)	(7,269)	(3,327)	(3,450)
Fair Value of Plan Assets at End of Year	$105,898	$88,276	$28,489	$22,815

Funded Status at End of Year:	$(43,110)	$(54,396)	$(27,649)	$(28,027)
Amounts Related to Unconsolidated Affiliate	169	261	340	296
Accrued Net Benefit Cost at End of Year	$(42,941)	$(54,135)	$(27,309)	$(27,731)

Amounts Recognized in the Statement of Financial Position Consist of:
Current Liabilities	$(1,109)	$(1,031)	$-	$-
Noncurrent Liabilities	(41,832)	(53,104)	(27,309)	(27,731)
Net Amount Recognized at End of Year	$(42,941)	$(54,135)	$(27,309)	$(27,731)

Amounts Recognized in Regulatory Assets
Consist of:
Prior Service Costs (Credit)	$1,500	$1,381	$(469)	$(723)
Net Actuarial Loss	46,564	54,393	22,463	23,599
	$48,064	$55,774	$21,994	$22,876

Amounts Recognized in Accumulated Other
Comprehensive Loss Consist of (pre-tax):
Prior Service Costs (Credit)	$246	$236	$(306)	$(400)
Net Actuarial Loss	18,788	20,872	2,704	2,774
	$19,034	$21,108	$2,398	$2,374

The projected benefit obligation (PBO) and accumulated benefit obligation (ABO) of SJI’s qualified employee pension plans were $130.5 million and $117.4 million, respectively, as of December 31, 2009, and $125.1 million and $112.1 million, respectively, as of December 31, 2008.  The ABO of these plans exceeded the value of the plan assets as of December 31, 2009 and December 31, 2008.  The value of these assets can be seen in the table above. The PBO and ABO for SJI’s non-funded SERP were $18.5 million and $18.3 million, respectively, as of December 31, 2009, and $17.5 million and $17.0 million, respectively, as of December 31, 2008. The SERP is reflected in the tables above and has no assets.

SJI - 104

The weighted-average assumptions used to determine benefit obligations at December 31 were:

	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008
Discount Rate	6.22%	6.24%	6.22%	6.24%
Rate of Compensation Increase	3.60%	3.60%	-	-

The weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 were:

	Pension Benefits			Other Postretirement Benefits
	2009	2008	2007	2009	2008	2007
Discount Rate	6.24%	6.36%	6.04%	6.24%	6.36%	6.04%
Expected Long-Term Return on Plan Assets	8.25%	8.50%	8.75%	6.80%	7.00%	7.25%
Rate of Compensation Increase	3.60%	3.60%	3.60%	-	-	-

All obligations disclosed herein reflect the use of the RP 2000 mortality tables.

The discount rates used to determine the benefit obligations at December 31, 2009 and 2008, which are used to determine the net periodic benefit cost for the subsequent year, were based on a portfolio model of high-quality instruments with maturities that match the expected benefit payments under our pension and other postretirement benefit plans.

The expected long-term return on plan assets (“return”) has been determined by applying long-term capital market projections provided by our pension plan Trustee to the asset allocation guidelines, as defined in the Company’s investment policy, to arrive at a weighted average return.  For certain other equity securities held by an investment manager outside of the control of the Trustee, the return has been determined based on historic performance in combination with long-term expectations.  The return for the other postretirement benefits plan is determined in the same manner as discussed above; however, the expected return is reduced based on the taxable nature of the underlying trusts.

SJI - 105

The assumed health care cost trend rates at December 31 were:

	2009	2008
Medical Care and Drug Cost Trend Rate Assumed for Next Year	9.00%	9.00%
Dental Care Cost Trend Rate Assumed for Next Year	4.75%	6.33%
Rate to which Cost Trend Rates are Assumed to Decline (the Ultimate Trend Rate)	4.75%	5.00%
Year that the Rate Reaches the Ultimate Trend Rate	2019	2012

Assumed health care cost trend rates have a significant effect on the amounts reported for SJI’s postretirement health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on the Total of Service and Interest Cost	$94	(79)
Effect on Postretirement Benefit Obligation	$1,917	(1,722)

PLAN ASSETS — The Company’s overall investment strategy for pension plan assets is to achieve a diversification by asset class, style of manager, and sector and industry limits to achieve investment results that match the actuarially assumed rate of return, while preserving the inflation adjusted value of the plans.  The Company has implemented this diversification strategy primarily with commingled common/collective trust funds.  The target allocations for pension plan assets are 38 percent U.S. equity securities, 15 percent international equity securities, 27 percent fixed income investments, and 20 percent to all other types of investments.  Equity securities include investments in large-cap, mid-cap and small-cap companies.  Fixed income securities include commingled common/collective trust funds and group annuity contracts for pension payments.  Other types of investments include investments in hedge funds, private equity funds, and real estate funds that follow several different strategies.

The strategy recognizes that risk and volatility are present to some degree with all types of investments.  We seek to avoid high levels of risk at the total fund level through diversification by asset class, style of manager, and sector and industry limits.  Specifically prohibited investments include, but are not limited to, venture capital, margin trading, commodities and securities of companies with less than $250.0 million capitalization (except in the small-cap portion of the fund where capitalization levels as low as $50.0 million are permissible).  These restrictions are only applicable to individual investment managers with separately managed portfolios and do not apply to mutual funds or commingled trusts.

SJI evaluated its pension and other postretirement benefit plans’ asset portfolios for the existence of significant concentrations of credit risk as of December 31, 2009.  Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country, and individual fund.  As of December 31, 2009, there were no significant concentrations (defined as greater than 10 percent of plan assets) of risk in SJI’s pension and other postretirement benefit plan assets.

SJI - 106

GAAP establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques.  This hierarchy groups assets into three (3) distinct levels, as fully described in Note 15, that will serve as the basis for presentation throughout the remainder of this Note.

The fair values of SJI’s pension plan assets at December 31, 2009 by asset category are as follows (in thousands):

Asset Category	Total	Level 1	Level 2	Level 3
Cash / Cash Equivalents:
Common/Collective Trust Funds (a)	$526	$-	$526	$-
STIF-Type Instrument (b)	1,066		1,066	-
Equity securities:
Common/Collective Trust Funds (a)	49,487	-	49,487	-
U.S. Large-Cap (c)	6,510	6,510	-	-
U.S. Mid-Cap (c)	5,224	5,224	-	-
U.S. Small-Cap (c)	57	57	-	-
International (c)	510	510	-	-
Fixed Income:
Common/Collective Trust Funds (a)	22,629	-	22,629	-
Guaranteed Insurance Contract (d)	11,677	-	-	11,677
Other types of investments:
Hedge Funds (e)	1,101	-	-	1,101
Private Equity Fund (f)	2,704	-	-	2,704
Real Estate:
Common/Collective Trust Fund (g)	4,407	-	-	4,407
Total	$105,898	$12,301	$73,708	$19,889

(a)
This category represents common/collective trust fund investments through a commingled employee benefit trust (excluding real estate).  These commingled funds are not traded publicly; however, the underlying assets (stocks and bonds) held in these funds are traded on active markets and prices for these assets are readily observable.  Holdings in these commingled funds are classified as Level 2 investments.

(b)
This category represents short-term investment funds held for the purpose of funding disbursement payment arrangements.  Underlying assets are valued based on quoted prices in active markets, or where quoted prices are not available, based on models using observable market information. Since not all values can be obtained from quoted prices in active markets, these funds are classified as Level 2 investments.

(c)
This category of equity investments represents a managed portfolio of common stock investments in five sectors: telecommunications, electric utilities, gas utilities, water and energy.  These common stocks are actively traded on exchanges and price quotes for these shares are readily available.  These common stocks are classified as Level 1 investments.

(d)
This category represents SJI’s Group Annuity contracts with a nationally recognized life insurance company.  The contracts are the assets of the plan, while the underlying assets of the contracts are owned by the contract holder.  Valuation is based on a formula and calculation specified within the contract.  Since the valuation is based on the reporting enity’s own assumptions, these contracts are classified as Level 3 investments.

SJI - 107

(e)
This category represents a collection of underlying funds which are all domiciled outside of the United States.  Most of the underlying fund managers are based in the U.S.; however, they do not necessarily trade only in U.S. markets.   It is important to note that the SJI Pension Funds are in the process of divesting investments from this fund of funds.  The fair value of these funds is determined by the underlying fund’s general partner or manager. These funds are classified as Level 3 investments.

(f)
This category represents a limited partnership which includes several investments in U.S. leveraged buyout, venture capital, and special situation funds.  Fund valuations are reported on a 90 day lag and, therefore, the value reported herein represents the market value as of September 30, 2009.  The fund’s investments are stated at fair value, which is generally based on the valuations provided by the general partners or managers of such investments.  Fund investments are illiquid and resale is restricted.  These funds are classified as Level 3 investments.

(g)
This category represents real estate common/collective trust fund investments through a commingled employee benefit trust.  These commingled funds are part of a direct investment in a pool of real estate properties.  These funds are valued by investment managers on a periodic basis using pricing models that use independent appraisals from sources with professional qualifications.  Since these valuation inputs are not highly observable, the real estate funds are classified as Level 3 investments.

Fair Value Measurement Using Significant
Unobservable Inputs (Level 3)
(In thousands)

	Guaranteed		Private
	Insurance	Hedge	Equity	Real
	Contract	Funds	Funds	Estate	Total

Balance at December 31, 2008	$12,349	$3,069	$2,836	$6,488	$24,742
Actual return on plan assets:
Relating to assets still held at the reporting date	710	(129)	(275)	(2,081)	(1,775)
Relating to assets sold during the period	23	(441)	-	-	(418)
Purchases, Sales and Settlements	(1,405)	(1,398)	143	-	(2,660)
Balance at December 31, 2009	$11,677	$1,101	$2,704	$4,407	$19,889

SJI - 108

As with the pension plan assets, the Company’s overall investment strategy for post-retirement benefit plan assets is to achieve a diversification by asset class, style of manager, and sector and industry limits to achieve investment results that match the actuarially assumed rate of return, while preserving the inflation adjusted value of the plans.  The Company has implemented this diversification strategy entirely with mutual funds.  The target allocations for post-retirement benefit plan assets are 48 percent U.S. equity securities, 15 percent international equity securities, and 37 percent fixed income investments.  Equity securities include investments in large-cap, mid-cap and small-cap companies.  Fixed income securities include both investment grade and strategic bond mutual funds.

The fair values of SJI’s other postretirement benefit plan assets at December 31, 2009 by asset category are as follows (in thousands):

Asset Category	Total	Level 1	Level 2	Level 3
Equity Securities:
U.S. Large-Cap	$10,295	$10,295	$-	$-
U.S. Mid & Small-Cap	3,563	3,563	-	-
International	4,277	4,277	-	-
Fixed Income:
Corporate Bonds	10,354	10,354	-	-
Total	$28,489	$28,489	$-	$-

All investments above are holdings in mutual funds and actively traded on major stock exchanges.

FUTURE BENEFIT PAYMENTS — The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years (in thousands):

	Pension Benefits	Other Postretirement Benefits
2010	$7,696	$3,870
2011	$7,767	$4.111
2012	$7,941	$4,103
2013	$8,236	$4,223
2014	$8,584	$4,193
2015 – 2019	$51,223	$22,327

CONTRIBUTIONS — SJI made a contribution of $10.4 million to its qualified employee pension plans in 2009.   SJI has no obligation to make a contribution in 2010. Payments related to the unfunded SERP plan are expected to approximate $1.0 million in 2010. SJG has a regulatory obligation to contribute approximately $3.6 million annually to its other postretirement benefit plans’ trusts, less costs incurred directly by the Company.

SJI - 109

DEFINED CONTRIBUTION PLAN — SJI offers an Employees’ Retirement Savings Plan (Savings Plan) to eligible employees. SJI matches 50% of participants’ contributions up to 6% of base compensation. For employees who are not eligible for participation in SJI’s defined benefit pension plan, we match 50% of participants’ contributions up to 8% of base compensation. Employees not eligible for the pension plans also receive a year-end contribution of $1,000 if 10 or fewer years of service or $1,500 if more than 10 years of service. The amount expensed and contributed for the matching provision of the Savings Plan approximated $1.0 million, $1.0 million, and $1.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

12.	RETAINED EARNINGS:

SJG is restricted as to the amount of cash dividends or other distributions that may be paid on its common stock by an order issued by the BPU in July 2004 that granted SJG an increase in base rates. Per the order, SJG is required to maintain total common equity of no less than $289.2 million. SJG’s total common equity balance was $431.5 million at December 31, 2009.

Various loan agreements also contain potential restrictions regarding the amount of cash dividends or other distributions that SJG may pay on its common stock. As of December 31, 2009, these loan restrictions did not affect the amount that may be distributed from either SJG’s or SJI’s retained earnings.

13.	UNUSED LINES OF CREDIT:

Credit facilities and available liquidity as of December 31, 2009 were as follows (in thousands):

Company	Total Facility	Usage (A)	Available Liquidity	Expiration Date

SJG:

Revolving Credit Facility	$100,000	$85,000	$15,000	August 2011
Line of Credit	40,000	10,000	30,000	December 2010
Uncommitted Bank Lines	55,000	14,400	40,600	Various

Total SJG	195,000	109,400	85,600

SJI:

Revolving Credit Facility	$200,000	$162,000	$38,000	August 2011
Uncommitted Bank Lines	30,000	9,300	20,700	Various

Total SJI	230,000	171,300	58,700

Total	$425,000	$280,700	$144,300

(A)	Includes letters of credit in the amount of $82.0 million under the SJI revolving credit facility and $2.1 million under the SJI uncommitted bank lines.

SJI - 110

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary the SJI facilities can also be used to support SJG’s liquidity needs. All committed facilities contain one financial covenant regarding the ratio of total debt to total capitalization, measured on a quarterly basis. SJI and SJG were in compliance with this covenant as of December 31, 2009. Borrowings under these credit facilities are at market rates. The weighted average borrowing cost, which changes daily, was 0.77%, 1.16% and 5.27% at December 31, 2009, 2008 and 2007, respectively.

14.	COMMITMENTS AND CONTINGENCIES:

GAS SUPPLY CONTRACTS — In the normal course of business, SJG and SJRG have entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The earliest that any of these contracts expire is March 2010. The transportation and storage service agreements with interstate pipeline suppliers were made under FERC approved tariffs. SJRG’s cumulative obligation for demand charges and reservation fees paid to suppliers for these services is approximately $135,000 per month. SJG's cumulative obligation for demand charges and reservation fees paid to suppliers for these services is approximately $4.0 million per month and is recovered on a current basis through the BGSS.

CAPITAL CONTRIBUTION OBLIGATION - In December 2007, Marina and its joint venture partner agreed to each contribute approximately $30.4 million of equity to LVE as part of its construction period financing. This equity contribution is expected to be made in 2010, and is secured by an irrevocable letter of credit from a bank. In September 2009, Marina and its joint venture partner agreed to each contribute an additional $6.7 million of equity to LVE as discussed below. This equity contribution is expected to be made in 2010, and is also secured by an irrevocable letter of credit from a bank.

SJI - 111

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

COLLECTIVE BARGAINING AGREEMENTS — Unionized personnel represent 54% of our workforce at December 31, 2009.   The Company has collective bargaining agreements with two unions that represent these employees: the International Brotherhood of Electrical Workers (“IBEW”) Local 1293 and the International Association of Machinists and Aerospace Workers (“IAM”) Local 76.  SJG and SJESP employees represented by the IBEW operate under a new collective bargaining agreement that runs through February 2013.  The remaining unionized employees represented by the IAM operate under a contract that runs through August 2014.

GUARANTEES — As of December 31, 2009, SJI had issued $492.5 million of parental guarantees on behalf of its subsidiaries. Of this total, $395.1 million expire within one year, and $97.4 million expire after one year or have no expiration date. These guarantees were issued to guarantee payment to third parties with whom our subsidiaries have commodity supply contracts and for Marina’s construction and operating activities. As of December 31, 2009, these guarantees support future firm commitments and $56.6 million of the Accounts Payable recorded on our consolidated balance sheet.

The Company has recorded a liability of $8.8 million which is included in Other Current Liabilities and Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the consolidated balance sheets as of December 31, 2009 for the fair value of the following guarantees:

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

SJI - 112

The district energy system and central energy center are being financed by LVE with debt that is non-recourse to SJI. In September 2009, LVE reached an agreement with the banks that are financing the energy facilities to address defaults under the financing agreements. These LVE defaults were caused by the resort developer’s construction delay and the termination of an energy services agreement by a hotel operator associated with the project. As a result of these defaults, the banks had previously stopped funding the project. The terms of the new agreement require SJI and its partner in this joint venture to guaranty the payment of future interest costs by LVE through, at the latest, December 2010. SJI and its partner in this joint venture have each provided the banks with a $2.0 million irrevocable letter of credit from a bank to support this guaranty. The maximum amount of remaining LVE interest costs to be paid by SJI under this guaranty if payments are required, and SJI was the only guarantor, would be approximately $10.7 million. In addition, SJI and its partner in this joint venture each committed to provide approximately $8.9 million of additional capital as of September 2009 to cover costs related to the termination of the energy services agreement by a hotel operator and interest costs incurred since August 2008 when the resort developer suspended construction. Of this amount, $6.7 million was in the form of an irrevocable letter of credit from a bank and the remaining $2.2 million was provided in cash in 2009. These funds are in addition to the $30.4 million capital contribution obligation discussed above. In turn, the banks waived all existing defaults under the financing agreements and were relieved of their commitment to provide additional funding. LVE continues to pursue a work around plan to address the project delay by the resort developer and intends to seek additional financing to complete the facility once construction of the resort resumes. The Energy Sales Agreement between LVE and the resort developer includes a payment obligation by the resort developer of certain fixed payments to be made to LVE beginning in the fourth quarter of 2010. A portion of this payment obligation is guaranteed by the parent of the resort developer.  As of December 31, 2009, the Company had a net liability of approximately $7.9 million included in Investment in Affiliates, Other Current Liabilities and Other Noncurrent Liabilities on the consolidated balance sheets related to this project in addition to unsecured Notes Receivable – Affiliate of approximately $14.2 million due from LVE. As of December 31, 2009, SJI's capital at risk is limited to its equity contributions, contribution obligations and the unsecured notes receivable totaling approximately $53.9 million. During 2009, SJI and its partner in this joint venture each provided support to LVE of approximately $12.9 million to cover project related costs.

SJI - 113

As a result of the construction delay, management has evaluated the investment in LVE and concluded that the fair value of this investment continues to be in excess of the carrying value as of December 31, 2009.

SJI issued a performance guaranty for up to $180.0 million to the resort developer to ensure that certain construction milestones relating to the development of the thermal facility are met. As a result of achieving certain milestones, the guaranty was reduced to $94.0 million as of December 31, 2009. Concurrently, SJI is the beneficiary of a surety bond purchased by the project’s general contractor that provides security to SJI in the event of missed construction milestones. LVE has proposed a revised milestone schedule due to delays announced by the resort developer. In addition, SJI has guaranteed the obligations of LVE under certain insurance policies during the construction period.  The maximum amount that SJI could be obligated for, in the event that LVE does not have sufficient resources to make deductible payments on future claims under these insurance policies, is approximately $6.0 million.  SJI has also guaranteed certain performance obligations of LVE under the operating agreements between LVE and the resort developer, up to $20.0 million each year for the term of the agreement, commencing with the first year of operations.  SJI and its partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees.

SJI - 114

·
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

STANDBY LETTERS OF CREDIT — As of December 31, 2009, SJI provided $84.1 million of standby letters of credit through SJI’s revolving credit facility and uncommitted bank lines. Letters of credit in the amount of $62.3 million support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance Marina’s initial thermal plant project and $8.7 million was posted to support SJI’s guaranty of LVE discussed above. The additional outstanding letters of credit total $13.1 million, and were posted to enable SJE to market retail electricity and for various construction activities. The Company also provided two additional letters of credit under separate facilities outside of the revolving credit facility. Those letters of credit consist of a $25.2 million letter of credit provided by SJG to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG’s natural gas distribution system; and a $30.7 million letter of credit provided by Marina to support a capital contribution obligation as discussed above. These letters of credit expire in August 2010 and November 2010, respectively.

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

SJI successfully entered into settlements with all of its historic comprehensive general liability carriers regarding the environmental remediation expenditures at the SJG sites. Also, SJG purchased a Cleanup Cost Cap Insurance Policy limiting the amount of remediation expenditures that SJG will be required to make at 11 of its sites. This policy will be in force until 2024 at 10 sites and until 2029 at one site. The future cost estimates discussed hereafter are not reduced by projected insurance recoveries from the Cleanup Cost Cap Insurance Policy. The policy is limited to an aggregate amount of $50.0 million, of which SJG has recovered $36.6 million through December 31, 2009.  As discussed in Note 9, the BPU allows SJG to recover environmental remediation costs through the RAC.

SJI - 115

Since the early 1980s, SJI accrued environmental remediation costs of $240.2 million, of which $166.8 million was spent as of December 31, 2009.

The following table details the amounts expended and accrued for SJI’s environmental remediation during the last two years (in thousands):

	2009	2008
Beginning of Year	$68,165	$77,905
Accruals	16,975	18,649
Expenditures	(11,698)	(28,389)
End of Year	$73,442	$68,165

The balances are segregated between current and noncurrent on the consolidated balance sheets under the captions Current Liabilities and Deferred Credits and Other Noncurrent Liabilities.

Management estimates that undiscounted future costs to clean up SJG's sites will range from $69.1 million to $248.6 million. Six of SJG’s sites comprise the majority of these estimates, ranging from a low of $57.3 million to a high of $202.3 million. SJG recorded the lower end of this range, $69.1 million, as a liability because a single reliable estimation point is not feasible due to the amount of uncertainty involved in the nature of projected remediation efforts and the long period over which remediation efforts will continue. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements. Significant risks surrounding these estimates include unforeseen market price increases for remedial services, property owner acceptance of remedy selection, regulatory approval of selected remedy and remedial investigative findings.

The remediation efforts at SJG’s six most significant sites include the following:

SJI - 116

Site 1 - A remedial action work plan  has been approved by the New Jersey Department of Environmental Protection (NJDEP) for approval. Remaining steps to remediate include regulatory permitting, approval and remedy implementation for impacted soil, groundwater, and river sediments as well as acceptance of the access agreements by affected property owners.

Site 2 - Various remedial investigation and action activities, such as completed and approved interim remedial measures and conceptual remedy selection, are ongoing at this site. Remaining steps to remediate include remedy selection, regulatory approval, and implementation for the remaining impacted soil and groundwater.

Site 3 - Remedial investigative activities are ongoing at this site. Remaining steps to remediate include completing the remedial investigation of impacted soil and groundwater in preparation for selecting the appropriate action and implementation and gaining regulatory and property owner approval of the selected remedy.

Site 4 - Remedial action activities associated with groundwater are planned at this site. Remaining steps to remediate include continuing implementation of the NJDEP approved Remedial Action Work Plan of impacted groundwater.

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

With Morie's sale, EMI assumed responsibility for environmental liabilities estimated between $2.7 million and $8.6 million. The information available on these sites is sufficient only to establish a range of probable liability and no point within the range is more likely than any other. Therefore, EMI has accrued the lower end of the range. Changes in the accrual are included in the statements of consolidated income under Loss from Discontinued Operations.

SJI - 117

SJI and SJF estimated their potential exposure for the future remediation of four sites where fuel oil operations existed years ago. Estimates for these sites range from $1.6 million to $4.5 million. The lower end of this range has been recorded under Current Liabilities and Deferred Credits and Other Noncurrent Liabilities as of December 31, 2009.

15.	FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES:

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category as of December 31, 2009 is as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Assets

Available-for-Sale Securities (A)	$5,958	$5,958	$-	$-
Derivatives – Energy Related Assets (B)	48,097	23,933	23,295	869
	$54,055	$29,891	$23,295	$869

Liabilities

Derivatives – Energy Related Liabilities (B)	$39,191	$18,382	$9,641	$11,168
Derivatives – Other (C)	5,823	-	5,823	-
	$45,014	$18,382	$15,464	$11,168

SJI - 118

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

(C) Derivatives – Other, include interest rate swaps that are valued using quoted prices on commonly quoted intervals, which are interpolated for periods different than the quoted intervals, as inputs to a market valuation model. Market inputs can generally be verified and model selection does not involve significant management judgment.

The changes in fair value measurements of Derivatives – Energy Related Assets and Liabilities at December 31, 2009 using significant unobservable inputs (Level 3) are as follows (in thousands):

Balance at January 1, 2009	$101
Purchases, Sales, Issuances, Settlements, net	(543)
Total gains (realized/unrealized) included in earnings	(9,857)
Transfers in and/or out of Level 3, net	-
Balance at December 31, 2009	$(10,299)

SJI - 119

Total gains for 2009 included in earnings, that are attributable to the change in unrealized gains relating to those assets and liabilities still held as of December 31, 2009, is $(9.9) million.  These gains are included in Operating Revenues-Nonutility on the statement of consolidated income.

16.	AVAILABLE–FOR–SALE SECURITIES:

The Company's portfolio of investments consists of five highly diversified funds which are not used for working capital purposes. These funds are in an unrealized loss position as of December 31, 2009. Due to the nature of the underlying securities, these funds as a whole are susceptible to changes in the economy and have been adversely affected by the economic slowdown, particularly during the fourth quarter of 2008 when the Company's investments became impaired. The Company has evaluated the near-term prospects of the overall funds in relation to the severity and duration of the impairment. Based on that evaluation, the Company recorded an insignificant impairment loss during the fourth quarter of 2008. The Company does not intend to sell the remaining funds, and it is more likely than not it will not have to sell the remaining funds before recovery of its cost basis. The Company does not consider these remaining investments to be other-than-temporarily impaired at December 31, 2009.

The following table shows the gross unrealized losses and fair value of the Company's Available-for-Sale Securities with unrealized losses that are not deemed to be other-than-temporarily impaired (in thousands), aggregated by length of time that the individual funds have been in a continuous unrealized loss position at December 31, 2009.

	Less than 12 Months		Greater Than 12 Months		Total

Marketable Equity Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2009	$-	$-	$4,493	$534	$4,493	$534
2008	$3,609	$1,218	$-	$-	$3,609	$1,218

As of December 31, 2009 and 2008, the total losses for securities with net losses included in Accumulated Other Comprehensive Loss was $0.3 million and $0.7 million, respectively.  As of December 31, 2009, securities with net gains of $0.1 million were included in Accumulated Other Comprehensive Loss. As of December 31, 2008, there were no securities with net gains included in Accumulated Other Comprehensive Loss.

SJI - 120

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
South Jersey Industries, Inc.
Folsom, New Jersey

We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of South Jersey Industries, Inc. and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related statements of consolidated income, cash flows, changes in equity and comprehensive income for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of South Jersey Industries, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 26, 2010

SJI - 121

Quarterly Financial Data (Unaudited)
(Summarized quarterly results of SJI's operations, in thousands except for per share amounts)

	2009 Quarter Ended				2008 Quarter Ended

	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31

Operating Revenues	$362,176	$134,483	$127,087	$221,698	$348,047	$135,840	$210,413	$267,677

Expenses:
Cost of Sales - (Excluding depreciation)	265,508	90,632	95,128	142,120	266,756	123,730	102,259	186,697
Operations and Maintenance Including Fixed Charges	37,621	35,524	35,523	39,539	35,047	33,248	32,926	41,360
Income Taxes	20,218	3,056	(3,206)	14,234	17,164	(9,286)	30,367	13,703
Energy and Other Taxes	5,167	1,667	1,649	3,248	4,866	2,116	1,646	3,493

Total Expenses	328,514	130,879	129,094	199,141	323,833	149,808	167,198	245,253

Other Income and Expense	(1,974)	1,385	(20)	1,094	497	582	584	(597)

Income (Loss) from Continuing Operations	31,688	4,989	(2,027)	23,651	24,711	(13,386)	43,799	21,827

Loss from Discontinued Operations - (Net of tax benefit)	(19)	(23)	(16)	(369)	(24)	(1)	(76)	(146)

Net Income (Loss)	31,669	4,966	(2,043)	23,282	24,687	(13,387)	43,723	21,681

Less: Net (Income) Loss Attributable to Noncontrolling Interest in Subsidiaries	(66)	42	169	86	1	105	59	62

Net Income (Loss) - Attributable to South Jersey Industries, Inc. Shareholders	$31,603	$5,008	$(1,874)	$23,368	$24,688	$(13,282)	$43,782	$21,743

Amounts Attributable to South Jersey Industries, Inc. Shareholders
Income (Loss) from Continuing Operations	$31,622	$5,031	$(1,858)	$23,737	$24,712	$(13,281)	$43,858	$21,889
Loss from Discontinued Operations - (Net of tax benefit)	(19)	(23)	(16)	(369)	(24)	(1)	(76)	(146)

Net Income (Loss) - Attributable to South Jersey Industries, Inc. Shareholders	$31,603	$5,008	$(1,874)	$23,368	$24,688	$(13,282)	$43,782	$21,743

Basic Earnings Per Common Share Attributable to South Jersey Industries, Inc. Shareholders:
Continuing Operations	$1.06	$0.17	$(0.06)	$0.80	$0.83	$(0.45)	$1.48	$0.74
Discontinued Operations	(0.00)	(0.00)	(0.00)	(0.02)	(0.00)	(0.00)	(0.01)	(0.01)

Basic Earnings Per Common Share	$1.06	$0.17	$(0.06)	$0.78	$0.83	$(0.45)	$1.47	$0.73

Average Shares of Common Stock Outstanding - Basic	29,752	29,796	29,796	29,796	29,640	29,728	29,729	29,729

Diluted Earnings Per Common Share Attributable to South Jersey Industries, Inc. Shareholders:
Continuing Operations	$1.06	$0.17	$(0.06)	$0.79	$0.83	$(0.45)	$1.47	$0.73
Discontinued Operations	(0.00)	(0.00)	(0.00)	(0.01)	(0.00)	(0.00)	(0.00)	(0.00)

Diluted Earnings Per Common Share	$1.06	$0.17	$(0.06)	$0.78	$0.83	$(0.45)	$1.47	$0.73

Average Shares of Common Stock Outstanding - Diluted	29,851	29,902	29,796	29,916	29,764	29,728	29,865	29,886

*The sum of the quarters for 2009 and 2008 do not equal the year's total due to rounding.
NOTE:	Because of the seasonal nature of the business and the volatility from energy related derivatives, statements for the 3-month periods are not indicative of the results for a full year.

SJI - 122

Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company are effective.

SJI - 123

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rules 13a-15(f). The Company’s internal control system is designed to provide reasonable assurance to its management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included under this Item 9A.

Changes in Internal Control over Financial Reporting

There has not been any change in the Company's internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SJI - 124

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
South Jersey Industries, Inc.
Folsom, New Jersey

We have audited the internal control over financial reporting of South Jersey Industries, Inc. and subsidiaries (the "Company") as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated February 26, 2010 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 26, 2010

SJI - 125

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning Directors may be found under the captions “Director Elections”, “Nominees”, “Directors Continuing in Office”, and “Security Ownership” in our definitive proxy statement for our 2010 Annual Meeting of Shareholders (the “2010 Proxy Statement”), which will be filed within the Commission within 120 days after the close of our fiscal year. Such information is incorporated herein by reference. Information required by this item relating to the executive officers of SJI is set forth in Item 4-A of this report.

SJI - 126

Code of Ethics

The Company has adopted a Code of Ethics for its Principal Executive, Financial and Accounting Officers. It is available on SJI’s website, www.sjindustries.com by clicking “Investors” and then “Corporate Governance.” We will post any amendment to or waiver of the Code to our website.

Item 11. Executive Compensation

Information concerning executive compensation may be found under the captions “Compensation Discussion and Analysis” of our 2010 Proxy Statement. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in our 2010 Proxy Statement set forth under the caption “Security Ownership” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information in our 2010 Proxy Statement set forth under the caption “The Board of Directors” and the subcaption “Certain Relationships” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information in our 2010 Proxy Statement set forth under the caption “Audit Committee Report” is incorporated herein by reference.

SJI - 127

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Listed below are all financial statements and schedules filed as part of this report:

1 - The consolidated financial statements and notes to consolidated financial statements together with the report thereon of Deloitte & Touche LLP, dated February 26, 2010, are filed as part of this report under Item 8- Financial Statements and Supplementary Data.

2 - Supplementary Financial Information

Information regarding selected quarterly financial data can be found on page 122 of this report.

Schedule I - Supplemental Schedules as of December 31, 2009 and 2008 and for the three years ended December 31, 2009, 2008, and 2007.

Report of Independent Registered Public Accounting Firm of Deloitte & Touche LLP (page 133).

Schedule II - Valuation and Qualifying Accounts (page 137).

All schedules, other than that listed above, are omitted because the information called for is included in the financial statements filed or because they are not applicable or are not required.

SJI - 128

(b)	List of Exhibits (Exhibit Number is in Accordance with the Exhibit Table in Item 601 of Regulation S-K).

Exhibit Number	Description	Reference

(3)(a)(i)	Certificate of Incorporation of South Jersey Industries, Inc., as amended through April 19, 1984.	Incorporated by reference from Exhibit (4)(a) of Form S-2 (2-91515).

(3)(a)(ii)	Amendment to Certificate of Incorporation relating to two-for-one stock split effective as of April 28, 1987.	Incorporated by reference from Exhibit (4)(e)(1) of Form S-3 (33-1320).

(3)(a)(iii)	Amendment to Certificate of Incorporation relating to director and officer liability.	Incorporated by reference from Exhibit (4)(e)(2) of Form S-3 (33-1320).

(3)(a)(iv)	Amendment to Certificate of Incorporation relating to two-for-one stock split effective as of June 30, 2005.	Incorporated by reference from Exhibit 3 of Form 10-Q of SJI filed on May 10, 2005.

(3)(a)(v)	Amendment to Certificate of Incorporation as of April 23, 2009 establishing the annual election of the South Jersey Industries, Inc. directors	Incorporated by reference from Exhibit 99.2 of Form 8-K filed on April 28, 2009.

(3)(b)	Bylaws of South Jersey Industries, Inc. as amended and restated through April 23, 2009. (filed herewith)

(4)(a)	Form of Stock Certificate for common stock.	Incorporated by reference from Exhibit (4)(a) of Form 10-K for 1985 (1-6364).

(4)(b)(i)	First Mortgage Indenture dated October 1, 1947.	Incorporated by reference from Exhibit (4)(b)(i) of Form 10-K for 1987 (1-6364).

(4)(b)(ii)	Nineteenth Supplemental Indenture dated as of April 1, 1992.	Incorporated by reference from Exhibit (4)(b)(xvii) of Form 10-K for 1992 (1-6364).

(4)(b)(iii)	Twenty-First Supplemental Indenture dated as of March 1, 1997.	Incorporated by reference from Exhibit (4)(b)(xviv) of Form 10-K for 1997(1-6364).

(4)(b)(iv)	Twenty-Second Supplemental Indenture dated as of October 1, 1998.	Incorporated by reference from Exhibit (4)(b)(ix) of Form S-3 (333-62019).

(4)(b)(v)	Twenty-Third Supplemental Indenture dated as of September 1, 2002.	Incorporated by reference from Exhibit (4)(b)(x) of Form S-3 (333-98411).

(4)(b)(vi)	Twenty-Fourth Supplemental Indenture dated as of September 1, 2005.	Incorporated by reference from Exhibit (4)(b)(vi) of Form S-3 (333-126822).

(4)(b)(vii)	Amendment to Twenty-Fourth Supplemental Indenture dated as of March 31, 2006	Incorporated by reference from Exhibit 4 of Form 8-K of SJG as filed April 26, 2006.

(4)(b)(viii)	Loan Agreement by and between New Jersey Economic Development Authority and SJG dated April 1, 2006.	Incorporated by reference from Exhibit 10 of Form 8-K of SJG as filed April 26, 2006.

(4)(c)(i)	Medium Term Note Indenture of Trust dated October 1, 1998.	Incorporated by reference from Exhibit 4(e) of Form S-3 (333-62019).

(4)(c)(ii)	First Supplement to Indenture of Trust dated as of June 29, 2000.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJG dated July 12, 2001.

(4)(c)(iii)	Second Supplement to Indenture of Trust dated as of July 5, 2000.	Incorporated by reference from Exhibit 4.2 of Form 8-K of SJG dated July 12, 2001.

(4)(c)(iv)	Third Supplement to Indenture of Trust dated as of July 9, 2001.	Incorporated by reference from Exhibit 4.3 of Form 8-K of SJG dated July 12, 2001.

(10)(a)(i)	Gas storage agreement (GSS) between South Jersey Gas Company and Transco dated October 1, 1993.	Incorporated by reference from Exhibit (10)(d) of Form 10-K for 1993 (1-6364).

SJI - 129

Exhibit Number	Description	Reference

(10)(a)(ii)	Gas storage agreement (LG-A) between South Jersey Gas Company and Transco dated June 3, 1974.	Incorporated by reference from Exhibit (5)(f) of Form S-7 (2-56223).

(10)(a)(iii)	Gas storage agreement (WSS) between South Jersey Resources Group LLC and Transco dated May 1, 2006.	Incorporated by reference from Exhibit (10)(a)(iii) of Form 10-K for 2008.

(10)(a)(iv)	Gas storage agreement (LSS) between South Jersey Gas Company and Transco dated October 1, 1993.	Incorporated by reference from Exhibit (10)(i) of Form 10-K for 1993 (1-6364).

(10)(a)(v)	Gas storage agreement (SS-1) between South Jersey Gas Company and Transco dated May 10, 1987 (effective April 1, 1988).	Incorporated by reference from Exhibit (10)(i)(a) of Form 10-K for 1988 (1-6364).

(10)(b)(i)	Gas storage agreement (SS-2) between South Jersey Gas Company and Transco dated July 25, 1990.	Incorporated by reference from Exhibit (10)(i)(i) of Form 10-K for 1991 (1-6364).

(10)(b)(ii)	Amendment to gas transportation agreement dated December 20, 1991 between South Jersey Gas Company and Transco dated October 5, 1993.	Incorporated by reference from Exhibit (10)(i)(k) of Form 10-K for 1993 (1-6364).

(10)(b)(iii)	CNJEP Service agreement between South Jersey Gas Company and Transco dated June 27, 2005.	Incorporated by reference frm Exhibit (10)(i)(l) of Form 10-K for 2005 (1-6364).

(10)(c)(i)	FTS Service Agreement No. 38099 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(n) of Form 10-K for 1993 (1-6364).

(10)(c)(ii)	NTS Service Agreement No. 39305 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(o) of Form 10-K for 1993 (1-6364).

(10)(c)(iii)	FSS Service Agreement No. 38130 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(p) of Form 10-K for 1993 (1-6364).

SJI - 130

Exhibit Number	Description	Reference

(10)(d)(i)	SST Service Agreement No. 38086 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(q) of Form 10-K for 1993 (1-6364).

(10)(e)(i)*
Deferred Payment Plan for Directors of South Jersey Industries, Inc., South Jersey Gas Company, Energy & Minerals, Inc., R&T Group, Inc. and South Jersey Energy Company as amended and restated October 21, 1994.
Incorporated by reference from Exhibit (10)(l) of Form 10-K for 1994 (1-6364).

(10)(e)(ii)*	Schedule of Deferred Compensation Agreements.	Incorporated by reference from Exhibit (10)(l)(b) of Form 10-K for 1997 (1-6364).

(10)(e)(iii)*	Form of Officer Employment Agreement between certain officers and either South Jersey Industries, Inc. or its subsidiaries.	Incorporated by reference from Exhibit 10(e)(iii) of Form 10-K for 2008.

(10)(e)(iv)*	Schedule of Officer Employment Agreements.	Incorporated by reference from Exhibit 10(e)(iv) of Form 10-K for 2008.

(10)(f)(i)*	Officer Severance Benefit Program for all Officers.	Incorporated by reference from Exhibit (10)(l)(g) of Form 10-K for 1985 (1-6364).

(10)(f)(ii)*	Supplemental Executive Retirement Program, as amended and restated effective January 1, 2009 and Form of Agreement between certain SJI or subsidiary officers. (filed herewith)

(10)(f)(iii)*	South Jersey Industries, Inc. 1997 Stock-Based Compensation Plan (As Amended and Restated Effective January 26, 2005).	Incorporated by reference from Exhibit 10 of Form 10-Q of SJI as filed May 10, 2005.

(10)(g)(i)	Five-year Revolving Credit Agreement for SJI.	Incorporated by reference from Exhibit 10 of Form 8-K of SJI as filed August 25, 2006.

(10)(g)(ii)	Five-year Revolving Credit Agreement for SJG.	Incorporated by reference from Exhibit 10 of Form 8-K of SJG as filed on August 8, 2006.

(10)(g)(iii)	Letter of Credit Reimbursement Agreement dated December 20, 2007.	Incorporated by reference from Exhibit 10 (g) (iii) of Form 10-K for 2007.

(10)(g)(iv)	Loan Agreement between Toronto Dominion (New York) LLC and SJG dated December 15, 2008.	Incorporated by reference from Exhibit (10)(g)(iv) of Form 10-K for 2008.

(10)(g)(v)	Amendment No. 1 dated December 14, 2009 to the Loan Agreement between Toronto Dominion (New York) LLC and SJG. (filed herewith)

(12)	Calculation of Ratio of Earnings to Fixed Charges (Before Federal Income Taxes) (filed herewith).

(14)	Code of Ethics.	Incorporated by reference from Exhibit 14 of Form 10-K for 2007.

(21)	Subsidiaries of the Registrant (filed herewith).

(23)	Independent Registered Public Accounting Firm’s Consent (filed herewith).

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

 * Constitutes a management contract or a compensatory plan or arrangement.

SJI - 131

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH JERSEY INDUSTRIES, INC.
BY:	/s/ David A. Kindlick
David A. Kindlick
Vice President & Chief Financial Officer

Date: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward J. Graham	President, Chairman of the Board & Chief Executive Officer	February 26, 2010
(Edward J. Graham)	(Principal Executive Officer)

/s/ David A. Kindlick	Vice President & Chief Financial Officer	February 26, 2010
(David A. Kindlick)	(Principal Financial and Accounting Officer)

/s/ Gina Merritt-Epps	Corporate Counsel &	February 26, 2010
(Gina Merritt-Epps)	Secretary

/s/ Shirli M. Billings	Director	February 26, 2010
(Shirli M. Billings)

/s/ Helen R. Bosley	Director	February 26, 2010
(Helen R. Bosley)

/s/ Thomas A. Bracken	Director	February 26, 2010
(Thomas A. Bracken)

/s/ Keith S. Campbell	Director	February 26, 2010
(Keith S. Campbell)

/s/ W. Cary Edwards	Director	February 26, 2010
(W. Cary Edwards)

/s/ Sheila Hartnett-Devlin	Director	February 26, 2010
(Sheila Hartnett-Develin)

/s/ Walter M. Higgins, III	Director	February 26, 2010
(Walter M. Higgins, III)

/s/ William J. Hughes	Director	February 26, 2010
(William J. Hughes)

/s/ Herman D. James	Director	February 26, 2010
(Herman D. James)

/s/ Joseph H. Petrowski	Director	February 26, 2010
(Joseph H. Petrowski)

SJI - 132

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
South Jersey Industries, Inc.
Folsom, New Jersey

We have audited the consolidated financial statements of South Jersey Industries, Inc. and subsidiaries (the "Company") as of December 31, 2009 and 2008, and for each of the three years in the period ended December 31, 2009, and the Company's internal control over financial reporting as of December 31, 2009, and have issued our reports thereon dated February 26, 2010; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of the Company listed in Item 15(a)2. These financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 26, 2010

SJI - 133

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
STATEMENTS OF INCOME
(In Thousands)
	2009	2008	2007

Operating Revenues	$10,238	$9,176	$7,045

Operating Expenses:
Operations	9,005	7,945	6,120
Depreciation	135	139	106
Energy and Other Taxes	258	243	175
Total Operating Expenses	9,398	8,327	6,401

Operating Income	840	849	644

Other Income:
Equity in Earnings of Subsidiaries	58,531	77,178	62,659
Other	(22)	835	3,076

Total Other Income	58,509	78,013	65,735

Interest Charges	775	1,698	3,762
Income Taxes	42	(14)	(42)

Income from Continuing Operations	58,532	77,178	62,659

Equity in Undistributed Earnings of Discontinued Subsidiaries	(427)	(247)	(391)

Net Income	$58,105	$76,931	$62,268

See South Jersey Industries, Inc. and Subsidiaries Notes to Consolidated Financial Statements under Item 8.

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
	2009	2008	2007

Net Income	$58,105	$76,931	$62,268
Other Comprehensive Income (Loss) – Net of Tax*
Postretirement Liability Adjustment	1,208	(6,877)	(199)
Unrealized Gain (Loss) on Available-for-Sale Securities	533	(730)	(195)
Unrealized Gain (Loss) on Derivatives	2,989	(6,277)	(2,528)
Total Other Comprehensive Income (Loss) – Net of Tax*	4,730	(13,884)	(2,524)

Comprehensive Income	$62,835	$63,047	$59,744

*  Determined using a combined statutory tax rate of 41.08%

See South Jersey Industries, Inc. and Subsidiaries Notes to Consolidated Financial Statements under Item 8.

SJI - 134

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
STATEMENTS OF RETAINED EARNINGS
(In Thousands)
	2009	2008	2007

Retained Earnings - Beginning	$249,973	$206,123	$174,407
Cumulative Effect Adjustment	-	-	(771)
Retained Earnings – Beginning, as adjusted	249,973	206,123	173,636
Net Income	58,105	76,931	62,268
	308,078	283,054	235,904

Dividends Declared - Common Stock	(36,573)	(33,081)	(29,781)

Retained Earnings - Ending	$271,505	$249,973	$206,123

See South Jersey Industries, Inc. and Subsidiaries Notes to Consolidated Financial Statements under Item 8.

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED DECEMBER 31,
(In Thousands)

	2009	2008	2007

CASH PROVIDED BY OPERATING ACTIVITIES	$13,650	$15,454	$20,617

CASH FLOWS FROM INVESTING ACTIVITIES:

Net Repayment from (Advances to) Associated Companies	39,030	(40,695)	57,107
Capital Expenditures	(53)	(23)	(50)
Purchase of Company Owned Life Insurance	(4,444)	(4,287)	(3,917)
Other	-	365	-

Net Cash Provided by (Used In) Investing Activities	34,533	(44,640)	53,140

CASH FLOWS FROM FINANCING ACTIVITIES:

Net Borrowings from Associated Companies	-	-	1,419
Net (Repayments from) Borrowings Lines of Credits	(10,800)	58,050	(51,150)
Dividends on Common Stock	(36,426)	(32,914)	(29,656)
Proceeds from Sale of Common Stock	-	2,076	7,484
Other	-	329	-

Net Cash (Used in) Provided by Financing Activities	(47,226)	27,541	(71,903)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	957	(1,645)	1,854

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	662	2,307	453

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,619	$662	$2,307
Dividends received from subsidiaries amounted to $10.0 million, $14.9 million, and $18.7 million, in 2009, 2008, and 2007 respectively.
See South Jersey Industries, Inc. and Subsidiaries Notes to Consolidated Financial Statements under Item 8.

SJI - 135

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
BALANCE SHEETS
(In Thousands)
	2009	2008
Assets

Property Plant and Equipment:
Nonutility Property, Plant and Equipment, at cost	$825	$825
Accumulated Depreciation	(595)	(486)

Property, Plant and Equipment - Net	230	339

Investments:
Investments in Subsidiaries	590,602	539,551
Available-for-Sale Securities	17	18

Total Investments	590,619	539,569

Current Assets:
Cash and Cash Equivalents	1,619	662
Receivable from Associated Companies	30,314	70,177
Accounts Receivable	48	21
Other	475	908

Total Current Assets	32,456	71,768

Other Noncurrent Assets	14,076	10,778

Total Assets	$637,381	$622,454

Capitalization and Liabilities

Equity:
Common Stock SJI
Par Value $1.25 a share
Authorized - 60,000,000 shares
Outstanding – 29,728,697 shares and 29,607,802	$37,245	$37,161
Premium on Common Stock	254,503	252,495
Treasury Stock (at par)	(183)	(176)
Accumulated Other Comprehensive Loss	(19,469)	(24,199)
Retained Earnings	271,505	249,973

Total Equity	543,601	515,254

Current Liabilities:
Notes Payable - Banks	87,200	98,000
Payable to Associated Companies	285	1,118
Accounts Payable	216	239
Other Current Liabilities	2,118	1,444

Total Current Liabilities	89,819	100,801

Other Noncurrent Liabilities	3,961	6,399

Total Capitalization and Liabilities	$637,381	$622,454

See South Jersey Industries, Inc. and Subsidiaries Notes to Consolidated Financial Statements under Item 8.

SJI - 136

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Col. A	Col. B	Col. C		Col. D	Col. E

		Additions

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe (a)	Deductions - Describe (b)	Balance at End of Period

Provision for Uncollectible
Accounts for the Year Ended
December 31, 2009	$5,757	$2,728	$595	$2,812	$6,268

Provision for Uncollectible
Accounts for the Year Ended
December 31, 2008	$5,491	$2,332	$279	$2,345	$5,757

Provision for Uncollectible
Accounts for the Year Ended
December 31, 2007	$5,224	$2,603	$725	$3,061	$5,491

(a) Recoveries of accounts previously written off and minor adjustments.
(b) Uncollectible accounts written off.

SJI - 137