Form 10-Q
period 2010-03-31
SOUTH JERSEY INDUSTRIES INC
filed 2010-05-07
CIK 91928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 3, 2010 there were 29,872,825 shares of the registrant’s common stock outstanding.

SJI -1

SJI -2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Three Months Ended
	March 31,
	2010	2009

Operating Revenues:
Utility	$196,057	$240,109
Nonutility	133,226	122,067

Total Operating Revenues	329,283	362,176

Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	116,216	162,973
- Nonutility	115,028	102,535
Operations	23,480	22,913
Maintenance	2,816	2,155
Depreciation	8,242	7,660
Energy and Other Taxes	4,872	5,167

Total Operating Expenses	270,654	303,403

Operating Income	58,629	58,773

Other Income and Expense	1,024	461

Interest Charges	(4,966)	(4,893)

Income Before Income Taxes	54,687	54,341

Income Taxes	(21,971)	(20,218)

Equity in Loss of Affiliated Companies	(1,148)	(2,435)

Income from Continuing Operations	31,568	31,688

Loss from Discontinued Operations - (Net of tax benefit)	(29)	(19)

Net Income	31,539	31,669

Less: Net Income Attributable to Noncontrolling Interest in Subsidiaries	—	(66)

Net Income - Attributable to South Jersey Industries, Inc. Shareholders	$31,539	$31,603

Amounts Attributable to South Jersey Industries, Inc. Shareholders
Income from Continuing Operations	$31,568	$31,622
Loss from Discontinued Operations - (Net of tax benefit)	(29)	(19)

Net Income - Attributable to South Jersey Industries, Inc. Shareholders	$31,539	$31,603

Basic Earnings Per Common Share Attributable to South Jersey Industries, Inc. Shareholders:
Continuing Operations	$1.058	$1.063
Discontinued Operations	(0.001)	(0.001)

Basic Earnings Per Common Share	$1.057	$1.062

Average Shares of Common Stock Outstanding - Basic	29,826	29,752

Diluted Earnings Per Common Share Attributable to South Jersey Industries, Inc. Shareholders:
Continuing Operations	$1.055	$1.059
Discontinued Operations	(0.001)	(0.000)

Diluted Earnings Per Common Share	$1.054	$1.059

Average Shares of Common Stock Outstanding - Diluted	29,913	29,851

Dividends Declared per Common Share	$0.330	$0.298

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SJI -3

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	March 31,
	2010	2009

Net Income	$31,539	$31,669

Other Comprehensive Income, Net of Tax:*

Unrealized Gain (Loss) on Available-for-Sale Securities	144	(170)
Unrealized Gain on Derivatives - Other	97	373
Other Comprehensive (Loss) Income of Affiliated Companies	(19)	1,323

Other Comprehensive Income - Net of Tax*	222	1,526

Comprehensive Income	31,761	33,195

Less: Comprehensive Income Attributable to Noncontrolling Interest in Subsidiaries	—	(66)

Comprehensive Income Attributable to South Jersey Industries, Inc.	$31,761	$33,129

* Determined using a combined statutory tax rate of 41.08%.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SJI -4

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Three Months Ended
	March 31,
	2010	2009

Net Cash Provided by Operating Activities	$117,838	$119,845

Cash Flows from Investing Activities:
Capital Expenditures	(38,546)	(17,115)
Net Purchase of Restricted Investments in Margin Account	(24,022)	(3,572)
Investment in Long-Term Receivables	(910)	(2,044)
Proceeds from Long-Term Receivables	609	2,869
Investment in Affiliate	(1,200)	(1,781)
Advances on Notes Receivable - Affiliate	(3,098)	(650)
Repayment of Notes Receivable - Affiliate	177	1,100
Net Advances on Lines of Credit - Affiliate	(2,019)	—
Other	—	175

Net Cash Used in Investing Activities	(69,009)	(21,018)

Cash Flows from Financing Activities:
Net Repayments of Lines of Credit	(62,600)	(97,875)
Proceeds from Issuance of Long-Term Debt	15,000	—
Payments for Issuance of Long-Term Debt	(559)	—
Other	—	(37)

Net Cash Used in Financing Activities	(48,159)	(97,912)

Net Increase in Cash and Cash Equivalents	670	915
Cash and Cash Equivalents at Beginning of Period	3,823	5,775

Cash and Cash Equivalents at End of Period	$4,493	$6,690

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SJI -5

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	March 31,	December 31,
	2010	2009

Assets

Property, Plant and Equipment:
Utility Plant, at original cost	$1,306,746	$1,275,792
Accumulated Depreciation	(320,781)	(314,627)
Nonutility Property and Equipment, at cost	116,939	132,119
Accumulated Depreciation	(19,842)	(20,212)

Property, Plant and Equipment - Net	1,083,062	1,073,072

Investments:
Available-for-Sale Securities	6,212	5,958
Restricted	29,237	5,215
Investment in Affiliates	1,777	2,483

Total Investments	37,226	13,656

Current Assets:
Cash and Cash Equivalents	4,493	3,823
Accounts Receivable	230,645	141,109
Unbilled Revenues	34,647	58,598
Provision for Uncollectibles	(6,293)	(6,268)
Notes Receivable - Affiliate	2,865	502
Natural Gas in Storage, average cost	60,219	99,697
Materials and Supplies, average cost	4,311	6,877
Prepaid Taxes	5	20,093
Derivatives - Energy Related Assets	42,858	36,512
Other Prepayments and Current Assets	8,053	7,412

Total Current Assets	381,803	368,355

Regulatory and Other Noncurrent Assets:
Regulatory Assets	231,355	240,462
Derivatives - Energy Related Assets	14,210	11,585
Unamortized Debt Issuance Costs	7,168	6,788
Notes Receivables-Affiliates	44,385	30,838
Contract Receivables	13,083	13,544
Other	22,371	23,708

Total Regulatory and Other Noncurrent Assets	332,572	326,925

Total Assets	$1,834,663	$1,782,008

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SJI -6

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	March 31,	December 31,
	2010	2009

Capitalization and Liabilities

Equity:
Common Stock	$37,341	$37,245
Premium on Common Stock	254,958	254,503
Treasury Stock (at par)	(183)	(183)
Accumulated Other Comprehensive Loss	(19,247)	(19,469)
Retained Earnings	293,185	271,505

Total South Jersey Industries, Inc. Shareholders’ Equity	566,054	543,601

Noncontrolling Interest in Subsidiaries	—	963

Total Equity	566,054	544,564

Long-Term Debt	326,400	312,793

Total Capitalization	892,454	857,357

Current Liabilities:
Notes Payable	134,000	196,600
Current Portion of Long-Term Debt	35,000	35,119
Accounts Payable	146,587	123,921
Customer Deposits and Credit Balances	15,690	14,128
Environmental Remediation Costs	26,220	23,639
Taxes Accrued	34,811	6,518
Derivatives - Energy Related Liabilities	59,411	28,260
Deferred Income Taxes - Net	6,195	19,897
Deferred Contract Revenues	5,003	6,081
Dividends Payable	9,858	—
Interest Accrued	4,681	6,211
Pension and Other Postretirement Benefits	1,109	1,109
Other Current Liabilities	11,866	17,301

Total Current Liabilities	490,431	478,784

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	219,246	215,346
Investment Tax Credits	1,440	1,518
Pension and Other Postretirement Benefits	71,058	69,141
Environmental Remediation Costs	46,607	49,803
Asset Retirement Obligations	23,154	23,229
Derivatives - Energy Related Liabilities	11,447	10,931
Derivatives - Other	6,000	5,823
Regulatory Liabilities	54,824	50,193
Other	18,002	19,883

Total Deferred Credits and Other Noncurrent Liabilities	451,778	445,867

Commitments and Contingencies (Note 12)

Total Capitalization and Liabilities	$1,834,663	$1,782,008

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SJI -7

Notes to Unaudited Condensed Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

GENERAL - South Jersey Industries, Inc. (SJI or the Company) currently provides a variety of energy related products and services primarily through the following subsidiaries:

■	South Jersey Gas Company (SJG) is a regulated natural gas utility. SJG distributes natural gas in the seven southernmost counties of New Jersey.

■	South Jersey Resources Group, LLC (SJRG) markets wholesale natural gas storage, commodity and transportation in the mid-Atlantic and southern states.

■	Marina Energy, LLC (Marina) develops and operates on-site energy-related projects.

■	South Jersey Energy Company (SJE) acquires and markets natural gas and electricity to retail end users and provides total energy management services to commercial and industrial customers.

■	South Jersey Energy Service Plus, LLC (SJESP) installs residential and small commercial HVAC systems, provides plumbing services and services appliances via the sale of appliance service programs.

BASIS OF PRESENTATION — The condensed consolidated financial statements include the accounts of SJI, its wholly owned subsidiaries and subsidiaries in which we have a controlling interest. All significant intercompany accounts and transactions have been eliminated. In management’s opinion, the condensed consolidated financial statements reflect all normal and recurring adjustments needed to fairly present SJI’s financial position and operating results at the dates and for the periods presented. SJI’s businesses are subject to seasonal fluctuations and, accordingly, this interim financial information should not be the basis for estimating the full year’s operating results. As permitted by the rules and regulations of the Securities and Exchange Commission, the accompanying unaudited condensed consolidated financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These financial statements should be read in conjunction with SJI’s 2009 Annual Report on Form 10-K for a more complete discussion of the Company’s accounting policies and certain other information.

Marina and a joint venture partner formed AC Landfill Energy, LLC (ACLE) and WC Landfill Energy, LLC (WCLE) to develop and install methane-to-electric power generation systems at certain county-owned landfills. Marina owns a 51% interest in ACLE and WCLE and, prior to January 1, 2010, accounted for these entities as consolidated subsidiaries. In June 2009, the FASB issued new accounting guidance on the consolidation of variable interest entities (VIEs) which was effective for fiscal years beginning after November 15, 2009. The new accounting guidance for VIEs considers if a company has a controlling financial interest in a VIE. A controlling financial interest will have both (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. Entities are required to consolidate a VIE when it is determined that they have a controlling financial interest in a VIE and therefore, are the primary beneficiary of that VIE.

Marina and the joint venture partner of ACLE and WCLE share the executive board seats and its voting rights equally and equally approve the annual budgets of both entities. Based on the shared control of operations, management concluded as of January 1, 2010 that the Company is no longer the primary beneficiary of ACLE and WCLE as defined by the new accounting guidance. As a result, ACLE and WCLE are no longer accounted for as consolidated subsidiaries. As of March 31, 2010, ACLE and WCLE are reported as equity investments and included in Investment in Affiliates on the condensed consolidated balance sheet. The results of operations of ACLE and WCLE for the three months ended March 31, 2010 are included in Equity in Loss of Affiliated Companies on the condensed consolidated statements of income. The adoption of this guidance modified our financial statement presentation, but did not have an impact on our financial statement results.

REVENUE BASED TAXES — SJI collects certain revenue-based energy taxes from customers. Such taxes include New Jersey State Sales Tax, Transitional Energy Facility Assessment (TEFA) and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. TEFA and PUA are included in both utility revenue and cost of sales and totaled $3.8 million and $4.1 million for the three months ended  March 31, 2010 and 2009, respectively.

CAPITALIZED INTEREST — SJG capitalizes interest on construction at the rate of return on rate base utilized by the New Jersey Board of Public Utilities (BPU) to set rates in its last base rate proceeding. Marina capitalizes interest on construction projects in progress based on the actual cost of borrowed funds. SJG’s amounts are included in Utility Plant and Marina’s amounts are included in Nonutility Property and Equipment on the condensed consolidated balance sheets. Interest Charges are presented net of capitalized interest on the condensed consolidated statements of income. The amount of interest capitalized by SJI for the three months ended March 31, 2010 and 2009 was not significant.

SJI -8

DERIVATIVE INSTRUMENTS —The Company uses a variety of derivative instruments to limit its exposure to market risk in accordance with strict corporate guidelines (See Note 13). These contracts, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives — Energy Related Assets or Derivatives — Energy Related Liabilities on the condensed consolidated balance sheets. The net unrealized pre-tax gains and losses for these energy related commodity contracts are included with realized gains and losses in Operating Revenues – Nonutility.

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

The interest rate derivatives that have been designated as cash flow hedges have been determined to be highly effective.  Therefore, the changes in fair value of the effective portion of these interest rate swaps along with the cumulative unamortized costs, net of taxes, have been recorded in Accumulated Other Comprehensive Loss. These unrealized gains and losses will be reclassified into earnings when the hedged forecasted cash flows of the related variable-rate debt occurs, or when it is probable that they will not occur. The ineffective portion of these swaps have been included in Interest Charges.

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

GAS EXPLORATION AND DEVELOPMENT - The Company capitalizes all costs associated with gas property acquisition, exploration and development activities under the full cost method of accounting. Capitalized costs include costs related to unproved properties, which are not amortized until proved reserves are found or it is determined that the unproved properties are impaired. All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. As of March 31, 2010, $3.5 million related to the acquisition of interests in proved and unproved properties in Pennsylvania is included with Nonutility Property and Equipment on the condensed consolidated balance sheets, respectively.

TREASURY STOCK – SJI uses the par value method of accounting for treasury stock. As of March 31, 2010 and December 31, 2009, SJI held 146,099 and 146,028 shares of treasury stock, respectively. These shares are related to deferred compensation arrangements where the amounts earned are held in the stock of SJI.

NEW ACCOUNTING PRONOUNCEMENTS — Other than as described below, no new accounting pronouncement issued or effective during 2009 and 2010 had, or is expected to have, a material impact on the condensed consolidated financial statements.

In June 2009, the FASB issued new accounting guidance on the consolidation of variable interest entities (VIEs). Accordingly, companies needed to carefully reconsider previous conclusions, including (1) whether an entity is a VIE, (2) whether the company is the VIE’s primary beneficiary, and (3) what type of financial statement disclosures are required. The new guidance was effective for fiscal years beginning after November 15, 2009.  As a result of adopting this guidance, we have deconsolidated ACLE and WCLE as of January 1, 2010 due to the shared control between the Company and the joint venture partner as discussed under “Basis of Presentation” above. Beginning January 1, 2010, ACLE and WCLE are reported using the equity method of accounting. The adoption of this guidance modified our financial statement presentation, but did not have an impact on our financial statement results.

HEALTH CARE LEGISLATION – In March of 2010, the President of the United States signed into law comprehensive health care reform legislation under the Patient Protection and Affordable Care Act (HR 3590) and the Health Care Education and Affordability Reconciliation Act (HR 4872) (the “Acts”).  The Acts contain provisions which could impact our accounting for retiree medical benefits in future periods.  However, the extent of that impact, if any, cannot be determined until regulations are promulgated under the Acts and additional interpretations of the Acts become available.  Based on the analysis to date of the provision in the Acts in which the impacts are reasonably determinable, a re-measurement of our Other Postretirement Benefits liability is not required at this time.  See Note 11 to the Financial Statements in Item 8 of SJI’s Form 10-K as of December 31, 2009 for additional information related to SJI’s pension and other postretirement benefits.

SJI -9

2.	STOCK-BASED COMPENSATION PLAN:

Under the Amended and Restated 1997 Stock-Based Compensation Plan, no more than 2,000,000 shares in the aggregate may be issued to SJI’s officers (Officers), non-employee directors (Directors) and other key employees. The plan will terminate on January 26, 2015, unless terminated earlier by the Board of Directors. No options were granted or outstanding during the three months ended March 31, 2010 and 2009. No stock appreciation rights have been issued under the plan. During the three months ended March 31, 2010 and 2009, SJI granted 52,940 and 41,437 restricted shares to Officers and other key employees, respectively.   These restricted shares vest over a three-year period and are subject to SJI achieving certain market-based performance targets as compared to a peer group average, which can cause the actual amount of shares that ultimately vest to range from between 0% to 150% of the original share units granted. During the three months ended March 31, 2010 and 2009, SJI granted 16,700 and 9,559 restricted shares to Directors, respectively.  Shares issued to Directors vest over a three-year service period but contain no performance conditions. As a result, 100% of the shares granted generally vest.

See Note 1 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2009 for the related accounting policy.

The following table summarizes the nonvested restricted stock awards outstanding at March 31, 2010 and the assumptions used to estimate the fair value of the awards:

	Grant Date	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate

Officers & Key Employees -	Jan. 2008	42,144	$34.030	21.7%	2.90%
	Jan. 2009	37,748	$39.350	28.6%	1.20%
	Jan. 2010	52,940	$39.020	29.0%	1.65%

Directors -	Jan. 2008	7,704	$36.355	—	—
	Jan. 2009	8,690	$40.265	—	—
	Jan. 2010	16,700	$37.825	—	—

Expected volatility is based on the actual daily volatility of SJI’s share price over the preceding three-year period as of the valuation date. The risk-free interest rate is based on the zero-coupon U.S. Treasury Bond, with a term equal to the three-year term of the Officers’ and other key employees’ restricted shares. As notional dividend equivalents are credited to the holders, which are reinvested during the three-year service period, no reduction to the fair value of the award is required. As the Directors’ restricted stock awards contain no performance conditions and dividends are paid or credited to the holder during the three-year service period, the fair value of these awards are equal to the market value of the shares on the date of grant.

The following table summarizes the total compensation cost for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009

Officers & Key Employees	$407	$335
Directors	111	82
Total Cost	518	417

Capitalized	(51)	(43)
Net Expense	$467	$374

As of March 31, 2010, there was $4.0 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 2.3 years.

SJI -10

The following table summarizes information regarding restricted stock award activity during the three months ended March 31, 2010 excluding accrued dividend equivalents:

	Officers & Other Key Employees	Directors	Weighted Average Fair Value

Nonvested Shares Outstanding, January 1, 2010	80,281	16,394	$36.874
Granted	52,940	16,700	$38.733
Forfeited	(389)	—	$39.350
Nonvested Shares Outstanding, March 31, 2010	132,832	33,094	$37.649

During the three months ended March 31, 2010 and 2009, SJI awarded 59,893 shares, which had vested at December 31, 2009, at a market value of $2.3 million, and 57,976 shares, which had vested at December 31, 2008, at a market value of $2.3 million, respectively. The Company has a policy of issuing new shares to satisfy its obligations under these plans; therefore, there are no cash payment requirements resulting from the normal operation of this plan. However, a change in control could result in such shares becoming nonforefeitable or immediately payable in cash.  At the discretion of the Officers, Directors and other key employees, the receipt of vested shares can be deferred until future periods.  These deferred shares are included in Treasury Stock on the condensed consolidated balance sheets.

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

SJI conducts tests annually to estimate the environmental remediation costs for these properties.

Summarized operating results of the discontinued operations for the three months ended March 31, were (in thousands, except per share amounts):

	Three Months Ended March 31,
	2010	2009
Loss before Income Taxes:
Sand Mining	$(42)	$(27)
Fuel Oil	(3)	(2)
Income Tax Benefits	16	10
Loss from Discontinued Operations — Net	$(29)	$(19)
Earnings Per Common Share from Discontinued Operations — Net:
Basic	$(0.001)	$(0.001)
Diluted	$(0.001)	$(0.000)

4.	COMMON STOCK:

The following shares were issued and outstanding at March 31:

2010
Beginning Balance, January 1	29,796,232
New Issues During Period:
Stock-Based Compensation Plan	76,593
Ending Balance, March 31	29,872,825

The par value ($1.25 per share) of stock issued was recorded in Common Stock and the net excess over par value of approximately $0.5 million, was recorded in Premium on Common Stock.

SJI -11

EARNINGS PER COMMON SHARE — Basic EPS is based on the weighted-average number of common shares outstanding.  The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 86,464 and 98,416 for the three months ended March 31, 2010 and 2009, respectively. These shares relate to SJI’s restricted stock as discussed in Note 2.

DIVIDEND REINVESTMENT PLAN (DRP) —  The Company offers a DRP which allows participating shareholders to purchase shares of SJI common stock by the automatic reinvestment of dividends or optional purchases. During 2010 and 2009, shares of SJI common stock offered by the DRP have been purchased in open market transactions.

5.	FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS - In accordance with the terms of the Marina and certain SJG loan agreements, unused proceeds are required to be escrowed pending approved construction expenditures. As of March 31, 2010 and December 31, 2009, the escrowed proceeds, including interest earned, totaled $1.4 million.

The Company maintains margin accounts with selected counterparties to support its risk management activities. The balances required to be held in these margin accounts increase as the net value of the outstanding energy related contracts with the respective counterparties decrease. As of March 31, 2010 and December 31, 2009, the balances in these accounts totaled $27.9 million and $3.8 million respectively. The carrying amounts of the Restricted Investments approximate their fair values at March 31, 2010 and December 31, 2009.

LONG-TERM RECEIVABLES — SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources.  The terms of these loans call for customers to make monthly payments over a period of up to five years with no interest.  The carrying amounts of such loans were $10.4 million and $10.8 million as of March 31, 2010 and December 31, 2009, respectively. The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Contract Receivables on the condensed consolidated balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amounts of $1.3 million and $1.2 million as of March 31, 2010 and December 31, 2009, respectively.  The annual amortization to interest is not material to the Company’s condensed consolidated financial statements.   The carrying amounts of these receivables approximate their fair value at March 31, 2010 and December 31, 2009.

LONG-TERM DEBT – In March 2010, SJG issued in a private placement, $15.0 million aggregate principal amount of its Medium Term Notes.  These notes bear interest at 4.84%, are secured by a first mortgage lien on substantially all utility plant and are due in 2026.  The estimated fair values of SJI’s long-term debt, including current maturities, as of March 31, 2010 and December 31, 2009, were $418.0 million and $394.5 million, respectively. The carrying amounts as of March 31, 2010 and December 31, 2009, were $362.9 million and $347.9 million, respectively.  We based the estimates on interest rates available to SJI at the end of each period for debt with similar terms and maturities.  The carrying amounts of SJI’s other financial instruments approximate their fair values at March 31, 2010 and December 31, 2009.

CONCENTRATION OF CREDIT RISK - As of March 31, 2010, approximately 47.0% of the current and noncurrent Derivatives – Energy Related Assets or $26.9 million are with a single retail counterparty. This counterparty has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assigned to SJI in the event of a default by the counterparty.

6.	SEGMENTS OF BUSINESS:

SJI operates in several different reportable operating segments which reflect the financial information regularly evaluated by the chief operating decision maker. Gas Utility Operations (SJG) consists primarily of natural gas distribution to residential, commercial and industrial customers. Wholesale Gas Operations include SJRG’s activities. SJE is involved in both retail gas and retail electric activities. Retail Gas and Other Operations include natural gas acquisition and transportation service business lines. Retail Electric Operations consist of electricity acquisition and transportation to commercial and industrial customers. On-Site Energy Production consists of Marina’s thermal energy facility and other energy-related projects. Appliance Service Operations includes SJESP’s servicing of appliances via the sale of appliance service programs as well as on a time and materials basis, and the installation of residential and small commercial HVAC systems.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  Intersegment sales and transfers are treated as if the sales or transfers were to third parties at current market prices.

SJI -12

Information about SJI’s operations in different reportable operating segments is presented below (in thousands):

	Three Months Ended March 31,
	2010	2009
Operating Revenues:
Gas Utility Operations	$196,716	$243,113
Wholesale Gas Operations	54,441	63,868
Retail Gas and Other Operations	35,834	38,040
Retail Electric Operations	31,950	8,268
On-Site Energy Production	9,350	10,013
Appliance Service Operations	4,712	5,003
Corporate & Services	5,403	4,900
Subtotal	338,406	373,205
Intersegment Sales	(9,123)	(11,029)
Total Operating Revenues	$329,283	$362,176

Operating Income:
Gas Utility Operations	$47,791	$46,367
Wholesale Gas Operations	20,294	10,400
Retail Gas and Other Operations	706	661
Retail Electric Operations	(11,803)	(1,620)
On-Site Energy Production	1,110	2,059
Appliance Service Operations	262	704
Corporate and Services	269	202
Total Operating Income	$58,629	$58,773

Depreciation and Amortization:
Gas Utility Operations	$9,485	$8,453
Wholesale Gas Operations	72	(87)
Retail Gas and Other Operations	9	5
Appliance Services Operations	89	71
On-Site Energy Production	977	883
Corporate and Services	130	118
Total Depreciation and Amortization	$10,762	$9,443

Interest Charges:
Gas Utility Operations	$4,015	$4,097
Wholesale Gas Operations	12	200
Retail Gas and Other Operations	22	—
On-Site Energy Production	1,000	525
Corporate and Services	57	262
Subtotal	5,106	5,084
Intersegment Borrowings	(140)	(191)
Total Interest Charges	$4,966	$4,893

Income Taxes:
Gas Utility Operations	$18,139	$17,615
Wholesale Gas Operations	8,477	4,323
Retail Gas and Other Operations	370	278
Retail Electric Operations	(4,849)	(666)
On-Site Energy Production	(540)	(1,765)
Appliance Service Operations	114	296
Corporate and Services	260	137
Total Income Taxes	$21,971	$20,218

Property Additions:
Gas Utility Operations	$31,731	$14,822
Wholesale Gas Operations	6	3
Retail Gas and Other Operations	8	5
Appliance Service Operations	11	325
On-Site Energy Production	235	1,264
Corporate and Services	205	61
Total Property Additions	$32,196	$16,480

SJI -13

	March 31, 2010	December 31, 2009
Identifiable Assets:
Gas Utility Operations	$1,383,202	$1,357,062
Wholesale Gas Operations	231,555	194,989
Retail Gas and Other Operations	26,512	35,506
Retail Electric Operations	26,662	13,433
On-Site Energy Production	129,568	135,288
Appliance Service Operations	17,633	18,832
Discontinued Operations	980	1,215
Corporate and Services	40,013	56,543
Subtotal	1,856,125	1,812,868
Intersegment Assets	(21,462)	(30,860)
Total Identifiable Assets	$1,834,663	$1,782,008

7.	RATES AND REGULATORY ACTIONS:

In November 2009, SJG filed its annual CIRT petition seeking an increase in revenue of $9.9 million over 2009.  The CIRT rate increase was provisionally approved by the BPU effective January 1, 2010.  On January 15, 2010, SJG filed a petition for an increase in the Company’s base rates.  As of SJG’s last base rate case, and through December 31, 2010, it is expected that $465.2 million will be invested in utility plant in service.  The filing requested incremental revenue of $35.9 million, or a 7.1% increase.  In addition, the petition seeks approval for a new tracker mechanism, the Reliability Tracker. This petition is still pending. The base rate petition also seeks various other modifications to SJG’s tariff.  There have been no other significant regulatory actions or changes to SJG’s rate structure since December 31, 2009. See Note 9 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2009.

8.	REGULATORY ASSETS & REGULATORY LIABILITIES:

There have been no significant changes to the nature of the Company’s regulatory assets and liabilities since December 31, 2009 which are described in Note 10 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2009.

Regulatory Assets consisted of the following items (in thousands):

	March 31, 2010	December 31, 2009
Environmental Remediation Costs:
Expended - Net	$40,788	$42,924
Liability for Future Expenditures	68,521	69,056
Income Taxes-Flowthrough Depreciation	1,507	1,752
Deferred Asset Retirement Obligation Costs	22,562	22,438
Deferred Gas Costs - Net	567	6,519
Deferred Pension and Other Postretirement Benefit Costs	71,098	71,192
Conservation Incentive Program Receivable	15,378	16,672
Societal Benefit Costs Receivable	2,082	1,872
Premium for Early Retirement of Debt	1,005	1,046
Other Regulatory Assets	7,847	6,991

Total Regulatory Assets	$231,355	$240,462

SJI -14

Regulatory Liabilities consisted of the following items (in thousands):

	March 31, 2010	December 31, 2009
Excess Plant Removal Costs	$48,731	$48,715
Other Regulatory Liabilities	6,093	1,478

Total Regulatory Liabilities	$54,824	$50,193

DEFERRED GAS COSTS – NET – Over/under collections of gas costs are monitored through SJG’s Basic Gas Supply Service Clause (BGSS) mechanism.  Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability.  Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval.  The BGSS decreased from a $6.5 million regulatory asset at December 31, 2009 to a $0.6 million regulatory asset at March 31, 2010 primarily as a result of gas costs recovered from customers exceeding the actual cost of the commodity incurred during the first quarter.  Gas cost recoveries are typically very high in the first and fourth quarters of the year as customer consumption is at its highest point during the winter months.  This was partially offset by a change in the fair value of energy related derivatives resulting primarily from a decrease in the average future NYMEX prices which offset $15.1 million of the decrease.

9.	PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three months ended March 31, 2010 and 2009, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits Three Months Ended March 31,		Other Postretirement Benefits Three Months Ended March 31,
	2010	2009	2010	2009
Service Cost	$859	$878	$239	$268
Interest Cost	2,261	2,165	821	763
Expected Return on Plan Assets	(1,943)	(1,913)	(405)	(388)
Amortizations:
Prior Service Cost (Credits)	62	70	(88)	(88)
Actuarial Loss	1,376	1,367	456	453
Net Periodic Benefit Cost	2,615	2,567	1,023	1,008
Capitalized Benefit Costs	(988)	(992)	(419)	(388)
Total Net Periodic Benefit Expense	$1,627	$1,575	$604	$620

Capitalized benefit costs reflected in the table above relate to SJG’s construction program.

No contributions were made to the pension plans during the three month periods ended March 31, 2010 and 2009.

However, the Company expects to make a contribution of $8.0 million during the second quarter in order to improve the funded status of the plans and partially offset the increase in expense caused by the amortization of losses realized on plan assets during 2008.

See Note 11 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2009, for additional information related to SJI’s pension and other postretirement benefits.

10.	RETAINED EARNINGS:

SJG is restricted as to the amount of cash dividends or other distributions that may be paid on its common stock by an order issued by the BPU in July 2004 that granted SJG an increase in base rates. Per the order, SJG is required to maintain total common equity of no less than $289.2 million. SJG’s total common equity balance was $455.1 million at March 31, 2010.

Various loan agreements also contain potential restrictions regarding the amount of cash dividends or other distributions that SJG may pay on its common stock. As of March 31, 2010, these loan restrictions did not affect the amount that may be distributed from either SJG’s or SJI’s retained earnings.

SJI -15

11.	UNUSED LINES OF CREDIT:

Credit facilities and available liquidity as of March 31, 2010 were as follows (in thousands):

Company	Total Facility	Usage	Available Liquidity	Expiration Date

SJG:

Revolving Credit Facility	$100,000	$40,000	$60,000	August 2011
Line of Credit	40,000	—	40,000	December 2010 (A)
Uncommitted Bank Lines	55,000	22,000	33,000	Various

Total SJG	195,000	62,000	133,000

SJI:

Revolving Credit Facility	$200,000	$161,140	$38,860	August 2011 (B)
Uncommitted Bank Lines	30,000	980	29,020	Various

Total SJI	230,000	162,120	67,880

Total	$425,000	$224,120	$200,880

(A)	The Company anticipates extending this line of credit during the fourth quarter of 2010.
(B)	Includes letters of credit outstanding in the amount of $90.1 million.

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary the SJI facilities can also be used to support SJG’s liquidity needs. All committed facilities contain one financial covenant regarding the ratio of total debt to total capitalization, measured on a quarterly basis. SJI and SJG were in compliance with this covenant as of March 31, 2010. Borrowings under these credit facilities are at market rates. The weighted average borrowing cost, which changes daily, was 0.77% and 1.09% at March 31, 2010 and 2009, respectively.

12.	COMMITMENTS AND CONTINGENCIES:

GUARANTEES —   The Company has recorded a liability of $5.8 million which is included in Other Current Liabilities and Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the condensed consolidated balance sheets as of March 31, 2010 for the fair value of the following guarantees:

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

SJI -16

The district energy system and central energy center are being financed by LVE with debt that is non-recourse to SJI. In September 2009, LVE reached an agreement with the banks that are financing the energy facilities to address defaults under the financing agreements. These LVE defaults were caused by the resort developer’s construction delay and the termination of an energy services agreement by a hotel operator associated with the project. As a result of these defaults, the banks had previously stopped funding the project. The terms of the new agreement require SJI and its partner in this joint venture to guaranty the payment of future interest costs by LVE through, at the latest, December 2010. SJI and its partner in this joint venture have each provided the banks with a $2.0 million irrevocable letter of credit from a bank to support this guaranty. The maximum amount of remaining LVE interest costs to be paid by SJI under this guaranty if payments are required, and SJI was the only guarantor, would be approximately $7.8 million. In addition, SJI and its partner in this joint venture each committed to provide approximately $8.9 million of additional capital as of September 2009 to cover costs related to the termination of the energy services agreement by a hotel operator and interest costs incurred since August 2008 when the resort developer suspended construction. Of this amount, $6.7 million was in the form of an irrevocable letter of credit from a bank and the remaining $2.2 million was provided in cash in 2009. These funds are in addition to the $30.4 million capital contribution obligation discussed below. In turn, the banks waived all existing defaults under the financing agreements and were relieved of their commitment to provide additional funding. LVE continues to pursue a work around plan to address the project delay by the resort developer and intends to seek additional financing to complete the facility once construction of the resort resumes. The Energy Sales Agreement between LVE and the resort developer includes a payment obligation by the resort developer of certain fixed payments to be made to LVE beginning in the fourth quarter of 2010. A portion of this payment obligation is guaranteed by the parent of the resort developer.  As of March 31, 2010, the Company had a net liability of approximately $9.5 million included in Investment in Affiliates, Other Current Liabilities and Other Noncurrent Liabilities on the condensed consolidated balance sheets related to this project, in addition to unsecured Notes Receivable – Affiliate of approximately $16.2 million due from LVE. As of March 31, 2010, SJI’s capital at risk is limited to its equity contributions, contribution obligations and the unsecured notes receivable totaling approximately $55.9 million. During the first three months of 2010, SJI and its partner in this joint venture each provided support to LVE of approximately $2.0 million to cover project related costs.

As a result of the construction delay, management has evaluated the investment in LVE and concluded that the fair value of this investment continues to be in excess of the carrying value as of March 31, 2010.

SJI issued a performance guaranty for up to $180.0 million to the resort developer to ensure that certain construction milestones relating to the development of the thermal facility are met. As a result of achieving certain milestones, the guaranty was reduced to $94.0 million as of March 31, 2010. Concurrently, SJI is the beneficiary of a surety bond purchased by the project’s general contractor that provides security to SJI in the event of missed construction milestones. LVE has proposed a revised milestone schedule due to delays announced by the resort developer. In addition, SJI has guaranteed the obligations of LVE under certain insurance policies during the construction period.  The maximum amount that SJI could be obligated for, in the event that LVE does not have sufficient resources to make deductible payments on future claims under these insurance policies, is approximately $6.0 million.  SJI has also guaranteed certain performance obligations of LVE under the operating agreements between LVE and the resort developer, up to $20.0 million each year for the term of the agreement, commencing with the first year of operations.  SJI and its partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees.

SJI has guaranteed certain obligations of BC Landfill Energy, LLC (BCLE), an unconsolidated joint venture in which Marina has a 50% equity interest, and WC Landfill Energy, LLC (WCLE) an unconsolidated joint venture in which Marina has a 51% equity interest. BCLE and WCLE have entered into agreements ranging from 15-20 years with the respective county governments to lease and operate facilities that will produce electricity from landfill methane gas. Although unlikely, the maximum amount that SJI could be obligated for, in the event that BCLE and WCLE does not meet minimum specified levels of operating performance and no mitigating action is taken, or is unable to meet certain financial obligations as they become due, is approximately $4.2 million each year.  SJI and its partner in these joint ventures have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees.  SJI holds variable interests in BCLE and WCLE but is not the primary beneficiary.

SJI has guaranteed the long-term debt obligations of AC Landfill Energy, LLC (ACLE), an unconsolidated joint venture in which Marina has a 51% equity interest. ACLE has entered into a long-term agreement with a county government to lease and operate a facility that will produce electricity from landfill methane gas. Although unlikely, the maximum amount that SJI could be obligated for, in the event that ACLE is unable to meet certain financial obligations as they become due, is approximately $1.5 million.  SJI and its partner in this joint venture have entered into a reimbursement agreement that secures reimbursement for SJI of a proportionate share of any payments made by SJI on this guarantee.  SJI holds a variable interest in ACLE but is not the primary beneficiary.

SJI -17

As of March 31, 2010, SJI had issued approximately $4.5 million of parental guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable our subsidiary to market retail natural gas.

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

COLLECTIVE BARGAINING AGREEMENTS — Unionized personnel represent approximately 50% of our workforce at March 31, 2010. The Company has collective bargaining agreements with two unions that represent these employees: the International Brotherhood of Electrical Workers (“IBEW”) Local 1293 and the International Association of Machinists and Aerospace Workers (“IAM”) Local 76.  SJG and SJESP employees represented by the IBEW operate under a collective bargaining agreement that runs through February 2013. The remaining unionized employees represented by the IAM operate under a collective bargaining agreement that expires in August 2014.

STANDBY LETTERS OF CREDIT — As of March 31, 2010, SJI provided $90.1 million of standby letters of credit through SJI’s revolving credit facility and uncommitted bank lines. Letters of credit in the amount of $62.3 million support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance Marina’s initial thermal plant project and $8.7 million was posted to support SJI’s guaranty of LVE discussed above. The additional outstanding letters of credit total $19.1 million, and were posted to enable SJE to market retail electricity and for various construction activities. The Company also provided two additional letters of credit under separate facilities outside of the revolving credit facility. Those letters of credit consist of a $25.2 million letter of credit provided by SJG to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG’s natural gas distribution system; and a $30.7 million letter of credit provided by Marina to support a capital contribution obligation as discussed above. These letters of credit expire in August 2010 and November 2010, respectively.

ENVIRONMENTAL REMEDIATION COSTS — SJI incurred and recorded costs for environmental cleanup of 12 sites where SJG or its predecessors operated gas manufacturing plants. SJG stopped manufacturing gas in the 1950s. SJI and some of its nonutility subsidiaries also accrued costs for environmental cleanup of sites where SJF previously operated a fuel oil business and Morie maintained equipment, fueling stations and storage. There have been no changes to the status of the Company’s environmental remediation efforts since December 31, 2009 as described in Note 14 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2009.

13.	DERIVATIVE INSTRUMENTS:

Certain SJI subsidiaries are involved in buying, selling, transporting and storing natural gas and buying and selling retail electricity for their own accounts as well as managing these activities for other third parties. These subsidiaries are subject to market risk on expected future purchases and sales due to commodity price fluctuations. As of March 31, 2010, the Company had outstanding derivative contracts intended to limit the exposure to market risk on 21.5 MMdts of expected future purchases of natural gas, 21.3 MMdts of expected future sales of natural gas, 1.6 MMmwh of expected future purchases of electricity and 0.1 MMmwh of expected future sales of electricity. These derivative instruments include forward contracts, futures contracts, swap agreements and options contracts.

The Company has also entered into interest rate derivatives to hedge exposure to increasing interest rates and the impact of those rates on cash flows of variable-rate debt. There have been no significant changes to the Company’s active interest rate swaps since December 31, 2009 which are described in Note 1 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2009.

SJI -18

The fair values of all derivative instruments, as reflected in the condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009, are as follows (in thousands):

Derivatives not designated as hedging instruments under GAAP	March 31, 2010		December 31, 2009
	Assets	Liabilities	Assets	Liabilities

Energy related commodity contracts:
Derivatives – Energy Related – Current	$42,858	$59,411	$36,512	$28,260
Derivatives – Energy Related – Non-Current	14,210	11,447	11,585	10,931
Interest rate contracts:
Derivatives - Other	—	4,004	—	3,704
Total derivatives not designated as hedging instruments under GAAP	57,068	74,862	48,097	42,895

Derivatives designated as hedging instruments under GAAP

Interest rate contracts:
Derivatives - Other	—	1,996	—	2,119
Total derivatives designated as hedging instruments under GAAP	—	1,996	—	2,119

Total Derivatives	$57,068	$76,858	$48,097	$45,014

The effect of derivative instruments on the condensed consolidated statements of income for the three months ended March 31, 2010, and 2009 are as follows (in thousands):

	Three months ended March 31,
Derivatives in Cash Flow Hedging Relationships	2010	2009

Interest Rate Contracts:
Gains recognized in OCI on effective portion	$72	$373
Losses reclassified from accumulated OCI into income (a)	$(232)	$(172)
Gains or (losses) recognized in income on ineffective portion (a)	—	—

(a) Included in Interest Charges

	Three months ended March 31,
Derivatives Not Designated as Hedging Instruments under GAAP	2010	2009

Losses on energy related commodity contracts (a)	$(22,124)	$(16,279)
Losses (gains) on interest rate contracts (b)	(239)	203

Total	$(22,363)	$(16,076)

(a) Included in Operating Revenues - Non Utility
(b) Included in Interest Charges

Net realized losses associated with SJG’s energy related financial commodity contracts of $4.0 million and $16.9 million for the three months ended March 31, 2010 and 2009, respectively, are not included in the above table. These contracts are part of SJG’s regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to, and recoverable through, regulatory riders, any changes in the value of SJG’s energy related financial commodity contracts are deferred in Regulatory Assets or Liabilities and there is no impact to earnings. As of March 31, 2010 and December 31, 2009, SJG had $24.2 million and $9.2 million of unrealized losses, respectively, included in its BGSS related to open financial contracts.

Certain of the Company’s derivative instruments contain provisions that require immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions in the event of a material adverse change in the credit standing of the Company. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on March 31, 2010, is $45.5 million.   If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2010, the Company would have been required to settle the instruments immediately or post collateral to its counterparties of approximately $29.2 million after offsetting asset positions with the same counterparties under master netting arrangements.

SJI -19

14.	FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES:

GAAP establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques.  The levels of the hierarchy are described below:

●	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

●
Level 2:  Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

●	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy.

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category as of March 31, 2010 is as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$6,212	$6,212	$—	$—
Derivatives – Energy Related Assets (B)	57,068	34,567	20,306	2,195
	$63,280	$40,779	$20,306	$2,195

Liabilities

Derivatives – Energy Related Liabilities (B)	$70,858	$33,560	$10,267	$27,031
Derivatives – Other (C)	6,000	—	6,000	—
	$76,858	$33,560	$16,267	$27,031

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

The changes in fair value measurements of Derivatives – Energy Related Assets and Liabilities  at March 31, 2010, using significant unobservable inputs (Level 3), are as follows (in thousands):

Balance at January 1, 2010	$(10,299)
Total gains and losses (realized/unrealized) included in earnings	(16,470)
Transfers in and/or out of Level 3, net	—
Settlements	1,933

Balance at March 31, 2010	$(24,836)

SJI -20

Total losses for 2010 included in earnings that are attributable to the change in unrealized losses relating to those assets and liabilities still held as of March 31, 2010, is $16.5 million.  These losses are included in Operating Revenues-Nonutility on the condensed consolidated statements of income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

A discussion of these and other risks and uncertainties may be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and in other filings made by us with the Securities and Exchange Commission. These cautionary statements should not be construed by you to be exhaustive and they are made only as of the date of this Quarterly Report on Form 10-Q, or in any document incorporated by reference, at the date of such document. While SJI believes these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, SJI undertakes no obligation to update or revise any of its forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies — Estimates and Assumptions — Management must make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related disclosures. Actual results could differ from those estimates. Five types of transactions presented in our condensed consolidated financial statements require a significant amount of judgment and estimation. These relate to regulatory accounting, derivatives, environmental remediation costs, pension and other postretirement employee benefit costs, and revenue recognition. A discussion of these estimates and assumptions may be found in our Form 10-K for the year ended December 31, 2009.

New Accounting Pronouncements — See detailed discussions concerning New Accounting Pronouncements and their impact on SJI in Note 1 to the condensed consolidated financial statements.

Regulatory Actions —Other than the changes discussed in Note 7 to the condensed consolidated financial statements, there have been no significant regulatory actions since December 31, 2009. See detailed discussion concerning Regulatory Actions in Note 9 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2009.

Environmental Remediation —There have been no significant changes to the status of the Company’s environmental remediation efforts since December 31, 2009. See detailed discussion concerning Environmental Remediation in Note 14 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2009.

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

A significant portion of the volatility in operating results is due to the impact of the accounting methods associated with SJRG’s storage activities. SJRG purchases and holds natural gas in storage to earn a profit margin from its ultimate sale in the future. SJRG uses derivatives to mitigate commodity price risk in order to substantially lock-in the profit margin that will ultimately be realized. However, gas stored in inventory is accounted for at the lower of average cost or market; the derivatives used to reduce the risk associated with a change in the value of the inventory are accounted for at fair value, with changes in fair value recorded in operating results in the period of change. As a result, earnings are subject to volatility as the market prices of derivatives change, even when the underlying hedged value of the inventory is unchanged. This volatility can be significant from period to period. Over time, gains or losses on the sale of gas in storage will generally be offset by losses or gains on the derivatives, resulting in the realization of the profit margin expected when the transactions were initiated.

SJI -21

Net Income attributable to SJI for the three months ended March 31, 2010 did not change significantly from the three months ended March 31, 2009. However, the income contribution from SJRG for the three months ended March 31, 2010 increased 97% as compared to the same period in the prior year due primarily to the change in unrealized gains and losses on derivatives used by SJRG to mitigate commodity price risk, as discussed above.  In addition, the change in the income contribution from SJE for the three months ended March 31, 2010 offset this SJRG increase due to the change in unrealized gains and losses on derivatives used to mitigate price risk on electric as discussed under Operating Revenues – Nonutility below.  These changes are also discussed in more detail below.

The following tables summarize the composition of selected SJG data for the three months ended March 31 (in thousands, except for degree day data):

	Three Months Ended
	March 31,
	2010	2009
Utility Throughput – dth:
Firm Sales -
Residential	11,431	11,517
Commercial	2,694	2,877
Industrial	148	149
Cogeneration & Electric Generation	44	14
Firm Transportation -
Residential	982	1,007
Commercial	2,641	2,571
Industrial	3,089	3,052
Cogeneration & Electric Generation	2,193	433

Total Firm Throughput	23,222	21,620

Interruptible Sales	3	2
Interruptible Transportation	586	636
Off-System	1,116	2,694
Capacity Release	10,189	8,499

Total Throughput - Utility	35,116	33,451

SJI -22

	Three Months Ended
	March 31,
	2010	2009
Utility Operating Revenues:
Firm Sales -
Residential	$137,515	$168,638
Commercial	29,623	36,526
Industrial	1,795	1,811
Cogeneration & Electric Generation	411	273
Firm Transportation -
Residential	4,454	4,695
Commercial	8,599	7,914
Industrial	3,976	3,587
Cogeneration & Electric Generation	2,009	459

Total Firm Revenues	188,382	223,903

Interruptible Sales	48	40
Interruptible Transportation	607	557
Off-System	6,924	16,902
Capacity Release	518	1,440
Other	237	271
	196,716	243,113
Less: Intercompany Sales	659	3,004
Total Utility Operating Revenues	196,057	240,109

Less:
Cost of Sales	116,216	162,973
Conservation Recoveries*	3,119	3,265
RAC Recoveries*	1,741	1,209
EET Recoveries*	179	—
Revenue Taxes	3,752	4,071
Utility Margin	$71,050	$68,591

Margin:
Residential	$45,300	$45,590
Commercial and Industrial	14,958	15,429
Cogeneration and Electric Generation	709	340
Interruptible	38	46
Off-system & Capacity Release	309	702
Other Revenues	236	270
Margin Before Weather Normalization & Decoupling	61,550	62,377
CIRT Mechanism	2,024	—
CIP Mechanism	7,442	6,214
EET Mechanism	34	—
Utility Margin	$71,050	$68,591

Degree Days:	2,433	2,518

*Represents expenses for which there is a corresponding credit in operating revenues.  Therefore, such recoveries have no impact on our financial results.

Throughput - Total gas throughput increased 1.7 MMdts, or 5.0%, for the three months ended March 31, 2010, compared with the same period in 2009. This increase was realized in the cogeneration market as a single customer increased its contract significantly during the winter season to shift supply from its pipeline supplier to SJG.  With the exception of cogeneration throughput, firm throughput in all other categories remained consistent between the two quarters.  While the Company was successful in adding approximately 3,100 firm sales customers over the twelve months ended March 31, 2010, representing a 1% increase, 3.4% warmer weather negated the impact on throughput from those customers.

SJI -23

Conservation Incentive Program (CIP) - The effects of the CIP on SJG’s net income for the three months ended March 31, 2010 and 2009 and the associated weather comparisons were as follows ($’s in millions):

	Three Months Ended March 31,
	2010	2009
Net Income Benefit:
CIP – Weather Related	$0.4	$(0.6)
CIP – Usage Related	4.0	4.3
Total Net Income Benefit	$4.4	$3.7

Weather Compared to 20-Year Average	0.2% colder	3.7% colder
Weather Compared to Prior Year	3.4% warmer	11.2% colder

Operating Revenues  - Utility -  Revenues decreased $44.1 million, or 18.3%, during the three months ended March 31, 2010 compared with the same period in the prior year.  Firm revenues decreased $35.5 million, or 15.9%, primarily as a result of a lower Basic Gas Supply Service (BGSS) rate in effect during the first quarter of 2010.  The BGSS rate had been reduced 21% in October 2009 to address lower natural gas costs in 2009 and forecasted through 2010.  While changes in gas costs and BGSS recoveries may fluctuate from period to period, SJG does not profit from the sale of the commodity.  Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on Company profitability, as further discussed under “Margin-Utility.”  There was also a $10.0 million decrease in off-system sales (OSS) during the three months ended March 31, 2010 compared with the same period in the prior year before eliminating intercompany transactions.  This decrease was primarily related to a reduction in SJG’s portfolio of assets available for such activities under the provisions of the CIP, as discussed under “Rates and Regulation” in Item 7 of SJI’s Form 10-K for the year ended December 31, 2009.  As reflected in the Margin table above, the impact of lower OSS did not have a material impact on the earnings of the Company, as SJG is required to share 85% of the profits of such activity with the rate payers.

Operating Revenues — Nonutility  — Combined revenues for SJI’s nonutility businesses, net of intercompany transactions, increased by $11.2 million, or 9.1%, in the three months ended March 31, 2010 compared with the same period in 2009.

SJE’s revenues from retail gas, net of intercompany transactions, decreased by $2.1 million, or 5.6%, in the three months ended March 31, 2010, compared with the same period in 2009 due mainly to lower sales volumes across all customer classes.  As of March 31, SJE was serving the following number of retail gas customers:

	2010	2009
Residential	8,408	9,891
Commercial	1,025	1,075
Large Volume	31	36

SJE’s revenues from retail electricity, net of intercompany transactions, increased $23.6 million, or 393.3%, in the three months ended March 31, 2010 compared with the same period in 2009. Excluding the impact of the net change in unrealized losses recorded on forward financial contracts due to price volatility of $11.7 million, revenues increased $35.3 million or 440.7%.  A summary of SJE’s revenues from retail electricity is as follows (in millions):

	2010	2009	Change

SJE Retail Electric Revenue	$29.6	$6.0	$23.6

Add: Unrealized Losses	13.7	2.0	11.7

SJE Retail Electric Revenue, Excluding Unrealized Losses	$43.3	$8.0	$35.3

This increase was mainly due to the impact of SJE being the successful bidder on a contract to supply retail electricity to over 400 school districts located throughout the state of New Jersey that began in April 2009. SJE uses forward financial contracts to mitigate commodity price risk on fixed price electric contracts. In accordance with GAAP, the forward financial contracts are recorded at fair value, with changes in fair value recorded in earnings in the period of change. The related customer contracts are not considered derivatives and therefore are not recorded in earnings until the electric is delivered. As a result, earnings are subject to volatility as the market price of the forward financial contracts change, even when the underlying hedged value of the customer contract is unchanged. Over time, gains or losses on the sale of the fixed price electric under contract will be offset by losses or gains on the forward financial contracts, resulting in the realization of the profit margin expected when the transactions were initiated.  Excluding the school bid, essentially all of SJE’s retail electric customer contracts are market-priced.

SJI -24

SJRG’s revenues, net of intercompany transactions, decreased $9.4 million in the three months ended March 2010 compared with the same period in 2009. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts of ($5.8) million due to price volatility, SJRG’s revenues decreased $15.2 million. A summary of SJRG’s revenue is as follows (in millions):

	2010	2009	Change

SJRG Revenue	$54.3	$63.7	$(9.4)

Add: Unrealized Losses	8.4	14.2	(5.8)

SJRG Revenue, Excluding Unrealized Losses	$62.7	$77.9	$(15.2)

Although storage volumes sold in both periods were essentially the same, the average cost per decatherm sold was 38% lower for the three months ended March 31, 2010 compared with the same period in 2009. As discussed in Note 1 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2009, revenues and expenses related to the energy trading activities of SJRG are presented on a net basis in Operating Revenues – Nonutility.

Revenues for Marina decreased $0.6 million, or 6.6%, in the three months ended March 31, 2010 compared with the same period in 2009 due mainly to the deconsolidation of ACLE and WCLE as discussed in Note 1 to the condensed consolidated financial statements, which was partially offset by revenues from two new projects that came on line in the latter stages of 2009.

Revenues for SJESP decreased $0.3 million or 5.8% in the three months ended March 31, 2010 compared with the same period in 2009 due mainly to revenues from a large commercial installation job recorded in 2009.

Margin – Utility -  SJG’s margin is defined as natural gas revenues less natural gas costs; volumetric and revenue based energy taxes; and regulatory rider expenses. SJG believes that margin provides a more meaningful basis for evaluating utility operations than revenues since natural gas costs, energy taxes and regulatory rider expenses are passed through to customers, and therefore, they have no effect on margin. Natural gas costs are charged to operating expenses on the basis of therm sales at the prices approved by the New Jersey Board of Public Utilities through SJG’s BGSS tariff.

Total margin increased $2.5 million, or 3.6%, for the three months ended March 31, 2010 compared with the same period in 2009 primarily due to profits earned through SJG’s Capital Investment Recovery Tracker (CIRT).   The CIRT was approved by the BPU in April 2009 and allows SJG to accelerate certain capital spending and also earn a return of, and a return on, investment at the time the investment is made. The CIRT added $2.0 million of pre-tax margin in the first quarter of 2010.

The CIP protected $7.4 million of pre-tax margin in the first quarter of 2010 that would have been lost due to lower customer usage, compared to $6.2 million in the same period last year.  Of these amounts, $0.7 million and $(1.1) million were related to weather variations and $6.7 million and $7.3 million were related to other customer usage variations in 2010 and 2009, respectively.

Gross Margin — Nonutility — Gross margin for the nonutility businesses is defined as revenue less all costs that are directly related to the production, selling and delivery of the company’s products and services. These costs primarily include natural gas and electric commodity costs as well as certain payroll and related benefits. On the statements of condensed consolidated income, revenue is reflected in Operating Revenues - Nonutility and the costs are reflected in Cost of Sales - Nonutility. As discussed in Note 1 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2009, revenues and expenses related to the energy trading activities of SJRG are presented on a net basis in Operating Revenues - Nonutility.

For the three months ended March 31, 2010, combined gross margins for the nonutility businesses, net of intercompany transactions, decreased $1.3 million to $18.2 million compared with the same period in 2009. This decrease is primarily due to the following:

●
Gross margin for SJRG increased $10.2 million in the three months ended March 31, 2010 compared with the same period of 2009. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts as discussed above, gross margin for SJRG increased $4.7 million due mainly to favorable time spreads on storage and transportation asset positions that were locked in and/or improved upon. Storage assets allow SJRG to lock in the differential between purchasing natural gas at low current prices and selling equivalent quantities at higher future prices. Gross margin is generated via seasonal pricing differentials. While this margin will be attained over the transaction cycle, the timing of physical injections and withdraws and related hedge settlements can cause earnings fluctuations for accounting purposes due to the volatile nature of wholesale gas prices. Similar to storage, transportation assets allow us to lock in the differential of transporting natural gas from one delivery point to another.

SJI -25

●
Gross Margin for Marina decreased $1.0 million in the three months ended March 31, 2010 compared with the same period of 2009. Gross margin as a percentage of Operating Revenues decreased 6.8 percentage points due mainly to the deconsolidation of ACLE and WCLE as discussed in Note 1 to the condensed consolidated financial statements, partially offset by a decrease in low-margin electric sales to Borgata. As per our contract, the billing rates are designed to recover the underlying commodity costs over time. However during interim periods, certain components of the underlying commodity costs are not adjusted proportionately.

●
Gross margin from SJE’s retail gas sales decreased $0.2 million in the three months ended March 31, 2010, compared with the same period in 2009 due mainly to lower customer counts (See Operating Revenues – Nonutility). Gross margin as a percentage of Operating Revenues did not change significantly in 2010 compared with 2009.

●
Gross margin from SJE’s retail electricity sales decreased $10.1 million in the three months ended March 31, 2010 compared with the same period of 2009. Excluding the impact of a $11.7 million increase in unrealized losses recorded on forward financial contracts, gross margin increased $1.6 million in 2010 compared with 2009. This increase was mainly due to the impact of the school bid as mentioned in Operating Revenues - Nonutility. Excluding the impact of the unrealized losses, gross margin as a percentage of Operating Revenues decreased 2.1 percentage points in 2010 compared with 2009. LMP rates, which were lower in 2010, are a pass through to our customers while our margin is based on volumetric and transmission components of the customer contracts.

●
Gross margin for SJESP decreased $0.2 million in the three months ended March 31, 2010 compared with the same period in 2009 due mainly to margins recognized on a large commercial installation job in 2009.  Gross margin as a percentage of Operating Revenues decreased 2.3 percentage points in 2010 compared with 2009 due to higher labor and benefit costs.

 Operations Expense — A summary of net changes in operations expense, for the three months ended March 31, follows (in thousands):

Three Months Ended March 31, 2010 vs. 2009

Utility	$447
Nonutility:
Wholesale Gas	270
Retail Gas and Other	(262)
Retail Electricity	114
On-Site Energy Production	(60)
Appliance Service	196
Total Nonutility	258
Intercompany Eliminations and Other	(138)
Total Operations	$567

Utility operations expense increased $0.4 million for the three months ended March 31, 2010, as compared with the same period in 2009.  The increase is primarily due to moderate increases in governance, compliance and employee compensation costs.

Nonutility Wholesale Gas Operations expense increased $0.3 million in the three months ended March 31, 2010 compared with the same period in 2009 due mainly to additional personnel costs and governance and compliance costs to support continued growth.

Other changes in operations expense during the three months ended March 31, 2010 were not significant.

Other Operating Expenses —Changes in other consolidated operating expenses which consist of Maintenance, Depreciation, and Energy and Other Taxes for the three months ended March 31, 2010 compared with the same periods in 2009, were not significant.

Interest Charges –    Interest charges decreased by $0.1 million during the three months ended March 31, 2010 compared with the same period in 2009, primarily due to lower average short-term interest rates on short-term debt during 2010.  The impact of lower interest rates was partially offset by higher average short-term debt outstanding during the three months ended March 31, 2010 compared with the same period in 2009.

SJI -26

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

Cash Flows from Operating Activities — Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $117.8 million and $119.8 million in the first quarters of 2010 and 2009, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries. Net cash provided by operating activities in the first quarter of 2010 was positively impacted by lower unit gas costs which resulted in lower natural gas inventory balances.  SJI also ends each calendar year in a prepaid tax position due to mandatory prepayment requirements on all state taxes. Such prepayments are credited against amounts otherwise due during the first quarter of the subsequent year; improving first quarter liquidity. These items were offset by higher spending on environmental remediation at SJG and higher accounts receivable.

Cash Flows from Investing Activities —   SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. Net cash outflows for capital expenditures, which are primarily construction projects, for the first quarter of 2010 and 2009 amounted to $38.5 million and $17.1 million, respectively. We estimate the net cash outflows for construction projects for fiscal years 2010, 2011 and 2012 to be approximately $167.5 million, $58.5 million and $58.3 million, respectively.

In support of its risk management activities, The Company is required to maintain margin accounts with selected counterparties as collateral for its forward contracts, swap agreements, options contracts and futures contracts. These margin accounts are included in Restricted Investments or Margin Account Liability, depending upon the value of the related contracts, (the change in the Margin Account Liability is reflected in cash flows from Operating Activities) on the condensed consolidated balance sheets. The required amount of restricted investments changes on a daily basis due to fluctuations in the market value of the related outstanding contracts and are difficult to predict. Margin posted by the Company increased by $24.0 million in the first quarter of 2010, compared with an increase of $3.6 million in the first quarter of 2009.

During the three months ended March 31, 2010 and 2009, the Company provided advances to unconsolidated affiliates of $5.1 million and $0.7 million, respectively. The purpose of the advances was to cover certain project related costs of LVE Energy Partners, LLC (See Commitments and Contingencies), to provide working capital for a retail marketing operation, and to develop several landfill gas-fired electric production facilities.

Cash Flows from Financing Activities —   Short-term borrowings under lines of credit from commercial banks are used to supplement cash flows from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, short-term debt incurred to finance capital expenditures is refinanced with long-term debt.

Credit facilities and available liquidity as of March 31, 2010 were as follows (in thousands):

Company	Total Facility	Usage	Available Liquidity	Expiration Date

SJG:

Revolving Credit Facility	$100,000	$40,000	$60,000	August 2011
Line of Credit	40,000	—	40,000	December 2010 (A)
Uncommitted Bank Lines	55,000	22,000	33,000	Various

Total SJG	195,000	62,000	133,000

SJI:

Revolving Credit Facility	$200,000	$161,140	$38,860	August 2011 (B)
Uncommitted Bank Lines	30,000	980	29,020	Various

Total SJI	230,000	162,120	67,880

Total	$425,000	$224,120	$200,880

(A)	The Company anticipates extending this line of credit during the fourth quarter of 2010.

(B)	Includes letters of credit outstanding in the amount of $90.1 million.

SJI -27

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary the SJI facilities can also be used to support SJG’s liquidity needs. All committed facilities contain one financial covenant regarding the ratio of total debt to total capitalization, measured on a quarterly basis. SJI and SJG were in compliance with this covenant as of March 31, 2010. Borrowings under these credit facilities are at market rates. The weighted average borrowing cost, which changes daily, was 0.77% and 1.09% at March 31, 2010 and 2009, respectively.  Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business’ future liquidity needs.

SJI supplements its operating cash flow and credit lines with both debt and equity capital. Over the years, SJG has used long-term debt, primarily in the form of First Mortgage Bonds and Medium Term Notes (MTN), secured by the same pool of utility assets, to finance its long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment. In September 2009, SJG received approval from the New Jersey Board of Public Utilities to issue up to $150.0 million of MTNs through September 2011.  In March 2010, SJG issued $15.0 million aggregate principal amount of its MTNs and intends to issue an additional $45 million by June 2010 in a delayed funding under a private placement.  No other long-term debt was issued during the three months ended March 31, 2010 and 2009.

SJI’s capital structure was as follows:

	As of March 31, 2010	As of December 31, 2009

Equity	53.3%	50.0%
Long-Term Debt	34.1	32.0
Short-Term Debt	12.6	18.0
Total	100.0%	100.0%

SJG’s long-term, senior secured debt is rated “A” and “A2” by Standard & Poor’s and Moody’s Investor Services, respectively. Moody’s Investor Services raised SJG’s senior secured debt rating to “A3” from “Baal” in February of 2009, and then raised it again to “A2” in August 2009.  Moody’s also assigned an Issuer Rating of “Baa1” to SJG in August 2009.

In the first quarter of 2010 and 2009, SJI declared quarterly dividends to its common shareholders. SJI has paid dividends on its common stock for 58 consecutive years and has increased that dividend each year for the last ten years. The Company currently looks to grow that dividend by at least 6% to 7% per year and has a targeted payout ratio of between 50% and 60%. In setting the dividend rate, the Board of Directors of SJI considers future earnings expectations, payout ratio, and dividend yield relative to those at peer companies as well as returns available on other income-oriented investments.  However, there can be no assurance that the Company will be able to continue to increase the dividend, meet the targeted payout ratio or pay a dividend at all in the future.

COMMITMENTS AND CONTINGENCIES:

SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, working capital, and for environmental remediation costs. Cash outflows for capital expenditures for the first three months of 2010 amounted to $38.6 million. Management estimates net cash outflows for construction projects for 2010, 2011 and 2012, to be approximately $167.5 million, $58.5 million and $58.3 million, respectively. Costs for remediation projects, net of insurance reimbursements, for the first three months of 2010 amounted to net cash inflows of $0.2 million. Total cash outflows for remediation projects are expected to be $16.7 million, $18.3 million and $9.2 million for 2010, 2011 and 2012, respectively.  As discussed in Notes 9 and 14 to the Consolidated Financial Statements in Item 8 of SJI’s 10-K as of December 31, 2009, certain environmental costs are subject to recovery from insurance carriers and ratepayers.

As of March 31, 2010, SJI provided $90.1 million of standby letters of credit through SJI’s revolving credit facility and uncommitted bank lines. Letters of credit in the amount of $62.3 million support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance Marina’s initial thermal plant project and $8.7 million was posted to support SJI’s guaranty of LVE discussed below. The additional outstanding letters of credit total $19.1 million, and were posted to enable SJE to market retail electricity and for various construction activities. The Company also provided two additional letters of credit under separate facilities outside of the revolving credit facility. Those letters of credit consist of a $25.2 million letter of credit provided by SJG to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG’s natural gas distribution system; and a $30.7 million letter of credit provided by Marina to support a capital contribution obligation as discussed below. These letters of credit expire in August 2010 and November 2010, respectively.

There were no significant changes to the Company’s contractual obligations described in Note 14 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2009, except for commodity supply purchase obligations which increased by approximately $99.8 million in total since December 31, 2009, due to the origination of new contracts during the  three months ended March 2010, and for the principal and interest obligations related to the $15.0 million of long-term debt issued in March 2010.

SJI -28

Off-Balance Sheet Arrangements– An off-balance sheet arrangement is any contractual arrangement involving an unconsolidated entity under which the company has either made guarantees, or has certain other interests or obligations.

The Company has recorded a liability of $5.8 million which is included in Other Current Liabilities and Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the condensed consolidated balance sheets as of March 31, 2010 for the fair value of the following guarantees:

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

The district energy system and central energy center are being financed by LVE with debt that is non-recourse to SJI. In September 2009, LVE reached an agreement with the banks that are financing the energy facilities to address defaults under the financing agreements. These LVE defaults were caused by the resort developer’s construction delay and the termination of an energy services agreement by a hotel operator associated with the project. As a result of these defaults, the banks had previously stopped funding the project. The terms of the new agreement require SJI and its partner in this joint venture to guaranty the payment of future interest costs by LVE through, at the latest, December 2010. SJI and its partner in this joint venture have each provided the banks with a $2.0 million irrevocable letter of credit from a bank to support this guaranty. The maximum amount of remaining LVE interest costs to be paid by SJI under this guaranty if payments are required, and SJI was the only guarantor, would be approximately $7.8 million. In addition, SJI and its partner in this joint venture each committed to provide approximately $8.9 million of additional capital as of September 2009 to cover costs related to the termination of the energy services agreement by a hotel operator and interest costs incurred since August 2008 when the resort developer suspended construction. Of this amount, $6.7 million was in the form of an irrevocable letter of credit from a bank and the remaining $2.2 million was provided in cash in 2009. These funds are in addition to the $30.4 million capital contribution obligation discussed below. In turn, the banks waived all existing defaults under the financing agreements and were relieved of their commitment to provide additional funding. LVE continues to pursue a work around plan to address the project delay by the resort developer and intends to seek additional financing to complete the facility once construction of the resort resumes. The Energy Sales Agreement between LVE and the resort developer includes a payment obligation by the resort developer of certain fixed payments to be made to LVE beginning in the fourth quarter of 2010. A portion of this payment obligation is guaranteed by the parent of the resort developer.  As of March 31, 2010, the Company had a net liability of approximately $9.5 million included in Investment in Affiliates, Other Current Liabilities and Other Noncurrent Liabilities on the condensed consolidated balance sheets related to this project, in addition to unsecured Notes Receivable – Affiliate of approximately $16.2 million due from LVE. As of March 31, 2010, SJI’s capital at risk is limited to its equity contributions, contribution obligations and the unsecured notes receivable totaling approximately $55.9 million. During the first three months of 2010, SJI and its partner in this joint venture each provided support to LVE of approximately $2.0 million to cover project related costs.

As a result of the construction delay, management has evaluated the investment in LVE and concluded that the fair value of this investment continues to be in excess of the carrying value as of March 31, 2010.

SJI issued a performance guaranty for up to $180.0 million to the resort developer to ensure that certain construction milestones relating to the development of the thermal facility are met. As a result of achieving certain milestones, the guaranty was reduced to $94.0 million as of March 31, 2010. Concurrently, SJI is the beneficiary of a surety bond purchased by the project’s general contractor that provides security to SJI in the event of missed construction milestones. LVE has proposed a revised milestone schedule due to delays announced by the resort developer. In addition, SJI has guaranteed the obligations of LVE under certain insurance policies during the construction period.  The maximum amount that SJI could be obligated for, in the event that LVE does not have sufficient resources to make deductible payments on future claims under these insurance policies, is approximately $6.0 million.  SJI has also guaranteed certain performance obligations of LVE under the operating agreements between LVE and the resort developer, up to $20.0 million each year for the term of the agreement, commencing with the first year of operations.  SJI and its partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees.

SJI -29

SJI has guaranteed certain obligations of BC Landfill Energy, LLC (BCLE), an unconsolidated joint venture in which Marina has a 50% equity interest, and WC Landfill Energy, LLC (WCLE) an unconsolidated joint venture in which Marina has a 51% equity interest.  BCLE and WCLE have entered into agreements with the respective county governments to lease and operate facilities that will produce electricity from landfill methane gas.    Although unlikely, the maximum amount that SJI could be obligated for, in the event that BCLE and WCLE does not meet minimum specified levels of operating performance and no mitigating action is taken, or is unable to meet certain financial obligations as they become due, is approximately $4.2 million each year.  SJI and its partner in these joint ventures have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees.  SJI holds variable interests in BCLE and WCLE but is not the primary beneficiary.

SJI has guaranteed the long-term debt obligations of AC Landfill Energy, LLC (ACLE), an unconsolidated joint venture in which Marina has a 51% equity interest. ACLE has entered into a long-term agreement with a county government to lease and operate a facility that will produce electricity from landfill methane gas. Although unlikely, the maximum amount that SJI could be obligated for, in the event that ACLE is unable to meet certain financial obligations as they become due, is approximately $1.5 million.  SJI and its partner in this joint venture have entered into a reimbursement agreement that secures reimbursement for SJI of a proportionate share of any payments made by SJI on this guarantee.  SJI holds a variable interest in ACLE but is not the primary beneficiary.

As of March 31, 2010, SJI had issued approximately $4.5 million of parental guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable our subsidiary to market retail natural gas.

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

SJG and SJE transact commodities on a physical basis and typically do not enter into financial derivative positions directly. SJRG manages risk in the natural gas markets for these entities as well as for its own portfolio by entering into the types of transactions noted above. As part of its gas purchasing strategy, SJG uses financial contracts through SJRG to hedge against forward price risk. These contracts are recoverable through SJG’s BGSS, subject to BPU approval. It is management’s policy, to the extent practical, within predetermined risk management policy guidelines, to have limited unmatched positions on a deal or portfolio basis while conducting these activities. As a result of holding open positions to a minimal level, the economic impact of changes in value of a particular transaction is substantially offset by an opposite change in the related hedge transaction.

SJI -30

SJI has entered into certain contracts to buy, sell, and transport natural gas and to buy and sell retail electricity.  For those derivatives not designated as hedges, we recorded the net unrealized pre-tax loss of $22.1 million and  $16.3 million in earnings during the three months ended March 31, 2010 and 2009, respectively,  which are included with realized gains and losses in Operating Revenues — Nonutility.    The fair value and maturity of these energy-trading contracts determined under the mark-to-market method as of March 31, 2010 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Maturity Beyond 3 Years	Total

Prices actively quoted	$27,453	$7,114	$—	$34,567

Prices provided by other external sources	14,354	5,952	—	20,306

Prices based on internal models or other valuation methods	1,051	1,144	—	2,195

Total	$42,858	$14,210	$—	$57,068

Liabilities
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Maturity Beyond 3 Years	Total

Prices actively quoted	$26,980	$6,580	$—	$33,560

Prices provided by other external sources	7,558	2,709	—	10,267

Prices based on internal models or other valuation methods	24,873	1,987	171	27,031

Total	$59,411	$11,276	$171	$70,858

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Contracted volumes of our NYMEX contracts are 0.2 million decatherms (dts) with a weighted-average settlement price of $6.34 per dt.  Contracted volumes of our basis contracts are 6.9 million dts with a weighted average settlement price of $0.53 per dt.  Contracted volumes of electric are 1.5 million mwh with a weighted average settlement price of $65.45 per mwh.

 A reconciliation of SJI’s estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Assets, January 1, 2010	$8,906
Contracts Settled During Three Months Ended March 31, 2010, Net	(16,777)
Other Changes in Fair Value from Continuing and New Contracts, Net	(5,919)

Net Derivatives — Energy Related Assets March 31, 2010	$(13,790)

Interest Rate Risk — Our exposure to interest-rate risk relates primarily to short-term, variable-rate borrowings. Short-term, variable-rate debt outstanding at March 31, 2010 was $134.0 million and averaged $174.3 million during the first three months of 2010. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $1.0 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2009 - 29 b.p. decrease; 2008 –397 b.p. decrease; 2007 — 45 b.p. increase; 2006 —67 b.p. increase; and 2005 —194 b.p. decrease.  For March 2010, our average interest rate on variable-rate debt was 0.69%.

We issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of March 31, 2010, the interest costs on all but $7.1 million of our long-term debt was either at a fixed-rate or hedged via an interest rate derivative. Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates. However, during the first quarter of 2009, as a result of unusual market conditions, the interest rate derivatives on Marina’s variable rate demand bonds were no longer highly effective in mitigating the risks resulting from changes in interest rates. Consequently, the Company discontinued hedge accounting on these interest rate derivatives.  All of these interest rate derivatives remain in place and are expected to substantially offset future changes in interest rates on the respective securities.

SJI -31

As of March 31, 2010, SJI’s active interest rate swaps were as follows:

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

Concentration of Credit Risk - As of March 31, 2010, approximately 47.0% of the current and noncurrent Derivatives – Energy Related Assets or $26.9 million are with a single retail counterparty. This counterparty has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assignable to SJI in the event of a default by the counterparty.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company are effective.

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item is incorporated by reference to Part I, Item 2, Pending Litigation, beginning on page 30.

Item 1A. Risk Factors

There have been no material changes to our risk factors from those disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

SJI -32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information about purchases by SJI of its own common stock during the three months ended March 31, 2010:

Period	Total Number of Shares Purchased1	Average Price Paid Per Share1	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs2	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs2
January 2010	3,581	$38.3846	—	—
February 2010	6,028	$40.2954	—	—
March 2010	—	—	—	—
Total	9,609		—	—

 1The total number of shares purchased and the average price paid per share represent shares purchased in open market transactions under the South Jersey Industries Dividend Reinvestment Plan (the “DRP”) by the administrator of the DRP.

2On September 22, 2008, SJI publicly announced a share repurchase program under which the Company can purchase up to 5% of its currently outstanding common stock over the next four years.  As of March 31, 2010, no shares have been purchased under this program.

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

SOUTH JERSEY INDUSTRIES, INC.
(Registrant)

Dated: May 7, 2010	By:	/s/ Edward J. Graham
Edward J. Graham
Chairman, President & Chief Executive Officer

Dated: May 7, 2010	By:	/s/ David A. Kindlick
David A. Kindlick
Vice President & Chief Financial Officer

SJI -33