Form 10-Q
period 2010-06-30
SOUTH JERSEY INDUSTRIES INC
filed 2010-08-06
CIK 91928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of August 2, 2010 there were 29,872,825 shares of the registrant’s common stock outstanding.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Three Months Ended
	June 30,
	2010	2009

Operating Revenues:
Utility	$61,185	$64,455
Nonutility	90,463	70,028

Total Operating Revenues	151,648	134,483

Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	23,781	29,526
- Nonutility	76,666	61,106
Operations	22,556	22,077
Maintenance	2,786	1,706
Depreciation	8,492	7,629
Energy and Other Taxes	1,949	1,667

Total Operating Expenses	136,230	123,711

Operating Income	15,418	10,772

Other Income and Expense	479	(117)

Interest Charges	(5,664)	(4,112)

Income Before Income Taxes	10,233	6,543

Income Taxes	(265)	(3,056)

Equity in (Loss) Earnings of Affiliated Companies	(1,427)	1,502

Income from Continuing Operations	8,541	4,989

Loss from Discontinued Operations - (Net of tax benefit)	(101)	(23)

Net Income	8,440	4,966

Less: Net Loss Attributable to Noncontrolling Interest in Subsidiaries	-	42

Net Income - Attributable to South Jersey Industries, Inc. Shareholders	$8,440	$5,008

Amounts Attributable to South Jersey Industries, Inc. Shareholders
Income from Continuing Operations	$8,541	$5,031
Loss from Discontinued Operations - (Net of tax benefit)	(101)	(23)

Net Income - Attributable to South Jersey Industries, Inc. Shareholders	$8,440	$5,008

Basic Earnings Per Common Share Attributable to South Jersey Industries, Inc. Shareholders:
Continuing Operations	$0.286	$0.169
Discontinued Operations	(0.003)	(0.001)

Basic Earnings Per Common Share	$0.283	$0.168

Average Shares of Common Stock Outstanding - Basic	29,873	29,796

Diluted Earnings Per Common Share Attributable to South Jersey Industries, Inc. Shareholders:
Continuing Operations	$0.285	$0.168
Discontinued Operations	(0.003)	(0.001)

Diluted Earnings Per Common Share	$0.282	$0.167

Average Shares of Common Stock Outstanding - Diluted	29,975	29,902

Dividends Declared per Common Share	$0.660	$0.298

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Six Months Ended
	June 30,
	2010	2009

Operating Revenues:
Utility	$257,242	$304,564
Nonutility	223,689	192,095

Total Operating Revenues	480,931	496,659

Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	139,997	192,499
- Nonutility	191,694	163,641
Operations	46,036	44,990
Maintenance	5,602	3,861
Depreciation	16,734	15,289
Energy and Other Taxes	6,821	6,834

Total Operating Expenses	406,884	427,114

Operating Income	74,047	69,545

Other Income and Expense	1,503	344

Interest Charges	(10,630)	(9,005)

Income Before Income Taxes	64,920	60,884

Income Taxes	(22,236)	(23,274)

Equity in Loss of Affiliated Companies	(2,575)	(933)

Income from Continuing Operations	40,109	36,677

Loss from Discontinued Operations - (Net of tax benefit)	(130)	(42)

Net Income	39,979	36,635

Less: Net Income Attributable to Noncontrolling Interest in Subsidiaries	-	(24)

Net Income - Attributable to South Jersey Industries, Inc. Shareholders	$39,979	$36,611

Amounts Attributable to South Jersey Industries, Inc. Shareholders
Income from Continuing Operations	$40,109	$36,653
Loss from Discontinued Operations - (Net of tax benefit)	(130)	(42)

Net Income - Attributable to South Jersey Industries, Inc. Shareholders	$39,979	$36,611

Basic Earnings Per Common Share Attributable to South Jersey Industries, Inc. Shareholders:
Continuing Operations	$1.344	$1.231
Discontinued Operations	(0.005)	(0.001)

Basic Earnings Per Common Share	$1.339	$1.230

Average Shares of Common Stock Outstanding - Basic	29,850	29,774

Diluted Earnings Per Common Share Attributable to South Jersey Industries, Inc. Shareholders:
Continuing Operations	$1.339	$1.227
Discontinued Operations	(0.004)	(0.002)

Diluted Earnings Per Common Share	$1.335	$1.225

Average Shares of Common Stock Outstanding - Diluted	29,944	29,876

Dividends Declared per Common Share	$0.990	$0.595

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	June 30,
	2010	2009

Net Income	$8,440	$4,966

Other Comprehensive (Loss) Income, Net of Tax:*

Unrealized (Loss) Gain on Available-for-Sale Securities	(265)	267
Unrealized (Loss) Gain on Derivatives - Other	(363)	571
Other Comprehensive (Loss) Income of Affiliated Companies	(117)	1,077

Other Comprehensive (Loss) Income - Net of Tax*	(745)	1,915

Comprehensive Income	7,695	6,881

Less: Comprehensive Loss Attributable to Noncontrolling Interest in Subsidiaries	-	42

Comprehensive Income Attributable to South Jersey Industries, Inc.	$7,695	$6,923

	Six Months Ended
	June 30,
	2010	2009

Net Income	$39,979	$36,635

Other Comprehensive (Loss) Income, Net of Tax:*

Unrealized (Loss) Gain on Available-for-Sale Securities	(121)	97
Unrealized (Loss) Gain on Derivatives - Other	(266)	944
Other Comprehensive (Loss) Income of Affiliated Companies	(136)	2,400

Other Comprehensive (Loss) Income - Net of Tax*	(523)	3,441

Comprehensive Income	39,456	40,076

Less: Comprehensive Income Attributable to Noncontrolling Interest in Subsidiaries	-	(24)

Comprehensive Income Attributable to South Jersey Industries, Inc.	$39,456	$40,052

* Determined using a combined statutory tax rate of 41.08%.
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended
	June 30,
	2010	2009

Net Cash Provided by Operating Activities	$103,701	$113,241

Cash Flows from Investing Activities:
Capital Expenditures	(69,102)	(36,447)
Net (Purchase of) Proceeds from Restricted Investments in Margin Account	(6,460)	18,482
Investment in Long-Term Receivables	(1,529)	(2,791)
Proceeds from Long-Term Receivables	1,047	3,341
Purchase of Company Owned Life Insurance	(3,412)	(3,722)
Investment in Affiliate	(2,700)	(2,406)
Advances on Notes Receivable - Affiliate	(36,639)	(7,864)
Repayment of Notes Receivable - Affiliate	2,867	1,100
Other	-	175

Net Cash Used in Investing Activities	(115,928)	(30,132)

Cash Flows from Financing Activities:
Net Repayments of Lines of Credit	(36,950)	(73,950)
Proceeds from Issuance of Long-Term Debt	60,000	-
Principal Repayments of Long-Term Debt	-	(72)
Payments for Issuance of Long-Term Debt	(623)	-
Dividends on Common Stock	(9,858)	(8,864)

Net Cash Provided by (Used in) Financing Activities	12,569	(82,886)

Net Increase in Cash and Cash Equivalents	342	223
Cash and Cash Equivalents at Beginning of Period	3,823	5,775

Cash and Cash Equivalents at End of Period	$4,165	$5,998

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	June 30,	December 31,
	2010	2009

Assets

Property, Plant and Equipment:
Utility Plant, at original cost	$1,331,907	$1,275,792
Accumulated Depreciation	(326,326)	(314,627)
Nonutility Property and Equipment, at cost	119,223	132,119
Accumulated Depreciation	(21,077)	(20,212)

Property, Plant and Equipment - Net	1,103,727	1,073,072

Investments:
Available-for-Sale Securities	5,788	5,958
Restricted	11,675	5,215
Investment in Affiliates	6,842	2,483

Total Investments	24,305	13,656

Current Assets:
Cash and Cash Equivalents	4,165	3,823
Accounts Receivable	164,325	141,109
Unbilled Revenues	16,227	58,598
Provision for Uncollectibles	(6,579)	(6,268)
Notes Receivable - Affiliate	1,245	502
Natural Gas in Storage, average cost	87,833	99,697
Materials and Supplies, average cost	4,340	6,877
Prepaid Taxes	22,382	20,093
Derivatives - Energy Related Assets	33,941	36,512
Other Prepayments and Current Assets	9,158	7,412

Total Current Assets	337,037	368,355

Regulatory and Other Noncurrent Assets:
Regulatory Assets	236,573	240,462
Derivatives - Energy Related Assets	12,786	11,585
Unamortized Debt Issuance Costs	7,094	6,788
Notes Receivables-Affiliates	74,837	30,838
Contract Receivables	12,829	13,544
Other	25,161	23,708

Total Regulatory and Other Noncurrent Assets	369,280	326,925

Total Assets	$1,834,349	$1,782,008

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	June 30,	December 31,
	2010	2009

Capitalization and Liabilities

Equity:
Common Stock	$37,341	$37,245
Premium on Common Stock	255,461	254,503
Treasury Stock (at par)	(180)	(183)
Accumulated Other Comprehensive Loss	(19,992)	(19,469)
Retained Earnings	281,909	271,505

Total South Jersey Industries, Inc. Shareholders' Equity	554,539	543,601

Noncontrolling Interest in Subsidiaries	-	963

Total Equity	554,539	544,564

Long-Term Debt	371,400	312,793

Total Capitalization	925,939	857,357

Current Liabilities:
Notes Payable	159,650	196,600
Current Portion of Long-Term Debt	35,000	35,119
Accounts Payable	111,652	123,921
Customer Deposits and Credit Balances	17,897	14,128
Environmental Remediation Costs	24,746	23,639
Taxes Accrued	9,589	6,518
Derivatives - Energy Related Liabilities	42,830	28,260
Deferred Income Taxes - Net	7,065	19,897
Deferred Contract Revenues	5,387	6,081
Dividends Payable	19,716	-
Interest Accrued	6,356	6,211
Pension and Other Postretirement Benefits	1,109	1,109
Other Current Liabilities	15,193	17,301

Total Current Liabilities	456,190	478,784

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	225,042	215,346
Investment Tax Credits	1,362	1,518
Pension and Other Postretirement Benefits	63,497	69,141
Environmental Remediation Costs	46,610	49,803
Asset Retirement Obligations	23,314	23,229
Derivatives - Energy Related Liabilities	8,967	10,931
Derivatives - Other	9,663	5,823
Regulatory Liabilities	56,324	50,193
Other	17,441	19,883

Total Deferred Credits and Other Noncurrent Liabilities	452,220	445,867

Commitments and Contingencies (Note 12)

Total Capitalization and Liabilities	$1,834,349	$1,782,008

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Marina and the joint venture partner of ACLE and WCLE share the executive board seats and their voting rights equally and equally approve the annual budgets of both entities. Based on the shared control of operations, management concluded as of January 1, 2010 that the Company is no longer the primary beneficiary of ACLE and WCLE as defined by the new accounting guidance. As a result, ACLE and WCLE are no longer accounted for as consolidated subsidiaries. As of June 30, 2010, ACLE and WCLE are reported as equity investments and included in Investment in Affiliates on the condensed consolidated balance sheet. The results of operations of ACLE and WCLE for the three and six months ended June 30, 2010 are included in Equity in Loss of Affiliated Companies on the condensed consolidated statements of income. The adoption of this guidance modified our financial statement presentation, but did not have an impact on our financial statement results.

REVENUE BASED TAXES — SJI collects certain revenue-based energy taxes from customers. Such taxes include New Jersey State Sales Tax, Transitional Energy Facility Assessment (TEFA) and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. TEFA and PUA are included in both utility revenue and cost of sales and totaled $1.1 million and $1.3 million for the three months ended  June 30, 2010 and 2009, respectively, and $4.8 million and $5.3 million for the six months ended June 30, 2010 and 2009, respectively.

CAPITALIZED INTEREST — SJG capitalizes interest on construction at the rate of return on rate base utilized by the New Jersey Board of Public Utilities (BPU) to set rates in its last base rate proceeding. Marina capitalizes interest on construction projects in progress based on the actual cost of borrowed funds. SJG’s amounts are included in Utility Plant and Marina’s amounts are included in Nonutility Property and Equipment on the condensed consolidated balance sheets. Interest Charges are presented net of capitalized interest on the condensed consolidated statements of income. The amount of interest capitalized by SJI for the three and six months ended June 30, 2010 and 2009 was not significant.

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

GAS EXPLORATION AND DEVELOPMENT - The Company capitalizes all costs associated with gas property acquisition, exploration and development activities under the full cost method of accounting. Capitalized costs include costs related to unproved properties, which are not amortized until proved reserves are found or it is determined that the unproved properties are impaired. All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. As of June 30, 2010 and December 31, 2009, $3.5 million related to the acquisition of interests in proved and unproved properties in Pennsylvania is included with Nonutility Property and Equipment on the condensed consolidated balance sheets, respectively.

TREASURY STOCK – SJI uses the par value method of accounting for treasury stock. As of June 30, 2010 and December 31, 2009, SJI held 144,399 and 146,028 shares of treasury stock, respectively. These shares are related to deferred compensation arrangements where the amounts earned are held in the stock of SJI.

INCOME TAXES — Deferred income taxes are provided for all significant temporary differences between the book and taxable basis of assets and liabilities in accordance with FASB ASC Topic 740 - “Income Taxes”.  A valuation allowance is established when it is determined that it is more likely than not that a deferred tax asset will not be realized. Investment tax credits related to renewable energy facilities of the non-regulated entities are recognized on the flow through method.

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

Under the Amended and Restated 1997 Stock-Based Compensation Plan, no more than 2,000,000 shares in the aggregate may be issued to SJI’s officers (Officers), non-employee directors (Directors) and other key employees. The plan will terminate on January 26, 2015, unless terminated earlier by the Board of Directors. No options were granted or outstanding during the six months ended June 30, 2010 and 2009. No stock appreciation rights have been issued under the plan. During the six months ended June 30, 2010 and 2009, SJI granted 52,940 and 41,437 restricted shares to Officers and other key employees, respectively.   These restricted shares vest over a three-year period and are subject to SJI achieving certain market-based performance targets as compared to a peer group average, which can cause the actual amount of shares that ultimately vest to range from between 0% to 150% of the original share units granted. During the six months ended June 30, 2010 and 2009, SJI granted 16,700 and 9,559 restricted shares to Directors, respectively.  Shares issued to Directors vest over a three-year service period but contain no performance conditions. As a result, 100% of the shares granted generally vest.

See Note 1 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2009 for the related accounting policy.

The following table summarizes the nonvested restricted stock awards outstanding at June 30, 2010 and the assumptions used to estimate the fair value of the awards:

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

The following table summarizes the total compensation cost for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Officers & Key Employees	$407	$335	$814	$670
Directors	111	82	222	165
Total Cost	518	417	1,036	835

Capitalized	(50)	(43)	(101)	(85)
Net Expense	$468	$374	$935	$750

As of June 30, 2010, there was $3.5 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 2.1 years.

 The following table summarizes information regarding restricted stock award activity during the six months ended June 30, 2010 excluding accrued dividend equivalents:

	Officers & Other Key Employees	Directors	Weighted Average Fair Value

Nonvested Shares Outstanding, January 1, 2010	80,281	16,394	$36.874
Granted	52,940	16,700	$38.733
Forfeited	(389)	—	$39.350
Nonvested Shares Outstanding, June 30, 2010	132,832	33,094	$37.649

During the six months ended June 30, 2010 and 2009, SJI awarded 59,893 shares, which had vested at December 31, 2009, at a market value of $2.3 million, and 57,976 shares, which had vested at December 31, 2008, at a market value of $2.3 million, respectively. The Company has a policy of issuing new shares to satisfy its obligations under these plans; therefore, there are no cash payment requirements resulting from the normal operation of this plan. However, a change in control could result in such shares becoming nonforefeitable or immediately payable in cash.  At the discretion of the Officers, Directors and other key employees, the receipt of vested shares can be deferred until future periods.  These deferred shares are included in Treasury Stock on the condensed consolidated balance sheets.

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

SJI conducts tests annually to estimate the environmental remediation costs for these properties.

Summarized operating results of the discontinued operations for the three and six months ended June 30, were (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Gain (Loss) before Income Taxes:
Sand Mining	$68	$(28)	$26	$(55)
Fuel Oil	(223)	(7)	(226)	(9)
Income Tax Benefits	54	12	70	22
Loss from Discontinued Operations — Net	$(101)	$(23)	$(130)	$(42)
Earnings Per Common Share from
Discontinued Operations — Net:
Basic	$(0.003)	$(0.001)	$(0.005)	$(0.001)
Diluted	$(0.003)	$(0.001)	$(0.004)	$(0.002)

4.	COMMON STOCK:

The following shares were issued and outstanding at June 30:

2010
Beginning Balance, January 1	29,796,232
New Issues During Period:
Stock-Based Compensation Plan	76,593
Ending Balance, June 30	29,872,825

The par value ($1.25 per share) of stock issued was recorded in Common Stock and the net excess over par value of approximately $0.5 million, was recorded in Premium on Common Stock.

EARNINGS PER COMMON SHARE — Basic EPS is based on the weighted-average number of common shares outstanding.  The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 101,639 and  105,749 for the three months ended June 30, 2010 and 2009, respectively, and 94,052 and 102,083 shares for the six months ended June 30, 2010 and 2009, respectively. These shares relate to SJI’s restricted stock as discussed in Note 2.

DIVIDEND REINVESTMENT PLAN (DRP) —  The Company offers a DRP which allows participating shareholders to purchase shares of SJI common stock by the automatic reinvestment of dividends or optional purchases. During 2010 and 2009, shares of SJI common stock offered by the DRP have been purchased in open market transactions.

5.	FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS - In accordance with the terms of the Marina and certain SJG loan agreements, unused proceeds are required to be escrowed pending approved construction expenditures. As of June 30, 2010 and December 31, 2009, the escrowed proceeds, including interest earned, totaled $1.4 million.

The Company maintains margin accounts with selected counterparties to support its risk management activities. The balances required to be held in these margin accounts increase as the net value of the outstanding energy related contracts with the respective counterparties decrease. As of June 30, 2010 and December 31, 2009, the balances in these accounts totaled $10.3 million and $3.8 million respectively. The carrying amounts of the Restricted Investments approximate their fair values at June 30, 2010 and December 31, 2009.

LONG-TERM RECEIVABLES — SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources.  The terms of these loans call for customers to make monthly payments over a period of up to five years with no interest.  The carrying amounts of such loans were $10.3 million and $10.8 million as of June 30, 2010 and December 31, 2009, respectively. The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Contract Receivables on the condensed consolidated balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of approximately $1.2 million as of both June 30, 2010 and December 31, 2009.  The annual amortization to interest is not material to the Company’s condensed consolidated financial statements.   The carrying amounts of these receivables approximate their fair value at June 30, 2010 and December 31, 2009.

LONG-TERM DEBT – In March 2010, SJG issued $15.0 million aggregate principal amount of its Medium Term Notes in a private placement. These notes bear interest at 4.84%, are secured by a first mortgage lien on substantially all utility plant and are due in 2026. In June, 2010, SJG issued an additional $45.0 million aggregate principal amount of its Medium Term notes in a private placement. These notes bear interest at 4.93%, are secured by a first mortgage lien on substantially all utility plant and are also due in 2026. The estimated fair values of SJI’s long-term debt, including current maturities, as of June 30, 2010 and December 31, 2009, were $484.3 million and $394.5 million, respectively. The carrying amounts as of June 30, 2010 and December 31, 2009, were $406.4 million and $347.9 million, respectively.  We based the estimates on interest rates available to SJI at the end of each period for debt with similar terms and maturities.  The carrying amounts of SJI’s other financial instruments approximate their fair values at June 30, 2010 and December 31, 2009.  No other long term debt was issued by SJI or its subsidiaries in the first six months of 2010 or 2009.

CONCENTRATION OF CREDIT RISK - As of June 30, 2010, approximately 45.3% of the current and noncurrent Derivatives – Energy Related Assets or $21.2 million are with a single retail counterparty. This counterparty has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assigned to SJI in the event of a default by the counterparty.

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

Information about SJI’s operations in different reportable operating segments is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating Revenues:
Gas Utility Operations	$61,344	$64,835	$258,060	$307,948
Wholesale Gas Operations	(4,773)	10,147	49,668	74,015
Retail Gas and Other Operations	25,781	23,119	61,615	61,159
Retail Electric Operations	58,868	26,194	90,818	34,462
On-Site Energy Production	9,180	8,687	18,530	18,700
Appliance Service Operations	4,580	4,228	9,292	9,231
Corporate & Services	5,508	5,261	10,911	10,161
Subtotal	160,488	142,471	498,894	515,676
Intersegment Sales	(8,840)	(7,988)	(17,963)	(19,017)
Total Operating Revenues	$151,648	$134,483	$480,931	$496,659

Operating Income (Loss):
Gas Utility Operations	$9,224	$8,923	$57,015	$55,289
Wholesale Gas Operations	(9,645)	8,341	10,649	18,741
Retail Gas and Other Operations	(60)	(746)	646	(85)
Retail Electric Operations	14,233	(8,068)	2,430	(9,688)
On-Site Energy Production	1,445	1,883	2,555	3,942
Appliance Service Operations	(260)	(89)	2	615
Corporate and Services	481	528	750	731
Total Operating Income	$15,418	$10,772	$74,047	$69,545

Depreciation and Amortization:
Gas Utility Operations	$9,740	$8,361	$19,225	$16,814
Wholesale Gas Operations	65	77	137	(10)
Retail Gas and Other Operations	9	5	18	10
Appliance Services Operations	87	72	176	143
On-Site Energy Production	979	931	1,956	1,814
Corporate and Services	208	125	338	243
Total Depreciation and Amortization	$11,088	$9,571	$21,850	$19,014

Interest Charges:
Gas Utility Operations	$4,163	$4,152	$8,178	$8,249
Wholesale Gas Operations	15	62	27	262
Retail Gas and Other Operations	35	-	57	-
On-Site Energy Production	1,402	(179)	2,402	346
Corporate and Services	260	177	317	439
Subtotal	5,875	4,212	10,981	9,296
Intersegment Borrowings	(211)	(100)	(351)	(291)
Total Interest Charges	$5,664	$4,112	$10,630	$9,005

Income Taxes:
Gas Utility Operations	$2,125	$2,102	$20,264	$19,717
Wholesale Gas Operations	(3,828)	3,510	4,649	7,833
Retail Gas and Other Operations	120	(299)	490	(21)
Retail Electric Operations	5,847	(3,314)	998	(3,980)
On-Site Energy Production	(3,815)	1,074	(4,355)	(691)
Appliance Service Operations	(102)	(30)	12	266
Corporate and Services	(82)	13	178	150
Total Income Taxes	$265	$3,056	$22,236	$23,274

Property Additions:
Gas Utility Operations	$26,802	$18,799	$58,533	$33,621
Wholesale Gas Operations	-	3	6	6
Retail Gas and Other Operations	6	9	14	14
Appliance Service Operations	63	44	74	369
On-Site Energy Production	1,929	94	2,164	1,358
Corporate and Services	296	104	501	165
Total Property Additions	$29,096	$19,053	$61,292	$35,533

	June 30, 2010	December 31, 2009
Identifiable Assets:
Gas Utility Operations	$1,385,998	$1,357,062
Wholesale Gas Operations	197,324	194,989
Retail Gas and Other Operations	20,288	35,506
Retail Electric Operations	28,952	13,433
On-Site Energy Production	134,978	135,288
Appliance Service Operations	17,252	18,832
Discontinued Operations	919	1,215
Corporate and Services	64,128	56,543
Subtotal	1,849,839	1,812,868
Intersegment Assets	(15,490)	(30,860)
Total Identifiable Assets	$1,834,349	$1,782,008

7.	RATES AND REGULATORY ACTIONS:

In November 2009, SJG filed its annual CIRT petition seeking an increase in revenue of $9.9 million over 2009.  The CIRT rate increase was provisionally approved by the BPU effective January 1, 2010.  On January 15, 2010, SJG filed a petition for an increase in the Company’s base rates.  As of SJG’s last base rate case, and through December 31, 2010, it is expected that $465.2 million will be invested in utility plant in service.  The filing requested incremental revenue of $35.9 million, or a 7.1% increase.  In addition, the petition seeks approval for a new tracker mechanism, the Reliability Tracker. This petition is still pending. The base rate petition also seeks various other modifications to SJG’s tariff.  In May 2010, SJG filed its BGSS petition with the BPU requesting a 10.6% reduction in rates to be effective October 1, 2010.  Also in May, SJG filed its Conservation Incentive Program (CIP) petition with the BPU requesting a 0.3% increase in rates to be effective October 1, 2010. In July 2010, SJG filed its Energy Efficiency Tracker petition requesting a 0.4% increase.  These matters are still pending. There have been no other significant regulatory actions or changes to SJG’s rate structure since December 31, 2009. See Note 9 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2009.

8.	REGULATORY ASSETS & REGULATORY LIABILITIES:

There have been no significant changes to the nature of the Company’s regulatory assets and liabilities since December 31, 2009 which are described in Note 10 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2009.

Regulatory Assets consisted of the following items (in thousands):

	June 30, 2010	December 31, 2009
Environmental Remediation Costs:
Expended - Net	$40,515	$42,924
Liability for Future Expenditures	67,065	69,056
Income Taxes-Flowthrough Depreciation	1,262	1,752
Deferred Asset Retirement Obligation Costs	22,691	22,438
Deferred Gas Costs - Net	-	6,519
Deferred Pension and Other Postretirement Benefit Costs	70,143	71,192
Conservation Incentive Program Receivable	20,101	16,672
Societal Benefit Costs Receivable	2,833	1,872
Premium for Early Retirement of Debt	965	1,046
Other Regulatory Assets	10,998	6,991

Total Regulatory Assets	$236,573	$240,462

Regulatory Liabilities consisted of the following items (in thousands):

	June 30, 2010	December 31, 2009
Excess Plant Removal Costs	$48,666	$48,715
Deferred Gas Costs and Revenues - Net	2,940	-
Other Regulatory Liabilities	4,718	1,478

Total Regulatory Liabilities	$56,324	$50,193

DEFERRED GAS COSTS – NET – Over/under collections of gas costs are monitored through SJG’s Basic Gas Supply Service Clause (BGSS) mechanism.  Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability.  Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval.  The BGSS decreased from a $6.5 million regulatory asset at December 31, 2009 to a $2.9 million regulatory liability at June 30, 2010 primarily as a result of gas costs recovered from customers exceeding the actual cost of the commodity incurred during the first half of 2010 as a result of natural gas prices remaining at very low levels.  This was partially offset by a change in the fair value of energy related derivatives resulting primarily from a decrease in the average future NYMEX prices which offset $4.6 million of the decrease.

9.	PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three and six months ended June 30, 2010 and 2009, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Service Cost	$854	$735	$1,713	$1,613
Interest Cost	2,338	2,182	4,599	4,347
Expected Return on Plan Assets	(2,258)	(1,864)	(4,201)	(3,777)
Amortizations:
Prior Service Cost	78	69	140	139
Actuarial Loss	999	1,335	2,375	2,702
Net Periodic Benefit Cost	2,011	2,457	4,626	5,024
Capitalized Benefit Costs	(766)	(907)	(1,754)	(1,899)
Total Net Periodic Benefit Expense	$1,245	$1,550	$2,872	$3,125

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Service Cost	$221	$268	$460	$536
Interest Cost	813	763	1,634	1,526
Expected Return on Plan Assets	(564)	(388)	(969)	(776)
Amortizations:
Prior Service Credits	(89)	(88)	(177)	(176)
Actuarial Loss	291	453	747	906
Net Periodic Benefit Cost	672	1,008	1,695	2,016
Capitalized Benefit Costs	(240)	(388)	(659)	(776)
Total Net Periodic Benefit Expense	$432	$620	$1,036	$1,240

Capitalized benefit costs reflected in the table above relate to SJG’s construction program.

During May 2010 and 2009, SJI contributed $8.0 million and $10.4 million to its pension plans, respectively.  No additional contributions are anticipated for the remainder of the year.

 See Note 11 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2009, for additional information related to SJI’s pension and other postretirement benefits.

10.	RETAINED EARNINGS:

SJG is restricted as to the amount of cash dividends or other distributions that may be paid on its common stock by an order issued by the BPU in July 2004 that granted SJG an increase in base rates. Per the order, SJG is required to maintain total common equity of no less than $289.2 million. SJG’s total common equity balance was $455.5 million at June 30, 2010.

Various loan agreements also contain potential restrictions regarding the amount of cash dividends or other distributions that SJG may pay on its common stock. As of June 30, 2010, these loan restrictions did not affect the amount that may be distributed from either SJG’s or SJI’s retained earnings.

11.	UNUSED LINES OF CREDIT:

Credit facilities and available liquidity as of June 30, 2010 were as follows (in thousands):

Company	Total Facility	Usage	Available Liquidity	Expiration Date

SJG:

Revolving Credit Facility	$100,000	$55,500	$44,500	August 2011
Line of Credit	40,000	—	40,000	December 2010 (A)
Uncommitted Bank Lines	55,000	—	55,000	Various

Total SJG	195,000	55,500	139,500

SJI:

Revolving Credit Facility	$200,000	$185,225	$14,775	August 2011 (B)
Uncommitted Bank Lines	30,000	9,000	21,000	Various

Total SJI	230,000	194,225	35,775

Total	$425,000	$249,725	$175,275

(A)	The Company anticipates extending this line of credit during the third quarter of 2010.
(B)	Includes letters of credit outstanding in the amount of $90.1 million.

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary the SJI facilities can also be used to support SJG’s liquidity needs. All committed facilities contain one financial covenant regarding the ratio of total debt to total capitalization, measured on a quarterly basis. SJI and SJG were in compliance with this covenant as of June 30, 2010. Borrowings under these credit facilities are at market rates. The weighted average borrowing cost, which changes daily, was 0.73% and 0.87% at June 30, 2010 and 2009, respectively.

12.	COMMITMENTS AND CONTINGENCIES:

GUARANTEES —   The Company has recorded a liability of $4.3 million which is included in Other Current Liabilities and Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the condensed consolidated balance sheets as of June 30, 2010 for the fair value of the following guarantees:

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

The district energy system and central energy center are being financed by LVE with debt that is non-recourse to SJI. The outstanding balance of LVE’s bank debt is approximately $214.4 million as of June 30, 2010.  In September 2009, LVE reached an agreement with the banks that are financing the energy facilities to address defaults under the financing agreements. These LVE defaults were caused by the resort developer’s construction delay and the termination of an energy services agreement by a hotel operator associated with the project. As a result of these defaults, the banks had previously stopped funding the project. The terms of the new agreement require SJI and its partner in this joint venture to guaranty the payment of future interest costs by LVE through, at the latest, December 2010. SJI and its partner in this joint venture have each provided the banks with a $2.0 million irrevocable letter of credit from a bank to support this guaranty. The maximum amount of remaining LVE interest costs to be paid by SJI under this guaranty if payments are required, and SJI was the only guarantor, would be approximately $4.9 million. In addition, SJI and its partner in this joint venture each committed to provide approximately $8.9 million of additional capital as of September 2009 to cover costs related to the termination of the energy services agreement by a hotel operator and interest costs incurred since August 2008 when the resort developer suspended construction. Of this amount, $6.7 million was in the form of an irrevocable letter of credit from a bank and the remaining $2.2 million was provided in cash in 2009. These funds are in addition to the $30.4 million capital contribution obligation discussed below. In turn, the banks waived all existing defaults under the financing agreements and were relieved of their commitment to provide additional funding.  As a result of the construction delay, the district energy system and central energy center will not be completed by the fourth quarter of 2010 as originally expected and, consequently, the full amount of LVE’s debt could become due and payable in December 2010. LVE is currently in discussions with the resort developer and the banks that are financing the energy facilities to address the issues raised by the delay. LVE intends to seek additional financing to complete the facility once construction of the resort resumes. The Energy Sales Agreement between LVE and the resort developer includes a payment obligation by the resort developer of certain fixed payments to be made to LVE beginning in the fourth quarter of 2010. A portion of this payment obligation is guaranteed by the parent of the resort developer.  As of June 30, 2010, the Company had a net liability of approximately $11.6 million included in Other Current Liabilities and Other Noncurrent Liabilities on the condensed consolidated balance sheets related to this project, in addition to unsecured Notes Receivable – Affiliate of approximately $18.4 million due from LVE. As of June 30, 2010, SJI’s capital at risk is limited to its equity contributions, contribution obligations and the unsecured notes receivable totaling approximately $58.0 million. During the first six months of 2010, SJI and its partner in this joint venture each provided support to LVE of approximately $4.1 million to cover project related costs.

As a result of the construction delay, management has evaluated the investment in LVE and concluded that the fair value of this investment continues to be in excess of the carrying value as of June 30, 2010.

SJI issued a performance guaranty for up to $180.0 million to the resort developer to ensure that certain construction milestones relating to the development of the thermal facility are met. As a result of achieving certain milestones, the guaranty was reduced to $94.0 million as of June 30, 2010. Concurrently, SJI is the beneficiary of a surety bond purchased by the project’s general contractor that provides security to SJI in the event of missed construction milestones. LVE has proposed a revised milestone schedule due to delays announced by the resort developer. In addition, SJI has guaranteed the obligations of LVE under certain insurance policies during the construction period.  The maximum amount that SJI could be obligated for, in the event that LVE does not have sufficient resources to make deductible payments on future claims under these insurance policies, is approximately $6.0 million.  SJI has also guaranteed certain performance obligations of LVE under the operating agreements between LVE and the resort developer, up to $20.0 million each year for the term of the agreement, commencing with the first year of operations.  SJI and its partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees.

SJI has guaranteed certain obligations of BC Landfill Energy, LLC (BCLE), an unconsolidated joint venture in which Marina has a 50% equity interest, and WC Landfill Energy, LLC (WCLE) an unconsolidated joint venture in which Marina has a 51% equity interest. BCLE and WCLE have entered into agreements ranging from 15-20 years with the respective county governments to lease and operate facilities that will produce electricity from landfill methane gas. Although unlikely, the maximum amount that SJI could be obligated for, in the event that BCLE and WCLE do not meet minimum specified levels of operating performance and no mitigating action is taken, or are unable to meet certain financial obligations as they become due, is approximately $4.2 million each year.  SJI and its partner in these joint ventures have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees.  SJI holds variable interests in BCLE and WCLE but is not the primary beneficiary.

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

As of June 30, 2010, SJI had issued approximately $5.0 million of parental guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable our subsidiary to market retail natural gas.

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

COLLECTIVE BARGAINING AGREEMENTS — Unionized personnel represent approximately 54% of our workforce at June 30, 2010. The Company has collective bargaining agreements with two unions that represent these employees: the International Brotherhood of Electrical Workers (“IBEW”) Local 1293 and the International Association of Machinists and Aerospace Workers (“IAM”) Local 76.  SJG and SJESP employees represented by the IBEW operate under a collective bargaining agreement that runs through February 2013. The remaining unionized employees represented by the IAM operate under a collective bargaining agreement that expires in August 2014.

STANDBY LETTERS OF CREDIT — As of June 30, 2010, SJI provided $90.1 million of standby letters of credit through SJI’s revolving credit facility and uncommitted bank lines. Letters of credit in the amount of $62.3 million support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance Marina’s initial thermal plant project and $8.7 million was posted to support SJI’s guaranty of LVE discussed above. The additional outstanding letters of credit total $19.1 million, and were posted to enable SJE to market retail electricity and for various construction activities. The Company also provided two additional letters of credit under separate facilities outside of the revolving credit facility. Those letters of credit consist of a $25.2 million letter of credit provided by SJG to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG’s natural gas distribution system; and a $30.7 million letter of credit provided by Marina to support a capital contribution obligation as discussed above. These letters of credit expire in August 2010 and November 2010, respectively.  We anticipate extending these letters of credit during the third and fourth quarters of 2010, respectively.

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

Certain SJI subsidiaries are involved in buying, selling, transporting and storing natural gas and buying and selling retail electricity for their own accounts as well as managing these activities for third parties. These subsidiaries are subject to market risk on expected future purchases and sales due to commodity price fluctuations. As of June 30, 2010, the Company had outstanding derivative contracts intended to limit the exposure to market risk on 23.8MMdts of expected future purchases of natural gas, 23.0MMdts of expected future sales of natural gas, 2.8MMmwh of expected future purchases of electricity and 0.1 MMmwh of expected future sales of electricity. These derivative instruments include forward contracts, futures contracts, swap agreements and options contracts.

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

The fair values of all derivative instruments, as reflected in the condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009, are as follows (in thousands):

Derivatives not designated as hedging instruments under GAAP	June 30, 2010		December 31, 2009
	Assets	Liabilities	Assets	Liabilities

Energy related commodity contracts:
Derivatives – Energy Related – Current	$33,941	$42,830	$36,512	$28,260
Derivatives – Energy Related – Non-Current	12,786	8,967	11,585	10,931
Interest rate contracts:
Derivatives - Other	—	7,010	—	3,704
Total derivatives not designated as hedging instruments under GAAP	46,727	58,807	48,097	42,895

Derivatives designated as hedging instruments under GAAP

Interest rate contracts:
Derivatives - Other	—	2,653	—	2,119
Total derivatives designated as hedging instruments under GAAP	—	2,653	—	2,119

Total Derivatives	$46,727	$61,460	$48,097	$45,014

The effect of derivative instruments on the condensed consolidated statements of income for the three and six months ended  June 30, 2010, and 2009 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
Derivatives in Cash Flow Hedging Relationships	2010	2009	2010	2009

Interest Rate Contracts:
(Losses) gains recognized in OCI on effective portion	$(387)	$537	$(314)	$904
Losses reclassified from accumulated OCI into income (a)	$(235)	$(196)	$(468)	$(380)
Gains or (losses) recognized in income on ineffective portion (a)	—	—	—	—

(a) Included in Interest Charges

	Three months ended June 30,		Six months ended June 30,
Derivatives Not Designated as Hedging Instruments under GAAP	2010	2009	2010	2009

Gains (losses) on energy related commodity contracts (a)	$4,207	$2,719	$(17,917)	$(13,560)
(Losses) gains on interest rate contracts (b)	(600)	952	(838)	1,155

Total	$3,607	$3,671	$(18,755)	$(12,405)

(a) Included in Operating Revenues - Non Utility
(b) Included in Interest Charges

Net realized losses associated with SJG’s energy related financial commodity contracts of $8.2 million and $12.6 million for the three months ended June 30, 2010 and 2009, respectively, and $12.3 million and $29.5 million for the six months ended June 30, 2010 and 2009, respectively, are not included in the above table. These contracts are part of SJG’s regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to, and recoverable through, regulatory riders, any changes in the value of SJG’s energy related financial commodity contracts are deferred in Regulatory Assets or Liabilities and there is no impact to earnings. As of June 30, 2010 and December 31, 2009, SJG had $13.7 million and $9.2 million of unrealized losses, respectively, included in its BGSS related to open financial contracts.

Certain of the Company’s derivative instruments contain provisions that require immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions in the event of a material adverse change in the credit standing of the Company. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on June 30, 2010, is $29.5 million.   If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2010, the Company would have been required to settle the instruments immediately or post collateral to its counterparties of approximately $27.7 million after offsetting asset positions with the same counterparties under master netting arrangements.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category as of June 30, 2010 is as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$5,788	$5,788	$—	$—
Derivatives – Energy Related Assets (B)	46,727	24,168	18,396	4,163
	$52,515	$29,956	$18,396	$4,163

Liabilities

Derivatives – Energy Related Liabilities (B)	$51,797	$23,014	$13,225	$15,558
Derivatives – Other (C)	9,663	—	9,663	—
	$61,460	$23,014	$22,888	$15,558

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

The changes in fair value measurements of Derivatives – Energy Related Assets and Liabilities for the three and six months ended  June 30, 2010, using significant unobservable inputs (Level 3), are as follows (in thousands):

	Three Months	Six Months
Balance at beginning of period	$(24,836)	$(10,299)
Total gains and losses (realized/unrealized) included in earnings	11,039	(5,431)
Transfers in and/or out of Level 3, net	-	-
Settlements	2,402	4,335

Balance at June 30, 2010	$(11,395)	$(11,395)

Total losses for 2010 included in earnings that are attributable to the change in unrealized losses relating to those assets and liabilities still held as of June 30, 2010, is $5.4 million.  These losses are included in Operating Revenues-Nonutility on the condensed consolidated statements of income.

15.	AVAILABLE–FOR–SALE SECURITIES:

The Company's portfolio of investments consists of five highly diversified funds which are not used for working capital purposes. These funds are in an unrealized loss position as of June 30, 2010. Due to the nature of the underlying securities, these funds as a whole are susceptible to changes in the economy and have been adversely affected by the economic slowdown, particularly during the fourth quarter of 2008 when certain investments became impaired. The Company has evaluated the near-term prospects of the overall funds in relation to the severity and duration of the impairment. Based on that evaluation, the Company recorded an insignificant impairment loss during the fourth quarter of 2008. The Company does not intend to sell the remaining funds, and it is more likely than not that it will not have to sell the remaining funds before recovery of its’ cost basis. The Company does not consider these remaining investments to be other-than-temporarily impaired at June 30, 2010.

The following table shows the gross unrealized losses and fair value of the Company's Available-for-Sale Securities with unrealized losses that are not deemed to be other-than-temporarily impaired (in thousands), aggregated by length of time that the individual funds have been in a continuous unrealized loss position at June 30, 2010.

	Less than 12 Months		Greater Than 12 Months		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable Equity Securities	$-	$-	$2,751	$810	$2,751	$810

As of June 30, 2010 and December 31, 2009, the total losses for securities with net losses included in Accumulated Other Comprehensive Loss was $0.5 million and $0.3 million, respectively.  As of June 30, 2010 and December 31, 2009, securities with net gains included in Accumulated Other Comprehensive Loss was $0.2 million and $0.1 million, respectively.

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

Net Income attributable to SJI for the three months ended June 30, 2010 increased $3.4 million, or 68.5% to $8.4 million compared to the three months ended June 30, 2009 primarily as a result of the following:

•
The income contribution from SJE for the three months ended June 30, 2010 increased $13.8 million to $8.6 million due to the change in unrealized gains and losses on derivatives used to mitigate price risk on electric as discussed under Operating Revenues – Nonutility below.

•
The income contribution from SJRG for the three months ended June 30, 2010 decreased $10.5 million to a net loss of $5.5 million due to the change in unrealized gains and losses on derivatives used by SJRG to mitigate natural gas commodity price risk, as discussed above.

•
The decrease in the effective tax rate in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 due to the impact of the investment tax credit available on renewable energy facilities at Marina.

Net Income attributable to SJI for the six months ended June 30, 2010 increased $3.3 million, or 9.1% to $40.0 million compared to the six months ended June 30, 2009 primarily as a result of the following:

•
The income contribution from SJE for the six months ended June 30, 2010 increased $7.9 million to $2.1 million due to the change in unrealized gains and losses on derivatives used to mitigate price risk on electric as discussed under Operating Revenues – Nonutility below.

•
The income contribution from SJRG for the six months ended June 30, 2010 decreased $4.6 million to $6.6 million due to the change in unrealized gains and losses on derivatives used by SJRG to mitigate natural gas commodity price risk, as discussed above.

•
The decrease in the effective tax rate in the six months ended June 30, 2010 compared to the six months ended June 30, 2009 due to the impact of the investment tax credit available on renewable energy facilities at Marina.

These changes are also discussed in more detail below.

The following tables summarize the composition of selected SJG data for the three and six months ended  June 30 (in thousands, except for degree day data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Utility Throughput – dth:
Firm Sales -
Residential	2,309	2,847	13,740	14,364
Commercial	634	769	3,328	3,646
Industrial	24	56	172	205
Cogeneration & Electric Generation	356	88	400	102
Firm Transportation -
Residential	207	264	1,189	1,271
Commercial	809	914	3,450	3,485
Industrial	3,254	2,917	6,343	5,969
Cogeneration & Electric Generation	803	286	2,996	719

Total Firm Throughput	8,396	8,141	31,618	29,761

Interruptible Sales	40	2	43	4
Interruptible Transportation	268	572	854	1,208
Off-System	1,921	1,071	3,037	3,765
Capacity Release	9,203	8,964	19,392	17,463

Total Throughput - Utility	19,828	18,750	54,944	52,201

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Utility Operating Revenues:
Firm Sales -
Residential	$31,845	$40,645	$169,360	$209,283
Commercial	6,862	8,008	36,485	44,534
Industrial	206	517	2,001	2,328
Cogeneration & Electric Generation	2,273	772	2,684	1,045
Firm Transportation -
Residential	1,502	1,628	5,956	6,323
Commercial	3,244	3,072	11,843	10,986
Industrial	4,675	3,616	8,651	7,203
Cogeneration & Electric Generation	709	334	2,718	793

Total Firm Revenues	51,316	58,592	239,698	282,495

Interruptible Sales	590	55	638	95
Interruptible Transportation	291	529	898	1,086
Off-System	8,622	4,348	15,546	21,250
Capacity Release	212	983	730	2,423
Other	313	328	550	599
	61,344	64,835	258,060	307,948
Less: Intercompany Sales	(159)	(380)	(818)	(3,384)
Total Utility Operating Revenues	61,185	64,455	257,242	304,564
Less:
Cost of Sales	23,782	29,526	139,998	192,499
Conservation Recoveries*	1,254	2,124	4,373	5,389
RAC Recoveries*	1,740	1,208	3,481	2,417
EET Recoveries*	359	-	538	-
Revenue Taxes	1,094	1,270	4,846	5,341
Utility Margin	$32,956	$30,327	$104,006	$98,918

Margin:
Residential	$14,783	$16,548	$60,083	$62,138
Commercial and Industrial	6,764	7,025	21,722	22,454
Cogeneration and Electric Generation	679	535	1,388	875
Interruptible	76	42	114	88
Off-system & Capacity Release	68	198	377	900
Other Revenues	755	945	991	1,215
Margin Before Weather Normalization & Decoupling	23,125	25,293	84,675	87,670
CIRT Mechanism	2,538	375	4,562	375
CIP Mechanism	7,250	4,659	14,692	10,873
EET Mechanism	43	-	77	-
Utility Margin	$32,956	$30,327	$104,006	$98,918

Degree Days:	346	481	2,779	2,999

*Represents expenses for which there is a corresponding credit in operating revenues.  Therefore, such recoveries have no impact on our financial results.

Throughput -   Total gas throughput increased 1.1 MMdts, or 5.7%, for the three months ended June 30, 2010, compared with the same period in 2009.  The majority of the increase is attributable to higher Off-System sales (OSS), which increased by 0.9 MMdts during the second quarter of 2010, as reflected in the table above.  OSS are sales of gas for resale off the interstate pipelines as opposed to sales within our utility service territory.  This increase was made possible by additional volume made available to OSS as SJG delayed inventory injections originally planned during the quarter.  In addition, warmer weather during the period resulted in higher cogeneration and electric generation sales and transportation throughput increased as a result of the warmer weather.  As June 2010 was the warmest June on record, higher electric consumption for air conditioning drove the demand for greater natural gas consumption by the region’s electric utility. Firm throughput in nearly all other categories fell slightly as a result of the warmer weather despite adding approximately 4,000 customers over the twelve month period ended June 30, 2010.

Total gas throughput increased 2.7 MMdts, or 5.3%, for the six months ended June 30, 2010, compared with the same period in 2009.  The majority of the increase is attributable to higher capacity release, which increased by 1.9 MMdts during 2010, as reflected in the table above.  Higher capacity release throughput was the result of increased efforts to market the excess capacity made available during the first quarter of 2010 when the weather was 3.4% warmer than the same period in 2009. In addition, cogeneration and electric generation sales and transportation throughput increased on a year-to-date basis.  As June 2010 was the warmest June on record, higher electric consumption for air conditioning drove the demand for greater natural gas consumption by the region’s electric utility.  In the cogeneration market, a significant increase in transportation throughput was realized as a single customer increased its contract significantly during the winter season to shift supply from its pipeline supplier to SJG.

Conservation Incentive Program (CIP) - The effects of the CIP on SJG’s net income for the three and six months ended June 30, 2010 and 2009 and the associated weather comparisons were as follows ($’s in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net Income Benefit:
CIP – Weather Related	$1.9	$0.8	$2.3	$(0.1)
CIP – Usage Related	2.4	1.9	6.4	6.5
Total Net Income Benefit	$4.3	$2.7	$8.7	$6.4

Weather Compared to 20-Year Average	37.0% warmer	12.4% warmer	6.7% warmer	0.7% colder
Weather Compared to Prior Year	28.1% warmer	2.1% colder	7.3% warmer	9.7% colder

Operating Revenues  - Utility -    Revenues decreased $3.3 million during the three months ended June 30, 2010 compared with the same period in the prior year.  Firm revenues decreased $7.3 million, or 12.4%, primarily as a result of a lower Basic Gas Supply Service (BGSS) rate in effect during 2010.  The BGSS rate had been reduced 21% in October 2009 to address lower natural gas costs experienced in 2009 and forecasted through 2010.  While changes in gas costs and BGSS recoveries may fluctuate from period to period, SJG does not profit from the sale of the commodity.  Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on Company profitability, as further discussed under “Margin.” This was partially offset by a $4.3 million increase in OSS during the second quarter of 2010 versus the second quarter of 2009.  As previously discussed under “Throughput,” this increase was made possible by additional volume made available to OSS as SJG delayed inventory injections originally planned during the quarter.  As reflected in the Margin table above, the impact of the higher OSS did not have a material impact on the earnings of the Company, as SJG is required to share 85% of the profits of such activity with the ratepayers.

Revenues decreased $47.3 million during the six months ended June 30, 2010 compared with the same period in the prior year.  Firm revenues decreased $42.8 million, or 15.1%, primarily as a result of a lower BGSS rate in effect during 2010. As discussed above, such changes in gas costs and BGSS recoveries have no impact on Company profitability. There was also a $5.7 million decrease in OSS during the first six months of 2010 versus 2009.  This decrease was primarily related to a reduction in SJG’s portfolio of assets available for such activities under the provisions of the CIP, as discussed under “Rates and Regulation” in Item 7 of SJG’s Form 10-K for the year ended December 31, 2009.  As reflected in the Margin table above, the impact of lower OSS did not have a material impact on the earnings of the Company, as SJG is required to share 85% of the profits of such activity with the ratepayers.

Operating Revenues — Nonutility -  Combined revenues for SJI’s nonutility businesses, net of intercompany transactions, increased by $20.4 million and $31.6 million, or 29.2% and 16.4%, in the three and six months ended June 30, 2010, respectively, compared with the same periods in 2009.

SJE’s revenues from retail gas, net of intercompany transactions, increased by $1.9 million, or 8.2%, in the three months ended June 30, 2010, compared with the same period in 2009 due mainly to an increase in sales volumes due to commercial and large volume customer acquisitions and a 20.0% increase in the average monthly NYMEX settle price for the comparative periods.  SJE’s revenues from retail gas, net of intercompany transactions, decreased by $0.3 million, or 0.4%, in the six months ended June 30, 2010, compared with the same period in 2009 due mainly to a decrease in the per unit sale of producer gas that was essentially offset by an  increase in sales volumes and a 13.2% increase in the average monthly NYMEX settle price for the comparative periods.  As of June 30, SJE was serving the following number of retail gas customers:

	2010	2009
Residential	7,983	9,508
Commercial & Large Volume	1,557	1,450

Sales volumes for the comparative periods were as follows (in decatherms):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Residential	73,033	111,235	431,735	544,493
Commercial & Large Volume	4,301,305	3,762,980	8,934,692	7,779,813

SJE’s revenues from retail electricity, net of intercompany transactions, increased $31.9 million and $55.5 million, or 131.7% and 183.7%, for the three and six months ended June 30, 2010 respectively, compared with the same periods in 2009. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $22.9 million and $11.2 million, revenues increased $9.0 million and $44.3 million, or 26.6% and 106.0% for the three and six months ended June 30, 2010, respectively.  A summary of SJE’s revenues from retail electricity is as follows (in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
SJE Retail Electric Revenue	$56.1	$24.2	$31.9	$85.7	$30.2	$55.5
Add: Unrealized Losses (Subtract: Unrealized Gains)	(13.3)	9.6	(22.9)	0.4	11.6	(11.2)
SJE Retail Electric Revenue, Excluding Unrealized Losses (Gains)	$42.8	$33.8	$9.0	$86.1	$41.8	$44.3

This increase was mainly due to the impact of SJE being the successful bidder on a contract to supply retail electricity to over 400 school districts located throughout the state of New Jersey that began in late April 2009. SJE uses forward financial contracts to mitigate commodity price risk on fixed price electric contracts. In accordance with GAAP, the forward financial contracts are recorded at fair value, with changes in fair value recorded in earnings in the period of change. The related customer contracts are not considered derivatives and therefore are not recorded in earnings until the electric is delivered. As a result, earnings are subject to volatility as the market price of the forward financial contracts change, even when the underlying hedged value of the customer contract is unchanged. Over time, gains or losses on the sale of the fixed price electric under contract will be offset by losses or gains on the forward financial contracts, resulting in the realization of the profit margin expected when the transactions were initiated.  Excluding the school bid, essentially all of SJE’s retail electric customer contracts are market-priced.

SJRG’s revenues, net of intercompany transactions, decreased $14.9 million and $24.3 million, for the three and six months ended June 30, 2010, respectively, compared with the same periods in 2009. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts of $21.5 million and $15.7 million, respectively, due to price volatility, SJRG’s revenues increased $6.6 million and decreased $8.6 million for the three and six months ended June 30, 2010, respectively. A summary of SJRG’s revenue for the three and six months ended June 30 is as follows (in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
SJRG Revenue	$(4.8)	$10.1	$(14.9)	$49.5	$73.8	$(24.3)
Add: Unrealized Losses (Subtract: Unrealized Gains)	9.0	(12.5)	21.5	17.4	1.7	15.7
SJRG Revenue, Excluding Unrealized Losses (Gains)	$4.2	$(2.4)	$6.6	$66.9	$75.5	$(8.6)

Although there was a 7.8% increase in storage volumes sold, the average cost per decatherm sold was 37.4% lower for the six months ended June 30, 2010, compared with the same period in 2009. As discussed in Note 1 to the Consolidated Financial Statements in Item 8 of SJI’s Report on Form 10-K as of December 31, 2009, revenues and expenses related to the energy trading activities of SJRG are presented on a net basis in Operating Revenues – Nonutility.

Revenues for Marina increased $0.5 million or 5.7% in the three months ended June 30, 2010, and decreased $0.2 million or 0.9% in the six months ended June 30, 2010, compared with the same periods in the prior year. Revenues increased as a result of two new projects that came on line in the latter stages of 2009 and higher chilled water demand at The Borgata, driven by improved occupancy rates and significantly warmer temperatures in June 2010 compared with June 2009. The impact of these factors was offset by the deconsolidation of ACLE and WCLE as discussed in Note 1 to the condensed consolidated financial statements.

 Revenues for SJESP increased $0.4 million, or 8.3%, in the three months ended June 30, 2010, compared with the same period in 2009 and essentially unchanged for the six month comparative period. The increase was due mainly to additional installation jobs fueled by the availability of state stimulus incentives which was partially offset by revenues from a large commercial installation job recorded in 2009.

Margin – Utility — SJG’s margin is defined as natural gas revenues less natural gas costs; volumetric and revenue based energy taxes; and regulatory rider expenses. SJG believes that margin provides a more meaningful basis for evaluating utility operations than revenues since natural gas costs, energy taxes and regulatory rider expenses are passed through to customers, and therefore, they have no effect on margin. Natural gas costs are charged to operating expenses on the basis of therm sales at the prices approved by the New Jersey Board of Public Utilities through SJG’s BGSS tariff.

Total margin increased $2.6 million, or 8.7%, for the three months ended June 30, 2010, compared with the same period in 2009 due to customer additions, as noted above, and profits earned through the Company’s Capital Investment Recovery Tracker (CIRT).   The CIRT was approved by the BPU in April 2009 and allows the Company to accelerate certain capital spending and also earn a return of, and a return on, investment at the time the investment is made. The CIRT added $2.5 million of pre-tax margin in the second quarter of 2010, compared with $0.4 million in the same period of 2009.

The CIP protected $7.3 million of pre-tax margin in the second quarter of 2010 that would have been lost due to lower customer usage, compared with $4.7 million in the same period last year.  Of these amounts, $3.2 million and $1.4 million were related to weather variations and $4.1 million and $3.3 million were related to other customer usage variations in 2010 and 2009, respectively.

Total margin increased $5.1 million, or 5.1% for the six months ended June 30, 2010 compared with the same period in 2009 primarily due to customer additions and profits earned through the Company’s CIRT, as noted above.  The CIRT added $4.6 million of pre-tax margin in the first half of 2010, compared with $0.4 million in the same period last year.  Partially offsetting these increases were lower margins from OSS and capacity release, primarily in the first quarter of 2010.

The CIP protected $14.7 million of pre-tax margin in the first half of 2010 that would have been lost due to lower customer usage, compared with $10.9 million in the same period last year.  Of these amounts, $3.9 and $(0.2) million were related to weather variations and $10.8 and $11.1 million were related to other customer usage variations in 2010 and 2009, respectively.

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
For the three and six months ended June 30, 2010, combined gross margins for the nonutility businesses, net of intercompany transactions, increased $4.9 million and $3.5 million to $13.8 million and $32.0 million, respectively, compared with the same periods in 2009. This increase is primarily due to the following:

●
Gross margin for SJRG decreased $17.7 million and $7.5 million for the three and six months ended June 30, 2010, respectively, compared with the same periods of 2009. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts as discussed above, gross margin for SJRG increased $3.8 million and $8.4 million for the three and six months ended June 30, 2010, respectively, due mainly to favorable time spreads on storage and transportation asset positions that were locked in and/or improved upon. Storage assets allow SJRG to lock in the differential between purchasing natural gas at low current prices and selling equivalent quantities at higher future prices. Gross margin is generated via seasonal pricing differentials. While this margin will be attained over the transaction cycle, the timing of physical injections and withdraws and related hedge settlements can cause earnings fluctuations for accounting purposes due to the volatile nature of wholesale gas prices. Similar to storage, transportation assets allow us to lock in the differential of transporting natural gas from one delivery point to another.

●
Gross Margin for Marina decreased $0.4 million and $1.4 million for the three and six months ended June 30, 2010, respectively, compared with the same periods of 2009. Gross margin as a percentage of Operating Revenues decreased 7.7 and 7.0 percentage points for the same periods due mainly to the deconsolidation of ACLE and WCLE as discussed in Note 1 to the condensed consolidated financial statements and an increase in low-margin electric sales to Borgata. As per our contract, the billing rates are designed to recover the underlying commodity costs over time. However during interim periods, certain components of the underlying commodity costs are not adjusted proportionately.

●
Gross margin from SJE’s retail gas sales increased $0.4 million and $0.2 million for the three and six months ended June 30, 2010, respectively, compared with the same periods in 2009 due mainly to incremental margins from new customers acquired in our Pennsylvania retail book which was partially offset by the impact of lower New Jersey customer counts (See Operating Revenues – Nonutility). Gross margin as a percentage of Operating Revenues did not change significantly in 2010 compared with 2009.

●
Gross margin from SJE’s retail electricity sales increased $22.4 million and $12.3 million for the three and six months ended June 30, 2010, respectively, compared with the same periods of 2009. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts as discussed above, gross margin decreased $0.5 million and increased $1.1 million in the three and six months ended June 30, 2010, respectively, compared with 2009. The three month decrease was due mainly to higher capacity and network services costs. The six month increase was mainly due to the impact of the school bid as mentioned in Operating Revenues - Nonutility. Excluding the impact of the unrealized gains and losses, gross margin as a percentage of Operating Revenues decreased 2.3 and 1.7 percentage points in the three and six months ended June 30, 2010, respectively, compared with the same periods in 2009 due to higher capacity and network services costs.

●
Gross margin for SJESP was essentially unchanged for the three months ended June 30, 2010 compared to the same period in 2009 and decreased $0.2 million for the six months ended June 30, 2010 compared with the same period in 2009 due mainly to margins recognized on a large commercial installation job in 2009.  Gross margin as a percentage of Operating Revenues decreased 1.8 and 2.4 percentage points for the three and six months ended June 30, 2010, respectively, compared with the same periods in 2009 due to higher labor and benefit costs.

Operations Expense — A summary of net changes in operations expense, for the three and six months ended  June 30, follows (in thousands):

	Three Months Ended June 30, 2010 vs. 2009	Six Months Ended June 30, 2010 vs. 2009

Utility	$478	$925
Nonutility:
Wholesale Gas	266	536
Retail Gas and Other	(156)	(418)
Retail Electricity	115	229
On-Site Energy Production	(418)	(478)
Appliance Service	184	380
Total Nonutility	(9)	249
Intercompany Eliminations and Other	10	(128)
Total Operations	$479	$1,046

Utility operations expense increased $0.5 million and $0.9 million for the three and six months ended June 30, 2010, as compared with the same periods in 2009.  The increase is primarily due to increases in governance, compliance and employee compensation costs.

Nonutility operations expense remained relatively unchanged for the three months ended June 30, 2010 as compared with the same period in 2009, and increased $0.2 million for the  six months ended June 30, 2010 as compared with the same period in 2009 due mainly to additional personnel, governance and compliance costs incurred to support continued growth.

Other changes in operations expense during 2010 were not significant.

Other Operating Expenses —Changes in other consolidated operating expenses which consist of Maintenance, Depreciation, and Energy and Other Taxes for the three and six months ended June 30, 2010, respectively, compared with the same periods in 2009, were not significant.

Interest Charges –    Interest charges increased by $1.6 million for the three and six months ended June 30, 2010 compared with the same periods in 2009, primarily due to higher average levels of short-term debt during 2010.  The effect of higher average levels of short-term debt outstanding was partially offset by the impact of lower interest rates during the  first six months of 2010 compared to 2009.

Income Taxes – Income taxes decreased by $2.8 million and $1.0 million for the three and six months ended June 30, 2010, respectively, as compared to the same periods in the prior year. The effective tax rate decreased from 38.0% in the three months ended June 30, 2009 to 3.0% in the three months ended June 30, 2010 and decreased from 38.8% in the six months ended June 30, 2009 to 35.7% in the six months ended June 30, 2010.  This decrease is primarily due to the impact of the investment tax credit available on renewable energy facilities.

Equity in Earnings of Affiliated Companies – Equity in earnings of affiliated companies decreased by $2.9 million and $1.6 million for the three and six months ended June 30, 2010, respectively, as compared to the same periods in the prior year. This decrease in equity in earnings of affiliated companies is primarily due to unrealized losses on interest rate swaps at LVE.

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

Cash Flows from Operating Activities — Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $103.7 million and $113.2 million in the first six months of 2010 and 2009, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries. Operating activities in the first six months of 2010 produced slightly less net cash than the same period in 2009, primarily due to the reduction in working capital requirements, particularly, with regard to the value of natural gas in storage, that occurred in the 2009 period caused by a decline in natural gas prices.

Cash Flows from Investing Activities —   SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. Net cash outflows for capital expenditures, which are primarily construction projects, for the first six months of 2010 and 2009 amounted to $69.1 million and $36.4 million, respectively. We estimate the net cash outflows for construction projects for fiscal years 2010, 2011 and 2012 to be approximately $172.0 million, $58.5 million and $58.3 million, respectively.

In support of its risk management activities, the Company is required to maintain margin accounts with selected counterparties as collateral for its forward contracts, swap agreements, options contracts and futures contracts. These margin accounts are included in Restricted Investments or Margin Account Liability, depending upon the value of the related contracts, (the change in the Margin Account Liability is reflected in cash flows from Operating Activities) on the condensed consolidated balance sheets. The required amount of restricted investments changes on a daily basis due to fluctuations in the market value of the related outstanding contracts and are difficult to predict. Margin posted by the Company increased by $6.5 million in the first six months of 2010, compared with a decrease of $18.5 million in the same period of 2009.

During the six months ended June 30, 2010 and 2009, the Company provided advances to unconsolidated affiliates of $36.6 million and $7.9 million, respectively. The purpose of the advances was to develop several energy production facilities to cover certain project related costs of LVE Energy Partners, LLC (See Commitments and Contingencies), and to provide working capital for the  commodity marketing operation.

Cash Flows from Financing Activities —   Short-term borrowings under lines of credit from commercial banks are used to supplement cash flows from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, short-term debt incurred to finance capital expenditures is refinanced with long-term debt.

Credit facilities and available liquidity as of June 30, 2010 were as follows (in thousands):

Company	Total Facility	Usage	Available Liquidity	Expiration Date

SJG:

Revolving Credit Facility	$100,000	$55,500	$44,500	August 2011
Line of Credit	40,000	—	40,000	December 2010 (A)
Uncommitted Bank Lines	55,000	—	55,000	Various

Total SJG	195,000	55,500	139,500

SJI:
Revolving Credit Facility	$200,000	$185,225	$14,775	August 2011 (B)
Uncommitted Bank Lines	30,000	9,000	21,000	Various

Total SJI	230,000	194,225	35,775

Total	$425,000	$249,725	$175,275

(A)	The Company anticipates extending this line of credit during the third quarter of 2010.
(B)	Includes letters of credit outstanding in the amount of $90.1 million.

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary the SJI facilities can also be used to support SJG’s liquidity needs. All committed facilities contain one financial covenant regarding the ratio of total debt to total capitalization, measured on a quarterly basis. SJI and SJG were in compliance with this covenant as of June 30, 2010. Borrowings under these credit facilities are at market rates. The weighted average borrowing cost, which changes daily, was 0.73% and 0.87% at June 30, 2010 and 2009, respectively.  Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business’ future liquidity needs.

SJI supplements its operating cash flow and credit lines with both debt and equity capital. Over the years, SJG has used long-term debt, primarily in the form of First Mortgage Bonds and Medium Term Notes (MTN), secured by the same pool of utility assets, to finance its long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment. In September 2009, SJG received approval from the New Jersey Board of Public Utilities to issue up to $150.0 million of MTNs through September 2011.  In March and June 2010, SJG issued $15.0 million and $45.0 million aggregate principal amounts, respectively, of its MTNs under private placements.  No other long-term debt was issued during the six months ended June 30, 2010 and 2009.

SJI’s capital structure was as follows:

	As of June 30, 2010	As of December 31, 2009

Equity	49.5%	50.0%
Long-Term Debt	36.3	32.0
Short-Term Debt	14.2	18.0
Total	100.0%	100.0%

 During the first six months of 2010 and 2009, SJI declared quarterly dividends to its common shareholders that were payable in April and July of each year. In June 2010, SJI also declared its normal quarterly dividend that is payable in October 2010. During 2009, SJI did not declare its October dividend until August. Consequently, Dividends Payable on the condensed consolidated balance sheets as of June 30, 2010 reflects two declared dividends and Dividends Declared per Common Share on the condensed consolidated statements of income for the three and six months ended June 30, 2010 include the impact of the October dividend declaration. SJI has paid dividends on its common stock for 58 consecutive years and has increased that dividend each year for the last ten years. The Company currently looks to grow that dividend by at least 6% to 7% per year and has a targeted payout ratio of between 50% and 60%. In setting the dividend rate, the Board of Directors of SJI considers future earnings expectations, payout ratio, and dividend yield relative to those at peer companies as well as returns available on other income-oriented investments.  However, there can be no assurance that the Company will be able to continue to increase the dividend, meet the targeted payout ratio or pay a dividend at all in the future.

COMMITMENTS AND CONTINGENCIES:

SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, working capital, and for environmental remediation costs. Cash outflows for  capital expenditures for the first six months of 2010 amounted to $69.1 million. Management estimates net cash outflows for construction projects for 2010, 2011 and 2012, to be approximately $172.0 million, $58.5 million and $58.3 million, respectively. Costs for remediation projects, net of insurance reimbursements, for the first six months of 2010 amounted to net cash outflows of $1.5 million. Total cash outflows for remediation projects are expected to be $12.0 million, $20.0 million and $9.8 million for 2010, 2011 and 2012, respectively.  As discussed in Notes 9 and 14 to the Consolidated Financial Statements in Item 8 of SJI’s 10-K as of December 31, 2009, certain environmental costs are subject to recovery from insurance carriers and ratepayers.

As of June 30, 2010, SJI provided $90.1 million of standby letters of credit through SJI’s revolving credit facility and uncommitted bank lines. Letters of credit in the amount of $62.3 million support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance Marina’s initial thermal plant project and $8.7 million was posted to support SJI’s guaranty of LVE discussed below. The additional outstanding letters of credit total $19.1 million, and were posted to enable SJE to market retail electricity and for various construction activities. The Company also provided two additional letters of credit under separate facilities outside of the revolving credit facility. Those letters of credit consist of a $25.2 million letter of credit provided by SJG to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG’s natural gas distribution system; and a $30.7 million letter of credit provided by Marina to support a capital contribution obligation as discussed below. These letters of credit expire in August 2010 and November 2010, respectively.  We anticipate extending these letters of credit during the third and fourth quarters of 2010, respectively.

There were no significant changes to the Company’s contractual obligations described in Note 14 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2009, except for commodity supply purchase obligations which increased by approximately $160.3 million in total since December 31, 2009, due to the origination of new contracts during the  six  months ended  June 2010, and for the principal and interest obligations related to the $60.0 million of long-term debt issued during 2010.

Off-Balance Sheet Arrangements– An off-balance sheet arrangement is any contractual arrangement involving an unconsolidated entity under which the company has either made guarantees, or has certain other interests or obligations.

The Company has recorded a liability of $4.3 million which is included in Other Current Liabilities and Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the condensed consolidated balance sheets as of June 30, 2010 for the fair value of the following guarantees:

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

The district energy system and central energy center are being financed by LVE with debt that is non-recourse to SJI. The outstanding balance of LVE’s bank debt is approximately $214.4 million as of June 30, 2010.  In September 2009, LVE reached an agreement with the banks that are financing the energy facilities to address defaults under the financing agreements. These LVE defaults were caused by the resort developer’s construction delay and the termination of an energy services agreement by a hotel operator associated with the project. As a result of these defaults, the banks had previously stopped funding the project. The terms of the new agreement require SJI and its partner in this joint venture to guaranty the payment of future interest costs by LVE through, at the latest, December 2010. SJI and its partner in this joint venture have each provided the banks with a $2.0 million irrevocable letter of credit from a bank to support this guaranty. The maximum amount of remaining LVE interest costs to be paid by SJI under this guaranty if payments are required, and SJI was the only guarantor, would be approximately $4.9 million. In addition, SJI and its partner in this joint venture each committed to provide approximately $8.9 million of additional capital as of September 2009 to cover costs related to the termination of the energy services agreement by a hotel operator and interest costs incurred since August 2008 when the resort developer suspended construction. Of this amount, $6.7 million was in the form of an irrevocable letter of credit from a bank and the remaining $2.2 million was provided in cash in 2009. These funds are in addition to the $30.4 million capital contribution obligation discussed below. In turn, the banks waived all existing defaults under the financing agreements and were relieved of their commitment to provide additional funding. As a result of the construction delay, the district energy system and central energy center will not be completed by the fourth quarter of 2010 as originally expected and, consequently, the full amount of LVE’s debt could become due and payable in December 2010. LVE is currently in discussions with the resort developer and the banks that are financing the energy facilities to address the issues raised by the delay. LVE intends to seek additional financing to complete the facility once construction of the resort resumes. The Energy Sales Agreement between LVE and the resort developer includes a payment obligation by the resort developer of certain fixed payments to be made to LVE beginning in the fourth quarter of 2010. A portion of this payment obligation is guaranteed by the parent of the resort developer.  As of June 30, 2010, the Company had a net liability of approximately $11.6 million included in Other Current Liabilities and Other Noncurrent Liabilities on the condensed consolidated balance sheets related to this project, in addition to unsecured Notes Receivable – Affiliate of approximately $18.4 million due from LVE. As of June 30, 2010, SJI’s capital at risk is limited to its equity contributions, contribution obligations and the unsecured notes receivable totaling approximately $58.0 million. During the first six months of 2010, SJI and its partner in this joint venture each provided support to LVE of approximately $4.1 million to cover project related costs.

As a result of the construction delay, management has evaluated the investment in LVE and concluded that the fair value of this investment continues to be in excess of the carrying value as of June 30, 2010.

SJI issued a performance guaranty for up to $180.0 million to the resort developer to ensure that certain construction milestones relating to the development of the thermal facility are met. As a result of achieving certain milestones, the guaranty was reduced to $94.0 million as of June 30, 2010. Concurrently, SJI is the beneficiary of a surety bond purchased by the project’s general contractor that provides security to SJI in the event of missed construction milestones. LVE has proposed a revised milestone schedule due to delays announced by the resort developer. In addition, SJI has guaranteed the obligations of LVE under certain insurance policies during the construction period.  The maximum amount that SJI could be obligated for, in the event that LVE does not have sufficient resources to make deductible payments on future claims under these insurance policies, is approximately $6.0 million.  SJI has also guaranteed certain performance obligations of LVE under the operating agreements between LVE and the resort developer, up to $20.0 million each year for the term of the agreement, commencing with the first year of operations.  SJI and its partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees.

SJI has guaranteed certain obligations of BC Landfill Energy, LLC (BCLE), an unconsolidated joint venture in which Marina has a 50% equity interest, and WC Landfill Energy, LLC (WCLE) an unconsolidated joint venture in which Marina has a 51% equity interest.  BCLE and WCLE have entered into agreements with the respective county governments to lease and operate facilities that will produce electricity from landfill methane gas.    Although unlikely, the maximum amount that SJI could be obligated for, in the event that BCLE and WCLE do not meet minimum specified levels of operating performance and no mitigating action is taken, or are unable to meet certain financial obligations as they become due, is approximately $4.2 million each year.  SJI and its partner in these joint ventures have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees.  SJI holds variable interests in BCLE and WCLE but is not the primary beneficiary.

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

As of June 30, 2010, SJI had issued approximately $5.0 million of parental guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable our subsidiary to market retail natural gas.

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

SJI has entered into certain contracts to buy, sell, and transport natural gas and to buy and sell retail electricity. For those derivatives not designated as hedges, we recorded the net unrealized pre-tax gain of $4.2 million and $2.7 million in earnings during the three months ended June 30, 2010 and 2009, respectively, and the net unrealized pre-tax loss of  $17.9 million and $13.6 million during the six months ended June 30, 2010 and 2009, respectively, which are included with realized gains and losses in Operating Revenues — Nonutility.    The fair value and maturity of these energy-trading contracts determined under the mark-to-market method as of June 30, 2010 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 -3 Years	Maturity Beyond 3 Years	Total

Prices actively quoted	$19,140	$5,028	$—	$24,168

Prices provided by other external sources	13,290	5,101	5	18,396

Prices based on internal models or other valuation methods	1,511	2,430	222	4,163

Total	$33,941	$12,559	$227	$46,727

Liabilities
Source of Fair Value	Maturity < 1 Year	Maturity 1 -3 Years	Maturity Beyond 3Years	Total

Prices actively quoted	$19,190	$3,824	$—	$23,014

Prices provided by other external sources	9,447	3,778	—	13,225

Prices based on internal models or other valuation methods	14,193	1,161	204	15,558

Total	$42,830	$8,763	$204	$51,797

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Contracted volumes of our NYMEX contracts are 0.7 million decatherms (dts) with a weighted-average settlement price of $6.00 per dt.  Contracted volumes of our basis contracts are 9.4 million dts with a weighted average settlement price of $0.54 per dt.  Contracted volumes of electric are 2.7 million mwh with a weighted average settlement price of $59.21 per mwh.

A reconciliation of SJI’s estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Assets, January 1, 2010	$8,906
Contracts Settled During Six Months Ended June 30, 2010, Net	(6,963)
Other Changes in Fair Value from Continuing and New Contracts, Net	(7,013)

Net Derivatives — Energy Related Liabilities June 30, 2010	$(5,070)

Interest Rate Risk — Our exposure to interest-rate risk relates primarily to short-term, variable-rate borrowings. Short-term, variable-rate debt outstanding at June 30, 2010 was $159.7 million and averaged $169.4 million during the first six months of 2010. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $1.0 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2009 - 29 b.p. decrease; 2008 –397 b.p. decrease; 2007 — 45 b.p. increase; 2006 —67 b.p. increase; and 2005 —194 b.p. decrease.  For June 2010, our average interest rate on variable-rate debt was 0.78%.

We issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of June 30, 2010, the interest costs on all but $7.1 million of our long-term debt was either at a fixed-rate or hedged via an interest rate derivative. Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates. However, during the first quarter of 2009, as a result of unusual market conditions, the interest rate derivatives on Marina’s variable rate demand bonds were no longer highly effective in mitigating the risks resulting from changes in interest rates. Consequently, the Company discontinued hedge accounting on these interest rate derivatives.  All of these interest rate derivatives remain in place and are expected to substantially offset future changes in interest rates on the respective securities.

 As of June 30, 2010, SJI’s active interest rate swaps were as follows:

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

Concentration of Credit Risk - As of June 30, 2010, approximately 45.3% of the current and noncurrent Derivatives – Energy Related Assets or $21.2 million are with a single retail counterparty. This counterparty has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assignable to SJI in the event of a default by the counterparty.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company are effective.

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item is incorporated by reference to Part I, Item 2, Pending Litigation, beginning on page 37.

Item 1A. Risk Factors

There have been no material changes to our risk factors from those disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information about purchases by SJI of its own common stock during the three months ended June 30, 2010:

Period		Total Number of Shares Purchased1	Average Price Paid Per Share1	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs2	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs2
April	2010	26,985	$44.6039	—	—
May	2010	4,448	$44.5273	—	—
June	2010	—	—	—	—
Total		31,433		—	—

 1The total number of shares purchased and the average price paid per share represent shares purchased in open market transactions under the South Jersey Industries Dividend Reinvestment Plan (the “DRP”) by the administrator of the DRP.

2On September 22, 2008, SJI publicly announced a share repurchase program under which the Company can purchase up to 5% of its currently outstanding common stock over the next four years.  As of June 30, 2010, no shares have been purchased under this program.

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

101
The following financial statements from South Jersey Industries’ Quarterly Report on Form 10-Q for the three and six months ended June 30, 2010, filed with the Securities and Exchange Commission on August 6, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Balance Sheets and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

SOUTH JERSEY INDUSTRIES, INC.
(Registrant)

Dated: August 6, 2010	By:	/s/ Edward J. Graham
Edward J. Graham
Chairman, President & Chief Executive Officer

Dated: August 6, 2010	By:	/s/ David A. Kindlick
David A. Kindlick
Vice President & Chief Financial Officer