Form 10-Q
period 2010-09-30
SOUTH JERSEY INDUSTRIES INC
filed 2010-11-08
CIK 91928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 1, 2010 there were 29,872,825 shares of the registrant’s common stock outstanding.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Three Months Ended
	September 30,
	2010	2009

Operating Revenues:
Utility	$56,839	$55,958
Nonutility	103,828	71,129

Total Operating Revenues	160,667	127,087

Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	28,534	31,377
- Nonutility	96,279	63,751
Operations	21,977	20,044
Maintenance	2,847	2,301
Depreciation	8,851	7,880
Energy and Other Taxes	1,642	1,649

Total Operating Expenses	160,130	127,002

Operating Income	537	85

Other Income and Expense	648	294

Interest Charges	(6,276)	(5,298)

Loss Before Income Taxes	(5,091)	(4,919)

Income Taxes	7,427	3,206

Equity in Loss of Affiliated Companies	(895)	(314)

Income (Loss) from Continuing Operations	1,441	(2,027)

Loss from Discontinued Operations - (Net of tax benefit)	(133)	(16)

Net Income (Loss)	1,308	(2,043)

Less: Net Loss Attributable to Noncontrolling Interest in Subsidiaries	-	169

Net Income (Loss) - Attributable to South Jersey Industries, Inc. Shareholders	$1,308	$(1,874)

Amounts Attributable to South Jersey Industries, Inc. Shareholders
Income (Loss) from Continuing Operations	$1,441	$(1,858)
Loss from Discontinued Operations - (Net of tax benefit)	(133)	(16)

Net Income (Loss) - Attributable to South Jersey Industries, Inc. Shareholders	$1,308	$(1,874)

Basic Earnings Per Common Share Attributable to South Jersey Industries, Inc. Shareholders:
Continuing Operations	$0.048	$(0.062)
Discontinued Operations	(0.004)	(0.001)

Basic Earnings Per Common Share	$0.044	$(0.063)

Average Shares of Common Stock Outstanding - Basic	29,873	29,796

Diluted Earnings Per Common Share Attributable to South Jersey Industries, Inc. Shareholders:
Continuing Operations	$0.048	$(0.062)
Discontinued Operations	(0.004)	(0.001)

Diluted Earnings Per Common Share	$0.044	$(0.063)

Average Shares of Common Stock Outstanding - Diluted	30,000	29,796

Dividends Declared per Common Share (Note 4)	$0.000	$0.298

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Nine Months Ended
	September 30,
	2010	2009

Operating Revenues:
Utility	$314,081	$360,522
Nonutility	327,517	263,224

Total Operating Revenues	641,598	623,746

Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	168,531	223,876
- Nonutility	287,974	227,392
Operations	68,013	65,034
Maintenance	8,448	6,162
Depreciation	25,585	23,169
Energy and Other Taxes	8,462	8,483

Total Operating Expenses	567,013	554,116

Operating Income	74,585	69,630

Other Income and Expense	2,150	638

Interest Charges	(16,906)	(14,303)

Income Before Income Taxes	59,829	55,965

Income Taxes	(14,809)	(20,068)

Equity in Loss of Affiliated Companies	(3,470)	(1,247)

Income from Continuing Operations	41,550	34,650

Loss from Discontinued Operations - (Net of tax benefit)	(263)	(58)

Net Income	41,287	34,592

Less: Net Loss Attributable to Noncontrolling Interest in Subsidiaries	-	145

Net Income - Attributable to South Jersey Industries, Inc. Shareholders	$41,287	$34,737

Amounts Attributable to South Jersey Industries, Inc. Shareholders
Income from Continuing Operations	$41,550	$34,795
Loss from Discontinued Operations - (Net of tax benefit)	(263)	(58)

Net Income - Attributable to South Jersey Industries, Inc. Shareholders	$41,287	$34,737

Basic Earnings Per Common Share Attributable to South Jersey Industries, Inc. Shareholders:
Continuing Operations	$1.392	$1.168
Discontinued Operations	(0.009)	(0.002)

Basic Earnings Per Common Share	$1.383	$1.166

Average Shares of Common Stock Outstanding - Basic	29,857	29,782

Diluted Earnings Per Common Share Attributable to South Jersey Industries, Inc. Shareholders:
Continuing Operations	$1.387	$1.164
Discontinued Operations	(0.009)	(0.002)

Diluted Earnings Per Common Share	$1.378	$1.162

Average Shares of Common Stock Outstanding - Diluted	29,962	29,885

Dividends Declared per Common Share	$0.990	$0.893

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	September 30,
	2010	2009

Net Income (Loss)	$1,308	$(2,043)

Other Comprehensive Loss, Net of Tax:*

Unrealized Gain on Available-for-Sale Securities	283	344
Unrealized Loss on Derivatives - Other	(367)	(339)
Other Comprehensive Loss of Affiliated Companies	(54)	(600)

Other Comprehensive Loss - Net of Tax*	(138)	(595)

Comprehensive Income (Loss)	1,170	(2,638)

Less: Comprehensive Loss Attributable to Noncontrolling Interest in Subsidiaries	-	169

Comprehensive Income (Loss) Attributable to South Jersey Industries, Inc.	$1,170	$(2,469)

	Nine Months Ended
	September 30,
	2010	2009

Net Income	$41,287	$34,592

Other Comprehensive (Loss) Income, Net of Tax:*

Unrealized Gain on Available-for-Sale Securities	162	441
Unrealized (Loss) Gain on Derivatives - Other	(633)	605
Other Comprehensive (Loss) Income of Affiliated Companies	(190)	1,800

Other Comprehensive (Loss) Income - Net of Tax*	(661)	2,846

Comprehensive Income	40,626	37,438

Less: Comprehensive Loss Attributable to Noncontrolling Interest in Subsidiaries	-	145

Comprehensive Income Attributable to South Jersey Industries, Inc.	$40,626	$37,583

* Determined using a combined statutory tax rate of 41%.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Nine Months Ended
	September 30,
	2010	2009

Net Cash Provided by Operating Activities	$120,840	$121,591

Cash Flows from Investing Activities:
Capital Expenditures	(101,564)	(61,314)
Net (Purchase of) Proceeds from Restricted Investments in Margin Account	(21,793)	28,958
Investment in Long-Term Receivables	(2,009)	(3,486)
Proceeds from Long-Term Receivables	1,213	3,633
Purchase of Company Owned Life Insurance	(4,276)	(4,444)
Investment in Affiliate	(2,700)	(2,436)
Advances on Notes Receivable - Affiliate	(61,783)	(11,647)
Repayment of Notes Receivable - Affiliate	3,566	1,100
Other	-	175

Net Cash Used in Investing Activities	(189,346)	(49,461)

Cash Flows from Financing Activities:
Net Borrowings from (Repayments of) Lines of Credit	27,600	(56,750)
Proceeds from Issuance of Long-Term Debt	60,000	-
Principal Repayments of Long-Term Debt	-	(100)
Payments for Issuance of Long-Term Debt	(1,016)	(96)
Dividends on Common Stock	(19,716)	(17,729)

Net Cash Provided by (Used in) Financing Activities	66,868	(74,675)

Net Decrease in Cash and Cash Equivalents	(1,638)	(2,545)
Cash and Cash Equivalents at Beginning of Period	3,823	5,775

Cash and Cash Equivalents at End of Period	$2,185	$3,230

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	September 30,	December 31,
	2010	2009

Assets

Property, Plant and Equipment:
Utility Plant, at original cost	$1,352,935	$1,275,792
Accumulated Depreciation	(331,979)	(314,627)
Nonutility Property and Equipment, at cost	133,549	132,119
Accumulated Depreciation	(22,142)	(20,212)

Property, Plant and Equipment - Net	1,132,363	1,073,072

Investments:
Available-for-Sale Securities	6,297	5,958
Restricted	27,008	5,215
Investment in Affiliates	6,671	2,483

Total Investments	39,976	13,656

Current Assets:
Cash and Cash Equivalents	2,185	3,823
Accounts Receivable	131,845	141,109
Unbilled Revenues	19,240	58,598
Provision for Uncollectibles	(7,665)	(6,268)
Notes Receivable - Affiliate	1,110	502
Natural Gas in Storage, average cost	99,052	99,697
Materials and Supplies, average cost	4,491	6,877
Prepaid Taxes	48,513	20,093
Derivatives - Energy Related Assets	40,374	36,512
Other Prepayments and Current Assets	11,980	7,412

Total Current Assets	351,125	368,355

Regulatory and Other Noncurrent Assets:
Regulatory Assets	245,477	240,462
Derivatives - Energy Related Assets	11,302	11,585
Unamortized Debt Issuance Costs	7,527	6,788
Notes Receivables-Affiliates	99,417	30,838
Contract Receivables	12,421	13,544
Other	26,501	23,708

Total Regulatory and Other Noncurrent Assets	402,645	326,925

Total Assets	$1,926,109	$1,782,008

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	September 30,	December 31,
	2010	2009
Capitalization and Liabilities

Equity:
Common Stock	$37,341	$37,245
Premium on Common Stock	255,968	254,503
Treasury Stock (at par)	(178)	(183)
Accumulated Other Comprehensive Loss	(20,130)	(19,469)
Retained Earnings	283,217	271,505

Total South Jersey Industries, Inc. Shareholders' Equity	556,218	543,601

Noncontrolling Interest in Subsidiaries	-	963

Total Equity	556,218	544,564

Long-Term Debt	285,000	312,793

Total Capitalization	841,218	857,357

Current Liabilities:
Notes Payable	224,200	196,600
Current Portion of Long-Term Debt	121,400	35,119
Accounts Payable	107,381	123,921
Customer Deposits and Credit Balances	22,031	14,128
Environmental Remediation Costs	23,595	23,639
Taxes Accrued	5,648	6,518
Derivatives - Energy Related Liabilities	54,194	28,260
Deferred Income Taxes - Net	7,594	19,897
Deferred Contract Revenues	6,164	6,081
Dividends Payable	9,858	-
Interest Accrued	5,065	6,211
Pension and Other Postretirement Benefits	1,109	1,109
Other Current Liabilities	16,776	17,301

Total Current Liabilities	605,015	478,784

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	247,936	215,346
Investment Tax Credits	1,285	1,518
Pension and Other Postretirement Benefits	65,296	69,141
Environmental Remediation Costs	48,602	49,803
Asset Retirement Obligations	23,419	23,229
Derivatives - Energy Related Liabilities	13,389	10,931
Derivatives - Other	12,053	5,823
Regulatory Liabilities	51,013	50,193
Other	16,883	19,883

Total Deferred Credits and Other Noncurrent Liabilities	479,876	445,867

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$1,926,109	$1,782,008

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

GENERAL - South Jersey Industries, Inc. (SJI or the Company) currently provides a variety of energy related products and services primarily through the following subsidiaries:

■	South Jersey Gas Company (SJG) is a regulated natural gas utility. SJG distributes natural gas in the seven southernmost counties of New Jersey.

■	South Jersey Resources Group, LLC (SJRG) markets wholesale natural gas storage, commodity and transportation in the mid-Atlantic, Appalachian and southern states.

■	Marina Energy, LLC (Marina) develops and operates on-site energy-related projects.

■	South Jersey Energy Company (SJE) acquires and markets natural gas and electricity to retail end users and provides total energy management services to commercial and industrial customers.

■	South Jersey Energy Service Plus, LLC (SJESP) installs residential and small commercial HVAC systems, provides plumbing services and services appliances via the sale of appliance service programs.

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

Marina and a joint venture partner formed AC Landfill Energy, LLC (ACLE) and WC Landfill Energy, LLC (WCLE) to develop and install methane-to-electric power generation systems at certain county-owned landfills. Prior to January 1, 2010, the Company accounted for these entities as consolidated subsidiaries. In June 2009, the FASB issued new accounting guidance on the consolidation of variable interest entities (VIEs) which was effective for fiscal years beginning after November 15, 2009. The new accounting guidance for VIEs considers if a company has a controlling financial interest in a VIE. A controlling financial interest will have both (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. Entities are required to consolidate a VIE when it is determined that they have a controlling financial interest in a VIE and therefore, are the primary beneficiary of that VIE.

Marina and the joint venture partner of ACLE and WCLE share the executive board seats and their voting rights equally and equally approve the annual budgets of both entities. Based on the shared control of operations, management concluded as of January 1, 2010 that the Company is no longer the primary beneficiary of ACLE and WCLE as defined by the new accounting guidance. As a result, ACLE and WCLE are no longer accounted for as consolidated subsidiaries. As of September 30, 2010, ACLE and WCLE are included with other equity investments in Investment in Affiliates on the condensed consolidated balance sheet. The results of operations of ACLE and WCLE for the three and nine months ended September 30, 2010 are included in Equity in Loss of Affiliated Companies on the condensed consolidated statements of income. The adoption of this guidance modified our financial statement presentation, but did not have an impact on our financial statement results.

REVENUE BASED TAXES — SJI collects certain revenue-based energy taxes from customers. Such taxes include New Jersey State Sales Tax, Transitional Energy Facility Assessment (TEFA) and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. TEFA and PUA are included in both utility revenue and cost of sales and totaled $0.9 million and $1.0 million for the three months ended  September 30, 2010 and 2009, respectively, and $5.7 million and $6.3 million for the nine months ended September 30, 2010 and 2009, respectively.

CAPITALIZED INTEREST — SJG capitalizes interest on construction at the rate of return on rate base utilized by the New Jersey Board of Public Utilities (BPU) to set rates in its last base rate proceeding. Marina capitalizes interest on construction projects in progress based on the actual cost of borrowed funds. SJG’s amounts are included in Utility Plant and Marina’s amounts are included in Nonutility Property and Equipment on the condensed consolidated balance sheets. Interest Charges are presented net of capitalized interest on the condensed consolidated statements of income. The amount of interest capitalized by SJI for the three and nine months ended September 30, 2010 and 2009 was not significant.

DERIVATIVE INSTRUMENTS —The Company uses a variety of derivative instruments to limit its exposure to market risk in accordance with strict corporate guidelines (See Note 12). These contracts, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives — Energy Related Assets or Derivatives — Energy Related Liabilities on the condensed consolidated balance sheets. The net unrealized pre-tax gains and losses for these energy related commodity contracts are included with realized gains and losses in Operating Revenues – Nonutility.

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

GAS EXPLORATION AND DEVELOPMENT - The Company capitalizes all costs associated with gas property acquisition, exploration and development activities under the full cost method of accounting. Capitalized costs include costs related to unproved properties, which are not amortized until proved reserves are found or it is determined that the unproved properties are impaired. All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. As of September 30, 2010 and December 31, 2009, $3.5 million related to the acquisition of interests in proved and unproved properties in Pennsylvania is included with Nonutility Property and Equipment on the condensed consolidated balance sheets, respectively.

TREASURY STOCK – SJI uses the par value method of accounting for treasury stock. As of September 30, 2010 and December 31, 2009, SJI held 142,585 and 146,028 shares of treasury stock, respectively. These shares are related to deferred compensation arrangements where the amounts earned are held in the stock of SJI.

INCOME TAXES — Deferred income taxes are provided for all significant temporary differences between the book and taxable basis of assets and liabilities in accordance with FASB ASC Topic 740 - “Income Taxes”.  A valuation allowance is established when it is determined that it is more likely than not that a deferred tax asset will not be realized. Investment tax credits related to renewable energy facilities of the non-regulated entities are recognized on the flow through method, which may result in variations in the customary relationship between income taxes and pre-tax income for interim periods.

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

Under the Amended and Restated 1997 Stock-Based Compensation Plan, no more than 2,000,000 shares in the aggregate may be issued to SJI’s officers (Officers), non-employee directors (Directors) and other key employees. The plan will terminate on January 26, 2015, unless terminated earlier by the Board of Directors. No options were granted or outstanding during the nine months ended September 30, 2010 and 2009. No stock appreciation rights have been issued under the plan. During the nine months ended September 30, 2010 and 2009, SJI granted 52,940 and 41,437 restricted shares to Officers and other key employees, respectively.   These restricted shares vest over a three-year period and are subject to SJI achieving certain market-based performance targets as compared to a peer group average, which can cause the actual amount of shares that ultimately vest to range from between 0% to 150% of the original share units granted. During the nine months ended September 30, 2010 and 2009, SJI granted 16,700 and 9,559 restricted shares to Directors, respectively.  Shares issued to Directors vest over a three-year service period but contain no performance conditions. As a result, 100% of the shares granted generally vest.

See Note 1 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2009 for the related accounting policy.

The following table summarizes the nonvested restricted stock awards outstanding at September 30, 2010 and the assumptions used to estimate the fair value of the awards:

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

The following table summarizes the total compensation cost for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Officers & Key Employees	$407	$335	$1,221	$1,005
Directors	97	82	319	247
Total Cost	504	417	1,540	1,252

Capitalized	(50)	(43)	(151)	(128)
Net Expense	$454	$374	$1,389	$1,124

As of September 30, 2010, there was $2.9 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 1.9 years.

 The following table summarizes information regarding restricted stock award activity during the nine months ended September 30, 2010 excluding accrued dividend equivalents:

	Officers & Other Key Employees	Directors	Weighted Average Fair Value

Nonvested Shares Outstanding, January 1, 2010	80,281	16,394	$36.874
Granted	52,940	16,700	$38.733
Forfeited	(389)	—	$39.350
Nonvested Shares Outstanding, September 30, 2010	132,832	33,094	$37.649

During the nine months ended September 30, 2010 and 2009, SJI awarded 59,893 shares to its Officers and other key employees, which had vested at December 31, 2009, at a market value of $2.3 million, and 57,976 shares, which had vested at December 31, 2008, at a market value of $2.3 million, respectively. Also during the nine months ended September 30, 2010 and 2009, SJI awarded 16,700 and 9,559 shares to its Directors at a market value of $0.6 million and $0.4 million, respectively. The Company has a policy of issuing new shares to satisfy its obligations under these plans; therefore, there are no cash payment requirements resulting from the normal operation of this plan. However, a change in control could result in such shares becoming nonforfeitable or immediately payable in cash.  At the discretion of the Officers, Directors and other key employees, the receipt of vested shares can be deferred until future periods.  These deferred shares are included in Treasury Stock on the condensed consolidated balance sheets.

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

Summarized operating results of the discontinued operations for the three and nine months ended September 30, were (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Gain (Loss) before Income Taxes:
Sand Mining	$(89)	$(22)	$(63)	$(77)
Fuel Oil	(116)	(3)	(342)	(12)
Income Tax Benefits	72	9	142	31
Loss from Discontinued Operations — Net	$(133)	$(16)	$(263)	$(58)
Earnings Per Common Share from
Discontinued Operations — Net:
Basic and Diluted	$(0.004)	$(0.001)	$(0.009)	$(0.002)

4.	COMMON STOCK:

The following shares were issued and outstanding at September 30:

2010
Beginning Balance, January 1	29,796,232
New Issues During Period:
Stock-Based Compensation Plan	76,593
Ending Balance, September 30	29,872,825

The par value ($1.25 per share) of stock issued was recorded in Common Stock and the net excess over par value of approximately $1.5 million was recorded in Premium on Common Stock.

EARNINGS PER COMMON SHARE — Basic EPS is based on the weighted-average number of common shares outstanding.  The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 127,064 for the three months ended September 30, 2010, and 105,056 and 103,196 shares for the nine months ended September 30, 2010 and 2009, respectively. For the three months ended September 30, 2009, incremental shares of 105,422 were not included in the denominator for the diluted EPS calculation because they would have an antidilutive effect on EPS.  These shares relate to SJI’s restricted stock as discussed in Note 2.

DIVIDENDS DECLARED – During the first six months of 2010 and 2009, SJI declared quarterly dividends to its common shareholders that were payable in April and July of each year.  In June 2010, SJI also declared its normal quarterly dividend that is payable in October 2010.  During 2009, SJI did not declare its October dividend until August.  Consequently, Dividends Declared per Common Share on the condensed consolidated statements of income for the three months ended September 30, 2010 does not include the impact of the October dividend declaration.

DIVIDEND REINVESTMENT PLAN (DRP) — The Company offers a DRP which allows participating shareholders to purchase shares of SJI common stock by the automatic reinvestment of dividends or optional purchases. During 2010 and 2009, shares of SJI common stock offered by the DRP have been purchased in open market transactions.

5.	FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS — In accordance with the terms of the Marina and certain SJG loan agreements, unused proceeds are required to be escrowed pending approved construction expenditures. As of September 30, 2010 and December 31, 2009, the escrowed proceeds, including interest earned, totaled $1.3 million and $1.4 million, respectively.

The Company maintains margin accounts with selected counterparties to support its risk management activities. The balances required to be held in these margin accounts increase as the net value of the outstanding energy related contracts with the respective counterparties decrease. As of September 30, 2010 and December 31, 2009, the balances in these accounts totaled $25.7 million and $3.8 million, respectively. The carrying amounts of the Restricted Investments approximate their fair values at September 30, 2010 and December 31, 2009.

LONG-TERM RECEIVABLES — SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources.  The terms of these loans call for customers to make monthly payments over a period of up to five years with no interest.  The carrying amounts of such loans were $10.0 million and $10.8 million as of September 30, 2010 and December 31, 2009, respectively. The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Contract Receivables on the condensed consolidated balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of approximately $1.1 million and $1.2 million as of September 30, 2010 and December 31, 2009, respectively.  The annual amortization to interest is not material to the Company’s condensed consolidated financial statements.   The carrying amounts of these receivables approximate their fair value at September 30, 2010 and December 31, 2009.

LONG-TERM DEBT – In March 2010, SJG issued $15.0 million aggregate principal amount of its Medium Term Notes in a private placement. These notes bear interest at 4.84%, are secured by a first mortgage lien on substantially all utility plant and are due in 2026. In June 2010, SJG issued an additional $45.0 million aggregate principal amount of its Medium Term notes in a private placement. These notes bear interest at 4.93%, are secured by a first mortgage lien on substantially all utility plant and are also due in 2026. The estimated fair values of SJI’s long-term debt, including current maturities, as of September 30, 2010 and December 31, 2009, were $493.6 million and $394.5 million, respectively.  The carrying amounts of SJI’s long-term debt, including current maturities, as of September 30, 2010 and December 31, 2009 were $406.4 million and $347.9 million, respectively.  We based the estimates on interest rates available to SJI at the end of each period for debt with similar terms and maturities.  The carrying amounts of SJI’s other financial instruments approximate their fair values at September 30, 2010 and December 31, 2009.  No other long-term debt was issued by SJI or its subsidiaries in the first nine months of 2010 or 2009.

As discussed in Note 11, SJI has provided standby letters of credit through its revolving credit facility and uncommitted bank lines to support variable-rate demand bonds of $61.4 million issued for Marina and $25.0 million issued for SJG.  These letters of credit expire in August 2011 and consequently, these bonds are included in the current portion of long-term debt as of September 30, 2010.  As of December 31, 2009, the SJG bonds were included in the current portion of long-term debt because the outstanding letter of credit at that time expired in August 2010.  These letters of credit are expected to be renewed before expiration.

Certain long-term debt agreements contain one financial covenant which potentially restricts SJG’s ability to pay cash dividends and other distributions on its common stock.  As of September 30, 2010, SJG was in compliance with this covenant.

CONCENTRATION OF CREDIT RISK - As of September 30, 2010, approximately 49.2% of the current and noncurrent Derivatives – Energy Related Assets or $25.4 million are with a single retail counterparty. This counterparty has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assigned to SJI in the event of a default by the counterparty.

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

 Information about SJI’s operations in different reportable operating segments is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating Revenues:
Gas Utility Operations	$57,140	$56,305	$315,200	$364,253
Wholesale Gas Operations	21,792	4,337	71,460	78,352
Retail Gas and Other Operations	24,160	20,482	85,775	81,641
Retail Electric Operations	45,762	35,725	136,580	70,187
On-Site Energy Production	11,003	9,528	29,533	28,228
Appliance Service Operations	5,148	4,002	14,440	13,233
Corporate & Services	5,130	4,375	16,041	14,536
Subtotal	170,135	134,754	669,029	650,430
Intersegment Sales	(9,468)	(7,667)	(27,431)	(26,684)
Total Operating Revenues	$160,667	$127,087	$641,598	$623,746

Operating Income:
Gas Utility Operations	$1,335	$233	$58,350	$55,522
Wholesale Gas Operations	4,790	(898)	15,440	17,843
Retail Gas and Other Operations	241	(49)	887	(134)
Retail Electric Operations	(8,301)	(753)	(5,871)	(10,441)
On-Site Energy Production	1,962	1,140	4,517	5,082
Appliance Service Operations	371	142	373	757
Corporate and Services	139	270	889	1,001
Total Operating Income	$537	$85	$74,585	$69,630

Depreciation and Amortization:
Gas Utility Operations	$10,137	$7,287	$29,362	$24,101
Wholesale Gas Operations	63	78	200	68
Retail Gas and Other Operations	8	6	26	16
Appliance Services Operations	86	76	262	219
On-Site Energy Production	981	933	2,937	2,747
Corporate and Services	150	135	488	378
Total Depreciation and Amortization	$11,425	$8,515	$33,275	$27,529

Interest Charges:
Gas Utility Operations	$4,775	$4,085	$12,953	$12,334
Wholesale Gas Operations	54	43	81	305
Retail Gas and Other Operations	66	7	123	7
On-Site Energy Production	1,292	1,133	3,694	1,479
Corporate and Services	372	136	689	575
Subtotal	6,559	5,404	17,540	14,700
Intersegment Borrowings	(283)	(106)	(634)	(397)
Total Interest Charges	$6,276	$5,298	$16,906	$14,303

Income Taxes:
Gas Utility Operations	$(2,132)	$(1,665)	$18,132	$18,051
Wholesale Gas Operations	2,145	(280)	6,794	7,553
Retail Gas and Other Operations	144	(19)	634	(40)
Retail Electric Operations	(3,375)	(309)	(2,377)	(4,289)
On-Site Energy Production	(4,457)	(1,221)	(8,812)	(1,912)
Appliance Service Operations	157	83	169	349
Corporate and Services	91	205	269	356
Total Income Taxes	$(7,427)	$(3,206)	$14,809	$20,068

Property Additions:
Gas Utility Operations	$22,855	$24,111	$81,388	$57,732
Wholesale Gas Operations	14	8	20	14
Retail Gas and Other Operations	15	0	29	14
Appliance Service Operations	50	135	124	504
On-Site Energy Production	13,958	3,980	16,122	5,338
Corporate and Services	462	77	963	242
Total Property Additions	$37,354	$28,311	$98,646	$63,844

	September 30, 2010	December 31, 2009
Identifiable Assets:
Gas Utility Operations	$1,417,270	$1,357,062
Wholesale Gas Operations	203,956	194,989
Retail Gas and Other Operations	15,016	35,506
Retail Electric Operations	33,207	13,433
On-Site Energy Production	157,232	135,288
Appliance Service Operations	19,439	18,832
Discontinued Operations	997	1,215
Corporate and Services	102,477	56,543
Subtotal	1,949,594	1,812,868
Intersegment Assets	(23,485)	(30,860)
Total Identifiable Assets	$1,926,109	$1,782,008

7.	RATES AND REGULATORY ACTIONS:

SJG is subject to the rules and regulations of the BPU.    Effective September 17, 2010, the BPU granted SJG a base rate increase of $42.1 million, which was predicated in part upon an 8.21% rate of return on rate base that included a 10.3% return on common equity. The $42.1 million includes $16.6 million of revenue previously recovered through the Conservation Incentive Program (“CIP”) and $6.8 million of revenues previously recovered through the Capital Investment Recovery Tracker (“CIRT”), resulting in incremental revenue of $18.7 million. SJG was permitted to recover regulatory assets contained in its petition and is allowed to defer certain federally mandated pipeline integrity management program costs for recovery in its next base rate case. In addition, annual depreciation expense will be reduced by $1.2 million as a result of the amortization of excess cost of removal recoveries. The BPU also authorized a Phase II of the rate proceeding to address the recovery of investment in CIRT projects not rolled into rate base in this case.

Also effective September 17, 2010, the BPU approved, on a provisional basis, the Company’s request to reduce its BGSS rates by 10.6% and its request to increase the CIP rates by 0.3%. The resulting net rate reduction will more than offset the increase in base rates resulting in a net revenue reduction of $19.1 million to SJG customers. Residential customers will benefit from a 3.4% decrease to their natural gas bills during a typical winter month. In July, the Company filed its Energy Efficiency Tracker petition requesting a 0.4% increase.  This matter is still pending.

8.	REGULATORY ASSETS & REGULATORY LIABILITIES:

There have been no significant changes to the nature of the Company’s regulatory assets and liabilities since December 31, 2009 which are described in Note 10 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2009.

Regulatory Assets consisted of the following items (in thousands):

	September 30, 2010	December 31, 2009
Environmental Remediation Costs:
Expended - Net	$39,142	$42,924
Liability for Future Expenditures	68,054	69,056
Income Taxes-Flowthrough Depreciation	1,018	1,752
Deferred Asset Retirement Obligation Costs	22,715	22,438
Deferred Gas Costs - Net	7,645	6,519
Deferred Pension and Other Postretirement Benefit Costs	70,049	71,192
Conservation Incentive Program Receivable	19,557	16,672
Societal Benefit Costs Receivable	3,090	1,872
Premium for Early Retirement of Debt	740	1,046
Other Regulatory Assets	13,467	6,991

Total Regulatory Assets	$245,477	$240,462

Regulatory Liabilities consisted of the following items (in thousands):

	September 30, 2010	December 31, 2009
Excess Plant Removal Costs	$48,758	$48,715
Other Regulatory Liabilities	2,255	1,478

Total Regulatory Liabilities	$51,013	$50,193

DEFERRED GAS COSTS – NET – Over/under collections of gas costs are monitored through SJG’s Basic Gas Supply Service Clause (BGSS) mechanism.  Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability.  Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval.  The BGSS increased from a $6.5 million regulatory asset at December 31, 2009 to a $7.6 million regulatory asset at September 30, 2010 primarily due to a change of $11.8 million in the fair value of energy related derivatives, partially offset by gas costs recovered from customers exceeding the actual cost of the commodity incurred during the first nine months of 2010 as a result of natural gas prices remaining at very low levels.

9.	PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three and nine months ended September 30, 2010 and 2009, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Service Cost	$856	$806	$2,569	$2,419
Interest Cost	2,299	2,174	6,898	6,521
Expected Return on Plan Assets	(2,100)	(1,888)	(6,301)	(5,665)
Amortizations:
Prior Service Cost	70	70	210	209
Actuarial Loss	1,188	1,351	3,563	4,053
Net Periodic Benefit Cost	2,313	2,513	6,939	7,537
Capitalized Benefit Costs	(878)	(949)	(2,632)	(2,848)
Total Net Periodic Benefit Expense	$1,435	$1,564	$4,307	$4,689

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Service Cost	$230	$223	$690	$670
Interest Cost	816	802	2,450	2,406
Expected Return on Plan Assets	(484)	(388)	(1,453)	(1,164)
Amortizations:
Prior Service Credits	(89)	(89)	(266)	(266)
Actuarial Loss	374	503	1,121	1,422
Net Periodic Benefit Cost	847	1,051	2,542	3,068
Capitalized Benefit Costs	(330)	(480)	(989)	(1,257)
Total Net Periodic Benefit Expense	$517	$571	$1,553	$1,811

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

10.	UNUSED LINES OF CREDIT:

Credit facilities and available liquidity as of September 30, 2010 were as follows (in thousands):

Company	Total Facility	Usage	Available Liquidity	Expiration Date

SJG:

Revolving Credit Facility	$100,000	$88,500	$11,500	August 2011
Line of Credit	40,000	—	40,000	August 2011
Uncommitted Bank Lines	40,000	16,800	23,200	Various

Total SJG	180,000	105,300	74,700

SJI:

Revolving Credit Facility	$200,000	$179,125	$20,875	August 2011 (A)
Uncommitted Bank Lines	70,000	35,600	34,400	Various

Total SJI	270,000	214,725	55,275

Total	$450,000	$320,025	$129,975

(A)	Includes letters of credit outstanding in the amount of $95.8 million.

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary the SJI facilities can also be used to support SJG’s liquidity needs. All committed facilities contain one financial covenant regarding the ratio of total debt to total capitalization, measured on a quarterly basis. SJI and SJG were in compliance with this covenant as of September 30, 2010. Borrowings under these credit facilities are at market rates. The weighted average borrowing cost, which changes daily, was 0.79% and 0.70% at September 30, 2010 and 2009, respectively.

11.	COMMITMENTS AND CONTINGENCIES:

GUARANTEES —   The Company has recorded a liability of $2.9 million which is included in Other Current Liabilities and Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the condensed consolidated balance sheets as of September 30, 2010 for the fair value of the following guarantees:

In April 2007, SJI guaranteed certain obligations of LVE Energy Partners, LLC (LVE), an unconsolidated joint venture in which Marina has a 50% equity interest.  LVE entered into a 25-year contract with a resort developer to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada.  LVE began construction of the facility in 2007 and expected to provide full energy services in 2010 when the resort was originally scheduled to be completed. LVE suspended construction of the district energy system and central energy center in January 2009 after the resort developer’s August 2008 announcement that it was delaying the completion of construction of the resort due to the difficult environment in the capital markets and weak economic conditions.  The resort developer had indicated that it was considering different strategies to move its project forward, including opening its project in phases and obtaining a partner, but that it was unlikely construction would resume during 2009. In October 2010, the resort developer announced that they do not expect to resume construction on the project for three to five years. They stated that they remain committed to having a significant presence on the Las Vegas Strip as part of a long-term growth strategy and continue to view this site as a major strategic asset.

The district energy system and central energy center are being financed by LVE with debt that is non-recourse to SJI. The outstanding balance of LVE’s bank debt is approximately $218.1 million as of September 30, 2010.  In September 2009, LVE reached an agreement with the banks that are financing the energy facilities to address defaults under the financing agreements. These LVE defaults were caused by the resort developer’s construction delay and the termination of an energy services agreement by a hotel operator associated with the project. As a result of these defaults, the banks had previously stopped funding the project. The terms of the new agreement require SJI and its partner in this joint venture to guaranty the payment of future interest costs by LVE through, at the latest, December 2010. SJI and its partner in this joint venture have each provided the banks with a $2.0 million irrevocable letter of credit from a bank to support this guaranty. The maximum amount of remaining LVE interest costs to be paid by SJI under this guaranty if payments are required, and SJI was the only guarantor, would be approximately $1.9 million. In addition, SJI and its partner in this joint venture each committed to provide approximately $8.9 million of additional capital as of September 2009 to cover costs related to the termination of the energy services agreement by a hotel operator and interest costs incurred since August 2008 when the resort developer suspended construction. Of this amount, $6.7 million was in the form of an irrevocable letter of credit from a bank and the remaining $2.2 million was provided in cash in 2009. These funds are in addition to the $30.4 million capital contribution obligation discussed below. In turn, the banks waived all existing defaults under the financing agreements and were relieved of their commitment to provide additional funding.  As a result of the construction delay, the district energy system and central energy center will not be completed by the fourth quarter of 2010 as originally expected and, consequently, the full amount of LVE’s debt could become due and payable in December 2010. LVE is currently in discussions with the resort developer and the banks that are financing the energy facilities to address the issues raised by the delay. LVE intends to seek additional financing to complete the facility once construction of the resort resumes. The Energy Sales Agreement between LVE and the resort developer includes a payment obligation by the resort developer to pay certain fees to LVE beginning in the fourth quarter of 2010. A portion of this payment obligation is guaranteed by the parent of the resort developer.  However, although the resort developer has acknowledged the obligation to pay certain annual fees beginning in the fourth quarter of 2010, the resort developer has indicated that they do not believe they are obligated to make a cash payment of these fees for approximately the next 12 months.  LVE and the resort developer are currently working to address issues related to these payments.  As of September 30, 2010, the Company had a net liability of approximately $13.3 million included in Other Current Liabilities and Other Noncurrent Liabilities on the condensed consolidated balance sheets related to this project, in addition to unsecured Notes Receivable – Affiliate of approximately $20.1 million due from LVE. As of September 30, 2010, SJI’s capital at risk is limited to its equity contributions, contribution obligations and the unsecured notes receivable totaling approximately $59.7 million. During the first nine months of 2010, SJI and its partner in this joint venture each provided support to LVE of approximately $5.8 million to cover project related costs.

As a result of the construction delay, management has evaluated the investment in LVE and concluded that the fair value of this investment continues to be in excess of the carrying value as of September 30, 2010.

SJI issued a performance guaranty for up to $180.0 million to the resort developer to ensure that certain construction milestones relating to the development of the thermal facility are met. As a result of achieving certain milestones, the guaranty was reduced to $94.0 million as of September 30, 2010. Concurrently, SJI is the beneficiary of a surety bond purchased by the project’s general contractor that provides security to SJI in the event of missed construction milestones. LVE has proposed a revised milestone schedule due to delays announced by the resort developer. In addition, SJI has guaranteed the obligations of LVE under certain insurance policies during the construction period.  The maximum amount that SJI could be obligated for, in the event that LVE does not have sufficient resources to make deductible payments on future claims under these insurance policies, is approximately $6.0 million.  SJI has also guaranteed certain performance obligations of LVE under the operating agreements between LVE and the resort developer, up to $20.0 million each year for the term of the agreement, commencing with the first year of operations.  SJI and its partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees.

SJI has guaranteed certain obligations of BC Landfill Energy, LLC (BCLE) and WC Landfill Energy, LLC (WCLE), unconsolidated joint ventures in which Marina has a 50% equity interest. BCLE and WCLE have entered into agreements ranging from 15-20 years with the respective county governments to lease and operate facilities that will produce electricity from landfill methane gas. Although unlikely, the maximum amount that SJI could be obligated for, in the event that BCLE and WCLE do not meet minimum specified levels of operating performance and no mitigating action is taken, or are unable to meet certain financial obligations as they become due, is approximately $4.2 million each year.  SJI and its partner in these joint ventures have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees.  SJI holds variable interests in BCLE and WCLE but is not the primary beneficiary.

SJI has guaranteed the long-term debt obligations of AC Landfill Energy, LLC (ACLE), an unconsolidated joint venture in which Marina has a 50% equity interest. ACLE has entered into a long-term agreement with a county government to lease and operate a facility that will produce electricity from landfill methane gas. Although unlikely, the maximum amount that SJI could be obligated for, in the event that ACLE is unable to meet certain financial obligations as they become due, is approximately $1.5 million.  SJI and its partner in this joint venture have entered into a reimbursement agreement that secures reimbursement for SJI of a proportionate share of any payments made by SJI on this guarantee.  SJI holds a variable interest in ACLE but is not the primary beneficiary.

As of September 30, 2010, SJI had issued approximately $5.0 million of parental guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable our subsidiary to market retail natural gas.

CAPITAL CONTRIBUTION OBLIGATION - In December 2007, Marina and its joint venture partner agreed to each contribute approximately $30.4 million of equity to LVE as part of its construction period financing. In September 2009, Marina and its joint venture partner agreed to each contribute an additional $6.7 million of equity to LVE as discussed above. These equity contributions are expected to be made within the next twelve months, and are secured by irrevocable letters of credit from a bank.

COLLECTIVE BARGAINING AGREEMENTS — Unionized personnel represent approximately 54% of our workforce at September 30, 2010. The Company has collective bargaining agreements with two unions that represent these employees: the International Brotherhood of Electrical Workers (“IBEW”) Local 1293 and the International Association of Machinists and Aerospace Workers (“IAM”) Local 76.  SJG and SJESP employees represented by the IBEW operate under a collective bargaining agreement that runs through February 2013. The remaining unionized employees represented by the IAM operate under a collective bargaining agreement that expires in August 2014.

STANDBY LETTERS OF CREDIT — As of September 30, 2010, SJI provided $95.8 million of standby letters of credit through SJI’s revolving credit facility and uncommitted bank lines. Letters of credit in the amount of $62.3 million support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance Marina’s initial thermal plant project and $8.7 million was posted to support SJI’s guaranty of LVE discussed above. The additional outstanding letters of credit total $24.8 million, and were posted to enable SJE to market retail electricity and for various construction activities. The Company also provided two additional letters of credit under separate facilities outside of the revolving credit facility. Those letters of credit consist of a $25.2 million letter of credit provided by SJG to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG’s natural gas distribution system; and a $30.7 million letter of credit provided by Marina to support a capital contribution obligation as discussed above. These letters of credit expire in August 2011 and January 2011, respectively.

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

12.	DERIVATIVE INSTRUMENTS:

Certain SJI subsidiaries are involved in buying, selling, transporting and storing natural gas and buying and selling retail electricity for their own accounts as well as managing these activities for third parties. These subsidiaries are subject to market risk on expected future purchases and sales due to commodity price fluctuations. As of September 30, 2010, the Company had outstanding derivative contracts intended to limit the exposure to market risk on 25.8 MMdts of expected future purchases of natural gas, 21.6 MMdts of expected future sales of natural gas, 2.5 MMmwh of expected future purchases of electricity and 0.1 MMmwh of expected future sales of electricity. These derivative instruments include forward contracts, futures contracts, swap agreements and options contracts.

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

The fair values of all derivative instruments, as reflected in the condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009, are as follows (in thousands):

Derivatives not designated as hedging instruments under GAAP	September 30, 2010		December 31, 2009
	Assets	Liabilities	Assets	Liabilities

Energy related commodity contracts:
Derivatives – Energy Related – Current	$40,374	$54,194	$36,512	$28,260
Derivatives – Energy Related – Non-Current	11,302	13,389	11,585	10,931
Interest rate contracts:
Derivatives - Other	—	8,738	—	3,704
Total derivatives not designated as hedging instruments under GAAP	51,676	76,321	48,097	42,895

Derivatives designated as hedging instruments under GAAP

Interest rate contracts:
Derivatives - Other	—	3,315	—	2,119
Total derivatives designated as hedging instruments under GAAP	—	3,315	—	2,119

Total Derivatives	$51,676	$79,636	$48,097	$45,014

The effect of derivative instruments on the condensed consolidated statements of income for the three and nine months ended  September 30, 2010, and 2009 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Derivatives in Cash Flow Hedging Relationships	2010	2009	2010	2009

Interest Rate Contracts:
(Losses) gains recognized in OCI on effective portion	$(391)	$(390)	$(705)	$514
Losses reclassified from accumulated OCI into income (a)	$(237)	$(192)	$(705)	$(548)
Gains or (losses) recognized in income on ineffective portion (a)	—	—	—	—

(a) Included in Interest Charges

	Three months ended September 30,		Nine months ended September 30,
Derivatives Not Designated as Hedging Instruments under GAAP	2010	2009	2010	2009

Gains (losses) on energy related commodity contracts (a)	$(1,173)	$1,541	$(19,090)	$(12,019)
(Losses) gains on interest rate contracts (b)	(412)	(300)	(1,250)	855

Total	$(1,585)	$1,241	$(20,340)	$(11,164)

(a)  Included in Operating Revenues - Non Utility

(b)  Included in Interest Charges

Net realized losses associated with SJG’s energy related financial commodity contracts of $5.5 million and $12.5 million for the three months ended September 30, 2010 and 2009, respectively, and $17.8 million and $45.2 million for the nine months ended September 30, 2010 and 2009, respectively, are not included in the above table. As of September 30, 2010 and December 31, 2009, SJG had $21.0 million and $9.2 million of unrealized losses on energy related financial commodity contracts, respectively, included in its BGSS related to open financial contracts, which are also not included in the above table.  These contracts are part of SJG’s regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to, and recoverable through, regulatory riders, any changes in the value of SJG’s energy related financial commodity contracts are deferred in Regulatory Assets or Liabilities and there is no impact to earnings.

Certain of the Company’s derivative instruments contain provisions that require immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions in the event of a material adverse change in the credit standing of the Company. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on September 30, 2010, is $37.7 million.   If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2010, the Company would have been required to settle the instruments immediately or post collateral to its counterparties of approximately $27.1 million after offsetting asset positions with the same counterparties under master netting arrangements.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category as of September 30, 2010 is as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$6,297	$6,297	$—	$—
Derivatives – Energy Related Assets (B)	51,676	32,068	17,512	2,096
	$57,973	$38,365	$17,512	$2,096

Liabilities
Derivatives – Energy Related Liabilities (B)	$67,583	$30,892	$14,355	$22,336
Derivatives – Other (C)	12,053	—	12,053	—
	$79,636	$30,892	$26,408	$22,336

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

The changes in fair value measurements of Derivatives – Energy Related Assets and Liabilities for the three and nine months ended  September  30, 2010, using significant unobservable inputs (Level 3), are as follows (in thousands):

	Three Months	Nine Months
Balance at beginning of period	$(11,395)	$(10,299)
Total gains and losses (realized/unrealized) included in earnings	(10,798)	(16,229)
Transfers in and/or out of Level 3, net	-	-
Settlements	1,953	6,288

Balance at September 30, 2010	$(20,240)	$(20,240)

Total losses for 2010 included in earnings that are attributable to the change in unrealized losses relating to those assets and liabilities still held as of September 30, 2010, is $16.2 million.  These losses are included in Operating Revenues-Nonutility on the condensed consolidated statements of income.

14.	AVAILABLE–FOR–SALE SECURITIES:

The Company's portfolio of investments consists of five highly diversified funds which are not used for working capital purposes. These funds are in an unrealized loss position as of September 30, 2010. Due to the nature of the underlying securities, these funds as a whole are susceptible to changes in the economy and have been adversely affected by the economic slowdown, particularly during the fourth quarter of 2008 when certain investments became impaired. The Company has evaluated the near-term prospects of the overall funds in relation to the severity and duration of the impairment. Based on that evaluation, the Company recorded an insignificant impairment loss during the fourth quarter of 2008. The Company does not intend to sell the remaining funds, and it is more likely than not that it will not have to sell the remaining funds before recovery of its’ cost basis. The Company does not consider these remaining investments to be other-than-temporarily impaired at September 30, 2010.

The following table shows the gross unrealized losses and fair value of the Company's Available-for-Sale Securities with unrealized losses that are not deemed to be other-than-temporarily impaired (in thousands), aggregated by length of time that the individual funds have been in a continuous unrealized loss position at September 30, 2010.

	Less than 12 Months		Greater Than 12 Months		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Marketable Equity Securities	$-	$-	$3,086	$482	$3,086	$482

As of September 30, 2010 and December 31, 2009, the total losses for securities with net losses included in Accumulated Other Comprehensive Loss was $0.3 million.  As of September 30, 2010 and December 31, 2009, securities with net gains included in Accumulated Other Comprehensive Loss was $0.3 million and $0.1 million, respectively.

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

Net Income attributable to SJI for the three months ended September 30, 2010 increased $3.2 million, or 169.8% to $1.3 million compared to the three months ended September 30, 2009 primarily as a result of the following:

·
The income contribution from SJE for the three months ended September 30, 2010 decreased $4.2 million to a net loss of $4.7 million due primarily to the change in unrealized gains and losses on derivatives used to mitigate price risk on electric as discussed under Operating Revenues – Nonutility below.

·
The income contribution from SJRG for the three months ended September 30, 2010 increased $3.3 million to $2.9 million due primarily to the change in unrealized gains and losses on derivatives used by SJRG to mitigate natural gas commodity price risk, as discussed above.

·
The increase in the income tax benefit of $3.6 million during the three months ended September 30, 2010 compared to the three months ended September 30, 2009 due to the impact of the investment tax credit available on renewable energy facilities at Marina.

Net Income attributable to SJI for the nine months ended September 30, 2010 increased $6.6 million, or 18.9% to $41.3 million compared to the nine months ended September 30, 2009 primarily as a result of the following:

·
The income contribution from SJE for the nine months ended September 30, 2010 increased $3.6 million to a net loss of $2.6 million due primarily to the change in unrealized gains and losses on derivatives used to mitigate price risk on electric as discussed under Operating Revenues – Nonutility below.

·
The income contribution from SJRG for the nine months ended September 30, 2010 decreased $1.3 million to $9.5 million due primarily to the change in unrealized gains and losses on derivatives used by SJRG to mitigate natural gas commodity price risk, as discussed above.

·
The decrease in the effective tax rate in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 due to the impact of the investment tax credit available on renewable energy facilities at Marina, which results in a $5.6 million decrease in income taxes.

These changes are also discussed in more detail below.

The following tables summarize the composition of selected SJG data for the three and nine months ended September 30 (in thousands, except for degree day data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Utility Throughput – dth:
Firm Sales -
Residential	1,506	1,706	15,246	16,070
Commercial	627	673	3,955	4,319
Industrial	28	26	200	231
Cogeneration & Electric Generation	701	176	1,101	278
Firm Transportation -
Residential	136	139	1,325	1,410
Commercial	617	647	4,067	4,132
Industrial	3,036	2,906	9,379	8,875
Cogeneration & Electric Generation	1,638	799	4,634	1,518

Total Firm Throughput	8,289	7,072	39,907	36,833

Interruptible Sales	8	-	51	4
Interruptible Transportation	402	492	1,256	1,700
Off-System	969	544	4,006	4,309
Capacity Release	12,337	10,560	31,729	28,023

Total Throughput - Utility	22,005	18,668	76,949	70,869

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Utility Operating Revenues:
Firm Sales -
Residential	$28,745	$33,929	$198,105	$243,212
Commercial	8,743	9,129	45,228	53,663
Industrial	435	309	2,436	2,637
Cogeneration & Electric Generation	4,480	1,267	7,164	2,312
Firm Transportation -
Residential	1,212	1,090	7,168	7,413
Commercial	2,662	2,449	14,505	13,435
Industrial	4,155	3,638	12,806	10,841
Cogeneration & Electric Generation	1,098	681	3,816	1,474

Total Firm Revenues	51,530	52,492	291,228	334,987

Interruptible Sales	118	(16)	756	79
Interruptible Transportation	410	465	1,308	1,551
Off-System	4,525	1,904	20,071	23,154
Capacity Release	358	1,171	1,088	3,594
Other	199	289	749	888

	57,140	56,305	315,200	364,253
Less Intercompany Sales	(301)	(347)	(1,119)	(3,731)

Total Utility Operating Revenues	56,839	55,958	314,081	360,522

Less:
Cost of Sales	28,534	31,377	168,531	223,876
Conservation Recoveries*	1,025	1,247	5,398	6,636
RAC Recoveries*	1,741	1,210	5,222	3,627
EET Recoveries*	426	81	964	81
Revenue Taxes	862	923	5,709	6,264
Utility Margin	$24,251	$21,120	$128,257	$120,038

Margin:
Residential	$12,806	$12,699	$72,889	$74,836
Commercial and Industrial	6,673	6,325	28,395	28,779
Cogeneration and Electric Generation	916	875	2,304	1,750
Interruptible	25	8	139	96
Off-system & Capacity Release	85	208	462	1,108
Other Revenues	467	859	1,458	2,075
Margin Before Weather Normalization & Decoupling	20,972	20,974	105,647	108,644
CIRT Mechanism	2,505	551	7,067	926
CIP Mechanism	733	(409)	15,425	10,464
EET Mechanism	41	4	118	4
Utility Margin	$24,251	$21,120	$128,257	$120,038

Degree Days:	3	34	2,782	3,033

*Represents expenses for which there is a corresponding credit in operating revenues.  Therefore, such recoveries have no impact on our financial results.

Throughput - Total gas throughput increased 3.3 MMdts, or 17.9%, for the three months ended September 30, 2010, compared to the same period in 2009. Total gas throughput increased 6.1 MMdts, or 8.6%, for the nine months ended September 30, 2010, compared with the same period in 2009.  The majority of the increase is attributable to higher capacity release, which increased by 1.8 MMdts and 3.7 MMdts during the three and nine months ended September 30, 2010, respectively, as reflected in the table above.  Higher capacity release throughput was the result of increased capacity made available during 2010 when the weather was 8.3% warmer than 2009. In addition, cogeneration and electric generation sales and transportation throughput increased on a year-to-date basis.  As the summer of 2010 was one of the hottest on record, higher electric consumption for air conditioning drove the demand for greater natural gas consumption by the region’s electric utility.  In the cogeneration market, a significant increase in transportation throughput was realized as a single customer increased its contract significantly to shift supply from its pipeline supplier to SJG.

Conservation Incentive Program (CIP) - Utility - The effects of the CIP on SJG’s net income for the three and nine months ended September 30, 2010 and 2009 and the associated weather comparisons were as follows ($’s in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net Income Benefit:
CIP – Weather Related	$-	$-	$2.3	$(0.1)
CIP – Usage Related	0.4	(0.2)	6.8	6.3
Total Net Income Benefit	$0.4	$(0.2)	$9.1	$6.2

Weather Compared to 20-Year Average	93.8% warmer	30.5% warmer	8.1% warmer	0.2% colder
Weather Compared to Prior Year	91.2% warmer	85.3% colder	8.3% warmer	10.2% colder

Operating Revenues  - Utility -    SJG’s revenues increased $0.9 million during the three months ended September 30, 2010 compared with the same period in the prior year.  While firm sales revenue to residential and commercial markets decreased substantially during the third quarter of 2010 versus the third quarter of 2009, higher electric generation and Off-System Sales (OSS) more than offset this decrease.  The residential and commercial sales revenue decrease was primarily the result of a lower Basic Gas Supply Service (BGSS) rate in effect during 2010 and lower sales volume as reflected in the “Throughput” table above.  The BGSS rate had been reduced 21% in October 2009 to address lower natural gas costs experienced in 2009 and forecasted through 2010.  While changes in gas costs and BGSS recoveries may fluctuate from period to period, SJG does not profit from the sale of the commodity.  Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on Company profitability, as further discussed under “Margin.” The impact of the BGSS on revenue was offset by a $2.6 million increase in OSS during the third quarter of 2010 versus the third quarter of 2009, before eliminating intercompany transactions, as both sales volume and unit sales prices increased during the quarter.    As reflected in the Margin table above, the impact of the higher OSS did not have a material impact on the earnings of the Company, as SJG is required to share 85% of the profits of such activity with the ratepayers.  As discussed under “Throughput” above, electric generation sales also rose due to the extremely hot weather and contributed an additional $3.2 million to revenue over the third quarter of 2009.

SJG’s revenues decreased $46.4 million during the nine months ended September 30, 2010 compared with the same period in the prior year.  Firm revenues decreased $43.8 million, or 13.1%, before eliminating intercompany transactions, primarily as a result of a lower BGSS rate in effect during 2010. As discussed above, such changes in gas costs and BGSS recoveries have no impact on Company profitability. There was also a $3.1 million decrease in OSS, before eliminating intercompany transactions, during the first nine months of 2010 versus 2009.  This decrease was primarily related to a reduction in SJG’s portfolio of assets available for such activities under the provisions of the CIP, as discussed under “Rates and Regulation” in Item 7 of SJG’s Form 10-K for the year ended December 31, 2009.  As reflected in the Margin table above, the impact of lower OSS did not have a material impact on the earnings of the Company, as SJG is required to share 85% of the profits of such activity with the ratepayers.

Operating Revenues — Nonutility -  Combined revenues for SJI’s nonutility businesses, net of intercompany transactions, increased by $32.7 million and $64.3 million, or 46.0% and 24.4%, in the three and nine months ended September 30, 2010, respectively, compared with the same periods in 2009.

SJE’s revenues from retail gas, net of intercompany transactions, increased by $3.6 million and $3.4 million, or 17.7% and 4.2%, for the three and nine months ended September 30, 2010, respectively, compared with the same periods in 2009 due mainly to an increase in sales volumes due to commercial and large volume customer acquisitions and a 29.2% and 17.8% increase in the average monthly NYMEX settle price for the comparative periods.    As of September 30, SJE was serving the following number of retail gas customers:

	2010	2009
Residential	7,649	9,184
Commercial & Large Volume	970	928

Sales volumes for the comparative periods were as follows (in decatherms):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Residential	42,057	52,688	473,792	597,181
Commercial & Large Volume	3,986,300	3,548,570	12,920,992	11,338,360

SJE’s revenues from retail electricity, net of intercompany transactions, increased $9.0 million and $64.5 million, or 27.3% and 101.9%, for the three and nine months ended September 30, 2010, respectively, compared with the same periods in 2009. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $8.0 million and $(3.2) million, revenues increased $17.0 million and $61.3 million, or 50.4% and 81.0% for the three and nine months ended September 30, 2010, respectively, compared with the same periods in 2009.  A summary of SJE’s revenues from retail electricity is as follows (in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
SJE Retail Electric Revenue	$42.1	$33.1	$9.0	$127.8	$63.3	$64.5
Add: Unrealized Losses (Subtract: Unrealized Gains)	8.9	0.9	8.0	9.3	12.5	(3.2)
SJE Retail Electric Revenue, Excluding Unrealized Losses (Gains)	$51.0	$34.0	$17.0	$137.1	$75.8	$61.3

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

SJRG’s revenues, net of intercompany transactions, increased $17.4 million and decreased $6.9 million, for the three and nine months ended September 30, 2010, respectively, compared with the same periods in 2009. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts of $(5.0) million and $10.6 million, respectively, due to price volatility, SJRG’s revenues increased $12.4 million and $3.7 million for the three and nine months ended September 30, 2010, respectively. A summary of SJRG’s revenue for the three and nine months ended September 30 is as follows (in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
SJRG Revenue	$21.7	$4.3	$17.4	$71.2	$78.1	$(6.9)
Add: Unrealized Losses (Subtract: Unrealized Gains)	(7.4)	(2.4)	(5.0)	10.0	(0.6)	10.6
SJRG Revenue, Excluding Unrealized Losses (Gains)	$14.3	$1.9	$12.4	$81.2	$77.5	$3.7

The increase in revenue was driven by an increase in storage volumes sold of 29.1% and 26.4% for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. As discussed in Note 1 to the Consolidated Financial Statements in Item 8 of SJI’s Report on Form 10-K as of December 31, 2009, revenues and expenses related to the energy trading activities of SJRG are presented on a net basis in Operating Revenues – Nonutility.

Revenues for Marina increased $1.5 million and $1.3 million, or 15.5% and 4.6%, for the three and nine months ended September 30, 2010, respectively compared with the same periods in the prior year. Revenues increased as a result of two new projects that came on line in the latter stages of 2009 and higher chilled water demand at The Borgata, driven by improved occupancy rates and significantly warmer temperatures in 2010 compared with 2009. The impact of these factors was offset by the deconsolidation of ACLE and WCLE as discussed in Note 1 to the condensed consolidated financial statements.

Revenues for SJESP increased $1.1 million and $1.2 million, or 28.6% and 9.1%, in the three and nine months ended September 30, 2010, respectively, compared with the same periods in 2009 due mainly to additional installation jobs fueled by the availability of state stimulus incentives which was partially offset by revenues from a large commercial installation job recorded in 2009.

Margin – Utility — SJG’s margin is defined as natural gas revenues less natural gas costs; volumetric and revenue based energy taxes; and regulatory rider expenses. SJG believes that margin provides a more meaningful basis for evaluating utility operations than revenues since natural gas costs, regulatory rider expenses and related energy taxes are passed through to customers, and therefore, they have no effect on margin. Natural gas costs are charged to operating expenses on the basis of therm sales at the prices approved by the New Jersey Board of Public Utilities through SJG’s BGSS tariff.

Total  margin increased $3.1 million, or 14.8%, for the three months ended September 30, 2010, compared with the same period in 2009 due to customer additions and profits earned through the Company’s Capital Investment Recovery Tracker (CIRT).   The CIRT was approved by the BPU in April 2009 and allows the Company to accelerate certain capital spending and also earn a return of, and a return on, investment at the time the investment is made. The CIRT added $2.5 million of pre-tax margin in the third quarter of 2010, compared with $0.6 million in the same period of 2009.

Total margin increased $8.2 million, or 6.8% for the nine months ended September 30, 2010 compared with the same period in 2009 primarily due to customer additions and profits earned through the Company’s CIRT, as noted above.  The CIRT added $7.1 million of pre-tax margin in the first nine months of 2010, compared with $0.9 million in the same period last year.  Partially offsetting these increases were lower margins from OSS and capacity release, primarily in the first quarter of 2010.

The CIP protected $15.4 million of pre-tax margin in the nine months of 2010 that would have been lost due to lower customer usage, compared with $10.5 million in the same period last year.  Of these amounts, $3.9 million and $(0.2) million were related to weather variations and $11.5 million and $10.7 million were related to other customer usage variations in 2010 and 2009, respectively.

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

For the three and nine months ended September 30, 2010, combined gross margins for the nonutility businesses, net of intercompany transactions, increased $0.2 million and $3.7 million to $7.5 million and $39.5 million, respectively, compared with the same periods in 2009. This increase is primarily due to the following:

●
Gross margin for SJRG increased $6.0 million and decreased $1.5 million for the three and nine months ended September 30, 2010, respectively, compared with the same periods of 2009. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts as discussed above, gross margin for SJRG increased $1.1 million and $9.5 million for the three and nine months ended September 30, 2010, respectively, due mainly to the timing of realized hedge gains and losses related to our storage assets.  Storage assets allow SJRG to lock in the differential between purchasing natural gas at low current prices and selling equivalent quantities at higher future prices. Gross margin is generated via seasonal pricing differentials. While this margin will be attained over the transaction cycle, the timing of physical injections and withdraws and related hedge settlements can cause earnings fluctuations for accounting purposes due to the volatile nature of wholesale gas prices. During the injection season of 2009, NYMEX prices decreased significantly. Typical to our business cycle, we entered into financial hedges designed to protect our ultimate injection prices at a time when NYMEX prices were relatively high. These contracts settled in the injection months when the NYMEX had fallen considerably and thus produced significant realized hedge losses which were recorded into earnings. During this period we purchased less expensive physical gas that was injected into storage. During the injection season of 2010 the impact of realized hedge gains/losses recorded into earnings was not significant.

●
Gross Margin for Marina increased $0.4 million and decreased $1.0 million for the three and nine months ended September 30, 2010, respectively, compared with the same periods of 2009. Gross margin as a percentage of Operating Revenues decreased 4.0 percentage points and 6.0 percentage points for the same periods due mainly to the deconsolidation of ACLE and WCLE as discussed in Note 1 to the condensed consolidated financial statements and an increase in low-margin electric sales to Borgata during the nine month period. As per our contract, the billing rates are designed to recover the underlying commodity costs over time. However during interim periods, certain components of the underlying commodity costs are not adjusted proportionately.

●
Gross margin from SJE’s retail gas sales increased $0.7 million and $0.9 million for the three and nine months ended September 30, 2010, respectively, compared with the same periods in 2009 due mainly to incremental margins from new customers acquired in our Pennsylvania retail book which was partially offset by the impact of lower New Jersey customer counts (See Operating Revenues – Nonutility). Gross margin as a percentage of Operating Revenues increased 1.0 percentage points and 1.7 percentage points for the three and nine months ended September 30, 2010, respectively, compared with the same periods in 2009 as we were able to secure higher margins on most of our new customers.

●
Gross margin from SJE’s retail electricity sales decreased $7.6 million and increased $4.7 million for the three and nine months ended September 30, 2010, respectively, compared with the same periods of 2009. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts as discussed above, gross margin increased $0.5 million and $1.6 million in the three and nine months ended September 30, 2010, respectively, compared with the same period in 2009. The increases were mainly due to the impact of the school bid as mentioned in Operating Revenues – Nonutility and the addition of several commercial and industrial customers. Excluding the impact of the unrealized gains and losses, gross margin as a percentage of Operating Revenues did not change significantly.

●
Gross margin for SJESP increased $0.7 million and $0.5 million for the three and nine months ended September 30, 2010 compared with the same periods in 2009.  Gross margin as a percentage of Operating Revenues increased 3.6 percentage points for the three months ended September 30, 2010 compared with the same period in 2009 due to higher margins on additional installation jobs completed as mentioned in Operating Revenues – Nonutility. Gross margin as a percentage of Operating Revenues did not change significantly for the nine months ended September 30, 2010 compared with the same period in 2009.

Operations Expense — A summary of net changes in operations expense, for the three and nine months ended September 30, follows (in thousands):

	Three Months Ended September 30, 2010 vs. 2009	Nine Months Ended September 30, 2010 vs. 2009

Utility	$1,232	$2,157
Nonutility:
Wholesale Gas	338	874
Retail Gas and Other	413	(5)
Retail Electricity	(56)	173
On-Site Energy Production	(502)	(980)
Appliance Service	420	800
Total Nonutility	613	862
Intercompany Eliminations and Other	88	(40)
Total Operations	$1,933	$2,979

Utility operations expense increased $1.2 million and $2.2 million for the three and nine months ended September 30, 2010, as compared with the same periods in 2009.  The increase is primarily due to increases in governance, compliance and employee compensation costs.

Nonutility operations expense increased $0.6 million and $0.9 million for the three and nine months ended September 30, 2010, respectively, as compared with the same periods in 2009. The increase is primarily due to additional personnel, governance and compliance costs incurred to support continued growth. These increases were partially offset by the impact of the deconsolidation of ACLE and WCLE, as discussed in Note 1 to the condensed consolidated financial statements.

Other changes in operations expense during 2010 were not significant.

Other Operating Expenses —Changes in other consolidated operating expenses which consist of Maintenance, Depreciation, and Energy and Other Taxes for the three and nine months ended September 30, 2010, respectively, compared with the same periods in 2009, were not significant.

Other Income Other income and expense increased $0.4 million and $1.5 million during the three and nine months ended September 30, 2010, respectively, compared with the same periods in 2009 primarily due to higher interest income charged for notes receivable advances to affiliates, partially offset by an agreement reached with the FERC to resolve an outstanding dispute as disclosed in the Company’s Form 8-K filed on September 28, 2010.

Interest Charges –    Interest charges increased by $1.0 million and $2.6 million for the three and nine months ended September 30, 2010, respectively, compared with the same periods in 2009, primarily due to higher average levels of short -term debt during 2010, and $60 million in aggregate principal amount of long-term debt issued at SJG.  The effect of higher average levels of short and long-term debt outstanding was partially offset by the impact of lower short-term interest rates during the first nine months of 2010 as compared to 2009.

Income Taxes –The income tax benefit increased by $4.2 million for the three months ended September 30, 2010, and the income tax expense decreased by $5.3 million for the nine months ended September 30, 2010, as compared to the same periods in the prior year. The effective tax rate decreased from 36.7% in the nine months ended September 30, 2009 to 26.3% in the nine months ended September 30, 2010.  This decrease is primarily due to the impact of the investment tax credit available on renewable energy facilities at Marina.

Equity in Earnings of Affiliated Companies – Equity in earnings of affiliated companies decreased by $0.6 million and $2.2 million for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. This decrease in equity in earnings of affiliated companies is primarily due to unrealized losses on interest rate swaps at LVE.

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

Cash Flows from Operating Activities — Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $120.8 million and $121.6 million in the first nine months of 2010 and 2009, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries.  Operating activities in the first nine months of 2010 produced slightly less net cash than the same period in 2009.  Due to continued lower gas prices, inventory balances were virtually unchanged over the nine month period while higher customer collections resulted in lower customer receivable balances in 2010 as compared with 2009.  In addition, payments associated with our gas trading activities decreased significantly compared to the prior year period as we purchased more gas in the spot market to take advantage of lower prices.  These benefits were offset by higher tax payments during the third quarter of 2010 as compared with 2009.

Cash Flows from Investing Activities — SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. Net cash outflows for capital expenditures, which are primarily construction projects, for the first nine months of 2010 and 2009 amounted to $101.6 million and $61.3 million, respectively. We estimate the net cash outflows for construction projects for fiscal years 2010, 2011 and 2012 to be approximately $171.0 million, $58.5 million and $58.3 million, respectively.  For capital expenditures, including those under SJG’s CIRT, the Company will use short-term borrowings under lines of credit from commercial banks to finance capital expenditures as incurred. From time to time, the Company will refinance the short-term debt incurred to support capital expenditures with long-term debt.

In support of its risk management activities, the Company is required to maintain margin accounts with selected counterparties as collateral for its forward contracts, swap agreements, options contracts and futures contracts. These margin accounts are included in Restricted Investments or Margin Account Liability, depending upon the value of the related contracts (the change in the Margin Account Liability is reflected in cash flows from Operating Activities) on the condensed consolidated balance sheets. The required amount of restricted investments changes on a daily basis due to fluctuations in the market value of the related outstanding contracts and are difficult to predict. Margin posted by the Company increased by $21.8 million in the first nine months of 2010, compared with a decrease of $29.0 million in the same period of 2009.

During the nine months ended September 30, 2010 and 2009, the Company provided advances to unconsolidated affiliates of $61.8 million and $11.6 million, respectively. The purpose of the advances was to develop several energy production facilities, to cover certain project related costs of LVE Energy Partners, LLC (See Commitments and Contingencies), and to provide working capital for the commodity marketing operation.

Cash Flows from Financing Activities — Short-term borrowings under lines of credit from commercial banks are used to supplement cash flows from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, short-term debt incurred to finance capital expenditures is refinanced with long-term debt.

Credit facilities and available liquidity as of September 30, 2010 were as follows (in thousands):

Company	Total Facility	Usage	Available Liquidity	Expiration Date

SJG:

Revolving Credit Facility	$100,000	$88,500	$11,500	August 2011
Line of Credit	40,000	—	40,000	August 2011
Uncommitted Bank Lines	40,000	16,800	23,200	Various

Total SJG	180,000	105,300	74,700

SJI:
Revolving Credit Facility	$200,000	$179,125	$20,875	August 2011 (A)
Uncommitted Bank Lines	70,000	35,600	34,400	Various

Total SJI	270,000	214,725	55,275

Total	$450,000	$320,025	$129,975

(A)	Includes letters of credit outstanding in the amount of $95.8 million.

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary the SJI facilities can also be used to support SJG’s liquidity needs. All committed facilities contain one financial covenant regarding the ratio of total debt to total capitalization, measured on a quarterly basis. SJI and SJG were in compliance with this covenant as of September 30, 2010. Borrowings under these credit facilities are at market rates. The weighted average borrowing cost, which changes daily, was 0.79% and 0.70% at September 30, 2010 and 2009, respectively.  Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business’ future liquidity needs.

SJI supplements its operating cash flow and credit lines with both debt and equity capital. Over the years, SJG has used long-term debt, primarily in the form of First Mortgage Bonds and Medium Term Notes (MTN), secured by the same pool of utility assets, to finance its long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment. In September 2009, SJG received approval from the New Jersey Board of Public Utilities to issue up to $150.0 million of MTNs through September 2011.  In March and June 2010, SJG issued $15.0 million and $45.0 million aggregate principal amounts, respectively, of its MTNs under private placements.  In September 2010, SJG entered in an arrangement to issue Medium Term Notes under a private placement in an aggregate principal amount of $55.0 million.  SJG expects to issue this debt by the end of the fourth quarter of 2010.  No other long-term debt was issued during the nine months ended September 30, 2010 and 2009.

 SJI’s capital structure was as follows:

	As of September 30, 2010	As of December 31, 2009

Equity	46.9%	50.0%
Long-Term Debt (including current portion)	34.2	32.0
Short-Term Debt	18.9	18.0
Total	100.0%	100.0%

SJI has paid dividends on its common stock for 58 consecutive years and has increased that dividend each year for the last ten years.  The Company currently looks to grow that dividend by at least 6% to 7% per year and has a targeted payout ratio of between 50% and 60%.  In setting the dividend rate, the Board of Directors of SJI considers future earnings expectations, payout ratio, and dividend yield relative to those at peer companies, as well as returns available on other income-oriented investments.  However, there can be no assurance that the Company will be able to continue to increase the dividend, meet the targeted payout ratio or pay a dividend at all in the future.

COMMITMENTS AND CONTINGENCIES:

SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, working capital, and for environmental remediation costs. Cash outflows for capital expenditures for the first nine months of 2010 amounted to $101.6 million. Management estimates net cash outflows for construction projects for 2010, 2011 and 2012, to be approximately $171.0 million, $58.5 million and $58.3 million, respectively. Costs for remediation projects, net of insurance reimbursements, for the first nine months of 2010 amounted to net cash outflows of $2.1 million. Total cash outflows for remediation projects are expected to be $6.9 million, $19.7 million and $13.5 million for 2010, 2011 and 2012, respectively.  As discussed in Notes 9 and 14 to the Consolidated Financial Statements in Item 8 of SJI’s 10-K as of December 31, 2009, certain environmental costs are subject to recovery from insurance carriers and ratepayers.

As of September 30, 2010, SJI provided $95.8 million of standby letters of credit through SJI’s revolving credit facility and uncommitted bank lines. Letters of credit in the amount of $62.3 million support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance Marina’s initial thermal plant project and $8.7 million was posted to support SJI’s guaranty of LVE discussed below. The additional outstanding letters of credit total $24.8 million, and were posted to enable SJE to market retail electricity and for various construction activities. The Company also provided two additional letters of credit under separate facilities outside of the revolving credit facility. Those letters of credit consist of a $25.2 million letter of credit provided by SJG to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG’s natural gas distribution system; and a $30.7 million letter of credit provided by Marina to support a capital contribution obligation as discussed below. These letters of credit expire in August 2011 and January 2011, respectively.

There were no significant changes to the Company’s contractual obligations described in Note 14 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2009, except for commodity supply purchase obligations which increased by approximately $166.3 million in total since December 31, 2009, due to the origination of new contracts during the nine months ended  September 2010, and for the principal and interest obligations related to the $60.0 million of long-term debt issued during 2010, along with $36.3 million in construction related obligations.

Off-Balance Sheet Arrangements– An off-balance sheet arrangement is any contractual arrangement involving an unconsolidated entity under which the company has either made guarantees, or has certain other interests or obligations.

The Company has recorded a liability of $2.9 million which is included in Other Current Liabilities and Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the condensed consolidated balance sheets as of September 30, 2010 for the fair value of the following guarantees:

In April 2007, SJI guaranteed certain obligations of LVE Energy Partners, LLC (LVE), an unconsolidated joint venture in which Marina has a 50% equity interest.  LVE entered into a 25-year contract with a resort developer to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada.  LVE began construction of the facility in 2007 and expected to provide full energy services in 2010 when the resort was originally scheduled to be completed. LVE suspended construction of the district energy system and central energy center in January 2009 after the resort developer’s August 2008 announcement that it was delaying the completion of construction of the resort due to the difficult environment in the capital markets and weak economic conditions.  The resort developer had indicated that it was considering different strategies to move its project forward, including opening its project in phases and obtaining a partner, but that it was unlikely construction would resume during 2009. In October 2010, the resort developer announced that they do not expect to resume construction on the project for three to five years. They stated that they remain committed to having a significant presence on the Las Vegas Strip as part of a long-term growth strategy and continue to view this site as a major strategic asset.

The district energy system and central energy center are being financed by LVE with debt that is non-recourse to SJI. The outstanding balance of LVE’s bank debt is approximately $218.1 million as of September 30, 2010.  In September 2009, LVE reached an agreement with the banks that are financing the energy facilities to address defaults under the financing agreements. These LVE defaults were caused by the resort developer’s construction delay and the termination of an energy services agreement by a hotel operator associated with the project. As a result of these defaults, the banks had previously stopped funding the project. The terms of the new agreement require SJI and its partner in this joint venture to guaranty the payment of future interest costs by LVE through, at the latest, December 2010. SJI and its partner in this joint venture have each provided the banks with a $2.0 million irrevocable letter of credit from a bank to support this guaranty. The maximum amount of remaining LVE interest costs to be paid by SJI under this guaranty if payments are required, and SJI was the only guarantor, would be approximately $1.9 million. In addition, SJI and its partner in this joint venture each committed to provide approximately $8.9 million of additional capital as of September 2009 to cover costs related to the termination of the energy services agreement by a hotel operator and interest costs incurred since August 2008 when the resort developer suspended construction. Of this amount, $6.7 million was in the form of an irrevocable letter of credit from a bank and the remaining $2.2 million was provided in cash in 2009. These funds are in addition to the $30.4 million capital contribution obligation discussed below. In turn, the banks waived all existing defaults under the financing agreements and were relieved of their commitment to provide additional funding. As a result of the construction delay, the district energy system and central energy center will not be completed by the fourth quarter of 2010 as originally expected and, consequently, the full amount of LVE’s debt could become due and payable in December 2010. LVE is currently in discussions with the resort developer and the banks that are financing the energy facilities to address the issues raised by the delay. LVE intends to seek additional financing to complete the facility once construction of the resort resumes. The Energy Sales Agreement between LVE and the resort developer includes a payment obligation by the resort developer to pay certain fees to LVE beginning in the fourth quarter of 2010. A portion of this payment obligation is guaranteed by the parent of the resort developer.  However, although the resort developer has acknowledged the obligation to pay certain annual fees beginning in the fourth quarter of 2010, the resort developer has indicated that they do not believe they are obligated to make a cash payment of these fees for approximately the next 12 months.  LVE and the resort developer are currently working to address issues related to these payments.  As of September 30, 2010, the Company had a net liability of approximately $13.3 million included in Other Current Liabilities and Other Noncurrent Liabilities on the condensed consolidated balance sheets related to this project, in addition to unsecured Notes Receivable – Affiliate of approximately $20.1 million due from LVE. As of September 30, 2010, SJI’s capital at risk is limited to its equity contributions, contribution obligations and the unsecured notes receivable totaling approximately $59.7 million. During the first nine months of 2010, SJI and its partner in this joint venture each provided support to LVE of approximately $5.8 million to cover project related costs.

As a result of the construction delay, management has evaluated the investment in LVE and concluded that the fair value of this investment continues to be in excess of the carrying value as of September 30, 2010.

SJI issued a performance guaranty for up to $180.0 million to the resort developer to ensure that certain construction milestones relating to the development of the thermal facility are met. As a result of achieving certain milestones, the guaranty was reduced to $94.0 million as of September 30, 2010. Concurrently, SJI is the beneficiary of a surety bond purchased by the project’s general contractor that provides security to SJI in the event of missed construction milestones. LVE has proposed a revised milestone schedule due to delays announced by the resort developer. In addition, SJI has guaranteed the obligations of LVE under certain insurance policies during the construction period.  The maximum amount that SJI could be obligated for, in the event that LVE does not have sufficient resources to make deductible payments on future claims under these insurance policies, is approximately $6.0 million.  SJI has also guaranteed certain performance obligations of LVE under the operating agreements between LVE and the resort developer, up to $20.0 million each year for the term of the agreement, commencing with the first year of operations.  SJI and its partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees.

SJI has guaranteed certain obligations of BC Landfill Energy, LLC (BCLE), and WC Landfill Energy, LLC (WCLE), unconsolidated joint venture’s in which Marina has a 50% equity interest.  BCLE and WCLE have entered into agreements with the respective county governments to lease and operate facilities that will produce electricity from landfill methane gas.    Although unlikely, the maximum amount that SJI could be obligated for, in the event that BCLE and WCLE do not meet minimum specified levels of operating performance and no mitigating action is taken, or are unable to meet certain financial obligations as they become due, is approximately $4.2 million each year.  SJI and its partner in these joint ventures have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees.  SJI holds variable interests in BCLE and WCLE but is not the primary beneficiary.

SJI has guaranteed the long-term debt obligations of AC Landfill Energy, LLC (ACLE), an unconsolidated joint venture in which Marina has a 50% equity interest. ACLE has entered into a long-term agreement with a county government to lease and operate a facility that will produce electricity from landfill methane gas. Although unlikely, the maximum amount that SJI could be obligated for, in the event that ACLE is unable to meet certain financial obligations as they become due, is approximately $1.5 million.  SJI and its partner in this joint venture have entered into a reimbursement agreement that secures reimbursement for SJI of a proportionate share of any payments made by SJI on this guarantee.  SJI holds a variable interest in ACLE but is not the primary beneficiary.

As of September 30, 2010, SJI had issued approximately $5.0 million of parental guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable our subsidiary to market retail natural gas.

Capital Contribution Obligation - In December 2007, Marina and its joint venture partner agreed to each contribute approximately $30.4 million of equity to LVE as part of its construction period financing.  In September 2009, Marina and its joint venture partner agreed to each contribute an additional $6.7 million of equity to LVE as discussed above. These equity contributions are expected to be made within the next twelve months, and are secured by irrevocable letters of credit from a bank.

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

SJI has entered into certain contracts to buy, sell, and transport natural gas and to buy and sell retail electricity. For those derivatives not designated as hedges, we recorded the net unrealized pre-tax loss of $1.2 million and a pre-tax gain of  $1.5 million in earnings during the three months ended September 30, 2010 and 2009, respectively, and the net unrealized pre-tax loss of  $19.1 million and $12.0 million during the nine months ended September 30, 2010 and 2009, respectively, which are included with realized gains and losses in Operating Revenues — Nonutility.    The fair value and maturity of these energy-trading contracts determined under the mark-to-market method as of September 30, 2010 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 -3 Years	Maturity Beyond 3 Years	Total
Prices actively quoted	$26,678	$5,386	$4	$32,068
Prices provided by other external sources	12,835	4,638	39	17,512
Prices based on internal models or other valuation methods	861	1,093	142	2,096

Total	$40,374	$11,117	$185	$51,676

Liabilities
Source of Fair Value	Maturity < 1 Year	Maturity 1 -3 Years	Maturity Beyond 3 Years	Total
Prices actively quoted	$27,270	$3,623	$—	$30,893
Prices provided by other external sources	10,340	4,012	3	14,355
Prices based on internal models or other valuation methods	16,584	5,616	135	22,335

Total	$54,194	$13,251	$138	$67,583

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Contracted volumes of our NYMEX contracts are 4.0 million decatherms (dts) with a weighted-average settlement price of $5.59 per dt.  Contracted volumes of our basis contracts are 14.6 million dts with a weighted average settlement price of $0.58 per dt.  Contracted volumes of electric are 2.4 million mwh with a weighted average settlement price of $58.33 per mwh.

A reconciliation of SJI’s estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Assets, January 1, 2010	$8,906
Contracts Settled During Nine Months Ended September 30, 2010, Net	(23,162)
Other Changes in Fair Value from Continuing and New Contracts, Net	(1,651)

Net Derivatives — Energy Related Liabilities September 30, 2010	$(15,907)

Interest Rate Risk — Our exposure to interest-rate risk relates primarily to short-term, variable-rate borrowings. Short-term, variable-rate debt outstanding at September 30, 2010 was $224.2 million and averaged $179.6 million during the first nine months of 2010. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $1.1 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2009 - 29 b.p. decrease; 2008 –397 b.p. decrease; 2007 — 45 b.p. increase; 2006 —67 b.p. increase; and 2005 —194 b.p. decrease.  For September 2010, our average interest rate on variable-rate debt was 0.80%.

We issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of September 30, 2010, the interest costs on all but $7.1 million of our long-term debt was either at a fixed-rate or hedged via an interest rate derivative. Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates. However, during the first quarter of 2009, as a result of unusual market conditions, the interest rate derivatives on Marina’s variable rate demand bonds were no longer highly effective in mitigating the risks resulting from changes in interest rates. Consequently, the Company discontinued hedge accounting on these interest rate derivatives.  All of these interest rate derivatives remain in place and are expected to substantially offset future changes in interest rates on the respective securities.

 As of September 30, 2010, SJI’s active interest rate swaps were as follows:

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

Concentration of Credit Risk - As of September 30, 2010, approximately 49.2% of the current and noncurrent Derivatives – Energy Related Assets or $25.4 million are with a single retail counterparty. This counterparty has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assignable to SJI in the event of a default by the counterparty.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company are effective.

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item is incorporated by reference to Part I, Item 2, Pending Litigation, beginning on page 34.

Item 1A. Risk Factors

There have been no material changes to our risk factors from those disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Issuer Purchases of Equity Securities

The following table presents information about purchases by SJI of its own common stock during the three months ended September 30, 2010:

Period		Total Number of Shares Purchased1	Average Price Paid Per Share1	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs2	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs2
July	2010	21,161	$43.73	—	—
August	2010	3,359	$46.47	—	—
September	2010	—	—	—	—
Total		24,520		—	—

1  The total number of shares purchased and the average price paid per share represent shares purchased in open market transactions under the South Jersey Industries Dividend Reinvestment Plan (the “DRP”) by the administrator of the DRP.

2  On September 22, 2008, SJI publicly announced a share repurchase program under which the Company can purchase up to 5% of its currently outstanding common stock over the next four years.  As of September 30, 2010, no shares have been purchased under this program.

Item 6. Exhibits
(a)  Exhibits

Exhibit No.	Description

3	Bylaws of South Jersey Industries, Inc. as amended and restated through November 5, 2010

10	Five-year Revolving Credit Agreement for SJI.

10.1	Five-year Revolving Credit Agreement for SJG.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

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

101
The following financial statements from South Jersey Industries’ Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2010, filed with the Securities and Exchange Commission on November 8, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Balance Sheets and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

SOUTH JERSEY INDUSTRIES, INC.
(Registrant)

Dated: November 8, 2010	By:	/s/ Edward J. Graham
Edward J. Graham
Chairman, President & Chief Executive Officer

Dated: November 8, 2010	By:	/s/ David A. Kindlick
David A. Kindlick
Vice President & Chief Financial Officer