Form 10-K
period 2010-12-31
SOUTH JERSEY INDUSTRIES INC
filed 2011-03-01
CIK 91928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________to ______________.

Commission File Number 1-6364

SOUTH JERSEY INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

New Jersey (State of incorporation)	22-1901645 (IRS employer identification no.)

1 South Jersey Plaza, Folsom, New Jersey 08037
(Address of principal executive offices, including zip code)

(609) 561-9000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock ($1.25 par value per share) (Title of each class)	New York Stock Exchange (Name of exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2010 was $1,277,133,181. As of February 21, 2011, there were 29,883,823 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

In Part I of Form 10-K: None
In Part II of Form 10-K: None
In Part III of Form 10-K:  Portions of the registrant’s proxy statement filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s 2011 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

Forward Looking Statements

Certain statements contained in this Annual Report on form 10-K may qualify as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Report should be considered forward-looking statements made in good faith by the Company and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, or any other of the Company’s documents or oral presentations, words such as “anticipate,” “believe,” “expect,” “estimate,” “forecast,” “goal,” “intend,” “objective,” “plan,” “project,” “seek,” “strategy” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements. These risks and uncertainties include, but are not limited to the risks set forth under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and elsewhere throughout this Report. These cautionary statements should not be construed by you to be exhaustive and they are made only as of the date of this Report. While South Jersey Industries, Inc. (SJI or the Company) believes these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, SJI undertakes no obligation to update or revise any of its forward-looking statements whether as a result of new information, future events or otherwise.

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

SJI currently provides a variety of energy related products and services primarily through the following subsidiaries:

●	South Jersey Gas Company (SJG) is a regulated natural gas utility. SJG distributes natural gas in the seven southernmost counties of New Jersey.

●	South Jersey Resources Group, LLC (SJRG) markets wholesale natural gas storage, commodity and transportation in the mid-Atlantic, Appalachian and southern states.

●	Marina Energy, LLC (Marina) develops and operates on-site energy-related projects.

●	South Jersey Energy Company (SJE) acquires and markets natural gas and electricity to retail end users and provides total energy management services to commercial and industrial customers.

●
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

Financial Information About Reportable Segments

Information regarding Reportable Segments is incorporated by reference to Note 8 of the consolidated financial statements included under Item 8 of this report.

Sources and Availability of Raw Materials

South Jersey Gas Company

Transportation and Storage Agreements

SJG has direct connections to the interstate natural gas pipeline systems of both Transcontinental Gas Pipe Line Company, LLC (Transco) and Columbia Gas Transmission, LLC (Columbia). During 2010, SJG purchased and had delivered approximately 35.4 million decatherms (MMdts) of natural gas for distribution to both on-system and off-system customers. Of this total, 24.2 MMdts were transported on the Transco pipeline system while 11.2 MMdts were transported on the Columbia pipeline system. SJG also secures firm transportation and other long term services from one additional pipeline upstream of the Transco and Columbia systems. This upstream pipeline is owned by Dominion Transmission, Inc. (Dominion). Services provided by Dominion are utilized to deliver gas into either the Transco or Columbia systems for ultimate delivery to SJG. Services provided by all of the above-mentioned pipelines are subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC).  Unless otherwise indicated, our intentions are to renew or extend these service agreements before they expire.

Transco:

Transco is SJG’s largest supplier of long-term gas transmission services which includes both year-round and seasonal firm transportation (FT) service arrangements. When combined, these FT services enable SJG to purchase gas from third parties and have delivered to its city gate stations by Transco a total of 280,525 dts per day (dts/d). Of this total, 133,917 dts/d is long-haul FT (where gas can be transported from the production areas of the Southwest to the market areas of the Northeast) while 146,608 dts/d is market area FT. The terms of SJG’s year-round agreements extend for various periods through 2025. The terms of its seasonal agreements vary in length with the longest extending into 2012.

Of the 280,525 dts/d of Transco services mentioned above, SJG has released a total of 39,800 dts/d of its long-haul FT and 25,565 dts/d of its market area FT service.  These releases were made in association with SJG’s Conservation Incentive Program (CIP) discussed further under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.  In addition, SJG released 90,000 dts/d of its market area FT service to SJRG as part of an Asset Management Agreement discussed further in this section under “Gas Supplies”.

SJG currently has seven long-term gas storage service agreements with Transco that, when combined, are capable of storing approximately 6.3 MMdts. Through these agreements, SJG can inject gas into market and production area storages during periods of low demand and extract gas at a Maximum Daily Withdrawal Quantity (MDWQ) of up to 124,840 dts during periods of high demand. The terms of these storage service agreements extend for various periods from 2010 to 2013.  During 2010, SJG released 17,433 dts/d of Transco SS-1 storage demand and 1,307,475 dts of its SS-1 storage capacity (both represent 100 percent of this service) thereby reducing its Transco MDWQ to 107,407 dts/d, and its storage capacity to approximately 5.0 MMdts.  Also released was 17,433 dts/d of winter season firm transportation service associated with SS-1 storage service.

Dominion:

SJG had previously subscribed to a single firm transportation service from Dominion under Rate Schedule FTNN.  This service facilitated the transportation of up to 5,545 dts/d from various Appalachian aggregation points to Transco’s Leidy Line for ultimate delivery to SJG city gate stations during the winter season (November through March) each year.    During 2010, this agreement and service was allowed to expire by their terms.

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

Columbia:

SJG has two firm transportation agreements with Columbia which, when combined, provide for 45,022 dts/d of firm deliverability and extend through October 31, 2019.   SJG had previously released 14,714 dts/d of this amount to SJRG in conjunction with its CIP thereby reducing the combined availability of firm transportation on the Columbia system to 30,308 dts/d.

                SJG also subscribes to a firm storage service with Columbia under its Rate Schedule FSS along with a firm transportation service under Rate Schedule SST.  Prior to 2010, these services were each rendered under three separate agreements.  In order to reduce both administrative and scheduling burdens associated with multiple contracts, SJG and Columbia agreed to merge the three agreements for each rate schedule into one agreement for each service effective May 1, 2010 and extended both agreements through October 31, 2019.  This was accomplished while preserving the Company’s total FSS MDWQ of 52,891 dts and related 3,473,022 dts of storage capacity.  Moreover, during 2010, SJG released to SJRG 19,029 dts of its FSS MDWQ along with 1,249,485 dts of its storage capacity.  Additionally, SJG also released to SJRG 19,029 dts per day of its associated Columbia SST transportation service.  Both releases made by SJG were in connection with its CIP and extended through September 30, 2014.

Gas Supplies

SJG has an Asset Management Agreement (AMA) with SJRG that extends through November 30, 2013.  Under this agreement SJG has released to SJRG its firm transportation rights equal to 90,000 dth/d of transportation capacity on Transco.  SJRG will manage this capacity and provide SJG with up to 90,000 dth/d of firm deliverability in the summer season and up to 90,000 dth/d of interruptible deliverability in the winter season.  SJRG will seek to optimize the capacity released under this AMA and will pay SJG a fee based on a sharing formula in the agreement.  Due to increased liquidity in the market place, all other gas supply agreements with third party producer suppliers are short-term agreements and SJG uses financial contracts secured through SJRG to hedge against forward price risk.  Short-term agreements typically extend between one day and several months in duration.

Supplemental Gas Supplies

During 2010, SJG entered into two seasonal Liquefied Natural Gas (LNG) sales agreements with a third party supplier. The term of the first agreement, which was used during the 2010 summer season to refill SJG’s storage tank, extended through October 31, 2010, and had an associated contract quantity of 250,000 dts. The second agreement was acquired to replenish LNG in storage during the 2010-2011 winter season.  This agreement extends through March 31, 2011 and also provides SJG with up to 250,000 dts of LNG.

SJG operates peaking facilities which can store and vaporize LNG for injection into its distribution system. SJG’s LNG facility has a storage capacity equivalent to 434,300 dts of natural gas and has an installed capacity to vaporize up to 96,750 dts of LNG per day for injection into its distribution system.

Peak-Day Supply

SJG plans for a winter season peak-day demand on the basis of an average daily temperature of 2 degrees Fahrenheit (F). Gas demand on such a design day for the 2010-2011 winter season is estimated to be 466,995 dts. SJG projects that it has adequate supplies and interstate pipeline entitlements to meet its design requirements. SJG experienced its highest peak-day demand for calendar year 2010 of 401,761 dts on January 30th while experiencing an average temperature of 16.5 degrees F that day.

Natural Gas Prices

SJG’s average cost of natural gas purchased and delivered in 2010, 2009 and 2008, including demand charges, was $6.64 per dt, $8.38 per dt and $9.90 per dt, respectively.

South Jersey Energy Company

Transportation and Storage Agreements – Natural Gas

Access to gas suppliers and cost of gas are significant to the operations of SJE. No material part of the business of SJE is dependent upon a single customer or a few customers. SJE purchases delivered gas only, primarily from SJRG. Consequently, SJE maintains no transportation or storage agreements.

Electric Supply

Due to the liquidity in the market, SJE primarily purchases delivered electric in the day-ahead and real time  markets through regional transmission organizations and consequently does not own or operate any generation or transmission assets.

South Jersey Resources Group

Transportation and Storage Agreements

National Fuel Gas Supply Corporation:

SJRG has multiple storage service agreements with National Fuel Gas Supply Corporation (National Fuel). Three contracts totaling 2,451,420 dts of storage space expire March 31, 2011.  Two contracts totaling an additional 2,691,740 dts of capacity have evergreen rights that extend year to year.  One additional contract covering 224,576 dts of storage capacity extends through March 31, 2018 while a final contract covering 150,040 dts of capacity expires March 31, 2023. Total injection rights under the combined agreements total 32,398 dts and firm withdrawal rights total 49,859  dts as of December 31, 2010.

SJRG holds long term firm transportation agreements with National Fuel associated with the above-mentioned agreements. Under these agreements, National Fuel will provide SJRG with a maximum daily injection transportation quantity of 32,398 dts with primary receipt points from Tennessee Gas Pipeline for delivery into storage, and 49,859 dts of maximum daily withdrawal transportation quantity with a primary receipt point of storage and a primary delivery point of Transcontinental Gas Pipeline.

Transcontinental Gas Pipeline:

SJRG has a storage agreement with Transco for storage service at Transco’s WSS facility which expires in October 2017. Under this evergreen contract, up to 24,500 dts may be injected and up to 51,837 dts may be withdrawn. Total storage capacity on the agreement is 4,406,000 dts.

SJRG has a storage agreement with Transco for storage service at Transco’s SS-1 facility which expires March 31, 2011. Under this evergreen contract, up to 17,433 dts may be withdrawn in the winter period and up to 7,617 dts may be injected during the summer period. Total storage capacity under the agreement is 1,307,475 dts. This service was released to SJRG by SJG as discussed above.

SJRG has a transportation agreement with Transco associated with the SS-1 storage agreement mentioned above. Under this evergreen agreement, Transco will provide SJRG with a maximum transportation quantity of 17,433 dts with receipts at Leidy, Pennsylvania and deliveries in Zone 6 New Jersey. This transportation agreement provides service only during the months of November to March each year.  This service was released to SJRG by SJG in 2008.

SJRG also has a firm transportation agreement with Transco which expires September 30, 2013. Under this contract, Transco will provide SJRG with receipts at various production points in Texas and Louisiana and deliveries in New Jersey totaling 19,900 dts.  This service was released to SJRG by SJG as discussed above.

Dominion Gas Transmission:

SJRG has a firm transportation agreement with Dominion which expires October 31, 2022. Under this agreement, Dominion will provide SJRG with 5,000 dts of deliveries to Leidy, Pennsylvania and receipts at Lebanon, Ohio.

SJRG also has a firm transportation agreement with Dominion related to SJRG’s Transco SS-1 storage. Under this contract, Dominion will provide receipts at Leidy, Pennsylvania and deliveries to storage in the amount of 17,432 dts. This evergreen contract expires March 31, 2011.  This service was released to SJRG by SJG in 2008.

Columbia Gas Transmission:

SJRG holds a firm transportation agreement with Columbia. Under this evergreened agreement, Columbia provides receipts at Leach, Kentucky and deliveries of 14,714 dts to New Jersey.

SJRG holds a storage agreement with Columbia for service under Columbia’s FSS rate schedule. Under this evergreen agreement which expires October 31, 2011, Columbia will provide SJRG with storage capacity of 1,249,485 dts. Under this agreement, 19,029 dts may be withdrawn from storage and 9,996 dts may be injected.

SJRG holds firm transportation related to the above mentioned storage agreement which provides for receipts at storage and deliveries to New Jersey of 19,029 dts. This evergreen contract expires October 31, 2011. These services with Columbia were released to SJRG by SJG as discussed above.

Columbia Gulf Transmission:

SJRG holds a firm transportation agreement with Columbia Gulf which expires October 31, 2019. Under this evergreen agreement, Columbia provides receipts in Louisiana with deliveries at Leach, Kentucky in the amount of 15,000 dts.

Gas Supplies

              SJRG has entered into several long-term natural gas supply agreements to purchase a minimum of 249,000 dts/d and up to 635,000 dts/d, depending upon production levels, for terms ranging from three to ten years at index based prices.

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

Environmental Matters

Information on environmental matters for SJI and its subsidiaries can be found in Note 15 of the consolidated financial statements included under Item 8 of this report.

Employees

SJI and its subsidiaries had a total of approximately 650 employees as of December 31, 2010. Of that total, approximately 340 employees are unionized. The Company has collective bargaining agreements with two unions that represent these employees: the International Brotherhood of Electrical Workers (IBEW) Local 1293 and the International Association of Machinists and Aerospace Workers (IAM) Local 76.  SJG and SJESP employees represented by the IBEW operate under a collective bargaining agreement that runs through February 2013, with the option to extend until February 2014 at the union’s election.  The remaining unionized employees represented by the IAM operate under a collective bargaining agreement that expires in August 2014.

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

●
SJI is a holding company and its assets consist primarily of investments in subsidiaries. Should SJI’s subsidiaries be unable to pay dividends or make other payments to SJI for financial, regulatory, legal or other reasons, SJI’s ability to pay dividends on its common stock could be limited. SJI’s stock price could be adversely affected as a result.

●
SJI’s business activities are concentrated in southern New Jersey. Changes in the economies of southern New Jersey and surrounding regions could negatively impact the growth opportunities available to SJI and the financial condition of customers and prospects of SJI.

●
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

●
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

●
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

●
High natural gas prices could cause more of SJI’s receivables to be uncollectible. Higher levels of uncollectibles from either residential or commercial customers would negatively impact SJI’s income and could result in higher working capital requirements.

●
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

●
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

●
SJI’s wholesale commodity marketing business is exposed to the risk that counterparties that owe money or energy to SJI will not be able to meet their obligations for operational or financial reasons. SJI could be forced to buy or sell commodity at a loss as a result of such failure. Such a failure, if large enough, could also impact SJI’s liquidity.

●
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

●
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

●
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

●
A downgrade in SJG’s credit rating could negatively affect its ability to access adequate and cost effective capital. SJG’s ability to obtain adequate and cost effective capital depends largely on its credit ratings, which are greatly influenced by financial condition and results of operations. If the rating agencies downgrade SJG’s credit ratings, particularly below investment grade, SJG’s borrowing costs would increase. In addition, SJG would likely be required to pay higher interest rates in future financings and potential funding sources would likely decrease. To the extent that a decline in SJG’s credit rating has a negative effect on SJI, SJI could be required to provide additional support to certain counterparties of the wholesale energy operations.

●
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

●
The inability to obtain natural gas would negatively impact the financial performance of SJI. Several of SJI’s subsidiaries have businesses based upon the ability to deliver natural gas to customers. Disruption in the production of natural gas or transportation of that gas to SJI from its suppliers, could prevent SJI from completing sales to its customers.

●
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

●	Adverse results in legal proceedings could be detrimental to the financial condition of SJI. The outcomes of legal proceedings can be unpredictable and can result in adverse judgments.
●
Renewable energy projects at Marina receive significant benefit from tax and regulatory incentives. A significant portion of the expected return on investment of these renewable energy projects is dependent upon federal investment tax credits (ITCs) and the future market for renewable energy credits (RECs). The benefits from ITCs are typically available when the project is placed in service while the benefits from RECs are produced during the entire life of the project. As a result, earnings from existing projects would be adversely affected without a liquid REC market. In addition, the return on investment from new projects may not be as attractive if ITCs are not available and/or a liquid REC market ceases to exist.  Therefore, these projects are exposed to the risk that currently favorable tax and regulatory incentives expire or are adversely modified.

Item 1B. Unresolved Staff Comments

 None.

Item 2. Properties

The principal property of SJI consists of SJG’s gas transmission and distribution systems that include mains, service connections and meters. The transmission facilities carry the gas from the connections with Transco and Columbia to SJG’s distribution systems for delivery to customers. As of December 31, 2010, there were approximately 121.9 miles of mains in the transmission systems and 5,939 miles of mains in the distribution systems.

SJG owns approximately 154 acres of land in Folsom, New Jersey which is the site of SJI’s corporate headquarters. Approximately 140 acres of this property is deed restricted. SJG also has office and service buildings at six other locations in the territory. There is a liquefied natural gas storage and vaporization facility at one of these locations.

As of December 31, 2010, SJG’s utility plant had a gross book value of $1.4 billion and a net book value, after accumulated depreciation, of $1.0 billion. In 2010, $115.5 million was spent on additions to utility plant and there were retirements of property having an aggregate gross book cost of $6.4 million.

Virtually all of SJG’s transmission pipeline, distribution mains and service connections are under streets or highways or on the property of others. The transmission and distribution systems are maintained under franchises or permits or rights-of-way, many of which are perpetual. SJG’s properties (other than property specifically excluded) are subject to a lien of mortgage under which its first mortgage bonds are outstanding. We believe these properties are well maintained and in good operating condition.

Nonutility property and equipment with a net book value of $146.5 million consists primarily of Marina’s energy projects, in particular the thermal energy plant in Atlantic City, N.J.

Energy and Minerals Inc. (EMI) owns 235 acres of land in Vineland, New Jersey.

South Jersey Fuel, Inc., an inactive subsidiary, owns land in Deptford Township and owns real estate in Upper Township, New Jersey.

R&T Castellini, Inc., an inactive subsidiary, owns land and buildings in Vineland, New Jersey.

Item 3. Legal Proceedings

SJI is subject to claims arising in the ordinary course of business and other legal proceedings. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. Among other actions, SJI is named in certain product liability claims related to our former sand mining subsidiary. Management does not currently anticipate the disposition of any known claims to have a material adverse effect on SJI’s financial position, results of operations or liquidity.

Item 4. [Removed and Reserved]

Item 4A. Executive Officers of the Registrant

Set forth below are the names, ages and positions of our executive officers along with their business experience during the past five years. All executive officers of SJI are elected annually and serve at the discretion of the Board of Directors. All information is as of the date of the filing of this report.

Name, age and position with the Company	Period Served

Edward J. Graham, Age 53
Chairman	April 2005 - Present
Chief Executive Officer	February 2004 - Present
President	January 2003 - Present

David A. Kindlick, Age 56
Chief Financial Officer	January 2002 - Present
Vice President	June 1997 - Present

Jeffrey E. DuBois, Age 52
Vice President	January 2004 - Present

Michael J. Renna, Age 43
Vice President	January 2004 - Present

Kevin D. Patrick, Age 50
Vice President	June 2007 - Present
Albertsons/Super Valu
Division CFO – Eastern Region	September 2004 – June 2006

Sharon M. Pennington, Age 48
Vice President	January 2008 - Present
Vice President (SJI Services LLC)	January 2006 – December 2007

Gina M. Merritt-Epps, Age 43
Corporate Counsel and Secretary	May 2009 - Present
Assistant General Counsel and Assistant Secretary	December 2007 - April 2009
Director, Legal Affairs (SJI Services LLC)	June 2006 – November 2007
Atlantic County Department of Law
Assistant County Counsel	October 2002 – May 2006

PART II

Item 5. Market for the Registrant’s Common Equity,

Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock and Related Information

Quarter Ended	Market Price Per Share		Dividends		Quarter Ended	Market Price Per Share		Dividends
			Declared					Declared
2010	High	Low	Per Share		2009	High	Low	Per Share

March 31	$42.50	$37.19	$0.3300		March 31	$40.78	$31.98	$0.2975
June 30	$46.21	$41.17	$0.6600	1	June 30	$36.20	$33.04	$0.2975
September 30	$49.79	$41.97	$0.0000	1	September 30	$37.53	$33.12	$0.2975
December 31	$54.24	$49.27	$0.3650		December 31	$40.24	$34.07	$0.3300

1During the first six months of 2010 and 2009, SJI declared quarterly dividends to its common shareholders that were payable in April and July of each year. In June 2010, SJI also declared its normal quarterly dividend that was payable in October 2010. During 2009, SJI did not declare its October dividend until August. Consequently, Dividends Declared per Common Share for the three months ended September 30, 2010 does not include the impact of the October dividend.

These quotations are based on the list of composite transactions of the New York Stock Exchange. Our stock is traded on the New York Stock Exchange under the symbol SJI. We have declared and expect to continue to declare regular quarterly cash dividends. As of December 31, 2010, the latest available date, our records indicate that there were 7,130 shareholders of record.

Stock Performance Graph

The performance graph below illustrates a five year comparison of cumulative total returns based on an initial investment of $100 in South Jersey Industries, Inc. common stock, as compared with the S&P 500 Stock Index and the S&P Utility Index for the period 2006 through 2010.

This performance chart assumes:

●	$100 invested on December 31, 2005 in South Jersey Industries, Inc. common stock, in the S&P 500 Stock Index and in the S&P Utility Index; and
●	All dividends are reinvested.

Information required by this item is also found in Note 6 of the consolidated financial statements included under Item 8 of this report.

SJI has a stated goal of increasing its dividend by at least 6% to 7% annually.

In January 2010, non-employee members of SJI’s Board of Directors received an aggregate of 16,700 shares of unregistered stock, valued at that time at $631,678, as part of their compensation for serving on the Board.

Issuer Purchases of Equity Securities

The following table presents information about purchases by SJI of its own common stock during the three months ended December 31, 2010:

Period	Total Number of Shares Purchased1	Average Price Paid Per Share1	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs2	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs2
October 2010	21,243	$49.86	—	—
November 2010	2,892	$50.86	—	—
December 2010	17,596	$54.14	—	—
Total	41,731		—	—

1The total number of shares purchased and the average price paid per share represent shares purchased in open market transactions under the South Jersey Industries Dividend Reinvestment Plan (the “DRP”) by the administrator of the DRP.

2On September 22, 2008, SJI publicly announced a share repurchase program under which the Company can purchase up to 5% of its currently outstanding common stock over the next four years.  As of December 31, 2010, no shares have been purchased under this program.

Item 6. Selected Financial Data

2010 HIGHLIGHTS
Five-Year Summary of Selected Financial Data
(In Thousands Where Applicable)

South Jersey Industries, Inc. and Subsidiaries
Year Ended December 31,

	2010		2009		2008		2007		2006

Operating Results:
Operating Revenues	$925,067		$845,444		$961,977		$956,371		$931,428

Operating Income	$116,492		$111,110		$153,509		$129,623		$145,802

Income Attributable to South Jersey Industries, Inc. Shareholders Continuing Operations	$67,285		$58,532		$77,178		$62,659		$72,250
Discontinued Operations - Net (1)	(633)		(427)		(247)		(391)		(818)

Net Income Applicable to Common Stock	$66,652		$58,105		$76,931		$62,268		$71,432

Total Assets	$2,076,615		$1,782,008		$1,793,427		$1,529,441		$1,573,032

Capitalization:
Equity	$570,097		$544,564		$516,448		$481,520		$443,497
Long-Term Debt	340,000		312,793		332,784		357,896		358,022

Total Capitalization	$910,097		$857,357		$849,232		$839,416		$801,519

Ratio of Operating Income to Fixed Charges (2)	5.3	x	5.9	x	6.0	x	4.8	x	5.3	x

Diluted Earnings Per Common Share Attributable to South Jersey Industries, Inc. Shareholders:
(Based on Average Diluted Shares Outstanding):
Continuing Operations	$2.25		$1.96		$2.59		$2.12		$2.47
Discontinued Operations - Net (1)	(0.03)		(0.02)		(0.01)		(0.02)		(0.03)

Diluted Earnings Per Common Share	$2.22		$1.94		$2.58		$2.10		$2.44

Return on Average Equity (3)	12.1%		11.0%		15.5%		13.3%		16.9%

Share Data:
Number of Shareholders of Record	7.1		7.3		7.5		7.7		7.9
Average Common Shares	29,861		29,785		29,707		29,480		29,175
Common Shares Outstanding at Year End	29,873		29,796		29,729		29,607		29,326
Dividend Reinvestment Plan:
Number of Shareholders	4.9		5.1		5.1		5.3		5.3
Number of Participating Shares	2,682		2,072		2,102		2,179		2,194
Book Value at Year End	$19.08		$18.28		$17.33		$16.26		$15.12
Dividends Declared per Common Share	$1.36		$1.22		$1.11		$1.01		$0.92
Market Price at Year End	$52.82		$38.18		$39.85		$36.09		$33.41
Dividend Payout:
From Continuing Operations	60.1%		62.2%		42.6%		47.3%		37.2%
From Total Net Income	60.7%		62.7%		42.8%		47.6%		37.6%
Market-to-Book Ratio	2.8	x	2.1	x	2.3	x	2.2	x	2.2	x
Price Earnings Ratio (3)	23.4	x	19.5	x	15.4	x	17.0	x	13.5	x

Consolidated Economic Earnings (4)
Income from Continuing Operations	$67,285		$58,532		$77,178		$62,659		$72,250
Minus/Plus:
Unrealized Mark-to-Market Losses/(Gains) on Derivatives and Realized (Gains)/Losses on Inventory Injection Hedges	13,698		12,723		(9,302)		(852)		(18,214)

Economic Earnings	$80,983		$71,255		$67,876		$61,807		$54,036

Earnings per Share from Continuing Operations	$2.25		$1.96		$2.59		$2.12		$2.47
Minus/Plus:
Unrealized Mark-to-Market Losses/(Gains) on Derivatives and Realized (Gains)/Losses on Inventory Injection Hedges	0.45		0.42		(0.32)		(0.03)		(0.62)

Economic Earnings per Share	$2.70		$2.38		$2.27		$2.09		$1.85

(1)	Represents discontinued business segments: sand mining and distribution operations sold in 1996 and fuel oil operations with related environmental liabilities in 1986 (See Note 3 to Consolidated Financial Statements).
(2)	Calculated as Operating Income divided by Interest Charges.
(3)	Calculated based on Income from Continuing Operations.
(4)	This section includes the non-generally accepted accounting principles (“non-GAAP”) financial measures of Economic Earnings and Economic Earnings per share. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report for a discussion regarding the use of non-GAAP financial measures.

Item 7. Management’s Discussion and Analysis of Financial Condition and
Results of Operations

OVERVIEW —South Jersey Industries, Inc. (SJI or the Company) is an energy services holding company that provides a variety of products and services through the following wholly owned subsidiaries:

South Jersey Gas Company (SJG)

SJG, a New Jersey corporation, is an operating public utility company engaged in the purchase, transmission and sale of natural gas for residential, commercial and industrial use. SJG also sells natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system and transports natural gas purchased directly from producers or suppliers to their customers. SJG contributed approximately 65.9% of SJI’s net income on a consolidated basis in 2010.

SJG’s service territory covers approximately 2,500 square miles in the southern part of New Jersey. It includes 112 municipalities throughout Atlantic, Cape May, Cumberland and Salem Counties and portions of Burlington, Camden and Gloucester Counties, with an estimated permanent population of 1.2 million. SJG benefits from its proximity to Philadelphia, PA and Wilmington, DE on the western side of its service territory and Atlantic City, NJ and the popular shore communities on the eastern side. Economic development and housing growth have long been driven by the development of the Philadelphia metropolitan area. The gradual extension of SJG’s infrastructure, particularly in the eastern portion of the service territory, has  contributed to SJG’s annual customer growth. In the past, economic growth in Atlantic City and the surrounding region has been primarily driven by new and proposed gaming and non-gaming investments that emphasize destination style attractions. While many of these new projects were suspended or postponed due to the current economic environment, the casino industry is expected to remain a significant source of regional economic development going forward. Over the years, the ripple effect from Atlantic City has produced new housing and commercial construction. Combining with the gaming industry catalyst is the ongoing transition of southern New Jersey’s oceanfront communities from seasonal resorts to year round economies. New and expanded hospitals, school, and large scale retail developments throughout the service territory have contributed to SJG’s growth. Presently, SJG serves approximately 66% of households within its territory with natural gas. SJG also serves southern New Jersey’s diversified industrial base that includes processors of petroleum and agricultural products; chemical, glass and consumer goods manufacturers; and high technology industrial parks.

As of December 31, 2010, SJG served a total of 347,725 residential, commercial and industrial customers in southern New Jersey, compared with 343,566 customers at December 31, 2009. No material part of SJG’s business is dependent upon a single customer or a few customers. Gas sales, transportation and capacity release for 2010 amounted to 110.8 MMdts (million decatherms), of which 56.6 MMdts were firm sales and transportation, 1.9 MMdts were interruptible sales and transportation, and 52.3 MMdts were off-system sales and capacity release. The breakdown of firm sales and transportation throughput includes 44.3% residential, 21.1% commercial, 22.8% industrial, and 11.8% cogeneration and electric generation.  At year-end 2010, SJG served 324,246 residential customers, 23,010 commercial customers and 469 industrial customers. This includes 2010 net additions of 3,956 residential customers and 208 commercial customers.

SJG makes wholesale gas sales to gas marketers for resale and ultimate delivery to end users. These “off-system” sales are made possible through the issuance of the Federal Energy Regulatory Commission (FERC) Orders No. 547 and 636. Order No. 547 issued a blanket certificate of public convenience and necessity authorizing all parties, which are not interstate pipelines, to make FERC jurisdictional gas sales for resale at negotiated rates, while Order No. 636 allowed SJG to deliver gas at delivery points on the interstate pipeline system other than its own city gate stations and release excess pipeline capacity to third parties. During 2010, off-system sales amounted to 6.0 MMdts and capacity release amounted to 46.3 MMdts.

Supplies of natural gas available to SJG that are in excess of the quantity required by those customers who use gas as their sole source of fuel (firm customers) make possible the sale and transportation of gas on an interruptible basis to commercial and industrial customers whose equipment is capable of using natural gas or other fuels, such as fuel oil and propane. The term “interruptible” is used in the sense that deliveries of natural gas may be terminated by SJG at any time if this action is necessary to meet the needs of higher priority customers as described in SJG’s tariffs. In 2010, usage by interruptible customers, excluding off-system customers amounted to 1.9 MMdts, approximately 1.7% of the total throughput.

South Jersey Energy Solutions, LLC

Effective January 1, 2006, SJI established South Jersey Energy Solutions, LLC, (SJES) as a direct subsidiary for the purpose of serving as a holding company for all of SJI’s non-utility businesses. The following businesses are wholly owned subsidiaries of SJES:

South Jersey Resources Group, LLC (SJRG)

SJRG markets natural gas storage, commodity and transportation assets on a wholesale basis. Customers include energy marketers, electric and gas utilities and natural gas producers. SJRG’s marketing activities occur mainly in the mid-Atlantic, Appalachian and southern regions of the country. SJRG also conducts price risk management activities by entering into a variety of physical and financial transactions including forward contracts, swap agreements, option contracts and futures contracts. In 2010, SJRG transacted 245.9 Bcf of natural gas. SJRG contributed approximately 6.7% of SJI’s net income on a consolidated basis.

Marina Energy, LLC (Marina)

Marina develops and operates energy-related projects. Marina's largest operating project provides cooling, heating and emergency power to the Borgata Hotel Casino & Spa in Atlantic City, NJ. Marina added service to Borgata’s new hotel tower completed in June of 2008.  Marina also has a 50% equity interest in LVE Energy Partners, LLC (LVE) which has entered into a contract to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada.

Marina’s other projects include 50% equity interests in various partnerships that primarily operate landfill gas-fired electric production facilities and  solar projects.   Marina contributed approximately 14.1% of SJI’s net income on a consolidated basis.

South Jersey Energy Company (SJE)

SJE provides services for the acquisition and transportation of natural gas and electricity for retail end users and markets total energy management services. As of December 31, 2010, SJE marketed natural gas and electricity to approximately 13,217 customers, which consist of approximately 54% residential customers and 46% commercial/industrial customers. Most customers served by SJE are located within southern New Jersey, northwestern Pennsylvania and New England. In 2010, SJE contributed approximately 13.3% of SJI’s net income on a consolidated basis.

South Jersey Energy Service Plus, LLC (SJESP)

SJESP installs and services residential and light commercial HVAC systems, provides plumbing services, and services appliances via the sale of appliance service programs as well as on a time and materials basis. SJESP serves southern New Jersey where it is the largest local HVAC service company with nearly 50 experienced, NATE certified technicians and installers. As of December 31, 2010, SJESP had approximately 56,000 service contract customers, representing approximately 161,000 service contracts for the repair and maintenance of major appliances, such as house heaters, water heaters, gas ranges, and electric central air conditioning units. SJESP contributed approximately 0.5% of SJI’s net income on a consolidated basis.

Other

SJI Services, LLC provides services such as information technology, human resources, government relations, corporate communications, materials purchasing, fleet management and insurance to SJI and its other subsidiaries.

Energy & Minerals, Inc. (EMI) principally manages liabilities associated with its discontinued operations of nonutility subsidiaries.

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

Customer Growth — Southern New Jersey, our primary area of operations, has not been immune to the issues impacting the new housing market nationally. However, net customers for SJG still grew 1.2% for 2010 as we increased our focus on customer conversions.   In 2010, the 3,271 consumers converting their homes and businesses from other heating fuels, such as electric, propane or oil represented over 54% of the total new customer acquisitions for the year.  In comparison, conversions over the past five years averaged 2,697 annually.  Customers in our service territory typically base their decisions to convert on comparisons of fuel costs, environmental considerations and efficiencies.  As such, SJG began a comprehensive partnership with the State’s Office of Clean Energy to educate consumers on energy efficiency and to promote the rebates and incentives available to natural gas users.

Regulatory Environment — SJG is primarily regulated by the New Jersey Board of Public Utilities (BPU). The BPU sets the rates that SJG charges its rate-regulated customers for services provided and establishes the terms of service under which SJG operates. We expect the BPU to continue to set rates and establish terms of service that will enable SJG to obtain a fair and reasonable return on capital invested. The BPU approved a Conservation Incentive Program (CIP) effective October 1, 2006, discussed in greater detail under Results of Operations, that protects SJG’s net income from reductions in gas used by residential, commercial and small industrial customers. In addition, in April 2009, the BPU approved the Capital Investment Recovery Tracker (CIRT), accelerated infrastructure investment program and an associated rate tracker, which allows SJG to accelerate $103.0 million of capital spending into 2009 and 2010. The CIRT allows SJG to earn a return of, and return on, as the capital is spent.

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

Changes in Natural Gas Prices —The utility’s gas costs are passed on directly to customers without any profit margin added by SJG. The price the utility charges its periodic customers is set annually, with a regulatory mechanism in place to make limited adjustments to that price during the course of a year. In the event that gas cost increases would justify customer price increases greater than those permitted under the regulatory mechanism, SJG can petition the BPU for an incremental rate increase. High prices can make it more difficult for our customers to pay their bills and may result in elevated levels of bad-debt expense. Among our nonutility activities, the one most likely to be impacted by changes in natural gas prices is our wholesale gas marketing business. Wholesale gas marketing typically benefits from volatility in gas prices during different points in time. The actual price of the commodity does not typically have an impact on the performance of this business line.  Our ability to add and retain customers at our retail gas marketing business is affected by the relationship between the price that the utility charges customers for gas and the cost of gas available in the market at specific points in time.  However, retail gas marketing accounts for a very small portion of SJI’s overall activities.

Energy Project Development — Marina Energy, LLC, SJI’s energy project development business, focuses on designing, building, owning and/or operating energy production facilities on, or adjacent to, customer sites. That business is currently involved with several projects that are either operating, or are under development. Based upon our experience to date, market issues that impact the reliability and price of electricity supplied by utilities, and discussions that we are having regarding additional projects, we expect to continue to expand this business. However, the price of natural gas, as well as the availability of various tax incentives and rebates, has a direct effect on the economics of these projects.  Further, our largest project opportunities to date have been and are expected to continue to be in the casino gaming industry.  Consequently, the economic condition of that industry is important to the near term prospects for obtaining additional projects.

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

Labor and Benefit Costs — Labor and benefit costs have a significant impact on SJI’s profitability. Benefit costs, especially those related to pension and health care, have risen in recent years. We sought to manage these costs by revising health care plans offered to existing employees, capping postretirement health care benefits, and changing health care and pension packages offered to new hires. We expect savings from these changes to gradually increase as new hires replace retiring employees. In an effort to accelerate the realization of those benefits, we offered a voluntary separation program at the beginning of 2010 to our unionized employees. Our workforce totaled approximately 650 employees at the end of 2010, of which approximately 52% of that total are under collective bargaining agreements.

Balance Sheet Strength — Our goal is to maintain a strong balance sheet with an average annual equity-to-capitalization ratio of 50%. Our equity-to-capitalization ratio, inclusive of short-term debt, was 44.8% and 50.0% at the end of 2010 and 2009, respectively. A strong balance sheet permits us to maintain the financial flexibility necessary to take advantage of growth opportunities and to address volatile economic and commodity markets while maintaining a low-to-moderate risk platform.

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

Regulatory Accounting — SJI’s largest subsidiary, SJG, maintains its accounts according to the Uniform System of Accounts as prescribed by the BPU. As a result of the ratemaking process, SJG is required to follow Financial Accounting Standards Board (FASB) ASC Topic 980 – “Regulated Operations.”  SJG is required under Topic 980 to recognize the impact of regulatory decisions on its financial statements. SJG is required under its Basic Gas Supply Service clause (BGSS) to forecast its natural gas costs and customer consumption in setting its rates. Subject to BPU approval, SJG is able to recover or return the difference between gas cost recoveries and the actual costs of gas through a BGSS charge to customers. SJG records any over/under recoveries as a regulatory asset or liability on the consolidated balance sheets and reflects it in the BGSS charge to customers in subsequent years. SJG also enters into derivatives that are used to hedge natural gas purchases. The offset to the resulting derivative assets or liabilities is also recorded as a regulatory asset or liability on the consolidated balance sheets.

The CIP is a BPU approved pilot program that is designed to eliminate the link between SJG’s profits and the quantity of natural gas sold, and to foster conservation efforts.  With the CIP, SJG’s profits are tied to the number of customers served and how efficiently we serve them, thus allowing SJG to focus on encouraging conservation and energy efficiency among our customers without negatively impacting net income.  The CIP tracking mechanism adjusts earnings based on weather and also adjusts earnings where actual usage per customer experienced during an annual period varies from an established baseline usage per customer.  Utility earnings are recognized during current periods based upon the application of the CIP.  The cash impact of variations in customer usage will result in cash being collected from, or returned to, customers during the subsequent CIP year, which runs from October 1 to September 30.

In addition to the BGSS and the CIP, other regulatory assets consist primarily of remediation costs associated with manufactured gas plant sites (discussed below under Environmental Remediation Costs), deferred pension and other postretirement benefit cost, and several other assets as detailed in Note 11 to the consolidated financial statements. If there are changes in future regulatory positions that indicate the recovery of such regulatory assets is not probable, SJG would charge the related cost to earnings. Currently there are no such anticipated changes at the BPU.

Derivatives — SJI recognizes assets or liabilities for contracts that qualify as derivatives that are entered into by its subsidiaries when contracts are executed. We record contracts at their fair value in accordance with FASB ASC Topic 815 – “Derivatives and Hedging.”  We record changes in the fair value of the effective portion of derivatives qualifying as cash flow hedges, net of tax, in Accumulated Other Comprehensive Loss and recognize such changes in the income statement when the hedged item affects earnings. Changes in the fair value of derivatives not designated as hedges are recorded in earnings in the current period. Currently we do not designate energy-related derivative instruments as cash flow hedges. Certain derivatives that result in the physical delivery of the commodity may meet the criteria to be accounted for as normal purchases and normal sales if so designated, in which case the contract is not marked-to-market, but rather is accounted for when the commodity is delivered. Due to the application of regulatory accounting principles generally accepted in the United States of America (GAAP), derivatives related to SJG’s gas purchases that are marked-to-market are recorded through the BGSS.  SJG occasionally enters into financial derivatives to hedge against forward price risk. These derivatives are recorded at fair value with an offset to regulatory assets and liabilities through SJG’s BGSS, subject to BPU approval (See Notes 10 and 11 to the consolidated financial statements). We adjust the fair value of the contracts each reporting period for changes in the market.  As discussed in Notes 16 and 17 of the consolidated financial statements, energy-related derivative instruments are traded in both exchange-based and non-exchange-based markets. Exchange-based contracts are valued using unadjusted quoted market sources in active markets and are categorized in Level 1 in the fair value hierarchy established by FASB ASC Topic 820 – “Fair Value Measurements and Disclosures.” Certain non-exchange-based contracts are valued using indicative non-binding price quotations available through brokers or from over-the-counter, on-line exchanges and are categorized in Level 2. These price quotations reflect the average of the bid-ask mid-point prices and are obtained from sources that management believes provide the most liquid market.  Management reviews and corroborates the price quotations with at least one additional source to ensure the prices are observable market information, which includes consideration of actual transaction volumes, market delivery points, bid-ask spreads and contract duration. Derivative instruments that are used to limit our exposure to changes in interest rates on variable-rate, long-term debt are valued using quoted prices on commonly quoted intervals, which are interpolated for periods different than the quoted intervals, as inputs to a market valuation model. Market inputs can generally be verified and model selection does not involve significant management judgment, as a result, these instruments are categorized in Level 2 in the fair value hierarchy. For non-exchange-based derivatives that trade in less liquid markets with limited pricing information, model inputs generally would include both observable and unobservable inputs.  In instances where observable data is unavailable, management considers the assumptions that market participants would use in valuing the asset or liability.  This includes assumptions about market risks such as liquidity, volatility and contract duration.  Such instruments are categorized in Level 3 in the fair value hierarchy as the model inputs generally are not observable. Counterparty credit risk and the credit risk of SJI, are incorporated and considered in the valuation of all derivative instruments as appropriate. The effect of counterparty credit risk and the credit risk of SJI on the derivative valuations is not significant.

Environmental Remediation Costs —We estimate a range of future costs based on projected investigation and work plans using existing technologies. In preparing consolidated financial statements, SJI records liabilities for future costs using the lower end of the range of future costs because a single reliable estimation point is not feasible due to the amount of uncertainty involved in the nature of projected remediation efforts and the long period over which remediation efforts will continue. We update estimates each year to take into account past efforts, changes in work plans, remediation technologies, government regulations and site specific requirements (See Note 15 to the consolidated financial statements).

Pension and Other Postretirement Benefit Costs — The costs of providing pension and other postretirement employee benefits are impacted by actual plan experience as well as assumptions of future experience. Employee demographics, plan contributions, investment performance, and assumptions concerning mortality, return on plan assets, discount rates and health care cost trends all have a significant impact on determining our projected benefit obligations. We evaluate these assumptions annually and adjust them accordingly. These adjustments could result in significant changes to the net periodic benefit costs of providing such benefits and the related liabilities recognized by SJI.  While the discount rate and expected return on plan assets both decreased slightly in the determination of the 2009 benefit costs, the primary cost driver in 2009 was the erosion of plan assets during 2008.   The declines in the equity markets during 2008 resulted in significant unrealized losses in the assets of the plans, causing the 2009 cost of providing such benefits to more than double.

The recognition of the unrealized losses originating in 2008 over the average remaining service period of active plan participants continued to cause the cost of providing such plans to remain relatively high in 2010.  However, additional pension contributions and improvements in equity markets during both 2009 and 2010 further reduced the cost of providing such benefits in 2010, despite a 50 basis point decrease in the expected return on plan assets.

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

The BPU allows SJG to recover gas costs in rates through the BGSS price structure. SJG defers over/under recoveries of gas costs and includes them in subsequent adjustments to the BGSS rate. These adjustments result in over/under recoveries of gas costs being included in rates during future periods. As a result of these deferrals, utility revenue recognition does not directly translate to profitability. While SJG realizes profits on gas sales during the month of providing the utility service, significant shifts in revenue recognition may result from the various recovery clauses approved by the BPU. This revenue recognition process does not shift earnings between periods, as these clauses only provide for cost recovery on a dollar-for-dollar basis (See Notes 10 and 11 to the consolidated financial statements).

In January 2010, the BPU approved an extension of the CIP through 2013.  The CIP may be extended for a one year period in the absence of a Board order taking any affirmative action to the contrary. Each CIP year begins October 1 and ends September 30 of the subsequent year.  On a monthly basis during the CIP year, SJG records adjustments to earnings based on weather and customer usage factors, as incurred.  Subsequent to each year, SJG makes filings with the BPU to review and approve amounts recorded under the CIP.  BPU approved cash inflows or outflows generally will not begin until the next CIP year and have no impact on earnings at that time.

NEW ACCOUNTING PRONOUNCEMENTS — See detailed discussions concerning New Accounting Pronouncements and their impact on SJI in Note 1 to the consolidated financial statements.

RATES AND REGULATION — As a public utility, SJG is subject to regulation by the BPU. Additionally, the Natural Gas Policy Act, which was enacted in November 1978, contains provisions for Federal regulation of certain aspects of SJG’s business. SJG is affected by Federal regulation with respect to transportation and pricing policies applicable to pipeline capacity from Transcontinental Gas Pipeline Corporation (SJG’s major supplier), Columbia Gas Transmission Corporation and Dominion Transmission, Inc., since such services are provided under rates and terms established under the jurisdiction of the FERC. SJG’s retail sales are made under rate schedules within a tariff filed with and subject to the jurisdiction of the BPU. These rate schedules provide primarily for either block rates or demand/commodity rate structures. SJG’s primary rate mechanisms include base rates, the Basic Gas Supply Service Clause, Capital Investment Recovery Tracker, Energy Efficiency Tracker and the Conservation Incentive Program.

Effective September 17, 2010, the BPU granted SJG a base rate increase of $42.1 million, which was predicated, in part, upon a 8.21% rate of return on rate base that included a 10.3% return on common equity.  The $42.1 million includes $16.6 million of revenue previously recovered through the CIP and $6.8 million of revenues previously recovered through the CIRT, resulting in incremental revenue of $18.7 million.  SJG was permitted to recover regulatory assets contained in its petition and is allowed to defer certain federally mandated pipeline integrity management program costs for recovery in its next base rate case.  In addition, annual depreciation expense will be reduced by $1.2 million as a result of the amortization of excess cost of removal recoveries.  The BPU also authorized a Phase II of the rate proceeding to address the recovery of investment in CIRT not rolled into rate base in this case.

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

Capital Investment Recovery Tracker (CIRT) – In April 2009, the BPU approved an accelerated infrastructure investment program and an associated rate tracker, which allowed SJG to accelerate $103.0 million of capital spending into 2009 and 2010.  The BPU authorized Phase II of its rate case proceeding to address the recovery of investments in CIRT not rolled into rate base in its September 2010 rate case settlement. The CIRT allows SJG to earn a return of, and return on, investment as the capital is spent.

Energy Efficiency Tracker (EET) – In July 2009, the BPU approved an energy efficiency program to invest $17.0 million over two years in energy efficiency programs for residential, commercial and industrial customers.  Under this program, SJG can recover incremental operating and maintenance expenses and earn a return of, and return on, program investments.

Conservation Incentive Program (CIP) - The CIP is a BPU approved pilot program that is designed to eliminate the link between SJG profits and the quantity of natural gas SJG sells, and to foster conservation efforts. With the CIP, SJG’s profits are tied to the number of customers served and how efficiently SJG serves them, thus allowing SJG to focus on encouraging conservation and energy efficiency among its customers without negatively impacting net income.  The CIP tracking mechanism adjusts earnings based on weather, and also adjusts SJG’s earnings when actual usage per customer experienced during an annual period varies from an established baseline usage per customer.  In January 2010, the BPU approved an extension of the CIP through September 2013.  The CIP may be extended for a one year period in the absence of a Board order taking any affirmative action to the contrary with regard to the pilot program.

Utility earnings are recognized during current periods based upon the application of the CIP. The cash impact of variations in customer usage will result in cash being collected from, or returned to, customers during the subsequent CIP year, which runs from October 1 to September 30.

The effects of the CIP on SJG’s net income for the last three years and the associated weather comparisons were as follows ($’s in millions):

	2010	2009	2008
Net Income Benefit:
CIP – Weather Related	$1.1	$0.8	$1.6
CIP – Usage Related	5.5	8.5	9.2
Total Net Income Benefit	$6.6	$9.3	$10.8

Weather Compared to 20-Year Average	2.2% warmer	1.1% warmer	4.7% warmer
Weather Compared to Prior Year	0.1% warmer	3.9% colder	1.6% warmer

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

Earnings accrued and payments received under the CIP are limited to a level that will not cause SJG’s return on equity to exceed 10.3% (excluding earnings from off-system gas sales and certain other tariff clauses) and the annualized savings attained from reducing gas supply and storage assets.

Other Rate Mechanisms - SJG’s tariff also contains provisions permitting the recovery of environmental remediation costs associated with former manufactured gas plant sites, energy efficiency and renewable energy program costs, consumer education program costs and low-income program costs. These costs are recovered from customers through the Societal Benefits Clause.

See additional detailed discussions on Rates and Regulatory Actions in Note 10 to the consolidated financial statements.

ENVIRONMENTAL REMEDIATION — See detailed discussion concerning Environmental Remediation in Note 15 to the consolidated financial statements.

COMPETITION — SJG’s franchises are non-exclusive. Currently, no other utility provides retail gas distribution services within SJG’s territory. SJG does not expect any other utilities to do so in the foreseeable future because of the extensive investment required for utility plant and related costs. SJG competes with oil, propane and electricity suppliers for residential, commercial and industrial users, with alternative fuel source providers (wind, solar and fuel cells) based upon price, convenience and environmental factors, and with other marketers/brokers in the selling of wholesale natural gas services. The market for natural gas commodity sales is subject to competition due to deregulation. SJG’s competitive position against alternate fuels was enhanced while maintaining margins by using an unbundled tariff. This tariff allows full cost-of-service recovery when transporting gas for our customers. Under this tariff, SJG profits from transporting, rather than selling, the commodity. SJG’s residential, commercial and industrial customers can choose their supplier while we recover the cost of service through transportation service (See Customer Choice Legislation below).

SJRG competes in the wholesale natural gas market against a wide array of competitors on a cost competitive, term of service, and reliability basis. SJRG has been a reliable energy provider in this arena for 15 years. There has been significant consolidation of energy wholesale operations and large financial institutions have also entered the marketplace. We expect this trend to continue in the near term, which could result in downward pressure on the margins available.

Marina competes with other companies that develop and operate on-site energy production. Marina also faces competition from customers’ preferences for alternative technologies for energy production, as well as those customers that address their energy needs internally.

SJE competes with utilities and other third-party marketers to sell the unregulated natural gas and electricity commodity to customers. Marketers compete largely on price, which is driven by the commodity market. While the utilities are typically indifferent as to where customers get their gas or electricity, the price they set for the commodity they sell creates competition for SJE. Based on its market share, SJE is one of the largest marketers of natural gas in southern New Jersey as of December 31, 2010. In addition, similar to SJG, SJE faces competition from other energy products.

SJESP competes primarily with smaller, local contractors in southern New Jersey that install residential and commercial HVAC systems and provide major appliance repair and plumbing services. These contractors typically only serve their local communities and do not serve the entire southern part of New Jersey.

CUSTOMER CHOICE LEGISLATION— All residential natural gas customers in New Jersey can choose their natural gas commodity supplier under the terms of the “Electric Discount and Energy Competition Act of 1999." This bill created the framework and necessary time schedules for the restructuring of the state’s electric and natural gas utilities. The Act established unbundling, where redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. It also established time frames for instituting competitive services for customer account functions and for determining whether basic gas supply services should become competitive. Customers purchasing natural gas from a provider other than the local utility (the “marketer”) are charged for the gas costs by the marketer and charged for the transportation costs by the utility. The total number of customers in SJG’s service territory purchasing natural gas from a marketer averaged 30,152, 28,379 and 28,637 during 2010, 2009 and 2008, respectively.

RESULTS OF OPERATIONS:

SJI operates in several different reportable operating segments. Gas Utility Operations (SJG) consists primarily of natural gas distribution to residential, commercial and industrial customers. Wholesale Energy Operations include SJRG’s activities. SJE is involved in both retail gas and retail electric activities. Retail Gas and Other Operations include natural gas acquisition and transportation service business lines. Retail Electric Operations consist of electricity acquisition and transportation to commercial and industrial customers. On-Site Energy Production consists of Marina’s thermal energy facility and other energy-related projects. Appliance Service Operations includes SJESP’s servicing of appliances via the sale of appliance service programs as well as on a time and materials basis, and the installation of residential and small commercial HVAC systems.  The Retail Energy Operations caption includes Retail Gas and Other, Retail Electric, On-Site Energy Production and Appliance Service Operations.

Net Income attributable to SJI for 2010 increased $8.5 million, or 14.7%, to $66.7 million compared to 2009 primarily as a result of the following:

●
The income contribution from SJE for 2010 increased $13.2 million to $8.8 million due primarily to the change in unrealized gains and losses on derivatives used to mitigate price risk on electric as discussed below.

●
The decrease in the effective tax rate in 2010 compared to 2009 is due to the impact of the investment tax credit available on renewable energy facilities at Marina, which resulted in a $6.4 million decrease in income taxes.

●	The income contribution from SJG for 2010 increased $4.7 million, or 12.0%, to $43.9 million due primarily to the settlement of the base rate case in September 2010.

●
The income contribution from SJRG for 2010 decreased $13.4 million, or 75.1%, to $4.4 million due primarily to the change in unrealized gains and losses on derivatives used by SJRG to mitigate natural gas commodity price risk, as discussed below.

Net Income in 2009 decreased $18.8 million, or 24.5%, to $58.1 million compared with 2008. This decrease was primarily due to a 58.6% decrease in income contribution from SJRG and SJE related to the change in unrealized gains and losses on derivatives used to mitigate price risk on natural gas and electric as discussed below.

A significant portion of the volatility in operating results is due to the impact of the accounting methods associated with SJI’s derivative activities. The Company uses derivatives to limit its exposure to market risk on transactions to buy, sell, transport and store natural gas and to buy and sell retail electricity. The Company also uses derivatives to limit its exposure to increasing interest rates on variable-rate debt.

The types of transactions that cause the most significant volatility in operating results are as follows:

●
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

●
SJE uses forward contracts to mitigate commodity price risk on fixed price electric contracts with customers. In accordance with GAAP, the forward contracts are recorded at fair value, with changes in fair value recorded in earnings in the period of change. The related customer contracts are not considered derivatives and therefore are not recorded in earnings until the electric is delivered. As a result, earnings are subject to volatility as the market price of the forward contracts change, even when the underlying hedged value of the customer contract is unchanged. Over time, gains or losses on the sale of the fixed price electric under contract will be offset by losses or gains on the forward contracts, resulting in the realization of the profit margin expected when the transactions were initiated.

As a result, management also uses the non-generally accepted accounting principles (“non-GAAP”) financial measures of Economic Earnings, Economic Earnings per share, Non-Utility Economic Earnings, Wholesale Energy Economic Earnings and Retail Energy Economic Earnings when evaluating the results of operations for its nonutility operations. These non-GAAP financial measures should not be considered as an alternative to GAAP measures, such as net income, operating income, earnings per share from continuing operations or any other GAAP measure of liquidity or financial performance.

We define Economic Earnings as: Income from continuing operations, (1) less the change in unrealized gains and plus the change in unrealized losses, as applicable and in each case after tax, on all commodity derivative transactions and the ineffective portion of interest rate derivative transactions that we are marking to market, and (2) adjusting for realized gains and losses, as applicable and in each case after tax, on all hedges attributed to inventory transactions to align them with the related cost of inventory in the period of withdrawal.

Economic Earnings is a significant performance metric used by our management to indicate the amount and timing of income from continuing operations that we expect to earn after taking into account the impact of derivative instruments on the related transactions. Specifically, we believe that this financial measure indicates to investors the profitability of the entire derivative related transaction and not just the portion that is subject to mark-to-market valuation under GAAP. Considering only the change in market value on the derivative side of the transaction can produce a false sense as to the ultimate profitability of the total transaction as no change in value is reflected for the non-derivative portion of the transaction.

Economic Earnings for 2010 increased $9.7 million, or 13.7%, to $81.0 million compared to 2009 primarily as a result of the following:

●
The decrease in the effective tax rate in 2010 compared to 2009 is due to the impact of the investment tax credit available on renewable energy facilities at Marina, which resulted in a $6.4 million decrease in income taxes.

●	The income contribution from SJG for 2010 increased $4.7 million, or 12.0%, to $43.9 million due primarily to the settlement of the base rate case in September 2010.

The following table presents a reconciliation of our income from continuing operations and earnings per share from continuing operations to Economic Earnings and Economic Earnings per share (in thousands except per share data):

	2010	2009	2008

Income from Continuing Operations	$67,285	$58,532	$77,178
Minus/Plus:
Unrealized Mark-to-Market Losses/(Gains) on Derivatives and Realized (Gains)/Losses on Inventory Injection Hedges	13,698	12,723	(9,302)

Economic Earnings	$80,983	$71,255	$67,876

Earnings per Share from Continuing Operations	$2.25	$1.96	$2.59
Minus/Plus:
Unrealized Mark-to-Market Losses/(Gains) on Derivatives and Realized (Gains)/Losses on Inventory Injection Hedges	0.45	0.42	(0.32)

Economic Earnings per Share	$2.70	$2.38	$2.27

Non-Utility Income from Continuing Operations	$23,361	$19,440	$37,803
Minus/Plus:
Unrealized Mark-to-Market Losses/(Gains) on Derivatives and Realized (Gains)/Losses on Inventory Injection Hedges	13,698	12,723	(9,302)

Non-Utility Economic Earnings	$37,059	$32,163	$28,501

Wholesale Energy Income from Continuing Operations	$4,447	$17,859	$29,787
Minus/Plus:
Unrealized Mark-to-Market Losses/(Gains) on Derivatives and Realized (Gains)/Losses on Inventory Injection Hedges	16,771	6,817	(10,775)

Wholesale Energy Economic Earnings	$21,218	$24,676	$19,012

Retail Energy Income from Continuing Operations	$18,914	$1,581	$8,016
Minus/Plus:
Unrealized Mark-to-Market Losses/(Gains) on Derivatives and Realized (Gains)/Losses on Inventory Injection Hedges	(3,073)	5,906	1,473

Retail Energy Economic Earnings	$15,841	$7,487	$9,489

Operating Revenues and Throughput— Utility — The following table summarizes the composition of select gas utility data for the three years ended December 31 (in thousands, except for customer and degree day data):

	2010		2009		2008
Utility Throughput – dth:
Firm Sales -
Residential	22,962	21%	22,736	23%	21,530	15%
Commercial	5,884	5%	6,063	6%	6,127	4%
Industrial	292	—	331	1%	188	—
Cogeneration and electric generation	1,167	1%	322	—	561	—
Firm Transportation -
Residential	2,136	2%	2,005	2%	1,988	1%
Commercial	6,043	6%	5,930	6%	5,687	4%
Industrial	12,625	11%	12,002	12%	12,661	9%
Cogeneration and electric generation	5,500	5%	2,290	2%	2,536	2%
Total Firm Throughput	56,609	51%	51,679	52%	51,278	35%

Interruptible Sales	52	—	5	—	35	—
Interruptible Transportation	1,842	2%	2,314	2%	2,716	2%
Off-System	6,034	5%	6,282	7%	9,632	7%
Capacity Release	46,278	42%	38,387	39%	80,665	56%

Total Throughput - Utility	110,815	100%	98,667	100%	144,326	100%
Utility Operating Revenues:
Firm Sales-
Residential	$302,824	64%	$318,143	66%	$320,401	57%
Commercial	67,967	14%	71,669	15%	81,914	15%
Industrial	3,573	1%	3,824	1%	5,434	1%
Cogeneration and electric generation	7,774	2%	2,709	1%	7,940	1%
Firm Transportation -
Residential	11,908	2%	10,491	2%	10,408	2%
Commercial	21,989	5%	19,722	4%	18,286	3%
Industrial	16,613	3%	14,751	3%	12,504	2%
Cogeneration and electric generation	4,598	1%	2,272	—	1,682	—
Total Firm Revenues	437,246	92%	443,581	92%	458,569	81%

Interruptible Sales	770	—	89	—	403	—
Interruptible Transportation	1,842	—	2,122	—	1,786	—
Off-System	30,757	7%	32,978	7%	90,430	16%
Capacity Release	4,156	1%	4,282	1%	15,549	3%
Other	1,211	—	1,324	—	1,309	—
	475,982	100%	484,376	100%	568,046	100%
Less:
Intercompany Sales	6,575		4,112		7,855
Total Utility Operating Revenue	469,407		480,264		560,191

Less:
Cost of sales	259,807		289,740		375,549
Conservation recoveries *	6,910		7,718		7,741
RAC recoveries *	6,863		5,189		3,079
EET recoveries*	1,433		190		—
Revenue taxes	8,607		8,836		8,655
Utility Margin	$185,787		$168,591		$165,167
Margin:
Residential	$115,697	62%	$104,373	62%	$99,862	61%
Commercial and industrial	44,705	24%	39,853	24%	38,995	24%
Cogeneration and electric generation	2,957	2%	2,251	1%	1,997	1%
Interruptible	177	—	144	—	143	—
Off-system & capacity release	1,258	1%	1,416	1%	3,349	2%
Other revenues	2,158	1%	2,511	1%	2,440	1%
Margin before weather normalization & decoupling	166,952	90%	150,548	89%	146,786	89%
CIRT mechanism	7,523	4%	2,198	1%	—	—
CIP mechanism	11,139	6%	15,809	10%	18,381	11%
EET mechanism	173	—	36	—	—	—

Utility Margin	$185,787	100%	$168,591	100%	$165,167	100%
Number of Customers at Year End:
Residential	324,246	93%	320,290	93%	317,026	93%
Commercial	23,010	7%	22,802	7%	22,636	7%
Industrial	469	—	474	—	474	—

Total Customers	347,725	100%	343,566	100%	340,136	100%

Annual Degree Days:	4,582		4,588		4,417

* Represents expenses for which there is a corresponding credit in operating revenues. Therefore, such recoveries have no impact on our financial results.

Throughput —  Utility - Total gas throughput increased 12.1 MMdts, or 12.3%, from 2009 to 2010.  The majority of the increase is attributable to higher capacity release, which increased by 7.9 MMdts over the prior year, as reflected in the table above.  More capacity became available during 2010 as capacity previously transferred out of SJG under the provisions of the CIP were returned to the utility.  See additional discussion of the CIP under “Rates and Regulation.”  In addition, cogeneration and electric generation sales and transportation throughput increased in 2010.  As the summer of 2010 was one of the hottest on record, higher electric consumption for air conditioning drove the demand for greater natural gas consumption by the region’s electric utility.  In the cogeneration market, a significant increase in transportation throughput was realized as a single customer increased its contract significantly to shift supply from its alternative pipeline supplier to SJG.  Firm throughput also increased moderately due to the addition of 3,956 residential customers in 2010.

Total gas throughput decreased 45.7 MMdts, or 31.6%, from 2008 to 2009.  Off-System sales (OSS) and capacity release volume decreased substantially in 2009 as SJG’s portfolio of assets available for such activities had been reduced in prior years under the CIP.  As the majority of profits from OSS and capacity release are returned to the ratepayers via a BPU-approved sharing formula, the resulting impact of such activity on SJG earnings was greatly mitigated, as reflected in the margin table above.  Firm throughput increased in the residential market as a result of 3.9% colder weather and the addition of 3,264 residential customers during 2009 as compared with 2008.     Changes in throughput in other customer categories were not significant.

Operating Revenues - Utility— Revenues decreased $10.9 million, or 2.3%, during 2010 compared with 2009 after eliminating intercompany transactions.  Firm revenues decreased $6.3 million, or 1.4%, primarily as a result of a lower BGSS rate in effect during 2010.  While changes in gas costs and BGSS recoveries may fluctuate from period to period, SJG does not profit from the sale of the commodity.  Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on Company profitability, as further discussed under “Margin.”  There was also a $2.2 million decrease in OSS during 2010 versus 2009.  This decrease was primarily related to more volume being marketed as capacity release compared with 2009.  As reflected in the Margin table above, the impact of lower OSS did not have a material impact on the earnings of the Company, as SJG is required to share 85% of the profits of such activity with the ratepayers.

Revenues for SJG decreased $79.9 million during 2009, compared with 2008, primarily due to lower OSS revenue after eliminating intercompany transactions.

OSS and capacity release revenue decreased by $57.5 million and $11.3 million, respectively, during 2009 compared with 2008.  These decreases were primarily related to continued reductions in SJG’s portfolio of assets available for such activities under the provisions of the CIP, as noted above under “Throughput,” and a significant decrease in the average cost per unit sold during 2009.  The OSS unit sales prices declined from an average of $9.39 per dt during 2008 to $5.25 per dt during 2009 due to significant declines in the cost of natural gas during 2009. The impact of lower OSS and capacity release did not have a material impact on earnings.  Firm sales revenue decreased approximately $15.0 million during 2009 compared with 2008 also as a result of significantly lower natural gas prices.  The average cost of natural gas purchased during 2009 was $7.52 per dt, representing a 27.5% decrease relative to the average cost of $10.38 per dt in 2008.  This decrease in natural gas costs precipitated a customer refund of over-recovered gas costs through the BPU-approved BGSS in October 2009 totaling approximately $20.4 million. As previously stated, SJG does not profit from the sale of the commodity.  Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on Company profitability.

Operating Revenues — Nonutility 2010 vs. 2009 — Combined revenues for SJI’s nonutility businesses, net of intercompany transactions, increased by $90.5 million in 2010, compared with 2009.

SJE’s revenues from retail gas, net of intercompany transactions, increased by $4.4 million, or 4.1%, in 2010, compared with 2009 due mainly to volumetric growth of 13.1% and a 10.8% increase in the average monthly NYMEX settle price.  The majority of SJE’s natural gas customer contracts are market-priced.  As of December 31, SJE was serving the following number of retail gas customers:

	2010	2009
Residential	7,177	8,772

Commercial & Large Volume	1,533	1,415

Sales volumes for the comparative period were as follows (in dekatherms):

	2010	2009
Residential	686,689	826,234

Commercial & Large Volume	17,633,243	15,365,834

Market conditions continue to make it difficult to be competitive in the residential and small commercial markets. We continue to focus our marketing efforts on the pursuit of non-heat-sensitive commercial customers in an effort to mitigate price volatility and weather risk.

SJE’s revenues from retail electricity, net of intercompany transactions, increased $92.1 million, or 88.2%, in 2010, compared with 2009. Excluding the impact of the net change in unrealized gains/losses recorded on forward financial contracts due to price volatility of $18.5 million, as discussed above, revenues increased $73.6 million or 64.0%.  A summary of SJE’s retail electric revenue is as follows (in millions):

	2010	2009	Change

SJE Retail Electric Revenue	$196.5	$104.4	$92.1

Add: Unrealized Losses (Subtract: Unrealized Gains)	(8.0)	10.5	(18.5)

SJE Retail Electric Revenue, Excluding Unrealized Losses (Gains)	$188.5	$114.9	$73.6

This increase was mainly due to the impact of SJE being the successful bidder on a contract to supply retail electricity to over 400 school districts located throughout the state of New Jersey beginning in April 2009 and a 27.8% increase in the average monthly Locational Marginal Price (LMP) per megawatt hour in 2010 compared with 2009.  Excluding the school bid, most of SJE’s retail electric customer contracts are market-priced.

SJRG’s revenues, net of intercompany transactions, decreased $8.7 million in 2010, compared with 2009. Excluding the impact of the net change in unrealized gains/losses recorded on forward financial contracts of $26.6 million due to price volatility and adjusting for realized gains and losses on all hedges attributed to inventory transactions of $(9.8) million to align them with the related cost of inventory in the period of withdrawal, as discussed above, SJRG’s revenues increased $8.1 million. A summary of SJRG’s revenue is as follows (in millions):

	2010	2009	Change

SJRG Revenue	$88.4	$97.1	$(8.7)

Add: Unrealized Losses (Subtract: Unrealized Gains)	30.7	4.1	26.6
Add: Realized Losses (Subtract: Realized Gains) on Inventory Injection Hedges	(2.3)	7.5	(9.8)

SJRG Revenue, Excluding Unrealized Losses (Gains) and Realized Losses (Gains) on Inventory Injection Hedges	$116.8	$108.7	$8.1

This increase in revenues is mainly attributable to increased marketing of Marcellus area production gas. and a 43.1% increase in sales of storage volumes. As discussed in Note 16 to the consolidated financial statements, revenues and expenses related to the energy trading activities of SJRG are presented on a net basis in Operating Revenues – Nonutility.

Revenues for Marina increased $1.1 million, or 3.0%, in 2010 compared with 2009, due mainly to  higher chilled  (23.8%) and hot (34.6%) water volumetric production. Volumetric increases were driven by the impact of improving economic conditions on resort occupancy and the significance of temperature extremes experienced in the summer and winter of 2010 compared with 2009. The increase was partially offset by the impact of the deconsolidation of AC Landfill Energy, LLC (ACLE) and WC Landfill Energy, LLC (WCLE) as discussed in Note 1 to the consolidated financial statements.

Revenues for SJESP increased $0.8 million, or 4.4%, in 2010, compared with 2009, due mainly to additional installation jobs fueled by the availability of state stimulus incentives which was partially offset by revenues from a large commercial installation job recorded in 2009.

Operating Revenues — Nonutility 2009 vs. 2008 — Combined revenues for SJI’s nonutility businesses, net of intercompany transactions, decreased by $36.6 million in 2009, compared with 2008.

In 2009, SJE’s revenues from retail gas, net of intercompany transactions, decreased by $65.5 million, or 37.8%, in 2009, compared with 2008 due mainly to a 56.1% decrease in the average monthly NYMEX settle price.  The majority of SJE’s natural gas customer contracts are market-priced.  In addition, as of December 31, 2009, SJE was serving 8,772 residential and 871 commercial customers compared with 10,310 residential and 1,089 commercial customers as of December 31, 2008.  Market conditions continue to make it difficult to be competitive in these markets. We continue to focus our marketing efforts on the pursuit of non-heat-sensitive commercial customers in an effort to mitigate price volatility and weather risk.

SJE’s revenues from retail electricity, net of intercompany transactions, increased $57.6 million or 123.2% in 2009, compared with 2008.  Excluding the impact of the net change in unrealized losses recorded on forward financial contracts due to price volatility of $10.5 million, revenues increased $68.1 million or 145.6%. This increase was mainly due to the impact of SJE being the successful bidder on a contract to supply retail electricity to over 400 school districts located throughout the state of New Jersey beginning in April 2009.  Partially offsetting this was a 51.9% decrease in the average monthly LMP per megawatt hour in 2009 compared with 2008. Excluding the school bid, essentially all of SJE’s retail electric customer contracts are market-priced.

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

This decrease in revenues is mainly attributable to the timing of realized storage hedge gains and losses.  See Gross Margin – Nonutility.  The decrease is partially offset by a 9.2% increase in sales of storage volumes.  Revenues and expenses related to the energy trading activities of SJRG are presented on a net basis in Operating Revenues – Nonutility.

Revenues for Marina decreased $9.9 million or 21.2% in 2009, compared with 2008 due mainly to  significantly lower sales rates for chilled and hot water. Lower sales rates were driven by lower underlying commodity prices. Volumetric hot water production increased 3.9% and chilled water production increased 1.8% in 2009 compared with 2008. Additional production was mainly attributable to a full year’s usage from Borgata’s Water Club tower which opened in June 2008. This was offset by lower demand, particularly for chilled water, at Borgata’s other facilities mainly driven by the impact of current economic conditions on resort occupancy and significantly cooler temperatures in the summer of 2009 compared with 2008.

Revenues for SJESP decreased $0.3 million or 1.5% in 2009, compared with 2008 due mainly to  lower time and materials, plumbing and installation sales that were negatively impacted by depressed economic conditions.  This was mostly offset by revenues from a large commercial installation job and a price increase to our warranty contracts that took effect April 1, 2008.

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

Total margin in 2010 increased $17.2 million, or 10.2%, from 2009 primarily due to the rate case settlement discussed above under “Rates and Regulation”, a full year of the CIRT and customer additions.  The CIRT allows SJG to earn a return on approved infrastructure investments made under this program.

The CIP protected $11.1 million of pre-tax margin in 2010 that would have been lost due to lower customer usage, compared to $15.8 million in 2009.  Of these amounts, $1.9 million and $1.4 million were related to weather variations and $9.2 million and $14.4 million were related to other customer usage variations in 2010 and 2009, respectively.

Total margin in 2009 increased $3.4 million, or 2.1%, from 2008 primarily due to customer additions of 3,430 and approval in 2009 of SJG’s CIRT, as discussed above under “Rates and Regulation.”  The CIRT allows SJG to earn a return on approved infrastructure investments made under this program.  Partially offsetting these increases was a decrease in OSS and capacity release margins due to continued reductions in SJG’s portfolio of assets available for such activities as discussed above.

The CIP protected $15.8 million of pre-tax margin that would have been lost due to lower customer usage, compared with $18.4 million in 2008.  Of these amounts, $1.4 million and $2.7 million were related to weather variations and $14.4 million and $15.7 million were related to other customer usage variations in 2009 and 2008, respectively.

Gross Margin — Nonutility — Gross margin for the nonutility businesses is defined as revenue less all costs that are directly related to the production, selling and delivery of the company’s products and services. These costs primarily include natural gas and electric commodity costs as well as certain payroll and related benefits. On the statements of consolidated income, revenue is reflected in Operating Revenues - Nonutility and the costs are reflected in Cost of Sales - Nonutility. As discussed in Note 16 to the consolidated financial statements, revenues and expenses related to the energy trading activities of SJRG are presented on a net basis in Operating Revenues - Nonutility.

For 2010, combined gross margins for the nonutility businesses, net of intercompany transactions, decreased $0.9 million to $60.6 million compared with 2009. This decrease is primarily due to the following:

●
Gross margin for SJRG decreased $21.8 million in 2010 compared with 2009. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts and the net change in realized gains and losses on all hedges attributed to inventory transactions as discussed above, gross margin for SJRG decreased $5.1 million due mainly to tighter spreads attained on our storage and transportation assets.  These tighter spreads were partially offset by margins derived from increased marketing of Marcellus production gas. Storage assets allow SJRG to lock in the differential between purchasing natural gas at low current prices and selling equivalent quantities at higher future prices. Gross margin is generated via seasonal pricing differentials. While this margin will be attained over the transaction cycle, the timing of physical injections and withdrawals and related hedge settlements can cause earnings fluctuations for accounting purposes due to the volatile nature of wholesale gas prices. During the injection season of 2009, NYMEX prices decreased significantly. Typical to our business cycle, we entered into financial hedges designed to protect our ultimate injection prices at a time when NYMEX prices were relatively high. These contracts settled in the injection months when the NYMEX had fallen considerably and thus produced significant realized hedge losses which were recorded into earnings. During this period we purchased less expensive physical gas that was injected into storage.  During the injection season of 2010, the impact of realized hedge gains/losses recorded into earnings was not significant.

Overall, SJRG’s contribution to margin from storage and transportation assets has decreased due to market conditions and we have begun to shed some of these assets.  However, we expect to continue to add substantial margin from marketing and related opportunities in the Marcellus region, capitalizing on our established presence in the area.  Future margins could fluctuate significantly due to the volatile nature of wholesale gas prices.

Storage and transportation assets under contract as of December 31 are as follows:

	2010	2009	2008
Storage (Bcf)	12.5	12.2	12.2
Transportation (dts/day)	83,115	153,000	124,375

●
Gross Margin for Marina decreased $1.3 million in 2010 compared with 2009. Gross margin as a percentage of Operating Revenues decreased 5.1 percentage points due mainly to the deconsolidation of ACLE and WCLE as discussed in Note 1 to the consolidated financial statements and an increase in low-margin electric sales to the Borgata.

●
Gross margin from SJE’s retail gas sales increased $0.8 million in 2010, compared with 2009. Excluding the impact of a $0.3 million change in unrealized gains/losses recorded on forward financial contracts as discussed above, gross margin increased $0.5 million in 2010, compared with 2009, due mainly to incremental margins from new customers acquired in our Pennsylvania retail book which was partially offset by the impact of lower New Jersey customer counts (See Operating Revenues – Nonutility). Gross margins as a percentage of Operating Revenues did not change significantly in 2010, compared with 2009.

●
Gross margin from SJE’s retail electricity sales increased $21.0 million in 2010 compared with 2009. Excluding the impact of a $18.5 million change in unrealized gains/losses recorded on forward financial contracts, gross margin increased $2.5 million in 2010 compared with 2009. This increase was mainly due to the impact of the school bid and additional customer growth as mentioned in Operating Revenues - Nonutility.  Excluding the impact of the change in unrealized gains/losses, gross margin as a percentage of Operating Revenues did not change significantly in 2010 compared with 2009.

●	Gross margin for SJESP increased $0.1 million in 2010 compared with 2009. Gross margin as a percentage of Operating Revenues did not change significantly between years.

For 2009, combined gross margins for the nonutility businesses, net of intercompany transactions, decreased $36.4 million to $61.5 million compared with 2008. This decrease is primarily due to the following:

●
Gross Margin for SJRG decreased $20.5 million in 2009, compared with 2008. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts as discussed above, gross margin for SJRG decreased $8.3 million due mainly to the timing of realized hedge gains and losses related to our storage assets.  Storage assets allow SJRG to lock in the differential between purchasing natural gas at low current prices and selling equivalent quantities at higher future prices.  Gross margin is generated via seasonal pricing differentials.  While this margin will be attained over the transaction cycle, the timing of physical injections and withdraws and related hedge settlements can cause earnings fluctuations for accounting purposes due to the volatile nature of wholesale gas prices.  During the injection season of 2008, NYMEX prices increased significantly.  Typical to our business cycle, we entered into financial hedges designed to protect our ultimate injection prices at a time when NYMEX prices were relatively low.  These contracts settled in the injection months when the NYMEX had risen considerable and thus produced significant realized hedge gains which were recorded into earnings.  During this period we purchased more expensive physical gas that was injected into storage.  During the injection season of 2009, just the opposite occurred as NYMEX prices fell considerably and our hedge contracts were settled at significant losses which were recorded into earnings.  However, during this period we were able to purchase physical injection gas at relatively low prices.

Storage and transportation assets under contract as of December 31 are as follows:

	2009	2008	2007
Storage (Bcf)	12.2	12.2	10.0
Transportation (dts/day)	153,000	124,375	69,429

●
Gross Margin for Marina decreased $3.8 million in 2009, compared with 2008. Gross margin as a percentage of Operating Revenues increased 3.9 percentage points due mainly to a decrease in low-margin electric sales to Borgata.  As per our contract, the billing rates are designed to recover the underlying commodity costs over time.  However during interim periods, certain components of the underlying commodity costs are not adjusted proportionately.

●
Gross margin from SJE’s retail gas sales decreased $2.8 million in 2009, compared with 2008. Excluding the impact of a $0.6 million change in unrealized gains/losses recorded on forward financial contracts, gross margin decreased $2.2 million in 2009, compared with 2008 due mainly to lower customer counts (See Operating Revenues – Nonutility) and tighter margins due to increased competition.  Also, during the first quarter of 2008, SJE partially recovered losses from a full requirements customer in the commercial market that were recognized in 2006.  Gross margin as a percentage of Operating Revenues did not change significantly in 2009, compared with 2008.

●
Gross margin from SJE’s retail electricity sales decreased $8.9 million in 2009, compared with 2008.  Excluding the impact of a $10.5 million increase in unrealized losses recorded on forward financial contracts, gross margin increased $1.6 million in 2009, compared with 2008.  This increase was mainly due to the impact of the school bid as mentioned in Operating Revenues – Nonutility.  Excluding the impact of the unrealized losses, gross margin as a percentage of Operating Revenues decreased 2.1 percentage points in 2009 compared with 2008.  Margins as a percentage of Operating Revenues declined due to three main factors.  First, we recovered some previously expensed costs in 2008.  Second, several of our larger higher margin customers consumed significantly fewer volumes in 2009.  Third, charges for transmission and marginal losses were substantially higher in 2009.

●	Gross Margin for SJESP decreased $0.1 million in 2009, compared with 2008. Gross margin as a percentage of Operating Revenues did not change significantly between years.

Operations Expense — A summary of net changes in operations expense follows (in thousands):

	2010 vs. 2009	2009 vs. 2008
Utility	$4,728	$6,422
Nonutility:
Wholesale Energy	1,625	865
Retail Gas and Other	115	(366)
Retail Electricity	472	584
On-Site Energy Production	(539)	1,311
Appliance Service	1,031	586
Total Nonutility	2,704	2,980
Intercompany Eliminations and Other	(456)	(105)
Total Operations	$6,976	$9,297

Utility Operations expense increased $4.7 million during 2010, as compared with 2009.  This is the result of increases in expense associated with uncollectible customer accounts receivable, higher bank fees required to support credit availability and the Company’s variable-rate debt, along with moderate increases in corporate support, governance, compliance and employee compensation costs.

Utility Operations expense increased $6.4 million during 2009, as compared with 2008.  This increase is primarily the result of a $4.0 million increase in the cost of providing pension and other postretirement benefits plans during 2009 due to significant losses in the assets of those plans during 2008. The Company also experienced moderate increases in insurance, governance, compliance and employee compensation costs during 2009.

Nonutility  operations expense increased in 2010 compared with the previous year due mainly to additional personnel, governance and compliance costs to support continued growth. These increases were partially offset by the impact of the deconsolidation of ACLE and WCLE, as discussed in Note 1 to the consolidated financial statements.

Nonutility On-Site Energy Production Operations expense increased in 2009 and 2008 compared with the previous year due mainly to higher labor and operating costs at all active projects, costs related to landfill projects and the thermal plant expansion that began operations during 2008.

Other changes in Operations Expense during 2010 and 2009 were not significant.

Other Operating Expenses — A summary of changes in other consolidated operating expenses (in thousands):

	2010 vs. 2009	2009 vs. 2008
Maintenance	$2,681	$970
Depreciation	$2,738	$2,043
Energy and Other Taxes	$411	$(390)

Maintenance – Maintenance expense increased $2.7 million during 2010, compared with 2009; and $1.0 million during 2009, compared with 2008; primarily due to higher levels of Remediation Adjustment Clause (RAC) amortization. These costs are recovered from ratepayers; therefore, SJG experienced an offsetting increase in revenue during 2010 and 2009.

Depreciation Expense - Depreciation increased $2.7 million during 2010 compared with 2009; and $2.0 million during 2009, compared with 2008; due mainly to the increased investment in property, plant and equipment by SJG and Marina.

Energy and Other Taxes — The change in Energy and Other Taxes in 2010 and 2009 compared with the prior year was not significant.

Other Income and Expense —  Other income and expense increased $3.1 million and $0.5 million in 2010 and 2009 compared to the prior year, respectively, due to higher interest income charged for notes receivable advances to affiliates.

Interest Charges — Interest charges increased by $2.9 million in 2010 as compared with 2009, and decreased $6.7 million in 2009 as compared with 2008. The increase in 2010 was due primarily to higher average levels of short-term debt during 2010, along with the issuance of long-term debt at SJG (see Note 14 of the consolidated financial statements). The reduction in interest charges in 2009 as compared to 2008 was due to lower interest rates on short and long-term debt that more than offset higher average borrowing levels experienced during 2009. Higher borrowings were incurred in 2010 and 2009 mainly to support increased levels of capital investment.

Income Taxes – Income tax expense decreased by $5.5 million for 2010 as compared to 2009. The effective tax rate decreased from 37.0% in 2009 to 30.0% in 2010.  This decrease is primarily due to the impact of the investment tax credit available on renewable energy facilities at Marina.

Equity in Earnings of Affiliated Companies – Equity in earnings of affiliated companies decreased by $2.1 million for 2010 as compared to 2009.  This decrease in equity in earnings of affiliated companies is primarily due to unrealized losses on interest rate swaps at LVE.

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

Cash Flows from Operating Activities — Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $159.1 million, $175.2 million and $26.4 million in 2010, 2009 and 2008, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization and gas cost recoveries. Net cash provided by operating activities declined in 2010 as compared with 2009 due to higher accounts receivable balances at the end of 2010 caused by increased commodity marketing activities and the impact of cold weather on natural gas demand; higher prepaid taxes due to a late year tax law change; and high levels of cash produced in 2009 from the liquidation of high priced natural gas in inventory was not repeated in 2010. These factors more than offset an improved recovery of gas costs from customers under our BGSS clause and higher accounts payable due to the increased commodity sales at year end 2010.  Net cash provided by operating activities in 2009 were positively impacted by lower unit gas costs and the impact of those costs on natural gas inventory balances.  The Company also incurred lower environmental remediation costs in 2009 as compared with 2008.  The lower environmental remediation costs include a decrease in remediation expenditures as well as increased insurance recoveries during 2009.

Cash Flows from Investing Activities — SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. Net cash outflows for construction projects for 2010, 2009 and 2008 amounted to $166.9 million, $109.3 million and $62.0 million, respectively. We estimate the net cash outflows for construction projects for 2011, 2012 and 2013 to be approximately $145.0 million, $159.6 million and $118.0 million, respectively.  The increase in the 2010 capital expenditures was a direct result of SJG’s CIRT program, which began in 2009.  See additional details under “Rates and Regulation.”  For capital expenditures, including those under SJG’s CIRT, the Company will use short-term borrowings under lines of credit from commercial banks to finance capital expenditures as incurred. From time to time, the Company will refinance the short-term debt incurred to support capital expenditures with long-term debt.

In support of its risk management activities, the Company is required to maintain margin accounts with selected counterparties as collateral for its forward contracts, swap agreements, options contracts and futures contracts. These margin accounts are included in Restricted Investments or Margin Account Liability, depending upon the value of the related contracts, (the change in the Margin Account Liability is reflected in cash flows from Operating Activities) on the consolidated balance sheets. The required amount of restricted investments changes on a daily basis due to fluctuations in the market value of the related outstanding contracts and are difficult to predict.  Margin posted by the Company increased by $3.3 million during 2010, compared with a decrease of $25.9 million during 2009 and a $29.7 million increase in 2008.

During 2010, 2009 and 2008 the Company provided net advances to unconsolidated affiliates of $96.1 million, $23.9 million and $7.5 million, respectively. The purpose of the advances was to develop several energy production facilities and to cover certain project related costs of LVE (See Commitments and Contingencies in Note 15 to the consolidated financial statements).

Cash Flows from Financing Activities — Short-term borrowings under lines of credit from commercial banks are used to supplement cash from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, short-term debt incurred to finance capital expenditures is refinanced with long-term debt.

Credit facilities and available liquidity as of December 31, 2010 were as follows (in thousands):

Company	Total Facility	Usage	Available Liquidity	Expiration Date

SJG:

Revolving Credit Facility	$100,000	$50,000	$50,000	August 2011(A)
Line of Credit	40,000	—	40,000	August 2011(A)
Uncommitted Bank Lines	40,000	8,900	31,100	Various

Total SJG	180,000	58,900	121,100

SJI:

Revolving Credit Facility	200,000	182,793	17,207	August 2011(A), (B)
Term Line of Credit	30,437	30,437	—	October 2011
Uncommitted Bank Lines	95,000	66,150	28,850	Various

Total SJI	325,437	279,380	46,057

Total	$505,437	$338,280	$167,157

(A)	The Company anticipates extending these lines of credit during the second quarter of 2011.

(B)	Includes letters of credit in the amount of $87.6 million under the SJI revolving credit facility.

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary the SJI facilities can also be used to support SJG’s liquidity needs. All committed facilities contain one financial covenant regarding the ratio of total debt to total capitalization, measured on a quarterly basis. SJI and SJG were in compliance with this covenant as of December 31, 2010. Borrowings under these credit facilities are at market rates. The weighted average borrowing cost, which changes daily, was 0.99%, 0.77% and 1.16% at December 31, 2010, 2009 and 2008, respectively.  Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business’ future liquidity needs.

SJI supplements its operating cash flow and credit lines with both debt and equity capital. Over the years, SJG has used long-term debt, primarily in the form of First Mortgage Bonds and Medium Term Notes (MTN), secured by the same pool of utility assets, to finance its long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment. In September 2009, SJG received approval from the New Jersey Board of Public Utilities to issue up to $150.0 million in long-term debt by September 2011.    During 2010, SJG issued $115.0 million aggregate principal amount of its MTNs under private placements and retired $10.0 million of MTNs at par.    In November 2009, SJG completed an early redemption of $9.9 million of 6.50% bonds due in 2016.  SJG redeemed this debt early to achieve significant interest expense savings due to the low interest rates available to SJG.

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

In 2008, SJI raised equity capital through its Dividend Reinvestment Plan (DRP). Historically, participants in SJI’s DRP received newly issued shares. Through the end of March 2008, we offered a 2% discount on DRP investments as it was the most cost-effective way to raise equity capital in the quantities we were seeking. Due to our continued strong equity position, beginning in April 2008, the 2% discount was not offered and DRP participants began receiving shares purchased in the market.  Through the DRP, SJI raised $2.1 million of equity capital by issuing 60,390 shares in 2008. In September 2008, we announced our intent to establish a stock repurchase program for SJI that could result in the repurchase of up to 1.5 million shares of SJI common stock at any time prior to October 2012.  No purchases have been made to date.

SJI’s capital structure was as follows:

	As of December 31,
	2010	2009

Equity	44.8%	50.0%
Long-Term Debt	35.5	32.0
Short-Term Debt	19.7	18.0
Total	100.0%	100.0%

The change in the SJI capital structure from 2009 to 2010 is primarily related to an increase in borrowings to support higher accounts receivable balances at the end of 2010 caused by increased commodity marketing activities and the impact of cold weather on natural gas demand; an increase in the 2010 capital expenditures which was a direct result of SJG’s CIRT program and an increase in net advances to unconsolidated affiliates to develop several energy production facilities and to cover certain project related costs of LVE as discussed above. A significant portion of these borrowings will be repaid in the first quarter of 2011 as the receivables are collected and the advances to unconsolidated affiliates are replaced with permanent financing.

For 2010, 2009 and 2008, SJI paid quarterly dividends to its common shareholders. SJI has paid dividends on its common stock for 59 consecutive years and has increased that dividend each year for the last ten years. The Company currently looks to grow that dividend by at least 6% to 7% per year and has a targeted payout ratio of between 50% and 60%. In setting the dividend rate, the Board of Directors of SJI considers future earnings expectations, payout ratio, and dividend yield relative to those at peer companies as well as returns available on other income-oriented investments.  However, there can be no assurance that the Company will be able to continue to increase the dividend, meet the targeted payout ratio or pay a dividend at all in the future.

COMMITMENTS AND CONTINGENCIES — SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental remediation costs.  Cash outflows for capital expenditures for 2010, 2009 and 2008 amounted to $166.9 million, $109.3 million and $62.0 million, respectively.  Management estimates net cash outflows for construction projects for 2011, 2012 and 2013 to be approximately $145.0 million, $159.6 million and $118.0 million, respectively. Costs for remediation projects, net of insurance reimbursements for 2010, 2009 and 2008 amounted to net cash outflows of $3.5 million, $0.4 million and $26.2 million, respectively.  Total cash outflows for remediation projects are expected to be approximately $23.7 million, $11.2 million and $8.7 million for 2011, 2012 and 2013, respectively.   As discussed in Notes 10 and 15 to the consolidated financial statements, certain environmental costs are subject to recovery from insurance carriers and ratepayers.

STANDBY LETTERS OF CREDIT — As of December 31, 2010, SJI provided $87.6 million of standby letters of credit through SJI’s revolving credit facility. Letters of credit in the amount of $62.3 million support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance Marina’s initial thermal plant project and $25.3 million were posted to enable SJE to market retail electricity and for various construction activities. The Company also provided an additional $25.2 million letter of credit under a separate facility outside of the revolving credit facility to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG’s natural gas distribution system.  This letter of credit expires in August 2011.

SJG and SJRG have certain commitments for both pipeline capacity and gas supply for which they pay fees regardless of usage. Those commitments as of December 31, 2010, average $46.1 million annually and total $243.3 million over the contracts’ lives. Approximately 26% of the financial commitments under these contracts expire during the next five years. We expect to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the Basic Gas Supply Service clause.

The following table summarizes our contractual cash obligations and their applicable payment due dates as of December 31, 2010 (in thousands):

		Up to	Years	Years	More than
Contractual Cash Obligations	Total	1 Year	2 & 3	4 & 5	5 Years

Long-Term Debt	$451,400	$111,400	$29,375	$36,284	$274,341
Interest on Long-Term Debt	295,757	23,762	43,869	39,792	188,334
Construction Obligations	13,277	13,277	—	—	—
Operating Leases	3,078	676	1,106	840	456
Commodity Supply Purchase Obligations	611,798	372,762	132,264	27,745	79,027
New Jersey Clean Energy Program (Note 10)	24,031	11,053	12,978	—	—
Other Purchase Obligations	754	754	—	—	—
Total Contractual Cash Obligations	$1,400,095	$533,684	$219,592	$104,661	$542,158

SJG’s variable rate debt of $25.0 million  and Marina’s variable rate debt of $61.4 million have been included in the current portion of long-term debt above because the letters of credit that provide liquidity support expire in 2011 (see Note 14 of the consolidated financial statements).  However, interest on long-term debt in the table above includes the related interest obligations through maturity as well as the impact of all interest rate swap agreements.  Expected environmental remediation costs, asset retirement obligations and the liability for unrecognized tax benefits are not included in the table above as the total obligation cannot be calculated due to the subjective nature of these costs and the timing of anticipated payments.  SJG’s regulatory obligation to contribute $3.6 million annually to its other postretirement benefit plans’ trusts, less costs incurred directly by the company, is not included as the duration is indefinite.

Off-Balance Sheet Arrangements — An off-balance sheet arrangement is any contractual arrangement involving an unconsolidated entity under which the company has either made guarantees or has certain other interests or obligations.

The Company has recorded a liability of $1.9 million which is included in Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the consolidated balance sheets as of December 31, 2010 for the fair value of the following guarantees:

●
In April 2007, SJI guaranteed certain obligations of LVE, an unconsolidated joint venture in which Marina has a 50% equity interest.  LVE entered into a 25-year contract with a resort developer to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada.  LVE began construction of the facility in 2007 and expected to provide full energy services in 2010 when the resort was originally scheduled to be completed. LVE suspended construction of the district energy system and central energy center in January 2009 after the resort developer’s August 2008 announcement that it was delaying the completion of construction of the resort due to the difficult environment in the capital markets and weak economic conditions.  The resort developer had indicated that it was considering different strategies to move its project forward, including opening its project in phases and obtaining a partner, but that it was unlikely construction would resume during 2009. In October 2010, the resort developer announced that they do not expect to resume construction on the project for three to five years. They stated that they remain committed to having a significant presence on the Las Vegas Strip as part of a long-term growth strategy and continue to view this site as a major strategic asset.

 The district energy system and central energy center are being financed by LVE with debt that is non-recourse to SJI. The outstanding balance of LVE’s bank debt is approximately $220.6 million as of December 31, 2010.  In September 2009, LVE reached an agreement with the banks that are financing the energy facilities to address defaults under the financing agreements. These LVE defaults were caused by the resort developer’s construction delay and the termination of an energy services agreement by a hotel operator associated with the project. As a result of these defaults, the banks had previously stopped funding the project. The terms of the September 2009 agreement required SJI and its partner in this joint venture to guarantee the payment of future interest costs by LVE through, at the latest, December 2010. In addition, SJI and its partner in this joint venture each committed to provide approximately $8.9 million of additional capital as of September 2009 to cover costs related to the termination of the energy services agreement by a hotel operator and interest costs incurred since August 2008 when the resort developer suspended construction. Of this amount, $6.7 million was in the form of an irrevocable letter of credit from a bank and the remaining $2.2 million was provided in cash in 2009. In turn, the banks waived all existing defaults under the financing agreements and were relieved of their commitment to provide additional funding. The $6.7 million discussed above, along with the $30.4 million of capital that Marina originally agreed to contribute as part of its construction period financing, was contributed in December 2010. As a result of the construction delay, the district energy system and central energy center was not completed by the end of 2010 as originally expected. Consequently, the full amount of LVE’s debt became due and payable in December 2010. LVE intends to seek additional financing to complete the facility once construction of the resort resumes, however, as of December 31, 2010 LVE was in default under the financing agreements with the banks.  The Energy Sales Agreement between LVE and the resort developer includes a payment obligation by the resort developer to pay certain fees and expenses to LVE. A portion of this payment obligation is guaranteed to LVE’s lenders by the parent of the resort developer. LVE is currently in discussions with (a) the resort developer to determine the amount and timing of the payments to be made by the resort developer to LVE during the suspension period and (b) the banks that are financing the energy facilities to address the existing default under the financing agreements. As of December 31, 2010, the Company had a net liability of approximately $1.6 million included in Other Noncurrent Liabilities on the consolidated balance sheets related to this project, in addition to unsecured Notes Receivable – Affiliate of approximately $52.2 million due from LVE. As of December 31, 2010, SJI’s capital at risk is limited to its equity contributions and the unsecured notes receivable totaling approximately $65.3 million. During 2010, SJI and its partner in this joint venture each provided support to LVE of approximately $48.5 million to cover interest and other project related costs and capital contribution obligations.

As a result of the construction delay, management has evaluated the investment in LVE and concluded that the fair value of this investment continues to be in excess of the carrying value as of December 31, 2010.

In 2007, SJI issued a performance guaranty for up to $180.0 million to the resort developer to ensure that certain construction milestones relating to the development of the thermal facility are met. As a result of the resort developer not achieving certain milestones, SJI was no longer obligated under this guaranty as of December 31, 2010.  SJI has also guaranteed certain performance obligations of LVE under the operating agreements between LVE and the resort developer, up to $20.0 million each year for the term of the agreement, commencing with the first year of operations.  SJI and its partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees.

●
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

●
SJI has guaranteed the long-term debt obligations of ACLE, an unconsolidated joint venture in which Marina has a 50% equity interest. ACLE has entered into a long-term agreement with a county government to lease and operate a facility that will produce electricity from landfill methane gas. Although unlikely, the maximum amount that SJI could be obligated for, in the event that ACLE is unable to meet certain financial obligations as they become due, is approximately $1.5 million.  SJI and its partner in this joint venture have entered into a reimbursement agreement that secures reimbursement for SJI of a proportionate share of any payments made by SJI on this guarantee.  SJI holds a variable interest in ACLE but is not the primary beneficiary.

●
As of December 31, 2010, SJI had issued $4.4 million of parental guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable our subsidiary to market retail natural gas.

Pending Litigation — SJI is subject to claims arising in the ordinary course of business and other legal proceedings. We accrue liabilities related to claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges. SJI has been named in, among other actions, certain product liability claims related to our former sand mining subsidiary. Management does not currently anticipate the disposition of any known claims to have a material adverse effect on SJI’s financial position, results of operations or liquidity.

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

SJI has entered into certain contracts to buy, sell, and transport natural gas and to buy and sell retail electricity.  For those derivatives not designated as hedges, we recorded the net unrealized pre-tax (loss) gain of $(22.6) million, $(14.8) million and $9.3 million in earnings during the years 2010, 2009 and 2008, respectively, which are included with realized gains and losses in Operating Revenues — Nonutility.  The fair value and maturity of these energy-trading contracts determined under the mark-to-market method as of December 31, 2010 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Maturity Beyond 3 Years	Total

Prices actively quoted	$18,143	$3,061	$—	$21,204

Prices provided by other external sources	19,515	5,363	—	24,878

Prices based on internal models or other valuation methods	1,855	3,132	—	4,987

Total	$39,513	$11,556	$—	$51,069

Liabilities
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Maturity Beyond 3 Years	Total

Prices actively quoted	$17,569	$1,944	$—	$19,513

Prices provided by other external sources	17,680	5,325	270	23,275

Prices based on internal models or other valuation methods	7,048	1,102	—	8,150

Total	$42,297	$8,371	$270	$50,938

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Contracted volumes of our NYMEX contracts are 6.6 million dekatherms (dts) with a weighted-average settlement price of $5.31 per dt.  Contracted volumes of our basis contracts are 5.9 million dts with a weighted average settlement price of $0.52 per dt.  Contracted volumes of electric are 2.2 million mwh with a weighted average settlement price of $56.72 per mwh.

A reconciliation of SJI’s estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Assets, January 1, 2010	$8,906
Contracts Settled During 2010, Net	(8,252)
Other Changes in Fair Value from Continuing and New Contracts, Net	(523)

Net Derivatives — Energy Related Assets, December 31, 2010	$131

Interest Rate Risk — Our exposure to interest-rate risk relates primarily to short-term, variable-rate borrowings. Short-term, variable-rate debt outstanding at December 31, 2010 was $250.7 million and averaged $191.6 million during 2010. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $1.1 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2010 - 13 b.p. decrease; 2009 - 29 b.p. decrease; 2008 - 397 b.p. decrease; 2007 - 45 b.p. decrease; and 2006 - 67 b.p. increase.  For December 2010, our average interest rate on variable-rate debt was 0.86%.

We issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of December 31, 2010, the interest costs on all but $7.1 million of our long-term debt was either at a fixed-rate or hedged via an interest rate derivative. Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates.

As of December 31, 2010, SJI’s active interest rate swaps were as follows:

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

Credit Risk - As of December 31, 2010, approximately $17.0 million, or 33.2%, of the current and noncurrent Derivatives – Energy Related Assets are with a single retail counterparty. This counterparty has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assignable to SJI in the event of a default by the counterparty.

As of December 31, 2010, SJRG had $102.9 million of Accounts Receivable under sales contracts. Of that total, 86% were with regulated utilities or companies rated investment-grade or guaranteed by an investment-grade-rated parent or were with companies where we have a collateral arrangement or insurance coverage. The remainder of the Accounts Receivable were within approved credit limits.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

Information required by this item can be found in the section entitled “Market Risks” on page 39 of this report.

Item 8. Financial Statements and Supplementary Data

Statements of Consolidated Income
(In Thousands Except for Per Share Data)

	South Jersey Industries, Inc. and Subsidiaries
	Year Ended December 31,

	2010	2009	2008

Operating Revenues:
Utility	$469,407	$480,264	$560,191
Nonutility	455,660	365,180	401,786

Total Operating Revenues	925,067	845,444	961,977

Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	259,808	289,740	375,549
- Nonutility	395,015	303,648	303,893
Operations	96,042	89,066	79,769
Maintenance	11,550	8,869	7,899
Depreciation	34,018	31,280	29,237
Energy and Other Taxes	12,142	11,731	12,121

Total Operating Expenses	808,575	734,334	808,468

Operating Income	116,492	111,110	153,509

Other Income and Expense	4,551	1,411	890
Interest Charges	(21,896)	(18,992)	(25,676)

Income Before Income Taxes	99,147	93,529	128,723

Income Taxes	(28,811)	(34,302)	(51,948)
Equity in (Loss) Earnings of Affiliated Companies	(3,051)	(926)	176

Income from Continuing Operations	67,285	58,301	76,951

Loss from Discontinued Operations - (Net of tax benefit)	(633)	(427)	(247)

Net Income	66,652	57,874	76,704

Less:Net Loss Attributable to Noncontrolling Interest in Subsidiaries	—	231	227

Net Income - Attributable to South Jersey Industries, Inc. Shareholders	$66,652	$58,105	$76,931

Amounts Attributable to South Jersey Industries, Inc. Shareholders
Income from Continuing Operations	$67,285	$58,532	$77,178
Loss from Discontinued Operations-(Net of tax benefit)	(633)	(427)	(247)

Net Income - Attributable to South Jersey Industries, Inc. Shareholders	$66,652	$58,105	$76,931

Basic Earnings per Common Share Attributable to South Jersey Industries, Inc. Shareholders:
Continuing Operations	$2.25	$1.97	$2.60
Discontinued Operations	(0.02)	(0.02)	(0.01)

Basic Earnings per Common Share	$2.23	$1.95	$2.59

Average Shares of Common Stock Outstanding - Basic	29,861	29,785	29,707

Diluted Earnings per Common Share Attributable to South Jersey Industries, Inc. Shareholders:
Continuing Operations	$2.25	$1.96	$2.59
Discontinued Operations	(0.03)	(0.02)	(0.01)

Diluted Earnings per Common Share	$2.22	$1.94	$2.58

Average Shares of Common Stock Outstanding - Diluted	29,974	29,893	29,843

Dividends Declared per Common Share	$1.36	$1.22	$1.11

The accompanying notes are an integral part of the consolidated financial statements.

Statements of Consolidated Cash Flows
(In Thousands)

	South Jersey Industries, Inc. and Subsidiaries
	Year Ended December 31,

	2010	2009	2008

Cash Flows from Operating Activities:

Net Income	$66,652	$57,874	$76,704
Loss from Discontinued Operations	633	427	247
Income from Continuing Operations	67,285	58,301	76,951
Adjustments to Reconcile Income from Continuing Operations to Net Cash Provided by Operating Activities:
Depreciation and Amortization	44,694	39,447	35,665
Net Unrealized Loss (Gain) on Derivatives - Energy Related	22,624	14,815	(9,317)
Unrealized Loss on Derivatives - Other	641	1,210	2,174
Provision for Losses on Accounts Receivable	4,943	2,728	2,332
CIP Receivable	4,381	5,376	2,641
Deferred Gas Costs - Net of Recoveries	22,492	(7,910)	5,885
Deferred SBC Costs - Net of Recoveries	(2,344)	(119)	1,199
Stock-Based Compensation Expense	2,047	1,481	1,263
Deferred and Noncurrent Income Taxes - Net	28,895	21,917	23,014
Environmental Remediation Costs - Net	(3,520)	(449)	(26,175)
Gas Plant Cost of Removal	(1,596)	(1,678)	(1,463)
Changes in:
Accounts Receivable	(76,634)	(28,003)	(14,293)
Inventories	32,421	68,591	(48,599)
Prepaid and Accrued Taxes - Net	(10,483)	(4,818)	(7,022)
Accounts Payable and Other Accrued Liabilities	37,595	(8,213)	14,018
Margin Account Liability	—	—	(4,112)
Derivatives - Energy Related	(9,645)	12,366	(17,564)
Other Assets and Liabilities	(3,515)	(345)	(8,931)
Cash Flows from Discontinued Operations	(1,187)	493	(1,277)

Net Cash Provided by Operating Activities	159,094	175,190	26,389

Cash Flows from Investing Activities:

Capital Expenditures	(166,910)	(109,307)	(61,972)
(Purchase of) Net Proceeds from Sale of Restricted Investments in Margin Account	(3,174)	25,883	(29,731)
Proceeds from Sale of Restricted Investments from Escrowed Loan Proceeds	—	—	5,170
Purchase of Restricted Investments with Escrowed Loan Proceeds	—	—	(77)
Investment in Long-Term Receivables	(3,313)	(4,730)	(5,558)
Proceeds from Long-Term Receivables	2,901	5,399	3,399
Purchase of Company Owned Life Insurance	(4,354)	(4,444)	(4,287)
Investment in Affiliate	(4,750)	(3,999)	(2,969)
Return of Investment in Affiliate	—	175	7,470
Proceeds from Sale of Investment in Affiliate	—	—	58
Advances on Notes Receivable - Affilate	(101,957)	(26,780)	(7,457)
Repayment of Advances on Notes Receivable - Affiliate	5,834	2,897	—
Other	(2,843)	—	—

Net Cash Used in Investing Activities	(278,566)	(114,906)	(95,954)

Cash Flows from Financing Activities:

Net Borrowings from (Repayments of) Lines of Credit	54,087	(15,950)	94,260
Proceeds from Issuance of Long-Term Debt	115,000	—	25,000
Principal Repayments of Long-Term Debt	(10,000)	(9,985)	(25,106)
Dividends on Common Stock	(40,478)	(36,426)	(32,914)
Proceeds from Sale of Common Stock	—	—	2,076
Payments for Issuance of Long-Term Debt	(1,215)	(178)	(320)
Other	618	303	666

Net Cash Provided by (Used in) Financing Activities	118,012	(62,236)	63,662

Net Decrease in Cash and Cash Equivalents	(1,460)	(1,952)	(5,903)
Cash and Cash Equivalents at Beginning of Year	3,823	5,775	11,678

Cash and Cash Equivalents at End of Year	$2,363	$3,823	$5,775

Supplemental Disclosures of Cash Flow Information Cash paid during the year for:
Interest (Net of Amounts Capitalized)	$21,850	$20,519	$24,253
Income Taxes (Net of Refunds)	$12,120	$11,844	$35,363

Supplemental Disclosures of Non-Cash Investing Activities
Capital Expenditures acquired on account but unpaid as of year-end	$15,404	$19,934	$7,877
Guarantee of certain obligations of unconsolidated affiliates	$—	$6,852	$—

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheets
(In Thousands)

	South Jersey Industries, Inc. and Subsidiaries

	December 31,
	2010	2009

Assets

Property, Plant and Equipment:
Utility Plant, at original cost	$1,384,797	$1,275,792
Accumulated Depreciation	(337,993)	(314,627)
Nonutility Property and Equipment, at cost	169,770	132,119
Accumulated Depreciation	(23,319)	(20,212)

Property, Plant and Equipment - Net	1,193,255	1,073,072

Investments:
Available-for-Sale Securities	6,720	5,958
Restricted	8,389	5,215
Investment in Affiliates	8,005	2,483

Total Investments	23,114	13,656

Current Assets:
Cash and Cash Equivalents	2,363	3,823
Accounts Receivable	200,773	141,109
Unbilled Revenues	72,457	58,598
Provision for Uncollectibles	(8,071)	(6,268)
Notes Receivable - Affiliate	1,183	502
Natural Gas in Storage, average cost	69,725	99,697
Materials and Supplies, average cost	3,796	6,877
Prepaid Taxes	31,384	20,093
Derivatives - Energy Related Assets	39,513	36,512
Other Prepayments and Current Assets	10,714	7,412

Total Current Assets	423,837	368,355

Regulatory and Other Noncurrent Assets:
Regulatory Assets	248,413	240,462
Derivatives - Energy Related Assets	11,556	11,585
Unamortized Debt Issuance Costs	7,583	6,788
Notes Receivable - Affiliate	126,727	30,838
Contract Receivables	12,486	13,544
Other	29,644	23,708

Total Regulatory and Other Noncurrent Assets	436,409	326,925

Total Assets	$2,076,615	$1,782,008

Capitalization and Liabilities

Capitalization:
Equity
Common Stock: Par Value $1.25 per share; Authorized 60,000,000 shares;
Outstanding Shares: 29,872,825 (2010) and 29,796,232 (2009)
Balance at Beginning of Year	37,245	$37,161
Common Stock Issued or Granted Under Stock Plans	96	84

Balance at End of Year	37,341	37,245
Premium on Common Stock	257,274	254,503
Treasury Stock (at par)	(179)	(183)
Accumulated Other Comprehensive Loss	(21,812)	(19,469)
Retained Earnings	297,473	271,505

Total South Jersey Industries, Inc. Shareholders’ Equity	570,097	543,601

Noncontrolling Interest in Subsidiaries	—	963

Total Equity	570,097	544,564

Long-Term Debt	340,000	312,793

Total Capitalization	910,097	857,357

Current Liabilities:
Notes Payable	250,687	196,600
Current Portion of Long-Term Debt	111,400	35,119
Accounts Payable	165,197	123,921
Customer Deposits and Credit Balances	10,917	14,128
Environmental Remediation Costs	27,074	23,639
Taxes Accrued	6,709	6,518
Derivatives - Energy Related Liabilities	42,297	28,260
Deferred Income Taxes - Net	3,282	19,897
Deferred Contract Revenues	5,442	6,081
Interest Accrued	7,259	6,211
Pension and Other Postretirement Benefits	1,217	1,109
Other Current Liabilities	9,043	17,301

Total Current Liabilities	640,524	478,784

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	258,402	215,346
Investment Tax Credits	1,207	1,518
Pension and Other Postretirement Benefits	71,675	69,141
Environmental Remediation Costs	64,759	49,803
Asset Retirement Obligations	27,965	23,229
Derivatives - Energy Related Liabilities	8,641	10,931
Derivatives - Other	7,404	5,823
Regulatory Liabilities	69,248	50,193
Other	16,693	19,883

Total Deferred Credits and Other Noncurrent Liabilities	525,994	445,867

Commitments and Contingencies (Note 15)
Total Capitalization and Liabilities	$2,076,615	$1,782,008

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Changes In Equity
and Comprehensive Income
(In Thousands)

	South Jersey Industries, Inc. and Subsidiaries
	Years Ended December 31, 2008, 2009 & 2010

	Common Stock	Premium on Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest in Subsidiaries	Total

Balance at January 1, 2008	$37,010	$248,449	$(187)	$(10,315)	$206,123	$440	$481,520
Net Income					76,931	(227)	76,704
Other Comprehensive Loss, Net of Tax (a)				(13,884)			(13,884)
Contributions to noncontrolling interest in subsidiaries						981	981
Common Stock Issued or Granted Under Stock Plans	151	4,046	11		(167)		4,041
Cash Dividends Declared - Common Stock					(32,914)		(32,914)

Balance at December 31, 2008	37,161	252,495	(176)	(24,199)	249,973	1,194	516,448
Net Income					58,105	(231)	57,874
Other Comprehensive Income, Net of Tax (a)				4,730			4,730
Common Stock Issued or Granted Under Stock Plans	84	2,008	(7)		(147)		1,938
Cash Dividends Declared - Common Stock					(36,426)		(36,426)

Balance at December 31, 2009	37,245	254,503	(183)	(19,469)	271,505	963	544,564
Net Income					66,652	—	66,652
Other Comprehensive Income, Net of Tax (a)				(2,343)			(2,343)
Common Stock Issued or Granted Under Stock Plans	96	2,771	4		(206)		2,665
Cash Dividends Declared - Common Stock					(40,478)		(40,478)
Deconsolidation of Joint Ventures (See Note 1)						(963)	(963)

Balance at December 31, 2010	$37,341	$257,274	$(179)	$(21,812)	$297,473	$—	$570,097

Disclosure of Changes In Accumulated Other Comprehensive Loss Balances (a)
(In Thousands)

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available- for-Sale Securities	Other Comprehensive Income (Loss) of Affiliated Companies	Accumulated Other Comprehensive Loss

Balance at January 1, 2008	$(6,957)	$(2,227)	$12	$(1,143)	$(10,315)
Changes During Year	(6,877)	(1,062)	(730)	(5,215)	(13,884)
Balance at December 31, 2008	(13,834)	(3,289)	(718)	(6,358)	(24,199)
Changes During Year	1,208	958	533	2,031	4,730
Balance at December 31, 2009	(12,626)	(2,331)	(185)	(4,327)	(19,469)
Changes During Year	(3,302)	249	339	371	(2,343)
Balance at December 31, 2010	$(15,928)	$(2,082)	$154	$(3,956)	$(21,812)

(a) Determined using a combined statutory tax rate of 41%

The accompanying notes are an integral part of the consolidated financial statements.

Statements of Consolidated Comprehensive Income
(In Thousands)

	South Jersey Industries, Inc. and Subsidiaries
	Year Ended December 31,

	2010	2009	2008

Net Income	$66,652	$57,874	$76,704

Other Comprehensive Income (Loss), Net of Tax: (a)

Postretirement Liability Adjustment	(3,302)	1,208	(6,877)
Unrealized Gain (Loss) on Available-for-Sale Securities	339	533	(730)
Unrealized Gain (Loss) on Derivatives - Other	249	958	(1,062)
Other Comprehensive Income (Loss) of Affiliated Companies	371	2,031	(5,215)

Other Comprehensive Income (Loss)- Net of Tax (a)	(2,343)	4,730	(13,884)

Comprehensive Income	64,309	62,604	62,820

Less: Comprehensive Loss Attributable to Noncontrolling Interest in Subsidiaries	—	231	227

Comprehensive Income Attributable to South Jersey Industries, Inc. Shareholders	$64,309	$62,835	$63,047

(a) Determined using a combined statutory tax rate of 41%.

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

General – South Jersey Industries, Inc. (SJI or the Company) currently provides a variety of energy related products and services primarily through the following subsidiaries:
●	South Jersey Gas Company (SJG) is a regulated natural gas utility. SJG distributes natural gas in the seven southernmost counties of New Jersey.
●	South Jersey Resources Group, LLC (SJRG) markets wholesale natural gas storage, commodity and transportation in the mid-Atlantic, Appalachian and southern states.
●	Marina Energy, LLC (Marina) develops and operates on-site energy-related projects.
●	South Jersey Energy Company (SJE) acquires and markets natural gas and electricity to retail end users and provides total energy management services to commercial and industrial customers.
●	South Jersey Energy Service Plus, LLC (SJESP) installs residential and small commercial HVAC systems, provides plumbing services and services appliances via the sale of appliance service programs.

BASIS OF PRESENTATION — The consolidated financial statements include the accounts of SJI, its wholly owned subsidiaries and subsidiaries in which we have a controlling interest. We eliminate all significant intercompany accounts and transactions. In management’s opinion, the consolidated financial statements reflect all normal and recurring adjustments needed to fairly present SJI’s financial position and operating results at the dates and for the periods presented.  Marina and a joint venture partner formed AC Landfill Energy, LLC (ACLE) and WC Landfill Energy, LLC (WCLE) to develop and install methane-to-electric power generation systems at certain county-owned landfills. Prior to January 1, 2010, the Company accounted for these entities as consolidated subsidiaries. In June 2009, the Financial Accounting Standards Board (FASB) issued new accounting guidance on the consolidation of variable interest entities (VIEs) which was effective for fiscal years beginning after November 15, 2009. The new accounting guidance for VIEs considers if a company has a controlling financial interest in a VIE. A controlling financial interest will have both (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. Entities are required to consolidate a VIE when it is determined that they have a controlling financial interest in a VIE and therefore, are the primary beneficiary of that VIE.

Marina and the joint venture partner of ACLE and WCLE share the executive board seats and their voting rights equally and equally approve the annual budgets of both entities. Based on the shared control of operations, management concluded as of January 1, 2010 that the Company is no longer the primary beneficiary of ACLE and WCLE as defined by the new accounting guidance. As a result, ACLE and WCLE are no longer accounted for as consolidated subsidiaries. As of December 31, 2010, ACLE and WCLE are included with other equity investments in Investment in Affiliates on the consolidated balance sheet. The results of operations of ACLE and WCLE for the year ended December 31, 2010 are included in Equity in Loss of Affiliated Companies on the consolidated statements of income. The adoption of this guidance modified our financial statement presentation, but did not have an impact on our financial statement results.

EQUITY INVESTMENTS — Marketable equity securities that are purchased as long-term investments are classified as Available-for-Sale Securities and carried at their fair value on our consolidated balance sheets. Any unrealized gains or losses are included in Accumulated Other Comprehensive Loss. SJI, through wholly owned subsidiaries, holds significant variable interests in several companies but is not the primary beneficiary.  Consequently, these investments are accounted for under the equity method. In the event that losses and/or distributions from these equity method investments exceed the carrying value, and the Company is obligated to provide additional financial support, the excess will be recorded as either a current or non-current liability on the consolidated balance sheets. We include the operations of these affiliated companies on a pre-tax basis in the statements of consolidated income under Equity in Affiliated Companies (See Note 3).  An impairment loss is recorded when there is clear evidence that a decline in value is other than temporary.  An insignificant impairment loss on Available-for-Sale Securities was recorded in 2008.  No impairment losses were recorded on Investments during 2010 or 2009.

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

REGULATION —SJG is subject to the rules and regulations of the New Jersey Board of Public Utilities (BPU). See Note 10 for a detailed discussion of SJG’s rate structure and regulatory actions. SJG maintains its accounts according to the BPU’s prescribed Uniform System of Accounts. SJG follows the accounting for regulated enterprises prescribed by FASB ASC Topic 980 -”Regulated Operations.”  In general, Topic 980 allows for the deferral of certain costs (regulatory assets) and creation of certain obligations (regulatory liabilities) when it is probable that such items will be recovered from or refunded to customers in future periods. See Note 11 for a detailed discussion of regulatory assets and liabilities.

OPERATING REVENUES — Gas and electric revenues are recognized in the period the commodity is delivered to customers. For SJG and SJE retail customers that are not billed at the end of the month, we record an estimate to recognize unbilled revenues for gas and electricity delivered from the date of the last meter reading to the end of the month. SJRG’s gas revenues are recognized in the period the commodity is delivered. Unrealized gains and losses on energy related derivative instruments are also recognized in operating revenues for SJRG. See further discussion under Derivative Instruments. We recognize revenues related to SJESP appliance service contracts seasonally over the full 12-month terms of the contracts. Revenue related to services provided on a time and materials basis is recognized on a monthly basis as the jobs are completed. Marina recognizes revenue on a monthly basis as services are provided, as lease income is earned, and for on-site energy production that is delivered to its customers.

REVENUE BASED TAXES — SJI collects certain revenue-based energy taxes from customers. Such taxes include New Jersey State Sales Tax, Transitional Energy Facility Assessment (TEFA) and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. TEFA and PUA are included in both utility revenue and cost of sales and totaled $8.6 million, $8.8 million and $8.7 million in 2010, 2009 and 2008, respectively.

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

ARO activity was as follows (in thousands):

	2010	2009

AROs as of January 1,	$23,229	$22,553
Accretion	481	507
Additions	242	193
Settlements	(29)	(24)
Revisions in Estimated Cash Flows1	4,273	—
Deconsolidation2	(231)	—
ARO’s as of December 31,	$27,965	$23,229

1A corresponding increase was made to Regulatory Assets, thus having no impact on earnings.
2Reduction resulting from the deconsolidation of ACLE and WCLE as discussed above.

DEPRECIATION — We depreciate utility plant on a straight-line basis over the estimated remaining lives of the various property classes. These estimates are periodically reviewed and adjusted as required after BPU approval. The composite annual rate for all depreciable utility property was approximately 2.4% in 2010 and 2.3% in both 2009 and 2008. The actual composite rate may differ from the approved rate as the asset mix changes over time. Except for retirements outside of the normal course of business, accumulated depreciation is charged with the cost of depreciable utility property retired, less salvage. Nonutility property depreciation is computed on a straight-line basis over the estimated useful lives of the property, ranging up to 50 years. Gain or loss on the disposition of nonutility property is recognized in operating income.

CAPITALIZED INTEREST — SJG capitalizes interest on construction at the rate of return on the rate base utilized by the BPU to set rates in its last base rate proceeding (See Note10). Marina capitalizes interest on construction projects in progress based on the actual cost of borrowed funds. SJG’s amounts are included in Utility Plant and Marina’s amounts are included in Nonutility Property and Equipment on the consolidated balance sheets. Interest Charges are presented net of capitalized interest on the consolidated statements of income.  The amount of interest capitalized by SJI for the years ended December 31, 2010, 2009 and 2008 was not significant.

IMPAIRMENT OF LONG-LIVED ASSETS — We review the carrying amount of long-lived assets for possible impairment whenever events or changes in circumstances indicate that such amounts may not be recoverable. For the years ended 2010, 2009 and 2008, no significant impairments were identified.

DERIVATIVE INSTRUMENTS - SJI accounts for derivative instruments in accordance with FASB ASC Topic 815 – “Derivatives and Hedging.”  We record all derivatives, whether designated in hedging relationships or not, on the consolidated balance sheets at fair value unless the derivative contracts qualify for the normal purchase and sale exemption. In general, if the derivative is designated as a fair value hedge, we recognize the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk in earnings. We currently have no fair value hedges. If the derivative is designated as a cash flow hedge, we record the effective portion of the hedge in Accumulated Other Comprehensive Loss and recognize it in the income statement when the hedged item affects earnings. We recognize ineffective portions of the cash flow hedges immediately in earnings. Currently, we do not designate energy-related derivative instruments as cash flow hedges. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives, strategies for undertaking various hedge transactions and our methods for assessing and testing correlation and hedge ineffectiveness. All hedging instruments are linked to the hedged asset, liability, firm commitment or forecasted transaction. Due to the application of regulatory accounting principles under FASB ASC Topic 980, gains and losses on derivatives related to SJG’s gas purchases are recorded through the Basic Gas Supply Service (BGSS) clause.

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

GAS EXPLORATION AND DEVELOPMENT - The Company capitalizes all costs associated with gas property acquisition, exploration and development activities under the full cost method of accounting. Capitalized costs include costs related to unproved properties, which are not amortized until proved reserves are found or it is determined that the unproved properties are impaired. All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. As of December 31, 2010 and 2009, $3.3 million and $3.5 million, respectively, related to interests in proved and unproved properties in Pennsylvania, net of amortization, are included with Nonutility Property and Equipment on the consolidated balance sheets.

TREASURY STOCK — SJI uses the par value method of accounting for treasury stock.  As of December 31, 2010 and 2009, SJI held 143,546 and 146,028 shares of treasury stock respectively.  These shares are related to deferred compensation arrangements where the amounts earned are held in the stock of SJI.

INCOME TAXES — Deferred income taxes are provided for all significant temporary differences between the book and taxable basis of assets and liabilities in accordance with FASB ASC Topic 740 - “Income Taxes” (See Note 4). A valuation allowance is established when it is determined that it is more likely than not that a deferred tax asset will not be realized. Investment tax credits related to renewable energy facilities of the non-regulated entities are recognized on the flow through method.

CASH AND CASH EQUIVALENTS — For purposes of reporting cash flows, highly liquid investments with original maturities of three months or less are considered cash equivalents.

NEW ACCOUNTING PRONOUNCEMENTS — Other than as described below, no new accounting pronouncement issued or effective during 2009 and 2010 had, or are expected to have, a material impact on the consolidated financial statements.

In June 2009, the FASB issued new accounting guidance on the consolidation of VIEs. Accordingly, companies needed to carefully reconsider previous conclusions, including (1) whether an entity is a VIE, (2) whether the company is the VIE’s primary beneficiary, and (3) what type of financial statement disclosures are required. The new guidance was effective for fiscal years beginning after November 15, 2009.  As a result of adopting this guidance, we have deconsolidated ACLE and WCLE as of January 1, 2010 due to the shared control between the Company and the joint venture partner as discussed under “Basis of Presentation” above. Beginning January 1, 2010, ACLE and WCLE are reported using the equity method of accounting. The adoption of this guidance modified our financial statement presentation, but did not have an impact on our financial statement results.

HEALTH CARE LEGISLATION – In March of 2010, the President of the United States signed into law comprehensive health care reform legislation under the Patient Protection and Affordable Care Act (HR 3590) and the Health Care Education and Affordability Reconciliation Act (HR 4872) (the “Acts”).  The Acts contain provisions which could have impacted our accounting for retiree medical benefits in future periods. However, based on our analysis of the provisions in the Acts, a re-measurement of our Other Postretirement Benefits liability is not required at this time due to the retiree medical benefit plan design, which includes benefit caps and cost sharing provisions.  The Acts also contain provisions that will increase the cost of providing medical benefits to active employees and their dependents.  This increase is not expected to be material to the financial results of the Company.

2.	STOCK-BASED COMPENSATION PLAN

Under the Amended and Restated 1997 Stock-Based Compensation Plan, no more than 2,000,000 shares in the aggregate may be issued to SJI’s officers (Officers), non-employee directors (Directors) and other key employees. The plan will terminate on January 26, 2015, unless terminated earlier by the Board of Directors. No options were granted or outstanding during the years ended December 31, 2010, 2009 and 2008 and no stock appreciation rights have been issued under the plan. During the years ended December 31, 2010, 2009 and 2008, SJI granted 52,940, 41,437, and 45,241 restricted shares to Officers and other key employees, respectively. These restricted shares vest over a three-year period and are subject to SJI achieving certain market based performance targets as compared to a peer group average, which can cause the actual amount of shares that ultimately vest to range from between 0% to 150% of the original share units granted. SJI granted 16,700, 9,559 and 8,667 restricted shares to Directors in January 2010, 2009 and 2008 respectively.   These shares vest over a three-year service period and contain no performance conditions. As a result, 100% of the shares granted generally vest.

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

The following table summarizes the nonvested restricted stock awards outstanding at December 31, 2010 and the assumptions used to estimate the fair value of the awards:

	Grant	Shares	Fair Value	Expected	Risk-Free
	Date	Outstanding	Per Share	Volatility	Interest Rate

Officers &	Jan. 2009	37,748	$39.350	28.6%	1.20%
Key Employees	Jan. 2010	52,940	$39.020	29.0%	1.65%

Directors -	Jan. 2009	8,690	$40.265	—	—
	Jan. 2010	16,700	$37.825	—	—

Expected volatility is based on the actual volatility of SJI’s share price over the preceding three-year period as of the valuation date. The risk-free interest rate is based on the zero-coupon U.S. Treasury Bond, with a term equal to the three-year term of the Officers’ and other key employees’ restricted shares. As notional dividend equivalents are credited to the holders, during the three-year service period, no reduction to the fair value of the award is required. As the Directors’ restricted stock awards contain no performance conditions and dividends are paid or credited to the holder during the three-year service period, the fair value of these awards are equal to the market value of shares on the date of grant.

The following table summarizes the total stock based compensation cost for the years ended December 31, (in thousands):

	2010	2009	2008
Officers & Key Employees	$1,628	$1,322	$1,144
Directors	394	330	268
Total Cost	2,022	1,652	1,412
Capitalized	(202)	(171)	(149)
Net Expense	$1,820	$1,481	$1,263

As of December 31, 2010, there was $2.4 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 1.7 years.

The following table summarizes information regarding restricted stock award activity during 2010 excluding accrued dividend equivalents:

	Officers & Key Employees	Directors	Weighted Average Grant Date Fair Value
Nonvested Shares Outstanding, January 1, 2010	80,281	16,394	$36.874

Granted	52,940	16,700	$38.733
Vested*	(42,144)	(7,704)	$34.389
Cancelled/Forfeited	(389)	—	$39.350
Nonvested Shares Outstanding, December 31, 2010	90,688	25,390	$39.049

*Actual shares expected to be awarded to officers and other key employees during the first quarter of 2011, including dividend equivalents and adjustments for performance measures, total 69,271 shares.

During the years ended December 31, 2010, 2009 and 2008, SJI awarded 59,893 shares at a market value of $2.3 million, 57,976 shares at a market value of $2.3 million, and 51,838 shares at a market value of $1.9 million, respectively, to its Officers and other key employees.  Also, during the years ended December 31, 2010, 2009 and 2008, SJI awarded 16,700, 9,559 and 8,667 shares to its Directors at a market value of $0.6 million, $0.4 million and $0.3 million, respectively. The Company has a policy of issuing new shares to satisfy its obligations under these plans; therefore, there are no cash payment requirements resulting from the normal operation of this plan. However, a change in control could result in such shares becoming nonforefeitable or immediately payable in cash. At the discretion of the officers and other key employees, the receipt of vested shares can be deferred until future periods.  These deferred shares are included in Treasury Stock on the Consolidated Balance Sheet.

3.	DISCONTINUED OPERATIONS AND AFFILIATIONS:

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

SJI conducts tests annually to estimate the environmental remediation costs for these properties.

Summarized operating results of the discontinued operations for the years ended December 31, were (in thousands, except per share amounts):

	2010	2009	2008
Loss before Income Taxes:
Sand Mining	$(440)	$(289)	$(227)
Fuel Oil	(530)	(362)	(149)
Income Tax Benefits	337	224	129
Loss from Discontinued Operations	$(633)	$(427)	$(247)
Earnings Per Common Share from
Discontinued Operations
Basic	$(0.02)	$(0.02)	$(0.01)
Diluted	$(0.03)	$(0.02)	$(0.01)

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

Energenic – US, LLC (Energenic), which develops and operates on-site, self contained, energy related projects.

During 2010, 2009, and 2008 the Company provided advances to unconsolidated affiliates of $102.0 million, $26.8 million, and $7.5 million, respectively. The purpose of the advances was to cover certain project related costs of LVE (See Note 15), to provide a portion of the financing needed to acquire a central utility plant at a new casino in Pennsylvania and develop several landfill gas-fired electric production facilities and solar projects.  As of December 31, 2010 and 2009, the outstanding balance on these Notes Receivable – Affiliate was $127.9 million and $31.3 million respectively. Approximately $63.0 million of these notes are secured by property, plant and equipment of the affiliates, accrue interest at 7.5% and are to be repaid through 2025. The remaining $64.9 million of these notes are unsecured, and are either non-interest bearing or accrue interest at variable rates and are to be repaid when the affiliate secures permanent financing.

SJI holds significant variable interests in these entities, but is not the primary beneficiary. Consequently, these entities are accounted for under the equity method because SJI does not have both a) the power to direct the activities of the entity that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. As of December 31, 2010, the Company had a net asset of approximately $6.0 million included in Investment in Affiliates and Other Noncurrent Liabilities on the consolidated balance sheets related to Millennium, LVE and Energenic, in addition to Notes Receivable – Affiliate as discussed above. SJI’s maximum exposure to loss from these entities as of December 31, 2010 is limited to its combined equity contributions and the Notes Receivable-Affiliate in the amount of $138.4 million.

SJRG and a joint venture partner formed Potato Creek, LLC (Potato Creek) in which SJRG has a 30% equity interest.  Potato Creek owns and manages the oil, gas and mineral rights of certain real estate in Pennsylvania.  The mineral rights have been leased to a third party production company.

4.	INCOME TAXES:

SJI files a consolidated federal income tax return. State income tax returns are filed on a separate company basis in states where SJI has operations and/or a requirement to file. Total income taxes applicable to operations differ from the tax that would have resulted by applying the statutory Federal income tax rate to pre-tax income for the following reasons (in thousands):

	2010	2009	2008

Tax at Statutory Rate	$33,634	$32,492	$45,194
Increase (Decrease) Resulting from:
State Income Taxes	5,669	6,079	8,291
ESOP	(971)	(894)	(818)
Amortization of Investment
Tax Credits	(310)	(314)	(318)
Amortization of Flowthrough
Depreciation	664	664	664
Energy Tax Credits	(10,107)	(3,660)	(391)
Other - Net	232	(65)	(674)
Income Taxes:
Continuing Operations	28,811	34,302	51,948
Discontinued Operations	(337)	(224)	(129)
Net Income Taxes	$28,474	$34,078	$51,819

The provision for Income Taxes is comprised of the following (in thousands):

	2010	2009	2008
Current:
Federal	$(7,527)	$7,396	$19,684
State	7,753	5,303	9,568
Total Current	226	12,699	29,252
Deferred:
Federal	27,927	17,867	19,839
State	968	4,050	3,175
Total Deferred	28,895	21,917	23,014
Investment Tax Credits	(310)	(314)	(318)
Income Taxes:
Continuing Operations	28,811	34,302	51,948
Discontinued Operations	(337)	(224)	(129)
Net Income Taxes	$28,474	$34,078	$51,819

Investment Tax Credits attributable to SJG are deferred and amortized at the annual rate of 3%, which approximates the life of related assets.

The net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes resulted in the following net deferred tax liabilities (assets) at December 31 (in thousands):

	2010	2009
Current:
Deferred Gas Costs - Net	$—	$4,122
Derivatives / Unrealized Gain	(272)	8,818
Conservation Incentive Program	5,408	7,396
Other	(1,854)	(439)
Current Deferred Tax Liability - Net	$3,282	$19,897
Noncurrent:
Book versus Tax Basis of Property	$263,429	$212,452
Deferred Gas Costs - Net	2,955	7,567
Environmental	14,953	15,712
Deferred Regulatory Costs	3,278	1,259
Deferred State Tax	(9,839)	(9,369)
Investment Tax Credit Basis Gross-Up	(622)	(782)
Deferred Pension & Other Post Retirement Benefits	27,885	28,783
Pension & Other Post Retirement Benefits	(26,261)	(25,776)
Deferred Revenues	(15,769)	(14,924)
Derivatives / Unrealized Gain	(1,740)	(2,545)
Other	133	2,969
Noncurrent Deferred Tax Liability – Net	$258,402	$215,346

The total unrecognized tax benefits as of December 31, 2010, 2009, and 2008 were $0.8 million, $1.1 million, and $1.7 million, respectively, which excludes $0.7 million, $1.0 million, and $1.0 million of accrued interest and penalties, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, is as follows (in thousands):

	2010	2009	2008
Balance at January 1,	$1,098	$1,722	$1,926
Increase as a result of tax positions taken in prior years	—	59	253
Decrease due to a lapse in the statute of limitations	(85)	(683)	(457)
Settlements	(220)	—	—
Balance at December 31,	$793	$1,098	$1,722

The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is not significant.  The Company’s policy is to record interest and penalties related to unrecognized tax benefits as interest expense and other expense respectively. These amounts were not significant in 2010, 2009 or 2008. There have been no significant changes to the unrecognized tax benefits during 2010, 2009 or 2008 and the Company does not anticipate any significant changes in the total unrecognized tax benefits within the next 12 months.

The unrecognized tax benefits are primarily related to an uncertainty of state income taxes.  Federal income tax returns from 2007 forward and state income tax returns primarily from 2006 forward are open and subject to examination.

5.	PREFERRED STOCK:

REDEEMABLE CUMULATIVE PREFERRED STOCK — SJI has 2,500,000 authorized shares of Preference Stock, no par value, which has not been issued.

6.	COMMON STOCK:

The following shares were issued and outstanding at December 31:

	2010	2009	2008
Beginning of Year	29,796,232	29,728,697	29,607,802
New Issues During Year:
Dividend Reinvestment Plan	—	—	60,390
Stock-Based Compensation Plan	76,593	67,535	60,505
End of Year	29,872,825	29,796,232	29,728,697

The par value ($1.25 per share) of stock issued was recorded in Common Stock and the net excess over par value of approximately $2.8 million, $2.0 million and $4.0 million, respectively, was recorded in Premium on Common Stock.

EARNINGS PER COMMON SHARE (EPS) —Basic EPS is based on the weighted-average number of common shares outstanding. The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 112,551, 107,333 and 136,123  shares for the years ended December 31, 2010, 2009 and 2008, respectively. These shares relate to SJI’s restricted stock as discussed in Note 2.

DIVIDEND REINVESTMENT PLAN (DRP) — Through April 2008, shares of common stock offered through the DRP have been new shares issued directly by SJI. Beginning in April 2008, shares of common stock offered by the DRP have been purchased in open market transactions.

7.	FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS — In accordance with the terms of the Marina and certain SJG loan agreements, unused proceeds are required to be escrowed pending approved construction expenditures. As of December 31, 2010 and 2009, the escrowed proceeds, including interest earned, totaled $1.3 million and $1.4 million, respectively.

The Company maintains margin accounts with selected counterparties to support its risk management activities. The balances required to be held in these margin accounts increase as the net value of the outstanding energy related contracts with the respective counterparties decrease. As of December 31, 2010 and 2009, the balances in these accounts totaled $7.1 million and $3.8 million, respectively.  The carrying amounts of the Restricted Investments approximate their fair values at December 31, 2010 and 2009.

LONG-TERM RECEIVABLES — SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources.  The terms of these loans call for customers to make monthly payments over a period of up to five years with no interest.  The carrying amounts of such loans were $10.4 million and $10.8 million as of December 31, 2010 and 2009, respectively. The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Contract Receivables on the consolidated balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $1.2 million as of both December 31, 2010 and 2009.  The annual amortization to interest is not material to the Company’s consolidated financial statements.  The carrying amounts of these receivables approximate their fair value at December 31, 2010 and 2009.

CONCENTRATION OF CREDIT RISK - As of December 31, 2010, approximately $17.0 million, or 33.2%, of the current and noncurrent Derivatives – Energy Related Assets are with a single retail counterparty. This counterparty has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assigned to SJI in the event of a default by the counterparty.

OTHER FINANCIAL INSTRUMENTS — The carrying amounts of SJI’s other financial instruments approximate their fair values at December 31, 2010 and 2009.

8.	SEGMENTS OF BUSINESS:

SJI operates in several different reportable operating segments. Gas Utility Operations (SJG) consists primarily of natural gas distribution to residential, commercial and industrial customers. Wholesale Energy Operations include SJRG’s activities. SJE is involved in both retail gas and retail electric activities. Retail Gas and Other Operations include natural gas acquisition and transportation service business lines. Retail Electric Operations consist of electricity acquisition and transportation to commercial and industrial customers. On-Site Energy Production consists of Marina’s thermal energy facility and other energy-related projects. Appliance Service Operations includes SJESP’s servicing of appliances via the sale of appliance service programs as well as on a time and materials basis, and the installation of residential and small commercial HVAC systems.  The Retail Energy Operations caption includes Retail Gas and Other, Retail Electric, On-Site Energy Production and Appliance Service Operations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are treated as if the sales or transfers were to third parties, that is, at current market prices.

Information about SJI’s operations in different reportable operating segments is presented below (in thousands):

	2010	2009	2008
Operating Revenues:
Gas Utility Operations	$475,982	$484,376	$568,046
Wholesale Energy Operations	88,729	97,475	115,550
Retail Energy Operations
Retail Gas and Other Operations	114,536	109,414	177,342
Retail Electric Operations	207,576	113,606	60,046
On-Site Energy Production	38,138	37,031	46,980
Appliance Service Operations	19,735	18,900	19,184
Subtotal Retail Energy Operations	379,985	278,951	303,552
Corporate & Services	22,468	19,948	18,221
Subtotal	967,164	880,750	1,005,369
Intersegment Sales	(42,097)	(35,306)	(43,392)
Total Operating Revenues	$925,067	$845,444	$961,977
Operating Income:
Gas Utility Operations	$90,700	$81,439	$84,417
Wholesale Energy Operations	6,154	29,601	50,985
Retail Energy Operations
Retail Gas and Other Operations	1,065	78	2,718
Retail Electric Operations	13,051	(7,459)	2,096
On-Site Energy Production	4,063	5,309	10,435
Appliance Service Operations	432	1,361	2,040
Subtotal Retail Energy Operations	18,611	(711)	17,289
Corporate and Services	1,027	781	818
Total Operating Income	$116,492	$111,110	$153,509
Depreciation and Amortization:
Gas Utility Operations	$39,502	$34,507	$31,506
Wholesale Energy Operations	252	304	311
Retail Energy Operations
Retail Gas and Other Operations	35	21	18
On-Site Energy Production	3,920	3,804	3,097
Appliance Service Operations	344	306	301
Subtotal Retail Energy Operations	4,299	4,131	3,416
Corporate and Services	641	505	432
Total Depreciation and Amortization	$44,694	$39,447	$35,665
Interest Charges:
Gas Utility Operations	$17,641	$16,442	$18,938
Wholesale Energy Operations	94	339	956
Retail Energy Operations
Retail Gas and Other Operations	172	16	111
On-Site Energy Production	3,898	1,928	5,541
Subtotal Retail Energy Operations	4,070	1,944	5,652
Corporate and Services	1,076	780	1,704
Subtotal	22,881	19,505	27,250
Intersegment Borrowings	(985)	(513)	(1,574)
Total Interest Charges	$21,896	$18,992	$25,676
Income Taxes:
Gas Utility Operations	$29,676	$27,104	$26,508
Wholesale Energy Operations	3,243	12,456	20,738
Retail Energy Operations
Retail Gas and Other Operations	678	20	1,087
Retail Electric Operations	5,353	(3,064)	853
On-Site Energy Production	(10,635)	(3,138)	1,486
Appliance Service Operations	174	601	890
Subtotal Retail Energy Operations	(4,430)	(5,581)	4,316
Corporate and Services	322	323	386
Total Income Taxes	$28,811	$34,302	$51,948
Property Additions:
Gas Utility Operations	$111,653	$110,694	$56,198
Wholesale Energy Operations	682	27	2,707
Retail Energy Operations
Retail Gas and Other Operations	31	16	11
On-Site Energy Production	50,427	9,760	5,911
Appliance Service Operations	141	577	86
Subtotal Retail Energy Operations	50,599	10,353	6,008
Corporate and Services	1,029	290	140
Total Property Additions	$163,963	$121,364	$65,053
Identifiable Assets:
Gas Utility Operations	$1,468,635	$1,357,062
Wholesale Energy Operations	237,978	194,989
Retail Energy Operations
Retail Gas and Other Operations	21,532	35,506
Retail Electric Operations	37,383	13,433
On-Site Energy Production	147,064	135,288
Appliance Service Operations	18,528	18,832
Subtotal Retail Energy Operations	224,507	203,059
Discontinued Operations	890	1,215
Subtotal	1,932,010	1,756,325
Corporate and Services	168,788	56,543
Intersegment Assets	(24,183)	(30,860)
Total Identifiable Assets	$2,076,615	1,782,008

9.	LEASES:

The Company is considered to be the lessor of certain thermal energy generating property and equipment under an operating lease which expires in May 2027. As of December 31, 2010 and 2009 the carrying costs of this property and equipment under operating lease was $73.6 million and $75.3 million, respectively, (net of accumulated depreciation of $15.0 million and $12.6 million, respectively) and is included in Nonutility Property and Equipment in the consolidated balance sheets.

Minimum future rentals to be received on non-cancelable leases as of December 31, 2010 for each of the next five years and in the aggregate are (in thousands):

Year ended December 31,
2011	$5,396
2012	5,396
2013	5,396
2014	5,396
2015	5,396
Thereafter	61,606
Total minimum future rentals	$88,586

Minimum future rentals do not include additional amounts to be received based on actual use of the leased property.

10.	RATES AND REGULATORY ACTIONS:

BASE RATES — SJG is subject to the rules and regulations of the BPU.  In July 2004 the BPU approved SJG’s rate structure based on a 7.97% rate of return on rate base that included a 10.0% return on common equity.  SJG was also permitted to recover regulatory assets contained in the petition and to reduce the composite depreciation rate from 2.9% to 2.4%.  Included in the base rate increase was also a change to the sharing of pre-tax margins on interruptible, off system sales, and transportation.  The sharing of pre-tax margins begins from dollar one, with SJG retaining 15% of such margins.    SJG filed a new base rate case in January 2010.  Effective September 17, 2010, the BPU granted SJG a base rate increase of $42.1 million, which was predicated in part upon a 8.21% rate of return on rate base that included a 10.3% return on common equity. The $42.1 million includes $16.6 million of revenue previously recovered through the Conservation Incentive Program (CIP) and $6.8 million of revenues previously recovered through the Capital Investment Recovery Tracker (CIRT), resulting in incremental revenue of $18.7 million.  SJG was permitted to recover regulatory assets contained in its petition and defer certain federally mandated pipeline integrity management program costs for recovery in its next base rate case.  In addition, annual depreciation expense will be reduced by $1.2 million as a result of the amortization of excess cost of removal recoveries.  The BPU also authorized a Phase II of the base rate proceeding to review the costs of CIRT projects not rolled into rate base in the September 2010 settlement.

RATE MECHANISMS — SJG’s tariff, a schedule detailing the terms, conditions and rate information applicable to the various types of natural gas service, as approved by the BPU, has several primary rate mechanisms as discussed in detail below:

Basic Gas Supply Service (BGSS) Clause — The BGSS price structure was approved by the BPU in January 2003, and allows SJG to recover all prudently incurred gas costs. BGSS charges to customers can be either monthly or periodic (annual). Monthly BGSS charges are applicable to large use customers and are referred to as monthly because the rate changes on a monthly basis pursuant to a BPU-approved formula based on commodity market prices. Periodic BGSS charges are applicable to lower usage customers, which include all of SJG’s residential customers, and are evaluated at least annually by the BPU. However, to some extent, more frequent rate changes to the periodic BGSS are allowed. SJG collects gas costs from customers on a forecasted basis and defers periodic over/underrecoveries to the following BGSS year, which runs from October 1 though September 30. If SJG is in a net cumulative undercollected position, gas costs deferrals are reflected on the balance sheet as a regulatory asset. If SJG is in a net cumulative overcollected position, amounts due back to customers are reflected on the balance sheet as a regulatory liability. SJG pays interest on net overcollected BGSS balances at the rate of return on rate base utilized by the BPU to set rates in the last base rate proceeding.

Regulatory actions regarding the BGSS were as follows:

●	May 2008 – SJG made its annual periodic BGSS filing with the BPU requesting a $73.7 million, or 23%, increase in gas cost recoveries in response to increasing wholesale gas costs.
●
November 2008 – The BPU approved, on a provisional basis, a $38.0 million, or 12%, increase in gas costs recoveries reflecting a lower increase in gas costs then originally projected in our May 2008 filing.

●
December 2008 – As part of a global settlement, the BPU approved, on a provisional basis, a decrease in gas cost recoveries of $9.0 million, or 3%, due to the continued decline in projections in the wholesale gas market.

●	June 2009 - SJG made its annual BGSS filing to the BPU requesting a $54.7 million reduction, or 17.5% decrease, in gas cost recoveries in response to projected decreases in wholesale gas costs.
●	August 2009 - The BPU issued an Order finalizing the 2008-2009 provisional BGSS costs.
●	September 2009 - The BPU approved, on a provisional basis, SJG’s request for a $54.7 million, or 17.5%, reduction in gas cost recoveries.
●	June 2010 – SJG made its annual BGSS filing to the BPU requesting a $38.0 million, or a 13.9%, reduction in gas cost recoveries in response to projected decreases in wholesale gas costs.
●	September 2010 – The BPU approved, on a provisional basis, SJG’s request for a $38.0 million, or 13.9%, reduction in gas cost recoveries.

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

Regulatory actions regarding the CIP were as follows:

●	May 2008 – SJG made its annual CIP filing requesting recovery of $19.1 million, of which $14.1 million was non-weather related.
●	December 2008 – As part of a global settlement, the BPU approved, on a provisional basis, the recovery of CIP revenue of $20.4 million, of which $16.4 million was non-weather related.
●
June 2009 - SJG made its annual CIP filing to the BPU requesting recovery of $13.4 million, which included a $13.7 million non-weather related recovery, partially offset by a credit of $0.3 million which was weather related.

●	August 2009 - The BPU issued an Order finalizing the 2008-2009 provisional CIP rates.
●	September 2009 - The BPU approved, on a provisional basis, the recovery of CIP revenue of $13.4 million.
●
June 2010 – SJG made its annual CIP filing to the BPU requesting recovery of $20.0 million which included a $14.4 million non-weather related recovery and $5.6 million which was weather related.  The BGSS savings to be applied as an offset to the non-weather related recovery totaled $8.9 million.  As a result, SJG will carry forward $5.5 million to be recovered from customers in the next CIP year.

●	September 2010 – The BPU approved, on a provisional basis, the recovery of CIP revenue of $14.5 million.

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

Regulatory actions regarding the CIRT were as follows:

●	January 2009 - SJG filed a petition with the BPU for approval of an accelerated infrastructure investment program and associated rate tracker as discussed above.
●	April 2009 – The BPU approved SJG’s petition for the CIRT, including a first year estimated capital expenditure level of $70.5 million and estimated revenue of $3.2 million.
●	November 2009 - SJG made its annual CIRT filing, requesting $10.6 million in additional revenue.
●	December 2009 – The BPU approved, on a provisional basis, recovery of an additional $9.9 million in CIRT revenue.
●
September 2010 – The BPU authorized $81.3 million of CIRT-related expenditures to be rolled into rate base and also authorized that the remaining balance of CIRT-related expenditures continue to be recovered.  These remaining expenditures will be reviewed and rolled into rate base during Phase II of the base rate case in 2011.

●	October 2010 – SJG made its annual CIRT filing, requesting approval to earn a return of, and a return on, $150.0 million in additional CIRT-related expenditures during 2011, 2012 and 2013.

Energy Efficiency Tracker (EET) - In January 2009, SJG filed a petition with the BPU requesting approval of an energy efficiency program for residential, commercial and industrial customers.  Under this program, SJG can invest $17.0 million over two years in energy efficiency measures to be installed in customer homes and businesses. SJG can recover incremental operating and maintenance expenses and earn a return of, and return on, program investments.

Regulatory actions regarding the EET were as follows:

●	January 2009 – SJG filed a petition with the BPU for approval of an energy efficiency program as noted above, with a projected 2009 revenue of $1.7 million.
●	July 2009 - The BPU approved SJG’s petition for the EET with a revenue recovery of $1.3 million.
●	July 2010 - SJG filed a petition with the BPU requesting a reallocation of investment dollars between the EET programs to fund the more popular programs.
●	November 2010 - SJG filed a petition with the BPU requesting a one year extension of the program.
●	January 2011 - SJG’s request was approved by the BPU.

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

Regulatory actions regarding the SBC, with the exception of USF which requires separate regulatory filings, were as follows:

●
December 2008 – As part of a global settlement, the BPU approved an increase in the RAC portion of the SBC, resulting in an increase in revenue of $8.5 million.  In addition, the BPU approved a reduction in the interest rate utilized to calculate deferred tax on the RAC.

●	January 2009 - SJG made its annual 2008-2009 SBC filing requesting $7.9 million increase in SBC recoveries.
●
August 2009 - SJG made its annual 2009-2010 SBC filing, requesting a $15.5 million increase in SBC recoveries which includes a net increase in Remediation Adjustment Clause, Clean Energy Program Clause and Transportation Initiation Clause.

●
September 2010 – SJG made its annual 2010-2011 SBC Filing, requesting a $21.5 million increase in SBC recoveries, which includes a net increase in Remediation Adjustment Clause, Clean Energy Program Clause and Transportation Initiation Clause.

Remediation Adjustment Clause (RAC) - The RAC recovers environmental remediation costs of 12 former gas manufacturing plants (See Note15). The BPU allows SJG to recover such costs over seven year amortization periods. The net between the amounts actually spent and amounts recovered from customers is recorded as a regulatory asset, Environmental Remediation Cost Expended - Net. Note that RAC activity affects revenue and cash flows but does not directly affect earnings because of the cost recovery over seven year amortization periods. As of December 31, 2010 and 2009, SJG reflected the unamortized remediation costs of $39.1 million and $42.9 million, respectively, on the consolidated balance sheets under Regulatory Assets (See Note 11). Since implementing the RAC in 1992, SJG has recovered $50.1 million through rates as of December 31, 2010.

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

Universal Service Fund (USF) - The USF is a statewide program through which funds for the USF and Lifeline Credit and Tenants Assistance Programs are collected from customers of all New Jersey electric and gas utilities. USF adjustments affect cash flows but do not directly affect revenue or earnings as related costs are deferred and recovered through rates on an on-going basis.

Separate regulatory actions regarding the USF were as follows:

●
June 2008 – SJG made its annual USF filing, along with the state’s other electric and gas utilities, proposing to increase annual statewide gas revenues to $97.3 million.  This proposal is designed to increase the annual USF revenue by $2.6 million for SJG.

●
October 2008 – The BPU approved the statewide budget of $96.7 million for all of the State’s gas utilities.  SJG’s portion of this total is approximately $8.8 million and increased rates were implemented effective October 27, 2008 resulting in a $2.5 million increase to SJG’s annual USF recoveries.

●
June 2009 - SJG made its annual USF filing, along with the state’s other electric and gas utilities, proposing to decrease annual statewide gas revenues by $39.1 million.  This proposal was designed to decrease SJG’s annual USF revenue by $4.9 million.

●
October 2009 – The BPU approved the statewide budget of $60.1 million for all of the State’s gas utilities.  SJG’s portion of this total is approximately $5.1 million and decreased rates were implemented effective October 12, 2009 resulting in a $4.1 million decrease to SJG’s annual USF recoveries.

●
July 2010 – SJG made its annual USF filing, along with the state’s other electric and gas utilities, proposing to increase annual statewide gas revenues by $3.4 million.  This proposal was designed to increase SJG’s annual USF revenue by $0.4 million.

●	August 2010 – SJG updated its July 2010 filing to reflect actual data through June 2010.
●
October 2010 – The BPU approved the statewide budget of $64.8 million for all of the State’s gas utilities.  SJG’s portion of the total is approximately $6.6 million and increased rates were implemented effective November 1, 2010 resulting in a $0.4 million increase to SJG’s annual USF recoveries.

Other Regulatory Matters -

Unbundling - Effective January 10, 2000, the BPU approved full unbundling of SJG’s system. This allows all natural gas consumers to select their natural gas commodity supplier. As of December 31, 2010, 33,762 of SJG’s residential customers were purchasing their gas commodity from someone other than SJG. Customers choosing to purchase natural gas from providers other than the utility are charged for the cost of gas by the marketer. The resulting decrease in utility revenues is offset by a corresponding decrease in gas costs. While customer choice can reduce utility revenues, it does not negatively affect SJG’s net income or financial condition. The BPU continues to allow for full recovery of prudently incurred natural gas costs through the BGSS. Unbundling did not change the fact that SJG still recovers cost of service, including certain deferred costs, through base rates.

Pipeline Integrity - In October 2005, SJG filed a petition with the BPU to implement a Pipeline Integrity Management Tracker (Tracker). The purpose of this Tracker was to recover incremental costs to be incurred by SJG as a result of new federal regulations, which are aimed at enhancing public safety and reliability. The regulations require that utilities use a comprehensive analysis to assess, evaluate, repair and validate the integrity of certain transmission lines in the event of a leak or failure. As part of SJG’s September 2010 base rate increase, SJG was permitted to recover previously deferred pipeline integrity costs incurred through September 2010.  In addition, SJG is authorized to defer future program costs, and related carrying costs, for recovery in the next base rate proceeding, subject to review by the BPU.  Accordingly, SJG withdrew its petition for the Pipeline Integrity Management Tracker.  As of December 31, 2010 and 2009, deferred pipeline integrity costs totaled $1.7 million and $1.2 million, respectively, and are included in other regulatory assets.

Filings and petitions described above are still pending unless otherwise indicated.

11.	REGULATORY ASSETS & REGULATORY LIABILITIES:

The discussion under Note 10, Rates and Regulatory Actions, is integral to the following explanations of specific regulatory assets and liabilities.

Regulatory Assets at December 31 consisted of the following items (in thousands):

	2010	2009
Environmental Remediation Costs:
Expended - Net	$39,056	$42,924
Liability for Future Expenditures	87,393	69,056
Income Taxes-Flowthrough Depreciation	774	1,752
Deferred Asset Retirement Obligation Costs	24,247	22,438
Deferred Gas Costs - Net	—	6,519
Deferred Pension and Other Postretirement Benefit Costs	69,017	71,192
Conservation Incentive Program Receivable	12,291	16,672
Societal Benefit Costs Receivable	4,216	1,872
Premium for Early Retirement of Debt	699	1,046
Other Regulatory Assets	10,720	6,991
Total Regulatory Assets	$248,413	$240,462

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

Deferred Asset Retirement Obligation Costs - This regulatory asset was created with the adoption of FASB ASC Topic 440 “Commitments” in 2005. This resulted in the recording of ARO’s and additional utility plant, primarily related to a legal obligation SJG has for certain safety requirements upon the retirement of its gas distribution and transmission system. SJG recovers asset retirement costs through rates charged to customers. All related accumulated accretion and depreciation amounts for these ARO’s represent timing differences in the recognition of retirement costs that SJG is currently recovering in rates and, as such, SJG is deferring such differences as regulatory assets.

Deferred Gas Costs - Net - Over/under collections of gas costs are monitored through the BGSS mechanism. Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability. Derivative contracts used to hedge SJG’s natural gas purchases are also included in the BGSS, subject to BPU approval. See detailed discussion under Derivative Instruments in Note 16.

Deferred Pension and Other Postretirement Benefit Costs - The BPU authorized SJG to recover costs related to postretirement benefits under the accrual method of accounting consistent with GAAP.  SJG deferred amounts accrued prior to that authorization and are amortizing them as allowed by the BPU over 15 years through 2012. The unamortized balance was $0.8 million at December 31, 2010. Upon the adoption of FASB ASC Topic 715 “Compensation – Retirement Benefits” in 2006, SJG’s regulatory asset was increased by $37.1 million representing the recognition of underfunded positions of SJG’s pension and other postretirement benefit plans.  Subsequent adjustments to this balance occur annually to reflect changes in the funded positions of these benefit plans caused by changes in actual plan experience as well as assumptions of future experience (See Note 12).

Conservation Incentive Program Receivable - The impact of the CIP is recorded as an adjustment to earnings as incurred. The first year of cash recovery under the CIP began October 2007.

Societal Benefit Costs Receivable - At both December 31, 2010 and 2009, this regulatory asset primarily represents cumulative costs less recoveries under the USF program.

Premium for Early Retirement of Debt - At December 31, 2010, this regulatory asset represents unamortized debt issuance costs related to long-term debt refinancings and a call premium of $0.2 million associated with the retirement of debt, all occurring in 2005 and 2004. Unamortized debt issuance costs are being amortized over the term of the new debt issue pursuant to regulatory approval by the BPU. As part of our September 2010 base rate increase, the call premium was transferred to unamortized debt issuance costs and is being amortized over the term of the new debt issue.

Other Regulatory Assets - Some of the assets included in Other Regulatory Assets are currently being recovered from ratepayers as approved by the BPU. Management believes the remaining deferred costs are probable of recovery from ratepayers through future utility rates.

Regulatory Liabilities at December 31 consisted of the following items (in thousands):

	2010	2009
Excess Plant Removal Costs	$48,409	$48,715
Deferred Revenues - Net	20,179	—
Other	660	1,478

Total Regulatory Liabilities	$69,248	$50,193

Excess Plant Removal Costs – Represents amounts accrued in excess of actual utility plant removal costs incurred to date.  As part of our September 2010 base rate increase, we are required to start amortizing approximately $1.2 million of this balance to depreciation expense each year.

Deferred Revenues – Net – See previous discussion under “Deferred Gas Costs – Net.”

Other Regulatory Liabilities – All other regulatory liabilities are subject to being returned to ratepayers in future rate proceedings.

12.	PENSION AND OTHER POSTRETIREMENT BENEFITS:

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

Net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits			Other Postretirement Benefits
	2010	2009	2008	2010	2009	2008
Service Cost	$3,426	$3,225	$3,198	$920	$893	$968
Interest Cost	9,197	8,694	8,320	3,267	3,208	2,957
Expected Return on Plan Assets	(8,402)	(7,553)	(10,417)	(1,937)	(1,551)	(2,195)
Amortization:
Prior Service Cost (Credits)	280	278	292	(355)	(355)	(355)
Actuarial Loss	4,751	5,405	1,608	1,495	1,896	744
Net Periodic Benefit Cost	9,252	10,049	3,001	3,390	4,091	2,119
Capitalized Benefit Costs	(3,445)	(3,798)	(1,073)	(1,295)	(1,676)	(765)
Total Net Periodic Benefit Expense	$5,807	$6,251	$1,928	$2,095	$2,415	$1,354

Capitalized benefit costs reflected in the table above relate to SJG’s construction program.

Companies with publicly traded equity securities that sponsor a postretirement benefit plan are required to fully recognize, as an asset or liability, the overfunded or underfunded status of its benefit plans and recognize changes in the funded status in the year in which the changes occur. Changes in funded status are generally reported in Other Comprehensive Loss; however, since SJG recovers all prudently incurred pension and postretirement benefit costs from its ratepayers, a significant portion of the charges resulting from the recording of additional liabilities under this statement are reported as regulatory assets (See Note 11).

Details of the activity within the Regulatory Asset and Accumulated Other Comprehensive Loss associated with Pension and Other Postretirement Benefits are as follows (in thousands):

	Regulatory Assets		Accumulated Other Comprehensive Loss (pre-tax)
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Balance at January 1, 2009	$55,774	$22,876	$21,108	$2,374

Amounts Arising during the Period:
Net Actuarial (Gain) Loss	(4,188)	610	(357)	72
Prior Service Cost	347	—	60	—
Amounts Amortized to Net Periodic Costs:
Net Actuarial Loss	(3,641)	(1,746)	(1,729)	(142)
Prior Service (Cost) Credit	(228)	254	(48)	94

Balance at December 31, 2009	48,064	21,994	19,034	2,398

Amounts Arising during the Period:
Net Actuarial (Gain) Loss	2,300	167	6,569	818
Amounts Amortized to Net Periodic Costs:
Net Actuarial Loss	(2,935)	(1,351)	(1,793)	(144)
Prior Service (Cost) Credit	(232)	254	(47)	94

Balance at December 31, 2010	$47,197	$21,064	$23,763	$3,166

The estimated costs that will be amortized from Regulatory Assets into net periodic benefit costs in 2011 are as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
Prior Service Costs (Credits)	$220	$(254)
Net Actuarial Loss	$2,980	$1,337

The estimated costs that will be amortized from Accumulated Other Comprehensive Loss into net periodic benefit costs in 2011 are as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
Prior Service Costs (Credits)	$47	$(101)
Net Actuarial Loss	$2,173	$214

     A reconciliation of the plans’ benefit obligations, fair value of plan assets, funded status and amounts recognized in SJI’s consolidated balance sheets follows (in thousands):

			Other Postretirement
	Pension Benefits		Benefits
	2010	2009	2010	2009
Change in Benefit Obligations:
Benefit Obligation at Beginning of Year	$149,008	$142,672	$56,138	$50,842
Service Cost	3,426	3,225	920	893
Interest Cost	9,197	8,694	3,267	3,208
Actuarial Loss	13,777	1,943	2,567	4,329
Retiree Contributions	—	—	185	193
Plan Amendments	—	407	—	—
Benefits Paid	(7,908)	(7,933)	(4,612)	(3,327)
Benefit Obligation at End of Year	$167,500	$149,008	$58,465	$56,138

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$105,898	$88,276	$28,489	$22,815
Actual Return on Plan Assets	13,380	14,027	3,630	5,172
Employer Contributions	9,230	11,528	4,427	3,636
Retiree Contributions	—	—	185	193
Benefits Paid	(7,908)	(7,933)	(4,612)	(3,327)
Fair Value of Plan Assets at End of Year	$120,600	$105,898	$32,119	$28,489

Funded Status at End of Year:	$(46,900)	$(43,110)	$(26,346)	$(27,649)
Amounts Related to Unconsolidated Affiliate	105	169	249	340
Accrued Net Benefit Cost at End of Year	$(46,795)	$(42,941)	$(26,097)	$(27,309)

Amounts Recognized in the Statement of Financial Position Consist of:
Current Liabilities	$(1,217)	$(1,109)	$—	$—
Noncurrent Liabilities	(45,578)	(41,832)	(26,097)	(27,309)
Net Amount Recognized at End of Year	$(46,795)	$(42,941)	$(26,097)	$(27,309)

Amounts Recognized in Regulatory Assets Consist of:
Prior Service Costs (Credit)	$1,268	$1,500	$(215)	$(469)
Net Actuarial Loss	45,929	46,564	21,279	22,463
	$47,197	$48,064	$21,064	$21,994

Amounts Recognized in Accumulated Other Comprehensive Loss Consist of (pre-tax):
Prior Service Costs (Credit)	$200	$246	$(212)	$(306)
Net Actuarial Loss	23,563	18,788	3,378	2,704
	$23,763	$19,034	$3,166	$2,398

The projected benefit obligation (PBO) and accumulated benefit obligation (ABO) of SJI’s qualified employee pension plans were $142.4 million and $128.8 million, respectively, as of December 31, 2010, and $130.5 million and $117.4 million, respectively, as of December 31, 2009.  The ABO of these plans exceeded the value of the plan assets as of December 31, 2010 and December 31, 2009.  The value of these assets can be seen in the table above. The PBO and ABO for SJI’s non-funded SERP were $25.1 million and $24.7 million, respectively, as of December 31, 2010, and $18.5 million and $18.3 million, respectively, as of December 31, 2009. The SERP is reflected in the tables above and has no assets.

The weighted-average assumptions used to determine benefit obligations at December 31 were:

	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009
Discount Rate	5.78%	6.22%	5.55%	6.22%
Rate of Compensation Increase	3.25%	3.60%	—	—

The weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 were:

	Pension Benefits			Other Postretirement Benefits
	2010	2009	2008	2010	2009	2008
Discount Rate	6.22%	6.24%	6.36%	6.22%	6.24%	6.36%
Expected Long-Term Return on Plan Assets	7.75%	8.25%	8.50%	6.80%	6.80%	7.00%
Rate of Compensation Increase	3.60%	3.60%	3.60%	—	—	—

All obligations disclosed herein reflect the use of the RP 2000 mortality tables.

The discount rates used to determine the benefit obligations at December 31, 2010 and 2009, which are used to determine the net periodic benefit cost for the subsequent year, were based on a portfolio model of high-quality instruments with maturities that match the expected benefit payments under our pension and other postretirement benefit plans.

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

The assumed health care cost trend rates at December 31 were:

	2010	2009
Medical Care and Drug Cost Trend Rate Assumed for Next Year	8.25%	9.00%
Dental Care Cost Trend Rate Assumed for Next Year	4.75%	4.75%
Rate to which Cost Trend Rates are Assumed to Decline (the Ultimate Trend Rate)	4.75%	4.75%
Year that the Rate Reaches the Ultimate Trend Rate	2019	2019

Assumed health care cost trend rates have a significant effect on the amounts reported for SJI’s postretirement health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on the Total of Service and Interest Cost	$252	$(197)
Effect on Postretirement Benefit Obligation	$2,305	$(2,104)

PLAN ASSETS — The Company’s overall investment strategy for pension plan assets is to achieve a diversification by asset class, style of manager, and sector and industry limits to achieve investment results that match the actuarially assumed rate of return, while preserving the inflation adjusted value of the plans.  The Company has implemented this diversification strategy primarily with commingled common/collective trust funds.  The target allocations for pension plan assets are 35-46 percent U.S. equity securities, 12-18 percent international equity securities, 31-43 percent fixed income investments, and 2-17 percent to all other types of investments.  Equity securities include investments in commingled common/collective trust funds as well as large-cap and mid-cap companies.  Fixed income securities include commingled common/collective trust funds, group annuity contracts for pension payments, and hedge funds.  Other types of investments include investments in private equity funds and real estate funds that follow several different strategies.

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

SJI evaluated its pension and other postretirement benefit plans’ asset portfolios for the existence of significant concentrations of credit risk as of December 31, 2010.  Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country, and individual fund.  As of December 31, 2010, there were no significant concentrations (defined as greater than 10 percent of plan assets) of risk in SJI’s pension and other postretirement benefit plan assets.

GAAP establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques.  This hierarchy groups assets into three distinct levels, as fully described in Note 17, that will serve as the basis for presentation throughout the remainder of this Note.

The fair values of SJI’s pension plan assets at December 31, 2010 by asset category are as follows (in thousands):

Asset Category	Total	Level 1	Level 2	Level 3
Cash / Cash Equivalents:
Common/Collective Trust Funds (a)	$465	$—	$465	$—
STIF-Type Instrument (b)	1,073	—	1,073	—
Equity securities:
Common/Collective Trust Funds – U.S. (a)	35,717	—	35,717	—
Common/Collective Trust Funds - International (a)	19,361		19,361
U.S. Large-Cap (c)	6,338	6,338	—	—
U.S. Mid-Cap (c)	6,104	6,104	—	—
International (c)	1,403	1,403	—	—
Fixed Income:
Common/Collective Trust Funds (a)	29,678	—	29,678	—
Guaranteed Insurance Contract (d)	12,561	—	—	12,561
Hedge Funds (e)	124	—	—	124
Other types of investments:
Private Equity Fund (f)	3,152	—	—	3,152
Common/Collective Trust Fund – Real Estate (g)	4,624	—	—	4,624
Total	$120,600	$13,845	$86,294	$20,461

(a)
This category represents common/collective trust fund investments through a commingled employee benefit trust (excluding real estate).  These commingled funds are not traded publicly; however, the majority of the underlying assets held in these funds are stocks and bonds that are traded on active markets and prices for these assets are readily observable.  Also included in these funds are interest rate swaps, asset-backed securities, mortgage-backed securities and other investments with observable market values. Holdings in these commingled funds are classified as Level 2 investments.

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

(f)
This category represents a limited partnership which includes several investments in U.S. leveraged buyout, venture capital, and special situation funds.  Fund valuations are reported on a 90 day lag and, therefore, the value reported herein represents the market value as of September 30, 2010.  The fund’s investments are stated at fair value, which is generally based on the valuations provided by the general partners or managers of such investments.  Fund investments are illiquid and resale is restricted.  These funds are classified as Level 3 investments.

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

Fair Value Measurement Using Significant
Unobservable Inputs (Level 3)
(In thousands)

	Guaranteed		Private
	Insurance	Hedge	Equity	Real
	Contract	Funds	Funds	Estate	Total

Balance at December 31, 2009	$11,677	$1,101	$2,704	$4,407	$19,889
Actual return on plan assets:
Relating to assets still held at the reporting date	2,077	(289)	440	217	2,445
Relating to assets sold during the period	14	(266)	—	—	(252)
Purchases, Sales and Settlements	(1,207)	(422)	8	—	(1,621)
Balance at December 31, 2010	$12,561	$124	$3,152	$4,624	$20,461

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

The fair values of SJI’s other postretirement benefit plan assets at December 31, 2010 by asset category are as follows (in thousands):

Asset Category	Total	Level 1	Level 2	Level 3
Equity Securities:
U.S. Large-Cap	$11,589	$11,589	$—	$—
U.S. Mid & Small-Cap	4,498	4,498	—	—
International	4,632	4,632	—	—
Fixed Income:
Corporate Bonds	11,400	11,400	—	—
Total	$32,119	$32,119	$—	$—

All investments above are holdings in mutual funds and actively traded on major stock exchanges.

FUTURE BENEFIT PAYMENTS — The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years (in thousands):

	Pension Benefits	Other Postretirement Benefits
2011	$8,077	$4,249
2012	$8,338	$4,242
2013	$8,562	$4,314
2014	$8,858	$4,240
2015	$9,400	$4,317
2016 – 2020	$56,994	$23,325

CONTRIBUTIONS — SJI made a contribution of $8.0 million to its qualified employee pension plans in 2010.   SJI has no obligation to make a contribution in 2011. Payments related to the unfunded SERP plan are expected to approximate $1.2 million in 2011. SJG has a regulatory obligation to contribute approximately $3.6 million annually to its other postretirement benefit plans’ trusts, less costs incurred directly by the Company.

DEFINED CONTRIBUTION PLAN — SJI offers an Employees’ Retirement Savings Plan (Savings Plan) to eligible employees.  For employees eligible for participation in SJI's defined benefit pension plan, SJI matches 50% of participants’ contributions up to 6% of base compensation. For employees who are not eligible for participation in SJI’s defined benefit pension plans, SJI matches 50% of participants’ contributions up to 8% of base compensation. Employees not eligible for the pension plans also receive a year-end contribution of $1,000 if 10 or fewer years of service or $1,500 if more than 10 years of service. The amount expensed and contributed for the matching provision of the Savings Plan approximated $1.3 million, $1.0 million, and $1.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

13.	UNUSED LINES OF CREDIT:

Credit facilities and available liquidity as of December 31, 2010 were as follows (in thousands):

Company	Total Facility	Usage	Available Liquidity	Expiration Date

SJG:

Revolving Credit Facility	$100,000	$50,000	$50,000	August 2011(A)
Line of Credit	40,000	—	40,000	August 2011(A)
Uncommitted Bank Lines	40,000	8,900	31,100	Various

Total SJG	180,000	58,900	121,100

SJI:

Revolving Credit Facility	200,000	182,793	17,207	August 2011(A), (B)
Term Line of Credit	30,437	30,437	—	October 2011
Uncommitted Bank Lines	95,000	66,150	28,850	Various

Total SJI	325,437	279,380	46,057

Total	$505,437	$338,280	$167,157

(A)	The Company anticipates extending these lines of credit during the second quarter of 2011.

(B)	Includes letters of credit in the amount of $87.6 million under the SJI revolving credit facility.

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary the SJI facilities can also be used to support SJG’s liquidity needs. All committed facilities contain one financial covenant regarding the ratio of total debt to total capitalization, measured on a quarterly basis. SJI and SJG were in compliance with this covenant as of December 31, 2010. Borrowings under these credit facilities are at market rates. The weighted average borrowing cost, which changes daily, was 0.99%, 0.77% and 1.16% at December 31, 2010, 2009 and 2008, respectively.

14.	LONG-TERM DEBT:

Outstanding Long-Term Debt at December 31 consisted of the following:

		2010	2009
Long-Term Debt (A):
South Jersey Gas Company:
First Mortgage Bonds: (B)
6.12%	Series due 2010(C)	$—	$10,000
6.74%	Series due 2011	10,000	10,000
6.57%	Series due 2011	15,000	15,000
4.46%	Series due 2013	10,500	10,500
5.027%	Series due 2013	14,500	14,500
4.52%	Series due 2014	11,000	11,000
5.115%	Series due 2014	10,000	10,000
5.387%	Series due 2015	10,000	10,000
5.437%	Series due 2016	10,000	10,000
4.60%	Series due 2016	17,000	17,000
4.657%	Series due 2017	15,000	15,000
7.97%	Series due 2018	10,000	10,000
7.125%	Series due 2018	20,000	20,000
5.587%	Series due 2019	10,000	10,000
3.63%	Series due 2025 (D)	10,000	—
4.84%	Series due 2026 (D)	15,000	—
4.93%	Series due 2026 (D)	45,000	—
4.03%	Series due 2027 (D)	45,000	—
7.7%	Series due 2027	35,000	35,000
5.55%	Series due 2033	32,000	32,000
6.213%	Series due 2034	10,000	10,000
5.45%	Series due 2035	10,000	10,000

Series A 2006 Bonds at variable rates due 2036 (E)		25,000	25,000

Marina Energy LLC: (F)
Series A 2001 Bonds at variable rates due 2031		20,000	20,000
Series B 2001 Bonds at variable rates due 2021		25,000	25,000
Series A 2006 Bonds at variable rates due 2036		16,400	16,400

AC Landfill Energy, LLC: (G)
Bank Term Loans, 6% due 2014		—	331
Mortgage Bond, 4.19% due 2019		—	1,181

Total Long-Term Debt Outstanding		451,400	347,912
Less Current Maturities		(111,400)	(35,119)

Total Long-Term Debt		$340,000	$312,793

(A)	Long-term debt maturities and sinking funds requirements for the succeeding five years are as follows (in thousands): 2011, $25,000; 2012, $2,187; 2013, $27,187; 2014, $23,188; 2015, $13,097.

(B)	Our First Mortgage dated October 1, 1947, as supplemented, securing the First Mortgage Bonds constitutes a direct first mortgage lien on substantially all utility plant.

(C)	On October 21, 2010, SJG retired its 6.12% Medium Term Notes, at par.

(D)
During 2010, SJG made the following private placement issuances under its MTN Program: $15.0 million on March 1, 2010, due 2026; $45.0 million on June 30, 2010, due 2026; $10.0 million on December 30, 2010, due 2025, requiring annual principal payments of $0.9 million beginning December 2015; and $45.0 million on December 30, 2010, due 2027, requiring annual principal payments of $9.0 million beginning December 2023.  As of December 31, 2010, $35.0 million remains available under this program.

(E)
These variable rate demand bonds bear interest at a floating rate that resets weekly. The interest rate as of December 31, 2010 was 0.35%. Liquidity support on these bonds is provided by a letter of credit from a commercial bank that expires in August 2011, and as such, these bonds are included in the current portion of long-term debt. These notes contain no financial covenants.

(F)
Marina has issued $61.4 million of unsecured variable-rate revenue bonds through the New Jersey Economic Development Authority (NJEDA). The variable rates at December 31, 2010 for the Series A 2001, Series B 2001, and Series A 2006 bonds were 0.37%, 0.57% and 0.37% respectively. The interest rate on all but $1.1 million of the bonds has been effectively fixed via interest rate swaps at 3.91% until January 2026.  These bonds contain no financial covenants.  Liquidity support on these bonds is provided by letters of credit from a commercial bank that expire in 2011, and as such, these bonds are included in the current portion of long-term debt.

(G)	AC Landfill Energy, LLC is no longer consolidated into SJI beginning in 2010 as discussed in Note 1.

We estimated the fair values of SJI’s long-term debt, including current maturities, as of December 31, 2010 and 2009, to be $517.0 million and $394.5 million, respectively. Carrying amounts as of December 31, 2010 and 2009, were $451.4 million and $347.9 million, respectively. We based the estimates on interest rates available to SJI at the end of each year for debt with similar terms and maturities. SJI retires debt when it is cost effective as permitted by the debt agreements.

15.	COMMITMENTS AND CONTINGENCIES:

GAS SUPPLY CONTRACTS — In the normal course of business, SJG and SJRG have entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The earliest that any of these contracts expire is March 2011. The transportation and storage service agreements with interstate pipeline suppliers were made under FERC approved tariffs. SJRG’s cumulative obligation for demand charges and reservation fees paid to suppliers for these services is approximately $0.2 million per month. SJG’s cumulative obligation for demand charges and reservation fees paid to suppliers for these services averages approximately $3.7 million per month and is recovered on a current basis through the BGSS.  SJRG has also committed to purchase a minimum of 249,000 dts/d and up to 635,000 dts/d of natural gas, from various suppliers, for terms ranging from three to ten years at index based prices.

PENDING LITIGATION — SJI is subject to claims arising in the ordinary course of business and other legal proceedings. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. SJI has been named in, among other actions, certain product liability claims related to our former sand mining subsidiary. Management does not currently anticipate the disposition of any known claims to have a material adverse effect on SJI’s financial position, results of operations or liquidity.

COLLECTIVE BARGAINING AGREEMENTS — Unionized personnel represent approximately 52% of our workforce at December 31, 2010.   The Company has collective bargaining agreements with two unions that represent these employees: the International Brotherhood of Electrical Workers (IBEW) Local 1293 and the International Association of Machinists and Aerospace Workers (IAM) Local 76.  SJG and SJESP employees represented by the IBEW operate under a collective bargaining agreement that runs through February 2013, with the option to extend until February, 2014 at the union’s election.  The remaining unionized employees represented by the IAM operate under a collective bargaining agreement that runs through August 2014.

GUARANTEES — As of December 31, 2010, SJI had issued $594.5 million of parental guarantees on behalf of its subsidiaries. Of this total, $505.9 million expire within one year, and $88.6 million expire after one year or have no expiration date. These guarantees were issued to guarantee payment to third parties with whom our subsidiaries have commodity supply contracts and for Marina’s construction and operating activities. As of December 31, 2010, these guarantees support future firm commitments and $119.2 million of the Accounts Payable recorded on our consolidated balance sheet.

The Company has recorded a liability of $1.9 million which is included in Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the consolidated balance sheets as of December 31, 2010 for the fair value of the following guarantees:

●
In April 2007, SJI guaranteed certain obligations of LVE an unconsolidated joint venture in which Marina has a 50% equity interest.  LVE entered into a 25-year contract with a resort developer to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada.  LVE began construction of the facility in 2007 and expected to provide full energy services in 2010 when the resort was originally scheduled to be completed. LVE suspended construction of the district energy system and central energy center in January 2009 after the resort developer’s August 2008 announcement that it was delaying the completion of construction of the resort due to the difficult environment in the capital markets and weak economic conditions.  The resort developer had indicated that it was considering different strategies to move its project forward, including opening its project in phases and obtaining a partner, but that it was unlikely construction would resume during 2009. In October 2010, the resort developer announced that they do not expect to resume construction on the project for three to five years. They stated that they remain committed to having a significant presence on the Las Vegas Strip as part of a long-term growth strategy and continue to view this site as a major strategic asset.

 The district energy system and central energy center are being financed by LVE with debt that is non-recourse to SJI. The outstanding balance of LVE’s bank debt is approximately $220.6 million as of December 31, 2010.  In September 2009, LVE reached an agreement with the banks that are financing the energy facilities to address defaults under the financing agreements. These LVE defaults were caused by the resort developer’s construction delay and the termination of an energy services agreement by a hotel operator associated with the project. As a result of these defaults, the banks had previously stopped funding the project. The terms of the September 2009 agreement required SJI and its partner in this joint venture to guarantee the payment of future interest costs by LVE through, at the latest, December 2010. In addition, SJI and its partner in this joint venture each committed to provide approximately $8.9 million of additional capital as of September 2009 to cover costs related to the termination of the energy services agreement by a hotel operator and interest costs incurred since August 2008 when the resort developer suspended construction. Of this amount, $6.7 million was in the form of an irrevocable letter of credit from a bank and the remaining $2.2 million was provided in cash in 2009. In turn, the banks waived all existing defaults under the financing agreements and were relieved of their commitment to provide additional funding. The $6.7 million discussed above, along with the $30.4 million of capital that Marina originally agreed to contribute as part of its construction period financing, was contributed in December 2010. As a result of the construction delay, the district energy system and central energy center was not completed by the end of 2010 as originally expected. Consequently, the full amount of LVE’s debt became due and payable in December 2010. LVE intends to seek additional financing to complete the facility once construction of the resort resumes, however, as of December 31, 2010 LVE was in default under the financing agreements with the banks.  The Energy Sales Agreement between LVE and the resort developer includes a payment obligation by the resort developer to pay certain fees and expenses to LVE. A portion of this payment obligation is guaranteed to LVE’s lenders by the parent of the resort developer. LVE is currently in discussions with (a) the resort developer to determine the amount and timing of the payments to be made by the resort developer to LVE during the suspension period and (b) the banks that are financing the energy facilities to address the existing default under the financing agreements. As of December 31, 2010, the Company had a net liability of approximately $1.6 million included in Other Noncurrent Liabilities on the consolidated balance sheets related to this project, in addition to unsecured Notes Receivable – Affiliate of approximately $52.2 million due from LVE. As of December 31, 2010, SJI’s capital at risk is limited to its equity contributions and the unsecured notes receivable totaling approximately $65.3 million. During 2010, SJI and its partner in this joint venture each provided support to LVE of approximately $48.5 million to cover interest and other project related costs and capital contribution obligations.

As a result of the construction delay, management has evaluated the investment in LVE and concluded that the fair value of this investment continues to be in excess of the carrying value as of December 31, 2010.

In 2007, SJI issued a performance guaranty for up to $180.0 million to the resort developer to ensure that certain construction milestones relating to the development of the thermal facility are met. As a result of the resort developer not achieving certain milestones, SJI was no longer obligated under this guaranty as of December 31, 2010. SJI has also guaranteed certain performance obligations of LVE under the operating agreements between LVE and the resort developer, up to $20.0 million each year for the term of the agreement, commencing with the first year of operations.  SJI and its partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees.

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

SJI has guaranteed the long-term debt obligations of ACLE, which has entered into a long-term agreement with a county government to lease and operate a facility that will produce electricity from landfill methane gas. Although unlikely, the maximum amount that SJI could be obligated for, in the event that ACLE is unable to meet certain financial obligations as they become due, is approximately $1.5 million.  SJI and its partner in this joint venture have entered into a reimbursement agreement that secures reimbursement for SJI of a proportionate share of any payments made by SJI on this guarantee.  SJI holds a variable interest in ACLE but is not the primary beneficiary.

As of December 31, 2010, SJI had issued $4.4 million of parental guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable our subsidiary to market retail natural gas.

STANDBY LETTERS OF CREDIT — As of December 31, 2010, SJI provided $87.6 million of standby letters of credit through SJI’s revolving credit facility. Letters of credit in the amount of $62.3 million support variable-rate demand bonds issued through the NJEDA to finance Marina’s initial thermal plant project and $25.3 million were posted to enable SJE to market retail electricity and for various construction activities. The Company also provided an additional $25.2 million letter of credit under a separate facility outside of the revolving credit facility to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG’s natural gas distribution system.  This letter of credit expires in August 2011.

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

SJI successfully entered into settlements with all of its historic comprehensive general liability carriers regarding the environmental remediation expenditures at the SJG sites. Also, SJG purchased a Cleanup Cost Cap Insurance Policy limiting the amount of remediation expenditures that SJG will be required to make at 11 of its sites. This policy will be in force until 2024 at 10 sites and until 2029 at one site. The future cost estimates discussed hereafter are not reduced by projected insurance recoveries from the Cleanup Cost Cap Insurance Policy. The policy is limited to an aggregate amount of $50.0 million, of which SJG has recovered $43.1 million through December 31, 2010.  As discussed in Note 10, the BPU allows SJG to recover environmental remediation costs through the RAC.

Since the early 1980s, SJI accrued environmental remediation costs of $267.6 million, of which $175.8 million was spent as of December 31, 2010.

The following table details the amounts expended and accrued for SJI’s environmental remediation during the last two years (in thousands):

	2010	2009
Beginning of Year	$73,442	$68,165
Accruals	27,371	16,975
Expenditures	(8,980)	(11,698)
End of Year	$91,833	$73,442

The balances are segregated between current and noncurrent on the consolidated balance sheets under the captions Current Liabilities and Deferred Credits and Other Noncurrent Liabilities.

Management estimates that undiscounted future costs to clean up SJG’s sites will range from $87.4 million to $237.4 million. Six of SJG’s sites comprise the majority of these estimates, ranging from a low of $68.5 million to a high of $189.3 million. SJG recorded the lower end of this range as a liability because a single reliable estimation point is not feasible due to the amount of uncertainty involved in the nature of projected remediation efforts and the long period over which remediation efforts will continue. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements. Significant risks surrounding these estimates include unforeseen market price increases for remedial services, property owner acceptance of remedy selection, regulatory approval of selected remedy and remedial investigative findings.

The remediation efforts at SJG’s six most significant sites include the following:

Site 1 – Remediation of the site is currently underway in accordance with the remedial action work plan approved by the New Jersey Department of Environmental Protection (NJDEP). Remaining steps to complete the remedy include continued excavation of impacted soil and river sediments as well as groundwater monitoring and sampling.

Site 2 – Various remedial investigation and action activities are ongoing at this site.  An interim remedial measure has been implemented and a remedial action work plan has been prepared and submitted to the NJDEP for an offsite interim remedial measure.   Remaining steps to remediate soil and groundwater include completing the remedial investigation of impacted soil and groundwater in preparation for selecting the appropriate action and implementation and gaining regulatory and property owner approval of the selected remedy.

Site 3 - Various remedial investigation and action activities are ongoing at this site. Remaining steps include completion of an interim remedial action at one off site property and final remedy selection for the remaining impacts at the site, regulatory approval of the final remedy, and implementation of the selected remedy to address remaining impacted soil and groundwater.

Site 4 - Remedial investigation activities are ongoing at this site including pilot studies of potential remedial alternatives and continued soil and groundwater investigation. Remaining steps to remediate the site include completing the investigation of impacted soil and groundwater in preparation for selecting the appropriate action, gaining regulatory and property owner approval of the selected remedy and implementation of the remedy once approved.

Site 5 – Remedial investigation activities are ongoing at this site. Remaining steps include completing the remedial investigation of impacted soil and groundwater in preparation for selecting the appropriate action and implementation and gaining regulatory and property owner approval of the selected remedy.

Site 6 – Remedial investigation activities are ongoing at this site. Remaining steps to remediate include completing the remedial investigation of impacted soil and groundwater in preparation for selecting the appropriate action and implementation and gaining regulatory approval of the selected remedy.

With Morie’s sale, EMI assumed responsibility for environmental liabilities currently estimated between $2.7 million and $8.5 million. The information available on these sites is sufficient only to establish a range of probable liability and no point within the range is more likely than any other. Therefore, EMI has accrued the lower end of the range. Changes in the accrual are included in the statements of consolidated income under Loss from Discontinued Operations.

SJI and SJF estimate their potential exposure for the future remediation of six sites where fuel oil operations existed years ago to range from $1.7 million to $4.0 million. The lower end of this range has been recorded under Current Liabilities and Deferred Credits and Other Noncurrent Liabilities as of December 31, 2010.

16.	DERIVATIVE INSTRUMENTS:

Certain SJI subsidiaries are involved in buying, selling, transporting and storing natural gas and buying and selling retail electricity for their own accounts as well as managing these activities for other third parties. These subsidiaries are subject to market risk on expected future purchases and sales due to commodity price fluctuations. The Company uses a variety of derivative instruments to limit this exposure to market risk in accordance with strict corporate guidelines. These derivative instruments include forward contracts, swap agreements, options contracts and futures contracts. As of December 31, 2010, the Company had outstanding derivative contracts intended to limit the exposure to market risk on 22.3 MMdts of expected future purchases of natural gas, 19.1 MMdts of expected future sales of natural gas, 2.3 MMmwh of expected future purchases of electricity, and 0.1 MMmwh of expected future sales of electricity. These contracts, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives — Energy Related Assets or Derivatives — Energy Related Liabilities on the  consolidated balance sheets. The net unrealized pre-tax gains and losses for these energy related commodity contracts are included with realized gains and losses in Operating Revenues – Nonutility.

SJI structured its subsidiaries so that SJG and SJE transact commodities on a physical basis and typically do not directly enter into positions that financially settle. SJRG performs this risk management function for these entities and enters into the types of financial transactions noted above. As part of its gas purchasing strategy, SJG uses financial contracts through SJRG to hedge against forward price risk. The costs or benefits of these short-term contracts are recoverable through SJG’s BGSS clause, subject to BPU approval. As of December 31, 2010 and 2009, SJG had $5.0 million and $9.2 million of costs, respectively, included in its BGSS related to open financial contracts.

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

The Company has also entered into interest rate derivatives to hedge exposure to increasing interest rates and the impact of those rates on cash flows of variable-rate debt. These interest rate derivatives, some of which have been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives-Other on the consolidated balance sheets. The fair value represents the amount SJI would have to pay the counterparty to terminate these contracts as of those dates.   As of December 31, 2010, SJI’s active interest rate swaps were as follows:

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

The interest rate derivatives that are currently designated as cash flow hedges have been determined to be highly effective.  Therefore, the changes in fair value of the effective portion of these swaps along with the cumulative unamortized costs, net of taxes, have been recorded in Accumulated Other Comprehensive Loss. These unrealized gains and losses will be reclassified into earnings when the forecasted cash flows of the related variable-rate debt affects earnings, or when it is probable that it will not occur. The ineffective portion of these swaps have been included in Interest Charges.

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

The fair values of all derivative instruments, as reflected in the consolidated balance sheets as of December 31, are as follows (in thousands):

Derivatives not designated as hedging instruments under GAAP	2010		2009
	Assets	Liabilities	Assets	Liabilities

Energy related commodity contracts:
Derivatives – Energy Related – Current	$39,513	$42,297	$36,512	$28,260
Derivatives – Energy Related – Non-Current	11,556	8,641	11,585	10,931
Interest rate contracts:
Derivatives - Other	—	5,539	—	3,704
Total derivatives not designated as hedging instruments under GAAP	51,069	56,477	48,097	42,895

Derivatives designated as hedging instruments under GAAP

Interest rate contracts:
Derivatives - Other	—	1,865	—	2,119
Total derivatives designated as hedging instruments under GAAP	—	1,865	—	2,119

Total Derivatives	$51,069	$58,342	$48,097	$45,014

The effect of derivative instruments on the consolidated statements of income and comprehensive income for the year ended is as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	2010	2009	2008

Interest Rate Contracts:
Gains or (losses) recognized in OCI on effective portion	$(1,063)	$164	$(2,739)
Losses reclassified from accumulated OCI into income (a)	$(1,486)	$(1,462)	$(936)
Gains or (losses) recognized in income on ineffective portion (a)	$—	$—	$—

(a) Included in Interest Charges

Derivatives Not Designated as Hedging Instruments under GAAP	2010	2009	2008

Gains (losses) on Energy related commodity contracts (a)	$(22,624)	$(14,815)	$9,318
Gains (losses) on Interest rate contracts (b)	(641)	1,210	(2,173)

Total	$(23,265)	$(13,605)	$7,145

(a) Included in Operating Revenues - Non Utility
(b) Included in Interest Charges

Net realized (losses) gains associated with SJG’s energy related financial commodity contracts of $(23.5) million, $(51.9) million and $6.2 million for 2010, 2009 and 2008, respectively, are not included in the above table. As of December 31, 2010 and 2009, SJG had $5.0 million and $9.2 million of unrealized losses on energy related financial commodity contracts, respectively, included in its BGSS which are also not included in the above table.  These contracts are part of SJG’s regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to, and recoverable through, regulatory riders, any changes in the value of SJG’s energy related financial commodity contracts are deferred in Regulatory Assets or Liabilities and there is no impact to earnings.

Certain of the Company’s derivative instruments contain provisions that require immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions in the event of a material adverse change in the credit standing of the Company. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on December 31, 2010, is $19.8 million.   If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2010, the Company would have been required to settle the instruments immediately or post collateral to its counterparties of approximately $13.2 million after offsetting asset positions with the same counterparties under master netting arrangements.

17.	FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES:

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category as of December 31, 2010 is as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Assets

Available-for-Sale Securities (A)	$6,720	$6,720	$—	$—
Derivatives – Energy Related Assets (B)	51,069	21,204	24,878	4,987
	$57,789	$27,924	$24,878	$4,987
Liabilities

Derivatives – Energy Related Liabilities (B)	$50,938	$19,513	$23,275	$8,150
Derivatives – Other (C)	7,404	—	7,404	—
	$58,342	$19,513	$30,679	$8,150

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

Transfers between different levels of the fair value hierarchy may occur based on the level of observable inputs used to value the instruments from period to period.  During the year ended December 31, 2010, there were no transfers between levels within the fair value hierarchy, including no transfers in or out of Level 3.

The changes in fair value measurements of Derivatives – Energy Related Assets and Liabilities at December 31, 2010 using significant unobservable inputs (Level 3) are as follows (in thousands):

Balance at January 1, 2010	$(10,299)
Total gains and losses (realized/unrealized) included in earnings	(774)
Transfers in and/or out of Level 3, net	—
Settlements	7,910
Balance at December 31, 2010	$(3,163)

Total losses for 2010 included in earnings, that are attributable to the change in unrealized losses relating to those assets and liabilities still held as of December 31, 2010, are $0.8 million.  These losses are included in Operating Revenues-Nonutility on the statement of consolidated income.

18.           SUBSEQUENT EVENT:

In February 2011, ACR Energy Partners, LLC (ACR), a joint venture in which Marina has a 50% equity interest, entered into a 20 year contract with a developer to build, own and operate a central energy center and energy distribution system for a planned hotel, casino and entertainment complex in Atlantic City, New Jersey. ACR expects to provide construction energy to the complex in 2011 and provide full energy services when the complex is completed in 2012. Marina is obligated to contribute approximately $21.0 million to ACR, provided the developer has met certain conditions. These conditions include, among others, substantial completion of the complex and demonstration of adequate financial resources to operate the complex.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
South Jersey Industries, Inc.
Folsom, New Jersey

We have audited the accompanying consolidated balance sheets of South Jersey Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related statements of consolidated income, cash flows, changes in equity and comprehensive income for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of South Jersey Industries, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 28, 2011

Quarterly Financial Data (Unaudited)
(Summarized quarterly results of SJI’s operations, in thousands except for per share amounts)

	2010 Quarter Ended				2009 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31

Operating Revenues	$329,283	$151,648	$160,667	$283,469	$362,176	$134,483	$127,087	$221,698

Expenses:
Cost of Sales - (Excluding depreciation)	231,244	100,447	124,813	198,319	265,508	90,632	95,128	142,120
Operations and Maintenance Including Fixed Charges	39,504	39,498	39,951	44,553	37,621	35,524	35,523	39,539
Income Taxes	21,971	265	(7,427)	14,002	20,218	3,056	(3,206)	14,234
Energy and Other Taxes	4,872	1,949	1,642	3,679	5,167	1,667	1,649	3,248

Total Expenses	297,591	142,159	158,979	260,553	328,514	130,879	129,094	199,141

Other Income and Expense	(124)	(948)	(247)	2,819	(1,974)	1,385	(20)	1,094

Income (Loss) from Continuing Operations	31,568	8,541	1,441	25,735	31,688	4,989	(2,027)	23,651

Loss from Discontinued Operations - (Net of tax benefit)	(29)	(101)	(133)	(370)	(19)	(23)	(16)	(369)

Net Income (Loss)	31,539	8,440	1,308	25,365	31,669	4,966	(2,043)	23,282

Less: Net (Income) Loss Attributable to Noncontrolling Interest in Subsidiaries	—	—	—	—	(66)	42	169	86

Net Income (Loss) - Attributable to South Jersey Industries, Inc. Shareholders	$31,539	$8,440	$1,308	$25,365	$31,603	$5,008	$(1,874)	$23,368

Amounts Attributable to South Jersey Industries, Inc. Shareholders
Income (Loss) from Continuing Operations	$31,568	$8,541	$1,441	$25,735	$31,622	$5,031	$(1,858)	$23,737
Loss from Discontinued Operations - (Net of tax benefit)	(29)	(101)	(133)	(370)	(19)	(23)	(16)	(369)

Net Income (Loss) - Attributable to South Jersey Industries, Inc. Shareholders	$31,539	$8,440	$1,308	$25,365	$31,603	$5,008	$(1,874)	$23,368

Basic Earnings Per Common Share Attributable to South Jersey Industries, Inc. Shareholders:
Continuing Operations	$1.06	$0.29	$0.05	$0.86	$1.06	$0.17	$(0.06)	$0.80
Discontinued Operations	(0.00)	(0.01)	(0.01)	(0.01)	(0.00)	(0.00)	(0.00)	(0.02)

Basic Earnings Per Common Share	$1.06	$0.28	$0.04	$0.85	$1.06	$0.17	$(0.06)	$0.78

Average Shares of Common Stock Outstanding - Basic	29,826	29,873	29,873	29,873	29,752	29,796	29,796	29,796

Diluted Earnings Per Common Share Attributable to South Jersey Industries, Inc. Shareholders:
Continuing Operations	$1.06	$0.29	$0.05	$0.86	$1.06	$0.17	$(0.06)	$0.79
Discontinued Operations	(0.01)	(0.01)	(0.01)	(0.01)	(0.00)	(0.00)	(0.00)	(0.01)

Diluted Earnings Per Common Share	$1.05	$0.28	$0.04	$0.85	$1.06	$0.17	$(0.06)	$0.78

Average Shares of Common Stock Outstanding - Diluted	29,913	29,975	30,000	30,008	29,851	29,902	29,796	29,916

The sum of the quarters for 2010 and 2009 do not equal the year's total due to rounding.

NOTE:	Because of the seasonal nature of the business and the volatility from energy related derivatives, statements for the 3-month periods are not indicative of the results for a full year.

Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company are effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rules 13a-15(f). The Company’s internal control system is designed to provide reasonable assurance to its management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included under this Item 9A.

Changes in Internal Control over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
South Jersey Industries, Inc.
Folsom, New Jersey

We have audited the internal control over financial reporting of South Jersey Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated February 28, 2011 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 28, 2011

Item 9B. Other Information
None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning Directors may be found under the captions “Director Elections”, “Nominees”, “Directors Continuing in Office”, “Security Ownership”, and “The Board of Directors” in our definitive proxy statement for our 2011 Annual Meeting of Shareholders (the “2011 Proxy Statement”), which will be filed within the Commission within 120 days after the close of our fiscal year. Information concerning the members of the Company’s Audit Committee and the Company’s Audit Committee Financial Expert is also incorporated by reference to the 2011 Proxy Statement under the captions “Audit Committee” and “Audit Committee Report.” Such information is incorporated herein by reference. Information required by this item relating to the executive officers of SJI is set forth in Item 4-A of this report.

Code of Ethics

The Company has adopted a Code of Ethics for its Principal Executive, Financial and Accounting Officers. It is available on SJI’s website, www.sjindustries.com by clicking “Investors” and then “Corporate Governance.” We will post any amendment to or waiver of the Code to our website.

Item 11. Executive Compensation

Information concerning executive compensation may be found under the caption “Compensation Discussion & Analysis” of our 2011 Proxy Statement. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in our 2011 Proxy Statement set forth under the caption “Security Ownership” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information in our 2011 Proxy Statement set forth under the caption “The Board of Directors” and the subcaption “Certain Relationships” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information in our 2011 Proxy Statement set forth under the caption “Audit Committee Report” is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Listed below are all financial statements and schedules filed as part of this report:

1 - The consolidated financial statements and notes to consolidated financial statements together with the report thereon of Deloitte & Touche LLP, dated February 28, 2011, are filed as part of this report under Item 8- Financial Statements and Supplementary Data.

2 - Supplementary Financial Information

Information regarding selected quarterly financial data can be found on page 82 of this report.

Schedule I - Supplemental Schedules as of December 31, 2010 and 2009 and for the three years ended December 31, 2010, 2009, and 2008 (page 92).

Report of Independent Registered Public Accounting Firm of Deloitte & Touche LLP (page 91).

Schedule II - Valuation and Qualifying Accounts (page 95).

All schedules, other than that listed above, are omitted because the information called for is included in the financial statements filed or because they are not applicable or are not required.

(b)	List of Exhibits (Exhibit Number is in Accordance with the Exhibit Table in Item 601 of Regulation S-K).

Exhibit Number	Description	Reference

(3)(a)(i)	Certificate of Incorporation of South Jersey Industries, Inc., as amended through April 19, 1984.	Incorporated by reference from Exhibit (4)(a) of Form S-2 (2-91515).

(3)(a)(ii)	Amendment to Certificate of Incorporation relating to two-for-one stock split effective as of April 28, 1987.	Incorporated by reference from Exhibit (4)(e)(1) of Form S-3 (33-1320).

(3)(a)(iii)	Amendment to Certificate of Incorporation relating to director and officer liability.	Incorporated by reference from Exhibit (4)(e)(2) of Form S-3 (33-1320).

(3)(a)(iv)	Amendment to Certificate of Incorporation relating to two-for-one stock split effective as of June 30, 2005.	Incorporated by reference from Exhibit 3 of Form 10-Q of SJI filed on May 10, 2005.

(3)(a)(v)	Amendment to Certificate of Incorporation as of April 23, 2009 establishing the annual election of the South Jersey Industries, Inc. directors	Incorporated by reference from Exhibit 99.2 of Form 8-K filed on April 28, 2009.

(3)(b)	Bylaws of South Jersey Industries, Inc. as amended and restated through January 21, 2011.	Incorporated by reference from Exhibit 99.2 of Form 8-K of SJI as filed January 25, 2011.

(4)(a)	Form of Stock Certificate for common stock.	Incorporated by reference from Exhibit (4)(a) of Form 10-K for 1985 (1-6364).

(4)(b)(i)	First Mortgage Indenture dated October 1, 1947.	Incorporated by reference from Exhibit (4)(b)(i) of Form 10-K for 1987 (1-6364).

(4)(b)(ii)	Nineteenth Supplemental Indenture dated as of April 1, 1992.	Incorporated by reference from Exhibit (4)(b)(xvii) of Form 10-K for 1992 (1-6364).

(4)(b)(iii)	Twenty-First Supplemental Indenture dated as of March 1, 1997.	Incorporated by reference from Exhibit (4)(b)(xviv) of Form 10-K for 1997(1-6364).

(4)(b)(iv)	Twenty-Second Supplemental Indenture dated as of October 1, 1998.	Incorporated by reference from Exhibit (4)(b)(ix) of Form S-3 (333-62019).

(4)(b)(v)	Twenty-Third Supplemental Indenture dated as of September 1, 2002.	Incorporated by reference from Exhibit (4)(b)(x) of Form S-3 (333-98411).

(4)(b)(vi)	Twenty-Fourth Supplemental Indenture dated as of September 1, 2005.	Incorporated by reference from Exhibit (4)(b)(vi) of Form S-3 (333-126822).

(4)(b)(vii)	Amendment to Twenty-Fourth Supplemental Indenture dated as of March 31, 2006	Incorporated by reference from Exhibit 4 of Form 8-K of SJG as filed April 26, 2006.

(4)(b)(viii)	Amendment No. 2 to the Twenty-Fourth Supplemental Indenture dated as of December 20, 2010. (filed herewith)

(4)(b)(ix)	Loan Agreement by and between New Jersey Economic Development Authority and SJG dated April 1, 2006.	Incorporated by reference from Exhibit 10 of Form 8-K of SJG as filed April 26, 2006.

(4)(c)(i)	Medium Term Note Indenture of Trust dated October 1, 1998.	Incorporated by reference from Exhibit 4(e) of Form S-3 (333-62019).

(4)(c)(ii)	First Supplement to Indenture of Trust dated as of June 29, 2000.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJG dated July 12, 2001.

(4)(c)(iii)	Second Supplement to Indenture of Trust dated as of July 5, 2000.	Incorporated by reference from Exhibit 4.2 of Form 8-K of SJG dated July 12, 2001.

(4)(c)(iv)	Third Supplement to Indenture of Trust dated as of July 9, 2001.	Incorporated by reference from Exhibit 4.3 of Form 8-K of SJG dated July 12, 2001.

(4)(c)(v)	Fourth Supplement to Indenture of Trust dated as of February 26, 2010.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJG dated March 5, 2010.

(10)(a)(i)	Gas storage agreement (GSS) between South Jersey Gas Company and Transco dated October 1, 1993.	Incorporated by reference from Exhibit (10)(d) of Form 10-K for 1993 (1-6364).

Exhibit Number	Description	Reference

(10)(a)(ii)	Gas storage agreement (LG-A) between South Jersey Gas Company and Transco dated June 3, 1974.	Incorporated by reference from Exhibit (5)(f) of Form S-7 (2-56223).

(10)(a)(iii)	Gas storage agreement (WSS) between South Jersey Resources Group LLC and Transco dated May 1, 2006.	Incorporated by reference from Exhibit (10)(a)(iii) of Form 10-K for 2008.

(10)(a)(iv)	Gas storage agreement (LSS) between South Jersey Gas Company and Transco dated October 1, 1993.	Incorporated by reference from Exhibit (10)(i) of Form 10-K for 1993 (1-6364).

(10)(a)(v)	Gas storage agreement (SS-1) between South Jersey Gas Company and Transco dated May 10, 1987 (effective April 1, 1988).	Incorporated by reference from Exhibit (10)(i)(a) of Form 10-K for 1988 (1-6364).

(10)(b)(i)	Gas storage agreement (SS-2) between South Jersey Gas Company and Transco dated July 25, 1990.	Incorporated by reference from Exhibit (10)(i)(i) of Form 10-K for 1991 (1-6364).

(10)(b)(ii)	Amendment to gas transportation agreement dated December 20, 1991 between South Jersey Gas Company and Transco dated October 5, 1993.	Incorporated by reference from Exhibit (10)(i)(k) of Form 10-K for 1993 (1-6364).

(10)(b)(iii)	CNJEP Service agreement between South Jersey Gas Company and Transco dated June 27, 2005.	Incorporated by reference frm Exhibit (10)(i)(l) of Form 10-K for 2005 (1-6364).

(10)(c)(i)	FTS Service Agreement No. 38099 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(n) of Form 10-K for 1993 (1-6364).

(10)(c)(ii)	NTS Service Agreement No. 39305 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(o) of Form 10-K for 1993 (1-6364).

(10)(c)(iii)	FSS Service Agreement No. 38130 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(p) of Form 10-K for 1993 (1-6364).

Exhibit Number	Description	Reference

(10)(d)(i)	SST Service Agreement No. 38086 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(q) of Form 10-K for 1993 (1-6364).

(10)(e)(i)*
Deferred Payment Plan for Directors of South Jersey Industries, Inc., South Jersey Gas Company, Energy & Minerals, Inc., R&T Group, Inc. and South Jersey Energy Company as amended and restated October 21, 1994.
Incorporated by reference from Exhibit (10)(l) of Form 10-K for 1994 (1-6364).

(10)(e)(ii)*	Schedule of Deferred Compensation Agreements.	Incorporated by reference from Exhibit (10)(l)(b) of Form 10-K for 1997 (1-6364).

(10)(e)(iii)*	Form of Officer Employment Agreement between certain officers and either South Jersey Industries, Inc. or its subsidiaries.	Incorporated by reference from Exhibit 10(e)(iii) of Form 10-K for 2008.

(10)(e)(iv)*	Schedule of Officer Employment Agreements (filed herewith).

(10)(f)(i)*	Officer Severance Benefit Program for all Officers.	Incorporated by reference from Exhibit (10)(l)(g) of Form 10-K for 1985 (1-6364).

(10)(f)(ii)*	Supplemental Executive Retirement Program, as amended and restated effective January 1, 2009 and Form of Agreement between certain SJI or subsidiary officers.	Incorporated by reference from Exhibit (10)(f)(ii) of Form 10-K for 2009.

(10)(f)(iii)*	South Jersey Industries, Inc. 1997 Stock-Based Compensation Plan (As Amended and Restated Effective January 26, 2005).	Incorporated by reference from Exhibit 10 of Form 10-Q of SJI as filed May 10, 2005.

(10)(g)(i)	Five-year Revolving Credit Agreement for SJI.	Incorporated by reference from Exhibit 10 of Form 10-Q of SJI as filed November 8, 2010.

(10)(g)(ii)	Five-year Revolving Credit Agreement for SJG.	Incorporated by reference from Exhibit 10.1 of Form 10-Q of SJI as filed on November 8, 2010.

(10)(g)(iii)	Letter of Credit Reimbursement Agreement dated December 20, 2007.	Incorporated by reference from Exhibit 10 (g) (iii) of Form 10-K for 2007.

(10)(g)(iv)	Amendment No. 1 dated October 18, 2010 to the Letter of Credit Reimbursement Agreement (filed herewith).

(10)(g)(v)	Amendment No. 2 dated December 15, 2010 to the Letter of Credit Reimbursement Agreement (filed herewith).

(10)(g)(vi)	Loan Agreement between Toronto Dominion (New York) LLC and SJG dated December 15, 2008.	Incorporated by reference from Exhibit (10)(g)(iv) of Form 10-K for 2008.

(10)(g)(vii)	Amendment No. 1 dated December 14, 2009 to the Loan Agreement between Toronto Dominion (New York) LLC and SJG.	Incorporated by reference from Exhibit (10)(g)(v) of Form 10-K for 2009.

(10)(g)(viii)	Amendment No. 2 dated August 31, 2010 to the Loan Agreement between Toronto Dominion (New York) LLC and SJG (filed herewith).

(10)(g)(ix)	Note Purchase Agreement dated as of March 1, 2010.	Incorporated by reference from Exhibit 10 of Form 8-K of SJG dated March 5, 2010.

(10)(g)(x)	Note Purchase Agreement dated as of December 30, 2010.	Incorporated by reference from Exhibit 10 of Form 8-K of SJG dated January 5, 2011.

(12)	Calculation of Ratio of Earnings to Fixed Charges (Before Federal Income Taxes) (filed herewith).

(14)	Code of Ethics.	Incorporated by reference from Exhibit 14 of Form 10-K for 2007.

(21)	Subsidiaries of the Registrant (filed herewith).

(23)	Independent Registered Public Accounting Firm’s Consent (filed herewith).

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(101.INS)	eXtensible Business Reporting Language (XBRL) Instance Document (filed herewith).

(101.SCH)	XBRL Taxonomy Extension Schema (filed herewith).

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase (filed herewith).

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase (filed herewith).

(101.LAB)	XBRL Taxonomy Extension Label Linkbase (filed herewith).

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).

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
Date: February 28, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward J. Graham	President, Chairman of the Board & Chief Executive Officer	February 28, 2011
(Edward J. Graham)	(Principal Executive Officer)

/s/ David A. Kindlick	Vice President & Chief Financial Officer	February 28, 2011
(David A. Kindlick)	(Principal Financial and Accounting Officer)

/s/ Gina Merritt-Epps	Vice President, General Counsel &	February 28, 2011
(Gina Merritt-Epps)	Secretary

/s/ Shirli M. Billings	Director	February 28, 2011
(Shirli M. Billings)

/s/ Helen R. Bosley	Director	February 28, 2011
(Helen R. Bosley)

/s/ Thomas A. Bracken	Director	February 28, 2011
(Thomas A. Bracken)

/s/ Keith S. Campbell	Director	February 28, 2011
(Keith S. Campbell)

/s/ Victor A. Fortkiewicz	Director	February 28, 2011
(Victor A. Fortkiewicz)

/s/ Sheila Hartnett-Devlin	Director	February 28, 2011
(Sheila Hartnett-Devlin)

/s/ Walter M. Higgins, III	Director	February 28, 2011
(Walter M. Higgins, III)

/s/ William J. Hughes	Director	February 28, 2011
(William J. Hughes)

/s/ Shahid Malik	Director	February 28, 2011
(Shahid Malik)

/s/ Joseph H. Petrowski	Director	February 28, 2011
(Joseph H. Petrowski)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
South Jersey Industries, Inc.
Folsom, New Jersey

We have audited the consolidated financial statements of South Jersey Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and for each of the three years in the period ended December 31, 2010, and the Company’s internal control over financial reporting as of December 31, 2010, and have issued our reports thereon dated February 28, 2011; such consolidated financial statements and reports are included in this Form 10-K. Our audits also included the consolidated financial statement schedules of the Company listed in Item 15(a)2. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 28, 2011

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
STATEMENTS OF INCOME
(In Thousands)
	2010	2009	2008

Operating Revenues	$11,306	$10,238	$9,176

Operating Expenses:
Operations	10,091	9,005	7,945
Depreciation	143	135	139
Energy and Other Taxes	269	258	243
Total Operating Expenses	10,503	9,398	8,327

Operating Income	803	840	849

Other Income:
Equity in Earnings of Subsidiaries	67,285	58,531	77,178
Other	333	(22)	835

Total Other Income	67,618	58,509	78,013

Interest Charges	1,093	775	1,698
Income Taxes	43	42	(14)

Income from Continuing Operations	67,285	58,532	77,178

Equity in Undistributed Earnings of Discontinued Subsidiaries	(633)	(427)	(247)

Net Income	$66,652	$58,105	$76,931

See South Jersey Industries, Inc. and Subsidiaries Notes to Consolidated Financial Statements under Item 8.

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	2010	2009	2008

Net Income	$66,652	$58,105	$76,931
Other Comprehensive (Loss) Income – Net of Tax*
Postretirement Liability Adjustment	(3,302)	1,208	(6,877)
Unrealized Gain (Loss) on Available-for-Sale Securities	339	533	(730)
Unrealized Gain (Loss) on Derivatives	620	2,989	(6,277)
Total Other Comprehensive (Loss) Income – Net of Tax*	(2,343)	4,730	(13,884)

Comprehensive Income	$64,309	$62,835	$63,047

*  Determined using a combined statutory tax rate of 41.0%

See South Jersey Industries, Inc. and Subsidiaries Notes to Consolidated Financial Statements under Item 8.

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
STATEMENTS OF RETAINED EARNINGS
(In Thousands)

	2010	2009	2008

Retained Earnings - Beginning	$271,505	$249,973	$206,123
Net Income	66,652	58,105	76,931
	338,157	308,078	283,054

Dividends Declared - Common Stock	(40,684)	(36,573)	(33,081)

Retained Earnings - Ending	$297,473	$271,505	$249,973

See South Jersey Industries, Inc. and Subsidiaries Notes to Consolidated Financial Statements under Item 8.

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED DECEMBER 31,
(In Thousands)

	2010	2009	2008

CASH PROVIDED BY OPERATING ACTIVITIES	$46,965	$13,650	$15,454

CASH FLOWS FROM INVESTING ACTIVITIES:

Net (Advances to) Repayment from Associated Companies	(107,799)	39,030	(40,695)
Capital Expenditures	(163)	(53)	(23)
Purchase of Company Owned Life Insurance	(4,354)	(4,444)	(4,287)
Other	—	—	365

Net Cash (Used In) Provided by Investing Activities	(112,316)	34,533	(44,640)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net Borrowing from (Repayments of) Lines of Credits	104,587	(10,800)	58,050
Dividends on Common Stock	(40,478)	(36,426)	(32,914)
Proceeds from Sale of Common Stock	—	—	2,076
Other	—	—	329

Net Cash Provided by (Used in) Financing Activities	64,109	(47,226)	27,541

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,242)	957	(1,645)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,619	662	2,307

CASH AND CASH EQUIVALENTS AT END OF YEAR	$377	$1,619	$662

Dividends received from subsidiaries amounted to $45.9 million, $10.0 million, and $14.9 million, in 2010, 2009, and 2008 respectively.
See South Jersey Industries, Inc. and Subsidiaries Notes to Consolidated Financial Statements under Item 8.

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
BALANCE SHEETS
(In Thousands)

	2010	2009
Assets

Property Plant and Equipment:
Nonutility Property, Plant and Equipment, at cost	$859	$825
Accumulated Depreciation	(615)	(595)

Property, Plant and Equipment - Net	244	230

Investments:
Investments in Subsidiaries	609,281	590,602
Available-for-Sale Securities	19	17

Total Investments	609,300	590,619

Current Assets:
Cash and Cash Equivalents	377	1,619
Receivable from Associated Companies	138,022	30,314
Accounts Receivable	20	48
Other	1,914	475

Total Current Assets	140,333	32,456

Other Noncurrent Assets	17,557	14,076

Total Assets	$767,434	$637,381

Capitalization and Liabilities

Equity:
Common Stock SJI
Par Value $1.25 a share
Authorized - 60,000,000 shares
Outstanding – 29,872,825 (2010) shares and 29,796,232 (2009)	$37,341	$37,245
Premium on Common Stock	257,274	254,503
Treasury Stock (at par)	(179)	(183)
Accumulated Other Comprehensive Loss	(21,812)	(19,469)
Retained Earnings	297,473	271,505

Total Equity	570,097	543,601

Current Liabilities:
Notes Payable - Banks	191,787	87,200
Payable to Associated Companies	195	285
Accounts Payable	243	216
Other Current Liabilities	1,523	2,118

Total Current Liabilities	193,748	89,819

Other Noncurrent Liabilities	3,589	3,961

Total Capitalization and Liabilities	$767,434	$637,381

See South Jersey Industries, Inc. and Subsidiaries Notes to Consolidated Financial Statements under Item 8.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Col. A	Col. B	Col. C		Col. D	Col. E

		Additions

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe (a)	Deductions - Describe (b)	Balance at End of Period

Provision for Uncollectible
Accounts for the Year Ended
December 31, 2010	$6,268	$4,943	$(217)	$2,923	$8,071

Provision for Uncollectible
Accounts for the Year Ended
December 31, 2009	$5,757	$2,728	$595	$2,812	$6,268

Provision for Uncollectible
Accounts for the Year Ended
December 31, 2008	$5,491	$2,332	$279	$2,345	$5,757

(a) Recoveries of accounts previously written off and minor adjustments.
(b) Uncollectible accounts written off.