Form 10-Q
period 2011-03-31
SOUTH JERSEY INDUSTRIES INC
filed 2011-05-09
CIK 91928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 2, 2011 there were 29,953,094 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Three Months Ended
	March 31,
	2011	2010

Operating Revenues:
Utility	$174,389	$196,057
Nonutility	157,533	133,226

Total Operating Revenues	331,922	329,283

Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	82,640	116,216
- Nonutility	133,580	115,028
Operations	25,694	23,480
Maintenance	3,009	2,816
Depreciation	8,652	8,242
Energy and Other Taxes	5,300	4,872

Total Operating Expenses	258,875	270,654

Operating Income	73,047	58,629

Other Income and Expense	6,572	1,024

Interest Charges	(5,981)	(4,966)

Income Before Income Taxes	73,638	54,687

Income Taxes	(22,510)	(21,971)

Equity in Earnings (Loss) of Affiliated Companies	703	(1,148)

Income from Continuing Operations	51,831	31,568

Loss from Discontinued Operations - (Net of tax benefit)	(383)	(29)

Net Income	$51,448	$31,539

Basic Earnings Per Common Share:
Continuing Operations	$1.734	$1.058
Discontinued Operations	(0.013)	(0.001)

Basic Earnings Per Common Share	$1.721	$1.057

Average Shares of Common Stock Outstanding - Basic	29,899	29,826

Diluted Earnings Per Common Share:
Continuing Operations	$1.728	$1.055
Discontinued Operations	(0.013)	(0.001)

Diluted Earnings Per Common Share	$1.715	$1.054

Average Shares of Common Stock Outstanding - Diluted	29,991	29,913

Dividends Declared per Common Share	$0.365	$0.330

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	March 31,
	2011	2010

Net Income	$51,448	$31,539

Other Comprehensive (Loss) Income, Net of Tax:*

Unrealized (Loss) Gain on Available-for-Sale Securities	(154)	144
Unrealized Gain on Derivatives - Other	107	97
Other Comprehensive Loss of Affiliated Companies	(1,079)	(19)

Other Comprehensive (Loss) Income - Net of Tax*	(1,126)	222

Comprehensive Income	$50,322	$31,761

* Determined using a combined statutory tax rate of 41%.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)
	Three Months Ended
	March 31,
	2011	2010

Net Cash Provided by Operating Activities	$125,979	$117,838

Cash Flows from Investing Activities:
Capital Expenditures	(32,066)	(38,546)
Net Proceeds from Sale (Purchase of) Restricted Investments in Margin Account	1,718	(24,022)
Investment in Long-Term Receivables	(1,492)	(910)
Proceeds from Long-Term Receivables	1,691	609
Investment in Affiliate	(19,933)	(1,200)
Advances on Notes Receivable - Affiliate	(18,573)	(3,098)
Repayment of Notes Receivable - Affiliate	26,050	177
Net Advances on Lines of Credit - Affiliate	-	(2,019)
Other	(4,139)	-

Net Cash Used in Investing Activities	(46,744)	(69,009)

Cash Flows from Financing Activities:
Net Repayments of Lines of Credit	(98,200)	(62,600)
Proceeds from Issuance of Long-Term Debt	-	15,000
Payments for Issuance of Long-Term Debt	(10)	(559)
Proceeds from Finance Obligation	19,920	-

Net Cash Used in Financing Activities	(78,290)	(48,159)

Net Increase in Cash and Cash Equivalents	945	670
Cash and Cash Equivalents at Beginning of Period	2,363	3,823

Cash and Cash Equivalents at End of Period	$3,308	$4,493

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	March 31,	December 31,
	2011	2010

Assets

Property, Plant and Equipment:
Utility Plant, at original cost	$1,403,985	$1,384,797
Accumulated Depreciation	(344,365)	(337,993)
Nonutility Property and Equipment, at cost	176,678	169,770
Accumulated Depreciation	(24,457)	(23,319)

Property, Plant and Equipment - Net	1,211,841	1,193,255

Investments:
Available-for-Sale Securities	7,034	6,720
Restricted	6,671	8,389
Investment in Affiliates	27,860	8,005

Total Investments	41,565	23,114

Current Assets:
Cash and Cash Equivalents	3,308	2,363
Accounts Receivable	213,088	200,773
Unbilled Revenues	46,794	72,457
Provision for Uncollectibles	(7,318)	(8,071)
Notes Receivable - Affiliate	1,024	1,183
Natural Gas in Storage, average cost	26,132	69,725
Materials and Supplies, average cost	4,037	3,796
Prepaid Taxes	19,598	31,384
Derivatives - Energy Related Assets	27,682	39,513
Other Prepayments and Current Assets	14,404	10,714

Total Current Assets	348,749	423,837

Regulatory and Other Noncurrent Assets:
Regulatory Assets	239,436	248,413
Derivatives - Energy Related Assets	6,744	11,556
Unamortized Debt Issuance Costs	7,390	7,583
Notes Receivables-Affiliate	118,573	126,727
Contract Receivables	12,538	12,486
Other	32,297	29,644

Total Regulatory and Other Noncurrent Assets	416,978	436,409

Total Assets	$2,019,133	$2,076,615

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	March 31,	December 31,
	2011	2010

Capitalization and Liabilities

Equity:
Common Stock	$37,441	$37,341
Premium on Common Stock	257,778	257,274
Treasury Stock (at par)	(188)	(179)
Accumulated Other Comprehensive Loss	(22,938)	(21,812)
Retained Earnings	337,988	297,473

Total South Jersey Industries, Inc. Shareholders' Equity	610,081	570,097

Long-Term Debt	401,400	340,000

Total Capitalization	1,011,481	910,097

Current Liabilities:
Notes Payable	152,487	250,687
Current Portion of Long-Term Debt	50,000	111,400
Accounts Payable	154,381	165,197
Customer Deposits and Credit Balances	10,530	10,917
Environmental Remediation Costs	21,713	27,074
Taxes Accrued	13,761	6,709
Derivatives - Energy Related Liabilities	22,012	42,297
Deferred Income Taxes - Net	4,281	3,282
Deferred Contract Revenues	4,508	5,442
Dividends Payable	10,933	-
Interest Accrued	5,322	7,259
Pension and Other Postretirement Benefits	1,217	1,217
Other Current Liabilities	5,664	9,043

Total Current Liabilities	456,809	640,524

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	274,762	258,402
Investment Tax Credits	1,132	1,207
Pension and Other Postretirement Benefits	73,639	71,675
Environmental Remediation Costs	65,800	64,759
Asset Retirement Obligations	28,254	27,965
Derivatives - Energy Related Liabilities	3,639	8,641
Derivatives - Other	6,487	7,404
Regulatory Liabilities	61,146	69,248
Finance Obligation	19,920	-
Other	16,064	16,693

Total Deferred Credits and Other Noncurrent Liabilities	550,843	525,994

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$2,019,133	$2,076,615

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

BASIS OF PRESENTATION — The condensed consolidated financial statements include the accounts of SJI, its wholly-owned subsidiaries and subsidiaries in which we have a controlling interest. We eliminate all significant intercompany accounts and transactions. In management’s opinion, the condensed consolidated financial statements reflect all normal and recurring adjustments needed to fairly present SJI’s financial position and operating results at the dates and for the periods presented. SJI’s businesses are subject to seasonal fluctuations and, accordingly, this interim financial information should not be the basis for estimating the full year’s operating results. As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), the accompanying unaudited condensed consolidated financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These financial statements should be read in conjunction with SJI’s 2010 Annual Report on Form 10-K for a more complete discussion of the Company’s accounting policies and certain other information.

 REVENUE BASED TAXES — SJI collects certain revenue-based energy taxes from customers. Such taxes include New Jersey State Sales Tax, Transitional Energy Facility Assessment (TEFA) and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. TEFA and PUA are included in both utility revenue and cost of sales and totaled $3.9 million and $3.8 million for the three months ended March 31, 2011 and 2010, respectively.

 GAS EXPLORATION AND DEVELOPMENT - The Company capitalizes all costs associated with gas property acquisition, exploration and development activities under the full cost method of accounting. Capitalized costs include costs related to unproved properties, which are not amortized until proved reserves are found or it is determined that the unproved properties are impaired. All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. As of March 31, 2011 and December 31, 2010, $3.2 million and $3.3 million, respectively, related to interests in proved and unproved properties in Pennsylvania, net of amortization, is included with Nonutility Property and Equipment on the condensed consolidated balance sheets.

TREASURY STOCK – SJI uses the par value method of accounting for treasury stock. As of March 31, 2011 and December 31, 2010, SJI held 150,491 and 143,546 shares of treasury stock, respectively. These shares are related to deferred compensation arrangements where the amounts earned are held in the stock of SJI.

INCOME TAXES — Deferred income taxes are provided for all significant temporary differences between the book and taxable bases of assets and liabilities in accordance with FASB ASC Topic 740 - “Income Taxes”.  A valuation allowance is established when it is determined that it is more likely than not that a deferred tax asset will not be realized. Investment tax credits related to renewable energy facilities of the non-regulated entities are recognized on the flow through method, which may result in variations in the customary relationship between income taxes and pre-tax income for interim periods.

NEW ACCOUNTING PRONOUNCEMENTS —No new accounting pronouncement issued or effective during 2010 and 2011 had, or is expected to have, a material impact on the condensed consolidated financial statements.

 2.            STOCK-BASED COMPENSATION PLAN:

Under the Amended and Restated 1997 Stock-Based Compensation Plan, no more than 2,000,000 shares in the aggregate may be issued to SJI’s officers (Officers), non-employee directors (Directors) and other key employees. The plan will terminate on January 26, 2015, unless terminated earlier by the Board of Directors. No options were granted or outstanding during the three months ended March 31, 2011 and 2010. No stock appreciation rights have been issued under the plan. During the three months ended March 31, 2011 and 2010, SJI granted 40,470 and 52,940 restricted shares to Officers and other key employees, respectively.   These restricted shares vest over a three-year period and are subject to SJI achieving certain market-based performance targets as compared to a peer group average, which can cause the actual amount of shares that ultimately vest to range from between 0% to 150% of the original share units granted. During the three months ended March 31, 2011 and 2010, SJI granted 10,998 and 16,700 restricted shares to Directors, respectively.  Shares issued to Directors vest over a three-year service period and contain no performance conditions. As a result, 100% of the shares granted generally vest.

See Note 2 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2010 for the related accounting policy.

The following table summarizes the nonvested restricted stock awards outstanding at March 31, 2011 and the assumptions used to estimate the fair value of the awards:

	Grant Date	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate

Officers & Key Employees -	Jan. 2009	37,748	$39.350	28.6%	1.20%
	Jan. 2010	52,940	$39.020	29.0%	1.65%
	Jan. 2011	40,470	$50.940	27.5%	1.01%

Directors -	Jan. 2009	8,690	$40.265	—	—
	Jan. 2010	16,700	$37.825	—	—
	Jan. 2011	10,998	$52.940	—	—

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

The following table summarizes the total stock-based compensation cost for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31, (in thousands)
	2011	2010

Officers & Key Employees	$466	$407
Directors	130	111
Total Cost	596	518

Capitalized	(55)	(51)
Net Expense	$541	$467

As of March 31, 2011, there was $4.5 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 2.2 years.

 The following table summarizes information regarding restricted stock award activity during the three months ended March 31, 2011, excluding accrued dividend equivalents:

	Officers & Other Key Employees	Directors	Weighted Average Fair Value

Nonvested Shares Outstanding, January 1, 2011	90,688	25,390	$39.049
Granted	40,470	10,998	$51.367
Nonvested Shares Outstanding, March 31, 2011	131,158	36,388	$42.833

During the three months ended March 31, 2011 and 2010, SJI awarded 69,271 shares to its Officers and other key employees, which had vested at December 31, 2010, at a market value of $3.7 million, and 59,893 shares, which had vested at December 31, 2009, at a market value of $2.3 million, respectively. Also, during the three months ended March 31, 2011 and 2010, SJI awarded 10,998 and 16,700 shares to its Directors at a market value of $0.6 million and $0.6 million, respectively. The Company has a policy of issuing new shares to satisfy its obligations under these plans; therefore, there are no cash payment requirements resulting from the normal operation of this plan. However, a change in control could result in such shares becoming nonforfeitable or immediately payable in cash.  At the discretion of the Officers, Directors and other key employees, the receipt of vested shares can be deferred until future periods.  These deferred shares are included in Treasury Stock on the condensed consolidated balance sheets.

3.	DISCONTINUED OPERATIONS AND AFFILATIONS:

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

SJI conducts tests annually to estimate the environmental remediation costs for these properties.

Summarized operating results of the discontinued operations for the three months ended March 31, were (in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2010
Loss before Income Taxes:
Sand Mining	$(194)	$(42)
Fuel Oil	(395)	(3)
Income Tax Benefits	206	16
Loss from Discontinued Operations — Net	$(383)	$(29)
Earnings Per Common Share from Discontinued Operations — Net:
Basic and Diluted	$(0.013)	$(0.001)

AFFILIATIONS — The following affiliated entities are accounted for under the equity method:

SJI and Conectiv Solutions, LLC formed Millennium Account Services, LLC in which SJI has a 50% equity interest, to provide meter reading services in southern New Jersey.

Marina and a joint venture partner formed the following entities in which Marina has a 50% equity interest:

LVE Energy Partners, LLC (LVE), which has entered into a contract to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada.

Energenic – US, LLC (Energenic), which develops and operates on-site, self-contained, energy-related projects.

During the first three months of 2011 and 2010, the Company made investments in, and provided net advances to, unconsolidated affiliates of $12.5 million and $6.1 million, respectively. The purpose of these investments and advances was to cover certain project related costs of LVE (See Note 11), to provide working capital for a retail marketing operation, and to develop several landfill gas-fired electric production facilities and solar projects.  As of March 31, 2011 and December 31, 2010, the outstanding balance on these Notes Receivable – Affiliate was $119.6 million and $127.9 million, respectively. Approximately $63.9 million of these notes are secured by property, plant and equipment of the affiliates, accrue interest at 7.5% and are to be repaid through 2025. The remaining $55.7 million of these notes are unsecured, and are either non-interest bearing or accrue interest at variable rates and are to be repaid when the affiliate secures permanent financing.

SJI holds significant variable interests in these entities, but is not the primary beneficiary. Consequently, these entities are accounted for under the equity method because SJI does not have both a) the power to direct the activities of the entity that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. As of March 31, 2011, the Company had a net asset of approximately $26.0 million included in Investment in Affiliates and Other Noncurrent Liabilities on the condensed consolidated balance sheets related to Millennium, LVE and Energenic, in addition to Notes Receivable – Affiliate as discussed above. SJI’s maximum exposure to loss from these entities as of March 31, 2011 is limited to its combined equity contributions and the Notes Receivable-Affiliate in the amount of $150.0 million.

SJRG and a joint venture partner formed Potato Creek, LLC (Potato Creek) in which SJRG has a 30% equity interest.  Potato Creek owns and manages the oil, gas and mineral rights of certain real estate in Pennsylvania.  The mineral rights have been leased to a third-party production company.

4.             COMMON STOCK:

The following shares were issued and outstanding at March 31:

2011
Beginning Balance, January 1	29,872,825
New Issues During Period:
Stock-Based Compensation Plan	80,269
Ending Balance, March 31	29,953,094

The par value ($1.25 per share) of stock issued was recorded in Common Stock and the net excess over par value of approximately $0.5 million was recorded in Premium on Common Stock.

EARNINGS PER COMMON SHARE (EPS) — Basic EPS is based on the weighted-average number of common shares outstanding.  The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 92,273 and 86,464 for the three months ended March 31, 2011 and 2010 respectively.  These shares relate to SJI’s restricted stock as discussed in Note 2.

DIVIDEND REINVESTMENT PLAN (DRP) —The Company offers a DRP which allows participating shareholders to purchase shares of SJI common stock by the automatic reinvestment of dividends or optional purchases. During 2011 and 2010, shares of common stock offered by the DRP have been purchased in open market transactions.

5.	FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS — In accordance with the terms of the Marina and certain SJG loan agreements, unused proceeds are required to be escrowed pending approved construction expenditures. As of both March 31, 2011 and December 31, 2010, the escrowed proceeds, including interest earned, totaled $1.3 million.

The Company maintains margin accounts with selected counterparties to support its risk management activities. The balances required to be held in these margin accounts increase as the net value of the outstanding energy related contracts with the respective counterparties decrease. As of March 31, 2011 and December 31, 2010, the balances in these accounts totaled $5.4 million and $7.1 million, respectively. The carrying amounts of the Restricted Investments approximate their fair values at March 31, 2011 and December 31, 2010.

LONG-TERM RECEIVABLES — SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources.  The terms of these loans call for customers to make monthly payments over a period of up to five years with no interest.  The carrying amounts of such loans were $10.6 million and $10.4 million as of March 31, 2011 and December 31, 2010, respectively. The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Contract Receivables on the condensed consolidated balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $1.2 million as of both March 31, 2011 and December 31, 2010.  The annual amortization to interest is not material to the Company’s condensed consolidated financial statements.   The carrying amounts of these receivables approximate their fair value at March 31, 2011 and December 31, 2010.

CREDIT RISK - As of March 31, 2011, approximately $11.3 million, or 32.9%, of the current and noncurrent Derivatives – Energy Related Assets are with a single retail counterparty. This counterparty has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assigned to SJI in the event of a default by the counterparty.

FINANCE OBLIGATION - During 2010, ACB Energy Partners LLC (ACB), a wholly-owned subsidiary of Energenic, of which Marina has a 50% equity interest, completed construction of a combined heat and power generating facility that will serve, under an energy services agreement, a thermal plant owned by Marina. Construction period financing was provided by Marina. Due to the continuing involvement in the facility, Marina is considered the owner of the facility for accounting purposes. As a result, the Company has included $23.4 million and $20.2 million of costs to construct the facility within Nonutility Property and Equipment on the condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010, respectively. In addition, the Company recorded $19.9 million of repayments from ACB to Marina on the construction loan, within the Finance Obligation on the condensed consolidated balance sheets as of March 31, 2011. Marina does not have a fixed payment obligation to ACB; as a result, the Finance Obligation is classified as a noncurrent liability. The costs to construct the facility and the repayments of the construction loan will be amortized over the term of the energy services agreement. The impact on the condensed consolidated statements of income is not significant.

OTHER FINANCIAL INSTRUMENTS – The carrying amounts of SJI’s other financial instruments approximate their fair values at March 31, 2011 and December 31, 2010.

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

 Information about SJI’s operations in different reportable operating segments is presented below (in thousands):

	Three Months Ended March 31,
	2011	2010
Operating Revenues:
Gas Utility Operations	$180,323	$196,716
Wholesale Energy Operations	48,271	54,441
Retail Energy Operations:
Retail Gas and Other Operations	37,242	35,834
Retail Electric Operations	59,895	31,950
On-Site Energy Production	9,788	9,350
Appliance Service Operations	4,434	4,712
Subtotal Retail Energy Operations	111,359	81,846
Corporate & Services	5,964	5,403
Subtotal	345,917	338,406
Intersegment Sales	(13,995)	(9,123)
Total Operating Revenues	$331,922	$329,283

Operating Income:
Gas Utility Operations	$58,493	$47,791
Wholesale Energy Operations	9,657	20,294
Retail Energy Operations:
Retail Gas and Other Operations	773	706
Retail Electric Operations	3,863	(11,803)
On-Site Energy Production	1,094	1,110
Appliance Service Operations	(590)	262
Subtotal Retail Energy Operations	5,140	(9,725)
Corporate and Services	(243)	269
Total Operating Income	$73,047	$58,629

Depreciation and Amortization:
Gas Utility Operations	$10,303	$9,485
Wholesale Energy Operations	66	72
Retail Energy Operations:
Retail Gas and Other Operations	7	9
On-Site Energy Production	990	977
Appliance Service Operations	74	89
Subtotal Retail Energy Operations	1,071	1,075
Corporate and Services	161	130
Total Depreciation and Amortization	$11,601	$10,762

Interest Charges:
Gas Utility Operations	$5,029	$4,015
Wholesale Energy Operations	13	12
Retail Energy Operations:
Retail Gas and Other Operations	60	22
On-Site Energy Production	1,013	1,000
Subtotal Retail Energy Operations	1,073	1,022
Corporate and Services	495	57
Subtotal	6,610	5,106
Intersegment Borrowings	(629)	(140)
Total Interest Charges	$5,981	$4,966

Income Taxes:
Gas Utility Operations	$22,046	$18,139
Wholesale Energy Operations	4,162	8,477
Retail Energy Operations:
Retail Gas and Other Operations	514	370
Retail Electric Operations	1,578	(4,849)
On-Site Energy Production	(6,793)	(540)
Appliance Service Operations	999	114
Subtotal Retail Energy Operations	(3,702)	(4,905)
Corporate and Services	4	260
Total Income Taxes	$22,510	$21,971

Property Additions:
Gas Utility Operations	$20,438	$31,731
Wholesale Energy Operations	24	6
Retail Energy Operations:
Retail Gas and Other Operations	13	8
On-Site Energy Production	6,707	235
Appliance Service Operations	1	11
Subtotal Retail Energy Operations	6,721	254
Corporate and Services	279	205
Total Property Additions	$27,462	$32,196

	March 31,	December 31,
	2011	2010
Identifiable Assets:
Gas Utility Operations	$1,452,482	$1,468,635
Wholesale Energy Operations	219,478	237,978
Retail Energy Operations:
Retail Gas and Other Operations	26,268	21,532
Retail Electric Operations	35,731	37,383
On-Site Energy Production	179,972	147,064
Appliance Service Operations	19,567	18,528
Subtotal Retail Energy Operations	261,538	224,507
Discontinued Operations	550	890
Corporate and Services	106,602	168,788
Intersegment Assets	(21,517)	(24,183)
Total Identifiable Assets	$2,019,133	$2,076,615

7.	RATES AND REGULATORY ACTIONS:

SJG is subject to the rules and regulations of the New Jersey Board of Public Utilities (BPU). The Company made a filing with the BPU in October 2010 requesting an extension of the Capital Investment Recovery Tracker (CIRT).  The BPU approved the extension on March 29, 2011, allowing the Company to accelerate an additional $60.3 million of capital spending into 2011 and 2012.  Under the CIRT, the Company will earn a return of, and return on, investment as the capital is spent.

On March 29, 2011, SJG credited the accounts of its Basic Gas Supply Service (BGSS) customers with refunds totaling $21.1 million due to gas costs that were lower than projected during the winter season.  There have been no other significant regulatory actions or changes to SJG’s rate structure since December 31, 2010.  See Note 10 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2010.

8.	REGULATORY ASSETS & REGULATORY LIABILITIES:

There have been no significant changes to the nature of the Company’s regulatory assets and liabilities since December 31, 2010 which are described in Note 11 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2010.

Regulatory Assets consisted of the following items (in thousands):

	March 31,	December 31,
	2011	2010
Environmental Remediation Costs:
Expended - Net	$40,818	$39,056
Liability for Future Expenditures	82,945	87,393
Income Taxes - Flowthrough Depreciation	529	774
Deferred Asset Retirement Obligation Costs	24,485	24,247
Deferred Pension and Other Postretirement Benefit Costs	68,922	69,017
Conservation Incentive Program Receivable	4,416	12,291
Societal Benefit Costs Receivable	5,199	4,216
Premium for Early Retirement of Debt	659	699
Other Regulatory Assets	11,463	10,720

Total Regulatory Assets	$239,436	$248,413

Regulatory Liabilities consisted of the following items (in thousands):

	March 31,	December 31,
	2011	2010
Excess Plant Removal Costs	$48,170	$48,409
Deferred Revenues - Net	9,591	20,179
Other Regulatory Liabilities	3,385	660

Total Regulatory Liabilities	$61,146	$69,248

DEFERRED REVENUES – NET – Over/under collections of gas costs are monitored through SJG’s BGSS mechanism.  Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability.  Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval.  The BGSS decreased from a $20.2 million regulatory liability at December 31, 2010 to a $9.6 million regulatory liability at March 31, 2011 primarily due to the BGSS refund, to customers discussed above in Note 7 partially offset by gas costs recovered from customers exceeding the actual cost of the commodity incurred during the first three months of 2011 as a result of natural gas prices remaining at very low levels.

9.	PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three months ended March 31, 2011 and 2010, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits Three Months Ended March 31,		Other Postretirement Benefits Three Months Ended March 31,
	2011	2010	2011	2010
Service Cost	$1,013	$859	$270	$239
Interest Cost	2,358	2,261	780	821
Expected Return on Plan Assets	(2,344)	(1,943)	(562)	(405)
Amortizations:
Prior Service Cost (Credits)	67	62	(89)	(88)
Actuarial Loss	1,303	1,376	393	456
Net Periodic Benefit Cost	2,397	2,615	792	1,023
ERIP Cost	102	-	-	-
Capitalized Benefit Costs	(910)	(988)	(308)	(419)
Total Net Periodic Benefit Expense	$1,589	$1,627	$484	$604

Capitalized benefit costs reflected in the table above relate to SJG’s construction program.

The ERIP costs reflected in the table above relate to an early retirement plan offered during 2011 to one of our business segments.

No contributions were made to the pension plans during the three-month periods ended March 31, 2011 and 2010.  We do not expect to make any contributions to our pension plans in 2011; however, changes in future investment performance and discount rates may ultimately result in a contribution. We also have a regulatory obligation to contribute approximately $3.6 million annually to our other postretirement benefit plans’ trusts, less costs incurred directly by us.

See Note 12 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2010, for additional information related to SJI’s pension and other postretirement benefits.

10.           UNUSED LINES OF CREDIT:

Credit facilities and available liquidity as of March 31, 2011 were as follows (in thousands):

Company	Total Facility	Usage	Available Liquidity	Expiration Date

SJG:

Revolving Credit Facility	$100,000	$14,550	$85,450	August 2011 (A)
Line of Credit	40,000	—	40,000	August 2011 (A)
Uncommitted Bank Lines	40,000	5,700	34,300	Various

Total SJG	180,000	20,250	159,750

SJI:

Revolving Credit Facility	$200,000	$190,075	$9,925	August 2011 (A) (B)
Term Line of Credit	30,437	30,437	—	October 2011
Uncommitted Bank Lines	80,000	14,600	65,400	Various

Total SJI	310,437	235,112	75,325

Total	$490,437	$255,362	$235,075

(A)	See Note 15.
(B)	Includes letters of credit outstanding in the amount of $102.9 million.

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary the SJI facilities can also be used to support SJG’s liquidity needs. All committed facilities contain one financial covenant regarding the ratio of total debt to total capitalization, measured on a quarterly basis. SJI and SJG were in compliance with this covenant as of March 31, 2011. Borrowings under these credit facilities are at market rates. The weighted average borrowing cost, which changes daily, was 0.98% and 0.77% at March 31, 2011 and 2010, respectively. Average borrowings outstanding under these credit facilities during the three months ended March 31, 2011 and 2010 was $213.9 million and $174.3 million, respectively. The maximum amount outstanding under these credit facilities during the three months ended March 31, 2011 and 2010 was $258.4 million and $216.5 million, respectively.

11.	COMMITMENTS AND CONTINGENCIES:

GUARANTEES — The Company has recorded a liability of $1.9 million which is included in Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the condensed consolidated balance sheets as of March 31, 2011 for the fair value of the following guarantees:

In April 2007, SJI guaranteed certain obligations of LVE Energy Partners, LLC (LVE) an unconsolidated joint venture in which Marina has a 50% equity interest.  LVE entered into a 25-year contract with a resort developer to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada.  LVE began construction of the facility in 2007 and expected to provide full energy service in 2010 when the resort was originally scheduled to be completed.  LVE suspended construction of the district energy system and central energy center in January 2009 after the resort developer’s August 2008 announcement that it was delaying the completion of construction of the resort due to the difficult environment in the capital markets and weak economic conditions.  The resort developer had indicated that it was considering different strategies to move its project forward, including opening its project in phases and obtaining a partner, but that it was unlikely construction would resume during 2009.  In March 2011, the resort developer, repeating previous disclosures, indicated again that they do not expect to resume construction on the project for three to five years.  They stated that they remain committed to having a significant presence on the Las Vegas Strip as part of a long-term growth strategy and continue to view this site as a major strategic asset.

The district energy system and central energy center are being financed by LVE with debt that is non-recourse to SJI. The outstanding balance of LVE’s bank debt is approximately $220.5 million as of March 31, 2011.  In September 2009, LVE reached an agreement with the banks that are financing the energy facilities to address defaults under the financing agreements. These LVE defaults were caused by the resort developer’s construction delay and the termination of an energy services agreement by a hotel operator associated with the project. As a result of these defaults, the banks had previously stopped funding the project. The terms of the September 2009 agreement required SJI and its partner in this joint venture to guarantee the payment of future interest costs by LVE through, at the latest, December 2010. In addition, SJI and its partner in this joint venture each committed to provide approximately $8.9 million of additional capital as of September 2009 to cover costs related to the termination of the energy services agreement by a hotel operator and interest costs incurred since August 2008 when the resort developer suspended construction. Of this amount, $6.7 million was in the form of an irrevocable letter of credit from a bank and the remaining $2.2 million was provided in cash in 2009. In turn, the banks waived all existing defaults under the financing agreements and were relieved of their commitment to provide additional funding. The $6.7 million discussed above, along with the $30.4 million of capital that Marina originally agreed to contribute as part of its construction period financing, was contributed in December 2010. As a result of the construction delay, the district energy system and central energy center were not completed by the end of 2010 as originally expected. Consequently, the full amount of LVE’s debt became due and payable in December 2010. LVE intends to seek additional financing to complete the facility once construction of the resort resumes, however, as of December 31, 2010, LVE was in default under the financing agreements with the banks.  The Energy Sales Agreement between LVE and the resort developer includes a payment obligation by the resort developer to pay certain fees and expenses to LVE. A portion of this payment obligation is guaranteed to LVE’s lenders by the parent of the resort developer.

In March 2011, LVE reached agreements with (a) the resort developer, that specified the payments to be made by the developer to LVE during the suspension period and provided the developer and its corporate parent with an option to purchase the assets of LVE, and (b) the banks that are financing the energy facilities to address the existing default under the financing agreements. The terms of the March 2011 agreement requires the resort developer to pay certain fees and expenses to LVE on a monthly basis beginning in March 2011 until construction of the resort resumes or until the resort developer has exercised its option to purchase the energy facilities from LVE. The monthly payments to be paid to LVE by the resort developer are expected to be in amounts sufficient to reimburse LVE for costs to maintain the energy facilities and to cover debt service costs. The resort developer has provided LVE with a $6.0 million letter of credit to support its monthly payment obligation.

The banks that are financing the energy facilities have agreed not to exercise their rights under the financing agreements resulting from the event of default discussed above through December 2013, provided that no additional events of default occur. SJI and its joint venture partner have provided a total of $10.0 million in letters of credit to the banks to support LVE’s obligations, which can be drawn upon by the banks at the end of the existing agreement in December 2013 or upon the occurrence of an event of default by LVE prior to December 2013.

As of March 31, 2011, the Company had a net liability of approximately $1.6 million included in Other Noncurrent Liabilities on the condensed consolidated balance sheets related to this project, in addition to unsecured Notes Receivable – Affiliate of approximately $55.7 million due from LVE. As of March 31, 2011, SJI’s capital at risk is limited to its equity contributions, letters of credit and the unsecured notes receivable totaling approximately $70.9 million. During 2011, SJI provided support to LVE of approximately $4.3 million to cover interest and other project related costs.

As a result of the construction delay, management has evaluated the investment in LVE and concluded that the fair value of this investment continues to be in excess of the carrying value as of March 31, 2011.

In 2007, SJI issued a performance guaranty for up to $180.0 million to the resort developer to ensure that certain construction milestones relating to the development of the thermal facility are met. As a result of the resort developer not achieving certain milestones, SJI is no longer obligated under this guaranty. SJI has also guaranteed certain performance obligations of LVE under the operating agreements between LVE and the resort developer, up to $20.0 million each year for the term of the agreement, commencing with the first year of operations.  SJI and its partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees.

SJI has guaranteed certain obligations of BC Landfill Energy, LLC (BCLE) and WC Landfill Energy, LLC (WCLE), unconsolidated joint ventures in which Marina has a 50% equity interest through Energenic. BCLE and WCLE have entered into agreements ranging from 15-20 years with the respective county governments to lease and operate facilities that will produce electricity from landfill methane gas.  Although unlikely, the maximum amount that SJI could be obligated for, in the event that BCLE and WCLE do not meet minimum specified levels of operating performance and no mitigating action is taken, or are unable to meet certain financial obligations as they become due, is approximately $4.2 million each year.  SJI and its partner in these joint ventures have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees.  SJI holds variable interests in BCLE and WCLE but is not the primary beneficiary.

SJI has guaranteed the long-term debt obligations of AC Landfill Energy, LLC (ACLE), which has entered into a long-term agreement with a county government to lease and operate a facility that will produce electricity from landfill methane gas. Although unlikely, the maximum amount that SJI could be obligated for, in the event that ACLE is unable to meet certain financial obligations as they become due, is approximately $1.5 million.  SJI and its partner in this joint venture have entered into a reimbursement agreement that secures reimbursement for SJI of a proportionate share of any payments made by SJI on this guarantee.  SJI holds a variable interest in ACLE but is not the primary beneficiary.

As of March 31, 2011, SJI had issued $4.4 million of parental guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable our subsidiary to market retail natural gas.

CAPITAL CONTRIBUTION OBLIGATION -  In February 2011, ACR Energy Partners, LLC (ACR), a wholly-owned subsidiary of Energenic, of which Marina has a 50% equity interest, entered into a 20 year contract with a developer to build, own and operate a central energy center and energy distribution system for a planned hotel, casino and entertainment complex in Atlantic City, New Jersey. ACR expects to provide construction energy to the complex in 2011 and provide full energy services when the complex is completed in 2012. Marina and its joint venture partner will make capital contributions to ACR that will enable ACR to a) repay $42.0 million of construction advances made by the developer and b) deposit $2.8 million in a debt service reserve fund, provided, in each case, that the developer has met certain conditions. These conditions include, among others, substantial completion of the complex and demonstration of adequate financial resources to operate the complex. Marina and its joint venture partner have also agreed to provide a $5.0 million letter of credit in 2012 to support certain operating performance obligations of ACR under the operating agreements between ACR and the developer, provided the developers has met the conditions just outlined. SJI and its partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI to or on behalf of ACR.

COLLECTIVE BARGAINING AGREEMENTS — Unionized personnel represent approximately 51% of our workforce at March 31, 2011. The Company has collective bargaining agreements with two unions that represent these employees: the International Brotherhood of Electrical Workers (IBEW) Local 1293 and the International Association of Machinists and Aerospace Workers (IAM) Local 76.  SJG and SJESP employees represented by the IBEW operate under a collective bargaining agreement that runs through February 2013, with the option to extend until February 2014 at the union’s election. The remaining unionized employees represented by the IAM operate under a collective bargaining agreement that expires in August 2014.

STANDBY LETTERS OF CREDIT — SJI provided $102.9 million of standby letters of credit through SJI’s revolving credit facility. Letters of credit in the amount of $62.3 million support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance Marina’s initial thermal plant project and $40.6 million were posted to enable SJE to market retail electricity and for various construction activities. The Company also provided an additional $25.2 million letter of credit under a separate facility outside of the revolving credit facility to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG’s natural gas distribution system.  This letter of credit expires in August 2011.

ENVIRONMENTAL REMEDIATION COSTS — SJI incurred and recorded costs for environmental cleanup of 12 sites where SJG or its predecessors operated gas manufacturing plants. SJG stopped manufacturing gas in the 1950s. SJI and some of its nonutility subsidiaries also recorded costs for environmental cleanup of sites where SJF previously operated a fuel oil business and Morie maintained equipment, fueling stations and storage. There have been no changes to the status of the Company’s environmental remediation efforts since December 31, 2010 as described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2010.

12.	DERIVATIVE INSTRUMENTS:

Certain SJI subsidiaries are involved in buying, selling, transporting and storing natural gas and buying and selling retail electricity for their own accounts as well as managing these activities for third parties. These subsidiaries are subject to market risk on expected future purchases and sales due to commodity price fluctuations. The Company uses a variety of derivative instruments to limit this exposure to market risk in accordance with strict corporate guidelines.  These derivative instruments include forward contracts, swap agreements, options contracts and futures contracts. As of March 31, 2011, the Company had outstanding derivative contracts intended to limit the exposure to market risk on 17.8 MMdts of expected future purchases of natural gas, 13.0 MMdts of expected future sales of natural gas, 2.0 MMmwh of expected future purchases of electricity and 0.1 MMmwh of expected future sales of electricity.  These contracts, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives — Energy Related Assets or Derivatives — Energy Related Liabilities on the condensed consolidated balance sheets. The net unrealized pre-tax gains and losses for these energy related commodity contracts are included with realized gains and losses in Operating Revenues – Nonutility.

The Company has also entered into interest rate derivatives to hedge exposure to increasing interest rates and the impact of those rates on cash flows of variable-rate debt. There have been no significant changes to the Company’s active interest rate swaps since December 31, 2010 which are described in Note 16 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2010.

The fair values of all derivative instruments, as reflected in the condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010, are as follows (in thousands):

Derivatives not designated as hedging instruments under GAAP	March 31, 2011		December 31, 2010
	Assets	Liabilities	Assets	Liabilities

Energy related commodity contracts:
Derivatives – Energy Related – Current	$27,682	$22,012	$39,513	$42,297
Derivatives – Energy Related – Non-Current	6,744	3,639	11,556	8,641
Interest rate contracts:
Derivatives - Other	—	4,759	—	5,539
Total derivatives not designated as hedging instruments under GAAP	34,426	30,410	51,069	56,477

Derivatives designated as hedging instruments under GAAP

Interest rate contracts:
Derivatives - Other	—	1,728	—	1,865
Total derivatives designated as hedging instruments under GAAP	—	1,728	—	1,865

Total Derivatives	$34,426	$32,138	$51,069	$58,342

The effect of derivative instruments on the condensed consolidated statements of income for the three months ended March 31, 2011 and 2010 are as follows (in thousands):

	Three months ended March 31,
Derivatives in Cash Flow Hedging Relationships	2011	2010

Interest Rate Contracts:
(Losses) or Gains recognized in OCI on effective portion	$(180)	$72
Losses reclassified from accumulated OCI into income (a)	$(360)	$(232)
Gains or (losses) recognized in income on ineffective portion (a)	—	—

(a) Included in Interest Charges

	Three months ended March 31,
Derivatives Not Designated as Hedging Instruments under GAAP	2011	2010

Gains (Losses) on energy related commodity contracts (a)	$4,475	$(22,124)
Gains (Losses) on interest rate contracts (b)	261	(239)

Total	$4,736	$(22,363)

(a)  Included in Operating Revenues - Non Utility
(b)  Included in Interest Charges

Net realized losses associated with SJG’s energy-related financial commodity contracts of $4.6 million and $4.0 million for the three months ended March 31, 2011 and 2010, respectively, are not included in the above table. These contracts are part of SJG’s regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to, and recoverable through, regulatory riders, any changes in the value of SJG’s energy related financial commodity contracts are deferred in Regulatory Assets or Liabilities and there is no impact to earnings.

Certain of the Company’s derivative instruments contain provisions that require immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions in the event of a material adverse change in the credit standing of the Company. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on March 31, 2011, is $10.3 million.   If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2011, the Company would have been required to settle the instruments immediately or post collateral to its counterparties of approximately $7.7 million after offsetting asset positions with the same counterparties under master netting arrangements.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of March 31, 2011	Total	Level 1	Level 2	Level 3

Assets
Available-for-Sale Securities (A)	$7,034	$19	$7,015	$—
Derivatives – Energy Related Assets (B)	34,426	13,757	17,174	3,495
	$41,460	$13,776	$24,189	$3,495

Liabilities

Derivatives – Energy Related Liabilities (B)	$25,651	$10,325	$11,215	$4,111
Derivatives – Other (C)	6,487	—	6,487	—
	$32,138	$10,325	$17,702	$4,111

As of December 31, 2010	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$6,720	$6,720	$—	$—
Derivatives – Energy Related Assets (B)	51,069	21,204	24,878	4,987
	$57,789	$27,924	$24,878	$4,987

Liabilities
Derivatives – Energy Related Liabilities (B)	$50,938	$19,513	$23,275	$8,150
Derivatives – Other (C)	7,404	—	7,404	—
	$58,342	$19,513	$30,679	$8,150

(A) Available-for-Sale Securities include securities that are traded in active markets and securities that are not traded publicly.  The securities traded in active markets are valued using the quoted principal market close prices that are provided by the trustees and are categorized in Level 1 in the fair value hierarchy.  The remaining securities consist of funds that are not publicly traded.  These funds, which consist of stocks and bonds that are traded individually in active markets, are valued using quoted prices for similar assets and are categorized in Level 2 in the fair value hierarchy.

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

Transfers between different levels of the fair value hierarchy may occur based on the level of observable inputs used to value the instruments from period to period.  During the three months ended March 31, 2011, there were no transfers between levels within the fair value hierarchy, including no transfers in or out of Level 3.

The changes in fair value measurements of Derivatives – Energy Related Assets and Liabilities at March 31, 2011 and March 31, 2010, using significant unobservable inputs (Level 3), are as follows (in thousands):

	2011	2010
Balance at January 1	$(3,163)	$(10,299)
Total losses (realized/unrealized) included in earnings	(2,151)	(16,470)
Transfers in and/or out of Level 3, net	-	-
Settlements	4,698	1,933

Balance at March 31	$(616)	$(24,836)

Total losses for 2011 included in earnings that are attributable to the change in unrealized losses relating to those assets and liabilities still held as of March 31, 2011, is $2.2 million.  These losses are included in Operating Revenues-Nonutility on the condensed consolidated statements of income.

14.	LONG-TERM DEBT:

The Company did not issue any long term debt during the first three months of 2011.  During the first three months of 2010, SJG issued $15.0 million of its Medium Term Notes in a private placement due 2026.  As of both March 31, 2011 and December 31, 2010, $35.0 million remained available under this $150.0 million Medium Term Note program that was approved by the NJBPU in September 2009.

The estimated fair values of SJI’s long-term debt, including current maturities, as of March 31, 2011 and December 31, 2010, were $510.4 million and $517.0 million, respectively.  The carrying amounts of SJI’s long-term debt, including current maturities, as of both March 31, 2011 and December 31, 2010, were $451.4 million.  We based the estimates on interest rates available to SJI at the end of each period for debt with similar terms and maturities.  The carrying amounts of SJI’s other financial instruments approximate their fair values at March 31, 2011 and December 31, 2010.

15.           SUBSEQUENT EVENT:

New revolving credit facilities were established by SJI and SJG in April 2011 and May 2011, respectively. The SJI facility is a $300.0 million, four-year facility provided by a syndicate of banks. The SJG facility is a $200.0 million, four-year facility, provided by the same syndicate of banks. Each facility contains one financial covenant limiting the ratio of indebtedness to consolidated total capitalization to not more than 0.65 to 1. These facilities replace SJI’s $200.0 million revolving credit facility and SJG’s $100.0 million revolving credit facility and $40.0 million committed line of credit, all of which would otherwise have expired in August of 2011. The letters of credit that provide liquidity support for the variable-rate revenue bonds issued by Marina are now issued under SJI’s new revolving credit facility that expires in 2015. Consequently, these bonds, which were included in the current portion of long-term debt as of December 31, 2010, are now included in long-term debt as of March 31, 2011.

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

A discussion of these and other risks and uncertainties may be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and in other filings made by us with the Securities and Exchange Commission (SEC). These cautionary statements should not be construed by you to be exhaustive and they are made only as of the date of this Quarterly Report on Form 10-Q, or in any document incorporated by reference, at the date of such document. While South Jersey Industries, Inc. (SJI or the Company) believes these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, SJI undertakes no obligation to update or revise any of its forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies — Estimates and Assumptions — Management must make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related disclosures. Actual results could differ from those estimates. Five types of transactions presented in our condensed consolidated financial statements require a significant amount of judgment and estimation. These relate to regulatory accounting, derivatives, environmental remediation costs, pension and other postretirement employee benefit costs, and revenue recognition. A discussion of these estimates and assumptions may be found in our Form 10-K for the year ended December 31, 2010.

New Accounting Pronouncements — No new accounting pronouncement issued or effective during 2010 and 2011 had, or is expected to have, a material impact on the condensed consolidated financial statements.

Regulatory Actions —Other than the changes discussed in Note 7 to the condensed consolidated financial statements, there have been no significant regulatory actions since December 31, 2010. See detailed discussion concerning Regulatory Actions in Note 10 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2010.

Environmental Remediation —There have been no significant changes to the status of the Company’s environmental remediation efforts since December 31, 2010. See detailed discussion concerning Environmental Remediation in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2010.

RESULTS OF OPERATIONS:

SJI operates in several different reportable operating segments. Gas Utility Operations (SJG) consists primarily of natural gas distribution to residential, commercial and industrial customers. Wholesale Energy Operations include the activities of South Jersey Resources Group, LLC (SJRG). South Jersey Energy Company (SJE) is involved in both retail gas and retail electric activities. Retail Gas and Other Operations include natural gas acquisition and transportation service business lines. Retail Electric Operations consist of electricity acquisition and transportation to commercial and industrial customers. On-Site Energy Production consists of Marina’s thermal energy facility and other energy-related projects. Appliance Service Operations includes South Jersey Energy Service Plus, LLC (SJESP’s) servicing of appliances via the sale of appliance service programs as well as on a time and materials basis, and the installation of residential and small commercial HVAC systems.  The Retail Energy Operations caption includes Retail Gas and Other, Retail Electric, On-Site Energy Production and Appliance Service Operations.

Net Income attributable to SJI for the three months ended March 31, 2011 increased $19.9 million, or 63.1% to $51.5 million compared to the three months ended March 31, 2010 primarily as a result of the following:

●
The income contribution from SJE for the three months ended March 31, 2011 increased $9.5 million to $3.0 million due primarily to the change in unrealized gains and losses on forward financial contracts used to mitigate price risk on electric as discussed under Operating Revenues – Nonutility below.

●
The income contribution from Marina for the three months ended March 31, 2011 increased $9.5 million to $9.0 million due primarily to the impact of the investment tax credit available on renewable energy facilities.

●	The income contribution from SJG for the three months ended March 31, 2011 increased $6.4 million, or 24.8%, to $32.3 million due primarily to the settlement of the base rate case in September 2010.

●
The income contribution from SJRG for the three months ended March 31, 2011 decreased $6.1 million, or 50.2%, to $6.0 million due primarily to tighter spreads on our storage and transportation assets, partially offset by the change in unrealized gains and losses on derivatives used by SJRG to mitigate natural gas commodity price risk, as discussed below.

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

●
SJE uses forward contracts to mitigate commodity price risk on fixed price electric contracts with customers. In accordance with accounting principles generally accepted in the United States of America (GAAP), the forward contracts are recorded at fair value, with changes in fair value recorded in earnings in the period of change. The related customer contracts are not considered derivatives and therefore are not recorded in earnings until the electric is delivered. As a result, earnings are subject to volatility as the market price of the forward contracts change, even when the underlying hedged value of the customer contract is unchanged. Over time, gains or losses on the sale of the fixed price electric under contract will be offset by losses or gains on the forward contracts, resulting in the realization of the profit margin expected when the transactions were initiated.

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

Economic Earnings for the three months ended March 31, 2011 increased $4.3 million, or 9.6%, to $48.9 million compared with the same period in 2010, primarily as a result of the following:

●
The income contribution from Marina for the three months ended March 31, 2011 increased $8.3 million to $8.6 million due primarily to the impact of the investment tax credit available on renewable energy facilities.

●	The income contribution from SJG for the three months ended March 31, 2011 increased $6.4 million, or 24.8%, to $32.3 million due primarily to the settlement of the base rate case in September 2010.

●
The income contribution from SJRG for the three months ended March 31, 2011 decreased $11.0 million, or 67.1%, to $5.4 million due primarily to tighter spreads on our storage and transportation assets.

The following table presents a reconciliation of our income from continuing operations and earnings per share from continuing operations to Economic Earnings and Economic Earnings per share for the three months ended March 31 (in thousands except per share data):

	Three Months Ended
	March 31
	2011	2010

Income from Continuing Operations	$51,831	$31,568
Minus/Plus:
Unrealized Mark-to-Market (Gains)/Losses on Derivatives and Realized (Gains)/Losses on Inventory Injection Hedges	(2,945)	13,043

Economic Earnings	$48,886	$44,611

Earnings per Share from Continuing Operations	$1.73	$1.06
Minus/Plus:
Unrealized Mark-to-Market (Gains)/Losses on Derivatives and Realized (Gains)/Losses on Inventory Injection Hedges	(0.10)	0.43

Economic Earnings per Share	$1.63	$1.49

Non-Utility Income from Continuing Operations	$19,535	$5,698
Minus/Plus:
Unrealized Mark-to-Market (Gains)/Losses on Derivatives and Realized (Gains)/Losses on Inventory Injection Hedges	(2,945)	13,043

Non-Utility Economic Earnings	$16,590	$18,741

Wholesale Energy Income from Continuing Operations	$6,027	$12,091
Minus/Plus:
Unrealized Mark-to-Market (Gains)/Losses on Derivatives and Realized (Gains)/Losses on Inventory Injection Hedges	(656)	4,246

Wholesale Energy Economic Earnings	$5,371	$16,337

Retail Energy Income (Loss) from Continuing Operations	$13,508	$(6,393)
Minus/Plus:
Unrealized Mark-to-Market (Gains)/Losses on Derivatives and Realized (Gains)/Losses on Inventory Injection Hedges	(2,289)	8,797

Retail Energy Economic Earnings	$11,219	$2,404

The following tables summarize the composition of selected South Jersey Gas Company (SJG) data for the three months ended March 31 (in thousands, except for degree day data):

	Three Months Ended
	March 31,
	2011	2010
Utility Throughput – dth:
Firm Sales -
Residential	11,241	11,431
Commercial	2,795	2,694
Industrial	155	148
Cogeneration & Electric Generation	120	44
Firm Transportation -
Residential	1,253	982
Commercial	2,759	2,641
Industrial	3,445	3,089
Cogeneration & Electric Generation	2,401	2,193
Total Firm Throughput	24,169	23,222

Interruptible Sales	3	3
Interruptible Transportation	692	586
Off-System	1,904	1,116
Capacity Release	10,155	10,189
Total Throughput -Utility	36,923	35,116

	Three Months Ended
	March 31,
	2011	2010
Utility Operating Revenues:
Firm Sales -
Residential	$114,852	$137,515
Commercial	26,800	29,623
Industrial	1,720	1,795
Cogeneration & Electric Generation	809	411
Firm Transportation -
Residential	6,550	4,454
Commercial	9,705	8,599
Industrial	4,395	3,976
Cogeneration & Electric Generation	1,742	2,009

Total Firm Revenues	166,573	188,382

Interruptible Sales	54	48
Interruptible Transportation	634	607
Off-System	10,134	6,924
Capacity Release	2,671	518
Other	257	237
	180,323	196,716
Less: Intercompany Sales	(5,934)	(659)

Total Utility Operating Revenues	174,389	196,057

Less:
Cost of Sales	82,640	116,216
Conservation Recoveries*	3,255	3,119
RAC Recoveries*	1,591	1,741
EET Recoveries*	509	179
Revenue Taxes	3,873	3,752
Utility Margin	$82,521	$71,050

Margin:
Residential	$58,799	$45,300
Commercial and Industrial	21,327	14,958
Cogeneration and Electric Generation	775	709
Interruptible	48	38
Off-system & Capacity Release	695	309
Other Revenues	256	236
Margin Before Weather Normalization & Decoupling	81,900	61,550
CIRT Mechanism	566	2,024
CIP Mechanism	(26)	7,442
EET Mechanism	81	34
Utility Margin	$82,521	$71,050

Degree Days:	2,495	2,433

*Represents expenses for which there is a corresponding credit in operating revenues.  Therefore, such recoveries have no impact on our financial results.

Throughput - Utility - Total gas throughput increased 1.8 MMdts, or 5.1%, for the three months ended March 31, 2011, compared with the same period in 2010.  This increase was realized in the firm and Off-System Sales (OSS) markets.  Firm throughput increased 0.9 MMdts, or 4.1%, primarily as a result of 2.6% colder weather during the first quarter of 2011, compared with the first quarter of 2010.  In addition, SJG added 3,746 customers over the twelve month period ended March 31, 2011, which represents a growth rate of 1.1%.  OSS increased 0.8 MMdts, or 70.6%, as a result of increased capacity for such sales.  Additional capacity became available during the latter part of 2010 as capacity previously transferred out of SJG under the provisions of the Conservation Incentive Program was returned to the utility.

Conservation Incentive Program (CIP) - Utility - The effects of the CIP on SJG’s net income for the three months ended March 31, 2011 and 2010 and the associated weather comparisons were as follows ($’s in millions):

	Three Months Ended March 31,
	2011	2010
Net Income Benefit:
CIP – Weather Related	$(0.6)	$0.4
CIP – Usage Related	0.6	4.0
Total Net Income Benefit	$0.0	$4.4

Weather Compared to 20-Year Average	1.6% colder	0.2% colder
Weather Compared to Prior Year	2.6% colder	3.4% warmer

Operating Revenues  - Utility -  SJG’s revenues decreased $21.7 million, or 11.1%, during the three months ended March 31, 2011 compared with the same period in the prior year after eliminating intercompany transactions.  Firm sales revenue decreased $21.8 million, or 11.6%, during the first quarter of 2011 versus the first quarter of 2010, as the result of lower natural gas costs experienced during the first quarter of 2011. The average cost of natural gas purchased during the first quarter of 2011 was $6.45 per dt, representing an 11.1% decrease relative to the average cost of $7.26 per dt during the same period in 2010.

While changes in gas costs and Basic Gas Supply Service (BGSS) recoveries may fluctuate from period to period, SJG does not profit from the sale of the commodity.  Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on Company profitability, as further discussed under “Margin - Utility.”

OSS revenue and capacity release revenue increased $3.2 million and $2.2 million, respectively, during the first quarter of 2011 versus the first quarter of 2010, as both sales volume and capacity release unit prices increased. As previously stated under “Throughput - Utility,” this was made possible when additional capacity became available during the latter part of 2010, as capacity previously transferred out of SJG under the CIP was returned to SJG. As reflected in the Margin table above, the impact of the higher OSS did not have a material impact on the earnings of the Company, as SJG is required to share 85% of the profits of such activity with the ratepayers.

Operating Revenues — Nonutility -  Combined revenues for SJI’s nonutility businesses, net of intercompany transactions, increased by $24.3 million, or 18.2%, in the three months ended March 31, 2011 compared with the same period in 2010.

SJE’s revenues from retail gas, net of intercompany transactions, increased by $1.7 million, or 4.8%, for the three months ended March 31, 2011 compared with the same period in 2010 due mainly to a 19.0% increase in sales volumes due to commercial and large volume customer acquisitions which was partially offset by a 22.5% decrease in the average monthly New York Mercantile Exchange (NYMEX) settle price for the comparative periods. As of March 31, SJE was serving the following number of retail gas customers:

	March 31,
	2011	2010
Residential	6,598	8,408

Commercial & Large Volume	915	1,056

Sales volumes for the comparative period were as follows (in dekatherms):

	2011	2010
Residential	286,768	358,702

Commercial & Large Volume	5,655,167	4,633,387

Market conditions continue to make it difficult to be competitive in the residential and small commercial markets. We continue to focus our marketing efforts on the pursuit of non-heat-sensitive commercial customers in an effort to mitigate price volatility and weather risk.

SJE’s revenues from retail electricity, net of intercompany transactions, increased $28.7 million, or 96.7%, for the three months ended March 31, 2011 compared with the same period in 2010. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $16.9 million, revenues increased $11.7 million, or 27.1%, for the three months ended March 31, 2011 compared with the same period in 2010. A summary of SJE’s revenues from retail electricity is as follows (in millions):

	Three Months Ended
	March 31,
	2011	2010	Change

SJE Retail Electric Revenue	$58.3	$29.6	$28.7

Add: Unrealized Losses (Subtract: Unrealized Gains)	(3.3)	13.7	(17.0)

SJE Retail Electric Revenue, Excluding Unrealized Losses (Gains)	$55.0	$43.3	$11.7

This increase was mainly due to customer growth and a 7.7% increase in the average monthly Locational Marginal Price (LMP) per megawatt hour for the three months ended March 31, 2011 compared with the same period of 2010.  SJE uses forward financial contracts to mitigate commodity price risk on fixed price electric contracts. In accordance with GAAP, the forward financial contracts are recorded at fair value, with changes in fair value recorded in earnings in the period of change. The related customer contracts are not considered derivatives and therefore are not recorded in earnings until the electric is delivered. As a result, earnings are subject to volatility as the market price of the forward financial contracts change, even when the underlying hedged value of the customer contract is unchanged. Over time, gains or losses on the sale of the fixed price electric under contract will be offset by losses or gains on the forward financial contracts, resulting in the realization of the profit margin expected when the transactions were initiated. With the exception of one contract with a consortium of school districts, most of SJE’s retail electric customer contracts are market-priced.

SJRG’s revenues, net of intercompany transactions, decreased $6.1 million for the three months ended March 31, 2011 compared with the same period in 2010. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts of $9.8 million due to price volatility and adjusting for realized gains and losses on all hedges attributed to inventors transactions of 0.9 million to align them with the related cost of inventory in the period of withdrawal, SJRG’s revenues decreased $15.0 million for the three months ended March 31, 2011.

A summary of SJRG’s revenue for the three months ended March 31 is as follows (in millions):

	Three Months Ended
	March 31,
	2011	2010	Change

SJRG Revenue	$48.2	$54.3	$(6.1)

Add: Unrealized Losses (Subtract: Unrealized Gains)	(1.4)	8.4	(9.8)

Add: Realized Losses (Subtract: Realized Gains) on Inventory Injection Hedges	0.2	(0.7)	0.9

SJRG Revenue, Excluding Unrealized Losses (Gains) and Realized Losses (Gains) on Inventory Injection Hedges	$47.0	$62.0	$(15.0)

The decrease in revenues for the three months ended March 31, 2011 compared with the same period in 2010 was due mainly to a 22.5% decrease in the average monthly NYMEX settle price for the comparative periods which was partially offset by a 16.8% increase in storage volumes sold.  As discussed in Note 1 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2010, revenues and expenses related to the energy trading activities of SJRG are presented on a net basis in Operating Revenues – Nonutility.

Revenues for Marina increased $0.4 million, or 4.7%, in the three months ended March 31, 2011 compared with the same period in 2010 due mainly to a 9.4% increase in hot water volumetric production and slightly higher chilled and hot water rates.

Revenues for SJESP decreased $0.3 million or 5.9% in the three months ended March 31, 2011 compared with the same period in 2010 due mainly to a decrease in customer warranty contract sales.

Margin – Utility — SJG’s margin is defined as natural gas revenues less natural gas costs; volumetric and revenue based energy taxes; and regulatory rider expenses. SJG believes that margin provides a more meaningful basis for evaluating utility operations than revenues since natural gas costs, regulatory rider expenses and related energy taxes are passed through to customers, and therefore, they have no effect on margin. Natural gas costs are charged to operating expenses on the basis of therm sales at the prices approved by the New Jersey Board of Public Utilities (BPU) through SJG’s BGSS tariff.

Total margin increased $11.5 million, or 16.1%, for the three months ended March 31, 2011, compared with the same period in 2010 primarily due to the base rate increase granted in September 2010 and customer additions. Certain revenues previously recovered through the Capital Investment Recovery Tracker (CIRT) and the CIP were rolled into base rates resulting in decreased recoveries under these programs in 2011.

Under the CIP, higher customer usage resulting from weather that was 2.6% colder than last year generated pre-tax margin of approximately $1.0 million that offset the margin that would have been lost due to lower non-weather related customer usage.  In the first quarter of 2010, the CIP protected $7.4 million of pre-tax margin that would have been lost due to lower customer usage.  Of this amount, $0.7 million was related to weather variations and $6.7 million was related to other customer usage variations.

Gross Margin — Nonutility —  Gross margin for the nonutility businesses is defined as revenue less all costs that are directly related to the production, selling and delivery of the company’s products and services. These costs primarily include natural gas and electric commodity costs as well as certain payroll and related benefits. On the statements of condensed consolidated income, revenue is reflected in Operating Revenues - Nonutility and the costs are reflected in Cost of Sales - Nonutility. As discussed in Note 16 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2010, revenues and expenses related to the energy trading activities of SJRG are presented on a net basis in Operating Revenues - Nonutility.

For the three months ended March 31, 2011, combined gross margins for the nonutility businesses, net of intercompany transactions, increased $5.8 million to $24.0 million compared with the same period in 2010. This increase is primarily due to the following:

•
Gross margin for SJRG decreased $10.3 million in the three months ended March 31, 2011 compared with the same period of 2010. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts as discussed above, gross margin for SJRG decreased $20.0 million due mainly to tighter spreads attained on our storage and transportation assets. These tighter spreads were partially offset by margins derived from increased marketing of Marcellus production gas. Storage assets allow SJRG to lock in the differential between purchasing natural gas at low current prices and selling equivalent quantities at higher future prices. Gross margin is generated via seasonal pricing differentials. While this margin will be attained over the transaction cycle, the timing of physical injections and withdraws and related hedge settlements can cause earnings fluctuations for accounting purposes due to the volatile nature of wholesale gas prices. Overall, SJRG’s contribution to margin from storage and transportation assets has decreased due to market conditions and we have begun to shed some of these assets. However, we expect to continue to add substantial margin from marketing and related opportunities in the Marcellus region, capitalizing on our established presence in the area. Future margins could fluctuate significantly due to the volatile nature of wholesale gas prices.

Storage and transportation assets under contract as of March 31 are as follows:

	2011	2010

Storage (Bcf)	12.5	12.2

Transportation (dts/day)	83,115	153,000

•
Gross Margin for Marina increased $0.2 million in the three months ended March 31, 2011 compared with the same period of 2010. Gross margin as a percentage of Operating Revenues did not change significantly in 2011 compared with 2010.

•
Gross margin from SJE’s retail gas sales was essentially unchanged for the three months ended March 31, 2011 compared with the same period in 2010. Gross margin as a percentage of Operating Revenues did not change significantly in 2011 compared with 2010.

•
Gross margin from SJE’s retail electricity sales increased $16.1 million in the three months ended March 31, 2011 compared with the same period of 2010. Excluding the impact of a $16.9 million change in unrealized gains and losses recorded on forward financial contracts, gross margin decreased $0.8 million in 2011 compared with 2010.  Excluding the impact of the unrealized losses, gross margin as a percentage of Operating Revenues decreased 2.6 percentage points in 2011 compared with 2010. This decrease is mainly due to the usage of the large number of schools that are part of a bid won in April 2009. This is a fixed-price full requirements contract. At the time we entered into this contract, we purchased a fixed price supply contract based on historical usage information contained in the bid. During the first quarter of 2010, the schools used significantly more electricity than forecast and we were able to purchase those incremental volumes at market prices that were considerably less than the original purchase price allowing us to recognize incremental margin. In the first quarter of 2011, the schools consumption was only slightly higher than forecast and we purchased those incremental volumes at market prices that were much closer to the original purchase price.

•
Gross margin for SJESP decreased $0.2 million in the three months ended March 31, 2011 compared with the same period in 2010 due mainly to the lower customer warranty contract sales as mentioned in Operating Revenues – Nonutility.  Gross margin as a percentage of Operating Revenues decreased 2.3 percentage points in 2011 compared with 2010 due to higher labor and benefit costs.

Operations Expense — A summary of net changes in operations expense follows (in thousands):

Three Months Ended March 31, 2011 vs. 2010

Utility	$466
Nonutility:
Wholesale Energy	278
Retail Gas and Other	(26)
Retail Electricity	432
On-Site Energy Production	188
Appliance Service	651
Total Nonutility	1,523
Intercompany Eliminations and Other	225
Total Operations	$2,214

Utility operations expense increased $0.5 million for the three months ended March 31, 2011, as compared with the same period in 2010.  This increase is due primarily to increased spending under the New Jersey Clean Energy Program and Energy Efficiency Programs, which experienced a net increase of $0.5 million for the first quarter of 2011 as compared with the same period in 2010.  Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting increase in revenues during the period.

Nonutility operations expense increased $1.5 million for the three months ended March 31, 2011, as compared with the same period in 2010. The increase is primarily due to additional personnel, governance and compliance costs incurred to support continued growth.

Other changes in operations expense during the three months ended March 31, 2011 were not significant.

Other Operating Expenses — Changes in other consolidated operating expenses which consist of Maintenance, Depreciation, and Energy and Other Taxes for the three months ended March 31, 2011, compared with the same period in 2010, were not significant.

Other Income and Expense - Other income and expense increased $5.6 million during the three months ended March 31, 2011, compared with the same period in 2010, primarily due to a) interest income charged on notes receivable from affiliates which increased from $0.7 million during the three months ended March 31, 2010 to $2.6 million during the three months ended March 31, 2011 and b) proceeds received from a provider of homeowner assistance services, in accordance with an agreement with the Company, that gives them the exclusive right to renew the home appliance repair contracts at SJESP.

Interest Charges – Interest charges increased by $1.0 million for the three months ended March 31, 2011, compared with the same period in 2010, primarily due to  higher short-term borrowing levels and interest rates at our non-utility businesses, primarily in support of increased project development activity, and higher levels of long-term fixed rate debt at our utility in support of increased levels of infrastructure investment.

Income Taxes –Income tax expense increased by $0.5 million for the three months ended March 31, 2011, as compared to the same period in the prior year. This increase is primarily the result of a $19.0 million increase in Income before Income Taxes offset by a decrease in the effective tax rate from 41.0% in the three months ended March 31, 2010 to 30.3% in the three months ended March 31, 2011 due to projected investment tax credits of $13.1 million available on renewable energy facilities at Marina.

Equity in Earnings of Affiliated Companies – Equity in earnings of affiliated companies increased by $1.9 million for the three months ended March 31, 2011, as compared to the same period in 2010. This increase in equity in earnings of affiliated companies is primarily due to a decrease in unrealized losses on interest rate swaps at LVE Energy Partners, LLC (LVE) that were recognized in the first quarter of 2010.

Discontinued Operations — The losses are primarily comprised of environmental remediation and product liability litigation associated with previously disposed of businesses.

LIQUIDITY AND CAPITAL RESOURCES:

Liquidity needs are driven by factors that include natural gas commodity prices; the impact of weather on customer bills; lags in fully collecting gas costs from customers under the BGSS charge; working capital needs of our energy trading and marketing activities; the timing of construction and remediation expenditures and related permanent financings; the timing of equity contributions to unconsolidated affiliates; mandated tax payment dates; both discretionary and required repayments of long-term debt; and the amounts and timing of dividend payments.

Cash Flows from Operating Activities — Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $126.0 million and $117.8 million in the first three months of 2011 and 2010, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries.  Operating activities in the first three months of 2011 produced more net cash than the same period in 2010, primarily due to higher cash collections of customer accounts receivable balances despite a $21.1 million bill credit given to utility customers in late March 2011. This cash source was also partially offset by a reduction in accounts payable balances that resulted from high gas purchases made in December 2010 being paid for in the first quarter of 2011.

Cash Flows from Investing Activities — SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. Net cash outflows for capital expenditures, which are primarily construction projects, for the first three months of 2011 and 2010 amounted to $32.1 million and $38.6 million, respectively. We estimate the net cash outflows for SJI for construction projects for fiscal years 2011, 2012 and 2013 at SJI and its unconsolidated affiliates to be approximately $134.6 million, $120.3 million and $68.0 million, respectively.  For capital expenditures, including those under SJG’s CIRT, the Company will use short-term borrowings under lines of credit from commercial banks to finance capital expenditures as incurred. From time to time, the Company will refinance the short-term debt incurred to support capital expenditures with long-term debt.

In support of its risk management activities, the Company is required to maintain margin accounts with selected counterparties as collateral for its forward contracts, swap agreements, options contracts and futures contracts. These margin accounts are included in Restricted Investments or Margin Account Liability, depending upon the value of the related contracts (the change in the Margin Account Liability is reflected in cash flows from Operating Activities) on the condensed consolidated balance sheets. The required amount of restricted investments changes on a daily basis due to fluctuations in the market value of the related outstanding contracts and are difficult to predict. Margin posted by the Company decreased by $1.7 million in the first three months of 2011, compared with an increase of $24.0 million in the same period of 2010.

During the three months ended March 31, 2011 and 2010, the Company made investments in, and provided net advances to unconsolidated affiliates of $12.5 million and $6.1 million, respectively. The purpose of these investments and advances was to cover certain project related costs of LVE Energy Partners, LLC (See Commitments and Contingencies), to provide working capital for a retail marketing operation, and to develop several landfill gas-fired electric production facilities and solar projects.

Cash Flows from Financing Activities — Short-term borrowings under lines of credit from commercial banks are used to supplement cash flows from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, short-term debt incurred to finance capital expenditures is refinanced with long-term debt.

Credit facilities and available liquidity as of March 31, 2011 were as follows (in thousands):

Company	Total Facility	Usage	Available Liquidity	Expiration Date

SJG:

Revolving Credit Facility	$100,000	$14,550	$85,450	August 2011(A)
Line of Credit	40,000	—	40,000	August 2011(A)
Uncommitted Bank Lines	40,000	5,700	34,300	Various

Total SJG	180,000	20,250	159,750

SJI:
Revolving Credit Facility	$200,000	$190,075	$9,925	August 2011 (A) (B)
Term Line of Credit	30,437	30,437	—	October 2011
Uncommitted Bank Lines	80,000	14,600	65,400	Various

Total SJI	310,437	235,112	75,325

Total	$490,437	$255,362	$235,075

(A)	See Note 15 to the condensed consolidated financial statements.

(B)	Includes letters of credit outstanding in the amount of $102.9 million.

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary the SJI facilities can also be used to support SJG’s liquidity needs. All committed facilities contain one financial covenant regarding the ratio of total debt to total capitalization, measured on a quarterly basis. SJI and SJG were in compliance with this covenant as of March 31, 2011. Borrowings under these credit facilities are at market rates. The weighted average borrowing cost, which changes daily, was 0.98% and 0.77% at March 31, 2011 and 2010, respectively.  Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business’ future liquidity needs.

SJI supplements its operating cash flow and credit lines with both debt and equity capital. Over the years, SJG has used long-term debt, primarily in the form of First Mortgage Bonds and Medium Term Notes (MTN), secured by the same pool of utility assets, to finance its long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment.  In March 2010, SJG issued $15.0 million aggregate principal amount of its MTNs under private placements.  No other long-term debt was issued during the three months ended March 31, 2011 and 2010.

 SJI’s capital structure was as follows:

	As of March 31, 2011	As of December 31, 2010

Equity	50.3%	44.8%
Long-Term Debt	37.1	35.5
Short-Term Debt	12.6	19.7
Total	100.0%	100.0%

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

During the three months ended March 31, 2011, the Company received $19.9 million of repayments from ACB Energy Partners, LLC (ACB) to Marina on a construction loan provided by Marina as discussed in Note 5 to the condensed consolidated financial statements.

COMMITMENTS AND CONTINGENCIES:

SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, and for environmental remediation costs. Cash outflows for capital expenditures for the first three months of 2011 and 2010 amounted to $32.1 million and $38.6 million, respectively. Management estimates the net cash outflows for SJI for construction projects for 2011, 2012 and 2013 at SJI and its unconsolidated affiliates to be approximately $134.6 million, $120.3 million and $68.0 million, respectively. Costs for remediation projects, net of insurance reimbursements, for the first three months of 2011 and 2010 amounted to net cash outflows of $3.3 million and net cash inflows of $0.2 million, respectively. Total cash outflows for remediation projects are expected to be $19.6 million, $12.2 million and $9.6 million for 2011, 2012 and 2013, respectively.  As discussed in Notes 10 and 15 to the Consolidated Financial Statements in Item 8 of SJI’s 10-K as of December 31, 2010, certain environmental costs are subject to recovery from insurance carriers and ratepayers.

SJI provided $102.9 million of standby letters of credit through SJI’s revolving credit facility. Letters of credit in the amount of $62.3 million support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance Marina’s initial thermal plant project and $40.6 million were posted to enable SJE to market retail electricity and for various construction activities. The Company also provided an additional $25.2 million letter of credit under a separate facility outside of the revolving credit facility to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG’s natural gas distribution system.  This letter of credit expires in August 2011.

There were no significant changes to the Company’s contractual obligations described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2010, except for commodity supply purchase obligations which decreased by approximately $66.3 million in total since December 31, 2010, due to payments made during the first quarter of 2011 on commitments at SJE and SJRG.

Off-Balance Sheet Arrangements– An off-balance sheet arrangement is any contractual arrangement involving an unconsolidated entity under which the company has either made guarantees, or has certain other interests or obligations.

The Company has recorded a liability of $1.9 million which is included in Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the condensed consolidated balance sheets as of March 31, 2011 for the fair value of the following guarantees:

•
In April 2007, SJI guaranteed certain obligations of LVE Energy Partners, LLC (LVE) an unconsolidated joint venture in which Marina has a 50% equity interest.  LVE entered into a 25-year contract with a resort developer to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada.  LVE began construction of the facility in 2007 and expected to provide full energy service in 2010 when the resort was originally scheduled to be completed.  LVE suspended construction of the district energy system and central energy center in January 2009 after the resort developer’s August 2008 announcement that it was delaying the completion of construction of the resort due to the difficult environment in the capital markets and weak economic conditions.  The resort developer had indicated that it was considering different strategies to move its project forward, including opening its project in phases and obtaining a partner, but that it was unlikely construction would resume during 2009.  In March 2011, the resort developer, repeating previous disclosures, indicated again that they do not expect to resume construction on the project for three to five years.  They stated that they remain committed to having a significant presence on the Las Vegas Strip as part of a long-term growth strategy and continue to view this site as a major strategic asset.

The district energy system and central energy center are being financed by LVE with debt that is non-recourse to SJI. The outstanding balance of LVE’s bank debt is approximately $220.5 million as of March 31, 2011.  In September 2009, LVE reached an agreement with the banks that are financing the energy facilities to address defaults under the financing agreements. These LVE defaults were caused by the resort developer’s construction delay and the termination of an energy services agreement by a hotel operator associated with the project. As a result of these defaults, the banks had previously stopped funding the project. The terms of the September 2009 agreement required SJI and its partner in this joint venture to guarantee the payment of future interest costs by LVE through, at the latest, December 2010. In addition, SJI and its partner in this joint venture each committed to provide approximately $8.9 million of additional capital as of September 2009 to cover costs related to the termination of the energy services agreement by a hotel operator and interest costs incurred since August 2008 when the resort developer suspended construction. Of this amount, $6.7 million was in the form of an irrevocable letter of credit from a bank and the remaining $2.2 million was provided in cash in 2009. In turn, the banks waived all existing defaults under the financing agreements and were relieved of their commitment to provide additional funding. The $6.7 million discussed above, along with the $30.4 million of capital that Marina originally agreed to contribute as part of its construction period financing, was contributed in December 2010. As a result of the construction delay, the district energy system and central energy center were not completed by the end of 2010 as originally expected. Consequently, the full amount of LVE’s debt became due and payable in December 2010. LVE intends to seek additional financing to complete the facility once construction of the resort resumes, however, as of December 31, 2010, LVE was in default under the financing agreements with the banks.  The Energy Sales Agreement between LVE and the resort developer includes a payment obligation by the resort developer to pay certain fees and expenses to LVE. A portion of this payment obligation is guaranteed to LVE’s lenders by the parent of the resort developer.

In March 2011, LVE reached agreements with (a) the resort developer, that specified the payments to be made by the developer to LVE during the suspension period and provided the developer and its corporate parent with an option to purchase the assets of LVE, and (b) the banks that are financing the energy facilities to address the existing default under the financing agreements. The terms of the March 2011 agreement requires the resort developer to pay certain fees and expenses to LVE on a monthly basis beginning in March 2011 until construction of the resort resumes or until the resort developer has exercised its option to purchase the energy facilities from LVE. The monthly payments to be paid to LVE by the resort developer are expected to be in amounts sufficient to reimburse LVE for costs to maintain the energy facilities and to cover debt service costs. The resort developer has provided LVE with a $6.0 million letter of credit to support its monthly payment obligation.

The banks that are financing the energy facilities have agreed not to exercise their rights under the financing agreements resulting from the event of default discussed above through December 2013, provided that no additional events of default occur. SJI and its joint venture partner have provided a total of $10.0 million in letters of credit to the banks to support LVE’s obligations, which can be drawn upon by the banks at the end of the existing agreement in December 2013 or upon the occurrence of an event of default by LVE prior to December 2013.

As of March 31, 2011, the Company had a net liability of approximately $1.6 million included in Other Noncurrent Liabilities on the condensed consolidated balance sheets related to this project, in addition to unsecured Notes Receivable – Affiliate of approximately $55.7 million due from LVE. As of March 31, 2011, SJI’s capital at risk is limited to its equity contributions, letters of credit and the unsecured notes receivable totaling approximately $70.9 million. During 2011, SJI provided support to LVE of approximately $4.3 million to cover interest and other project related costs.

As a result of the construction delay, management has evaluated the investment in LVE and concluded that the fair value of this investment continues to be in excess of the carrying value as of March 31, 2011.

In 2007, SJI issued a performance guaranty for up to $180.0 million to the resort developer to ensure that certain construction milestones relating to the development of the thermal facility are met. As a result of the resort developer not achieving certain milestones, SJI is no longer obligated under this guaranty. SJI has also guaranteed certain performance obligations of LVE under the operating agreements between LVE and the resort developer, up to $20.0 million each year for the term of the agreement, commencing with the first year of operations.  SJI and its partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees.

•
SJI has guaranteed certain obligations of BC Landfill Energy, LLC (BCLE) and WC Landfill Energy, LLC (WCLE), unconsolidated joint ventures in which Marina has a 50% equity interest through Energenic. BCLE and WCLE have entered into agreements ranging from 15-20 years with the respective county governments to lease and operate facilities that will produce electricity from landfill methane gas.  Although unlikely, the maximum amount that SJI could be obligated for, in the event that BCLE and WCLE do not meet minimum specified levels of operating performance and no mitigating action is taken, or are unable to meet certain financial obligations as they become due, is approximately $4.2 million each year.  SJI and its partner in these joint ventures have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees.  SJI holds variable interests in BCLE and WCLE but is not the primary beneficiary.

•
SJI has guaranteed the long-term debt obligations of AC Landfill Energy, LLC (ACLE), which has entered into a long-term agreement with a county government to lease and operate a facility that will produce electricity from landfill methane gas. Although unlikely, the maximum amount that SJI could be obligated for, in the event that ACLE is unable to meet certain financial obligations as they become due, is approximately $1.5 million.  SJI and its partner in this joint venture have entered into a reimbursement agreement that secures reimbursement for SJI of a proportionate share of any payments made by SJI on this guarantee.  SJI holds a variable interest in ACLE but is not the primary beneficiary.

•
As of March 31, 2011, SJI had issued $4.4 million of parental guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable our subsidiary to market retail natural gas.

Capital Contribution Obligation - In February 2011, ACR Energy Partners, LLC (ACR), a wholly-owned subsidiary of Energenic, of which Marina has a 50% equity interest, entered into a 20 year contract with a developer to build, own and operate a central energy center and energy distribution system for a planned hotel, casino and entertainment complex in Atlantic City, New Jersey. ACR expects to provide construction energy to the complex in 2011 and provide full energy services when the complex is completed in 2012. Marina and its joint venture partner will make capital contributions to ACR that will enable ACR to a) repay $42.0 million of construction advances made by the developer and b) deposit $2.8 million in a debt service reserve fund, provided, in each case, that the developer has met certain conditions. These conditions include, among others, substantial completion of the complex and demonstration of adequate financial resources to operate the complex. Marina and its joint venture partner have also agreed to provide a $5.0 million letter of credit in 2012 to support certain operating performance obligations of ACR under the operating agreements between ACR and the developer, provided the developers has met the conditions just outlined. SJI and its partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI to or on behalf of ACR.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Market Risks — Certain regulated and non-regulated SJI subsidiaries are involved in buying, selling, transporting and storing natural gas and buying and selling retail electricity for their own accounts as well as managing these activities for other third parties. These subsidiaries are subject to market risk due to price fluctuations. To hedge against this risk, we enter into a variety of physical and financial transactions including forward contracts, swaps, futures and options agreements. To manage these transactions, SJI has a well-defined risk management policy approved by our Board of Directors that includes volumetric and monetary limits. Management reviews reports detailing activity daily. Generally, the derivative activities described above are entered into for risk management purposes.

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

SJI has entered into certain contracts to buy, sell, and transport natural gas and to buy and sell retail electricity. For those derivatives not designated as hedges, we recorded the net unrealized pre-tax gain of $4.5 million and a pre-tax loss of $22.1 million in earnings during the three months ended March 31, 2011 and 2010, respectively, which are included with realized gains and losses in Operating Revenues — Nonutility.    The fair value and maturity of these energy-related contracts determined under the mark-to-market method as of March 31, 2011 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 -3 Years	Maturity Beyond 3 Years	Total

Prices actively quoted	$11,575	$2,182	$—	$13,757
Prices provided by other external sources	13,826	3,348	—	17,174
Prices based on internal models or other valuation methods	2,281	1,214	—	3,495

Total	$27,682	$6,744	$—	$34,426

Liabilities
Source of Fair Value	Maturity < 1 Year	Maturity 1 -3 Years	Maturity Beyond 3 Years	Total

Prices actively quoted	$9,173	$1,152	$—	$10,325
Prices provided by other external sources	9,804	1,411	—	11,215
Prices based on internal models or other valuation methods	3,035	1,076		4,111

Total	$22,012	$3,639	$—	$25,651

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Contracted volumes of our NYMEX contracts are 6.9 million decatherms (dts) with a weighted-average settlement price of $5.22 per dt.  Contracted volumes of our basis contracts are 18.3 million dts with a weighted average settlement price of $0.44 per dt.  Contracted volumes of electric are 1.9 million mwh with a weighted average settlement price of $54.83 per mwh.

A reconciliation of SJI’s estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Assets, January 1, 2011	$131
Contracts Settled During Three Months Ended March 31, 2011, Net	7,770
Other Changes in Fair Value from Continuing and New Contracts, Net	874

Net Derivatives — Energy Related Assets March 31, 2011	$8,775

Interest Rate Risk — Our exposure to interest-rate risk relates primarily to short-term, variable-rate borrowings. Short-term, variable-rate debt outstanding at March 31, 2011 was $152.5 million and averaged $213.9 million during the first three months of 2011. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $1.3 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2010 – 13 b.p. increase; 2009 – 29 b.p. decrease; 2008 – 397 b.p. decrease; 2007 – 45 b.p. decrease; and 2006 – 67 b.p. increase.  For March 2011, our average interest rate on variable-rate debt was 1.0%.

We issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of March 31, 2011, the interest costs on all but $7.1 million of our long-term debt was either at a fixed-rate or hedged via an interest rate derivative. Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates.

As of March 31, 2011, SJI’s active interest rate swaps were as follows:

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

Credit Risk - As of March 31, 2011, approximately $11.3 million, or 32.9%, of the current and noncurrent Derivatives – Energy Related Assets are with a single retail counterparty. This counterparty has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assignable to SJI in the event of a default by the counterparty.

As of March 31, 2011, SJRG had $82.0 million of Accounts Receivable under sales contracts. Of that total, 86% were with regulated utilities or companies rated investment-grade or guaranteed by an investment-grade-rated parent or were with companies where we have a collateral arrangement or insurance coverage. The remainder of the Accounts Receivable were within approved credit limits.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company are effective.

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item is incorporated by reference to Part I, Item 2, Pending Litigation, beginning on page 38.

Item 1A. Risk Factors

There have been no material changes to our risk factors from those disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information about purchases by SJI of its own common stock during the three months ended March 31, 2011:

Period	Total Number of Shares Purchased1	Average Price Paid Per Share1	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs2	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs2
January 2011	4,913	$52.484	—	—
February 2011	2,385	$54.490	—	—
March 2011	—	—	—	—
Total	7,298		—	—

1  The total number of shares purchased and the average price paid per share represent shares purchased in open market transactions under the South Jersey Industries Dividend Reinvestment Plan (the DRP) by the administrator of the DRP.

2  On September 22, 2008, SJI publicly announced a share repurchase program under which the Company can purchase up to 5% of its currently outstanding common stock over the next four years.  As of March 31, 2011, no shares have been purchased under this program.

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

101
The following financial statements from South Jersey Industries’ Quarterly Report on Form 10-Q for the three months ended March 31, 2011, filed with the Securities and Exchange Commission on May 9, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Balance Sheets and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

SOUTH JERSEY INDUSTRIES, INC.
(Registrant)

Dated: May 9, 2011	By:	/s/ Edward J. Graham
Edward J. Graham
Chairman, President & Chief Executive Officer

Dated: May 9, 2011	By:	/s/ David A. Kindlick
David A. Kindlick
Vice President & Chief Financial Officer