Form 10-Q
period 2011-06-30
SOUTH JERSEY INDUSTRIES INC
filed 2011-08-08
CIK 91928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 1, 2011 there were 30,034,646 shares of the registrant’s common stock outstanding.

Item 1. Unaudited Condensed Consolidated Financial Statements

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Three Months Ended
	June 30,
	2011	2010

Operating Revenues:
Utility	$64,970	$61,185
Nonutility	95,507	90,463

Total Operating Revenues	160,477	151,648

Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	28,042	23,781
- Nonutility	81,316	76,666
Operations	24,491	22,556
Maintenance	3,215	2,786
Depreciation	8,853	8,492
Energy and Other Taxes	2,121	1,949

Total Operating Expenses	148,038	136,230

Operating Income	12,439	15,418

Other Income and Expense	3,805	479

Interest Charges	(6,234)	(5,664)

Income Before Income Taxes	10,010	10,233

Income Taxes	(3,004)	(265)

Equity in Loss of Affiliated Companies	(761)	(1,427)

Income from Continuing Operations	6,245	8,541

Loss from Discontinued Operations - (Net of tax benefit)	(166)	(101)

Net Income	$6,079	$8,440

Basic Earnings Per Common Share:
Continuing Operations	$0.209	$0.286
Discontinued Operations	(0.006)	(0.003)

Basic Earnings Per Common Share	$0.203	$0.283

Average Shares of Common Stock Outstanding - Basic	29,953	29,873

Diluted Earnings Per Common Share:
Continuing Operations	$0.208	$0.285
Discontinued Operations	(0.006)	(0.003)

Diluted Earnings Per Common Share	$0.202	$0.282

Average Shares of Common Stock Outstanding - Diluted	30,037	29,975

Dividends Declared per Common Share (See Note 4)	$0.365	$0.660

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Six Months Ended
	June 30,
	2011	2010

Operating Revenues:
Utility	$239,359	$257,242
Nonutility	253,040	223,689

Total Operating Revenues	492,399	480,931

Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	110,682	139,997
- Nonutility	214,896	191,694
Operations	50,185	46,036
Maintenance	6,224	5,602
Depreciation	17,505	16,734
Energy and Other Taxes	7,421	6,821

Total Operating Expenses	406,913	406,884

Operating Income	85,486	74,047

Other Income and Expense	10,377	1,503

Interest Charges	(12,215)	(10,630)

Income Before Income Taxes	83,648	64,920

Income Taxes	(25,514)	(22,236)

Equity in Loss of Affiliated Companies	(58)	(2,575)

Income from Continuing Operations	58,076	40,109

Loss from Discontinued Operations - (Net of tax benefit)	(549)	(130)

Net Income	$57,527	$39,979

Basic Earnings Per Common Share:
Continuing Operations	$1.941	$1.344
Discontinued Operations	(0.019)	(0.005)

Basic Earnings Per Common Share	$1.922	$1.339

Average Shares of Common Stock Outstanding - Basic	29,926	29,850

Diluted Earnings Per Common Share:
Continuing Operations	$1.935	$1.339
Discontinued Operations	(0.018)	(0.004)

Diluted Earnings Per Common Share	$1.917	$1.335

Average Shares of Common Stock Outstanding - Diluted	30,014	29,944

Dividends Declared per Common Share (See Note 4)	$0.730	$0.990

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	June 30,
	2011	2010

Net Income	$6,079	$8,440

Other Comprehensive Income (Loss), Net of Tax:*

Unrealized Gain (Loss) on Available-for-Sale Securities	51	(265)
Unrealized (Loss) on Derivatives - Other	(50)	(363)
Other Comprehensive Income (Loss) of Affiliated Companies	246	(117)

Other Comprehensive Income (Loss) - Net of Tax*	247	(745)

Comprehensive Income	$6,326	$7,695

	Six Months Ended
	June 30,
	2011	2010

Net Income	$57,527	$39,979

Other Comprehensive Loss, Net of Tax:*

Unrealized (Loss) on Available-for-Sale Securities	(103)	(121)
Unrealized Gain (Loss) on Derivatives - Other	57	(266)
Other Comprehensive (Loss) of Affiliated Companies	(833)	(136)

Other Comprehensive Loss - Net of Tax*	(879)	(523)

Comprehensive Income	$56,648	$39,456

* Determined using a combined statutory tax rate of 41%.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended
	June 30,
	2011	2010

Net Cash Provided by Operating Activities	$121,982	$103,701

Cash Flows from Investing Activities:
Capital Expenditures	(67,778)	(69,102)
Net Proceeds from Sale (Purchase) of Restricted Investments in Margin Account	3,380	(6,460)
Investment in Long-Term Receivables	(2,390)	(1,529)
Proceeds from Long-Term Receivables	2,418	1,047
Purchase of Company Owned Life Insurance	(3,525)	(3,412)
Investment in Affiliate	(21,867)	(2,700)
Advances on Notes Receivable - Affiliate	(24,108)	(36,639)
Repayment of Notes Receivable - Affiliate	38,713	2,867
Other	(5,180)	-

Net Cash Used in Investing Activities	(80,337)	(115,928)

Cash Flows from Financing Activities:
Net Repayments of Lines of Credit	(55,650)	(36,950)
Proceeds from Issuance of Long-Term Debt	-	60,000
Payments for Issuance of Long-Term Debt	(28)	(623)
Dividends on Common Stock	(10,933)	(9,858)
Proceeds from Finance Obligation	23,425	-

Net Cash (Used in) Provided By Financing Activities	(43,186)	12,569

Net (Decrease) Increase in Cash and Cash Equivalents	(1,541)	342
Cash and Cash Equivalents at Beginning of Period	2,363	3,823

Cash and Cash Equivalents at End of Period	$822	$4,165

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	June 30,	December 31,
	2011	2010
Assets

Property, Plant and Equipment:
Utility Plant, at original cost	$1,437,113	$1,384,797
Accumulated Depreciation	(346,603)	(337,993)
Nonutility Property and Equipment, at cost	185,496	169,770
Accumulated Depreciation	(25,824)	(23,319)

Property, Plant and Equipment - Net	1,250,182	1,193,255

Investments:
Available-for-Sale Securities	7,116	6,720
Restricted	5,010	8,389
Investment in Affiliates	30,835	8,005

Total Investments	42,961	23,114

Current Assets:
Cash and Cash Equivalents	822	2,363
Accounts Receivable	209,707	200,773
Unbilled Revenues	19,970	72,457
Provision for Uncollectibles	(6,696)	(8,071)
Notes Receivable - Affiliate	8,372	1,183
Natural Gas in Storage, average cost	51,303	69,725
Materials and Supplies, average cost	3,879	3,796
Prepaid Taxes	33,028	31,384
Derivatives - Energy Related Assets	25,347	39,513
Other Prepayments and Current Assets	14,292	10,714

Total Current Assets	360,024	423,837

Regulatory and Other Noncurrent Assets:
Regulatory Assets	241,754	248,413
Derivatives - Energy Related Assets	6,612	11,556
Unamortized Debt Issuance Costs	7,263	7,583
Notes Receivables-Affiliate	101,802	126,727
Contract Receivables	12,320	12,486
Other	38,661	29,644

Total Regulatory and Other Noncurrent Assets	408,412	436,409

Total Assets	$2,061,579	$2,076,615

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	June 30,	December 31,
	2011	2010
Capitalization and Liabilities

Equity:
Common Stock	$37,443	$37,341
Premium on Common Stock	258,567	257,274
Treasury Stock (at par)	(183)	(179)
Accumulated Other Comprehensive Loss	(22,691)	(21,812)
Retained Earnings	333,134	297,473

Total South Jersey Industries, Inc. Shareholders' Equity	606,270	570,097

Long-Term Debt	426,400	340,000

Total Capitalization	1,032,670	910,097

Current Liabilities:
Notes Payable	195,037	250,687
Current Portion of Long-Term Debt	25,000	111,400
Accounts Payable	160,014	165,197
Customer Deposits and Credit Balances	18,834	10,917
Environmental Remediation Costs	21,902	27,074
Taxes Accrued	3,199	6,709
Derivatives - Energy Related Liabilities	18,619	42,297
Deferred Income Taxes - Net	1,145	3,282
Deferred Contract Revenues	4,466	5,442
Dividends Payable	10,933	-
Interest Accrued	7,183	7,259
Pension and Other Postretirement Benefits	1,217	1,217
Other Current Liabilities	5,194	9,043

Total Current Liabilities	472,743	640,524

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	279,422	258,402
Investment Tax Credits	1,056	1,207
Pension and Other Postretirement Benefits	75,563	71,675
Environmental Remediation Costs	65,037	64,759
Asset Retirement Obligations	28,326	27,965
Derivatives - Energy Related Liabilities	4,214	8,641
Derivatives - Other	7,493	7,404
Regulatory Liabilities	56,069	69,248
Finance Obligation	23,425	-
Other	15,561	16,693

Total Deferred Credits and Other Noncurrent Liabilities	556,166	525,994

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$2,061,579	$2,076,615

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

 Notes to Unaudited Condensed Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

GENERAL - South Jersey Industries, Inc. (SJI or the Company) currently provides a variety of energy related products and services primarily through the following subsidiaries:

■	South Jersey Gas Company (SJG) is a regulated natural gas utility. SJG distributes natural gas in the seven southernmost counties of New Jersey.

■
South Jersey Resources Group, LLC (SJRG) markets wholesale natural gas storage, commodity and transportation in the mid-Atlantic, Appalachian and southern states, and owns oil, gas an mineral rights in the Marcellus Shale region of Pennsylvania.

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

 REVENUE BASED TAXES — SJI collects certain revenue-based energy taxes from customers. Such taxes include New Jersey State Sales Tax, Transitional Energy Facility Assessment (TEFA) and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. TEFA and PUA are included in both utility revenue and cost of sales and totaled $1.2 million and $1.1 million for the three months ended June 30, 2011 and 2010, respectively, and $5.0 million and $4.8 million for the six months ended June 30, 2011 and 2010, respectively.

 GAS EXPLORATION AND DEVELOPMENT - The Company capitalizes all costs associated with gas property acquisition, exploration and development activities under the full cost method of accounting. Capitalized costs include costs related to unproved properties, which are not amortized until proved reserves are found or it is determined that the unproved properties are impaired. All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. As of June 30, 2011 and December 31, 2010, $3.2 million and $3.3 million, respectively, related to interests in proved and unproved properties in Pennsylvania, net of amortization, is included with Nonutility Property and Equipment on the condensed consolidated balance sheets.

TREASURY STOCK – SJI uses the par value method of accounting for treasury stock. As of June 30, 2011 and December 31, 2010, SJI held 146,406 and 143,546 shares of treasury stock, respectively. These shares are related to deferred compensation arrangements where the amounts earned are held in the stock of SJI.

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

NEW ACCOUNTING PRONOUNCEMENTS — Other than as described below, no new accounting pronouncement issued or effective during 2010 and 2011 had, or is expected to have, a material impact on the condensed consolidated financial statements.

The FASB has issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  This ASU allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with a total for other comprehensive income, and a total amount for comprehensive income.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Management is currently evaluating the impact that the adoption of this guidance will have on the Company’s consolidated financial statements.

2.	STOCK-BASED COMPENSATION PLAN:

Under the Amended and Restated 1997 Stock-Based Compensation Plan, no more than 2,000,000 shares in the aggregate may be issued to SJI’s officers (Officers), non-employee directors (Directors) and other key employees. The plan will terminate on January 26, 2015, unless terminated earlier by the Board of Directors. No options were granted or outstanding during the six months ended June 30, 2011 and 2010.   No stock appreciation rights have been issued under the plan. During the six months ended June 30, 2011 and 2010, SJI granted 40,711 and 52,940 restricted shares to Officers and other key employees, respectively.   These restricted shares vest over a three-year period and are subject to SJI achieving certain market-based performance targets as compared to a peer group average, which can cause the actual amount of shares that ultimately vest to range from between 0% to 150% of the original share units granted. During the six months ended June 30, 2011 and 2010, SJI granted 12,220 and 16,700 restricted shares to Directors, respectively.  Shares issued to Directors vest over a three-year service period and contain no performance conditions. As a result, 100% of the shares granted generally vest.

See Note 2 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2010 for the related accounting policy.

The following table summarizes the nonvested restricted stock awards outstanding at June 30, 2011 and the assumptions used to estimate the fair value of the awards:

	Grant Date	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate

Officers & Key Employees -	Jan. 2009	37,748	$39.350	28.6%	1.20%
	Jan. 2010	52,940	$39.020	29.0%	1.65%
	Jan. 2011	40,711	$50.940	27.5%	1.01%

Directors -	Jan. 2009	6,952	$40.265	—	—
	Jan. 2010	13,360	$37.825	—	—
	Jan. 2011	8,554	$52.940	—	—
	Jun. 2011	1,222	$53.170	—	—

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

The following table summarizes the total stock-based compensation cost for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Officers & Key Employees	$466	$407	$932	$814
Directors	327	111	457	222
Total Cost	793	518	1,389	1,036

Capitalized	(55)	(50)	(110)	(101)
Net Expense	$738	$468	$1,279	$935

As of June 30, 2011, there was $3.7 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 2.0 years.

The following table summarizes information regarding restricted stock award activity during the six months ended June 30, 2011, excluding accrued dividend equivalents:

	Officers & Other Key Employees	Directors	Weighted Average Fair Value

Nonvested Shares Outstanding, January 1, 2011	90,688	25,390	$39.049
Granted	40,711	12,220	$51.407
Vested	-	(7,522)	$43.300
Nonvested Shares Outstanding, June 30, 2011	131,399	30,088	$42.901

During the six months ended June 30, 2011 and 2010, SJI awarded 69,271 shares to its Officers and other key employees, which had vested at December 31, 2010, at a market value of $3.7 million, and 59,893 shares, which had vested at December 31, 2009, at a market value of $2.3 million, respectively. Also, during the six months ended June 30, 2011 and 2010, SJI awarded 12,220 and 16,700 shares to its Directors at a market value of $0.6 million for each period. The Company has a policy of issuing new shares to satisfy its obligations under these plans; therefore, there are no cash payment requirements resulting from the normal operation of this plan. However, a change in control could result in such shares becoming nonforfeitable or immediately payable in cash.  At the discretion of the Officers, Directors and other key employees, the receipt of vested shares can be deferred until future periods.  These deferred shares are included in Treasury Stock on the condensed consolidated balance sheets.

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

SJI conducts tests annually to estimate the environmental remediation costs for these properties.

Summarized operating results of the discontinued operations for the three and six months ended June 30, were (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Gain (Loss) before Income Taxes:
Sand Mining	$(157)	$68	$(351)	$26
Fuel Oil	(99)	(223)	(494)	(226)
Income Tax Benefits	90	54	296	70
Loss from Discontinued Operations — Net	$(166)	$(101)	$(549)	$(130)
Earnings Per Common Share from
Discontinued Operations — Net:
Basic	$(0.006)	$(0.003)	$(0.019)	$(0.005)
Diluted	$(0.006)	$(0.003)	$(0.018)	$(0.004)

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

During the first six months of 2011 and 2010, the Company made investments in, and provided net advances to, unconsolidated affiliates of $7.3 million and $36.6 million, respectively. The purpose of these investments and advances was to cover certain project related costs of LVE (See Note 11), to provide working capital for a retail marketing operation, and to develop several landfill gas-fired electric production facilities, solar and thermal energy projects.  As of June 30, 2011 and December 31, 2010, the outstanding balance on these Notes Receivable – Affiliate was $110.2 million and $127.9 million, respectively. Approximately $48.3 million of these notes are secured by property, plant and equipment of the affiliates, accrue interest at 7.5% and are to be repaid through 2025. The remaining $61.9 million of these notes are unsecured, and are either non-interest bearing or accrue interest at variable rates and are to be repaid when the affiliate secures permanent financing.

SJI holds significant variable interests in these entities, but is not the primary beneficiary. Consequently, these entities are accounted for under the equity method because SJI does not have both a) the power to direct the activities of the entity that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. As of June 30, 2011, the Company had a net asset of approximately $28.9 million included in Investment in Affiliates and Other Noncurrent Liabilities on the condensed consolidated balance sheets related to Millennium, LVE and Energenic, in addition to Notes Receivable – Affiliate as discussed above. SJI’s maximum exposure to loss from these entities as of June 30, 2011 is limited to its combined equity contributions and the Notes Receivable-Affiliate in the amount of $142.1 million.

SJRG and a joint venture partner formed Potato Creek, LLC (Potato Creek) in which SJRG has a 30% equity interest.  Potato Creek owns and manages the oil, gas and mineral rights of certain real estate in Pennsylvania.  The mineral rights have been leased to a third-party production company (See Note 15, Subsequent Events).

4.             COMMON STOCK:

The following shares were issued and outstanding at June 30:

2011
Beginning Balance, January 1	29,872,825
New Issues During Period:
Dividend Reinvestment Plan	40
Stock-Based Compensation Plan	81,491
Ending Balance, June 30	29,954,356

The par value ($1.25 per share) of stock issued was recorded in Common Stock and the net excess over par value of approximately $1.3 million was recorded in Premium on Common Stock.

EARNINGS PER COMMON SHARE (EPS) — Basic EPS is based on the weighted-average number of common shares outstanding.  The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 83,688 and 101,639 for the three months ended June 30, 2011 and 2010 respectively, and 87,980 and 94,052 shares for the six months ended June 30, 2011 and 2010, respectively.  These shares relate to SJI’s restricted stock as discussed in Note 2.

DIVIDENDS DECLARED – During the first six months of 2011 and 2010, SJI declared quarterly dividends to its common shareholders that were payable in April and July of each year.  In June 2010, SJI also declared its normal quarterly dividend that was payable in October 2010.  During 2011, SJI did not declare its October dividend until July 2011.  Consequently, Dividends Declared per Common Share on the condensed consolidated statements of income for the three and six months ended June 30, 2010 include the impact of the October 2010 dividend declaration, causing it to be higher than those declared for the three and six months ended June 30, 2011.

DIVIDEND REINVESTMENT PLAN (DRP) —The Company offers a DRP which allows participating shareholders to purchase shares of SJI common stock by the automatic reinvestment of dividends or optional purchases. Through April 2011, shares of common stock offered by the DRP have been purchased in open market transactions.  Beginning in May 2011, shares of common stock offered by the DRP have been issued directly by SJI from its authorized but unissued shares of common stock.

5.	FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS — In accordance with the terms of the Marina and certain SJG loan agreements, unused proceeds are required to be escrowed pending approved construction expenditures. As of both June 30, 2011 and December 31, 2010, the escrowed proceeds, including interest earned, totaled $1.3 million.

The Company maintains margin accounts with selected counterparties to support its risk management activities. The balances required to be held in these margin accounts increase as the net value of the outstanding energy related contracts with the respective counterparties decrease. As of June 30, 2011 and December 31, 2010, the balances in these accounts totaled $3.7 million and $7.1 million, respectively. The carrying amounts of the Restricted Investments approximate their fair values at June 30, 2011 and December 31, 2010.

LONG-TERM RECEIVABLES — SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources.  The terms of these loans call for customers to make monthly payments over a period of up to five years with no interest.  The carrying amounts of such loans were $10.4 million as of both June 30, 2011 and December 31, 2010. The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Contract Receivables on the condensed consolidated balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $1.2 million as of both  June 30, 2011 and December 31, 2010.  The annual amortization to interest is not material to the Company’s condensed consolidated financial statements.   The carrying amounts of these receivables approximate their fair value at June 30, 2011 and December 31, 2010.

CREDIT RISK - As of June 30, 2011, approximately $9.1 million, or 28.5%, of the current and noncurrent Derivatives – Energy Related Assets are with a single retail counterparty. This counterparty has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assigned to SJI in the event of a default by the counterparty.

FINANCE OBLIGATION - During 2010, ACB Energy Partners LLC (ACB), a wholly-owned subsidiary of Energenic, of which Marina has a 50% equity interest, completed construction of a combined heat and power generating facility that will serve, under an energy services agreement, a thermal plant owned by Marina. Construction period financing was provided by Marina. Due to the continuing involvement in the facility, Marina is considered the owner of the facility for accounting purposes. As a result, the Company has included $23.4 million and $20.2 million of costs to construct the facility within Nonutility Property and Equipment on the condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010, respectively. In addition, the Company recorded $23.4 million of repayments from ACB to Marina on the construction loan, within the Finance Obligation on the condensed consolidated balance sheets as of June 30, 2011. Marina does not have a fixed payment obligation to ACB; as a result, the Finance Obligation is classified as a noncurrent liability. The costs to construct the facility and the repayments of the construction loan will be amortized over the term of the energy services agreement. The impact on the condensed consolidated statements of income is not significant.

OTHER FINANCIAL INSTRUMENTS – The carrying amounts of SJI’s other financial instruments approximate their fair values at June 30, 2011 and December 31, 2010.

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

 Information about SJI’s operations in different reportable operating segments is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating Revenues:
Gas Utility Operations	$65,187	$61,344	$245,510	$258,060
Wholesale Energy Operations	6,475	(4,773)	54,746	49,668
Retail Energy Operations:
Retail Gas and Other Operations	23,042	25,781	60,284	61,615
Retail Electric Operations	54,258	58,868	114,153	90,818
On-Site Energy Production	9,863	9,180	19,651	18,530
Appliance Service Operations	4,154	4,580	8,588	9,292
Subtotal Retail Energy Operations	91,317	98,409	202,676	180,255
Corporate & Services	6,070	5,508	12,034	10,911
Subtotal	169,049	160,488	514,966	498,894
Intersegment Sales	(8,572)	(8,840)	(22,567)	(17,963)
Total Operating Revenues	$160,477	$151,648	$492,399	$480,931

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating Income (Loss):
Gas Utility Operations	$7,065	$9,224	$65,558	$57,015
Wholesale Energy Operations	1,438	(9,645)	11,095	10,649
Retail Energy Operations:
Retail Gas and Other Operations	(59)	(60)	714	646
Retail Electric Operations	2,978	14,233	6,841	2,430
On-Site Energy Production	1,273	1,445	2,367	2,555
Appliance Service Operations	(232)	(260)	(822)	2
Subtotal Retail Energy Operations	3,960	15,358	9,100	5,633
Corporate and Services	(24)	481	(267)	750
Total Operating Income	$12,439	$15,418	$85,486	$74,047

Depreciation and Amortization:
Gas Utility Operations	$10,375	$9,740	$20,678	$19,225
Wholesale Energy Operations	68	65	134	137
Retail Energy Operations:
Retail Gas and Other Operations	10	9	17	18
On-Site Energy Production	1,113	979	2,103	1,956
Appliance Service Operations	75	87	149	176
Subtotal Retail Energy Operations	1,198	1,075	2,269	2,150
Corporate and Services	178	208	339	338
Total Depreciation and Amortization	$11,819	$11,088	$23,420	$21,850

Interest Charges:
Gas Utility Operations	$4,895	$4,163	$9,924	$8,178
Wholesale Energy Operations	9	15	22	27
Retail Energy Operations:
Retail Gas and Other Operations	51	35	111	57
On-Site Energy Production	1,513	1,402	2,526	2,402
Subtotal Retail Energy Operations	1,564	1,437	2,637	2,459
Corporate and Services	689	260	1,184	317
Subtotal	7,157	5,875	13,767	10,981
Intersegment Borrowings	(923)	(211)	(1,552)	(351)
Total Interest Charges	$6,234	$5,664	$12,215	$10,630

Income Taxes:
Gas Utility Operations	$1,065	$2,125	$23,111	$20,264
Wholesale Energy Operations	858	(3,828)	5,020	4,649
Retail Energy Operations:
Retail Gas and Other Operations	24	120	538	490
Retail Electric Operations	1,217	5,847	2,795	998
On-Site Energy Production	(864)	(3,815)	(7,657)	(4,355)
Appliance Service Operations	634	(102)	1,633	12
Subtotal Retail Energy Operations	1,011	2,050	(2,691)	(2,855)
Corporate and Services	70	(82)	74	178
Total Income Taxes	$3,004	$265	$25,514	$22,236

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Property Additions:
Gas Utility Operations	$38,638	$26,802	$59,076	$58,533
Wholesale Energy Operations	6	-	30	6
Retail Energy Operations:
Retail Gas and Other Operations	2	6	15	14
On-Site Energy Production	8,590	1,929	15,297	2,164
Appliance Service Operations	132	63	133	74
Subtotal Retail Energy Operations	8,724	1,998	15,445	2,252
Corporate and Services	103	296	382	501
Total Property Additions	$47,471	$29,096	$74,933	$61,292

	June 30, 2011	December 31, 2010
Identifiable Assets:
Gas Utility Operations	$1,492,205	$1,468,635
Wholesale Energy Operations	225,022	237,978
Retail Energy Operations:
Retail Gas and Other Operations	25,426	21,532
Retail Electric Operations	34,911	37,383
On-Site Energy Production	181,084	147,064
Appliance Service Operations	20,380	18,528
Subtotal Retail Energy Operations	261,801	224,507
Discontinued Operations	466	890
Corporate and Services	100,763	168,788
Intersegment Assets	(18,678)	(24,183)
Total Identifiable Assets	$2,061,579	$2,076,615

7.	RATES AND REGULATORY ACTIONS:

SJG is subject to the rules and regulations of the New Jersey Board of Public Utilities (BPU). SJG made a filing with the BPU in October 2010 requesting an extension of the Capital Investment Recovery Tracker (CIRT II).  The BPU approved  the CIRT II program in March 2011, allowing SJG to accelerate an additional $60.3 million of capital spending into 2011 and 2012.  Under CIRT II, SJG capitalizes our return on CIRT II investments until they are recovered in rate base as utility plant in service.  In June 2011, SJG filed a petition for recovery of CIRT II investments through rate base and a request to increase base rates by 0.5% in October 2011.  This petition is currently pending.

In March 2011, SJG credited the accounts of its Basic Gas Supply Service (BGSS) customers with refunds totaling $21.1 million due to actual gas costs being lower than projected.   In June 2011, SJG filed its annual BGSS clause and Conservation Incentive Program (CIP) filings with the BPU.  These petitions request a 2.9% reduction in rates for the BGSS and a 2.5% reduction in rates for the CIP, both commencing in October 2011.  Also in June 2011, SJG filed its annual Energy Efficiency Tracker (EET) petition, requesting a 0.5% increase.  These petitions are currently pending.

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

Regulatory Assets consisted of the following items (in thousands):

	June 30, 2011	December 31, 2010
Environmental Remediation Costs:
Expended - Net	$43,817	$39,056
Liability for Future Expenditures	82,249	87,393
Income Taxes-Flowthrough Depreciation	285	774
Deferred Asset Retirement Obligation Costs	24,550	24,247
Deferred Pension and Other Postretirement Benefit Costs	68,828	69,017
Conservation Incentive Program Receivable	2,846	12,291
Societal Benefit Costs Receivable	5,987	4,216
Premium for Early Retirement of Debt	618	699
Other Regulatory Assets	12,574	10,720

Total Regulatory Assets	$241,754	$248,413

Regulatory Liabilities consisted of the following items (in thousands):

	June 30, 2011	December 31, 2010
Excess Plant Removal Costs	$47,843	$48,409
Deferred Revenues - Net	4,605	20,179
Other Regulatory Liabilities	3,621	660

Total Regulatory Liabilities	$56,069	$69,248

DEFERRED REVENUES – NET – Over/under collections of gas costs are monitored through SJG’s BGSS clause.  Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability.  Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval.  The BGSS decreased from a $20.2 million regulatory liability at December 31, 2010 to a $4.6 million regulatory liability at June 30, 2011 primarily due to the BGSS refund to customers discussed above in Note 7, partially offset by gas costs recovered from customers exceeding the actual cost of the commodity incurred during the first six months of 2011 as a result of natural gas prices remaining at very low levels.

9.	PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three and six months ended June 30, 2011 and 2010, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Service Cost	$946	$854	$1,959	$1,713
Interest Cost	2,404	2,338	4,762	4,599
Expected Return on Plan Assets	(2,340)	(2,258)	(4,684)	(4,201)
Amortizations:
Prior Service Cost	66	78	133	140
Actuarial Loss	1,417	999	2,720	2,375
Net Periodic Benefit Cost	2,493	2,011	4,890	4,626
ERIP Costs	-	-	102	-
Capitalized Benefit Costs	(902)	(766)	(1,812)	(1,754)
Total Net Periodic Benefit Expense	$1,591	$1,245	$3,180	$2,872

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Service Cost	$228	$221	$498	$460
Interest Cost	820	813	1,600	1,634
Expected Return on Plan Assets	(562)	(564)	(1,124)	(969)
Amortizations:
Prior Service Credits	(88)	(89)	(177)	(177)
Actuarial Loss	434	291	827	747
Net Periodic Benefit Cost	832	672	1,624	1,695
Capitalized Benefit Costs	(297)	(240)	(605)	(659)
Total Net Periodic Benefit Expense	$535	$432	$1,019	$1,036

Capitalized benefit costs reflected in the table above relate to SJG’s construction program.

The ERIP costs reflected in the table above relate to an early retirement plan offered during 2011 to one of our business segments.

No contributions were made to the pension plans during the six-month period ended June 30, 2011.  During May 2010, SJI contributed $8.0 million to its pension plans.  We do not expect to make any contributions to our pension plans in 2011; however, changes in future investment performance and discount rates may ultimately result in a contribution. We also have a regulatory obligation to contribute approximately $3.6 million annually to our other postretirement benefit plans’ trusts, less costs incurred directly by us.

See Note 12 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2010, for additional information related to SJI’s pension and other postretirement benefits.

10.           UNUSED LINES OF CREDIT:

Credit facilities and available liquidity as of June 30, 2011 were as follows (in thousands):

Company	Total Facility	Usage	Available Liquidity	Expiration Date

SJG:

Revolving Credit Facility	$200,000	$40,500	$159,500	May 2015 (A)
Uncommitted Bank Lines	20,000	20,000	—	Various

Total SJG	220,000	60,500	159,500

SJI:

Revolving Credit Facility	$300,000	$207,035	$92,965	April 2015 (B)
Term Line of Credit	30,437	30,437	—	October 2011

Total SJI	330,437	237,472	92,965

Total	$550,437	$297,972	$252,465

(A)	See Note 15 - Subsequent Events.
(B)	Includes letters of credit outstanding in the amount of $102.9 million.

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary the SJI facilities can also be used to support SJG’s liquidity needs. Borrowings under these credit facilities are at market rates. The weighted average borrowing cost, which changes daily, was 1.43% and 0.73% at June 30, 2011 and 2010, respectively. Average borrowings outstanding under these credit facilities during the six months ended June 30, 2011 and 2010 were $192.4 million and $169.4 million, respectively. The maximum amounts outstanding under these credit facilities during the six months ended June 30, 2011 and 2010 were $258.4 million and $216.5 million, respectively.

New revolving credit facilities were established by SJI and SJG in April 2011 and May 2011, respectively. The SJI facility is a $300.0 million, four-year facility provided by a syndicate of banks. The SJG facility is a $200.0 million, four-year facility, provided by the same syndicate of banks. Each facility contains one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreements) to not more than 0.65 to 1, measured at the end of each fiscal quarter. SJI and SJG were in compliance with these covenants as of June 30, 2011. These facilities replace SJI’s $200.0 million revolving credit facility and SJG’s $100.0 million revolving credit facility and $40.0 million committed line of credit, all of which would otherwise have expired in August of 2011. The letters of credit that provide liquidity support for the variable-rate revenue bonds issued by Marina are now issued under SJI’s new revolving credit facility that expires in 2015. Consequently, these bonds, which were included in the current portion of long-term debt as of December 31, 2010, are now included in long-term debt as of June 30, 2011.

11.	COMMITMENTS AND CONTINGENCIES:

GUARANTEES — The Company has recorded a liability of $1.9 million which is included in Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the condensed consolidated balance sheets as of June 30, 2011 for the fair value of the following guarantees:

In April 2007, SJI guaranteed certain obligations of LVE Energy Partners, LLC (LVE) an unconsolidated joint venture in which Marina has a 50% equity interest.  LVE entered into a 25-year contract with a resort developer to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada.  LVE began construction of the facility in 2007 and expected to provide full energy service in 2010 when the resort was originally scheduled to be completed.  LVE suspended construction of the district energy system and central energy center in January 2009 after the resort developer’s August 2008 announcement that it was delaying the completion of construction of the resort due to the difficult environment in the capital markets and weak economic conditions.  The resort developer had indicated that it was considering different strategies to move its project forward, including opening its project in phases and obtaining a partner, but that it was unlikely construction would resume during 2009.  In May 2011, the resort developer, repeating previous disclosures, indicated again that they do not expect to resume construction on the project for three to five years.  They stated that they remain committed to having a significant presence on the Las Vegas Strip as part of a long-term growth strategy and continue to view this site as a major strategic asset.

The district energy system and central energy center are being financed by LVE with debt that is non-recourse to SJI. The outstanding balance of LVE’s bank debt is approximately $220.4 million as of June 30, 2011.   As a result of the construction delay, the district energy system and central energy center were not completed by the end of 2010 as originally expected. Consequently, the full amount of LVE’s debt became due and payable in December 2010. LVE intends to seek additional financing to complete the facility once construction of the resort resumes, however, as of December 31, 2010, LVE was in default under the financing agreements with the banks.  The Energy Sales Agreement between LVE and the resort developer includes a payment obligation by the resort developer to pay certain fees and expenses to LVE. A portion of this payment obligation is guaranteed to LVE’s lenders by the parent of the resort developer.

In March 2011, LVE reached agreements with (a) the resort developer, that specified the payments to be made by the developer to LVE during the suspension period and provided the developer and its corporate parent with an option to purchase the assets of LVE, and (b) the banks that are financing the energy facilities to address the existing default under the financing agreements. The terms of the March 2011 agreement requires the resort developer to pay certain fees and expenses to LVE on a monthly basis beginning in March 2011 until construction of the resort resumes or until the resort developer has exercised its option to purchase the energy facilities from LVE. The monthly payments that are being paid to LVE by the resort developer are expected to be sufficient to reimburse LVE for costs to maintain the energy facilities and to cover debt service costs over time. The resort developer has provided LVE with a $6.0 million letter of credit to support its monthly payment obligation.

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

As of June 30, 2011, the Company had a net liability of approximately $1.6 million included in Other Noncurrent Liabilities on the condensed consolidated balance sheets related to this project, in addition to unsecured Notes Receivable – Affiliate of approximately $55.0 million due from LVE. As of June 30, 2011, SJI’s capital at risk is limited to its equity contributions, letters of credit and the unsecured notes receivable totaling approximately $69.3 million. During 2011, SJI provided support to LVE of approximately $4.9 million to cover interest and other project related costs.

As a result of the construction delay, management has evaluated the investment in LVE and concluded that the fair value of this investment continues to be in excess of the carrying value as of June 30, 2011.

SJI has guaranteed certain performance obligations of LVE under the operating agreements between LVE and the resort developer, up to $20.0 million each year for the term of the agreement, commencing with the first year of operations.  SJI and its partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on this guarantee.

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

As of June 30, 2011, SJI had issued $4.7 million of parental guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable our subsidiary to market retail natural gas.

CAPITAL CONTRIBUTION OBLIGATION -  In February 2011, ACR Energy Partners, LLC (ACR), a wholly-owned subsidiary of Energenic, of which Marina has a 50% equity interest, entered into a 20 year contract with a developer to build, own and operate a central energy center and energy distribution system for a planned hotel, casino and entertainment complex in Atlantic City, New Jersey. ACR is currently providing construction energy to the complex and will provide full energy services when the complex is completed in 2012. Marina and its joint venture partner will make capital contributions to ACR that will enable ACR to a) repay $42.0 million of construction advances made by the developer and b) deposit $2.8 million in a debt service reserve fund, provided, in each case, that the developer has met certain conditions. These conditions include, among others, substantial completion of the complex and demonstration of adequate financial resources to operate the complex. Marina and its joint venture partner have also agreed to provide a $5.0 million letter of credit in 2012 to support certain operating performance obligations of ACR under the operating agreements between ACR and the developer, provided the developer has met the conditions just outlined. SJI and its partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI to or on behalf of ACR.

COLLECTIVE BARGAINING AGREEMENTS — Unionized personnel represent approximately 50.0% of our workforce at June 30, 2011. The Company has collective bargaining agreements with two unions that represent these employees: the International Brotherhood of Electrical Workers (IBEW) Local 1293 and the International Association of Machinists and Aerospace Workers (IAM) Local 76.  SJG and SJESP employees represented by the IBEW operate under a collective bargaining agreement that runs through February 2013, with the option to extend until February 2014 at the union’s election. The remaining unionized employees represented by the IAM operate under a collective bargaining agreement that expires in August 2014.

STANDBY LETTERS OF CREDIT — SJI provided $102.9 million of standby letters of credit through SJI’s revolving credit facility. Letters of credit in the amount of $62.3 million support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance Marina’s initial thermal plant project and $40.6 million were posted to enable SJE to market retail electricity and for various construction activities. The Company also provided an additional $25.2 million letter of credit under a separate facility outside of the revolving credit facility to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG’s natural gas distribution system.  As of December 31, 2010, these bonds were included in the current portion of long-term debt because this letter of credit expired during 2011.  The replacement letter of credit expires in August 2015, and as a result, the related bonds are now included in long-term debt as of June 30, 2011.

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

Certain SJI subsidiaries are involved in buying, selling, transporting and storing natural gas and buying and selling retail electricity for their own accounts as well as managing these activities for third parties. These subsidiaries are subject to market risk on expected future purchases and sales due to commodity price fluctuations. The Company uses a variety of derivative instruments to limit this exposure to market risk in accordance with strict corporate guidelines.  These derivative instruments include forward contracts, swap agreements, options contracts and futures contracts. As of June 30, 2011, the Company had outstanding derivative contracts intended to limit the exposure to market risk on 13.8 MMdts of expected future purchases of natural gas, 12.4 MMdts of expected future sales of natural gas, 1.7 MMmwh of expected future purchases of electricity and 0.1 MMmwh of expected future sales of electricity.  These contracts, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives — Energy Related Assets or Derivatives — Energy Related Liabilities on the condensed consolidated balance sheets. The net unrealized pre-tax gains and losses for these energy related commodity contracts are included with realized gains and losses in Operating Revenues – Nonutility.

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

The fair values of all derivative instruments, as reflected in the condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010, are as follows (in thousands):

Derivatives not designated as hedging instruments under GAAP	June 30, 2011		December 31, 2010
	Assets	Liabilities	Assets	Liabilities
Energy related commodity contracts:
Derivatives – Energy Related – Current	$25,347	$18,619	$39,513	$42,297
Derivatives – Energy Related – Non-Current	6,612	4,214	11,556	8,641
Interest rate contracts:
Derivatives - Other	—	5,639	—	5,539
Total derivatives not designated as hedging instruments under GAAP	31,959	28,472	51,069	56,477

Derivatives designated as hedging instruments under GAAP

Interest rate contracts:
Derivatives - Other	—	1,854	—	1,865
Total derivatives designated as hedging instruments under GAAP	—	1,854	—	1,865

Total Derivatives	$31,959	$30,326	$51,069	$58,342

The effect of derivative instruments on the condensed consolidated statements of income for the three and six months ended June 30, 2011 and 2010 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
Derivatives in Cash Flow Hedging Relationships	2011	2010	2011	2010

Interest Rate Contracts:
Losses recognized in OCI on effective portion	$(462)	$(387)	$(642)	$(314)
Losses reclassified from accumulated OCI into income (a)	$(377)	$(235)	$(737)	$(468)
Gains or (losses) recognized in income on ineffective portion (a)	—	—	—	—

(a) Included in Interest Charges
	Three months ended June 30,		Six months ended June 30,
Derivatives Not Designated as Hedging Instruments under GAAP	2011	2010	2011	2010

Gains (losses) on energy related commodity contracts (a)	$1,657	$4,207	$6,132	$(17,917)
(Losses) gains on interest rate contracts (b)	(250)	(600)	11	(838)

Total	$1,407	$3,607	$6,143	$(18,755)

(a)  Included in Operating Revenues - Non Utility
(b)  Included in Interest Charges

Net realized losses associated with SJG’s energy-related financial commodity contracts of $2.5 million and $8.2 million for the three months ended June 30, 2011 and 2010, respectively, and $7.1 million and $12.3 million for the six months ended June 30, 2011 and 2010, respectively, are not included in the above table. These contracts are part of SJG’s regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to, and recoverable through, regulatory riders, any changes in the value of SJG’s energy related financial commodity contracts are deferred in Regulatory Assets or Liabilities and there is no impact to earnings.

Certain of the Company’s derivative instruments contain provisions that require immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions in the event of a material adverse change in the credit standing of the Company. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on June 30, 2011, is $7.7 million.   If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2011, the Company would have been required to settle the instruments immediately or post collateral to its counterparties of approximately $2.4 million after offsetting asset positions with the same counterparties under master netting arrangements.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of June 30, 2011	Total	Level 1	Level 2	Level 3

Assets
Available-for-Sale Securities (A)	$7,116	$20	$7,096	$—
Derivatives – Energy Related Assets (B)	31,959	10,400	16,915	4,644
	$39,075	$10,420	$24,011	$4,644

Liabilities

Derivatives – Energy Related Liabilities (B)	$22,833	$6,962	$12,989	$2,882
Derivatives – Other (C)	7,493	—	7,493	—
	$30,326	$6,962	$20,482	$2,882

As of December 31, 2010	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$6,720	$6,720	$—	$—
Derivatives – Energy Related Assets (B)	51,069	21,204	24,878	4,987
	$57,789	$27,924	$24,878	$4,987

Liabilities
Derivatives – Energy Related Liabilities (B)	$50,938	$19,513	$23,275	$8,150
Derivatives – Other (C)	7,404	—	7,404	—
	$58,342	$19,513	$30,679	$8,150

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

Transfers between different levels of the fair value hierarchy may occur based on the level of observable inputs used to value the instruments from period to period.  During the three and six months ended June 30, 2011, there were no transfers between levels within the fair value hierarchy, including no transfers in or out of Level 3.

The changes in fair value measurements of Derivatives – Energy Related Assets and Liabilities for the three and six months ended June 30, 2011, using significant unobservable inputs (Level 3), are as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
Balance at beginning of period	$(616)	$(3,163)
Total gains and losses (realized/unrealized) included in earnings	1,565	(586)
Transfers in and/or out of Level 3, net	—	—
Settlements	813	5,511

Balance at June 30, 2011	$1,762	$1,762

Total losses for 2011 included in earnings that are attributable to the change in unrealized losses relating to those assets and liabilities still held as of June 30, 2011, is $0.6 million.  These losses are included in Operating Revenues-Nonutility on the condensed consolidated statements of income.

14.	LONG-TERM DEBT:

The Company did not issue any long-term debt during the first six months of 2011.  During the first six months of 2010, SJG issued $60.0 million aggregate principal amount of its Medium Term Notes in private placements due 2026.  As of both June 30, 2011 and December 31, 2010, $35.0 million remained available under this $150.0 million Medium Term Note program that was approved by the NJBPU in September 2009.

The estimated fair values of SJI’s long-term debt, including current maturities, as of June 30, 2011 and December 31, 2010, were $517.8 million and $517.0 million, respectively.  The carrying amounts of SJI’s long-term debt, including current maturities, as of both June 30, 2011 and December 31, 2010, were $451.4 million.  We based the estimates on interest rates available to SJI at the end of each period for debt with similar terms and maturities.  The carrying amounts of SJI’s other financial instruments approximate their fair values at June 30, 2011 and December 31, 2010.

15.           SUBSEQUENT EVENTS:

In July 2011, SJG began a commercial paper program under which SJG may issue short-term, unsecured promissory notes to qualified investors up to a maximum aggregate amount outstanding at any time of $200.0 million.  The notes will have fixed maturities which will vary by note, but may not exceed 270 days from the date of issue. Proceeds from the notes will be used for general corporate purposes.  SJG intends to use the commercial paper program in tandem with its new $200 million revolving credit facility and does not expect the principal amount of borrowings outstanding under the commercial paper program and the credit facility at any time to exceed an aggregate of $200 million.

Also in July 2011, Potato Creek entered into agreements to sell certain natural gas production assets in the Marcellus Shale region of Pennsylvania. The closing is expected to occur in the fourth quarter of 2011. Potato Creek will retain its interest in the oil, gas and minerals and will continue to earn royalties on production, consistent with an existing lease agreement. Total cash proceeds to the Company from the sale are expected to be approximately $9.0 million.

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

Net Income attributable to SJI for the three months ended June 30, 2011 decreased $2.4 million, or 28.0% to $6.1 million compared to the three months ended June 30, 2010 primarily as a result of the following:

●
The income contribution from SJE for the three months ended June 30, 2011 decreased $6.8 million to $1.8 million due primarily to the change in unrealized gains and losses on forward financial contracts used to mitigate price risk on electric as discussed under Operating Revenues – Nonutility below.

●
The income contribution from Marina for the three months ended June 30, 2011 decreased $2.0 million to $0.6 million due primarily to the timing of the investment tax credit available on renewable energy facilities as compared to the prior year.

●
The income contribution from SJRG for the three months ended June 30, 2011 increased $6.7 million to $1.2 million due primarily to an increase in volumes driven by the marketing of additional Marcellus production gas.

Net Income attributable to SJI for the six months ended June 30, 2011 increased $17.6 million, or 43.9% to $57.5 million compared to the six months ended June 30, 2010 primarily as a result of the following:

●
The income contribution from Marina for the six months ended June 30, 2011 increased $7.5 million to $9.6 million due primarily to the impact of the investment tax credit available on renewable energy facilities.

●	The income contribution from SJG for the six months ended June 30, 2011 increased $4.9 million to $33.9 million due primarily to the settlement of the base rate case in September 2010.

●
The income contribution from SJE for the six months ended June 30, 2011 increased $2.7 million to $4.8 million due primarily to the change in unrealized gains and losses on forward financial contracts used to mitigate price risk on electric as discussed under Operating Revenues – Nonutility below.

●
The income contribution from SJESP for the six months ended June 30, 2011 increased $2.3 million to $2.4 million due to proceeds received from a provider of homeowner assistance services, in accordance with an agreement with the Company that gives them the exclusive right to renew the home appliance repair contracts at SJESP.

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

Economic Earnings for the three months ended June 30, 2011 decreased $1.3 million, or 18.3%, to $5.9 million compared with the same period in 2010, primarily as a result of the following:

●
The income contribution from Marina for the three months ended June 30, 2011 decreased $2.5 million to $1.2 million due primarily to the timing of the investment tax credit available on renewable energy facilities as compared to the prior year.

●
The income contribution from SJRG for the three months ended June 30, 2011 increased $1.5 million to $1.4 million due primarily to an increase in volumes driven by the marketing of additional Marcellus production gas.

Economic Earnings for the six months ended June 30, 2011 increased $3.0 million, or 5.7%, to $54.8 million compared with the same period in 2010, primarily as a result of the following:

●
The income contribution from Marina for the six months ended June 30, 2011 increased $5.8 million to $9.8 million due primarily to the impact of the investment tax credit available on renewable energy facilities.

●	The income contribution from SJG for the six months ended June 30, 2011 increased $4.9 million to $33.9 million due primarily to the settlement of the base rate case in September 2010.

●
The income contribution from SJESP for the six months ended June 30, 2011 increased $2.3 million to $2.4 million due to proceeds received from a provider of homeowner assistance services, in accordance with an agreement with the Company that gives them the exclusive right to renew the home appliance repair contracts at SJESP.

●	The income contribution from SJRG for the six months ended June 30, 2011 decreased $9.5 million to $6.7 million due primarily to tighter spreads on our storage and transportation assets.

The following table presents a reconciliation of our income from continuing operations and earnings per share from continuing operations to Economic Earnings and Economic Earnings per share for the three and six months ended June 30 (in thousands except per share data):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Income from Continuing Operations	$6,245	$8,541	$58,076	$40,109
Minus/Plus:
Unrealized Mark-to-Market (Gains)/Losses on Derivatives and Realized (Gains)/Losses on Inventory Injection Hedges	(352)	(1,331)	(3,297)	11,711
Economic Earnings	$5,893	$7,210	$54,779	$51,820

Earnings per Share from Continuing Operations	$0.21	$0.29	$1.94	$1.34
Minus/Plus:
Unrealized Mark-to-Market (Gains)/Losses on Derivatives and Realized (Gains)/Losses on Inventory Injection Hedges	(0.01)	(0.05)	(0.11)	0.39
Economic Earnings per Share	$0.20	$0.24	$1.83	$1.73

Non-Utility Income from Continuing Operations	$4,626	$5,365	$24,160	$11,063
Minus/Plus:
Unrealized Mark-to-Market (Gains)/Losses on Derivatives and Realized (Gains)/Losses on Inventory Injection Hedges	(352)	(1,331)	(3,297)	11,711
Non-Utility Economic Earnings	$4,274	$4,034	$20,863	$22,774

Wholesale Energy Income from Continuing Operations	$1,242	$(5,490)	$7,270	$6,601
Minus/Plus:
Unrealized Mark-to-Market (Gains)/Losses on Derivatives and Realized (Gains)/Losses on Inventory Injection Hedges	103	5,334	(554)	9,579
Wholesale Energy Economic Earnings	$1,345	$(156)	$6,716	$16,180

Retail Energy Income (Loss) from Continuing Operations	$3,384	$10,855	$16,890	$4,462
Minus/Plus:
Unrealized Mark-to-Market (Gains)/Losses on Derivatives and Realized (Gains)/Losses on Inventory Injection Hedges	(455)	(6,665)	(2,743)	2,132
Retail Energy Economic Earnings	$2,929	$4,190	$14,147	$6,594

The following tables summarize the composition of selected SJG data for the three and six months ended June 30 (in thousands, except for degree day data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Utility Throughput – dth:
Firm Sales -
Residential	2,514	2,309	13,755	13,740
Commercial	639	634	3,434	3,328
Industrial	27	24	182	172
Cogeneration & Electric Generation	434	356	554	400
Firm Transportation -
Residential	317	207	1,570	1,189
Commercial	877	809	3,636	3,450
Industrial	3,191	3,254	6,636	6,343
Cogeneration & Electric Generation	1,125	803	3,526	2,996

Total Firm Throughput	9,124	8,396	33,293	31,618

Interruptible Sales	9	40	12	43
Interruptible Transportation	372	268	1,064	854
Off-System	1,551	1,921	3,455	3,037
Capacity Release	17,504	9,203	27,659	19,392

Total Throughput - Utility	28,560	19,828	65,483	54,944

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Utility Operating Revenues:
Firm Sales -
Residential	$34,036	$31,845	$148,888	$169,360
Commercial	7,741	6,862	34,541	36,485
Industrial	574	206	2,294	2,001
Cogeneration & Electric Generation	2,692	2,273	3,501	2,684
Firm Transportation -
Residential	2,313	1,502	8,863	5,956
Commercial	3,482	3,244	13,187	11,843
Industrial	4,270	4,675	8,665	8,651
Cogeneration & Electric Generation	745	709	2,487	2,718

Total Firm Revenues	55,853	51,316	222,426	239,698

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Interruptible Sales	161	590	215	638
Interruptible Transportation	328	291	962	898
Off-System	7,314	8,622	17,448	15,546
Capacity Release	1,228	212	3,899	730
Other	303	313	560	550
	65,187	61,344	245,510	258,060
Less: Intercompany Sales	(217)	(159)	(6,151)	(818)
Total Utility Operating Revenues	64,970	61,185	239,359	257,242
Less:
Cost of Sales	28,042	23,782	110,682	139,998
Conservation Recoveries*	1,447	1,254	4,702	4,373
RAC Recoveries*	1,592	1,740	3,183	3,481
EET Recoveries*	635	359	1,144	538
Revenue Taxes	1,156	1,094	5,029	4,846
Utility Margin	$32,098	$32,956	$114,619	$104,006

Margin:
Residential	$19,676	$14,783	$78,475	$60,083
Commercial and Industrial	9,239	6,764	30,566	21,722
Cogeneration and Electric Generation	765	679	1,540	1,388
Interruptible	39	76	87	114
Off-system & Capacity Release	233	68	928	377
Other Revenues	386	755	642	991
Margin Before Weather Normalization & Decoupling	30,338	23,125	112,238	84,675
CIRT Mechanism	626	2,538	1,192	4,562
CIP Mechanism	1,040	7,250	1,014	14,692
EET Mechanism	94	43	175	77
Utility Margin	$32,098	$32,956	$114,619	$104,006

Degree Days:	376	346	2,871	2,779

*Represents expenses for which there is a corresponding credit in operating revenues.  Therefore, such recoveries have no impact on our financial results.

Throughput - Utility -   Total gas throughput increased 8.7 MMdts, or 44.0%, and 10.5 MMdts, or 19.2%, for the three and six months ended June 30, 2011, compared with the same periods in 2010, respectively.  These increases were realized primarily in the Capacity Release markets.   Capacity Release increased 8.3 MMdts in both the three and six months ended June 30, 2011, as compared with the same periods in 2010, respectively, as a result of increased opportunity for such sales.  Additional capacity became available during the latter part of 2010 as capacity previously transferred out of SJG under the provisions of the Conservation Incentive Program (CIP) was returned to the utility. Firm throughput increased 0.7 MMdts, or 8.7%, and 1.7 MMdts, or 5.3%, during the three and six months ended June 30, 2011, compared to the same periods in 2010, respectively.  This was primarily the result of weather that was 8.7% colder during the second quarter and 3.3% colder for the six months ended June 30, 2011, as compared with the same periods last year.  In addition, the Company added 3,594 customers over the twelve month period ended June 30, 2011, which represents a growth rate of 1.0%.

Conservation Incentive Program (CIP) - Utility - The effects of the CIP on SJG’s net income for the three and six months ended June 30, 2011 and 2010 and the associated weather comparisons were as follows ($’s in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net Income Benefit:
CIP – Weather Related	$1.9	$1.9	$1.3	$2.3
CIP – Usage Related	(1.3)	2.4	(0.7)	6.4
Total Net Income Benefit	$0.6	$4.3	$0.6	$8.7

Weather Compared to 20-Year Average	29.5% warmer	37.0% warmer	3.9% warmer	6.7% warmer
Weather Compared to Prior Year	8.7% colder	28.1% warmer	3.3% colder	7.3% warmer

Operating Revenues  - Utility -   SJG’s revenues increased $3.8 million, or 6.2%, during the three months ended June 30, 2011 compared with the same period in the prior year, after eliminating intercompany transactions.  Firm sales revenue increased $4.5 million, or 8.8%, during the second quarter of 2011 versus the second quarter of 2010, as the result of higher firm throughput. As discussed previously under the caption “Throughput-Utility,” this increase was primarily the result of weather that was 8.7% colder during the second quarter of 2011 versus the same period in 2010, and the addition of approximately 3,600 customers over the twelve month period ended June 30, 2011.

A significant increase in Capacity Release throughput during the quarter, coupled with slightly higher pricing, contributed an incremental $1.0 million to revenue during the second quarter of 2011, as compared to the same period in 2010.  As previously stated under “Throughput-Utility,” this was made possible when additional capacity became available during the latter part of 2010, as capacity previously transferred out of SJG under the CIP was returned to SJG. Off-System Sales (OSS) revenue decreased $1.3 million during the second quarter of 2011 versus the second quarter of 2010, as more of the newly available capacity was directed toward capacity release than OSS. As reflected in the Margin table above, the impact of the fluctuations in both Capacity Release and OSS did not have a material impact on the earnings of the Company, as SJG is required to share 85% of the profits of such activity with the ratepayers.

SJG’s revenues decreased $17.9 million, or 7.0%, during the six months ended June 30, 2011 compared with the same period in the prior year, after eliminating intercompany transactions.  Firm sales revenue decreased $17.3 million, or 7.2%, during the first six months of 2011 versus the same period in 2010, as the result of lower natural gas costs experienced during 2011 which precipitated the return of $21.1 million in the form of a customer refund in March 2011.  The average cost of natural gas purchased during the first six months of 2011 was $6.26 per dt, representing an 9.3% decrease relative to the average cost of $6.90 per dt during the same period in 2010.

While changes in gas costs and Basic Gas Supply Service (BGSS) recoveries may fluctuate from period to period, SJG does not profit from the sale of the commodity.  Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on Company profitability, as further discussed under “Margin-Utility.”

Partially offsetting the negative impact of the refund on revenues was the impact of adding approximately 3,600 customers over the last twelve months, and weather that was 3.3% colder during the first six months of 2011, as compared with the same period in 2010.

OSS revenue and capacity release revenue increased $1.9 million and $3.2 million, respectively, during the first six months of 2011 versus the same period in 2010, as both sales volume and capacity release unit prices increased. As previously stated under “Throughput-Utility,” this was made possible when additional capacity became available during the latter part of 2010, as capacity previously transferred out of SJG under the CIP was returned to SJG. As reflected in the Margin table above, the impact of the higher OSS did not have a material impact on the earnings of the Company, as SJG is required to share 85% of the profits of such activity with the ratepayers.

Operating Revenues — Nonutility -  Combined revenues for SJI’s nonutility businesses, net of intercompany transactions, increased by $5.0 million and $29.4 million, or 5.6% and 13.1%, for the three and six months ended June 30, 2011 compared with the same periods in 2010.

SJE’s revenues from retail gas, net of intercompany transactions, decreased by $2.2 million and $0.5 million, or 8.8% and 0.8%, for the three and six months ended June 30, 2011 compared with the same periods in 2010. The decrease in revenues for the quarter ending June 30 was mainly due to the loss of two large volume customers under contract in 2010 with higher fixed prices which were replaced in 2011 with several lower priced market customers. Overall volumes remained relatively flat for the comparative quarters. The decrease in revenues for the comparative six months ending June 30 was due mainly to a 10.3% decrease in the average monthly New York Mercantile Exchange (NYMEX) settle price, which was partially offset by a 10.1% increase in sales volumes.  As of June 30, SJE was serving the following number of retail gas customers:

	2011	2010
Residential	6,190	7,983
Commercial & Large Volume	1,600	1,557

Sales volumes for the comparative periods were as follows (in dekatherms):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Residential	60,504	73,033	347,272	431,735
Commercial & Large Volume	4,310,361	4,301,305	9,965,528	8,934,692

Market conditions continue to make it difficult to be competitive in the residential and small commercial markets. We continue to focus our marketing efforts on the pursuit of non-heat-sensitive commercial customers in an effort to mitigate price volatility and weather risk.

SJE’s revenues from retail electricity, net of intercompany transactions, decreased $3.6 million, or 6.4%, and increased $25.0 million, or 29.2%, for the three and six months ended June 30, 2011 compared with the same periods in 2010. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $11.3 million and $(5.6) million, revenues increased $7.7 million and $19.4 million, or 18.0% and 22.6%, for the three and six months ended June 30, 2011, respectively. A summary of SJE’s revenues from retail electricity is as follows (in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
SJE Retail Electric Revenue	$52.5	$56.1	$(3.6)	$110.7	$85.7	$25.0
Add: Unrealized Losses (Subtract: Unrealized Gains)	(2.0)	(13.3)	11.3	(5.2)	0.4	(5.6)
SJE Retail Electric Revenue, Excluding Unrealized Losses (Gains)	$50.5	$42.8	$7.7	$105.5	$86.1	$19.4

These increases were mainly due to a 25.0% and 13.3% increase in volumes and a 36.1% and 20.2% increase in the average monthly Locational Marginal Price (LMP) per megawatt hour for the three and six months ended June 30, 2011, respectively, compared with the same periods of 2010.  SJE uses forward financial contracts to mitigate commodity price risk on fixed price electric contracts. In accordance with GAAP, the forward financial contracts are recorded at fair value, with changes in fair value recorded in earnings in the period of change. The related customer contracts are not considered derivatives and therefore are not recorded in earnings until the electricity is delivered. As a result, earnings are subject to volatility as the market price of the forward financial contracts change, even when the underlying hedged value of the customer contract is unchanged. Over time, gains or losses on the sale of the fixed price electric under contract will be offset by losses or gains on the forward financial contracts, resulting in the realization of the profit margin expected when the transactions were initiated. SJE serves both fixed and market-priced customers.

SJRG’s revenues, net of intercompany transactions, increased $11.2 million and $ 5.1 million, for the three and six months ended June 30, 2011, respectively, compared with the same periods in 2010. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts of $8.8 million and $18.6 million, respectively, due to price volatility and adjusting for realized gains and losses on all hedges attributed to inventory transactions of $1.4 million for the six months ended June 30, 2011, to align them with the related cost of inventory in the period of withdrawal, SJRG’s revenues increased $2.4 million for the three months and decreased $12.1 million for the six months ended June 30, 2011, respectively.

A summary of SJRG’s revenue for the three and six months ended  June 30 is as follows (in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
SJRG Revenue	$6.4	$(4.8)	$11.2	$54.6	$49.5	$5.1
Add: Unrealized Losses (Subtract: Unrealized Gains)	0.2	9.0	(8.8)	(1.2)	17.4	(18.6)
Add: Realized Losses (Subtract: Realized Gains) on Inventory Injection Hedges	-	-	-	0.3	(1.1)	1.4
SJRG Revenue, Excluding Unrealized Losses (Gains) and Realized Losses (Gains) on Inventory Injection Hedges	$6.6	$4.2	$2.4	$53.7	$65.8	$(12.1)

The increase in revenues for the three months ended June 30, 2011 compared with the same period in 2010 was due mainly to a 44.8% increase in volumes sold and a 5.5% increase in the average monthly NYMEX settle price for the comparative quarters. The decrease in revenues for the six months ended June 30, 2011 compared with the same period in 2010 was due mainly to significantly higher margins from storage and transportation assets recognized in 2010, which was partially offset by a 14.9% increase in storage volumes sold in the first six months of 2011.  As discussed in Note 1 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2010, revenues and expenses related to the energy trading activities of SJRG are presented on a net basis in Operating Revenues – Nonutility.

Revenues for Marina increased $0.7 million, or 7.4%, and $1.1 million, or 6.0%, for the three and six months ended June 30, 2011 compared with the same period in 2010 due mainly to an increase in hot water volumetric production and slightly higher chilled and hot water rates at the thermal plant and a new solar project that came on line in the second quarter of 2011.

Revenues for SJESP decreased $0.4 million or 9.3%, and $0.7 million, or 7.6% for the three and six months ended June 30, 2011 compared with the same periods in 2010 due mainly to a decrease in customer warranty contract and residential HVAC installation sales.

Margin – Utility — SJG’s margin is defined as natural gas revenues less natural gas costs; volumetric and revenue based energy taxes; and regulatory rider expenses. SJG believes that margin provides a more meaningful basis for evaluating utility operations than revenues since natural gas costs, regulatory rider expenses and related energy taxes are passed through to customers, and therefore, they have no effect on margin. Natural gas costs are charged to operating expenses on the basis of therm sales at the prices approved by the New Jersey Board of Public Utilities (BPU) through SJG’s BGSS clause.

Total margin decreased $0.9 million, or 2.6%, for the three months ended June 30, 2011, compared with the same period in 2010 primarily due to a change in the timing of profits earned through the Company’s Capital Investment Recovery Tracker (CIRT).   The CIRT was approved by the BPU in April 2009 and allows the Company to accelerate certain capital spending and also earn a return of, and a return on, investment at the time the investment is made. A significant portion of revenues previously recovered through the CIRT were rolled into base rates in September 2010 resulting in decreased recoveries under the CIRT program in 2011. The impact of the base rate case effectively shifted more recoveries into the first and fourth quarters, with no impact on annual net income.  The CIRT added $0.6 million of pre-tax margin in the second quarter of 2011, compared with $2.5 million in the same period of 2010.

As discussed in Note 7 to the condensed consolidated financial statements, the BPU approved a CIRT II program in March 2011. Under this program, earnings on, and recoveries of, SJG’s investments are not included in margin. However, they are reflected in both Other Income and as a reduction to interest expense until the BPU approves these earnings and recoveries being included in base rates.

The CIP protected $1.0 million of pre-tax margin in the second quarter of 2011 that would have been lost due to lower customer usage, compared with $7.3 million in the same period last year.  Of these amounts, $3.2 million were related to weather variations in both periods and $(2.2) million and $4.1 million were related to other customer usage variations in 2011 and 2010, respectively. A significant portion of revenues previously recovered through the CIP were rolled into base rates in September 2010 resulting in decreased recoveries under this program in the second quarter of 2011.  As noted above, the impact of the base rate case effectively shifted more recoveries into the first and fourth quarters, with no impact on annual net income.

Total margin increased $10.6 million, or 10.2% for the six months ended June 30, 2011 compared with the same period in 2010 primarily due to the base rate increase granted in September 2010, higher margins from OSS and capacity release and customer additions.  The CIRT added $1.2 million of pre-tax margin in the first half of 2011, compared with $4.6 million in the same period last year. As noted above, certain revenues previously recovered through the CIRT were rolled into base rates resulting in decreased recoveries under this program in 2011.

The CIP protected $1.0 million of pre-tax margin in the first half of 2011 that would have been lost due to lower customer usage, compared with $14.7 million in the same period last year.  Of these amounts, $2.2 and $3.9 million were related to weather variations and $(1.2) and $10.8 million were related to other customer usage variations in 2011 and 2010, respectively. As noted above, certain revenues previously recovered through the CIP were rolled into base rates resulting in decreased recoveries under this program in 2011.

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

For the three and six months ended June 30, 2011, combined gross margins for the nonutility businesses, net of intercompany transactions, increased $0.8 million and $6.5 million to $14.6 million and $38.5 million, respectively, compared with the same periods in 2010. This increase is primarily due to the following:

●
Gross margin for SJRG increased $11.6 million and $1.2 million for the three and six months ended June 30, 2011, respectively, compared with the same periods of 2010. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts as discussed above, gross margin for SJRG increased $2.8 million and decreased $17.3 million for the three and six month comparative periods. For the three month comparative period, margins increased due mainly to a 44.8% increase in volumes driven by the marketing of additional Marcellus production gas. For the six month comparative period, margins decreased due mainly to tighter spreads attained on our storage and transportation assets which were partially offset by 53.7% increase in volumes. Storage assets allow SJRG to lock in the differential between purchasing natural gas at low current prices and selling equivalent quantities at higher future prices. Gross margin is generated via seasonal pricing differentials. While this margin will be attained over the transaction cycle, the timing of physical injections and withdraws and related hedge settlements can cause earnings fluctuations for accounting purposes due to the volatile nature of wholesale gas prices. Overall, SJRG’s contribution to margin from storage and transportation assets has decreased due to market conditions and we have begun to shed some of these assets. However, we expect to continue to add substantial margin from marketing and related opportunities in the Marcellus region, capitalizing on our established presence in the area. Future margins could fluctuate significantly due to the volatile nature of wholesale gas prices.

Storage and transportation assets under contract as of June 30 are as follows:

	2011	2010

Storage (Bcf)	8.6	12.5

Transportation (dts/day)	104,000	83,115

●
Gross Margin for Marina increased $0.1 million and $0.3 million for the three and six months ended June 30, 2011, respectively, compared with the same periods of 2010. Gross margin as a percentage of Operating Revenues decreased 2.7 percentage points and 1.4 percentage points for the three and six months ended June 30, 2011 compared with the same periods in 2010 due mainly to an increase in low-margin electric sales from Marina’s thermal plant.

●
Gross margin from SJE’s retail gas sales was essentially unchanged for the three and six months ended June 30, 2011 compared with the same periods in 2010 after excluding the change in unrealized gains and losses recorded on forward financial contracts. Gross margin as a percentage of Operating Revenues increased 1.1 percentage points and 0.6 percentage points for the three and six months ended June 30, 2011 compared with the same periods in 2010 as we replaced several low-margin customers with higher margin load.

●
Gross margin from SJE’s retail electricity sales decreased $10.8 million and increased $5.3 million for the three and six months ended June 30, 2011, respectively, compared with the same periods of 2010. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts as discussed above, gross margin increased $0.5 million and decreased $0.3 million in the three and six months ended June 30, 2011 compared with the same periods of 2010.  Excluding the impact of the unrealized gains/losses, gross margin as a percentage of Operating Revenues increased 0.5   percentage points for the three months ended June 30, 2011 compared with the same period of 2010 due mainly to lower capacity and network services costs. For the six month comparative periods, gross margin as a percentage of Operating Revenues decreased 1.0 percentage points mainly due to the first quarter usage of the large number of schools that are part of a bid won in April 2009. This is a fixed-price full requirements contract. At the time we entered into this contract, we purchased a fixed price supply contract based on historical usage information contained in the bid. During the first quarter of 2010, the schools used significantly more electricity than forecast and we were able to purchase those incremental volumes at market prices that were considerably less than the original purchase price, allowing us to recognize incremental margin. In the first quarter of 2011, the schools consumption was only slightly higher than forecast, and we purchased those incremental volumes at market prices that were much closer to the original purchase price.

●
Gross margin for SJESP decreased $0.1 million and $0.3 million, respectively, in the three and six months ended June 30, 2011 compared with the same periods in 2010 due mainly to the lower customer warranty contract sales as mentioned in Operating Revenues – Nonutility.  Gross margin as a percentage of Operating Revenues decreased 0.6 percentage points and 2.3 percentage points for the three and six month comparative periods, respectively, due to higher labor and benefit costs.

Operations Expense — A summary of net changes in operations expense, for the three and six months ended June 30, follows (in thousands):

	Three Months Ended June 30, 2011 vs. 2010	Six Months Ended June 30, 2011 vs. 2010

Utility	$918	$1,384
Nonutility:
Wholesale Energy	472	750
Retail Gas and Other	41	15
Retail Electricity	426	858
On-Site Energy Production	141	329
Appliance Service	(118)	533
Total Nonutility	962	2,485
Intercompany Eliminations and Other	55	280
Total Operations	$1,935	$4,149

Utility operations expense increased $0.9 million and $1.4 million for the three and six months ended June 30, 2011, respectively, as compared with the same periods in 2010.  This increase is due primarily to increased spending under the New Jersey Clean Energy Program and Energy Efficiency Programs, which experienced a net increase of $0.5 million and $0.9 million for the three and six months ended June 30, 2011, respectively, as compared to 2010.  Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting increase in revenues during the period.

Nonutility operations expense increased $1.0 million and $2.5 million for the three and six months ended June 30, 2011, respectively, as compared with the same periods in 2010. The increase is primarily due to additional personnel, governance and compliance costs incurred to support continued growth.

Other changes in operations expense during 2011 were not significant.

Other Operating Expenses — Changes in other consolidated operating expenses which consist of Maintenance, Depreciation, and Energy and Other Taxes for the three and six months ended June 30, 2011, compared with the same periods in 2010, were not significant.

Other Income and Expense - Other income and expense increased $3.3 million and $8.9 million, respectively, during the three and six months ended June 30, 2011, compared with the same periods in 2010, primarily due to a) interest income charged on notes receivable from affiliates, and b) proceeds received from a provider of homeowner assistance services, in accordance with an agreement with the Company, that gives them the exclusive right to renew the home appliance repair contracts at SJESP.

Interest Charges – Interest charges increased by $0.6 million and $1.6 million for the three and six months ended June 30, 2011, respectively, compared with the same periods in 2010, primarily due to higher short-term borrowing levels and interest rates at our non-utility businesses, primarily in support of increased project development activity, and higher levels of long-term fixed rate debt at our utility in support of increased levels of infrastructure investment.

Income Taxes – Income tax expense increased by $2.7 million and $3.3 million for the three and six months ended June 30, 2011, respectively, as compared to the same periods in the prior year. The increase for the three months ended June 30, 2011 is primarily the result of an increase in the effective tax rate from 3.0% in the three months ended June 30, 2010 to 32.5% in the three months ended June 30, 2011, while the increase for the six months ended June 30, 2011 is primarily the result of an increase in Income before Income Taxes of $18.7 million, partially offset by a decrease in the effective tax rate from 35.7% in the six months ended June 30, 2010 to 30.5% in the six months ended June 30, 2011.  The changes in the effective tax rates are due to projected investment tax credits of $13.7 million available on renewable energy facilities at Marina.

Equity in Loss of Affiliated Companies – Equity in loss of affiliated companies decreased by $0.7 million and $2.5 million for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. This decrease in equity in loss of affiliated companies is primarily due to a decrease in unrealized losses on interest rate swaps at LVE Energy Partners, LLC (LVE) that were recognized in the first half of 2010.

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

Cash Flows from Operating Activities — Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $122.0 million and $103.7 million in the first six months of 2011 and 2010, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries.  Operating activities in the first six months of 2011 produced more net cash than the same period in 2010, primarily due to higher cash collections of customer accounts receivable balances, despite a $21.1 million bill credit given to utility customers in late March 2011 and a reduction in required tax payments during 2011.

Cash Flows from Investing Activities — SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. Net cash outflows for capital expenditures, which are primarily construction projects, for the first six months of 2011 and 2010 amounted to $67.8 million and $69.1 million, respectively. We estimate the net cash outflows for SJI for construction projects for fiscal years 2011, 2012 and 2013 at SJI and its unconsolidated affiliates to be approximately $150.8 million, $120.4 million and $68.0 million, respectively.  For capital expenditures, including those under SJG’s CIRT, the Company will use short-term borrowings to finance capital expenditures as incurred. From time to time, the Company will refinance the short-term debt incurred to support capital expenditures with long-term debt.

In support of its risk management activities, the Company is required to maintain margin accounts with selected counterparties as collateral for its forward contracts, swap agreements, options contracts and futures contracts. These margin accounts are included in Restricted Investments or Margin Account Liability, depending upon the value of the related contracts (the change in the Margin Account Liability is reflected in cash flows from Operating Activities) on the condensed consolidated balance sheets. The required amount of restricted investments changes on a daily basis due to fluctuations in the market value of the related outstanding contracts and are difficult to predict. Margin posted by the Company decreased by $3.4 million in the first six months of 2011, compared with an increase of $6.5 million in the same period of 2010.

During the six months ended June 30, 2011 and 2010, the Company made investments in, and provided net advances to unconsolidated affiliates of $7.3 million and $36.6 million, respectively. The purpose of these investments and advances was to cover certain project related costs of LVE Energy Partners, LLC (See Commitments and Contingencies), to provide working capital for a retail marketing operation, and to develop several landfill gas-fired electric production facilities, solar and thermal energy projects.

Cash Flows from Financing Activities — Short-term borrowings under lines of credit from commercial banks are used to supplement cash flows from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, short-term debt incurred to finance capital expenditures is refinanced with long-term debt.

Credit facilities and available liquidity as of June 30, 2011 were as follows (in thousands):

Company	Total Facility	Usage	Available Liquidity	Expiration Date

SJG:

Revolving Credit Facility	$200,000	$40,500	$159,500	May 2015 (A)
Uncommitted Bank Lines	20,000	20,000	—	Various

Total SJG	220,000	60,500	159,500

SJI:
Revolving Credit Facility	$300,000	$207,035	$92,965	April 2015 (B)
Term Line of Credit	30,437	30,437	—	October 2011

Total SJI	330,437	237,472	92,965

Total	$550,437	$297,972	$252,465

(A)	See Note 15 - Subsequent Events to the condensed consolidated financial statements.

(B)	Includes letters of credit outstanding in the amount of $102.9 million.

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary the SJI facilities can also be used to support SJG’s liquidity needs. All committed facilities contain one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreements), measured on a quarterly basis. SJI and SJG were in compliance with these covenants as of June 30, 2011. Borrowings under these credit facilities are at market rates. The weighted average borrowing cost, which changes daily, was 1.43% and 0.73% at June 30, 2011 and 2010, respectively.  Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business’ future liquidity needs.

In July 2011, SJG began a commercial paper program under which SJG may issue short-term, unsecured promissory notes to qualified investors up to a maximum aggregate amount outstanding at any time of $200.0 million.  The notes will have fixed maturities which will vary by note, but may not exceed 270 days from the date of issue. Proceeds from the notes will be used for general corporate purposes.  SJG intends to use the commercial paper program in tandem with its new $200 million revolving credit facility and does not expect the principal amount of borrowings outstanding under the commercial paper program and the credit facility at any time to exceed an aggregate of $200 million.

SJI supplements its operating cash flow and credit lines with both debt and equity capital. Over the years, SJG has used long-term debt, primarily in the form of First Mortgage Bonds and Medium Term Notes (MTN), secured by the same pool of utility assets, to finance its long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment.  In March and June 2010, SJG issued $15.0 million and $45 million aggregate principal amounts, respectively, of its MTNs under private placements.  No other long-term debt was issued during the six months ended June 30, 2011 and 2010.

 SJI’s capital structure was as follows:

	As of June 30, 2011	As of December 31, 2010

Equity	48.4%	44.8%
Long-Term Debt	36.0	35.5
Short-Term Debt	15.6	19.7
Total	100.0%	100.0%

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

During the first six months of 2011 and 2010, SJI declared quarterly dividends to its common shareholders that were payable in April and July of each year.  In June 2010, SJI also declared its normal quarterly dividend that was payable in October 2010.  During 2011, SJI did not declare its dividend payable in October until the third quarter.  Consequently, Dividends Declared per Common Share for the three and six months ended June 30, 2010 includes the impact of the October dividend, while Dividends Declared per Common share for the three months ended June 30, 2011 does not include the impact of the dividend to be paid October 2011.

During the six months ended June 30, 2011, the Company received $23.4 million of repayments from ACB Energy Partners, LLC (ACB) to Marina on a construction loan provided by Marina as discussed in Note 5 to the condensed consolidated financial statements.

COMMITMENTS AND CONTINGENCIES:

SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, and for environmental remediation costs. Cash outflows for capital expenditures for the first six months of 2011 and 2010 amounted to $67.8 million and $69.1 million, respectively. Management estimates the net cash outflows for SJI for construction projects for 2011, 2012 and 2013 at SJI and its unconsolidated affiliates to be approximately $150.8 million, $120.4 million and $68.0 million, respectively. Costs for remediation projects, net of insurance reimbursements, for the first six months of 2011 and 2010 amounted to net cash outflows of $7.8 million and net cash outflows of $1.5 million, respectively. Total cash outflows for remediation projects are expected to be $20.1 million, $12.8 million and $10.6 million for 2011, 2012 and 2013, respectively.  As discussed in Notes 10 and 15 to the Consolidated Financial Statements in Item 8 of SJI’s 10-K as of December 31, 2010, certain environmental costs are subject to recovery from insurance carriers and ratepayers.

SJI provided $102.9 million of standby letters of credit through SJI’s revolving credit facility. Letters of credit in the amount of $62.3 million support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance Marina’s initial thermal plant project and $40.6 million were posted to enable SJE to market retail electricity and for various construction activities. The Company also provided an additional $25.2 million letter of credit under a separate facility outside of the revolving credit facility to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG’s natural gas distribution system.  As of December 31, 2010, these bonds were included in the current portion of long-term debt because this letter of credit expired during 2011.  The replacement letter of credit expires in August 2015, and as a result, the related bonds are now included in long-term debt as of June 30, 2011.

In the normal course of business, SJG and SJRG have entered into long-term contracts for natural gas supplies.  SJRG has committed to purchase a minimum of 283,100 dts/d and up to 700,000 dts/d of natural gas, from various suppliers, for terms ranging from three to ten years at index-based prices.  SJG has committed to purchase a minimum of 6,250 dts/d and up to 25,000 dts/d of natural gas, from one supplier, for a term of eight years at index-based prices.

There were no significant changes to the Company’s contractual obligations described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2010, except for commodity supply purchase obligations which decreased by approximately $146.3 million in total since December 31, 2010, due to payments made during the first six months of 2011 on commitments at SJE and SJRG.

Off-Balance Sheet Arrangements– An off-balance sheet arrangement is any contractual arrangement involving an unconsolidated entity under which the company has either made guarantees, or has certain other interests or obligations.

The Company has recorded a liability of $1.9 million which is included in Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the condensed consolidated balance sheets as of June 30, 2011 for the fair value of the following guarantees:

●
In April 2007, SJI guaranteed certain obligations of LVE Energy Partners, LLC (LVE) an unconsolidated joint venture in which Marina has a 50% equity interest.  LVE entered into a 25-year contract with a resort developer to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada.  LVE began construction of the facility in 2007 and expected to provide full energy service in 2010 when the resort was originally scheduled to be completed.  LVE suspended construction of the district energy system and central energy center in January 2009 after the resort developer’s August 2008 announcement that it was delaying the completion of construction of the resort due to the difficult environment in the capital markets and weak economic conditions.  The resort developer had indicated that it was considering different strategies to move its project forward, including opening its project in phases and obtaining a partner, but that it was unlikely construction would resume during 2009.  In May 2011, the resort developer, repeating previous disclosures, indicated again that they do not expect to resume construction on the project for three to five years.  They stated that they remain committed to having a significant presence on the Las Vegas Strip as part of a long-term growth strategy and continue to view this site as a major strategic asset.

The district energy system and central energy center are being financed by LVE with debt that is non-recourse to SJI. The outstanding balance of LVE’s bank debt is approximately $220.4 million as of June 30, 2011.   As a result of the construction delay, the district energy system and central energy center were not completed by the end of 2010 as originally expected. Consequently, the full amount of LVE’s debt became due and payable in December 2010. LVE intends to seek additional financing to complete the facility once construction of the resort resumes, however, as of December 31, 2010, LVE was in default under the financing agreements with the banks.  The Energy Sales Agreement between LVE and the resort developer includes a payment obligation by the resort developer to pay certain fees and expenses to LVE. A portion of this payment obligation is guaranteed to LVE’s lenders by the parent of the resort developer.

In March 2011, LVE reached agreements with (a) the resort developer, that specified the payments to be made by the developer to LVE during the suspension period and provided the developer and its corporate parent with an option to purchase the assets of LVE, and (b) the banks that are financing the energy facilities to address the existing default under the financing agreements. The terms of the March 2011 agreement requires the resort developer to pay certain fees and expenses to LVE on a monthly basis beginning in March 2011 until construction of the resort resumes or until the resort developer has exercised its option to purchase the energy facilities from LVE. The monthly payments that are being paid to LVE by the resort developer are expected to be sufficient to reimburse LVE for costs to maintain the energy facilities and to cover debt service costs over-time. The resort developer has provided LVE with a $6.0 million letter of credit to support its monthly payment obligation.

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

As of June 30, 2011, the Company had a net liability of approximately $1.6 million included in Other Noncurrent Liabilities on the condensed consolidated balance sheets related to this project, in addition to unsecured Notes Receivable – Affiliate of approximately $55.0 million due from LVE. As of June 30, 2011, SJI’s capital at risk is limited to its equity contributions, letters of credit and the unsecured notes receivable totaling approximately $69.3 million. During 2011, SJI provided support to LVE of approximately $4.9 million to cover interest and other project related costs.

As a result of the construction delay, management has evaluated the investment in LVE and concluded that the fair value of this investment continues to be in excess of the carrying value as of June 30, 2011.

SJI has guaranteed certain performance obligations of LVE under the operating agreements between LVE and the resort developer, up to $20.0 million each year for the term of the agreement, commencing with the first year of operations.  SJI and its partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on this guarantee.

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

●
As of June 30, 2011, SJI had issued $4.7 million of parental guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable our subsidiary to market retail natural gas.

Capital Contribution Obligation - In February 2011, ACR Energy Partners, LLC (ACR), a wholly-owned subsidiary of Energenic, of which Marina has a 50% equity interest, entered into a 20 year contract with a developer to build, own and operate a central energy center and energy distribution system for a planned hotel, casino and entertainment complex in Atlantic City, New Jersey. ACR is currently providing construction energy to the complex and will provide full energy services when the complex is completed in 2012. Marina and its joint venture partner will make capital contributions to ACR that will enable ACR to a) repay $42.0 million of construction advances made by the developer and b) deposit $2.8 million in a debt service reserve fund, provided, in each case, that the developer has met certain conditions. These conditions include, among others, substantial completion of the complex and demonstration of adequate financial resources to operate the complex. Marina and its joint venture partner have also agreed to provide a $5.0 million letter of credit in 2012 to support certain operating performance obligations of ACR under the operating agreements between ACR and the developer, provided the developer has met the conditions just outlined. SJI and its partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI to or on behalf of ACR.

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

 SJI has entered into certain contracts to buy, sell, and transport natural gas and to buy and sell retail electricity. For those derivatives not designated as hedges, we recorded the net unrealized pre-tax gain of $1.7 million and $4.2 million in earnings during the three months ended June 30, 2011 and 2010, respectively, and the net unrealized pre-tax gain of $6.1 million and the net unrealized pre-tax loss of $17.9 million during the six months ended June 30, 2011 and 2010, respectively, which are included with realized gains and losses in Operating Revenues — Nonutility.  The fair value and maturity of these energy-related contracts determined under the mark-to-market method as of June 30, 2011 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 -3 Years	Maturity Beyond 3 Years	Total
Prices actively quoted	$8,515	$1,861	$24	$10,400
Prices provided by other external sources	13,006	3,772	137	16,915
Prices based on internal models or other valuable methods	3,826	818	—	4,644

Total	$25,347	$6,451	$161	$31,959

Liabilities
Source of Fair Value	Maturity < 1 Year	Maturity 1 -3 Years	Maturity Beyond 3Years	Total
Prices actively quoted	$6,082	$878	$2	$6,962
Prices provided by other external sources	10,519	2,465	5	12,989
Prices based on internal models or other valuable methods	2,018	864	—	2,882

Total	$18,619	$4,207	$7	$22,833

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Contracted volumes of our NYMEX contracts are 3.4 million decatherms (dts) with a weighted-average settlement price of $5.22 per dt.  Contracted volumes of our basis contracts are 18.7 million dts with a weighted average settlement price of $0.50 per dt.  Contracted volumes of electric are 1.7 million mwh with a weighted average settlement price of $54.70 per mwh.

A reconciliation of SJI’s estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Assets, January 1, 2011	$131
Contracts Settled During Six Months Ended June 30, 2011, Net	6,908
Other Changes in Fair Value from Continuing and New Contracts, Net	2,087

Net Derivatives — Energy Related Assets June 30, 2011	$9,126

Interest Rate Risk — Our exposure to interest-rate risk relates primarily to short-term, variable-rate borrowings. Short-term, variable-rate debt outstanding at June 30, 2011 was $195.0 million and averaged $192.4 million during the first six months of 2011. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $1.2 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2010 – 13 b.p. increase; 2009 – 29 b.p. decrease; 2008 – 397 b.p. decrease; 2007 – 45 b.p. decrease; and 2006 – 67 b.p. increase.  For June 2011, our average interest rate on variable-rate debt was 1.47%.

We issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of June 30, 2011, the interest costs on all but $7.1 million of our long-term debt was either at a fixed-rate or hedged via an interest rate derivative. Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates.

As of June 30, 2011, SJI’s active interest rate swaps were as follows:

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

Credit Risk - As of June 30, 2011, approximately $9.1 million, or 28.5%, of the current and noncurrent Derivatives – Energy Related Assets are with a single retail counterparty. This counterparty has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assignable to SJI in the event of a default by the counterparty.

As of June 30, 2011, SJRG had $81.3 million of Accounts Receivable under sales contracts. Of that total, 80.7% were with regulated utilities or companies rated investment-grade or guaranteed by an investment-grade-rated parent or were with companies where we have a collateral arrangement or insurance coverage. The remainder of the Accounts Receivable were within approved credit limits.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company are effective.

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item is incorporated by reference to Part I, Item 2, Pending Litigation, beginning on page 41.

Item 1A. Risk Factors

There have been no material changes to our risk factors from those disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information about purchases by SJI of its own common stock during the three months ended June 30, 2011:

Period	Total Number of Shares Purchased1	Average Price Paid Per Share1	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs2	Maximum Number of Shares that MayYet be Purchased Under the Plans or Programs2

April 2011	22,168	$57.08	—	—
May 2011	1,536	$55.73	—	—
June 2011	1,222	$53.17	—	—
Total	24,926		—	—

1  The total number of shares purchased and the average price paid per share represent shares purchased in open market transactions under the South Jersey Industries Dividend Reinvestment Plan (the DRP) by the administrator of the DRP.

2  On September 22, 2008, SJI publicly announced a share repurchase program under which the Company can purchase up to 5% of its currently outstanding common stock over the next four years.  As of June 30, 2011, no shares have been purchased under this program.

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

101
The following financial statements from South Jersey Industries’ Quarterly Report on Form 10-Q for the three and six months ended June 30, 2011, filed with the Securities and Exchange Commission on August 8, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Balance Sheets and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

SOUTH JERSEY INDUSTRIES, INC.
(Registrant)

Dated: August 8, 2011	By:	/s/ Edward J. Graham
Edward J. Graham
Chairman, President & Chief Executive Officer

Dated: August 8, 2011	By:	/s/ David A. Kindlick
David A. Kindlick
Vice President & Chief Financial Officer