Form 10-Q
period 2011-09-30
SOUTH JERSEY INDUSTRIES INC
filed 2011-11-08
CIK 91928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of November 1, 2011 there were 30,140,819 shares of the registrant’s common stock outstanding.

Item 1. Unaudited Condensed Consolidated Financial Statements

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Three Months Ended September 30,
	2011	2010
Operating Revenues:
Utility	$58,208	$56,839
Nonutility	79,413	103,828
Total Operating Revenues	137,621	160,667
Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	27,242	28,534
- Nonutility	79,413	96,279
Operations	24,002	21,977
Maintenance	3,414	2,847
Depreciation	9,023	8,851
Energy and Other Taxes	1,673	1,642
Total Operating Expenses	144,767	160,130
Operating (Loss) Income	(7,146)	537

Other Income and Expense	2,586	648
Interest Charges	(6,242)	(6,276)
Loss Before Income Taxes	(10,802)	(5,091)
Income Taxes	6,034	7,427
Equity in Loss of Affiliated Companies	(435)	(895)
(Loss) Income from Continuing Operations	(5,203)	1,441
Income (Loss) from Discontinued Operations - (Net of tax expense or benefit)	65	(133)
Net (Loss) Income	$(5,138)	$1,308

Basic Earnings Per Common Share:
Continuing Operations	$(0.173)	$0.048
Discontinued Operations	0.002	(0.004)
Basic Earnings Per Common Share	$(0.171)	$0.044

Average Shares of Common Stock Outstanding - Basic	30,029	29,873

Diluted Earnings Per Common Share:
Continuing Operations	$(0.173)	$0.048
Discontinued Operations	0.002	(0.004)
Diluted Earnings Per Common Share	$(0.171)	$0.044

Average Shares of Common Stock Outstanding - Diluted	30,029	30,000

Dividends Declared per Common Share (See Note 4)	$0.365	0.000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Nine Months Ended September 30,
	2011	2010
Operating Revenues:
Utility	$297,567	$314,081
Nonutility	332,453	327,517
Total Operating Revenues	630,020	641,598
Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	137,924	168,531
- Nonutility	294,309	287,974
Operations	74,187	68,013
Maintenance	9,638	8,448
Depreciation	26,528	25,585
Energy and Other Taxes	9,094	8,462
Total Operating Expenses	551,680	567,013
Operating Income	78,340	74,585

Other Income and Expense	12,963	2,150
Interest Charges	(18,457)	(16,906)
Income Before Income Taxes	72,846	59,829
Income Taxes	(19,480)	(14,809)
Equity in Loss of Affiliated Companies	(493)	(3,470)
Income from Continuing Operations	52,873	41,550
Loss from Discontinued Operations - (Net of tax benefit)	(484)	(263)
Net Income	$52,389	$41,287

Basic Earnings Per Common Share:
Continuing Operations	$1.765	$1.392
Discontinued Operations	(0.016)	(0.009)
Basic Earnings Per Common Share	$1.749	$1.383

Average Shares of Common Stock Outstanding - Basic	29,961	29,857

Diluted Earnings Per Common Share:
Continuing Operations	$1.760	$1.387
Discontinued Operations	(0.016)	(0.009)
Diluted Earnings Per Common Share	$1.744	$1.378

Average Shares of Common Stock Outstanding - Diluted	30,045	29,962

Dividends Declared per Common Share (See Note 4)	$1.095	$0.990

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended September 30,
	2011	2010
Net (Loss) Income	$(5,138)	$1,308

Other Comprehensive Loss, Net of Tax:*

Unrealized (Loss) Gain on Available-for-Sale Securities	(478)	283
Unrealized Loss on Derivatives - Other	(814)	(367)
Other Comprehensive Income (Loss) of Affiliated Companies	666	(54)

Other Comprehensive Loss - Net of Tax*	(626)	(138)

Comprehensive (Loss) Income	$(5,764)	$1,170

	Nine Months Ended September 30,
	2011	2010
Net Income	$52,389	$41,287

Other Comprehensive Loss, Net of Tax:*

Unrealized (Loss) Gain on Available-for-Sale Securities	(581)	162
Unrealized Loss on Derivatives - Other	(757)	(633)
Other Comprehensive Loss of Affiliated Companies	(167)	(190)

Other Comprehensive Loss - Net of Tax*	(1,505)	(661)

Comprehensive Income	$50,884	$40,626

* Determined using a combined statutory tax rate of 41%.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Nine Months Ended September 30,
	2011	2010
Net Cash Provided by Operating Activities	$135,569	$120,840

Cash Flows from Investing Activities:
Capital Expenditures	(113,993)	(101,564)
Proceeds from Sale of Property, Plant and Equipment	3,500	—
Net Proceeds from Sale (Purchase) of Restricted Investments in Margin Account	743	(21,793)
Investment in Long-Term Receivables	(3,780)	(2,009)
Proceeds from Long-Term Receivables	4,297	1,213
Purchase of Company Owned Life Insurance	(4,352)	(4,276)
Investment in Affiliate	(23,034)	(2,700)
Return of Investment in Affiliate	1,902	—
Advances on Notes Receivable - Affiliate	(28,827)	(61,783)
Repayment of Notes Receivable - Affiliate	39,977	3,566
Other	(5,847)	—

Net Cash Used in Investing Activities	(129,414)	(189,346)

Cash Flows from Financing Activities:
Net Borrowings from Short-Term Credit Facilities	12,150	27,600
Proceeds from Issuance of Long-Term Debt	—	60,000
Payments for Issuance of Long-Term Debt	(32)	(1,016)
Principal Repayments of Long-Term Debt	(25,000)	—
Dividends on Common Stock	(21,866)	(19,716)
Proceeds from Sale of Common Stock	5,359	—
Proceeds from Finance Obligation	23,482	—

Net Cash (Used in) Provided by Financing Activities	(5,907)	66,868

Net Increase (Decrease) in Cash and Cash Equivalents	248	(1,638)
Cash and Cash Equivalents at Beginning of Period	2,363	3,823

Cash and Cash Equivalents at End of Period	$2,611	$2,185

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	September 30, 2011	December 31, 2010
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$1,472,488	$1,384,797
Accumulated Depreciation	(351,436)	(337,993)
Nonutility Property and Equipment, at cost	185,634	169,770
Accumulated Depreciation	(25,268)	(23,319)

Property, Plant and Equipment - Net	1,281,418	1,193,255

Investments:
Available-for-Sale Securities	6,297	6,720
Restricted	7,647	8,389
Investment in Affiliates	31,877	8,005

Total Investments	45,821	23,114

Current Assets:
Cash and Cash Equivalents	2,611	2,363
Accounts Receivable	144,853	200,773
Unbilled Revenues	18,909	72,457
Provision for Uncollectibles	(6,936)	(8,071)
Notes Receivable - Affiliate	8,728	1,183
Natural Gas in Storage, average cost	71,338	69,725
Materials and Supplies, average cost	3,656	3,796
Accumulated Deferred Income Taxes	4,776	—
Prepaid Taxes	32,327	31,384
Derivatives - Energy Related Assets	29,572	39,513
Other Prepayments and Current Assets	17,128	10,714

Total Current Assets	326,962	423,837

Regulatory and Other Noncurrent Assets:
Regulatory Assets	257,632	248,413
Derivatives - Energy Related Assets	7,319	11,556
Unamortized Debt Issuance Costs	7,129	7,583
Notes Receivables-Affiliate	101,849	126,727
Contract Receivables	12,546	12,486
Other	42,350	29,644

Total Regulatory and Other Noncurrent Assets	428,825	436,409

Total Assets	$2,083,026	$2,076,615

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	September 30, 2011	December 31, 2010
Capitalization and Liabilities
Equity:
Common Stock	$37,575	$37,341
Premium on Common Stock	264,374	257,274
Treasury Stock (at par)	(184)	(179)
Accumulated Other Comprehensive Loss	(23,317)	(21,812)
Retained Earnings	317,025	297,473

Total South Jersey Industries, Inc. Shareholders' Equity	595,473	570,097

Long-Term Debt	424,213	340,000

Total Capitalization	1,019,686	910,097

Current Liabilities:
Notes Payable	262,837	250,687
Current Portion of Long-Term Debt	2,187	111,400
Accounts Payable	131,361	165,197
Customer Deposits and Credit Balances	23,507	10,917
Environmental Remediation Costs	21,797	27,074
Taxes Accrued	2,896	6,709
Derivatives - Energy Related Liabilities	32,570	42,297
Deferred Income Taxes - Net	—	3,282
Deferred Contract Revenues	2,319	5,442
Dividends Payable	10,972	—
Interest Accrued	5,066	7,259
Pension and Other Postretirement Benefits	1,212	1,217
Other Current Liabilities	5,125	9,043

Total Current Liabilities	501,849	640,524

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	280,440	258,402
Investment Tax Credits	981	1,207
Pension and Other Postretirement Benefits	77,598	71,675
Environmental Remediation Costs	63,899	64,759
Asset Retirement Obligations	28,594	27,965
Derivatives - Energy Related Liabilities	7,318	8,641
Derivatives - Other	13,783	7,404
Regulatory Liabilities	49,637	69,248
Finance Obligation	23,482	—
Other	15,759	16,693

Total Deferred Credits and Other Noncurrent Liabilities	561,491	525,994

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$2,083,026	$2,076,615

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

 Notes to Unaudited Condensed Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

GENERAL - South Jersey Industries, Inc. (SJI or the Company) currently provides a variety of energy related products and services primarily through the following subsidiaries:

▪	South Jersey Gas Company (SJG) is a regulated natural gas utility. SJG distributes natural gas in the seven southernmost counties of New Jersey.

▪
South Jersey Resources Group, LLC (SJRG) markets wholesale natural gas storage, commodity and transportation in the mid-Atlantic, Appalachian and southern states, and owns oil, gas and mineral rights in the Marcellus Shale region of Pennsylvania.

▪	Marina Energy, LLC (Marina) develops and operates on-site energy-related projects.

▪	South Jersey Energy Company (SJE) acquires and markets natural gas and electricity to retail end users and provides total energy management services to commercial and industrial customers.

▪	South Jersey Energy Service Plus, LLC (SJESP) installs residential and small commercial HVAC systems, provides plumbing services and services appliances under warranty via a subcontractor arrangement.

BASIS OF PRESENTATION — The condensed consolidated financial statements include the accounts of SJI, its wholly-owned subsidiaries and subsidiaries in which we have a controlling interest. We eliminate all significant intercompany accounts and transactions. In management’s opinion, the condensed consolidated financial statements reflect all normal and recurring adjustments needed to fairly present SJI’s financial position,operating results and cash flows at the dates and for the periods presented. SJI’s businesses are subject to seasonal fluctuations and, accordingly, this interim financial information should not be the basis for estimating the full year’s operating results. As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), the accompanying unaudited condensed consolidated financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These financial statements should be read in conjunction with SJI’s 2010 Annual Report on Form 10-K for a more complete discussion of the Company’s accounting policies and certain other information.

REVENUE BASED TAXES — SJI collects certain revenue-based energy taxes from customers. Such taxes include New Jersey State Sales Tax, Transitional Energy Facility Assessment (TEFA) and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. TEFA and PUA are included in both utility revenue and cost of sales and totaled $0.9 million for both the three months ended September 30, 2011 and 2010, and $5.9 million and $5.7 million for the nine months ended September 30, 2011 and 2010, respectively.

GAS EXPLORATION AND DEVELOPMENT - The Company capitalizes all costs associated with gas property acquisition, exploration and development activities under the full cost method of accounting. Capitalized costs include costs related to unproved properties, which are not amortized until proved reserves are found or it is determined that the unproved properties are impaired. All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. As of September 30, 2011 and December 31, 2010, $8.8 million and $3.3 million, respectively, related to interests in proved and unproved properties in Pennsylvania, net of amortization, is included with Nonutility Property and Equipment and Other Noncurrent Assets on the condensed consolidated balance sheets.

TREASURY STOCK – SJI uses the par value method of accounting for treasury stock. As of September 30, 2011 and December 31, 2010, SJI held 147,467 and 143,546 shares of treasury stock, respectively. These shares are related to deferred compensation arrangements where the amounts earned are held in the stock of SJI.

INCOME TAXES — Deferred income taxes are provided for all significant temporary differences between the book and taxable bases of assets and liabilities in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740 - “Income Taxes”.  A valuation allowance is established when it is determined that it is more likely than not that a deferred tax asset will not be realized. Investment tax credits related to renewable energy facilities of the non-regulated entities are recognized on the flow through method, which may result in variations in the customary relationship between income taxes and pre-tax income for interim periods.

NEW ACCOUNTING PRONOUNCEMENTS — Other than as described below, no new accounting pronouncement issued or effective during 2010 and 2011 had, or is expected to have, a material impact on the condensed consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU amends ASC Topic 820 to include a consistent definition of the term “fair value” and set forth common requirements for measuring fair value and disclosing information about fair value measurements in financial statements. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Management is currently evaluating the impact that the adoption of this guidance will have on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  This ASU allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with a total for other comprehensive income, and a total amount for comprehensive income.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Management is currently evaluating the impact that the adoption of this guidance will have on the Company’s consolidated financial statements.

2.	STOCK-BASED COMPENSATION PLAN:

Under the Amended and Restated 1997 Stock-Based Compensation Plan, no more than 2,000,000 shares in the aggregate may be issued to SJI’s officers (Officers), non-employee directors (Directors) and other key employees. The plan will terminate on January 26, 2015, unless terminated earlier by the Board of Directors. No options were granted or outstanding during the nine months ended September 30, 2011 and 2010.   No stock appreciation rights have been issued under the plan. During the nine months ended September 30, 2011 and 2010, SJI granted 40,711 and 52,940 restricted shares to Officers and other key employees, respectively.   These restricted shares vest over a three-year period and are subject to SJI achieving certain market-based performance targets as compared to a peer group average, which can cause the actual amount of shares that ultimately vest to range from between 0% to 150% of the original share units granted. During the nine months ended September 30, 2011 and 2010, SJI granted 12,220 and 16,700 restricted shares to Directors, respectively.  Shares issued to Directors vest over a three-year service period and contain no performance conditions. As a result, 100% of the shares granted generally vest.

See Note 2 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2010 for the related accounting policy.

The following table summarizes the nonvested restricted stock awards outstanding at September 30, 2011 and the assumptions used to estimate the fair value of the awards:

	Grant Date	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free InterestRate
Officers & Key Employees -	Jan. 2009	37,748	$39.350	28.6%	1.20%
	Jan. 2010	52,940	$39.020	29.0%	1.65%
	Jan. 2011	40,711	$50.940	27.5%	1.01%

Directors -	Jan. 2009	6,952	$40.265	—	—
	Jan. 2010	13,360	$37.825	—	—
	Jan. 2011	8,554	$52.940	—	—
	Jun. 2011	1,222	$53.170	—	—

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

The following table summarizes the total stock-based compensation cost for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Officers & Key Employees	$467	$407	$1,399	$1,221
Directors	110	97	567	319
Total Cost	577	504	1,966	1,540

Capitalized	(55)	(50)	(165)	(151)
Net Expense	$522	$454	$1,801	$1,389

As of September 30, 2011, there was $3.2 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 1.8 years.

The following table summarizes information regarding restricted stock award activity during the nine months ended September 30, 2011, excluding accrued dividend equivalents:

	Officers &Other Key Employees	Directors	Weighted Average Fair Value
Nonvested Shares Outstanding, January 1, 2011	90,688	25,390	$39.049
Granted	40,711	12,220	$51.407
Vested	—	(7,522)	$43.300
Nonvested Shares Outstanding, September 30, 2011	131,399	30,088	$42.901

During the nine months ended September 30, 2011 and 2010, SJI awarded 69,271 shares to its Officers and other key employees, which had vested at December 31, 2010, at a market value of $3.7 million, and 59,893 shares, which had vested at December 31, 2009, at a market value of $2.3 million, respectively. Also, during the nine months ended September 30, 2011 and 2010, SJI awarded 12,220 and 16,700 shares to its Directors at a market value of $0.6 million for each period. The Company has a policy of issuing new shares to satisfy its obligations under these plans; therefore, there are no cash payment requirements resulting from the normal operation of this plan. However, a change in control could result in such shares becoming nonforfeitable or immediately payable in cash.  At the discretion of the Officers, Directors and other key employees, the receipt of vested shares can be deferred until future periods.  These deferred shares are included in Treasury Stock on the condensed consolidated balance sheets.

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

Summarized operating results of the discontinued operations for the three and nine months ended September 30, were (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Income (Loss) before Income Taxes:
Sand Mining	$126	$(89)	$(225)	$(63)
Fuel Oil	(25)	(116)	(519)	(342)
Income Tax (Expense) Benefits	(36)	72	260	142
Income (Loss) from Discontinued Operations — Net	$65	$(133)	$(484)	$(263)
Earnings Per Common Share from
Discontinued Operations — Net:
Basic	$0.002	$(0.004)	$(0.016)	$(0.009)
Diluted	$0.002	$(0.004)	$(0.016)	$(0.009)

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

During the first nine months of 2011 and 2010, the Company made investments in, and provided net advances to, unconsolidated affiliates of $10.0 million and $60.9 million, respectively. The purpose of these investments and advances was to cover certain project related costs of LVE (See Note 11), to provide working capital for a retail marketing operation, and to develop several landfill gas-fired electric production facilities, solar and thermal energy projects.  As of September 30, 2011 and December 31, 2010, the outstanding balance on these Notes Receivable – Affiliate was $110.6 million and $127.9 million, respectively. Approximately $54.5 million of these notes are secured by property, plant and equipment of the affiliates, accrue interest at 7.5% and are to be repaid through 2025. The remaining $56.1 million of these notes are unsecured, and are either non-interest bearing or accrue interest at variable rates and are to be repaid when the affiliate secures permanent financing.

SJI holds significant variable interests in these entities but is not the primary beneficiary. Consequently, these entities are accounted for under the equity method because SJI does not have both a) the power to direct the activities of the entity that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. As of September 30, 2011, the Company had a net asset of approximately $30.0 million included in Investment in Affiliates and Other Noncurrent Liabilities on the condensed consolidated balance sheets related to Millennium, LVE and Energenic, in addition to Notes Receivable – Affiliate as discussed above. SJI’s maximum exposure to loss from these entities as of September 30, 2011 is limited to its combined equity contributions and the Notes Receivable-Affiliate in the amount of $143.6 million.

SJRG and a joint venture partner formed Potato Creek, LLC (Potato Creek) in which SJRG has a 30% equity interest.  Potato Creek owns and manages the oil, gas and mineral rights of certain real estate in Pennsylvania. During the third quarter of 2011, Potato Creek entered into agreements to sell certain natural gas production assets in the Marcellus Shale region of Pennsylvania. Potato Creek will retain its interest in the oil, gas and minerals and will continue to earn royalties on production, consistent with an existing lease agreement. Total cash proceeds to the Company from the sale are expected to be approximately $9.0 million. The sale is expected to close in the fourth quarter of 2011.

4.	COMMON STOCK:

The following shares were issued and outstanding at September 30:

2011
Beginning Balance, January 1	29,872,825
New Issues During Period:
Dividend Reinvestment Plan	105,524
Stock-Based Compensation Plan	81,491
Ending Balance, September 30	30,059,840

The par value ($1.25 per share) of stock issued was recorded in Common Stock and the net excess over par value of approximately $7.1 million was recorded in Premium on Common Stock.

EARNINGS PER COMMON SHARE (EPS) — Basic EPS is based on the weighted-average number of common shares outstanding.  The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 127,064 for the three months ended September 30, 2010, and 84,072 and 105,056 shares for the nine months ended September 30, 2011 and 2010, respectively. For the three months ended September 30, 2011, incremental shares of 76,257 were not included in the denominator for the diluted EPS calculation because they would have an antidilutive effect on EPS. These shares relate to SJI’s restricted stock as discussed in Note 2.

DIVIDENDS DECLARED – During the first six months of 2011 and the first six months of 2010, SJI declared quarterly dividends to its common shareholders that were payable in April and July of each year.  In June 2010, SJI also declared its normal quarterly dividend that was payable in October 2010.  During 2011, SJI did not declare its October dividend until July 2011.  Consequently, Dividends Declared per Common Share on the condensed consolidated statements of income for the three months ended September 30, 2010 does not include the impact of the October 2010 dividend declaration, causing it to be lower than those declared for the three months ended September 30, 2011.

DIVIDEND REINVESTMENT PLAN (DRP) —The Company offers a DRP which allows participating shareholders to purchase shares of SJI common stock by the automatic reinvestment of dividends or optional purchases. From April 2008 through April 2011, shares of common stock offered by the DRP have been purchased in open market transactions.  Beginning in May 2011, shares of common stock offered by the DRP have been issued directly by SJI from its authorized but unissued shares of common stock.

5.	FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS — In accordance with the terms of the Marina and certain SJG loan agreements, unused proceeds are required to be escrowed pending approval of construction expenditures. As of both September 30, 2011 and December 31, 2010, the escrowed proceeds, including interest earned, totaled $1.3 million.

The Company maintains margin accounts with selected counterparties to support its risk management activities. The balances required to be held in these margin accounts increase as the net value of the outstanding energy related contracts with the respective counterparties decrease. As of September 30, 2011 and December 31, 2010, the balances in these accounts totaled $6.3 million and $7.1 million, respectively. The carrying amounts of the Restricted Investments approximate their fair values at September 30, 2011 and December 31, 2010.

LONG-TERM RECEIVABLES — SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources.  The terms of these loans call for customers to make monthly payments over a period of up to five years with no interest.  The carrying amounts of such loans were $10.9 million and $10.4 million as of September 30, 2011 and December 31, 2010, respectively. The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Contract Receivables on the condensed consolidated balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $1.2 million as of both September 30, 2011 and December 31, 2010, respectively.  The annual amortization to interest is not material to the Company’s condensed consolidated financial statements.   The carrying amounts of these receivables approximate their fair value at September 30, 2011 and December 31, 2010.

CREDIT RISK - As of September 30, 2011, approximately $10.8 million, or 29.3%, of the current and noncurrent Derivatives – Energy Related Assets are with a single retail counterparty. This counterparty has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assigned to SJI in the event of a default by the counterparty.

FINANCE OBLIGATION - During 2010, ACB Energy Partners LLC (ACB), a wholly-owned subsidiary of Energenic, of which Marina has a 50% equity interest, completed construction of a combined heat and power generating facility that will serve, under an energy services agreement, a thermal plant owned by Marina. Construction period financing was provided by Marina. Due to the continuing involvement in the facility, Marina is considered the owner of the facility for accounting purposes. As a result, the Company has included $23.5 million and $20.2 million of costs to construct the facility within Nonutility Property and Equipment on the condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010, respectively. In addition, the Company recorded $23.5 million of repayments from ACB to Marina on the construction loan, within the Finance Obligation on the condensed consolidated balance sheets as of September 30, 2011. Marina does not have a fixed payment obligation to ACB; as a result, the Finance Obligation is classified as a noncurrent liability. The costs to construct the facility and the repayments of the construction loan will be amortized over the term of the energy services agreement. The impact on the condensed consolidated statements of income is not significant.

OTHER FINANCIAL INSTRUMENTS – The carrying amounts of SJI’s other financial instruments approximate their fair values at September 30, 2011 and December 31, 2010.

6.	SEGMENTS OF BUSINESS:

SJI operates in several different reportable operating segments which reflect the financial information regularly evaluated by the chief operating decision maker. Gas Utility Operations (SJG) consists primarily of natural gas distribution to residential, commercial and industrial customers. Wholesale Energy Operations include SJRG’s activities. SJE is involved in both retail gas and retail electric activities. Retail Gas and Other Operations include natural gas acquisition and transportation service business lines. Retail Electric Operations consist of electricity acquisition and transportation to commercial and industrial customers. On-Site Energy Production consists of Marina’s thermal energy facility and other energy-related projects. Appliance Service Operations includes SJESP’s servicing of appliances under warranty via a subcontractor arrangement as well as on a time and materials basis, and the installation of residential and small commercial HVAC systems.  The Retail Energy Operations caption includes Retail Gas and Other, Retail Electric, On-Site Energy Production and Appliance Service Operations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  Intersegment sales and transfers are treated as if the sales or transfers were to third parties at current market prices.

Information about SJI’s operations in different reportable operating segments is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating Revenues:
Gas Utility Operations	$58,482	$57,140	$303,992	$315,200
Wholesale Energy Operations	(5,274)	21,792	49,472	71,460
Retail Energy Operations:
Retail Gas and Other Operations	20,582	24,160	80,866	85,775
Retail Electric Operations	51,305	45,762	165,458	136,580
On-Site Energy Production	11,049	11,003	30,700	29,533
Appliance Service Operations	3,720	5,148	12,308	14,440
Subtotal Retail Energy Operations	86,656	86,073	289,332	266,328
Corporate & Services	5,788	5,130	17,822	16,041
Subtotal	145,652	170,135	660,618	669,029
Intersegment Sales	(8,031)	(9,468)	(30,598)	(27,431)
Total Operating Revenues	$137,621	$160,667	$630,020	$641,598

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating Income (Loss):
Gas Utility Operations	$2,860	$1,335	$68,418	$58,350
Wholesale Energy Operations	(9,379)	4,790	1,716	15,440
Retail Energy Operations:
Retail Gas and Other Operations	(150)	241	564	887
Retail Electric Operations	(888)	(8,301)	5,953	(5,871)
On-Site Energy Production	578	1,962	2,945	4,517
Appliance Service Operations	(321)	371	(1,143)	373
Subtotal Retail Energy Operations	(781)	(5,727)	8,319	(94)
Corporate and Services	154	139	(113)	889
Total Operating Income (Loss)	$(7,146)	$537	$78,340	$74,585

Depreciation and Amortization:
Gas Utility Operations	$10,463	$10,137	$31,141	$29,362
Wholesale Energy Operations	64	63	198	200
Retail Energy Operations:
Retail Gas and Other Operations	8	8	25	26
On-Site Energy Production	1,185	981	3,288	2,937
Appliance Service Operations	86	86	235	262
Subtotal Retail Energy Operations	1,279	1,075	3,548	3,225
Corporate and Services	159	150	498	488
Total Depreciation and Amortization	$11,965	$11,425	$35,385	$33,275

Interest Charges:
Gas Utility Operations	$4,539	$4,775	$14,463	$12,953
Wholesale Energy Operations	4	54	26	81
Retail Energy Operations:
Retail Gas and Other Operations	46	66	157	123
On-Site Energy Production	1,799	1,292	4,325	3,694
Subtotal Retail Energy Operations	1,845	1,358	4,482	3,817
Corporate and Services	777	372	1,961	689
Subtotal	7,165	6,559	20,932	17,540
Intersegment Borrowings	(923)	(283)	(2,475)	(634)
Total Interest Charges	$6,242	$6,276	$18,457	$16,906

Income Taxes:
Gas Utility Operations	$(699)	$(2,132)	$22,412	$18,132
Wholesale Energy Operations	(3,547)	2,145	1,473	6,794
Retail Energy Operations:
Retail Gas and Other Operations	(59)	144	479	634
Retail Electric Operations	(363)	(3,375)	2,432	(2,377)
On-Site Energy Production	(1,621)	(4,457)	(9,278)	(8,812)
Appliance Service Operations	163	157	1,796	169
Subtotal Retail Energy Operations	(1,880)	(7,531)	(4,571)	(10,386)
Corporate and Services	92	91	166	269
Total Income Taxes	$(6,034)	$(7,427)	$19,480	$14,809

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Property Additions:
Gas Utility Operations	$38,792	$22,855	$97,868	$81,388
Wholesale Energy Operations	53	14	83	20
Retail Energy Operations:
Retail Gas and Other Operations	3	15	18	29
On-Site Energy Production	5,510	13,958	20,807	16,122
Appliance Service Operations	111	50	244	124
Subtotal Retail Energy Operations	5,624	14,023	21,069	16,275
Corporate and Services	24	462	406	963
Total Property Additions	$44,493	$37,354	$119,426	$98,646

	September 30, 2011	December 31, 2010
Identifiable Assets:
Gas Utility Operations	$1,516,458	$1,468,635
Wholesale Energy Operations	210,449	237,978
Retail Energy Operations:
Retail Gas and Other Operations	20,814	21,532
Retail Electric Operations	32,217	37,383
On-Site Energy Production	182,256	147,064
Appliance Service Operations	18,228	18,528
Subtotal Retail Energy Operations	253,515	224,507
Discontinued Operations	217	890
Corporate and Services	117,560	168,788
Intersegment Assets	(15,173)	(24,183)
Total Identifiable Assets	$2,083,026	$2,076,615

7.	RATES AND REGULATORY ACTIONS:

SJG is subject to the rules and regulations of the New Jersey Board of Public Utilities (BPU). The BPU approved an extension of the Capital Investment Recovery Tracker (CIRT II) program in March 2011, allowing SJG to accelerate an additional $60.3 million of capital spending into 2011 and 2012.  Under CIRT II, SJG capitalizes the return on CIRT II investments until they are recovered in rate base as utility plant in service.  In June 2011, SJG filed a petition with the BPU requesting recovery of CIRT II investments through a 0.5% increase in base rates.  This petition is currently pending.

On October 4, 2011, SJG filed a petition with the BPU requesting an additional extension of the CIRT II program allowing SJG to accelerate $40.0 million of capital spending into 2012 and $50.0 million of spending into 2013. The petition also requests recovery of the additional $40.0 million investment in 2012 through a 0.91% increase in base rates effective January 1, 2013. This petition is also currently pending.

In March 2011, SJG credited the accounts of its Basic Gas Supply Service (BGSS) customers with refunds totaling $21.1 million due to actual gas costs being lower than projected.

In September 2011, the BPU approved, on a provisional basis, SJG's request to reduce its BGSS rates by 2.9% and its Conservation Incentive Program (CIP) rates by 2.5%, effective October 1, 2011.

In June 2011, SJG filed its annual Energy Efficiency Tracker (EET) petition, requesting a 0.5% increase.  This petition is currently pending.

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

Regulatory Assets consisted of the following items (in thousands):

	September 30, 2011	December 31, 2010
Environmental Remediation Costs:
Expended - Net	$48,199	$39,056
Liability for Future Expenditures	81,357	87,393
Income Taxes - Flowthrough Depreciation	40	774
Deferred Asset Retirement Obligation Costs	24,781	24,247
Deferred Pension and Other Postretirement Benefit Costs	68,733	69,017
Deferred Gas Costs - Net	4,750	—
Conservation Incentive Program Receivable	4,805	12,291
Societal Benefit Costs Receivable	6,919	4,216
Premium for Early Retirement of Debt	578	699
Deferred Interest Rate Contracts	7,825	3,150
Other Regulatory Assets	9,645	7,570

Total Regulatory Assets	$257,632	$248,413

Regulatory Liabilities consisted of the following items (in thousands):

	September 30, 2011	December 31, 2010
Excess Plant Removal Costs	$47,498	$48,409
Deferred Revenues - Net	—	20,179
Other Regulatory Liabilities	2,139	660

Total Regulatory Liabilities	$49,637	$69,248

DEFERRED GAS COSTS AND DEFERRED REVENUES – NET – Over/under collections of gas costs are monitored through SJG’s BGSS clause.  Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability.  Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval.  The BGSS decreased from a $20.2 million regulatory liability at December 31, 2010 to a $4.8 million regulatory asset at September 30, 2011 primarily due to the BGSS refund to customers discussed above in Note 7.

9.	PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three and nine months ended September 30, 2011 and 2010, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Service Cost	$979	$856	$2,938	$2,569
Interest Cost	2,381	2,299	7,143	6,898
Expected Return on Plan Assets	(2,342)	(2,100)	(7,026)	(6,301)
Amortizations:
Prior Service Cost	67	70	200	210
Actuarial Loss	1,360	1,188	4,080	3,563
Net Periodic Benefit Cost	2,445	2,313	7,335	6,939
ERIP Costs	—	—	102	—
Capitalized Benefit Costs	(906)	(878)	(2,718)	(2,632)
Total Net Periodic Benefit Expense	$1,539	$1,435	$4,719	$4,307

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Service Cost	$249	$230	$747	$690
Interest Cost	800	816	2,400	2,450
Expected Return on Plan Assets	(562)	(484)	(1,686)	(1,453)
Amortizations:
Prior Service Credits	(89)	(89)	(266)	(266)
Actuarial Loss	414	374	1,241	1,121
Net Periodic Benefit Cost	812	847	2,436	2,542
Capitalized Benefit Costs	(302)	(330)	(907)	(989)
Total Net Periodic Benefit Expense	$510	$517	$1,529	$1,553

Capitalized benefit costs reflected in the table above relate to SJG’s construction program.

The ERIP costs reflected in the table above relate to an early retirement plan offered during 2011 to one of our business segments.

No contributions were made to the pension plans during the nine month period ended September 30, 2011.  During May 2010, SJI contributed $8.0 million to its pension plans.  We do not expect to make any contributions to our pension plans in 2011; however, changes in future investment performance and discount rates may ultimately result in a contribution. We also have a regulatory obligation to contribute approximately $3.6 million annually to our other postretirement benefit plans’ trusts, less costs incurred directly by us.

See Note 12 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2010, for additional information related to SJI’s pension and other postretirement benefits.

10.	UNUSED LINES OF CREDIT:

Credit facilities and available liquidity as of September 30, 2011 were as follows (in thousands):

Company	Total Facility	Usage	Available Liquidity	Expiration Date
SJG:
Commercial Paper Program/Revolving Credit Facility	$200,000	$106,500	$93,500	May 2015
Uncommitted Bank Lines	20,000	—	20,000	Various

Total SJG	220,000	106,500	113,500

SJI:

Revolving Credit Facility	$300,000	$208,908	$91,092	April 2015 (A)
Term Line of Credit	30,437	30,437	—	November 2013

Total SJI	330,437	239,345	91,092

Total	$550,437	$345,845	$204,592

(A) Includes letters of credit outstanding in the amount of $83.0 million.

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary, the SJI facilities can also be used to support SJG’s liquidity needs. Borrowings under these credit facilities are at market rates. The weighted average interest rate on these borrowings, which changes daily, was 1.08% and 0.79% at September 30, 2011 and 2010, respectively. Average borrowings outstanding under these credit facilities during the nine months ended September 30, 2011 and 2010 were $209.2 million and $179.6 million, respectively. The maximum amounts outstanding under these credit facilities during the nine months ended September 30, 2011 and 2010 were $271.4 million and $264.2 million, respectively.

New revolving credit facilities were established by SJI and SJG in April 2011 and May 2011, respectively. The SJI facility is a $300.0 million four-year facility provided by a syndicate of banks. The SJG facility is a $200.0 million, four-year facility, provided by the same syndicate of banks. Each facility contains one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreements) to not more than 0.65 to 1, measured at the end of each fiscal quarter. SJI and SJG were in compliance with these covenants as of September 30, 2011. These facilities replaced SJI’s $200.0 million revolving credit facility and SJG’s $100.0 million revolving credit facility and $40.0 million committed line of credit, all of which would otherwise have expired in August of 2011. The letters of credit that provide liquidity support for the variable-rate revenue bonds issued by Marina are now issued under SJI’s new revolving credit facility that expires in 2015. Consequently, these bonds, which were included in the current portion of long-term debt as of December 31, 2010, are now included in long-term debt as of September 30, 2011.

During the third quarter of 2011, SJG began a commercial paper program under which SJG may issue short-term, unsecured promissory notes to qualified investors up to a maximum aggregate amount outstanding at any time of $200.0 million.  The notes  have fixed maturities which vary by note, but may not exceed 270 days from the date of issue. Proceeds from the notes are used for general corporate purposes.  SJG uses the commercial paper program in tandem with the new $200.0 million revolving credit facility and does not expect the principal amount of borrowings outstanding under the commercial paper program and the credit facility at any time to exceed an aggregate of $200.0 million.

11.	COMMITMENTS AND CONTINGENCIES:

GUARANTEES — The Company has recorded a liability of $1.9 million which is included in Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the condensed consolidated balance sheets as of September 30, 2011 for the fair value of the following guarantees:

In April 2007, SJI guaranteed certain obligations of LVE Energy Partners, LLC (LVE) an unconsolidated joint venture in which Marina has a 50% equity interest.  LVE entered into a 25-year contract with a resort developer to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada.  LVE began construction of the facility in 2007 and expected to provide full energy service in 2010 when the resort was originally scheduled to be completed.  LVE suspended construction of the district energy system and central energy center in January 2009 after the resort developer’s August 2008 announcement that it was delaying the completion of construction of the resort due to the difficult environment in the capital markets and weak economic conditions.  The resort developer had indicated that it was considering different strategies to move its project forward, including opening its project in phases and obtaining a partner, but that it was unlikely construction would resume during 2009.  In August 2011, the resort developer, repeating previous disclosures, indicated again that it does not expect to resume construction on the project for three to five years.  The resort developer stated that it remains committed to having a significant presence on the Las Vegas Strip as part of a long-term growth strategy and continues to view this site as a major strategic asset.

The district energy system and central energy center are being financed by LVE with debt that is non-recourse to SJI. The outstanding balance of LVE’s bank debt is approximately $193.2 million as of September 30, 2011.  As a result of the construction delay, the district energy system and central energy center were not completed by the end of 2010 as originally expected. Consequently, the full amount of LVE’s debt became due and payable in December 2010. LVE intends to seek additional financing to complete the facility once construction of the resort resumes, however, as of December 31, 2010, LVE was in default under the financing agreements with the banks.  The Energy Sales Agreement between LVE and the resort developer includes a payment obligation by the resort developer to pay certain fees and expenses to LVE. A portion of this payment obligation is guaranteed to LVE’s lenders by the parent of the resort developer.

In March 2011, LVE reached agreements with (a) the resort developer, that specified the payments to be made by the developer to LVE during the suspension period and provided the developer and its corporate parent with an option to purchase the assets of LVE, and (b) the banks that are financing the energy facilities to address the existing default under the financing agreements. The terms of the March 2011 agreement require the resort developer to pay certain fees and expenses to LVE on a monthly basis beginning in March 2011 until construction of the resort resumes or until the resort developer has exercised its option to purchase the energy facilities from LVE. The monthly payments that are being paid to LVE by the resort developer are expected to be sufficient to reimburse LVE for costs to maintain the energy facilities and to cover debt service costs over time. The resort developer has provided LVE with a $6.0 million letter of credit to support its monthly payment obligation.

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

As of September 30, 2011, the Company had a net liability of approximately $1.6 million included in Other Noncurrent Liabilities on the condensed consolidated balance sheets related to this project, in addition to unsecured Notes Receivable – Affiliate of approximately $56.1 million due from LVE. As of September 30, 2011, SJI’s capital at risk is limited to its equity contributions, letters of credit and the unsecured notes receivable totaling approximately $70.4 million. During 2011, SJI provided support to LVE of approximately $5.4 million to cover interest and other project related costs.

As a result of the construction delay, management has evaluated the investment in LVE and concluded that the fair value of this investment continues to be in excess of the carrying value as of September 30, 2011.

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

As of September 30, 2011, SJI had issued $4.9 million of parental guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable our subsidiary to market retail natural gas.

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

COLLECTIVE BARGAINING AGREEMENTS — Unionized personnel represent approximately 49.0% of our workforce at September 30, 2011. The Company has collective bargaining agreements with two unions that represent these employees: the International Brotherhood of Electrical Workers (IBEW) Local 1293 and the International Association of Machinists and Aerospace Workers (IAM) Local 76.  SJG and SJESP employees represented by the IBEW operate under a collective bargaining agreement that runs through February 2013, with the option to extend until February 2014 at the union’s election. The remaining unionized employees represented by the IAM operate under a collective bargaining agreement that expires in August 2014.

STANDBY LETTERS OF CREDIT — SJI provided $83.0 million of standby letters of credit through SJI’s revolving credit facility. Letters of credit in the amount of $62.3 million support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance Marina’s initial thermal plant project and $20.7 million were posted to enable SJE to market retail electricity and for various construction activities. The Company also provided an additional $25.2 million letter of credit under a separate facility outside of the revolving credit facility to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG’s natural gas distribution system.  As of December 31, 2010, these bonds were included in the current portion of long-term debt because this letter of credit expired during 2011.  The replacement letter of credit expires in August 2015, and as a result, the related bonds are now included in long-term debt as of September 30, 2011.

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

Certain SJI subsidiaries are involved in buying, selling, transporting and storing natural gas and buying and selling retail electricity for their own accounts as well as managing these activities for third parties. These subsidiaries are subject to market risk on expected future purchases and sales due to commodity price fluctuations. The Company uses a variety of derivative instruments to limit this exposure to market risk in accordance with strict corporate guidelines.  These derivative instruments include forward contracts, swap agreements, options contracts and futures contracts. As of September 30, 2011, the Company had outstanding derivative contracts intended to limit the exposure to market risk on 17.0 MMdts (1 MMdts = one million decatherms) of expected future purchases of natural gas, 16.7 MMdts of expected future sales of natural gas, 1.3 MMmwh (1 MMmwh = one million megawatt hours) of expected future purchases of electricity and 0.1 MMmwh of expected future sales of electricity.  These contracts, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives — Energy Related Assets or Derivatives — Energy Related Liabilities on the condensed consolidated balance sheets. The net unrealized pre-tax gains and losses for these energy related commodity contracts are included with realized gains and losses in Operating Revenues – Nonutility.

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

The fair values of all derivative instruments, as reflected in the condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010, are as follows (in thousands):

Derivatives not designated as hedging instruments under GAAP	September 30, 2011		December 31, 2010
	Assets	Liabilities	Assets	Liabilities
Energy related commodity contracts:
Derivatives – Energy Related – Current	$29,572	$32,570	$39,513	$42,297
Derivatives – Energy Related – Non-Current	7,319	7,318	11,556	8,641
Interest rate contracts:
Derivatives - Other	—	10,513	—	5,539
Total derivatives not designated as hedging instruments under GAAP	36,891	50,401	51,069	56,477

Derivatives designated as hedging instruments under GAAP

Interest rate contracts:
Derivatives - Other	—	3,270	—	1,865
Total derivatives designated as hedging instruments under GAAP	—	3,270	—	1,865

Total Derivatives	$36,891	$53,671	$51,069	$58,342

The effect of derivative instruments on the condensed consolidated statements of income for the three and nine months ended September 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2011	2010	2011	2010
Interest Rate Contracts:
Losses recognized in OCI on effective portion	$(1,765)	$(391)	$(2,407)	$(705)
Losses reclassified from accumulated OCI into income (a)	$(385)	$(237)	$(1,122)	$(705)
Gains or (losses) recognized in income on ineffective portion (a)	—	—	—	—

(a) Included in Interest Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments under GAAP	2011	2010	2011	2010
Losses on energy related commodity contracts (a)	$(8,543)	$(1,173)	$(2,411)	$(19,090)
Losses on interest rate contracts (b)	(309)	(412)	(298)	(1,250)

Total	$(8,852)	$(1,585)	$(2,709)	$(20,340)

(a)  Included in Operating Revenues - Non Utility
(b)  Included in Interest Charges

Net realized losses associated with SJG’s energy-related financial commodity contracts of $2.4 million and $5.5 million for the three months ended September 30, 2011 and 2010, respectively, and $9.5 million and $17.8 million for the nine months ended September 30, 2011 and 2010, respectively, are not included in the above table. These contracts are part of SJG’s regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to, and recoverable through, regulatory riders, any changes in the value of SJG’s energy related financial commodity contracts are deferred in Regulatory Assets or Liabilities and there is no impact to earnings.

Certain of the Company’s derivative instruments contain provisions that require immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions in the event of a material adverse change in the credit standing of the Company. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on September 30, 2011, is $11.2 million.   If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2011, the Company would have been required to settle the instruments immediately or post collateral to its counterparties of approximately $8.1 million after offsetting asset positions with the same counterparties under master netting arrangements.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of September 30, 2011	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$6,297	$19	$6,278	$—
Derivatives – Energy Related Assets (B)	36,891	14,513	19,156	3,222
	$43,188	$14,532	$25,434	$3,222

Liabilities

Derivatives – Energy Related Liabilities (B)	$39,888	$11,384	$24,868	$3,636
Derivatives – Other (C)	13,783	—	13,783	—
	$53,671	$11,384	$38,651	$3,636

As of December 31, 2010	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$6,720	$6,720	$—	$—
Derivatives – Energy Related Assets (B)	51,069	21,204	24,878	4,987
	$57,789	$27,924	$24,878	$4,987

Liabilities

Derivatives – Energy Related Liabilities (B)	$50,938	$19,513	$23,275	$8,150
Derivatives – Other (C)	7,404	—	7,404	—
	$58,342	$19,513	$30,679	$8,150

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

(C) Derivatives – Other are valued using quoted prices on commonly-quoted intervals, which are interpolated for periods different than the quoted intervals, as inputs to a market valuation model. Market inputs can generally be verified and model selection does not involve significant management judgment.

Transfers between different levels of the fair value hierarchy may occur based on the level of observable inputs used to value the instruments from period to period.  During the three and nine months ended September 30, 2011, there were no transfers between levels within the fair value hierarchy, including no transfers in or out of Level 3.

The changes in fair value measurements of Derivatives – Energy Related Assets and Liabilities for the three and nine months ended September 30, 2011, using significant unobservable inputs (Level 3), are as follows (in thousands):

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Balance at beginning of period	$1,762	$(3,163)
Total gains and (losses) realized/unrealized included in earnings	(1,999)	(2,585)
Transfers in and/or out of Level 3, net	—	—
Settlements	(177)	5,334

Balance at September 30, 2011	$(414)	$(414)

Total losses for 2011 included in earnings that are attributable to the change in unrealized losses relating to those assets and liabilities still held as of September 30, 2011, is $2.6 million.  These losses are included in Operating Revenues-Nonutility on the condensed consolidated statements of income.

14.	LONG-TERM DEBT:

During the first nine months of 2010, SJG issued $60.0 million aggregate principal amount of its Medium Term Notes in private placements due 2026.  In September 2011, SJG entered into an arrangement to issue Medium Term Notes under a private placement in an aggregate principal amount of $35.0 million. SJG expects to issue this debt in April 2012. In the third quarter 2011, SJG repaid $25.0 million of First Mortgage Bonds. As of September 30, 2011 the $150.0 million Medium Term Note program that was approved by the BPU in September 2009 expired. In September 2011, SJG filed a petition with the BPU to establish a new $200.0 million MTN program.

The estimated fair values of SJI’s long-term debt, including current maturities, as of September 30, 2011 and December 31, 2010, were $530.9 million and $517.0 million, respectively.  The carrying amounts of SJI’s long-term debt, including current maturities, as of September 30, 2011 and December 31, 2010, were $426.4 million and 451.4 million, respectively.  We based the estimates on interest rates available to SJI at the end of each period for debt with similar terms and maturities.  The carrying amounts of SJI’s other financial instruments approximate their fair values at September 30, 2011 and December 31, 2010.

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

RESULTS OF OPERATIONS:

SJI operates in several different reportable operating segments. Gas Utility Operations (SJG) consists primarily of natural gas distribution to residential, commercial and industrial customers. Wholesale Energy Operations include the activities of South Jersey Resources Group, LLC (SJRG). South Jersey Energy Company (SJE) is involved in both retail gas and retail electric activities. Retail Gas and Other Operations include natural gas acquisition and transportation service business lines. Retail Electric Operations consist of electricity acquisition and transportation to commercial and industrial customers. On-Site Energy Production consists of Marina’s thermal energy facility and other energy-related projects. Appliance Service Operations includes South Jersey Energy Service Plus, LLC (SJESP’s) servicing of appliances under warranty via a subcontractor arrangement as well as on a time and materials basis, and the installation of residential and small commercial HVAC systems.  The Retail Energy Operations caption includes Retail Gas and Other, Retail Electric, On-Site Energy Production and Appliance Service Operations.

Net Income attributable to SJI for the three months ended September 30, 2011 decreased $6.4 million to a net loss of $5.1 million compared to the three months ended September 30, 2010 primarily as a result of the following:

•
The income contribution from SJRG for the three months ended September 30, 2011 decreased $8.1 million to a net loss of $5.2 million due primarily to the change in unrealized gains and losses on derivatives used by SJRG to mitigate natural gas commodity price risk as discussed under Operating Revenues – Nonutility below.

•
The income contribution from Marina for the three months ended September 30, 2011 decreased $4.3 million to net income of $0.6 million due primarily to the timing of the investment tax credit available on renewable energy facilities as compared to the prior year.

•
The income contribution from SJE for the three months ended September 30, 2011 increased $4.1 million to a net loss of $0.6 million due primarily to the change in unrealized gains and losses on forward financial contracts used to mitigate price risk on electric as discussed under Operating Revenues – Nonutility below.

•
The income contribution from SJG for the three months ended September 30, 2011 increased $1.6 million to a net loss of $0.3 million due primarily to the settlement of the base rate case in September 2010.

Net Income attributable to SJI for the nine months ended September 30, 2011 increased $11.1 million, or 26.9% to $52.4 million compared to the nine months ended September 30, 2010 primarily as a result of the following:

•
The income contribution from SJE for the nine months ended September 30, 2011 increased $6.8 million to $4.2 million due primarily to the change in unrealized gains and losses on forward financial contracts used to mitigate price risk on electric as discussed under Operating Revenues – Nonutility below.

•	The income contribution from SJG for the nine months ended September 30, 2011 increased $6.5 million to $33.6 million due primarily to the settlement of the base rate case in September 2010.

•
The income contribution from Marina for the nine months ended September 30, 2011 increased $3.2 million to $10.2 million due primarily to the impact of the investment tax credit available on renewable energy facilities.

•
The income contribution from SJESP for the nine months ended September 30, 2011 increased $2.4 million to $2.6 million due to proceeds received from a provider of homeowner assistance services, in accordance with an agreement with the Company that gives them the exclusive right to renew the home appliance repair contracts at SJESP.

•
The income contribution from SJRG for the nine months ended September 30, 2011 decreased $7.4 million to $2.0 million due mainly to tighter spreads attained on our storage and transportation assets as discussed in Gross Margin - Nonutility below.

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

•
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

•
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

Economic Earnings for the three months ended September 30, 2011 decreased $2.6 million, or 85.9%, to $0.4 million compared with the same period in 2010, primarily as a result of the following:

•
The income contribution from Marina for the three months ended September 30, 2011 decreased $4.5 million to $1.2 million due primarily to the timing of the investment tax credit available on renewable energy facilities as compared to the prior year.

•
The income contribution from SJG for the three months ended September 30, 2011 increased $1.6 million to a net loss of $0.3 million due primarily to the settlement of the base rate case in September 2010.

.
Economic Earnings for the nine months ended September 30, 2011 increased $0.4 million, or 0.7%, to $55.2 million compared with the same period in 2010, primarily as a result of the following:

•	The income contribution from SJG for the nine months ended September 30, 2011 increased $6.5 million to $33.6 million due primarily to the settlement of the base rate case in September.

•
The income contribution from SJESP for the nine months ended September 30, 2011 increased $2.4 million to $2.6 million due to proceeds received from a provider of homeowner assistance services, in accordance with an agreement with the Company that gives them the exclusive right to renew the home appliance repair contracts at SJESP.

•
The income contribution from Marina for the nine months ended September 30, 2011 increased $1.3 million to $11.0 million due primarily to the timing of the investment tax credit available on renewable energy facilities as compared to the prior year.

•
The income contribution from SJRG for the nine months ended September 30, 2011 decreased $9.8 million to $4.9 million due mainly to tighter spreads attained on our storage and transportation assets as discussed in Gross Margin - Nonutility below.

The following table presents a reconciliation of our income from continuing operations and earnings per share from continuing operations to Economic Earnings and Economic Earnings per share for the three and nine months ended September 30 (in thousands except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Income (Loss) from Continuing Operations	$(5,203)	$1,441	$52,873	$41,550
Minus/Plus:
Unrealized Mark-to-Market (Gains)/Losses on Derivatives and Realized (Gains)/Losses on Inventory Injection Hedges	5,627	1,571	2,330	13,283
Economic Earnings	$424	$3,012	$55,203	$54,833

Earnings per Share from Continuing Operations	$(0.17)	$0.05	$1.76	$1.39
Minus/Plus:
Unrealized Mark-to-Market (Gains)/Losses on Derivatives and Realized (Gains)/Losses on Inventory Injection Hedges	$0.18	0.05	0.08	0.44
Economic Earnings per Share	$0.01	$0.10	$1.84	$1.83

Non-Utility Income (Loss) from Continuing Operations	$(4,873)	$3,413	$19,287	$14,524
Minus/Plus:
Unrealized Mark-to-Market (Gains)/Losses on Derivatives and Realized (Gains)/Losses on Inventory Injection Hedges	5,627	1,571	2,330	13,283
Non-Utility Economic Earnings	$754	$4,984	$21,617	$27,807

Wholesale Energy Income (Loss) from Continuing Operations	$(5,233)	$2,862	$2,036	$9,464
Minus/Plus:
Unrealized Mark-to-Market (Gains)/Losses on Derivatives and Realized (Gains)/Losses on Inventory Injection Hedges	3,370	(4,368)	2,816	5,212
Wholesale Energy Economic Earnings	$(1,863)	$(1,506)	$4,852	$14,676

Retail Energy Income from Continuing Operations	$360	$551	$17,251	$5,060
Minus/Plus:
Unrealized Mark-to-Market (Gains)/Losses on Derivatives and Realized (Gains)/Losses on Inventory Injection Hedges	2,257	5,940	(486)	8,071
Retail Energy Economic Earnings	$2,617	$6,491	$16,765	$13,131

The following tables summarize the composition of selected SJG data for the three and nine months ended September 30 (in thousands, except for degree day data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Utility Throughput – dt:
Firm Sales -
Residential	1,226	1,506	14,981	15,246
Commercial	516	627	3,950	3,955
Industrial	24	28	206	200
Cogeneration & Electric Generation	1,014	701	1,568	1,101
Firm Transportation -
Residential	162	136	1,732	1,325
Commercial	538	617	4,174	4,067
Industrial	2,976	3,036	9,612	9,379
Cogeneration & Electric Generation	1,584	1,638	5,110	4,634

Total Firm Throughput	8,040	8,289	41,333	39,907

Interruptible Sales	1	8	13	51
Interruptible Transportation	307	402	1,371	1,256
Off-System	1,455	969	4,910	4,006
Capacity Release	18,220	12,337	45,879	31,729

Total Throughput - Utility	28,023	22,005	93,506	76,949

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Utility Operating Revenues:
Firm Sales -
Residential	$25,906	$28,745	$174,794	$198,105
Commercial	8,153	8,743	42,694	45,228
Industrial	582	435	2,876	2,436
Cogeneration & Electric Generation	5,450	4,480	8,951	7,164
Firm Transportation -
Residential	1,862	1,212	10,725	7,168
Commercial	2,804	2,662	15,991	14,505
Industrial	4,710	4,155	13,375	12,806
Cogeneration & Electric Generation	379	1,098	2,866	3,816

Total Firm Revenues	49,846	51,530	272,272	291,228

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interruptible Sales	14	118	229	756
Interruptible Transportation	282	410	1,244	1,308
Off-System	6,727	4,525	24,175	20,071
Capacity Release	1,345	358	5,244	1,088
Other	268	199	828	749
	58,482	57,140	303,992	315,200
Less: Intercompany Sales	(274)	(301)	(6,425)	(1,119)
Total Utility Operating Revenues	58,208	56,839	297,567	314,081
Less:
Cost of Sales	27,242	28,534	137,924	168,531
Conservation Recoveries*	691	1,025	5,393	5,398
RAC Recoveries*	1,590	1,741	4,773	5,222
EET Recoveries*	604	426	1,748	964
Revenue Taxes	832	862	5,861	5,709
Utility Margin	$27,249	$24,251	$141,868	$128,257

Margin:
Residential	$13,839	$12,806	$92,314	$72,889
Commercial and Industrial	7,984	6,673	38,550	28,395
Cogeneration and Electric Generation	973	916	2,513	2,304
Interruptible	21	25	108	139
Off-system & Capacity Release	241	85	1,169	462
Other Revenues	412	467	1,054	1,458
Margin Before Weather Normalization & Decoupling	23,470	20,972	135,708	105,647
CIRT Mechanism	719	2,505	1,911	7,067
CIP Mechanism	2,961	733	3,975	15,425
EET Mechanism	99	41	274	118
Utility Margin	$27,249	$24,251	$141,868	$128,257

Degree Days:	21	3	2,892	2,782

*Represents expenses for which there is a corresponding credit in operating revenues.  Therefore, such recoveries have no impact on our financial results.

Throughput - Utility - Total gas throughput increased  6.0 MMdts, or 27.3%, and 16.6 MMdts, or 21.5%, for the three and nine months ended September 30, 2011, compared with the same periods in 2010, respectively.  These increases were realized primarily in the Capacity Release markets.   Capacity Release increased 5.9 MMdts and 14.2 MMdts during the three and nine months ended September 30, 2011, as compared with the same periods in 2010, respectively, as a result of increased opportunity for such sales.  Additional capacity became available during the latter part of 2010 as capacity previously transferred out of SJG under the provisions of the Conservation Incentive Program (CIP) was returned to the utility. Firm throughput decreased slightly during the third quarter but increased 1.4 MMdts, or 3.6%, during the nine months ended September 30, 2011, compared to the same period in 2010.  This was primarily the result of weather that was 4.0% colder for the nine months ended September 30, 2011, as compared with the same period last year.  In addition, SJG added 3,860 customers over the twelve month period ended September 30, 2011, which represents a growth rate of 1.1%.

Conservation Incentive Program (CIP) - Utility - The effects of the CIP on SJG’s net income for the three and nine months ended September 30, 2011 and 2010 and the associated weather comparisons were as follows ($’s in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net Income Benefit:
CIP – Weather Related*	$—	$—	$1.3	$2.3
CIP – Usage Related	1.8	0.4	1.1	6.8
Total Net Income Benefit	$1.8	$0.4	$2.4	$9.1

Weather Compared to 20-Year Average*	—	—	4.6% warmer	8.1% warmer
Weather Compared to Prior Year*	—	—	4.0% colder	8.3% warmer

* Weather variations do not have a material impact on third quarter residential and commercial usage.

Operating Revenues  - Utility -   SJG’s revenues increased $1.4 million, or 2.4%, during the three months ended September 30, 2011 compared with the same period in the prior year, after eliminating intercompany transactions.  OSS revenue and capacity release revenue increased $2.2 million and $1.0 million, respectively, during the third quarter of 2011 versus the same period in 2010, as both sales and capacity release volume increased. As previously stated under "Throughput-Utility," this was made possible when additional capacity became available during the latter part of 2010, as capacity previously transferred out of SJG under the CIP was returned to SJG. As reflected in the Margin table above, the impact of the higher OSS and capacity release activity did not have a material impact on the earnings of SJG, as SJG is required to share 85.0% of the profits of such activity with the ratepayers.

Firm sales revenue decreased $1.7 million, or 3.3%, during the third quarter of 2011 versus the same period in 2010, as the result of lower firm throughput, as reflected in the Throughput table above.

SJG’s revenues decreased $16.5 million, or 5.3%, during the nine months ended September 30, 2011 compared with the same period in the prior year, after eliminating intercompany transactions.  Firm sales revenue decreased $19.0 million, or 6.5%, during the first nine months of 2011 versus the same period in 2010, as the result of lower natural gas costs which precipitated the return of $21.1 million in the form of a customer refund in March 2011.  The average cost of natural gas purchased during the first nine months of 2011 was $6.19 per dt, representing a 8.6% decrease relative to the average cost of $6.77 per dt during the same period in 2010.

While changes in gas costs and Basic Gas Supply Service (BGSS) recoveries may fluctuate from period to period, SJG does not profit from the sale of the commodity.  Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on Company profitability, as further discussed under “Margin-Utility.”

Partially offsetting the negative impact of lower natural gas costs on firm sales revenues was the impact of adding approximately 3,900 customers over the last twelve months, and weather that was 4.0% colder during the first nine months of 2011, as compared with the same period in 2010.

OSS revenue and capacity release revenue increased $4.1 million and $4.2 million, respectively, during the first nine months of 2011 versus the same period in 2010, as both sales volume and capacity release unit prices increased. As previously stated under “Throughput-Utility,” this was made possible when additional capacity became available during the latter part of 2010, as capacity previously transferred out of SJG under the CIP was returned to SJG. As reflected in the Margin table above, the impact of the higher OSS and capacity release activity during 2011 did not have a material impact on the earnings of SJG, as SJG is required to share 85% of the profits of such activity with the ratepayers.

Operating Revenues — Nonutility -  Combined revenues for SJI’s nonutility businesses, net of intercompany transactions, decreased by $24.4 million, or 23.5% for the three months ended September 30, 2011 and increased $4.9 million, or 1.5%, for the nine months ended September 30, 2011 compared with the same periods in 2010.

SJE’s revenues from retail gas, net of intercompany transactions, decreased by $3.4 million and $3.9 million, or 14.1% and 4.6%, for the three and nine months ended September 30, 2011, respectively, compared with the same periods in 2010. The decrease in revenues for the comparative periods was mainly due to the loss of one large volume customer under contract in 2010 with a higher fixed price which was replaced in 2011 with several lower priced market customers. Also contributing to the decrease in revenues was a 4.25% and 8.38% decrease in the average monthly New York Mercantile Exchange (NYMEX) settle price, which was partially offset by a 2.5% and 7.8% increase in sales volumes for the comparative three and nine month periods, respectively.  As of September 30, SJE was serving the following number of retail gas customers:

	2011	2010
Residential	5,731	7,649
Commercial & Large Volume	1,632	970

Sales volumes for the comparative periods were as follows (in dekatherms):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Residential	31,207	42,057	378,479	473,792
Commercial & Large Volume	4,099,763	3,986,300	14,065,291	12,920,992

Market conditions continue to make it difficult to be competitive in the residential and small commercial markets. We continue to focus our marketing efforts on the pursuit of non-heat-sensitive commercial customers in an effort to mitigate price volatility and weather risk.

SJE’s revenues from retail electricity, net of intercompany transactions, increased $7.0 million and $32.1 million, or 16.7% and 25.1% for the three and nine months ended September 30, 2011, respectively, compared with the same periods in 2010. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $(6.1) million and $(11.8) million, revenues increased $0.9 million and $20.3 million, or 1.7% and 14.8%, for the three and nine months ended September 30, 2011, respectively, compared with the same periods in 2010.

A summary of SJE’s revenues from retail electricity is as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
SJE Retail Electric Revenue	$49.1	$42.1	$7.0	$159.9	$127.8	$32.1
Add: Unrealized Losses (Subtract: Unrealized Gains)	2.8	8.9	(6.1)	(2.5)	9.3	(11.8)
SJE Retail Electric Revenue, Excluding Unrealized Losses (Gains)	$51.9	$51.0	$0.9	$157.4	$137.1	$20.3

The three month comparative period increase was mainly due to a 16.5% increase in volumes mostly offset by a 16.3% decrease in the average monthly Locational Marginal Price (LMP) per megawatt hour. The nine month comparative period increase was mainly due to a 14.5% increase in volumes and a 3.6% increase in the average monthly LMP rate.  SJE uses forward financial contracts to mitigate commodity price risk on fixed price electric contracts. In accordance with GAAP, the forward financial contracts are recorded at fair value, with changes in fair value recorded in earnings in the period of change. The related customer contracts are not considered derivatives and therefore are not recorded in earnings until the electricity is delivered. As a result, earnings are subject to volatility as the market price of the forward financial contracts change, even when the underlying hedged value of the customer contract is unchanged. Over time, gains or losses on the sale of the fixed price electric under contract will be offset by losses or gains on the forward financial contracts, resulting in the realization of the profit margin expected when the transactions were initiated. SJE serves both fixed and market-priced customers.

SJRG’s revenues, net of intercompany transactions, decreased $27.0 million and $22.0 million, for the three and nine months ended September 30, 2011, respectively, compared with the same periods in 2010. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts of $13.2 million and $(5.4) million, respectively, due to price volatility and adjusting for the change in realized gains and losses on all hedges attributed to inventory transactions of $(0.2) million and $1.3 million, respectively, to align them with the related cost of inventory in the period of withdrawal, SJRG’s revenues decreased $14.0 million and $26.1 million for the three and nine months ended September 30, 2011, respectively, compared with the same periods in 2010.

A summary of SJRG’s revenue for the three and nine months ended  September 30 is as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
SJRG Revenue	$(5.3)	$21.7	$(27.0)	$49.2	$71.2	$(22.0)
Add: Unrealized Losses (Subtract: Unrealized Gains)	5.8	(7.4)	13.2	4.6	10.0	(5.4)
Add: Realized Losses (Subtract: Realized Gains) on Inventory Injection Hedges	(0.1)	0.1	(0.2)	0.2	(1.1)	1.3
SJRG Revenue, Excluding Unrealized Losses (Gains) and Realized Losses (Gains) on Inventory Injection Hedges	$0.4	$14.4	$(14.0)	$54.0	$80.1	$(26.1)

The decrease in revenues for the three and nine months ended September 30, 2011 compared with the same periods in 2010 was due mainly to an 84.0% and 12.1% decrease in storage volumes sold and a 4.3% and 8.4% decrease in the average monthly NYMEX settle price for the comparative quarters. Also contributing to the decrease in revenues was the impact of significantly higher margins from storage and transportation assets recognized in 2010 and the take-away constraints throughout the Marcellus region discussed below under Gross Margin - Nonutility.  As discussed in Note 1 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2010, revenues and expenses related to the energy trading activities of SJRG are presented on a net basis in Operating Revenues – Nonutility.

Revenues for Marina were relatively flat for the three months ended September 30, 2011 compared with the same period in 2010. Revenues increased $1.2 million, or 4.0%, for the nine months ended September 30, 2011 compared with the same period in 2010 due mainly to an increase in hot water volumetric production and slightly higher chilled and hot water rates at the thermal plant and a new solar project that came on line in 2011.

Revenues for SJESP decreased $1.4 million or 27.7%, and $2.1 million, or 14.8% for the three and nine months ended September 30, 2011, respectively, compared with the same periods in 2010 due mainly to a decrease in customer warranty contract and residential HVAC installation sales. Customer warranty contract revenues were down as SJESP previously sold the rights to renew the home appliance repair contracts to a provider of homeowner assistance services under an agreement that took effect in the third quarter of 2011.

Margin – Utility — SJG’s margin is defined as natural gas revenues less natural gas costs, regulatory rider expenses and related volumetric and revenue based energy taxes. SJG believes that margin provides a more meaningful basis for evaluating utility operations than revenues since natural gas costs, regulatory rider expenses and related energy taxes are passed through to customers, and therefore, they have no effect on margin. Natural gas costs are charged to operating expenses on the basis of therm sales at the prices approved by the New Jersey Board of Public Utilities (BPU) through SJG’s BGSS clause.

Total margin increased $3.0 million, or 12.4%, for the three months ended September 30, 2011, compared with the same period in 2010 primarily due to the base rate increase granted by the BPU in September 2010. This was partially offset by lower margin from the Capital Investment Recovery Tracker (CIRT).  The CIRT was approved by the BPU in April 2009 and allows SJG to accelerate certain capital spending and also earn a return of, and a return on, investment at the time the investment is made. A significant portion of revenues previously recovered through the CIRT was rolled into base rates in September 2010 resulting in decreased recoveries under the CIRT program in 2011. The CIRT added $0.7 million of pre-tax margin in the third quarter of 2011, compared with $2.5 million in the same period of 2010.

As discussed in Note 7 to the condensed consolidated financial statements, the BPU approved a CIRT II program in March 2011. Under this program, earnings on, and recoveries of, SJG’s investments are not included in margin. However, they are reflected in both Other Income and as a reduction to interest expense until the BPU approves these earnings and recoveries being included in base rates.

Total margin increased $13.6 million, or 10.6% for the nine months ended September 30, 2011 compared with the same period in 2010 primarily due to the base rate increase granted in September 2010, higher margins from OSS and capacity release and customer additions.  The CIRT added $1.9 million of pre-tax margin in the first nine months of 2011, compared with $7.1 million in the same period last year. As noted above, certain revenues previously recovered through the CIRT were rolled into base rates in September 2010 resulting in decreased recoveries under this program in 2011.

The CIP protected $4.0 million of pre-tax margin in the first nine months of 2011 that would have been lost due to lower customer usage, compared with $15.4 million in the same period last year.  Of these amounts, $2.2 million and $3.9 million were related to weather variations and $1.8 million and $11.5 million were related to other customer usage variations in 2011 and 2010, respectively. As noted above, certain revenues previously recovered through the CIP were rolled into base rates resulting in decreased recoveries under this program in 2011.

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

For the three and nine months ended September 30, 2011, combined gross margins for the nonutility businesses, net of intercompany transactions, decreased $7.5 million and $1.4 million to $0.0 million and $38.1 million, respectively, compared with the same periods in 2010. This decrease is primarily due to the following:

•
Gross margin for SJRG decreased $13.7 million and $12.4 million for the three and nine months ended September 30, 2011, respectively, compared with the same periods in 2010. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts of $13.2 million and $(5.4) million, respectively, due to price volatility and adjusting for the change in realized gains and losses on all hedges attributed to inventory transactions of $(0.2) million and $1.3 million, respectively, to align them with the related cost of inventory in the period of withdrawal as discussed above, gross margin for SJRG decreased $0.7 million and $16.5 million for the three and nine month comparative periods. For the three month comparative period, the change in gross margin was due in part to the withdrawal of 2.5 bcf of storage during 2010 which reduced gross margin by approximately $4.1 million during the three months ended September 30, 2010. Offsetting the comparative impact of the storage withdrawal in 2010 which did not recur in 2011, gross margin was negatively impacted by approximately $3.0 million during the three months ended September 30, 2011 as a result of increased production of natural gas in the Marcellus region where SJRG has committed to purchase minimum volumes at index based prices. This increased production has caused temporary take-away constraints throughout the region which has resulted in a decrease in market prices. Market prices are expected to improve as additional capacity is brought on line beginning in November of this year. The remaining $1.8 million decrease in gross margin during the three months ended September 30, 2011 as compared to the the same period in 2010 was due mainly to tighter spreads attained on our storage and transportation assets. For the nine month comparative period, the decrease in gross margin was also due primarily to the tighter spreads attained on our storage and transportation assets. Storage assets allow SJRG to lock in the differential between purchasing natural gas at low current prices and selling equivalent quantities at higher future prices. Gross margin is generated via seasonal pricing differentials. While this margin will be attained over the transaction cycle, the timing of physical injections and withdraws and related hedge settlements can cause earnings fluctuations for accounting purposes due to the volatile nature of wholesale gas prices. Overall, SJRG's contribution to margin from storage and transportation assets has decreased due to market conditions and we have begun to shed some of these assets. However, we expect to continue to add incremental margin from marketing and related opportunities in the Marcellus region, capitalizing on our established presence in the area. Future margins could fluctuate significantly due to the volatile nature of wholesale gas prices.

Storage and transportation assets under contract as of September 30 are as follows:

	2011	2010
Storage (Bcf)	8.6	12.5

Transportation (dts/day)	104,000	94,000

•
Gross Margin for Marina decreased $0.4 million and $0.1 million for the three and nine months ended September 30, 2011, respectively, compared with the same periods of 2010. Gross margin as a percentage of Operating Revenues decreased 3.5 percentage points and 2.2 percentage points for the three and nine months ended September 30, 2011, respectively, compared with the same periods in 2010 due mainly to the cancellation of a higher margin customer contract, partially offset with an increase in low-margin electric sales from Marina’s thermal plant.

•
Gross margin from SJE’s retail gas sales was essentially unchanged for the three and nine months ended September 30, 2011 compared with the same periods in 2010 after excluding the change in unrealized gains and losses recorded on forward financial contracts. Gross margin as a percentage of Operating Revenues decreased 0.2 percentage points and 1.8 percentage points for the three and nine months ended September 30, 2011, respectively, compared with the same periods in 2010 as we replaced several high-margin customers with lower margin load.

•
Gross margin from SJE’s retail electricity sales increased $7.7 million and $13.0 million for the three and nine months ended September 30, 2011, respectively, compared with the same periods of 2010. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts as discussed above, gross margin increased $1.6 million and $1.2 million in the three and nine months ended September 30, 2011, respectively, compared with the same periods of 2010.  Excluding the impact of the unrealized gains/losses, gross margin as a percentage of Operating Revenues increased 3.0 percentage points and 4.7 percentage points for the three and nine months ended September 30, 2011, respectively, compared with the same periods of 2010. The increases were due mainly to lower capacity and network services costs and the cost differential of incremental summer load. The incremental summer load impact is due to the third quarter usage of the large number of schools that are part of a bid won in April 2009. This is a fixed-price full requirements contract. At the time we entered into this contract, we purchased a fixed price supply contract based on historical usage information contained in the bid. During the third quarter of 2010, the schools used significantly more electricity than forecast and we were required to purchase those incremental volumes at market prices that were higher than the original purchase price, causing us to recognize significantly lower margins. In the third quarter of 2011, the schools consumption was only slightly higher than forecast, and we purchased those incremental volumes at market prices that were much closer to the original purchase price.

•
Gross margin for SJESP decreased $1.2 million and $1.5 million, respectively, for the three and nine months ended September 30, 2011, respectively, compared with the same periods in 2010 due mainly to the lower customer warranty contract sales as mentioned in Operating Revenues – Nonutility.  Gross margin as a percentage of Operating Revenues decreased 14.5 percentage points and 5.5 percentage points for the three and nine month comparative periods, respectively, due to the significant decline of high-margin warranty contracts and residential installation jobs.

Operations Expense — A summary of net changes in operations expense, for the three and nine months ended September 30, follows (in thousands):

	Three Months Ended September 30, 2011 vs. 2010	Nine Months Ended September 30, 2011 vs. 2010
Gas Utility Operations	$622	$2,006
Nonutility:
Wholesale Energy Operations	230	980
Retail Gas and Other Operations	(19)	(4)
Retail Electric Operations	286	1,144
On-Site Energy Production	810	1,139
Appliance Service Operations	(468)	65
Total Nonutility	839	3,324
Intercompany Eliminations and Other	564	844
Total Operations Expense	$2,025	$6,174

Gas Utility operations expense increased $0.6 million and $2.0 million for the three and nine months ended September 30, 2011, respectively, as compared with the same periods in 2010.  This increase is due primarily to increased spending under the New Jersey Clean Energy Program and Energy Efficiency Programs. Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting increase in revenues during the period. Also contributing to the increase were corporate support, governance and compliance costs.

Nonutility operations expense increased $0.8 million and $3.3 million for the three and nine months ended September 30, 2011, respectively, as compared with the same periods in 2010. The increase is primarily due to additional personnel, governance and compliance costs incurred to support continued growth.

Other changes in operations expense during 2011 were not significant.

Other Operating Expenses — Changes in other consolidated operating expenses which consist of Maintenance, Depreciation, and Energy and Other Taxes for the three and nine months ended September 30, 2011, compared with the same periods in 2010, were not significant.

Other Income and Expense - Other income and expense increased $1.9 million and $10.8 million, respectively, during the three and nine months ended September 30, 2011, compared with the same periods in 2010, primarily due to a) interest income charged on notes receivable from affiliates, and b) proceeds received from a provider of homeowner assistance services, in accordance with an agreement with the Company, that gives them the exclusive right to renew the home appliance repair contracts at SJESP.

Interest Charges – Interest charges were flat for the three months ended September 30, 2011 compared with the three months ended September 30, 2010 as higher aggregate debt levels and interest rates were offset by higher levels of capitalized interest associated with increased spending under the CIRT programs at SJG. Interest charges increased $1.6 million for the nine months ended September 30, 2011 compared with the same period in 2010, due primarily to higher short-term borrowing levels and interest rates at our non-utility businesses in support of increased project development activity, and higher levels of long-term fixed rate debt at our utility in support of increased levels of infrastructure investment.

Income Taxes – Income tax benefit decreased by $1.4 million for the three months ended September 30, 2011 as compared to the same period in the prior year. This decrease in the income tax benefit is primarily the result of a lower effective tax rate in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, partially offset by an increase in the loss before income taxes in 2011. Income tax expense increased by $4.7 million for the nine months ended September 30, 2011 as compared to the same period in the prior year.  This increase in income tax expense is primarily the result of an increase in income before income taxes, partially offset by a lower effective tax rate in the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The changes in the effective tax rates are due to the projected increase in the investment tax credits available on renewable energy facilities at Marina in 2011, as compared to 2010.

Equity in Loss of Affiliated Companies – Equity in loss of affiliated companies decreased by $0.5 million and $3.0 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. This decrease in equity in loss of affiliated companies is primarily due to a decrease in unrealized losses on interest rate swaps at LVE Energy Partners, LLC (LVE) that were recognized in 2010.

Discontinued Operations — The results are primarily comprised of environmental remediation and product liability litigation associated with previously disposed of businesses.

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

Cash Flows from Operating Activities — Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $135.6 million and $120.8 million in the first nine months of 2011 and 2010, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries.  Operating activities in the first nine months of 2011 produced more net cash than the same period in 2010, primarily due to higher cash collections of customer accounts receivable balances and a reduction in required tax payments during 2011, despite a $21.1 million credit given to utility customers in late March 2011 and higher spending on environmental remediation at the utility.

Cash Flows from Investing Activities — SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. Net cash outflows for capital expenditures, which are primarily construction projects, for the first nine months of 2011 and 2010 amounted to $114.0 million and $101.6 million, respectively. We estimate the net cash outflows for SJI for construction projects for fiscal years 2011, 2012 and 2013 at SJI and its unconsolidated affiliates to be approximately $154.0 million, $184.6 million and $68.0 million, respectively.  For capital expenditures, including those under SJG’s CIRT, the Company will use short-term borrowings to finance capital expenditures as incurred. From time to time, the Company will refinance the short-term debt incurred to support capital expenditures with long-term debt.

In support of its risk management activities, the Company is required to maintain margin accounts with selected counterparties as collateral for its forward contracts, swap agreements, options contracts and futures contracts. These margin accounts are included in Restricted Investments or Margin Account Liability, depending upon the value of the related contracts (the change in the Margin Account Liability is reflected in cash flows from Operating Activities) on the condensed consolidated balance sheets. The required amount of restricted investments changes on a daily basis due to fluctuations in the market value of the related outstanding contracts and are difficult to predict. Margin posted by the Company decreased by $0.7 million in the first nine months of 2011, compared with an increase of $21.8 million in the same period of 2010.

During the nine months ended September 30, 2011 and 2010, the Company made investments in, and provided net advances to unconsolidated affiliates of $10.0 million and $60.9 million, respectively. The purpose of these investments and advances was to cover certain project related costs of LVE (See Commitments and Contingencies), to provide working capital for a retail marketing operation, and to develop several landfill gas-fired electric production facilities, solar and thermal energy projects.

Cash Flows from Financing Activities — Short-term borrowings from the commercial paper program and lines of credit from commercial banks are used to supplement cash flows from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, short-term debt incurred to finance capital expenditures is refinanced with long-term debt.

Credit facilities and available liquidity as of September 30, 2011 were as follows (in thousands):

Company	Total Facility	Usage	Available Liquidity	Expiration Date
SJG:
Commercial Paper Program/Revolving Credit Facility	$200,000	$106,500	$93,500	May 2015
Uncommitted Bank Lines	20,000	—	20,000	Various

Total SJG	220,000	106,500	113,500

SJI:

Revolving Credit Facility	300,000	208,908	91,092	April 2015 (A)
Term Line of Credit	30,437	30,437	—	November 2013

Total SJI	$330,437	$239,345	$91,092

Total	$550,437	$345,845	$204,592

(A) Includes letters of credit outstanding in the amount of $83.0 million.

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary the SJI facilities can also be used to support SJG’s liquidity needs. All committed facilities contain one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreements), measured on a quarterly basis. SJI and SJG were in compliance with these covenants as of September 30, 2011. Borrowings under these credit facilities are at market rates. The weighted average borrowing cost, which changes daily, was 1.08% and 0.79% at September 30, 2011 and 2010, respectively.  Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business’ future liquidity needs.

During the third quarter of 2011, SJG began a commercial paper program under which SJG may issue short-term, unsecured promissory notes to qualified investors up to a maximum aggregate amount outstanding at any time of $200.0 million.  The notes have fixed maturities which vary by note, but may not exceed 270 days from the date of issue. Proceeds from the notes are used for general corporate purposes.  SJG uses the commercial paper program in tandem with the new $200.0 million revolving credit facility and does not expect the principal amount of borrowings outstanding under the commercial paper program and the credit facility at any time to exceed an aggregate of $200.0 million.

SJI supplements its operating cash flow, commercial paper program and credit lines with both debt and equity capital. Over the years, SJG has used long-term debt, primarily in the form of First Mortgage Bonds and Medium Term Notes (MTN), secured by the same pool of utility assets, to finance its long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment. In March and June 2010, SJG issued $15.0 million and $45.0 million aggregate principal amounts, respectively, of its MTNs under private placements. No other long-term debt was issued during the nine months ended September 30, 2011 and 2010.  During the third quarter of 2011, SJG entered into an arrangement to issue $35.0 million aggregate principal amount of its MTN's under a private placement to occur in April 2012 and repaid $25.0 million of First Mortgage Bonds.

SJG's existing $150.0 million MTN program expired September 30, 2011. In September 2011, SJG filed a petition with the NJBPU to establish a new $200.0 million MTN program.

SJI’s capital structure was as follows:

	As of September 30, 2011	As of December 31, 2010
Equity	46.4%	44.8%
Long-Term Debt	33.2	35.5
Short-Term Debt	20.4	19.7
Total	100.0%	100.0%

SJI has paid dividends on its common stock for 59 consecutive years and has increased that dividend each year for the last ten years.  The Company currently looks to grow that dividend by at least 6% to 7% per year and has a targeted payout ratio of between 50% and 60% of Economic Earnings.  In setting the dividend rate, the Board of Directors of SJI considers future earnings expectations, payout ratio, and dividend yield relative to those at peer companies, as well as returns available on other income-oriented investments.  However, there can be no assurance that the Company will be able to continue to increase the dividend, meet the targeted payout ratio or pay a dividend at all in the future.

During the first six months of 2011 and the first six months of 2010, SJI declared quarterly dividends to its common shareholders that were payable in April and July of each year.  In June 2010, SJI also declared its normal quarterly dividend that was payable in October 2010.  During 2011, SJI did not declare its October dividend until July 2011.  Consequently, Dividends Declared per Common Share on the condensed consolidated statements of income for the three months ended September 30, 2010 does not include the impact of the October 2010 dividend declaration, causing it to be lower than those declared for the three months ended September 30, 2011.

During the nine months ended September 30, 2011, the Company received $23.5 million of repayments from ACB Energy Partners, LLC (ACB) to Marina on a construction loan provided by Marina as discussed in Note 5 to the condensed consolidated financial statements.

COMMITMENTS AND CONTINGENCIES:

SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, and for environmental remediation costs. Cash outflows for capital expenditures for the first nine months of 2011 and 2010 amounted to $114.0 million and $101.6 million, respectively. Management estimates the net cash outflows for SJI for construction projects for 2011, 2012 and 2013 at SJI and its unconsolidated affiliates to be approximately $154.0 million, $184.6 million and $68.0 million, respectively. Costs for remediation projects, net of insurance reimbursements, for the first nine months of 2011 and 2010 amounted to net cash outflows of $14.2 million and $2.1 million, respectively. Total cash outflows for remediation projects are expected to be $20.3 million, $15.7 million and $11.2 million for 2011, 2012 and 2013, respectively.  As discussed in Notes 10 and 15 to the Consolidated Financial Statements in Item 8 of SJI’s 10-K as of December 31, 2010, certain environmental costs are subject to recovery from insurance carriers and ratepayers.

SJI provided $83.0 million of standby letters of credit through SJI’s revolving credit facility. Letters of credit in the amount of $62.3 million support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance Marina’s initial thermal plant project and $20.7 million were posted to enable SJE to market retail electricity and for various construction activities. The Company also provided an additional $25.2 million letter of credit under a separate facility outside of the revolving credit facility to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG’s natural gas distribution system.  As of December 31, 2010, these bonds were included in the current portion of long-term debt because this letter of credit expired during 2011.  The replacement letter of credit expires in August 2015, and as a result, the related bonds are now included in long-term debt as of September 30, 2011.

Contractual Obligations - There were no significant changes to the Company’s contractual obligations described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2010, except for commodity supply purchase obligations which decreased by approximately $120.2 million in total since December 31, 2010, due to payments made during the first nine months of 2011 on commitments at SJE and SJRG.

In addition, in the normal course of business, SJG and SJRG have entered into long-term contracts for natural gas supplies.  SJRG has committed to purchase a minimum of 274,500 dts/d and up to 700,000 dts/d of natural gas, from various suppliers, for terms ranging from three to ten years at index-based prices.  SJG has committed to purchase a minimum of 6,250 dts/d and up to 25,000 dts/d of natural gas, from one supplier, for a term of eight years at index-based prices. The obligations for these purchases has not been included in the Company's contractual obligations discussed above because the actual volumes and prices are not fixed.

Off-Balance Sheet Arrangements – An off-balance sheet arrangement is any contractual arrangement involving an unconsolidated entity under which the company has either made guarantees, or has certain other interests or obligations.

The Company has recorded a liability of $1.9 million which is included in Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the condensed consolidated balance sheets as of September 30, 2011 for the fair value of the following guarantees:

•
In April 2007, SJI guaranteed certain obligations of LVE Energy Partners, LLC (LVE) an unconsolidated joint venture in which Marina has a 50% equity interest.  LVE entered into a 25-year contract with a resort developer to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada.  LVE began construction of the facility in 2007 and expected to provide full energy service in 2010 when the resort was originally scheduled to be completed.  LVE suspended construction of the district energy system and central energy center in January 2009 after the resort developer’s August 2008 announcement that it was delaying the completion of construction of the resort due to the difficult environment in the capital markets and weak economic conditions.  The resort developer had indicated that it was considering different strategies to move its project forward, including opening its project in phases and obtaining a partner, but that it was unlikely construction would resume during 2009.  In August 2011, the resort developer, repeating previous disclosures, indicated again that it does not expect to resume construction on the project for three to five years.  The resort developer stated that it remains committed to having a significant presence on the Las Vegas Strip as part of a long-term growth strategy and continues to view this site as a major strategic asset.

The district energy system and central energy center are being financed by LVE with debt that is non-recourse to SJI. The outstanding balance of LVE’s bank debt is approximately $193.2 million as of September 30, 2011.  As a result of the construction delay, the district energy system and central energy center were not completed by the end of 2010 as originally expected. Consequently, the full amount of LVE’s debt became due and payable in December 2010. LVE intends to seek additional financing to complete the facility once construction of the resort resumes, however, as of December 31, 2010, LVE was in default under the financing agreements with the banks.  The Energy Sales Agreement between LVE and the resort developer includes a payment obligation by the resort developer to pay certain fees and expenses to LVE. A portion of this payment obligation is guaranteed to LVE’s lenders by the parent of the resort developer.

In March 2011, LVE reached agreements with (a) the resort developer, that specified the payments to be made by the developer to LVE during the suspension period and provided the developer and its corporate parent with an option to purchase the assets of LVE, and (b) the banks that are financing the energy facilities to address the existing default under the financing agreements. The terms of the March 2011 agreement require the resort developer to pay certain fees and expenses to LVE on a monthly basis beginning in March 2011 until construction of the resort resumes or until the resort developer has exercised its option to purchase the energy facilities from LVE. The monthly payments that are being paid to LVE by the resort developer are expected to be sufficient to reimburse LVE for costs to maintain the energy facilities and to cover debt service costs over-time. The resort developer has provided LVE with a $6.0 million letter of credit to support its monthly payment obligation.

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

As of September 30, 2011, the Company had a net liability of approximately $1.6 million included in Other Noncurrent Liabilities on the condensed consolidated balance sheets related to this project, in addition to unsecured Notes Receivable – Affiliate of approximately $56.1 million due from LVE. As of September 30, 2011, SJI’s capital at risk is limited to its equity contributions, letters of credit and the unsecured notes receivable totaling approximately $70.4 million. During 2011, SJI provided support to LVE of approximately $5.4 million to cover interest and other project related costs.

As a result of the construction delay, management has evaluated the investment in LVE and concluded that the fair value of this investment continues to be in excess of the carrying value as of September 30, 2011.

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

•
As of September 30, 2011, SJI had issued $4.9 million of parental guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable our subsidiary to market retail natural gas.

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

SJI has entered into certain contracts to buy, sell, and transport natural gas and to buy and sell retail electricity. For those derivatives not designated as hedges, we recorded net unrealized pre-tax losses of $8.5 million and $1.2 million in earnings during the three months ended September 30, 2011 and 2010, respectively, and the net unrealized pre-tax gain of $2.4 million and the net unrealized pre-tax loss of $19.1 million during the nine months ended September 30, 2011 and 2010, respectively, which are included with realized gains and losses in Operating Revenues — Nonutility.  The fair value and maturity of these energy-related contracts determined under the mark-to-market method as of September 30, 2011 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 -3 Years	Maturity Beyond 3 Years	Total
Prices actively quoted	$12,404	$2,081	$28	$14,513
Prices provided by other external sources	14,792	4,279	85	19,156
Prices based on internal models or other valuable methods	2,376	846	—	3,222

Total	$29,572	$7,206	$113	$36,891

Liabilities
Source of Fair Value	Maturity <1 Year	Maturity 1 -3 Years	Maturity Beyond 3Years	Total
Prices actively quoted	$9,837	$1,522	$25	$11,384
Prices provided by other external sources	19,852	5,005	11	24,868
Prices based on internal models or other valuable methods	2,881	755	—	3,636

Total	$32,570	$7,282	$36	$39,888

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Contracted volumes of our NYMEX contracts are 1.6 million decatherms (dts) with a weighted-average settlement price of $4.97 per dt.  Contracted volumes of our basis contracts are 2.8 million dts with a weighted average settlement price of $0.54 per dt.  Contracted volumes of electric are 1.2 million mwh with a weighted average settlement price of $54.84 per mwh.

A reconciliation of SJI’s estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Assets, January 1, 2011	$131
Contracts Settled During Nine Months Ended September 30, 2011, Net	5,391
Other Changes in Fair Value from Continuing and New Contracts, Net	(8,519)

Net Derivatives — Energy Related Liabilities September 30, 2011	$(2,997)

Interest Rate Risk — Our exposure to interest-rate risk relates primarily to short-term, variable-rate borrowings. Short-term, variable-rate debt outstanding at September 30, 2011 was $262.8 million and averaged $209.2 million during the first nine months of 2011. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $1.3 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2010 – 13 b.p. increase; 2009 – 29 b.p. decrease; 2008 – 397 b.p. decrease; 2007 – 45 b.p. decrease; and 2006 – 67 b.p. increase.  For September 2011, our average interest rate on variable-rate debt was 1.08%.

We issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of September 30, 2011, the interest costs on all but $ 7.1 million of our long-term debt was either at a fixed-rate or hedged via an interest rate derivative. Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates.

As of September 30, 2011, SJI’s active interest rate swaps were as follows:

Amount	Fixed Interest Rate	Start Date	Maturity	Type	Obligor
$3,900,000	4.795%	12/1/2004	12/1/2014	Taxable	Marina
$8,000,000	4.775%	11/12/2004	11/12/2014	Taxable	Marina
$20,000,000	4.080%	11/19/2001	12/1/2011	Tax-exempt	Marina
$14,500,000	3.905%	3/17/2006	1/15/2026	Tax-exempt	Marina
$500,000	3.905%	3/17/2006	1/15/2026	Tax-exempt	Marina
$330,000	3.905%	3/17/2006	1/15/2026	Tax-exempt	Marina
$7,100,000	4.895%	2/1/2006	2/1/2016	Taxable	Marina
$12,500,000	3.430%	12/1/2006	2/1/2036	Tax-exempt	SJG
$12,500,000	3.430%	12/1/2006	2/1/2036	Tax-exempt	SJG

Credit Risk - As of September 30, 2011, approximately $10.8 million, or 29.3%, of the current and noncurrent Derivatives – Energy Related Assets are with a single retail counterparty. This counterparty has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assignable to SJI in the event of a default by the counterparty.

As of September 30, 2011, SJRG had $62.1 million of Accounts Receivable under sales contracts. Of that total, 82.2% were with regulated utilities or companies rated investment-grade or guaranteed by an investment-grade-rated parent or were with companies where we have a collateral arrangement or insurance coverage. The remainder of the Accounts Receivable were within approved credit limits.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company are effective.

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item is incorporated by reference to Part I, Item 2, Pending Litigation, beginning on page 40.

Item 1A. Risk Factors

The following paragraph should be read in conjunction with the risk factors included in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
The delay in construction of available pipeline transportation capacity, particularly in the Marcellus Shale producing region, may negatively impact SJI's financial performance.  Increased natural gas production from the Marcellus region, where SJI has natural gas receipt requirements, may cause temporary take-away constraints resulting in higher transportation costs and the sale of shale gas at a loss.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

As presented in the following table, there were no purchases by SJI of its own common stock during the three months ended September 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs[1]
July 2011	—	$—	—	—
August 2011	—	$—	—	—
September 2011	—	$—	—	—
Total	—		—	—

1  On September 22, 2008, SJI publicly announced a share repurchase program under which the Company can purchase up to 5% of its currently outstanding common stock over the next four years.  As of September 30, 2011, no shares have been purchased under this program.

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

101
The following financial statements from South Jersey Industries’ Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2011, filed with the Securities and Exchange Commission on November 8, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Balance Sheets and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

SOUTH JERSEY INDUSTRIES, INC.
(Registrant)

Dated:	November 8, 2011	By:	/s/ Edward J. Graham
Edward J. Graham
Chairman, President & Chief Executive Officer

Dated:	November 8, 2011	By:	/s/ David A. Kindlick
David A. Kindlick
Vice President & Chief Financial Officer