Form 10-K
period 2011-12-31
SOUTH JERSEY INDUSTRIES INC
filed 2012-02-28
CIK 91928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________to ______________.
 Commission File Number 1-6364
SOUTH JERSEY INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

New Jersey (State of incorporation)	22-1901645 (IRS employer identification no.)

1 South Jersey Plaza, Folsom, New Jersey 08037	(609) 561-9000
(Address of principal executive offices, including zip code)	(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock - $1.25 par value per share (Title of each class)	New York Stock Exchange (Name of exchange on which registered)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2011 was $1,618,869,765. As of February 15, 2012, there were 30,249,818 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference:
In Part I of Form 10-K: None
In Part II of Form 10-K: None
In Part III of Form 10-K:  Portions of the registrant's proxy statement filed within 120 days of the close of the registrant's fiscal year in connection with the registrant's 2012 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

Table of Contents

Table of Contents

South Jersey Industries, Inc.

Forward Looking Statements

Certain statements contained in this Annual Report on form 10-K may qualify as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Report should be considered forward-looking statements made in good faith by South Jersey Industries (SJI or the Company) and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, or any other of the Company's documents or oral presentations, words such as “anticipate,” “believe,” “expect,” “estimate,” “forecast,” “goal,” “intend,” “objective,” “plan,” “project,” “seek,” “strategy” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements. These risks and uncertainties include, but are not limited to the risks set forth under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and elsewhere throughout this Report. These cautionary statements should not be construed by you to be exhaustive and they are made only as of the date of this Report. While the Company believes these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, SJI undertakes no obligation to update or revise any of its forward-looking statements whether as a result of new information, future events or otherwise.

Available Information

The Company's Internet address is www.sjindustries.com. We make available free of charge on or through our website SJI's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). The SEC maintains an Internet site that contains these reports at http://www.sec.gov. Also, copies of SJI's annual report will be made available, free of charge, upon written request. The content on any web site referred to in this filing is not incorporated by reference into this filing unless expressly noted otherwise.

Units of Measurement

For Natural Gas:
1 Bcf	= One billion cubic feet
1dt	= One decatherm
1 MMdts	= One million decatherms
dts/d	= Decatherms per day
MDWQ	= Maximum daily withdrawal quantity
For Electric:
1 MMmwh	= One million megawatt hours
1 mwh	= One megawatt hour

South Jersey Industries, Inc.
Part I

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

•
South Jersey Exploration, LLC (SJEX) owns oil, gas and mineral rights in the Marcellus Shale region of Pennsylvania. SJEX was a wholly owned subsidiary of SJRG until November 2011, when it became a wholly owned subsidiary of South Jersey Energy Solutions, LLC (SJES).

•	Marina Energy, LLC (Marina) develops and operates on-site energy-related projects.

•	South Jersey Energy Company (SJE) acquires and markets natural gas and electricity to retail end users and provides total energy management services to commercial and industrial customers.

•
South Jersey Energy Service Plus, LLC (SJESP) installs and services residential and small commercial HVAC systems, provides plumbing services and services appliances under warranty via a subcontractor arrangement as well as on a time and materials basis.

Additional Information on the nature of our business can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations,” under Item 7 of this report.

Financial Information About Reportable Segments

Information regarding Reportable Segments is incorporated by reference to Note 8 of the consolidated financial statements included under Item 8 of this report.

Sources and Availability of Raw Materials

South Jersey Gas Company

Transportation and Storage Agreements

SJG has direct connections to the interstate natural gas pipeline systems of both Transcontinental Gas Pipe Line Company, LLC (Transco) and Columbia Gas Transmission, LLC (Columbia). During 2011, SJG purchased and had delivered approximately 37.7 million decatherms (MMdts) of natural gas for distribution to both on-system and off-system customers. Of this total, 22.7 MMdts were transported on the Transco pipeline system while 15.0 MMdts were transported on the Columbia pipeline system. Moreover, during 2011 third-party suppliers delivered 30.3 MMdts to SJG's system on behalf of end use customers behind our city gate stations. SJG also secures firm transportation and other long term services from one additional pipeline upstream of the Transco and Columbia systems. This upstream pipeline is owned by Dominion Transmission, Inc. (Dominion). Services provided by Dominion are utilized to deliver gas into either the Transco or Columbia systems for ultimate delivery to SJG. Services provided by all of the above-mentioned pipelines are subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC).  Unless otherwise indicated, our intentions are to renew or extend these service agreements before they expire.

South Jersey Industries, Inc.
Part I

Transco:

Transco is SJG's largest supplier of long-term gas transmission services which includes both year-round and seasonal firm transportation (FT) service arrangements. When combined, these FT services enable SJG to purchase gas from third parties and have delivered to its city gate stations by Transco a total of 280,525 dts per day (dts/d). Of this total, 133,917 dts/d is long-haul FT (where gas can be transported from the production areas of the Southwest to the market areas of the Northeast) while 146,608 dts/d is market area FT. The terms of SJG's year-round agreements extend for various periods through 2025. The terms of its seasonal agreements vary in length with the longest extending into 2012.

Of the 280,525 dts/d of Transco services mentioned above, SJG has released a total of 39,800 dts/d of its long-haul FT and 25,565 dts/d of its market area FT service.  These releases were made in association with SJG's Conservation Incentive Program (CIP) discussed further under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.  In addition, SJG released 90,000 dts/d of market area FT service to SJRG as part of an Asset Management Agreement discussed further in this section under “Gas Supplies”.
SJG currently has six long-term gas storage service agreements with Transco that, when combined, are capable of storing approximately 5.0 MMdts. Through these agreements, SJG can inject gas into market and production area storages during periods of low demand and extract gas at a Maximum Daily Withdrawal Quantity (MDWQ) of up to 107,407 dts during periods of high demand. The longest term of these storage service agreements extends through 2013.

Dominion:

SJG subscribes to a firm storage service from Dominion, under its Rate Schedule GSS.  This storage has a MDWQ of 10,000 dts during the period between November 16 and March 31 of each winter season, with an associated total storage capacity of 423,000 dts.  Gas withdrawn from Dominion GSS storage is delivered through both the Dominion and Transco (Leidy Line) pipeline systems for delivery to SJG service territory.  The primary term of this agreement extends through March 31, 2015.

Columbia:

Entering 2011, SJG had two firm transportation agreements with Columbia which, at the time, provided for 45,022 dts/d of firm deliverability with each extending through October 31, 2019. In 2011, SJG secured a third firm transportation agreement with Columbia for an incremental 9,000 dts/d of capacity, the primary term of which extends through October 2012. When combined, these three agreements provide SJG with a total of 54,022 dts/d of firm transportation rights on Columbia. SJG had previously released 14,714 dts/d of this amount to SJRG in conjunction with its CIP thereby reducing the combined availability of firm transportation on the Columbia system to 30,308 dts/d. These releases made by SJG were in connection with its CIP and extend through September 30, 2014.

SJG also subscribes to a firm storage service with Columbia under its Rate Schedule FSS along with an associated firm transportation service under Rate Schedule SST, each of which extends through October 31, 2019. The Company has a total FSS MDWQ of 52,891 dts and with a related 3,473,022 dts of storage capacity. SJG released to SJRG 19,029 dts of its FSS MDWQ along with 1,249,485 dts of its FSS storage capacity. Additionally, SJG also released to SJRG 19,029 dts/d of its Columbia SST transportation service. Both releases made by SJG were in connection with its CIP and extend through September 30, 2014.

Gas Supplies

SJG has an Asset Management Agreement (AMA) with SJRG that extends through November 30, 2013.  Under this agreement SJG has released to SJRG its firm transportation rights equal to 90,000 dts/d of transportation capacity on Transco.  SJRG will manage this capacity and provide SJG with up to 90,000 dts/d of firm deliverability in the summer season and up to 90,000 dts/d of interruptible deliverability in the winter season.  SJRG will seek to optimize the capacity released under this AMA and will pay SJG a fee based on a sharing formula in the agreement.

In 2011, SJG entered into a long-term gas purchase agreement with Antero Resources Appalachian Corporation (Antero) the primary term of which extends through October 31, 2019. The maximum daily quantities (MDQ) available for purchase under this agreement initially starts at 6,250 dts/d and ratchets up to a MDQ of 25,000 dts/d. Gas purchased from Antero will be sourced in the Appalachian supply areas and delivered into the Columbia pipeline system for delivery to SJG.

South Jersey Industries, Inc.
Part I

Due to increased liquidity in the market place, all other gas supply agreements with third party suppliers are short-term agreements and SJG uses financial contracts secured through SJRG to hedge against forward price risk.  Short-term agreements typically extend between one day and several months in duration.

Supplemental Gas Supplies

During 2011, SJG entered into two seasonal Liquefied Natural Gas (LNG) sales agreements with a third party supplier. The term of the first agreement, which was used during the 2011 summer season to refill SJG's storage tank, extended through October 31, 2011, and had an associated contract quantity of 210,000 dts. The second agreement was acquired to replenish LNG in storage during the 2011-2012 winter season.  This agreement extends through March 31, 2012 and also provides SJG with up to 310,000 dts of LNG.

SJG operates peaking facilities which can store and vaporize LNG for injection into its distribution system. SJG's LNG facility has a storage capacity equivalent to 434,300 dts of natural gas and has an installed capacity to vaporize up to 118,250 dts of LNG per day for injection into its distribution system.

Peak-Day Supply

SJG plans for a winter season peak-day demand on the basis of an average daily temperature of 2 degrees Fahrenheit (F). Gas demand on such a design day for the 2011-2012 winter season is estimated to be 458,180 dts. SJG projects that it has adequate supplies and interstate pipeline entitlements to meet its design requirements. SJG experienced its highest peak-day demand for calendar year 2011 of 414,100 dts on January 23rd while experiencing an average temperature of 18.2 degrees F that day.

Natural Gas Prices

SJG's average cost of natural gas purchased and delivered in 2011, 2010 and 2009, including demand charges, was $6.11 per dt, $6.64 per dt and $8.38 per dt, respectively.

South Jersey Energy Company

Transportation and Storage Agreements - Natural Gas

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

South Jersey Resources Group

Transportation and Storage Agreements

National Fuel Gas Supply Corporation:

SJRG has multiple storage service agreements with National Fuel Gas Supply Corporation (National Fuel). Two contracts totaling 2,581,420 dts of capacity have evergreen rights that extend year to year.  One additional contract covering 224,576 dts of storage capacity extends through March 31, 2018 while a final contract covering 150,040 dts of capacity expires March 31, 2023.

SJRG holds long term firm transportation agreements with National Fuel associated with the above-mentioned agreements. Under these agreements, National Fuel will provide SJRG with a maximum daily injection transportation quantity of 16,947 dts/d with primary receipt points from Tennessee Gas Pipeline for delivery into storage, and 25,661 dts/d of maximum daily withdrawal transportation quantity with a primary receipt point of storage and a primary delivery point of Transcontinental Gas Pipeline.

South Jersey Industries, Inc.
Part I

Transcontinental Gas Pipeline:

SJRG has a storage agreement with Transco for storage service at Transco's WSS facility which expires in October 2017. Under this evergreen contract, up to 24,479 dts/d may be injected and up to 46,380 dts/d may be withdrawn. Total storage capacity on the agreement is 4,406,135 dts.

SJRG also has two firm transportation agreements with Transco which expire September 30, 2013. Under these contracts, Transco will provide SJRG with receipts at various production points in Texas and Louisiana and deliveries in New Jersey totaling 19,900 dts/d.  This service was released to SJRG by SJG as discussed above.

Dominion Gas Transmission:

SJRG has a firm transportation agreement with Dominion which expires October 31, 2022. Under this agreement, Dominion will provide SJRG with 5,000 dts/d of deliveries to Leidy, Pennsylvania and receipts at Lebanon, Ohio.

SJRG also has a firm transportation agreement with Dominion related to SJRG's Transco SS-1 storage. Under this contract, Dominion will provide receipts at Leidy, Pennsylvania and deliveries to storage in the amount of 17,432 dts/d.  This service was released to SJRG by SJG in 2008.

Columbia Gas Transmission:

SJRG holds a firm transportation agreement with Columbia. Under this evergreen agreement, Columbia provides receipts at Leach, Kentucky and deliveries of 14,714 dts/d to New Jersey. In addition, SJRG has 10,000 dts/d of Columbia capacity from New York to Maryland expiring October 31, 2018. These services with Columbia were released to SJRG by SJG as discussed above.

SJRG holds a storage agreement with Columbia for service under Columbia's FSS rate schedule. Under this evergreen agreement, Columbia will provide SJRG with storage capacity of 1,249,515 dts. Under this agreement, 19,029 dts/d may be withdrawn from storage and 9,996 dts/d may be injected.

SJRG holds firm transportation related to the above mentioned storage agreement which provides for receipts at storage and deliveries to New Jersey of 19,029 dts/d. Under this evergreen contract,these services with Columbia were released to SJRG by SJG as discussed above.

Columbia Gulf Transmission:

SJRG holds a firm transportation agreement with Columbia Gulf which expires October 31, 2019. Under this evergreen agreement, Columbia provides receipts in Louisiana with deliveries at Leach, Kentucky in the amount of 15,000 dts/d.

Tennessee Gas Transmission:

SJRG holds a firm transportation agreement with Tennessee Gas Pipeline which expires October 31, 2012. Under this agreement, Tennessee provides receipts from Niagara, New York and deliveries in New England in the amount of 25,000 dts/d.

Millennium:

SJRG holds a firm transportation agreement with Millennium Pipeline which expire October 31, 2012. Under this agreement, Millennium provides receipts and deliveries in New York in the amount of 9,580 dts/d.

Gas Supplies

              SJRG has entered into several long-term natural gas supply agreements to purchase a minimum of 340,000 dts/d and up to 700,000 dts/d, depending upon production levels, for terms ranging from three to ten years at index based prices. Further, SJG released 90,000 dts/d of market area FT service to SJRG as part of an AMA agreement discussed above.

South Jersey Industries, Inc.
Part I

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

Non-Utility Companies

Among SJI's non-utility activities, wholesale and retail gas marketing have seasonal patterns similar to SJG's. Activities such as energy services and energy project development do not follow seasonal patterns. Other activities such as retail electric marketing and appliance service can have seasonal earnings patterns that are different from the utility. While growth in the earnings contributions from nonutility operations has improved SJI's second and third quarter net income levels, the first and fourth quarters remain the periods where most of SJI's revenue and net income is produced.

Working Capital Practices

Reference is made to “Liquidity and Capital Resources” included in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of this report.

Customers

No material part of the Company's business is dependent upon a single customer or a few customers, the loss of which would have a material adverse effect on SJI performance on a consolidated basis. One of SJI's subsidiaries, Marina Energy, does currently receive the majority of its revenues from one customer. However, that customer is under a long-term contract through 2027.

Backlog

Backlog is not material to an understanding of SJI's business or that of any of its subsidiaries.

Government Contracts

No material portion of the business of SJI or any of its subsidiaries is subject to renegotiation of profits or termination of contracts or subcontracts at the election of any government.

Competition

Information on competition for SJI and its subsidiaries can be found in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of this report.

Research

During the last three fiscal years, neither SJI nor any of its subsidiaries engaged in research activities to any material extent.

South Jersey Industries, Inc.
Part I

Environmental Matters

Information on environmental matters for SJI and its subsidiaries can be found in Note 15 of the consolidated financial statements included under Item 8 of this report.

Employees

SJI and its subsidiaries had a total of approximately 675 employees as of December 31, 2011. Of that total, approximately 330 employees are unionized. The Company has collective bargaining agreements with two unions that represent these employees: the International Brotherhood of Electrical Workers (IBEW) Local 1293 and the International Association of Machinists and Aerospace Workers (IAM) Local 76.  SJG and SJESP employees represented by the IBEW operate under a collective bargaining agreement that runs through February 2013, with the option to extend until February 2014 at the union's election.  The remaining unionized employees represented by the IAM operate under a collective bargaining agreement that expires in August 2014.

Financial Information About Foreign and Domestic Operations and Export Sales

SJI has no foreign operations and export sales have not been a significant part of SJI's business.

Item 1A. Risk Factors

SJI and its subsidiaries operate in an environment that involves risks, many of which are beyond our control. SJI has identified the following risk factors that could cause SJI's operating results and financial condition to be materially adversely affected. In addition, new risks may emerge at any time, and SJI cannot predict those risks or the extent to which they may affect SJI's businesses or financial performance.

•
SJI is a holding company and its assets consist primarily of investments in subsidiaries. Should SJI's subsidiaries be unable to pay dividends or make other payments to SJI for financial, regulatory, legal or other reasons, SJI's ability to pay dividends on its common stock could be limited. SJI's stock price could be adversely affected as a result.

•
SJI's business activities are concentrated in southern New Jersey. Changes in the economies of southern New Jersey and surrounding regions could negatively impact the growth opportunities available to SJI and the financial condition of customers and prospects of SJI.

•
Changes in the regulatory environment or unfavorable rate regulation at its utility may have an unfavorable impact on SJI's financial performance or condition.  SJI's utility business is regulated by the New Jersey Board of Public Utilities which has authority over many of the activities of the business including, but not limited to, the rates it charges to its customers, the amount and type of securities it can issue, the nature of investments it can make, the nature and quality of services it provides, safety standards and other matters. The extent to which the actions of regulatory commissions restrict or delay SJG's ability to earn a reasonable rate of return on invested capital and/or fully recover operating costs may adversely affect its results of operations, financial condition and cash flows.

•
SJI may not be able to respond effectively to competition, which may negatively impact SJI's financial performance or condition. Regulatory initiatives may provide or enhance opportunities for competitors that could reduce utility income obtained from existing or prospective customers. Also, competitors in all of SJI's business lines may be able to provide superior or less costly products or services based upon currently available or newly developed technologies.

•
Warm weather, high commodity costs, or customer conservation initiatives could result in reduced demand for some of SJI's energy products and services. While SJI's utility currently has a conservation incentive program clause that protects its revenues and gross margin against usage per customer that is lower than a set level, the clause is currently approved as a pilot program through 2013. Should this clause expire without replacement, lower customer energy utilization levels would likely reduce SJI's net income.

•
High natural gas prices could cause more of SJI's receivables to be uncollectible. Higher levels of uncollectibles from either residential or commercial customers would negatively impact SJI's income and could result in higher working capital requirements.

•
SJI's net income could decrease if it is required to incur additional costs to comply with new governmental safety, health or environmental legislation. SJI is subject to extensive and changing federal and state laws and regulations that impact many aspects of its business; including the storage, transportation and distribution of natural gas, as well as the remediation of environmental contamination at former manufactured gas plant facilities.

South Jersey Industries, Inc.
Part I

•
Climate change legislation could impact SJI's financial performance and condition.  Climate change is receiving ever increasing attention from scientists and legislators alike.  The debate is ongoing as to the extent to which our climate is changing, the potential causes of this change and its future impacts.  Some attribute global warming to increased levels of greenhouse gases, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. The outcome of federal and state actions to address global climate change could result in a variety of regulatory programs including additional charges to fund energy efficiency activities or other regulatory actions.  These actions could affect the demand for natural gas and electricity, result in increased costs to our business and impact the prices we charge our customers. Because natural gas is a fossil fuel with low carbon content, it is possible that future carbon constraints could create additional demands for natural gas, both for production of electricity and direct use in homes and businesses.  Any adoption by federal or state governments mandating a substantial reduction in greenhouse gas emissions could have far-reaching and significant impacts on the energy industry.  We cannot predict the potential impact of such laws or regulations on our future consolidated financial condition, results of operations or cash flows.

•
SJI's wholesale commodity marketing business is exposed to the risk that counterparties that owe money or energy to SJI will not be able to meet their obligations for operational or financial reasons. SJI could be forced to buy or sell commodity at a loss as a result of such failure. Such a failure, if large enough, could also impact SJI's liquidity.

•
Increasing interest rates will negatively impact the net income of SJI. Several of SJI's subsidiaries are capital intensive, resulting in the incurrence of significant amounts of debt financing. SJI has issued almost all of its existing long-term debt at fixed rates or has utilized interest rate swaps to mitigate changes in variable rates.  However, new issues of long-term debt and all variable rate short-term debt are exposed to the impact of rising interest rates.

•
SJI has guaranteed certain obligations of unconsolidated affiliates and is exposed to the risk that these affiliates will not be able to meet performance and financial commitments.  SJI's unconsolidated affiliates develop and operate on-site energy related projects.  SJI has guaranteed certain obligations of these affiliates in connection with the development and operation of the facilities.  In the event that these projects do not meet specified levels of operating performance or are unable to meet certain financial obligations as they become due, SJI could be required to make payments related to these obligations.

•
The inability to obtain capital, particularly short-term capital from commercial banks, could negatively impact the daily operations and financial performance of SJI. SJI uses short-term borrowings under committed and uncommitted credit facilities provided by commercial banks to supplement cash provided by operations, to support working capital needs, and to finance capital expenditures, as incurred. SJG relies upon short-term borrowings issued under a commercial paper program supported by a committed bank credit facility to support working capital needs, and to finance capital expenditures, as incurred. If the customary sources of short-term capital were no longer available due to market conditions, SJI and its subsidiaries may not be able to meet its working capital and capital expenditure requirements and borrowing costs could increase.

•
A downgrade in either SJI's or SJG's credit ratings could negatively affect our ability to access adequate and cost effective capital. Our ability to obtain adequate and cost effective capital depends largely on our credit ratings, which are greatly influenced by financial condition and results of operations. If the rating agencies downgrade either SJI's or SJG's credit ratings, particularly below investment grade, our borrowing costs would increase. In addition, we would likely be required to pay higher interest rates in future financings and potential funding sources would likely decrease. To the extent that a decline in SJG's credit rating has a negative effect on SJI, SJI could be required to provide additional support to certain counterparties of the wholesale energy operations.

•
Hedging activities of the company designed to protect against commodity price or interest rate risk may cause fluctuations in reported financial results and SJI's stock price could be adversely affected as a result. Although SJI enters into various contracts to hedge the value of energy assets, liabilities, firm commitments or forecasted transactions, the timing of the recognition of gains or losses on these economic hedges in accordance with accounting principles generally accepted in the United States of America does not always match up with the gains or losses on the items being hedged. The difference in accounting can result in volatility in reported results, even though the expected profit margin is essentially unchanged from the dates the transactions were consummated.

•
The inability to obtain natural gas would negatively impact the financial performance of SJI. Several of SJI's subsidiaries have businesses based upon the ability to deliver natural gas to customers. Disruption in the production of natural gas or transportation of that gas to SJI from its suppliers, could prevent SJI from completing sales to its customers.

South Jersey Industries, Inc.
Part I

•
Transporting and storing natural gas involves numerous risks that may result in accidents and other operating risks and costs. SJI's gas distribution activities involve a variety of inherent hazards and operating risks, such as leaks, accidents, mechanical problems, natural disasters or terrorist activities which could cause substantial financial losses. In addition, these risks could result in loss of human life, significant damage to property, environmental pollution and impairment of operations, which in turn could lead to substantial losses. In accordance with customary industry practice, SJI maintains insurance against some, but not all, of these risks and losses. The occurrence of any of these events not fully covered by insurance could adversely affect SJI's financial position, results of operations and cash flows.

•	Adverse results in legal proceedings could be detrimental to the financial condition of SJI. The outcomes of legal proceedings can be unpredictable and can result in adverse judgments.

•
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

•
Constraints in available pipeline capacity, particularly in the Marcellus Shale producing region, may negatively impact SJI's financial performance. Increasing natural gas production and/or pipeline transportation disruptions in the Marcellus region, where SJI has natural gas receipt requirements, may cause temporary take-away constraints resulting in higher transportation costs and the sale of shale gas at a loss.

Item 1B. Unresolved Staff Comments

 None.

Item 2. Properties

The principal property of SJI consists of SJG's gas transmission and distribution systems that include mains, service connections and meters. The transmission facilities carry the gas from the connections with Transco and Columbia to SJG's distribution systems for delivery to customers. As of December 31, 2011, there were approximately 124 miles of mains in the transmission systems and 6,020 miles of mains in the distribution systems.

SJG owns approximately 154 acres of land in Folsom, New Jersey which is the site of SJI's corporate headquarters. Approximately 140 acres of this property is deed restricted. SJG also has office and service buildings at six other locations in the territory. There is a liquefied natural gas storage and vaporization facility at one of these locations.

As of December 31, 2011, SJG's utility plant had a gross book value of $1.5 billion and a net book value, after accumulated depreciation, of $1.2 billion. In 2011, $142.6 million was spent on additions to utility plant and there were retirements of property having an aggregate gross book cost of $12.4 million.

Virtually all of SJG's transmission pipeline, distribution mains and service connections are under streets or highways or on the property of others. The transmission and distribution systems are maintained under franchises or permits or rights-of-way, many of which are perpetual. SJG's properties (other than property specifically excluded) are subject to a lien of mortgage under which its first mortgage bonds are outstanding. We believe these properties are well maintained and in good operating condition.

Nonutility property and equipment with a net book value of $194.4 million consists primarily of Marina's energy projects, in particular the thermal energy plant in Atlantic City, N.J.

Energy and Minerals Inc. (EMI) owns 235 acres of land in Vineland, New Jersey.

South Jersey Fuel, Inc., an inactive subsidiary, owns land in Deptford Township and owns real estate in Upper Township, New Jersey.

R&T Castellini, Inc., an inactive subsidiary, owns land and buildings in Vineland, New Jersey.

South Jersey Industries, Inc.
Part I

Item 3. Legal Proceedings

The Company is subject to claims arising in the ordinary course of business and other legal proceedings. The Company has been named in, among other actions, certain product liability claims related to our former sand mining subsidiary. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $2.9 million and $4.2 million related to all claims in the aggregate, as of December 31, 2011 and 2010, respectively. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not Applicable

Item 4A. Executive Officers of the Registrant

Set forth below are the names, ages and positions of our executive officers along with their business experience during the past five years. All executive officers of SJI are elected annually and serve at the discretion of the Board of Directors. All information is as of the date of the filing of this report.

Name, age and position with the Company	Period Served

Edward J. Graham, Age 54
Chairman	April 2005 - Present
Chief Executive Officer	February 2004 - Present
President	January 2003 - Present

David A. Kindlick, Age 57
Chief Financial Officer	January 2002 - Present
Vice President	June 1997 - Present

Jeffrey E. DuBois, Age 53
Vice President	January 2004 - Present

Michael J. Renna, Age 44
Vice President	January 2004 - Present

Kevin D. Patrick, Age 51
Vice President	June 2007 - Present

Sharon M. Pennington, Age 49
Vice President	January 2008 - Present
Vice President (SJI Services LLC)	January 2006 - December 2007

Gina M. Merritt-Epps, Age 44
Corporate Counsel and Secretary	May 2009 - Present
Assistant General Counsel and Assistant Secretary	December 2007 - April 2009
Director, Legal Affairs (SJI Services LLC)	June 2006 - November 2007

South Jersey Industries, Inc.
Part II

PART II

Item 5. Market for the Registrant's Common Equity,

Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock and Related Information

Quarter Ended	Market Price Per Share		Dividends		Quarter Ended	Market Price Per Share		Dividends
			Declared					Declared
2011	High	Low	Per Share		2010	High	Low	Per Share

March 31	$57.29	$51.89	$0.3650		March 31	$42.50	$37.19	$0.3300
June 30	$58.03	$50.64	$0.3650	(1)	June 30	$46.21	$41.17	$0.6600	(1)
September 30	$55.73	$42.85	$0.3650	(1)	September 30	$49.79	$41.97	$—	(1)
December 31	$57.83	$47.33	$0.4030		December 31	$54.24	$49.27	$0.3650

(1) During the first six months of 2011 and the first six months of 2010, SJI declared quarterly dividends to its common shareholders that were payable in April and July of each year.  In June 2010, SJI also declared its normal quarterly dividend that was payable in October 2010.  During 2011, SJI did not declare its October dividend until July 2011.  Consequently, Dividends Declared per Common Share for the three months ended September 30, 2010 does not include the impact of the October dividend, which is instead included in Dividends Declared per Common Share for the three months ended June 30, 2010.

These quotations are based on the list of composite transactions of the New York Stock Exchange. Our stock is traded on the New York Stock Exchange under the symbol SJI. We have declared and expect to continue to declare regular quarterly cash dividends. As of December 31, 2011, the latest available date, our records indicate there were 7,100 shareholders of record.

Stock Performance Graph

The performance graph below illustrates a five year comparison of cumulative total returns based on an initial investment of $100 in South Jersey Industries, Inc. common stock, as compared with the S&P 500 Stock Index and the S&P Utility Index for the period 2007 through 2011.

This performance chart assumes:

•	$100 invested on December 31, 2006 in South Jersey Industries, Inc. common stock, in the S&P 500 Stock Index and in the S&P Utility Index; and

•	All dividends are reinvested.

South Jersey Industries, Inc.
Part II

 Information required by this item is also found in Note 6 of the consolidated financial statements included under Item 8 of this report.

SJI has a stated goal of increasing its dividend by at least 6% to 7% annually.

In 2011, non-employee members of SJI's Board of Directors received an aggregate of 12,220 shares of unregistered stock, valued at that time at $646,927, as part of their compensation for serving on the Board.

Issuer Purchases of Equity Securities

As presented in the following table, there were no purchases by SJI of its own common stock during the three months ended December 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs(1)
October 2011	—	$—	—	—
November 2011	—	$—	—	—
December 2011	—	$—	—	—
Total	—		—	—
(1) On September 22, 2008, SJI publicly announced a share repurchase program under which the Company can purchase up to 5% of its currently outstanding common stock over the next four years.  As of December 31, 2011, no shares have been purchased under this program.

South Jersey Industries, Inc.
Part II

Item 6. Selected Financial Data

2011 HIGHLIGHTS
Five-Year Summary of Selected Financial Data
(In Thousands Where Applicable)

South Jersey Industries, Inc. and Subsidiaries
Year Ended December 31,

	2011		2010	2009	2008	2007

Operating Results:
Operating Revenues	$828,560		$925,067	$845,444	$961,977	$956,371

Operating Income	$121,607		$116,492	$111,110	$153,509	$129,623

Income from Continuing Operations	$89,859		$67,285	$58,532	$77,178	$62,659
Discontinued Operations - Net (1)	(568)		(633)	(427)	(247)	(391)

Net Income	$89,291		$66,652	$58,105	$76,931	$62,268

Total Assets	$2,247,510		$2,076,615	$1,782,008	$1,793,427	$1,529,441

Capitalization:
Equity	$624,114		$570,097	$544,564	$516,448	$481,520
Long-Term Debt	424,213		340,000	312,793	332,784	357,896

Total Capitalization	$1,048,327		$910,097	$857,357	$849,232	$839,416

Ratio of Operating Income to Fixed Charges (2)	5.4	x	5.3x	5.9x	6.0x	4.8x

Diluted Earnings Per Common Share (Based on Average Diluted Shares Outstanding):
Continuing Operations	$2.99		$2.25	$1.96	$2.59	$2.12
Discontinued Operations - Net (1)	(0.02)		(0.03)	(0.02)	(0.01)	(0.02)

Diluted Earnings Per Common Share	$2.97		$2.22	$1.94	$2.58	$2.10

Return on Average Equity (3)	15.0%		12.1%	11.0%	15.5%	13.3%

Share Data:
Number of Shareholders of Record	7.1		7.1	7.3	7.5	7.7
Average Common Shares	30,000		29,861	29,785	29,707	29,480
Common Shares Outstanding at Year End	30,212		29,873	29,796	29,729	29,607
Dividend Reinvestment Plan:
Number of Shareholders	4.4		4.9	5.1	5.1	5.3
Number of Participating Shares	2,193		2,682	2,072	2,102	2,179
Book Value at Year End	$20.66		$19.08	$18.28	$17.33	$16.26

South Jersey Industries, Inc.
Part II

Dividends Declared per Common Share	$1.50		$1.36	$1.22	$1.11	$1.01
Market Price at Year End	$56.81		$52.82	$38.18	$39.85	$36.09
Dividend Payout:
From Continuing Operations	50.1%		60.1%	62.2%	42.6%	47.3%
From Total Net Income	50.4%		60.7%	62.7%	42.8%	47.6%
Market-to-Book Ratio	2.7	x	2.8x	2.1x	2.3x	2.2x
Price Earnings Ratio (3)	19.0	x	23.4x	19.5x	15.4x	17.0x

Consolidated Economic Earnings (4)
Income from Continuing Operations	$89,859		$67,285	$58,532	$77,178	$62,659
Minus/Plus:
Unrealized Mark-to-Market Losses/(Gains) on Derivatives and Realized (Gains)/Losses on Inventory Injection Hedges	(2,876)		13,698	12,723	(9,302)	(852)

Economic Earnings	$86,983		$80,983	$71,255	$67,876	$61,807

Earnings per Share from Continuing Operations	$2.99		$2.25	$1.96	$2.59	$2.12
Minus/Plus:
Unrealized Mark-to-Market Losses/(Gains) on Derivatives and Realized (Gains)/Losses on Inventory Injection Hedges	(0.10)		0.45	0.42	(0.32)	(0.03)

Economic Earnings per Share	$2.89		$2.70	$2.38	$2.27	$2.09

(1)
Represents discontinued business segments: sand mining and distribution operations sold in 1996 and fuel oil operations with related environmental liabilities in 1986 (See Note 3 to Consolidated Financial Statements).

(2)	Calculated as Operating Income divided by Interest Charges.
(3)	Calculated based on Income from Continuing Operations.
(4)
This section includes the non-generally accepted accounting principles (“non-GAAP”) financial measures of Economic Earnings and Economic Earnings per share. See Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report for a discussion regarding the use of non-GAAP financial measures.

South Jersey Industries, Inc.
Part II

Item 7. Management's Discussion and Analysis of Financial Condition and
Results of Operations

OVERVIEW - South Jersey Industries, Inc. (SJI or the Company) is an energy services holding company that provides a variety of products and services through the following wholly owned subsidiaries:

South Jersey Gas Company (SJG)

SJG, a New Jersey corporation, is an operating public utility company engaged in the purchase, transmission and sale of natural gas for residential, commercial and industrial use. SJG also sells natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system and transports natural gas purchased directly from producers or suppliers to their customers. SJG contributed approximately 59.2% of SJI's net income on a consolidated basis in 2011.

SJG's service territory covers approximately 2,500 square miles in the southern part of New Jersey. It includes 112 municipalities throughout Atlantic, Cape May, Cumberland and Salem Counties and portions of Burlington, Camden and Gloucester Counties, with an estimated permanent population of 1.2 million. SJG benefits from its proximity to Philadelphia, PA and Wilmington, DE on the western side of its service territory and Atlantic City, NJ and the popular shore communities on the eastern side. Continuing expansion of our infrastructure throughout our seven-county region has fueled annual customer growth and creates opportunities for future extension into areas not yet served by natural gas. In the past, economic growth in Atlantic City and the surrounding region has been primarily driven by new and proposed gaming and non-gaming investments that emphasize destination style attractions. While many of these new projects were suspended or postponed due to the current economic environment, construction activity has resumed in Atlantic City, most notably on a new entertainment resort expected to open in April 2012. Combining with the gaming industry catalyst is the ongoing transition of southern New Jersey's oceanfront communities from seasonal resorts to year round economies. Building expansions in the medical, hospitality and education sectors throughout the service territory have contributed to SJG's growth. Presently, SJG serves approximately 67% of households within its territory with natural gas. SJG also serves southern New Jersey's diversified industrial base that includes processors of petroleum and agricultural products; chemical, glass and consumer goods manufacturers; and high technology industrial parks.

As of December 31, 2011, SJG served 351,304 residential, commercial and industrial customers in southern New Jersey, compared with 347,725 customers at December 31, 2010.  No material part of SJG's business is dependent upon a single customer or a few customers. Gas sales, transportation and capacity release for 2011 amounted to 128.1 MMdts (million dekatherms), of which 54.9 MMdts were firm sales and transportation, 1.8 MMdts were interruptible sales and transportation and 71.4 MMdts were off-system sales and capacity release. The breakdown of firm sales and transportation includes 41.3% residential, 20.3% commercial, 24.3% industrial, and 14.1% cogeneration and electric generation. At year-end 2011, SJG served 327,678 residential customers, 23,169 commercial customers and 457 industrial customers.  This includes 2011 net additions of 3,432 residential customers and 159 commercial customers.

SJG makes wholesale gas sales to gas marketers for resale and ultimate delivery to end users. These “off-system” sales are made possible through the issuance of the Federal Energy Regulatory Commission (FERC) Orders No. 547 and 636. Order No. 547 issued a blanket certificate of public convenience and necessity authorizing all parties, which are not interstate pipelines, to make FERC jurisdictional gas sales for resale at negotiated rates, while Order No. 636 allowed SJG to deliver gas at delivery points on the interstate pipeline system other than its own city gate stations and release excess pipeline capacity to third parties. During 2011, off-system sales amounted to 8.0 MMdts and capacity release amounted to 63.4 MMdts.

Supplies of natural gas available to SJG that are in excess of the quantity required by those customers who use gas as their sole source of fuel (firm customers) make possible the sale and transportation of gas on an interruptible basis to commercial and industrial customers whose equipment is capable of using natural gas or other fuels, such as fuel oil and propane. The term “interruptible” is used in the sense that deliveries of natural gas may be terminated by SJG at any time if this action is necessary to meet the needs of higher priority customers as described in SJG's tariffs. In 2011, usage by interruptible customers, excluding off-system customers amounted to 1.8 MMdts, approximately 1.4% of the total throughput.

South Jersey Energy Solutions, LLC

SJI established South Jersey Energy Solutions, LLC, (SJES) as a direct subsidiary for the purpose of serving as a holding company for all of SJI's non-utility businesses. The following businesses are wholly owned subsidiaries of SJES:

South Jersey Industries, Inc.
Part II

Marina Energy, LLC (Marina)

Marina develops and operates energy-related projects. Marina's largest operating project provides cooling, heating and emergency power to the Borgata Hotel Casino & Spa in Atlantic City, NJ.  Marina also owns several solar generation projects and has a 50% equity interest in LVE Energy Partners, LLC (LVE) which has entered into a contract to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada.

Marina's other projects include a 50% equity interest in Energenic-US, LLC (Energenic). Energenic develops, owns and operates on-site energy projects such as thermal facilities, combined heat and power facilities, landfill gas-fired electric production facilities and  solar projects.   Marina contributed approximately 24.2% of SJI's net income on a consolidated basis.

South Jersey Resources Group, LLC (SJRG)

SJRG markets natural gas storage, commodity and transportation assets on a wholesale basis. Customers include energy marketers, electric and gas utilities and natural gas producers. SJRG's marketing activities occur mainly in the mid-Atlantic, Appalachian and southern regions of the country.

SJRG also conducts price risk management activities by entering into a variety of physical and financial transactions including forward contracts, swap agreements, option contracts and futures contracts. In 2011, SJRG transacted 323.2 Bcf of natural gas. SJRG contributed approximately 11.2% of SJI's net income on a consolidated basis.

South Jersey Energy Service Plus, LLC (SJESP)

SJESP installs and services residential and small commercial HVAC systems, provides plumbing services, and services appliances under warranty via a subcontractor arrangement as well as on a time and materials basis. SJESP serves southern New Jersey where it is the largest local HVAC service company with nearly 50 experienced, NATE certified technicians and installers. SJESP sold the rights to renew the home appliance repair contracts to a provider of homeowner assistance services under an exclusive agreement that took effect in the third quarter of 2011. Under the terms of this agreement, SJESP received a fee for the sale of these rights. SJESP will also receive a commission on all new and renewed service contracts and be paid a fee to service those warranty contracts. SJESP contributed approximately 2.5% of SJI's net income on a consolidated basis.

South Jersey Energy Company (SJE)

SJE provides services for the acquisition and transportation of natural gas and electricity for retail end users and markets total energy management services. As of December 31, 2011, SJE marketed natural gas and electricity to approximately 6,236 commercial and industrial customers SJE no longer sells commodity in the residential markets. Most customers served by SJE are located within southern New Jersey, northwestern Pennsylvania and New England. In 2011, SJE contributed approximately 2.1% of SJI's net income on a consolidated basis.

South Jersey Exploration, LLC (SJEX)

SJEX owns oil, gas and mineral rights in the Marcellus Shale region of Pennsylvania. SJEX was a wholly owned subsidiary of SJRG until November 2011, when it became a wholly owned subsidiary of SJES. SJEX remains part of SJI's wholesale energy operations. SJEX contributed approximately 1.1% of SJI's net income on a consolidated basis.

Other

SJI Services, LLC provides services such as information technology, human resources, government relations, corporate communications, materials purchasing, fleet management and insurance to SJI and its other subsidiaries.

Energy & Minerals, Inc. (EMI) principally manages liabilities associated with its discontinued operations of nonutility subsidiaries.

South Jersey Industries, Inc.
Part II

Primary Factors Affecting SJI's Business

SJI's stated long-term goals are to: 1) Grow Economic Earnings per share by an average of at least 6% to 7% per year; 2) Increase the dividend on common stock by at least 6% to 7% annually; and 3) Maintain a low-to-moderate risk platform. Management established those goals in conjunction with SJI's Board of Directors based upon a number of different internal and external factors that characterize and influence SJI's current and expected future activities.

The following is a summary of the primary factors we expect to have the greatest impact on SJI's performance and ability to achieve long-term goals going forward:

Business Model - In developing SJI's current business model, our focus has been on our core utility and natural extensions of that business. That focus enables us to concentrate on business activities that match our core competencies. Going forward we expect to pursue business opportunities that fit this model.

Customer Growth - Southern New Jersey, our primary area of operations, has not been immune to the issues impacting the new housing market nationally. However, net customers for SJG still grew 1.0% for 2011 as we increased our focus on customer conversions.   In 2011, the 3,928 consumers converting their homes and businesses from other heating fuels, such as electric, propane or oil represented over 65.0% of the total new customer acquisitions for the year.  In comparison, conversions over the past five years averaged 3,071 annually.  Customers in our service territory typically base their decisions to convert on comparisons of fuel costs, environmental considerations and efficiencies.  As such, SJG began a comprehensive partnership with the State's Office of Clean Energy to educate consumers on energy efficiency and to promote the rebates and incentives available to natural gas users.

Regulatory Environment - SJG is primarily regulated by the New Jersey Board of Public Utilities (BPU). The BPU sets the rates that SJG charges its rate-regulated customers for services provided and establishes the terms of service under which SJG operates. We expect the BPU to continue to set rates and establish terms of service that will enable SJG to obtain a fair and reasonable return on capital invested. The BPU approved a Conservation Incentive Program (CIP) effective October 1, 2006, discussed in greater detail under Results of Operations, that protects SJG's net income from reductions in gas used by residential, commercial and small industrial customers. In addition, in March 2011, the BPU approved an extension of the Capital Investment Recovery Tracker (CIRT II) allowing SJG to accelerate $60.3 million of capital spending into 2011 and 2012.   Under CIRT II, the Company capitalizes a return on CIRT II investments until they are recovered in rate base as utility plant in service.

Weather Conditions and Customer Usage Patterns - Usage patterns can be affected by a number of factors, such as wind, precipitation, temperature extremes and customer conservation. SJG's earnings are largely protected from fluctuations in temperatures by the CIP. The CIP has a stabilizing effect on utility earnings as SJG adjusts revenues when actual usage per customer experienced during an annual period varies from an established baseline usage per customer. Our nonutility gas retail marketing business is directly affected by weather conditions, as it does not have regulatory mechanisms that address weather volatility. The impact of different weather conditions on the earnings of our nonutility businesses is dependent on a range of different factors. Consequently, weather may impact the earnings of SJI's various subsidiaries in different, or even opposite, ways. Further, the profitability of individual subsidiaries may vary from year-to-year despite experiencing substantially similar weather conditions.

Changes in Natural Gas and Electricity Prices - The utility's gas costs are passed on directly to customers without any profit margin added by SJG. The price the utility charges its periodic customers is set annually, with a regulatory mechanism in place to make limited adjustments to that price during the course of a year. In the event that gas cost increases would justify customer price increases greater than those permitted under the regulatory mechanism, SJG can petition the BPU for an incremental rate increase. High prices can make it more difficult for our customers to pay their bills and may result in elevated levels of bad-debt expense. Among our nonutility activities, the one most likely to be impacted by changes in natural gas prices is our wholesale gas marketing business. Wholesale gas marketing typically benefits from volatility in gas prices during different points in time. The actual price of the commodity does not typically have an impact on the performance of this business line.  Our ability to add and retain customers at our retail gas marketing business is affected by the relationship between the price that the utility charges customers for gas and the cost of gas available in the market at specific points in time.  However, retail gas marketing accounts for a very small portion of SJI's overall activities.

South Jersey Industries, Inc.
Part II

Energy Project Development - Marina Energy, LLC, SJI's energy project development business, focuses on designing, building, owning and/or operating energy production facilities on, or adjacent to, customer sites. That business is currently involved with several projects that are either operating, or are under development. Based upon our experience to date, market issues that impact the reliability and price of electricity supplied by utilities, and discussions that we are having regarding additional projects, we expect to continue to expand this business. However, the price of natural gas, as well as the availability of various tax incentives and rebates, has a direct effect on the economics of these projects.  Further, our largest project opportunities to date have been and are expected to continue to be in the casino gaming industry.  Consequently, the economic condition of that industry is important to the near term prospects for obtaining additional projects.

Changes in Interest Rates - SJI has operated in a relatively low interest rate environment over the past several years. Rising interest rates would raise the expense associated with existing variable-rate debt and all issuances of new debt. We have sought to mitigate the impact of a potential rising rate environment by directly issuing fixed-rate debt, or by entering into derivative transactions to hedge against rising interest rates.

Labor and Benefit Costs - Labor and benefit costs have a significant impact on SJI's profitability. Benefit costs, especially those related to pension and health care, have risen in recent years. We sought to manage these costs by revising health care plans offered to existing employees, capping postretirement health care benefits, and changing health care and pension packages offered to new hires. We expect savings from these changes to gradually increase as new hires replace retiring employees. In an effort to accelerate the realization of those benefits, we offered a voluntary separation program at the beginning of 2010 to our unionized employees. Our workforce totaled approximately 675 employees at the end of 2011, of which approximately 330 of that total are unionized.

Balance Sheet Strength - Our goal is to maintain a strong balance sheet with an average annual equity-to-capitalization ratio of 50%. Our equity-to-capitalization ratio, inclusive of short-term debt, was 45.5% and 44.8% at the end of 2011 and 2010, respectively. A strong balance sheet permits us to maintain the financial flexibility necessary to take advantage of growth opportunities and to address volatile economic and commodity markets while maintaining a low-to-moderate risk platform.

CRITICAL ACCOUNTING POLICIES - ESTIMATES AND ASSUMPTIONS - As described in the notes to our consolidated financial statements, management must make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related disclosures. Actual results could differ from those estimates. Five types of transactions presented in our consolidated financial statements require a significant amount of judgment and estimation. These relate to regulatory accounting, derivatives, environmental remediation costs, pension and other postretirement benefit costs, and revenue recognition.

Regulatory Accounting - SJI's largest subsidiary, SJG, maintains its accounts according to the Uniform System of Accounts as prescribed by the BPU. As a result of the ratemaking process, SJG is required to follow Financial Accounting Standards Board (FASB) ASC Topic 980 - “Regulated Operations.”  SJG is required under Topic 980 to recognize the impact of regulatory decisions on its financial statements. SJG is required under its Basic Gas Supply Service clause (BGSS) to forecast its natural gas costs and customer consumption in setting its rates. Subject to BPU approval, SJG is able to recover or return the difference between gas cost recoveries and the actual costs of gas through a BGSS charge to customers. SJG records any under/over recoveries as a regulatory asset or liability on the consolidated balance sheets and reflects them in the BGSS charge to customers in subsequent years. SJG also enters into derivatives that are used to hedge natural gas purchases. The offset to the resulting derivative assets or liabilities is also recorded as a regulatory asset or liability on the consolidated balance sheets. See additional detailed discussions on Rates and Regulatory Actions in Note 10 to the consolidated financial statements.

Derivatives - SJI recognizes assets or liabilities for contracts that qualify as derivatives that are entered into by its subsidiaries when contracts are executed. We record contracts at their fair value in accordance with FASB ASC Topic 815 - “Derivatives and Hedging.”  We record changes in the fair value of the effective portion of derivatives qualifying as cash flow hedges, net of tax, in Accumulated Other Comprehensive Loss and recognize such changes in the income statement when the hedged item affects earnings. Changes in the fair value of derivatives not designated as hedges are recorded in earnings in the current period. Currently we do not designate energy-related derivative instruments as cash flow hedges. Certain derivatives that result in the physical delivery of the commodity may meet the criteria to be accounted for as normal purchases and normal sales if so designated, in which case the contract is not marked-to-market, but rather is accounted for when the commodity is delivered. Due to the application of regulatory accounting principles generally accepted in the United States of America (GAAP), derivatives related to SJG's gas purchases that are marked-to-market are recorded through the BGSS.  SJG occasionally enters into financial derivatives to hedge against forward price risk. These derivatives are recorded at fair value with an offset to regulatory assets and liabilities through SJG's BGSS, subject to BPU approval (See Notes 10 and 11 to the consolidated financial statements).

South Jersey Industries, Inc.
Part II

We adjust the fair value of the contracts each reporting period for changes in the market.  As discussed in Notes 16 and 17 of the consolidated financial statements, energy-related derivative instruments are traded in both exchange-based and non-exchange-based markets. Exchange-based contracts are valued using unadjusted quoted market sources in active markets and are categorized in Level 1 in the fair value hierarchy established by FASB ASC Topic 820 - “Fair Value Measurements and Disclosures.” Certain non-exchange-based contracts are valued using indicative non-binding price quotations available through brokers or from over-the-counter, on-line exchanges and are categorized in Level 2. These price quotations reflect the average of the bid-ask mid-point prices and are obtained from sources that management believes provide the most liquid market.  Management reviews and corroborates the price quotations with at least one additional source to ensure the prices are observable market information, which includes consideration of actual transaction volumes, market delivery points, bid-ask spreads and contract duration. Derivative instruments that are used to limit our exposure to changes in interest rates on variable-rate, long-term debt are valued using quoted prices on commonly quoted intervals, which are interpolated for periods different than the quoted intervals, as inputs to a market valuation model. Market inputs can generally be verified and model selection does not involve significant management judgment, as a result, these instruments are categorized in Level 2 in the fair value hierarchy. For non-exchange-based derivatives that trade in less liquid markets with limited pricing information, model inputs generally would include both observable and unobservable inputs.  In instances where observable data is unavailable, management considers the assumptions that market participants would use in valuing the asset or liability.  This includes assumptions about market risks such as liquidity, volatility and contract duration.  Such instruments are categorized in Level 3 in the fair value hierarchy as the model inputs generally are not observable. Counterparty credit risk and the credit risk of SJI, are incorporated and considered in the valuation of all derivative instruments as appropriate. The effect of counterparty credit risk and the credit risk of SJI on the derivative valuations is not significant.

Environmental Remediation Costs -We estimate a range of future costs based on projected investigation and work plans using existing technologies. In preparing consolidated financial statements, SJI records liabilities for future costs using the lower end of the range of future costs because a single reliable estimation point is not feasible due to the amount of uncertainty involved in the nature of projected remediation efforts and the long period over which remediation efforts will continue. We update estimates each year to take into account past efforts, changes in work plans, remediation technologies, government regulations and site specific requirements (See Note 15 to the consolidated financial statements).

Pension and Other Postretirement Benefit Costs - The costs of providing pension and other postretirement employee benefits are impacted by actual plan experience as well as assumptions of future experience. Employee demographics, plan contributions, investment performance, and assumptions concerning mortality, return on plan assets, discount rates and health care cost trends all have a significant impact on determining our projected benefit obligations. We evaluate these assumptions annually and adjust them accordingly. These adjustments could result in significant changes to the net periodic benefit costs of providing such benefits and the related liabilities recognized by SJI.

Pension contributions in both 2009 and 2010, coupled with improvements in equity markets during 2009, reduced the cost of providing such benefits in 2010, despite a 50 basis point decrease in the expected return on plan assets.

Continued improvements in the equity markets through 2010 allowed the cost of the employee pension and other postretirement benefit plans to decrease even further, partially offset by the negative effect of decreasing discount rates in 2011. SJI experienced increases in its officer pension plan, which was also impacted by the lower discount rate. As the officer pension plan contains no assets, it was not afforded the benefit of improvements in the equity markets. Additional information regarding investment returns and assumptions can be found in Pension and Other Postretirement Benefits in Note 12 to the financial statements.

The combination of slowing equity markets and lower discount rates in 2011, which are used in determining plan costs in 2012, are expected to increase the cost of providing such plans in 2012. However, SJI has taken measures to manage this increase by making a $25.0 million pension plan contribution in January 2012. As such, the resulting financial impact on the company is not expected to be significant.

Revenue Recognition - Gas and electricity revenues are recognized in the period the commodity is delivered to customers. SJG, SJRG and SJE bill customers monthly. A majority of SJG and SJE customers have their meters read on a cycle basis throughout the month. For SJG and SJE retail customers that are not billed at the end of each month, we record an estimate to recognize unbilled revenues for gas/electricity delivered from the date of the last meter reading to the end of the month. SJG's and SJE's unbilled revenue for natural gas is estimated each month based on monthly deliveries into the system; unaccounted for natural gas based on historical results; customer-specific use factors, when available; actual temperatures during the period; and applicable customer rates. SJE's unbilled revenue for retail electricity is based on customer-specific use factors and applicable customer rates. We bill SJG customers at rates approved by the BPU. SJE and SJRG customers are billed at rates negotiated between the parties.

South Jersey Industries, Inc.
Part II

We recognize revenues related to SJESP's appliance service contracts seasonally over the full term of the contract. Revenues related to services provided on a time and materials basis are recognized on a monthly basis as the services are provided.

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

RATES AND REGULATION - As a public utility, SJG is subject to regulation by the BPU. Additionally, the Natural Gas Policy Act, which was enacted in November 1978, contains provisions for Federal regulation of certain aspects of SJG's business. SJG is affected by Federal regulation with respect to transportation and pricing policies applicable to pipeline capacity from Transcontinental Gas Pipeline Corporation (SJG's major supplier), Columbia Gas Transmission Corporation and Dominion Transmission, Inc., since such services are provided under rates and terms established under the jurisdiction of the FERC. SJG's retail sales are made under rate schedules within a tariff filed with and subject to the jurisdiction of the BPU. These rate schedules provide primarily for either block rates or demand/commodity rate structures. SJG's primary rate mechanisms include base rates, the Basic Gas Supply Service Clause, Capital Investment Recovery Tracker, Energy Efficiency Tracker and the Conservation Incentive Program.

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

In April 2009, the BPU approved the Capital Investment Recovery Tracker (CIRT) an accelerated infrastructure investment program and an associated rate tracker, which allowed SJG to accelerate $103.0 million of capital spending into 2009 and 2010.  The BPU authorized Phase II of its rate case proceeding to address the recovery of investments in CIRT not rolled into rate base in its September 2010 rate case settlement. The CIRT allows SJG to earn a return of, and return on, investment as the capital is spent. In March 2011, the BPU approved an extension of the Capital Investment Recovery Tracker (CIRT II) allowing SJG to accelerate $60.3 million of capital spending into 2011 and 2012. Under CIRT II, the Company capitalizes a return on CIRT II investments until they are recovered in rate base as utility plant in service.

The Conservation Incentive Program (CIP) is a BPU approved pilot program that is designed to eliminate the link between SJG profits and the quantity of natural gas SJG sells, and to foster conservation efforts. With the CIP, SJG's profits are tied to the number of customers served and how efficiently SJG serves them, thus allowing SJG to focus on encouraging conservation and energy efficiency among its customers without negatively impacting net income.  The CIP tracking mechanism adjusts earnings based on weather, and also adjusts SJG's earnings when actual usage per customer experienced during an annual period varies from an established baseline usage per customer.  In January 2010, the BPU approved an extension of the CIP through September 2013.  The CIP may be extended for a one year period in the absence of a Board order taking any affirmative action to the contrary with regard to the pilot program.

South Jersey Industries, Inc.
Part II

Utility earnings are recognized during current periods based upon the application of the CIP. The cash impact of variations in customer usage will result in cash being collected from, or returned to, customers during the subsequent CIP year, which runs from October 1 to September 30.

The effects of the CIP on SJG's net income for the last three years and the associated weather comparisons were as follows ($'s in millions):

	2011	2010	2009
Net Income Benefit:
CIP - Weather Related	$5.6	$1.1	$0.8
CIP - Usage Related	2.2	5.5	8.5
Total Net Income Benefit	$7.8	$6.6	$9.3

Weather Compared to 20-Year Average	10.0% warmer	2.2% warmer	1.1% warmer
Weather Compared to Prior Year	7.8% warmer	0.1% warmer	3.9% colder

As part of the CIP, SJG is required to implement additional conservation programs including customized customer communication and outreach efforts, targeted upgrade furnace efficiency packages, financing offers, and an outreach program to speak to local and state institutional constituents. SJG is also required to reduce gas supply and storage assets and their associated fees. Note that changes in fees associated with supply and storage assets have no effect on SJG's net income as these costs are passed through directly to customers on a dollar-for-dollar basis.

Earnings accrued and payments received under the CIP are limited to a level that will not cause SJG's return on equity to exceed 10.3% (excluding earnings from off-system gas sales and certain other tariff clauses) and the annualized savings attained from reducing gas supply and storage assets.

See additional detailed discussions on Rates and Regulatory Actions in Note 10 to the consolidated financial statements.

ENVIRONMENTAL REMEDIATION - See detailed discussion concerning Environmental Remediation in Note 15 to the consolidated financial statements.

COMPETITION - SJG's franchises are non-exclusive. Currently, no other utility provides retail gas distribution services within SJG's territory. SJG does not expect any other utilities to do so in the foreseeable future because of the extensive investment required for utility plant and related costs. SJG competes with oil, propane and electricity suppliers for residential, commercial and industrial users, with alternative fuel source providers (wind, solar and fuel cells) based upon price, convenience and environmental factors, and with other marketers/brokers in the selling of wholesale natural gas services. The market for natural gas commodity sales is subject to competition due to deregulation. SJG's competitive position against alternate fuels was enhanced while maintaining margins by using an unbundled tariff. This tariff allows full cost-of-service recovery when transporting gas for our customers. Under this tariff, SJG profits from transporting, rather than selling, the commodity. SJG's residential, commercial and industrial customers can choose their supplier while SJG recovers the cost of service through transportation service (See Customer Choice Legislation below).

SJRG competes in the wholesale natural gas market against a wide array of competitors on a cost competitive, term of service, and reliability basis. SJRG has been a reliable energy provider in this arena for 16 years. There has been significant consolidation of energy wholesale operations and large financial institutions have also entered the marketplace. We expect this trend to continue in the near term, which could result in downward pressure on the margins available.

Marina competes with other companies that develop and operate on-site energy production. Marina also faces competition from customers' preferences for alternative technologies for energy production, as well as those customers that address their energy needs internally.

South Jersey Industries, Inc.
Part II

SJE competes with utilities and other third-party marketers to sell the unregulated natural gas and electricity commodity to customers. Marketers compete largely on price, which is driven by the commodity market. While the utilities are typically indifferent as to where customers get their gas or electricity, the price they set for the commodity they sell creates competition for SJE. Based on its market share, SJE is one of the largest marketers of natural gas in southern New Jersey as of December 31, 2011. In addition, similar to SJG, SJE faces competition from other energy products.

SJESP competes primarily with smaller, local contractors in southern New Jersey that install residential and commercial HVAC systems and provide major appliance repair and plumbing services. These contractors typically only serve their local communities and do not serve the entire southern part of New Jersey.

CUSTOMER CHOICE LEGISLATION - All residential natural gas customers in New Jersey can choose their natural gas commodity supplier under the terms of the “Electric Discount and Energy Competition Act of 1999." This bill created the framework and necessary time schedules for the restructuring of the state's electric and natural gas utilities. The Act established unbundling, where redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. It also established time frames for instituting competitive services for customer account functions and for determining whether basic gas supply services should become competitive. Customers purchasing natural gas from a provider other than the local utility (the “marketer”) are charged for the gas costs by the marketer and charged for the transportation costs by the utility. The total number of customers in SJG's service territory purchasing natural gas from a marketer averaged 37,829, 30,152 and 28,379 during 2011, 2010 and 2009, respectively.

RESULTS OF OPERATIONS:

SJI operates in several different reportable operating segments. Gas Utility Operations (SJG) consists primarily of natural gas distribution to residential, commercial and industrial customers. Wholesale Energy Operations include SJRG's activities. SJE is involved in both retail gas and retail electric activities. Retail Gas and Other Operations include natural gas acquisition and transportation service business lines. Retail Electric Operations consist of electricity acquisition and transportation to commercial and industrial customers. On-Site Energy Production consists of Marina's thermal energy facility and other energy-related projects. Appliance Service Operations includes SJESP's servicing of appliances under warranty via a subcontractor arrangement as well as on a time and materials basis, and the installation of residential and small commercial HVAC systems.  The Retail Energy Operations caption includes Retail Gas and Other, Retail Electric, On-Site Energy Production and Appliance Service Operations.

Net Income attributable to SJI for 2011 increased $22.6 million, or 34.0%, to $89.3 million compared to 2010 primarily as a result of the following:

•	The income contribution from Marina increased $12.2 million to $21.6 million due primarily to the impact of the investment tax credit available on renewable energy facilities.

•	The income contribution from SJG increased $9.0 million to $52.9 million due primarily to the settlement of the base rate case in September 2010.

•
The income contribution from SJRG increased $6.5 million to $10.0 million due primarily to the change in unrealized gains and losses on derivatives used by SJRG to mitigate natural gas commodity price risk, as discussed below.

•
The income contribution from SJESP increased $1.9 million to $2.2 million due primarily to proceeds received from a provider of homeowner assistance services, in accordance with an agreement with the Company that gives them the exclusive right to renew the home appliance repair contracts at SJESP.

•
The income contribution from SJE decreased $7.0 million to $1.8 million due primarily to the change in unrealized gains and losses on forward financial contracts used to mitigate price risk on electricity as discussed under Operating Revenues – Nonutility below.

Net Income attributable to SJI for 2010 increased $8.5 million, or 14.7%, to $66.7 million compared to 2009 primarily as a result of the following:

•
The income contribution from SJE for 2010 increased $13.2 million to $8.8 million due primarily to the change in unrealized gains and losses on derivatives used to mitigate price risk on electric as discussed below.

•
The decrease in the effective tax rate in 2010 compared to 2009 is due to the impact of the investment tax credit available on renewable energy facilities at Marina, which resulted in a $6.4 million decrease in income taxes.

South Jersey Industries, Inc.
Part II

•	The income contribution from SJG for 2010 increased $4.7 million, or 12.0%, to $43.9 million due primarily to the settlement of the base rate case in September 2010.

•
The income contribution from SJRG for 2010 decreased $13.4 million, or 75.1%, to $4.4 million due primarily to the change in unrealized gains and losses on derivatives used by SJRG to mitigate natural gas commodity price risk, as discussed below.

A significant portion of the volatility in operating results is due to the impact of the accounting methods associated with SJI's derivative activities. The Company uses derivatives to limit its exposure to market risk on transactions to buy, sell, transport and store natural gas and to buy and sell retail electricity. The Company also uses derivatives to limit its exposure to increasing interest rates on variable-rate debt.

The types of transactions that cause the most significant volatility in operating results are as follows:

•
SJRG purchases and holds natural gas in storage to earn a profit margin from its ultimate sale in the future. SJRG uses derivatives to mitigate commodity price risk in order to substantially lock-in the profit margin that will ultimately be realized. However, gas stored in inventory is accounted for at the lower of average cost or market; the derivatives used to reduce the risk associated with a change in the value of the inventory are accounted for at fair value, with changes in fair value recorded in operating results in the period of change. As a result, earnings are subject to volatility as the market price of derivatives change, even when the underlying hedged value of the inventory is unchanged. Additional volatility in earnings is created when realized gains and losses on derivatives used to mitigate commodity price risk on expected future purchases of gas in storage are recognized in earnings when the derivative settles but the cost of the related gas in storage is not recognized in earnings until the period of withdrawal. This volatility can be significant from period to period. Over time, gains or losses on the sale of gas in storage will be offset by losses or gains on the derivatives, resulting in the realization of the profit margin expected when the transactions were initiated.

•
SJE uses forward contracts to mitigate commodity price risk on fixed price electric contracts with customers. In accordance with GAAP, the forward contracts are recorded at fair value, with changes in fair value recorded in earnings in the period of change. Several related customer contracts are not considered derivatives and therefore are not recorded in earnings until the electricity is delivered. As a result, earnings are subject to volatility as the market price of the forward contracts change, even when the underlying hedged value of the customer contract is unchanged. Over time, gains or losses on the sale of the fixed price electric under contract will be offset by losses or gains on the forward contracts, resulting in the realization of the profit margin expected when the transactions were initiated.

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

We define Economic Earnings as: Income from continuing operations, (1) less the change in unrealized gains and plus the change in unrealized losses, as applicable and in each case after tax, on all commodity derivative transactions and the ineffective portion of interest rate derivative transactions that we are marking to market, and (2) less realized gains and plus realized losses, as applicable and in each case after tax, on all commodity derivative transactions attributed to expected purchases of gas in storage to match the recognition of these gains and losses with the recognition of the related cost of gas in storage in the period of withdrawal.

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

Economic Earnings for 2011 increased $6.0 million, or 7.4%, to $87.0 million compared to 2010 primarily as a result of the following:

South Jersey Industries, Inc.
Part II

•	The income contribution from Marina increased $10.9 million to $22.0 million due primarily to the impact of the investment tax credit available on renewable energy facilities.

•	The income contribution from SJG increased $9.0 million to $52.9 million due primarily to the settlement of the base rate case in September 2010.

•
The income contribution from SJESP increased $1.9 million to $2.2 million due primarily to proceeds received from a provider of homeowner assistance services, in accordance with an agreement with the Company that gives them the exclusive right to renew the home appliance repair contracts at SJESP.

•	The income contribution from SJRG decreased $15.4 million to $4.9 million due primarily to tighter spreads attained on our storage and transportation assets.

Economic Earnings for 2010 increased $9.7 million, or 13.7%, to $81.0 million compared to 2009 primarily as a result of the following:

•
The decrease in the effective tax rate in 2010 compared to 2009 is due to the impact of the investment tax credit available on renewable energy facilities at Marina, which resulted in a $6.4 million decrease in income taxes.

•	The income contribution from SJG for 2010 increased $4.7 million, or 12.0%, to $43.9 million due primarily to the settlement of the base rate case in September 2010.

South Jersey Industries, Inc.
Part II

The following table presents a reconciliation of our income from continuing operations and earnings per share from continuing operations to Economic Earnings and Economic Earnings per share (in thousands except per share data):

	2011	2010	2009

Income from Continuing Operations	$89,859	$67,285	$58,532
Minus/Plus:
Unrealized Mark-to-Market Losses/(Gains) on Derivatives	(2,815)	15,068	8,322
Realized (Gains)/Losses on Inventory Injection Hedges	(61)	(1,370)	4,401

Economic Earnings	$86,983	$80,983	$71,255

Earnings per Share from Continuing Operations	$2.99	$2.25	$1.96
Minus/Plus:
Unrealized Mark-to-Market Losses/(Gains) on Derivatives	(0.10)	0.50	0.27
Realized (Gains)/Losses on Inventory Injection Hedges	—	(0.05)	0.15

Economic Earnings per Share	$2.89	$2.70	$2.38

Non-Utility Income from Continuing Operations	$36,970	$23,361	$19,440
Minus/Plus:
Unrealized Mark-to-Market Losses/(Gains) on Derivatives	(2,815)	15,068	8,322
Realized (Gains)/Losses on Inventory Injection Hedges	(61)	(1,370)	4,401

Non-Utility Economic Earnings	$34,094	$37,059	$32,163

Wholesale Energy Income from Continuing Operations	$10,960	$4,447	$17,859
Minus/Plus:
Unrealized Mark-to-Market Losses/(Gains) on Derivatives	(5,078)	18,141	2,416
Realized (Gains)/Losses on Inventory Injection Hedges	(61)	(1,370)	4,401

Wholesale Energy Economic Earnings	$5,821	$21,218	$24,676

Retail Energy Income from Continuing Operations	$26,010	$18,914	$1,581
Minus/Plus:
Unrealized Mark-to-Market Losses/(Gains) on Derivatives	2,263	(3,073)	5,906

Retail Energy Economic Earnings	$28,273	$15,841	$7,487

South Jersey Industries, Inc.
Part II

The effect of derivative instruments not designated as hedging instruments under GAAP in the consolidated statements of income (see Note 16 to the consolidated financial statements) is as follows (gains (losses) in thousands):

	2011	2010	2009
Gains (losses) on energy related commodity contracts	5,377	(22,624)	(14,815)
Gains (losses) on interest rate contracts	(149)	(641)	1,210
Total before income taxes	5,228	(23,265)	(13,605)
Income taxes (A)	(2,143)	9,539	5,578
Total after income taxes	3,085	(13,726)	(8,027)
Unrealized mark-to-market gains (losses) on derivatives held by affiliated companies, net of tax (A)	(270)	(1,342)	(295)
Total unrealized mark-to-market gains (losses) on derivatives	2,815	(15,068)	(8,322)
Realized gains (losses) on inventory injection hedges, net of tax (A)	61	1,370	(4,401)
Total reconciling items between income from continuing operations and economic earnings	2,876	(13,698)	(12,723)

(A) Determined using a combined statutory tax rate of 41%

South Jersey Industries, Inc.
Part II

Throughput-Utility - The following table summarizes the composition of select gas utility data for the three years ended December 31 (in thousands, except for customer and degree day data):

	2011		2010		2009
Utility Throughput - dth:
Firm Sales -
Residential	20,332	16%	22,962	21%	22,736	23%
Commercial	5,426	4%	5,884	5%	6,063	6%
Industrial	319	—	292	—	331	1%
Cogeneration and electric generation	1,618	2%	1,167	1%	322	—
Firm Transportation -
Residential	2,382	2%	2,136	2%	2,005	2%
Commercial	5,715	4%	6,043	6%	5,930	6%
Industrial	13,024	10%	12,625	11%	12,002	12%
Cogeneration and electric generation	6,110	5%	5,500	5%	2,290	2%
Total Firm Throughput	54,926	43%	56,609	51%	51,679	52%

Interruptible Sales	13	—	52	—	5	—
Interruptible Transportation	1,769	2%	1,842	2%	2,314	2%
Off-System	8,009	6%	6,034	5%	6,282	7%
Capacity Release	63,413	49%	46,278	42%	38,387	39%

Total Throughput - Utility	128,130	100%	110,815	100%	98,667	100%

Utility Operating Revenues:
Firm Sales-
Residential	$232,457	56%	$302,824	64%	$318,143	66%
Commercial	58,122	14%	67,967	14%	71,669	15%
Industrial	3,991	2%	3,573	1%	3,824	1%
Cogeneration and electric generation	9,469	2%	7,774	2%	2,709	1%
Firm Transportation -
Residential	15,161	4%	11,908	2%	10,491	2%
Commercial	22,500	5%	21,989	5%	19,722	4%
Industrial	18,827	5%	16,613	3%	14,751	3%
Cogeneration and electric generation	3,742	1%	4,598	1%	2,272	—
Total Firm Revenues	364,269	89%	437,246	92%	443,581	92%

Interruptible Sales	230	—	770	—	89	—
Interruptible Transportation	1,727	—	1,842	—	2,122	—
Off-System	37,413	9%	30,757	7%	32,978	7%
Capacity Release	7,534	2%	4,156	1%	4,282	1%
Other	1,276	—	1,211	—	1,324	—
	412,449	100%	475,982	100%	484,376	100%
Less:
Intercompany Sales	6,707		6,575		4,112
Total Utility Operating Revenue	405,742		469,407		480,264

Less:
Cost of sales	181,158		259,807		289,740

South Jersey Industries, Inc.
Part II

Conservation recoveries *	7,159		6,910		7,718
Remediation Adjustment Clause recoveries *	6,579		6,863		5,189
Energy Efficiency Tracker (EET) recoveries*	2,499		1,433		190
Revenue taxes	8,022		8,607		8,836
Utility Margin	$200,325		$185,787		$168,591
Margin:
Residential	$124,882	62%	$115,697	62%	$104,373	62%
Commercial and industrial	52,356	26%	44,705	24%	39,853	24%
Cogeneration and electric generation	3,235	2%	2,957	2%	2,251	1%
Interruptible	136	—	177	—	144	—
Off-system & capacity release	1,829	1%	1,258	1%	1,416	1%
Other revenues	1,576	1%	2,158	1%	2,511	1%
Margin before incentive mechanisms	184,014	92%	166,952	90%	150,548	89%
CIRT mechanism	2,655	1%	7,523	4%	2,198	1%
CIP mechanism	13,270	7%	11,139	6%	15,809	10%
EET mechanism	386	—	173	—	36	—

Utility Margin	$200,325	100%	$185,787	100%	$168,591	100%
Number of Customers at Year End:
Residential	327,678	93%	324,246	93%	320,290	93%
Commercial	23,169	7%	23,010	7%	22,802	7%
Industrial	457	—	469	—	474	—

Total Customers	351,304	100%	347,725	100%	343,566	100%

Annual Degree Days:	4,226		4,582		4,588

* Represents expenses for which there is a corresponding credit in operating revenues. Therefore, such recoveries have no impact on our financial results.

Throughput -  Utility - Total gas throughput increased 17.3 MMdts, or 15.6%, from 2010 to 2011. This increase was realized primarily in the Capacity Release markets. Capacity Release increased 17.1 MMdts during 2011, as compared with 2010, as a result of increased opportunity for such sales. Additional capacity became available during the latter part of 2010 as capacity previously transferred out of SJG under the provisions of the Conservation Incentive Program (CIP) was returned to the utility. Firm throughput decreased 1.7 MMdts, or 3.0%, during 2011, compared with 2010, as a result of 7.8% warmer weather, partially offset by customer growth. The Company added 3,579 customers over the twelve month period ended December 31, 2011, which represents a growth rate of 1.0%.

Total gas throughput increased 12.1 MMdts, or 12.3%, from 2009 to 2010.  The majority of the increase is attributable to higher capacity release, which increased by 7.9 MMdts over 2009, as reflected in the table above.  More capacity became available during 2010 as capacity previously transferred out of SJG under the provisions of the CIP were returned to the utility.  See additional discussion of the CIP under “Rates and Regulation.”  In addition, cogeneration and electric generation sales and transportation throughput increased in 2010.  As the summer of 2010 was one of the hottest on record, higher electric consumption for air conditioning drove the demand for greater natural gas consumption by the region's electric utility.  In the cogeneration market, a significant increase in transportation throughput was realized as a single customer increased its contract significantly to shift supply from its alternative pipeline supplier to SJG.  Firm throughput also increased moderately due to the addition of 3,956 residential customers in 2010.

South Jersey Industries, Inc.
Part II

Operating Revenues - Utility - Revenues decreased $63.7 million, or 13.6%, during 2011 compared with 2010 after eliminating intercompany transactions.  Firm sales revenue decreased $73.0 million, or 16.7%, during 2011 versus 2010, as the result of lower natural gas costs, which precipitated two customer refunds in 2011 totaling $39.8 million, exclusive of sales tax which does not impact utility revenues. The average cost of natural gas purchased during 2011 was $5.94 per dt, representing an 11.3% decrease relative to the average cost of $6.70 per dt during 2010.

While changes in gas costs and BGSS recoveries may fluctuate from period to period, SJG does not profit from the sale of the commodity. Therefore, corresponding fluctuation in Operating Revenue-Utility or Cost of Sales-Utility have no impact on Company profitability, as further discussed under "Margin-Utility."

Warmer weather during the year, primarily during the fourth quarter of 2011, also contributed to lower revenue. Weather was 7.8% warmer than last year and 10.0% warmer than normal.

Partially offsetting the negative impact of lower natural gas costs and warm weather on firm sales revenues was the impact of adding approximately 3,600 customers over the last twelve months, representing 1% growth.

Off-system sales (OSS) revenue and capacity release revenue increased $6.7 million and $3.4 million, respectively, during 2011 versus 2010, as both sales and capacity release volumetric throughput increased. As previously stated under "Throughput-Utility," this was made possible when additional capacity became available during the latter part of 2010, as capacity previously transferred out of SJG under the CIP was returned to SJG. As reflected in the Margin table above, the impact of the higher OSS and capacity release activity during 2011 did not have a material impact on the earnings of the Company, as SJG is required to share 85% of the profits of such activity with the ratepayers.

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

Operating Revenues - Nonutility 2011 vs. 2010 - Combined revenues for SJI's nonutility businesses, net of intercompany transactions, decreased by $32.8 million, or 7.2%, in 2011, compared with 2010.

SJE's revenues from retail gas operations, net of intercompany transactions, decreased by $12.2 million, or 10.9%, in 2011, compared with 2010. Excluding the impact of the net change in unrealized gains/losses recorded on forward financial contracts of $0.2 million due to price volatility, revenues decreased $12.0 million. This decrease was due mainly to an 8.0% decrease in the average monthly NYMEX settle price and the impact of SJE exiting the residential market in October of 2011.  SJE's residential contracts were at higher fixed prices reflective of market conditions from two years ago when the recently expired program was established. The majority of SJE's other natural gas customer contracts are market-priced.  As of December 31, SJE was serving the following number of retail gas customers:

	2011	2010
Residential	—	7,177
Commercial & Large Volume	1,662	1,533

Sales volumes for the comparative period were as follows (in dekatherms):

	2011	2010
Residential	407,808	686,689
Commercial & Large Volume	18,252,903	17,633,243

South Jersey Industries, Inc.
Part II

Market conditions continue to make it difficult to be competitive in the residential and small commercial markets. We continue to focus our marketing efforts on the pursuit of non-heat-sensitive commercial customers in an effort to mitigate price volatility and weather risk.

SJE's revenues from retail electric operations, net of intercompany transactions, increased $2.9 million, or 1.5%, in 2011, compared with 2010. Excluding the impact of the net change in unrealized gains/losses recorded on forward financial contracts due to price volatility of $11.1 million, revenues increased $14.0 million or 7.4%.  A summary of SJE's retail electric revenue is as follows (in millions):

	2011	2010	Change

SJE Retail Electric Revenue	$199.4	$196.5	$2.9

Add: Unrealized Losses (Subtract: Unrealized Gains)	3.1	(8.0)	11.1

SJE Retail Electric Revenue, Excluding Unrealized Losses (Gains)	$202.5	$188.5	$14.0

This increase was mainly due to a 11.4% increase in volumes which was partially offset by a 2.5% decrease in the average monthly Locational Marginal Price (LMP) per megawatt hour in 2011 compared with 2010.  SJE uses forward financial contracts to mitigate commodity price risk on fixed price electric contracts. In accordance with GAAP, the forward financial contracts are recorded at fair value, with changes in fair value recorded in earnings in the period of change. Some of the related customer contracts are not considered derivatives and therefore are not recorded in earnings until electricity is delivered. As a result, earnings are subject to volatility as the market price for the forward financial contracts change, even when the underlying hedged value of the contract is unchanged. Over time, gains or losses on the sale of the fixed price electricity under contract will be offset by losses or gains on the forward financial contracts, resulting in the realization of the profit margin expected when the transactions were initiated. SJE serves both fixed and market-priced customers.

SJRG's revenues from wholesale energy operations, net of intercompany transactions, decreased $20.4 million, or 23.0%, in 2011, compared with 2010. Excluding the impact of the net change in unrealized gains/losses recorded on forward financial contracts of $(39.3) million due to price volatility and adjusting for the net change in realized gains and losses on all hedges attributed to inventory transactions of $2.2 million to align them with the related cost of inventory in the period of withdrawal, SJRG's revenues decreased $57.5 million. A summary of SJRG's revenue is as follows (in millions):

	2011	2010	Change

SJRG Revenue	$68.0	$88.4	$(20.4)

Add: Unrealized Losses (Subtract: Unrealized Gains)	(8.6)	30.7	(39.3)
Add: Realized Losses (Subtract: Realized Gains) on Inventory Injection Hedges	(0.1)	(2.3)	2.2

SJRG Revenue, Excluding Unrealized Losses (Gains) and Realized Losses (Gains) on Inventory Injection Hedges	$59.3	$116.8	$(57.5)

This decrease in revenues is mainly attributable to a 61.6% decrease in sales of storage volumes, which are shown gross in the statement of operations, along with an 8% decrease in the average monthly NYMEX settle price, partially offset by a 31.4% increase in total sales volumes. As discussed in Note 16 to the consolidated financial statements, revenues and expenses related to the energy trading activities of SJRG are presented on a net basis in Operating Revenues - Nonutility.

Revenues from on-site energy production at Marina, net of intercompany transactions, decreased $0.2 million, or 0.4%, in 2011 compared with 2010, due mainly to an asset sale in 2011 that resulted in the termination of a large customer contract, which was partially offset by several new solar projects that came on line in 2011. Thermal plant hot and chilled water revenues were relatively unchanged for the comparative period.

South Jersey Industries, Inc.
Part II

Revenues from appliance service operations at SJESP decreased $2.7 million, or 13.6%, in 2011, compared with 2010, due mainly to a decrease in customer warranty contract sales. SJESP sold the rights to renew the home appliance repair contracts to a provider of homeowner assistance services under an exclusive agreement that took effect in the third quarter of 2011. Under the terms of this agreement, SJESP received a fee for the sale of these rights (See Other Income and Expense). SJESP will also receive a commission for all new and renewed service contracts and be paid a fee to service those warranty contracts.

Operating Revenues - Nonutility 2010 vs. 2009 - Combined revenues for SJI's nonutility businesses, net of intercompany transactions, increased by $90.5 million in 2010, compared with 2009.

SJE's revenues from retail gas operations, net of intercompany transactions, increased by $4.4 million, or 4.1%, in 2010, compared with 2009 due mainly to volumetric growth of 13.1% and a 10.8% increase in the average monthly NYMEX settle price.  The majority of SJE's natural gas customer contracts are market-priced.  As of December 31, SJE was serving the following number of retail gas customers:

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

SJE's revenues from retail electric operations, net of intercompany transactions, increased $92.1 million, or 88.2%, in 2010, compared with 2009. Excluding the impact of the net change in unrealized gains/losses recorded on forward financial contracts due to price volatility of $18.5 million, revenues increased $73.6 million or 64.0%.  A summary of SJE's retail electric revenue is as follows (in millions):

	2010	2009	Change

SJE Retail Electric Revenue	$196.5	$104.4	$92.1

Add: Unrealized Losses (Subtract: Unrealized Gains)	(8.0)	10.5	(18.5)

SJE Retail Electric Revenue, Excluding Unrealized Losses (Gains)	$188.5	$114.9	$73.6

This increase was mainly due to the impact of SJE being the successful bidder on a contract to supply retail electricity to over 400 school districts located throughout the state of New Jersey beginning in April 2009 through April 2012 and a 27.8% increase in the average monthly Locational Marginal Price (LMP) per megawatt hour in 2010 compared with 2009. The contract with the school districts is expected to be rebid in 2012.  Excluding the school district contract, most of SJE's retail electric customer contracts are market-priced.

SJRG's revenues from wholesale energy operations, net of intercompany transactions, decreased $8.7 million in 2010, compared with 2009. Excluding the impact of the net change in unrealized gains/losses recorded on forward financial contracts of $26.6 million due to price volatility and adjusting for the change in realized gains and losses on all hedges attributed to inventory transactions of $(9.8) million to align them with the related cost of inventory in the period of withdrawal, SJRG's revenues increased $8.1 million. A summary of SJRG's revenue is as follows (in millions):

South Jersey Industries, Inc.
Part II

	2010	2009	Change

SJRG Revenue	$88.4	$97.1	$(8.7)

Add: Unrealized Losses (Subtract: Unrealized Gains)	30.7	4.1	26.6
Add: Realized Losses (Subtract: Realized Gains) on Inventory Injection Hedges	(2.3)	7.5	(9.8)

SJRG Revenue, Excluding Unrealized Losses (Gains) and Realized Losses (Gains) on Inventory Injection Hedges	$116.8	$108.7	$8.1

This increase in revenues is mainly attributable to increased marketing of Marcellus area production gas and a 43.1% increase in sales of storage volumes. As discussed in Note 16 to the consolidated financial statements, revenues and expenses related to the energy trading activities of SJRG are presented on a net basis in Operating Revenues - Nonutility.

Revenues from on-site energy production at Marina increased $1.1 million, or 3.0%, in 2010 compared with 2009, due mainly to  higher chilled  (23.8%) and hot (34.6%) water volumetric production. Volumetric increases were driven by the impact of improving economic conditions on resort occupancy and the significance of temperature extremes experienced in the summer and winter of 2010 compared with 2009. The increase was partially offset by the impact of the deconsolidation of AC Landfill Energy, LLC (ACLE) and WC Landfill Energy, LLC (WCLE) as discussed in Note 1 to the consolidated financial statements.

Revenues from the appliance service operations at SJESP increased $0.8 million, or 4.4%, in 2010, compared with 2009, due mainly to additional installation jobs fueled by the availability of state stimulus incentives which was partially offset by revenues from a large commercial installation job recorded in 2009.

Margin - Utility - SJG's margin is defined as natural gas revenues less natural gas costs; volumetric and revenue based energy taxes; and regulatory rider expenses. We believe that margin provides a more meaningful basis for evaluating utility operations than revenues since natural gas costs, energy taxes and regulatory rider expenses are passed through to customers, and therefore, have no effect on margin. Natural gas costs are charged to operating expenses on the basis of therm sales at the prices approved by the New Jersey Board of Public Utilities through the BGSS tariff.

Total margin in 2011 increased $14.5 million, or 7.8%, from 2010 primarily due to a full year of the rate case settlement and approval of CIRT II, both discussed above under “Rates and Regulation,” customer additions and increased firm industrial customer usage.  The CIRT programs allow SJG to earn a return on approved infrastructure investments made under these programs.
Approximately $6.8 million of revenues previously recovered through the CIRT were moved into base rates beginning in September 2010, see additional discussion in Note 10 to the consolidated financial statements.

The CIP protected $13.3 million of pre-tax margin in 2011 that would have been lost due to lower customer usage, compared to $11.1 million in 2010.  Of these amounts, $9.6 million and $1.9 million were related to weather variations and $3.7 million and $9.2 million were related to other customer usage variations in 2011 and 2010, respectively.

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

Gross Margin - Nonutility - Gross margin for the nonutility businesses is defined as revenue less all costs that are directly related to the production, selling and delivery of the company's products and services. These costs primarily include natural gas and electric commodity costs as well as certain payroll and related benefits. On the statements of consolidated income, revenue is reflected in Operating Revenues - Nonutility and the costs are reflected in Cost of Sales - Nonutility. As discussed in Note 16 to the consolidated financial statements, revenues and expenses related to the energy trading activities of SJRG are presented on a net basis in Operating Revenues - Nonutility.

South Jersey Industries, Inc.
Part II

For 2011, combined gross margins for the nonutility businesses, net of intercompany transactions, decreased $1.7 million to $59.0 million compared with 2010. This decrease is primarily due to the following:

•
Gross margin from the wholesale energy operations of SJRG increased $11.2 million in 2011 compared with 2010. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts of $(39.3) million and the net change in realized gains and losses on all hedges attributed to inventory transactions of $2.2 million as discussed above, gross margin for SJRG decreased $25.9 million due mainly to tighter spreads attained on our storage and transportation assets.   Storage assets allow SJRG to lock in the differential between purchasing natural gas at low current prices and selling equivalent quantities at higher future prices. Gross margin is generated via seasonal pricing differentials. While this margin will be attained over the transaction cycle, the timing of physical injections and withdrawals and related hedge settlements can cause earnings fluctuations for accounting purposes due to the volatile nature of wholesale gas prices. Margins were also negatively impacted by increased production of natural gas in the Marcellus region where SJRG has committed to purchase minimum volumes at index-based prices. This increased production, coupled with pipeline disruptions and expansion delays, caused temporary take-away constraints throughout the region which caused a decrease in market prices. Market prices have improved as additional capacity was brought on line beginning in November of 2011.

Overall, SJRG's contribution to margin from storage and transportation assets has decreased due to market conditions and, as a result, SJRG has shed some of these assets.  However, SJRG expects to continue to add incremental margin from marketing and related opportunities in the Marcellus region, capitalizing on its established presence in the area.  Future margins could fluctuate significantly due to the volatile nature of wholesale gas prices. As of December 31, 2011, SJRG had 8.6 Bcf of storage and 194,282 dts/day of transportation under contract.

•
Gross Margin from on-site energy production at Marina decreased $0.5 million in 2011 compared with 2010. This decrease was mainly due to higher electricity costs at the thermal plant and the loss of one customer (See Operating Revenues - Nonutility) that were partially offset by margins from new solar projects that came on line in 2011. Gross margin as a percentage of Operating Revenues did not change significantly in 2011 compared with 2010.

•
Gross margin from SJE's retail gas and other operations decreased $0.5 million in 2011, compared with 2010. Excluding the impact of a $0.2 million change in unrealized gains/losses recorded on forward financial contracts as discussed above, gross margin decreased $0.3 million in 2011, compared with 2010, due mainly to the impact of SJE exiting the residential market (See Operating Revenues - Nonutility). Gross margins as a percentage of Operating Revenues did not change significantly in 2011, compared with 2010.

•
Gross margin from SJE's retail electric operations decreased $9.8 million in 2011 compared with 2010. Excluding the impact of a $11.1million change in unrealized gains/losses recorded on forward financial contracts as discussed above, gross margin increased $1.3 million in 2011 compared with 2010. This increase was mainly due to volumetric growth(See Operating Revenues - Nonutility).  Excluding the impact of the change in unrealized gains/losses, gross margin as a percentage of Operating Revenues did not change significantly in 2011 compared with 2010.

•
Gross margin from the appliance service operations at SJESP decreased $1.9 million in 2011 compared with 2010 due mainly to lower customer warranty contract sales (See Operating Revenues - Nonutility).  Gross margin as a percentage of Operating Revenues decreased 5.0 percentage points due to the significant decline in high-margin warranty contracts and residential installation jobs.

For 2010, combined gross margin for the nonutility businesses, net of intercompany transactions, decreased $0.9 million to $60.6 million compared with 2009. This decrease is primarily due to the following:

South Jersey Industries, Inc.
Part II

•
Gross margin from the wholesale energy operations of SJRG decreased $21.8 million in 2010 compared with 2009. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts and the net change in realized gains and losses on all hedges attributed to inventory transactions as discussed above, gross margin for SJRG decreased $5.1 million due mainly to tighter spreads attained on our storage and transportation assets.  These tighter spreads were partially offset by margins derived from increased marketing of Marcellus production gas. Storage assets allow SJRG to lock in the differential between purchasing natural gas at low current prices and selling equivalent quantities at higher future prices. Gross margin is generated via seasonal pricing differentials. While this margin will be attained over the transaction cycle, the timing of physical injections and withdrawals and related hedge settlements can cause earnings fluctuations for accounting purposes due to the volatile nature of wholesale gas prices. During the injection season of 2009, NYMEX prices decreased significantly. Typical to our business cycle, we entered into financial hedges designed to protect our ultimate injection prices at a time when NYMEX prices were relatively high. These contracts settled in the injection months when the NYMEX had fallen considerably and thus produced significant realized hedge losses which were recorded into earnings. During this period we purchased less expensive physical gas that was injected into storage.  During the injection season of 2010, the impact of realized hedge gains/losses recorded into earnings was not significant.

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

•
Gross Margin from on-site energy production at Marina decreased $1.3 million in 2010 compared with 2009. Gross margin as a percentage of Operating Revenues decreased 5.1 percentage points due mainly to the deconsolidation of ACLE and WCLE as discussed in Note 1 to the consolidated financial statements and an increase in low-margin electric sales to the Borgata.

•
Gross margin from SJE's retail gas and other operations increased $0.8 million in 2010, compared with 2009. Excluding the impact of a $0.3 million change in unrealized gains/losses recorded on forward financial contracts as discussed above, gross margin increased $0.5 million in 2010, compared with 2009, due mainly to incremental margins from new customers acquired in our Pennsylvania retail book which was partially offset by the impact of lower New Jersey customer counts (See Operating Revenues - Nonutility). Gross margins as a percentage of Operating Revenues did not change significantly in 2010, compared with 2009.

•
Gross margin from SJE's retail electric operations increased $21.0 million in 2010 compared with 2009. Excluding the impact of a $18.5 million change in unrealized gains/losses recorded on forward financial contracts, gross margin increased $2.5 million in 2010 compared with 2009. This increase was mainly due to the impact of the school bid and additional customer growth as mentioned in Operating Revenues - Nonutility.  Excluding the impact of the change in unrealized gains/losses, gross margin as a percentage of Operating Revenues did not change significantly in 2010 compared with 2009.

•
Gross margin from the appliance service operations at SJESP increased $0.1 million in 2010 compared with 2009.  Gross margin as a percentage of Operating Revenues did not change significantly between years.

South Jersey Industries, Inc.
Part II

Operations Expense - A summary of net changes in operations expense follows (in thousands):

	2011 vs. 2010	2010 vs. 2009
Gas Utility Operations	$888	$4,728
Nonutility:
Wholesale Energy Operations	1,145	1,625
Retail Gas and Other Operations	(57)	115
Retail Electric Operations	1,454	472
On-Site Energy Production	670	(539)
Appliance Service Operations	163	1,031
Total Nonutility	3,375	2,704
Intercompany Eliminations and Other	596	(456)
Total Operations Expense	$4,859	$6,976

Utility Operations expense increased $0.9 million during 2011, as compared with 2010.  This is the result of increased spending under the New Jersey Clean Energy Program and Energy Efficiency Programs. Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting increase in revenues during the period.

Utility Operations expense increased $4.7 million during 2010, as compared with 2009.  This is the result of increases in expense associated with uncollectible customer accounts receivable, higher bank fees required to support credit availability and the Company's variable-rate debt, along with moderate increases in corporate support, governance, compliance and employee compensation costs.

Nonutility Operations expense increased $3.4 million in 2011 compared with 2010 due mainly to additional personnel, governance and compliance costs to support continued growth.

Nonutility  operations expense increased $2.7 million in 2010 compared with the previous year due mainly to additional personnel, governance and compliance costs to support continued growth. These increases were partially offset by the impact of the deconsolidation of ACLE and WCLE, as discussed in Note 1 to the consolidated financial statements.

Other changes in Operations Expense during 2011 and 2010 were not significant.

Other Operating Expenses - A summary of changes in other consolidated operating expenses (in thousands):

	2011 vs. 2010	2010 vs. 2009
Maintenance	$1,572	$2,681
Depreciation	$1,731	$2,738
Energy and Other Taxes	$47	$411

Maintenance - Maintenance expense increased $1.6 million during 2011, compared with 2010 due to the BPU-approved amortization and recovery of previously deferred maintenance costs, primarily those associated with a federally mandated pipeline integrity management program. Maintenance expense increased $2.7 million during 2010, compared with 2009; primarily due to higher levels of Remediation Adjustment Clause (RAC) amortization. These costs are recovered from ratepayers; therefore, SJG experienced an offsetting increase in revenue during 2010.

Depreciation Expense - Depreciation increased $1.7 million during 2011 compared with 2010; and $2.7 million during 2010, compared with 2009; due mainly to the increased investment in property, plant and equipment by SJG and Marina.

Energy and Other Taxes - The change in Energy and Other Taxes in 2011 and 2010 compared with the prior year was not significant.

South Jersey Industries, Inc.
Part II

Other Income and Expense -  Other income and expense increased $11.1 million in 2011 compared to the prior year due to a) interest income on notes receivable from affiliates, and b) proceeds received from a provider of homeowner assistance services, in accordance with an agreement with the Company, that gives them the exclusive right to renew the home appliance repair contracts at SJESP. Other income and expenses increased $3.1 million in 2010 compared to 2009 due to higher interest income for notes receivable advances to affiliates.

Interest Charges - Interest charges increased $2.2 million and $2.9 million in 2011 and 2010 compared to the prior year, respectively. The increase in 2011 was due primarily to higher short-term borrowing levels and interest rates at our non-utility businesses in support of increased project development activity, and interest charges on long term debt that was issued during 2010 at SJG, taken over a full year in 2011.The increase in 2010 was due primarily to higher average levels of short-term debt during 2010, along with the issuance of long-term debt at SJG.

Income Taxes - Income tax expense decreased $6.3 million for 2011 as compared to 2010. Income tax expense decreased $11.2 million due to the change in the effective tax rate in 2011 as compared to 2010, which is due to increases in the investment tax credits available on renewable energy facilities at Marina. This was partially offset by an increase of $4.9 million due to higher pretax income in 2011 compared to 2010. Income tax expense decreased by $5.5 million for 2010 as compared to 2009, primarily due to the impact of the investment tax credit available on renewable energy facilities at Marina.

Equity in Loss of Affiliated Companies - Equity in loss of affiliated companies decreased $2.2 million for 2011 as compared to 2010.  This decrease in equity in loss of affiliated companies is primarily due to unrealized gains on interest rate swaps at LVE. Equity in loss of affiliated companies increased $2.1 million for 2010 as compared to 2009 primarily due to unrealized losses on interest rate swaps at LVE.

Discontinued Operations - The losses are primarily comprised of environmental remediation and product liability litigation associated with previously disposed of businesses.

South Jersey Industries, Inc.
Part II

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

Cash Flows from Operating Activities - Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $191.4 million, $159.1 million and $175.2 million in 2011, 2010 and 2009, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization and gas cost recoveries. Operating activities produced more net cash in 2011 as compared to 2010 primarily due to higher cash collections of non-utility customer accounts receivable balances, improvements in working capital needs as a result of milder winter temperatures during the fourth quarter of 2011, continued lower natural gas prices, and a reduction in required tax payments during 2011. These benefits were partially offset by the impact of two BGSS bill credits posted to customer accounts and higher planned environmental remediation spending at SJG. Net cash provided by operating activities declined in 2010 as compared with 2009 due to higher accounts receivable balances at the end of 2010 caused by increased commodity marketing activities and the impact of cold weather on natural gas demand; higher prepaid taxes due to a late year tax law change; and high levels of cash produced in 2009 from the liquidation of high priced natural gas in inventory was not repeated in 2010. These factors more than offset an improved recovery of gas costs from customers under our BGSS clause and higher accounts payable due to the increased commodity sales at year end 2010.

Cash Flows from Investing Activities - SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. Net cash outflows for capital expenditures, which are primarily construction projects, for 2011, 2010 and 2009 amounted to $193.1 million, $166.9 million and $109.3 million, respectively. We estimate the net cash outflows for construction projects for 2012, 2013 and 2014 to be approximately $181.5 million, $118.0 million and $115.1 million, respectively.  The increase in the 2011 capital expenditures was a direct result of SJG's CIRT program, which began in 2009.  See additional details under “Rates and Regulation.”  For capital expenditures, including those under SJG's CIRT, the Company will use short-term borrowings under lines of credit from commercial banks and the commercial paper program to finance capital expenditures as incurred. From time to time, the Company will refinance the short-term debt incurred to support capital expenditures with long-term debt.

In support of its risk management activities, the Company is required to maintain margin accounts with selected counterparties as collateral for its forward contracts, swap agreements, options contracts and futures contracts. These margin accounts are included in Restricted Investments or Margin Account Liability, depending upon the value of the related contracts (the change in the Margin Account Liability is reflected in cash flows from Operating Activities) on the consolidated balance sheets. The required amount of restricted investments changes on a daily basis due to fluctuations in the market value of the related outstanding contracts and are difficult to predict.  Margin posted by the Company increased by $10.3 million during 2011, increased by $3.3 million during 2010 and decreased by $25.9 million during 2009.

During 2011, 2010 and 2009, the Company made investments in, and provided net advances to, unconsolidated affiliates of $14.6 million, $100.9 million and $27.7 million, respectively. The purpose of these investments and advances was to cover certain project related costs of LVE (See Commitments and Contingencies in Note 15 to the consolidated financial statements), to provide working capital for a retail marketing operation, and to develop several landfill gas-fired electric production facilities, solar and thermal energy projects.

Cash Flows from Financing Activities - Short-term borrowings from the commercial paper program and lines of credit from commercial banks are used to supplement cash flows from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, short-term debt incurred to finance capital expenditures is refinanced with long-term debt.

Credit facilities and available liquidity as of December 31, 2011 were as follows (in thousands):

South Jersey Industries, Inc.
Part II

Company	Total Facility	Usage	Available Liquidity	Expiration Date
SJG:
Commercial Paper Program/Revolving Credit Facility	$200,000	$126,600	$73,400	May 2015
Uncommitted Bank Lines	20,000	—	20,000	Various

Total SJG	220,000	126,600	93,400

SJI:

Revolving Credit Facility	300,000	247,808	52,192	April 2015 (A)
Term Line of Credit	30,000	30,000	—	November 2013

Total SJI	330,000	277,808	52,192

Total	$550,000	$404,408	$145,592

(A) Includes letters of credit outstanding in the amount of $83.0 million.

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary the SJI facilities can also be used to support SJG's liquidity needs. All committed facilities contain one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreements), measured on a quarterly basis. SJI and SJG were in compliance with this covenant as of December 31, 2011. Borrowings under these credit facilities are at market rates. The weighted average interest rate on these borrowings, which changes daily, was 1.12%, 0.99% and 0.77% at December 31, 2011,2010 and 2009, respectively.  Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business' future liquidity needs.

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

SJI supplements its operating cash flow and credit lines with both debt and equity capital. Over the years, SJG has used long-term debt, primarily in the form of First Mortgage Bonds and Medium Term Notes (MTN), secured by the same pool of utility assets, to finance its long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment. During the third quarter of 2011, SJG entered into an arrangement to issue $35.0 million aggregate principal amount of MTNs under a private placement to occur in April 2012 and repaid $25.0 million of First Mortgage Bonds. In March, June, and December 2010, SJG issued $15.0 million, $45.0 million and $55.0 million aggregate principal amounts, respectively, of its MTNs under private placements. No other long-term debt was issued during the years ended December 31, 2011, 2010 and 2009. SJG also repaid long-term debt totaling $10.0 million in 2010 and 2009.

SJG's $150.0 million Medium Term Note (MTN) program that was approved by the BPU in September 2009 expired in September 2011. In December 2011, SJG received approval from the NJ BPU to issue up to $200.0 million in long-term debt by September 2014.

In February 2012, SJG called its $35.0 million, 7.7% MTN's due April 2027 at par plus a 2.0% premium. The early redemption will occur concurrently with the issuance of $35.0 million, 3.74% MTN's in April 2012, as discussed in Note 18 to the consolidated financial statements.

South Jersey Industries, Inc.
Part II

SJI raises equity capital through its Dividend Reinvestment Plan (DRP). Participants in SJI's DRP receive newly issued shares, with SJI offering a 2% discount on DRP investments as it has been considered to be the most cost effective way to raise equity capital. From April 2008 through April 2011, shares of common stock offered by the DRP were purchased in open market transactions. Beginning in May 2011, shares of common stock offered by the DRP have again been issued at a 2% discount directly by SJI from its authorized but unissued shares of common stock. Through the DRP, SJI raised $13.4 million of equity capital by issuing 259,359 shares in 2011. No shares were issued by SJI under the DRP in 2010 and 2009.

SJI's capital structure was as follows:

	As of December 31,
	2011	2010
Equity	45.5%	44.8%
Long-Term Debt	31.1%	35.5%
Short-Term Debt	23.4%	19.7%
Total	100.0%	100.0%

The change in the SJI capital structure from 2010 to 2011 is primarily related to repayments of long-term debt at SJG as discussed in Note 14 to the consolidated financial statements, and the issuance of short-term debt to fund capital investments at both SJG and Marina.

For 2011, 2010 and 2009, SJI paid quarterly dividends to its common shareholders. SJI has paid dividends on its common stock for 60 consecutive years and has increased that dividend each year for the last eleven years. The Company currently looks to grow that dividend by at least 6% to 7% per year and has a targeted payout ratio of between 50% and 60% of Economic Earnings. In setting the dividend rate, the Board of Directors of SJI considers future earnings expectations, payout ratio, and dividend yield relative to those at peer companies as well as returns available on other income-oriented investments.  However, there can be no assurance that the Company will be able to continue to increase the dividend, meet the targeted payout ratio or pay a dividend at all in the future.

FINANCE OBLIGATION - During 2010, ACB Energy Partners LLC (ACB), a wholly-owned subsidiary of Energenic, in which Marina has a 50% equity interest, completed construction of a combined heat and power generating facility to serve, under an energy services agreement, a thermal plant owned by Marina. Construction period financing was provided by Marina. At December 31, 2010, due to its continuing involvement in the facility, Marina was considered the owner of the facility for accounting purposes. As a result, the Company included $20.2 million of costs to construct the facility within Nonutility Property, Plant and Equipment on the consolidated balance sheets as of December 31, 2010. In addition, during the first quarter 2011, the Company included an additional $3.3 million of costs to construct the facility within Nonutility Property, Plant and Equipment, and recorded $23.5 million of repayments from ACB to Marina on the construction loan within the Finance Obligation on the consolidated balance sheets. The costs to construct the facility and the repayments of the construction loan are amortized over the term of the energy services agreement. As a result, the Company recorded $22.5 million, net of amortization, within Finance Obligation on the consolidated balance sheets at December 31, 2011.

COMMITMENTS AND CONTINGENCIES:

SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, and for environmental remediation costs.  Cash outflows for capital expenditures for 2011, 2010 and 2009 amounted to $193.1 million, $166.9 million and $109.3 million, respectively.  Management estimates net cash outflows for construction projects for 2012, 2013 and 2014 to be approximately $181.5 million, $118.0 million and $115.1 million, respectively. Costs for remediation projects, net of insurance reimbursements for 2011, 2010 and 2009 amounted to net cash outflows of $13.6 million, $3.5 million and $0.4 million, respectively.  Total cash outflows for remediation projects are expected to be approximately $20.4 million, $15.1 million and $10.6 million for 2012, 2013 and 2014, respectively.   As discussed in Notes 10 and 15 to the consolidated financial statements, certain environmental costs are subject to recovery from insurance carriers and ratepayers.

South Jersey Industries, Inc.
Part II

STANDBY LETTERS OF CREDIT — As of December 31, 2011, SJI provided $83.0 million of standby letters of credit through SJI’s revolving credit facility. Letters of credit in the amount of $62.3 million support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance Marina’s initial thermal plant project and $20.7 million were posted to enable SJE to market retail electricity and for various construction activities. The Company also provided an additional $25.2 million letter of credit under a separate facility outside of the revolving credit facility to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG’s natural gas distribution system.  As of December 31, 2010, these bonds were included in the current portion of long-term debt because this letter of credit expired during 2011.  The replacement letter of credit expires in August 2015, and as a result, the related bonds are now included in long-term debt as of December 31, 2011.

SJG and SJRG have certain commitments for both pipeline capacity and gas supply for which they pay fees regardless of usage. Those commitments as of December 31, 2011, average $47.5 million annually and total $302.2 million over the contracts' lives. Approximately 40.2% of the financial commitments under these contracts expire during the next five years. These contracts are included in the Company's contractual obligations below. We expect to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the Basic Gas Supply Service clause.

In addition, in the normal course of business, SJG and SJRG have entered into long-term contracts for natural gas supplies.  SJRG has committed to purchase a minimum of 340,000 dts/d and up to 700,000 dts/d of natural gas, from various suppliers, for terms ranging from three to ten years at index-based prices.  SJG has committed to purchase a minimum of 6,250 dts/d and up to 25,000 dts/d of natural gas, from one supplier, for a term of eight years at index-based prices. The obligations for these purchases has not been included in the Company's contractual obligations discussed below because the actual volumes and prices are not fixed.

The following table summarizes our contractual cash obligations and their applicable payment due dates as of December 31, 2011 (in thousands):

		Up to	Years	Years	More than
Contractual Cash Obligations	Total	1 Year	2 & 3	4 & 5	5 Years

Long-Term Debt	$426,400	$2,187	$50,375	$43,193	$330,645
Interest on Long-Term Debt	272,123	21,689	41,677	37,608	171,149
Construction Obligations	14,709	14,709	—	—	—
Operating Leases	2,514	645	1,058	628	183
Commodity Supply Purchase Obligations	602,896	315,835	132,644	37,988	116,429
New Jersey Clean Energy Program (Note 10)	12,802	12,802	—	—	—
Other Purchase Obligations	481	481	—	—	—
Total Contractual Cash Obligations	$1,331,925	$368,348	$225,754	$119,417	$618,406

Interest on long-term debt in the table above includes the related interest obligations through maturity as well as the impact of all interest rate swap agreements.  Expected environmental remediation costs, asset retirement obligations and the liability for unrecognized tax benefits are not included in the table above as the total obligation cannot be calculated due to the subjective nature of these costs and timing of anticipated payments. SJI made contributions to its employee pension plans totaling $25.0 million in January 2012.  However, future pension contributions beyond 2012 cannot be determined at this time. SJG's regulatory obligation to contribute $3.6 million annually to our postretirement benefit plans’ trusts, as discussed in Note 12 to the consolidated financial statements, is also not included as its duration is indefinite.

Off-Balance Sheet Arrangements - An off-balance sheet arrangement is any contractual arrangement involving an unconsolidated entity under which the company has either made guarantees or has certain other interests or obligations.

The Company has recorded a liability of $1.9 million which is included in Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the consolidated balance sheets as of December 31, 2011 for the fair value of the following guarantees:

South Jersey Industries, Inc.
Part II

In April 2007, SJI guaranteed certain obligations of LVE Energy Partners, LLC (LVE) an unconsolidated joint venture in which Marina has a 50% equity interest.  LVE entered into a 25-year contract with a resort developer to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada.  LVE began construction of the facility in 2007 and expected to provide full energy service in 2010 when the resort was originally scheduled to be completed.  LVE suspended construction of the district energy system and central energy center in January 2009 after the resort developer’s August 2008 announcement that it was delaying the completion of construction of the resort due to the difficult environment in the capital markets and weak economic conditions.  The resort developer had indicated that it was considering different strategies to move its project forward, including opening its project in phases and obtaining a partner, but that it was unlikely construction would resume during 2009.  In November 2011, the resort developer, repeating previous disclosures, indicated again that it does not expect to resume construction on the project for three to five years.  The resort developer stated that it remains committed to having a significant presence on the Las Vegas Strip as part of a long-term growth strategy and continues to view this site as a major strategic asset.

The district energy system and central energy center are being financed by LVE with debt that is non-recourse to SJI. The outstanding balance of LVE’s bank debt is approximately $193.0 million as of December 31, 2011.  As a result of the construction delay, the district energy system and central energy center were not completed by the end of 2010 as originally expected. Consequently, the full amount of LVE’s debt became due and payable in December 2010. LVE intends to seek additional financing to complete the facility once construction of the resort resumes, however, as of December 31, 2010, LVE was in default under the financing agreements with the banks.  The Energy Sales Agreement between LVE and the resort developer includes a payment obligation by the resort developer to pay certain fees and expenses to LVE. A portion of this payment obligation is guaranteed to LVE’s lenders by the parent of the resort developer.

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

As of December 31, 2011, the Company had a net liability of approximately $1.6 million included in Other Noncurrent Liabilities on the consolidated balance sheets related to this project, in addition to unsecured Notes Receivable – Affiliate of approximately $57.5 million due from LVE. As of December 31, 2011, SJI’s capital at risk is limited to its equity contributions, letters of credit and the unsecured notes receivable totaling approximately $70.9 million. During 2011, SJI provided support to LVE of approximately $6.1 million to cover interest and other project related costs.

As a result of the construction delay, management has evaluated the investment in LVE and concluded that the fair value of this investment continues to be in excess of the carrying value as of December 31, 2011.

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

South Jersey Industries, Inc.
Part II

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

As of December 31, 2011, SJI had issued $4.9 million of parental guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable our subsidiary to market retail natural gas.

CAPITAL CONTRIBUTION OBLIGATION -  In February 2011, ACR Energy Partners, LLC (ACR), a wholly-owned subsidiary of Energenic, of which Marina has a 50% equity interest, entered into a 20 year contract with a developer to build, own and operate a central energy center and energy distribution system for a planned hotel, casino and entertainment complex in Atlantic City, New Jersey. ACR is currently providing construction energy to the complex and will provide full energy services when the complex is completed in 2012. The contract calls for Marina and its joint venture partner to make capital contributions to ACR that will enable ACR to a) repay $42.0 million of construction advances made by the developer and b) deposit $2.8 million in a debt service reserve fund, provided, in each case, that the developer has met certain conditions. These conditions include, among others, substantial completion of the complex and demonstration of adequate financial resources to operate the complex. Marina and its joint venture partner have also agreed to provide a $5.0 million letter of credit in 2012 to support certain operating performance obligations of ACR under the operating agreements between ACR and the developer, provided the developer has met the conditions just outlined. SJI and its partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI to or on behalf of ACR. In February 2012, Marina made a capital contribution of $16.3 million to ACR. Marina is expected to make an additional capital contribution of $4.7 million in March 2012.

PENDING LITIGATION - The Company is subject to claims arising in the ordinary course of business and other legal proceedings. The Company has been named in, among other actions, certain product liability claims related to our former sand mining subsidiary. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $2.9 million and $4.2 million related to all claims in the aggregate, as of December 31, 2011 and 2010, respectively. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

MARKET RISKS:

Commodity Market Risks - Certain regulated and nonregulated SJI subsidiaries are involved in buying, selling, transporting and storing natural gas and buying and selling retail electricity for their own accounts as well as managing these activities for other third parties. These subsidiaries are subject to market risk due to price fluctuations. To hedge against this risk, we enter into a variety of physical and financial transactions including forward contracts, swaps, futures and options agreements. To manage these transactions, SJI has a well-defined risk management policy approved by our Board of Directors that includes volumetric and monetary limits. Management reviews reports detailing activity daily. Generally, the derivative activities described above are entered into for risk management purposes.

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

South Jersey Industries, Inc.
Part II

SJI has entered into certain contracts to buy, sell, and transport natural gas and to buy and sell retail electricity.  For those derivatives not designated as hedges, we recorded the net unrealized pre-tax gain (loss) of $5.4 million, $(22.6) million and $(14.8) million in earnings during the years 2011, 2010 and 2009, respectively, which are included with realized gains and losses in Operating Revenues - Nonutility.  The fair value and maturity of these energy-trading contracts determined under the mark-to-market method as of December 31, 2011 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Maturity Beyond 3 Years	Total

Prices actively quoted	$21,801	$2,888	$—	$24,689

Prices provided by other external sources	12,377	4,159	46	16,582

Prices based on internal models or other valuation methods	3,283	1,042	—	4,325

Total	$37,461	$8,089	$46	$45,596

Liabilities
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Maturity Beyond 3 Years	Total

Prices actively quoted	$19,390	$3,105	$—	$22,495

Prices provided by other external sources	10,246	3,049	32	13,327

Prices based on internal models or other valuation methods	9,102	1,181	—	10,283

Total	$38,738	$7,335	$32	$46,105

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Contracted volumes of our NYMEX contracts included in the table above are 3.5 million dekatherms (dts) with a weighted-average settlement price of $4.57 per dt.  Contracted volumes of our basis contracts included in the table above are 16.2 million dts with a weighted average settlement price of $0.57 per dt.  Contracted volumes of electric included in the table above are 0.6 million mwh with a weighted average settlement price of $54.30 per mwh.

A reconciliation of SJI's estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives - Energy Related Assets, January 1, 2011	$131
Contracts Settled During 2011, Net	2,783
Other Changes in Fair Value from Continuing and New Contracts, Net	(3,423)

Net Derivatives - Energy Related Liabilities, December 31, 2011	$(509)

Interest Rate Risk - Our exposure to interest-rate risk relates primarily to short-term, variable-rate borrowings. Short-term, variable-rate debt outstanding at December 31, 2011 was $321.4 million and averaged $228.9 million during 2011. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $1.4 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2011 - 33 b.p. increase; 2010 - 13 b.p. decrease; 2009 - 29 b.p. decrease; 2008 - 397 b.p. decrease; and 2007 - 45 b.p. decrease.  For December 2011, our average interest rate on variable-rate debt was 1.07%.

South Jersey Industries, Inc.
Part II

We issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of December 31, 2011, the interest costs on all but $27.1 million of our long-term debt was either at a fixed-rate or hedged via an interest rate derivative. Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates.

As of December 31, 2011, SJI's active interest rate swaps were as follows:

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

Credit Risk - As of December 31, 2011, approximately $16.5 million, or 36.2%, of the current and noncurrent Derivatives – Energy Related Assets are with a single retail counterparty. This counterparty has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assigned to SJI in the event of a default by the counterparty.

As of December 31, 2011, SJRG had $68.1 million of Accounts Receivable under sales contracts. Of that total, 85% were with regulated utilities or companies rated investment-grade or guaranteed by an investment-grade-rated parent or were with companies where we have a collateral arrangement or insurance coverage. The remainder of the Accounts Receivable were within approved credit limits.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

Information required by this item can be found in the section entitled “Market Risks” on page 42 of this report.

South Jersey Industries, Inc.
Part II

Item 8. Financial Statements and Supplementary Data
Statements of Consolidated Income
(In Thousands Except for Per Share Data)

	South Jersey Industries, Inc. and Subsidiaries
	Year Ended December 31,
	2011	2010	2009
Operating Revenues:
Utility	$405,742	$469,407	$480,264
Nonutility	422,818	455,660	365,180
Total Operating Revenues	828,560	925,067	845,444
Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	181,158	259,808	289,740
- Nonutility	363,834	395,015	303,648
Operations	100,901	96,042	89,066
Maintenance	13,122	11,550	8,869
Depreciation	35,749	34,018	31,280
Energy and Other Taxes	12,189	12,142	11,731
Total Operating Expenses	706,953	808,575	734,334
Operating Income	121,607	116,492	111,110

Other Income and Expense	15,642	4,551	1,411
Interest Charges	(24,078)	(21,896)	(18,992)
Income Before Income Taxes	113,171	99,147	93,529
Income Taxes	(22,502)	(28,811)	(34,302)
Equity in Loss of Affiliated Companies	(810)	(3,051)	(926)
Income from Continuing Operations	89,859	67,285	58,301
Loss from Discontinued Operations - (Net of tax benefit)	(568)	(633)	(427)
Net Income	89,291	66,652	57,874

Less: Net Loss Attributable to Noncontrolling Interest in Subsidiaries	—	—	231
Net Income - Attributable to South Jersey Industries, Inc. Shareholders	$89,291	$66,652	$58,105

Amounts Attributable to South Jersey Industries, Inc. Shareholders:
Income from Continuing Operations	$89,859	$67,285	$58,532
Loss from Discontinued Operations - (Net of tax benefit)	(568)	(633)	(427)
Net Income - Attributable to South Jersey Industries, Inc. Shareholders	$89,291	$66,652	$58,105

Basic Earnings per Common Share Attributable to South Jersey Industries, Inc. Shareholders:
Continuing Operations	$3.00	$2.25	$1.97
Discontinued Operations	(0.02)	(0.02)	(0.02)
Basic Earnings per Common Share	$2.98	$2.23	$1.95

Average Shares of Common Stock Outstanding - Basic	30,000	29,861	29,785

Diluted Earnings per Common Share Attributable to South Jersey Industries, Inc. Shareholders:
Continuing Operations	$2.99	$2.25	$1.96
Discontinued Operations	(0.02)	(0.03)	(0.02)
Diluted Earnings per Common Share	$2.97	$2.22	$1.94

Average Shares of Common Stock Outstanding - Diluted	30,086	29,974	29,893

Dividends Declared per Common Share	$1.50	$1.360	$1.220

The accompanying notes are an integral part of the consolidated financial statements.

South Jersey Industries, Inc.
Part II

Statements of Consolidated Comprehensive Income
(In Thousands)

	South Jersey Industries, Inc. and Subsidiaries
	Year Ended December 31,
	2011	2010	2009
Net Income	$89,291	$66,652	$57,874

Other Comprehensive Income (Loss), Net of Tax:*

Postretirement Liability Adjustment	(5,667)	(3,302)	1,208
Unrealized (Loss) Gain on Available-for-Sale Securities	(360)	339	533
Unrealized (Loss) Gain on Derivatives - Other	(788)	249	958
Other Comprehensive Income of Affiliated Companies	189	371	2,031

Other Comprehensive Income (Loss) - Net of Tax*	(6,626)	(2,343)	4,730

Comprehensive Income	82,665	64,309	62,604

Less: Comprehensive Loss Attributable to Noncontrolling Interest in Subsidiaries	—	—	231

Comprehensive Income Attributable to South Jersey Industries, Inc. Shareholders	$82,665	$64,309	$62,835

* Determined using a combined statutory tax rate of 41%.

The accompanying notes are an integral part of the consolidated financial statements.

South Jersey Industries, Inc.
Part II

Statements of Consolidated Cash Flows
(In Thousands)

	South Jersey Industries, Inc. and Subsidiaries
	Year Ended December 31,
	2011	2010	2009
Cash Flows from Operating Activities:
Net Income	$89,291	$66,652	$57,874
Loss from Discontinued Operations	568	633	427
Income from Continuing Operations	89,859	67,285	58,301
Adjustments to Reconcile Income from Continuing Operations to Net Cash Provided by Operating Activities:
Depreciation and Amortization	47,759	44,694	39,447
Net Unrealized (Gain) Loss on Derivatives - Energy Related	(5,377)	22,624	14,815
Unrealized Loss on Derivatives - Other	149	641	1,210
Provision for Losses on Accounts Receivable	2,272	4,943	2,728
CIP Receivable	(1,289)	4,381	5,376
Deferred Gas Costs - Net of Recoveries	(37,343)	22,492	(7,910)
Deferred SBC Costs - Net of Recoveries	(4,402)	(2,344)	(119)
Stock-Based Compensation Expense	2,511	2,047	1,481
Deferred and Noncurrent Income Taxes - Net	23,303	28,895	21,917
Environmental Remediation Costs - Net	(13,608)	(3,520)	(449)
Gas Plant Cost of Removal	(1,590)	(1,596)	(1,678)
Changes in:
Accounts Receivable	90,407	(76,634)	(28,003)
Inventories	1,905	32,421	68,591
Prepaid and Accrued Taxes - Net	5,398	(10,483)	(4,818)
Accounts Payable and Other Accrued Liabilities	(6,131)	37,595	(8,213)
Derivatives - Energy Related	740	(9,645)	12,366
Other Assets and Liabilities	(2,245)	(3,515)	(345)
Cash Flows from Discontinued Operations	(961)	(1,187)	493

Net Cash Provided by Operating Activities	191,357	159,094	175,190

Cash Flows from Investing Activities:
Capital Expenditures	(193,119)	(166,910)	(109,307)
Proceeds from Sale of Property, Plant and Equipment	3,500	—	—
(Purchase of) Net Proceeds from Sale of Restricted Investments in Margin Account	(10,269)	(3,174)	25,883
Investment in Long-Term Receivables	(4,926)	(3,313)	(4,730)
Proceeds from Long-Term Receivables	6,312	2,901	5,399
Purchase of Company Owned Life Insurance	(4,628)	(4,354)	(4,444)
Investment in Affiliate	(23,043)	(4,750)	(3,999)
Return of Investment in Affiliate	2,339	—	175
Advances on Notes Receivable - Affiliate	(41,612)	(101,957)	(26,780)
Repayment of Notes Receivable - Affiliate	47,694	5,834	2,897
Other	(6,423)	(2,843)	—

Net Cash Used in Investing Activities	(224,175)	(278,566)	(114,906)

South Jersey Industries, Inc.
Part II

Cash Flows from Financing Activities:
Net Borrowings from (Repayments of) Short-Term Credit Facilities	70,714	54,087	(15,950)
Proceeds from Issuance of Long-Term Debt	—	115,000	—
Payments for Issuance of Long-Term Debt	(43)	(1,215)	(178)
Principal Repayments of Long-Term Debt	(25,000)	(10,000)	(9,985)
Dividends on Common Stock	(44,975)	(40,478)	(36,426)
Proceeds from Sale of Common Stock	13,436	—	—
Proceeds from Finance Obligation	23,482	—	—
Other	379	618	303

Net Cash Provided by (Used in) Financing Activities	37,993	118,012	(62,236)

Net Increase (Decrease) in Cash and Cash Equivalents	5,175	(1,460)	(1,952)
Cash and Cash Equivalents at Beginning of Year	2,363	3,823	5,775

Cash and Cash Equivalents at End of Year	$7,538	$2,363	$3,823

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest (Net of Amounts Capitalized)	$25,303	$21,850	$20,519
Income Taxes (Net of Refunds)	$(9,861)	$12,120	$11,844

Supplemental Disclosures of Non-Cash Investing Activities
Capital Expenditures acquired on account but unpaid as of year-end	$20,457	$15,404	$19,934
Guarantee of certain obligations of unconsolidated affiliates	$—	$—	$6,852
Reclass from Notes Receivable Affiliate to Investment in Affiliates	$5,351	$—	$—
Notes Receivable Affiliate Exchanged for Accounts Receivable	$1,783	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

South Jersey Industries, Inc.
Part II

Consolidated Balance Sheets
(In Thousands)

	South Jersey Industries, Inc. and Subsidiaries
	December 31,
	2011	2010
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$1,515,274	$1,384,797
Accumulated Depreciation	(357,245)	(337,993)
Nonutility Property and Equipment, at cost	221,051	169,770
Accumulated Depreciation	(26,687)	(23,319)

Property, Plant and Equipment - Net	1,352,393	1,193,255

Investments:
Available-for-Sale Securities	6,677	6,720
Restricted	18,658	8,389
Investment in Affiliates	31,815	8,005

Total Investments	57,150	23,114

Current Assets:
Cash and Cash Equivalents	7,538	2,363
Accounts Receivable	135,253	200,773
Unbilled Revenues	42,961	72,457
Provision for Uncollectibles	(5,337)	(8,071)
Notes Receivable - Affiliate	2,747	1,183
Natural Gas in Storage, average cost	68,823	69,725
Materials and Supplies, average cost	2,794	3,796
Deferred Income Taxes - Net	12,779	—
Prepaid Taxes	22,303	31,384
Derivatives - Energy Related Assets	37,461	39,513
Other Prepayments and Current Assets	13,287	10,714

Total Current Assets	340,609	423,837

Regulatory and Other Noncurrent Assets:
Regulatory Assets	315,221	248,413
Derivatives - Energy Related Assets	8,135	11,556
Unamortized Debt Issuance Costs	7,009	7,583
Notes Receivable - Affiliate	111,946	126,727
Contract Receivables	13,280	12,486
Other	41,767	29,644

Total Regulatory and Other Noncurrent Assets	497,358	436,409

Total Assets	$2,247,510	$2,076,615

The accompanying notes are an integral part of the consolidated financial statements.

South Jersey Industries, Inc.
Part II

	2011	2010
Capitalization and Liabilities
Equity:
Common Stock: Par Value $1.25 per share; Authorized 60,000,000 shares; Outstanding Shares: 30,212,453 (2011) and 29,872,825 (2010)
Balance at Beginning of Year	$37,341	$37,245
Common Stock Issued or Granted Under Stock Plans	424	96
Balance at End of Year	37,765	37,341
Premium on Common Stock	273,303	257,274
Treasury Stock (at par)	(193)	(179)
Accumulated Other Comprehensive Loss	(28,438)	(21,812)
Retained Earnings	341,677	297,473

Total Equity	624,114	570,097

Long-Term Debt	424,213	340,000

Total Capitalization	1,048,327	910,097

Current Liabilities:
Notes Payable	321,400	250,687
Current Portion of Long-Term Debt	2,187	111,400
Accounts Payable	153,666	165,197
Customer Deposits and Credit Balances	24,914	10,917
Environmental Remediation Costs	24,721	27,074
Taxes Accrued	3,168	6,709
Derivatives - Energy Related Liabilities	38,738	42,297
Deferred Income Taxes - Net	—	3,282
Deferred Contract Revenues	996	5,442
Interest Accrued	6,408	7,259
Pension and Other Postretirement Benefits	1,275	1,217
Other Current Liabilities	10,498	9,043

Total Current Liabilities	587,971	640,524

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	295,434	258,402
Investment Tax Credits	905	1,207
Pension and Other Postretirement Benefits	109,021	71,675
Environmental Remediation Costs	69,439	64,759
Asset Retirement Obligations	29,430	27,965
Derivatives - Energy Related Liabilities	7,367	8,641
Derivatives - Other	14,046	7,404
Regulatory Liabilities	48,311	69,248
Finance Obligation	22,549	—
Other	14,710	16,693

Total Deferred Credits and Other Noncurrent Liabilities	611,212	525,994

Commitments and Contingencies (Note 15)

Total Capitalization and Liabilities	$2,247,510	$2,076,615

The accompanying notes are an integral part of the consolidated financial statements.

South Jersey Industries, Inc.
Part II

Consolidated Statements of Changes in Equity and Comprehensive Income
(In Thousands)

	South Jersey Industries, Inc. and Subsidiaries
	Years Ended December 31, 2009, 2010 & 2011

	Common Stock	Premium on Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest in Subsidiaries	Total

Balance at January 1, 2009	$37,161	$252,495	$(176)	$(24,199)	$249,973	$1,194	$516,448
Net Income					58,105	(231)	57,874
Other Comprehensive Income, Net of Tax (a)				4,730			4,730
Common Stock Issued or Granted Under Stock Plans	84	2,008	(7)		(147)		1,938
Cash Dividends Declared - Common Stock					(36,426)		(36,426)

Balance at December 31, 2009	37,245	254,503	(183)	(19,469)	271,505	963	544,564
Net Income					66,652		66,652
Other Comprehensive Loss, Net of Tax (a)				(2,343)			(2,343)
Common Stock Issued or Granted Under Stock Plans	96	2,771	4		(206)		2,665
Cash Dividends Declared - Common Stock					(40,478)		(40,478)
Deconsolidation of Joint Ventures (See Note 1)						(963)	(963)

Balance at December 31, 2010	37,341	257,274	(179)	(21,812)	297,473	—	570,097
Net Income					89,291		89,291
Other Comprehensive Loss, Net of Tax (a)				(6,626)			(6,626)
Common Stock Issued or Granted Under Stock Plans	424	16,029	(14)		(112)		16,327
Cash Dividends Declared - Common Stock					(44,975)		(44,975)

Balance at December 31, 2011	$37,765	$273,303	$(193)	$(28,438)	$341,677	$—	$624,114

(a) Determined using a combined statutory tax rate of 41% .

The accompanying notes are an integral part of the consolidated financial statements.

South Jersey Industries, Inc.
Part II

Disclosure of Changes In Accumulated Other Comprehensive Loss Balances (a)
(In Thousands)

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available- for-Sale Securities	Other Comprehensive Income (Loss) of Affiliated Companies	Accumulated Other Comprehensive Loss

Balance at January 1, 2009	$(13,834)	$(3,289)	$(718)	$(6,358)	$(24,199)
Changes During Year	1,208	958	533	2,031	4,730
Balance at December 31, 2009	(12,626)	(2,331)	(185)	(4,327)	(19,469)
Changes During Year	(3,302)	249	339	371	(2,343)
Balance at December 31, 2010	(15,928)	(2,082)	154	(3,956)	(21,812)
Changes During Year	(5,667)	(788)	(360)	189	(6,626)
Balance at December 31, 2011	$(21,595)	$(2,870)	$(206)	$(3,767)	$(28,438)

(a) Determined using a combined statutory tax rate of 41% .

The accompanying notes are an integral part of the consolidated financial statements.

South Jersey Industries, Inc.
Part II

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

▪
South Jersey Exploration, LLC (SJEX) owns oil, gas and mineral rights in the Marcellus Shale region of Pennsylvania. SJEX was a wholly owned subsidiary of SJRG until November 2011, when it became a wholly owned subsidiary of South Jersey Energy Solutions, LLC (SJES).

BASIS OF PRESENTATION - The consolidated financial statements include the accounts of SJI, its wholly owned subsidiaries and subsidiaries in which we have a controlling interest. We eliminate all significant intercompany accounts and transactions. In management's opinion, the consolidated financial statements reflect all normal and recurring adjustments needed to fairly present SJI's financial position and operating results at the dates and for the periods presented.  Marina and a joint venture partner formed AC Landfill Energy, LLC (ACLE) and WC Landfill Energy, LLC (WCLE) to develop and install methane-to-electric power generation systems at certain county-owned landfills. Prior to January 1, 2010, the Company accounted for these entities as consolidated subsidiaries. In June 2009, the Financial Accounting Standards Board (FASB) issued new accounting guidance on the consolidation of variable interest entities (VIEs) which was effective for fiscal years beginning after November 15, 2009. The new accounting guidance for VIEs considers if a company has a controlling financial interest in a VIE. A controlling financial interest will have both (a) the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. Entities are required to consolidate a VIE when it is determined that they have a controlling financial interest in a VIE and therefore, are the primary beneficiary of that VIE.

Marina and the joint venture partner of ACLE and WCLE share the executive board seats and their voting rights equally and equally approve the annual budgets of both entities. Based on the shared control of operations, management concluded as of January 1, 2010 that the Company is no longer the primary beneficiary of ACLE and WCLE as defined by the new accounting guidance. As a result, ACLE and WCLE are no longer accounted for as consolidated subsidiaries. As of December 31, 2011 and 2010, ACLE and WCLE are included with other equity investments in Investment in Affiliates on the consolidated balance sheet. The results of operations of ACLE and WCLE for the year ended December 31, 2011 and 2010 are included in Equity in Loss of Affiliated Companies on the consolidated statements of income. The adoption of this guidance modified our financial statement presentation, but did not have an impact on our financial statement results.

EQUITY INVESTMENTS - Marketable equity securities that are purchased as long-term investments are classified as Available-for-Sale Securities and carried at their fair value on our consolidated balance sheets. Any unrealized gains or losses are included in Accumulated Other Comprehensive Loss. SJI, through wholly owned subsidiaries, holds significant variable interests in several companies but is not the primary beneficiary.  Consequently, these investments are accounted for under the equity method. In the event that losses and/or distributions from these equity method investments exceed the carrying value, and the Company is obligated to provide additional financial support, the excess will be recorded as either a current or non-current liability on the consolidated balance sheets. We include the operations of these affiliated companies on a pre-tax basis in the statements of consolidated income under Equity in Loss of Affiliated Companies (See Note 3).  An impairment loss is recorded when there is clear evidence that a decline in value is other than temporary.  No impairment losses were recorded on Investments during 2011, 2010 or 2009.

South Jersey Industries, Inc.
Part II

ESTIMATES AND ASSUMPTIONS - We prepare our consolidated financial statements to conform with accounting principles generally accepted in the United States of America (GAAP). Management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements and related disclosures. Therefore, actual results could differ from those estimates. Significant estimates include amounts related to regulatory accounting, energy derivatives, environmental remediation costs, pension and other postretirement benefit costs, and revenue recognition.

REGULATION - SJG is subject to the rules and regulations of the New Jersey Board of Public Utilities (BPU). See Note 10 for a detailed discussion of SJG's rate structure and regulatory actions. SJG maintains its accounts according to the BPU's prescribed Uniform System of Accounts. SJG follows the accounting for regulated enterprises prescribed by FASB ASC Topic 980 -”Regulated Operations.”  In general, Topic 980 allows for the deferral of certain costs (regulatory assets) and creation of certain obligations (regulatory liabilities) when it is probable that such items will be recovered from or refunded to customers in future periods. See Note 11 for a detailed discussion of regulatory assets and liabilities.

OPERATING REVENUES - Gas and electric revenues are recognized in the period the commodity is delivered to customers. For SJG and SJE retail customers that are not billed at the end of the month, we record an estimate to recognize unbilled revenues for gas and electricity delivered from the date of the last meter reading to the end of the month. SJRG's gas revenues are recognized in the period the commodity is delivered. Unrealized gains and losses on energy related derivative instruments are also recognized in operating revenues for SJRG. See further discussion under Derivative Instruments. We recognize revenues related to SJESP appliance service contracts seasonally over the full term of the contracts. Revenue related to services provided on a time and materials basis is recognized on a monthly basis as the services are provided. Marina recognizes revenue on a monthly basis as services are provided, as lease income is earned, and for on-site energy production that is delivered to its customers.

REVENUE BASED TAXES — SJI collects certain revenue-based energy taxes from customers. Such taxes include New Jersey State Sales Tax, Transitional Energy Facility Assessment (TEFA) and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. TEFA and PUA are included in both utility revenue and cost of sales and totaled $8.0 million, $8.6 million, and $8.8 million in 2011, 2010 and 2009, respectively.

ACCOUNTS RECEIVABLE AND PROVISION FOR UNCOLLECTIBLE ACCOUNTS - Accounts receivable are carried at the amount owed by customers. A provision for uncollectible accounts is established based on our collection experience and an assessment of the collectibility of specific accounts.

PROPERTY, PLANT AND EQUIPMENT - For regulatory purposes, utility plant is stated at original cost, which may be different than SJG's cost if the assets were acquired from another regulated entity. Nonutility plant is stated at cost. The cost of adding, replacing and renewing property is charged to the appropriate plant account.

ASSET RETIREMENT OBLIGATIONS - The amounts included under Asset Retirement Obligations (ARO) are primarily related to the legal obligations the Company has to cut and cap gas distribution pipelines when taking those pipelines out of service in future years. These liabilities are generally recognized upon the acquisition or construction of the asset. The related asset retirement cost is capitalized concurrently by increasing the carrying amount of the related asset by the same amount as the liability. Changes in the liability are recorded for the passage of time (accretion) or for revisions to cash flows originally estimated to settle the ARO.

ARO activity was as follows (in thousands):

	2011	2010

AROs as of January 1,	27,965	23,229
Accretion	1,398	481
Additions	460	242
Settlements	(872)	(29)
Revisions in Estimated Cash Flows (A)	479	4,273
Deconsolidation (B)	—	(231)
ARO's as of December 31,	29,430	27,965
(A) A corresponding increase was made to Regulatory Assets, thus having no impact on earnings.
(B) Reduction resulting from the deconsolidation of ACLE and WCLE as discussed above.

South Jersey Industries, Inc.
Part II

DEPRECIATION - We depreciate utility plant on a straight-line basis over the estimated remaining lives of the various property classes. These estimates are periodically reviewed and adjusted as required after BPU approval. The composite annual rate for all depreciable utility property was approximately 2.3% in 2011, 2.4% in 2010, and 2.3% in 2009. The actual composite rate may differ from the approved rate as the asset mix changes over time. Except for retirements outside of the normal course of business, accumulated depreciation is charged with the cost of depreciable utility property retired, less salvage. Nonutility property depreciation is computed on a straight-line basis over the estimated useful lives of the property, ranging up to 50 years. Gain or loss on the disposition of nonutility property is recognized in operating income.

CAPITALIZED INTEREST - SJG capitalizes interest on construction at the rate of return on the rate base utilized by the BPU to set rates in its last base rate proceeding (See Note 10). Marina capitalizes interest on construction projects in progress based on the actual cost of borrowed funds. SJG's amounts are included in Utility Plant and Marina's amounts are included in Nonutility Property and Equipment on the consolidated balance sheets. Interest Charges are presented net of capitalized interest on the consolidated statements of income.  The amount of interest capitalized by SJI for the year ended December 31, 2011 was $1.2 million. The amount of interest capitalized by SJI for the years ended December 31, 2010 and 2009 was not significant.

IMPAIRMENT OF LONG-LIVED ASSETS - We review the carrying amount of long-lived assets for possible impairment whenever events or changes in circumstances indicate that such amounts may not be recoverable. For the years ended 2011, 2010 and 2009, no significant impairments were identified.

DERIVATIVE INSTRUMENTS - SJI accounts for derivative instruments in accordance with FASB ASC Topic 815 - “Derivatives and Hedging.”  We record all derivatives, whether designated in hedging relationships or not, on the consolidated balance sheets at fair value unless the derivative contracts qualify for the normal purchase and sale exemption. In general, if the derivative is designated as a fair value hedge, we recognize the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk in earnings. We currently have no fair value hedges. If the derivative is designated as a cash flow hedge, we record the effective portion of the hedge in Accumulated Other Comprehensive Loss and recognize it in the income statement when the hedged item affects earnings. We recognize ineffective portions of the cash flow hedges immediately in earnings. Currently, we do not designate energy-related derivative instruments as cash flow hedges. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives, strategies for undertaking various hedge transactions and our methods for assessing and testing correlation and hedge ineffectiveness. All hedging instruments are linked to the hedged asset, liability, firm commitment or forecasted transaction. Due to the application of regulatory accounting principles under FASB ASC Topic 980, gains and losses on derivatives related to SJG's gas purchases are recorded through the Basic Gas Supply Service (BGSS) clause.

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

GAS EXPLORATION AND DEVELOPMENT - The Company capitalizes all costs associated with gas property acquisition, exploration and development activities under the full cost method of accounting. Capitalized costs include costs related to unproved properties, which are not amortized until proved reserves are found or it is determined that the unproved properties are impaired. All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. As of December 30, 2011 and 2010, $9.6 million and $3.3 million, respectively, related to interests in proved and unproved properties in Pennsylvania, net of amortization, are included with Nonutility Property and Equipment and Other Noncurrent Assets on the consolidated balance sheets.

TREASURY STOCK – SJI uses the par value method of accounting for treasury stock. As of December 31, 2011 and 2010, SJI held 154,718 and 143,546 shares of treasury stock, respectively. These shares are related to deferred compensation arrangements where the amounts earned are held in the stock of SJI.

INCOME TAXES - Deferred income taxes are provided for all significant temporary differences between the book and taxable bases of assets and liabilities in accordance with FASB ASC Topic 740 - “Income Taxes” (See Note 4). A valuation allowance is established when it is determined that it is more likely than not that a deferred tax asset will not be realized. Investment tax credits related to renewable energy facilities of the non-regulated entities are recognized on the flow through method.

South Jersey Industries, Inc.
Part II

CASH AND CASH EQUIVALENTS - For purposes of reporting cash flows, highly liquid investments with original maturities of three months or less are considered cash equivalents.

NEW ACCOUNTING PRONOUNCEMENTS - Other than as described below, no new accounting pronouncement issued or effective during 2011, 2010 or 2009 had, or is expected to have, a material impact on the consolidated financial statements.

In June 2009, the FASB issued new accounting guidance on the consolidation of VIEs. Accordingly, companies needed to carefully reconsider previous conclusions, including (1) whether an entity is a VIE, (2) whether the company is the VIE's primary beneficiary, and (3) what type of financial statement disclosures are required. The new guidance was effective for fiscal years beginning after November 15, 2009.  As a result of adopting this guidance, we have deconsolidated ACLE and WCLE as of January 1, 2010 due to the shared control between the Company and the joint venture partner as discussed under “Basis of Presentation” above. Beginning January 1, 2010, ACLE and WCLE are reported using the equity method of accounting. The adoption of this guidance modified our financial statement presentation, but did not have an impact on our financial statement results.

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU amends ASC Topic 820 to include a consistent definition of the term “fair value” and set forth common requirements for measuring fair value and disclosing information about fair value measurements in financial statements. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance is not expected to have an impact on our financial statement results.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  This ASU allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with a total for other comprehensive income, and a total amount for comprehensive income.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  In January 2012, the FASB issued ASU 2011-12, Deferral of the Effective Date for the Presentation of Reclassification Adjustments Out of Accumulated Other Comprehensive Income, which defers the provisions related to the presentation of reclassification adjustments. The other portions of the ASU remain unchanged and will become effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance will modify our financial statement presentation, but will not have an impact on our financial statement results.

In January 2012, the FASB issued ASU 2011-11, Enhanced Disclosure Requirements Concerning Offsetting of Financial Assets and Financial Liabilities. This ASU amends ASC 210-20 to add disclosure requirements in respect of the offsetting of financial assets and financial liabilities. The new guidance is effective for fiscal years beginning on or after January 1, 2013. Management is currently evaluating the impact that the adoption of this guidance will have on the Company’s consolidated financial statements.

2.	STOCK-BASED COMPENSATION PLAN:

Under the Amended and Restated 1997 Stock-Based Compensation Plan, no more than 2,000,000 shares in the aggregate may be issued to SJI’s officers (Officers), non-employee directors (Directors) and other key employees. The plan will terminate on January 26, 2015, unless terminated earlier by the Board of Directors. No options were granted or outstanding during the years ended December 31, 2011, 2010 and 2009.   No stock appreciation rights have been issued under the plan. During the years ended December 31, 2011, 2010 and 2009, SJI granted 40,711, 52,940, and 41,437 restricted shares to Officers and other key employees, respectively.   These restricted shares vest over a three-year period and are subject to SJI achieving certain market-based performance targets as compared to a peer group average, which can cause the actual amount of shares that ultimately vest to range from between 0% to 150% of the original share units granted. SJI granted 12,220, 16,700, and 9,559 restricted shares to Directors in 2011, 2010, and 2009, respectively.  Shares issued to Directors vest over a three-year service period and contain no performance conditions. As a result, 100% of the shares granted generally vest pending the satisfaction of the service condition.

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

South Jersey Industries, Inc.
Part II

Compensation expense is not adjusted based on the actual achievement of performance goals. The Company estimated the fair value of Officers' restricted stock awards on the date of grant using a Monte Carlo simulation model.

The following table summarizes the nonvested restricted stock awards outstanding at December 31, 2011 and the assumptions used to estimate the fair value of the awards:

	Grant Date	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate
Officers & Key Employees -	Jan. 2010	52,508	$39.020	29.0%	1.65%
	Jan. 2011	40,399	$50.940	27.5%	1.01%

Directors -	Jan. 2010	13,360	$37.825	—	—
	Jan. 2011	8,554	$52.940	—	—

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

The following table summarizes the total stock-based compensation cost for the years ended -December 31, (in thousands):

	2011	2010	2009
Officers & Key Employees	$1,852	$1,628	$1,322
Directors	658	394	330
Total Cost	2,510	2,022	1,652

Capitalized	(218)	(202)	(171)
Net Expense	$2,292	$1,820	$1,481

As of December 31, 2011, there was $2.5 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 1.7 years.

The following table summarizes information regarding restricted stock award activity during 2011, excluding accrued dividend equivalents:

	Officers & Other Key Employees	Directors	Weighted Average Fair Value
Nonvested Shares Outstanding, January 1, 2011	90,688	25,390	$39.049
Granted	40,711	12,220	$51.407
Vested*	(37,748)	(14,474)	$40.041
Cancelled/Forfeited	(744)	(1,222)	$49.707
Nonvested Shares Outstanding, December 31, 2011	92,907	21,914	$44.112

*Actual shares expected to be awarded to officers and other key employees during the first quarter of 2012, including dividend equivalents and adjustments for performance measures, total 33,322 shares.

South Jersey Industries, Inc.
Part II

During the years ended December 31, 2011, 2010 and 2009, SJI awarded 69,271 shares to its Officers and other key employees at a market value of $3.7 million, 59,893 shares at a market value of $2.3 million, and 57,976 shares at a market value of $2.3 million, respectively. Also, during the years ended December 31, 2011, 2010 and 2009, SJI awarded 12,220, 16,700 and 9,559 shares to its Directors at a market value of $0.6 million, $0.6 million and $0.4 million, respectively. The Company has a policy of issuing new shares to satisfy its obligations under these plans; therefore, there are no cash payment requirements resulting from the normal operation of this plan. However, a change in control could result in such shares becoming nonforfeitable or immediately payable in cash.  At the discretion of the Officers, Directors and other key employees, the receipt of vested shares can be deferred until future periods.  These deferred shares are included in Treasury Stock on the consolidated balance sheets.

3.	DISCONTINUED OPERATIONS AND AFFILATIONS:

DISCONTINUED OPERATIONS - Discontinued Operations consist of the environmental remediation activities related to the properties of South Jersey Fuel, Inc. (SJF) and the product liability litigation and environmental remediation activities related to the prior business of The Morie Company, Inc. (Morie). SJF is a subsidiary of Energy & Minerals, Inc. (EMI), an SJI subsidiary, which previously operated a fuel oil business. Morie is the former sand mining and processing subsidiary of EMI. EMI sold the common stock of Morie in 1996.

SJI conducts tests annually to estimate the environmental remediation costs for these properties.

Summarized operating results of the discontinued operations for the years ended December 31, were (in thousands, except per share amounts):

	2011	2010	2009
Loss before Income Taxes:
Sand Mining	$(169)	$(440)	$(289)
Fuel Oil	(701)	(530)	(362)
Income Tax Benefits	302	337	224
Loss from Discontinued Operations — Net	$(568)	$(633)	$(427)
Earnings Per Common Share from
Discontinued Operations — Net:
Basic	$(0.02)	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.03)	$(0.02)

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

During 2011, 2010 and 2009, the Company made investments in, and provided net advances to, unconsolidated affiliates of $14.6 million, $100.9 million and $27.7 million, respectively. The purpose of these investments and advances was to cover certain project related costs of LVE (See Note 15), to provide working capital for a retail marketing operation, and to develop several landfill gas-fired electric production facilities, solar and thermal energy projects.  As of December 31, 2011 and 2010, the outstanding balance on these Notes Receivable – Affiliate was $114.7 million and $127.9 million, respectively. Approximately $57.2 million of these notes are secured by property, plant and equipment of the affiliates, accrue interest at 7.5% and are to be repaid through 2025. The remaining $57.5 million of these notes are unsecured, and are either non-interest bearing or accrue interest at variable rates and are to be repaid when the affiliate secures permanent financing.

South Jersey Industries, Inc.
Part II

SJI holds significant variable interests in these entities but is not the primary beneficiary. Consequently, these entities are accounted for under the equity method because SJI does not have both a) the power to direct the activities of the entity that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. As of December 31, 2011, the Company had a net asset of approximately $29.9 million included in Investment in Affiliates and Other Noncurrent Liabilities on the consolidated balance sheets related to equity method investees, in addition to Notes Receivable – Affiliate as discussed above. SJI’s maximum exposure to loss from these entities as of December 31, 2011 is limited to its combined equity contributions and the Notes Receivable-Affiliate in the amount of $147.6 million.

The following tables present summarized financial information of the total balances for all Affiliates (of which, on average, SJI has only a 50% equity interest) accounted for under the equity method (in thousands):

	2011	2010
Current assets	$26,390	$1,926
Noncurrent assets	$625,556	$388,780
Current liabilities	$71,375	$50,501
Noncurrent liabilities	$540,166	$352,577

	2011	2010	2009
Revenues	$95,647	$75,476	$10,638
Cost of sales	$64,181	$52,187	$—
Net Income (loss)	$1,522	$(3,536)	$444

SJI and a joint venture partner formed Potato Creek, LLC (Potato Creek) in which SJI has a 30% equity interest.  Potato Creek owns and manages the oil, gas and mineral rights of certain real estate in Pennsylvania. During the third quarter of 2011, Potato Creek agreed to sell certain natural gas production assets in the Marcellus Shale region of Pennsylvania. During the fourth quarter of 2011, the purchaser terminated the pending transaction. Potato Creek, and its partners, intend to pursue all remedies available under the agreements.

South Jersey Industries, Inc.
Part II

4.	INCOME TAXES:

SJI files a consolidated federal income tax return. State income tax returns are filed on a separate company basis in states where SJI has operations and/or a requirement to file. Total income taxes applicable to operations differ from the tax that would have resulted by applying the statutory Federal income tax rate to pre-tax income for the following reasons (in thousands):

	2011	2010	2009

Tax at Statutory Rate	$39,326	$33,634	$32,492
Increase (Decrease) Resulting from:
State Income Taxes	6,763	5,669	6,079
ESOP	(1,063)	(971)	(894)
Amortization of Investment
Tax Credits	(302)	(310)	(314)
Amortization of Flowthrough
Depreciation	526	664	664
Energy Tax Credits	(21,927)	(10,107)	(3,660)
Other - Net	(821)	232	(65)
Income Taxes:
Continuing Operations	22,502	28,811	34,302
Discontinued Operations	(302)	(337)	(224)
Net Income Taxes	$22,200	$28,474	$34,078

The provision for Income Taxes is comprised of the following (in thousands):

	2011	2010	2009
Current:
Federal	$(844)	$(7,527)	$7,396
State	345	7,753	5,303
Total Current	(499)	226	12,699
Deferred:
Federal	13,244	27,927	17,867
State	10,059	968	4,050
Total Deferred	23,303	28,895	21,917
Investment Tax Credits	(302)	(310)	(314)
Income Taxes:
Continuing Operations	22,502	28,811	34,302
Discontinued Operations	(302)	(337)	(224)
Net Income Taxes	$22,200	$28,474	$34,078

South Jersey Industries, Inc.
Part II

Investment Tax Credits attributable to SJG are deferred and amortized at the annual rate of 3.0%, which approximates the life of related assets.

The net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes resulted in the following net deferred tax liabilities (assets) at December 31 (in thousands):

	2011	2010
Current:
Net Operating Loss Carryforward	$(14,900)	$—
Derivatives / Unrealized Gain	2,187	(272)
Conservation Incentive Program	5,975	5,408
Budget Billing - Customer Accounts	(4,261)	1,552
Provision for Uncollectibles	(1,554)	(2,899)
Other	(226)	(507)
Current Deferred Tax (Asset) Liability - Net	$(12,779)	$3,282
Noncurrent:
Book versus Tax Basis of Property	$338,472	$263,429
Deferred Gas Costs - Net	12,005	2,955
Environmental	18,410	14,953
Deferred Regulatory Costs	7,397	3,278
Deferred State Tax	(14,250)	(9,839)
Investment Tax Credit Basis Gross-Up	(466)	(622)
Deferred Pension & Other Post Retirement Benefits	36,048	27,885
Pension & Other Post Retirement Benefits	(30,664)	(26,261)
Deferred Revenues	(8,073)	(15,769)
Derivatives / Unrealized Gain	(2,051)	(1,740)
Net Operating Loss Carryforward	(65,594)	—
Investment Tax Credit Carryforward	(26,820)	—
Equity In Loss Of Affiliated Companies	28,899	1,817
Other	2,121	(1,684)
Noncurrent Deferred Tax Liability - Net	$295,434	$258,402

As of December 31, 2011, SJI has total federal net operating loss carryforwards of $220.6 million and state net operating loss carryforwards of $36.7 million, both of which will expire in 2031. SJI also has federal investment tax credit carryforwards of $26.8 million, which also will expire in 2031. A valuation allowance is established when it is determined that it is more likely than not that a deferred tax asset will not be realized.

The total unrecognized tax benefits as of December 31, 2011, 2010, and 2009 were $0.7 million, $0.8 million, and $1.1 million, respectively, which excludes $0.7 million, $0.7 million, and $1.0 million of accrued interest and penalties, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, is as follows (in thousands):

	2011	2010	2009
Balance at January 1,	$793	$1,098	$1,722
Increase as a result of tax positions taken in prior years	119	—	59
Decrease due to a lapse in the statute of limitations	(90)	(85)	(683)
Settlements	(86)	(220)	—
Balance at December 31,	$736	$793	$1,098

South Jersey Industries, Inc.
Part II

The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is not significant.  The Company's policy is to record interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively. These amounts were not significant in 2011, 2010 or 2009. There have been no significant changes to the unrecognized tax benefits during 2011, 2010 or 2009 and the Company does not anticipate any significant changes in the total unrecognized tax benefits within the next 12 months.

The unrecognized tax benefits are primarily related to an uncertainty of state income taxes.  Federal income tax returns from 2008 forward and state income tax returns primarily from 2007 forward are open and subject to examination.

5.	PREFERRED STOCK:

REDEEMABLE CUMULATIVE PREFERRED STOCK - SJI has 2,500,000 authorized shares of Preference Stock, no par value, which has not been issued.

6.	COMMON STOCK:

The following shares were issued and outstanding at December 31:

	2011	2010	2009
Beginning of Year	29,872,825	29,796,232	29,728,697
New Issues During Year:
Dividend Reinvestment Plan	259,359	—	—
Stock-Based Compensation Plan	80,269	76,593	67,535
End of Year	30,212,453	29,872,825	29,796,232

The par value ($1.25 per share) of stock issued was recorded in Common Stock and the net excess over par value at December 31, 2011, 2010, and 2009 of approximately $16.0 million, $2.8 million, and $2.0 million, respectively, was recorded in Premium on Common Stock.

EARNINGS PER COMMON SHARE (EPS) — Basic EPS is based on the weighted-average number of common shares outstanding.  The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 86,031, 112,551, and 107,333 shares for the years ended December 31, 2011, 2010 and 2009, respectively. These shares relate to SJI’s restricted stock as discussed in Note 2.

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

RESTRICTED INVESTMENTS — In accordance with the terms of the Marina and certain SJG loan agreements, unused proceeds are required to be escrowed pending approval of construction expenditures. As of both December 31, 2011 and 2010, the escrowed proceeds, including interest earned, totaled $1.3 million.

The Company maintains margin accounts with selected counterparties to support its risk management activities. The balances required to be held in these margin accounts increase as the net value of the outstanding energy related contracts with the respective counterparties decrease. As of December 31, 2011 and 2010, the balances in these accounts totaled $17.3 million and $7.1 million, respectively. The carrying amounts of the Restricted Investments approximate their fair values at December 31, 2011 and 2010.

South Jersey Industries, Inc.
Part II

LONG-TERM RECEIVABLES — SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources.  The terms of these loans call for customers to make monthly payments over a period of up to five years with no interest.  The carrying amounts of such loans were $11.7 million and $10.4 million as of December 31, 2011 and 2010, respectively. The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Contract Receivables on the consolidated balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $1.2 million as of both December 31, 2011 and 2010.  The annual amortization to interest is not material to the Company’s consolidated financial statements.   The carrying amounts of these receivables approximate their fair value at December 31, 2011 and 2010.

CREDIT RISK - As of December 31, 2011, approximately $16.5 million or 36.2% of current and noncurrent Derivatives–Energy Related Assets are with a single counterparty. This counterparty has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assigned to SJI in the event of default by the counterparty.

FINANCE OBLIGATION - During 2010, ACB Energy Partners LLC (ACB), a wholly-owned subsidiary of Energenic, of which Marina has a 50% equity interest, completed construction of a combined heat and power generating facility to serve, under an energy services agreement, a thermal plant owned by Marina. Construction period financing was provided by Marina. At December 31, 2010, due to its continuing involvement in the facility, Marina was considered the owner of the facility for accounting purposes. As a result, the Company included $20.2 million of costs to construct the facility within Nonutility Property, Plant and Equipment on the consolidated balance sheets as of December 31, 2010. In addition, during the first quarter 2011, the Company included an additional $3.3 million of costs to construct the facility, and recorded $23.5 million of repayments from ACB to Marina on the construction loan within the Finance Obligation on the consolidated balance sheets. The costs to construct the facility and the repayments of the construction loan are amortized over the term of the energy services agreement. As a result, the Company recorded $22.5 million, net of amortization, within Finance Obligation on the consolidated balance sheets at December 31, 2011.

OTHER FINANCIAL INSTRUMENTS – The carrying amounts of SJI’s other financial instruments approximate their fair values at December 31, 2011 and 2010.

8.	SEGMENTS OF BUSINESS:

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

Information about SJI’s operations in different reportable operating segments is presented below (in thousands):

	2011	2010	2009
Operating Revenues:
Gas Utility Operations	$412,449	$475,982	$484,376
Wholesale Energy Operations	68,370	88,729	97,475
Retail Energy Operations:
Retail Gas and Other Operations	100,977	114,536	109,414
Retail Electric Operations	206,422	207,576	113,606
On-Site Energy Production	39,919	38,138	37,031
Appliance Service Operations	17,056	19,735	18,900
Subtotal Retail Energy Operations	364,374	379,985	278,951
Corporate & Services	25,325	22,468	19,948
Subtotal	870,518	967,164	880,750
Intersegment Sales	(41,958)	(42,097)	(35,306)
Total Operating Revenues	$828,560	$925,067	$845,444

South Jersey Industries, Inc.
Part II

	2011	2010	2009
Operating Income (Loss):
Gas Utility Operations	$102,663	$90,700	$81,439
Wholesale Energy Operations	16,225	6,154	29,601
Retail Energy Operations:
Retail Gas and Other Operations	478	1,065	78
Retail Electric Operations	1,755	13,051	(7,459)
On-Site Energy Production	2,254	4,063	5,309
Appliance Service Operations	(1,539)	432	1,361
Subtotal Retail Energy Operations	2,948	18,611	(711)
Corporate and Services	(229)	1,027	781
Total Operating Income	$121,607	$116,492	$111,110

Depreciation and Amortization:
Gas Utility Operations	$41,959	$39,502	$34,507
Wholesale Energy Operations	253	252	304
Retail Energy Operations:
Retail Gas and Other Operations	33	35	21
On-Site Energy Production	4,527	3,920	3,804
Appliance Service Operations	322	344	306
Subtotal Retail Energy Operations	4,882	4,299	4,131
Corporate and Services	665	641	505
Total Depreciation and Amortization	$47,759	$44,694	$39,447

Interest Charges:
Gas Utility Operations	$18,922	$17,641	$16,442
Wholesale Energy Operations	54	94	339
Retail Energy Operations:
Retail Gas and Other Operations	186	172	16
On-Site Energy Production	5,436	3,898	1,928
Subtotal Retail Energy Operations	5,622	4,070	1,944
Corporate and Services	2,648	1,076	780
Subtotal	27,246	22,881	19,505
Intersegment Borrowings	(3,168)	(985)	(513)
Total Interest Charges	$24,078	$21,896	$18,992

Income Taxes:
Gas Utility Operations	$34,281	$29,676	$27,104
Wholesale Energy Operations	7,517	3,243	12,456
Retail Energy Operations:
Retail Gas and Other Operations	511	678	20
Retail Electric Operations	717	5,353	(3,064)
On-Site Energy Production	(22,258)	(10,635)	(3,138)
Appliance Service Operations	1,480	174	601
Subtotal Retail Energy Operations	(19,550)	(4,430)	(5,581)
Corporate and Services	254	322	323
Total Income Taxes	$22,502	$28,811	$34,302

South Jersey Industries, Inc.
Part II

	2011	2010	2009
Property Additions:
Gas Utility Operations	$141,918	$111,653	$110,694
Wholesale Energy Operations	83	682	27
Retail Energy Operations:
Retail Gas and Other Operations	22	31	16
On-Site Energy Production	57,093	50,427	9,760
Appliance Service Operations	254	141	577
Subtotal Retail Energy Operations	57,369	50,599	10,353
Corporate and Services	605	1,029	290
Total Property Additions	$199,975	$163,963	$121,364

	2011	2010
Identifiable Assets:
Gas Utility Operations	$1,615,723	$1,468,635
Wholesale Energy Operations	159,424	237,978
Retail Energy Operations:
Retail Gas and Other Operations	14,659	21,532
Retail Electric Operations	31,225	37,383
On-Site Energy Production	275,053	147,064
Appliance Service Operations	11,335	18,528
Subtotal Retail Energy Operations	332,272	224,507
Discontinued Operations	224	890
Corporate and Services	156,252	168,788
Intersegment Assets	(16,385)	(24,183)
Total Identifiable Assets	$2,247,510	$2,076,615

9.    LEASES:

The Company is considered to be the lessor of certain thermal energy generating property and equipment under an operating lease which expires in May 2027. As of December 31, 2011 and 2010 the carrying costs of this property and equipment under operating lease was $74.0 million and $73.6 million, respectively, (net of accumulated depreciation of $17.5 million and $15.0 million, respectively) and is included in Nonutility Property and Equipment in the consolidated balance sheets.

Minimum future rentals to be received on non-cancelable leases as of December 31, 2011 for each of the next five years and in the aggregate are (in thousands):

Year ended December 31,
2012	5,396
2013	5,396
2014	5,396
2015	5,396
2016	5,396
Thereafter	56,210
Total minimum future rentals	83,190

Minimum future rentals do not include additional amounts to be received based on actual use of the leased property.

South Jersey Industries, Inc.
Part II

10.	RATES AND REGULATORY ACTIONS:

BASE RATES - SJG is subject to the rules and regulations of the BPU.  Effective September 17, 2010, the BPU granted SJG a base rate increase of $42.1 million, which was predicated in part upon a 8.21% rate of return on rate base that included a 10.3% return on common equity. The $42.1 million includes $16.6 million of revenue previously recovered through the Conservation Incentive Program (CIP) and $6.8 million of revenues previously recovered through the Capital Investment Recovery Tracker (CIRT), resulting in incremental revenue of $18.7 million.  SJG was permitted to recover regulatory assets contained in its petition and defer certain federally mandated pipeline integrity management program costs for recovery in its next base rate case.  In addition, annual depreciation expense will be reduced by $1.2 million as a result of the amortization of excess cost of removal recoveries.  The BPU also authorized a Phase II of the base rate proceeding to review the costs of CIRT projects not rolled into rate base in the September 2010 settlement.

RATE MECHANISMS - SJG's tariff, a schedule detailing the terms, conditions and rate information applicable to the various types of natural gas service, as approved by the BPU, has several primary rate mechanisms as discussed in detail below:

Basic Gas Supply Service (BGSS) Clause - The BGSS price structure was approved by the BPU in January 2003, and allows SJG to recover all prudently incurred gas costs. BGSS charges to customers can be either monthly or periodic (annual). Monthly BGSS charges are applicable to large use customers and are referred to as monthly because the rate changes on a monthly basis pursuant to a BPU-approved formula based on commodity market prices. Periodic BGSS charges are applicable to lower usage customers, which include all of SJG's residential customers, and are evaluated at least annually by the BPU. However, to some extent, more frequent rate changes to the periodic BGSS are allowed. SJG collects gas costs from customers on a forecasted basis and defers periodic over/underrecoveries to the following BGSS year, which runs from October 1 though September 30. If SJG is in a net cumulative undercollected position, gas costs deferrals are reflected on the balance sheet as a regulatory asset. If SJG is in a net cumulative overcollected position, amounts due back to customers are reflected on the balance sheet as a regulatory liability. SJG pays interest on net overcollected BGSS balances at the rate of return on rate base utilized by the BPU to set rates in the last base rate proceeding.

Regulatory actions regarding the BGSS were as follows:

•	June 2009 - SJG made its annual BGSS filing to the BPU requesting a $54.7 million reduction, or 17.5% decrease, in gas cost recoveries in response to projected decreases in wholesale gas costs.

•	August 2009 - The BPU issued an Order finalizing the 2008-2009 provisional BGSS costs.

•	September 2009 - The BPU approved, on a provisional basis, SJG's request for a $54.7 million, or 17.5%, reduction in gas cost recoveries.

•	June 2010 - SJG made its annual BGSS filing to the BPU requesting a $38.0 million, or a 13.9%, reduction in gas cost recoveries in response to projected decreases in wholesale gas costs.

•	September 2010 - The BPU approved, on a provisional basis, SJG's request for a $38.0 million, or 13.9%, reduction in gas cost recoveries.

•	March 2011 - SJG credited the accounts of its periodic BGSS customers with refunds totaling $21.1 million due to gas costs that were lower than projected during the winter season.

•	June 2011 - SJG filed its annual BGSS filing with the BPU requesting a $10.6 million, or 2.9%, reduction in rates commencing on October 1, 2011.

•
September 2011 - The BPU issued an Order finalizing the 2010-2011 provisional BGSS rate and approved, on a provisional basis, SJG's request for a $10.6 million or 2.9% reduction in gas cost recoveries.

•	December 2011 - SJG credited the accounts of its periodic BGSS customers with refunds totaling $18.7 million due to gas costs that were lower than projections.

Conservation Incentive Program (CIP) - The primary purpose of the CIP is to promote conservation efforts, without negatively impacting financial stability and to base SJG's profit margin on the number of customers rather than the amount of natural gas distributed to customers. In October 2006, the BPU approved SJG's CIP as a three year pilot program. In January 2010, the BPU approved an extension of this program through September 2013.  Each CIP year begins October 1 and ends September 30 of the subsequent year. On a monthly basis during the CIP year, SJG records adjustments to earnings based on weather and customer usage factors, as incurred. Subsequent to each year, SJG will make filings with the BPU to review and approve amounts recorded under the CIP. BPU approved cash inflows or outflows generally will not begin until the next CIP year.

Regulatory actions regarding the CIP were as follows:

South Jersey Industries, Inc.
Part II

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

•
June 2010 - SJG made its annual CIP filing to the BPU requesting recovery of $20.0 million which included a $14.4 million non-weather related recovery and $5.6 million which was weather related.  The BGSS savings to be applied as an offset to the non-weather related recovery totaled $8.9 million.  As a result, SJG will carry forward $5.5 million to be recovered from customers in the next CIP year.

•	September 2010 - The BPU approved, on a provisional basis, the recovery of CIP revenue of $14.5 million.

•
June 2011 - SJG made its annual CIP filing to the BPU requesting recovery of $2.5 million, which includes a $2.7 million credit to customers for the current 2011-2012 CIP year and prior year carryovers of $5.2 million. The CIP credit of $2.7 million, includes $1.3 million non-weather related credits and $1.4 million weather related credits.

•
September 2011 - The BPU issued an Order finalizing the 2010-2011 provisional CIP rates and also approved, on a provisional basis, the 2011-2012 CIP rates filed in June 2011, effective October 1, 2011.

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

Regulatory actions regarding the CIRT were as follows:

•	January 2009 - SJG filed a petition with the BPU for approval of an accelerated infrastructure investment program and associated rate tracker as discussed above.

•	April 2009 - The BPU approved SJG's petition for the CIRT, including a first year estimated capital expenditure level of $70.5 million and estimated revenue of $3.2 million.

•	November 2009 - SJG made its annual CIRT filing, requesting $10.6 million in additional revenue.

•	December 2009 - The BPU approved, on a provisional basis, recovery of an additional $9.9 million in CIRT revenue.

•
September 2010 - The BPU authorized $81.3 million of CIRT-related expenditures to be rolled into rate base and also authorized that the remaining balance of CIRT-related expenditures continue to be recovered.  These remaining expenditures will be reviewed and rolled into rate base during Phase II of the base rate case in 2011.

•	October 2010 - SJG made its annual CIRT filing, requesting approval to earn a return of, and a return on, $150.0 million in additional CIRT-related expenditures during 2011, 2012 and 2013.

•
March 2011 - The BPU approved a CIRT II program allowing SJG to accelerate an additional $60.3 million of capital spending into 2011 and 2012. Under CIRT II, SJG will continue to earn a return of, and return on, investment as the capital is spent, as it did under the original CIRT.

•
June 2011 - SJG filed a petition with the BPU requesting the recovery of a portion of CIRT II investments via a roll-in to rate base, and requested to increase the base rates by 0.5% effective October 1, 2011. This petition is currently pending.

•
October 2011 - SJG filed a petition with the BPU requesting to modify and extend the CIRT II program. The petition requested an additional incremental investment of $40.0 million in 2012 and $50.0 million in 2013. This petition is currently pending.

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

Regulatory actions regarding the EET were as follows:

South Jersey Industries, Inc.
Part II

•	January 2009 - SJG filed a petition with the BPU for approval of an energy efficiency program as noted above, with a projected 2009 revenue of $1.7 million.

•	July 2009 - The BPU approved SJG's petition for the EET with a revenue recovery of $1.3 million.

•	July 2010 - SJG filed a petition with the BPU requesting a reallocation of investment dollars between the EET programs to fund the more popular programs.

•	November 2010 - SJG filed a petition with the BPU requesting a one year extension of the program.

•	January 2011 - SJG's request to reallocate investment dollars between the programs and a one year extension was approved by the BPU.

•	June 2011 - SJG filed its annual 2011-2012 petition requesting approval of the $5.8 million increase in EET recovery. This petition is currently pending.

•	October 2011 - SJG filed a petition requesting a modification of the EET with regards to the Combined Heat and Power (CHP) program. The BPU approved this petition in February 2012.

Societal Benefits Clause (SBC) - The SBC allows SJG to recover costs related to several BPU-mandated programs. Within the SBC are a Remediation Adjustment Clause (RAC), a New Jersey Clean Energy Program (NJCEP), a Universal Service Fund (USF) program and a Consumer Education Program (CEP).

Regulatory actions regarding the SBC, with the exception of USF which requires separate regulatory filings, were as follows:

•	January 2009 - SJG made its annual 2008-2009 SBC filing requesting a $7.9 million increase in SBC recoveries.

•	August 2009 - SJG made its annual 2009-2010 SBC filing, requesting a $15.5 million increase in SBC recoveries.

•	September 2010 - SJG made its annual 2010-2011 SBC Filing, requesting a $21.5 million increase in SBC recoveries. This petition is pending.

•	July 2011 - SJG made its annual 2011-2012 SBC filing requesting a $31.3 million increase in SBC recoveries. This petition is pending.

•	September 2011 - The BPU finalized rates for the 2008-2009 and 2009-2010 SBC petitions.

Remediation Adjustment Clause (RAC) - The RAC recovers environmental remediation costs of 12 former gas manufacturing plants (See Note 15). The BPU allows SJG to recover such costs over seven year amortization periods. The net between the amounts actually spent and amounts recovered from customers is recorded as a regulatory asset, Environmental Remediation Cost Expended - Net. Note that RAC activity affects revenue and cash flows but does not directly affect earnings because of the cost recovery over seven year amortization periods. As of December 31, 2011 and 2010, SJG reflected the unamortized remediation costs of $45.8 million and $39.1 million, respectively, on the consolidated balance sheets under Regulatory Assets (See Note 11). Since implementing the RAC in 1992, SJG has recovered $58.6 million through rates as of December 31, 2011.

New Jersey Clean Energy Program (NJCEP) - This mechanism recovers costs associated with SJG's energy efficiency and renewable energy programs.  In August 2008, the BPU approved the statewide funding of the NJCEP of $1.2 billion for the years 2009 through 2012.  Of this amount SJG will be responsible for approximately $41.5 million over the four-year period.  NJCEP adjustments affect revenue and cash flows but do not directly affect earnings as related costs are deferred and recovered through rates on an on-going basis.

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

Separate regulatory actions regarding the USF were as follows:

•
June 2009 - SJG made its annual USF filing, along with the state's other electric and gas utilities, proposing to decrease annual statewide gas revenues by $39.1 million.  This proposal was designed to decrease SJG's annual USF revenue by $4.9 million.

South Jersey Industries, Inc.
Part II

•
October 2009 - The BPU approved the statewide budget of $60.1 million for all of the State's gas utilities.  SJG's portion of this total is approximately $5.1 million and decreased rates were implemented effective October 12, 2009 resulting in a $4.1 million decrease to SJG's annual USF recoveries.

•
July 2010 - SJG made its annual USF filing, along with the state's other electric and gas utilities, proposing to increase annual statewide gas revenues by $3.4 million.  This proposal was designed to increase SJG's annual USF revenue by $0.4 million.

•	August 2010 - SJG updated its July 2010 filing to reflect actual data through June 2010.

•
October 2010 - The BPU approved the statewide budget of $64.8 million for all of the State's gas utilities.  SJG's portion of the total is approximately $6.6 million and increased rates were implemented effective November 1, 2010 resulting in a $0.4 million increase to SJG's annual USF recoveries.

•
June 2011 - SJG made its annual USF filing, along with the state's other electric and gas utilities, proposing to decrease annual statewide gas revenues by $9.3 million. This proposal was designed to decrease SJG's annual USF revenue by $0.8 million.

•
October 2011 - The BPU approved the statewide budget of $57.4 million for all of the State's gas utilities. SJG's portion of the total is approximately $5.4 million, which decreased rates effective November 1, 2011, resulting in a $0.5 million decrease to SJG's annual USF recoveries.

Other Regulatory Matters -

Unbundling - Effective January 10, 2000, the BPU approved full unbundling of SJG's system. This allows all natural gas consumers to select their natural gas commodity supplier. As of December 31, 2011, 35,880 of SJG's residential customers were purchasing their gas commodity from someone other than SJG. Customers choosing to purchase natural gas from providers other than the utility are charged for the cost of gas by the marketer. The resulting decrease in utility revenues is offset by a corresponding decrease in gas costs. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income or financial condition. The BPU continues to allow for full recovery of prudently incurred natural gas costs through the BGSS. Unbundling did not change the fact that SJG still recovers cost of service, including certain deferred costs, through base rates.

Pipeline Integrity - In October 2005, SJG filed a petition with the BPU to implement a Pipeline Integrity Management Tracker (Tracker). The purpose of this Tracker was to recover incremental costs to be incurred by SJG as a result of new federal regulations, which are aimed at enhancing public safety and reliability. The regulations require that utilities use a comprehensive analysis to assess, evaluate, repair and validate the integrity of certain transmission lines in the event of a leak or failure. As part of SJG's September 2010 base rate increase, SJG was permitted to recover previously deferred pipeline integrity costs incurred through September 2010.  In addition, SJG is authorized to defer future program costs, and related carrying costs, for recovery in the next base rate proceeding, subject to review by the BPU.  Accordingly, SJG withdrew its petition for the Pipeline Integrity Management Tracker.  As of December 31, 2011 and 2010, deferred pipeline integrity costs totaled $1.2 million and $1.7 million, respectively, and are included in other regulatory assets.

Filings and petitions described above are still pending unless otherwise indicated.

11.	REGULATORY ASSETS & REGULATORY LIABILITIES:

The discussion under Note 10, Rates and Regulatory Actions, is integral to the following explanations of specific regulatory assets and liabilities.

Regulatory Assets consisted of the following items (in thousands):

South Jersey Industries, Inc.
Part II

	December 31, 2011	December 31, 2010
Environmental Remediation Costs:
Expended - Net	$45,815	$39,056
Liability for Future Expenditures	89,984	87,393
Income Taxes - Flowthrough Depreciation	—	774
Deferred Asset Retirement Obligation Costs	25,162	24,247
Deferred Pension and Other Postretirement Benefit Costs	88,624	69,017
Deferred Gas Costs - Net	22,441	—
Conservation Incentive Program Receivable	13,580	12,291
Societal Benefit Costs Receivable	8,618	4,216
Premium for Early Retirement of Debt	537	699
Deferred Interest Rate Contracts	8,146	3,150
Other Regulatory Assets	12,314	7,570

Total Regulatory Assets	$315,221	$248,413

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

Income Taxes - Flowthrough Depreciation - This regulatory asset was created upon the adoption of FASB ASC Topic 740 “Income Taxes” in 1993. The amount represents unamortized excess tax depreciation over book depreciation on utility plant because of temporary differences for which, prior to adoption, deferred taxes previously were not provided. SJG previously passed these tax benefits through to ratepayers and recovered the amortization of the regulatory asset through rates until 2011.

Deferred Asset Retirement Obligation Costs - This regulatory asset was created with the adoption of FASB ASC Topic 440 “Commitments” in 2005. This resulted in the recording of ARO and additional utility plant, primarily related to a legal obligation SJG has for certain safety requirements upon the retirement of its gas distribution and transmission system. SJG recovers asset retirement costs through rates charged to customers. All related accumulated accretion and depreciation amounts for these ARO represent timing differences in the recognition of retirement costs that SJG is currently recovering in rates and, as such, SJG is deferring such differences as regulatory assets.

Deferred Gas Costs and Deferred Revenues - Net - Over/under collections of gas costs are monitored through SJG’s BGSS clause.  Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability.  Derivative contracts used to hedge SJG's natural gas purchases are also included in the BGSS, subject to BPU approval.  The change in the BGSS from a $20.2 million regulatory liability at December 31, 2010 to a $22.4 million regulatory asset at December 31, 2011 was primarily due to the BGSS refund to customers discussed above in Note 10.

South Jersey Industries, Inc.
Part II

Deferred Pension and Other Postretirement Benefit Costs - The BPU authorized SJG to recover costs related to postretirement benefits under the accrual method of accounting consistent with GAAP.  SJG deferred amounts accrued prior to that authorization and are amortizing them as allowed by the BPU over 15 years through 2012. The unamortized balance was $0.4 million at December 31, 2011. Upon the adoption of FASB ASC Topic 715 “Compensation - Retirement Benefits” in 2006, SJG's regulatory asset was increased by $37.1 million representing the recognition of underfunded positions of SJG's pension and other postretirement benefit plans.  Subsequent adjustments to this balance occur annually to reflect changes in the funded positions of these benefit plans caused by changes in actual plan experience as well as assumptions of future experience (See Note 12).

Conservation Incentive Program Receivable - The impact of the CIP is recorded as an adjustment to earnings as incurred. The first year of cash recovery under the CIP began October 2007.

Societal Benefit Costs Receivable - At both December 31, 2011 and 2010, this regulatory asset primarily represents cumulative costs less recoveries under the USF program.

Premium for Early Retirement of Debt - At December 31, 2011, this regulatory asset represents unamortized debt issuance costs related to long-term debt refinancings and a call premium of $0.2 million associated with the retirement of debt, all occurring in 2005 and 2004. Unamortized debt issuance costs are being amortized over the term of the new debt issue pursuant to regulatory approval by the BPU. As part of our September 2010 base rate increase, the call premium was transferred to unamortized debt issuance costs and is being amortized over the term of the new debt issue.

Deferred Interest Rate Contracts - These amounts represent the market value of interest rate derivatives as discussed further in Note 16.

Other Regulatory Assets - Some of the assets included in Other Regulatory Assets are currently being recovered from ratepayers as approved by the BPU. Management believes the remaining deferred costs are probable of recovery from ratepayers through future utility rates.

Regulatory Liabilities consisted of the following items (in thousands):

	December 31, 2011	December 31, 2010
Excess Plant Removal Costs	$47,230	$48,409
Deferred Revenues - Net	—	20,179
Other Regulatory Liabilities	1,081	660

Total Regulatory Liabilities	$48,311	$69,248

Excess Plant Removal Costs - Represents amounts accrued in excess of actual utility plant removal costs incurred to date.  As part of our September 2010 base rate increase, we are required to start amortizing approximately $1.2 million of this balance to depreciation expense each year.

Deferred Revenues - Net - See previous discussion under “Deferred Gas Costs - Net.”

Other Regulatory Liabilities - All other regulatory liabilities are subject to being returned to ratepayers in future rate proceedings.

South Jersey Industries, Inc.
Part II

12.	PENSION AND OTHER POSTRETIREMENT BENEFITS:

SJI has several defined benefit pension plans and other postretirement benefit plans. The pension plans provide annuity payments to the majority of full-time, regular employees upon retirement. Participation in the Company's qualified defined benefit pension plans was closed to new employees beginning in 2003; however, employees who are not eligible for these pension plans are eligible to receive an enhanced version of SJI's defined contribution plan. Certain SJI officers also participate in a non-funded supplemental executive retirement plan (SERP), a non-qualified defined benefit pension plan. The other postretirement benefit plans provide health care and life insurance benefits to some retirees.

Net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits
	2011	2010	2009
Service Cost	$3,918	$3,426	$3,225
Interest Cost	9,524	9,197	8,694
Expected Return on Plan Assets	(9,367)	(8,402)	(7,553)
Amortizations:
Prior Service Cost	267	280	278
Actuarial Loss	5,440	4,751	5,405
Net Periodic Benefit Cost	9,782	9,252	10,049
ERIP Costs	102	—	—
Capitalized Benefit Costs	(3,661)	(3,445)	(3,798)
Total Net Periodic Benefit Expense	$6,223	$5,807	$6,251

	Other Postretirement Benefits
	2011	2010	2009
Service Cost	$996	$920	$893
Interest Cost	3,201	3,267	3,208
Expected Return on Plan Assets	(2,248)	(1,937)	(1,551)
Amortizations:
Prior Service Credits	(355)	(355)	(355)
Actuarial Loss	1,654	1,495	1,896
Net Periodic Benefit Cost	3,248	3,390	4,091
Capitalized Benefit Costs	(1,222)	(1,295)	(1,676)
Total Net Periodic Benefit Expense	$2,026	$2,095	$2,415

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

Details of the activity within the Regulatory Asset and Accumulated Other Comprehensive Loss associated with Pension and Other Postretirement Benefits are as follows (in thousands):

South Jersey Industries, Inc.
Part II

	Regulatory Assets		Accumulated Other Comprehensive Loss (pre-tax)
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Balance at January 1, 2010	$48,064	$21,994	$19,034	$2,398

Amounts Arising during the Period:
Net Actuarial Loss	2,300	167	6,569	818
Amounts Amortized to Net Periodic Costs:
Net Actuarial Loss	(2,935)	(1,351)	(1,793)	(144)
Prior Service (Cost) Credit	(232)	254	(47)	94

Balance at December 31, 2010	47,197	21,064	23,763	3,166

Amounts Arising during the Period:
Net Actuarial (Gain) Loss	17,861	6,060	10,436	1,567
Prior Service (Cost) Credit	—	524	—	104
Amounts Amortized to Net Periodic Costs:
Net Actuarial Loss	(3,028)	(1,467)	(2,386)	(186)
Prior Service (Cost) Credit	(219)	254	(47)	94

Balance at December 31, 2011	$61,811	$26,435	$31,766	$4,745

The estimated costs that will be amortized from Regulatory Assets into net periodic benefit costs in 2012 are as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
Prior Service Costs (Credits)	$203	$(195)
Net Actuarial Loss	$4,369	$1,690

The estimated costs that will be amortized from Accumulated Other Comprehensive Loss into net periodic benefit costs in 2012 are as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
Prior Service Costs (Credits)	$47	$(89)
Net Actuarial Loss	$3,241	$314

A reconciliation of the plans' benefit obligations, fair value of plan assets, funded status and amounts recognized in SJI's consolidated balance sheets follows (in thousands):

South Jersey Industries, Inc.
Part II

	Pension Benefits		Other Postretirement Benefits

	2011	2010	2011	2010
Change in Benefit Obligations:
Benefit Obligation at Beginning of Year	$167,500	$149,008	$58,465	$56,138
Service Cost	3,918	3,426	996	920
Interest Cost	9,524	$9,197	3,201	3,267
Actuarial Loss	22,162	13,777	5,018	2,567
Retiree Contributions	—	—	370	185
Plan Amendments	102	—	631	—
Benefits Paid	(8,216)	(7,908)	(4,230)	(4,612)
Benefit Obligation at End of Year	$194,990	$167,500	$64,451	$58,465

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$120,600	$105,898	$32,119	$28,489
Actual Return on Plan Assets	3,114	13,380	(373)	3,630
Employer Contributions	1,220	9,230	4,010	4,427
Retiree Contributions	—	—	370	185
Benefits Paid	(8,216)	(7,908)	(4,230)	(4,612)
Fair Value of Plan Assets at End of Year	$116,718	$120,600	$31,896	$32,119

Funded Status at End of Year:	$(78,272)	$(46,900)	$(32,555)	$(26,346)
Amounts Related to Unconsolidated Affiliate	245	105	286	249
Accrued Net Benefit Cost at End of Year	$(78,027)	$(46,795)	$(32,269)	$(26,097)

Amounts Recognized in the Statement of Financial Position Consist of:
Current Liabilities	$(1,275)	$(1,217)	$—	$—
Noncurrent Liabilities	(76,752)	(45,578)	(32,269)	(26,097)
Net Amount Recognized at End of Year	$(78,027)	$(46,795)	$(32,269)	$(26,097)

Amounts Recognized in Regulatory Assets Consist of:
Prior Service Costs (Credit)	$1,049	$1,268	$563	$(215)
Net Actuarial Loss	60,762	45,929	25,872	21,279
	$61,811	$47,197	$26,435	$21,064

Amounts Recognized in Accumulated Other Comprehensive Loss Consist of (pre-tax):
Prior Service Costs (Credit)	$153	$200	$(14)	$(212)
Net Actuarial Loss	31,613	23,563	4,759	3,378
	$31,766	$23,763	$4,745	$3,166

The projected benefit obligation (PBO) and accumulated benefit obligation (ABO) of SJI's qualified employee pension plans were $163.1 million and $147.3 million, respectively, as of December 31, 2011, and $142.4 million and $128.8 million, respectively, as of December 31, 2010.  The ABO of these plans exceeded the value of the plan assets as of December 31, 2011 and 2010.  The value of these assets can be seen in the table above. The PBO and ABO for SJI's non-funded SERP were $31.9 million and $29.6 million, respectively, as of December 31, 2011, and $25.1 million and $24.7 million, respectively, as of December 31, 2010. The SERP is reflected in the tables above and has no assets.

South Jersey Industries, Inc.
Part II

The weighted-average assumptions used to determine benefit obligations at December 31 were:

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
Discount Rate	5.03%	5.78%	4.92%	5.55%
Rate of Compensation Increase	3.25%	3.25%	3.25%	3.25%

The weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 were:

	Pension Benefits			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Discount Rate	5.78%	6.22%	6.24%	5.55%	6.22%	6.24%
Expected Long-Term Return on Plan Assets	8.00%	7.75%	8.25%	7.00%	6.80%	6.80%
Rate of Compensation Increase	3.25%	3.60%	3.60%	3.25%	3.60%	3.60%

All obligations disclosed herein reflect the use of the RP 2000 mortality tables.

The discount rates used to determine the benefit obligations at December 31, 2011 and 2010, which are used to determine the net periodic benefit cost for the subsequent year, were based on a portfolio model of high-quality instruments with maturities that match the expected benefit payments under our pension and other postretirement benefit plans.

The expected long-term return on plan assets (“return”) has been determined by applying long-term capital market projections provided by our pension plan Trustee to the asset allocation guidelines, as defined in the Company's investment policy, to arrive at a weighted average return.  For certain other equity securities held by an investment manager outside of the control of the Trustee, the return has been determined based on historic performance in combination with long-term expectations.  The return for the other postretirement benefits plan is determined in the same manner as discussed above; however, the expected return is reduced based on the taxable nature of the underlying trusts.

The assumed health care cost trend rates at December 31 were:

	2011	2010
Medical Care and Drug Cost Trend Rate Assumed for Next Year	7.50%	8.25%
Dental Care Cost Trend Rate Assumed for Next Year	4.75%	4.75%
Rate to which Cost Trend Rates are Assumed to Decline (the Ultimate Trend Rate)	4.75%	4.75%
Year that the Rate Reaches the Ultimate Trend Rate	2019	2019

Assumed health care cost trend rates have a significant effect on the amounts reported for SJI's postretirement health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on the Total of Service and Interest Cost	$254	$(181)
Effect on Postretirement Benefit Obligation	$3,041	$(2,657)

South Jersey Industries, Inc.
Part II

PLAN ASSETS - The Company's overall investment strategy for pension plan assets is to achieve a diversification by asset class, style of manager, and sector and industry limits to achieve investment results that match the actuarially assumed rate of return, while preserving the inflation adjusted value of the plans.  The Company has implemented this diversification strategy primarily with commingled common/collective trust funds.  The target allocations for pension plan assets are 35-46 percent U.S. equity securities, 12-18 percent international equity securities, 31-43 percent fixed income investments, and 2-17 percent to all other types of investments.  Equity securities include investments in commingled common/collective trust funds as well as large-cap and mid-cap companies.  Fixed income securities include commingled common/collective trust funds, group annuity contracts for pension payments, and hedge funds.  Other types of investments include investments in private equity funds and real estate funds that follow several different strategies.

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

SJI evaluated its pension and other postretirement benefit plans' asset portfolios for the existence of significant concentrations of credit risk as of December 31, 2011.  Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country, and individual fund.  As of December 31, 2011, there were no significant concentrations (defined as greater than 10 percent of plan assets) of risk in SJI's pension and other postretirement benefit plan assets.

GAAP establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques.  This hierarchy groups assets into three distinct levels, as fully described in Note 17, that will serve as the basis for presentation throughout the remainder of this Note.

The fair values of SJI's pension plan assets at December 31, 2011 and 2010 by asset category are as follows (in thousands):

Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2011
Cash / Cash Equivalents:
Common/Collective Trust Funds (a)	$685	$—	$685	$—
STIF-Type Instrument (b)	1,036	—	1,036	—
Equity securities:
Common/Collective Trust Funds - U.S. (a)	32,957	—	32,957	—
Common/Collective Trust Funds - International (a)	16,263		16,263
U.S. Large-Cap (c)	6,840	6,840	—	—
U.S. Mid-Cap (c)	6,097	6,097	—	—
International (c)	2,137	2,137	—	—
Fixed Income:
Common/Collective Trust Funds (a)	29,757	—	29,757	—
Guaranteed Insurance Contract (d)	12,274	—	—	12,274
Other types of investments:
Private Equity Fund (f)	3,212	—	—	3,212
Common/Collective Trust Fund - Real Estate (g)	5,460	—	—	5,460
Total	$116,718	$15,074	$80,698	$20,946

South Jersey Industries, Inc.
Part II

Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2010
Cash / Cash Equivalents:
Common/Collective Trust Funds (a)	$465	$—	$465	$—
STIF-Type Instrument (b)	1,073	—	1,073	—
Equity securities:
Common/Collective Trust Funds - U.S. (a)	35,717	—	35,717	—
Common/Collective Trust Funds - International (a)	19,361	—	19,361	—
U.S. Large-Cap (c)	6,338	6,338	—	—
U.S. Mid-Cap (c)	6,104	6,104	—	—
International (c)	1,403	1,403	—	—
Fixed Income:
Common/Collective Trust Funds (a)	29,678	—	29,678	—
Guaranteed Insurance Contract (d)	12,561	—	—	12,561
Hedge Funds (e)	124			124
Other types of investments:
Private Equity Fund (f)	3,152	—	—	3,152
Common/Collective Trust Fund - Real Estate (g)	4,624	—	—	4,624
Total	$120,600	$13,845	$86,294	$20,461

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

(d)
This category represents SJI's Group Annuity contracts with a nationally recognized life insurance company.  The contracts are the assets of the plan, while the underlying assets of the contracts are owned by the contract holder.  Valuation is based on a formula and calculation specified within the contract.  Since the valuation is based on the reporting enity's own assumptions, these contracts are classified as Level 3 investments.

(e)
This category represents a collection of underlying funds which are all domiciled outside of the United States.  Most of the underlying fund managers are based in the U.S.; however, they do not necessarily trade only in U.S. markets.   It is important to note that the SJI Pension Funds completed the divestiture of investments from this fund of funds during 2011.  The fair value of these funds is determined by the underlying fund's general partner or manager. These funds are classified as Level 3 investments.

(f)
This category represents a limited partnership which includes several investments in U.S. leveraged buyout, venture capital, and special situation funds.  Fund valuations are reported on a 90 day lag and, therefore, the value reported herein represents the market value as of September 30, 2011 and 2010, respectively.  The fund's investments are stated at fair value, which is generally based on the valuations provided by the general partners or managers of such investments.  Fund investments are illiquid and resale is restricted.  These funds are classified as Level 3 investments.

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

South Jersey Industries, Inc.
Part II

Fair Value Measurement Using Significant
Unobservable Inputs (Level 3)
(In thousands)

	Guaranteed		Private
	Insurance	Hedge	Equity	Real
	Contract	Funds	Funds	Estate	Total

Balance at January 1, 2010	$11,677	$1,101	$2,704	$4,407	$19,889
Actual return on plan assets:
Relating to assets still held at the reporting date	2,077	(289)	440	217	2,445
Relating to assets sold during the period	14	(266)	—	—	(252)
Purchases, Sales and Settlements	(1,207)	(422)	8	—	(1,621)
Balance at December 31, 2010	12,561	124	3,152	4,624	20,461
Actual return on plan assets:
Relating to assets still held at the reporting date	834	—	388	836	2,058
Relating to assets sold during the period	7	(2)	—	—	5
Purchases, Sales and Settlements	(1,128)	(122)	(328)	—	(1,578)
Balance at December 31, 2011	$12,274	$—	$3,212	$5,460	$20,946

As with the pension plan assets, the Company's overall investment strategy for post-retirement benefit plan assets is to achieve a diversification by asset class, style of manager, and sector and industry limits to achieve investment results that match the actuarially assumed rate of return, while preserving the inflation adjusted value of the plans.  The Company has implemented this diversification strategy with a mix of common/collective trust funds and mutual funds.  The target allocations for post-retirement benefit plan assets are 38 percent U.S. equity securities, 25 percent international equity securities, and 37 percent fixed income investments.  Equity securities include investments in large-cap, mid-cap and small-cap companies.  Fixed income securities within the common/collective trust fund include primarily investment grade, U.S. Government and mortgage-backed financial instruments.

The fair values of SJI's other postretirement benefit plan assets at December 31, 2011 and 2010 by asset category are as follows (in thousands):

South Jersey Industries, Inc.
Part II

Asset Category	Total	Level 1	Level 2		Level 3
As of December 31, 2011:
Equity Securities:
Common/Collective Trust Funds - U.S. (a)	$9,886	$—	$9,886		$—
Common/Collective Trust Funds - International (a)	6,104	—	6,104		—
Mutual Fund - U.S. Large-Cap (b)	2,021	2,021	—		—
Mutual Fund - International (b)	842	842	—		—
Fixed Income:
Corporate Bonds (a)	13,043	—	13,043		—
Total	$31,896	$2,863	$29,033		$—

Asset Category	Total	Level 1	Level 2		Level 3
As of December 31, 2010:
Equity Securities:
U.S. Large-Cap (b)	$11,589	$11,589	$—		$—
U.S. Mid & Small-Cap (b)	4,498	4,498	—		—
International (b)	4,632	4,632			—
Fixed Income:
Corporate Bonds (b)	11,400	11,400	—	—	—
Total	$32,119	$32,119	$—		$—

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

(b)
This category represents mutual fund investments. The mutual funds are actively traded on exchanges and price quotes for the shares are readily available. These mutual funds are classified as Level 1 investments.

FUTURE BENEFIT PAYMENTS - The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years (in thousands):

	Pension Benefits	Other Postretirement Benefits
2012	$8,482	$4,492
2013	$8,703	$4,569
2014	$9,010	$4,513
2015	$9,599	$4,604
2016	$10,007	$4,719
2017- 2021	$62,949	$25,195

CONTRIBUTIONS - No contributions were made to the pension plans during the year ended December 31, 2011; however, SJI contributed $25.0 million to the plans in January 2012.  Payments related to the unfunded SERP plan are expected to approximate $1.3 million in 2012. SJG also has a regulatory obligation to contribute approximately $3.6 million annually to its other postretirement benefit plans’ trusts, less costs incurred directly by SJG.

DEFINED CONTRIBUTION PLAN - SJI offers an Employees' Retirement Savings Plan (Savings Plan) to eligible employees.  For employees eligible for participation in SJI's defined benefit pension plan, SJI matches 50% of participants' contributions up to 6% of base compensation. For employees who are not eligible for participation in SJI's defined benefit pension plans, SJI matches 50% of participants' contributions up to 8% of base compensation. Employees not eligible for the pension plans also receive a year-end contribution of $1,000, if 10 or fewer years of service, or $1,500, if more than 10 years of service. The amount expensed and contributed for the matching provision of the Savings Plan approximated $1.5 million, $1.3 million, and $1.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

South Jersey Industries, Inc.
Part II

13.	UNUSED LINES OF CREDIT:

Credit facilities and available liquidity as of December 31, 2011 were as follows (in thousands):

Company	Total Facility	Usage	Available Liquidity	Expiration Date
SJG:
Commercial Paper Program/Revolving Credit Facility	$200,000	$126,600	$73,400	May 2015
Uncommitted Bank Lines	20,000	—	20,000	Various

Total SJG	220,000	126,600	93,400

SJI:

Revolving Credit Facility	300,000	247,808	52,192	April 2015 (A)
Term Line of Credit	30,000	30,000	—	November 2013

Total SJI	330,000	277,808	52,192

Total	$550,000	$404,408	$145,592

(A) Includes letters of credit outstanding in the amount of $83.0 million.

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary, the SJI facilities can also be used to support SJG’s liquidity needs. Borrowings under these credit facilities are at market rates. The weighted average interest rate on these borrowings, which changes daily, was 1.12%, 0.99% and 0.77% at December 31, 2011, 2010 and 2009, respectively. Average borrowings outstanding under these credit facilities during the years ended December 31, 2011 and 2010 were $156.9 million and $110.1 million, respectively. The maximum amounts outstanding under these credit facilities during the years ended December 31, 2011 and 2010 were $337.5 million and $317.5 million, respectively.

New revolving credit facilities were established by SJI and SJG in April 2011 and May 2011, respectively. The SJI facility is a $300.0 million four-year facility provided by a syndicate of banks. The SJG facility is a $200.0 million, four-year facility, provided by the same syndicate of banks. Each facility contains one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreements) to not more than 0.65 to 1, measured at the end of each fiscal quarter. SJI and SJG were in compliance with these covenants as of December 31, 2011. These facilities replaced SJI’s $200.0 million revolving credit facility and SJG’s $100.0 million revolving credit facility and $40.0 million committed line of credit, all of which would otherwise have expired in August of 2011. The letters of credit that provide liquidity support for the variable-rate revenue bonds issued by Marina are now issued under SJI’s new revolving credit facility that expires in 2015. Consequently, these bonds, which were included in the current portion of long-term debt as of December 31, 2010, are now included in long-term debt as of December 31, 2011.

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

South Jersey Industries, Inc.
Part II

14.	LONG-TERM DEBT:

Outstanding Long-Term Debt at December 31 consisted of the following:

		2011	2010
Long-Term Debt (A):
South Jersey Gas Company:
First Mortgage Bonds: (B)

6.74%	Series due 2011 (C)	$—	$10,000
6.57%	Series due 2011 (C)	—	15,000
4.46%	Series due 2013	10,500	10,500
5.027%	Series due 2013	14,500	14,500
4.52%	Series due 2014	11,000	11,000
5.115%	Series due 2014	10,000	10,000
5.387%	Series due 2015	10,000	10,000
5.437%	Series due 2016	10,000	10,000
4.6%	Series due 2016	17,000	17,000
4.657%	Series due 2017	15,000	15,000
7.97%	Series due 2018	10,000	10,000
7.125%	Series due 2018	20,000	20,000
5.587%	Series due 2019	10,000	10,000
3.63%	Series due 2025	10,000	10,000
4.84%	Series due 2026	15,000	15,000
4.93%	Series due 2026	45,000	45,000
4.03%	Series due 2027	45,000	45,000
7.7%	Series due 2027 (F)	35,000	35,000
5.55%	Series due 2033	32,000	32,000
6.213%	Series due 2034	10,000	10,000
5.45%	Series due 2035	10,000	10,000

Series A 2006 Bonds at variable rates due 2036 (D)		25,000	25,000

Marina Energy LLC: (E)
Series A 2001 Bonds at variable rates due 2031		20,000	20,000
Series B 2001 Bonds at variable rates due 2021		25,000	25,000
Series A 2006 Bonds at variable rates due 2036		16,400	16,400

Total Long-Term Debt Outstanding		426,400	451,400
Less Current Maturities		(2,187)	(111,400)

Total Long-Term Debt		$424,213	$340,000

(A)	Long-term debt maturities and sinking funds requirements for the succeeding five years are as follows (in thousands): 2012, $2,187; 2013, $27,188; 2014, $23,187; 2015, $13,096, 2016, $30,097.

(B)	The First Mortgage dated October 1, 1947, as supplemented, securing the First Mortgage Bonds constitutes a direct first mortgage lien on substantially all utility plant.

(C)	In 2011, SJG retired its 6.74% and 6.57% Medium Term Notes, at par.

South Jersey Industries, Inc.
Part II

(D)
These variable rate demand bonds bear interest at a floating rate that resets weekly. The interest rate as of December 31, 2011 was 0.12%. Liquidity support on these bonds was provided by a letter of credit from a commercial bank that would have expired in August 2011, and as such, these bonds were included in the current portion of long-term debt as of December 31, 2010. Liquidity support is now provided under a separate letter of credit facility that expires in August, 2015. Consequently, these bonds are now included in long-term debt as of December 31, 2011. These bonds contain no financial covenants.

(E)
Marina has issued $61.4 million of unsecured variable-rate revenue bonds through the New Jersey Economic Development Authority (NJEDA). The variable rates at December 31, 2011 for the Series A 2001, Series B 2001, and Series A 2006 bonds were 0.18%, 0.27% and 0.18% respectively. The interest rate on all but $27.1 million of the bonds has been effectively fixed via interest rate swaps at 4.41% until January 2026.  These bonds contain no financial covenants.  Liquidity support on these bonds was provided by a letter of credit from a commercial bank that would have expired in August 2011, and as such, these bonds were included in the current portion of long-term debt as of December 31, 2010. Liquidity support is now provided under a letter of credit facility from a commercial bank that expires in August, 2015. Consequently, these bonds are now included in long-term debt as of December 31, 2011.

(F)	See Note 18 - Subsequent Events.

During 2010, SJG issued $115.0 million aggregate principal amount of its Medium Term Notes in private placements due 2025, 2026 and 2027 and retired its $10.0 million, 6.12% Medium Term Notes at par.  In 2011, SJG entered into an arrangement to issue Medium Term Notes under a private placement in an aggregate principal amount of $35.0 million. SJG expects to issue this debt in April 2012. Also in 2011, SJG repaid $25.0 million of First Mortgage Bonds. As of September 30, 2011 the $150.0 million Medium Term Note program that was approved by the BPU in September 2009 expired. In December 2011, SJG received approval from the BPU to issue up to $200.0 million in long-term debt under its MTN program by September 30, 2014.

The estimated fair values of SJI’s long-term debt, including current maturities, as of December 31, 2011 and 2010, were $533.4 million and $517.0 million, respectively.  The carrying amounts of SJI’s long-term debt, including current maturities, as of December 31, 2011 and 2010, were $426.4 million and $451.4 million, respectively.  We based the estimates on interest rates available to SJI at the end of each year for debt with similar terms and maturities.

15.	COMMITMENTS AND CONTINGENCIES:

GAS SUPPLY CONTRACTS - In the normal course of business, SJG and SJRG have entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The transportation and storage service agreements with interstate pipeline suppliers were made under FERC approved tariffs. SJRG's cumulative obligation for demand charges and reservation fees paid to suppliers for these services is approximately $1.4 million per month. SJG's cumulative obligation for demand charges and reservation fees paid to suppliers for these services averages approximately $3.7 million per month and is recovered on a current basis through the BGSS.  SJRG has also committed to purchase a minimum of 340,000 dts/d and up to 700,000 dts/d of natural gas, from various suppliers, for terms ranging from three to ten years at index based prices.

PENDING LITIGATION - The Company is subject to claims arising in the ordinary course of business and other legal proceedings. The Company has been named in, among other actions, certain product liability claims related to our former sand mining subsidiary. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $2.9 million and $4.2 million related to all claims in the aggregate, as of December 31, 2011 and 2010, respectively. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

COLLECTIVE BARGAINING AGREEMENTS — Unionized personnel represent approximately 48.0% of our workforce at December 31, 2011. The Company has collective bargaining agreements with two unions that represent these employees: the International Brotherhood of Electrical Workers (IBEW) Local 1293 and the International Association of Machinists and Aerospace Workers (IAM) Local 76.  SJG and SJESP employees represented by the IBEW operate under a collective bargaining agreement that runs through February 2013, with the option to extend until February 2014 at the union’s election. The remaining unionized employees represented by the IAM operate under a collective bargaining agreement that expires in August 2014.

South Jersey Industries, Inc.
Part II

GUARANTEES - As of December 31, 2011, SJI, the parent company, has issued guarantees to third parties on behalf of its consolidated subsidiaries. These guarantees were issued to guarantee payment to third parties with whom SJI's consolidated subsidiaries have commodity supply contracts and for Marina's construction and operating activities. As of December 31, 2011, these guarantees support future firm commitments of SJI's consolidated subsidiaries and $74.8 million of the Accounts Payable already recorded on SJI's consolidated balance sheet.

The Company has recorded a liability of $1.9 million which is included in Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the consolidated balance sheets as of December 31, 2011 for the fair value of the following guarantees:

In April 2007, SJI guaranteed certain obligations of LVE Energy Partners, LLC (LVE) an unconsolidated joint venture in which Marina has a 50% equity interest.  LVE entered into a 25-year contract with a resort developer to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada.  LVE began construction of the facility in 2007 and expected to provide full energy service in 2010 when the resort was originally scheduled to be completed.  LVE suspended construction of the district energy system and central energy center in January 2009 after the resort developer’s August 2008 announcement that it was delaying the completion of construction of the resort due to the difficult environment in the capital markets and weak economic conditions.  The resort developer had indicated that it was considering different strategies to move its project forward, including opening its project in phases and obtaining a partner, but that it was unlikely construction would resume during 2009.  In November 2011, the resort developer, repeating previous disclosures, indicated again that it does not expect to resume construction on the project for three to five years.  The resort developer stated that it remains committed to having a significant presence on the Las Vegas Strip as part of a long-term growth strategy and continues to view this site as a major strategic asset.

The district energy system and central energy center are being financed by LVE with debt that is non-recourse to SJI. The outstanding balance of LVE’s bank debt is approximately $193.0 million as of December 31, 2011.  As a result of the construction delay, the district energy system and central energy center were not completed by the end of 2010 as originally expected. Consequently, the full amount of LVE’s debt became due and payable in December 2010. LVE intends to seek additional financing to complete the facility once construction of the resort resumes, however, as of December 31, 2010, LVE was in default under the financing agreements with the banks.  The Energy Sales Agreement between LVE and the resort developer includes a payment obligation by the resort developer to pay certain fees and expenses to LVE. A portion of this payment obligation is guaranteed to LVE’s lenders by the parent of the resort developer.

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

As of December 31, 2011, the Company had a net liability of approximately $1.6 million included in Other Noncurrent Liabilities on the consolidated balance sheets related to this project, in addition to unsecured Notes Receivable – Affiliate of approximately $57.5 million due from LVE. As of December 31, 2011, SJI’s capital at risk is limited to its equity contributions, letters of credit and the unsecured notes receivable totaling approximately $70.9 million. During 2011, SJI provided support to LVE of approximately $6.1 million to cover interest and other project related costs.

As a result of the construction delay, management has evaluated the investment in LVE and concluded that the fair value of this investment continues to be in excess of the carrying value as of December 31, 2011.

South Jersey Industries, Inc.
Part II

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

As of December 31, 2011, SJI had issued $4.9 million of parental guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable our subsidiary to market retail natural gas.

CAPITAL CONTRIBUTION OBLIGATION -  In February 2011, ACR Energy Partners, LLC (ACR), a wholly-owned subsidiary of Energenic, of which Marina has a 50% equity interest, entered into a 20 year contract with a developer to build, own and operate a central energy center and energy distribution system for a planned hotel, casino and entertainment complex in Atlantic City, New Jersey. ACR is currently providing construction energy to the complex and will provide full energy services when the complex is completed in 2012. The contract calls for Marina and its joint venture partner to make capital contributions to ACR that will enable ACR to a) repay $42.0 million of construction advances made by the developer and b) deposit $2.8 million in a debt service reserve fund, provided, in each case, that the developer has met certain conditions. These conditions include, among others, substantial completion of the complex and demonstration of adequate financial resources to operate the complex (See Note 18 - Subsequent Events). Marina and its joint venture partner have also agreed to provide a $5.0 million letter of credit in 2012 to support certain operating performance obligations of ACR under the operating agreements between ACR and the developer, provided the developer has met the conditions just outlined. SJI and its partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI to or on behalf of ACR.

STANDBY LETTERS OF CREDIT — As of December 31, 2011, SJI provided $83.0 million of standby letters of credit through SJI’s revolving credit facility. Letters of credit in the amount of $62.3 million support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance Marina’s initial thermal plant project and $20.7 million were posted to enable SJE to market retail electricity and for various construction activities. The Company also provided an additional $25.2 million letter of credit under a separate facility outside of the revolving credit facility to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG’s natural gas distribution system.  As of December 31, 2010, the variable-rate demand bonds issued by Marina and SJG were included in the current portion of long-term debt because the letters of credit expired during 2011.  The replacement letters of credit expire in August 2015, and as a result, the related bonds are now included in long-term debt as of December 31, 2011.

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

SJI successfully entered into settlements with all of its historic comprehensive general liability carriers regarding the environmental remediation expenditures at the SJG sites. Also, SJG purchased a Cleanup Cost Cap Insurance Policy limiting the amount of remediation expenditures that SJG will be required to make at 11 of its sites. This policy will be in force until 2024 at 10 sites and until 2029 at 1 site. The future cost estimates discussed hereafter are not reduced by projected insurance recoveries from the Cleanup Cost Cap Insurance Policy. The policy is limited to an aggregate amount of $50.0 million, of which SJG has recovered $47.2 million through December 31, 2011.  As discussed in Note 10, the BPU allows SJG to recover environmental remediation costs through the RAC.

Since the early 1980s, SJI accrued environmental remediation costs of $289.5 million, of which $195.4 million was spent as of December 31, 2011.

South Jersey Industries, Inc.
Part II

The following table details the amounts expended and accrued for SJI's environmental remediation during the last two years (in thousands):

	2011	2010
Beginning of Year	$91,833	$73,442
Accruals	21,934	27,371
Expenditures	(19,607)	(8,980)
End of Year	$94,160	$91,833

The balances are segregated between current and noncurrent on the consolidated balance sheets under the captions Current Liabilities and Deferred Credits and Other Noncurrent Liabilities.

Management estimates that undiscounted future costs to clean up SJG's sites will range from $90.0 million to $217.2 million. Six of SJG's sites comprise the majority of these estimates, ranging from a low of $70.8 million to a high of $171.0 million. SJG recorded the lower end of this range as a liability because a single reliable estimation point is not feasible due to the amount of uncertainty involved in the nature of projected remediation efforts and the long period over which remediation efforts will continue. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements. Significant risks surrounding these estimates include unforeseen market price increases for remedial services, property owner acceptance of remedy selection, regulatory approval of selected remedy and remedial investigative findings.

The remediation efforts at SJG's six most significant sites include the following:

Site 1 - Remediation of the site is currently underway in accordance with the remedial action work plan approved by the New Jersey Department of Environmental Protection (NJDEP). Remaining steps to complete the remedy include continued excavation of impacted soil and groundwater monitoring and sampling.

Site 2 - Various remedial investigation and action activities are ongoing at this site.  An interim remedial measure has been implemented and a remedial action work plan has been prepared and submitted to the NJDEP for an offsite interim remedial measure.   Remaining steps to remediate soil and groundwater include completing the remedial investigation of impacted soil and groundwater in preparation for selecting the appropriate action and implementation and gaining regulatory and property owner approval of the selected remedy.

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

Site 5 - Remedial investigation activities are ongoing at this site. Remaining steps include completing the remedial investigation of impacted soil and groundwater in preparation for selecting the appropriate action and implementation and gaining regulatory and property owner approval of the selected remedy.

Site 6 - Remedial investigation activities are ongoing at this site. Remaining steps to remediate include completing the remedial investigation of impacted soil and groundwater in preparation for selecting the appropriate action and implementation and gaining regulatory approval of the selected remedy.

With Morie's sale, EMI assumed responsibility for environmental liabilities currently estimated between $2.5 million and $7.3 million. The information available on these sites is sufficient only to establish a range of probable liability and no point within the range is more likely than any other. Therefore, EMI has accrued the lower end of the range. Changes in the accrual are included in the statements of consolidated income under Loss from Discontinued Operations.

South Jersey Industries, Inc.
Part II

SJI and SJF estimate their potential exposure for the future remediation of six sites where fuel oil operations existed years ago to range from $1.6 million to $3.6 million. The lower end of this range has been recorded under Current Liabilities and Deferred Credits and Other Noncurrent Liabilities as of December 31, 2011.

16.	DERIVATIVE INSTRUMENTS:

Certain SJI subsidiaries are involved in buying, selling, transporting and storing natural gas and buying and selling retail electricity for their own accounts as well as managing these activities for third parties. These subsidiaries are subject to market risk on expected future purchases and sales due to commodity price fluctuations. The Company uses a variety of derivative instruments to limit this exposure to market risk in accordance with strict corporate guidelines.  These derivative instruments include forward contracts, swap agreements, options contracts and futures contracts. As of December 31, 2011, the Company had outstanding derivative contracts intended to limit the exposure to market risk on 20.7 MMdts of expected future purchases of natural gas, 19.0 MMdts of expected future sales of natural gas, 1.0 MMmwh of expected future purchases of electricity and 0.4 MMmwh of expected future sales of electricity.  These contracts, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives — Energy Related Assets or Derivatives — Energy Related Liabilities on the condensed consolidated balance sheets. The net unrealized pre-tax gains and losses for these energy related commodity contracts are included with realized gains and losses in Operating Revenues – Nonutility.

SJI structured its subsidiaries so that SJG and SJE transact commodities on a physical basis and typically do not directly enter into positions that financially settle. SJRG performs this risk management function for these entities and enters into the types of financial transactions noted above. As part of its gas purchasing strategy, SJG uses financial contracts through SJRG to hedge against forward price risk. The costs or benefits of these short-term contracts are recoverable through SJG's BGSS clause, subject to BPU approval. As of December 31, 2011 and 2010, SJG had $10.2 million and $5.0 million of costs, respectively, included in its BGSS related to open financial contracts.

Management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in identifying, assessing and controlling various risks. Management reviews any open positions in accordance with strict policies to limit exposure to market risk.

SJI presents revenues and expenses related to its energy trading activities on a net basis in Operating Revenues - Nonutility in the consolidated statements of income consistent with GAAP. This net presentation has no effect on operating income or net income.

The Company has also entered into interest rate derivatives to hedge exposure to increasing interest rates and the impact of those rates on cash flows of variable-rate debt. These interest rate derivatives, some of which have been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives-Other on the consolidated balance sheets. The fair value represents the amount SJI would have to pay the counterparty to terminate these contracts as of those dates.   As of December 31, 2011, SJI's active interest rate swaps were as follows:

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

South Jersey Industries, Inc.
Part II

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

The fair values of all derivative instruments, as reflected in the consolidated balance sheets as of December 31, are as follows (in thousands):

Derivatives not designated as hedging instruments under GAAP	2011		2010
	Assets	Liabilities	Assets	Liabilities
Energy related commodity contracts:
Derivatives – Energy Related – Current	$37,461	$38,738	$39,513	$42,297
Derivatives – Energy Related – Non-Current	8,135	7,367	11,556	8,641
Interest rate contracts:
Derivatives - Other		10,684	—	5,539
Total derivatives not designated as hedging instruments under GAAP	45,596	56,789	51,069	56,477

Derivatives designated as hedging instruments under GAAP

Interest rate contracts:
Derivatives - Other		3,362	—	1,865
Total derivatives designated as hedging instruments under GAAP	—	3,362	—	1,865

Total Derivatives	$45,596	$60,151	$51,069	$58,342

The effect of derivative instruments on the consolidated statements of income and comprehensive income for the year ended December 31 is as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	2011	2010	2009
Interest Rate Contracts:
(Losses) gains recognized in OCI on effective portion	$(2,773)	$(1,063)	$164
(Losses) gains reclassified from accumulated OCI into income (a)	$(1,435)	$(1,486)	$(1,462)
Losses recognized in income on ineffective portion (a)	—	—	—

(a) Included in Interest Charges

Derivatives Not Designated as Hedging Instruments under GAAP	2011	2010	2009
Gains (losses) on energy related commodity contracts (a)	$5,377	$(22,624)	$(14,815)
(Losses) gains on interest rate contracts (b)	(149)	(641)	1,210

Total	$5,228	$(23,265)	$(13,605)

(a)  Included in Operating Revenues - Non Utility
(b)  Included in Interest Charges

South Jersey Industries, Inc.
Part II

Net realized losses associated with SJG’s energy related financial commodity contracts of $12.9 million, $23.5 million and $51.9 million for the years ended 2011, 2010 and 2009, respectively, are not included in the above table. As of December 31, 2011 and 2010, SJG had $10.2 million and $5.0 million of unrealized losses on energy related financial commodity contracts, respectively, included in its BGSS which are also not included in the above table. These contracts are part of SJG’s regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to, and recoverable through, regulatory riders, any changes in the value of SJG’s energy related financial commodity contracts are deferred in Regulatory Assets or Liabilities and there is no impact to earnings.

Certain of the Company’s derivative instruments contain provisions that require immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions in the event of a material adverse change in the credit standing of the Company. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on December 31, 2011, is $16.9 million.   If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2011, the Company would have been required to settle the instruments immediately or post collateral to its counterparties of approximately $14.5 million after offsetting asset positions with the same counterparties under master netting arrangements.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of December 31, 2011	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$6,677	$619	$6,058	$—
Derivatives – Energy Related Assets (B)	45,596	24,689	16,582	4,325
	$52,273	$25,308	$22,640	$4,325

Liabilities

Derivatives – Energy Related Liabilities (B)	$46,105	$22,495	$13,327	$10,283
Derivatives – Other (C)	14,046	—	14,046	—
	$60,151	$22,495	$27,373	$10,283

South Jersey Industries, Inc.
Part II

As of December 31, 2010	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$6,720	$6,720	$—	$—
Derivatives – Energy Related Assets (B)	51,069	21,204	24,878	4,987
	$57,789	$27,924	$24,878	$4,987

Liabilities

Derivatives – Energy Related Liabilities (B)	$50,938	$19,513	$23,275	$8,150
Derivatives – Other (C)	7,404	—	7,404	—
	$58,342	$19,513	$30,679	$8,150

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

(C) Derivatives – Other include interest rate swaps that are valued using quoted prices on commonly quoted intervals, which are interpolated for periods different than the quoted intervals, as inputs to a market valuation model. Market inputs can generally be verified and model selection does not involve significant management judgment.

Transfers between different levels of the fair value hierarchy may occur based on the level of observable inputs used to value the instruments from period to period.  During the year ended December 31, 2011, there were no transfers between levels within the fair value hierarchy, including no transfers in or out of Level 3.

South Jersey Industries, Inc.
Part II

The changes in fair value measurements of Derivatives – Energy Related Assets and Liabilities at December 31, 2011, using significant unobservable inputs (Level 3), are as follows (in thousands):

Year Ended December 31, 2011
Balance at January 1, 2011	$(3,163)
Total gains and (losses) realized/unrealized included in earnings	(7,988)
Transfers in and/or out of Level 3, net	—
Settlements	5,193

Balance at December 31, 2011	$(5,958)

Year Ended December 31, 2010
Balance at January 1, 2010	$(10,299)
Total gains and (losses) realized/unrealized included in earnings	(774)
Transfers in and/or out of Level 3, net	—
Settlements	7,910

Balance at December 31, 2010	$(3,163)

Total losses for 2011 included in earnings that are attributable to the change in unrealized losses relating to those assets and liabilities still held as of December 31, 2011, is $(8.0) million.  These losses are included in Operating Revenues-Nonutility on the consolidated statements of income.

18.	SUBSEQUENT EVENTS:

In February 2012, Energenic, a joint venture of which Marina has a 50% equity interest, entered into an agreement to acquire The Energy Network, LLC, a holding company for the Hartford Steam Company, TEN Companies and CNE Power I, LLC, for approximately $50.5 million. The transaction is subject to customary closing conditions and approvals, including certain regulatory approvals.

In February 2012, Marina made a capital contribution of $16.3 million to ACR as discussed in Note 15. Marina is expected to make an additional capital contribution of $4.7 million in March 2012.

In February 2012, SJG called its $35.0 million, 7.7% MTN's due April 2027 at par plus a 2.0% premium. The early redemption will occur concurrently with the issuance of $35.0 million, 3.74% MTN's in April 2012.

South Jersey Industries, Inc.
Part II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
South Jersey Industries, Inc.
Folsom, New Jersey

We have audited the accompanying consolidated balance sheets of South Jersey Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related statements of consolidated income, comprehensive income, cash flows, changes in equity and comprehensive income for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of South Jersey Industries, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 28, 2012

South Jersey Industries, Inc.
Part II

Quarterly Financial Data (Unaudited)
(Summarized quarterly results of SJI's operations, in thousands except for per share amounts)

	2011 Quarter Ended				2010 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
Operating Revenues	$331,922	$160,477	$137,621	$198,540	$329,283	$151,648	$160,667	$283,469
Expenses:
Cost of Sales - (Excluding depreciation)	216,220	109,358	106,655	112,759	231,244	100,447	124,813	198,319
Operations and Maintenance Including Fixed Charges	43,336	42,793	42,681	45,040	39,504	39,498	39,951	44,553
Income Taxes	22,510	3,004	(6,034)	3,022	21,971	265	(7,427)	14,002
Energy and Other Taxes	5,300	2,121	1,673	3,095	4,872	1,949	1,642	3,679
Total Expenses	287,366	157,276	144,975	163,916	297,591	142,159	158,979	260,553

Other Income and Expense	7,275	3,044	2,151	2,362	(124)	(948)	(247)	2,819

Income (Loss) from Continuing Operations	51,831	6,245	(5,203)	36,986	31,568	8,541	1,441	25,735
(Loss) Income from Discontinued Operations - (Net of tax benefit)	(383)	(166)	65	(84)	(29)	(101)	(133)	(370)
Net Income (Loss)	$51,448	$6,079	$(5,138)	$36,902	$31,539	$8,440	$1,308	$25,365

Basic Earnings Per Common Share:
Continuing Operations	$1.73	$0.21	$(0.17)	$1.23	$1.06	$0.29	$0.05	$0.86
Discontinued Operations	(0.01)	(0.01)	—	—	0.00	(0.01)	(0.01)	(0.01)
Basic Earnings Per Common Share	$1.72	$0.20	$(0.17)	$1.23	$1.06	$0.28	$0.04	$0.85
Average Shares of Common Stock Outstanding - Basic	29,899	29,953	30,029	30,117	29,826	29,873	29,873	29,873

Diluted Earnings Per Common Share:
Continuing Operations	$1.73	$0.21	$(0.17)	$1.22	$1.06	$0.29	$0.05	$0.86
Discontinued Operations	(0.01)	(0.01)	—	—	(0.01)	(0.01)	(0.01)	(0.01)
Diluted Earnings Per Common Share	$1.72	$0.20	$(0.17)	$1.22	$1.05	$0.28	$0.04	$0.85
Average Shares of Common Stock Outstanding - Diluted	29,991	30,037	30,105	30,209	29,913	29,975	30,000	30,008

The sum of the quarters for 2011 and 2010 do not equal the year's total due to rounding.

NOTE:	Because of the seasonal nature of the business and the volatility from energy related derivatives, statements for the 3-month periods are not indicative of the results for a full year.

South Jersey Industries, Inc.
Part II

Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011. Based on that evaluation, the Company's chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company are effective.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rules 13a-15(f). The Company's internal control system is designed to provide reasonable assurance to its management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included under this Item 9A.

Changes in Internal Control over Financial Reporting

There has not been any change in the Company's internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information
None

South Jersey Industries, Inc.
Part II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
South Jersey Industries, Inc.
Folsom, New Jersey

We have audited the internal control over financial reporting of South Jersey Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated February28, 2012 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 28, 2012

South Jersey Industries, Inc.
Part III

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning Directors may be found under the captions “Director Elections”, “Nominees”, “Directors Continuing in Office”, “Security Ownership”, and “The Board of Directors” in our definitive proxy statement for our 2012 Annual Meeting of Shareholders (the “2012 Proxy Statement”), which will be filed within the Commission within 120 days after the close of our fiscal year. Information concerning the members of the Company's Audit Committee and the Company's Audit Committee Financial Expert is also incorporated by reference to the 2012 Proxy Statement under the captions “Audit Committee” and “Audit Committee Report.” Such information is incorporated herein by reference. Information required by this item relating to the executive officers of SJI is set forth in Item 4-A of this report.

Code of Ethics

The Company has adopted a Code of Ethics for its Principal Executive, Financial and Accounting Officers. It is available on SJI's website, www.sjindustries.com by clicking “Investors” and then “Corporate Governance.” We will post any amendment to or waiver of the Code to our website.

Item 11. Executive Compensation

Information concerning executive compensation may be found under the caption “Compensation Discussion & Analysis” of our 2012 Proxy Statement. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in our 2012 Proxy Statement set forth under the caption “Security Ownership” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information in our 2012 Proxy Statement set forth under the caption “The Board of Directors” and the subcaption “Certain Relationships” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information in our 2012 Proxy Statement set forth under the caption “Audit Committee Report” is incorporated herein by reference.

South Jersey Industries, Inc.
Part IV

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Listed below are all financial statements and schedules filed as part of this report:

1 - The consolidated financial statements and notes to consolidated financial statements together with the report thereon of Deloitte & Touche LLP, dated February 28, 2012, are filed as part of this report under Item 8 - Financial Statements and Supplementary Data.

2 - Supplementary Financial Information

Information regarding selected quarterly financial data can be found on page 92 of this report.

Schedule I - Supplemental Schedules as of December 31, 2011 and 2010 and for the three years ended December 31, 2011, 2010, and 2009 (page 103).

Report of Independent Registered Public Accounting Firm of Deloitte & Touche LLP (page 102).

Schedule II - Valuation and Qualifying Accounts (page 106).

All schedules, other than that listed above, are omitted because the information called for is included in the financial statements filed or because they are not applicable or are not required.

(b)	List of Exhibits (Exhibit Number is in Accordance with the Exhibit Table in Item 601 of Regulation S-K).

Exhibit Number	Description	Reference

(3)(a)(i)	Certificate of Incorporation of South Jersey Industries, Inc., as amended through April 19, 1984.	Incorporated by reference from Exhibit (4)(a) of Form S-2 (2-91515).

(3)(a)(ii)	Amendment to Certificate of Incorporation relating to two-for-one stock split effective as of April 28, 1987.	Incorporated by reference from Exhibit (4)(e)(1) of Form S-3 (33-1320).

(3)(a)(iii)	Amendment to Certificate of Incorporation relating to director and officer liability.	Incorporated by reference from Exhibit (4)(e)(2) of Form S-3 (33-1320).

(3)(a)(iv)	Amendment to Certificate of Incorporation relating to two-for-one stock split effective as of June 30, 2005.	Incorporated by reference from Exhibit 3 of Form 10-Q of SJI filed on May 10, 2005.

(3)(a)(v)	Amendment to Certificate of Incorporation as of April 23, 2009 establishing the annual election of the South Jersey Industries, Inc. directors	Incorporated by reference from Exhibit 99.2 of Form 8-K filed on April 28, 2009.

(3)(b)(i)	Bylaws of South Jersey Gas Company as amended and restated through November 18, 2011.	Incorporated by reference from Exhibit 99.2 of Form 8-K of SJG as filed November 21, 2011.

(3)(b)(ii)	Bylaws of South Jersey Industries, Inc. as amended and restated through December 2, 2011.	Incorporated by reference from Exhibit 3(ii) of Form 8-K of SJI as filed December 6, 2011.

(4)(a)	Form of Stock Certificate for common stock.	Incorporated by reference from Exhibit (4)(a) of Form 10-K for 1985 (1-6364).

South Jersey Industries, Inc.
Part IV

(4)(b)(i)	First Mortgage Indenture dated October 1, 1947.	Incorporated by reference from Exhibit (4)(b)(i) of Form 10-K for 1987 (1-6364).

(4)(b)(ii)	Nineteenth Supplemental Indenture dated as of April 1, 1992.	Incorporated by reference from Exhibit (4)(b)(xvii) of Form 10-K for 1992 (1-6364).

(4)(b)(iii)	Twenty-First Supplemental Indenture dated as of March 1, 1997.	Incorporated by reference from Exhibit (4)(b)(xviv) of Form 10-K for 1997(1-6364).

(4)(b)(iv)	Twenty-Second Supplemental Indenture dated as of October 1, 1998.	Incorporated by reference from Exhibit (4)(b)(ix) of Form S-3 (333-62019).

(4)(b)(v)	Twenty-Third Supplemental Indenture dated as of September 1, 2002.	Incorporated by reference from Exhibit (4)(b)(x) of Form S-3 (333-98411).

(4)(b)(vi)	Twenty-Fourth Supplemental Indenture dated as of September 1, 2005.	Incorporated by reference from Exhibit (4)(b)(vi) of Form S-3 (333-126822).

(4)(b)(vii)	Amendment to Twenty-Fourth Supplemental Indenture dated as of March 31, 2006	Incorporated by reference from Exhibit 4 of Form 8-K of SJG as filed April 26, 2006.

(4)(b)(viii)	Amendment No. 2 to the Twenty-Fourth Supplemental Indenture dated as of December 20, 2010.	Incorporated by reference from Exhibit (4)(b)(viii) of Form 10-K for 2010

(4)(b)(ix)	Loan Agreement by and between New Jersey Economic Development Authority and SJG dated April 1, 2006.	Incorporated by reference from Exhibit 10 of Form 8-K of SJG as filed April 26, 2006.

(4)(c)(i)	Medium Term Note Indenture of Trust dated October 1, 1998.	Incorporated by reference from Exhibit 4(e) of Form S-3 (333-62019).

(4)(c)(ii)	First Supplement to Indenture of Trust dated as of June 29, 2000.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJG dated July 12, 2001.

(4)(c)(iii)	Second Supplement to Indenture of Trust dated as of July 5, 2000.	Incorporated by reference from Exhibit 4.2 of Form 8-K of SJG dated July 12, 2001.

(4)(c)(iv)	Third Supplement to Indenture of Trust dated as of July 9, 2001.	Incorporated by reference from Exhibit 4.3 of Form 8-K of SJG dated July 12, 2001.

(4)(c)(v)	Fourth Supplement to Indenture of Trust dated as of February 26, 2010.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJG dated March 5, 2010.

(10)(a)(i)	Gas storage agreement (GSS) between South Jersey Gas Company and Transco dated October 1, 1993.	Incorporated by reference from Exhibit (10)(d) of Form 10-K for 1993 (1-6364).

South Jersey Industries, Inc.
Part IV

Exhibit Number	Description	Reference

(10)(a)(ii)	Gas storage agreement (LG-A) between South Jersey Gas Company and Transco dated June 3, 1974.	Incorporated by reference from Exhibit (5)(f) of Form S-7 (2-56223).

(10)(a)(iii)	Gas storage agreement (WSS) between South Jersey Resources Group LLC and Transco dated May 1, 2006.	Incorporated by reference from Exhibit (10)(a)(iii) of Form 10-K for 2008.

(10)(a)(iv)	Gas storage agreement (LSS) between South Jersey Gas Company and Transco dated October 1, 1993.	Incorporated by reference from Exhibit (10)(i) of Form 10-K for 1993 (1-6364).

(10)(a)(v)	Gas storage agreement (SS-1) between South Jersey Gas Company and Transco dated May 10, 1987 (effective April 1, 1988).	Incorporated by reference from Exhibit (10)(i)(a) of Form 10-K for 1988 (1-6364).

(10)(b)(i)	Gas storage agreement (SS-2) between South Jersey Gas Company and Transco dated July 25, 1990.	Incorporated by reference from Exhibit (10)(i)(i) of Form 10-K for 1991 (1-6364).

(10)(b)(ii)	Amendment to gas transportation agreement dated December 20, 1991 between South Jersey Gas Company and Transco dated October 5, 1993.	Incorporated by reference from Exhibit (10)(i)(k) of Form 10-K for 1993 (1-6364).

(10)(b)(iii)	CNJEP Service agreement between South Jersey Gas Company and Transco dated June 27, 2005.	Incorporated by reference from Exhibit (10)(i)(l) of Form 10-K for 2005 (1-6364).

(10)(c)(i)	FTS Service Agreement No. 38099 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(n) of Form 10-K for 1993 (1-6364).

(10)(c)(ii)	NTS Service Agreement No. 39305 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(o) of Form 10-K for 1993 (1-6364).

(10)(c)(iii)	FSS Service Agreement No. 38130 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(p) of Form 10-K for 1993 (1-6364).

(10)(d)(i)	SST Service Agreement No. 38086 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(q) of Form 10-K for 1993 (1-6364).

(10)(e)(i)*
Deferred Payment Plan for Directors of South Jersey Industries, Inc., South Jersey Gas Company, Energy & Minerals, Inc., R&T Group, Inc. and South Jersey Energy Company as amended and restated October 21, 1994.
Incorporated by reference from Exhibit (10)(l) of Form 10-K for 1994 (1-6364).

(10)(e)(ii)*	Schedule of Deferred Compensation Agreements.	Incorporated by reference from Exhibit (10)(l)(b) of Form 10-K for 1997 (1-6364).

(10)(e)(iii)*	Form of Officer Employment Agreement between certain officers and either South Jersey Industries, Inc. or its subsidiaries.	Incorporated by reference from Exhibit 10(e)(iii) of Form 10-K for 2008.

(10)(e)(iv)*	Schedule of Officer Employment Agreements (filed herewith).

(10)(f)(i)*	Officer Severance Benefit Program for all Officers.	Incorporated by reference from Exhibit (10)(l)(g) of Form 10-K for 1985 (1-6364).

South Jersey Industries, Inc.
Part IV

(10)(f)(ii)*	Supplemental Executive Retirement Program, as amended and restated effective January 1, 2009 and Form of Agreement between certain SJI or subsidiary officers.	Incorporated by reference from Exhibit (10)(f)(ii) of Form 10-K for 2009.

(10)(f)(iii)*	South Jersey Industries, Inc. 1997 Stock-Based Compensation Plan (As Amended and Restated Effective January 26, 2005).	Incorporated by reference from Exhibit 10 of Form 10-Q of SJI as filed May 10, 2005.

(10)(g)(i)	Four-Year Revolving Credit Agreement, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated May 2, 2011.

(10)(g)(ii)	Four-Year Revolving Credit Agreement, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated May 6, 2011.

(10)(g)(iii)	Letter of Credit Reimbursement Agreement dated December 20, 2007.	Incorporated by reference from Exhibit 10 (g) (iii) of Form 10-K for 2007.

(10)(g)(iv)	Amendment No. 1 dated October 18, 2010 to the Letter of Credit Reimbursement Agreement.	Incorporated by reference from Exhibit (10)(g)(iv) of Form 10-K for 2010

(10)(g)(v)	Amendment No. 2 dated December 15, 2010 to the Letter of Credit Reimbursement Agreement.	Incorporated by reference from Exhibit (10)(g)(v) of Form 10-K for 2010

(10)(g)(vi)	Amendment No. 3, dated as of April 29, 2011, to the Letter of Credit Reimbursement Agreement.	Incorporated by reference from Exhibit 10.2 of Form 8-K of SJI dated May 2, 2011.

(10)(g)(vii)	Amendment No. 4, dated as of October 7, 2011, to the Letter of Credit Reimbursement Agreement.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated October 11, 2011.

(10)(g)(viii)	Note Purchase Agreement dated as of March 1, 2010.	Incorporated by reference from Exhibit 10 of Form 8-K of SJG dated March 5, 2010.

(10)(g)(ix)	Note Purchase Agreement dated as of December 30, 2010.	Incorporated by reference from Exhibit 10 of Form 8-K of SJG dated January 5, 2011.

(10)(g)(x)	Commercial Paper Dealer Agreement, dated as of July 1, 2011, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated July 1, 2011.

(10)(g)(xi)	Commercial Paper Dealer Agreement, dated as of January 5, 2012, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated January 9, 2012.

(12)	Calculation of Ratio of Earnings to Fixed Charges (Before Federal Income Taxes) (filed herewith).

(14)	Code of Ethics.	Incorporated by reference from Exhibit 14 of Form 10-K for 2007.

(21)	Subsidiaries of the Registrant (filed herewith).

(23)	Independent Registered Public Accounting Firm's Consent (filed herewith).

South Jersey Industries, Inc.
Part IV

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(101.INS)	eXtensible Business Reporting Language (XBRL) Instance Document (filed herewith).

(101.SCH)	XBRL Taxonomy Extension Schema (filed herewith).

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase (filed herewith).

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase (filed herewith).

(101.LAB)	XBRL Taxonomy Extension Label Linkbase (filed herewith).

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).

  * Constitutes a management contract or a compensatory plan or arrangement.

South Jersey Industries, Inc.
Part IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH JERSEY INDUSTRIES, INC.
BY:	/s/ David A. Kindlick
David A. Kindlick
Vice President & Chief Financial Officer
Date: February 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward J. Graham	President, Chairman of the Board & Chief Executive Officer	February 28, 2012
(Edward J. Graham)	(Principal Executive Officer)

/s/ David A. Kindlick	Vice President & Chief Financial Officer	February 28, 2012
(David A. Kindlick)	(Principal Financial and Accounting Officer)

/s/ Shirli M. Billings	Director	February 28, 2012
(Shirli M. Billings)

/s/ Thomas A. Bracken	Director	February 28, 2012
(Thomas A. Bracken)

/s/ Keith S. Campbell	Director	February 28, 2012
(Keith S. Campbell)

/s/ Victor A. Fortkiewicz	Director	February 28, 2012
(Victor A. Fortkiewicz)

/s/ Sheila Hartnett-Devlin	Director	February 28, 2012
(Sheila Hartnett-Devlin)

/s/ Walter M. Higgins, III	Director	February 28, 2012
(Walter M. Higgins, III)

/s/ Sunita Bhatia-Holzer	Director	February 28, 2012
(Sunita Bhatia-Holzer)

/s/ Joseph H. Petrowski	Director	February 28, 2012
(Joseph H. Petrowski)

South Jersey Industries, Inc.
Part IV

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
South Jersey Industries, Inc.
Folsom, New Jersey

We have audited the consolidated financial statements of South Jersey Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and for each of the three years in the period ended December 31, 2011, and the Company's internal control over financial reporting as of December 31, 2011, and have issued our reports thereon dated February 28, 2012; such consolidated financial statements and reports are included in this Form 10-K. Our audits also included the consolidated financial statement schedules of the Company listed in Item 15(a)2. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 28, 2012

South Jersey Industries, Inc.
Part IV

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
STATEMENTS OF INCOME
(In Thousands)

	2011	2010	2009

Operating Revenues	$13,117	$11,306	$10,238

Operating Expenses:
Operations	12,390	10,091	9,005
Depreciation	160	143	135
Energy and Other Taxes	611	269	258
Total Operating Expenses	13,161	10,503	9,398

Operating (Loss) Income	(44)	803	840

Other Income:
Equity in Earnings of Subsidiaries	89,859	67,285	58,531
Other	2,688	333	(22)

Total Other Income	92,547	67,618	58,509

Interest Charges	2,648	1,093	775
Income Taxes	(4)	43	42

Income from Continuing Operations	89,859	67,285	58,532

Equity in Undistributed Earnings of Discontinued Subsidiaries	(568)	(633)	(427)

Net Income	$89,291	$66,652	$58,105

See South Jersey Industries, Inc. and Subsidiaries Notes to Consolidated Financial Statements under Item 8.

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	2011	2010	2009

Net Income	$89,291	$66,652	$58,105
Other Comprehensive (Loss) Income - Net of Tax*
Postretirement Liability Adjustment	(5,667)	(3,302)	1,208
Unrealized (Loss) Gain on Available-for-Sale Securities	(360)	339	533
Unrealized (Loss) Gain on Derivatives	(599)	620	2,989
Total Other Comprehensive (Loss) Income - Net of Tax*	(6,626)	(2,343)	4,730

Comprehensive Income	$82,665	$64,309	$62,835

*  Determined using a combined statutory tax rate of 41%

See South Jersey Industries, Inc. and Subsidiaries Notes to Consolidated Financial Statements under Item 8.

South Jersey Industries, Inc.
Part IV

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
STATEMENTS OF RETAINED EARNINGS
(In Thousands)

	2011	2010	2009

Retained Earnings - Beginning	$297,473	$271,505	$249,973
Net Income	89,291	66,652	58,105
	386,764	338,157	308,078

Dividends Declared - Common Stock	(45,087)	(40,684)	(36,573)

Retained Earnings - Ending	$341,677	$297,473	$271,505

See South Jersey Industries, Inc. and Subsidiaries Notes to Consolidated Financial Statements under Item 8.

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED DECEMBER 31,
(In Thousands)

	2011	2010	2009

CASH PROVIDED BY OPERATING ACTIVITIES	$14,179	$46,965	$13,650

CASH FLOWS FROM INVESTING ACTIVITIES:

Net Repayment from (Advances to) Associated Companies	22,957	(107,799)	39,030
Capital Expenditures	(299)	(163)	(53)
Purchase of Company Owned Life Insurance	(4,628)	(4,354)	(4,444)

Net Cash Provided by (Used In) Investing Activities	18,030	(112,316)	34,533

CASH FLOWS FROM FINANCING ACTIVITIES:

Net Borrowing from (Repayments of) Lines of Credits	3,013	104,587	(10,800)
Dividends on Common Stock	(44,975)	(40,478)	(36,426)
Proceeds from Sale of Common Stock	13,436	—	—

Net Cash (Used in) Provided by Financing Activities	(28,526)	64,109	(47,226)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,683	(1,242)	957

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	377	1,619	662

CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,060	$377	$1,619

Dividends received from subsidiaries amounted to $12.7 million, $45.9 million, and $10.0 million, in 2011 2010, and 2009 respectively.

See South Jersey Industries, Inc. and Subsidiaries Notes to Consolidated Financial Statements under Item 8.

South Jersey Industries, Inc.
Part IV

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
BALANCE SHEETS
(In Thousands)

	2011	2010
Assets

Property Plant and Equipment:
Nonutility Property, Plant and Equipment, at cost	$894	$859
Accumulated Depreciation	(508)	(615)

Property, Plant and Equipment - Net	386	244

Investments:
Investments in Subsidiaries	680,304	609,281
Available-for-Sale Securities	22	19

Total Investments	680,326	609,300

Current Assets:
Cash and Cash Equivalents	4,060	377
Receivable from Associated Companies	115,113	138,022
Accounts Receivable	30	20
Other	3,094	1,914

Total Current Assets	122,297	140,333

Other Noncurrent Assets	24,006	17,557

Total Assets	$827,015	$767,434

Capitalization and Liabilities

Equity:
Common Stock SJI
Par Value $1.25 a share
Authorized - 60,000,000 shares
Outstanding - 30,212,453 (2011) shares and 29,872,825 (2010)	$37,765	$37,341
Premium on Common Stock	273,303	257,274
Treasury Stock (at par)	(193)	(179)
Accumulated Other Comprehensive Loss	(28,438)	(21,812)
Retained Earnings	341,677	297,473

Total Equity	624,114	570,097

Current Liabilities:
Notes Payable - Banks	194,800	191,787
Payable to Associated Companies	244	195
Accounts Payable	695	243
Other Current Liabilities	1,794	1,523

Total Current Liabilities	197,533	193,748

Other Noncurrent Liabilities	5,368	3,589

Total Capitalization and Liabilities	$827,015	$767,434

See South Jersey Industries, Inc. and Subsidiaries Notes to Consolidated Financial Statements under Item 8.

South Jersey Industries, Inc.
Part IV

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Col. A	Col. B	Col. C		Col. D	Col. E

		Additions

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe (a)	Deductions - Describe (b)	Balance at End of Period

Provision for Uncollectible
Accounts for the Year Ended
December 31, 2011	$8,071	$2,272	$562	$5,568	$5,337

Provision for Uncollectible
Accounts for the Year Ended
December 31, 2010	$6,268	$4,943	$(217)	$2,923	$8,071

Provision for Uncollectible
Accounts for the Year Ended
December 31, 2009	$5,757	$2,728	$595	$2,812	$6,268

(a) Recoveries of accounts previously written off and minor adjustments.
(b) Uncollectible accounts written off.