Form 10-Q
period 2012-03-31
SOUTH JERSEY INDUSTRIES INC
filed 2012-05-07
CIK 91928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of May 1, 2012 there were 30,400,671 shares of the registrant’s common stock outstanding.

Item 1. Unaudited Condensed Consolidated Financial Statements

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Three Months Ended March 31,
	2012	2011
Operating Revenues:
Utility	$179,202	$174,389
Nonutility	95,630	157,533
Total Operating Revenues	274,832	331,922
Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	86,265	82,640
- Nonutility	70,603	133,580
Operations	27,782	25,694
Maintenance	3,192	3,009
Depreciation	9,604	8,652
Energy and Other Taxes	3,878	5,300
Total Operating Expenses	201,324	258,875
Operating Income	73,508	73,047

Other Income and Expense	1,873	6,572
Interest Charges	(5,493)	(5,981)
Income Before Income Taxes	69,888	73,638
Income Taxes	(15,884)	(22,510)
Equity in Earnings of Affiliated Companies	207	703
Income from Continuing Operations	54,211	51,831
Loss from Discontinued Operations - (Net of tax benefit)	(136)	(383)
Net Income	$54,075	$51,448

Basic Earnings Per Common Share:
Continuing Operations	$1.792	$1.734
Discontinued Operations	(0.004)	(0.013)
Basic Earnings Per Common Share	$1.788	$1.721

Average Shares of Common Stock Outstanding - Basic	30,249	29,899

Diluted Earnings Per Common Share:
Continuing Operations	$1.788	$1.728
Discontinued Operations	(0.005)	(0.013)
Diluted Earnings Per Common Share	$1.783	$1.715

Average Shares of Common Stock Outstanding - Diluted	30,323	29,991

Dividends Declared per Common Share (See Note 4)	$0.403	0.365

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,
	2012	2011
Net Income	$54,075	$51,448

Other Comprehensive Loss, Net of Tax:*

Unrealized Gain (Loss) on Available-for-Sale Securities	351	(154)
Unrealized Gain on Derivatives - Other	190	107
Other Comprehensive Loss of Affiliated Companies	(2,282)	(1,079)

Other Comprehensive Loss - Net of Tax*	(1,741)	(1,126)

Comprehensive Income	$52,334	$50,322

* Determined using a combined statutory tax rate of 41%.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,
	2012	2011
Net Cash Provided by Operating Activities	$42,159	$125,979

Cash Flows from Investing Activities:
Capital Expenditures	(45,387)	(32,066)
Net (Purchase of) Proceeds from Sale of Restricted Investments in Margin Account	(4,538)	1,718
Investment in Long-Term Receivables	(1,480)	(1,492)
Proceeds from Long-Term Receivables	2,293	1,691
Investment in Affiliate	(16,286)	(19,933)
Advances on Notes Receivable - Affiliate	(10,011)	(18,573)
Repayment of Notes Receivable - Affiliate	3,796	26,050
Other	(567)	(4,139)

Net Cash Used in Investing Activities	(72,180)	(46,744)

Cash Flows from Financing Activities:
Net Borrowings from (Repayments of) Short-Term Credit Facilities	23,300	(98,200)
Payments for Issuance of Long-Term Debt	(172)	(10)
Proceeds from Sale of Common Stock	2,902	—
Proceeds from Finance Obligation	—	19,920

Net Cash Provided by (Used in) Financing Activities	26,030	(78,290)

Net (Decrease) Increase in Cash and Cash Equivalents	(3,991)	945
Cash and Cash Equivalents at Beginning of Period	7,538	2,363

Cash and Cash Equivalents at End of Period	$3,547	$3,308

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	March 31, 2012	December 31, 2011
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$1,553,865	$1,515,274
Accumulated Depreciation	(363,060)	(357,245)
Nonutility Property and Equipment, at cost	225,400	221,051
Accumulated Depreciation	(29,157)	(26,687)

Property, Plant and Equipment - Net	1,387,048	1,352,393

Investments:
Available-for-Sale Securities	7,262	6,677
Restricted	23,197	18,658
Investment in Affiliates	47,862	31,815

Total Investments	78,321	57,150

Current Assets:
Cash and Cash Equivalents	3,547	7,538
Accounts Receivable	152,623	135,253
Unbilled Revenues	29,862	42,961
Provision for Uncollectibles	(5,396)	(5,337)
Notes Receivable - Affiliate	2,964	2,747
Natural Gas in Storage, average cost	45,625	68,823
Materials and Supplies, average cost	2,918	2,794
Deferred Income Taxes - Net	—	12,779
Prepaid Taxes	9,580	22,303
Derivatives - Energy Related Assets	38,545	37,461
Other Prepayments and Current Assets	14,295	13,287

Total Current Assets	294,563	340,609

Regulatory and Other Noncurrent Assets:
Regulatory Assets	314,448	315,221
Derivatives - Energy Related Assets	9,814	8,135
Unamortized Debt Issuance Costs	7,401	7,009
Notes Receivable-Affiliate	112,939	111,946
Contract Receivables	13,517	13,280
Other	42,324	41,767

Total Regulatory and Other Noncurrent Assets	500,443	497,358

Total Assets	$2,260,375	$2,247,510

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	March 31, 2012	December 31, 2011
Capitalization and Liabilities
Equity:
Common Stock	$37,887	$37,765
Premium on Common Stock	276,677	273,303
Treasury Stock (at par)	(145)	(193)
Accumulated Other Comprehensive Loss	(30,179)	(28,438)
Retained Earnings	383,552	341,677

Total Equity	667,792	624,114

Long-Term Debt	426,400	424,213

Total Capitalization	1,094,192	1,048,327

Current Liabilities:
Notes Payable	344,700	321,400
Current Portion of Long-Term Debt	—	2,187
Accounts Payable	128,203	153,666
Customer Deposits and Credit Balances	18,371	24,914
Environmental Remediation Costs	18,709	24,721
Taxes Accrued	6,102	3,168
Derivatives - Energy Related Liabilities	36,712	38,738
Deferred Income Taxes - Net	3,794	—
Deferred Contract Revenues	781	996
Dividends Payable	12,200	—
Interest Accrued	4,905	6,408
Pension Benefits	1,240	1,275
Other Current Liabilities	7,075	10,498

Total Current Liabilities	582,792	587,971

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	290,594	295,434
Investment Tax Credits	833	905
Pension and Other Postretirement Benefits	86,153	109,021
Environmental Remediation Costs	73,962	69,439
Asset Retirement Obligations	29,490	29,430
Derivatives - Energy Related Liabilities	5,220	7,367
Derivatives - Other	12,084	14,046
Regulatory Liabilities	48,822	48,311
Finance Obligation	22,323	22,549
Other	13,910	14,710

Total Deferred Credits and Other Noncurrent Liabilities	583,391	611,212

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$2,260,375	$2,247,510

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

 Notes to Unaudited Condensed Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

BASIS OF PRESENTATION — The condensed consolidated financial statements include the accounts of SJI, its wholly-owned subsidiaries and subsidiaries in which we have a controlling interest. We eliminate all significant intercompany accounts and transactions. In management’s opinion, the condensed consolidated financial statements reflect all normal and recurring adjustments needed to fairly present SJI’s financial position,operating results and cash flows at the dates and for the periods presented. SJI’s businesses are subject to seasonal fluctuations and, accordingly, this interim financial information should not be the basis for estimating the full year’s operating results. As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), the accompanying unaudited condensed consolidated financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These financial statements should be read in conjunction with SJI’s 2011 Annual Report on Form 10-K for a more complete discussion of the Company’s accounting policies and certain other information.

REVENUE BASED TAXES — SJI collects certain revenue-based energy taxes from customers. Such taxes include New Jersey State Sales Tax, Transitional Energy Facility Assessment (TEFA) and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. TEFA and PUA are included in both utility revenue and cost of sales and totaled $2.5 million and $3.9 million for the three months ended March 31, 2012 and 2011, respectively.

GAS EXPLORATION AND DEVELOPMENT - The Company capitalizes all costs associated with gas property acquisition, exploration and development activities under the full cost method of accounting. Capitalized costs include costs related to unproved properties, which are not amortized until proved reserves are found or it is determined that the unproved properties are impaired. All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. During the three months ended March 31, 2012, the Company recorded $1.1 million of impairment charges within Other Income and Expense on the condensed consolidated statement of income due to a reduction in the expected cash flows to be received from certain shallow wells in the Marcellus region. No impairment charges were recorded during the three months ended March 31, 2011. As of March 31, 2012 and December 31, 2011, $9.1 million and $9.6 million, respectively, related to interests in proved and unproved properties in Pennsylvania, net of amortization, is included with Nonutility Property and Equipment and Other Noncurrent Assets on the condensed consolidated balance sheets.

TREASURY STOCK – SJI uses the par value method of accounting for treasury stock. As of March 31, 2012 and December 31, 2011, SJI held 116,232 and 154,718 shares of treasury stock, respectively. These shares are related to deferred compensation arrangements where the amounts earned are held in the stock of SJI.

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

NEW ACCOUNTING PRONOUNCEMENTS — Other than as described below, no new accounting pronouncement issued or effective during 2011 and 2012 had, or is expected to have, a material impact on the condensed consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU amends ASC Topic 820 to include a consistent definition of the term “fair value” and set forth common requirements for measuring fair value and disclosing information about fair value measurements in financial statements. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance modified the disclosures around fair value, but did not have an impact on the Company's financial statement results.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  This ASU allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with a total for other comprehensive income, and a total amount for comprehensive income.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  In January 2012, the FASB issued ASU 2011-12, Deferral of the Effective Date for the Presentation of Reclassification Adjustments Out of Accumulated Other Comprehensive Income, which defers the provisions related to the presentation of reclassification adjustments. The other portions of the ASU remain unchanged and are effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance did not have an impact on the Company's financial statement results.

In January 2012, the FASB issued ASU 2011-11, Enhanced Disclosure Requirements Concerning Offsetting of Financial Assets and Financial Liabilities. This ASU amends ASC 210-20 to add disclosure requirements in respect of the offsetting of financial assets and financial liabilities. The new guidance is effective for fiscal years beginning on or after January 1, 2013. Management does not anticipate that the adoption of this guidance will have an impact on the Company's financial statement results.

2.	STOCK-BASED COMPENSATION PLAN:

Under the Amended and Restated 1997 Stock-Based Compensation Plan, no more than 2,000,000 shares in the aggregate may be issued to SJI’s officers (Officers), non-employee directors (Directors) and other key employees. The plan will terminate on January 26, 2015, unless terminated earlier by the Board of Directors. No options were granted or outstanding during the three months ended March 31, 2012 and 2011.  No stock appreciation rights have been issued under the plan. During the three months ended March 31, 2012 and 2011, SJI granted 40,709 and 40,470 restricted shares to Officers and other key employees, respectively.   These restricted shares vest over a three-year period and are subject to SJI achieving certain market and earnings-based performance targets as compared to a peer group average, which can cause the actual amount of shares that ultimately vest to range from between 0% to 150% of the original share units granted. Grants containing market-based performance targets have been issued in each of the last three years and use SJI's total shareholder return (TSR) relative to a peer group to measure performance. Beginning with 2012, grants containing earnings-based targets have also been issued. These new grants are based on SJI's earnings per share growth rate relative to a peer group to measure performance. During the three months ended March 31, 2012 and 2011, SJI granted 9,904 and 10,998 restricted shares to Directors, respectively.  Shares issued to Directors vest over a three-year service period and contain no performance conditions. As a result, 100% of the shares granted generally vest.

See Note 2 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2011 for the related accounting policy.

The following table summarizes the nonvested restricted stock awards outstanding at March 31, 2012 and the assumptions used to estimate the fair value of the awards:

	Grant Date	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free InterestRate
Officers & Key Employees -	Jan. 2010 - TSR	52,404	$39.020	29.0%	1.65%
	Jan. 2011 - TSR	40,227	$50.940	27.5%	1.01%
	Jan. 2012 - TSR	20,266	$51.230	22.5%	0.43%
	Jan. 2012 - EPS	20,266	$56.930	N/A	N/A

Directors -	Jan. 2010	13,360	$37.825	—	—
	Jan. 2011	8,554	$52.940	—	—
	Jan. 2012	9,904	$56.580	—	—

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

The following table summarizes the total stock-based compensation cost for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Officers & Key Employees	$523	$466
Directors	127	130
Total Cost	650	596

Capitalized	(58)	(55)
Net Expense	$592	$541

As of March 31, 2012, there was $4.6 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 2.2 years.

The following table summarizes information regarding restricted stock award activity during the three months ended March 31, 2012, excluding accrued dividend equivalents:

	Officers &Other Key Employees	Directors	Weighted Average Fair Value
Nonvested Shares Outstanding, January 1, 2012	92,907	21,914	$44.112
Granted	40,709	9,904	$54.569
Canceled/Forfeited	(453)	—	$49.430
Nonvested Shares Outstanding, March 31, 2012	133,163	31,818	$47.305

During the three months ended March 31, 2012 and 2011, SJI awarded 33,322 shares to its Officers and other key employees, which had vested at December 31, 2011, at a market value of $1.9 million, and 69,271 shares, which had vested at December 31, 2010, at a market value of $3.7 million, respectively. Also, during the three months ended March 31, 2012 and 2011, SJI awarded 9,904 and 10,998 shares to its Directors at a market value of $0.6 million for each period. The Company has a policy of issuing new shares to satisfy its obligations under these plans; therefore, there are no cash payment requirements resulting from the normal operation of this plan. However, a change in control could result in such shares becoming nonforfeitable or immediately payable in cash.  At the discretion of the Officers, Directors and other key employees, the receipt of vested shares can be deferred until future periods.  These deferred shares are included in Treasury Stock on the condensed consolidated balance sheets.

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

SJI conducts tests annually to estimate the environmental remediation costs for these properties.

Summarized operating results of the discontinued operations for the three months ended March 31, were (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Loss before Income Taxes:
Sand Mining	$(196)	$(194)
Fuel Oil	(14)	(395)
Income Tax Benefits	74	206
Loss from Discontinued Operations — Net	$(136)	$(383)
Earnings Per Common Share from
Discontinued Operations — Net:
Basic	$(0.004)	$(0.013)
Diluted	$(0.005)	$(0.013)

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

During the first three months of 2012 and 2011, the Company made investments in, and provided net advances to, unconsolidated affiliates of $22.5 million and $12.5 million, respectively. The purpose of these investments and advances was to develop several landfill gas-fired electric production facilities, solar and thermal energy projects, and to cover certain project related costs of LVE (See Note 11).  As of March 31, 2012 and December 31, 2011, the outstanding balance on these Notes Receivable – Affiliate was $115.9 million and $114.7 million, respectively. Approximately $62.8 million of these notes are secured by property, plant and equipment of the affiliates, accrue interest at 7.5% and are to be repaid through 2025. The remaining $53.1 million of these notes are unsecured, and are either non-interest bearing or accrue interest at variable rates and are to be repaid when the affiliate secures permanent financing.

SJI holds significant variable interests in these entities but is not the primary beneficiary. Consequently, these entities are accounted for under the equity method because SJI does not have both a) the power to direct the activities of the entity that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. As of March 31, 2012, the Company had a net asset of approximately $45.9 million included in Investment in Affiliates and Other Noncurrent Liabilities on the condensed consolidated balance sheets related to equity method investees, in addition to Notes Receivable – Affiliate as discussed above. SJI’s maximum exposure to loss from these entities as of March 31, 2012 is limited to its combined equity contributions and the Notes Receivable-Affiliate in the amount of $164.9 million.

SJI and a joint venture partner formed Potato Creek, LLC (Potato Creek) in which SJI has a 30% equity interest.  Potato Creek owns and manages the oil, gas and mineral rights of certain real estate in Pennsylvania.

4.	COMMON STOCK:

The following shares were issued and outstanding at March 31:

2012
Beginning Balance, January 1	30,212,453
New Issues During Period:
Dividend Reinvestment Plan	54,230
Stock-Based Compensation Plan	43,226
Ending Balance, March 31	30,309,909

The par value ($1.25 per share) of stock issued was recorded in Common Stock and the net excess over par value of approximately $3.4 million was recorded in Premium on Common Stock.

EARNINGS PER COMMON SHARE (EPS) — Basic EPS is based on the weighted-average number of common shares outstanding.  The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 73,271 and 92,273 shares for the three months ended March 31, 2012 and 2011, respectively. These shares relate to SJI’s restricted stock as discussed in Note 2.

DIVIDEND REINVESTMENT PLAN (DRP) —The Company offers a DRP which allows participating shareholders to purchase shares of SJI common stock by automatic reinvestment of dividends or optional purchases. From April 2008 through April 2011, shares of common stock offered by the DRP have been purchased in open market transactions.  Beginning in May 2011, shares of common stock offered by the DRP have been issued directly by SJI from its authorized but unissued shares of common stock. For the three months ended March 31, 2012, $2.9 million of equity capital was raised through the DRP.

5.	FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS — In accordance with the terms of the Marina and certain SJG loan agreements, unused proceeds are required to be escrowed pending approval of construction expenditures. As of both March 31, 2012 and December 31, 2011, the escrowed proceeds, including interest earned, totaled $1.3 million.

The Company maintains margin accounts with selected counterparties to support its risk management activities. The balances required to be held in these margin accounts increase as the net value of the outstanding energy related contracts with the respective counterparties decrease. As of March 31, 2012 and December 31, 2011, the balances in these accounts totaled $21.9 million and $17.3 million, respectively. The carrying amounts of the Restricted Investments approximate their fair values at March 31, 2012 and December 31, 2011, which would be included in Level 1 of the fair value hierarchy (See Note 13 - Fair Value of Financial Assets and Financial Liabilities).

LONG-TERM RECEIVABLES — SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources.  The terms of these loans call for customers to make monthly payments over a period of up to five years with no interest.  The carrying amounts of such loans were $12.4 million and $11.7 million as of March 31, 2012 and December 31, 2011, respectively. The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Contract Receivables on the condensed consolidated balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $1.4 million and $1.2 million as of March 31, 2012 and December 31, 2011, respectively.  The annual amortization to interest is not material to the Company’s condensed consolidated financial statements.  The carrying amounts of these receivables approximate their fair value at March 31, 2012 and December 31, 2011, which would be included in Level 2 of the fair value hierarchy (See Note 13 - Fair Value of Financial Assets and Financial Liabilities).

CREDIT RISK - As of March 31, 2012, approximately $16.9 million, or 35.0%, of the current and noncurrent Derivatives – Energy Related Assets are with a single retail counterparty. This counterparty has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assigned to SJI in the event of a default by the counterparty.

FINANCE OBLIGATION - During 2010, ACB Energy Partners LLC (ACB), a wholly-owned subsidiary of Energenic, of which Marina has a 50% equity interest, completed construction of a combined heat and power generating facility to serve, under an energy services agreement, a thermal plant owned by Marina. Construction period financing was provided by Marina. Due to its continuing involvement in the facility, Marina is considered the owner of the facility for accounting purposes. As a result, the Company included costs to construct the facility within Nonutility Property, Plant and Equipment on the condensed consolidated balance sheets of $23.5 million as of both March 31, 2012 and December 31, 2011. In addition, the Company includes repayments from ACB to Marina on the construction loan within the Finance Obligation on the condensed consolidated balance sheets. Marina does not have a fixed payment obligation to ACB; as a result, the Finance Obligation is classified as a noncurrent liability on the condensed consolidated balance sheets. The costs to construct the facility and the repayments of the construction loan are amortized over the term of the energy services agreement. The impact on the condensed consolidated statements of income is not significant. As a result, the Company recorded $22.3 million and $22.5 million, net of amortization, within Finance Obligation on the condensed consolidated balance sheets at March 31, 2012 and December 31, 2011, respectively.

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE - The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. The carrying amounts of SJI's financial instruments that are not carried at fair value, including those financial instruments disclosed in this footnote, approximate their fair values at March 31, 2012 and December 31, 2011, except as noted below.

•
For Long-Term Debt, in estimating the fair value, we use the present value of remaining cash flows at the balance sheet date. We based the estimates on interest rates available to SJI at the end of each period for debt with similar terms and maturities (Level 2 in the fair value hierarchy, see Note 13 - Fair Value of Financial Assets and Financial Liabilities). The estimated fair values of SJI's long-term debt, including current maturities, as of March 31, 2012 and December 31, 2011, were $519.8 million and $533.4 million, respectively.  The carrying amounts of SJI's long-term debt, including current maturities, as of both March 31, 2012 and December 31, 2011, was $426.4 million.

6.	SEGMENTS OF BUSINESS:

SJI operates in several different reportable operating segments which reflect the financial information regularly evaluated by the chief operating decision maker. Gas Utility Operations (SJG) consists primarily of natural gas distribution to residential, commercial and industrial customers. Wholesale Energy Operations include SJRG’s and SJEX's activities. SJE is involved in both retail gas and retail electric activities. Retail Gas and Other Operations include natural gas acquisition and transportation service business lines. Retail Electric Operations consist of electricity acquisition and transportation to commercial and industrial customers. On-Site Energy Production consists of Marina’s thermal energy facility and other energy-related projects. Appliance Service Operations includes SJESP’s servicing of appliances under warranty via a subcontractor arrangement as well as on a time and materials basis, and the installation of residential and small commercial HVAC systems.  The Retail Energy Operations caption includes Retail Gas and Other, Retail Electric, On-Site Energy Production and Appliance Service Operations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  Intersegment sales and transfers are treated as if the sales or transfers were to third parties at current market prices.

Information about SJI’s operations in different reportable operating segments is presented below (in thousands):

	Three Months Ended March 31,
	2012	2011
Operating Revenues:
Gas Utility Operations	$179,436	$180,323
Wholesale Energy Operations	17,642	48,271
Retail Energy Operations:
Retail Gas and Other Operations	18,192	37,242
Retail Electric Operations	50,187	59,895
On-Site Energy Production	7,901	9,788
Appliance Service Operations	3,282	4,434
Subtotal Retail Energy Operations	79,562	111,359
Corporate & Services	6,714	5,964
Subtotal	283,354	345,917
Intersegment Sales	(8,522)	(13,995)
Total Operating Revenues	$274,832	$331,922

	Three Months Ended March 31,
	2012	2011
Operating Income (Loss):
Gas Utility Operations	$58,855	$58,493
Wholesale Energy Operations	10,672	9,657
Retail Energy Operations:
Retail Gas and Other Operations	(152)	773
Retail Electric Operations	4,944	3,863
On-Site Energy Production	(338)	1,094
Appliance Service Operations	(441)	(590)
Subtotal Retail Energy Operations	4,013	5,140
Corporate and Services	(32)	(243)
Total Operating Income	$73,508	$73,047

Depreciation and Amortization:
Gas Utility Operations	$10,962	$10,303
Wholesale Energy Operations	53	66
Retail Energy Operations:
Retail Gas and Other Operations	8	7
On-Site Energy Production	2,004	990
Appliance Service Operations	84	74
Subtotal Retail Energy Operations	2,096	1,071
Corporate and Services	164	161
Total Depreciation and Amortization	$13,275	$11,601

Interest Charges:
Gas Utility Operations	$4,189	$5,029
Wholesale Energy Operations	86	13
Retail Energy Operations:
Retail Gas and Other Operations	38	60
On-Site Energy Production	1,019	1,013
Subtotal Retail Energy Operations	1,057	1,073
Corporate and Services	721	495
Subtotal	6,053	6,610
Intersegment Borrowings	(560)	(629)
Total Interest Charges	$5,493	$5,981

Income Taxes:
Gas Utility Operations	$20,977	$22,046
Wholesale Energy Operations	3,981	4,162
Retail Energy Operations:
Retail Gas and Other Operations	184	514
Retail Electric Operations	2,020	1,578
On-Site Energy Production	(11,174)	(6,793)
Appliance Service Operations	(163)	999
Subtotal Retail Energy Operations	(9,133)	(3,702)
Corporate and Services	59	4
Total Income Taxes	$15,884	$22,510

	Three Months Ended March 31,
	2012	2011
Property Additions:
Gas Utility Operations	$40,656	$20,438
Wholesale Energy Operations	4	24
Retail Energy Operations:
Retail Gas and Other Operations	53	13
On-Site Energy Production	5,297	6,707
Appliance Service Operations	—	1
Subtotal Retail Energy Operations	5,350	6,721
Corporate and Services	405	279
Total Property Additions	$46,415	$27,462

	March 31, 2012	December 31, 2011
Identifiable Assets:
Gas Utility Operations	$1,635,983	$1,615,723
Wholesale Energy Operations	136,072	159,424
Retail Energy Operations:
Retail Gas and Other Operations	15,781	14,659
Retail Electric Operations	33,951	31,225
On-Site Energy Production	255,404	275,053
Appliance Service Operations	9,031	11,335
Subtotal Retail Energy Operations	314,167	332,272
Discontinued Operations	138	224
Corporate and Services	185,312	156,252
Intersegment Assets	(11,297)	(16,385)
Total Identifiable Assets	$2,260,375	$2,247,510

7.	RATES AND REGULATORY ACTIONS:

SJG is subject to the rules and regulations of the New Jersey Board of Public Utilities (BPU). In October 2011, SJG filed a petition with the BPU requesting to modify and extend its Capital Investment Recovery Tracker (CIRT II) program. The petition requested an additional incremental investment of $40.0 million in 2012 and $50.0 million in 2013 (see Note 15 - Subsequent Events).

There have been no other significant regulatory actions or changes to SJG's rate structure since December 31, 2011. See Note 10 to the Consolidated Financial Statements in Item 8 of SJI's Annual Report on Form 10-K as of December 31, 2011.

8.	REGULATORY ASSETS & REGULATORY LIABILITIES:

There have been no significant changes to the nature of the Company’s regulatory assets and liabilities since December 31, 2011 which are described in Note 11 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2011.

Regulatory Assets consisted of the following items (in thousands):

	March 31, 2012	December 31, 2011
Environmental Remediation Costs:
Expended - Net	$41,303	$45,815
Liability for Future Expenditures	88,370	89,984
Deferred Asset Retirement Obligation Costs	25,069	25,162
Deferred Pension and Other Postretirement Benefit Costs	88,529	88,624
Deferred Gas Costs - Net	9,730	22,441
Conservation Incentive Program Receivable	29,626	13,580
Societal Benefit Costs Receivable	10,015	8,618
Premium for Early Retirement of Debt	497	537
Deferred Interest Rate Contracts	6,601	8,146
Energy Efficiency Tracker	10,606	8,464
Other Regulatory Assets	4,102	3,850

Total Regulatory Assets	$314,448	$315,221

Regulatory Liabilities consisted of the following items (in thousands):

	March 31, 2012	December 31, 2011
Excess Plant Removal Costs	$46,963	$47,230
Other Regulatory Liabilities	1,859	1,081

Total Regulatory Liabilities	$48,822	$48,311

CONSERVATION INCENTIVE PROGRAM (CIP) RECEIVABLE – The increase in this receivable is primarily the result of unusually warm weather experienced in the region during the first quarter of 2012. The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer.

DEFERRED GAS COSTS – NET – Over/under collections of gas costs are monitored through SJG’s BGSS clause.  Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability.  Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval.  The BGSS decreased from a $22.4 million regulatory asset at December 31, 2011 to a $9.7 million regulatory asset at March 31, 2012 primarily due to gas costs recovered from customers exceeding the actual cost of the commodity incurred during the first three months of 2012, as a result of natural gas prices remaining at very low levels.

9.	PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three months ended March 31, 2012 and 2011, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended March 31,
	2012	2011
Service Cost	$1,189	$1,013
Interest Cost	2,399	2,358
Expected Return on Plan Assets	(2,760)	(2,344)
Amortizations:
Prior Service Cost	63	67
Actuarial Loss	1,755	1,303
Net Periodic Benefit Cost	2,646	2,397
Early Retirement Incentive Program Costs (ERIP)	—	102
Capitalized Benefit Costs	(980)	(910)
Total Net Periodic Benefit Expense	$1,666	$1,589

	Other Postretirement Benefits
	Three Months Ended March 31,
	2012	2011
Service Cost	$293	$270
Interest Cost	768	780
Expected Return on Plan Assets	(558)	(562)
Amortizations:
Prior Service Credits	(71)	(89)
Actuarial Loss	380	393
Net Periodic Benefit Cost	812	792
Capitalized Benefit Costs	(302)	(308)
Total Net Periodic Benefit Expense	$510	$484

Capitalized benefit costs reflected in the table above relate to SJG’s construction program.

The ERIP costs reflected in the table above relate to an early retirement plan offered during 2011 to one of our business segments.

SJI contributed $25.0 million to the pension plans in January 2012. No contributions were made to the pension plans during the three months ended March 31, 2011. Payments related to the unfunded supplemental executive retirement plan (SERP) plan are expected to approximate $1.3 million in 2012. SJG also has a regulatory obligation to contribute approximately $3.6 million annually to the other postretirement benefit plans’ trusts, less direct costs incurred.

See Note 12 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2011, for additional information related to SJI’s pension and other postretirement benefits.

10.	UNUSED LINES OF CREDIT:

Credit facilities and available liquidity as of March 31, 2012 were as follows (in thousands):

Company	Total Facility	Usage	Available Liquidity	Expiration Date
SJG:
Commercial Paper Program/Revolving Credit Facility	$200,000	$121,100	$78,900	May 2015
Uncommitted Bank Lines (B)	10,000	—	10,000	Various

Total SJG	210,000	121,100	88,900

SJI:

Revolving Credit Facility	$300,000	$213,108	$86,892	April 2015 (A)
Term Line of Credit	30,000	30,000	—	November 2013

Total SJI	330,000	243,108	86,892

Total	$540,000	$364,208	$175,792

(A) Includes letters of credit outstanding in the amount of $19.5 million.

(B) SJG reduced the uncommitted bank lines by $10.0 million as of March 31, 2012.
The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary, the SJI facilities can also be used to support SJG’s liquidity needs. Borrowings under these credit facilities are at market rates. The weighted average interest rate on these borrowings, which changes daily, was 1.06% and 0.98% at March 31, 2012 and 2011, respectively. Average borrowings outstanding under these credit facilities, not including letters of credit, during the three months ended March 31, 2012 and 2011 were $351.6 million and $213.9 million, respectively. The maximum amounts outstanding under these credit facilities, not including letters of credit, during the three months ended March 31, 2012 and 2011 were $377.8 million and $258.4 million, respectively.

The SJI and SJG facilities are provided by a syndicate of banks and contain one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreements) to not more than 0.65 to 1, measured at the end of each fiscal quarter. SJI and SJG were in compliance with this covenant as of March 31, 2012.

During the third quarter of 2011, SJG began a commercial paper program under which SJG may issue short-term, unsecured promissory notes to qualified investors up to a maximum aggregate amount outstanding at any time of $200.0 million.  The notes  have fixed maturities which vary by note, but may not exceed 270 days from the date of issue. Proceeds from the notes are used for general corporate purposes.  SJG uses the commercial paper program in tandem with the $200.0 million revolving credit facility and does not expect the principal amount of borrowings outstanding under the commercial paper program and the credit facility at any time to exceed an aggregate of $200.0 million.

11.	COMMITMENTS AND CONTINGENCIES:

GUARANTEES — The Company has recorded a liability of $1.9 million which is included in Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the condensed consolidated balance sheets as of March 31, 2012 for the fair value of the following guarantees:

In April 2007, SJI guaranteed certain obligations of LVE Energy Partners, LLC (LVE) an unconsolidated joint venture in which Marina has a 50% equity interest.  LVE entered into a 25-year contract with a resort developer to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada.  LVE began construction of the facility in 2007 and expected to provide full energy service in 2010 when the resort was originally scheduled to be completed.  LVE suspended construction of the district energy system and central energy center in January 2009 after the resort developer’s August 2008 announcement that it was delaying the completion of construction of the resort due to the difficult environment in the capital markets and weak economic conditions.  The resort developer had indicated that it was considering different strategies to move its project forward, including opening its project in phases and obtaining a partner, but that it was unlikely construction would resume during 2009.  In March 2012, the resort developer, repeating previous disclosures, indicated again that it does not expect to resume construction on the project for three to five years.  The resort developer stated that it remains committed to having a significant presence on the Las Vegas Strip as part of a long-term growth strategy and continues to view this site as a major strategic asset.

The district energy system and central energy center are being financed by LVE with debt that is non-recourse to SJI. The outstanding balance of LVE’s bank debt is approximately $192.7 million as of March 31, 2012.  As a result of the construction delay, the district energy system and central energy center were not completed by the end of 2010 as originally expected. Consequently, the full amount of LVE’s debt became due and payable in December 2010. LVE intends to seek additional financing to complete the facility once construction of the resort resumes, however, as of December 31, 2010, LVE was in default under the financing agreements with the banks.  The Energy Sales Agreement between LVE and the resort developer includes a payment obligation by the resort developer to pay certain fees and expenses to LVE. A portion of this payment obligation is guaranteed to LVE’s lenders by the parent of the resort developer.

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

As of March 31, 2012, the Company had a net liability of approximately $1.6 million included in Other Noncurrent Liabilities on the condensed consolidated balance sheets related to this project, in addition to unsecured Notes Receivable – Affiliate of approximately $53.1 million due from LVE. As of March 31, 2012, SJI’s capital at risk is limited to its equity contributions, letters of credit and the unsecured notes receivable totaling approximately $71.3 million. During 2012, SJI provided support to LVE of approximately $0.6 million to cover interest and other project related costs.

As a result of the construction delay, management has evaluated the investment in LVE and concluded that the fair value of this investment continues to be in excess of the carrying value as of March 31, 2012.

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

As of March 31, 2012, SJI had issued $5.2 million of parental guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable our subsidiary to market retail natural gas.

CAPITAL CONTRIBUTION OBLIGATION -  In February 2011, ACR Energy Partners, LLC (ACR), a wholly-owned subsidiary of Energenic, of which Marina has a 50% equity interest, entered into a 20 year contract with a developer to build, own and operate a central energy center and energy distribution system for a planned hotel, casino and entertainment complex in Atlantic City, New Jersey. ACR is currently providing construction energy to the complex and will provide full energy services when the complex is completed in 2012. Marina and its joint venture partner are obligated to make capital contributions to ACR, through Energenic, that will enable ACR to a) repay $42.0 million of construction advances made by the developer and b) deposit $2.8 million in a debt service reserve fund, provided, in each case, that the developer has met certain conditions. These conditions include, among others, substantial completion of the complex and demonstration of adequate financial resources to operate the complex. Marina and its joint venture partner have also agreed to provide a $5.0 million letter of credit in 2012 to support certain operating performance obligations of ACR under the operating agreements between ACR and the developer, provided the developer has met the conditions just outlined. SJI and its partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI to or on behalf of ACR. During the first quarter of 2012, Marina and its joint venture partner each made capital contributions to ACR, through Energenic, of $16.3 million and expect to make the remaining capital contributions in the second quarter of 2012.

COLLECTIVE BARGAINING AGREEMENTS — Unionized personnel represent approximately 48.0% of our workforce at March 31, 2012. The Company has collective bargaining agreements with two unions that represent these employees: the International Brotherhood of Electrical Workers (IBEW) Local 1293 and the International Association of Machinists and Aerospace Workers (IAM) Local 76.  SJG and SJESP employees represented by the IBEW operate under a collective bargaining agreement that runs through February 2013, with the option to extend until February 2014 at the union’s election. The remaining unionized employees represented by the IAM operate under a collective bargaining agreement that expires in August 2014.

STANDBY LETTERS OF CREDIT — As of March 31, 2012, SJI provided $19.5 million of standby letters of credit through SJI’s revolving credit facility to enable SJE to market retail electricity and for various construction activities. The Company has also provided $87.5 million of additional letters of credit under separate facilities outside of the revolving credit facility to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system and to finance Marina's initial thermal plant project.

PENDING LITIGATION — The Company is subject to claims arising in the ordinary course of business and other legal proceedings. The Company has been named in, among other actions, certain product liability claims related to our former sand mining subsidiary. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $2.9 million related to all claims in the aggregate, as of both March 31, 2012 and December 31, 2011. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

ENVIRONMENTAL REMEDIATION COSTS — SJI incurred and recorded costs for environmental cleanup of 12 sites where SJG or its predecessors operated gas manufacturing plants. SJG stopped manufacturing gas in the 1950s. SJI and some of its nonutility subsidiaries also recorded costs for environmental cleanup of sites where SJF previously operated a fuel oil business and Morie maintained equipment, fueling stations and storage. There have been no changes to the status of the Company’s environmental remediation efforts since December 31, 2011 as described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2011.

12.	DERIVATIVE INSTRUMENTS:

Certain SJI subsidiaries are involved in buying, selling, transporting and storing natural gas and buying and selling retail electricity for their own accounts as well as managing these activities for third parties. These subsidiaries are subject to market risk on expected future purchases and sales due to commodity price fluctuations. The Company uses a variety of derivative instruments to limit this exposure to market risk in accordance with strict corporate guidelines.  These derivative instruments include forward contracts, swap agreements, options contracts and futures contracts. As of March 31, 2012, the Company had outstanding derivative contracts intended to limit the exposure to market risk on 20.7 MMdts (1 MMdts = one million decatherms) of expected future purchases of natural gas, 20.0 MMdts of expected future sales of natural gas, 0.9 MMmwh (1 MMmwh = one million megawatt hours) of expected future purchases of electricity and 0.6 MMmwh of expected future sales of electricity.  These contracts, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives — Energy Related Assets or Derivatives — Energy Related Liabilities on the condensed consolidated balance sheets. The net unrealized pre-tax gains and losses for these energy related commodity contracts are included with realized gains and losses in Operating Revenues – Nonutility.

The Company has also entered into interest rate derivatives to hedge exposure to increasing interest rates and the impact of those rates on cash flows of variable-rate debt. Some of these derivatives have been designated as hedging instruments under GAAP. There have been no significant changes to the Company’s active interest rate swaps since December 31, 2011 which are described in Note 16 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2011.

The fair values of all derivative instruments, as reflected in the condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011, are as follows (in thousands):

Derivatives not designated as hedging instruments under GAAP	March 31, 2012		December 31, 2011
	Assets	Liabilities	Assets	Liabilities
Energy related commodity contracts:
Derivatives – Energy Related – Current	$38,545	$36,712	$37,461	$38,738
Derivatives – Energy Related – Non-Current	9,814	5,220	8,135	7,367
Interest rate contracts:
Derivatives - Other	—	9,002	—	10,684
Total derivatives not designated as hedging instruments under GAAP	48,359	50,934	45,596	56,789

Derivatives designated as hedging instruments under GAAP

Interest rate contracts:
Derivatives - Other	—	3,082	—	3,362
Total derivatives designated as hedging instruments under GAAP	—	3,082	—	3,362

Total Derivatives	$48,359	$54,016	$45,596	$60,151

The effect of derivative instruments on the condensed consolidated statements of income for the three months ended March 31, 2012 and 2011 are as follows (in thousands):

	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2012	2011
Interest Rate Contracts:
Gains (losses) recognized in OCI on effective portion	$136	$(180)
Losses reclassified from accumulated OCI into income (a)	$(186)	$(360)
Gains (losses) recognized in income on ineffective portion (a)	—	—

(a) Included in Interest Charges

	Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments under GAAP	2012	2011
Gains on energy related commodity contracts (a)	$6,971	$4,475
Gains on interest rate contracts (b)	136	261

Total	$7,107	$4,736

(a)  Included in Operating Revenues - Non Utility
(b)  Included in Interest Charges

Net realized losses associated with SJG’s energy-related financial commodity contracts of $5.0 million and $4.6 million for the three months ended March 31, 2012 and 2011, respectively, are not included in the above table. These contracts are part of SJG’s regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to, and recoverable through, regulatory riders, any changes in the value of SJG’s energy related financial commodity contracts are deferred in Regulatory Assets or Liabilities and there is no impact to earnings.

Certain of the Company’s derivative instruments contain provisions that require immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions in the event of a material adverse change in the credit standing of the Company. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on March 31, 2012, is $15.5 million.   If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2012, the Company would have been required to settle the instruments immediately or post collateral to its counterparties of approximately $14.5 million after offsetting asset positions with the same counterparties under master netting arrangements.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of March 31, 2012	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$7,262	$700	$6,562	$—
Derivatives – Energy Related Assets (C)	48,359	24,382	15,456	8,521
	$55,621	$25,082	$22,018	$8,521

Liabilities

Derivatives – Energy Related Liabilities (C)	$41,932	$24,791	$6,662	$10,479
Derivatives – Other (B)	12,084	—	12,084	—
	$54,016	$24,791	$18,746	$10,479

As of December 31, 2011	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$6,677	$619	$6,058	$—
Derivatives – Energy Related Assets (C)	45,596	24,689	16,582	4,325
	$52,273	$25,308	$22,640	$4,325

Liabilities

Derivatives – Energy Related Liabilities (C)	$46,105	$22,495	$13,327	$10,283
Derivatives – Other (B)	14,046	—	14,046	—
	$60,151	$22,495	$27,373	$10,283

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

(B) Derivatives – Other are valued using quoted prices on commonly-quoted intervals, which are interpolated for periods different than the quoted intervals, as inputs to a market valuation model. Market inputs can generally be verified and model selection does not involve significant management judgment.

(C) Derivatives – Energy Related Assets and Liabilities are traded in both exchange-based and non-exchange-based markets. Exchange-based contracts are valued using unadjusted quoted market sources in active markets and are categorized in Level 1 in the fair value hierarchy. Certain non-exchange-based contracts are valued using indicative price quotations available through brokers or over-the-counter, on-line exchanges and are categorized in Level 2. These price quotations reflect the average of the bid-ask mid-point prices and are obtained from sources that management believes provide the most liquid market. For non-exchange-based derivatives that trade in less liquid markets with limited pricing information, model inputs generally would include both observable and unobservable inputs. In instances where observable data is unavailable, management considers the assumptions that market participants would use in valuing the asset or liability. This includes assumptions about market risks such as liquidity, volatility and contract duration. Such instruments are categorized in Level 3 as the model inputs generally are not observable.

Significant Unobservable Inputs - Management uses the discounted cash flow model to value Level 3 physical and financial forwards, which calculates mark-to-market valuations based on forward market prices, original transaction prices, volumes, risk-free rate of return and credit spreads. Inputs to the valuation model are reviewed and revised as needed, based on historical information, updated market data, market liquidity and relationships, and changes in third party pricing sources. The validity of the mark-to-market valuations and changes in mark-to-market valuations from period to period are examined and qualified against historical expectations by the risk management function. If any discrepancies are identified during this process, the mark-to-market valuations or the market pricing information is evaluated further and adjusted, if necessary.

Level 3 valuation methods for natural gas derivative contracts include utilizing another location in close proximity adjusted for certain pipeline charges to derive a basis value. The significant unobservable inputs used in the fair value measurement of certain natural gas contracts are forward prices developed based on industry standard methodologies. Significant increases (decreases) in these forward prices for purchases of natural gas would result in a directionally similar impact to the fair value measurement and for sales of natural gas would result in a directionally opposite impact to the fair value measurement. Level 3 valuation methods for electric represent the value of the contract marked to the forward wholesale curve, as provided by daily exchange quotes for delivered electricity. The significant unobservable inputs used in the fair value measurement of electric contracts are fixed contracted electric load profiles; therefore no change in unobservable inputs would occur. Unobservable inputs are updated daily using industry standard techniques. Management reviews and corroborates the price quotations to ensure the prices are observable which includes consideration of actual transaction volumes, market delivery points, bid-ask spreads and contract duration.

The following table provides quantitative information regarding significant unobservable inputs in Level 3 fair value measurements (in thousands):

Type	Fair Value at March 31, 2012		Valuation Technique	Significant Unobservable Input	Range
	Assets	Liabilities
Forward Contract - Natural Gas	2,102	2,065	Discounted Cash Flow	Forward price (per dt)	$(0.55) - $0.10
Forward Contract - Electric	6,419	8,414	Discounted Cash Flow	Fixed electric load profile (on-peak)	25.3% - 100.0%
				Fixed electric load profile (off-peak)	0.0% - 74.7%

Transfers between different levels of the fair value hierarchy may occur based on the level of observable inputs used to value the instruments from period to period.  During the three months ended March 31, 2012, there were no transfers between levels within the fair value hierarchy, including no transfers in or out of Level 3.

The changes in fair value measurements of Derivatives – Energy Related Assets and Liabilities for the three months ended March 31, 2012, using significant unobservable inputs (Level 3), are as follows (in thousands):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Balance at January 1	$(5,958)	$(3,163)
Total gains and (losses) realized/unrealized included in earnings	169	(2,151)
Settlements	3,831	4,698

Balance at March 31	$(1,958)	$(616)

Total gains for 2012 included in earnings that are attributable to the change in unrealized losses relating to those assets and liabilities still held as of March 31, 2012, is $0.2 million.  These losses are included in Operating Revenues-Nonutility on the condensed consolidated statements of income.

14.	LONG-TERM DEBT:

In 2011, SJG entered into an arrangement to issue Medium Term Notes (MTNs) under a private placement in an aggregate principal amount of $35.0 million. SJG expects to issue this debt in April 2012. In February 2012, SJG called its $35.0 million, 7.7% MTN's due April 2027 at par plus a 2.0% premium. The early redemption will occur concurrently with the issuance of the MTNs in April 2012 (See Note 15 - Subsequent Events).

15.	SUBSEQUENT EVENTS:

In April 2012, SJG issued $35.0 million, 3.74% Series D Medium Term Notes due April 2032, which occurred concurrently with the early redemption of MTN's (See Note 14 - Long-Term Debt).

In April 2012, Energenic, a joint venture of which Marina has a 50% equity interest, acquired The Energy Network, LLC, a holding company for the Hartford Steam Company, TEN Companies and CNE Power I, LLC, for approximately $50.5 million. In conjunction with the acquisition, Marina made a capital contribution to Energenic of $7.6 million and provided $35.4 million of advances which are expected to be repaid by Energenic in May 2012 when permanent financing is obtained.

In March 2012, SJG and the BPU executed a stipulation agreeing to the acceleration of an incremental $35.0 million in capital spending through December 2012 under the CIRT II program. The BPU approved this petition in May 2012.

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

A discussion of these and other risks and uncertainties may be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and in other filings made by us with the Securities and Exchange Commission (SEC). These cautionary statements should not be construed by you to be exhaustive and they are made only as of the date of this Quarterly Report on Form 10-Q, or in any document incorporated by reference, at the date of such document. While South Jersey Industries, Inc. (SJI or the Company) believes these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, SJI undertakes no obligation to update or revise any of its forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies — Estimates and Assumptions — Management must make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related disclosures. Actual results could differ from those estimates. Five types of transactions presented in our condensed consolidated financial statements require a significant amount of judgment and estimation. These relate to regulatory accounting, derivatives, environmental remediation costs, pension and other postretirement employee benefit costs, and revenue recognition. A discussion of these estimates and assumptions may be found in our Form 10-K for the year ended December 31, 2011.

New Accounting Pronouncements — See detailed discussions concerning New Accounting Pronouncements and their impact on SJI in Note 1 to the condensed consolidated financial statements.

Regulatory Actions —Other than the changes discussed in Note 7 to the condensed consolidated financial statements, there have been no significant regulatory actions since December 31, 2011. See detailed discussion concerning Regulatory Actions in Note 10 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2011.

Environmental Remediation —There have been no significant changes to the status of the Company’s environmental remediation efforts since December 31, 2011. See detailed discussion concerning Environmental Remediation in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2011.

RESULTS OF OPERATIONS:

SJI operates in several different reportable operating segments. Gas Utility Operations (SJG) consists primarily of natural gas distribution to residential, commercial and industrial customers. Wholesale Energy Operations include the activities of South Jersey Resources Group, LLC (SJRG) and South Jersey Exploration, LLC (SJEX). South Jersey Energy Company (SJE) is involved in both retail gas and retail electric activities. Retail Gas and Other Operations include natural gas acquisition and transportation service business lines. Retail Electric Operations consist of electricity acquisition and transportation to commercial and industrial customers. On-Site Energy Production consists of Marina Energy, LLC ("Marina's") thermal energy facility and other energy-related projects. Appliance Service Operations includes South Jersey Energy Service Plus, LLC (SJESP’s) servicing of appliances under warranty via a subcontractor arrangement as well as on a time and materials basis, and the installation of residential and small commercial HVAC systems.  The Retail Energy Operations caption includes Retail Gas and Other, Retail Electric, On-Site Energy Production and Appliance Service Operations.

Net Income for the three months ended March 31, 2012 increased $2.6 million to $54.1 million compared to the three months ended March 31, 2011 primarily as a result of the following:

•
The income contribution from SJG for the three months ended March 31, 2012 increased $2.7 million to $35.0 million due to an increase in CIRT-related earnings along with an increase in residential customers at SJG.

•
The income contribution from Marina for the three months ended March 31, 2012 increased $1.3 million to net income of $10.3 million due primarily to the timing of the investment tax credit available on renewable energy facilities as compared to the prior year.

•
The income contribution from SJESP for the three months ended March 31, 2012 decreased $1.7 million to a net loss of $0.2 million due primarily to proceeds received in the first quarter of 2011 from a provider of homeowner assistance services in accordance with an agreement with the Company that gives them the exclusive right to renew the home appliance repair contracts at SJESP.

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

The types of transactions that cause the most significant volatility in operating results are as follows:

•
SJRG purchases and holds natural gas in storage to earn a profit margin from its ultimate sale in the future. SJRG uses derivatives to mitigate commodity price risk in order to substantially lock-in the profit margin that will ultimately be realized. However, gas stored in inventory is accounted for at the lower of average cost or market; the derivatives used to reduce the risk associated with a change in the value of the inventory are accounted for at fair value, with changes in fair value recorded in operating results in the period of change. As a result, earnings are subject to volatility as the market price of derivatives change, even when the underlying hedged value of the inventory is unchanged. Additionally, volatility in earnings is created when realized gains and losses on derivatives used to mitigate commodity price risk on expected future purchases of gas in storage are recognized in earnings when the derivatives settle, but the cost of the related gas in storage is not recognized in earnings until the period of withdrawal. This volatility can be significant from period to period. Over time, gains or losses on sale of gas in storage will be offset by losses or gains on the derivatives, resulting in the realization of the profit margin expected when the transactions were initiated.

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

We define Economic Earnings as: Income from continuing operations, (1) less the change in unrealized gains and plus the change in unrealized losses, as applicable and in each case after tax, on all commodity derivative transactions and the ineffective portion of interest rate derivative transactions that we are marking to market, and (2) less realized gains and plus realized losses, as applicable and in each case after tax, on all commodity derivative transactions attributed to expected purchases of gas in storage to match the recognition of these gains and losses with the recognition of the related cost of the gas in storage in the period of withdrawal.

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

Economic Earnings for the three months ended March 31, 2012 increased $1.2 million to $50.0 million compared with the same period in 2011, primarily as a result of the following:

•
The income contribution from SJG for the three months ended March 31, 2012 increased $2.7 million to $35.0 million due to an increase in CIRT-related earnings along with an increase in residential customers at SJG.

•
The income contribution from Marina for the three months ended March 31, 2012 increased $1.7 million to $10.3 million due primarily to the timing of the investment tax credit available on renewable energy facilities as compared to the prior year.

•
The income contribution from SJESP for the three months ended March 31, 2012 decreased $1.7 million to a net loss of $0.2 million due primarily to proceeds received in the first quarter of 2011 from a provider of homeowner assistance services in accordance with an agreement with the Company that gives them the exclusive right to renew the home appliance repair contracts at SJESP.

The following table presents a reconciliation of our income from continuing operations and earnings per share from continuing operations to Economic Earnings and Economic Earnings per share for the three months ended March 31 (in thousands except per share data):

	Three months ended March 31,
	2012	2011
Income from Continuing Operations	$54,211	$51,831
Minus/Plus:
Unrealized Mark-to-Market Gains on Derivatives	(4,198)	(3,117)
Realized Losses on Inventory Injection Hedges	24	172
Economic Earnings	$50,037	$48,886

Earnings per Share from Continuing Operations	$1.79	$1.73
Minus/Plus:
Unrealized Mark-to-Market Gains on Derivatives	(0.14)	(0.10)
Realized Losses on Inventory Injection Hedges	0.00	0.00
Economic Earnings per Share	$1.65	$1.63

Non-Utility Income from Continuing Operations	$19,173	$19,535
Minus/Plus:
Unrealized Mark-to-Market Gains on Derivatives	(4,198)	(3,117)
Realized Losses on Inventory Injection Hedges	24	172
Non-Utility Economic Earnings	$14,999	$16,590

Wholesale Energy Income from Continuing Operations	$5,797	$6,027
Minus/Plus:
Unrealized Mark-to-Market (Gains) on Derivatives	(1,881)	(828)
Realized Losses on Inventory Injection Hedges	24	172
Wholesale Energy Economic Earnings	$3,940	$5,371

Retail Energy Income from Continuing Operations	$13,376	$13,508
Minus/Plus:
Unrealized Mark-to-Market (Gains) on Derivatives	(2,317)	(2,289)
Retail Energy Economic Earnings	$11,059	$11,219

The effect of derivative instruments not designated as hedging instruments under GAAP in the condensed consolidated statements of income (see Note 12 to the condensed consolidated financial statements) is as follows (gains (losses) in thousands):

	Three months ended March 31,
	2012	2011
Gains (losses) on energy related commodity contracts	$6,971	$4,475
Gains (losses) on interest rate contracts	136	261
Total before income taxes	7,107	4,736
Income taxes (A)	(2,914)	(1,942)
Total after income taxes	4,193	2,794
Unrealized mark-to-market gains (losses) on derivatives held by affiliated companies, net of tax (A)	5	323
Total unrealized mark-to-market gains (losses) on derivatives	4,198	3,117
Realized gains (losses) on inventory injection hedges, net of tax (A)	(24)	(172)
Total reconciling items between income from continuing operations and economic earnings	$4,174	$2,945

(A) Determined using a combined statutory tax rate of 41%

The following tables summarize the composition of selected SJG data for the three months ended March 31 (in thousands, except for degree day data):

	Three Months Ended March 31,
	2012	2011
Utility Throughput – dt:
Firm Sales -
Residential	8,595	11,241
Commercial	1,979	2,795
Industrial	126	155
Cogeneration & Electric Generation	76	120
Firm Transportation -
Residential	966	1,253
Commercial	2,245	2,759
Industrial	3,430	3,445
Cogeneration & Electric Generation	2,162	2,401

Total Firm Throughput	19,579	24,169

Interruptible Sales	—	3
Interruptible Transportation	424	692
Off-System	4,471	1,904
Capacity Release	16,967	10,155

Total Throughput - Utility	41,441	36,923

	Three Months Ended March 31,
	2012	2011
Utility Operating Revenues:
Firm Sales -
Residential	$113,629	$114,852
Commercial	22,062	26,800
Industrial	1,253	1,720
Cogeneration & Electric Generation	403	809
Firm Transportation -
Residential	5,923	6,550
Commercial	9,113	9,705
Industrial	5,420	4,395
Cogeneration & Electric Generation	2,001	1,742

	Three Months Ended March 31,
	2012	2011

Total Firm Revenues	159,804	166,573

Interruptible Sales	8	54
Interruptible Transportation	478	634
Off-System	15,829	10,134
Capacity Release	3,059	2,671
Other	258	257
	179,436	180,323
Less: Intercompany Sales	(234)	(5,934)
Total Utility Operating Revenues	179,202	174,389
Less:
Cost of Sales	86,265	82,640
Conservation Recoveries*	3,302	3,255
RAC Recoveries*	1,912	1,591
EET Recoveries*	712	509
Revenue Taxes	2,491	3,873
Utility Margin	$84,520	$82,521

Margin:
Residential	$46,893	$58,799
Commercial and Industrial	17,588	21,327
Cogeneration and Electric Generation	964	775
Interruptible	31	48
Off-system & Capacity Release	900	695
Other Revenues	257	256
Margin Before Weather Normalization & Decoupling	66,633	81,900
CIRT Mechanism	767	566
CIP Mechanism	17,021	(26)
EET Mechanism	99	81
Utility Margin	$84,520	$82,521

Degree Days:	1,930	2,495

*Represents expenses for which there is a corresponding credit in operating revenues.  Therefore, such recoveries have no impact on our financial results.

Throughput - Utility - Total gas throughput increased 4.5 MMdts, or 12.2%, for the three months ended March 31, 2012, compared with the same period in 2011.  This increase was realized primarily in the Capacity Release and Off-System Sales (OSS) markets.   Capacity Release and OSS increased 6.8 MMdts and 2.6 MMdts, respectively, during the three months ended March 31, 2012, as compared with the same period in 2011. Due to unusually warm weather experienced in the region during the first quarter of 2012, SJG experienced a lower demand by its firm customers, thereby creating greater opportunity for both Capacity Release and OSS sales. Firm throughput decreased 4.6 MMdts, or 19.0%, during the three months ended March 31, 2012, compared to the same period in 2011.  This was primarily the result of weather that was 22.7% warmer for the three months ended March 31, 2012, as compared with the same period last year, partially offset by customer growth.  The Company added 4,660 customers over the twelve month period ended March 31, 2012, which represents a growth rate of 1.3%.

Conservation Incentive Program (CIP) - Utility - The effects of the CIP on SJG’s net income for the three months ended March 31, 2012 and 2011 and the associated weather comparisons were as follows ($’s in millions):

	Three Months Ended March 31,
	2012	2011
Net Income Benefit:
CIP – Weather Related	$6.5	$(0.6)
CIP – Usage Related	3.6	0.6
Total Net Income Benefit	$10.1	$—

Weather Compared to 20-Year Average	21.4% warmer	1.6% colder
Weather Compared to Prior Year	22.7% warmer	2.6% colder

Operating Revenues  - Utility - Revenues increased $4.8 million, or 2.8%, during the three months ended March 31, 2012, compared with the same period in the prior year after eliminating intercompany transactions.  Firm sales revenue decreased $6.8 million, or 4.1%, during the first quarter of 2012 versus the same period in 2011, as the result of lower firm throughput, as reflected in the Throughput table above. This was the result of weather that was 22.7% warmer than last year and among the warmest winter seasons on record. While the impact of the warmer weather can readily be seen in the throughput table above, the impact on firm revenue is not as evident in the revenue table above. As SJG provided firm customers with a $21.1 million refund in March 2011 due to lower gas costs, revenues during the first quarter of 2011 were also lower than normal.

OSS revenue and capacity release revenue increased $5.7 million and $0.4 million, respectively, during the first quarter of 2012 versus the same period in 2011, as both sales and capacity release volume increased. As previously stated under "Throughput-Utility," this was made possible by the extremely warm weather in the region which freed up supplies for such sales. As reflected in the Margin table above, the impact of the higher OSS and capacity release activity did not have a material impact on the earnings of the Company, as SJG is required to share 85% of the profits of such activity with the ratepayers.

While changes in gas costs and Basic Gas Supply Service (BGSS) recoveries may fluctuate from period to period, SJG does not profit from the sale of the commodity.  Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on Company profitability, as further discussed under “Margin-Utility.”

Operating Revenues — Nonutility -  Combined revenues for SJI’s nonutility businesses, net of intercompany transactions, decreased by $61.9 million, or 39.3% for the three months ended March 31, 2012 compared with the same period in 2011.
SJE’s revenues from retail gas operations, net of intercompany transactions, decreased by $18.8 million, or $50.9%, for the three months ended March 31, 2012, compared with the same period in 2011. Excluding the change in unrealized gains and losses recorded on forward financial contracts of $(0.2) million, revenues decreased $19.0 million. The decrease was mainly due to a 33.4% decrease in the average monthly New York Mercantile Exchange (NYMEX) settle price and a 27.9% decrease in sales volumes for the comparative three-month period.  The decrease in sales volumes was mainly due to SJE's exit from the residential market in October 2011 and the significantly warmer weather experienced during the first quarter of 2012 as compared with the same period in 2011.

As of March 31, SJE was serving the following number of retail gas customers:

	2012	2011
Residential	-	6,598
Commercial & Large Volume	1,647	915

Sales volumes for the comparative periods were as follows (in dekatherms):

	Three Months Ended March 31,
	2012	2011
Residential	—	286,768
Commercial & Large Volume	4,282,402	5,655,167

Market conditions continue to make it difficult to be competitive in the small commercial market. We continue to focus our marketing efforts on the pursuit of non-heat-sensitive commercial customers in an effort to mitigate price volatility and weather risk.

SJE’s revenues from retail electric operations, net of intercompany transactions, decreased $9.5 million, or 16.2%, for the three months ended March 31, 2012, compared with the same period in 2011. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $(0.4) million, revenues decreased $9.9 million for the three months ended March 31, 2012, compared with the same period in 2011.

A summary of SJE’s revenues from retail electricity is as follows (in millions):

	Three Months Ended March 31,
	2012	2011	Change
SJE Retail Electric Revenue	$48.8	$58.3	$(9.5)
Add: Unrealized Losses (Subtract: Unrealized Gains)	(3.7)	(3.3)	(0.4)
SJE Retail Electric Revenue, Excluding Unrealized Losses (Gains)	$45.1	$55.0	$(9.9)

The three month comparative period decrease was mainly due to a 40.8% decrease in the average monthly Locational Marginal Price (LMP) per megawatt hour. This was partially offset by a 27.4% increase in volumes.  SJE uses forward financial contracts to mitigate commodity price risk on fixed price electric contracts. In accordance with GAAP, the forward financial contracts are recorded at fair value, with changes in fair value recorded in earnings in the period of change. The related customer contracts are not considered derivatives and therefore are not recorded in earnings until the electricity is delivered. As a result, earnings are subject to volatility as the market price of the forward financial contracts change, even when the underlying hedged value of the customer contract is unchanged. Over time, gains or losses on the sale of the fixed price electric under contract will be offset by losses or gains on the forward financial contracts, resulting in the realization of the profit margin expected when the transactions were initiated. SJE serves both fixed and market-priced customers.

SJRG’s revenues from wholesale energy operations, net of intercompany transactions, decreased $30.8 million for the three months ended March 31, 2012, compared with the same period in 2011. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts of $(1.8) million due to price volatility and adjusting for the change in realized gains and losses on all hedges attributed to inventory transactions of $(0.2) million, to align them with the related cost of inventory in the period of withdrawal, SJRG’s revenues decreased $32.8 million for the three months ended March 31, 2012, respectively, compared with the same period in 2011.

A summary of SJRG’s revenue for the three months ended March 31 is as follows (in millions):

	Three Months Ended March 31,
	2012	2011	Change
SJRG Revenue	$17.4	$48.2	$(30.8)
Add: Unrealized Losses (Subtract: Unrealized Gains)	(3.2)	(1.4)	(1.8)
Add: Realized Losses (Subtract: Realized Gains) on Inventory Injection Hedges	-	0.2	(0.2)
SJRG Revenue, Excluding Unrealized Losses (Gains) and Realized Losses (Gains) on Inventory Injection Hedges	$14.2	$47.0	$(32.8)

The decrease in revenues for the three months ended March 31, 2012 compared with the same period in 2011 was due mainly to an 85.8% decrease in storage volumes sold and a 33.4% decrease in the average monthly NYMEX settle price for the comparative quarter. As discussed in Note 1 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2011, revenues and expenses related to the energy trading activities of SJRG are presented on a net basis in Operating Revenues – Nonutility.

Revenues from on-site energy production at Marina decreased $1.9 million, or 19.3%, for the three months ended March 31, 2012 compared with the same period in 2011. The decrease reflects lower sales rates for chilled and hot water production at the thermal facility that was attributable to lower underlying commodity rates and the termination of a contract with a large customer in August 2011.

Revenues from appliance service operations at SJESP decreased $1.2 million, or 26.0%, for the three months ended March 31, 2012 compared with the same periods in 2011 due mainly to a decrease in customer warranty contract sales. SJESP sold the rights to renew the home appliance repair contracts to a provider of homeowner assistance services under an exclusive agreement that took effect in the third quarter of 2011. Under the terms of this agreement, SJESP received a fee for the sale of the rights. SJESP also receives a commission for all new and renewed service contracts and is paid a fee to service those warranty contracts.

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

Total margin increased $2.0 million, or 2.4% for the three months ended March 31, 2012, compared with the same period in 2011, primarily due to customer additions and OSS and capacity release.  SJG added 4,660 customers over the 12-month period ended March 31, 2012, representing growth of 1.3% over the prior year and a corresponding increase in margin. As discussed under the caption "Operating Revenues-Utility" above, OSS and capacity release benefited from the warm weather.

Under SJG's CIP, the Company was protected from the impact of the unusually warm first quarter, the impact from which can be seen on the Margin table above, primarily in the residential and commercial markets. The CIP protected $17.0 million of pre-tax margin in the first three months of 2012 that would have been lost due to lower customer usage primarily as a result of weather that was 22.7% warmer than last year and 21.4% warmer than normal. The CIP provided no net benefit during the first quarter of 2011, as weather was close to normal during that period.

Gross Margin — Nonutility —  Gross margin for the nonutility businesses is defined as revenue less all costs that are directly related to the production, selling and delivery of the Company’s products and services. These costs primarily include natural gas and electric commodity costs as well as certain payroll and related benefits. On the statements of condensed consolidated income, revenue is reflected in Operating Revenues - Nonutility and the costs are reflected in Cost of Sales - Nonutility. As discussed in Note 16 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2011, revenues and expenses related to the energy trading activities of SJRG are presented on a net basis in Operating Revenues - Nonutility.

For the three months ended March 31, 2012, combined gross margins for the nonutility businesses, net of intercompany transactions, increased $1.1 million to $25.0 million compared with the same period in 2011. This increase is primarily due to the following:

•
Gross margin from the wholesale energy operations of SJRG increased $1.4 million for the three months ended March 31, 2012 compared with the same period in 2011. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts of $(1.8) million due to price volatility and adjusting for the change in realized gains and losses on all hedges attributed to inventory transactions of $(0.2) million to align them with the related cost of inventory in the period of withdrawal as discussed above, gross margin for SJRG decreased $0.6 million for the three month period. The decrease in gross margin was mainly due to lower daily trading and swing supply margins and higher transportation costs experienced in 2012, which was partially offset by higher margins on storage attributable to the higher unit costs of stored volumes withdrawn in 2011.

Overall, SJRG's contribution to margin from storage and transportation agreements has decreased due to market conditions and, as a result, SJRG has shed some of these agreements. However, SJRG expects to continue to add incremental margin from marketing and related opportunities in the Marcellus region, capitalizing on its established presence in the area. Future margins could fluctuate significantly due to the volatile nature of wholesale gas prices. As of March 31, 2012, SJRG had 8.6 Bcf of storage and 194,025 dts/day of transportation under contract.

•
Gross Margin from on-site energy production at Marina was essentially unchanged for the three months ended March 31, 2012 compared with the same period in 2011. Gross margin as a percentage of Operating Revenues increased 12.0 percentage points for the three months ended March 31, 2012 compared with the same period in 2011 due mainly to the impact of several solar projects coming on line and the termination of a customer contract in 2011. Solar projects typically have lower production costs versus those of the terminated customer which were significantly higher.

•
Gross margin from SJE’s retail gas and other operations decreased $0.7 million for the three months ended March 31, 2012 compared with the same period in 2011. After excluding the change in unrealized gains and losses recorded on forward financial contracts of $(0.2) million, gross margins decreased $0.9 million for the three months ended March 31, 2012 compared with the same period in 2011. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts as discussed above, gross margin as a percentage of Operating Revenues decreased 0.7 percentage points for the three months ended March 31, 2012 compared with the same period in 2011. This decrease was due mainly to the impact of SJE exiting the residential market (See Operating Revenues - Nonutility).

•
Gross margin from SJE’s retail electric operations increased $1.2 million for the three months ended March 31, 2012 compared with the same period in 2011. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts of $(0.4) as discussed above, gross margin increased $0.8 million in the three months ended March 31, 2012 compared with the same period in 2011.  Excluding the impact of the unrealized gains/losses, gross margin as a percentage of Operating Revenues increased 2.3 percentage points for the three months ended March 31, 2012 compared with the same period in 2011. The increase is mainly due to lower capacity, transmission and network services costs and the addition of numerous higher-margin customers over the past twelve months.

•
Gross margin from appliance service operations at SJESP decreased $0.8 million for the three months ended March 31, 2012 compared with the same period in 2011 due mainly to the lower customer warranty contract sales as mentioned in Operating Revenues – Nonutility.  Gross margin as a percentage of Operating Revenues decreased 11.4 percentage points in 2012 due to the significant decline in high-margin warranty contracts and residential installation jobs.

Operations Expense — A summary of net changes in operations expense, for the three months ended March 31, follows (in thousands):

Three Months Ended March 31, 2012 vs. 2011
Gas Utility Operations	$2,291
Nonutility:
Wholesale Energy Operations	416
Retail Gas and Other Operations	178
Retail Electric Operations	114
On-Site Energy Production	233
Appliance Service Operations	(971)
Total Nonutility	(30)
Intercompany Eliminations and Other	(173)
Total Operations Expense	$2,088

Gas Utility operations expense increased $2.3 million for the three months ended March 31, 2012 as compared with the same period in 2011.  This is due primarily to increases in expense related to changes in SJG's reserve for uncollectible customer accounts as a result of fluctuations in levels of customer account receivable balances from period to period. Also contributing was increased spending under the New Jersey Clean Energy Program and Energy Efficiency Programs. Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting increase in revenues during the period.

Other changes in operations expense during 2012 were not significant.

Maintenance - Changes in maintenance expense for the three months ended March 31, 2012, compared with the same period in 2011, were not significant.

Depreciation - Depreciation increased $1.0 million during the three months ended March 31, 2012 compared with the same period in 2011 due mainly to the increased investment in property, plant and equipment by SJG and Marina.

Energy and Other Taxes - Energy and Other Taxes decreased $1.4 million during the three months ended March 31, 2012 compared with the same period in 2011 primarily due to lower taxable firm throughput at SJG in 2012.  This resulted from significantly warmer weather during the first quarter of 2012.  Additional weather information can be found above under the caption “CIP.”

Other Income and Expense - Other income and expense decreased $4.7 million during the three months ended March 31, 2012, compared with the same period in 2011, primarily due to a) proceeds received during the first quarter 2011 from a provider of homeowner assistance services, in accordance with an agreement with the Company, that gives them the exclusive right to renew the home appliance repair contracts at SJESP; b) a decrease in interest income charged on notes receivable from affiliates; and c) a $1.1 million impairment charge taken during the first quarter of 2012 at SJEX. The impairment charge is related to lower than forecasted natural gas reserves at our shallow well investment in the Marcellus region.

Interest Charges – Interest charges decreased $0.5 million for the three months ended March 31, 2012 compared with the same period in 2011, primarily due to SJG's repayment of long-term debt in 2011.

Income Taxes – Income tax expense decreased by $6.6 million for the three months ended March 31, 2012, as compared with the same period in 2011. This decrease is primarily the result of a lower effective tax rate along with a decrease in income before income taxes during the first quarter of 2012. The change in the effective tax rate is primarily due to the projected increase in the investment tax credits available on renewable energy facilities at Marina in 2012, as compared to 2011.

Equity in Earnings of Affiliated Companies – Equity in earnings of affiliated companies decreased by $0.5 million for the three months ended March 31, 2012 as compared to the same period in 2011. This decrease is primarily due to the adverse impact of significantly lower electric rates on sales and the higher maintenance costs experienced across our fleet of renewable energy projects at affiliated companies.

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

Cash Flows from Operating Activities — Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $42.2 million and $126.0 million in the first three months of 2012 and 2011, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries.  Operating activities in the first three months of 2012 produced less net cash than the same period in 2011, primarily due to the $18.7 million BGSS bill credit posted to utility customer accounts in December 2011; lower withdrawals of natural gas from storage by our wholesale energy business as a result of the flat market conditions compounded by warmer-than-normal weather which negatively impacted working capital needs; and a $25.0 million pension contribution that occurred in January 2012. There were no pension contributions made by the Company in 2011.

Cash Flows from Investing Activities — SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. Net cash outflows for capital expenditures, which are primarily construction projects, for the first three months of 2012 and 2011 amounted to $45.4 million and $32.1 million, respectively. We estimate the net cash outflows for SJI for construction projects for fiscal years 2012, 2013 and 2014 at SJI to be approximately $197.0 million, $122.6 million and $122.2 million, respectively. The increase in the capital expenditures is a direct result of SJG's CIRT program, which began in 2009.  For capital expenditures, including those under SJG’s CIRT, the Company will use short-term borrowings under lines of credit from commercial banks and the commercial paper program to finance capital expenditures as incurred. From time to time, the Company will refinance the short-term debt incurred to support capital expenditures with long-term debt.

In support of its risk management activities, the Company is required to maintain margin accounts with selected counterparties as collateral for its forward contracts, swap agreements, options contracts and futures contracts. These margin accounts are included in Restricted Investments or Margin Account Liability, depending upon the value of the related contracts (the change in the Margin Account Liability is reflected in cash flows from Operating Activities) on the condensed consolidated balance sheets. The required amount of restricted investments changes on a daily basis due to fluctuations in the market value of the related outstanding contracts and are difficult to predict. Margin posted by the Company increased by $4.5 million in the first three months of 2012, compared with a decrease of $1.7 million in the same period of 2011.

During the three months ended March 31, 2012 and 2011, the Company made investments in, and provided net advances to unconsolidated affiliates of $22.5 million and $12.5 million, respectively. The purpose of these investments and advances was to develop several landfill gas-fired electric production facilities, solar and thermal energy projects, and to cover certain project-related costs of LVE (See Commitments and Contingencies in Note 11 to the condensed consolidated financial statements).

Cash Flows from Financing Activities — Short-term borrowings from the commercial paper program and lines of credit from commercial banks are used to supplement cash flows from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, short-term debt incurred to finance capital expenditures is refinanced with long-term debt.

Credit facilities and available liquidity as of March 31, 2012 were as follows (in thousands):

Company	Total Facility	Usage	Available Liquidity	Expiration Date
SJG:
Commercial Paper Program/Revolving Credit Facility	$200,000	$121,100	$78,900	May 2015
Uncommitted Bank Lines (B)	10,000	—	10,000	Various

Total SJG	210,000	121,100	88,900

SJI:

Revolving Credit Facility	$300,000	$213,108	$86,892	April 2015 (A)
Term Line of Credit	30,000	30,000	—	November 2013

Total SJI	330,000	243,108	86,892

Total	$540,000	$364,208	$175,792

(A) Includes letters of credit outstanding in the amount of $19.5 million.

(B) SJG reduced the uncommitted bank lines by $10.0 million as of March 31, 2012.
The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary the SJI facilities can also be used to support SJG’s liquidity needs. All committed facilities contain one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreements), measured on a quarterly basis. SJI and SJG were in compliance with these covenants as of March 31, 2012. Borrowings under these credit facilities are at market rates. The weighted average borrowing cost, which changes daily, was 1.06% and 0.98% at March 31, 2012 and 2011, respectively.  Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business’ future liquidity needs.

During the third quarter of 2011, SJG began a commercial paper program under which SJG may issue short-term, unsecured promissory notes to qualified investors up to a maximum aggregate amount outstanding at any time of $200.0 million.  The notes have fixed maturities which vary by note, but may not exceed 270 days from the date of issue. Proceeds from the notes are used for general corporate purposes.  SJG uses the commercial paper program in tandem with the $200.0 million revolving credit facility and does not expect the principal amount of borrowings outstanding under the commercial paper program and the credit facility at any time to exceed an aggregate of $200.0 million.

SJI supplements its operating cash flow, commercial paper program and credit lines with both debt and equity capital. Over the years, SJG has used long-term debt, primarily in the form of First Mortgage Bonds and Medium Term Notes (MTN), secured by the same pool of utility assets, to finance its long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment. No long-term debt was issued during the three months ended March 31, 2012 or 2011. In April 2012, SJG issued $35.0 million aggregate principal amount of its MTN's as discussed in Note 15 to the condensed consolidated financial statements. Concurrently with that debt issuance, SJG redeemed its $35.0 million, 7.7% MTN's due April 2027 at par plus a 2.0% premium.

SJG's $150.0 million MTN program that was approved by the BPU in September 2009 expired in September 2011. In December 2011, SJG received approval from the NJ BPU to issue up to $200.0 million in long-term debt by September 2014.

SJI raises equity capital through its Dividend Reinvestment Plan (DRP). Participants in SJI's DRP receive newly-issued shares, with SJI offering a 2% discount on DRP investments as it has been considered to be the most cost effective way to raise equity capital. From April 2008 through April 2011, shares of common stock offered by the DRP were purchased in open market transactions. Beginning in May 2011, shares of common stock offered by the DRP have again been issued at a 2% discount directly by SJI from its authorized but unissued shares of common stock. Through the DRP, SJI raised $2.9 million of equity capital by issuing 54,230 shares during the three months ended March 31, 2012. No shares were issued by SJI under the DRP during the three months ended March 31, 2011.

SJI’s capital structure was as follows:

	As of March 31, 2012	As of December 31, 2011
Equity	46.4%	45.5%
Long-Term Debt	29.6	31.1
Short-Term Debt	24.0	23.4
Total	100.0%	100.0%

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

FINANCE OBLIGATION - During 2010, ACB Energy Partners LLC (ACB), a wholly-owned subsidiary of Energenic, of which Marina has a 50% equity interest, completed construction of a combined heat and power generating facility to serve, under an energy services agreement, a thermal plant owned by Marina. Construction period financing was provided by Marina. Due to its continuing involvement in the facility, Marina is considered the owner of the facility for accounting purposes. As a result, the Company included costs to construct the facility within Nonutility Property, Plant and Equipment on the condensed consolidated balance sheets of $23.5 million as of both March 31, 2012 and December 31, 2011. In addition, the Company includes repayments from ACB to Marina on the construction loan within the Finance Obligation on the condensed consolidated balance sheets. Marina does not have a fixed payment obligation to ACB; as a result, the Finance Obligation is classified as a noncurrent liability on the condensed consolidated balance sheets. The costs to construct the facility and the repayments of the construction loan are amortized over the term of the energy services agreement. The impact on the condensed consolidated statements of income is not significant. As a result, the Company recorded $22.3 million and $22.5 million, net of amortization, within Finance Obligation on the condensed consolidated balance sheets at March 31, 2012 and December 31, 2011, respectively.

COMMITMENTS AND CONTINGENCIES:

SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, and for environmental remediation costs. Cash outflows for capital expenditures for the first three months of 2012 and 2011 amounted to $45.4 million and $32.1 million, respectively. Management estimates the net cash outflows for SJI for construction projects for 2012, 2013 and 2014 at SJI to be approximately $197.0 million, $122.6 million and $122.2 million, respectively. The increase in the capital expenditures is a direct result of SJG's CIRT program, which began in 2009. Costs for remediation projects, net of insurance reimbursements, for the first three months of 2012 and 2011 amounted to net cash inflows of $2.7 million and net cash outflows of $3.3 million, respectively. Total cash outflows for remediation projects are expected to be $8.7 million, $21.4 million and $11.5 million for 2012, 2013 and 2014, respectively.  As discussed in Notes 10 and 15 to the Consolidated Financial Statements in Item 8 of SJI’s 10-K as of December 31, 2011, certain environmental costs are subject to recovery from insurance carriers and ratepayers.

As of March 31, 2012, SJI provided $19.5 million of standby letters of credit through SJI’s revolving credit facility to enable SJE to market retail electricity and for various construction activities. The Company also provided $87.5 million of additional letters of credit under separate facilities outside of the revolving credit facility to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system and to finance Marina's initial thermal plant project.

Contractual Obligations - There were no significant changes to the Company’s contractual obligations described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2011, except for commodity supply purchase obligations which decreased by approximately $81.7 million in total since December 31, 2011, due to payments made during the first three months of 2012 on commitments at SJE and SJRG. In addition, SJRG's minimum commitment to purchase natural gas under long-term contracts as discussed in Note 15 to the Consolidated Financial Statements in Item 8 of SJI's Annual Report on Form 10-K as of December 31, 2011 has changed to approximately 407,000 dts/d.

Off-Balance Sheet Arrangements – An off-balance sheet arrangement is any contractual arrangement involving an unconsolidated entity under which the company has either made guarantees, or has certain other interests or obligations.

The Company has recorded a liability of $1.9 million which is included in Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the condensed consolidated balance sheets as of March 31, 2012 for the fair value of the following guarantees:

•
In April 2007, SJI guaranteed certain obligations of LVE Energy Partners, LLC (LVE) an unconsolidated joint venture in which Marina has a 50% equity interest.  LVE entered into a 25-year contract with a resort developer to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada.  LVE began construction of the facility in 2007 and expected to provide full energy service in 2010 when the resort was originally scheduled to be completed.  LVE suspended construction of the district energy system and central energy center in January 2009 after the resort developer’s August 2008 announcement that it was delaying the completion of construction of the resort due to the difficult environment in the capital markets and weak economic conditions.  The resort developer had indicated that it was considering different strategies to move its project forward, including opening its project in phases and obtaining a partner, but that it was unlikely construction would resume during 2009.  In March 2012, the resort developer, repeating previous disclosures, indicated again that it does not expect to resume construction on the project for three to five years.  The resort developer stated that it remains committed to having a significant presence on the Las Vegas Strip as part of a long-term growth strategy and continues to view this site as a major strategic asset.

The district energy system and central energy center are being financed by LVE with debt that is non-recourse to SJI. The outstanding balance of LVE’s bank debt is approximately $192.7 million as of March 31, 2012.  As a result of the construction delay, the district energy system and central energy center were not completed by the end of 2010 as originally expected. Consequently, the full amount of LVE’s debt became due and payable in December 2010. LVE intends to seek additional financing to complete the facility once construction of the resort resumes, however, as of December 31, 2010, LVE was in default under the financing agreements with the banks.  The Energy Sales Agreement between LVE and the resort developer includes a payment obligation by the resort developer to pay certain fees and expenses to LVE. A portion of this payment obligation is guaranteed to LVE’s lenders by the parent of the resort developer.

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

As of March 31, 2012, the Company had a net liability of approximately $1.6 million included in Other Noncurrent Liabilities on the condensed consolidated balance sheets related to this project, in addition to unsecured Notes Receivable – Affiliate of approximately $53.1 million due from LVE. As of March 31, 2012, SJI’s capital at risk is limited to its equity contributions, letters of credit and the unsecured notes receivable totaling approximately $71.3 million. During 2012, SJI provided support to LVE of approximately $0.6 million to cover interest and other project related costs.

As a result of the construction delay, management has evaluated the investment in LVE and concluded that the fair value of this investment continues to be in excess of the carrying value as of March 31, 2012.

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

•
As of March 31, 2012, SJI had issued $5.2 million of parental guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable our subsidiary to market retail natural gas.

Capital Contribution Obligation - In February 2011, ACR Energy Partners, LLC (ACR), a wholly-owned subsidiary of Energenic, of which Marina has a 50% equity interest, entered into a 20 year contract with a developer to build, own and operate a central energy center and energy distribution system for a planned hotel, casino and entertainment complex in Atlantic City, New Jersey. ACR is currently providing construction energy to the complex and will provide full energy services when the complex is completed in 2012. Marina and its joint venture partner are obligated to make capital contributions to ACR, through Energenic, that will enable ACR to a) repay $42.0 million of construction advances made by the developer and b) deposit $2.8 million in a debt service reserve fund, provided, in each case, that the developer has met certain conditions. These conditions include, among others, substantial completion of the complex and demonstration of adequate financial resources to operate the complex. Marina and its joint venture partner have also agreed to provide a $5.0 million letter of credit in 2012 to support certain operating performance obligations of ACR under the operating agreements between ACR and the developer, provided the developer has met the conditions just outlined. SJI and its partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI to or on behalf of ACR. During the first quarter of 2012, Marina and its joint venture partner each made capital contributions to ACR, through Energenic, of $16.3 million and expect to make the remaining capital contributions in the second quarter of 2012.

Pending Litigation — The Company is subject to claims arising in the ordinary course of business and other legal proceedings. The Company has been named in, among other actions, certain product liability claims related to our former sand mining subsidiary. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $2.9 million related to all claims in the aggregate, as of both March 31, 2012 and December 31, 2011. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

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

SJI has entered into certain contracts to buy, sell, and transport natural gas and to buy and sell retail electricity. For those derivatives not designated as hedges, we recorded a net unrealized pre-tax gain of $7.0 million and $4.5 million in earnings during the three months ended March 31, 2012 and 2011, respectively, which are included with realized gains and losses in Operating Revenues — Nonutility.  The fair value and maturity of these energy-related contracts determined under the mark-to-market method as of March 31, 2012 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 -3 Years	Maturity Beyond 3 Years	Total
Prices actively quoted	$21,017	$3,301	$64	$24,382
Prices provided by other external sources	10,790	4,557	109	15,456
Prices based on internal models or other valuable methods	6,738	1,768	15	8,521

Total	$38,545	$9,626	$188	$48,359

Liabilities
Source of Fair Value	Maturity <1 Year	Maturity 1 -3 Years	Maturity Beyond 3Years	Total
Prices actively quoted	$21,848	$2,936	$7	$24,791
Prices provided by other external sources	5,630	1,027	5	6,662
Prices based on internal models or other valuable methods	9,234	1,241	4	10,479

Total	$36,712	$5,204	$16	$41,932

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Contracted volumes of our NYMEX contracts are 1.8 million decatherms (dts) with a weighted-average settlement price of $4.05 per dt.  Contracted volumes of our basis contracts are 25.2 million dts with a weighted average settlement price of $0.27 per dt.  Contracted volumes of electric are 0.2 million mwh with a weighted average settlement price of $49.38 per mwh.

A reconciliation of SJI’s estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Liabilities, January 1, 2012	$(509)
Contracts Settled During Three Months Ended March 31, 2012, Net	1,705
Other Changes in Fair Value from Continuing and New Contracts, Net	5,231

Net Derivatives — Energy Related Assets March 31, 2012	$6,427

Interest Rate Risk — Our exposure to interest-rate risk relates primarily to short-term, variable-rate borrowings. Short-term, variable-rate debt outstanding at March 31, 2012 was $344.7 million and averaged $351.6 million during the first three months of 2012. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $2.1 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2011 - 33 b.p. increase; 2010 – 13 b.p. decrease; 2009 – 29 b.p. decrease; 2008 – 397 b.p. decrease; 2007 – 45 b.p. decrease.  For March 2012, our average interest rate on variable-rate debt was 1.04%.

We issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of March 31, 2012, the interest costs on all but $27.1 million of our long-term debt was either at a fixed-rate or hedged via an interest rate derivative. Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates.

As of March 31, 2012, SJI’s active interest rate swaps were as follows:

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

Credit Risk - As of March 31, 2012, approximately $16.9 million, or 35.0%, of the current and noncurrent Derivatives – Energy Related Assets are with a single retail counterparty. This counterparty has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assignable to SJI in the event of a default by the counterparty.

As of March 31, 2012, SJRG had $52.3 million of Accounts Receivable under sales contracts. Of that total, 80.3% were with regulated utilities or companies rated investment-grade or guaranteed by an investment-grade-rated parent or were with companies where we have a collateral arrangement or insurance coverage. The remainder of the Accounts Receivable were within approved credit limits.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company are effective.

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item is incorporated by reference to Part I, Item 2, Pending Litigation, beginning on page 41.

Item 1A. Risk Factors

There have been no material change in our risk factors from those disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities - There were no purchases by SJI of its own common stock during the three months ended March 31, 2012.

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

101
The following financial statements from South Jersey Industries’ Quarterly Report on Form 10-Q for the three months ended March 31, 2012, filed with the Securities and Exchange Commission on May 7, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Balance Sheets and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

SOUTH JERSEY INDUSTRIES, INC.
(Registrant)

Dated:	May 7, 2012	By:	/s/ Edward J. Graham
Edward J. Graham
Chairman, President & Chief Executive Officer

Dated:	May 7, 2012	By:	/s/ David A. Kindlick
David A. Kindlick
Vice President & Chief Financial Officer