Form 10-Q
period 2012-06-30
SOUTH JERSEY INDUSTRIES INC
filed 2012-08-07
CIK 91928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of August 1, 2012 there were 30,865,642 shares of the registrant’s common stock outstanding.

Item 1. Unaudited Condensed Consolidated Financial Statements

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Three Months Ended June 30,
	2012	2011
Operating Revenues:
Utility	$59,056	$64,970
Nonutility	62,857	95,507
Total Operating Revenues	121,913	160,477
Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	20,286	28,042
- Nonutility	49,233	81,316
Operations	26,416	24,491
Maintenance	3,371	3,215
Depreciation	10,485	8,853
Energy and Other Taxes	1,865	2,121
Total Operating Expenses	111,656	148,038
Operating Income	10,257	12,439

Other Income and Expense	3,658	3,805
Interest Charges	(5,195)	(6,234)
Income Before Income Taxes	8,720	10,010
Income Taxes	1,072	(3,004)
Equity in Earnings (Loss) of Affiliated Companies	1,040	(761)
Income from Continuing Operations	10,832	6,245
Loss from Discontinued Operations - (Net of tax benefit)	(498)	(166)
Net Income	$10,334	$6,079

Basic Earnings Per Common Share:
Continuing Operations	$0.356	$0.209
Discontinued Operations	(0.016)	(0.006)
Basic Earnings Per Common Share	$0.340	$0.203

Average Shares of Common Stock Outstanding - Basic	30,393	29,953

Diluted Earnings Per Common Share:
Continuing Operations	$0.355	$0.208
Discontinued Operations	(0.016)	(0.006)
Diluted Earnings Per Common Share	$0.339	$0.202

Average Shares of Common Stock Outstanding - Diluted	30,472	30,037

Dividends Declared per Common Share	$0.403	$0.365

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Six Months Ended June 30,
	2012	2011
Operating Revenues:
Utility	$238,258	$239,359
Nonutility	158,487	253,040
Total Operating Revenues	396,745	492,399
Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	106,551	110,682
- Nonutility	119,836	214,896
Operations	54,198	50,185
Maintenance	6,563	6,224
Depreciation	20,089	17,505
Energy and Other Taxes	5,743	7,421
Total Operating Expenses	312,980	406,913
Operating Income	83,765	85,486

Other Income and Expense	5,531	10,377
Interest Charges	(10,688)	(12,215)
Income Before Income Taxes	78,608	83,648
Income Taxes	(14,812)	(25,514)
Equity in Earnings (Loss) of Affiliated Companies	1,247	(58)
Income from Continuing Operations	65,043	58,076
Loss from Discontinued Operations - (Net of tax benefit)	(634)	(549)
Net Income	$64,409	$57,527

Basic Earnings Per Common Share:
Continuing Operations	$2.145	$1.941
Discontinued Operations	(0.021)	(0.019)
Basic Earnings Per Common Share	$2.124	$1.922

Average Shares of Common Stock Outstanding - Basic	30,321	29,926

Diluted Earnings Per Common Share:
Continuing Operations	$2.140	$1.935
Discontinued Operations	(0.021)	(0.018)
Diluted Earnings Per Common Share	$2.119	$1.917

Average Shares of Common Stock Outstanding - Diluted	30,397	30,014

Dividends Declared per Common Share	$0.806	$0.730

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended June 30,
	2012	2011
Net Income	$10,334	$6,079

Other Comprehensive (Loss) Income, Net of Tax:*

Unrealized (Loss) Gain on Available-for-Sale Securities	(136)	51
Unrealized Loss on Derivatives - Other	(415)	(50)
Other Comprehensive Income of Affiliated Companies	320	246

Other Comprehensive (Loss) Income - Net of Tax*	(231)	247

Comprehensive Income	$10,103	$6,326

	Six Months Ended June 30,
	2012	2011
Net Income	$64,409	$57,527

Other Comprehensive Loss, Net of Tax:*

Unrealized Gain (Loss) on Available-for-Sale Securities	215	(103)
Unrealized (Loss) Gain on Derivatives - Other	(225)	57
Other Comprehensive Loss of Affiliated Companies	(1,962)	(833)

Other Comprehensive Loss - Net of Tax*	(1,972)	(879)

Comprehensive Income	$62,437	$56,648

* Determined using a combined statutory tax rate of 41%.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended June 30,
	2012	2011
Net Cash Provided by Operating Activities	$56,213	$121,982

Cash Flows from Investing Activities:
Capital Expenditures	(96,891)	(67,778)
Net Proceeds from Sale of Restricted Investments in Margin Account	7,775	3,380
Investment in Long-Term Receivables	(2,871)	(2,390)
Proceeds from Long-Term Receivables	3,781	2,418
Purchase of Company Owned Life Insurance	(3,525)	(3,525)
Investment in Affiliate	(28,979)	(21,867)
Advances on Notes Receivable - Affiliate	(58,178)	(24,108)
Repayment of Notes Receivable - Affiliate	4,681	38,713
Other	(584)	(5,180)

Net Cash Used in Investing Activities	(174,791)	(80,337)

Cash Flows from Financing Activities:
Net Borrowings from (Repayments of) Short-Term Credit Facilities	1,900	(55,650)
Proceeds from Issuance of Long-Term Debt	150,000	—
Principal Repayments of Long-Term Debt	(35,000)	—
Payments for Issuance of Long-Term Debt	(583)	(28)
Premium for Early Retirement of Debt	(700)	—
Dividends on Common Stock	(12,200)	(10,933)
Proceeds from Sale of Common Stock	9,256	—
Proceeds from Finance Obligation	—	23,425

Net Cash Provided by (Used in) Financing Activities	112,673	(43,186)

Net Decrease in Cash and Cash Equivalents	(5,905)	(1,541)
Cash and Cash Equivalents at Beginning of Period	7,538	2,363

Cash and Cash Equivalents at End of Period	$1,633	$822

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	June 30, 2012	December 31, 2011
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$1,590,771	$1,515,274
Accumulated Depreciation	(367,710)	(357,245)
Nonutility Property and Equipment, at cost	231,968	221,051
Accumulated Depreciation	(31,608)	(26,687)

Property, Plant and Equipment - Net	1,423,421	1,352,393

Investments:
Available-for-Sale Securities	7,022	6,677
Restricted	10,884	18,658
Investment in Affiliates	60,604	31,815

Total Investments	78,510	57,150

Current Assets:
Cash and Cash Equivalents	1,633	7,538
Accounts Receivable	131,727	135,253
Unbilled Revenues	12,299	42,961
Provision for Uncollectibles	(6,250)	(5,337)
Notes Receivable - Affiliate	38,626	2,747
Natural Gas in Storage, average cost	50,935	68,823
Materials and Supplies, average cost	2,888	2,794
Deferred Income Taxes - Net	—	12,779
Prepaid Taxes	27,938	22,303
Derivatives - Energy Related Assets	31,254	37,461
Other Prepayments and Current Assets	13,396	13,287

Total Current Assets	304,446	340,609

Regulatory and Other Noncurrent Assets:
Regulatory Assets	316,256	315,221
Derivatives - Energy Related Assets	10,397	8,135
Unamortized Debt Issuance Costs	8,727	7,009
Notes Receivable-Affiliate	125,267	111,946
Contract Receivables	13,503	13,280
Other	45,464	41,767

Total Regulatory and Other Noncurrent Assets	519,614	497,358

Total Assets	$2,325,991	$2,247,510

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	June 30, 2012	December 31, 2011
Capitalization and Liabilities
Equity:
Common Stock	$38,052	$37,765
Premium on Common Stock	283,655	273,303
Treasury Stock (at par)	(180)	(193)
Accumulated Other Comprehensive Loss	(30,410)	(28,438)
Retained Earnings	381,633	341,677

Total Equity	672,750	624,114

Long-Term Debt	541,400	424,213

Total Capitalization	1,214,150	1,048,327

Current Liabilities:
Notes Payable	323,300	321,400
Current Portion of Long-Term Debt	—	2,187
Accounts Payable	109,882	153,666
Customer Deposits and Credit Balances	20,457	24,914
Environmental Remediation Costs	23,908	24,721
Taxes Accrued	2,068	3,168
Derivatives - Energy Related Liabilities	19,340	38,738
Deferred Income Taxes - Net	7,094	—
Deferred Contract Revenues	121	996
Dividends Payable	12,253	—
Interest Accrued	6,224	6,408
Pension Benefits	1,240	1,275
Other Current Liabilities	5,954	10,498

Total Current Liabilities	531,841	587,971

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	287,034	295,434
Investment Tax Credits	761	905
Pension and Other Postretirement Benefits	89,073	109,021
Environmental Remediation Costs	69,140	69,439
Asset Retirement Obligations	29,931	29,430
Derivatives - Energy Related Liabilities	5,574	7,367
Derivatives - Other	14,821	14,046
Regulatory Liabilities	47,946	48,311
Finance Obligation	22,094	22,549
Other	13,626	14,710

Total Deferred Credits and Other Noncurrent Liabilities	580,000	611,212

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$2,325,991	$2,247,510

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

 Notes to Unaudited Condensed Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

REVENUE BASED TAXES — SJI collects certain revenue-based energy taxes from customers. Such taxes include New Jersey State Sales Tax, Transitional Energy Facility Assessment (TEFA) and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. TEFA and PUA are included in both utility revenue and cost of sales and totaled $0.9 million and $1.2 million for the three months ended June 30, 2012 and 2011, respectively, and $3.4 million and $5.0 million for the six months ended June 30, 2012 and 2011, respectively. TEFA, which accounts for the majority of the revenue based taxes, is subject to a planned phase-out, which decreased rates by 25% effective January 1, 2012.

GAS EXPLORATION AND DEVELOPMENT - The Company capitalizes all costs associated with gas property acquisition, exploration and development activities under the full cost method of accounting. Capitalized costs include costs related to unproved properties, which are not amortized until proved reserves are found or it is determined that the unproved properties are impaired. All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. During the six months ended June 30, 2012, the Company recorded $1.1 million of impairment charges within Other Income and Expense on the condensed consolidated statement of income due to a reduction in the expected cash flows to be received from certain shallow wells in the Marcellus region. No impairment charges were recorded during the six months ended June 30, 2011. As of June 30, 2012 and December 31, 2011, $9.1 million and $9.6 million, respectively, related to interests in proved and unproved properties in Pennsylvania, net of amortization, is included with Nonutility Property and Equipment and Other Noncurrent Assets on the condensed consolidated balance sheets.

TREASURY STOCK – SJI uses the par value method of accounting for treasury stock. As of June 30, 2012 and December 31, 2011, SJI held 143,742 and 154,718 shares of treasury stock, respectively. These shares are related to deferred compensation arrangements where the amounts earned are held in the stock of SJI.

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

Under the Amended and Restated 1997 Stock-Based Compensation Plan, no more than 2,000,000 shares in the aggregate may be issued to SJI’s officers (Officers), non-employee directors (Directors) and other key employees. The plan will terminate on January 26, 2015, unless terminated earlier by the Board of Directors. No options were granted or outstanding during the six months ended June 30, 2012 and 2011.  No stock appreciation rights have been issued under the plan. During the six months ended June 30, 2012 and 2011, SJI granted 40,955 and 40,711 restricted shares to Officers and other key employees, respectively.   These restricted shares vest over a three-year period and are subject to SJI achieving certain market and earnings-based performance targets as compared to a peer group average, which can cause the actual amount of shares that ultimately vest to range from between 0% to 150% of the original share units granted. Grants containing market-based performance targets have been issued in each of the last three years and use SJI's total shareholder return (TSR) relative to a peer group to measure performance. Beginning with 2012, grants containing earnings-based targets have also been issued. These new grants are based on SJI's earnings per share growth rate relative to a peer group to measure performance. During the six months ended June 30, 2012 and 2011, SJI granted 9,904 and 12,220 restricted shares, respectively, to Directors.  Shares issued to Directors vest over a three-year service period and contain no performance conditions. As a result, 100% of the shares granted generally vest.

See Note 2 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2011 for the related accounting policy.

The following table summarizes the nonvested restricted stock awards outstanding at June 30, 2012 and the assumptions used to estimate the fair value of the awards:

	Grant Date	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate
Officers & Key Employees -	Jan. 2010 - TSR	52,404	$39.020	29.0%	1.65%
	Jan. 2011 - TSR	40,227	$50.940	27.5%	1.01%
	Jan. 2012 - TSR	20,389	$51.230	22.5%	0.43%
	Jan. 2012 - EPS	20,389	$56.930	N/A	N/A

Directors -	Jan. 2010	11,690	$37.825	—	—
	Jan. 2011	7,332	$52.940	—	—
	Jan. 2012	8,666	$56.580	—	—

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

The following table summarizes the total stock-based compensation cost for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Officers & Key Employees	$524	$466	$1,048	$932
Directors	228	327	354	457
Total Cost	752	793	1,402	1,389

Capitalized	(58)	(55)	(115)	(110)
Net Expense	$694	$738	$1,287	$1,279

As of June 30, 2012, there was $3.9 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 2.0 years.

The following table summarizes information regarding restricted stock award activity during the six months ended June 30, 2012, excluding accrued dividend equivalents:

	Officers &Other Key Employees	Directors	Weighted Average Fair Value
Nonvested Shares Outstanding, January 1, 2012	92,907	21,914	$44.112
Granted	40,955	9,904	$54.567
Canceled/Forfeited	(453)	—	$49.430
Vested	—	(4,130)	$47.919
Nonvested Shares Outstanding, June 30, 2012	133,409	27,688	$47.300

During the six months ended June 30, 2012 and 2011, SJI awarded 33,322 shares to its Officers and other key employees, which had vested at December 31, 2011, at a market value of $1.9 million, and 69,271 shares, which had vested at December 31, 2010, at a market value of $3.7 million, respectively. Also, during the six months ended June 30, 2012 and 2011, SJI awarded 9,904 and 12,220 shares to its Directors at a market value of $0.6 million for each period. The Company has a policy of issuing new shares to satisfy its obligations under these plans; therefore, there are no cash payment requirements resulting from the normal operation of this plan. However, a change in control could result in such shares becoming nonforfeitable or immediately payable in cash.  At the discretion of the Officers, Directors and other key employees, the receipt of vested shares can be deferred until future periods.  These deferred shares are included in Treasury Stock on the condensed consolidated balance sheets.

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

SJI conducts tests annually to estimate the environmental remediation costs for these properties.

Summarized operating results of the discontinued operations for the three and six months ended June 30, were (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Loss before Income Taxes:
Sand Mining	$(705)	$(157)	$(901)	$(351)
Fuel Oil	(61)	(99)	(75)	(494)
Income Tax Benefits	268	90	342	296
Loss from Discontinued Operations — Net	$(498)	$(166)	$(634)	$(549)
Earnings Per Common Share from
Discontinued Operations — Net:
Basic	$(0.016)	$(0.006)	$(0.021)	$(0.019)
Diluted	$(0.016)	$(0.006)	$(0.021)	$(0.018)

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

During the first six months of 2012 and 2011, the Company made investments in, and provided net advances to, unconsolidated affiliates of $82.5 million and $7.3 million, respectively. The purpose of these investments and advances was to acquire two district energy systems in Hartford, Connecticut, and to develop landfill gas-fired electric production facilities, solar and thermal energy projects, and to cover certain project related costs of LVE (See Note 11).  As of June 30, 2012 and December 31, 2011, the outstanding balance on these Notes Receivable – Affiliate was $163.9 million and $114.7 million, respectively. Approximately $109.3 million of these notes are secured by property, plant and equipment of the affiliates, accrue interest at 7.5% and are to be repaid through 2025. The remaining $54.6 million of these notes are unsecured, and are either non-interest bearing or accrue interest at variable rates and are to be repaid when the affiliate secures permanent financing.

SJI holds significant variable interests in these entities but is not the primary beneficiary. Consequently, these entities are accounted for under the equity method because SJI does not have both a) the power to direct the activities of the entity that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. As of June 30, 2012, the Company had a net asset of approximately $58.7 million included in Investment in Affiliates and Other Noncurrent Liabilities on the condensed consolidated balance sheets related to equity method investees, in addition to Notes Receivable – Affiliate as discussed above. SJI’s maximum exposure to loss from these entities as of June 30, 2012 is limited to its combined equity contributions and the Notes Receivable-Affiliate in the amount of $225.6 million.

SJI and a joint venture partner formed Potato Creek, LLC (Potato Creek) in which SJI has a 30% equity interest.  Potato Creek owns and manages the oil, gas and mineral rights of certain real estate in Pennsylvania.

In April 2012, Energenic acquired The Energy Network, LLC, a holding company for the Hartford Steam Company, TEN Companies and CNE Power I, LLC, for approximately $50.5 million. In conjunction with the acquisition, Marina made a capital contribution to Energenic of $7.6 million and provided $35.4 million of advances which are expected to be repaid by Energenic in 2012 when permanent financing is obtained.

4.	COMMON STOCK:

The following shares were issued and outstanding at June 30:

2012
Beginning Balance, January 1	30,212,453
New Issues During Period:
Dividend Reinvestment Plan	185,746
Stock-Based Compensation Plan	43,226
Ending Balance, June 30	30,441,425

The par value ($1.25 per share) of stock issued was recorded in Common Stock and the net excess over par value of approximately $10.4 million was recorded in Premium on Common Stock.

EARNINGS PER COMMON SHARE (EPS) — Basic EPS is based on the weighted-average number of common shares outstanding.  The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 79,355 and 83,688 for the three months ended June 30, 2012 and 2011, respectively, and 76,313 and 87,980 shares for the six months ended June 30, 2012 and 2011, respectively. These shares relate to SJI’s restricted stock as discussed in Note 2.

DIVIDEND REINVESTMENT PLAN (DRP) —The Company offers a DRP which allows participating shareholders to purchase shares of SJI common stock by automatic reinvestment of dividends or optional purchases. From April 2008 through April 2011, shares of common stock offered by the DRP have been purchased in open market transactions.  Beginning in May 2011, shares of common stock offered by the DRP have been issued directly by SJI from its authorized but unissued shares of common stock. For the six months ended June 30, 2012, $9.3 million of equity capital was raised through the DRP.

5.	FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS — In accordance with the terms of certain Marina and SJG loan agreements, unused proceeds are required to be escrowed pending approval of construction expenditures. As of both June 30, 2012 and December 31, 2011, the escrowed proceeds, including interest earned, totaled $1.3 million.

The Company maintains margin accounts with selected counterparties to support its risk management activities. The balances required to be held in these margin accounts increase as the net value of the outstanding energy related contracts with the respective counterparties decrease. As of June 30, 2012 and December 31, 2011, the balances in these accounts totaled $9.5 million and $17.3 million, respectively. The carrying amounts of the Restricted Investments approximate their fair values at June 30, 2012 and December 31, 2011, which would be included in Level 1 of the fair value hierarchy (See Note 13 - Fair Value of Financial Assets and Financial Liabilities).

LONG-TERM RECEIVABLES — SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources.  The terms of these loans call for customers to make monthly payments over a period of up to five years with no interest.  The carrying amounts of such loans were $12.6 million and $11.7 million as of June 30, 2012 and December 31, 2011, respectively. The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Contract Receivables on the condensed consolidated balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $1.3 million and $1.2 million as of June 30, 2012 and December 31, 2011, respectively.  The annual amortization to interest is not material to the Company’s condensed consolidated financial statements.  The carrying amounts of these receivables approximate their fair value at June 30, 2012 and December 31, 2011, which would be included in Level 2 of the fair value hierarchy (See Note 13 - Fair Value of Financial Assets and Financial Liabilities).

CREDIT RISK - As of June 30, 2012, approximately $12.4 million, or 29.7%, of the current and noncurrent Derivatives – Energy Related Assets are with a single retail counterparty. This counterparty has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assigned to SJI in the event of a default by the counterparty.

FINANCE OBLIGATION - During 2010, ACB Energy Partners LLC (ACB), a wholly-owned subsidiary of Energenic, of which Marina has a 50% equity interest, completed construction of a combined heat and power generating facility to serve, under an energy services agreement, a thermal plant owned by Marina. Construction period financing was provided by Marina. Due to its continuing involvement in the facility, Marina is considered the owner of the facility for accounting purposes. As a result, the Company included costs to construct the facility within Nonutility Property, Plant and Equipment on the condensed consolidated balance sheets of $23.5 million as of both June 30, 2012 and December 31, 2011. In addition, the Company includes repayments from ACB to Marina on the construction loan within the Finance Obligation on the condensed consolidated balance sheets. Marina does not have a fixed payment obligation to ACB; as a result, the Finance Obligation is classified as a noncurrent liability on the condensed consolidated balance sheets. The costs to construct the facility and the repayments of the construction loan are amortized over the term of the energy services agreement. The impact on the condensed consolidated statements of income is not significant. As a result, the Company recorded $22.1 million and $22.5 million, net of amortization, within Finance Obligation on the condensed consolidated balance sheets at June 30, 2012 and December 31, 2011, respectively.

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE - The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. The carrying amounts of SJI's financial instruments that are not carried at fair value, including those financial instruments disclosed in this footnote, approximate their fair values at June 30, 2012 and December 31, 2011, except as noted below.

•
For Long-Term Debt, in estimating the fair value, we use the present value of remaining cash flows at the balance sheet date. We based the estimates on interest rates available to SJI at the end of each period for debt with similar terms and maturities (Level 2 in the fair value hierarchy, see Note 13 - Fair Value of Financial Assets and Financial Liabilities). The estimated fair values of SJI's long-term debt, including current maturities, as of June 30, 2012 and December 31, 2011, were $655.2 million and $533.4 million, respectively.  The carrying amounts of SJI's long-term debt, including current maturities, as of June 30, 2012 and December 31, 2011, was $541.4 million and $426.4 million, respectively.

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

Information about SJI’s operations in different reportable operating segments is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating Revenues:
Gas Utility Operations	$59,177	$65,187	$238,613	$245,510
Wholesale Energy Operations	(471)	6,475	17,171	54,746
Retail Energy Operations:
Retail Gas and Other Operations	13,600	23,042	31,792	60,284
Retail Electric Operations	38,365	54,258	88,552	114,153
On-Site Energy Production	9,356	9,863	17,257	19,651
Appliance Service Operations	3,578	4,154	6,860	8,588
Subtotal Retail Energy Operations	64,899	91,317	144,461	202,676
Corporate & Services	6,331	6,070	13,045	12,034
Subtotal	129,936	169,049	413,290	514,966
Intersegment Sales	(8,023)	(8,572)	(16,545)	(22,567)
Total Operating Revenues	$121,913	$160,477	$396,745	$492,399

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating Income (Loss):
Gas Utility Operations	$7,465	$7,065	$66,320	$65,558
Wholesale Energy Operations	(2,843)	1,438	7,829	11,095
Retail Energy Operations:
Retail Gas and Other Operations	(395)	(59)	(547)	714
Retail Electric Operations	5,110	2,978	10,054	6,841
On-Site Energy Production	684	1,273	346	2,367
Appliance Service Operations	222	(232)	(219)	(822)
Subtotal Retail Energy Operations	5,621	3,960	9,634	9,100
Corporate and Services	14	(24)	(18)	(267)
Total Operating Income	$10,257	$12,439	$83,765	$85,486

Depreciation and Amortization:
Gas Utility Operations	$11,130	$10,375	$22,092	$20,678
Wholesale Energy Operations	64	68	117	134
Retail Energy Operations:
Retail Gas and Other Operations	23	10	31	17
On-Site Energy Production	2,722	1,113	4,726	2,103
Appliance Service Operations	78	75	162	149
Subtotal Retail Energy Operations	2,823	1,198	4,919	2,269
Corporate and Services	171	178	335	339
Total Depreciation and Amortization	$14,188	$11,819	$27,463	$23,420

Interest Charges:
Gas Utility Operations	$3,771	$4,895	$7,960	$9,924
Wholesale Energy Operations	72	9	158	22
Retail Energy Operations:
Retail Gas and Other Operations	13	51	51	111
On-Site Energy Production	1,215	1,513	2,234	2,526
Subtotal Retail Energy Operations	1,228	1,564	2,285	2,637
Corporate and Services	837	689	1,558	1,184
Subtotal	5,908	7,157	11,961	13,767
Intersegment Borrowings	(713)	(923)	(1,273)	(1,552)
Total Interest Charges	$5,195	$6,234	$10,688	$12,215

Income Taxes:
Gas Utility Operations	$1,887	$1,065	$22,864	$23,111
Wholesale Energy Operations	(1,028)	858	2,953	5,020
Retail Energy Operations:
Retail Gas and Other Operations	(90)	24	94	538
Retail Electric Operations	2,087	1,217	4,107	2,795
On-Site Energy Production	(4,056)	(864)	(15,230)	(7,657)
Appliance Service Operations	109	634	(54)	1,633
Subtotal Retail Energy Operations	(1,950)	1,011	(11,083)	(2,691)
Corporate and Services	19	70	78	74
Total Income Tax (Benefit) Expense	$(1,072)	$3,004	$14,812	$25,514

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Property Additions:
Gas Utility Operations	$40,220	$38,638	$80,876	$59,076
Wholesale Energy Operations	8	6	12	30
Retail Energy Operations:
Retail Gas and Other Operations	50	2	103	15
On-Site Energy Production	5,705	8,590	11,002	15,297
Appliance Service Operations	2	132	2	133
Subtotal Retail Energy Operations	5,757	8,724	11,107	15,445
Corporate and Services	1,254	103	1,659	382
Total Property Additions	$47,239	$47,471	$93,654	$74,933

	June 30, 2012	December 31, 2011
Identifiable Assets:
Gas Utility Operations	$1,659,006	$1,615,723
Wholesale Energy Operations	134,410	159,424
Retail Energy Operations:
Retail Gas and Other Operations	17,054	14,659
Retail Electric Operations	22,261	31,225
On-Site Energy Production	252,612	275,053
Appliance Service Operations	8,402	11,335
Subtotal Retail Energy Operations	300,329	332,272
Discontinued Operations	96	224
Corporate and Services	242,540	156,252
Intersegment Assets	(10,390)	(16,385)
Total Identifiable Assets	$2,325,991	$2,247,510

7.	RATES AND REGULATORY ACTIONS:

SJG is subject to the rules and regulations of the New Jersey Board of Public Utilities (BPU). In October 2011, SJG filed a petition with the BPU requesting to modify and extend its Capital Investment Recovery Tracker (CIRT II) program. In March 2012, the parties executed a stipulation agreeing to an incremental investment of $35.0 million through December 2012. The BPU approved this stipulation in May 2012.

In May 2012, SJG filed a petition requesting the approval of a new Energy Efficiency Program (EEP II). The petition requests the approval to continue its Energy Efficiency Tracker (EET) to recover all cost associated with the EEP II through a 0.35% increase in rates. These programs provide customers with increased incentives to reduce their natural gas consumption. This petition is currently pending.
SJG filed its annual EET rate adjustment petition in June 2012 requesting a 0.7% increase in rates to recover the costs associated with its current Energy Efficiency Program (EEP I), which ended April 2012. Also in June 2012, SJG filed a petition requesting a continuation of the EEP I program, to bridge the gap between the expiration of the EEP I program and the implementation of the proposed new EEP II program. Both petitions are currently pending.
In June 2012, SJG filed its annual Basic Gas Supply Service (BGSS) and Conservation Incentive Program (CIP) petitions with the BPU. These petitions request an 8.8% reduction in rates for the BGSS and a 7.0% increase in rates for the CIP, both commencing on October 1, 2012. Both petitions are currently pending.

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

Regulatory Assets consisted of the following items (in thousands):

	June 30, 2012	December 31, 2011
Environmental Remediation Costs:
Expended - Net	$39,747	$45,815
Liability for Future Expenditures	88,853	89,984
Deferred Asset Retirement Obligation Costs	25,319	25,162
Deferred Pension and Other Postretirement Benefit Costs	88,435	88,624
Deferred Gas Costs - Net	5,197	22,441
Conservation Incentive Program Receivable	31,498	13,580
Societal Benefit Costs Receivable	11,215	8,618
Premium for Early Retirement of Debt	456	537
Deferred Interest Rate Contracts	8,680	8,146
Energy Efficiency Tracker	11,650	8,464
Other Regulatory Assets	5,206	3,850

Total Regulatory Assets	$316,256	$315,221

Regulatory Liabilities consisted of the following items (in thousands):

	June 30, 2012	December 31, 2011
Excess Plant Removal Costs	$46,668	$47,230
Other Regulatory Liabilities	1,278	1,081

Total Regulatory Liabilities	$47,946	$48,311

CONSERVATION INCENTIVE PROGRAM (CIP) RECEIVABLE – The increase in this receivable is primarily the result of unusually warm weather experienced in the region during the first six months of 2012. The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer.

DEFERRED GAS COSTS – NET – Over/under collections of gas costs are monitored through SJG’s BGSS clause.  Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability.  Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval.  The BGSS decreased from a $22.4 million regulatory asset at December 31, 2011 to a $5.2 million regulatory asset at June 30, 2012, primarily due to gas costs recovered from customers exceeding the actual cost of the commodity incurred during the first six months of 2012, as a result of natural gas prices remaining at very low levels.

9.	PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three and six months ended June 30, 2012 and 2011, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service Cost	$1,078	$946	$2,267	$1,959
Interest Cost	2,412	2,404	4,811	4,762
Expected Return on Plan Assets	(2,411)	(2,340)	(5,171)	(4,684)
Amortizations:
Prior Service Cost	63	66	125	133
Actuarial Loss	2,060	1,417	3,815	2,720
Net Periodic Benefit Cost	3,202	2,493	5,847	4,890
Early Retirement Incentive Program Costs (ERIP)	—	—	—	102
Capitalized Benefit Costs	(1,228)	(902)	(2,207)	(1,812)
Total Net Periodic Benefit Expense	$1,974	$1,591	$3,640	$3,180

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service Cost	$225	$228	$518	$498
Interest Cost	733	820	1,501	1,600
Expected Return on Plan Assets	(494)	(562)	(1,053)	(1,124)
Amortizations:
Prior Service Credits	(71)	(88)	(142)	(177)
Actuarial Loss	482	434	862	827
Net Periodic Benefit Cost	875	832	1,686	1,624
Capitalized Benefit Costs	(329)	(297)	(631)	(605)
Total Net Periodic Benefit Expense	$546	$535	$1,055	$1,019

Capitalized benefit costs reflected in the table above relate to SJG’s construction program.

The ERIP costs reflected in the table above relate to an early retirement plan offered during 2011 to one of our business segments.

SJI contributed $25.0 million to the pension plans in January 2012. No contributions were made to the pension plans during the six months ended June 30, 2011. Payments related to the unfunded supplemental executive retirement plan (SERP) plan are expected to approximate $1.3 million in 2012. SJG also has a regulatory obligation to contribute approximately $3.6 million annually to the other postretirement benefit plans’ trusts, less direct costs incurred.

See Note 12 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2011, for additional information related to SJI’s pension and other postretirement benefits.

10.	UNUSED LINES OF CREDIT:

Credit facilities and available liquidity as of June 30, 2012 were as follows (in thousands):

Company	Total Facility	Usage	Available Liquidity	Expiration Date
SJG:
Commercial Paper Program/Revolving Credit Facility	$200,000	$153,500	$46,500	May 2015
Uncommitted Bank Lines (B)	10,000	—	10,000	August 2012

Total SJG	210,000	153,500	56,500

SJI:

Revolving Credit Facility	$300,000	$138,700	$161,300	April 2015 (A)
Term Line of Credit (C)	50,000	50,000	—	November 2013

Total SJI	350,000	188,700	161,300

Total	$560,000	$342,200	$217,800

(A) Includes letters of credit outstanding in the amount of $18.9 million.

(B) SJG reduced the uncommitted bank lines by $10.0 million during 2012. SJG anticipates renewing the remaining line of credit during the third quarter 2012.
(C) In June 2012, SJI increased its term line of credit by $20.0 million, which matures in November 2013.
The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary, the SJI facilities can also be used to support SJG’s liquidity needs. Borrowings under these credit facilities are at market rates. The weighted average interest rate on these borrowings, which changes daily, was 0.95% and 1.43% at June 30, 2012 and 2011, respectively. Average borrowings outstanding under these credit facilities, not including letters of credit, during the six months ended June 30, 2012 and 2011 were $376.2 million and $192.4 million, respectively. The maximum amounts outstanding under these credit facilities, not including letters of credit, during the six months ended June 30, 2012 and 2011 were $462.2 million and $258.4 million, respectively.

The SJI and SJG facilities are provided by a syndicate of banks and contain one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreements) to not more than 0.65 to 1, measured at the end of each fiscal quarter. SJI and SJG were in compliance with this covenant as of June 30, 2012.

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

GUARANTEES — The Company has recorded a liability of $1.9 million which is included in Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the condensed consolidated balance sheets as of June 30, 2012 for the fair value of the following guarantees:

In April 2007, SJI guaranteed certain obligations of LVE Energy Partners, LLC (LVE) an unconsolidated joint venture in which Marina has a 50% equity interest.  LVE entered into a 25-year contract with a resort developer to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada.  LVE began construction of the facility in 2007 and expected to provide full energy service in 2010 when the resort was originally scheduled to be completed.  LVE suspended construction of the district energy system and central energy center in January 2009 after the resort developer’s August 2008 announcement that it was delaying the completion of construction of the resort due to the difficult environment in the capital markets and weak economic conditions.  The resort developer had indicated that it was considering different strategies to move its project forward, including opening its project in phases and obtaining a partner, but that it was unlikely construction would resume during 2009.  In August 2012, the resort developer, repeating previous disclosures, indicated again that it does not expect to resume construction on the project for three to five years.  The resort developer stated that it remains committed to having a significant presence on the Las Vegas Strip as part of a long-term growth strategy and continues to view this site as a major strategic asset.

The district energy system and central energy center are being financed by LVE with debt that is non-recourse to SJI. The outstanding balance of LVE’s bank debt is approximately $192.5 million as of June 30, 2012.  As a result of the construction delay, the district energy system and central energy center were not completed by the end of 2010 as originally expected. Consequently, the full amount of LVE’s debt became due and payable in December 2010. LVE intends to seek additional financing to complete the facility once construction of the resort resumes, however, as of December 31, 2010, LVE was in default under the financing agreements with the banks.  The Energy Sales Agreement between LVE and the resort developer includes a payment obligation by the resort developer to pay certain fees and expenses to LVE. A portion of this payment obligation is guaranteed to LVE’s lenders by the parent of the resort developer.

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

As of June 30, 2012, the Company had a net liability of approximately $1.6 million included in Other Noncurrent Liabilities on the condensed consolidated balance sheets related to this project, in addition to unsecured Notes Receivable – Affiliate of approximately $54.6 million due from LVE. As of June 30, 2012, SJI’s capital at risk is limited to its equity contributions, letters of credit and the unsecured notes receivable totaling approximately $71.8 million. During 2012, SJI provided support to LVE of approximately $1.4 million to cover interest and other project related costs.

As a result of the construction delay, management has evaluated the investment in LVE and concluded that the fair value of this investment continues to be in excess of the carrying value as of June 30, 2012.

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

In February 2011, ACR Energy Partners, LLC (ACR), a wholly-owned subsidiary of Energenic, of which Marina has a 50% equity interest, entered into a 20 year contract with a developer to build, own and operate a central energy center and energy distribution system for a new hotel, casino and entertainment complex in Atlantic City, New Jersey. The complex commenced operations in April 2012 and as a result, ACR is providing full energy services to the complex. During the six months ended June 30, 2012, Marina and its joint venture partner each made capital contributions to ACR, through Energenic, of $21.0 million. Marina and its joint venture partner have also agreed to provide a $5.0 million letter of credit to support certain operating performance obligations of ACR under the operating agreements between ACR and the developer. SJI and its partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI to or on behalf of ACR. Remaining capital contributions are not expected to be significant.

In May 2012, UMM Energy Partners, LLC (UMM), a wholly-owned subsidiary of Energenic, in which Marina has a 50% equity interest, entered into a 30 year contract with a public university to build, own and operate a combined heating, cooling and power system for its main campus in New Jersey. The system is expected to be completed during the second half of 2013. As of June 30, 2012, Marina has advanced approximately $10.0 million to UMM, through Energenic, for initial construction costs.  Marina does not expect to make any additional advances or capital contributions to UMM. However, SJI has guaranteed certain obligations of UMM under the operating and lease agreements between UMM and the university, for the terms of the agreements, commencing with the first year of operations. SJI has guaranteed up to $2.2 million for the first year. This amount is adjusted each year based upon the Consumer Price Index. SJI has also guaranteed certain construction obligations of UMM during the construction period, the majority of which are supported by a surety bond. SJI and its partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees.

As of June 30, 2012, SJI had issued $5.3 million of guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable our subsidiary to market retail natural gas.

COLLECTIVE BARGAINING AGREEMENTS — Unionized personnel represent approximately 48.0% of our workforce at June 30, 2012. The Company has collective bargaining agreements with two unions that represent these employees: the International Brotherhood of Electrical Workers (IBEW) Local 1293 and the International Association of Machinists and Aerospace Workers (IAM) Local 76.  SJG and SJESP employees represented by the IBEW operate under a collective bargaining agreement that runs through February 2013, with the option to extend until February 2014 at the union’s election. The remaining unionized employees represented by the IAM operate under a collective bargaining agreement that expires in August 2014.

STANDBY LETTERS OF CREDIT — As of June 30, 2012, SJI provided $18.9 million of standby letters of credit through SJI’s revolving credit facility to enable SJE to market retail electricity and for various construction activities. The Company has also provided $87.6 million of additional letters of credit under separate facilities outside of the revolving credit facility to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system and to finance Marina's initial thermal plant project.

PENDING LITIGATION — The Company is subject to claims arising in the ordinary course of business and other legal proceedings. The Company has been named in, among other actions, certain product liability claims related to our former sand mining subsidiary. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $3.0 million and $2.9 million related to all claims in the aggregate as of June 30, 2012 and December 31, 2011, respectively. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

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

Certain SJI subsidiaries are involved in buying, selling, transporting and storing natural gas and buying and selling retail electricity for their own accounts as well as managing these activities for third parties. These subsidiaries are subject to market risk on expected future purchases and sales due to commodity price fluctuations. The Company uses a variety of derivative instruments to limit this exposure to market risk in accordance with strict corporate guidelines.  These derivative instruments include forward contracts, swap agreements, options contracts and futures contracts. As of June 30, 2012, the Company had outstanding derivative contracts intended to limit the exposure to market risk on 24.4 MMdts (1 MMdts = one million decatherms) of expected future purchases of natural gas, 25.0 MMdts of expected future sales of natural gas, 1.2 MMmwh (1 MMmwh = one million megawatt hours) of expected future purchases of electricity and 1.1 MMmwh of expected future sales of electricity.  These contracts, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives — Energy Related Assets or Derivatives — Energy Related Liabilities on the condensed consolidated balance sheets. The net unrealized pre-tax gains and losses for these energy related commodity contracts are included with realized gains and losses in Operating Revenues – Nonutility.

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

The fair values of all derivative instruments, as reflected in the condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011, are as follows (in thousands):

Derivatives not designated as hedging instruments under GAAP	June 30, 2012		December 31, 2011
	Assets	Liabilities	Assets	Liabilities
Energy related commodity contracts:
Derivatives – Energy Related – Current	$31,254	$19,340	$37,461	$38,738
Derivatives – Energy Related – Non-Current	10,397	5,574	8,135	7,367
Interest rate contracts:
Derivatives - Other	—	10,997	—	10,684
Total derivatives not designated as hedging instruments under GAAP	41,651	35,911	45,596	56,789

Derivatives designated as hedging instruments under GAAP

Interest rate contracts:
Derivatives - Other	—	3,824	—	3,362
Total derivatives designated as hedging instruments under GAAP	—	3,824	—	3,362

Total Derivatives	$41,651	$39,735	$45,596	$60,151

The effect of derivative instruments on the condensed consolidated statements of income for the three and six months ended June 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2012	2011	2012	2011
Interest Rate Contracts:
Losses recognized in OCI on effective portion	$(888)	$(462)	$(752)	$(642)
Losses reclassified from accumulated OCI into income (a)	$(183)	$(377)	$(370)	$(737)
Gains (losses) recognized in income on ineffective portion (a)	—	—	—	—

(a) Included in Interest Charges

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments under GAAP	2012	2011	2012	2011
Gains on energy related commodity contracts (a)	$3,308	$1,657	$10,279	$6,132
Gains (losses) on interest rate contracts (b)	84	(250)	220	11

Total	$3,392	$1,407	$10,499	$6,143

(a)  Included in Operating Revenues - Non Utility
(b)  Included in Interest Charges

Net realized losses associated with SJG’s energy-related financial commodity contracts of $5.7 million and $2.5 million for the three months ended June 30, 2012 and 2011, respectively, and $10.7 million and $7.1 million for the six months ended June 30, 2012 and 2011, respectively, are not included in the above table. These contracts are part of SJG’s regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to, and recoverable through, regulatory riders, any changes in the value of SJG’s energy related financial commodity contracts are deferred in Regulatory Assets or Liabilities and there is no impact to earnings.

Certain of the Company’s derivative instruments contain provisions that require immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions in the event of a material adverse change in the credit standing of the Company. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on June 30, 2012, is $14.2 million.   If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2012, the Company would have been required to settle the instruments immediately or post collateral to its counterparties of approximately $7.2 million after offsetting asset positions with the same counterparties under master netting arrangements.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of June 30, 2012	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$7,022	$642	$6,380	$—
Derivatives – Energy Related Assets (C)	41,651	14,929	16,788	9,934
	$48,673	$15,571	$23,168	$9,934

Liabilities

Derivatives – Energy Related Liabilities (C)	$24,914	$9,209	$8,849	$6,856
Derivatives – Other (B)	14,821	—	14,821	—
	$39,735	$9,209	$23,670	$6,856

As of December 31, 2011	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$6,677	$619	$6,058	$—
Derivatives – Energy Related Assets (C)	45,596	24,689	16,582	4,325
	$52,273	$25,308	$22,640	$4,325

Liabilities

Derivatives – Energy Related Liabilities (C)	$46,105	$22,495	$13,327	$10,283
Derivatives – Other (B)	14,046	—	14,046	—
	$60,151	$22,495	$27,373	$10,283

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

The following table provides quantitative information regarding significant unobservable inputs in Level 3 fair value measurements (in thousands):

Type	Fair Value at June 30, 2012		Valuation Technique	Significant Unobservable Input	Range
	Assets	Liabilities
Forward Contract - Natural Gas	2,577	2,303	Discounted Cash Flow	Forward price (per dt)	$(0.79) - $3.30
Forward Contract - Electric	7,357	4,553	Discounted Cash Flow	Fixed electric load profile (on-peak)	19.01% - 100.00%
				Fixed electric load profile (off-peak)	0.00% - 80.99%

Transfers between different levels of the fair value hierarchy may occur based on the level of observable inputs used to value the instruments from period to period.  During the six months ended June 30, 2012, there were no transfers between levels within the fair value hierarchy, including no transfers in or out of Level 3.

The changes in fair value measurements of Derivatives – Energy Related Assets and Liabilities for the three and six months ended June 30, 2012, using significant unobservable inputs (Level 3), are as follows (in thousands):

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Balance at beginning of period	$(1,958)	$(5,958)
Total gains realized/unrealized included in earnings	3,306	3,475
Settlements	1,730	5,561

Balance at June 30	$3,078	$3,078

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Balance at beginning of period	$(616)	$(3,163)
Total gains realized/unrealized included in earnings	1,565	(586)
Settlements	813	5,511

Balance at June 30	$1,762	$1,762

Total gains for 2012 included in earnings that are attributable to the change in unrealized losses relating to those assets and liabilities still held as of June 30, 2012, is $3.5 million.  These losses are included in Operating Revenues-Nonutility on the condensed consolidated statements of income.

14.	LONG-TERM DEBT:

In 2011, SJG received approval from the BPU to issue up to $200.0 million in long-term debt under its MTN program by September 2014. At June 30, 2012, $165.0 million was available under this program.

In February 2012, SJG called its $35.0 million, 7.7% MTN's due April 2027 at par plus a 2.0% premium. The early redemption occurred concurrently with the issuance in April 2012 of $35.0 million, 3.74% Series D MTN's due April 2032.

In June 2012, the Company issued $115.0 million aggregate principal amount of MTNs, consisting of the following: (a) $64.0 million aggregate principal amount of 2.39% Senior Notes due June 28, 2015; (b) $16.0 million aggregate principal amount of 2.71% Senior Notes due June 28, 2017; and (c) $35.0 million aggregate principal amount of 3.46% Senior Notes due June 28, 2022. The MTNs are included in long-term debt on the condensed consolidated balance sheets at June 30, 2012.

15.	SUBSEQUENT EVENT:

In July 2012, SJG filed a petition with the BPU requesting approval for an infrastructure replacement and improvement program that would operate in the same manner as SJG's existing CIRT. The petition requests approval for infrastructure improvement projects over the next five years totaling approximately $250.0 million that are incremental to SJG's normal capital projects scheduled over that same time period.  Under the program, SJG would spend $50.0 million per year for this work and is requesting the ability to earn a return of and a return on these investments. This petition is pending.

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

Net Income for the three months ended June 30, 2012 increased $4.3 million to $10.3 million compared with the same period in 2011 primarily as a result of the following:

The income contribution from Marina for the three months ended June 30, 2012 increased $5.5 million to $6.0 million due primarily to the timing of the investment tax credit available on renewable energy facilities as compared to the prior year.

•	The income contribution from SJG for the three months ended June 30, 2012 increased $1.6 million to $3.2 million due to an increase in Capital Investment Recovery Tracker (CIRT) related earnings.

•
The income contribution from SJE for the three months ended June 30, 2012 increased $1.1 million to $2.9 million due primarily to the change in unrealized gains and losses on forward financial contracts used to mitigate price risk on electric as discussed under Operating Revenues – Nonutility below.

•
The income contribution from SJRG for the three months ended June 30, 2012 decreased $2.7 million to a net loss of $1.7 million due primarily to lower daily trading and swing supply margins and higher transportation and storage demand charges as discussed under Gross Margin - Nonutility below. The change in unrealized gains and losses on derivatives used by SJRG to mitigate natural gas commodity price risk, as discussed below, also contributed to the decrease.

Net Income for the six months ended June 30, 2012 increased $6.9 million to $64.4 million compared with the same period in 2011 primarily as a result of the following:

•
The income contribution from Marina for the six months ended June 30, 2012 increased $6.8 million to $16.4 million due primarily to the timing of the investment tax credit available on renewable energy facilities as compared to the prior year.

•
The income contribution from SJG for the six months ended June 30, 2012 increased $4.4 million to $38.3 million due to an increase in CIRT-related earnings along with an increase in residential customers.

•
The income contribution from SJESP for the six months ended June 30, 2012 decreased $2.4 million to a net loss of $0.1 million due primarily to proceeds received in the first six months of 2011 from a provider of homeowner assistance services in accordance with an agreement with the Company that gives them the exclusive right to renew the home appliance repair contracts at SJESP.

•
The income contribution from SJRG for the six months ended June 30, 2012 decreased $2.2 million to $4.5 million due primarily to lower daily trading and swing supply margins and higher transportation and storage demand charges as discussed under Gross Margin - Nonutility below.

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

Economic Earnings for the three months ended June 30, 2012 increased $2.7 million to $8.6 million compared with the same period in 2011, primarily as a result of the following:

•
The income contribution from Marina for the three months ended June 30, 2012 increased $4.5 million to $5.7 million due primarily to the timing of the investment tax credit available on renewable energy facilities as compared to the prior year.

•	The income contribution from SJG for the three months ended June 30, 2012 increased $1.6 million to $3.2 million due to an increase in CIRT related earnings.

•
The income contribution from SJRG for the three months ended June 30, 2012 decreased $1.8 million to a net loss of $0.7 million due primarily to lower daily trading and swing supply margins and higher transportation and storage demand charges as discussed under Gross Margin - Nonutility below.

Economic Earnings for the six months ended June 30, 2012 increased $3.9 million to $58.7 million compared with the same period in 2011, primarily as a result of the following:

•
The income contribution from Marina for the six months ended June 30, 2012 increased $6.2 million to $16.0 million due primarily to the timing of the investment tax credit available on renewable energy facilities as compared to the prior year.

•
The income contribution from SJG for the six months ended June 30, 2012 increased $4.4 million to $38.3 million due to an increase in CIRT-related earnings along with an increase in residential customers.

•
The income contribution from SJRG for the six months ended June 30, 2012 decreased $2.5 million to $3.7 million due primarily to lower daily trading and swing supply margins and higher transportation and storage demand charges as discussed under Gross Margin - Nonutility below.

•
The income contribution from SJESP for the six months ended June 30, 2012 decreased $2.4 million to a net loss of $0.1 million due primarily to proceeds received in the first six months of 2011 from a provider of homeowner assistance services in accordance with an agreement with the Company that gives them the exclusive right to renew the home appliance repair contracts at SJESP.

The following table presents a reconciliation of our income from continuing operations and earnings per share from continuing operations to Economic Earnings and Economic Earnings per share for the three and six months ended June 30 (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income from Continuing Operations	$10,832	$6,245	$65,043	$58,076
Minus/Plus:
Unrealized Mark-to-Market Gains on Derivatives	(2,267)	(352)	(6,465)	(3,470)
Realized Losses on Inventory Injection Hedges	52	—	76	173
Economic Earnings	$8,617	$5,893	$58,654	$54,779

Earnings per Share from Continuing Operations	$0.36	$0.21	$2.14	$1.94
Minus/Plus:
Unrealized Mark-to-Market Gains on Derivatives	(0.08)	(0.01)	(0.21)	(0.12)
Realized Losses on Inventory Injection Hedges	—	—	—	0.01
Economic Earnings per Share	$0.28	$0.20	1.93	$1.83

Non-Utility Income from Continuing Operations	$7,596	$4,626	$26,769	$24,160
Minus/Plus:
Unrealized Mark-to-Market Gains on Derivatives	(2,267)	(352)	(6,465)	(3,470)
Realized Losses on Inventory Injection Hedges	52	—	76	173
Non-Utility Economic Earnings	$5,381	$4,274	$20,380	$20,863

Wholesale Energy (Loss) Income from Continuing Operations	$(1,489)	$1,242	$4,309	$7,270
Minus/Plus:
Unrealized Mark-to-Market Losses (Gains) on Derivatives	967	103	(914)	(727)
Realized Losses on Inventory Injection Hedges	52	—	76	173
Wholesale Energy Economic Earnings	$(470)	$1,345	$3,471	$6,716

Retail Energy Income from Continuing Operations	$9,085	$3,384	$22,460	$16,890
Minus/Plus:
Unrealized Mark-to-Market Gains on Derivatives	(3,234)	(455)	(5,551)	(2,743)
Retail Energy Economic Earnings	$5,851	$2,929	$16,909	$14,147

The effect of derivative instruments not designated as hedging instruments under GAAP in the condensed consolidated statements of income (see Note 12 to the condensed consolidated financial statements) is as follows (gains (losses) in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gains on energy related commodity contracts	$3,308	$1,657	$10,279	$6,132
Gains (losses) on interest rate contracts	84	(250)	220	11
Total before income taxes	3,392	1,407	10,499	6,143
Income taxes (A)	(1,391)	(577)	(4,305)	(2,519)
Total after income taxes	2,001	830	6,194	3,624
Unrealized mark-to-market gains (losses) on derivatives held by affiliated companies, net of tax (A)	266	(478)	271	(154)
Total unrealized mark-to-market gains on derivatives	2,267	352	6,465	3,470
Realized losses on inventory injection hedges, net of tax (A)	(52)	—	(76)	(173)
Total reconciling items between income from continuing operations and economic earnings	$2,215	$352	$6,389	$3,297

(A) Determined using a combined statutory tax rate of 41%

The following tables summarize the composition of selected SJG data for the three and six months ended June 30 (in thousands, except for degree day data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Utility Throughput – dt:
Firm Sales -
Residential	2,294	2,514	10,889	13,755
Commercial	638	639	2,617	3,434
Industrial	36	27	162	182
Cogeneration & Electric Generation	418	434	494	554
Firm Transportation -
Residential	274	317	1,240	1,570
Commercial	920	877	3,165	3,636
Industrial	3,064	3,191	6,494	6,636
Cogeneration & Electric Generation	1,903	1,125	4,065	3,526

Total Firm Throughput	9,547	9,124	29,126	33,293

Interruptible Sales	2	9	2	12
Interruptible Transportation	317	372	741	1,064
Off-System	1,080	1,551	5,551	3,455
Capacity Release	17,019	17,504	33,986	27,659

Total Throughput - Utility	27,965	28,560	69,406	65,483

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Utility Operating Revenues:
Firm Sales -
Residential	$33,024	$34,036	$146,653	$148,888
Commercial	7,229	7,741	29,291	34,541
Industrial	381	574	1,634	2,294
Cogeneration & Electric Generation	1,525	2,692	1,928	3,501
Firm Transportation -
Residential	2,158	2,313	8,081	8,863
Commercial	3,936	3,482	13,049	13,187
Industrial	5,188	4,270	10,608	8,665
Cogeneration & Electric Generation	1,241	745	3,242	2,487

Total Firm Revenues	54,682	55,853	214,486	222,426

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interruptible Sales	42	161	50	215
Interruptible Transportation	338	328	816	962
Off-System	3,054	7,314	18,883	17,448
Capacity Release	787	1,228	3,846	3,899
Other	274	303	532	560
	59,177	65,187	238,613	245,510
Less: Intercompany Sales	(121)	(217)	(355)	(6,151)
Total Utility Operating Revenues	59,056	64,970	238,258	239,359
Less:
Cost of Sales	20,286	28,042	106,551	110,682
Conservation Recoveries*	1,540	1,447	4,842	4,702
RAC Recoveries*	1,911	1,592	3,823	3,183
EET Recoveries*	843	635	1,555	1,144
Revenue Taxes	884	1,156	3,375	5,029
Utility Margin	$33,592	$32,098	$118,112	$114,619

Margin:
Residential	$18,723	$19,676	$65,616	$78,475
Commercial and Industrial	9,892	9,239	27,480	30,566
Cogeneration and Electric Generation	1,165	765	2,129	1,540
Interruptible	21	39	52	87
Off-system & Capacity Release	196	233	1,096	928
Other Revenues	515	386	772	642
Margin Before Weather Normalization & Decoupling	30,512	30,338	97,145	112,238
CIRT Mechanism	763	626	1,530	1,192
CIP Mechanism	2,212	1,040	19,233	1,014
EET Mechanism	105	94	204	175
Utility Margin	$33,592	$32,098	$118,112	$114,619

Degree Days:	367	376	2,297	2,871

*Represents expenses for which there is a corresponding credit in operating revenues.  Therefore, such recoveries have no impact on our financial results.

Throughput - Utility - Total gas throughput decreased 0.6 MMdts, or 2.1%, for the three months ended June 30, 2012, compared with the same period in 2011. This decrease was realized primarily in the Capacity Release and Off-System Sales (OSS) markets. Following an unusually warm winter season in the region, the demand for both Capacity Release and OSS declined in the second quarter and combined for a decrease of 1.0 MMdts for the period. Partially offsetting that decline in usage was higher electric generation sales throughput, which increased 0.8 MMdts, or 69.2%, as a result of the excessive heat during the second quarter. As the second quarter of 2012 was one of the warmest on record in the region, higher electric consumption for air conditioning drove the demand for greater natural gas consumption by the region's electric producers.

Total gas throughput increased  3.9 MMdts, or 6.0%, for the six months ended June 30, 2012, compared with the same period in 2011.  This increase was realized primarily in the Capacity Release and OSS markets which increased 6.3 MMdts and 2.1 MMdts, respectively, during the six months ended June 30, 2012, as compared with the same period in 2011. Due to unusually warm weather experienced in the region during the first quarter of 2012, SJG experienced a lower demand by its firm customers, thereby creating greater opportunity for both Capacity Release and OSS sales outside of SJG's territory during the winter months. Firm throughput decreased 4.2 MMdts, or 12.5%, during the six months ended June 30, 2012, compared to the same period in 2011.  This was primarily the result of weather that was 20.0% warmer for the six months ended June 30, 2012, as compared with the same period last year, partially offset by customer growth.  The Company added 5,959 customers over the twelve month period ended June 30, 2012, which represents a growth rate of 1.7%.

Conservation Incentive Program (CIP) - Utility - The effects of the CIP on SJG’s net income for the three and six months ended June 30, 2012 and 2011 and the associated weather comparisons were as follows ($’s in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Income Benefit:
CIP – Weather Related	$1.4	$1.9	$7.6	$1.3
CIP – Usage Related	(0.1)	(1.3)	3.8	(0.7)
Total Net Income Benefit	$1.3	$0.6	$11.4	$0.6

Weather Compared to 20-Year Average	31.1% warmer	29.5% warmer	23.1% warmer	3.9% warmer
Weather Compared to Prior Year	2.4% warmer	8.7% colder	20.0% warmer	3.3% colder

Operating Revenues  - Utility - Revenues decreased $5.9 million during the three months ended June 30, 2012, compared with the same period in the prior year after eliminating intercompany transactions.  Firm sales revenue decreased $1.2 million, or 2.1%, during the second quarter of 2012 versus the same period in 2011 as a result of lower natural gas costs, primarily in the Cogeneration and Electric Generation markets. Firm sales volume to those markets remained consistent with prior year; however, revenue decreased $1.2 million, or 43.4%, as lower gas costs are being passed through to those customers. While changes in gas costs and BGSS recoveries may fluctuate from period to period, SJG does not profit from the sale of the commodity.  Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on Company profitability, as further discussed below under the caption “Margin.”

Lower Off-System Sales (OSS) volume, coupled with lower natural gas prices, resulted in a $4.3 million, or 58.2%, reduction in OSS revenues during the three months ended June 30, 2012, compared with the same period last year. The average price per decatherm of gas sold in the second quarter of 2012 was $2.83 versus $4.72 during the same period last year. As reflected in the Margin table above, the impact of changes in OSS and capacity release activity do not have a material impact on the earnings of the Company, as SJG is required to share 85% of the profits of such activity with the ratepayers.

Revenues decreased $1.1 million during the six months ended June 30, 2012, compared with the same period in the prior year after eliminating intercompany transactions.  Firm sales revenue decreased $7.9 million, or 3.6%, during the first six months of 2012 versus the same period in 2011 as a result of lower firm throughput, as reflected in the table above. This reduction in sales was the direct result of weather that was 20.0% warmer than last year. The impact of the warmer weather can readily be seen in the throughput table above; however, the impact on firm revenue is not as evident in the corresponding revenue table above. As SJG provided firm customers with a $21.1 million refund in March 2011 due to lower gas costs, revenues during the first quarter of 2011 were also lower than normal.

OSS revenue increased slightly during the first six months of 2012, versus the same period in 2011, despite a significant increase in sales throughput during the period as a result of lower gas costs during 2012, as previously discussed.

While changes in gas costs and Basic Gas Supply Service (BGSS) recoveries may fluctuate from period to period, SJG does not profit from the sale of the commodity.  Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on Company profitability, as further discussed under “Margin-Utility.”

Operating Revenues — Nonutility -  Combined revenues for SJI’s nonutility businesses, net of intercompany transactions, decreased by $32.7 million, or 34.2%, and $94.6 million, or 37.4% for the three and six months ended June 30, 2012, respectively, compared with the same periods in 2011.

SJE’s revenues from retail gas operations, net of intercompany transactions, decreased $8.9 million, or 39.6%, and $27.7 million, or 46.6%, for the three and six months ended June 30, 2012, respectively, compared with the same periods in 2011. Excluding the change in unrealized gains and losses recorded on forward financial contracts of $(0.3) million and $(0.6) million, revenues decreased $9.2 million and $28.3 million for the three and six months ended June 30, 2012, respectively, compared with the same periods in 2011. The decrease in revenues was mainly due to a 48.6% and 41.2% decrease in the average monthly New York Mercantile Exchange (NYMEX) settle price for the three and six months ended June 30, 2012, respectively, compared with the same periods in 2011, and a 6.6% and 18.9% decrease in sales volumes for the three and six months ended June 30, 2012, respectively, compared with the same periods in 2011.  The decrease in sales volumes was mainly due to SJE's exit from the residential market in October 2011 and the significantly warmer weather experienced during the first six months of 2012 as compared with the same period in 2011.

As of June 30, SJE was serving the following number of retail gas customers:

	2012	2011
Residential	—	6,190
Commercial & Large Volume	1,719	1,600

Sales volumes for the comparative periods were as follows (in dekatherms):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Residential	—	60,504	—	347,272
Commercial & Large Volume	4,082,663	4,310,361	8,365,065	9,965,528

Market conditions continue to make it difficult to be competitive in the small commercial market. We continue to focus our marketing efforts on the pursuit of non-heat-sensitive commercial customers in an effort to mitigate price volatility and weather risk.

SJE’s revenues from retail electric operations, net of intercompany transactions, decreased $15.7 million, or 29.9%, and $25.1 million, or 22.7%, for the three and six months ended June 30, 2012, respectively, compared with the same periods in 2011. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $(2.8) million and $(3.2) million, revenues decreased $18.5 million and $28.3 million for the three and six months ended June 30, 2012, respectively, compared with the same periods in 2011.

A summary of SJE’s revenues from retail electricity is as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
SJE Retail Electric Revenue	$36.8	$52.5	$(15.7)	$85.6	$110.7	$(25.1)
Add: Unrealized Losses (Subtract: Unrealized Gains)	(4.8)	(2.0)	(2.8)	(8.4)	(5.2)	(3.2)
SJE Retail Electric Revenue, Excluding Unrealized Losses (Gains)	$32.0	$50.5	$(18.5)	$77.2	$105.5	$(28.3)

The three month comparative period decrease was mainly due to a 42.0% decrease in the average monthly Locational Marginal Price (LMP) per megawatt hour and a 9.2% decrease in volumes, mainly due to a significant school board contract that expired in the second quarter of 2012. The six month comparative period decrease was mainly due to a 41.1% decrease in the average monthly LMP per megawatt hour, partially offset by a 6.4% increase in volumes. SJE uses forward financial contracts to mitigate commodity price risk on fixed price electric contracts. In accordance with GAAP, the forward financial contracts are recorded at fair value, with changes in fair value recorded in earnings in the period of change. The related customer contracts are not considered derivatives and, therefore, are not recorded in earnings until the electricity is delivered. As a result, earnings are subject to volatility as the market price of the forward financial contracts change, even when the underlying hedged value of the customer contract is unchanged. Over time, gains or losses on the sale of the fixed price electric under contract will be offset by losses or gains on the forward financial contracts, resulting in the realization of the profit margin expected when the transactions were initiated. SJE serves both fixed and market-priced customers.

SJRG’s revenues from wholesale energy operations, net of intercompany transactions, decreased $6.9 million and $37.5 million for the three and six months ended June 30, 2012, respectively, compared with the same periods in 2011. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $1.4 million and $(0.3) million, and adjusting for the change in realized gains and losses on all hedges attributed to inventory injection transactions of $0.1 million and $(0.2) million to align them with the related cost of inventory in the period of withdrawal, SJRG’s revenues decreased $5.4 million and $38.0 million for the three and six months ended June 30, 2012, respectively, compared with the same periods in 2011.

A summary of SJRG’s revenue for the three and six months ended June 30 is as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
SJRG Revenue	$(0.5)	$6.4	$(6.9)	$17.1	$54.6	$(37.5)
Add: Unrealized Losses (Subtract: Unrealized Gains)	1.6	0.2	1.4	(1.5)	(1.2)	(0.3)
Add: Realized Losses (Subtract: Realized Gains) on Inventory Injection Hedges	0.1	—	0.1	0.1	0.3	(0.2)
SJRG Revenue, Excluding Unrealized Losses (Gains) and Realized Losses (Gains) on Inventory Injection Hedges	$1.2	$6.6	$(5.4)	$15.7	$53.7	$(38.0)

The decrease in revenues for the three months ended June 30, 2012 compared with the same period in 2011 was due mainly to the impact of essentially no storage withdraws in 2012 compared to withdrawing 0.7 bcf in 2011 and a 48.6% decrease in the average monthly NYMEX settle price for the comparative quarter. The decrease in revenues for the six months ended June 30, 2102 compared with the same period in 2011 was mainly due to a 86.6% decrease in storage volumes sold and a 41.2% decrease in the average monthly NYMEX settle price for the comparative quarter. As discussed in Note 1 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2011, revenues and expenses related to the energy trading activities of SJRG are presented on a net basis in Operating Revenues – Nonutility.

Revenues from on-site energy production at Marina decreased $0.5 million, or 5.1%, and $2.4 million, or 12.2%, for the three and six months ended June 30, 2012, respectively, compared with the same periods in 2011. The decrease reflects lower sales rates for chilled and hot water production at the thermal facility that was attributable to lower underlying commodity rates and the termination of a contract with a large customer in August 2011. These decreases were partially offset by revenues for several new renewable energy projects that began operations over the past twelve months.

Revenues from appliance service operations at SJESP decreased $0.6 million, or13.9%, and $1.7 million, or 20.1%, for the three and six months ended June 30, 2012, respectively, compared with the same periods in 2011 due mainly to a decrease in customer warranty contract sales. SJESP sold the rights to renew the home appliance repair contracts to a provider of homeowner assistance services under an exclusive agreement that took effect in the third quarter of 2011. Under the terms of this agreement, SJESP received a fee for the sale of the rights. SJESP also receives a commission for all new and renewed service contracts and is paid a fee to service those warranty contracts.

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

Total margin increased $1.5 million, or 4.7% for the three months ended June 30, 2012, compared with the same period in 2011, primarily due to customer additions and increased margins from cogeneration and electric generation due to the warmer temperatures noted above.  SJG added 5,959 customers over the 12-month period ended June 30, 2012, representing growth of 1.7% over the prior year and a corresponding increase in margin.

Under SJG's CIP, the Company was protected from the impact of the unusually warm second quarter, the impact from which can be seen on the Margin table above, primarily in the residential and commercial markets. The CIP protected $2.2 million of pre-tax margin in the second quarter of 2012 that would have been lost due to lower customer usage, compared with $1.0 million in the same period last year.

Total margin increased $3.5 million, or 3.0% for the six months ended June 30, 2012 compared with the same period in 2011 due to customer additions, higher margins from cogeneration and electric generation and increased margins from commercial and industrial customers.

The CIP protected $19.2 million of pre-tax margin in the first half of 2012 that would have been lost due to lower customer usage, compared with $1.0 million in the same period last year. Of these amounts, $12.8 million and $2.2 million were related to weather variations and $6.5 and $(1.2) million were related to other customer usage variations in 2012 and 2011, respectively.

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

For the three and six months ended June 30, 2012, combined gross margins for the nonutility businesses, net of intercompany transactions, decreased $0.6 million and increased $0.5 million to $13.6 million and $38.7 million, respectively, compared with the same periods in 2011. These changes were primarily due to the following:

•
Gross margin from the wholesale energy operations of SJRG decreased $4.2 million and $2.8 million for the three and six months ended June 30, 2012, respectively, compared with the same periods in 2011. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $1.4 million and $(0.3) million and adjusting for the change in realized gains and losses on all hedges attributed to inventory injection transactions of $0.1 million and $(0.2) million to align them with the related cost of inventory in the period of withdrawal as discussed above, gross margin for SJRG decreased $2.7 million and $3.3 million for the three and six months ended June 30, 2012, respectively, compared with the same periods in 2011. The decrease in gross margin was mainly due to lower daily trading and swing supply margins and higher transportation costs experienced in 2012. The treatment of the costs attributable to injections of gas into storage has also contributed to the decrease in gross margin. These costs are included in the carrying value of gas in storage when injections are made. SJRG has not injected significant amounts of gas into storage during the six months ended June 30, 2012 and as a result, these costs have been expensed as incurred.

Overall, SJRG's contribution to margin from storage and transportation agreements has decreased due to market conditions and, as a result, SJRG has shed some of these agreements. However, SJRG expects to continue to add incremental margin from marketing and related opportunities in the Marcellus region, capitalizing on its established presence in the area. Future margins could fluctuate significantly due to the volatile nature of wholesale gas prices. As of June 30, 2012, SJRG had 8.6 Bcf of storage and 244,511 dts/day of transportation under contract.

•
Gross Margin from on-site energy production at Marina increased $0.9 million and $1.0 million for the three and six months ended June 30, 2012, respectively, compared with the same periods in 2011. Gross margin as a percentage of Operating Revenues increased 12.7 and 12.6 percentage points for the three and six months ended June 30, 2012, respectively, compared with the same periods in 2011. This was due mainly to the impact of several solar projects coming on line in 2012, which was partially offset by the termination of a customer contract in 2011. Solar projects typically produce higher margins as compared to the margins produced by the terminated customer.

•
Gross margin from SJE’s retail gas and other operations was unchanged for the three months and decreased $0.7 million for the six months ended June 30, 2012, respectively, compared with the same periods in 2011. After excluding the change in unrealized gains and losses recorded on forward financial contracts of $(0.3) million and $(0.6) million, gross margins decreased $0.3 million and $1.3 million for the three and six months ended June 30, 2012, respectively, compared with the same periods in 2011. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts as discussed above, gross margin as a percentage of Operating Revenues remained unchanged for the three months and decreased 0.9 percentage points for six months ended June 30, 2012, respectively, compared with the same periods in 2011. This decrease was due mainly to the impact of SJE exiting the residential market (See Operating Revenues - Nonutility).

•
Gross margin from SJE’s retail electric operations increased $2.3 million and $3.5 million for the three and six months ended June 30, 2012, respectively, compared with the same periods in 2011. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts of $(2.8)million and $(3.2) million as discussed above, gross margin decreased $0.5 million and increased $0.3 million in the three and six months ended June 30, 2012, respectively, compared with the same periods in 2011.  Excluding the impact of the unrealized gains/losses discussed above, gross margin as a percentage of Operating Revenues was unchanged for the three months and increased 1.4 percentage points for the six months ended June 30, 2012, respectively, compared with the same periods in 2011. The increase is mainly due to lower capacity, transmission and network services costs and the addition of numerous higher-margin customers over the past twelve months.

•
Gross margin from appliance service operations at SJESP increased $0.1 million and decreased $0.7 million for the three and six months ended June 30, 2012, respectively, compared with the same periods in 2011 due mainly to the lower customer warranty contract sales as mentioned in Operating Revenues – Nonutility.  Gross margin as a percentage of Operating Revenues increased 8.2 and decreased 1.5 percentage points for the three and six months ended June 30, 2012, respectively, compared with the same periods in 2011. The three month increase was mainly due to the significant decline in personnel costs that resulted from an initiative to right-size our workforce.

Operations Expense — A summary of net changes in operations expense, for the three and six months ended June 30, follows (in thousands):

	Three Months Ended June 30, 2012 vs. 2011	Six Months Ended June 30, 2012 vs. 2011
Gas Utility Operations	$1,174	$3,465
Nonutility:
Wholesale Energy Operations	155	571
Retail Gas and Other Operations	219	397
Retail Electric Operations	148	262
On-Site Energy Production	237	470
Appliance Service Operations	(342)	(1,313)
Total Nonutility	417	387
Intercompany Eliminations and Other	334	161
Total Operations Expense	$1,925	$4,013

Gas Utility operations expense increased $1.2 million and $3.5 million for the three and six months ended June 30, 2012, respectively, compared with the same periods in 2011.  This is due primarily to higher corporate support, governance and compliance, and employee benefit costs, including pension costs. Also contributing was increased spending under the New Jersey Clean Energy Program and Energy Efficiency Programs. Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting increase in revenues during the period.

Nonutility operations expense increased $0.4 million for both the three and six months ended June 30, 2012, respectively, compared with the same periods in 2011. The increase is primarily due to additional personnel, governance and compliance costs incurred to support continued growth.

Maintenance - Changes in maintenance expense for the three and six months ended June 30, 2012, compared with the same periods in 2011, were not significant.

Depreciation - Depreciation increased $1.6 million and $2.6 million during the three and six months ended June 30, 2012, respectively, compared with the same periods in 2011 due mainly to the increased investment in property, plant and equipment by SJG and Marina.

Energy and Other Taxes - Energy and Other Taxes decreased $0.3 million and $1.7 million during the three and six months ended June 30, 2012, respectively, compared with the same periods in 2011 primarily due to a decrease in SJG's primary energy tax, the Transitional Energy Facilities Assessment, effective January 1, 2012. SJG also experienced lower taxable firm throughput in 2012 resulting from significantly warmer weather during 2012.  Additional weather information can be found above under the caption “CIP.”

Other Income and Expense - Other income and expense decreased $0.1 million and $4.8 million during the three and six months ended June 30, 2012, respectively, compared with the same periods in 2011, primarily due to a) proceeds received during the first six months of 2011 from a provider of homeowner assistance services, in accordance with an agreement with the Company, that gives them the exclusive right to renew the home appliance repair contracts at SJESP; b) a decrease in interest income charged on notes receivable from affiliates; and c) a $1.1 million impairment charge taken during the first quarter of 2012 at SJEX. The impairment charge is related to lower than forecasted natural gas reserves at our shallow well investment in the Marcellus region.

Interest Charges – Interest charges decreased $1.0 million and $1.5 million for the three and six months ended June 30, 2012, respectively, compared with the same periods in 2011. This decrease was primarily due to the redemption of $25.0 million aggregate principal long-term debt during the third quarter 2011, and the April 2012 retirement and concurrent issuance of $35.0 million of Medium Term Notes (MTN), which effectively reduced SJG's long-term rate on the $35.0 million of debt from 7.7% to 3.7%.

Income Taxes – Income taxes changed from a $3.0 million expense for the three months ended June 30, 2011 to a $1.1 million benefit for the three months ended June 30, 2012, while income tax expense decreased $10.7 million for the six months ended June 30, 2012 as compared with the same period in 2011. These changes are primarily the result of a lower effective tax rate along with a decrease in income before income taxes during the three and six months ended June 30, 2012 as compared with the same period in 2011.The change in the effective tax rate is primarily due to the projected increase in the investment tax credits available on renewable energy facilities at Marina in 2012, as compared to 2011.

Equity in Earnings of Affiliated Companies – Equity in earnings of affiliated companies increased by $1.8 million and $1.3 million for the three and six months ended June 30, 2012 as compared to the same periods in 2011. This increase is primarily due to new projects coming on line in 2012 and the improved operating performance of our renewable energy project fleet at affiliated companies.

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

Cash Flows from Operating Activities — Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $56.2 million and $122.0 million in the first six months of 2012 and 2011, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries.  Operating activities in the first six months of 2012 produced less net cash than the same period in 2011, primarily due to lower withdrawals of natural gas from storage by our wholesale energy business as a result of the flat market conditions compounded by warmer-than-normal weather which negatively impacted working capital needs. Also impacting net cash provided by operating activities was a $25.0 million pension contribution that occurred in January 2012. There were no pension contributions made by the Company in 2011.

Cash Flows from Investing Activities — SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. Net cash outflows for capital expenditures, which are primarily construction projects, for the first six months of 2012 and 2011 amounted to $96.9 million and $67.8 million, respectively. We estimate the net cash outflows for construction projects for fiscal years 2012, 2013 and 2014 at SJI to be approximately $272.8 million, $217.2 million and $202.9 million, respectively. The increase in the capital expenditures is a direct result of SJG's CIRT program, which began in 2009.  For capital expenditures, including those under SJG’s CIRT, the Company will use short-term borrowings under lines of credit from commercial banks and the commercial paper program to finance capital expenditures as incurred. From time to time, the Company will refinance the short-term debt incurred to support capital expenditures with long-term debt.

In support of its risk management activities, the Company is required to maintain margin accounts with selected counterparties as collateral for its forward contracts, swap agreements, options contracts and futures contracts. These margin accounts are included in Restricted Investments or Margin Account Liability, depending upon the value of the related contracts (the change in the Margin Account Liability is reflected in cash flows from Operating Activities) on the condensed consolidated balance sheets. The required amount of restricted investments changes on a daily basis due to fluctuations in the market value of the related outstanding contracts and are difficult to predict. Margin posted by the Company decreased by $7.8 million in the first six months of 2012, compared with a decrease of $3.4 million in the same period of 2011.

During the six months ended June 30, 2012 and 2011, the Company made investments in, and provided net advances to unconsolidated affiliates of $82.5 million and $7.3 million, respectively. The purpose of these investments and advances was to acquire two district energy systems in Hartford, Connecticut, and to develop landfill gas-fired electric production facilities, solar and thermal energy projects, and to cover certain project-related costs of LVE (See Commitments and Contingencies in Note 11 to the condensed consolidated financial statements).

Cash Flows from Financing Activities — Short-term borrowings from the commercial paper program and lines of credit from commercial banks are used to supplement cash flows from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, short-term debt incurred to finance capital expenditures is refinanced with long-term debt.

Credit facilities and available liquidity as of June 30, 2012 were as follows (in thousands):

Company	Total Facility	Usage	Available Liquidity	Expiration Date
SJG:
Commercial Paper Program/Revolving Credit Facility	$200,000	$153,500	$46,500	May 2015
Uncommitted Bank Lines (B)	10,000	—	10,000	August 2012

Total SJG	210,000	153,500	56,500

SJI:

Revolving Credit Facility	$300,000	$138,700	$161,300	April 2015 (A)
Term Line of Credit (C)	50,000	50,000	—	November 2013

Total SJI	350,000	188,700	161,300

Total	$560,000	$342,200	$217,800

(A) Includes letters of credit outstanding in the amount of $18.9 million.

(B) SJG reduced the uncommitted bank lines by $10.0 million during 2012. SJG anticipates renewing the remaining line of credit during the third quarter 2012.
(C) In June 2012, SJI increased its term line of credit by $20.0 million, which matures in November 2013.

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary the SJI facilities can also be used to support SJG’s liquidity needs. All committed facilities contain one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreements), measured on a quarterly basis. SJI and SJG were in compliance with these covenants as of June 30, 2012. Borrowings under these credit facilities are at market rates. The weighted average borrowing cost, which changes daily, was 0.95% and 1.43% at June 30, 2012 and 2011, respectively.  Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business’ future liquidity needs.

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

SJI supplements its operating cash flow, commercial paper program and credit lines with both debt and equity capital. Over the years, SJG has used long-term debt, primarily in the form of First Mortgage Bonds and MTNs, secured by the same pool of utility assets, to finance its long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment.  In April 2012, SJG issued $35.0 million aggregate principal amount of its MTN's as discussed in Note 14 to the condensed consolidated financial statements. Concurrent with that debt issuance, SJG redeemed its $35.0 million, 7.7% MTN's due April 2027 at par plus a 2.0% premium. In June 2012 (as discussed in Note 14 to the condensed consolidated financial statements), the Company issued $115.0 million aggregate principal amount of MTNs, consisting of the following: (a) $64.0 million aggregate principal amount of 2.39% Senior Notes due June 28, 2015; (b) $16.0 million aggregate principal amount of 2.71% Senior Notes due June 28, 2017; and (c) $35.0 million aggregate principal amount of 3.46% Senior Notes due June 28, 2022. The MTNs are included in long-term debt on the condensed consolidated balance sheets at June 30, 2012. No other long-term debt was issued during the six months ended June 30, 2012 or 2011.

SJG's $150.0 million MTN program that was approved by the BPU in September 2009 expired in September 2011. In December 2011, SJG received approval from the NJ BPU to issue up to $200.0 million in long-term debt by September 2014.

SJI raises equity capital through its Dividend Reinvestment Plan (DRP). Participants in SJI's DRP receive newly-issued shares, with SJI offering a 2% discount on DRP investments as it has been considered to be the most cost effective way to raise equity capital. From April 2008 through April 2011, shares of common stock offered by the DRP were purchased in open market transactions. Beginning in May 2011, shares of common stock offered by the DRP have again been issued at a 2% discount directly by SJI from its authorized but unissued shares of common stock. Through the DRP, SJI raised $9.3 million of equity capital by issuing 185,746 shares during the six months ended June 30, 2012. No shares were issued by SJI under the DRP during the six months ended June 30, 2011.

SJI’s capital structure was as follows:

	As of June 30, 2012	As of December 31, 2011
Equity	43.8%	45.5%
Long-Term Debt	35.2	31.1
Short-Term Debt	21.0	23.4
Total	100.0%	100.0%

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

FINANCE OBLIGATION - During 2010, ACB Energy Partners LLC (ACB), a wholly-owned subsidiary of Energenic, of which Marina has a 50% equity interest, completed construction of a combined heat and power generating facility to serve, under an energy services agreement, a thermal plant owned by Marina. Construction period financing was provided by Marina. Due to its continuing involvement in the facility, Marina is considered the owner of the facility for accounting purposes. As a result, the Company included costs to construct the facility within Nonutility Property, Plant and Equipment on the condensed consolidated balance sheets of $23.5 million as of both June 30, 2012 and December 31, 2011. In addition, the Company includes repayments from ACB to Marina on the construction loan within the Finance Obligation on the condensed consolidated balance sheets. Marina does not have a fixed payment obligation to ACB; as a result, the Finance Obligation is classified as a noncurrent liability on the condensed consolidated balance sheets. The costs to construct the facility and the repayments of the construction loan are amortized over the term of the energy services agreement. The impact on the condensed consolidated statements of income is not significant. As a result, the Company recorded $22.1 million and $22.5 million, net of amortization, within Finance Obligation on the condensed consolidated balance sheets at June 30, 2012 and December 31, 2011, respectively.

COMMITMENTS AND CONTINGENCIES:

SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, and for environmental remediation costs. Cash outflows for capital expenditures for the first six months of 2012 and 2011 amounted to $96.9 million and $67.8 million, respectively. Management estimates the net cash outflows for construction projects for 2012, 2013 and 2014 at SJI to be approximately $272.8 million, $217.2 million and $202.9 million, respectively. The increase in the capital expenditures is a direct result of SJG's CIRT program, which began in 2009. Costs for remediation projects, net of insurance reimbursements, for the first six months of 2012 and 2011 amounted to net cash inflows of $2.1 million and net cash outflows of $7.8 million, respectively. Total cash outflows for remediation projects are expected to be $6.5 million, $26.1 million and $9.9 million for 2012, 2013 and 2014, respectively.  As discussed in Notes 10 and 15 to the Consolidated Financial Statements in Item 8 of SJI’s 10-K as of December 31, 2011, certain environmental costs are subject to recovery from insurance carriers and ratepayers.

As of June 30, 2012, SJI provided $18.9 million of standby letters of credit through SJI’s revolving credit facility to enable SJE to market retail electricity and for various construction activities. The Company also provided $87.6 million of additional letters of credit under separate facilities outside of the revolving credit facility to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system and to finance Marina's initial thermal plant project.

Contractual Obligations - There were no significant changes to the Company’s contractual obligations described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2011, except for long-term debt, which increased $115.0 million due to the issuance of Medium Term Notes at SJI (see Note 14 to the condensed consolidated financial statements), and commodity supply purchase obligations which decreased by approximately $59.4 million in total since December 31, 2011, due to payments made during the first six months of 2012 on commitments at SJE and SJRG. In addition, SJRG's minimum commitment to purchase natural gas under long-term contracts as discussed in Note 15 to the Consolidated Financial Statements in Item 8 of SJI's Annual Report on Form 10-K as of December 31, 2011 has changed to approximately 0.4 million dts/d.

Off-Balance Sheet Arrangements – An off-balance sheet arrangement is any contractual arrangement involving an unconsolidated entity under which the company has either made guarantees, or has certain other interests or obligations.

The Company has recorded a liability of $1.9 million which is included in Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the condensed consolidated balance sheets as of June 30, 2012 for the fair value of the following guarantees:

•
In April 2007, SJI guaranteed certain obligations of LVE Energy Partners, LLC (LVE) an unconsolidated joint venture in which Marina has a 50% equity interest.  LVE entered into a 25-year contract with a resort developer to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada.  LVE began construction of the facility in 2007 and expected to provide full energy service in 2010 when the resort was originally scheduled to be completed.  LVE suspended construction of the district energy system and central energy center in January 2009 after the resort developer’s August 2008 announcement that it was delaying the completion of construction of the resort due to the difficult environment in the capital markets and weak economic conditions.  The resort developer had indicated that it was considering different strategies to move its project forward, including opening its project in phases and obtaining a partner, but that it was unlikely construction would resume during 2009.  In August 2012, the resort developer, repeating previous disclosures, indicated again that it does not expect to resume construction on the project for three to five years.  The resort developer stated that it remains committed to having a significant presence on the Las Vegas Strip as part of a long-term growth strategy and continues to view this site as a major strategic asset.

The district energy system and central energy center are being financed by LVE with debt that is non-recourse to SJI. The outstanding balance of LVE’s bank debt is approximately $192.5 million as of June 30, 2012.  As a result of the construction delay, the district energy system and central energy center were not completed by the end of 2010 as originally expected. Consequently, the full amount of LVE’s debt became due and payable in December 2010. LVE intends to seek additional financing to complete the facility once construction of the resort resumes, however, as of December 31, 2010, LVE was in default under the financing agreements with the banks.  The Energy Sales Agreement between LVE and the resort developer includes a payment obligation by the resort developer to pay certain fees and expenses to LVE. A portion of this payment obligation is guaranteed to LVE’s lenders by the parent of the resort developer.

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

As of June 30, 2012, the Company had a net liability of approximately $1.6 million included in Other Noncurrent Liabilities on the condensed consolidated balance sheets related to this project, in addition to unsecured Notes Receivable – Affiliate of approximately $54.6 million due from LVE. As of June 30, 2012, SJI’s capital at risk is limited to its equity contributions, letters of credit and the unsecured notes receivable totaling approximately $71.8 million. During 2012, SJI provided support to LVE of approximately $1.4 million to cover interest and other project related costs.

As a result of the construction delay, management has evaluated the investment in LVE and concluded that the fair value of this investment continues to be in excess of the carrying value as of June 30, 2012.

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

•
In February 2011, ACR Energy Partners, LLC (ACR), a wholly-owned subsidiary of Energenic, of which Marina has a 50% equity interest, entered into a 20 year contract with a developer to build, own and operate a central energy center and energy distribution system for a new hotel, casino and entertainment complex in Atlantic City, New Jersey. The complex commenced operations in April 2012 and as a result, ACR is providing full energy services to the complex. During the six months ended June 30, 2012, Marina and its joint venture partner each made capital contributions to ACR, through Energenic, of $21.0 million. Marina and its joint venture partner have also agreed to provide a $5.0 million letter of credit to support certain operating performance obligations of ACR under the operating agreements between ACR and the developer. SJI and its partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI to or on behalf of ACR. Remaining capital contributions are not expected to be significant.

•
In May 2012, UMM Energy Partners, LLC (UMM), a wholly-owned subsidiary of Energenic, of which Marina has a 50% equity interest, entered into a 30 year contract with a public university to build, own and operate a combined heating, cooling and power system for its main campus in New Jersey. The system is expected to be completed during the second half of 2013. As of June 30, 2012, Marina has advanced approximately $10.0 million to UMM, through Energenic, for initial construction costs.  Marina does not expect to make any additional advances or capital contributions to UMM. However, SJI has guaranteed certain obligations of UMM under the operating and lease agreements between UMM and the university, for the terms of the agreements, commencing with the first year of operations. SJI has guaranteed up to$2.2 million for the first year. This amount is adjusted each year based upon the Consumer Price Index. SJI has also guaranteed certain construction obligations of UMM during the construction period, the majority of which are supported by a surety bond. SJI and its partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees.

•
As of June 30, 2012, SJI had issued $5.3 million of guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable our subsidiary to market retail natural gas.

Pending Litigation — The Company is subject to claims arising in the ordinary course of business and other legal proceedings. The Company has been named in, among other actions, certain product liability claims related to our former sand mining subsidiary. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $3.0 million and $2.9 million related to all claims in the aggregate as of June 30, 2012 and December 31, 2011, respectively. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

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

SJI has entered into certain contracts to buy, sell, and transport natural gas and to buy and sell retail electricity. For those derivatives not designated as hedges, SJI recorded a net unrealized pre-tax gain of $3.3 million and $1.7 million in earnings during the three months ended June 30, 2012 and 2011, respectively, and a net unrealized pre-tax gain of $10.3 million and $6.1 million during the six months ended June 30, 2012 and 2011, respectively, which are included with realized gains and losses in Operating Revenues — Nonutility.  The fair value and maturity of these energy-related contracts determined under the mark-to-market method as of June 30, 2012 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 -3 Years	Maturity Beyond 3 Years	Total
Prices actively quoted	$12,316	$2,573	$40	$14,929
Prices provided by other external sources	11,701	4,975	112	16,788
Prices based on internal models or other valuable methods	7,237	2,697	—	9,934

Total	$31,254	$10,245	$152	$41,651

Liabilities
Source of Fair Value	Maturity <1 Year	Maturity 1 -3 Years	Maturity Beyond 3Years	Total
Prices actively quoted	$7,373	$1,812	$24	$9,209
Prices provided by other external sources	6,530	2,105	214	8,849
Prices based on internal models or other valuable methods	5,437	1,419	—	6,856

Total	$19,340	$5,336	$238	$24,914

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Contracted volumes of our NYMEX contracts are 2.6 million decatherms (dts) with a weighted-average settlement price of $3.58 per dt.  Contracted volumes of our basis contracts are 8.7 million dts with a weighted average settlement price of $0.20 per dt.  Contracted volumes of electric are 0.1 million mwh with a weighted average settlement price of $45.08 per mwh.

A reconciliation of SJI’s estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Liabilities, January 1, 2012	$(509)
Contracts Settled During Six Months Ended June 30, 2012, Net	3,748
Other Changes in Fair Value from Continuing and New Contracts, Net	13,498

Net Derivatives — Energy Related Assets June 30, 2012	$16,737

Interest Rate Risk — Our exposure to interest-rate risk relates primarily to short-term, variable-rate borrowings. Short-term, variable-rate debt outstanding at June 30, 2012 was $323.3 million and averaged $376.2 million during the first six months of 2012. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $2.3 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2011 - 33 b.p. increase; 2010 – 13 b.p. decrease; 2009 – 29 b.p. decrease; 2008 – 397 b.p. decrease; 2007 – 45 b.p. decrease.  At June 30, 2012, our average interest rate on variable-rate debt was 1.08%.

We issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of June 30, 2012, the interest costs on all but $27.1 million of our long-term debt was either at a fixed-rate or hedged via an interest rate derivative. Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates.

As of June 30, 2012, SJI’s active interest rate swaps were as follows:

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

Credit Risk - As of June 30, 2012, approximately $12.4 million, or 29.7%, of the current and noncurrent Derivatives – Energy Related Assets are with a single retail counterparty. This counterparty has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assignable to SJI in the event of a default by the counterparty.

As of June 30, 2012, SJRG had $55.9 million of Accounts Receivable under sales contracts. Of that total, 82.7% were with regulated utilities or companies rated investment-grade or guaranteed by an investment-grade-rated parent or were with companies where we have a collateral arrangement or insurance coverage. The remainder of the Accounts Receivable were within approved credit limits.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company are effective.

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item is incorporated by reference to Part I, Item 2, Pending Litigation, beginning on page 46.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities - There were no purchases by SJI of its own common stock during the three and six months ended June 30, 2012.

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

101
The following financial statements from South Jersey Industries’ Quarterly Report on Form 10-Q for the three and six months ended June 30, 2012, filed with the Securities and Exchange Commission on August 7, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Balance Sheets and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

SOUTH JERSEY INDUSTRIES, INC.
(Registrant)

Dated:	August 7, 2012	By:	/s/ Edward J. Graham
Edward J. Graham
Chairman, President & Chief Executive Officer

Dated:	August 7, 2012	By:	/s/ David A. Kindlick
David A. Kindlick
Vice President & Chief Financial Officer