Form 10-Q
period 2012-09-30
SOUTH JERSEY INDUSTRIES INC
filed 2012-11-08
CIK 91928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of November 1, 2012 there were 31,262,570 shares of the registrant’s common stock outstanding.

Item 1. Unaudited Condensed Consolidated Financial Statements

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Three Months Ended September 30,
	2012	2011
Operating Revenues:
Utility	$53,999	$58,208
Nonutility	57,978	79,413
Total Operating Revenues	111,977	137,621
Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	20,801	27,242
- Nonutility	49,748	79,413
Operations	25,817	24,002
Maintenance	3,570	3,414
Depreciation	10,602	9,023
Energy and Other Taxes	1,494	1,673
Total Operating Expenses	112,032	144,767
Operating Loss	(55)	(7,146)

Other Income and Expense	4,359	2,586
Interest Charges	(5,981)	(6,242)
Loss Before Income Taxes	(1,677)	(10,802)
Income Taxes	2,576	6,034
Equity in Earnings (Loss) of Affiliated Companies	1,265	(435)
Income (Loss) from Continuing Operations	2,164	(5,203)
(Loss) Income from Discontinued Operations - (Net of tax benefit or expense)	(151)	65
Net Income (Loss)	$2,013	$(5,138)

Basic Earnings Per Common Share:
Continuing Operations	$0.070	$(0.173)
Discontinued Operations	(0.005)	0.002
Basic Earnings Per Common Share	$0.065	$(0.171)

Average Shares of Common Stock Outstanding - Basic	30,861	30,029

Diluted Earnings Per Common Share:
Continuing Operations	$0.070	$(0.173)
Discontinued Operations	(0.005)	0.002
Diluted Earnings Per Common Share	$0.065	$(0.171)

Average Shares of Common Stock Outstanding - Diluted	30,945	30,029

Dividends Declared per Common Share	$0.403	$0.365

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Nine Months Ended September 30,
	2012	2011
Operating Revenues:
Utility	$292,257	$297,567
Nonutility	216,465	332,453
Total Operating Revenues	508,722	630,020
Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	127,352	137,924
- Nonutility	169,584	294,309
Operations	80,015	74,187
Maintenance	10,133	9,638
Depreciation	30,691	26,528
Energy and Other Taxes	7,237	9,094
Total Operating Expenses	425,012	551,680
Operating Income	83,710	78,340

Other Income and Expense	9,890	12,963
Interest Charges	(16,669)	(18,457)
Income Before Income Taxes	76,931	72,846
Income Taxes	(12,236)	(19,480)
Equity in Earnings (Loss) of Affiliated Companies	2,512	(493)
Income from Continuing Operations	67,207	52,873
Loss from Discontinued Operations - (Net of tax benefit)	(785)	(484)
Net Income	$66,422	$52,389

Basic Earnings Per Common Share:
Continuing Operations	$2.203	$1.765
Discontinued Operations	(0.025)	(0.016)
Basic Earnings Per Common Share	$2.178	$1.749

Average Shares of Common Stock Outstanding - Basic	30,502	29,961

Diluted Earnings Per Common Share:
Continuing Operations	$2.197	$1.760
Discontinued Operations	(0.026)	(0.016)
Diluted Earnings Per Common Share	$2.171	$1.744

Average Shares of Common Stock Outstanding - Diluted	30,591	30,045

Dividends Declared per Common Share	$1.209	$1.095

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended September 30,
	2012	2011
Net Income (Loss)	$2,013	$(5,138)

Other Comprehensive Income (Loss), Net of Tax:*

Unrealized Gain (Loss) on Available-for-Sale Securities	205	(478)
Unrealized Gain (Loss) on Derivatives - Other	67	(814)
Other Comprehensive Income of Affiliated Companies	364	666

Other Comprehensive Income (Loss) - Net of Tax*	636	(626)

Comprehensive Income (Loss)	$2,649	$(5,764)

	Nine Months Ended September 30,
	2012	2011
Net Income	$66,422	$52,389

Other Comprehensive Income (Loss), Net of Tax:*

Unrealized Gain (Loss) on Available-for-Sale Securities	420	(581)
Unrealized Loss on Derivatives - Other	(158)	(757)
Other Comprehensive Loss of Affiliated Companies	(1,598)	(167)

Other Comprehensive Loss - Net of Tax*	(1,336)	(1,505)

Comprehensive Income	$65,086	$50,884

* Determined using a combined statutory tax rate of 41%.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Nine Months Ended September 30,
	2012	2011
Net Cash Provided by Operating Activities	$62,290	$135,569

Cash Flows from Investing Activities:
Capital Expenditures	(147,759)	(113,993)
Proceeds from Sale of Property, Plant and Equipment	29	3,500
Net Proceeds from Sale of Restricted Investments in Margin Account	9,532	743
Investment in Long-Term Receivables	(4,178)	(3,780)
Proceeds from Long-Term Receivables	5,217	4,297
Purchase of Company Owned Life Insurance	(4,547)	(4,352)
Investment in Affiliate	(35,899)	(23,034)
Return of Investment in Affiliate	—	1,902
Advances on Notes Receivable - Affiliate	(66,755)	(28,827)
Repayment of Notes Receivable - Affiliate	11,523	39,977
Other	(6,388)	(5,847)

Net Cash Used in Investing Activities	(239,225)	(129,414)

Cash Flows from Financing Activities:
Net (Repayments of) Borrowings from Short-Term Credit Facilities	(6,000)	12,150
Proceeds from Issuance of Long-Term Debt	200,000	—
Principal Repayments of Long-Term Debt	(35,000)	(25,000)
Payments for Issuance of Long-Term Debt	(1,820)	(32)
Premium for Early Retirement of Debt	(700)	—
Dividends on Common Stock	(24,452)	(21,866)
Proceeds from Sale of Common Stock	41,543	5,359
Proceeds from Finance Obligation	—	23,482

Net Cash Provided by (Used in) Financing Activities	173,571	(5,907)

Net (Decrease) Increase in Cash and Cash Equivalents	(3,364)	248
Cash and Cash Equivalents at Beginning of Period	7,538	2,363

Cash and Cash Equivalents at End of Period	$4,174	$2,611

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	September 30, 2012	December 31, 2011
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$1,625,431	$1,515,274
Accumulated Depreciation	(373,064)	(357,245)
Nonutility Property and Equipment, at cost	244,834	221,051
Accumulated Depreciation	(34,251)	(26,687)

Property, Plant and Equipment - Net	1,462,950	1,352,393

Investments:
Available-for-Sale Securities	7,359	6,677
Restricted	9,126	18,658
Investment in Affiliates	73,493	31,815

Total Investments	89,978	57,150

Current Assets:
Cash and Cash Equivalents	4,174	7,538
Accounts Receivable	137,837	135,253
Unbilled Revenues	12,555	42,961
Provision for Uncollectibles	(6,995)	(5,337)
Notes Receivable - Affiliate	38,368	2,747
Natural Gas in Storage, average cost	58,965	68,823
Materials and Supplies, average cost	2,729	2,794
Deferred Income Taxes - Net	—	12,779
Prepaid Taxes	34,099	22,303
Derivatives - Energy Related Assets	26,335	37,461
Other Prepayments and Current Assets	15,768	13,287

Total Current Assets	323,835	340,609

Regulatory and Other Noncurrent Assets:
Regulatory Assets	324,161	315,221
Derivatives - Energy Related Assets	11,287	8,135
Unamortized Debt Issuance Costs	9,107	7,009
Notes Receivable-Affiliate	118,272	111,946
Contract Receivables	13,553	13,280
Other	52,136	41,767

Total Regulatory and Other Noncurrent Assets	528,516	497,358

Total Assets	$2,405,279	$2,247,510

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	September 30, 2012	December 31, 2011
Capitalization and Liabilities
Equity:
Common Stock	$38,856	$37,765
Premium on Common Stock	315,760	273,303
Treasury Stock (at par)	(181)	(193)
Accumulated Other Comprehensive Loss	(29,774)	(28,438)
Retained Earnings	371,135	341,677

Total Equity	695,796	624,114

Long-Term Debt	566,400	424,213

Total Capitalization	1,262,196	1,048,327

Current Liabilities:
Notes Payable	315,400	321,400
Current Portion of Long-Term Debt	25,000	2,187
Accounts Payable	111,071	153,666
Customer Deposits and Credit Balances	25,248	24,914
Environmental Remediation Costs	20,224	24,721
Taxes Accrued	2,094	3,168
Derivatives - Energy Related Liabilities	17,558	38,738
Deferred Income Taxes - Net	11,400	—
Deferred Contract Revenues	—	996
Dividends Payable	12,511	—
Interest Accrued	5,241	6,408
Pension Benefits	1,240	1,275
Other Current Liabilities	5,858	10,498

Total Current Liabilities	552,845	587,971

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	290,056	295,434
Investment Tax Credits	690	905
Pension and Other Postretirement Benefits	91,765	109,021
Environmental Remediation Costs	75,495	69,439
Asset Retirement Obligations	30,322	29,430
Derivatives - Energy Related Liabilities	5,952	7,367
Derivatives - Other	14,454	14,046
Regulatory Liabilities	46,156	48,311
Finance Obligation	21,893	22,549
Other	13,455	14,710

Total Deferred Credits and Other Noncurrent Liabilities	590,238	611,212

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$2,405,279	$2,247,510

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

 Notes to Unaudited Condensed Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

REVENUE BASED TAXES — SJI collects certain revenue-based energy taxes from customers. Such taxes include New Jersey State Sales Tax, Transitional Energy Facility Assessment (TEFA) and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. TEFA and PUA are included in both utility revenue and cost of sales and totaled $0.7 million and $0.9 million for the three months ended September 30, 2012 and 2011, respectively, and $4.0 million and $5.9 million for the nine months ended September 30, 2012 and 2011, respectively. TEFA, which accounts for the majority of the revenue based taxes, is subject to a planned phase-out, which decreased rates by 25% effective January 1, 2012.

GAS EXPLORATION AND DEVELOPMENT - The Company capitalizes all costs associated with gas property acquisition, exploration and development activities under the full cost method of accounting. Capitalized costs include costs related to unproved properties, which are not amortized until proved reserves are found or it is determined that the unproved properties are impaired. All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. During the nine months ended September 30, 2012, the Company recorded $1.1 million of impairment charges within Other Income and Expense on the condensed consolidated statement of income due to a reduction in the expected cash flows to be received from certain shallow wells in the Marcellus region. No impairment charges were recorded during the nine months ended September 30, 2011. As of September 30, 2012 and December 31, 2011, $9.0 million and $9.6 million, respectively, related to interests in proved and unproved properties in Pennsylvania, net of amortization, is included with Nonutility Property and Equipment and Other Noncurrent Assets on the condensed consolidated balance sheets.

TREASURY STOCK – SJI uses the par value method of accounting for treasury stock. As of September 30, 2012 and December 31, 2011, SJI held 144,864 and 154,718 shares of treasury stock, respectively. These shares are related to deferred compensation arrangements where the amounts earned are held in the stock of SJI.

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

Under the Amended and Restated 1997 Stock-Based Compensation Plan, no more than 2,000,000 shares in the aggregate may be issued to SJI’s officers (Officers), non-employee directors (Directors) and other key employees. The plan will terminate on January 26, 2015, unless terminated earlier by the Board of Directors. No options were granted or outstanding during the nine months ended September 30, 2012 and 2011.  No stock appreciation rights have been issued under the plan. During the nine months ended September 30, 2012 and 2011, SJI granted 40,955 and 40,711 restricted shares to Officers and other key employees, respectively.   These restricted shares vest over a three-year period and are subject to SJI achieving certain market and earnings-based performance targets as compared to a peer group average, which can cause the actual amount of shares that ultimately vest to range from between 0% to 150% of the original share units granted. Grants containing market-based performance targets have been issued in each of the last three years and use SJI's total shareholder return (TSR) relative to a peer group to measure performance. Beginning with 2012, grants containing earnings-based targets have also been issued. These new grants are based on SJI's earnings per share (EPS) growth rate relative to a peer group to measure performance. During the nine months ended September 30, 2012 and 2011, SJI granted 9,904 and 12,220 restricted shares, respectively, to Directors.  Shares issued to Directors in 2010 and 2011 vest over a three-year service period and contain no performance conditions. Shares issued to Directors in 2012 vest over twelve months and contain no performance conditions. As a result, 100% of the shares granted generally vest.

See Note 2 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2011 for the related accounting policy.

The following table summarizes the nonvested restricted stock awards outstanding at September 30, 2012 and the assumptions used to estimate the fair value of the awards:

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

The following table summarizes the total stock-based compensation cost for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Officers & Key Employees	$524	$467	$1,572	$1,399
Directors	110	110	464	567
Total Cost	634	577	2,036	1,966

Capitalized	(58)	(55)	(173)	(165)
Net Expense	$576	$522	$1,863	$1,801

As of September 30, 2012, there was $3.2 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 1.8 years.

The following table summarizes information regarding restricted stock award activity during the nine months ended September 30, 2012, excluding accrued dividend equivalents:

	Officers &Other Key Employees	Directors	Weighted Average Fair Value
Nonvested Shares Outstanding, January 1, 2012	92,907	21,914	$44.112
Granted	40,955	9,904	$54.567
Canceled/Forfeited	(453)	—	$49.430
Vested	—	(4,130)	$47.919
Nonvested Shares Outstanding, September 30, 2012	133,409	27,688	$47.300

During the nine months ended September 30, 2012 and 2011, SJI awarded 33,322 shares to its Officers and other key employees, which had vested at December 31, 2011, at a market value of $1.9 million, and 69,271 shares, which had vested at December 31, 2010, at a market value of $3.7 million, respectively. Also, during the nine months ended September 30, 2012 and 2011, SJI awarded 9,904 and 12,220 shares to its Directors at a market value of $0.6 million for each period. The Company has a policy of issuing new shares to satisfy its obligations under these plans; therefore, there are no cash payment requirements resulting from the normal operation of these plans. However, a change in control could result in such shares becoming nonforfeitable or immediately payable in cash.  At the discretion of the Officers, Directors and other key employees, the receipt of vested shares can be deferred until future periods.  These deferred shares are included in Treasury Stock on the condensed consolidated balance sheets.

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

Summarized operating results of the discontinued operations for the three and nine months ended September 30, were (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(Loss) Income before Income Taxes:
Sand Mining	$(34)	$126	$(935)	$(225)
Fuel Oil	(198)	(25)	(273)	(519)
Income Tax Benefits	81	(36)	423	260
(Loss) Income from Discontinued Operations — Net	$(151)	$65	$(785)	$(484)
Earnings Per Common Share from
Discontinued Operations — Net:
Basic	$(0.005)	$0.002	$(0.025)	$(0.016)
Diluted	$(0.005)	$0.002	$(0.026)	$(0.016)

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

During the first nine months of 2012 and 2011, the Company made investments in, and provided net advances to, unconsolidated affiliates of $91.1 million and $10.0 million, respectively. The purpose of these investments and advances was to acquire two district energy systems in Hartford, Connecticut, and to develop landfill gas-fired electric production facilities, solar and thermal energy projects, and to cover certain project related costs of LVE (See Note 11).  As of September 30, 2012 and December 31, 2011, the outstanding balance on these Notes Receivable – Affiliate was $156.6 million and $114.7 million, respectively. Approximately $101.0 million of these notes are secured by property, plant and equipment of the affiliates, accrue interest at 7.5% and are to be repaid through 2025. The remaining $55.6 million of these notes are unsecured, and are either non-interest bearing or accrue interest at variable rates and are to be repaid when the affiliate secures permanent financing.

SJI holds significant variable interests in these entities but is not the primary beneficiary. Consequently, these entities are accounted for under the equity method because SJI does not have both a) the power to direct the activities of the entity that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. As of September 30, 2012, the Company had a net asset of approximately $71.6 million included in Investment in Affiliates and Other Noncurrent Liabilities on the condensed consolidated balance sheets related to equity method investees, in addition to Notes Receivable – Affiliate as discussed above. SJI’s maximum exposure to loss from these entities as of September 30, 2012 is limited to its combined equity contributions and the Notes Receivable-Affiliate in the amount of $231.2 million.

SJI and a joint venture partner formed Potato Creek, LLC (Potato Creek) in which SJI has a 30% equity interest.  Potato Creek owns and manages the oil, gas and mineral rights of certain real estate in Pennsylvania.

In April 2012, Energenic acquired The Energy Network, LLC, a holding company for the Hartford Steam Company, TEN Companies and CNE Power I, LLC, for approximately $50.5 million. In conjunction with the acquisition, Marina made a capital contribution to Energenic of $7.6 million and provided $35.4 million of advances which are expected to be repaid by Energenic when permanent financing is obtained.

4.	COMMON STOCK:

The following shares were issued and outstanding at September 30:

2012
Beginning Balance, January 1	30,212,453
New Issues During Period:
Dividend Reinvestment Plan	827,115
Stock-Based Compensation Plan	43,226
Ending Balance, September 30	31,082,794

The par value ($1.25 per share) of stock issued was recorded in Common Stock and the net excess over par value of approximately $42.5 million was recorded in Premium on Common Stock.

EARNINGS PER COMMON SHARE (EPS) — Basic EPS is based on the weighted-average number of common shares outstanding.  The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 83,897 for the three months ended September 30, 2012, and 89,060 and 84,072 shares for the nine months ended September 30, 2012 and 2011, respectively. For the three months ended September 30, 2011, incremental shares of 76,257 were not included in the denominator for the diluted EPS calculation because they would have an antidilutive effect on EPS. These shares relate to SJI’s restricted stock as discussed in Note 2.

DIVIDEND REINVESTMENT PLAN (DRP) —The Company offers a DRP which allows participating shareholders to purchase shares of SJI common stock by automatic reinvestment of dividends or optional purchases. From April 2008 through April 2011, shares of common stock offered by the DRP have been purchased in open market transactions.  Beginning in May 2011, shares of common stock offered by the DRP have been issued directly by SJI from its authorized but unissued shares of common stock. The Company raised $41.5 million and $5.4 million of equity capital through the DRP during the nine months ended September 30, 2012 and 2011, respectively.

5.	FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS — In accordance with the terms of certain Marina and SJG loan agreements, unused proceeds are required to be escrowed pending approval of construction expenditures. As of both September 30, 2012 and December 31, 2011, the escrowed proceeds, including interest earned, totaled $1.3 million.

The Company maintains margin accounts with selected counterparties to support its risk management activities. The balances required to be held in these margin accounts increase as the net value of the outstanding energy related contracts with the respective counterparties decrease. As of September 30, 2012 and December 31, 2011, the balances in these accounts totaled $7.8 million and $17.3 million, respectively. The carrying amounts of the Restricted Investments approximate their fair values at September 30, 2012 and December 31, 2011, which would be included in Level 1 of the fair value hierarchy (See Note 13 - Fair Value of Financial Assets and Financial Liabilities).

LONG-TERM RECEIVABLES — SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources.  The terms of these loans call for customers to make monthly payments over a period of up to five years with no interest.  The carrying amounts of such loans were $12.8 million and $11.7 million as of September 30, 2012 and December 31, 2011, respectively. The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Contract Receivables on the condensed consolidated balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $1.2 million as of both September 30, 2012 and December 31, 2011.  The annual amortization to interest is not material to the Company’s condensed consolidated financial statements.  The carrying amounts of these receivables approximate their fair value at September 30, 2012 and December 31, 2011, which would be included in Level 2 of the fair value hierarchy (See Note 13 - Fair Value of Financial Assets and Financial Liabilities).

CREDIT RISK - As of September 30, 2012, approximately $10.1 million, or 26.8%, of the current and noncurrent Derivatives – Energy Related Assets are with a single retail counterparty. This counterparty has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assigned to SJI in the event of a default by the counterparty.

FINANCE OBLIGATION - During 2010, ACB Energy Partners LLC (ACB), a wholly-owned subsidiary of Energenic, of which Marina has a 50% equity interest, completed construction of a combined heat and power generating facility to serve, under an energy services agreement, a thermal plant owned by Marina. Construction period financing was provided by Marina. Due to its continuing involvement in the facility, Marina is considered the owner of the facility for accounting purposes. As a result, the Company included costs to construct the facility within Nonutility Property, Plant and Equipment on the condensed consolidated balance sheets of $23.6 million and $23.5 million as of September 30, 2012 and December 31, 2011, respectively. In addition, the Company includes repayments from ACB to Marina on the construction loan within the Finance Obligation on the condensed consolidated balance sheets. Marina does not have a fixed payment obligation to ACB; as a result, the Finance Obligation is classified as a noncurrent liability on the condensed consolidated balance sheets. The costs to construct the facility and the repayments of the construction loan are amortized over the term of the energy services agreement. The impact on the condensed consolidated statements of income is not significant. As a result, the Company recorded $21.9 million and $22.5 million, net of amortization, within Finance Obligation on the condensed consolidated balance sheets at September 30, 2012 and December 31, 2011, respectively.

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE - The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. The carrying amounts of SJI's financial instruments that are not carried at fair value, including those financial instruments disclosed in this footnote, approximate their fair values at September 30, 2012 and December 31, 2011, except as noted below.

•
For Long-Term Debt, in estimating the fair value, we use the present value of remaining cash flows at the balance sheet date. We based the estimates on interest rates available to SJI at the end of each period for debt with similar terms and maturities (Level 2 in the fair value hierarchy, see Note 13 - Fair Value of Financial Assets and Financial Liabilities). The estimated fair values of SJI's long-term debt, including current maturities, as of September 30, 2012 and December 31, 2011, were $706.6 million and $533.4 million, respectively.  The carrying amounts of SJI's long-term debt, including current maturities, as of September 30, 2012 and December 31, 2011, was $591.4 million and $426.4 million, respectively.

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

Information about SJI’s operations in different reportable operating segments is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating Revenues:
Gas Utility Operations	$54,251	$58,482	$292,864	$303,992
Wholesale Energy Operations	(1,601)	(5,274)	15,570	49,472
Retail Energy Operations:
Retail Gas and Other Operations	18,841	20,582	50,633	80,866
Retail Electric Operations	28,918	51,305	117,470	165,458
On-Site Energy Production	12,621	11,049	29,878	30,700
Appliance Service Operations	3,048	3,720	9,908	12,308
Subtotal Retail Energy Operations	63,428	86,656	207,889	289,332
Corporate & Services	6,973	5,788	20,018	17,822
Subtotal	123,051	145,652	536,341	660,618
Intersegment Sales	(11,074)	(8,031)	(27,619)	(30,598)
Total Operating Revenues	$111,977	$137,621	$508,722	$630,020

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating (Loss) Income:
Gas Utility Operations	$2,950	$2,860	$69,270	$68,418
Wholesale Energy Operations	(4,380)	(9,379)	3,449	1,716
Retail Energy Operations:
Retail Gas and Other Operations	(515)	(150)	(1,062)	564
Retail Electric Operations	1,300	(888)	11,354	5,953
On-Site Energy Production	440	578	786	2,945
Appliance Service Operations	(189)	(321)	(408)	(1,143)
Subtotal Retail Energy Operations	1,036	(781)	10,670	8,319
Corporate and Services	339	154	321	(113)
Total Operating (Loss) Income	$(55)	$(7,146)	$83,710	$78,340

Depreciation and Amortization:
Gas Utility Operations	$11,209	$10,463	$33,301	$31,141
Wholesale Energy Operations	56	64	173	198
Retail Energy Operations:
Retail Gas and Other Operations	18	8	49	25
On-Site Energy Production	2,469	1,185	7,195	3,288
Appliance Service Operations	74	86	236	235
Subtotal Retail Energy Operations	2,561	1,279	7,480	3,548
Corporate and Services	170	159	505	498
Total Depreciation and Amortization	$13,996	$11,965	$41,459	$35,385

Interest Charges:
Gas Utility Operations	$3,872	$4,539	$11,832	$14,463
Wholesale Energy Operations	42	4	200	26
Retail Energy Operations:
Retail Gas and Other Operations	49	46	100	157
On-Site Energy Production	1,464	1,799	3,698	4,325
Subtotal Retail Energy Operations	1,513	1,845	3,798	4,482
Corporate and Services	1,349	777	2,907	1,961
Subtotal	6,776	7,165	18,737	20,932
Intersegment Borrowings	(795)	(923)	(2,068)	(2,475)
Total Interest Charges	$5,981	$6,242	$16,669	$18,457

Income Taxes:
Gas Utility Operations	$258	$(699)	$23,122	$22,412
Wholesale Energy Operations	(1,673)	(3,547)	1,280	1,473
Retail Energy Operations:
Retail Gas and Other Operations	(214)	(59)	(120)	479
Retail Electric Operations	531	(363)	4,638	2,432
On-Site Energy Production	(1,499)	(1,621)	(16,729)	(9,278)
Appliance Service Operations	(70)	163	(124)	1,796
Subtotal Retail Energy Operations	(1,252)	(1,880)	(12,335)	(4,571)
Corporate and Services	91	92	169	166
Total Income Tax (Benefit) Expense	$(2,576)	$(6,034)	$12,236	$19,480

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Property Additions:
Gas Utility Operations	$37,263	$38,792	$118,139	$97,868
Wholesale Energy Operations	1	53	13	83
Retail Energy Operations:
Retail Gas and Other Operations	74	3	177	18
On-Site Energy Production	11,517	5,510	22,519	20,807
Appliance Service Operations	1	111	3	244
Subtotal Retail Energy Operations	11,592	5,624	22,699	21,069
Corporate and Services	1,503	24	3,162	406
Total Property Additions	$50,359	$44,493	$144,013	$119,426

	September 30, 2012	December 31, 2011
Identifiable Assets:
Gas Utility Operations	$1,699,399	$1,615,723
Wholesale Energy Operations	141,427	159,424
Retail Energy Operations:
Retail Gas and Other Operations	15,710	14,659
Retail Electric Operations	21,259	31,225
On-Site Energy Production	259,311	275,053
Appliance Service Operations	8,131	11,335
Subtotal Retail Energy Operations	304,411	332,272
Discontinued Operations	98	224
Corporate and Services	271,360	156,252
Intersegment Assets	(11,416)	(16,385)
Total Identifiable Assets	$2,405,279	$2,247,510

7.	RATES AND REGULATORY ACTIONS:

SJG is subject to the rules and regulations of the New Jersey Board of Public Utilities (BPU). In May 2012, SJG filed a petition requesting the approval of a new Energy Efficiency Program (“EEP II”). The petition requests the approval to continue its Energy Efficiency Tracker (“EET”) to recover all costs associated with the EEP II through a $3.1 million increase in annual revenues. These programs provide customers with increased incentives to reduce their natural gas consumption. This petition is currently pending.

In September 2012, the BPU approved the 2010 and 2011 Annual EET true-up filings resulting in a $4.7 million increase in annual revenues, effective October 1, 2012.

In June 2012, SJG filed a petition requesting a continuation of the Energy Efficiency Program (“EEP I”) to bridge the gap between the expiration of the EEP I program on April 30, 2012 and the implementation of the proposed new EEP II program. This petition was approved by the BPU in August 2012. Also in June, SJG filed its annual EET rate adjustment petition requesting a $5.8 million increase in annual revenues to recover the costs associated with its EEP I program. This petition is still pending.

Also in June 2012, SJG filed its annual Basic Gas Supply Service (“BGSS”) and Conservation Incentive Program (“CIP”) petition with the BPU. This petition requested a $27.0 million reduction in annual revenues for the BGSS and a $30.4 million increase in annual revenues for the CIP. Provisional rates were approved for both clauses by the BPU in September 2012, with rates commencing on October 1, 2012.

In July 2012, SJG filed a petition to implement a five-year, $250.0 million Accelerated Infrastructure Replacement Program (“AIRP”). SJG proposed spending an incremental $50.0 million per year on the accelerated replacement of its cast iron and bare steel main and service infrastructure and is seeking a return on program investments as it had under prior Capital Investment Recovery Tracker ("CIRT") programs. This petition is still pending.

In October 2012, SJG filed a petition requesting a $13.2 million increase in annual CIRT revenues which would result from rolling portions of CIRT I, II and CIRT III investments into base rates effective January 1, 2013. This petition is currently pending.

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

Regulatory Assets consisted of the following items (in thousands):

	September 30, 2012	December 31, 2011
Environmental Remediation Costs:
Expended - Net	$40,773	$45,815
Liability for Future Expenditures	91,512	89,984
Deferred Asset Retirement Obligation Costs	25,477	25,162
Deferred Pension and Other Postretirement Benefit Costs	88,340	88,624
Deferred Gas Costs - Net	4,638	22,441
Conservation Incentive Program Receivable	33,924	13,580
Societal Benefit Costs Receivable	11,827	8,618
Premium for Early Retirement of Debt	416	537
Deferred Interest Rate Contracts	8,365	8,146
Energy Efficiency Tracker	12,974	8,464
Other Regulatory Assets	5,915	3,850

Total Regulatory Assets	$324,161	$315,221

Regulatory Liabilities consisted of the following items (in thousands):

	September 30, 2012	December 31, 2011
Excess Plant Removal Costs	$46,150	$47,230
Other Regulatory Liabilities	6	1,081

Total Regulatory Liabilities	$46,156	$48,311

CONSERVATION INCENTIVE PROGRAM (CIP) RECEIVABLE – The increase in this receivable is primarily the result of unusually warm weather experienced in the region during the first nine months of 2012. The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer.

DEFERRED GAS COSTS – NET – Over/under collections of gas costs are monitored through SJG’s BGSS clause.  Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability.  Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval.  The BGSS decreased from a $22.4 million regulatory asset at December 31, 2011 to a $4.6 million regulatory asset at September 30, 2012, primarily due to gas costs recovered from customers exceeding the actual cost of the commodity incurred during the first nine months of 2012, as a result of natural gas prices remaining at very low levels.

9.	PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three and nine months ended September 30, 2012 and 2011, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service Cost	$1,133	$979	$3,400	$2,938
Interest Cost	2,406	2,381	7,217	7,143
Expected Return on Plan Assets	(2,585)	(2,342)	(7,756)	(7,026)
Amortizations:
Prior Service Cost	63	67	188	200
Actuarial Loss	1,907	1,360	5,722	4,080
Net Periodic Benefit Cost	2,924	2,445	8,771	7,335
Early Retirement Incentive Program Costs (ERIP)	—	—	—	102
Capitalized Benefit Costs	(1,306)	(906)	(3,513)	(2,718)
Total Net Periodic Benefit Expense	$1,618	$1,539	$5,258	$4,719

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service Cost	$259	$249	$777	$747
Interest Cost	750	800	2,251	2,400
Expected Return on Plan Assets	(526)	(562)	(1,579)	(1,686)
Amortizations:
Prior Service Credits	(71)	(89)	(213)	(266)
Actuarial Loss	431	414	1,293	1,241
Net Periodic Benefit Cost	843	812	2,529	2,436
Capitalized Benefit Costs	(374)	(302)	(1,005)	(907)
Total Net Periodic Benefit Expense	$469	$510	$1,524	$1,529

Capitalized benefit costs reflected in the table above relate to SJG’s construction program.

The ERIP costs reflected in the table above relate to an early retirement plan offered during 2011 to one of our business segments.

SJI contributed $25.0 million to the pension plans in January 2012. No contributions were made to the pension plans during the nine months ended September 30, 2011. Payments related to the unfunded supplemental executive retirement plan (SERP) plan are expected to approximate $1.3 million in 2012. SJG also has a regulatory obligation to contribute approximately $3.6 million annually to the other postretirement benefit plans’ trusts, less direct costs incurred.

See Note 12 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2011, for additional information related to SJI’s pension and other postretirement benefits.

10.	UNUSED LINES OF CREDIT:

Credit facilities and available liquidity as of September 30, 2012 were as follows (in thousands):

Company	Total Facility	Usage	Available Liquidity	Expiration Date
SJG:
Commercial Paper Program/Revolving Credit Facility	$200,000	$137,900	$62,100	May 2015
Uncommitted Bank Lines (B)	10,000	—	10,000	August 2013

Total SJG	210,000	137,900	72,100

SJI:

Revolving Credit Facility	$300,000	$159,500	$140,500	April 2015 (A)
Term Line of Credit (C)	50,000	50,000	—	November 2013

Total SJI	350,000	209,500	140,500

Total	$560,000	$347,400	$212,600

(A) Includes letters of credit outstanding in the amount of $32.0 million.

(B) SJG reduced the uncommitted bank lines by $10.0 million during 2012.
(C) In June 2012, SJI increased its term line of credit by $20.0 million, which matures in November 2013.
The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary, the SJI facilities can also be used to support SJG’s liquidity needs. Borrowings under these credit facilities are at market rates. The weighted average interest rate on these borrowings, which changes daily, was 0.97% and 1.08% at September 30, 2012 and 2011, respectively. Average borrowings outstanding under these credit facilities, not including letters of credit, during the nine months ended September 30, 2012 and 2011 were $366.7 million and $209.2 million, respectively. The maximum amounts outstanding under these credit facilities, not including letters of credit, during the nine months ended September 30, 2012 and 2011 were $462.2 million and $271.4 million, respectively.

The SJI and SJG facilities are provided by a syndicate of banks and contain one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreements) to not more than 0.65 to 1, measured at the end of each fiscal quarter. SJI and SJG were in compliance with this covenant as of September 30, 2012.

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

GUARANTEES — The Company has recorded a liability of $1.9 million which is included in Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the condensed consolidated balance sheets as of September 30, 2012 for the fair value of the following guarantees:

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

The district energy system and central energy center are being financed by LVE with debt that is non-recourse to SJI. The outstanding balance of LVE’s bank debt is approximately $192.2 million as of September 30, 2012.  As a result of the construction delay, the district energy system and central energy center were not completed by the end of 2010 as originally expected. Consequently, the full amount of LVE’s debt became due and payable in December 2010. LVE intends to seek additional financing to complete the facility once construction of the resort resumes, however, as of December 31, 2010, LVE was in default under the financing agreements with the banks.  The Energy Sales Agreement between LVE and the resort developer includes a payment obligation by the resort developer to pay certain fees and expenses to LVE. A portion of this payment obligation is guaranteed to LVE’s lenders by the parent of the resort developer.

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

As of September 30, 2012, the Company had a net liability of approximately $1.6 million included in Other Noncurrent Liabilities on the condensed consolidated balance sheets related to this project, in addition to unsecured Notes Receivable – Affiliate of approximately $55.6 million due from LVE. As of September 30, 2012, SJI’s capital at risk is limited to its equity contributions, letters of credit and the unsecured notes receivable totaling approximately $72.2 million. During 2012, SJI provided support to LVE of approximately $1.8 million to cover interest and other project related costs.

As a result of the construction delay, management has evaluated the investment in LVE and concluded that the fair value of this investment continues to be in excess of the carrying value as of September 30, 2012.

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

In February 2011, ACR Energy Partners, LLC (ACR), a wholly-owned subsidiary of Energenic, of which Marina has a 50% equity interest, entered into a 20 year contract with a developer to build, own and operate a central energy center and energy distribution system for a new hotel, casino and entertainment complex in Atlantic City, New Jersey. The complex commenced operations in April 2012 and as a result, ACR is providing full energy services to the complex. During the nine months ended September 30, 2012, Marina and its joint venture partner each made capital contributions to ACR, through Energenic, of $22.0 million. Marina and its joint venture partner have also agreed to provide a $5.0 million letter of credit to support certain operating performance obligations of ACR under the operating agreements between ACR and the developer. SJI and its partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI to or on behalf of ACR. Remaining capital contributions are not expected to be significant.

In May 2012, UMM Energy Partners, LLC (UMM), a wholly-owned subsidiary of Energenic, of which Marina has a 50% equity interest, entered into a 30 year contract with a public university to build, own and operate a combined heating, cooling and power system for its main campus in New Jersey. The system is expected to be completed during the second half of 2013. Marina and its joint venture partner are each obligated to make capital contributions to UMM, through Energenic, of approximately $10.0 million. As of September 30, 2012, Marina has advanced approximately $8.8 million to UMM, through Energenic, for initial construction costs.  Of this amount, $5.0 million is included in Investment in Affiliates and $3.8 million is included in Notes Receivable - Affiliate on the condensed consolidated balance sheets. In addition, SJI has guaranteed certain obligations of UMM under the operating and lease agreements between UMM and the university, for the terms of the agreements, commencing with the first year of operations. SJI has guaranteed up to $2.2 million for the first year. This amount is adjusted each year based upon the Consumer Price Index. SJI has also guaranteed certain construction obligations of UMM during the construction period, the majority of which are supported by a surety bond. SJI and its partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees.

As of September 30, 2012, SJI had issued $5.3 million of guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable our subsidiary to market retail natural gas.

COLLECTIVE BARGAINING AGREEMENTS — Unionized personnel represent approximately 47.0% of our workforce at September 30, 2012. The Company has collective bargaining agreements with two unions that represent these employees: the International Brotherhood of Electrical Workers (IBEW) Local 1293 and the International Association of Machinists and Aerospace Workers (IAM) Local 76.  SJG and SJESP employees represented by the IBEW operate under a collective bargaining agreement that runs through February 2013, with the option to extend until February 2014 at the union’s election. The remaining unionized employees represented by the IAM operate under a collective bargaining agreement that expires in August 2014.

STANDBY LETTERS OF CREDIT — As of September 30, 2012, SJI provided $32.0 million of standby letters of credit through SJI’s revolving credit facility to enable SJE to market retail electricity and for various construction activities. The Company has also provided $87.6 million of additional letters of credit under separate facilities outside of the revolving credit facility to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system and to finance Marina's initial thermal plant project.

PENDING LITIGATION — The Company is subject to claims arising in the ordinary course of business and other legal proceedings. The Company has been named in, among other actions, certain product liability claims related to our former sand mining subsidiary. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $3.0 million and $2.9 million related to all claims in the aggregate as of September 30, 2012 and December 31, 2011, respectively. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

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

Certain SJI subsidiaries are involved in buying, selling, transporting and storing natural gas and buying and selling retail electricity for their own accounts as well as managing these activities for third parties. These subsidiaries are subject to market risk on expected future purchases and sales due to commodity price fluctuations. The Company uses a variety of derivative instruments to limit this exposure to market risk in accordance with strict corporate guidelines.  These derivative instruments include forward contracts, swap agreements, options contracts and futures contracts. As of September 30, 2012, the Company had outstanding derivative contracts intended to limit the exposure to market risk on 23.4 MMdts (1 MMdts = one million decatherms) of expected future purchases of natural gas, 24.1 MMdts of expected future sales of natural gas, 1.0 MMmwh (1 MMmwh = one million megawatt hours) of expected future purchases of electricity and 1.0 MMmwh of expected future sales of electricity.  These contracts, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives — Energy Related Assets or Derivatives — Energy Related Liabilities on the condensed consolidated balance sheets. The net unrealized pre-tax gains and losses for these energy related commodity contracts are included with realized gains and losses in Operating Revenues – Nonutility.

The Company has also entered into interest rate derivatives to hedge exposure to increasing interest rates and the impact of those rates on cash flows of variable-rate debt. Some of these derivatives have been designated as hedging instruments under GAAP. Beginning in July 2012, hedge accounting was discontinued for these derivatives. As a result, unrealized gains and losses on these derivatives, that were previously included in Accumulated Other Comprehensive Loss on the condensed consolidated balance sheets, will be reclassified into earnings over the remaining life of the derivative. These derivatives are expected to mature in 2026.

There have been no other significant changes to the Company’s active interest rate swaps since December 31, 2011 which are described in Note 16 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2011.

The fair values of all derivative instruments, as reflected in the condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011, are as follows (in thousands):

Derivatives not designated as hedging instruments under GAAP	September 30, 2012		December 31, 2011
	Assets	Liabilities	Assets	Liabilities
Energy related commodity contracts:
Derivatives – Energy Related – Current	$26,335	$17,558	$37,461	$38,738
Derivatives – Energy Related – Non-Current	11,287	5,952	8,135	7,367
Interest rate contracts:
Derivatives - Other	—	14,454	—	10,684
Total derivatives not designated as hedging instruments under GAAP	37,622	37,964	45,596	56,789

Derivatives designated as hedging instruments under GAAP

Interest rate contracts:
Derivatives - Other	—	—	—	3,362
Total derivatives designated as hedging instruments under GAAP	—	—	—	3,362

Total Derivatives	$37,622	$37,964	$45,596	$60,151

The effect of derivative instruments on the condensed consolidated statements of income for the three and nine months ended September 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2012	2011	2012	2011
Interest Rate Contracts:
Gains (losses) recognized in OCI on effective portion	$—	$(1,765)	$(752)	$(2,407)
Losses reclassified from accumulated OCI into income (a)	$(112)	$(385)	$(482)	$(1,122)
Gains (losses) recognized in income on ineffective portion (a)	—	—	—	—

(a) Included in Interest Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments under GAAP	2012	2011	2012	2011
(Losses) gains on energy related commodity contracts (a)	$(3,614)	$(8,543)	$6,665	$(2,411)
Losses on interest rate contracts (b)	53	(309)	273	(298)

Total	$(3,561)	$(8,852)	$6,938	$(2,709)

(a)  Included in Operating Revenues - Non Utility
(b)  Included in Interest Charges

Net realized losses associated with SJG’s energy-related financial commodity contracts of $3.0 million and $2.4 million for the three months ended September 30, 2012 and 2011, respectively, and $13.7 million and $9.5 million for the nine months ended September 30, 2012 and 2011, respectively, are not included in the above table. These contracts are part of SJG’s regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to, and recoverable through, regulatory riders, any changes in the value of SJG’s energy related financial commodity contracts are deferred in Regulatory Assets or Liabilities and there is no impact to earnings.

Certain of the Company’s derivative instruments contain provisions that require immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions in the event of a material adverse change in the credit standing of the Company. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on September 30, 2012, is $7.4 million.   If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2012, the Company would have been required to settle the instruments immediately or post collateral to its counterparties of approximately $3.2 million after offsetting asset positions with the same counterparties under master netting arrangements.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of September 30, 2012	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$7,359	$682	$6,677	$—
Derivatives – Energy Related Assets (C)	37,622	13,592	16,458	7,572
	$44,981	$14,274	$23,135	$7,572

Liabilities

Derivatives – Energy Related Liabilities (C)	$23,510	$8,651	$10,184	$4,675
Derivatives – Other (B)	14,454	—	14,454	—
	$37,964	$8,651	$24,638	$4,675

As of December 31, 2011	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$6,677	$619	$6,058	$—
Derivatives – Energy Related Assets (C)	45,596	24,689	16,582	4,325
	$52,273	$25,308	$22,640	$4,325

Liabilities

Derivatives – Energy Related Liabilities (C)	$46,105	$22,495	$13,327	$10,283
Derivatives – Other (B)	14,046	—	14,046	—
	$60,151	$22,495	$27,373	$10,283

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

The following table provides quantitative information regarding significant unobservable inputs in Level 3 fair value measurements (in thousands):

Type	Fair Value at September 30, 2012		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	1,795	1,746	Discounted Cash Flow	Forward price (per dt)	$(0.57) - $3.30 [$(0.11)]
Forward Contract - Electric	5,777	2,929	Discounted Cash Flow	Fixed electric load profile (on-peak)	21.62% - 68.93% [51.66%]
				Fixed electric load profile (off-peak)	31.07% - 78.38% [48.34%]

Transfers between different levels of the fair value hierarchy may occur based on the level of observable inputs used to value the instruments from period to period.  During the nine months ended September 30, 2012, there were no transfers between levels within the fair value hierarchy, including no transfers in or out of Level 3.

The changes in fair value measurements of Derivatives – Energy Related Assets and Liabilities for the three and nine months ended September 30, 2012, using significant unobservable inputs (Level 3), are as follows (in thousands):

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Balance at beginning of period	$3,078	$(5,958)
Total gains realized/unrealized included in earnings	(344)	3,131
Settlements	163	5,724

Balance at September 30	$2,897	$2,897

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Balance at beginning of period	$1,762	$(3,163)
Total losses realized/unrealized included in earnings	(1,999)	(2,585)
Settlements	(177)	5,334

Balance at September 30	$(414)	$(414)

Total gains for 2012 included in earnings that are attributable to the change in unrealized losses relating to those assets and liabilities still held as of September 30, 2012, is $3.1 million.  These losses are included in Operating Revenues-Nonutility on the condensed consolidated statements of income.

14.	LONG-TERM DEBT:

In 2011, SJG received approval from the BPU to issue up to $200.0 million in long-term debt under its MTN program by September 2014. At September 30, 2012, $115.0 million was available under this program.

In February 2012, SJG called its $35.0 million, 7.7% MTN's due April 2027 at par plus a 2.0% premium. The early redemption occurred concurrently with the issuance in April 2012 of $35.0 million, 3.74% Series D MTN's due April 2032.

In June 2012, the Company issued $115.0 million aggregate principal amount of long-term debt, consisting of the following: (a) $64.0 million aggregate principal amount of 2.39% Senior Notes due June 28, 2015; (b) $16.0 million aggregate principal amount of 2.71% Senior Notes due June 28, 2017; and (c) $35.0 million aggregate principal amount of 3.46% Senior Notes due June 28, 2022. The Senior Notes are included in long-term debt on the condensed consolidated balance sheets at September 30, 2012.
In September 2012, SJG issued $50.0 million of 3.00% aggregate principal amount of MTN's due September 20, 2024. The MTN's are included in long-term debt on the condensed consolidated balance sheets at September 30, 2012. SJG also agreed to issue $35.0 million of 3.03% Series D MTN's in November 2012 via private placement with delayed funding.

15.	SUBSEQUENT EVENT:

In October 2012, Hurricane Sandy made landfall in New Jersey, bringing high winds, heavy rainfall, and flooding to homes and businesses throughout the northeastern United States. Service disruptions and damage to Company facilities was minimal. The Company is currently evaluating the impact of the storm, and is unable at this time to estimate a possible loss or range of loss related to Hurricane Sandy, however such costs are not expected to be significant.

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

Net Income for the three months ended September 30, 2012 increased $7.2 million to $2.0 million compared with the same period in 2011 primarily as a result of the following:

•
The income contribution from Marina for the three months ended September 30, 2012 increased $3.0 million to $3.6 million due primarily to the timing of the investment tax credit available on renewable energy facilities as compared to the prior year.

•
The loss from SJRG for the three months ended September 30, 2012 decreased $2.8 million to a net loss of $2.6 million due primarily to strong margins earned on transportation contracts in 2012 as compared to losses in the prior year as discussed under Gross Margin – Nonutility below. The change in unrealized gains and losses on derivatives used by SJRG to mitigate natural gas commodity price risk, as discussed under Operating Revenues - Nonutility below also contributed to the decrease in the net loss.

•
The income contribution from SJE for the three months ended September 30, 2012 increased $1.1 million to $0.5 million due primarily to the change in unrealized gains and losses on forward financial contracts used to mitigate price risk on electric as discussed under Operating Revenues – Nonutility below.

Net Income for the nine months ended September 30, 2012 increased $14.0 million to $66.4 million compared with the same period in 2011 primarily as a result of the following:

•
The income contribution from Marina for the nine months ended September 30, 2012 increased $9.8 million to $20.0 million due primarily to the timing of the investment tax credit available on renewable energy facilities as compared to the prior year.

•
The income contribution from SJG for the nine months ended September 30, 2012 increased $5.2 million to $38.8 million due primarily to an increase in CIRT-related earnings along with an increase in residential customers.

•
The income contribution from SJE for the nine months ended September 30, 2012 increased $2.3 million to $6.5 million due primarily to the change in unrealized gains and losses on forward financial contracts used to mitigate price risk on electric as discussed under Operating Revenues – Nonutility below.

•
The income contribution from SJESP for the nine months ended September 30, 2012 decreased $2.8 million to a net loss of $0.2 million due primarily to proceeds received in the first nine months of 2011 from a provider of homeowner assistance services in accordance with an agreement with the Company that gives them the exclusive right to renew the home appliance repair contracts at SJESP.

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

We define Economic Earnings as: Income from continuing operations, (1) less the change in unrealized gains and plus the change in unrealized losses, as applicable and in each case after tax, on all derivative transactions, and (2) less realized gains and plus realized losses, as applicable and in each case after tax, on all commodity derivative transactions attributed to expected purchases of gas in storage to match the recognition of these gains and losses with the recognition of the related cost of the gas in storage in the period of withdrawal, and (3) less the impact of transactions or contractual arrangements where the true economic impact will be realized in a future period.
Economic Earnings is a significant performance metric used by our management to indicate the amount and timing of income from continuing operations that we expect to earn after taking into account the impact of derivative instruments on the related transactions and transactions or contractual arrangements where the true economic impact will be realized in a future period. Specifically, we believe that this financial measure indicates to investors the profitability of the entire derivative related transaction and not just the portion that is subject to mark-to-market valuation under GAAP. Considering only the change in market value on the derivative side of the transaction can produce a false sense as to the ultimate profitability of the total transaction as no change in value is reflected for the non-derivative portion of the transaction.

Economic Earnings for the three months ended September 30, 2012 increased $3.6 million to $4.1 million compared with the same period in 2011, primarily as a result of the following:

•
The income contribution from Marina for the three months ended September 30, 2012 increased $2.3 million to $3.5 million due primarily to the timing of the investment tax credit available on renewable energy facilities as compared to the prior year.

•
The income contribution from SJRG for the three months ended September 30, 2012 increased $1.6 million to a net loss of $0.5 million due primarily to strong margins earned on transportation contracts in 2012 as compared to losses in the prior year as discussed under Gross Margin – Nonutility below.

Economic Earnings for the nine months ended September 30, 2012 increased $7.5 million to $62.7 million compared with the same period in 2011, primarily as a result of the following:

•
The income contribution from Marina for the nine months ended September 30, 2012 increased $8.5 million to $19.5 million due primarily to the timing of the investment tax credit available on renewable energy facilities as compared to the prior year.

•
The income contribution from SJG for the nine months ended September 30, 2012 increased $5.2 million to $38.8 million due primarily to an increase in CIRT-related earnings along with an increase in residential customers.

•
The income contribution from SJESP for the nine months ended September 30, 2012 decreased $2.8 million to a net loss of $0.2 million due primarily to proceeds received in the first nine months of 2011 from a provider of homeowner assistance services in accordance with an agreement with the Company that gives them the exclusive right to renew the home appliance repair contracts at SJESP.

•
The income contribution from SJE for the nine months ended September 30, 2012 decreased $1.7 million to $1.3 million due primarily to the expiration of a significant school board contract as discussed under Gross Margin – Nonutility below.

The following table presents a reconciliation of our income from continuing operations and earnings per share from continuing operations to Economic Earnings and Economic Earnings per share for the three and nine months ended September 30 (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income (Loss) from Continuing Operations	$2,164	$(5,203)	$67,207	$52,873
Minus/Plus:
Unrealized Mark-to-Market (Gains)/Losses on Derivatives	2,004	5,677	(4,460)	2,207
Realized (Gains)/Losses on Inventory Injection Hedges	(110)	(50)	(34)	123
Economic Earnings	$4,058	$424	$62,713	$55,203

Earnings per Share from Continuing Operations	$0.07	$(0.17)	$2.20	$1.76
Minus/Plus:
Unrealized Mark-to-Market (Gains)/Losses on Derivatives	0.06	0.19	(0.15)	0.07
Realized (Gains)/Losses on Inventory Injection Hedges	—	(0.01)	—	0.01
Economic Earnings per Share	$0.13	$0.01	2.05	$1.84

Non-Utility Income from Continuing Operations	$1,639	$(4,873)	$28,408	$19,287
Minus/Plus:
Unrealized Mark-to-Market (Gains)/Losses on Derivatives	2,004	5,677	(4,460)	2,207
Realized (Gains)/Losses on Inventory Injection Hedges	(110)	(50)	(34)	123
Non-Utility Economic Earnings	$3,533	$754	$23,914	$21,617

Wholesale Energy (Loss) Income from Continuing Operations	$(2,432)	$(5,233)	$1,876	$2,036
Minus/Plus:
Unrealized Mark-to-Market (Gains)/Losses on Derivatives	2,233	3,420	1,319	2,693
Realized (Gains)/Losses on Inventory Injection Hedges	(110)	(50)	(34)	123
Wholesale Energy Economic Earnings	$(309)	$(1,863)	$3,161	$4,852

Retail Energy Income from Continuing Operations	$4,071	$360	$26,532	$17,251
Minus/Plus:
Unrealized Mark-to-Market (Gains)/Losses on Derivatives	(229)	2,257	(5,779)	(486)
Retail Energy Economic Earnings	$3,842	$2,617	$20,753	$16,765

The effect of derivative instruments not designated as hedging instruments under GAAP in the condensed consolidated statements of income (see Note 12 to the condensed consolidated financial statements) is as follows (gains (losses) in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(Losses) Gains on energy related commodity contracts	$(3,614)	$(8,543)	$6,665	$(2,411)
Gains (Losses) on interest rate contracts	53	(309)	273	(298)
Total before income taxes	(3,561)	(8,852)	6,938	(2,709)
Income taxes (A)	1,460	3,629	(2,845)	1,111
Total after income taxes	(2,101)	(5,223)	4,093	(1,598)
Unrealized mark-to-market gains (losses) on derivatives held by affiliated companies, net of tax (A)	97	(454)	367	(609)
Total unrealized mark-to-market (losses) gains on derivatives	(2,004)	(5,677)	4,460	(2,207)
Realized gains (losses) on inventory injection hedges, net of tax (A)	110	50	34	(123)
Total reconciling items between income from continuing operations and economic earnings	$(1,894)	$(5,627)	$4,494	$(2,330)

(A) Determined using a combined statutory tax rate of 41%

The following tables summarize the composition of selected SJG data for the three and nine months ended September 30 (in thousands, except for degree day data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Utility Throughput – dt:
Firm Sales -
Residential	1,327	1,226	12,216	14,981
Commercial	585	516	3,202	3,950
Industrial	18	24	180	206
Cogeneration & Electric Generation	834	1,014	1,328	1,568
Firm Transportation -
Residential	171	162	1,411	1,732
Commercial	552	538	3,717	4,174
Industrial	3,051	2,976	9,545	9,612
Cogeneration & Electric Generation	3,400	1,584	7,465	5,110

Total Firm Throughput	9,938	8,040	39,064	41,333

Interruptible Sales	—	1	2	13
Interruptible Transportation	264	307	1,005	1,371
Off-System	1,176	1,455	6,727	4,910
Capacity Release	16,488	18,220	50,474	45,879

Total Throughput - Utility	27,866	28,023	97,272	93,506

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Utility Operating Revenues:
Firm Sales -
Residential	$25,618	$25,906	$172,271	$174,794
Commercial	7,571	8,153	36,862	42,694
Industrial	327	582	1,961	2,876
Cogeneration & Electric Generation	3,298	5,450	5,226	8,951
Firm Transportation -
Residential	1,864	1,862	9,945	10,725
Commercial	2,802	2,804	15,851	15,991
Industrial	5,239	4,710	15,847	13,375
Cogeneration & Electric Generation	2,170	379	5,412	2,866

Total Firm Revenues	48,889	49,846	263,375	272,272

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interruptible Sales	—	14	50	229
Interruptible Transportation	278	282	1,094	1,244
Off-System	4,051	6,727	22,934	24,175
Capacity Release	786	1,345	4,632	5,244
Other	247	268	779	828
	54,251	58,482	292,864	303,992
Less: Intercompany Sales	(252)	(274)	(607)	(6,425)
Total Utility Operating Revenues	53,999	58,208	292,257	297,567
Less:
Cost of Sales	20,801	27,242	127,352	137,924
Conservation Recoveries*	1,259	691	6,101	5,393
RAC Recoveries*	1,912	1,590	5,735	4,773
EET Recoveries*	797	604	2,352	1,748
Revenue Taxes	650	832	4,025	5,861
Utility Margin	$28,580	$27,249	$146,692	$141,868

Margin:
Residential	$14,484	$13,839	$80,100	$92,314
Commercial and Industrial	8,385	7,984	35,865	38,550
Cogeneration and Electric Generation	1,620	973	3,749	2,513
Interruptible	12	21	64	108
Off-system & Capacity Release	213	241	1,309	1,169
Other Revenues	409	412	1,181	1,054
Margin Before Weather Normalization & Decoupling	25,123	23,470	122,268	135,708
CIRT Mechanism	756	719	2,286	1,911
CIP Mechanism	2,586	2,961	21,819	3,975
EET Mechanism	115	99	319	274
Utility Margin	$28,580	$27,249	$146,692	$141,868

Degree Days:	26	21	2,323	2,892

*Represents expenses for which there is a corresponding credit in operating revenues.  Therefore, such recoveries have no impact on our financial results.

Throughput - Utility - Total gas throughput decreased 0.2 MMdts, or 0.6%, for the three months ended September 30, 2012, compared with the same period in 2011. This decrease was realized primarily in the Capacity Release and Off-System Sales (OSS) markets. Following an unusually warm winter season in the region, the demand for both Capacity Release and OSS declined in the summer months and combined for a decrease of 2.0 MMdts for the third quarter. Partially offsetting that decline in usage was higher electric generation transportation throughput, which increased 1.8 MMdts, or 114.6%, as a result of the excessive heat during the third quarter. As the third quarter of 2012 was one of the warmest on record in the region, higher electric consumption for air conditioning drove the demand for greater natural gas consumption by the region's electric producers.

Total gas throughput increased 3.8 MMdts, or 4.0%, for the nine months ended September 30, 2012, compared with the same period in 2011.  This increase was realized primarily in the Capacity Release and OSS markets which increased 4.6 MMdts and 1.8 MMdts, respectively, during the nine months ended September 30, 2012, as compared with the same period in 2011. Due to unusually warm weather experienced in the region during the first quarter of 2012, SJG experienced a lower demand by its firm customers, thereby creating greater opportunity for both Capacity Release and OSS sales outside of SJG's territory during the winter months. Firm throughput decreased 2.3 MMdts, or 5.5%, during the nine months ended September 30, 2012, compared to the same period in 2011.  This is most apparent in the heat sensitive residential and commercial markets whose total throughput decreased 4.3 MMdts, or 17.3%, as a result of weather that was 19.7% warmer for the nine months ended September 30, 2012, as compared with the same period last year. Partially offsetting the negative impact of warmer weather on firm throughput was customer growth.  SJG added 6,337 customers over the twelve month period ended September 30, 2012, which represents a growth rate of 1.8%.

Conservation Incentive Program (CIP) - Utility - The effects of the CIP on SJG’s net income for the three and nine months ended September 30, 2012 and 2011 and the associated weather comparisons were as follows ($’s in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Income Benefit:
CIP – Weather Related*	$—	$—	$7.6	$1.3
CIP – Usage Related	1.5	1.8	5.3	1.1
Total Net Income Benefit	$1.5	$1.8	$12.9	$2.4

Weather Compared to 20-Year Average*	—	—	23.4% warmer	4.6% warmer
Weather Compared to Prior Year*	—	—	19.7% warmer	4.0% colder

* Weather variations did not have a material impact on third quarter residential and commercial usage.

Operating Revenues  - Utility - Revenues decreased $4.2 million during the three months ended September 30, 2012, compared with the same period in the prior year after eliminating intercompany transactions.  Lower Off-System Sales (OSS) volume, coupled with lower natural gas prices, resulted in a $2.7 million, or 39.8%, reduction in OSS revenues during the three months ended September 30, 2012, compared with the same period last year. The average price per decatherm of gas sold in the third quarter of 2012 was $3.45 versus $4.62 during the same period last year. As reflected in the Margin table above, the impact of changes in OSS and capacity release activity do not have a material impact on the earnings of SJG, as SJG is required to share 85% of the profits of such activity with the ratepayers.

Total firm sales revenue decreased $1.0 million, or 1.9%, during the third quarter of 2012 versus the same period in 2011 as a result of lower natural gas costs, primarily in the Cogeneration and Electric Generation markets. Firm sales volume to those markets declined slightly compared with prior year; however, associated revenue decreased $2.2 million, or 39.5%, as lower gas costs are being passed through to those customers. While changes in gas costs and BGSS recoveries may fluctuate from period to period, SJG does not profit from the sale of the commodity.  Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on SJG profitability, as further discussed below under the caption “Margin-Utility.”

Firm transportation revenue increased $2.3 million during the third quarter. As previously stated under "Throughput-Utility", electric generation transportation increased significantly as a result of the excessive heat during the third quarter, which drove the demand for greater natural gas consumption by the region's electric producers.

Revenues decreased $5.3 million during the nine months ended September 30, 2012, compared with the same period in the prior year after eliminating intercompany transactions. Total firm revenue decreased $8.9 million, or 3.3%, during the first nine months of 2012 versus the same period in 2011, as a result of lower firm throughput as reflected in the table above. This reduction in sales was the direct result of weather that was 19.7% warmer than last year. The impact of the warmer weather on the heat sensitive residential and commercial markets can readily be seen in the throughput table above; however, the impact on firm revenue is not as evident in the corresponding revenue table above. As SJG provided firm customers with a $21.1 million refund in March 2011, due to an over recovery of natural gas costs, revenues during 2011 were also lower than normal.

OSS revenue decreased slightly during the first nine months of 2012, versus the same period in 2011, despite a significant increase in sales throughput during the period as a result of lower gas costs during 2012, as previously discussed.

While changes in gas costs and Basic Gas Supply Service (BGSS) recoveries may fluctuate from period to period, SJG does not profit from the sale of the commodity.  Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on Company profitability, as further discussed under “Margin-Utility.”

Operating Revenues — Nonutility -  Combined revenues for SJI’s nonutility businesses, net of intercompany transactions, decreased $21.4 million, or 27.0%, and $116.0 million, or 34.9% for the three and nine months ended September 30, 2012, respectively, compared with the same periods in 2011.

SJE’s revenues from retail gas operations, net of intercompany transactions, decreased $1.9 million, or 9.1% , and $29.5 million, or 37.0%, for the three and nine months ended September 30, 2012, respectively, compared with the same periods in 2011. Excluding the change in unrealized gains and losses recorded on forward financial contracts of $(0.1) million and $(0.7) million, revenues decreased $2.0 million and $30.2 million for the three and nine months ended September 30, 2012, respectively, compared with the same periods in 2011. The decrease in revenues for the three months ended September 30, 2012 compared with the same period in 2011 was mainly due to a 33.1% decrease in the average monthly New York Mercantile Exchange (NYMEX) settle price, partially offset by a 25.2% increase in sales volumes due mainly to the purchase of a retail gas marketing book in central Pennsylvania that added over 350 commercial and small industrial customers. The decrease in revenues for the nine months ended September 30, 2012 compared with the same period in 2011 was due to a decrease in the average monthly NYMEX settle price of 38.5% along with a 6.3% decrease in sales volumes mainly due to SJE's exit from the residential market in October 2011 and the significantly warmer weather experienced during the first nine months of 2012 as compared with the same period in 2011.

As of September 30, SJE was serving the following number of retail gas customers:

	2012	2011
Residential	—	5,731
Commercial & Large Volume	1,751	1,632

Sales volumes for the comparative periods were as follows (in dekatherms):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Residential	—	31,207	—	378,479
Commercial & Large Volume	5,168,779	4,099,763	13,533,844	14,065,291

Market conditions continue to make it difficult to be competitive in the small commercial market. We continue to focus our marketing efforts on the pursuit of non-heat-sensitive commercial customers in an effort to mitigate price volatility and weather risk.

SJE’s revenues from retail electric operations, net of intercompany transactions, decreased $22.0 million, or 44.7%, and $47.1 million, or 29.4%, for the three and nine months ended September 30, 2012, respectively, compared with the same periods in 2011. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $(2.8) million and $(6.0) million, revenues decreased $24.8 million and $53.1 million for the three and nine months ended September 30, 2012, respectively, compared with the same periods in 2011.

A summary of SJE’s revenues from retail electricity is as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
SJE Retail Electric Revenue	$27.1	$49.1	$(22.0)	$112.8	$159.9	$(47.1)
Add: Unrealized Losses (Subtract: Unrealized Gains)	—	2.8	(2.8)	(8.5)	(2.5)	(6.0)
SJE Retail Electric Revenue, Excluding Unrealized Losses (Gains)	$27.1	$51.9	$(24.8)	$104.3	$157.4	$(53.1)

The three and nine month comparative period decreases were mainly due to a 20.0% and 18.3% decrease, respectively, in the average monthly sales price, which was driven by lower-priced fixed price contracts and lower Locational Marginal Price (LMP) per megawatt hour. Volumes also decreased 36.4% and 10.3% for the comparative periods, respectively, mainly due to a significant school board contract that expired in the second quarter of 2012. SJE uses forward financial contracts to mitigate commodity price risk on fixed price electric contracts. In accordance with GAAP, the forward financial contracts are recorded at fair value, with changes in fair value recorded in earnings in the period of change. The related customer contracts are not considered derivatives and, therefore, are not recorded in earnings until the electricity is delivered. As a result, earnings are subject to volatility as the market price of the forward financial contracts change, even when the underlying hedged value of the customer contract is unchanged. Over time, gains or losses on the sale of the fixed price electric under contract will be offset by losses or gains on the forward financial contracts, resulting in the realization of the profit margin expected when the transactions were initiated. SJE serves both fixed and market-priced customers.

SJRG’s revenues from wholesale energy operations, net of intercompany transactions, increased $3.7 million and decreased $33.8 million for the three and nine months ended September 30, 2012, respectively, compared with the same periods in 2011. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $(2.0) million and $(2.4) million, and adjusting for the change in realized gains and losses on all hedges attributed to inventory injection transactions of $(0.1) million and $(0.3) million to align them with the related cost of inventory in the period of withdrawal, SJRG’s revenues increased $1.6 million and decreased $36.5 million for the three and nine months ended September 30, 2012, respectively, compared with the same periods in 2011.

A summary of SJRG’s revenue for the three and nine months ended September 30 is as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
SJRG Revenue	$(1.6)	$(5.3)	$3.7	$15.4	$49.2	$(33.8)
Add: Unrealized Losses (Subtract: Unrealized Gains)	3.8	5.8	(2.0)	2.2	4.6	(2.4)
Add: Realized Losses (Subtract: Realized Gains) on Inventory Injection Hedges	(0.2)	(0.1)	(0.1)	(0.1)	0.2	(0.3)
SJRG Revenue, Excluding Unrealized Losses (Gains) and Realized Losses (Gains) on Inventory Injection Hedges	$2.0	$0.4	$1.6	$17.5	$54.0	$(36.5)

The increase in revenues for the three months ended September 30, 2012 compared with the same period in 2011 was due mainly to strong margins from acquired capacity and optimization in 2012 compared to losses on transportation contracts in 2011 that occurred due to system constraints. The decrease in revenues for the nine months ended September 30, 2012 compared with the same period in 2011 was mainly due to an 85.0% decrease in storage volumes sold and a 38.5% decrease in the average monthly NYMEX settle price for the comparative quarter. As discussed in Note 1 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2011, revenues and expenses related to the energy trading activities of SJRG are presented on a net basis in Operating Revenues – Nonutility.

Revenues from on-site energy production at Marina, net of intercompany transactions, decreased $0.4 million, or 3.2%, and $2.8 million, or 9.0%, for the three and nine months ended September 30, 2012, respectively, compared with the same periods in 2011. The decrease reflects lower sales rates for chilled and hot water production at the thermal facility that was attributable to lower underlying commodity rates and the termination of a contract with a large customer in August 2011. These decreases were partially offset by revenues for several new renewable energy projects that began operations over the past twelve months.

Revenues from appliance service operations at SJESP decreased $0.7 million, or 18.1%, and $2.4 million, or 19.5%, for the three and nine months ended September 30, 2012, respectively, compared with the same periods in 2011 due mainly to a decrease in customer warranty contract sales. SJESP sold the rights to renew the home appliance repair contracts to a provider of homeowner assistance services under an exclusive agreement that took effect in the third quarter of 2011. Under the terms of this agreement, SJESP received a fee for the sale of the rights. SJESP also receives a commission for all new and renewed service contracts and is paid a fee to service those warranty contracts.

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

Total margin increased $1.3 million, or 4.9% for the three months ended September 30, 2012, compared with the same period in 2011, primarily due to customer additions and increased margins from cogeneration and electric generation due to the warmer temperatures noted above.  SJG added 6,337 customers over the 12-month period ended September 30, 2012, representing growth of 1.8% over the prior year and a corresponding increase in margin.

The CIP protected $2.6 million of pre-tax margin in the third quarter of 2012 that would have been lost due to lower customer usage, compared with $3.0 million in the same period last year.

Total margin increased $4.8 million, or 3.4% for the nine months ended September 30, 2012 compared with the same period in 2011 due to customer additions, higher margins from cogeneration and electric generation and increased margins from commercial and industrial customers.

The CIP protected $21.8 million of pre-tax margin in the first nine months of 2012 that would have been lost due to lower customer usage, compared with $4.0 million in the same period last year. Of these amounts, $12.8 million and $2.2 million were related to weather variations and $9.1 and $1.8 million were related to other customer usage variations in 2012 and 2011, respectively.

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

For the three and nine months ended September 30, 2012, combined gross margins for the nonutility businesses, net of intercompany transactions, increased $8.2 million and $8.7 million to $8.2 million and $46.9 million, respectively, compared with the same periods in 2011. These changes were primarily due to the following:

•
Gross margin from the wholesale energy operations of SJRG increased $5.2 million and $2.4 million for the three and nine months ended September 30, 2012, respectively, compared with the same periods in 2011. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $(2.0) million and $(2.4) million and adjusting for the change in realized gains and losses on all hedges attributed to inventory injection transactions of $(0.1) million and $(0.3) million to align them with the related cost of inventory in the period of withdrawal as discussed above, gross margin for SJRG increased $3.1 million and decreased $0.3 million for the three and nine months ended September 30, 2012, respectively, compared with the same periods in 2011. The increase in gross margin for the three month comparative periods was mainly due to strong margins from acquired capacity and optimization in 2012 compared to losses on transportation contracts in 2011 that occurred due to system constraints. The decrease in gross margin for the comparative nine month periods was mainly due to lower daily trading and swing supply margins and higher transportation costs experienced during the nine months ended September 30, 2012. The treatment of the costs attributable to injections of gas into storage has also contributed to the decrease in gross margin. These costs are included in the carrying value of gas in storage when injections are made. SJRG has not injected significant amounts of gas into storage during the nine months ended September 30, 2012 and as a result, these costs have been expensed as incurred.

Overall, SJRG's contribution to margin from storage and transportation agreements has decreased due to market conditions and, as a result, SJRG has shed some of these agreements. However, SJRG expects to continue to add incremental margin from marketing and related opportunities in the Marcellus region, capitalizing on its established presence in the area. Future margins could fluctuate significantly due to the volatile nature of wholesale gas prices. As of September 30, 2012, SJRG had 8.6 Bcf of storage and 453,111 dts/day of transportation under contract.

•
Gross Margin from on-site energy production at Marina, net of intercompany transactions, increased $0.8 million and $1.8 million for the three and nine months ended September 30, 2012, respectively, compared with the same periods in 2011. Gross margin as a percentage of Operating Revenues increased 9.5 and 11.4 percentage points for the three and nine months ended September 30, 2012, respectively, compared with the same periods in 2011. This was due mainly to the impact of several solar projects coming on line in 2012, which was partially offset by the termination of a customer contract in 2011. Solar projects typically produce higher margins as compared to the margins produced by the terminated customer.

•
Gross margin from SJE’s retail gas and other operations increased $0.3 million and decreased $0.5 million for the three and nine months ended September 30, 2012, respectively, compared with the same periods in 2011. After excluding the change in unrealized gains and losses recorded on forward financial contracts of $(0.1) million and $(0.7) million, gross margins increased $0.2 million and decreased $1.2 million for the three and nine months ended September 30, 2012, respectively, compared with the same periods in 2011. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts as discussed above, gross margin as a percentage of Operating Revenues increased 1.2 and 2.6 percentage points for the three and nine months ended September 30, 2012, respectively, compared with the same periods in 2011. This increase was due mainly to the impact of SJE acquiring a retail marketing book that contained higher-margin customers (See Operating Revenues - Nonutility).

•
Gross margin from SJE’s retail electric operations increased $2.4 million and $5.9 million for the three and nine months ended September 30, 2012, respectively, compared with the same periods in 2011. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts of $(2.8) million and $(6.0) million as discussed above, gross margin decreased $0.4 million and $0.1 million in the three and nine months ended September 30, 2012, respectively, compared with the same periods in 2011.  Excluding the impact of the unrealized gains/losses discussed above, gross margin as a percentage of Operating Revenues increased 3.0 and decreased 2.6 percentage points for the three and nine months ended September 30, 2012, respectively, compared with the same periods in 2011. The three month comparative period decrease is due to a significant school board contract that expired in the second quarter of 2012 (See Operating Revenues - Nonutility). The nine month comparative period increase is mainly due to lower capacity, transmission and network services costs and the addition of numerous higher-margin customers over the past twelve months, partially offset by the expiration of the school board contract.

•
Gross margin from appliance service operations at SJESP was unchanged for the three months ended September 30, 2012 compared with the same period in 2011. Gross margin decreased $0.7 million for the nine months ended September 30, 2012 compared with the same period in 2011 due mainly to the lower customer warranty contract sales as mentioned in Operating Revenues – Nonutility.  Gross margin as a percentage of Operating Revenues increased 7.9 and 1.4 percentage points for the three and nine months ended September 30, 2012, respectively, compared with the same periods in 2011, mainly due to the significant decline in personnel costs that resulted from an initiative to right-size our workforce.

Operations Expense — A summary of net changes in operations expense, for the three and nine months ended September 30, follows (in thousands):

	Three Months Ended September 30, 2012 vs. 2011	Nine Months Ended September 30, 2012 vs. 2011
Gas Utility Operations	$1,843	$5,308
Nonutility:
Wholesale Energy Operations	158	729
Retail Gas and Other Operations	567	964
Retail Electric Operations	189	451
On-Site Energy Production	(246)	224
Appliance Service Operations	(85)	(1,398)
Total Nonutility	583	970
Intercompany Eliminations and Other	(611)	(450)
Total Operations Expense	$1,815	$5,828

Gas Utility operations expense increased $1.8 million and $5.3 million for the three and nine months ended September 30, 2012, respectively, compared with the same periods in 2011.  This is due to an increase in expense related to changes in SJG's reserve for uncollectible customer accounts, which are the result of fluctuations in levels of customer accounts receivable balances from period to period. Also contributing was increased spending under the New Jersey Clean Energy Program and Energy Efficiency Programs. Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting increase in revenues during the period. Finally, higher corporate support, governance and compliance, and employee benefit costs also contributed to the increase.

Nonutility operations expense increased $0.6 million and $1.0 million for the three and nine months ended September 30, 2012, respectively, compared with the same periods in 2011. The increase is primarily due to additional personnel, governance and compliance costs incurred to support continued growth.

Maintenance - Changes in maintenance expense for the three and nine months ended September 30, 2012, compared with the same periods in 2011, were not significant.

Depreciation - Depreciation increased $1.6 million and $4.2 million during the three and nine months ended September 30, 2012, respectively, compared with the same periods in 2011 due mainly to the increased investment in property, plant and equipment by SJG and Marina.

Energy and Other Taxes - Energy and Other Taxes decreased $0.2 million and $1.9 million during the three and nine months ended September 30, 2012, respectively, compared with the same periods in 2011 primarily due to a decrease in SJG's primary energy tax, the Transitional Energy Facilities Assessment, effective January 1, 2012. SJG also experienced lower taxable firm throughput in 2012 resulting from significantly warmer weather during 2012.  Additional weather information can be found above under the caption “CIP.”

Other Income and Expense - Other income and expense increased $1.8 million during the three months ended September 30, 2012 compared with the same period in 2011, primarily due to interest income charged on notes receivable from affiliates. Other income and expense decreased $3.1 million during the nine months ended September 30, 2012 compared with the same period in 2011, primarily due to proceeds received during the first nine months of 2011 from a provider of homeowner assistance services, in accordance with an agreement with the Company, that gives them the exclusive right to renew the home appliance repair contracts at SJESP; along with a $1.1 million impairment charge taken during the first quarter of 2012 at SJEX. The impairment charge is related to lower than forecasted natural gas reserves at our shallow well investment in the Marcellus region.

Interest Charges – Interest charges decreased $0.3 million and $1.8 million for the three and nine months ended September 30, 2012, respectively, compared with the same periods in 2011. These decreases were primarily due to the redemption of $25.0 million aggregate principal long-term debt during the third quarter 2011, and the April 2012 retirement and concurrent issuance of $35.0 million of Medium Term Notes (MTN), which effectively reduced SJG's long-term rate on the $35.0 million of debt from 7.7% to 3.7%. These decreases were partially offset by the issuance of $115.0 million aggregate principal amount of Senior Notes at the end of the second quarter 2012 as discussed in Note 14 to the condensed consolidated financial statements.

Income Taxes – Income tax benefit decreased $3.5 million for the three months ended September 30, 2012 as compared with the same period in 2011 primarily due to a lower loss before income taxes in 2012, along with the impact of the investment tax credits available on renewable energy facilities at Marina as compared to the prior year. Investment tax credits were in excess of the loss before income taxes for the three months ended September 30, 2012, which resulted in net income for the three month period. Income taxes decreased $7.2 million for the nine months ended September 30, 2012 as compared with the same period in 2011 primarily due to a lower effective tax rate during the nine months ended September 30, 2012 as compared with the same period in 2011. The change in the effective tax rate is primarily due to the projected increase in the investment tax credits available on renewable energy facilities at Marina in 2012, as compared to 2011.

Equity in Earnings of Affiliated Companies – Equity in earnings of affiliated companies increased by $1.7 million and $3.0 million for the three and nine months ended September 30, 2012 as compared to the same periods in 2011. These increases were primarily due to new projects coming on line in 2012 and the improved operating performance of our renewable energy project fleet at affiliated companies.

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

Cash Flows from Operating Activities — Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $62.3 million and $135.6 million in the first nine months of 2012 and 2011, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries.  Operating activities in the first nine months of 2012 produced less net cash than the same period in 2011, primarily due to lower withdrawals of natural gas from storage by our wholesale energy business as a result of the flat market conditions compounded by warmer-than-normal weather which negatively impacted working capital needs. Net cash provided by operating activities was also impacted by a $25.0 million pension contribution that occurred in January 2012. There were no pension contributions made by the Company in 2011.

Cash Flows from Investing Activities — SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. Net cash outflows for capital expenditures, which are primarily construction projects, for the first nine months of 2012 and 2011 amounted to $147.8 million and $114.0 million, respectively. We estimate the net cash outflows for construction projects for fiscal years 2012, 2013 and 2014 at SJI to be approximately $279.1 million, $206.4 million and $202.9 million, respectively. The increase in the capital expenditures is a direct result of SJG's CIRT program, which began in 2009.  For capital expenditures, including those under SJG’s CIRT, the Company will use short-term borrowings under lines of credit from commercial banks and the commercial paper program to finance capital expenditures as incurred. From time to time, the Company will refinance the short-term debt incurred to support capital expenditures with long-term debt.

In support of its risk management activities, the Company is required to maintain margin accounts with selected counterparties as collateral for its forward contracts, swap agreements, options contracts and futures contracts. These margin accounts are included in Restricted Investments or Margin Account Liability, depending upon the value of the related contracts (the change in the Margin Account Liability is reflected in cash flows from Operating Activities) on the condensed consolidated balance sheets. The required amount of restricted investments changes on a daily basis due to fluctuations in the market value of the related outstanding contracts and are difficult to predict. Margin posted by the Company decreased by $9.5 million in the first nine months of 2012, compared with a decrease of $0.7 million in the same period of 2011.

During the nine months ended September 30, 2012 and 2011, the Company made investments in, and provided net advances to unconsolidated affiliates of $91.1 million and $10.0 million, respectively. The purpose of these investments and advances was to acquire two district energy systems in Hartford, Connecticut, and to develop landfill gas-fired electric production facilities, solar and thermal energy projects, and to cover certain project-related costs of LVE (See Commitments and Contingencies in Note 11 to the condensed consolidated financial statements).

Cash Flows from Financing Activities — Short-term borrowings from the commercial paper program and lines of credit from commercial banks are used to supplement cash flows from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, short-term debt incurred to finance capital expenditures is refinanced with long-term debt.

Credit facilities and available liquidity as of September 30, 2012 were as follows (in thousands):

Company	Total Facility	Usage	Available Liquidity	Expiration Date
SJG:
Commercial Paper Program/Revolving Credit Facility	$200,000	$137,900	$62,100	May 2015
Uncommitted Bank Lines (B)	10,000	—	10,000	August 2013

Total SJG	210,000	137,900	72,100

SJI:

Revolving Credit Facility	$300,000	$159,500	$140,500	April 2015 (A)
Term Line of Credit (C)	50,000	50,000	—	November 2013

Total SJI	350,000	209,500	140,500

Total	$560,000	$347,400	$212,600

(A) Includes letters of credit outstanding in the amount of $32.0 million.

(B) SJG reduced the uncommitted bank lines by $10.0 million during 2012.
(C) In June 2012, SJI increased its term line of credit by $20.0 million, which matures in November 2013.
The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary the SJI facilities can also be used to support SJG’s liquidity needs. All committed facilities contain one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreements), measured on a quarterly basis. SJI and SJG were in compliance with these covenants as of September 30, 2012. Borrowings under these credit facilities are at market rates. The weighted average borrowing cost, which changes daily, was 0.97% and 1.08% at September 30, 2012 and 2011, respectively.  Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business’ future liquidity needs.

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

SJI supplements its operating cash flow, commercial paper program and credit lines with both debt and equity capital. Over the years, SJG has used long-term debt, primarily in the form of First Mortgage Bonds and MTNs, secured by the same pool of utility assets, to finance its long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment.  In April 2012, SJG issued $35.0 million aggregate principal amount of its MTN's as discussed in Note 14 to the condensed consolidated financial statements. Concurrent with that debt issuance, SJG redeemed its $35.0 million, 7.7% MTN's due April 2027 at par plus a 2.0% premium. In June 2012 (as discussed in Note 14 to the condensed consolidated financial statements), the Company issued $115.0 million aggregate principal amount of MTNs, consisting of the following: (a) $64.0 million aggregate principal amount of 2.39% Senior Notes due June 28, 2015; (b) $16.0 million aggregate principal amount of 2.71% Senior Notes due June 28, 2017; and (c) $35.0 million aggregate principal amount of 3.46% Senior Notes due June 28, 2022. In September 2012 (as discussed in Note 14 to the condensed consolidated financial statements), SJG issued $50.0 million of 3.0% aggregate principal amount of MTN's due September 20, 2024. The MTN's are included in long-term debt on the condensed consolidated balance sheets at September 30, 2012. The notes purchase agreement also provides for the issuance of $35.0 million aggregate principal amount of its MTNs to be issued in November 2012. No other long-term debt was issued during the nine months ended September 30, 2012 or 2011.

SJG's $150.0 million MTN program that was approved by the BPU in September 2009 expired in September 2011. In December 2011, SJG received approval from the NJ BPU to issue up to $200.0 million in long-term debt by September 2014.

SJI raises equity capital through its Dividend Reinvestment Plan (DRP). Participants in SJI's DRP receive newly-issued shares, with SJI offering a 2% discount on DRP investments as it has been considered to be the most cost effective way to raise equity capital. From April 2008 through April 2011, shares of common stock offered by the DRP were purchased in open market transactions. Beginning in May 2011, shares of common stock offered by the DRP have again been issued at a 2% discount directly by SJI from its authorized but unissued shares of common stock. SJI raised $41.5 million and $5.4 million of equity capital through the DRP during the nine months ended September 30, 2012 and 2011, respectively.

SJI’s capital structure was as follows:

	As of September 30, 2012	As of December 31, 2011
Equity	43.4%	45.5%
Long-Term Debt	36.9	31.1
Short-Term Debt	19.7	23.4
Total	100.0%	100.0%

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

FINANCE OBLIGATION - During 2010, ACB Energy Partners LLC (ACB), a wholly-owned subsidiary of Energenic, of which Marina has a 50% equity interest, completed construction of a combined heat and power generating facility to serve, under an energy services agreement, a thermal plant owned by Marina. Construction period financing was provided by Marina. Due to its continuing involvement in the facility, Marina is considered the owner of the facility for accounting purposes. As a result, the Company included costs to construct the facility within Nonutility Property, Plant and Equipment on the condensed consolidated balance sheets of $23.6 million and $23.5 million as of September 30, 2012 and December 31, 2011, respectively. In addition, the Company includes repayments from ACB to Marina on the construction loan within the Finance Obligation on the condensed consolidated balance sheets. Marina does not have a fixed payment obligation to ACB; as a result, the Finance Obligation is classified as a noncurrent liability on the condensed consolidated balance sheets. The costs to construct the facility and the repayments of the construction loan are amortized over the term of the energy services agreement. The impact on the condensed consolidated statements of income is not significant. As a result, the Company recorded $21.9 million and $22.5 million, net of amortization, within Finance Obligation on the condensed consolidated balance sheets at September 30, 2012 and December 31, 2011, respectively.

COMMITMENTS AND CONTINGENCIES:

SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, and for environmental remediation costs. Cash outflows for capital expenditures for the first nine months of 2012 and 2011 amounted to $147.8 million and $114.0 million, respectively. Management estimates the net cash outflows for construction projects for 2012, 2013 and 2014 at SJI to be approximately $279.1 million, $206.4 million and $202.9 million, respectively. The increase in the capital expenditures is a direct result of SJG's CIRT program, which began in 2009. Costs for remediation projects, net of insurance reimbursements, for the first nine months of 2012 and 2011 amounted to net cash outflows of $0.9 million and $14.2 million, respectively. Total cash outflows for remediation projects are expected to be $3.5 million, $21.1 million and $16.9 million for 2012, 2013 and 2014, respectively.  As discussed in Notes 10 and 15 to the Consolidated Financial Statements in Item 8 of SJI’s 10-K as of December 31, 2011, certain environmental costs are subject to recovery from insurance carriers and ratepayers.

As of September 30, 2012, SJI provided $32.0 million of standby letters of credit through SJI’s revolving credit facility to enable SJE to market retail electricity and for various construction activities. The Company also provided $87.6 million of additional letters of credit under separate facilities outside of the revolving credit facility to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system and to finance Marina's initial thermal plant project.

Contractual Obligations - There were no significant changes to the Company’s contractual obligations described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2011, except for long-term debt, which increased $165.0 million due to the issuance of Medium Term Notes at SJI and SJG (see Note 14 to the condensed consolidated financial statements), and commodity supply purchase obligations which decreased by approximately $66.4 million in total since December 31, 2011, due to payments made during the first nine months of 2012 on commitments at SJE and SJRG. In addition, SJRG's minimum commitment to purchase natural gas under long-term contracts as discussed in Note 15 to the Consolidated Financial Statements in Item 8 of SJI's Annual Report on Form 10-K as of December 31, 2011 has changed to approximately 0.4 million dts/d.

Off-Balance Sheet Arrangements – An off-balance sheet arrangement is any contractual arrangement involving an unconsolidated entity under which the company has either made guarantees, or has certain other interests or obligations.

The Company has recorded a liability of $1.9 million which is included in Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the condensed consolidated balance sheets as of September 30, 2012 for the fair value of the following guarantees:

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

The district energy system and central energy center are being financed by LVE with debt that is non-recourse to SJI. The outstanding balance of LVE’s bank debt is approximately $192.2 million as of September 30, 2012.  As a result of the construction delay, the district energy system and central energy center were not completed by the end of 2010 as originally expected. Consequently, the full amount of LVE’s debt became due and payable in December 2010. LVE intends to seek additional financing to complete the facility once construction of the resort resumes, however, as of December 31, 2010, LVE was in default under the financing agreements with the banks.  The Energy Sales Agreement between LVE and the resort developer includes a payment obligation by the resort developer to pay certain fees and expenses to LVE. A portion of this payment obligation is guaranteed to LVE’s lenders by the parent of the resort developer.

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

As of September 30, 2012, the Company had a net liability of approximately $1.6 million included in Other Noncurrent Liabilities on the condensed consolidated balance sheets related to this project, in addition to unsecured Notes Receivable – Affiliate of approximately $55.6 million due from LVE. As of September 30, 2012, SJI’s capital at risk is limited to its equity contributions, letters of credit and the unsecured notes receivable totaling approximately $72.2 million. During 2012, SJI provided support to LVE of approximately $1.8 million to cover interest and other project related costs.

As a result of the construction delay, management has evaluated the investment in LVE and concluded that the fair value of this investment continues to be in excess of the carrying value as of September 30, 2012.

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

•
In February 2011, ACR Energy Partners, LLC (ACR), a wholly-owned subsidiary of Energenic, of which Marina has a 50% equity interest, entered into a 20 year contract with a developer to build, own and operate a central energy center and energy distribution system for a new hotel, casino and entertainment complex in Atlantic City, New Jersey. The complex commenced operations in April 2012 and as a result, ACR is providing full energy services to the complex. During the nine months ended September 30, 2012, Marina and its joint venture partner each made capital contributions to ACR, through Energenic, of $22.0 million. Marina and its joint venture partner have also agreed to provide a $5.0 million letter of credit to support certain operating performance obligations of ACR under the operating agreements between ACR and the developer. SJI and its partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI to or on behalf of ACR. Remaining capital contributions are not expected to be significant.

•
In May 2012, UMM Energy Partners, LLC (UMM), a wholly-owned subsidiary of Energenic, of which Marina has a 50% equity interest, entered into a 30 year contract with a public university to build, own and operate a combined heating, cooling and power system for its main campus in New Jersey. The system is expected to be completed during the second half of 2013. Marina and its joint venture partner are each obligated to make capital contributions to UMM, through Energenic, of approximately $10.0 million. As of September 30, 2012, Marina has advanced approximately $8.8 million to UMM, through Energenic, for initial construction costs.  Of this amount, $5.0 million is included in Investment in Affiliates and $3.8 million is included in Notes Receivable - Affiliate on the condensed consolidated balance sheets. In addition, SJI has guaranteed certain obligations of UMM under the operating and lease agreements between UMM and the university, for the terms of the agreements, commencing with the first year of operations. SJI has guaranteed up to$2.2 million for the first year. This amount is adjusted each year based upon the Consumer Price Index. SJI has also guaranteed certain construction obligations of UMM during the construction period, the majority of which are supported by a surety bond. SJI and its partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees.

•
As of September 30, 2012, SJI had issued $5.3 million of guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable our subsidiary to market retail natural gas.

Pending Litigation — The Company is subject to claims arising in the ordinary course of business and other legal proceedings. The Company has been named in, among other actions, certain product liability claims related to our former sand mining subsidiary. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $3.0 million and $2.9 million related to all claims in the aggregate as of September 30, 2012 and December 31, 2011, respectively. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

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

SJI has entered into certain contracts to buy, sell, and transport natural gas and to buy and sell retail electricity. For those derivatives not designated as hedges, SJI recorded a net unrealized pre-tax loss of $3.6 million and $8.5 million in earnings during the three months ended September 30, 2012 and 2011, respectively, and a net unrealized pre-tax gain of $6.7 million and a net unrealized pre-tax loss $2.4 million during the nine months ended September 30, 2012 and 2011, respectively, which are included with realized gains and losses in Operating Revenues — Nonutility.  The fair value and maturity of these energy-related contracts determined under the mark-to-market method as of September 30, 2012 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 -3 Years	Maturity Beyond 3 Years	Total
Prices actively quoted	$10,530	$3,020	$42	$13,592
Prices provided by other external sources	10,334	5,922	202	16,458
Prices based on internal models or other valuable methods	5,471	2,101	—	7,572

Total	$26,335	$11,043	$244	$37,622

Liabilities
Source of Fair Value	Maturity <1 Year	Maturity 1 -3 Years	Maturity Beyond 3Years	Total
Prices actively quoted	$6,726	$1,882	$43	$8,651
Prices provided by other external sources	7,099	2,991	94	10,184
Prices based on internal models or other valuable methods	3,733	942	—	4,675

Total	$17,558	$5,815	$137	$23,510

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Contracted volumes of our NYMEX contracts are 1.2 million decatherms (dts) with a weighted-average settlement price of $3.69 per dt.  Contracted volumes of our basis contracts are 27.5 million dts with a weighted average settlement price of $0.22 per dt.  Contracted volumes of electric are 0.1 million mwh with a weighted average settlement price of $44.65 per mwh.

A reconciliation of SJI’s estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Liabilities, January 1, 2012	$(509)
Contracts Settled During Nine Months Ended September 30, 2012, Net	4,418
Other Changes in Fair Value from Continuing and New Contracts, Net	10,203

Net Derivatives — Energy Related Assets September 30, 2012	$14,112

Interest Rate Risk — Our exposure to interest-rate risk relates primarily to short-term, variable-rate borrowings. Short-term, variable-rate debt outstanding at September 30, 2012 was $315.4 million and averaged $366.7 million during the first nine months of 2012. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $2.2 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2011 - 33 b.p. increase; 2010 – 13 b.p. decrease; 2009 – 29 b.p. decrease; 2008 – 397 b.p. decrease; 2007 – 45 b.p. decrease.  At September 30, 2012, our average interest rate on variable-rate debt was 0.94%.

We issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of September 30, 2012, the interest costs on all but $27.1 million of our long-term debt was either at a fixed-rate or hedged via an interest rate derivative. Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates.

As of September 30, 2012, SJI’s active interest rate swaps were as follows:

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

Credit Risk - As of September 30, 2012, approximately $10.1 million, or 26.8%, of the current and noncurrent Derivatives – Energy Related Assets are with a single retail counterparty. This counterparty has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assignable to SJI in the event of a default by the counterparty.

As of September 30, 2012, SJRG had $61.3 million of Accounts Receivable under sales contracts. Of that total, 84.5% were with regulated utilities or companies rated investment-grade or guaranteed by an investment-grade-rated parent or were with companies where we have a collateral arrangement or insurance coverage. The remainder of the Accounts Receivable were within approved credit limits.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company are effective.

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item is incorporated by reference to Part I, Item 2, Pending Litigation, beginning on page 47.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities - There were no purchases by SJI of its own common stock during the three and nine months ended September 30, 2012.

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

101
The following financial statements from South Jersey Industries’ Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2012, filed with the Securities and Exchange Commission on November 8, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Balance Sheets and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

SOUTH JERSEY INDUSTRIES, INC.
(Registrant)

Dated:	November 8, 2012	By:	/s/ Edward J. Graham
Edward J. Graham
Chairman, President & Chief Executive Officer

Dated:	November 8, 2012	By:	/s/ David A. Kindlick
David A. Kindlick
Vice President & Chief Financial Officer