Form 10-K
period 2012-12-31
SOUTH JERSEY INDUSTRIES INC
filed 2013-02-28
CIK 91928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2012 was $1,544,272,903. As of February 15, 2013, there were 31,744,916 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference:
In Part I of Form 10-K: None
In Part II of Form 10-K: None
In Part III of Form 10-K:  Portions of the registrant's proxy statement filed within 120 days of the close of the registrant's fiscal year in connection with the registrant's 2013 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

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

SJI currently provides a variety of energy related products and services primarily through the following subsidiaries:

•	South Jersey Gas Company (SJG) is a regulated natural gas utility. SJG distributes natural gas in the seven southernmost counties of New Jersey.

•	South Jersey Energy Company (SJE) acquires and markets natural gas and electricity to retail end users and provides total energy management services to commercial and industrial customers.

•	Marina Energy LLC (Marina) develops and operates on-site energy-related projects.

•	South Jersey Resources Group, LLC (SJRG) markets natural gas storage, commodity and transportation assets on a wholesale basis in the mid-Atlantic, Appalachian and southern states.

•
South Jersey Energy Service Plus, LLC (SJESP) services residential and small commercial HVAC systems, provides plumbing services and services appliances under warranty via a subcontractor arrangement as well as on a time and materials basis.

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

Sources and Availability of Raw Materials

South Jersey Gas Company

Transportation and Storage Agreements

SJG has direct connections to the interstate pipeline systems of both Transcontinental Gas Pipe Line Company, LLC (Transco) and Columbia Gas Transmission, LLC (Columbia). During 2012, SJG purchased and had delivered approximately 33.0 million decatherms (MMdts) of natural gas for distribution to both on-system and off-system customers. Of this total, 18.8 MMdts were transported on the Transco pipeline system while 14.2 MMdts were transported on the Columbia pipeline system. Moreover, during 2012 third-party suppliers delivered 32.2 MMdts to SJG's system on behalf of end use customers behind our city gate stations. SJG also secures other long term services from one additional pipeline upstream of the Transco and Columbia systems. This upstream pipeline is owned by Dominion Transmission, Inc. (Dominion). Services provided by Dominion are utilized to deliver gas into either the Transco or Columbia systems for ultimate delivery to SJG. Services provided by all of the above-mentioned pipelines are subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC).  Unless otherwise indicated, our intentions are to renew or extend these service agreements before they expire.

South Jersey Industries, Inc.
Part I

Transco:

Transco is SJG's largest supplier of long-term gas transmission services which includes both year-round and seasonal firm transportation (FT) service arrangements. When combined, these FT services enable SJG to purchase gas from third parties and have delivered to its city gate stations by Transco a total of 297,958 dts per day (dts/d). Of this total, 133,917 dts/d is long-haul FT (where gas can be transported from the production areas of the Southwest to the market areas of the Northeast) while 164,041 dts/d is market area FT. The terms of SJG's year-round agreements extend for various periods through 2025. The terms of its seasonal agreements vary in length with the longest extending into 2013.

Of the 297,958 dts/d of Transco services mentioned above, SJG has released a total of 39,800 dts/d of its long-haul FT and 42,998 dts/d of its market area FT service.  These releases were made in association with SJG's Conservation Incentive Program (CIP) discussed further under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.  In addition, SJG released 90,000 dts/d of market area FT service to SJRG as part of an Asset Management Agreement discussed further in this section under “Gas Supplies”.

SJG currently has six long-term gas storage service agreements with Transco that, when combined, are capable of storing approximately 5.0 MMdts. Through these agreements, SJG can inject gas into market and production area storages during periods of low demand and extract gas at a Maximum Daily Withdrawal Quantity (MDWQ) of up to 107,407 dts during periods of high demand. The longest term of these storage service agreements extends through October 2019.

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

Columbia:

SJG subscribes to three firm transportation agreements with Columbia which provides for 54,022 dts/d of firm deliverability with 45,022 dts/d of this deliverability extending through October 31, 2019. The remaining 9,000 dts per day had a primary term of one year which extended from November 1, 2011 through October 31, 2012.  The agreement was subject to pre-granted abandonment upon its termination, with SJG having the right of first refusal to extend the agreement.  By way of an agreement dated July 9, 2012, this service was extended through October 31, 2013. SJG had previously released 14,714 dts/d of this amount to SJRG in conjunction with its CIP thereby reducing the combined availability of firm transportation on the Columbia system to 39,308 dts/d.

SJG also subscribes to a firm storage service with Columbia under its Rate Schedule FSS along with an associated firm transportation service under Rate Schedule SST, each of which extends through October 31, 2019. SJG has a total FSS MDWQ of 52,891 dts and a related 3,473,022 dts of storage capacity. SJG released to SJRG 19,029 dts of its FSS MDWQ along with 1,249,485 dts of its FSS storage capacity. Additionally, SJG also released to SJRG 19,029 dts/d of its Columbia SST transportation service. Both releases made by SJG were in connection with its CIP and extend through September 30, 2014.

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

During 2012, SJG entered into an AMA with a gas marketer which extends through October 31, 2013. Under this agreement SJG has released to the marketer its firm transportation rights equal to 10,000 dts/d of transportation capacity on Transco. The marketer will manage this capacity and provide SJG with up to 10,000 dts/d of firm deliverability each day through October 31, 2013. The marketer will seek to optimize the capacity released to it under this AMA and has paid SJG a one time Asset Management Fee in consideration for same.

South Jersey Industries, Inc.
Part I

Also during 2012, SJG entered into an AMA with a gas marketer which extends through March 31, 2013. Under this agreement SJG has released its storage capacity and deliverability held on the Dominion pipeline system to the marketer equal to 423,000 dts of storage capacity and 10,000 dts/d of deliverability on both the Dominion and Transco Leidy Line systems. The marketer will manage this capacity and provide SJG with the right to call on up to 10,000 dts/d into Transco's Leidy Line for the period from November 1, 2012 through March 31, 2013. The marketer will seek to optimize the storage capacity released to it under this AMA and has paid SJG a one time Asset Management Fee in consideration for same.

In 2011, SJG entered into a long-term gas purchase agreement with a gas producer, the primary term of which extends through October 31, 2019. The maximum daily quantities (MDQ) available for purchase under this agreement initially starts at 6,250 dts/d and ratchets up to a MDQ of 25,000 dts/d. Gas purchased from this producer will be sourced in the Appalachian supply areas and delivered into the Columbia pipeline system for delivery to SJG.

Due to increased liquidity in the market place, all other gas supply agreements with third party suppliers are short-term agreements and SJG uses financial contracts secured through SJRG to hedge against forward price risk.  Short-term agreements typically extend between one day and several months in duration.

Supplemental Gas Supplies

During 2012, SJG entered into two seasonal Liquefied Natural Gas (LNG) purchase agreements with a third party supplier. The term of the first agreement, which is being used during the 2012-2013 winter season to refill SJG's storage tank, extends through March 31, 2013, and has an associated contract quantity of 250,000 dts. The second agreement was acquired to replenish LNG in storage during the 2013 summer season.  This agreement extends from April 1, 2013 through October 31, 2013 and also provides SJG with up to 250,000 dts of LNG.

SJG operates peaking facilities which can store and vaporize LNG for injection into its distribution system. SJG's LNG facility has a storage capacity equivalent to 434,300 dts of natural gas and has an installed capacity to vaporize up to 118,250 dts of LNG per day for injection into its distribution system.

Peak-Day Supply

SJG plans for a winter season peak-day demand on the basis of an average daily temperature of 2 degrees Fahrenheit (F). Gas demand on such a design day for the 2012-2013 winter season is estimated to be 476,462 dts. SJG projects that it has adequate supplies and interstate pipeline entitlements to meet its design requirements. SJG experienced its highest peak-day demand for calendar year 2012 of 389,376 dts on January 15th, while experiencing an average temperature of 21.5 degrees F that day.

Natural Gas Prices

SJG's average cost of natural gas purchased and delivered in 2012, 2011 and 2010, including demand charges, was $4.73 per dt, $6.11 per dt and $6.64 per dt, respectively.

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

South Jersey Industries, Inc.
Part I

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

SJRG also holds a firm transportation agreement with Transco which expires March 31, 2043. Under this agreement, Transco will provide SJRG with 10,000 dts/d of deliveries to New York and receipts at Leidy, PA.

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

SJRG holds a storage agreement with Columbia for service under Columbia's FSS rate schedule. Under this evergreen agreement, Columbia will provide SJRG with storage capacity of 1,249,485 dts. Under this agreement, 19,029 dts/d may be withdrawn from storage and 9,996 dts/d may be injected.

SJRG holds firm transportation related to the above mentioned storage agreement which provides for receipts at storage and deliveries to New Jersey of 19,029 dts/d. Under this evergreen contract, these services with Columbia were released to SJRG by SJG.

Columbia Gulf Transmission:

SJRG holds a firm transportation agreement with Columbia Gulf which expires October 31, 2019. Under this evergreen agreement, Columbia provides receipts in Louisiana with deliveries at Leach, Kentucky in the amount of 15,000 dts/d.

South Jersey Industries, Inc.
Part I

Tennessee Gas Transmission:

SJRG holds three firm transportation agreements with Tennessee Gas Pipeline. Two contracts, one totaling 30,000 Dth and the other totaling 28,400 Dth, have deliveries to various points in Pennsylvania and receipts in northeastern Pennsylvania and extend through October 31, 2016. The final contract is for 60,000 Dth with various deliveries and receipts in Louisiana, and extends through March 31, 2014.

Gas Supplies

              SJRG has entered into several long-term natural gas supply agreements to purchase a minimum of 465,700 dts/d and up to 700,000 dts/d, depending upon production levels, for terms ranging from three to ten years at index based prices. Further, SJG released 90,000 dts/d of market area FT service to SJRG as part of an AMA agreement discussed above.

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

South Jersey Industries, Inc.
Part I

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

Employees

SJI and its subsidiaries had a total of approximately 700 employees as of December 31, 2012. Of that total, approximately 320 employees are unionized. The Company has collective bargaining agreements with two unions that represent these employees: the International Brotherhood of Electrical Workers (IBEW) Local 1293 and the International Association of Machinists and Aerospace Workers (IAM) Local 76.  SJG employees represented by the IBEW operated under a collective bargaining agreement that was set to expire February 28, 2013, however a new collective bargaining agreement was agreed to and commences on March 1, 2013 and runs through February 28, 2017. SJESP employees represented by the IBEW operate under a collective bargaining agreement that runs through February 28, 2014. The remaining unionized employees represented by the IAM operate under a collective bargaining agreement that expires in August 2014.

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

South Jersey Industries, Inc.
Part I

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

•
Warm weather, high commodity costs, or customer conservation initiatives could result in reduced demand for some of SJI's energy products and services. While SJI's utility currently has a conservation incentive program clause that protects its revenues and gross margin against usage per customer that is lower than a set level, the clause is currently approved as a pilot program through 2013. Should this clause expire without replacement or extension, lower customer energy utilization levels would likely reduce SJI's net income.

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

•
SJI's wholesale commodity marketing and retail electric businesses are exposed to the risk that counterparties that owe money or energy to SJI will not be able to meet their obligations for operational or financial reasons. SJI could be forced to buy or sell commodity at a loss as a result of such failure. Such a failure, if large enough, could also impact SJI's liquidity.

•
Increasing interest rates will negatively impact the net income of SJI. Several of SJI's subsidiaries are capital intensive, resulting in the incurrence of significant amounts of debt financing. Almost all of the long-term debt of SJI and its subsidiaries is issued at fixed rates or has utilized interest rate swaps to mitigate changes in variable rates.  However, new issues of long-term debt and all variable rate short-term borrowings are exposed to the impact of rising interest rates.

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

South Jersey Industries, Inc.
Part I

•
A downgrade in either SJI's or SJG's credit ratings could negatively affect our ability to access adequate and cost effective capital. Our ability to obtain adequate and cost effective capital depends largely on our credit ratings, which are greatly influenced by financial condition and results of operations. If the rating agencies downgrade either SJI's or SJG's credit ratings, particularly below investment grade, our borrowing costs would increase. In addition, we would likely be required to pay higher interest rates in future financings and potential funding sources would likely decrease. To the extent that a decline in SJG's credit rating has a negative effect on SJI, SJI could be required to provide additional support to certain counterparties.

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

•
The inability to obtain natural gas or electricity from suppliers would negatively impact the financial performance of SJI. Several of SJI's subsidiaries have businesses based upon the ability to deliver natural gas or electricity to customers. Disruption in the production or transportation to SJI from its suppliers could prevent SJI from completing sales to its customers.

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

•
New legislation could have an impact on our ability to hedge risks associated with our business. The Dodd-Frank Act regulates derivative transactions, which include certain instruments used in our risk management activities. This legislation and any new regulations could increase the operational and transactional cost of derivatives contracts and affect the number and/or creditworthiness of available counterparties.

Item 1B. Unresolved Staff Comments

 None.

Item 2. Properties

The principal property of SJI consists of SJG's gas transmission and distribution systems that include mains, service connections and meters. The transmission facilities carry the gas from the connections with Transco and Columbia to SJG's distribution systems for delivery to customers. As of December 31, 2012, there were approximately 122.7 miles of mains in the transmission systems and 6,142 miles of mains in the distribution systems.

SJG owns approximately 154 acres of land in Folsom, New Jersey which is the site of SJI's corporate headquarters. Approximately 140 acres of this property is deed restricted. SJG also has office and service buildings at six other locations in the territory. There is a liquefied natural gas storage and vaporization facility at one of these locations.

As of December 31, 2012, SJG's utility plant had a gross book value of $1.7 billion and a net book value, after accumulated depreciation, of $1.3 billion. In 2012, $156.0 million was spent on additions to utility plant and there were retirements of property having an aggregate gross book cost of $20.1 million.

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

Nonutility property and equipment with a net book value of $292.4 million consists primarily of Marina's energy projects, in particular the thermal energy plant in Atlantic City, N.J.

Energy and Minerals Inc. (EMI) owns 235 acres of land in Vineland, New Jersey.

South Jersey Fuel, Inc., an inactive subsidiary, owns land in Deptford Township and owns real estate in Upper Township, New Jersey.

R&T Castellini, Inc., an inactive subsidiary, owns land and buildings in Vineland, New Jersey.

Item 3. Legal Proceedings

The Company is subject to claims arising in the ordinary course of business and other legal proceedings. The Company has been named in, among other actions, certain product liability claims related to our former sand mining subsidiary. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $3.1 million and $2.9 million related to all claims in the aggregate as of December 31, 2012 and 2011, respectively. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not Applicable

South Jersey Industries, Inc.
Part I

Item 4A. Executive Officers of the Registrant

Set forth below are the names, ages and positions of our executive officers along with their business experience during the past five years. All executive officers of SJI are elected annually and serve at the discretion of the Board of Directors. All information is as of the date of the filing of this report.

Name, age and position with the Company	Period Served

Edward J. Graham, Age 55
Chairman	April 2005 - Present
Chief Executive Officer	February 2004 - Present
President	January 2003 - Present

David A. Kindlick, Age 58
Chief Financial Officer	January 2002 - Present
Senior Vice President	January 2013 - Present
Vice President	June 1997 - December 2012

Jeffrey E. DuBois, Age 54
Senior Vice President	January 2013 - Present
Vice President	January 2004 - December 2012

Michael J. Renna, Age 45
Senior Vice President	January 2013 - Present
Vice President	January 2004 - December 2012

Kevin D. Patrick, Age 52
Vice President	June 2007 - Present

Gina M. Merritt-Epps, Age 45
General Counsel and Corporate Secretary	May 2009 - Present
Assistant General Counsel and Assistant Secretary	December 2007 - April 2009

South Jersey Industries, Inc.
Part II

PART II

Item 5. Market for the Registrant's Common Equity,

Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock and Related Information

Quarter Ended	Market Price Per Share		Dividends	Quarter Ended	Market Price Per Share		Dividends
			Declared				Declared
2012	High	Low	Per Share	2011	High	Low	Per Share

March 31	$57.99	$49.55	$0.4025	March 31	$57.29	$51.89	$0.3650
June 30	$51.90	$46.52	$0.4025	June 30	$58.03	$50.64	$0.3650
September 30	$53.98	$50.50	$0.4025	September 30	$55.73	$42.85	$0.3650
December 31	$53.47	$45.81	$0.4425	December 31	$57.83	$47.33	$0.4025

These quotations are based on the list of composite transactions of the New York Stock Exchange. Our stock is traded on the New York Stock Exchange under the symbol SJI. We have declared and expect to continue to declare regular quarterly cash dividends. As of December 31, 2012, the latest available date, our records indicate there were 7,078 shareholders of record.

South Jersey Industries, Inc.
Part II

Stock Performance Graph

The performance graph below illustrates a five year comparison of cumulative total returns based on an initial investment of $100 in South Jersey Industries, Inc. common stock, as compared with the S&P 500 Stock Index and the S&P Utility Index for the period 2008 through 2012.

This performance chart assumes:

•	$100 invested on December 31, 2007 in South Jersey Industries, Inc. common stock, in the S&P 500 Stock Index and in the S&P Utility Index; and

•	All dividends are reinvested.

Comparison of Five-Year Cumulative Return
200
180
160
140
120
100
80
60
40
2007
2008
2009
2010
2011
2012
S&P 500
S&P Utilities
SJI

	Dec-07	Dec-08	Dec-09	Dec-10	Dec-11	Dec-12
S&P 500	$100	$63	$80	$92	$94	$109
S&P Utilities	$100	$71	$79	$84	$101	$102
SJI	$100	$114	$113	$161	$178	$162

 Information required by this item is also found in Note 6 of the consolidated financial statements included under Item 8 of this report.

SJI has a stated goal of increasing its dividend by at least 6% to 7% annually.

In 2012, non-employee members of SJI's Board of Directors received an aggregate of 9,904 shares of restricted stock, valued at that time at $560,368, as part of their compensation for serving on the Board.

Issuer Purchases of Equity Securities - There were no purchases by SJI of its own common stock during the year ended December 31, 2012.

South Jersey Industries, Inc.
Part II

Item 6. Selected Financial Data

2012 HIGHLIGHTS
Five-Year Summary of Selected Financial Data
(In Thousands Where Applicable)

South Jersey Industries, Inc. and Subsidiaries
Year Ended December 31,

	2012		2011	2010	2009	2008

Operating Results:
Operating Revenues	$706,280		$828,560	$925,067	$845,444	$961,977

Operating Income	$109,898		$121,607	$116,492	$111,110	$153,509

Income from Continuing Operations	$92,776		$89,859	$67,285	$58,532	$77,178
Discontinued Operations - Net (1)	(1,168)		(568)	(633)	(427)	(247)

Net Income	$91,608		$89,291	$66,652	$58,105	$76,931

Total Assets	$2,631,440		$2,247,510	$2,076,615	$1,782,008	$1,793,427

Capitalization:
Equity	$736,214		$624,114	$570,097	$544,564	$516,448
Long-Term Debt	601,400		424,213	340,000	312,793	332,784

Total Capitalization	$1,337,614		$1,048,327	$910,097	$857,357	$849,232

Ratio of Operating Income to Fixed Charges (2)	5.1	x	5.4x	5.3x	5.9x	6.0x

Diluted Earnings Per Common Share (Based on Average Diluted Shares Outstanding):
Continuing Operations	$3.01		$2.99	$2.25	$1.96	$2.59
Discontinued Operations - Net (1)	(0.04)		(0.02)	(0.03)	(0.02)	(0.01)

Diluted Earnings Per Common Share	$2.97		$2.97	$2.22	$1.94	$2.58

Return on Average Equity (3)	13.6%		15.0%	12.1%	11.0%	15.5%

Share Data:
Number of Shareholders of Record	7.1		7.1	7.1	7.3	7.5
Average Common Shares	30,744		30,000	29,861	29,785	29,707
Common Shares Outstanding at Year End	31,653		30,212	29,873	29,796	29,729
Dividend Reinvestment Plan:
Number of Shareholders	4.8		4.4	4.9	5.1	5.1
Number of Participating Shares	2,462		2,193	2,682	2,072	2,102
Book Value at Year End	$23.26		$20.66	$19.08	$18.28	$17.33

South Jersey Industries, Inc.
Part II

Dividends Declared per Common Share	$1.65		$1.50	$1.36	$1.22	$1.11
Market Price at Year End	$50.33		$56.81	$52.82	$38.18	$39.85
Dividend Payout:
From Continuing Operations	54.7%		50.1%	60.1%	62.2%	42.6%
From Total Net Income	55.4%		50.4%	60.7%	62.7%	42.8%
Market-to-Book Ratio	2.2	x	2.7x	2.8x	2.1x	2.3x
Price Earnings Ratio (3)	16.7	x	19.0x	23.4x	19.5x	15.4x

Consolidated Economic Earnings (4)
Income from Continuing Operations	$92,776		$89,859	$67,285	$58,532	$77,178
Minus/Plus:
Unrealized Mark-to-Market Losses/(Gains) on Derivatives and Realized (Gains)/Losses on Inventory Injection Hedges	(865)		(2,876)	13,698	12,723	(9,302)
Unrealized Loss on Property, Plant and Equipment	1,402		—	—	—	—

Economic Earnings	$93,313		$86,983	$80,983	$71,255	$67,876

Earnings per Share from Continuing Operations	$3.01		$2.99	$2.25	$1.96	$2.59
Minus/Plus:
Unrealized Mark-to-Market Losses/(Gains) on Derivatives and Realized (Gains)/Losses on Inventory Injection Hedges	(0.03)		(0.10)	0.45	0.42	(0.32)
Unrealized Loss on Property, Plant and Equipment	0.05		—	—	—	—

Economic Earnings per Share	$3.03		$2.89	$2.70	$2.38	$2.27

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

OVERVIEW - South Jersey Industries, Inc. (SJI or the Company) is an energy services holding company that provides a variety of products and services through the following wholly owned subsidiaries:

South Jersey Gas Company (SJG)

SJG, a New Jersey corporation, is an operating public utility company engaged in the purchase, transmission and sale of natural gas for residential, commercial and industrial use. SJG also sells natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system and transports natural gas purchased directly from producers or suppliers to their customers. SJG contributed approximately 63.6% of SJI's net income on a consolidated basis in 2012.

SJG's service territory covers approximately 2,500 square miles in the southern part of New Jersey. It includes 112 municipalities throughout Atlantic, Cape May, Cumberland and Salem Counties and portions of Burlington, Camden and Gloucester Counties, with an estimated permanent population of 1.2 million. SJG benefits from its proximity to Philadelphia, PA and Wilmington, DE on the western side of its service territory and Atlantic City, NJ and the popular shore communities on the eastern side. Continuing expansion of SJG's infrastructure throughout its seven-county region has fueled annual customer growth and creates opportunities for future extension into areas not yet served by natural gas. In the past, economic growth in Atlantic City and the surrounding region has been primarily driven by new and proposed gaming and non-gaming investments that emphasize destination style attractions. While many of these new projects were suspended or postponed due to the current economic environment, a new entertainment resort opened to the public in April 2012 and the city continues to benefit from additional planned construction activity, most notably the expansion of other casinos, the construction of a new conference center and other non-gaming development. Combining with the gaming industry catalyst is the ongoing transition of southern New Jersey's oceanfront communities from seasonal resorts to year round economies. Building expansions in the medical, hospitality and education sectors throughout the service territory have contributed to SJG's growth. In 2012, SJG serves approximately 67% of households within its territory with natural gas. SJG also serves southern New Jersey's diversified industrial base that includes processors of petroleum and agricultural products; chemical, glass and consumer goods manufacturers; and high technology industrial parks.

As of December 31, 2012, SJG served 357,306 residential, commercial and industrial customers in southern New Jersey, compared with 351,304 customers at December 31, 2011.  No material part of SJG's business is dependent upon a single customer or a few customers. Gas sales, transportation and capacity release for 2012 amounted to 129.5 MMdts (million dekatherms), of which 55.8 MMdts were firm sales and transportation, 1.4MMdts were interruptible sales and transportation and 72.3 MMdts were off-system sales and capacity release. The breakdown of firm sales and transportation includes 37.4% residential, 18.5% commercial, 23.6% industrial, and 20.5% cogeneration and electric generation. At year-end 2012, SJG served 333,347 residential customers, 23,506 commercial customers and 453 industrial customers.  This includes 2012 net additions of 5,669 residential customers and 337 commercial customers.

SJG makes wholesale gas sales to gas marketers for resale and ultimate delivery to end users. These “off-system” sales are made possible through the issuance of the Federal Energy Regulatory Commission (FERC) Orders No. 547 and 636. Order No. 547 issued a blanket certificate of public convenience and necessity authorizing all parties, which are not interstate pipelines, to make FERC jurisdictional gas sales for resale at negotiated rates, while Order No. 636 allowed SJG to deliver gas at delivery points on the interstate pipeline system other than its own city gate stations and release excess pipeline capacity to third parties. During 2012, off-system sales amounted to 8.3 MMdts and capacity release amounted to 64.0 MMdts.

Supplies of natural gas available to SJG that are in excess of the quantity required by those customers who use gas as their sole source of fuel (firm customers) make possible the sale and transportation of gas on an interruptible basis to commercial and industrial customers whose equipment is capable of using natural gas or other fuels, such as fuel oil and propane. The term “interruptible” is used in the sense that deliveries of natural gas may be terminated by SJG at any time if this action is necessary to meet the needs of higher priority customers as described in SJG's tariffs. In 2012, usage by interruptible customers, excluding off-system customers amounted to 1.4 MMdts, approximately 1.0% of the total throughput.

South Jersey Industries, Inc.
Part II

South Jersey Energy Solutions, LLC

SJI established South Jersey Energy Solutions, LLC, (SJES) as a direct subsidiary for the purpose of serving as a holding company for all of SJI's non-utility businesses. The following businesses are wholly owned subsidiaries of SJES:

South Jersey Energy Company (SJE)

SJE provides services for the acquisition and transportation of natural gas and electricity for retail end users and markets total energy management services. As of December 31, 2012, SJE marketed natural gas and electricity to approximately 7,400 commercial and industrial customers. SJE no longer sells commodity in the residential markets. Most customers served by SJE are located within New Jersey, northwestern Pennsylvania and New England. In 2012, SJE contributed approximately 8.1% of SJI's net income on a consolidated basis.

Marina Energy LLC (Marina)

Marina develops and operates energy-related projects. Marina's largest wholly owned operating project provides cooling, heating and emergency power to the Borgata Hotel Casino & Spa in Atlantic City, NJ.  Marina also owns numerous solar generation projects and has a 50% equity interest in LVE Energy Partners, LLC (LVE) which has entered into a contract to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada.

Marina's other projects include a 50% equity interest in Energenic-US, LLC (Energenic). Energenic develops, owns and operates on-site energy projects such as thermal facilities, combined heat and power facilities, landfill gas-fired electric production facilities and  solar projects.  In 2012, Marina contributed approximately 30.2% of SJI's net income on a consolidated basis.

South Jersey Resources Group, LLC (SJRG)

SJRG markets natural gas storage, commodity and transportation assets on a wholesale basis. Customers include energy marketers, electric and gas utilities and natural gas producers. SJRG's marketing activities occur mainly in the mid-Atlantic, Appalachian and southern regions of the country.

SJRG also conducts price risk management activities by entering into a variety of physical and financial transactions including forward contracts, swap agreements, option contracts and futures contracts. In 2012, SJRG transacted 435.4 Bcf of natural gas. In 2012, SJRG incurred a loss which was approximately (1.4%) of SJI's net income on a consolidated basis.

South Jersey Energy Service Plus, LLC (SJESP)

SJESP services residential and small commercial HVAC systems, provides plumbing services, and services appliances under warranty via a subcontractor arrangement as well as on a time and materials basis. SJESP serves southern New Jersey where it is one of the largest local HVAC service company's with nearly 30 experienced, NATE certified technicians. SJESP sold the rights to renew the home appliance repair contracts to a provider of homeowner assistance services under an exclusive agreement that took effect in the third quarter of 2011. Under the terms of this agreement, SJESP received a fee for the sale of these rights. SJESP also receives a commission on all new and renewed service contracts and is paid a fee to service those warranty contracts. In 2012, SJESP incurred a loss which was less than (1%) of SJI's net income on a consolidated basis.

South Jersey Exploration, LLC (SJEX)

SJEX owns oil, gas and mineral rights in the Marcellus Shale region of Pennsylvania. SJEX was a wholly owned subsidiary of SJRG until November 2011, when it became a wholly owned subsidiary of SJES. SJEX remains part of SJI's wholesale energy operations. In 2012, SJEX contributed less than 1% of SJI's net income on a consolidated basis.

Other

SJI Services, LLC provides services such as information technology, human resources, corporate communications, materials purchasing and fleet management to SJI and its other subsidiaries.

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

Customer Growth - Southern New Jersey, our primary area of operations, has not been immune to the issues impacting the new housing market nationally. However, net customers for SJG still grew 1.7% for 2012 as SJG increased our focus on customer conversions.   In 2012, the 5,293 consumers converting their homes and businesses from other heating fuels, such as electric, propane or oil represented over 71.0% of the total new customer acquisitions for the year.  In comparison, conversions over the past five years averaged 3,708 annually.  Customers in our service territory typically base their decisions to convert on comparisons of fuel costs, environmental considerations and efficiencies.  As such, SJG began a comprehensive partnership with the State's Office of Clean Energy to educate consumers on energy efficiency and to promote the rebates and incentives available to natural gas users.

Regulatory Environment - SJG is primarily regulated by the New Jersey Board of Public Utilities (BPU). The BPU sets the rates that SJG charges its rate-regulated customers for services provided and establishes the terms of service under which SJG operates. SJG expects the BPU to continue to set rates and establish terms of service that will enable SJG to obtain a fair and reasonable return on capital invested. The BPU approved a Conservation Incentive Program (CIP) effective October 1, 2006, discussed in greater detail under "Results of Operations", that protects SJG's net income from reductions in gas used by residential, commercial and small industrial customers. In addition, in March 2011 and May 2012, the BPU approved extensions of the Capital Investment Recovery Tracker (CIRT II and CIRT III, respectively), allowing SJG to accelerate $95.3 million of capital spending into 2011 and 2012 from future periods.  Under CIRT II and CIRT III, SJG capitalizes a return on investments until they are recovered in rate base as utility plant in service.

Weather Conditions and Customer Usage Patterns - Usage patterns can be affected by a number of factors, such as wind, precipitation, temperature extremes and customer conservation. SJG's earnings are largely protected from fluctuations in temperatures by the CIP. The CIP has a stabilizing effect on utility earnings as SJG adjusts revenues when actual usage per customer experienced during an annual period varies from an established baseline usage per customer. Our nonutility retail marketing business is directly affected by weather conditions, as it does not have regulatory mechanisms that address weather volatility. The impact of different weather conditions on the earnings of our nonutility businesses is dependent on a range of different factors. Consequently, weather may impact the earnings of SJI's various subsidiaries in different, or even opposite, ways. Further, the profitability of individual subsidiaries may vary from year-to-year despite experiencing substantially similar weather conditions.

Changes in Natural Gas and Electricity Prices - The utility's gas costs are passed on directly to customers without any profit margin added by SJG. The price the utility charges its periodic customers is set annually, with a regulatory mechanism in place to make limited adjustments to that price during the course of a year. In the event that gas cost increases would justify customer price increases greater than those permitted under the regulatory mechanism, SJG can petition the BPU for an incremental rate increase. High prices can make it more difficult for SJG's customers to pay their bills and may result in elevated levels of bad-debt expense. Among our nonutility activities, the one most likely to be impacted by changes in natural gas prices is our wholesale gas marketing business. Wholesale gas marketing typically benefits from volatility in gas prices during different points in time. The actual price of the commodity does not typically have an impact on the performance of this business line.  Our ability to add and retain customers at our retail marketing business is affected by the relationship between the price that the utility charges customers for gas or electric and the cost available in the market at specific points in time.  However, retail marketing accounts for a very small portion of SJI's overall activities.

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

Labor and Benefit Costs - Labor and benefit costs have a significant impact on SJI's profitability. Benefit costs, especially those related to pension and health care, have risen in recent years. We sought to manage these costs by revising health care plans offered to existing employees, capping postretirement health care benefits, and changing health care and pension packages offered to new hires. We expect savings from these changes to gradually increase as new hires replace retiring employees. In an effort to accelerate the realization of those benefits, we offered a voluntary separation program at the beginning of 2010 to our unionized employees. Our workforce totaled approximately 700 employees at the end of 2012, of which approximately 320 of that total are unionized.

Balance Sheet Strength - Our goal is to maintain a strong balance sheet with an average annual equity-to-capitalization ratio of 50%. Our average equity-to-capitalization ratio was 44% as calculated for the four quarters of 2012 as compared with 48% in 2011. A strong balance sheet permits us to maintain the financial flexibility necessary to take advantage of growth opportunities and to address volatile economic and commodity markets while maintaining a low-to-moderate risk platform.

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

Regulatory Accounting - SJI's largest subsidiary, SJG, maintains its accounts according to the Uniform System of Accounts as prescribed by the BPU. As a result of the ratemaking process, SJG is required to follow Financial Accounting Standards Board (FASB) ASC Topic 980 - “Regulated Operations.”  SJG is required under Topic 980 to recognize the impact of regulatory decisions on its financial statements. SJG is required under its Basic Gas Supply Service (BGSS) clause to forecast its natural gas costs and customer consumption in setting its rates. Subject to BPU approval, SJG is able to recover or return the difference between gas cost recoveries and the actual costs of gas through a BGSS charge to customers. SJG records any over/under recoveries as a regulatory asset or liability on the consolidated balance sheets and reflects them in the BGSS charge to customers in subsequent years. SJG also enters into derivatives that are used to hedge natural gas purchases. The offset to the resulting derivative assets or liabilities is also recorded as a regulatory asset or liability on the consolidated balance sheets. See additional detailed discussions on Rates and Regulatory Actions in Note 10 to the consolidated financial statements.

Derivatives - SJI recognizes assets or liabilities for contracts that qualify as derivatives that are entered into by its subsidiaries when contracts are executed. We record contracts at their fair value in accordance with FASB ASC Topic 815 - “Derivatives and Hedging.”  We record changes in the fair value of the effective portion of derivatives qualifying as cash flow hedges, net of tax, in Accumulated Other Comprehensive Loss and recognize such changes in the income statement when the hedged item affects earnings. Changes in the fair value of derivatives not designated as hedges are recorded in earnings in the current period. Currently we do not designate energy-related derivative instruments as cash flow hedges. Beginning in July 2012, hedge accounting was discontinued for the remaining interest rate derivatives. As a result, unrealized gains and losses on these derivatives, that were previously included in Accumulated Other Comprehensive Loss on the consolidated balance sheets, are being reclassified into earnings over the remaining life of the derivative.

South Jersey Industries, Inc.
Part II

Certain derivatives that result in the physical delivery of the commodity may meet the criteria to be accounted for as normal purchases and normal sales, if so designated, in which case the contract is not marked-to-market, but rather is accounted for when the commodity is delivered. Due to the application of regulatory accounting principles generally accepted in the United States of America (GAAP), derivatives related to SJG's gas purchases that are marked-to-market are recorded through the BGSS.  SJG periodically enters into financial derivatives to hedge against forward price risk. These derivatives are recorded at fair value with an offset to regulatory assets and liabilities through SJG's BGSS, subject to BPU approval (See Notes 10 and 11 to the consolidated financial statements).

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

Significant Unobservable Inputs - Management uses the discounted cash flow model to value Level 3 physical and financial forwards, which calculates fair values based on forward market prices, original transaction prices, volumes, risk-free rate of return and credit spreads. Inputs to the valuation model are reviewed and revised as needed, based on historical information, updated market data, market liquidity and relationships, and changes in third party pricing sources. The validity of the fair values and changes in these values from period to period are examined and qualified against historical expectations by the risk management function. If any discrepancies are identified during this process, the fair values or the market pricing information is evaluated further and adjusted, if necessary.

Level 3 valuation methods for natural gas derivative contracts include utilizing another location in close proximity adjusted for certain pipeline charges to derive a basis value. The significant unobservable inputs used in the fair value measurement of certain natural gas contracts consist of forward prices developed based on industry standard methodologies. Significant increases (decreases) in these forward prices for purchases of natural gas would result in a directionally similar impact to the fair value measurement and for sales of natural gas would result in a directionally opposite impact to the fair value measurement. Level 3 valuation methods for electric represent the value of the contract marked to the forward wholesale curve, as provided by daily exchange quotes for delivered electricity. The significant unobservable inputs used in the fair value measurement of electric contracts consist of fixed contracted electrical load profiles; therefore no change in unobservable inputs would occur. The forward wholesale curve is updated daily. Management reviews and corroborates the price quotations to ensure the prices are observable which includes consideration of actual transaction volumes, market delivery points, bid-ask spreads and contract duration.

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

South Jersey Industries, Inc.
Part II

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

The combination of slowing equity markets and lower discount rates in 2011, which were used in determining plan costs in 2012, increased the cost of providing such plans in 2012. SJI took measures to manage this increase by making a $25.0 million pension plan contribution in January 2012; as such, the resulting financial impact on the company was not significant. Discount rates continued to decline in 2012 and are the primary cost driver used in determining plan costs in 2013. However, improvements in the equity markets during 2012 and a $12.7 million pension plan contribution in January 2013, are expected to offset the negative impact of declining discount rates. As such, the resulting financial impact on the Company is not expected to be significant in 2013.

Additional information regarding investment returns and assumptions can be found in Pension and Other Postretirement Benefits in Note 12 to the consolidated financial statements.

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

We recognize revenues related to SJESP's appliance service contracts on a monthly basis as work is completed or commissions are earned. Revenues related to services provided on a time and materials basis are recognized on a monthly basis as the services are provided.

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

South Jersey Industries, Inc.
Part II

RATES AND REGULATION - As a public utility, SJG is subject to regulation by the BPU. Additionally, the Natural Gas Policy Act, which was enacted in November 1978, contains provisions for Federal regulation of certain aspects of SJG's business. SJG is affected by Federal regulation with respect to transportation and pricing policies applicable to pipeline capacity from Transcontinental Gas Pipeline Corporation (SJG's major supplier), Columbia Gas Transmission Corporation and Dominion Transmission, Inc., since such services are provided under rates and terms established under the jurisdiction of the FERC. SJG's retail sales are made under rate schedules within a tariff filed with, and subject to the jurisdiction of, the BPU. These rate schedules provide primarily for either block rates or demand/commodity rate structures. SJG's primary rate mechanisms include base rates, the Basic Gas Supply Service Clause, Capital Investment Recovery Tracker, Energy Efficiency Tracker and the Conservation Incentive Program.

In September 2010, the BPU granted SJG a base rate increase of $42.1 million, which was predicated in part upon an 8.21% rate of return on rate base that included a 10.3% return on common equity.  The $42.1 million includes $16.6 million of revenue previously recovered through the CIP and $6.8 million of revenues previously recovered through the CIRT, resulting in incremental revenue of $18.7 million.  SJG was permitted to recover regulatory assets contained in its petition and is allowed to defer certain federally mandated pipeline integrity management program costs for recovery in its next base rate case.  In addition, annual depreciation expense will be reduced by $1.2 million as a result of the amortization of excess cost of removal recoveries.  The BPU also authorized a Phase II of the base rate proceeding to address the recovery of investment in CIRT not rolled into rate base in this case.

In April 2009, the BPU approved the Capital Investment Recovery Tracker (CIRT) an accelerated infrastructure investment program and an associated rate tracker, which allowed SJG to accelerate $103.0 million of capital spending into 2009 and 2010.  The BPU authorized Phase II of its rate case proceeding to address the recovery of investments in CIRT not rolled into rate base in its September 2010 rate case settlement. The CIRT allows SJG to earn a return of, and return on, investment as the capital is spent. In March 2011, the BPU approved an extension of the Capital Investment Recovery Tracker (CIRT II) allowing SJG to accelerate $60.3 million of capital spending into 2011 and 2012. In May 2012, the BPU approved a modification and extension of CIRT II and CIRT III allowing SJG to accelerate an incremental $35.0 million of capital spending through December 2012. Under CIRT II and CIRT III, SJG capitalizes a return on investments until they are recovered in rate base as utility plant in service.

The Conservation Incentive Program (CIP) is a BPU approved pilot program that is designed to eliminate the link between SJG profits and the quantity of natural gas SJG sells, and to foster conservation efforts. With the CIP, SJG's profits are tied to the number of customers served and how efficiently SJG serves them, thus allowing SJG to focus on encouraging conservation and energy efficiency among its customers without negatively impacting net income.  The CIP tracking mechanism adjusts earnings based on weather, and also adjusts SJG's earnings when actual usage per customer experienced during an annual period varies from an established baseline usage per customer.  In January 2010, the BPU approved an extension of the CIP through September 2013.  Under the terms of this settlement, the CIP may be extended for a one year period in the absence of a Board order taking any affirmative action to the contrary with regard to the pilot program.

Utility earnings are recognized during current periods based upon the application of the CIP. The cash impact of variations in customer usage will result in cash being collected from, or returned to, customers during the subsequent CIP year, which runs from October 1 to September 30.

The effects of the CIP on SJG's net income for the last three years and the associated weather comparisons were as follows ($'s in millions):

	2012	2011	2010
Net Income Benefit:
CIP - Weather Related	$9.4	$5.6	$1.1
CIP - Usage Related	5.8	2.2	5.5
Total Net Income Benefit	$15.2	$7.8	$6.6

Weather Compared to 20-Year Average	17.7% warmer	10.0% warmer	2.2% warmer
Weather Compared to Prior Year	8.6% warmer	7.8% warmer	0.1% warmer

South Jersey Industries, Inc.
Part II

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

COMPETITION - SJG's franchises are non-exclusive. Currently, no other utility provides retail gas distribution services within SJG's territory. SJG does not expect any other utilities to do so in the foreseeable future because of the extensive investment required for utility plant and related costs. SJG competes with oil, propane and electricity suppliers for residential, commercial and industrial users, with alternative fuel source providers (wind, solar and fuel cells) based upon price, convenience and environmental factors, and with other marketers/brokers in the selling of wholesale natural gas services. The market for natural gas commodity sales is subject to competition due to deregulation. SJG's competitive position was enhanced while maintaining margins by using an unbundled tariff. This tariff allows full cost-of-service recovery when transporting gas for SJG's customers. Under this tariff, SJG profits from transporting, rather than selling, the commodity. SJG's residential, commercial and industrial customers can choose their supplier, while SJG recovers the cost of service through transportation service (See Customer Choice Legislation below).

SJRG competes in the wholesale natural gas market against a wide array of competitors on a cost competitive, term of service, and reliability basis. SJRG has been a reliable energy provider in this arena for 17 years. There has been significant consolidation of energy wholesale operations and large financial institutions have also entered the marketplace. We expect this trend to continue in the near term, which could result in downward pressure on the margins available.

Marina competes with other companies that develop and operate on-site energy production. Marina also faces competition from customers' preferences for alternative technologies for energy production, as well as those customers that address their energy needs internally.

SJE competes with utilities and other third-party marketers to sell the unregulated natural gas and electricity commodity to customers. Marketers compete largely on price, which is driven by the commodity market. While the utilities are typically indifferent as to where customers get their gas or electricity, the price they set for the commodity they sell creates competition for SJE. Based on its market share, SJE is one of the largest marketers of natural gas in southern New Jersey as of December 31, 2012. In addition, similar to SJG, SJE faces competition from other energy products.

SJESP competes primarily with smaller, local contractors in southern New Jersey that service residential and commercial HVAC systems and provide major appliance repair and plumbing services. These contractors typically only serve their local communities and do not serve the entire southern part of New Jersey.

CUSTOMER CHOICE LEGISLATION - All residential natural gas customers in New Jersey can choose their natural gas commodity supplier under the terms of the “Electric Discount and Energy Competition Act of 1999." This bill created the framework and necessary time schedules for the restructuring of the state's electric and natural gas utilities. The Act established unbundling, where redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. It also established time frames for instituting competitive services for customer account functions and for determining whether basic gas supply services should become competitive. Customers purchasing natural gas from a provider other than the local utility (the “marketer”) are charged for the gas costs by the marketer and charged for the transportation costs by the utility. The total number of customers in SJG's service territory purchasing natural gas from a marketer averaged 39,398, 37,829, and 30,152 during 2012, 2011 and 2010, respectively.

RESULTS OF OPERATIONS:

SJI operates in several different reportable operating segments. Gas Utility Operations (SJG) consists primarily of natural gas distribution to residential, commercial and industrial customers. Wholesale Energy Operations include the activities of SJRG and SJEX. SJE is involved in both retail gas and retail electric activities. Retail Gas and Other Operations include natural gas acquisition and transportation service business lines. Retail Electric Operations consist of electricity acquisition and transportation to commercial and industrial customers. On-Site Energy Production consists of Marina's thermal energy facility and other energy-related projects. Appliance Service Operations includes SJESP's servicing of appliances under warranty via a subcontractor arrangement as well as on a time and materials basis.  The Retail Energy Operations caption includes Retail Gas and Other, Retail Electric, On-Site Energy Production and Appliance Service Operations.

Net Income attributable to SJI for 2012 increased $2.3 million, or 2.6%, to $91.6 million compared to 2011 primarily as a result of the following:

•
The income contribution from Marina increased $6.0 million to $27.6 million due primarily to the impact of the investment tax credit available on renewable energy facilities as compared to the prior year.

•
The income contribution from SJE increased $5.5 million to $7.4 million due primarily to the change in unrealized gains and losses on forward financial contracts used to mitigate electric price risk as discussed in Operating Revenues - Nonutility below, partially offset by the expiration of a significant electric sales contract with a group of school boards.

•	The income contribution from SJG increased $5.4 million to $58.2 million due primarily to an increase in CIRT-related earnings along with an increase in residential customers.

•
The income contribution from SJRG decreased $11.3 million to a net loss of $1.3 million due primarily to the change in unrealized gains and losses on derivatives used by SJRG to mitigate natural gas commodity price risk, as discussed below.

•
The income contribution from SJESP decreased $2.3 million to a net loss of less than $0.1 million due primarily to proceeds received in 2011 from a provider of homeowner assistance services in accordance with an agreement with the Company that gives them the exclusive right to renew the home appliance repair contracts at SJESP.

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

South Jersey Industries, Inc.
Part II

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

The types of transactions that cause the most significant volatility in operating results are as follows:

•
SJRG purchases and holds natural gas in storage to earn a profit margin from its ultimate sale in the future. SJRG uses derivatives to mitigate commodity price risk in order to substantially lock-in the profit margin that will ultimately be realized. However, gas stored in inventory is accounted for at the lower of average cost or market; the derivatives used to reduce the risk associated with a change in the value of the inventory are accounted for at fair value, with changes in fair value recorded in operating results in the period of change. As a result, earnings are subject to volatility as the market price of derivatives change, even when the underlying hedged value of the inventory is unchanged. Additional volatility in earnings is created when realized gains and losses on derivatives used to mitigate commodity price risk on expected future purchases of gas in storage are recognized in earnings when the derivatives settle but the cost of the related gas in storage is not recognized in earnings until the period of withdrawal. This volatility can be significant from period to period. Over time, gains or losses on the sale of gas in storage will be offset by losses or gains on the derivatives, resulting in the realization of the profit margin expected when the transactions were initiated.

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

South Jersey Industries, Inc.
Part II

Economic Earnings for 2012 increased $6.3 million, or 7.3%, to $93.3 million compared to 2011 primarily as a result of the following:

•
The income contribution from Marina increased $6.1 million to $28.1 million due primarily to the impact of the investment tax credit available on renewable energy facilities as compared to the prior year.

•	The income contribution from SJG increased $5.4 million to $58.2 million due primarily to an increase in CIRT-related earnings along with an increase in residential customers.

•
The income contribution from SJESP decreased $2.3 million to a net loss of less than $0.1 million due primarily to proceeds received in 2011 from a provider of homeowner assistance services in accordance with an agreement with the Company that gives them the exclusive right to renew the home appliance repair contracts at SJESP.

•	The income contribution from SJE decreased $2.2 million to $1.6 million due primarily to the expiration of a significant electric sales contract with a group of school boards.

Economic Earnings for 2011 increased $6.0 million, or 7.4%, to $87.0 million compared to 2010 primarily as a result of the following:

•	The income contribution from Marina increased $10.9 million to $22.0 million due primarily to the impact of the investment tax credit available on renewable energy facilities.

•	The income contribution from SJG increased $9.0 million to $52.9 million due primarily to the settlement of the base rate case in September 2010.

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

South Jersey Industries, Inc.
Part II

The following table presents a reconciliation of our income from continuing operations and earnings per share from continuing operations to Economic Earnings and Economic Earnings per share (in thousands except per share data):

	2012	2011	2010

Income from Continuing Operations	$92,776	$89,859	$67,285
Minus/Plus:
Unrealized Mark-to-Market Losses/(Gains) on Derivatives	(854)	(2,815)	15,068
Realized (Gains)/Losses on Inventory Injection Hedges	(11)	(61)	(1,370)
Unrealized Loss on Property, Plant and Equipment	1,402	—	—

Economic Earnings	$93,313	$86,983	$80,983

Earnings per Share from Continuing Operations	$3.01	$2.99	$2.25
Minus/Plus:
Unrealized Mark-to-Market Losses/(Gains) on Derivatives	(0.03)	(0.10)	0.50
Realized (Gains)/Losses on Inventory Injection Hedges	—	—	(0.05)
Unrealized Loss on Property, Plant and Equipment	0.05	—	—

Economic Earnings per Share	$3.03	$2.89	$2.70

Non-Utility Income from Continuing Operations	$34,535	$36,970	$23,361
Minus/Plus:
Unrealized Mark-to-Market Losses/(Gains) on Derivatives	(854)	(2,815)	15,068
Realized (Gains)/Losses on Inventory Injection Hedges	(11)	(61)	(1,370)
Unrealized Loss on Property, Plant and Equipment	$1,402	$—	$—

Non-Utility Economic Earnings	$35,072	$34,094	$37,059

Wholesale Energy Income from Continuing Operations	$(1,210)	$10,960	$4,447
Minus/Plus:
Unrealized Mark-to-Market Losses/(Gains) on Derivatives	5,900	(5,078)	18,141
Realized (Gains)/Losses on Inventory Injection Hedges	(11)	(61)	(1,370)

Wholesale Energy Economic Earnings	$4,679	$5,821	$21,218

Retail Energy Income from Continuing Operations	$35,745	$26,010	$18,914
Minus/Plus:
Unrealized Mark-to-Market Losses/(Gains) on Derivatives	(6,754)	2,263	(3,073)
Unrealized Loss on Property, Plant and Equipment	1,402	—	—

Retail Energy Economic Earnings	$30,393	$28,273	$15,841

South Jersey Industries, Inc.
Part II

The effect of derivative instruments not designated as hedging instruments under GAAP in the consolidated statements of income (see Note 16 to the consolidated financial statements) is as follows (gains (losses) in thousands):

	2012	2011	2010
(Losses) gains on energy related commodity contracts	$(193)	$5,377	$(22,624)
Gains (losses) on interest rate contracts	660	(149)	(641)
Total before income taxes	467	5,228	(23,265)
Income taxes (A)	(191)	(2,143)	9,539
Total after income taxes	276	3,085	(13,726)
Unrealized mark-to-market gains (losses) on derivatives held by affiliated companies, net of tax (A)	578	(270)	(1,342)
Total unrealized mark-to-market gains (losses) on derivatives	854	2,815	(15,068)
Realized gains (losses) on inventory injection hedges, net of tax (A)	11	61	1,370
Unrealized Loss on Property, Plant and Equipment	(1,402)	—	—
Total reconciling items between income from continuing operations and economic earnings	$(537)	$2,876	$(13,698)

(A) Determined using a combined statutory tax rate of 41%

South Jersey Industries, Inc.
Part II

Throughput-Utility - The following table summarizes the composition of select gas utility data for the three years ended December 31 (in thousands, except for customer and degree day data):

	December 31, 2012		December 31, 2011		December 31, 2010
Utility Throughput - dth:
Firm Sales -
Residential	18,586	14%	20,332	16%	22,962	21%
Commercial	4,733	4%	5,426	4%	5,884	5%
Industrial	258	1%	319	—	292	—
Cogeneration and electric generation	1,598	1%	1,618	2%	1,167	1%
Firm Transportation -
Residential	2,335	2%	2,382	2%	2,136	2%
Commercial	5,587	4%	5,715	4%	6,043	6%
Industrial	12,892	10%	13,024	10%	12,625	11%
Cogeneration and electric generation	9,816	8%	6,110	5%	5,500	5%
Total Firm Throughput	55,805	44%	54,926	43%	56,609	51%

Interruptible Sales	2	—	13	—	52	—
Interruptible Transportation	1,361	1%	1,769	2%	1,842	2%
Off-System	8,318	6%	8,009	6%	6,034	5%
Capacity Release	63,998	49%	63,413	49%	46,278	42%

Total Throughput - Utility	129,484	100%	128,130	100%	110,815	100%

Utility Operating Revenues:
Firm Sales-
Residential	$248,547	59%	$232,457	56%	$302,824	64%
Commercial	53,726	13%	58,122	14%	67,967	14%
Industrial	2,872	—	3,991	2%	3,573	1%
Cogeneration and electric generation	6,562	2%	9,469	2%	7,774	2%
Firm Transportation -
Residential	16,388	4%	15,161	4%	11,908	2%
Commercial	24,217	6%	22,500	5%	21,989	5%
Industrial	21,637	5%	18,827	5%	16,613	3%
Cogeneration and electric generation	7,555	2%	3,742	1%	4,598	1%
Total Firm Revenues	381,504	91%	364,269	89%	437,246	92%

Interruptible Sales	52	—	230	—	770	—
Interruptible Transportation	1,546	—	1,727	—	1,842	—
Off-System	30,249	7%	37,413	9%	30,757	7%
Capacity Release	7,322	2%	7,534	2%	4,156	1%
Other	1,201	—	1,276	—	1,211	—
	421,874	100%	412,449	100%	475,982	100%
Less:
Intercompany Sales	1,056		6,707		6,575
Total Utility Operating Revenue	420,818		405,742		469,407

Less:
Cost of sales	187,655		181,158		259,807

South Jersey Industries, Inc.
Part II

Conservation recoveries *	9,019		7,159		6,910
Remediation Adjustment Clause recoveries *	7,823		6,579		6,863
Energy Efficiency Tracker (EET) recoveries*	3,350		2,499		1,433
Revenue taxes	5,974		8,022		8,607
Utility Margin	$206,997		$200,325		$185,787
Margin:
Residential	$118,015	57%	$124,882	62%	$115,697	62%
Commercial and industrial	51,048	25%	52,356	26%	44,705	24%
Cogeneration and electric generation	5,062	2%	3,235	2%	2,957	2%
Interruptible	83	—	136	—	177	—
Off-system & capacity release	2,044	1%	1,829	1%	1,258	1%
Other revenues	1,602	1%	1,576	1%	2,158	1%
Margin before incentive mechanisms	177,854	86%	184,014	92%	166,952	90%
CIRT mechanism	3,031	2%	2,655	1%	7,523	4%
CIP mechanism	25,672	12%	13,270	7%	11,139	6%
EET mechanism	440	—	386	—	173	—

Utility Margin	$206,997	100%	$200,325	100%	$185,787	100%
Number of Customers at Year End:
Residential	333,347	93%	327,678	93%	324,246	93%
Commercial	23,506	7%	23,169	7%	23,010	7%
Industrial	453	—	457	—	469	—

Total Customers	357,306	100%	351,304	100%	347,725	100%

Annual Degree Days:	3,862		4,226		4,582

* Represents expenses for which there is a corresponding credit in operating revenues. Therefore, such recoveries have no impact on our financial results.

Throughput - Utility - Total gas throughput increased 1.4 MMdts, or 1.1%, from 2011 to 2012. This increase is due to higher electric generation transportation throughput, which increased 3.7 MMdts, or 60.7%, as a result of the excessive heat during the summer months of 2012. As the third quarter of 2012 was one of the warmest on record in the region, higher electric consumption for air conditioning drove the demand for greater natural gas consumption by the region's electric producers. Partially offsetting this increase in throughput was lower consumption by residential and commercial customers. Residential and commercial firm sales decreased 1.7 MMdts and 0.7 MMdts, respectively, as a result of weather that was 8.6% warmer in 2012, compared with 2011.

Total gas throughput increased 17.3 MMdts, or 15.6%, from 2010 to 2011. This increase was realized primarily in the Capacity Release markets. Capacity Release increased 17.1 MMdts during 2011, as compared with 2010, as a result of increased opportunity for such sales. Additional capacity became available during the latter part of 2010 as capacity previously transferred out of SJG under the provisions of the Conservation Incentive Program (CIP) was returned to the utility. Firm throughput decreased 1.7 MMdts, or 3.0%, during 2011, compared with 2010, as a result of 7.8% warmer weather, partially offset by customer growth. SJG added 3,579 customers over the twelve month period ended December 31, 2011, which represents a growth rate of 1.0%.

South Jersey Industries, Inc.
Part II

Operating Revenues - Utility 2012 vs. 2011 - Revenues increased $15.1 million, or 3.7%, during 2012 compared with 2011 after eliminating intercompany transactions. Firm sales revenue increased $17.2 million, or 4.7%, during 2012 versus 2011, primarily as a result of two customer refunds in 2011, which reduced prior year revenue by $39.8 million (See Note 10 to the consolidated financial statements). There were no such refunds during 2012. In 2012, firm sales revenue was significantly impacted by weather that was 8.6% warmer than last year and lower natural gas costs. As a result, the change in revenue caused by the 2011 refunds was substantially offset by the impact of warm weather and lower gas costs on revenues during 2012. The average cost of natural gas purchased during 2012 was $4.56 per dt, representing an 23.2% decrease relative to the average cost of $5.94 per dt during 2011.

As previously stated under "Throughput-Utility," record warm weather during the summer season resulted in increased sales to area electric producers. This resulted in a $3.8 million increase in cogeneration and electric generation transportation revenue over 2011.

Off-System Sales (OSS) revenue decreased $7.2 million, or 19.1%, despite throughput that was relatively consistent from 2011 to 2012. The decrease was primarily due to lower natural gas prices in 2012. As can be seen in the table above, this reduction in revenue had no adverse impact on SJG's margin in 2012.

Operating Revenues - Utility 2011 vs. 2010 - Revenues decreased $63.7 million, or 13.6%, during 2011 compared with 2010 after eliminating intercompany transactions.  Firm sales revenue decreased $73.0 million, or 16.7%, during 2011 versus 2010, as the result of lower natural gas costs, which precipitated two customer refunds in 2011 totaling $39.8 million, exclusive of sales tax which does not impact utility revenues. The average cost of natural gas purchased during 2011 was $5.94 per dt, representing an 11.3% decrease relative to the average cost of $6.70 per dt during 2010.

While changes in gas costs and BGSS recoveries may fluctuate from period to period, SJG does not profit from the sale of the commodity. Therefore, corresponding fluctuation in Operating Revenue-Utility or Cost of Sales-Utility have no impact on Company profitability, as further discussed under "Margin-Utility."

Warmer weather during 2011, primarily during the fourth quarter, also contributed to lower revenue. Weather was 7.8% warmer than 2010 and 10.0% warmer than normal.

Partially offsetting the negative impact of lower natural gas costs and warm weather on firm sales revenues was the impact of adding approximately 3,600 customers during 2011, representing 1% growth.

Off-system sales (OSS) revenue and capacity release revenue increased $6.7 million and $3.4 million, respectively, during 2011 vs. 2010, as both sales and capacity release volumetric throughput increased. As previously stated under "Throughput-Utility," this was made possible when additional capacity became available during the latter part of 2010, as capacity previously transferred out of SJG under the CIP was returned to SJG. As reflected in the Margin table above, the impact of the higher OSS and capacity release activity during 2011 did not have a material impact on the earnings of the Company, as SJG is required to share 85% of the profits of such activity with the ratepayers.

Operating Revenues - Nonutility 2012 vs. 2011 - Combined revenues for SJI's nonutility businesses, net of intercompany transactions, decreased $137.4 million, or 32.5%, in 2012, compared with 2011.

SJE's revenues from retail gas operations, net of intercompany transactions, decreased by $19.9 million, or 19.9%, in 2012, compared with 2011. Excluding the impact of the net change in unrealized gains/losses recorded on forward financial contracts of $(0.8) million due to price volatility, revenues decreased $20.7 million, or 20.7%. This decrease was due to a 31.0% decrease in the average monthly NYMEX settle price, along with the impact of SJE exiting the residential market in October of 2011 and significantly warmer weather experienced during 2012.  SJE's residential contracts were at higher fixed prices reflective of market conditions from three years ago when the expired program was established. The majority of SJE's other natural gas customer contracts are market-priced. These decreases are partially offset by a 9.4% increase in overall volumes due to the purchase of a retail gas marketing book in central Pennsylvania that added over 350 commercial and small industrial customers in the third quarter of 2012.

As of December 31, SJE was serving the following number of retail gas customers:

	2012	2011
Commercial & Large Volume	2,174	1,662

South Jersey Industries, Inc.
Part II

Sales volumes for the comparative period were as follows (in dekatherms):

	2012	2011
Residential	—	407,808
Commercial & Large Volume	20,475,114	18,252,903

Market conditions continue to make it difficult to be competitive with the pricing of the utility in the residential and small commercial markets. We continue to focus our marketing efforts on the pursuit of non-heat-sensitive commercial customers in an effort to mitigate price volatility and weather risk.

SJE's revenues from retail electric operations, net of intercompany transactions, decreased $61.1 million, or 30.6%, in 2012, compared with 2011. Excluding the impact of the net change in unrealized gains/losses recorded on forward financial contracts due to price volatility of $(12.2) million, revenues decreased $73.3 million or 36.2%.  A summary of SJE's retail electric revenue is as follows (in millions):

	2012	2011	Change

SJE Retail Electric Revenue	$138.3	$199.4	$(61.1)

Add: Unrealized Losses (Subtract: Unrealized Gains)	(9.1)	3.1	(12.2)

SJE Retail Electric Revenue, Excluding Unrealized Losses (Gains)	$129.2	$202.5	$(73.3)

This decrease was mainly due to a 19.6% decrease in average monthly sales price which was driven by lower-priced fixed price contracts and lower Locational Marginal Price (LMP) per megawatt hour in 2012 compared with 2011. Volumes also decreased 21.9% for the comparative period mainly due to a significant school board contract that expired in the second quarter of 2012. SJE uses forward financial contracts to mitigate commodity price risk on fixed price electric contracts. In accordance with GAAP, the forward financial contracts are recorded at fair value, with changes in fair value recorded in earnings in the period of change. Some of the related customer contracts are not considered derivatives and therefore are not recorded in earnings until electricity is delivered. As a result, earnings are subject to volatility as the market price for the forward financial contracts change, even when the underlying hedged value of the contract is unchanged. Over time, gains or losses on the sale of the fixed price electricity under contract will be offset by losses or gains on the forward financial contracts, resulting in the realization of the profit margin expected when the transactions were initiated. SJE serves both fixed and market-priced customers.

SJRG's revenues from wholesale energy operations, net of intercompany transactions, decreased $50.8 million, or 75.2%, in 2012, compared with 2011. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $18.6 million and adjusting for the net change in realized gains and losses on all hedges attributed to inventory injection transactions of $0.1 million to align them with the related cost of inventory in the period of withdrawal, SJRG's revenues decreased $32.1 million. A summary of SJRG's revenue is as follows (in millions):

	2012	2011	Change

SJRG Revenue	$17.2	$68.0	$(50.8)

Add: Unrealized Losses (Subtract: Unrealized Gains)	10.0	(8.6)	18.6
Add: Realized Losses (Subtract: Realized Gains) on Inventory Injection Hedges	—	(0.1)	0.1

SJRG Revenue, Excluding Unrealized Losses (Gains) and Realized Losses (Gains) on Inventory Injection Hedges	$27.2	$59.3	$(32.1)

South Jersey Industries, Inc.
Part II

This decrease in revenues is mainly due to a 71.6% decrease in sales of storage volumes, which are shown gross in the statement of operations, along with a 31.0% decrease in the average monthly NYMEX settle price. As discussed in Note 16 to the consolidated financial statements, revenues and expenses related to the energy trading activities of SJRG are presented on a net basis in Operating Revenues - Nonutility.

Revenues from on-site energy production at Marina, net of intercompany transactions, decreased $1.6 million, or 4.2%, in 2012 compared with 2011, due mainly to lower sales rates for chilled and hot water production at the thermal facility which were driven by lower underlying commodity rates and an asset sale that resulted in the termination of a large customer contract in August 2011. These decreases were partially offset by revenues from several new renewable energy projects that began operations in 2011 and 2012.

Revenues from appliance service operations at SJESP decreased $3.4 million, or 20.0%, in 2012, compared with 2011, due mainly to a decrease in customer warranty contract sales. SJESP sold the rights to renew the home appliance repair contracts to a provider of homeowner assistance services under an exclusive agreement that took effect in the third quarter of 2011. Under the terms of this agreement, SJESP received a fee for the sale of these rights (See Other Income and Expense). SJESP also receives a commission for all new and renewed service contracts and is paid a fee to service those warranty contracts.

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

South Jersey Industries, Inc.
Part II

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

Total margin in 2012 increased $6.7 million, or 3.3%, from 2011 primarily due to customer additions and increased margins from cogeneration and electric generation due to the warmer temperatures noted above. SJG added 6,002 customers during 2012 representing growth of 1.7% over the prior year and a corresponding increase in margin.

The CIP protected $25.7 million of pre-tax margin in 2012 that would have been lost due to lower customer usage, compared to $13.3 million in 2011.  Of these amounts, $15.8 million and $9.6 million were related to weather variations and $9.9 million and $3.7 million were related to other customer usage variations in 2012 and 2011, respectively.

Total margin in 2011 increased $14.5 million, or 7.8%, from 2010 primarily due to a full year of the rate case settlement discussed above under “Rates and Regulation,” customer additions and increased firm industrial customer usage. Approximately $6.8 million of revenues previously recovered through the CIRT were moved into base rates beginning in September 2010, see additional discussion in Note 10 to the consolidated financial statements.

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

For 2012, combined gross margins for the nonutility businesses, net of intercompany transactions, decreased $3.7 million to $55.3 million compared with 2011. This decrease is primarily due to the following:

•
Gross margin from the wholesale energy operations of SJRG decreased $17.0 million in 2012 compared with 2011. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $18.6 million and adjusting for the net change in realized gains and losses on all hedges attributed to inventory injection transactions of $0.1 million as discussed above, gross margin for SJRG increased $1.7 million. This increase is due mainly to strong margins from acquired capacity and optimization in 2012 compared to losses on transportation contracts in 2011 that occurred due to temporary take-away constraints. These increases are partially offset by the treatment of the costs attributable to injections of gas into storage, which are included in the carrying value of gas in storage when injections are made. SJRG has not injected significant amounts of gas into storage during 2012, and as a result, these costs have been expensed as incurred.

SJRG expects to continue to add incremental margin from marketing and related opportunities in the Marcellus region, capitalizing on its established presence in the area.  Future margins could fluctuate significantly due to the volatile nature of wholesale gas prices. As of December 31, 2012, SJRG had 9.3 Bcf of storage and 530,701 dts/day of transportation under contract.

•
Gross margin from the appliance service operations at SJESP decreased $0.8 million in 2012 compared with 2011 mainly due to lower customer warranty contract sales (See Operating Revenues - Nonutility).  Gross margin as a percentage of Operating Revenues increased 2.1 percentage points in 2012 compared with 2011 mainly due to the significant decline in personnel costs that resulted from an initiative to right-size our workforce.

•
Gross margin from SJE's retail electric operations increased $11.7 million in 2012, compared with 2011. Excluding the impact of the net change in unrealized gains/losses recorded on forward financial contracts due to price volatility of $(12.2) million as discussed above, gross margin decreased $0.5 million in 2012 compared with 2011 mainly due to a significant school board contract that expired in the second quarter of 2012 (See Operating Revenues - Nonutility). Excluding the impact of the unrealized gains/losses discussed above, gross margin as a percentage of Operating Revenues increased 1.9 percentage points in 2012 compared with 2011 mainly due to lower capacity, transmission and network service costs and the addition of numerous higher-margin customers over the past twelve months, which was partially offset by the expiration of the school board contract.

•
Gross margin from on-site energy production at Marina increased $2.7 million in 2012 compared with 2011. Gross margin as a percentage of Operating Revenues increased 12.1 percentage points. This was due mainly to the impact of several solar projects coming on line in 2012, which was partially offset by an asset sale that resulted in the termination of a customer contract in 2011. Solar projects typically produce higher margins as compared to the margins produced by the terminated contract.

South Jersey Industries, Inc.
Part II

•
Gross margin from SJE's retail gas and other operations remained relatively unchanged in 2012, compared with 2011. Excluding the impact of the net change in unrealized gains/losses recorded on forward financial contracts due to price volatility of $(0.8) million as discussed above, gross margin decreased $0.8 million in 2012, compared with 2011. Excluding the impact of the net change in unrealized gains/losses recorded on forward financial contracts as discussed above, gross margin as a percentage of Operating Revenues remained relatively unchanged in 2012, compared with 2011. The decrease in margin is mainly due to the warmer weather experienced in the first and fourth quarters of 2012, partially offset by the impact of acquiring a retail gas marketing book in the third quarter of 2012 that contained higher-margin customers (See Operating Revenues - Nonutility).

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

South Jersey Industries, Inc.
Part II

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

Operations Expense - A summary of net changes in operations expense follows (in thousands):

	2012 vs. 2011	2011 vs. 2010
Gas Utility Operations	$10,276	$888
Nonutility:
Wholesale Energy Operations	1,454	1,145
Retail Gas and Other Operations	1,512	(57)
Retail Electric Operations	718	1,454
On-Site Energy Production	1,779	670
Appliance Service Operations	(2,138)	163
Total Nonutility	3,325	3,375
Intercompany Eliminations and Other	(859)	596
Total Operations Expense	$12,742	$4,859

Utility Operations expense increased $10.3 million during 2012, as compared with 2011.  This is the result of increases in expense associated with uncollectible customer accounts receivable, along with moderate increases in corporate support, governance, compliance and employee compensation costs. Also contributing was increased spending under the New Jersey Clean Energy Program and Energy Efficiency Programs. Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting increase in revenues during the period.

Utility Operations expense increased $0.9 million during 2011, as compared with 2010.  This is the result of increased spending under the New Jersey Clean Energy Program and Energy Efficiency Programs. Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting increase in revenues during the period.

Nonutility Operations expense increased $3.3 million and $3.4 million in 2012 and 2011, respectively, compared to the prior year due mainly to additional personnel at the retail gas and other operations segment, partially offset by a decrease in personnel at the appliance service operations segment, along with additional governance and compliance costs to support continued growth. Also contributing to the increase is a $2.4 million impairment charge due to a reduction in the expected cash flows to be received from a solar generating facility within the on-site energy production segment.

Other Operating Expenses - A summary of changes in other consolidated operating expenses (in thousands):

	2012 vs. 2011	2011 vs. 2010
Maintenance	$493	$1,572
Depreciation	$5,587	$1,731
Energy and Other Taxes	$(2,203)	$47

South Jersey Industries, Inc.
Part II

Maintenance - Maintenance expense increased $0.5 million during 2012 compared with 2011 primarily due to an increase in Remediation Adjustment Clause (RAC) expense amortization. Maintenance expense increased $1.6 million during 2011, compared with 2010 due to the BPU-approved amortization and recovery of previously deferred maintenance costs, primarily those associated with a federally mandated pipeline integrity management program.

Depreciation Expense - Depreciation increased $5.6 million and $1.7 million during 2012 and 2011, respectively, compared to the prior year due mainly to the increased investment in property, plant and equipment by SJG and Marina.

Energy and Other Taxes - Energy and Other Taxes decreased $2.2 million in 2012 compared with 2011 primarily due to a decrease in SJG's primary energy tax, the Transitional Energy Facilities Assessment, effective January 1, 2012.  As this tax is passed through to customers, this decrease in expense had no impact on the financial results of the Company. The change in Energy and Other Taxes in 2011 compared with the prior year was not significant.

Other Income and Expense - Other income and expense decreased $4.5 million in 2012 compared with 2011 primarily due to proceeds received during 2011 from a provider of homeowner assistance services, in accordance with an agreement with the Company, that gives them the exclusive right to renew the home appliance repair contracts at SJESP. The Company also incurred a $1.1 million charge during the first quarter of 2012 at SJEX related to a reduction in expected cash flows to be received from certain shallow well investments in the Marcellus region. Other income and expense increased $11.1 million in 2011 compared to the prior year due to a) interest income on notes receivable from affiliates, and b) proceeds received from a provider of homeowner assistance services, in accordance with an agreement with the Company, that gives them the exclusive right to renew the home appliance repair contracts at SJESP.

Interest Charges - Interest charges decreased $5.1 million in 2012 compared with 2011 due primarily to the positive impact of retiring $35.0 million of SJG's higher priced long-term debt during 2012 and higher capitalization of interest cost on construction at SJG. These decreases are partially offset by the issuance of $115.0 million aggregate principal amount of Senior Notes at the end of the second quarter 2012, along with long-term debt issued by SJG as discussed in Note 14 to the consolidated financial statements. Interest charges increased $2.2 million in 2011 compared to the prior year. The increase in 2011 was due primarily to higher short-term borrowing levels and interest rates at our non-utility businesses in support of increased project development activity, and interest charges on long term debt that was issued during 2010 at SJG, taken over a full year in 2011.

Income Taxes - Income tax expense decreased $11.0 million in 2012 compared with 2011 primarily due to lower taxable income and a lower effective tax rate during 2012 as compared with 2011. The change in the effective tax rate is primarily due to the increase in the investment tax credits available on renewable energy facilities at Marina in 2012 as compared to 2011. Income tax expense decreased $6.3 million for 2011 as compared to 2010. Income tax expense decreased $11.2 million due to the change in the effective tax rate in 2011 as compared to 2010, which is due to increases in the investment tax credits available on renewable energy facilities at Marina. This was partially offset by an increase of $4.9 million due to higher pretax income in 2011 compared to 2010.

Equity in Earnings (Loss) of Affiliated Companies - Equity in earnings of affiliated companies increased $3.0 million for 2012 as compared to 2011, primarily due to new projects coming on line in 2012 and the improved operating performance of our renewable energy project fleet at affiliated companies. Equity in loss of affiliated companies decreased $2.2 million for 2011 as compared to 2010.  This decrease in equity in loss of affiliated companies is primarily due to unrealized gains on interest rate swaps at LVE.

Discontinued Operations - The losses are primarily comprised of environmental remediation and product liability litigation associated with previously disposed of businesses.

South Jersey Industries, Inc.
Part II

LIQUIDITY AND CAPITAL RESOURCES:

Liquidity needs are driven by factors that include natural gas commodity prices; the impact of weather on customer bills; lags in fully collecting gas costs from customers under the BGSS charge and other regulatory clauses; working capital needs of our energy trading and marketing activities; the timing of construction and remediation expenditures and related permanent financings; the timing of equity contributions to unconsolidated affiliates; mandated tax payment dates; both discretionary and required repayments of long-term debt; and the amounts and timing of dividend payments.

Cash Flows from Operating Activities - Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $117.8 million, $191.4 million and $159.1 million in 2012, 2011 and 2010, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization and gas cost recoveries. Net cash flow from operating activities declined in 2012 as compared to 2011. Factors contributing to the decline included changes in working capital requirements, a pension contribution and income tax refunds. Working capital requirements were higher at the end of 2012 than the prior year due to colder weather experienced at the end of 2012 and customer growth. An $18.7 million bill credit provided at the end of 2011 also reduced cash collections in 2012. Conversely, 2011 cash from operations benefited from storage gas sold at the end of 2010, the receivable for which was collected in 2011. Net cash provided by operating activities was also impacted by a $25.0 million pension contribution that occurred in January 2012. There were no pension contributions made by the Company in 2011. Finally, income tax refunds related to investment tax credits and bonus depreciation were higher in 2011 than 2012. Operating activities produced more net cash in 2011 as compared to 2010 primarily due to higher cash collections of non-utility customer accounts receivable balances, improvements in working capital needs as a result of milder winter temperatures during the fourth quarter of 2011, substantially lower natural gas prices, and a reduction in required tax payments during 2011. These benefits were partially offset by the impact of two BGSS bill credits posted to customer accounts and higher planned environmental remediation spending at SJG.

Cash Flows from Investing Activities - SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. Net cash outflows for capital expenditures, which are primarily construction projects, for 2012, 2011 and 2010 amounted to $253.8 million, $193.1 million and $166.9 million, respectively. We estimate the net cash outflows for construction projects for 2013, 2014 and 2015 to be approximately $295.4 million, $253.1 million and $179.7 million, respectively.  The increase in the 2012 capital expenditures was a direct result of SJG's CIRT program, which began in 2009.  See additional details under “Rates and Regulation.”  For capital expenditures, including those under SJG's CIRT, the Company will use short-term borrowings under lines of credit from commercial banks and the commercial paper program to finance capital expenditures as incurred. From time to time, the Company will refinance the short-term debt incurred to support capital expenditures with long-term debt.

In support of its risk management activities, the Company is required to maintain margin accounts with selected counterparties as collateral for its forward contracts, swap agreements, options contracts and futures contracts. These margin accounts are included in Restricted Investments or Margin Account Liability, depending upon the value of the related contracts (the change in the Margin Account Liability is reflected in cash flows from Operating Activities) on the consolidated balance sheets. The required amount of restricted investments changes on a daily basis due to fluctuations in the market value of the related outstanding contracts and are difficult to predict.  Margin posted by the Company decreased by $0.8 million during 2012, increased by $10.3 million during 2011 and increased by $3.3 million during 2010.

During 2012, 2011 and 2010, the Company made investments in, and provided net advances to, unconsolidated affiliates of $94.0 million, $14.6 million and $100.9 million, respectively. The purpose of these investments and advances was to acquire The Energy Network, LLC (see Note 3 to the consolidated financial statements), to cover certain project related costs of LVE (see Note 15 to the consolidated financial statements), and to develop landfill gas-fired electric production facilities, solar and thermal energy projects.

Cash Flows from Financing Activities - Short-term borrowings from the commercial paper program and lines of credit from commercial banks are used to supplement cash flows from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, short-term debt incurred to finance capital expenditures is refinanced with long-term debt.

South Jersey Industries, Inc.
Part II

Credit facilities and available liquidity as of December 31, 2012 were as follows (in thousands):

Company	Total Facility	Usage	Available Liquidity	Expiration Date
SJG:
Commercial Paper Program/Revolving Credit Facility	$200,000	$102,100	$97,900	May 2015
Uncommitted Bank Lines (B)	10,000	—	10,000	August 2013

Total SJG	210,000	102,100	107,900

SJI:

Revolving Credit Facility	300,000	218,700	81,300	February 2018 (A)
Term Line of Credit (C)	50,000	50,000	—	November 2013

Total SJI	350,000	268,700	81,300

Total	$560,000	$370,800	$189,200

(A) Includes letters of credit outstanding in the amount of $31.9 million.

(B) SJG reduced the uncommitted bank lines by $10.0 million during 2012.

(C) In June 2012, SJI increased its term line of credit by $20.0 million, which matures in November 2013.

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary the SJI facilities can also be used to support SJG's liquidity needs. All committed facilities contain one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreements), measured on a quarterly basis. SJI and SJG were in compliance with these covenants as of December 31, 2012. Borrowings under these credit facilities are at market rates. The weighted average interest rate on these borrowings, which changes daily, was 1.10%, 1.12% and 0.99% at December 31, 2012, 2011 and 2010, respectively.  Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business' future liquidity needs.

In February 2013, SJI amended its revolving credit facility with a syndicate of banks to increase the available credit by an aggregate $100.0 million, to a total of $400.0 million. The maturity was also extended to five years from the effective date of the amendment, to February 2018. See Note 18 to the consolidated financial statements.

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

South Jersey Industries, Inc.
Part II

In February 2012, SJG called its $35.0 million, 7.70% MTN's due April 2027 at par plus a 2.0% premium. The early redemption occurred concurrently with the issuance in April 2012 of $35.0 million, 3.74% Series D MTN's due April 2032 as discussed in Note 14 to the consolidated financial statements.

In June 2012 (as discussed in Note 14 to the consolidated financial statements), the Company issued $115.0 million aggregate principal amount of MTNs, consisting of the following: (a) $64.0 million aggregate principal amount of 2.39% Senior Notes due June 2015; (b) $16.0 million aggregate principal amount of 2.71% Senior Notes due June 2017; and (c) $35.0 million aggregate principal amount of 3.46% Senior Notes due June 2022.

In September 2012 (as discussed in Note 14 to the consolidated financial statements), SJG issued $50.0 million of 3.0% aggregate principal amount of MTN's due September 20, 2024. The notes purchase agreement also provided for the issuance of $35.0 million aggregate principal amount of its MTNs that were issued in November 2012.

No other long-term debt was issued during the years ended December 31, 2012 or 2011.

SJG's $150.0 million Medium Term Note (MTN) program that was approved by the BPU in September 2009 expired in September 2011. In December 2011, SJG received approval from the NJ BPU to issue up to $200.0 million in long-term debt by September 2014.

SJI raises equity capital through its Dividend Reinvestment Plan (DRP). Participants in SJI's DRP receive newly issued shares, with SJI offering a 2% discount on DRP investments as it has been considered to be the most cost effective way to raise equity capital. From April 2008 through April 2011, shares of common stock offered by the DRP were purchased in open market transactions. Beginning in May 2011, shares of common stock offered by the DRP have again been issued at a 2% discount directly by SJI from its authorized but unissued shares of common stock. Through the DRP, SJI raised $70.2 million and $13.4 million of equity capital by issuing 1.4 million and 0.3 million shares in 2012 and 2011, respectively. No shares were issued by SJI under the DRP in 2010.

SJI's capital structure was as follows:

	As of December 31,
	2012	2011
Equity	43.3%	45.5%
Long-Term Debt	36.8%	31.1%
Short-Term Debt	19.9%	23.4%
Total	100.0%	100.0%

The change in the SJI capital structure from 2011 to 2012 is primarily related to the issuance of long-term debt at SJI and SJG as discussed in Note 14 to the consolidated financial statements.

For 2012, 2011 and 2010, SJI paid quarterly dividends to its common shareholders. SJI has paid dividends on its common stock for 61 consecutive years and has increased that dividend each year for the last thirteen years. The Company currently looks to grow that dividend by at least 6% to 7% per year and has a targeted payout ratio of between 50% and 60% of Economic Earnings. In setting the dividend rate, the Board of Directors of SJI considers future earnings expectations, payout ratio, and dividend yield relative to those at peer companies as well as returns available on other income-oriented investments.  However, there can be no assurance that the Company will be able to continue to increase the dividend, meet the targeted payout ratio or pay a dividend at all in the future.

South Jersey Industries, Inc.
Part II

FINANCE OBLIGATION - During 2010, ACB Energy Partners LLC (ACB), a wholly-owned subsidiary of Energenic, of which Marina has a 50% equity interest, completed construction of a combined heat and power generating facility to serve, under an energy services agreement, a thermal plant owned by Marina. Construction period financing was provided by Marina. Due to its continuing involvement in the facility, Marina is considered the owner of the facility for accounting purposes. As a result, the Company included $23.6 million and $23.5 million of costs to construct the facility within Nonutility Property, Plant and Equipment on the consolidated balance sheets as of December 31, 2012 and 2011, respectively. In addition, the Company includes repayments from ACB to Marina on the construction loan within the Finance Obligation on the consolidated balance sheets. Marina does not have a fixed payment obligation to ACB; as a result, the Finance Obligation is classified as a noncurrent liability on the consolidated balance sheets. The costs to construct the facility and the repayments of the construction loan are amortized over the term of the energy services agreement. The impact on the consolidated statements of income is not significant. As a result, the Company recorded $21.6 million and $22.5 million, net of amortization, within Finance Obligation on the consolidated balance sheets at December 31, 2012 and 2011, respectively.

COMMITMENTS AND CONTINGENCIES:

SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, and for environmental remediation costs.  Cash outflows for capital expenditures for 2012, 2011 and 2010 amounted to $253.8 million, $193.1 million and $166.9 million, respectively.  Management estimates net cash outflows for construction projects for 2013, 2014 and 2015 to be approximately $295.4 million, $253.1 million and $179.7 million, respectively. Costs for remediation projects, net of insurance reimbursements for 2012, 2011 and 2010 amounted to net cash outflows of $0.2 million, $13.6 million and $3.5 million, respectively.  Total cash outflows for remediation projects are expected to be approximately $17.9 million, $22.6 million and $16.1 million for 2013, 2014 and 2015, respectively.  As discussed in Notes 10 and 15 to the consolidated financial statements, certain environmental costs are subject to recovery from insurance carriers and ratepayers.

STANDBY LETTERS OF CREDIT — As of December 31, 2012, SJI provided $31.9 million of standby letters of credit through SJI’s revolving credit facility to enable SJE to market retail electricity and for various construction activities. The Company has also provided $87.6 million of additional letters of credit under separate facilities outside of the revolving credit facility to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system and to finance Marina's initial thermal plant project.

SJG and SJRG have certain commitments for both pipeline capacity and gas supply for which they pay fees regardless of usage. Those commitments as of December 31, 2012, average $50.4 million annually and total $361.7 million over the contracts' lives. Approximately 41.4% of the financial commitments under these contracts expire during the next five years. These contracts are included in the Company's contractual obligations below. We expect to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the Basic Gas Supply Service clause.

In addition, in the normal course of business, SJG and SJRG have entered into long-term contracts for natural gas supplies.  SJRG has committed to purchase a minimum of 465,700 dts/d and up to 700,000 dts/d of natural gas, from various suppliers, for terms ranging from three to ten years at index-based prices and has also committed to shorter term index deals of approximately 700,000 dts/d.  SJG has committed to purchase a minimum of 6,250 dts/d and up to 25,000 dts/d of natural gas, from one supplier, for a term of eight years at index-based prices. The obligations for these purchases have not been included in the Company's contractual obligations discussed below because the actual volumes and prices are not fixed.

The following table summarizes our contractual cash obligations and their applicable payment due dates as of December 31, 2012 (in thousands):

		Up to	Years	Years	More than
Contractual Cash Obligations	Total	1 Year	2 & 3	4 & 5	5 Years

Long-Term Debt	$626,400	$25,000	$95,909	$59,818	$445,673
Interest on Long-Term Debt	304,987	25,873	45,201	46,147	187,766
Construction Obligations	29,999	29,999	—	—	—
Operating Leases	3,395	852	1,367	951	225
Commodity Supply Purchase Obligations	562,026	206,904	151,537	55,967	147,618
New Jersey Clean Energy Program	7,494	7,494	—	—	—
Other Purchase Obligations	118	118	—	—	—
Total Contractual Cash Obligations	$1,534,419	$296,240	$294,014	$162,883	$781,282

Interest on long-term debt in the table above includes the related interest obligations through maturity as well as the impact of all interest rate swap agreements.  Expected environmental remediation costs, asset retirement obligations and the liability for unrecognized tax benefits are not included in the table above as the total obligation cannot be calculated due to the subjective nature of these costs and timing of anticipated payments. SJI made contributions to its employee pension plans totaling $25.0 million in January 2012 and $12.7 million in January 2013.  However, future pension contributions beyond 2013 cannot be determined at this time. SJG's regulatory obligation to contribute $3.6 million annually to its postretirement benefit plans’ trusts, as discussed in Note 12 to the consolidated financial statements, is also not included as its duration is indefinite.

Off-Balance Sheet Arrangements - An off-balance sheet arrangement is any contractual arrangement involving an unconsolidated entity under which the company has either made guarantees or has certain other interests or obligations.

The Company has recorded a liability of $1.9 million which is included in Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the consolidated balance sheets as of December 31, 2012 for the fair value of the following guarantees:

In April 2007, SJI guaranteed certain obligations of LVE Energy Partners, LLC (LVE) an unconsolidated joint venture in which Marina has a 50% equity interest.  LVE entered into a 25-year contract with a resort developer to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada.  LVE began construction of the facility in 2007 and expected to provide full energy service in 2010 when the resort was originally scheduled to be completed.  LVE suspended construction of the district energy system and central energy center in January 2009 after the resort developer’s August 2008 announcement that it was delaying the completion of construction of the resort due to the difficult environment in the capital markets and weak economic conditions.  The resort developer had indicated that it was considering different strategies to move its project forward, including opening its project in phases and obtaining a partner, but that it was unlikely construction would resume during 2009.  In November 2012, the resort developer, repeating previous disclosures, indicated again that it does not expect to resume construction on the project for three to five years.  The resort developer stated that it remains committed to having a significant presence on the Las Vegas Strip as part of a long-term growth strategy and continues to view this site as a major strategic asset.

The district energy system and central energy center are being financed by LVE with debt that is non-recourse to SJI. The outstanding balance of LVE’s bank debt is approximately $192.1 million as of December 31, 2012.  As a result of the construction delay, the district energy system and central energy center were not completed by the end of 2010 as originally expected. Consequently, the full amount of LVE’s debt became due and payable in December 2010. LVE intends to seek additional financing to complete the facility once construction of the resort resumes, however, as of December 31, 2010, LVE was in default under the financing agreements with the banks.  The Energy Sales Agreement between LVE and the resort developer includes a payment obligation by the resort developer to pay certain fees and expenses to LVE. A portion of this payment obligation is guaranteed to LVE’s lenders by the parent of the resort developer.

South Jersey Industries, Inc.
Part II

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

As of December 31, 2012, the Company had a net liability of approximately $1.6 million included in Other Noncurrent Liabilities on the consolidated balance sheets related to this project, in addition to unsecured Notes Receivable – Affiliate of approximately $56.8 million due from LVE. As of December 31, 2012, SJI’s capital at risk is limited to its equity contributions, letters of credit and the unsecured notes receivable totaling approximately $72.5 million. During 2012, SJI provided support to LVE of approximately $2.2 million to cover interest and other project related costs.

As a result of the construction delay, management has evaluated the investment in LVE and concluded that the fair value of this investment continues to be in excess of the carrying value as of December 31, 2012.

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

SJI has guaranteed certain obligations of WC Landfill Energy, LLC (WCLE) and BC Landfill Energy, LLC (BCLE), unconsolidated joint ventures in which Marina has a 50% equity interest through Energenic. WCLE and BCLE have entered into agreements through 2018 and 2027, respectively, with the respective county governments to lease and operate facilities that will produce electricity from landfill methane gas.  Although unlikely, the maximum amount that SJI could be obligated for, in the event that WCLE and BCLE do not meet minimum specified levels of operating performance and no mitigating action is taken, or are unable to meet certain financial obligations as they become due, is approximately $4.2 million each year.  SJI and its partner in these joint ventures have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees.  SJI holds variable interests in WCLE and BCLE but is not the primary beneficiary.

In February 2011, ACR Energy Partners, LLC (ACR), a wholly-owned subsidiary of Energenic, of which Marina has a 50% equity interest, entered into a 20 year contract with a developer to build, own and operate a central energy center and energy distribution system for a new hotel, casino and entertainment complex in Atlantic City, New Jersey. The complex commenced operations in April 2012 and as a result, ACR is providing full energy services to the complex. During the year ended December 31, 2012, Marina and its joint venture partner each made capital contributions to ACR, through Energenic, of $22.0 million. Marina and its joint venture partner have also agreed to provide a $5.0 million letter of credit to support certain operating performance obligations of ACR under the operating agreements between ACR and the developer. SJI and its partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI to or on behalf of ACR.

South Jersey Industries, Inc.
Part II

In May 2012, UMM Energy Partners, LLC (UMM), a wholly-owned subsidiary of Energenic, of which Marina has a 50% equity interest, entered into a 30 year contract with a public university to build, own and operate a combined heating, cooling and power system for its main campus in New Jersey. The system is expected to be completed during the second half of 2013. Marina and its joint venture partner are obligated to make capital contributions to UMM, through Energenic, totaling approximately $10.0 million. In addition, SJI has guaranteed certain obligations of UMM under the operating and lease agreements between UMM and the university, for the terms of the agreements, commencing with the first year of operations. SJI has guaranteed up to $2.2 million for the first year. This amount is adjusted each year based upon the Consumer Price Index. SJI has also guaranteed certain construction obligations of UMM during the construction period, the majority of which are supported by a surety bond. SJI and its partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees.

As of December 31, 2012, SJI had issued $5.2 million of parental guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable our subsidiary to market retail natural gas.

PENDING LITIGATION - The Company is subject to claims arising in the ordinary course of business and other legal proceedings. The Company has been named in, among other actions, certain product liability claims related to our former sand mining subsidiary. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $3.1 million and $2.9 million related to all claims in the aggregate as of December 31, 2012 and 2011, respectively. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

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

SJI has entered into certain contracts to buy, sell, and transport natural gas and to buy and sell retail electricity.  SJI recorded the net unrealized pre-tax gain (loss) on these contracts of $(0.2) million, $5.4 million and $(22.6) million in earnings during the years 2012, 2011 and 2010, respectively, which are included with realized gains and losses in Operating Revenues - Nonutility.

South Jersey Industries, Inc.
Part II

The fair value and maturity of these energy-trading contracts determined under the mark-to-market method as of December 31, 2012 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Maturity Beyond 3 Years	Total

Prices actively quoted	$7,353	$2,043	$8	$9,404

Prices provided by other external sources	10,970	5,162	73	16,205

Prices based on internal models or other valuation methods	5,919	3,671	1,340	10,930

Total	$24,242	$10,876	$1,421	$36,539

Liabilities
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Maturity Beyond 3 Years	Total

Prices actively quoted	$4,045	$1,338	$16	$5,399

Prices provided by other external sources	12,853	2,776	35	15,664

Prices based on internal models or other valuation methods	6,930	1,192	46	8,168

Total	$23,828	$5,306	$97	$29,231

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Contracted volumes of our NYMEX contracts included in the table above are 2.7 million dekatherms (dts) with a weighted-average settlement price of $3.93 per dt.  Contracted volumes of our basis contracts included in the table above are 9.9 million dth with a weighted average price of 0.23 per dt.  Contracted volumes of our discounted index related purchase and sales contracts included in the table above are 117.1 million dth with a weighted average price of (0.05) per dt.  Contracted volumes of electric included in the table above are 4.0 thousand mwh with a weighted average settlement price of $45.40 per mwh.

A reconciliation of SJI's estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives - Energy Related Liabilities, January 1, 2012	$(509)
Contracts Settled During 2012, Net	6,540
Other Changes in Fair Value from Continuing and New Contracts, Net	1,277

Net Derivatives - Energy Related Assets, December 31, 2012	$7,308

Interest Rate Risk - Our exposure to interest-rate risk relates primarily to short-term, variable-rate borrowings. Short-term, variable-rate debt outstanding at December 31, 2012 was $338.9 million and averaged $355.3 million during 2012. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $2.1 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2012 - 9 b.p. decrease; 2011 - 33 b.p. increase; 2010 - 13 b.p. decrease; 2009 - 29 b.p. decrease; and 2008 - 397 b.p. decrease.  For December 2012, our average interest rate on short-term, variable-rate debt was 1.07%.

South Jersey Industries, Inc.
Part II

We issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of December 31, 2012, the interest costs on all but $27.1 million of our long-term debt was either at a fixed-rate or hedged via an interest rate derivative. Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates.

As of December 31, 2012, SJI's active interest rate swaps were as follows:

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

Credit Risk - As of December 31, 2012, approximately $10.6 million, or 28.9%, of the current and noncurrent Derivatives – Energy Related Assets are with a single retail counterparty. This counterparty has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assigned to SJI in the event of a default by the counterparty.

As of December 31, 2012, SJRG had $100.8 million of Accounts Receivable under sales contracts. Of that total, 87.9% were with regulated utilities or companies rated investment-grade or guaranteed by an investment-grade-rated parent or were with companies where we have a collateral arrangement or insurance coverage. The remainder of the Accounts Receivable were within approved credit limits.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

Information required by this item can be found in the section entitled “Market Risks” on page 45 of this report.

South Jersey Industries, Inc.
Part II

Item 8. Financial Statements and Supplementary Data
Statements of Consolidated Income
(In Thousands Except for Per Share Data)

	South Jersey Industries, Inc. and Subsidiaries
	Year Ended December 31,
	2012	2011	2010
Operating Revenues:
Utility	$420,818	$405,742	$469,407
Nonutility	285,462	422,818	455,660
Total Operating Revenues	706,280	828,560	925,067
Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	187,655	181,158	259,808
- Nonutility	230,147	363,834	395,015
Operations	113,643	100,901	96,042
Maintenance	13,615	13,122	11,550
Depreciation	41,336	35,749	34,018
Energy and Other Taxes	9,986	12,189	12,142
Total Operating Expenses	596,382	706,953	808,575
Operating Income	109,898	121,607	116,492

Other Income and Expense	11,104	15,642	4,551
Interest Charges	(18,986)	(24,078)	(21,896)
Income Before Income Taxes	102,016	113,171	99,147
Income Taxes	(11,479)	(22,502)	(28,811)
Equity in Earnings (Loss) of Affiliated Companies	2,239	(810)	(3,051)
Income from Continuing Operations	92,776	89,859	67,285
Loss from Discontinued Operations - (Net of tax benefit)	(1,168)	(568)	(633)
Net Income	$91,608	$89,291	$66,652

Basic Earnings per Common Share:
Continuing Operations	$3.02	$3.00	$2.25
Discontinued Operations	(0.04)	(0.02)	(0.02)
Basic Earnings per Common Share	$2.98	$2.98	$2.23

Average Shares of Common Stock Outstanding - Basic	30,744	30,000	29,861

Diluted Earnings per Common Share:
Continuing Operations	$3.01	$2.99	$2.25
Discontinued Operations	(0.04)	(0.02)	(0.03)
Diluted Earnings per Common Share	$2.97	$2.97	$2.22

Average Shares of Common Stock Outstanding - Diluted	30,824	30,086	29,974

Dividends Declared per Common Share	$1.65	$1.50	$1.36

The accompanying notes are an integral part of the consolidated financial statements.

South Jersey Industries, Inc.
Part II

Statements of Consolidated Comprehensive Income
(In Thousands)

	South Jersey Industries, Inc. and Subsidiaries
	Year Ended December 31,
	2012	2011	2010
Net Income	$91,608	$89,291	$66,652

Other Comprehensive Loss, Net of Tax:*

Postretirement Liability Adjustment	(1,842)	(5,667)	(3,302)
Unrealized Gain (Loss) on Available-for-Sale Securities	500	(360)	339
Unrealized (Loss) Gain on Derivatives - Other	(92)	(788)	249
Other Comprehensive (Loss) Income of Affiliated Companies	(1,233)	189	371

Other Comprehensive Loss - Net of Tax*	(2,667)	(6,626)	(2,343)

Comprehensive Income	88,941	82,665	64,309

* Determined using a combined statutory tax rate of 41%.

The accompanying notes are an integral part of the consolidated financial statements.

South Jersey Industries, Inc.
Part II

Statements of Consolidated Cash Flows
(In Thousands)

	South Jersey Industries, Inc. and Subsidiaries
	Year Ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities:
Net Income	$91,608	$89,291	$66,652
Loss from Discontinued Operations	1,168	568	633
Income from Continuing Operations	92,776	89,859	67,285
Adjustments to Reconcile Income from Continuing Operations to Net Cash Provided by Operating Activities:
Depreciation and Amortization	55,089	47,759	44,694
Net Unrealized Loss (Gain) on Derivatives - Energy Related	193	(5,377)	22,624
Unrealized (Gain) Loss on Derivatives - Other	(660)	149	641
Unrealized Loss on Property, Plant and Equipment	3,506	—	—
Provision for Losses on Accounts Receivable	4,932	2,272	4,943
CIP Receivable	(18,106)	(1,289)	4,381
Deferred Gas Costs - Net of Recoveries	25,050	(37,343)	22,492
Deferred SBC Costs - Net of Recoveries	(4,183)	(4,402)	(2,344)
Stock-Based Compensation Expense	2,992	2,511	2,047
Deferred and Noncurrent Income Taxes - Net	20,306	23,303	28,895
Environmental Remediation Costs - Net	(186)	(13,608)	(3,520)
Gas Plant Cost of Removal	(2,133)	(1,590)	(1,596)
Pension Contribution (See Note 1)	(25,000)	—	(8,000)
Changes in:
Accounts Receivable	(59,701)	90,407	(76,634)
Inventories	13,481	1,905	32,421
Prepaid and Accrued Taxes - Net	(4,635)	5,398	(10,483)
Accounts Payable and Other Accrued Liabilities	18,829	(6,131)	37,595
Derivatives - Energy Related	306	740	(9,645)
Other Assets and Liabilities (See Note 1)	(4,211)	(2,245)	4,485
Cash Flows from Discontinued Operations	(819)	(961)	(1,187)

Net Cash Provided by Operating Activities	117,826	191,357	159,094

Cash Flows from Investing Activities:
Capital Expenditures	(253,845)	(193,119)	(166,910)
Proceeds from Sale of Property, Plant and Equipment	29	3,500	—
Net Proceeds from (Purchase of) Sale of Restricted Investments in Margin Accounts	755	(10,269)	(3,174)
Investment in Long-Term Receivables	(6,243)	(4,926)	(3,313)
Proceeds from Long-Term Receivables	8,182	6,312	2,901
Purchase of Company Owned Life Insurance	(4,547)	(4,628)	(4,354)
Investment in Affiliate	(39,431)	(23,043)	(4,750)
Return of Investment in Affiliate	—	2,339	—
Advances on Notes Receivable - Affiliate	(67,943)	(41,612)	(101,957)
Repayment of Notes Receivable - Affiliate	13,402	47,694	5,834
Other	(6,276)	(6,423)	(2,843)

South Jersey Industries, Inc.
Part II

Net Cash Used in Investing Activities	(355,917)	(224,175)	(278,566)

Cash Flows from Financing Activities:
Net Borrowings from Short-Term Credit Facilities	17,500	70,714	54,087
Proceeds from Issuance of Long-Term Debt	235,000	—	115,000
Payments for Issuance of Long-Term Debt	(1,788)	(43)	(1,215)
Principal Repayments of Long-Term Debt	(35,000)	(25,000)	(10,000)
Premium for Early Retirement of Debt	(700)	—	—
Dividends on Common Stock	(50,942)	(44,975)	(40,478)
Proceeds from Sale of Common Stock	70,241	13,436	—
Proceeds from Finance Obligation	—	23,482	—
Other	880	379	618

Net Cash Provided by Financing Activities	235,191	37,993	118,012

Net (Decrease) Increase in Cash and Cash Equivalents	(2,900)	5,175	(1,460)
Cash and Cash Equivalents at Beginning of Year	7,538	2,363	3,823

Cash and Cash Equivalents at End of Year	$4,638	$7,538	$2,363

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest (Net of Amounts Capitalized)	$18,442	$25,303	$21,850
Income Taxes (Net of Refunds)	$218	$(9,861)	$12,120

Supplemental Disclosures of Non-Cash Investing Activities
Capital Expenditures acquired on account but unpaid as of year-end	$34,086	$20,457	$15,404
Reclass from Notes Receivable Affiliate to Investment in Affiliates	$2,952	$5,351	$—
Notes Receivable Affiliate Exchanged for Accounts Receivable	$—	$1,783	$—

The accompanying notes are an integral part of the consolidated financial statements.

South Jersey Industries, Inc.
Part II

Consolidated Balance Sheets
(In Thousands)

	South Jersey Industries, Inc. and Subsidiaries
	December 31,
	2012	2011
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$1,658,790	$1,515,274
Accumulated Depreciation	(373,199)	(357,245)
Nonutility Property and Equipment, at cost	328,638	221,051
Accumulated Depreciation	(36,208)	(26,687)

Property, Plant and Equipment - Net	1,578,021	1,352,393

Investments:
Available-for-Sale Securities	7,538	6,677
Restricted	17,903	18,658
Investment in Affiliates	75,825	31,815

Total Investments	101,266	57,150

Current Assets:
Cash and Cash Equivalents	4,638	7,538
Accounts Receivable	195,293	135,253
Unbilled Revenues	40,938	42,961
Provision for Uncollectibles	(5,924)	(5,337)
Notes Receivable - Affiliate	39,495	2,747
Natural Gas in Storage, average cost	55,517	68,823
Materials and Supplies, average cost	2,618	2,794
Deferred Income Taxes - Net	—	12,779
Prepaid Taxes	26,187	22,303
Derivatives - Energy Related Assets	24,242	37,461
Other Prepayments and Current Assets	11,833	13,287

Total Current Assets	394,837	340,609

Regulatory and Other Noncurrent Assets:
Regulatory Assets	352,656	315,221
Derivatives - Energy Related Assets	12,297	8,135
Unamortized Debt Issuance Costs	8,226	7,009
Notes Receivable - Affiliate	117,188	111,946
Contract Receivables	13,985	13,280
Other	52,964	41,767

Total Regulatory and Other Noncurrent Assets	557,316	497,358

Total Assets	$2,631,440	$2,247,510

The accompanying notes are an integral part of the consolidated financial statements.

South Jersey Industries, Inc.
Part II

	2012	2011
Capitalization and Liabilities
Equity:
Common Stock: Par Value $1.25 per share; Authorized 60,000,000 shares; Outstanding Shares: 31,653,262 (2012) and 30,212,453 (2011)
Balance at Beginning of Year	$37,765	$37,341
Common Stock Issued or Granted Under Stock Plans	1,802	424
Balance at End of Year	39,567	37,765
Premium on Common Stock	345,807	273,303
Treasury Stock (at par)	(182)	(193)
Accumulated Other Comprehensive Loss	(31,105)	(28,438)
Retained Earnings	382,127	341,677

Total Equity	736,214	624,114

Long-Term Debt	601,400	424,213

Total Capitalization	1,337,614	1,048,327

Current Liabilities:
Notes Payable	338,900	321,400
Current Portion of Long-Term Debt	25,000	2,187
Accounts Payable	193,331	153,666
Customer Deposits and Credit Balances	17,757	24,914
Environmental Remediation Costs	21,026	24,721
Taxes Accrued	2,156	3,168
Derivatives - Energy Related Liabilities	23,828	38,738
Deferred Income Taxes - Net	10,812	—
Deferred Contract Revenues	—	996
Interest Accrued	6,635	6,408
Pension Benefits	1,272	1,275
Other Current Liabilities	11,127	10,498

Total Current Liabilities	651,844	587,971

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	289,489	295,434
Investment Tax Credits	618	905
Pension and Other Postretirement Benefits	105,168	109,021
Environmental Remediation Costs	91,072	69,439
Asset Retirement Obligations	39,385	29,430
Derivatives - Energy Related Liabilities	5,403	7,367
Derivatives - Other	13,462	14,046
Regulatory Liabilities	56,517	48,311
Finance Obligation	21,646	22,549
Other	19,222	14,710

Total Deferred Credits and Other Noncurrent Liabilities	641,982	611,212

Commitments and Contingencies (Note 15)

Total Capitalization and Liabilities	$2,631,440	$2,247,510

The accompanying notes are an integral part of the consolidated financial statements.

South Jersey Industries, Inc.
Part II

Consolidated Statements of Changes in Equity and Comprehensive Income
(In Thousands)

	South Jersey Industries, Inc. and Subsidiaries
	Years Ended December 31, 2010, 2011 & 2012

	Common Stock	Premium on Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest in Subsidiaries	Total

Balance at January 1, 2010	$37,245	$254,503	$(183)	$(19,469)	$271,505	$963	$544,564
Net Income					66,652		66,652
Other Comprehensive Loss, Net of Tax (a)				(2,343)			(2,343)
Common Stock Issued or Granted Under Stock Plans	96	2,771	4		(206)		2,665
Cash Dividends Declared - Common Stock					(40,478)		(40,478)
Deconsolidation of Joint Ventures (See Note 1)						(963)	(963)

Balance at December 31, 2010	37,341	257,274	(179)	(21,812)	297,473	—	570,097
Net Income					89,291		89,291
Other Comprehensive Loss, Net of Tax (a)				(6,626)			(6,626)
Common Stock Issued or Granted Under Stock Plans	424	16,029	(14)		(112)		16,327
Cash Dividends Declared - Common Stock					(44,975)		(44,975)

Balance at December 31, 2011	37,765	273,303	(193)	(28,438)	341,677	—	624,114
Net Income					91,608		91,608
Other Comprehensive Loss, Net of Tax (a)				(2,667)			(2,667)
Common Stock Issued or Granted Under Stock Plans	1,802	72,504	11		(216)		74,101
Cash Dividends Declared - Common Stock					(50,942)		(50,942)

Balance at December 31, 2012	$39,567	$345,807	$(182)	$(31,105)	$382,127	$—	$736,214

(a) Determined using a combined statutory tax rate of 41% .

The accompanying notes are an integral part of the consolidated financial statements.

South Jersey Industries, Inc.
Part II

Disclosure of Changes In Accumulated Other Comprehensive Loss Balances (a)
(In Thousands)

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available- for-Sale Securities	Other Comprehensive Income (Loss) of Affiliated Companies	Accumulated Other Comprehensive Loss

Balance at January 1, 2010	$(12,626)	$(2,331)	$(185)	$(4,327)	$(19,469)
Changes During Year	(3,302)	249	339	371	(2,343)
Balance at December 31, 2010	(15,928)	(2,082)	154	(3,956)	(21,812)
Changes During Year	(5,667)	(788)	(360)	189	(6,626)
Balance at December 31, 2011	(21,595)	(2,870)	(206)	(3,767)	(28,438)
Changes During Year	(1,842)	(92)	500	(1,233)	(2,667)
Balance at December 31, 2012	$(23,437)	$(2,962)	$294	$(5,000)	$(31,105)

(a) Determined using a combined statutory tax rate of 41% .

The accompanying notes are an integral part of the consolidated financial statements.

South Jersey Industries, Inc.
Part II

 Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

GENERAL - South Jersey Industries, Inc. (SJI or the Company) currently provides a variety of energy related products and services primarily through the following subsidiaries:

▪	South Jersey Gas Company (SJG) is a regulated natural gas utility. SJG distributes natural gas in the seven southernmost counties of New Jersey.

▪	South Jersey Energy Company (SJE) acquires and markets natural gas and electricity to retail end users and provides total energy management services to commercial and industrial customers.

▪	Marina Energy, LLC (Marina) develops and operates on-site energy-related projects.

▪	South Jersey Resources Group, LLC (SJRG) markets natural gas storage, commodity and transportation assets on a wholesale basis in the mid-Atlantic, Appalachian and southern states.

▪
South Jersey Energy Service Plus, LLC (SJESP) services residential and small commercial HVAC systems, provides plumbing services and services appliances under warranty via a subcontractor arrangement as well as on a time and materials basis.

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

Marina and the joint venture partner of ACLE and WCLE share the executive board seats and their voting rights equally and equally approve the annual budgets of both entities. Based on the shared control of operations, management concluded as of January 1, 2010 that the Company is no longer the primary beneficiary of ACLE and WCLE as defined by the new accounting guidance. As a result, ACLE and WCLE are no longer accounted for as consolidated subsidiaries. As of December 31, 2012, 2011 and 2010, ACLE and WCLE are included with other equity investments in Investment in Affiliates on the consolidated balance sheet. The results of operations of ACLE and WCLE for the year ended December 31, 2012, 2011 and 2010 are included in Equity in Earnings (Loss) of Affiliated Companies on the consolidated statements of income. The adoption of this guidance modified our financial statement presentation, but did not have an impact on our financial statement results.

Certain prior year amounts on the Company's Consolidated Statement of Cash Flows have been reclassified to conform to the current period presentation. In all periods presented, the amount SJI contributed to the pension plan was reclassified from a change in Other Assets and Liabilities to Pension Contribution within the reconciliation of income from continuing operations to net cash provided by operating activities on the consolidated statements of cash flows.

Certain reclassifications have been made to the prior period segment disclosures to conform to the current period presentation. In all periods presented (and for all segments presented), net receivables between segments, which are eliminated in consolidation, have been reclassified to Intersegment Assets from the respective segments in the Identifiable Assets Segment disclosure in Note 8.

South Jersey Industries, Inc.
Part II

Certain reclassifications have been made to the prior period tax disclosures to conform to the current period presentation. The tax adjustment resulting from SJG's Allowance For Funds Used During Construction (AFUDC) was reclassified from Other - Net to AFUDC in the income taxes disclosure in Note 4.

EQUITY INVESTMENTS - Marketable equity securities that are purchased as long-term investments are classified as Available-for-Sale Securities and carried at their fair value on the consolidated balance sheets. Any unrealized gains or losses are included in Accumulated Other Comprehensive Loss. SJI, through wholly owned subsidiaries, holds significant variable interests in several companies but is not the primary beneficiary.  Consequently, these investments are accounted for under the equity method. In the event that losses and/or distributions from these equity method investments exceed the carrying value, and the Company is obligated to provide additional financial support, the excess will be recorded as either a current or non-current liability on the consolidated balance sheets. We include the operations of these affiliated companies on a pre-tax basis in the statements of consolidated income under Equity in Earnings (Loss) of Affiliated Companies (See Note 3).  An impairment loss is recorded when there is clear evidence that a decline in value is other than temporary.  No impairment losses were recorded on Investments during 2012, 2011 or 2010.

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

OPERATING REVENUES - Gas and electric revenues are recognized in the period the commodity is delivered to customers. For SJG and SJE retail customers that are not billed at the end of the month, we record an estimate to recognize unbilled revenues for gas and electricity delivered from the date of the last meter reading to the end of the month. SJRG's gas revenues are recognized in the period the commodity is delivered. Unrealized gains and losses on energy related derivative instruments are also recognized in operating revenues for SJRG. See further discussion under Derivative Instruments. We recognize revenues related to SJESP appliance service contracts on a monthly basis as work is completed or commissions are earned. Revenue related to services provided on a time and materials basis is recognized on a monthly basis as the services are provided. Marina recognizes revenue on a monthly basis as services are provided, as lease income is earned, and for on-site energy production that is delivered to its customers.

REVENUE AND THROUGHPUT-BASED TAXES — SJG collects certain revenue-based energy taxes from its customers. Such taxes include New Jersey State Sales Tax and Public Utilities Assessment (PUA). SJG also collects a throughput-based energy tax from customers in the form of a Transitional Energy Facility Assessment (TEFA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. TEFA and PUA are included in both utility revenue and cost of sales and totaled $6.0 million, $8.0 million, and $8.6 million in 2012, 2011 and 2010, respectively. TEFA, which accounts for the majority of the revenue based taxes, is subject to a planned phase-out, which decreased rates by 25.0% effective January 1, 2012.

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

South Jersey Industries, Inc.
Part II

ARO activity was as follows (in thousands):

	2012	2011

AROs as of January 1,	29,430	27,965
Accretion	1,872	1,398
Additions	1,438	460
Settlements	(1,603)	(872)
Revisions in Estimated Cash Flows (A)	8,248	479
ARO's as of December 31,	39,385	29,430

(A) The revision in estimated cash flows reflects an increase in the contractual cost and change in discount rates to settle the ARO. A corresponding increase was made to Regulatory Assets, thus having no impact on earnings.

DEPRECIATION - We depreciate utility plant on a straight-line basis over the estimated remaining lives of the various property classes. These estimates are periodically reviewed and adjusted as required after BPU approval. The composite annual rate for all depreciable utility property was approximately 2.4% in 2012, 2.3% in 2011, and 2.4% in 2010. The actual composite rate may differ from the approved rate as the asset mix changes over time. Except for retirements outside of the normal course of business, accumulated depreciation is charged with the cost of depreciable utility property retired, less salvage. Nonutility property depreciation is computed on a straight-line basis over the estimated useful lives of the property, ranging up to 50 years. Gain or loss on the disposition of nonutility property is recognized in operating income.

CAPITALIZED INTEREST - SJG capitalizes interest on construction at the rate of return on the rate base utilized by the BPU to set rates in its last base rate proceeding (see Note 10). Marina capitalizes interest on construction projects in progress based on the actual cost of borrowed funds. SJG's amounts are included in Utility Plant and Marina's amounts are included in Nonutility Property and Equipment on the consolidated balance sheets. Interest Charges are presented net of capitalized interest on the consolidated statements of income.  The amount of interest capitalized by SJI for the years ended December 31, 2012 and 2011 was $6.5 million and $1.2 million, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS - We review the carrying amount of long-lived assets for possible impairment whenever events or changes in circumstances indicate that such amounts may not be recoverable. During the year ended December 31, 2012, the Company recorded an impairment charge of $2.4 million within Operating Expenses on the consolidated statement of income due to a reduction in the expected cash flows to be received from a solar generating facility within the on-site energy production segment. For the years ended December 31, 2011 and 2010, no significant impairments were identified.

DERIVATIVE INSTRUMENTS - SJI accounts for derivative instruments in accordance with FASB ASC Topic 815 - “Derivatives and Hedging.”  We record all derivatives, whether designated in hedging relationships or not, on the consolidated balance sheets at fair value unless the derivative contracts qualify for the normal purchase and sale exemption. In general, if the derivative is designated as a fair value hedge, we recognize the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk in earnings. We currently have no fair value hedges. If the derivative is designated as a cash flow hedge, we record the effective portion of the hedge in Accumulated Other Comprehensive Loss and recognize it in the income statement when the hedged item affects earnings. We recognize ineffective portions of the cash flow hedges immediately in earnings. We currently have no cash flow hedges. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives, strategies for undertaking various hedge transactions and our methods for assessing and testing correlation and hedge ineffectiveness. All hedging instruments are linked to the hedged asset, liability, firm commitment or forecasted transaction. Due to the application of regulatory accounting principles under FASB ASC Topic 980, gains and losses on derivatives related to SJG's gas purchases are recorded through the Basic Gas Supply Service (BGSS) clause.

South Jersey Industries, Inc.
Part II

Initially and on an ongoing basis, we assess whether derivatives designated as hedges are highly effective in offsetting changes in cash flows or fair values of the hedged items. We discontinue hedge accounting prospectively if we decide to discontinue the hedging relationship; determine that the anticipated transaction is no longer likely to occur; or determine that a derivative is no longer highly effective as a hedge. In the event that hedge accounting is discontinued, we will continue to carry the derivative on the balance sheet at its current fair value and recognize subsequent changes in fair value in current period earnings. Unrealized gains and losses on the discontinued hedges that were previously included in Accumulated Other Comprehensive Loss will be reclassified into earnings when the forecasted transaction occurs, or when it is probable that it will not occur. In July 2012, hedge accounting was discontinued for all remaining derivatives that were designated as hedging instruments.

GAS EXPLORATION AND DEVELOPMENT - The Company capitalizes all costs associated with gas property acquisition, exploration and development activities under the full cost method of accounting. Capitalized costs include costs related to unproved properties, which are not amortized until proved reserves are found or it is determined that the unproved properties are impaired. All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. During the year ended December 31, 2012, the Company recorded $1.1 million of impairment charges within Other Income and Expense on the consolidated statement of income due to a reduction in the expected cash flows to be received from certain shallow wells in the Marcellus region. No impairment charges were recorded during the years ended December 31, 2011 and 2010. As of December 31, 2012 and 2011, $9.0 million and $9.6 million, respectively, related to interests in proved and unproved properties in Pennsylvania, net of amortization, are included with Nonutility Property and Equipment and Other Noncurrent Assets on the consolidated balance sheets.

TREASURY STOCK – SJI uses the par value method of accounting for treasury stock. As of December 31, 2012 and 2011, SJI held 145,414 and 154,718 shares of treasury stock, respectively. These shares are related to deferred compensation arrangements where the amounts earned are held in the stock of SJI.

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

NEW ACCOUNTING PRONOUNCEMENTS - Other than as described below, no new accounting pronouncement issued or effective during 2012, 2011 or 2010 had, or is expected to have, a material impact on the consolidated financial statements.    In June 2009, the FASB issued new accounting guidance on the consolidation of VIEs. Accordingly, companies needed to carefully reconsider previous conclusions, including (1) whether an entity is a VIE, (2) whether the company is the VIE's primary beneficiary, and (3) what type of financial statement disclosures are required. The new guidance was effective for fiscal years beginning after November 15, 2009.  As a result of adopting this guidance, we have deconsolidated ACLE and WCLE as of January 1, 2010 due to the shared control between the Company and the joint venture partner as discussed under “Basis of Presentation” above. Beginning January 1, 2010, ACLE and WCLE are reported using the equity method of accounting. The adoption of this guidance modified our financial statement presentation, but did not have an impact on our financial statement results.

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU amends ASC Topic 820 to include a consistent definition of the term “fair value” and set forth common requirements for measuring fair value and disclosing information about fair value measurements in financial statements. The new guidance became effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance modified the disclosures related to fair value, but did not have an impact on the Company's financial statement results.

South Jersey Industries, Inc.
Part II

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  This ASU allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with a total for other comprehensive income, and a total amount for comprehensive income.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  In January 2012, the FASB issued ASU 2011-12, Deferral of the Effective Date for the Presentation of Reclassification Adjustments Out of Accumulated Other Comprehensive Income, which defers the provisions related to the presentation of reclassification adjustments. The other portions of the ASU remain unchanged and became effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance modified the Company's financial statement presentation but did not have an impact on the Company's financial statement results.

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

Under the Amended and Restated 1997 Stock-Based Compensation Plan, no more than 2,000,000 shares in the aggregate may be issued to SJI’s officers (Officers), non-employee directors (Directors) and other key employees. The plan will terminate on January 26, 2015, unless terminated earlier by the Board of Directors. No options were granted or outstanding during the years ended December 31, 2012, 2011 and 2010.   No stock appreciation rights have been issued under the plan. During the years ended December 31, 2012, 2011 and 2010, SJI granted 40,955, 40,711 and 52,940 restricted shares to Officers and other key employees, respectively.  These restricted shares vest over a three-year period and are subject to SJI achieving certain market and earnings based performance targets as compared to a peer group average, which can cause the actual amount of shares that ultimately vest to range from between 0% to 150% of the original share units granted.

Grants containing market-based performance targets have been issued in each of the last three years and use SJI's total shareholder return (TSR) relative to a peer group to measure performance. As TSR-based grants are contingent upon market and service conditions, SJI is required to measure and recognize stock-based compensation expense based on the fair value at the date of grant on a straight-line basis over the requisite three-year service period of each award. In addition, SJI identifies specific forfeitures of share-based awards and compensation expense is adjusted accordingly over the requisite service period. Compensation expense is not adjusted based on the actual achievement of performance goals. The fair value of TSR-based restricted stock awards on the date of grant is estimated using a Monte Carlo simulation model.

Beginning with 2012, grants containing earnings-based targets have also been issued. These new grants are based on SJI's earnings per share (EPS) growth rate relative to a peer group to measure performance. As EPS-based grants are contingent upon performance and service conditions, SJI is required to measure and recognize stock-based compensation expense based on the fair value at the date of grant over the requisite three-year period of each award. The fair value is measured as the market price at the date of grant. The initial accruals of compensation expense are based on the estimated number of shares expected to vest, assuming the requisite service is rendered and probable outcome of the performance condition is achieved. That estimate is revised if subsequent information indicates that the actual number of shares is likely to differ from previous estimates. Compensation expense is ultimately adjusted based on the actual achievement of service and performance goals.

SJI granted 9,904, 12,220 and 16,700 restricted shares to Directors in 2012, 2011 and 2010, respectively.  Shares issued to Directors in 2010 and 2011 vest over a three-year service period and contain no performance conditions. Shares issued to Directors in 2012 vest over twelve months and contain no performance conditions. As a result, 100% of the shares granted generally vest.

South Jersey Industries, Inc.
Part II

The following table summarizes the nonvested restricted stock awards outstanding at December 31, 2012 and the assumptions used to estimate the fair value of the awards:

	Grant Date	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate
Officers & Key Employees -	Jan. 2011 - TSR	40,227	$50.940	27.5%	1.01%
	Jan. 2012 - TSR	20,389	$51.230	22.5%	0.43%
	Jan. 2012 - EPS	20,389	$56.930	N/A	N/A

Directors -	Jan. 2010	11,690	$37.825	—	—
	Jan. 2011	7,332	$52.940	—	—
	Jan. 2012	8,666	$56.580	—	—

Expected volatility is based on the actual volatility of SJI’s share price over the preceding three-year period as of the valuation date. The risk-free interest rate is based on the zero-coupon U.S. Treasury Bond, with a term equal to the three-year term of the Officers’ and other key employees’ restricted shares. As notional dividend equivalents are credited to the holders, which are reinvested during the three-year service period, no reduction to the fair value of the award is required. As the Directors’ restricted stock awards contain no performance conditions and dividends are paid or credited to the holder during the requisite service period, the fair value of these awards are equal to the market value of the shares on the date of grant.

The following table summarizes the total stock-based compensation cost for the years ended December 31, (in thousands):

	2012	2011	2010
Officers & Key Employees	$2,096	$1,852	$1,628
Directors	896	658	394
Total Cost	2,992	2,510	2,022

Capitalized	(231)	(218)	(202)
Net Expense	$2,761	$2,292	$1,820

As of December 31, 2012, there was $2.3 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 1.6 years.

The following table summarizes information regarding restricted stock award activity during 2012, excluding accrued dividend equivalents:

	Officers & Other Key Employees	Directors	Weighted Average Fair Value
Nonvested Shares Outstanding, January 1, 2012	92,907	21,914	$44.112
Granted	40,955	9,904	$54.567
Vested*	(52,404)	(4,130)	$39.670
Cancelled/Forfeited	(453)	—	$49.430
Nonvested Shares Outstanding, December 31, 2012	81,005	27,688	$51.292

*Actual shares expected to be awarded to officers and other key employees during the first quarter of 2013, including dividend equivalents and adjustments for performance measures, total 66,077 shares.

South Jersey Industries, Inc.
Part II

During the years ended December 31, 2012, 2011 and 2010, SJI awarded 33,322 shares to its Officers and other key employees at a market value of $1.9 million, 69,271 shares at a market value of $3.7 million, and 59,893 shares at a market value of $2.3 million, respectively. Also, during the years ended December 31, 2012, 2011 and 2010, SJI awarded 9,904, 12,220 and 16,700 shares to its Directors at a market value of $0.6 million for each year. The Company has a policy of issuing new shares to satisfy its obligations under these plans; therefore, there are no cash payment requirements resulting from the normal operation of this plan. However, a change in control could result in such shares becoming nonforfeitable or immediately payable in cash.  At the discretion of the Officers, Directors and other key employees, the receipt of vested shares can be deferred until future periods.  These deferred shares are included in Treasury Stock on the consolidated balance sheets.

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

SJI conducts tests annually to estimate the environmental remediation costs for these properties.

Summarized operating results of the discontinued operations for the years ended December 31, were (in thousands, except per share amounts):

	2012	2011	2010
Loss before Income Taxes:
Sand Mining	$(1,396)	$(169)	$(440)
Fuel Oil	(401)	(701)	(530)
Income Tax Benefits	629	302	337
Loss from Discontinued Operations — Net	$(1,168)	$(568)	$(633)
Earnings Per Common Share from
Discontinued Operations — Net:
Basic	$(0.04)	$(0.02)	$(0.02)
Diluted	$(0.04)	$(0.02)	$(0.03)

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

Potato Creek, LLC (Potato Creek) - SJI and a joint venture partner formed Potato Creek, in which SJI has a 30% equity interest.  Potato Creek owns and manages the oil, gas and mineral rights of certain real estate in Pennsylvania.

South Jersey Industries, Inc.
Part II

During 2012, 2011 and 2010, the Company made investments in, and provided net advances to, unconsolidated affiliates of $94.0 million, $14.6 million and $100.9 million, respectively. The purpose of these investments and advances was to acquire The Energy Network, LLC (discussed above), to cover certain project related costs of LVE (See Note 15), and to develop landfill gas-fired electric production facilities, solar and thermal energy projects.  As of December 31, 2012 and 2011, the outstanding balance on these Notes Receivable – Affiliate was $156.7 million and $114.7 million, respectively. Approximately $99.9 million of these notes are secured by property, plant and equipment of the affiliates, accrue interest at 7.5% and are to be repaid through 2025. The remaining $56.8 million of these notes are unsecured, and are either non-interest bearing or accrue interest at variable rates and are to be repaid when the affiliate secures permanent financing.

SJI holds significant variable interests in these entities but is not the primary beneficiary. Consequently, these entities are accounted for under the equity method because SJI does not have both a) the power to direct the activities of the entity that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. As of December 31, 2012, the Company had a net asset of approximately $73.9 million included in Investment in Affiliates and Other Noncurrent Liabilities on the consolidated balance sheets related to equity method investees, in addition to Notes Receivable – Affiliate as discussed above. SJI’s maximum exposure to loss from these entities as of December 31, 2012 is limited to its combined equity contributions and the Notes Receivable-Affiliate in the amount of $233.6 million.

The following tables present summarized financial information of the total balances for all Affiliates (of which, on average, SJI has only a 50% equity interest) accounted for under the equity method (in thousands):

	2012	2011
Current assets	$57,711	$26,390
Noncurrent assets	$759,996	$625,556
Current liabilities	$211,628	$71,375
Noncurrent liabilities	$460,560	$540,166

	2012	2011	2010
Revenues	$148,009	$95,647	$75,476
Cost of sales	$71,141	$64,181	$52,187
Net Income (loss)	$5,795	$1,522	$(3,536)

South Jersey Industries, Inc.
Part II

4.	INCOME TAXES:

SJI files a consolidated federal income tax return. State income tax returns are filed on a separate company basis in states where SJI has operations and/or a requirement to file. Total income taxes applicable to operations differ from the tax that would have resulted by applying the statutory Federal income tax rate to pre-tax income for the following reasons (in thousands):

	2012	2011	2010

Tax at Statutory Rate	$36,490	$39,326	$33,634
Increase (Decrease) Resulting from:
State Income Taxes	5,857	6,763	5,669
ESOP	(1,141)	(1,063)	(971)
Amortization of Investment Tax Credits - Utility	(287)	(302)	(310)
Amortization of Flowthrough Depreciation	—	526	664
AFUDC	(1,048)	(729)	—
Investment and Other Tax Credits	(26,574)	(21,927)	(10,107)
Other - Net	(1,818)	(92)	232
Income Taxes:
Continuing Operations	11,479	22,502	28,811
Discontinued Operations	(629)	(302)	(337)
Net Income Taxes	$10,850	$22,200	$28,474

The provision for Income Taxes is comprised of the following (in thousands):

	2012	2011	2010
Current:
Federal	$(8,761)	$(844)	$(7,527)
State	221	345	7,753
Total Current	(8,540)	(499)	226
Deferred:
Federal	11,515	13,244	27,927
State	8,791	10,059	968
Total Deferred	20,306	23,303	28,895
Investment Tax Credit - Utility	(287)	(302)	(310)
Income Taxes:
Continuing Operations	11,479	22,502	28,811
Discontinued Operations	(629)	(302)	(337)
Net Income Taxes	$10,850	$22,200	$28,474

Investment Tax Credits attributable to SJG are deferred and amortized at the annual rate of 3.0%, which approximates the life of related assets.

South Jersey Industries, Inc.
Part II

The net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes resulted in the following net deferred tax liabilities (assets) at December 31 (in thousands):

	2012	2011
Current:
Net Operating Loss Carryforward	$(2,586)	$(14,900)
Derivatives / Unrealized Gain	257	2,187
Conservation Incentive Program	13,942	5,975
Budget Billing - Customer Accounts	1,033	(4,261)
Provision for Uncollectibles	(1,883)	(1,554)
Other	49	(226)
Current Deferred Tax (Asset) Liability - Net	$10,812	$(12,779)
Noncurrent:
Book versus Tax Basis of Property	$395,322	$338,472
Deferred Gas Costs - Net	3,325	12,005
Environmental	16,006	18,410
Deferred Regulatory Costs	15,374	7,397
Deferred State Tax	(17,924)	(14,250)
Investment Tax Credit Basis Gross-Up	(318)	(466)
Deferred Pension & Other Post Retirement Benefits	39,174	36,048
Pension & Other Post Retirement Benefits	(33,739)	(30,664)
Deferred Revenues	(9,367)	(8,073)
Derivatives / Unrealized Gain	(82)	(2,051)
Net Operating Loss Carryforward	(79,217)	(65,594)
Investment and Other Tax Credits	(71,547)	(26,820)
Equity In Loss Of Affiliated Companies	30,707	28,899
Other	1,775	2,121
Noncurrent Deferred Tax Liability - Net	$289,489	$295,434

As of December 31, 2012, SJI has total federal net operating loss carryforwards of $215.0 million and total state net operating loss carryforwards of $113.1 million. Of these totals, $170.6 million and $69.4 million of the federal and state net operating loss carryforwards, respectively, will expire in 2031, and $44.4 million and $43.7 million of the federal and state net operating loss carryforwards, respectively, will expire in 2032. SJI also has federal investment tax credit carryforwards of $70.3 million, of which $11.6 million will expire in 2030, $26.6 million will expire in 2031 and $32.1 million will expire in 2032. SJI has $1.2 million and $1.3 million of federal and state alternative minimum tax credits, respectively, which have no expiration date. A valuation allowance is established when it is determined that it is more likely than not that a deferred tax asset will not be realized.

The total unrecognized tax benefits as of December 31, 2012, 2011, and 2010 were $0.5 million, $0.7 million, and $0.8 million, respectively, which excludes $0.6 million, $0.7 million, and $0.7 million of accrued interest and penalties, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, is as follows (in thousands):

	2012	2011	2010
Balance at January 1,	$736	$793	$1,098
Increase as a result of tax positions taken in prior years	108	119	—
Decrease due to a lapse in the statute of limitations	(341)	(90)	(85)
Settlements	—	(86)	(220)
Balance at December 31,	$503	$736	$793

South Jersey Industries, Inc.
Part II

The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is not significant.  The Company's policy is to record interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively. These amounts were not significant in 2012, 2011 or 2010. There have been no significant changes to the unrecognized tax benefits during 2012, 2011 or 2010 and the Company does not anticipate any significant changes in the total unrecognized tax benefits within the next 12 months.

The unrecognized tax benefits are primarily related to an uncertainty of state income taxes.  Federal income tax returns from 2009 forward and state income tax returns primarily from 2008 forward are open and subject to examination.

5.	PREFERRED STOCK:

REDEEMABLE CUMULATIVE PREFERRED STOCK - SJI has 2,500,000 authorized shares of Preference Stock, no par value, which has not been issued.

6.	COMMON STOCK:

The following shares were issued and outstanding at December 31:

	2012	2011	2010
Beginning of Year	30,212,453	29,872,825	29,796,232
New Issues During Year:
Dividend Reinvestment Plan	1,397,583	259,359	—
Stock-Based Compensation Plan	43,226	80,269	76,593
End of Year	31,653,262	30,212,453	29,872,825

The par value ($1.25 per share) of stock issued was recorded in Common Stock and the net excess over par value at December 31, 2012, 2011, and 2010 of approximately $72.5 million, $16.0 million, and $2.8 million, respectively, was recorded in Premium on Common Stock.

EARNINGS PER COMMON SHARE (EPS) — Basic EPS is based on the weighted-average number of common shares outstanding.  The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 79,475, 86,031, and 112,551 shares for the years ended December 31, 2012, 2011 and 2010, respectively. These shares relate to SJI’s restricted stock as discussed in Note 2.

DIVIDEND REINVESTMENT PLAN (DRP) —The Company offers a DRP which allows participating shareholders to purchase shares of SJI common stock by automatic reinvestment of dividends or optional purchases. From April 2008 through April 2011, shares of common stock offered by the DRP have been purchased in open market transactions.  Beginning in May 2011, shares of common stock offered by the DRP have been issued directly by SJI from its authorized but unissued shares of common stock. The Company raised $70.2 million and $13.4 million of equity capital through the DRP during the years ended December 31, 2012 and 2011, respectively.

South Jersey Industries, Inc.
Part II

7.	FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS — In accordance with the terms of certain Marina and SJG loan agreements, unused proceeds are required to be escrowed pending approval of construction expenditures. As of both December 31, 2012 and 2011, the escrowed proceeds, including interest earned, totaled $1.3 million.

The Company maintains margin accounts with selected counterparties to support its risk management activities. The balances required to be held in these margin accounts increase as the net value of the outstanding energy related contracts with the respective counterparties decrease. As of December 31, 2012 and 2011, the balances in these accounts totaled $16.6 million and $17.3 million, respectively. The carrying amounts of the Restricted Investments approximate their fair values at December 31, 2012 and 2011, which would be included in Level 1 of the fair value hierarchy (See Note 17 - Fair Value of Financial Assets and Financial Liabilities).

LONG-TERM RECEIVABLES — SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources.  The terms of these loans call for customers to make monthly payments over a period of up to five years with no interest.  The carrying amounts of such loans were $13.6 million and $11.7 million as of December 31, 2012 and 2011, respectively. The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Contract Receivables on the consolidated balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $1.3 million and $1.2 million as of December 31, 2012 and 2011, respectively.  The annual amortization to interest is not material to the Company’s consolidated financial statements.   The carrying amounts of these receivables approximate their fair value at December 31, 2012 and 2011, which would be included in Level 2 of the fair value hierarchy (See Note 17 - Fair Value of Financial Assets and Financial Liabilities).

CREDIT RISK - As of December 31, 2012, approximately $10.6 million or 28.9% of current and noncurrent Derivatives–Energy Related Assets are with a single retail counterparty. This counterparty has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assigned to SJI in the event of default by the counterparty.

FINANCE OBLIGATION - During 2010, ACB Energy Partners LLC (ACB), a wholly-owned subsidiary of Energenic, of which Marina has a 50% equity interest, completed construction of a combined heat and power generating facility to serve, under an energy services agreement, a thermal plant owned by Marina. Construction period financing was provided by Marina. Due to its continuing involvement in the facility, Marina is considered the owner of the facility for accounting purposes. As a result, the Company included $23.6 million and $23.5 million of costs to construct the facility within Nonutility Property, Plant and Equipment on the consolidated balance sheets as of December 31, 2012 and 2011, respectively. In addition, the Company includes repayments from ACB to Marina on the construction loan within the Finance Obligation on the consolidated balance sheets. Marina does not have a fixed payment obligation to ACB; as a result, the Finance Obligation is classified as a noncurrent liability on the consolidated balance sheets. The costs to construct the facility and the repayments of the construction loan are amortized over the term of the energy services agreement. The impact on the consolidated statements of income is not significant. As a result, the Company recorded $21.6 million and $22.5 million, net of amortization, within Finance Obligation on the consolidated balance sheets at December 31, 2012 and 2011, respectively.

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE - The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. The carrying amounts of SJI's financial instruments approximate their fair values at December 31, 2012 and 2011, except as noted below.

•
For Long-Term Debt, in estimating the fair value, we use the present value of remaining cash flows at the balance sheet date. We based the estimates on interest rates available to SJI at the end of each period for debt with similar terms and maturities (Level 2 in the fair value hierarchy, see Note 17 - Fair Value of Financial Assets and Financial Liabilities). The estimated fair values of SJI's long-term debt, including current maturities, as of December 31, 2012 and 2011, were $682.3 million and $533.4 million, respectively. The carrying amounts of SJI's long-term debt, including current maturities, as of December 31, 2012 and 2011, was $626.4 million and $426.4 million, respectively.

OTHER FINANCIAL INSTRUMENTS – The carrying amounts of SJI’s other financial instruments approximate their fair values at December 31, 2012 and 2011.

South Jersey Industries, Inc.
Part II

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

Information about SJI’s operations in different reportable operating segments is presented below (in thousands):

	2012	2011	2010
Operating Revenues:
Gas Utility Operations	$421,874	$412,449	$475,982
Wholesale Energy Operations	17,429	68,370	88,729
Retail Energy Operations:
Retail Gas and Other Operations	80,486	100,977	114,536
Retail Electric Operations	144,197	206,422	207,576
On-Site Energy Production	38,308	39,919	38,138
Appliance Service Operations	13,646	17,056	19,735
Subtotal Retail Energy Operations	276,637	364,374	379,985
Corporate & Services	29,318	25,325	22,468
Subtotal	745,258	870,518	967,164
Intersegment Sales	(38,978)	(41,958)	(42,097)
Total Operating Revenues	$706,280	$828,560	$925,067

South Jersey Industries, Inc.
Part II

	2012	2011	2010
Operating Income (Loss):
Gas Utility Operations	$101,762	$102,663	$90,700
Wholesale Energy Operations	(2,142)	16,225	6,154
Retail Energy Operations:
Retail Gas and Other Operations	(1,204)	478	1,065
Retail Electric Operations	12,683	1,755	13,051
On-Site Energy Production	(1,696)	2,254	4,063
Appliance Service Operations	(225)	(1,539)	432
Subtotal Retail Energy Operations	9,558	2,948	18,611
Corporate and Services	720	(229)	1,027
Total Operating Income	$109,898	$121,607	$116,492

Depreciation and Amortization:
Gas Utility Operations	$44,171	$41,959	$39,502
Wholesale Energy Operations	229	253	252
Retail Energy Operations:
Retail Gas and Other Operations	78	33	35
On-Site Energy Production	9,604	4,527	3,920
Appliance Service Operations	308	322	344
Subtotal Retail Energy Operations	9,990	4,882	4,299
Corporate and Services	699	665	641
Total Depreciation and Amortization	$55,089	$47,759	$44,694

Interest Charges:
Gas Utility Operations	$12,427	$18,922	$17,641
Wholesale Energy Operations	229	54	94
Retail Energy Operations:
Retail Gas and Other Operations	139	186	172
On-Site Energy Production	4,936	5,436	3,898
Subtotal Retail Energy Operations	5,075	5,622	4,070
Corporate and Services	4,219	2,648	1,076
Subtotal	21,950	27,246	22,881
Intersegment Borrowings	(2,964)	(3,168)	(985)
Total Interest Charges	$18,986	$24,078	$21,896

Income Taxes:
Gas Utility Operations	$33,711	$34,281	$29,676
Wholesale Energy Operations	(907)	7,517	3,243
Retail Energy Operations:
Retail Gas and Other Operations	(144)	511	678
Retail Electric Operations	5,181	717	5,353
On-Site Energy Production	(26,811)	(22,258)	(10,635)
Appliance Service Operations	(75)	1,480	174
Subtotal Retail Energy Operations	(21,849)	(19,550)	(4,430)
Corporate and Services	524	254	322
Total Income Taxes	$11,479	$22,502	$28,811

South Jersey Industries, Inc.
Part II

	2012	2011	2010
Property Additions:
Gas Utility Operations	$156,990	$141,918	$111,653
Wholesale Energy Operations	23	83	682
Retail Energy Operations:
Retail Gas and Other Operations	177	22	31
On-Site Energy Production	107,993	57,093	50,427
Appliance Service Operations	34	254	141
Subtotal Retail Energy Operations	108,204	57,369	50,599
Corporate and Services	4,308	605	1,029
Total Property Additions	$269,525	$199,975	$163,963

	2012	2011
Identifiable Assets (See Note 1):
Gas Utility Operations	$1,786,459	$1,615,723
Wholesale Energy Operations	204,358	178,863
Retail Energy Operations:
Retail Gas and Other Operations	39,481	23,568
Retail Electric Operations	21,919	31,225
On-Site Energy Production	543,416	369,307
Appliance Service Operations	3,244	6,597
Subtotal Retail Energy Operations	608,060	430,697
Discontinued Operations	78	224
Corporate and Services	337,010	150,280
Intersegment Assets	(304,525)	(128,277)
Total Identifiable Assets	$2,631,440	$2,247,510

9.    LEASES:

The Company is considered to be the lessor of certain thermal energy generating property and equipment under an operating lease which expires in May 2027. As of December 31, 2012 and 2011 the carrying costs of this property and equipment under operating lease was $72.3 million and $74.0 million, respectively, (net of accumulated depreciation of $20.0 million and $17.5 million, respectively) and is included in Nonutility Property and Equipment in the consolidated balance sheets.

Minimum future rentals to be received on non-cancelable leases of thermal energy generating property and equipment as of December 31, 2012 for each of the next five years and in the aggregate are (in thousands):

Year ended December 31,
2013	$5,396
2014	5,396
2015	5,396
2016	5,396
2017	5,396
Thereafter	50,814
Total minimum future rentals	$77,794

Minimum future rentals do not include additional amounts to be received based on actual use of the leased property.

South Jersey Industries, Inc.
Part II

10.	RATES AND REGULATORY ACTIONS:

BASE RATES - SJG is subject to the rules and regulations of the BPU.  In September 2010, the BPU granted SJG a base rate increase of $42.1 million, which was predicated, in part, upon an 8.21% rate of return on rate base that included a 10.3% return on common equity. The $42.1 million includes $16.6 million of revenue previously recovered through the Conservation Incentive Program (CIP) and $6.8 million of revenues previously recovered through the Capital Investment Recovery Tracker (CIRT), resulting in incremental revenue of $18.7 million.  SJG was permitted to recover regulatory assets contained in its petition and defer certain federally mandated pipeline integrity management program costs for recovery in its next base rate case.  In addition, annual depreciation expense will be reduced by $1.2 million as a result of the amortization of excess cost of removal recoveries.  The BPU also authorized a Phase II of the base rate proceeding to review the costs of CIRT projects not rolled into rate base in the September 2010 settlement.

RATE MECHANISMS - SJG's tariff, a schedule detailing the terms, conditions and rate information applicable to the various types of natural gas service, as approved by the BPU, has several primary rate mechanisms as discussed in detail below:

Basic Gas Supply Service (BGSS) Clause - The BGSS price structure was approved by the BPU in January 2003, and allows SJG to recover all prudently incurred gas costs. BGSS charges to customers can be either monthly or periodic (annual). Monthly BGSS charges are applicable to large use customers and are referred to as monthly because the rate changes on a monthly basis pursuant to a BPU-approved formula based on commodity market prices. Periodic BGSS charges are applicable to lower usage customers, which include all of SJG's residential customers, and are evaluated at least annually by the BPU. However, to some extent, more frequent rate changes to the periodic BGSS are allowed. SJG collects gas costs from customers on a forecasted basis and defers periodic over/under recoveries to the following BGSS year, which runs from October 1 though September 30. If SJG is in a net cumulative undercollected position, gas costs deferrals are reflected on the balance sheet as a regulatory asset. If SJG is in a net cumulative overcollected position, amounts due back to customers are reflected on the balance sheet as a regulatory liability. SJG pays interest on net overcollected BGSS balances at the rate of return on rate base utilized by the BPU to set rates in the last base rate proceeding.

Regulatory actions regarding the BGSS were as follows:

•	June 2010 - SJG made its annual BGSS filing to the BPU requesting a $38.0 million, or a 13.9%, reduction in gas cost recoveries in response to projected decreases in wholesale gas costs.

•	September 2010 - The BPU approved, on a provisional basis, SJG's request for a $38.0 million, or 13.9%, reduction in gas cost recoveries.

•	March 2011 - SJG credited the accounts of its periodic BGSS customers with refunds totaling $21.1 million due to gas costs that were lower than projected during the winter season.

•	June 2011 - SJG filed its annual BGSS filing with the BPU requesting a $10.6 million, or 2.9%, reduction in gas cost recoveries commencing on October 1, 2011.

•
September 2011 - The BPU issued an Order finalizing the 2010-2011 provisional BGSS rate and approved, on a provisional basis, SJG's request for a $10.6 million or 2.9% reduction in gas cost recoveries.

•	December 2011 - SJG credited the accounts of its periodic BGSS customers with refunds totaling $18.7 million due to gas costs that were lower than projections.

•	May 2012 - The BPU issued an Order finalizing the 2011-2012 provisional BGSS rates.

•	June 2012 - SJG filed its annual BGSS filing with the BPU requesting a $27.0 million, or 8.8%, reduction in gas cost recoveries commencing on October 1, 2012.

•	September 2012 - The BPU issued an Order approving, on a provisional basis, SJG's request for a 27.0 million, or 8.8%, reduction in gas cost recoveries.

•	January 2013 - SJG credited the accounts of its periodic BGSS customers with refunds totaling $9.4 million due to gas costs that were lower than projections.

South Jersey Industries, Inc.
Part II

Conservation Incentive Program (CIP) - The primary purpose of the CIP is to promote conservation efforts, without negatively impacting financial stability, and to base SJG's profit margin on the number of customers rather than the amount of natural gas distributed to customers. In October 2006, the BPU approved SJG's CIP as a three-year pilot program. In January 2010, the BPU approved an extension of this program through September 2013.  Each CIP year begins October 1 and ends September 30 of the subsequent year. On a monthly basis during the CIP year, SJG records adjustments to earnings based on weather and customer usage factors, as incurred. Subsequent to each year, SJG makes filings with the BPU to review and approve amounts recorded under the CIP. BPU approved cash inflows or outflows generally will not begin until the next CIP year.

Regulatory actions regarding the CIP were as follows:

•
June 2010 - SJG made its annual CIP filing to the BPU requesting recovery of $20.0 million which included a $14.4 million non-weather related recovery and $5.6 million which was weather related.  The BGSS savings to be applied as an offset to the non-weather related recovery totaled $8.9 million.  As a result, SJG carried forward $5.5 million to be recovered from customers in the subsequent CIP year.

•	September 2010 - The BPU approved, on a provisional basis, the recovery of CIP revenue of $14.5 million.

•
June 2011 - SJG made its annual CIP filing to the BPU requesting recovery of $2.5 million, which includes a $2.7 million credit to customers for the current 2011-2012 CIP year and prior year carryovers of $5.2 million. The CIP credit of $2.7 million includes $1.3 million non-weather related credits and $1.4 million weather related credits.

•
September 2011 - The BPU issued an Order finalizing the 2010-2011 provisional CIP rates and also approved, on a provisional basis, the 2011-2012 CIP rates filed in June 2011, effective October 1, 2011.

•	May 2012 - The BPU issued an Order finalizing the 2011-2012 provisional CIP rates.

•	June 2012 - SJG made its annual CIP filing to the BPU requesting recovery of $28.0 million, which includes a $8.4 million non-weather related recovery and a $19.6 million weather related recovery.

•	September 2012 - The BPU issued an Order approving, on a provisional basis, the 2012-2013 CIP rates filed in June 2012, effective October 1, 2012.

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

Regulatory actions regarding the CIRT were as follows:

•
September 2010 - The BPU authorized $81.3 million of CIRT-related expenditures to be rolled into rate base and also authorized that the remaining balance of CIRT-related expenditures continue to be recovered.  These remaining expenditures will be reviewed and rolled into rate base during Phase II of the base rate case. This roll into base rates is still pending.

•	October 2010 - SJG made its annual CIRT filing, requesting approval to earn a return of, and a return on, $150.0 million in additional CIRT-related expenditures during 2011, 2012 and 2013.

•
March 2011 - The BPU approved a CIRT II program allowing SJG to accelerate an additional $60.3 million of capital spending into 2011 and 2012. Under CIRT II, SJG continues to earn a return on investment as the capital is spent, as it did under the original CIRT. The return of investment begins when the investments are rolled into rate base. As such, SJG is permitted to earn a return on CIRT II investments until the roll in is approved and recovery commences.

•
June 2011 - SJG filed a petition with the BPU requesting the recovery of a portion of CIRT II investments via a roll-in to rate base, and requested to increase the base rates by 0.5%. This petition is currently pending.

•
October 2011 - SJG filed a petition with the BPU requesting to modify and extend the CIRT II program. The petition requested an additional incremental investment of $40.0 million in 2012 and $50.0 million in 2013.

•	May 2012 - The BPU approved a modification and extension of the CIRT II program (CIRT III), allowing SJG to accelerate an incremental $35.0 million of capital spending through December 2012.

•	October 2012 - SJG filed a petition requesting a $13.2 million increase in annual revenues by rolling $110.6 million of CIRT I, II and III investments into base rates. This petition is still pending.

South Jersey Industries, Inc.
Part II

Accelerated Infrastructure Replacement Program (AIRP) - In July 2012, SJG filed a petition to implement a five-year, $250.0 million Accelerated Infrastructure Replacement Program to replace the annual CIRT programs. SJG was proposing to spend an incremental $50.0 million per year on the accelerated replacement of its cast iron and bare steel main and service infrastructure and is seeking a return on program investments as it had under prior CIRT programs. SJG's current CIRT III program expired on December 31, 2012 (see Note 18 - Subsequent Events).

Energy Efficiency Tracker (EET) - In January 2009, SJG filed a petition with the BPU requesting approval of an Energy Efficiency Program (EEP I) for residential, commercial and industrial customers.  Under this program, SJG is permitted to invest $17.0 million over two years in energy efficiency measures to be installed in customer homes and businesses. SJG also recovers incremental operating and maintenance expenses and earn a return of, and return on, program investments.

Regulatory actions regarding the EET were as follows:

•	July 2010 - SJG filed its annual 2010-2011 petition with the BPU requesting approval of a $3.1 million increase in EET recovery. This petition was superseded by the 2011-2012 filing.

•	November 2010 - SJG filed a petition with the BPU requesting a one year extension of the program and a reallocation of investment dollars between the EET programs to fund the more popular programs.

•	January 2011 - SJG's request to reallocate investment dollars between the programs and a one year extension was approved by the BPU.

•	June 2011 - SJG filed its annual 2011-2012 petition requesting approval of a $4.7 million increase in EET recovery. This petition was approved in September 2012.

•	October 2011 - SJG filed a petition requesting a modification of the EET with regards to the Combined Heat and Power (CHP) program. The BPU approved this petition in February 2012.

•
May 2012 - SJG filed a petition requesting the approval of a new Energy Efficiency Program (“EEP II”) and to continue the existing EET to recover all costs associated with the EEP II through a $3.1 million increase in annual revenues. These programs provide customers with increased incentives to reduce their natural gas consumption. This petition is currently pending.

•
June 2012 - SJG filed a petition requesting a continuation of the original Energy Efficiency Program (“EEP I”) to bridge the gap between the expiration of the EEP I program on April 30, 2012, and the implementation of the proposed new EEP II program. This petition was approved by the BPU in August 2012. Also in June, SJG filed its annual EET rate adjustment petition requesting a $5.8 million increase in annual revenues to recover the costs associated with its EEP I program. This petition is still pending.

•	September 2012 - The BPU approved the 2011-2012 annual filing petition of a $4.7 million increase in annual revenues, with rates effective October 1, 2012.

Societal Benefits Clause (SBC) - The SBC allows SJG to recover costs related to several BPU-mandated programs. Within the SBC are a Remediation Adjustment Clause (RAC), a New Jersey Clean Energy Program (NJCEP), a Universal Service Fund (USF) program and a Consumer Education Program (CEP).

Regulatory actions regarding the SBC, with the exception of USF which requires separate regulatory filings, were as follows:

•	September 2010 - SJG made its annual 2010-2011 SBC Filing, requesting a $21.5 million increase in SBC recoveries.

•	July 2011 - SJG made its annual 2011-2012 SBC filing requesting a $31.2 million increase in SBC recoveries. This petition is pending.

•	September 2011 - The BPU finalized rates for the 2008-2009 and 2009-2010 SBC petitions.

•	July 2012 - SJG made its annual 2012-2013 SBC filing requesting an $11.8 million increase in SBC recoveries. This petition is still pending.

•	September 2012 - The BPU finalized rates for the 2010-2011 SBC petition effective October 1, 2012.

South Jersey Industries, Inc.
Part II

Remediation Adjustment Clause (RAC) - The RAC recovers environmental remediation costs of 12 former gas manufacturing plants (See Note 15). The BPU allows SJG to recover such costs over seven-year amortization periods. The net between the amounts actually spent and amounts recovered from customers is recorded as a regulatory asset, Environmental Remediation Cost Expended - Net. Note that RAC activity affects revenue and cash flows but does not directly affect earnings because of the cost recovery over seven-year amortization periods. As of December 31, 2012 and 2011, SJG reflected the unamortized remediation costs of $37.9 million and $45.8 million, respectively, on the consolidated balance sheets under Regulatory Assets (See Note 11). Since implementing the RAC in 1992, SJG has recovered $74.6 million through rates.

New Jersey Clean Energy Program (NJCEP) - This mechanism recovers costs associated with SJG's energy efficiency and renewable energy programs.  In August 2008, the BPU approved the statewide funding of the NJCEP of $1.2 billion for the years 2009 through 2012.  Of this amount, SJG was responsible for expensing approximately $41.5 million over the four-year period.  In November 2012, the BPU approved a six-month extension of the program through June 2013. Under this extension, SJG is responsible for $7.5 million of funding. NJCEP adjustments affect revenue and cash flows but do not directly affect earnings as related costs are deferred and recovered through rates on an on-going basis.

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

•
June 2012 - SJG made its annual USF filing, along with the state's other electric and gas utilities, proposing to decrease annual statewide gas revenues by$0.5 million. This proposal was designed to decrease SJG's annual USF revenue by $0.1 million.

•
September 2012 - The BPU approved the statewide budget of $78.0 million for all of the State's gas utilities. SJG's portion of the total is approximately $8.2 million, which decreased rates effective October 1, 2012, resulting in a $0.1 million decrease to SJG's annual USF recoveries.

Other Regulatory Matters -

Unbundling - Effective January 10, 2000, the BPU approved full unbundling of SJG's system. This allows all natural gas consumers to select their natural gas commodity supplier. As of December 31, 2012, 45,424 of SJG's customers were purchasing their gas commodity from someone other than SJG. Customers choosing to purchase natural gas from providers other than the utility are charged for the cost of gas by the marketer. The resulting decrease in utility revenues is offset by a corresponding decrease in gas costs. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income or financial condition. The BPU continues to allow for full recovery of prudently incurred natural gas costs through the BGSS. Unbundling did not change the fact that SJG still recovers cost of service, including certain deferred costs, through base rates.

South Jersey Industries, Inc.
Part II

Pipeline Integrity - In October 2005, SJG filed a petition with the BPU to implement a Pipeline Integrity Management Tracker (Tracker). The purpose of this Tracker was to recover incremental costs to be incurred by SJG as a result of new federal regulations, which are aimed at enhancing public safety and reliability. The regulations require that utilities use a comprehensive analysis to assess, evaluate, repair and validate the integrity of certain transmission lines in the event of a leak or failure. As part of SJG's September 2010 base rate increase, SJG was permitted to recover previously deferred pipeline integrity costs incurred through September 2010.  In addition, SJG is authorized to defer future program costs, including related carrying costs, for recovery in the next base rate proceeding, subject to review by the BPU.  Accordingly, SJG withdrew its petition for the Pipeline Integrity Management Tracker.  As of December 31, 2012 and 2011, deferred pipeline integrity costs totaled $1.6 million and $1.2 million, respectively, and are included in other regulatory assets.

Filings and petitions described above are still pending unless otherwise indicated.

11.	REGULATORY ASSETS & REGULATORY LIABILITIES:

The discussion under Note 10, Rates and Regulatory Actions, is integral to the following explanations of specific regulatory assets and liabilities.

Regulatory Assets consisted of the following items (in thousands):

	December 31, 2012	December 31, 2011
Environmental Remediation Costs:
Expended - Net	$37,892	$45,815
Liability for Future Expenditures	107,410	89,984
Deferred Asset Retirement Obligation Costs	30,199	25,162
Deferred Pension and Other Postretirement Benefit Costs	95,897	88,624
Deferred Gas Costs - Net	—	22,441
Conservation Incentive Program Receivable	31,686	13,580
Societal Benefit Costs Receivable	12,801	8,618
Premium for Early Retirement of Debt	1,075	537
Deferred Interest Rate Contracts	7,761	8,146
Energy Efficiency Tracker	12,306	8,464
Pipeline Supplier Service Charges	8,771	—
Other Regulatory Assets	6,858	3,850

Total Regulatory Assets	$352,656	$315,221

Except where noted below, all regulatory assets are or will be recovered through utility rate charges, as detailed in the following discussion. SJG is currently permitted to recover interest on Environmental Remediation Costs and Societal Benefit Costs Receivable while the other assets are being recovered without a return on investment.

South Jersey Industries, Inc.
Part II

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

Deferred Asset Retirement Obligation (ARO) Costs - This regulatory asset resulted from the recording of ARO and additional utility plant, primarily related to a legal obligation SJG has for certain safety requirements upon the retirement of its gas distribution and transmission system. SJG recovers asset retirement costs through rates charged to customers. All related accumulated accretion and depreciation amounts for these ARO represent timing differences in the recognition of retirement costs that SJG is currently recovering in rates and, as such, SJG is deferring such differences as regulatory assets.

Deferred Gas Costs and Deferred Revenues - Net - Over/under collections of gas costs are monitored through SJG’s BGSS clause.  Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability (See Note 10).  Derivative contracts used to hedge SJG's natural gas purchases are also included in the BGSS, subject to BPU approval.  The change from a $22.4 million regulatory asset at December 31, 2011 to a $10.9 million regulatory liability at December 31, 2012 was due to gas costs recovered from customers exceeding the actual cost of the commodity incurred during 2012 due to decreasing natural gas prices.

Deferred Pension and Other Postretirement Benefit Costs - The BPU authorized SJG to recover costs related to postretirement benefits under the accrual method of accounting consistent with GAAP.  SJG deferred amounts accrued prior to that authorization and amortized them as allowed by the BPU over 15 years through 2012. Upon the adoption of FASB ASC Topic 715 “Compensation - Retirement Benefits” in 2006, SJG's regulatory asset was increased by $37.1 million representing the recognition of the underfunded positions of SJG's pension and other postretirement benefit plans.  Subsequent adjustments to this balance occur annually to reflect changes in the funded positions of these benefit plans caused by changes in actual plan experience as well as assumptions of future experience (See Note 12).

Conservation Incentive Program Receivable - The impact of the CIP is recorded as an adjustment to earnings as incurred, while cash recovery under the CIP generally occurs during the subsequent CIP year (see Note 10).

Societal Benefit Costs Receivable - This regulatory asset primarily represents cumulative costs less recoveries under the USF program.

Premium for Early Retirement of Debt - At December 31, 2012, this regulatory asset represents unamortized debt issuance costs related to long-term debt refinancings. Unamortized debt issuance costs are being amortized over the term of the new debt issue pursuant to regulatory approval by the BPU.

Energy Efficiency Tracker - This regulatory asset represents cumulative investments less recoveries under the Energy Efficiency Program.

Pipeline Supplier Service Charges - This regulatory asset represents costs necessary to maintain adequate supply and system pressures, which are being recovered on a monthly basis through the BGSS over the term of the underlying supplier contracts (See Note 10).

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

South Jersey Industries, Inc.
Part II

Regulatory Liabilities consisted of the following items (in thousands):

	December 31, 2012	December 31, 2011
Excess Plant Removal Costs	$45,593	$47,230
Deferred Revenues - Net	10,924	—
Other Regulatory Liabilities	—	1,081

Total Regulatory Liabilities	$56,517	$48,311

Excess Plant Removal Costs - Represents amounts accrued in excess of actual utility plant removal costs incurred to date.  As part of SJG's September 2010 base rate increase, SJG is required to amortize approximately $1.2 million of this balance to depreciation expense each year.

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

Net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits
	2012	2011	2010
Service Cost	$4,533	$3,918	$3,426
Interest Cost	9,622	9,524	9,197
Expected Return on Plan Assets	(10,341)	(9,367)	(8,402)
Amortizations:
Prior Service Cost	251	267	280
Actuarial Loss	7,629	5,440	4,751
Net Periodic Benefit Cost	11,694	9,782	9,252
ERIP Costs	—	102	—
Capitalized Benefit Costs	(4,684)	(3,661)	(3,445)
Total Net Periodic Benefit Expense	$7,010	$6,223	$5,807

	Other Postretirement Benefits
	2012	2011	2010
Service Cost	$1,037	$996	$920
Interest Cost	3,001	3,201	3,267
Expected Return on Plan Assets	(2,105)	(2,248)	(1,937)
Amortizations:
Prior Service Credits	(283)	(355)	(355)
Actuarial Loss	1,725	1,654	1,495
Net Periodic Benefit Cost	3,375	3,248	3,390
Capitalized Benefit Costs	(1,340)	(1,222)	(1,295)
Total Net Periodic Benefit Expense	$2,035	$2,026	$2,095

Capitalized benefit costs reflected in the table above relate to SJG’s construction program.

The ERIP costs reflected in the table above relate to an early retirement plan offered during 2011 to one of our business segments.

South Jersey Industries, Inc.
Part II

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

Details of the activity within the Regulatory Asset and Accumulated Other Comprehensive Loss associated with Pension and Other Postretirement Benefits are as follows (in thousands):

	Regulatory Assets		Accumulated Other Comprehensive Loss (pre-tax)
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Balance at January 1, 2011	$47,197	$21,064	$23,763	$3,166

Amounts Arising during the Period:
Net Actuarial Loss	17,861	6,060	10,436	1,567
Prior Service Cost	—	524	—	104
Amounts Amortized to Net Periodic Costs:
Net Actuarial Loss	(3,028)	(1,467)	(2,386)	(186)
Prior Service (Cost) Credit	(219)	254	(47)	94

Balance at December 31, 2011	61,811	26,435	31,766	4,745

Amounts Arising during the Period:
Net Actuarial (Gain) Loss	11,599	2,089	6,811	(446)
Amounts Amortized to Net Periodic Costs:
Net Actuarial Loss	(4,490)	(1,535)	(3,103)	(187)
Prior Service (Cost) Credit	(207)	195	(43)	83

Balance at December 31, 2012	$68,713	$27,184	$35,431	$4,195

The estimated costs that will be amortized from Regulatory Assets into net periodic benefit costs in 2013 are as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
Prior Service Costs (Credits)	$206	$(195)
Net Actuarial Loss	$5,141	$1,605

The estimated costs that will be amortized from Accumulated Other Comprehensive Loss into net periodic benefit costs in 2013 are as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
Prior Service Costs (Credits)	$44	$(89)
Net Actuarial Loss	$3,599	$257

South Jersey Industries, Inc.
Part II

A reconciliation of the plans' benefit obligations, fair value of plan assets, funded status and amounts recognized in SJI's consolidated balance sheets follows (in thousands):

	Pension Benefits		Other Postretirement Benefits

	2012	2011	2012	2011
Change in Benefit Obligations:
Benefit Obligation at Beginning of Year	$194,990	$167,500	$64,451	$58,465
Service Cost	4,533	3,918	1,037	996
Interest Cost	9,622	9,524	3,001	3,201
Actuarial Loss	23,952	22,162	3,861	5,018
Retiree Contributions	—	—	342	370
Plan Amendments	—	102	—	631
Benefits Paid	(8,708)	(8,216)	(3,913)	(4,230)
Benefit Obligation at End of Year	$224,389	$194,990	$68,779	$64,451

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$116,718	$120,600	$31,896	$32,119
Actual Return on Plan Assets	15,935	3,114	4,263	(373)
Employer Contributions	26,215	1,220	3,444	4,010
Retiree Contributions	—	—	342	370
Benefits Paid	(8,708)	(8,216)	(3,913)	(4,230)
Fair Value of Plan Assets at End of Year	$150,160	$116,718	$36,032	$31,896

Funded Status at End of Year:	$(74,229)	$(78,272)	$(32,747)	$(32,555)
Amounts Related to Unconsolidated Affiliate	161	245	375	286
Accrued Net Benefit Cost at End of Year	$(74,068)	$(78,027)	$(32,372)	$(32,269)

Amounts Recognized in the Statement of Financial Position Consist of:
Current Liabilities	$(1,272)	$(1,275)	$—	$—
Noncurrent Liabilities	(72,796)	(76,752)	(32,372)	(32,269)
Net Amount Recognized at End of Year	$(74,068)	$(78,027)	$(32,372)	$(32,269)

Amounts Recognized in Regulatory Assets Consist of:
Prior Service Costs	$842	$1,049	$758	$563
Net Actuarial Loss	67,871	60,762	26,426	25,872
	$68,713	$61,811	$27,184	$26,435

Amounts Recognized in Accumulated Other Comprehensive Loss Consist of (pre-tax):
Prior Service Costs (Credit)	$111	$153	$68	$(14)
Net Actuarial Loss	35,320	31,613	4,127	4,759
	$35,431	$31,766	$4,195	$4,745

South Jersey Industries, Inc.
Part II

The projected benefit obligation (PBO) and accumulated benefit obligation (ABO) of SJI's qualified employee pension plans were $186.4 million and $168.9 million, respectively, as of December 31, 2012, and $163.1 million and $147.3 million, respectively, as of December 31, 2011.  The ABO of these plans exceeded the value of the plan assets as of December 31, 2012 and 2011.  The value of these assets can be seen in the table above. The PBO and ABO for SJI's non-funded SERP were $38.0 million and $36.3 million, respectively, as of December 31, 2012, and $31.9 million and $29.6 million, respectively, as of December 31, 2011. The SERP is reflected in the tables above and has no assets.

The weighted-average assumptions used to determine benefit obligations at December 31 were:

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
Discount Rate	4.26%	5.03%	4.14%	4.92%
Rate of Compensation Increase	3.25%	3.25%	3.25%	3.25%

The weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 were:

	Pension Benefits			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Discount Rate	5.03%	5.78%	6.22%	4.92%	5.55%	6.22%
Expected Long-Term Return on Plan Assets	7.50%	8.00%	7.75%	6.60%	7.00%	6.80%
Rate of Compensation Increase	3.25%	3.25%	3.60%	3.25%	3.25%	3.60%

All obligations disclosed herein reflect the use of the RP 2000 mortality tables.

The discount rates used to determine the benefit obligations at December 31, 2012 and 2011, which are used to determine the net periodic benefit cost for the subsequent year, were based on a portfolio model of high-quality investments with maturities that match the expected benefit payments under our pension and other postretirement benefit plans.

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

The assumed health care cost trend rates at December 31 were:

	2012	2011
Medical Care and Drug Cost Trend Rate Assumed for Next Year	7.00%	7.50%
Dental Care Cost Trend Rate Assumed for Next Year	4.75%	4.75%
Rate to which Cost Trend Rates are Assumed to Decline (the Ultimate Trend Rate)	4.75%	4.75%
Year that the Rate Reaches the Ultimate Trend Rate	2019	2019

South Jersey Industries, Inc.
Part II

Assumed health care cost trend rates have a significant effect on the amounts reported for SJI's postretirement health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on the Total of Service and Interest Cost	$256	$(181)
Effect on Postretirement Benefit Obligation	$3,263	$(2,721)

PLAN ASSETS - The Company's overall investment strategy for pension plan assets is to achieve a diversification by asset class, style of manager, and sector and industry limits to achieve investment results that match the actuarially assumed rate of return, while preserving the inflation adjusted value of the plans.  The Company has implemented this diversification strategy primarily with commingled common/collective trust funds.  The target allocations for pension plan assets are 28-48 percent U.S. equity securities, 13-25 percent international equity securities, 32-42 percent fixed income investments, and 2-14 percent to all other types of investments.  Equity securities include investments in commingled common/collective trust funds as well as large-cap, mid-cap and small-cap companies.  Fixed income securities include commingled common/collective trust funds, group annuity contracts for pension payments, and hedge funds.  Other types of investments include investments in private equity funds and real estate funds that follow several different strategies.

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

SJI evaluated its pension and other postretirement benefit plans' asset portfolios for the existence of significant concentrations of credit risk as of December 31, 2012.  Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country, and individual fund.  As of December 31, 2012, there were no significant concentrations (defined as greater than 10 percent of plan assets) of risk in SJI's pension and other postretirement benefit plan assets.

GAAP establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques.  This hierarchy groups assets into three distinct levels, as fully described in Note 17, that will serve as the basis for presentation throughout the remainder of this Note.

South Jersey Industries, Inc.
Part II

The fair values of SJI's pension plan assets at December 31, 2012 and 2011 by asset category are as follows (in thousands):

Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2012
Cash / Cash Equivalents:
Common/Collective Trust Funds (a)	$600	$—	$600	$—
STIF-Type Instrument (b)	1,056	—	1,056	—
Equity securities:
Common/Collective Trust Funds - U.S. (a)	42,373	—	42,373	—
Common/Collective Trust Funds - International (a)	29,491	—	29,491	—
U.S. Large-Cap (c)	8,963	8,963	—	—
U.S. Mid-Cap (c)	5,275	5,275	—	—
U.S. Small-Cap (c)	10	10	—	—
International (c)	1,838	1,838	—	—
Fixed Income:
Common/Collective Trust Funds (a)	38,880	—	38,880	—
Guaranteed Insurance Contract (d)	12,449	—	—	12,449
Other types of investments:
Private Equity Fund (e)	3,216	—	—	3,216
Common/Collective Trust Fund - Real Estate (f)	6,009	—	—	6,009
Total	$150,160	$16,086	$112,400	$21,674

Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2011
Cash / Cash Equivalents:
Common/Collective Trust Funds (a)	$685	$—	$685	$—
STIF-Type Instrument (b)	1,036	—	1,036	—
Equity securities:
Common/Collective Trust Funds - U.S. (a)	32,957	—	32,957	—
Common/Collective Trust Funds - International (a)	16,263	—	16,263	—
U.S. Large-Cap (c)	6,840	6,840	—	—
U.S. Mid-Cap (c)	6,097	6,097	—	—
International (c)	2,137	2,137	—	—
Fixed Income:
Common/Collective Trust Funds (a)	29,757	—	29,757	—
Guaranteed Insurance Contract (d)	12,274	—	—	12,274
Other types of investments:
Private Equity Fund (e)	3,212	—	—	3,212
Common/Collective Trust Fund - Real Estate (f)	5,460	—	—	5,460
Total	$116,718	$15,074	$80,698	$20,946

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

South Jersey Industries, Inc.
Part II

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

(e)
This category represents a limited partnership/commingled trust which includes several investments in U.S. leveraged buyout, venture capital, and special situation funds.  Fund valuations are reported on a 90 day lag and, therefore, the value reported herein represents the market value as of September 30, 2012 and 2011, respectively.  The fund's investments are stated at fair value, which is generally based on the valuations provided by the general partners or managers of such investments.  Fund investments are illiquid and resale is restricted.  These funds are classified as Level 3 investments.

(f)
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

Fair Value Measurement Using Significant
Unobservable Inputs (Level 3)
(In thousands)

	Guaranteed		Private
	Insurance	Hedge	Equity	Real
	Contract	Funds	Funds	Estate	Total

Balance at January 1, 2011	$12,561	$124	$3,152	$4,624	$20,461
Actual return on plan assets:
Relating to assets still held at the reporting date	834	—	388	836	2,058
Relating to assets sold during the period	7	(2)	—	—	5
Purchases, Sales and Settlements	(1,128)	(122)	(328)	—	(1,578)
Balance at December 31, 2011	12,274	—	3,212	5,460	20,946
Actual return on plan assets:
Relating to assets still held at the reporting date	1,219	—	(190)	549	1,578
Relating to assets sold during the period	(12)	—	604	—	592
Purchases, Sales and Settlements	(1,032)	—	(410)	—	(1,442)
Balance at December 31, 2012	$12,449	$—	$3,216	$6,009	$21,674

South Jersey Industries, Inc.
Part II

As with the pension plan assets, the Company's overall investment strategy for post-retirement benefit plan assets is to achieve a diversification by asset class, style of manager, and sector and industry limits to achieve investment results that match the actuarially assumed rate of return, while preserving the inflation adjusted value of the plans.  The Company has implemented this diversification strategy with a mix of common/collective trust funds and mutual funds.  The target allocations for post-retirement benefit plan assets are 33-43 percent U.S. equity securities, 20-30 percent international equity securities, and 32-42 percent fixed income investments.  Equity securities include investments in large-cap, mid-cap and small-cap companies within mutual funds or common/collective trust funds.  Fixed income securities within the common/collective trust fund include primarily investment grade, U.S. Government and mortgage-backed financial instruments.

The fair values of SJI's other postretirement benefit plan assets at December 31, 2012 and 2011 by asset category are as follows (in thousands):

Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2012:
Equity Securities:
Common/Collective Trust Funds - U.S. (a)	$10,992	$—	$10,992	$—
Common/Collective Trust Funds - International (a)	9,340	—	9,340	—
Mutual Fund - U.S. Large-Cap (b)	2,563	2,563	—	—
Fixed Income:
Corporate Bonds (a)	13,137	—	13,137	—
Total	$36,032	$2,563	$33,469	$—

Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2011:
Equity Securities:
Common/Collective Trust Funds - U.S. (a)	$9,886	$—	$9,886	$—
Common/Collective Trust Funds - International (a)	6,104	—	6,104	—
Mutual Fund - U.S. Large-Cap (b)	2,021	2,021	—	—
Mutual Fund - International (b)	842	842	—	—
Fixed Income:
Corporate Bonds (a)	13,043	—	13,043	—
Total	$31,896	$2,863	$29,033	$—

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

South Jersey Industries, Inc.
Part II

FUTURE BENEFIT PAYMENTS - The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years (in thousands):

	Pension Benefits	Other Postretirement Benefits
2013	$8,928	$4,620
2014	$9,321	$4,546
2015	$9,735	$4,620
2016	$10,149	$4,674
2017	$10,562	$4,796
2018 - 2022	$67,100	$25,020

CONTRIBUTIONS - SJI contributed $25.0 million to the pension plans during the year ended December 31, 2012. No contribution was made to the pension plans during the year ended December 31, 2011.  SJI also made a $12.7 million pension contribution in January 2013. Payments related to the unfunded SERP plan are expected to approximate $1.3 million in 2013 and have remained consistent over the past few years. SJG also has a regulatory obligation to contribute approximately $3.6 million annually to its other postretirement benefit plans’ trusts, less costs incurred directly by SJG.

DEFINED CONTRIBUTION PLAN - SJI offers an Employees' Retirement Savings Plan (Savings Plan) to eligible employees.  For employees eligible for participation in SJI's defined benefit pension plan, SJI matches 50% of participants' contributions up to 6% of base compensation. For employees who are not eligible for participation in SJI's defined benefit pension plans, SJI matches 50% of participants' contributions up to 8% of base compensation. Employees not eligible for the pension plans also receive a year-end contribution of $1,000, if 10 or fewer years of service, or $1,500, if more than 10 years of service. The amount expensed and contributed for the matching provision of the Savings Plan approximated $1.6 million, $1.5 million, and $1.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

South Jersey Industries, Inc.
Part II

13.	UNUSED LINES OF CREDIT:

Credit facilities and available liquidity as of December 31, 2012 were as follows (in thousands):

Company	Total Facility	Usage	Available Liquidity	Expiration Date
SJG:
Commercial Paper Program/Revolving Credit Facility	$200,000	$102,100	$97,900	May 2015
Uncommitted Bank Lines (B)	10,000	—	10,000	August 2013

Total SJG	210,000	102,100	107,900

SJI:

Revolving Credit Facility	300,000	218,700	81,300	February 2018 (A)
Term Line of Credit (C)	50,000	50,000	—	November 2013

Total SJI	350,000	268,700	81,300

Total	$560,000	$370,800	$189,200

(A) Includes letters of credit outstanding in the amount of $31.9 million.

(B) SJG reduced the uncommitted bank lines by $10.0 million during 2012.
(C) In June 2012, SJI increased its term line of credit by $20.0 million, which matures in November 2013.

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary, the SJI facilities can also be used to support SJG’s liquidity needs. Borrowings under these credit facilities are at market rates. The weighted average interest rate on these borrowings, which changes daily, was 1.10%, 1.12% and 0.99% at December 31, 2012, 2011 and 2010, respectively. Average borrowings outstanding under these credit facilities, not including letters of credit, during the years ended December 31, 2012 and 2011 were $355.3 million and $156.9 million, respectively. The maximum amounts outstanding under these credit facilities, not including letters of credit, during the years ended December 31, 2012 and 2011 were $462.2 million and $337.5 million, respectively.

The SJI and SJG facilities are provided by a syndicate of banks and contain one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreements) to not more than 0.65 to 1, measured at the end of each fiscal quarter. SJI and SJG were in compliance with this covenant as of December 31, 2012.

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

South Jersey Industries, Inc.
Part II

14.	LONG-TERM DEBT:

Outstanding Long-Term Debt at December 31 consisted of the following:

		2012	2011
Long-Term Debt (A):
South Jersey Gas Company:
First Mortgage Bonds: (B)

4.46%	Series due 2013	$10,500	$10,500
5.027%	Series due 2013	14,500	14,500
4.52%	Series due 2014	11,000	11,000
5.115%	Series due 2014	10,000	10,000
5.387%	Series due 2015	10,000	10,000
5.437%	Series due 2016	10,000	10,000
4.6%	Series due 2016	17,000	17,000
4.657%	Series due 2017	15,000	15,000
7.97%	Series due 2018	10,000	10,000
7.125%	Series due 2018	20,000	20,000
5.587%	Series due 2019	10,000	10,000
3.00%	Series due 2024 (C)	50,000	—
3.03%	Series due 2024 (C)	35,000	—
3.63%	Series due 2025	10,000	10,000
4.84%	Series due 2026	15,000	15,000
4.93%	Series due 2026	45,000	45,000
4.03%	Series due 2027	45,000	45,000
7.7%	Series due 2027 (D)	—	35,000
3.74%	Series due 2032 (D)	35,000	—
5.55%	Series due 2033	32,000	32,000
6.213%	Series due 2034	10,000	10,000
5.45%	Series due 2035	10,000	10,000

Series A 2006 Bonds at variable rates due 2036 (E)		25,000	25,000

Marina Energy LLC: (F)
Series A 2001 Bonds at variable rates due 2031		20,000	20,000
Series B 2001 Bonds at variable rates due 2021		25,000	25,000
Series A 2006 Bonds at variable rates due 2036		16,400	16,400

South Jersey Industries (G)
2.39%	Series A 2012 Notes due 2015	64,000	—
2.71%	Series B 2012 Notes due 2017	16,000	—
3.46%	Series C 2012 Notes due 2022	35,000	—

Total Long-Term Debt Outstanding		626,400	426,400
Less Current Maturities		(25,000)	(2,187)

Total Long-Term Debt		$601,400	$424,213

South Jersey Industries, Inc.
Part II

(A)	Long-term debt maturities and sinking funds requirements for the succeeding five years are as follows (in thousands): 2013, $25,000; 2014, $21,000; 2015, $74,909; 2016, $27,909; 2017, $31,909.

(B)	The First Mortgage dated October 1, 1947, as supplemented, securing the First Mortgage Bonds constitutes a direct first mortgage lien on substantially all utility plant.

(C)
In September 2012, SJG issued $50.0 million of 3.00% aggregate principal amount of MTN's due September 2024. In November 2012, SJG issued $35.0 million of 3.03% aggregate principal amount of MTN's due November 2024.

(D)
In February 2012, SJG called its $35.0 million, 7.70% MTN's due April 2027 at par plus a 2.0% premium. The early redemption occurred concurrently with the issuance in April 2012 of $35.0 million, 3.74% Series D MTN's due April 2032.

(E)
These variable rate demand bonds bear interest at a floating rate that resets weekly. The interest rate as of December 31, 2012 was 0.17%. Liquidity support on these bonds is provided under a separate letter of credit facility that expires in August, 2015. These bonds contain no financial covenants.

(F)
Marina has issued $61.4 million of unsecured variable-rate revenue bonds through the New Jersey Economic Development Authority (NJEDA). The variable rates at December 31, 2012 for the Series A 2001, Series B 2001, and Series A 2006 bonds were 0.14%, 0.24% and 0.14% respectively. The interest rate on all but $27.1 million of the bonds has been effectively fixed via interest rate swaps at 4.41% until January 2026.  These bonds contain no financial covenants.  Liquidity support on these bonds is provided under a letter of credit facility from a commercial bank that expires in August, 2015.

(G)
In June 2012, the Company issued $115.0 million aggregate principal amount of long-term debt, consisting of the following: (a) $64.0 million aggregate principal amount of 2.39% Senior Notes due June 2015; (b) $16.0 million aggregate principal amount of 2.71% Senior Notes due June 2017; and (c) $35.0 million aggregate principal amount of 3.46% Senior Notes due June 2022.

In December 2011, SJG received approval from the BPU to issue up to $200.0 million in long-term debt under its MTN program by September 2014. At December 31, 2012, $80.0 million was available under this program.

15.	COMMITMENTS AND CONTINGENCIES:

GAS SUPPLY CONTRACTS - In the normal course of business, SJG and SJRG have entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The transportation and storage service agreements with interstate pipeline suppliers were made under FERC approved tariffs. SJRG's cumulative obligation for demand charges and reservation fees paid to suppliers for these services is approximately $0.4 million per month. SJG's cumulative obligation for demand charges and reservation fees paid to suppliers for these services averages approximately $3.8 million per month and is recovered on a current basis through the BGSS.  SJRG has also committed to purchase a minimum of 465,700 dts/d and up to 700,000 dts/d of natural gas, from various suppliers, for terms ranging from three to ten years at index based prices.

PENDING LITIGATION - The Company is subject to claims arising in the ordinary course of business and other legal proceedings. The Company has been named in, among other actions, certain product liability claims related to our former sand mining subsidiary. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $3.1 million and $2.9 million related to all claims in the aggregate as of December 31, 2012 and 2011, respectively. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

COLLECTIVE BARGAINING AGREEMENTS — Unionized personnel represent approximately 46.0% of our workforce at December 31, 2012. The Company has collective bargaining agreements with two unions that represent these employees: the International Brotherhood of Electrical Workers (IBEW) Local 1293 and the International Association of Machinists and Aerospace Workers (IAM) Local 76.  SJG employees represented by the IBEW operated under a collective bargaining agreement that was set to expire February 28, 2013, however a new collective bargaining agreement was agreed to and commences on March 1, 2013 and runs through February 28, 2017. SJESP employees represented by the IBEW operate under a collective bargaining agreement that runs through February 28, 2014. The remaining unionized employees represented by the IAM operate under a collective bargaining agreement that expires in August 2014.

South Jersey Industries, Inc.
Part II

GUARANTEES - As of December 31, 2012, SJI, the parent company, has issued guarantees to third parties on behalf of its consolidated subsidiaries. These guarantees were issued to guarantee payment to third parties with whom SJI's consolidated subsidiaries have commodity supply contracts and for Marina's construction and operating activities. As of December 31, 2012, these guarantees support future firm commitments of SJI's consolidated subsidiaries and $74.7 million of the Accounts Payable already recorded on SJI's consolidated balance sheet.

The Company has recorded a liability of $1.9 million which is included in Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the consolidated balance sheets as of December 31, 2012 for the fair value of the following guarantees:

In April 2007, SJI guaranteed certain obligations of LVE Energy Partners, LLC (LVE) an unconsolidated joint venture in which Marina has a 50% equity interest.  LVE entered into a 25-year contract with a resort developer to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada.  LVE began construction of the facility in 2007 and expected to provide full energy service in 2010 when the resort was originally scheduled to be completed.  LVE suspended construction of the district energy system and central energy center in January 2009 after the resort developer’s August 2008 announcement that it was delaying the completion of construction of the resort due to the difficult environment in the capital markets and weak economic conditions.  The resort developer had indicated that it was considering different strategies to move its project forward, including opening its project in phases and obtaining a partner, but that it was unlikely construction would resume during 2009.  In November 2012, the resort developer, repeating previous disclosures, indicated again that it does not expect to resume construction on the project for three to five years.  The resort developer stated that it remains committed to having a significant presence on the Las Vegas Strip as part of a long-term growth strategy and continues to view this site as a major strategic asset.

The district energy system and central energy center are being financed by LVE with debt that is non-recourse to SJI. The outstanding balance of LVE’s bank debt is approximately $192.1 million as of December 31, 2012.  As a result of the construction delay, the district energy system and central energy center were not completed by the end of 2010 as originally expected. Consequently, the full amount of LVE’s debt became due and payable in December 2010. LVE intends to seek additional financing to complete the facility once construction of the resort resumes, however, as of December 31, 2010, LVE was in default under the financing agreements with the banks.  The Energy Sales Agreement between LVE and the resort developer includes a payment obligation by the resort developer to pay certain fees and expenses to LVE. A portion of this payment obligation is guaranteed to LVE’s lenders by the parent of the resort developer.

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

As of December 31, 2012, the Company had a net liability of approximately $1.6 million included in Other Noncurrent Liabilities on the consolidated balance sheets related to this project, in addition to unsecured Notes Receivable – Affiliate of approximately $56.8 million due from LVE. As of December 31, 2012, SJI’s capital at risk is limited to its equity contributions, letters of credit and the unsecured notes receivable totaling approximately $72.5 million. During 2012, SJI provided support to LVE of approximately $2.2 million to cover interest and other project related costs.

As a result of the construction delay, management has evaluated the investment in LVE and concluded that the fair value of this investment continues to be in excess of the carrying value as of December 31, 2012.

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

SJI has guaranteed certain obligations of WC Landfill Energy, LLC (WCLE) and BC Landfill Energy, LLC (BCLE), unconsolidated joint ventures in which Marina has a 50% equity interest through Energenic. WCLE and BCLE have entered into agreements through 2018 and 2027, respectively, with the respective county governments to lease and operate facilities that will produce electricity from landfill methane gas.  Although unlikely, the maximum amount that SJI could be obligated for, in the event that WCLE and BCLE do not meet minimum specified levels of operating performance and no mitigating action is taken, or are unable to meet certain financial obligations as they become due, is approximately $4.2 million each year.  SJI and its partner in these joint ventures have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees.  SJI holds variable interests in WCLE and BCLE but is not the primary beneficiary.

In February 2011, ACR Energy Partners, LLC (ACR), a wholly-owned subsidiary of Energenic, of which Marina has a 50% equity interest, entered into a 20 year contract with a developer to build, own and operate a central energy center and energy distribution system for a new hotel, casino and entertainment complex in Atlantic City, New Jersey. The complex commenced operations in April 2012 and as a result, ACR is providing full energy services to the complex. During the year ended December 31, 2012, Marina and its joint venture partner each made capital contributions to ACR, through Energenic, of $22.0 million. Marina and its joint venture partner have also agreed to provide a $5.0 million letter of credit to support certain operating performance obligations of ACR under the operating agreements between ACR and the developer. SJI and its partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI to or on behalf of ACR.

In May 2012, UMM Energy Partners, LLC (UMM), a wholly-owned subsidiary of Energenic, of which Marina has a 50% equity interest, entered into a 30 year contract with a public university to build, own and operate a combined heating, cooling and power system for its main campus in New Jersey. The system is expected to be completed during the second half of 2013. Marina and its joint venture partner are obligated to make capital contributions to UMM, through Energenic, totaling approximately $10.0 million. In addition, SJI has guaranteed certain obligations of UMM under the operating and lease agreements between UMM and the university, for the terms of the agreements, commencing with the first year of operations. SJI has guaranteed up to $2.2 million for the first year. This amount is adjusted each year based upon the Consumer Price Index. SJI has also guaranteed certain construction obligations of UMM during the construction period, the majority of which are supported by a surety bond. SJI and its partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees.

As of December 31, 2012, SJI had issued $5.2 million of parental guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable our subsidiary to market retail natural gas.

STANDBY LETTERS OF CREDIT — As of December 31, 2012, SJI provided $31.9 million of standby letters of credit through SJI’s revolving credit facility to enable SJE to market retail electricity and for various construction activities. The Company has also provided $87.6 million of additional letters of credit under separate facilities outside of the revolving credit facility to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system and to finance Marina's initial thermal plant project.

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

SJI successfully entered into settlements with all of its historic comprehensive general liability carriers regarding the environmental remediation expenditures at the SJG sites. Also, SJG had purchased a Cleanup Cost Cap Insurance Policy limiting the amount of remediation expenditures that SJG were required to make at 11 of its sites. This policy provided coverage up to $50.0 million, which was exhausted in 2012.

Since the early 1980s, SJI accrued environmental remediation costs of $319.9 million, of which $207.8 million was spent as of December 31, 2012.

South Jersey Industries, Inc.
Part II

The following table details the amounts expended and accrued for SJI's environmental remediation during the last two years (in thousands):

	2012	2011
Beginning of Year	$94,160	$91,833
Accruals	30,349	21,934
Expenditures	(12,411)	(19,607)
End of Year	$112,098	$94,160

The balances are segregated between current and noncurrent on the consolidated balance sheets under the captions Current Liabilities and Deferred Credits and Other Noncurrent Liabilities.

Management estimates that undiscounted future costs to clean up SJG's sites will range from $107.4 million to $225.7 million. Six of SJG's sites comprise the majority of these estimates, the sum of the six sites range from a low of $90.7 million to a high of $191.8 million. SJG recorded the lower end of this range as a liability because a single reliable estimation point is not feasible due to the amount of uncertainty involved in the nature of projected remediation efforts and the long period over which remediation efforts will continue. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements. Significant risks surrounding these estimates include unforeseen market price increases for remedial services, property owner acceptance of remedy selection, regulatory approval of selected remedy and remedial investigative findings.

The remediation efforts at SJG's six most significant sites include the following:

Site 1 - Several interim remedial actions have been completed at the site. Steps remaining to remediate the balance of the site include completion of the remedial investigation of impacted soil and groundwater, selection of the appropriate remedial action, receiving confirmation of regulatory compliance of the selected remedy, and implementation of the approved remedy.

Site 2 - Various remedial investigation activities have been completed at this site and a final site remedy has been proposed to the regulatory authority.  Steps remaining to remediate the site include receiving confirmation of regulatory compliance of the selected remedy and implementation of the approved remedy.

Site 3 - Remedial investigation activities are ongoing at this site including pilot studies of potential remedial alternatives and continued soil and groundwater investigation.  Remaining steps to remediate include completion of the remedial investigation of impacted soil and groundwater, selection of the appropriate remedial action, receiving confirmation of regulatory compliance of the selected remedy, and implementation of the approved remedy.

Sites 4, 5, and 6 - Remedial investigation activities are ongoing at these sites.  Remaining steps to remediate include completion of the remedial investigation of impacted soil and groundwater, selection of the appropriate remedial action, receiving confirmation of regulatory compliance of the selected remedy, and implementation of the approved remedy.

With Morie's sale in 1996, EMI assumed responsibility for environmental liabilities currently estimated between $2.9 million and $5.9 million. The information available on these sites is sufficient only to establish a range of probable liability and no point within the range is more likely than any other. Therefore, EMI has accrued the lower end of the range. Changes in the accrual are included in the statements of consolidated income under Loss from Discontinued Operations.

SJI and SJF estimate their potential exposure for the future remediation of six sites where fuel oil operations existed years ago to range from $1.8 million to $3.1 million. The lower end of this range has been recorded under Current Liabilities and Deferred Credits and Other Noncurrent Liabilities as of December 31, 2012.

South Jersey Industries, Inc.
Part II

16.	DERIVATIVE INSTRUMENTS:

Certain SJI subsidiaries are involved in buying, selling, transporting and storing natural gas and buying and selling retail electricity for their own accounts as well as managing these activities for third parties. These subsidiaries are subject to market risk on expected future purchases and sales due to commodity price fluctuations. The Company uses a variety of derivative instruments to limit this exposure to market risk in accordance with strict corporate guidelines.  These derivative instruments include forward contracts, swap agreements, options contracts and futures contracts. As of December 31, 2012, the Company had outstanding derivative contracts intended to limit the exposure to market risk on 20.6 MMdts of expected future purchases of natural gas, 23.4 MMdts of expected future sales of natural gas, 1.2 MMmwh of expected future purchases of electricity and 1.2 MMmwh of expected future sales of electricity.  In addition to these derivative contracts, the Company had basis and index related purchase and sales contracts totaling 107.2 MMdts.  The value of these contracts are not significant as of December 31, 2012.  These contracts, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives — Energy Related Assets or Derivatives — Energy Related Liabilities on the consolidated balance sheets. The net unrealized pre-tax gains and losses for these energy related commodity contracts are included with realized gains and losses in Operating Revenues – Nonutility.

SJI structured its subsidiaries so that SJG and SJE transact commodities on a physical basis and typically do not directly enter into positions that financially settle. SJRG performs this risk management function for these entities and enters into the types of financial transactions noted above. As part of its gas purchasing strategy, SJG uses financial contracts through SJRG to limit exposure to forward price risk. The costs or benefits of these short-term contracts are recoverable through SJG's BGSS clause, subject to BPU approval.

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

The Company has also entered into interest rate derivatives to hedge exposure to increasing interest rates and the impact of those rates on cash flows of variable-rate debt. These interest rate derivatives, some of which have been designated as hedging instruments under GAAP are measured at fair value and recorded in Derivatives - Other on the consolidated balance sheets. Beginning in July 2012, hedge accounting was discontinued for these derivatives. As a result, unrealized gains and losses on these derivatives, that were previously included in Accumulated Other Comprehensive Loss on the consolidated balance sheets, will be reclassified into earnings over the remaining life of the derivative. These derivatives are expected to mature in 2026. As of December 31, 2012, SJI's active interest rate swaps were as follows:

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

The unrealized gains and losses on interest rate derivatives that are not designated as cash flow hedges are included in Interest Charges. However, for selected interest rate derivatives at SJG, management believes that, subject to BPU approval, the market value upon termination can be recovered in rates and therefore these unrealized losses have been included in Other Regulatory Assets in the consolidated balance sheets.

South Jersey Industries, Inc.
Part II

The fair values of all derivative instruments, as reflected in the consolidated balance sheets as of December 31, are as follows (in thousands):

Derivatives not designated as hedging instruments under GAAP	2012		2011
	Assets	Liabilities	Assets	Liabilities
Energy related commodity contracts:
Derivatives – Energy Related – Current	$24,242	$23,828	$37,461	$38,738
Derivatives – Energy Related – Non-Current	12,297	5,403	8,135	7,367
Interest rate contracts:
Derivatives - Other	—	13,462	—	10,684
Total derivatives not designated as hedging instruments under GAAP	36,539	42,693	45,596	56,789

Derivatives designated as hedging instruments under GAAP

Interest rate contracts:
Derivatives - Other	—	—	—	3,362
Total derivatives designated as hedging instruments under GAAP	—	—	—	3,362

Total Derivatives	$36,539	$42,693	$45,596	$60,151

The effect of derivative instruments on the consolidated statements of income and comprehensive income for the year ended December 31 is as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	2012	2011	2010
Interest Rate Contracts:
Losses recognized in OCI on effective portion	$(752)	$(2,773)	$(1,063)
Losses reclassified from accumulated OCI into income (a)	$(594)	$(1,435)	$(1,486)
Losses recognized in income on ineffective portion (a)	—	—	—

(a) Included in Interest Charges

Derivatives Not Designated as Hedging Instruments under GAAP	2012	2011	2010
(Losses) gains on energy related commodity contracts (a)	$(193)	$5,377	$(22,624)
Gains (losses) on interest rate contracts (b)	660	(149)	(641)

Total	$467	$5,228	$(23,265)

(a)  Included in Operating Revenues - Non Utility
(b)  Included in Interest Charges

South Jersey Industries, Inc.
Part II

Net realized losses associated with SJG’s energy related financial commodity contracts of $15.4 million, $12.9 million and $23.5 million for the years ended 2012, 2011 and 2010, respectively, are not included in the above table. As of December 31, 2012 and 2011, SJG had $1.9 million and $10.2 million of unrealized losses on energy related financial commodity contracts, respectively, included in its BGSS which are also not included in the above table. These contracts are part of SJG’s regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to, and recoverable through, regulatory riders, any changes in the value of SJG’s energy related financial commodity contracts are deferred in Regulatory Assets or Liabilities and there is no impact to earnings.

Certain of the Company’s derivative instruments contain provisions that require immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions in the event of a material adverse change in the credit standing of the Company. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on December 31, 2012, is $7.2 million.   If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2012, the Company would have been required to settle the instruments immediately or post collateral to its counterparties of approximately $3.7 million after offsetting asset positions with the same counterparties under master netting arrangements.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of December 31, 2012	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$7,538	$787	$6,751	$—
Derivatives – Energy Related Assets (B)	36,539	9,404	16,205	10,930
	$44,077	$10,191	$22,956	$10,930

Liabilities

Derivatives – Energy Related Liabilities (B)	$29,231	$5,399	$15,664	$8,168
Derivatives – Other (C)	13,462	—	13,462	—
	$42,693	$5,399	$29,126	$8,168

South Jersey Industries, Inc.
Part II

As of December 31, 2011	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$6,677	$619	$6,058	$—
Derivatives – Energy Related Assets (B)	45,596	24,689	16,582	4,325
	$52,273	$25,308	$22,640	$4,325

Liabilities

Derivatives – Energy Related Liabilities (B)	$46,105	$22,495	$13,327	$10,283
Derivatives – Other (C)	14,046	—	14,046	—
	$60,151	$22,495	$27,373	$10,283

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

South Jersey Industries, Inc.
Part II

The following table provides quantitative information regarding significant unobservable inputs in Level 3 fair value measurements (in thousands, except for ranges):

Type	Fair Value at December 31, 2012		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$4,340	$4,986	Discounted Cash Flow	Forward price (per dt)	$(0.35) - $2.92 [$(0.12)]
Forward Contract - Electric	$6,590	$3,182	Discounted Cash Flow	Fixed electric load profile (on-peak)	21.62% - 100.00% [53.64%]
				Fixed electric load profile (off-peak)	0.00% - 78.38% [46.36%]

Transfers between different levels of the fair value hierarchy may occur based on the level of observable inputs used to value the instruments from period to period.  During the year ended December 31, 2012, there were no transfers between levels within the fair value hierarchy, including no transfers in or out of Level 3.

The changes in fair value measurements of Derivatives – Energy Related Assets and Liabilities at December 31, 2012, using significant unobservable inputs (Level 3), are as follows (in thousands):

Year Ended December 31, 2012
Balance at January 1, 2012	$(5,958)
Total gains and (losses) realized/unrealized included in earnings	2,902
Transfers in and/or out of Level 3, net	—
Settlements	5,818

Balance at December 31, 2012	$2,762

Year Ended December 31, 2011
Balance at January 1, 2011	$(3,163)
Total gains and (losses) realized/unrealized included in earnings	(7,988)
Transfers in and/or out of Level 3, net	—
Settlements	5,193

Balance at December 31, 2011	$(5,958)

Total gains for 2012 included in earnings that are attributable to the change in unrealized gains relating to those assets and liabilities still held as of December 31, 2012, is $2.9 million.  These gains are included in Operating Revenues-Nonutility on the consolidated statements of income.

18.	SUBSEQUENT EVENTS:

In July 2012, SJG filed a petition to implement a five-year, $250.0 million AIRP to replace the annual CIRT programs. SJG was proposing to spend an incremental $50.0 million per year on the accelerated replacement of its cast iron and bare steel main and service infrastructure, and is seeking a return on program investments as it had under prior CIRT programs (See Note 10). In February 2013, the parties executed a stipulation agreeing to an incremental $35.3 million per year investment in infrastructure improvements for four years totaling $141.2 million. The BPU approved this petition in February 2013.

In February 2013, SJI amended its revolving credit facility with a syndicate of banks to increase the available credit by an aggregate $100.0 million, to a total of $400.0 million. The maturity was also extended to five years from the effective date of the amendment, to February 2018.

South Jersey Industries, Inc.
Part II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
South Jersey Industries, Inc.
Folsom, New Jersey

We have audited the accompanying consolidated balance sheets of South Jersey Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, cash flows, and changes in stockholders' equity and comprehensive income for each of the three years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of South Jersey Industries, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 28, 2013

South Jersey Industries, Inc.
Part II

Quarterly Financial Data (Unaudited)
(Summarized quarterly results of SJI's operations, in thousands except for per share amounts)

	2012 Quarter Ended				2011 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
Operating Revenues	$274,832	$121,913	$111,977	$197,558	$331,922	$160,477	$137,621	$198,540
Expenses:
Cost of Sales - (Excluding depreciation)	156,868	69,519	70,549	120,866	216,220	109,358	106,655	112,759
Operations and Maintenance Including Fixed Charges	46,071	45,467	45,970	50,072	43,336	42,793	42,681	45,040
Income Taxes	15,884	(1,072)	(2,576)	(757)	22,510	3,004	(6,034)	3,022
Energy and Other Taxes	3,878	1,865	1,494	2,749	5,300	2,121	1,673	3,095
Total Expenses	222,701	115,779	115,437	172,930	287,366	157,276	144,975	163,916

Other Income and Expense	2,080	4,698	5,624	941	7,275	3,044	2,151	2,362

Income (Loss) from Continuing Operations	54,211	10,832	2,164	25,569	51,831	6,245	(5,203)	36,986
(Loss) Income from Discontinued Operations - (Net of tax benefit or expense)	(136)	(498)	(151)	(383)	(383)	(166)	65	(84)
Net Income (Loss)	$54,075	$10,334	$2,013	$25,186	$51,448	$6,079	$(5,138)	$36,902

Basic Earnings Per Common Share:
Continuing Operations	$1.79	$0.36	$0.07	$0.81	$1.73	$0.21	$(0.17)	$1.23
Discontinued Operations	—	(0.02)	(0.01)	(0.01)	(0.01)	(0.01)	—	—
Basic Earnings Per Common Share	$1.79	$0.34	$0.07	$0.80	$1.72	$0.20	$(0.17)	$1.23
Average Shares of Common Stock Outstanding - Basic	30,249	30,393	30,861	31,465	29,899	29,953	30,029	30,117

Diluted Earnings Per Common Share:
Continuing Operations	$1.79	$0.36	$0.07	$0.81	$1.73	$0.21	$(0.17)	$1.22
Discontinued Operations	(0.01)	(0.02)	(0.01)	(0.01)	(0.01)	(0.01)	—	—
Diluted Earnings Per Common Share	$1.78	$0.34	$0.07	$0.80	$1.72	$0.20	$(0.17)	$1.22
Average Shares of Common Stock Outstanding - Diluted	30,323	30,472	30,945	31,547	29,991	30,037	30,105	30,209

The sum of the quarters for 2012 and 2011 do not equal the year's total due to rounding.

NOTE:	Because of the seasonal nature of the business and the volatility from energy related derivatives, statements for the 3-month periods are not indicative of the results for a full year.

South Jersey Industries, Inc.
Part II

Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012. Based on that evaluation, the Company's chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company are effective.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rules 13a-15(f). The Company's internal control system is designed to provide reasonable assurance to its management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included under this Item 9A.

Changes in Internal Control over Financial Reporting

There has not been any change in the Company's internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None

South Jersey Industries, Inc.
Part II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
South Jersey Industries, Inc.
Folsom, New Jersey

We have audited the internal control over financial reporting of South Jersey Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2012 of the Company and our reports dated February 28, 2013 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 28, 2013

South Jersey Industries, Inc.
Part III

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning Directors may be found under the captions “Director Elections”, “Nominees”, “Directors and Management”, “Security Ownership”, "Meetings of the Board of Directors and its Committees", and “The Board of Directors” in our definitive proxy statement for our 2013 Annual Meeting of Shareholders (the “2013 Proxy Statement”), which will be filed within the Commission within 120 days after the close of our fiscal year. Information concerning the members of the Company's Audit Committee and the Company's Audit Committee Financial Expert is also incorporated by reference to the 2013 Proxy Statement under the captions "Meetings of the Board of Directors and its Committees", “Audit Committee” and “Audit Committee Report.” Such information is incorporated herein by reference. Information required by this item relating to the executive officers of SJI is set forth in Item 4-A of this report.

Code of Ethics

The Company has adopted a Code of Ethics for its Principal Executive, Financial and Accounting Officers. It is available on SJI's website, www.sjindustries.com by clicking “Investors” and then “Corporate Governance.” We will post any amendment to or waiver of the Code to our website.

Item 11. Executive Compensation

Information concerning executive compensation may be found under the caption “Compensation Discussion & Analysis” of our 2013 Proxy Statement. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in our 2013 Proxy Statement set forth under the caption “Security Ownership” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information in our 2013 Proxy Statement set forth under the caption “The Board of Directors” and the subcaption “Certain Relationships” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information in our 2013 Proxy Statement set forth under the caption “Audit Committee Report” is incorporated herein by reference.

South Jersey Industries, Inc.
Part IV

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Listed below are all financial statements and schedules filed as part of this report:

1 - The consolidated financial statements and notes to consolidated financial statements together with the report thereon of Deloitte & Touche LLP, dated February 28, 2013, are filed as part of this report under Item 8 - Financial Statements and Supplementary Data.

2 - Supplementary Financial Information

Information regarding selected quarterly financial data can be found on page 101 of this report.

Schedule I - Supplemental Schedules as of December 31, 2012 and 2011 and for the three years ended December 31, 2012, 2011, and 2010 (page 112).

Report of Independent Registered Public Accounting Firm of Deloitte & Touche LLP (page 111).

Schedule II - Valuation and Qualifying Accounts (page 115).

All schedules, other than that listed above, are omitted because the information called for is included in the financial statements filed or because they are not applicable or are not required.

(b)	List of Exhibits (Exhibit Number is in Accordance with the Exhibit Table in Item 601 of Regulation S-K).

Exhibit Number	Description	Reference

(3)(a)(i)	Certificate of Incorporation of South Jersey Industries, Inc., as amended through April 19, 1984.	Incorporated by reference from Exhibit (4)(a) of Form S-2 (2-91515).

(3)(a)(ii)	Amendment to Certificate of Incorporation relating to two-for-one stock split effective as of April 28, 1987.	Incorporated by reference from Exhibit (4)(e)(1) of Form S-3 (33-1320).

(3)(a)(iii)	Amendment to Certificate of Incorporation relating to director and officer liability.	Incorporated by reference from Exhibit (4)(e)(2) of Form S-3 (33-1320).

(3)(a)(iv)	Amendment to Certificate of Incorporation relating to two-for-one stock split effective as of June 30, 2005.	Incorporated by reference from Exhibit 3 of Form 10-Q of SJI filed on May 10, 2005.

(3)(a)(v)	Amendment to Certificate of Incorporation as of April 23, 2009 establishing the annual election of the South Jersey Industries, Inc. directors	Incorporated by reference from Exhibit 99.2 of Form 8-K filed on April 28, 2009.

(3)(b)(i)	Bylaws of South Jersey Gas Company as amended and restated through January 1, 2013.	Incorporated by reference from Exhibit 3.1 of Form 8-K of SJG as filed January 4, 2013.

(3)(b)(ii)	Bylaws of South Jersey Industries, Inc. as amended and restated through April 20, 2012.	Incorporated by reference from Exhibit 3.2 of Form 8-K of SJI as filed April 23, 2012.

(4)(a)	Form of Stock Certificate for common stock.	Incorporated by reference from Exhibit (4)(a) of Form 10-K for 1985 (1-6364).

(4)(b)(i)	First Mortgage Indenture dated October 1, 1947.	Incorporated by reference from Exhibit (4)(b)(i) of Form 10-K for 1987 (1-6364).

South Jersey Industries, Inc.
Part IV

(4)(b)(ii)	Nineteenth Supplemental Indenture dated as of April 1, 1992.	Incorporated by reference from Exhibit (4)(b)(xvii) of Form 10-K for 1992 (1-6364).

(4)(b)(iii)	Twenty-First Supplemental Indenture dated as of March 1, 1997.	Incorporated by reference from Exhibit (4)(b)(xviv) of Form 10-K for 1997(1-6364).

(4)(b)(iv)	Twenty-Second Supplemental Indenture dated as of October 1, 1998.	Incorporated by reference from Exhibit (4)(b)(ix) of Form S-3 (333-62019).

(4)(b)(v)	Twenty-Third Supplemental Indenture dated as of September 1, 2002.	Incorporated by reference from Exhibit (4)(b)(x) of Form S-3 (333-98411).

(4)(b)(vi)	Twenty-Fourth Supplemental Indenture dated as of September 1, 2005.	Incorporated by reference from Exhibit (4)(b)(vi) of Form S-3 (333-126822).

(4)(b)(vii)	Amendment to Twenty-Fourth Supplemental Indenture dated as of March 31, 2006	Incorporated by reference from Exhibit 4 of Form 8-K of SJG as filed April 26, 2006.

(4)(b)(viii)	Amendment No. 2 to the Twenty-Fourth Supplemental Indenture dated as of December 20, 2010.	Incorporated by reference from Exhibit (4)(b)(viii) of Form 10-K for 2010

(4)(b)(ix)	Loan Agreement by and between New Jersey Economic Development Authority and SJG dated April 1, 2006.	Incorporated by reference from Exhibit 10 of Form 8-K of SJG as filed April 26, 2006.

(4)(b)(x)	Twenty-Fifth Supplemental Indenture dated as of March 29, 2012.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJG as filed April 3, 2012.

(4)(c)(i)	Medium Term Note Indenture of Trust dated October 1, 1998.	Incorporated by reference from Exhibit 4(e) of Form S-3 (333-62019).

(4)(c)(ii)	First Supplement to Indenture of Trust dated as of June 29, 2000.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJG dated July 12, 2001.

(4)(c)(iii)	Second Supplement to Indenture of Trust dated as of July 5, 2000.	Incorporated by reference from Exhibit 4.2 of Form 8-K of SJG dated July 12, 2001.

(4)(c)(iv)	Third Supplement to Indenture of Trust dated as of July 9, 2001.	Incorporated by reference from Exhibit 4.3 of Form 8-K of SJG dated July 12, 2001.

(4)(c)(v)	Fourth Supplement to Indenture of Trust dated as of February 26, 2010.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJG dated March 5, 2010.

(10)(a)(i)	Gas storage agreement (GSS) between South Jersey Gas Company and Transco dated October 1, 1993.	Incorporated by reference from Exhibit (10)(d) of Form 10-K for 1993 (1-6364).

South Jersey Industries, Inc.
Part IV

Exhibit Number	Description	Reference

(10)(a)(ii)	Gas storage agreement (LG-A) between South Jersey Gas Company and Transco dated June 3, 1974.	Incorporated by reference from Exhibit (5)(f) of Form S-7 (2-56223).

(10)(a)(iii)	Gas storage agreement (WSS) between South Jersey Resources Group LLC and Transco dated May 1, 2006.	Incorporated by reference from Exhibit (10)(a)(iii) of Form 10-K for 2008.

(10)(a)(iv)	Gas storage agreement (LSS) between South Jersey Gas Company and Transco dated October 1, 1993.	Incorporated by reference from Exhibit (10)(i) of Form 10-K for 1993 (1-6364).

(10)(a)(v)	Gas storage agreement (SS-1) between South Jersey Gas Company and Transco dated May 10, 1987 (effective April 1, 1988).	Incorporated by reference from Exhibit (10)(i)(a) of Form 10-K for 1988 (1-6364).

(10)(b)(i)	Gas storage agreement (SS-2) between South Jersey Gas Company and Transco dated July 25, 1990.	Incorporated by reference from Exhibit (10)(i)(i) of Form 10-K for 1991 (1-6364).

(10)(b)(ii)	Amendment to gas transportation agreement dated December 20, 1991 between South Jersey Gas Company and Transco dated October 5, 1993.	Incorporated by reference from Exhibit (10)(i)(k) of Form 10-K for 1993 (1-6364).

(10)(b)(iii)	CNJEP Service agreement between South Jersey Gas Company and Transco dated June 27, 2005.	Incorporated by reference from Exhibit (10)(i)(l) of Form 10-K for 2005 (1-6364).

(10)(c)(i)	FTS Service Agreement No. 38099 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(n) of Form 10-K for 1993 (1-6364).

(10)(c)(ii)	NTS Service Agreement No. 39305 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(o) of Form 10-K for 1993 (1-6364).

(10)(c)(iii)	FSS Service Agreement No. 38130 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(p) of Form 10-K for 1993 (1-6364).

(10)(d)(i)	SST Service Agreement No. 38086 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(q) of Form 10-K for 1993 (1-6364).

(10)(e)(i)*
Deferred Payment Plan for Directors of South Jersey Industries, Inc., South Jersey Gas Company, Energy & Minerals, Inc., R&T Group, Inc. and South Jersey Energy Company as amended and restated October 21, 1994.
Incorporated by reference from Exhibit (10)(l) of Form 10-K for 1994 (1-6364).

(10)(e)(ii)*	Schedule of Deferred Compensation Agreements.	Incorporated by reference from Exhibit (10)(l)(b) of Form 10-K for 1997 (1-6364).

(10)(e)(iii)*	Form of Officer Change in Control Agreements, effective January 1, 2013, between certain officers and either South Jersey Industries, Inc. or its subsidiaries.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI as filed January 25, 2013.

(10)(e)(iv)*	Schedule of Officer Agreements.	Incorporated by reference from Exhibit 10.2 of Form 8-K of SJI as filed January 25, 2013.

(10)(f)(i)*	Officer Severance Plan.	Incorporated by reference from Exhibit 10.3 of Form 8-K of SJI as filed January 25, 2013

South Jersey Industries, Inc.
Part IV

(10)(f)(ii)*	Supplemental Executive Retirement Program, as amended and restated effective January 1, 2009 and Form of Agreement between certain SJI or subsidiary officers.	Incorporated by reference from Exhibit (10)(f)(ii) of Form 10-K for 2009.

(10)(f)(iii)*	South Jersey Industries, Inc. 1997 Stock-Based Compensation Plan (As Amended and Restated Effective January 1, 2012).	Incorporated by reference from Exhibit 10.3 of Form 8-K of SJI as filed January 6, 2012.

(10)(g)(i)	Four-Year Revolving Credit Agreement, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated May 2, 2011.

(10)(g)(ii)	Four-Year Revolving Credit Agreement, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated May 6, 2011.

(10)(g)(iii)	Note Purchase Agreement dated as of March 1, 2010.	Incorporated by reference from Exhibit 10 of Form 8-K of SJG dated March 5, 2010.

(10)(g)(iv)	Note Purchase Agreement dated as of December 30, 2010.	Incorporated by reference from Exhibit 10 of Form 8-K of SJG dated January 5, 2011.

(10)(g)(v)	Commercial Paper Dealer Agreement, dated as of July 1, 2011, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated July 1, 2011.

(10)(g)(vi)	Commercial Paper Dealer Agreement, dated as of January 5, 2012, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated January 9, 2012.

(10)(g)(vii)	Letter of Credit Reimbursement Agreements dated as of March 15, 2012.	Incorporated by reference from Exhibit 10.1-10.3 of Form 8-K of SJI dated March 21, 2012.

(10)(g)(viii)	Note Purchase Agreement dated as of April 2, 2012.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated April 3, 2012.

(10)(g)(ix)	Term Loan Credit Agreement, dated as of June 1, 2012, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated June 1, 2012.

(10)(g)(x)	Note Purchase Agreement, dated as of June 28, 2012, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated June 29, 2012.

(10)(g)(xi)	Note Purchase Agreement, dated as of September 20, 2012, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated September 25, 2012.

(10)(g)(xii)	First Amendment to Credit Agreement, dated as of February 11, 2013, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated February 14, 2013.

(12)	Calculation of Ratio of Earnings to Fixed Charges (Before Federal Income Taxes) (filed herewith).

(14)	Code of Ethics.	Incorporated by reference from Exhibit 14 of Form 10-K for 2007.

(21)	Subsidiaries of the Registrant (filed herewith).

(23)	Independent Registered Public Accounting Firm's Consent (filed herewith).

South Jersey Industries, Inc.
Part IV

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(101.INS)	eXtensible Business Reporting Language (XBRL) Instance Document (filed herewith).

(101.SCH)	XBRL Taxonomy Extension Schema (filed herewith).

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase (filed herewith).

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase (filed herewith).

(101.LAB)	XBRL Taxonomy Extension Label Linkbase (filed herewith).

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).

  * Constitutes a management contract or a compensatory plan or arrangement.

South Jersey Industries, Inc.
Part IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH JERSEY INDUSTRIES, INC.
BY:	/s/ David A. Kindlick
David A. Kindlick
Senior Vice President & Chief Financial Officer
Date: February 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward J. Graham	Chairman of the Board, President & Chief Executive Officer	February 28, 2013
(Edward J. Graham)	(Principal Executive Officer)

/s/ David A. Kindlick	Senior Vice President & Chief Financial Officer	February 28, 2013
(David A. Kindlick)	(Principal Financial and Accounting Officer)

/s/ Sarah M. Barpoulis	Director	February 28, 2013
(Sarah M. Barpoulis)

/s/ Thomas A. Bracken	Director	February 28, 2013
(Thomas A. Bracken)

/s/ Keith S. Campbell	Director	February 28, 2013
(Keith S. Campbell)

/s/ Victor A. Fortkiewicz	Director	February 28, 2013
(Victor A. Fortkiewicz)

/s/ Sheila Hartnett-Devlin	Director	February 28, 2013
(Sheila Hartnett-Devlin)

/s/ Walter M. Higgins, III	Director	February 28, 2013
(Walter M. Higgins, III)

/s/ Sunita Holzer	Director	February 28, 2013
(Sunita Holzer)

/s/ Joseph H. Petrowski	Director	February 28, 2013
(Joseph H. Petrowski)

/s/ Frank L. Sims	Director	February 28, 2013
(Frank L. Sims)

South Jersey Industries, Inc.
Part IV

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
South Jersey Industries, Inc.
Folsom, New Jersey

We have audited the consolidated financial statements of South Jersey Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and for each of the three years in the period ended December 31, 2012, and the Company's internal control over financial reporting as of December 31, 2012, and have issued our reports thereon dated February 28, 2013; such consolidated financial statements and reports are included in this Form 10-K. Our audits also included the consolidated financial statement schedules of the Company listed in Item 15(a)2. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 28, 2013

South Jersey Industries, Inc.
Part IV

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
STATEMENTS OF INCOME
(In Thousands)

	2012	2011	2010

Operating Revenues	$15,449	$13,117	$11,306

Operating Expenses:
Operations	13,869	12,390	10,091
Depreciation	183	160	143
Energy and Other Taxes	419	611	269
Total Operating Expenses	14,471	13,161	10,503

Operating Income (Loss)	978	(44)	803

Other Income:
Equity in Earnings of Subsidiaries	92,776	89,859	67,285
Other	3,270	2,688	333

Total Other Income	96,046	92,547	67,618

Interest Charges	4,219	2,648	1,093
Income Taxes	29	(4)	43

Income from Continuing Operations	92,776	89,859	67,285

Equity in Undistributed Earnings of Discontinued Subsidiaries	(1,168)	(568)	(633)

Net Income	$91,608	$89,291	$66,652

See South Jersey Industries, Inc. and Subsidiaries Notes to Consolidated Financial Statements under Item 8.

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	2012	2011	2010

Net Income	$91,608	$89,291	$66,652
Other Comprehensive Loss - Net of Tax*
Postretirement Liability Adjustment	(1,842)	(5,667)	(3,302)
Unrealized Gain (Loss) on Available-for-Sale Securities	500	(360)	339
Unrealized (Loss) Gain on Derivatives	(1,325)	(599)	620
Total Other Comprehensive Loss - Net of Tax*	(2,667)	(6,626)	(2,343)

Comprehensive Income	$88,941	$82,665	$64,309

*  Determined using a combined statutory tax rate of 41%

See South Jersey Industries, Inc. and Subsidiaries Notes to Consolidated Financial Statements under Item 8.

South Jersey Industries, Inc.
Part IV

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
STATEMENTS OF RETAINED EARNINGS
(In Thousands)

	2012	2011	2010

Retained Earnings - Beginning	$341,677	$297,473	$271,505
Net Income	91,608	89,291	66,652
	433,285	386,764	338,157

Dividends Declared - Common Stock	(51,158)	(45,087)	(40,684)

Retained Earnings - Ending	$382,127	$341,677	$297,473

See South Jersey Industries, Inc. and Subsidiaries Notes to Consolidated Financial Statements under Item 8.

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED DECEMBER 31,
(In Thousands)

	2012	2011	2010

CASH PROVIDED BY OPERATING ACTIVITIES	$1,840	$14,179	$46,965

CASH FLOWS FROM INVESTING ACTIVITIES:

Net (Advances to) Repayment from Associated Companies	(174,593)	22,957	(107,799)
Capital Expenditures	(454)	(299)	(163)
Proceeds from Sale of Property, Plant & Equipment	29	—	—
Purchase of Company Owned Life Insurance	(4,547)	(4,628)	(4,354)

Net Cash (Used In) Provided by Investing Activities	(179,565)	18,030	(112,316)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from Issuance of Long Term Debt	115,000	—	—
Payments for Issuance of Long term Debt	(665)	—	—
Net Borrowing from Lines of Credits	42,000	3,013	104,587
Dividends on Common Stock	(50,942)	(44,975)	(40,478)
Proceeds from Sale of Common Stock	70,241	13,436	—

Net Cash Provided by (Used In) Financing Activities	175,634	(28,526)	64,109

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,091)	3,683	(1,242)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,060	377	1,619

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,969	$4,060	$377

Dividends received from subsidiaries amounted to $12.7 million and $45.9 million in 2011 and 2010, respectively. No dividends were received from subsidiaries in 2012.

See South Jersey Industries, Inc. and Subsidiaries Notes to Consolidated Financial Statements under Item 8.

South Jersey Industries, Inc.
Part IV

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
BALANCE SHEETS (In Thousands)

	2012	2011
Assets

Property Plant and Equipment:
Nonutility Property, Plant and Equipment, at cost	$1,165	$894
Accumulated Depreciation	(510)	(508)

Property, Plant and Equipment - Net	655	386

Investments:
Investments in Subsidiaries	770,127	680,304
Available-for-Sale Securities	18	22

Total Investments	770,145	680,326

Current Assets:
Cash and Cash Equivalents	1,969	4,060
Receivable from Associated Companies	289,635	115,113
Accounts Receivable	16	30
Other	3,401	3,094

Total Current Assets	295,021	122,297

Other Noncurrent Assets	29,624	24,006

Total Assets	$1,095,445	$827,015

Capitalization and Liabilities

Equity:
Common Stock SJI
Par Value $1.25 a share
Authorized - 60,000,000 shares
Outstanding - 31,653,262 (2012) shares and 30,212,453 (2011)	$39,567	$37,765
Premium on Common Stock	345,807	273,303
Treasury Stock (at par)	(182)	(193)
Accumulated Other Comprehensive Loss	(31,105)	(28,438)
Retained Earnings	382,127	341,677

Total Equity	736,214	624,114

Long-Term Debt	115,000	—

Current Liabilities:
Notes Payable - Banks	236,800	194,800
Payable to Associated Companies	172	244
Accounts Payable	510	695
Other Current Liabilities	1,923	1,794

Total Current Liabilities	239,405	197,533

Other Noncurrent Liabilities	4,826	5,368

Total Capitalization and Liabilities	$1,095,445	$827,015

See South Jersey Industries, Inc. and Subsidiaries Notes to Consolidated Financial Statements under Item 8.

South Jersey Industries, Inc.
Part IV

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Col. A	Col. B	Col. C		Col. D	Col. E

		Additions

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe (a)	Deductions - Describe (b)	Balance at End of Period

Provision for Uncollectible
Accounts for the Year Ended
December 31, 2012	$5,337	$4,932	$110	$4,455	$5,924

Provision for Uncollectible
Accounts for the Year Ended
December 31, 2011	$8,071	$2,272	$562	$5,568	$5,337

Provision for Uncollectible
Accounts for the Year Ended
December 31, 2010	$6,268	$4,943	$(217)	$2,923	$8,071

(a) Recoveries of accounts previously written off and minor adjustments.
(b) Uncollectible accounts written off.