Form 10-Q
period 2013-03-31
SOUTH JERSEY INDUSTRIES INC
filed 2013-05-03
CIK 91928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of May 1, 2013 there were 31,960,311 shares of the registrant’s common stock outstanding.

Item 1. Unaudited Condensed Consolidated Financial Statements

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Three Months Ended March 31,
	2013	2012
Operating Revenues:
Utility	$173,651	$179,202
Nonutility	81,980	95,630
Total Operating Revenues	255,631	274,832
Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	77,156	86,265
- Nonutility	75,145	70,603
Operations	32,689	27,782
Maintenance	3,422	3,192
Depreciation	11,407	9,604
Energy and Other Taxes	3,833	3,878
Total Operating Expenses	203,652	201,324
Operating Income	51,979	73,508

Other Income and Expense	3,869	1,873
Interest Charges	(4,708)	(5,493)
Income Before Income Taxes	51,140	69,888
Income Taxes	(7,772)	(15,884)
Equity in (Loss) Earnings of Affiliated Companies	(31)	207
Income from Continuing Operations	43,337	54,211
Loss from Discontinued Operations - (Net of tax benefit)	(471)	(136)
Net Income	$42,866	$54,075

Basic Earnings Per Common Share:
Continuing Operations	$1.365	$1.792
Discontinued Operations	(0.015)	(0.004)
Basic Earnings Per Common Share	$1.350	$1.788

Average Shares of Common Stock Outstanding - Basic	31,757	30,249

Diluted Earnings Per Common Share:
Continuing Operations	$1.362	$1.788
Discontinued Operations	(0.014)	(0.005)
Diluted Earnings Per Common Share	$1.348	$1.783

Average Shares of Common Stock Outstanding - Diluted	31,811	30,323

Dividends Declared per Common Share	$0.443	$0.403

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,
	2013	2012
Net Income	$42,866	$54,075

Other Comprehensive Income (Loss), Net of Tax:*

Unrealized (Loss) Gain on Available-for-Sale Securities	(274)	351
Unrealized Gain on Derivatives - Other	66	190
Other Comprehensive Income (Loss) of Affiliated Companies	5,014	(2,282)

Other Comprehensive Income (Loss) - Net of Tax*	4,806	(1,741)

Comprehensive Income	$47,672	$52,334

* Determined using a combined statutory tax rate of 41%.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,
	2013	2012
Net Cash Provided by Operating Activities	$55,886	$42,159

Cash Flows from Investing Activities:
Capital Expenditures	(40,604)	(45,387)
Net Proceeds from Sale (Purchase) of Restricted Investments in Margin Account	7,931	(4,538)
Investment in Long-Term Receivables	(1,947)	(1,480)
Proceeds from Long-Term Receivables	2,402	2,293
Purchase of Company Owned Life Insurance	(372)	—
Investment in Affiliate	(1,076)	(16,286)
Advances on Notes Receivable - Affiliate	(498)	(10,011)
Repayment of Notes Receivable - Affiliate	58,249	3,796
Other	—	(567)

Net Cash Provided by (Used in) Investing Activities	24,085	(72,180)

Cash Flows from Financing Activities:
Net (Repayments of) Borrowings from Short-Term Credit Facilities	(90,500)	23,300
Payments for Issuance of Long-Term Debt	(11)	(172)
Proceeds from Sale of Common Stock	7,244	2,902

Net Cash (Used in) Provided by Financing Activities	(83,267)	26,030

Net Decrease in Cash and Cash Equivalents	(3,296)	(3,991)
Cash and Cash Equivalents at Beginning of Period	4,638	7,538

Cash and Cash Equivalents at End of Period	$1,342	$3,547

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	March 31, 2013	December 31, 2012
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$1,693,041	$1,658,790
Accumulated Depreciation	(378,765)	(373,199)
Nonutility Property and Equipment, at cost	331,699	328,638
Accumulated Depreciation	(39,423)	(36,208)

Property, Plant and Equipment - Net	1,606,552	1,578,021

Investments:
Available-for-Sale Securities	7,892	7,538
Restricted	9,973	17,903
Investment in Affiliates	77,230	75,825

Total Investments	95,095	101,266

Current Assets:
Cash and Cash Equivalents	1,342	4,638
Accounts Receivable	279,061	195,293
Unbilled Revenues	42,707	40,938
Provision for Uncollectibles	(6,953)	(5,924)
Notes Receivable - Affiliate	39,357	39,495
Natural Gas in Storage, average cost	43,466	55,517
Materials and Supplies, average cost	2,609	2,618
Prepaid Taxes	1,796	26,187
Derivatives - Energy Related Assets	22,330	24,242
Other Prepayments and Current Assets	15,903	11,833

Total Current Assets	441,618	394,837

Regulatory and Other Noncurrent Assets:
Regulatory Assets	335,089	352,656
Derivatives - Energy Related Assets	8,461	12,297
Unamortized Debt Issuance Costs	8,033	8,226
Notes Receivable-Affiliate	65,535	117,188
Contract Receivables	13,990	13,985
Other	53,898	52,964

Total Regulatory and Other Noncurrent Assets	485,006	557,316

Total Assets	$2,628,271	$2,631,440

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	March 31, 2013	December 31, 2012
Capitalization and Liabilities
Equity:
Common Stock	$39,836	$39,567
Premium on Common Stock	353,530	345,807
Treasury Stock (at par)	(167)	(182)
Accumulated Other Comprehensive Loss	(26,299)	(31,105)
Retained Earnings	410,891	382,127

Total Equity	777,791	736,214

Long-Term Debt	601,400	601,400

Total Capitalization	1,379,191	1,337,614

Current Liabilities:
Notes Payable	248,400	338,900
Current Portion of Long-Term Debt	25,000	25,000
Accounts Payable	217,517	193,331
Customer Deposits and Credit Balances	16,005	17,757
Environmental Remediation Costs	23,215	21,026
Taxes Accrued	8,918	2,156
Derivatives - Energy Related Liabilities	20,222	23,828
Deferred Income Taxes - Net	8,906	10,812
Dividends Payable	14,102	—
Interest Accrued	6,142	6,635
Pension Benefits	1,236	1,272
Other Current Liabilities	7,342	11,127

Total Current Liabilities	597,005	651,844

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	300,611	289,489
Investment Tax Credits	553	618
Pension and Other Postretirement Benefits	94,710	105,168
Environmental Remediation Costs	88,638	91,072
Asset Retirement Obligations	39,754	39,385
Derivatives - Energy Related Liabilities	4,301	5,403
Derivatives - Other	12,062	13,462
Regulatory Liabilities	73,598	56,517
Finance Obligation	21,388	21,646
Other	16,460	19,222

Total Deferred Credits and Other Noncurrent Liabilities	652,075	641,982

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$2,628,271	$2,631,440

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

 Notes to Unaudited Condensed Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

▪
South Jersey Energy Service Plus, LLC (SJESP) services residential and small commercial HVAC systems, provides plumbing services and services appliances under warranty via a subcontractor arrangement as well as on a time and materials basis, and the installation of small commercial HVAC systems.

▪	South Jersey Exploration, LLC (SJEX) owns oil, gas and mineral rights in the Marcellus Shale region of Pennsylvania.

BASIS OF PRESENTATION — The condensed consolidated financial statements include the accounts of SJI, its wholly-owned subsidiaries and subsidiaries in which we have a controlling interest. We eliminate all significant intercompany accounts and transactions. In management’s opinion, the condensed consolidated financial statements reflect all normal and recurring adjustments needed to fairly present SJI’s financial position,operating results and cash flows at the dates and for the periods presented. SJI’s businesses are subject to seasonal fluctuations and, accordingly, this interim financial information should not be the basis for estimating the full year’s operating results. As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), the accompanying unaudited condensed consolidated financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These financial statements should be read in conjunction with SJI’s 2012 Annual Report on Form 10-K for a more complete discussion of the Company’s accounting policies and certain other information.

Certain reclassifications have been made to the prior period segment disclosures to conform to the current period presentation. In all periods presented, net receivables between the Discontinued Operations segment and the Corporate and Services segment have been reclassified in the Identifiable Assets Segment disclosure in Note 6.

REVENUE AND THROUGHPUT-BASED TAXES — SJG collects certain revenue-based energy taxes from its customers. Such taxes include New Jersey State Sales Tax and Public Utilities Assessment (PUA). SJG also collects a throughput-based energy tax from customers in the form of a Transitional Energy Facility Assessment (TEFA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. TEFA and PUA are included in both utility revenue and cost of sales and totaled $2.2 million and $2.5 million for the three months ended March 31, 2013 and 2012, respectively. The TEFA is subject to a planned phase-out which decreases the assessment in increments of 25% in 2012 and 2013 and is eliminated after December 31, 2013.

GAS EXPLORATION AND DEVELOPMENT - The Company capitalizes all costs associated with gas property acquisition, exploration and development activities under the full cost method of accounting. Capitalized costs include costs related to unproved properties, which are not amortized until proved reserves are found or it is determined that the unproved properties are impaired. All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. No impairment was recorded during the three months ended March 31, 2013. During the three months ended March 31, 2012, the Company recorded $1.1 million of impairment charges within Other Income and Expense on the condensed consolidated statement of income due to a reduction in the expected cash flows to be received from certain shallow wells in the Marcellus region. As of March 31, 2013 and December 31, 2012, $8.9 million and $9.0 million, respectively, related to interests in proved and unproved properties in Pennsylvania, net of amortization, is included with Nonutility Property and Equipment and Other Noncurrent Assets on the condensed consolidated balance sheets.

TREASURY STOCK – SJI uses the par value method of accounting for treasury stock. As of March 31, 2013 and December 31, 2012, SJI held 133,687 and 145,414 shares of treasury stock, respectively. These shares are related to deferred compensation arrangements where the amounts earned are held in the stock of SJI.

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

NEW ACCOUNTING PRONOUNCEMENTS — Other than as described below, no new accounting pronouncement issued or effective during 2013 and 2012 had, or is expected to have, a material impact on the condensed consolidated financial statements.

In January 2012, the FASB issued Accounting Standards Update (ASU) 2011-11, Enhanced Disclosure Requirements Concerning Offsetting of Financial Assets and Financial Liabilities. This ASU amends ASC 210-20 to add disclosure requirements in respect of the offsetting of financial assets and financial liabilities. In February 2013, the FASB issued ASU 2013-01 Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which amends and clarifies the scope of the balance sheet offsetting disclosures required through ASU 2011-11. The new guidance is effective for fiscal years beginning on or after January 1, 2013. The adoption of this guidance modified the disclosures around derivative instruments, but did not have an impact on the Company's financial statement results.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU expands the disclosure requirements in ASC 220 and requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective lines in net income. The ASU requires an entity to present information about significant items reclassified out of accumulated other comprehensive income by component either on the face of the statement where net income is presented, or as a separate disclosure in the notes to the financial statements. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this guidance modified the disclosures around accumulated other comprehensive income, but did not have an impact on the Company's financial statement results.

2.	STOCK-BASED COMPENSATION PLAN:

Under the Amended and Restated 1997 Stock-Based Compensation Plan, no more than 2,000,000 shares in the aggregate may be issued to SJI’s officers (Officers), non-employee directors (Directors) and other key employees. The plan will terminate on January 26, 2015, unless terminated earlier by the Board of Directors. No options were granted or outstanding during the three months ended March 31, 2013 and 2012.  No stock appreciation rights have been issued under the plan. During the three months ended March 31, 2013 and 2012, SJI granted 56,464 and 40,709 restricted shares to Officers and other key employees, respectively.   These restricted shares vest over a three-year period and are subject to SJI achieving certain market and earnings-based performance targets as compared to a peer group average, which can cause the actual amount of shares that ultimately vest to range from between 0% to 150% of the original share units granted. Grants containing market-based performance targets have been issued in each of the last three years and use SJI's total shareholder return (TSR) relative to a peer group to measure performance. Beginning with 2012, grants containing earnings-based targets have also been issued. These new grants are based on SJI's earnings per share (EPS) growth rate relative to a peer group to measure performance. During the three months ended March 31, 2013 and 2012, SJI granted 12,285 and 9,904 restricted shares, respectively, to Directors.  Shares issued to Directors in 2011 vest over a three-year service period and contain no performance conditions. Shares issued to Directors in 2012 and 2013 vest over twelve months and contain no performance conditions. As a result, 100% of the shares granted generally vest.

See Note 2 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2012 for the related accounting policy.

The following table summarizes the nonvested restricted stock awards outstanding at March 31, 2013 and the assumptions used to estimate the fair value of the awards:

	Grant Date	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate
Officers & Key Employees -	Jan. 2011 - TSR	40,227	$50.940	27.5%	1.01%
	Jan. 2012 - TSR	20,389	$51.230	22.5%	0.43%
	Jan. 2012 - EPS	20,389	$56.930	N/A	N/A
	Jan. 2013 - TSR	28,232	$44.380	21.1%	0.40%
	Jan. 2013 - EPS	28,232	$51.180	N/A	N/A

Directors -	Jan. 2011	7,332	$52.940	—	—
	Jan. 2013	12,285	$51.740	—	—

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

The following table summarizes the total stock-based compensation cost for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Officers & Key Employees	$573	$523
Directors	191	127
Total Cost	764	650

Capitalized	(63)	(58)
Net Expense	$701	$592

As of March 31, 2013, there was $4.8 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 2.0 years.

The following table summarizes information regarding restricted stock award activity during the three months ended March 31, 2013, excluding accrued dividend equivalents:

	Officers &Other Key Employees	Directors	Weighted Average Fair Value
Nonvested Shares Outstanding, January 1, 2013	81,005	27,688	$51.292
Granted	56,464	12,285	$48.488
Vested	—	(20,356)	$45.809
Nonvested Shares Outstanding, March 31, 2013	137,469	19,617	$50.775

During the three months ended March 31, 2013 and 2012, SJI awarded 66,077 shares to its Officers and other key employees, which had vested at December 31, 2012, at a market value of $3.3 million, and 33,322 shares, which had vested at December 31, 2011, at a market value of $1.9 million, respectively. Also, during the three months ended March 31, 2013 and 2012, SJI awarded 12,285 and 9,904 shares to its Directors at a market value of $0.6 million for each period. The Company has a policy of issuing new shares to satisfy its obligations under these plans; therefore, there are no cash payment requirements resulting from the normal operation of these plans. However, a change in control could result in such shares becoming nonforfeitable or immediately payable in cash.  At the discretion of the Officers, Directors and other key employees, the receipt of vested shares can be deferred until future periods.  These deferred shares are included in Treasury Stock on the condensed consolidated balance sheets.

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

SJI conducts tests annually to estimate the environmental remediation costs for these properties.

Summarized operating results of the discontinued operations for the three months ended March 31, were (in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012
(Loss) Income Before Income Taxes:
Sand Mining	$(72)	$(196)
Fuel Oil	(652)	(14)
Income Tax Benefits	253	74
Loss from Discontinued Operations — Net	$(471)	$(136)
Earnings Per Common Share from
Discontinued Operations — Net:
Basic	$(0.015)	$(0.004)
Diluted	$(0.014)	$(0.005)

AFFILIATIONS — The following affiliated entities are accounted for under the equity method:

Energenic – US, LLC (Energenic) - Marina and a joint venture partner formed Energenic, in which Marina has a 50% equity interest. Energenic develops and operates on-site, self-contained, energy-related projects.

Potato Creek, LLC (Potato Creek) - SJI and a joint venture partner formed Potato Creek, in which SJI has a 30% equity interest.  Potato Creek owns and manages the oil, gas and mineral rights of certain real estate in Pennsylvania.

LVE Energy Partners, LLC (LVE) - In March 2013, substantially all of the assets of Marina's joint venture, LVE, an entity in which Marina has a 50% equity interest, were sold. As a result of the transaction, Marina received cash proceeds of $57.6 million. See Note 11.

During the first three months of 2013 and 2012, the Company made investments in, and provided net advances to, unconsolidated affiliates, excluding the cash proceeds from LVE as discussed above, of $1.1 million and $22.5 million, respectively. The purpose of these investments and advances was to cover certain project related costs of affiliates and to develop landfill gas-fired electric production facilities, solar and thermal energy projects.  As of March 31, 2013 and December 31, 2012, the outstanding balance on these Notes Receivable – Affiliate was $104.9 million and $156.7 million, respectively. Approximately $99.4 million of these notes are secured by property, plant and equipment of the affiliates, accrue interest at 7.5% and are to be repaid through 2025. The remaining $5.5 million of these notes are unsecured, and are either non-interest bearing or accrue interest at variable rates and are to be repaid when the affiliate secures permanent financing.

SJI holds significant variable interests in these entities but is not the primary beneficiary. Consequently, these entities are accounted for under the equity method because SJI does not have both a) the power to direct the activities of the entity that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. As of March 31, 2013, the Company had a net asset of approximately $76.9 million included in Investment in Affiliates and Other Noncurrent Liabilities on the condensed consolidated balance sheets related to equity method investees, in addition to Notes Receivable – Affiliate as discussed above. SJI’s maximum exposure to loss from these entities as of March 31, 2013 is limited to its combined equity contributions and the Notes Receivable-Affiliate in the amount of $183.2 million.

4.	COMMON STOCK:

The following shares were issued and outstanding at March 31:

2013
Beginning Balance, January 1	31,653,262
New Issues During the Period:
Dividend Reinvestment Plan	137,546
Stock-Based Compensation Plan	78,363
Ending Balance, March 31	31,869,171

The par value ($1.25 per share) of stock issued was recorded in Common Stock and the net excess over par value of approximately $7.7 million was recorded in Premium on Common Stock.

EARNINGS PER COMMON SHARE (EPS) — Basic EPS is based on the weighted-average number of common shares outstanding.  The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 53,574 and 73,271 for the three months ended March 31, 2013 and 2012, respectively. These shares relate to SJI's restricted stock as discussed in Note 2.

DIVIDEND REINVESTMENT PLAN (DRP) —The Company offers a DRP which allows participating shareholders to purchase shares of SJI common stock by automatic reinvestment of dividends or optional purchases.Shares of common stock offered by the DRP have been issued directly by SJI from its authorized but unissued shares of common stock. The Company raised $7.2 million and $2.9 million of equity capital through the DRP during the three months ended March 31, 2013 and 2012, respectively.

5.	FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS — In accordance with the terms of certain Marina and SJG loan agreements, unused proceeds are required to be escrowed pending approval of construction expenditures. As of both March 31, 2013 and December 31, 2012, the escrowed proceeds, including interest earned, totaled $1.3 million.

The Company maintains margin accounts with selected counterparties to support its risk management activities. The balances required to be held in these margin accounts increase as the net value of the outstanding energy related contracts with the respective counterparties decrease. As of March 31, 2013 and December 31, 2012, the balances in these accounts totaled $8.7 million and $16.6 million, respectively. The carrying amounts of the Restricted Investments approximate their fair values at March 31, 2013 and December 31, 2012, which would be included in Level 1 of the fair value hierarchy (See Note 13 - Fair Value of Financial Assets and Financial Liabilities).

LONG-TERM RECEIVABLES — SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources.  The terms of these loans call for customers to make monthly payments over a period of up to five years with no interest.  The carrying amounts of such loans were $14.0 million and $13.6 million as of March 31, 2013 and December 31, 2012, respectively. The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Contract Receivables on the condensed consolidated balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $1.4 million and $1.3 million as of March 31, 2013 and December 31, 2012, respectively.  The annual amortization to interest is not material to the Company’s condensed consolidated financial statements.  The carrying amounts of these receivables approximate their fair value at March 31, 2013 and December 31, 2012, which would be included in Level 2 of the fair value hierarchy (See Note 13 - Fair Value of Financial Assets and Financial Liabilities).

CREDIT RISK - As of March 31, 2013, approximately $6.4 million, or 20.9%, of the current and noncurrent Derivatives – Energy Related Assets are with a single retail counterparty. This counterparty has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assigned to SJI in the event of a default by the counterparty.

FINANCE OBLIGATION - During 2010, ACB Energy Partners LLC (ACB), a wholly-owned subsidiary of Energenic, of which Marina has a 50% equity interest, completed construction of a combined heat and power generating facility to serve, under an energy services agreement, a thermal plant owned by Marina. Construction period financing was provided by Marina. Due to its continuing involvement in the facility, Marina is considered the owner of the facility for accounting purposes. As a result, the Company included costs to construct the facility within Nonutility Property, Plant and Equipment on the condensed consolidated balance sheets of $23.6 million as of both March 31, 2013 and December 31, 2012, respectively. In addition, the Company included repayments from ACB to Marina on the construction loan within the Finance Obligation on the condensed consolidated balance sheets. Marina does not have a fixed payment obligation to ACB; as a result, the Finance Obligation is classified as a noncurrent liability on the condensed consolidated balance sheets. The costs to construct the facility and the repayments of the construction loan are amortized over the term of the energy services agreement. The impact on the condensed consolidated statements of income is not significant. As a result, the Company recorded $21.4 million and 21.6 million, net of amortization, within Finance Obligation on the condensed consolidated balance sheets at March 31, 2013 and December 31, 2012, respectively.

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE - The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. The carrying amounts of SJI's financial instruments approximate their fair values at March 31, 2013 and December 31, 2012, except as noted below.

•
For Long-Term Debt, in estimating the fair value, we use the present value of remaining cash flows at the balance sheet date. We based the estimates on interest rates available to SJI at the end of each period for debt with similar terms and maturities (Level 2 in the fair value hierarchy, see Note 13 - Fair Value of Financial Assets and Financial Liabilities). The estimated fair values of SJI's long-term debt, including current maturities, as of March 31, 2013 and December 31, 2012, were $674.0 million and $682.3 million, respectively.  The carrying amounts of SJI's long-term debt, including current maturities, as of both March 31, 2013 and December 31, 2012, was $626.4 million.

6.	SEGMENTS OF BUSINESS:

SJI operates in several different reportable operating segments which reflect the financial information regularly evaluated by the chief operating decision maker. Gas Utility Operations (SJG) consists primarily of natural gas distribution to residential, commercial and industrial customers. Wholesale Energy Operations include SJRG’s and SJEX's activities. SJE is involved in both retail gas and retail electric activities. Retail Gas and Other Operations include natural gas acquisition and transportation service business lines. Retail Electric Operations consist of electricity acquisition and transportation to commercial and industrial customers. On-Site Energy Production consists of Marina’s thermal energy facility and other energy-related projects. Appliance Service Operations includes SJESP’s servicing of appliances under warranty via a subcontractor arrangement as well as on a time and materials basis, and the installation of small commercial HVAC systems.  The Retail Energy Operations caption includes Retail Gas and Other, Retail Electric, On-Site Energy Production and Appliance Service Operations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  Intersegment sales and transfers are treated as if the sales or transfers were to third parties at current market prices.

Information about SJI’s operations in different reportable operating segments is presented below (in thousands):

	Three Months Ended March 31,
	2013	2012
Operating Revenues:
Gas Utility Operations	$174,098	$179,436
Wholesale Energy Operations	6,216	17,642
Retail Energy Operations:
Retail Gas and Other Operations	34,113	18,192
Retail Electric Operations	30,729	50,187
On-Site Energy Production	9,096	7,901
Appliance Service Operations	3,308	3,282
Subtotal Retail Energy Operations	77,246	79,562
Corporate & Services	8,480	6,714
Subtotal	266,040	283,354
Intersegment Sales	(10,409)	(8,522)
Total Operating Revenues	$255,631	$274,832

	Three Months Ended March 31,
	2013	2012
Operating Income:
Gas Utility Operations	$57,795	$58,855
Wholesale Energy Operations	(5,157)	10,672
Retail Energy Operations:
Retail Gas and Other Operations	28	(152)
Retail Electric Operations	464	4,944
On-Site Energy Production	(1,173)	(338)
Appliance Service Operations	(14)	(441)
Subtotal Retail Energy Operations	(695)	4,013
Corporate and Services	36	(32)
Total Operating Income	$51,979	$73,508

Depreciation and Amortization:
Gas Utility Operations	$11,024	$10,962
Wholesale Energy Operations	51	53
Retail Energy Operations:
Retail Gas and Other Operations	22	8
On-Site Energy Production	3,012	2,004
Appliance Service Operations	74	84
Subtotal Retail Energy Operations	3,108	2,096
Corporate and Services	225	164
Total Depreciation and Amortization	$14,408	$13,275

Interest Charges:
Gas Utility Operations	$2,961	$4,189
Wholesale Energy Operations	52	86
Retail Energy Operations:
Retail Gas and Other Operations	76	38
On-Site Energy Production	1,403	1,019
Subtotal Retail Energy Operations	1,479	1,057
Corporate and Services	1,508	721
Subtotal	6,000	6,053
Intersegment Borrowings	(1,292)	(560)
Total Interest Charges	$4,708	$5,493

Income Taxes:
Gas Utility Operations	$20,771	$20,977
Wholesale Energy Operations	(1,981)	3,981
Retail Energy Operations:
Retail Gas and Other Operations	272	184
Retail Electric Operations	190	2,020
On-Site Energy Production	(11,564)	(11,174)
Appliance Service Operations	4	(163)
Subtotal Retail Energy Operations	(11,098)	(9,133)
Corporate and Services	80	59
Total Income Tax Expense	$7,772	$15,884

	Three Months Ended March 31,
	2013	2012
Property Additions:
Gas Utility Operations	$37,042	$40,656
Wholesale Energy Operations	9	4
Retail Energy Operations:
Retail Gas and Other Operations	2	53
On-Site Energy Production	2,577	5,297
Subtotal Retail Energy Operations	2,579	5,350
Corporate and Services	738	405
Total Property Additions	$40,368	$46,415

	March 31, 2013	December 31, 2012
Identifiable Assets (See Note 1):
Gas Utility Operations	$1,831,674	$1,786,459
Wholesale Energy Operations	212,264	204,358
Retail Energy Operations:
Retail Gas and Other Operations	42,414	39,481
Retail Electric Operations	24,892	21,919
On-Site Energy Production	488,859	543,416
Appliance Service Operations	2,813	3,244
Subtotal Retail Energy Operations	558,978	608,060
Discontinued Operations	1,865	2,290
Corporate and Services	277,434	334,798
Intersegment Assets	(253,944)	(304,525)
Total Identifiable Assets	$2,628,271	$2,631,440

7.	RATES AND REGULATORY ACTIONS:

SJG is subject to the rules and regulations of the New Jersey Board of Public Utilities (BPU). In January 2013, the BPU approved an extension of the current Energy Efficiency Program (“EEP I”) to June 30, 2013 and approved additional investments of up to $2.5 million.

Also in January 2013, SJG credited the accounts of SJG's periodic BGSS customers with refunds totaling $9.4 million due to gas costs that were lower than projected.

In July 2012, SJG filed a petition to implement a five-year, $250.0 million Accelerated Infrastructure Replacement Program (“AIRP”). SJG proposed spending an incremental $50.0 million per year on the accelerated replacement of its cast iron and bare steel main and service infrastructure and was seeking a return on program investments as it had under prior Capital Investment Recovery Tracker ("CIRT") programs. SJG's CIRT III program expired on December 31, 2012. In February 2013, the parties executed a Stipulation agreeing to $35.3 million per year of incremental capital spending for four years, totaling $141.2 million under the AIRP. The BPU approved the Stipulation in February 2013.

In March 2013, SJG filed a joint petition with New Jersey Natural Gas requesting modifications to, and the continuation of, the Conservation Incentive Plan (“CIP”) program effective October 1, 2013.

There have been no other significant regulatory actions or changes to SJG's rate structure since December 31, 2012. See Note 10 to the Consolidated Financial Statements in Item 8 of SJI's Annual Report on Form 10-K as of December 31, 2012.

8.	REGULATORY ASSETS & REGULATORY LIABILITIES:

There have been no significant changes to the nature of the Company’s regulatory assets and liabilities since December 31, 2012 which are described in Note 11 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2012.

Regulatory Assets consisted of the following items (in thousands):

	March 31, 2013	December 31, 2012
Environmental Remediation Costs:
Expended - Net	$32,784	$37,892
Liability for Future Expenditures	108,013	107,410
Deferred Asset Retirement Obligation Costs	30,390	30,199
Deferred Pension and Other Postretirement Benefit Costs	95,897	95,897
Conservation Incentive Program Receivable	18,629	31,686
Societal Benefit Costs Receivable	12,900	12,801
Premium for Early Retirement of Debt	1,035	1,075
Deferred Interest Rate Contracts	6,885	7,761
Energy Efficiency Tracker	12,556	12,306
Pipeline Supplier Service Charges	8,355	8,771
Other Regulatory Assets	7,645	6,858

Total Regulatory Assets	$335,089	$352,656

CONSERVATION INCENTIVE PROGRAM (CIP) RECEIVABLE – The decrease in this receivable is primarily the result of colder weather experienced in the region during the 2012-2013 winter season compared with the prior winter season. The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer.

Regulatory Liabilities consisted of the following items (in thousands):

	March 31, 2013	December 31, 2012
Excess Plant Removal Costs	$43,567	$45,593
Deferred Revenues - Net	27,533	10,924
Other Regulatory Liabilities	2,498	—

Total Regulatory Liabilities	$73,598	$56,517

DEFERRED REVENUES – NET – Over/under collections of gas costs are monitored through SJG’s BGSS mechanism.  Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability.  Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval.  The BGSS increased from a $10.9 million regulatory liability at December 31, 2012 to a $27.5 million regulatory liability at March 31, 2013, primarily due to gas costs recovered from customers exceeding the actual cost of the commodity. SJG typically overcollects during the winter season when throughput is high and undercollects during the summer season when throughput is low.

9.	PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three months ended March 31, 2013 and 2012, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended March 31,
	2013	2012
Service Cost	$1,378	$1,189
Interest Cost	2,332	2,399
Expected Return on Plan Assets	(2,989)	(2,760)
Amortizations:
Prior Service Cost	63	63
Actuarial Loss	2,171	1,755
Net Periodic Benefit Cost	2,955	2,646
Capitalized Benefit Costs	(1,167)	(980)
Total Net Periodic Benefit Expense	$1,788	$1,666

	Other Postretirement Benefits
	Three Months Ended March 31,
	2013	2012
Service Cost	$311	$293
Interest Cost	700	768
Expected Return on Plan Assets	(588)	(558)
Amortizations:
Prior Service Credits	(71)	(71)
Actuarial Loss	459	380
Net Periodic Benefit Cost	811	812
Capitalized Benefit Costs	(322)	(302)
Total Net Periodic Benefit Expense	$489	$510

Capitalized benefit costs reflected in the table above relate to SJG’s construction program.

SJI contributed $25.0 million and $12.7 million to the pension plans in January 2012 and 2013, respectively. No additional contributions are expected to be made to the pension plans during 2013. Payments related to the unfunded supplemental executive retirement plan (SERP) are expected to approximate $1.3 million in 2013. SJG also has a regulatory obligation to contribute approximately $3.6 million annually to the other postretirement benefit plans’ trusts, less direct costs incurred.

See Note 12 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2012, for additional information related to SJI’s pension and other postretirement benefits.

10.	UNUSED LINES OF CREDIT:

Credit facilities and available liquidity as of March 31, 2013 were as follows (in thousands):

Company	Total Facility	Usage	Available Liquidity	Expiration Date
SJG:
Commercial Paper Program/Revolving Credit Facility	$200,000	$67,000	$133,000	May 2015
Uncommitted Bank Lines	10,000	3,600	6,400	August 2013

Total SJG	210,000	70,600	139,400

SJI:

Revolving Credit Facility (B)	$400,000	$150,400	$249,600	February 2018 (A)
Term Line of Credit	50,000	50,000	—	November 2013

Total SJI	450,000	200,400	249,600

Total	$660,000	$271,000	$389,000

(A) Includes letters of credit outstanding in the amount of $22.6 million.

(B) In February 2013, SJI increased its revolving credit agreement from $300.0 million to $400.0 million while extending its term until February 2018.
The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary, the SJI facilities can also be used to support SJG’s liquidity needs. Borrowings under these credit facilities are at market rates. The weighted average interest rate on these borrowings, which changes daily, was 1.02% and 1.06% at March 31, 2013 and 2012, respectively. Average borrowings outstanding under these credit facilities, not including letters of credit, during the three months ended March 31, 2013 and 2012 were $317.3 million and $351.6 million, respectively. The maximum amounts outstanding under these credit facilities, not including letters of credit, during the three months ended March 31, 2013 and 2012 were $369.5 million and $377.8 million, respectively.

The SJI and SJG facilities are provided by a syndicate of banks and contain one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreements) to not more than 0.65 to 1, measured at the end of each fiscal quarter. SJI and SJG were in compliance with this covenant as of March 31, 2013.

SJG manages a commercial paper program under which SJG may issue short-term, unsecured promissory notes to qualified investors up to a maximum aggregate amount outstanding at any time of $200.0 million.  The notes  have fixed maturities which vary by note, but may not exceed 270 days from the date of issue. Proceeds from the notes are used for general corporate purposes.  SJG uses the commercial paper program in tandem with the $200.0 million revolving credit facility and does not expect the principal amount of borrowings outstanding under the commercial paper program and the credit facility at any time to exceed an aggregate of $200.0 million.

11.	COMMITMENTS AND CONTINGENCIES:

GUARANTEES — The Company has recorded a liability of $0.3 million which is included in Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the condensed consolidated balance sheets as of March 31, 2013 for the fair value of the following guarantees:

In April 2007, SJI guaranteed certain obligations of LVE Energy Partners, LLC (LVE) an unconsolidated joint venture in which Marina has a 50% equity interest.  LVE entered into a 25-year contract with a resort developer to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada.  LVE began construction of the facility in 2007 and expected to provide full energy service in 2010 when the resort was originally scheduled to be completed.  LVE suspended construction of the district energy system and central energy center in January 2009 after the resort developer’s announcement that it was delaying the completion of construction of the resort.

In March 2013, the resort developer purchased substantially all of the assets of LVE. As a result, the guarantees provided by SJI of certain performance obligations of LVE under the operating agreements between LVE and the resort developer were canceled.

During the three months ended March 31, 2013 the Company received $57.6 million of repayments of advances from LVE. As of March 31, 2013, the Company had remaining unsecured Notes Receivable - Affiliate of approximately $5.5 million due from LVE on the condensed consolidated balance sheets related to this project. During 2013, SJI provided support to LVE of approximately $0.4 million to cover interest and other project related costs.

As a result of the construction delay and the sale of substantially all of the assets, management has evaluated the investment in LVE and concluded that the fair value of this investment continues to be in excess of the carrying value as of March 31, 2013.

SJI and its joint venture partner have guaranteed the repayment of interest rate derivative contracts held by LVE which mature in November 2013. As of March 31, 2013 the amount required to satisfy these contracts is approximately $5.5 million. LVE is expected to have sufficient resources to satisfy these interest rate derivative contracts upon the liquidation of its remaining assets. SJI and its partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on this guarantee.

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

In February 2011, ACR Energy Partners, LLC (ACR), a wholly-owned subsidiary of Energenic, of which Marina has a 50% equity interest, entered into a 20 year contract with a developer to build, own and operate a central energy center and energy distribution system for a new hotel, casino and entertainment complex in Atlantic City, New Jersey. The complex commenced operations in April 2012 and as a result, ACR is providing full energy services to the complex. Marina and its joint venture partner have agreed to provide a $5.0 million letter of credit to support certain operating performance obligations of ACR under the operating agreements between ACR and the developer. SJI and its partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI to or on behalf of ACR.

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

As of March 31, 2013, SJI had issued $5.1 million of guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable our subsidiary to market retail natural gas.

COLLECTIVE BARGAINING AGREEMENTS — Unionized personnel represent approximately 46.0% of our workforce at March 31, 2013. The Company has collective bargaining agreements with two unions that represent these employees: the International Brotherhood of Electrical Workers (IBEW) Local 1293 and the International Association of Machinists and Aerospace Workers (IAM) Local 76.  SJG employees represented by the IBEW operated under a collective bargaining agreement that was set to expire February 28, 2013, however a new collective bargaining agreement was agreed to and commenced on March 1, 2013 and runs through February 28, 2017. SJESP employees represented by the IBEW operate under a collective bargaining agreement that runs through February 28, 2014. The remaining unionized employees represented by the IAM operate under a collective bargaining agreement that expires in August 2014.

STANDBY LETTERS OF CREDIT — As of March 31, 2013, SJI provided $22.6 million of standby letters of credit through SJI’s revolving credit facility to enable SJE to market retail electricity and for various construction activities. The Company has also provided $87.6 million of additional letters of credit under separate facilities outside of the revolving credit facility to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system and to finance Marina's initial thermal plant project.

PENDING LITIGATION — The Company is subject to claims arising in the ordinary course of business and other legal proceedings. The Company has been named in, among other actions, certain product liability claims related to our former sand mining subsidiary. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $3.1 million related to all claims in the aggregate as of both March 31, 2013 and December 31, 2012. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

ENVIRONMENTAL REMEDIATION COSTS — SJI incurred and recorded costs for environmental cleanup of 12 sites where SJG or its predecessors operated gas manufacturing plants. SJG stopped manufacturing gas in the 1950s. SJI and some of its nonutility subsidiaries also recorded costs for environmental cleanup of sites where SJF previously operated a fuel oil business and Morie maintained equipment, fueling stations and storage. There have been no changes to the status of the Company’s environmental remediation efforts since December 31, 2012 as described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2012.

12.	DERIVATIVE INSTRUMENTS:

Certain SJI subsidiaries are involved in buying, selling, transporting and storing natural gas and buying and selling retail electricity for their own accounts as well as managing these activities for third parties. These subsidiaries are subject to market risk on expected future purchases and sales due to commodity price fluctuations. The Company uses a variety of derivative instruments to limit this exposure to market risk in accordance with strict corporate guidelines.  These derivative instruments include forward contracts, swap agreements, options contracts and futures contracts. As of March 31, 2013, the Company had outstanding derivative contracts intended to limit the exposure to market risk on 20.9 MMdts (1 MMdts = one million decatherms) of expected future purchases of natural gas, 19.7 MMdts of expected future sales of natural gas, 1.1 MMmwh (1 MMmwh = one million megawatt hours) of expected future purchases of electricity and 1.0 MMmwh of expected future sales of electricity. In addition to these derivative contracts, the Company had basis and index related purchase and sales contracts totaling 66.1 MMdts.  The value of these contracts are not significant as of March 31, 2013. These contracts, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives — Energy Related Assets or Derivatives — Energy Related Liabilities on the condensed consolidated balance sheets. The net unrealized pre-tax gains and losses for these energy related commodity contracts are included with realized gains and losses in Operating Revenues – Nonutility.

The Company has also entered into interest rate derivatives to hedge exposure to increasing interest rates and the impact of those rates on cash flows of variable-rate debt. These interest rate derivatives, some of which have been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives - Other on the condensed consolidated balance sheets. Beginning in July 2012, hedge accounting was discontinued for these derivatives. As a result, unrealized gains and losses on these derivatives, that were previously included in Accumulated Other Comprehensive Loss on the condensed consolidated balance sheets, will be reclassified into earnings over the remaining life of the derivative. These derivatives are expected to mature in 2026.

There have been no other significant changes to the Company’s active interest rate swaps since December 31, 2012 which are described in Note 16 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2012.

The fair values of all derivative instruments, as reflected in the condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012, are as follows (in thousands):

Derivatives not designated as hedging instruments under GAAP	March 31, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities
Energy related commodity contracts:
Derivatives – Energy Related – Current	$22,330	$20,222	$24,242	$23,828
Derivatives – Energy Related – Non-Current	8,461	4,301	12,297	5,403
Interest rate contracts:
Derivatives - Other - Non-Current	—	12,062	—	13,462
Total derivatives not designated as hedging instruments under GAAP	30,791	36,585	36,539	42,693

Total Derivatives	$30,791	$36,585	$36,539	$42,693

The Company enters into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. The Company presents derivatives at gross fair values on the condensed consolidated balance sheets. As of March 31, 2013 and December 31, 2012, information related to these offsetting arrangements were as follows (in thousands):

As of March 31, 2013
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
Derivatives - Energy Related Assets	30,791	—	30,791	(16,962)	(A)	—	13,829
Derivatives - Energy Related Liabilities	(24,523)	—	(24,523)	16,962	(B)	79	(7,482)
Derivatives - Other	(12,062)	—	(12,062)	—		—	(12,062)

As of December 31, 2012
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
Derivatives - Energy Related Assets	36,539	—	36,539	(12,975)	(A)	—	23,564
Derivatives - Energy Related Liabilities	(29,231)	—	(29,231)	12,975	(B)	6,347	(9,909)
Derivatives - Other	(13,462)	—	(13,462)	—		—	(13,462)

(A) The balances at March 31, 2013 and December 31, 2012 were related to derivative liabilities which can be net settled against derivative assets.

(B) The balances at March 31, 2013 and December 31, 2012 were related to derivative assets which can be net settled against derivative liabilities.

The effect of derivative instruments on the condensed consolidated statements of income for the three months ended March 31, 2013 and 2012 are as follows (in thousands):

	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2013	2012
Interest Rate Contracts:
Gains recognized in AOCL on effective portion	$—	$136
Losses reclassified from AOCL into income (a)	$(112)	$(186)
Gains (losses) recognized in income on ineffective portion (a)	—	—

(a) Included in Interest Charges

	Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments under GAAP	2013	2012
(Losses) gains on energy related commodity contracts (a)	$(7,049)	$6,971
Gains on interest rate contracts (b)	525	136

Total	$(6,524)	$7,107

(a)  Included in Operating Revenues - Non Utility
(b)  Included in Interest Charges

Net realized losses associated with SJG’s energy-related financial commodity contracts of $1.5 million and $5.0 million for the three months ended March 31, 2013 and 2012, respectively,are not included in the above table. These contracts are part of SJG’s regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to, and recoverable through, regulatory riders, any changes in the value of SJG’s energy related financial commodity contracts are deferred in Regulatory Assets or Liabilities and there is no impact to earnings.

Certain of the Company’s derivative instruments contain provisions that require immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions in the event of a material adverse change in the credit standing of the Company. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on March 31, 2013, is $8.5 million.   If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2013, the Company would have been required to settle the instruments immediately or post collateral to its counterparties of approximately $3.4 million after offsetting asset positions with the same counterparties under master netting arrangements.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of March 31, 2013	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$7,892	$7,892	$—	$—
Derivatives – Energy Related Assets (B)	30,791	9,271	12,717	8,803
	$38,683	$17,163	$12,717	$8,803

Liabilities

Derivatives – Energy Related Liabilities (B)	$24,523	$6,010	$11,337	$7,176
Derivatives – Other (C)	12,062	—	12,062	—
	$36,585	$6,010	$23,399	$7,176

As of December 31, 2012	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$7,538	$787	$6,751	$—
Derivatives – Energy Related Assets (B)	36,539	9,404	16,205	10,930
	$44,077	$10,191	$22,956	$10,930

Liabilities

Derivatives – Energy Related Liabilities (B)	$29,231	$5,399	$15,664	$8,168
Derivatives – Other (C)	13,462	—	13,462	—
	$42,693	$5,399	$29,126	$8,168

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

The following table provides quantitative information regarding significant unobservable inputs in Level 3 fair value measurements (in thousands):

Type	Fair Value at March 31, 2013		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	3,369	5,174	Discounted Cash Flow	Forward price (per dt)	$(0.41) - $0.15 [$(0.13)]
Forward Contract - Electric	5,434	2,002	Discounted Cash Flow	Fixed electric load profile (on-peak)	21.6% - 100.0% [55.4%]
				Fixed electric load profile (off-peak)	0.0% - 78.4% [44.7%]

Transfers between different levels of the fair value hierarchy may occur based on the level of observable inputs used to value the instruments from period to period.  During the three months ended March 31, 2013, there were no transfers between levels within the fair value hierarchy, including no transfers in or out of Level 3.

The changes in fair value measurements of Derivatives – Energy Related Assets and Liabilities for the three months ended March 31, 2013, using significant unobservable inputs (Level 3), are as follows (in thousands):

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Balance at beginning of period	$2,762	$(5,958)
Total (losses) gains realized/unrealized included in earnings	(701)	169
Settlements	(434)	3,831

Balance at March 31	$1,627	$(1,958)

Total losses for 2013 included in earnings that are attributable to the change in unrealized losses relating to those assets and liabilities included in Level 3 still held as of March 31, 2013, is $(0.7) million.  These losses are included in Operating Revenues-Nonutility on the condensed consolidated statements of income.

14.	LONG-TERM DEBT:

In 2011, SJG received approval from the BPU to issue up to $200.0 million in long-term debt under its MTN program by September 2014. At March 31, 2013, $80.0 million was available under this program.

In February 2012, SJG called its $35.0 million, 7.7% MTN's due April 2027 at par plus a 2.0% premium. The early redemption occurred concurrently with the issuance in April 2012 of $35.0 million, 3.74% Series D MTN's due April 2032.

The Company did not issue any long-term debt during the three months ended March 31, 2013.

15.	ACCUMULATED OTHER COMPREHENSIVE LOSS:

The following tables summarize the changes in accumulated other comprehensive loss (AOCL) for the three months ended March 31, 2013 (in thousands):

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Other Comprehensive Income (Loss) of Affiliated Companies	Total
Balance at January 1, 2013 (a)	$(23,437)	$(2,962)	$294	$(5,000)	$(31,105)
Other comprehensive income before reclassifications	—	—	215	—	215
Amounts reclassified from AOCL (b)	—	66	(489)	5,014	4,591
Net current period other comprehensive income (loss)	—	66	(274)	5,014	4,806
Balance at March 31, 2013 (a)	$(23,437)	$(2,896)	$20	$14	$(26,299)

(a) Determined using a combined statutory tax rate of 41%.
(b) See table below.

The following table provides details about reclassifications out of AOCL for the three months ended March 31, 2013:

	Amounts Reclassified from AOCL (in thousands)	Affected Line Item in the Condensed Consolidated Statements of Income
	Three Months Ended March 31, 2013
Unrealized Loss on Derivatives-Other - interest rate contracts designated as cash flow hedges	$112	Interest Charges
Income Taxes	(46)	Income Taxes (a)
	$66

Unrealized Gain on Available-for-Sale Securities	$(827)	Other Income
Income Taxes	338	Income Taxes (a)
	$(489)

Loss of Affiliated Companies	$8,475	Equity in Loss of Affiliated Companies
Income Taxes	(3,461)	Income Taxes (a)
	$5,014

Losses from reclassifications for the period net of tax	$4,591

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

A discussion of these and other risks and uncertainties may be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and in other filings made by us with the Securities and Exchange Commission (SEC). These cautionary statements should not be construed by you to be exhaustive and they are made only as of the date of this Quarterly Report on Form 10-Q, or in any document incorporated by reference, at the date of such document. While South Jersey Industries, Inc. (SJI or the Company) believes these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, SJI undertakes no obligation to update or revise any of its forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies — Estimates and Assumptions — Management must make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related disclosures. Actual results could differ from those estimates. Five types of transactions presented in our condensed consolidated financial statements require a significant amount of judgment and estimation. These relate to regulatory accounting, derivatives, environmental remediation costs, pension and other postretirement employee benefit costs, and revenue recognition. A discussion of these estimates and assumptions may be found in our Form 10-K for the year ended December 31, 2012.

New Accounting Pronouncements — See detailed discussions concerning New Accounting Pronouncements and their impact on SJI in Note 1 to the condensed consolidated financial statements.

Regulatory Actions —Other than the changes discussed in Note 7 to the condensed consolidated financial statements, there have been no significant regulatory actions since December 31, 2012. See detailed discussion concerning Regulatory Actions in Note 10 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2012.

Environmental Remediation —There have been no significant changes to the status of the Company’s environmental remediation efforts since December 31, 2012. See detailed discussion concerning Environmental Remediation in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2012.

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

Net Income for the three months ended March 31, 2013 decreased $11.2 million to $42.9 million compared with the same period in 2012 primarily as a result of the following:

•
The income contribution from SJRG for the three months ended March 31, 2013 decreased $9.3 million to a net loss of $3.0 million due primarily to the change in unrealized gains and losses on derivatives used by SJRG to mitigate natural gas commodity price risk, as discussed under Operating Revenues - Nonutility below, along with lower storage and daily trading margins as described in Gross Margin - Nonutility below.

•
The income contribution from SJE for the three months ended March 31, 2013 decreased $2.5 million to $0.7 million due primarily to the change in unrealized gains and losses on forward financial contracts used to mitigate price risk on electric as discussed under Operating Revenues – Nonutility below.

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
Economic Earnings for the three months ended March 31, 2013 decreased $1.6 million to $48.4 million compared with the same period in 2012, primarily as a result of the following:

•
The income contribution from SJRG for the three months ended March 31, 2013 decreased $3.3 million to $1.0 million due to lower storage and daily trading margins as described in Gross Margin - Nonutility below.

The following table presents a reconciliation of our income from continuing operations and earnings per share from continuing operations to Economic Earnings and Economic Earnings per share for the three months ended March 31 (in thousands except per share data):

	Three Months Ended March 31,
	2013	2012
Income from Continuing Operations	$43,337	$54,211
Minus/Plus:
Unrealized Mark-to-Market (Gains)/Losses on Derivatives	4,098	(4,198)
Realized (Gains)/Losses on Inventory Injection Hedges	120	24
Net Loss from Affiliated Companies, Not Part of Ongoing Operations (A)	906	—
Other	(25)	—
Economic Earnings	$48,436	$50,037

Earnings per Share from Continuing Operations	$1.36	$1.79
Minus/Plus:
Unrealized Mark-to-Market (Gains)/Losses on Derivatives	0.13	(0.14)
Realized (Gains)/Losses on Inventory Injection Hedges	—	—
Net Loss from Affiliated Companies, Not Part of Ongoing Operations (A)	0.03	—
Other	—	—
Economic Earnings per Share	$1.52	$1.65

Non-Utility Income from Continuing Operations	$7,823	$19,173
Minus/Plus:
Unrealized Mark-to-Market (Gains)/Losses on Derivatives	4,098	(4,198)
Realized (Gains)/Losses on Inventory Injection Hedges	120	24
Net Loss from Affiliated Companies, Not Part of Ongoing Operations (A)	906	—
Other	(25)	—
Non-Utility Economic Earnings	$12,922	$14,999

Wholesale Energy Income from Continuing Operations	$(2,868)	$5,797
Minus/Plus:
Unrealized Mark-to-Market (Gains)/Losses on Derivatives	3,962	(1,881)
Realized (Gains)/Losses on Inventory Injection Hedges	120	24
Wholesale Energy Economic Earnings	$1,214	$3,940

Retail Energy Income from Continuing Operations	$10,691	$13,376
Minus/Plus:
Unrealized Mark-to-Market (Gains)/Losses on Derivatives	136	(2,317)
Net Loss from Affiliated Companies, Not Part of Ongoing Operations (A)	906	—
Other	(25)	—
Retail Energy Economic Earnings	$11,708	$11,059

(A) Resulting from the termination of the contract at LVE Energy Partners, LLC to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada.

The effect of derivative instruments not designated as hedging instruments under GAAP in the condensed consolidated statements of income (see Note 12 to the condensed consolidated financial statements) is as follows (gains (losses) in thousands):

	Three Months Ended March 31,
	2013	2012
(Losses) Gains on energy related commodity contracts	$(7,049)	$6,971
Gains (Losses) on interest rate contracts	525	136
Total before income taxes	(6,524)	7,107
Income taxes (A)	2,675	(2,914)
Total after income taxes	(3,849)	4,193
Unrealized mark-to-market gains (losses) on derivatives held by affiliated companies, net of tax (A)	(249)	5
Total unrealized mark-to-market (losses) gains on derivatives	(4,098)	4,198
Realized gains (losses) on inventory injection hedges, net of tax (A)	(120)	(24)
Net Loss from Affiliated Companies, Not Part of Ongoing Operations (B)	(906)	—
Other	25	—
Total reconciling items between income from continuing operations and economic earnings	$(5,099)	$4,174

(A) Determined using a combined statutory tax rate of 41%
(B) Resulting from the termination of the contract at LVE Energy Partners, LLC to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada.

The following tables summarize the composition of selected SJG data for the three months ended March 31 (in thousands, except for degree day data):

	Three Months Ended March 31,
	2013	2012
Utility Throughput – dt:
Firm Sales -
Residential	11,070	8,595
Commercial	2,516	1,979
Industrial	154	126
Cogeneration & Electric Generation	145	76
Firm Transportation -
Residential	1,628	966
Commercial	2,986	2,245
Industrial	3,567	3,430
Cogeneration & Electric Generation	2,082	2,162

Total Firm Throughput	24,148	19,579

Interruptible Transportation	434	424
Off-System	1,713	4,471
Capacity Release	13,815	16,967

Total Throughput - Utility	40,110	41,441

	Three Months Ended March 31,
	2013	2012
Utility Operating Revenues:
Firm Sales -
Residential	$108,124	$113,629
Commercial	23,635	22,062
Industrial	1,628	1,253
Cogeneration & Electric Generation	783	403
Firm Transportation -
Residential	9,289	5,923
Commercial	11,331	9,113
Industrial	5,944	5,420
Cogeneration & Electric Generation	2,234	2,001

Total Firm Revenues	162,968	159,804

Interruptible Sales	—	8

	Three Months Ended March 31,
	2013	2012
Interruptible Transportation	540	478
Off-System	6,682	15,829
Capacity Release	3,687	3,059
Other	221	258
	174,098	179,436
Less: Intercompany Sales	(447)	(234)
Total Utility Operating Revenues	173,651	179,202
Less:
Cost of Sales	77,156	86,265
Conservation Recoveries*	5,324	3,302
RAC Recoveries*	2,178	1,912
EET Recoveries*	996	712
Revenue Taxes	2,243	2,491
Utility Margin	$85,754	$84,520

Margin:
Residential	$59,512	$46,893
Commercial and Industrial	21,279	17,588
Cogeneration and Electric Generation	1,230	964
Interruptible	24	31
Off-system & Capacity Release	685	900
Other Revenues	266	257
Margin Before Weather Normalization & Decoupling	82,996	66,633
CIRT Mechanism	742	767
CIP Mechanism	1,891	17,021
EET Mechanism	125	99
Utility Margin	$85,754	$84,520

Degree Days:	2,457	1,930

*Represents expenses for which there is a corresponding credit in operating revenues.  Therefore, such recoveries have no impact on our financial results.

Throughput - Utility - Total gas throughput decreased 1.3 MMdts, or 3.2%, for the three months ended March 31, 2013, compared with the same period in 2012.  This decrease was realized primarily in the Capacity Release and OSS markets which decreased 3.2 MMdts and 2.8 MMdts, respectively, during the three months ended March 31, 2013, as compared with the same period in 2012. Due to colder weather experienced in the region during the first quarter of 2013, SJG experienced an increased demand by its firm customers, thereby creating fewer opportunities for both Capacity Release and off-system sales outside of SJG's territory during the winter months. Firm throughput increased 4.6 MMdts, or 23.3%, during the three months ended March 31, 2013, compared to the same period in 2012.  This is most apparent in the heat sensitive residential and commercial markets whose total throughput increased 4.4 MMdts, or 32.0%, as a result of weather that was 27.3% colder for the three months ended March 31, 2013, as compared with the same period last year. Also contributing to higher firm throughput was customer growth.  The Company added 5,693 customers over the twelve month period ended March 31, 2013, which represents a growth rate of 1.6%.

Conservation Incentive Program (CIP) - Utility - The effects of the CIP on SJG’s net income for the three months ended March 31, 2013 and 2012 and the associated weather comparisons were as follows ($’s in millions):

	Three Months Ended March 31,
	2013	2012
Net Income Benefit:
CIP – Weather Related	$(0.5)	$6.5
CIP – Usage Related	1.6	3.6
Total Net Income Benefit	$1.1	$10.1

Weather Compared to 20-Year Average	Average	21.4% warmer
Weather Compared to Prior Year	27.3% Colder	22.7% warmer

Operating Revenues  - Utility - Revenues decreased $5.6 million, or 3.1%, during the three months ended March 31, 2013, compared with the same period in the prior year after eliminating intercompany transactions. Lower Off-System Sales (OSS) volume resulted in a $9.1 million, or 57.8%, reduction in OSS revenues during the three months ended March 31, 2013, compared with the same period last year. As reflected in the Margin-Utility table above, the impact of changes in OSS and capacity release activity do not have a material impact on the earnings of SJG, as SJG is required to share 85% of the profits of such activity with the ratepayers. Total firm revenue increased $3.2 million, or 2.0%, during the first quarter of 2013 versus the same period in 2012. As stated under "Throughput-Utility," colder weather increased firm sales volume significantly compared with prior year; however, associated firm revenue only increased slightly. This is the result of lower gas costs being passed through to those customers, as SJG reduced its BGSS rate by 18.0% in October 2012. In addition, SJG gave a refund of $9.4 million to its periodic BGSS customers in January 2013, which further reduced revenue. While changes in gas costs and BGSS recoveries/refunds may fluctuate from period to period, SJG does not profit from the sale of the commodity.  Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on Company profitability, as further discussed below under the caption “Margin-Utility.”

Operating Revenues — Nonutility -  Combined revenues for SJI’s nonutility businesses, net of intercompany transactions, decreased $13.7 million, or 14.3% for the three months ended March 31, 2013 compared with the same period in 2012.

SJE’s revenues from retail gas operations, net of intercompany transactions, increased $15.8 million, or 87.2% for the three months ended March 31, 2013 compared with the same period in 2012. Excluding the change in unrealized gains and losses recorded on forward financial contracts of $(0.5) million, revenues increased $16.3 million for the three months ended March 31, 2013 compared with the same period in 2012. The increase in revenues for the three months ended March 31, 2013 compared with the same period in 2012 was mainly due to a 21.9% increase in the average monthly New York Mercantile Exchange (NYMEX) settle price, along with an 86.8% increase in sales volumes, which was due to the impact of acquiring a retail gas marketing book in the third quarter of 2012 and temperatures that were colder than the first quarter of 2012. As of March 31, 2013 and 2012, SJE was serving 3,149 and 1,647 retail gas customers, respectively, with sales volumes totaling 7,997,253 and 4,282,402 dekatherms, respectively.

Market conditions continue to make it difficult to be competitive in the small commercial market. We continue to focus our marketing efforts on the pursuit of non-heat-sensitive commercial customers in an effort to mitigate price volatility and weather risk.

SJE’s revenues from retail electric operations, net of intercompany transactions, decreased $19.2 million, or 39.4%, for the three months ended March 31, 2013 compared with the same period in 2012. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $3.6 million, revenues decreased $15.6 million, or 34.6%, for the three months ended March 31, 2013 compared with the same period in 2012.

A summary of SJE’s revenues from retail electricity is as follows (in millions):

	Three Months Ended March 31,
	2013	2012	Change
SJE Retail Electric Revenue	$29.6	$48.8	$(19.2)
Add: Unrealized Losses (Subtract: Unrealized Gains)	(0.1)	(3.7)	3.6
SJE Retail Electric Revenue, Excluding Unrealized Losses (Gains)	$29.5	$45.1	$(15.6)

The three month comparative period decrease was mainly due to a 28.5% decrease in volumes for the comparative period mainly due to a significant school board contract that expired in the second quarter of 2012, along with a 7.0% decrease in the average monthly sales price, which was driven by a lower average Locational Marginal Price (LMP) per megawatt hour. SJE uses forward financial contracts to mitigate commodity price risk on fixed price electric contracts. In accordance with GAAP, the forward financial contracts are recorded at fair value, with changes in fair value recorded in earnings in the period of change. The related customer contracts are not considered derivatives and, therefore, are not recorded in earnings until the electricity is delivered. As a result, earnings are subject to volatility as the market price of the forward financial contracts change, even when the underlying hedged value of the customer contract is unchanged. Over time, gains or losses on the sale of the fixed price electric under contract will be offset by losses or gains on the forward financial contracts, resulting in the realization of the profit margin expected when the transactions were initiated. SJE serves both fixed and market-priced customers.

SJRG’s revenues from wholesale energy operations, net of intercompany transactions, decreased $11.4 million, or 65.7%, for the three months ended March 31, 2013 compared with the same period in 2012. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $9.9 million , and adjusting for the change in realized gains and losses on all hedges attributed to inventory injection transactions of $0.2 million to align them with the related cost of inventory in the period of withdrawal, SJRG’s revenues decreased $1.3 million for the three months ended March 31, 2013 compared with the same period in 2012.

A summary of SJRG’s revenue for the three months ended March 31 is as follows (in millions):

	Three Months Ended March 31,
	2013	2012	Change
SJRG Revenue	$6.0	$17.4	$(11.4)
Add: Unrealized Losses (Subtract: Unrealized Gains)	6.7	(3.2)	9.9
Add: Realized Losses (Subtract: Realized Gains) on Inventory Injection Hedges	0.2	—	0.2
SJRG Revenue, Excluding Unrealized Losses (Gains) and Realized Losses (Gains) on Inventory Injection Hedges	$12.9	$14.2	$(1.3)

The decrease in revenues for the three months ended March 31, 2013 compared with the same period in 2012 was due mainly to compressed margins on energy trading activities as compared to the prior year. As discussed in Note 1 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2012, revenues and expenses related to the energy trading activities of SJRG are presented on a net basis in Operating Revenues – Nonutility. Partially offsetting these decreases were an overall increase in sales volumes, along with a 21.9% increase in the average monthly NYMEX settle price.

Revenues from on-site energy production at Marina, net of intercompany transactions, increased $1.2 million, or 15.1% for the three months ended March 31, 2013 compared with the same period in 2012. The increase is primarily due to higher hot water production and electricity sales at the thermal facility due to colder temperatures as compared to the prior year. Revenues also increased as a result of several new renewable energy projects that began operations over the past twelve months.

Revenues from appliance service operations at SJESP remained relatively unchanged for the three months ended March 31, 2013 compared with the same period in 2012. SJESP sold the rights to renew the home appliance repair contracts to a provider of homeowner assistance services under an exclusive agreement that took effect in the third quarter of 2011. Under the terms of this agreement, SJESP received a fee for the sale of the rights. SJESP also receives a commission for all new and renewed service contracts and is paid a fee to service those warranty contracts.

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

Total margin increased $1.2 million, or 1.5%, for the three months ended March 31, 2013, compared with the same period in 2012, primarily due to customer additions.  SJG added 5,693 customers over the 12-month period ended March 31, 2013, representing growth of 1.6% over the prior year and a corresponding increase in margin.

The CIP protected $1.9 million of pre-tax margin in the first quarter of 2013 that would have been lost due to lower customer usage, compared with $17.0 million in the same period last year.

Gross Margin — Nonutility —  Gross margin for the nonutility businesses is defined as revenue less all costs that are directly related to the production, selling and delivery of the Company’s products and services. These costs primarily include natural gas and electric commodity costs as well as certain payroll and related benefits. On the statements of condensed consolidated income, revenue is reflected in Operating Revenues - Nonutility and the costs are reflected in Cost of Sales - Nonutility. As discussed in Note 16 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2012, revenues and expenses related to the energy trading activities of SJRG are presented on a net basis in Operating Revenues - Nonutility.

For the three months ended March 31, 2013, combined gross margins for the nonutility businesses, net of intercompany transactions, decreased $18.2 million to $6.8 million compared with the same period in 2012. This change was primarily due to the following:

•
Gross margin from the wholesale energy operations of SJRG decreased $15.4 million for the three months ended March 31, 2013 compared with the same period in 2012. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $9.9 million and adjusting for the change in realized gains and losses on all hedges attributed to inventory injection transactions of $0.2 million to align them with the related cost of inventory in the period of withdrawal as discussed above, gross margin for SJRG decreased $5.3 million for the three months ended March 31, 2013 compared with the same period in 2012. The decrease in gross margin for the three month comparative period was mainly due to lower storage and daily trading margins in 2013 as compared to the prior year.

Overall, SJRG's contribution to margin from storage and transportation agreements has decreased due to market conditions and, as a result, SJRG has shed some of these agreements. However, SJRG expects to continue to add incremental margin from marketing and related opportunities in the Marcellus region, capitalizing on its established presence in the area. Future margins could fluctuate significantly due to the volatile nature of wholesale gas prices. As of March 31, 2013, SJRG had 8.3 Bcf of storage and 462,678 dts/day of transportation under contract.

•
Gross Margin from on-site energy production at Marina, net of intercompany transactions, increased $0.8 million for the three months ended March 31, 2013 compared with the same period in 2012. Gross margin as a percentage of Operating Revenues increased 1.42 percentage points for the three months ended March 31, 2013 compared with the same period in 2012. This was due mainly to increased hot water and energy production due to colder temperatures as compared to the prior year and the impact of several new renewable energy projects added over the last twelve months.

•
Gross margin from SJE’s retail gas and other operations increased $0.6 million for the three months ended March 31, 2013 compared with the same period in 2012. Excluding the change in unrealized gains and losses recorded on forward financial contracts of $(0.5) million, gross margins increased $1.1 million for the three months ended March 31, 2013 compared with the same period in 2012 Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts as discussed above, gross margin as a percentage of Operating Revenues increased 1.4 percentage points for the three months ended March 31, 2013 compared with the same period in 2012. This increase was due to the impact of acquiring a retail gas marketing book in the third quarter of 2012 that contained higher-margin customers, along with increases in sales volumes as temperatures were colder than the first quarter of 2012.

•
Gross margin from SJE’s retail electric operations decreased $4.5 million for the three months ended March 31, 2013 compared with the same period in 2012. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts of $3.6 million as discussed above, gross margin decreased $0.9 million in the three months ended March 31, 2013 compared with the same period in 2012.  Excluding the impact of the unrealized gains/losses discussed above, gross margin as a percentage of Operating Revenues did not change significantly for the three months ended March 31, 2013 compared with the same period in 2012. The three month comparative period decrease is due to a significant school board contract that expired in the second quarter of 2012 (See Operating Revenues - Nonutility).

•	Gross margin from appliance service operations at SJESP of $1.1 million remained relatively unchanged for the three months ended March 31, 2013 compared with the same period in 2012.

Operations Expense — A summary of net changes in operations expense, for the three months ended March 31, follows (in thousands):

Three Months Ended March 31, 2013 vs. 2012
Gas Utility Operations	$3,487
Nonutility:
Wholesale Energy Operations	376
Retail Gas and Other Operations	459
Retail Electric Operations	22
On-Site Energy Production	954
Appliance Service Operations	(207)
Total Nonutility	1,604
Intercompany Eliminations and Other	(184)
Total Operations Expense	$4,907

Gas Utility operations expense increased $3.5 million for the three months ended March 31, 2013 compared with the same period in 2012.  This is due to expenses related to changes in SJG's reserve for uncollectible customer accounts, which are the result of fluctuations in levels of customer accounts receivable balances from period to period. Also contributing was increased spending of $2.3 million under the New Jersey Clean Energy Program and Energy Efficiency Programs. Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting increase in revenues during the period.

Nonutility operations expense increased $1.6 million for the three months ended March 31, 2013 compared with the same period in 2012. The increase is primarily due to additional personnel, governance and compliance costs incurred to support continued growth.

Maintenance - Changes in maintenance expense for the three months ended March 31, 2013, compared with the same period in 2012, were not significant.

Depreciation - Depreciation increased $1.8 million during the three months ended March 31, 2013 compared with the same period in 2012 due mainly to the increased investment in property, plant and equipment by SJG and Marina.

Energy and Other Taxes - Changes in energy and other taxes for the three months ended March 31, 2013, compared with the same period in 2012, were not significant.

Other Income and Expense - Other income and expense increased $2.0 million during the three months ended March 31, 2013 compared with the same period in 2012, primarily due to an impairment charge taken during the first quarter of 2012 at SJEX that did not recur in 2013. The impairment charge was related to lower than forecasted natural gas reserves at our shallow well investment in the Marcellus region.

Interest Charges – Interest charges decreased $0.8 million for the three months ended March 31, 2013 compared with the same period in 2012 primarily due to the positive impact of retiring $35.0 million of SJG's higher priced long-term debt during 2012 and higher capitalization of interest costs on construction at SJG. This is partially offset by the issuance of $115.0 million aggregate principal amount of SJI Senior Notes at the end of the second quarter 2012 and the issuance of $85.0 million of SJG Medium Term Notes during the second half of 2012.

Income Taxes – Income tax expense decreased $8.1 million for the three months ended March 31, 2013 as compared with the same period in 2012 primarily due to lower income before income taxes, along with a lower effective tax rate due to higher investment tax credits available on renewable energy facilities at Marina in the first quarter 2013 as compared to the prior year.

Equity in Earnings of Affiliated Companies – Changes in equity in earnings of affiliated companies for the three months ended March 31, 2013 as compared to the same period in 2012 were not significant.

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

Cash Flows from Operating Activities — Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $55.9 million and $42.2 million in the first three months of 2013 and 2012, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries.  Operating activities in the first three months of 2013 produced more net cash than the same period in 2012, primarily due to higher collections under utility regulatory clauses during the first quarter of 2013 that were under-recovered in 2012 as a result of warmer-than-normal weather, along with a smaller pension contribution made by the Company in the first three months of 2013 as compared to the same period in 2012 as discussed on Note 9 to the condensed consolidated financial statements.

Cash Flows from Investing Activities — SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. Net cash outflows for capital expenditures, which are primarily construction projects, for the first three months of 2013 and 2012 amounted to $40.6 million and $45.4 million, respectively. We estimate the net cash outflows for construction projects for fiscal years 2013, 2014 and 2015 at SJI to be approximately $311.9 million, $252.9 million and $179.5 million, respectively. The high level of capital expenditures is due to a combination of the accelerated infrastructure investment programs, a major pipeline project to support an electric generation facility, and a new customer information system, all at SJG.  For capital expenditures, including those under SJG’s CIRT, the Company will use short-term borrowings under lines of credit from commercial banks and the commercial paper program to finance capital expenditures as incurred. From time to time, the Company will refinance the short-term debt incurred to support capital expenditures with long-term debt.

In support of its risk management activities, the Company is required to maintain margin accounts with selected counterparties as collateral for its forward contracts, swap agreements, options contracts and futures contracts. These margin accounts are included in Restricted Investments or Margin Account Liability, depending upon the value of the related contracts (the change in the Margin Account Liability is reflected in cash flows from Operating Activities) on the condensed consolidated balance sheets. The required amount of restricted investments changes on a daily basis due to fluctuations in the market value of the related outstanding contracts and are difficult to predict. Margin posted by the Company decreased by $7.9 million in the first three months of 2013, compared with an increase of $4.5 million in the same period of 2012.

During the three months ended March 31, 2013 and 2012, the Company made investments in, and provided net advances to unconsolidated affiliates, excluding the cash proceeds from LVE as discussed below, of $1.1 million and $22.5 million, respectively. The purpose of these investments and advances was to cover certain project related costs of affiliates.

In March 2013, substantially all of the assets of Marina's joint venture, LVE Energy Partners, LLC (LVE), an entity in which Marina has a 50% equity interest, were sold. As a result of the transaction, Marina received cash proceeds of $57.6 million. See Note 11 to the condensed consolidated financial statements.

Cash Flows from Financing Activities — Short-term borrowings from the commercial paper program and lines of credit from commercial banks are used to supplement cash flows from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, short-term debt incurred to finance capital expenditures is refinanced with long-term debt.

Credit facilities and available liquidity as of March 31, 2013 were as follows (in thousands):

Company	Total Facility	Usage	Available Liquidity	Expiration Date
SJG:
Commercial Paper Program/Revolving Credit Facility	$200,000	$67,000	$133,000	May 2015
Uncommitted Bank Lines	10,000	3,600	6,400	August 2013

Total SJG	210,000	70,600	139,400

SJI:

Revolving Credit Facility (B)	$400,000	$150,400	$249,600	February 2018 (A)
Term Line of Credit	50,000	50,000	—	November 2013

Total SJI	450,000	200,400	249,600

Total	$660,000	$271,000	$389,000

(A) Includes letters of credit outstanding in the amount of $22.6 million.

(B) In February 2013, SJI increased its revolving credit agreement from $300.0 million to $400.0 million while extending its term until February 2018.
The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary the SJI facilities can also be used to support SJG’s liquidity needs. All committed facilities contain one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreements), measured on a quarterly basis. SJI and SJG were in compliance with these covenants as of March 31, 2013. Borrowings under these credit facilities are at market rates. The weighted average borrowing cost, which changes daily, was 1.02% and 1.06% at March 31, 2013 and 2012, respectively.  Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business’ future liquidity needs.

SJG manages a commercial paper program under which SJG may issue short-term, unsecured promissory notes to qualified investors up to a maximum aggregate amount outstanding at any time of $200.0 million.  The notes have fixed maturities which vary by note, but may not exceed 270 days from the date of issue. Proceeds from the notes are used for general corporate purposes.  SJG uses the commercial paper program in tandem with the $200.0 million revolving credit facility and does not expect the principal amount of borrowings outstanding under the commercial paper program and the credit facility at any time to exceed an aggregate of $200.0 million.

SJI supplements its operating cash flow, commercial paper program and credit lines with both debt and equity capital. Over the years, SJG has used long-term debt, primarily in the form of First Mortgage Bonds and MTNs, secured by the same pool of utility assets, to finance its long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment.

SJI raises equity capital through its Dividend Reinvestment Plan (DRP). Participants in SJI's DRP receive newly-issued shares, with SJI offering a 2% discount on DRP investments as it has been considered to be the most cost effective way to raise equity capital. Shares of common stock offered by the DRP have been issued at a 2% discount directly by SJI from its authorized but unissued shares of common stock. In April 2013, SJI discontinued the 2% discount on shares issued through the DRP in an effort to manage the amount of equity raised through the plan. SJI raised $7.2 million and $2.9 million of equity capital through the DRP during the three months ended March 31, 2013 and 2012, respectively.

SJI’s capital structure was as follows:

	As of March 31, 2013	As of December 31, 2012
Equity	47.1%	43.3%
Long-Term Debt	37.9	36.8
Short-Term Debt	15.0	19.9
Total	100.0%	100.0%

SJI has paid dividends on its common stock for 62 consecutive years and has increased that dividend each year for the last thirteen years.  The Company currently looks to grow that dividend by at least 6% to 7% per year and has a targeted payout ratio of between 50% and 60% of Economic Earnings.  In setting the dividend rate, the Board of Directors of SJI considers future earnings expectations, payout ratio, and dividend yield relative to those at peer companies, as well as returns available on other income-oriented investments.  However, there can be no assurance that the Company will be able to continue to increase the dividend, meet the targeted payout ratio or pay a dividend at all in the future.

FINANCE OBLIGATION - During 2010, ACB Energy Partners LLC (ACB), a wholly-owned subsidiary of Energenic, of which Marina has a 50% equity interest, completed construction of a combined heat and power generating facility to serve, under an energy services agreement, a thermal plant owned by Marina. Construction period financing was provided by Marina. Due to its continuing involvement in the facility, Marina is considered the owner of the facility for accounting purposes. As a result, the Company included costs to construct the facility within Nonutility Property, Plant and Equipment on the condensed consolidated balance sheets of $23.6 million as of both March 31, 2013 and December 31, 2012, respectively. In addition, the Company included repayments from ACB to Marina on the construction loan within the Finance Obligation on the condensed consolidated balance sheets. Marina does not have a fixed payment obligation to ACB; as a result, the Finance Obligation is classified as a noncurrent liability on the condensed consolidated balance sheets. The costs to construct the facility and the repayments of the construction loan are amortized over the term of the energy services agreement. The impact on the condensed consolidated statements of income is not significant. As a result, the Company recorded $21.4 million and $21.6 million, net of amortization, within Finance Obligation on the condensed consolidated balance sheets at March 31, 2013 and December 31, 2012, respectively.

COMMITMENTS AND CONTINGENCIES:

SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, and for environmental remediation costs. Cash outflows for capital expenditures for the first three months of 2013 and 2012 amounted to $40.6 million and $45.4 million, respectively. Management estimates the net cash outflows for construction projects for 2013, 2014 and 2015 at SJI to be approximately $311.9 million, $252.9 million and $179.5 million, respectively. The high level of capital expenditures is due to a combination of the accelerated infrastructure investment programs, a major pipeline project to support an electric generation facility, and a new customer information system, all at SJG. Costs for remediation projects, net of insurance reimbursements, for the first three months of 2013 and 2012 amounted to net cash inflows of $2.0 million and $2.7 million, respectively. Total cash outflows for remediation projects are expected to be $18.6 million, $26.7 million and $20.9 million for 2013, 2014 and 2015, respectively.  As discussed in Notes 10 and 15 to the Consolidated Financial Statements in Item 8 of SJI’s 10-K as of December 31, 2012, certain environmental costs are subject to recovery from insurance carriers and ratepayers.

As of March 31, 2013, SJI provided $22.6 million of standby letters of credit through SJI’s revolving credit facility to enable SJE to market retail electricity and for various construction activities. The Company also provided $87.6 million of additional letters of credit under separate facilities outside of the revolving credit facility to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system and to finance Marina's initial thermal plant project.

Contractual Obligations - There were no significant changes to the Company’s contractual obligations described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2012, except for construction obligations which increased approximately $46.9 million in total since December 31, 2012 due to additional agreements on solar projects at Marina, and commodity supply purchase obligations which increased approximately $12.7 million in total since December 31, 2012 due to additional agreements made to extend several services at SJG, partially offset by payments made during the first three months of 2013 on commitments at SJE and SJRG. In addition, SJRG's minimum commitment to purchase natural gas under short-term index deals has increased since December 31, 2012 to approximately 1.1 million dts/d.

Off-Balance Sheet Arrangements – An off-balance sheet arrangement is any contractual arrangement involving an unconsolidated entity under which the company has either made guarantees, or has certain other interests or obligations.

The Company has recorded a liability of $0.3 million which is included in Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the condensed consolidated balance sheets as of March 31, 2013 for the fair value of the following guarantees:

•
In April 2007, SJI guaranteed certain obligations of LVE Energy Partners, LLC (LVE) an unconsolidated joint venture in which Marina has a 50% equity interest.  LVE entered into a 25-year contract with a resort developer to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada.  LVE began construction of the facility in 2007 and expected to provide full energy service in 2010 when the resort was originally scheduled to be completed.  LVE suspended construction of the district energy system and central energy center in January 2009 after the resort developer’s announcement that it was delaying the completion of construction of the resort.

In March 2013, the resort developer purchased substantially all of the assets of LVE. As a result, the guarantees provided by SJI of certain performance obligations of LVE under the operating agreements between LVE and the resort developer were canceled.

During the three months ended March 31, 2013 the Company received $57.6 million of repayments of advances from LVE. As of March 31, 2013, the Company had remaining unsecured Notes Receivable - Affiliate of approximately $5.5 million due from LVE on the condensed consolidated balance sheets related to this project. During 2013, SJI provided support to LVE of approximately $0.4 million to cover interest and other project related costs.

As a result of the construction delay and the sale of substantially all of the assets, management has evaluated the investment in LVE and concluded that the fair value of this investment continues to be in excess of the carrying value as of March 31, 2013.

SJI and its joint venture partner have guaranteed the repayment of interest rate derivative contracts held by LVE which mature in November 2013. As of March 31, 2013 the amount required to satisfy these contracts is approximately $5.5 million. LVE is expected to have sufficient resources to satisfy these interest rate derivative contracts upon the liquidation of its remaining assets. SJI and its partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on this guarantee.

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

•
In February 2011, ACR Energy Partners, LLC (ACR), a wholly-owned subsidiary of Energenic, of which Marina has a 50% equity interest, entered into a 20 year contract with a developer to build, own and operate a central energy center and energy distribution system for a new hotel, casino and entertainment complex in Atlantic City, New Jersey. The complex commenced operations in April 2012 and as a result, ACR is providing full energy services to the complex. Marina and its joint venture partner have agreed to provide a $5.0 million letter of credit to support certain operating performance obligations of ACR under the operating agreements between ACR and the developer. SJI and its partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI to or on behalf of ACR.

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

•
As of March 31, 2013, SJI had issued $5.1 million of guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable our subsidiary to market retail natural gas.

Pending Litigation — The Company is subject to claims arising in the ordinary course of business and other legal proceedings. The Company has been named in, among other actions, certain product liability claims related to our former sand mining subsidiary. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $3.1 million related to all claims in the aggregate as of both March 31, 2013 and December 31, 2012. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

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

SJI has entered into certain contracts to buy, sell, and transport natural gas and to buy and sell retail electricity. SJI recorded a net unrealized pre-tax (loss) gain of $(7.1) million and $7.0 million in earnings during the three months ended March 31, 2013 and 2012, respectively, which are included with realized gains and losses in Operating Revenues — Nonutility.

The fair value and maturity of these energy-related contracts determined under the mark-to-market method as of March 31, 2013 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 -3 Years	Maturity Beyond 3 Years	Total
Prices actively quoted	$8,037	$1,230	$4	$9,271
Prices provided by other external sources	8,700	3,905	112	12,717
Prices based on internal models or other valuable methods	5,593	2,660	550	8,803

Total	$22,330	$7,795	$666	$30,791

Liabilities
Source of Fair Value	Maturity <1 Year	Maturity 1 -3 Years	Maturity Beyond 3Years	Total
Prices actively quoted	$5,228	$770	$12	$6,010
Prices provided by other external sources	8,489	2,623	225	11,337
Prices based on internal models or other valuable methods	6,505	576	95	7,176

Total	$20,222	$3,969	$332	$24,523

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Contracted volumes of our NYMEX contracts included in the table above are 1.2 million dekatherms (dts) with a weighted-average settlement price of $3.95 per dt.  Contracted volumes of our basis contracts included in the table above are 35.8 million dts with a weighted average settlement price of $0.09 per dt. Contracted volumes of our discounted index related purchase and sales contracts included in the table above are 101.9 million dts with a weighted average price of $(0.04) per dt.  Contracted volumes of electric included in the table above are 0.1 million mwh with a weighted average settlement price of $46.12 per mwh.

A reconciliation of SJI’s estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Assets, January 1, 2013	$7,308
Contracts Settled During Three Months Ended March 31, 2013, Net	(799)
Other Changes in Fair Value from Continuing and New Contracts, Net	(241)

Net Derivatives — Energy Related Assets March 31, 2013	$6,268

Interest Rate Risk — Our exposure to interest-rate risk relates primarily to short-term, variable-rate borrowings. Short-term, variable-rate debt outstanding at March 31, 2013 was $248.4 million and averaged $317.3 million during the first three months of 2013. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $1.9 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2012 - 9 b.p. decrease; 2011 - 33 b.p. increase; 2010 – 13 b.p. decrease; 2009 – 29 b.p. decrease; and 2008 – 397 b.p. decrease.  At March 31, 2013, our average interest rate on variable-rate debt was 1.07%.

We issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of March 31, 2013, the interest costs on all but $27.1 million of our long-term debt was either at a fixed-rate or hedged via an interest rate derivative. Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates.

As of March 31, 2013, SJI’s active interest rate swaps were as follows:

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

Credit Risk - As of March 31, 2013, approximately $6.4 million, or 20.9%, of the current and noncurrent Derivatives – Energy Related Assets are with a single retail counterparty. This counterparty has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assignable to SJI in the event of a default by the counterparty.

As of March 31, 2013, SJRG had $126.2 million of Accounts Receivable under sales contracts. Of that total, 84.6% were with regulated utilities or companies rated investment-grade or guaranteed by an investment-grade-rated parent or were with companies where we have a collateral arrangement or insurance coverage. The remainder of the Accounts Receivable were within approved credit limits.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company are effective.

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item is incorporated by reference to Part I, Item 2, Pending Litigation, beginning on page 42.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities - There were no purchases by SJI of its own common stock during the three months ended March 31, 2013.

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

101
The following financial statements from South Jersey Industries’ Quarterly Report on Form 10-Q for the three months ended March 31, 2013, filed with the Securities and Exchange Commission on May 3, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Balance Sheets and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

SOUTH JERSEY INDUSTRIES, INC.
(Registrant)

Dated:	May 3, 2013	By:	/s/ Edward J. Graham
Edward J. Graham
Chairman, President & Chief Executive Officer

Dated:	May 3, 2013	By:	/s/ David A. Kindlick
David A. Kindlick
Senior Vice President & Chief Financial Officer