Form 10-Q
period 2013-06-30
SOUTH JERSEY INDUSTRIES INC
filed 2013-08-08
CIK 91928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of August 1, 2013 there were 31,984,745 shares of the registrant’s common stock outstanding.

Item 1. Unaudited Condensed Consolidated Financial Statements

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Three Months Ended June 30,
	2013	2012
Operating Revenues:
Utility	$66,040	$59,056
Nonutility	56,552	62,857
Total Operating Revenues	122,592	121,913
Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	25,611	20,286
- Nonutility	62,216	49,233
Operations	27,957	26,416
Maintenance	3,365	3,371
Depreciation	12,372	10,485
Energy and Other Taxes	1,664	1,865
Total Operating Expenses	133,185	111,656
Operating (Loss) Income	(10,593)	10,257

Other Income and Expense	2,665	3,658
Interest Charges	(3,420)	(5,195)
(Loss) Income Before Income Taxes	(11,348)	8,720
Income Tax Benefit	11,632	1,072
Equity in Earnings of Affiliated Companies	632	1,040
Income from Continuing Operations	916	10,832
Loss from Discontinued Operations - (Net of tax benefit)	(28)	(498)
Net Income	$888	$10,334

Basic Earnings Per Common Share:
Continuing Operations	$0.029	$0.356
Discontinued Operations	(0.001)	(0.016)
Basic Earnings Per Common Share	$0.028	$0.340

Average Shares of Common Stock Outstanding - Basic	31,949	30,393

Diluted Earnings Per Common Share:
Continuing Operations	$0.029	$0.355
Discontinued Operations	(0.001)	(0.016)
Diluted Earnings Per Common Share	$0.028	$0.339

Average Shares of Common Stock Outstanding - Diluted	32,012	30,472

Dividends Declared per Common Share	$0.443	$0.403

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Six Months Ended June 30,
	2013	2012
Operating Revenues:
Utility	$239,691	$238,258
Nonutility	138,531	158,487
Total Operating Revenues	378,222	396,745
Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	102,766	106,551
- Nonutility	137,361	119,836
Operations	60,646	54,198
Maintenance	6,787	6,563
Depreciation	23,779	20,089
Energy and Other Taxes	5,497	5,743
Total Operating Expenses	336,836	312,980
Operating Income	41,386	83,765

Other Income and Expense	6,534	5,531
Interest Charges	(8,128)	(10,688)
Income Before Income Taxes	39,792	78,608
Income Tax Benefit (Expense)	3,860	(14,812)
Equity in Earnings of Affiliated Companies	601	1,247
Income from Continuing Operations	44,253	65,043
Loss from Discontinued Operations - (Net of tax benefit)	(499)	(634)
Net Income	$43,754	$64,409

Basic Earnings Per Common Share:
Continuing Operations	$1.389	$2.145
Discontinued Operations	(0.015)	(0.021)
Basic Earnings Per Common Share	$1.374	$2.124

Average Shares of Common Stock Outstanding - Basic	31,853	30,321

Diluted Earnings Per Common Share:
Continuing Operations	$1.387	$2.140
Discontinued Operations	(0.016)	(0.021)
Diluted Earnings Per Common Share	$1.371	$2.119

Average Shares of Common Stock Outstanding - Diluted	31,912	30,397

Dividends Declared per Common Share	$0.886	$0.806

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended June 30,
	2013	2012
Net Income	$888	$10,334

Other Comprehensive Income (Loss), Net of Tax:*

Unrealized Loss on Available-for-Sale Securities	(23)	(136)
Unrealized Gain (Loss) on Derivatives - Other	66	(415)
Other Comprehensive Income of Affiliated Companies	22	320

Other Comprehensive Income (Loss) - Net of Tax*	65	(231)

Comprehensive Income	$953	$10,103

	Six Months Ended June 30,
	2013	2012
Net Income	$43,754	$64,409

Other Comprehensive Income (Loss), Net of Tax:*

Unrealized (Loss) Gain on Available-for-Sale Securities	(297)	215
Unrealized Gain (Loss) on Derivatives - Other	132	(225)
Other Comprehensive Income (Loss) of Affiliated Companies	5,036	(1,962)

Other Comprehensive Income (Loss) - Net of Tax*	4,871	(1,972)

Comprehensive Income	$48,625	$62,437

* Determined using a combined statutory tax rate of 41%.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended June 30,
	2013	2012
Net Cash Provided by Operating Activities	$62,509	$56,213

Cash Flows from Investing Activities:
Capital Expenditures	(88,305)	(96,891)
Net (Purchase of) Proceeds from Sale of Restricted Investments in Margin Account	(13,840)	7,775
Purchase of Restricted Investments with Escrowed Loan Proceeds	(40)	—
Investment in Long-Term Receivables	(3,256)	(2,871)
Proceeds from Long-Term Receivables	3,433	3,781
Purchase of Company Owned Life Insurance	(3,785)	(3,525)
Investment in Affiliate	(2,492)	(28,979)
Advances on Notes Receivable - Affiliate	(6,157)	(58,178)
Repayment of Notes Receivable - Affiliate	94,360	4,681
Other	—	(584)

Net Cash Used in Investing Activities	(20,082)	(174,791)

Cash Flows from Financing Activities:
Net (Repayments of) Borrowings from Short-Term Credit Facilities	(43,200)	1,900
Proceeds from Issuance of Long-Term Debt	—	150,000
Principal Repayments of Long-Term Debt	—	(35,000)
Payments for Issuance of Long-Term Debt	(5)	(583)
Premium for Early Retirement of Debt	—	(700)
Dividends on Common Stock	(14,102)	(12,200)
Proceeds from Sale of Common Stock	12,502	9,256

Net Cash (Used in) Provided by Financing Activities	(44,805)	112,673

Net Decrease in Cash and Cash Equivalents	(2,378)	(5,905)
Cash and Cash Equivalents at Beginning of Period	4,638	7,538

Cash and Cash Equivalents at End of Period	$2,260	$1,633

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	June 30, 2013	December 31, 2012
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$1,735,375	$1,658,790
Accumulated Depreciation	(384,762)	(373,199)
Nonutility Property and Equipment, at cost	351,091	328,638
Accumulated Depreciation	(43,589)	(36,208)

Property, Plant and Equipment - Net	1,658,115	1,578,021

Investments:
Available-for-Sale Securities	7,859	7,538
Restricted	31,783	17,903
Investment in Affiliates	78,388	75,825

Total Investments	118,030	101,266

Current Assets:
Cash and Cash Equivalents	2,260	4,638
Accounts Receivable	246,460	195,293
Unbilled Revenues	14,549	40,938
Provision for Uncollectibles	(6,943)	(5,924)
Notes Receivable - Affiliate	5,287	39,495
Natural Gas in Storage, average cost	58,440	55,517
Materials and Supplies, average cost	2,647	2,618
Prepaid Taxes	18,378	26,187
Derivatives - Energy Related Assets	33,826	24,242
Other Prepayments and Current Assets	18,103	11,833

Total Current Assets	393,007	394,837

Regulatory and Other Noncurrent Assets:
Regulatory Assets	326,406	352,656
Derivatives - Energy Related Assets	14,642	12,297
Unamortized Debt Issuance Costs	7,820	8,226
Notes Receivable-Affiliate	65,828	117,188
Contract Receivables	13,782	13,985
Other	56,867	52,964

Total Regulatory and Other Noncurrent Assets	485,345	557,316

Total Assets	$2,654,497	$2,631,440

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	June 30, 2013	December 31, 2012
Capitalization and Liabilities
Equity:
Common Stock	$39,954	$39,567
Premium on Common Stock	359,431	345,807
Treasury Stock (at par)	(169)	(182)
Accumulated Other Comprehensive Loss	(26,234)	(31,105)
Retained Earnings	397,611	382,127

Total Equity	770,593	736,214

Long-Term Debt	601,400	601,400

Total Capitalization	1,371,993	1,337,614

Current Liabilities:
Notes Payable	295,700	338,900
Current Portion of Long-Term Debt	25,000	25,000
Accounts Payable	192,381	193,331
Customer Deposits and Credit Balances	17,240	17,757
Environmental Remediation Costs	25,691	21,026
Taxes Accrued	2,462	2,156
Derivatives - Energy Related Liabilities	37,979	23,828
Deferred Income Taxes - Net	5,678	10,812
Deferred Contract Revenues	42	—
Dividends Payable	14,165	—
Interest Accrued	7,629	6,635
Pension Benefits	1,236	1,272
Other Current Liabilities	7,136	11,127

Total Current Liabilities	632,339	651,844

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	291,928	289,489
Investment Tax Credits	489	618
Pension and Other Postretirement Benefits	97,283	105,168
Environmental Remediation Costs	88,379	91,072
Asset Retirement Obligations	40,067	39,385
Derivatives - Energy Related Liabilities	25,563	5,403
Derivatives - Other	9,091	13,462
Regulatory Liabilities	60,615	56,517
Finance Obligation	21,150	21,646
Other	15,600	19,222

Total Deferred Credits and Other Noncurrent Liabilities	650,165	641,982

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$2,654,497	$2,631,440

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

 Notes to Unaudited Condensed Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

BASIS OF PRESENTATION — The condensed consolidated financial statements include the accounts of SJI, its wholly-owned subsidiaries and subsidiaries in which we have a controlling interest. We eliminate all significant intercompany accounts and transactions. In management’s opinion, the condensed consolidated financial statements reflect all normal and recurring adjustments needed to fairly present SJI’s financial position, operating results and cash flows at the dates and for the periods presented. SJI’s businesses are subject to seasonal fluctuations and, accordingly, this interim financial information should not be the basis for estimating the full year’s operating results. As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), the accompanying unaudited condensed consolidated financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These financial statements should be read in conjunction with SJI’s 2012 Annual Report on Form 10-K for a more complete discussion of the Company’s accounting policies and certain other information.

Certain reclassifications have been made to the prior period segment disclosures to conform to the current period presentation. In all periods presented, net receivables between the Discontinued Operations segment and the Corporate and Services segment have been reclassified in the Identifiable Assets Segment disclosure in Note 6.

REVENUE AND THROUGHPUT-BASED TAXES — SJG collects certain revenue-based energy taxes from its customers. Such taxes include New Jersey State Sales Tax and Public Utilities Assessment (PUA). SJG also collects a throughput-based energy tax from customers in the form of a Transitional Energy Facility Assessment (TEFA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. TEFA and PUA are included in both utility revenue and cost of sales and totaled $0.7 million and $0.9 million for the three months ended June 30, 2013 and 2012, respectively, and $2.9 million and $3.4 million for the six months ended June 30, 2013 and 2012, respectively. The TEFA is subject to a planned phase-out which decreases the assessment in increments of 25% in 2012 and 2013 and is eliminated after December 31, 2013.

IMPAIRMENT OF LONG-LIVED ASSETS - We review the carrying amount of long-lived assets for possible impairment whenever events or changes in circumstances indicate that such amounts may not be recoverable. The Company recorded a $1.1 million impairment charge during the six months ended June 30, 2012 related to certain shallow wells in the Marcellus region as discussed under “Gas Exploration and Development”.  For the six months ended June 30, 2013, no impairments were identified.

GAS EXPLORATION AND DEVELOPMENT - The Company capitalizes all costs associated with gas property acquisition, exploration and development activities under the full cost method of accounting. Capitalized costs include costs related to unproved properties, which are not amortized until proved reserves are found or it is determined that the unproved properties are impaired. All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. No impairment was recorded during the six months ended June 30, 2013. During the six months ended June 30, 2012, the Company recorded $1.1 million of impairment charges within Other Income and Expense on the condensed consolidated statement of income due to a reduction in the expected cash flows to be received from certain shallow wells in the Marcellus region. As of both June 30, 2013 and December 31, 2012, $9.0 million related to interests in proved and unproved properties in Pennsylvania, net of amortization, is included with Nonutility Property and Equipment and Other Noncurrent Assets on the condensed consolidated balance sheets.

TREASURY STOCK – SJI uses the par value method of accounting for treasury stock. As of June 30, 2013 and December 31, 2012, SJI held 134,783 and 145,414 shares of treasury stock, respectively. These shares are related to deferred compensation arrangements where the amounts earned are held in the stock of SJI.

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

Under the Amended and Restated 1997 Stock-Based Compensation Plan, no more than 2,000,000 shares in the aggregate may be issued to SJI’s officers (Officers), non-employee directors (Directors) and other key employees. The plan will terminate on January 26, 2015, unless terminated earlier by the Board of Directors. No options were granted or outstanding during the six months ended June 30, 2013 and 2012.  No stock appreciation rights have been issued under the plan. During the six months ended June 30, 2013 and 2012, SJI granted 56,464 and 40,955 restricted shares to Officers and other key employees, respectively.  These restricted shares vest over a three-year period and are subject to SJI achieving certain market and earnings-based performance targets as compared to a peer group average, which can cause the actual amount of shares that ultimately vest to range from between 0% to 150% of the original share units granted. Grants containing market-based performance targets have been issued in each of the last three years and use SJI's total shareholder return (TSR) relative to a peer group to measure performance. Beginning with 2012, grants containing earnings-based targets have also been issued. These new grants are based on SJI's earnings per share (EPS) growth rate relative to a peer group to measure performance. During the six months ended June 30, 2013 and 2012, SJI granted 12,285 and 9,904 restricted shares, respectively, to Directors.  Shares issued to Directors in 2011 vest over a three-year service period and contain no performance conditions. Shares issued to Directors in 2012 and 2013 vest over twelve months and contain no performance conditions. As a result, 100% of the shares granted generally vest.

See Note 2 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2012 for the related accounting policy.

The following table summarizes the nonvested restricted stock awards outstanding at June 30, 2013 and the assumptions used to estimate the fair value of the awards:

	Grant Date	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate
Officers & Key Employees -	Jan. 2011 - TSR	40,069	$50.940	27.5%	1.01%
	Jan. 2012 - TSR	20,090	$51.230	22.5%	0.43%
	Jan. 2012 - EPS	20,090	$56.930	N/A	N/A
	Jan. 2013 - TSR	27,763	$44.380	21.1%	0.40%
	Jan. 2013 - EPS	27,763	$51.180	N/A	N/A

Directors -	Jan. 2011	7,332	$52.940	—	—
	Jan. 2013	12,285	$51.740	—	—

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

The following table summarizes the total stock-based compensation cost for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Officers & Key Employees	$566	$524	$1,139	$1,048
Directors	191	228	382	354
Total Cost	757	752	1,521	1,402

Capitalized	(63)	(58)	(126)	(115)
Net Expense	$694	$694	$1,395	$1,287

As of June 30, 2013, there was $4.0 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 1.9 years.

The following table summarizes information regarding restricted stock award activity during the six months ended June 30, 2013, excluding accrued dividend equivalents:

	Officers &Other Key Employees	Directors	Weighted Average Fair Value
Nonvested Shares Outstanding, January 1, 2013	81,005	27,688	$51.292
Granted	56,464	12,285	$48.488
Cancelled/Forfeited	(1,694)	—	$50.302
Vested	—	(20,356)	$45.809
Nonvested Shares Outstanding, June 30, 2013	135,775	19,617	$50.780

During the six months ended June 30, 2013 and 2012, SJI awarded 66,077 shares to its Officers and other key employees, which had vested at December 31, 2012, at a market value of $3.3 million, and 33,322 shares, which had vested at December 31, 2011, at a market value of $1.9 million, respectively. Also, during the six months ended June 30, 2013 and 2012, SJI awarded 12,285 and 9,904 shares to its Directors at a market value of $0.6 million for each period. The Company has a policy of issuing new shares to satisfy its obligations under these plans; therefore, there are no cash payment requirements resulting from the normal operation of these plans. However, a change in control could result in such shares becoming nonforfeitable or immediately payable in cash.  At the discretion of the Officers, Directors and other key employees, the receipt of vested shares can be deferred until future periods.  These deferred shares are included in Treasury Stock on the condensed consolidated balance sheets.

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

SJI conducts tests annually to estimate the environmental remediation costs for these properties.

Summarized operating results of the discontinued operations for the three and six months ended June 30, were (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Loss Before Income Taxes:
Sand Mining	$(20)	$(705)	$(92)	$(901)
Fuel Oil	(23)	(61)	(675)	(75)
Income Tax Benefits	15	268	268	342
Loss from Discontinued Operations — Net	$(28)	$(498)	$(499)	$(634)
Earnings Per Common Share from
Discontinued Operations — Net:
Basic	$(0.001)	$(0.016)	$(0.015)	$(0.021)
Diluted	$(0.001)	$(0.016)	$(0.016)	$(0.021)

AFFILIATIONS — The following affiliated entities are accounted for under the equity method:

Energenic – US, LLC (Energenic) - Marina and a joint venture partner formed Energenic, in which Marina has a 50% equity interest. Energenic develops and operates on-site, self-contained, energy-related projects.

In April 2012, Energenic acquired The Energy Network, LLC, a holding company for the Hartford Steam Company, TEN Companies and CNE Power I, LLC. In conjunction with this acquisition, Marina provided $35.4 million of advances to Energenic, which was repaid by Energenic during the second quarter of 2013 as permanent financing was obtained.

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

During the first six months of 2013 and 2012, the Company made investments in, and provided net advances to, unconsolidated affiliates of $7.3 million and $82.5 million, respectively. These amounts do not include the cash proceeds from LVE and the repayment of the advances to Energenic as discussed above. The purpose of these investments and advances was to cover certain project related costs of affiliates.   As of June 30, 2013 and December 31, 2012, the outstanding balance on these Notes Receivable – Affiliate was $71.1 million and $156.7 million, respectively. Approximately $64.1 million of these notes are secured by property, plant and equipment of the affiliates, accrue interest at 7.5% and are to be repaid through 2025. The remaining $7.0 million of these notes are unsecured, and are either non-interest bearing or accrue interest at variable rates and are to be repaid when the affiliate secures permanent financing.

SJI holds significant variable interests in these entities but is not the primary beneficiary. Consequently, these entities are accounted for under the equity method because SJI does not have both a) the power to direct the activities of the entity that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. As of June 30, 2013, the Company had a net asset of approximately $78.0 million included in Investment in Affiliates and Other Noncurrent Liabilities on the condensed consolidated balance sheets related to equity method investees, in addition to Notes Receivable – Affiliate as discussed above. SJI’s maximum exposure to loss from these entities as of June 30, 2013 is limited to its combined equity contributions and the Notes Receivable-Affiliate in the amount of $150.6 million.

4.	COMMON STOCK:

The following shares were issued and outstanding at June 30:

2013
Beginning Balance, January 1	31,653,262
New Issues During the Period:
Dividend Reinvestment Plan	231,485
Stock-Based Compensation Plan	78,363
Ending Balance, June 30	31,963,110

The par value ($1.25 per share) of stock issued was recorded in Common Stock and the net excess over par value of approximately $13.6 million was recorded in Premium on Common Stock.

EARNINGS PER COMMON SHARE (EPS) — Basic EPS is based on the weighted-average number of common shares outstanding.  The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 63,174 and 79,355 for the three months ended June 30, 2013 and 2012, respectively, and 58,374 and 76,313 for the six months ended June 30, 2013 and 2012, respectively. These shares relate to SJI's restricted stock as discussed in Note 2.

DIVIDEND REINVESTMENT PLAN (DRP) —The Company offers a DRP which allows participating shareholders to purchase shares of SJI common stock by automatic reinvestment of dividends or optional purchases. Shares of common stock offered by the DRP have been issued directly by SJI from its authorized but unissued shares of common stock. The Company raised $12.5 million and $9.3 million of equity capital through the DRP during the six months ended June 30, 2013 and 2012, respectively.

5.	FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS — In accordance with the terms of certain Marina and SJG loan agreements, unused proceeds are required to be escrowed pending approval of construction expenditures. As of June 30, 2013 and December 31, 2012, the escrowed proceeds, including interest earned, totaled $1.4 million and $1.3 million, respectively.

The Company maintains margin accounts with selected counterparties to support its risk management activities. The balances required to be held in these margin accounts increase as the net value of the outstanding energy related contracts with the respective counterparties decrease. As of June 30, 2013 and December 31, 2012, the balances in these accounts totaled $30.4 million and $16.6 million, respectively. The carrying amounts of the Restricted Investments approximate their fair values at June 30, 2013 and December 31, 2012, which would be included in Level 1 of the fair value hierarchy (See Note 13 - Fair Value of Financial Assets and Financial Liabilities).

LONG-TERM RECEIVABLES — SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources.  The terms of these loans call for customers to make monthly payments over a period of up to five years with no interest.  The carrying amounts of such loans were $13.8 million and $13.6 million as of June 30, 2013 and December 31, 2012, respectively. The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Contract Receivables on the condensed consolidated balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $1.3 million as of both June 30, 2013 and December 31, 2012.  The annual amortization to interest is not material to the Company’s condensed consolidated financial statements.  The carrying amounts of these receivables approximate their fair value at June 30, 2013 and December 31, 2012, which would be included in Level 2 of the fair value hierarchy (See Note 13 - Fair Value of Financial Assets and Financial Liabilities).

CREDIT RISK - As of June 30, 2013, approximately $14.9 million, or 30.7%, of the current and noncurrent Derivatives – Energy Related Assets are with two retail counterparties. One of these counterparties has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assigned to SJI in the event of a default by the counterparty.

FINANCE OBLIGATION - During 2010, ACB Energy Partners LLC (ACB), a wholly-owned subsidiary of Energenic, of which Marina has a 50% equity interest, completed construction of a combined heat and power generating facility to serve, under an energy services agreement, a thermal plant owned by Marina. Construction period financing was provided by Marina. As substantially all of the costs of constructing the facility were funded by the financing provided by Marina, Marina was considered the owner of the facility for accounting purposes during the construction period. When an entity is considered the accounting owner during the construction period, a sale of the asset effectively occurs when construction of the asset is completed. However, due to its continuing involvement in the facility through its equity interest in Energenic, Marina continues to be considered the owner of the facility for accounting purposes under ASC Topic 360 Property, Plant and Equipment. As a result, the transaction is being accounted for as a financing arrangement under ASC Topic 840 Leases and therefore the Company has included costs to construct the facility within Nonutility Property, Plant and Equipment on the condensed consolidated balance sheets of $23.6 million as of both June 30, 2013 and December 31, 2012, respectively. In addition, the Company included repayments from ACB to Marina on the construction loan within the Finance Obligation on the condensed consolidated balance sheets. Marina does not have a fixed payment obligation to ACB; as a result, the Finance Obligation is classified as a noncurrent liability on the condensed consolidated balance sheets. The costs to construct the facility and the repayments of the construction loan are amortized over the term of the energy services agreement. The impact on the condensed consolidated statements of income is not significant. As a result, the Company recorded $21.1 million and $21.6 million, net of amortization, within Finance Obligation on the condensed consolidated balance sheets at June 30, 2013 and December 31, 2012, respectively.

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE - The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. The carrying amounts of SJI's financial instruments approximate their fair values at June 30, 2013 and December 31, 2012, except as noted below.

•
For Long-Term Debt, in estimating the fair value, we use the present value of remaining cash flows at the balance sheet date. We based the estimates on interest rates available to SJI at the end of each period for debt with similar terms and maturities (Level 2 in the fair value hierarchy, see Note 13 - Fair Value of Financial Assets and Financial Liabilities). The estimated fair values of SJI's long-term debt, including current maturities, as of June 30, 2013 and December 31, 2012, were $649.7 million and $682.3 million, respectively.  The carrying amounts of SJI's long-term debt, including current maturities, as of both June 30, 2013 and December 31, 2012, was $626.4 million.

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

Information about SJI’s operations in different reportable operating segments is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating Revenues:
Gas Utility Operations	$66,536	$59,177	$240,634	$238,613
Wholesale Energy Operations	(10,699)	(471)	(4,482)	17,171
Retail Energy Operations:
Retail Gas and Other Operations	24,585	13,600	58,698	31,792
Retail Electric Operations	31,419	38,365	62,148	88,552
On-Site Energy Production	9,965	9,356	19,059	17,257
Appliance Service Operations	3,133	3,578	6,441	6,860
Subtotal Retail Energy Operations	69,102	64,899	146,346	144,461
Corporate & Services	7,362	6,331	15,842	13,045
Subtotal	132,301	129,936	398,340	413,290
Intersegment Sales	(9,709)	(8,023)	(20,118)	(16,545)
Total Operating Revenues	$122,592	$121,913	$378,222	$396,745

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating Income:
Gas Utility Operations	$8,069	$7,465	$65,864	$66,320
Wholesale Energy Operations	(19,200)	(2,843)	(24,357)	7,829
Retail Energy Operations:
Retail Gas and Other Operations	(160)	(395)	(132)	(547)
Retail Electric Operations	(337)	5,110	127	10,054
On-Site Energy Production	268	684	(905)	346
Appliance Service Operations	799	222	785	(219)
Subtotal Retail Energy Operations	570	5,621	(125)	9,634
Corporate and Services	(32)	14	4	(18)
Total Operating (Loss) Income	$(10,593)	$10,257	$41,386	$83,765

Depreciation and Amortization:
Gas Utility Operations	$12,929	$11,130	$23,953	$22,092
Wholesale Energy Operations	55	64	106	117
Retail Energy Operations:
Retail Gas and Other Operations	21	23	43	31
On-Site Energy Production	3,958	2,722	6,970	4,726
Appliance Service Operations	72	78	146	162
Subtotal Retail Energy Operations	4,051	2,823	7,159	4,919
Corporate and Services	221	171	446	335
Total Depreciation and Amortization	$17,256	$14,188	$31,664	$27,463

Interest Charges:
Gas Utility Operations	$2,789	$3,771	$5,750	$7,960
Wholesale Energy Operations	33	72	85	158
Retail Energy Operations:
Retail Gas and Other Operations	67	13	143	51
On-Site Energy Production	307	1,215	1,710	2,234
Subtotal Retail Energy Operations	374	1,228	1,853	2,285
Corporate and Services	1,212	837	2,720	1,558
Subtotal	4,408	5,908	10,408	11,961
Intersegment Borrowings	(988)	(713)	(2,280)	(1,273)
Total Interest Charges	$3,420	$5,195	$8,128	$10,688

Income Taxes:
Gas Utility Operations	$2,269	$1,887	$23,040	$22,864
Wholesale Energy Operations	(7,710)	(1,028)	(9,691)	2,953
Retail Energy Operations:
Retail Gas and Other Operations	(52)	(90)	220	94
Retail Electric Operations	(139)	2,087	51	4,107
On-Site Energy Production	(6,466)	(4,056)	(18,030)	(15,230)
Appliance Service Operations	338	109	342	(54)
Subtotal Retail Energy Operations	(6,319)	(1,950)	(17,417)	(11,083)
Corporate and Services	128	19	208	78
Total Income Tax (Benefit) Expense	$(11,632)	$(1,072)	$(3,860)	$14,812

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Property Additions:
Gas Utility Operations	$44,764	$40,220	$81,806	$80,876
Wholesale Energy Operations	25	8	34	12
Retail Energy Operations:
Retail Gas and Other Operations	35	50	37	103
On-Site Energy Production	14,949	5,705	17,526	11,002
Appliance Service Operations	—	2	—	2
Subtotal Retail Energy Operations	14,984	5,757	17,563	11,107
Corporate and Services	1,126	1,254	1,864	1,659
Total Property Additions	$60,899	$47,239	$101,267	$93,654

	June 30, 2013	December 31, 2012
Identifiable Assets (See Note 1):
Gas Utility Operations	$1,834,645	$1,786,459
Wholesale Energy Operations	250,792	204,358
Retail Energy Operations:
Retail Gas and Other Operations	32,152	39,481
Retail Electric Operations	28,528	21,919
On-Site Energy Production	472,603	543,416
Appliance Service Operations	2,748	3,244
Subtotal Retail Energy Operations	536,031	608,060
Discontinued Operations	1,886	78
Corporate and Services	295,085	337,010
Intersegment Assets	(263,942)	(304,525)
Total Identifiable Assets	$2,654,497	$2,631,440

7.	RATES AND REGULATORY ACTIONS:

SJG is subject to the rules and regulations of the New Jersey Board of Public Utilities (BPU). In January 2013, the BPU approved an extension of the Company's Energy Efficiency Program (“EEP”) to June 30, 2013 and approved additional investments of up to $2.5 million. In June 2013, the BPU approved a further extension of SJG's EEP through June 2015 and authorized incremental investments totaling $24.0 million. The costs and returns associated with the EEP program investments will continue to be recovered through the Company's Energy Efficiency Tracker (“EET”).

Also in June 2013, SJG filed its annual EET petition requesting additional revenues to recover the costs of, and its allowed return on, prior investments associated with the EEP programs. This petition is currently pending.

In January 2013, SJG credited the accounts of SJG's periodic Basic Gas Supply Service (BGSS) customers with refunds totaling $9.4 million due to gas costs that were lower than projected.

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

In March 2013, SJG filed a joint petition with another utility requesting modifications to, and the continuation of, the Conservation Incentive Plan (“CIP”) program effective October 1, 2013. This petition is currently pending.

In May 2013, SJG made its annual BGSS and CIP filing requesting a $17.9 million decrease in annual revenues. This petition is currently pending.
In October 2012 SJG filed a petition requesting a $13.2 million increase in annual revenues by rolling $110.6 million of CIRT I, II and III investments into base rates. In May 2013, SJG filed a supplemental petition requesting to roll an additional $6.9 million of CIRT III investments into base rates, for a total annual revenue increase of $15.5 million related to $117.5 million of CIRT investments made since our last base rate case in 2010. This petition is currently pending.

In June 2013, SJG filed a petition requesting deferral of incremental operating and maintenance expenses incurred due to Superstorm Sandy. These costs totaled $0.7 million and are expected to be recovered in SJG's next base rate case. This petition is currently pending.

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

Regulatory Assets consisted of the following items (in thousands):

	June 30, 2013	December 31, 2012
Environmental Remediation Costs:
Expended - Net	$30,387	$37,892
Liability for Future Expenditures	110,148	107,410
Deferred Asset Retirement Obligation Costs	30,594	30,199
Deferred Pension and Other Postretirement Benefit Costs	95,897	95,897
Conservation Incentive Program Receivable	11,824	31,686
Societal Benefit Costs Receivable	12,502	12,801
Premium for Early Retirement of Debt	997	1,075
Deferred Interest Rate Contracts	5,164	7,761
Energy Efficiency Tracker	11,949	12,306
Pipeline Supplier Service Charges	7,938	8,771
Other Regulatory Assets	9,006	6,858

Total Regulatory Assets	$326,406	$352,656

CONSERVATION INCENTIVE PROGRAM (CIP) RECEIVABLE – The decrease in this receivable is primarily the result of colder weather experienced in the region during the 2012-2013 winter season compared with the prior winter season. The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer.

Regulatory Liabilities consisted of the following items (in thousands):

	June 30, 2013	December 31, 2012
Excess Plant Removal Costs	$42,673	$45,593
Deferred Revenues - Net	14,693	10,924
Other Regulatory Liabilities	3,249	—

Total Regulatory Liabilities	$60,615	$56,517

DEFERRED REVENUES – NET – Over/under collections of gas costs are monitored through SJG’s BGSS mechanism.  Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability.  Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval.  The BGSS increased from a $10.9 million regulatory liability at December 31, 2012 to a $14.7 million regulatory liability at June 30, 2013, primarily due to gas costs recovered from customers exceeding the actual cost of the commodity. SJG typically overcollects during the winter season when throughput is high and undercollects during the summer season when throughput is low.

9.	PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three and six months ended June 30, 2013 and 2012, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Service Cost	$1,332	$1,078	$2,710	$2,267
Interest Cost	2,387	2,412	4,719	4,811
Expected Return on Plan Assets	(2,968)	(2,411)	(5,957)	(5,171)
Amortizations:
Prior Service Cost	62	63	125	125
Actuarial Loss	2,332	2,060	4,503	3,815
Net Periodic Benefit Cost	3,145	3,202	6,100	5,847
Capitalized Benefit Costs	(1,268)	(1,228)	(2,435)	(2,207)
Total Net Periodic Benefit Expense	$1,877	$1,974	$3,665	$3,640

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Service Cost	$259	$225	$570	$518
Interest Cost	665	733	1,365	1,501
Expected Return on Plan Assets	(601)	(494)	(1,189)	(1,053)
Amortizations:
Prior Service Credits	(71)	(71)	(142)	(142)
Actuarial Loss	410	482	869	862
Net Periodic Benefit Cost	662	875	1,473	1,686
Capitalized Benefit Costs	(248)	(329)	(570)	(631)
Total Net Periodic Benefit Expense	$414	$546	$903	$1,055

Capitalized benefit costs reflected in the table above relate to SJG’s construction program.

SJI contributed $12.7 million and $25.0 million to the pension plans in January 2013 and 2012, respectively. No additional contributions are expected to be made to the pension plans during 2013. Payments related to the unfunded supplemental executive retirement plan (SERP) are expected to approximate $1.3 million in 2013. SJG also has a regulatory obligation to contribute approximately $3.6 million annually to the other postretirement benefit plans’ trusts, less direct costs incurred.

See Note 12 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2012, for additional information related to SJI’s pension and other postretirement benefits.

10.	UNUSED LINES OF CREDIT:

Credit facilities and available liquidity as of June 30, 2013 were as follows (in thousands):

Company	Total Facility	Usage	Available Liquidity	Expiration Date
SJG:
Commercial Paper Program/Revolving Credit Facility	$200,000	$93,000	$107,000	May 2015
Uncommitted Bank Lines (B)	10,000	—	10,000	August 2013

Total SJG	210,000	93,000	117,000

SJI:

Revolving Credit Facility	$400,000	$180,300	$219,700	February 2018 (A)
Term Line of Credit	50,000	50,000	—	November 2013

Total SJI	450,000	230,300	219,700

Total	$660,000	$323,300	$336,700

(A) Includes letters of credit outstanding in the amount of $27.6 million.
(B) Although there can be no assurances, SJG anticipates renewing the remaining line of credit during the third quarter 2013.
The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary, the SJI facilities can also be used to support SJG’s liquidity needs. Borrowings under these credit facilities are at market rates. The weighted average interest rate on these borrowings, which changes daily, was 0.98% and 0.95% at June 30, 2013 and 2012, respectively. Average borrowings outstanding under these credit facilities, not including letters of credit, during the six months ended June 30, 2013 and 2012 were $275.3 million and $376.2 million, respectively. The maximum amounts outstanding under these credit facilities, not including letters of credit, during the six months ended June 30, 2013 and 2012 were $369.5 million and $462.2 million, respectively.

The SJI and SJG facilities are provided by a syndicate of banks and contain one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreements) to not more than 0.65 to 1, measured at the end of each fiscal quarter. SJI and SJG were in compliance with this covenant as of June 30, 2013.

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

GUARANTEES — The Company has recorded a liability of $0.3 million which is included in Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the condensed consolidated balance sheets as of June 30, 2013 for the fair value of the following guarantees:

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

During the six months ended June 30, 2013, the Company received $57.6 million of repayments of advances from LVE. As of June 30, 2013, the Company had remaining unsecured Notes Receivable - Affiliate of approximately $7.0 million due from LVE on the condensed consolidated balance sheets related to this project. During 2013, SJI provided support to LVE of approximately $1.8 million to cover interest and other project related costs.

As a result of the sale of substantially all of the assets, management has evaluated the investment in LVE and concluded that the fair value of this investment continues to be in excess of the carrying value as of June 30, 2013.

SJI and its joint venture partner have guaranteed the repayment of interest rate derivative contracts held by LVE which mature in November 2013. As of June 30, 2013 the amount required to satisfy these contracts is approximately $3.2 million. LVE is expected to have sufficient resources to satisfy these interest rate derivative contracts upon the liquidation of its remaining assets. SJI and its partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on this guarantee.

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

As of June 30, 2013, SJI had issued $5.1 million of guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable our subsidiary to market retail natural gas.

COLLECTIVE BARGAINING AGREEMENTS — Unionized personnel represent approximately 45.0% of our workforce at June 30, 2013. The Company has collective bargaining agreements with two unions that represent these employees: the International Brotherhood of Electrical Workers (IBEW) Local 1293 and the International Association of Machinists and Aerospace Workers (IAM) Local 76.  SJG employees represented by the IBEW operate under a collective bargaining agreement that runs through February 28, 2017. SJESP employees represented by the IBEW operate under a collective bargaining agreement that runs through February 28, 2014. The remaining unionized employees are represented by the IAM and operate under collective bargaining agreements that expire in August 2014.

STANDBY LETTERS OF CREDIT — As of June 30, 2013, SJI provided $27.6 million of standby letters of credit through SJI’s revolving credit facility to enable SJE to market retail electricity and for various construction activities. The Company has also provided $87.6 million of additional letters of credit under separate facilities outside of the revolving credit facility to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system and to finance Marina's initial thermal plant project.

PENDING LITIGATION — The Company is subject to claims arising in the ordinary course of business and other legal proceedings. The Company has been named in, among other actions, certain product liability claims related to our former sand mining subsidiary. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $3.2 million related to all claims in the aggregate as of both June 30, 2013 and December 31, 2012. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

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

Certain SJI subsidiaries are involved in buying, selling, transporting and storing natural gas and buying and selling retail electricity for their own accounts as well as managing these activities for third parties. These subsidiaries are subject to market risk on expected future purchases and sales due to commodity price fluctuations. The Company uses a variety of derivative instruments to limit this exposure to market risk in accordance with strict corporate guidelines.  These derivative instruments include forward contracts, swap agreements, options contracts and futures contracts. As of June 30, 2013, the Company had outstanding derivative contracts intended to limit the exposure to market risk on 17.8 MMdts (1 MMdts = one million decatherms) of expected future purchases of natural gas, 24.2 MMdts of expected future sales of natural gas, 1.3 MMmwh (1 MMmwh = one million megawatt hours) of expected future purchases of electricity and 1.2 MMmwh of expected future sales of electricity. In addition to these derivative contracts, the Company had basis and index related purchase and sales contracts totaling 77.4 MMdts.  The value of these contracts are not significant as of June 30, 2013. These contracts, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives — Energy Related Assets or Derivatives — Energy Related Liabilities on the condensed consolidated balance sheets. The net unrealized pre-tax gains and losses for these energy related commodity contracts are included with realized gains and losses in Operating Revenues – Nonutility.

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

The fair values of all derivative instruments, as reflected in the condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012, are as follows (in thousands):

Derivatives not designated as hedging instruments under GAAP	June 30, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities
Energy related commodity contracts:
Derivatives – Energy Related – Current	$33,826	$37,979	$24,242	$23,828
Derivatives – Energy Related – Non-Current	14,642	25,563	12,297	5,403
Interest rate contracts:
Derivatives - Other - Non-Current	—	9,091	—	13,462
Total derivatives not designated as hedging instruments under GAAP	48,468	72,633	36,539	42,693

Total Derivatives	$48,468	$72,633	$36,539	$42,693

The Company enters into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. The Company presents derivatives at gross fair values on the condensed consolidated balance sheets. As of June 30, 2013 and December 31, 2012, information related to these offsetting arrangements were as follows (in thousands):

As of June 30, 2013
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
Derivatives - Energy Related Assets	$48,468	$—	$48,468	$(10,162)	(A)	$—	$38,306
Derivatives - Energy Related Liabilities	$(63,542)	$—	$(63,542)	$10,162	(B)	$24,078	$(29,302)
Derivatives - Other	$(9,091)	$—	$(9,091)	$—		$—	$(9,091)

As of December 31, 2012
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
Derivatives - Energy Related Assets	$36,539	$—	$36,539	$(12,975)	(A)	$—	$23,564
Derivatives - Energy Related Liabilities	$(29,231)	$—	$(29,231)	$12,975	(B)	$6,347	$(9,909)
Derivatives - Other	$(13,462)	$—	$(13,462)	$—		$—	$(13,462)

(A) The balances at June 30, 2013 and December 31, 2012 were related to derivative liabilities which can be net settled against derivative assets.

(B) The balances at June 30, 2013 and December 31, 2012 were related to derivative assets which can be net settled against derivative liabilities.

The effect of derivative instruments on the condensed consolidated statements of income for the three and six months ended June 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2013	2012	2013	2012
Interest Rate Contracts:
Losses recognized in AOCL on effective portion	$—	$(888)	$—	$(752)
Losses reclassified from AOCL into income (a)	$(112)	$(183)	$(224)	$(370)
Gains (losses) recognized in income on ineffective portion (a)	—	—	—	—

(a) Included in Interest Charges

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments under GAAP	2013	2012	2013	2012
(Losses) gains on energy related commodity contracts (a)	$(16,722)	$3,308	$(23,771)	$10,279
Gains on interest rate contracts (b)	1,250	84	1,775	220

Total	$(15,472)	$3,392	$(21,996)	$10,499

(a)  Included in Operating Revenues - Non Utility
(b)  Included in Interest Charges

Net realized gains of $1.3 million and losses of$5.7 million for the three months ended June 30, 2013 and 2012, respectively, and losses of $0.2 million and $10.7 million for the six months ended June 30, 2013 and 2012, respectively, associated with SJG’s energy-related financial commodity contracts are not included in the above table. These contracts are part of SJG’s regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to, and recoverable through, regulatory riders, any changes in the value of SJG’s energy related financial commodity contracts are deferred in Regulatory Assets or Liabilities and there is no impact to earnings.

Certain of the Company’s derivative instruments contain provisions that require immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions in the event of a material adverse change in the credit standing of the Company. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on June 30, 2013, is $29.5 million.   If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2013, the Company would have been required to settle the instruments immediately or post collateral to its counterparties of approximately $25.1 million after offsetting asset positions with the same counterparties under master netting arrangements.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of June 30, 2013	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$7,859	$7,859	$—	$—
Derivatives – Energy Related Assets (B)	48,468	6,444	17,811	24,213
	$56,327	$14,303	$17,811	$24,213

Liabilities

Derivatives – Energy Related Liabilities (B)	$63,542	$4,065	$26,749	$32,728
Derivatives – Other (C)	9,091	—	9,091	—
	$72,633	$4,065	$35,840	$32,728

As of December 31, 2012	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$7,538	$787	$6,751	$—
Derivatives – Energy Related Assets (B)	36,539	9,404	16,205	10,930
	$44,077	$10,191	$22,956	$10,930

Liabilities

Derivatives – Energy Related Liabilities (B)	$29,231	$5,399	$15,664	$8,168
Derivatives – Other (C)	13,462	—	13,462	—
	$42,693	$5,399	$29,126	$8,168

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

The following table provides quantitative information regarding significant unobservable inputs in Level 3 fair value measurements (in thousands):

Type	Fair Value at June 30, 2013		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$17,019	$28,069	Discounted Cash Flow	Forward price (per dt)	$(1.20) - $3.58 [$(0.49)]
Forward Contract - Electric	$7,194	$4,659	Discounted Cash Flow	Fixed electric load profile (on-peak)	19.72% - 100.00% [60.44%]
				Fixed electric load profile (off-peak)	0.00% - 80.28% [39.56%]

Type	Fair Value at December 31, 2012		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$4,340	$4,986	Discounted Cash Flow	Forward price (per dt)	$(0.35) - $2.92 [$(0.12)]
Forward Contract - Electric	$6,590	$3,182	Discounted Cash Flow	Fixed electric load profile (on-peak)	21.62% - 100.00% [53.64%]
				Fixed electric load profile (off-peak)	0.00% - 78.38% [46.36%]

The changes in fair value measurements of Derivatives – Energy Related Assets and Liabilities for the three and six months ended June 30, 2013 and 2012, using significant unobservable inputs (Level 3), are as follows (in thousands):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Balance at beginning of period	$1,627	$2,762
Total losses realized/unrealized included in earnings	(12,022)	(12,723)
Transfers in/(out) of Level 3 (A)	928	928
Settlements	952	518

Balance at June 30	$(8,515)	$(8,515)

(A) Transfers between different levels of the fair value hierarchy may occur based on the level of observable inputs used to value the instruments from period to period. During the three and six months ended June 30, 2013, $0.9 million of net derivatives assets were transferred from Level 2 to Level 3, due to decreased observability of market data. The transfer was recognized as of the end of the second quarter.

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Balance at beginning of period	(1,958)	(5,958)
Total losses realized/unrealized included in earnings	3,306	3,475
Settlements	1,730	5,561

Balance at June 30	$3,078	$3,078

Total losses for 2013 included in earnings that are attributable to the change in unrealized losses relating to those assets and liabilities included in Level 3 still held as of June 30, 2013, is $(12.0) million.  These losses are included in Operating Revenues-Nonutility on the condensed consolidated statements of income.

14.	LONG-TERM DEBT:

In 2011, SJG received approval from the BPU to issue up to $200.0 million in long-term debt under its Medium Term Note program by September 2014. At June 30, 2013, $80.0 million was available under this program.

In February 2012, SJG called its $35.0 million, 7.70% Medium Term Notes due April 2027 at par plus a 2.0% premium. The early redemption occurred concurrently with the issuance in April 2012 of $35.0 million, 3.74% Series D Medium Term Notes due April 2032.

The Company did not issue or retire any long-term debt during the six months ended June 30, 2013.

15.	ACCUMULATED OTHER COMPREHENSIVE LOSS:

The following tables summarize the changes in accumulated other comprehensive loss (AOCL) for the three and six months ended June 30, 2013 (in thousands):

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Other Comprehensive Income (Loss) of Affiliated Companies	Total
Balance at April 1, 2013 (a)	$(23,437)	$(2,896)	$20	$14	$(26,299)
Other comprehensive income before reclassifications	—	—	(23)	—	(23)
Amounts reclassified from AOCL (b)	—	66	—	22	88
Net current period other comprehensive income (loss)	—	66	(23)	22	65
Balance at June 30, 2013 (a)	$(23,437)	$(2,830)	$(3)	$36	$(26,234)

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Other Comprehensive Income (Loss) of Affiliated Companies	Total
Balance at January 1, 2013 (a)	$(23,437)	$(2,962)	$294	$(5,000)	$(31,105)
Other comprehensive income before reclassifications	—	—	192	—	192
Amounts reclassified from AOCL (b)	—	132	(489)	5,036	4,679
Net current period other comprehensive income (loss)	—	132	(297)	5,036	4,871
Balance at June 30, 2013 (a)	$(23,437)	$(2,830)	$(3)	$36	$(26,234)

(a) Determined using a combined statutory tax rate of 41%.
(b) See table below.

The following table provides details about reclassifications out of AOCL for the three and six months ended June 30, 2013:

	Amounts Reclassified from AOCL (in thousands)		Affected Line Item in the Condensed Consolidated Statements of Income
	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Unrealized Loss on Derivatives-Other - interest rate contracts designated as cash flow hedges	$112	$224	Interest Charges
Income Taxes	(46)	(92)	Income Taxes (a)
	$66	$132

Unrealized Gain on Available-for-Sale Securities	$—	$(827)	Other Income
Income Taxes	—	338	Income Taxes (a)
	$—	$(489)

Loss of Affiliated Companies	$35	$8,511	Equity in Loss of Affiliated Companies
Income Taxes	(13)	(3,475)	Income Taxes (a)
	$22	$5,036

Losses from reclassifications for the period net of tax	$88	$4,679

16.	SUBSEQUENT EVENT:

In July 2013, SJG redeemed at par $10.5 million of 4.46% Medium Term Notes issued in July 2003.

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

Net Income for the three months ended June 30, 2013 decreased $9.4 million to $0.9 million compared with the same period in 2012 primarily as a result of the following:

•
The income contribution from SJRG for the three months ended June 30, 2013 decreased $9.6 million to a net loss of $11.3 million due primarily to the change in unrealized gains and losses on derivatives used by SJRG to mitigate natural gas commodity price risk, as discussed under Operating Revenues - Nonutility below, along with lower storage and daily trading margins as described in Gross Margin - Nonutility below.

•
The income contribution from SJE for the three months ended June 30, 2013 decreased $3.2 million to a net loss of $0.3 million due primarily to the change in unrealized gains and losses on forward financial contracts used to mitigate price risk on electric as discussed under Operating Revenues – Nonutility below.

•
The income contribution from Marina for the three months ended June 30, 2013 increased $1.8 million to $7.8 million due primarily to the impact of the investment tax credit available on renewable energy facilities.

•
The income contribution from SJG for the three months ended June 30, 2013 increased $0.6 million to $3.8 million due primarily to increases in the accelerated infrastructure programs and customer growth over the prior year.

Net Income for the six months ended June 30, 2013 decreased $20.7 million to $43.8 million compared with the same period in 2012 primarily as a result of the following:

•
The income contribution from SJRG for the six months ended June 30, 2013 decreased $18.9 million to a net loss of $14.3 million due primarily to the change in unrealized gains and losses on derivatives used by SJRG to mitigate natural gas commodity price risk, as discussed under Operating Revenues - Nonutility below, along with lower storage and daily trading margins as described in Gross Margin - Nonutility below.

•
The income contribution from SJE for the six months ended June 30, 2013 decreased $5.7 million to $0.4 million due primarily to the change in unrealized gains and losses on forward financial contracts used to mitigate price risk on electric as discussed under Operating Revenues – Nonutility below.

•
The income contribution from Marina for the six months ended June 30, 2013 increased $1.4 million to $17.7 million due primarily to the impact of the investment tax credit available on renewable energy facilities.

•
The income contribution from SJG for the six months ended June 30, 2013 increased $1.1 million to $39.3 million due primarily to increases in the accelerated infrastructure programs and customer growth over the prior year.

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

We define Economic Earnings as: Income from continuing operations, (1) less the change in unrealized gains and plus the change in unrealized losses, as applicable and in each case after tax, on all derivative transactions, and (2) less realized gains and plus realized losses, as applicable and in each case after tax, on all commodity derivative transactions attributed to expected purchases of gas in storage to match the recognition of these gains and losses with the recognition of the related cost of the gas in storage in the period of withdrawal, and (3) less the impact of transactions or contractual arrangements where the true economic impact will be realized in a future period. With respect to the third part of the definition of Economic Earnings, for the three and six months ended June 30, 2013:

•
Economic Earnings excludes a $0.1 million gain and a $0.8 million loss (net of tax), respectively, from affiliated companies, not part of ongoing operations. This adjustment is the result of the termination of the contract at LVE Energy Partners, LLC (see Note 11 to the condensed consolidated financial statements) and is being excluded because substantially all of the assets of LVE have been sold and LVE is no longer considered part of the ongoing operations of the Company.

•
Economic Earnings includes additional depreciation expense on a solar generating facility. During 2012 an impairment charge was recorded within Income from Continuing Operations on a solar generating facility which reduced its depreciable basis and recurring depreciation expense. This impairment charge was excluded from Economic Earnings and therefore the related reduction in depreciation expense is being added back.

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

Economic Earnings for the three months ended June 30, 2013 increased $1.3 million to $9.9 million compared with the same period in 2012, primarily as a result of the following:

•
The income contribution from Marina for the three months ended June 30, 2013 increased $1.3 million to $7.0 million due primarily to the impact of the investment tax credit available on renewable energy facilities.

•
The income contribution from SJG for the three months ended June 30, 2013 increased $0.6 million to $3.8 million due primarily to increases in the accelerated infrastructure programs and customer growth over the prior year.

•
The income contribution from SJRG for the three months ended June 30, 2013 decreased $1.5 million to a net loss of $2.2 million due to lower storage and daily trading margins as described in Gross Margin - Nonutility below.

Economic Earnings for the six months ended June 30, 2013 decreased $0.3 million to $58.3 million compared with the same period in 2012, primarily as a result of the following:

•
The income contribution from SJRG for the six months ended June 30, 2013 decreased $4.8 million to a net loss of $1.2 million due to lower storage and daily trading margins as described in Gross Margin - Nonutility below.

•
The income contribution from Marina for the six months ended June 30, 2013 increased $1.7 million to $17.7 million due primarily to the impact of the investment tax credit available on renewable energy facilities.

•
The income contribution from SJG for the six months ended June 30, 2013 increased $1.1 million to $39.3 million due primarily to increases in the accelerated infrastructure programs and customer growth over the prior year.

The following table presents a reconciliation of our income from continuing operations and earnings per share from continuing operations to Economic Earnings and Economic Earnings per share for the three and six months ended June 30 (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income from Continuing Operations	$916	$10,832	$44,253	$65,043
Minus/Plus:
Unrealized Mark-to-Market (Gains)/Losses on Derivatives	9,210	(2,267)	13,308	(6,465)
Realized (Gains)/Losses on Inventory Injection Hedges	(115)	52	5	76
Net (Gain) Loss from Affiliated Companies, Not Part of Ongoing Operations (A)	(101)	—	805	—
Other (B)	(25)	—	(50)	—
Economic Earnings	$9,885	$8,617	$58,321	$58,654

Earnings per Share from Continuing Operations	$0.03	$0.36	$1.39	$2.14
Minus/Plus:
Unrealized Mark-to-Market (Gains)/Losses on Derivatives	0.29	(0.08)	0.42	(0.21)
Realized (Gains)/Losses on Inventory Injection Hedges	(0.01)	—	—	—
Net (Gain) Loss from Affiliated Companies, Not Part of Ongoing Operations (A)	—	—	0.02	—
Economic Earnings per Share	$0.31	$0.28	$1.83	$1.93

Non-Utility Income from Continuing Operations	$(2,906)	$7,596	$4,917	$26,769
Minus/Plus:
Unrealized Mark-to-Market (Gains)/Losses on Derivatives	9,210	(2,267)	13,308	(6,465)
Realized (Gains)/Losses on Inventory Injection Hedges	(115)	52	5	76
Net (Gain) Loss from Affiliated Companies, Not Part of Ongoing Operations (A)	(101)	—	805	—
Other (B)	(25)	—	(50)	—
Non-Utility Economic Earnings	$6,063	$5,381	$18,985	$20,380

Wholesale Energy Income from Continuing Operations	$(11,164)	$(1,489)	$(14,032)	$4,309
Minus/Plus:
Unrealized Mark-to-Market (Gains)/Losses on Derivatives	9,269	967	13,231	(914)
Realized (Gains)/Losses on Inventory Injection Hedges	(115)	52	5	76
Wholesale Energy Economic Earnings	$(2,010)	$(470)	$(796)	$3,471

Retail Energy Income from Continuing Operations	$8,258	$9,085	$18,949	$22,460
Minus/Plus:
Unrealized Mark-to-Market (Gains)/Losses on Derivatives	(59)	(3,234)	77	(5,551)
Net (Gain) Loss from Affiliated Companies, Not Part of Ongoing Operations (A)	(101)	—	805	—
Other (B)	(25)	—	(50)	—
Retail Energy Economic Earnings	$8,073	$5,851	$19,781	$16,909

(A) Resulting from the termination of the contract at LVE Energy Partners, LLC to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada.

(B) Represents additional depreciation expense within Economic Earnings on a solar generating facility. During 2012 an impairment charge was recorded within Income from Continuing Operations on a solar generating facility which reduced its depreciable basis and recurring depreciation expense. This impairment charge was excluded from Economic Earnings and therefore the related reduction in depreciation expense is being added back.

The effect of derivative instruments not designated as hedging instruments under GAAP in the condensed consolidated statements of income (see Note 12 to the condensed consolidated financial statements) is as follows (gains (losses) in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(Losses) gains on energy related commodity contracts	$(16,722)	$3,308	$(23,771)	$10,279
Gains on interest rate contracts	1,250	84	1,775	220
Total before income taxes	(15,472)	3,392	(21,996)	10,499
Income taxes (A)	6,344	(1,391)	9,018	(4,305)
Total after income taxes	(9,128)	2,001	(12,978)	6,194
Unrealized mark-to-market gains (losses) on derivatives held by affiliated companies, net of tax (A)	(82)	266	(330)	271
Total unrealized mark-to-market (losses) gains on derivatives	(9,210)	2,267	(13,308)	6,465
Realized gains (losses) on inventory injection hedges, net of tax (A)	115	(52)	(5)	(76)
Net Gain (Loss) from Affiliated Companies, Not Part of Ongoing Operations (B)	101	—	(805)	—
Other (C)	25	—	50	—
Total reconciling items between income from continuing operations and economic earnings	$(8,969)	$2,215	$(14,068)	$6,389

(A) Determined using a combined statutory tax rate of 41%

(B) Resulting from the termination of the contract at LVE Energy Partners, LLC to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada.

(C) Represents additional depreciation expense within Economic Earnings on a solar generating facility. During 2012 an impairment charge was recorded within Income from Continuing Operations on a solar generating facility which reduced its depreciable basis and recurring depreciation expense. This impairment charge was excluded from Economic Earnings and therefore the related reduction in depreciation expense is being added back.

The following tables summarize the composition of selected SJG data for the three and six months ended June 30 (in thousands, except for degree day data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Utility Throughput – dt:
Firm Sales -
Residential	2,805	2,294	13,875	10,889
Commercial	671	638	3,187	2,617
Industrial	29	36	183	162
Cogeneration & Electric Generation	420	418	565	494
Firm Transportation -
Residential	447	274	2,075	1,240
Commercial	1,078	920	4,064	3,165
Industrial	3,161	3,064	6,728	6,494
Cogeneration & Electric Generation	1,692	1,903	3,774	4,065

Total Firm Throughput	10,303	9,547	34,451	29,126

Interruptible Sales	14	2	14	2
Interruptible Transportation	305	317	739	741
Off-System	1,454	1,080	3,167	5,551
Capacity Release	7,146	17,019	20,961	33,986

Total Throughput - Utility	19,222	27,965	59,332	69,406

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Utility Operating Revenues:
Firm Sales -
Residential	$33,798	$33,024	$141,922	$146,653
Commercial	7,767	7,229	31,402	29,291
Industrial	529	381	2,157	1,634
Cogeneration & Electric Generation	2,380	1,525	3,163	1,928
Firm Transportation -
Residential	3,075	2,158	12,364	8,081
Commercial	4,031	3,936	15,362	13,049
Industrial	5,374	5,188	11,318	10,608
Cogeneration & Electric Generation	1,371	1,241	3,605	3,242

Total Firm Revenues	58,325	54,682	221,293	214,486

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interruptible Sales	339	42	339	50
Interruptible Transportation	375	338	915	816
Off-System	6,573	3,054	13,255	18,883
Capacity Release	687	787	4,374	3,846
Other	237	274	458	532
	66,536	59,177	240,634	238,613
Less: Intercompany Sales	(496)	(121)	(943)	(355)
Total Utility Operating Revenues	66,040	59,056	239,691	238,258
Less:
Cost of Sales - Utility (Excluding depreciation)	25,611	20,286	102,766	106,551
Conservation Recoveries*	2,748	1,540	8,072	4,842
RAC Recoveries*	2,177	1,911	4,355	3,823
EET Recoveries*	1,195	843	2,191	1,555
Revenue and Throughput Taxes	696	884	2,940	3,375
Utility Margin	$33,613	$33,592	$119,367	$118,112

Margin:
Residential	$21,624	$18,723	$81,136	$65,616
Commercial and Industrial	9,645	9,892	30,924	27,480
Cogeneration and Electric Generation	1,208	1,165	2,438	2,129
Interruptible	56	21	80	52
Off-system & Capacity Release	232	196	917	1,096
Other Revenues	499	515	765	772
Margin Before Weather Normalization & Decoupling	33,264	30,512	116,260	97,145
CIRT Mechanism	734	763	1,476	1,530
CIP Mechanism	(514)	2,212	1,377	19,233
EET Mechanism	129	105	254	204
Utility Margin	$33,613	$33,592	$119,367	$118,112

Degree Days:	495	367	2,952	2,297

*Represents expenses for which there is a corresponding credit in operating revenues.  Therefore, such recoveries have no impact on our financial results.

Throughput - Utility - Total gas throughput decreased 8.7 MMdts, or 31.3%, for the three months ended June 30, 2013, compared with the same period in 2012.  This decrease was realized primarily in Capacity Release activity which decreased 9.9 MMdts during the three months ended June 30, 2013, as compared with the same period in 2012. In 2013, SJG entered into a new asset management agreement with a third party that allocated a significant amount of capacity for a fixed fee. This transfer of capacity rights left less available for SJG's normal release activity. In addition, SJG was releasing capacity in smaller segments ("segmenting") in 2012 based on the demand in the market at that time. While segmenting has little impact on total revenue generated from such activity, it does increase the throughput significantly. Firm throughput increased 0.8 MMdts, or 7.9%, during the three months ended June 30, 2013, compared to the same period in 2012.  This is most apparent in the heat sensitive residential and commercial markets whose throughput increased as a result of weather that was 34.9% colder for the three months ended June 30, 2013, as compared with the same period last year. Also contributing to higher firm throughput was customer growth.  The Company added 5,173 customers over the twelve month period ended June 30, 2013, which represents a growth rate of 1.5%.

Total gas throughput decreased 10.1 MMdts, or 14.5%, for the six months ended June 30, 2013, compared with the same period in 2012. This decrease was realized primarily in the Capacity Release and OSS markets which decreased 13.0 MMdts and 2.4 MMdts, respectively, during the six months ended June 30, 2013, as compared with the same period in 2012. Due to colder weather experienced in the region during the first quarter of 2013, SJG experienced an increased demand by its firm customers, thereby creating fewer opportunities for both Capacity Release and Off-System sales outside of SJG's territory during the winter months. Also contributing to the decrease in Capacity Release throughput was the new asset management agreement and segmenting of capacity release in 2012, discussed above as part of the three month results. Firm throughput increased 5.3 MMdts, or 18.3%, during the six months ended June 30, 2013, compared to the same period in 2012. As previously stated, this is most apparent in the heat sensitive residential and commercial markets whose throughput increased as a result of weather that was 28.5% colder for the six months ended June 30, 2013, as compared with the same period last year. Also contributing to higher firm throughput was the 1.5% customer growth previously discussed.

Conservation Incentive Program (CIP) - Utility - The effects of the CIP on SJG’s net income for the three and six months ended June 30, 2013 and 2012 and the associated weather comparisons were as follows ($’s in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Income Benefit:
CIP – Weather Related	$—	$1.4	$(0.7)	$7.6
CIP – Usage Related	(0.3)	(0.1)	1.5	3.8
Total Net Income Benefit	$(0.3)	$1.3	$0.8	$11.4

Weather Compared to 20-Year Average	Average	31.1% warmer	1.8% Colder	23.1% warmer
Weather Compared to Prior Year	34.9% Colder	2.4% warmer	28.5% Colder	20.0% warmer

Operating Revenues  - Utility - Revenues increased $7.0 million, or 11.8%, during the three months ended June 30, 2013, compared with the same period in the prior year after eliminating intercompany transactions. Total firm revenue increased $3.6 million, or 6.7%, during the second quarter of 2013 versus the same period in 2012. As stated under "Throughput-Utility," colder weather increased firm sales volume during the second quarter which led to higher firm revenue. This was partially offset by lower gas costs being passed through to those customers, as SJG reduced its BGSS rate by 18% in October 2012. While changes in gas costs and BGSS recoveries/refunds may fluctuate from period to period, SJG does not profit from the sale of the commodity.  Therefore, corresponding fluctuations in Utility Operating Revenue or Cost of Sales have no impact on Company profitability, as further discussed below under the caption “Margin-Utility.” Higher Off-System Sales (OSS) volume, coupled with higher per unit sales prices, resulted in a $3.5 million increase in OSS revenues during the three months ended June 30, 2013, compared with the same period last year. As reflected in the Margin table above, the impact of changes in OSS and capacity release activity do not have a material impact on the earnings of SJG, as SJG is required to share 85% of the profits of such activity with the ratepayers.

Revenues increased $1.4 million, or 0.6%, during the six months ended June 30, 2013, compared with the same period in the prior year after eliminating intercompany transactions. Total firm revenue increased $6.8 million, or 3.2%, during the six months ended June 30, 2013 versus the same period in 2012. As stated under "Throughput-Utility," colder weather increased firm sales volume significantly compared with prior year; however, associated firm revenue did not increase proportionately. This is the result of lower gas costs being passed through to those customers, as SJG reduced its BGSS rate by 18% in October 2012. In addition, SJG gave a refund of $9.4 million to its periodic BGSS customers in January 2013, which further reduced revenue. As previously stated, SJG does not profit from the sale of the commodity. Therefore, corresponding fluctuations in Utility Operating Revenue or Cost of Sales have no impact on Company profitability, as further discussed below under the caption "Margin-Utility." Lower OSS volume resulted in a $5.6 million, or 29.8%, reduction in OSS revenues during the six months ended June 30, 2013, compared with the same period last year. As previously stated, the impact of changes in OSS and capacity release activity do not have a material impact on the earnings of SJG, as SJG is required to share 85% of the profits of such activity with the ratepayers.

While changes in gas costs and BGSS recoveries/refunds may fluctuate from period to period, SJG does not profit from the sale of the commodity.  Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on Company profitability, as further discussed below under the caption “Margin-Utility.”

Operating Revenues — Nonutility -  Combined revenues for SJI’s nonutility businesses, net of intercompany transactions, decreased $6.3 million, or 10.0%, and $20.0 million, or 12.6%, for the three and six months ended June 30, 2013, respectively, compared with the same periods in 2012.

SJE’s revenues from retail gas operations, net of intercompany transactions, increased $11.0 million, or 80.9%, and $26.8 million, or 84.5%, for the three and six months ended June 30, 2013, respectively, compared with the same periods in 2012. Excluding the change in unrealized gains and losses recorded on forward financial contracts of $(0.3) million and $(0.8) million, revenues increased $11.3 million and $27.6 million for the three and six months ended June 30, 2013, respectively, compared with the same periods in 2012. The increase in revenues was mainly due to an 84.4% and 49.9% increase in the average monthly New York Mercantile Exchange (NYMEX) settle price for the three and six months ended June 30, 2013, respectively, compared with the same periods in 2012, along with a 32.3% and 60.2% increase in sales volumes for the three and six months ended June 30, 2013, respectively, compared with the same periods in 2012, which was due to the impact of acquiring a retail gas marketing book in the third quarter of 2012. As of June 30, 2013 and 2012, SJE was serving 3,039 and 1,719 retail gas customers, respectively. Sales volumes totaled 5,400,332 and 4,082,663 dekatherms for the three months ended June 30, 2013 and 2012, respectively, and 13,397,585 and 8,365,065 dekatherms for the six months ended June 30, 2013 and 2012, respectively.

Market conditions continue to make it difficult to be competitive in the small commercial market. We continue to focus our marketing efforts on the pursuit of non-heat-sensitive commercial customers in an effort to mitigate price volatility and weather risk.

SJE’s revenues from retail electric operations, net of intercompany transactions, decreased $6.6 million, or 17.9%, and $25.8 million, or 30.1%, for the three and six months ended June 30, 2013, respectively, compared with the same periods in 2012. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $5.7 million and $9.2 million, revenues decreased $0.9 million, or 2.8%, and $16.6 million, or 21.5% for the three and six months ended June 30, 2013, respectively, compared with the same periods in 2012.

A summary of SJE’s revenues from retail electricity is as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
SJE Retail Electric Revenue	$30.2	$36.8	$(6.6)	$59.8	$85.6	$(25.8)
Add: Unrealized Losses (Subtract: Unrealized Gains)	0.9	(4.8)	5.7	0.8	(8.4)	9.2
SJE Retail Electric Revenue, Excluding Unrealized Losses (Gains)	$31.1	$32.0	$(0.9)	$60.6	$77.2	$(16.6)

The decrease in revenues was mainly due to a 24.7% and 26.6% decrease in volumes for the three and six months ended June 30, 2013, respectively, compared with the same periods in 2012, mainly due to a significant school board contract that expired in the second quarter of 2012. Also contributing to the decrease was a 1.8% and 4.8% decrease in the average monthly sales price, which was driven by a lower average Locational Marginal Price (LMP) per megawatt hour. SJE uses forward financial contracts to mitigate commodity price risk on fixed price electric contracts. In accordance with GAAP, the forward financial contracts are recorded at fair value, with changes in fair value recorded in earnings in the period of change. The related customer contracts are not considered derivatives and, therefore, are not recorded in earnings until the electricity is delivered. As a result, earnings are subject to volatility as the market price of the forward financial contracts change, even when the underlying hedged value of the customer contract is unchanged. Over time, gains or losses on the sale of the fixed price electric under contract will be offset by losses or gains on the forward financial contracts, resulting in the realization of the profit margin expected when the transactions were initiated. SJE serves both fixed and market-priced customers.

SJRG’s revenues from wholesale energy operations, net of intercompany transactions, decreased $10.3 million and $21.9 million for the three and six months ended June 30, 2013, respectively, compared with the same periods in 2012. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $14.1 million and $23.9 million, and adjusting for the change in realized gains and losses on all hedges attributed to inventory injection transactions of $(0.3) million and $(0.1) million to align them with the related cost of inventory in the period of withdrawal, SJRG’s revenues increased $3.5 million and $1.9 million for the three and six months ended June 30, 2013 compared with the same periods in 2012.

A summary of SJRG’s revenue for the three and six months ended June 30 is as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
SJRG Revenue	$(10.8)	$(0.5)	$(10.3)	$(4.8)	$17.1	$(21.9)
Add: Unrealized Losses (Subtract: Unrealized Gains)	15.7	1.6	14.1	22.4	(1.5)	23.9
Add: Realized Losses (Subtract: Realized Gains) on Inventory Injection Hedges	(0.2)	0.1	(0.3)	—	0.1	(0.1)
SJRG Revenue, Excluding Unrealized Losses (Gains) and Realized Losses (Gains) on Inventory Injection Hedges	$4.7	$1.2	$3.5	$17.6	$15.7	$1.9

The increase in revenues was due mainly to an overall increase in sales volumes compared with the prior year. As discussed in Note 1 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2012, revenues and expenses related to the energy trading activities of SJRG are presented on a net basis in Operating Revenues – Nonutility.

Revenues from on-site energy production at Marina, net of intercompany transactions, did not change significantly for the three months ended June 30, 2013, respectively, compared with the same period in 2012. Revenues from on-site energy production at Marina, net of intercompany transactions, increased $1.4 million, or 7.9%, for the six months ended June 30, 2013, respectively, compared with the same period in 2012 primarily due to higher hot water production and electricity sales at the thermal facility due to colder temperatures during the first quarter of 2013 as compared to the prior year. Revenues also increased as a result of several new renewable energy projects that began operations over the past twelve months.

Revenues from appliance service operations at SJESP, net of intercompany transactions, did not change significantly for the three and six months ended June 30, 2013, respectively, compared with the same periods in 2012.

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

Total utility margin did not change significantly the three months ended June 30, 2013 as compared with the same period in 2012.

Total margin increased $1.3 million, or 1.1%, for the six months ended June 30, 2013, compared with the same period in 2012, primarily due to customer additions.  SJG added 5,173 customers over the 12-month period ended June 30, 2013, representing growth of 1.5% over the prior year and a corresponding increase in margin.

As reflected in the margin table and the CIP table above, the CIP protected $1.4 million, or $0.8 million after taxes, in the first six months of 2013 that would have been lost due to lower customer usage, compared with $19.2 million, or $11.4 million after taxes, during the same period last year.

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

For the three and six months ended June 30, 2013, combined gross margins for the nonutility businesses, net of intercompany transactions, decreased $19.3 million and $37.5 million to $(5.7) million and $1.1 million, respectively, compared with the same periods in 2012. These changes were primarily due to the following:

•
Gross margin from the wholesale energy operations of SJRG decreased $16.3 million and $31.8 million for the three and six months ended June 30, 2013, respectively, compared with the same periods in 2012. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $14.1 million and $23.9 million and adjusting for the change in realized gains and losses on all hedges attributed to inventory injection transactions of $(0.3) million and $(0.1) million to align them with the related cost of inventory in the period of withdrawal as discussed above, gross margin for SJRG decreased $2.5 million and $8.0 million for the three and six months ended June 30, 2013, respectively, compared with the same periods in 2012. The decrease in gross margin was mainly due to lower storage and daily trading margins in 2013 as compared to the prior year, partially offset by increases in the average monthly NYMEX settle price as discussed above.

Overall, SJRG's contribution to margin from storage and transportation agreements has decreased due to market conditions and, as a result, SJRG has shed some of these agreements. However, SJRG expects to continue to add incremental margin from marketing and related opportunities in the Marcellus region, capitalizing on its established presence in the area. Future margins could fluctuate significantly due to the volatile nature of wholesale gas prices. As of June 30, 2013, SJRG had 9.7 Bcf of storage and 518,632 dts/day of transportation under contract.

•
Gross Margin from on-site energy production at Marina, net of intercompany transactions, increased $1.7 million and $2.6 million for the three and six months ended June 30, 2013, respectively, compared with the same periods in 2012. Gross margin as a percentage of Operating Revenues increased 6.4 and 4.2 percentage points for the three and six months ended June 30, 2013, respectively, compared with the same periods in 2012. This was due mainly to the impact of several new, higher margin renewable energy projects added over the last twelve months.

•
Gross margin from SJE’s retail gas and other operations increased $0.5 million and $1.2 million for the three and six months ended June 30, 2013, respectively, compared with the same periods in 2012. Excluding the change in unrealized gains and losses recorded on forward financial contracts of $(0.3) million and $(0.8) million, gross margins increased $0.8 million and $2.0 million for the three and six months ended June 30, 2013, respectively, compared with the same periods in 2012. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts as discussed above, gross margin as a percentage of Operating Revenues increased 1.0 and 1.2 percentage points for the three and six months ended June 30, 2013, respectively, compared with the same periods in 2012. This increase was due to the impact of acquiring a retail gas marketing book in the third quarter of 2012 that contained higher-margin customers.

•
Gross margin from SJE’s retail electric operations decreased $5.4 million and $9.9 million for the three and six months ended June 30, 2013, respectively, compared with the same periods in 2012. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts of $5.7 million and $9.2 million as discussed above, gross margin increased $0.3 million and decreased $0.7 million in the three and six months ended June 30, 2013, respectively, compared with the same periods in 2012.  Excluding the impact of the unrealized gains/losses discussed above, gross margin as a percentage of Operating Revenues did not change significantly for the three and six months ended June 30, 2013, respectively, compared with the same periods in 2012. The six month comparative period decrease is due to a significant school board contract that expired in the second quarter of 2012 (See Operating Revenues - Nonutility).

•
Gross margin from appliance service operations at SJESP increased $0.3 million and $0.5 million for the three and six months ended June 30, 2013, respectively, compared with the same periods in 2012. Gross margin as a percentage of Operating Revenues increased 13.7 and 9.4 percentage points for the three and six months ended June 30, 2013, respectively, compared with the same periods in 2012. This is due to the significant decline in personnel costs that resulted from an initiative to right-size our workforce.

Operations Expense — A summary of net changes in operations expense for the three and six months ended June 30, follows (in thousands):

	Three Months Ended June 30, 2013 vs. 2012	Six Months Ended June 30, 2013 vs. 2012
Gas Utility Operations	$891	$4,378
Nonutility:
Wholesale Energy Operations	54	430
Retail Gas and Other Operations	305	764
Retail Electric Operations	24	46
On-Site Energy Production	623	1,577
Appliance Service Operations	(314)	(521)
Total Nonutility	692	2,296
Intercompany Eliminations and Other	(42)	(226)
Total Operations Expense	$1,541	$6,448

Gas Utility operations expense increased $0.9 million and $4.4 million for the three and six months ended June 30, 2013, respectively, compared with the same periods in 2012.  These increases are due to increased spending under the New Jersey Clean Energy Program and Energy Efficiency Programs. Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting increase in revenues during the period.

Nonutility operations expense increased $0.7 million and $2.3 million for the three and six months ended June 30, 2013, respectively, compared with the same periods in 2012, primarily due to additional personnel, governance and compliance costs incurred to support continued growth.

Maintenance - Changes in maintenance expense for the three and six months ended June 30, 2013, respectively, compared with the same periods in 2012, were not significant.

Depreciation - Depreciation increased $1.9 million and $3.7 million during the three and six months ended June 30, 2013, respectively, compared with the same periods in 2012 due mainly to the increased investment in property, plant and equipment by SJG and Marina.

Energy and Other Taxes - Changes in energy and other taxes for the three and six months ended June 30, 2013, respectively, compared with the same periods in 2012, were not significant.

Other Income and Expense - Other income and expense decreased $1.0 million during the three months ended June 30, 2013 compared with the same period in 2012 primarily due to a decrease in interest income on notes receivable from affiliates. Other income and expense increased $1.0 million during the six months ended June 30, 2013 compared with the same period in 2012 primarily due to an impairment charge taken during the first quarter of 2012 at SJEX that did not recur in 2013. The impairment charge was related to lower than forecasted natural gas reserves at our shallow well investment in the Marcellus region. This was partially offset by a decrease in interest income on notes receivable from affiliates.

Interest Charges – Interest charges decreased $1.8 million and $2.6 million for the three and six months ended June 30, 2013, respectively, compared with the same periods in 2012 primarily due to less short-term borrowings as cash proceeds were received from LVE and Energenic as discussed in Note 3 to the condensed consolidated financial statements. Also contributing to the decrease is the positive impact of retiring $35.0 million of SJG's higher priced long-term debt during 2012 and higher capitalization of interest costs on construction at SJG. This is partially offset by the issuance of $115.0 million aggregate principal amount of SJI Senior Notes at the end of the second quarter 2012 and the issuance of $85.0 million of SJG Medium Term Notes during the second half of 2012.

Income Taxes – Income tax benefit increased $10.6 million for the three months ended June 30, 2013 compared with the same period in 2012. Income taxes changed from a $14.8 million expense for the six months ended June 30, 2012 to a $3.9 million benefit for the six months ended June 30, 2013. These changes were primarily due to lower income before income taxes, along with a lower effective tax rate due to higher investment tax credits available on renewable energy facilities at Marina in the first six months of 2013 as compared to the prior year.

Equity in Earnings of Affiliated Companies – Equity in earnings of affiliated companies decreased $0.4 million and $0.6 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012 primarily due to less production from landfill gas fired electric production facilities compared to the prior year.

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

Cash Flows from Operating Activities — Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $62.5 million and $56.2 million in the first six months of 2013 and 2012, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries.  Operating activities in the first six months of 2013 produced more net cash than the same period in 2012, primarily due to higher collections under utility regulatory clauses during the first six months of 2013 that were under-recovered in 2012 as a result of warmer than normal weather. The Company also made a smaller pension contribution in the first six months of 2013 as compared to the same period in 2012 as discussed on Note 9 to the condensed consolidated financial statements. The Company strives to keep its pension plans fully funded. When factors such as lesser than expected asset performance and/or declining discount rates negatively impact the funding status of the plans, the Company increases its contributions to supplant that funding shortfall. While discount rates continued to decline, greater than expected asset performance during 2012 added significantly to improving the Company's funding status, which resulted in a decrease in the pension contribution during 2013.

Cash Flows from Investing Activities — SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. Net cash outflows for capital expenditures, which are primarily construction projects, for the first six months of 2013 and 2012 amounted to $88.3 million and $96.9 million, respectively. We estimate the net cash outflows for construction projects for fiscal years 2013, 2014 and 2015 at SJI to be approximately $325.9 million, $312.5 million and $230.2 million, respectively. The high level of capital expenditures is due to a combination of the accelerated infrastructure investment programs, a major pipeline project to support an electric generation facility, and a new customer information system, all at SJG.  For capital expenditures, including those under SJG’s CIRT and AIRP, the Company will use short-term borrowings under lines of credit from commercial banks and the commercial paper program to finance capital expenditures as incurred. From time to time, the Company will refinance the short-term debt incurred to support capital expenditures with long-term debt.

In support of its risk management activities, the Company is required to maintain margin accounts with selected counterparties as collateral for its forward contracts, swap agreements, options contracts and futures contracts. These margin accounts are included in Restricted Investments or Margin Account Liability, depending upon the value of the related contracts (the change in the Margin Account Liability is reflected in cash flows from Operating Activities) on the condensed consolidated balance sheets. The required amount of restricted investments changes on a daily basis due to fluctuations in the market value of the related outstanding contracts and are difficult to predict. Margin posted by the Company increased by $13.8 million in the first six months of 2013, compared with a decrease of $7.8 million in the same period of 2012.

During the six months ended June 30, 2013 and 2012, the Company made investments in, and provided net advances to unconsolidated affiliates of $7.3 million and $82.5 million, respectively. These amounts do not include the cash proceeds from LVE and the repayment of the advances to Energenic as discussed below. The purpose of these investments and advances was to cover certain project related costs of affiliates.

In March 2013, substantially all of the assets of Marina's joint venture, LVE Energy Partners, LLC (LVE), an entity in which Marina has a 50% equity interest, were sold. As a result of the transaction, Marina received cash proceeds of $57.6 million. See Note 11 to the condensed consolidated financial statements.

In April 2012, Energenic acquired The Energy Network, LLC, a holding company for the Hartford Steam Company, TEN Companies and CNE Power I, LLC. In conjunction with this acquisition, Marina provided $35.4 million of advances to Energenic, which was repaid by Energenic during the second quarter of 2013 as permanent financing was obtained.

Cash Flows from Financing Activities — Short-term borrowings from the commercial paper program and lines of credit from commercial banks are used to supplement cash flows from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, short-term debt incurred to finance capital expenditures is refinanced with long-term debt.

Credit facilities and available liquidity as of June 30, 2013 were as follows (in thousands):

Company	Total Facility	Usage	Available Liquidity	Expiration Date
SJG:
Commercial Paper Program/Revolving Credit Facility	$200,000	$93,000	$107,000	May 2015
Uncommitted Bank Lines (B)	10,000	—	10,000	August 2013

Total SJG	$210,000	$93,000	$117,000

SJI:

Revolving Credit Facility	$400,000	$180,300	$219,700	February 2018 (A)
Term Line of Credit	50,000	50,000	—	November 2013

Total SJI	450,000	230,300	219,700

Total	$660,000	$323,300	$336,700

(A) Includes letters of credit outstanding in the amount of $27.6 million.
(B) Although there can be no assurances, SJG anticipates renewing the remaining line of credit during the third quarter 2013.
The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary the SJI facilities can also be used to support SJG’s liquidity needs. All committed facilities contain one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreements), measured on a quarterly basis. SJI and SJG were in compliance with these covenants as of June 30, 2013. Borrowings under these credit facilities are at market rates. The weighted average borrowing cost, which changes daily, was 0.98% and 0.95% at June 30, 2013 and 2012, respectively.  Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business’ future liquidity needs.

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

SJI supplements its operating cash flow, commercial paper program and credit lines with both debt and equity capital. Over the years, SJG has used long-term debt, primarily in the form of First Mortgage Bonds and Medium Term Notes, secured by the same pool of utility assets, to finance its long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment.

SJI raises equity capital through its Dividend Reinvestment Plan (DRP). Participants in SJI's DRP receive newly-issued shares. Prior to April 2013, shares of common stock offered by the DRP were issued at a 2% discount directly by SJI from its authorized but unissued shares of common stock. In April 2013, SJI discontinued the 2% discount on shares issued through the DRP in an effort to manage the amount of equity raised through the plan. SJI raised $12.5 million and $9.3 million of equity capital through the DRP during the six months ended June 30, 2013 and 2012, respectively.

SJI’s capital structure was as follows:

	As of June 30, 2013	As of December 31, 2012
Equity	45.5%	43.3%
Long-Term Debt	37.0	36.8
Short-Term Debt	17.5	19.9
Total	100.0%	100.0%

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

COMMITMENTS AND CONTINGENCIES:

SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, and for environmental remediation costs. Cash outflows for capital expenditures for the first six months of 2013 and 2012 amounted to $88.3 million and $96.9 million, respectively. Management estimates the net cash outflows for construction projects for 2013, 2014 and 2015 at SJI to be approximately $325.9 million, $312.5 million and $230.2 million, respectively. The high level of capital expenditures is due to a combination of the accelerated infrastructure investment programs, a major pipeline project to support an electric generation facility, and a new customer information system, all at SJG. Costs for remediation projects, net of insurance reimbursements, for the first six months of 2013 and 2012 amounted to net cash inflows of $2.3 million and $2.1 million, respectively. Total net cash outflows for remediation projects are expected to be $12.1 million, $25.2 million and $25.8 million for 2013, 2014 and 2015, respectively.  As discussed in Notes 10 and 15 to the Consolidated Financial Statements in Item 8 of SJI’s 10-K as of December 31, 2012, certain environmental costs are subject to recovery from insurance carriers and ratepayers.

As of June 30, 2013, SJI provided $27.6 million of standby letters of credit through SJI’s revolving credit facility to enable SJE to market retail electricity and for various construction activities. The Company also provided $87.6 million of additional letters of credit under separate facilities outside of the revolving credit facility to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system and to finance Marina's initial thermal plant project.

Contractual Obligations - There were no significant changes to the Company’s contractual obligations described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2012, except for construction obligations which increased approximately $74.8 million in total since December 31, 2012 due to additional agreements on solar projects at Marina, and commodity supply purchase obligations which decreased approximately $5.0 million in total since December 31, 2012 due to payments made during the first six months of 2013 on commitments at SJE and SJRG.

Off-Balance Sheet Arrangements – An off-balance sheet arrangement is any contractual arrangement involving an unconsolidated entity under which the company has either made guarantees, or has certain other interests or obligations.

The Company has recorded a liability of $0.3 million which is included in Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the condensed consolidated balance sheets as of June 30, 2013 for the fair value of the following guarantees:

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

During the six months ended June 30, 2013 the Company received $57.6 million of repayments of advances from LVE. As of June 30, 2013, the Company had remaining unsecured Notes Receivable - Affiliate of approximately $7.0 million due from LVE on the condensed consolidated balance sheets related to this project. During 2013, SJI provided support to LVE of approximately $1.8 million to cover interest and other project related costs.

As a result of the sale of substantially all of the assets, management has evaluated the investment in LVE and concluded that the fair value of this investment continues to be in excess of the carrying value as of June 30, 2013

SJI and its joint venture partner have guaranteed the repayment of interest rate derivative contracts held by LVE which mature in November 2013. As of June 30, 2013 the amount required to satisfy these contracts is approximately $3.2 million. LVE is expected to have sufficient resources to satisfy these interest rate derivative contracts upon the liquidation of its remaining assets. SJI and its partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on this guarantee.

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

•
As of June 30, 2013, SJI had issued $5.1 million of guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable our subsidiary to market retail natural gas.

Pending Litigation — The Company is subject to claims arising in the ordinary course of business and other legal proceedings. The Company has been named in, among other actions, certain product liability claims related to our former sand mining subsidiary. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $3.2 million related to all claims in the aggregate as of both June 30, 2013 and December 31, 2012. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

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

SJI has entered into certain contracts to buy, sell, and transport natural gas and to buy and sell retail electricity. SJI recorded a net unrealized pre-tax (loss) gain of $(16.7) million and $3.3 million in earnings during the three months ended June 30, 2013 and 2012, respectively, and a net unrealized pre-tax (loss) gain of $(23.8) and $10.3 during the six months ended June 30, 2013 and 2012, respectively, which are included with realized gains and losses in Operating Revenues — Nonutility.

The fair value and maturity of these energy-related contracts determined under the mark-to-market method as of June 30, 2013 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 -3 Years	Maturity Beyond 3 Years	Total
Prices actively quoted	$5,562	$878	$4	$6,444
Prices provided by other external sources	11,839	5,636	336	17,811
Prices based on internal models or other valuable methods	16,425	6,969	819	24,213

Total	$33,826	$13,483	$1,159	$48,468

Liabilities
Source of Fair Value	Maturity <1 Year	Maturity 1 -3 Years	Maturity Beyond 3Years	Total
Prices actively quoted	$3,095	$960	$10	$4,065
Prices provided by other external sources	17,296	9,331	122	26,749
Prices based on internal models or other valuable methods	17,588	11,100	4,040	32,728

Total	$37,979	$21,391	$4,172	$63,542

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Contracted volumes of our NYMEX contracts included in the table above are 6.5 million dekatherms (dts) with a weighted-average settlement price of $4.02 per dt.  Contracted volumes of our basis contracts included in the table above are 27.0 million dts with a weighted average settlement price of $0.02 per dt. Contracted volumes of our discounted index related purchase and sales contracts included in the table above are 104.4 million dts with a weighted average price of $(0.04) per dt.  Contracted volumes of electric included in the table above are less than 0.1 million mwh with a weighted average settlement price of $48.27 per mwh.

A reconciliation of SJI’s estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Assets, January 1, 2013	$7,308
Contracts Settled During Six Months Ended June 30, 2013, Net	(33)
Other Changes in Fair Value from Continuing and New Contracts, Net	(22,349)

Net Derivatives — Energy Related Liabilities June 30, 2013	$(15,074)

Interest Rate Risk — Our exposure to interest-rate risk relates primarily to short-term, variable-rate borrowings. Short-term, variable-rate debt outstanding at June 30, 2013 was $295.7 million and averaged $275.3 million during the first six months of 2013. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $1.7 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2012 - 9 b.p. decrease; 2011 - 33 b.p. increase; 2010 – 13 b.p. decrease; 2009 – 29 b.p. decrease; and 2008 – 397 b.p. decrease.  At June 30, 2013, our average interest rate on variable-rate debt was 1.02%.

We issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of June 30, 2013, the interest costs on all but $27.1 million of our long-term debt was either at a fixed-rate or hedged via an interest rate derivative. Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates.

As of June 30, 2013, SJI’s active interest rate swaps were as follows:

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

Credit Risk - As of June 30, 2013, approximately $14.9 million, or 30.7%, of the current and noncurrent Derivatives – Energy Related Assets are with two retail counterparties. One of these counterparties has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assignable to SJI in the event of a default by the counterparty.

As of June 30, 2013, SJRG had $119.9 million of Accounts Receivable under sales contracts. Of that total, 87.9% were with regulated utilities or companies rated investment-grade or guaranteed by an investment-grade-rated parent or were with companies where we have a collateral arrangement or insurance coverage. The remainder of the Accounts Receivable were within approved credit limits.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company are effective.

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item is incorporated by reference to Part I, Item 2, Pending Litigation, beginning on page 47.

Item 1A. Risk Factors

The following paragraph should be read in conjunction with the risk factors included in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Failures in the security of our computer systems through cyberattacks, hackers or other sources, could have a material adverse impact on our business and results of operations.  SJI uses computer systems and services that involve the storage of confidential information on our employees, customers and vendors. In addition, certain computer systems monitor and control our generation and distribution processes.   Experienced hackers may be able to develop and deploy viruses that exploit the security of our computer systems and thus obtain confidential information and/or disrupt significant business processes.  Unauthorized access to confidential information or disruptions to significant business processes could damage our reputation and negatively impact our results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Issuer Purchases of Equity Securities - There were no purchases by SJI of its own common stock during the six months ended June 30, 2013.

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

101
The following financial statements from South Jersey Industries’ Quarterly Report on Form 10-Q for the three months ended June 30, 2013, filed with the Securities and Exchange Commission on August 8, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Balance Sheets and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

SOUTH JERSEY INDUSTRIES, INC.
(Registrant)

Dated:	August 8, 2013	By:	/s/ Edward J. Graham
Edward J. Graham
Chairman, President & Chief Executive Officer

Dated:	August 8, 2013	By:	/s/ David A. Kindlick
David A. Kindlick
Senior Vice President & Chief Financial Officer