Form 10-Q
period 2013-09-30
SOUTH JERSEY INDUSTRIES INC
filed 2013-11-12
CIK 91928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of November 1, 2013 there were 32,207,008 shares of the registrant’s common stock outstanding.

Item 1. Unaudited Condensed Consolidated Financial Statements

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Three Months Ended September 30,
	2013	2012
Operating Revenues:
Utility	$59,302	$53,999
Nonutility	69,506	57,978
Total Operating Revenues	128,808	111,977
Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	24,345	20,801
- Nonutility	64,815	49,748
Operations	27,216	25,817
Maintenance	3,354	3,570
Depreciation	12,826	10,602
Energy and Other Taxes	1,458	1,494
Total Operating Expenses	134,014	112,032
Operating Loss	(5,206)	(55)

Other Income and Expense	2,200	4,359
Interest Charges	(4,393)	(5,981)
Loss Before Income Taxes	(7,399)	(1,677)
Income Tax Benefit	5,533	2,576
Equity in Earnings of Affiliated Companies	645	1,265
(Loss) Income from Continuing Operations	(1,221)	2,164
Loss from Discontinued Operations - (Net of tax benefit)	(200)	(151)
Net (Loss) Income	$(1,421)	$2,013

Basic Earnings Per Common Share:
Continuing Operations	$(0.04)	$0.07
Discontinued Operations	—	—
Basic Earnings Per Common Share	$(0.04)	$0.07

Average Shares of Common Stock Outstanding - Basic	31,984	30,861

Diluted Earnings Per Common Share:
Continuing Operations	$(0.04)	$0.07
Discontinued Operations	—	—
Diluted Earnings Per Common Share	$(0.04)	$0.07

Average Shares of Common Stock Outstanding - Diluted	31,984	30,945

Dividends Declared per Common Share	$0.44	$0.40

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Nine Months Ended September 30,
	2013	2012
Operating Revenues:
Utility	$298,993	$292,257
Nonutility	208,037	216,465
Total Operating Revenues	507,030	508,722
Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	127,111	127,352
- Nonutility	202,176	169,584
Operations	87,862	80,015
Maintenance	10,141	10,133
Depreciation	36,605	30,691
Energy and Other Taxes	6,955	7,237
Total Operating Expenses	470,850	425,012
Operating Income	36,180	83,710

Other Income and Expense	8,734	9,890
Interest Charges	(12,521)	(16,669)
Income Before Income Taxes	32,393	76,931
Income Tax Benefit (Expense)	9,393	(12,236)
Equity in Earnings of Affiliated Companies	1,246	2,512
Income from Continuing Operations	43,032	67,207
Loss from Discontinued Operations - (Net of tax benefit)	(699)	(785)
Net Income	$42,333	$66,422

Basic Earnings Per Common Share:
Continuing Operations	$1.35	$2.20
Discontinued Operations	(0.02)	(0.02)
Basic Earnings Per Common Share	$1.33	$2.18

Average Shares of Common Stock Outstanding - Basic	31,898	30,502

Diluted Earnings Per Common Share:
Continuing Operations	$1.35	$2.20
Discontinued Operations	(0.02)	(0.03)
Diluted Earnings Per Common Share	$1.33	$2.17

Average Shares of Common Stock Outstanding - Diluted	31,959	30,591

Dividends Declared per Common Share	$1.33	$1.21

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended September 30,
	2013	2012
Net (Loss) Income	$(1,421)	$2,013

Other Comprehensive Income, Net of Tax:*

Unrealized Gain on Available-for-Sale Securities	221	205
Unrealized Gain on Derivatives - Other	66	67
Other Comprehensive (Loss) Income of Affiliated Companies	(25)	364

Other Comprehensive Income - Net of Tax*	262	636

Comprehensive (Loss) Income	$(1,159)	$2,649

	Nine Months Ended September 30,
	2013	2012
Net Income	$42,333	$66,422

Other Comprehensive Income (Loss), Net of Tax:*

Unrealized (Loss) Gain on Available-for-Sale Securities	(76)	420
Unrealized Gain (Loss) on Derivatives - Other	198	(158)
Other Comprehensive Income (Loss) of Affiliated Companies	5,011	(1,598)

Other Comprehensive Income (Loss) - Net of Tax*	5,133	(1,336)

Comprehensive Income	$47,466	$65,086

* Determined using a combined statutory tax rate of 41%.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Nine Months Ended September 30,
	2013	2012
Net Cash Provided by Operating Activities	$123,425	$62,290

Cash Flows from Investing Activities:
Capital Expenditures	(192,497)	(147,759)
Proceeds from Sale of Property, Plant and Equipment	6	29
Net (Purchase of) Proceeds from Sale of Restricted Investments in Margin Account	(5,802)	9,532
Purchase of Restricted Investments with Escrowed Loan Proceeds	(47)	—
Investment in Long-Term Receivables	(5,012)	(4,178)
Proceeds from Long-Term Receivables	5,376	5,217
Purchase of Company Owned Life Insurance	(5,072)	(4,547)
Investment in Affiliate	(2,973)	(35,899)
Advances on Notes Receivable - Affiliate	(11,849)	(66,755)
Repayment of Notes Receivable - Affiliate	94,946	11,523
Other	—	(6,388)

Net Cash Used in Investing Activities	(122,924)	(239,225)

Cash Flows from Financing Activities:
Net Borrowings from (Repayments of) Short-Term Credit Facilities	38,600	(6,000)
Proceeds from Issuance of Long-Term Debt	—	200,000
Principal Repayments of Long-Term Debt	(25,000)	(35,000)
Payments for Issuance of Long-Term Debt	(30)	(1,820)
Premium for Early Retirement of Debt	—	(700)
Dividends on Common Stock	(28,246)	(24,452)
Proceeds from Sale of Common Stock	13,931	41,543

Net Cash (Used in) Provided by Financing Activities	(745)	173,571

Net Decrease in Cash and Cash Equivalents	(244)	(3,364)
Cash and Cash Equivalents at Beginning of Period	4,638	7,538

Cash and Cash Equivalents at End of Period	$4,394	$4,174

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	September 30, 2013	December 31, 2012
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$1,776,502	$1,658,790
Accumulated Depreciation	(388,511)	(373,199)
Nonutility Property and Equipment, at cost	407,110	328,638
Accumulated Depreciation	(47,609)	(36,208)

Property, Plant and Equipment - Net	1,747,492	1,578,021

Investments:
Available-for-Sale Securities	8,255	7,538
Restricted	23,753	17,903
Investment in Affiliates	78,248	75,825

Total Investments	110,256	101,266

Current Assets:
Cash and Cash Equivalents	4,394	4,638
Accounts Receivable	192,197	195,293
Unbilled Revenues	12,445	40,938
Provision for Uncollectibles	(7,112)	(5,924)
Notes Receivable - Affiliate	9,645	39,495
Natural Gas in Storage, average cost	65,437	55,517
Materials and Supplies, average cost	2,758	2,618
Deferred Income Taxes - Net	21,220	—
Prepaid Taxes	15,597	26,187
Derivatives - Energy Related Assets	28,807	24,242
Other Prepayments and Current Assets	19,629	11,833

Total Current Assets	365,017	394,837

Regulatory and Other Noncurrent Assets:
Regulatory Assets	326,727	352,656
Derivatives - Energy Related Assets	11,737	12,297
Unamortized Debt Issuance Costs	7,632	8,226
Notes Receivable-Affiliate	67,613	117,188
Contract Receivables	13,880	13,985
Other	57,641	52,964

Total Regulatory and Other Noncurrent Assets	485,230	557,316

Total Assets	$2,707,995	$2,631,440

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	September 30, 2013	December 31, 2012
Capitalization and Liabilities
Equity:
Common Stock	$39,985	$39,567
Premium on Common Stock	361,578	345,807
Treasury Stock (at par)	(170)	(182)
Accumulated Other Comprehensive Loss	(25,972)	(31,105)
Retained Earnings	382,056	382,127

Total Equity	757,477	736,214

Long-Term Debt	580,400	601,400

Total Capitalization	1,337,877	1,337,614

Current Liabilities:
Notes Payable	377,500	338,900
Current Portion of Long-Term Debt	21,000	25,000
Accounts Payable	200,466	193,331
Customer Deposits and Credit Balances	20,992	17,757
Environmental Remediation Costs	27,064	21,026
Taxes Accrued	2,814	2,156
Derivatives - Energy Related Liabilities	33,254	23,828
Deferred Income Taxes - Net	—	10,812
Dividends Payable	14,155	—
Interest Accrued	5,361	6,635
Pension Benefits	1,236	1,272
Other Current Liabilities	5,834	11,127

Total Current Liabilities	709,676	651,844

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	313,716	289,489
Investment Tax Credits	424	618
Pension and Other Postretirement Benefits	99,712	105,168
Environmental Remediation Costs	85,254	91,072
Asset Retirement Obligations	40,150	39,385
Derivatives - Energy Related Liabilities	22,696	5,403
Derivatives - Other	8,106	13,462
Regulatory Liabilities	52,219	56,517
Finance Obligation	20,893	21,646
Other	17,272	19,222

Total Deferred Credits and Other Noncurrent Liabilities	660,442	641,982

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$2,707,995	$2,631,440

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

 Notes to Unaudited Condensed Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

REVENUE AND THROUGHPUT-BASED TAXES — SJG collects certain revenue-based energy taxes from its customers. Such taxes include New Jersey State Sales Tax and Public Utilities Assessment (PUA). SJG also collects a throughput-based energy tax from customers in the form of a Transitional Energy Facility Assessment (TEFA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. TEFA and PUA are included in both utility revenue and cost of sales and totaled $0.5 million and $0.7 million for the three months ended September 30, 2013 and 2012, respectively, and $3.4 million and $4.0 million for the nine months ended September 30, 2013 and 2012, respectively. The TEFA is subject to a planned phase-out which decreased the assessment in increments of 25% in 2012 and 2013 and is eliminated after December 31, 2013.

IMPAIRMENT OF LONG-LIVED ASSETS - We review the carrying amount of long-lived assets for possible impairment whenever events or changes in circumstances indicate that such amounts may not be recoverable. The Company recorded a $1.1 million impairment charge during the nine months ended September 30, 2012 related to certain shallow wells in the Marcellus region as discussed under “Gas Exploration and Development”.  For the nine months ended September 30, 2013, no impairments were identified.

GAS EXPLORATION AND DEVELOPMENT - The Company capitalizes all costs associated with gas property acquisition, exploration and development activities under the full cost method of accounting. Capitalized costs include costs related to unproved properties, which are not amortized until proved reserves are found or it is determined that the unproved properties are impaired. All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. No impairment was recorded during the nine months ended September 30, 2013. During the nine months ended September 30, 2012, the Company recorded $1.1 million of impairment charges within Other Income and Expense on the condensed consolidated statement of income due to a reduction in the expected cash flows to be received from certain shallow wells in the Marcellus region. As of September 30, 2013 and December 31, 2012, $8.9 million and $9.0 million, respectively, related to interests in proved and unproved properties in Pennsylvania, net of amortization, is included with Nonutility Property and Equipment and Other Noncurrent Assets on the condensed consolidated balance sheets.

TREASURY STOCK – SJI uses the par value method of accounting for treasury stock. As of September 30, 2013 and December 31, 2012, SJI held 135,831 and 145,414 shares of treasury stock, respectively. These shares are related to deferred compensation arrangements where the amounts earned are held in the stock of SJI.

INCOME TAXES — Deferred income taxes are provided for all significant temporary differences between the book and taxable bases of assets and liabilities in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740 - “Income Taxes”.  A valuation allowance is established when it is determined that it is more likely than not that a deferred tax asset will not be realized. Investment tax credits related to renewable energy facilities of Marina are recognized on the flow through method, which may result in variations in the customary relationship between income taxes and pre-tax income for interim periods.

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

In July 2013, the FASB issued ASU 2013-11, Balance Sheet Presentation of an Unrecognized Income Tax Benefit for a Net Operating Loss or Tax Credit Carryforward. This ASU provides that a liability related to an unrecognized tax benefit should be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Management does not anticipate that the adoption of this guidance will have an impact on the Company's financial statement results.

2.	STOCK-BASED COMPENSATION PLAN:

Under the Amended and Restated 1997 Stock-Based Compensation Plan, no more than 2,000,000 shares in the aggregate may be issued to SJI’s officers (Officers), non-employee directors (Directors) and other key employees. The plan will terminate on January 26, 2015, unless terminated earlier by the Board of Directors. No options were granted or outstanding during the nine months ended September 30, 2013 and 2012.  No stock appreciation rights have been issued under the plan. During the nine months ended September 30, 2013 and 2012, SJI granted 56,464 and 40,955 restricted shares to Officers and other key employees, respectively.  These restricted shares vest over a three-year period and are subject to SJI achieving certain market and earnings-based performance targets as compared to a peer group average, which can cause the actual amount of shares that ultimately vest to range from between 0% to 150% of the original share units granted. Grants containing market-based performance targets have been issued in each of the last three years and use SJI's total shareholder return (TSR) relative to a peer group to measure performance. Beginning with 2012, grants containing earnings-based targets have also been issued. These new grants are based on SJI's earnings per share (EPS) growth rate relative to a peer group to measure performance. During the nine months ended September 30, 2013 and 2012, SJI granted 12,285 and 9,904 restricted shares, respectively, to Directors.  Shares issued to Directors in 2011 vest over a three-year service period and contain no performance conditions. Shares issued to Directors in 2012 and 2013 vest over twelve months and contain no performance conditions. As a result, 100% of the shares granted generally vest.

See Note 2 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2012 for the related accounting policy.

The following table summarizes the nonvested restricted stock awards outstanding at September 30, 2013 and the assumptions used to estimate the fair value of the awards:

	Grant Date	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate
Officers & Key Employees -	Jan. 2011 - TSR	39,971	$50.94	27.5%	1.01%
	Jan. 2012 - TSR	19,930	$51.23	22.5%	0.43%
	Jan. 2012 - EPS	19,930	$56.93	N/A	N/A
	Jan. 2013 - TSR	27,426	$44.38	21.1%	0.40%
	Jan. 2013 - EPS	27,426	$51.18	N/A	N/A

Directors -	Jan. 2011	7,332	$52.94	—	—
	Jan. 2013	12,285	$51.74	—	—

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

The following table summarizes the total stock-based compensation cost for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Officers & Key Employees	$565	$524	$1,696	$1,572
Directors	191	110	574	464
Total Cost	756	634	2,270	2,036

Capitalized	(59)	(58)	(178)	(173)
Net Expense	$697	$576	$2,092	$1,863

As of September 30, 2013, there was $3.2 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 1.8 years.

The following table summarizes information regarding restricted stock award activity during the nine months ended September 30, 2013, excluding accrued dividend equivalents:

	Officers &Other Key Employees	Directors	Weighted Average Fair Value
Nonvested Shares Outstanding, January 1, 2013	81,005	27,688	$51.29
Granted	56,464	12,285	$48.49
Cancelled/Forfeited	(2,786)	—	$50.15
Vested	—	(20,356)	$45.81
Nonvested Shares Outstanding, September 30, 2013	134,683	19,617	$50.58

During the nine months ended September 30, 2013 and 2012, SJI awarded 66,077 shares to its Officers and other key employees, which had vested at December 31, 2012, at a market value of $3.3 million, and 33,322 shares, which had vested at December 31, 2011, at a market value of $1.9 million, respectively. Also, during the nine months ended September 30, 2013 and 2012, SJI awarded 12,285 and 9,904 shares to its Directors at a market value of $0.6 million for each period. The Company has a policy of issuing new shares to satisfy its obligations under these plans; therefore, there are no cash payment requirements resulting from the normal operation of these plans. However, a change in control could result in such shares becoming nonforfeitable or immediately payable in cash.  At the discretion of the Officers, Directors and other key employees, the receipt of vested shares can be deferred until future periods.  These deferred shares are included in Treasury Stock on the condensed consolidated balance sheets.

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

Summarized operating results of the discontinued operations for the three and nine months ended September 30, were (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Loss Before Income Taxes:
Sand Mining	$(287)	$(34)	$(379)	$(935)
Fuel Oil	(22)	(198)	(697)	(273)
Income Tax Benefits	109	81	377	423
Loss from Discontinued Operations — Net	$(200)	$(151)	$(699)	$(785)
Earnings Per Common Share from
Discontinued Operations — Net:
Basic	$—	$—	$(0.02)	$(0.02)
Diluted	$—	$—	$(0.02)	$(0.03)

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

During the first nine months of 2013 and 2012, the Company made investments in, and provided net advances to, unconsolidated affiliates of $12.9 million and $91.1 million, respectively. These amounts do not include the cash proceeds from LVE and the repayment of the advances to Energenic as discussed above. The purpose of these investments and advances was to cover certain project related costs of affiliates.   As of September 30, 2013 and December 31, 2012, the outstanding balance on these Notes Receivable – Affiliate was $77.3 million and $156.7 million, respectively. Approximately $69.2 million of these notes are secured by property, plant and equipment of the affiliates, accrue interest at 7.5% and are to be repaid through 2025. The remaining $8.1 million of these notes are unsecured, and are either non-interest bearing or accrue interest at variable rates and are to be repaid when the affiliate secures permanent financing.

SJI holds significant variable interests in these entities but is not the primary beneficiary. Consequently, these entities are accounted for under the equity method because SJI does not have both a) the power to direct the activities of the entity that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. As of September 30, 2013, the Company had a net asset of approximately $77.9 million included in Investment in Affiliates and Other Noncurrent Liabilities on the condensed consolidated balance sheets related to equity method investees, in addition to Notes Receivable – Affiliate as discussed above. SJI’s maximum exposure to loss from these entities as of September 30, 2013 is limited to its combined equity contributions and the Notes Receivable-Affiliate in the amount of $157.3 million.

4.	COMMON STOCK:

The following shares were issued and outstanding at September 30:

2013
Beginning Balance, January 1	31,653,262
New Issues During the Period:
Dividend Reinvestment Plan	256,210
Stock-Based Compensation Plan	78,363
Ending Balance, September 30	31,987,835

The par value ($1.25 per share) of stock issued was recorded in Common Stock and the net excess over par value of approximately $15.8 million was recorded in Premium on Common Stock.

EARNINGS PER COMMON SHARE (EPS) — Basic EPS is based on the weighted-average number of common shares outstanding.  The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 83,897 for the three months ended September 30, 2012, and 61,315 and 89,060 for the nine months ended September 30, 2013 and 2012, respectively. For the three months ended September 30, 2013, incremental shares of 67,196 were not included in the denominator for the diluted EPS calculation because they would have an antidilutive effect on EPS. These shares relate to SJI's restricted stock as discussed in Note 2.

DIVIDEND REINVESTMENT PLAN (DRP) —The Company offers a DRP which allows participating shareholders to purchase shares of SJI common stock by automatic reinvestment of dividends or optional purchases. Shares of common stock offered by the DRP have been issued directly by SJI from its authorized but unissued shares of common stock. The Company raised $13.9 million and $41.5 million of equity capital through the DRP during the nine months ended September 30, 2013 and 2012, respectively.

5.	FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS — In accordance with the terms of certain Marina and SJG loan agreements, unused proceeds are required to be escrowed pending approval of construction expenditures. As of September 30, 2013 and December 31, 2012, the escrowed proceeds, including interest earned, totaled $1.4 million and $1.3 million, respectively.

The Company maintains margin accounts with selected counterparties to support its risk management activities. The balances required to be held in these margin accounts increase as the net value of the outstanding energy related contracts with the respective counterparties decrease. As of September 30, 2013 and December 31, 2012, the balances in these accounts totaled $22.4 million and $16.6 million, respectively. The carrying amounts of the Restricted Investments approximate their fair values at September 30, 2013 and December 31, 2012, which would be included in Level 1 of the fair value hierarchy (See Note 13 - Fair Value of Financial Assets and Financial Liabilities).

LONG-TERM RECEIVABLES — SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources.  The terms of these loans call for customers to make monthly payments over a period of up to five years with no interest.  The carrying amounts of such loans were $14.0 million and $13.6 million as of September 30, 2013 and December 31, 2012, respectively. The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Contract Receivables on the condensed consolidated balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $1.3 million as of both September 30, 2013 and December 31, 2012.  The annual amortization to interest is not material to the Company’s condensed consolidated financial statements.  The carrying amounts of these receivables approximate their fair value at September 30, 2013 and December 31, 2012, which would be included in Level 2 of the fair value hierarchy (See Note 13 - Fair Value of Financial Assets and Financial Liabilities).

CREDIT RISK - As of September 30, 2013, approximately $13.5 million, or 33.3%, of the current and noncurrent Derivatives – Energy Related Assets are with two counterparties. One of these counterparties has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assigned to SJI in the event of a default by the counterparty.

FINANCE OBLIGATION - During 2010, ACB Energy Partners LLC (ACB), a wholly-owned subsidiary of Energenic, of which Marina has a 50% equity interest, completed construction of a combined heat and power generating facility to serve, under an energy services agreement, a thermal plant owned by Marina. Construction period financing was provided by Marina. As substantially all of the costs of constructing the facility were funded by the financing provided by Marina, Marina was considered the owner of the facility for accounting purposes during the construction period. When an entity is considered the accounting owner during the construction period, a sale of the asset effectively occurs when construction of the asset is completed. However, due to its continuing involvement in the facility through its equity interest in Energenic, Marina continues to be considered the owner of the facility for accounting purposes under ASC Topic 360 Property, Plant and Equipment. As a result, the transaction is being accounted for as a financing arrangement under ASC Topic 840 Leases and therefore the Company has included costs to construct the facility within Nonutility Property, Plant and Equipment on the condensed consolidated balance sheets of $23.6 million as of both September 30, 2013 and December 31, 2012. In addition, the Company included repayments from ACB to Marina on the construction loan within the Finance Obligation on the condensed consolidated balance sheets. Marina does not have a fixed payment obligation to ACB; as a result, the Finance Obligation is classified as a noncurrent liability on the condensed consolidated balance sheets. The costs to construct the facility and the repayments of the construction loan are amortized over the term of the energy services agreement. The impact on the condensed consolidated statements of income is not significant. As a result, the Company recorded $20.9 million and $21.6 million, net of amortization, within Finance Obligation on the condensed consolidated balance sheets at September 30, 2013 and December 31, 2012, respectively.

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE - The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. The carrying amounts of SJI's financial instruments approximate their fair values at September 30, 2013 and December 31, 2012, except as noted below.

•
For Long-Term Debt, in estimating the fair value, we use the present value of remaining cash flows at the balance sheet date. We based the estimates on interest rates available to SJI at the end of each period for debt with similar terms and maturities (Level 2 in the fair value hierarchy, see Note 13 - Fair Value of Financial Assets and Financial Liabilities). The estimated fair values of SJI's long-term debt, including current maturities, as of September 30, 2013 and December 31, 2012, were $624.7 million and $682.3 million, respectively.  The carrying amounts of SJI's long-term debt, including current maturities, as of September 30, 2013 and December 31, 2012, was $601.4 million and $626.4 million, respectively.

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

Information about SJI’s operations in different reportable operating segments is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating Revenues:
Gas Utility Operations	$59,674	$54,251	$300,308	$292,864
Wholesale Energy Operations	128	(1,601)	(4,354)	15,570
Retail Energy Operations:
Retail Gas and Other Operations	19,588	18,841	78,286	50,633
Retail Electric Operations	36,063	28,918	98,211	117,470
On-Site Energy Production	14,254	12,621	33,313	29,878
Appliance Service Operations	2,974	3,048	9,415	9,908
Subtotal Retail Energy Operations	72,879	63,428	219,225	207,889
Corporate & Services	7,126	6,973	22,968	20,018
Subtotal	139,807	123,051	538,147	536,341
Intersegment Sales	(10,999)	(11,074)	(31,117)	(27,619)
Total Operating Revenues	$128,808	$111,977	$507,030	$508,722

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating (Loss) Income:
Gas Utility Operations	$3,285	$2,950	$69,149	$69,270
Wholesale Energy Operations	(8,969)	(4,380)	(33,326)	3,449
Retail Energy Operations:
Retail Gas and Other Operations	(125)	(515)	(257)	(1,062)
Retail Electric Operations	(146)	1,300	(19)	11,354
On-Site Energy Production	111	440	(794)	786
Appliance Service Operations	532	(189)	1,317	(408)
Subtotal Retail Energy Operations	372	1,036	247	10,670
Corporate and Services	106	339	110	321
Total Operating (Loss) Income	$(5,206)	$(55)	$36,180	$83,710

Depreciation and Amortization:
Gas Utility Operations	$12,476	$11,209	$36,429	$33,301
Wholesale Energy Operations	51	56	157	173
Retail Energy Operations:
Retail Gas and Other Operations	21	18	64	49
On-Site Energy Production	4,008	2,469	10,978	7,195
Appliance Service Operations	47	74	193	236
Subtotal Retail Energy Operations	4,076	2,561	11,235	7,480
Corporate and Services	207	170	653	505
Total Depreciation and Amortization	$16,810	$13,996	$48,474	$41,459

Interest Charges:
Gas Utility Operations	$2,629	$3,872	$8,379	$11,832
Wholesale Energy Operations	148	42	233	200
Retail Energy Operations:
Retail Gas and Other Operations	73	49	216	100
On-Site Energy Production	1,274	1,464	2,984	3,698
Subtotal Retail Energy Operations	1,347	1,513	3,200	3,798
Corporate and Services	1,488	1,349	4,208	2,907
Subtotal	5,612	6,776	16,020	18,737
Intersegment Borrowings	(1,219)	(795)	(3,499)	(2,068)
Total Interest Charges	$4,393	$5,981	$12,521	$16,669

Income Taxes:
Gas Utility Operations	$471	$258	$23,511	$23,122
Wholesale Energy Operations	(3,616)	(1,673)	(13,307)	1,280
Retail Energy Operations:
Retail Gas and Other Operations	(72)	(214)	148	(120)
Retail Electric Operations	(59)	531	(8)	4,638
On-Site Energy Production	(2,547)	(1,499)	(20,577)	(16,729)
Appliance Service Operations	232	(70)	574	(124)
Subtotal Retail Energy Operations	(2,446)	(1,252)	(19,863)	(12,335)
Corporate and Services	58	91	266	169
Total Income Tax (Benefit) Expense	$(5,533)	$(2,576)	$(9,393)	$12,236

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Property Additions:
Gas Utility Operations	$46,426	$37,263	$128,232	$118,139
Wholesale Energy Operations	8	1	42	13
Retail Energy Operations:
Retail Gas and Other Operations	7	74	44	177
On-Site Energy Production	55,737	11,517	73,263	22,519
Appliance Service Operations	—	1	—	3
Subtotal Retail Energy Operations	55,744	11,592	73,307	22,699
Corporate and Services	706	1,503	2,570	3,162
Total Property Additions	$102,884	$50,359	$204,151	$144,013

	September 30, 2013	December 31, 2012
Identifiable Assets (See Note 1):
Gas Utility Operations	$1,857,187	$1,786,459
Wholesale Energy Operations	223,220	204,358
Retail Energy Operations:
Retail Gas and Other Operations	32,451	39,481
Retail Electric Operations	23,468	21,919
On-Site Energy Production	531,202	543,416
Appliance Service Operations	2,473	3,244
Subtotal Retail Energy Operations	589,594	608,060
Discontinued Operations	1,777	78
Corporate and Services	323,886	337,010
Intersegment Assets	(287,669)	(304,525)
Total Identifiable Assets	$2,707,995	$2,631,440

7.	RATES AND REGULATORY ACTIONS:

SJG is subject to the rules and regulations of the New Jersey Board of Public Utilities (BPU). In January 2013, SJG credited the accounts of SJG's periodic Basic Gas Supply Service (BGSS) customers with refunds totaling $9.4 million due to gas costs that were lower than projected.

In January 2013, the BPU approved an extension of SJG's Energy Efficiency Program (“EEP”) to June 30, 2013 and approved additional investments of up to $2.5 million. In June 2013, the BPU approved a further extension of SJG's EEP through June 2015 and authorized incremental investments totaling $24.0 million. The costs and returns associated with the EEP program investments will continue to be recovered through SJG's Energy Efficiency Tracker (“EET”).

In June 2013, SJG filed its annual EET petition requesting additional revenues to recover the costs of, and its allowed return on, prior investments associated with the EEP programs. This petition is currently pending.

In July 2012, SJG filed a petition with the BPU to implement a five-year, $250.0 million Accelerated Infrastructure Replacement Program (“AIRP”). SJG proposed spending an incremental $50.0 million per year on the accelerated replacement of its cast iron and bare steel main and service infrastructure and was seeking a return on program investments as it had under prior Capital Investment Recovery Tracker ("CIRT") programs. SJG's CIRT III program expired on December 31, 2012. In February 2013, the parties executed a Stipulation agreeing to $35.3 million per year of incremental capital spending for four years, totaling $141.2 million under the AIRP. The BPU approved the Stipulation in February 2013.

In March 2013, SJG filed a joint petition with another utility requesting modifications to, and the continuation of, the Conservation Incentive Plan (“CIP”) program. This petition is currently pending.

In May 2013, SJG made its annual BGSS and CIP filing requesting a $17.9 million decrease in annual revenues. Provisional rates were approved by the BPU in September 2013 and effective October 1, 2013.
In June 2013, SJG filed a petition requesting deferral of incremental operating and maintenance expenses incurred due to Superstorm Sandy. These costs totaled $0.7 million and are expected to be recovered in SJG's next base rate case. This petition is currently pending.

In October 2012, SJG filed a petition requesting a $13.2 million increase in annual revenues by rolling $110.6 million of CIRT I, II and III investments into base rates. In May 2013, SJG filed a supplemental petition requesting to roll an additional $6.9 million of CIRT III investments into base rates, for a total annual revenue increase of $15.5 million related to $117.5 million of CIRT investments made since our last base rate case in 2010. The BPU approved the petition in September 2013 with rates effective October 1, 2013.

In September 2013, SJG filed a petition requesting a Storm Hardening and Reliability Program (SHARP), pursuant to which SJG is proposing to invest approximately $280.0 million over seven years to replace low pressure distribution mains and services with high pressure distribution mains and services in coastal areas that are susceptible to flooding during major storm events. This petition is currently pending.

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

Regulatory Assets consisted of the following items (in thousands):

	September 30, 2013	December 31, 2012
Environmental Remediation Costs:
Expended - Net	$30,189	$37,892
Liability for Future Expenditures	108,236	107,410
Deferred Asset Retirement Obligation Costs	30,607	30,199
Deferred Pension and Other Postretirement Benefit Costs	95,897	95,897
Conservation Incentive Program Receivable	12,573	31,686
Societal Benefit Costs Receivable	12,816	12,801
Premium for Early Retirement of Debt	976	1,075
Deferred Interest Rate Contracts	4,569	7,761
Energy Efficiency Tracker	12,263	12,306
Pipeline Supplier Service Charges	7,522	8,771
Other Regulatory Assets	11,079	6,858

Total Regulatory Assets	$326,727	$352,656

CONSERVATION INCENTIVE PROGRAM (CIP) RECEIVABLE – The decrease in this receivable is primarily the result of colder weather experienced in the region during the first half of 2013. The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer.

Regulatory Liabilities consisted of the following items (in thousands):

	September 30, 2013	December 31, 2012
Excess Plant Removal Costs	$41,128	$45,593
Deferred Revenues - Net	8,352	10,924
Other Regulatory Liabilities	2,739	—

Total Regulatory Liabilities	$52,219	$56,517

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

For the three and nine months ended September 30, 2013 and 2012, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Service Cost	$1,356	$1,133	$4,066	$3,400
Interest Cost	2,360	2,406	7,079	7,217
Expected Return on Plan Assets	(2,979)	(2,585)	(8,936)	(7,756)
Amortizations:
Prior Service Cost	63	63	188	188
Actuarial Loss	2,251	1,907	6,754	5,722
Net Periodic Benefit Cost	3,051	2,924	9,151	8,771
Capitalized Benefit Costs	(1,218)	(1,306)	(3,653)	(3,513)
Total Net Periodic Benefit Expense	$1,833	$1,618	$5,498	$5,258

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Service Cost	$285	$259	$855	$777
Interest Cost	682	750	2,047	2,251
Expected Return on Plan Assets	(595)	(526)	(1,784)	(1,579)
Amortizations:
Prior Service Credits	(71)	(71)	(213)	(213)
Actuarial Loss	435	431	1,304	1,293
Net Periodic Benefit Cost	736	843	2,209	2,529
Capitalized Benefit Costs	(286)	(374)	(856)	(1,005)
Total Net Periodic Benefit Expense	$450	$469	$1,353	$1,524

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

10.	UNUSED LINES OF CREDIT:

Credit facilities and available liquidity as of September 30, 2013 were as follows (in thousands):

Company	Total Facility	Usage	Available Liquidity	Expiration Date
SJG:
Commercial Paper Program/Revolving Credit Facility	$200,000	$110,000	$90,000	May 2018
Uncommitted Bank Lines	10,000	—	10,000	August 2014

Total SJG	210,000	110,000	100,000

SJI:

Revolving Credit Facility	$400,000	$245,300	$154,700	February 2018 (A)
Term Line of Credit	50,000	50,000	—	November 2015 (B)

Total SJI	450,000	295,300	154,700

Total	$660,000	$405,300	$254,700

(A) Includes letters of credit outstanding in the amount of $27.8 million.
(B) See Note 16 - Subsequent Events.

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary, the SJI facilities can also be used to support SJG’s liquidity needs. Borrowings under these credit facilities are at market rates. The weighted average interest rate on these borrowings, which changes daily, was 0.98% and 0.97% at September 30, 2013 and 2012, respectively. Average borrowings outstanding under these credit facilities, not including letters of credit, during the nine months ended September 30, 2013 and 2012 were $297.2 million and $366.7 million, respectively. The maximum amounts outstanding under these credit facilities, not including letters of credit, during the nine months ended September 30, 2013 and 2012 were $389.4 million and $462.2 million, respectively.

The SJI and SJG facilities are provided by a syndicate of banks and contain one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreements) to not more than 0.65 to 1, measured at the end of each fiscal quarter. SJI and SJG were in compliance with this covenant as of September 30, 2013.

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

GUARANTEES — The Company has recorded a liability of $0.3 million which is included in Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the condensed consolidated balance sheets as of September 30, 2013 for the fair value of the following guarantees:

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

During the nine months ended September 30, 2013, the Company received $57.6 million of repayments of advances from LVE. As of September 30, 2013, the Company had remaining unsecured Notes Receivable - Affiliate of approximately $8.1 million due from LVE on the condensed consolidated balance sheets related to this project. During 2013, SJI provided support to LVE of approximately $2.7 million to cover interest and other project related costs.

As a result of the sale of substantially all of the assets, management has evaluated the investment in LVE and concluded that the fair value of this investment continues to be in excess of the carrying value as of September 30, 2013.

SJI and its joint venture partner have guaranteed the repayment of interest rate derivative contracts held by LVE which mature in November 2013. As of September 30, 2013 the amount required to satisfy these contracts is approximately $1.0 million. LVE is expected to have sufficient resources to satisfy these interest rate derivative contracts upon the liquidation of its remaining assets. SJI and its partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on this guarantee.

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

In May 2012, UMM Energy Partners, LLC (UMM), a wholly-owned subsidiary of Energenic, of which Marina has a 50% equity interest, entered into a 30 year contract with a public university to build, own and operate a combined heating, cooling and power system for its main campus in New Jersey. The system commenced commercial operations in September 2013. SJI has guaranteed certain obligations of UMM under the operating and lease agreements between UMM and the university, for the terms of the agreements, commencing with the first year of operations. SJI has guaranteed up to $2.2 million for the first year. This amount is adjusted each year based upon the Consumer Price Index. SJI and its partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees.

As of September 30, 2013, SJI had issued $5.3 million of guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable our subsidiary to market retail natural gas.

COLLECTIVE BARGAINING AGREEMENTS — Unionized personnel represent approximately 44.0% of our workforce at September 30, 2013. The Company has collective bargaining agreements with two unions that represent these employees: the International Brotherhood of Electrical Workers (IBEW) Local 1293 and the International Association of Machinists and Aerospace Workers (IAM) Local 76.  SJG employees represented by the IBEW operate under a collective bargaining agreement that runs through February 28, 2017. SJESP employees represented by the IBEW operate under a collective bargaining agreement that runs through February 28, 2014. The remaining unionized employees are represented by the IAM and operate under collective bargaining agreements that expire in August 2014.

STANDBY LETTERS OF CREDIT — As of September 30, 2013, SJI provided $27.8 million of standby letters of credit through SJI’s revolving credit facility to enable SJE to market retail electricity and for various construction and operating activities. The Company has also provided $87.6 million of additional letters of credit under separate facilities outside of the revolving credit facility to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system and to finance Marina's initial thermal plant project.

PENDING LITIGATION — The Company is subject to claims arising in the ordinary course of business and other legal proceedings. The Company has been named in, among other actions, certain product liability claims related to our former sand mining subsidiary. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $2.9 million and $3.1 million related to all claims in the aggregate as of September 30, 2013 and December 31, 2012, respectively. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

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

Certain SJI subsidiaries are involved in buying, selling, transporting and storing natural gas and buying and selling retail electricity for their own accounts as well as managing these activities for third parties. These subsidiaries are subject to market risk on expected future purchases and sales due to commodity price fluctuations. The Company uses a variety of derivative instruments to limit this exposure to market risk in accordance with strict corporate guidelines.  These derivative instruments include forward contracts, swap agreements, options contracts and futures contracts. As of September 30, 2013, the Company has outstanding derivative contracts intended to limit the exposure to market risk on 17.9 MMdts (1 MMdts = one million decatherms) of expected future purchases of natural gas, 20.2 MMdts of expected future sales of natural gas, 1.0 MMmwh (1 MMmwh = one million megawatt hours) of expected future purchases of electricity and 1.0 MMmwh of expected future sales of electricity. In addition to these derivative contracts, the Company has basis and index related purchase and sales contracts totaling 36.2 MMdts.  These contracts, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives — Energy Related Assets or Derivatives — Energy Related Liabilities on the condensed consolidated balance sheets. The net unrealized pre-tax gains and losses for these energy related commodity contracts are included with realized gains and losses in Operating Revenues – Nonutility.

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

The fair values of all derivative instruments, as reflected in the condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012, are as follows (in thousands):

Derivatives not designated as hedging instruments under GAAP	September 30, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities
Energy related commodity contracts:
Derivatives – Energy Related – Current	$28,807	$33,254	$24,242	$23,828
Derivatives – Energy Related – Non-Current	11,737	22,696	12,297	5,403
Interest rate contracts:
Derivatives - Other - Non-Current	—	8,106	—	13,462
Total derivatives not designated as hedging instruments under GAAP	40,544	64,056	36,539	42,693

Total Derivatives	$40,544	$64,056	$36,539	$42,693

The Company enters into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. The Company presents derivatives at gross fair values on the condensed consolidated balance sheets. As of September 30, 2013 and December 31, 2012, information related to these offsetting arrangements were as follows (in thousands):

As of September 30, 2013
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
Derivatives - Energy Related Assets	$40,544	$—	$40,544	$(10,625)	(A)	$—	$29,919
Derivatives - Energy Related Liabilities	$(55,950)	$—	$(55,950)	$10,625	(B)	$13,952	$(31,373)
Derivatives - Other	$(8,106)	$—	$(8,106)	$—		$—	$(8,106)

As of December 31, 2012
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
Derivatives - Energy Related Assets	$36,539	$—	$36,539	$(12,975)	(A)	$—	$23,564
Derivatives - Energy Related Liabilities	$(29,231)	$—	$(29,231)	$12,975	(B)	$6,347	$(9,909)
Derivatives - Other	$(13,462)	$—	$(13,462)	$—		$—	$(13,462)

(A) The balances at September 30, 2013 and December 31, 2012 were related to derivative liabilities which can be net settled against derivative assets.

(B) The balances at September 30, 2013 and December 31, 2012 were related to derivative assets which can be net settled against derivative liabilities.

The effect of derivative instruments on the condensed consolidated statements of income for the three and nine months ended September 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2013	2012	2013	2012
Interest Rate Contracts:
Losses recognized in AOCL on effective portion	$—	$—	$—	$(752)
Losses reclassified from AOCL into income (a)	$(112)	$(112)	$(336)	$(482)
Gains (losses) recognized in income on ineffective portion (a)	—	—	—	—

(a) Included in Interest Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments under GAAP	2013	2012	2013	2012
(Losses) gains on energy related commodity contracts (a)	$(537)	$(3,614)	$(24,308)	$6,665
Gains on interest rate contracts (b)	390	53	2,165	273

Total	$(147)	$(3,561)	$(22,143)	$6,938

(a)  Included in Operating Revenues - Non Utility
(b)  Included in Interest Charges

Net realized losses of $0.4 million and $3.0 million for the three months ended September 30, 2013 and 2012, respectively, and losses of $0.6 million and $13.7 million for the nine months ended September 30, 2013 and 2012, respectively, associated with SJG’s energy-related financial commodity contracts are not included in the above table. These contracts are part of SJG’s regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to, and recoverable through, regulatory riders, any changes in the value of SJG’s energy related financial commodity contracts are deferred in Regulatory Assets or Liabilities and there is no impact to earnings.

Certain of the Company’s derivative instruments contain provisions that require immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions in the event of a material adverse change in the credit standing of the Company. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on September 30, 2013, is $31.5 million.   If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2013, the Company would have been required to settle the instruments immediately or post collateral to its counterparties of approximately $27.9 million after offsetting asset positions with the same counterparties under master netting arrangements.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of September 30, 2013	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$8,255	$8,255	$—	$—
Derivatives – Energy Related Assets (B)	40,544	5,656	15,251	19,637
	$48,799	$13,911	$15,251	$19,637

Liabilities

Derivatives – Energy Related Liabilities (B)	$55,950	$4,303	$18,181	$33,466
Derivatives – Other (C)	8,106	—	8,106	—
	$64,056	$4,303	$26,287	$33,466

As of December 31, 2012	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$7,538	$787	$6,751	$—
Derivatives – Energy Related Assets (B)	36,539	9,404	16,205	10,930
	$44,077	$10,191	$22,956	$10,930

Liabilities

Derivatives – Energy Related Liabilities (B)	$29,231	$5,399	$15,664	$8,168
Derivatives – Other (C)	13,462	—	13,462	—
	$42,693	$5,399	$29,126	$8,168

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

The following table provides quantitative information regarding significant unobservable inputs in Level 3 fair value measurements (in thousands):

Type	Fair Value at September 30, 2013		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$13,427	$29,615	Discounted Cash Flow	Forward price (per dt)	$(1.75) - $3.61 [$(0.40)]
Forward Contract - Electric	$6,210	$3,851	Discounted Cash Flow	Fixed electric load profile (on-peak)	19.72% - 100.00% [56.76%]
				Fixed electric load profile (off-peak)	0.00% - 80.28% [43.24%]

Type	Fair Value at December 31, 2012		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$4,340	$4,986	Discounted Cash Flow	Forward price (per dt)	$(0.35) - $2.92 [$(0.12)]
Forward Contract - Electric	$6,590	$3,182	Discounted Cash Flow	Fixed electric load profile (on-peak)	21.62% - 100.00% [53.64%]
				Fixed electric load profile (off-peak)	0.00% - 78.38% [46.36%]

The changes in fair value measurements of Derivatives – Energy Related Assets and Liabilities for the three and nine months ended September 30, 2013 and 2012, using significant unobservable inputs (Level 3), are as follows (in thousands):

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Balance at beginning of period	$(8,515)	$2,762
Other changes in fair value from continuing and new contracts, net	(8,506)	(21,229)
Transfers in/(out) of Level 3 (A)	2,457	3,385
Settlements	735	1,253

Balance at September 30	$(13,829)	$(13,829)

(A) Transfers between different levels of the fair value hierarchy may occur based on the level of observable inputs used to value the instruments from period to period. During the three and nine months ended September 30, 2013, $2.5 million and $3.4 million of net derivatives assets were transferred from Level 2 to Level 3, due to decreased observability of market data. The transfers were recognized as of the end of the second and third quarters.

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Balance at beginning of period	3,078	(5,958)
Other changes in fair value from continuing and new contracts, net	(344)	3,131
Settlements	163	5,724

Balance at September 30	$2,897	$2,897

Total losses for 2013 included in earnings that are attributable to the change in unrealized losses relating to those assets and liabilities included in Level 3 still held as of September 30, 2013, is $16.3 million.  These losses are included in Operating Revenues-Nonutility on the condensed consolidated statements of income.

14.	LONG-TERM DEBT:

In February 2012, SJG called its $35.0 million, 7.70% Medium Term Notes (MTN's) due April 2027 at par plus a 2.0% premium. The early redemption occurred concurrently with the issuance in April 2012 of $35.0 million, 3.74% Series D Medium Term Notes due April 2032.

During the third quarter of 2013, SJG redeemed at par $10.5 million of 4.46% MTN's issued in July 2003 and $14.5 million of 5.03% MTN's issued in September 2003.

In September 2013, SJG agreed in principle to issue $80.0 million of MTN's under a private placement. SJG expects to issue $50.0 million of 4.01% MTN's in November 2013, due November 2030, and $30.0 million of 4.23% MTN's in January 2014, due January 2030.

The Company did not issue any long-term debt during the nine months ended September 30, 2013.

15.	ACCUMULATED OTHER COMPREHENSIVE LOSS:

The following tables summarize the changes in accumulated other comprehensive loss (AOCL) for the three and nine months ended September 30, 2013 (in thousands):

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Other Comprehensive Income (Loss) of Affiliated Companies	Total
Balance at July 1, 2013 (a)	$(23,437)	$(2,830)	$(3)	$36	$(26,234)
Other comprehensive income before reclassifications	—	—	221	—	221
Amounts reclassified from AOCL (b)	—	66	—	(25)	41
Net current period other comprehensive income (loss)	—	66	221	(25)	262
Balance at September 30, 2013 (a)	$(23,437)	$(2,764)	$218	$11	$(25,972)

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Other Comprehensive Income (Loss) of Affiliated Companies	Total
Balance at January 1, 2013 (a)	$(23,437)	$(2,962)	$294	$(5,000)	$(31,105)
Other comprehensive income before reclassifications	—	—	413	—	413
Amounts reclassified from AOCL (b)	—	198	(489)	5,011	4,720
Net current period other comprehensive income (loss)	—	198	(76)	5,011	5,133
Balance at September 30, 2013 (a)	$(23,437)	$(2,764)	$218	$11	$(25,972)

(a) Determined using a combined statutory tax rate of 41%.
(b) See table below.

The following table provides details about reclassifications out of AOCL for the three and nine months ended September 30, 2013:

	Amounts Reclassified from AOCL (in thousands)		Affected Line Item in the Condensed Consolidated Statements of Income
	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Unrealized Loss on Derivatives-Other - interest rate contracts designated as cash flow hedges	$112	$336	Interest Charges
Income Taxes	(46)	(138)	Income Taxes (a)
	$66	$198

Unrealized Gain on Available-for-Sale Securities	$—	$(827)	Other Income
Income Taxes	—	338	Income Taxes (a)
	$—	$(489)

Loss of Affiliated Companies	$(52)	$8,459	Equity in Loss of Affiliated Companies
Income Taxes	27	(3,448)	Income Taxes (a)
	$(25)	$5,011

Losses from reclassifications for the period net of tax	$41	$4,720

16.	SUBSEQUENT EVENTS:

In October 2013, SJG filed a petition with the New Jersey BPU to issue up to $200.0 million of long term debt securities in various forms including MTN's and unsecured debt, with maturities of more than 12 months, over the next three years. This petition is currently pending.

In October 2013, SJI entered into an unsecured $50.0 million term loan, which matures in October 2015. This agreement replaces existing facilities that were set to expire in November 2013 (See Note 10).

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

Regulatory Actions — SJG has made the appropriate notice to the New Jersey Board of Public Utilities of its intent to file a rate case by the end of November 2013. Other than the changes discussed in Note 7 to the condensed consolidated financial statements, there have been no significant regulatory actions since December 31, 2012. See detailed discussion concerning Regulatory Actions in Note 10 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2012.

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

Net Income for the three months ended September 30, 2013 decreased $3.4 million to a net loss of $1.4 million compared with the same period in 2012 primarily as a result of the following:

•
The income contribution from SJRG for the three months ended September 30, 2013 decreased $2.7 million to a net loss of $5.3 million due primarily to lower storage and daily trading margins as described in Gross Margin - Nonutility below.

Net Income for the nine months ended September 30, 2013 decreased $24.1 million to $42.3 million compared with the same period in 2012 primarily as a result of the following:

•
The income contribution from SJRG for the nine months ended September 30, 2013 decreased $21.6 million to a net loss of $19.7 million due primarily to an approximately $12.3 million change in unrealized gains and losses on derivatives used by SJRG to mitigate natural gas commodity price risk, as discussed under Operating Revenues - Nonutility below, along with an approximately $9.3 million decrease due to lower storage and daily trading margins as described in Gross Margin - Nonutility below.

•
The income contribution from SJE for the nine months ended September 30, 2013 decreased $6.3 million to $0.2 million due primarily to the change in unrealized gains and losses on forward financial contracts used to mitigate price risk on electric as discussed under Operating Revenues – Nonutility below.

•
The income contribution from SJG for the nine months ended September 30, 2013 increased $1.5 million to $40.3 million due primarily to increases in the accelerated infrastructure programs and customer growth over the prior year.

•
The income contribution from SJESP for the nine months ended September 30, 2013 increased $1.0 million to $0.8 million due primarily to a significant decline in personnel costs that resulted from an initiative to right-size its workforce.

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

The types of transactions that cause the most significant volatility in operating results are as follows:

•
SJRG purchases and holds natural gas in storage to earn a profit margin from its ultimate sale in the future. SJRG uses derivatives to mitigate commodity price risk in order to substantially lock-in the profit margin that will ultimately be realized. However, gas stored in inventory is accounted for at the lower of average cost or market; the derivatives used to reduce the risk associated with a change in the value of the inventory are accounted for at fair value, with changes in fair value recorded in operating results in the period of change. As a result, earnings are subject to volatility as the market price of derivatives change, even when the underlying hedged value of the inventory is unchanged. Additionally, volatility in earnings is created when realized gains and losses on derivatives used to mitigate commodity price risk on expected future purchases of gas injected into storage are recognized in earnings when the derivatives settle, but the cost of the related gas in storage is not recognized in earnings until the period of withdrawal. This volatility can be significant from period to period. Over time, gains or losses on sale of gas in storage will be offset by losses or gains on the derivatives, resulting in the realization of the profit margin expected when the transactions were initiated.

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

We define Economic Earnings as: Income from continuing operations, (1) less the change in unrealized gains and plus the change in unrealized losses, as applicable and in each case after tax, on all derivative transactions, and (2) less realized gains and plus realized losses, as applicable and in each case after tax, on all commodity derivative transactions attributed to expected purchases of gas in storage to match the recognition of these gains and losses with the recognition of the related cost of the gas in storage in the period of withdrawal, and (3) less the impact of transactions or contractual arrangements where the true economic impact will be realized in a future period. With respect to the third part of the definition of Economic Earnings, for the three and nine months ended September 30, 2013:

•
Economic Earnings excludes a less than $0.1 million gain and a $0.8 million loss (net of tax), respectively, from affiliated companies, not part of ongoing operations. This adjustment is the result of the termination of the contract at LVE Energy Partners, LLC (see Note 11 to the condensed consolidated financial statements) and is being excluded because substantially all of the assets of LVE have been sold and LVE is no longer considered part of the ongoing operations of the Company.

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

Economic Earnings for the three months ended September 30, 2013 decreased $5.2 million to a net loss of $1.1 million compared with the same period in 2012, primarily as a result of the following:

•
The income contribution from SJRG for the three months ended September 30, 2013 decreased $4.5 million to a net loss of $5.0 million due to lower storage and daily trading margins as described in Gross Margin - Nonutility below.

Economic Earnings for the nine months ended September 30, 2013 decreased $5.5 million to $57.2 million compared with the same period in 2012, primarily as a result of the following:

•
The income contribution from SJRG for the nine months ended September 30, 2013 decreased $9.3 million to a net loss of $6.2 million due to lower storage and daily trading margins as described in Gross Margin - Nonutility below.

•
The income contribution from SJG for the nine months ended September 30, 2013 increased $1.5 million to $40.3 million due primarily to increases in the accelerated infrastructure programs and customer growth over the prior year.

•
The income contribution from SJESP for the nine months ended September 30, 2013 increased $1.0 million to $0.8 million due primarily to a significant decline in personnel costs that resulted from an initiative to right-size its workforce.

The following table presents a reconciliation of our income from continuing operations and earnings per share from continuing operations to Economic Earnings and Economic Earnings per share for the three and nine months ended September 30 (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
(Loss) Income from Continuing Operations	$(1,221)	$2,164	$43,032	$67,207
Minus/Plus:
Unrealized Mark-to-Market (Gains)/Losses on Derivatives	147	2,004	13,455	(4,460)
Realized (Gains)/Losses on Inventory Injection Hedges	(18)	(110)	(13)	(34)
Net (Gain) Loss from Affiliated Companies, Not Part of Ongoing Operations (A)	(23)	—	782	—
Other (B)	(25)	—	(75)	—
Economic Earnings	$(1,140)	$4,058	$57,181	$62,713

Earnings per Share from Continuing Operations	$(0.04)	$0.07	$1.35	$2.20
Minus/Plus:
Unrealized Mark-to-Market (Gains)/Losses on Derivatives	—	0.06	0.42	(0.15)
Net (Gain) Loss from Affiliated Companies, Not Part of Ongoing Operations (A)	—	—	0.02	—
Economic Earnings per Share	$(0.04)	$0.13	$1.79	$2.05

Non-Utility (Loss) Income from Continuing Operations	$(2,171)	$1,639	$2,749	$28,408
Minus/Plus:
Unrealized Mark-to-Market (Gains)/Losses on Derivatives	147	2,004	13,455	(4,460)
Realized (Gains)/Losses on Inventory Injection Hedges	(18)	(110)	(13)	(34)
Net (Gain) Loss from Affiliated Companies, Not Part of Ongoing Operations (A)	(23)	—	782	—
Other (B)	(25)	—	(75)	—
Non-Utility Economic Earnings	$(2,090)	$3,533	$16,898	$23,914

Wholesale Energy (Loss) Income from Continuing Operations	$(5,249)	$(2,432)	$(19,281)	$1,876
Minus/Plus:
Unrealized Mark-to-Market (Gains)/Losses on Derivatives	340	2,233	13,571	1,319
Realized (Gains)/Losses on Inventory Injection Hedges	(18)	(110)	(13)	(34)
Wholesale Energy Economic Earnings	$(4,927)	$(309)	$(5,723)	$3,161

Retail Energy Income from Continuing Operations	$3,078	$4,071	$22,030	$26,532
Minus/Plus:
Unrealized Mark-to-Market (Gains)/Losses on Derivatives	(193)	(229)	(116)	(5,779)
Net (Gain) Loss from Affiliated Companies, Not Part of Ongoing Operations (A)	(23)	—	782	—
Other (B)	(25)	—	(75)	—
Retail Energy Economic Earnings	$2,837	$3,842	$22,621	$20,753

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

The effect of derivative instruments not designated as hedging instruments under GAAP in the condensed consolidated statements of income (see Note 12 to the condensed consolidated financial statements) is as follows (gains (losses) in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
(Losses) gains on energy related commodity contracts	$(537)	$(3,614)	$(24,308)	$6,665
Gains on interest rate contracts	390	53	2,165	273
Total before income taxes	(147)	(3,561)	(22,143)	6,938
Income taxes (A)	60	1,460	9,078	(2,845)
Total after income taxes	(87)	(2,101)	(13,065)	4,093
Unrealized mark-to-market (losses) gains on derivatives held by affiliated companies, net of tax (A)	(60)	97	(390)	367
Total unrealized mark-to-market (losses) gains on derivatives	(147)	(2,004)	(13,455)	4,460
Realized gains on inventory injection hedges, net of tax (A)	18	110	13	34
Net Gain (Loss) from Affiliated Companies, Not Part of Ongoing Operations (B)	23	—	(782)	—
Other (C)	25	—	75	—
Total reconciling items between income from continuing operations and economic earnings	$(81)	$(1,894)	$(14,149)	$4,494

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

The following tables summarize the composition of selected SJG data for the three and nine months ended September 30 (in thousands, except for degree day data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Utility Throughput – dt:
Firm Sales -
Residential	1,290	1,327	15,165	12,216
Commercial	507	585	3,694	3,202
Industrial	21	18	204	180
Cogeneration & Electric Generation	781	834	1,346	1,328
Firm Transportation -
Residential	200	171	2,275	1,411
Commercial	621	552	4,685	3,717
Industrial	2,983	3,051	9,711	9,545
Cogeneration & Electric Generation	2,392	3,400	6,166	7,465

Total Firm Throughput	8,795	9,938	43,246	39,064

Interruptible Sales	—	—	14	2
Interruptible Transportation	275	264	1,014	1,005
Off-System	2,931	1,176	6,098	6,727
Capacity Release	8,554	16,488	29,515	50,474

Total Throughput - Utility	20,555	27,866	79,887	97,272

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Utility Operating Revenues:
Firm Sales -
Residential	$22,477	$25,618	$164,399	$172,271
Commercial	7,404	7,571	38,806	36,862
Industrial	312	327	2,469	1,961
Cogeneration & Electric Generation	3,759	3,298	6,922	5,226
Firm Transportation -
Residential	2,343	1,864	14,707	9,945
Commercial	3,401	2,802	18,763	15,851
Industrial	5,765	5,239	17,083	15,847
Cogeneration & Electric Generation	1,581	2,170	5,186	5,412

Total Firm Revenues	47,042	48,889	268,335	263,375

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interruptible Sales	—	—	339	50
Interruptible Transportation	360	278	1,275	1,094
Off-System	10,728	4,051	23,983	22,934
Capacity Release	1,291	786	5,665	4,632
Other	253	247	711	779
	59,674	54,251	300,308	292,864
Less: Intercompany Sales	(372)	(252)	(1,315)	(607)
Total Utility Operating Revenues	59,302	53,999	298,993	292,257
Less:
Cost of Sales - Utility (Excluding depreciation)	24,345	20,801	127,111	127,352
Conservation Recoveries*	2,374	1,259	10,446	6,101
RAC Recoveries*	2,178	1,912	6,533	5,735
EET Recoveries*	1,245	797	3,436	2,352
Revenue and Throughput Taxes	478	650	3,418	4,025
Utility Margin	$28,682	$28,580	$148,049	$146,692

Margin:
Residential	$14,513	$14,484	$95,649	$80,100
Commercial and Industrial	8,143	8,385	39,067	35,865
Cogeneration and Electric Generation	1,390	1,620	3,828	3,749
Interruptible	11	12	91	64
Off-system & Capacity Release	352	213	1,269	1,309
Other Revenues	518	409	1,283	1,181
Margin Before Weather Normalization & Decoupling	24,927	25,123	141,187	122,268
CIRT Mechanism	728	756	2,204	2,286
CIP Mechanism	2,901	2,586	4,278	21,819
EET Mechanism	126	115	380	319
Utility Margin	$28,682	$28,580	$148,049	$146,692

Degree Days:	68	26	3,020	2,323

*Represents expenses for which there is a corresponding credit in operating revenues.  Therefore, such recoveries have no impact on our financial results.

Throughput - Utility - Total gas throughput decreased 7.3 MMdts, or 26.2%, for the three months ended September 30, 2013, compared with the same period in 2012.  This decrease was realized primarily in Capacity Release activity which decreased 7.9 MMdts during the three months ended September 30, 2013, as compared with the same period in 2012. In 2013, SJG entered into a new asset management agreement (AMA) with a third party that allocated a significant amount of capacity for a fixed fee. Volumes released under AMA's are not included in the throughput table above. This transfer of capacity rights left less available for SJG's normal release activity. In addition, SJG was releasing capacity in smaller segments ("segmenting") in 2012 based on the demand in the market at that time. While segmenting has little impact on total revenue generated from such activity, it does increase the throughput significantly. Firm throughput decreased 1.1 MMdts, or 11.5%, during the three months ended September 30, 2013, compared to the same period in 2012.  This primarily occurred in the electric generation market where throughput decreased 1.1 MMdts, or 25.1%. The third quarter of 2012 was one of the warmest on record in the region, which drove the demand for greater natural gas consumption by the region's electric producers. These decreases were partially offset by higher Off-System Sales (OSS) which increased by 1.8 MMdts as more profitable market opportunities presented themselves in the third quarter versus the same period last year.

Total gas throughput decreased 17.4 MMdts, or 17.9%, for the nine months ended September 30, 2013, compared with the same period in 2012. This decrease was realized primarily in the Capacity Release market which decreased 21.0 MMdts during the nine months ended September 30, 2013, as compared with the same period in 2012. Contributing to the decrease in Capacity Release throughput was the new AMA and less segmenting of capacity release in 2013, discussed above as part of the three month results. Due to colder weather experienced in the region during the first quarter of 2013, SJG also experienced an increased demand by its firm customers, thereby creating fewer opportunities for Capacity Release during the winter months. Firm throughput increased 4.2 MMdts, or 10.7%, during the nine months ended September 30, 2013, compared to the same period in 2012. This is most apparent in the heat sensitive residential and commercial markets whose throughput increased as a result of weather that was 29.7% colder for the nine months ended September 30, 2013, as compared with the same period last year. Also contributing to higher firm throughput was the addition of 4,805 customers over the last twelve months, representing 1.4% customer growth.

Conservation Incentive Program (CIP) - Utility - The effects of the CIP on SJG’s net income for the three and nine months ended September 30, 2013 and 2012 and the associated weather comparisons were as follows ($’s in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Income Benefit:
CIP – Weather Related	$—	$—	$(0.7)	$7.6
CIP – Usage Related	1.7	1.5	3.2	5.3
Total Net Income Benefit	$1.7	$1.5	$2.5	$12.9

Weather Compared to 20-Year Average	n/a	n/a	1.8% colder	23.4% warmer
Weather Compared to Prior Year	n/a	n/a	29.7% colder	19.7% warmer

Operating Revenues  - Utility - Revenues increased $5.3 million, or 9.8%, during the three months ended September 30, 2013, compared with the same period in the prior year after eliminating intercompany transactions. Higher OSS volume, coupled with higher per unit sales prices, resulted in a $6.7 million increase in OSS revenues during the three months ended September 30, 2013, compared with the same period last year. As reflected in the Margin table above, the impact of changes in OSS and capacity release activity do not have a material impact on the earnings of SJG, as SJG is required to share 85% of the profits of such activity with its ratepayers. Total firm revenue decreased $1.8 million, or 3.8%, during the third quarter of 2013 versus the same period in 2012. As stated under "Throughput-Utility," weather that was not as warm as last year led to decreased firm sales volume from the electric generation market and lower firm revenue. Lower gas costs being passed through to residential and small commercial customers also led to lower firm revenue, as SJG reduced its BGSS rate by 18% in October 2012. While changes in gas costs and BGSS recoveries/refunds may fluctuate from period to period, SJG does not profit from the sale of the commodity.  Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on SJG profitability, as further discussed below under the caption “Margin-Utility.”

Revenues increased $6.7 million, or 2.3%, during the nine months ended September 30, 2013, compared with the same period in the prior year after eliminating intercompany transactions. Total firm revenue increased $5.0 million, or 1.9%, during the nine months ended September 30, 2013 versus the same period in 2012. As stated under "Throughput-Utility," colder weather increased firm sales volume significantly compared with prior year; however, associated firm revenue did not increase proportionately. This is the result of lower gas costs being passed through to those customers, as SJG reduced its BGSS rate by 18% in October 2012. In addition, SJG gave a refund of $9.4 million to its periodic BGSS customers in January 2013, which further reduced revenue. As previously stated, SJG does not profit from the sale of the commodity. Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on SJG profitability, as further discussed below under the caption "Margin-Utility." Higher OSS and capacity release unit prices resulted in a $2.1 million increase in revenues during the nine months ended September 30, 2013, compared with the same period last year. As previously stated, the impact of changes in OSS and capacity release activity do not have a material impact on the earnings of SJG, as SJG is required to share 85% of the profits of such activity with its ratepayers.

While changes in gas costs and BGSS recoveries/refunds may fluctuate from period to period, SJG does not profit from the sale of the commodity.  Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on Company profitability, as further discussed below under the caption “Margin-Utility.”

Operating Revenues — Nonutility -  Combined revenues for SJI’s nonutility businesses, net of intercompany transactions, increased $11.5 million, or 19.9%, and decreased $8.4 million, or 3.9%, for the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012.

SJE’s revenues from retail gas operations, net of intercompany transactions, increased $1.0 million, or 5.3%, and $27.8 million, or 55.2%, for the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012. Excluding the change in unrealized gains and losses recorded on forward financial contracts of $0.1 million and $(0.7) million, revenues increased $0.9 million and $28.5 million for the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012. The increase in revenues was mainly due to a 27.5% and 41.8% increase in the average monthly New York Mercantile Exchange (NYMEX) settle price for the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012. Also contributing to the increase in revenues for the nine months ended September 30, 2013 was a 34.9% increase in sales volumes compared with the same period in 2012, which was due to the impact of acquiring a retail gas marketing book in the third quarter of 2012. As of September 30, 2013 and 2012, SJE was serving 3,063 and 1,751 retail gas customers, respectively. Sales volumes totaled 4,860,126 and 5,168,779 dekatherms for the three months ended September 30, 2013 and 2012, respectively, and 18,257,677 and 13,533,844 dekatherms for the nine months ended September 30, 2013 and 2012, respectively.

Market conditions continue to make it difficult to be competitive in the small commercial market. We continue to focus our marketing efforts on the pursuit of non-heat-sensitive commercial customers in an effort to mitigate price volatility and weather risk.

SJE’s revenues from retail electric operations, net of intercompany transactions, increased $7.3 million, or 26.9%, and decreased $18.6 million, or 16.5%, for the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $0.2 million and $9.5 million, revenues increased $7.5 million and decreased $9.1 million for the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012.

A summary of SJE’s revenues from retail electricity is as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
SJE Retail Electric Revenue	$34.4	$27.1	$7.3	$94.2	$112.8	$(18.6)
Add: Unrealized Losses (Subtract: Unrealized Gains)	0.2	—	0.2	1.0	(8.5)	9.5
SJE Retail Electric Revenue, Excluding Unrealized Losses (Gains)	$34.6	$27.1	$7.5	$95.2	$104.3	$(9.1)

The increase in SJE's revenues from retail electric operations as defined above for the three months ended September 30, 2013 compared with the same period in 2012 was mainly due to an increase in the average monthly sales price, which was driven by higher costs that are passed through to the customer, along with a 3.2% increase in sales volumes. The decrease in revenues for the nine months ended September 30, 2013 compared with the same period in 2012 was mainly due to an 18.7% decrease in volumes which was due to a significant school board contract that expired in the second quarter of 2012, along with a 2.7% decrease in the average monthly sales price, which was driven by a lower average Locational Marginal Price (LMP) per megawatt hour. SJE uses forward financial contracts to mitigate commodity price risk on fixed price electric contracts. In accordance with GAAP, the forward financial contracts are recorded at fair value, with changes in fair value recorded in earnings in the period of change. The related customer contracts are not considered derivatives and, therefore, are not recorded in earnings until the electricity is delivered. As a result, earnings are subject to volatility as the market price of the forward financial contracts change, even when the underlying hedged value of the customer contract is unchanged. Over time, gains or losses on the sale of the fixed price electric under contract will be offset by losses or gains on the forward financial contracts, resulting in the realization of the profit margin expected when the transactions were initiated. SJE serves both fixed and market-priced customers.

SJRG’s revenues from wholesale energy operations, net of intercompany transactions, increased $1.7 million and decreased $20.3 million for the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $(3.2) million and $20.7 million, and adjusting for the change in realized gains and losses on all hedges attributed to inventory injection transactions of $0.2 million and $0.1 million to align them with the related cost of inventory in the period of withdrawal, SJRG’s revenues decreased $1.3 million and increased $0.5 million for the three and nine months ended September 30, 2013 compared with the same periods in 2012.

A summary of SJRG’s revenue for the three and nine months ended September 30 is as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
SJRG Revenue	$0.1	$(1.6)	$1.7	$(4.9)	$15.4	$(20.3)
Add: Unrealized Losses (Subtract: Unrealized Gains)	0.6	3.8	(3.2)	22.9	2.2	20.7
Add: Realized Losses (Subtract: Realized Gains) on Inventory Injection Hedges	—	(0.2)	0.2	—	(0.1)	0.1
SJRG Revenue, Excluding Unrealized Losses (Gains) and Realized Losses (Gains) on Inventory Injection Hedges	$0.7	$2.0	$(1.3)	$18.0	$17.5	$0.5

The decrease in SJRG's revenues as defined above for the three months ended September 30, 2013 compared with the same period in 2012 was due mainly to compressed margins on energy trading activities. The change in revenues for the nine months ended September 30, 2013 compared with the same period in 2012 was not significant. As discussed in Note 1 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2012, revenues and expenses related to the energy trading activities of SJRG are presented on a net basis in Operating Revenues – Nonutility.

Revenues from on-site energy production at Marina, net of intercompany transactions, did not change significantly for the three months ended September 30, 2013 compared with the same period in 2012. Revenues from on-site energy production at Marina, net of intercompany transactions, increased $1.8 million, or 6.2%, for the nine months ended September 30, 2013 compared with the same period in 2012 primarily due to higher hot water production and electricity sales at the thermal facility due to colder temperatures during the first quarter of 2013 as compared to the prior year. Revenues also increased as a result of several new renewable energy projects that began operations over the past twelve months.

Revenues from appliance service operations at SJESP, net of intercompany transactions, did not change significantly for the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012.

Margin – Utility — SJG’s margin is defined as natural gas revenues less natural gas costs, regulatory rider expenses and related volumetric and revenue based energy taxes. SJG believes that margin provides a more meaningful basis for evaluating utility operations than revenues since natural gas costs, regulatory rider expenses and related energy taxes are passed through to customers and, therefore, have no effect on margin. Natural gas costs are charged to operating expenses on the basis of therm sales at the prices approved by the New Jersey Board of Public Utilities (BPU) through SJG’s BGSS clause.

Total utility margin did not change significantly in the three months ended September 30, 2013 as compared with the same period in 2012.

Total utility margin increased $1.4 million, or 0.9%, for the nine months ended September 30, 2013, compared with the same period in 2012, primarily due to customer additions.  SJG added 4,805 customers over the 12-month period ended September 30, 2013, representing growth of 1.4% over the prior year and a corresponding increase in margin.

As reflected in the margin table and the CIP table above, the CIP protected $4.3 million, or $2.5 million after taxes, in the first nine months of 2013 that would have been lost due to lower customer usage, compared with $21.8 million, or $12.9 million after taxes, during the same period last year.

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

For the three and nine months ended September 30, 2013, combined gross margins for the nonutility businesses, net of intercompany transactions, decreased $3.5 million and $41.0 million to $4.7 million and $5.9 million, respectively, compared with the same periods in 2012. These changes were primarily due to the following:

•
Gross margin from the wholesale energy operations of SJRG decreased $4.5 million and $36.3 million for the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $(3.2) million and $20.7 million and adjusting for the change in realized gains and losses on all hedges attributed to inventory injection transactions of $0.2 million and $0.1 million to align them with the related cost of inventory in the period of withdrawal as discussed above, gross margin for SJRG decreased $7.5 million and $15.5 million for the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012. The decrease in gross margin was mainly due to lower storage and daily trading margins in 2013 as compared to the prior year.

Overall, SJRG's contribution to margin from storage and transportation agreements has decreased due to market conditions. However, SJRG expects to continue to add incremental margin from marketing and related opportunities in the Marcellus region, capitalizing on its established presence in the area. Future margins could fluctuate significantly due to the volatile nature of wholesale gas prices. As of September 30, 2013, SJRG had 9.6 Bcf of storage and 571,649 dts/day of transportation under contract.

•
Gross margin from on-site energy production at Marina, net of intercompany transactions, increased $1.8 million and $4.4 million for the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012. Gross margin as a percentage of Operating Revenues increased 14.3 and 11.2 percentage points for the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012. This was due mainly to the impact of several new, higher margin renewable energy projects added over the last twelve months.

•
Gross margin from SJE’s retail gas and other operations decreased $0.2 million and increased $1.0 million for the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012. Excluding the change in unrealized gains and losses recorded on forward financial contracts of $0.1 million and $(0.7) million, gross margins decreased $0.3 million and increased $1.7 million for the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012. The three month comparative period decrease was not significant. The nine month comparative period increase was due to the impact of acquiring a retail gas marketing book in the third quarter of 2012 that contained higher-margin customers. Excluding the impact of the unrealized gains/losses discussed above, gross margin as a percentage of Operating Revenues did not change significantly for the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012.

•
Gross margin from SJE’s retail electric operations decreased $0.8 million and $10.7 million for the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts of $0.2 million and $9.5 million as discussed above, gross margin decreased $0.6 million and $1.2 million for the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012.  Excluding the impact of the unrealized gains/losses discussed above, gross margin as a percentage of Operating Revenues did not change significantly for the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012. The nine month comparative period decrease is due to a significant school board contract that expired in the second quarter of 2012 (See Operating Revenues - Nonutility).

•
Gross margin from appliance service operations at SJESP increased $0.1 million and $0.6 million for the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012. Gross margin as a percentage of Operating Revenues increased 6.7 and 8.6 percentage points for the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012. This is due to the significant decline in personnel costs that resulted from an initiative to right-size the workforce.

Operating Expenses — A summary of net changes in operations expense for the three and nine months ended September 30, follows (in thousands):

	Three Months Ended September 30, 2013 vs. 2012	Nine Months Ended September 30, 2013 vs. 2012
Gas Utility Operations	$1,077	$5,455
Nonutility:
Wholesale Energy Operations	18	447
Retail Gas and Other Operations	(561)	203
Retail Electric Operations	622	668
On-Site Energy Production	596	2,173
Appliance Service Operations	(539)	(1,060)
Total Nonutility	136	2,431
Intercompany Eliminations and Other	186	(39)
Total Operations Expense	$1,399	$7,847

Operations - Gas Utility operations expense increased $1.1 million and $5.5 million for the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012.  These increases are due to increased spending under the New Jersey Clean Energy Program and Energy Efficiency Programs. Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting increase in revenues during the period.

Nonutility operations expense increased $0.1 million and $2.4 million for the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012, primarily due to additional personnel, governance and compliance costs incurred to support continued growth.

Maintenance - Changes in maintenance expense for the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012, were not significant.

Depreciation - Depreciation increased $2.2 million and $5.9 million during the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012 due mainly to the increased investment in property, plant and equipment by SJG and Marina.

Energy and Other Taxes - Changes in energy and other taxes for the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012, were not significant.

Other Income and Expense - Other income and expense decreased $2.2 million and $1.2 million during the three and nine months ended September 30, 2013 compared with the same periods in 2012 primarily due to a decrease in interest income on notes receivable from affiliates. The nine month comparative period decrease was partially offset by an impairment charge taken during the first quarter of 2012 at SJEX that did not recur in 2013. The impairment charge was related to lower than forecasted natural gas reserves at our shallow well investment in the Marcellus region.

Interest Charges – Interest charges decreased $1.6 million and $4.1 million for the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012 primarily due to higher capitalization of interest costs on construction during 2013 as a result of the approval of SJG's AIRP program. Also contributing to the decrease is the impact from less short-term borrowings as cash proceeds were received from LVE and Energenic as discussed in Note 3 to the condensed consolidated financial statements as well as the impact of retiring $35.0 million of SJG's higher priced long-term debt during 2012. The nine month comparative period decrease is partially offset by the issuance of $115.0 million aggregate principal amount of SJI Senior Notes at the end of the second quarter 2012 and the issuance of $85.0 million of SJG Medium Term Notes during the second half of 2012.

Income Taxes – Income tax benefit increased $3.0 million for the three months ended September 30, 2013 compared with the same period in 2012. Income taxes changed from a $12.2 million expense for the nine months ended September 30, 2012 to a $9.4 million benefit for the nine months ended September 30, 2013. These changes were primarily due to lower income before income taxes, along with a lower effective tax rate due to the projected increase in the investment tax credits available on renewable energy facilities at Marina in 2013 as compared to 2012. Investment tax credits from renewable energy facilities at Marina of $20.1 million and $17.3 million were recognized for the nine months ended September 30, 2013 and 2012, respectively.

Equity in Earnings of Affiliated Companies – Equity in earnings of affiliated companies decreased $0.6 million and $1.3 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012 primarily due to less production from landfill gas fired electric production facilities compared to the prior year.

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

Cash Flows from Operating Activities — Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $123.4 million and $62.3 million in the first nine months of 2013 and 2012, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries.  Operating activities in the first nine months of 2013 produced more net cash than the same period in 2012, primarily due to higher collections under utility regulatory clauses during the first nine months of 2013 that were under-recovered in 2012 as a result of warmer than normal weather. The Company also made a smaller pension contribution in the first nine months of 2013 as compared to the same period in 2012 as discussed in Note 9 to the condensed consolidated financial statements. The Company strives to keep its pension plans fully funded. When factors such as lesser than expected asset performance and/or declining discount rates negatively impact the funding status of the plans, the Company increases its contributions to supplant that funding shortfall. While discount rates continued to decline, greater than expected asset performance during 2012 added significantly to improving the Company's funding status, which resulted in a decrease in the pension contribution during 2013.

Cash Flows from Investing Activities — SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. Net cash outflows for capital expenditures, which are primarily construction projects, for the first nine months of 2013 and 2012 amounted to $192.5 million and $147.8 million, respectively. We estimate the net cash outflows for construction projects for fiscal years 2013, 2014 and 2015 at SJI to be approximately $364.6 million, $346.4 million and $273.2 million, respectively. The high level of capital expenditures is due to a combination of the accelerated infrastructure investment programs, a major pipeline project to support an electric generation facility, and a new customer information system, all at SJG.  For capital expenditures, including those under SJG’s CIRT and AIRP, the Company expects to use short-term borrowings under lines of credit from commercial banks and the commercial paper program to finance capital expenditures as incurred. From time to time, the Company may refinance the short-term debt incurred to support capital expenditures with long-term debt. Also contributing to the high level of capital expenditures are anticipated solar projects at Marina.

In support of its risk management activities, the Company is required to maintain margin accounts with selected counterparties as collateral for its forward contracts, swap agreements, options contracts and futures contracts. These margin accounts are included in Restricted Investments or Margin Account Liability, depending upon the value of the related contracts (the change in the Margin Account Liability is reflected in cash flows from Operating Activities) on the condensed consolidated balance sheets. The required amount of restricted investments changes on a daily basis due to fluctuations in the market value of the related outstanding contracts and is difficult to predict. Margin posted by the Company increased by $5.8 million in the first nine months of 2013, compared with a decrease of $9.5 million in the same period of 2012.

During the nine months ended September 30, 2013 and 2012, the Company made investments in, and provided net advances to unconsolidated affiliates of $12.9 million and $91.1 million, respectively. These amounts do not include the cash proceeds from LVE and the repayment of the advances to Energenic as discussed below. The purpose of these investments and advances was to cover certain project related costs of affiliates.

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

Credit facilities and available liquidity as of September 30, 2013 were as follows (in thousands):

Company	Total Facility	Usage	Available Liquidity	Expiration Date
SJG:
Commercial Paper Program/Revolving Credit Facility	$200,000	$110,000	$90,000	May 2018
Uncommitted Bank Lines	10,000	—	10,000	August 2014

Total SJG	$210,000	$110,000	$100,000

SJI:

Revolving Credit Facility	$400,000	$245,300	$154,700	February 2018 (A)
Term Line of Credit	50,000	50,000	—	November 2015 (B)

Total SJI	450,000	295,300	154,700

Total	$660,000	$405,300	$254,700

(A) Includes letters of credit outstanding in the amount of $27.8 million.
(B) See Note 16 - Subsequent Events to the condensed consolidated financial statements.

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary the SJI facilities can also be used to support SJG’s liquidity needs. All committed facilities contain one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreements), measured on a quarterly basis. SJI and SJG were in compliance with these covenants as of September 30, 2013. Borrowings under these credit facilities are at market rates. The weighted average borrowing cost, which changes daily, was 0.98% and 0.97% at September 30, 2013 and 2012, respectively.  In September, 2013, SJG extended its $200.0 million syndicated credit facility to February 2018. Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business’ future liquidity needs.

SJG renewed its $10.0 million line of credit during the third quarter of 2013.

In October 2013, SJI entered into an unsecured $50.0 million term loan, which matures in October 2015. This agreement replaces existing facilities that were set to expire in November 2013 (see Note 16 to the condensed consolidated financial statements).

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

SJI supplements its operating cash flow, commercial paper program and credit lines with both debt and equity capital. Over the years, SJG has used long-term debt, primarily in the form of First Mortgage Bonds and Medium Term Notes (MTN's), secured by the same pool of utility assets, to finance its long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment.

During the third quarter of 2013, SJG redeemed at par $10.5 million of 4.46% MTN's issued in July 2003 and $14.5 million of 5.027% MTN's issued in September 2003.

In October 2013, SJG filed a petition with the BPU to issue up to $200.0 million of long-term debt securities in various forms including MTN's and unsecured debt, with maturities of more than 12 months, over the next three years. This petition is currently pending.

In September 2013, SJG agreed in principle to issue $80.0 million of MTN's under a private placement. SJG expects to issue $50.0 million of 4.01% MTN's in November 2013 that will be due November 2030 and $30.0 million of 4.23% MTN's in January 2014 that will be due January 2030.

SJI raises equity capital through its Dividend Reinvestment Plan (DRP). Participants in SJI's DRP receive newly-issued shares. Prior to April 2013, shares of common stock offered by the DRP were issued at a 2% discount directly by SJI from its authorized but unissued shares of common stock. In April 2013, SJI discontinued the 2% discount on shares issued through the DRP in an effort to manage the amount of equity raised through the plan; however the discount was reinstated during the third quarter of 2013. SJI raised $13.9 million and $41.5 million of equity capital through the DRP during the nine months ended September 30, 2013 and 2012, respectively.

SJI’s capital structure was as follows:

	As of September 30, 2013	As of December 31, 2012
Equity	43.6%	43.3%
Long-Term Debt	34.6%	36.8
Short-Term Debt	21.8%	19.9
Total	100.0%	100.0%

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

COMMITMENTS AND CONTINGENCIES:

SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, and for environmental remediation costs. Cash outflows for capital expenditures for the first nine months of 2013 and 2012 amounted to $192.5 million and $147.8 million, respectively. Management estimates the net cash outflows for construction projects for 2013, 2014 and 2015 at SJI to be approximately $364.6 million, $346.4 million and $273.2 million, respectively. The high level of capital expenditures is due to a combination of the accelerated infrastructure investment programs, a major pipeline project to support an electric generation facility, and a new customer information system, all at SJG. Also contributing to the high level of capital expenditures are anticipated solar projects at Marina. Costs for remediation projects, net of insurance reimbursements, for the first nine months of 2013 and 2012 amounted to net cash inflows of $0.3 million and net cash outflows of $0.9 million, respectively. Total net cash outflows for remediation projects are expected to be $11.0 million, $25.7 million and $25.9 million for 2013, 2014 and 2015, respectively.  As discussed in Notes 10 and 15 to the Consolidated Financial Statements in Item 8 of SJI’s 10-K as of December 31, 2012, certain environmental costs are subject to recovery from insurance carriers and ratepayers.

As of September 30, 2013, SJI provided $27.8 million of standby letters of credit through SJI’s revolving credit facility to enable SJE to market retail electricity and for various construction and operating activities. The Company also provided $87.6 million of additional letters of credit under separate facilities outside of the revolving credit facility to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system and to finance Marina's initial thermal plant project.

Contractual Obligations - There were no significant changes to the Company’s contractual obligations described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2012, except for construction obligations which increased approximately $28.3 million in total since December 31, 2012 due to additional agreements on solar projects at Marina, and commodity supply purchase obligations which decreased approximately $20.3 million in total since December 31, 2012 due to payments made during the first nine months of 2013 on commitments at SJE and SJRG.

Off-Balance Sheet Arrangements – An off-balance sheet arrangement is any contractual arrangement involving an unconsolidated entity under which the company has either made guarantees, or has certain other interests or obligations.

The Company has recorded a liability of $0.3 million which is included in Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the condensed consolidated balance sheets as of September 30, 2013 for the fair value of the following guarantees:

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

During the nine months ended September 30, 2013 the Company received $57.6 million of repayments of advances from LVE. As of September 30, 2013, the Company had remaining unsecured Notes Receivable - Affiliate of approximately $8.1 million due from LVE on the condensed consolidated balance sheets related to this project. During 2013, SJI provided support to LVE of approximately $2.7 million to cover interest and other project related costs.

As a result of the sale of substantially all of the assets, management has evaluated the investment in LVE and concluded that the fair value of this investment continues to be in excess of the carrying value as of September 30, 2013

SJI and its joint venture partner have guaranteed the repayment of interest rate derivative contracts held by LVE which mature in November 2013. As of September 30, 2013 the amount required to satisfy these contracts is approximately $1.0 million. LVE is expected to have sufficient resources to satisfy these interest rate derivative contracts upon the liquidation of its remaining assets. SJI and its partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on this guarantee.

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

•
In May 2012, UMM Energy Partners, LLC (UMM), a wholly-owned subsidiary of Energenic, of which Marina has a 50% equity interest, entered into a 30 year contract with a public university to build, own and operate a combined heating, cooling and power system for its main campus in New Jersey. The system commenced commercial operations in September 2013. SJI has guaranteed certain obligations of UMM under the operating and lease agreements between UMM and the university, for the terms of the agreements, commencing with the first year of operations. SJI has guaranteed up to $2.2 million for the first year. This amount is adjusted each year based upon the Consumer Price Index. SJI and its partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees.

•
As of September 30, 2013, SJI had issued $5.3 million of guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable our subsidiary to market retail natural gas.

Pending Litigation — The Company is subject to claims arising in the ordinary course of business and other legal proceedings. The Company has been named in, among other actions, certain product liability claims related to our former sand mining subsidiary. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $2.9 million and $3.1 million related to all claims in the aggregate as of September 30, 2013 and December 31, 2012, respectively. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Market Risks — Certain SJI subsidiaries are involved in buying, selling, transporting and storing natural gas and buying and selling retail electricity for their own accounts as well as managing these activities for other third parties. These subsidiaries are subject to market risk due to price fluctuations. To hedge against this risk, we enter into a variety of physical and financial transactions including forward contracts, swaps, futures and options agreements. To manage these transactions, SJI has a well-defined risk management policy approved by our Board of Directors that includes volumetric and monetary limits. Management reviews reports detailing activity daily. Generally, the derivative activities described above are entered into for risk management purposes.

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

SJI has entered into certain contracts to buy, sell, and transport natural gas and to buy and sell retail electricity. SJI recorded a net unrealized pre-tax loss of $0.1 million and $3.6 million in earnings during the three months ended September 30, 2013 and 2012, respectively, and a net unrealized pre-tax (loss) gain of $(23.2) and $6.7 during the nine months ended September 30, 2013 and 2012, respectively, which are included with realized gains and losses in Operating Revenues — Nonutility.

The fair value and maturity of these energy-related contracts determined under the mark-to-market method as of September 30, 2013 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 -3 Years	Maturity Beyond 3 Years	Total
Prices actively quoted	$4,673	$974	$9	$5,656
Prices provided by other external sources	9,748	5,290	213	15,251
Prices based on internal models or other valuable methods	14,386	4,865	386	19,637

Total	$28,807	$11,129	$608	$40,544

Liabilities
Source of Fair Value	Maturity <1 Year	Maturity 1 -3 Years	Maturity Beyond 3Years	Total
Prices actively quoted	$3,211	$1,077	$15	$4,303
Prices provided by other external sources	11,551	6,513	117	18,181
Prices based on internal models or other valuable methods	18,492	11,919	3,055	33,466

Total	$33,254	$19,509	$3,187	$55,950

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Contracted volumes of our NYMEX contracts included in the table above are 2.3 million dekatherms (dts) with a weighted-average settlement price of $4.04 per dt.  Contracted volumes of our basis contracts included in the table above are 37.6 million dts with a weighted average settlement price of $(0.02) per dt. Contracted volumes of our discounted index related purchase and sales contracts included in the table above are 73.8 million dts with a weighted average price of $(0.05) per dt.  Contracted volumes of electric included in the table above are less than 0.1 million mwh with a weighted average settlement price of $47.28 per mwh.

A reconciliation of SJI’s estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Assets, January 1, 2013	$7,308
Contracts Settled During Nine Months Ended September 30, 2013, Net	1,245
Other Changes in Fair Value from Continuing and New Contracts, Net	(23,959)

Net Derivatives — Energy Related Liabilities September 30, 2013	$(15,406)

Interest Rate Risk — Our exposure to interest-rate risk relates primarily to short-term, variable-rate borrowings. Short-term, variable-rate debt outstanding at September 30, 2013 was $377.5 million and averaged $297.2 million during the first nine months of 2013. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $1.8 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2012 - 9 b.p. decrease; 2011 - 33 b.p. increase; 2010 – 13 b.p. decrease; 2009 – 29 b.p. decrease; and 2008 – 397 b.p. decrease.  At September 30, 2013, our average interest rate on variable-rate debt was 0.98%.

We issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of September 30, 2013, the interest costs on all but $27.1 million of our long-term debt was either at a fixed-rate or hedged via an interest rate derivative. Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates.

As of September 30, 2013, SJI’s active interest rate swaps were as follows:

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

Credit Risk - As of September 30, 2013, approximately $13.5 million, or 33.3%, of the current and noncurrent Derivatives – Energy Related Assets are with two counterparties. One of these counterparties has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assignable to SJI in the event of a default by the counterparty.

As of September 30, 2013, SJRG had $105.8 million of Accounts Receivable under sales contracts. Of that total, 83.7% were with regulated utilities or companies rated investment-grade or guaranteed by an investment-grade-rated parent or were with companies where we have a collateral arrangement or insurance coverage. The remainder of the Accounts Receivable were within approved credit limits.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company are effective.

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Issuer Purchases of Equity Securities - There were no purchases by SJI of its own common stock during the nine months ended September 30, 2013.

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

101
The following financial statements from South Jersey Industries’ Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2013, filed with the Securities and Exchange Commission on November 12, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Balance Sheets and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

SOUTH JERSEY INDUSTRIES, INC.
(Registrant)

Dated:	November 12, 2013	By:	/s/ Edward J. Graham
Edward J. Graham
Chairman, President & Chief Executive Officer

Dated:	November 12, 2013	By:	/s/ David A. Kindlick
David A. Kindlick
Senior Vice President & Chief Financial Officer