Form 10-K
period 2013-12-31
SOUTH JERSEY INDUSTRIES INC
filed 2014-02-28
CIK 91928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2013 was $1,827,264,253. As of February 15, 2014, there were 32,741,344 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference:
In Part III of Form 10-K:  Portions of the registrant's definitive proxy statement filed for the registrant's 2014 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

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

SJI currently provides a variety of energy-related products and services, primarily through the following subsidiaries:

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

•
South Jersey Energy Service Plus, LLC (SJESP) services residential and small commercial HVAC systems, installs small commercial HVAC systems, provides plumbing services and services appliances under warranty via a subcontractor arrangement.

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

Sources and Availability of Raw Materials

South Jersey Gas Company

Transportation and Storage Agreements

SJG has direct connections to the interstate pipeline systems of both Transcontinental Gas Pipe Line Company, LLC (Transco) and Columbia Gas Transmission, LLC (Columbia). During 2013, SJG purchased and had delivered approximately 41.0 million decatherms (MMdts) of natural gas for distribution to both on-system and off-system customers and for injections into storage. Of this total, 23.8 MMdts were transported on the Transco pipeline system while 17.2 MMdts were transported on the Columbia pipeline system. Moreover, during 2013 third-party suppliers delivered 32.6 MMdts to SJG's system on behalf of end use customers behind our city gate stations. SJG also secures other long-term services from one additional pipeline upstream of the Transco and Columbia systems. This upstream pipeline is owned by Dominion Transmission, Inc. (Dominion). Services provided by Dominion are utilized to deliver gas into either the Transco or Columbia systems for ultimate delivery to SJG. Services provided by all of the above-mentioned pipelines are subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC).  Unless otherwise indicated, our intentions are to renew or extend these service agreements before they expire.

South Jersey Industries, Inc.
Part I

Transco:

Transco is SJG's largest supplier of long-term gas transmission services which includes both year-round and seasonal firm transportation (FT) service arrangements. When combined, these FT services enable SJG to purchase gas from third parties and have delivered to its city gate stations by Transco a total of 297,958 dts per day (dts/d). Of this total, 133,917 dts/d is long-haul FT (where gas can be transported from the production areas of the Southwest to the market areas of the Northeast) while 164,041 dts/d is market area FT. The terms of SJG's year-round agreements extend for various periods through 2025. SJG's seasonal agreements are currently operating under their respective evergreen provisions.

Of the 297,958 dts/d of Transco services mentioned above, SJG has released a total of 39,800 dts/d of its long-haul FT and 49,041 dts/d of its market area FT service.  These releases were made in association with SJG's Conservation Incentive Program (CIP) discussed further under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".  In addition, SJG released 45,000 dts/d of its long-haul FT and 10,000 dts/d of market area FT as part of Asset Management Agreements (AMA). The AMA-related releases are discussed below under “Gas Supplies”.

SJG currently has six long-term gas storage service agreements with Transco that, when combined, are capable of storing approximately 5.0 MMdts. Through these agreements, SJG can inject gas into market and production area storages during periods of low demand and extract gas at a Maximum Daily Withdrawal Quantity (MDWQ) of up to 107,407 dts during periods of high demand. The longest term of these storage service agreements extends through March 31, 2023.

Dominion:

SJG subscribes to a firm storage service from Dominion, under its Rate Schedule GSS.  This storage has a MDWQ of 10,000 dts during the period between November 16 and March 31 of each winter season, with an associated total storage capacity of 423,000 dts.  Gas withdrawn from Dominion GSS storage is delivered through both the Dominion and Transco (Leidy Line) pipeline systems for delivery to SJG service territory.  The primary term of this agreement extends through March 31, 2015. SJG has released this service under an AMA as discussed below under "Gas Supplies."

Columbia:

SJG subscribes to three firm transportation agreements with Columbia which provides for 54,022 dts/d of firm deliverability with 45,022 dts/d of this deliverability extending through October 31, 2019. The remaining 9,000 dts per day had a primary term of one year which extended from November 1, 2011 through October 31, 2012.  The agreement is subject to pre-granted abandonment upon its termination, with SJG having the right of first refusal to extend the agreement.  By way of an agreement dated July 19, 2013, this service was extended through October 31, 2014. SJG had previously released 14,714 dts/d of this amount to SJRG in conjunction with its CIP thereby reducing the combined availability of firm transportation on the Columbia system to 39,308 dts/d.

SJG also subscribes to a firm storage service with Columbia under its Rate Schedule FSS along with an associated firm transportation service under Rate Schedule SST, each of which extends through October 31, 2019. SJG has a total FSS MDWQ of 52,891 dts and a related 3,473,022 dts of storage capacity. SJG released to SJRG 19,029 dts of its FSS MDWQ along with 1,249,485 dts of its FSS storage capacity. Additionally, SJG released to SJRG 19,029 dts/d of its Columbia SST transportation service. Both releases made by SJG were in connection with its CIP and extend through September 30, 2014.

Gas Supplies

In 2013, SJG entered into an AMA with a gas marketer which extends through March 31, 2014. Under this agreement SJG released to the marketer its firm transportation rights equal to 30,000 dts/d of transportation capacity on Transco. The marketer manages this capacity and provides SJG with up to 30,000 dts/d of firm deliverability each day during the period November 1, 2013 through March 31, 2014. The marketer will seek to optimize the capacity released to it under this AMA and pay SJG a monthly Asset Management Fee in consideration for same.

Also during 2013, SJG entered into an AMA with a gas marketer which extends through October 31, 2014. Under this agreement SJG has released to the marketer its firm transportation rights equal to 15,000 dts/d of transportation capacity on Transco. The marketer manages this capacity and provides SJG with up to 15,000 dts/d of firm deliverability each day through October 31, 2014. The marketer will seek to optimize the capacity released to it under this AMA and pay SJG a one time Asset Management Fee in consideration for same.

South Jersey Industries, Inc.
Part I

Also in 2013, SJG entered into an AMA with a gas marketer which extends through March 31, 2014. Under this agreement SJG released its GSS storage capacity and deliverability held on the Dominion pipeline system to the marketer equal to 423,000 dts of storage capacity and 10,000 dts/d of deliverability on both the Dominion and Transco Leidy Line systems. The marketer manages this capacity and provides SJG with right to call on up to 10,000 dts/d into Transco’s Leidy Line for the period from November 1, 2013 through March 31, 2014. The marketer will seek to optimize the storage capacity released to it under this AMA and pay SJG a one time Asset Management Fee in consideration for same.

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

As part of its gas purchasing strategy, SJG uses financial contracts to hedge against forward price risk. These contracts are recoverable through SJG’s Basic Gas Supply Service Clause (BGSS), subject to BPU approval.

Supplemental Gas Supplies

SJG is utilizing an option inherent in its Transco Liquefied Natural Gas (LNG) storage service, which permits the withdrawal of gas as liquid (and/or vapor), as a supply source to replenish its LNG inventory in McKee City during the 2013-2014 winter season.

SJG operates peaking facilities which can store and vaporize LNG for injection into its distribution system. SJG's LNG facility has a storage capacity equivalent to 434,300 dts of natural gas and has an installed capacity to vaporize up to 118,250 dts of LNG per day for injection into its distribution system.

Peak-Day Supply

SJG plans for a winter season peak-day demand on the basis of an average daily temperature of 2 degrees Fahrenheit (F). Gas demand on such a design day for the 2013-2014 winter season is estimated to be 486,110 dts (excluding industrial customers). SJG projects that it has adequate supplies and interstate pipeline entitlements to meet its design requirements. SJG experienced its highest peak-day demand for calendar year 2013 of 437,189 dts on January 22nd, while experiencing an average temperature of 17.3 degrees F that day.

Natural Gas Prices

SJG's average cost of natural gas purchased and delivered in 2013, 2012 and 2011, including demand charges, was $4.81 per dt, $4.73 per dt and $6.11 per dt, respectively.

South Jersey Energy Company

Transportation and Storage Agreements - Natural Gas

Access to gas suppliers and cost of gas are significant to the operations of SJE. No material part of the business of SJE is dependent upon a single customer or a few customers. SJE purchases delivered gas only, primarily from SJRG. Consequently, SJE maintains no transportation or storage agreements.

Electric Supply

Due to the liquidity in the market, SJE primarily purchases delivered electric in the day-ahead and real time markets through regional transmission organizations.

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

SJRG holds long-term firm transportation agreements with National Fuel associated with the above-mentioned agreements. Under these agreements, National Fuel will provide SJRG with a maximum daily injection transportation quantity of 16,947 dts/d with primary receipt points from Tennessee Gas Pipeline for delivery into storage, and 25,661 dts/d of maximum daily withdrawal transportation quantity with a primary receipt point of storage and a primary delivery point of Transcontinental Gas Pipeline.

Transcontinental Gas Pipeline:

SJRG has a storage agreement with Transco for storage service at Transco's WSS facility which expires in October 2017. Under this evergreen contract, up to 24,479 dts/d may be injected and up to 46,380 dts/d may be withdrawn. Total storage capacity on the agreement is 4,406,135 dts.

SJRG holds a firm transportation agreement with Transco which expires March 31, 2043. Under this agreement, Transco will provide SJRG with 10,000 dts/d of deliveries to New York and receipts at Leidy, PA.

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

Columbia Gulf Transmission:

SJRG holds a firm transportation agreement with Columbia Gulf which expires October 31, 2019. Under this evergreen agreement, Columbia Gulf provides receipts in Louisiana with deliveries at Leach, Kentucky in the amount of 15,000 dts/d.

South Jersey Industries, Inc.
Part I

Tennessee Gas Transmission:

SJRG holds multiple firm transportation agreements with Tennessee Gas Pipeline that have various deliveries and receipts in Pennsylvania and Louisiana.  The contract volumes range from 10,000 to 65,200 per contract and expire between October 31, 2014 and October 31, 2016.

Egan Storage:

SJRG holds a storage agreement with Egan Storage for service under Tetco’s FSS rate schedule.  Under this agreement, which expires March 31, 2014, Tetco provides SJRG with storage capacity of 1,000,000 dts of which 60,000 dts/d may be withdrawn from storage and 40,000 dts/d may be injected.

Gas Supplies

              SJRG has entered into several long-term natural gas supply agreements to purchase a minimum of 545,500 dts/d and up to 810,000 dts/d, depending upon production levels, for terms ranging from three to ten years at index based prices.

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

Non-Utility Companies

Among SJI's non-utility activities, wholesale and retail gas marketing have seasonal patterns similar to SJG's. Activities such as energy services and energy project development do not follow seasonal patterns. Other activities, such as retail electric marketing and appliance service, can have seasonal earnings patterns that are different from the utility. While growth in the earnings contributions from nonutility operations has improved SJI's second and third quarter net income levels, the first and fourth quarters remain the periods where most of SJI's revenue and net income is produced.

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

South Jersey Industries, Inc.
Part I

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

Employees

SJI and its subsidiaries had a total of approximately 700 employees as of December 31, 2013. Of that total, approximately 320 employees are unionized. The Company has collective bargaining agreements with two unions that represent these employees: the International Brotherhood of Electrical Workers (IBEW) Local 1293 and the International Association of Machinists and Aerospace Workers (IAM) Local 76.  SJG employees represented by the IBEW operate under a collective bargaining agreement that runs through February 28, 2017. SJESP employees represented by the IBEW operated under a collective bargaining agreement that was set to expire February 28, 2014, however a new collective bargaining agreement was agreed to which commences on March 1, 2014 and runs through February 28, 2017. The remaining unionized employees represented by the IAM operate under a collective bargaining agreement that expires in August 2014.

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

•
Changes in the regulatory environment or unfavorable rate regulation at its utility may have an unfavorable impact on SJI's financial performance or condition.  SJI's utility business is regulated by the New Jersey Board

South Jersey Industries, Inc.
Part I

of Public Utilities which has authority over many of the activities of the utility business including, but not limited to, the rates it charges to its customers, the amount and type of securities it can issue, the nature of investments it can make, the nature and quality of services it provides, safety standards and other matters. The extent to which the actions of regulatory commissions restrict or delay SJG's ability to earn a reasonable rate of return on invested capital and/or fully recover operating costs may adversely affect its results of operations, financial condition and cash flows.

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

•
Warm weather, high commodity costs, or customer conservation initiatives could result in reduced demand for some of SJI's energy products and services. While SJI's utility currently has a conservation incentive program clause that protects its revenues and gross margin against usage per customer that is lower than a set level, the clause is currently approved as a pilot program through September 2014. Should this clause expire without replacement or extension, lower customer energy utilization levels would likely reduce SJI's net income.

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

•
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

Item 1B. Unresolved Staff Comments

 None.

Item 2. Properties

The principal property of SJI consists of SJG's gas transmission and distribution systems that include mains, service connections and meters. The transmission facilities carry the gas from the connections with Transco and Columbia to SJG's distribution systems for delivery to customers. As of December 31, 2013, there were approximately 122.7 miles of mains in the transmission systems and 6,247 miles of mains in the distribution systems.

SJG owns approximately 154 acres of land in Folsom, New Jersey which is the site of SJI's corporate headquarters. Approximately 140 acres of this property is deed restricted. SJG also has office and service buildings at six other locations in the territory. There is a liquefied natural gas storage and vaporization facility at one of these locations.

As of December 31, 2013, SJG's utility plant had a gross book value of $1.8 billion and a net book value, after accumulated depreciation, of $1.4 billion. In 2013, $161.5 million was spent on additions to utility plant and there were retirements of property having an aggregate gross book cost of $17.1 million.

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

Nonutility property and equipment with a net book value of $434.3 million consists primarily of Marina's energy projects, in particular the thermal energy plant in Atlantic City, N.J.

Energy and Minerals Inc. (EMI) owns 235 acres of land in Vineland, New Jersey.

South Jersey Fuel, Inc., an inactive subsidiary, owns land in Deptford Township and owns real estate in Upper Township, New Jersey.

R&T Castellini, Inc., an inactive subsidiary, owns land and buildings in Vineland, New Jersey.

Item 3. Legal Proceedings

The Company is subject to claims arising in the ordinary course of business and other legal proceedings. The Company has been named in, among other actions, certain product liability claims related to our former sand mining subsidiary. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $3.0 million and$3.1 million related to all claims in the aggregate as of December 31, 2013 and 2012, respectively. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

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

Name, age and position with the Company	Period Served

Edward J. Graham, Age 56
Chairman	April 2005 - Present
Chief Executive Officer	February 2004 - Present
President	January 2003 - January 2014

Michael J. Renna, Age 46
Director	January 2014 - Present
President	January 2014 - Present
Chief Operating Officer	January 2014 - Present
Senior Vice President	January 2013 - January 2014
Vice President	January 2004 - December 2012

David A. Kindlick, Age 59
Executive Vice President	November 2013 - Present
Chief Financial Officer	January 2002 - November 2013
Senior Vice President	January 2013 - November 2013
Vice President	June 1997 - December 2012

Jeffrey E. DuBois, Age 55
Senior Vice President	January 2013 - Present
Vice President	January 2004 - December 2012

Stephen H. Clark, Age 55
Chief Financial Officer	November 2013 - Present
Vice President	January 2013 - November 2013
Treasurer	January 2004 - Present

Kevin D. Patrick, Age 53
Vice President	June 2007 - Present

Gina M. Merritt-Epps, Age 46
General Counsel and Corporate Secretary	May 2009 - Present
Assistant General Counsel and Assistant Secretary	December 2007 - April 2009

Kathleen A. McEndy, Age 60
Vice President	March 2013 - Present
Principal, The McEndy Group, LLC	January 2009 - March 2013

Kenneth A. Lynch, Age 48
Chief Accounting Officer	January 2013 - Present
Assistant Vice President	July 2006 - December 2012

South Jersey Industries, Inc.
Part II

PART II

Item 5. Market for the Registrant's Common Equity,

Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock and Related Information

Quarter Ended	Market Price Per Share		Dividends	Quarter Ended	Market Price Per Share		Dividends
			Declared				Declared
2013	High	Low	Per Share	2012	High	Low	Per Share

March 31	$56.21	$50.52	$0.4430	March 31	$57.99	$49.55	$0.4025
June 30	$61.78	$54.11	$0.4430	June 30	$51.90	$46.52	$0.4025
September 30	$62.28	$55.97	$0.4430	September 30	$53.98	$50.50	$0.4025
December 31	$61.18	$54.30	$0.4720	December 31	$53.47	$45.81	$0.4425

These quotations are based on the list of composite transactions of the New York Stock Exchange. Our stock is traded on the New York Stock Exchange under the symbol SJI. We have declared and expect to continue to declare regular quarterly cash dividends. As of December 31, 2013, the latest available date, our records indicate there were 6,924 shareholders of record.

Stock Performance Graph

The performance graph below illustrates a five year comparison of cumulative total returns based on an initial investment of $100 in South Jersey Industries, Inc. common stock, as compared with the S&P 500 Stock Index and the S&P Utility Index for the period 2008 through 2013.

This performance chart assumes:

•	$100 invested on December 31, 2008 in South Jersey Industries, Inc. common stock, in the S&P 500 Stock Index and in the S&P Utility Index; and

•	All dividends are reinvested.

South Jersey Industries, Inc.
Part II

	Dec-08	Dec-09	Dec-10	Dec-11	Dec-12	Dec-13
S&P 500	$100	$126	$146	$149	$172	$228
S&P Utilities	$100	$112	$118	$142	$143	$162
SJI	$100	$99	$141	$156	$143	$164

 Information required by this item is also found in Note 6 of the consolidated financial statements included under Item 8 of this Report.

SJI has a stated goal of increasing its dividend by at least 6% to 7% annually.

In 2013, non-employee members of SJI's Board of Directors received an aggregate of 12,285 shares of restricted stock, valued at that time at $635,626, as part of their compensation for serving on the Board.

Issuer Purchases of Equity Securities - There were no purchases by SJI of its own common stock during the year ended December 31, 2013.

South Jersey Industries, Inc.
Part II

Item 6. Selected Financial Data

2013 HIGHLIGHTS
Five-Year Summary of Selected Financial Data
(In Thousands Where Applicable)

South Jersey Industries, Inc. and Subsidiaries
Year Ended December 31,

	2013		2012	2011	2010	2009

Operating Results:
Operating Revenues	$731,421		$706,280	$828,560	$925,067	$845,444

Operating Income	$69,636		$109,898	$121,607	$116,492	$111,110

Income from Continuing Operations	$82,389		$92,776	$89,859	$67,285	$58,532
Discontinued Operations - Net (1)	(796)		(1,168)	(568)	(633)	(427)

Net Income	$81,593		$91,608	$89,291	$66,652	$58,105

Total Assets	$2,924,855		$2,631,440	$2,247,510	$2,076,615	$1,782,008

Capitalization:
Equity	$827,000		$736,214	$624,114	$570,097	$544,564
Long-Term Debt	680,400		601,400	424,213	340,000	312,793

Total Capitalization	$1,507,400		$1,337,614	$1,048,327	$910,097	$857,357

Ratio of Operating Income to Fixed Charges (2)	3.0	x	5.1x	5.4x	5.3x	5.9x

Diluted Earnings Per Common Share (Based on Average Diluted Shares Outstanding):
Continuing Operations	$2.57		$3.01	$2.99	$2.25	$1.96
Discontinued Operations - Net (1)	(0.02)		(0.04)	(0.02)	(0.03)	(0.02)

Diluted Earnings Per Common Share	$2.55		$2.97	$2.97	$2.22	$1.94

Return on Average Equity (3)	10.5%		13.6%	15.0%	12.1%	11.0%

Share Data:
Number of Shareholders of Record	6.9		7.1	7.1	7.1	7.3
Average Common Shares	31,989		30,744	30,000	29,861	29,785
Common Shares Outstanding at Year End	32,715		31,653	30,212	29,873	29,796
Dividend Reinvestment Plan:
Number of Shareholders	5.2		4.8	4.4	4.9	5.1
Number of Participating Shares	2,059		2,462	2,193	2,682	2,072
Book Value at Year End	$25.28		$23.26	$20.66	$19.08	$18.28
Dividends Declared per Common Share	$1.80		$1.65	$1.50	$1.36	$1.22
Market Price at Year End	$55.96		$50.33	$56.81	$52.82	$38.18

South Jersey Industries, Inc.
Part II

Dividend Payout:
From Continuing Operations	69.9%		54.7%	50.1%	60.1%	62.2%
From Total Net Income	70.6%		55.4%	50.4%	60.7%	62.7%
Market-to-Book Ratio	2.2	x	2.2x	2.7x	2.8x	2.1x
Price Earnings Ratio (3)	21.8	x	16.7x	19.0x	23.4x	19.5x

Consolidated Economic Earnings (4)
Income from Continuing Operations	$82,389		$92,776	$89,859	$67,285	$58,532
Minus/Plus:
Unrealized Mark-to-Market Losses/(Gains) on Derivatives and Realized (Gains)/Losses on Inventory Injection Hedges	14,054		(865)	(2,876)	13,698	12,723
Net (Gain)/Loss from Affiliated Companies, Not Part of Ongoing Operations (5)	751		—	—	—	—
Unrealized Loss on Property, Plant and Equipment	—		1,402	—	—	—
Other (6)	(100)		—	—	—	—
Economic Earnings	$97,094		$93,313	$86,983	$80,983	$71,255

Earnings per Share from Continuing Operations	$2.57		$3.01	$2.99	$2.25	$1.96
Minus/Plus:
Unrealized Mark-to-Market Losses/(Gains) on Derivatives and Realized (Gains)/Losses on Inventory Injection Hedges	0.44		(0.03)	(0.10)	0.45	0.42
Net (Gain)/Loss from Affiliated Companies, Not Part of Ongoing Operations (5)	0.02		—	—	—	—
Unrealized Loss on Property, Plant and Equipment	—		0.05	—	—	—
Economic Earnings per Share	$3.03		$3.03	$2.89	$2.70	$2.38

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

(5)
Resulting from the termination of the contract at LVE Energy Partners, LLC to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada.

(6)
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

OVERVIEW - South Jersey Industries, Inc. (SJI or the Company) is an energy services holding company that provides a variety of products and services through the following wholly owned subsidiaries:

South Jersey Gas Company (SJG)

SJG, a New Jersey corporation, is an operating public utility company engaged in the purchase, transmission and sale of natural gas for residential, commercial and industrial use. SJG also sells natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system and transports natural gas purchased directly from producers or suppliers to their customers. SJG contributed approximately 76.3% of SJI's net income on a consolidated basis in 2013.

SJG's service territory covers approximately 2,500 square miles in the southern part of New Jersey. It includes 112 municipalities throughout Atlantic, Cape May, Cumberland and Salem Counties and portions of Burlington, Camden and Gloucester Counties, with an estimated permanent population of 1.2 million. SJG benefits from its proximity to Philadelphia, PA and Wilmington, DE on the western side of its service territory and Atlantic City, NJ and the popular shore communities on the eastern side. Continuing expansion of SJG's infrastructure throughout its seven-county region has fueled annual customer growth and creates opportunities for future extension into areas not yet served by natural gas. In the past, economic growth in Atlantic City and the surrounding region has been primarily driven by new and proposed gaming and non-gaming investments that emphasize destination style attractions. Combining with the gaming industry catalyst is the ongoing transition of southern New Jersey's oceanfront communities from seasonal resorts to year round economies. Building expansions in the medical, hospitality and education sectors throughout the service territory have contributed to SJG's growth. In 2013, SJG serves approximately 69% of households within its territory with natural gas. SJG also serves southern New Jersey's diversified industrial base that includes processors of petroleum and agricultural products; chemical, glass and consumer goods manufacturers; and high technology industrial parks.

As of December 31, 2013, SJG served 362,256 residential, commercial and industrial customers in southern New Jersey, compared with 357,306 customers at December 31, 2012.  No material part of SJG's business is dependent upon a single customer or a few customers. Gas sales, transportation and capacity release for 2013 amounted to 111.7 MMdts (million dekatherms), of which 60.5 MMdts were firm sales and transportation, 1.5MMdts were interruptible sales and transportation and 49.7 MMdts were off-system sales and capacity release. The breakdown of firm sales and transportation includes 42.0% residential, 20.1% commercial, 22.1% industrial, and 15.8% cogeneration and electric generation. As of December 31, 2013, SJG served 337,936 residential customers, 23,873 commercial customers and 447 industrial customers.  This includes 2013 net additions of 4,589 residential customers and 367 commercial customers.

SJG makes wholesale gas sales to gas marketers for resale and ultimate delivery to end users. These “off-system” sales are made possible through the issuance of the Federal Energy Regulatory Commission (FERC) Orders No. 547 and 636. Order No. 547 issued a blanket certificate of public convenience and necessity authorizing all parties, which are not interstate pipelines, to make FERC jurisdictional gas sales for resale at negotiated rates, while Order No. 636 allowed SJG to deliver gas at delivery points on the interstate pipeline system other than its own city gate stations and release excess pipeline capacity to third parties. During 2013, off-system sales amounted to 9.7 MMdts and capacity release amounted to 40.1 MMdts.

Supplies of natural gas available to SJG that are in excess of the quantity required by those customers who use gas as their sole source of fuel (firm customers) make possible the sale and transportation of gas on an interruptible basis to commercial and industrial customers whose equipment is capable of using natural gas or other fuels, such as fuel oil and propane. The term “interruptible” is used in the sense that deliveries of natural gas may be terminated by SJG at any time if this action is necessary to meet the needs of higher priority customers as described in SJG's tariffs. In 2013, usage by interruptible customers, excluding off-system customers, amounted to 1.5 MMdts, approximately 1.3% of the total throughput.

South Jersey Industries, Inc.
Part II

South Jersey Energy Solutions, LLC

SJI established South Jersey Energy Solutions, LLC, (SJES) as a direct subsidiary for the purpose of serving as a holding company for all of SJI's non-utility businesses. The following businesses are wholly owned subsidiaries of SJES:

South Jersey Energy Company (SJE)

SJE provides services for the acquisition and transportation of natural gas and electricity for retail end users and markets total energy management services. As of December 31, 2013, SJE marketed natural gas and electricity to approximately 6,700 commercial and industrial customers. SJE is no longer active in the residential markets. Most customers served by SJE are located within New Jersey, northwestern Pennsylvania and New England. In 2013, SJE contributed approximately 1.0% of SJI's net income on a consolidated basis.

Marina Energy LLC (Marina)

Marina develops and operates energy-related projects. Marina's largest wholly owned operating project provides cooling, heating and emergency power to the Borgata Hotel Casino & Spa in Atlantic City, NJ.  Marina also owns numerous solar generation projects, many of which came on line in 2012 and 2013. In March 2013, substantially all of the assets of Marina's joint venture, LVE Energy Partners, LLC (LVE), an entity in which Marina had a 50% equity interest, were sold, and as of December 31, 2013 LVE was dissolved (see Note 15 to the consolidated financial statements).

Marina's other projects include a 50% equity interest in Energenic-US, LLC (Energenic). Energenic develops, owns and operates on-site energy projects such as thermal facilities, combined heat and power facilities, landfill gas-fired electric production facilities and solar projects.  In 2013, Marina contributed approximately 47.7% of SJI's net income on a consolidated basis.

South Jersey Resources Group, LLC (SJRG)

SJRG markets natural gas storage, commodity and transportation assets on a wholesale basis. Customers include energy marketers, electric and gas utilities, power plants and natural gas producers. SJRG's marketing activities occur mainly in the mid-Atlantic, Appalachian and southern regions of the country.

SJRG also conducts price risk management activities by entering into a variety of physical and financial transactions including forward contracts, swap agreements, option contracts and futures contracts. In 2013, SJRG transacted 642.5 Bcf of natural gas. In 2013, SJRG incurred a loss which was approximately (27.4%) of SJI's net income on a consolidated basis.

South Jersey Energy Service Plus, LLC (SJESP)

SJESP services residential and small commercial HVAC systems, installs small commercial HVAC systems, provides plumbing services and services appliances under warranty via a subcontractor arrangement as well as on a time and materials basis. SJESP serves southern New Jersey where it is one of the largest local HVAC service company's with nearly 30 experienced, NATE certified technicians. SJESP receives a commission on all new and renewed service contracts and is paid a fee to service those warranty contracts. In 2013, SJESP contributed approximately 2.3% of SJI's net income on a consolidated basis.

South Jersey Exploration, LLC (SJEX)

SJEX owns oil, gas and mineral rights in the Marcellus Shale region of Pennsylvania. SJEX was a wholly owned subsidiary of SJRG until November 2011, when it became a wholly owned subsidiary of SJES. SJEX remains part of SJI's wholesale energy operations. In 2013, SJEX contributed approximately 1.0% of SJI's net income on a consolidated basis.

Other

SJI Services, LLC (SJIS) provides services such as information technology, human resources, corporate communications, materials purchasing and fleet management to SJI and its other subsidiaries. As of January 1, 2014, the functions of SJIS have been moved to SJI.

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

Customer Growth - Southern New Jersey, our primary area of operations, has not been immune to the issues impacting the new housing market nationally. However, net customers for SJG still grew 1.4% for 2013 as SJG increased its focus on customer conversions.   In 2013, the 5,165 consumers converting their homes and businesses from other heating fuels, such as electric, propane or oil represented over 69.0% of the total new customer acquisitions for the year.  In comparison, conversions over the past five years averaged 4,142 annually.  Customers in our service territory typically base their decisions to convert on comparisons of fuel costs, environmental considerations and efficiencies.  As such, SJG began a comprehensive partnership with the State's Office of Clean Energy to educate consumers on energy efficiency and to promote the rebates and incentives available to natural gas users.

Regulatory Environment - SJG is primarily regulated by the New Jersey Board of Public Utilities (BPU). The BPU sets the rates that SJG charges its rate-regulated customers for services provided and establishes the terms of service under which SJG operates. SJG expects the BPU to continue to set rates and establish terms of service that will enable SJG to obtain a fair and reasonable return on capital invested. The BPU approved a Conservation Incentive Program (CIP) effective October 1, 2006, discussed in greater detail under "Results of Operations", that protects SJG's net income from reductions in gas used by residential, commercial and small industrial customers. In addition, in February 2013, the BPU issued a Board Order approving the Accelerated Infrastructure Replacement Program (AIRP), a $141.2 million program to replace cast iron and unprotected bare steel mains and services over a four-year period, with annual investments of approximately $35.3 million. SJG earns a return on AIRP investments until they are included in rate base in future base rate proceedings.

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

South Jersey Industries, Inc.
Part II

Energy Project Development - Marina Energy, LLC, SJI's energy project development business, focuses on designing, building, owning and/or operating energy production facilities on, or adjacent to, customer sites. That business is currently involved with several projects that are either operating, or are under development. Based upon our experience to date, market issues that impact the reliability and price of electricity supplied by utilities, and discussions that we are having regarding additional projects, we expect to continue to expand this business. However, the price of natural gas, as well as the availability of various tax incentives and rebates, has a direct effect on the economics of these projects.  While Marina's largest project opportunities have been in the casino gaming industry, prospects for future growth exist within urban district energy systems, medical and educational campuses.

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

Labor and Benefit Costs - Labor and benefit costs have a significant impact on SJI's profitability. Benefit costs, especially those related to pension and health care, have risen in recent years. We sought to manage these costs by revising health care plans offered to existing employees, capping postretirement health care benefits, and changing health care and pension packages offered to new hires. We expect savings from these changes to gradually increase as new hires replace retiring employees. Our workforce totaled approximately 700 employees at the end of 2013, of which approximately 320 are unionized.

Balance Sheet Strength - Our goal is to maintain a strong balance sheet with an average annual equity-to-capitalization ratio of 50%. Our average equity-to-capitalization ratio was 45% as calculated for the four quarters of 2013 as compared with 44% in 2012. A strong balance sheet permits us to maintain the financial flexibility necessary to take advantage of growth opportunities and to address volatile economic and commodity markets while maintaining a low-to-moderate risk platform.

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

Derivatives - SJI recognizes assets or liabilities for contracts that qualify as derivatives that are entered into by its subsidiaries when contracts are executed. We record contracts at their fair value in accordance with FASB ASC Topic 815 - “Derivatives and Hedging.”  We record changes in the fair value of the effective portion of derivatives qualifying as cash flow hedges, net of tax, in Accumulated Other Comprehensive Loss and recognize such changes in the income statement when the hedged item affects earnings. Changes in the fair value of derivatives not designated as hedges are recorded in earnings in the current period. Currently we do not have any energy-related derivative instruments designated as cash flow hedges. Beginning in July 2012, hedge accounting was discontinued for the remaining interest rate derivatives. As a result, unrealized gains and losses on these derivatives, that were previously recorded in Accumulated Other Comprehensive Loss on the consolidated balance sheets, are being reclassified into earnings over the remaining life of the originally hedged items. These derivatives will mature in 2026.

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

The combination of slowing equity markets and lower discount rates in 2011, which were used in determining plan costs in 2012, increased the cost of providing such plans in 2012. SJI took measures to manage this increase by making a $25.0 million pension plan contribution in January 2012; as such, the resulting financial impact on the company was not significant. Discount rates continued to decline in 2012 and are the primary cost driver used in determining plan costs in 2013. However, improvements in the equity markets during 2012 and a $12.7 million pension plan contribution in January 2013, significantly offset the negative impact of declining discount rates. As such, the resulting financial impact on the Company was not significant in 2013. During 2013, discount rates increased and equity markets continued to outperform management's expectations. As a result, the Company currently expects a $4.1 million decrease in the cost of providing such benefits in 2014.

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

In January 2010, the BPU approved an extension of the CIP through September 2013, with an automatic one year extension through September 2014 if a request for an extension was filed by March 2013. A petition was filed in March 2013 to extend the Conservation Incentive Program (CIP).  The CIP may be extended for a one year period in the absence of a Board order taking any affirmative action to the contrary. Each CIP year begins October 1 and ends September 30 of the subsequent year.  On a monthly basis during the CIP year, SJG records adjustments to earnings based on weather and customer usage factors, as incurred.  Subsequent to each year, SJG makes filings with the BPU to review and approve amounts recorded under the CIP.  BPU approved cash inflows or outflows generally will not begin until the next CIP year and have no impact on earnings at that time.

NEW ACCOUNTING PRONOUNCEMENTS - See detailed discussions concerning New Accounting Pronouncements and their impact on SJI in Note 1 to the consolidated financial statements.

South Jersey Industries, Inc.
Part II

RATES AND REGULATION - As a public utility, SJG is subject to regulation by the BPU. Additionally, the Natural Gas Policy Act, which was enacted in November 1978, contains provisions for Federal regulation of certain aspects of SJG's business. SJG is affected by Federal regulation with respect to transportation and pricing policies applicable to pipeline capacity from Transcontinental Gas Pipeline Corporation (SJG's major supplier), Columbia Gas Transmission Corporation and Dominion Transmission, Inc., since such services are provided under rates and terms established under the jurisdiction of the FERC. SJG's retail sales are made under rate schedules within a tariff filed with, and subject to the jurisdiction of, the BPU. These rate schedules provide primarily for either block rates or demand/commodity rate structures. SJG's primary rate mechanisms include base rates, the Basic Gas Supply Service Clause (BGSS) Capital Investment Recovery Tracker (CIRT), Energy Efficiency Tracker (EET) and the Conservation Incentive Program (CIP).

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

In November 2013, SJG filed a base rate case with the BPU to increase their base rates to obtain a certain level of return on their capital investments. SJG expects the base rate case to be concluded during 2014.

In April 2009, the BPU approved the CIRT, an accelerated infrastructure investment program and an associated rate tracker, which allowed SJG to accelerate $103.0 million of capital spending into 2009 and 2010.  The BPU authorized Phase II of its rate case proceeding to address the recovery of investments in CIRT not rolled into rate base in its September 2010 rate case settlement. The CIRT allows SJG to earn a return of, and return on, investment as the capital is spent. In March 2011, the BPU approved an extension of the Capital Investment Recovery Tracker II (CIRT II) allowing SJG to accelerate $60.3 million of capital spending into 2011 and 2012. In May 2012, the BPU approved a modification and extension of CIRT II and CIRT III allowing SJG to accelerate an incremental $35.0 million of capital spending through December 2012. Under CIRT II and CIRT III, SJG capitalizes a return on investments until they are recovered in rate base as utility plant in service. A proceeding took place in 2013 to roll into base rates the remaining $22.5 million of CIRT I project costs that were not included in the 2010 proceeding, as well as CIRT II and III investments totaling $95.0 million that were made subsequent to the 2010 base rate case. These costs were rolled into rate base and reflected in base rates effective October 2013.

The CIP is a BPU approved pilot program that is designed to eliminate the link between SJG profits and the quantity of natural gas SJG sells, and to foster conservation efforts. With the CIP, SJG's profits are tied to the number of customers served and how efficiently SJG serves them, thus allowing SJG to focus on encouraging conservation and energy efficiency among its customers without negatively impacting net income.  The CIP tracking mechanism adjusts earnings based on weather, and also adjusts SJG's earnings when actual usage per customer experienced during an annual period varies from an established baseline usage per customer.  In January 2010, the BPU approved an extension of the CIP through September 2013, with an automatic one year extension through September 2014 if a request for an extension was filed by March 2013. A petition was filed in March 2013 to extend the CIP program.

Utility earnings are recognized during current periods based upon the application of the CIP. The cash impact of variations in customer usage will result in cash being collected from, or returned to, customers during the subsequent CIP year, which runs from October 1 to September 30.

South Jersey Industries, Inc.
Part II

The effects of the CIP on SJG's net income for the last three years and the associated weather comparisons were as follows ($'s in millions):

	2013	2012	2011
Net Income Benefit:
CIP - Weather Related	$(0.3)	$9.4	$5.6
CIP - Usage Related	3.4	5.8	2.2
Total Net Income Benefit	$3.1	$15.2	$7.8

Weather Compared to 20-Year Average	0.6% colder	17.7% warmer	10.0% warmer
Weather Compared to Prior Year	20.6% colder	8.6% warmer	7.8% warmer

As part of the CIP, SJG is required to implement additional conservation programs, including customized customer communication and outreach efforts, targeted upgrade furnace efficiency packages, financing offers, and an outreach program to speak to local and state institutional constituents. SJG is also required to reduce gas supply and storage assets and their associated fees. Note that changes in fees associated with supply and storage assets have no effect on SJG's net income as these costs are passed through directly to customers on a dollar-for-dollar basis.

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

SJRG competes in the wholesale natural gas market against a wide array of competitors on a cost competitive, term of service, and reliability basis. SJRG has been a reliable energy provider in this arena for 18 years.

Marina competes with other companies that develop and operate on-site energy production. Marina also faces competition from customers' preferences for alternative technologies for energy production, as well as those customers that address their energy needs internally.

SJE competes with utilities and other third-party marketers to sell the unregulated natural gas and electricity commodity to customers. Marketers compete largely on price, which is driven by the commodity market. While the utilities are typically indifferent as to where customers get their gas or electricity, the price they set for the commodity they sell creates competition for SJE. Based on its market share, SJE is one of the largest marketers of natural gas in southern New Jersey as of December 31, 2013. In addition, similar to SJG, SJE faces competition from other energy products.

SJESP competes primarily with smaller, local contractors in southern New Jersey that service residential and commercial HVAC systems and provide major appliance repair and plumbing services. These contractors typically only serve their local communities and do not serve the entire southern part of New Jersey.

South Jersey Industries, Inc.
Part II

CUSTOMER CHOICE LEGISLATION - All residential natural gas customers in New Jersey can choose their natural gas commodity supplier under the terms of the “Electric Discount and Energy Competition Act of 1999." This bill created the framework and necessary time schedules for the restructuring of the state's electric and natural gas utilities. The Act established unbundling, where redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. It also established time frames for instituting competitive services for customer account functions and for determining whether basic gas supply services should become competitive. Customers purchasing natural gas from a provider other than the local utility (the “marketer”) are charged for the gas costs by the marketer and charged for the transportation costs by the utility. The total number of customers in SJG's service territory purchasing natural gas from a marketer averaged 46,872, 39,398, and 37,829 during 2013, 2012 and 2011, respectively.

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

Net Income attributable to SJI for 2013 decreased $10.0 million, or 10.9%, to $81.6 million compared to 2012 primarily as a result of the following:

•
The income contribution from SJRG decreased $21.0 million to a net loss of $22.3 million due primarily to an approximately $12.1 million decrease due to lower daily trading margins as described in Gross Margin - Nonutility below, along with an approximately $8.9 million change in unrealized gains and losses on derivatives used by SJRG to mitigate natural gas commodity price risk, as discussed under Operating Revenues - Nonutility below.

•
The income contribution from SJE decreased $6.7 million to $0.7 million due primarily to the change in unrealized gains and losses on forward financial contracts used to mitigate price risk on electric as discussed under Operating Revenues – Nonutility below.

•
The income contribution from Marina increased $11.3 million to $38.9 million due primarily to the impact of the investment tax credits available on renewable energy facilities as compared to the prior year.

•	The income contribution from SJG increased $4.0 million to $62.2 million due primarily to increases in the accelerated infrastructure programs and customer growth over the prior year.

Net Income attributable to SJI for 2012 increased $2.3 million, or 2.6%, to $91.6 million compared to 2011 primarily as a result of the following:

•
The income contribution from Marina increased $6.0 million to $27.6 million due primarily to the impact of the investment tax credits available on renewable energy facilities as compared to the prior year.

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

South Jersey Industries, Inc.
Part II

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

As a result, management also uses the non-generally accepted accounting principles (“non-GAAP”) financial measures of Economic Earnings and Economic Earnings per share when evaluating the results of operations for its nonutility operations. These non-GAAP financial measures should not be considered as an alternative to GAAP measures, such as net income, operating income, earnings per share from continuing operations or any other GAAP measure of liquidity or financial performance.

We define Economic Earnings as: Income from continuing operations, (1) less the change in unrealized gains and plus the change in unrealized losses, as applicable and in each case after tax, on all derivative transactions, and (2) less realized gains and plus realized losses, as applicable and in each case after tax, on all commodity derivative transactions attributed to expected purchases of gas in storage to match the recognition of these gains and losses with the recognition of the related cost of the gas in storage in the period of withdrawal, and (3) less the impact of transactions or contractual arrangements where the true economic impact will be realized in a future period. With respect to the third part of the definition of Economic Earnings, for the twelve months ended December 31, 2013:

•
Economic Earnings excludes a $0.8 million loss (net of tax), respectively, from affiliated companies, not part of ongoing operations. This adjustment is the result of the termination of the contract at LVE Energy Partners, LLC (see Note 15 to the consolidated financial statements) and is being excluded because all of the assets of LVE have been sold and LVE is no longer considered part of the ongoing operations of the Company.

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

South Jersey Industries, Inc.
Part II

With respect to the third part of the definition of Economic Earnings, for the twelve months ended December 31, 2012:

•
Economic Earnings excludes a $1.4 million impairment charge due to a reduction in the expected cash flows to be received from a solar generating facility, net of tax, determined using a statutory tax rate of 41% (see Note 1 to the consolidated financial statements).

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

Economic Earnings for 2013 increased $3.8 million, or 4.1%, to $97.1 million compared to 2012 primarily as a result of the following:

•
The income contribution from Marina increased $10.2 million to $38.3 million due primarily to the impact of the investment tax credits available on renewable energy facilities as compared to the prior year.

•	The income contribution from SJG increased $4.0 million to $62.2 million due primarily to increases in the accelerated infrastructure programs and customer growth over the prior year.

•	The income contribution from SJRG decreased $12.1 million to a net loss of $7.5 million due primarily to lower daily trading margins as described in Gross Margin - Nonutility below.

Economic Earnings for 2012 increased $6.3 million, or 7.3%, to $93.3 million compared to 2011 primarily as a result of the following:

•
The income contribution from Marina increased $6.1 million to $28.1 million due primarily to the impact of the investment tax credits available on renewable energy facilities as compared to the prior year.

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

South Jersey Industries, Inc.
Part II

The following table presents a reconciliation of our income from continuing operations and earnings per share from continuing operations to Economic Earnings and Economic Earnings per share (in thousands except per share data):

	2013	2012	2011

Income from Continuing Operations	$82,389	$92,776	$89,859
Minus/Plus:
Unrealized Mark-to-Market Losses/(Gains) on Derivatives	14,058	(854)	(2,815)
Realized (Gains)/Losses on Inventory Injection Hedges	(4)	(11)	(61)
Net (Gain) Loss from Affiliated Companies, Not Part of Ongoing Operations (A)	751	—	—
Unrealized Loss on Property, Plant and Equipment	—	1,402	—
Other (B)	(100)	—	—

Economic Earnings	$97,094	$93,313	$86,983

Earnings per Share from Continuing Operations	$2.57	$3.01	$2.99
Minus/Plus:
Unrealized Mark-to-Market Losses/(Gains) on Derivatives	0.44	(0.03)	(0.10)
Net (Gain) Loss from Affiliated Companies, Not Part of Ongoing Operations (A)	0.02	—	—
Unrealized Loss on Property, Plant and Equipment	—	0.05	—

Economic Earnings per Share	$3.03	$3.03	$2.89

The effect of derivative instruments not designated as hedging instruments under GAAP in the consolidated statements of income (see Note 16 to the consolidated financial statements) is as follows (gains (losses) in thousands):

	2013	2012	2011
(Losses) gains on energy related commodity contracts	$(25,823)	$(193)	$5,377
Gains (losses) on interest rate contracts	2,760	660	(149)
Total before income taxes	(23,063)	467	5,228
Income taxes (C)	9,455	(191)	(2,143)
Total after income taxes	(13,608)	276	3,085
Unrealized mark-to-market (losses) gains on derivatives held by affiliated companies, net of tax (C)	(450)	578	(270)
Total unrealized mark-to-market (losses) gains on derivatives	(14,058)	854	2,815
Realized gains on inventory injection hedges, net of tax (C)	4	11	61
Net Loss from Affiliated Companies, Not Part of Ongoing Operations (A)	(751)	—	—
Unrealized Loss on Property, Plant and Equipment	—	(1,402)	—
Other (B)	100	—	—
Total reconciling items between income from continuing operations and economic earnings	$(14,705)	$(537)	$2,876

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

(C) Determined using a combined statutory tax rate of 41%.

South Jersey Industries, Inc.
Part II

Throughput-Utility - The following table summarizes the composition of select gas utility data for the three years ended December 31 (in thousands, except for customer and degree day data):

	December 31, 2013		December 31, 2012		December 31, 2011
Utility Throughput - dth:
Firm Sales -
Residential	22,070	20%	18,586	14%	20,332	16%
Commercial	5,408	5%	4,733	4%	5,426	4%
Industrial	292	—	258	1%	319	—
Cogeneration and electric generation	1,562	1%	1,598	1%	1,618	2%
Firm Transportation -
Residential	3,319	3%	2,335	2%	2,382	2%
Commercial	6,780	6%	5,587	4%	5,715	4%
Industrial	13,051	12%	12,892	10%	13,024	10%
Cogeneration and electric generation	7,977	7%	9,816	8%	6,110	5%
Total Firm Throughput	60,459	54%	55,805	44%	54,926	43%

Interruptible Sales	14	—	2	—	13	—
Interruptible Transportation	1,452	1%	1,361	1%	1,769	2%
Off-System	9,685	9%	8,318	6%	8,009	6%
Capacity Release	40,088	36%	63,998	49%	63,413	49%

Total Throughput - Utility	111,698	100%	129,484	100%	128,130	100%

Utility Operating Revenues:
Firm Sales-
Residential	$246,227	56%	$248,547	59%	$232,457	56%
Commercial	57,126	13%	53,726	13%	58,122	14%
Industrial	3,485	1%	2,872	—	3,991	2%
Cogeneration and electric generation	8,144	2%	6,562	2%	9,469	2%
Firm Transportation -
Residential	21,392	5%	16,388	4%	15,161	4%
Commercial	28,165	6%	24,217	6%	22,500	5%
Industrial	23,551	5%	21,637	5%	18,827	5%
Cogeneration and electric generation	6,982	2%	7,555	2%	3,742	1%
Total Firm Revenues	395,072	90%	381,504	91%	364,269	89%

Interruptible Sales	342	—	52	—	230	—
Interruptible Transportation	1,827	—	1,546	—	1,727	—
Off-System	41,488	9%	30,249	7%	37,413	9%
Capacity Release	6,384	1%	7,322	2%	7,534	2%
Other	1,367	—	1,201	—	1,276	—
	446,480	100%	421,874	100%	412,449	100%
Less:
Intercompany Sales	1,560		1,056		6,707
Total Utility Operating Revenue	444,920		420,818		405,742

Less:
Cost of sales	198,521		187,655		181,158

South Jersey Industries, Inc.
Part II

Conservation recoveries *	15,909		9,019		7,159
Remediation Adjustment Clause recoveries *	8,137		7,823		6,579
Energy Efficiency Tracker (EET) recoveries*	4,509		3,350		2,499
Revenue taxes	5,247		5,974		8,022

Utility Margin	$212,597		$206,997		$200,325
Margin:
Residential	$138,136	65%	$118,015	57%	$124,882	62%
Commercial and industrial	57,495	27%	51,048	25%	52,356	26%
Cogeneration and electric generation	5,022	2%	5,062	2%	3,235	2%
Interruptible	114	—	83	—	136	—
Off-system & capacity release	2,070	1%	2,044	1%	1,829	1%
Other revenues	1,752	1%	1,602	1%	1,576	1%
Margin before incentive mechanisms	204,589	96%	177,854	86%	184,014	92%
CIRT mechanism	2,204	1%	3,031	2%	2,655	1%
CIP mechanism	5,310	3%	25,672	12%	13,270	7%
EET mechanism	494	—	440	—	386	—

Utility Margin	$212,597	100%	$206,997	100%	$200,325	100%
Number of Customers at Year End:
Residential	337,936	93%	333,347	93%	327,678	93%
Commercial	23,873	7%	23,506	7%	23,169	7%
Industrial	447	—	453	—	457	—

Total Customers	362,256	100%	357,306	100%	351,304	100%

Annual Degree Days:	4,658		3,862		4,226

* Represents expenses for which there is a corresponding credit in operating revenues. Therefore, such recoveries have no impact on our financial results.

Throughput - Utility - Total gas throughput decreased 17.8 MMdts, or 13.7%, from 2012 to 2013 primarily due to lower throughput in the Capacity Release market which decreased 23.9 MMdts. SJG was releasing capacity in smaller segments ("segmenting") in 2012 and 2011 based on the demand in the market at that time. While segmenting has little impact on revenue and margin generated from such activity, it does increase throughput significantly. Due to colder weather experienced in the region in 2013, SJG also experienced increased demand from its firm customers, thereby creating fewer opportunities for Capacity Release during the winter months. Firm throughput increased 4.7 MMdts, or 8.3%, in 2013. This is most apparent in the heat sensitive residential and commercial markets whose throughput increased as a result of weather that was 20.6% colder in 2013, as compared with 2012. Also contributing to higher throughput was the addition of 4,950 customers over the last 12 months, representing 1.4% customer growth.

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
.

South Jersey Industries, Inc.
Part II

Operating Revenues - Utility 2013 vs. 2012 - Revenues increased $24.1 million, or 5.7%, during 2013 compared with 2012 after eliminating intercompany transactions. Total firm revenue increased $13.6 million, or 3.6%, in 2013 as a result of 20.6% colder weather and 4,950 additional customers compared with 2012, as previously discussed under "Throughput-Utility." While these factors increased firm sales volumes significantly, associated revenue did not increase proportionately as a result of lower gas costs being passed through to those customers. In October 2012, SJG reduced its periodic BGSS rate by 18% and also gave a refund of $9.4 million to its periodic BGSS customers in January 2013. While changes in gas costs and BGSS recoveries/refunds fluctuate from period to period, SJG does not profit from the sale of the commodity. Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on Company profitability, as further discussed below under the caption "Margin-Utility".

Higher OSS volume and unit prices resulted in an $11.2 million, or 37.2%, increase in revenues from 2012 to 2013. Colder weather led to greater demand and advantageous pricing spreads in the latter part of 2013, allowing SJG to increase revenue from such sales. However, the impact of changes in OSS activity does not have a material impact on earnings, as SJG is required to share 85% of the profits of such activity with its ratepayers. Earnings from OSS can be seen in the Margin table above.

Operating Revenues - Utility 2012 vs. 2011 - Revenues increased $15.1 million, or 3.7%, during 2012 compared with 2011 after eliminating intercompany transactions. Firm sales revenue increased $17.2 million, or 4.7%, during 2012 versus 2011, primarily as a result of two customer refunds in 2011, which reduced prior year revenue by $39.8 million (See Note 10 to the consolidated financial statements). There were no such refunds during 2012. In 2012, firm sales revenue was significantly impacted by weather that was 8.6% warmer than 2011 and lower natural gas costs. As a result, the change in revenue caused by the 2011 refunds was substantially offset by the impact of warm weather and lower gas costs on revenues during 2012. The average cost of natural gas purchased during 2012 was $4.56 per dt, representing an 23.2% decrease relative to the average cost of $5.94 per dt during 2011.

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

Operating Revenues - Nonutility 2013 vs. 2012 - Combined revenues for SJI's nonutility businesses, net of intercompany transactions, increased $1.0 million, or 0.4%, in 2013, compared with 2012.

SJE's revenues from retail gas operations, net of intercompany transactions, increased by $27.5 million, or 34.4%, in 2013, compared with 2012. Excluding the impact of the net change in unrealized gains/losses recorded on forward financial contracts of $(0.7) million due to price volatility, revenues increased $28.2 million, or 35.6%. This increase was due to a 30.9% increase in the average monthly NYMEX settle price, along with a 21.8% increase in sales volumes compared with 2012, which was due to the impact of acquiring a retail gas marketing book in the third quarter of 2012.  As of December 31, 2013 and 2012, SJE was serving 3,041 and 2,174 retail gas customers, respectively. Sales volumes totaled 24,960,661 and 20,475,114 dekatherms for the year ended December 31, 2013 and 2012, respectively.

SJE's revenues from retail electric operations, net of intercompany transactions, decreased $14.6 million, or 10.5%, in 2013, compared with 2012. Excluding the impact of the net change in unrealized gains/losses recorded on forward financial contracts due to price volatility of $9.8 million, revenues decreased $4.8 million, or 3.7%.

South Jersey Industries, Inc.
Part II

A summary of SJE's retail electric revenue is as follows (in millions):

	2013	2012	Change

SJE Retail Electric Revenue	$123.7	$138.3	$(14.6)

Add: Unrealized Losses (Subtract: Unrealized Gains)	0.7	(9.1)	9.8

SJE Retail Electric Revenue, Excluding Unrealized Losses (Gains)	$124.4	$129.2	$(4.8)

This decrease was mainly due to a 15.1% decrease in volumes that resulted from a significant school board contract that expired in the second quarter of 2012. SJE uses forward financial contracts to mitigate commodity price risk on fixed price electric contracts. In accordance with GAAP, the forward financial contracts are recorded at fair value, with changes in fair value recorded in earnings in the period of change. Some of the related customer contracts are not considered derivatives and therefore are not recorded in earnings until electricity is delivered. As a result, earnings are subject to volatility as the market price for the forward financial contracts change, even when the underlying hedged value of the contract is unchanged. Over time, gains or losses on the sale of the fixed price electricity under contract will be offset by losses or gains on the forward financial contracts, resulting in the realization of the profit margin expected when the transactions were initiated. SJE serves both fixed and market-priced customers.

SJRG's revenues from wholesale energy operations, net of intercompany transactions, decreased $16.5 million in 2013 compared with 2012. Excluding the impact of the net change in unrealized gains/losses recorded on forward financial contracts due to price volatility of $15.1 million, SJRG's revenues decreased $1.4 million. A summary of SJRG's revenue is as follows (in millions):

	2013	2012	Change

SJRG Revenue	$0.7	$17.2	$(16.5)

Add: Unrealized Losses (Subtract: Unrealized Gains)	25.1	10.0	15.1

SJRG Revenue, Excluding Unrealized Losses (Gains) and Realized Losses (Gains) on Inventory Injection Hedges	$25.8	$27.2	$(1.4)

This decrease in revenues is mainly due to compressed margins on energy trading activities in 2013 compared with 2012. As discussed in Note 16 to the consolidated financial statements, revenues and expenses related to the energy trading activities of SJRG are presented on a net basis in Operating Revenues - Nonutility.

Revenues from on-site energy production at Marina, net of intercompany transactions, increased $5.0 million, or 13.7%, in 2013 compared with 2012, primarily as a result of several new renewable energy projects that began operations in 2012 and 2013. Revenues also increased due to higher hot water production and electricity sales at the thermal facility due to colder temperatures during 2013 as compared with the prior year.

Revenues from appliance service operations at SJESP did not change significantly in 2013 compared with 2012.

Operating Revenues - Nonutility 2012 vs. 2011 - Combined revenues for SJI's nonutility businesses, net of intercompany transactions, decreased $137.4 million, or 32.5%, in 2012, compared with 2011.

South Jersey Industries, Inc.
Part II

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

South Jersey Industries, Inc.
Part II

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

Total margin in 2013 increased $5.6 million, or 2.7%, from 2012 primarily due to customer additions. SJG added 4,950 customers during 2013 representing growth of 1.4% over the prior year.

The CIP protected $5.3 million of pre-tax margin in 2013 that would have been lost due to lower customer usage, compared to $25.7 million in 2012.  Of these amounts, $(0.5) million and $15.8 million were related to weather variations and $5.8 million and $9.9 million were related to other customer usage variations in 2013 and 2012, respectively.

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

South Jersey Industries, Inc.
Part II

For 2013, combined gross margins for the nonutility businesses, net of intercompany transactions, decreased $39.3 million to $16.0 million compared with 2012. This decrease is primarily due to the following:

•
Gross Margin from SJE's retail gas and other operations increased $1.3 million in 2013 compared with 2012. Excluding the impact of the net change in unrealized gains/losses recorded on forward financial contracts due to price volatility of $(0.7) million as discussed above, gross margin increased $2.0 million in 2013, compared with 2012. This increase was primarily due to the impact of acquiring a retail gas marketing book in the third quarter of 2012. Excluding the impact of the net change in unrealized gains/losses recorded on forward financial contracts as discussed above, gross margin as a percentage of Operating Revenues did not change significantly in 2013 compared with 2012.

•
Gross margin from SJE's retail electric operations decreased $12.0 million in 2013, compared with 2012. Excluding the impact of the net change in unrealized gains/losses recorded on forward financial contracts due to price volatility of $9.8 million as discussed above, gross margin decreased $2.2 million in 2013 compared with 2012 mainly due to a significant school board contract that expired in the second quarter of 2012 (See Operating Revenues - Nonutility). Excluding the impact of the unrealized gains/losses discussed above, gross margin as a percentage of Operating Revenues did not change significantly in 2013 compared with 2012.

•
Gross margin from the wholesale energy operations of SJRG decreased $36.0 million in 2013 compared with 2012. Excluding the impact of the net change in unrealized gains/losses recorded on forward financial contracts of $15.1 million as discussed above, gross margin for SJRG decreased $20.9 million. The decrease in gross margin was mainly due to lower daily trading margins in 2013 as compared with 2012.

Overall, SJRG's contribution to margin from storage and transportation assets has decreased due to market conditions.  However, SJRG expects to continue to add incremental margin from marketing and related opportunities in the Marcellus region, capitalizing on its established presence in the area.  Future margins could fluctuate significantly due to the volatile nature of wholesale gas prices. As of December 31, 2013, SJRG had 9.6 Bcf of storage and 562,401 dts/day of transportation under contract.

•
Gross Margin from on-site energy production at Marina increased $5.4 million in 2013 compared with 2012. Gross margin as a percentage of Operating Revenues increased 3.9 percentage points in 2013 compared with 2012. This was due mainly to the impact of several new, higher margin renewable energy projects added over the last twelve months.

•
Gross margin from the appliance service operations at SJESP increased $2.1 million in 2013 compared with 2012.  Gross margin as a percentage of Operating Revenues increased 14.9 percentage points in 2013 compared with 2012. These increases are mainly due to the significant decline in personnel costs that resulted from an initiative to right-size our workforce.

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

South Jersey Industries, Inc.
Part II

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

Operations Expense - A summary of net changes in operations expense follows (in thousands):

	2013 vs. 2012	2012 vs. 2011
Gas Utility Operations	$7,380	$10,276
Nonutility:
Wholesale Energy Operations	(560)	1,454
Retail Gas and Other Operations	(137)	1,512
Retail Electric Operations	799	718
On-Site Energy Production	100	1,779
Appliance Service Operations	(1,108)	(2,138)
Total Nonutility	(906)	3,325
Intercompany Eliminations and Other	88	(859)
Total Operations Expense	$6,562	$12,742

Utility Operations expense increased $7.4 million during 2013, compared with 2012.  This is primarily the result of increases in spending under the New Jersey Clean Energy Program and Energy Efficiency Programs. Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting increase in revenues during 2013.

South Jersey Industries, Inc.
Part II

Utility Operations expense increased $10.3 million during 2012, compared with 2011.  This is the result of increases in expense associated with uncollectible customer accounts receivable, along with moderate increases in corporate support, governance, compliance and employee compensation costs. Also contributing was increased spending under the New Jersey Clean Energy Program and Energy Efficiency Programs. Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting increase in revenues during the period.

Nonutility Operations expense decreased $0.9 million during 2013 compared with 2012 due primarily to a $2.4 million impairment charge taken in 2012 as discussed below, along with a decline in personnel costs at SJESP that resulted from an initiative to right-size our workforce. Partially offsetting this decrease is additional governance and compliance costs to support continued growth.

Nonutility Operations expense increased $3.3 million in 2012 compared with 2011 due mainly to additional personnel at the retail gas and other operations segment, partially offset by a decrease in personnel at the appliance service operations segment, along with additional governance and compliance costs to support continued growth. Also contributing to the increase is a $2.4 million impairment charge due to a reduction in the expected cash flows to be received from a solar generating facility within the on-site energy production segment.

Other Operating Expenses - A summary of changes in other consolidated operating expenses (in thousands):

	2013 vs. 2012	2012 vs. 2011
Maintenance	$(479)	$493
Depreciation	$8,301	$5,587
Energy and Other Taxes	$(170)	$(2,203)

Maintenance - Maintenance expense decreased $0.5 million during 2013 compared with 2012 as cost amortizations previously approved in SJG's September 2010 rate case settlement ceased. Such amortizations totaled $1.0 million in 2012; however, as of late 2012 these costs were fully amortized. This reduction in expense was partially offset by an increase in Remediation Adjustment Clause (RAC) expense amortization. Maintenance expense increased $0.5 million during 2012 compared with 2011 primarily due to an increase in RAC expense amortization.

Depreciation Expense - Depreciation increased $8.3 million and $5.6 million during 2013 and 2012, respectively, compared to the prior year due mainly to the increased investment in property, plant and equipment by SJG and Marina.

Energy and Other Taxes - The change in Energy and Other Taxes in 2013 compared with 2012 was not significant. Energy and Other Taxes decreased $2.2 million in 2012 compared with 2011 primarily due to a decrease in SJG's primary energy tax, the Transitional Energy Facilities Assessment, effective January 1, 2012.  As this tax is passed through to customers, this decrease in expense had no impact on the financial results of the Company.

Other Income and Expense - The change in other income and expense in 2013 compared with 2012 was not significant due primarily to a decrease in interest income on notes receivable from affiliates, which was offset by a $1.1 million charge during the first quarter of 2012 at SJEX related to a reduction in expected cash flows to be received from certain shallow well investments in the Marcellus region. Other income and expense decreased $4.5 million in 2012 compared with 2011 primarily due to proceeds received during 2011 from a provider of homeowner assistance services, in accordance with an agreement with the Company, that gives them the exclusive right to renew the home appliance repair contracts at SJESP. The Company also incurred a $1.1 million charge during the first quarter of 2012 at SJEX related to a reduction in expected cash flows to be received from certain shallow well investments in the Marcellus region.

Interest Charges - The change in interest charges in 2013 compared with 2012 was not significant due primarily to an increase in interest costs resulting from the issuance of long-term debt in 2012 as discussed below, which was offset by a gain on interest rate contracts not designated as hedging instruments (see Note 16 of the consolidated financial statements). Interest charges decreased $5.1 million in 2012 compared with 2011 due primarily to the positive impact of retiring $35.0 million of SJG's higher priced long-term debt during 2012 and higher capitalization of interest cost on construction at SJG. These decreases are partially offset by the issuance of $115.0 million aggregate principal amount of Senior Notes at the end of the second quarter 2012, along with long-term debt issued by SJG as discussed in Note 14 to the consolidated financial statements.

South Jersey Industries, Inc.
Part II

Income Taxes - Income taxes changed from an $11.5 million expense for the year ended December 31, 2012 to a $19.0 million benefit for the year ended December 31, 2013. These changes were primarily due to lower income before income taxes, along with a lower effective tax rate due to the increase in the investment tax credits available on renewable energy facilities at Marina in 2013 compared with 2012. Investment tax credits from renewable energy facilities at Marina of $37.7 million and $26.0 million were recognized for the years ended December 31, 2013 and 2012, respectively. Income tax expense decreased $11.0 million in 2012 compared with 2011 primarily due to lower taxable income and a lower effective tax rate during 2012 as compared with 2011. The change in the effective tax rate is primarily due to the increase in the investment tax credits available on renewable energy facilities at Marina in 2012 as compared to 2011.

Equity in Earnings of Affiliated Companies - Equity in earnings of affiliated companies decreased $0.7 million for 2013 compared to 2012, primarily due to losses incurred at LVE during 2013 along with less production from landfill gas fired electric production facilities compared to the prior year. Equity in earnings of affiliated companies increased $3.0 million for 2012 as compared to 2011, primarily due to new projects coming on line in 2012 and the improved operating performance of our renewable energy project fleet at affiliated companies.

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

Cash Flows from Operating Activities - Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $159.5 million, $117.8 million and $191.4 million in 2013, 2012 and 2011, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization and gas cost recoveries. Net cash flow from operating activities increased in 2013 as compared to 2012. Factors contributing to the increase included changes in working capital requirements, a lower pension contribution and lower cash tax payments due to the utilization of investment tax credits. Working capital requirements were positively impacted by $26.0 million higher collections under regulatory clauses during 2013 that were under-recovered due to warmer-than-normal weather in 2012. Lower pension contributions also improved cash flows for 2013 by approximately $12.3 million as discussed in Note 12 to the consolidated financial statements.  The Company strives to keep its pension plans fully funded.  When factors such as lesser than expected asset performance and/or declining discount rates negatively impact the funding status of the plans, the Company increases its contributions to supplant that funding shortfall.  While discount rates continued to decline, greater than expected asset performance during 2012 added significantly to improving the Company's funding status, which resulted in a decrease in the pension contribution during 2013. The Company contributed $12.7 million and $25.0 million to its pension plans in January 2013 and 2012, respectively.

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

South Jersey Industries, Inc.
Part II

Cash Flows from Investing Activities - SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. Net cash outflows for capital expenditures, which are primarily construction projects, for 2013, 2012 and 2011 amounted to $316.6 million, $253.8 million and $193.1 million, respectively. We estimate the net cash outflows for construction projects for 2014, 2015 and 2016 to be approximately $309.9 million, $319.1 million and $273.0 million, respectively.  The high level of capital expenditures is due to a combination of the accelerated infrastructure investment programs, a major pipeline project to support an electric generation facility, and a new customer information system, all at SJG. For capital expenditures, including those under SJG’s CIRT and AIRP, the Company expects to use short-term borrowings under lines of credit from commercial banks and the commercial paper program to finance capital expenditures as incurred. From time to time, the Company may refinance the short-term debt incurred to support capital expenditures with long-term debt. Also contributing to the high level of capital expenditures are anticipated solar projects at Marina.

In support of its risk management activities, the Company is required to maintain margin accounts with selected counterparties as collateral for its forward contracts, swap agreements, options contracts and futures contracts. These margin accounts are included in Restricted Investments or Margin Account Liability, depending upon the value of the related contracts (the change in the Margin Account Liability is reflected in cash flows from Operating Activities) on the consolidated balance sheets. The required amount of restricted investments changes on a daily basis due to fluctuations in the market value of the related outstanding contracts and is difficult to predict.  Margin posted by the Company increased by $25.2 million during 2013, decreased by $0.8 million during 2012 and increased by $10.3 million during 2011.

During 2013, 2012 and 2011, the Company made investments in, and provided net advances to, unconsolidated affiliates of $9.6 million, $94.0 million and $14.6 million, respectively. These amounts do not include the cash proceeds from LVE and the repayment of the advances to Energenic as discussed below. The purpose of these investments and advances was to cover certain project related costs of affiliates.

In March 2013, substantially all of the assets of Marina's joint venture, LVE Energy Partners, LLC (LVE), an entity in which Marina had a 50% equity interest, were sold. As a result of the transaction, Marina received cash proceeds of $57.9 million. See Note 15 to the consolidated financial statements.

In April 2012, Energenic acquired The Energy Network, LLC, a holding company for the Hartford Steam Company, TEN Companies and CNE Power I, LLC. In conjunction with this acquisition, Marina provided $35.4 million of advances to Energenic, which were repaid by Energenic during the second quarter of 2013 when permanent financing was obtained.

Cash Flows from Financing Activities - Short-term borrowings from the commercial paper program and lines of credit from commercial banks are used to supplement cash flows from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, short-term debt incurred to finance capital expenditures may be refinanced with long-term debt.

South Jersey Industries, Inc.
Part II

Credit facilities and available liquidity as of December 31, 2013 were as follows (in thousands):

Company	Total Facility	Usage	Available Liquidity	Expiration Date
SJG:
Commercial Paper Program/Revolving Credit Facility	$200,000	$65,500	$134,500	May 2018
Uncommitted Bank Lines	10,000	—	10,000	August 2014

Total SJG	210,000	65,500	144,500

SJI:

Revolving Credit Facility	400,000	315,200	84,800	February 2018 (A)

Total SJI	400,000	315,200	84,800

Total	$610,000	$380,700	$229,300

(A) Includes letters of credit outstanding in the amount of $26.8 million.

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary the SJI facilities can also be used to support SJG's liquidity needs. All committed facilities contain one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreements), measured on a quarterly basis. SJI and SJG were in compliance with these covenants as of December 31, 2013. Borrowings under these credit facilities are at market rates. The weighted average interest rate on these borrowings, which changes daily, was 1.04%, 1.10% and 1.12% at December 31, 2013, 2012 and 2011, respectively.  In September, 2013, SJG extended its $200.0 million syndicated credit facility to May 2018. Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business' future liquidity needs.

SJG renewed its $10.0 million line of credit during the third quarter of 2013.

In October 2013, SJI entered into an unsecured $50.0 million term loan, which matures in October 2015. This agreement replaces existing short-term facilities that were set to expire in November 2013 (see Note 13 to the consolidated financial statements). This term loan is included in long-term debt on the consolidated balance sheets.

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

In November 2013, SJG issued $50.0 million of 4.01% MTN's due November 2030, and issued $30.0 million of 4.23% MTN's in January 2014 due January 2030.

South Jersey Industries, Inc.
Part II

In October 2013, SJG filed a petition with the BPU to issue up to $200.0 million of long-term debt securities in various forms including MTN's and unsecured debt, with maturities of more than 12 months, over the next three years. This petition was approved in January 2014.

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

No other long-term debt was issued during the years ended December 31, 2013 or 2012.

SJI raises equity capital through its Dividend Reinvestment Plan (DRP). Participants in SJI's DRP receive newly issued shares. Prior to April 2013, shares of common stock offered by the DRP were issued at a 2% discount directly by SJI from its authorized but unissued shares of common stock. In April 2013, SJI discontinued the 2% discount on shares issued through the DRP in an effort to manage the amount of equity raised through the plan; however the discount was reinstated during the third quarter of 2013. Through the DRP, SJI raised $54.0 million and $70.2 million of equity capital by issuing 1.0 million and 1.4 million shares in 2013 and 2012, respectively.

SJI's capital structure was as follows:

	As of December 31,
	2013	2012
Equity	43.9%	43.3%
Long-Term Debt	37.3%	36.8%
Short-Term Debt	18.8%	19.9%
Total	100.0%	100.0%

The change in the SJI capital structure from 2012 to 2013 is primarily related to the issuance of long-term debt at SJI and SJG as discussed in Note 14 to the consolidated financial statements.

For 2013, 2012 and 2011, SJI paid quarterly dividends to its common shareholders. SJI has paid dividends on its common stock for 62 consecutive years and has increased that dividend each year for the last fourteen years. The Company currently looks to grow that dividend by at least 6% to 7% per year and has a targeted payout ratio of between 50% and 60% of Economic Earnings. In setting the dividend rate, the Board of Directors of SJI considers future earnings expectations, payout ratio, and dividend yield relative to those at peer companies, as well as returns available on other income-oriented investments.  However, there can be no assurance that the Company will be able to continue to increase the dividend, meet the targeted payout ratio or pay a dividend at all in the future.

COMMITMENTS AND CONTINGENCIES:

SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, and for environmental remediation costs.  Cash outflows for capital expenditures for 2013, 2012 and 2011 amounted to $316.6 million, $253.8 million and $193.1 million, respectively.  Management estimates net cash outflows for construction projects for 2014, 2015 and 2016 to be approximately $309.9 million, $319.1 million and $273.0 million, respectively. Costs for remediation projects, net of insurance reimbursements, for 2013, 2012 and 2011 amounted to net cash outflows of $0.4 million, $0.2 million and $13.6 million, respectively.  Total cash outflows for remediation projects are expected to be approximately $13.9 million, $25.9 million and $21.1 million for 2014, 2015 and 2016, respectively.  As discussed in Notes 10 and 15 to the consolidated financial statements, certain environmental costs are subject to recovery from insurance carriers and ratepayers.

STANDBY LETTERS OF CREDIT — As of December 31, 2013, SJI provided $26.8 million of standby letters of credit through SJI’s revolving credit facility to enable SJE to market retail electricity and for various construction and operating activities. The Company has also provided $87.6 million of additional letters of credit under separate facilities outside of the revolving credit facility to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system and to finance Marina's initial thermal plant project.

CONTRACTUAL OBLIGATIONS - SJG and SJRG have certain commitments for both pipeline capacity and gas supply for which they pay fees regardless of usage. Those commitments as of December 31, 2013, average $52.3 million annually and total $362.6 million over the contracts' lives. Approximately 46.6% of the financial commitments under these contracts expire during the next five years. These contracts are included in the Company's contractual obligations below. We expect to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the BGSS clause.

In addition, in the normal course of business, SJG and SJRG have entered into long-term contracts for natural gas supplies.  SJRG has committed to purchase a minimum of 545,500 dts/d and up to 810,000 dts/d of natural gas, from various suppliers, for terms ranging from three to ten years at index-based prices and has also committed to shorter term index deals of approximately 625,000 dts/d.  SJG has committed to purchase a minimum of 6,250 dts/d and up to 25,000 dts/d of natural gas, from one supplier, for a term of eight years at index-based prices. The obligations for these purchases have not been included in the Company's contractual obligations discussed below because the actual volumes and prices are not fixed.

The following table summarizes our contractual cash obligations and their applicable payment due dates as of December 31, 2013 (in thousands):

		Up to	Years	Years	More than
Contractual Cash Obligations	Total	1 Year	2 & 3	4 & 5	5 Years

Long-Term Debt	$701,400	$21,000	$152,818	$70,818	$456,764
Interest on Long-Term Debt	313,258	26,736	48,781	44,108	193,633
Construction Obligations	32,149	32,149	—	—	—
Operating Leases	2,654	879	1,083	692	—
Commodity Supply Purchase Obligations	524,128	177,360	172,786	56,118	117,864
New Jersey Clean Energy Program	8,673	8,673	—	—	—
Other Purchase Obligations	359	359	—	—	—
Total Contractual Cash Obligations	$1,582,621	$267,156	$375,468	$171,736	$768,261

Interest on long-term debt in the table above includes the related interest obligations through maturity as well as the impact of all interest rate swap agreements.  Expected environmental remediation costs, asset retirement obligations and the liability for unrecognized tax benefits are not included in the table above as the total obligation cannot be calculated due to the subjective nature of these costs and timing of anticipated payments. SJI made contributions to its employee pension plans totaling $12.7 million in January 2013 and $25.0 million in January 2012.  However, future pension contributions beyond 2013 cannot be determined at this time. SJG's regulatory obligation to contribute $3.6 million annually to its postretirement benefit plans’ trusts, as discussed in Note 12 to the consolidated financial statements, is also not included as its duration is indefinite.

South Jersey Industries, Inc.
Part II

Off-Balance Sheet Arrangements - An off-balance sheet arrangement is any contractual arrangement involving an unconsolidated entity under which the company has either made guarantees or has certain other interests or obligations.

The Company has recorded a liability of $0.7 million which is included in Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the consolidated balance sheets as of December 31, 2013 for the fair value of the following guarantees:

In April 2007, SJI guaranteed certain obligations of LVE Energy Partners, LLC (LVE) an unconsolidated joint venture in which Marina had a 50% equity interest.  LVE entered into a 25-year contract with a resort developer to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada.  LVE began construction of the facility in 2007 and expected to provide full energy service in 2010 when the resort was originally scheduled to be completed.  LVE suspended construction of the district energy system and central energy center in January 2009 after the resort developer’s announcement that it was delaying the completion of construction of the resort.

In March 2013, the resort developer purchased substantially all of the assets of LVE. As a result, the guarantees provided by SJI of certain performance obligations of LVE under the operating agreements between LVE and the resort developer were canceled.

During the twelve months ended December 31, 2013, the Company received $57.9 million of repayments of advances to LVE and a $7.9 million note receivable from a third party. As of December 31, 2013, LVE was dissolved and the Company incurred a $0.8 million charge to write-off the remaining interest. During 2013, SJI provided support to LVE of approximately $3.2 million to cover interest and other project related costs.

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

In December 2013, SJI entered into an agreement to guarantee certain obligations of WCLE, SC Landfill Energy, LLC, SX Landfill Energy, LLC, FC Landfill Energy, LLC, and AC Landfill Energy, LLC (collectively, the "Landfills"), unconsolidated joint ventures in which Marina has a 50% equity interest through Energenic. The landfills have entered into long-term debt agreements which run through 2020. Although unlikely, SJI could be liable through the guarantee for 50% of the outstanding debt along with any interest related to the debt in the event the landfills do not meet minimum specified levels of operating performance and no mitigating action is taken, or are unable to meet certain financial obligations as they become due. As of December 31, 2013, 50% of the currently outstanding debt is $9.7 million. As a result, the Company has recorded a liability of $0.5 million which is included in Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the consolidated balance sheets as of December 31, 2013.

In February 2011, ACR Energy Partners, LLC (ACR), a wholly-owned subsidiary of Energenic, of which Marina has a 50% equity interest, entered into a 20-year contract with a developer to build, own and operate a central energy center and energy distribution system for a new hotel, casino and entertainment complex in Atlantic City, New Jersey. The complex commenced operations in April 2012 and as a result, ACR is providing full energy services to the complex. Marina and its joint venture partner have agreed to provide a $5.0 million letter of credit to support certain operating performance obligations of ACR under the operating agreements between ACR and the developer. SJI and its partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI to or on behalf of ACR.

South Jersey Industries, Inc.
Part II

In May 2012, UMM Energy Partners, LLC (UMM), a wholly-owned subsidiary of Energenic, of which Marina has a 50% equity interest, entered into a 30-year contract with a public university to build, own and operate a combined heating, cooling and power system for its main campus in New Jersey. The system commenced commercial operations in September 2013. SJI has guaranteed certain obligations of UMM under the operating and lease agreements between UMM and the university, for the terms of the agreements, commencing with the first year of operations. SJI has guaranteed up to $2.2 million for the first year. This amount is adjusted each year based upon the Consumer Price Index. SJI and its partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees.

As of December 31, 2013, SJI had issued $6.8 million of parental guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable our subsidiary to market retail natural gas.

PENDING LITIGATION - The Company is subject to claims arising in the ordinary course of business and other legal proceedings. The Company has been named in, among other actions, certain product liability claims related to our former sand mining subsidiary. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $3.0 million and $3.1 million related to all claims in the aggregate as of December 31, 2013 and 2012, respectively. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

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

SJE transacts commodities on a physical basis and typically does not enter into financial derivative positions directly. SJRG manages risk in the natural gas markets for SJE as well as for its own portfolio by entering into the types of transactions noted above. It is management's policy, to the extent practical, within predetermined risk management policy guidelines, to have limited unmatched positions on a deal or portfolio basis while conducting these activities. As a result of holding open positions to a minimal level, the economic impact of changes in value of a particular transaction is substantially offset by an opposite change in the related hedge transaction.

SJI has entered into certain contracts to buy, sell, and transport natural gas and to buy and sell retail electricity.  SJI recorded the net unrealized pre-tax (loss) gain on these contracts of $(25.8) million, $(0.2) million and $5.4 million in earnings during the years 2013, 2012 and 2011, respectively, which are included with realized gains and losses in Operating Revenues - Nonutility.

South Jersey Industries, Inc.
Part II

The fair value and maturity of these energy-trading contracts determined under the mark-to-market method as of December 31, 2013 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Maturity Beyond 3 Years	Total

Prices actively quoted	$3,417	$968	$—	$4,385

Prices provided by other external sources	18,673	8,052	457	27,182

Prices based on internal models or other valuation methods	34,237	13,663	3,311	51,211

Total	$56,327	$22,683	$3,768	$82,778

Liabilities
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Maturity Beyond 3 Years	Total

Prices actively quoted	$3,571	$665	$—	$4,236

Prices provided by other external sources	36,736	15,824	212	52,772

Prices based on internal models or other valuation methods	37,686	4,804	626	43,116

Total	$77,993	$21,293	$838	$100,124

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the differential to the NYMEX natural gas futures contract for delivering gas to a specific location. Fixed Price Gas Daily represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Contracted volumes of our NYMEX contracts included in the table above are 0.5 million dekatherms (dts) with a weighted average settlement price of $4.09 per dt.  Contracted volumes of our basis contracts included in the table above are 33.4 million dts with a weighted average settlement price of$(0.04) per dt.  Contracted volumes of our Fixed Price Gas Daily contracts included in the table above are 1.8 million dts with a weighted average settlement price of $4.05 per dt. Contracted volumes of our discounted index related purchase and sales contracts included in the table above are 55.2 million dts with a weighted average settlement price of $(0.04) per dt.  Contracted volumes of electric included in the table above are less than 0.1 million mwh with a weighted average settlement price of $48.74 per mwh.

South Jersey Industries, Inc.
Part II

A reconciliation of SJI's estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives - Energy Related Assets, January 1, 2013	$7,308
Contracts Settled During 2013, Net	(414)
Other Changes in Fair Value from Continuing and New Contracts, Net	(24,240)

Net Derivatives - Energy Related Liabilities, December 31, 2013	$(17,346)

Interest Rate Risk - Our exposure to interest-rate risk relates primarily to short-term, variable-rate borrowings. Short-term, variable-rate debt outstanding at December 31, 2013 was $353.9 million and averaged $325.6 million during 2013. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $1.9 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2013 - 16 b.p. decrease; 2012 - 9 b.p. decrease; 2011 - 33 b.p. increase; 2010 - 13 b.p. decrease; and 2009 - 29 b.p. decrease.  For December 2013, our average interest rate on short-term, variable-rate debt was 1.21%.

We issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of December 31, 2013, the interest costs on all but $77.1 million of our long-term debt was either at a fixed-rate or hedged via an interest rate derivative. Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates.

As of December 31, 2013, SJI's active interest rate swaps were as follows:

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

Credit Risk - As of December 31, 2013, approximately $28.1 million, or 33.9%, of the current and noncurrent Derivatives – Energy Related Assets are with two counterparties. One of these counterparties has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assigned to SJI in the event of a default by the counterparty.

As of December 31, 2013, SJRG had $140.2 million of Accounts Receivable under sales contracts. Of that total, 87.1% were with regulated utilities or companies rated investment-grade or guaranteed by an investment-grade-rated parent or were with companies where we have a collateral arrangement or insurance coverage. The remainder of the Accounts Receivable were within approved credit limits.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

Information required by this item can be found in the section entitled “Market Risks” on page 43 of this Report.

South Jersey Industries, Inc.
Part II

Item 8. Financial Statements and Supplementary Data
Statements of Consolidated Income
(In Thousands Except for Per Share Data)

	South Jersey Industries, Inc. and Subsidiaries
	Year Ended December 31,
	2013	2012	2011
Operating Revenues:
Utility	$444,920	$420,818	$405,742
Nonutility	286,501	285,462	422,818
Total Operating Revenues	731,421	706,280	828,560
Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	198,521	187,655	181,158
- Nonutility	270,470	230,147	363,834
Operations	120,205	113,643	100,901
Maintenance	13,136	13,615	13,122
Depreciation	49,637	41,336	35,749
Energy and Other Taxes	9,816	9,986	12,189
Total Operating Expenses	661,785	596,382	706,953
Operating Income	69,636	109,898	121,607

Other Income and Expense	10,979	11,104	15,642
Interest Charges	(18,825)	(18,986)	(24,078)
Income Before Income Taxes	61,790	102,016	113,171
Income Taxes	19,014	(11,479)	(22,502)
Equity in Earnings (Loss) of Affiliated Companies	1,585	2,239	(810)
Income from Continuing Operations	82,389	92,776	89,859
Loss from Discontinued Operations - (Net of tax benefit)	(796)	(1,168)	(568)
Net Income	$81,593	$91,608	$89,291

Basic Earnings per Common Share:
Continuing Operations	$2.58	$3.02	$3.00
Discontinued Operations	(0.03)	(0.04)	(0.02)
Basic Earnings per Common Share	$2.55	$2.98	$2.98

Average Shares of Common Stock Outstanding - Basic	31,989	30,744	30,000

Diluted Earnings per Common Share:
Continuing Operations	$2.57	$3.01	$2.99
Discontinued Operations	(0.02)	(0.04)	(0.02)
Diluted Earnings per Common Share	$2.55	$2.97	$2.97

Average Shares of Common Stock Outstanding - Diluted	32,046	30,824	30,086

The accompanying notes are an integral part of the consolidated financial statements.

South Jersey Industries, Inc.
Part II

Statements of Consolidated Comprehensive Income
(In Thousands)

	South Jersey Industries, Inc. and Subsidiaries
	Year Ended December 31,
	2013	2012	2011
Net Income	$81,593	$91,608	$89,291

Other Comprehensive Income (Loss), Net of Tax:*

Postretirement Liability Adjustment	4,934	(1,842)	(5,667)
Unrealized Gain (Loss) on Available-for-Sale Securities	103	500	(360)
Unrealized Gain (Loss) on Derivatives - Other	265	(92)	(788)
Other Comprehensive Income (Loss) of Affiliated Companies	5,043	(1,233)	189

Other Comprehensive Income (Loss) - Net of Tax*	10,345	(2,667)	(6,626)

Comprehensive Income	91,938	88,941	82,665

* Determined using a combined statutory tax rate of 41%.

The accompanying notes are an integral part of the consolidated financial statements.

South Jersey Industries, Inc.
Part II

Statements of Consolidated Cash Flows
(In Thousands)

	South Jersey Industries, Inc. and Subsidiaries
	Year Ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities:
Net Income	$81,593	$91,608	$89,291
Loss from Discontinued Operations	796	1,168	568
Income from Continuing Operations	82,389	92,776	89,859
Adjustments to Reconcile Income from Continuing Operations to Net Cash Provided by Operating Activities:
Depreciation and Amortization	64,890	55,089	47,759
Net Unrealized Loss (Gain) on Derivatives - Energy Related	25,823	193	(5,377)
Unrealized (Gain) Loss on Derivatives - Other	(2,760)	(660)	149
Unrealized Loss on Property, Plant and Equipment	—	3,506	—
Provision for Losses on Accounts Receivable	4,245	4,932	2,272
CIP Receivable	21,160	(18,106)	(1,289)
Deferred Gas Costs - Net of Recoveries	5,473	25,050	(37,343)
Deferred SBC Costs - Net of Recoveries	2,393	(4,183)	(4,402)
Stock-Based Compensation Expense	3,001	2,992	2,511
Deferred and Noncurrent Income Taxes - Net	(21,549)	20,306	23,303
Environmental Remediation Costs - Net	(367)	(186)	(13,608)
Gas Plant Cost of Removal	(6,092)	(2,133)	(1,590)
Pension Contribution	(12,700)	(25,000)	—
Changes in:
Accounts Receivable	(67,825)	(59,701)	90,407
Inventories	(2,449)	13,481	1,905
Prepaid and Accrued Taxes - Net	17,703	(4,635)	5,398
Accounts Payable and Other Accrued Liabilities	49,444	18,829	(6,131)
Derivatives - Energy Related	1,500	306	740
Other Assets and Liabilities	(3,769)	(4,211)	(2,245)
Cash Flows from Discontinued Operations	(975)	(819)	(961)

Net Cash Provided by Operating Activities	159,535	117,826	191,357

Cash Flows from Investing Activities:
Capital Expenditures	(316,644)	(253,845)	(193,119)
Proceeds from Sale of Property, Plant and Equipment	—	29	3,500
Net (Purchase of) Proceeds from Sale of Restricted Investments in Margin Accounts	(25,164)	755	(10,269)
Investment in Long-Term Receivables	(7,182)	(6,243)	(4,926)
Proceeds from Long-Term Receivables	5,764	8,182	6,312
Purchase of Company Owned Life Insurance	(5,149)	(4,547)	(4,628)
Investment in Affiliate	(2,973)	(39,431)	(23,043)
Return of Investment in Affiliate	—	—	2,339
Advances on Notes Receivable - Affiliate	(19,349)	(67,943)	(41,612)
Repayment of Notes Receivable - Affiliate	124,946	13,402	47,694
Other	(41)	(6,276)	(6,423)

Net Cash Used in Investing Activities	(245,792)	(355,917)	(224,175)

South Jersey Industries, Inc.
Part II

Cash Flows from Financing Activities:
Net Borrowings from Short-Term Credit Facilities	65,000	17,500	70,714
Proceeds from Issuance of Long-Term Debt	50,000	235,000	—
Payments for Issuance of Long-Term Debt	(411)	(1,788)	(43)
Principal Repayments of Long-Term Debt	(25,000)	(35,000)	(25,000)
Premium for Early Retirement of Debt	—	(700)	—
Dividends on Common Stock	(57,679)	(50,942)	(44,975)
Proceeds from Sale of Common Stock	54,028	70,241	13,436
Proceeds from Finance Obligation	—	—	23,482
Other	(501)	880	379

Net Cash Provided by Financing Activities	85,437	235,191	37,993

Net (Decrease) Increase in Cash and Cash Equivalents	(820)	(2,900)	5,175
Cash and Cash Equivalents at Beginning of Year	4,638	7,538	2,363

Cash and Cash Equivalents at End of Year	$3,818	$4,638	$7,538

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest (Net of Amounts Capitalized)	$18,584	$18,442	$25,303
Income Taxes (Net of Refunds)	$(12,387)	$218	$(9,861)

Supplemental Disclosures of Non-Cash Investing Activities
Capital Expenditures acquired on account but unpaid as of year-end	$44,874	$34,086	$20,457
Reclass from Notes Receivable Affiliate to Investment in Affiliates	$—	$2,952	$5,351
Notes Receivable from Affiliate Exchanged for Notes Receivable from a Third Party	$7,882	$—	$—
Notes Receivable Affiliate Exchanged for Accounts Receivable	$—	$—	$1,783

The accompanying notes are an integral part of the consolidated financial statements.

South Jersey Industries, Inc.
Part II

Consolidated Balance Sheets
(In Thousands)

	South Jersey Industries, Inc. and Subsidiaries
	December 31,
	2013	2012
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$1,816,804	$1,658,790
Accumulated Depreciation	(392,029)	(373,199)
Nonutility Property and Equipment, at cost	486,332	328,638
Accumulated Depreciation	(52,009)	(36,208)

Property, Plant and Equipment - Net	1,859,098	1,578,021

Investments:
Available-for-Sale Securities	8,716	7,538
Restricted	43,115	17,903
Investment in Affiliates	78,273	75,825

Total Investments	130,104	101,266

Current Assets:
Cash and Cash Equivalents	3,818	4,638
Accounts Receivable	253,566	195,293
Unbilled Revenues	47,594	40,938
Provision for Uncollectibles	(5,854)	(5,924)
Notes Receivable - Affiliate	8,908	39,495
Natural Gas in Storage, average cost	57,786	55,517
Materials and Supplies, average cost	2,798	2,618
Deferred Income Taxes - Net	30,609	—
Prepaid Taxes	9,431	26,187
Derivatives - Energy Related Assets	56,327	24,242
Other Prepayments and Current Assets	17,915	11,833

Total Current Assets	482,898	394,837

Regulatory and Other Noncurrent Assets:
Regulatory Assets	296,081	352,656
Derivatives - Energy Related Assets	26,451	12,297
Unamortized Debt Issuance Costs	7,803	8,226
Notes Receivable - Affiliate	39,907	117,188
Contract Receivables	14,595	13,985
Notes Receivable	7,882	—
Other	60,036	52,964

Total Regulatory and Other Noncurrent Assets	452,755	557,316

Total Assets	$2,924,855	$2,631,440

The accompanying notes are an integral part of the consolidated financial statements.

South Jersey Industries, Inc.
Part II

	2013	2012
Capitalization and Liabilities
Equity:
Common Stock: Par Value $1.25 per share; Authorized 60,000,000 shares; Outstanding Shares: 32,715,042 (2013) and 31,653,262 (2012)
Balance at Beginning of Year	$39,567	$37,765
Common Stock Issued or Granted Under Stock Plans	1,327	1,802
Balance at End of Year	40,894	39,567
Premium on Common Stock	401,011	345,807
Treasury Stock (at par)	(186)	(182)
Accumulated Other Comprehensive Loss	(20,760)	(31,105)
Retained Earnings	406,041	382,127

Total Equity	827,000	736,214

Long-Term Debt	680,400	601,400

Total Capitalization	1,507,400	1,337,614

Current Liabilities:
Notes Payable	353,900	338,900
Current Portion of Long-Term Debt	21,000	25,000
Accounts Payable	259,757	193,331
Customer Deposits and Credit Balances	15,546	17,757
Environmental Remediation Costs	16,695	21,026
Taxes Accrued	3,234	2,156
Derivatives - Energy Related Liabilities	77,993	23,828
Deferred Income Taxes - Net	—	10,812
Interest Accrued	6,363	6,635
Pension Benefits	1,275	1,272
Other Current Liabilities	9,210	11,127

Total Current Liabilities	764,973	651,844

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	319,368	289,489
Investment Tax Credits	360	618
Pension and Other Postretirement Benefits	57,370	105,168
Environmental Remediation Costs	106,734	91,072
Asset Retirement Obligations	41,687	39,385
Derivatives - Energy Related Liabilities	22,131	5,403
Derivatives - Other	6,676	13,462
Regulatory Liabilities	60,949	56,517
Finance Obligation	20,656	21,646
Other	16,551	19,222

Total Deferred Credits and Other Noncurrent Liabilities	652,482	641,982

Commitments and Contingencies (Note 15)

Total Capitalization and Liabilities	$2,924,855	$2,631,440

The accompanying notes are an integral part of the consolidated financial statements.

South Jersey Industries, Inc.
Part II

Consolidated Statements of Changes in Equity and Comprehensive Income
(In Thousands)

	South Jersey Industries, Inc. and Subsidiaries
	Years Ended December 31, 2011, 2012 & 2013

	Common Stock	Premium on Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balance at January 1, 2011	$37,341	$257,274	$(179)	$(21,812)	$297,473	$570,097
Net Income					89,291	89,291
Other Comprehensive Loss, Net of Tax (a)				(6,626)		(6,626)
Common Stock Issued or Granted Under Stock Plans	424	16,029	(14)		(112)	16,327
Cash Dividends Declared - Common Stock					(44,975)	(44,975)

Balance at December 31, 2011	37,765	273,303	(193)	(28,438)	341,677	624,114
Net Income					91,608	91,608
Other Comprehensive Loss, Net of Tax (a)				(2,667)		(2,667)
Common Stock Issued or Granted Under Stock Plans	1,802	72,504	11		(216)	74,101
Cash Dividends Declared - Common Stock					(50,942)	(50,942)

Balance at December 31, 2012	39,567	345,807	(182)	(31,105)	382,127	736,214
Net Income					81,593	81,593
Other Comprehensive Income, Net of Tax (a)				10,345		10,345
Common Stock Issued or Granted Under Stock Plans	1,327	55,204	(4)			56,527
Cash Dividends Declared - Common Stock					(57,679)	(57,679)

Balance at December 31, 2013	$40,894	$401,011	$(186)	$(20,760)	$406,041	$827,000

(a) Determined using a combined statutory tax rate of 41% .

The accompanying notes are an integral part of the consolidated financial statements.

South Jersey Industries, Inc.
Part II

Disclosure of Changes In Accumulated Other Comprehensive Loss Balances (a)
(In Thousands)

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available- for-Sale Securities	Other Comprehensive Income (Loss) of Affiliated Companies	Accumulated Other Comprehensive Loss

Balance at January 1, 2011	$(15,928)	$(2,082)	$154	$(3,956)	$(21,812)
Changes During Year	(5,667)	(788)	(360)	189	(6,626)
Balance at December 31, 2011	(21,595)	(2,870)	(206)	(3,767)	(28,438)
Changes During Year	(1,842)	(92)	500	(1,233)	(2,667)
Balance at December 31, 2012	(23,437)	(2,962)	294	(5,000)	(31,105)
Changes During Year	4,934	265	103	5,043	10,345
Balance at December 31, 2013	$(18,503)	$(2,697)	$397	$43	$(20,760)

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

▪
South Jersey Energy Service Plus, LLC (SJESP) services residential and small commercial HVAC systems, installs small commercial HVAC systems, provides plumbing services and services appliances under warranty via a subcontractor arrangement.

▪	South Jersey Exploration, LLC (SJEX) owns oil, gas and mineral rights in the Marcellus Shale region of Pennsylvania.

BASIS OF PRESENTATION - The consolidated financial statements include the accounts of SJI, its wholly owned subsidiaries and subsidiaries in which SJI has a controlling interest. SJI eliminates all significant intercompany accounts and transactions. In management's opinion, the consolidated financial statements reflect all normal and recurring adjustments needed to fairly present SJI's financial position and operating results at the dates and for the periods presented.

Certain reclassifications have been made to the prior periods regulatory assets disclosure to conform to the current period presentation. The deferred pipeline integrity cost previously included in "Other Regulatory Assets" was reclassified to the line item "Pipeline Integrity Cost" in the regulatory asset table disclosed in Note 11.

Certain reclassifications have been made to the prior period segment disclosures to conform to the current period presentation. In all periods presented, net receivables between the Discontinued Operations segment and the Corporate and Services segment have been reclassified in the Identifiable Assets Segment disclosure in Note 8.

EQUITY INVESTMENTS - Marketable equity securities that are purchased as long-term investments are classified as Available-for-Sale Securities and carried at their fair value on the consolidated balance sheets. Any unrealized gains or losses are included in Accumulated Other Comprehensive Loss. SJI, through wholly owned subsidiaries, holds significant variable interests in several companies but is not the primary beneficiary.  Consequently, these investments are accounted for under the equity method. In the event that losses and/or distributions from these equity method investments exceed the carrying value, and the Company is obligated to provide additional financial support, the excess will be recorded as either a current or non-current liability on the consolidated balance sheets. We include the operations of these affiliated companies on a pre-tax basis in the statements of consolidated income under Equity in Earnings (Loss) of Affiliated Companies (See Note 3).  An impairment loss is recorded when there is clear evidence that a decline in value is other than temporary.  No impairment losses were recorded on Investments during 2013, 2012 or 2011.

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

South Jersey Industries, Inc.
Part II

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

OPERATING REVENUES - Gas and electric revenues are recognized in the period the commodity is delivered to customers. For SJG and SJE retail customers that are not billed at the end of the month, we record an estimate to recognize unbilled revenues for gas and electricity delivered from the date of the last meter reading to the end of the month. SJRG's gas revenues are recognized in the period the commodity is delivered. Realized and unrealized gains and losses on energy related derivative instruments are also recognized in operating revenues for SJRG. See further discussion under Derivative Instruments. We recognize revenues related to SJESP appliance service contracts on a monthly basis as work is completed or commissions are earned. Revenue related to services provided on a time and materials basis is recognized on a monthly basis as the services are provided. Marina recognizes revenue on a monthly basis as services are provided, as lease income is earned, and for on-site energy production that is delivered to its customers.

REVENUE AND THROUGHPUT-BASED TAXES — SJG collects certain revenue-based energy taxes from its customers. Such taxes include New Jersey State Sales Tax and Public Utilities Assessment (PUA). SJG also collects a throughput-based energy tax from customers in the form of a Transitional Energy Facility Assessment (TEFA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. TEFA and PUA are included in both utility revenue and cost of sales and totaled $5.2 million, $6.0 million, and $8.0 million in 2013, 2012 and 2011, respectively. TEFA is subject to a planned phase-out which decreased the assessment in increments of 25.0% in 2012 and 2013, and is eliminated after December 31, 2013.

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

ARO activity was as follows (in thousands):

	2013	2012

AROs as of January 1,	39,385	29,430
Accretion	1,530	1,872
Additions	743	1,438
Settlements	(1,630)	(1,603)
Revisions in Estimated Cash Flows (A)	1,659	8,248
ARO's as of December 31,	41,687	39,385

(A) The revision in estimated cash flows in 2013 reflects an increase in the inflation rate used to determine the ARO settlement amount. In 2012, the revision in estimated cash flows reflected increases in the contractual cost as well as changes in the discount rates used to determine the ARO. A corresponding increase was made to Regulatory Assets, thus having no impact on earnings.

South Jersey Industries, Inc.
Part II

DEPRECIATION - We depreciate utility plant on a straight-line basis over the estimated remaining lives of the various property classes. These estimates are periodically reviewed and adjusted as required after BPU approval. The composite annual rate for all depreciable utility property was approximately 2.3% in 2013, 2.4% in 2012, and 2.3% in 2011. The actual composite rate may differ from the approved rate as the asset mix changes over time. Except for retirements outside of the normal course of business, accumulated depreciation is charged with the cost of depreciable utility property retired, less salvage. Nonutility property depreciation is computed on a straight-line basis over the estimated useful lives of the property, ranging up to 50 years. Gain or loss on the disposition of nonutility property is recognized in operating income.

CAPITALIZED INTEREST - SJG capitalizes interest on construction at the rate of return on the rate base utilized by the BPU to set rates in its last base rate proceeding (see Note 10). Marina capitalizes interest on construction projects in progress based on the actual cost of borrowed funds. SJG's amounts are included in Utility Plant and Marina's amounts are included in Nonutility Property and Equipment on the consolidated balance sheets. Interest Charges are presented net of capitalized interest on the consolidated statements of income.  The amount of interest capitalized by SJI for the years ended December 31, 2013, 2012 and 2011 was $8.7 million, $6.5 million and $1.2 million, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS - We review the carrying amount of long-lived assets for possible impairment whenever events or changes in circumstances indicate that such amounts may not be recoverable. During the year ended December 31, 2012, the Company recorded an impairment charge of $2.4 million within Operating Expenses on the consolidated statement of income due to a reduction in the expected cash flows to be received from a solar generating facility within the on-site energy production segment. The Company also recorded a $1.1 million impairment charge during the year ended December 31, 2012 related to certain shallow wells in the Marcellus region as discussed under “Gas Exploration and Development”. For the years ended December 31, 2013 and 2011, no significant impairments were identified.

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

GAS EXPLORATION AND DEVELOPMENT - The Company capitalizes all costs associated with gas property acquisition, exploration and development activities under the full cost method of accounting. Capitalized costs include costs related to unproved properties, which are not amortized until proved reserves are found or it is determined that the unproved properties are impaired. All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. During the year ended December 31, 2012, the Company recorded $1.1 million of impairment charges within Other Income and Expense on the consolidated statement of income due to a reduction in the expected cash flows to be received from certain shallow wells in the Marcellus region. No impairment charges were recorded during the years ended December 31, 2013 and 2011. As of December 31, 2013 and 2012, $8.9 million and $9.0 million, respectively, related to interests in proved and unproved properties in Pennsylvania, net of amortization, are included with Nonutility Property and Equipment and Other Noncurrent Assets on the consolidated balance sheets.

South Jersey Industries, Inc.
Part II

TREASURY STOCK – SJI uses the par value method of accounting for treasury stock. As of December 31, 2013 and 2012, SJI held 148,890 and 145,414 shares of treasury stock, respectively. These shares are related to deferred compensation arrangements where the amounts earned are held in the stock of SJI.

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

NEW ACCOUNTING PRONOUNCEMENTS - Other than as described below, no new accounting pronouncement issued or effective during 2013, 2012 or 2011 had, or is expected to have, a material impact on the consolidated financial statements.

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

Under the Amended and Restated 1997 Stock-Based Compensation Plan, no more than 2,000,000 shares in the aggregate may be issued to SJI’s officers (Officers), non-employee directors (Directors) and other key employees. The plan will terminate on January 26, 2015, unless terminated earlier by the Board of Directors. No options were granted or outstanding during the years ended December 31, 2013, 2012 and 2011.   No stock appreciation rights have been issued under the plan. During the years ended December 31, 2013, 2012 and 2011, SJI granted 56,464, 40,955 and 40,711 restricted shares to Officers and other key employees, respectively.  These restricted shares vest over a three-year period and are subject to SJI achieving certain market and earnings based performance targets as compared to a peer group average, which can cause the actual amount of shares that ultimately vest to range from between 0% to 150% of the original share units granted.

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

South Jersey Industries, Inc.
Part II

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

SJI granted 12,285, 9,904 and 12,220 restricted shares to Directors in 2013, 2012 and 2011, respectively.  Shares issued to Directors in 2011 vest over a three-year service period and contain no performance conditions. Shares issued to Directors in 2013 and 2012 vest over twelve months and contain no performance conditions. As a result, 100% of the shares granted generally vest.

The following table summarizes the nonvested restricted stock awards outstanding at December 31, 2013 and the assumptions used to estimate the fair value of the awards:

	Grant Date	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate
Officers & Key Employees -	Jan. 2012 - TSR	19,810	$51.23	22.5%	0.43%
	Jan. 2012 - EPS	19,810	$56.93	N/A	N/A
	Jan. 2013 - TSR	27,286	$44.38	21.1%	0.40%
	Jan. 2013 - EPS	27,286	$51.18	N/A	N/A

Directors -	Jan. 2011	7,332	$52.94	—	—
	Jan. 2013	12,285	$51.74	—	—

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

The following table summarizes the total stock-based compensation cost for the years ended December 31 (in thousands):

	2013	2012	2011
Officers & Key Employees	$2,236	$2,096	$1,852
Directors	765	896	658
Total Cost	3,001	2,992	2,510

Capitalized	(237)	(231)	(218)
Net Expense	$2,764	$2,761	$2,292

As of December 31, 2013, there was $2.5 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 1.7 years.

South Jersey Industries, Inc.
Part II

The following table summarizes information regarding restricted stock award activity during 2013, excluding accrued dividend equivalents:

	Officers & Other Key Employees	Directors	Weighted Average Fair Value
Nonvested Shares Outstanding, January 1, 2013	81,005	27,688	$51.29
Granted	56,464	12,285	$48.49
Vested*	(39,720)	(20,356)	$49.20
Cancelled/Forfeited	(3,557)	—	$50.28
Nonvested Shares Outstanding, December 31, 2013	94,192	19,617	$50.73

*Performance targets during the three-year vesting period were not attained for the January 2011 grant. As a result, no shares will be awarded in 2014.

During the years ended December 31, 2013, 2012 and 2011, SJI awarded 66,077 shares to its Officers and other key employees at a market value of $3.3 million, 33,322 shares at a market value of $1.9 million, and 69,271 shares at a market value of $3.7 million, respectively. Also, during the years ended December 31, 2013, 2012 and 2011, SJI awarded 12,285, 9,904 and 12,220 shares to its Directors at a market value of $0.6 million for each year. The Company has a policy of issuing new shares to satisfy its obligations under these plans; therefore, there are no cash payment requirements resulting from the normal operation of this plan. However, a change in control could result in such shares becoming nonforfeitable or immediately payable in cash.  At the discretion of the Officers, Directors and other key employees, the receipt of vested shares can be deferred until future periods.  These deferred shares are included in Treasury Stock on the consolidated balance sheets.

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

SJI conducts tests annually to estimate the environmental remediation costs for these properties.

Summarized operating results of the discontinued operations for the years ended December 31, were (in thousands, except per share amounts):

	2013	2012	2011
Loss before Income Taxes:
Sand Mining	$(406)	$(1,396)	$(169)
Fuel Oil	(816)	(401)	(701)
Income Tax Benefits	426	629	302
Loss from Discontinued Operations — Net	$(796)	$(1,168)	$(568)
Earnings Per Common Share from
Discontinued Operations — Net:
Basic	$(0.03)	$(0.04)	$(0.02)
Diluted	$(0.02)	$(0.04)	$(0.02)

AFFILIATIONS — The following affiliated entities are accounted for under the equity method:

Energenic – US, LLC (Energenic) - Marina and a joint venture partner formed Energenic, in which Marina has a 50% equity interest Energenic develops and operates on-site, self-contained, energy-related projects.

South Jersey Industries, Inc.
Part II

In April 2012, Energenic acquired The Energy Network, LLC, a holding company for the Hartford Steam Company, TEN Companies and CNE Power I, LLC. In conjunction with this acquisition, Marina provided $35.4 million of advances to Energenic, which were repaid by Energenic during the second quarter of 2013 when permanent financing was obtained.

Potato Creek, LLC (Potato Creek) - SJI and a joint venture partner formed Potato Creek, in which SJI has a 30% equity interest.  Potato Creek owns and manages the oil, gas and mineral rights of certain real estate in Pennsylvania.

LVE Energy Partners, LLC (LVE) - In March 2013, substantially all of the assets of Marina's joint venture, LVE, an entity in which Marina has a 50% equity interest, were sold. As a result of the transaction, Marina received cash proceeds of $57.9 million. LVE was dissolved prior to December 31, 2013. See Note 15.

During 2013, 2012 and 2011, the Company made investments in, and provided net advances to, unconsolidated affiliates of $9.6 million, $94.0 million and $14.6 million, respectively. These amounts do not include the cash proceeds from LVE and the repayment of the advances to Energenic as discussed above. The purpose of these investments and advances was to cover certain project-related costs of affiliates.   As of December 31, 2013 and 2012, the outstanding balance on these Notes Receivable – Affiliate was $48.8 million and $156.7 million, respectively. These notes are secured by property, plant and equipment of the affiliates, accrue interest at 7.5% and are to be repaid through 2025.

SJI holds significant variable interests in these entities but is not the primary beneficiary. Consequently, these entities are accounted for under the equity method because SJI does not have both a) the power to direct the activities of the entity that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. As of December 31, 2013, the Company had a net asset of approximately $78.3 million included in Investment in Affiliates and Other Noncurrent Liabilities on the consolidated balance sheets related to equity method investees, in addition to Notes Receivable – Affiliate as discussed above. SJI’s maximum exposure to loss from these entities as of December 31, 2013 is limited to its combined equity contributions and the Notes Receivable-Affiliate in the amount of $127.1 million and the guarantees discussed in Note 15.

The following tables present summarized financial information of the total balances for all Affiliates (of which, on average, SJI has only a 50% equity interest) accounted for under the equity method (in thousands):

	2013	2012
Current assets	$57,725	$57,711
Noncurrent assets	$494,933	$759,996
Current liabilities	$60,355	$211,628
Noncurrent liabilities	$341,548	$460,560

	2013	2012	2011
Revenues	$178,026	$148,009	$95,647
Cost of sales	$91,228	$71,141	$64,181
Income from continuing operations	$6,229	$5,795	$1,522
Net Income	$6,229	$5,795	$1,522

South Jersey Industries, Inc.
Part II

4.	INCOME TAXES:

SJI files a consolidated federal income tax return. State income tax returns are filed on a separate company basis in states where SJI has operations and/or a requirement to file. Total income taxes applicable to operations differ from the tax that would have resulted by applying the statutory Federal income tax rate to pre-tax income for the following reasons (in thousands):

	2013	2012	2011

Tax at Statutory Rate	$22,181	$36,490	$39,326
Increase (Decrease) Resulting from:
State Income Taxes	971	5,857	6,763
ESOP	(1,176)	(1,141)	(1,063)
Amortization of Investment Tax Credits - Utility	(258)	(287)	(302)
Amortization of Flowthrough Depreciation	—	—	526
AFUDC	(916)	(1,048)	(729)
Investment and Other Tax Credits	(38,179)	(26,574)	(21,927)
Other - Net	(1,637)	(1,818)	(92)
Income Taxes:
Continuing Operations	(19,014)	11,479	22,502
Discontinued Operations	(426)	(629)	(302)
Net Income Taxes	$(19,440)	$10,850	$22,200

The provision for Income Taxes is comprised of the following (in thousands):

	2013	2012	2011
Current:
Federal	$(273)	$(8,761)	$(844)
State	3,066	221	345
Total Current	2,793	(8,540)	(499)
Deferred:
Federal	(19,978)	11,515	13,244
State	(1,571)	8,791	10,059
Total Deferred	(21,549)	20,306	23,303
Investment Tax Credit - Utility	(258)	(287)	(302)
Income Taxes:
Continuing Operations	(19,014)	11,479	22,502
Discontinued Operations	(426)	(629)	(302)
Net Income Taxes	$(19,440)	$10,850	$22,200

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

South Jersey Industries, Inc.
Part II

The net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes resulted in the following net deferred tax liabilities (assets) at December 31 (in thousands):

	2013	2012
Current:
Net Operating Loss Carryforward	$(26,800)	$(2,586)
Derivatives / Unrealized Gain	(8,608)	257
Conservation Incentive Program	4,631	13,942
Budget Billing - Customer Accounts	1,152	1,033
Provision for Uncollectibles	(1,994)	(1,883)
Other	1,010	49
Current Deferred Tax (Asset) Liability - Net	$(30,609)	$10,812
Noncurrent:
Book versus Tax Basis of Property	$476,039	$395,322
Deferred Gas Costs - Net	1,330	3,325
Environmental	13,017	16,006
Deferred Regulatory Costs	13,665	15,374
Deferred State Tax	(17,949)	(17,924)
Investment Tax Credit Basis Gross-Up	(185)	(318)
Deferred Pension & Other Post Retirement Benefits	24,218	39,174
Pension & Other Post Retirement Benefits	(17,777)	(33,739)
Deferred Revenues	(9,593)	(9,367)
Derivatives / Unrealized Gain	2,149	(82)
Net Operating Loss Carryforward	(90,818)	(79,217)
Investment and Other Tax Credits	(117,726)	(71,547)
Equity In Loss Of Affiliated Companies	37,764	30,707
Other	5,234	1,775
Noncurrent Deferred Tax Liability - Net	$319,368	$289,489

As of December 31, 2013, SJI has federal net operating loss carryforwards of $317.7 million and state net operating loss carryforwards of $105.4 million. Of these totals, $163.9 million and $45.9 million of the federal and state net operating loss carryforwards, respectively, will expire in 2031, $43.7 million and $19.4 million of the federal and state net operating loss carryforwards, respectively, will expire in 2032 and $110.1 million and $40.1 million of the federal and state net operating loss carryforwards, respectively, will expire in 2033. SJI also has investment tax credit carryforwards of $116.5 million, of which $11.6 million will expire in 2030, $26.6 million will expire in 2031,$32.1 million will expire in 2032 and $46.2 million will expire in 2033. SJI has $1.2 million of federal alternative minimum tax credits which have no expiration date. A valuation allowance is recorded when it is more likely than not that any of SJI's deferred tax assets will not be realized. SJI believes that it will generate sufficient future taxable income to realize the income tax benefits related to SJI's net deferred tax assets.

The total unrecognized tax benefits as of December 31, 2013, 2012, and 2011 were $0.5 million, $0.5 million, and $0.7 million, respectively, which excludes $0.6 million, $0.6 million, and $0.7 million of accrued interest and penalties, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, is as follows (in thousands):

	2013	2012	2011
Balance at January 1,	$503	$736	$793
Increase as a result of tax positions taken in prior years	44	108	119
Decrease due to a lapse in the statute of limitations	—	(341)	(90)
Settlements	—	—	(86)
Balance at December 31,	$547	$503	$736

South Jersey Industries, Inc.
Part II

The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is not significant.  The Company's policy is to record interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively. These amounts were not significant in 2013, 2012 or 2011. There have been no significant changes to the unrecognized tax benefits during 2013, 2012 or 2011 and the Company does not anticipate any significant changes in the total unrecognized tax benefits within the next 12 months.

The unrecognized tax benefits are primarily related to an uncertainty of state income tax issues relating to the Company's nexus in certain states.  Federal and state income tax returns from 2009 forward are open and subject to examination.

5.	PREFERRED STOCK:

REDEEMABLE CUMULATIVE PREFERRED STOCK - SJI has 2,500,000 authorized shares of Preference Stock, no par value, which has not been issued.

6.	COMMON STOCK:

The following shares were issued and outstanding at December 31:

	2013	2012	2011
Beginning of Year	31,653,262	30,212,453	29,872,825
New Issues During Year:
Dividend Reinvestment Plan	983,417	1,397,583	259,359
Stock-Based Compensation Plan	78,363	43,226	80,269
End of Year	32,715,042	31,653,262	30,212,453

The par value ($1.25 per share) of stock issued was recorded in Common Stock and the net excess over par value at December 31, 2013, 2012, and 2011 of approximately $55.2 million, $72.5 million, and $16.0 million, respectively, was recorded in Premium on Common Stock.

EARNINGS PER COMMON SHARE (EPS) — Basic EPS is based on the weighted-average number of common shares outstanding.  The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 57,760, 79,475, and 86,031 shares for the years ended December 31, 2013, 2012 and 2011, respectively. These shares relate to SJI’s restricted stock as discussed in Note 2.

DIVIDENDS PER SHARE - Dividends per share were $1.80, $1.65 and $1.50 for the years ended December 31, 2013, 2012 and 2011, respectively.

DIVIDEND REINVESTMENT PLAN (DRP) —The Company offers a DRP which allows participating shareholders to purchase shares of SJI common stock by automatic reinvestment of dividends or optional purchases. Shares of common stock offered by the DRP have been issued directly by SJI from its authorized but unissued shares of common stock. The Company raised $54.0 million and $70.2 million of equity capital through the DRP during the years ended December 31, 2013 and 2012, respectively.

7.	FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS — In accordance with the terms of certain Marina and SJG loan agreements, unused proceeds are required to be escrowed pending approval of construction expenditures. As of both December 31, 2013 and 2012, the escrowed proceeds, including interest earned, totaled $1.3 million.

The Company maintains margin accounts with selected counterparties to support its risk management activities. The balances required to be held in these margin accounts increase as the net value of the outstanding energy related contracts with the respective counterparties decrease. As of December 31, 2013 and 2012, the balances in these accounts totaled $41.8 million and $16.6 million, respectively. The carrying amounts of the Restricted Investments approximate their fair values at December 31, 2013 and 2012, which would be included in Level 1 of the fair value hierarchy (See Note 17 - Fair Value of Financial Assets and Financial Liabilities).

South Jersey Industries, Inc.
Part II

LONG-TERM RECEIVABLES — SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources.  The terms of these loans call for customers to make monthly payments over a period of up to five years with no interest.  The carrying amounts of such loans were $15.0 million and $13.6 million as of December 31, 2013 and 2012, respectively. The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Contract Receivables on the consolidated balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $1.3 million as of both December 31, 2013 and 2012.  The annual amortization to interest is not material to the Company’s consolidated financial statements.   The carrying amounts of these receivables approximate their fair value at December 31, 2013 and 2012, which would be included in Level 2 of the fair value hierarchy (See Note 17 - Fair Value of Financial Assets and Financial Liabilities).

CREDIT RISK - As of December 31, 2013, approximately $28.1 million or 33.9% of current and noncurrent Derivatives–Energy Related Assets are with two counterparties. One of these counterparties has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assigned to SJI in the event of default by the counterparty.

FINANCE OBLIGATION - During 2010, ACB Energy Partners LLC (ACB), a wholly-owned subsidiary of Energenic, of which Marina has a 50% equity interest, completed construction of a combined heat and power generating facility to serve, under an energy services agreement, a thermal plant owned by Marina. Construction period financing was provided by Marina. As substantially all of the costs of constructing the facility were funded by the financing provided by Marina, Marina was considered the owner of the facility for accounting purposes during the construction period. When an entity is considered the accounting owner during the construction period, a sale of the asset effectively occurs when construction of the asset is completed. However, due to its continuing involvement in the facility through its equity interest in Energenic, Marina continues to be considered the owner of the facility for accounting purposes under ASC Topic 360 Property, Plant and Equipment. As a result, the transaction is being accounted for as a financing arrangement under ASC Topic 840 Leases and therefore the Company has included costs to construct the facility within Nonutility Property, Plant and Equipment on the consolidated balance sheets of $23.7 million and $23.6 million as of December 31, 2013 and 2012, respectively. In addition, the Company included repayments from ACB to Marina on the construction loan within the Finance Obligation on the consolidated balance sheets. Marina does not have a fixed payment obligation to ACB; as a result, the Finance Obligation is classified as a noncurrent liability on the consolidated balance sheets. The costs to construct the facility and the repayments of the construction loan are amortized over the term of the energy services agreement. The impact on the consolidated statements of income is not significant. As a result, the Company recorded $20.7 million and $21.6 million, net of amortization, within Finance Obligation on the consolidated balance sheets at December 31, 2013 and 2012, respectively.

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE - The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. The carrying amounts of SJI's financial instruments approximate their fair values at December 31, 2013 and 2012, except as noted below.

•
For Long-Term Debt, in estimating the fair value, we use the present value of remaining cash flows at the balance sheet date. We based the estimates on interest rates available to SJI at the end of each period for debt with similar terms and maturities (Level 2 in the fair value hierarchy, see Note 17 - Fair Value of Financial Assets and Financial Liabilities). The estimated fair values of SJI's long-term debt, including current maturities, as of December 31, 2013 and 2012, were $713.2 million and $682.3 million, respectively. The carrying amounts of SJI's long-term debt, including current maturities, as of December 31, 2013 and 2012, was $701.4 million and $626.4 million, respectively.

OTHER FINANCIAL INSTRUMENTS – The carrying amounts of SJI’s other financial instruments approximate their fair values at December 31, 2013 and 2012.

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

Information about SJI’s operations in different reportable operating segments is presented below (in thousands):

	2013	2012	2011
Operating Revenues:
Gas Utility Operations	$446,480	$421,874	$412,449
Wholesale Energy Operations	831	17,429	68,370
Retail Energy Operations:
Retail Gas and Other Operations	107,748	80,486	100,977
Retail Electric Operations	128,932	144,197	206,422
On-Site Energy Production	43,551	38,308	39,919
Appliance Service Operations	13,723	13,646	17,056
Subtotal Retail Energy Operations	293,954	276,637	364,374
Corporate & Services	31,286	29,318	25,325
Subtotal	772,551	745,258	870,518
Intersegment Sales	(41,130)	(38,978)	(41,958)
Total Operating Revenues	$731,421	$706,280	$828,560

South Jersey Industries, Inc.
Part II

	2013	2012	2011
Operating Income:
Gas Utility Operations	$105,822	$101,762	$102,663
Wholesale Energy Operations	(37,720)	(2,142)	16,225
Retail Energy Operations:
Retail Gas and Other Operations	278	(1,204)	478
Retail Electric Operations	(98)	12,683	1,755
On-Site Energy Production	(2,011)	(1,696)	2,254
Appliance Service Operations	2,995	(225)	(1,539)
Subtotal Retail Energy Operations	1,164	9,558	2,948
Corporate and Services	370	720	(229)
Total Operating Income	$69,636	$109,898	$121,607

Depreciation and Amortization:
Gas Utility Operations	$48,261	$44,171	$41,959
Wholesale Energy Operations	206	229	253
Retail Energy Operations:
Retail Gas and Other Operations	93	78	33
On-Site Energy Production	15,192	9,604	4,527
Appliance Service Operations	261	308	322
Subtotal Retail Energy Operations	15,546	9,990	4,882
Corporate and Services	877	699	665
Total Depreciation and Amortization	$64,890	$55,089	$47,759

Interest Charges:
Gas Utility Operations	$12,550	$12,427	$18,922
Wholesale Energy Operations	417	229	54
Retail Energy Operations:
Retail Gas and Other Operations	280	139	186
On-Site Energy Production	4,480	4,936	5,436
Subtotal Retail Energy Operations	4,760	5,075	5,622
Corporate and Services	6,004	4,219	2,648
Subtotal	23,731	21,950	27,246
Intersegment Borrowings	(4,906)	(2,964)	(3,168)
Total Interest Charges	$18,825	$18,986	$24,078

Income Taxes:
Gas Utility Operations	$34,833	$33,711	$34,281
Wholesale Energy Operations	(15,070)	(907)	7,517
Retail Energy Operations:
Retail Gas and Other Operations	434	(144)	511
Retail Electric Operations	(40)	5,181	717
On-Site Energy Production	(40,755)	(26,811)	(22,258)
Appliance Service Operations	1,237	(75)	1,480
Subtotal Retail Energy Operations	(39,124)	(21,849)	(19,550)
Corporate and Services	347	524	254
Total Income Taxes	$(19,014)	$11,479	$22,502

South Jersey Industries, Inc.
Part II

	2013	2012	2011
Property Additions:
Gas Utility Operations	$173,099	$156,990	$141,918
Wholesale Energy Operations	50	23	83
Retail Energy Operations:
Retail Gas and Other Operations	702	177	22
On-Site Energy Production	151,592	107,993	57,093
Appliance Service Operations	—	34	254
Subtotal Retail Energy Operations	152,294	108,204	57,369
Corporate and Services	3,061	4,308	605
Total Property Additions	$328,504	$269,525	$199,975

	2013	2012
Identifiable Assets (See Note 1):
Gas Utility Operations	$1,909,126	$1,786,459
Wholesale Energy Operations	331,182	204,358
Retail Energy Operations:
Retail Gas and Other Operations	50,384	39,481
Retail Electric Operations	25,496	21,919
On-Site Energy Production	576,315	543,416
Appliance Service Operations	1,812	3,244
Subtotal Retail Energy Operations	654,007	608,060
Discontinued Operations	1,068	2,290
Corporate and Services	406,245	334,798
Intersegment Assets	(376,773)	(304,525)
Total Identifiable Assets	$2,924,855	$2,631,440

9.    LEASES:

The Company is considered to be the lessor of certain thermal energy generating property and equipment under an operating lease which expires in May 2027. As of December 31, 2013 and 2012 the carrying costs of this property and equipment under operating lease was $81.8 million and $72.3 million, respectively, (net of accumulated depreciation of $22.7 million and $20.0 million, respectively) and is included in Nonutility Property and Equipment in the consolidated balance sheets.

Minimum future rentals to be received on non-cancelable leases of thermal energy generating property and equipment as of December 31, 2013 for each of the next five years and in the aggregate are (in thousands):

Year ended December 31,
2014	$5,396
2015	5,396
2016	5,396
2017	5,396
2018	5,396
Thereafter	45,418
Total minimum future rentals	$72,398

Minimum future rentals do not include additional amounts to be received based on actual use of the leased property.

South Jersey Industries, Inc.
Part II

10.	RATES AND REGULATORY ACTIONS:

BASE RATES - SJG is subject to the rules and regulations of the BPU.  In September 2010, the BPU granted SJG a base rate increase of $42.1 million, which was predicated, in part, upon an 8.21% rate of return on rate base that included a 10.3% return on common equity. The $42.1 million includes $16.6 million of revenue previously recovered through the Conservation Incentive Program (CIP) and $6.8 million of revenues previously recovered through the Capital Investment Recovery Tracker (CIRT), resulting in incremental revenue of $18.7 million.  SJG was permitted to recover regulatory assets contained in its petition and defer certain federally mandated pipeline integrity management program costs for recovery in its next base rate case.  In addition, annual depreciation expense will be reduced by $1.2 million as a result of the amortization of excess cost of removal recoveries.  The BPU also authorized a Phase II of the base rate proceeding to review the costs of CIRT projects not rolled into rate base in the September 2010 settlement. A proceeding took place in 2013 to roll into base rates the remaining $22.5 million of CIRT I project costs that were not included in the 2010 rate increase, as well as CIRT II and III investments totaling $95.0 million that were made subsequent to the 2010 base rate case. These costs were rolled into rate base and reflected in base rates effective October 2013.

In November 2013, SJG filed a base rate case with the BPU to increase its base rates to obtain a certain level of return on its capital investments. SJG expects the base rate case to be concluded during 2014. Other than the CIRT items discussed above, SJG has not sought a base rate increase from the BPU since the implementation of its base rate case approved in September 2010.

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
.

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

•	December 2011 - SJG credited the accounts of its periodic BGSS customers with refunds totaling $18.7 million due to gas costs that were lower than projections.

•	May 2012 - The BPU issued an Order finalizing the 2011-2012 provisional BGSS rates.

•	June 2012 - SJG filed its annual BGSS filing with the BPU requesting a $27.0 million, or 8.8%, reduction in gas cost recoveries commencing on October 1, 2012.

•	September 2012 - The BPU issued an Order approving, on a provisional basis, SJG's request for a 27.0 million, or 8.8%, reduction in gas cost recoveries.

•	January 2013 - SJG credited the accounts of its periodic BGSS customers with refunds totaling $9.4 million due to gas costs that were lower than projections.

•	May 2013 - SJG filed its annual BGSS filing with the BPU requesting a $0.6 million reduction in gas cost recoveries.

•	September 2013 - The BPU issued an Order approving, on a provisional basis, SJG’s request for a $0.6 million reduction in gas cost recoveries.

•	January 2014 - SJG credited the accounts of its periodic BGSS customer with refunds totaling $11.2 million due to gas costs that were lower than projected.

South Jersey Industries, Inc.
Part II

Conservation Incentive Program (CIP) - The primary purpose of the CIP is to promote conservation efforts, without negatively impacting financial stability, and to base SJG's profit margin on the number of customers rather than the amount of natural gas distributed to customers. In October 2006, the BPU approved SJG's CIP as a three-year pilot program. In January 2010, the BPU approved an extension of this program through September 2013, with an automatic one year extension through September 2014 if a request for an extension was filed by March 2013. A petition was filed in March 2013 to extend the CIP program.  Each CIP year begins October 1 and ends September 30 of the subsequent year. On a monthly basis during the CIP year, SJG records adjustments to earnings based on weather and customer usage factors, as incurred. Subsequent to each year, SJG makes filings with the BPU to review and approve amounts recorded under the CIP. BPU approved cash inflows or outflows generally will not begin until the next CIP year.

Regulatory actions regarding the CIP were as follows:

•
June 2011 - SJG made its annual CIP filing with the BPU requesting recovery of $2.5 million, which includes a $2.7 million credit to customers for the current 2011-2012 CIP year and prior year carryovers of $5.2 million. The CIP credit of $2.7 million includes $1.3 million non-weather related credits and $1.4 million weather related credits.

•
September 2011 - The BPU issued an Order finalizing the 2010-2011 provisional CIP rates and also approved, on a provisional basis, the 2011-2012 CIP rates filed in June 2011, effective October 1, 2011.

•	May 2012 - The BPU issued an Order finalizing the 2011-2012 provisional CIP rates.

•	June 2012 - SJG made its annual CIP filing with the BPU requesting recovery of $28.0 million, which includes a $8.4 million non-weather related recovery and a $19.6 million weather related recovery.

•	September 2012 - The BPU issued an Order approving, on a provisional basis, the 2012-2013 CIP rates filed in June 2012, effective October 1, 2012.

•	March 2013 - SJG filed a joint petition with another utility requesting modification to, and the continuation of, the CIP program effective October 1, 2013.

•
May 2013 - SJG made its annual CIP filing with the BPU requesting a reduction in revenue of $17.8 million, which includes a $2.3 million reduction in non-weather related recovery and a $15.5 million reduction in weather related recovery.

•	September 2013 - The BPU issued an Order approving, on a provisional basis, the 2013-2014 CIP rates filed in May 2013, effective October 1, 2013.

Capital Investment Recovery Tracker (CIRT) - In January 2009, SJG made a filing with the BPU requesting approval for an accelerated infrastructure investment program.  The purpose of the CIRT was to accelerate $103.0 million of capital expenditures from five years to two years.  The petition requested that the Company be allowed to earn a return of, and a return on, its investment.  Under the CIRT, 2009 spending was projected to be $70.5 million and 2010 spending was projected to be $32.5 million.  In September 2010, the BPU authorized $81.3 million of CIRT-related expenditures to be rolled into rate base and also authorized that the remaining balance of CIRT-related expenditures continue to be recovered.  These remaining expenditures were reviewed and rolled into rate base during Phase II of the base rate case. On a monthly basis during the CIRT year, SJG recorded adjustments to earnings based on actual CIRT program expenditures, as incurred.  Annually, SJG made filings with the BPU for review and approval of expenditures recorded under the CIRT.

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

South Jersey Industries, Inc.
Part II

•
September 2013 - The BPU approved the base rate roll in of the CIRT I, II and III program investments effective October 2013, resulting in a $15.5 million increase in annual revenue. This approval also concluded Phase II of the 2010 base rate case.

All CIRT program investments have been rolled into rate base and the CIRT program is now concluded.

Accelerated Infrastructure Replacement Program (AIRP) - In July 2012, SJG filed a petition to implement a five-year, $250.0 million Accelerated Infrastructure Replacement Program (AIRP) to replace the annual CIRT programs. In February 2013, the BPU issued a Board Order approving a $141.2 million program to replace cast iron and unprotected bare steel mains and services over a four year period, with annual investments of approximately $35.3 million. Pursuant to the Board Order, AIRP investments are to be reviewed and included in rate base in future base rate proceedings.

Storm Hardening and Reliability Program (SHARP) - In September 2013, SJG filed with the BPU an asset hardening program pursuant to which SJG will invest approximately $280.0 million over seven years to replace low pressure distribution mains and services with high pressure mains and services in coastal areas that are susceptible to flooding during major storm events. This petition is currently pending.

Energy Efficiency Tracker (EET) - In January 2009, SJG filed a petition with the BPU requesting approval of an Energy Efficiency Program (EEP I) for residential, commercial and industrial customers. The BPU approved this petition in July 2009.  Under this program, SJG is permitted to invest $17.0 million over two years in energy efficiency measures to be installed in customer homes and businesses. SJG also recovers incremental operating and maintenance expenses and earn a return of, and return on, program investments.

Regulatory actions regarding the EET were as follows:

•
November 2010 - SJG filed a petition with the BPU requesting a one year extension of the program and a reallocation of investment dollars between the EET programs to fund the more popular programs. In January 2011, SJG’s request to reallocate investment dollars between the programs and a one year extension was approved by the BPU.

•	June 2011 - SJG filed its annual 2011-2012 petition requesting approval of a $4.7 million increase in EET recovery. This petition was approved in September 2012 with rates effective October1, 2012.

•	October 2011 - SJG filed a petition requesting a modification of the EET with regards to the Combined Heat and Power (CHP) program. The BPU approved this petition in February 2012.

•
May 2012 - SJG filed a petition requesting the approval of a new Energy Efficiency Program (“EEP II”) and to continue the existing EET to recover all costs associated with the EEP II through a $3.1 million increase in annual revenues. These programs provide customers with increased incentives to reduce their natural gas consumption. In June 2013, the BPU approved the EEP II program in the form of an extension of the existing EEP program, permitting SJG to invest $24.0 million in energy efficiency programs through June 2015. The BPU also approved in June 2013 an extension of the EET with a $2.1 million revenue increase effective July 2013.

•
June 2012 - SJG filed a petition requesting a continuation of the original Energy Efficiency Program (“EEP I”) to bridge the gap between the expiration of the EEP I program on April 30, 2012, and the implementation of the proposed new EEP II program. This petition was approved by the BPU in August 2012. Also in June 2012, SJG filed its 2012 - 2013 annual EET rate adjustment petition requesting a $5.8 million increase in annual revenues to recover the costs associated with its EEP I program. This petition is still pending.

•	May 2013 - SJG filed its annual petition requesting an increase of $2.2 million for current EET programs. This petition is still pending.

Societal Benefits Clause (SBC) - The SBC allows SJG to recover costs related to several BPU-mandated programs. Within the SBC are a Remediation Adjustment Clause (RAC), a New Jersey Clean Energy Program (NJCEP), a Universal Service Fund (USF) program and a Consumer Education Program (CEP).

South Jersey Industries, Inc.
Part II

Regulatory actions regarding the SBC, with the exception of USF which requires separate regulatory filings, were as follows:

•	July 2011 - SJG made its annual 2011-2012 SBC filing requesting a $31.2 million increase in SBC recoveries. The BPU approved this filing in July 2013.

•	September 2011 - The BPU finalized rates for the 2008-2009 and 2009-2010 SBC petitions.

•	July 2012 - SJG made its annual 2012-2013 SBC filing requesting an $11.8 million increase in SBC recoveries. The BPU approved this filing in July 2013.

•	September 2012 - The BPU finalized rates for the 2010-2011 SBC petition effective October 1, 2012.

•	July 2013- SJG made its annual 2013-2014 SBC filing requesting a $6.4 million decrease in SBC revenues. This petition is still pending.

Remediation Adjustment Clause (RAC) - The RAC recovers environmental remediation costs of 12 former gas manufacturing plants (See Note 15). The BPU allows SJG to recover such costs over seven-year amortization periods. The net between the amounts actually spent and amounts recovered from customers is recorded as a regulatory asset, Environmental Remediation Cost Expended - Net. Note that RAC activity affects revenue and cash flows but does not directly affect earnings because of the cost recovery over seven-year amortization periods. As of December 31, 2013 and 2012, SJG reflected the unamortized remediation costs of $29.9 million and $37.9 million, respectively, on the consolidated balance sheets under Regulatory Assets (See Note 11). Since implementing the RAC in 1992, SJG has recovered $92.6 million through rates.

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

•
June 2012 - SJG made its annual USF filing, along with the state's other electric and gas utilities, proposing to decrease annual statewide gas revenues by $0.5 million. This proposal was designed to decrease SJG's annual USF revenue by $0.1 million.

•
September 2012 - The BPU approved the statewide budget of $78.0 million for all of the State's gas utilities. SJG's portion of the total is approximately $8.2 million, which decreased rates effective October 1, 2012, resulting in a $0.1 million decrease to SJG's annual USF recoveries.

•
June 2013 - SJG made its annual USF filing, along with the state’s other electric and gas utilities, proposing to decrease the statewide gas revenues by $29.4 million. This proposal was designed to decrease SJG's annual USF revenue by $3.7 million.

•
September 2013 - The BPU approved the statewide USF budget of $54.4 million for all the State’s gas utilities.  SJG's portion of the total is approximately $5.8 million, which decreased rates effective October 1, 2013, resulting in a $3.4 million decrease to SJG's USF recoveries.

South Jersey Industries, Inc.
Part II

Other Regulatory Matters -

Unbundling - In 2000, the BPU approved full unbundling of SJG's system. This allows all natural gas consumers to select their natural gas commodity supplier. As of December 31, 2013, 47,074 of SJG's customers were purchasing their gas commodity from someone other than SJG. Customers choosing to purchase natural gas from providers other than the utility are charged for the cost of gas by the marketer. The resulting decrease in utility revenues is offset by a corresponding decrease in gas costs. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income or financial condition. The BPU continues to allow for full recovery of prudently incurred natural gas costs through the BGSS. Unbundling did not change the fact that SJG still recovers cost of service, including certain deferred costs, through base rates.

Pipeline Integrity - In October 2005, SJG filed a petition with the BPU to implement a Pipeline Integrity Management Tracker (Tracker). The purpose of this Tracker was to recover incremental costs to be incurred by SJG as a result of new federal regulations, which are aimed at enhancing public safety and reliability. The regulations require that utilities use a comprehensive analysis to assess, evaluate, repair and validate the integrity of certain transmission lines in the event of a leak or failure. As part of SJG's September 2010 base rate increase, SJG was permitted to recover previously deferred pipeline integrity costs incurred through September 2010.  In addition, SJG is authorized to defer future program costs, including related carrying costs, for recovery in the next base rate proceeding, subject to review by the BPU.  Accordingly, SJG withdrew its petition for the Pipeline Integrity Management Tracker.  As of December 31, 2013 and 2012, deferred pipeline integrity costs totaled $2.8 million and $1.6 million, respectively, and are included in other regulatory assets.

Superstorm Sandy - In June 2013, SJG filed a petition requesting deferral of incremental operating and maintenance expenses incurred due to Superstorm Sandy. These costs totaled $0.7 million and are expected to be recovered in SJG’s next base rate case. This petition is currently pending.

Filings and petitions described above are still pending unless otherwise indicated.

11.	REGULATORY ASSETS & REGULATORY LIABILITIES:

The discussion under Note 10, Rates and Regulatory Actions, is integral to the following explanations of specific regulatory assets and liabilities.

Regulatory Assets consisted of the following items (in thousands):

	December 31, 2013	December 31, 2012
Environmental Remediation Costs:
Expended - Net	$29,945	$37,892
Liability for Future Expenditures	119,492	107,410
Deferred Asset Retirement Obligation Costs	31,142	30,199
Deferred Pension and Other Postretirement Benefit Costs	59,284	95,897
Conservation Incentive Program Receivable	10,526	31,686
Societal Benefit Costs Receivable	10,408	12,801
Premium for Early Retirement of Debt	955	1,075
Deferred Interest Rate Contracts	3,735	7,761
Energy Efficiency Tracker	10,420	12,306
Pipeline Supplier Service Charges	7,106	8,771
Pipeline Integrity Cost	2,902	1,584
Other Regulatory Assets	10,166	5,274

Total Regulatory Assets	$296,081	$352,656

South Jersey Industries, Inc.
Part II

Except where noted below, all regulatory assets are or will be recovered through utility rate charges, as detailed in the following discussion. SJG is currently permitted to recover interest on Environmental Remediation Costs, Societal Benefit Costs Receivable, Energy Efficiency Tracker and Pipeline Integrity Costs, while the other assets are being recovered without a return on investment.

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

Premium for Early Retirement of Debt - At December 31, 2013, this regulatory asset represents unamortized debt issuance costs related to long-term debt refinancings. Unamortized debt issuance costs are being amortized over the term of the new debt issue pursuant to regulatory approval by the BPU.

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

Pipeline Integrity Cost - As part of SJG's September 2010 base rate increase, SJG was permitted to recover previously deferred pipeline integrity costs incurred through September 2010. In addition, SJG is authorized to defer future program costs, including related carrying costs, for recovery in SJG's next base rate proceeding, subject to review by the BPU (see Note 3).

Other Regulatory Assets - Some of the assets included in Other Regulatory Assets are currently being recovered from ratepayers as approved by the BPU. Management believes the remaining deferred costs are probable of recovery from ratepayers through future utility rates.

South Jersey Industries, Inc.
Part II

Regulatory Liabilities consisted of the following items (in thousands):

	December 31, 2013	December 31, 2012
Excess Plant Removal Costs	$40,029	$45,593
Deferred Revenues - Net	19,067	10,924
Other Regulatory Liabilities	1,853	—

Total Regulatory Liabilities	$60,949	$56,517

Excess Plant Removal Costs - Represents amounts accrued in excess of actual utility plant removal costs incurred to date.  As part of SJG's September 2010 base rate increase, SJG is required to amortize approximately $1.2 million of this balance to depreciation expense each year.

Deferred Revenues - Net - Over/under collections of gas costs are monitored through SJG’s BGSS mechanism.  Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability (See Note 10).  Derivative contracts used to hedge SJG's natural gas purchases are also included in the BGSS, subject to BPU approval.  The increase from a $10.9 million regulatory liability at December 31, 2012 to a $19.1 million regulatory liability at December 31, 2013 was due to gas costs recovered from customers exceeding the actual cost of the commodity incurred during 2013.
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

South Jersey Industries, Inc.
Part II

Net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits
	2013	2012	2011
Service Cost	$5,421	$4,533	$3,918
Interest Cost	9,439	9,622	9,524
Expected Return on Plan Assets	(11,914)	(10,341)	(9,367)
Amortizations:
Prior Service Cost	251	251	267
Actuarial Loss	9,006	7,629	5,440
Net Periodic Benefit Cost	12,203	11,694	9,782
ERIP Costs	—	—	102
Capitalized Benefit Costs	(5,002)	(4,684)	(3,661)
Total Net Periodic Benefit Expense	$7,201	$7,010	$6,223

	Other Postretirement Benefits
	2013	2012	2011
Service Cost	$1,139	$1,037	$996
Interest Cost	2,730	3,001	3,201
Expected Return on Plan Assets	(2,378)	(2,105)	(2,248)
Amortizations:
Prior Service Credits	(283)	(283)	(355)
Actuarial Loss	1,738	1,725	1,654
Net Periodic Benefit Cost	2,946	3,375	3,248
Capitalized Benefit Costs	(1,172)	(1,340)	(1,222)
Total Net Periodic Benefit Expense	$1,774	$2,035	$2,026

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

South Jersey Industries, Inc.
Part II

Details of the activity within the Regulatory Asset and Accumulated Other Comprehensive Loss associated with Pension and Other Postretirement Benefits are as follows (in thousands):

	Regulatory Assets		Accumulated Other Comprehensive Loss (pre-tax)
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Balance at January 1, 2012	$61,811	$26,435	$31,766	$4,745

Amounts Arising during the Period:
Net Actuarial Loss (Gain)	11,599	2,089	6,811	(446)
Amounts Amortized to Net Periodic Costs:
Net Actuarial Loss	(4,490)	(1,535)	(3,103)	(187)
Prior Service (Cost) Credit	(207)	195	(43)	83

Balance at December 31, 2012	68,713	27,184	35,431	4,195

Amounts Arising during the Period:
Net Actuarial Gain	(20,554)	(9,171)	(4,173)	(390)
Amounts Amortized to Net Periodic Costs:
Net Actuarial Loss	(5,319)	(1,555)	(3,642)	(177)
Prior Service (Cost) Credit	(208)	194	(42)	82

Balance at December 31, 2013	$42,632	$16,652	$27,574	$3,710

The estimated costs that will be amortized from Regulatory Assets into net periodic benefit costs in 2014 are as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
Prior Service Costs	$158	$133
Net Actuarial Loss	$2,856	$790

The estimated costs that will be amortized from Accumulated Other Comprehensive Loss into net periodic benefit costs in 2014 are as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
Prior Service Costs	$17	$18
Net Actuarial Loss	$2,848	$182

South Jersey Industries, Inc.
Part II

A reconciliation of the plans' benefit obligations, fair value of plan assets, funded status and amounts recognized in SJI's consolidated balance sheets follows (in thousands):

	Pension Benefits		Other Postretirement Benefits

	2013	2012	2013	2012
Change in Benefit Obligations:
Benefit Obligation at Beginning of Year	$224,389	$194,990	$68,779	$64,451
Service Cost	5,421	4,533	1,139	1,037
Interest Cost	9,439	9,622	2,730	3,001
Actuarial (Gain) Loss	(14,272)	23,952	(6,361)	3,861
Retiree Contributions	—	—	388	342
Benefits Paid	(8,582)	(8,708)	(4,320)	(3,913)
Benefit Obligation at End of Year	$216,395	$224,389	$62,355	$68,779

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$150,160	$116,718	$36,032	$31,896
Actual Return on Plan Assets	22,556	15,935	5,621	4,263
Employer Contributions	13,959	26,215	3,932	3,444
Retiree Contributions	—	—	388	342
Benefits Paid	(8,582)	(8,708)	(4,320)	(3,913)
Fair Value of Plan Assets at End of Year	$178,093	$150,160	$41,653	$36,032

Funded Status at End of Year:	$(38,302)	$(74,229)	$(20,701)	$(32,747)
Amounts Related to Unconsolidated Affiliate	(7)	161	365	375
Accrued Net Benefit Cost at End of Year	$(38,309)	$(74,068)	$(20,336)	$(32,372)

Amounts Recognized in the Statement of Financial Position Consist of:
Current Liabilities	$(1,275)	$(1,272)	$—	$—
Noncurrent Liabilities	(37,034)	(72,796)	(20,336)	(32,372)
Net Amount Recognized at End of Year	$(38,309)	$(74,068)	$(20,336)	$(32,372)

Amounts Recognized in Regulatory Assets Consist of:
Prior Service Costs	$634	$842	$952	$758
Net Actuarial Loss	41,998	67,871	15,700	26,426
	$42,632	$68,713	$16,652	$27,184

Amounts Recognized in Accumulated Other Comprehensive Loss Consist of (pre-tax):
Prior Service Costs	$69	$111	$150	$68
Net Actuarial Loss	27,505	35,320	3,560	4,127
	$27,574	$35,431	$3,710	$4,195

The projected benefit obligation (PBO) and accumulated benefit obligation (ABO) of SJI's qualified employee pension plans were $178.8 million and $163.6 million, respectively, as of December 31, 2013; and $186.4 million and $168.9 million, respectively, as of December 31, 2012.  The ABO of these plans exceeded the value of the plan assets as of December 31, 2012.  The value of these assets can be seen in the table above. The PBO and ABO for SJI's non-funded SERP were $37.6 million and $36.6 million, respectively, as of December 31, 2013; and $38.0 million and $36.3 million, respectively, as of December 31, 2012. The SERP obligation is reflected in the tables above and has no assets.

South Jersey Industries, Inc.
Part II

The weighted-average assumptions used to determine benefit obligations at December 31 were:

	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
Discount Rate	5.09%	4.26%	4.91%	4.14%
Rate of Compensation Increase	3.50%	3.25%	3.50%	3.25%

The weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 were:

	Pension Benefits			Other Postretirement Benefits
	2013	2012	2011	2013	2012	2011
Discount Rate	4.26%	5.03%	5.78%	4.14%	4.92%	5.55%
Expected Long-Term Return on Plan Assets	7.50%	7.50%	8.00%	6.60%	6.60%	7.00%
Rate of Compensation Increase	3.25%	3.25%	3.25%	3.25%	3.25%	3.25%

All obligations disclosed herein reflect the use of the RP 2000 mortality tables.

The discount rates used to determine the benefit obligations at December 31, 2013 and 2012, which are used to determine the net periodic benefit cost for the subsequent year, were based on a portfolio model of high-quality investments with maturities that match the expected benefit payments under our pension and other postretirement benefit plans.

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

The assumed health care cost trend rates at December 31 were:

	2013	2012
Medical Care and Drug Cost Trend Rate Assumed for Next Year	7.00%	7.00%
Dental Care Cost Trend Rate Assumed for Next Year	4.75%	4.75%
Rate to which Cost Trend Rates are Assumed to Decline (the Ultimate Trend Rate)	4.75%	4.75%
Year that the Rate Reaches the Ultimate Trend Rate	2023	2019

Assumed health care cost trend rates have a significant effect on the amounts reported for SJI's postretirement health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on the Total of Service and Interest Cost	$188	$(149)
Effect on Postretirement Benefit Obligation	$2,947	$(2,483)

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

SJI evaluated its pension and other postretirement benefit plans' asset portfolios for the existence of significant concentrations of credit risk as of December 31, 2013.  Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country, and individual fund.  As of December 31, 2013, there were no significant concentrations (defined as greater than 10 percent of plan assets) of risk in SJI's pension and other postretirement benefit plan assets.

GAAP establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques.  This hierarchy groups assets into three distinct levels, as fully described in Note 17, that will serve as the basis for presentation throughout the remainder of this Note.

South Jersey Industries, Inc.
Part II

The fair values of SJI's pension plan assets at December 31, 2013 and 2012 by asset category are as follows (in thousands):

Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2013
Cash / Cash Equivalents:
Common/Collective Trust Funds (a)	$416	$—	$416	$—
STIF-Type Instrument (b)	1,177	—	1,177	—
Equity securities:
Common/Collective Trust Funds - U.S. (a)	51,837	—	51,837	—
Common/Collective Trust Funds - International (a)	34,093	—	34,093	—
U.S. Large-Cap (c)	11,661	11,661	—	—
U.S. Mid-Cap (c)	4,135	4,135	—	—
International (c)	3,664	3,664	—	—
Fixed Income:
Common/Collective Trust Funds (a)	45,847	—	45,847	—
Guaranteed Insurance Contract (d)	11,322	—	—	11,322
Hedge Funds (e)	4,154	—	—	4,154
Other types of investments:
Private Equity Fund (f)	3,046	—	—	3,046
Common/Collective Trust Fund - Real Estate (g)	6,741	—	—	6,741
Total	$178,093	$19,460	$133,370	$25,263

Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2012
Cash / Cash Equivalents:
Common/Collective Trust Funds (a)	$600	$—	$600	$—
STIF-Type Instrument (b)	1,056	—	1,056	—
Equity securities:
Common/Collective Trust Funds - U.S. (a)	42,373	—	42,373	—
Common/Collective Trust Funds - International (a)	29,491	—	29,491	—
U.S. Large-Cap (c)	8,963	8,963	—	—
U.S. Mid-Cap (c)	5,275	5,275	—	—
U.S. Small-Cap (c)	10	10	—	—
International (c)	1,838	1,838	—	—
Fixed Income:
Common/Collective Trust Funds (a)	38,880	—	38,880	—
Guaranteed Insurance Contract (d)	12,449	—	—	12,449
Other types of investments:
Private Equity Fund (f)	3,216	—	—	3,216
Common/Collective Trust Fund - Real Estate (g)	6,009	—	—	6,009
Total	$150,160	$16,086	$112,400	$21,674

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

(d)
This category represents SJI's Group Annuity contracts with a nationally recognized life insurance company.  The contracts are the assets of the plan, while the underlying assets of the contracts are owned by the contract holder.  Valuation is based on a formula and calculation specified within the contract.  Since the valuation is based on the reporting entity's own assumptions, these contracts are classified as Level 3 investments.

(e)
This category represents a collection of underlying funds which are all domiciled outside of the United States. All of the underlying fund managers are based in the U.S.; however, they do not necessarily trade only in U.S. markets. The fair value of these funds is determined by the underlying fund's general partner or manager. These funds are classified as Level 3 investments.

(f)
This category represents a limited partnership/commingled trust which includes several investments in U.S. leveraged buyout, venture capital, and special situation funds.  Fund valuations are reported on a 90 day lag and, therefore, the value reported herein represents the market value as of September 30, 2013 and 2012, respectively.  The fund's investments are stated at fair value, which is generally based on the valuations provided by the general partners or managers of such investments.  Fund investments are illiquid and resale is restricted.  These funds are classified as Level 3 investments.

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

Fair Value Measurement Using Significant
Unobservable Inputs (Level 3)
(In thousands)

	Guaranteed		Private
	Insurance	Hedge	Equity	Real
	Contract	Funds	Funds	Estate	Total

Balance at January 1, 2012	$12,274	$—	$3,212	$5,460	$20,946
Actual return on plan assets:
Relating to assets still held at the reporting date	1,219	—	(190)	549	1,578
Relating to assets sold during the period	(12)	—	604	—	592
Purchases, Sales and Settlements	(1,032)	—	(410)	—	(1,442)
Balance at December 31, 2012	12,449	—	3,216	6,009	21,674
Actual return on plan assets:
Relating to assets still held at the reporting date	(179)	154	76	732	783
Relating to assets sold during the period	17	—	431	—	448
Purchases, Sales and Settlements	(965)	4,000	(677)	—	2,358
Balance at December 31, 2013	$11,322	$4,154	$3,046	$6,741	$25,263

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

The fair values of SJI's other postretirement benefit plan assets at December 31, 2013 and 2012 by asset category are as follows (in thousands):

Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2013:
Equity Securities:
Common/Collective Trust Funds - U.S. (a)	$13,098	$—	$13,098	$—
Common/Collective Trust Funds - International (a)	10,586	—	10,586	—
Mutual Fund - U.S. Large-Cap (b)	2,969	2,969	—	—
Fixed Income:
Corporate Bonds (a)	15,000	—	15,000	—
Total	$41,653	$2,969	$38,684	$—

Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2012:
Equity Securities:
Common/Collective Trust Funds - U.S. (a)	$10,992	$—	$10,992	$—
Common/Collective Trust Funds - International (a)	9,340	—	9,340	—
Mutual Fund - U.S. Large-Cap (b)	2,563	2,563	—	—
Fixed Income:
Corporate Bonds (a)	13,137	—	13,137	—
Total	$36,032	$2,563	$33,469	$—

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

South Jersey Industries, Inc.
Part II

FUTURE BENEFIT PAYMENTS - The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years (in thousands):

	Pension Benefits	Other Postretirement Benefits
2014	$9,210	$4,438
2015	$9,842	$4,574
2016	$10,289	$4,660
2017	$10,801	$4,743
2018	$12,256	$4,767
2019 - 2023	$73,827	$25,293

CONTRIBUTIONS - SJI contributed $12.7 million and $25.0 million to the pension plans during the year ended December 31, 2013 and 2012, respectively. No pension plan contributions are planned for 2014. Payments related to the unfunded SERP plan are expected to approximate $1.3 million in 2014 and have remained consistent over the past few years. SJG also has a regulatory obligation to contribute approximately $3.6 million annually to its other postretirement benefit plans’ trusts, less costs incurred directly by SJG.

DEFINED CONTRIBUTION PLAN - SJI offers an Employees' Retirement Savings Plan (Savings Plan) to eligible employees.  For employees eligible for participation in SJI's defined benefit pension plan, SJI matches 50% of participants' contributions up to 6% of base compensation. For employees who are not eligible for participation in SJI's defined benefit pension plans, SJI matches 50% of participants' contributions up to 8% of base compensation. Employees not eligible for the pension plans also receive a year-end contribution of $1,000, if 10 or fewer years of service, or $1,500, if more than 10 years of service. The amount expensed and contributed for the matching provision of the Savings Plan approximated $1.7 million, $1.6 million, and $1.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

13.	LINES OF CREDIT:

Credit facilities and available liquidity as of December 31, 2013 were as follows (in thousands):

Company	Total Facility	Usage	Available Liquidity	Expiration Date
SJG:
Commercial Paper Program/Revolving Credit Facility	$200,000	$65,500	$134,500	May 2018
Uncommitted Bank Lines	10,000	—	10,000	August 2014

Total SJG	210,000	65,500	144,500

SJI:

Revolving Credit Facility	400,000	315,200	84,800	February 2018 (A)

Total SJI	400,000	315,200	84,800

Total	$610,000	$380,700	$229,300

(A) Includes letters of credit outstanding in the amount of $26.8 million.

South Jersey Industries, Inc.
Part II

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary, the SJI facilities can also be used to support SJG’s liquidity needs. Borrowings under these credit facilities are at market rates. The weighted average interest rate on these borrowings, which changes daily, was 1.04%, 1.10% and 1.12% at December 31, 2013, 2012 and 2011, respectively. Average borrowings outstanding under these credit facilities, not including letters of credit, during the years ended December 31, 2013 and 2012 were $325.6 million and $355.3 million, respectively. The maximum amounts outstanding under these credit facilities, not including letters of credit, during the years ended December 31, 2013 and 2012 were $459.0 million and $462.2 million, respectively.

SJG renewed its $10.0 million line of credit during the third quarter of 2013.

In October 2013, SJI entered into an unsecured $50.0 million term loan, which matures in October 2015. This agreement replaces existing facilities that were set to expire in November 2013.

The SJI and SJG facilities are provided by a syndicate of banks and contain one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreements) to not more than 0.65 to 1, measured at the end of each fiscal quarter. SJI and SJG were in compliance with this covenant as of December 31, 2013.

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

South Jersey Industries, Inc.
Part II

14.	LONG-TERM DEBT:

Outstanding Long-Term Debt at December 31 consisted of the following:

		2013	2012
Long-Term Debt (A):
South Jersey Gas Company:
First Mortgage Bonds: (B)

4.46%	Series due 2013 (C)	$—	$10,500
5.027%	Series due 2013 (C)	—	14,500
4.52%	Series due 2014	11,000	11,000
5.115%	Series due 2014	10,000	10,000
5.387%	Series due 2015	10,000	10,000
5.437%	Series due 2016	10,000	10,000
4.6%	Series due 2016	17,000	17,000
4.657%	Series due 2017	15,000	15,000
7.97%	Series due 2018	10,000	10,000
7.125%	Series due 2018	20,000	20,000
5.587%	Series due 2019	10,000	10,000
3.00%	Series due 2024 (D)	50,000	50,000
3.03%	Series due 2024 (D)	35,000	35,000
3.63%	Series due 2025	10,000	10,000
4.84%	Series due 2026	15,000	15,000
4.93%	Series due 2026	45,000	45,000
4.03%	Series due 2027	45,000	45,000
4.01%	Series due 2030 (E)	50,000	—
3.74%	Series due 2032	35,000	35,000
5.55%	Series due 2033	32,000	32,000
6.213%	Series due 2034	10,000	10,000
5.45%	Series due 2035	10,000	10,000

Series A 2006 Bonds at variable rates due 2036 (F)		25,000	25,000

Marina Energy LLC: (G)
Series A 2001 Bonds at variable rates due 2031		20,000	20,000
Series B 2001 Bonds at variable rates due 2021		25,000	25,000
Series A 2006 Bonds at variable rates due 2036		16,400	16,400

South Jersey Industries (H)
2.39%	Series A 2012 Notes due 2015	64,000	64,000
2.71%	Series B 2012 Notes due 2017	16,000	16,000
3.46%	Series C 2012 Notes due 2022	35,000	35,000

South Jersey Industries Term Loan at variable rates due 2015 (I)		50,000	—

Total Long-Term Debt Outstanding		701,400	626,400
Less Current Maturities		(21,000)	(25,000)

Total Long-Term Debt		$680,400	$601,400

South Jersey Industries, Inc.
Part II

(A)	Long-term debt maturities and sinking funds requirements for the succeeding five years are as follows (in thousands): 2014, $21,000; 2015, $74,909; 2016, $27,909; 2017, $31,909; 2018, $28,000.

(B)	The First Mortgage dated October 1, 1947, as supplemented, securing the First Mortgage Bonds constitutes a direct first mortgage lien on substantially all utility plant.

(C)	In July 2013, SJG called its $10.5 million, 4.46% MTN due July 2013 and $14.5 million, 5.027% MTN due September 2013.

(D)
In September 2012, SJG issued $50.0 million of 3.00% aggregate principal amount of MTN's due September 2024. In November 2012, SJG issued $35.0 million of 3.03% aggregate principal amount of MTN's due November 2024.

(E)	In November 2013, SJG issued $50.0 million of 4.01% aggregate principal amount of its MTN's due November 2030.

(F)
These variable rate demand bonds bear interest at a floating rate that resets weekly. The interest rate as of December 31, 2013 was 0.07%. Liquidity support on these bonds is provided under a separate letter of credit facility that expires in August, 2015. These bonds contain no financial covenants.

(G)
Marina has issued $61.4 million of unsecured variable-rate revenue bonds through the New Jersey Economic Development Authority (NJEDA). The variable rates at December 31, 2013 for the Series A 2001, Series B 2001, and Series A 2006 bonds were 0.08%, 0.18% and 0.08% respectively. The interest rate on all but $27.1 million of the bonds has been effectively fixed via interest rate swaps at 4.41% until January 2026.  These bonds contain no financial covenants.  Liquidity support on these bonds is provided under a letter of credit facility from a commercial bank that expires in August, 2015.

(H)
In June 2012, the Company issued $115.0 million aggregate principal amount of long-term debt, consisting of the following: (a) $64.0 million aggregate principal amount of 2.39% Senior Notes due June 2015; (b) $16.0 million aggregate principal amount of 2.71% Senior Notes due June 2017; and (c) $35.0 million aggregate principal amount of 3.46% Senior Notes due June 2022.

(I)
In October 2013, SJI entered into an unsecured, variable-rate term loan of $50.0 million, which matures in October 2015. This agreement replaces existing facilities that were set to expire in November 2013. The variable rate at December 31, 2013 was 1.22%. These notes have been reclassified from Notes Payable-Banks to Long-Term Debt on the consolidated balances sheets, but are not included in the consolidated statement of cash flows as the reclassification is considered a non-cash financing activity.

In December 2011, SJG received approval from the BPU to issue up to $200.0 million in long-term debt under its MTN program by September 2014. At December 31, 2013, $30.0 million was available under this program.

15.	COMMITMENTS AND CONTINGENCIES:

GAS SUPPLY CONTRACTS - In the normal course of business, SJG and SJRG have entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The transportation and storage service agreements with interstate pipeline suppliers were made under FERC approved tariffs. SJRG's cumulative obligation for demand charges and reservation fees paid to suppliers for these services is approximately $0.4 million per month. SJG's cumulative obligation for demand charges and reservation fees paid to suppliers for these services averages approximately $4.0 million per month and is recovered on a current basis through the BGSS.  SJRG has also committed to purchase a minimum of 545,500 dts/d and up to 810,000 dts/d of natural gas, from various suppliers, for terms ranging from three to ten years at index based prices.

PENDING LITIGATION - The Company is subject to claims arising in the ordinary course of business and other legal proceedings. The Company has been named in, among other actions, certain product liability claims related to our former sand mining subsidiary. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $3.0 million and $3.1 million related to all claims in the aggregate as of December 31, 2013 and 2012, respectively. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

South Jersey Industries, Inc.
Part II

COLLECTIVE BARGAINING AGREEMENTS — Unionized personnel represent approximately 45.0% of our workforce at December 31, 2013. The Company has collective bargaining agreements with two unions that represent these employees: the International Brotherhood of Electrical Workers (IBEW) Local 1293 and the International Association of Machinists and Aerospace Workers (IAM) Local 76.  SJG employees represented by the IBEW operate under a collective bargaining agreement that runs through February 28, 2017. SJESP employees represented by the IBEW operated under a collective bargaining agreement that was set to expire February 28, 2014, however a new collective bargaining agreement was agreed to which commences on March 1, 2014 and runs through February 28, 2017. The remaining unionized employees represented by the IAM operate under a collective bargaining agreement that expires in August 2014.

GUARANTEES - As of December 31, 2013, SJI, the parent company, has issued guarantees to third parties on behalf of its consolidated subsidiaries. These guarantees were issued to guarantee payment to third parties with whom SJI's consolidated subsidiaries have commodity supply contracts and for Marina's construction and operating activities. As of December 31, 2013, these guarantees support future firm commitments of SJI's consolidated subsidiaries and $114.4 million of the Accounts Payable already recorded on SJI's consolidated balance sheet.

The Company has recorded a liability of $0.7 million which is included in Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the consolidated balance sheets as of December 31, 2013 for the fair value of the following guarantees:

In April 2007, SJI guaranteed certain obligations of LVE Energy Partners, LLC (LVE) an unconsolidated joint venture in which Marina had a 50% equity interest.  LVE entered into a 25-year contract with a resort developer to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada.  LVE began construction of the facility in 2007 and expected to provide full energy service in 2010 when the resort was originally scheduled to be completed.  LVE suspended construction of the district energy system and central energy center in January 2009 after the resort developer’s announcement that it was delaying the completion of construction of the resort.

In March 2013, the resort developer purchased substantially all of the assets of LVE. As a result, the guarantees provided by SJI of certain performance obligations of LVE under the operating agreements between LVE and the resort developer were canceled.

During the twelve months ended December 31, 2013, the Company received $57.9 million of repayments of advances to LVE and a $7.9 million note receivable from a third party. As of December 31, 2013, LVE was dissolved and the Company incurred a $0.8 million charge to write-off the remaining interest. During 2013, SJI provided support to LVE of approximately $3.2 million to cover interest and other project related costs.

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

In December 2013, SJI entered into an agreement to guarantee certain obligations of WCLE, SC Landfill Energy, LLC, SX Landfill Energy, LLC, FC Landfill Energy, LLC, and AC Landfill Energy, LLC (collectively, the "Landfills"), unconsolidated joint ventures in which Marina has a 50% equity interest through Energenic. The landfills have entered into long-term debt agreements which run through 2020. Although unlikely, SJI could be liable through the guarantee for 50% of the outstanding debt along with any interest related to the debt in the event the landfills do not meet minimum specified levels of operating performance and no mitigating action is taken, or are unable to meet certain financial obligations as they become due. As of December 31, 2013, 50% of the currently outstanding debt is $9.7 million. As a result, the Company has recorded a liability of $0.5 million which is included in Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the consolidated balance sheets as of December 31, 2013.

South Jersey Industries, Inc.
Part II

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

As of December 31, 2013, SJI had issued $6.8 million of parental guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable our subsidiary to market retail natural gas.

STANDBY LETTERS OF CREDIT — As of December 31, 2013, SJI provided $26.8 million of standby letters of credit through SJI’s revolving credit facility to enable SJE to market retail electricity and for various construction and operating activities. The Company has also provided $87.6 million of additional letters of credit under separate facilities outside of the revolving credit facility to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system and to finance Marina's initial thermal plant project.

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

Since the early 1980s, SJI accrued environmental remediation costs of $342.7 million, of which $219.3 million was spent as of December 31, 2013.

The following table details the amounts expended and accrued for SJI's environmental remediation during the last two years (in thousands):

	2013	2012
Beginning of Year	$112,098	$94,160
Accruals	22,821	30,349
Expenditures	(11,490)	(12,411)
End of Year	$123,429	$112,098

The balances are segregated between current and noncurrent on the consolidated balance sheets under the captions Current Liabilities and Deferred Credits and Other Noncurrent Liabilities.

South Jersey Industries, Inc.
Part II

Management estimates that undiscounted future costs to clean up SJG's sites will range from $119.5 million to $223.5 million. Six of SJG's sites comprise the majority of these estimates, the sum of the six sites range from a low of $100.4 million to a high of $192.8 million. SJG recorded the lower end of this range as a liability because a single reliable estimation point is not feasible due to the amount of uncertainty involved in the nature of projected remediation efforts and the long period over which remediation efforts will continue. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements. Significant risks surrounding these estimates include unforeseen market price increases for remedial services, property owner acceptance of remedy selection, regulatory approval of selected remedy and remedial investigative findings.

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

Site 2 - Remediation of the site is underway in accordance with the approved Remedial Action Work plan. Steps remaining to remediate the site include continued excavation of impacted soil and post remediation groundwater monitoring.

Site 3 - Various remedial investigation activities have been completed at this site and a final site remedy has been proposed to the regulatory authority.  Steps remaining to remediate the site include receiving confirmation of regulatory compliance of the selected remedy and implementation of the approved remedy.

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

Sites 5 and 6 - Remedial investigation activities are ongoing at these sites.  Remaining steps to remediate include completion of the remedial investigation of impacted soil and groundwater, selection of the appropriate remedial action, receiving confirmation of regulatory compliance of the selected remedy, and implementation of the approved remedy.

With Morie's sale in 1996, EMI assumed responsibility for environmental liabilities currently estimated between $3.0 million and $5.5 million. The information available on these sites is sufficient only to establish a range of probable liability and no point within the range is more likely than any other. Therefore, EMI has accrued the lower end of the range. Changes in the accrual are included in the statements of consolidated income under Loss from Discontinued Operations.

SJI and SJF estimate their potential exposure for the future remediation of six sites where fuel oil operations existed years ago to range from $0.9 million to $1.8 million. The lower end of this range has been recorded under Current Liabilities and Deferred Credits and Other Noncurrent Liabilities as of December 31, 2013.

16.	DERIVATIVE INSTRUMENTS:

Certain SJI subsidiaries are involved in buying, selling, transporting and storing natural gas and buying and selling retail electricity for their own accounts as well as managing these activities for third parties. These subsidiaries are subject to market risk on expected future purchases and sales due to commodity price fluctuations. The Company uses a variety of derivative instruments to limit this exposure to market risk in accordance with strict corporate guidelines.  These derivative instruments include forward contracts, swap agreements, options contracts and futures contracts. As of December 31, 2013, the Company had outstanding derivative contracts intended to limit the exposure to market risk on 17.9 MMdts of expected future purchases of natural gas, 19.1 MMdts of expected future sales of natural gas, 1.3 MMmwh of expected future purchases of electricity and 1.3 MMmwh of expected future sales of electricity.  In addition to these derivative contracts, the Company had basis and index related purchase and sales contracts totaling 21.8 MMdts.  These contracts, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives — Energy Related Assets or Derivatives — Energy Related Liabilities on the consolidated balance sheets. The net unrealized pre-tax gains and losses for these energy related commodity contracts are included with realized gains and losses in Operating Revenues – Nonutility.

South Jersey Industries, Inc.
Part II

As part of its gas purchasing strategy, SJG uses financial contracts through SJRG to limit exposure to forward price risk. The costs or benefits of these short-term contracts are recoverable through SJG's BGSS clause, subject to BPU approval.

SJE transacts commodities on a physical basis and typically does not directly enter into positions that financially settle. SJRG performs this risk management function for SJE and enters into the types of financial transactions noted above.

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

As of December 31, 2013, SJI's active interest rate swaps were as follows:

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

South Jersey Industries, Inc.
Part II

The fair values of all derivative instruments, as reflected in the consolidated balance sheets as of December 31, are as follows (in thousands):

Derivatives not designated as hedging instruments under GAAP	2013		2012
	Assets	Liabilities	Assets	Liabilities
Energy related commodity contracts:
Derivatives – Energy Related – Current	$56,327	$77,993	$24,242	$23,828
Derivatives – Energy Related – Non-Current	26,451	22,131	12,297	5,403
Interest rate contracts:
Derivatives - Other	—	6,676	—	13,462
Total derivatives not designated as hedging instruments under GAAP	82,778	106,800	36,539	42,693

Total Derivatives	$82,778	$106,800	$36,539	$42,693

The Company enters into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. The Company presents derivatives at gross fair values on the consolidated balance sheets. As of December 31, 2013 and 2012, information related to these offsetting arrangements were as follows (in thousands):

As of December 31, 2013
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
Derivatives - Energy Related Assets	82,778	—	$82,778	(28,082)	(A)	(498)	$54,198
Derivatives - Energy Related Liabilities	(100,124)	—	$(100,124)	28,082	(B)	29,639	$(42,403)
Derivatives - Other	(6,676)	—	$(6,676)	—		—	$(6,676)

As of December 31, 2012
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
Derivatives - Energy Related Assets	36,539	—	$36,539	(12,975)	(A)	—	$23,564
Derivatives - Energy Related Liabilities	(29,231)	—	$(29,231)	12,975	(B)	6,347	$(9,909)
Derivatives - Other	(13,462)	—	$(13,462)	—		—	$(13,462)

(A) The balances at December 31, 2013 and 2012 were related to derivative liabilities which can be net settled against derivative assets.

(B) The balances at December 31, 2013 and 2012 were related to derivative assets which can be net settled against derivative liabilities.

South Jersey Industries, Inc.
Part II

The effect of derivative instruments on the consolidated statements of income and comprehensive income for the year ended December 31 is as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	2013	2012	2011
Interest Rate Contracts:
Losses recognized in AOCL on effective portion	$—	$(752)	$(2,773)
Losses reclassified from AOCL into income (a)	$(448)	$(594)	$(1,435)
Losses recognized in income on ineffective portion (a)	—	—	—

(a) Included in Interest Charges

Derivatives Not Designated as Hedging Instruments under GAAP	2013	2012	2011
(Losses) gains on energy related commodity contracts (a)	$(25,823)	$(193)	$5,377
Gains (losses) on interest rate contracts (b)	2,760	660	(149)

Total	$(23,063)	$467	$5,228

(a)  Included in Operating Revenues - Non Utility
(b)  Included in Interest Charges

Net realized losses associated with SJG’s energy-related financial commodity contracts of $0.4 million, $15.4 million and $12.9 million for the years ended 2013, 2012 and 2011, respectively, are not included in the above table. These contracts are part of SJG’s regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to, and recoverable through, regulatory riders, any changes in the value of SJG’s energy related financial commodity contracts are deferred in Regulatory Assets or Liabilities and there is no impact to earnings.

Certain of the Company’s derivative instruments contain provisions that require immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions in the event of a material adverse change in the credit standing of the Company. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on December 31, 2013, is $38.7 million.   If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2013, the Company would have been required to settle the instruments immediately or post collateral to its counterparties of approximately $29.8 million after offsetting asset positions with the same counterparties under master netting arrangements.

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

South Jersey Industries, Inc.
Part II

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of December 31, 2013	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$8,716	$8,716	$—	$—
Derivatives – Energy Related Assets (B)	82,778	4,385	27,182	51,211
	$91,494	$13,101	$27,182	$51,211

Liabilities

Derivatives – Energy Related Liabilities (B)	$100,124	$4,236	$52,772	$43,116
Derivatives – Other (C)	6,676	—	6,676	—
	$106,800	$4,236	$59,448	$43,116

As of December 31, 2012	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$7,538	$787	$6,751	$—
Derivatives – Energy Related Assets (B)	36,539	9,404	16,205	10,930
	$44,077	$10,191	$22,956	$10,930

Liabilities

Derivatives – Energy Related Liabilities (B)	$29,231	$5,399	$15,664	$8,168
Derivatives – Other (C)	13,462	—	13,462	—
	$42,693	$5,399	$29,126	$8,168

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

South Jersey Industries, Inc.
Part II

Level 3 valuation methods for natural gas derivative contracts include utilizing another location in close proximity adjusted for certain pipeline charges to derive a basis value. The significant unobservable inputs used in the fair value measurement of certain natural gas contracts consist of forward prices developed based on industry standard methodologies. Significant increases (decreases) in these forward prices for purchases of natural gas would result in a directionally similar impact to the fair value measurement and for sales of natural gas would result in a directionally opposite impact to the fair value measurement. Level 3 valuation methods for electric represent the value of the contract marked to the forward wholesale curve, as provided by daily exchange quotes for delivered electricity. The significant unobservable inputs used in the fair value measurement of electric contracts consist of fixed contracted electric load profiles; therefore no change in unobservable inputs would occur. Unobservable inputs are updated daily using industry standard techniques. Management reviews and corroborates the price quotations to ensure the prices are observable which includes consideration of actual transaction volumes, market delivery points, bid-ask spreads and contract duration.

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

The following table provides quantitative information regarding significant unobservable inputs in Level 3 fair value measurements (in thousands, except for ranges):

Type	Fair Value at December 31, 2013		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$41,444	$36,043	Discounted Cash Flow	Forward price (per dt)	$(1.75) - $6.05 [$(0.79)]
Forward Contract - Electric	$9,767	$7,073	Discounted Cash Flow	Fixed electric load profile (on-peak)	8.06% - 100.00% [54.55%]
				Fixed electric load profile (off-peak)	0.00% - 91.94% [45.45%]

Type	Fair Value at December 31, 2012		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	4,340	4,986	Discounted Cash Flow	Forward price (per dt)	$(0.35) - $2.92 [$(0.12)]
Forward Contract - Electric	6,590	3,182	Discounted Cash Flow	Fixed electric load profile (on-peak)	21.62% - 100.00% [53.64%]
				Fixed electric load profile (off-peak)	0.00% - 78.38% [46.36%]

South Jersey Industries, Inc.
Part II

The changes in fair value measurements of Derivatives – Energy Related Assets and Liabilities at December 31, 2013, using significant unobservable inputs (Level 3), are as follows (in thousands):

Year Ended December 31, 2013
Balance at January 1, 2013	$2,762
Other changes in fair value from continuing and new contracts, net	1,573
Transfers in/(out) of Level 3 (A)	2,748
Settlements	1,012

Balance at December 31, 2013	$8,095

(A) Transfers between different levels of the fair value hierarchy may occur based on the level of observable inputs used to value the instruments from period to period.  During the year ended December 31, 2013, $2.7 million of net derivative assets were transferred from Level 2 to Level 3, due to decreased observability of market data.

Year Ended December 31, 2012
Balance at January 1, 2012	$(5,958)
Other changes in fair value from continuing and new contracts, net	2,902
Settlements	5,818

Balance at December 31, 2012	$2,762

Total gains for 2013 included in earnings that are attributable to the change in unrealized gains relating to those assets and liabilities still held as of December 31, 2013, is $5.3 million.  These gains are included in Operating Revenues-Nonutility on the consolidated statements of income.

18.	ACCUMULATED OTHER COMPREHENSIVE LOSS (AOCL):

The following table summarizes the changes in accumulated other comprehensive loss (AOCL) for the year ended December 31, 2013 (in thousands):

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Other Comprehensive Income (Loss) of Affiliated Companies	Total
Balance at January 1, 2013 (a)	$(23,437)	$(2,962)	$294	$(5,000)	$(31,105)
Other comprehensive income before reclassifications	2,699		592		3,291
Amounts reclassified from AOCL (b)	2,235	265	(489)	5,043	7,054
Net current period other comprehensive income	4,934	265	103	5,043	10,345
Balance at December 31, 2013 (a)	$(18,503)	$(2,697)	$397	$43	$(20,760)

(a) Determined using a combined statutory tax rate of 41%.
(b) See table below.

South Jersey Industries, Inc.
Part II

The following table provides details about reclassifications out of AOCL for the year ended December 31, 2013 (in thousands):

	Amounts Reclassified from AOCL	Affected Line Item in the Condensed Consolidated Statements of Income
	For the Year Ended December 31, 2013
Actuarial Loss on Postretirement Benefits	$3,779	Operating Expenses: Operations
Income Taxes	(1,544)	Income Taxes (a)
	$2,235
Unrealized Gain on Derivatives-Other - interest rate contracts designated as cash flow hedges	$448	Interest Charges
Income Taxes	(183)	Income Taxes (a)
	$265

Unrealized Loss on Available-for-Sale Securities	$(828)	Other Income
Income Taxes	339	Income Taxes (a)
	$(489)

Income of Affiliated Companies	$8,515	Equity in Loss of Affiliated Companies
Income Taxes	(3,472)	Income Taxes (a)
	$5,043

Losses from reclassifications for the period net of tax	$7,054

19.	SUBSEQUENT EVENTS:

In January 2014, SJG issued $30.0 million aggregate principal amount of SJG's 4.23% MTN's due January 2030.

In October 2013, SJG filed a petition with the New Jersey Board of Public Utilities to issue up to $200.0 million of long term debt securities in various forms including Medium Term Notes and unsecured debt, with maturities of more than twelve months, over the next three years. This petition was approved in January 2014.

South Jersey Industries, Inc.
Part II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
South Jersey Industries, Inc.
Folsom, New Jersey

We have audited the accompanying consolidated balance sheets of South Jersey Industries, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows, and changes in equity and comprehensive income for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of South Jersey Industries, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 28, 2014

South Jersey Industries, Inc.
Part II

Quarterly Financial Data (Unaudited)
(Summarized quarterly results of SJI's operations, in thousands except for per share amounts)

	2013 Quarter Ended				2012 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
Operating Revenues	$255,631	$122,592	$128,808	$224,390	$274,832	$121,913	$111,977	$197,558
Expenses:
Cost of Sales - (Excluding depreciation)	152,301	87,827	89,160	139,703	156,868	69,519	70,549	120,866
Operations and Maintenance Including Fixed Charges	52,226	47,114	47,789	54,674	46,071	45,467	45,970	50,072
Income Taxes	7,772	(11,632)	(5,533)	(9,621)	15,884	(1,072)	(2,576)	(757)
Energy and Other Taxes	3,833	1,664	1,458	2,861	3,878	1,865	1,494	2,749
Total Expenses	216,132	124,973	132,874	187,617	222,701	115,779	115,437	172,930

Other Income and Expense	3,838	3,297	2,845	2,584	2,080	4,698	5,624	941

Income (Loss) from Continuing Operations	43,337	916	(1,221)	39,357	54,211	10,832	2,164	25,569
Loss from Discontinued Operations - (Net of tax benefit)	(471)	(28)	(200)	(97)	(136)	(498)	(151)	(383)
Net Income (Loss)	$42,866	$888	$(1,421)	$39,260	$54,075	$10,334	$2,013	$25,186

Basic Earnings Per Common Share:
Continuing Operations	$1.37	$0.03	$(0.04)	$1.22	$1.79	$0.36	$0.07	$0.81
Discontinued Operations	(0.02)	—	—	—	—	(0.02)	(0.01)	(0.01)
Basic Earnings Per Common Share	$1.35	$0.03	$(0.04)	$1.22	$1.79	$0.34	$0.07	$0.80
Average Shares of Common Stock Outstanding - Basic	31,757	31,949	31,984	32,259	30,249	30,393	30,861	31,465

Diluted Earnings Per Common Share:
Continuing Operations	$1.36	$0.03	$(0.04)	$1.22	$1.79	$0.36	$0.07	$0.81
Discontinued Operations	(0.01)	—	—	—	(0.01)	(0.02)	(0.01)	(0.01)
Diluted Earnings Per Common Share	$1.35	$0.03	$(0.04)	$1.22	$1.78	$0.34	$0.07	$0.80
Average Shares of Common Stock Outstanding - Diluted	31,811	32,012	31,984	32,306	30,323	30,472	30,945	31,547

The sum of the quarters for 2013 and 2012 do not equal the year's total due to rounding.

NOTE:	Because of the seasonal nature of the business and the volatility from energy related derivatives, statements for the 3-month periods are not indicative of the results for a full year.

South Jersey Industries, Inc.
Part II

Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013. Based on that evaluation, the Company's chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company are effective.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rules 13a-15(f). The Company's internal control system is designed to provide reasonable assurance to its management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included under this Item 9A.

Changes in Internal Control over Financial Reporting

There has not been any change in the Company's internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None

South Jersey Industries, Inc.
Part II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
South Jersey Industries, Inc.
Folsom, New Jersey

We have audited the internal control over financial reporting of South Jersey Industries, Inc. and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2013 of the Company and our reports dated February 28, 2014 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 28, 2014

South Jersey Industries, Inc.
Part III

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning Directors may be found under the captions “Director Elections”, “Nominees”, “Directors and Management”, “Security Ownership”, "Meetings of the Board of Directors and its Committees", and “The Board of Directors” in our definitive proxy statement for our 2014 Annual Meeting of Shareholders (the “2014 Proxy Statement”), which will be filed within the Commission within 120 days after the close of our fiscal year. Information concerning the members of the Company's Audit Committee and the Company's Audit Committee Financial Expert is also incorporated by reference to the 2014 Proxy Statement under the captions "Meetings of the Board of Directors and its Committees", “Audit Committee” and “Audit Committee Report.” Such information is incorporated herein by reference. Information required by this item relating to the executive officers of SJI is set forth in Item 4-A of this Report.

Code of Ethics

The Company has adopted a Code of Ethics for its Principal Executive, Financial and Accounting Officers. It is available on SJI's website, www.sjindustries.com by clicking “Investors” and then “Corporate Governance.” We will post any amendment to or waiver of the Code to our website.

Item 11. Executive Compensation

Information concerning executive compensation may be found under the caption “Compensation Discussion & Analysis” of our 2014 Proxy Statement. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in our 2014 Proxy Statement set forth under the caption “Security Ownership” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information in our 2014 Proxy Statement set forth under the caption “The Board of Directors” and “Certain Relationships” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information in our 2014 Proxy Statement set forth under the caption “Audit Committee Report” is incorporated herein by reference.

South Jersey Industries, Inc.
Part IV

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Listed below are all financial statements and schedules filed as part of this Report:

1 - The consolidated financial statements and notes to consolidated financial statements together with the report thereon of Deloitte & Touche LLP, dated February 28, 2014, are filed as part of this Report under Item 8 - Financial Statements and Supplementary Data.

2 - Supplementary Financial Information

Information regarding selected quarterly financial data can be found on page 98 of this Report.

Schedule I - Supplemental Schedules as of December 31, 2013 and 2012 and for the three years ended December 31, 2013, 2012, and 2011 (page 110).

Report of Independent Registered Public Accounting Firm of Deloitte & Touche LLP (page 109).

Schedule II - Valuation and Qualifying Accounts (page 114).

All schedules, other than that listed above, are omitted because the information called for is included in the financial statements filed or because they are not applicable or are not required.

(b)	List of Exhibits (Exhibit Number is in Accordance with the Exhibit Table in Item 601 of Regulation S-K).

Exhibit Number	Description	Reference

(3)(a)(i)	Certificate of Incorporation of South Jersey Industries, Inc., as amended through April 19, 1984.	Incorporated by reference from Exhibit (4)(a) of Form S-2 (2-91515).

(3)(a)(ii)	Amendment to Certificate of Incorporation relating to two-for-one stock split effective as of April 28, 1987.	Incorporated by reference from Exhibit (4)(e)(1) of Form S-3 (33-1320).

(3)(a)(iii)	Amendment to Certificate of Incorporation relating to director and officer liability.	Incorporated by reference from Exhibit (4)(e)(2) of Form S-3 (33-1320).

(3)(a)(iv)	Amendment to Certificate of Incorporation relating to two-for-one stock split effective as of June 30, 2005.	Incorporated by reference from Exhibit 3 of Form 10-Q of SJI filed on May 10, 2005.

(3)(a)(v)	Amendment to Certificate of Incorporation as of April 23, 2009 establishing the annual election of the South Jersey Industries, Inc. directors	Incorporated by reference from Exhibit 99.2 of Form 8-K filed on April 28, 2009.

(3)(b)(i)	Bylaws of South Jersey Gas Company as amended and restated through January 1, 2013.	Incorporated by reference from Exhibit 3.1 of Form 8-K of SJG as filed January 4, 2013.

(3)(b)(ii)	Bylaws of South Jersey Industries, Inc. as amended and restated through January 24, 2014.	Incorporated by reference from Exhibit 3.2 of Form 8-K of SJI as filed January 24, 2014.

(4)(a)	Form of Stock Certificate for common stock.	Incorporated by reference from Exhibit (4)(a) of Form 10-K for 1985 (1-6364).

(4)(b)(i)	First Mortgage Indenture dated October 1, 1947.	Incorporated by reference from Exhibit (4)(b)(i) of Form 10-K for 1987 (1-6364).

South Jersey Industries, Inc.
Part IV

(4)(b)(ii)	Nineteenth Supplemental Indenture dated as of April 1, 1992.	Incorporated by reference from Exhibit (4)(b)(xvii) of Form 10-K for 1992 (1-6364).

(4)(b)(iii)	Twenty-First Supplemental Indenture dated as of March 1, 1997.	Incorporated by reference from Exhibit (4)(b)(xviv) of Form 10-K for 1997(1-6364).

(4)(b)(iv)	Twenty-Second Supplemental Indenture dated as of October 1, 1998.	Incorporated by reference from Exhibit (4)(b)(ix) of Form S-3 (333-62019).

(4)(b)(v)	Twenty-Third Supplemental Indenture dated as of September 1, 2002.	Incorporated by reference from Exhibit (4)(b)(x) of Form S-3 (333-98411).

(4)(b)(vi)	Twenty-Fourth Supplemental Indenture dated as of September 1, 2005.	Incorporated by reference from Exhibit (4)(b)(vi) of Form S-3 (333-126822).

(4)(b)(vii)	Amendment to Twenty-Fourth Supplemental Indenture dated as of March 31, 2006	Incorporated by reference from Exhibit 4 of Form 8-K of SJG as filed April 26, 2006.

(4)(b)(viii)	Amendment No. 2 to the Twenty-Fourth Supplemental Indenture dated as of December 20, 2010.	Incorporated by reference from Exhibit (4)(b)(viii) of Form 10-K for 2010

(4)(b)(ix)	Loan Agreement by and between New Jersey Economic Development Authority and SJG dated April 1, 2006.	Incorporated by reference from Exhibit 10 of Form 8-K of SJG as filed April 26, 2006.

(4)(b)(x)	Twenty-Fifth Supplemental Indenture dated as of March 29, 2012.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJG as filed April 3, 2012.

(4)(c)(i)	Medium Term Note Indenture of Trust dated October 1, 1998.	Incorporated by reference from Exhibit 4(e) of Form S-3 (333-62019).

(4)(c)(ii)	First Supplement to Indenture of Trust dated as of June 29, 2000.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJG dated July 12, 2001.

(4)(c)(iii)	Second Supplement to Indenture of Trust dated as of July 5, 2000.	Incorporated by reference from Exhibit 4.2 of Form 8-K of SJG dated July 12, 2001.

(4)(c)(iv)	Third Supplement to Indenture of Trust dated as of July 9, 2001.	Incorporated by reference from Exhibit 4.3 of Form 8-K of SJG dated July 12, 2001.

(4)(c)(v)	Fourth Supplement to Indenture of Trust dated as of February 26, 2010.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJG dated March 5, 2010.

(10)(a)(i)	Gas storage agreement (GSS) between South Jersey Gas Company and Transco dated October 1, 1993.	Incorporated by reference from Exhibit (10)(d) of Form 10-K for 1993 (1-6364).

South Jersey Industries, Inc.
Part IV

Exhibit Number	Description	Reference

(10)(a)(ii)	Gas storage agreement (LG-A) between South Jersey Gas Company and Transco dated June 3, 1974.	Incorporated by reference from Exhibit (5)(f) of Form S-7 (2-56223).

(10)(a)(iii)	Gas storage agreement (WSS) between South Jersey Resources Group LLC and Transco dated May 1, 2006.	Incorporated by reference from Exhibit (10)(a)(iii) of Form 10-K for 2008.

(10)(a)(iv)	Gas storage agreement (LSS) between South Jersey Gas Company and Transco dated October 1, 1993.	Incorporated by reference from Exhibit (10)(i) of Form 10-K for 1993 (1-6364).

(10)(a)(v)	Gas storage agreement (SS-1) between South Jersey Gas Company and Transco dated May 10, 1987 (effective April 1, 1988).	Incorporated by reference from Exhibit (10)(i)(a) of Form 10-K for 1988 (1-6364).

(10)(b)(i)	Gas storage agreement (SS-2) between South Jersey Gas Company and Transco dated July 25, 1990.	Incorporated by reference from Exhibit (10)(i)(i) of Form 10-K for 1991 (1-6364).

(10)(b)(ii)	Amendment to gas transportation agreement dated December 20, 1991 between South Jersey Gas Company and Transco dated October 5, 1993.	Incorporated by reference from Exhibit (10)(i)(k) of Form 10-K for 1993 (1-6364).

(10)(b)(iii)	CNJEP Service agreement between South Jersey Gas Company and Transco dated June 27, 2005.	Incorporated by reference from Exhibit (10)(i)(l) of Form 10-K for 2005 (1-6364).

(10)(c)(i)	FTS Service Agreement No. 38099 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(n) of Form 10-K for 1993 (1-6364).

(10)(c)(ii)	NTS Service Agreement No. 39305 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(o) of Form 10-K for 1993 (1-6364).

(10)(c)(iii)	FSS Service Agreement No. 38130 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(p) of Form 10-K for 1993 (1-6364).

(10)(d)(i)	SST Service Agreement No. 38086 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(q) of Form 10-K for 1993 (1-6364).

(10)(e)(i)*
Deferred Payment Plan for Directors of South Jersey Industries, Inc., South Jersey Gas Company, Energy & Minerals, Inc., R&T Group, Inc. and South Jersey Energy Company as amended and restated October 21, 1994.
Incorporated by reference from Exhibit (10)(l) of Form 10-K for 1994 (1-6364).

(10)(e)(ii)*	Schedule of Deferred Compensation Agreements.	Incorporated by reference from Exhibit (10)(l)(b) of Form 10-K for 1997 (1-6364).

(10)(e)(iii)*	Form of Officer Change in Control Agreements, effective January 1, 2013, between certain officers and either South Jersey Industries, Inc. or its subsidiaries.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI as filed January 25, 2013.

(10)(e)(iv)*	Schedule of Officer Agreements (filed herewith).

(10)(f)(i)*	Officer Severance Plan (filed herewith).

South Jersey Industries, Inc.
Part IV

(10)(f)(ii)*	Supplemental Executive Retirement Program, as amended and restated effective January 1, 2009 and Form of Agreement between certain SJI or subsidiary officers.	Incorporated by reference from Exhibit (10)(f)(ii) of Form 10-K for 2009.

(10)(f)(iii)*	South Jersey Industries, Inc. 1997 Stock-Based Compensation Plan (As Amended and Restated Effective January 1, 2012).	Incorporated by reference from Exhibit 10.3 of Form 8-K of SJI as filed January 6, 2012.

(10)(g)(i)	Four-Year Revolving Credit Agreement, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated May 2, 2011.

(10)(g)(ii)	Four-Year Revolving Credit Agreement, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated May 6, 2011.

(10)(g)(iii)	Note Purchase Agreement dated as of March 1, 2010.	Incorporated by reference from Exhibit 10 of Form 8-K of SJG dated March 5, 2010.

(10)(g)(iv)	Note Purchase Agreement dated as of December 30, 2010.	Incorporated by reference from Exhibit 10 of Form 8-K of SJG dated January 5, 2011.

(10)(g)(v)	Commercial Paper Dealer Agreement, dated as of July 1, 2011, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated July 1, 2011.

(10)(g)(vi)	Commercial Paper Dealer Agreement, dated as of January 5, 2012, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated January 9, 2012.

(10)(g)(vii)	Letter of Credit Reimbursement Agreements dated as of March 15, 2012.	Incorporated by reference from Exhibit 10.1-10.3 of Form 8-K of SJI dated March 21, 2012.

(10)(g)(viii)	Note Purchase Agreement dated as of April 2, 2012.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated April 3, 2012.

(10)(g)(ix)	Term Loan Credit Agreement, dated as of June 1, 2012, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated June 1, 2012.

(10)(g)(x)	Note Purchase Agreement, dated as of June 28, 2012, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated June 29, 2012.

(10)(g)(xi)	Note Purchase Agreement, dated as of September 20, 2012, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated September 25, 2012.

(10)(g)(xii)	First Amendment to Credit Agreement, dated as of February 11, 2013, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated February 14, 2013.

(10)(g)(xiii)	First Amendment to Credit Agreement, dated as of September 27, 2013, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated September 30, 2013.

(10)(g)(xiv)	Term Loan Credit Agreement, dated as of October 28, 2013, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated October 30, 2013.

(10)(g)(xv)	Note Purchase Agreement, dated as of November 21, 2013, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated November 21, 2013.

(10)(g)(xvi)	Second Amendment to Credit Agreement, dated as of September 27, 2013, for SJI (filed herewith).

South Jersey Industries, Inc.
Part IV

(12)	Calculation of Ratio of Earnings to Fixed Charges (Before Federal Income Taxes) (filed herewith).

(14)	Code of Ethics.	Incorporated by reference from Exhibit 14 of Form 10-K for 2007.

(21)	Subsidiaries of the Registrant (filed herewith).

(23)	Independent Registered Public Accounting Firm's Consent (filed herewith).

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(101.INS)	eXtensible Business Reporting Language (XBRL) Instance Document (filed herewith).

(101.SCH)	XBRL Taxonomy Extension Schema (filed herewith).

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase (filed herewith).

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase (filed herewith).

(101.LAB)	XBRL Taxonomy Extension Label Linkbase (filed herewith).

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).

  * Constitutes a management contract or a compensatory plan or arrangement.

South Jersey Industries, Inc.
Part IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH JERSEY INDUSTRIES, INC.
BY:	/s/ Stephen H. Clark
Stephen H. Clark
Chief Financial Officer & Treasurer
Date:	February 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

South Jersey Industries, Inc.
Part IV

Signature	Title	Date

/s/ Edward J. Graham	Chairman of the Board & Chief Executive Officer	February 28, 2014
(Edward J. Graham)	(Principal Executive Officer)

/s/ Michael J. Renna	Director, President & Chief Operating Officer	February 28, 2014
(Michael J. Renna)

/s/ Stephen H. Clark	Chief Financial Officer & Treasurer	February 28, 2014
(Stephen H. Clark)	(Principal Financial and Accounting Officer)

/s/ Sarah M. Barpoulis	Director	February 28, 2014
(Sarah M. Barpoulis)

/s/ Thomas A. Bracken	Director	February 28, 2014
(Thomas A. Bracken)

/s/ Keith S. Campbell	Director	February 28, 2014
(Keith S. Campbell)

/s/ Victor A. Fortkiewicz	Director	February 28, 2014
(Victor A. Fortkiewicz)

/s/ Sheila Hartnett-Devlin	Director	February 28, 2014
(Sheila Hartnett-Devlin)

/s/ Walter M. Higgins, III	Director	February 28, 2014
(Walter M. Higgins, III)

/s/ Sunita Holzer	Director	February 28, 2014
(Sunita Holzer)

/s/ Joseph H. Petrowski	Director	February 28, 2014
(Joseph H. Petrowski)

/s/ Frank L. Sims	Director	February 28, 2014
(Frank L. Sims)

South Jersey Industries, Inc.
Part IV

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
South Jersey Industries, Inc.
Folsom, New Jersey

We have audited the consolidated financial statements of South Jersey Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and for each of the three years in the period ended December 31, 2013, and the Company's internal control over financial reporting as of December 31, 2013, and have issued our reports thereon dated February 28, 2014; such reports are included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedules of the Company listed in Item 15(a)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 28, 2014

South Jersey Industries, Inc.
Part IV

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
CONDENSED STATEMENTS OF INCOME
(In Thousands)

	2013	2012	2011

Management Service Fee Revenues	$16,269	$15,449	$13,117

Operating Expenses:
Operations	14,979	13,869	12,390
Depreciation	260	183	160
Energy and Other Taxes	465	419	611
Total Operating Expenses	15,704	14,471	13,161

Operating Income (Loss)	565	978	(44)

Other Income:
Equity in Earnings of Subsidiaries	82,389	92,776	89,859
Other	5,459	3,270	2,688

Total Other Income	87,848	96,046	92,547

Interest Charges	6,004	4,219	2,648
Income Taxes	20	29	(4)

Income from Continuing Operations	82,389	92,776	89,859

Equity in Undistributed Earnings of Discontinued Subsidiaries	(796)	(1,168)	(568)

Net Income	$81,593	$91,608	$89,291

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	2013	2012	2011

Net Income	$81,593	$91,608	$89,291
Other Comprehensive Loss - Net of Tax*
Postretirement Liability Adjustment	4,934	(1,842)	(5,667)
Unrealized Gain (Loss) on Available-for-Sale Securities	103	500	(360)
Unrealized Gain (Loss) on Derivatives	5,308	(1,325)	(599)
Total Other Comprehensive Income (Loss) - Net of Tax*	10,345	(2,667)	(6,626)

Comprehensive Income	$91,938	$88,941	$82,665

*  Determined using a combined statutory tax rate of 41%

South Jersey Industries, Inc.
Part IV

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
CONDENSED STATEMENTS OF RETAINED EARNINGS
(In Thousands)

	2013	2012	2011

Retained Earnings - Beginning	$382,127	$341,677	$297,473
Net Income	81,593	91,608	89,291
	463,720	433,285	386,764

Dividends Declared - Common Stock	(57,679)	(51,158)	(45,087)

Retained Earnings - Ending	$406,041	$382,127	$341,677

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED DECEMBER 31,
(In Thousands)

	2013	2012	2011

CASH PROVIDED BY OPERATING ACTIVITIES	$1,316	$1,840	$14,179

CASH FLOWS FROM INVESTING ACTIVITIES:

Net (Advances to) Repayment from Associated Companies	(68,900)	(174,593)	22,957
Capital Expenditures	(360)	(454)	(299)
Proceeds from Sale of Property, Plant & Equipment	6	29	—
Purchase of Company Owned Life Insurance	(5,149)	(4,547)	(4,628)
Investment in Affiliate	(25,000)	—	—

Net Cash (Used In) Provided by Investing Activities	(99,403)	(179,565)	18,030

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from Issuance of Long Term Debt	—	115,000	—
Payments for Issuance of Long Term Debt	—	(665)	—
Net Borrowing from Lines of Credits	101,600	42,000	3,013
Dividends on Common Stock	(57,679)	(50,942)	(44,975)
Proceeds from Sale of Common Stock	54,028	70,241	13,436

Net Cash Provided by (Used In) Financing Activities	97,949	175,634	(28,526)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(138)	(2,091)	3,683

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,969	4,060	377

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,831	$1,969	$4,060

South Jersey Industries, Inc.
Part IV

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
CONDENSED BALANCE SHEETS (In Thousands)

	2013	2012
Assets

Property Plant and Equipment:
Nonutility Property, Plant and Equipment, at cost	$1,506	$1,165
Accumulated Depreciation	(752)	(510)

Property, Plant and Equipment - Net	754	655

Investments:
Investments in Subsidiaries	887,671	770,127
Available-for-Sale Securities	21	18

Total Investments	887,692	770,145

Current Assets:
Cash and Cash Equivalents	1,831	1,969
Receivable from Associated Companies	358,620	289,635
Accounts Receivable	46	16
Other	1,510	3,401

Total Current Assets	362,007	295,021

Other Noncurrent Assets	35,882	29,624

Total Assets	$1,286,335	$1,095,445

Capitalization and Liabilities

Equity:
Common Stock SJI
Par Value $1.25 a share
Authorized - 60,000,000 shares
Outstanding - 32,715,042 (2013) shares and 31,653,262 (2012)	40,894	$39,567
Premium on Common Stock	401,011	345,807
Treasury Stock (at par)	(186)	(182)
Accumulated Other Comprehensive Loss	(20,760)	(31,105)
Retained Earnings	406,041	382,127

Total Equity	827,000	736,214

Long-Term Debt	165,000	115,000

Current Liabilities:
Notes Payable - Banks	288,400	236,800
Payable to Associated Companies	257	172
Accounts Payable	322	510
Other Current Liabilities	2,063	1,923

Total Current Liabilities	291,042	239,405

Other Noncurrent Liabilities	3,293	4,826

Total Capitalization and Liabilities	$1,286,335	$1,095,445

South Jersey Industries, Inc.
Part IV

 Notes to Condensed Financial Statements

1.	BASIS OF PRESENTATION:

Pursuant to rules and regulations of the SEC, the unconsolidated condensed financial statements of SJI do not reflect all of the information and notes normally included with financial statements prepared in accordance with GAAP in the United States. Therefore, these condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included under Item 8 in this Form 10-K.

Dividends received from subsidiaries amounted to $12.7 million in 2011. No dividends were received from subsidiaries in 2013 and 2012.

South Jersey Industries, Inc.
Part IV

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Col. A	Col. B	Col. C		Col. D	Col. E

		Additions

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe (a)	Deductions - Describe (b)	Balance at End of Period

Provision for Uncollectible
Accounts for the Year Ended
December 31, 2013	$5,924	$4,245	$(41)	$4,274	$5,854

Provision for Uncollectible
Accounts for the Year Ended
December 31, 2012	$5,337	$4,932	$110	$4,455	$5,924

Provision for Uncollectible
Accounts for the Year Ended
December 31, 2011	$8,071	$2,272	$562	$5,568	$5,337

(a) Recoveries of accounts previously written off and minor adjustments.
(b) Uncollectible accounts written off.