Form 10-Q
period 2014-03-31
SOUTH JERSEY INDUSTRIES INC
filed 2014-05-09
CIK 91928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of May 1, 2014 there were 32,978,971 shares of the registrant’s common stock outstanding.

Item 1. Unaudited Condensed Consolidated Financial Statements

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Three Months Ended March 31,
	2014	2013
Operating Revenues:
Utility	$210,329	$173,651
Nonutility	139,872	81,980
Total Operating Revenues	350,201	255,631
Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	103,077	77,156
- Nonutility	125,061	75,145
Operations	39,350	32,689
Maintenance	3,259	3,422
Depreciation	14,991	11,407
Energy and Other Taxes	1,953	3,833
Total Operating Expenses	287,691	203,652
Operating Income	62,510	51,979

Other Income and Expense	2,368	3,869
Interest Charges	(7,084)	(4,708)
Income Before Income Taxes	57,794	51,140
Income Taxes	(11,869)	(7,772)
Equity in Earnings (Loss) of Affiliated Companies	2,286	(31)
Income from Continuing Operations	48,211	43,337
Loss from Discontinued Operations - (Net of tax benefit)	(313)	(471)
Net Income	$47,898	$42,866

Basic Earnings Per Common Share:
Continuing Operations	$1.47	$1.36
Discontinued Operations	(0.01)	(0.01)
Basic Earnings Per Common Share	$1.46	$1.35

Average Shares of Common Stock Outstanding - Basic	32,765	31,757

Diluted Earnings Per Common Share:
Continuing Operations	$1.47	$1.36
Discontinued Operations	(0.01)	(0.01)
Diluted Earnings Per Common Share	$1.46	$1.35

Average Shares of Common Stock Outstanding - Diluted	32,842	31,811

Dividends Declared Per Common Share	$0.47	$0.44

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,
	2014	2013
Net Income	$47,898	$42,866

Other Comprehensive Income, Net of Tax:*

Unrealized Gain (Loss) on Available-for-Sale Securities	62	(274)
Unrealized Gain on Derivatives - Other	66	66
Other Comprehensive (Loss) Income of Affiliated Companies	(18)	5,014

Other Comprehensive Income - Net of Tax*	110	4,806

Comprehensive Income	$48,008	$47,672

* Determined using a combined statutory tax rate of 41%.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,
	2014	2013
Net Cash Provided by Operating Activities	$49,232	$55,886

Cash Flows from Investing Activities:
Capital Expenditures	(60,254)	(40,604)
Net Proceeds from Sale of Restricted Investments in Margin Account	7,444	7,931
Investment in Long-Term Receivables	(2,053)	(1,947)
Proceeds from Long-Term Receivables	1,981	2,402
Purchase of Company Owned Life Insurance	(230)	(372)
Investment in Affiliate	—	(1,076)
Advances on Notes Receivable - Affiliate	(342)	(498)
Repayment of Notes Receivable - Affiliate	3,228	58,249

Net Cash (Used in) Provided by Investing Activities	(50,226)	24,085

Cash Flows from Financing Activities:
Net Repayments of Short-Term Credit Facilities	(29,600)	(90,500)
Proceeds from Issuance of Long-Term Debt	30,000	—
Payments for Issuance of Long-Term Debt	(210)	(11)
Proceeds from Sale of Common Stock	5,157	7,244

Net Cash Provided by (Used in) Financing Activities	5,347	(83,267)

Net Increase (Decrease) in Cash and Cash Equivalents	4,353	(3,296)
Cash and Cash Equivalents at Beginning of Period	3,818	4,638

Cash and Cash Equivalents at End of Period	$8,171	$1,342

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	March 31, 2014	December 31, 2013
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$1,846,704	$1,816,804
Accumulated Depreciation	(398,954)	(392,029)
Nonutility Property and Equipment, at cost	495,433	486,332
Accumulated Depreciation	(57,968)	(52,009)

Property, Plant and Equipment - Net	1,885,215	1,859,098

Investments:
Available-for-Sale Securities	8,829	8,716
Restricted	35,670	43,115
Investment in Affiliates	80,324	78,273

Total Investments	124,823	130,104

Current Assets:
Cash and Cash Equivalents	8,171	3,818
Accounts Receivable	362,675	253,566
Unbilled Revenues	53,841	47,594
Provision for Uncollectibles	(6,725)	(5,854)
Notes Receivable - Affiliate	6,536	8,908
Natural Gas in Storage, average cost	15,299	57,786
Materials and Supplies, average cost	2,851	2,798
Deferred Income Taxes - Net	23,978	30,609
Prepaid Taxes	1,220	9,431
Derivatives - Energy Related Assets	58,123	56,327
Other Prepayments and Current Assets	25,248	17,915

Total Current Assets	551,217	482,898

Regulatory and Other Noncurrent Assets:
Regulatory Assets	309,290	296,081
Derivatives - Energy Related Assets	18,439	26,451
Unamortized Debt Issuance Costs	8,732	7,803
Notes Receivable-Affiliate	39,563	39,907
Contract Receivables	14,554	14,595
Notes Receivable	7,882	7,882
Other	60,086	60,036

Total Regulatory and Other Noncurrent Assets	458,546	452,755

Total Assets	$3,019,801	$2,924,855

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	March 31, 2014	December 31, 2013
Capitalization and Liabilities
Equity:
Common Stock	$41,028	$40,894
Premium on Common Stock	406,397	401,011
Treasury Stock (at par)	(162)	(186)
Accumulated Other Comprehensive Loss	(20,650)	(20,760)
Retained Earnings	438,429	406,041

Total Equity	865,042	827,000

Long-Term Debt	710,400	680,400

Total Capitalization	1,575,442	1,507,400

Current Liabilities:
Notes Payable	324,300	353,900
Current Portion of Long-Term Debt	21,000	21,000
Accounts Payable	295,730	259,757
Customer Deposits and Credit Balances	15,112	15,546
Environmental Remediation Costs	27,184	16,695
Taxes Accrued	9,677	3,234
Derivatives - Energy Related Liabilities	89,892	77,993
Dividends Payable	15,510	—
Interest Accrued	6,219	6,363
Pension Benefits	1,241	1,275
Other Current Liabilities	6,858	9,210

Total Current Liabilities	812,723	764,973

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	321,827	319,368
Investment Tax Credits	307	360
Pension and Other Postretirement Benefits	58,776	57,370
Environmental Remediation Costs	96,708	106,734
Asset Retirement Obligations	41,925	41,687
Derivatives - Energy Related Liabilities	20,274	22,131
Derivatives - Other	7,890	6,676
Regulatory Liabilities	48,158	60,949
Finance Obligation	20,420	20,656
Other	15,351	16,551

Total Deferred Credits and Other Noncurrent Liabilities	631,636	652,482

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$3,019,801	$2,924,855

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

 Notes to Unaudited Condensed Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

BASIS OF PRESENTATION — The condensed consolidated financial statements include the accounts of SJI, its wholly-owned subsidiaries and subsidiaries in which SJI has a controlling interest. SJI eliminates all significant intercompany accounts and transactions. In management’s opinion, the condensed consolidated financial statements reflect all normal and recurring adjustments needed to fairly present SJI’s financial position, operating results and cash flows at the dates and for the periods presented. SJI’s businesses are subject to seasonal fluctuations and, accordingly, this interim financial information should not be the basis for estimating the full year’s operating results. As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), the accompanying unaudited condensed consolidated financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These financial statements should be read in conjunction with SJI’s 2013 Annual Report on Form 10-K for a more complete discussion of the Company’s accounting policies and certain other information.

Certain reclassifications have been made to the prior periods regulatory assets disclosure to conform to the current period presentation. The deferred pipeline integrity cost and Allowance for Funds Used During Construction ("AFUDC") - equity related deferrals previously included in "Other Regulatory Assets" were reclassified to the line items "Pipeline Integrity Cost" and "AFUDC - Equity Related Deferrals", respectively, in the regulatory asset table in Note 8.

REVENUE AND THROUGHPUT-BASED TAXES — SJG collects certain revenue-based energy taxes from its customers. Such taxes include New Jersey State Sales Tax and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. The PUA is included in both utility revenue and cost of sales and totaled $0.4 million for both the three months ended March 31, 2014 and 2013. In prior years, SJG had collected a throughput-based energy tax from customers in the form of a Transitional Energy Facility Assessment (TEFA). The TEFA was eliminated effective January 1, 2014.

IMPAIRMENT OF LONG-LIVED ASSETS - SJI reviews the carrying amount of long-lived assets for possible impairment whenever events or changes in circumstances indicate that such amounts may not be recoverable. For the three months ended March 31, 2014 and 2013, no impairments were identified.

GAS EXPLORATION AND DEVELOPMENT - The Company capitalizes all costs associated with gas property acquisition, exploration and development activities under the full cost method of accounting. Capitalized costs include costs related to unproved properties, which are not amortized until proved reserves are found or it is determined that the unproved properties are impaired. All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. No impairment was recorded during the three months ended March 31, 2014 or 2013. As of both March 31, 2014 and December 31, 2013, $8.9 million related to interests in proved and unproved properties in Pennsylvania, net of amortization, is included with Nonutility Property and Equipment and Other Noncurrent Assets on the condensed consolidated balance sheets.

TREASURY STOCK – SJI uses the par value method of accounting for treasury stock. As of March 31, 2014 and December 31, 2013, SJI held 129,929 and 148,890 shares of treasury stock, respectively. These shares are related to deferred compensation arrangements where the amounts earned are held in the stock of SJI.

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

NEW ACCOUNTING PRONOUNCEMENTS — Other than as described below, no new accounting pronouncement issued or effective during 2014 or 2013 had, or is expected to have, a material impact on the condensed consolidated financial statements.

In July 2013, the FASB issued Accounting Standards Update (ASU) 2013-11, Balance Sheet Presentation of an Unrecognized Income Tax Benefit for a Net Operating Loss or Tax Credit Carryforward. This ASU provides that a liability related to an unrecognized tax benefit should be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance did not have an impact on the Company's financial statement results.

2.	STOCK-BASED COMPENSATION PLAN:

Under the Amended and Restated 1997 Stock-Based Compensation Plan, no more than 2,000,000 shares in the aggregate may be issued to SJI’s officers (Officers), non-employee directors (Directors) and other key employees. The plan will terminate on January 26, 2015, unless terminated earlier by the Board of Directors. No options were granted or outstanding during the three months ended March 31, 2014 and 2013.  No stock appreciation rights have been issued under the plan. During the three months ended March 31, 2014 and 2013, SJI granted 67,874 and 56,464 restricted shares, respectively, to Officers and other key employees.  These restricted shares vest over a three-year period and are subject to SJI achieving certain market and earnings-based performance targets as compared to a peer group average, which can cause the actual amount of shares that ultimately vest to range from between 0% to 150% of the original share units granted.

Grants containing market-based performance targets use SJI's total shareholder return (TSR) relative to a peer group to measure performance. Grants containing earnings-based targets are based on SJI's earnings per share (EPS) growth rate relative to a peer group to measure performance.

During the three months ended March 31, 2014 and 2013, SJI granted 11,610 and 12,285 restricted shares, respectively, to Directors.  Shares issued to Directors vest over twelve months and contain no performance conditions. As a result, 100% of the shares granted generally vest.

See Note 2 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2013 for the related accounting policy.

The following table summarizes the nonvested restricted stock awards outstanding at March 31, 2014 and the assumptions used to estimate the fair value of the awards:

	Grant Date	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate
Officers & Key Employees -	Jan. 2012 - TSR	18,640	$51.23	22.5%	0.43%
	Jan. 2012 - EPS	18,640	$56.93	N/A	N/A
	Jan. 2013 - TSR	25,898	$44.38	21.1%	0.40%
	Jan. 2013 - EPS	25,898	$51.18	N/A	N/A
	Jan. 2014 - TSR	32,686	$44.32	20.0%	0.80%
	Jan. 2014 - EPS	32,686	$54.44	N/A	N/A

Directors -	Jan. 2014	11,610	$54.51	N/A	N/A

Expected volatility is based on the actual volatility of SJI’s share price over the preceding three-year period as of the valuation date. The risk-free interest rate is based on the zero-coupon U.S. Treasury Bond, with a term equal to the three-year term of the Officers’ and other key employees’ restricted shares. As notional dividend equivalents are credited to the holders during the three-year service period, no reduction to the fair value of the award is required. As the Directors’ restricted stock awards contain no performance conditions and dividends are paid or credited to the holder during the requisite service period, the fair value of these awards are equal to the market value of the shares on the date of grant.

The following table summarizes the total stock-based compensation cost for the the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Officers & Key Employees	$581	$573
Directors	158	191
Total Cost	739	764

Capitalized	(70)	(63)
Net Expense	$669	$701

As of March 31, 2014, there was $5.0 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 2.1 years.

The following table summarizes information regarding restricted stock award activity during the three months ended March 31, 2014, excluding accrued dividend equivalents:

	Officers &Other Key Employees	Directors	Weighted Average Fair Value
Nonvested Shares Outstanding, January 1, 2014	94,192	19,617	$50.73
Granted	67,874	11,610	$50.13
Cancelled/Forfeited	(7,618)	—	$50.24
Vested	—	(19,617)	$52.19
Nonvested Shares Outstanding, March 31, 2014	154,448	11,610	$50.30

Performance targets during the three-year vesting period were not attained for the January 2011 grant that had vested at December 31, 2013. As a result, no shares were awarded in 2014. During the three months ended March 31, 2013, SJI awarded 66,077 shares to its Officers and other key employees, which had vested at December 31, 2012, at a market value of $3.3 million. Also, during the three months ended March 31, 2014 and 2013, SJI granted 11,610 and 12,285 shares to its Directors at a market value of $0.6 million for each period. The Company has a policy of issuing new shares to satisfy its obligations under these plans; therefore, there are no cash payment requirements resulting from the normal operation of these plans. However, a change in control could result in such shares becoming nonforfeitable or immediately payable in cash.  At the discretion of the Officers, Directors and other key employees, the receipt of vested shares can be deferred until future periods.  These deferred shares are included in Treasury Stock on the condensed consolidated balance sheets.

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

SJI conducts tests annually to estimate the environmental remediation costs for these properties.

Summarized operating results of the discontinued operations for the three months ended March 31, were (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Loss Before Income Taxes:
Sand Mining	$(380)	$(72)
Fuel Oil	(102)	(652)
Income Tax Benefits	169	253
Loss from Discontinued Operations — Net	$(313)	$(471)
Earnings Per Common Share from
Discontinued Operations — Net:
Basic and Diluted	$(0.01)	$(0.01)

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

LVE Energy Partners, LLC (LVE) - In March 2013, substantially all of the assets of Marina's joint venture, LVE, an entity in which Marina had a 50% equity interest, were sold. As a result of the transaction, Marina received cash proceeds of $57.9 million in 2013. LVE was dissolved prior to December 31, 2013. See Note 11.

During the first three months of 2014, the Company received net repayments from unconsolidated affiliates of $2.9 million. During the first three months of 2013, the Company made investments in, and provided net advances to, unconsolidated affiliates of $1.1 million, excluding the cash proceeds related to the sale of LVE as discussed above. As of March 31, 2014 and December 31, 2013, the outstanding balance on these Notes Receivable – Affiliate was $46.1 million and $48.8 million, respectively. These notes are secured by property, plant and equipment of the affiliates, accrue interest at 7.5% and are to be repaid through 2025.

SJI holds significant variable interests in these entities but is not the primary beneficiary. Consequently, these entities are accounted for under the equity method because SJI does not have both a) the power to direct the activities of the entity that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. As of March 31, 2014, the Company had a net asset of approximately $79.5 million included in Investment in Affiliates and Other Noncurrent Liabilities on the condensed consolidated balance sheets related to equity method investees, in addition to Notes Receivable – Affiliate as discussed above. SJI’s maximum exposure to loss from these entities as of March 31, 2014 is limited to its combined equity contributions and the Notes Receivable-Affiliate in the amount of $125.6 million plus the guarantees discussed in Note 11.

4.	COMMON STOCK:

The following shares were issued and outstanding:

2014
Beginning Balance, January 1	32,715,042
New Issues During the Period:
Dividend Reinvestment Plan	95,662
Stock-Based Compensation Plan	11,610
Ending Balance, March 31	32,822,314

The par value ($1.25 per share) of stock issued was recorded in Common Stock and the net excess over par value of approximately $5.4 million was recorded in Premium on Common Stock.

EARNINGS PER COMMON SHARE (EPS) — Basic EPS is based on the weighted-average number of common shares outstanding.  The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 77,224 and 53,574 for the three months ended March 31, 2014 and 2013, respectively. These shares relate to SJI's restricted stock as discussed in Note 2.

DIVIDEND REINVESTMENT PLAN (DRP) —The Company offers a DRP which allows participating shareholders to purchase shares of SJI common stock by automatic reinvestment of dividends or optional purchases. Shares of common stock offered by the DRP have been issued directly by SJI from its authorized but unissued shares of common stock. The Company raised $5.2 million and $7.2 million of equity capital through the DRP during the three months ended March 31, 2014 and 2013, respectively.

5.	FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS — In accordance with the terms of certain Marina and SJG loan agreements, unused proceeds are required to be escrowed pending approval of construction expenditures. As of March 31, 2014 and December 31, 2013, the escrowed proceeds, including interest earned, totaled $1.4 million and $1.3 million, respectively.

The Company maintains margin accounts with selected counterparties to support its risk management activities. The balances required to be held in these margin accounts increase as the net value of the outstanding energy related contracts with the respective counterparties decrease. As of March 31, 2014 and December 31, 2013, the balances in these accounts totaled $34.3 million and $41.8 million, respectively. The carrying amounts of the Restricted Investments approximate their fair values at March 31, 2014 and December 31, 2013, which would be included in Level 1 of the fair value hierarchy (See Note 13 - Fair Value of Financial Assets and Financial Liabilities).

LONG-TERM RECEIVABLES — SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources.  The terms of these loans call for customers to make monthly payments over a period of up to five years with no interest.  The carrying amounts of such loans were $15.0 million as of both March 31, 2014 and December 31, 2013. The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Contract Receivables on the condensed consolidated balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $1.3 million as of both March 31, 2014 and December 31, 2013.  The annual amortization to interest is not material to the Company’s condensed consolidated financial statements.  The carrying amounts of these receivables approximate their fair value at March 31, 2014 and December 31, 2013, which would be included in Level 2 of the fair value hierarchy (See Note 13 - Fair Value of Financial Assets and Financial Liabilities).

CREDIT RISK - As of March 31, 2014, approximately $14.6 million, or 19.0%, of the current and noncurrent Derivatives – Energy Related Assets are with a single, investment-grade rated counterparty.

FINANCE OBLIGATION - During 2010, ACB Energy Partners LLC (ACB), a wholly-owned subsidiary of Energenic, of which Marina has a 50% equity interest, completed construction of a combined heat and power generating facility to serve, under an energy services agreement, a thermal plant owned by Marina. Construction period financing was provided by Marina. As substantially all of the costs of constructing the facility were funded by the financing provided by Marina, Marina was considered the owner of the facility for accounting purposes during the construction period. When an entity is considered the accounting owner during the construction period, a sale of the asset effectively occurs when construction of the asset is completed. However, due to its continuing involvement in the facility through its equity interest in Energenic, Marina continues to be considered the owner of the facility for accounting purposes under ASC Topic 360 Property, Plant and Equipment. As a result, the transaction is being accounted for as a financing arrangement under ASC Topic 840 Leases and therefore the Company has included costs to construct the facility within Nonutility Property, Plant and Equipment on the condensed consolidated balance sheets of $23.7 million as of both March 31, 2014 and December 31, 2013. In addition, the Company included repayments from ACB to Marina on the construction loan within the Finance Obligation on the condensed consolidated balance sheets. Marina does not have a fixed payment obligation to ACB; as a result, the Finance Obligation is classified as a noncurrent liability on the condensed consolidated balance sheets. The costs to construct the facility and the repayments of the construction loan are amortized over the term of the energy services agreement. The impact on the condensed consolidated statements of income is not significant. As a result, the Company recorded $20.4 million and $20.7 million, net of amortization, within Finance Obligation on the condensed consolidated balance sheets at March 31, 2014 and December 31, 2013, respectively.

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE - The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. The carrying amounts of SJI's financial instruments approximate their fair values at March 31, 2014 and December 31, 2013, except as noted below.

•
For Long-Term Debt, in estimating the fair value, we use the present value of remaining cash flows at the balance sheet date. We based the estimates on interest rates available to SJI at the end of each period for debt with similar terms and maturities (Level 2 in the fair value hierarchy, see Note 13 - Fair Value of Financial Assets and Financial Liabilities). The estimated fair values of SJI's long-term debt, including current maturities, as of March 31, 2014 and December 31, 2013, were $759.3 million and $713.2 million, respectively.  The carrying amounts of SJI's long-term debt, including current maturities, as of March 31, 2014 and December 31, 2013, were $731.4 million and $701.4 million, respectively.

6.	SEGMENTS OF BUSINESS:

SJI operates in several different reportable operating segments. These segments are as follows:

•	Gas utility operations (SJG) consists primarily of natural gas distribution to residential, commercial and industrial customers.

•	Wholesale energy operations include the activities of SJRG and SJEX.

•	SJE is involved in both retail gas and retail electric activities.

◦	Retail gas and other operations include natural gas acquisition and transportation service business lines.

◦	Retail electric operations consist of electricity acquisition and transportation to commercial and industrial customers.

•	On-site energy production consists of Marina's thermal energy facility and other energy-related projects.

•	Appliance service operations includes SJESP’s servicing of appliances under warranty via a subcontractor arrangement as well as on a time and materials basis.

In the first quarter of 2014, SJI began grouping its non-utility operations into two areas: Energy Group and Energy Services. Energy Group includes wholesale energy, retail gas and other, and retail electric operations. Energy Services includes on-site energy production and appliance service operations. Due to this grouping, some of the Company's prior period numbers were recast to conform with the current period presentation. However, no changes were made to the specific operating segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are treated as if the sales or transfers were to third parties at current market prices.

Information about SJI’s operations in different reportable operating segments is presented below (in thousands):

	Three Months Ended March 31,
	2014	2013
Operating Revenues:
Gas Utility Operations	$210,545	$174,098
Energy Group:
Wholesale Energy Operations	35,372	6,216
Retail Gas and Other Operations	51,506	34,113
Retail Electric Operations	40,393	30,729
Subtotal Energy Group	127,271	71,058
Energy Services:
On-Site Energy Production	11,346	9,096
Appliance Service Operations	2,654	3,308
Subtotal Energy Services	14,000	12,404
Corporate & Services	7,871	8,480
Subtotal	359,687	266,040
Intersegment Sales	(9,486)	(10,409)
Total Operating Revenues	$350,201	$255,631

	Three Months Ended March 31,
	2014	2013
Operating Income:
Gas Utility Operations	$63,440	$57,795
Energy Group:
Wholesale Energy Operations	(1,655)	(5,157)
Retail Gas and Other Operations	1,968	28
Retail Electric Operations	(54)	464
Subtotal Energy Group	259	(4,665)
Energy Services:
On-Site Energy Production	(1,260)	(1,173)
Appliance Service Operations	(95)	(14)
Subtotal Energy Services	(1,355)	(1,187)
Corporate and Services	166	36
Total Operating Income	$62,510	$51,979

Depreciation and Amortization:
Gas Utility Operations	$12,676	$11,024
Energy Group:
Wholesale Energy Operations	40	51
Retail Gas and Other Operations	22	22
Subtotal Energy Group	62	73
Energy Services:
On-Site Energy Production	5,775	3,012
Appliance Service Operations	67	74
Subtotal Energy Services	5,842	3,086
Corporate and Services	219	225
Total Depreciation and Amortization	$18,799	$14,408

Interest Charges:
Gas Utility Operations	$4,342	$2,961
Energy Group:
Wholesale Energy Operations	121	52
Retail Gas and Other Operations	126	76
Subtotal Energy Group	247	128
Energy Services:
On-Site Energy Production	2,128	1,403
Corporate and Services	1,850	1,508
Subtotal	8,567	6,000
Intersegment Borrowings	(1,483)	(1,292)
Total Interest Charges	$7,084	$4,708

	Three Months Ended March 31,
	2014	2013
Income Taxes:
Gas Utility Operations	$22,527	$20,771
Energy Group:
Wholesale Energy Operations	(553)	(1,981)
Retail Gas and Other Operations	936	272
Retail Electric Operations	(22)	190
Subtotal Energy Group	361	(1,519)
Energy Services:
On-Site Energy Production	(11,025)	(11,564)
Appliance Service Operations	(23)	4
Subtotal Energy Services	(11,048)	(11,560)
Corporate and Services	29	80
Total Income Taxes	$11,869	$7,772

Property Additions:
Gas Utility Operations	$32,531	$37,042
Energy Group:
Wholesale Energy Operations	2	9
Retail Gas and Other Operations	168	2
Subtotal Energy Group	170	11
Energy Services:
On-Site Energy Production	9,149	2,577
Corporate and Services	778	738
Total Property Additions	$42,628	$40,368

	March 31, 2014	December 31, 2013
Identifiable Assets:
Gas Utility Operations	$1,969,673	$1,909,126
Energy Group:
Wholesale Energy Operations	325,400	331,182
Retail Gas and Other Operations	70,832	50,384
Retail Electric Operations	27,510	25,496
Subtotal Energy Group	423,742	407,062
Energy Services:
On-Site Energy Production	597,942	576,315
Appliance Service Operations	2,240	1,812
Subtotal Energy Services	600,182	578,127
Discontinued Operations	1,753	1,068
Corporate and Services	410,010	406,245
Intersegment Assets	(385,559)	(376,773)
Total Identifiable Assets	$3,019,801	$2,924,855

7.	RATES AND REGULATORY ACTIONS:

SJG is subject to the rules and regulations of the New Jersey Board of Public Utilities (BPU). In November 2013, SJG filed a base rate case with the BPU to increase its base rates to obtain a certain level of return on its capital investments. In March 2014, SJG filed an update to the original filing and expects the base rate case to be concluded during 2014.

In January 2014, SJG credited the accounts of its periodic Basic Gas Supply Service (BGSS) customers with refunds totaling $11.2 million based on a projected over collection, at that time, due to lower gas costs.

There have been no other significant regulatory actions or changes to SJG's rate structure since December 31, 2013. See Note 10 to the Consolidated Financial Statements in Item 8 of SJI's Annual Report on Form 10-K as of December 31, 2013.

8.	REGULATORY ASSETS & REGULATORY LIABILITIES:

There have been no significant changes to the nature of the Company’s regulatory assets and liabilities since December 31, 2013 which are described in Note 11 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2013.

Regulatory Assets consisted of the following items (in thousands):

	March 31, 2014	December 31, 2013
Environmental Remediation Costs:
Expended - Net	$26,590	$29,945
Liability for Future Expenditures	119,604	119,492
Deferred Asset Retirement Obligation Costs	31,347	31,142
Deferred Pension and Other Postretirement Benefit Costs	59,284	59,284
Deferred Gas Costs - Net	34,008	—
Conservation Incentive Program Receivable	—	10,526
Societal Benefit Costs Receivable	5,528	10,408
Premium for Early Retirement of Debt	—	955
Deferred Interest Rate Contracts	4,735	3,735
Energy Efficiency Tracker	7,470	10,420
Pipeline Supplier Service Charges	6,690	7,106
Pipeline Integrity Cost	2,962	2,902
AFUDC - Equity Related Deferrals	8,631	7,810
Other Regulatory Assets	2,441	2,356

Total Regulatory Assets	$309,290	$296,081

DEFERRED GAS COSTS - NET - Over/under collections of gas costs are monitored through SJG's BGSS mechanism. Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability. Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval. The change from a $19.1 million regulatory liability at December 31, 2013 to a $34.0 million regulatory asset at March 31, 2014 was due to the actual cost of the commodity incurred during the first quarter exceeding the gas costs recovered from the customers as a result of higher prices.

CONSERVATION INCENTIVE PROGRAM (CIP) RECEIVABLE – The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. Actual usage per customer was greater than the established baseline during the first three months of 2014 resulting in a payable that is recorded in the table below as a regulatory liability. The change from a receivable to a related payable is primarily the result of colder weather experienced in the region during the first quarter of 2014.

SOCIETAL BENEFIT COSTS RECEIVABLE - This regulatory asset primarily represents the deferred expenses under the New Jersey Clean Energy Program, which is a mechanism designed to recover costs associated with energy efficiency and renewable energy program. The decrease in the asset is due to colder weather experienced in the region during the first quarter of 2014 resulting in increased recoveries of the deferred expense.

Regulatory Liabilities consisted of the following items (in thousands):

	March 31, 2014	December 31, 2013
Excess Plant Removal Costs	$39,647	$40,029
Deferred Revenues - Net	—	19,067
Conservation Incentive Program Payable	6,193	—
Other Regulatory Liabilities	2,318	1,853

Total Regulatory Liabilities	$48,158	$60,949

DEFERRED REVENUES – NET – Over/under collections of gas costs are monitored through SJG’s BGSS mechanism.  Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability.  Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval. See "Deferred Gas Costs - Net" above.

CONSERVATION INCENTIVE PROGRAM PAYABLE – The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. See "Conservation Incentive Program (CIP) Receivable" above.

9.	PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three months ended March 31, 2014 and 2013, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended March 31,
	2014	2013
Service Cost	$1,285	$1,378
Interest Cost	2,695	2,332
Expected Return on Plan Assets	(3,265)	(2,989)
Amortizations:
Prior Service Cost	43	63
Actuarial Loss	1,426	2,171
Net Periodic Benefit Cost	2,184	2,955
Capitalized Benefit Costs	(854)	(1,167)
Total Net Periodic Benefit Expense	$1,330	$1,788

	Other Postretirement Benefits
	Three Months Ended March 31,
	2014	2013
Service Cost	$250	$311
Interest Cost	740	700
Expected Return on Plan Assets	(687)	(588)
Amortizations:
Prior Service Cost (Credits)	38	(71)
Actuarial Loss	243	459
Net Periodic Benefit Cost	584	811
Capitalized Benefit Costs	(209)	(322)
Total Net Periodic Benefit Expense	$375	$489

Capitalized benefit costs reflected in the table above relate to SJG’s construction program.

SJI contributed $12.7 million to the pension plans in January 2013. No contributions are expected to be made to the pension plans during 2014. Payments related to the unfunded supplemental executive retirement plan (SERP) are expected to approximate $1.3 million in 2014. SJG also has a regulatory obligation to contribute approximately $3.6 million annually to the other postretirement benefit plans’ trusts, less direct costs incurred.

See Note 12 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2013, for additional information related to SJI’s pension and other postretirement benefits.

10.	LINES OF CREDIT:

Credit facilities and available liquidity as of March 31, 2014 were as follows (in thousands):

Company	Total Facility	Usage	Available Liquidity	Expiration Date
SJG:
Commercial Paper Program/Revolving Credit Facility	$200,000	$47,700	$152,300	May 2018
Uncommitted Bank Lines	10,000	—	10,000	August 2014

Total SJG	210,000	47,700	162,300

SJI:

Revolving Credit Facility	400,000	293,800	106,200	February 2018 (A)

Total SJI	400,000	293,800	106,200

Total	$610,000	$341,500	$268,500

(A) Includes letters of credit outstanding in the amount of $17.2 million.

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary, the SJI facilities can also be used to support SJG’s liquidity needs. Borrowings under these credit facilities are at market rates. The weighted average interest rate on these borrowings, which changes daily, was 1.06% and 1.02% at March 31, 2014 and 2013, respectively. Average borrowings outstanding under these credit facilities, not including letters of credit, during the three months ended March 31, 2014 and 2013 were $332.2 million and $317.3 million, respectively. The maximum amounts outstanding under these credit facilities, not including letters of credit, during the three months ended March 31, 2014 and 2013 were $390.7 million and $369.5 million, respectively.

The SJI and SJG facilities are provided by a syndicate of banks and contain one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreements) to not more than 0.65 to 1, measured at the end of each fiscal quarter. SJI and SJG were in compliance with this covenant as of March 31, 2014.

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

GUARANTEES — The Company has recorded a liability of $0.7 million which is included in Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the condensed consolidated balance sheets as of March 31, 2014 for the fair value of the following guarantees:

In April 2007, SJI guaranteed certain obligations of LVE Energy Partners, LLC (LVE), an unconsolidated joint venture in which Marina had a 50% equity interest.  LVE entered into a 25-year contract with a resort developer to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada.  LVE began construction of the facility in 2007 and expected to provide full energy service in 2010 when the resort was originally scheduled to be completed.  LVE suspended construction of the district energy system and central energy center in January 2009 after the resort developer’s announcement that it was delaying the completion of construction of the resort.

In March 2013, the resort developer purchased substantially all of the assets of LVE. As a result, the guarantees provided by SJI of certain performance obligations of LVE under the operating agreements between LVE and the resort developer were canceled.

In 2013, the Company received 1) $57.9 million of repayments of advances to LVE; and 2) a $7.9 million note receivable from a third party, which is recorded in the condensed consolidated balance sheets as of March 31, 2014. As of December 31, 2013, LVE was dissolved and the Company incurred a $0.8 million charge to write-off the remaining interest in 2013.

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

In December 2013, SJI entered into agreements to guarantee certain obligations of WCLE, SC Landfill Energy, LLC, SX Landfill Energy, LLC, FC Landfill Energy, LLC, and AC Landfill Energy, LLC (collectively, the "Landfills"), unconsolidated joint ventures in which Marina has a 50% equity interest in each through Energenic. The landfills have entered into long-term debt agreements which run through 2020. Although unlikely, SJI could be liable through the guarantees for 50% of the outstanding debt along with any interest related to the debt in the event the landfills do not meet minimum specified levels of operating performance and no mitigating action is taken, or are unable to meet certain financial obligations as they become due. As of March 31, 2014, 50% of the currently outstanding debt is $9.4 million. As a result, the Company has recorded a liability of $0.5 million for the fair value of the guarantees, which is included in Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the condensed consolidated balance sheets as of March 31, 2014.

In February 2011, ACR Energy Partners, LLC (ACR), a wholly-owned subsidiary of Energenic, in which Marina has a 50% equity interest, entered into a 20 year contract with a developer to build, own and operate a central energy center and energy distribution system for a new hotel, casino and entertainment complex in Atlantic City, New Jersey. The complex commenced operations in April 2012, and as a result, ACR is providing full energy services to the complex. Marina and its joint venture partner have agreed to provide a $5.0 million letter of credit to support certain operating performance obligations of ACR under the operating agreements between ACR and the developer. SJI and its partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI to or on behalf of ACR.

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

As of March 31, 2014, SJI had issued $6.4 million of guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable our subsidiary to market retail natural gas.

COLLECTIVE BARGAINING AGREEMENTS — Unionized personnel represent approximately 45.0% of our workforce at March 31, 2014. The Company has collective bargaining agreements with two unions that represent these employees: the International Brotherhood of Electrical Workers (IBEW) Local 1293 and the International Association of Machinists and Aerospace Workers (IAM) Local 76.  SJG and SJESP employees represented by the IBEW operate under a collective bargaining agreement that runs through February 2017. The remaining unionized employees are represented by the IAM and operate under a collective bargaining agreement that expires in August 2014.

STANDBY LETTERS OF CREDIT — As of March 31, 2014, SJI provided $17.2 million of standby letters of credit through SJI’s revolving credit facility to enable SJE to market retail electricity and for various construction and operating activities. The Company has also provided $87.6 million of additional letters of credit under separate facilities outside of the revolving credit facility to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system and to finance Marina's initial thermal plant project.

PENDING LITIGATION — The Company is subject to claims arising in the ordinary course of business and other legal proceedings. The Company has been named in, among other actions, certain product liability claims related to our former sand mining subsidiary. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $2.9 million and $3.0 million related to all claims in the aggregate as of March 31, 2014 and December 31, 2013, respectively. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

ENVIRONMENTAL REMEDIATION COSTS — SJI incurred and recorded costs for environmental cleanup of 12 sites where SJG or its predecessors operated gas manufacturing plants. SJG stopped manufacturing gas in the 1950s. SJI and some of its nonutility subsidiaries also recorded costs for environmental cleanup of sites where SJF previously operated a fuel oil business and Morie maintained equipment, fueling stations and storage. There have been no changes to the status of the Company’s environmental remediation efforts since December 31, 2013 as described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2013.

12.	DERIVATIVE INSTRUMENTS:

Certain SJI subsidiaries are involved in buying, selling, transporting and storing natural gas and buying and selling retail electricity for their own accounts as well as managing these activities for third parties. These subsidiaries are subject to market risk on expected future purchases and sales due to commodity price fluctuations. The Company uses a variety of derivative instruments to limit this exposure to market risk in accordance with strict corporate guidelines.  These derivative instruments include forward contracts, swap agreements, options contracts and futures contracts. As of March 31, 2014, the Company had outstanding derivative contracts intended to limit the exposure to market risk on 30.3 MMdts (1 MMdts = one million decatherms) of expected future purchases of natural gas, 20.4 MMdts of expected future sales of natural gas, 1.0 MMmwh (1 MMmwh = one million megawatt hours) of expected future purchases of electricity and 1.0 MMmwh of expected future sales of electricity. In addition to these derivative contracts, the Company has basis and index related purchase and sales contracts totaling 30.8 MMdts.  These contracts, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives — Energy Related Assets or Derivatives — Energy Related Liabilities on the condensed consolidated balance sheets. The net unrealized pre-tax gains and losses for these energy related commodity contracts are included with realized gains and losses in Operating Revenues – Nonutility.

The Company has also entered into interest rate derivatives to hedge exposure to increasing interest rates and the impact of those rates on cash flows of variable-rate debt. These interest rate derivatives, some of which have been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives - Other on the consolidated balance sheets. Beginning in July 2012, hedge accounting was discontinued for these derivatives. As a result, unrealized gains and losses on these derivatives, that were previously included in Accumulated Other Comprehensive Loss (AOCL) on the consolidated balance sheets, will be reclassified into earnings over the remaining life of the derivative. These derivatives are expected to mature in 2026.

There have been no significant changes to the Company’s active interest rate swaps since December 31, 2013 which are described in Note 16 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2013.

The fair values of all derivative instruments, as reflected in the condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013, are as follows (in thousands):

Derivatives not designated as hedging instruments under GAAP	March 31, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
Energy related commodity contracts:
Derivatives – Energy Related – Current	$58,123	$89,892	$56,327	$77,993
Derivatives – Energy Related – Non-Current	18,439	20,274	26,451	22,131
Interest rate contracts:
Derivatives - Other	—	7,890	—	6,676
Total derivatives not designated as hedging instruments under GAAP	76,562	118,056	82,778	106,800

Total Derivatives	$76,562	$118,056	$82,778	$106,800

The Company enters into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. The Company presents derivatives at gross fair values on the condensed consolidated balance sheets. As of March 31, 2014 and December 31, 2013, information related to these offsetting arrangements were as follows (in thousands):

As of March 31, 2014
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
Derivatives - Energy Related Assets	$76,562	$—	$76,562	$(39,526)	(A)	$—	$37,036
Derivatives - Energy Related Liabilities	$(110,166)	$—	$(110,166)	$39,526	(B)	$17,275	$(53,365)
Derivatives - Other	$(7,890)	$—	$(7,890)	$—		$—	$(7,890)

As of December 31, 2013
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
Derivatives - Energy Related Assets	$82,778	$—	$82,778	$(28,082)	(A)	$(498)	$54,198
Derivatives - Energy Related Liabilities	$(100,124)	$—	$(100,124)	$28,082	(B)	$29,639	$(42,403)
Derivatives - Other	$(6,676)	$—	$(6,676)	$—		$—	$(6,676)

(A) The balances at March 31, 2014 and December 31, 2013 were related to derivative liabilities which can be net settled against derivative assets.

(B) The balances at March 31, 2014 and December 31, 2013 were related to derivative assets which can be net settled against derivative liabilities.

The effect of derivative instruments on the condensed consolidated statements of income for the three months ended March 31, 2014 and 2013 are as follows (in thousands):

	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships under GAAP	2014	2013
Interest Rate Contracts:
Losses recognized in AOCL on effective portion	$—	$—
Losses reclassified from AOCL into income (a)	$(112)	$(112)
Gains (losses) recognized in income on ineffective portion (a)	$—	$—

(a) Included in Interest Charges

	Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments under GAAP	2014	2013
Losses on energy related commodity contracts (a)	$(28,601)	$(7,049)
(Losses) gains on interest rate contracts (b)	(214)	525

Total	$(28,815)	$(6,524)

(a)  Included in Operating Revenues - Non Utility
(b)  Included in Interest Charges

Net realized gains associated with SJG's energy-related financial commodity contracts of $2.4 million and losses of $1.5 million for the three months ended March 31, 2014 and 2013, respectively, are not included in the above table. These contracts are part of SJG’s regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to, and recoverable through, regulatory riders, any changes in the value of SJG’s energy related financial commodity contracts are deferred in Regulatory Assets or Liabilities and there is no impact to earnings.

Certain of the Company’s derivative instruments contain provisions that require immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions in the event of a material adverse change in the credit standing of the Company. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on March 31, 2014, is $38.4 million.   If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2014, the Company would have been required to settle the instruments immediately or post collateral to its counterparties of approximately $28.3 million after offsetting asset positions with the same counterparties under master netting arrangements.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of March 31, 2014	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$8,829	$8,829	$—	$—
Derivatives – Energy Related Assets (B)	76,562	7,109	28,935	40,518
	$85,391	$15,938	$28,935	$40,518

Liabilities

Derivatives – Energy Related Liabilities (B)	$110,166	$5,732	$58,945	$45,489
Derivatives – Other (C)	7,890	—	7,890	—
	$118,056	$5,732	$66,835	$45,489

As of December 31, 2013	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$8,716	$8,716	$—	$—
Derivatives – Energy Related Assets (B)	82,778	4,385	27,182	51,211
	$91,494	$13,101	$27,182	$51,211

Liabilities

Derivatives – Energy Related Liabilities (B)	$100,124	$4,236	$52,772	$43,116
Derivatives – Other (C)	6,676	—	6,676	—
	$106,800	$4,236	$59,448	$43,116

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

The following table provides quantitative information regarding significant unobservable inputs in Level 3 fair value measurements (in thousands):

Type	Fair Value at March 31, 2014		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$31,078	$38,549	Discounted Cash Flow	Forward price (per dt)	$(2.01) - $4.70 [$(0.78)]
Forward Contract - Electric	$9,440	$6,940	Discounted Cash Flow	Fixed electric load profile (on-peak)	8.06% - 100.00% [55.03%]
				Fixed electric load profile (off-peak)	0.00% - 91.94% [44.97%]

Type	Fair Value at December 31, 2013		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$41,444	$36,043	Discounted Cash Flow	Forward price (per dt)	$(1.75) - $6.05 [$(0.79)]
Forward Contract - Electric	$9,767	$7,073	Discounted Cash Flow	Fixed electric load profile (on-peak)	8.06% - 100.00% [54.55%]
				Fixed electric load profile (off-peak)	0.00% - 91.94% [45.45%]

The changes in fair value measurements of Derivatives – Energy Related Assets and Liabilities for the three months ended March 31, 2014 and 2013, using significant unobservable inputs (Level 3), are as follows (in thousands):

Three Months Ended March 31, 2014
Balance at beginning of period	$8,095
Other changes in fair value from continuing and new contracts, net	(12,124)
Settlements	(942)

Balance at end of period	$(4,971)

Three Months Ended March 31, 2013
Balance at beginning of period	2,762
Other changes in fair value from continuing and new contracts, net	(701)
Settlements	(434)

Balance at end of period	$1,627

Total losses for 2014 included in earnings that are attributable to the change in unrealized losses relating to those assets and liabilities included in Level 3 still held as of March 31, 2014, is $12.1 million.  These losses are included in Operating Revenues-Nonutility on the condensed consolidated statements of income.

14.	LONG-TERM DEBT:

In January 2014, SJG issued $30.0 million aggregate principal amount of 4.23% Medium Term Notes due January 2030.

The Company did not issue any other long-term debt during the three months ended March 31, 2014.

15.	ACCUMULATED OTHER COMPREHENSIVE LOSS:

The following tables summarize the changes in accumulated other comprehensive loss (AOCL) for the three months ended March 31, 2014 (in thousands):

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Other Comprehensive Income (Loss) of Affiliated Companies	Total
Balance at January 1, 2014 (a)	$(18,503)	$(2,697)	$397	$43	$(20,760)
Other comprehensive income before reclassifications	—	—	62	—	62
Amounts reclassified from AOCL (b)	—	66	—	(18)	48
Net current period other comprehensive income (loss)	—	66	62	(18)	110
Balance at March 31, 2014 (a)	$(18,503)	$(2,631)	$459	$25	$(20,650)

(a) Determined using a combined statutory tax rate of 41%.
(b) See table below.

The following table provides details about reclassifications out of AOCL for the three months ended March 31, 2014:

	Amounts Reclassified from AOCL (in thousands)	Affected Line Item in the Condensed Consolidated Statements of Income
	Three Months Ended March 31, 2014
Unrealized Gain on Derivatives-Other - interest rate contracts designated as cash flow hedges	$112	Interest Charges
Income Taxes	(46)	Income Taxes (a)
	$66

Loss of Affiliated Companies	$(31)	Equity in Loss of Affiliated Companies
Income Taxes	13	Income Taxes (a)
	$(18)

Losses from reclassifications for the period net of tax	$48

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

A discussion of these and other risks and uncertainties may be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and in other filings made by us with the Securities and Exchange Commission (SEC). These cautionary statements should not be construed by you to be exhaustive and they are made only as of the date of this Quarterly Report on Form 10-Q, or in any document incorporated by reference, at the date of such document. While South Jersey Industries, Inc. (SJI or the Company) believes these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, SJI undertakes no obligation to update or revise any of its forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies — Estimates and Assumptions — Management must make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related disclosures. Actual results could differ from those estimates. Five types of transactions presented in our condensed consolidated financial statements require a significant amount of judgment and estimation. These relate to regulatory accounting, derivatives, environmental remediation costs, pension and other postretirement employee benefit costs, and revenue recognition. A discussion of these estimates and assumptions may be found in our Form 10-K for the year ended December 31, 2013.

New Accounting Pronouncements — See detailed discussions concerning New Accounting Pronouncements and their impact on SJI in Note 1 to the condensed consolidated financial statements.

Regulatory Actions — Other than the changes discussed in Note 7 to the condensed consolidated financial statements, there have been no significant regulatory actions since December 31, 2013. See detailed discussion concerning Regulatory Actions in Note 10 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2013.

Environmental Remediation —There have been no significant changes to the status of the Company’s environmental remediation efforts since December 31, 2013. See detailed discussion concerning Environmental Remediation in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2013.

RESULTS OF OPERATIONS:

SJI operates in several different reportable operating segments. These segments are as follows:

•	Gas utility operations (SJG) consists primarily of natural gas distribution to residential, commercial and industrial customers.

•	Wholesale energy operations include the activities of South Jersey Resources Group, LLC (SJRG) and South Jersey Exploration, LLC (SJEX).

•	South Jersey Energy Company (SJE) is involved in both retail gas and retail electric activities.

◦	Retail gas and other operations include natural gas acquisition and transportation service business lines.

◦	Retail electric operations consist of electricity acquisition and transportation to commercial and industrial customers.

•	On-site energy production consists of Marina Energy, LLC ("Marina's") thermal energy facility and other energy-related projects.

•	Appliance service operations includes South Jersey Energy Service Plus, LLC (SJESP’s) servicing of appliances under warranty via a subcontractor arrangement as well as on a time and materials basis.

In the first quarter of 2014, SJI began grouping its non-utility operations into two areas: Energy Group and Energy Services. Energy Group includes wholesale energy, retail gas and other, and retail electric operations. Energy Services includes on-site energy production and appliance service operations. Due to this grouping, some of the Company's prior period numbers were recast to conform with the current period presentation. However, no changes were made to the specific operating segments.

Net Income for the three months ended March 31, 2014 increased $5.0 million to $47.9 million compared with the same period in 2013 primarily as a result of the following:

•
The income contribution from the gas utility operations at SJG for the three months ended March 31, 2014 increased $2.1 million to $37.6 million due primarily to increases in the accelerated infrastructure programs and customer growth over the prior year.

•
The income contribution from the wholesale energy operations at SJRG for the three months ended March 31, 2014 increased $2.0 million to a net loss of $1.1 million due primarily to a $15.5 million increase resulting from higher storage volumes sold and higher daily trading margins as described in Gross Margin - Energy Group below, partially offset by a $13.5 million change in unrealized gains and losses on derivatives used by the wholesale energy operations to mitigate natural gas commodity price risk, as discussed under Operating Revenues - Energy Group below.

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

The types of transactions that cause the most significant volatility in operating results are as follows:

•
The wholesale energy operations at SJRG purchases and holds natural gas in storage to earn a profit margin from its ultimate sale in the future. The wholesale energy operations uses derivatives to mitigate commodity price risk in order to substantially lock-in the profit margin that will ultimately be realized. However, gas stored in inventory is accounted for at the lower of average cost or market; the derivatives used to reduce the risk associated with a change in the value of the inventory are accounted for at fair value, with changes in fair value recorded in operating results in the period of change. As a result, earnings are subject to volatility as the market price of derivatives change, even when the underlying hedged value of the inventory is unchanged. Additionally, volatility in earnings is created when realized gains and losses on derivatives used to mitigate commodity price risk on expected future purchases of gas injected into storage are recognized in earnings when the derivatives settle, but the cost of the related gas in storage is not recognized in earnings until the period of withdrawal. This volatility can be significant from period to period. Over time, gains or losses on the sale of gas in storage will be offset by losses or gains on the derivatives, resulting in the realization of the profit margin expected when the transactions were initiated.

•
The retail electric operations at SJE uses forward contracts to mitigate commodity price risk on fixed price electric contracts with customers. In accordance with GAAP, the forward contracts are recorded at fair value, with changes in fair value recorded in earnings in the period of change. Several related customer contracts are not considered derivatives and therefore are not recorded in earnings until the electricity is delivered. As a result, earnings are subject to volatility as the market price of the forward contracts change, even when the underlying hedged value of the customer contract is unchanged. Over time, gains or losses on the sale of the fixed price electric under contract will be offset by losses or gains on the forward contracts, resulting in the realization of the profit margin expected when the transactions were initiated.

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

We define Economic Earnings as: Income from continuing operations, (1) less the change in unrealized gains and plus the change in unrealized losses, as applicable and in each case after tax, on all derivative transactions, and (2) less realized gains and plus realized losses, as applicable and in each case after tax, on all commodity derivative transactions attributed to expected purchases of gas in storage to match the recognition of these gains and losses with the recognition of the related cost of the gas in storage in the period of withdrawal, and (3) less the impact of transactions or contractual arrangements where the true economic impact will be realized in a future period. With respect to the third part of the definition of Economic Earnings, for the three months ended March 31, 2014 and 2013:

•
For the three months ended March 31, 2013, Economic Earnings excludes a $0.9 million loss (net of tax) from affiliated companies, not part of ongoing operations. This adjustment is the result of the termination of the contract at LVE Energy Partners, LLC ("LVE," see Note 11 to the condensed consolidated financial statements) and is being excluded because substantially all of the assets of LVE have been sold and LVE is no longer considered part of the ongoing operations of the Company. LVE was dissolved prior to December 31, 2013; as such there was no gain/loss from affiliated companies not part of ongoing operations for the three months ended March 31, 2014.

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

Economic Earnings for the three months ended March 31, 2014 increased $17.7 million to $66.2 million compared with the same period in 2013, primarily as a result of the following:

•
The income contribution from the wholesale energy operations at SJRG for the three months ended March 31, 2014 increased $15.5 million to $16.5 million due to higher storage volumes sold and higher daily trading margins as described in Gross Margin - Energy Group below.

•
The income contribution from the gas utility operations at SJG for the three months ended March 31, 2014 increased $2.1 million to $37.6 million due primarily to increases in the accelerated infrastructure programs and customer growth over the prior year.

The following table presents a reconciliation of our income from continuing operations and earnings per share from continuing operations to Economic Earnings and Economic Earnings per share for the three months ended March 31 (in thousands except per share data):

	Three Months Ended March 31,
	2014	2013
Income from Continuing Operations	$48,211	$43,337
Minus/Plus:
Unrealized Mark-to-Market (Gains)/Losses on Derivatives	17,658	4,098
Realized (Gains)/Losses on Inventory Injection Hedges	322	120
Net Loss from Affiliated Companies, Not Part of Ongoing Operations (A)	—	906
Other (B)	(25)	(25)
Economic Earnings	$66,166	$48,436

Earnings per Share from Continuing Operations	$1.47	$1.36
Minus/Plus:
Unrealized Mark-to-Market (Gains)/Losses on Derivatives	0.54	0.13
Realized (Gains)/Losses on Inventory Injection Hedges	0.01	—
Net Loss from Affiliated Companies, Not Part of Ongoing Operations (A)	—	0.03
Economic Earnings per Share	$2.02	$1.52

The effect of derivative instruments not designated as hedging instruments under GAAP in the condensed consolidated statements of income (see Note 12 to the condensed consolidated financial statements) is as follows (gains (losses) in thousands):

	Three Months Ended March 31,
	2014	2013
Losses on energy related commodity contracts	$(28,601)	$(7,049)
(Losses) gains on interest rate contracts	(214)	525
Total before income taxes	(28,815)	(6,524)
Income taxes (C)	11,771	2,675
Total after income taxes	(17,044)	(3,849)
Unrealized mark-to-market losses on derivatives held by affiliated companies, net of tax (C)	(614)	(249)
Total unrealized mark-to-market losses on derivatives	(17,658)	(4,098)
Realized losses on inventory injection hedges, net of tax (C)	(322)	(120)
Net Loss from Affiliated Companies, Not Part of Ongoing Operations (A)	—	(906)
Other (B)	25	25
Total reconciling items between income from continuing operations and economic earnings	$(17,955)	$(5,099)

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

(C) Determined using a combined statutory tax rate of 41%

The following tables summarize the composition of selected gas utility operations data for the three months ended March 31 (in thousands, except for degree day data):

	Three Months Ended March 31,
	2014	2013
Utility Throughput – dt:
Firm Sales -
Residential	13,188	11,070
Commercial	2,735	2,516
Industrial	157	154
Cogeneration & Electric Generation	310	145
Firm Transportation -
Residential	1,902	1,628
Commercial	3,451	2,986
Industrial	3,510	3,567
Cogeneration & Electric Generation	1,960	2,082

Total Firm Throughput	27,213	24,148

Interruptible Sales	—	—
Interruptible Transportation	368	434
Off-System	2,430	1,713
Capacity Release	16,182	13,815

Total Throughput - Utility	46,193	40,110

	Three Months Ended March 31,
	2014	2013
Utility Operating Revenues:
Firm Sales -
Residential	$125,188	$108,124
Commercial	28,331	23,635
Industrial	2,081	1,628
Cogeneration & Electric Generation	2,080	783
Firm Transportation -
Residential	10,158	9,289
Commercial	13,454	11,331
Industrial	6,790	5,944
Cogeneration & Electric Generation	2,326	2,234

Total Firm Revenues	190,408	162,968

	Three Months Ended March 31,
	2014	2013

Interruptible Sales	2	—
Interruptible Transportation	448	540
Off-System	18,551	6,682
Capacity Release	896	3,687
Other	240	221
	210,545	174,098
Less: Intercompany Sales	(216)	(447)
Total Utility Operating Revenues	210,329	173,651
Less:
Cost of Sales - Utility (Excluding depreciation)	103,077	77,156
Conservation Recoveries*	10,767	5,324
RAC Recoveries*	2,021	2,178
EET Recoveries*	1,059	996
Revenue and Throughput Taxes	436	2,243
Utility Margin**	$92,969	$85,754

Margin:
Residential	$73,594	$59,512
Commercial and Industrial	26,027	21,279
Cogeneration and Electric Generation	1,347	1,230
Interruptible	18	24
Off-System & Capacity Release	653	685
Other Revenues	239	266
Margin Before Weather Normalization & Decoupling	101,878	82,996
CIRT Mechanism	—	742
CIP Mechanism	(9,010)	1,891
EET Mechanism	101	125
Utility Margin**	$92,969	$85,754

Degree Days:	2,786	2,457

*Represents expenses for which there is a corresponding credit in operating revenues.  Therefore, such recoveries have no impact on our financial results.
**Utility Margin is further defined under the caption "Margin - Gas Utility Operations" below.

Throughput - Gas Utility Operations - Total gas throughput increased 6.1 MMdts, or 15.2%, during the three months ended March 31, 2014, compared with the same period in 2013. Firm throughput increased 3.1 MMdts, or 12.7%, during the first quarter of 2014 as a result of weather that was 13.4% colder than the same period last year. Also contributing to higher throughput was the addition of 4,975 customers over the last 12 months, representing 1.4% customer growth. Off-System Sales (OSS) and Capacity Release throughput increased 0.7 MMdts and 2.4 MMdts, respectively, during the first quarter of 2014. Similar to firm throughput, OSS throughput improved as a result of higher weather-driven demand during the first quarter. The increase in capacity release was related to the expiration of an Asset Management Agreement (AMA) that was in effect during 2013. Volumes released under AMA's are not included in the throughput table above. In 2014, the capacity previously committed under the AMA was available to be released during the first quarter of 2014.

Conservation Incentive Program (CIP) - Gas Utility Operations - The effects of the CIP on net income of the gas utility operations for the three months ended March 31, 2014 and 2013 and the associated weather comparisons are as follows ($’s in millions):

	Three Months Ended March 31,
	2014	2013
Net Income Impact:
CIP – Weather Related	$(6.0)	$(0.5)
CIP – Usage Related	0.7	1.6
Total Net Income Impact	$(5.3)	$1.1

Weather Compared to 20-Year Average	17.4% Colder	Average
Weather Compared to Prior Year	13.4% Colder	27.3% Colder

Operating Revenues  - Gas Utility Operations - Revenues increased $36.7 million, or 21.1%, during the three months ended March 31, 2014, compared with the same period in the prior year after eliminating intercompany transactions due to higher firm sales and OSS. Total firm revenue increased $27.4 million, or 16.8%, in the first quarter of 2014 as a result of 13.4% colder weather and 4,975 additional customers compared with the same period in 2013, as previously discussed under "Throughput-Gas Utility Operations." While these factors increased firm sales revenue significantly, the revenue increase had little impact on gas utility operations profitability under the operation of the CIP, as further discussed below under the caption "Margin-Gas Utility Operations."

Higher OSS volume and unit prices resulted in an $11.9 million, or 177.6%, increase in revenues during the three months ended March 31, 2014, compared with the same period in 2013. Colder weather led to greater demand during the first quarter of 2014, allowing the gas utility operations to increase revenue from such sales. However, the impact of changes in OSS activity does not have a material impact on the earnings of the gas utility operations, as SJG is required to return 85% of the profits of such activity to its ratepayers. Earnings from OSS can be seen in the "Margin" table above.

While changes in gas costs and Basic Gas Supply Service (BGSS) recoveries/refunds may fluctuate from period to period, the gas utility operations do not profit from the sale of the commodity.  Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on Company profitability, as further discussed below under the caption “Margin-Gas Utility Operations.”

Operating Revenues — Energy Group -  Combined revenues for Energy Group, net of intercompany transactions, increased $56.3 million, or 80.9% for the three months ended March 31, 2014 compared with the same period in 2013.

Revenues from retail gas operations at SJE, net of intercompany transactions, increased $17.6 million, or 51.9% for the three months ended March 31, 2014 compared with the same period in 2013. Excluding the change in unrealized gains and losses recorded on forward financial contracts of $(0.2) million, revenues increased $17.4 million, or 50.8%, for the three months ended March 31, 2014 compared with the same period in 2013. The increase in revenues was mainly due to a 48.1% increase in the average monthly New York Mercantile Exchange (NYMEX) settle price for the three months ended March 31, 2014 compared with the same period in 2013. Also contributing to the increase in revenues for the three months ended March 31, 2014 was an 8.6% increase in sales volumes compared with the same period in 2013. Sales volumes totaled 8,686,460 and 7,997,253 dekatherms for the three months ended March 31, 2014 and 2013, respectively.

Market conditions continue to make it difficult to be competitive in the small commercial market. We continue to focus our marketing efforts on the pursuit of non-heat-sensitive commercial customers in an effort to mitigate price volatility and weather risk.

Revenues from retail electric operations at SJE, net of intercompany transactions, increased $9.6 million, or 32.6%, for the three months ended March 31, 2014 compared with the same period in 2013. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $0.3 million, revenues increased $9.9 million, or 33.4%, for the three months ended March 31, 2014 compared with the same period in 2013.

A summary of revenues from retail electric operations at SJE is as follows (in millions):

	Three Months Ended March 31,
	2014	2013	Change
SJE Retail Electric Revenue	$39.2	$29.6	$9.6
Add: Unrealized Losses (Subtract: Unrealized Gains)	0.2	(0.1)	0.3
SJE Retail Electric Revenue, Excluding Unrealized Losses (Gains)	$39.4	$29.5	$9.9

The increase in revenues from retail electric operations at SJE as defined above for the three months ended March 31, 2014 compared with the same period in 2013 was mainly due to a 50.1% increase in the average monthly sales price, which was driven by a higher average Locational Marginal Price (LMP) per megawatt hour. SJE uses forward financial contracts to mitigate commodity price risk on fixed price electric contracts. In accordance with GAAP, the forward financial contracts are recorded at fair value, with changes in fair value recorded in earnings in the period of change. The related customer contracts are not considered derivatives and, therefore, are not recorded in earnings until the electricity is delivered. As a result, earnings are subject to volatility as the market price of the forward financial contracts change, even when the underlying hedged value of the customer contract is unchanged. Over time, gains or losses on the sale of the fixed price electric under contract will be offset by losses or gains on the forward financial contracts, resulting in the realization of the profit margin expected when the transactions were initiated. The retail electric operations at SJE serve both fixed and market-priced customers.

Revenues from wholesale energy operations at SJRG, net of intercompany transactions, increased $29.1 million for the three months ended March 31, 2014 compared with the same period in 2013. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $21.5 million and adjusting for the change in realized gains and losses on all hedges attributed to inventory injection transactions of $0.3 million to align them with the related cost of inventory in the period of withdrawal, revenues from the wholesale energy operations increased $50.9 million for the three months ended March 31, 2014 compared with the same period in 2013.

A summary of revenues from wholesale energy operations at SJRG for the three months ended March 31 is as follows (in millions):

	Three Months Ended March 31,
	2014	2013	Change
SJRG Revenue	$35.1	$6.0	$29.1
Add: Unrealized Losses (Subtract: Unrealized Gains)	28.2	6.7	21.5
Add: Realized Losses (Subtract: Realized Gains) on Inventory Injection Hedges	0.5	0.2	0.3
SJRG Revenue, Excluding Unrealized Losses (Gains) and Realized Losses (Gains) on Inventory Injection Hedges	$63.8	$12.9	$50.9

The increase in revenues from wholesale energy operations as defined above for the three months ended March 31, 2014 compared with the same period in 2013 was due mainly to increased storage volumes sold as well as higher margins on daily energy trading activities. As discussed in Note 1 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2013, revenues and expenses related to the energy trading activities of the wholesale energy operations at SJRG are presented on a net basis in Operating Revenues – Nonutility on the condensed consolidated income statement.

Operating Revenues - Energy Services -  Combined revenues for Energy Services, net of intercompany transactions, increased $1.6 million, or 12.9% for the three months ended March 31, 2014 compared with the same period in 2013.
Revenues from on-site energy production at Marina, net of intercompany transactions, increased $2.3 million, or 24.7%, for the three months ended March 31, 2014 compared with the same period in 2013 primarily due to higher hot water production and electricity sales at the wholly owned thermal facility due to colder temperatures during the first quarter of 2014 as compared to the prior year.

Revenues from appliance service operations at SJESP, net of intercompany transactions, did not change significantly for the three months ended March 31, 2014 compared with the same period in 2013.

Margin – Gas Utility Operations — The gas utility operations margin is defined as natural gas revenues less natural gas costs, regulatory rider expenses and related volumetric and revenue based energy taxes. SJG believes that margin provides a more meaningful basis for evaluating utility operations than revenues since natural gas costs, regulatory rider expenses and related energy taxes are passed through to customers and, therefore, have no effect on margin. Natural gas costs are charged to operating expenses on the basis of therm sales at the prices approved by the New Jersey Board of Public Utilities (BPU) through SJG’s BGSS clause.

Total margin increased $7.2 million, or 8.4%, for the three months ended March 31, 2014, compared with the same period in 2013, primarily due to the Capital Investment Recovery Tracker ("CIRT") investments rolling into base rates effective October 1, 2013. The CIRT investments rolling into base rates contributed approximately $6.4 million in additional margin during the first quarter of 2014. In addition, the gas utility operations added 4,975 customers over the 12-month period ended March 31, 2014, representing growth of 1.4% over the prior year and a corresponding increase in margin.

As reflected in the margin table and the CIP table above, the CIP mechanism requires the gas utility operations to return $9.0 million, or $5.3 million after taxes, in margin earned during the first three months of 2014 primarily due to weather that was colder than normal. The CIP protected $1.9 million, or $1.1 million after taxes, during the same period in 2013 that would have been lost due to lower customer usage. The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer.

Gross Margin — Energy Group —  Gross margin for the nonutility businesses is defined as revenue less all costs that are directly related to the production, sale and delivery of the Company’s products and services. These costs primarily include natural gas and electric commodity costs as well as certain payroll and related benefits. On the statements of condensed consolidated income, revenue is reflected in Operating Revenues - Nonutility and the costs are reflected in Cost of Sales - Nonutility. As discussed in Note 16 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2013, revenues and expenses related to the energy trading activities of the wholesale energy operations at SJRG are presented on a net basis in Operating Revenues - Nonutility on the condensed consolidated income statement.

For the three months ended March 31, 2014, combined gross margins for Energy Group, net of intercompany transactions, increased $5.5 million to $5.7 million compared with the same period in 2013. These changes were primarily due to the following:

•
Gross margin from SJE’s retail gas and other operations increased $1.9 million for the three months ended March 31, 2014 compared with the same period in 2013. Excluding the change in unrealized gains and losses recorded on forward financial contracts of $(0.2) million, gross margins increased $1.7 million for the three months ended March 31, 2014 compared with the same period in 2013. The three month comparative period increase was due to increases in sales volumes as discussed in "Operating Revenues-Energy Group" above. Excluding the impact of the unrealized gains/losses discussed above, gross margin as a percentage of Operating Revenues did not change significantly for the three months ended March 31, 2014 compared with the same period in 2013.

•
Gross margin from SJE’s retail electric operations, along with gross margin as a percentage of Operating Revenues, did not change significantly for the three months ended March 31, 2014 as compared with the same period in 2013.

•
Gross margin from the wholesale energy operations of SJRG increased $3.6 million for the three months ended March 31, 2014 compared with the same period in 2013. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $21.5 million and adjusting for the change in realized gains and losses on all hedges attributed to inventory injection transactions of $0.3 million to align them with the related cost of inventory in the period of withdrawal as discussed above, gross margin for the wholesale energy operations increased $25.4 million for the three months ended March 31, 2014 compared with the same period in 2013. The increase in gross margin was mainly due to increased storage volumes sold as well as higher margins on daily energy trading activities as compared to the prior year.

The wholesale energy operations at SJRG expects to continue to add incremental margin from marketing and related opportunities in the Marcellus region, capitalizing on its established presence in the area. Future margins could fluctuate significantly due to the volatile nature of wholesale gas prices. As of March 31, 2014, the wholesale energy operations had 9.6 Bcf of storage and 638,496 dts/day of transportation under contract.

Gross Margin - Energy Services - For the three months ended March 31, 2014, combined gross margins for Energy Services, net of intercompany transactions, increased $2.5 million to $9.2 million compared with the same period in 2013. These changes were primarily due to the following:

•
Gross margin from on-site energy production at Marina, net of intercompany transactions, increased $2.6 million for the three months ended March 31, 2014 compared with the same period in 2013. This was due mainly to higher hot water production and electricity sales at the wholly owned thermal facility due to colder temperatures during the first quarter of 2014 as compared to the prior year. Gross margin as a percentage of Operating Revenues did not change significantly for the three months ended March 31, 2014 compared with the same period in 2013.

•
Gross margin from appliance service operations at SJESP , along with gross margin as a percentage of Operating Revenues, did not change significantly for the three months ended March 31, 2014 as compared with the same period in 2013.

Operating Expenses — A summary of net changes in operations expense for the three months ended March 31, follows (in thousands):

Three Months Ended March 31, 2014 vs. 2013
Gas Utility Operations	$6,261
Nonutility:
Energy Group:
Wholesale Energy Operations	58
Retail Gas and Other Operations	(13)
Retail Electric Operations	521
Subtotal Energy Group	566
Energy Services:
On-Site Energy Production	(23)
Appliance Service Operations	(63)
Subtotal Energy Services	(86)
Total Nonutility	480
Intercompany Eliminations and Other	(80)
Total Operations Expense	$6,661

Operations - Gas utility operations expense increased $6.3 million for the three months ended March 31, 2014 compared with the same period in 2013.  This increase is primarily due to increased spending under the New Jersey Clean Energy Program and Energy Efficiency Programs. Such costs are recovered on a dollar-for-dollar basis; therefore, the gas utility operations experienced an offsetting increase in revenues during the period.

Nonutility operations expense increased $0.5 million for the three months ended March 31, 2014 compared with the same period in 2013, primarily due to additional personnel, governance and compliance costs incurred to support continued growth.

Maintenance - Changes in maintenance expense for the three months ended March 31, 2014 compared with the same period in 2013, were not significant.

Depreciation - Depreciation increased $3.6 million during the three months ended March 31, 2014 compared with the same period in 2013 due mainly to the increased investment in property, plant and equipment by the gas utility operations and on-site energy production at Marina.

Energy and Other Taxes - Energy and other taxes decreased $1.9 million for the three months ended March 31, 2014 compared with the same period in 2013 due primarily to the elimination of the gas utility operations' primary energy tax, the Transitional Energy Facilities Assessment, effective January 1, 2014 (see Note 1 to the condensed consolidated financial statements).

Other Income and Expense - Other income and expense decreased $1.5 million during the three months ended March 31, 2014 compared with the same period in 2013 primarily due to a decrease in interest income on notes receivable from affiliates.

Interest Charges – Interest charges increased $2.4 million for the three months ended March 31, 2014 compared with the same period in 2013 primarily due to lower capitalization of interest costs on construction at the gas utility operations at SJG during 2014. This was a result of the roll-in of capital investments under SJG's CIRT into base rates effective October 1, 2013, and weather-related construction delays during the first quarter of 2014. CIRT investments were approved by the BPU to accrue interest on construction until such time they were rolled into base rates. Also contributing to the increase is a higher amount of long-term debt outstanding compared to the prior year.

Income Taxes – Income tax expense increased $4.1 million for the three months ended March 31, 2014 compared with the same period in 2013 due primarily to higher income before taxes, along with a higher effective tax rate due to a projected decrease in the investment tax credits on renewable energy facilities at Marina in 2014 as compared to 2013.

Equity in Earnings of Affiliated Companies – Equity in earnings of affiliated companies increased $2.3 million for the three months ended March 31, 2014, compared to the same period in 2013 primarily due to higher production at our affiliated companies as a result of colder than normal temperatures for the first quarter of 2014 as compared to the same period in 2013.

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

Cash Flows from Operating Activities — Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $49.2 million and $55.9 million in the first three months of 2014 and 2013, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries.  Operating activities in the first three months of 2014 produced less net cash than the same period in 2013 due primarily to higher working capital requirements, primarily as a result of higher gas costs due to the extremely cold weather during the first three months of 2014. At SJG, a portion of these higher gas costs were deferred and will be collected in future periods under SJG's BGSS. These higher working capital needs were partially offset as SJI did not make a pension contribution during the first quarter of 2014 as compared to a contribution of $12.7 million for the first quarter of 2013. This was due to an increase in the discount rate used to calculate future liability and greater than expected asset performance significantly improving the Company's funding status. The Company strives to keep its pension plans fully funded. When factors such as lesser than expected asset performance and/or declining discount rates negatively impact the funding status of the plans, the Company increases its contributions to supplant that funding shortfall.

Cash Flows from Investing Activities — SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. Net cash outflows for capital expenditures, which are primarily construction projects, for the first three months of 2014 and 2013 amounted to $60.3 million and $40.6 million, respectively. We estimate the net cash outflows for construction projects for fiscal years 2014, 2015 and 2016 at SJI to be approximately $309.9 million, $319.1 million and $273.0 million, respectively. The high level of capital expenditures is due to a combination of the accelerated infrastructure investment programs, a major pipeline project to support an electric generation facility, and a new customer information system, all at SJG.  For capital expenditures, including those under SJG’s Accelerated Infrastructure Replacement Program (AIRP), the Company expects to use short-term borrowings under lines of credit from commercial banks and the commercial paper program to finance capital expenditures as incurred. From time to time, the Company may refinance the short-term debt incurred to support capital expenditures with long-term debt. Also contributing to the high level of capital expenditures are anticipated solar projects at Marina.

In support of its risk management activities, the Company is required to maintain margin accounts with selected counterparties as collateral for its forward contracts, swap agreements, options contracts and futures contracts. These margin accounts are included in Restricted Investments or Margin Account Liability, depending upon the value of the related contracts (the change in the Margin Account Liability is reflected in cash flows from Operating Activities) on the condensed consolidated balance sheets. The required amount of restricted investments changes on a daily basis due to fluctuations in the market value of the related outstanding contracts and is difficult to predict. Margin posted by the Company decreased by $7.4 million in the first three months of 2014, compared with a decrease of $7.9 million in the same period of 2013.

During the first three months of 2014, the Company received net repayments from unconsolidated affiliates of $2.9 million. During the first three months of 2013, the Company made investments in, and provided net advances to, unconsolidated affiliates of $1.1 million, excluding the cash proceeds related to the sale of LVE as discussed below.

In March 2013, substantially all of the assets of Marina's joint venture, LVE Energy Partners, LLC (LVE), an entity in which Marina had a 50% equity interest, were sold. As a result of the transaction, Marina received cash proceeds of $57.9 million in 2013. LVE was dissolved prior to December 31, 2013. See Note 11 to the condensed consolidated financial statements.

Cash Flows from Financing Activities — Short-term borrowings from the commercial paper program and lines of credit from commercial banks are used to supplement cash flows from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, short-term debt incurred to finance capital expenditures is refinanced with long-term debt.

Credit facilities and available liquidity as of March 31, 2014 were as follows (in thousands):

Company	Total Facility	Usage	Available Liquidity	Expiration Date
SJG:
Commercial Paper Program/Revolving Credit Facility	$200,000	$47,700	$152,300	May 2018
Uncommitted Bank Lines	10,000	—	10,000	August 2014

Total SJG	210,000	47,700	162,300

SJI:

Revolving Credit Facility	400,000	293,800	106,200	February 2018 (A)

Total SJI	400,000	293,800	106,200

Total	$610,000	$341,500	$268,500

(A) Includes letters of credit outstanding in the amount of $17.2 million.

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary the SJI facilities can also be used to support SJG’s liquidity needs. All committed facilities contain one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreements), measured on a quarterly basis. SJI and SJG were in compliance with these covenants as of March 31, 2014. Borrowings under these credit facilities are at market rates. The weighted average borrowing cost, which changes daily, was 1.06% and 1.02% at March 31, 2014 and 2013, respectively.  Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business’ future liquidity needs.

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

In January 2014, SJG issued $30.0 million aggregate principal amount of 4.23% MTN's due January 2030.

SJI raises equity capital through its Dividend Reinvestment Plan (DRP). Participants in SJI's DRP receive newly-issued shares. Prior to April 2013, shares of common stock offered by the DRP were issued at a 2% discount directly by SJI from its authorized but unissued shares of common stock. In April 2013, SJI discontinued the 2% discount on shares issued through the DRP in an effort to manage the amount of equity raised through the plan; however, the discount was reinstated during the third quarter of 2013. SJI raised $5.2 million and $7.2 million of equity capital through the DRP during the three months ended March 31, 2014 and 2013, respectively.

SJI’s capital structure was as follows:

	As of March 31, 2014	As of December 31, 2013
Equity	45.0%	43.9%
Long-Term Debt	38.1%	37.3%
Short-Term Debt	16.9%	18.8%
Total	100.0%	100.0%

SJI has paid dividends on its common stock for 63 consecutive years and has increased that dividend each year for the last fourteen years.  The Company currently looks to grow that dividend by at least 6% to 7% per year and has a targeted payout ratio of between 50% and 60% of Economic Earnings.  In setting the dividend rate, the Board of Directors of SJI considers future earnings expectations, payout ratio, and dividend yield relative to those at peer companies, as well as returns available on other income-oriented investments.  However, there can be no assurance that the Company will be able to continue to increase the dividend, meet the targeted payout ratio or pay a dividend at all in the future.

COMMITMENTS AND CONTINGENCIES:

SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, and for environmental remediation costs. Cash outflows for capital expenditures for the first three months of 2014 and 2013 amounted to $60.3 million and $40.6 million, respectively. Management estimates the net cash outflows for construction projects for 2014, 2015 and 2016 at SJI to be approximately $309.9 million, $319.1 million and $273.0 million, respectively. The high level of capital expenditures is due to a combination of the accelerated infrastructure investment programs, a major pipeline project to support an electric generation facility, and a new customer information system, all at SJG. Also contributing to the high level of capital expenditures are anticipated solar projects at Marina. Costs for remediation projects, net of insurance reimbursements, for the first three months of 2014 and 2013 amounted to net cash inflows of $1.6 million and $2.0 million, respectively. Total net cash outflows for remediation projects are expected to be $13.9 million, $36.7 million and $27.4 million for 2014, 2015 and 2016, respectively.  As discussed in Notes 10 and 15 to the Consolidated Financial Statements in Item 8 of SJI’s 10-K as of December 31, 2013, certain environmental costs are subject to recovery from insurance carriers and ratepayers.

As of March 31, 2014, SJI provided $17.2 million of standby letters of credit through SJI’s revolving credit facility to enable SJE to market retail electricity and for various construction and operating activities. The Company also provided $87.6 million of additional letters of credit under separate facilities outside of the revolving credit facility to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system and to finance Marina's initial thermal plant project.

Contractual Obligations - There were no significant changes to the Company’s contractual obligations described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2013, except for long term debt, which increased due to the issuance of $30.0 million aggregate principal amount of MTN's at SJG (see note 14 to the condensed consolidated financial statements), along with commodity supply purchase obligations which increased approximately $122.2 million in total since December 31, 2013 due to increases in transportation agreements at SJRG and additional agreements to extend several services and replenish storage at SJG.

Off-Balance Sheet Arrangements – An off-balance sheet arrangement is any contractual arrangement involving an unconsolidated entity under which the company has either made guarantees, or has certain other interests or obligations.

The Company has recorded a liability of $0.7 million which is included in Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the condensed consolidated balance sheets as of March 31, 2014 for the fair value of the following guarantees:

•
In April 2007, SJI guaranteed certain obligations of LVE Energy Partners, LLC (LVE), an unconsolidated joint venture in which Marina had a 50% equity interest.  LVE entered into a 25-year contract with a resort developer to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada.  LVE began construction of the facility in 2007 and expected to provide full energy service in 2010 when the resort was originally scheduled to be completed.  LVE suspended construction of the district energy system and central energy center in January 2009 after the resort developer’s announcement that it was delaying the completion of construction of the resort.

In March 2013, the resort developer purchased substantially all of the assets of LVE. As a result, the guarantees provided by SJI of certain performance obligations of LVE under the operating agreements between LVE and the resort developer were canceled.

In 2013, the Company received 1) $57.9 million of repayments of advances to LVE; and 2) a $7.9 million note receivable from a third party, which is recorded in the condensed consolidated balance sheets as of March 31, 2014. As of December 31, 2013, LVE was dissolved and the Company incurred a $0.8 million charge to write-off the remaining interest in 2013.

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

•
In December 2013, SJI entered into agreements to guarantee certain obligations of WCLE, SC Landfill Energy, LLC, SX Landfill Energy, LLC, FC Landfill Energy, LLC, and AC Landfill Energy, LLC (collectively, the "Landfills"), unconsolidated joint ventures in which Marina has a 50% equity interest in each through Energenic. The landfills have entered into long-term debt agreements which run through 2020. Although unlikely, SJI could be liable through the guarantees for 50% of the outstanding debt along with any interest related to the debt in the event the landfills do not meet minimum specified levels of operating performance and no mitigating action is taken, or are unable to meet certain financial obligations as they become due. As of March 31, 2014, 50% of the currently outstanding debt is $9.4 million. As a result, the Company has recorded a liability of $0.5 million for the fair value of the guarantees, which is included in Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the condensed consolidated balance sheets as of March 31, 2014.

•
In February 2011, ACR Energy Partners, LLC (ACR), a wholly-owned subsidiary of Energenic, in which Marina has a 50% equity interest, entered into a 20 year contract with a developer to build, own and operate a central energy center and energy distribution system for a new hotel, casino and entertainment complex in Atlantic City, New Jersey. The complex commenced operations in April 2012, and as a result, ACR is providing full energy services to the complex. Marina and its joint venture partner have agreed to provide a $5.0 million letter of credit to support certain operating performance obligations of ACR under the operating agreements between ACR and the developer. SJI and its partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI to or on behalf of ACR.

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

•
As of March 31, 2014, SJI had issued $6.4 million of guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable our subsidiary to market retail natural gas.

Pending Litigation — The Company is subject to claims arising in the ordinary course of business and other legal proceedings. The Company has been named in, among other actions, certain product liability claims related to our former sand mining subsidiary. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $2.9 million and $3.0 million related to all claims in the aggregate as of March 31, 2014 and December 31, 2013, respectively. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

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

SJI has entered into certain contracts to buy, sell, and transport natural gas and to buy and sell retail electricity. SJI recorded a net pre-tax loss of $28.6 million and $7.1 million in earnings during the three months ended March 31, 2014 and 2013, respectively, which are included with realized gains and losses in Operating Revenues — Nonutility.

The fair value and maturity of these energy-related contracts determined under the mark-to-market method as of March 31, 2014 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 -3 Years	Maturity Beyond 3 Years	Total
Prices actively quoted	$6,643	$466	$—	$7,109
Prices provided by other external sources	22,686	5,974	275	28,935
Prices based on internal models or other valuable methods	28,794	10,117	1,607	40,518

Total	$58,123	$16,557	$1,882	$76,562

Liabilities
Source of Fair Value	Maturity <1 Year	Maturity 1 -3 Years	Maturity Beyond 3Years	Total
Prices actively quoted	$5,104	$628	$—	$5,732
Prices provided by other external sources	43,696	15,203	46	58,945
Prices based on internal models or other valuable methods	41,092	3,818	579	45,489

Total	$89,892	$19,649	$625	$110,166

•
NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Volumes of our NYMEX contracts included in the table above under "Prices actively quoted" are 12.2 million dekatherms (dts) with a weighted average settlement price of $4.26 per dt.

•
Basis represents the differential to the NYMEX natural gas futures contract for delivering gas to a specific location. Volumes of our basis contracts included in the table above under "Prices provided by other external sources" and "Prices based on internal models or other valuable methods" are 62.6 million dts with a weighted average settlement price of $(0.08) per dt.

•
Fixed Price Gas Daily represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Volumes of our Fixed Price Gas Daily contracts included in the table above under "Prices provided by other external sources" are 2.4 million dts with a weighted average settlement price of $4.50 per dt.

•
Volumes of our discounted index related purchase and sales contracts included in the table above under "Prices provided by other external sources" and "Prices based on internal models or other valuable methods" are 93.4 million dts with a weighted average settlement price of $(0.42) per dt.

•
Volumes of electric included in the table above under "Prices based on internal models or other valuable methods" are less than 0.1 million mwh with a weighted average settlement price of $48.86 per mwh.

A reconciliation of SJI’s estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Liabilities, January 1, 2014	$(17,346)
Contracts Settled During Three Months Ended March 31, 2014, Net	7,391
Other Changes in Fair Value from Continuing and New Contracts, Net	(23,649)

Net Derivatives — Energy Related Liabilities March 31, 2014	$(33,604)

Interest Rate Risk — Our exposure to interest-rate risk relates primarily to short-term, variable-rate borrowings. Short-term, variable-rate debt outstanding at March 31, 2014 was $324.3 million and averaged $332.2 million during the first three months of 2014. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $2.0 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2013 - 16 b.p. decrease; 2012 - 9 b.p. decrease; 2011 - 33 b.p. increase; 2010 – 13 b.p. decrease; and 2009 – 29 b.p. decrease.  At March 31, 2014, our average interest rate on variable-rate debt was 1.06%.

We issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of March 31, 2014, the interest costs on all but $77.1 million of our long-term debt was either at a fixed-rate or hedged via an interest rate derivative. Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates.

As of March 31, 2014, SJI’s active interest rate swaps were as follows:

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

Credit Risk - As of March 31, 2014, approximately $14.6 million, or 19.0%, of the current and noncurrent Derivatives – Energy Related Assets are with a single, investment-grade rated counterparty.

As of March 31, 2014, SJRG had $176.1 million of Accounts Receivable under sales contracts. Of that total, 83.5% were with regulated utilities or companies rated investment-grade or guaranteed by an investment-grade-rated parent or were with companies where we have a collateral arrangement or insurance coverage. The remainder of the Accounts Receivable were within approved credit limits.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2014. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company are effective.

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act, during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control - Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the 1992 framework remains available during the transition period, which extends to December 15, 2014. As of March 31, 2014, the Company continues to utilize the 1992 Framework and anticipates transitioning to the 2013 Framework by the transition date.

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item is incorporated by reference to Part I, Item 2, Pending Litigation, beginning on page 41.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Issuer Purchases of Equity Securities - There were no purchases by SJI of its own common stock during the three months ended March 31, 2014.

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

101
The following financial statements from South Jersey Industries’ Quarterly Report on Form 10-Q for the three months ended March 31, 2014, filed with the Securities and Exchange Commission on May 9, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Balance Sheets and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

SOUTH JERSEY INDUSTRIES, INC.
(Registrant)

Dated:	May 9, 2014	By:	/s/ Edward J. Graham
Edward J. Graham
Chairman of the Board & Chief Executive Officer

Dated:	May 9, 2014	By:	/s/ Stephen H. Clark
Stephen H. Clark
Chief Financial Officer