Form 10-Q
period 2014-06-30
SOUTH JERSEY INDUSTRIES INC
filed 2014-08-06
CIK 91928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of August 1, 2014 there were 33,135,306 shares of the registrant’s common stock outstanding.

Item 1. Unaudited Condensed Consolidated Financial Statements

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Three Months Ended June 30,
	2014	2013
Operating Revenues:
Utility	$68,903	$66,040
Nonutility	64,368	56,552
Total Operating Revenues	133,271	122,592
Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	24,623	25,611
- Nonutility	54,324	62,216
Operations	30,652	27,957
Maintenance	3,181	3,365
Depreciation	15,495	12,372
Energy and Other Taxes	1,241	1,664
Total Operating Expenses	129,516	133,185
Operating Income (Loss)	3,755	(10,593)

Other Income and Expense	4,185	2,665
Interest Charges	(6,846)	(3,420)
Income (Loss) Before Income Taxes	1,094	(11,348)
Income Taxes	9,510	11,632
Equity in (Loss) Earnings of Affiliated Companies	(903)	632
Income from Continuing Operations	9,701	916
Loss from Discontinued Operations - (Net of tax benefit)	(80)	(28)
Net Income	$9,621	$888

Basic Earnings Per Common Share:
Continuing Operations	$0.29	$0.03
Discontinued Operations	—	—
Basic Earnings Per Common Share	$0.29	$0.03

Average Shares of Common Stock Outstanding - Basic	32,963	31,949

Diluted Earnings Per Common Share:
Continuing Operations	$0.29	$0.03
Discontinued Operations	—	—
Diluted Earnings Per Common Share	$0.29	$0.03

Average Shares of Common Stock Outstanding - Diluted	33,037	32,012

Dividends Declared Per Common Share	$0.47	$0.44

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

	Six Months Ended June 30,
	2014	2013
Operating Revenues:
Utility	$279,232	$239,691
Nonutility	204,240	138,531
Total Operating Revenues	483,472	378,222
Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	127,700	102,766
- Nonutility	179,385	137,361
Operations	70,002	60,646
Maintenance	6,440	6,787
Depreciation	30,486	23,779
Energy and Other Taxes	3,194	5,497
Total Operating Expenses	417,207	336,836
Operating Income	66,265	41,386

Other Income and Expense	6,553	6,534
Interest Charges	(13,930)	(8,128)
Income Before Income Taxes	58,888	39,792
Income Tax (Expense) Benefit	(2,359)	3,860
Equity in Earnings of Affiliated Companies	1,383	601
Income from Continuing Operations	57,912	44,253
Loss from Discontinued Operations - (Net of tax benefit)	(393)	(499)
Net Income	$57,519	$43,754

Basic Earnings Per Common Share:
Continuing Operations	$1.76	$1.39
Discontinued Operations	(0.01)	(0.02)
Basic Earnings Per Common Share	$1.75	$1.37

Average Shares of Common Stock Outstanding - Basic	32,864	31,853

Diluted Earnings Per Common Share:
Continuing Operations	$1.76	$1.39
Discontinued Operations	(0.01)	(0.02)
Diluted Earnings Per Common Share	$1.75	$1.37

Average Shares of Common Stock Outstanding - Diluted	32,940	31,912

Dividends Declared per Common Share	$0.94	$0.89

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended June 30,
	2014	2013
Net Income	$9,621	$888

Other Comprehensive Income, Net of Tax:*

Unrealized Gain (Loss) on Available-for-Sale Securities	154	(23)
Unrealized Gain on Derivatives - Other	66	66
Other Comprehensive (Loss) Income of Affiliated Companies	(82)	22

Other Comprehensive Income - Net of Tax*	138	65

Comprehensive Income	$9,759	$953

	Six Months Ended June 30,
	2014	2013
Net Income	$57,519	$43,754

Other Comprehensive Income, Net of Tax:*

Unrealized Gain (Loss) on Available-for-Sale Securities	216	(297)
Unrealized Gain on Derivatives - Other	132	132
Other Comprehensive (Loss) Income of Affiliated Companies	(100)	5,036

Other Comprehensive Income - Net of Tax*	248	4,871

Comprehensive Income	$57,767	$48,625

* Determined using a combined statutory tax rate of 41%.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended June 30,
	2014	2013
Net Cash Provided by Operating Activities	$89,669	$62,509

Cash Flows from Investing Activities:
Capital Expenditures	(134,945)	(88,305)
Net Proceeds from Sale of (Purchase of) Restricted Investments in Margin Account	3,333	(13,840)
Purchase of Restricted Investments with Escrowed Loan Proceeds	—	(40)
Investment in Long-Term Receivables	(3,410)	(3,256)
Proceeds from Long-Term Receivables	3,536	3,433
Purchase of Company Owned Life Insurance	(526)	(3,785)
Investment in Affiliate	—	(2,492)
Advances on Notes Receivable - Affiliate	(1,922)	(6,157)
Repayment of Notes Receivable - Affiliate	5,639	94,360

Net Cash Used in Investing Activities	(128,295)	(20,082)

Cash Flows from Financing Activities:
Net Repayments of Short-Term Credit Facilities	(147,200)	(43,200)
Proceeds from Issuance of Long-Term Debt	189,000	—
Payments for Issuance of Long-Term Debt	(1,204)	(5)
Dividends on Common Stock	(15,510)	(14,102)
Proceeds from Sale of Common Stock	17,119	12,502

Net Cash Provided by (Used in) Financing Activities	42,205	(44,805)

Net Increase (Decrease) in Cash and Cash Equivalents	3,579	(2,378)
Cash and Cash Equivalents at Beginning of Period	3,818	4,638

Cash and Cash Equivalents at End of Period	$7,397	$2,260

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	June 30, 2014	December 31, 2013
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$1,902,141	$1,816,804
Accumulated Depreciation	(405,013)	(392,029)
Nonutility Property and Equipment, at cost	512,648	486,332
Accumulated Depreciation	(64,329)	(52,009)

Property, Plant and Equipment - Net	1,945,447	1,859,098

Investments:
Available-for-Sale Securities	9,114	8,716
Restricted	39,782	43,115
Investment in Affiliates	78,421	78,273

Total Investments	127,317	130,104

Current Assets:
Cash and Cash Equivalents	7,397	3,818
Accounts Receivable	284,231	253,566
Unbilled Revenues	17,929	47,594
Provision for Uncollectibles	(6,516)	(5,854)
Notes Receivable - Affiliate	6,339	8,908
Natural Gas in Storage, average cost	33,195	57,786
Materials and Supplies, average cost	2,804	2,798
Deferred Income Taxes - Net	26,970	30,609
Prepaid Taxes	23,849	9,431
Derivatives - Energy Related Assets	58,213	56,327
Other Prepayments and Current Assets	20,365	17,915

Total Current Assets	474,776	482,898

Regulatory and Other Noncurrent Assets:
Regulatory Assets	314,725	296,081
Derivatives - Energy Related Assets	13,106	26,451
Unamortized Debt Issuance Costs	9,472	7,803
Notes Receivable-Affiliate	38,977	39,907
Contract Receivables	14,354	14,595
Notes Receivable	7,882	7,882
Other	60,482	60,036

Total Regulatory and Other Noncurrent Assets	458,998	452,755

Total Assets	$3,006,538	$2,924,855

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	June 30, 2014	December 31, 2013
Capitalization and Liabilities
Equity:
Common Stock	$41,300	$40,894
Premium on Common Stock	418,829	401,011
Treasury Stock (at par)	(161)	(186)
Accumulated Other Comprehensive Loss	(20,512)	(20,760)
Retained Earnings	432,438	406,041

Total Equity	871,894	827,000

Long-Term Debt	805,400	680,400

Total Capitalization	1,677,294	1,507,400

Current Liabilities:
Notes Payable	206,700	353,900
Current Portion of Long-Term Debt	85,000	21,000
Accounts Payable	242,710	259,757
Customer Deposits and Credit Balances	17,434	15,546
Environmental Remediation Costs	23,715	16,695
Taxes Accrued	2,411	3,234
Derivatives - Energy Related Liabilities	93,123	77,993
Dividends Payable	15,611	—
Interest Accrued	6,861	6,363
Pension Benefits	1,241	1,275
Other Current Liabilities	6,608	9,210

Total Current Liabilities	701,414	764,973

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	318,100	319,368
Investment Tax Credits	254	360
Pension and Other Postretirement Benefits	60,297	57,370
Environmental Remediation Costs	96,275	106,734
Asset Retirement Obligations	42,225	41,687
Derivatives - Energy Related Liabilities	17,247	22,131
Derivatives - Other	8,740	6,676
Regulatory Liabilities	49,792	60,949
Finance Obligation	20,163	20,656
Other	14,737	16,551

Total Deferred Credits and Other Noncurrent Liabilities	627,830	652,482

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$3,006,538	$2,924,855

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

 Notes to Unaudited Condensed Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

REVENUE AND THROUGHPUT-BASED TAXES — SJG collects certain revenue-based energy taxes from its customers. Such taxes include New Jersey State Sales Tax and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. The PUA is included in both utility revenue and cost of sales and totaled $0.2 million and $0.7 million for the three months ended June 30, 2014 and 2013, respectively, and $0.6 million and $2.9 million for the six months ended June 30, 2014 and 2013, respectively. In prior years, SJG had collected a throughput-based energy tax from customers in the form of a Transitional Energy Facility Assessment (TEFA). The TEFA was eliminated effective January 1, 2014.

IMPAIRMENT OF LONG-LIVED ASSETS - SJI reviews the carrying amount of long-lived assets for possible impairment whenever events or changes in circumstances indicate that such amounts may not be recoverable. For the six months ended June 30, 2014 and 2013, no impairments were identified.

GAS EXPLORATION AND DEVELOPMENT - The Company capitalizes all costs associated with gas property acquisition, exploration and development activities under the full cost method of accounting. Capitalized costs include costs related to unproved properties, which are not amortized until proved reserves are found or it is determined that the unproved properties are impaired. All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. No impairment was recorded during the six months ended June 30, 2014 or 2013. As of June 30, 2014 and December 31, 2013, $8.8 million and $8.9 million, respectively, related to interests in proved and unproved properties in Pennsylvania, net of amortization, is included with Nonutility Property and Equipment and Other Noncurrent Assets on the condensed consolidated balance sheets.

TREASURY STOCK – SJI uses the par value method of accounting for treasury stock. As of June 30, 2014 and December 31, 2013, SJI held 128,979 and 148,890 shares of treasury stock, respectively. These shares are related to deferred compensation arrangements where the amounts earned are held in the stock of SJI.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), This ASU supersedes the revenue recognition requirements in FASB ASC 605, Revenue Recognition, and in most industry-specific topics. The new guidance identifies how and when entities should recognize revenue. The new rules establish a core principle requiring the recognition of revenue to depict the transfer of promised goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for such goods or services. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Management is currently determining the impact that adoption of this guidance will have on the Company's financial statement results.

2.	STOCK-BASED COMPENSATION PLAN:

Under the Amended and Restated 1997 Stock-Based Compensation Plan, no more than 2,000,000 shares in the aggregate may be issued to SJI’s officers (Officers), non-employee directors (Directors) and other key employees. The plan will terminate on January 26, 2015, unless terminated earlier by the Board of Directors. No options were granted or outstanding during the six months ended June 30, 2014 and 2013.  No stock appreciation rights have been issued under the plan. During the six months ended June 30, 2014 and 2013, SJI granted 68,453 and 56,464 restricted shares, respectively, to Officers and other key employees.  These restricted shares vest over a three-year period and are subject to SJI achieving certain market and earnings-based performance targets as compared to a peer group average, which can cause the actual amount of shares that ultimately vest to range from between 0% to 150% of the original share units granted.

Grants containing market-based performance targets use SJI's total shareholder return (TSR) relative to a peer group to measure performance. Grants containing earnings-based targets are based on SJI's earnings per share (EPS) growth rate relative to a peer group to measure performance.

During the six months ended June 30, 2014 and 2013, SJI granted 11,610 and 12,285 restricted shares, respectively, to Directors.  Shares issued to Directors vest over twelve months and contain no performance conditions. As a result, 100% of the shares granted generally vest.

See Note 2 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2013 for the related accounting policy.

The following table summarizes the nonvested restricted stock awards outstanding at June 30, 2014 and the assumptions used to estimate the fair value of the awards:

	Grant Date	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate
Officers & Key Employees -	Jan. 2012 - TSR	18,268	$51.23	22.5%	0.43%
	Jan. 2012 - EPS	18,268	$56.93	N/A	N/A
	Jan. 2013 - TSR	24,797	$44.38	21.1%	0.40%
	Jan. 2013 - EPS	24,797	$51.18	N/A	N/A
	Jan. 2014 - TSR	31,267	$44.32	20.0%	0.80%
	Jan. 2014 - EPS	31,267	$54.44	N/A	N/A

Directors -	Jan. 2014	11,610	$54.51	N/A	N/A

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

The following table summarizes the total stock-based compensation cost for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Officers & Key Employees	$586	$566	$1,167	$1,139
Directors	158	191	316	382
Total Cost	744	757	1,483	1,521

Capitalized	(70)	(63)	(140)	(126)
Net Expense	$674	$694	$1,343	$1,395

As of June 30, 2014, there was $4.3 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 1.9 years.

The following table summarizes information regarding restricted stock award activity during the six months ended June 30, 2014, excluding accrued dividend equivalents:

	Officers &Other Key Employees	Directors	Weighted Average Fair Value
Nonvested Shares Outstanding, January 1, 2014	94,192	19,617	$50.73
Granted	68,453	11,610	$50.12
Cancelled/Forfeited	(13,981)	—	$49.85
Vested	—	(19,617)	$52.19
Nonvested Shares Outstanding, June 30, 2014	148,664	11,610	$50.33

Performance targets during the three-year vesting period were not attained for the January 2011 grant that had vested at December 31, 2013. As a result, no shares were awarded in 2014. During the six months ended June 30, 2013, SJI awarded 66,077 shares to its Officers and other key employees, which had vested at December 31, 2012, at a market value of $3.3 million. Also, during the six months ended June 30, 2014 and 2013, SJI granted 11,610 and 12,285 shares to its Directors at a market value of $0.6 million for each period. The Company has a policy of issuing new shares to satisfy its obligations under these plans; therefore, there are no cash payment requirements resulting from the normal operation of these plans. However, a change in control could result in such shares becoming nonforfeitable or immediately payable in cash.  At the discretion of the Officers, Directors and other key employees, the receipt of vested shares can be deferred until future periods.  These deferred shares are included in Treasury Stock on the condensed consolidated balance sheets.

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

SJI conducts tests annually to estimate the environmental remediation costs for these properties.

Summarized operating results of the discontinued operations for the three and six months ended June 30, were (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Loss Before Income Taxes:
Sand Mining	$(103)	$(20)	$(483)	$(92)
Fuel Oil	(20)	(23)	(122)	(675)
Income Tax Benefits	43	15	212	268
Loss from Discontinued Operations — Net	$(80)	$(28)	$(393)	$(499)
Earnings Per Common Share from
Discontinued Operations — Net:
Basic and Diluted	$—	$—	$(0.01)	$(0.02)

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

During the first six months of 2014, the Company received net repayments from unconsolidated affiliates of $3.7 million. During the first six months of 2013, the Company made investments in, and provided net advances to, unconsolidated affiliates of $7.3 million, excluding the cash proceeds related to the sale of LVE and the repayment of the advances to Energenic as discussed above. As of June 30, 2014 and December 31, 2013, the outstanding balance on these Notes Receivable – Affiliate was $45.3 million and $48.8 million, respectively. These notes are secured by property, plant and equipment of the affiliates, accrue interest at 7.5% and are to be repaid through 2025.

SJI holds significant variable interests in these entities but is not the primary beneficiary. Consequently, these entities are accounted for under the equity method because SJI does not have both a) the power to direct the activities of the entity that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. As of June 30, 2014, the Company had a net asset of approximately $77.6 million included in Investment in Affiliates and Other Noncurrent Liabilities on the condensed consolidated balance sheets related to equity method investees, in addition to Notes Receivable – Affiliate as discussed above. SJI’s maximum exposure to loss from these entities as of June 30, 2014 is limited to its combined equity contributions and the Notes Receivable-Affiliate in the amount of $123.7 million plus the guarantees discussed in Note 11.

4.	COMMON STOCK:

The following shares were issued and outstanding:

2014
Beginning Balance, January 1	32,715,042
New Issues During the Period:
Dividend Reinvestment Plan	313,522
Stock-Based Compensation Plan	11,610
Ending Balance, June 30	33,040,174

The par value ($1.25 per share) of stock issued was recorded in Common Stock and the net excess over par value of approximately $17.8 million was recorded in Premium on Common Stock.

EARNINGS PER COMMON SHARE (EPS) — Basic EPS is based on the weighted-average number of common shares outstanding.  The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 74,332 and 63,174 for the three months ended June 30, 2014 and 2013, respectively, and 75,778 and 58,374 for the six months ended June 30, 2014 and 2013, respectively. These shares relate to SJI's restricted stock as discussed in Note 2.

DIVIDEND REINVESTMENT PLAN (DRP) —The Company offers a DRP which allows participating shareholders to purchase shares of SJI common stock by automatic reinvestment of dividends or optional purchases. Shares of common stock offered by the DRP have been issued directly by SJI from its authorized but unissued shares of common stock. The Company raised $17.1 million and $12.5 million of equity capital through the DRP during the six months ended June 30, 2014 and 2013, respectively.

5.	FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS — In accordance with the terms of certain Marina and SJG loan agreements, unused proceeds are required to be escrowed pending approval of construction expenditures. As of June 30, 2014 and December 31, 2013, the escrowed proceeds, including interest earned, totaled $1.4 million and $1.3 million, respectively.

The Company maintains margin accounts with selected counterparties to support its risk management activities. The balances required to be held in these margin accounts increase as the net value of the outstanding energy-related contracts with the respective counterparties decrease. As of June 30, 2014 and December 31, 2013, the balances in these accounts totaled $38.4 million and $41.8 million, respectively. The carrying amounts of the Restricted Investments approximate their fair values at June 30, 2014 and December 31, 2013, which would be included in Level 1 of the fair value hierarchy (See Note 13 - Fair Value of Financial Assets and Financial Liabilities).

LONG-TERM RECEIVABLES — SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources.  The terms of these loans call for customers to make monthly payments over a period of up to five years with no interest.  The carrying amounts of such loans were $15.0 million as of both June 30, 2014 and December 31, 2013. The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Contract Receivables on the condensed consolidated balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $1.3 million as of both June 30, 2014 and December 31, 2013.  The annual amortization to interest is not material to the Company’s condensed consolidated financial statements.  The carrying amounts of these receivables approximate their fair value at June 30, 2014 and December 31, 2013, which would be included in Level 2 of the fair value hierarchy (See Note 13 - Fair Value of Financial Assets and Financial Liabilities).

CREDIT RISK - As of June 30, 2014, approximately $25.6 million, or 35.9%, of the current and noncurrent Derivatives – Energy Related Assets are with two, investment-grade rated counterparties.

FINANCE OBLIGATION - During 2010, ACB Energy Partners LLC (ACB), a wholly-owned subsidiary of Energenic, of which Marina has a 50% equity interest, completed construction of a combined heat and power generating facility to serve, under an energy services agreement, a thermal plant owned by Marina. Construction period financing was provided by Marina. As substantially all of the costs of constructing the facility were funded by the financing provided by Marina, Marina was considered the owner of the facility for accounting purposes during the construction period. When an entity is considered the accounting owner during the construction period, a sale of the asset effectively occurs when construction of the asset is completed. However, due to its continuing involvement in the facility through its equity interest in Energenic, Marina continues to be considered the owner of the facility for accounting purposes under ASC Topic 360 Property, Plant and Equipment. As a result, the transaction is being accounted for as a financing arrangement under ASC Topic 840 Leases and, therefore, the Company has included costs to construct the facility within Nonutility Property, Plant and Equipment on the condensed consolidated balance sheets of $23.7 million as of both June 30, 2014 and December 31, 2013. In addition, the Company included repayments from ACB to Marina on the construction loan within the Finance Obligation on the condensed consolidated balance sheets. Marina does not have a fixed payment obligation to ACB; as a result, the Finance Obligation is classified as a noncurrent liability on the condensed consolidated balance sheets. The costs to construct the facility and the repayments of the construction loan are amortized over the term of the energy services agreement related to the project. The impact on the condensed consolidated statements of income is not significant. As a result, the Company recorded $20.2 million and $20.7 million, net of amortization, within Finance Obligation on the condensed consolidated balance sheets at June 30, 2014 and December 31, 2013, respectively.

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE - The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. The carrying amounts of SJI's financial instruments approximate their fair values at June 30, 2014 and December 31, 2013, except as noted below.

•
For Long-Term Debt, in estimating the fair value, we use the present value of remaining cash flows at the balance sheet date. We based the estimates on interest rates available to SJI at the end of each period for debt with similar terms and maturities (Level 2 in the fair value hierarchy, see Note 13 - Fair Value of Financial Assets and Financial Liabilities). The estimated fair values of SJI's long-term debt, including current maturities, as of June 30, 2014 and December 31, 2013, were $932.2 million and $713.2 million, respectively.  The carrying amounts of SJI's long-term debt, including current maturities, as of June 30, 2014 and December 31, 2013, were $890.4 million and $701.4 million, respectively.

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

Information about SJI’s operations in different reportable operating segments is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating Revenues:
Gas Utility Operations	$69,159	$66,536	$279,704	$240,634
Energy Group:
Wholesale Energy Operations	(2,936)	(10,699)	32,436	(4,482)
Retail Gas and Other Operations	24,875	24,585	76,381	58,698
Retail Electric Operations	27,879	31,419	68,272	62,148
Subtotal Energy Group	49,818	45,305	177,089	116,364
Energy Services:
On-Site Energy Production	14,397	9,965	25,743	19,059
Appliance Service Operations	2,637	3,133	5,291	6,441
Subtotal Energy Services	17,034	13,098	31,034	25,500
Corporate & Services	6,452	7,362	14,323	15,842
Subtotal	142,463	132,301	502,150	398,340
Intersegment Sales	(9,192)	(9,709)	(18,678)	(20,118)
Total Operating Revenues	$133,271	$122,592	$483,472	$378,222

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating Income (Loss):
Gas Utility Operations	$9,005	$8,069	$72,445	$65,864
Energy Group:
Wholesale Energy Operations	(8,468)	(19,200)	(10,123)	(24,357)
Retail Gas and Other Operations	(191)	(160)	1,777	(132)
Retail Electric Operations	(840)	(337)	(894)	127
Subtotal Energy Group	(9,499)	(19,697)	(9,240)	(24,362)
Energy Services:
On-Site Energy Production	3,636	268	2,376	(905)
Appliance Service Operations	357	799	262	785
Subtotal Energy Services	3,993	1,067	2,638	(120)
Corporate and Services	256	(32)	422	4
Total Operating Income (Loss)	$3,755	$(10,593)	$66,265	$41,386

Depreciation and Amortization:
Gas Utility Operations	$12,757	$12,929	$25,433	$23,953
Energy Group:
Wholesale Energy Operations	46	55	86	106
Retail Gas and Other Operations	20	21	42	43
Subtotal Energy Group	66	76	128	149
Energy Services:
On-Site Energy Production	6,165	3,958	11,940	6,970
Appliance Service Operations	67	72	134	146
Subtotal Energy Services	6,232	4,030	12,074	7,116
Corporate and Services	235	221	454	446
Total Depreciation and Amortization	$19,290	$17,256	$38,089	$31,664

Interest Charges:
Gas Utility Operations	$4,292	$2,789	$8,634	$5,750
Energy Group:
Wholesale Energy Operations	(5)	33	116	85
Retail Gas and Other Operations	68	67	194	143
Subtotal Energy Group	63	100	310	228
Energy Services:
On-Site Energy Production	2,147	307	4,275	1,710
Corporate and Services	1,790	1,212	3,640	2,720
Subtotal	8,292	4,408	16,859	10,408
Intersegment Borrowings	(1,446)	(988)	(2,929)	(2,280)
Total Interest Charges	$6,846	$3,420	$13,930	$8,128

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income Taxes:
Gas Utility Operations	$2,379	$2,269	24,906	23,040
Energy Group:
Wholesale Energy Operations	(2,628)	(7,710)	(3,181)	(9,691)
Retail Gas and Other Operations	80	(52)	1,016	220
Retail Electric Operations	(343)	(139)	(365)	51
Subtotal Energy Group	(2,891)	(7,901)	(2,530)	(9,420)
Energy Services:
On-Site Energy Production	(9,404)	(6,466)	(20,429)	(18,030)
Appliance Service Operations	211	338	188	342
Subtotal Energy Services	(9,193)	(6,128)	(20,241)	(17,688)
Corporate and Services	195	128	224	208
Total Income Taxes	$(9,510)	$(11,632)	$2,359	$(3,860)

Property Additions:
Gas Utility Operations	$59,067	$44,764	$91,598	$81,806
Energy Group:
Wholesale Energy Operations	8	25	10	34
Retail Gas and Other Operations	229	35	397	37
Subtotal Energy Group	237	60	407	71
Energy Services:
On-Site Energy Production	16,426	14,949	25,575	17,526
Appliance Service Operations	6	—	6	—
Subtotal Energy Services	16,432	14,949	25,581	17,526
Corporate and Services	803	1,126	1,581	1,864
Total Property Additions	$76,539	$60,899	$119,167	$101,267

	June 30, 2014	December 31, 2013
Identifiable Assets:
Gas Utility Operations	$2,009,849	$1,909,126
Energy Group:
Wholesale Energy Operations	300,680	331,182
Retail Gas and Other Operations	34,424	50,384
Retail Electric Operations	25,850	25,496
Subtotal Energy Group	360,954	407,062
Energy Services:
On-Site Energy Production	605,781	576,315
Appliance Service Operations	2,768	1,812
Subtotal Energy Services	608,549	578,127
Discontinued Operations	1,772	1,068
Corporate and Services	390,939	406,245
Intersegment Assets	(365,525)	(376,773)
Total Identifiable Assets	$3,006,538	$2,924,855

7.	RATES AND REGULATORY ACTIONS:

SJG is subject to the rules and regulations of the New Jersey Board of Public Utilities (BPU).

In November 2013, SJG filed a base rate case with the BPU requesting to increase its base rates to obtain a certain level of return on its capital investments. SJG expects the base rate case to be concluded during 2014.

In January 2014, SJG credited the accounts of its periodic Basic Gas Supply Service (BGSS) customers with refunds totaling $11.2 million based on a projected over collection, at that time, due to lower gas costs.

In May 2014, SJG filed its annual Energy Efficiency Tracker (“EET”) petition requesting a 0.19% increase in rates to recover the costs of, and the allowed return on, prior investments associated with energy efficiency programs. This petition is currently pending.

In May 2014, SJG filed its annual BGSS and Conservation Incentive Program (“CIP”) petition, requesting a $4.9 million increase in annual revenues. The Petition proposes to recover over a two-year period higher than normal gas costs caused by colder than normal weather. The Petition also proposes to return to customers, through a reduction to the current CIP rate, excess margin recoveries caused by colder than normal weather. This petition is currently pending.

Also in May 2014, SJG received BPU approval to continue the CIP, with certain modifications.

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

Regulatory Assets consisted of the following items (in thousands):

	June 30, 2014	December 31, 2013
Environmental Remediation Costs:
Expended - Net	$28,612	$29,945
Liability for Future Expenditures	116,029	119,492
Deferred Asset Retirement Obligation Costs	31,576	31,142
Deferred Pension and Other Postretirement Benefit Costs	59,284	59,284
Deferred Gas Costs - Net	37,371	—
Conservation Incentive Program Receivable	—	10,526
Societal Benefit Costs Receivable	3,287	10,408
Premium for Early Retirement of Debt	—	955
Deferred Interest Rate Contracts	5,494	3,735
Energy Efficiency Tracker	11,779	10,420
Pipeline Supplier Service Charges	6,273	7,106
Pipeline Integrity Cost	3,187	2,902
AFUDC - Equity Related Deferrals	9,568	7,810
Other Regulatory Assets	2,265	2,356

Total Regulatory Assets	$314,725	$296,081

DEFERRED GAS COSTS - NET - Over/under collections of gas costs are monitored through SJG's BGSS mechanism. Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability. Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval. The change from a $19.1 million regulatory liability at December 31, 2013 to a $37.4 million regulatory asset at June 30, 2014 was due to the actual cost of the commodity incurred during the first six months of the year exceeding the gas costs recovered from the customers as a result of higher prices.

CONSERVATION INCENTIVE PROGRAM (CIP) RECEIVABLE – The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. Actual usage per customer was greater than the established baseline during the first six months of 2014 resulting in a payable that is recorded in the table below as a regulatory liability. The change from a receivable to a related payable is primarily the result of colder weather experienced in the region during the first half of 2014.

SOCIETAL BENEFIT COSTS RECEIVABLE - This regulatory asset primarily represents the deferred expenses under the New Jersey Clean Energy Program, which is a mechanism designed to recover costs associated with energy efficiency and renewable energy program. The decrease in the asset is due to colder weather experienced in the region during the first half of 2014 resulting in increased recoveries of the deferred expense.

Regulatory Liabilities consisted of the following items (in thousands):

	June 30, 2014	December 31, 2013
Excess Plant Removal Costs	$38,430	$40,029
Deferred Revenues - Net	—	19,067
Conservation Incentive Program Payable	9,594	—
Other Regulatory Liabilities	1,768	1,853

Total Regulatory Liabilities	$49,792	$60,949

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

For the three and six months ended June 30, 2014 and 2013, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Service Cost	$1,285	$1,332	$2,570	$2,710
Interest Cost	2,695	2,387	5,390	4,719
Expected Return on Plan Assets	(3,265)	(2,968)	(6,530)	(5,957)
Amortizations:
Prior Service Cost	43	62	86	125
Actuarial Loss	1,426	2,332	2,852	4,503
Net Periodic Benefit Cost	2,184	3,145	4,368	6,100
Capitalized Benefit Costs	(854)	(1,268)	(1,708)	(2,435)
Total Net Periodic Benefit Expense	$1,330	$1,877	$2,660	$3,665

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Service Cost	$250	$259	$500	$570
Interest Cost	740	665	1,480	1,365
Expected Return on Plan Assets	(687)	(601)	(1,374)	(1,189)
Amortizations:
Prior Service Cost (Credits)	38	(71)	76	(142)
Actuarial Loss	243	410	486	869
Net Periodic Benefit Cost	584	662	1,168	1,473
Capitalized Benefit Costs	(209)	(248)	(418)	(570)
Total Net Periodic Benefit Expense	$375	$414	$750	$903

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

10.	LINES OF CREDIT:

Credit facilities and available liquidity as of June 30, 2014 were as follows (in thousands):

Company	Total Facility	Usage	Available Liquidity	Expiration Date
SJG:
Commercial Paper Program/Revolving Credit Facility	$200,000	$10,000	$190,000	May 2018
Uncommitted Bank Lines	10,000	—	10,000	Various

Total SJG	210,000	10,000	200,000

SJI:

Revolving Credit Facility	400,000	213,900	186,100	February 2018 (A)

Total SJI	400,000	213,900	186,100

Total	$610,000	$223,900	$386,100

(A) Includes letters of credit outstanding in the amount of $17.2 million.

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary, the SJI facilities can also be used to support SJG’s liquidity needs. Borrowings under these credit facilities are at market rates. The weighted average interest rate on these borrowings, which changes daily, was 1.16% and 0.98% at June 30, 2014 and 2013, respectively. Average borrowings outstanding under these credit facilities, not including letters of credit, during the six months ended June 30, 2014 and 2013 were $320.2 million and $275.3 million, respectively. The maximum amounts outstanding under these credit facilities, not including letters of credit, during the six months ended June 30, 2014 and 2013 were $390.7 million and $369.5 million, respectively.

The SJI and SJG facilities are provided by a syndicate of banks and contain one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreements) to not more than 0.65 to 1, measured at the end of each fiscal quarter. SJI and SJG were in compliance with this covenant as of June 30, 2014.

SJG manages a commercial paper program under which SJG may issue short-term, unsecured promissory notes to qualified investors up to a maximum aggregate amount outstanding at any time of $200.0 million.  The notes have fixed maturities which vary by note, but may not exceed 270 days from the date of issue. Proceeds from the notes are used for general corporate purposes.  SJG uses the commercial paper program in tandem with its $200.0 million revolving credit facility and does not expect the principal amount of borrowings outstanding under the commercial paper program and the credit facility at any time to exceed an aggregate of $200.0 million.

11.	COMMITMENTS AND CONTINGENCIES:

GUARANTEES — The Company has recorded a liability of $0.7 million which is included in Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the condensed consolidated balance sheets as of June 30, 2014 for the fair value of the following guarantees:

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

In 2013, the Company received 1) $57.9 million of repayments of advances to LVE; and 2) a $7.9 million note receivable from a third party, which is recorded in the condensed consolidated balance sheets as of June 30, 2014. As of December 31, 2013, LVE was dissolved and the Company incurred a $0.8 million charge to write-off the remaining interest in 2013.

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

In December 2013, SJI entered into agreements to guarantee certain obligations of WCLE, SC Landfill Energy, LLC, SX Landfill Energy, LLC, FC Landfill Energy, LLC, and AC Landfill Energy, LLC (collectively, the "Landfills"), unconsolidated joint ventures in which Marina has a 50% equity interest in each through Energenic. The landfills have entered into long-term debt agreements which run through 2020. Although unlikely, SJI could be liable through the guarantees for 50% of the outstanding debt along with any interest related to the debt in the event the landfills do not meet minimum specified levels of operating performance and no mitigating action is taken, or are unable to meet certain financial obligations as they become due. As of June 30, 2014, 50% of the currently outstanding debt is $9.2 million. As a result, the Company has recorded a liability of $0.5 million for the fair value of the guarantees, which is included in Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the condensed consolidated balance sheets as of June 30, 2014.

During 2011, subsidiaries of Energenic, in which Marina has a 50% equity interest, entered into 20 year contracts to build, own and operate a central energy center and energy distribution system for a new hotel, casino and entertainment complex in Atlantic City, New Jersey. The complex commenced operations in April 2012, and as a result, Energenic subsidiaries are providing full energy services to the complex.  Marina and its joint venture partner have provided a $5.0 million letter of credit to support certain operating performance obligations of Energenic under the operating agreements. Marina and its partner in this joint venture have entered into a reimbursement agreement that secures reimbursement for Marina of a proportionate share of any payments made by Marina to or on behalf of Energenic.

In June 2014 the parent company of the hotel, casino and entertainment complex announced that it was filing petitions in U. S. Bankruptcy Court to address liquidity issues and facilitate a sale of substantially all of its assets. An auction and the related sale hearing are scheduled to occur during August 2014. The owner of the complex has indicated that it expects to continue normal business operations throughout this process.

As of June 30, 2014, the Company, through its investment in Energenic, had a net asset of approximately $26.5 million included in Investment in Affiliates on the consolidated balance sheets related to this project. In addition, the Company had approximately $13.8 million included in Notes Receivable - Affiliate on the consolidated balance sheets, due from an Energenic subsidiary, which is secured by certain assets of the central energy center. This note is also subject to a reimbursement agreement that secures reimbursement for the Company, from its joint venture partner, of a proportionate share of any amounts that are not repaid.

As a result of the bankruptcy filing, management has evaluated the investment in this project and the related note receivable and is unable to determine the impact these events might have, if any, on the respective carrying values as of June 30, 2014.

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

As of June 30, 2014, SJI had issued $6.6 million of guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable our subsidiary to market retail natural gas.

COLLECTIVE BARGAINING AGREEMENTS — Unionized personnel represent approximately 45.0% of our workforce at June 30, 2014. The Company has collective bargaining agreements with two unions that represent these employees: the International Brotherhood of Electrical Workers (IBEW) Local 1293 and the International Association of Machinists and Aerospace Workers (IAM) Local 76.  SJG and SJESP employees represented by the IBEW operate under a collective bargaining agreement that runs through February 2017. The remaining unionized employees are represented by the IAM and operate under a collective bargaining agreement that expires in August 2014.

STANDBY LETTERS OF CREDIT — As of June 30, 2014, SJI provided $17.2 million of standby letters of credit through its revolving credit facility to enable SJE to market retail electricity and for various construction and operating activities. The Company has also provided $87.6 million of additional letters of credit under separate facilities outside of the revolving credit facility to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system and to finance Marina's initial thermal plant project.

PENDING LITIGATION — The Company is subject to claims arising in the ordinary course of business and other legal proceedings. The Company has been named in, among other actions, certain product liability claims related to our former sand mining subsidiary. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $2.9 million and $3.0 million related to all claims in the aggregate as of June 30, 2014 and December 31, 2013, respectively. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

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

Certain SJI subsidiaries are involved in buying, selling, transporting and storing natural gas and buying and selling retail electricity for their own accounts as well as managing these activities for third parties. These subsidiaries are subject to market risk on expected future purchases and sales due to commodity price fluctuations. The Company uses a variety of derivative instruments to limit this exposure to market risk in accordance with strict corporate guidelines.  These derivative instruments include forward contracts, swap agreements, options contracts and futures contracts. As of June 30, 2014, the Company had outstanding derivative contracts intended to limit the exposure to market risk on 28.7 MMdts (1 MMdts = one million decatherms) of expected future purchases of natural gas, 21.7 MMdts of expected future sales of natural gas, 1.1 MMmwh (1 MMmwh = one million megawatt hours) of expected future purchases of electricity and 1.1 MMmwh of expected future sales of electricity. In addition to these derivative contracts, the Company has basis and index related purchase and sales contracts totaling 53.6 MMdts.  These contracts, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives — Energy Related Assets or Derivatives — Energy Related Liabilities on the condensed consolidated balance sheets. The net unrealized pre-tax gains and losses for these energy-related commodity contracts are included with realized gains and losses in Operating Revenues – Nonutility.

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

The fair values of all derivative instruments, as reflected in the condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013, are as follows (in thousands):

Derivatives not designated as hedging instruments under GAAP	June 30, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
Energy related commodity contracts:
Derivatives – Energy Related – Current	$58,213	$93,123	$56,327	$77,993
Derivatives – Energy Related – Non-Current	13,106	17,247	26,451	22,131
Interest rate contracts:
Derivatives - Other	—	8,740	—	6,676
Total derivatives not designated as hedging instruments under GAAP	71,319	119,110	82,778	106,800

Total Derivatives	$71,319	$119,110	$82,778	$106,800

The Company enters into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. The Company presents derivatives at gross fair values on the condensed consolidated balance sheets. As of June 30, 2014 and December 31, 2013, information related to these offsetting arrangements were as follows (in thousands):

As of June 30, 2014
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
Derivatives - Energy Related Assets	$71,319	$—	$71,319	$(27,113)	(A)	$—	$44,206
Derivatives - Energy Related Liabilities	$(110,370)	$—	$(110,370)	$27,113	(B)	$21,951	$(61,306)
Derivatives - Other	$(8,740)	$—	$(8,740)	$—		$—	$(8,740)

As of December 31, 2013
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
Derivatives - Energy Related Assets	$82,778	$—	$82,778	$(28,082)	(A)	$(498)	$54,198
Derivatives - Energy Related Liabilities	$(100,124)	$—	$(100,124)	$28,082	(B)	$29,639	$(42,403)
Derivatives - Other	$(6,676)	$—	$(6,676)	$—		$—	$(6,676)

(A) The balances at June 30, 2014 and December 31, 2013 were related to derivative liabilities which can be net settled against derivative assets.

(B) The balances at June 30, 2014 and December 31, 2013 were related to derivative assets which can be net settled against derivative liabilities.

The effect of derivative instruments on the condensed consolidated statements of income for the six months ended June 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships under GAAP	2014	2013	2014	2013
Interest Rate Contracts:
Losses recognized in AOCL on effective portion	$—	$—	$—	$—
Losses reclassified from AOCL into income (a)	$(112)	$(112)	$(224)	$(224)
Gains (losses) recognized in income on ineffective portion (a)	$—	$—	—	—

(a) Included in Interest Charges

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments under GAAP	2014	2013	2014	2013
Gains (losses) on energy related commodity contracts (a)	$(195)	$(16,722)	$(28,796)	$(23,771)
(Losses) gains on interest rate contracts (b)	(91)	1,250	(305)	1,775

Total	$(286)	$(15,472)	$(29,101)	$(21,996)

(a)  Included in Operating Revenues - Non Utility
(b)  Included in Interest Charges

Net realized gains associated with SJG's energy-related financial commodity contracts of $1.2 million and $1.3 million for the three months ended June 30, 2014 and 2013, respectively, and a gain of $3.6 million and a loss of $0.2 million for the six months ended June 30, 2014 and 2013, respectively, are not included in the above table. These contracts are part of SJG’s regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to, and recoverable through, regulatory riders, any changes in the value of SJG’s energy related financial commodity contracts are deferred in Regulatory Assets or Liabilities and there is no impact to earnings.

Certain of the Company’s derivative instruments contain provisions that require immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions in the event of a material adverse change in the credit standing of the Company. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on June 30, 2014, is $45.2 million.   If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2014, the Company would have been required to settle the instruments immediately or post collateral to its counterparties of approximately $37.8 million after offsetting asset positions with the same counterparties under master netting arrangements.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of June 30, 2014	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$9,114	$9,114	$—	$—
Derivatives – Energy Related Assets (B)	71,319	4,168	18,818	48,333
	$80,433	$13,282	$18,818	$48,333

Liabilities

Derivatives – Energy Related Liabilities (B)	$110,370	$1,776	$55,492	$53,102
Derivatives – Other (C)	8,740	—	8,740	—
	$119,110	$1,776	$64,232	$53,102

As of December 31, 2013	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$8,716	$8,716	$—	$—
Derivatives – Energy Related Assets (B)	82,778	4,385	27,182	51,211
	$91,494	$13,101	$27,182	$51,211

Liabilities

Derivatives – Energy Related Liabilities (B)	$100,124	$4,236	$52,772	$43,116
Derivatives – Other (C)	6,676	—	6,676	—
	$106,800	$4,236	$59,448	$43,116

(A) Available-for-Sale Securities include securities that are traded in active markets. The securities traded in active markets are valued using the quoted principal market close prices that are provided by the trustees and are categorized in Level 1 in the fair value hierarchy.

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

The following table provides quantitative information regarding significant unobservable inputs in Level 3 fair value measurements (in thousands):

Type	Fair Value at June 30, 2014		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$39,977	$46,696	Discounted Cash Flow	Forward price (per dt)	$(2.59) - $8.78 [$(1.18)]
Forward Contract - Electric	$8,356	$6,406	Discounted Cash Flow	Fixed electric load profile (on-peak)	8.06% - 100.00% [54.62%]
				Fixed electric load profile (off-peak)	0.00% - 91.94% [45.38%]

Type	Fair Value at December 31, 2013		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$41,444	$36,043	Discounted Cash Flow	Forward price (per dt)	$(1.75) - $6.05 [$(0.79)]
Forward Contract - Electric	$9,767	$7,073	Discounted Cash Flow	Fixed electric load profile (on-peak)	8.06% - 100.00% [54.55%]
				Fixed electric load profile (off-peak)	0.00% - 91.94% [45.45%]

The changes in fair value measurements of Derivatives – Energy Related Assets and Liabilities for the three and six months ended June 30, 2014 and 2013, using significant unobservable inputs (Level 3), are as follows (in thousands):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Balance at beginning of period	$(4,971)	$8,095
Other changes in fair value from continuing and new contracts, net	(2,252)	(14,376)
Settlements	2,454	1,512

Balance at end of period	$(4,769)	$(4,769)

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Balance at beginning of period	1,627	2,762
Other changes in fair value from continuing and new contracts, net	(12,022)	(12,723)
Transfers in/(out) of Level 3 (A)	928	928
Settlements	952	518

Balance at end of period	$(8,515)	$(8,515)

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

Total losses for 2014 included in earnings that are attributable to the change in unrealized losses relating to those assets and liabilities included in Level 3 still held as of June 30, 2014, is $2.3 million.  These losses are included in Operating Revenues-Nonutility on the condensed consolidated statements of income.

14.	LONG-TERM DEBT:

In January 2014, SJG issued $30.0 million aggregate principal amount of 4.23% Medium Term Notes due January 2030.

In June 2014, SJG entered into a $200.0 million multiple-draw term facility offered by a syndicate of banks which expires in June, 2017. SJG can draw under this facility through June, 2016 and this facility bears interest at a floating rate based on LIBOR plus a spread determined by SJG's credit ratings. As of June 30, 2014, SJG had borrowed an aggregate $59.0 million under this facility and the proceeds were used to pay down short-term debt.

In June 2014, SJI issued $60.0 million aggregate principal amount of 3.05% Senior Notes due June 2019, and $40.0 million aggregate principal amount of Floating Rate Senior Notes due June 2019. At June 30, 2014, the floating rate was 1.56%.

15.	ACCUMULATED OTHER COMPREHENSIVE LOSS:

The following tables summarize the changes in accumulated other comprehensive loss (AOCL) for the three and six months ended June 30, 2014 (in thousands):

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Other Comprehensive Income (Loss) of Affiliated Companies	Total
Balance at April 1, 2014 (a)	$(18,503)	$(2,631)	$459	$25	$(20,650)
Other comprehensive income before reclassifications	—	—	154	—	154
Amounts reclassified from AOCL (b)	—	66	—	(82)	(16)
Net current period other comprehensive income (loss)	—	66	154	(82)	138
Balance at June 30, 2014 (a)	$(18,503)	$(2,565)	$613	$(57)	$(20,512)

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Other Comprehensive Income (Loss) of Affiliated Companies	Total
Balance at January 1, 2014 (a)	$(18,503)	$(2,697)	$397	$43	$(20,760)
Other comprehensive income before reclassifications	—	—	216	—	216
Amounts reclassified from AOCL (b)	—	132	—	(100)	32
Net current period other comprehensive income (loss)	—	132	216	(100)	248
Balance at June 30, 2014 (a)	$(18,503)	$(2,565)	$613	$(57)	$(20,512)

(a) Determined using a combined statutory tax rate of 41%.
(b) See table below.

The following table provides details about reclassifications out of AOCL for the three and six months ended June 30, 2014:

	Amounts Reclassified from AOCL (in thousands)		Affected Line Item in the Condensed Consolidated Statements of Income
	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Unrealized Gain on Derivatives-Other - interest rate contracts designated as cash flow hedges	$112	$224	Interest Charges
Income Taxes	(46)	(92)	Income Taxes (a)
	$66	$132

Loss of Affiliated Companies	$(134)	$(162)	Equity in Loss of Affiliated Companies
Income Taxes	52	62	Income Taxes (a)
	$(82)	$(100)

(Losses) Gains from reclassifications for the period net of tax	$(16)	$32

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

Net Income for the three months ended June 30, 2014 increased $8.7 million to $9.6 million compared with the same period in 2013 primarily as a result of the following:

•
The income contribution from the wholesale energy operations at SJRG for the three months ended June 30, 2014 increased $6.2 million to a net loss of $5.1 million due primarily to a $9.8 million change in unrealized gains and losses on derivatives used by the wholesale energy operations to mitigate natural gas commodity price risk, as discussed under Operating Revenues - Energy Group below, partially offset by a $3.1 million decrease resulting from lower storage volumes sold and higher transportation charges as described in Gross Margin - Energy Group below.

•
The income contribution from on-site energy production at Marina for the three months ended June 30, 2014 increased $2.4 million to $10.2 million due primarily to the timing of the investment tax credit available on renewable energy facilities as compared to the prior year.

Net Income for the six months ended June 30, 2014 increased $13.8 million to $57.5 million compared with the same period in 2013 primarily as a result of the following:

•
The income contribution from the wholesale energy operations at SJRG for the six months ended June 30, 2014 increased $8.2 million to a net loss of $6.2 million due primarily to a $12.3 million increase related to higher storage volumes sold and higher daily trading margins as described in Gross Margin - Energy Group below, partially offset by a $3.3 million decrease resulting from the change in unrealized gains and losses on derivatives used by the wholesale energy operations to mitigate natural gas commodity price risk, as discussed under Operating Revenues - Energy Group below.

•
The income contribution from on-site energy production at Marina for the six months ended June 30, 2014 increased $2.5 million to $20.3 million due primarily to the timing of the investment tax credit available on renewable energy facilities as compared to the prior year.

•
The income contribution from the gas utility operations at SJG for the six months ended June 30, 2014 increased $2.1 million to $41.5 million due primarily to increases in the accelerated infrastructure programs and customer growth over the prior year.

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

We define Economic Earnings as: Income from continuing operations, (1) less the change in unrealized gains and plus the change in unrealized losses, as applicable and in each case after tax, on all derivative transactions, and (2) less realized gains and plus realized losses, as applicable and in each case after tax, on all commodity derivative transactions attributed to expected purchases of gas in storage to match the recognition of these gains and losses with the recognition of the related cost of the gas in storage in the period of withdrawal, and (3) less the impact of transactions or contractual arrangements where the true economic impact will be realized in a future period. With respect to the third part of the definition of Economic Earnings, for the three and six months ended June 30, 2014 and 2013:

•
For the three and six months ended June 30, 2013, Economic Earnings excludes a $0.1 million gain and a $0.8 million loss (both net of tax), respectively, from affiliated companies, not part of ongoing operations. This adjustment is the result of the termination of the contract at LVE Energy Partners, LLC ("LVE," see Note 11 to the condensed consolidated financial statements) and is being excluded because substantially all of the assets of LVE have been sold and LVE is no longer considered part of the ongoing operations of the Company. LVE was dissolved prior to December 31, 2013; as such, there was no gain/loss from affiliated companies not part of ongoing operations for the three and six months ended June 30, 2014.

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

Economic Earnings for the three months ended June 30, 2014 increased $0.1 million to $10.0 million compared with the same period in 2013, primarily as a result of the following:

•
The income contribution from on-site energy production at Marina for the three months ended June 30, 2014 increased $3.2 million to $10.3 million due primarily to the timing of the investment tax credit available on renewable energy facilities as compared to the prior year.

•
The income contribution from the wholesale energy operations at SJRG for the three months ended June 30, 2014 decreased $3.1 million to a net loss of $5.3 million due to lower storage volumes sold and higher transportation charges as described in Gross Margin - Energy Group below.

Economic Earnings for the six months ended June 30, 2014 increased $17.8 million to $76.2 million compared with the same period in 2013 primarily as a result of the following:

•
The income contribution from the wholesale energy operations at SJRG for the six months ended June 30, 2014 increased $12.3 million to $11.2 million due primarily to higher storage volumes sold and higher daily trading margins as described in Gross Margin - Energy Group below.

•
The income contribution from on-site energy production at Marina for the six months ended June 30, 2014 increased $2.8 million to $20.5 million due primarily to the timing of the investment tax credit available on renewable energy facilities as compared to the prior year.

•
The income contribution from the gas utility operations at SJG for the six months ended June 30, 2014 increased $2.1 million to $41.5 million due primarily to increases in the accelerated infrastructure programs and customer growth over the prior year.

The following table presents a reconciliation of our income from continuing operations and earnings per share from continuing operations to Economic Earnings and Economic Earnings per share for the three and six months ended June 30 (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income from Continuing Operations	$9,701	$916	$57,912	$44,253
Minus/Plus:
Unrealized Mark-to-Market (Gains)/Losses on Derivatives	222	9,210	17,880	13,308
Realized (Gains)/Losses on Inventory Injection Hedges	98	(115)	420	5
Net (Gains) Losses from Affiliated Companies, Not Part of Ongoing Operations (A)	—	(101)	—	805
Other (B)	(25)	(25)	(50)	(50)
Economic Earnings	$9,996	$9,885	$76,162	$58,321

Earnings per Share from Continuing Operations	$0.29	$0.03	$1.76	$1.39
Minus/Plus:
Unrealized Mark-to-Market (Gains)/Losses on Derivatives	0.01	0.29	0.55	0.42
Realized (Gains)/Losses on Inventory Injection Hedges	—	(0.01)	—	—
Net Loss from Affiliated Companies, Not Part of Ongoing Operations (A)	—	—	—	0.02
Economic Earnings per Share	$0.30	$0.31	$2.31	$1.83

The effect of derivative instruments not designated as hedging instruments under GAAP in the condensed consolidated statements of income (see Note 12 to the condensed consolidated financial statements) is as follows (gains (losses) in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Losses on energy related commodity contracts	$(195)	$(16,722)	$(28,796)	$(23,771)
(Losses) gains on interest rate contracts	(91)	1,250	(305)	1,775
Total before income taxes	(286)	(15,472)	(29,101)	(21,996)
Income taxes (C)	117	6,344	11,888	9,018
Total after income taxes	(169)	(9,128)	(17,213)	(12,978)
Unrealized mark-to-market losses on derivatives held by affiliated companies, net of tax (C)	(53)	(82)	(667)	(330)
Total unrealized mark-to-market losses on derivatives	(222)	(9,210)	(17,880)	(13,308)
Realized losses on inventory injection hedges, net of tax (C)	(98)	115	(420)	(5)
Net Gain (Loss) from Affiliated Companies, Not Part of Ongoing Operations (A)	—	101	—	(805)
Other (B)	25	25	50	50
Total reconciling items between income from continuing operations and economic earnings	$(295)	$(8,969)	$(18,250)	$(14,068)

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

(C) Determined using a combined statutory tax rate of 41%

The following tables summarize the composition of selected gas utility operations data for the three and six months ended June 30 (in thousands, except for degree day data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Utility Throughput – dt:
Firm Sales -
Residential	2,830	2,805	16,018	13,875
Commercial	747	671	3,482	3,187
Industrial	33	29	190	183
Cogeneration & Electric Generation	245	420	555	565
Firm Transportation -
Residential	392	447	2,294	2,075
Commercial	1,081	1,078	4,532	4,064
Industrial	3,159	3,161	6,669	6,728
Cogeneration & Electric Generation	1,229	1,692	3,189	3,774

Total Firm Throughput	9,716	10,303	36,929	34,451

Interruptible Sales	—	14	—	14
Interruptible Transportation	338	305	706	739
Off-System	1,088	1,454	3,518	3,167
Capacity Release	14,477	7,146	30,659	20,961

Total Throughput - Utility	25,619	19,222	71,812	59,332

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Utility Operating Revenues:
Firm Sales -
Residential	$35,099	$33,798	$160,287	$141,922
Commercial	9,119	7,767	37,450	31,402
Industrial	586	529	2,667	2,157
Cogeneration & Electric Generation	1,581	2,380	3,661	3,163
Firm Transportation -
Residential	2,697	3,075	12,855	12,364
Commercial	4,509	4,031	17,963	15,362
Industrial	6,184	5,374	12,974	11,318
Cogeneration & Electric Generation	1,248	1,371	3,574	3,605

Total Firm Revenues	61,023	58,325	251,431	221,293

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interruptible Sales	—	339	2	339
Interruptible Transportation	411	375	859	915
Off-System	5,415	6,573	23,966	13,255
Capacity Release	1,952	687	2,848	4,374
Other	358	237	598	458
	69,159	66,536	279,704	240,634
Less: Intercompany Sales	(256)	(496)	(472)	(943)
Total Utility Operating Revenues	68,903	66,040	279,232	239,691
Less:
Cost of Sales - Utility (Excluding depreciation)	24,623	25,611	127,700	102,766
Conservation Recoveries*	4,951	2,748	15,718	8,072
RAC Recoveries*	2,022	2,177	4,043	4,355
EET Recoveries*	992	1,195	2,051	2,191
Revenue and Throughput Taxes	175	696	611	2,940
Utility Margin**	$36,140	$33,613	$129,109	$119,367

Margin:
Residential	$22,477	$21,624	$96,071	$81,136
Commercial and Industrial	11,430	9,645	37,457	30,924
Cogeneration and Electric Generation	1,100	1,208	2,447	2,438
Interruptible	16	56	34	80
Off-System & Capacity Release	467	232	1,120	917
Other Revenues	872	499	1,111	765
Margin Before Weather Normalization & Decoupling	36,362	33,264	138,240	116,260
CIRT Mechanism	—	734	—	1,476
CIP Mechanism	(409)	(514)	(9,419)	1,377
EET Mechanism	187	129	288	254
Utility Margin**	$36,140	$33,613	$129,109	$119,367

Degree Days:	476	495	3,262	2,952

*Represents expenses for which there is a corresponding credit in operating revenues.  Therefore, such recoveries have no impact on our financial results.
**Utility Margin is further defined under the caption "Margin - Gas Utility Operations" below.

Throughput - Gas Utility Operations - Total gas throughput increased 6.4 MMdts, or 33.3%, during the three months ended June 30, 2014, compared with the same period in 2013, primarily due to higher capacity release. Capacity release increased 7.3 MMdts as a result of the expiration of an Asset Management Agreement (AMA) that was in effect during 2013. Volumes released under AMA's are not included in the throughput table above. In 2014, the capacity previously committed under the expired AMA was available to be released during 2014. While capacity release can create significant volatility in throughput, it has little impact on revenue and margin generated from such activity. Firm throughput decreased 0.6 MMdts, or 5.7%, during the second quarter of 2014 as a result of system problems at one of SJG's cogeneration customer's facilities during the second quarter.

Total gas throughput increased 12.5 MMdts, or 21.0%, during the six months ended June 30, 2014, compared with the same period in 2013. Firm throughput increased 2.5 MMdts, or 7.2%, during the first six months of 2014 as a result of weather that was 10.5% colder than the same period last year. Also contributing to higher throughput was the addition of 4,005 customers over the last 12 months, representing 1.1% customer growth. Off-System Sales (OSS) and Capacity Release throughput increased 0.4 MMdts and 9.7 MMdts, respectively, during the first six months of 2014. Similar to firm throughput, OSS throughput improved as a result of higher weather-driven demand during the first quarter. The increase in capacity release was related to the expiration of the AMA that was in effect during 2013. As discussed above, the capacity previously committed under the AMA was available to be released during the first six months of 2014.

Conservation Incentive Program (CIP) - Gas Utility Operations - The effects of the CIP on net income of the gas utility operations for the three and six months ended June 30, 2014 and 2013 and the associated weather comparisons are as follows ($’s in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Income Impact:
CIP – Weather Related	$0.4	$—	$(5.7)	$(0.7)
CIP – Usage Related	(0.7)	(0.3)	0.1	1.5
Total Net Income Impact	$(0.3)	$(0.3)	$(5.6)	$0.8

Weather Compared to 20-Year Average	0.1% Warmer	Average	13.4% Colder	1.8% Colder
Weather Compared to Prior Year	3.9% Warmer	34.9% Colder	10.5% Colder	28.5% Colder

Operating Revenues  - Gas Utility Operations - Revenues increased $2.9 million, or 4.3%, during the three months ended June 30, 2014, compared with the same period in the prior year after eliminating intercompany transactions. As discussed under "Margin (pre-tax)", the roll in of certain capital investments into base rates effective October 1, 2013, increased revenue by approximately $2.3 million during the second quarter of 2014, compared with the same period last year. The addition of 4,005 customers over the last 12 months and customer migration from firm transportation back to firm sales has also increased total firm revenue, as firm sales include the cost of commodity. While shifts between firm transportation and firm sales result in changes in revenues, it has no impact on profitability, as SJG does not profit from the sale of the commodity.

Revenues increased $39.5 million, or 16.5%, during the six months ended June 30, 2014, compared with the same period in the prior year after eliminating intercompany transactions due to higher firm sales and Off-System Sales (OSS). Total firm revenue increased $30.1 million, or 13.6%, in the first six months of 2014 as a result of 10.5% colder weather and 4,005 additional customers compared with the same period in 2013, as previously discussed under "Throughput-Gas Utility Operations." While colder weather increased firm sales revenue significantly, the revenue increase has little impact on SJG profitability under the operation of the Conservation Incentive Program, as discussed below under the captions "Conservation Incentive Program (CIP)" and "Margin (pre-tax)." As further discussed under "Margin-Gas Utility Operations", the roll in of certain capital investments into base rates effective October 1, 2013, increased revenue by approximately $8.7 million during the first half of 2014.

Higher OSS volume and unit prices resulted in a $10.7 million, or 80.8%, increase in OSS revenues during the six months ended June 30, 2014, compared with the same period in 2013. Colder weather led to greater demand during the first quarter of 2014, allowing SJG to increase revenue from such sales. However, the impact of changes in OSS activity does not have a material impact on the earnings of SJG, as SJG is required to return 85% of the profits of such activity to its ratepayers. Earnings from OSS can be seen in the "Margin" table above.

While changes in gas costs and Basic Gas Supply Service (BGSS) recoveries/refunds may fluctuate from period to period, the gas utility operations do not profit from the sale of the commodity.  Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on Company profitability, as further discussed below under the caption “Margin-Gas Utility Operations.”

Operating Revenues — Energy Group -  Combined revenues for Energy Group, net of intercompany transactions, increased $4.2 million, or 9.6%, to $48.1 million, and $60.5 million, or 53.3%, to $174.0 million for the three and six months ended June 30, 2014, respectively, compared with the same periods in 2013.

Revenues from retail gas operations at SJE, net of intercompany transactions, increased $0.3 million, or 1.1%, to $24.8 million, and $17.9 million, or 30.6%, to $76.3 million for the three and six months ended June 30, 2014, respectively, compared with the same periods in 2013. Excluding the change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $(0.1) million and $(0.3) million, revenues increased $0.2 million, or 0.8%, to $24.9 million, and $17.6 million, or 29.9%, to $76.6 million for the three and six months ended June 30, 2014, respectively, compared with the same periods in 2013. The change in revenues for the three months ended June 30, 2014 compared to the same period in 2013 was not significant. The increase in revenues for the six months ended June 30, 2014 compared with the same period in 2013 was mainly due to a 29.3% increase in the average monthly New York Mercantile Exchange (NYMEX) settle price, along with a 5.7% increase in sales volumes compared with the same period in 2013. Sales volumes totaled 14,166,835 and 13,397,585 dekatherms for the six months ended June 30, 2014 and 2013, respectively.

Market conditions continue to make it difficult to be competitive in the small commercial market. We continue to focus our marketing efforts on the pursuit of non-heat-sensitive commercial customers in an effort to mitigate price volatility and weather risk.

Revenues from retail electric operations at SJE, net of intercompany transactions, decreased $3.9 million, or 12.8%, and increased $5.7 million, or 9.7%, for the three and six months ended June 30, 2014, respectively, compared with the same periods in 2013. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $(0.4) million and $(0.1) million, revenues decreased $4.3 million, or 13.6%, and increased $5.6 million, or 9.3%, for the three and six months ended June 30, 2014, respectively, compared with the same periods in 2013.

A summary of revenues from retail electric operations at SJE is as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
SJE Retail Electric Revenue	$26.3	$30.2	$(3.9)	$65.5	$59.8	$5.7
Add: Unrealized Losses (Subtract: Unrealized Gains)	0.5	0.9	(0.4)	0.7	0.8	(0.1)
SJE Retail Electric Revenue, Excluding Unrealized Losses (Gains)	$26.8	$31.1	$(4.3)	$66.2	$60.6	$5.6

The decrease in revenues from retail electric operations at SJE as defined above for the three months ended June 30, 2014 compared with the same period in 2013 was mainly due to an 11.8% decrease in sales volumes. The increase in revenues from retail electric operations at SJE as defined above for the six months ended June 30, 2014 compared with the same period in 2013 was mainly due to a 25.9% increase in the average monthly sales price, which was driven by a higher average Locational Marginal Price (LMP) per megawatt hour, partially offset by a 14.8% decrease in sales volumes. SJE uses forward financial contracts to mitigate commodity price risk on fixed price electric contracts. In accordance with GAAP, the forward financial contracts are recorded at fair value, with changes in fair value recorded in earnings in the period of change. The related customer contracts are not considered derivatives and, therefore, are not recorded in earnings until the electricity is delivered. As a result, earnings are subject to volatility as the market price of the forward financial contracts change, even when the underlying hedged value of the customer contract is unchanged. Over time, gains or losses on the sale of the fixed price electric under contract will be offset by losses or gains on the forward financial contracts, resulting in the realization of the profit margin expected when the transactions were initiated. The retail electric operations at SJE serve both fixed and market-priced customers.

Revenues from wholesale energy operations at SJRG, net of intercompany transactions, increased $7.7 million and $36.8 million for the three and six months ended June 30, 2014, respectively, compared with the same periods in 2013. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $(16.1) million and $5.4 million and adjusting for the change in realized gains and losses on all hedges attributed to inventory injection transactions of $0.4 million and $0.7 million to align them with the related cost of inventory in the period of withdrawal, revenues from the wholesale energy operations at SJRG decreased $8.0 million and increased $42.9 million for the three and six months ended June 30, 2014, respectively, compared with the same periods in 2013.

A summary of revenues from wholesale energy operations at SJRG for the three and six months ended June 30 is as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
SJRG Revenue	$(3.1)	$(10.8)	$7.7	$32.0	$(4.8)	$36.8
Add: Unrealized Losses (Subtract: Unrealized Gains)	(0.4)	15.7	(16.1)	27.8	22.4	5.4
Add: Realized Losses (Subtract: Realized Gains) on Inventory Injection Hedges	0.2	(0.2)	0.4	0.7	—	0.7
SJRG Revenue, Excluding Unrealized Losses (Gains) and Realized Losses (Gains) on Inventory Injection Hedges	$(3.3)	$4.7	$(8.0)	$60.5	$17.6	$42.9

The decrease in revenues from the wholesale energy operations of SJRG as defined above for the three months ended June 30, 2014 compared with the same period in 2013 was due mainly to a 55.0% decrease in storage volumes sold. The increase in revenues from the wholesale energy operations of SJRG as defined above for the six months ended June 30, 2014 compared with the same period in 2013 was due mainly to a 95.1% increase in storage volumes sold as well as higher margins on daily energy trading activities. As discussed in Note 1 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2013, revenues and expenses related to the energy trading activities of the wholesale energy operations at SJRG are presented on a net basis in Operating Revenues – Nonutility on the condensed consolidated income statement.

Operating Revenues - Energy Services -  Combined revenues for Energy Services, net of intercompany transactions, increased $3.6 million, or 28.5%, to $16.3 million, and $5.2 million, or 20.8%, to $30.3 million for the three and six months ended June 30, 2014 and 2013, respectively, compared with the same periods in 2013.
Revenues from on-site energy production at Marina, net of intercompany transactions, increased $4.1 million, or 43.1%, to $13.6 million, and $6.4 million, or 34.1%, to $25.0 million for the three and six months ended June 30, 2014 and 2013, respectively, compared with the same periods in 2013 primarily due to several new renewable energy projects that began operations over the past twelve months. Also contributing to the six month comparative period increase is higher hot water production and electricity sales at the wholly-owned thermal facility due to colder temperatures during the first quarter of 2014 as compared to the prior year.

Revenues from appliance service operations at SJESP, net of intercompany transactions, decreased $0.5 million, or 15.8%, to $2.6 million, and $1.2 million. or 17.9%, to $5.3 million for the three and six months ended June 30, 2014 compared with the same periods in 2013 primarily due to lower installation jobs compared to the prior year.

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

Total margin increased $2.5 million, or 7.5% for the three month period ended June 30, 2014, compared with the same period in 2013, primarily due to the Capital Investment Recovery Tracker (CIRT) investments rolling into base rates effective October 1, 2013. The CIRT investments rolling into base rates contributed approximately $2.3 million in additional margin during the second quarter of 2014. In addition, SJG added 4,005 customers over the 12-month period ended June 30, 2014, contributing approximately $0.4 million in additional margin during the second quarter 2014, compared with the second quarter of 2013.

Total margin increased $9.7 million, or 8.2%, for the six month period ended June 30, 2014, compared with the same period in 2013, primarily due to the CIRT investments rolling into base rates effective October 1, 2013. The CIRT investments rolling into base rates contributed approximately $8.7 million in additional margin during the first half of 2014. In addition, SJG added 4,005 customers over the 12-month period ended June 30, 2014, representing growth of 1.1% over the prior year and a corresponding increase in margin.

As reflected in the margin table and the CIP table above, the CIP mechanism requires SJG to return $9.4 million, or $5.6 million after taxes, in margin earned during the six month period ended June 30, 2014 primarily due to weather that was colder than normal. The CIP protected $1.4 million, or $0.8 million after taxes, during the same period in 2013 that would have been lost due to lower customer usage. The impact of the CIP on net income for the three month periods ended June 30, 2014 and 2013 was not material. The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer.

Gross Margin — Non-Utility —  Gross margin for the nonutility businesses is defined as revenue less all costs that are directly related to the production, sale and delivery of the Company’s products and services. These costs primarily include natural gas and electric commodity costs as well as certain payroll and related benefits. On the statements of condensed consolidated income, revenue is reflected in Operating Revenues - Nonutility and the costs are reflected in Cost of Sales - Nonutility. As discussed in Note 16 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2013, revenues and expenses related to the energy trading activities of the wholesale energy operations at SJRG are presented on a net basis in Operating Revenues - Nonutility on the condensed consolidated income statement.

Gross Margin — Energy Group — For the three and six months ended June 30, 2014, combined gross margins for Energy Group, net of intercompany transactions, increased $10.3 million to a loss of $4.7 million and increased $15.8 million to $0.9 million, respectively, compared with the same periods in 2013. These changes were primarily due to the following:

•
Gross margin from SJE’s retail gas and other operations decreased $0.1 million to $1.2 million and increased $1.8 million to $4.6 million for the three and six months ended June 30, 2014, respectively, compared with the same periods in 2013. Excluding the change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $(0.1) million and $(0.3) million, gross margins decreased $0.2 million and increased $1.5 million for the three and six months ended June 30, 2014, respectively, compared with the same periods in 2013. The change in gross margin for the three months ended June 30, 2014 compared with the same period in 2013 was not significant. The six month comparative period increase was due to increases in sales volumes as discussed in "Operating Revenues-Energy Group" above. Excluding the impact of the unrealized gains/losses discussed above, gross margin as a percentage of Operating Revenues did not change significantly for the three and six months ended June 30, 2014, respectively, compared with the same periods in 2013.

•
Gross margin from SJE’s retail electric operations decreased $0.4 million to $0.3 million and $0.4 million to $1.6 million for the three and six months ended June 30, 2014, respectively, compared with the same periods in 2013. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $(0.4) million and $(0.1) million, gross margins decreased $0.8 million and $0.5 million for the three and six months ended June 30, 2014, respectively, compared with the same periods in 2013. The three and six month comparative period decreases were due to decreases in sales volumes as discussed in "Operating Revenues-Energy Group" above. Excluding the impact of the unrealized gains/losses discussed above, gross margin as a percentage of Operating Revenues did not change significantly for the three and six months ended June 30, 2014 as compared with the same periods in 2013.

•
Gross margin from the wholesale energy operations of SJRG increased $10.8 million to a loss of $6.2 million and $14.4 million to a loss of $5.3 million for the three and six months ended June 30, 2014, respectively, compared with the same periods in 2013. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $(16.1) million and $5.4 million and adjusting for the change in realized gains and losses on all hedges attributed to inventory injection transactions of $0.4 million and $0.7 million to align them with the related cost of inventory in the period of withdrawal as discussed above, gross margin for the wholesale energy operations of SJRG decreased $4.9 million and increased $20.5 million for the three and six months ended June 30, 2014, respectively, compared with the same periods in 2013. The decrease in gross margin for the three months ended June 30, 2014 compared with the same period in 2013 was due mainly to lower storage volumes sold and higher transportation charges as discussed in "Operating Revenues-Energy Group" above. The increase in gross margin for the six months ended June 30, 2014 compared with the same period in 2013 was due mainly to an increase in storage volumes sold as well as higher margins on daily energy trading activities as discussed in "Operating Revenues-Energy Group" above.

The wholesale energy operations at SJRG expects to continue to add incremental margin from marketing and related opportunities in the Marcellus region, capitalizing on its established presence in the area. Future margins could fluctuate significantly due to the volatile nature of wholesale gas prices. As of June 30, 2014, the wholesale energy operations had 9.1 Bcf of storage and 553,496 dts/day of transportation under contract.

Gross Margin - Energy Services - For the three and six months ended June 30, 2014, combined gross margins for Energy Services, net of intercompany transactions, increased $5.4 million to $14.8 million and $7.9 million to $23.9 million, respectively, compared with the same periods in 2013. These changes were primarily due to the following:

•
Gross margin from on-site energy production at Marina, net of intercompany transactions, increased $5.7 million to $13.4 million and $8.3 million to $21.6 million for the three and six months ended June 30, 2014, respectively, compared with the same periods in 2013. These increases were mainly due to several new renewable energy projects that began operations over the past twelve months. Also contributing to the six month comparative period increase is higher hot water production and electricity sales at the wholly owned thermal facility due to colder temperatures during the first quarter of 2014 as compared to the prior year. Gross margin as a percentage of Operating Revenues did not change significantly for the three and six months ended June 30, 2014 compared with the same periods in 2013.

•
Gross margin from appliance service operations at SJESP , along with gross margin as a percentage of Operating Revenues, did not change significantly for the three and six months ended June 30, 2014 as compared with the same periods in 2013.

Operating Expenses — A summary of net changes in operations expense for the three and six months ended June 30, follows (in thousands):

	Three Months Ended June 30, 2014 vs. 2013	Six Months Ended June 30, 2014 vs. 2013
Gas Utility Operations	$2,632	$8,893
Nonutility:
Energy Group:
Wholesale Energy Operations	103	161
Retail Gas and Other Operations	(110)	(123)
Retail Electric Operations	139	660
Subtotal Energy Group	132	698
Energy Services:
On-Site Energy Production	77	54
Appliance Service Operations	192	129
Subtotal Energy Services	269	183
Total Nonutility	401	881
Intercompany Eliminations and Other	(338)	(418)
Total Operations Expense	$2,695	$9,356

Operations - Gas utility operations expense increased $2.6 million and $8.9 million for the three and six months ended June 30, 2014, respectively, compared with the same periods in 2013.  These increases are primarily due to increased spending under the New Jersey Clean Energy Program and Energy Efficiency Programs. Such costs are recovered on a dollar-for-dollar basis; therefore, the gas utility operations experienced an offsetting increase in revenues during the period.

Nonutility operations expense increased $0.4 million and $0.9 million for the three and six months ended June 30, 2014, respectively, compared with the same periods in 2013, primarily due to additional personnel, governance and compliance costs incurred to support continued growth.

Maintenance - Changes in maintenance expense for the three and six months ended June 30, 2014, respectively, compared with the same periods in 2013, were not significant.

Depreciation - Depreciation increased $3.1 million and $6.7 million during the three and six months ended June 30, 2014, respectively. compared with the same periods in 2013 due mainly to the increased investment in property, plant and equipment by the gas utility operations and on-site energy production at Marina.

Energy and Other Taxes - Energy and other taxes decreased $0.4 million and $2.3 million for the three and six months ended June 30, 2014, respectively, compared with the same periods in 2013 due primarily to the elimination of the gas utility operations' primary energy tax, the Transitional Energy Facilities Assessment, effective January 1, 2014 (see Note 1 to the condensed consolidated financial statements).

Other Income and Expense - Other income and expense increased $1.5 million during the three months ended June 30, 2014 compared with the same period in 2013 primarily due to the settlement of outstanding litigation at SJEX. The change in other income and expense during the six months ended June 30, 2014 as compared with the same period in 2013 was not significant due primarily to a decrease in interest income on notes receivable from affiliates, which was offset by the settlement of outstanding litigation at SJEX.

Interest Charges – Interest charges increased $3.4 million and $5.8 million for the three and six months ended June 30, 2014, respectively, compared with the same periods in 2013 primarily due to unrealized gains recognized during the three and six months ended June 30, 2013 that did not recur during the same periods in 2014 on interest rate contracts related to derivatives not designated as hedging instruments, which are recorded in Interest Charges on the condensed consolidated statements of income (see Note 12 to the condensed consolidated financial statements). Also contributing to the increase were higher amounts of long-term debt outstanding at SJG and lower capitalization of interest costs on construction at the gas utility operations at SJG during 2014. This was a result of the roll-in of capital investments under SJG's CIRT into base rates effective October 1, 2013, and weather-related construction delays during 2014. CIRT investments were approved by the BPU to accrue interest on construction until such time they were rolled into base rates.

Income Taxes – Income tax benefit decreased $2.1 million for the three months ended June 30, 2014 compared with the same period in 2013. Income taxes went from a $3.9 million benefit to a $2.4 million expense for the six months ended June 30, 2014 compared with the same period in 2013. These comparative period changes were both due primarily to higher income before taxes, along with higher effective tax rates due to a decrease in investment tax credits on renewable energy facilities at Marina in 2014 as compared to 2013.

Equity in Earnings of Affiliated Companies – Equity in earnings of affiliated companies decreased $1.5 million for the three months ended June 30, 2014 compared with the same period in 2013 primarily due to higher maintenance costs incurred to improve the performance of the landfill gas fired electric production facilities compared to the prior year. Equity in earnings of affiliated companies increased $0.8 million for the six months ended June 30, 2014 compared to the same period in 2013 primarily due to higher production at our affiliated companies as a result of colder than normal temperatures for the first quarter of 2014, partially offset by higher maintenance costs incurred to improve the performance of the landfill gas fired electric production facilities compared to the prior year.

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

Cash Flows from Operating Activities — Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $89.7 million and $62.5 million in the first six months of 2014 and 2013, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries.  Operating activities in the first six months of 2014 produced more net cash than the same period in 2013 due primarily to lower working capital requirements, primarily as a result of higher customer collections on accounts receivable. This was offset by higher gas costs due to the extremely cold weather during the first three months of 2014. At SJG, a portion of these higher gas costs were deferred and will be collected in future periods under SJG's BGSS. In addition, SJI did not make a pension contribution during the first six months of 2014 as compared to a contribution of $12.7 million for the first six months of 2013. This was due to an increase in the discount rate used to calculate future liability and greater than expected asset performance significantly improving the Company's funding status. The Company strives to keep its pension plans fully funded. When factors such as lesser than expected asset performance and/or declining discount rates negatively impact the funding status of the plans, the Company increases its contributions to supplant that funding shortfall.

Cash Flows from Investing Activities — SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. Net cash outflows for capital expenditures, which are primarily construction projects, for the first six months of 2014 and 2013 amounted to $134.9 million and $88.3 million, respectively. We estimate the net cash outflows for construction projects for fiscal years 2014, 2015 and 2016 at SJI to be approximately $358.7 million, $423.4 million and $296.8 million, respectively. The high level of capital expenditures is due to a combination of the accelerated infrastructure investment programs, a major pipeline project to support an electric generation facility, and a new customer information system, all at SJG.  For capital expenditures, including those under SJG’s Accelerated Infrastructure Replacement Program (AIRP), the Company expects to use short-term borrowings under lines of credit from commercial banks and the commercial paper program to finance capital expenditures as incurred. From time to time, the Company may refinance the short-term debt incurred to support capital expenditures with long-term debt. Also contributing to the high level of capital expenditures are anticipated solar projects at Marina.

In support of its risk management activities, the Company is required to maintain margin accounts with selected counterparties as collateral for its forward contracts, swap agreements, options contracts and futures contracts. These margin accounts are included in Restricted Investments or Margin Account Liability, depending upon the value of the related contracts (the change in the Margin Account Liability is reflected in cash flows from Operating Activities) on the condensed consolidated balance sheets. The required amount of restricted investments changes on a daily basis due to fluctuations in the market value of the related outstanding contracts and is difficult to predict. Margin posted by the Company decreased by $3.3 million in the first six months of 2014, compared with an increase of $13.8 million in the same period of 2013.

During the first six months of 2014, the Company received net repayments from unconsolidated affiliates of $3.7 million. During the first six months of 2013, the Company made investments in, and provided net advances to, unconsolidated affiliates of $7.3 million, excluding the cash proceeds related to the sale of LVE and the repayment of the advances to Energenic as discussed below.

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

Credit facilities and available liquidity as of June 30, 2014 were as follows (in thousands):

Company	Total Facility	Usage	Available Liquidity	Expiration Date
SJG:
Commercial Paper Program/Revolving Credit Facility	$200,000	$10,000	$190,000	May 2018
Uncommitted Bank Lines	10,000	—	10,000	Various

Total SJG	210,000	10,000	200,000

SJI:

Revolving Credit Facility	400,000	213,900	186,100	February 2018 (A)

Total SJI	400,000	213,900	186,100

Total	$610,000	$223,900	$386,100

(A) Includes letters of credit outstanding in the amount of $17.2 million.

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary the SJI facilities can also be used to support SJG’s liquidity needs. All committed facilities contain one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreements), measured on a quarterly basis. SJI and SJG were in compliance with these covenants as of June 30, 2014. Borrowings under these credit facilities are at market rates. The weighted average borrowing cost, which changes daily, was 1.16% and 0.98% at June 30, 2014 and 2013, respectively.  Average borrowings outstanding under these credit facilities, not including letters of credit, during the six months ended June 30, 2014 and 2013 were $320.2 million and $275.3 million, respectively. The maximum amounts outstanding under these credit facilities, not including letters of credit, during the six months ended June 30, 2014 and 2013 were $390.7 million and $369.5 million, respectively. Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business’ future liquidity needs.

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

In January 2014, SJG issued $30.0 million aggregate principal amount of 4.23% MTN's due January 2030.

In June 2014, SJG entered into a $200.0 million multiple-draw term facility offered by a syndicate of banks which expires in June, 2017. SJG can draw under this facility through June, 2016 and this facility bears interest at a floating rate based on LIBOR plus a spread determined by SJG's credit ratings. As of June 30, SJG had borrowed an aggregate $59.0 million under this facility and the proceeds were used to pay down short-term debt.

In June 2014, SJI agreed to issue $240.0 million aggregate principal amount long term debt via a private placement as follows:

•
$60.0 million aggregate principal amount of 3.05% Senior Notes and $40.0 million aggregate principal amount of Floating Rate Senior Notes, both drawn in June 2014 and due June 2019. At June 30, 2014, the floating rate was 1.56%.

•	$30.0 million aggregate principal amount of 3.05% Senior Notes to be drawn in August 2014 due August 2019.

•	$50.0 million aggregate principal amount of 3.05% Senior Notes and $60.0 aggregate principal amount of Floating Rate Senior Notes, both to be drawn in September 2014 due September 2019.

SJI raises equity capital through its Dividend Reinvestment Plan (DRP). Participants in SJI's DRP receive newly-issued shares. Prior to April 2013, shares of common stock offered by the DRP were issued at a 2% discount directly by SJI from its authorized but unissued shares of common stock. In April 2013, SJI discontinued the 2% discount on shares issued through the DRP in an effort to manage the amount of equity raised through the plan; however, the discount was reinstated during the third quarter of 2013. SJI raised $17.1 million and $12.5 million of equity capital through the DRP during the six months ended June 30, 2014 and 2013, respectively.

SJI’s capital structure was as follows:

	As of June 30, 2014	As of December 31, 2013
Equity	44.3%	43.9%
Long-Term Debt	45.2%	37.3%
Short-Term Debt	10.5%	18.8%
Total	100.0%	100.0%

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

COMMITMENTS AND CONTINGENCIES:

SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, and for environmental remediation costs. Cash outflows for capital expenditures for the first six months of 2014 and 2013 amounted to $134.9 million and $88.3 million, respectively. Management estimates the net cash outflows for construction projects for 2014, 2015 and 2016 at SJI to be approximately $358.7 million, $423.4million and $296.8 million, respectively. The high level of capital expenditures is due to a combination of the accelerated infrastructure investment programs, a major pipeline project to support an electric generation facility, and a new customer information system, all at SJG. Also contributing to the high level of capital expenditures are anticipated solar projects at Marina. Costs for remediation projects, net of insurance reimbursements, for the first six months of 2014 and 2013 amounted to net cash outflows of $2.9 million and inflows of $2.3 million, respectively. Total net cash outflows for remediation projects are expected to be $14.3 million, $35.6 million and $29.3 million for 2014, 2015 and 2016, respectively.  As discussed in Notes 10 and 15 to the Consolidated Financial Statements in Item 8 of SJI’s 10-K as of December 31, 2013, certain environmental costs are subject to recovery from insurance carriers and ratepayers.

As of June 30, 2014, SJI provided $17.2 million of standby letters of credit through its revolving credit facility to enable SJE to market retail electricity and for various construction and operating activities. The Company also provided $87.6 million of additional letters of credit under separate facilities outside of the revolving credit facility to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system and to finance Marina's initial thermal plant project.

Contractual Obligations - There were no significant changes to the Company’s contractual obligations described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2013, except for 1) long term debt, which increased due to the issuance of $100.0 million aggregate principal amount of Senior Term Notes at SJI, $59.0 million borrowings under a multiple-draw term facility at SJG and $30.0 million aggregate principal amount of MTN's at SJG (see note 14 to the condensed consolidated financial statements); 2) construction obligations, which increased $56.4 million in total since December 31, 2013 due to solar projects entered into at Marina; and 3) commodity supply purchase obligations which increased approximately $121.3 million in total since December 31, 2013 due to increases in transportation agreements at SJRG and additional agreements to extend several services and replenish storage at SJG.

Off-Balance Sheet Arrangements – An off-balance sheet arrangement is any contractual arrangement involving an unconsolidated entity under which the company has either made guarantees, or has certain other interests or obligations.

The Company has recorded a liability of $0.7 million which is included in Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the condensed consolidated balance sheets as of June 30, 2014 for the fair value of the following guarantees:

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

In 2013, the Company received 1) $57.9 million of repayments of advances to LVE; and 2) a $7.9 million note receivable from a third party, which is recorded in the condensed consolidated balance sheets as of June 30, 2014. As of December 31, 2013, LVE was dissolved and the Company incurred a $0.8 million charge to write-off the remaining interest in 2013.

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

•
In December 2013, SJI entered into agreements to guarantee certain obligations of WCLE, SC Landfill Energy, LLC, SX Landfill Energy, LLC, FC Landfill Energy, LLC, and AC Landfill Energy, LLC (collectively, the "Landfills"), unconsolidated joint ventures in which Marina has a 50% equity interest in each through Energenic. The Landfills have entered into long-term debt agreements which run through 2020. Although unlikely, SJI could be liable through the guarantees for 50% of the outstanding debt along with any interest related to the debt in the event the Landfills do not meet minimum specified levels of operating performance and no mitigating action is taken, or are unable to meet certain financial obligations as they become due. As of June 30, 2014, 50% of the currently outstanding debt is $9.2 million. As a result, the Company has recorded a liability of $0.5 million for the fair value of the guarantees, which is included in Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the condensed consolidated balance sheets as of June 30, 2014.

•
During 2011, subsidiaries of Energenic, in which Marina has a 50% equity interest, entered into 20 year contracts to build, own and operate a central energy center and energy distribution system for a new hotel, casino and entertainment complex in Atlantic City, New Jersey. The complex commenced operations in April 2012, and as a result, Energenic subsidiaries are providing full energy services to the complex.  Marina and its joint venture partner have provided a $5.0 million letter of credit to support certain operating performance obligations of Energenic under the operating agreements. Marina and its partner in this joint venture have entered into a reimbursement agreement that secures reimbursement for Marina of a proportionate share of any payments made by Marina to or on behalf of Energenic.

In June 2014 the parent company of the hotel, casino and entertainment complex announced that it was filing petitions in U. S. Bankruptcy Court to address liquidity issues and facilitate a sale of substantially all of its assets. An auction and the related sale hearing are scheduled to occur during August 2014. The owner of the complex has indicated that it expects to continue normal business operations throughout this process.

As of June 30, 2014, the Company, through its investment in Energenic, had a net asset of approximately $26.5 million included in Investment in Affiliates on the consolidated balance sheets related to this project. In addition, the Company had approximately $13.8 million included in Notes Receivable - Affiliate on the consolidated balance sheets, due from an Energenic subsidiary, which is secured by certain assets of the central energy center. This note is also subject to a reimbursement agreement that secures reimbursement for the Company, from its joint venture partner, of a proportionate share of any amounts that are not repaid.

As a result of the bankruptcy filing, management has evaluated the investment in this project and the related note receivable and is unable to determine the impact these events might have, if any, on the respective carrying values as of June 30, 2014.

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

•
As of June 30, 2014, SJI had issued $6.6 million of guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable our subsidiary to market retail natural gas.

Pending Litigation — The Company is subject to claims arising in the ordinary course of business and other legal proceedings. The Company has been named in, among other actions, certain product liability claims related to our former sand mining subsidiary. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $2.9 million and $3.0 million related to all claims in the aggregate as of June 30, 2014 and December 31, 2013, respectively. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

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

SJI has entered into certain contracts to buy, sell, and transport natural gas and to buy and sell retail electricity. SJI recorded a net pre-tax loss of $(0.2) million and $(16.7) million in earnings during the three months ended June 30, 2014 and 2013, respectively, and a net pre-tax loss of $(28.8) million and $(23.8) million during the six months ended June 30, 2014 and 2013, respectively, which are included with realized gains and losses in Operating Revenues — Nonutility.

The fair value and maturity of these energy-related contracts determined under the mark-to-market method as of June 30, 2014 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 -3 Years	Maturity Beyond 3 Years	Total
Prices actively quoted	$4,018	$150	$—	$4,168
Prices provided by other external sources	19,011	(210)	17	18,818
Prices based on internal models or other valuable methods	35,184	11,474	1,675	48,333

Total	$58,213	$11,414	$1,692	$71,319

Liabilities
Source of Fair Value	Maturity <1 Year	Maturity 1 -3 Years	Maturity Beyond 3Years	Total
Prices actively quoted	$1,428	$344	$4	$1,776
Prices provided by other external sources	44,386	11,302	(196)	55,492
Prices based on internal models or other valuable methods	47,309	5,094	699	53,102

Total	$93,123	$16,740	$507	$110,370

•
NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Volumes of our NYMEX contracts included in the table above under "Prices actively quoted" are 9.6 million dekatherms (dts) with a weighted average settlement price of $4.26 per dt.

•
Basis represents the differential to the NYMEX natural gas futures contract for delivering gas to a specific location. Volumes of our basis contracts included in the table above under "Prices provided by other external sources" and "Prices based on internal models or other valuable methods" are 55.9 million dts with a weighted average settlement price of $0.09 per dt.

•
Fixed Price Gas Daily represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Volumes of our Fixed Price Gas Daily contracts included in the table above under "Prices provided by other external sources" are 2.5 million dts with a weighted average settlement price of $5.58 per dt.

•
Volumes of our discounted index related purchase and sales contracts included in the table above under "Prices provided by other external sources" and "Prices based on internal models or other valuable methods" are 109.6 million dts with a weighted average settlement price of $(0.52) per dt.

•
Volumes of electric included in the table above under "Prices based on internal models or other valuable methods" are less than 0.1 million mwh with a weighted average settlement price of $50.92 per mwh.

A reconciliation of SJI’s estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Liabilities, January 1, 2014	$(17,346)
Contracts Settled During Six Months Ended June 30, 2014, Net	13,351
Other Changes in Fair Value from Continuing and New Contracts, Net	(35,056)

Net Derivatives — Energy Related Liabilities June 30, 2014	$(39,051)

Interest Rate Risk — Our exposure to interest-rate risk relates to short-term and long-term variable-rate borrowings. Variable-rate debt outstanding, including short-term and long-term debt, at June 30, 2014 was $382.8 million and averaged $337.5 million during the first six months of 2014. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $2.0 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2013 - 16 b.p. decrease; 2012 - 9 b.p. decrease; 2011 - 33 b.p. increase; 2010 – 13 b.p. decrease; and 2009 – 29 b.p. decrease.  At June 30, 2014, our average interest rate on variable-rate debt was 1.02%.

We typically issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable rate, long-term debt. As of June 30, 2014, the interest costs on $714.3 million of our long-term debt was either at a fixed rate or hedged via an interest rate derivative.

As of June 30, 2014, SJI’s active interest rate swaps were as follows:

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

Credit Risk - As of June 30, 2014, approximately $25.6 million, or 35.9%, of the current and noncurrent Derivatives – Energy Related Assets are with two, investment-grade rated counterparties.

As of June 30, 2014, SJRG had $140.3 million of Accounts Receivable under sales contracts. Of that total, 88.2% were with regulated utilities or companies rated investment-grade or guaranteed by an investment-grade-rated parent or were with companies where we have a collateral arrangement or insurance coverage. The remainder of the Accounts Receivable were within approved credit limits.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2014. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company are effective.

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act, during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control - Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the 1992 Framework remains available during the transition period, which extends to December 15, 2014. As of June 30, 2014, the Company continues to utilize the 1992 Framework and anticipates transitioning to the 2013 Framework by the transition date.

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

101
The following financial statements from South Jersey Industries’ Quarterly Report on Form 10-Q for the three months ended June 30, 2014, filed with the Securities and Exchange Commission on August 6, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Balance Sheets and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

SOUTH JERSEY INDUSTRIES, INC.
(Registrant)

Dated:	August 6, 2014	By:	/s/ Edward J. Graham
Edward J. Graham
Chairman of the Board & Chief Executive Officer

Dated:	August 6, 2014	By:	/s/ Stephen H. Clark
Stephen H. Clark
Chief Financial Officer