Form 10-Q
period 2014-09-30
SOUTH JERSEY INDUSTRIES INC
filed 2014-11-07
CIK 91928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of November 1, 2014 there were 33,646,410 shares of the registrant’s common stock outstanding.

Item 1. Unaudited Condensed Consolidated Financial Statements

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Three Months Ended September 30,
	2014	2013
Operating Revenues:
Utility	$60,756	$59,302
Nonutility	61,671	69,506
Total Operating Revenues	122,427	128,808
Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	23,205	24,345
- Nonutility	52,868	64,815
Operations	29,939	27,216
Maintenance	3,275	3,354
Depreciation	16,057	12,826
Energy and Other Taxes	1,196	1,458
Total Operating Expenses	126,540	134,014
Operating Loss	(4,113)	(5,206)

Other Income and Expense	3,419	2,200
Interest Charges	(6,768)	(4,393)
Loss Before Income Taxes	(7,462)	(7,399)
Income Taxes	8,325	5,533
Equity in (Loss) Earnings of Affiliated Companies	(5,139)	645
Loss from Continuing Operations	(4,276)	(1,221)
Loss from Discontinued Operations - (Net of tax benefit)	(120)	(200)
Net Loss	$(4,396)	$(1,421)

Basic Earnings Per Common Share:
Continuing Operations	$(0.13)	$(0.04)
Discontinued Operations	—	—
Basic Earnings Per Common Share	$(0.13)	$(0.04)

Average Shares of Common Stock Outstanding - Basic	33,166	31,984

Diluted Earnings Per Common Share:
Continuing Operations	$(0.13)	$(0.04)
Discontinued Operations	—	—
Diluted Earnings Per Common Share	$(0.13)	$(0.04)

Average Shares of Common Stock Outstanding - Diluted	33,166	31,984

Dividends Declared Per Common Share	$0.47	$0.44

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Nine Months Ended September 30,
	2014	2013
Operating Revenues:
Utility	$339,988	$298,993
Nonutility	265,911	208,037
Total Operating Revenues	605,899	507,030
Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	150,905	127,111
- Nonutility	232,253	202,176
Operations	99,941	87,862
Maintenance	9,715	10,141
Depreciation	46,543	36,605
Energy and Other Taxes	4,390	6,955
Total Operating Expenses	543,747	470,850
Operating Income	62,152	36,180

Other Income and Expense	9,972	8,734
Interest Charges	(20,698)	(12,521)
Income Before Income Taxes	51,426	32,393
Income Taxes	5,966	9,393
Equity in (Loss) Earnings of Affiliated Companies	(3,756)	1,246
Income from Continuing Operations	53,636	43,032
Loss from Discontinued Operations - (Net of tax benefit)	(513)	(699)
Net Income	$53,123	$42,333

Basic Earnings Per Common Share:
Continuing Operations	$1.62	$1.35
Discontinued Operations	(0.01)	(0.02)
Basic Earnings Per Common Share	$1.61	$1.33

Average Shares of Common Stock Outstanding - Basic	32,966	31,898

Diluted Earnings Per Common Share:
Continuing Operations	$1.62	$1.35
Discontinued Operations	(0.01)	(0.02)
Diluted Earnings Per Common Share	$1.61	$1.33

Average Shares of Common Stock Outstanding - Diluted	33,041	31,959

Dividends Declared per Common Share	$1.41	$1.33

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended September 30,
	2014	2013
Net Loss	$(4,396)	$(1,421)

Other Comprehensive (Loss) Income, Net of Tax:*

Unrealized (Loss) Gain on Available-for-Sale Securities	(613)	221
Unrealized Gain on Derivatives - Other	66	66
Other Comprehensive Income (Loss) of Affiliated Companies	63	(25)

Other Comprehensive (Loss) Income - Net of Tax*	(484)	262

Comprehensive Loss	$(4,880)	$(1,159)

	Nine Months Ended September 30,
	2014	2013
Net Income	$53,123	$42,333

Other Comprehensive (Loss) Income, Net of Tax:*

Unrealized Loss on Available-for-Sale Securities	(397)	(76)
Unrealized Gain on Derivatives - Other	198	198
Other Comprehensive (Loss) Income of Affiliated Companies	(37)	5,011

Other Comprehensive (Loss) Income - Net of Tax*	(236)	5,133

Comprehensive Income	$52,887	$47,466

* Determined using a combined statutory tax rate of 41%.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Nine Months Ended September 30,
	2014	2013
Net Cash Provided by Operating Activities	$109,042	$123,425

Cash Flows from Investing Activities:
Capital Expenditures	(203,918)	(192,497)
Proceeds from Sale of Property, Plant and Equipment	—	6
Net Purchase of Restricted Investments in Margin Account	(4,815)	(5,802)
Purchase of Restricted Investments with Escrowed Loan Proceeds	—	(47)
Investment in Long-Term Receivables	(4,881)	(5,012)
Proceeds from Long-Term Receivables	5,075	5,376
Purchase of Company Owned Life Insurance	(1,172)	(5,072)
Investment in Affiliate	—	(2,973)
Advances on Notes Receivable - Affiliate	(3,472)	(11,849)
Repayment of Notes Receivable - Affiliate	4,761	94,946

Net Cash Used in Investing Activities	(208,422)	(122,924)

Cash Flows from Financing Activities:
Net (Repayments of) Borrowings from Short-Term Credit Facilities	(204,500)	38,600
Proceeds from Issuance of Long-Term Debt	329,000	—
Principal Repayments of Long-Term Debt	(21,000)	(25,000)
Payments for Issuance of Long-Term Debt	(2,159)	(30)
Dividends on Common Stock	(31,121)	(28,246)
Proceeds from Sale of Common Stock	29,125	13,931

Net Cash Provided by (Used in) Financing Activities	99,345	(745)

Net Decrease in Cash and Cash Equivalents	(35)	(244)
Cash and Cash Equivalents at Beginning of Period	3,818	4,638

Cash and Cash Equivalents at End of Period	$3,783	$4,394

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	September 30, 2014	December 31, 2013
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$1,955,876	$1,816,804
Accumulated Depreciation	(410,413)	(392,029)
Nonutility Property and Equipment, at cost	536,081	486,332
Accumulated Depreciation	(70,619)	(52,009)

Property, Plant and Equipment - Net	2,010,925	1,859,098

Investments:
Available-for-Sale Securities	9,013	8,716
Restricted	47,929	43,115
Investment in Affiliates	72,866	78,273

Total Investments	129,808	130,104

Current Assets:
Cash and Cash Equivalents	3,783	3,818
Accounts Receivable	202,987	253,566
Unbilled Revenues	17,128	47,594
Provision for Uncollectibles	(7,278)	(5,854)
Notes Receivable - Affiliate	9,213	8,908
Natural Gas in Storage, average cost	60,609	57,786
Materials and Supplies, average cost	2,200	2,798
Deferred Income Taxes - Net	46,365	30,609
Prepaid Taxes	21,884	9,431
Derivatives - Energy Related Assets	47,032	56,327
Other Prepayments and Current Assets	21,758	17,915

Total Current Assets	425,681	482,898

Regulatory and Other Noncurrent Assets:
Regulatory Assets	332,243	296,081
Derivatives - Energy Related Assets	13,384	26,451
Unamortized Debt Issuance Costs	10,114	7,803
Notes Receivable-Affiliate	38,527	39,907
Contract Receivables	14,174	14,595
Notes Receivable	7,882	7,882
Other	60,945	60,036

Total Regulatory and Other Noncurrent Assets	477,269	452,755

Total Assets	$3,043,683	$2,924,855

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	September 30, 2014	December 31, 2013
Capitalization and Liabilities
Equity:
Common Stock	$41,553	$40,894
Premium on Common Stock	431,244	401,011
Treasury Stock (at par)	(163)	(186)
Accumulated Other Comprehensive Loss	(20,996)	(20,760)
Retained Earnings	412,336	406,041

Total Equity	863,974	827,000

Long-Term Debt	935,400	680,400

Total Capitalization	1,799,374	1,507,400

Current Liabilities:
Notes Payable	149,400	353,900
Current Portion of Long-Term Debt	74,000	21,000
Accounts Payable	211,602	259,757
Customer Deposits and Credit Balances	20,646	15,546
Environmental Remediation Costs	23,276	16,695
Taxes Accrued	2,400	3,234
Derivatives - Energy Related Liabilities	92,518	77,993
Dividends Payable	15,707	—
Interest Accrued	6,744	6,363
Pension Benefits	1,241	1,275
Other Current Liabilities	6,594	9,210

Total Current Liabilities	604,128	764,973

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	329,934	319,368
Investment Tax Credits	201	360
Pension and Other Postretirement Benefits	61,000	57,370
Environmental Remediation Costs	100,612	106,734
Asset Retirement Obligations	42,364	41,687
Derivatives - Energy Related Liabilities	16,783	22,131
Derivatives - Other	8,821	6,676
Regulatory Liabilities	46,104	60,949
Finance Obligation	19,916	20,656
Other	14,446	16,551

Total Deferred Credits and Other Noncurrent Liabilities	640,181	652,482

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$3,043,683	$2,924,855

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

 Notes to Unaudited Condensed Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

REVENUE AND THROUGHPUT-BASED TAXES — SJG collects certain revenue-based energy taxes from its customers. Such taxes include New Jersey State Sales Tax and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. The PUA is included in both utility revenue and cost of sales and totaled $0.2 million and $0.1 million for the three months ended September 30, 2014 and 2013, respectively, and $0.8 million and $0.6 million for the nine months ended September 30, 2014 and 2013, respectively. In prior years, SJG collected a throughput-based energy tax from customers in the form of a Transitional Energy Facility Assessment (TEFA). The TEFA was eliminated effective January 1, 2014.

IMPAIRMENT OF LONG-LIVED ASSETS - SJI reviews the carrying amount of long-lived assets for possible impairment whenever events or changes in circumstances indicate that such amounts may not be recoverable. For the nine months ended September 30, 2014 and 2013, no impairments were identified.

GAS EXPLORATION AND DEVELOPMENT - The Company capitalizes all costs associated with gas property acquisition, exploration and development activities under the full cost method of accounting. Capitalized costs include costs related to unproved properties, which are not amortized until proved reserves are found or it is determined that the unproved properties are impaired. All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. No impairment was recorded during the nine months ended September 30, 2014 or 2013. As of September 30, 2014 and December 31, 2013, $9.0 million and $8.9 million, respectively, related to interests in proved and unproved properties in Pennsylvania, net of amortization, is included with Nonutility Property and Equipment and Other Noncurrent Assets on the condensed consolidated balance sheets.

TREASURY STOCK – SJI uses the par value method of accounting for treasury stock. As of September 30, 2014 and December 31, 2013, SJI held 130,007 and 148,890 shares of treasury stock, respectively. These shares are related to deferred compensation arrangements where the amounts earned are held in the stock of SJI.

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

In April 2014, the FASB issued ASU 2014-08 "Presentation of Financial Statements and Property, Plant and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." This ASU changes the presentation of discontinued operations on the statements of income and other requirements for reporting discontinued operations. Under the new standard, only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results should be reported as a discontinued operation. This ASU also requires additional disclosures about discontinued operations and disposal of an individually significant component of an entity that does not qualify for discontinued operations. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2014, with early adoption permitted. Management is currently determining the impact that adoption of this guidance will have on the Company's financial statement results.

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

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern," The new guidance requires management of a company to evaluate whether there is substantial doubt about the company's ability to continue as a going concern. This ASU is effective for the annual reporting period ending after December 15, 2016, and for interim and annual reporting periods thereafter, with early adoption permitted. The Company does not expect this standard to have an impact on its consolidated financial statements upon adoption.

2.	STOCK-BASED COMPENSATION PLAN:

Under the Amended and Restated 1997 Stock-Based Compensation Plan, no more than 2,000,000 shares in the aggregate may be issued to SJI’s officers (Officers), non-employee directors (Directors) and other key employees. The plan will terminate on January 26, 2015, unless terminated earlier by the Board of Directors. No options were granted or outstanding during the nine months ended September 30, 2014 and 2013.  No stock appreciation rights have been issued under the plan. During the nine months ended September 30, 2014 and 2013, SJI granted 68,453 and 56,464 restricted shares, respectively, to Officers and other key employees.  These restricted shares vest over a three-year period and are subject to SJI achieving certain market and earnings-based performance targets as compared to a peer group average, which can cause the actual amount of shares that ultimately vest to range from between 0% to 150% of the original share units granted.

Grants containing market-based performance targets use SJI's total shareholder return (TSR) relative to a peer group to measure performance. Grants containing earnings-based targets are based on SJI's earnings per share (EPS) growth rate relative to a peer group to measure performance.

During the nine months ended September 30, 2014 and 2013, SJI granted 11,610 and 12,285 restricted shares, respectively, to Directors.  Shares issued to Directors vest over twelve months and contain no performance conditions. As a result, 100% of the shares granted generally vest.

See Note 2 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2013 for the related accounting policy.

The following table summarizes the nonvested restricted stock awards outstanding at September 30, 2014 and the assumptions used to estimate the fair value of the awards:

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

The following table summarizes the total stock-based compensation cost for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Officers & Key Employees	$584	$565	$1,751	$1,696
Directors	159	191	475	574
Total Cost	743	756	2,226	2,270

Capitalized	(70)	(59)	(210)	(178)
Net Expense	$673	$697	$2,016	$2,092

As of September 30, 2014, there was $3.5 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.8 years.

The following table summarizes information regarding restricted stock award activity during the nine months ended September 30, 2014, excluding accrued dividend equivalents:

	Officers &Other Key Employees	Directors	Weighted Average Fair Value
Nonvested Shares Outstanding, January 1, 2014	94,192	19,617	$50.73
Granted	68,453	11,610	$50.12
Cancelled/Forfeited	(13,981)	—	$49.85
Vested	—	(19,617)	$52.19
Nonvested Shares Outstanding, September 30, 2014	148,664	11,610	$50.33

Performance targets during the three-year vesting period were not attained for the January 2011 grant that vested at December 31, 2013. As a result, no shares were awarded in 2014. During the nine months ended September 30, 2013, SJI awarded 66,077 shares to its Officers and other key employees, which had vested at December 31, 2012, at a market value of $3.3 million. Also, during the nine months ended September 30, 2014 and 2013, SJI granted 11,610 and 12,285 shares to its Directors at a market value of $0.6 million for each period. The Company has a policy of issuing new shares to satisfy its obligations under the Plan; therefore, there are no cash payment requirements resulting from the normal operation of these plans. However, a change in control could result in such shares becoming nonforfeitable or immediately payable in cash.  At the discretion of the Officers, Directors and other key employees, the receipt of vested shares can be deferred until future periods.  These deferred shares are included in Treasury Stock on the condensed consolidated balance sheets.

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

Summarized operating results of the discontinued operations for the three and nine months ended September 30, were (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Loss Before Income Taxes:
Sand Mining	$(79)	$(287)	$(562)	$(379)
Fuel Oil	(105)	(22)	(227)	(697)
Income Tax Benefits	64	109	276	377
Loss from Discontinued Operations — Net	$(120)	$(200)	$(513)	$(699)
Earnings (Loss) Per Common Share from
Discontinued Operations — Net:
Basic and Diluted	—	—	(0.01)	(0.02)

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

During the first nine months of 2014, the Company received net repayments from unconsolidated affiliates of $1.3 million. During the first nine months of 2013, the Company made investments in, and provided net advances to, unconsolidated affiliates of $12.9 million, excluding the cash proceeds related to the sale of LVE and the repayment of the advances to Energenic as discussed above. As of September 30, 2014 and December 31, 2013, the outstanding balance on these Notes Receivable – Affiliate was $47.7 million and $48.8 million, respectively. These notes are secured by property, plant and equipment of the affiliates, accrue interest at 7.5% and are to be repaid through 2025.

SJI holds significant variable interests in these entities but is not the primary beneficiary. Consequently, these entities are accounted for under the equity method because SJI does not have both a) the power to direct the activities of the entity that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. As of September 30, 2014, the Company had a net asset of approximately $72.0 million included in Investment in Affiliates and Other Noncurrent Liabilities on the condensed consolidated balance sheets related to equity method investees, in addition to Notes Receivable – Affiliate as discussed above. SJI’s maximum exposure to loss from these entities as of September 30, 2014 is limited to its combined equity contributions and the Notes Receivable-Affiliate in the amount of $120.6 million plus the guarantees discussed in Note 11.

4.	COMMON STOCK:

The following shares were issued and outstanding:

2014
Beginning Balance, January 1	32,715,042
New Issues During the Period:
Dividend Reinvestment Plan	516,050
Stock-Based Compensation Plan	11,610
Ending Balance, September 30	33,242,702

The par value ($1.25 per share) of stock issued was recorded in Common Stock and the net excess over par value of approximately $30.2 million was recorded in Premium on Common Stock.

EARNINGS PER COMMON SHARE (EPS) — Basic EPS is based on the weighted-average number of common shares outstanding.  The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 75,296 and 61,315 for the nine months ended September 30, 2014 and 2013, respectively. For the three months ended September 30, 2014 and 2013, incremental shares of 74,332 and 67,196 were not included in the denominator for the diluted EPS calculation because they would have an antidilutive effect on EPS. These shares relate to SJI's restricted stock as discussed in Note 2.

DIVIDEND REINVESTMENT PLAN (DRP) —The Company offers a DRP which allows participating shareholders to purchase shares of SJI common stock by automatic reinvestment of dividends or optional purchases. Shares of common stock offered by the DRP have been issued directly by SJI from its authorized but unissued shares of common stock. The Company raised $29.1 million and $13.9 million of equity capital through the DRP during the nine months ended September 30, 2014 and 2013, respectively.

5.	FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS — In accordance with the terms of certain Marina and SJG loan agreements, unused proceeds are required to be escrowed pending approval of construction expenditures. As of September 30, 2014 and December 31, 2013, the escrowed proceeds, including interest earned, totaled $1.4 million and $1.3 million, respectively.

The Company maintains margin accounts with selected counterparties to support its risk management activities. The balances required to be held in these margin accounts increase as the net value of the outstanding energy-related contracts with the respective counterparties decrease. As of September 30, 2014 and December 31, 2013, the balances in these accounts totaled $46.5 million and $41.8 million, respectively. The carrying amounts of the Restricted Investments approximate their fair values at September 30, 2014 and December 31, 2013, which would be included in Level 1 of the fair value hierarchy (See Note 13 - Fair Value of Financial Assets and Financial Liabilities).

LONG-TERM RECEIVABLES — SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources.  The terms of these loans call for customers to make monthly payments over a period of up to five years with no interest.  The carrying amounts of such loans were $14.9 million and $15.0 million as of September 30, 2014 and December 31, 2013, respectively. The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Contract Receivables on the condensed consolidated balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $1.2 million and $1.3 million as of September 30, 2014 and December 31, 2013, respectively.  The annualized amortization to interest is not material to the Company’s condensed consolidated financial statements.  The carrying amounts of these receivables approximate their fair value at September 30, 2014 and December 31, 2013, which would be included in Level 2 of the fair value hierarchy (See Note 13 - Fair Value of Financial Assets and Financial Liabilities).

CREDIT RISK - As of September 30, 2014, approximately $19.3 million, or 31.9%, of the current and noncurrent Derivatives – Energy Related Assets are transacted with two, investment-grade rated counterparties.

FINANCE OBLIGATION - During 2010, ACB Energy Partners LLC (ACB), a wholly-owned subsidiary of Energenic, of which Marina has a 50% equity interest, completed construction of a combined heat and power generating facility to serve, under an energy services agreement, a thermal plant owned by Marina. Construction period financing was provided by Marina. As substantially all of the costs of constructing the facility were funded by the financing provided by Marina, Marina was considered the owner of the facility for accounting purposes during the construction period. When an entity is considered the accounting owner during the construction period, a sale of the asset effectively occurs when construction of the asset is completed. However, due to its continuing involvement in the facility through its equity interest in Energenic, Marina continues to be considered the owner of the facility for accounting purposes under ASC Topic 360 Property, Plant and Equipment. As a result, the transaction is being accounted for as a financing arrangement under ASC Topic 840 Leases and, therefore, the Company has included costs to construct the facility within Nonutility Property, Plant and Equipment on the condensed consolidated balance sheets of $23.7 million as of both September 30, 2014 and December 31, 2013. In addition, the Company included repayments from ACB to Marina on the construction loan within the Finance Obligation on the condensed consolidated balance sheets. Marina does not have a fixed payment obligation to ACB; as a result, the Finance Obligation is classified as a noncurrent liability on the condensed consolidated balance sheets. The costs to construct the facility and the repayments of the construction loan are amortized over the term of the energy services agreement related to the project. The impact on the condensed consolidated statements of income is not significant. As a result, the Company recorded $19.9 million and $20.7 million, net of amortization, within Finance Obligation on the condensed consolidated balance sheets at September 30, 2014 and December 31, 2013, respectively.

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE - The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. The carrying amounts of SJI's financial instruments approximate their fair values at September 30, 2014 and December 31, 2013, except as noted below.

•
For Long-Term Debt, in estimating the fair value, we use the present value of remaining cash flows at the balance sheet date. We based the estimates on interest rates available to SJI at the end of each period for debt with similar terms and maturities (Level 2 in the fair value hierarchy, see Note 13 - Fair Value of Financial Assets and Financial Liabilities). The estimated fair values of SJI's long-term debt, including current maturities, as of September 30, 2014 and December 31, 2013, were $1,041.9 million and $713.2 million, respectively.  The carrying amounts of SJI's long-term debt, including current maturities, as of September 30, 2014 and December 31, 2013, were $1,009.4 million and $701.4 million, respectively.

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

In the first quarter of 2014, SJI began grouping its non-utility operations into two areas: Energy Group and Energy Services. Energy Group includes wholesale energy, retail gas and other, and retail electric operations. Energy Services includes on-site energy production and appliance service operations. Due to this grouping, some of the Company's prior period numbers were recast to conform with the current period presentation. However, no changes were made to the specific reportable operating segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are treated as if the sales or transfers were to third parties at current market prices.

Information about SJI’s operations in different reportable operating segments is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating Revenues:
Gas Utility Operations	$60,952	$59,674	$340,656	$300,308
Energy Group:
Wholesale Energy Operations	(3,538)	128	28,898	(4,354)
Retail Gas and Other Operations	18,900	19,588	95,281	78,286
Retail Electric Operations	29,961	36,063	98,233	98,211
Subtotal Energy Group	45,323	55,779	222,412	172,143
Energy Services:
On-Site Energy Production	16,453	14,254	42,196	33,313
Appliance Service Operations	2,319	2,974	7,610	9,415
Subtotal Energy Services	18,772	17,228	49,806	42,728
Corporate & Services	7,001	7,126	21,324	22,968
Subtotal	132,048	139,807	634,198	538,147
Intersegment Sales	(9,621)	(10,999)	(28,299)	(31,117)
Total Operating Revenues	$122,427	$128,808	$605,899	$507,030

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating Income (Loss):
Gas Utility Operations	$3,368	$3,285	$75,813	$69,149
Energy Group:
Wholesale Energy Operations	(10,314)	(8,969)	(20,437)	(33,326)
Retail Gas and Other Operations	(390)	(125)	1,387	(257)
Retail Electric Operations	373	(146)	(521)	(19)
Subtotal Energy Group	(10,331)	(9,240)	(19,571)	(33,602)
Energy Services:
On-Site Energy Production	2,171	111	4,547	(794)
Appliance Service Operations	60	532	322	1,317
Subtotal Energy Services	2,231	643	4,869	523
Corporate and Services	619	106	1,041	110
Total Operating (Loss) Income	$(4,113)	$(5,206)	$62,152	$36,180

Depreciation and Amortization:
Gas Utility Operations	$12,942	$12,476	$38,375	$36,429
Energy Group:
Wholesale Energy Operations	37	51	123	157
Retail Gas and Other Operations	19	21	61	64
Subtotal Energy Group	56	72	184	221
Energy Services:
On-Site Energy Production	6,540	4,008	18,480	10,978
Appliance Service Operations	68	47	202	193
Subtotal Energy Services	6,608	4,055	18,682	11,171
Corporate and Services	(41)	207	413	653
Total Depreciation and Amortization	$19,565	$16,810	$57,654	$48,474

Interest Charges:
Gas Utility Operations	$4,046	$2,629	$12,680	$8,379
Energy Group:
Wholesale Energy Operations	74	148	190	233
Retail Gas and Other Operations	43	73	237	216
Subtotal Energy Group	117	221	427	449
Energy Services:
On-Site Energy Production	1,835	1,274	6,110	2,984
Corporate and Services	2,376	1,488	6,016	4,208
Subtotal	8,374	5,612	25,233	16,020
Intersegment Borrowings	(1,606)	(1,219)	(4,535)	(3,499)
Total Interest Charges	$6,768	$4,393	$20,698	$12,521

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income Taxes:
Gas Utility Operations	$534	$471	25,440	23,511
Energy Group:
Wholesale Energy Operations	(3,896)	(3,616)	(7,077)	(13,307)
Retail Gas and Other Operations	(121)	(72)	895	148
Retail Electric Operations	152	(59)	(213)	(8)
Subtotal Energy Group	(3,865)	(3,747)	(6,395)	(13,167)
Energy Services:
On-Site Energy Production	(5,092)	(2,547)	(25,521)	(20,577)
Appliance Service Operations	39	232	227	574
Subtotal Energy Services	(5,053)	(2,315)	(25,294)	(20,003)
Corporate and Services	59	58	283	266
Total Income Taxes	$(8,325)	$(5,533)	$(5,966)	$(9,393)

Property Additions:
Gas Utility Operations	$56,414	$46,426	$148,012	$128,232
Energy Group:
Wholesale Energy Operations	—	8	10	42
Retail Gas and Other Operations	563	7	960	44
Subtotal Energy Group	563	15	970	86
Energy Services:
On-Site Energy Production	22,194	55,737	47,769	73,263
Appliance Service Operations	8	—	14	—
Subtotal Energy Services	22,202	55,737	47,783	73,263
Corporate and Services	1,144	706	2,725	2,570
Total Property Additions	$80,323	$102,884	$199,490	$204,151

	September 30, 2014	December 31, 2013
Identifiable Assets:
Gas Utility Operations	$2,058,604	$1,909,126
Energy Group:
Wholesale Energy Operations	271,304	331,182
Retail Gas and Other Operations	30,956	50,384
Retail Electric Operations	24,325	25,496
Subtotal Energy Group	326,585	407,062
Energy Services:
On-Site Energy Production	614,985	576,315
Appliance Service Operations	2,852	1,812
Subtotal Energy Services	617,837	578,127
Discontinued Operations	1,766	1,068
Corporate and Services	421,466	406,245
Intersegment Assets	(382,575)	(376,773)
Total Identifiable Assets	$3,043,683	$2,924,855

7.	RATES AND REGULATORY ACTIONS:

SJG is subject to the rules and regulations of the New Jersey Board of Public Utilities (BPU).

Effective October 1, 2014, the BPU granted SJG a base rate increase of $20.0 million, which was predicated in part upon a 7.10% rate of return on rate base that included a 9.75% return on common equity. The $20.0 million base rate increase includes approximately $7.5 million associated with previously approved Accelerated Infrastructure Replacement Program (AIRP) investments that were rolled into rate base. SJG was also permitted to recover regulatory assets contained in its petition and reduce its composite depreciation rate from 2.4% to 2.1%.

In May 2014, SJG filed its annual Energy Efficiency Tracker (EET) petition requesting a 0.19% increase in rates to recover the costs of, and the allowed return on, prior investments associated with energy efficiency programs. The petition is currently pending. Effective October 1, 2014, the BPU approved a revenue increase of $2.2 million associated with prior annual EET filings.

Also effective October 1, 2014, the BPU approved a $6.4 million decrease in revenues associated with SJG's Societal Benefits Program.

In May 2014, SJG received BPU approval to continue the Conservation Incentive Program (CIP), with certain modifications.

Also in May 2014, SJG filed its annual Basic Gas Supply Service (BGSS) and CIP petition, requesting a $4.9 million increase in annual revenues. The Petition proposes to recover over a two-year period higher than normal gas costs caused by colder than normal weather. The Petition also proposes to return to customers, through a reduction to the current CIP rate, excess margin recoveries caused by colder than normal weather. Provisional rates were approved by the BPU effective October 1, 2014.

In September 2014, the BPU approved the statewide Universal Service Fund (USF) budget of $71.8 million for all the State’s gas utilities.  SJG's portion of the total is approximately $7.9 million. Effective October 1, 2014, the BPU approved a $2.6 million increase to SJG's USF recoveries.

In August 2014, the BPU approved SJG’s Storm Hardening and Reliability Program (SHARP), authorizing SJG to invest $103.5 million over three years for system hardening on barrier islands.  SJG will earn on a return on these investments as they are made and will reflect the investments in base rates through annual rate adjustments.

In January 2014, SJG credited the accounts of its periodic BGSS customers with refunds totaling $11.2 million based on a projected over collection, at that time, due to lower gas costs.

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

Regulatory Assets consisted of the following items (in thousands):

	September 30, 2014	December 31, 2013
Environmental Remediation Costs:
Expended - Net	$28,520	$29,945
Liability for Future Expenditures	119,864	119,492
Deferred Asset Retirement Obligation Costs	31,598	31,142
Deferred Pension and Other Postretirement Benefit Costs	59,284	59,284
Deferred Gas Costs - Net	47,008	—
Conservation Incentive Program Receivable	—	10,526
Societal Benefit Costs Receivable	1,974	10,408
Premium for Early Retirement of Debt	—	955
Deferred Interest Rate Contracts	5,778	3,735
Energy Efficiency Tracker	15,906	10,420
Pipeline Supplier Service Charges	5,857	7,106
Pipeline Integrity Cost	3,342	2,902
AFUDC - Equity Related Deferrals	10,657	7,810
Other Regulatory Assets	2,455	2,356

Total Regulatory Assets	$332,243	$296,081

DEFERRED GAS COSTS - NET - Over/under collections of gas costs are monitored through SJG's BGSS mechanism. Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability. Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval. The change from a $19.1 million regulatory liability at December 31, 2013 to a $47.0 million regulatory asset at September 30, 2014 was due to the actual cost of the commodity incurred during the first nine months of 2014 exceeding the gas costs recovered from the customers as a result of higher prices.

CONSERVATION INCENTIVE PROGRAM (CIP) RECEIVABLE – The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. Actual usage per customer was greater than the established baseline during the first nine months of 2014 resulting in a payable that is recorded in the table below as a regulatory liability. The change from a receivable to a related payable is primarily the result of colder weather experienced in the region during the first and second quarters of 2014.

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

Regulatory Liabilities consisted of the following items (in thousands):

	September 30, 2014	December 31, 2013
Excess Plant Removal Costs	$37,405	$40,029
Deferred Revenues - Net	—	19,067
Conservation Incentive Program Payable	7,899	—
Other Regulatory Liabilities	800	1,853

Total Regulatory Liabilities	$46,104	$60,949

EXCESS PLANT REMOVAL COSTS - Represents amounts accrued in excess of actual utility plant removal costs incurred to date. The decrease in the balance from year-end is due to an amortization as a credit to depreciation expense as required as part of SJG's September 2010 base rate increase and an increase in retirement activity related to the AIRP projects.

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

For the three and nine months ended September 30, 2014 and 2013, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service Cost	$813	$1,356	$3,383	$4,066
Interest Cost	2,661	2,360	8,051	7,079
Expected Return on Plan Assets	(3,262)	(2,979)	(9,792)	(8,936)
Amortizations:
Prior Service Cost	45	63	131	188
Actuarial Loss	1,398	2,251	4,250	6,754
Net Periodic Benefit Cost	1,655	3,051	6,023	9,151
Capitalized Benefit Costs	(577)	(1,218)	(2,285)	(3,653)
Total Net Periodic Benefit Expense	$1,078	$1,833	$3,738	$5,498

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service Cost	$168	$285	$668	$855
Interest Cost	659	682	2,139	2,047
Expected Return on Plan Assets	(688)	(595)	(2,062)	(1,784)
Amortizations:
Prior Service Cost (Credits)	38	(71)	114	(213)
Actuarial Loss	245	435	731	1,304
Net Periodic Benefit Cost	422	736	1,590	2,209
Capitalized Benefit Costs	(42)	(286)	(460)	(856)
Total Net Periodic Benefit Expense	$380	$450	$1,130	$1,353

Capitalized benefit costs reflected in the table above relate to SJG’s construction program.

SJI contributed $12.7 million to the pension plans in January 2013. No contributions have been made or are expected to be made to the pension plans during 2014. Payments related to the unfunded supplemental executive retirement plan (SERP) are expected to approximate $1.3 million in 2014. SJG also has a regulatory obligation to contribute approximately $3.6 million annually to the other postretirement benefit plans’ trusts, less direct costs incurred. See Note 12 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2013, for additional information related to SJI’s pension and other postretirement benefits.

10.	LINES OF CREDIT:

Credit facilities and available liquidity as of September 30, 2014 were as follows (in thousands):

Company	Total Facility	Usage	Available Liquidity	Expiration Date
SJG:
Commercial Paper Program/Revolving Credit Facility	$200,000	$59,300	$140,700	May 2018
Uncommitted Bank Lines	10,000	—	10,000	Various

Total SJG	210,000	59,300	150,700

SJI:

Revolving Credit Facility	400,000	103,800	296,200	February 2018 (A)

Total SJI	400,000	103,800	296,200

Total	$610,000	$163,100	$446,900

(A) Includes letters of credit outstanding in the amount of $13.7 million.

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary, the SJI facilities can also be used to support SJG’s liquidity needs. Borrowings under these credit facilities are at market rates. The weighted average interest rate on these borrowings, which changes daily, was 0.83% and 0.98% at September 30, 2014 and 2013, respectively. Average borrowings outstanding under these credit facilities, not including letters of credit, during the nine months ended September 30, 2014 and 2013 were $291.6 million and $297.2 million, respectively. The maximum amounts outstanding under these credit facilities, not including letters of credit, during the nine months ended September 30, 2014 and 2013 were $390.7 million and $389.4 million, respectively.

The SJI and SJG facilities are provided by a syndicate of banks and contain one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreements) to not more than 0.65 to 1, measured at the end of each fiscal quarter. SJI and SJG were in compliance with this covenant as of September 30, 2014.

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

GUARANTEES — The Company has recorded a liability of $0.7 million which is included in Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the condensed consolidated balance sheets as of September 30, 2014 for the fair value of the following guarantees:

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

In 2013, the Company received 1) $57.9 million of repayments of advances to LVE; and 2) a $7.9 million note receivable from a third party, which is recorded in the condensed consolidated balance sheets as of September 30, 2014. As of December 31, 2013, LVE was dissolved and the Company incurred a $0.8 million charge to write-off its remaining interest in 2013.

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

In December 2013, SJI entered into agreements to guarantee certain obligations of WCLE, SC Landfill Energy, LLC, SX Landfill Energy, LLC, FC Landfill Energy, LLC, and AC Landfill Energy, LLC (collectively, the "Landfills"), unconsolidated joint ventures in which Marina has a 50% equity interest through Energenic. The Landfills have entered into long-term debt agreements which run through 2020. Although unlikely, SJI could be liable through the guarantees for 50% of the outstanding debt along with any interest related to the debt in the event the Landfills do not meet minimum specified levels of operating performance and no mitigating action is taken, or the Landfils are unable to meet certain financial obligations as they become due. As of September 30, 2014, 50% of the currently outstanding debt is $9.0 million. As a result, the Company has recorded a liability of $0.4 million for the fair value of the guarantees, which is included in Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the condensed consolidated balance sheets as of September 30, 2014.

During 2011, subsidiaries of Energenic, in which Marina has a 50% equity interest, entered into 20-year contracts to build, own and operate a central energy center and energy distribution system for a new hotel, casino and entertainment complex in Atlantic City, New Jersey. The complex commenced operations in April 2012, and as a result, Energenic subsidiaries began providing full energy services to the complex.  Marina and its joint venture partner have provided a $5.0 million letter of credit to support certain operating performance obligations of Energenic under the operating agreements. Marina and its partner in this joint venture have entered into a reimbursement agreement that secures reimbursement for Marina of a proportionate share of any payments made by Marina to or on behalf of Energenic.

In June 2014 the parent company of the hotel, casino and entertainment complex announced that it was filing petitions in U. S. Bankruptcy Court to address liquidity issues and facilitate a sale of substantially all of its assets. The complex ceased normal business operations in September 2014 and an agreement of sale was subsequently approved by the court. Although there can be no assurances, the sale is scheduled to close during the fourth quarter of 2014. Energenic subsidiaries continue to provide limited energy services to the complex during the shutdown period. The buyer, which owns several other casino resorts, has indicated that it plans to reopen the complex.

As of September 30, 2014, the Company, through its investment in Energenic, had a net asset of approximately $23.3 million included in Investment in Affiliates on the condensed consolidated balance sheets related to this project. In addition, the Company had approximately $13.7 million included in Notes Receivable - Affiliate on the condensed consolidated balance sheets, due from an Energenic subsidiary, which is secured by certain assets of the central energy center. This note is also subject to a reimbursement agreement that secures reimbursement for the Company, from its joint venture partner, of a proportionate share of any amounts that are not repaid.

As a result of the bankruptcy filing and the pending sale of the complex, management has evaluated the investment in this project and the related note receivable and concluded that, based on the current situation, the fair value of this investment continues to be in excess of the respective carrying values as of September 30, 2014. Management will continue to monitor the situation surrounding the complex, including the status of the energy services agreement between the Energenic subsidiary and the complex, and will evaluate the value of the investment as future events occur.

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

As of September 30, 2014, SJI had issued $5.8 million of guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable our subsidiary to market retail natural gas.

COLLECTIVE BARGAINING AGREEMENTS — Unionized personnel represent approximately 45.0% of our workforce at September 30, 2014. The Company has collective bargaining agreements with two unions that represent these employees: the International Brotherhood of Electrical Workers (IBEW) Local 1293 and the International Association of Machinists and Aerospace Workers (IAM) Local 76.  SJG and SJESP employees represented by the IBEW operate under a collective bargaining agreement that runs through February 2017. The remaining unionized employees are represented by the IAM and operate under a collective bargaining agreement that expires in August 2017.

STANDBY LETTERS OF CREDIT — As of September 30, 2014, SJI provided $13.7 million of standby letters of credit through its revolving credit facility to enable SJE to market retail electricity and for various construction and operating activities. The Company has also provided $87.6 million of additional letters of credit under separate facilities outside of the revolving credit facility to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system and to finance Marina's initial thermal plant project.

PENDING LITIGATION — The Company is subject to claims arising in the ordinary course of business and other legal proceedings. The Company has been named in, among other actions, certain product liability claims related to our former sand mining subsidiary. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $3.0 million related to all claims in the aggregate as of both September 30, 2014 and December 31, 2013. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

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

Certain SJI subsidiaries are involved in buying, selling, transporting and storing natural gas and buying and selling retail electricity for their own accounts as well as managing these activities for third parties. These subsidiaries are subject to market risk on expected future purchases and sales due to commodity price fluctuations. The Company uses a variety of derivative instruments to limit this exposure to market risk in accordance with strict corporate guidelines.  These derivative instruments include forward contracts, swap agreements, options contracts and futures contracts. As of September 30, 2014, the Company had outstanding derivative contracts intended to limit the exposure to market risk on 42.3 MMdts (1 MMdts = one million decatherms) of expected future purchases of natural gas, 35.6 MMdts of expected future sales of natural gas, 0.9 MMmwh (1 MMmwh = one million megawatt hours) of expected future purchases of electricity and 1.0 MMmwh of expected future sales of electricity. In addition to these derivative contracts, the Company has basis and index related purchase and sales contracts totaling 164.1 MMdts.  These contracts, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives — Energy Related Assets or Derivatives — Energy Related Liabilities on the condensed consolidated balance sheets. The net unrealized pre-tax gains and losses for these energy-related commodity contracts are included with realized gains and losses in Operating Revenues – Nonutility.

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

The fair values of all derivative instruments, as reflected in the condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013, are as follows (in thousands):

Derivatives not designated as hedging instruments under GAAP	September 30, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
Energy related commodity contracts:
Derivatives – Energy Related – Current	$47,032	$92,518	$56,327	$77,993
Derivatives – Energy Related – Non-Current	13,384	16,783	26,451	22,131
Interest rate contracts:
Derivatives - Other	—	8,821	—	6,676
Total derivatives not designated as hedging instruments under GAAP	60,416	118,122	82,778	106,800

Total Derivatives	$60,416	$118,122	$82,778	$106,800

The Company enters into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. The Company presents derivatives at gross fair values on the condensed consolidated balance sheets. As of September 30, 2014 and December 31, 2013, information related to these offsetting arrangements were as follows (in thousands):

As of September 30, 2014
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
Derivatives - Energy Related Assets	$60,416	$—	$60,416	$(27,540)	(A)	$—	$32,876
Derivatives - Energy Related Liabilities	$(109,301)	$—	$(109,301)	$27,540	(B)	$33,973	$(47,788)
Derivatives - Other	$(8,821)	$—	$(8,821)	$—		$—	$(8,821)

As of December 31, 2013
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
Derivatives - Energy Related Assets	$82,778	$—	$82,778	$(28,082)	(A)	$(498)	$54,198
Derivatives - Energy Related Liabilities	$(100,124)	$—	$(100,124)	$28,082	(B)	$29,639	$(42,403)
Derivatives - Other	$(6,676)	$—	$(6,676)	$—		$—	$(6,676)

(A) The balances at September 30, 2014 and December 31, 2013 were related to derivative liabilities which can be net settled against derivative assets.

(B) The balances at September 30, 2014 and December 31, 2013 were related to derivative assets which can be net settled against derivative liabilities.

The effect of derivative instruments on the condensed consolidated statements of income for the three and nine months ended September 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships under GAAP	2014	2013	2014	2013
Interest Rate Contracts:
Losses recognized in AOCL on effective portion	$—	$—	$—	$—
Losses reclassified from AOCL into income (a)	$(112)	$(112)	$(336)	$(336)
Gains (losses) recognized in income on ineffective portion (a)	$—	$—	$—	$—

(a) Included in Interest Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments under GAAP	2014	2013	2014	2013
Losses on energy related commodity contracts (a)	$(1,633)	$(537)	$(30,429)	$(24,308)
Gains (losses) on interest rate contracts (b)	202	390	(103)	2,165

Total	$(1,431)	$(147)	$(30,532)	$(22,143)

(a)  Included in Operating Revenues - Non Utility
(b)  Included in Interest Charges

Net realized losses associated with SJG's energy-related financial commodity contracts of $1.2 million and $0.4 million for the three months ended September 30, 2014 and 2013, respectively, and a gain of $2.4 million and a loss of $0.6 million for the nine months ended September 30, 2014 and 2013, respectively, are not included in the above table. These contracts are part of SJG’s regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to, and recoverable through, regulatory riders, any changes in the value of SJG’s energy related financial commodity contracts are deferred in Regulatory Assets or Liabilities, as applicable, and there is no impact to earnings.

Certain of the Company’s derivative instruments contain provisions that require immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions in the event of a material adverse change in the credit standing of the Company. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on September 30, 2014, is $33.1 million.  If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2014, the Company would have been required to settle the instruments immediately or post collateral to its counterparties of approximately $24.5 million after offsetting asset positions with the same counterparties under master netting arrangements.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of September 30, 2014	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$9,013	$9,013	$—	$—
Derivatives – Energy Related Assets (B)	60,416	3,350	18,068	38,998
	$69,429	$12,363	$18,068	$38,998

Liabilities

Derivatives – Energy Related Liabilities (B)	$109,301	$5,857	$61,747	$41,697
Derivatives – Other (C)	8,821	—	8,821	—
	$118,122	$5,857	$70,568	$41,697

As of December 31, 2013	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$8,716	$8,716	$—	$—
Derivatives – Energy Related Assets (B)	82,778	4,385	27,182	51,211
	$91,494	$13,101	$27,182	$51,211

Liabilities

Derivatives – Energy Related Liabilities (B)	$100,124	$4,236	$52,772	$43,116
Derivatives – Other (C)	6,676	—	6,676	—
	$106,800	$4,236	$59,448	$43,116

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

The following table provides quantitative information regarding significant unobservable inputs in Level 3 fair value measurements (in thousands):

Type	Fair Value at September 30, 2014		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$30,231	$34,788	Discounted Cash Flow	Forward price (per dt)	$(2.13) - $10.17 [$(0.48)]
Forward Contract - Electric	$8,767	$6,909	Discounted Cash Flow	Fixed electric load profile (on-peak)	8.06% - 100.00% [55.13%]
				Fixed electric load profile (off-peak)	0.00% - 91.94% [44.87%]

Type	Fair Value at December 31, 2013		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$41,444	$36,043	Discounted Cash Flow	Forward price (per dt)	$(1.75) - $6.05 [$(0.79)]
Forward Contract - Electric	$9,767	$7,073	Discounted Cash Flow	Fixed electric load profile (on-peak)	8.06% - 100.00% [54.55%]
				Fixed electric load profile (off-peak)	0.00% - 91.94% [45.45%]

The changes in fair value measurements of Derivatives – Energy Related Assets and Liabilities for the three and nine months ended September 30, 2014 and 2013, using significant unobservable inputs (Level 3), are as follows (in thousands):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Balance at beginning of period	$(4,769)	$8,095
Other changes in fair value from continuing and new contracts, net	(423)	(14,799)
Settlements	2,493	4,005

Balance at end of period	$(2,699)	$(2,699)

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Balance at beginning of period	(8,515)	2,762
Other changes in fair value from continuing and new contracts, net	(8,506)	(21,229)
Transfers in/(out) of Level 3 (A)	2,457	3,385
Settlements	735	1,253

Balance at end of period	$(13,829)	$(13,829)

(A) Transfers between different levels of the fair value hierarchy may occur based on the level of observable inputs used to value the instruments from period to period. During the three and nine months ended September 30, 2013, $2.5 million and $3.4 million of net derivatives assets were transferred from Level 2 to Level 3, due to decreased observability of market data. The transfers were recognized as of the end of the second and third quarters of 2013.

Total losses for 2014 included in earnings for the three and nine months ended September 30, 2014 that are attributable to the change in unrealized losses relating to those assets and liabilities included in Level 3 still held as of September 30, 2014, are $0.4 million and$14.8 million, respectively.  These losses are included in Operating Revenues-Nonutility on the condensed consolidated statements of income.

14.	LONG-TERM DEBT:

In January 2014, SJG issued $30.0 million aggregate principal amount of 4.23% Medium Term Notes due January 2030.

In June 2014, SJG entered into a $200.0 million multiple-draw term facility offered by a syndicate of banks which expires in June, 2017. SJG can draw under this facility through June, 2016 and this facility bears interest at a floating rate based on LIBOR plus a spread determined by SJG's credit ratings. As of September 30, 2014, SJG had borrowed an aggregate $59.0 million under this facility and the proceeds were used to pay down short-term debt.

We retire debt when it is cost effective as permitted by the debt agreements.  In July 2014, SJG retired $11.0 million aggregate principal amount of 4.52% MTN's at maturity. In September 2014, SJG retired $10.0 million aggregate principal amount of 5.115% MTN's at maturity.

In June 2014, SJI entered into a Note Purchase Agreement that provided for SJI to issue an aggregate of $240.0 million of medium term notes, all of which were issued as follows:  (a) in June 2014, SJI issued $60.0 million aggregate principal amount of 3.05% Senior Notes due June 2019, and $40.0 million aggregate principal amount of Floating Rate Senior Notes due June 2019; (b) in August 2014, SJI issued $30.0 million aggregate principal amount of 3.05% Senior Notes due August 2019; (c) in September 2014, SJI issued $50.0 million aggregate principal amount of 3.05% Senior Notes due September 2019, and $60.0 million aggregate principal amount of Floating Rate Senior Notes due September 2019. At September 30, 2014, the floating rate was 1.56%.

15.	ACCUMULATED OTHER COMPREHENSIVE LOSS:

The following tables summarize the changes in accumulated other comprehensive loss (AOCL) for the three and nine months ended September 30, 2014 (in thousands):

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Other Comprehensive Income (Loss) of Affiliated Companies	Total
Balance at July 1, 2014 (a)	$(18,503)	$(2,565)	$613	$(57)	$(20,512)
Other comprehensive income before reclassifications	—	—	(53)	—	(53)
Amounts reclassified from AOCL (b)	—	66	(560)	63	(431)
Net current period other comprehensive income (loss)	—	66	(613)	63	(484)
Balance at September 30, 2014 (a)	$(18,503)	$(2,499)	$—	$6	$(20,996)

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Other Comprehensive Income (Loss) of Affiliated Companies	Total
Balance at January 1, 2014 (a)	$(18,503)	$(2,697)	$397	$43	$(20,760)
Other comprehensive income before reclassifications	—	—	163	—	163
Amounts reclassified from AOCL (b)	—	198	(560)	(37)	(399)
Net current period other comprehensive income (loss)	—	198	(397)	(37)	(236)
Balance at September 30, 2014 (a)	$(18,503)	$(2,499)	$—	$6	$(20,996)

(a) Determined using a combined statutory tax rate of 41%.
(b) See table below.

The following table provides details about reclassifications out of AOCL for the three and nine months ended September 30, 2014:

	Amounts Reclassified from AOCL (in thousands)		Affected Line Item in the Condensed Consolidated Statements of Income
	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Unrealized Gain on Derivatives-Other - interest rate contracts designated as cash flow hedges	$112	$336	Interest Charges
Income Taxes	(46)	(138)	Income Taxes (a)
	$66	$198

Unrealized Loss on Available-for-Sale Securities	$(946)	$(946)	Other Income
Income Taxes	386	386	Income Taxes (a)
	$(560)	$(560)

Gain (Loss) of Affiliated Companies	$107	$(54)	Equity in Loss of Affiliated Companies
Income Taxes	(44)	17	Income Taxes (a)
	$63	$(37)

Losses from reclassifications for the period net of tax	$(431)	$(399)

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

Net Income for the three months ended September 30, 2014 decreased $3.0 million to a net loss of $4.4 million compared with the same period in 2013 primarily as a result of the following:

•
The income contribution from on-site energy production at Marina for the three months ended September 30, 2014 decreased $2.2 million to $0.7 million due primarily to a reserve for uncollectible accounts established at one of Energenic's operating subsidiaries, of which Marina has a 50% equity interest (see Note 11 to the condensed consolidated financial statements).

•
The income contribution from the wholesale energy operations at SJRG for the three months ended September 30, 2014 decreased $1.1 million to a net loss of $6.4 million due primarily to the change in unrealized gains and losses on derivatives used by the wholesale energy operations to mitigate natural gas commodity price risk, as discussed under Operating Revenues - Energy Group below.

Net Income for the nine months ended September 30, 2014 increased $10.8 million to $53.1 million compared with the same period in 2013 primarily as a result of the following:

•
The income contribution from the wholesale energy operations at SJRG for the nine months ended September 30, 2014 increased $7.1 million to a net loss of $12.6 million due primarily to an $11.9 million increase related to higher daily trading margins and higher storage volumes sold as described in Gross Margin - Energy Group below, partially offset by a $4.0 million decrease resulting from the change in unrealized gains and losses on derivatives used by the wholesale energy operations to mitigate natural gas commodity price risk, as discussed under Operating Revenues - Energy Group below.

•
The income contribution from the gas utility operations at SJG for the nine months ended September 30, 2014 increased $2.2 million to $42.4 million due primarily to increases in the accelerated infrastructure programs and customer growth over the prior year.

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

We define Economic Earnings as: Income from continuing operations, (1) less the change in unrealized gains and plus the change in unrealized losses, as applicable and in each case after tax, on all derivative transactions, and (2) less realized gains and plus realized losses, as applicable and in each case after tax, on all commodity derivative transactions attributed to expected purchases of gas in storage to match the recognition of these gains and losses with the recognition of the related cost of the gas in storage in the period of withdrawal, and (3) less the impact of transactions or contractual arrangements where the true economic impact will be realized in a future period. With respect to the third part of the definition of Economic Earnings, for the three and nine months ended September 30, 2014 and 2013:

•
For the three and nine months ended September 30, 2013, Economic Earnings excludes a less than $0.1 million gain and a $0.8 million loss (both net of tax), respectively, from affiliated companies, not part of ongoing operations. This adjustment is the result of the termination of the contract at LVE Energy Partners, LLC ("LVE," see Note 11 to the condensed consolidated financial statements) and is being excluded because substantially all of the assets of LVE have been sold and LVE is no longer considered part of the ongoing operations of the Company. LVE was dissolved prior to December 31, 2013; as such, there was no gain/loss from affiliated companies not part of ongoing operations for the three and nine months ended September 30, 2014.

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

Economic Earnings for the three months ended September 30, 2014 decreased $2.3 million to a net loss of $3.4 million compared with the same period in 2013 primarily as a result of the following:

•
Economic Earnings from on-site energy production at Marina for the three months ended September 30, 2014 decreased $2.1 million to $0.6 million due primarily to a reserve for uncollectible accounts established at one of Energenic's operating subsidiaries, of which Marina has a 50% equity interest (see Note 11 to the condensed consolidated financial statements).

Economic Earnings for the nine months ended September 30, 2014 increased $15.6 million to $72.8 million compared with the same period in 2013 primarily as a result of the following:

•
Economic Earnings from the wholesale energy operations at SJRG for the nine months ended September 30, 2014 increased $11.9 million to $5.8 million due primarily to higher daily trading margins and higher storage volumes sold as described in Gross Margin - Energy Group below.

•
Economic Earnings from the gas utility operations at SJG for the nine months ended September 30, 2014 increased $2.2 million to $42.4 million due primarily to increases in the accelerated infrastructure programs and customer growth over the prior year.

The following table presents a reconciliation of our income from continuing operations and earnings per share from continuing operations to Economic Earnings and Economic Earnings per share for the three and nine months ended September 30 (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(Loss) Income from Continuing Operations	$(4,276)	$(1,221)	$53,636	$43,032
Minus/Plus:
Unrealized Mark-to-Market (Gains)/Losses on Derivatives	936	147	18,816	13,455
Realized (Gains)/Losses on Inventory Injection Hedges	(29)	(18)	391	(13)
Net (Gains) Losses from Affiliated Companies, Not Part of Ongoing Operations (A)	—	(23)	—	782
Other (B)	(25)	(25)	(75)	(75)
Economic Earnings	$(3,394)	$(1,140)	$72,768	$57,181

Earnings per Share from Continuing Operations	$(0.13)	$(0.04)	$1.62	$1.35
Minus/Plus:
Unrealized Mark-to-Market (Gains)/Losses on Derivatives	0.03	—	0.58	0.42
Net Loss from Affiliated Companies, Not Part of Ongoing Operations (A)	—	—	—	0.02
Economic Earnings per Share	$(0.10)	$(0.04)	$2.20	$1.79

The effect of derivative instruments not designated as hedging instruments under GAAP in the condensed consolidated statements of income (see Note 12 to the condensed consolidated financial statements) is as follows (gains (losses) in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Losses on energy related commodity contracts	$(1,633)	$(537)	$(30,429)	$(24,308)
Gains (losses) on interest rate contracts	202	390	(103)	2,165
Total before income taxes	(1,431)	(147)	(30,532)	(22,143)
Income taxes (C)	584	60	12,472	9,078
Total after income taxes	(847)	(87)	(18,060)	(13,065)
Unrealized mark-to-market losses on derivatives held by affiliated companies, net of tax (C)	(89)	(60)	(756)	(390)
Total unrealized mark-to-market losses on derivatives	(936)	(147)	(18,816)	(13,455)
Realized losses on inventory injection hedges, net of tax (C)	29	18	(391)	13
Net Gain (Loss) from Affiliated Companies, Not Part of Ongoing Operations (A)	—	23	—	(782)
Other (B)	25	25	75	75
Total reconciling items between income from continuing operations and economic earnings	$(882)	$(81)	$(19,132)	$(14,149)

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

(C) Determined using a combined statutory tax rate of 41%

The following tables summarize the composition of selected gas utility operations data for the three and nine months ended September 30 (in thousands, except for degree day data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Utility Throughput – decatherms (dt):
Firm Sales -
Residential	1,407	1,290	17,425	15,165
Commercial	544	507	4,026	3,694
Industrial	18	21	208	204
Cogeneration & Electric Generation	273	781	828	1,346
Firm Transportation -
Residential	169	200	2,463	2,275
Commercial	643	621	5,175	4,685
Industrial	3,105	2,983	9,774	9,711
Cogeneration & Electric Generation	4,143	2,392	7,332	6,166

Total Firm Throughput	10,302	8,795	47,231	43,246

Interruptible Sales	—	—	—	14
Interruptible Transportation	258	275	964	1,014
Off-System Sales	2,489	2,931	6,007	6,098
Capacity Release	11,958	8,554	42,617	29,515

Total Throughput - Utility	25,007	20,555	96,819	79,887

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Utility Operating Revenues:
Firm Sales -
Residential	$24,149	$22,477	$184,436	$164,399
Commercial	7,489	7,404	44,939	38,806
Industrial	278	312	2,945	2,469
Cogeneration & Electric Generation	1,487	3,759	5,148	6,922
Firm Transportation -
Residential	1,886	2,343	14,741	14,707
Commercial	3,577	3,401	21,540	18,763
Industrial	6,240	5,765	19,214	17,083
Cogeneration & Electric Generation	3,350	1,581	6,924	5,186

Total Firm Revenues	48,456	47,042	299,887	268,335

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interruptible Sales	—	—	2	339
Interruptible Transportation	311	360	1,170	1,275
Off-System Sales	10,032	10,728	33,998	23,983
Capacity Release	1,840	1,291	4,688	5,665
Other	313	253	911	711
	60,952	59,674	340,656	300,308
Less: Intercompany Sales	(196)	(372)	(668)	(1,315)
Total Utility Operating Revenues	60,756	59,302	339,988	298,993
Less:
Cost of Sales - Utility (Excluding depreciation)	23,205	24,345	150,905	127,111
Conservation Recoveries*	3,453	2,374	19,171	10,446
RAC Recoveries*	2,021	2,178	6,064	6,533
EET Recoveries*	1,128	1,245	3,179	3,436
Revenue and Throughput Taxes	153	478	764	3,418
Utility Margin**	$30,796	$28,682	$159,905	$148,049

Margin:
Residential	$15,462	$14,513	$111,533	$95,649
Commercial and Industrial	9,529	8,143	46,986	39,067
Cogeneration and Electric Generation	1,566	1,390	4,013	3,828
Interruptible	9	11	43	91
Off-System Sales & Capacity Release	625	352	1,745	1,269
Other Revenues	609	518	1,720	1,283
Margin Before Weather Normalization & Decoupling	27,800	24,927	166,040	141,187
CIRT Mechanism	—	728	—	2,204
CIP Mechanism	2,721	2,901	(6,698)	4,278
EET Mechanism	275	126	563	380
Utility Margin**	$30,796	$28,682	$159,905	$148,049

Degree Days:	26	68	3,288	3,020

*Represents expenses for which there is a corresponding credit in operating revenues.  Therefore, such recoveries have no impact on our financial results.
**Utility Margin is further defined under the caption "Margin - Gas Utility Operations" below.

Throughput - Gas Utility Operations - Total gas throughput increased 4.5 million decatherms (MMdts), or 21.7%, during the three months ended September 30, 2014, compared with the same period in 2013, primarily due to higher capacity release. Capacity release increased 3.4 MMdts as a result of the expiration of an Asset Management Agreement (AMA) that was in effect during 2013. Volumes released under AMA's are not included in the throughput table above. The capacity previously committed under the expired AMA was available to be released during 2014. While capacity release can create significant volatility in throughput, it has little impact on revenue and margin generated from such activity. Firm throughput increased 1.5 MMdts, or 17.1%, during the third quarter of 2014 as a result of alternate supply disruptions at a cogeneration facility in SJG's territory during the third quarter. That customer was being supplied directly by an interstate pipeline. However, with the disruption, SJG has been transporting a significant volume of commodity to this cogeneration facility to meet its needs. Partially offsetting these increases was a 0.5MMdts reduction in electric generation firm sales to a regional electric generation customer. This resulted from lower weather-driven demand for electric generation during the 2014 summer season as weather was not as hot as in the previous summer.

Total gas throughput increased 16.9 MMdts, or 21.1%, during the nine months ended September 30, 2014, compared with the same period in 2013. Firm throughput increased 4.0 MMdts, or 9.2%, during the first nine months of 2014 as a result of weather that was 8.9% colder than the same period last year. As discussed above, an alternate supply disruption at a cogeneration facility in SJG's territory provided an opportunity for SJG to transport more commodity. Also contributing to higher throughput was the addition of 3,641 customers over the last 12 months, representing 1.0% customer growth. Capacity Release throughput increased 13.1 MMdts during the first nine months of 2014. The increase in capacity release was related to the expiration of the AMA that was in effect during 2013. As discussed above, the capacity previously committed under the AMA was available to be released during the first nine months of 2014.

Conservation Incentive Program (CIP) - Gas Utility Operations - The effects of the CIP on net income of the gas utility operations for the three and nine months ended September 30, 2014 and 2013 and the associated weather comparisons are as follows ($’s in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Income Impact:
CIP – Weather Related	$—	$—	$(5.7)	$(0.7)
CIP – Usage Related	1.6	1.7	1.7	3.2
Total Net Income Impact	$1.6	$1.7	$(4.0)	$2.5

Weather Compared to 20-Year Average	n/a	n/a	13.4% Colder	1.8% Colder
Weather Compared to Prior Year	n/a	n/a	8.9% Colder	29.7% Colder

Operating Revenues  - Gas Utility Operations - Revenues increased $1.5 million, or 2.5%, during the three months ended September 30, 2014, compared with the same period in the prior year after eliminating intercompany transactions. As discussed under "Margin-Gas Utility Operations", the roll in of certain capital investments into base rates effective October 1, 2013, increased revenue by approximately $1.7 million during the third quarter of 2014, compared with the same period last year. Adding to the revenue increase was new transportation service to a cogeneration facility in SJG's territory that was previously provided directly by an interstate pipeline, as discussed above under "Throughput-Gas Utility Operations". Partially offsetting these increases was a $2.2 million reduction in firm sales to a regional electric generation customer. This resulted from lower weather-driven demand for electric generation during the 2014 summer season as weather was not as hot.

Revenues increased $41.0 million, or 13.7%, during the nine months ended September 30, 2014, compared with the same period in the prior year after eliminating intercompany transactions due to higher firm sales and Off-System Sales (OSS). Total firm revenue increased $31.6 million, or 11.8%, in the first nine months of 2014 as a result of 8.9% colder weather and 3,641 additional customers compared with the same period in 2013, as previously discussed under "Throughput-Gas Utility Operations." While colder weather increased firm sales revenue significantly, the revenue increase has little impact on SJG profitability under the operation of the Conservation Incentive Program, as discussed below under the captions "Conservation Incentive Program (CIP)" and "Margin-Gas Utility Operations." As further discussed under "Margin-Gas Utility Operations", the roll in of certain capital investments into base rates effective October 1, 2013, increased revenue by approximately $10.4 million during the first nine months of 2014.

Higher OSS unit prices resulted in a $10.0 million, or 41.8%, increase in OSS revenues during the nine months ended September 30, 2014, compared with the same period in 2013. Colder weather led to greater demand during the first quarter of 2014, allowing SJG to increase revenue from such sales. However, the impact of changes in OSS activity does not have a material impact on the earnings of SJG, as SJG is required to return 85% of the profits of such activity to its ratepayers. Earnings from OSS can be seen in the "Margin" table above.

While changes in gas costs and Basic Gas Supply Service (BGSS) recoveries/refunds may fluctuate from period to period, the gas utility operations do not profit from the sale of the commodity.  Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on Company profitability, as further discussed below under the caption “Margin-Gas Utility Operations.”

Operating Revenues — Energy Group -  Combined revenues for Energy Group, net of intercompany transactions, decreased $9.6 million, or 17.8%, to $44.4 million, and increased $50.9 million, or 30.4%, to $218.4 million for the three and nine months ended September 30, 2014, respectively, compared with the same periods in 2013.

Revenues from retail gas operations at SJE, net of intercompany transactions, decreased $0.6 million, or 3.4%, to $18.9 million, and increased $17.2 million, or 22.0%, to $95.2 million for the three and nine months ended September 30, 2014, respectively, compared with the same periods in 2013. Excluding the change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $(0.1) million and $(0.3) million, revenues decreased $0.7 million, or 3.5%, and increased $16.9 million, or 21.6%, for the three and nine months ended September 30, 2014, respectively, compared with the same periods in 2013. The change in revenues for the three months ended September 30, 2014 compared to the same period in 2013 was not significant. The increase in revenues for the nine months ended September 30, 2014 compared with the same period in 2013 was mainly due to a 24.1% increase in the average monthly New York Mercantile Exchange (NYMEX) settle price, along with a 4.3% increase in sales volumes compared with the same period in 2013. Sales volumes totaled 19,040,688 and 18,257,677 dekatherms for the nine months ended September 30, 2014 and 2013, respectively.

Market conditions continue to make it difficult to be competitive in the small commercial market. We continue to focus our marketing efforts on the pursuit of non-heat-sensitive commercial customers in an effort to mitigate price volatility and weather risk.

Revenues from retail electric operations at SJE, net of intercompany transactions, decreased $5.2 million, or 15.3%, to $29.2 million, and increased $0.5 million, or 0.6%, to $94.7 million for the three and nine months ended September 30, 2014, respectively, compared with the same periods in 2013. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $(0.1) million and $(0.2) million, revenues decreased $5.3 million, or 15.5%, and increased $0.3 million, or 0.3%, for the three and nine months ended September 30, 2014, respectively, compared with the same periods in 2013.

A summary of revenues from retail electric operations at SJE is as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
SJE Retail Electric Revenue	$29.2	$34.4	$(5.2)	$94.7	$94.2	$0.5
Add: Unrealized Losses (Subtract: Unrealized Gains)	0.1	0.2	(0.1)	0.8	1.0	(0.2)
SJE Retail Electric Revenue, Excluding Unrealized Losses (Gains)	$29.3	$34.6	$(5.3)	$95.5	$95.2	$0.3

The decrease in revenues from retail electric operations at SJE as defined above for the three months ended September 30, 2014 compared with the same period in 2013 was mainly due to a 5.7% decrease in the average monthly sales price, which was driven by a lower average Locational Marginal Price (LMP) per megawatt hour, along with a 2.9% decrease in sales volumes. The increase in revenues from retail electric operations at SJE as defined above for the nine months ended September 30, 2014 compared with the same period in 2013 was mainly due to a 14.5% increase in the average monthly sales price, which was driven by a higher average LMP per megawatt hour, partially offset by a 10.9% decrease in sales volumes. SJE uses forward financial contracts to mitigate commodity price risk on fixed price electric contracts. In accordance with GAAP, the forward financial contracts are recorded at fair value, with changes in fair value recorded in earnings in the period of change. The related customer contracts are not considered derivatives and, therefore, are not recorded in earnings until the electricity is delivered. As a result, earnings are subject to volatility as the market price of the forward financial contracts change, even when the underlying hedged value of the customer contract is unchanged. Over time, gains or losses on the sale of the fixed price electric under contract will be offset by losses or gains on the forward financial contracts, resulting in the realization of the profit margin expected when the transactions were initiated. The retail electric operations at SJE serve both fixed and market-priced customers.

Revenues from wholesale energy operations at SJRG, net of intercompany transactions, decreased $3.7 million and increased $33.2 million for the three and nine months ended September 30, 2014, respectively, compared with the same periods in 2013. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $1.2 million and $6.6 million and adjusting for the change in realized gains and losses on all hedges attributed to inventory injection transactions of $(0.1) million and $0.6 million to align them with the related cost of inventory in the period of withdrawal, revenues from the wholesale energy operations at SJRG decreased $2.6 million and increased $40.4 million for the three and nine months ended September 30, 2014, respectively, compared with the same periods in 2013.

A summary of revenues from wholesale energy operations at SJRG for the three and nine months ended September 30 is as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
SJRG Revenue	$(3.6)	$0.1	$(3.7)	$28.3	$(4.9)	$33.2
Add: Unrealized Losses (Subtract: Unrealized Gains)	1.8	0.6	1.2	29.5	22.9	6.6
Add: Realized Losses (Subtract: Realized Gains) on Inventory Injection Hedges	(0.1)	—	(0.1)	0.6	—	0.6
SJRG Revenue, Excluding Unrealized Losses (Gains) and Realized Losses (Gains) on Inventory Injection Hedges	$(1.9)	$0.7	$(2.6)	$58.4	$18.0	$40.4

The decrease in revenues from the wholesale energy operations of SJRG as defined above for the three months ended September 30, 2014 compared with the same period in 2013 was due mainly to a 42.8% decrease in storage volumes sold. The increase in revenues from the wholesale energy operations of SJRG as defined above for the nine months ended September 30, 2014 compared with the same period in 2013 was due mainly to higher margins on daily energy trading activities along with a 54.1% increase in storage volumes sold. As discussed in Note 1 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2013, revenues and expenses related to the energy trading activities of the wholesale energy operations at SJRG are presented on a net basis in Operating Revenues – Nonutility on the condensed consolidated income statement.

Operating Revenues - Energy Services -  Combined revenues for Energy Services, net of intercompany transactions, increased $3.2 million, or 22.8%, to $17.3 million, and $8.4 million, or 21.6%, to $47.5 million for the three and nine months ended September 30, 2014 and 2013, respectively, compared with the same periods in 2013.
Revenues from on-site energy production at Marina, net of intercompany transactions, increased $3.8 million, or 34.8%, to $14.9 million, and $10.2 million, or 34.5%, to $39.9 million for the three and nine months ended September 30, 2014 and 2013, respectively, compared with the same periods in 2013 primarily due to several new renewable energy projects that began operations over the past twelve months. Also contributing to the nine month comparative period increase is higher hot water production and electricity sales at the wholly-owned thermal facility due to colder temperatures during the first quarter of 2014 as compared to the prior year.

Revenues from appliance service operations at SJESP, net of intercompany transactions, decreased $0.6 million, or 22.0%, to $2.3 million, and $1.8 million, or 19.2%, to $7.6 million for the three and nine months ended September 30, 2014 compared with the same periods in 2013 primarily due to lower installation jobs compared to the prior year.

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

Total margin increased $2.1 million, or 7.4% for the three month period ended September 30, 2014, compared with the same period in 2013, primarily due to Capital Investment Recovery Tracker (CIRT) investments that rolled into base rates effective October 1, 2013. Those CIRT investments contributed approximately $1.7 million in additional margin during the third quarter of 2014. In addition, SJG added 3,641 customers over the 12-month period ended September 30, 2014, contributing approximately $0.3 million in additional margin during the third quarter 2014, compared with the third quarter of 2013.

Total margin increased $11.9 million, or 8.0%, for the nine month period ended September 30, 2014, compared with the same period in 2013, primarily due to CIRT investments that rolled into base rates effective October 1, 2013. Those CIRT investments contributed approximately $10.4 million in additional margin during the first nine months of 2014. In addition, SJG added 3,641 customers over the 12-month period ended September 30, 2014, contributing approximately $2.3 million in additional margin during the first nine months of 2014.

The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. As reflected in the margin table and the CIP table above, the CIP mechanism reduced margin by $6.7 million, or $4.0 million after taxes, during the nine month period ended September 30, 2014, primarily due to weather that was colder than normal. The CIP protected $4.3 million, or $2.5 million after taxes, of margin during the same period in 2013 that would have been lost due to lower customer usage. The impact of the CIP on net income for the three month periods ended September 30, 2014 and 2013 was not material.

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

Gross Margin — Energy Group — For the three and nine months ended September 30, 2014, combined gross margins for Energy Group, net of intercompany transactions, increased $0.1 million to a loss of $4.4 million and increased $16.0 million to a loss of $5.4 million, respectively, compared with the same periods in 2013. These changes were primarily due to the following:

•
Gross margin from SJE’s retail gas and other operations increased $0.3 million to $1.1 million and $2.0 million to $5.7 million for the three and nine months ended September 30, 2014, respectively, compared with the same periods in 2013. Excluding the change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $(0.1) million and $(0.3) million, gross margins increased $0.2 million and $1.7 million for the three and nine months ended September 30, 2014, respectively, compared with the same periods in 2013. The change in gross margin for the three months ended September 30, 2014 compared with the same period in 2013 was not significant. The nine month comparative period increase was due to increases in sales volumes as discussed in "Operating Revenues-Energy Group" above. Excluding the impact of the unrealized gains/losses discussed above, gross margin as a percentage of Operating Revenues did not change significantly for the three and nine months ended September 30, 2014, respectively, compared with the same periods in 2013.

•
Gross margin from SJE’s retail electric operations increased $0.1 million to $1.5 million and decreased $0.2 million to $3.1 million for the three and nine months ended September 30, 2014, respectively, compared with the same periods in 2013. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $(0.1) million and $(0.2) million, gross margins were relatively unchanged for the three months ended September 30, 2014 compared with the same period in 2013, and decreased $0.4 million for the nine months ended September 30, 2014 compared with the same period in 2013. The three and nine month comparative period changes were not significant. Excluding the impact of the unrealized gains/losses discussed above, gross margin as a percentage of Operating Revenues did not change significantly for the three and nine months ended September 30, 2014 as compared with the same periods in 2013.

•
Gross margin from the wholesale energy operations of SJRG decreased $0.9 million to a loss of $7.7 million and increased $13.5 million to a loss of $12.9 million for the three and nine months ended September 30, 2014, respectively, compared with the same periods in 2013. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $1.2 million and $6.6 million and adjusting for the change in realized gains and losses on all hedges attributed to inventory injection transactions of $(0.1) million and $0.6 million to align them with the related cost of inventory in the period of withdrawal as discussed above, gross margin for the wholesale energy operations of SJRG increased $0.2 million and increased $20.7 million for the three and nine months ended September 30, 2014, respectively, compared with the same periods in 2013. The change in gross margin for the three months ended September 30, 2014 compared with the same period in 2013 was not significant. The increase in gross margin for the nine months ended September 30, 2014 compared with the same period in 2013 was due mainly to higher margins on daily energy trading activities along with an increase in storage volumes sold as discussed in "Operating Revenues-Energy Group" above.

The wholesale energy operations at SJRG expects to continue to add incremental margin from marketing and related opportunities in the Marcellus region, capitalizing on its established presence in the area. Future margins could fluctuate significantly due to the volatile nature of wholesale gas prices. As of September 30, 2014, the wholesale energy operations had 9.1 Bcf of storage and 718,909 dts/day of transportation under contract.

Gross Margin - Energy Services - For the three and nine months ended September 30, 2014, combined gross margins for Energy Services, net of intercompany transactions, increased $4.0 million to $13.2 million and $11.8 million to $39.1 million, respectively, compared with the same periods in 2013. These changes were primarily due to the following:

•
Gross margin from on-site energy production at Marina, net of intercompany transactions, increased $4.8 million to $12.8 million and $13.1 million to $34.3 million for the three and nine months ended September 30, 2014, respectively, compared with the same periods in 2013. Gross margin as a percentage of Operating Revenues increased 13.9 and 14.7 percentage points for the three and nine months ended September 30, 2014, respectively, compared with the same periods in 2013. These increases were mainly due to several new renewable energy projects that began operations over the past twelve months. Also contributing to the nine month comparative period increase is higher hot water production and electricity sales at the wholly owned thermal facility due to colder temperatures during the first quarter of 2014 as compared to the prior year.

•
Gross margin from appliance service operations at SJESP decreased $0.2 million to $1.1 million and $0.6 million to $3.5 million for the three and nine months ended September 30, 2014, respectively, compared with the same periods in 2013 primarily due to lower installation jobs compared to the prior year. Gross margin as a percentage of Operating Revenues, did not change significantly for the three and nine months ended September 30, 2014 as compared with the same periods in 2013.

Operating Expenses — A summary of net changes in operations expense for the three and nine months ended September 30, follows (in thousands):

	Three Months Ended September 30, 2014 vs. 2013	Nine Months Ended September 30, 2014 vs. 2013
Gas Utility Operations	$2,156	$11,049
Nonutility:
Energy Group:
Wholesale Energy Operations	462	623
Retail Gas and Other Operations	553	430
Retail Electric Operations	(388)	272
Subtotal Energy Group	627	1,325
Energy Services:
On-Site Energy Production	232	286
Appliance Service Operations	257	386
Subtotal Energy Services	489	672
Total Nonutility	1,116	1,997
Intercompany Eliminations and Other	(549)	(967)
Total Operations Expense	$2,723	$12,079

Operations - Gas utility operations expense increased $2.2 million and $11.0 million for the three and nine months ended September 30, 2014, respectively, compared with the same periods in 2013.  These increases are primarily due to increased spending under the New Jersey Clean Energy Program and Energy Efficiency Programs. Such costs are recovered on a dollar-for-dollar basis; therefore, the gas utility operations experienced an offsetting increase in revenues during the period.

Nonutility operations expense increased $1.1 million and $2.0 million for the three and nine months ended September 30, 2014, respectively, compared with the same periods in 2013, primarily due to additional personnel, governance and compliance costs incurred to support continued growth.

Maintenance - Changes in maintenance expense for the three and nine months ended September 30, 2014, respectively, compared with the same periods in 2013, were not significant.

Depreciation - Depreciation increased $3.2 million and $9.9 million during the three and nine months ended September 30, 2014, respectively, compared with the same periods in 2013 due mainly to the increased investment in property, plant and equipment by the gas utility operations and on-site energy production at Marina.

Energy and Other Taxes - The change in energy and other taxes for the three months ended September 30, 2014 compared with the same period in 2013 was not significant. Energy and other taxes decreased $2.6 million for the nine months ended September 30, 2014 compared with the same period in 2013 due primarily to the elimination of the gas utility operations' primary energy tax, the Transitional Energy Facilities Assessment, effective January 1, 2014 (see Note 1 to the condensed consolidated financial statements).

Other Income and Expense - Other income and expense increased $1.2 million for both the three and nine months ended September 30, 2014 compared with the same periods in 2013 primarily due to a realized gain at the gas utility operations at SJG on the sale of available-for-sale securities during the third quarter of 2014. Also contributing to the nine month comparative period change was a decrease in interest income on notes receivable from affiliates, which was offset by the settlement of outstanding litigation at SJEX.

Interest Charges – Interest charges increased $2.4 million and $8.2 million for the three and nine months ended September 30, 2014, respectively, compared with the same periods in 2013 primarily due to higher amounts of long-term debt outstanding at SJI and SJG, along with lower capitalization of interest costs on construction at the gas utility operations of SJG during 2014. This was a result of the roll-in of capital investments under SJG's CIRT into base rates effective October 1, 2013, and weather-related construction delays during 2014. CIRT investments were approved by the BPU to accrue interest on construction until such time they were rolled into base rates. Also contributing to the nine month comparative period increase were unrealized gains recognized during the nine months ended September 30, 2013 that did not recur during the same period in 2014 on interest rate contracts related to derivatives not designated as hedging instruments, which are recorded in Interest Charges on the condensed consolidated statements of income (see Note 12 to the condensed consolidated financial statements).

Income Taxes – Income tax benefit increased $2.8 million for the three months ended September 30, 2014 compared with the same period in 2013 due primarily to an increase in investment tax credits on renewable energy facilities at Marina, along with a higher net loss before taxes (including the Equity in Loss of Affiliated Companies). Income tax benefit decreased $3.4 million for the nine months ended September 30, 2014 compared with the same period in 2013 due primarily to higher income before taxes, partially offset by an increase in investment tax credits on renewable energy facilities at Marina in 2014 as compared to 2013.

Equity in (Loss) Earnings of Affiliated Companies – Equity in earnings of affiliated companies decreased $5.8 million and $5.0 million for the three and nine months ended September 30, 2014 compared with the same periods in 2013 primarily due to a reserve for uncollectible accounts established at one of Energenic's operating subsidiaries (see Note 11 to the condensed consolidated financial statements).

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

Cash Flows from Operating Activities — Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $109.0 million and $123.4 million in the first nine months of 2014 and 2013, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries.  Operating activities in the first nine months of 2014 produced less net cash than the same period in 2013 due to higher working capital requirements, primarily as a result of higher gas costs due to the extremely cold weather during the first three months of 2014. At SJG, a portion of these higher gas costs was deferred and will be collected in future periods under SJG's BGSS. This is partially offset by the fact that SJI did not make a pension contribution during the first nine months of 2014 as compared to a contribution of $12.7 million for the first nine months of 2013. This was due to an increase in the discount rate used to calculate future liability and greater than expected asset performance significantly improving the funding status of the Company's pension plans. The Company strives to keep its pension plans fully funded. When factors such as lesser than expected asset performance and/or declining discount rates negatively impact the funding status of the plans, the Company increases its contributions to supplant that funding shortfall.

Cash Flows from Investing Activities — SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. Net cash outflows for capital expenditures, which are primarily construction projects, for the first nine months of 2014 and 2013 amounted to $203.9 million and $192.5 million, respectively. We estimate the net cash outflows for construction projects for fiscal years 2014, 2015 and 2016 at SJI to be approximately $372.4 million,$395.8 million and $364.4 million, respectively. The high level of capital expenditures is due to a combination of the accelerated infrastructure investment programs, a major pipeline project to support an electric generation facility, and a new customer information system, all at SJG.  For capital expenditures, including those under SJG’s Accelerated Infrastructure Replacement Program (AIRP), the Company expects to use short-term borrowings under lines of credit from commercial banks and the commercial paper program to finance capital expenditures as incurred. From time to time, the Company may refinance the short-term debt incurred to support capital expenditures with long-term debt. Also contributing to the high level of capital expenditures are anticipated solar projects at Marina.

In support of its risk management activities, the Company is required to maintain margin accounts with selected counterparties as collateral for its forward contracts, swap agreements, options contracts and futures contracts. These margin accounts are included in Restricted Investments or Margin Account Liability, depending upon the value of the related contracts (the change in the Margin Account Liability is reflected in cash flows from Operating Activities) on the condensed consolidated balance sheets. The required amount of restricted investments changes on a daily basis due to fluctuations in the market value of the related outstanding contracts and is difficult to predict. Margin posted by the Company increased by $4.8 million in the first nine months of 2014, compared with an increase of $5.8 million in the same period of 2013.

During the first nine months of 2014, the Company received net repayments from unconsolidated affiliates of $1.3 million. During the first nine months of 2013, the Company made investments in, and provided net advances to, unconsolidated affiliates of $12.9 million, excluding the cash proceeds related to the sale of LVE and the repayment of the advances to Energenic as discussed below.

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

Credit facilities and available liquidity as of September 30, 2014 were as follows (in thousands):

Company	Total Facility	Usage	Available Liquidity	Expiration Date
SJG:
Commercial Paper Program/Revolving Credit Facility	$200,000	$59,300	$140,700	May 2018
Uncommitted Bank Lines	10,000	—	10,000	Various

Total SJG	210,000	59,300	150,700

SJI:

Revolving Credit Facility	400,000	103,800	296,200	February 2018 (A)

Total SJI	400,000	103,800	296,200

Total	$610,000	$163,100	$446,900

(A) Includes letters of credit outstanding in the amount of $13.7 million.

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary the SJI facilities can also be used to support SJG’s liquidity needs. All committed facilities contain one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreements), measured on a quarterly basis. SJI and SJG were in compliance with these covenants as of September 30, 2014. Borrowings under these credit facilities are at market rates. The weighted average borrowing cost, which changes daily, was 0.83% and 0.98% at September 30, 2014 and 2013, respectively.  Average borrowings outstanding under these credit facilities, not including letters of credit, during the nine months ended September 30, 2014 and 2013 were $291.6 million and $297.2 million, respectively. The maximum amounts outstanding under these credit facilities, not including letters of credit, during the nine months ended September 30, 2014 and 2013 were $390.7 million and $389.4 million, respectively. Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business’ future liquidity needs.

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

In January 2014, SJG issued $30.0 million aggregate principal amount of 4.23% MTN's due January 2030.

In June 2014, SJG entered into a $200.0 million multiple-draw term facility offered by a syndicate of banks which expires in June, 2017. SJG can draw under this facility through June, 2016 and this facility bears interest at a floating rate based on LIBOR plus a spread determined by SJG's credit ratings. As of September 30, 2014, SJG had borrowed an aggregate $59.0 million under this facility and the proceeds were used to pay down short-term debt.

In June 2014, SJI entered into a Note Purchase Agreement that provided for SJI to issue an aggregate of $240.0 million of medium term notes, all of which were issued as follows:  (a) in June 2014, SJI issued $60.0 million aggregate principal amount of 3.05% Senior Notes due June 2019, and $40.0 million aggregate principal amount of Floating Rate Senior Notes due June 2019; (b) in August 2014, SJI issued $30.0 million aggregate principal amount of 3.05% Senior Notes due August 2019; (c) in September 2014, SJI issued $50.0 million aggregate principal amount of 3.05% Senior Notes due September 2019, and $60.0 million aggregate principal amount of Floating Rate Senior Notes due September 2019. At September 30, 2014, the floating rate was 1.56%.

In July 2014, SJG retired $11.0 million aggregate principal amount of 4.52% MTN's at maturity. In September 2014, SJG retired $10.0 million aggregate principal amount of 5.115% MTN's at maturity.

SJI raises equity capital through its Dividend Reinvestment Plan (DRP). Participants in SJI's DRP receive newly-issued shares. Prior to April 2013, shares of common stock offered by the DRP were issued at a 2% discount directly by SJI from its authorized but unissued shares of common stock. In April 2013, SJI discontinued the 2% discount on shares issued through the DRP in an effort to manage the amount of equity raised through the plan; however, the discount was reinstated during the third quarter of 2013. SJI raised $29.1 million and $13.9 million of equity capital through the DRP during the nine months ended September 30, 2014 and 2013, respectively.

SJI’s capital structure was as follows:

	As of September 30, 2014	As of December 31, 2013
Equity	42.7%	43.9%
Long-Term Debt	49.9%	37.3%
Short-Term Debt	7.4%	18.8%
Total	100.0%	100.0%

SJI has paid dividends on its common stock for 63 consecutive years and has increased that dividend each year for the last fourteen years.  The Company's goal is to grow that dividend by at least 6% to 7% per year and has a targeted payout ratio of between 50% and 60% of Economic Earnings.  In setting the dividend rate, the Board of Directors of SJI considers future earnings expectations, payout ratio, and dividend yield relative to those at peer companies, as well as returns available on other income-oriented investments.  However, there can be no assurance that the Company will be able to continue to increase the dividend, meet the targeted payout ratio or pay a dividend at all in the future.

COMMITMENTS AND CONTINGENCIES:

SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, and for environmental remediation costs. Cash outflows for capital expenditures for the first nine months of 2014 and 2013 amounted to $203.9 million and $192.5 million, respectively. Management estimates the net cash outflows for construction projects for 2014, 2015 and 2016 at SJI to be approximately $372.4 million, $395.8 million and $364.4 million, respectively. The high level of capital expenditures is due to a combination of the accelerated infrastructure investment programs, a major pipeline project to support an electric generation facility, and a new customer information system, all at SJG. Also contributing to the high level of capital expenditures are anticipated solar projects at Marina. Costs for remediation projects, net of insurance reimbursements, for the first nine months of 2014 and 2013 amounted to net cash outflows of $4.8 million and inflows of $0.3 million, respectively. Total net cash outflows for remediation projects are expected to be $13.7 million, $27.2 million and $24.7 million for 2014, 2015 and 2016, respectively.  As discussed in Notes 10 and 15 to the Consolidated Financial Statements in Item 8 of SJI’s 10-K as of December 31, 2013, certain environmental costs are subject to recovery from insurance carriers and ratepayers.

As of September 30, 2014, SJI provided $13.7 million of standby letters of credit through its revolving credit facility to enable SJE to market retail electricity and for various construction and operating activities. The Company also provided $87.6 million of additional letters of credit under separate facilities outside of the revolving credit facility to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system and to finance Marina's initial thermal plant project.

Contractual Obligations - There were no significant changes to the Company’s contractual obligations described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K as of December 31, 2013, except for 1) long term debt, which increased due to the issuance of $240.0 million aggregate principal amount of Senior Term Notes at SJI, $59.0 million borrowings under a multiple-draw term facility at SJG and $30.0 million aggregate principal amount of MTN's at SJG (see note 14 to the condensed consolidated financial statements); 2) construction obligations, which increased $57.1 million in total since December 31, 2013 due to solar projects entered into at Marina; 3) commodity supply purchase obligations which increased approximately $132.4 million in total since December 31, 2013 due to increases in transportation agreements at SJRG and additional agreements to extend several services and replenish storage at SJG; and 4) $200.6 million obligation for the construction of a proposed midstream pipeline.

Off-Balance Sheet Arrangements – An off-balance sheet arrangement is any contractual arrangement involving an unconsolidated entity under which the Company has either made guarantees, or has certain other interests or obligations.

The Company has recorded a liability of $0.7 million which is included in Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the condensed consolidated balance sheets as of September 30, 2014 for the fair value of the following guarantees:

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

In 2013, the Company received 1) $57.9 million of repayments of advances to LVE; and 2) a $7.9 million note receivable from a third party, which is recorded in the condensed consolidated balance sheets as of September 30, 2014. As of December 31, 2013, LVE was dissolved and the Company incurred a $0.8 million charge to write-off its remaining interest in 2013.

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

•
In December 2013, SJI entered into agreements to guarantee certain obligations of WCLE, SC Landfill Energy, LLC, SX Landfill Energy, LLC, FC Landfill Energy, LLC, and AC Landfill Energy, LLC (collectively, the "Landfills"), unconsolidated joint ventures in which Marina has a 50% equity interest through Energenic. The Landfills have entered into long-term debt agreements which run through 2020. Although unlikely, SJI could be liable through the guarantees for 50% of the outstanding debt along with any interest related to the debt in the event the Landfills do not meet minimum specified levels of operating performance and no mitigating action is taken, or the Landfills are unable to meet certain financial obligations as they become due. As of September 30, 2014, 50% of the currently outstanding debt is $9.0 million. As a result, the Company has recorded a liability of $0.4 million for the fair value of the guarantees, which is included in Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the condensed consolidated balance sheets as of September 30, 2014.

•
During 2011, subsidiaries of Energenic, in which Marina has a 50% equity interest, entered into 20-year contracts to build, own and operate a central energy center and energy distribution system for a new hotel, casino and entertainment complex in Atlantic City, New Jersey. The complex commenced operations in April 2012, and as a result, Energenic subsidiaries began providing full energy services to the complex.  Marina and its joint venture partner have provided a $5.0 million letter of credit to support certain operating performance obligations of Energenic under the operating agreements. Marina and its partner in this joint venture have entered into a reimbursement agreement that secures reimbursement for Marina of a proportionate share of any payments made by Marina to or on behalf of Energenic.

In June 2014 the parent company of the hotel, casino and entertainment complex announced that it was filing petitions in U. S. Bankruptcy Court to address liquidity issues and facilitate a sale of substantially all of its assets. The complex ceased normal business operations in September 2014 and an agreement of sale was subsequently approved by the court. Although there can be no assurances, the sale is scheduled to close during the fourth quarter of 2014. Energenic subsidiaries continue to provide limited energy services to the complex during the shutdown period. The buyer, which owns several other casino resorts, has indicated that it plans to reopen the complex.

As of September 30, 2014, the Company, through its investment in Energenic, had a net asset of approximately $23.3 million included in Investment in Affiliates on the condensed consolidated balance sheets related to this project. In addition, the Company had approximately $13.7 million included in Notes Receivable - Affiliate on the condensed consolidated balance sheets, due from an Energenic subsidiary, which is secured by certain assets of the central energy center. This note is also subject to a reimbursement agreement that secures reimbursement for the Company, from its joint venture partner, of a proportionate share of any amounts that are not repaid.

As a result of the bankruptcy filing and the pending sale of the complex, management has evaluated the investment in this project and the related note receivable and concluded that, based on the current situation, the fair value of this investment continues to be in excess of the respective carrying values as of September 30, 2014. Management will continue to monitor the situation surrounding the complex, including the status of the energy services agreement between the Energenic subsidiary and the complex, and will evaluate the value of the investment as future events occur.

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

•
As of September 30, 2014, SJI had issued $5.8 million of guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable our subsidiary to market retail natural gas.

Pending Litigation — The Company is subject to claims arising in the ordinary course of business and other legal proceedings. The Company has been named in, among other actions, certain product liability claims related to our former sand mining subsidiary. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $3.0 million related to all claims in the aggregate as of both September 30, 2014 and December 31, 2013. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

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

SJI has entered into certain contracts to buy, sell, and transport natural gas and to buy and sell retail electricity. SJI recorded a net pre-tax loss of $(1.6) million and $(0.1) million in earnings during the three months ended September 30, 2014 and 2013, respectively, and a net pre-tax loss of $(30.4) million and $(23.2) million during the nine months ended September 30, 2014 and 2013, respectively, which are included with realized gains and losses in Operating Revenues — Nonutility.

The fair value and maturity of these energy-related contracts determined under the mark-to-market method as of September 30, 2014 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 -3 Years	Maturity Beyond 3 Years	Total
Prices actively quoted	$3,050	$251	$49	$3,350
Prices provided by other external sources	15,006	2,898	164	18,068
Prices based on internal models or other valuable methods	28,976	8,608	1,414	38,998

Total	$47,032	$11,757	$1,627	$60,416

Liabilities
Source of Fair Value	Maturity <1 Year	Maturity 1 -3 Years	Maturity Beyond 3Years	Total
Prices actively quoted	$4,958	$892	$7	$5,857
Prices provided by other external sources	53,994	7,819	(66)	61,747
Prices based on internal models or other valuable methods	33,567	6,850	1,280	41,697

Total	$92,519	$15,561	$1,221	$109,301

•
NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Volumes of our NYMEX contracts included in the table above under "Prices actively quoted" are 9.1 million dekatherms (dts) with a weighted average settlement price of $4.15 per dt.

•
Basis represents the differential to the NYMEX natural gas futures contract for delivering gas to a specific location. Volumes of our basis contracts included in the table above under "Prices provided by other external sources" and "Prices based on internal models or other valuable methods" are 61.1 million dts with a weighted average settlement price of $(0.07) per dt.

•
Fixed Price Gas Daily represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Volumes of our Fixed Price Gas Daily contracts included in the table above under "Prices provided by other external sources" are 2.4 million dts with a weighted average settlement price of $3.17 per dt.

•
Volumes of our discounted index related purchase and sales contracts included in the table above under "Prices provided by other external sources" and "Prices based on internal models or other valuable methods" are 225.2 million dts with a weighted average settlement price of $(0.35) per dt.

•
Volumes of electric included in the table above under "Prices based on internal models or other valuable methods" are less than 0.1 million mwh with a weighted average settlement price of $55.03 per mwh.

A reconciliation of SJI’s estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Liabilities, January 1, 2014	$(17,346)
Contracts Settled During Nine Months Ended September 30, 2014, Net	(51,864)
Other Changes in Fair Value from Continuing and New Contracts, Net	20,325

Net Derivatives — Energy Related Liabilities, September 30, 2014	$(48,885)

Interest Rate Risk — Our exposure to interest-rate risk relates to short-term and long-term variable-rate borrowings. Variable-rate debt outstanding, including short-term and long-term debt, at September 30, 2014 was $385.5 million and averaged $406.1 million during the first nine months of 2014. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $2.4 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2013 - 16 b.p. decrease; 2012 - 9 b.p. decrease; 2011 - 33 b.p. increase; 2010 – 13 b.p. decrease; and 2009 – 29 b.p. decrease.  At September 30, 2014, our average interest rate on variable-rate debt was 1.04%.

We typically issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable rate, long-term debt. As of September 30, 2014, the interest costs on $773.3 million of our long-term debt was either at a fixed rate or hedged via an interest rate derivative.

As of September 30, 2014, SJI’s active interest rate swaps were as follows:

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

Credit Risk - As of September 30, 2014, approximately $19.3 million, or 31.9%, of the current and noncurrent Derivatives – Energy Related Assets are transacted with two, investment-grade rated counterparties.

As of September 30, 2014, SJRG had $114.2 million of Accounts Receivable under sales contracts. Of that total, 87.1% were with regulated utilities or companies rated investment-grade or guaranteed by an investment-grade-rated parent or were with companies where we have a collateral arrangement or insurance coverage. The remainder of the Accounts Receivable were within approved credit limits.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2014. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company are effective.

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act, during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control - Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the 1992 Framework remains available during the transition period, which extends to December 15, 2014. As of September 30, 2014, the Company continues to utilize the 1992 Framework and anticipates transitioning to the 2013 Framework by the transition date.

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item is incorporated by reference to Part I, Item 2, Pending Litigation, beginning on page 49.

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

101
The following financial statements from South Jersey Industries’ Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2014, filed with the Securities and Exchange Commission on November 7, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Balance Sheets and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

SOUTH JERSEY INDUSTRIES, INC.
(Registrant)

Dated:	November 7, 2014	By:	/s/ Stephen H. Clark
Stephen H. Clark
Chief Financial Officer