Form 10-K
period 2014-12-31
SOUTH JERSEY INDUSTRIES INC
filed 2015-02-27
CIK 91928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2014 was $1,988,165,290. As of February 15, 2015, there were 34,204,956 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference:
In Part III of Form 10-K:  Portions of the registrant's definitive proxy statement filed for the registrant's 2015 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

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

•	SJI Midstream, LLC was formed in 2014 to invest in a project to build a 100-mile natural gas pipeline in Pennsylvania and New Jersey. This subsidiary has not had any significant activity during 2014.

Additional Information on the nature of our business can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations,” under Item 7 of this Report.

Financial Information About Reportable Segments

Information regarding Reportable Segments is incorporated by reference to Note 8 of the consolidated financial statements included under Item 8 of this Report.

South Jersey Industries, Inc.
Part I

Sources and Availability of Raw Materials

South Jersey Gas Company

Transportation and Storage Agreements

SJG has direct connections to the interstate pipeline systems of both Transcontinental Gas Pipe Line Company, LLC (Transco) and Columbia Gas Transmission, LLC (Columbia). During 2014, SJG purchased and had delivered approximately 42.0 million decatherms (MMdts) of natural gas for distribution to both on-system and off-system customers and for injections into storage. Of this total, 26.3 MMdts were transported on the Transco pipeline system while 15.7 MMdts were transported on the Columbia pipeline system. Moreover, during 2014 third-party suppliers delivered 35.3 MMdts to SJG's system on behalf of end use customers behind SJG's city gate stations. SJG also secures other long-term services from Dominion Transmission, Inc. (Dominion), a pipeline upstream of the Transco and Columbia systems. Services provided by Dominion are utilized to deliver gas into either the Transco or Columbia systems for ultimate delivery to SJG. Services provided by all of the above-mentioned pipelines are subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC).  Unless otherwise indicated, our intentions are to renew or extend these service agreements before they expire.

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

Of the 297,958 dts/d of Transco services mentioned above, SJG has released a total of 20,000 dts/d of its long-haul FT and 49,041 dts/d of its market area FT service.  These releases were made in association with SJG's Conservation Incentive Program (CIP) discussed further under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".  In addition, SJG released a total of 50,000 dts/d of its long-haul FT as part of Asset Management Agreements (AMA). The AMA-related releases are discussed below under “Gas Supplies”.

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

Columbia:

SJG subscribes to three firm transportation agreements with Columbia which provide for an aggregate of 54,022 dts/d of firm service with 45,022 dts/d of this deliverability extending through October 31, 2019. The remaining 9,000 dts/d was extended through October 31, 2017. SJG released 8,671 dts/d of this amount to SJRG in conjunction with its CIP thereby reducing the combined availability of firm transportation on the Columbia system to 45,351 dts/d.

SJG also subscribes to a firm storage service with Columbia under its Rate Schedule FSS along with an associated firm transportation service under Rate Schedule SST, each of which extends through October 31, 2019. SJG has a total FSS MDWQ of 52,891 dts and a related 3,473,022 dts of storage capacity. SJG released to SJRG 19,029 dts/d of its FSS MDWQ along with 1,249,485 dts of its FSS storage capacity. Additionally, SJG released to SJRG 19,029 dts/d of its Columbia SST transportation service. Both releases made by SJG were in connection with its CIP and extend through September 30, 2016.

South Jersey Industries, Inc.
Part I

Gas Supplies

During 2014, SJG entered into an AMA with a gas marketer which extends through March 31, 2015. Under this agreement SJG released to the marketer its firm transportation rights equal to 30,000 dts/d of transportation capacity on Transco. The marketer manages this capacity and provides SJG with up to 30,000 dts/d of firm deliverability each day through March 31, 2015. The marketer's intent was to optimize the capacity released to it under this AMA and pay SJG a monthly asset management fee.

Also during 2014, SJG entered into two additional AMA's with two separate gas marketers which both extend through October 31, 2015. Under these agreements SJG has released to each of the marketers firm transportation rights equal to 10,000 dts/d of transportation capacity on Transco. The marketers manage this capacity and provide SJG with up to 10,000 dts/d each of firm deliverability everyday through October 31, 2015. The marketers will seek to optimize the capacity released to it under these AMA's and pay SJG a one-time asset management fee.

In 2011, SJG entered into a long-term gas purchase agreement with a gas producer, the primary term of which extends through October 31, 2019. The maximum daily quantities (MDQ) available for purchase under this agreement initially start at 6,250 dts/d and ratchet up to a MDQ of 25,000 dts/d. Gas purchased from this producer will be sourced in the Appalachian supply areas and delivered into the Columbia pipeline system for delivery to SJG.

As part of its gas purchasing strategy, SJG uses financial contracts to hedge against forward price risk. These contracts are recoverable through SJG’s Basic Gas Supply Service Clause (BGSS), subject to the New Jersey Board of Public Utilities (BPU) approval.

Supplemental Gas Supplies

During 2014, SJG purchased Liquefied Natural Gas (LNG) from a third party LNG supplier. This LNG was purchased as a supply source to replenish its LNG inventory at its storage facility, located in McKee City, NJ. SJG purchased LNG from this supplier during the 2013-14 winter season, the 2014 summer season and the 2014-15 winter season.

SJG operates peaking facilities which can store and vaporize LNG for injection into its distribution system. SJG's LNG facility has a storage capacity equivalent to 434,300 dts of natural gas and has an installed capacity to vaporize up to 118,250 dts of LNG per day for injection into its distribution system.

Peak-Day Supply

SJG plans for a winter season peak-day demand on the basis of an average daily temperature of 2 degrees Fahrenheit (F). Gas demand on such a design day for the 2014-2015 winter season is estimated to be 487,997 dts (excluding industrial customers). SJG projects that it has adequate supplies and interstate pipeline entitlements to meet its design requirements. SJG experienced its highest peak-day demand for calendar year 2014 of 495,056 dts (including industrial customers) on January 7th, while experiencing an average temperature of 11.2 degrees F that day.

Natural Gas Prices

SJG's average cost of natural gas purchased and delivered in 2014, 2013 and 2012, including demand charges, was $6.56 per dt, $4.81 per dt and $4.73 per dt, respectively.

South Jersey Energy Company

Transportation and Storage Agreements - Natural Gas

Access to gas suppliers and cost of gas are significant to the operations of SJE. No material part of the business of SJE is dependent upon a single customer or a few customers. SJE purchases delivered gas only, primarily from SJRG. Consequently, SJE maintains no transportation or storage agreements.

South Jersey Industries, Inc.
Part I

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

Dominion Gas Transmission:

SJRG has a firm transportation agreement with Dominion which expires October 31, 2022. Under this agreement, Dominion will provide SJRG with 5,000 dts/d of deliveries to Leidy, PA and receipts at Lebanon, Ohio.

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

South Jersey Industries, Inc.
Part I

Tennessee Gas Transmission:

SJRG holds multiple firm transportation agreements with Tennessee Gas Pipeline that have various deliveries and receipts in Pennsylvania and Louisiana.  The contract volumes range from 10,000 to 65,200 per contract and expire between October 31, 2015 and October 31, 2019.

Egan Storage:

SJRG holds a storage agreement with Egan Storage for service under Tetco’s FSS rate schedule.  Under this agreement, which expires March 31, 2015, Tetco provides SJRG with storage capacity of 500,000 dts.

Gas Supplies

              SJRG has entered into several long-term natural gas supply agreements to purchase a minimum of 633,500 dts/d and up to 921,900 dts/d, depending upon production levels, for terms ranging from three to ten years at index-based prices.

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

Customers

No material part of the Company's business is dependent upon a single customer or a few customers, the loss of which would be expected to have a material adverse effect on SJI performance on a consolidated basis.

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

Employees

SJI and its subsidiaries had a total of approximately 700 employees as of December 31, 2014. Of that total, approximately 310 employees are unionized. The Company has collective bargaining agreements with two unions that represent these employees: the International Brotherhood of Electrical Workers (IBEW) Local 1293 and the International Association of Machinists and Aerospace Workers (IAM) Local 76.  SJG and SJESP employees represented by the IBEW operate under collective bargaining agreements that run through February 2017. The remaining unionized employees are represented by the IAM and operate under collective bargaining agreements that run through August 2017.

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

•
SJI's business activities are concentrated in southern New Jersey. Changes in the economies of southern New Jersey and surrounding regions could negatively impact the growth opportunities available to SJI and the financial condition of the customers and prospects of SJI.

•
Changes in the regulatory environment or unfavorable rate regulation at its utility may have an unfavorable impact on SJI's financial performance or condition.  SJI's utility business is regulated by the New Jersey Board of Public Utilities (BPU) which has authority over many of the activities of the utility business including, but not limited to, the rates it charges to its customers, the amount and type of securities it can issue, the nature of investments it can make, the nature and quality of services it provides, safety standards and other matters. The extent to which the actions of regulatory commissions restrict or delay SJG's ability to earn a reasonable rate of return on invested capital and/or fully recover operating costs may adversely affect its results of operations, financial condition and cash flows.

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

•
Warm weather, high commodity costs, or customer conservation initiatives could result in reduced demand for some of SJI's energy products and services. SJI's utility currently has a conservation incentive program clause that protects its revenues and gross margin against usage that is lower than a set level. Should this clause be terminated without replacement, lower customer energy utilization levels would likely reduce SJI's net income.

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

•
Increasing interest rates would negatively impact the net income of SJI. Several of SJI's subsidiaries are capital intensive, resulting in the incurrence of significant amounts of debt financing. Some of the long-term debt of SJI and its subsidiaries is issued at fixed rates or has utilized interest rate swaps to mitigate changes in variable rates.  However, newly issued long-term debt of SJI at variable rates, along with all variable rate short-term borrowings, are exposed to the impact of rising interest rates.

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

South Jersey Industries, Inc.
Part I

•
A downgrade in either SJI's or SJG's credit ratings could negatively affect our ability to access adequate and cost effective capital. Our ability to obtain adequate and cost effective capital depends to a significant degree on our credit ratings, which are greatly influenced by financial condition and results of operations. If the rating agencies downgrade either SJI's or SJG's credit ratings, particularly below investment grade, our borrowing costs would increase. In addition, we would likely be required to pay higher interest rates in future financings and potential funding sources would likely decrease. To the extent that a decline in SJG's credit rating has a negative effect on SJI, SJI could be required to provide additional support to certain counterparties.

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

Item 1B. Unresolved Staff Comments

 None.

Item 2. Properties

The principal property of SJI consists of SJG's gas transmission and distribution systems that include mains, service connections and meters. The transmission facilities carry the gas from the connections with Transco and Columbia to SJG's distribution systems for delivery to customers. As of December 31, 2014, there were approximately 122.7 miles of mains in the transmission systems and 6,339 miles of mains in the distribution systems.

SJG owns approximately 154 acres of land in Folsom, New Jersey which is the site of SJI's corporate headquarters. Approximately 140 acres of this property is deed restricted. SJG also has office and service buildings at six other locations in the territory. There is a liquefied natural gas storage and vaporization facility at one of these locations.

As of December 31, 2014, SJG's utility plant had a gross book value of $2.0 billion and a net book value, after accumulated depreciation, of $1.6 billion. In 2014, $200.0 million was spent on additions to utility plant and there were retirements of property having an aggregate gross book cost of $16.6 million.

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

Nonutility property and equipment with a net book value of $544.7 million consists primarily of Marina's energy projects.

Energy and Minerals Inc. (EMI) owns 235 acres of land in Vineland, New Jersey.

South Jersey Fuel, Inc., an inactive subsidiary, owns land in Deptford Township and owns real estate in Upper Township, New Jersey.

R&T Castellini, Inc., an inactive subsidiary, owns land and buildings in Vineland, New Jersey.

Item 3. Legal Proceedings

The Company is subject to claims arising in the ordinary course of business and other legal proceedings. The Company has been named in, among other actions, certain product liability claims related to our former sand mining subsidiary. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $2.9 million and $3.0 million related to all claims in the aggregate as of December 31, 2014 and 2013, respectively. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

South Jersey Industries, Inc.
Part I

Item 4A. Executive Officers of the Registrant

Set forth below are the names, ages and positions of our executive officers along with their business experience during the past five years. All executive officers of SJI are elected annually and serve at the discretion of the Board of Directors. All information is as of the date of the filing of this Report.

Name, age and position with the Company	Period Served

Edward J. Graham, Age 57
Chairman	April 2005 - Present
Chief Executive Officer	February 2004 - Present
President	January 2003 - January 2014

Michael J. Renna, Age 47
Director	January 2014 - Present
President	January 2014 - Present
Chief Operating Officer	January 2014 - Present
Senior Vice President	January 2013 - January 2014
Vice President	January 2004 - December 2012

Jeffrey E. DuBois, Age 56
Senior Vice President	January 2013 - Present
Vice President	January 2004 - December 2012

Stephen H. Clark, Age 56
Chief Financial Officer	November 2013 - Present
Vice President	January 2013 - November 2013
Treasurer	January 2004 - April 2014

Gina M. Merritt-Epps, Age 47
General Counsel and Corporate Secretary	May 2009 - Present

Kathleen A. McEndy, Age 61
Vice President	March 2013 - Present
Principal, The McEndy Group, LLC	January 2009 - March 2013

Kenneth A. Lynch, Age 49
Chief Accounting Officer	January 2013 - Present
Assistant Vice President	July 2006 - December 2012

David Robbins, Jr., Age 52
Vice President	April 2014 - Present
Senior Vice President, South Jersey Energy Solutions	January 2013 - Present
Chief Operating Officer, South Jersey Energy Solutions	January 2013 - April 2014
Vice President, South Jersey Energy Solutions	April 2011 - December 2012
Treasurer & Secretary, South Jersey Energy Solutions	January 2010 - December 2012

Gregory M. Nuzzo, Age 40
Vice President	April 2014 - Present
Senior Vice President, South Jersey Energy Solutions	January 2013 - Present
Senior Vice President, South Jersey Resources Group	January 2013 - March 2014
Vice President, South Jersey Energy Solutions	January 2012 - December 2012
Vice President, South Jersey Resources Group	January 2010 - December 2012

South Jersey Industries, Inc.
Part II

PART II

Item 5. Market for the Registrant's Common Equity,

Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock and Related Information

Quarter Ended	Market Price Per Share		Dividends	Quarter Ended	Market Price Per Share		Dividends
			Declared				Declared
2014	High	Low	Per Share	2013	High	Low	Per Share

March 31	$58.09	$51.77	$0.472	March 31	$56.21	$50.52	$0.443
June 30	$60.55	$54.41	$0.472	June 30	$61.78	$54.11	$0.443
September 30	$60.67	$52.25	$0.472	September 30	$62.28	$55.97	$0.443
December 31	$61.23	$53.00	$0.503	December 31	$61.18	$54.30	$0.472

These quotations are based on the list of composite transactions of the New York Stock Exchange. Our stock is traded on the New York Stock Exchange under the symbol SJI. We have declared and expect to continue to declare regular quarterly cash dividends. As of December 31, 2014, the latest available date, our records indicate there were 6,907 shareholders of record.

Stock Performance Graph

The performance graph below illustrates a five year comparison of cumulative total returns based on an initial investment of $100 in South Jersey Industries, Inc. common stock, as compared with the S&P 500 Stock Index and the S&P Utility Index for the period 2009 through 2014.

This performance chart assumes:

•	$100 invested on December 31, 2009 in South Jersey Industries, Inc. common stock, in the S&P 500 Stock Index and in the S&P Utility Index; and

•	All dividends are reinvested.

South Jersey Industries, Inc.
Part II

	Dec-09	Dec-10	Dec-11	Dec-12	Dec-13	Dec-14
S&P 500	$100	$115	$117	$136	$180	$205
S&P Utilities	$100	$105	$126	$128	$145	$187
SJI	$100	$142	$157	$144	$165	$180

 Information required by this item is also found in Note 6 of the consolidated financial statements included under Item 8 of this Report.

SJI has a stated goal of increasing its dividend by at least 6% to 7% annually.

In 2014, non-employee members of SJI's Board of Directors received an aggregate of 11,610 shares of restricted stock, valued at that time at $632,861, as part of their compensation for serving on the Board.

Issuer Purchases of Equity Securities - There were no purchases by SJI of its own common stock during the year ended December 31, 2014.

South Jersey Industries, Inc.
Part II

Item 6. Selected Financial Data

2014 HIGHLIGHTS
Five-Year Summary of Selected Financial Data
(In Thousands Where Applicable)

South Jersey Industries, Inc. and Subsidiaries
Year Ended December 31,

	2014		2013		2012	2011	2010

Operating Results:
Operating Revenues	$886,996		$731,421		$706,280	$828,560	$925,067

Operating Income	$127,603		$69,636		$109,898	$121,607	$116,492

Income from Continuing Operations	$97,628		$82,389		$92,776	$89,859	$67,285
Discontinued Operations - Net (1)	(582)		(796)		(1,168)	(568)	(633)

Net Income	$97,046		$81,593		$91,608	$89,291	$66,652

Total Assets	$3,349,425		$2,924,855		$2,631,440	$2,247,510	$2,076,615

Capitalization:
Equity	$932,432		$827,000		$736,214	$624,114	$570,097
Long-Term Debt	859,491		680,400		601,400	424,213	340,000

Total Capitalization	$1,791,923		$1,507,400		$1,337,614	$1,048,327	$910,097

Ratio of Operating Income to Fixed Charges (2)	3.8	x	3.0	x	5.1x	5.4x	5.3x

Diluted Earnings Per Common Share (Based on Average Diluted Shares Outstanding):
Continuing Operations	$2.94		$2.57		$3.01	$2.99	$2.25
Discontinued Operations - Net (1)	(0.02)		(0.02)		(0.04)	(0.02)	(0.03)

Diluted Earnings Per Common Share	$2.92		$2.55		$2.97	$2.97	$2.22

Return on Average Equity (3)	11.1%		10.5%		13.6%	15.0%	12.1%

Share Data:
Number of Shareholders of Record	6.9		6.9		7.1	7.1	7.1
Average Common Shares	33,139		31,989		30,744	30,000	29,861
Common Shares Outstanding at Year End	34,167		32,715		31,653	30,212	29,873
Dividend Reinvestment Plan:
Number of Shareholders	5.2		5.2		4.8	4.4	4.9
Number of Participating Shares	2,041		2,059		2,462	2,193	2,682
Book Value at Year End	$27.29		$25.28		$23.26	$20.66	$19.08
Dividends Declared per Common Share	$1.92		$1.80		$1.65	$1.50	$1.36
Market Price at Year End	$58.93		$55.96		$50.33	$56.81	$52.82

South Jersey Industries, Inc.
Part II

Dividend Payout:
From Continuing Operations	65.2%		69.9%		54.7%	50.1%	60.1%
From Total Net Income	65.6%		70.6%		55.4%	50.4%	60.7%
Market-to-Book Ratio	2.2	x	2.2	x	2.2x	2.7x	2.8x
Price Earnings Ratio (3)	20.0	x	21.8	x	16.7x	19.0x	23.4x

Consolidated Economic Earnings (4)
Income from Continuing Operations	$97,628		$82,389		$92,776	$89,859	$67,285
Minus/Plus:
Unrealized Mark-to-Market Losses/(Gains) on Derivatives and Realized (Gains)/Losses on Inventory Injection Hedges	4,927		14,054		(865)	(2,876)	13,698
Net Loss from Affiliated Companies, Not Part of Ongoing Operations (5)	—		751		—	—	—
Unrealized Loss on Property, Plant and Equipment	—		—		1,402	—	—
Net Loss from Affiliated Companies (6)	1,524		—		—	—	—
Other (7)	(100)		(100)		—	—	—
Economic Earnings	$103,979		$97,094		$93,313	$86,983	$80,983

Earnings per Share from Continuing Operations	$2.94		$2.57		$3.01	$2.99	$2.25
Minus/Plus:
Unrealized Mark-to-Market Losses/(Gains) on Derivatives and Realized (Gains)/Losses on Inventory Injection Hedges	0.14		0.44		(0.03)	(0.10)	0.45
Net Loss from Affiliated Companies, Not Part of Ongoing Operations (5)	—		0.02		—	—	—
Unrealized Loss on Property, Plant and Equipment	—		—		0.05	—	—
Net Loss from Affiliated Companies (6)	0.05		—		—	—	—
Economic Earnings per Share	$3.13		$3.03		$3.03	$2.89	$2.70

(1)
Represents discontinued business segments: sand mining and distribution operations sold in 1996 and fuel oil operations with related environmental liabilities in 1986 (See Note 3 to Consolidated Financial Statements).

(2)	Calculated as Operating Income divided by Interest Charges.
(3)	Calculated based on Income from Continuing Operations.
(4)
This section includes the non-generally accepted accounting principles (“non-GAAP”) financial measures of Economic Earnings and Economic Earnings per share. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Report for a discussion regarding the use of non-GAAP financial measures.

(5)
Resulting from the termination of the contract at LVE Energy Partners, LLC to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada.

(6)
Resulting from a reserve for uncollectible accounts recorded by an Energenic subsidiary that owns and operates a central energy center and energy distribution system for a hotel, casino and entertainment complex in Atlantic City, New Jersey (see Note 15 to the consolidated financial statements). This charge is being excluded from Economic Earnings until the total economic impact of the proceedings are realized. Energenic management expects the proceedings to be concluded during 2015.

(7)
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

OVERVIEW - South Jersey Industries, Inc. (SJI or the Company) is an energy services holding company that provides a variety of products and services through the following wholly owned subsidiaries:

South Jersey Gas Company (SJG)

SJG, a New Jersey corporation, is an operating public utility company engaged in the purchase, transmission and sale of natural gas for residential, commercial and industrial use. SJG also sells natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system and transports natural gas purchased directly from producers or suppliers to their customers. SJG contributed approximately 68.5% of SJI's net income on a consolidated basis in 2014.

SJG's service territory covers approximately 2,500 square miles in the southern part of New Jersey. It includes 117 municipalities throughout Atlantic, Cape May, Cumberland and Salem Counties and portions of Burlington, Camden and Gloucester Counties, with an estimated permanent population of 1.2 million. SJG benefits from its proximity to Philadelphia, PA and Wilmington, DE on the western side of its service territory and the popular shore communities on the eastern side. Continuing expansion of SJG's infrastructure throughout its seven county region has fueled annual customer growth and creates opportunities for future extension into areas not yet served by natural gas.

SJG believes there is an ongoing transition of southern New Jersey's oceanfront communities from seasonal resorts to year round economies. Building expansions in the medical, hospitality and education sectors throughout the service territory have also contributed to SJG's growth. In 2014, SJG served approximately 69% of households within its territory with natural gas. SJG also serves southern New Jersey's diversified industrial base that includes processors of petroleum and agricultural products; chemical, glass and consumer goods manufacturers; and high technology industrial parks.

As of December 31, 2014, SJG served 366,854 residential, commercial and industrial customers in southern New Jersey, compared with 362,256 customers at December 31, 2013.  No material part of SJG's business is dependent upon a single customer or a few customers. Gas sales, transportation and capacity release for 2014 amounted to 138.2 MMdts (million dekatherms), of which 65.2 MMdts were firm sales and transportation, 1.4 MMdts were interruptible sales and transportation and 71.6 MMdts were off-system sales and capacity release. The breakdown of firm sales and transportation includes 42.6% residential, 19.4% commercial, 20.6% industrial, and 17.4% cogeneration and electric generation. As of December 31, 2014, SJG served 342,155 residential customers, 24,253 commercial customers and 446 industrial customers.  This includes 2014 net additions of 4,219 residential customers and 380 commercial customers.

SJG makes wholesale gas sales to gas marketers for resale and ultimate delivery to end users. These “off-system” sales are made possible through the issuance of the Federal Energy Regulatory Commission (FERC) Orders No. 547 and 636. Order No. 547 issued a blanket certificate of public convenience and necessity authorizing all parties, which are not interstate pipelines, to make FERC jurisdictional gas sales for resale at negotiated rates, while Order No. 636 allowed SJG to deliver gas at delivery points on the interstate pipeline system other than its own city gate stations and release excess pipeline capacity to third parties. During 2014, off-system sales amounted to 9.4 MMdts and capacity release amounted to 62.2 MMdts.

Supplies of natural gas available to SJG that are in excess of the quantity required by those customers who use gas as their sole source of fuel (firm customers) make possible the sale and transportation of gas on an interruptible basis to commercial and industrial customers whose equipment is capable of using natural gas or other fuels, such as fuel oil and propane. The term “interruptible” is used in the sense that deliveries of natural gas may be terminated by SJG at any time if this action is necessary to meet the needs of higher priority customers as described in SJG's tariffs. In 2014, usage by interruptible customers, excluding off-system customers, amounted to 1.4 MMdts, approximately 1.0% of the total throughput.

South Jersey Industries, Inc.
Part II

South Jersey Energy Solutions, LLC

SJI established South Jersey Energy Solutions, LLC (SJES) as a direct subsidiary for the purpose of serving as a holding company for all of SJI's non-utility businesses. The following businesses are wholly owned subsidiaries of SJES:

South Jersey Energy Company (SJE)

SJE provides services for the acquisition and transportation of natural gas and electricity for retail end users and markets total energy management services. As of December 31, 2014, SJE marketed natural gas and electricity to approximately 5,900 commercial and industrial customers. SJE is no longer active in the residential markets. Most customers served by SJE are located within New Jersey, northwestern Pennsylvania and New England. In 2014, SJE contributed approximately 1.0% of SJI's net income on a consolidated basis.

South Jersey Resources Group, LLC (SJRG)

SJRG markets natural gas storage, commodity and transportation assets on a wholesale basis. Customers include energy marketers, electric and gas utilities, power plants and natural gas producers. SJRG's marketing activities occur mainly in the mid-Atlantic, Appalachian and southern regions of the country.

SJRG also conducts price risk management activities by entering into a variety of physical and financial transactions including forward contracts, swap agreements, option contracts and futures contracts. In 2014, SJRG transacted 717.4 Bcf of natural gas. In 2014, SJRG contributed approximately 5.8% of SJI's net income on a consolidated basis.

South Jersey Exploration, LLC (SJEX)

SJEX owns oil, gas and mineral rights in the Marcellus Shale region of Pennsylvania. SJEX was a wholly owned subsidiary of SJRG until November 2011, when it became a wholly owned subsidiary of SJES. SJEX remains part of SJI's wholesale energy operations. In 2014, SJEX contributed approximately 2.1% of SJI's net income on a consolidated basis.

Marina Energy LLC (Marina)

Marina develops and operates energy-related projects. Marina's largest wholly owned operating project provides cooling, heating and emergency power to the Borgata Hotel Casino & Spa in Atlantic City, NJ.  Marina also owns numerous solar generation projects. In March 2013, substantially all of the assets of Marina's joint venture, LVE Energy Partners, LLC (LVE), an entity in which Marina had a 50% equity interest, were sold, and as of December 31, 2013 LVE was dissolved (see Note 15 to the consolidated financial statements).

Marina's other projects include a 50% equity interest in Energenic-US, LLC (Energenic). Energenic develops, owns and operates on-site energy projects such as thermal facilities, combined heat and power facilities, landfill gas-fired electric production facilities and solar projects.  In 2014, Marina contributed approximately 22.7% of SJI's net income on a consolidated basis.

South Jersey Energy Service Plus, LLC (SJESP)

SJESP services residential and small commercial HVAC systems, installs small commercial HVAC systems, provides plumbing services and services appliances under warranty via a subcontractor arrangement as well as on a time and materials basis. SJESP serves southern New Jersey where it is one of the largest local HVAC service company's with nearly 30 experienced, NATE certified technicians. SJESP receives a commission on all new and renewed service contracts and is paid a fee to service those warranty contracts. In 2014, SJESP contributed less than 1.0% of SJI's net income on a consolidated basis.

Other

SJI Midstream, LLC consists of the Company's 20% investment in PennEast Pipeline Company, LLC, through which SJI, along with other investors, expect to construct an approximately 100-mile natural gas pipeline that will extend from Northeastern Pennsylvania into New Jersey, estimated to be completed in 2017.

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

The following is a summary of the primary factors we expect to have the greatest impact on SJI's performance and ability to achieve the long-term goals going forward:

Business Model - In developing SJI's current business model, our focus has been on our core utility and natural extensions of that business. That focus enables us to concentrate on business activities that match our core competencies. Going forward we expect to pursue business opportunities that fit this model.

Customer Growth - Southern New Jersey, our primary area of operations, has not been immune to the issues impacting the new housing market nationally. However, net customers for SJG still grew 1.3% for 2014 as SJG increased its focus on customer conversions.   In 2014, the 5,790 consumers converting their homes and businesses from other heating fuels, such as electric, propane or oil, represented over 69.0% of the total new customer acquisitions for the year.  In comparison, conversions over the past five years averaged 4,142 annually.  Customers in our service territory typically base their decisions to convert on comparisons of fuel costs, environmental considerations and efficiencies.  As such, SJG began a comprehensive partnership with the State's Office of Clean Energy to educate consumers on energy efficiency and to promote the rebates and incentives available to natural gas users.

Regulatory Environment - SJG is primarily regulated by the New Jersey Board of Public Utilities (BPU). The BPU sets the rates that SJG charges its rate-regulated customers for services provided and establishes the terms of service under which SJG operates. SJG expects the BPU to continue to set rates and establish terms of service that will enable SJG to obtain a fair and reasonable return on capital invested. The BPU approved a Conservation Incentive Program (CIP) effective October 1, 2006, discussed in greater detail under "Results of Operations", that protects SJG's net income from reductions in gas used by residential, commercial and small industrial customers. In addition, in February 2013, the BPU issued an Order approving the Accelerated Infrastructure Replacement Program (AIRP), a $141.2 million program to replace cast iron and unprotected bare steel mains and services over a four-year period, with annual investments of approximately $35.3 million. SJG earns a return on AIRP investments until they are included in rate base in future base rate proceedings. The BPU also issued an Order in August 2014 approving the Storm Hardening and Reliability Program (SHARP), a $103.5 million program to replace low-pressure distribution mains and services with high-pressure mains and services on the barrier islands over a three-year period, with annual investments of approximately $34.5 million.  SJG earns a return on SHARP investments until they are included in rate base through annual rate adjustments.

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

Changes in Natural Gas and Electricity Prices - The utility's gas costs are passed on directly to customers without any profit margin added by SJG. The price the utility charges its periodic customers is set annually, with a regulatory mechanism in place to make limited adjustments to that price during the course of a year. In the event that gas cost increases would justify customer price increases greater than those permitted under the regulatory mechanism, SJG can petition the BPU for an incremental rate increase. High prices can make it more difficult for SJG's customers to pay their bills and may result in elevated levels of bad-debt expense. Among our nonutility activities, the business most likely to be impacted by changes in natural gas prices is our wholesale gas marketing business. Wholesale gas marketing typically benefits from volatility in gas prices during different points in time. The actual price of the commodity does not typically have an impact on the performance of this business line.  Our ability to add and retain customers at our retail marketing business is affected by the relationship between the price that the utility charges customers for gas or electric and the cost available in the market at specific points in time.  However, retail marketing accounts for a very small portion of SJI's overall activities.

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

Labor and Benefit Costs - Labor and benefit costs have a significant impact on SJI's profitability. Benefit costs, especially those related to pension and health care, have risen in recent years. We seek to manage these costs by revising health care plans offered to existing employees, capping postretirement health care benefits, and changing health care and pension packages offered to new hires. We expect savings from these changes to gradually increase as new hires replace retiring employees. Our workforce totaled approximately 700 employees at the end of 2014, of which approximately 310 are unionized.

Balance Sheet Strength - Our goal is to maintain a strong balance sheet. Our average equity-to-capitalization ratio was approximately 44% as calculated for the four quarters of 2014 as compared with 45% in 2013. A strong balance sheet assists us in maintaining the financial flexibility necessary to take advantage of growth opportunities and to address volatile economic and commodity markets while maintaining a low-to-moderate risk platform.

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

Derivatives - SJI recognizes assets or liabilities for contracts that qualify as derivatives that are entered into by its subsidiaries when such contracts are executed. We record contracts at their fair value in accordance with FASB ASC Topic 815 - “Derivatives and Hedging.”  We record changes in the fair value of the effective portion of derivatives qualifying as cash flow hedges, net of tax, in Accumulated Other Comprehensive Loss and recognize such changes in the income statement when the hedged item affects earnings. Changes in the fair value of derivatives not designated as hedges are recorded in earnings in the current period. Currently we do not have any energy-related derivative instruments designated as cash flow hedges. Beginning in July 2012, hedge accounting was discontinued for the remaining interest rate derivatives. As a result, unrealized gains and losses on these derivatives, that were previously recorded in Accumulated Other Comprehensive Loss on the consolidated balance sheets, are being reclassified into earnings over the remaining life of the originally hedged items. These derivatives will mature in 2026.

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

Level 3 valuation methods for natural gas derivative contracts include utilizing another location in close proximity adjusted for certain pipeline charges to derive a basis value. The significant unobservable inputs used in the fair value measurement of certain natural gas contracts consist of forward prices developed based on industry standard methodologies. Significant increases (decreases) in these forward prices for purchases of natural gas would result in a directionally similar impact to the fair value measurement and for sales of natural gas would result in a directionally opposite impact to the fair value measurement. Level 3 valuation methods for electric represent the value of the contract marked to the forward wholesale curve, as provided by daily exchange quotes for delivered electricity. The significant unobservable inputs used in the fair value measurement of electric contracts consist of fixed contracted electrical load profiles; therefore, no change in unobservable inputs would occur. Unobservable inputs are updated daily using industry standard techniques. Management reviews and corroborates the price quotations to ensure the prices are observable which includes consideration of actual transaction volumes, market delivery points, bid-ask spreads and contract duration.

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

Discount rates declined in 2012 and were the primary cost drivers used in determining plan costs in 2013. However, improvements in the equity markets during 2012 and a $12.7 million pension plan contribution in January 2013, significantly offset the negative impact of declining discount rates. As such, the resulting financial impact on the Company was not significant in 2013. During 2013, discount rates increased and equity markets continued to outperform management's expectations. As a result, the Company experienced a $5.3 million decrease in the cost of providing such benefits in 2014.

During 2014, discount rates fell back to the low point experienced in 2012. A subsequent decrease in discount rates in 2014, coupled with lower than expected returns on plan assets and the impact of new mortality tables released by the Society of Actuaries in late 2014, result in an expected $7.7 million increase in the cost of providing such benefits in 2015. Management took measures to mitigate this increase by contributing an aggregate of $26.0 million to its pension and postretirement healthcare plans in January 2015. These contributions are expected to earn $1.4 million, resulting in an estimated net increase in retirement benefit costs of $6.3 million in 2015.

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

SJRG presents revenues and expenses related to its energy trading activities on a net basis in Operating Revenues - Nonutility in the consolidated statements of income consistent with GAAP. This net presentation has no effect on operating income or net income.

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

SJG filed a petition in March 2013 to extend the Conservation Incentive Program (CIP) program and, in May 2014, the BPU approved the continuation of the CIP, with certain modifications. Each CIP year begins October 1 and ends September 30 of the subsequent year.  On a monthly basis during a CIP year, SJG records adjustments to earnings based on weather and customer usage factors, as incurred.  Subsequent to each year, SJG makes filings with the BPU to review and approve amounts recorded under the CIP.  BPU-approved cash inflows or outflows generally will not begin until the next CIP year and have no impact on earnings at that time.

South Jersey Industries, Inc.
Part II

NEW ACCOUNTING PRONOUNCEMENTS - See detailed discussions concerning New Accounting Pronouncements and their impact on SJI in Note 1 to the consolidated financial statements.

RATES AND REGULATION - As a public utility, SJG is subject to regulation by the BPU. Additionally, the Natural Gas Policy Act, which was enacted in November 1978, contains provisions for Federal regulation of certain aspects of SJG's business. SJG is affected by Federal regulation with respect to transportation and pricing policies applicable to pipeline capacity from Transcontinental Gas Pipeline Corporation (SJG's major supplier), Columbia Gas Transmission Corporation and Dominion Transmission, Inc., since such services are provided under rates and terms established under the jurisdiction of the FERC. SJG's retail sales are made under rate schedules within a tariff filed with, and subject to the jurisdiction of, the BPU. These rate schedules provide primarily for either block rates or demand/commodity rate structures. SJG's primary rate mechanisms include base rates, the Basic Gas Supply Service Clause (BGSS), Accelerated Infrastructure Programs, Energy Efficiency Tracker (EET) and the Conservation Incentive Program (CIP).

In September 2010, the BPU granted SJG a base rate increase of $42.1 million, which was predicated in part upon an 8.21% rate of return on rate base that included a 10.3% return on common equity.  The $42.1 million included $16.6 million of revenue previously recovered through the CIP and $6.8 million of revenues previously recovered through the CIRT, resulting in incremental revenue of $18.7 million.  SJG was permitted to recover regulatory assets contained in its petition and was allowed to defer certain federally mandated pipeline integrity management program costs for recovery in its next base rate case.  In addition, annual depreciation expense was reduced by $1.2 million as a result of the amortization of excess cost of removal recoveries.  The BPU also authorized a Phase II of the base rate proceeding to address the recovery of investment in CIRT not rolled into rate base in this case.

In November 2013, SJG filed a base rate case with the BPU to increase base rates to obtain a certain level of return on its capital investments. In September 2014, the BPU granted SJG a base rate increase of $20.0 million, which was predicated, in part, upon a 7.10% rate of return on rate base that included a 9.75% return on common equity.  The $20.0 million includes approximately $7.5 million of revenue associated with previously approved Accelerated Infrastructure Replacement Program (AIRP) investments that were rolled into base rates. SJG was also permitted to recover certain regulatory assets and to reduce its composite depreciation rate from 2.4% to 2.1%. These changes became effective on October 1, 2014.

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

The CIP is a BPU-approved program that is designed to eliminate the link between SJG profits and the quantity of natural gas SJG sells, and to foster conservation efforts. With the CIP, SJG's profits are tied to the number of customers served and how efficiently SJG serves them, thus allowing SJG to focus on encouraging conservation and energy efficiency among its customers without negatively impacting net income.  The CIP tracking mechanism adjusts earnings based on weather, and also adjusts SJG's earnings when actual usage per customer experienced during an annual period varies from an established baseline usage per customer.  In January 2010, the BPU approved an extension of the CIP through September 2013, with an automatic one year extension through September 2014 if a request for an extension was filed by March 2013. A petition was filed in March 2013 to extend the CIP program and in May 2014 the BPU approved the continuation of the CIP, with certain modifications.

Utility earnings are recognized during current periods based upon the application of the CIP. The cash impact of variations in customer usage will result in cash being collected from, or returned to, customers during the subsequent CIP year, which runs from October 1 to September 30.

South Jersey Industries, Inc.
Part II

The effects of the CIP on SJG's net income for the last three years and the associated weather comparisons were as follows ($'s in millions):

	2014	2013	2012
Net Income Benefit:
CIP - Weather Related	$(4.7)	$(0.3)	$9.4
CIP - Usage Related	2.0	3.4	5.8
Total Net Income Benefit	$(2.7)	$3.1	$15.2

Weather Compared to 20-Year Average	7.5% colder	0.6% colder	17.7% warmer
Weather Compared to Prior Year	4.6% colder	20.6% colder	8.6% warmer

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

Earnings accrued and payments received under the CIP are limited to a level that will not cause SJG's return on equity to exceed 9.75% (excluding earnings from off-system gas sales and certain other tariff clauses) and the annualized savings attained from reducing gas supply and storage assets.

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

SJRG competes in the wholesale natural gas market against a wide array of competitors on a cost competitive, term of service, and reliability basis. SJRG has been a reliable energy provider in this arena for 19 years.

Marina competes with other companies that develop and operate on-site energy production. Marina also faces competition from customers' preferences for alternative technologies for energy production, as well as those customers that address their energy needs internally.

SJE competes with utilities and other third-party marketers to sell the unregulated natural gas and electricity commodity to customers. Marketers compete largely on price, which is driven by the commodity market. While the utilities are typically indifferent as to where customers get their gas or electricity, the price they set for the commodity they sell creates competition for SJE. Based on its market share, SJE is one of the largest marketers of natural gas in southern New Jersey as of December 31, 2014. In addition, similar to SJG, SJE faces competition from other energy products.

SJESP competes primarily with smaller, local contractors in southern New Jersey that service residential and commercial HVAC systems and provide major appliance repair and plumbing services. These contractors typically only serve their local communities and do not serve the entire southern part of New Jersey.

South Jersey Industries, Inc.
Part II

CUSTOMER CHOICE LEGISLATION - All residential natural gas customers in New Jersey can choose their natural gas commodity supplier under the terms of the “Electric Discount and Energy Competition Act of 1999." This bill created the framework and necessary time schedules for the restructuring of the state's electric and natural gas utilities. The Act established unbundling, where redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. It also established time frames for instituting competitive services for customer account functions and for determining whether basic gas supply services should become competitive. Customers purchasing natural gas from a provider other than the local utility (the “marketer”) are charged for the gas costs by the marketer and charged for the transportation costs by the utility. The total number of customers in SJG's service territory purchasing natural gas from a marketer averaged 41,837, 46,872 and 39,398 during 2014, 2013 and 2012, respectively.

RESULTS OF OPERATIONS:

SJI operates in several different reportable operating segments. These segments are as follows:

•	Gas utility operations (SJG) consist primarily of natural gas distribution to residential, commercial and industrial customers.

•	Wholesale energy operations include the activities of SJRG and SJEX.

•	SJE is involved in both retail gas and retail electric activities.

◦	Retail gas and other operations include natural gas acquisition and transportation service business lines.

◦	Retail electric operations consist of electricity acquisition and transportation to commercial and industrial customers.

•	On-site energy production consists of Marina's thermal energy facility and other energy-related projects.

•	Appliance service operations includes SJESP’s servicing of appliances under warranty via a subcontractor arrangement as well as on a time and materials basis.

In the first quarter of 2014, SJI began grouping its non-utility operations into two categories: Energy Group and Energy Services. Energy Group includes wholesale energy, retail gas and other, and retail electric operations. Energy Services includes on-site energy production and appliance service operations. Due to this grouping, some of the Company's prior period numbers were recast to conform with the current period presentation. However, no changes were made to the reportable operating segments.

Net Income attributable to SJI for 2014 increased $15.5 million, or 18.9%, to $97.0 million compared to 2013 primarily as a result of the following:

•
The income contribution from SJRG increased $28.0 million to net income of $5.6 million due primarily to an approximately $16.6 million increase related to higher daily trading margins and higher storage volumes sold as described in "Gross Margin - Energy Group" below, along with an $11.4 million increase resulting from the change in unrealized gains and losses on derivatives used by the wholesale energy operations to mitigate natural gas commodity price risk, as discussed under "Operating Revenues - Energy Group" below.

•	The income contribution from SJG increased $4.2 million to $66.5 million due primarily to increases in the accelerated infrastructure programs and customer growth over the prior year.

•
The income contribution from Marina decreased $16.9 million to $22.0 million due primarily to a reserve for uncollectible accounts established at one of Energenic's operating subsidiaries, of which Marina has a 50% equity interest (see Note 15 to the consolidated financial statements), along with the impact of the investment tax credits available on renewable energy facilities as compared to the prior year.

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

The types of transactions that cause the most significant volatility in operating results are as follows:

•
The wholesale energy operations at SJRG purchases and holds natural gas in storage to earn a profit margin from its ultimate sale in the future. The wholesale energy operations use derivatives to mitigate commodity price risk in order to substantially lock-in the profit margin that will ultimately be realized. However, gas stored in inventory is accounted for at the lower of average cost or market; the derivatives used to reduce the risk associated with a change in the value of the inventory are accounted for at fair value, with changes in fair value recorded in operating results in the period of change. As a result, earnings are subject to volatility as the market price of derivatives change, even when the underlying hedged value of the inventory is unchanged. Additionally, volatility in earnings is created when realized gains and losses on derivatives used to mitigate commodity price risk on expected future purchases of gas injected into storage are recognized in earnings when the derivatives settle, but the cost of the related gas in storage is not recognized in earnings until the period of withdrawal. This volatility can be significant from period to period. Over time, gains or losses on the sale of gas in storage will be offset by losses or gains on the derivatives, resulting in the realization of the profit margin expected when the transactions were initiated.

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

We define Economic Earnings as: Income from continuing operations, (1) less the change in unrealized gains and plus the change in unrealized losses, as applicable and in each case after tax, on all derivative transactions, and (2) less realized gains and plus realized losses, as applicable and in each case after tax, on all commodity derivative transactions attributed to expected purchases of gas in storage to match the recognition of these gains and losses with the recognition of the related cost of the gas in storage in the period of withdrawal, and (3) less the impact of transactions or contractual arrangements where the true economic impact will be realized in a future period. With respect to the third part of the definition of Economic Earnings:

•
For the twelve months ended December 31, 2014 and 2013, Economic Earnings includes additional depreciation expense on a solar generating facility. During 2012 an impairment charge was recorded within Income from Continuing Operations on a solar generating facility which reduced its depreciable basis and recurring depreciation expense. This impairment charge was excluded from Economic Earnings and therefore the related reduction in depreciation expense is being added back.

South Jersey Industries, Inc.
Part II

•
For the twelve months ended December 31, 2014, Economic Earnings excludes a $1.5 million loss (net of tax) from affiliated companies. This adjustment is the result of a reserve for uncollectible accounts recorded by an Energenic subsidiary that owns and operates a central energy center and energy distribution system for a hotel, casino and entertainment complex in Atlantic City, New Jersey (see Note 15 to the consolidated financial statements). This charge is being excluded from Economic Earnings until the total economic impact of the proceedings are realized. Energenic management expects the proceedings to be concluded during 2015.

•
For the twelve months ended December 31, 2013, Economic Earnings excludes a $0.8 million loss (net of tax) from affiliated companies, not part of ongoing operations. This adjustment is the result of the termination of the contract at LVE Energy Partners, LLC ("LVE") and is being excluded because all of the assets of LVE have been sold and LVE is no longer considered part of the ongoing operations of the Company. LVE was dissolved prior to December 31, 2013; as such, there was no gain/loss from affiliated companies not part of ongoing operations for the twelve months ended December 31, 2014.

•
For the twelve months ended December 31, 2012, Economic Earnings excludes a $1.4 million impairment charge due to a reduction in the expected cash flows to be received from a solar generating facility, net of tax, determined using a statutory tax rate of 41% (see Note 1 to the consolidated financial statements).

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

Economic Earnings for 2014 increased $6.9 million, or 7.1%, to $104.0 million compared to 2013 primarily as a result of the following:

•
The income contribution from SJRG increased $16.6 million to net income of $9.0 million due primarily to higher daily trading margins and higher storage volumes sold as described in "Gross Margin - Energy Group" below.

•	The income contribution from SJG increased $4.2 million to $66.5 million due primarily to increases in the accelerated infrastructure programs and customer growth over the prior year.

•
The income contribution from Marina decreased $14.4 million to $24.0 million due primarily to a reserve for uncollectible accounts established at one of Energenic's operating subsidiaries, of which Marina has a 50% equity interest (see Note 15 to the consolidated financial statements), along with the impact of the investment tax credits available on renewable energy facilities as compared to the prior year.

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

South Jersey Industries, Inc.
Part II

The following table presents a reconciliation of our income from continuing operations and earnings per share from continuing operations to Economic Earnings and Economic Earnings per share (in thousands except per share data):

	2014	2013	2012

Income from Continuing Operations	$97,628	$82,389	$92,776
Minus/Plus:
Unrealized Mark-to-Market Losses/(Gains) on Derivatives	4,500	14,058	(854)
Realized Losses/(Gains) on Inventory Injection Hedges	427	(4)	(11)
Net Loss from Affiliated Companies, Not Part of Ongoing Operations (A)	—	751	—
Unrealized Loss on Property, Plant and Equipment	—	—	1,402
Net Loss from Affiliated Companies (B)	1,524	—	—
Other (C)	(100)	(100)	—

Economic Earnings	$103,979	$97,094	$93,313

Earnings per Share from Continuing Operations	$2.94	$2.57	$3.01
Minus/Plus:
Unrealized Mark-to-Market Losses/(Gains) on Derivatives	0.13	0.44	(0.03)
Realized Losses on Inventory Injection Hedges	0.01	—	—
Net Loss from Affiliated Companies, Not Part of Ongoing Operations (A)	—	0.02	—
Unrealized Loss on Property, Plant and Equipment	—	—	0.05
Net Loss from Affiliated Companies (B)	0.05	—	—

Economic Earnings per Share	$3.13	$3.03	$3.03

South Jersey Industries, Inc.
Part II

The effect of derivative instruments not designated as hedging instruments under GAAP in the consolidated statements of income (see Note 16 to the consolidated financial statements) is as follows (gains (losses) in thousands):

	2014	2013	2012
Losses on energy related commodity contracts	$(6,592)	$(25,823)	$(193)
(Losses) gains on interest rate contracts	(467)	2,760	660
Total before income taxes	(7,059)	(23,063)	467
Income taxes (D)	2,824	9,455	(191)
Total after income taxes	(4,235)	(13,608)	276
Unrealized mark-to-market (losses) gains on derivatives held by affiliated companies, net of tax (D)	(265)	(450)	578
Total unrealized mark-to-market (losses) gains on derivatives	(4,500)	(14,058)	854
Realized (losses) gains on inventory injection hedges, net of tax (D)	(427)	4	11
Net Loss from Affiliated Companies, Not Part of Ongoing Operations (A)	—	(751)	—
Unrealized Loss on Property, Plant and Equipment	—	—	(1,402)
Net Loss from Affiliated Companies (B)	(1,524)	—	—
Other (C)	100	100	—
Total reconciling items between income from continuing operations and economic earnings	$(6,351)	$(14,705)	$(537)

(A) Resulting from the termination of the contract at LVE Energy Partners, LLC to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada.

(B) Resulting from a reserve for uncollectible accounts recorded by an Energenic subsidiary that owns and operates a central energy center and energy distribution system for a hotel, casino and entertainment complex in Atlantic City, New Jersey (see Note 15 to the consolidated financial statements). This charge is being excluded from Economic Earnings until the total economic impact of the proceedings are realized. Energenic management expects the proceedings to be concluded during 2015.

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

(D) For 2014, determined using a combined average statutory tax rate of 40%. For 2013 and 2012, determined using a combined statutory tax rate of 41%.

South Jersey Industries, Inc.
Part II

Throughput-Gas Utility Operations - The following table summarizes the composition of select gas utility data for the three years ended December 31 (in thousands, except for customer and degree day data):

	December 31, 2014		December 31, 2013		December 31, 2012
Utility Throughput - dth:
Firm Sales -
Residential	24,508	18%	22,070	20%	18,586	14%
Commercial	5,530	4%	5,408	5%	4,733	4%
Industrial	283	—	292	—	258	1%
Cogeneration and electric generation	1,035	1%	1,562	1%	1,598	1%
Firm Transportation -
Residential	3,291	2%	3,319	3%	2,335	2%
Commercial	7,103	5%	6,780	6%	5,587	4%
Industrial	13,168	10%	13,051	12%	12,892	10%
Cogeneration and electric generation	10,307	7%	7,977	7%	9,816	8%
Total Firm Throughput	65,225	47%	60,459	54%	55,805	44%

Interruptible Sales	—	—	14	—	2	—
Interruptible Transportation	1,401	1%	1,452	1%	1,361	1%
Off-System	9,411	7%	9,685	9%	8,318	6%
Capacity Release	62,193	45%	40,088	36%	63,998	49%

Total Throughput - Utility	138,230	100%	111,698	100%	129,484	100%

Utility Operating Revenues:
Firm Sales-
Residential	$279,797	56%	$246,227	56%	$248,547	59%
Commercial	63,584	13%	57,126	13%	53,726	13%
Industrial	4,070	1%	3,485	1%	2,872	—
Cogeneration and electric generation	6,037	1%	8,144	2%	6,562	2%
Firm Transportation -
Residential	20,648	4%	21,392	5%	16,388	4%
Commercial	30,850	6%	28,165	6%	24,217	6%
Industrial	25,737	5%	23,551	5%	21,637	5%
Cogeneration and electric generation	9,531	2%	6,982	2%	7,555	2%
Total Firm Revenues	440,254	88%	395,072	90%	381,504	91%

Interruptible Sales	15	—	342	—	52	—
Interruptible Transportation	1,694	—	1,827	—	1,546	—
Off-System	52,809	11%	41,488	9%	30,249	7%
Capacity Release	5,835	1%	6,384	1%	7,322	2%
Other	1,268	—	1,367	—	1,201	—
	501,875	100%	446,480	100%	421,874	100%

Less:
Intercompany Sales	1,123		1,560		1,056
Total Utility Operating Revenue	500,752		444,920		420,818

South Jersey Industries, Inc.
Part II

Less:
Cost of sales	230,093		198,521		187,655
Conservation recoveries *	24,836		15,909		9,019
Remediation Adjustment Clause recoveries *	8,255		8,137		7,823
Energy Efficiency Tracker (EET) recoveries*	4,169		4,509		3,350
Revenue taxes	1,141		5,247		5,974

Utility Margin	$232,258		$212,597		$206,997
Margin:
Residential	$159,780	69%	$138,136	65%	$118,015	57%
Commercial and industrial	65,492	29%	57,495	27%	51,048	25%
Cogeneration and electric generation	5,343	2%	5,022	2%	5,062	2%
Interruptible	81	—	114	—	83	—
Off-system & capacity release	3,023	1%	2,070	1%	2,044	1%
Other revenues	2,131	1%	1,752	1%	1,602	1%
Margin before incentive mechanisms	235,850	102%	204,589	96%	177,854	86%
CIRT mechanism	—	—	2,204	1%	3,031	2%
CIP mechanism	(4,529)	(2)%	5,310	3%	25,672	12%
EET mechanism	937	—	494	—	440	—

Utility Margin**	$232,258	100%	$212,597	100%	$206,997	100%
Number of Customers at Year End:
Residential	342,155	93%	337,936	93%	333,347	93%
Commercial	24,253	7%	23,873	7%	23,506	7%
Industrial	446	—	447	—	453	—

Total Customers	366,854	100%	362,256	100%	357,306	100%

Annual Degree Days***	4,872		4,658		3,862

* Represents expenses for which there is a corresponding credit in operating revenues. Therefore, such recoveries have no impact on our financial results.
** Utility Margin is further defined under the caption "Margin-Gas Utility Operations" below.
*** Each day, each degree of average daily temperature below 65 degrees Fahrenheit is counted as one heating degree-day. Annual degree-days is the sum of the daily totals.

Throughput - Gas Utility Operations - Total gas throughput increased 26.5 million decatherms (MMdts), or 23.8%, from 2013 to 2014 primarily due to higher capacity release. Capacity release increased 22.1 MMdts as a result of the expiration of an Asset Management Agreement (AMA) that was in effect during 2013. Volumes released under AMA's are not included in the throughput table above. The capacity previously committed under the expired AMA was available to be released during 2014. While capacity release can create significant volatility in throughput, it has little impact on revenue and margin generated from such activity. Firm throughput increased 4.8 MMdts, or 7.9%, during 2014 as a result of weather that was 4.6% colder than the previous year and the addition of 4,598 customers during 2014, representing 1.3% customer growth. In addition, supply disruptions at a cogeneration facility in SJG's territory during 2014 created opportunity for SJG. That customer was being supplied directly by an interstate pipeline. However, with the disruption, SJG has been transporting a significant volume of commodity to this cogeneration facility to meet its needs. Partially offsetting these increases was a 0.5 MMdts reduction in electric generation firm sales to a regional electric generation customer. This resulted from lower weather-driven demand for electric generation during the 2014 summer season as weather was not as hot as in the previous summer.

South Jersey Industries, Inc.
Part II

Total gas throughput decreased 17.8 MMdts, or 13.7%, from 2012 to 2013 primarily due to lower throughput in the Capacity Release market which decreased 23.9 MMdts. SJG was releasing capacity in smaller segments ("segmenting") in 2012 and 2011 based on the demand in the market at that time. While segmenting has little impact on revenue and margin generated from such activity, it does increase throughput significantly. Due to colder weather experienced in the region in 2013, SJG also experienced increased demand from its firm customers, thereby creating fewer opportunities for Capacity Release during the winter months. Firm throughput increased 4.7 MMdts, or 8.3%, in 2013. This is most apparent in the heat sensitive residential and commercial markets whose throughput increased as a result of weather that was 20.6% colder in 2013, as compared with 2012. Also contributing to higher throughput was the addition of 4,950 customers during 2013, representing 1.4% customer growth.

Operating Revenues - Gas Utility Operations 2014 vs. 2013 - Revenues increased $55.8 million, or 12.6%, during 2014 compared with 2013 after eliminating intercompany transactions due to higher firm sales and Off-System Sales (OSS). Total firm revenue increased $45.2 million, or 11.4%, in 2014 as a result of 4.6% colder weather and 4,598 additional customers compared with 2013, as previously discussed under "Throughput-Gas Utility Operations." While colder weather increased firm sales revenue, the revenue increase has little impact on SJG profitability under the operation of the CIP, as discussed below under the captions "Conservation Incentive Program (CIP)" and "Margin-Gas Utility Operations." As further discussed under "Margin-Gas Utility Operations", the roll in of certain capital investments into base rates effective October 1, 2013, increased revenue by approximately $10.4 million during 2014. Effective October 1, 2014, SJG also had a base rate increase and a 22.1% increase in its periodic BGSS rate, as discussed in Notes 10 and 11 to the consolidated financial statements. The impact of these rate increases on revenue was $7.1 million and $4.9 million, respectively.

Higher OSS unit prices resulted in a $11.3 million, or 27.3%, increase in OSS revenues during 2014, compared with 2013. Colder weather led to greater demand during the first quarter of 2014, allowing SJG to increase revenue from such sales. However, the impact of changes in OSS activity does not have a material impact on the earnings of SJG, as SJG is required to return 85% of the profits of such activity to its ratepayers. Earnings from OSS can be seen in the "Margin" table above.

Operating Revenues - Gas Utility Operations 2013 vs. 2012 - Revenues increased $24.1 million, or 5.7%, during 2013 compared with 2012 after eliminating intercompany transactions. Total firm revenue increased $13.6 million, or 3.6%, in 2013 as a result of 20.6% colder weather and 4,950 additional customers compared with 2012, as previously discussed under "Throughput-Gas Utility Operations." While these factors increased firm sales volumes significantly, associated revenue did not increase proportionately as a result of lower gas costs being passed through to those customers. In October 2012, SJG reduced its periodic BGSS rate by 18% and also gave a refund of $9.4 million to its periodic BGSS customers in January 2013. While changes in gas costs and BGSS recoveries/refunds fluctuate from period to period, SJG does not profit from the sale of the commodity. Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on SJG profitability, as further discussed below under the caption "Margin-Gas Utility Operations".

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

Operating Revenues - Energy Group 2014 vs. 2013 - Combined revenues for Energy Group, net of intercompany transactions, increased $90.9 million, or 39.3%, to $322.3 million in 2014 compared with 2013.

Revenues from retail gas operations at SJE, net of intercompany transactions, increased $19.5 million, or 18.1%, in 2014 compared with 2013. Excluding the change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $0.7 million, revenues increased $20.2 million, or 18.8%, in 2014 compared with 2013. The increase in revenues was mainly due to a 20.9% increase in the average monthly New York Mercantile Exchange (NYMEX) settle price, along with a 6.8% increase in sales volumes compared with 2013. Sales volumes totaled 26,664,062 and 24,960,661 dekatherms for the year ended December 31, 2014 and 2013, respectively.

South Jersey Industries, Inc.
Part II

A summary of SJE's retail gas revenue is as follows (in millions):

	2014	2013	Change

SJE Retail Gas Revenue	$126.8	$107.3	$19.5

Add: Unrealized Losses (Subtract: Unrealized Gains)	0.8	0.1	0.7

SJE Retail Gas Revenue, Excluding Unrealized Losses	$127.6	$107.4	$20.2

We continue to focus our marketing efforts on the pursuit of non-heat-sensitive commercial customers in an effort to mitigate price volatility and weather risk.

Revenues from retail electric operations at SJE, net of intercompany transactions, decreased $4.7 million, or 3.8%, to $119.0 million in 2014 compared with 2013. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $0.2 million, revenues decreased $4.5 million, or 3.6%, in 2014 compared with 2013.

A summary of SJE's retail electric revenue is as follows (in millions):

	2014	2013	Change

SJE Retail Electric Revenue	$119.0	$123.7	$(4.7)

Add: Unrealized Losses (Subtract: Unrealized Gains)	0.9	0.7	0.2

SJE Retail Electric Revenue, Excluding Unrealized Losses (Gains)	$119.9	$124.4	$(4.5)

The decrease in revenues from retail electric operations at SJE as defined above was mainly due to a 9.8% decrease in sales volumes. SJE uses forward financial contracts to mitigate commodity price risk on fixed price electric contracts. In accordance with GAAP, the forward financial contracts are recorded at fair value, with changes in fair value recorded in earnings in the period of change. The related customer contracts are not considered derivatives and, therefore, are not recorded in earnings until the electricity is delivered. As a result, earnings are subject to volatility as the market price of the forward financial contracts change, even when the underlying hedged value of the customer contract is unchanged. Over time, gains or losses on the sale of the fixed price electric under contract will be offset by losses or gains on the forward financial contracts, resulting in the realization of the profit margin expected when the transactions were initiated. The retail electric operations at SJE serve both fixed and market-priced customers.

Revenues from wholesale energy operations at SJRG, net of intercompany transactions, increased $76.2 million in 2014 compared with 2013. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $(20.2) million and adjusting for the change in realized gains and losses on all hedges attributed to inventory injection transactions of $0.7 million to align them with the related cost of inventory in the period of withdrawal, revenues from the wholesale energy operations at SJRG increased $56.7 million in 2014 compared with 2013.

South Jersey Industries, Inc.
Part II

A summary of revenues from wholesale energy operations at SJRG is as follows (in millions):

	2014	2013	Change

SJRG Revenue	$76.9	$0.7	$76.2

Add: Unrealized Losses (Subtract: Unrealized Gains)	4.9	25.1	(20.2)
Add: Realized Losses (Subtract: Realized Gains) on Inventory Injection Hedges	0.7	—	0.7

SJRG Revenue, Excluding Unrealized Losses (Gains) and Realized Losses (Gains) on Inventory Injection Hedges	$82.5	$25.8	$56.7

The increase in revenues from the wholesale energy operations of SJRG as defined above was due mainly to higher margins on daily energy trading activities along with a 44.0% increase in storage volumes sold. As discussed in Note 1 to the consolidated financial statements, revenues and expenses related to the energy trading activities of SJRG are presented on a net basis in Operating Revenues - Nonutility on the statements of consolidated income.

Operating Revenues - Energy Services - Combined revenues for Energy Services, net of intercompany transactions, increased $8.9 million, or 16.1%, to $64.0 million in 2014 compared with 2013.

Revenues from on-site energy production at Marina, net of intercompany transactions, increased $12.1 million, or 29.2%, to $53.4 million in 2014 compared with 2013 due to several new renewable energy projects that began operations during 2014, along with higher hot water production and electricity sales at the wholly-owned thermal facility due to colder temperatures during the first quarter of 2014 as compared to the prior year.

Revenues from appliance service operations at SJESP, net of intercompany transactions, decreased $3.2 million, or 23.4%, to $10.5 million in 2014 compared with 2013 primarily due to lower installation jobs compared to the prior year.

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

South Jersey Industries, Inc.
Part II

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

Margin - Gas Utility Operations - SJG's margin is defined as natural gas revenues less natural gas costs; volumetric and revenue based energy taxes; and regulatory rider expenses. We believe that margin provides a more meaningful basis for evaluating utility operations than revenues since natural gas costs, energy taxes and regulatory rider expenses are passed through to customers, and therefore, have no effect on margin. Natural gas costs are charged to operating expenses on the basis of therm sales at the prices approved by the BPU through the BGSS tariff.

Total margin in 2014 increased $19.7 million, or 9.2%, from 2013 primarily due to the settlement of the base rate case effective October 1, 2014, CIRT investments that rolled into base rates effective October 1, 2013 and customer additions. The base rate case settlement contributed approximately $7.1 million in additional margin during the fourth quarter of 2014. The CIRT investments rolling into base rates effective October 1, 2013 contributed approximately $10.4 million in incremental margin through September 2014. In addition, SJG added 4,598 net customers over the twelve-month period ended December 31, 2014.

The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. As reflected in the margin table and the CIP table above, the CIP mechanism reduced margin by $4.5 million, or $2.7 million after taxes, during 2014, primarily due to weather that was colder than normal. The CIP protected $5.3 million, or $3.1 million after taxes, of margin during the same period in 2013 that would have been lost due to lower customer usage.

Total margin in 2013 increased $5.6 million, or 2.7%, from 2012 primarily due to customer additions. SJG added 4,950 net customers during 2013 representing growth of 1.4% over the prior year.

The CIP protected $5.3 million of pre-tax margin in 2013 that would have been lost due to lower customer usage, compared to $25.7 million in 2012.  Of these amounts, $(0.5) million and $15.8 million were related to weather variations and $5.8 million and $9.9 million were related to other customer usage variations in 2013 and 2012, respectively.

Gross Margin - Nonutility - Gross margin for the nonutility businesses is defined as revenue less all costs that are directly related to the production, selling and delivery of the company's products and services. These costs primarily include natural gas and electric commodity costs as well as certain payroll and related benefits. On the statements of consolidated income, revenue is reflected in Operating Revenues - Nonutility and the costs are reflected in Cost of Sales - Nonutility. As discussed in Note 1 to the consolidated financial statements, revenues and expenses related to the energy trading activities of SJRG are presented on a net basis in Operating Revenues - Nonutility on the statements of consolidated income.

Gross Margin — Energy Group — For 2014, combined gross margins for Energy Group, net of intercompany transactions, increased $51.1 million to $29.8 million compared with 2013. This increase is primarily due to the following:

•
Gross Margin from SJE's retail gas and other operations increased $0.9 million in 2014 compared with 2013. Excluding the impact of the net change in unrealized gains/losses recorded on forward financial contracts due to price volatility of $0.7 million as discussed above, gross margin increased $1.6 million in 2014 compared with 2013. This increase was primarily due to increases in sales volumes as discussed in "Operating Revenues-Energy Group" above. Excluding the impact of the net change in unrealized gains/losses recorded on forward financial contracts as discussed above, gross margin as a percentage of Operating Revenues did not change significantly in 2014 compared with 2013.

•
Gross margin from SJE's retail electric operations decreased $0.1 million in 2014 compared with 2013. Excluding the impact of the net change in unrealized gains/losses recorded on forward financial contracts due to price volatility of $0.2 million as discussed above, gross margin increased $0.1 million in 2014 compared with 2013, which does not represent a significant change. Excluding the impact of the unrealized gains/losses discussed above, gross margin as a percentage of Operating Revenues did not change significantly in 2014 compared with 2013.

•
Gross margin from the wholesale energy operations of SJRG increased $48.9 million in 2014 compared with 2013. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $(20.2) million and adjusting for the change in realized gains and losses on all hedges attributed to inventory injection transactions of $0.7 million to align them with the related cost of inventory in the period of withdrawal as discussed above, gross margin for SJRG increased $29.4 million. The increase in gross margin was mainly due to higher margins on daily energy trading activities along with an increase in storage volumes sold as discussed in "Operating Revenues-Energy Group" above.

SJRG expects the wholesale energy operations to continue to add incremental margin from marketing and related opportunities in the Marcellus region, capitalizing on its established presence in the area. Future margins could fluctuate significantly due to the volatile nature of wholesale gas prices. As of December 31, 2014, the wholesale energy operations had 9.1 Bcf of storage and 518,378 dts/day of transportation under contract.

Gross Margin — Energy Services — For 2014, combined gross margins for Energy Services, net of intercompany transactions, increased $13.5 million to $49.6 million compared with 2013. This increase is primarily due to the following:

•
Gross Margin from on-site energy production at Marina increased $15.6 million in 2014 compared with 2013. Gross margin as a percentage of Operating Revenues increased 14.3 percentage points in 2014 compared with 2013. This was due mainly to the impact of several new, higher margin solar projects added during 2014. Also contributing to the increase is higher hot water production and electricity sales at the wholly-owned thermal facility due to colder temperatures during the first quarter of 2014 as compared to the prior year.

•
Gross margin from the appliance service operations at SJESP decreased $2.1 million in 2014 compared with 2013.  Gross margin as a percentage of Operating Revenues decreased 5.1 percentage points in 2014 compared with 2013. These decreases are mainly due to lower installation jobs compared to the prior year.

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

South Jersey Industries, Inc.
Part II

Operations Expense - A summary of net changes in operations expense follows (in thousands):

	2014 vs. 2013	2013 vs. 2012
Gas Utility Operations	$16,623	$7,380
Nonutility:
Energy Group:
Wholesale Energy Operations	1,870	(560)
Retail Gas and Other Operations	776	(137)
Retail Electric Operations	325	799
Subtotal Energy Group	2,971	102
Energy Services:
On-Site Energy Production	1,083	100
Appliance Service Operations	530	(1,108)
Subtotal Energy Services	1,613	(1,008)
Total Nonutility	4,584	(906)
Intercompany Eliminations and Other	(1,152)	88
Total Operations Expense	$20,055	$6,562

Gas utility operations expense increased $16.6 million and $7.4 million in 2014 and 2013, respectively, compared to the prior years. This was primarily the result of increases in spending under the New Jersey Clean Energy Program and Energy Efficiency Programs. Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting increase in revenues during 2014. SJG also had increases in expenses associated with uncollectible customer accounts receivable in 2014, which was a result of an increase in the aging of receivables.

Nonutility operations expense increased $4.6 million in 2014 compared with 2013, primarily due to additional personnel, governance and compliance costs incurred to support continued growth.

Nonutility operations expense decreased $0.9 million during 2013 compared with 2012 due primarily to a $2.4 million impairment charge taken in 2012 as discussed below, along with a decline in personnel costs at SJESP that resulted from an initiative to right-size our workforce. Partially offsetting this decrease is additional governance and compliance costs to support continued growth.

Other Operating Expenses - A summary of changes in other consolidated operating expenses (in thousands):

	2014 vs. 2013	2013 vs. 2012
Maintenance	$321	$(479)
Depreciation	$13,367	$8,301
Energy and Other Taxes	$(4,096)	$(170)

Maintenance - Maintenance expense increased $0.3 million during 2014 compared with 2013 primarily due to the amortization of previously deferred costs that were approved for recovery in SJG's September 2014 rate case settlement. See Notes 10 and 11 to the consolidated financial statements. Maintenance expense decreased $0.5 million during 2013 compared with 2012 as cost amortizations previously approved in SJG's September 2010 rate case settlement ceased. Such amortizations totaled $1.0 million in 2012; however, as of late 2012 these costs were fully amortized. This reduction in expense was partially offset by an increase in Remediation Adjustment Clause (RAC) expense amortization.

Depreciation Expense - Depreciation increased $13.4 million and $8.3 million during 2014 and 2013, respectively, compared to the prior years due mainly to the increased investment in property, plant and equipment by the gas utility operations of SJG and on-site energy production at Marina.

South Jersey Industries, Inc.
Part II

Energy and Other Taxes - Energy and Other Taxes decreased $4.1 million in 2014 compared with 2013 primarily due to the elimination of the gas utility operations' primary energy tax, the Transitional Energy Facilities Assessment, effective January 1, 2014 (see Note 1 to the consolidated financial statements). The change in Energy and Other Taxes in 2013 compared with 2012 was not significant.

Other Income and Expense - Other income and expense increased $0.8 million in 2014 compared with 2013 primarily due to a realized gain at the gas utility operations at SJG on the sale of available-for-sale securities, along with the settlement of outstanding litigation at SJEX. These were partially offset by a decrease in interest income on notes receivable from affiliates. The change in other income and expense in 2013 compared with 2012 was not significant due primarily to a decrease in interest income on notes receivable from affiliates, which was offset by a $1.1 million charge during the first quarter of 2012 at SJEX related to a reduction in expected cash flows to be received from certain shallow well investments in the Marcellus region.

Interest Charges - Interest charges increased $10.7 million in 2014 compared with 2013 primarily due to higher amounts of long-term debt outstanding at SJI and SJG, along with lower capitalization of interest costs on construction at the gas utility operations of SJG during 2014. Capital investments under SJG's CIRT were permitted by the BPU to accrue interest on construction, which reduces interest expense, until such time they were rolled into base rates. With the roll in of the CIRT investment effective October 1, 2013, the resulting reduction of interest expense from this major program ceased, leading to higher interest expense in 2014 compared with 2013. Also contributing to the increase were unrealized gains recognized during 2013 that did not recur in 2014 on interest rate contracts related to derivatives not designated as hedging instruments, which are recorded in Interest Charges on the consolidated statements of income (see Note 16 to the consolidated financial statements). The change in interest charges in 2013 compared with 2012 was not significant due primarily to an increase in interest costs resulting from the issuance of long-term debt in 2012 as discussed below, which was offset by a gain on interest rate contracts not designated as hedging instruments (see Note 16 to the consolidated financial statements).

Income Taxes - Income taxes changed from a $19.0 million benefit in 2013 to a $4.4 million expense in 2014. These changes were primarily due to higher income before income taxes, along with a higher effective tax rate due to a decrease in the investment tax credits available on renewable energy facilities at Marina in 2014 compared with 2013. Investment tax credits from renewable energy facilities at Marina of $30.2 million and $37.7 million were recognized for the years ended December 31, 2014 and 2013, respectively. Income taxes changed from an $11.5 million expense for the year ended December 31, 2012 to a $19.0 million benefit for the year ended December 31, 2013. These changes were primarily due to lower income before income taxes, along with a lower effective tax rate due to the increase in the investment tax credits available on renewable energy facilities at Marina in 2013 compared with 2012. Investment tax credits from renewable energy facilities at Marina of $37.7 million and $26.0 million were recognized for the years ended December 31, 2013 and 2012, respectively.

Equity in (Loss) Earnings of Affiliated Companies - Equity in (loss) earnings of affiliated companies decreased $9.4 million to a loss of $7.8 million in 2014 compared to 2013, primarily due to a reduction in throughput, an increase in legal fees and the recording of a reserve for uncollectible accounts at the Energenic subsidiaries that operate the central energy center for a hotel, casino and entertainment complex in Atlantic City, New Jersey. The hotel, casino and entertainment complex temporarily ceased operations in September 2014 (see Note 15 to the consolidated financial statements). Equity in earnings of affiliated companies decreased $0.7 million for 2013 compared to 2012, primarily due to losses incurred at LVE during 2013 along with less production from landfill gas fired electric production facilities compared to the prior year.

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

South Jersey Industries, Inc.
Part II

Cash Flows from Operating Activities - Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $161.3 million, $159.5 million and $117.8 million in 2014, 2013 and 2012, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization and gas cost recoveries. Net cash flow from operating activities increased in 2014 as compared to 2013 as SJI did not make a pension contribution during 2014 as compared to a contribution of $12.7 million in 2013. This was due to an increase in the discount rate used to calculate future liability and greater than expected asset performance significantly improving the funding status of the Company's pension plans as discussed in Note 12 to the consolidated financial statements. The Company strives to keep its pension plans fully funded. When factors such as lesser than expected asset performance and/or declining discount rates negatively impact the funding status of the plans, the Company increases its contributions to supplant that funding shortfall. This is partially offset by higher working capital requirements, primarily as a result of higher gas costs due to the extremely cold weather during the first quarter of 2014. At SJG, a portion of these higher gas costs was deferred and will be collected in future periods under SJG's BGSS.

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

Cash Flows from Investing Activities - SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. Net cash outflows for capital expenditures, which are primarily construction projects, for 2014, 2013 and 2012 amounted to $342.6 million, $316.6 million and $253.8 million, respectively. We estimate the net cash outflows for construction projects for 2015, 2016 and 2017 to be approximately $377.5 million, $380.5 million and $320.5 million, respectively.  The high level of capital expenditures is due to a combination of the accelerated infrastructure investment programs and a major pipeline project to support an electric generation facility, both at SJG. For capital expenditures, including those under SJG’s AIRP, the Company expects to use short-term borrowings under lines of credit from commercial banks and the commercial paper program to finance capital expenditures as incurred. From time to time, the Company may refinance the short-term debt incurred to support capital expenditures with long-term debt. Also contributing to the high level of capital expenditures are anticipated solar projects at Marina.

In support of its risk management activities, the Company is required to maintain margin accounts with selected counterparties as collateral for its forward contracts, swap agreements, options contracts and futures contracts. These margin accounts are included in Restricted Investments or Margin Account Liability, depending upon the value of the related contracts (the change in the Margin Account Liability is reflected in cash flows from Operating Activities) on the consolidated balance sheets. The required amount of restricted investments changes on a daily basis due to fluctuations in the market value of the related outstanding contracts and is difficult to predict.  Margin posted by the Company increased by $22.3 million during 2014, increased by $25.2 million during 2013 and decreased by $0.8 million during 2012.

During 2014, the Company provided net advances to unconsolidated affiliates of $2.4 million. During 2013 and 2012, the Company made investments in, and provided net advances to, unconsolidated affiliates of $9.6 million and $94.0 million, respectively. These amounts do not include the cash proceeds related to the sale of LVE and the repayment of the advances to Energenic as discussed below.

In March 2013, substantially all of the assets of Marina's joint venture, LVE Energy Partners, LLC (LVE), an entity in which Marina had a 50% equity interest, were sold. In 2013, the Company received 1) $57.9 million of repayments of advances to LVE; and 2) a $7.9 million note receivable from a third party, which is recorded in the consolidated balance sheets as of December 31, 2014. As of December 31, 2013, LVE was dissolved and the Company incurred a $0.8 million charge to write-off the remaining interest in 2013.

In April 2012, Energenic acquired The Energy Network, LLC, a holding company for the Hartford Steam Company, TEN Companies and CNE Power I, LLC. In conjunction with this acquisition, Marina provided $35.4 million of advances to Energenic, which were repaid by Energenic during the second quarter of 2013 as permanent financing was obtained.

South Jersey Industries, Inc.
Part II

Cash Flows from Financing Activities - Short-term borrowings from the commercial paper program and lines of credit from commercial banks are used to supplement cash flows from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, short-term debt incurred to finance capital expenditures may be refinanced with long-term debt.

Credit facilities and available liquidity as of December 31, 2014 were as follows (in thousands):

Company	Total Facility	Usage	Available Liquidity	Expiration Date
SJG:
Commercial Paper Program/Revolving Credit Facility	$200,000	$101,400	$98,600	May 2018
Uncommitted Bank Lines	10,000	—	10,000	August 2015

Total SJG	210,000	101,400	108,600

SJI:

Revolving Credit Facility	400,000	157,900	242,100	February 2018 (A)

Total SJI	400,000	157,900	242,100

Total	$610,000	$259,300	$350,700

(A) Includes letters of credit outstanding in the amount of $13.6 million.

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary the SJI facilities can also be used to support SJG's liquidity needs. All committed facilities contain one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreements), measured on a quarterly basis. SJI and SJG were in compliance with these covenants as of December 31, 2014. Borrowings under these credit facilities are at market rates. The weighted average interest rate on these borrowings, which changes daily, was 0.83%, 1.04% and 1.10% at December 31, 2014, 2013 and 2012, respectively.

Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business' future liquidity needs.

SJG renewed its $10.0 million line of credit during the third quarter of 2014.

SJG has a commercial paper program under which SJG may issue short-term, unsecured promissory notes to qualified investors up to a maximum aggregate amount outstanding at any time of $200.0 million.  The notes have fixed maturities which vary by note, but may not exceed 270 days from the date of issue. Proceeds from the notes are used for general corporate purposes.  SJG uses the commercial paper program in tandem with the $200.0 million revolving credit facility and does not expect the principal amount of borrowings outstanding under the commercial paper program and the credit facility at any time to exceed an aggregate of $200.0 million.

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

In January 2014, SJG issued $30.0 million aggregate principal amount of 4.23% MTN's due January 2030.

South Jersey Industries, Inc.
Part II

In June 2014, SJG entered into a $200.0 million multiple-draw term facility offered by a syndicate of banks which expires in June 2017. SJG can draw under this facility through June 2016 and this facility bears interest at a floating rate based on LIBOR plus a spread determined by SJG's credit ratings. As of December 31, 2014, SJG had borrowed an aggregate $59.0 million under this facility and the proceeds were used to pay down short-term debt.

In June 2014, SJI entered into a Note Purchase Agreement that provided for SJI to issue an aggregate of $240.0 million of medium term notes, all of which were issued as follows:  (a) in June 2014, SJI issued $60.0 million aggregate principal amount of 3.05% Senior Notes due June 2019, and $40.0 million aggregate principal amount of Floating Rate Senior Notes due June 2019; (b) in August 2014, SJI issued $30.0 million aggregate principal amount of 3.05% Senior Notes due August 2019; and (c) in September 2014, SJI issued $50.0 million aggregate principal amount of 3.05% Senior Notes due September 2019, and $60.0 million aggregate principal amount of Floating Rate Senior Notes due September 2019. At December 31, 2014, the floating rate was 1.57%.

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

In November 2013, SJG issued $50.0 million of 4.01% MTN's due November 2030, and issued $30.0 million of 4.23% MTN's in January 2014 due January 2030.

In October 2013, SJG filed a petition with the BPU to issue up to $200.0 million of long-term debt securities in various forms including MTN's and unsecured debt, with maturities of more than 12 months, over the next three years. This petition was approved in January 2014. There is no capacity remaining under this petition as it was fully utilized when the company entered into the $200.0 million multiple-draw term facility discussed above.

No other long-term debt was issued during the years ended December 31, 2014 or 2013.

SJI raises equity capital through its Dividend Reinvestment Plan (DRP). Participants in SJI's DRP receive newly issued shares. Prior to April 2013, shares of common stock offered by the DRP were issued at a 2% discount directly by SJI from its authorized but unissued shares of common stock. In April 2013, SJI discontinued the 2% discount on shares issued through the DRP in an effort to manage the amount of equity raised through the plan; however the discount was reinstated during the third quarter of 2013. Through the DRP, SJI raised $80.7 million and $54.0 million of equity capital by issuing 1.4 million and 1.0 million shares in 2014 and 2013, respectively.

SJI's capital structure was as follows:

	As of December 31,
	2014	2013
Equity	42.6%	43.9%
Long-Term Debt	46.2%	37.3%
Short-Term Debt	11.2%	18.8%
Total	100.0%	100.0%

The change in the SJI capital structure from 2013 to 2014 is primarily related to the issuance of long-term debt at SJI and SJG as discussed in Note 14 to the consolidated financial statements.

For 2014, 2013 and 2012, SJI paid quarterly dividends to its common shareholders. SJI has paid dividends on its common stock for 63 consecutive years and has increased that dividend each year for the last fifteen years. The Company currently looks to grow that dividend by at least 6% to 7% per year and has a targeted payout ratio of between 50% and 60% of Economic Earnings. In setting the dividend rate, the Board of Directors of SJI considers future earnings expectations, payout ratio, and dividend yield relative to those at peer companies, as well as returns available on other income-oriented investments.  However, there can be no assurance that the Company will be able to continue to increase the dividend, meet the targeted payout ratio or pay a dividend at all in the future.

COMMITMENTS AND CONTINGENCIES:

SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, and for environmental remediation costs.  Cash outflows for capital expenditures for 2014, 2013 and 2012 amounted to $342.6 million, $316.6 million and $253.8 million, respectively.  Management estimates net cash outflows for construction projects for 2015, 2016 and 2017 to be approximately $377.5 million, $380.5 million and $320.5 million, respectively. The high level of capital expenditures is due to a combination of the accelerated infrastructure investment programs and a major pipeline project to support an electric generation facility, both at SJG. Also contributing to the high level of capital expenditures are anticipated solar projects at Marina. Costs for remediation projects, net of insurance reimbursements, for 2014, 2013 and 2012 amounted to net cash outflows of $8.3 million, $0.4 million and $0.2 million, respectively.  Total cash outflows for remediation projects are expected to be approximately $27.4 million, $27.9 million and $25.4 million for 2015, 2016 and 2017, respectively.  As discussed in Notes 10 and 15 to the consolidated financial statements, certain environmental costs are subject to recovery from insurance carriers and ratepayers.

STANDBY LETTERS OF CREDIT — As of December 31, 2014, SJI provided $13.6 million of standby letters of credit through its revolving credit facility to enable SJE to market retail electricity and for various construction and operating activities. The Company has also provided $87.6 million of additional letters of credit under separate facilities outside of its revolving credit facility to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system and to finance Marina's initial thermal plant project.

CONTRACTUAL OBLIGATIONS - SJG and SJRG have certain commitments for both pipeline capacity and gas supply for which they pay fees regardless of usage. Those commitments as of December 31, 2014, average $53.4 million annually and total $404.2 million over the contracts' lives. Approximately 66% of the financial commitments under these contracts expire during the next five years. These contracts are included in the Company's contractual obligations below. We expect to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the BGSS clause.

In addition, in the normal course of business, SJG and SJRG have entered into long-term contracts for natural gas supplies.  SJRG has committed to purchase a minimum of 633,500 dts/d and up to 921,900 dts/d of natural gas, from various suppliers, for terms ranging from three to ten years at index-based prices and has also committed to shorter term index deals of approximately 3,317,194 dts/d.  SJG has committed to purchase a minimum of 6,250 dts/d and up to 25,000 dts/d of natural gas, from one supplier, for a term of eight years at index-based prices. The obligations for these purchases have not been included in the Company's contractual obligations discussed below because the actual volumes and prices are not fixed.

The following table summarizes our contractual cash obligations and their applicable payment due dates as of December 31, 2014 (in thousands):

		Up to	Years	Years	More than
Contractual Cash Obligations	Total	1 Year	2 & 3	4 & 5	5 Years

Long-Term Debt	$1,009,400	$149,909	$118,818	$297,818	$442,855
Interest on Long-Term Debt	298,915	33,103	60,796	52,039	152,977
Construction Obligations	66,379	66,379	—	—	—
Operating Leases	1,893	681	987	225	—
Commodity Supply Purchase Obligations	735,915	346,830	207,719	75,914	105,452
New Jersey Clean Energy Program	10,463	10,463	—	—	—
Other Purchase Obligations	1,319	1,319	—	—	—
Total Contractual Cash Obligations	$2,124,284	$608,684	$388,320	$425,996	$701,284

Interest on long-term debt in the table above includes the related interest obligations through maturity as well as the impact of all interest rate swap agreements.  Expected environmental remediation costs, asset retirement obligations and the liability for unrecognized tax benefits are not included in the table above as the total obligation cannot be calculated due to the subjective nature of these costs and timing of anticipated payments. SJI made contributions to its employee pension plans totaling $12.7 million in January 2013, with no pension contribution made in 2014. Also, a pension contribution of $15.0 million was made in January 2015. Future pension contributions beyond January 2015 cannot be determined at this time. SJG's regulatory obligation to contribute $3.6 million annually to its postretirement benefit plans’ trusts, as discussed in Note 12 to the consolidated financial statements, is also not included as its duration is indefinite.

Off-Balance Sheet Arrangements - An off-balance sheet arrangement is any contractual arrangement involving an unconsolidated entity under which the Company has either made guarantees or has certain other interests or obligations.

The Company has recorded a liability of $0.6 million which is included in Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the consolidated balance sheets as of December 31, 2014 for the fair value of the following guarantees:

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

In December 2013, SJI entered into agreements to guarantee certain obligations of WCLE, SC Landfill Energy, LLC, SX Landfill Energy, LLC, FC Landfill Energy, LLC, and AC Landfill Energy, LLC (collectively, the "Landfills"), unconsolidated joint ventures in which Marina has a 50% equity interest through Energenic. The Landfills have entered into long-term debt agreements which run through 2020. Although unlikely, SJI could be liable through the guarantees for 50% of the outstanding debt along with any interest related to the debt in the event the Landfills do not meet minimum specified levels of operating performance and no mitigating action is taken, or the Landfills are unable to meet certain financial obligations as they become due. As of December 31, 2014, 50% of the currently outstanding debt is $8.8 million. As a result, the Company has recorded a liability of $0.4 million for the fair value of the guarantees, which is included in Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the consolidated balance sheets as of December 31, 2014.

During 2011, subsidiaries of Energenic, in which Marina has a 50% equity interest, entered into 20-year contracts to build, own and operate a central energy center and energy distribution system for a new hotel, casino and entertainment complex in Atlantic City, New Jersey. The complex commenced operations in April 2012 and as a result, Energenic subsidiaries began providing full energy services to the complex. Marina and its joint venture partner have provided a $5.0 million letter of credit to support certain operating performance obligations of Energenic under the operating agreements. Marina and its partner in this joint venture have entered into a reimbursement agreement that secures reimbursement for Marina of a proportionate share of any payments made by Marina to or on behalf of Energenic.

In June 2014 the parent company of the hotel, casino and entertainment complex announced that it was filing petitions in U. S. Bankruptcy Court to address liquidity issues and facilitate a sale of substantially all of its assets. The complex ceased normal business operations in September 2014. Agreements of sale with two separate buyers were approved and subsequently terminated by the court as neither buyer closed as scheduled. While there can be no assurances, Energenic management believes that a new buyer will likely close on the complex in 2015. Energenic subsidiaries continue to provide limited energy services to the complex during the shutdown period.

South Jersey Industries, Inc.
Part II

As of December 31, 2014, the Company, through its investment in Energenic, had a net asset of approximately $17.0 million included in Investment in Affiliates on the consolidated balance sheets related to this project. In addition, the Company had approximately $13.9 million included in Notes Receivable - Affiliate on the consolidated balance sheets, due from an Energenic subsidiary, which is secured by certain assets of the central energy center. This note is also subject to a reimbursement agreement that secures reimbursement for the Company, from its joint venture partner, of a proportionate share of any amounts that are not repaid.

As a result of the bankruptcy filing and the pending sale of the complex, management has evaluated the carrying value of the investment in this project and the related note receivable. Based on the current situation, and considering that the Energenic subsidiaries have reserved for a portion of the receivables from the complex, the fair value of this investment continues to be in excess of the respective carrying values as of December 31, 2014. Management will continue to monitor the situation surrounding the complex, including the status of the energy services agreement between the Energenic subsidiary and the complex, and will evaluate the value of the investment as future events occur.

In May 2012, UMM Energy Partners, LLC (UMM), a wholly-owned subsidiary of Energenic, in which Marina has a 50% equity interest, entered into a 30-year contract with a public university to build, own and operate a combined heating, cooling and power system for its main campus in New Jersey. The system commenced commercial operations in September 2013. SJI has guaranteed certain obligations of UMM under the operating and lease agreements between UMM and the university, for the terms of the agreements, commencing with the first year of operations. SJI has guaranteed up to $2.4 million in 2014. This amount is adjusted each year based upon the Consumer Price Index. SJI and its partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees. SJI holds variable interests in UMM but is not the primary beneficiary.

As of December 31, 2014, SJI had issued $6.4 million of parental guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable our subsidiary to market retail natural gas.

PENDING LITIGATION - The Company is subject to claims arising in the ordinary course of business and other legal proceedings. The Company has been named in, among other actions, certain product liability claims related to our former sand mining subsidiary. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $2.9 million and $3.0 million related to all claims in the aggregate as of December 31, 2014 and 2013, respectively. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

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

The retail gas operations of SJE transact commodities on a physical basis and typically does not enter into financial derivative positions directly. SJRG manages risk in the natural gas markets for SJE as well as for its own portfolio by entering into the types of transactions noted above. The retail electric operations of SJE use forward physical and financial contracts to mitigate commodity price risk on fixed price electric contracts. It is management's policy, to the extent practical, within predetermined risk management policy guidelines, to have limited unmatched positions on a deal or portfolio basis while conducting these activities. As a result of holding open positions to a minimal level, the economic impact of changes in value of a particular transaction is substantially offset by an opposite change in the related hedge transaction.

South Jersey Industries, Inc.
Part II

SJI has entered into certain contracts to buy, sell, and transport natural gas and to buy and sell retail electricity.  SJI recorded the net unrealized pre-tax loss on these contracts of $6.6 million, $25.8 million and $0.2 million in earnings during 2014, 2013 and 2012, respectively, which are included with realized gains and losses in Operating Revenues - Nonutility.

The fair value and maturity of these energy-trading contracts determined under the mark-to-market method as of December 31, 2014 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Maturity Beyond 3 Years	Total

Prices actively quoted	$20,920	$755	$—	$21,675

Prices provided by other external sources	36,036	6,984	73	43,093

Prices based on internal models or other valuation methods	28,412	5,580	513	34,505

Total	$85,368	$13,319	$586	$99,273

Liabilities
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Maturity Beyond 3 Years	Total

Prices actively quoted	$41,924	$7,075	$10	$49,009

Prices provided by other external sources	36,765	3,778	5	40,548

Prices based on internal models or other valuation methods	31,055	8,162	896	40,113

Total	$109,744	$19,015	$911	$129,670

•NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Volumes of our NYMEX contracts included in the table above under "Prices actively quoted" are 9.7 million dekatherms (dts) with a weighted average settlement price of $3.93 per dt.
•Basis represents the differential to the NYMEX natural gas futures contract for delivering gas to a specific location. Volumes of our basis contracts included in the table above under "Prices provided by other external sources" and "Prices based on internal models or other valuation methods" are 62.7 million dts with a weighted average settlement price of $(0.03) per dt.
•Fixed Price Gas Daily represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Volumes of our Fixed Price Gas Daily contracts included in the table above under "Prices provided by other external sources" are 2.5 million dts with a weighted average settlement price of $4.05 per dt.
•Volumes of our discounted index related purchase and sales contracts included in the table above under "Prices provided by other external sources" and "Prices based on internal models or other valuation methods" are 409.7 million dts with a weighted average settlement price of $(0.20) per dt.
•Volumes of electric included in the table above under "Prices based on internal models or other valuation methods" are less than 0.1 million mwh with a weighted average settlement price of $54.88 per mwh.

South Jersey Industries, Inc.
Part II

A reconciliation of SJI's estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives - Energy Related Liabilities, January 1, 2014	$(17,346)
Contracts Settled During 2014, Net	21,667
Other Changes in Fair Value from Continuing and New Contracts, Net	(34,718)

Net Derivatives - Energy Related Liabilities, December 31, 2014	$(30,397)

Interest Rate Risk - Our exposure to interest-rate risk relates to short-term and long-term variable-rate borrowings. Variable-rate debt outstanding, including both short-term and long-term debt, at December 31, 2014 was $493.7 million and averaged $411.6 million during 2014. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $2.5 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2014 - 1 b.p. decrease; 2013 - 16 b.p. decrease; 2012 - 9 b.p. decrease; 2011 - 33 b.p. increase; and 2010 - 13 b.p. decrease.  At December 31, 2014, our average interest rate on variable-rate debt was 1.02%.

We typically issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of December 31, 2014, the interest costs on $ $761.4 million of our long-term debt was either at a fixed rate or hedged via an interest rate derivative.

As of December 31, 2014, SJI's active interest rate swaps were as follows:

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

Credit Risk - As of December 31, 2014, approximately $32.9 million, or 33.2%, of the current and noncurrent Derivatives – Energy Related Assets are with three counterparties. One of these counterparties has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assigned to SJI in the event of a default by the counterparty. The other two counterparties are investment-grade rated.

As of December 31, 2014, SJRG had $151.1 million of Accounts Receivable under sales contracts. Of that total, 82.8% were with regulated utilities or companies rated investment-grade or guaranteed by an investment-grade-rated parent or were with companies where we have a collateral arrangement or insurance coverage. The remainder of the Accounts Receivable were within approved credit limits.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

Information required by this item can be found in the section entitled “Market Risks” on page 44 of this Report.

South Jersey Industries, Inc.
Part II

Item 8. Financial Statements and Supplementary Data
Statements of Consolidated Income
(In Thousands Except for Per Share Data)

	South Jersey Industries, Inc. and Subsidiaries
	Year Ended December 31,
	2014	2013	2012
Operating Revenues:
Utility	$500,752	$444,920	$420,818
Nonutility	386,244	286,501	285,462
Total Operating Revenues	886,996	731,421	706,280
Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	230,093	198,521	187,655
- Nonutility	306,859	270,470	230,147
Operations	140,260	120,205	113,643
Maintenance	13,457	13,136	13,615
Depreciation	63,004	49,637	41,336
Energy and Other Taxes	5,720	9,816	9,986
Total Operating Expenses	759,393	661,785	596,382
Operating Income	127,603	69,636	109,898

Other Income and Expense	11,819	10,979	11,104
Interest Charges	(29,560)	(18,825)	(18,986)
Income Before Income Taxes	109,862	61,790	102,016
Income Taxes	(4,449)	19,014	(11,479)
Equity in (Loss) Earnings of Affiliated Companies	(7,785)	1,585	2,239
Income from Continuing Operations	97,628	82,389	92,776
Loss from Discontinued Operations - (Net of tax benefit)	(582)	(796)	(1,168)
Net Income	$97,046	$81,593	$91,608

Basic Earnings per Common Share:
Continuing Operations	$2.95	$2.58	$3.02
Discontinued Operations	(0.02)	(0.03)	(0.04)
Basic Earnings per Common Share	$2.93	$2.55	$2.98

Average Shares of Common Stock Outstanding - Basic	33,139	31,989	30,744

Diluted Earnings per Common Share:
Continuing Operations	$2.94	$2.57	$3.01
Discontinued Operations	(0.02)	(0.02)	(0.04)
Diluted Earnings per Common Share	$2.92	$2.55	$2.97

Average Shares of Common Stock Outstanding - Diluted	33,214	32,046	30,824

The accompanying notes are an integral part of the consolidated financial statements.

Statements of Consolidated Income (Continued)
(In Thousands Except for Per Share Data)

	South Jersey Industries, Inc. and Subsidiaries
	Year Ended December 31,
	2014	2013	2012
Pro Forma Earnings Per Share
Based on Approved Stock Split (See Note 19)

Basic Earnings per Common Share:
Continuing Operations	$1.47	$1.29	$1.51
Discontinued Operations	(0.01)	(0.01)	(0.02)
Basic Earnings per Common Share	$1.46	$1.28	$1.49

Average Shares of Common Stock Outstanding - Basic	66,278	63,978	61,488

Diluted Earnings per Common Share:
Continuing Operations	$1.47	$1.29	$1.50
Discontinued Operations	(0.01)	(0.02)	(0.02)
Diluted Earnings per Common Share	$1.46	$1.27	$1.48

Average Shares of Common Stock Outstanding - Diluted	66,428	64,092	61,648

Dividends Declared per Common Share	$0.96	$0.90	$0.83

The accompanying notes are an integral part of the consolidated financial statements.

South Jersey Industries, Inc.
Part II

Statements of Consolidated Comprehensive Income
(In Thousands)

	South Jersey Industries, Inc. and Subsidiaries
	Year Ended December 31,
	2014	2013	2012
Net Income	$97,046	$81,593	$91,608

Other Comprehensive (Loss) Income, Net of Tax:*

Postretirement Liability Adjustment	(9,160)	4,934	(1,842)
Unrealized (Loss) Gain on Available-for-Sale Securities	(472)	103	500
Unrealized Gain (Loss) on Derivatives - Other	247	265	(92)
Other Comprehensive (Loss) Income of Affiliated Companies	(113)	5,043	(1,233)

Other Comprehensive (Loss) Income - Net of Tax*	(9,498)	10,345	(2,667)

Comprehensive Income	87,548	91,938	88,941

* For 2014, determined using a combined average statutory tax rate of 40%. For 2013 and 2012, determined using a combined statutory tax rate of 41%.

The accompanying notes are an integral part of the consolidated financial statements.

South Jersey Industries, Inc.
Part II

Statements of Consolidated Cash Flows
(In Thousands)

	South Jersey Industries, Inc. and Subsidiaries
	Year Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities:
Net Income	$97,046	$81,593	$91,608
Loss from Discontinued Operations	582	796	1,168
Income from Continuing Operations	97,628	82,389	92,776
Adjustments to Reconcile Income from Continuing Operations to Net Cash Provided by Operating Activities:
Depreciation and Amortization	78,511	64,890	55,089
Net Unrealized Loss on Derivatives - Energy Related	6,592	25,823	193
Unrealized Loss (Gain) on Derivatives - Other	467	(2,760)	(660)
Unrealized Loss on Property, Plant and Equipment	—	—	3,506
Provision for Losses on Accounts Receivable	9,519	4,245	4,932
CIP Receivable/Payable	15,226	21,160	(18,106)
Deferred Gas Costs - Net of Recoveries	(44,976)	5,473	25,050
Deferred SBC Costs - Net of Recoveries	11,048	2,393	(4,183)
Stock-Based Compensation Expense	1,893	3,001	2,992
Deferred and Noncurrent Income Taxes - Net	1,670	(21,549)	20,306
Environmental Remediation Costs - Net	(8,265)	(367)	(186)
Gas Plant Cost of Removal	(4,848)	(6,092)	(2,133)
Pension Contribution	—	(12,700)	(25,000)
Changes in:
Accounts Receivable	(14,323)	(67,825)	(59,701)
Inventories	(4,787)	(2,449)	13,481
Prepaid and Accrued Taxes - Net	(5,822)	17,703	(4,635)
Accounts Payable and Other Accrued Liabilities	27,429	49,444	18,829
Derivatives - Energy Related	169	1,500	306
Other Assets and Liabilities	(5,444)	(3,769)	(4,211)
Cash Flows from Discontinued Operations	(355)	(975)	(819)

Net Cash Provided by Operating Activities	161,332	159,535	117,826

Cash Flows from Investing Activities:
Capital Expenditures	(342,578)	(316,644)	(253,845)
Proceeds from Sale of Property, Plant and Equipment	53	—	29
Net (Purchase of) Proceeds from Sale of Restricted Investments in Margin Accounts	(22,337)	(25,164)	755
Investment in Long-Term Receivables	(13,024)	(7,182)	(6,243)
Proceeds from Long-Term Receivables	6,544	5,764	8,182
Purchase of Company Owned Life Insurance	(1,250)	(5,149)	(4,547)
Investment in Affiliate	—	(2,973)	(39,431)
Advances on Notes Receivable - Affiliate	(7,521)	(19,349)	(67,943)
Repayment of Notes Receivable - Affiliate	5,094	124,946	13,402
Other	—	(41)	(6,276)

Net Cash Used in Investing Activities	(375,019)	(245,792)	(355,917)

South Jersey Industries, Inc.
Part II

Cash Flows from Financing Activities:
Net (Repayments of) Borrowings from Short-Term Credit Facilities	(108,200)	65,000	17,500
Proceeds from Issuance of Long-Term Debt	329,000	50,000	235,000
Payments for Issuance of Long-Term Debt	(2,184)	(411)	(1,788)
Principal Repayments of Long-Term Debt	(21,000)	(25,000)	(35,000)
Premium for Early Retirement of Debt	—	—	(700)
Dividends on Common Stock	(63,869)	(57,679)	(50,942)
Proceeds from Sale of Common Stock	80,680	54,028	70,241
Other	(387)	(501)	880

Net Cash Provided by Financing Activities	214,040	85,437	235,191

Net Increase (Decrease) in Cash and Cash Equivalents	353	(820)	(2,900)
Cash and Cash Equivalents at Beginning of Year	3,818	4,638	7,538

Cash and Cash Equivalents at End of Year	$4,171	$3,818	$4,638

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest (Net of Amounts Capitalized)	$28,854	$18,584	$18,442
Income Taxes (Net of Refunds)	$6,858	$(12,387)	$218

Supplemental Disclosures of Non-Cash Investing Activities
Capital Expenditures acquired on account but unpaid as of year-end	$36,491	$44,874	$34,086
Reclass from Notes Receivable Affiliate to Investment in Affiliates	$—	$—	$2,952
Notes Receivable from Affiliate Exchanged for Notes Receivable from a Third Party	$—	$7,882	$—

The accompanying notes are an integral part of the consolidated financial statements.

South Jersey Industries, Inc.
Part II

Consolidated Balance Sheets
(In Thousands)

	South Jersey Industries, Inc. and Subsidiaries
	December 31,
	2014	2013
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$2,002,966	$1,816,804
Accumulated Depreciation	(413,597)	(392,029)
Nonutility Property and Equipment, at cost	622,079	486,332
Accumulated Depreciation	(77,345)	(52,009)

Property, Plant and Equipment - Net	2,134,103	1,859,098

Investments:
Available-for-Sale Securities	8,922	8,716
Restricted	65,451	43,115
Investment in Affiliates	68,351	78,273

Total Investments	142,724	130,104

Current Assets:
Cash and Cash Equivalents	4,171	3,818
Accounts Receivable	251,892	253,566
Unbilled Revenues	62,608	47,594
Provision for Uncollectibles	(7,910)	(5,854)
Notes Receivable - Affiliate	14,657	8,908
Natural Gas in Storage, average cost	63,246	57,786
Materials and Supplies, average cost	2,125	2,798
Deferred Income Taxes - Net	57,748	30,609
Prepaid Taxes	14,106	9,431
Derivatives - Energy Related Assets	85,368	56,327
Other Prepayments and Current Assets	18,686	17,915

Total Current Assets	566,697	482,898

Regulatory and Other Noncurrent Assets:
Regulatory Assets	357,160	296,081
Derivatives - Energy Related Assets	13,905	26,451
Unamortized Debt Issuance Costs	9,795	7,803
Notes Receivable - Affiliate	36,799	39,907
Contract Receivables	19,236	14,595
Notes Receivable	7,882	7,882
Other	61,124	60,036

Total Regulatory and Other Noncurrent Assets	505,901	452,755

Total Assets	$3,349,425	$2,924,855

The accompanying notes are an integral part of the consolidated financial statements.

South Jersey Industries, Inc.
Part II

	2014	2013
Capitalization and Liabilities
Equity:
Common Stock: Par Value $1.25 per share; Authorized 60,000,000 shares; Outstanding Shares: 34,167,430 (2014) and 32,715,042 (2013)
Balance at Beginning of Year	$40,894	$39,567
Common Stock Issued or Granted Under Stock Plans	1,815	1,327
Balance at End of Year	42,709	40,894
Premium on Common Stock	480,928	401,011
Treasury Stock (at par)	(165)	(186)
Accumulated Other Comprehensive Loss	(30,258)	(20,760)
Retained Earnings	439,218	406,041

Total Equity	932,432	827,000

Long-Term Debt	859,491	680,400

Total Capitalization	1,791,923	1,507,400

Current Liabilities:
Notes Payable	245,700	353,900
Current Portion of Long-Term Debt	149,909	21,000
Accounts Payable	272,998	259,757
Customer Deposits and Credit Balances	17,958	15,546
Environmental Remediation Costs	30,430	16,695
Taxes Accrued	2,328	3,234
Derivatives - Energy Related Liabilities	109,744	77,993
Interest Accrued	7,088	6,363
Pension Benefits	1,550	1,275
Other Current Liabilities	12,480	9,210

Total Current Liabilities	850,185	764,973

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	344,520	319,368
Investment Tax Credits	149	360
Pension and Other Postretirement Benefits	115,373	57,370
Environmental Remediation Costs	97,742	106,734
Asset Retirement Obligations	42,502	41,687
Derivatives - Energy Related Liabilities	19,926	22,131
Derivatives - Other	10,732	6,676
Regulatory Liabilities	41,899	60,949
Finance Obligation	19,659	20,656
Other	14,815	16,551

Total Deferred Credits and Other Noncurrent Liabilities	707,317	652,482

Commitments and Contingencies (Note 15)

Total Capitalization and Liabilities	$3,349,425	$2,924,855

The accompanying notes are an integral part of the consolidated financial statements.

South Jersey Industries, Inc.
Part II

Consolidated Statements of Changes in Equity and Comprehensive Income
(In Thousands)

	South Jersey Industries, Inc. and Subsidiaries
	Years Ended December 31, 2012, 2013 & 2014

	Common Stock	Premium on Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balance at January 1, 2012	$37,765	$273,303	$(193)	$(28,438)	$341,677	$624,114
Net Income					91,608	91,608
Other Comprehensive Loss, Net of Tax (a)				(2,667)		(2,667)
Common Stock Issued or Granted Under Stock Plans	1,802	72,504	11		(216)	74,101
Cash Dividends Declared - Common Stock ($1.65 per share)					(50,942)	(50,942)

Balance at December 31, 2012	39,567	345,807	(182)	(31,105)	382,127	736,214
Net Income					81,593	81,593
Other Comprehensive Income, Net of Tax (a)				10,345		10,345
Common Stock Issued or Granted Under Stock Plans	1,327	55,204	(4)			56,527
Cash Dividends Declared - Common Stock ($1.80 per share)					(57,679)	(57,679)

Balance at December 31, 2013	40,894	401,011	(186)	(20,760)	406,041	827,000
Net Income					97,046	97,046
Other Comprehensive Loss, Net of Tax (a)				(9,498)		(9,498)
Common Stock Issued or Granted Under Stock Plans	1,815	79,917	21			81,753
Cash Dividends Declared - Common Stock ($1.92 per share)					(63,869)	(63,869)

Balance at December 31, 2014	$42,709	$480,928	$(165)	$(30,258)	$439,218	$932,432

(a) For 2014, determined using a combined average statutory tax rate of 40%. For 2013 and 2012, determined using a combined statutory tax rate of 41% .

The accompanying notes are an integral part of the consolidated financial statements.

South Jersey Industries, Inc.
Part II

Disclosure of Changes In Accumulated Other Comprehensive Loss Balances (a)
(In Thousands)

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available- for-Sale Securities	Other Comprehensive Income (Loss) of Affiliated Companies	Accumulated Other Comprehensive Loss

Balance at January 1, 2012	$(21,595)	$(2,870)	$(206)	$(3,767)	$(28,438)
Changes During Year	(1,842)	(92)	500	(1,233)	(2,667)
Balance at December 31, 2012	(23,437)	(2,962)	294	(5,000)	(31,105)
Changes During Year	4,934	265	103	5,043	10,345
Balance at December 31, 2013	(18,503)	(2,697)	397	43	(20,760)
Changes During Year	(9,160)	247	(472)	(113)	(9,498)
Balance at December 31, 2014	$(27,663)	$(2,450)	$(75)	$(70)	$(30,258)

(a) For 2014, determined using a combined average statutory tax rate of 40%. For 2013 and 2012, determined using a combined statutory tax rate of 41%.

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

•	SJI Midstream, LLC was formed in 2014 to invest in a project to build a 100-mile natural gas pipeline in Pennsylvania and New Jersey.

BASIS OF PRESENTATION - The consolidated financial statements include the accounts of SJI, its wholly-owned subsidiaries and subsidiaries in which SJI has a controlling interest. SJI eliminates all significant intercompany accounts and transactions. In management's opinion, the consolidated financial statements reflect all normal and recurring adjustments needed to fairly present SJI's financial position, operating results and cash flows at the dates and for the periods presented.

Certain reclassifications have been made to the prior period's regulatory assets disclosure to conform to the current period presentation. The deferred pipeline integrity cost and Allowance for Funds Used During Construction ("AFUDC") - equity related deferrals previously included in "Other Regulatory Assets" were reclassified to the line items "Pipeline Integrity Cost" and "AFUDC - Equity Related Deferrals", respectively, in the regulatory asset table disclosed in Note 11.

EQUITY INVESTMENTS - Marketable equity securities that are purchased as long-term investments are classified as Available-for-Sale Securities and carried at their fair value on the consolidated balance sheets. Any unrealized gains or losses are included in Accumulated Other Comprehensive Loss. SJI, through wholly owned subsidiaries, holds significant variable interests in several companies but is not the primary beneficiary.  Consequently, these investments are accounted for under the equity method. In the event that losses and/or distributions from these equity method investments exceed the carrying value, and the Company is obligated to provide additional financial support, the excess will be recorded as either a current or non-current liability on the consolidated balance sheets. We include the operations of these affiliated companies on a pre-tax basis in the statements of consolidated income under Equity in (Loss) Earnings of Affiliated Companies (See Note 3).  An impairment loss is recorded when there is clear evidence that a decline in value is other than temporary.  No impairment losses were recorded on Investments during 2014, 2013 or 2012.

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

OPERATING REVENUES - Gas and electric revenues are recognized in the period the commodity is delivered to customers. For SJG and SJE retail customers that are not billed at the end of the month, we record an estimate to recognize unbilled revenues for gas and electricity delivered from the date of the last meter reading to the end of the month. SJRG's gas revenues are recognized in the period the commodity is delivered. Realized and unrealized gains and losses on energy related derivative instruments are also recognized in operating revenues for SJRG. See further discussion under Derivative Instruments. SJRG presents revenues and expenses related to its energy trading activities on a net basis in operating revenues. This net presentation has no effect on operating income or net income. We recognize revenues related to SJESP appliance service contracts on a monthly basis as work is completed or commissions are earned. Revenue related to services provided on a time and materials basis is recognized on a monthly basis as the services are provided. Marina recognizes revenue on a monthly basis as services are provided, as lease income is earned, and for on-site energy production that is delivered to its customers.

REVENUE AND THROUGHPUT-BASED TAXES — SJG collects certain revenue-based energy taxes from its customers. Such taxes include New Jersey State Sales Tax and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. The PUA is included in both utility revenue and cost of sales and totaled $1.1 million, $1.2 million, and $0.9 million in 2014, 2013 and 2012, respectively. In prior years, SJG had collected a throughput-based energy tax from customers in the form of a Transitional Energy Facility Assessment (TEFA). The TEFA was included in both revenues and cost of sales and totaled $4.0 million and $5.1 million in 2013 and 2012, respectively. The TEFA was eliminated effective January 1, 2014.

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

ARO activity was as follows (in thousands):

	2014	2013

AROs as of January 1,	41,687	39,385
Accretion	1,612	1,530
Additions	664	743
Settlements	(1,461)	(1,630)
Revisions in Estimated Cash Flows (A)	—	1,659
ARO's as of December 31,	42,502	41,687

(A) The revision in estimated cash flows in 2013 reflects an increase in the inflation rate used to determine the ARO settlement amount.

South Jersey Industries, Inc.
Part II

DEPRECIATION - We depreciate utility plant on a straight-line basis over the estimated remaining lives of the various property classes. These estimates are periodically reviewed and adjusted as required after BPU approval. The composite annual rate for all depreciable utility property was approximately 2.2% in 2014, 2.3% in 2013, and 2.4% in 2012. The actual composite rate may differ from the approved rate as the asset mix changes over time. Except for retirements outside of the normal course of business, accumulated depreciation is charged with the cost of depreciable utility property retired, less salvage. Nonutility property depreciation is computed on a straight-line basis over the estimated useful lives of the property, ranging up to 50 years. Gain or loss on the disposition of nonutility property is recognized in operating income. Effective October 1, 2014, SJG's composite depreciation rate was reduced from 2.4% to 2.1%. See Note 10.

CAPITALIZED INTEREST - SJG capitalizes interest on construction at the rate of return on the rate base utilized by the BPU to set rates in its last base rate proceeding (see Note 10). Marina capitalizes interest on construction projects in progress based on the actual cost of borrowed funds. SJG's amounts are included in Utility Plant and Marina's amounts are included in Nonutility Property and Equipment on the consolidated balance sheets. Interest Charges are presented net of capitalized interest on the consolidated statements of income.  The amount of interest capitalized by SJI for the years ended December 31, 2014, 2013 and 2012 was $4.6 million, $8.7 million and $6.5 million, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS - We review the carrying amount of long-lived assets for possible impairment whenever events or changes in circumstances indicate that such amounts may not be recoverable. During the year ended December 31, 2012, the Company recorded an impairment charge of $2.4 million within Operating Expenses on the consolidated statement of income due to a reduction in the expected cash flows to be received from a solar generating facility within the on-site energy production segment. The Company also recorded a $1.1 million impairment charge during the year ended December 31, 2012 related to certain shallow wells in the Marcellus region as discussed under “Gas Exploration and Development”. For the years ended December 31, 2014 and 2013, no significant impairments were identified.

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

GAS EXPLORATION AND DEVELOPMENT - The Company capitalizes all costs associated with gas property acquisition, exploration and development activities under the full cost method of accounting. Capitalized costs include costs related to unproved properties, which are not amortized until proved reserves are found or it is determined that the unproved properties are impaired. All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. During the year ended December 31, 2012, the Company recorded $1.1 million of impairment charges within Other Income and Expense on the consolidated statement of income due to a reduction in the expected cash flows to be received from certain shallow wells in the Marcellus region. No impairment charges were recorded during the years ended December 31, 2014 and 2013. As of both December 31, 2014 and 2013, $8.9 million related to interests in proved and unproved properties in Pennsylvania, net of amortization, is included with Nonutility Property and Equipment and Other Noncurrent Assets on the consolidated balance sheets.

South Jersey Industries, Inc.
Part II

TREASURY STOCK – SJI uses the par value method of accounting for treasury stock. As of December 31, 2014 and 2013, SJI held 131,789 and 148,890 shares of treasury stock, respectively. These shares are related to deferred compensation arrangements where the amounts earned are held in the stock of SJI.

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

NEW ACCOUNTING PRONOUNCEMENTS - Other than as described below, no new accounting pronouncement issued or effective during 2014, 2013 or 2012 had, or is expected to have, a material impact on the consolidated financial statements.

In July 2013, the Financial Accounting Standards Board (FASB) issued ASU 2013-11, Balance Sheet Presentation of an Unrecognized Income Tax Benefit for a Net Operating Loss or Tax Credit Carryforward. This ASU provides that a liability related to an unrecognized tax benefit should be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance did not have an impact on the Company's financial statement results.

In April 2014, the FASB issued ASU 2014-08 Presentation of Financial Statements and Property, Plant and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the presentation of discontinued operations on the statements of income and other requirements for reporting discontinued operations. Under the new standard, only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results should be reported as a discontinued operation. This ASU also requires additional disclosures about discontinued operations and disposal of an individually significant component of an entity that does not qualify for discontinued operations. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2014, with early adoption permitted. The Company does not expect this standard to have a significant impact on its consolidated financial statements upon adoption.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The new guidance requires management of a company to evaluate whether there is substantial doubt about the company's ability to continue as a going concern. This ASU is effective for the annual reporting period ending after December 15, 2016, and for interim and annual reporting periods thereafter, with early adoption permitted. The Company does not expect this standard to have an impact on its consolidated financial statements upon adoption.

2.	STOCK-BASED COMPENSATION PLAN:

Under the Amended and Restated 1997 Stock-Based Compensation Plan, no more than 2,000,000 shares in the aggregate may be issued to SJI’s officers (Officers), non-employee directors (Directors) and other key employees. This plan terminated on January 26, 2015. On January 23, 2015, the Board of Directors approved a new stock-based compensation plan, which is subject to shareholder approval in April 2015. No options were granted or outstanding during the years ended December 31, 2014, 2013 and 2012.   No stock appreciation rights have been issued under the plan. During the years ended December 31, 2014, 2013 and 2012, SJI granted 68,263, 56,464 and 40,955 restricted shares to Officers and other key employees, respectively.  These restricted shares vest over a three-year period and are subject to SJI achieving certain market and earnings -based performance targets as compared to a peer group average, which can cause the actual amount of shares that ultimately vest to range from between 0% to 150% of the original share units granted.

South Jersey Industries, Inc.
Part II

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

Grants containing earnings-based targets are based on SJI's earnings per share (EPS) growth rate relative to a peer group to measure performance. As EPS-based grants are contingent upon performance and service conditions, SJI is required to measure and recognize stock-based compensation expense based on the fair value at the date of grant over the requisite three-year period of each award. The fair value is measured as the market price at the date of grant. The initial accruals of compensation expense are based on the estimated number of shares expected to vest, assuming the requisite service is rendered and probable outcome of the performance condition is achieved. That estimate is revised if subsequent information indicates that the actual number of shares is likely to differ from previous estimates. Compensation expense is ultimately adjusted based on the actual achievement of service and performance targets.

SJI granted 11,610, 12,285 and 9,904 restricted shares to Directors in 2014, 2013 and 2012, respectively.  Shares issued to Directors vest over twelve months and contain no performance conditions. As a result, 100% of the shares granted generally vest.

The following table summarizes the nonvested restricted stock awards outstanding at December 31, 2014, and the assumptions used to estimate the fair value of the awards:

	Grant Date	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate
Officers & Key Employees -	Jan. 2013 - TSR	24,797	$44.38	21.1%	0.40%
	Jan. 2013 - EPS	24,797	$51.18	N/A	N/A
	Jan. 2014 - TSR	31,172	$42.62	20.0%	0.80%
	Jan. 2014 - EPS	31,172	$54.44	N/A	N/A

Directors -	Jan. 2014	11,610	$54.51	N/A	N/A

Expected volatility is based on the actual volatility of SJI’s share price over the preceding three-year period as of the valuation date. The risk-free interest rate is based on the zero-coupon U.S. Treasury Bond, with a term equal to the three-year term of the restricted shares. As notional dividend equivalents are credited to the holders, which are reinvested during the three-year service period, no reduction to the fair value of the award is required. As the Directors’ restricted stock awards contain no performance conditions and dividends are paid or credited to the holder during the requisite service period, the fair value of these awards are equal to the market value of the shares on the date of grant.

The following table summarizes the total stock-based compensation cost for the years ended December 31 (in thousands):

	2014	2013	2012
Officers & Key Employees	$1,260	$2,236	$2,096
Directors	633	765	896
Total Cost	1,893	3,001	2,992

Capitalized	(147)	(237)	(231)
Net Expense	$1,746	$2,764	$2,761

The 2014 amounts in the table above reflect the reversal of approximately $1.1 million of previously recorded cost. This reversal was associated with the January 2012 EPS-based grant for which performance goals were not met.

South Jersey Industries, Inc.
Part II

As of December 31, 2014, there was $2.8 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 1.7 years.

The following table summarizes information regarding restricted stock award activity during 2014, excluding accrued dividend equivalents:

	Officers & Other Key Employees	Directors	Weighted Average Fair Value
Nonvested Shares Outstanding, January 1, 2014	94,192	19,617	$50.73
Granted	68,263	11,610	$49.40
Vested*	(36,536)	(19,617)	$53.42
Cancelled/Forfeited	(13,981)	—	$49.49
Nonvested Shares Outstanding, December 31, 2014	111,938	11,610	$48.79

*Performance targets during the three-year vesting period were not attained for the January 2012 grant. As a result, no shares will be awarded in 2015.

Performance targets during the three-year vesting period were not attained for the January 2011 grant that vested at December 31, 2013. As a result, no shares were awarded in 2014. During the years ended December 31, 2013, and 2012, SJI awarded 66,077 shares to its Officers and other key employees at a market value of $3.3 million, and 33,322 shares at a market value of $1.9 million, respectively. Also, during the years ended December 31, 2014, 2013 and 2012, SJI granted 11,610, 12,285 and 9,904 shares to its Directors at a market value of $0.6 million for each year. The Company has a policy of issuing new shares to satisfy its obligations under these plans; therefore, there are no cash payment requirements resulting from the normal operation of this plan. However, a change in control could result in such shares becoming nonforfeitable or immediately payable in cash.  At the discretion of the Officers, Directors and other key employees, the receipt of vested shares can be deferred until future periods.  These deferred shares are included in Treasury Stock on the consolidated balance sheets.

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

SJI conducts tests annually to estimate the environmental remediation costs for these properties.

Summarized operating results of the discontinued operations for the years ended December 31, were (in thousands, except per share amounts):

	2014	2013	2012
Loss before Income Taxes:
Sand Mining	$(620)	$(406)	$(1,396)
Fuel Oil	(274)	(816)	(401)
Income Tax Benefits	312	426	629
Loss from Discontinued Operations — Net	$(582)	$(796)	$(1,168)
Earnings Per Common Share from
Discontinued Operations — Net:
Basic	$(0.02)	$(0.03)	$(0.04)
Diluted	$(0.02)	$(0.02)	$(0.04)

South Jersey Industries, Inc.
Part II

AFFILIATIONS — The following affiliated entities are accounted for under the equity method:

Energenic – US, LLC (Energenic) - Marina and a joint venture partner formed Energenic, in which Marina has a 50% equity interest. Energenic develops and operates on-site, self-contained, energy-related projects.

In April 2012, Energenic acquired The Energy Network, LLC, a holding company for the Hartford Steam Company, TEN Companies and CNE Power I, LLC. In conjunction with this acquisition, Marina provided $35.4 million of advances to Energenic, which were repaid by Energenic during the second quarter of 2013 as permanent financing was obtained.

Potato Creek, LLC (Potato Creek) - SJI and a joint venture partner formed Potato Creek, in which SJI has a 30% equity interest.  Potato Creek owns and manages the oil, gas and mineral rights of certain real estate in Pennsylvania.

LVE Energy Partners, LLC (LVE) - In March 2013, substantially all of the assets of this joint venture, in which Marina had a 50% equity interest, were sold. In 2013, the Company received 1) $57.9 million of repayments of advances to LVE; and 2) a $7.9 million note receivable from a third party, which is recorded in the consolidated balance sheets as of December 31, 2014. As of December 31, 2013, LVE was dissolved and the Company incurred a $0.8 million charge to write-off the remaining interest in 2013.

During 2014, the Company provided net advances to unconsolidated affiliates of $2.4 million. During 2013 and 2012, the Company made investments in, and provided net advances to, unconsolidated affiliates of $9.6 million and $94.0 million, respectively. These amounts do not include the cash proceeds related to the sale of LVE and the repayment of the advances to Energenic as discussed above.  As of December 31, 2014 and 2013, the outstanding balance on these Notes Receivable – Affiliate was $51.5 million and $48.8 million, respectively. Approximately $39.7 million of these notes are secured by property, plant and equipment of the affiliates, accrue interest at 7.5% and are to be repaid through 2025. The remaining $11.8 million of these notes are unsecured and accrue interest at variable rates.

SJI holds significant variable interests in these entities but is not the primary beneficiary. Consequently, these entities are accounted for under the equity method because SJI does not have both a) the power to direct the activities of the entity that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. As of December 31, 2014, the Company had a net asset of approximately $67.5 million included in Investment in Affiliates and Other Noncurrent Liabilities on the consolidated balance sheets related to equity method investees, in addition to Notes Receivable – Affiliate as discussed above. SJI’s maximum exposure to loss from these entities as of December 31, 2014 is limited to its combined equity contributions and the Notes Receivable-Affiliate in the amount of $119.8 million and the guarantees discussed in Note 15.

The following tables present summarized financial information of the total balances for all Affiliates (of which, on average, SJI has only a 50% equity interest) accounted for under the equity method (in thousands):

	2014	2013
Current assets	$46,683	$57,725
Noncurrent assets	$478,240	$494,933
Current liabilities	$75,260	$60,355
Noncurrent liabilities	$315,801	$341,548

	2014	2013	2012
Revenues	$207,031	$178,026	$148,009
Cost of sales	$107,042	$91,228	$71,141
Income from continuing operations	$(11,666)	$6,229	$5,795
Net Income	$(11,666)	$6,229	$5,795

South Jersey Industries, Inc.
Part II

4.	INCOME TAXES:

SJI files a consolidated federal income tax return. State income tax returns are filed on a separate company basis in states where SJI has operations and/or a requirement to file. Total income taxes applicable to operations differ from the tax that would have resulted by applying the statutory Federal income tax rate to pre-tax income for the following reasons (in thousands):

	2014	2013	2012

Tax at Statutory Rate	$35,727	$22,181	$36,490
Increase (Decrease) Resulting from:
State Income Taxes	1,960	971	5,857
ESOP	(1,232)	(1,176)	(1,141)
Amortization of Investment Tax Credits - Utility	(211)	(258)	(287)
AFUDC	(1,481)	(916)	(1,048)
Investment and Other Tax Credits	(30,661)	(38,179)	(26,574)
Other - Net	347	(1,637)	(1,818)
Income Taxes:
Continuing Operations	4,449	(19,014)	11,479
Discontinued Operations	(312)	(426)	(629)
Net Income Taxes	$4,137	$(19,440)	$10,850

The provision for Income Taxes is comprised of the following (in thousands):

	2014	2013	2012
Current:
Federal	$(62)	$(273)	$(8,761)
State	3,052	3,066	221
Total Current	2,990	2,793	(8,540)
Deferred:
Federal	1,707	(19,978)	11,515
State	(37)	(1,571)	8,791
Total Deferred	1,670	(21,549)	20,306
Investment Tax Credit - Utility	(211)	(258)	(287)
Income Taxes:
Continuing Operations	4,449	(19,014)	11,479
Discontinued Operations	(312)	(426)	(629)
Net Income Taxes	$4,137	$(19,440)	$10,850

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

South Jersey Industries, Inc.
Part II

The net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes resulted in the following net deferred tax liabilities (assets) at December 31 (in thousands):

	2014	2013
Current:
Net Operating Loss Carryforward	$(42,839)	$(26,800)
Derivatives / Unrealized Gain	(7,965)	(8,608)
Conservation Incentive Program	(2,027)	4,631
Budget Billing - Customer Accounts	1,138	1,152
Provision for Uncollectibles	(6,296)	(1,994)
Other	241	1,010
Current Deferred Tax (Asset) Liability - Net	$(57,748)	$(30,609)
Noncurrent:
Book versus Tax Basis of Property	$558,960	$476,039
Deferred Gas Costs - Net	22,959	1,330
Environmental	12,147	13,017
Deferred Regulatory Costs	6,333	13,665
Deferred State Tax	(21,548)	(17,949)
Investment Tax Credit Basis Gross-Up	(77)	(185)
Deferred Pension & Other Post Retirement Benefits	39,891	24,218
Pension & Other Post Retirement Benefits	(34,892)	(17,777)
Deferred Revenues	(11,647)	(9,593)
Derivatives / Unrealized Gain	(4,589)	2,149
Net Operating Loss Carryforward	(114,335)	(90,818)
Investment and Other Tax Credits	(154,805)	(117,726)
Equity In Loss Of Affiliated Companies	39,230	37,764
Other	6,893	5,234
Noncurrent Deferred Tax Liability - Net	$344,520	$319,368

As of December 31, 2014, SJI has the following federal and state net operating loss carryforwards (in thousands):

	Net Operating Loss Carryforwards
Expire in:	Federal	State
2031	163,880	45,866
2032	43,724	19,356
2033	73,725	40,134
2034	146,123	19,629
	$427,452	$124,985

As of December 31, 2014, SJI has the following investment tax credit carryforwards (in thousands):

Expire in:	Investment Tax Credit Carryforward
2030	$11,628
2031	26,613
2032	32,071
2033	46,179
2034	37,079
$153,570

South Jersey Industries, Inc.
Part II

SJI has $1.2 million of federal alternative minimum tax credits which have no expiration date. A valuation allowance is recorded when it is more likely than not that any of SJI's deferred tax assets will not be realized. SJI believes that it will generate sufficient future taxable income to realize the income tax benefits related to SJI's net deferred tax assets.

The total unrecognized tax benefits as of December 31, 2014, 2013, and 2012 were $0.6 million, $0.5 million, and $0.5 million, respectively, which excludes$0.7 million, $0.6 million, and$0.6 million of accrued interest and penalties, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, is as follows (in thousands):

	2014	2013	2012
Balance at January 1,	$547	$503	$736
Increase as a result of tax positions taken in prior years	5	44	108
Decrease due to a lapse in the statute of limitations	—	—	(341)
Settlements	—	—	—
Balance at December 31,	$552	$547	$503

The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is not significant.  The Company's policy is to record interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively. These amounts were not significant in 2014, 2013 or 2012. There have been no significant changes to the unrecognized tax benefits during 2014, 2013 or 2012 and the Company does not anticipate any significant changes in the total unrecognized tax benefits within the next 12 months.

The unrecognized tax benefits are primarily related to an uncertainty of state income tax issues relating to the Company's nexus in certain states.  Federal and state income tax returns from 2011 forward and state income tax returns from 2008 forward are open and subject to examination.

5.	PREFERRED STOCK:

REDEEMABLE CUMULATIVE PREFERRED STOCK - SJI has 2,500,000 authorized shares of Preference Stock, no par value, which has not been issued.

6.	COMMON STOCK:

The following shares were issued and outstanding at December 31 (See Note 19):

	2014	2013	2012
Beginning of Year	32,715,042	31,653,262	30,212,453
New Issues During Year:
Dividend Reinvestment Plan	1,440,778	983,417	1,397,583
Stock-Based Compensation Plan	11,610	78,363	43,226
End of Year	34,167,430	32,715,042	31,653,262

The par value ($1.25 per share) of stock issued was recorded in Common Stock and the net excess over par value at December 31, 2014, 2013, and 2012 of approximately $79.9 million, $55.2 million, and $72.5 million, respectively, was recorded in Premium on Common Stock.

EARNINGS PER COMMON SHARE (EPS) — Basic EPS is based on the weighted-average number of common shares outstanding.  The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 75,031; 57,760, and 79,475 shares for the years ended December 31, 2014, 2013 and 2012, respectively. These shares relate to SJI’s restricted stock as discussed in Note 2.

DIVIDENDS PER SHARE - Dividends per share were $1.92, $1.80 and $1.65 for the years ended December 31, 2014, 2013 and 2012, respectively.

DIVIDEND REINVESTMENT PLAN (DRP) —The Company offers a DRP which allows participating shareholders to purchase shares of SJI common stock by automatic reinvestment of dividends or optional purchases. Shares of common stock offered by the DRP have been issued directly by SJI from its authorized but unissued shares of common stock. The Company raised $80.7 million and $54.0 million of equity capital through the DRP during the years ended December 31, 2014 and 2013, respectively.

7.	FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS — In accordance with the terms of certain Marina and SJG loan agreements, unused proceeds are required to be escrowed pending approval of construction expenditures. As of December 31, 2014 and 2013, the escrowed proceeds, including interest earned, totaled $1.7 million and $1.3 million, respectively.

The Company maintains margin accounts with selected counterparties to support its risk management activities. The balances required to be held in these margin accounts increase as the net value of the outstanding energy related contracts with the respective counterparties decrease. As of December 31, 2014 and 2013, the balances in these accounts totaled $63.7 million and $41.8 million, respectively. The carrying amounts of the Restricted Investments approximate their fair values at December 31, 2014 and 2013, which would be included in Level 1 of the fair value hierarchy (See Note 17 - Fair Value of Financial Assets and Financial Liabilities).

LONG-TERM RECEIVABLES — SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources.  The terms of these loans call for customers to make monthly payments over a period of up to five years with no interest.  The carrying amounts of such loans were $15.0 million as of both December 31, 2014 and 2013. The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Contract Receivables on the consolidated balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $1.3 million as of both December 31, 2014 and 2013.  The annual amortization to interest is not material to the Company’s consolidated financial statements.   The carrying amounts of these receivables approximate their fair value at December 31, 2014 and 2013, which would be included in Level 2 of the fair value hierarchy (See Note 17 - Fair Value of Financial Assets and Financial Liabilities).

CREDIT RISK - As of December 31, 2014, approximately $32.9 million or 33.2% of current and noncurrent Derivatives–Energy Related Assets are with three counterparties. One of these counterparties has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assigned to SJI in the event of default by the counterparty. The other two counterparties are investment-grade rated.

FINANCE OBLIGATION - During 2010, ACB Energy Partners LLC (ACB), a wholly-owned subsidiary of Energenic, of which Marina has a 50% equity interest, completed construction of a combined heat and power generating facility to serve, under an energy services agreement, a thermal plant owned by Marina. Construction period financing was provided by Marina. As substantially all of the costs of constructing the facility were funded by the financing provided by Marina, Marina was considered the owner of the facility for accounting purposes during the construction period. When an entity is considered the accounting owner during the construction period, a sale of the asset effectively occurs when construction of the asset is completed. However, due to its continuing involvement in the facility through its equity interest in Energenic, Marina continues to be considered the owner of the facility for accounting purposes under ASC Topic 360 Property, Plant and Equipment. As a result, the transaction is being accounted for as a financing arrangement under ASC Topic 840 Leases and, therefore, the Company has included costs to construct the facility within Nonutility Property, Plant and Equipment on the consolidated balance sheets of $23.7 million as of both December 31, 2014 and 2013. In addition, the Company included repayments from ACB to Marina on the construction loan within the Finance Obligation on the consolidated balance sheets. Marina does not have a fixed payment obligation to ACB; as a result, the Finance Obligation is classified as a noncurrent liability on the consolidated balance sheets. The costs to construct the facility and the repayments of the construction loan are amortized over the term of the energy services agreement. The impact on the consolidated statements of income is not significant. As a result, the Company recorded $19.7 million and $20.7 million, net of amortization, within Finance Obligation on the consolidated balance sheets at December 31, 2014 and 2013, respectively.

South Jersey Industries, Inc.
Part II

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE - The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. The carrying amounts of SJI's financial instruments approximate their fair values at December 31, 2014 and 2013, except as noted below.

•
For Long-Term Debt, in estimating the fair value, we use the present value of remaining cash flows at the balance sheet date. We based the estimates on interest rates available to SJI at the end of each period for debt with similar terms and maturities (Level 2 in the fair value hierarchy, see Note 17 - Fair Value of Financial Assets and Financial Liabilities). The estimated fair values of SJI's long-term debt, including current maturities, as of December 31, 2014 and 2013, were $1,058.5 million and $713.2 million, respectively. The carrying amounts of SJI's long-term debt, including current maturities, as of December 31, 2014 and 2013, was $1,009.4 million and $701.4 million, respectively.

OTHER FINANCIAL INSTRUMENTS – The carrying amounts of SJI’s other financial instruments approximate their fair values at December 31, 2014 and 2013.

8.	SEGMENTS OF BUSINESS:

SJI operates in several different reportable operating segments which reflect the financial information regularly evaluated by the chief operating decision maker. These segments are as follows:

•	Gas utility operations (SJG) consist primarily of natural gas distribution to residential, commercial and industrial customers.

•	Wholesale energy operations include the activities of SJRG and SJEX.

•	SJE is involved in both retail gas and retail electric activities.

◦	Retail gas and other operations include natural gas acquisition and transportation service business lines.

◦	Retail electric operations consist of electricity acquisition and transportation to commercial and industrial customers.

•	On-Site energy production consists of Marina’s thermal energy facility and other energy-related projects.

•	Appliance service operations includes SJESP’s servicing of appliances under warranty via a subcontractor arrangement as well as on a time and materials basis.

In the first quarter of 2014, SJI began grouping its non-utility operations into two categories: Energy Group and Energy Services. Energy Group includes wholesale energy, retail gas and other, and retail electric operations. Energy Services includes on-site energy production and appliance service operations. Due to this grouping, some of the Company's prior period numbers were recast to conform with the current period presentation. However, no changes were made to the reportable operating segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  Intersegment sales and transfers are treated as if the sales or transfers were to third parties at current market prices.

Information about SJI’s operations in different reportable operating segments is presented below (in thousands):

	2014	2013	2012
Operating Revenues:
Gas Utility Operations	$501,875	$446,480	$421,874
Energy Group:
Wholesale Energy Operations	77,048	831	17,429
Retail Gas and Other Operations	127,001	107,748	80,486
Retail Electric Operations	123,773	128,932	144,197
Subtotal Energy Group	327,822	237,511	242,112
Energy Services:
On-Site Energy Production	56,129	43,551	38,308
Appliance Service Operations	10,518	13,723	13,646
Subtotal Energy Services	66,647	57,274	51,954
Corporate & Services	30,174	31,286	29,318
Subtotal	926,518	772,551	745,258
Intersegment Sales	(39,522)	(41,130)	(38,978)
Total Operating Revenues	$886,996	$731,421	$706,280

South Jersey Industries, Inc.
Part II

	2014	2013	2012
Operating Income:
Gas Utility Operations	$113,690	$105,822	$101,762
Energy Group:
Wholesale Energy Operations	9,493	(37,720)	(2,142)
Retail Gas and Other Operations	479	278	(1,204)
Retail Electric Operations	(466)	(98)	12,683
Subtotal Energy Group	9,506	(37,540)	9,337
Energy Services:
On-Site Energy Production	2,560	(2,011)	(1,696)
Appliance Service Operations	362	2,995	(225)
Subtotal Energy Services	2,922	984	(1,921)
Corporate and Services	1,485	370	720
Total Operating Income	$127,603	$69,636	$109,898

Depreciation and Amortization:
Gas Utility Operations	$52,155	$48,261	$44,171
Energy Group:
Wholesale Energy Operations	168	206	229
Retail Gas and Other Operations	83	93	78
Subtotal Energy Group	251	299	307
Energy Services:
On-Site Energy Production	25,020	15,192	9,604
Appliance Service Operations	269	261	308
Subtotal Energy Services	25,289	15,453	9,912
Corporate and Services	816	877	699
Total Depreciation and Amortization	$78,511	$64,890	$55,089

Interest Charges:
Gas Utility Operations	$17,872	$12,550	$12,427
Energy Group:
Wholesale Energy Operations	371	417	229
Retail Gas and Other Operations	267	280	139
Subtotal Energy Group	638	697	368
Energy Services:
On-Site Energy Production	8,723	4,480	4,936
Corporate and Services	8,803	6,004	4,219
Subtotal	36,036	23,731	21,950
Intersegment Borrowings	(6,476)	(4,906)	(2,964)
Total Interest Charges	$29,560	$18,825	$18,986

South Jersey Industries, Inc.
Part II

	2014	2013	2012

Income Taxes:
Gas Utility Operations	$34,895	$34,833	$33,711
Energy Group:
Wholesale Energy Operations	4,822	(15,070)	(907)
Retail Gas and Other Operations	787	434	(144)
Retail Electric Operations	(190)	(40)	5,181
Subtotal Energy Group	5,419	(14,676)	4,130
Energy Services:
On-Site Energy Production	(36,404)	(40,755)	(26,811)
Appliance Service Operations	223	1,237	(75)
Subtotal Energy Services	(36,181)	(39,518)	(26,886)
Corporate and Services	316	347	524
Total Income Taxes	$4,449	$(19,014)	$11,479

Property Additions:
Gas Utility Operations	$201,737	$173,099	$156,990
Energy Group:
Wholesale Energy Operations	18	50	23
Retail Gas and Other Operations	1,421	702	177
Subtotal Energy Group	1,439	752	200
Energy Services:
On-Site Energy Production	132,214	151,592	107,993
Appliance Service Operations	84	—	34
Subtotal Energy Services	132,298	151,592	108,027
Corporate and Services	3,995	3,061	4,308
Total Property Additions	$339,469	$328,504	$269,525

	2014	2013
Identifiable Assets:
Gas Utility Operations	$2,185,672	$1,909,126
Energy Group:
Wholesale Energy Operations	366,119	331,182
Retail Gas and Other Operations	53,073	50,384
Retail Electric Operations	23,682	25,496
Subtotal Energy Group	442,874	407,062
Energy Services:
On-Site Energy Production	675,937	576,315
Appliance Service Operations	3,105	1,812
Subtotal Energy Services	679,042	578,127
Discontinued Operations	1,758	1,068
Corporate and Services	527,691	406,245
Intersegment Assets	(487,612)	(376,773)
Total Identifiable Assets	$3,349,425	$2,924,855

9.    LEASES:

The Company is considered to be the lessor of certain thermal energy generating property and equipment under an operating lease which expires in May 2027. As of December 31, 2014 and 2013 the carrying costs of this property and equipment under operating lease was $79.9 million and $81.8 million, respectively, (net of accumulated depreciation of $25.4 million and $22.7 million, respectively) and is included in Nonutility Property and Equipment in the consolidated balance sheets.

Minimum future rentals to be received on non-cancelable leases of thermal energy generating property and equipment as of December 31, 2014 for each of the next five years and in the aggregate are (in thousands):

Year ended December 31,
2015	$5,396
2016	5,396
2017	5,396
2018	5,396
2019	5,396
Thereafter	40,022
Total minimum future rentals	$67,002

Minimum future rentals do not include additional amounts to be received based on actual use of the leased property.

10.	RATES AND REGULATORY ACTIONS:

BASE RATES - SJG is subject to the rules and regulations of the BPU.  In September 2010, the BPU granted SJG a base rate increase of $42.1 million, which was predicated, in part, upon an 8.21% rate of return on rate base that included a 10.3% return on common equity. The $42.1 million includes $16.6 million of revenue previously recovered through the Conservation Incentive Program (CIP) and $6.8 million of revenues previously recovered through the Capital Investment Recovery Tracker (CIRT), resulting in incremental revenue of $18.7 million.  SJG was permitted to recover regulatory assets contained in its petition and defer certain federally mandated pipeline integrity management program costs for recovery in its next base rate case.  In addition, annual depreciation expense was reduced by $1.2 million as a result of the amortization of excess cost of removal recoveries.  The BPU also authorized a Phase II of the base rate proceeding to review the costs of CIRT projects not rolled into rate base in the September 2010 settlement. A proceeding took place in 2013 to roll into base rates the remaining $22.5 million of CIRT I project costs that were not included in the 2010 rate increase, as well as CIRT II and III investments totaling $95.0 million that were made subsequent to the 2010 base rate case. These costs were rolled into rate base and reflected in base rates effective October 2013. In September 2014, the BPU granted SJG a base rate increase of $20.0 million, which was predicated, in part, upon a 7.10% rate of return on rate base that included a 9.75% return on common equity.  The $20.0 million includes approximately $7.5 million of revenue associated with previously approved Accelerated Infrastructure Replacement Program (AIRP) investments that were rolled into base rates. SJG was also permitted to recover certain regulatory assets and to reduce its composite depreciate rate from 2.4% to 2.1%. These changes became effective on October 1, 2014.

RATE MECHANISMS - SJG's tariff, a schedule detailing the terms, conditions and rate information applicable to its various types of natural gas service, as approved by the BPU, has several primary rate mechanisms as discussed in detail below:

Basic Gas Supply Service (BGSS) Clause - The BGSS price structure allows SJG to recover all prudently incurred gas costs. BGSS charges to customers can be either monthly or periodic (annual). Monthly BGSS charges are applicable to large use customers and are referred to as monthly because the rate changes on a monthly basis pursuant to a BPU-approved formula based on commodity market prices. Periodic BGSS charges are applicable to lower usage customers, which include all of SJG's residential customers, and are evaluated at least annually by the BPU. However, to some extent, more frequent rate changes to the periodic BGSS are allowed. SJG collects gas costs from customers on a forecasted basis and defers periodic over/under recoveries to the following BGSS year, which runs from October 1 through September 30. If SJG is in a net cumulative undercollected position, gas costs deferrals are reflected on the balance sheet as a regulatory asset. If SJG is in a net cumulative overcollected position, amounts due back to customers are reflected on the balance sheet as a regulatory liability. SJG pays interest on net overcollected BGSS balances at the rate of return on rate base utilized by the BPU to set rates in the last base rate proceeding.

South Jersey Industries, Inc.
Part II

Regulatory actions regarding the BGSS were as follows:

•	May 2012 - The BPU issued an Order finalizing the 2011-2012 provisional BGSS rates.

•	June 2012 - SJG filed its annual BGSS filing with the BPU requesting a $27.0 million, or 8.8%, reduction in gas cost recoveries commencing on October 1, 2012.

•	September 2012 - The BPU issued an Order approving, on a provisional basis, SJG's request for a 27.0 million, or 8.8%, reduction in gas cost recoveries.

•	January 2013 - SJG credited the accounts of its periodic BGSS customers with refunds totaling $9.4 million due to gas costs that were lower than projections.

•	May 2013 - SJG filed its annual BGSS filing with the BPU requesting a $0.6 million reduction in gas cost recoveries.

•	September 2013 - The BPU issued an Order approving, on a provisional basis, SJG’s request for a $0.6 million reduction in gas cost recoveries.

•	January 2014 - SJG credited the accounts of its periodic BGSS customer with refunds totaling $11.2 million due to gas costs that were lower than projected.

•	May 2014 - SJG filed its annual BGSS filing with the BPU requesting a $27.0 million, or a 9.3% increase in gas cost recoveries.

•	September 2014 - The BPU issued an Order approving, on a provisional basis, SJG’s request for a 27.0 million increase in gas cost recoveries.

Conservation Incentive Program (CIP) - The primary purpose of the CIP is to promote conservation efforts, without negatively impacting financial stability, and to base SJG's profit margin on the number of customers rather than the amount of natural gas distributed to customers. In October 2006, the BPU approved SJG's CIP as a three-year pilot program. In January 2010, the BPU approved an extension of this program through September 2013, with an automatic one year extension through September 2014 if a request for an extension was filed by March 2013. A petition was filed in March 2013 to extend the CIP program and in May 2014 the BPU approved the continuation of the CIP.  Each CIP year begins October 1 and ends September 30 of the subsequent year. On a monthly basis during the CIP year, SJG records adjustments to earnings based on weather and customer usage factors, as incurred. Subsequent to each year, SJG makes filings with the BPU to review and approve amounts recorded under the CIP. BPU approved cash inflows or outflows generally will not begin until the next CIP year.

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

•
May 2014 - SJG made its annual CIP filing with the BPU requesting a revenue reduction of $21.8 million, which includes a $4.2 million increase in non-weather related revenues and a $26.0 million reduction in weather related revenues.

•	September 2014 - The BPU issued an Order approving, on a provisional basis, the 2014-2015 CIP rates filed in May 2014, effective October 1 2014.

Capital Investment Recovery Tracker (CIRT) - The purpose of the CIRT was to accelerate capital expenditures in an effort to stimulate the economy. The petition requested that SJG be allowed to earn a return of, and a return on, its investment. In September 2010, the BPU authorized $81.3 million of CIRT-related expenditures to be rolled into rate base and also authorized that the remaining balance of CIRT-related expenditures continue to be recovered.  On a monthly basis during the CIRT year, SJG recorded adjustments to earnings based on actual CIRT program expenditures, as incurred.  Annually, SJG made filings with the BPU for review and approval of expenditures recorded under the CIRT.

South Jersey Industries, Inc.
Part II

Regulatory actions regarding the CIRT were as follows:

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

All CIRT program investments have been rolled into rate base effective October 1, 2013 and the CIRT program is now concluded.

Accelerated Infrastructure Replacement Program (AIRP) - In July 2012, SJG filed a petition to implement a five-year, $250.0 million Accelerated Infrastructure Replacement Program (AIRP) to replace the annual CIRT programs. In February 2013, the BPU issued an Order approving a $141.2 million program to replace cast iron and unprotected bare steel mains and services over a four-year period, with annual investments of approximately $35.3 million. Pursuant to the Order, AIRP investments are to be reviewed and included in rate base in future base rate proceedings.

Regulatory actions regarding AIRP were as follows:

•	September 2014 - The BPU approved SJG’s base rate case, which included a $7.5 million increase in revenues associated with the roll in of $69.9 million of AIRP investments into base rates.

Storm Hardening and Reliability Program (SHARP) - In September 2013, SJG filed with the BPU an asset hardening program pursuant to which SJG will invest approximately $280.0 million over seven years to replace low pressure distribution mains and services with high pressure mains and services in coastal areas that are susceptible to flooding during major storm events.

Regulatory actions regarding SHARP were as follows:

•
August 2014 - The BPU approved the Storm Hardening and Reliability Program (SHARP), authorizing SJG to invest $103.5 million over three years for system hardening on barrier islands.  SJG will earn on a return on these investments as they are made and will reflect the investments in base rates through annual rate adjustments.

Energy Efficiency Tracker (EET) - In January 2009, SJG filed a petition with the BPU requesting approval of an Energy Efficiency Program (EEP I) for residential, commercial and industrial customers. The BPU approved this petition in July 2009.  Under this program, SJG was permitted to invest $17.0 million over two years in energy efficiency measures to be installed in customer homes and businesses. SJG also recovered incremental operating and maintenance expenses and earn a return of, and return on, program investments.

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

•
June 2012 - SJG filed a petition requesting a continuation of the original Energy Efficiency Program (“EEP I”) to bridge the gap between the expiration of the EEP I program on April 30, 2012, and the implementation of the proposed new EEP II program. This petition was approved by the BPU in August 2012. Also in June 2012, SJG filed its 2012 - 2013 annual EET rate adjustment petition requesting a $5.8 million increase in annual revenues to recover the costs associated with its EEP I program. The BPU approved this petition in September 2014.

•	May 2013 - SJG filed its annual petition requesting an increase of $2.2 million for current EET programs. The BPU approved this petition in September 2014.

South Jersey Industries, Inc.
Part II

•
May 2014 - SJG filed its annual EET rate adjustment petition requesting an $1.4 million increase in revenues to recover the costs of, and the allowed return on, prior investments associated with energy efficiency programs. The petition is currently pending.

•	September 2014 - The BPU approved a revenue increase of $2.2 million associated with the 2012-2013 annual EET rate adjustment filing, with rates effective October 1, 2014.

•
In January 2015 - SJG filed a petition with the BPU seeking to continue offering energy efficiency programs through June 2018 with a proposed budget of $56.0 million and with the same rate recovery mechanism that exists for its current energy efficiency programs.

Societal Benefits Clause (SBC) - The SBC allows SJG to recover costs related to several BPU-mandated programs. Within the SBC are a Remediation Adjustment Clause (RAC), a New Jersey Clean Energy Program (NJCEP) and a Universal Service Fund (USF) program.

Regulatory actions regarding the SBC, with the exception of USF which requires separate regulatory filings, were as follows:

•	July 2012 - SJG made its annual 2012-2013 SBC filing requesting an $11.8 million increase in SBC recoveries. The BPU approved this filing in July 2013.

•	September 2012 - The BPU finalized rates for the 2010-2011 SBC petition effective October 1, 2012.

•	July 2013 - SJG made its annual 2013-2014 SBC filing requesting a $6.4 million decrease in SBC revenues. The BPU approved this filing in September 2014.

•	July 2014 - SJG made its annual 2014-2015 SBC filing requesting a $25.7 million decrease in SBC revenues.

Remediation Adjustment Clause (RAC) - The RAC recovers environmental remediation costs of 12 former gas manufacturing plants (See Note 15). The BPU allows SJG to recover such costs over seven-year amortization periods. The net between the amounts actually spent and amounts recovered from customers is recorded as a regulatory asset, Environmental Remediation Cost Expended - Net. Note that RAC activity affects revenue and cash flows but does not directly affect earnings because of the cost recovery over seven-year amortization periods. As of December 31, 2014 and 2013, SJG reflected the unamortized remediation costs of $29.5 million and $29.9 million, respectively, on the consolidated balance sheets under Regulatory Assets (See Note 11). Since implementing the RAC in 1992, SJG has recovered $106.1 million through rates.

New Jersey Clean Energy Program (NJCEP) - This mechanism recovers costs associated with SJG's energy efficiency and renewable energy programs.  In August 2008, the BPU approved the statewide funding of the NJCEP of $1.2 billion for the years 2009 through 2012.  Of this amount, SJG was responsible for expensing approximately $41.5 million over the four-year period.  In November 2012, the BPU approved a six-month extension of the program through June 2013. Under this extension, SJG is responsible for $7.5 million of funding. In June 2013, the BPU approved a NJCEP funding level of $345.0 million through June 2014, of which SJG was responsible for $14.5 million. NJCEP adjustments affect revenue and cash flows but do not directly affect earnings as related costs are deferred and recovered through rates on an on-going basis.

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

•
June 2014 - SJG made its annual USF filing, along with the State’s other electric and gas utilities, proposing to increase the statewide gas revenues by $19.9 million. This proposal was designed to increase SJG’s annual USF revenue by $2.6 million.

•
September 2014 - The BPU approved the statewide budget of $71.8 million for all the State’s gas utilities.  SJG's portion of the total is approximately $7.9 million, which increased rates effective October 1, 2014, resulting in a $2.6 million increase to its USF recoveries.

Other Regulatory Matters -

Unbundling - In 2000, the BPU approved full unbundling of SJG's system. This allows all natural gas consumers to select their natural gas commodity supplier. As of December 31, 2014, 38,347 of SJG's customers were purchasing their gas commodity from someone other than SJG. Customers choosing to purchase natural gas from providers other than the utility are charged for the cost of gas by the marketer. The resulting decrease in utility revenues is offset by a corresponding decrease in gas costs. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income or financial condition. The BPU continues to allow for full recovery of prudently incurred natural gas costs through the BGSS. Unbundling did not change the fact that SJG still recovers cost of service, including certain deferred costs, through base rates.

Pipeline Integrity Costs - SJG is permitted to defer and recover incremental costs incurred as a result of Pipeline Integrity Management regulations that became effective January 14, 2004, which are aimed at enhancing public safety and reliability. The regulations require that utilities use a comprehensive analysis to assess, evaluate, repair and validate the integrity of certain transmission lines in the event of a leak or failure. As part of SJG's September 2010 base rate increase, SJG was permitted to recover previously deferred pipeline integrity costs incurred through September 2010. As part of SJG's 2014 base rate case, it was permitted to recover previously deferred pipeline integrity costs incurred from October 2010 through June 2014.  In addition, SJG is authorized to defer future program costs, including related carrying costs, for recovery in the next base rate proceeding, subject to review by the BPU.  As of December 31, 2014 and 2013, deferred pipeline integrity costs totaled $3.4 million and $2.8 million, respectively, and are included in other regulatory assets (See Note 11).

Superstorm Sandy - In June 2013, SJG filed a petition requesting deferral of $0.7 million of incremental operating and maintenance expenses incurred due to Superstorm Sandy. The BPU approved the recovery of these expenses through base rates in SJG’s 2014 base rate case.

Filings and petitions described above are still pending unless otherwise indicated.

South Jersey Industries, Inc.
Part II

11.	REGULATORY ASSETS & REGULATORY LIABILITIES:

The discussion under Note 10, Rates and Regulatory Actions, is integral to the following explanations of specific regulatory assets and liabilities.

Regulatory Assets consisted of the following items (in thousands):

	December 31, 2014	December 31, 2013
Environmental Remediation Costs:
Expended - Net	$29,540	$29,945
Liability for Future Expenditures	124,308	119,492
Deferred Asset Retirement Obligation Costs	31,584	31,142
Deferred Pension and Other Postretirement Benefit Costs	99,040	59,284
Deferred Gas Costs - Net	32,202	—
Conservation Incentive Program Receivable	—	10,526
Societal Benefit Costs Receivable	385	10,408
Premium for Early Retirement of Debt	—	955
Deferred Interest Rate Contracts	7,325	3,735
Energy Efficiency Tracker	11,247	10,420
Pipeline Supplier Service Charges	5,441	7,106
Pipeline Integrity Cost	3,431	2,902
AFUDC - Equity Related Deferrals	10,781	7,810
Other Regulatory Assets	1,876	2,356

Total Regulatory Assets	$357,160	$296,081

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

Deferred Gas Costs - Net - Over/under collections of gas costs are monitored through SJG's BGSS mechanism. Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability (See Note 10). Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval (See Note 16). The change from a $19.1 million regulatory liability at December 31, 2013 to a $32.2 million regulatory asset at December 31, 2014 was due to the actual cost of the commodity incurred during 2014 exceeding the gas cost recovered from customers as a result of higher prices.

Conservation Incentive Program Receivable - The impact of the CIP is recorded as an adjustment to earnings as incurred, while cash recovery under the CIP generally occurs during the subsequent CIP year (see Note 10).

Societal Benefit Costs Receivable - This regulatory asset primarily represents cumulative costs less recoveries under the USF program.

Premium for Early Retirement of Debt - At December 31, 2014, this regulatory asset represents unamortized debt issuance costs related to long-term debt refinancings. Unamortized debt issuance costs are being amortized over the term of the new debt issue pursuant to regulatory approval by the BPU.

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

Pipeline Integrity Cost - As part of SJG's September 2010 base rate increase, SJG was permitted to recover previously deferred pipeline integrity costs incurred through September 2010. In addition, SJG is authorized to defer future program costs, including related carrying costs, for recovery in SJG's next base rate proceeding, subject to review by the BPU (See Note 10).

AFUDC Equity Related Deferrals - This regulatory asset represents the future revenue to recover the future income taxes related to the deferred tax liability for the equity component of AFUDC. Included in the balance is $3.6 million which is being recovered over a period of three years as approved by the BPU in SJG’s recent rate case settlement.  The remaining balance is being amortized over the life of the associated utility plant.

Other Regulatory Assets - Some of the assets included in Other Regulatory Assets are currently being recovered from ratepayers as approved by the BPU. Management believes the remaining deferred costs are probable of recovery from ratepayers through future utility rates.

South Jersey Industries, Inc.
Part II

Regulatory Liabilities consisted of the following items (in thousands):

	December 31, 2014	December 31, 2013
Excess Plant Removal Costs	$35,940	$40,029
Deferred Revenues - Net	—	19,067
Conservation Incentive Program - Payable	4,700	—
Other Regulatory Liabilities	1,259	1,853

Total Regulatory Liabilities	$41,899	$60,949

Excess Plant Removal Costs - Represents amounts accrued in excess of actual utility plant removal costs incurred to date.  As part of SJG's September 2014 base rate increase, SJG is required to amortize approximately $1.1 million of this balance to depreciation expense each year.

Deferred Revenues - Net - See previous discussion under "Deferred Gas Costs - Net" above.

Conservation Incentive Program - Payable - See previous discussion under "Conservation Incentive Program - Receivable" above.

Other Regulatory Liabilities - All other regulatory liabilities are subject to being returned to ratepayers in future rate proceedings.

12.	PENSION AND OTHER POSTRETIREMENT BENEFITS:

SJI has several defined benefit pension plans and other postretirement benefit plans. The pension plans provide annuity payments to nearly one half of full-time, regular employees upon retirement. Participation in the Company's qualified defined benefit pension plans was closed to new employees beginning in 2003; however, employees who are not eligible for these pension plans are eligible to receive an enhanced version of SJI's defined contribution plan. Certain SJI officers also participate in a non-funded supplemental executive retirement plan (SERP), a non-qualified defined benefit pension plan. The other postretirement benefit plans provide health care and life insurance benefits to some retirees.

Net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits
	2014	2013	2012
Service Cost	$4,510	$5,421	$4,533
Interest Cost	10,735	9,439	9,622
Expected Return on Plan Assets	(13,491)	(11,914)	(10,341)
Amortizations:
Prior Service Cost	175	251	251
Actuarial Loss	5,716	9,006	7,629
Net Periodic Benefit Cost	7,645	12,203	11,694
Capitalized Benefit Costs	(3,047)	(5,002)	(4,684)
Total Net Periodic Benefit Expense	$4,598	$7,201	$7,010

South Jersey Industries, Inc.
Part II

	Other Postretirement Benefits
	2014	2013	2012
Service Cost	$891	$1,139	$1,037
Interest Cost	2,852	2,730	3,001
Expected Return on Plan Assets	(2,603)	(2,378)	(2,105)
Amortizations:
Prior Service Cost (Credits)	152	(283)	(283)
Actuarial Loss	974	1,738	1,725
Net Periodic Benefit Cost	2,266	2,946	3,375
Capitalized Benefit Costs	(722)	(1,172)	(1,340)
Total Net Periodic Benefit Expense	$1,544	$1,774	$2,035

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

Details of the activity within the Regulatory Asset and Accumulated Other Comprehensive Loss associated with Pension and Other Postretirement Benefits are as follows (in thousands):

	Regulatory Assets		Accumulated Other Comprehensive Loss (pre-tax)
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Balance at January 1, 2013	$68,713	$27,184	$35,431	$4,195

Amounts Arising during the Period:
Net Actuarial Gain	(20,554)	(9,171)	(4,173)	(390)
Amounts Amortized to Net Periodic Costs:
Net Actuarial Loss	(5,319)	(1,555)	(3,642)	(177)
Prior Service (Cost) Credit	(208)	194	(42)	82

Balance at December 31, 2013	42,632	16,652	27,574	3,710

Amounts Arising during the Period:
Net Actuarial Loss	31,075	7,826	14,698	2,269
Prior Service Cost	486	4,146	14	981
Amounts Amortized to Net Periodic Costs:
Net Actuarial Loss	(2,841)	(628)	(2,819)	(187)
Prior Service Cost	(175)	(133)	1	(18)

Balance at December 31, 2014	$71,177	$27,863	$39,468	$6,755

South Jersey Industries, Inc.
Part II

The estimated costs that will be amortized from Regulatory Assets into net periodic benefit costs in 2015 are as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
Prior Service Costs	$199	$499
Net Actuarial Loss	$5,922	$1,235

The estimated costs that will be amortized from Accumulated Other Comprehensive Loss into net periodic benefit costs in 2015 are as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
Prior Service Costs	$12	$108
Net Actuarial Loss	$4,355	$302

South Jersey Industries, Inc.
Part II

A reconciliation of the plans' benefit obligations, fair value of plan assets, funded status and amounts recognized in SJI's consolidated balance sheets follows (in thousands):

	Pension Benefits		Other Postretirement Benefits

	2014	2013	2014	2013
Change in Benefit Obligations:
Benefit Obligation at Beginning of Year	$216,395	$224,389	$62,355	$68,779
Service Cost	4,510	5,421	891	1,139
Interest Cost	10,735	9,439	2,852	2,730
Actuarial (Gain) Loss	42,746	(14,272)	8,151	(6,361)
Retiree Contributions	—	—	488	388
Plan Amendments	550	—	5,143	—
Benefits Paid	(9,502)	(8,582)	(4,288)	(4,320)
Benefit Obligation at End of Year	$265,434	$216,395	$75,592	$62,355

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$178,093	$150,160	$41,653	$36,032
Actual Return on Plan Assets	10,397	22,556	596	5,621
Employer Contributions	1,535	13,959	4,773	3,932
Retiree Contributions	—	—	488	388
Benefits Paid	(9,502)	(8,582)	(4,288)	(4,320)
Fair Value of Plan Assets at End of Year	$180,523	$178,093	$43,222	$41,653

Funded Status at End of Year:	$(84,911)	$(38,302)	$(32,370)	$(20,701)
Amounts Related to Unconsolidated Affiliate	57	(7)	301	365
Accrued Net Benefit Cost at End of Year	$(84,854)	$(38,309)	$(32,069)	$(20,336)

Amounts Recognized in the Statement of Financial Position Consist of:
Current Liabilities	$(1,550)	$(1,275)	$—	$—
Noncurrent Liabilities	(83,304)	(37,034)	(32,069)	(20,336)
Net Amount Recognized at End of Year	$(84,854)	$(38,309)	$(32,069)	$(20,336)

Amounts Recognized in Regulatory Assets Consist of:
Prior Service Costs	$944	$634	$4,965	$952
Net Actuarial Loss	70,233	41,998	22,898	15,700
	$71,177	$42,632	$27,863	$16,652

Amounts Recognized in Accumulated Other Comprehensive Loss Consist of (pre-tax):
Prior Service Costs	$86	$69	$1,113	$150
Net Actuarial Loss	39,382	27,505	5,642	3,560
	$39,468	$27,574	$6,755	$3,710

South Jersey Industries, Inc.
Part II

The projected benefit obligation (PBO) and accumulated benefit obligation (ABO) of SJI's qualified employee pension plans were $219.7 million and $201.0 million, respectively, as of December 31, 2014; and $178.8 million and $163.6 million, respectively, as of December 31, 2013.  The ABO of these plans exceeded the value of the plan assets as of December 31, 2014.  The value of these assets were $180.5 million and $178.1 million as of December 31, 2014 and 2013, respectively and can be seen in the table above. The PBO and ABO for SJI's non-funded SERP were $45.7 million and $44.5 million, respectively, as of December 31, 2014; and $37.6 million and $36.6 million, respectively, as of December 31, 2013. The SERP obligation is reflected in the tables above and has no assets.

The weighted-average assumptions used to determine benefit obligations at December 31 were:

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
Discount Rate	4.25%	5.09%	4.20%	4.91%
Rate of Compensation Increase	3.50%	3.50%	3.50%	3.50%

The weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 were:

	Pension Benefits			Other Postretirement Benefits
	2014	2013	2012	2014	2013	2012
Discount Rate	5.09%	4.26%	5.03%	4.91%	4.14%	4.92%
Expected Long-Term Return on Plan Assets	7.75%	7.50%	7.50%	6.25%	6.60%	6.60%
Rate of Compensation Increase	3.50%	3.25%	3.25%	3.50%	3.25%	3.25%

Obligations as of December 31, 2013, disclosed herein reflect the use of the RP 2000 mortality tables. In 2014, the Society of Actuaries released new mortality tables (RP-2014 base table with MP-2014 generational projection scale), which indicate that the average life expectancy of both active and retired plan participants has increased. Obligations as of December 31, 2014, disclosed herein reflect the use of the new tables. While the adoption of the new tables increase liabilities significantly as of December 31, 2014, no impact on expense will occur until 2015.

The discount rates used to determine the benefit obligations at December 31, 2014 and 2013, which are used to determine the net periodic benefit cost for the subsequent year, were based on a portfolio model of high-quality investments with maturities that match the expected benefit payments under our pension and other postretirement benefit plans.

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

The assumed health care cost trend rates at December 31 were:

	2014	2013
Medical Care and Drug Cost Trend Rate Assumed for Next Year	7.00%	7.00%
Dental Care Cost Trend Rate Assumed for Next Year	4.75%	4.75%
Rate to which Cost Trend Rates are Assumed to Decline (the Ultimate Trend Rate)	4.75%	4.75%
Year that the Rate Reaches the Ultimate Trend Rate	2023	2023

South Jersey Industries, Inc.
Part II

Assumed health care cost trend rates have a significant effect on the amounts reported for SJI's postretirement health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on the Total of Service and Interest Cost	$145	$(122)
Effect on Postretirement Benefit Obligation	$4,742	$(3,818)

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

SJI evaluated its pension and other postretirement benefit plans' asset portfolios for the existence of significant concentrations of credit risk as of December 31, 2014.  Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country, and individual fund.  As of December 31, 2014, there were no significant concentrations (defined as greater than 10 percent of plan assets) of risk in SJI's pension and other postretirement benefit plan assets.

GAAP establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques.  This hierarchy groups assets into three distinct levels, as fully described in Note 17, that will serve as the basis for presentation throughout the remainder of this Note.

South Jersey Industries, Inc.
Part II

The fair values of SJI's pension plan assets at December 31, 2014 and 2013 by asset category are as follows (in thousands):

Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2014
Cash / Cash Equivalents:
Common/Collective Trust Funds (a)	$692	$—	$692	$—
STIF-Type Instrument (b)	1,252	—	1,252	—
Equity securities:
Common/Collective Trust Funds - U.S. (a)	51,197	—	51,197	—
Common/Collective Trust Funds - International (a)	30,963	—	30,963	—
U.S. Large-Cap (c)	12,961	12,961	—	—
U.S. Mid-Cap (c)	5,147	5,147	—	—
U.S. Small-Cap (c)	232	232	—	—
International (c)	3,369	3,369	—	—
Fixed Income:
Common/Collective Trust Funds (a)	48,375	—	48,375	—
Guaranteed Insurance Contract (d)	10,912	—	—	10,912
Hedge Funds (e)	4,331	—	—	4,331
Other types of investments:
Private Equity Fund (f)	3,616	—	—	3,616
Common/Collective Trust Fund - Real Estate (g)	7,476	—	—	7,476
Total	$180,523	$21,709	$132,479	$26,335

Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2013
Cash / Cash Equivalents:
Common/Collective Trust Funds (a)	$416	$—	$416	$—
STIF-Type Instrument (b)	1,177	—	1,177	—
Equity securities:
Common/Collective Trust Funds - U.S. (a)	51,837	—	51,837	—
Common/Collective Trust Funds - International (a)	34,093	—	34,093	—
U.S. Large-Cap (c)	11,661	11,661	—	—
U.S. Mid-Cap (c)	4,135	4,135	—	—
International (c)	3,664	3,664	—	—
Fixed Income:
Common/Collective Trust Funds (a)	45,847	—	45,847	—
Guaranteed Insurance Contract (d)	11,322	—	—	11,322
Hedge Funds (e)	4,154	—	—	4,154
Other types of investments:
Private Equity Fund (f)	3,046	—	—	3,046
Common/Collective Trust Fund - Real Estate (g)	6,741	—	—	6,741
Total	$178,093	$19,460	$133,370	$25,263

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

(f)
This category represents a limited partnership/commingled trust which includes several investments in U.S. leveraged buyout, venture capital, and special situation funds.  Fund valuations are reported on a 90 day lag and, therefore, the value reported herein represents the market value as of September 30, 2014 and 2013, respectively.  The fund's investments are stated at fair value, which is generally based on the valuations provided by the general partners or managers of such investments.  Fund investments are illiquid and resale is restricted.  These funds are classified as Level 3 investments.

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

Fair Value Measurement Using Significant
Unobservable Inputs (Level 3)
(In thousands)

	Guaranteed		Private
	Insurance	Hedge	Equity	Real
	Contract	Funds	Funds	Estate	Total

Balance at January 1, 2013	$12,449	$—	$3,216	$6,009	$21,674
Actual return on plan assets:
Relating to assets still held at the reporting date	(179)	154	76	732	783
Relating to assets sold during the period	17	—	431	—	448
Purchases, Sales and Settlements	(965)	4,000	(677)	—	2,358
Balance at December 31, 2013	11,322	4,154	3,046	6,741	25,263
Actual return on plan assets:
Relating to assets still held at the reporting date	498	177	(24)	735	1,386
Relating to assets sold during the period	13	—	325	—	338
Purchases, Sales and Settlements	(921)	—	269	—	(652)
Balance at December 31, 2014	$10,912	$4,331	$3,616	$7,476	$26,335

South Jersey Industries, Inc.
Part II

As with the pension plan assets, the Company's overall investment strategy for post-retirement benefit plan assets is to achieve a diversification by asset class, style of manager, and sector and industry limits to achieve investment results that match the actuarially assumed rate of return, while preserving the inflation adjusted value of the plans.  The Company has implemented this diversification strategy with a mix of common/collective trust funds, mutual funds and Company-owned life insurance policies.  The target allocations for post-retirement benefit plan assets are 33-43 percent U.S. equity securities, 20-30 percent international equity securities, and 32-42 percent fixed income investments.  Equity securities include investments in large-cap, mid-cap and small-cap companies within mutual funds or common/collective trust funds.  Fixed income securities within the common/collective trust fund include primarily investment grade, U.S. Government and mortgage-backed financial instruments. The insurance policies are backed by a series of commingled trust investments held by the insurance carrier.

The fair values of SJI's other postretirement benefit plan assets at December 31, 2014 and 2013 by asset category are as follows (in thousands):

Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2014:
Cash	$153	$153	$—	$—
Equity Securities:
Common/Collective Trust Funds - U.S. (a)	$10,493	$—	$10,493	$—
Common/Collective Trust Funds - International (a)	7,373	—	7,373	—
Mutual Fund - U.S. (b)	4,723	4,723	—	—
Mutual Funds - International (b)	1,795	1,795	—	—
Fixed Income:
Common/Collective Trust Funds - Bonds (a)	11,597	—	11,597	—
Mutual Funds - Bonds (b)	2,820	2,820	—	—
Other Types of Investments:
Mutual Funds - REITS (b)	308	308	—	—
Company Owned Life Insurance (c)	3,960	—	3,960	—
Total	$43,222	$9,799	$33,423	$—

Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2013:
Equity Securities:
Common/Collective Trust Funds - U.S. (a)	$13,098	$—	$13,098	$—
Common/Collective Trust Funds - International (a)	10,586	—	10,586	—
Mutual Fund - U.S. Large-Cap (b)	2,969	2,969	—	—
Fixed Income:
Common/Collective Trust Funds - Bonds (a)	15,000	—	15,000	—
Total	$41,653	$2,969	$38,684	$—

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

(c)
This category represents Company-owned life insurance policies with a nationally known life insurance company. The value of these policies is backed by a series of common/collective trust funds held by the insurance carrier similar to category (a) above. Holdings in these insurance policies are classified as Level 2 investments.

South Jersey Industries, Inc.
Part II

FUTURE BENEFIT PAYMENTS - The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years (in thousands):

	Pension Benefits	Other Postretirement Benefits
2015	$9,998	$4,850
2016	$10,555	$5,072
2017	$10,950	$5,095
2018	$12,228	$5,149
2019	$13,283	$5,256
2020 - 2024	$78,239	$27,720

CONTRIBUTIONS - SJI contributed $12.7 million to the pension plans during 2013, with no pension contribution made in 2014. During January 2015, SJI made a pension plan contribution of $15.0 million. Payments related to the unfunded SERP plan are expected to approximate $1.5 million in 2015 and have remained consistent over the past few years. SJG also has a regulatory obligation to contribute approximately $3.6 million annually to its other postretirement benefit plans’ trusts, less costs incurred directly by SJG.

DEFINED CONTRIBUTION PLAN - SJI offers an Employees' Retirement Savings Plan (Savings Plan) to eligible employees.  For employees eligible for participation in SJI's defined benefit pension plan, SJI matches 50% of participants' contributions up to 6% of base compensation. For employees who are not eligible for participation in SJI's defined benefit pension plans, SJI matches 50% of participants' contributions up to 8% of base compensation. Employees not eligible for the pension plans also receive a year-end contribution of $1,500, if 10 or fewer years of service, or $2,000, if more than 10 years of service. The amount expensed and contributed for the matching provision of the Savings Plan approximated $2.0 million, $1.7 million, and $1.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

South Jersey Industries, Inc.
Part II

13.	LINES OF CREDIT:

Credit facilities and available liquidity as of December 31, 2014 were as follows (in thousands):

Company	Total Facility	Usage	Available Liquidity	Expiration Date
SJG:
Commercial Paper Program/Revolving Credit Facility	$200,000	$101,400	$98,600	May 2018
Uncommitted Bank Lines	10,000	—	10,000	August 2015

Total SJG	210,000	101,400	108,600

SJI:

Revolving Credit Facility	400,000	157,900	242,100	February 2018 (A)

Total SJI	400,000	157,900	242,100

Total	$610,000	$259,300	$350,700

(A) Includes letters of credit outstanding in the amount of $13.6 million.

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary, the SJI facilities can also be used to support SJG’s liquidity needs. Borrowings under these credit facilities are at market rates. The weighted average interest rate on these borrowings, which changes daily, was 0.83%, 1.04% and 1.10% at December 31, 2014, 2013 and 2012, respectively. Average borrowings outstanding under these credit facilities, not including letters of credit, during the years ended December 31, 2014 and 2013 were $267.0 million and $325.6 million, respectively. The maximum amounts outstanding under these credit facilities, not including letters of credit, during the years ended December 31, 2014 and 2013 were $390.7 million and $459.0 million, respectively.

SJG renewed its $10.0 million line of credit during the third quarter of 2014.

The SJI and SJG facilities are provided by a syndicate of banks and contain one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreements) to not more than 0.65 to 1, measured at the end of each fiscal quarter. SJI and SJG were in compliance with this covenant as of December 31, 2014.

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

South Jersey Industries, Inc.
Part II

14.	LONG-TERM DEBT:

Outstanding Long-Term Debt at December 31 consisted of the following:

		2014	2013
Long-Term Debt (A):
South Jersey Gas Company:
First Mortgage Bonds: (B)
4.52%	Series due 2014 (C)	—	11,000
5.115%	Series due 2014 (C)	—	10,000
5.387%	Series due 2015	10,000	10,000
5.437%	Series due 2016	10,000	10,000
4.6%	Series due 2016	17,000	17,000
4.657%	Series due 2017	15,000	15,000
7.97%	Series due 2018	10,000	10,000
7.125%	Series due 2018	20,000	20,000
5.587%	Series due 2019	10,000	10,000
3.00%	Series due 2024	50,000	50,000
3.03%	Series due 2024	35,000	35,000
3.63%	Series due 2025	10,000	10,000
4.84%	Series due 2026	15,000	15,000
4.93%	Series due 2026	45,000	45,000
4.03%	Series due 2027	45,000	45,000
4.01%	Series due 2030	50,000	50,000
4.23%	Series due 2030 (D)	30,000	—
3.74%	Series due 2032	35,000	35,000
5.55%	Series due 2033	32,000	32,000
6.213%	Series due 2034	10,000	10,000
5.45%	Series due 2035	10,000	10,000
Series A 2006 Bonds at variable rates due 2036 (E)		25,000	25,000
SJG Term Facility (F)		59,000	—

Marina Energy LLC: (G)
Series A 2001 Bonds at variable rates due 2031		20,000	20,000
Series B 2001 Bonds at variable rates due 2021		25,000	25,000
Series A 2006 Bonds at variable rates due 2036		16,400	16,400

South Jersey Industries:
2.39%	Series A 2012 Notes due 2015	64,000	64,000
2.71%	Series B 2012 Notes due 2017	16,000	16,000
3.05%	Series due 2019 (H)	60,000	—
3.05%	Series due 2019 (H)	30,000	—
3.05%	Series due 2019 (H)	50,000	—
3.46%	Series C 2012 Notes due 2022	35,000	35,000
Series Notes at variable rates due 2019 (H)		40,000	—
Series Notes at variable rates due 2019 (H)		60,000	—
South Jersey Industries Term Loan at variable rates due 2015 (I)		50,000	50,000

Total Long-Term Debt Outstanding		1,009,400	701,400
Less Current Maturities		(149,909)	(21,000)

Total Long-Term Debt		$859,491	$680,400

South Jersey Industries, Inc.
Part II

(A)	Long-term debt maturities and sinking funds requirements for the succeeding five years are as follows (in thousands): 2015, $149,909; 2016, $27,909; 2017, $90,909; 2018, $38,909; and 2019, $258,909.

(B)	The First Mortgage dated October 1, 1947, as supplemented, securing the First Mortgage Bonds constitutes a direct first mortgage lien on substantially all utility plant.

(C)	In July 2014, SJG retired $11.0 million aggregate principal amount of 4.52% MTN's at maturity. In September 2014, SJG retired $10.0 million aggregate principal amount of 5.115% MTN's at maturity.

(D)	In January 2014, SJG issued $30.0 million aggregate principal amount of 4.23% Medium Term Notes due January 2030.

(E)
These variable rate demand bonds bear interest at a floating rate that resets weekly. The interest rate as of December 31, 2014 was 0.08%. Liquidity support on these bonds is provided under a separate letter of credit facility that expires in August 2015; as such, these bonds have been included in the current portion of long-term debt on the consolidated balance sheets. These bonds contain no financial covenants.

(F)
In June 2014, SJG entered into a $200.0 million multiple-draw term facility offered by a syndicate of banks which expires in June 2017. SJG can draw under this facility through June 2016 and this facility bears interest at a floating rate based on LIBOR plus a spread determined by SJG's credit ratings. As of December 31, 2014, SJG had borrowed an aggregate $59.0 million under this facility and the proceeds were used to pay down short-term debt.

(G)
Marina has issued $61.4 million of unsecured variable-rate revenue bonds through the New Jersey Economic Development Authority (NJEDA). The variable rates at December 31, 2014 for the Series A 2001, Series B 2001, and Series A 2006 bonds were 0.08%, 0.16% and0.08% respectively. The interest rate on all but $39.0 million of the bonds has been effectively fixed via interest rate swaps at 4.22% until January 2026.  These bonds contain no financial covenants.  Liquidity support on these bonds is provided under a letter of credit facility from a commercial bank that expires in August, 2015.

(H)
In June 2014, SJI entered into a Note Purchase Agreement that provided for SJI to issue an aggregate of $240.0 million of medium term notes, all of which were issued as follows:  (a) in June 2014, SJI issued $60.0 million aggregate principal amount of 3.05% Senior Notes due June 2019, and $40.0 million aggregate principal amount of Floating Rate Senior Notes due June 2019; (b) in August 2014, SJI issued $30.0 million aggregate principal amount of 3.05% Senior Notes due August 2019; and (c) in September 2014, SJI issued $50.0 million aggregate principal amount of 3.05% Senior Notes due September 2019, and $60.0 million aggregate principal amount of Floating Rate Senior Notes due September 2019. At December 31, 2014, the floating rate was 1.57%.

(I)
In October 2013, SJI entered into an unsecured, variable-rate term loan of $50.0 million, which matures in October 2015. This agreement replaces existing facilities that were set to expire in November 2013. The variable rate at December 31, 2013 was 1.20%.

In October 2013, SJG filed a petition with the BPU to issue up to $200.0 million of long-term debt securities in various forms including MTN's and unsecured debt, with maturities of more than 12 months, over the next three years. This petition was approved in January 2014. There is no capacity remaining under this petition as it was fully utilized when the company entered into the $200.0 million multiple-draw term facility discussed above.

15.	COMMITMENTS AND CONTINGENCIES:

GAS SUPPLY CONTRACTS - In the normal course of business, SJG and SJRG have entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The transportation and storage service agreements with interstate pipeline suppliers were made under FERC approved tariffs. SJRG's cumulative obligation for demand charges and reservation fees paid to suppliers for these services is approximately $0.5 million per month. SJG's cumulative obligation for demand charges and reservation fees paid to suppliers for these services averages approximately $3.9 million per month and is recovered on a current basis through the BGSS.  SJRG has also committed to purchase a minimum of 633,500 dts/d and up to 921,900 dts/d of natural gas, from various suppliers, for terms ranging from three to ten years at index based prices.

South Jersey Industries, Inc.
Part II

PENDING LITIGATION - The Company is subject to claims arising in the ordinary course of business and other legal proceedings. The Company has been named in, among other actions, certain product liability claims related to our former sand mining subsidiary. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $2.9 million and $3.0 million related to all claims in the aggregate as of December 31, 2014 and 2013, respectively. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

COLLECTIVE BARGAINING AGREEMENTS — Unionized personnel represent approximately 45.0% of our workforce at December 31, 2014. The Company has collective bargaining agreements with two unions that represent these employees: the International Brotherhood of Electrical Workers (IBEW) Local 1293 and the International Association of Machinists and Aerospace Workers (IAM) Local 76.  SJG and SJESP employees represented by the IBEW operate under collective bargaining agreements that run through February 2017. The remaining unionized employees are represented by the IAM and operate under collective bargaining agreements that run through August 2017.

GUARANTEES - As of December 31, 2014, SJI, the parent company, has issued guarantees to third parties on behalf of its consolidated subsidiaries. These guarantees were issued to guarantee payment to third parties with whom SJI's consolidated subsidiaries have commodity supply contracts and for Marina's construction and operating activities. As of December 31, 2014, these guarantees support future firm commitments of SJI's consolidated subsidiaries and $112.7 million of the Accounts Payable already recorded on SJI's consolidated balance sheet.

The Company has recorded a liability of $0.6 million which is included in Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the consolidated balance sheets as of December 31, 2014 for the fair value of the following guarantees:

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

In December 2013, SJI entered into agreements to guarantee certain obligations of WCLE, SC Landfill Energy, LLC, SX Landfill Energy, LLC, FC Landfill Energy, LLC, and AC Landfill Energy, LLC (collectively, the "Landfills"), unconsolidated joint ventures in which Marina has a 50% equity interest through Energenic. The Landfills have entered into long-term debt agreements which run through 2020. Although unlikely, SJI could be liable through the guarantees for 50% of the outstanding debt along with any interest related to the debt in the event the Landfills do not meet minimum specified levels of operating performance and no mitigating action is taken, or the Landfills are unable to meet certain financial obligations as they become due. As of December 31, 2014, 50% of the currently outstanding debt is $8.8 million. As a result, the Company has recorded a liability of $0.4 million for the fair value of the guarantees, which is included in Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the consolidated balance sheets as of December 31, 2014.

During 2011, subsidiaries of Energenic, in which Marina has a 50% equity interest, entered into 20 year contracts to build, own and operate a central energy center and energy distribution system for a new hotel, casino and entertainment complex in Atlantic City, New Jersey. The complex commenced operations in April 2012 and as a result, Energenic subsidiaries began providing full energy services to the complex. Marina and its joint venture partner have provided a $5.0 million letter of credit to support certain operating performance obligations of Energenic under the operating agreements. Marina and its partner in this joint venture have entered into a reimbursement agreement that secures reimbursement for Marina of a proportionate share of any payments made by Marina to or on behalf of Energenic.

South Jersey Industries, Inc.
Part II

In June 2014 the parent company of the hotel, casino and entertainment complex announced that it was filing petitions in U. S. Bankruptcy Court to address liquidity issues and facilitate a sale of substantially all of its assets. The complex ceased normal business operations in September 2014. Agreements of sale with two separate buyers were approved and subsequently terminated by the court as neither buyer closed as scheduled. While there can be no assurances, Energenic management believes that a new buyer will likely close on the complex in 2015. Energenic subsidiaries continue to provide limited energy services to the complex during the shutdown period.

As of December 31, 2014, the Company, through its investment in Energenic, had a net asset of approximately $17.0 million included in Investment in Affiliates on the consolidated balance sheets related to this project. In addition, the Company had approximately $13.9 million included in Notes Receivable - Affiliate on the consolidated balance sheets, due from an Energenic subsidiary, which is secured by certain assets of the central energy center. This note is also subject to a reimbursement agreement that secures reimbursement for the Company, from its joint venture partner, of a proportionate share of any amounts that are not repaid.

As a result of the bankruptcy filing and the pending sale of the complex, management has evaluated the carrying value of the investment in this project and the related note receivable. Based on the current situation, and considering that the Energenic subsidiaries have reserved for a portion of the receivables from the complex, the fair value of this investment continues to be in excess of the respective carrying values as of December 31, 2014. Management will continue to monitor the situation surrounding the complex, including the status of the energy services agreement between the Energenic subsidiary and the complex, and will evaluate the value of the investment as future events occur.

In May 2012, UMM Energy Partners, LLC (UMM), a wholly-owned subsidiary of Energenic, in which Marina has a 50% equity interest, entered into a 30 year contract with a public university to build, own and operate a combined heating, cooling and power system for its main campus in New Jersey. The system commenced commercial operations in September 2013. SJI has guaranteed certain obligations of UMM under the operating and lease agreements between UMM and the university, for the terms of the agreements, commencing with the first year of operations. SJI has guaranteed up to $2.4 million in 2014. This amount is adjusted each year based upon the Consumer Price Index. SJI and its partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees. SJI holds variable interests in UMM but is not the primary beneficiary.

As of December 31, 2014, SJI had issued $6.4 million of parental guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable our subsidiary to market retail natural gas.

STANDBY LETTERS OF CREDIT — As of December 31, 2014, SJI provided $13.6 million of standby letters of credit through its revolving credit facility to enable SJE to market retail electricity and for various construction and operating activities. The Company has also provided $87.6 million of additional letters of credit under separate facilities outside of its revolving credit facility to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system and to finance Marina's initial thermal plant project.

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

Since the early 1980s, SJI accrued environmental remediation costs of $361.2 million, of which $233.1 million was spent as of December 31, 2014.

South Jersey Industries, Inc.
Part II

The following table details the amounts expended and accrued for SJI's environmental remediation during the last two years (in thousands):

	2014	2013
Beginning of Year	$123,429	$112,098
Accruals	18,533	22,821
Expenditures	(13,790)	(11,490)
End of Year	$128,172	$123,429

The balances are segregated between current and noncurrent on the consolidated balance sheets under the captions Current Liabilities and Deferred Credits and Other Noncurrent Liabilities.

Management estimates that undiscounted future costs to clean up SJG's sites will range from $124.3 million to $223.3 million. Six of SJG's sites comprise the majority of these estimates, the sum of the six sites range from a low of $110.2 million to a high of $198.4 million. SJG recorded the lower end of this range as a liability because a single reliable estimation point is not feasible due to the amount of uncertainty involved in the nature of projected remediation efforts and the long period over which remediation efforts will continue. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements. Significant risks surrounding these estimates include unforeseen market price increases for remedial services, property owner acceptance of remedy selection, regulatory approval of selected remedy and remedial investigative findings.

The remediation efforts at SJG's six most significant sites include the following:

Site 1 - Several interim remedial actions have been completed at the site. Steps remaining to remediate the balance of the site include selection of the remedial action, confirmation of regulatory compliance of the selected remedy, implementation of the approved remedy and issuance of a Response Action Outcome.

Site 2 - Remediation of the site is underway in accordance with the approved Remedial Action Work plan. Steps remaining to remediate the site include continued excavation of impacted soil and post remediation groundwater monitoring and issuance of a Response Action Outcome.

Site 3 - Various remedial investigation activities have been completed at this site and a final site remedy has been proposed to the regulatory authority.  Steps remaining to remediate the site include installation of a sub-surface containment unit, operation of a product recovery system, post remediation groundwater monitoring, and issuance of a Response Action Outcome.

Site 4 - Remedial investigation activities are ongoing at this site including pilot studies of potential remedial alternatives and continued soil and groundwater investigation.  Steps remaining to remediate the site include in-situ remediation of impacted soil, post remediation groundwater monitoring, and issuance of a Response Action Outcome.

Sites 5 and 6 - Remedial investigation activities are ongoing at these sites.   Steps remaining to remediate the sites include selection of the remedial action, approval of the selected remedy, implementation of the remedy, and issuance of a Response Action Outcome.

With Morie's sale in 1996, EMI assumed responsibility for environmental liabilities currently estimated between $3.2 million and $5.1 million. The information available on these sites is sufficient only to establish a range of probable liability and no point within the range is more likely than any other. Therefore, EMI has accrued the lower end of the range. Changes in the accrual are included in the statements of consolidated income under Loss from Discontinued Operations.

SJI and SJF estimate their potential exposure for the future remediation of six sites where fuel oil operations existed years ago to range from $0.7 million to $1.3 million. The lower end of this range has been recorded under Current Liabilities and Deferred Credits and Other Noncurrent Liabilities as of December 31, 2014.

South Jersey Industries, Inc.
Part II

16.	DERIVATIVE INSTRUMENTS:

Certain SJI subsidiaries are involved in buying, selling, transporting and storing natural gas and buying and selling retail electricity for their own accounts as well as managing these activities for third parties. These subsidiaries are subject to market risk on expected future purchases and sales due to commodity price fluctuations. The Company uses a variety of derivative instruments to limit this exposure to market risk in accordance with strict corporate guidelines.  These derivative instruments include forward contracts, swap agreements, options contracts and futures contracts. As of December 31, 2014, the Company had outstanding derivative contracts intended to limit the exposure to market risk on 66.2 MMdts of expected future purchases of natural gas, 58.9 MMdts of expected future sales of natural gas, 0.9 MMmwh of expected future purchases of electricity and 0.9 MMmwh of expected future sales of electricity.  In addition to these derivative contracts, the Company has basis and index related purchase and sales contracts totaling 347.0 MMdts.  These contracts, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives — Energy Related Assets or Derivatives — Energy Related Liabilities on the consolidated balance sheets. The net unrealized pre-tax gains and losses for these energy related commodity contracts are included with realized gains and losses in Operating Revenues – Nonutility.

As part of its gas purchasing strategy, SJG uses financial contracts through SJRG to limit exposure to forward price risk. The costs or benefits of these short-term contracts are recoverable through SJG's BGSS clause, subject to BPU approval.

The retail gas operations of SJE transact commodities on a physical basis and typically does not directly enter into positions that financially settle. SJRG performs this risk management function for SJE and enters into the types of financial transactions noted above. The retail electric operations of SJE use forward physical and financial contracts to mitigate commodity price risk on fixed price electric contracts.

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

As of December 31, 2014, SJI's active interest rate swaps were as follows:

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

The unrealized gains and losses on interest rate derivatives that are not designated as cash flow hedges are included in Interest Charges. However, for selected interest rate derivatives at SJG, management believes that, subject to BPU approval, the market value upon termination can be recovered in rates and, therefore, these unrealized losses have been included in Other Regulatory Assets in the consolidated balance sheets.

South Jersey Industries, Inc.
Part II

The fair values of all derivative instruments, as reflected in the consolidated balance sheets as of December 31, are as follows (in thousands):

Derivatives not designated as hedging instruments under GAAP	2014		2013
	Assets	Liabilities	Assets	Liabilities
Energy related commodity contracts:
Derivatives – Energy Related – Current	85,368	109,744	$56,327	$77,993
Derivatives – Energy Related – Non-Current	13,905	19,926	26,451	22,131
Interest rate contracts:
Derivatives - Other	—	10,732	—	6,676
Total derivatives not designated as hedging instruments under GAAP	99,273	140,402	82,778	106,800

Total Derivatives	$99,273	$140,402	$82,778	$106,800

The Company enters into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. The Company presents derivatives at gross fair values on the consolidated balance sheets. As of December 31, 2014 and 2013, information related to these offsetting arrangements were as follows (in thousands):

As of December 31, 2014
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
Derivatives - Energy Related Assets	99,273	—	$99,273	(39,747)	(A)	—	$59,526
Derivatives - Energy Related Liabilities	(129,670)	—	$(129,670)	39,747	(B)	53,897	$(36,026)
Derivatives - Other	(10,732)	—	$(10,732)	—		—	$(10,732)

As of December 31, 2013
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
Derivatives - Energy Related Assets	82,778	—	$82,778	(28,082)	(A)	(498)	$54,198
Derivatives - Energy Related Liabilities	(100,124)	—	$(100,124)	28,082	(B)	29,639	$(42,403)
Derivatives - Other	(6,676)	—	$(6,676)	—		—	$(6,676)

(A) The balances at December 31, 2014 and 2013 were related to derivative liabilities which can be net settled against derivative assets.

(B) The balances at December 31, 2014 and 2013 were related to derivative assets which can be net settled against derivative liabilities.

South Jersey Industries, Inc.
Part II

The effect of derivative instruments on the consolidated statements of income and comprehensive income for the year ended December 31 is as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	2014	2013	2012
Interest Rate Contracts:
Losses recognized in AOCL on effective portion	$—	$—	$(752)
Losses reclassified from AOCL into income (a)	$(419)	$(448)	$(594)
Losses recognized in income on ineffective portion (a)	—	—	—

(a) Included in Interest Charges

Derivatives Not Designated as Hedging Instruments under GAAP	2014	2013	2012
Losses on energy related commodity contracts (a)	$(6,592)	$(25,823)	$(193)
(Losses) gains on interest rate contracts (b)	(467)	2,760	660

Total	$(7,059)	$(23,063)	$467

(a)  Included in Operating Revenues - Non Utility
(b)  Included in Interest Charges

Net realized gains (losses) associated with SJG’s energy-related financial commodity contracts of $1.7 million, $(0.4) million and $(15.4) million for the years ended 2014, 2013 and 2012, respectively, are not included in the above table. These contracts are part of SJG’s regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to, and recoverable through, regulatory riders, any changes in the value of SJG’s energy related financial commodity contracts are deferred in Regulatory Assets or Liabilities and there is no impact on earnings.

Certain of the Company’s derivative instruments contain provisions that require immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions in the event of a material adverse change in the credit standing of the Company. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on December 31, 2014, is $30.6 million.  If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2014, the Company would have been required to settle the instruments immediately or post collateral to its counterparties of approximately $23.8 million after offsetting asset positions with the same counterparties under master netting arrangements.

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

South Jersey Industries, Inc.
Part II

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of December 31, 2014	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$8,922	$5,952	$2,970	$—
Derivatives – Energy Related Assets (B)	99,273	21,675	43,093	34,505
	$108,195	$27,627	$46,063	$34,505

Liabilities

Derivatives – Energy Related Liabilities (B)	$129,670	$49,009	$40,548	$40,113
Derivatives – Other (C)	10,732	—	10,732	—
	$140,402	$49,009	$51,280	$40,113

As of December 31, 2013	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$8,716	$8,716	$—	$—
Derivatives – Energy Related Assets (B)	82,778	4,385	27,182	51,211
	$91,494	$13,101	$27,182	$51,211

Liabilities

Derivatives – Energy Related Liabilities (B)	$100,124	$4,236	$52,772	$43,116
Derivatives – Other (C)	6,676	—	6,676	—
	$106,800	$4,236	$59,448	$43,116

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

The following table provides quantitative information regarding significant unobservable inputs in Level 3 fair value measurements (in thousands, except for ranges):

Type	Fair Value at December 31, 2014		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$26,485	$33,882	Discounted Cash Flow	Forward price (per dt)	$(2.04) - $7.83 [$(0.30)]
Forward Contract - Electric	$8,020	$6,231	Discounted Cash Flow	Fixed electric load profile (on-peak)	8.06% - 100.00% [55.97%]
				Fixed electric load profile (off-peak)	0.00% - 91.94% [44.03%]

Type	Fair Value at December 31, 2013		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$41,444	$36,043	Discounted Cash Flow	Forward price (per dt)	$(1.75) - $6.05 [$(0.79)]
Forward Contract - Electric	$9,767	$7,073	Discounted Cash Flow	Fixed electric load profile (on-peak)	8.06% - 100.00% [54.55%]
				Fixed electric load profile (off-peak)	0.00% - 91.94% [45.45%]

The changes in fair value measurements of Derivatives – Energy Related Assets and Liabilities at December 31, 2014, using significant unobservable inputs (Level 3), are as follows (in thousands):

Year Ended December 31, 2014
Balance at January 1, 2014	$8,095
Other changes in fair value from continuing and new contracts, net	(17,153)
Settlements	3,450

Balance at December 31, 2014	$(5,608)

South Jersey Industries, Inc.
Part II

Year Ended December 31, 2013
Balance at January 1, 2013	$2,762
Other changes in fair value from continuing and new contracts, net	1,573
Transfers in/(out) of Level 3 (A)	2,748
Settlements	1,012

Balance at December 31, 2013	$8,095

(A) Transfers between different levels of the fair value hierarchy may occur based on the level of observable inputs used to value the instruments from period to period.  During the year ended December 31, 2013, $2.7 million of net derivative assets were transferred from Level 2 to Level 3, due to decreased observability of market data.

Total losses for 2014 included in earnings for the year ended December 31, 2014 that are attributable to the change in unrealized losses relating to those assets and liabilities included in Level 3 still held as of December 31, 2014, are $17.2 million.  These losses are included in Operating Revenues-Nonutility on the consolidated statements of income.

18.	ACCUMULATED OTHER COMPREHENSIVE LOSS (AOCL):

The following table summarizes the changes in accumulated other comprehensive loss (AOCL) for the year ended December 31, 2014 (in thousands):

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Other Comprehensive Income (Loss) of Affiliated Companies	Total
Balance at January 1, 2014 (a)	$(18,503)	$(2,697)	$397	$43	$(20,760)
Other comprehensive income before reclassifications	(11,012)		76		(10,936)
Amounts reclassified from AOCL (b)	1,852	247	(548)	(113)	1,438
Net current period other comprehensive income	(9,160)	247	(472)	(113)	(9,498)
Balance at December 31, 2014 (a)	$(27,663)	$(2,450)	$(75)	$(70)	$(30,258)

(a) For 2014, determined using a combined average statutory tax rate of 40%.
(b) See table below.

South Jersey Industries, Inc.
Part II

The following table provides details about reclassifications out of AOCL for the year ended December 31, 2014 (in thousands):

	Amounts Reclassified from AOCL	Affected Line Item in the Condensed Consolidated Statements of Income
	For the Year Ended December 31, 2014
Actuarial Loss on Postretirement Benefits	$3,023	Operating Expenses: Operations
Income Taxes	(1,171)	Income Taxes (a)
	$1,852
Unrealized Gain on Derivatives-Other - interest rate contracts designated as cash flow hedges	$418	Interest Charges
Income Taxes	(171)	Income Taxes (a)
	$247

Unrealized Loss on Available-for-Sale Securities	$(918)	Other Income
Income Taxes	370	Income Taxes (a)
	$(548)

Income of Affiliated Companies	$(176)	Equity in Loss of Affiliated Companies
Income Taxes	63	Income Taxes (a)
	$(113)

Losses from reclassifications for the period net of tax	$1,438

(a) For 2014, determined using a combined average statutory tax rate of 40%.

19.	SUBSEQUENT EVENT:

On February 26, 2015, the Board of Directors approved an amendment to SJI's Certificate of Incorporation to increase the authorized number of shares of common stock from 60,000,000 shares to 120,000,000 shares. The principal purpose of the increase is to permit a two-for-one split of all the issued shares of SJI's common stock, to be effected pursuant to a stock dividend of one share of common stock for each outstanding share of common stock, payable May 8, 2015 to shareholders of record at the close of business on April 17, 2015. Share-related information is reported on a pro forma basis on the consolidated income statement reflecting the stock split. All other share-related information contained in this report is on a pre-split basis.

South Jersey Industries, Inc.
Part II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
South Jersey Industries, Inc.
Folsom, New Jersey

We have audited the accompanying consolidated balance sheets of South Jersey Industries, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows, and changes in equity and comprehensive income for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of South Jersey Industries, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 27, 2015

South Jersey Industries, Inc.
Part II

Quarterly Financial Data (Unaudited)
(Summarized quarterly results of SJI's operations, in thousands except for per share amounts)

	2014 Quarter Ended				2013 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
Operating Revenues	$350,201	$133,271	$122,427	$281,097	$255,631	$122,592	$128,808	$224,390
Expenses:
Cost of Sales - (Excluding depreciation)	228,138	78,947	76,073	153,794	152,301	87,827	89,160	139,703
Operations and Maintenance Including Fixed Charges	64,684	56,174	56,039	69,384	52,226	47,114	47,789	54,674
Income Taxes	11,869	(9,510)	(8,325)	10,415	7,772	(11,632)	(5,533)	(9,621)
Energy and Other Taxes	1,953	1,241	1,196	1,330	3,833	1,664	1,458	2,861
Total Expenses	306,644	126,852	124,983	234,923	216,132	124,973	132,874	187,617

Other Income and Expense	4,654	3,282	(1,720)	(2,182)	3,838	3,297	2,845	2,584

Income (Loss) from Continuing Operations	48,211	9,701	(4,276)	43,992	43,337	916	(1,221)	39,357
Loss from Discontinued Operations - (Net of tax benefit)	(313)	(80)	(120)	(69)	(471)	(28)	(200)	(97)
Net Income (Loss)	$47,898	$9,621	$(4,396)	$43,923	$42,866	$888	$(1,421)	$39,260

Basic Earnings Per Common Share:
Continuing Operations	$1.47	$0.29	$(0.13)	$1.31	$1.37	$0.03	$(0.04)	$1.22
Discontinued Operations	(0.01)	—	—	—	(0.02)	—	—	—
Basic Earnings Per Common Share	$1.46	$0.29	$(0.13)	$1.31	$1.35	$0.03	$(0.04)	$1.22
Average Shares of Common Stock Outstanding - Basic	32,765	32,963	33,166	33,652	31,757	31,949	31,984	32,259

Diluted Earnings Per Common Share:
Continuing Operations	$1.47	$0.29	$(0.13)	$1.30	$1.36	$0.03	$(0.04)	$1.22
Discontinued Operations	(0.01)	—	—	—	(0.01)	—	—	—
Diluted Earnings Per Common Share	$1.46	$0.29	$(0.13)	$1.30	$1.35	$0.03	$(0.04)	$1.22
Average Shares of Common Stock Outstanding - Diluted	32,842	33,037	33,166	33,727	31,811	32,012	31,984	32,306

The sum of the quarters for 2014 and 2013 do not equal the year's total due to rounding.

NOTE:	Because of the seasonal nature of the business and the volatility from energy related derivatives, statements for the 3-month periods are not indicative of the results for a full year.

South Jersey Industries, Inc.
Part II

Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014. Based on that evaluation, the Company's chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company are effective.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rule 13a-15(f). The Company's internal control system is designed to provide reasonable assurance to its management and board of directors regarding the preparation and fair presentation of published financial statements. In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control - Integrated Framework (2013 Framework). As such, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 Framework issued by the COSO.  Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included under this Item 9A.

Changes in Internal Control over Financial Reporting

There has not been any change in the Company's internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None

South Jersey Industries, Inc.
Part II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
South Jersey Industries, Inc.
Folsom, New Jersey

We have audited the internal control over financial reporting of South Jersey Industries, Inc. and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2014 of the Company and our reports dated February 27, 2015 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 27, 2015

South Jersey Industries, Inc.
Part III

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning Directors may be found under the captions “Director Elections”, “Nominees”, “Directors and Management”, “Security Ownership”, "Meetings of the Board of Directors and its Committees", and “The Board of Directors” in our definitive proxy statement for our 2015 Annual Meeting of Shareholders (the “2015 Proxy Statement”), which will be filed within the Commission within 120 days after the close of our fiscal year. Information concerning the members of the Company's Audit Committee and the Company's Audit Committee Financial Expert is also incorporated by reference to the 2015 Proxy Statement under the captions "Meetings of the Board of Directors and its Committees", “Audit Committee” and “Audit Committee Report.” Such information is incorporated herein by reference. Information required by this item relating to the executive officers of SJI is set forth in Item 4-A of this Report.

Code of Ethics

The Company has adopted a Code of Ethics for its Principal Executive, Financial and Accounting Officers. It is available on SJI's website, www.sjindustries.com by clicking “Investors” and then “Corporate Governance.” We will post any amendment to or waiver of the Code to our website.

Item 11. Executive Compensation

Information concerning executive compensation may be found under the caption “Compensation Discussion & Analysis” of our 2015 Proxy Statement. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in our 2015 Proxy Statement set forth under the caption “Security Ownership” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information in our 2015 Proxy Statement set forth under the caption “The Board of Directors” and “Certain Relationships” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information in our 2015 Proxy Statement set forth under the caption “Audit Committee Report” is incorporated herein by reference.

South Jersey Industries, Inc.
Part IV

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Listed below are all financial statements and schedules filed as part of this Report:

1 - The consolidated financial statements and notes to consolidated financial statements together with the report thereon of Deloitte & Touche LLP, dated February 27, 2015, are filed as part of this Report under Item 8 - Financial Statements and Supplementary Data.

2 - Supplementary Financial Information

Information regarding selected quarterly financial data can be found on page 101 of this Report.

Schedule I - Supplemental Schedules as of December 31, 2014 and 2013 and for the three years ended December 31, 2014, 2013, and 2012 (page 113).

Report of Independent Registered Public Accounting Firm of Deloitte & Touche LLP (page 112).

Schedule II - Valuation and Qualifying Accounts (page 117).

All schedules, other than that listed above, are omitted because the information called for is included in the financial statements filed or because they are not applicable or are not required.

(b)	List of Exhibits (Exhibit Number is in Accordance with the Exhibit Table in Item 601 of Regulation S-K).

Exhibit Number	Description	Reference

(3)(a)(i)	Certificate of Incorporation of South Jersey Industries, Inc., as amended through April 19, 1984.	Incorporated by reference from Exhibit (4)(a) of Form S-2 (2-91515).

(3)(a)(ii)	Amendment to Certificate of Incorporation relating to two-for-one stock split effective as of April 28, 1987.	Incorporated by reference from Exhibit (4)(e)(1) of Form S-3 (33-1320).

(3)(a)(iii)	Amendment to Certificate of Incorporation relating to director and officer liability.	Incorporated by reference from Exhibit (4)(e)(2) of Form S-3 (33-1320).

(3)(a)(iv)	Amendment to Certificate of Incorporation relating to two-for-one stock split effective as of June 30, 2005.	Incorporated by reference from Exhibit 3 of Form 10-Q of SJI filed on May 10, 2005.

(3)(a)(v)	Amendment to Certificate of Incorporation as of April 23, 2009 establishing the annual election of the South Jersey Industries, Inc. directors	Incorporated by reference from Exhibit 99.2 of Form 8-K filed on April 28, 2009.

(3)(b)(i)	Bylaws of South Jersey Gas Company as amended and restated through January 1, 2013.	Incorporated by reference from Exhibit 3.1 of Form 8-K of SJG as filed January 4, 2013.

(3)(b)(ii)	Bylaws of South Jersey Industries, Inc. as amended January 23, 2015.	Incorporated by reference from Exhibit 3.2 of Form 8-K of SJI as filed January 26, 2015.

(4)(a)	Form of Stock Certificate for common stock.	Incorporated by reference from Exhibit (4)(a) of Form 10-K for 1985 (1-6364).

(4)(b)(i)	First Mortgage Indenture dated October 1, 1947.	Incorporated by reference from Exhibit (4)(b)(i) of Form 10-K for 1987 (1-6364).

South Jersey Industries, Inc.
Part IV

(4)(b)(ii)	Nineteenth Supplemental Indenture dated as of April 1, 1992.	Incorporated by reference from Exhibit (4)(b)(xvii) of Form 10-K for 1992 (1-6364).

(4)(b)(iii)	Twenty-First Supplemental Indenture dated as of March 1, 1997.	Incorporated by reference from Exhibit (4)(b)(xviv) of Form 10-K for 1997(1-6364).

(4)(b)(iv)	Twenty-Second Supplemental Indenture dated as of October 1, 1998.	Incorporated by reference from Exhibit (4)(b)(ix) of Form S-3 (333-62019).

(4)(b)(v)	Twenty-Third Supplemental Indenture dated as of September 1, 2002.	Incorporated by reference from Exhibit (4)(b)(x) of Form S-3 (333-98411).

(4)(b)(vi)	Twenty-Fourth Supplemental Indenture dated as of September 1, 2005.	Incorporated by reference from Exhibit (4)(b)(vi) of Form S-3 (333-126822).

(4)(b)(vii)	Amendment to Twenty-Fourth Supplemental Indenture dated as of March 31, 2006	Incorporated by reference from Exhibit 4 of Form 8-K of SJG as filed April 26, 2006.

(4)(b)(viii)	Amendment No. 2 to the Twenty-Fourth Supplemental Indenture dated as of December 20, 2010.	Incorporated by reference from Exhibit (4)(b)(viii) of Form 10-K for 2010

(4)(b)(ix)	Loan Agreement by and between New Jersey Economic Development Authority and SJG dated April 1, 2006.	Incorporated by reference from Exhibit 10 of Form 8-K of SJG as filed April 26, 2006.

(4)(b)(x)	Twenty-Fifth Supplemental Indenture dated as of March 29, 2012.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJG as filed April 3, 2012.

(4)(c)(i)	Medium Term Note Indenture of Trust dated October 1, 1998.	Incorporated by reference from Exhibit 4(e) of Form S-3 (333-62019).

(4)(c)(ii)	First Supplement to Indenture of Trust dated as of June 29, 2000.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJG dated July 12, 2001.

(4)(c)(iii)	Second Supplement to Indenture of Trust dated as of July 5, 2000.	Incorporated by reference from Exhibit 4.2 of Form 8-K of SJG dated July 12, 2001.

(4)(c)(iv)	Third Supplement to Indenture of Trust dated as of July 9, 2001.	Incorporated by reference from Exhibit 4.3 of Form 8-K of SJG dated July 12, 2001.

(4)(c)(v)	Fourth Supplement to Indenture of Trust dated as of February 26, 2010.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJG dated March 5, 2010.

(10)(a)(i)	Gas storage agreement (GSS) between South Jersey Gas Company and Transco dated October 1, 1993.	Incorporated by reference from Exhibit (10)(d) of Form 10-K for 1993 (1-6364).

South Jersey Industries, Inc.
Part IV

Exhibit Number	Description	Reference

(10)(a)(ii)	Gas storage agreement (LG-A) between South Jersey Gas Company and Transco dated June 3, 1974.	Incorporated by reference from Exhibit (5)(f) of Form S-7 (2-56223).

(10)(a)(iii)	Gas storage agreement (WSS) between South Jersey Resources Group LLC and Transco dated May 1, 2006.	Incorporated by reference from Exhibit (10)(a)(iii) of Form 10-K for 2008.

(10)(a)(iv)	Gas storage agreement (LSS) between South Jersey Gas Company and Transco dated October 1, 1993.	Incorporated by reference from Exhibit (10)(i) of Form 10-K for 1993 (1-6364).

(10)(a)(v)	Gas storage agreement (SS-1) between South Jersey Gas Company and Transco dated May 10, 1987 (effective April 1, 1988).	Incorporated by reference from Exhibit (10)(i)(a) of Form 10-K for 1988 (1-6364).

(10)(b)(i)	Gas storage agreement (SS-2) between South Jersey Gas Company and Transco dated July 25, 1990.	Incorporated by reference from Exhibit (10)(i)(i) of Form 10-K for 1991 (1-6364).

(10)(b)(ii)	Amendment to gas transportation agreement dated December 20, 1991 between South Jersey Gas Company and Transco dated October 5, 1993.	Incorporated by reference from Exhibit (10)(i)(k) of Form 10-K for 1993 (1-6364).

(10)(b)(iii)	CNJEP Service agreement between South Jersey Gas Company and Transco dated June 27, 2005.	Incorporated by reference from Exhibit (10)(i)(l) of Form 10-K for 2005 (1-6364).

(10)(c)(i)	FTS Service Agreement No. 38099 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(n) of Form 10-K for 1993 (1-6364).

(10)(c)(ii)	NTS Service Agreement No. 39305 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(o) of Form 10-K for 1993 (1-6364).

(10)(c)(iii)	FSS Service Agreement No. 38130 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(p) of Form 10-K for 1993 (1-6364).

(10)(d)(i)	SST Service Agreement No. 38086 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(q) of Form 10-K for 1993 (1-6364).

(10)(e)(i)*
Deferred Payment Plan for Directors of South Jersey Industries, Inc., South Jersey Gas Company, Energy & Minerals, Inc., R&T Group, Inc. and South Jersey Energy Company as amended and restated October 21, 1994.
Incorporated by reference from Exhibit (10)(l) of Form 10-K for 1994 (1-6364).

(10)(e)(ii)*	Schedule of Deferred Compensation Agreements.	Incorporated by reference from Exhibit (10)(l)(b) of Form 10-K for 1997 (1-6364).

(10)(e)(iii)*	Form of Officer Change in Control Agreements, effective January 1, 2013, between certain officers and either South Jersey Industries, Inc. or its subsidiaries.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI as filed January 25, 2013.

(10)(e)(iv)*	Schedule of Officer Agreements (filed herewith).

(10)(f)(i)*	Officer Severance Plan (filed herewith).

South Jersey Industries, Inc.
Part IV

(10)(f)(ii)*	Supplemental Executive Retirement Program, as amended and restated effective January 1, 2009 and Form of Agreement between certain SJI or subsidiary officers.	Incorporated by reference from Exhibit (10)(f)(ii) of Form 10-K for 2009.

(10)(f)(iii)*	South Jersey Industries, Inc. 1997 Stock-Based Compensation Plan (As Amended and Restated Effective January 1, 2012).	Incorporated by reference from Exhibit 10.3 of Form 8-K of SJI as filed January 6, 2012.

(10)(g)(i)	Four-Year Revolving Credit Agreement, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated May 2, 2011.

(10)(g)(ii)	Four-Year Revolving Credit Agreement, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated May 6, 2011.

(10)(g)(iii)	Note Purchase Agreement dated as of March 1, 2010.	Incorporated by reference from Exhibit 10 of Form 8-K of SJG dated March 5, 2010.

(10)(g)(iv)	Note Purchase Agreement dated as of December 30, 2010.	Incorporated by reference from Exhibit 10 of Form 8-K of SJG dated January 5, 2011.

(10)(g)(v)	Commercial Paper Dealer Agreement, dated as of July 1, 2011, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated July 1, 2011.

(10)(g)(vi)	Commercial Paper Dealer Agreement, dated as of January 5, 2012, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated January 9, 2012.

(10)(g)(vii)	Letter of Credit Reimbursement Agreements dated as of March 15, 2012.	Incorporated by reference from Exhibit 10.1-10.3 of Form 8-K of SJI dated March 21, 2012.

(10)(g)(viii)	Note Purchase Agreement dated as of April 2, 2012.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated April 3, 2012.

(10)(g)(ix)	Term Loan Credit Agreement, dated as of June 1, 2012, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated June 1, 2012.

(10)(g)(x)	Note Purchase Agreement, dated as of June 28, 2012, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated June 29, 2012.

(10)(g)(xi)	Note Purchase Agreement, dated as of September 20, 2012, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated September 25, 2012.

(10)(g)(xii)	First Amendment to Credit Agreement, dated as of February 11, 2013, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated February 14, 2013.

(10)(g)(xiii)	First Amendment to Credit Agreement, dated as of September 27, 2013, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated September 30, 2013.

(10)(g)(xiv)	Term Loan Credit Agreement, dated as of October 28, 2013, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated October 30, 2013.

(10)(g)(xv)	Note Purchase Agreement, dated as of November 21, 2013, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated November 21, 2013.

(10)(g)(xvi)	Second Amendment to Credit Agreement, dated as of September 27, 2013, for SJI.	Incorporated by reference from Exhibit 10(g)(xvi) of Form 10-K of SJI as filed February 28, 2014.

South Jersey Industries, Inc.
Part IV

(10)(g)(xvii)	Term Loan Credit Agreement, dated as of June 5, 2014, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated June 5, 2014.

(10)(g)(xviii)	Note Purchase Agreement, dated as of June 26, 2014, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated June 26, 2014.

(12)	Calculation of Ratio of Earnings to Fixed Charges (Before Federal Income Taxes) (filed herewith).

(14)	Code of Ethics.	Incorporated by reference from Exhibit 14 of Form 10-K for 2007.

(21)	Subsidiaries of the Registrant (filed herewith).

(23)	Independent Registered Public Accounting Firm's Consent (filed herewith).

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(101.INS)	eXtensible Business Reporting Language (XBRL) Instance Document (filed herewith).

(101.SCH)	XBRL Taxonomy Extension Schema (filed herewith).

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase (filed herewith).

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase (filed herewith).

(101.LAB)	XBRL Taxonomy Extension Label Linkbase (filed herewith).

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).

  * Constitutes a management contract or a compensatory plan or arrangement.

South Jersey Industries, Inc.
Part IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH JERSEY INDUSTRIES, INC.
BY:	/s/ Stephen H. Clark
Stephen H. Clark
Chief Financial Officer
Date:	February 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

South Jersey Industries, Inc.
Part IV

Signature	Title	Date

/s/ Edward J. Graham	Chairman of the Board & Chief Executive Officer	February 27, 2015
(Edward J. Graham)	(Principal Executive Officer)

/s/ Michael J. Renna	Director, President & Chief Operating Officer	February 27, 2015
(Michael J. Renna)

/s/ Stephen H. Clark	Chief Financial Officer	February 27, 2015
(Stephen H. Clark)	(Principal Financial and Accounting Officer)

/s/ Sarah M. Barpoulis	Director	February 27, 2015
(Sarah M. Barpoulis)

/s/ Thomas A. Bracken	Director	February 27, 2015
(Thomas A. Bracken)

/s/ Keith S. Campbell	Director	February 27, 2015
(Keith S. Campbell)

/s/ Victor A. Fortkiewicz	Director	February 27, 2015
(Victor A. Fortkiewicz)

/s/ Sheila Hartnett-Devlin	Director	February 27, 2015
(Sheila Hartnett-Devlin)

/s/ Walter M. Higgins, III	Director	February 27, 2015
(Walter M. Higgins, III)

/s/ Sunita Holzer	Director	February 27, 2015
(Sunita Holzer)

/s/ Joseph H. Petrowski	Director	February 27, 2015
(Joseph H. Petrowski)

/s/ Frank L. Sims	Director	February 27, 2015
(Frank L. Sims)

South Jersey Industries, Inc.
Part IV

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
South Jersey Industries, Inc.
Folsom, New Jersey

We have audited the consolidated financial statements of South Jersey Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and for each of the three years in the period ended December 31, 2014, and the Company's internal control over financial reporting as of December 31, 2014, and have issued our reports thereon dated February 27, 2015; such reports are included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedules of the Company listed in Item 15(a)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 27, 2015

South Jersey Industries, Inc.
Part IV

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
CONDENSED STATEMENTS OF INCOME
(In Thousands)

	2014	2013	2012

Management Service Fee Revenues	$21,118	$16,269	$15,449

Operating Expenses:
Operations	18,183	14,979	13,869
Depreciation	439	260	183
Energy and Other Taxes	813	465	419
Total Operating Expenses	19,435	15,704	14,471

Operating Income	1,683	565	978

Other Income:
Equity in Earnings of Subsidiaries	97,628	82,389	92,776
Other	7,283	5,459	3,270

Total Other Income	104,911	87,848	96,046

Interest Charges	8,803	6,004	4,219
Income Taxes	163	20	29

Income from Continuing Operations	97,628	82,389	92,776

Equity in Undistributed Earnings of Discontinued Subsidiaries	(582)	(796)	(1,168)

Net Income	$97,046	$81,593	$91,608

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	2014	2013	2012

Net Income	$97,046	$81,593	$91,608
Other Comprehensive (Loss) Income - Net of Tax*
Postretirement Liability Adjustment	(9,160)	4,934	(1,842)
Unrealized (Loss) Gain on Available-for-Sale Securities	(472)	103	500
Unrealized Gain (Loss) on Derivatives	134	5,308	(1,325)
Total Other Comprehensive (Loss) Income - Net of Tax*	(9,498)	10,345	(2,667)

Comprehensive Income	$87,548	$91,938	$88,941

*  For 2014, determined using a combined average statutory tax rate of 40%. For 2013 and 2012, determined using a combined statutory tax rate of 41%

South Jersey Industries, Inc.
Part IV

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
CONDENSED STATEMENTS OF RETAINED EARNINGS
(In Thousands)

	2014	2013	2012

Retained Earnings - Beginning	$406,041	$382,127	$341,677
Net Income	97,046	81,593	91,608
	503,087	463,720	433,285

Dividends Declared - Common Stock	(63,869)	(57,679)	(51,158)

Retained Earnings - Ending	$439,218	$406,041	$382,127

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED DECEMBER 31,
(In Thousands)

	2014	2013	2012

CASH PROVIDED BY OPERATING ACTIVITIES	$22,244	$1,316	$1,840

CASH FLOWS FROM INVESTING ACTIVITIES:

Net Advances to Associated Companies	(104,979)	(68,900)	(174,593)
Capital Expenditures	(1,610)	(360)	(454)
Proceeds from Sale of Property, Plant & Equipment	27	6	29
Purchase of Company Owned Life Insurance	(1,250)	(5,149)	(4,547)
Investment in Affiliate	(25,000)	(25,000)	—

Net Cash Used In Investing Activities	(132,812)	(99,403)	(179,565)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from Issuance of Long Term Debt	240,000	—	115,000
Payments for Issuance of Long Term Debt	(1,558)	—	(665)
Net (Repayments of) Borrowing from Lines of Credits	(144,100)	101,600	42,000
Dividends on Common Stock	(63,869)	(57,679)	(50,942)
Proceeds from Sale of Common Stock	80,680	54,028	70,241

Net Cash Provided by Financing Activities	111,153	97,949	175,634

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	585	(138)	(2,091)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,831	1,969	4,060

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,416	$1,831	$1,969

South Jersey Industries, Inc.
Part IV

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
CONDENSED BALANCE SHEETS (In Thousands)

	2014	2013
Assets

Property Plant and Equipment:
Nonutility Property, Plant and Equipment, at cost	$3,521	$1,506
Accumulated Depreciation	(1,370)	(752)

Property, Plant and Equipment - Net	2,151	754

Investments:
Investments in Subsidiaries	983,721	887,671
Available-for-Sale Securities	28	21

Total Investments	983,749	887,692

Current Assets:
Cash and Cash Equivalents	2,416	1,831
Receivable from Associated Companies	463,756	358,620
Accounts Receivable	35	46
Other	747	1,510

Total Current Assets	466,954	362,007

Other Noncurrent Assets	44,887	35,882

Total Assets	$1,497,741	$1,286,335

Capitalization and Liabilities

Equity:
Common Stock SJI
Par Value $1.25 a share
Authorized - 60,000,000 shares
Outstanding - 34,167,430 (2014) and 32,715,042 (2013)	42,709	$40,894
Premium on Common Stock	480,928	401,011
Treasury Stock (at par)	(165)	(186)
Accumulated Other Comprehensive Loss	(30,258)	(20,760)
Retained Earnings	439,218	406,041

Total Equity	932,432	827,000

Long-Term Debt	291,000	165,000

Current Liabilities:
Notes Payable - Banks	144,300	288,400
Current Portion of Long-Term Debt	114,000	—
Payable to Associated Companies	413	257
Accounts Payable	400	322
Other Current Liabilities	5,062	2,063

Total Current Liabilities	264,175	291,042

Other Noncurrent Liabilities	10,134	3,293

Total Capitalization and Liabilities	$1,497,741	$1,286,335

South Jersey Industries, Inc.
Part IV

 Notes to Condensed Financial Statements

1.	BASIS OF PRESENTATION:

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

Dividends received from subsidiaries amounted to $18.2 million in 2014. No dividends were received from subsidiaries in 2013 and 2012.

South Jersey Industries, Inc.
Part IV

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Col. A	Col. B	Col. C		Col. D	Col. E

		Additions

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe (a)	Deductions - Describe (b)	Balance at End of Period

Provision for Uncollectible
Accounts for the Year Ended
December 31, 2014	$5,854	$9,519	$(102)	$7,361	$7,910

Provision for Uncollectible
Accounts for the Year Ended
December 31, 2013	$5,924	$4,245	$(41)	$4,274	$5,854

Provision for Uncollectible
Accounts for the Year Ended
December 31, 2012	$5,337	$4,932	$110	$4,455	$5,924

(a) Recoveries of accounts previously written off and minor adjustments.
(b) Uncollectible accounts written off.