Form 10-Q
period 2015-03-31
SOUTH JERSEY INDUSTRIES INC
filed 2015-05-08
CIK 91928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of May 1, 2015 there were 34,228,382 shares of the registrant’s common stock outstanding.

Item 1. Unaudited Condensed Consolidated Financial Statements

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Three Months Ended March 31,
	2015	2014
Operating Revenues:
Utility	$266,530	$210,329
Nonutility	116,422	139,872
Total Operating Revenues	382,952	350,201
Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	144,974	103,077
- Nonutility	96,733	125,061
Operations	41,861	39,350
Maintenance	3,998	3,259
Depreciation	16,819	14,991
Energy and Other Taxes	2,196	1,953
Total Operating Expenses	306,581	287,691
Operating Income	76,371	62,510

Other Income and Expense	2,241	2,368
Interest Charges	(8,601)	(7,084)
Income Before Income Taxes	70,011	57,794
Income Taxes	(16,613)	(11,869)
Equity in Earnings of Affiliated Companies	455	2,286
Income from Continuing Operations	53,853	48,211
Loss from Discontinued Operations - (Net of tax benefit)	(276)	(313)
Net Income	$53,577	$47,898

Basic Earnings Per Common Share:
Continuing Operations	$0.79	$0.74
Discontinued Operations	—	(0.01)
Basic Earnings Per Common Share	$0.79	$0.73

Average Shares of Common Stock Outstanding - Basic	68,397	65,530

Diluted Earnings Per Common Share:
Continuing Operations	$0.79	$0.74
Discontinued Operations	—	(0.01)
Diluted Earnings Per Common Share	$0.79	$0.73

Average Shares of Common Stock Outstanding - Diluted	68,618	65,684

Dividends Declared Per Common Share	$0.25	$0.24

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements. All share and per share amounts were adjusted for the 2-for-1 stock split, effected in the form of a stock dividend, effective on May 8, 2015. See Note 1.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,
	2015	2014
Net Income	$53,577	$47,898

Other Comprehensive Income, Net of Tax:*

Unrealized Gain on Available-for-Sale Securities	88	62
Unrealized Gain on Derivatives - Other	8	66
Other Comprehensive Loss of Affiliated Companies	(95)	(18)

Other Comprehensive Income - Net of Tax*	1	110

Comprehensive Income	$53,578	$48,008

* For 2015, determined using a combined average statutory tax rate of 40%. For 2014, determined using a combined statutory tax rate of 41%.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,
	2015	2014
Net Cash Provided by Operating Activities	$34,936	$49,232

Cash Flows from Investing Activities:
Capital Expenditures	(54,307)	(60,254)
Net Proceeds from Sale of Restricted Investments in Margin Account	4,829	7,444
Purchase of Available-for-Sale Securities	(6,059)	—
Investment in Long-Term Receivables	(4,658)	(2,053)
Proceeds from Long-Term Receivables	1,808	1,981
Purchase of Company Owned Life Insurance	(356)	(230)
Investment in Affiliate	(717)	—
Advances on Notes Receivable - Affiliate	(1,265)	(342)
Repayment of Notes Receivable - Affiliate	275	3,228

Net Cash Used in Investing Activities	(60,450)	(50,226)

Cash Flows from Financing Activities:
Net Borrowings from (Repayments of) Short-Term Credit Facilities	26,700	(29,600)
Proceeds from Issuance of Long-Term Debt	—	30,000
Payments for Issuance of Long-Term Debt	—	(210)
Proceeds from Sale of Common Stock	1,857	5,157

Net Cash Provided by Financing Activities	28,557	5,347

Net Increase in Cash and Cash Equivalents	3,043	4,353
Cash and Cash Equivalents at Beginning of Period	4,171	3,818

Cash and Cash Equivalents at End of Period	$7,214	$8,171

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	March 31, 2015	December 31, 2014
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$2,042,333	$2,002,966
Accumulated Depreciation	(419,223)	(413,597)
Nonutility Property and Equipment, at cost	626,875	622,079
Accumulated Depreciation	(84,524)	(77,345)

Property, Plant and Equipment - Net	2,165,461	2,134,103

Investments:
Available-for-Sale Securities	15,245	8,922
Restricted	60,623	65,451
Investment in Affiliates	67,754	68,351

Total Investments	143,622	142,724

Current Assets:
Cash and Cash Equivalents	7,214	4,171
Accounts Receivable	322,803	251,892
Unbilled Revenues	63,547	62,608
Provision for Uncollectibles	(9,383)	(7,910)
Notes Receivable - Affiliate	15,921	14,657
Natural Gas in Storage, average cost	38,925	63,246
Materials and Supplies, average cost	2,112	2,125
Deferred Income Taxes - Net	56,696	57,748
Prepaid Taxes	4,429	14,106
Derivatives - Energy Related Assets	52,441	85,368
Other Prepayments and Current Assets	25,453	18,686

Total Current Assets	580,158	566,697

Regulatory and Other Noncurrent Assets:
Regulatory Assets	335,009	357,160
Derivatives - Energy Related Assets	15,402	13,905
Unamortized Debt Issuance Costs	9,449	9,795
Notes Receivable - Affiliate	36,525	36,799
Contract Receivables	21,607	19,236
Notes Receivable	7,882	7,882
Other	61,607	61,124

Total Regulatory and Other Noncurrent Assets	487,481	505,901

Total Assets	$3,376,722	$3,349,425

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	March 31, 2015	December 31, 2014
Capitalization and Liabilities
Equity:
Common Stock	$85,530	$85,418
Premium on Common Stock	440,882	438,384
Treasury Stock (at par)	(284)	(330)
Accumulated Other Comprehensive Loss	(30,257)	(30,258)
Retained Earnings	475,614	439,218

Total Equity	971,485	932,432

Long-Term Debt	859,491	859,491

Total Capitalization	1,830,976	1,791,923

Current Liabilities:
Notes Payable	272,400	245,700
Current Portion of Long-Term Debt	149,909	149,909
Accounts Payable	221,230	272,998
Customer Deposits and Credit Balances	16,052	17,958
Environmental Remediation Costs	38,186	30,430
Taxes Accrued	9,197	2,328
Derivatives - Energy Related Liabilities	81,779	109,744
Dividends Payable	17,191	—
Interest Accrued	6,578	7,088
Pension Benefits	1,515	1,550
Other Current Liabilities	7,584	12,480

Total Current Liabilities	821,621	850,185

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	356,380	344,520
Investment Tax Credits	111	149
Pension and Other Postretirement Benefits	98,232	115,373
Environmental Remediation Costs	90,159	97,742
Asset Retirement Obligations	42,599	42,502
Derivatives - Energy Related Liabilities	24,522	19,926
Derivatives - Other	12,036	10,732
Regulatory Liabilities	66,526	41,899
Finance Obligation	19,420	19,659
Other	14,140	14,815

Total Deferred Credits and Other Noncurrent Liabilities	724,125	707,317

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$3,376,722	$3,349,425

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

 Notes to Unaudited Condensed Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

▪	SJI Midstream, LLC was formed in 2014 to invest in a project to build a 100-mile natural gas pipeline in Pennsylvania and New Jersey.

BASIS OF PRESENTATION — The condensed consolidated financial statements include the accounts of SJI, its wholly-owned subsidiaries and subsidiaries in which SJI has a controlling interest. SJI eliminates all significant intercompany accounts and transactions. In management’s opinion, the condensed consolidated financial statements reflect all normal and recurring adjustments needed to fairly present SJI’s financial position, operating results and cash flows at the dates and for the periods presented. SJI’s businesses are subject to seasonal fluctuations and, accordingly, this interim financial information should not be the basis for estimating the full year’s operating results. As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), the accompanying unaudited condensed consolidated financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These financial statements should be read in conjunction with SJI’s 2014 Annual Report on Form 10-K for a more complete discussion of the Company’s accounting policies and certain other information.

On February 26, 2015, the Board of Directors approved an amendment to SJI's Certificate of Incorporation to increase the authorized number of shares of common stock from 60,000,000 shares to 120,000,000 shares. The principal purpose of the increase is to permit a two-for-one split of all the issued shares of SJI's common stock, to be effected pursuant to a stock dividend of one share of common stock for each outstanding share of common stock, payable May 8, 2015 to shareholders of record at the close of business on April 17, 2015. All references to number of shares and per share information in the condensed consolidated financial statements and related notes have been retroactively adjusted to reflect this stock split.

REVENUE AND THROUGHPUT-BASED TAXES — SJG collects certain revenue-based energy taxes from its customers. Such taxes include New Jersey State Sales Tax and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. The PUA is included in both utility revenue and energy and other taxes and totaled $0.6 million and $0.4 million for the three months ended March 31, 2015 and 2014, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS - SJI reviews the carrying amount of long-lived assets for possible impairment whenever events or changes in circumstances indicate that such amounts may not be recoverable. For the three months ended March 31, 2015 and 2014, no impairments were identified.

GAS EXPLORATION AND DEVELOPMENT - The Company capitalizes all costs associated with gas property acquisition, exploration and development activities under the full cost method of accounting. Capitalized costs include costs related to unproved properties, which are not amortized until proved reserves are found or it is determined that the unproved properties are impaired. All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. No impairment charges were recorded during the three months ended March 31, 2015 or 2014. As of both March 31, 2015 and December 31, 2014, $8.9 million related to interests in proved and unproved properties in Pennsylvania, net of amortization, is included with Nonutility Property and Equipment and Other Noncurrent Assets on the condensed consolidated balance sheets.

TREASURY STOCK – SJI uses the par value method of accounting for treasury stock. As of March 31, 2015 and December 31, 2014, SJI held 227,432 and 263,578 shares of treasury stock, respectively. These shares are related to deferred compensation arrangements where the amounts earned are held in the stock of SJI.

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

NEW ACCOUNTING PRONOUNCEMENTS — Other than as described below, no new accounting pronouncement issued or effective during 2015 or 2014 had, or is expected to have, a material impact on the condensed consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements and Property, Plant and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the presentation of discontinued operations on the statements of income and other requirements for reporting discontinued operations. Under the new standard, only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results should be reported as a discontinued operation. This ASU also requires additional disclosures about discontinued operations and disposal of an individually significant component of an entity that does not qualify for discontinued operations. The new accounting guidance is effective prospectively to all disposals or classifications as held for sale of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. The revised guidance should not be applied to a component of an entity or a business that is classified as held for sale before the effective date. As such, the adoption of this guidance did not have an impact on the Company's financial statement results.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810)—Amendments to the Consolidation Analysis, which changes the analysis to be performed in determining whether certain types of legal entities should be consolidated. Specifically, the standard amends the evaluation of whether (a) fees paid to a decision maker or a service provider represent a variable interest, (b) a limited partnership or similar entity has the characteristics of a Variable Interest Entity ("VIE") and (c) a reporting entity is the primary beneficiary of a VIE. The standard is effective for annual periods beginning after December 15, 2015 and interim periods therein, with early adoption permitted. Management is currently determining the impact that adoption of this guidance will have on the Company's financial statement results.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The standard is effective for annual periods beginning after December 15, 2015 and interim periods therein. Management is currently determining the impact that adoption of this guidance will have on the Company's financial statement results.

2.	STOCK-BASED COMPENSATION PLAN:

Under the Amended and Restated 1997 Stock-Based Compensation Plan (Plan), shares may be issued to SJI’s officers (Officers), non-employee directors (Directors) and other key employees. This plan terminated on January 26, 2015. On January 23, 2015, the Board of Directors approved a new stock-based compensation plan. The new plan was approved by shareholders on April 30, 2015. No options were granted or outstanding during the three months ended March 31, 2015 and 2014.  No stock appreciation rights have been issued under the plan. During the three months ended March 31, 2015 and 2014, SJI granted 151,354 and 136,526 restricted shares, respectively, to Officers and other key employees under the 1997 plan prior to its termination.  Performance-based restricted shares vest over a three-year period and are subject to SJI achieving certain market and earnings-based performance targets as compared to a peer group average, which can cause the actual amount of shares that ultimately vest to range from between 0% to 200% of the original share units granted. In 2015, SJI also granted time-based shares of restricted stock, one-third of which vests annually over a three-year period and is limited to 100% payout if the service requirement is met. In January 2015, Officers and other key employees were granted 45,406 shares of time-based restricted stock, which are included in the shares noted above.

Grants containing market-based performance targets use SJI's total shareholder return (TSR) relative to a peer group to measure performance. As TSR-based grants are contingent upon market and service conditions, SJI is required to measure and recognize stock-based compensation expense based on the fair value at the date of grant on a straight-line basis over the requisite three-year period of each award. In addition, SJI identifies specific forfeitures of share-based awards, and compensation expense is adjusted accordingly over the requisite service period. Compensation expense is not adjusted based on the actual achievement of performance goals. The fair value of TSR-based restricted stock awards on the date of grant is estimated using a Monte Carlo simulation model.

Through 2014, grants containing earnings-based targets were based on SJI's earnings per share (EPS) growth rate relative to a peer group to measure performance. Beginning in 2015, earning-based performance targets include predefined EPS and return on equity (ROE) goals to measure performance. As EPS-based and ROE-based grants are contingent upon performance and service conditions, SJI is required to measure and recognize stock-based compensation expense based on the fair value at the date of grant over the requisite three-year period of each award. The fair value is measured as the market price at the date of grant. The initial accruals of compensation expense are based on the estimated number of shares expected to vest, assuming the requisite service is rendered and probable outcome of the performance condition is achieved. That estimate is revised if subsequent information indicates that the actual number of shares is likely to differ from previous estimates. Compensation expense is ultimately adjusted based on the actual achievement of service and performance targets.

During the three months ended March 31, 2015 and 2014, SJI granted 25,398 and 23,220 restricted shares, respectively, to Directors.  Shares issued to Directors vest over twelve months and contain no performance conditions. As a result, 100% of the shares granted generally vest.

The following table summarizes the nonvested restricted stock awards outstanding at March 31, 2015 and the assumptions used to estimate the fair value of the awards:

	Grant Date	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate
Officers & Key Employees -	Jan. 2013 - TSR	49,514	$22.19	21.1%	0.40%
	Jan. 2013 - EPS	49,514	$25.59	N/A	N/A
	Jan. 2014 - TSR	62,192	$21.31	20.0%	0.80%
	Jan. 2014 - EPS	62,192	$27.22	N/A	N/A
	Jan. 2015 - TSR	42,378	$26.31	16.0%	1.10%
	Jan. 2015 - EPS, ROE, Time	108,976	$29.47	N/A	N/A

Directors -	Jan. 2015	25,398	$29.34	N/A	N/A

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

The following table summarizes the total stock-based compensation cost for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Officers & Key Employees	$799	$581
Directors	186	158
Total Cost	985	739

Capitalized	(91)	(70)
Net Expense	$894	$669

As of March 31, 2015, there was $6.8 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.1 years.

The following table summarizes information regarding restricted stock award activity during the three months ended March 31, 2015, excluding accrued dividend equivalents:

	Officers &Other Key Employees	Directors	Weighted Average Fair Value
Nonvested Shares Outstanding, January 1, 2015	223,876	23,220	$24.40
Granted	151,354	25,398	$28.69
Cancelled/Forfeited	(464)	—	$24.13
Vested	—	(23,220)	$27.26
Nonvested Shares Outstanding, March 31, 2015	374,766	25,398	$26.13

Performance targets during the three-year vesting period were not attained for the January 2011 grant that vested at December 31, 2013 or the January 2012 grant that vested at December 31, 2014. As a result, no shares were awarded in 2014 or 2015. During the three months ended March 31, 2015 and 2014, SJI granted 25,398 and 23,220 shares to its Directors at a market value of $0.7 million and $0.6 million, respectively. The Company has a policy of issuing new shares to satisfy its obligations under the Plan; therefore, there are no cash payment requirements resulting from the normal operation of the Plan. However, a change in control could result in such shares becoming nonforfeitable or immediately payable in cash.  At the discretion of the Officers, Directors and other key employees, the receipt of vested shares can be deferred until future periods.  These deferred shares are included in Treasury Stock on the condensed consolidated balance sheets.

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

Summarized operating results of the discontinued operations for the three months ended March 31, 2015 and 2014, were (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Loss Before Income Taxes:
Sand Mining	$(347)	$(380)
Fuel Oil	(66)	(102)
Income Tax Benefits	137	169
Loss from Discontinued Operations — Net	$(276)	$(313)
Earnings (Loss) Per Common Share from
Discontinued Operations — Net:
Basic and Diluted	$—	$(0.01)

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

During the first three months of 2015, the Company made investments in, and provided net advances to, unconsolidated affiliates of $1.7 million. During the first three months of 2014, the Company received net repayments from unconsolidated affiliates of $2.9 million.  As of March 31, 2015 and December 31, 2014, the outstanding balance on these Notes Receivable – Affiliate was $52.4 million and $51.5 million, respectively. Approximately $39.4 million of these notes are secured by property, plant and equipment of the affiliates, accrue interest at 7.5% and are to be repaid through 2025. The remaining $13.0 million of these notes are unsecured and accrue interest at variable rates.

SJI holds significant variable interests in these entities but is not the primary beneficiary. Consequently, these entities are accounted for under the equity method because SJI does not have both (a) the power to direct the activities of the entity that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. As of March 31, 2015, the Company had a net asset of approximately $66.9 million included in Investment in Affiliates and Other Noncurrent Liabilities on the condensed consolidated balance sheets related to equity method investees, in addition to Notes Receivable – Affiliate as discussed above. SJI’s maximum exposure to loss from these entities as of March 31, 2015 is limited to its combined equity contributions and the Notes Receivable-Affiliate in the amount of $120.2 million plus the guarantees discussed in Note 11.

4.	COMMON STOCK:

The following shares were issued and outstanding:

2015
Beginning Balance, January 1 (See Note 1)	68,334,860
New Issues During the Period:
Dividend Reinvestment Plan	63,690
Stock-Based Compensation Plan	25,398
Ending Balance, March 31	68,423,948

The par value ($1.25 per share) of stock issued was recorded in Common Stock and the net excess over par value of approximately $2.6 million was recorded in Premium on Common Stock.

EARNINGS PER COMMON SHARE (EPS) — Basic EPS is based on the weighted-average number of common shares outstanding.  The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 220,762 and 154,448 for the three months ended March 31, 2015 and 2014, respectively. These shares relate to SJI's restricted stock as discussed in Note 2.

DIVIDEND REINVESTMENT PLAN (DRP) —The Company offers a DRP which allows participating shareholders to purchase shares of SJI common stock by automatic reinvestment of dividends or optional purchases. Shares of common stock offered by the DRP have been issued directly by SJI from its authorized but unissued shares of common stock. The Company raised $1.9 million and $5.2 million of equity capital through the DRP during the three months ended March 31, 2015 and 2014, respectively.

5.	FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS — In accordance with the terms of certain Marina and SJG loan agreements, unused proceeds are required to be escrowed pending approval of construction expenditures. As of both March 31, 2015 and December 31, 2014, the escrowed proceeds, including interest earned, totaled $1.7 million.

The Company maintains margin accounts with selected counterparties to support its risk management activities. The balances required to be held in these margin accounts increase as the net value of the outstanding energy-related contracts with the respective counterparties decrease. As of March 31, 2015 and December 31, 2014, the balances in these accounts totaled $58.9 million and $63.7 million, respectively. The carrying amounts of the Restricted Investments approximate their fair values at March 31, 2015 and December 31, 2014, which would be included in Level 1 of the fair value hierarchy (See Note 13 - Fair Value of Financial Assets and Financial Liabilities).

INVESTMENT IN AFFILIATES - During 2011, subsidiaries of Energenic, in which Marina has a 50% equity interest, entered into 20-year contracts to build, own and operate a central energy center and energy distribution system for a new hotel, casino and entertainment complex in Atlantic City, New Jersey. The complex commenced operations in April 2012, and as a result, Energenic subsidiaries began providing full energy services to the complex.

In June 2014 the parent company of the hotel, casino and entertainment complex filed petitions in U. S. Bankruptcy Court to facilitate a sale of substantially all of its assets. The complex ceased normal business operations in September 2014. Energenic subsidiaries continued to provide limited energy services to the complex during the shutdown period under a temporary agreement with the trustee. The hotel, casino and entertainment complex was sold in April 2015. The Energenic subsidiaries are currently providing limited services to the complex under a short-term agreement with the new owner.
As a result, Management has evaluated the carrying value of the investment in this project and a related note receivable. Based on the current situation, and considering that the Energenic subsidiaries have reserved for a portion of the receivables from the complex, Management believes the estimated fair value of this investment continues to be in excess of the respective carrying values as of March 31, 2015. Estimating the fair value of an investment is highly judgmental and involves the use of significant estimates and assumptions. Actual results may differ significantly from those used to develop Management’s estimate.

As of March 31, 2015, the Company, through its investment in Energenic, had a remaining net asset of approximately $15.1 million included in Investment in Affiliates on the condensed consolidated balance sheets related to this project. In addition, the Company had approximately $13.9 million included in Notes Receivable - Affiliate on the condensed consolidated balance sheets, due from an Energenic subsidiary, which is secured by certain assets of the central energy center. This note is subject to a reimbursement agreement that secures reimbursement for the Company, from its joint venture partner, of a proportionate share of any amounts that are not repaid.

Management will continue to monitor the situation surrounding the complex, including the status of a permanent or long-term energy services agreement between the Energenic subsidiary and the complex, and will evaluate the carrying value of the investment and the note receivable as future events occur.

LONG-TERM RECEIVABLES — SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources.  The terms of these loans call for customers to make monthly payments over a period of up to five years with no interest.  The carrying amounts of such loans were $14.9 million and $15.0 million as of March 31, 2015 and December 31, 2014, respectively. The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Contract Receivables on the condensed consolidated balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $1.2 million and $1.3 million as of March 31, 2015 and December 31, 2014, respectively.  The annualized amortization to interest is not material to the Company’s condensed consolidated financial statements.  The carrying amounts of these receivables approximate their fair value at March 31, 2015 and December 31, 2014, which would be included in Level 2 of the fair value hierarchy (See Note 13 - Fair Value of Financial Assets and Financial Liabilities).

CREDIT RISK - As of March 31, 2015, approximately $11.6 million, or 17.3%, of the current and noncurrent Derivatives – Energy Related Assets are transacted with one counterparty. This counterparty has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assigned to SJI in the event of default by the counterparty.

FINANCE OBLIGATION - During 2010, ACB Energy Partners LLC (ACB), a wholly-owned subsidiary of Energenic, of which Marina has a 50% equity interest, completed construction of a combined heat and power generating facility to serve, under an energy services agreement, a thermal plant owned by Marina. Construction period financing was provided by Marina. As substantially all of the costs of constructing the facility were funded by the financing provided by Marina, Marina was considered the owner of the facility for accounting purposes during the construction period. When an entity is considered the accounting owner during the construction period, a sale of the asset effectively occurs when construction of the asset is completed. However, due to its continuing involvement in the facility through its equity interest in Energenic, Marina continues to be considered the owner of the facility for accounting purposes under ASC Topic 360 Property, Plant and Equipment. As a result, the transaction is being accounted for as a financing arrangement under ASC Topic 840 Leases and, therefore, the Company has included costs to construct the facility within Nonutility Property, Plant and Equipment on the condensed consolidated balance sheets of $23.7 million as of both March 31, 2015 and December 31, 2014. In addition, the Company included repayments from ACB to Marina on the construction loan within the Finance Obligation on the condensed consolidated balance sheets. Marina does not have a fixed payment obligation to ACB; as a result, the Finance Obligation is classified as a noncurrent liability on the condensed consolidated balance sheets. The costs to construct the facility and the repayments of the construction loan are amortized over the term of the energy services agreement. The impact on the condensed consolidated statements of income is not significant. As a result, the Company recorded $19.4 million and $19.7 million, net of amortization, within Finance Obligation on the condensed consolidated balance sheets at March 31, 2015 and December 31, 2014, respectively.

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE - The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. The carrying amounts of SJI's financial instruments approximate their fair values at March 31, 2015 and December 31, 2014, except as noted below.

•
For Long-Term Debt, in estimating the fair value, we use the present value of remaining cash flows at the balance sheet date. We based the estimates on interest rates available to SJI at the end of each period for debt with similar terms and maturities (Level 2 in the fair value hierarchy, see Note 13 - Fair Value of Financial Assets and Financial Liabilities). The estimated fair values of SJI's long-term debt, including current maturities, as of March 31, 2015 and December 31, 2014, were $1,068.9 million and $1,058.5 million, respectively.  The carrying amounts of SJI's long-term debt, including current maturities, as of both March 31, 2015 and December 31, 2014, were $1,009.4 million.

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

SJI groups its non-utility operations into two categories: Energy Group and Energy Services. Energy Group includes wholesale energy, retail gas and other, and retail electric operations. Energy Services includes on-site energy production and appliance service operations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are treated as if the sales or transfers were to third parties at current market prices.

Information about SJI’s operations in different reportable operating segments is presented below (in thousands):

	Three Months Ended March 31,
	2015	2014
Operating Revenues:
Gas Utility Operations	$267,658	$210,545
Energy Group:
Wholesale Energy Operations	35,345	35,372
Retail Gas and Other Operations	38,078	51,506
Retail Electric Operations	29,777	40,393
Subtotal Energy Group	103,200	127,271
Energy Services:
On-Site Energy Production	13,572	11,346
Appliance Service Operations	2,357	2,654
Subtotal Energy Services	15,929	14,000
Corporate & Services	9,086	7,871
Subtotal	395,873	359,687
Intersegment Sales	(12,921)	(9,486)
Total Operating Revenues	$382,952	$350,201

	Three Months Ended March 31,
	2015	2014
Operating Income (Loss):
Gas Utility Operations	$73,189	$63,440
Energy Group:
Wholesale Energy Operations	330	(1,655)
Retail Gas and Other Operations	3,087	1,968
Retail Electric Operations	(182)	(54)
Subtotal Energy Group	3,235	259
Energy Services:
On-Site Energy Production	(482)	(1,260)
Appliance Service Operations	(52)	(95)
Subtotal Energy Services	(534)	(1,355)
Corporate and Services	481	166
Total Operating Income	$76,371	$62,510

Depreciation and Amortization:
Gas Utility Operations	$14,167	$12,676
Energy Group:
Wholesale Energy Operations	32	40
Retail Gas and Other Operations	20	22
Subtotal Energy Group	52	62
Energy Services:
On-Site Energy Production	7,051	5,775
Appliance Service Operations	74	67
Subtotal Energy Services	7,125	5,842
Corporate and Services	242	219
Total Depreciation and Amortization	$21,586	$18,799

Interest Charges:
Gas Utility Operations	$5,190	$4,342
Energy Group:
Wholesale Energy Operations	242	121
Retail Gas and Other Operations	73	126
Subtotal Energy Group	315	247
Energy Services:
On-Site Energy Production	2,315	2,128
Corporate and Services	2,988	1,850
Subtotal	10,808	8,567
Intersegment Borrowings	(2,207)	(1,483)
Total Interest Charges	$8,601	$7,084

	Three Months Ended March 31,
	2015	2014
Income Taxes:
Gas Utility Operations	$26,172	$22,527
Energy Group:
Wholesale Energy Operations	867	(553)
Retail Gas and Other Operations	1,576	936
Retail Electric Operations	(74)	(22)
Subtotal Energy Group	2,369	361
Energy Services:
On-Site Energy Production	(12,047)	(11,025)
Appliance Service Operations	(8)	(23)
Subtotal Energy Services	(12,055)	(11,048)
Corporate and Services	127	29
Total Income Taxes	$16,613	$11,869

Property Additions:
Gas Utility Operations	$43,326	$32,531
Energy Group:
Wholesale Energy Operations	4	2
Retail Gas and Other Operations	729	168
Subtotal Energy Group	733	170
Energy Services:
On-Site Energy Production	4,381	9,149
Appliance Service Operations	116	—
Subtotal Energy Services	4,497	9,149
Corporate and Services	1,064	778
Total Property Additions	$49,620	$42,628

	March 31, 2015	December 31, 2014
Identifiable Assets:
Gas Utility Operations	$2,291,920	$2,185,672
Energy Group:
Wholesale Energy Operations	294,484	366,119
Retail Gas and Other Operations	52,195	53,073
Retail Electric Operations	25,311	23,682
Subtotal Energy Group	371,990	442,874
Energy Services:
On-Site Energy Production	661,485	675,937
Appliance Service Operations	3,265	3,105
Subtotal Energy Services	664,750	679,042
Discontinued Operations	1,755	1,758
Corporate and Services	563,649	527,691
Intersegment Assets	(517,342)	(487,612)
Total Identifiable Assets	$3,376,722	$3,349,425

7.	RATES AND REGULATORY ACTIONS:

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

In January 2015, SJG filed a petition with the BPU seeking to continue offering energy efficiency programs through June 2018 with a proposed budget of $56.0 million and with the same rate recovery mechanism that exists for its current energy efficiency programs.

There have been no other significant regulatory actions or changes to SJG's rate structure since December 31, 2014. See Note 10 to the Consolidated Financial Statements in Item 8 of SJI's Annual Report on Form 10-K for the year ended December 31, 2014.

8.	REGULATORY ASSETS & REGULATORY LIABILITIES:

There have been no significant changes to the nature of the Company’s regulatory assets and liabilities since December 31, 2014 which are described in Note 11 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K for the year ended December 31, 2014.

Regulatory Assets consisted of the following items (in thousands):

	March 31, 2015	December 31, 2014
Environmental Remediation Costs:
Expended - Net	$28,057	$29,540
Liability for Future Expenditures	124,761	124,308
Deferred Asset Retirement Obligation Costs	31,604	31,584
Deferred Pension and Other Postretirement Benefit Costs	99,040	99,040
Deferred Gas Costs - Net	20,291	32,202
Societal Benefit Costs Receivable	—	385
Deferred Interest Rate Contracts	8,330	7,325
Energy Efficiency Tracker	1,782	11,247
Pipeline Supplier Service Charges	5,025	5,441
Pipeline Integrity Cost	3,439	3,431
AFUDC - Equity Related Deferrals	10,987	10,781
Other Regulatory Assets	1,693	1,876

Total Regulatory Assets	$335,009	$357,160

DEFERRED GAS COSTS - NET - Over/under collections of gas costs are monitored through SJG's Basic Gas Supply Service (BGSS) mechanism. Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability. Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval. The reduction in deferred gas costs from December 31, 2014 was due to gas costs recovered from customers exceeding the actual cost of the commodity incurred during the first three months of 2015 as a result of more normal gas prices. SJG's BGSS mechanism is designed to over-collect gas costs during the winter season when usage is highest.

ENERGY EFFICIENCY TRACKER - This regulatory asset primarily represents energy efficiency measures installed in customer homes and businesses. The decrease from December 31, 2014 is due to higher recoveries in the first three months of 2015 due to high level of recoveries resulting from extremely cold weather.

Regulatory Liabilities consisted of the following items (in thousands):

	March 31, 2015	December 31, 2014
Excess Plant Removal Costs	$35,762	$35,940
Conservation Incentive Program Payable	21,825	4,700
Societal Benefit Costs	8,939	—
Other Regulatory Liabilities	—	1,259

Total Regulatory Liabilities	$66,526	$41,899

EXCESS PLANT REMOVAL COSTS - Represents amounts accrued in excess of actual utility plant removal costs incurred to date. The decrease in the balance from year end is due to an amortization as a credit to depreciation expense as required as part of SJG's September 2014 base rate increase.

CONSERVATION INCENTIVE PROGRAM (CIP) PAYABLE – The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. Actual usage per customer was greater than the established baseline during 2014 and more notably during the first three months of 2015 resulting in a payable. This is primarily the result of extremely cold weather experienced in the region.

SOCIETAL BENEFIT COSTS (SBC) - This regulatory liability primarily represents the excess recoveries over the expenses incurred under the New Jersey Clean Energy Program which is a mechanism designed to recover costs associated with energy efficiency and renewable energy programs. The change from a $0.4 million regulatory asset to a $8.9 million regulatory liability is due to current SBC rates which are producing revenue greater than SBC expenses. In July 2014, SJG made its annual 2014-2015 SBC filing requesting a decrease in SBC revenues, in part, to avoid this liability. The petition is currently pending.

9.	PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three months ended March 31, 2015 and 2014, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended March 31,
	2015	2014
Service Cost	$1,443	$1,285
Interest Cost	2,770	2,695
Expected Return on Plan Assets	(3,699)	(3,265)
Amortizations:
Prior Service Cost	53	43
Actuarial Loss	2,656	1,426
Net Periodic Benefit Cost	3,223	2,184
Capitalized Benefit Costs	(1,239)	(854)
Total Net Periodic Benefit Expense	$1,984	$1,330

	Other Postretirement Benefits
	Three Months Ended March 31,
	2015	2014
Service Cost	$327	$250
Interest Cost	771	740
Expected Return on Plan Assets	(748)	(687)
Amortizations:
Prior Service Cost	152	38
Actuarial Loss	384	243
Net Periodic Benefit Cost	886	584
Capitalized Benefit Costs	(256)	(209)
Total Net Periodic Benefit Expense	$630	$375

Capitalized benefit costs reflected in the table above relate to SJG’s construction program.

SJI contributed $15.0 million to the pension plans in January 2015. No contributions were made to the pension plans during 2014. Payments related to the unfunded supplemental executive retirement plan (SERP) are expected to approximate $1.5 million in 2015. SJG also has a regulatory obligation to contribute approximately $3.6 million annually to the other postretirement benefit plans’ trusts, less direct costs incurred. See Note 12 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K for the year ended December 31, 2014, for additional information related to SJI’s pension and other postretirement benefits.

10.	LINES OF CREDIT:

Credit facilities and available liquidity as of March 31, 2015 were as follows (in thousands):

Company	Total Facility	Usage	Available Liquidity	Expiration Date
SJG:
Commercial Paper Program/Revolving Credit Facility	$200,000	$129,600	$70,400	May 2018
Uncommitted Bank Lines	10,000	—	10,000	August 2015

Total SJG	210,000	129,600	80,400

SJI:

Revolving Credit Facility	400,000	156,400	243,600	February 2018 (A)

Total SJI	400,000	156,400	243,600

Total	$610,000	$286,000	$324,000

(A) Includes letters of credit outstanding in the amount of $13.6 million.

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary, the SJI facilities can also be used to support SJG’s liquidity needs. Borrowings under these credit facilities are at market rates. The weighted average interest rate on these borrowings, which changes daily, was 0.88% and 1.06% at March 31, 2015 and 2014, respectively. Average borrowings outstanding under these credit facilities, not including letters of credit, during the three months ended March 31, 2015 and 2014 were $274.1 million and $332.2 million, respectively. The maximum amounts outstanding under these credit facilities, not including letters of credit, during the three months ended March 31, 2015 and 2014 were $329.4 million and $390.7 million, respectively.

The SJI and SJG facilities are provided by a syndicate of banks and contain one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreements) to not more than 0.65 to 1, measured at the end of each fiscal quarter. SJI and SJG were in compliance with this covenant as of March 31, 2015.

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

GUARANTEES — The Company has recorded a liability of $0.6 million which is included in Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the condensed consolidated balance sheets as of March 31, 2015 for the fair value of the following guarantees:

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

In December 2013, SJI entered into agreements to guarantee certain obligations of WCLE, SC Landfill Energy, LLC, SX Landfill Energy, LLC, FC Landfill Energy, LLC, and AC Landfill Energy, LLC (collectively, the "Landfills"), unconsolidated joint ventures in which Marina has a 50% equity interest through Energenic. The Landfills have entered into long-term debt agreements which run through 2020. Although unlikely, SJI could be liable through the guarantees for 50% of the outstanding debt along with any interest related to the debt in the event the Landfills do not meet minimum specified levels of operating performance and no mitigating action is taken, or the Landfills are unable to meet certain financial obligations as they become due. As of March 31, 2015, 50% of the currently outstanding debt is $8.6 million.

In May 2012, UMM Energy Partners, LLC (UMM), a wholly-owned subsidiary of Energenic, in which Marina has a 50% equity interest, entered into a 30-year contract with a public university to build, own and operate a combined heating, cooling and power system for its main campus in New Jersey. The system commenced commercial operations in September 2013. SJI has guaranteed certain obligations of UMM under the operating and lease agreements between UMM and the university, for the terms of the agreements, commencing with the first year of operations. As of March 31, 2015, SJI has guaranteed up to $2.4 million. This amount is adjusted each year based upon the Consumer Price Index. SJI and its partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees. SJI holds variable interests in UMM but is not the primary beneficiary.

As of March 31, 2015, SJI had issued $7.2 million of parental guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable our subsidiary to market retail natural gas.

COLLECTIVE BARGAINING AGREEMENTS — Unionized personnel represent approximately 45.0% of our workforce at March 31, 2015. The Company has collective bargaining agreements with two unions that represent these employees: the International Brotherhood of Electrical Workers (IBEW) Local 1293 and the International Association of Machinists and Aerospace Workers (IAM) Local 76.  SJG and SJESP employees represented by the IBEW operate under collective bargaining agreements that run through February 2017. The remaining unionized employees are represented by the IAM and operate under collective bargaining agreements that run through August 2017.

STANDBY LETTERS OF CREDIT — As of March 31, 2015, SJI provided $13.6 million of standby letters of credit through its revolving credit facility to enable SJE to market retail electricity and for various construction and operating activities. The Company has also provided $87.6 million of additional letters of credit under separate facilities outside of the revolving credit facility to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system and to finance Marina's initial thermal plant project.

PENDING LITIGATION — The Company is subject to claims arising in the ordinary course of business and other legal proceedings. The Company has been named in, among other actions, certain product liability claims related to our former sand mining subsidiary. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $3.2 million and $2.9 million related to all claims in the aggregate as of March 31, 2015 and December 31, 2014, respectively. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

ENVIRONMENTAL REMEDIATION COSTS — SJI incurred and recorded costs for environmental cleanup of 12 sites where SJG or its predecessors operated gas manufacturing plants. SJG stopped manufacturing gas in the 1950s. SJI and some of its nonutility subsidiaries also recorded costs for environmental cleanup of sites where SJF previously operated a fuel oil business and Morie maintained equipment, fueling stations and storage. There have been no changes to the status of the Company’s environmental remediation efforts since December 31, 2014 as described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K for the year ended December 31, 2014.

12.	DERIVATIVE INSTRUMENTS:

Certain SJI subsidiaries are involved in buying, selling, transporting and storing natural gas and buying and selling retail electricity for their own accounts as well as managing these activities for third parties. These subsidiaries are subject to market risk on expected future purchases and sales due to commodity price fluctuations. The Company uses a variety of derivative instruments to limit this exposure to market risk in accordance with strict corporate guidelines.  These derivative instruments include forward contracts, swap agreements, options contracts and futures contracts. As of March 31, 2015, the Company had outstanding derivative contracts intended to limit the exposure to market risk on 55.9 MMdts (1 MMdts = one million decatherms) of expected future purchases of natural gas, 45.7 MMdts of expected future sales of natural gas, 2.7 MMmwh (1 MMmwh = one million megawatt hours) of expected future purchases of electricity and 2.7 MMmwh of expected future sales of electricity. In addition to these derivative contracts, the Company has basis and index related purchase and sales contracts totaling 315.3 MMdts.  These contracts, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives — Energy Related Assets or Derivatives — Energy Related Liabilities on the condensed consolidated balance sheets. The net unrealized pre-tax gains and losses for these energy-related commodity contracts are included with realized gains and losses in Operating Revenues – Nonutility.

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

There have been no significant changes to the Company’s active interest rate swaps since December 31, 2014 which are described in Note 16 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K for the year ended December 31, 2014.

The fair values of all derivative instruments, as reflected in the condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014, are as follows (in thousands):

Derivatives not designated as hedging instruments under GAAP	March 31, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
Energy related commodity contracts:
Derivatives – Energy Related – Current	$52,441	$81,779	$85,368	$109,744
Derivatives – Energy Related – Non-Current	15,402	24,522	13,905	19,926
Interest rate contracts:
Derivatives - Other	—	12,036	—	10,732
Total derivatives not designated as hedging instruments under GAAP	67,843	118,337	99,273	140,402

Total Derivatives	$67,843	$118,337	$99,273	$140,402

The Company enters into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. The Company presents derivatives at gross fair values on the condensed consolidated balance sheets. As of March 31, 2015 and December 31, 2014, information related to these offsetting arrangements were as follows (in thousands):

As of March 31, 2015
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
Derivatives - Energy Related Assets	$67,843	$—	$67,843	$(24,796)	(A)	$—	$43,047
Derivatives - Energy Related Liabilities	$(106,301)	$—	$(106,301)	$24,796	(B)	$42,770	$(38,735)
Derivatives - Other	$(12,036)	$—	$(12,036)	$—		$—	$(12,036)

As of December 31, 2014
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
Derivatives - Energy Related Assets	$99,273	$—	$99,273	$(39,747)	(A)	$—	$59,526
Derivatives - Energy Related Liabilities	$(129,670)	$—	$(129,670)	$39,747	(B)	$53,897	$(36,026)
Derivatives - Other	$(10,732)	$—	$(10,732)	$—		$—	$(10,732)

(A) The balances at March 31, 2015 and December 31, 2014 were related to derivative liabilities which can be net settled against derivative assets.

(B) The balances at March 31, 2015 and December 31, 2014 were related to derivative assets which can be net settled against derivative liabilities.

The effect of derivative instruments on the condensed consolidated statements of income for the three months ended March 31, 2015 and 2014 are as follows (in thousands):

	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships under GAAP	2015	2014
Interest Rate Contracts:
Losses recognized in AOCL on effective portion	$—	$—
Losses reclassified from AOCL into income (a)	$(23)	$(112)
Gains (losses) recognized in income on ineffective portion (a)	$—	$—

(a) Included in Interest Charges

	Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments under GAAP	2015	2014
Losses on energy related commodity contracts (a)	$(6,707)	$(28,601)
Losses on interest rate contracts (b)	(298)	(214)

Total	$(7,005)	$(28,815)

(a)  Included in Operating Revenues - Non Utility
(b)  Included in Interest Charges

Net realized loss of $2.6 million and net realized gain of $2.4 million associated with SJG's energy-related financial commodity contracts for the three months ended March 31, 2015 and 2014, respectively, are not included in the above table. These contracts are part of SJG’s regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to, and recoverable through, regulatory riders, any changes in the value of SJG’s energy-related financial commodity contracts are deferred in Regulatory Assets or Liabilities, as applicable, and there is no impact to earnings.

Certain of the Company’s derivative instruments contain provisions that require immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions in the event of a material adverse change in the credit standing of the Company. The aggregate fair value of all derivative instruments with credit risk-related contingent features that are in a liability position on March 31, 2015, is $36.3 million.  If the credit risk-related contingent features underlying these agreements were triggered on March 31, 2015, the Company would have been required to settle the instruments immediately or post collateral to its counterparties of approximately $30.2 million after offsetting asset positions with the same counterparties under master netting arrangements.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of March 31, 2015	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$15,245	$9,816	$5,429	$—
Derivatives – Energy Related Assets (B)	67,843	12,154	29,681	26,008
	$83,088	$21,970	$35,110	$26,008

Liabilities

Derivatives – Energy Related Liabilities (B)	$106,301	$37,798	$25,184	$43,319
Derivatives – Other (C)	12,036	—	12,036	—
	$118,337	$37,798	$37,220	$43,319

As of December 31, 2014	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$8,922	$5,952	$2,970	$—
Derivatives – Energy Related Assets (B)	99,273	21,675	43,093	34,505
	$108,195	$27,627	$46,063	$34,505

Liabilities

Derivatives – Energy Related Liabilities (B)	$129,670	$49,009	$40,548	$40,113
Derivatives – Other (C)	10,732	—	10,732	—
	$140,402	$49,009	$51,280	$40,113

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

The following table provides quantitative information regarding significant unobservable inputs in Level 3 fair value measurements (in thousands):

Type	Fair Value at March 31, 2015		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$19,557	$38,607	Discounted Cash Flow	Forward price (per dt)	$(1.61) - $7.25 [$(0.28)]
Forward Contract - Electric	$6,451	$4,712	Discounted Cash Flow	Fixed electric load profile (on-peak)	8.06% - 100.00% [56.75%]
				Fixed electric load profile (off-peak)	0.00% - 91.94% [43.25%]

Type	Fair Value at December 31, 2014		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$26,485	$33,882	Discounted Cash Flow	Forward price (per dt)	$(2.04) - $7.83 [$(0.30)]
Forward Contract - Electric	$8,020	$6,231	Discounted Cash Flow	Fixed electric load profile (on-peak)	8.06% - 100.00% [55.97%]
				Fixed electric load profile (off-peak)	0.00% - 91.94% [44.03%]

The changes in fair value measurements of Derivatives – Energy Related Assets and Liabilities for the three months ended March 31, 2015 and 2014, using significant unobservable inputs (Level 3), are as follows (in thousands):

	Three Months Ended March 31, 2015	Three Months Ended March 31,2014
Balance at beginning of period	$(5,608)	$8,095
Other changes in fair value from continuing and new contracts, net	(16,438)	(12,124)
Settlements	4,735	(942)

Balance at end of period	$(17,311)	$(4,971)

Total losses for 2015 included in earnings for the three months ended March 31, 2015 that are attributable to the change in unrealized losses relating to those assets and liabilities included in Level 3 still held as of March 31, 2015, are $16.4 million.  These losses are included in Operating Revenues-Nonutility on the condensed consolidated statements of income.

14.	LONG-TERM DEBT:
The Company did not issue or retire any long-term debt during the three months ended March 31, 2015.

15.	ACCUMULATED OTHER COMPREHENSIVE LOSS:

The following tables summarize the changes in accumulated other comprehensive loss (AOCL) for the three months ended March 31, 2015 (in thousands):

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Other Comprehensive Income (Loss) of Affiliated Companies	Total
Balance at January 1, 2015 (a)	$(27,663)	$(2,450)	$(75)	$(70)	$(30,258)
Other comprehensive income before reclassifications	—	—	92	—	92
Amounts reclassified from AOCL (b)	—	8	(4)	(95)	(91)
Net current period other comprehensive income (loss)	—	8	88	(95)	1
Balance at March 31, 2015 (a)	$(27,663)	$(2,442)	$13	$(165)	$(30,257)

(a) For 2015, determined using a combined average statutory tax rate of 40%. For 2014, determined using a combined statutory tax rate of 41%.

(b) See table below.

The following table provides details about reclassifications out of AOCL for the three months ended March 31, 2015:

	Amounts Reclassified from AOCL (in thousands)	Affected Line Item in the Condensed Consolidated Statements of Income
	Three Months Ended March 31, 2015
Unrealized Gain on Derivatives-Other - interest rate contracts designated as cash flow hedges	$23	Interest Charges
Income Taxes	(15)	Income Taxes (a)
	$8

Unrealized Loss on Available-for-Sale Securities	$(7)	Other Income
Income Taxes	3	Income Taxes (a)
	$(4)

Loss of Affiliated Companies	$(153)	Equity in Loss of Affiliated Companies
Income Taxes	58	Income Taxes (a)
	$(95)

Losses from reclassifications for the period net of tax	$(91)

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

A discussion of these and other risks and uncertainties may be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and in other filings made by us with the Securities and Exchange Commission (SEC). These cautionary statements should not be construed by you to be exhaustive and they are made only as of the date of this Quarterly Report on Form 10-Q, or in any document incorporated by reference, at the date of such document. While South Jersey Industries, Inc. (SJI or the Company) believes these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, SJI undertakes no obligation to update or revise any of its forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies — Estimates and Assumptions — Management must make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related disclosures. Actual results could differ from those estimates. Five types of transactions presented in our condensed consolidated financial statements require a significant amount of judgment and estimation. These relate to regulatory accounting, derivatives, environmental remediation costs, pension and other postretirement employee benefit costs, and revenue recognition. A discussion of these estimates and assumptions may be found in SJI's Annual Report on Form 10-K for the year ended December 31, 2014.

New Accounting Pronouncements — See detailed discussions concerning New Accounting Pronouncements and their impact on SJI in Note 1 to the condensed consolidated financial statements.

Regulatory Actions — Other than the changes discussed in Note 7 to the condensed consolidated financial statements, there have been no significant regulatory actions since December 31, 2014. See detailed discussion concerning Regulatory Actions in Note 10 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K for the year ended December 31, 2014.

Environmental Remediation —There have been no significant changes to the status of the Company’s environmental remediation efforts since December 31, 2014. See detailed discussion concerning Environmental Remediation Costs in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

SJI groups its non-utility operations into two categories: Energy Group and Energy Services. Energy Group includes wholesale energy, retail gas and other, and retail electric operations. Energy Services includes on-site energy production and appliance service operations.

Net Income for the three months ended March 31, 2015 increased $5.7 million to $53.6 million compared with the same period in 2014, primarily as a result of the following:

•
The income contribution from the gas utility operations at SJG for the three months ended March 31, 2015 increased $4.9 million to $42.6 million due primarily to the settlement of SJG's base rate case, continued investment in SJG's accelerated infrastructure programs and customer growth over the prior year.

•
The income contribution from the wholesale energy operations at SJRG for the three months ended March 31, 2015 increased $1.2 million to $0.1 million due primarily to an approximately $12.7 million increase resulting from the change in unrealized gains and losses on derivatives used by the wholesale energy operations to mitigate natural gas commodity price risk, as discussed under Operating Revenues - Energy Group below, partially offset by an approximately $11.5 million decrease related to lower daily trading margins and lower storage volumes sold as discussed under "Gross Margin - Energy Group" below.

•
The income contribution from on-site energy production at Marina for the three months ended March 31, 2015 decreased $2.5 million to $7.6 million due primarily to the impact of reduced operations and a reserve for uncollectible accounts established at one of Energenic's operating subsidiaries, of which Marina has a 50% equity interest (see Note 5 to the condensed consolidated financial statements).

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

We define Economic Earnings as: Income from continuing operations, (1) less the change in unrealized gains and plus the change in unrealized losses, as applicable and in each case after tax, on all derivative transactions, and (2) less realized gains and plus realized losses, as applicable and in each case after tax, on all commodity derivative transactions attributed to expected purchases of gas in storage to match the recognition of these gains and losses with the recognition of the related cost of the gas in storage in the period of withdrawal, and (3) less the impact of transactions or contractual arrangements where the true economic impact will be realized in a future period. With respect to the third part of the definition of Economic Earnings:

•
For the three months ended March 31, 2015 and 2014, Economic Earnings includes additional depreciation expense on a solar generating facility. During 2012 an impairment charge was recorded within Income from Continuing Operations on a solar generating facility which reduced its depreciable basis and recurring depreciation expense. This impairment charge was excluded from Economic Earnings and, therefore, the related reduction in depreciation expense is being added back.

•
For the three months ended March 31, 2015, Economic Earnings excludes a $0.7 million loss (net of tax) from affiliated companies. This adjustment is the result of a reserve for uncollectible accounts recorded by an Energenic subsidiary that owns and operates a central energy center and energy distribution system for a hotel, casino and entertainment complex in Atlantic City, New Jersey (see Note 5 to the condensed consolidated financial statements). This charge is being excluded from Economic Earnings until the total economic impact of the proceedings are realized. Energenic management expects the proceedings to be concluded during 2015.

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

Economic Earnings for the three months ended March 31, 2015 decreased $7.3 million to $58.9 million compared with the same period in 2014 primarily as a result of the following:

•
Economic Earnings from the wholesale energy operations at SJRG for the three months ended March 31, 2015 decreased $11.5 million to $5.0 million due primarily to lower daily trading margins and lower storage volumes sold as discussed under "Gross Margin - Energy Group" below.

•
Economic Earnings from on-site energy production at Marina for the three months ended March 31, 2015 decreased $1.7 million to $8.5 million due primarily to reduced operations at one of Energenic's operating subsidiaries, of which Marina has a 50% equity interest (see Note 5 to the condensed consolidated financial statements).

•
Economic Earnings from the gas utility operations at SJG for the three months ended March 31, 2015 increased $4.9 million to $42.6 million due primarily to the settlement of SJG's base rate case, continued investment in SJG's accelerated infrastructure programs and customer growth over the prior year.

The following table presents a reconciliation of our income from continuing operations and earnings per share from continuing operations to Economic Earnings and Economic Earnings per share for the three months ended March 31 (in thousands except per share data):

	Three Months Ended March 31,
	2015	2014
Income from Continuing Operations	$53,853	$48,211
Minus/Plus:
Unrealized Mark-to-Market (Gains)/Losses on Derivatives	4,310	17,658
Realized (Gains)/Losses on Inventory Injection Hedges	30	322
Net Loss from Affiliated Companies (A)	742	—
Other (B)	(25)	(25)
Economic Earnings	$58,910	$66,166

Earnings per Share from Continuing Operations (C)	$0.79	$0.74
Minus/Plus:
Unrealized Mark-to-Market (Gains)/Losses on Derivatives	0.06	0.27
Net Loss from Affiliated Companies (A)	0.01	—
Economic Earnings per Share	$0.86	$1.01

The effect of derivative instruments not designated as hedging instruments under GAAP in the condensed consolidated statements of income (see Note 12 to the condensed consolidated financial statements) is as follows (gains (losses) in thousands):

	Three Months Ended March 31,
	2015	2014
Losses on energy related commodity contracts	$(6,707)	$(28,601)
Losses on interest rate contracts	(298)	(214)
Total before income taxes	(7,005)	(28,815)
Income taxes (D)	2,802	11,771
Total after income taxes	(4,203)	(17,044)
Unrealized mark-to-market losses on derivatives held by affiliated companies, net of tax (D)	(107)	(614)
Total unrealized mark-to-market losses on derivatives	(4,310)	(17,658)
Realized losses on inventory injection hedges, net of tax (D)	(30)	(322)
Net Loss from Affiliated Companies (A)	(742)	—
Other (B)	25	25
Total reconciling items between income from continuing operations and economic earnings	$(5,057)	$(17,955)

(A) Resulting from a reserve for uncollectible accounts recorded by an Energenic subsidiary that owns and operates a central energy center and energy distribution system for a hotel, casino and entertainment complex in Atlantic City, New Jersey (see Note 5 to the condensed consolidated financial statements). This charge is being excluded from Economic Earnings until the total economic impact of the proceedings are realized. Energenic management expects the proceedings to be concluded during 2015.

(B) Represents additional depreciation expense within Economic Earnings on a solar generating facility. During 2012 an impairment charge was recorded within Income from Continuing Operations on a solar generating facility which reduced its depreciable basis and recurring depreciation expense. This impairment charge was excluded from Economic Earnings and, therefore, the related reduction in depreciation expense is being added back.

(C) All per share amounts were adjusted for the 2-for-1 stock split, effective on May 8, 2015. See Note 1 to the condensed consolidated financial statements.

(D) For 2015, determined using a combined average statutory tax rate of 40%. For 2014, determined using a combined statutory tax rate of 41%.

The following tables summarize the composition of selected gas utility operations data for the three months ended March 31 (in thousands, except for degree day data):

	Three Months Ended March 31,
	2015	2014
Utility Throughput – decatherms (dt):
Firm Sales -
Residential	14,754	13,188
Commercial	3,678	2,735
Industrial	228	157
Cogeneration & Electric Generation	94	310
Firm Transportation -
Residential	1,527	1,902
Commercial	3,405	3,451
Industrial	2,948	3,510
Cogeneration & Electric Generation	1,368	1,960

Total Firm Throughput	28,002	27,213

Interruptible Sales	3	—
Interruptible Transportation	333	368
Off-System Sales	4,464	2,430
Capacity Release	15,045	16,182

Total Throughput - Utility	47,847	46,193

	Three Months Ended March 31,
	2015	2014
Utility Operating Revenues:
Firm Sales -
Residential	$170,209	$125,188
Commercial	37,409	28,331
Industrial	2,687	2,081
Cogeneration & Electric Generation	805	2,080
Firm Transportation -
Residential	8,477	10,158
Commercial	13,761	13,454
Industrial	6,331	6,790
Cogeneration & Electric Generation	1,908	2,326

Total Firm Revenues	241,587	190,408

	Three Months Ended March 31,
	2015	2014
Interruptible Sales	56	2
Interruptible Transportation	410	448
Off-System Sales	23,988	18,551
Capacity Release	1,308	896
Other	309	240
	267,658	210,545
Less: Intercompany Sales	(1,128)	(216)
Total Utility Operating Revenues	266,530	210,329
Less:
Cost of Sales - Utility (Excluding depreciation)	144,974	103,077
Conservation Recoveries*	12,263	10,767
RAC Recoveries*	2,281	2,021
EET Recoveries*	1,049	1,059
Revenue Taxes	579	436
Utility Margin**	$105,384	$92,969

Margin:
Residential	$90,684	$73,594
Commercial and Industrial	32,714	26,027
Cogeneration and Electric Generation	1,193	1,347
Interruptible	55	18
Off-System Sales & Capacity Release	1,571	653
Other Revenues	308	239
Margin Before Weather Normalization & Decoupling	126,525	101,878
CIP Mechanism	(21,581)	(9,010)
EET Mechanism	440	101
Utility Margin**	$105,384	$92,969

Degree Days:	2,925	2,786

*Represents expenses for which there is a corresponding credit in operating revenues.  Therefore, such recoveries have no impact on our financial results.

**Utility Margin is further defined under the caption "Margin - Gas Utility Operations" below.

Throughput - Gas Utility Operations - Total gas throughput increased 1.7 MMdts, or 3.6%, during the three months ended March 31, 2015, compared with the same period in 2014. Firm throughput increased 0.8 MMdts, or 2.9%, during the first three months of 2015 as a result of weather that was 5.0% colder than the same period last year. Also contributing to higher throughput was the addition of 4,564 customers over the last 12 months, representing 1.3% customer growth. Off-System Sales (OSS) throughput increased 2.0 MMdts during the first three months of 2015. The increase in OSS was related to opportunities created on the interstate pipeline as a result of extremely cold weather in the northeast region of the country.

Conservation Incentive Program (CIP) - Gas Utility Operations - The effects of the CIP on net income of the gas utility operations for the three months ended March 31, 2015 and 2014 and the associated weather comparisons are as follows ($’s in millions):

	Three Months Ended March 31,
	2015	2014
Net Income Impact:
CIP – Weather Related	$(8.6)	$(6.0)
CIP – Usage Related	(4.2)	0.7
Total Net Income Impact	$(12.8)	$(5.3)

Weather Compared to 20-Year Average	20.7% Colder	17.4% Colder
Weather Compared to Prior Year	5.0% Colder	13.4% Colder

Operating Revenues  - Gas Utility Operations - Revenues increased $56.2 million, or 26.7%, during the three months ended March 31, 2015, compared with the same period in the prior year, after eliminating intercompany transactions, due to higher firm sales and OSS. Total firm revenue increased $51.2 million, or 26.9%, in the first three months of 2015 as a result of 5.0% colder weather and 4,564 additional customers compared with the same period in 2014, as previously discussed under "Throughput-Gas Utility Operations." While colder weather increased firm sales revenue significantly, the revenue increase has little impact on SJG's profitability under the operation of the Conservation Incentive Program, as discussed below under the captions "Conservation Incentive Program (CIP) - Gas Utility Operations" and "Margin - Gas Utility Operations." In addition, the settlement of a base rate case and a 22.1% increase in SJG's rate for natural gas cost recoveries, both effective October 1, 2014, increased revenue by approximately $10.9 million and $31.2 million, respectively, during the first three months of 2015 versus the same period in 2014.

Higher OSS unit sales volume, partially offset by lower unit prices, resulted in a $5.4 million, or 29.3%, increase in OSS revenues during the three months ended March 31, 2015, compared with the same period in 2014. Extremely cold weather in the northeast region of the country led to greater demand during the first quarter of 2015, creating opportunity for SJG to increase revenue from such sales. However, the impact of changes in OSS activity does not have a material impact on the earnings of SJG, as SJG is required to return 85% of the profits of such activity to its ratepayers. Earnings from OSS can be seen in the "Margin" table above.

While changes in gas costs and Basic Gas Supply Service (BGSS) recoveries/refunds may fluctuate from period to period, the gas utility operations do not profit from the sale of the commodity.  Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on Company profitability, as further discussed below under the caption “Margin-Gas Utility Operations.”

Operating Revenues — Energy Group -  Combined revenues for Energy Group, net of intercompany transactions, decreased $24.0 million, or 19.0%, to $101.9 million for the three months ended March 31, 2015 compared with the same period in 2014.

Revenues from retail gas operations at SJE, net of intercompany transactions, decreased $13.6 million, or 26.4%, for the three months ended March 31, 2015 compared with the same period in 2014. Excluding the change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $(1.5) million, revenues decreased $15.1 million, or 29.2%, for the three months ended March 31, 2015 compared with the same period in 2014. The decrease in revenues for the three months ended March 31, 2015 compared with the same period in 2014 was mainly due to a 39.6% decrease in the average monthly New York Mercantile Exchange (NYMEX) settle price, along with a 3.6% decrease in sales volumes compared with the same period in 2014. Sales volumes totaled 8,375,750 and 8,686,460 dekatherms for the three months ended March 31, 2015 and 2014, respectively.

A summary of SJE's retail gas revenue is as follows (in millions):

	Three Months Ended March 31,
	2015	2014	Change
SJE Retail Gas Revenue	$37.9	$51.5	$(13.6)

Add: Unrealized Losses (Subtract: Unrealized Gains)	(1.3)	0.2	(1.5)

SJE Retail Gas Revenue, Excluding Unrealized Losses (Gains)	$36.6	$51.7	$(15.1)

Revenues from retail electric operations at SJE, net of intercompany transactions, decreased $10.3 million, or 26.3%, for the three months ended March 31, 2015 compared with the same period in 2014. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $(0.1) million, revenues decreased $10.4 million, or 26.4%, for the three months ended March 31, 2015 compared with the same period in 2014.

A summary of revenues from retail electric operations at SJE is as follows (in millions):

	Three Months Ended March 31,
	2015	2014	Change
SJE Retail Electric Revenue	$28.9	$39.2	$(10.3)
Add: Unrealized Losses (Subtract: Unrealized Gains)	0.1	0.2	(0.1)
SJE Retail Electric Revenue, Excluding Unrealized Losses (Gains)	$29.0	$39.4	$(10.4)

The decrease in revenues from retail electric operations at SJE as defined above for the three months ended March 31, 2015 compared with the same period in 2014 was mainly due to a 16.7% decrease in the average monthly sales price, which was driven by a lower average Locational Marginal Price (LMP) per megawatt hour, along with an 8.5% decrease in sales volumes. SJE uses forward financial contracts to mitigate commodity price risk on fixed price electric contracts. In accordance with GAAP, the forward financial contracts are recorded at fair value, with changes in fair value recorded in earnings in the period of change. The related customer contracts are not considered derivatives and, therefore, are not recorded in earnings until the electricity is delivered. As a result, earnings are subject to volatility as the market price of the forward financial contracts change, even when the underlying hedged value of the customer contract is unchanged. Over time, gains or losses on the sale of the fixed price electric under contract will be offset by losses or gains on the forward financial contracts, resulting in the realization of the profit margin expected when the transactions were initiated. The retail electric operations at SJE serve both fixed and market-priced customers.

Revenues from wholesale energy operations at SJRG, net of intercompany transactions, increased $0.1 million for the three months ended March 31, 2015 compared with the same period in 2014. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $(20.3) million and adjusting for the change in realized gains and losses on all hedges attributed to inventory injection transactions of $(0.4) million to align them with the related cost of inventory in the period of withdrawal, revenues from the wholesale energy operations at SJRG decreased $20.6 million for the three months ended March 31, 2015, compared with the same period in 2014.

A summary of revenues from wholesale energy operations at SJRG is as follows (in millions):

	Three Months Ended March 31,
	2015	2014	Change
SJRG Revenue	$35.2	$35.1	$0.1
Add: Unrealized Losses (Subtract: Unrealized Gains)	7.9	28.2	(20.3)
Add: Realized Losses (Subtract: Realized Gains) on Inventory Injection Hedges	0.1	0.5	(0.4)
SJRG Revenue, Excluding Unrealized Losses (Gains) and Realized Losses (Gains) on Inventory Injection Hedges	$43.2	$63.8	$(20.6)

The decrease in revenues from the wholesale energy operations at SJRG as defined above for the three months ended March 31, 2015 compared with the same period in 2014 was due mainly to a 46.0% decrease in storage volumes sold. As discussed in Note 1 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K for the year ended December 31, 2014, revenues and expenses related to the energy trading activities of the wholesale energy operations at SJRG are presented on a net basis in Operating Revenues – Nonutility on the condensed consolidated income statement.

Operating Revenues - Energy Services -  Combined revenues for Energy Services, net of intercompany transactions, increased $0.5 million, or 3.6%, to $14.5 million for the three months ended March 31, 2015 compared with the same period in 2014.
Revenues from on-site energy production at Marina, net of intercompany transactions, increased $0.8 million, or 7.1%, to $12.2 million for the three months ended March 31, 2015 compared with the same period in 2014 primarily due to several new renewable energy projects that began operations over the past twelve months.

Revenues from appliance service operations at SJESP, net of intercompany transactions, did not change significantly for the three months ended March 31, 2015 compared with the same period in 2014.

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

Total margin increased $12.4 million, or 13.4%, for the three month ended March 31, 2015, compared with the same period in 2014, primarily due to increases in rates as a result of the settlement of SJG's base rate case effective October 1, 2014 which increased margin by approximately $10.9 million versus the same period in 2014. In addition, SJG added 4,564 customers over the 12-month period ended March 31, 2015, contributing approximately $0.5 million in additional margin during the first quarter 2015, compared with the first quarter of 2014.

The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. As reflected in the margin table and the CIP table above, the CIP mechanism reduced margin by $21.6 million, or $12.8 million after taxes, and $9.0 million, or $5.3 million after taxes, during the three month periods ended March 31, 2015 and 2014, respectively, primarily due to weather that was much colder than normal.

Gross Margin — Non-Utility —  Gross margin for the nonutility businesses is defined as revenue less all costs that are directly related to the production, sale and delivery of the Company’s products and services. These costs primarily include natural gas and electric commodity costs as well as certain payroll and related benefits. On the statements of condensed consolidated income, revenue is reflected in Operating Revenues - Non-Utility and the costs are reflected in Cost of Sales - Non-Utility. As discussed in Note 16 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K for the year ended December 31, 2014, revenues and expenses related to the energy trading activities of the wholesale energy operations at SJRG are presented on a net basis in Operating Revenues - Non-Utility on the condensed consolidated income statement.

Gross Margin — Energy Group — For the three months ended March 31, 2015, combined gross margins for Energy Group, increased $3.3 million to $8.9 million compared with the same period in 2014. These changes were primarily due to the following:

•
Gross margin from SJE’s retail gas and other operations increased $0.9 million to $4.3 million for the three months ended March 31, 2015 compared with the same period in 2014. Excluding the change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $(1.5) million, gross margin decreased $0.6 million for the three months ended March 31, 2015 compared with the same period in 2014. The three month comparative period decrease was primarily due to decreases in sales volumes as discussed in "Operating Revenues-Energy Group" above. Excluding the impact of the unrealized gains/losses discussed above, gross margin as a percentage of Operating Revenues did not change significantly for the three months ended March 31, 2015 compared with the same period in 2014.

•
Gross margin from SJE’s retail electric operations decreased $0.2 million to $1.1 million for the three months ended March 31, 2015 compared with the same period in 2014. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $(0.1) million, gross margins decreased $0.3 million for the three months ended March 31, 2015 compared with the same period in 2014. The three-month comparative period decrease was primarily due to decreases in sales volumes as discussed in "Operating Revenues-Energy Group" above. Excluding the impact of the unrealized gains/losses discussed above, gross margin as a percentage of Operating Revenues did not change significantly for the three months ended March 31, 2015 as compared with the same period in 2014.

•
Gross margin from the wholesale energy operations at SJRG increased $2.6 million to $3.5 million for the three months ended March 31, 2015 compared with the same period in 2014. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $(20.3) million and adjusting for the change in realized gains and losses on all hedges attributed to inventory injection transactions of $(0.4) million to align them with the related cost of inventory in the period of withdrawal as discussed above, gross margin for the wholesale energy operations at SJRG decreased $18.1 million for the three months ended March 31, 2015 compared with the same period in 2014. The decrease in gross margin for the three months ended March 31, 2015 compared with the same period in 2014 was due mainly to lower margins on daily energy trading activities along with a decrease in storage volumes sold as discussed in "Operating Revenues-Energy Group" above.

The wholesale energy operations at SJRG expects to continue to add incremental margin from marketing and related opportunities in the Marcellus region, capitalizing on its established presence in the area. Future margins could fluctuate significantly due to the volatile nature of wholesale gas prices. As of March 31, 2015, the wholesale energy operations had 9.2 Bcf of storage and 473,378 dts/day of transportation under contract.

Gross Margin - Energy Services - For the three months ended March 31, 2015, combined gross margins for Energy Services, increased $1.6 million to $10.8 million compared with the same period in 2014. These changes were primarily due to the following:

•
Gross margin from on-site energy production at Marina, increased $1.6 million to $9.8 million for the three months ended March 31, 2015 compared with the same period in 2014. Gross margin as a percentage of Operating Revenues increased 8.5 percentage points for the three months ended March 31, 2015 compared with the same period in 2014. These increases were mainly due to several new renewable energy projects that began operations over the past twelve months.

•	Gross margin from appliance service operations at SJESP did not change significantly for the three months ended March 31, 2015 compared with the same period in 2014.

Operating Expenses — A summary of net changes in operations expense for the three months ended March 31, follows (in thousands):

Three Months Ended March 31, 2015 vs. 2014
Gas Utility Operations	$3,046
Nonutility:
Energy Group:
Wholesale Energy Operations	588
Retail Gas and Other Operations	(350)
Retail Electric Operations	33
Subtotal Energy Group	271
Energy Services:
On-Site Energy Production	(450)
Appliance Service Operations	(12)
Subtotal Energy Services	(462)
Total Nonutility	(191)
Intercompany Eliminations and Other	(344)
Total Operations Expense	$2,511

Operations - Gas utility operations expense increased $3.0 million for the three months ended March 31, 2015 compared with the same period in 2014.  This increase is primarily due to increased spending under the New Jersey Clean Energy Program and Energy Efficiency Programs. Such costs are recovered on a dollar-for-dollar basis; therefore, the gas utility operations experienced an offsetting increase in revenues during the period. In addition, SJG increased its reserve for uncollectible accounts, which was the result of fluctuations in levels of customer accounts receivables balances. Accounts receivable was higher as of March 31, 2015 due to higher customer billing rates, as approved by the BPU effective October 1, 2014, in addition to customer growth and colder weather during the period.

The change in Nonutility operations expense for the three months ended March 31, 2015 compared with the same period in 2014 was not significant.

Maintenance - The change in maintenance expense for the three months ended March 31, 2015 compared with the same period in 2014, was not significant.

Depreciation - Depreciation increased $1.8 million during the three months ended March 31, 2015 compared with the same period in 2014 due mainly to the increased investment in property, plant and equipment by the gas utility operations of SJG and on-site energy production at Marina.

Energy and Other Taxes - The change in energy and other taxes for the three months ended March 31, 2015 compared with the same period in 2014 was not significant.

Other Income and Expense - The change in other income and expense for the three months ended March 31, 2015 compared with the same period in 2014 was not significant.

Interest Charges – Interest charges increased $1.5 million for the three months ended March 31, 2015 compared with the same period in 2014 primarily due to higher amounts of long-term debt outstanding at SJI and SJG, along with lower capitalization of interest costs on construction at the gas utility operations of SJG during 2015. This was a result of the roll-in of capital investments under SJG's Accelerated Infrastructure Replacement Program (AIRP) into base rates effective October 1, 2014, a lower allowance for debt funds used during construction as a result of placing two major technology systems in service during the fourth quarter of 2014, and weather-related construction delays during the first quarter of 2015. AIRP investments are approved by the BPU to accrue interest on construction until such time they are rolled into base rates.

Income Taxes – Income tax expense increased $4.7 million for the three months ended March 31, 2015 compared with the same period in 2014 due primarily to higher income before income taxes, along with a higher effective tax rate due to a projected decrease in the investment tax credits available on renewable energy facilities at Marina in 2015 as compared to 2014.

Equity in Earnings of Affiliated Companies – Equity in earnings of affiliated companies decreased $1.8 million for the three months ended March 31, 2015 compared with the same period in 2014 due primarily to the recording of a reserve for uncollectible accounts at the Energenic subsidiaries that operate the central energy center for a hotel, casino and entertainment complex in Atlantic City, New Jersey (see Note 5 to the condensed consolidated financial statements). This decrease is partially offset by a gain on the sale of a working interest in assets of Potato Creek.

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

Cash Flows from Operating Activities — Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $34.9 million and $49.2 million in the first three months of 2015 and 2014, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries.  Operating activities in the first three months of 2015 produced less net cash than the same period in 2014 primarily as a result of higher accounts receivable at the gas utility operations of SJG due to higher customer bills generated by the extremely cold weather experienced during the first three months of 2015. Also, as a result of a decline in the discount rate and new mortality tables released at the end of 2014, both of which negatively impacted the funding status of the pension plans, SJI contributed $15.0 million to improve its plan's funded status. No such contribution was made in 2014. The Company strives to keep its pension plans fully funded. When factors such as lesser than expected asset performance and/or declining discount rates negatively impact the funding status of the plans, the Company increases its contributions to supplant that funding shortfall.

Cash Flows from Investing Activities — SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. Net cash outflows for capital expenditures, which are primarily construction projects, for the first three months of 2015 and 2014 amounted to $54.3 million and $60.3 million, respectively. We estimate the net cash outflows for construction projects for fiscal years 2015, 2016 and 2017 at SJI to be approximately $350.2 million, $380.5 million and $320.5 million, respectively. The high level of capital expenditures is due to a combination of the accelerated infrastructure investment programs and a major pipeline project to support an electric generation facility, both at SJG.  For capital expenditures, including those under SJG’s AIRP, the Company expects to use short-term borrowings under lines of credit from commercial banks and the commercial paper program to finance capital expenditures as incurred. From time to time, the Company may refinance the short-term debt incurred to support capital expenditures with long-term debt. Also contributing to the high level of capital expenditures are anticipated solar projects at Marina.

In support of its risk management activities, the Company is required to maintain margin accounts with selected counterparties as collateral for its forward contracts, swap agreements, options contracts and futures contracts. These margin accounts are included in Restricted Investments or Margin Account Liability, depending upon the value of the related contracts (the change in the Margin Account Liability is reflected in cash flows from Operating Activities) on the condensed consolidated balance sheets. The required amount of restricted investments changes on a daily basis due to fluctuations in the market value of the related outstanding contracts and is difficult to predict. Margin posted by the Company decreased by $4.8 million in the first three months of 2015, compared with a decrease of $7.4 million in the same period of 2014.

During the first three months of 2015, the Company made investments in, and provided net advances to, unconsolidated affiliates of $1.7 million. During the first three months of 2014, the Company received net repayments from unconsolidated affiliates of $2.9 million.

Cash Flows from Financing Activities — Short-term borrowings from the commercial paper program and lines of credit from commercial banks are used to supplement cash flows from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, short-term debt incurred to finance capital expenditures is refinanced with long-term debt.

Credit facilities and available liquidity as of March 31, 2015 were as follows (in thousands):

Company	Total Facility	Usage	Available Liquidity	Expiration Date
SJG:
Commercial Paper Program/Revolving Credit Facility	$200,000	$129,600	$70,400	May 2018
Uncommitted Bank Lines	10,000	—	10,000	August 2015

Total SJG	210,000	129,600	80,400

SJI:

Revolving Credit Facility	400,000	156,400	243,600	February 2018 (A)

Total SJI	400,000	156,400	243,600

Total	$610,000	$286,000	$324,000

(A) Includes letters of credit outstanding in the amount of $13.6 million.

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary the SJI facilities can also be used to support SJG’s liquidity needs. All committed facilities contain one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreements), measured on a quarterly basis. SJI and SJG were in compliance with these covenants as of March 31, 2015. Borrowings under these credit facilities are at market rates. The weighted average borrowing cost, which changes daily, was 0.88% and 1.06% at March 31, 2015 and 2014, respectively.  Average borrowings outstanding under these credit facilities, not including letters of credit, during the three months ended March 31, 2015 and 2014 were $274.1 million and $332.2 million, respectively. The maximum amounts outstanding under these credit facilities, not including letters of credit, during the three months ended March 31, 2015 and 2014 were $329.4 million and $390.7 million, respectively. Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business’ future liquidity needs.

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

The Company did not issue or retire any long-term debt during the three months ended March 31, 2015.

SJI raises equity capital through its Dividend Reinvestment Plan (DRP). Participants in SJI's DRP receive newly issued shares. Shares of common stock offered by the DRP have been issued directly by SJI from its authorized but unissued shares of common stock. SJI raised $1.9 million and $5.2 million of equity capital through the DRP during the three months ended March 31, 2015 and 2014, respectively.

SJI’s capital structure was as follows:

	As of March 31, 2015	As of December 31, 2014
Equity	43.1%	42.6%
Long-Term Debt	44.8%	46.2%
Short-Term Debt	12.1%	11.2%
Total	100.0%	100.0%

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

COMMITMENTS AND CONTINGENCIES:

SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, and for environmental remediation costs. Cash outflows for capital expenditures for the first three months of 2015 and 2014 amounted to $54.3 million and $60.3 million, respectively. Management estimates the net cash outflows for construction projects for 2015, 2016 and 2017 at SJI to be approximately $350.2 million, $380.5 million and $320.5 million, respectively. The high level of capital expenditures is due to a combination of the accelerated infrastructure investment programs and a major pipeline project to support an electric generation facility, both at SJG. Also contributing to the high level of capital expenditures are anticipated solar projects at Marina. Costs for remediation projects, net of insurance reimbursements, for the first three months of 2015 and 2014 amounted to net cash outflows of $1.2 million and inflows of $1.6 million, respectively. Total net cash outflows for remediation projects are expected to be $29.6 million, $15.9 million and $37.0 million for 2015, 2016 and 2017, respectively.  As discussed in Notes 10 and 15 to the Consolidated Financial Statements in Item 8 of SJI’s 10-K as of December 31, 2014, certain environmental costs are subject to recovery from insurance carriers and ratepayers.

As of March 31, 2015, SJI provided $13.6 million of standby letters of credit through its revolving credit facility to enable SJE to market retail electricity and for various construction and operating activities. The Company also provided $87.6 million of additional letters of credit under separate facilities outside of the revolving credit facility to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system and to finance Marina's initial thermal plant project.

Contractual Obligations - There were no significant changes to the Company’s contractual obligations described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K for the year ended December 31, 2014, except for (a) commodity supply purchase obligations, which increased approximately $180.9 million in total since December 31, 2014 due to the addition of a 15-year gas supply contract scheduled to begin in September 2015 at SJG; and (b) construction obligations, which increased $20.9 million in total since December 31, 2014 due to solar projects entered into at Marina.

Off-Balance Sheet Arrangements – An off-balance sheet arrangement is any contractual arrangement involving an unconsolidated entity under which the Company has either made guarantees, or has certain other interests or obligations.

The Company has recorded a liability of $0.6 million which is included in Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the condensed consolidated balance sheets as of March 31, 2015 for the fair value of the following guarantees:

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

•
In December 2013, SJI entered into agreements to guarantee certain obligations of WCLE, SC Landfill Energy, LLC, SX Landfill Energy, LLC, FC Landfill Energy, LLC, and AC Landfill Energy, LLC (collectively, the "Landfills"), unconsolidated joint ventures in which Marina has a 50% equity interest through Energenic. The Landfills have entered into long-term debt agreements which run through 2020. Although unlikely, SJI could be liable through the guarantees for 50% of the outstanding debt along with any interest related to the debt in the event the Landfills do not meet minimum specified levels of operating performance and no mitigating action is taken, or the Landfills are unable to meet certain financial obligations as they become due. As of March 31, 2015, 50% of the currently outstanding debt is $8.6 million.

•
In May 2012, UMM Energy Partners, LLC (UMM), a wholly-owned subsidiary of Energenic, in which Marina has a 50% equity interest, entered into a 30-year contract with a public university to build, own and operate a combined heating, cooling and power system for its main campus in New Jersey. The system commenced commercial operations in September 2013. SJI has guaranteed certain obligations of UMM under the operating and lease agreements between UMM and the university, for the terms of the agreements, commencing with the first year of operations. As of March 31, 2015, SJI has guaranteed up to $2.4 million. This amount is adjusted each year based upon the Consumer Price Index. SJI and its partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees. SJI holds variable interests in UMM but is not the primary beneficiary.

•
As of March 31, 2015, SJI had issued $7.2 million of parental guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable our subsidiary to market retail natural gas.

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

In June 2014 the parent company of the hotel, casino and entertainment complex filed petitions in U. S. Bankruptcy Court to facilitate a sale of substantially all of its assets. The complex ceased normal business operations in September 2014. Energenic subsidiaries continued to provide limited energy services to the complex during the shutdown period under a temporary agreement with the trustee. The hotel, casino and entertainment complex was sold in April 2015. The Energenic subsidiaries are currently providing limited services to the complex under a short-term agreement with the new owner.

As a result, Management has evaluated the carrying value of the investment in this project and a related note receivable. Based on the current situation, and considering that the Energenic subsidiaries have reserved for a portion of the receivables from the complex, the fair value of this investment continues to be in excess of the respective carrying values as of March 31, 2015.

As of March 31, 2015, the Company, through its investment in Energenic, had a remaining net asset of approximately $15.1 million included in Investment in Affiliates on the condensed consolidated balance sheets related to this project. In addition, the Company had approximately $13.9 million included in Notes Receivable - Affiliate on the condensed consolidated balance sheets, due from an Energenic subsidiary, which is secured by certain assets of the central energy center. This note is subject to a reimbursement agreement that secures reimbursement for the Company, from its joint venture partner, of a proportionate share of any amounts that are not repaid.

Management will continue to monitor the situation surrounding the complex, including the status of the energy services agreement between the Energenic subsidiary and the complex, and will evaluate the carrying value of the investment and the note receivable as future events occur.

Pending Litigation — The Company is subject to claims arising in the ordinary course of business and other legal proceedings. The Company has been named in, among other actions, certain product liability claims related to our former sand mining subsidiary. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $3.2 million and $2.9 million related to all claims in the aggregate as of March 31, 2015 and December 31, 2014, respectively. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

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

SJI has entered into certain contracts to buy, sell, and transport natural gas and to buy and sell retail electricity. SJI recorded a net pre-tax loss of $6.7 million and $28.6 million in earnings during the three months ended March 31, 2015 and 2014, respectively, which are included with realized gains and losses in Operating Revenues — Nonutility.

The fair value and maturity of these energy-related contracts determined under the mark-to-market method as of March 31, 2015 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 -3 Years	Maturity Beyond 3 Years	Total
Prices actively quoted	$11,942	$212	$—	$12,154
Prices provided by other external sources	21,059	8,411	211	29,681
Prices based on internal models or other valuable methods	19,439	6,289	280	26,008

Total	$52,440	$14,912	$491	$67,843

Liabilities
Source of Fair Value	Maturity <1 Year	Maturity 1 -3 Years	Maturity Beyond 3Years	Total
Prices actively quoted	$30,156	$7,586	$56	$37,798
Prices provided by other external sources	24,981	203	—	25,184
Prices based on internal models or other valuable methods	26,642	16,044	633	43,319

Total	$81,779	$23,833	$689	$106,301

•
NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Volumes of our NYMEX contracts included in the table above under "Prices actively quoted" are 12.6 million dekatherms (dts) with a weighted average settlement price of $3.62 per dt.

•
Basis represents the differential to the NYMEX natural gas futures contract for delivering gas to a specific location. Volumes of our basis contracts included in the table above under "Prices provided by other external sources" and "Prices based on internal models or other valuable methods" are 61.4 million dts with a weighted average settlement price of $(0.42) per dt.

•
Fixed Price Gas Daily represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Volumes of our Fixed Price Gas Daily contracts included in the table above under "Prices provided by other external sources" are 2.4 million dts with a weighted average settlement price of $2.48 per dt.

•
Volumes of our discounted index related purchase and sales contracts included in the table above under "Prices provided by other external sources" and "Prices based on internal models or other valuable methods" are 376.7 million dts with a weighted average settlement price of $(0.16) per dt.

•
Volumes of electric included in the table above under "Prices based on internal models or other valuable methods" are less than 0.1 million mwh with a weighted average settlement price of $45.99 per mwh.

A reconciliation of SJI’s estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Liabilities, January 1, 2015	$(30,397)
Contracts Settled During Three Months Ended March 31, 2015, Net	24,610
Other Changes in Fair Value from Continuing and New Contracts, Net	(32,671)

Net Derivatives — Energy Related Liabilities, March 31, 2015	$(38,458)

Interest Rate Risk — Our exposure to interest-rate risk relates to short-term and long-term variable-rate borrowings. Variable-rate debt outstanding, including short-term and long-term debt, at March 31, 2015 was $520.4 million and averaged $522.3 million during the first three months of 2015. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $3.1 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2014 - 1 b.p. decrease; 2013 - 16 b.p. decrease; 2012 - 9 b.p. decrease; 2011 - 33 b.p. increase; and 2010 – 13 b.p. decrease.  At March 31, 2015, our average interest rate on variable-rate debt was 1.01%.

We typically issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable rate, long-term debt. As of March 31, 2015, the interest costs on $761.4 million of our long-term debt was either at a fixed rate or hedged via an interest rate derivative.

As of March 31, 2015, SJI’s active interest rate swaps were as follows:

Amount	Fixed Interest Rate	Start Date	Maturity	Type	Obligor
$14,500,000	3.905%	3/17/2006	1/15/2026	Tax-exempt	Marina
$500,000	3.905%	3/17/2006	1/15/2026	Tax-exempt	Marina
$330,000	3.905%	3/17/2006	1/15/2026	Tax-exempt	Marina
$7,100,000	4.895%	2/1/2006	2/1/2016	Taxable	Marina
$12,500,000	3.430%	12/1/2006	2/1/2036	Tax-exempt	SJG
$12,500,000	3.430%	12/1/2006	2/1/2036	Tax-exempt	SJG

Credit Risk - As of March 31, 2015, approximately $11.6 million, or 17.3%, of the current and noncurrent Derivatives – Energy Related Assets are transacted with one counterparty. This counterparty has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assigned to SJI in the event of default by the counterparty.

As of March 31, 2015, SJRG had $120.1 million of Accounts Receivable under sales contracts. Of that total, 76.7% were with regulated utilities or companies rated investment-grade or guaranteed by an investment-grade-rated parent or were with companies where we have a collateral arrangement or insurance coverage. The remainder of the Accounts Receivable were within approved credit limits.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2015. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company are effective.

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act, during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item is incorporated by reference to Part I, Item 2, Pending Litigation, beginning on page 43.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

101
The following financial statements from South Jersey Industries’ Quarterly Report on Form 10-Q for the three months ended March 31, 2015, filed with the Securities and Exchange Commission on May 8, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Balance Sheets and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

SOUTH JERSEY INDUSTRIES, INC.
(Registrant)

Dated:	May 8, 2015	By:	/s/ Stephen H. Clark
Stephen H. Clark
Chief Financial Officer