Form 10-Q
period 2015-06-30
SOUTH JERSEY INDUSTRIES INC
filed 2015-08-07
CIK 91928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of August 3, 2015 there were 68,542,760 shares of the registrant’s common stock outstanding.

Item 1. Unaudited Condensed Consolidated Financial Statements

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Three Months Ended June 30,
	2015	2014
Operating Revenues:
Utility	$75,294	$68,903
Nonutility	102,416	64,368
Total Operating Revenues	177,710	133,271
Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	24,901	24,623
- Nonutility	66,044	54,324
Operations	33,802	30,652
Maintenance	3,928	3,181
Depreciation	17,430	15,495
Energy and Other Taxes	1,265	1,241
Total Operating Expenses	147,370	129,516
Operating Income	30,340	3,755

Other Income and Expense	3,040	4,185
Interest Charges	(7,474)	(6,846)
Income Before Income Taxes	25,906	1,094
Income Taxes	3,279	9,510
Equity in Loss of Affiliated Companies	(15,844)	(903)
Income from Continuing Operations	13,341	9,701
Loss from Discontinued Operations - (Net of tax benefit)	(74)	(80)
Net Income	$13,267	$9,621

Basic Earnings Per Common Share:
Continuing Operations	$0.19	$0.15
Discontinued Operations	—	—
Basic Earnings Per Common Share	$0.19	$0.15

Average Shares of Common Stock Outstanding - Basic	68,467	65,926

Diluted Earnings Per Common Share:
Continuing Operations	$0.19	$0.15
Discontinued Operations	—	—
Diluted Earnings Per Common Share	$0.19	$0.15

Average Shares of Common Stock Outstanding - Diluted	68,653	66,074

Dividends Declared Per Common Share	$0.25	$0.24

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements. All share and per share amounts were adjusted for all periods presented for the 2-for-1 stock split, effected in the form of a stock dividend, effective on May 8, 2015. See Note 1.

	Six Months Ended June 30,
	2015	2014
Operating Revenues:
Utility	$341,824	$279,232
Nonutility	218,838	204,240
Total Operating Revenues	560,662	483,472
Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	169,875	127,700
- Nonutility	162,777	179,385
Operations	75,663	70,002
Maintenance	7,926	6,440
Depreciation	34,249	30,486
Energy and Other Taxes	3,461	3,194
Total Operating Expenses	453,951	417,207
Operating Income	106,711	66,265

Other Income and Expense	5,281	6,553
Interest Charges	(16,075)	(13,930)
Income Before Income Taxes	95,917	58,888
Income Taxes	(13,334)	(2,359)
Equity in (Loss) Earnings of Affiliated Companies	(15,389)	1,383
Income from Continuing Operations	67,194	57,912
Loss from Discontinued Operations - (Net of tax benefit)	(350)	(393)
Net Income	$66,844	$57,519

Basic Earnings Per Common Share:
Continuing Operations	$0.98	$0.88
Discontinued Operations	—	—
Basic Earnings Per Common Share	$0.98	$0.88

Average Shares of Common Stock Outstanding - Basic	68,432	65,728

Diluted Earnings Per Common Share:
Continuing Operations	$0.98	$0.88
Discontinued Operations	—	—
Diluted Earnings Per Common Share	$0.98	$0.88

Average Shares of Common Stock Outstanding - Diluted	68,636	65,880

Dividends Declared per Common Share	$0.50	$0.47

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements. All share and per share amounts were adjusted for all periods presented for the 2-for-1 stock split, effected in the form of a stock dividend, effective on May 8, 2015. See Note 1.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended June 30,
	2015	2014
Net Income	$13,267	$9,621

Other Comprehensive Income, Net of Tax:*

Unrealized (Loss) Gain on Available-for-Sale Securities	(64)	154
Unrealized Gain on Derivatives - Other	111	66
Other Comprehensive Income (Loss) of Affiliated Companies	59	(82)

Other Comprehensive Income - Net of Tax*	106	138

Comprehensive Income	$13,373	$9,759

	Six Months Ended June 30,
	2015	2014
Net Income	$66,844	$57,519

Other Comprehensive Income, Net of Tax:*

Unrealized Gain on Available-for-Sale Securities	24	216
Unrealized Gain on Derivatives - Other	119	132
Other Comprehensive Loss of Affiliated Companies	(36)	(100)

Other Comprehensive Income - Net of Tax*	107	248

Comprehensive Income	$66,951	$57,767

* For 2015, determined using a combined average statutory tax rate of 40%. For 2014, determined using a combined statutory tax rate of 41%.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended June 30,
	2015	2014
Net Cash Provided by Operating Activities	$102,059	$89,669

Cash Flows from Investing Activities:
Capital Expenditures	(141,585)	(134,945)
Purchase of Available for Sale Securities	(6,059)	—
Net Proceeds from Sale of Restricted Investments in Margin Account	12,581	3,333
Investment in Long-Term Receivables	(3,381)	(3,410)
Proceeds from Long-Term Receivables	2,040	3,536
Notes Receivable	(9,887)	—
Purchase of Company Owned Life Insurance	(765)	(526)
Investment in Affiliate	(1,766)	—
Advances on Notes Receivable - Affiliate	(1,514)	(1,922)
Repayment of Notes Receivable - Affiliate	4,612	5,639

Net Cash Used in Investing Activities	(145,724)	(128,295)

Cash Flows from Financing Activities:
Net Borrowings from (Repayments of) Short-Term Credit Facilities	120,300	(147,200)
Proceeds from Issuance of Long-Term Debt	—	189,000
Principal Repayments of Long-Term Debt	(64,000)	—
Payments for Issuance of Long-Term Debt	—	(1,204)
Dividends on Common Stock	(17,192)	(15,510)
Proceeds from Sale of Common Stock	3,596	17,119

Net Cash Provided by Financing Activities	42,704	42,205

Net (Decrease) Increase in Cash and Cash Equivalents	(961)	3,579
Cash and Cash Equivalents at Beginning of Period	4,171	3,818

Cash and Cash Equivalents at End of Period	$3,210	$7,397

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	June 30, 2015	December 31, 2014
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$2,101,634	$2,002,966
Accumulated Depreciation	(426,190)	(413,597)
Nonutility Property and Equipment, at cost	654,129	622,079
Accumulated Depreciation	(92,195)	(77,345)

Property, Plant and Equipment - Net	2,237,378	2,134,103

Investments:
Available-for-Sale Securities	15,121	8,922
Restricted	53,752	65,451
Investment in Affiliates	51,970	68,351

Total Investments	120,843	142,724

Current Assets:
Cash and Cash Equivalents	3,210	4,171
Accounts Receivable	257,216	251,892
Unbilled Revenues	25,291	62,608
Provision for Uncollectibles	(10,182)	(7,910)
Notes Receivable	9,887	—
Notes Receivable - Affiliate	12,059	14,657
Natural Gas in Storage, average cost	47,233	63,246
Materials and Supplies, average cost	2,123	2,125
Deferred Income Taxes - Net	60,052	57,748
Prepaid Taxes	20,460	14,106
Derivatives - Energy Related Assets	73,879	85,368
Other Prepayments and Current Assets	26,897	18,686

Total Current Assets	528,125	566,697

Regulatory and Other Noncurrent Assets:
Regulatory Assets	335,182	357,160
Derivatives - Energy Related Assets	19,204	13,905
Unamortized Debt Issuance Costs	9,106	9,795
Notes Receivable - Affiliate	36,300	36,799
Contract Receivables	23,584	19,236
Notes Receivable	7,882	7,882
Other	61,342	61,124

Total Regulatory and Other Noncurrent Assets	492,600	505,901

Total Assets	$3,378,946	$3,349,425

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	June 30, 2015	December 31, 2014
Capitalization and Liabilities
Equity:
Common Stock	$85,598	$85,418
Premium on Common Stock	443,141	438,384
Treasury Stock (at par)	(287)	(330)
Accumulated Other Comprehensive Loss	(30,151)	(30,258)
Retained Earnings	471,676	439,218

Total Equity	969,977	932,432

Long-Term Debt	859,491	859,491

Total Capitalization	1,829,468	1,791,923

Current Liabilities:
Notes Payable	366,000	245,700
Current Portion of Long-Term Debt	85,909	149,909
Accounts Payable	193,719	272,998
Customer Deposits and Credit Balances	19,191	17,958
Environmental Remediation Costs	41,704	30,430
Taxes Accrued	3,010	2,328
Derivatives - Energy Related Liabilities	92,914	109,744
Dividends Payable	17,205	—
Interest Accrued	7,122	7,088
Pension Benefits	1,515	1,550
Other Current Liabilities	6,261	12,480

Total Current Liabilities	834,550	850,185

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	355,219	344,520
Investment Tax Credits	74	149
Pension and Other Postretirement Benefits	100,358	115,373
Environmental Remediation Costs	87,440	97,742
Asset Retirement Obligations	42,826	42,502
Derivatives - Energy Related Liabilities	21,889	19,926
Derivatives - Other	9,779	10,732
Regulatory Liabilities	64,655	41,899
Finance Obligation	19,170	19,659
Other	13,518	14,815

Total Deferred Credits and Other Noncurrent Liabilities	714,928	707,317

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$3,378,946	$3,349,425

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

 Notes to Unaudited Condensed Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

▪	SJI Midstream, LLC (Midstream) was formed in 2014 to invest in a project to build a 100-mile natural gas pipeline in Pennsylvania and New Jersey.

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

On February 26, 2015, the Board of Directors approved an amendment to SJI's Certificate of Incorporation to increase the authorized number of shares of common stock from 60,000,000 shares to 120,000,000 shares. The principal purpose of the increase was to permit a two-for-one split of all the issued shares of SJI's common stock, effected pursuant to a stock dividend of one share of common stock for each outstanding share of common stock, payable May 8, 2015 to shareholders of record at the close of business on April 17, 2015. All references to number of shares and per share information in the condensed consolidated financial statements and related notes have been adjusted for all periods presented to reflect this stock split.

REVENUE AND THROUGHPUT-BASED TAXES — SJG collects certain revenue-based energy taxes from its customers. Such taxes include New Jersey State Sales Tax and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. The PUA is included in both utility revenue and energy and other taxes and totaled $0.2 million for both the three months ended June 30, 2015 and 2014, and $0.8 million and $0.6 million for the six months ended June 30, 2015 and 2014, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS - SJI reviews the carrying amount of long-lived assets for possible impairment whenever events or changes in circumstances indicate that such amounts may not be recoverable. For the six months ended June 30, 2015 and 2014, no impairments were identified.

GAS EXPLORATION AND DEVELOPMENT - The Company capitalizes all costs associated with gas property acquisition, exploration and development activities under the full cost method of accounting. Capitalized costs include costs related to unproved properties, which are not amortized until proved reserves are found or it is determined that the unproved properties are impaired. All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. No impairment charges were recorded during the six months ended June 30, 2015 or 2014. As of both June 30, 2015 and December 31, 2014, $8.9 million related to interests in proved and unproved properties in Pennsylvania, net of amortization, is included with Nonutility Property and Equipment and Other Noncurrent Assets on the condensed consolidated balance sheets.

TREASURY STOCK – SJI uses the par value method of accounting for treasury stock. As of June 30, 2015 and December 31, 2014, SJI held 229,536 and 263,578 shares of treasury stock, respectively. These shares are related to deferred compensation arrangements where the amounts earned are held in the stock of SJI.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU supersedes the revenue recognition requirements in FASB ASC 605, Revenue Recognition, and in most industry-specific topics. The new guidance identifies how and when entities should recognize revenue. The new rules establish a core principle requiring the recognition of revenue to depict the transfer of promised goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for such goods or services. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Management is currently determining the impact that adoption of this guidance will have on the Company's financial statement results.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810)—Amendments to the Consolidation Analysis, which changes the analysis to be performed in determining whether certain types of legal entities should be consolidated. Specifically, the standard amends the evaluation of whether (a) fees paid to a decision maker or a service provider represent a variable interest, (b) a limited partnership or similar entity has the characteristics of a Variable Interest Entity ("VIE") and (c) a reporting entity is the primary beneficiary of a VIE. The standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. Management is currently determining the impact that adoption of this guidance will have on the Company's financial statement results.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Management is currently determining the impact that adoption of this guidance will have on the Company's financial statement results.

Also in April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40). This ASU provides guidance to customers (a) in determining whether a cloud computing arrangement includes a software license, and (b) on how the arrangement should be accounted for, depending on whether or not it includes a software license. The amended guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Management is currently determining the impact that adoption of this guidance will have on the Company's financial statement results.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This ASU states that inventory for which cost is determined using a method other than last-in, first-out (LIFO) or the retail method should be subsequently measured at the lower of cost or net realizable value (NRV), rather than at the lower of cost or market. The standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. Management is currently determining the impact that adoption of this guidance will have on the Company's financial statement results.

2.	STOCK-BASED COMPENSATION PLAN:

Under the Amended and Restated 1997 Stock-Based Compensation Plan, shares may be issued to SJI’s officers (Officers), non-employee directors (Directors) and other key employees. This plan terminated on January 26, 2015. On January 23, 2015, the Board of Directors approved a new stock-based compensation plan. The new plan was approved by shareholders on April 30, 2015. No options were granted or outstanding during the six months ended June 30, 2015 and 2014.  No stock appreciation rights have been issued under the plans. During the six months ended June 30, 2015 and 2014, SJI granted 159,416 and 136,906 restricted shares, respectively, to Officers and other key employees under the plans.  Performance-based restricted shares vest over a three-year period and are subject to SJI achieving certain market and earnings-based performance targets as compared to a peer group average, which can cause the actual amount of shares that ultimately vest to range from between 0% to 200% of the original share units granted. In 2015, SJI also granted time-based shares of restricted stock, one-third of which vests annually over a three-year period and is limited to 100% payout. Vesting of time-based grants is contingent upon SJI achieving a return on equity (ROE) of at least 7% during the initial year of the grant and meeting the service requirement. Provided that the 7% ROE requirement is met in the initial year, payout is solely contingent upon the service requirement being met in years two and three of the grant. In 2015, Officers and other key employees were granted 47,824 shares of time-based restricted stock, which are included in the shares noted above.

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

During the six months ended June 30, 2015 and 2014, SJI granted 25,398 and 23,220 restricted shares, respectively, to Directors.  Shares issued to Directors vest over twelve months and contain no performance conditions. As a result, 100% of the shares granted generally vest.

The following table summarizes the nonvested restricted stock awards outstanding at June 30, 2015 and the assumptions used to estimate the fair value of the awards:

	Grants	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate
Officers & Key Employees -	2013 - TSR	45,593	$22.19	21.1%	0.40%
	2013 - EPS	45,593	$25.59	N/A	N/A
	2014 - TSR	51,323	$21.31	20.0%	0.80%
	2014 - EPS	51,323	$27.22	N/A	N/A
	2015 - TSR	34,696	$26.31	16.0%	1.10%
	2015 - EPS, ROE, Time	89,232	$29.47	N/A	N/A

Directors -	2015	25,398	$29.34	N/A	N/A

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

The following table summarizes the total stock-based compensation cost for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Officers & Key Employees	$511	$586	$1,310	$1,167
Directors	186	158	372	316
Total Cost	697	744	1,682	1,483

Capitalized	(87)	(70)	(178)	(140)
Net Expense	$610	$674	$1,504	$1,343

As of June 30, 2015, there was $4.6 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.0 years.

The following table summarizes information regarding restricted stock award activity during the six months ended June 30, 2015, excluding accrued dividend equivalents:

	Officers &Other Key Employees	Directors	Weighted Average Fair Value
Nonvested Shares Outstanding, January 1, 2015	223,876	23,220	$24.40
Granted	159,416	25,398	$28.69
Cancelled/Forfeited	(65,532)	—	$26.56
Vested	—	(23,220)	$27.26
Nonvested Shares Outstanding, June 30, 2015	317,760	25,398	$26.10

Performance targets during the three-year vesting period were not attained for the January 2011 grant that vested at December 31, 2013 or the January 2012 grant that vested at December 31, 2014. As a result, no shares were awarded in 2014 or 2015. During the six months ended June 30, 2015 and 2014, SJI granted 25,398 and 23,220 shares to its Directors at a market value of $0.7 million and $0.6 million, respectively. The Company has a policy of issuing new shares to satisfy its obligations under the Plan; therefore, there are no cash payment requirements resulting from the normal operation of the Plan. However, a change in control could result in such shares becoming nonforfeitable or immediately payable in cash.  At the discretion of the Officers, Directors and other key employees, the receipt of vested shares can be deferred until future periods.  These deferred shares are included in Treasury Stock on the condensed consolidated balance sheets.

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

Summarized operating results of the discontinued operations for the three and six months ended June 30, 2015 and 2014, were (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Loss Before Income Taxes:
Sand Mining	$(17)	$(103)	$(364)	$(483)
Fuel Oil	(97)	(20)	(163)	(122)
Income Tax Benefits	40	43	177	212
Loss from Discontinued Operations — Net	$(74)	$(80)	$(350)	$(393)
Earnings (Loss) Per Common Share from
Discontinued Operations — Net:
Basic and Diluted	$—	$—	$—	$—

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

PennEast Pipeline Company, LLC (PennEast) - Midstream has a 20% investment in PennEast, which expects to construct an approximately 100-mile natural gas pipeline that will extend from Northeastern Pennsylvania into New Jersey, estimated to be completed in 2017.

During the first six months of 2015 and 2014, the Company received net repayments from unconsolidated affiliates of $1.3 million and $3.7 million, respectively.  As of June 30, 2015 and December 31, 2014, the outstanding balance of Notes Receivable – Affiliate was $48.4 million and $51.5 million, respectively. As of June 30, 2015, approximately $39.2 million of these notes are secured by property, plant and equipment of the affiliates, accrue interest at 7.5% and are to be repaid through 2025, and the remaining $9.2 million of these notes are unsecured and accrue interest at variable rates.

SJI holds significant variable interests in these entities but is not the primary beneficiary. Consequently, these entities are accounted for under the equity method because SJI does not have both (a) the power to direct the activities of the entity that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. As of June 30, 2015, the Company had a net asset of approximately $51.1 million included in Investment in Affiliates and Other Noncurrent Liabilities on the condensed consolidated balance sheets related to equity method investees, in addition to Notes Receivable – Affiliate as discussed above. SJI’s maximum exposure to loss from these entities as of June 30, 2015 is limited to its combined equity contributions and the Notes Receivable-Affiliate in the amount of $100.3 million plus the guarantees discussed in Note 11.

4.	COMMON STOCK:

The following shares were issued and outstanding:

2015
Beginning Balance, January 1 (See Note 1)	68,334,860
New Issues During the Period:
Dividend Reinvestment Plan	116,884
Stock-Based Compensation Plan	26,338
Ending Balance, June 30	68,478,082

The par value ($1.25 per share) of stock issued was recorded in Common Stock and the net excess over par value of approximately $4.8 million was recorded in Premium on Common Stock.

EARNINGS PER COMMON SHARE (EPS) — Basic EPS is based on the weighted-average number of common shares outstanding.  The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 186,147 and 148,664 for the three months ended June 30, 2015 and 2014, respectively, and 203,455 and 151,556 for the six months ended June 30, 2015 and 2014, respectively. These shares relate to SJI's restricted stock as discussed in Note 2.

DIVIDEND REINVESTMENT PLAN (DRP) —The Company offers a DRP which allows participating shareholders to purchase shares of SJI common stock by automatic reinvestment of dividends or optional purchases. Shares of common stock offered by the DRP have been issued directly by SJI from its authorized but unissued shares of common stock. The Company raised $3.6 million and $17.1 million of equity capital through the DRP during the six months ended June 30, 2015 and 2014, respectively.

5.	FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS — In accordance with the terms of certain Marina and SJG loan agreements, unused proceeds are required to be escrowed pending approval of construction expenditures. As of June 30, 2015 and December 31, 2014, the escrowed proceeds, including interest earned, totaled $2.6 million and 1.7 million, respectively.

The Company maintains margin accounts with selected counterparties to support its risk management activities. The balances required to be held in these margin accounts increase as the net value of the outstanding energy-related contracts with the respective counterparties decrease. As of June 30, 2015 and December 31, 2014, the balances in these accounts totaled $51.1 million and $63.7 million, respectively. The carrying amounts of the Restricted Investments approximate their fair values at June 30, 2015 and December 31, 2014, which would be included in Level 1 of the fair value hierarchy (See Note 13 - Fair Value of Financial Assets and Financial Liabilities).

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

In June 2014 the parent company of the hotel, casino and entertainment complex filed petitions in U. S. Bankruptcy Court to facilitate a sale of substantially all of its assets. The complex ceased normal business operations in September 2014. Energenic subsidiaries continued to provide limited energy services to the complex during the shutdown period under a temporary agreement with the trustee. The hotel, casino and entertainment complex was sold in April 2015. The Energenic subsidiaries are currently providing limited services to the complex under a short-term agreement with the new owner. However, the Energenic subsidiaries have not been able to secure a permanent or long-term energy services agreement with the new owner.

As a result, management of the Company and Energenic have evaluated the carrying value of the investment in this project and a related note receivable. Based on the current situation, the Company recorded a $7.7 million (net of tax) non-cash charge to earnings during the three months ended June 30, 2015 due to the reduction in the carrying value of the investment in this project recorded by Energenic. This charge is included in Equity in Loss of Affiliated Companies on the condensed consolidated statements of income. Estimating the fair value of an investment is highly judgmental and involves the use of significant estimates and assumptions. Actual results may differ significantly from those used to develop this estimate.
As of June 30, 2015, the Company, through its investment in Energenic, had a remaining net asset of approximately $2.2 million included in Investment in Affiliates on the condensed consolidated balance sheets related to this project. In addition, the Company had approximately $13.9 million included in Notes Receivable - Affiliate on the condensed consolidated balance sheets, due from Energenic, which is secured by certain assets of the central energy center. This note is subject to a reimbursement agreement that secures reimbursement for the Company, from its joint venture partner, of a proportionate share of any amounts that are not repaid.

Management will continue to monitor the situation surrounding the complex and will evaluate the carrying value of the investment and the note receivable as future events occur.

NOTE RECEIVABLE - In June 2015, SJG advanced $10.0 million to a not-for-profit organization formed to spur economic development in Atlantic City, New Jersey. The Note bears interest at 1.0% for an initial term of six months, with the borrower’s option to extend the term for two additional terms of three months each. SJG holds a first lien security interest on land in Atlantic City as collateral against this Note.

LONG-TERM RECEIVABLES — SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources.  The terms of these loans call for customers to make monthly payments over a period of up to five years with no interest.  The carrying amounts of such loans were $14.0 million and $15.0 million as of June 30, 2015 and December 31, 2014, respectively. The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Contract Receivables on the condensed consolidated balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $1.1 million and $1.3 million as of June 30, 2015 and December 31, 2014, respectively.  The annualized amortization to interest is not material to the Company’s condensed consolidated financial statements.  The carrying amounts of these receivables approximate their fair value at June 30, 2015 and December 31, 2014, which would be included in Level 2 of the fair value hierarchy (See Note 13 - Fair Value of Financial Assets and Financial Liabilities).

CREDIT RISK - As of June 30, 2015, approximately $8.0 million, or 8.6%, of the current and noncurrent Derivatives – Energy Related Assets are transacted with one counterparty. This counterparty has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assigned to SJI in the event of default by the counterparty.

FINANCE OBLIGATION - During 2010, ACB Energy Partners LLC (ACB), a wholly-owned subsidiary of Energenic, of which Marina has a 50% equity interest, completed construction of a combined heat and power generating facility to serve, under an energy services agreement, a thermal plant owned by Marina. Construction period financing was provided by Marina. As substantially all of the costs of constructing the facility were funded by the financing provided by Marina, Marina was considered the owner of the facility for accounting purposes during the construction period. When an entity is considered the accounting owner during the construction period, a sale of the asset effectively occurs when construction of the asset is completed. However, due to its continuing involvement in the facility through its equity interest in Energenic, Marina continues to be considered the owner of the facility for accounting purposes under ASC Topic 360 Property, Plant and Equipment. As a result, the transaction is being accounted for as a financing arrangement under ASC Topic 840 Leases and, therefore, the Company has included costs to construct the facility within Nonutility Property, Plant and Equipment on the condensed consolidated balance sheets of $23.7 million as of both June 30, 2015 and December 31, 2014. In addition, the Company included repayments from ACB to Marina on the construction loan within the Finance Obligation on the condensed consolidated balance sheets. Marina does not have a fixed payment obligation to ACB; as a result, the Finance Obligation is classified as a noncurrent liability on the condensed consolidated balance sheets. The costs to construct the facility and the repayments of the construction loan are amortized over the term of the energy services agreement. The impact on the condensed consolidated statements of income is not significant. As a result, the Company recorded $19.2 million and $19.7 million, net of amortization, within Finance Obligation on the condensed consolidated balance sheets at June 30, 2015 and December 31, 2014, respectively.

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE - The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. The carrying amounts of SJI's financial instruments approximate their fair values at June 30, 2015 and December 31, 2014, except as noted below.

•
For Long-Term Debt, in estimating the fair value, we use the present value of remaining cash flows at the balance sheet date. We based the estimates on interest rates available to SJI at the end of each period for debt with similar terms and maturities (Level 2 in the fair value hierarchy, see Note 13 - Fair Value of Financial Assets and Financial Liabilities). The estimated fair values of SJI's long-term debt, including current maturities, as of June 30, 2015 and December 31, 2014, were $986.4 million and $1,058.5 million, respectively.  The carrying amounts of SJI's long-term debt, including current maturities, as of June 30, 2015 and December 31, 2014, were $945.4 million and $1,009.4 million, respectively.

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

SJI groups its nonutility operations into two categories: Energy Group and Energy Services. Energy Group includes wholesale energy, retail gas and other, and retail electric operations. Energy Services includes on-site energy production and appliance service operations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are treated as if the sales or transfers were to third parties at current market prices.

Information about SJI’s operations in different reportable operating segments is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating Revenues:
Gas Utility Operations	$75,812	$69,159	$343,470	$279,704
Energy Group:
Wholesale Energy Operations	33,276	(2,936)	68,621	32,436
Retail Gas and Other Operations	18,065	24,875	56,143	76,381
Retail Electric Operations	36,186	27,879	65,963	68,272
Subtotal Energy Group	87,527	49,818	190,727	177,089
Energy Services:
On-Site Energy Production	15,136	14,397	28,708	25,743
Appliance Service Operations	2,699	2,637	5,056	5,291
Subtotal Energy Services	17,835	17,034	33,764	31,034
Corporate & Services	7,765	6,452	16,851	14,323
Subtotal	188,939	142,463	584,812	502,150
Intersegment Sales	(11,229)	(9,192)	(24,150)	(18,678)
Total Operating Revenues	$177,710	$133,271	$560,662	$483,472

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating Income (Loss):
Gas Utility Operations	$11,961	$9,005	$85,150	$72,445
Energy Group:
Wholesale Energy Operations	15,158	(8,468)	15,488	(10,123)
Retail Gas and Other Operations	153	(191)	3,240	1,777
Retail Electric Operations	174	(840)	(8)	(894)
Subtotal Energy Group	15,485	(9,499)	18,720	(9,240)
Energy Services:
On-Site Energy Production	2,177	3,636	1,695	2,376
Appliance Service Operations	247	357	195	262
Subtotal Energy Services	2,424	3,993	1,890	2,638
Corporate and Services	470	256	951	422
Total Operating Income	$30,340	$3,755	$106,711	$66,265

Depreciation and Amortization:
Gas Utility Operations	$14,239	$12,757	$28,406	$25,433
Energy Group:
Wholesale Energy Operations	15	46	47	86
Retail Gas and Other Operations	20	20	40	42
Subtotal Energy Group	35	66	87	128
Energy Services:
On-Site Energy Production	7,457	6,165	14,508	11,940
Appliance Service Operations	73	67	147	134
Subtotal Energy Services	7,530	6,232	14,655	12,074
Corporate and Services	458	235	700	454
Total Depreciation and Amortization	$22,262	$19,290	$43,848	$38,089

Interest Charges:
Gas Utility Operations	$5,113	$4,292	$10,303	$8,634
Energy Group:
Wholesale Energy Operations	(112)	(5)	130	116
Retail Gas and Other Operations	47	68	120	194
Subtotal Energy Group	(65)	63	250	310
Energy Services:
On-Site Energy Production	1,661	2,147	3,976	4,275
Corporate and Services	2,939	1,790	5,927	3,640
Subtotal	9,648	8,292	20,456	16,859
Intersegment Borrowings	(2,174)	(1,446)	(4,381)	(2,929)
Total Interest Charges	$7,474	$6,846	$16,075	$13,930

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income Taxes:
Gas Utility Operations	$3,292	$2,379	29,464	24,906
Energy Group:
Wholesale Energy Operations	5,986	(2,628)	6,853	(3,181)
Retail Gas and Other Operations	92	80	1,668	1,016
Retail Electric Operations	71	(343)	(3)	(365)
Subtotal Energy Group	6,149	(2,891)	8,518	(2,530)
Energy Services:
On-Site Energy Production	(12,861)	(9,404)	(24,908)	(20,429)
Appliance Service Operations	105	211	97	188
Subtotal Energy Services	(12,756)	(9,193)	(24,811)	(20,241)
Corporate and Services	36	195	163	224
Total Income Taxes	$(3,279)	$(9,510)	$13,334	$2,359

Property Additions:
Gas Utility Operations	$62,175	$59,067	$105,501	$91,598
Energy Group:
Wholesale Energy Operations	375	8	379	10
Retail Gas and Other Operations	392	229	1,121	397
Subtotal Energy Group	767	237	1,500	407
Energy Services:
On-Site Energy Production	26,040	16,426	30,421	25,575
Appliance Service Operations	212	6	328	6
Subtotal Energy Services	26,252	16,432	30,749	25,581
Corporate and Services	537	803	1,601	1,581
Total Property Additions	$89,731	$76,539	$139,351	$119,167

	June 30, 2015	December 31, 2014
Identifiable Assets:
Gas Utility Operations	$2,266,233	$2,185,672
Energy Group:
Wholesale Energy Operations	269,922	366,119
Retail Gas and Other Operations	35,801	53,073
Retail Electric Operations	47,730	23,682
Subtotal Energy Group	353,453	442,874
Energy Services:
On-Site Energy Production	685,765	675,937
Appliance Service Operations	3,425	3,105
Subtotal Energy Services	689,190	679,042
Discontinued Operations	1,600	1,758
Corporate and Services	571,333	527,691
Intersegment Assets	(502,863)	(487,612)
Total Identifiable Assets	$3,378,946	$3,349,425

7.	RATES AND REGULATORY ACTIONS:

SJG is subject to the rules and regulations of the New Jersey Board of Public Utilities (BPU).

In January 2015, SJG filed a petition with the BPU seeking to continue offering energy efficiency programs through June 2018 with a proposed total budget of $56.0 million and with the same rate recovery mechanism that exists for its current energy efficiency programs. This petition is currently pending.

In April 2015, SJG filed a petition requesting to increase annual revenues from base rates by $4.6 million to reflect the roll-in of investments made through June 2015 under its Storm Hardening and Reliability Program (“SHARP”), with rates to become effective on October 1, 2015. This petition is currently pending.

In May 2015, the BPU approved an $18.2 million decrease in annual revenues collected from customers through the Societal Benefits Clause ("SBC") charge and the Transportation Initiation Clause ("TIC") charge, comprised of a $6.2 million decrease in revenues from the Remediation Adjustment Clause (“RAC”) component of the SBC, an $11.5 million decrease in revenues from the Clean Energy Program (“CLEP”) component of the SBC and a $0.5 million decrease in TIC revenues, effective June 1, 2015. The decreases in the RAC and CLEP components of the SBC are primarily driven by the accumulation of prior year over-recoveries, as rate recovery exceeded program costs. The decrease in the TIC is being caused by a decrease in costs. The SBC and TIC allow SJG to recover costs associated with certain State-mandated programs.

In June 2015, SJG filed its annual Basic Gas Supply Service (“BGSS”) and Conservation Incentive Program (“CIP”) rate adjustment petition, requesting a $39.7 million decrease in annual revenues to be implemented on October 1, 2015, comprised of a $28.4 million decrease in BGSS revenues and an $11.3 million decrease in CIP revenues. The level of BGSS revenues is based on forecasted gas costs and customer usage information for the upcoming BGSS/CIP year, which runs from October to September. SJG’s request is based on decreases in forecasted gas commodity costs for the upcoming BGSS/CIP year. The decrease in CIP revenues is caused primarily by higher than normal customer usage caused by weather that was 10.4% colder than normal during the 2014-2015 winter season. This petition is currently pending.

Also in June 2015, SJG filed its annual Energy Efficiency Tracker (“EET”) rate adjustment petition, requesting a $7.6 million decrease in revenues to continue recovering the costs of, and the allowed return on, prior investments associated with energy efficiency programs ("EEPs"). SJG's original EEPs, approved by the BPU in 2009, and its EEP extension, approved by the BPU in 2013, ended in July 2013 and June 2015, respectively. The revenue requirements associated with these prior investments decrease over time as they are amortized and recovered. Also contributing to the revenue decrease is the forecasted October 2015 over-recovery of $1.7 million, which further reduces the revenue requirement for the upcoming EET year. This petition is currently pending.

The various revenue decreases noted above do not impact SJG's earnings. They represent decreases in the cash requirements of SJG corresponding to lower costs and/or the return of previously over-recovered costs associated with each respective mechanism.

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

Regulatory Assets consisted of the following items (in thousands):

	June 30, 2015	December 31, 2014
Environmental Remediation Costs:
Expended - Net	$29,145	$29,540
Liability for Future Expenditures	125,769	124,308
Deferred Asset Retirement Obligation Costs	31,799	31,584
Deferred Pension and Other Postretirement Benefit Costs	99,040	99,040
Deferred Gas Costs - Net	20,194	32,202
Societal Benefit Costs Receivable	—	385
Deferred Interest Rate Contracts	6,615	7,325
Energy Efficiency Tracker	852	11,247
Pipeline Supplier Service Charges	4,608	5,441
Pipeline Integrity Cost	3,851	3,431
AFUDC - Equity Related Deferrals	11,330	10,781
Other Regulatory Assets	1,979	1,876

Total Regulatory Assets	$335,182	$357,160

DEFERRED GAS COSTS - NET - Over/under collections of gas costs are monitored through SJG's Basic Gas Supply Service (BGSS) mechanism. Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability. Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval. The reduction in deferred gas costs from December 31, 2014 was due to gas costs recovered from customers exceeding the actual cost of the commodity incurred during the first six months of 2015 as a result of lower natural gas prices. SJG's BGSS mechanism is designed to over-collect gas costs during the winter season when usage is highest.

ENERGY EFFICIENCY TRACKER - This regulatory asset primarily represents energy efficiency measures installed in customer homes and businesses. The decrease from December 31, 2014 is due to higher recoveries in the first six months of 2015 resulting from extremely cold weather.

Regulatory Liabilities consisted of the following items (in thousands):

	June 30, 2015	December 31, 2014
Excess Plant Removal Costs	$34,701	$35,940
Conservation Incentive Program Payable	17,255	4,700
Societal Benefit Costs	12,699	—
Other Regulatory Liabilities	—	1,259

Total Regulatory Liabilities	$64,655	$41,899

EXCESS PLANT REMOVAL COSTS - Represents amounts accrued in excess of actual utility plant removal costs incurred to date. The decrease in the balance from year end is due to an amortization as a credit to depreciation expense as required as part of SJG's September 2014 base rate increase.

CONSERVATION INCENTIVE PROGRAM (CIP) PAYABLE – The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. Actual usage per customer was greater than the established baseline during 2014 and more notably during the first six months of 2015 resulting in a payable. This is primarily the result of extremely cold weather experienced in the region.

SOCIETAL BENEFIT COSTS (SBC) - This regulatory liability primarily represents the excess recoveries over the expenses incurred under the New Jersey Clean Energy Program which is a mechanism designed to recover costs associated with energy efficiency and renewable energy programs. The change from a $0.4 million regulatory asset to a $12.7 million regulatory liability is due to current SBC rates which are producing revenue greater than SBC expenses. In July 2014, SJG made its annual 2014-2015 SBC filing requesting a decrease in SBC revenues, in part, to avoid this liability. The petition was approved and new rates went into effect on June 1, 2015.

9.	PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three and six months ended June 30, 2015 and 2014, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service Cost	$1,225	$1,285	$2,668	$2,570
Interest Cost	2,814	2,695	5,584	5,390
Expected Return on Plan Assets	(3,695)	(3,265)	(7,394)	(6,530)
Amortizations:
Prior Service Cost	53	43	106	86
Actuarial Loss	2,648	1,426	5,304	2,852
Net Periodic Benefit Cost	3,045	2,184	6,268	4,368
Capitalized Benefit Cost	(1,194)	(854)	(2,433)	(1,708)
Deferred Benefit Cost	(325)	—	(325)	—
Total Net Periodic Benefit Expense	$1,526	$1,330	$3,510	$2,660

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service Cost	$231	$250	$558	$500
Interest Cost	715	740	1,487	1,480
Expected Return on Plan Assets	(749)	(687)	(1,497)	(1,374)
Amortizations:
Prior Service Cost	152	38	304	76
Actuarial Loss	287	243	671	486
Net Periodic Benefit Cost	636	584	1,523	1,168
Capitalized Benefit Cost	(271)	(209)	(528)	(418)
Deferred Benefit Cost	(79)	—	(79)	—
Total Net Periodic Benefit Expense	$286	$375	$916	$750

Capitalized benefit costs reflected in the table above relate to SJG’s construction program. Deferred benefit costs relate to SJG's deferral of incremental expense associated with the adoption of new mortality tables (RP-2014 base table with MP-2014 generational projection scale) in 2015. Deferred costs are expected to be recovered through rates as part of SJG's next base rate case.

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

10.	LINES OF CREDIT:

Credit facilities and available liquidity as of June 30, 2015 were as follows (in thousands):

Company	Total Facility	Usage	Available Liquidity	Expiration Date
SJG:
Commercial Paper Program/Revolving Credit Facility	$200,000	$127,600	$72,400	May 2018
Uncommitted Bank Lines	10,000	—	10,000	Various

Total SJG	210,000	127,600	82,400

SJI:

Revolving Credit Facility	400,000	251,500	148,500	February 2018 (A)

Total SJI	400,000	251,500	148,500

Total	$610,000	$379,100	$230,900

(A) Includes letters of credit outstanding in the amount of $13.1 million.

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary, the SJI facilities can also be used to support SJG’s liquidity needs. Borrowings under these credit facilities are at market rates. The weighted average interest rate on these borrowings, which changes daily, was 0.96% and 1.16% at June 30, 2015 and 2014, respectively. Average borrowings outstanding under these credit facilities, not including letters of credit, during the six months ended June 30, 2015 and 2014 were $274.3 million and $320.2 million, respectively. The maximum amounts outstanding under these credit facilities, not including letters of credit, during the six months ended June 30, 2015 and 2014 were $368.1 million and $390.7 million, respectively.

The SJI and SJG facilities are provided by a syndicate of banks and contain one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreements) to not more than 0.65 to 1, measured at the end of each fiscal quarter. SJI and SJG were in compliance with this covenant as of June 30, 2015.

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

GUARANTEES — The Company has recorded a liability of $0.6 million which is included in Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the condensed consolidated balance sheets as of June 30, 2015 for the fair value of the following guarantees:

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

In December 2013, SJI entered into agreements to guarantee certain obligations of WCLE, SC Landfill Energy, LLC, SX Landfill Energy, LLC, FC Landfill Energy, LLC, and AC Landfill Energy, LLC (collectively, the "Landfills"), unconsolidated joint ventures in which Marina has a 50% equity interest through Energenic. The Landfills have entered into long-term debt agreements which run through 2020. Although unlikely, SJI could be liable through the guarantees for 50% of the outstanding debt along with any interest related to the debt in the event the Landfills do not meet minimum specified levels of operating performance and no mitigating action is taken, or the Landfills are unable to meet certain financial obligations as they become due. As of June 30, 2015, 50% of the currently outstanding debt is $8.4 million.

In May 2012, UMM Energy Partners, LLC (UMM), a wholly-owned subsidiary of Energenic, in which Marina has a 50% equity interest, entered into a 30-year contract with a public university to build, own and operate a combined heating, cooling and power system for its main campus in New Jersey. The system commenced commercial operations in September 2013. SJI has guaranteed certain obligations of UMM under the operating and lease agreements between UMM and the university, for the terms of the agreements, commencing with the first year of operations. As of June 30, 2015, SJI has guaranteed up to $2.4 million. This amount is adjusted each year based upon the Consumer Price Index. SJI and its partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees. SJI holds variable interests in UMM but is not the primary beneficiary.

As of June 30, 2015, SJI had issued $5.9 million of parental guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable our subsidiary to market retail natural gas.

COLLECTIVE BARGAINING AGREEMENTS — Unionized personnel represent approximately 45.0% of our workforce at June 30, 2015. The Company has collective bargaining agreements with two unions that represent these employees: the International Brotherhood of Electrical Workers (IBEW) Local 1293 and the International Association of Machinists and Aerospace Workers (IAM) Local 76.  SJG and SJESP employees represented by the IBEW operate under collective bargaining agreements that run through February 2017. The remaining unionized employees are represented by the IAM and operate under collective bargaining agreements that run through August 2017.

STANDBY LETTERS OF CREDIT — As of June 30, 2015, SJI provided $13.1 million of standby letters of credit through its revolving credit facility to enable SJE to market retail electricity and for various construction and operating activities. The Company has also provided $87.6 million of additional letters of credit under separate facilities outside of the revolving credit facility to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system and to finance Marina's initial thermal plant project.

PENDING LITIGATION — The Company is subject to claims arising in the ordinary course of business and other legal proceedings. The Company has been named in, among other actions, certain product liability claims related to our former sand mining subsidiary. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $3.0 million and $2.9 million related to all claims in the aggregate as of June 30, 2015 and December 31, 2014, respectively. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

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

Certain SJI subsidiaries are involved in buying, selling, transporting and storing natural gas and buying and selling retail electricity for their own accounts as well as managing these activities for third parties. These subsidiaries are subject to market risk on expected future purchases and sales due to commodity price fluctuations. The Company uses a variety of derivative instruments to limit this exposure to market risk in accordance with strict corporate guidelines.  These derivative instruments include forward contracts, swap agreements, options contracts and futures contracts. As of June 30, 2015, the Company had outstanding derivative contracts intended to limit the exposure to market risk on 53.1 MMdts (1 MMdts = one million decatherms) of expected future purchases of natural gas, 40.8 MMdts of expected future sales of natural gas, 3.1 MMmwh (1 MMmwh = one million megawatt hours) of expected future purchases of electricity and 3.1 MMmwh of expected future sales of electricity. In addition to these derivative contracts, the Company has basis and index related purchase and sales contracts totaling 274.7 MMdts.  These contracts, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives - Energy Related Assets or Derivatives - Energy Related Liabilities on the condensed consolidated balance sheets. The net unrealized pre-tax gains and losses for these energy-related commodity contracts are included with realized gains and losses in Operating Revenues – Nonutility.

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

The fair values of all derivative instruments, as reflected in the condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014, are as follows (in thousands):

Derivatives not designated as hedging instruments under GAAP	June 30, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
Energy related commodity contracts:
Derivatives – Energy Related – Current	$73,879	$92,914	$85,368	$109,744
Derivatives – Energy Related – Non-Current	19,204	21,889	13,905	19,926
Interest rate contracts:
Derivatives - Other	—	9,779	—	10,732
Total derivatives not designated as hedging instruments under GAAP	93,083	124,582	99,273	140,402

Total Derivatives	$93,083	$124,582	$99,273	$140,402

The Company enters into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. The Company presents derivatives at gross fair values on the condensed consolidated balance sheets. As of June 30, 2015 and December 31, 2014, information related to these offsetting arrangements were as follows (in thousands):

As of June 30, 2015
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
Derivatives - Energy Related Assets	$93,083	$—	$93,083	$(33,277)	(A)	$—	$59,806
Derivatives - Energy Related Liabilities	$(114,803)	$—	$(114,803)	$33,277	(B)	$36,993	$(44,533)
Derivatives - Other	$(9,779)	$—	$(9,779)	$—		$—	$(9,779)

As of December 31, 2014
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
Derivatives - Energy Related Assets	$99,273	$—	$99,273	$(39,747)	(A)	$—	$59,526
Derivatives - Energy Related Liabilities	$(129,670)	$—	$(129,670)	$39,747	(B)	$53,897	$(36,026)
Derivatives - Other	$(10,732)	$—	$(10,732)	$—		$—	$(10,732)

(A) The balances at June 30, 2015 and December 31, 2014 were related to derivative liabilities which can be net settled against derivative assets.

(B) The balances at June 30, 2015 and December 31, 2014 were related to derivative assets which can be net settled against derivative liabilities.

The effect of derivative instruments on the condensed consolidated statements of income for the three and six months ended June 30, 2015 and 2014 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships under GAAP	2015	2014	2015	2014
Interest Rate Contracts:
Losses recognized in AOCL on effective portion	$—	$—	$—	$—
Losses reclassified from AOCL into income (a)	$(187)	$(112)	$(210)	$(224)
Gains (losses) recognized in income on ineffective portion (a)	$—	$—	$—	$—

(a) Included in Interest Charges

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments under GAAP	2015	2014	2015	2014
Gains (losses) on energy related commodity contracts (a)	$14,685	$(195)	$7,978	$(28,796)
Gains (losses) on interest rate contracts (b)	541	(91)	243	(305)

Total	$15,226	$(286)	$8,221	$(29,101)

(a)  Included in Operating Revenues - Non Utility
(b)  Included in Interest Charges

Net realized loss of $2.1 million and net realized gain of $1.2 million associated with SJG's energy-related financial commodity contracts for the three months ended June 30, 2015 and 2014, respectively, and a loss of $4.8 million and a gain of $3.6 million for the six months ended June 30, 2015 and 2014, respectively, are not included in the above table. These contracts are part of SJG’s regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to, and recoverable through, regulatory riders, any changes in the value of SJG’s energy-related financial commodity contracts are deferred in Regulatory Assets or Liabilities, as applicable, and there is no impact to earnings.

Certain of the Company’s derivative instruments contain provisions that require immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions in the event of a material adverse change in the credit standing of the Company. The aggregate fair value of all derivative instruments with credit risk-related contingent features that are in a liability position on June 30, 2015, is $40.0 million.  If the credit risk-related contingent features underlying these agreements were triggered on June 30, 2015, the Company would have been required to settle the instruments immediately or post collateral to its counterparties of approximately $35.3 million after offsetting asset positions with the same counterparties under master netting arrangements.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of June 30, 2015	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$15,121	$6,024	$9,097	$—
Derivatives – Energy Related Assets (B)	93,083	5,887	39,131	48,065
	$108,204	$11,911	$48,228	$48,065

Liabilities

Derivatives – Energy Related Liabilities (B)	$114,803	$24,684	$39,510	$50,609
Derivatives – Other (C)	9,779	—	9,779	—
	$124,582	$24,684	$49,289	$50,609

As of December 31, 2014	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$8,922	$5,952	$2,970	$—
Derivatives – Energy Related Assets (B)	99,273	21,675	43,093	34,505
	$108,195	$27,627	$46,063	$34,505

Liabilities

Derivatives – Energy Related Liabilities (B)	$129,670	$49,009	$40,548	$40,113
Derivatives – Other (C)	10,732	—	10,732	—
	$140,402	$49,009	$51,280	$40,113

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

Level 3 valuation methods for natural gas derivative contracts include utilizing another location in close proximity adjusted for certain pipeline charges to derive a basis value. The significant unobservable inputs used in the fair value measurement of certain natural gas contracts consist of forward prices developed based on industry-standard methodologies. Significant increases (decreases) in these forward prices for purchases of natural gas would result in a directionally similar impact to the fair value measurement and for sales of natural gas would result in a directionally opposite impact to the fair value measurement. Level 3 valuation methods for electric represent the value of the contract marked to the forward wholesale curve, as provided by daily exchange quotes for delivered electricity. The significant unobservable inputs used in the fair value measurement of electric contracts consist of fixed contracted electric load profiles; therefore, no change in unobservable inputs would occur. Unobservable inputs are updated daily using industry standard techniques. Management reviews and corroborates the price quotations to ensure the prices are observable which includes consideration of actual transaction volumes, market delivery points, bid-ask spreads and contract duration.

(C) Derivatives – Other are valued using quoted prices on commonly quoted intervals, which are interpolated for periods different than the quoted intervals, as inputs to a market valuation model. Market inputs can generally be verified and model selection does not involve significant management judgment.

The following table provides quantitative information regarding significant unobservable inputs in Level 3 fair value measurements (in thousands):

Type	Fair Value at June 30, 2015		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$28,216	$32,591	Discounted Cash Flow	Forward price (per dt)	$(1.94) - $11.27 [$2.20]	(A)
Forward Contract - Electric	$19,849	$18,018	Discounted Cash Flow	Fixed electric load profile (on-peak)	8.47% - 100.00% [56.92%]	(B)
				Fixed electric load profile (off-peak)	0.00% - 91.53% [43.08%]	(B)

Type	Fair Value at December 31, 2014		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$26,485	$33,882	Discounted Cash Flow	Forward price (per dt)	$(2.04) - $7.83 [$(0.30)]	(A)
Forward Contract - Electric	$8,020	$6,231	Discounted Cash Flow	Fixed electric load profile (on-peak)	8.06% - 100.00% [55.97%]	(B)
				Fixed electric load profile (off-peak)	0.00% - 91.94% [44.03%]	(B)

(A) Represents the range, along with the weighted average, of forward prices for the sale and purchase of natural gas.
(B) Represents the range, along with the weighted average, of the percentage of contracted usage that is loaded during on-peak hours versus off-peak.

The changes in fair value measurements of Derivatives – Energy Related Assets and Liabilities for the three and six months ended June 30, 2015 and 2014, using significant unobservable inputs (Level 3), are as follows (in thousands):

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Balance at beginning of period	$(17,311)	$(5,608)
Other changes in fair value from continuing and new contracts, net	14,376	(2,062)
Transfers in/(out) of Level 3 (A)	2,054	2,054
Settlements	(1,663)	3,072

Balance at end of period	$(2,544)	$(2,544)

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Balance at beginning of period	$(4,971)	$8,095
Other changes in fair value from continuing and new contracts, net	(2,252)	(14,376)
Settlements	2,454	1,512

Balance at end of period	$(4,769)	$(4,769)

(A) Transfers between different levels of the fair value hierarchy may occur based on the level of observable inputs used to value the instruments from period to period. During the three and six months ended June 30, 2015, $2.1 million of net derivative assets were transferred from Level 2 to Level 3, due to decreased observability of market data.

Total gains included in earnings for the three months ended June 30, 2015 that are attributable to the change in unrealized gains relating to those assets and liabilities included in Level 3 still held as of June 30, 2015, are $14.4 million.  Total gains/losses included in earnings for the six months ended June 30, 2015 that are attributable to the change in unrealized gains/losses relating to those assets and liabilities included in Level 3 still held as of June 30, 2015, are not significant. These gains/losses are included in Operating Revenues-Nonutility on the condensed consolidated statements of income.

14.	LONG-TERM DEBT:

The Company did not issue any long-term debt during the six months ended June 30, 2015.

In June 2015, the Company redeemed at maturity $64.0 million aggregate principal amount of 2.39% Senior Notes. No other debt was redeemed during the six months ended June 30, 2015.

15.	ACCUMULATED OTHER COMPREHENSIVE LOSS:

The following tables summarize the changes in accumulated other comprehensive loss (AOCL) for the three and six months ended June 30, 2015 (in thousands):

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Other Comprehensive Income (Loss) of Affiliated Companies	Total
Balance at April 1, 2015 (a)	$(27,663)	$(2,442)	$13	$(165)	$(30,257)
Other comprehensive loss before reclassifications	—	—	(43)	—	(43)
Amounts reclassified from AOCL (b)	—	111	(21)	59	149
Net current period other comprehensive income (loss)	—	111	(64)	59	106
Balance at June 30, 2015 (a)	$(27,663)	$(2,331)	$(51)	$(106)	$(30,151)

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Other Comprehensive Income (Loss) of Affiliated Companies	Total
Balance at January 1, 2015 (a)	$(27,663)	$(2,450)	$(75)	$(70)	$(30,258)
Other comprehensive income before reclassifications	—	—	49	—	49
Amounts reclassified from AOCL (b)	—	119	(25)	(36)	58
Net current period other comprehensive income (loss)	—	119	24	(36)	107
Balance at June 30, 2015 (a)	$(27,663)	$(2,331)	$(51)	$(106)	$(30,151)

(a) For 2015, determined using a combined average statutory tax rate of 40%. For 2014, determined using a combined statutory tax rate of 41%.

(b) See table below.

The following table provides details about reclassifications out of AOCL for the three and six months ended June 30, 2015:

	Amounts Reclassified from AOCL (in thousands)		Affected Line Item in the Condensed Consolidated Statements of Income
	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Unrealized Gain on Derivatives-Other - interest rate contracts designated as cash flow hedges	$187	$210	Interest Charges
Income Taxes	(76)	(91)	Income Taxes (a)
	$111	$119

Unrealized Loss on Available-for-Sale Securities	$(35)	$(42)	Other Income
Income Taxes	14	17	Income Taxes (a)
	$(21)	$(25)

Loss of Affiliated Companies	$98	$(60)	Equity in Loss of Affiliated Companies
Income Taxes	(39)	24	Income Taxes (a)
	$59	$(36)

Losses from reclassifications for the period net of tax	$149	$58

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

SJI groups its nonutility operations into two categories: Energy Group and Energy Services. Energy Group includes wholesale energy, retail gas and other, and retail electric operations. Energy Services includes on-site energy production and appliance service operations.

Net Income for the three months ended June 30, 2015 increased $3.6 million to $13.3 million compared with the same period in 2014, primarily as a result of the following:

•
The income contribution from the wholesale energy operations at SJRG for the three months ended June 30, 2015 increased $14.5 million to $9.3 million due primarily to an approximately $8.9 million increase resulting from the change in unrealized gains and losses on derivatives used by the wholesale energy operations to mitigate natural gas commodity price risk, as discussed under Operating Revenues - Energy Group below, along with an approximately $5.6 million increase related to higher daily trading margins as discussed under "Gross Margin - Energy Group" below.

•
The income contribution from on-site energy production at Marina for the three months ended June 30, 2015 decreased $11.9 million to a loss of $1.7 million due primarily to the impact of a reduction in the carrying amount of an investment at one of Energenic's operating subsidiaries, of which Marina has a 50% equity interest (see Note 5 to the condensed consolidated financial statements). Also contributing to the decrease is lower investment tax credits due to a projected decrease in the credits available on renewable energy facilities as compared to the prior year.

Net Income for the six months ended June 30, 2015 increased $9.3 million to $66.8 million compared with the same period in 2014, primarily as a result of the following:

•
The income contribution from the wholesale energy operations at SJRG for the six months ended June 30, 2015 increased $15.7 million to $9.4 million due primarily to an approximately $21.6 million increase resulting from the change in unrealized gains and losses on derivatives used by the wholesale energy operations to mitigate natural gas commodity price risk, as discussed under Operating Revenues - Energy Group below, partially offset by an approximately $5.9 million decrease related to lower daily trading margins and lower storage volumes sold as discussed under "Gross Margin - Energy Group" below.

•
The income contribution from the gas utility operations at SJG for the six months ended June 30, 2015 increased $6.3 million to $47.8 million due primarily to the settlement of SJG's base rate case, continued investment in SJG's accelerated infrastructure programs and customer growth over the prior year.

•
The income contribution from on-site energy production at Marina for the six months ended June 30, 2015 decreased $14.4 million to $5.9 million due primarily to the impact of a reduction in the carrying amount of an investment at one of Energenic's operating subsidiaries, of which Marina has a 50% equity interest (see Note 5 to the condensed consolidated financial statements). Also contributing to the decrease is lower investment tax credits due to a projected decrease in the credits available on renewable energy facilities as compared to the prior year.

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

We define Economic Earnings as: Income from continuing operations, (a) less the change in unrealized gains and plus the change in unrealized losses, as applicable and in each case after tax, on all derivative transactions, (b) less realized gains and plus realized losses, as applicable and in each case after tax, on all commodity derivative transactions attributed to expected purchases of gas in storage to match the recognition of these gains and losses with the recognition of the related cost of the gas in storage in the period of withdrawal, and (c) less the impact of transactions or contractual arrangements where the true economic impact will be realized in a future period. With respect to the third part of the definition of Economic Earnings:

•
For the three and six months ended June 30, 2015 and 2014, Economic Earnings includes additional depreciation expense on a solar generating facility. During 2012 an impairment charge was recorded within Income from Continuing Operations on a solar generating facility which reduced its depreciable basis and recurring depreciation expense. This impairment charge was excluded from Economic Earnings and, therefore, the related reduction in depreciation expense is being added back.

•
For the three and six months ended June 30, 2015, Economic Earnings includes net losses of $2.3 million and $1.5 million (net of tax), respectively, from affiliated companies that were previously not included in Economic Earnings. These adjustments are the result of a reserve for uncollectible accounts recorded by an Energenic subsidiary that owns and operates a central energy center and energy distribution system for a hotel, casino and entertainment complex in Atlantic City, New Jersey (see Note 5 to the condensed consolidated financial statements). In prior periods this charge was being excluded from Economic Earnings until the total economic impact of the proceedings were realized. During the second quarter of 2015, the Company, through its investment in Energenic, reduced the carrying value of the investment in this project. As such, this charge is now being included in Economic Earnings for the three and six months ended June 30, 2015.

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

Economic Earnings for the three months ended June 30, 2015 decreased $8.1 million to $1.9 million compared with the same period in 2014 primarily as a result of the following:

•
Economic Earnings from on-site energy production at Marina for the three months ended June 30, 2015 decreased $14.5 million to a loss of $4.2 million due primarily to the impact of a reduction in the carrying amount of an investment at one of Energenic's operating subsidiaries, of which Marina has a 50% equity interest (see Note 5 to the condensed consolidated financial statements). Also contributing to the decrease is lower investment tax credits due to a projected decrease in the credits available on renewable energy facilities as compared to the prior year.

•
Economic Earnings from the wholesale energy operations at SJRG for the three months ended June 30, 2015 increased $5.6 million to $0.3 million due primarily to higher daily trading margins as discussed under "Gross Margin - Energy Group" below.

Economic Earnings for the six months ended June 30, 2015 decreased $15.4 million to $60.8 million compared with the same period in 2014 primarily as a result of the following:

•
Economic Earnings from on-site energy production at Marina for the six months ended June 30, 2015 decreased $16.3 million to $4.3 million due primarily to the impact of a reduction in the carrying amount of an investment at one of Energenic's operating subsidiaries, of which Marina has a 50% equity interest (see Note 5 to the condensed consolidated financial statements). Also contributing to the decrease is lower investment tax credits due to a projected decrease in the credits available on renewable energy facilities as compared to the prior year.

•
Economic Earnings from the wholesale energy operations at SJRG for the six months ended June 30, 2015 decreased $5.9 million to $5.3 million due primarily to lower daily trading margins and lower storage volumes sold as discussed under "Gross Margin - Energy Group" below.

•
Economic Earnings from the gas utility operations at SJG for the six months ended June 30, 2015 increased $6.3 million to $47.8 million due primarily to the settlement of SJG's base rate case, continued investment in SJG's accelerated infrastructure programs and customer growth over the prior year.

The following table presents a reconciliation of our income from continuing operations and earnings per share from continuing operations to Economic Earnings and Economic Earnings per share for the three and six months ended June 30 (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income from Continuing Operations	$13,341	$9,701	$67,194	$57,912
Minus/Plus:
Unrealized Mark-to-Market (Gains)/Losses on Derivatives	(9,200)	222	(4,890)	17,880
Realized (Gains)/Losses on Inventory Injection Hedges	7	98	37	420
Net Loss from Affiliated Companies (A)	(2,266)	—	(1,524)	—
Other (B)	(25)	(25)	(50)	(50)
Economic Earnings	$1,857	$9,996	$60,767	$76,162

Earnings per Share from Continuing Operations (C)	$0.19	$0.15	$0.98	$0.88
Minus/Plus:
Unrealized Mark-to-Market (Gains)/Losses on Derivatives	(0.13)	—	(0.07)	0.28
Net Loss from Affiliated Companies (A)	(0.03)	—	(0.02)	—
Economic Earnings per Share	$0.03	$0.15	$0.89	$1.16

The effect of derivative instruments not designated as hedging instruments under GAAP in the condensed consolidated statements of income (see Note 12 to the condensed consolidated financial statements) is as follows (gains (losses) in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gains (losses) on energy related commodity contracts	$14,685	$(195)	$7,978	$(28,796)
Gains (losses) on interest rate contracts	541	(91)	243	(305)
Total before income taxes	15,226	(286)	8,221	(29,101)
Income taxes (D)	(6,090)	117	(3,288)	11,888
Total after income taxes	9,136	(169)	4,933	(17,213)
Unrealized mark-to-market gains (losses) on derivatives held by affiliated companies, net of tax (D)	64	(53)	(43)	(667)
Total unrealized mark-to-market gains (losses) on derivatives	9,200	(222)	4,890	(17,880)
Realized losses on inventory injection hedges, net of tax (D)	(7)	(98)	(37)	(420)
Net Loss from Affiliated Companies (A)	2,266	—	1,524	—
Other (B)	25	25	50	50
Total reconciling items between income (losses) from continuing operations and economic earnings	$11,484	$(295)	$6,427	$(18,250)

(A) Resulting from a reserve for uncollectible accounts recorded by an Energenic subsidiary that owns and operates a central energy center and energy distribution system for a hotel, casino and entertainment complex in Atlantic City, New Jersey (see Note 5 to the condensed consolidated financial statements). In prior periods this charge was being excluded from Economic Earnings until the total economic impact of the proceedings were realized. During the second quarter of 2015, the Company, through its investment in Energenic, reduced the carrying value of the investment in this project. As such, this charge is now being included in Economic Earnings for the three and six months ended June 30, 2015.

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

The following tables summarize the composition of selected gas utility operations data for the three and six months ended June 30 (in thousands, except for degree day data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Utility Throughput – decatherms (dt):
Firm Sales -
Residential	2,535	2,830	17,289	16,018
Commercial	673	747	4,351	3,482
Industrial	37	33	265	190
Cogeneration & Electric Generation	402	245	496	555
Firm Transportation -
Residential	265	392	1,792	2,294
Commercial	967	1,081	4,372	4,532
Industrial	3,069	3,159	6,017	6,669
Cogeneration & Electric Generation	1,710	1,229	3,078	3,189

Total Firm Throughput	9,658	9,716	37,660	36,929

Interruptible Sales	17	—	20	—
Interruptible Transportation	319	338	652	706
Off-System Sales	2,157	1,088	6,621	3,518
Capacity Release	13,945	14,477	28,990	30,659

Total Throughput - Utility	26,096	25,619	73,943	71,812

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Utility Operating Revenues:
Firm Sales -
Residential	$42,376	$35,099	$212,585	$160,287
Commercial	9,701	9,119	47,110	37,450
Industrial	435	586	3,122	2,667
Cogeneration & Electric Generation	1,483	1,581	2,288	3,661
Firm Transportation -
Residential	2,350	2,697	10,827	12,855
Commercial	4,716	4,509	18,477	17,963
Industrial	5,269	6,184	11,600	12,974
Cogeneration & Electric Generation	1,088	1,248	2,996	3,574

Total Firm Revenues	67,418	61,023	309,005	251,431

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interruptible Sales	242	—	298	2
Interruptible Transportation	354	411	764	859
Off-System Sales	6,108	5,415	30,096	23,966
Capacity Release	1,350	1,952	2,658	2,848
Other	340	358	649	598
	75,812	69,159	343,470	279,704
Less: Intercompany Sales	(518)	(256)	(1,646)	(472)
Total Utility Operating Revenues	75,294	68,903	341,824	279,232
Less:
Cost of Sales - Utility (Excluding depreciation)	24,901	24,623	169,875	127,700
Conservation Recoveries*	4,861	4,951	17,124	15,718
RAC Recoveries*	2,280	2,022	4,561	4,043
EET Recoveries*	998	992	2,047	2,051
Revenue Taxes	208	175	787	611
Utility Margin**	$42,046	$36,140	$147,430	$129,109

Margin:
Residential	$23,419	$22,477	$114,103	$96,071
Commercial and Industrial	12,268	11,430	44,982	37,457
Cogeneration and Electric Generation	1,187	1,100	2,380	2,447
Interruptible	29	16	84	34
Off-System Sales & Capacity Release	507	467	2,078	1,120
Other Revenues	947	872	1,255	1,111
Margin Before Weather Normalization & Decoupling	38,357	36,362	164,882	138,240
CIP Mechanism	3,185	(409)	(18,396)	(9,419)
EET Mechanism	504	187	944	288
Utility Margin**	$42,046	$36,140	$147,430	$129,109

Degree Days:	415	476	3,340	3,262

*Represents expenses for which there is a corresponding credit in operating revenues.  Therefore, such recoveries have no impact on SJG's financial results.
**Utility Margin is further defined under the caption "Margin - Gas Utility Operations" below.

Throughput - Gas Utility Operations - Total gas throughput increased 0.5 MMdts and 2.1 MMdts during the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014. Firm throughput increased 0.7 MMdts, or 2.0%, during the first six months of 2015 as a result of weather that was 2.4% colder than the same period in the prior year. Also contributing to higher throughput was the addition of 6,405 customers over the last 12 months, representing 1.8% customer growth. Firm throughput was relatively flat during the second quarter of 2015 versus the same period in 2014, which is typical during the spring and summer months in the absence of heating demand. Off-System Sales (OSS) throughput increased 1.1 MMdts and 3.1 MMdts during the three and six months ended June 30, 2015, respectively. The increase in OSS was primarily related to opportunities created on the interstate pipeline as a result of extremely cold weather in the northeast region of the country during the first quarter of 2015. The increases in throughput noted above were offset by lower capacity release activity during the three and six months ended June 30, 2015 compared to the same period in the prior year, as higher demand for bundled OSS partially displaced the demand for only pipeline capacity.

Conservation Incentive Program (CIP) - Gas Utility Operations - The effects of the CIP on net income of the gas utility operations for the three and six months ended June 30, 2015 and 2014 and the associated weather comparisons are as follows ($’s in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Income Impact:
CIP – Weather Related	$1.7	$0.4	$(7.3)	$(5.7)
CIP – Usage Related	0.2	(0.7)	(3.6)	0.1
Total Net Income Impact	$1.9	$(0.3)	$(10.9)	$(5.6)

Weather Compared to 20-Year Average	20.7% Warmer	0.1% Warmer	14.7% Colder	13.4% Colder
Weather Compared to Prior Year	12.7% Warmer	3.9% Warmer	2.4% Colder	10.5% Colder

Operating Revenues  - Gas Utility Operations - Revenues increased $6.4 million and $62.6 million, or 9.3% and 22.4%, during the three and six months ended June 30, 2015, respectively, compared with the same periods in the prior year, after eliminating intercompany transactions, due to higher firm sales and OSS. Total firm revenue increased $6.4 million and $57.6 million in the three and six months ended June 30, 2015, respectively, as a result of the settlement of a base rate case and a 22.1% increase in SJG's rate for natural gas recoveries, both effective October 1, 2014. These two events increased revenue by approximately $4.9 million and $3.7 million, respectively, during the three months ended June 30, 2015, versus the same period in 2014; and by approximately $15.8 million and $34.9 million, respectively, during the six months ended June 30, 2015, versus the same period in 2014. While changes in the gas costs and Basic Gas Supply Service ("BGSS") recoveries fluctuate from period to period, SJG does not profit from the sale of the commodity. Therefore, fluctuations in Operating Revenue and Cost of Sales, such as those caused by the recovery of an incremental $34.9 million in gas costs during 2015, have no impact on SJG's profitability, as further discussed below under the caption "Margin-Gas Utility Operations". Also contributing to higher revenue were 2.4% colder weather and 6,405 additional customers compared with the same period in 2014, as previously discussed under "Throughput-Gas Utility Operations." While colder weather increased firm sales revenue significantly, the revenue increase has little impact on SJG profitability under the operation of the Conservation Incentive Program, as discussed under the captions "Conservation Incentive Program (CIP) - Gas Utility Operations" and "Margin - Gas Utility Operations."

Higher OSS unit sales volume, partially offset by lower unit prices, resulted in a $0.7 million and $6.1 million increase in OSS revenues during the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014. Extremely cold weather in the northeast region of the country led to greater demand during the first quarter of 2015, creating opportunity for SJG to increase revenue from such sales. However, the impact of changes in OSS activity does not have a material impact on the earnings of SJG, as SJG is required to return 85% of the profits of such activity to its ratepayers. Earnings from OSS can be seen in the "Margin" table above.

Operating Revenues - Energy Group -  Combined revenues for Energy Group, net of intercompany transactions, increased $37.8 million, or 78.6%, to $85.9 million, and $13.8 million, or 8.0%, to $187.8 million for the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014.

Revenues from retail gas operations at SJE, net of intercompany transactions, decreased $6.8 million, or 27.3%, and $20.4 million, or 26.8%, for the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014. Excluding the change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $0.1 million and $(1.4) million, revenues decreased $6.7 million, or 26.9%, and $21.8 million, or 28.5%, for the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014. The decrease in revenues for the three and six months ended June 30, 2015 compared with the same periods in 2014 was mainly due to a 43.4% and 41.5% decrease in the average monthly New York Mercantile Exchange (NYMEX) settle price, along with a 4.3% and 3.8% decrease in sales volumes compared with the same periods in 2014. Sales volumes totaled 5,247,321 and 5,480,375 dekatherms for the three months ended June 30, 2015 and 2014, respectively. and 13,623,071 and 14,166,835 dekatherms for the six months ended June 30, 2015 and 2014, respectively.

A summary of SJE's retail gas revenue is as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
SJE Retail Gas Revenue	$18.0	$24.8	$(6.8)	$55.9	$76.3	$(20.4)
Add: Unrealized Losses (Subtract: Unrealized Gains)	0.2	0.1	0.1	(1.1)	0.3	(1.4)
SJE Retail Gas Revenue, Excluding Unrealized Losses (Gains)	$18.2	$24.9	$(6.7)	$54.8	$76.6	$(21.8)

Revenues from retail electric operations at SJE, net of intercompany transactions, increased $8.4 million, or 32.1%, and decreased $1.8 million, or 2.8%, for the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $(0.6) million and $(0.8) million, revenues increased $7.8 million, or 29.1%, and decreased $2.6 million, or 4.0%, for the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014.

A summary of revenues from retail electric operations at SJE is as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
SJE Retail Electric Revenue	$34.7	$26.3	$8.4	$63.7	$65.5	$(1.8)
Add: Unrealized Losses (Subtract: Unrealized Gains)	(0.1)	0.5	(0.6)	(0.1)	0.7	(0.8)
SJE Retail Electric Revenue, Excluding Unrealized Losses (Gains)	$34.6	$26.8	$7.8	$63.6	$66.2	$(2.6)

The increase in revenues from retail electric operations at SJE as defined above for the three months ended June 30, 2015 compared with the same period in 2014 was mainly due to a 27.1% increase in sales volumes. The decrease in revenues from retail electric operations at SJE as defined above for the six months ended June 30, 2015 compared with the same period in 2014 was mainly due to a 14.1% decrease in the average monthly sales price, which was driven by a lower average Locational Marginal Price (LMP) per megawatt hour, partially offset by a 10.1% increase in sales volumes. SJE uses forward financial contracts to mitigate commodity price risk on fixed price electric contracts. In accordance with GAAP, the forward financial contracts are recorded at fair value, with changes in fair value recorded in earnings in the period of change. The related customer contracts are not considered derivatives and, therefore, are not recorded in earnings until the electricity is delivered. As a result, earnings are subject to volatility as the market price of the forward financial contracts change, even when the underlying hedged value of the customer contract is unchanged. Over time, gains or losses on the sale of the fixed price electric under contract will be offset by losses or gains on the forward financial contracts, resulting in the realization of the profit margin expected when the transactions were initiated. The retail electric operations at SJE serve both fixed and market-priced customers.

Revenues from wholesale energy operations at SJRG, net of intercompany transactions, increased $36.2 million and $36.3 million for the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $(14.4) million and $(34.6) million and adjusting for the change in realized gains and losses on all hedges attributed to inventory injection transactions of $(0.2) million and $(0.6) million to align them with the related cost of inventory in the period of withdrawal, revenues from the wholesale energy operations at SJRG increased $21.6 million and $1.1 million for the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014.

A summary of revenues from wholesale energy operations at SJRG is as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
SJRG Revenue	$33.1	$(3.1)	$36.2	$68.3	$32.0	$36.3
Add: Unrealized Losses (Subtract: Unrealized Gains)	(14.8)	(0.4)	(14.4)	(6.8)	27.8	(34.6)
Add: Realized Losses (Subtract: Realized Gains) on Inventory Injection Hedges	—	0.2	(0.2)	0.1	0.7	(0.6)
SJRG Revenue, Excluding Unrealized Losses (Gains) and Realized Losses (Gains) on Inventory Injection Hedges	$18.3	$(3.3)	$21.6	$61.6	$60.5	$1.1

The increase in revenues from the wholesale energy operations at SJRG as defined above for the three and six months ended June 30, 2015 compared with the same periods in 2014 was due mainly to revenues earned on a gas supply contract with an electric generation facility that began operations in the second half of 2014. Partially offsetting the six month comparative period change was a 31% decrease in storage volumes sold. As discussed in Note 1 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K for the year ended December 31, 2014, revenues and expenses related to the energy trading activities of the wholesale energy operations at SJRG are presented on a net basis in Operating Revenues – Nonutility on the condensed consolidated income statement.

Operating Revenues - Energy Services -  Combined revenues for Energy Services, net of intercompany transactions, increased $0.2 million, or 1.4%, to $16.5 million, and $0.7 million, or 2.4%, to $31.0 million for the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014.
Revenues from on-site energy production at Marina, net of intercompany transactions, did not change significantly for the three months ended June 30, 2015 compared with the same period in 2014. Revenues from on-site energy production at Marina, net of intercompany transactions, increased $1.0 million for the six months ended June 30, 2015 compared with the same period in 2014 primarily due to several new renewable energy projects that began operations over the past twelve months.

Revenues from appliance service operations at SJESP, net of intercompany transactions, did not change significantly for the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014.

Margin - Gas Utility Operations - The gas utility operations margin is defined as natural gas revenues less natural gas costs, regulatory rider expenses and related volumetric and revenue based energy taxes. SJG believes that margin provides a more meaningful basis for evaluating utility operations than revenues since natural gas costs, regulatory rider expenses and related energy taxes are passed through to customers and, therefore, have no effect on margin. Natural gas costs are charged to operating expenses on the basis of therm sales at the prices approved by the New Jersey Board of Public Utilities (BPU) through SJG’s BGSS clause.

Total margin increased $5.9 million and $18.3 million, or 16.3% and 14.2%, for the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014. The increases are primarily due to increases in rates as a result of the settlement of SJG's base rate case effective October 1, 2014 which increased margin by approximately $4.9 million and $15.8 million for the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014. In addition, SJG added 6,405 customers over the 12-month period ended June 30, 2015, contributing approximately $0.6 million and $1.8 million in additional margin during the three and six months ended June 30, 2015, respectively, compared with the same periods of 2014.

The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. As reflected in the margin and CIP tables above, the CIP mechanism protected $3.2 million, or $1.9 million after taxes, for the three month period ended June 30, 2015, that would have been lost due to lower customer usage primarily as a result of warmer weather during the period. The impact of the CIP mechanism on net income for the three month period ended June 30, 2014 was not significant.

The CIP mechanism reduced margin by $18.4 million, or $10.9 million after taxes, and $9.4 million, or $5.6 million after taxes, during the six month periods ended June 30, 2015 and 2014, respectively, primarily due to weather that was colder than average.

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

Gross Margin - Energy Group - For the three and six months ended June 30, 2015, combined gross margins for Energy Group increased $26.1 million to $21.3 million and $29.3 million to $30.2 million, respectively, compared with the same periods in 2014. These changes were primarily due to the following:

•
Gross margin from SJE’s retail gas and other operations increased $0.3 million to $1.5 million and $1.2 million to $5.8 million for the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014. Excluding the change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $0.1 million and $(1.4) million, gross margin increased $0.4 million and decreased $0.2 million for the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014. These three and six month comparative period changes were not significant. Excluding the impact of the unrealized gains/losses discussed above, gross margin as a percentage of Operating Revenues did not change significantly for the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014.

•
Gross margin from SJE’s retail electric operations increased $1.2 million to $1.5 million and $1.0 million to $2.6 million for the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $(0.6) million and $(0.8) million, gross margins increased $0.6 million and $0.2 million for the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014. These three and six month comparative period changes were not significant. Excluding the impact of the unrealized gains/losses discussed above, gross margin as a percentage of Operating Revenues did not change significantly for the three and six months ended June 30, 2015 compared with the same periods in 2014.

•
Gross margin from the wholesale energy operations at SJRG increased $24.6 million to $18.4 million and $27.2 million to $21.9 million for the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $(14.4) million and $(34.6) million and adjusting for the change in realized gains and losses on all hedges attributed to inventory injection transactions of $(0.2) million and $(0.6) million to align them with the related cost of inventory in the period of withdrawal as discussed above, gross margin for the wholesale energy operations at SJRG increased $10.0 million and decreased $8.0 million for the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014. The increase in gross margin for the three months ended June 30, 2015 compared with the same period in 2014 was due mainly to higher margins on daily energy trading activities. The decrease in gross margin for the six months ended June 30, 2015 compared with the same period in 2014 was due mainly to lower margins on daily energy trading activities in the first quarter of 2015, along with a decrease in storage volumes sold.

The wholesale energy operations at SJRG expects to continue to add incremental margin from marketing and related opportunities in the Marcellus region, capitalizing on its established presence in the area. Future margins could fluctuate significantly due to the volatile nature of wholesale gas prices. As of June 30, 2015, the wholesale energy operations had 9.2 Bcf of storage and 456,898 dts/day of transportation under contract.

Gross Margin - Energy Services - For the three and six months ended June 30, 2015, combined gross margins for Energy Services increased $0.3 million to $15.0 million and $1.9 million to $25.8 million, respectively, compared with the same periods in 2014. These changes were primarily due to the following:

•
Gross margin from on-site energy production at Marina increased $0.4 million to $13.8 million and $2.0 million to $23.6 million for the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014. Gross margin as a percentage of Operating Revenues increased 1.8 and 4.5 percentage points for the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014 mainly due to several new higher margin renewable energy projects that began operations over the past twelve months.

•	Gross margin from appliance service operations at SJESP did not change significantly for the three and six months ended June 30, 2015 compared with the same periods in 2014.

Operating Expenses - A summary of net changes in operations expense for the three and six months ended June 30, follows (in thousands):

	Three Months Ended June 30, 2015 vs. 2014	Six Months Ended June 30, 2015 vs. 2014
Gas Utility Operations	$1,839	$4,885
Nonutility:
Energy Group:
Wholesale Energy Operations	827	1,415
Retail Gas and Other Operations	124	(226)
Retail Electric Operations	19	52
Subtotal Energy Group	970	1,241
Energy Services:
On-Site Energy Production	573	123
Appliance Service Operations	(29)	(41)
Subtotal Energy Services	544	82
Total Nonutility	1,514	1,323
Intercompany Eliminations and Other	(203)	(547)
Total Operations Expense	$3,150	$5,661

Operations - Gas utility operations expense increased $1.8 million and $4.9 million for the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014.  This increase is primarily due to increased spending under the New Jersey Clean Energy Program and Energy Efficiency Programs. Such costs are recovered on a dollar-for-dollar basis; therefore, the gas utility operations experienced an offsetting increase in revenues during the periods. In addition, SJG increased its reserve for uncollectible accounts, which was the result of fluctuations in levels of customer accounts receivable balances. Accounts receivable was higher as of June 30, 2015 due to higher customer billing rates, as approved by the BPU effective October 1, 2014, in addition to customer growth over the 12-month period ended June 30, 2015.

Nonutility operations expense increased $1.5 million and $1.3 million for the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014 primarily due to additional personnel, governance and compliance costs incurred to support continued growth.

Maintenance - Maintenance expense increased $0.7 million and $1.5 million during the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014 primarily due to the BPU-approved amortization and recovery of previously deferred maintenance costs, primarily those associated with a federally mandated pipeline integrity management program. These amortizations are being recovered through an offsetting amount in revenues.

Depreciation - Depreciation increased $1.9 million and $3.8 million during the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014 due primarily to the increased investment in property, plant and equipment by the gas utility operations of SJG and on-site energy production at Marina.

Energy and Other Taxes - The change in energy and other taxes for the three and six months ended June 30, 2015 compared with the same periods in 2014 was not significant.

Other Income and Expense - Other income and expense decreased $1.2 million for both the three and six months ended June 30, 2015 compared with the same periods in 2014 due primarily to a settlement of litigation at SJEX in the second quarter of 2014 that did not recur in 2015.

Interest Charges – Interest charges increased $0.6 million and $2.1 million for the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014 primarily due to higher amounts of long-term debt outstanding at SJI and SJG, along with lower capitalization of interest costs on construction at the gas utility operations of SJG during 2015. This was a result of the roll-in of capital investments under SJG's Accelerated Infrastructure Replacement Program (AIRP) into base rates effective October 1, 2014, a lower allowance for debt funds used during construction as a result of placing two major technology systems in service during the fourth quarter of 2014, and weather-related construction delays during the first quarter of 2015. AIRP investments are approved by the BPU to accrue interest on construction until such time they are rolled into base rates.

Income Taxes – Income tax benefit decreased $6.2 million for the three months ended June 30, 2015 compared with the same period in 2014. Income tax expense increased $11.0 million for the six months ended June 30, 2015 compared with the same period in 2014. These comparative period changes were due primarily to higher income before income taxes, along with a higher effective tax rate due to a projected decrease in the investment tax credits available on renewable energy facilities at Marina in 2015 as compared to 2014.

Equity in Loss of Affiliated Companies – Equity in loss of affiliated companies increased $14.9 million and $16.8 million for the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014 due primarily to the reduction in the carrying amount of an investment in the Energenic subsidiaries that operate the central energy center for a hotel, casino and entertainment complex in Atlantic City, New Jersey (see Note 5 to the condensed consolidated financial statements).

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

Cash Flows from Operating Activities — Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $102.1 million and $89.7 million in the first six months of 2015 and 2014, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries.  Operating activities in the first six months of 2015 produced more net cash than the same period in 2014 primarily as a result of higher collections of gas costs under the BGSS at the utility that were deferred in 2014 as a result of the extremely cold weather experienced during the 2014 winter. This benefit was partially offset by a $15.0 million pension contribution made by SJI as a result of a decline in the discount rate and new mortality tables released at the end of 2014, both of which negatively impacted the funding status of the pension plans. No such contribution was made in 2014. The Company strives to keep its pension plans fully funded. When factors such as lesser than expected asset performance and/or declining discount rates negatively impact the funding status of the plans, the Company increases its contributions to supplant that funding shortfall.

Cash Flows from Investing Activities — SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. Net cash outflows for investing activities, which are primarily construction projects, for the first six months of 2015 and 2014 amounted to $145.7 million and $128.3 million, respectively. We estimate the net cash outflows for investing activities for fiscal years 2015, 2016 and 2017 at SJI to be approximately $373.4 million, $397.4 million and $434.3 million, respectively. The high level of investing activities for 2015, 2016 and 2017 is due to a combination of the AIRP and a major pipeline project to support an electric generation facility, both at SJG.  Also contributing to the high level of investing activities are anticipated solar projects at Marina and SJI Midstream investments. The Company expects to use short-term borrowings under lines of credit from commercial banks and the commercial paper program to finance these investing activities as incurred. From time to time, the Company may refinance the short-term debt with long-term debt.

In support of its risk management activities, the Company is required to maintain margin accounts with selected counterparties as collateral for its forward contracts, swap agreements, options contracts and futures contracts. These margin accounts are included in Restricted Investments or Margin Account Liability, depending upon the value of the related contracts (the change in the Margin Account Liability is reflected in cash flows from Operating Activities) on the condensed consolidated balance sheets. The required amount of restricted investments changes on a daily basis due to fluctuations in the market value of the related outstanding contracts and is difficult to predict. Margin posted by the Company decreased by $12.6 million in the first six months of 2015, compared with a decrease of $3.3 million in the same period of 2014.

During the first six months of 2015 and 2014, the Company received net repayments from unconsolidated affiliates of $1.3 million and $3.7 million, respectively.

In June 2015, SJG advanced $10.0 million to a not-for-profit organization formed to spur economic development in Atlantic City, New Jersey. The Note bears interest at 1.0% for an initial term of six months, with borrower’s option to extend the term for two additional terms of three months each. SJG holds a first lien security interest on land in Atlantic City as collateral against this Note.

Cash Flows from Financing Activities — Short-term borrowings from the commercial paper program and lines of credit from commercial banks are used to supplement cash flows from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, short-term debt incurred to finance capital expenditures is refinanced with long-term debt.

Credit facilities and available liquidity as of June 30, 2015 were as follows (in thousands):

Company	Total Facility	Usage	Available Liquidity	Expiration Date
SJG:
Commercial Paper Program/Revolving Credit Facility	$200,000	$127,600	$72,400	May 2018
Uncommitted Bank Lines	10,000	—	10,000	Various

Total SJG	210,000	127,600	82,400

SJI:

Revolving Credit Facility	400,000	251,500	148,500	February 2018 (A)

Total SJI	400,000	251,500	148,500

Total	$610,000	$379,100	$230,900

(A) Includes letters of credit outstanding in the amount of $13.1 million.

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary the SJI facilities can also be used to support SJG’s liquidity needs. All committed facilities contain one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreements), measured on a quarterly basis. SJI and SJG were in compliance with these covenants as of June 30, 2015. Borrowings under these credit facilities are at market rates. The weighted average borrowing cost, which changes daily, was 0.96% and 1.16% at June 30, 2015 and 2014, respectively.  Average borrowings outstanding under these credit facilities, not including letters of credit, during the six months ended June 30, 2015 and 2014 were $274.3 million and $320.2 million, respectively. The maximum amounts outstanding under these credit facilities, not including letters of credit, during the six months ended June 30, 2015 and 2014 were $368.1 million and $390.7 million, respectively. Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business’ future liquidity needs.

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

The Company did not issue any long-term debt during the six months ended June 30, 2015.

In June 2015, the Company redeemed at maturity $64.0 million aggregate principal amount of 2.39% Senior Notes.

SJI raises equity capital through its Dividend Reinvestment Plan (DRP). Participants in SJI's DRP receive newly issued shares. Shares of common stock offered by the DRP have been issued directly by SJI from its authorized but unissued shares of common stock. SJI raised $3.6 million and $17.1 million of equity capital through the DRP during the six months ended June 30, 2015 and 2014, respectively.

SJI’s capital structure was as follows:

	As of June 30, 2015	As of December 31, 2014
Equity	42.5%	42.6%
Long-Term Debt	41.5%	46.2%
Short-Term Debt	16.0%	11.2%
Total	100.0%	100.0%

SJI has paid dividends on its common stock for 64 consecutive years and has increased that dividend each year for the last fifteen years.  The Company's goal is to grow that dividend by at least 6% to 7% per year and has a targeted payout ratio of between 50% and 60% of Economic Earnings.  In setting the dividend rate, the Board of Directors of SJI considers future earnings expectations, payout ratio, and dividend yield relative to those at peer companies, as well as returns available on other income-oriented investments.  However, there can be no assurance that the Company will be able to continue to increase the dividend, meet the targeted payout ratio or pay a dividend at all in the future.

COMMITMENTS AND CONTINGENCIES:

Environmental Remediation - Costs for remediation projects, net of insurance reimbursements, for the first six months of 2015 and 2014 amounted to net cash outflows of $4.9 million and $2.9 million, respectively. Total net cash outflows for remediation projects are expected to be $23.5 million, $34.9 million and $26.3 million for 2015, 2016 and 2017, respectively.  As discussed in Notes 10 and 15 to the Consolidated Financial Statements in Item 8 of SJI’s 10-K for the year ended December 31, 2014, certain environmental costs are subject to recovery from insurance carriers and ratepayers.

Standby Letters of Credit - As of June 30, 2015, SJI provided $13.1 million of standby letters of credit through its revolving credit facility to enable SJE to market retail electricity and for various construction and operating activities. The Company also provided $87.6 million of additional letters of credit under separate facilities outside of the revolving credit facility to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system and to finance Marina's initial thermal plant project.

Contractual Obligations - There were no significant changes to the Company’s contractual obligations described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K for the year ended December 31, 2014, except for (a) commodity supply purchase obligations, which increased approximately $162.7 million in total since December 31, 2014 due to the addition of a 15-year gas supply contract scheduled to begin in September 2015 at SJG; and (b) construction obligations, which increased $39.6 million in total since December 31, 2014 due to solar projects entered into at Marina.

Off-Balance Sheet Arrangements – An off-balance sheet arrangement is any contractual arrangement involving an unconsolidated entity under which the Company has either made guarantees, or has certain other interests or obligations.

The Company has recorded a liability of $0.6 million which is included in Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the condensed consolidated balance sheets as of June 30, 2015 for the fair value of the following guarantees:

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

•
In December 2013, SJI entered into agreements to guarantee certain obligations of WCLE, SC Landfill Energy, LLC, SX Landfill Energy, LLC, FC Landfill Energy, LLC, and AC Landfill Energy, LLC (collectively, the "Landfills"), unconsolidated joint ventures in which Marina has a 50% equity interest through Energenic. The Landfills have entered into long-term debt agreements which run through 2020. Although unlikely, SJI could be liable through the guarantees for 50% of the outstanding debt along with any interest related to the debt in the event the Landfills do not meet minimum specified levels of operating performance and no mitigating action is taken, or the Landfills are unable to meet certain financial obligations as they become due. As of June 30, 2015, 50% of the currently outstanding debt is $8.4 million.

•
In May 2012, UMM Energy Partners, LLC (UMM), a wholly-owned subsidiary of Energenic, in which Marina has a 50% equity interest, entered into a 30-year contract with a public university to build, own and operate a combined heating, cooling and power system for its main campus in New Jersey. The system commenced commercial operations in September 2013. SJI has guaranteed certain obligations of UMM under the operating and lease agreements between UMM and the university, for the terms of the agreements, commencing with the first year of operations. As of June 30, 2015, SJI has guaranteed up to $2.4 million. This amount is adjusted each year based upon the Consumer Price Index. SJI and its partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees. SJI holds variable interests in UMM but is not the primary beneficiary.

•
As of June 30, 2015, SJI had issued $5.9 million of parental guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable our subsidiary to market retail natural gas.

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

In June 2014 the parent company of the hotel, casino and entertainment complex filed petitions in U. S. Bankruptcy Court to facilitate a sale of substantially all of its assets. The complex ceased normal business operations in September 2014. Energenic subsidiaries continued to provide limited energy services to the complex during the shutdown period under a temporary agreement with the trustee. The hotel, casino and entertainment complex was sold in April 2015. The Energenic subsidiaries are currently providing limited services to the complex under a short-term agreement with the new owner. However, the Energenic subsidiaries have not been able to secure a permanent or long-term energy services agreement with the new owner.

As a result, management of the Company and Energenic have evaluated the carrying value of the investment in this project and a related note receivable. Based on the current situation, the Company recorded a $7.7 million (net of tax) non-cash charge to earnings during the three months ended June 30, 2015 due to the reduction in the carrying value of the investment in this project recorded by Energenic. This charge is included in Equity in Loss of Affiliated Companies on the condensed consolidated statements of income.

As of June 30, 2015, the Company, through its investment in Energenic, had a remaining net asset of approximately $2.2 million included in Investment in Affiliates on the condensed consolidated balance sheets related to this project. In addition, the Company had approximately $13.9 million included in Notes Receivable - Affiliate on the condensed consolidated balance sheets, due from Energenic, which is secured by certain assets of the central energy center. This note is subject to a reimbursement agreement that secures reimbursement for the Company, from its joint venture partner, of a proportionate share of any amounts that are not repaid.

Management will continue to monitor the situation surrounding the complex and will evaluate the carrying value of the investment and the note receivable as future events occur.

Pending Litigation — The Company is subject to claims arising in the ordinary course of business and other legal proceedings. The Company has been named in, among other actions, certain product liability claims related to our former sand mining subsidiary. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $3.0 million and $2.9 million related to all claims in the aggregate as of June 30, 2015 and December 31, 2014, respectively. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

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

SJI has entered into certain contracts to buy, sell, and transport natural gas and to buy and sell retail electricity. SJI recorded a net pre-tax gain (loss) of $14.7 million and $(0.2) million in earnings during the three months ended June 30, 2015 and 2014, respectively, and a net pre-tax gain (loss) of $8.0 million and $(28.8) million during the six months ended June 30, 2015 and 2014, respectively, which are included with realized gains and losses in Operating Revenues — Nonutility.

The fair value and maturity of these energy-related contracts determined under the mark-to-market method as of June 30, 2015 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 -3 Years	Maturity Beyond 3 Years	Total
Prices actively quoted	$5,504	$383	$—	$5,887
Prices provided by other external sources	33,709	5,254	168	39,131
Prices based on internal models or other valuation methods	34,665	13,090	310	48,065

Total	$73,878	$18,727	$478	$93,083

Liabilities
Source of Fair Value	Maturity <1 Year	Maturity 1 -3 Years	Maturity Beyond 3Years	Total
Prices actively quoted	$19,892	$4,758	$34	$24,684
Prices provided by other external sources	38,813	697	—	39,510
Prices based on internal models or other valuation methods	34,209	15,868	532	50,609

Total	$92,914	$21,323	$566	$114,803

•
NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Volumes of our NYMEX contracts included in the table above under "Prices actively quoted" are 17.3 million dekatherms (dts) with a weighted average settlement price of $3.52 per dt.

•
Basis represents the differential to the NYMEX natural gas futures contract for delivering gas to a specific location Volumes of our basis contracts, along with volumes of our discounted index related purchase and sales contracts included in the table above under "Prices provided by other external sources" and "Prices based on internal models or other valuation methods" are 274.7 million dts with a weighted average settlement price of $(1.16) per dt.

•
Fixed Price Gas Daily represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Volumes of our Fixed Price Gas Daily contracts included in the table above under "Prices provided by other external sources" are 5.0 million dts with a weighted average settlement price of $3.06 per dt.

•
Volumes of electric included in the table above under "Prices based on internal models or other valuation methods" are less than 0.1 million mwh with a weighted average settlement price of $45.31 per mwh.

A reconciliation of SJI’s estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Liabilities, January 1, 2015	$(30,397)
Contracts Settled During Six Months Ended June 30, 2015, Net	22,625
Other Changes in Fair Value from Continuing and New Contracts, Net	(13,948)

Net Derivatives — Energy Related Liabilities, June 30, 2015	$(21,720)

Interest Rate Risk — Our exposure to interest-rate risk relates to short-term and long-term variable-rate borrowings. Variable-rate debt outstanding, including short-term and long-term debt, at June 30, 2015 was $542.4 million and averaged $516.5 million during the first six months of 2015. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $3.1 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2014 - 1 b.p. decrease; 2013 - 16 b.p. decrease; 2012 - 9 b.p. decrease; 2011 - 33 b.p. increase; and 2010 – 13 b.p. decrease.  At June 30, 2015, our average interest rate on variable-rate debt was 1.01%.

We typically issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable rate, long-term debt. As of June 30, 2015, the interest costs on $697.4 million of our long-term debt was either at a fixed rate or hedged via an interest rate derivative.

As of June 30, 2015, SJI’s active interest rate swaps were as follows:

Amount	Fixed Interest Rate	Start Date	Maturity	Type	Obligor
$14,500,000	3.905%	3/17/2006	1/15/2026	Tax-exempt	Marina
$500,000	3.905%	3/17/2006	1/15/2026	Tax-exempt	Marina
$330,000	3.905%	3/17/2006	1/15/2026	Tax-exempt	Marina
$7,100,000	4.895%	2/1/2006	2/1/2016	Taxable	Marina
$12,500,000	3.430%	12/1/2006	2/1/2036	Tax-exempt	SJG
$12,500,000	3.430%	12/1/2006	2/1/2036	Tax-exempt	SJG

Credit Risk - As of June 30, 2015, approximately $8.0 million, or 8.6%, of the current and noncurrent Derivatives – Energy Related Assets are transacted with one counterparty. This counterparty has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assigned to SJI in the event of default by the counterparty.

As of June 30, 2015, SJRG had $104.1 million of Accounts Receivable under sales contracts. Of that total, 83.3% were with regulated utilities or companies rated investment-grade or guaranteed by an investment-grade-rated parent or were with companies where we have a collateral arrangement or insurance coverage. The remainder of the Accounts Receivable were within approved credit limits.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2015. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company are effective.

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act, during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101
The following financial statements from South Jersey Industries’ Quarterly Report on Form 10-Q for the three and six months ended June 30, 2015, filed with the Securities and Exchange Commission on August 7, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Balance Sheets and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

SOUTH JERSEY INDUSTRIES, INC.
(Registrant)

Dated:	August 7, 2015	By:	/s/ Stephen H. Clark
Stephen H. Clark
Chief Financial Officer