Form 10-Q
period 2015-09-30
SOUTH JERSEY INDUSTRIES INC
filed 2015-11-05
CIK 91928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of November 2, 2015 there were 69,294,447 shares of the registrant’s common stock outstanding.

Item 1. Unaudited Condensed Consolidated Financial Statements

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Three Months Ended September 30,
	2015	2014
Operating Revenues:
Utility	$57,507	$60,756
Nonutility	83,555	61,671
Total Operating Revenues	141,062	122,427
Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	21,808	23,205
- Nonutility	77,316	52,868
Operations	33,150	29,939
Maintenance	4,188	3,275
Depreciation	18,422	16,057
Energy and Other Taxes	1,231	1,196
Total Operating Expenses	156,115	126,540
Operating Loss	(15,053)	(4,113)

Other Income and Expense	2,241	3,419
Interest Charges	(8,107)	(6,768)
Loss Before Income Taxes	(20,919)	(7,462)
Income Taxes	10,968	8,325
Equity in Loss of Affiliated Companies	(2,581)	(5,139)
Loss from Continuing Operations	(12,532)	(4,276)
Loss from Discontinued Operations - (Net of tax benefit)	(91)	(120)
Net Loss	$(12,623)	$(4,396)

Basic Earnings Per Common Share:
Continuing Operations	$(0.18)	$(0.07)
Discontinued Operations	—	—
Basic Earnings Per Common Share	$(0.18)	$(0.07)

Average Shares of Common Stock Outstanding - Basic	68,607	66,332

Diluted Earnings Per Common Share:
Continuing Operations	$(0.18)	$(0.07)
Discontinued Operations	—	—
Diluted Earnings Per Common Share	$(0.18)	$(0.07)

Average Shares of Common Stock Outstanding - Diluted	68,607	66,332

Dividends Declared Per Common Share	$0.25	$0.24

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements. All share and per share amounts were adjusted for all periods presented for the 2-for-1 stock split, effected in the form of a stock dividend, effective on May 8, 2015. See Note 1.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Nine Months Ended September 30,
	2015	2014
Operating Revenues:
Utility	$399,332	$339,988
Nonutility	302,393	265,911
Total Operating Revenues	701,725	605,899
Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	191,683	150,905
- Nonutility	240,093	232,253
Operations	108,813	99,941
Maintenance	12,114	9,715
Depreciation	52,671	46,543
Energy and Other Taxes	4,693	4,390
Total Operating Expenses	610,067	543,747
Operating Income	91,658	62,152

Other Income and Expense	7,522	9,972
Interest Charges	(24,182)	(20,698)
Income Before Income Taxes	74,998	51,426
Income Taxes	(2,366)	5,966
Equity in Loss of Affiliated Companies	(17,970)	(3,756)
Income from Continuing Operations	54,662	53,636
Loss from Discontinued Operations - (Net of tax benefit)	(441)	(513)
Net Income	$54,221	$53,123

Basic Earnings Per Common Share:
Continuing Operations	$0.80	$0.81
Discontinued Operations	(0.01)	—
Basic Earnings Per Common Share	$0.79	$0.81

Average Shares of Common Stock Outstanding - Basic	68,491	65,932

Diluted Earnings Per Common Share:
Continuing Operations	$0.80	$0.81
Discontinued Operations	(0.01)	—
Diluted Earnings Per Common Share	$0.79	$0.81

Average Shares of Common Stock Outstanding - Diluted	68,689	66,082

Dividends Declared per Common Share	$0.75	$0.71

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements. All share and per share amounts were adjusted for all periods presented for the 2-for-1 stock split, effected in the form of a stock dividend, effective on May 8, 2015. See Note 1.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended September 30,
	2015	2014
Net Loss	$(12,623)	$(4,396)

Other Comprehensive Loss, Net of Tax:*

Unrealized Loss on Available-for-Sale Securities	(177)	(613)
Unrealized Gain on Derivatives - Other	52	66
Other Comprehensive (Loss) Income of Affiliated Companies	(96)	63

Other Comprehensive Loss - Net of Tax*	(221)	(484)

Comprehensive Loss	$(12,844)	$(4,880)

	Nine Months Ended September 30,
	2015	2014
Net Income	$54,221	$53,123

Other Comprehensive Income (Loss), Net of Tax:*

Unrealized Loss on Available-for-Sale Securities	(153)	(397)
Unrealized Gain on Derivatives - Other	171	198
Other Comprehensive Loss of Affiliated Companies	(132)	(37)

Other Comprehensive Loss - Net of Tax*	(114)	(236)

Comprehensive Income	$54,107	$52,887

* For 2015, determined using a combined average statutory tax rate of 40%. For 2014, determined using a combined statutory tax rate of 41%.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Nine Months Ended September 30,
	2015	2014
Net Cash Provided by Operating Activities	$151,886	$109,042

Cash Flows from Investing Activities:
Capital Expenditures	(234,550)	(203,918)
Purchase of Available for Sale Securities	(6,059)	—
Net Proceeds from Sale of (Purchase of) Restricted Investments in Margin Account	22,947	(4,815)
Net Sale of Restricted Investments from Escrowed Loan Proceeds	101	—
Investment in Long-Term Receivables	(13,784)	(4,881)
Proceeds from Long-Term Receivables	6,556	5,075
Notes Receivable	(9,919)	—
Purchase of Company-Owned Life Insurance	(1,764)	(1,172)
Investment in Affiliate	(6,099)	—
Advances on Notes Receivable - Affiliate	(2,163)	(3,472)
Repayment of Notes Receivable - Affiliate	3,835	4,761

Net Cash Used in Investing Activities	(240,899)	(208,422)

Cash Flows from Financing Activities:
Net Borrowings from (Repayments of) Short-Term Credit Facilities	105,700	(204,500)
Proceeds from Issuance of Long-Term Debt	80,000	329,000
Principal Repayments of Long-Term Debt	(74,100)	(21,000)
Payments for Issuance of Long-Term Debt	(8)	(2,159)
Dividends on Common Stock	(34,397)	(31,121)
Proceeds from Sale of Common Stock	9,705	29,125

Net Cash Provided by Financing Activities	86,900	99,345

Net Decrease in Cash and Cash Equivalents	(2,113)	(35)
Cash and Cash Equivalents at Beginning of Period	4,171	3,818

Cash and Cash Equivalents at End of Period	$2,058	$3,783

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	September 30, 2015	December 31, 2014
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$2,151,526	$2,002,966
Accumulated Depreciation	(431,327)	(413,597)
Nonutility Property and Equipment, at cost	691,565	622,079
Accumulated Depreciation	(100,218)	(77,345)

Property, Plant and Equipment - Net	2,311,546	2,134,103

Investments:
Available-for-Sale Securities	14,371	8,922
Restricted	43,365	65,451
Investment in Affiliates	53,237	68,351

Total Investments	110,973	142,724

Current Assets:
Cash and Cash Equivalents	2,058	4,171
Accounts Receivable	213,113	251,892
Unbilled Revenues	22,035	62,608
Provision for Uncollectibles	(10,320)	(7,910)
Notes Receivable	9,919	—
Notes Receivable - Affiliate	13,765	14,657
Natural Gas in Storage, average cost	53,263	63,246
Materials and Supplies, average cost	1,937	2,125
Deferred Income Taxes - Net	67,421	57,748
Prepaid Taxes	17,303	14,106
Derivatives - Energy Related Assets	60,536	85,368
Other Prepayments and Current Assets	27,904	18,686

Total Current Assets	478,934	566,697

Regulatory and Other Noncurrent Assets:
Regulatory Assets	339,192	357,160
Derivatives - Energy Related Assets	17,138	13,905
Unamortized Debt Issuance Costs	8,813	9,795
Notes Receivable - Affiliate	36,019	36,799
Contract Receivables	26,081	19,236
Notes Receivable	7,882	7,882
Other	62,930	61,124

Total Regulatory and Other Noncurrent Assets	498,055	505,901

Total Assets	$3,399,508	$3,349,425

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	September 30, 2015	December 31, 2014
Capitalization and Liabilities
Equity:
Common Stock	$85,909	$85,418
Premium on Common Stock	449,792	438,384
Treasury Stock (at par)	(290)	(330)
Accumulated Other Comprehensive Loss	(30,372)	(30,258)
Retained Earnings	441,789	439,218

Total Equity	946,828	932,432

Long-Term Debt	937,391	859,491

Total Capitalization	1,884,219	1,791,923

Current Liabilities:
Notes Payable	351,400	245,700
Current Portion of Long-Term Debt	77,909	149,909
Accounts Payable	189,122	272,998
Customer Deposits and Credit Balances	20,886	17,958
Environmental Remediation Costs	46,307	30,430
Taxes Accrued	2,353	2,328
Derivatives - Energy Related Liabilities	86,793	109,744
Dividends Payable	17,268	—
Interest Accrued	6,121	7,088
Pension Benefits	1,515	1,550
Other Current Liabilities	7,287	12,480

Total Current Liabilities	806,961	850,185

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	350,062	344,520
Investment Tax Credits	37	149
Pension and Other Postretirement Benefits	103,046	115,373
Environmental Remediation Costs	82,575	97,742
Asset Retirement Obligations	43,055	42,502
Derivatives - Energy Related Liabilities	23,490	19,926
Derivatives - Other	11,518	10,732
Regulatory Liabilities	62,461	41,899
Finance Obligation	18,912	19,659
Other	13,172	14,815

Total Deferred Credits and Other Noncurrent Liabilities	708,328	707,317

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$3,399,508	$3,349,425

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

 Notes to Unaudited Condensed Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

GENERAL - South Jersey Industries, Inc. (SJI or the Company) currently provides a variety of energy-related products and services primarily through the following subsidiaries:

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

REVENUE AND THROUGHPUT-BASED TAXES — SJG collects certain revenue-based energy taxes from its customers. Such taxes include New Jersey State Sales Tax and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. The PUA is included in both utility revenue and energy and other taxes and totaled $0.2 million for each of the three months ended September 30, 2015 and 2014, and $1.0 million and $0.8 million for the nine months ended September 30, 2015 and 2014, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS - SJI reviews the carrying amount of long-lived assets for possible impairment whenever events or changes in circumstances indicate that such amounts may not be recoverable. For the nine months ended September 30, 2015 and 2014, no impairments were identified.

GAS EXPLORATION AND DEVELOPMENT - The Company capitalizes all costs associated with gas property acquisition, exploration and development activities under the full cost method of accounting. Capitalized costs include costs related to unproved properties, which are not amortized until proved reserves are found or it is determined that the unproved properties are impaired. All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. No impairment charges were recorded during the nine months ended September 30, 2015 or 2014. As of both September 30, 2015 and December 31, 2014, $8.9 million related to interests in proved and unproved properties in Pennsylvania, net of amortization, is included with Nonutility Property and Equipment and Other Noncurrent Assets on the condensed consolidated balance sheets.

TREASURY STOCK – SJI uses the par value method of accounting for treasury stock. As of September 30, 2015 and December 31, 2014, SJI held 231,749 and 263,578 shares of treasury stock, respectively. These shares are related to deferred compensation arrangements where the amounts earned are held in the stock of SJI.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis, which changes the analysis to be performed in determining whether certain types of legal entities should be consolidated. Specifically, the standard amends the evaluation of whether (a) fees paid to a decision maker or a service provider represent a variable interest, (b) a limited partnership or similar entity has the characteristics of a Variable Interest Entity ("VIE") and (c) a reporting entity is the primary beneficiary of a VIE. The standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. Management is currently determining the impact that adoption of this guidance will have on the Company's financial statement results.

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

In August 2015, the FASB issued ASU 2015-13, Derivatives and Hedging (Topic 815): Application of the Normal Purchases and Normal Sales Scope Exception to Certain Electricity Contracts within Nodal Energy Markets. This ASU clarifies that for a contract involving the purchase or sale of electricity on a forward basis, companies have the option to elect the normal purchases and normal sales scope exception. Since such contracts meet the physical delivery criterion when the delivery location is within a nodal energy market (i.e., an interconnected electricity grid operated by an independent system operator with established price points at each node or hub location), the ASU notes that it does not constitute net settlement and, consequently, does not cause such a contract to fail to meet the physical delivery criterion. The standard is effective immediately and should be applied prospectively to qualifying contracts existing on August 10, 2015, the date the ASU was issued. The adoption of this standard did not have an impact on the Company's financial statement results.

In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This ASU states that, given the absence of authoritative guidance for debt issuance costs related to line-of-credit arrangements within ASU 2015-03 (defined above), the SEC staff would not object to an entity deferring and presenting such costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of credit arrangement. The adoption of this standard did not have an impact on the Company's financial statement results.

2.	STOCK-BASED COMPENSATION PLAN:

On April 30, 2015, the shareholders of SJI approved the adoption of the Company's 2015 Omnibus Equity Compensation Plan (Plan), replacing the Amended and Restated 1997 Stock-Based Compensation Plan that had terminated on January 26, 2015. Under the Plan, shares may be issued to SJI’s officers (Officers), non-employee directors (Directors) and other key employees. No options were granted or outstanding during the nine months ended September 30, 2015 and 2014.  No stock appreciation rights have been issued under the plans. During the nine months ended September 30, 2015 and 2014, SJI granted 158,929 and 136,906 restricted shares, respectively, to Officers and other key employees under the plans.  Performance-based restricted shares vest over a three-year period and are subject to SJI achieving certain market and earnings-based performance targets as compared to a peer group average, which can cause the actual amount of shares that ultimately vest to range from 0% to 200% of the original share units granted.

In 2015, SJI also granted time-based shares of restricted stock, one-third of which vests annually over a three-year period and is limited to 100% payout. Vesting of time-based grants is contingent upon SJI achieving a return on equity (ROE) of at least 7% during the initial year of the grant and meeting the service requirement. Provided that the 7% ROE requirement is met in the initial year, payout is solely contingent upon the service requirement being met in years two and three of the grant. In 2015, Officers and other key employees were granted 47,678 shares of time-based restricted stock, which are included in the shares noted above.

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

During the nine months ended September 30, 2015 and 2014, SJI granted 26,338 and 23,220 restricted shares, respectively, to Directors.  Shares issued to Directors vest over twelve months and contain no performance conditions. As a result, 100% of the shares granted generally vest.

The following table summarizes the nonvested restricted stock awards outstanding at September 30, 2015 and the assumptions used to estimate the fair value of the awards:

	Grants	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate
Officers & Key Employees -	2013 - TSR	45,622	$22.19	21.1%	0.40%
	2013 - EPS	45,622	$25.59	N/A	N/A
	2014 - TSR	51,349	$21.31	20.0%	0.80%
	2014 - EPS	51,349	$27.22	N/A	N/A
	2015 - TSR	34,574	$26.31	16.0%	1.10%
	2015 - EPS, ROE, Time	88,919	$29.47	N/A	N/A

Directors -	2015	26,338	$29.21	N/A	N/A

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

The following table summarizes the total stock-based compensation cost for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Officers & Key Employees	$654	$584	$1,964	$1,751
Directors	205	159	577	475
Total Cost	859	743	2,541	2,226

Capitalized	(92)	(70)	(270)	(210)
Net Expense	$767	$673	$2,271	$2,016

As of September 30, 2015, there was $3.8 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.8 years.

The following table summarizes information regarding restricted stock award activity during the nine months ended September 30, 2015, excluding accrued dividend equivalents:

	Officers &Other Key Employees	Directors	Weighted Average Fair Value
Nonvested Shares Outstanding, January 1, 2015	223,876	23,220	$24.40
Granted	158,929	26,338	$28.67
Cancelled/Forfeited	(65,370)	—	$26.56
Vested	—	(23,220)	$27.26
Nonvested Shares Outstanding, September 30, 2015	317,435	26,338	$26.10

Performance targets during the three-year vesting period were not attained for the January 2011 grant that vested at December 31, 2013 or the January 2012 grant that vested at December 31, 2014. As a result, no shares were awarded in 2014 or 2015. During the nine months ended September 30, 2015 and 2014, SJI granted 26,338 and 23,220 shares to its Directors at a market value of $0.8 million and $0.6 million, respectively. The Company has a policy of issuing new shares to satisfy its obligations under the Plan; therefore, there are no cash payment requirements resulting from the normal operation of the Plan. However, a change in control could result in such shares becoming nonforfeitable or immediately payable in cash.  At the discretion of the Officers, Directors and other key employees, the receipt of vested shares can be deferred until future periods.  These deferred shares are included in Treasury Stock on the condensed consolidated balance sheets.

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

Summarized operating results of the discontinued operations for the three and nine months ended September 30, 2015 and 2014, were (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Loss Before Income Taxes:
Sand Mining	$(17)	$(79)	$(381)	$(562)
Fuel Oil	(123)	(105)	(286)	(227)
Income Tax Benefits	49	64	226	276
Loss from Discontinued Operations — Net	$(91)	$(120)	$(441)	$(513)
Earnings (Loss) Per Common Share from
Discontinued Operations — Net:
Basic and Diluted	$—	$—	$(0.01)	$—

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

PennEast Pipeline Company, LLC (PennEast) - Midstream has a 20% investment in PennEast, which is planning to construct an approximately 100-mile natural gas pipeline that will extend from Northeastern Pennsylvania into New Jersey, with a target completion of late 2017.

During the first nine months of 2015 and 2014, the Company received net repayments from unconsolidated affiliates of $4.4 million and $1.3 million, respectively.  As of September 30, 2015 and December 31, 2014, the outstanding balance of Notes Receivable – Affiliate was $49.8 million and $51.5 million, respectively. As of September 30, 2015, approximately $38.9 million of these notes are secured by property, plant and equipment of the affiliates, accrue interest at 7.5% and are to be repaid through 2025, and the remaining $10.9 million of these notes are unsecured and accrue interest at variable rates.

SJI holds significant variable interests in these entities but is not the primary beneficiary. Consequently, these entities are accounted for under the equity method because SJI does not have both (a) the power to direct the activities of the entity that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. As of September 30, 2015, the Company had a net asset of approximately $52.4 million included in Investment in Affiliates and Other Noncurrent Liabilities on the condensed consolidated balance sheets related to equity method investees, in addition to Notes Receivable – Affiliate as discussed above. SJI’s maximum exposure to loss from these entities as of September 30, 2015 is limited to its combined equity contributions and the Notes Receivable-Affiliate in the amount of $103.0 million plus the guarantees discussed in Note 11.

The following table presents summarized income statement information of the total balances for Energenic (of which SJI has only a 50% equity interest) accounted for under the equity method (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$18,183	$27,160	$63,812	$83,380
Cost of Sales	$5,048	$5,390	$16,452	$20,588
Loss from continuing operations	$(4,984)	$(4,154)	$(42,367)	$(4,139)
Net Loss	$(4,984)	$(4,154)	$(42,367)	$(4,139)

4.	COMMON STOCK:

The following shares were issued and outstanding:

2015
Beginning Balance, January 1 (See Note 1)	68,334,860
New Issues During the Period:
Dividend Reinvestment Plan	366,262
Stock-Based Compensation Plan	26,338
Ending Balance, September 30	68,727,460

The par value ($1.25 per share) of stock issued was recorded in Common Stock and the net excess over par value of approximately $11.4 million was recorded in Premium on Common Stock.

EARNINGS PER COMMON SHARE (EPS) - Basic EPS is based on the weighted-average number of common shares outstanding.  The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 198,222 and 150,592 for the nine months ended September 30, 2015 and 2014, respectively. For the three months ended September 30, 2015 and 2014, incremental shares of 187,758 and 148,664, respectively, were not included in the denominator for the diluted EPS calculation because they would have an antidilutive effect on EPS. These shares relate to SJI's restricted stock as discussed in Note 2.

DIVIDEND REINVESTMENT PLAN (DRP) - The Company offers a DRP which allows participating shareholders to purchase shares of SJI common stock by automatic reinvestment of dividends or optional purchases. Shares of common stock offered by the DRP have been issued directly by SJI from its authorized but unissued shares of common stock. The Company raised $9.7 million and $29.1 million of equity capital through the DRP during the nine months ended September 30, 2015 and 2014, respectively.

5.	FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS — Marina is required to maintain escrow accounts related to ongoing capital projects as well as unused loan proceeds pending approval of construction expenditures. As of September 30, 2015 and December 31, 2014, the escrowed funds, including interest earned, totaled $2.6 million and 1.7 million, respectively.

The Company maintains margin accounts with selected counterparties to support its risk management activities. The balances required to be held in these margin accounts increase as the net value of the outstanding energy-related contracts with the respective counterparties decrease. As of September 30, 2015 and December 31, 2014, the balances in these accounts totaled $40.8 million and $63.7 million, respectively. The carrying amounts of the Restricted Investments approximate their fair values at September 30, 2015 and December 31, 2014, which would be included in Level 1 of the fair value hierarchy (See Note 13 - Fair Value of Financial Assets and Financial Liabilities).

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

In June 2014, the parent company of the hotel, casino and entertainment complex filed petitions in U. S. Bankruptcy Court to facilitate a sale of substantially all of its assets. The complex ceased normal business operations in September 2014. Energenic subsidiaries continued to provide limited energy services to the complex during the shutdown period under a temporary agreement with the trustee. The hotel, casino and entertainment complex was sold in April 2015. The Energenic subsidiaries are currently providing limited services to the complex under a short-term agreement with the new owner. However, the Energenic subsidiaries have not been able to secure a permanent or long-term energy services agreement with the new owner.
As a result, management of the Company and Energenic have evaluated the carrying value of the investment in this project and a related note receivable. Based on the current situation, the Company recorded a $7.7 million (net of tax) non-cash charge to earnings during the second quarter of 2015 due to the reduction in the carrying value of the investment in this project recorded by Energenic. This charge is included in Equity in Loss of Affiliated Companies for the nine months ended September 30, 2015 on the condensed consolidated statements of income. Estimating the fair value of an investment is highly judgmental and involves the use of significant estimates and assumptions. Actual results may differ significantly from those used to develop this estimate.
As of September 30, 2015, the Company, through its investment in Energenic, had a remaining net asset of approximately $2.0 million included in Investment in Affiliates on the condensed consolidated balance sheets related to this project. In addition, the Company had approximately $13.9 million included in Notes Receivable - Affiliate on the condensed consolidated balance sheets, due from Energenic, which is secured by certain assets of the central energy center. This note is subject to a reimbursement agreement that secures reimbursement for the Company, from its joint venture partner, of a proportionate share of any amounts that are not repaid.

Management will continue to monitor the situation surrounding the complex and will evaluate the carrying value of the investment and the note receivable as future events occur.

NOTE RECEIVABLE - In June 2015, SJG advanced $10.0 million to a not-for-profit organization formed to spur economic development in Atlantic City, New Jersey. The Note bears interest at 1.0% for an initial term of six months, with the borrower’s option to extend the term for two additional terms of three months each. SJG holds a first lien security interest on land in Atlantic City as collateral against this Note.  The carrying amount of this receivable approximates its fair value at September 30, 2015, which would be included in Level 2 of the fair value hierarchy (See Note 13 - Fair Value of Financial Assets and Financial Liabilities).

LONG-TERM RECEIVABLES — SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources.  The terms of these loans call for customers to make monthly payments over a period of up to five years with no interest.  The carrying amounts of such loans were $13.3 million and $15.0 million as of September 30, 2015 and December 31, 2014, respectively. The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Contract Receivables on the condensed consolidated balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $1.3 million as of both September 30, 2015 and December 31, 2014.  The annualized amortization to interest is not material to the Company’s condensed consolidated financial statements.  The carrying amounts of these receivables approximate their fair value at September 30, 2015 and December 31, 2014, which would be included in Level 2 of the fair value hierarchy (See Note 13 - Fair Value of Financial Assets and Financial Liabilities).

CREDIT RISK - As of September 30, 2015, approximately $8.8 million, or 11.4%, of the current and noncurrent Derivatives – Energy Related Assets are transacted with one counterparty. This counterparty has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assigned to SJI in the event of default by the counterparty.

FINANCE OBLIGATION - During 2010, ACB Energy Partners LLC (ACB), a wholly-owned subsidiary of Energenic, of which Marina has a 50% equity interest, completed construction of a combined heat and power generating facility to serve, under an energy services agreement, a thermal plant owned by Marina. Construction period financing was provided by Marina. As substantially all of the costs of constructing the facility were funded by the financing provided by Marina, Marina was considered the owner of the facility for accounting purposes during the construction period. When an entity is considered the accounting owner during the construction period, a sale of the asset effectively occurs when construction of the asset is completed. However, due to its continuing involvement in the facility through its equity interest in Energenic, Marina continues to be considered the owner of the facility for accounting purposes under ASC Topic 360 Property, Plant and Equipment. As a result, the transaction is being accounted for as a financing arrangement under ASC Topic 840 Leases and, therefore, the Company has included costs to construct the facility within Nonutility Property, Plant and Equipment on the condensed consolidated balance sheets of $23.7 million as of both September 30, 2015 and December 31, 2014. In addition, the Company included repayments from ACB to Marina on the construction loan within the Finance Obligation on the condensed consolidated balance sheets. Marina does not have a fixed payment obligation to ACB; as a result, the Finance Obligation is classified as a noncurrent liability on the condensed consolidated balance sheets. The costs to construct the facility and the repayments of the construction loan are amortized over the term of the energy services agreement. The impact on the condensed consolidated statements of income is not significant. As a result, the Company recorded $18.9 million and $19.7 million, net of amortization, within Finance Obligation on the condensed consolidated balance sheets at September 30, 2015 and December 31, 2014, respectively.

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE - The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. The carrying amounts of SJI's financial instruments approximate their fair values at September 30, 2015 and December 31, 2014, except as noted below.

•
For Long-Term Debt, in estimating the fair value, we use the present value of remaining cash flows at the balance sheet date. We based the estimates on interest rates available to SJI at the end of each period for debt with similar terms and maturities (Level 2 in the fair value hierarchy, see Note 13 - Fair Value of Financial Assets and Financial Liabilities). The estimated fair values of SJI's long-term debt, including current maturities, as of September 30, 2015 and December 31, 2014, were $1,072.3 million and $1,058.5 million, respectively.  The carrying amounts of SJI's long-term debt, including current maturities, as of September 30, 2015 and December 31, 2014, were $1,015.3 million and $1,009.4 million, respectively.

6.	SEGMENTS OF BUSINESS:

SJI operates in several different reportable operating segments which reflect the financial information regularly evaluated by the chief operating decision maker. These segments are as follows:

•	Gas utility operations (SJG) consists primarily of natural gas distribution to residential, commercial and industrial customers.

•	Wholesale energy operations include the activities of SJRG and SJEX.

•	SJE is involved in both retail gas and retail electric activities.

◦	Retail gas and other operations include natural gas acquisition and transportation service business lines.

◦	Retail electric operations consist of electricity acquisition and transportation to commercial and industrial customers.

•	On-site energy production consists of Marina's thermal energy facility and other energy-related projects.

•	Appliance service operations includes SJESP’s servicing of appliances under warranty via a subcontractor arrangement as well as on a time and materials basis.

•	The activities of Midstream are a part of the Corporate & Services segment.

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

Information about SJI’s operations in different reportable operating segments is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating Revenues:
Gas Utility Operations	$58,634	$60,952	$402,104	$340,656
Energy Group:
Wholesale Energy Operations	9,352	(3,538)	77,973	28,898
Retail Gas and Other Operations	11,757	18,900	67,900	95,281
Retail Electric Operations	44,240	29,961	110,203	98,233
Subtotal Energy Group	65,349	45,323	256,076	222,412
Energy Services:
On-Site Energy Production	18,898	16,453	47,606	42,196
Appliance Service Operations	2,290	2,319	7,346	7,610
Subtotal Energy Services	21,188	18,772	54,952	49,806
Corporate & Services	6,925	7,001	23,776	21,324
Subtotal	152,096	132,048	736,908	634,198
Intersegment Sales	(11,034)	(9,621)	(35,183)	(28,299)
Total Operating Revenues	$141,062	$122,427	$701,725	$605,899

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating (Loss) Income:
Gas Utility Operations	$(2,501)	$3,368	$82,649	$75,813
Energy Group:
Wholesale Energy Operations	(11,813)	(10,314)	3,675	(20,437)
Retail Gas and Other Operations	(4,821)	(390)	(1,581)	1,387
Retail Electric Operations	1,034	373	1,026	(521)
Subtotal Energy Group	(15,600)	(10,331)	3,120	(19,571)
Energy Services:
On-Site Energy Production	2,265	2,171	3,960	4,547
Appliance Service Operations	216	60	411	322
Subtotal Energy Services	2,481	2,231	4,371	4,869
Corporate and Services	567	619	1,518	1,041
Total Operating (Loss) Income	$(15,053)	$(4,113)	$91,658	$62,152

Depreciation and Amortization:
Gas Utility Operations	$14,911	$12,942	$43,317	$38,375
Energy Group:
Wholesale Energy Operations	191	37	238	123
Retail Gas and Other Operations	39	19	79	61
Subtotal Energy Group	230	56	317	184
Energy Services:
On-Site Energy Production	7,650	6,540	22,158	18,480
Appliance Service Operations	85	68	232	202
Subtotal Energy Services	7,735	6,608	22,390	18,682
Corporate and Services	261	(41)	961	413
Total Depreciation and Amortization	$23,137	$19,565	$66,985	$57,654

Interest Charges:
Gas Utility Operations	$4,809	$4,046	$15,112	$12,680
Energy Group:
Wholesale Energy Operations	150	74	280	190
Retail Gas and Other Operations	—	43	120	237
Subtotal Energy Group	150	117	400	427
Energy Services:
On-Site Energy Production	2,433	1,835	6,409	6,110
Corporate and Services	2,857	2,376	8,784	6,016
Subtotal	10,249	8,374	30,705	25,233
Intersegment Borrowings	(2,142)	(1,606)	(6,523)	(4,535)
Total Interest Charges	$8,107	$6,768	$24,182	$20,698

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income Taxes:
Gas Utility Operations	$(2,871)	$534	26,593	25,440
Energy Group:
Wholesale Energy Operations	(4,615)	(3,896)	2,238	(7,077)
Retail Gas and Other Operations	(2,038)	(121)	(370)	895
Retail Electric Operations	422	152	419	(213)
Subtotal Energy Group	(6,231)	(3,865)	2,287	(6,395)
Energy Services:
On-Site Energy Production	(2,015)	(5,092)	(26,923)	(25,521)
Appliance Service Operations	94	39	191	227
Subtotal Energy Services	(1,921)	(5,053)	(26,732)	(25,294)
Corporate and Services	55	59	218	283
Total Income Taxes	$(10,968)	$(8,325)	$2,366	$(5,966)

Property Additions:
Gas Utility Operations	$55,335	$56,414	$160,836	$148,012
Energy Group:
Wholesale Energy Operations	4	—	383	10
Retail Gas and Other Operations	642	563	1,763	960
Subtotal Energy Group	646	563	2,146	970
Energy Services:
On-Site Energy Production	36,805	22,194	67,226	47,769
Appliance Service Operations	51	8	379	14
Subtotal Energy Services	36,856	22,202	67,605	47,783
Corporate and Services	193	1,144	1,794	2,725
Total Property Additions	$93,030	$80,323	$232,381	$199,490

	September 30, 2015	December 31, 2014
Identifiable Assets:
Gas Utility Operations	$2,288,303	$2,185,672
Energy Group:
Wholesale Energy Operations	240,476	366,119
Retail Gas and Other Operations	37,658	53,073
Retail Electric Operations	46,148	23,682
Subtotal Energy Group	324,282	442,874
Energy Services:
On-Site Energy Production	711,194	675,937
Appliance Service Operations	4,080	3,105
Subtotal Energy Services	715,274	679,042
Discontinued Operations	1,582	1,758
Corporate and Services	590,392	527,691
Intersegment Assets	(520,325)	(487,612)
Total Identifiable Assets	$3,399,508	$3,349,425

7.	RATES AND REGULATORY ACTIONS:

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

In August 2015, the BPU approved a two year extension of SJG's EEPs through August 31, 2017, with a program budget of $36.3 million. SJG will recover the costs of these programs, and earn an allowed return on its investments, through the EET rate recovery mechanism that has been utilized for its EEPs since 2009. The BPU’s approval also permitted SJG to adjust its EET rate effective September 1, 2015 to increase annual revenues by $2.6 million to recover the projected costs of, and the allowed return on, the first year of its investments in the EEPs.

In September 2015, the BPU approved SJG’s request, related to its Storm Hardening and Reliability Program (“SHARP”), to increase annual revenues from base rates by $4.0 million to reflect approximately $36.6 million of investments made for storm hardening efforts for the period July 2014 through June 2015. This base rate adjustment became effective on October 1, 2015.

Also in September 2015, the BPU approved SJG's annual Basic Gas Supply Service (“BGSS”) and Conservation Incentive Program (“CIP”) rate adjustment petition, which requested a $39.7 million decrease in annual revenues to be implemented on October 1, 2015, comprised of a $28.4 million decrease in BGSS revenues and an $11.3 million decrease in CIP revenues. The level of BGSS revenues is based on forecasted gas costs and customer usage information for the upcoming BGSS/CIP year, which runs from October to September. SJG’s request is based on decreases in forecasted gas commodity costs for the upcoming BGSS/CIP year. The decrease in CIP revenues is caused primarily by higher than normal customer usage caused by weather that was 10.4% colder than normal during the 2014-2015 winter season.

Additionally, in September 2015, the BPU approved the statewide Universal Service Fund (“USF”) budget of $46.4 million for all the State’s gas utilities. SJG’s portion of the total budget is approximately $5.2 million. Effective October 1, 2015, the BPU approved a $3.4 million decrease to SJG’s USF recoveries.

The BGSS, CIP and USF revenue decreases noted above do not impact SJG's earnings. They represent decreases in the cash requirements of SJG corresponding to lower costs and/or the return of previously over-recovered costs associated with each respective mechanism.

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

Regulatory Assets consisted of the following items (in thousands):

	September 30, 2015	December 31, 2014
Environmental Remediation Costs:
Expended - Net	$32,797	$29,540
Liability for Future Expenditures	125,466	124,308
Deferred Asset Retirement Obligation Costs	31,976	31,584
Deferred Pension and Other Postretirement Benefit Costs	99,040	99,040
Deferred Gas Costs - Net	19,187	32,202
Societal Benefit Costs Receivable	—	385
Deferred Interest Rate Contracts	7,918	7,325
Energy Efficiency Tracker	545	11,247
Pipeline Supplier Service Charges	4,192	5,441
Pipeline Integrity Cost	4,544	3,431
AFUDC - Equity Related Deferrals	11,188	10,781
Other Regulatory Assets	2,339	1,876

Total Regulatory Assets	$339,192	$357,160

DEFERRED GAS COSTS - NET - Over/under collections of gas costs are monitored through SJG's Basic Gas Supply Service (BGSS) mechanism. Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability. Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval. The reduction in deferred gas costs from December 31, 2014 was due to gas costs recovered from customers exceeding the actual cost of the commodity incurred during 2015 as a result of lower natural gas prices and an increase in the BGSS rate effective October 2014. SJG's BGSS mechanism is designed to overcollect gas costs during the winter season when usage is highest.

ENERGY EFFICIENCY TRACKER - This regulatory asset primarily represents energy efficiency measures installed in customer homes and businesses. The decrease from December 31, 2014 is due to higher recoveries in the first nine months of 2015 resulting from extremely cold weather during the first half of the year.

Regulatory Liabilities consisted of the following items (in thousands):

	September 30, 2015	December 31, 2014
Excess Plant Removal Costs	$34,040	$35,940
Conservation Incentive Program Payable	18,616	4,700
Societal Benefit Costs	9,805	—
Other Regulatory Liabilities	—	1,259

Total Regulatory Liabilities	$62,461	$41,899

EXCESS PLANT REMOVAL COSTS - Represents amounts accrued in excess of actual utility plant removal costs incurred to date. The decrease in the balance from year end is due to an amortization as a credit to depreciation expense as required as part of SJG's September 2014 base rate increase.

CONSERVATION INCENTIVE PROGRAM (CIP) PAYABLE – The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. Actual usage per customer was greater than the established baseline during 2014 and more notably during the first nine months of 2015 resulting in a payable. This is primarily the result of extremely cold weather experienced in the region during the first half of the year.

SOCIETAL BENEFIT COSTS (SBC) - This regulatory liability primarily represents the excess recoveries over the expenses incurred under the New Jersey Clean Energy Program which is a mechanism designed to recover costs associated with energy efficiency and renewable energy programs. The change from a $0.4 million regulatory asset to a $9.8 million regulatory liability is due to current SBC rates which are producing recoveries greater than SBC costs. In July 2014, SJG made its annual 2014-2015 SBC filing requesting a decrease in SBC revenues, in part, to avoid this liability. The petition was approved and new rates went into effect on June 1, 2015.

9.	PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three and nine months ended September 30, 2015 and 2014, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Service Cost	$1,334	$813	$4,003	$3,383
Interest Cost	2,792	2,661	8,376	8,051
Expected Return on Plan Assets	(3,697)	(3,262)	(11,092)	(9,792)
Amortizations:
Prior Service Cost	53	45	159	131
Actuarial Loss	2,652	1,398	7,956	4,250
Net Periodic Benefit Cost	3,134	1,655	9,402	6,023
Capitalized Benefit Cost	(1,216)	(577)	(3,649)	(2,285)
Deferred Benefit Cost	(341)	—	(666)	—
Total Net Periodic Benefit Expense	$1,577	$1,078	$5,087	$3,738

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Service Cost	$279	$168	$837	$668
Interest Cost	743	659	2,230	2,139
Expected Return on Plan Assets	(748)	(688)	(2,245)	(2,062)
Amortizations:
Prior Service Cost	152	38	456	114
Actuarial Loss	336	245	1,007	731
Net Periodic Benefit Cost	762	422	2,285	1,590
Capitalized Benefit Cost	(264)	(42)	(792)	(460)
Deferred Benefit Cost	(89)	—	(168)	—
Total Net Periodic Benefit Expense	$409	$380	$1,325	$1,130

Capitalized benefit costs reflected in the table above relate to SJG’s construction program. Deferred benefit costs relate to SJG's deferral of incremental expense associated with the adoption of new mortality tables (RP-2014 base table with MP-2014 generational projection scale) in 2015. Deferred benefit costs are expected to be recovered through rates as part of SJG's next base rate case.

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

10.	LINES OF CREDIT:

Credit facilities and available liquidity as of September 30, 2015 were as follows (in thousands):

Company	Total Facility	Usage		Available Liquidity	Expiration Date
SJG:
Commercial Paper Program/Revolving Credit Facility	$200,000	$89,900	(A)	$110,100	May 2018
Uncommitted Bank Lines	10,000	—		10,000	Various

Total SJG	210,000	89,900		120,100

SJI:

Revolving Credit Facility	400,000	270,200	(B)	129,800	February 2018

Total SJI	400,000	270,200		129,800

Total	$610,000	$360,100		$249,900

(A) Includes letters of credit outstanding in the amount of $0.6 million.
(B) Includes letters of credit outstanding in the amount of $8.1 million.

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary, the SJI facilities can also be used to support SJG’s liquidity needs. Borrowings under these credit facilities are at market rates. The weighted average interest rate on these borrowings, which changes daily, was 1.03% and 0.83% at September 30, 2015 and 2014, respectively. Average borrowings outstanding under these credit facilities, not including letters of credit, during the nine months ended September 30, 2015 and 2014 were $310.8 million and $291.6 million, respectively. The maximum amounts outstanding under these credit facilities, not including letters of credit, during the nine months ended September 30, 2015 and 2014 were $432.4 million and $390.7 million, respectively.

The SJI and SJG facilities are provided by a syndicate of banks and contain one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreements) to not more than 0.65 to 1, measured at the end of each fiscal quarter. SJI and SJG were in compliance with this covenant as of September 30, 2015.

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

GUARANTEES — The Company has recorded a liability of $0.6 million which is included in Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the condensed consolidated balance sheets as of September 30, 2015 for the fair value of the following guarantees:

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

In December 2013, SJI entered into agreements to guarantee certain obligations of WCLE, SC Landfill Energy, LLC, SX Landfill Energy, LLC, FC Landfill Energy, LLC, and AC Landfill Energy, LLC (collectively, the "Landfills"), unconsolidated joint ventures in which Marina has a 50% equity interest through Energenic. The Landfills have entered into long-term debt agreements which run through 2020. Although unlikely, SJI could be liable through the guarantees for 50% of the outstanding debt along with any interest related to the debt in the event the Landfills do not meet minimum specified levels of operating performance and no mitigating action is taken, or the Landfills are unable to meet certain financial obligations as they become due. As of September 30, 2015, 50% of the currently outstanding debt is $8.2 million.

In May 2012, UMM Energy Partners, LLC (UMM), a wholly-owned subsidiary of Energenic, in which Marina has a 50% equity interest, entered into a 30-year contract with a public university to build, own and operate a combined heating, cooling and power system for its main campus in New Jersey. The system commenced commercial operations in September 2013. SJI has guaranteed certain obligations of UMM under the operating and lease agreements between UMM and the university, for the terms of the agreements, commencing with the first year of operations. As of September 30, 2015, SJI has guaranteed up to $2.4 million. This amount is adjusted each year based upon the Consumer Price Index. SJI and its partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees. SJI holds variable interests in UMM but is not the primary beneficiary.

As of September 30, 2015, SJI had issued $5.7 million of parental guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable our subsidiary to market retail natural gas.

COLLECTIVE BARGAINING AGREEMENTS — Unionized personnel represent approximately 44.0% of our workforce at September 30, 2015. The Company has collective bargaining agreements with two unions that represent these employees: the International Brotherhood of Electrical Workers (IBEW) Local 1293 and the International Association of Machinists and Aerospace Workers (IAM) Local 76.  SJG and SJESP employees represented by the IBEW operate under collective bargaining agreements that run through February 2017. The remaining unionized employees are represented by the IAM and operate under collective bargaining agreements that run through August 2017.

STANDBY LETTERS OF CREDIT — As of September 30, 2015, SJI provided $8.1 million of standby letters of credit through its revolving credit facility to enable SJE to market retail electricity and for various construction and operating activities. SJG provided a $0.6 million letter of credit under its revolving credit facility to support the remediation of environmental conditions at certain locations in SJG's service territory. The Company has also provided $87.6 million of additional letters of credit under separate facilities outside of the revolving credit facilities to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system and to finance Marina's initial thermal plant project.

PENDING LITIGATION — The Company is subject to claims arising in the ordinary course of business and other legal proceedings. The Company has been named in, among other actions, certain product liability claims related to our former sand mining subsidiary. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $3.2 million and$2.9 million related to all claims in the aggregate as of September 30, 2015 and December 31, 2014, respectively. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

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

Certain SJI subsidiaries are involved in buying, selling, transporting and storing natural gas and buying and selling retail electricity for their own accounts as well as managing these activities for third parties. These subsidiaries are subject to market risk on expected future purchases and sales due to commodity price fluctuations. The Company uses a variety of derivative instruments to limit this exposure to market risk in accordance with strict corporate guidelines.  These derivative instruments include forward contracts, swap agreements, options contracts and futures contracts. As of September 30, 2015, the Company had outstanding derivative contracts intended to limit the exposure to market risk on 55.5 MMdts (1 MMdts = one million decatherms) of expected future purchases of natural gas, 44.8 MMdts of expected future sales of natural gas, 2.9 MMmwh (1 MMmwh = one million megawatt hours) of expected future purchases of electricity and 2.8 MMmwh of expected future sales of electricity. In addition to these derivative contracts, the Company has basis and index related purchase and sales contracts totaling 226.3 MMdts.  These contracts, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives - Energy Related Assets or Derivatives - Energy Related Liabilities on the condensed consolidated balance sheets. The net unrealized pre-tax gains and losses for these energy-related commodity contracts are included with realized gains and losses in Operating Revenues – Nonutility.

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

There have been no significant changes to the Company’s active interest rate swaps since December 31, 2014, which are described in Note 16 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K for the year ended December 31, 2014.

The fair values of all derivative instruments, as reflected in the condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014, are as follows (in thousands):

Derivatives not designated as hedging instruments under GAAP	September 30, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
Energy-related commodity contracts:
Derivatives – Energy Related – Current	$60,536	$86,793	$85,368	$109,744
Derivatives – Energy Related – Non-Current	17,138	23,490	13,905	19,926
Interest rate contracts:
Derivatives - Other	—	11,518	—	10,732
Total derivatives not designated as hedging instruments under GAAP	77,674	121,801	99,273	140,402

Total Derivatives	$77,674	$121,801	$99,273	$140,402

The Company enters into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. The Company presents derivatives at gross fair values on the condensed consolidated balance sheets. As of September 30, 2015 and December 31, 2014, information related to these offsetting arrangements were as follows (in thousands):

As of September 30, 2015
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
Derivatives - Energy Related Assets	$77,674	$—	$77,674	$(30,785)	(A)	$—	$46,889
Derivatives - Energy Related Liabilities	$(110,283)	$—	$(110,283)	$30,785	(B)	$30,856	$(48,642)
Derivatives - Other	$(11,518)	$—	$(11,518)	$—		$—	$(11,518)

As of December 31, 2014
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
Derivatives - Energy Related Assets	$99,273	$—	$99,273	$(39,747)	(A)	$—	$59,526
Derivatives - Energy Related Liabilities	$(129,670)	$—	$(129,670)	$39,747	(B)	$53,897	$(36,026)
Derivatives - Other	$(10,732)	$—	$(10,732)	$—		$—	$(10,732)

(A) The balances at September 30, 2015 and December 31, 2014 were related to derivative liabilities which can be net settled against derivative assets.

(B) The balances at September 30, 2015 and December 31, 2014 were related to derivative assets which can be net settled against derivative liabilities.

The effect of derivative instruments on the condensed consolidated statements of income for the three and nine months ended September 30, 2015 and 2014 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships under GAAP	2015	2014	2015	2014
Interest Rate Contracts:
Losses recognized in AOCL on effective portion	$—	$—	$—	$—
Losses reclassified from AOCL into income (a)	$(93)	$(112)	$(303)	$(336)
Gains (losses) recognized in income on ineffective portion (a)	$—	$—	$—	$—

(a) Included in Interest Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments under GAAP	2015	2014	2015	2014
Losses on energy-related commodity contracts (a)	$(11,992)	$(1,633)	$(4,014)	$(30,429)
(Losses) gains on interest rate contracts (b)	(435)	202	(192)	(103)

Total	$(12,427)	$(1,431)	$(4,206)	$(30,532)

(a)  Included in Operating Revenues - Nonutility
(b)  Included in Interest Charges

Net realized loss of $1.6 million and $1.2 million associated with SJG's energy-related financial commodity contracts for the three months ended September 30, 2015 and 2014, respectively, and a loss of $6.4 million and a gain of$2.4 million for the nine months ended September 30, 2015 and 2014, respectively, are not included in the above table. These contracts are part of SJG’s regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to, and recoverable through, regulatory riders, any changes in the value of SJG’s energy-related financial commodity contracts are deferred in Regulatory Assets or Liabilities, as applicable, and there is no impact to earnings.

Certain of the Company’s derivative instruments contain provisions that require immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions in the event of a material adverse change in the credit standing of the Company. The aggregate fair value of all derivative instruments with credit risk-related contingent features that are in a liability position on September 30, 2015, is $44.3 million.  If the credit risk-related contingent features underlying these agreements were triggered on September 30, 2015, the Company would have been required to settle the instruments immediately or post collateral to its counterparties of approximately $39.8 million after offsetting asset positions with the same counterparties under master netting arrangements.

13.	FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES:

GAAP establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques.  The levels of the hierarchy are described below:

•	Level 1: Observable inputs, such as quoted prices in active markets for identical assets or liabilities.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of September 30, 2015	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$14,371	$5,759	$8,612	$—
Derivatives – Energy Related Assets (B)	77,674	9,991	27,351	40,332
	$92,045	$15,750	$35,963	$40,332

Liabilities

Derivatives – Energy Related Liabilities (B)	$110,283	$34,536	$20,750	$54,997
Derivatives – Other (C)	11,518	—	11,518	—
	$121,801	$34,536	$32,268	$54,997

As of December 31, 2014	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$8,922	$5,952	$2,970	$—
Derivatives – Energy Related Assets (B)	99,273	21,675	43,093	34,505
	$108,195	$27,627	$46,063	$34,505

Liabilities

Derivatives – Energy Related Liabilities (B)	$129,670	$49,009	$40,548	$40,113
Derivatives – Other (C)	10,732	—	10,732	—
	$140,402	$49,009	$51,280	$40,113

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

Level 3 valuation methods for natural gas derivative contracts include utilizing another location in close proximity adjusted for certain pipeline charges to derive a basis value. The significant unobservable inputs used in the fair value measurement of certain natural gas contracts consist of forward prices developed based on industry-standard methodologies. Significant increases (decreases) in these forward prices for purchases of natural gas would result in a directionally similar impact to the fair value measurement and for sales of natural gas would result in a directionally opposite impact to the fair value measurement. Level 3 valuation methods for electric represent the value of the contract marked to the forward wholesale curve, as provided by daily exchange quotes for delivered electricity. The significant unobservable inputs used in the fair value measurement of electric contracts consist of fixed contracted electric load profiles; therefore, no change in unobservable inputs would occur. Unobservable inputs are updated daily using industry-standard techniques. Management reviews and corroborates the price quotations to ensure the prices are observable which includes consideration of actual transaction volumes, market delivery points, bid-ask spreads and contract duration.

(C) Derivatives – Other are valued using quoted prices on commonly quoted intervals, which are interpolated for periods different than the quoted intervals, as inputs to a market valuation model. Market inputs can generally be verified and model selection does not involve significant management judgment.

The following table provides quantitative information regarding significant unobservable inputs in Level 3 fair value measurements (in thousands):

Type	Fair Value at September 30, 2015		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$19,113	$35,812	Discounted Cash Flow	Forward price (per dt)	$0.95 - $9.83 [$0.45]	(A)
Forward Contract - Electric	$21,219	$19,185	Discounted Cash Flow	Fixed electric load profile (on-peak)	8.47% - 100.00% [56.44%]	(B)
				Fixed electric load profile (off-peak)	0.00% - 91.53% [43.56%]	(B)

Type	Fair Value at December 31, 2014		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$26,485	$33,882	Discounted Cash Flow	Forward price (per dt)	$(2.04) - $7.83 [$(0.30)]	(A)
Forward Contract - Electric	$8,020	$6,231	Discounted Cash Flow	Fixed electric load profile (on-peak)	8.06% - 100.00% [55.97%]	(B)
				Fixed electric load profile (off-peak)	0.00% - 91.94% [44.03%]	(B)

(A) Represents the range, along with the weighted average, of forward prices for the sale and purchase of natural gas.
(B) Represents the range, along with the weighted average, of the percentage of contracted usage that is loaded during on-peak hours versus off-peak.

The changes in fair value measurements of Derivatives – Energy Related Assets and Liabilities for the three and nine months ended September 30, 2015 and 2014, using significant unobservable inputs (Level 3), are as follows (in thousands):

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Balance at beginning of period	$(2,544)	$(5,608)
Other changes in fair value from continuing and new contracts, net	(10,725)	(12,787)
Transfers in/(out) of Level 3 (A)	—	2,054
Settlements	(1,396)	1,676

Balance at end of period	$(14,665)	$(14,665)

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Balance at beginning of period	$(4,769)	$8,095
Other changes in fair value from continuing and new contracts, net	(423)	(14,799)
Settlements	2,493	4,005

Balance at end of period	$(2,699)	$(2,699)

(A) Transfers between different levels of the fair value hierarchy may occur based on the level of observable inputs used to value the instruments from period to period. During the nine months ended September 30, 2015, $2.1 million of net derivative assets were transferred from Level 2 to Level 3, due to decreased observability of market data.

Total losses included in earnings for the three and nine months ended September 30, 2015 that are attributable to the change in unrealized losses relating to those assets and liabilities included in Level 3 still held as of September 30, 2015, are $10.7 million and $12.8 million, respectively.  These losses are included in Operating Revenues-Nonutility on the condensed consolidated statements of income.

14.	LONG-TERM DEBT:

In June 2015, the Company redeemed at maturity $64.0 million aggregate principal amount of 2.39% Senior Notes.

In August 2015, SJG retired $10.0 million aggregate principal amount of 5.387% Medium Term Notes at maturity.

In September 2015, SJG issued $80.0 million of long-term debt under a $200.00 million aggregate syndicated bank term facility. The total outstanding amount under this facility as of September 30, 2015 was $139.0 million. The Company did not issue any other long-term debt during the nine months ended September 30, 2015.

Also in September 2015, SJG redeemed early $0.1 million of the $25.0 million aggregate principal amount variable rate demand bonds that were issued in September 2008. SJG had previously spent all but $0.1 million of the debt proceeds and was permitted under the debt agreement to utilize those remaining funds to redeem the debt early.

No other debt was redeemed during the nine months ended September 30, 2015.

15.	ACCUMULATED OTHER COMPREHENSIVE LOSS:

The following tables summarize the changes in accumulated other comprehensive loss (AOCL) for the three and nine months ended September 30, 2015 (in thousands):

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Other Comprehensive Income (Loss) of Affiliated Companies	Total
Balance at July 1, 2015 (a)	$(27,663)	$(2,331)	$(51)	$(106)	$(30,151)
Other comprehensive loss before reclassifications	—	—	(276)	—	(276)
Amounts reclassified from AOCL (b)	—	52	99	(96)	55
Net current period other comprehensive income (loss)	—	52	(177)	(96)	(221)
Balance at September 30, 2015 (a)	$(27,663)	$(2,279)	$(228)	$(202)	$(30,372)

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Other Comprehensive Income (Loss) of Affiliated Companies	Total
Balance at January 1, 2015 (a)	$(27,663)	$(2,450)	$(75)	$(70)	$(30,258)
Other comprehensive income before reclassifications	—	—	(227)	—	(227)
Amounts reclassified from AOCL (b)	—	171	74	(132)	113
Net current period other comprehensive income (loss)	—	171	(153)	(132)	(114)
Balance at September 30, 2015 (a)	$(27,663)	$(2,279)	$(228)	$(202)	$(30,372)

(a) For 2015, determined using a combined average statutory tax rate of 40%. For 2014, determined using a combined statutory tax rate of 41%.

(b) See table below.

The following table provides details about reclassifications out of AOCL for the three and nine months ended September 30, 2015:

	Amounts Reclassified from AOCL (in thousands)		Affected Line Item in the Condensed Consolidated Statements of Income
	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Unrealized Gain on Derivatives-Other - interest rate contracts designated as cash flow hedges	$93	$303	Interest Charges
Income Taxes	(41)	(132)	Income Taxes (a)
	$52	$171

Unrealized Loss on Available-for-Sale Securities	$168	$127	Other Income
Income Taxes	(69)	(53)	Income Taxes (a)
	$99	$74

Loss of Affiliated Companies	$(158)	$(218)	Equity in Loss of Affiliated Companies
Income Taxes	62	86	Income Taxes (a)
	$(96)	$(132)

Losses from reclassifications for the period net of tax	$55	$113

(a) For 2015, determined using a combined average statutory tax rate of 40%.

16.	SUBSEQUENT EVENT:

In October 2015, SJI entered into an unsecured $50.0 million term loan, which matures in October 2020.  This agreement replaces existing facilities that were set to expire in October 2015.

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

RESULTS OF OPERATIONS:

SJI operates in several different reportable operating segments. These segments are as follows:

•	Gas utility operations (SJG) consist primarily of natural gas distribution to residential, commercial and industrial customers.

•	Wholesale energy operations include the activities of South Jersey Resources Group, LLC (SJRG) and South Jersey Exploration, LLC (SJEX).

•	South Jersey Energy Company (SJE) is involved in both retail gas and retail electric activities.

◦	Retail gas and other operations include natural gas acquisition and transportation service business lines.

◦	Retail electric operations consist of electricity acquisition and transportation to commercial and industrial customers.

•	On-site energy production consists of Marina Energy, LLC (Marina's) thermal energy facility and other energy-related projects.

•	Appliance service operations includes South Jersey Energy Service Plus, LLC (SJESP’s) servicing of appliances under warranty via a subcontractor arrangement as well as on a time and materials basis.

•	The activities of Midstream are a part of the Corporate & Services segment.

SJI groups its nonutility operations into two categories: Energy Group and Energy Services. Energy Group includes wholesale energy, retail gas and other, and retail electric operations. Energy Services includes on-site energy production and appliance service operations.

Net Loss for the three months ended September 30, 2015 increased $8.2 million to a net loss of $12.6 million compared with the same period in 2014, primarily as a result of the following:

•
The income contribution from the gas utility operations at SJG for the three months ended September 30, 2015 decreased $4.4 million to a net loss of $3.4 million due primarily to the write-off of additional uncollectible customer accounts receivable during the third quarter of 2015, as discussed under "Operations" below, along with additional depreciation expense and a realized gain on the sale of available-for-sale securities at SJG during the third quarter of 2014 that did not recur in 2015.

•
The income contribution from SJE for the three months ended September 30, 2015 decreased $2.4 million to a net loss of $2.3 million due primarily to the change in unrealized gains and losses on forward financial contracts used to mitigate price risk on retail gas as discussed under "Operating Revenues – Nonutility" below.

•
The income contribution from the wholesale energy operations at SJRG for the three months ended September 30, 2015 decreased $0.9 million to a net loss of $7.3 million due primarily to an approximately $3.8 million decrease resulting from the change in unrealized gains and losses on derivatives used by the wholesale energy operations to mitigate natural gas commodity price risk, as discussed under "Operating Revenues - Energy Group" below, partially offset by an approximately $2.9 million increase related to higher daily trading margins as discussed under "Gross Margin - Energy Group" below.

Net Income for the nine months ended September 30, 2015 increased $1.1 million to $54.2 million compared with the same period in 2014, primarily as a result of the following:

•
The income contribution from the wholesale energy operations at SJRG for the nine months ended September 30, 2015 increased $14.8 million to $2.2 million due primarily to an approximately $17.8 million increase resulting from the change in unrealized gains and losses on derivatives used by the wholesale energy operations to mitigate natural gas commodity price risk, as discussed under "Operating Revenues - Energy Group" below, partially offset by an approximately $3.0 million decrease related to lower daily trading margins and lower storage volumes sold as discussed under "Gross Margin - Energy Group" below.

•
The income contribution from the gas utility operations at SJG for the nine months ended September 30, 2015 increased $1.9 million to $44.4 million due primarily to the settlement of SJG's base rate case, continued investment in SJG's accelerated infrastructure programs and customer growth over the prior year. This was partially offset by the write-off of additional uncollectible customer accounts receivable, primarily in the third quarter of 2015, and higher depreciation and interest expense resulting from continued investment in utility property, plant and equipment.

•
The income contribution from on-site energy production at Marina for the nine months ended September 30, 2015 decreased $14.8 million to $6.2 million due primarily to the impact of a reduction in the carrying amount of an investment at one of Energenic's operating subsidiaries, of which Marina has a 50% equity interest (see Note 5 to the condensed consolidated financial statements). Also contributing to the decrease is the timing of the investment tax credits available on renewable energy facilities as compared to the prior year.

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

We define Economic Earnings as: Income from continuing operations, (a) less the change in unrealized gains and plus the change in unrealized losses, as applicable and in each case after tax, on all derivative transactions, (b) less realized gains and plus realized losses, as applicable and in each case after tax, on all commodity derivative transactions attributed to expected purchases of gas in storage to match the recognition of these gains and losses with the recognition of the related cost of the gas in storage in the period of withdrawal, and (c) less the impact of transactions or contractual arrangements where the true economic impact will be realized in a future period. With respect to the third part of the definition of Economic Earnings:

•
For the three and nine months ended September 30, 2015 and 2014, Economic Earnings includes additional depreciation expense on a solar generating facility. During 2012 an impairment charge was recorded within Income from Continuing Operations on a solar generating facility which reduced its depreciable basis and recurring depreciation expense. This impairment charge was excluded from Economic Earnings and, therefore, the related reduction in depreciation expense is being added back.

•
For the nine months ended September 30, 2015, Economic Earnings includes net losses of $1.5 million (net of tax) from affiliated companies that were previously not included in Economic Earnings. These adjustments are the result of a reserve for uncollectible accounts recorded by an Energenic subsidiary that owns and operates a central energy center and energy distribution system for a hotel, casino and entertainment complex in Atlantic City, New Jersey (see Note 5 to the condensed consolidated financial statements). In prior periods this charge was being excluded from Economic Earnings until the total economic impact of the proceedings were realized. During the second quarter of 2015, the Company, through its investment in Energenic, reduced the carrying value of the investment in this project. As such, this charge is now being included in Economic Earnings for the nine months ended September 30, 2015.

Economic Earnings is a significant performance metric used by our management to indicate the amount and timing of income from continuing operations that we expect to earn after taking into account the impact of derivative instruments on the related transactions and transactions or contractual arrangements where the true economic impact will be realized in a future period. Specifically, we believe that this financial measure indicates to investors the profitability of the entire derivative-related transaction and not just the portion that is subject to mark-to-market valuation under GAAP. Considering only the change in market value on the derivative side of the transaction can produce a false sense as to the ultimate profitability of the total transaction as no change in value is reflected for the non-derivative portion of the transaction.

Economic Earnings for the three months ended September 30, 2015 decreased $1.6 million to a net loss of $5.0 million compared with the same period in 2014 primarily as a result of the following:

•
The income contribution from the gas utility operations at SJG for the three months ended September 30, 2015 decreased $4.4 million to a net loss of $3.4 million due primarily to the write-off of additional uncollectible customer accounts receivable during the third quarter of 2015, as discussed under "Operations" below, along with additional depreciation expense and a realized gain on the sale of available-for-sale securities at SJG during the third quarter of 2014 that did not recur in 2015.

•
Economic Earnings from the wholesale energy operations at SJRG for the three months ended September 30, 2015 increased $2.9 million to a net loss of $2.5 million due primarily to higher daily trading margins as discussed under "Gross Margin - Energy Group" below.

Economic Earnings for the nine months ended September 30, 2015 decreased $17.0 million to $55.8 million compared with the same period in 2014 primarily as a result of the following:

•
Economic Earnings from on-site energy production at Marina for the nine months ended September 30, 2015 decreased $16.3 million to $4.8 million due primarily to the impact of a reduction in the carrying amount of an investment at one of Energenic's operating subsidiaries, of which Marina has a 50% equity interest (see Note 5 to the condensed consolidated financial statements). Also contributing to the decrease is the timing of the investment tax credits available on renewable energy facilities as compared to the prior year.

•
Economic Earnings from the wholesale energy operations at SJRG for the nine months ended September 30, 2015 decreased $3.0 million to $2.8 million due primarily to lower daily trading margins and lower storage volumes sold as discussed under "Gross Margin - Energy Group" below.

•
Economic Earnings from the gas utility operations at SJG for the nine months ended September 30, 2015 increased $1.9 million to $44.4 million due primarily to the settlement of SJG's base rate case, continued investment in SJG's accelerated infrastructure programs and customer growth over the prior year. This was partially offset by the write-off of additional uncollectible customer accounts receivable, primarily in the third quarter of 2015, and higher depreciation and interest expense resulting from continued investment in utility property, plant and equipment.

The following table presents a reconciliation of our income from continuing operations and earnings per share from continuing operations to Economic Earnings and Economic Earnings per share for the three and nine months ended September 30 (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(Loss) Income from Continuing Operations	$(12,532)	$(4,276)	$54,662	$53,636
Minus/Plus:
Unrealized Mark-to-Market Losses on Derivatives	7,560	936	2,670	18,816
Realized (Gains)/Losses on Inventory Injection Hedges	15	(29)	52	391
Net Loss from Affiliated Companies (A)	—	—	(1,524)	—
Other (B)	(25)	(25)	(75)	(75)
Economic Earnings	$(4,982)	$(3,394)	$55,785	$72,768

Earnings per Share from Continuing Operations (C)	$(0.18)	$(0.07)	$0.80	$0.81
Minus/Plus:
Unrealized Mark-to-Market Losses on Derivatives	0.11	0.02	0.04	0.29
Net Loss from Affiliated Companies (A)	—	—	(0.02)	—
Economic Earnings per Share	$(0.07)	$(0.05)	$0.82	$1.10

The effect of derivative instruments not designated as hedging instruments under GAAP in the condensed consolidated statements of income (see Note 12 to the condensed consolidated financial statements) is as follows (gains (losses) in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Losses on energy related commodity contracts	$(11,992)	$(1,633)	$(4,014)	$(30,429)
(Losses) gains on interest rate contracts	(435)	202	(192)	(103)
Total before income taxes	(12,427)	(1,431)	(4,206)	(30,532)
Income taxes (D)	4,971	584	1,683	12,472
Total after income taxes	(7,456)	(847)	(2,523)	(18,060)
Unrealized mark-to-market losses on derivatives held by affiliated companies, net of tax (D)	(104)	(89)	(147)	(756)
Total unrealized mark-to-market losses on derivatives	(7,560)	(936)	(2,670)	(18,816)
Realized (losses) gains on inventory injection hedges, net of tax (D)	(15)	29	(52)	(391)
Net Loss from Affiliated Companies (A)	—	—	1,524	—
Other (B)	25	25	75	75
Total reconciling items between income (losses) from continuing operations and economic earnings	$(7,550)	$(882)	$(1,123)	$(19,132)

(A) Resulting from a reserve for uncollectible accounts recorded by an Energenic subsidiary that owns and operates a central energy center and energy distribution system for a hotel, casino and entertainment complex in Atlantic City, New Jersey (see Note 5 to the condensed consolidated financial statements). In prior periods this charge was being excluded from Economic Earnings until the total economic impact of the proceedings were realized. During the second quarter of 2015, the Company, through its investment in Energenic, reduced the carrying value of the investment in this project. As such, this charge is now being included in Economic Earnings for the nine months ended September 30, 2015.

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

The following tables summarize the composition of selected gas utility operations data for the three and nine months ended September 30 (in thousands, except for degree day data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Utility Throughput – decatherms (dt):
Firm Sales -
Residential	1,499	1,407	18,788	17,425
Commercial	593	544	4,944	4,026
Industrial	113	18	378	208
Cogeneration & Electric Generation	781	273	1,277	828
Firm Transportation -
Residential	141	169	1,933	2,463
Commercial	920	643	5,292	5,175
Industrial	2,760	3,105	8,777	9,774
Cogeneration & Electric Generation	1,840	4,143	4,918	7,332

Total Firm Throughput	8,647	10,302	46,307	47,231

Interruptible Sales	—	—	20	—
Interruptible Transportation	346	258	998	964
Off-System Sales	2,031	2,489	8,652	6,007
Capacity Release	16,018	11,958	45,008	42,617

Total Throughput - Utility	27,042	25,007	100,985	96,819

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Utility Operating Revenues:
Firm Sales -
Residential	$25,986	$24,149	$238,571	$184,436
Commercial	7,616	7,489	54,726	44,939
Industrial	1,032	278	4,154	2,945
Cogeneration & Electric Generation	2,619	1,487	4,907	5,148
Firm Transportation -
Residential	1,533	1,886	12,360	14,741
Commercial	4,292	3,577	22,769	21,540
Industrial	5,888	6,240	17,488	19,214
Cogeneration & Electric Generation	947	3,350	3,943	6,924

Total Firm Revenues	49,913	48,456	358,918	299,887

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interruptible Sales	—	—	298	2
Interruptible Transportation	312	311	1,076	1,170
Off-System Sales	5,586	10,032	35,682	33,998
Capacity Release	2,460	1,840	5,118	4,688
Other	363	313	1,012	911
	58,634	60,952	402,104	340,656
Less: Intercompany Sales	(1,127)	(196)	(2,772)	(668)
Total Utility Operating Revenues	57,507	60,756	399,332	339,988
Less:
Cost of Sales - Utility (Excluding depreciation)	21,808	23,205	191,683	150,905
Conservation Recoveries*	1,648	3,453	18,772	19,171
RAC Recoveries*	2,281	2,021	6,842	6,064
EET Recoveries*	769	1,128	2,816	3,179
Revenue Taxes	164	153	952	764
Utility Margin**	$30,837	$30,796	$178,267	$159,905

Margin:
Residential	$17,628	$15,462	$131,731	$111,533
Commercial and Industrial	11,631	9,529	56,613	46,986
Cogeneration and Electric Generation	1,270	1,566	3,650	4,013
Interruptible	19	9	103	43
Off-System Sales & Capacity Release	670	625	2,748	1,745
Other Revenues	889	609	2,144	1,720
Margin Before Weather Normalization & Decoupling	32,107	27,800	196,989	166,040
CIP Mechanism	(1,822)	2,721	(20,218)	(6,698)
EET Mechanism	552	275	1,496	563
Utility Margin**	$30,837	$30,796	$178,267	$159,905

Degree Days:	3	26	3,343	3,288

*Represents expenses for which there is a corresponding credit in operating revenues.  Therefore, such recoveries have no impact on SJG's financial results.
**Utility Margin is further defined under the caption "Margin - Gas Utility Operations" below.

Throughput - Gas Utility Operations - Total gas throughput increased 2.0 MMdts and 4.2 MMdts during the three and nine months ended September 30, 2015, respectively, compared with the same periods in 2014. Capacity release increased 4.1 MMdts and 2.4 MMdts during the three and nine months ended September 30, 2015, respectively, as the market for long-haul capacity increased during the third quarter, thereby increasing throughput for both the quarter and year-to-date. The increase in Off-System sales (OSS) was primarily related to opportunities created on the interstate pipeline as a result of extremely cold weather in the northeast region of the country during the first quarter of 2015, which contributed to a 2.6 MMdts increase on a year-to-date basis over 2014.

Firm throughput decreased 1.7 MMdts and 0.9 MMdts during the three and nine months ended September 30, 2015, respectively, compared with the same periods in 2014. This was the result of a significant decrease in transportation of commodity to a cogeneration facility during the third quarter of 2015, compared to the same period in 2014, as reflected under "Firm Transportation - Cogeneration & Electric Generation" in the Throughput table above. During the third quarter of 2014, this facility had a disruption in its alternate supply of natural gas and turned to SJG to meet its operating needs. That disruption has since been remedied, resulting in lower firm transportation throughput in 2015.
Conservation Incentive Program (CIP) - Gas Utility Operations - The effects of the CIP on net income of the gas utility operations for the three and nine months ended September 30, 2015 and 2014 and the associated weather comparisons are as follows ($’s in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Income Impact:
CIP – Weather Related	$—	$—	$(7.3)	$(5.7)
CIP – Usage Related	(1.1)	1.6	(4.7)	1.7
Total Net Income Impact	$(1.1)	$1.6	$(12.0)	$(4.0)

Weather Compared to 20-Year Average	n/a	n/a	14.7% Colder	13.4% Colder
Weather Compared to Prior Year	n/a	n/a	1.7% Colder	8.9% Colder

Operating Revenues  - Gas Utility Operations - Revenues decreased $3.2 million, or 5.3% during the three months ended September 30, 2015 compared with the same period in the prior year, after eliminating intercompany transactions, due to lower OSS, partially offset by higher firm sales. Lower OSS unit volume, coupled with lower unit prices, resulted in a $4.4 million decrease in OSS revenues during the three months ended September 30, 2015, compared with the same period in 2014. However, the impact of changes in OSS activity does not have a material impact on the earnings of SJG, as SJG is required to return 85% of the profits of such activity to its ratepayers. Earnings from OSS can be seen in the "Margin" table above.

Total firm revenue increased $1.5 million for the three months ended September 30, 2015, as a result of a 22.1% increase in SJG’s rate for natural gas recoveries, effective October 1, 2014. This increased revenue by approximately $2.5 million during the three months ended September 30, 2015, compared to the same period in 2014. While changes in natural gas costs and Basic Gas Supply Service (“BGSS”) recoveries fluctuate from period to period, SJG does not profit from the sale of the commodity. Therefore, fluctuations in Operating Revenue and Cost of Sales, such as those caused by the recovery of an incremental $2.5 million in gas costs during the third quarter of 2015, did not impact on SJG’s profitability. Also contributing to higher firm revenue was the addition of 6,893 customers compared with the same period in 2014. Partially offsetting the increase in firm revenues was a significant decrease in transportation service to a cogeneration facility during the third quarter of 2015, compared to the same period in 2014. During the third quarter of 2014, this facility had a disruption in its alternate supply of natural gas and turned to SJG to meet its operating needs. That disruption has since been remedied, resulting in lower firm transportation revenue in 2015.
Revenues increased $59.3 million, or 17.4%, during the nine months ended September 30, 2015 compared with the same period in the prior year, after eliminating intercompany transactions, due to higher firm sales and OSS. Total firm revenue increased $59.0 million for the nine months ended September 30, 2015, as a result of the settlement of SJG’s base rate case and a 22.1% increase in SJG’s rate for natural gas recoveries, both effective October 1, 2014. These two events increased revenue by approximately $15.5 million and $37.4 million, respectively, during the nine months ended September 30, 2015, compared to the same period in 2014. As previously stated, SJG does not profit from the sale of commodity; therefore, the recovery of an incremental $37.4 million in gas costs during 2015 has no impact on SJG’s profitability. Also contributing to higher revenue were 2.5% colder weather and the addition of 6,893 additional customers compared with the same period in 2014. While colder weather increased firm sales revenue, the revenue increase has little impact on SJG profitability under the operation of the Conservation Incentive Program, as discussed below under the captions, “Conservation Incentive Program (CIP) - Gas Utility Operations” and Margin - Gas Utility Operations.”

Higher OSS unit volume, partially offset by lower unit prices, resulted in a $1.7 million increase in OSS revenues during the nine months ended September 30, 2015, compared with the same period in 2014. Extremely cold weather in the northeast region of the country lead to greater demand during the first quarter of 2015, creating opportunity for SJG to increase revenue from such sales. However, the impact of changes in OSS activity does not have a material impact on the earnings of SJG, as SJG is required to return 85% of the profits of such activity to its ratepayers. Earnings from OSS can be seen in the “Margin” table above.
Operating Revenues - Energy Group -  Combined revenues for the Energy Group, net of intercompany transactions, increased $19.2 million, or 43.3%, to $63.6 million, and $33.1 million, or 15.2%, to $251.5 million for the three and nine months ended September 30, 2015, respectively, compared with the same periods in 2014.

Revenues from retail gas operations at SJE, net of intercompany transactions, decreased $7.1 million, or 37.6%, and $27.6 million, or 29.0%, for the three and nine months ended September 30, 2015, respectively, compared with the same periods in 2014. Excluding the change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $4.5 million and $3.2 million, revenues decreased $2.6 million, or 13.9%, and $24.4 million, or 25.6%, for the three and nine months ended September 30, 2015, respectively, compared with the same periods in 2014.

A summary of SJE's retail gas revenue is as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
SJE Retail Gas Revenue	$11.8	$18.9	$(7.1)	$67.6	$95.2	$(27.6)
Add: Unrealized Losses (Subtract: Unrealized Gains)	4.3	(0.2)	4.5	3.3	0.1	3.2
SJE Retail Gas Revenue, Excluding Unrealized Losses (Gains)	$16.1	$18.7	$(2.6)	$70.9	$95.3	$(24.4)

The decrease in revenues for the three and nine months ended September 30, 2015 compared with the same periods in 2014 was mainly due to a 31.8% and 38.6%, respectively, decrease in the average monthly New York Mercantile Exchange (NYMEX) settle price. Also contributing to the nine month period decrease is a 3.0% decrease in sales volumes compared with the same period in 2014. Sales volumes totaled 18,464,278 and 19,040,688 dekatherms for the nine months ended September 30, 2015 and 2014, respectively.

Revenues from retail electric operations at SJE, net of intercompany transactions, increased $13.4 million, or 45.9%, and $11.6 million, or 12.3%, for the three and nine months ended September 30, 2015, respectively, compared with the same periods in 2014. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $(0.3) million and $(1.1) million, revenues increased $13.1 million, or 44.7%, and $10.5 million, or 11.0%, for the three and nine months ended September 30, 2015, respectively, compared with the same periods in 2014.

A summary of revenues from retail electric operations at SJE is as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
SJE Retail Electric Revenue	$42.6	$29.2	$13.4	$106.3	$94.7	$11.6
Add: Unrealized Losses (Subtract: Unrealized Gains)	(0.2)	0.1	(0.3)	(0.3)	0.8	(1.1)
SJE Retail Electric Revenue, Excluding Unrealized Losses (Gains)	$42.4	$29.3	$13.1	$106.0	$95.5	$10.5

The increase in revenues from retail electric operations at SJE as defined above for the three months and nine months ended September 30, 2015 compared with the same periods in 2014 was mainly due to a 33.9% and 18.7% increase in sales volumes, respectively. Partially offsetting the nine month comparative period change was a 9.1% decrease in the average monthly sales price, which was driven by a lower average Locational Marginal Price (LMP) per megawatt hour. SJE uses forward financial contracts to mitigate commodity price risk on fixed price electric contracts. In accordance with GAAP, the forward financial contracts are recorded at fair value, with changes in fair value recorded in earnings in the period of change. The related customer contracts are not considered derivatives and, therefore, are not recorded in earnings until the electricity is delivered. As a result, earnings are subject to volatility as the market price of the forward financial contracts change, even when the underlying hedged value of the customer contract is unchanged. Over time, gains or losses on the sale of the fixed price electric under contract will be offset by losses or gains on the forward financial contracts, resulting in the realization of the profit margin expected when the transactions were initiated. The retail electric operations at SJE serve both fixed and market-priced customers.

Revenues from wholesale energy operations at SJRG, net of intercompany transactions, increased $12.9 million and $49.2 million for the three and nine months ended September 30, 2015, respectively, compared with the same periods in 2014. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $6.0 million and $(28.5) million and adjusting for the change in realized gains and losses on all hedges attributed to inventory injection transactions of $0.1 million and $(0.5) million to align them with the related cost of inventory in the period of withdrawal, revenues from the wholesale energy operations at SJRG increased $19.0 million and $20.2 million for the three and nine months ended September 30, 2015, respectively, compared with the same periods in 2014.

A summary of revenues from wholesale energy operations at SJRG is as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
SJRG Revenue	$9.3	$(3.6)	$12.9	$77.5	$28.3	$49.2
Add: Unrealized Losses (Subtract: Unrealized Gains)	7.8	1.8	6.0	1.0	29.5	(28.5)
Add: Realized Losses (Subtract: Realized Gains) on Inventory Injection Hedges	—	(0.1)	0.1	0.1	0.6	(0.5)
SJRG Revenue, Excluding Unrealized Losses (Gains) and Realized Losses (Gains) on Inventory Injection Hedges	$17.1	$(1.9)	$19.0	$78.6	$58.4	$20.2

The increase in revenues from the wholesale energy operations at SJRG as defined above for the three and nine months ended September 30, 2015 compared with the same periods in 2014 was due mainly to revenues earned on a gas supply contract with an electric generation facility that began operations in the second half of 2014. Partially offsetting the nine month comparative period change was a 19.0% decrease in storage volumes sold. As discussed in Note 1 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K for the year ended December 31, 2014, revenues and expenses related to the energy trading activities of the wholesale energy operations at SJRG are presented on a net basis in Operating Revenues – Nonutility on the condensed consolidated income statement.

Operating Revenues - Energy Services -  Combined revenues for Energy Services, net of intercompany transactions, increased $2.6 million, or 15.3%, to $19.9 million, and $3.4 million, or 7.1%, to $50.9 million for the three and nine months ended September 30, 2015, respectively, compared with the same periods in 2014.
Revenues from on-site energy production at Marina, net of intercompany transactions, increased $2.7 million, or 17.9%, and $3.6 million, or 9.1%, for the three and nine months ended September 30, 2015, respectively, compared with the same periods in 2014. primarily due to several new renewable energy projects that began operations over the past twelve months, along with higher prices on solar renewable energy credits (SRECs) compared to the previous year.

Revenues from appliance service operations at SJESP, net of intercompany transactions, did not change significantly for the three and nine months ended September 30, 2015, respectively, compared with the same periods in 2014.

Margin - Gas Utility Operations - The gas utility operations margin is defined as natural gas revenues less natural gas costs, regulatory rider expenses and related volumetric and revenue-based energy taxes. SJG believes that margin provides a more meaningful basis for evaluating utility operations than revenues since natural gas costs, regulatory rider expenses and related energy taxes are passed through to customers and, therefore, have no effect on margin. Natural gas costs are charged to operating expenses on the basis of therm sales at the prices approved by the New Jersey Board of Public Utilities (BPU) through SJG’s BGSS clause.

Total margin was relatively flat at $30.8 million for each of the three month periods ended September 30, 2015 and 2014, as residential, commercial and industrial margin increased in 2015, offset by the CIP tracking mechanism as discussed below. Total margin increased $18.4 million, or 11.5% for the nine months ended September 30, 2015 compared with the same period in 2014. The increase is primarily due to increases in rates as a result of the settlement of SJG's base rate case effective October 1, 2014 which increased margin by approximately $15.5 million for the nine months ended September 30, 2015, compared with the same period in 2014. In addition, SJG added 6,893 customers over the 12-month period ended September 30, 2015, contributing approximately $2.3 million in additional margin during the nine months ended September 30, 2015, compared with the same period of 2014.
The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. As reflected in the margin and CIP tables above, the CIP mechanism reduced margin by $1.8 million, or $1.1 million after taxes, for the three month period ended September 30, 2015, primarily due to higher customer usage. The CIP mechanism protected $2.7 million, or $1.6 million after taxes, of margin for the three months ended September 30, 2014, that would have been lost due to lower customer usage.

The CIP mechanism reduced margin by $20.2 million, or $12.0 million after taxes, and $6.7 million, or $4.0 million after taxes, during the nine month periods ended September 30, 2015 and 2014, respectively, primarily due to weather that was colder than average. Also, during the nine month period ended September 30, 2015, higher customer usage contributed $7.8 million, or $4.7 million after taxes to the reduction in margin noted above.

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

Gross Margin - Energy Group - For the three and nine months ended September 30, 2015, combined gross margins for Energy Group decreased $5.0 million to a loss of $10.0 million and increased $24.3 million to $20.2 million, respectively, compared with the same periods in 2014. These changes were primarily due to the following:

•
Gross margin from SJE’s retail gas and other operations decreased $4.6 million to a loss of $3.5 million and $3.4 million to $2.3 million for the three and nine months ended September 30, 2015, respectively, compared with the same periods in 2014. Excluding the change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $4.5 million and $3.2 million, gross margin decreased $0.1 million and $0.2 million for the three and nine months ended September 30, 2015, respectively, compared with the same periods in 2014. These three and nine month comparative period changes were not significant. Excluding the impact of the unrealized gains/losses discussed above, gross margin as a percentage of Operating Revenues did not change significantly for the three and nine months ended September 30, 2015, respectively, compared with the same periods in 2014.

•
Gross margin from SJE’s retail electric operations increased $0.6 million to $2.1 million and $1.5 million to $4.7 million for the three and nine months ended September 30, 2015, respectively, compared with the same periods in 2014. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $(0.3) million and $(1.1) million, gross margins increased $0.3 million and $0.4 million for the three and nine months ended September 30, 2015, respectively, compared with the same periods in 2014. These three and nine month comparative period changes were not significant. Excluding the impact of the unrealized gains/losses discussed above, gross margin as a percentage of Operating Revenues did not change significantly for the three and nine months ended September 30, 2015 compared with the same periods in 2014.

•
Gross margin from the wholesale energy operations at SJRG decreased $0.8 million to a loss of $8.6 million and increased $26.4 million to $13.2 million for the three and nine months ended September 30, 2015, respectively, compared with the same periods in 2014. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $6.0 million and $(28.5) million and adjusting for the change in realized gains and losses on all hedges attributed to inventory injection transactions of $0.1 million and $(0.5) million to align them with the related cost of inventory in the period of withdrawal as discussed above, gross margin for the wholesale energy operations at SJRG increased $5.3 million and decreased $2.6 million for the three and nine months ended September 30, 2015, respectively, compared with the same periods in 2014. The increase in gross margin for the three months ended September 30, 2015 compared with the same period in 2014 was due mainly to higher margins on daily energy trading activities. The decrease in gross margin for the nine months ended September 30, 2015 compared with the same period in 2014 was due mainly to lower margins on daily energy trading activities in the first quarter of 2015, along with a decrease in storage volumes sold.

The wholesale energy operations at SJRG expects to continue to add incremental margin from marketing and related opportunities in the Marcellus region, capitalizing on its established presence in the area. Future margins could fluctuate significantly due to the volatile nature of wholesale gas prices. As of September 30, 2015, the wholesale energy operations had 9.1 Bcf of storage and 484,073 dts/day of transportation under contract.

Gross Margin - Energy Services - For the three and nine months ended September 30, 2015, combined gross margins for Energy Services increased $2.4 million to $16.3 million and $4.3 million to $42.1 million, respectively, compared with the same periods in 2014. These changes were primarily due to the following:

•
Gross margin from on-site energy production at Marina increased $2.3 million to $15.1 million and $4.3 million to $38.7 million for the three and nine months ended September 30, 2015, respectively, compared with the same periods in 2014 mainly due to several new higher margin renewable energy projects that began operations over the past twelve months, along with higher prices on solar renewable energy credits (SRECs) compared to the previous year. Gross margin as a percentage of Operating Revenues did not change significantly for the three and nine months ended September 30, 2015, respectively, compared with the same periods in 2014

•	Gross margin from appliance service operations at SJESP did not change significantly for the three and nine months ended September 30, 2015 compared with the same periods in 2014.

Operating Expenses - A summary of net changes in operations expense for the three and nine months ended September 30, follows (in thousands):

	Three Months Ended September 30, 2015 vs. 2014	Nine Months Ended September 30, 2015 vs. 2014
Gas Utility Operations	$2,017	$6,902
Nonutility:
Energy Group:
Wholesale Energy Operations	392	1,807
Retail Gas and Other Operations	(86)	(312)
Retail Electric Operations	(185)	(133)
Subtotal Energy Group	121	1,362
Energy Services:
On-Site Energy Production	1,113	1,236
Appliance Service Operations	(98)	(139)
Subtotal Energy Services	1,015	1,097
Total Nonutility	1,136	2,459
Intercompany Eliminations and Other	58	(489)
Total Operations Expense	$3,211	$8,872

Operations - Gas utility operations expense increased $2.0 million and $6.9 million for the three and nine months ended September 30, 2015, respectively, compared with the same periods in 2014.  The increase primarily resulted from the write-off of additional uncollectible customer accounts receivable during the third quarter of 2015 at SJG, as a result of an increase in the aging of receivables following a very cold winter season. Changes in the uncollectible reserve are the result of fluctuations in levels of customer accounts receivables balances. Accounts receivable was higher as of September 30, 2015 due to higher customer billing rates, as approved by the BPU effective October 1, 2014, in addition to customer growth over the 12-month period ended September 30, 2015.

Nonutility operations expense increased $1.1 million and $2.5 million for the three and nine months ended September 30, 2015, respectively, compared with the same periods in 2014 primarily due to additional personnel, governance and compliance costs incurred to support continued growth.

Maintenance - Maintenance expense increased $0.9 million and $2.4 million during the three and nine months ended September 30, 2015, respectively, compared with the same periods in 2014 primarily due to the BPU-approved amortization and recovery of previously deferred maintenance costs, primarily those associated with a federally mandated pipeline integrity management program. These amortizations are being recovered through an offsetting amount in revenues.

Depreciation - Depreciation increased $2.4 million and $6.1 million during the three and nine months ended September 30, 2015, respectively, compared with the same periods in 2014 due primarily to the increased investment in property, plant and equipment by the gas utility operations of SJG and on-site energy production at Marina.

Energy and Other Taxes - The change in energy and other taxes for the three and nine months ended September 30, 2015 compared with the same periods in 2014 was not significant.

Other Income and Expense - Other income and expense decreased $1.2 million and $2.4 million for the three and nine months ended September 30, 2015, respectively, compared with the same periods in 2014 due primarily to a realized gain on the sale of available-for-sale securities at SJG during the third quarter of 2014 that did not recur in 2015. Also contributing to the nine month comparative period decrease is a settlement of litigation at SJEX in the second quarter of 2014 that did not recur in 2015.

Interest Charges – Interest charges increased $1.3 million and $3.5 million for the three and nine months ended September 30, 2015, respectively, compared with the same periods in 2014 primarily due to higher amounts of long-term debt outstanding at SJI and SJG, along with lower capitalization of interest costs on construction at the gas utility operations of SJG during 2015. This was a result of the roll-in of capital investments under SJG's Accelerated Infrastructure Replacement Program (AIRP) into base rates effective October 1, 2014 and a lower allowance for debt funds used during construction as a result of placing two major technology systems in service during the fourth quarter of 2014. AIRP investments are approved by the BPU to accrue interest on construction until such time they are rolled into base rates.

Income Taxes – Income tax benefit increased $2.6 million for the three months ended September 30, 2015 compared with the same period in 2014 due primarily to a higher loss before income taxes, offset by a lower effective tax rate due to a projected increase in the investment tax credits available on renewable energy facilities at Marina. Income taxes went from a $6.0 million benefit for the nine months ended September 30, 2014 to a $2.4 million expense for the nine months ended September 30, 2015 due primarily to higher income before income taxes, along with a higher effective tax rate due to the timing of the investment tax credits available on renewable energy facilities at Marina.

Equity in Loss of Affiliated Companies – Equity in loss of affiliated companies decreased $2.6 million for the three months ended September 30, 2015 compared with the same period in 2014 due primarily to a reserve for uncollectible accounts established at one of Energenic's operating subsidiaries during the third quarter of 2014 that did not recur in 2015. Equity in loss of affiliated companies increased $14.2 million for the nine months ended September 30, 2015 compared with the same period in 2014 due primarily to the 2015 reduction in the carrying amount of an investment in the Energenic subsidiaries that operate the central energy center for a hotel, casino and entertainment complex in Atlantic City, New Jersey (see Note 5 to the condensed consolidated financial statements), partially offset by a reserve for uncollectible accounts established at one of Energenic's operating subsidiaries during the third quarter of 2014 that did not recur in 2015.

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

Cash Flows from Operating Activities — Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $151.9 million and $109.0 million in the first nine months of 2015 and 2014, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries.  Operating activities in the first nine months of 2015 produced more net cash than the same period in 2014 primarily as a result of higher collections of gas costs under the BGSS at the utility that were deferred in 2014 as a result of the extremely cold weather experienced during the 2014 winter. This benefit was partially offset by a $15.0 million pension contribution made by SJI as a result of a decline in the discount rate and new mortality tables released at the end of 2014, both of which negatively impacted the funding status of the pension plans. No such contribution was made in 2014. The Company strives to keep its pension plans fully funded. When factors such as lesser than expected asset performance and/or declining discount rates negatively impact the funding status of the plans, the Company increases its contributions to supplant that funding shortfall.

Cash Flows from Investing Activities — SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. Net cash outflows for investing activities, which are primarily construction projects, for the first nine months of 2015 and 2014 amounted to $240.9 million and $208.4 million, respectively. We estimate the net cash outflows for investing activities for fiscal years 2015, 2016 and 2017 at SJI to be approximately $373.3 million, $381.3 million and $521.6 million, respectively. The high level of investing activities for 2015, 2016 and 2017 is due to a combination of the AIRP and a major pipeline project to support an electric generation facility, both at SJG.  Also contributing to the high level of investing activities are anticipated solar projects at Marina and SJI Midstream investments. The Company expects to use short-term borrowings under lines of credit from commercial banks and the commercial paper program to finance these investing activities as incurred. From time to time, the Company may refinance the short-term debt with long-term debt.

In support of its risk management activities, the Company is required to maintain margin accounts with selected counterparties as collateral for its forward contracts, swap agreements, options contracts and futures contracts. These margin accounts are included in Restricted Investments or Margin Account Liability, depending upon the value of the related contracts (the change in the Margin Account Liability is reflected in cash flows from Operating Activities) on the condensed consolidated balance sheets. The required amount of restricted investments changes on a daily basis due to fluctuations in the market value of the related outstanding contracts and is difficult to predict. Margin posted by the Company decreased by $22.9 million in the first nine months of 2015, compared with an increase of $4.8 million in the same period of 2014.

During the first nine months of 2015 and 2014, the Company received net repayments from unconsolidated affiliates of $4.4 million and $1.3 million, respectively.

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

Credit facilities and available liquidity as of September 30, 2015 were as follows (in thousands):

Company	Total Facility	Usage		Available Liquidity	Expiration Date
SJG:
Commercial Paper Program/Revolving Credit Facility	$200,000	$89,900	(A)	$110,100	May 2018
Uncommitted Bank Lines	10,000	—		10,000	Various

Total SJG	210,000	89,900		120,100

SJI:

Revolving Credit Facility	400,000	270,200	(B)	129,800	February 2018

Total SJI	400,000	270,200		129,800

Total	$610,000	$360,100		$249,900

(A) Includes letters of credit outstanding in the amount of $0.6 million.
(B) Includes letters of credit outstanding in the amount of $8.1 million.

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary the SJI facilities can also be used to support SJG’s liquidity needs. All committed facilities contain one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreements), measured on a quarterly basis. SJI and SJG were in compliance with these covenants as of September 30, 2015. Borrowings under these credit facilities are at market rates. The weighted average borrowing cost, which changes daily, was 1.03% and 0.83% at September 30, 2015 and 2014, respectively.  Average borrowings outstanding under these credit facilities, not including letters of credit, during the nine months ended September 30, 2015 and 2014 were $310.8 million and $291.6 million, respectively. The maximum amounts outstanding under these credit facilities, not including letters of credit, during the nine months ended September 30, 2015 and 2014 were $432.4 million and $390.7 million, respectively. Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business’ future liquidity needs.

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

In August 2015, SJG retired $10.0 million aggregate principal amount of 5.387% Medium Term Notes at maturity.

In September 2015, SJG issued $80.0 million of long-term debt under a $200.00 million aggregate syndicated bank term facility. The total outstanding amount under this facility as of September 30, 2015 was $139.0 million.
Also in September, SJG redeemed early $0.1 million of the $25.0 million aggregate principal amount variable rate demand bonds that were issued in September 2008. SJG had previously spent all but $0.1 million of the debt proceeds and was permitted under the debt agreement to utilize those remaining funds to redeem the debt early.

SJI raises equity capital through its Dividend Reinvestment Plan (DRP). Shares of common stock offered by the DRP have been issued directly by SJI from its authorized but unissued shares of common stock. SJI raised $9.7 million and $29.1 million of equity capital through the DRP during the nine months ended September 30, 2015 and 2014, respectively.

SJI’s capital structure was as follows:

	As of September 30, 2015	As of December 31, 2014
Equity	40.9%	42.6%
Long-Term Debt	43.9%	46.2%
Short-Term Debt	15.2%	11.2%
Total	100.0%	100.0%

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

COMMITMENTS AND CONTINGENCIES:

Environmental Remediation - Costs for remediation projects, net of insurance reimbursements, for the first nine months of 2015 and 2014 amounted to net cash outflows of $10.9 million and $4.8 million, respectively. Total net cash outflows for remediation projects are expected to be $17.7 million, $41.3 million and $24.0 million for 2015, 2016 and 2017, respectively.  As discussed in Notes 10 and 15 to the Consolidated Financial Statements in Item 8 of SJI’s 10-K for the year ended December 31, 2014, certain environmental costs are subject to recovery from insurance carriers and ratepayers.

Standby Letters of Credit - As of September 30, 2015, SJI provided $8.1 million of standby letters of credit through its revolving credit facility to enable SJE to market retail electricity and for various construction and operating activities. SJG provided a $0.6 million letter of credit under its revolving credit facility to support the remediation of environmental conditions at certain locations in SJG's service territory. The Company also provided $87.6 million of additional letters of credit under separate facilities outside of the revolving credit facilities to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system and to finance Marina's initial thermal plant project.

Contractual Obligations - There were no significant changes to the Company’s contractual obligations described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K for the year ended December 31, 2014, except for (a) commodity supply purchase obligations, which increased approximately $160.1 million due to the addition of a 15-year gas supply contract which began in September 2015 at SJG; (b) long-term debt, which increased due to the issuance of $80.0 million under an aggregate syndicated bank term facility at SJG; and (c) construction obligations, which increased $35.0 million in total since December 31, 2014 due to solar projects entered into at Marina.

Off-Balance Sheet Arrangements – An off-balance sheet arrangement is any contractual arrangement involving an unconsolidated entity under which the Company has either made guarantees, or has certain other interests or obligations.

The Company has recorded a liability of $0.6 million which is included in Other Noncurrent Liabilities with a corresponding increase in Investment in Affiliates on the condensed consolidated balance sheets as of September 30, 2015 for the fair value of the following guarantees:

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

•
In December 2013, SJI entered into agreements to guarantee certain obligations of WCLE, SC Landfill Energy, LLC, SX Landfill Energy, LLC, FC Landfill Energy, LLC, and AC Landfill Energy, LLC (collectively, the "Landfills"), unconsolidated joint ventures in which Marina has a 50% equity interest through Energenic. The Landfills have entered into long-term debt agreements which run through 2020. Although unlikely, SJI could be liable through the guarantees for 50% of the outstanding debt along with any interest related to the debt in the event the Landfills do not meet minimum specified levels of operating performance and no mitigating action is taken, or the Landfills are unable to meet certain financial obligations as they become due. As of September 30, 2015, 50% of the currently outstanding debt is $8.2 million.

•
In May 2012, UMM Energy Partners, LLC (UMM), a wholly-owned subsidiary of Energenic, in which Marina has a 50% equity interest, entered into a 30-year contract with a public university to build, own and operate a combined heating, cooling and power system for its main campus in New Jersey. The system commenced commercial operations in September 2013. SJI has guaranteed certain obligations of UMM under the operating and lease agreements between UMM and the university, for the terms of the agreements, commencing with the first year of operations. As of September 30, 2015, SJI has guaranteed up to $2.4 million. This amount is adjusted each year based upon the Consumer Price Index. SJI and its partner in this joint venture have entered into reimbursement agreements that secure reimbursement for SJI of a proportionate share of any payments made by SJI on these guarantees. SJI holds variable interests in UMM but is not the primary beneficiary.

•
As of September 30, 2015, SJI had issued $5.7 million of parental guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable our subsidiary to market retail natural gas.

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

As a result, management of the Company and Energenic have evaluated the carrying value of the investment in this project and a related note receivable. Based on the current situation, the Company recorded a $7.7 million (net of tax) non-cash charge to earnings during the second quarter of 2015 due to the reduction in the carrying value of the investment in this project recorded by Energenic. This charge is included in Equity in Loss of Affiliated Companies for the nine months ended September 30, 2015 on the condensed consolidated statements of income.

As of September 30, 2015, the Company, through its investment in Energenic, had a remaining net asset of approximately $2.0 million included in Investment in Affiliates on the condensed consolidated balance sheets related to the project. In addition, the Company had approximately $13.9 million included in Notes Receivable - Affiliate on the condensed consolidated balance sheets, due from Energenic, which is secured by certain assets of the central energy center. This note is subject to a reimbursement agreement that secures reimbursement for the Company, from its joint venture partner, of a proportionate share of any amounts that are not repaid.

Management will continue to monitor the situation surrounding the complex and will evaluate the carrying value of the investment and the note receivable as future events occur.

Pending Litigation — The Company is subject to claims arising in the ordinary course of business and other legal proceedings. The Company has been named in, among other actions, certain product liability claims related to our former sand mining subsidiary. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $3.2 million and $2.9 million related to all claims in the aggregate as of September 30, 2015 and December 31, 2014, respectively. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

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

SJI has entered into certain contracts to buy, sell, and transport natural gas and to buy and sell retail electricity. SJI recorded a net pre-tax unrealized loss of $12.0 million and $1.6 million in earnings during the three months ended September 30, 2015 and 2014, respectively, and a net pre-tax unrealized loss of $4.0 million and $30.4 million during the nine months ended September 30, 2015 and 2014, respectively, which are included with realized losses in Operating Revenues — Nonutility.

The fair value and maturity of these energy-related contracts determined under the mark-to-market method as of September 30, 2015 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 -3 Years	Maturity Beyond 3 Years	Total
Prices actively quoted	$9,952	$39	$—	$9,991
Prices provided by other external sources	22,960	4,343	48	27,351
Prices based on internal models or other valuation methods	27,624	12,637	71	40,332

Total	$60,536	$17,019	$119	$77,674

Liabilities
Source of Fair Value	Maturity <1 Year	Maturity 1 -3 Years	Maturity Beyond 3Years	Total
Prices actively quoted	$27,713	$6,797	$26	$34,536
Prices provided by other external sources	19,826	924	—	20,750
Prices based on internal models or other valuation methods	39,267	15,448	282	54,997

Total	$86,806	$23,169	$308	$110,283

•
NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Volumes of our NYMEX contracts included in the table above under "Prices actively quoted" are 21.8 million dekatherms (dts) with a weighted average settlement price of $3.43 per dt.

•
Basis represents the differential to the NYMEX natural gas futures contract for delivering gas to a specific location Volumes of our basis contracts, along with volumes of our discounted index related purchase and sales contracts included in the table above under "Prices provided by other external sources" and "Prices based on internal models or other valuation methods" are 226.3 million dts with a weighted average settlement price of $(1.20) per dt.

•
Fixed Price Gas Daily represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Volumes of our Fixed Price Gas Daily contracts included in the table above under "Prices provided by other external sources" are 11.1 million dts with a weighted average settlement price of $3.25 per dt.

•	Volumes of electric included in the table above under "Prices based on internal models or other valuation methods" are 0.1 million mwh with a weighted average settlement price of $44.73 per mwh.

A reconciliation of SJI’s estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Liabilities, January 1, 2015	$(30,397)
Contracts Settled During Nine Months Ended September 30, 2015, Net	25,591
Other Changes in Fair Value from Continuing and New Contracts, Net	(27,803)

Net Derivatives — Energy Related Liabilities, September 30, 2015	$(32,609)

Interest Rate Risk — Our exposure to interest-rate risk relates to short-term and long-term variable-rate borrowings. Variable-rate debt outstanding, including short-term and long-term debt, at September 30, 2015 was $667.5 million and averaged $559.1 million during the first nine months of 2015. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $3.4 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2014 - 1 b.p. decrease; 2013 - 16 b.p. decrease; 2012 - 9 b.p. decrease; 2011 - 33 b.p. increase; and 2010 – 13 b.p. decrease.  At September 30, 2015, our average interest rate on variable-rate debt was 1.10%.

We typically issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable rate, long-term debt. As of September 30, 2015, the interest costs on $697.4 million of our long-term debt was either at a fixed rate or hedged via an interest rate derivative.

As of September 30, 2015, SJI’s active interest rate swaps were as follows:

Amount	Fixed Interest Rate	Start Date	Maturity	Type	Obligor
$14,500,000	3.905%	3/17/2006	1/15/2026	Tax-exempt	Marina
$500,000	3.905%	3/17/2006	1/15/2026	Tax-exempt	Marina
$330,000	3.905%	3/17/2006	1/15/2026	Tax-exempt	Marina
$7,100,000	4.895%	2/1/2006	2/1/2016	Taxable	Marina
$12,500,000	3.430%	12/1/2006	2/1/2036	Tax-exempt	SJG
$12,500,000	3.430%	12/1/2006	2/1/2036	Tax-exempt	SJG

Credit Risk - As of September 30, 2015, approximately $8.8 million, or 11.4%, of the current and noncurrent Derivatives – Energy Related Assets are transacted with one counterparty. This counterparty has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assigned to SJI in the event of default by the counterparty.

As of September 30, 2015, SJRG had $91.0 million of Accounts Receivable under sales contracts. Of that total, 79.0% were with regulated utilities or companies rated investment-grade or guaranteed by an investment-grade-rated parent or were with companies where we have a collateral arrangement or insurance coverage. The remainder of the Accounts Receivable were within approved credit limits.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2015. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company are effective.

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act, during the fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101
The following financial statements from South Jersey Industries’ Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2015, filed with the Securities and Exchange Commission on November 5, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Balance Sheets and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

SOUTH JERSEY INDUSTRIES, INC.
(Registrant)

Dated:	November 5, 2015	By:	/s/ Stephen H. Clark
Stephen H. Clark
Chief Financial Officer
(Principal Financial Officer)