Form 10-K
period 2015-12-31
SOUTH JERSEY INDUSTRIES INC
filed 2016-02-29
CIK 91928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2015 was $1,687,786,543. As of February 15, 2016, there were 71,130,732 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference:
In Part III of Form 10-K:  Portions of the registrant's definitive proxy statement filed for the registrant's 2016 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

South Jersey Industries, Inc.

Forward Looking Statements

Certain statements contained in this Annual Report on Form 10-K may qualify as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Report should be considered forward-looking statements made in good faith by South Jersey Industries (SJI or the Company) and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, or any other of the Company's documents or oral presentations, words such as “anticipate,” “believe,” “expect,” “estimate,” “forecast,” “goal,” “intend,” “objective,” “plan,” “project,” “seek,” “strategy” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements. These risks and uncertainties include, but are not limited to the risks set forth under “Risk Factors” in Part I, Item 1A of this Report and elsewhere throughout this Report. These cautionary statements should not be construed by you to be exhaustive and they are made only as of the date of this Report. While the Company believes these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, SJI undertakes no obligation to update or revise any of its forward-looking statements whether as a result of new information, future events or otherwise.

Available Information

The Company's Internet address is www.sjindustries.com. We make available free of charge on or through our website SJI's Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). The SEC maintains an Internet site that contains these reports at http://www.sec.gov. Also, copies of SJI's annual report will be made available, free of charge, upon written request. The content on any web site referred to in this filing is not incorporated by reference into this Report unless expressly noted otherwise.

Units of Measurement

For Natural Gas:
1 Bcf	= One billion cubic feet
1dt	= One decatherm
1 MMdts	= One million decatherms
dts/d	= Decatherms per day
MDWQ	= Maximum daily withdrawal quantity
For Electric:
1 MMMWh	= One million megawatt hours
1 MWh	= One megawatt hour

South Jersey Industries, Inc.
Part I

PART I

Item 1. Business
Description of Business

The registrant, South Jersey Industries, Inc. (SJI or the Company), a New Jersey corporation, was formed in 1969 for the purpose of owning and holding all of the outstanding common stock of South Jersey Gas Company, a public utility, and acquiring and developing non-utility lines of business.

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

•
South Jersey Resources Group, LLC (SJRG) markets natural gas storage, commodity and transportation assets along with fuel management services on a wholesale basis in the mid-Atlantic, Appalachian and southern states.

•	South Jersey Exploration, LLC (SJEX) owns oil, gas and mineral rights in the Marcellus Shale region of Pennsylvania.

•
Marina Energy LLC (Marina) develops and operates on-site energy-related projects, a natural gas fueled combined heating, cooling and power facility, landfill gas-fired electric production facilities and solar-generation sites.

•
South Jersey Energy Service Plus, LLC (SJESP) services residential and small commercial HVAC systems, installs small commercial HVAC systems, provides plumbing services and services appliances under warranty via a subcontractor arrangement as well as on a time and materials basis.

•
SJI Midstream, LLC (Midstream) was formed in 2014 to invest in infrastructure and other midstream projects, including a current project to build a 100-mile natural gas pipeline in Pennsylvania and New Jersey.

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

South Jersey Industries, Inc.
Part I

Sources and Availability of Raw Materials

South Jersey Gas Company

Transportation and Storage Agreements

SJG has direct connections to the interstate pipeline systems of both Transcontinental Gas Pipe Line Company, LLC (Transco) and Columbia Gas Transmission, LLC (Columbia). During 2015, SJG purchased and had delivered approximately 44.8 million decatherms (MMdts) of natural gas for distribution to both on-system and off-system customers and for injections into storage. Of this total, 28.1 MMdts were transported on the Transco pipeline system while 16.7 MMdts were transported on the Columbia pipeline system. Moreover, during 2015 third-party suppliers delivered 30.4 MMdts to SJG's system on behalf of end use customers behind SJG's city gate stations. SJG also secures other long-term services from Dominion Transmission, Inc. (Dominion), a pipeline upstream of the Transco and Columbia systems. Services provided by Dominion are utilized to deliver gas into either the Transco or Columbia systems for ultimate delivery to SJG. Services provided by all of the above-mentioned pipelines are subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC).  Unless otherwise indicated, our intentions are to renew or extend these service agreements before they expire.

Transcontinental Gas Pipeline (Transco):

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

Of the 297,958 dts/d of Transco services mentioned above, SJG has released a total of 49,041 dts/d of its market area FT service.  These releases were made in association with SJG's Conservation Incentive Program (CIP) discussed further under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".  In addition, SJG released a total of 50,000 dts/d of its long-haul FT as part of Asset Management Agreements (AMA). The AMA-related releases are discussed below under “Gas Supplies”. In addition, SJG released a total of 30,000 dts/d of its long-haul FT as an Off-System Sale capacity release.

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

Dominion:

SJG subscribes to a firm storage service from Dominion, under its Rate Schedule GSS.  This storage has an MDWQ of 10,000 dts during the period between November 16 and March 31 of each winter season, with an associated total storage capacity of 423,000 dts.  Gas withdrawn from Dominion GSS storage is delivered through both the Dominion and Transco (Leidy Line) pipeline systems for delivery to SJG service territory.  The primary term of this agreement extends through March 31, 2019.

South Jersey Industries, Inc.
Part I

Columbia:

SJG subscribes to four firm transportation agreements with Columbia which provide for an aggregate of 104,022 dts/d with the term of 9,000 dts/d of this capacity extending through October 31, 2017 while the term of 45,022 dts/d of this deliverability extends through October 31, 2019. The remaining 50,000 dts/d continues through October 31, 2030. SJG released 8,671 dts/d of this amount to SJRG in conjunction with its Conservation Incentive Program (CIP) thereby reducing the combined availability of firm transportation on the Columbia system to 95,351 dts/d. In addition, SJG released a total of 20,000 dts/d of this capacity to a gas marketer as part of an AMA leaving a net of 75,351 dts/d available to SJG. This AMA-related release is further discussed below under “Gas Supplies.”

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

Gas Supplies

During 2015, SJG entered into an AMA with a gas marketer which extends through March 31, 2016. Under this agreement SJG released to the marketer its firm transportation rights equal to 30,000 dts/d of transportation capacity on Transco. The marketer manages this capacity and provides SJG with up to 30,000 dts/d of firm deliverability each day through March 31, 2016. The marketer's intent was to optimize the capacity released to them under this AMA and pay SJG a monthly asset management fee.

Also during 2015, SJG entered into two additional AMA's with two separate gas marketers which both extend through October 31, 2016. Under these agreements, SJG has released to each of the marketers firm transportation rights equal to 10,000 dts/d of transportation capacity on Transco. The marketers manage their respective capacity and provide SJG with up to 10,000 dts/d each of firm deliverability everyday through October 31, 2016. The marketers will seek to optimize the capacity released to them under these AMA's and pay SJG a one-time asset management fee.

Also during 2015, SJG entered into two further AMA's with two separate gas marketers which both also extend through October 31, 2016. Under these agreements, SJG has released to each of the marketers firm transportation rights equal to 10,000 dts/d of transportation capacity on Columbia. The marketers manage their respective capacity and provide SJG with up to 10,000 dts/d each of firm deliverability everyday through March 31, 2016. The marketers will seek to optimize the capacity released to it under these AMA's and pay SJG a one-time asset management fee.

In 2011, SJG entered into a long-term gas purchase agreement with a gas producer, the primary term of which extends through October 31, 2019. The maximum daily quantities (MDQ) available for purchase under this agreement initially start at 6,250 dts/d and ratchet up to an MDQ of 25,000 dts/d. Gas purchased from this producer will be sourced in the Appalachian supply areas and delivered into the Columbia pipeline system for delivery to SJG.

As part of its gas purchasing strategy, SJG uses financial contracts to hedge against forward price risk. These contracts are recoverable through SJG’s Basic Gas Supply Service Clause (BGSS), subject to the New Jersey Board of Public Utilities (BPU) approval.

Supplemental Gas Supplies

During 2015, SJG purchased Liquefied Natural Gas (LNG) from two separate third party LNG suppliers. This LNG was purchased as a supply source to replenish SJG's LNG inventory at its storage facility, located in McKee City, NJ. SJG purchased LNG from one supplier during the 2014-15 winter season, and from a second supplier during the 2015 summer season and the 2015-16 winter season.

South Jersey Industries, Inc.
Part I

SJG operates peaking facilities which can store and vaporize LNG for injection into its distribution system. SJG's LNG facility has a storage capacity equivalent to 434,300 dts of natural gas and has an installed capacity to vaporize up to 118,250 dts of LNG per day for injection into its distribution system.

Peak-Day Supply

SJG plans for a winter season peak-day demand on the basis of an average daily temperature of 2 degrees Fahrenheit (F). Gas demand on such a design day for the 2015-2016 winter season is estimated to be 503,873 dts (excluding industrial customers). SJG projects that it has adequate supplies and interstate pipeline entitlements to meet its design requirements. SJG experienced its highest peak-day demand for calendar year 2015 of 507,219 dts (including industrial customers) on February 15, while experiencing an average temperature of 10.1 degrees F that day.

Natural Gas Prices

SJG's average cost of natural gas purchased and delivered in 2015, 2014 and 2013, including demand charges, was $4.71 per dt, $6.56 per dt and $4.81 per dt, respectively.

South Jersey Energy Company

Transportation and Storage Agreements - Natural Gas

Access to gas suppliers and cost of gas are significant to the operations of SJE. No material part of the business of SJE is dependent upon a single customer or a few customers. SJE purchases delivered gas only, primarily from SJRG. Consequently, SJE maintains no transportation or storage agreements.

Electric Supply

Due to the liquidity in the market, SJE primarily purchases delivered electric in the day-ahead and real-time markets through regional transmission organizations.

South Jersey Resources Group

Transportation and Storage Agreements

National Fuel Gas Supply Corporation:

SJRG has multiple storage service agreements with National Fuel Gas Supply Corporation (National Fuel). Two contracts totaling 2,581,420 dts of capacity have evergreen provisions that extend year to year.  One additional contract covering 224,576 dts of storage capacity extends through March 31, 2018, while a final contract covering 150,040 dts of capacity expires March 31, 2023.

SJRG holds long-term firm transportation agreements with National Fuel associated with the above-mentioned agreements. Under these agreements, National Fuel will provide SJRG with a maximum daily injection transportation quantity of 16,947 dts/d with primary receipt points from Tennessee Gas Pipeline for delivery into storage, and 25,661 dts/d of maximum daily withdrawal transportation quantity, with a primary receipt point of storage and a primary delivery point of the Transcontinental Gas Pipeline.

Transcontinental Gas Pipeline (Transco):

SJRG has a storage agreement with Transco for storage service at Transco's WSS facility which expires in October 2017. Under this contract, up to 24,479 dts/d may be injected and up to 46,380 dts/d may be withdrawn. Total storage capacity under the agreement is 4,406,135 dts.

SJRG holds a firm transportation agreement with Transco which expires March 31, 2043. Under this agreement, Transco will provide SJRG with 10,000 dts/d of deliveries to New York and receipts at Leidy, PA.

South Jersey Industries, Inc.
Part I

Dominion Gas Transmission:

SJRG has a firm transportation agreement with Dominion which expires October 31, 2022. Under this agreement, Dominion will provide SJRG with 5,000 dts/d of deliveries to Leidy, PA and receipts at Lebanon, Ohio.

Columbia Gas Transmission:

SJRG holds a firm transportation agreement with Columbia. Under this evergreen agreement, Columbia provides receipts at Leach, Kentucky and deliveries of 14,714 dts/d to New Jersey. In addition, SJRG has 10,000 dts/d of Columbia capacity from New York to Maryland expiring October 31, 2018. SJRG also holds capacity ranging from 40,000/dth/d to 60,000 dth/d of receipts from Marcellus to Southern New Jersey expiring  October 31, 2030.

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

Columbia Gulf Transmission:

SJRG holds a firm transportation agreement with Columbia Gulf which expires October 31, 2019. Under this agreement, Columbia Gulf provides receipts in Louisiana with deliveries at Leach, Kentucky in the amount of 15,000 dts/d.

Tennessee Gas Transmission:

SJRG holds multiple firm transportation agreements with the Tennessee Gas Pipeline that have various deliveries and receipts in Pennsylvania and Louisiana.  The contract volumes range from 10,000 to 65,200 per contract and expire between October 31, 2016 and October 31, 2019.

Egan Storage:

SJRG holds a storage agreement with Egan Storage for service under Tetco’s FSS rate schedule.  Under this agreement, which expires March 31, 2016, Tetco provides SJRG with storage capacity of 500,000 dts.

Pine Prairie:

SJRG holds a storage agreement with Pine Prairie for service under Tetco’s FSS rate schedule.  Under this agreement, which expires March 31, 2016, Tetco provides SJRG with storage capacity of 500,000 dts.

Gas Supplies

              SJRG has entered into several long-term natural gas supply agreements to purchase a minimum of 626,500 dts/d and up to 796,250 dts/d, depending upon production levels, for terms ranging from three to ten years at index-based prices.

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

Customers

No material part of the Company's business is dependent upon a single customer or a few customers, the loss of which would be expected to have a material adverse effect on SJI's performance on a consolidated basis.

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

South Jersey Industries, Inc.
Part I

Research

During the last three fiscal years, neither SJI nor any of its subsidiaries engaged in research activities to any material extent.

Environmental Matters

Information on environmental matters for SJI and its subsidiaries can be found in Note 15 of the consolidated financial statements included under Item 8 of this Report.

Employees

SJI and its subsidiaries had a total of approximately 720 employees as of December 31, 2015. Of that total, approximately 320 employees are unionized. The Company has collective bargaining agreements with two unions that represent these employees: the International Brotherhood of Electrical Workers (IBEW) Local 1293 and the International Association of Machinists and Aerospace Workers (IAM) Local 76.  SJG and SJESP employees represented by the IBEW operate under collective bargaining agreements that run through February 2017. The remaining unionized employees are represented by the IAM and operate under collective bargaining agreements that run through August 2017.

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

•
Warm weather, high commodity costs, or customer conservation initiatives could result in reduced demand for some of SJI's energy products and services. SJI's utility currently has a conservation incentive program clause that protects its revenues and gross margin against usage that is lower than a set level. Should this clause be terminated without replacement, lower customer energy utilization levels would likely reduce SJI's net income. Further, during periods of warmer temperatures, demand and volatility in the natural gas market could decrease, which would negatively impact the Company's financial results.

South Jersey Industries, Inc.
Part I

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

•
Climate change legislation could impact SJI's financial performance and condition.  Climate change is receiving ever increasing attention from both scientists and legislators.  The debate is ongoing as to the extent to which our climate is changing, the potential causes of this change and its future impacts.  Some attribute global warming to increased levels of greenhouse gases, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. The outcome of federal and state actions to address global climate change could result in a variety of regulatory programs, including additional charges to fund energy efficiency activities or other regulatory actions.  These actions could affect the demand for natural gas and electricity, result in increased costs to our business and impact the prices we charge our customers. Because natural gas is a fossil fuel with low carbon content, it is possible that future carbon constraints could create additional demands for natural gas, both for production of electricity and direct use in homes and businesses.  Any adoption by federal or state governments mandating a substantial reduction in greenhouse gas emissions could have far-reaching and significant impacts on the energy industry.  We cannot predict the potential impact of such laws or regulations on our future consolidated financial condition, results of operations or cash flows.

•
SJI's wholesale commodity marketing and retail electric businesses are exposed to the risk that counterparties that owe money or energy to SJI will not be able to meet their obligations for operational or financial reasons. SJI could be forced to buy or sell commodity at a loss as a result of such failure. Such a failure, if large enough, could also impact SJI's liquidity.

•
Increasing interest rates would negatively impact the net income of SJI. Several of SJI's subsidiaries are capital intensive, resulting in the incurrence of significant amounts of debt financing. Some of the long-term debt of SJI and its subsidiaries is issued at fixed rates or has utilized interest rate swaps to mitigate changes in variable rates.  However, long-term debt of SJI at variable rates, along with all variable rate short-term borrowings, are exposed to the impact of rising interest rates.

•
The inability to obtain capital, particularly short-term capital from commercial banks, could negatively impact the daily operations and financial performance of SJI. SJI uses short-term borrowings under committed credit facilities provided by commercial banks to supplement cash provided by operations, to support working capital needs, and to finance capital expenditures, as incurred. SJG also relies upon short-term borrowings issued under a commercial paper program supported by a committed bank credit facility to support working capital needs, and to finance capital expenditures, as incurred. If the customary sources of short-term capital were no longer available due to market conditions, SJI and its subsidiaries may not be able to meet their working capital and capital expenditure requirements and borrowing costs could increase.

•
A downgrade in either SJI's or SJG's credit ratings could negatively affect our ability to access adequate and cost-effective capital. Our ability to obtain adequate and cost-effective capital depends to a significant degree on our credit ratings, which are greatly influenced by our financial condition and results of operations. If the rating agencies downgrade either SJI's or SJG's credit ratings, particularly below investment grade, our borrowing costs would increase. In addition, we would likely be required to pay higher interest rates in future financings and potential funding sources would likely decrease. To the extent that a decline in SJG's credit rating has a negative effect on SJI, SJI could be required to provide additional support to certain counterparties.

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

South Jersey Industries, Inc.
Part I

•
Transporting and storing natural gas involves numerous risks that may result in accidents and other operating risks and costs. SJI's gas distribution activities involve a variety of inherent hazards and operating risks, such as leaks, accidents, mechanical problems, natural disasters or terrorist activities which could cause substantial financial losses. In addition, these risks could result in loss of human life, significant damage to property, environmental pollution and impairment of operations, which in turn could lead to substantial losses. In accordance with customary industry practice, SJI maintains insurance against some, but not all, of these risks and losses. The occurrence of any of these events, even if fully covered by insurance, could adversely affect SJI's financial position, results of operations and cash flows.

•	Adverse results in legal proceedings could be detrimental to the financial condition of SJI. The outcomes of legal proceedings can be unpredictable and can result in adverse judgments.

•
Renewable energy projects at Marina receive significant benefit from tax and regulatory incentives. A significant portion of the expected return on investment of these renewable energy projects is dependent upon federal investment tax credits (ITCs) and the future market for renewable energy credits (RECs). The benefits from ITCs are typically available when the project is placed in service while the benefits from RECs are produced during the entire life of the project. As a result, earnings from existing projects would be adversely affected without a liquid REC market. In addition, the return on investment from new projects may not be as attractive if ITCs are not available and/or a liquid REC market ceases to exist.  Therefore, these projects are exposed to the risk that favorable tax and regulatory incentives expire or are adversely modified.

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

•
The risk of terrorism may adversely affect the economy as well as SJI's business. An act of terror could result in disruptions of natural gas supplies and cause instability in the financial and capital markets. This could adversely impact SJI's ability to deliver products or raise capital and could adversely impact its results of operations.

Item 1B. Unresolved Staff Comments

 None.

Item 2. Properties

The principal property of SJI consists of SJG's gas transmission and distribution systems that include mains, service connections and meters. The transmission facilities carry the gas from the connections with Transco and Columbia to SJG's distribution systems for delivery to customers. As of December 31, 2015, there were approximately 122.7 miles of mains in the transmission systems and 6,503 miles of mains in the distribution systems.

SJG owns approximately 154 acres of land in Folsom, New Jersey which is the site of SJI's corporate headquarters. Approximately 140 acres of this property is deed restricted. SJG also has office and service buildings at six other locations in its territory. There is a liquefied natural gas storage and vaporization facility at one of these locations.

As of December 31, 2015, SJG's utility plant had a gross book value of $2.2 billion and a net book value, after accumulated depreciation, of $1.8 billion. In 2015, $207.8 million was spent on additions to utility plant and there were retirements of property having an aggregate gross book cost of $17.8 million.

Virtually all of SJG's transmission pipeline, distribution mains and service connections are under streets or highways or on the property of others. The transmission and distribution systems are maintained under franchises or permits or rights-of-way, many of which are perpetual. SJG's properties (other than property specifically excluded) are subject to a lien of mortgage under which its first mortgage bonds are outstanding. We believe these properties are generally well maintained and in good operating condition.

Nonutility property and equipment with a net book value of $677.3 million consists primarily of Marina's energy projects.

Energy and Minerals Inc. (EMI) owns 235 acres of land in Vineland, New Jersey.

South Jersey Fuel, Inc., an inactive subsidiary, owns land in Deptford Township and owns real estate in Upper Township, New Jersey.

R&T Castellini, Inc., an inactive subsidiary, owns land and buildings in Vineland, New Jersey.

Item 3. Legal Proceedings

The Company is subject to claims arising in the ordinary course of business and other legal proceedings. The Company has been named in, among other actions, certain gas supply and capacity management contract disputes and certain product liability claims related to our former sand mining subsidiary. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $3.2 million and $2.9 million related to all claims in the aggregate as of December 31, 2015 and 2014, respectively. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

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

South Jersey Industries, Inc.
Part I

Name, age and position with the Company	Period Served

Michael J. Renna, Age 48
Chief Executive Officer	April 2015 - Present
Director	January 2014 - Present
President	January 2014 - Present
Chief Operating Officer	January 2014 - April 2015
Senior Vice President	January 2013 - January 2014
Vice President	January 2004 - December 2012

Jeffrey E. DuBois, Age 57
Executive Vice President	April 2015 - Present
Senior Vice President	January 2013 - April 2015
Vice President	January 2004 - December 2012

Stephen H. Clark, Age 57
Senior Vice President	April 2015 - Present
Chief Financial Officer	November 2013 - Present
Vice President	January 2013 - November 2013
Treasurer	January 2004 - April 2014

Kenneth A. Lynch, Age 50
Senior Vice President	April 2015 - Present
Chief Accounting Officer	January 2013 - Present
Assistant Vice President	July 2006 - December 2012

Kathleen A. McEndy, Age 62
Chief Administrative Officer	June 2015 - Present
Senior Vice President	April 2015 - Present
Chief Human Resources Officer	March 2013 - June 2015
Vice President	March 2013 - April 2015
Principal, The McEndy Group, LLC	January 2009 - March 2013

Gina M. Merritt-Epps, Age 48
Senior Vice President	April 2015 - Present
General Counsel and Corporate Secretary	May 2009 - Present

Gregory M. Nuzzo, Age 41
Senior Vice President	April 2015 - Present
Vice President	April 2014 - April 2015
Senior Vice President, South Jersey Energy Solutions	January 2013 - Present
Senior Vice President, South Jersey Resources Group	January 2013 - March 2014
Vice President, South Jersey Energy Solutions	January 2012 - December 2012
Vice President, South Jersey Resources Group	January 2010 - December 2012

David Robbins, Jr., Age 53
Senior Vice President	April 2015 - Present
Vice President	April 2014 - April 2015
Senior Vice President, South Jersey Energy Solutions	January 2013 - Present
Chief Operating Officer, South Jersey Energy Solutions	January 2013 - April 2014
Vice President, South Jersey Energy Solutions	April 2011 - December 2012
Treasurer & Secretary, South Jersey Energy Solutions	January 2010 - December 2012

South Jersey Industries, Inc.
Part II

PART II

Item 5. Market for the Registrant's Common Equity,

Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock and Related Information

Quarter Ended	Market Price Per Share*		Dividends	Quarter Ended	Market Price Per Share*		Dividends
			Declared				Declared
2015	High	Low	Per Share*	2014	High	Low	Per Share*

March 31	$30.37	$26.02	$0.251	March 31	$29.05	$25.89	$0.236
June 30	$27.66	$24.51	$0.251	June 30	$30.28	$27.21	$0.236
September 30	$26.09	$22.91	$0.251	September 30	$30.34	$26.13	$0.236
December 31	$27.34	$21.24	$0.264	December 31	$30.62	$26.50	$0.251
*All per share amounts were adjusted for all periods presented for the 2-for-1 stock split, effected in the form of a stock dividend, effective May 8, 2015. See Note 1 to the consolidated financial statements.

These quotations are based on the list of composite transactions of the New York Stock Exchange. Our stock is traded on the New York Stock Exchange under the symbol SJI. We have declared and expect to continue to declare regular quarterly cash dividends. As of December 31, 2015, the latest available date, our records indicate there were 6,745 shareholders of record.

Stock Performance Graph

The performance graph below illustrates a five-year comparison of cumulative total returns based on an initial investment of $100 in South Jersey Industries, Inc. common stock, as compared with the S&P 500 Stock Index and the S&P Utility Index for the five-year period through 2015.

This performance chart assumes:

•	$100 invested on December 31, 2010 in South Jersey Industries, Inc. common stock, in the S&P 500 Stock Index and in the S&P Utility Index; and

•	All dividends are reinvested.

South Jersey Industries, Inc.
Part II

	Dec-10	Dec-11	Dec-12	Dec-13	Dec-14	Dec-15
S&P 500	$100	$102	$118	$157	$178	$181
S&P Utilities	$100	$120	$121	$138	$177	$169
SJI	$100	$111	$101	$116	$126	$105

 Information required by this item is also found in Note 6 of the consolidated financial statements included under Item 8 of this Report.

SJI has a stated goal of increasing its dividend annually.

In 2015, non-employee members of SJI's Board of Directors received an aggregate of 26,338 shares of restricted stock, valued at that time at $769,333, as part of their compensation for serving on the Board.

Issuer Purchases of Equity Securities - There were no purchases by SJI of its own common stock during the year ended December 31, 2015.

South Jersey Industries, Inc.
Part II

Item 6. Selected Financial Data
2015 HIGHLIGHTS
Five-Year Summary of Selected Financial Data
(In Thousands Where Applicable)
South Jersey Industries, Inc. and Subsidiaries
Year Ended December 31,

	2015		2014	2013	2012	2011

Operating Results:
Operating Revenues	$959,568		$886,996	$731,421	$706,280	$828,560

Operating Income	$156,894		$127,603	$69,636	$109,898	$121,607

Income from Continuing Operations	$105,610		$97,628	$82,389	$92,776	$89,859
Discontinued Operations - Net (1)	(503)		(582)	(796)	(1,168)	(568)

Net Income	$105,107		$97,046	$81,593	$91,608	$89,291

Total Assets	$3,480,900		$3,349,425	$2,924,855	$2,631,440	$2,247,510

Capitalization:
Equity	$1,037,539		$932,432	$827,000	$736,214	$624,114
Long-Term Debt	1,006,394		859,491	680,400	601,400	424,213

Total Capitalization	$2,043,933		$1,791,923	$1,507,400	$1,337,614	$1,048,327

Ratio of Earnings to Fixed Charges (2)	3.8	x	3.8x	3.0x	5.1x	5.4x

Diluted Earnings Per Common Share (Based on Average Diluted Shares Outstanding) (3):
Continuing Operations	$1.53		$1.47	$1.29	$1.51	$1.50
Discontinued Operations - Net (1)	(0.01)		(0.01)	(0.01)	(0.02)	(0.01)

Diluted Earnings Per Common Share (3)	$1.52		$1.46	$1.28	$1.49	$1.49

Return on Average Equity (4)	10.7%		11.1%	10.5%	13.6%	15.0%

Share Data:
Number of Shareholders of Record	6.7		6.9	6.9	7.1	7.1
Average Common Shares (3)	68,735		66,278	63,978	61,488	60,000
Common Shares Outstanding at Year End (3)	70,966		68,334	65,430	63,306	60,424
Dividend Reinvestment Plan:
Number of Shareholders	5.2		5.2	5.2	4.8	4.4
Number of Participating Shares (3)	4,170		4,082	4,118	4,924	4,386
Book Value at Year End (3)	$14.62		$13.65	$12.64	$11.63	$10.33
Dividends Declared per Common Share (3)	$1.02		$0.96	$0.90	$0.83	$0.75
Market Price at Year End (3)	$23.52		$29.46	$27.98	$25.17	$28.41
Dividend Payout (3):

South Jersey Industries, Inc.
Part II

From Continuing Operations	66.4%		65.2%	69.9%	54.7%	50.1%
From Total Net Income	66.7%		65.6%	70.6%	55.4%	50.4%
Market-to-Book Ratio (3)	1.6	x	2.2x	2.2x	2.2x	2.7x
Price Earnings Ratio (3, 4)	15.4	x	20.0x	21.8x	16.7x	19.0x

Consolidated Economic Earnings (5)
Income from Continuing Operations	$105,610		$97,628	$82,389	$92,776	$89,859
Minus/Plus:
Unrealized Mark-to-Market Losses/(Gains) on Derivatives and Realized (Gains)/Losses on Inventory Injection Hedges	(5,012)		4,927	14,054	(865)	(2,876)
Net Loss from Affiliated Companies, Not Part of Ongoing Operations (6)	—		—	751	—	—
Unrealized Loss on Property, Plant and Equipment	—		—	—	1,402	—
Net Loss from Affiliated Companies (7)	(1,524)		1,524	—	—	—
Other (8)	(100)		(100)	(100)	—	—
Economic Earnings	$98,974		$103,979	$97,094	$93,313	$86,983

Earnings per Share from Continuing Operations (3)	$1.53		$1.47	$1.29	$1.50	$1.49
Minus/Plus:
Unrealized Mark-to-Market Losses/(Gains) on Derivatives and Realized (Gains)/Losses on Inventory Injection Hedges	(0.07)		0.07	0.21	(0.02)	(0.04)
Net Loss from Affiliated Companies, Not Part of Ongoing Operations (6)	—		—	0.01	—	—
Unrealized Loss on Property, Plant and Equipment	—		—	—	0.03	—
Net Loss from Affiliated Companies (7)	(0.02)		0.03	—	—	—
Economic Earnings per Share (3)	$1.44		$1.57	$1.51	$1.51	$1.45

(1)
Represents discontinued business segments: sand mining and distribution operations sold in 1996 and fuel oil operations with related environmental liabilities in 1986 (See Note 3 to Consolidated Financial Statements).

(2)	Calculated as Income from Continuing Operations before Income Taxes and Interest Expense divided by Total Fixed Charges, which consists of Interest Expense and Capitalized Interest.
(3)
All share and per share amounts were adjusted for all periods presented for the 2-for-1 stock split, effected in the form of a stock dividend, effective on May 8, 2015. See Note 1 to the consolidated financial statements.

(4)	Calculated based on Income from Continuing Operations.
(5)
This section includes the non-generally accepted accounting principles (“non-GAAP”) financial measures of Economic Earnings and Economic Earnings per share. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Report for a discussion regarding the use of non-GAAP financial measures.

(6)
Resulting from the termination of the contract at LVE Energy Partners, LLC to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada.

(7)
Resulting from a reserve for uncollectible accounts recorded by an Energenic subsidiary that owns and operates a central energy center and energy distribution system for a hotel, casino and entertainment complex in Atlantic City, New Jersey (see Note 7 to the consolidated financial statements). In 2014, this charge was excluded from Economic Earnings as the total economic impact of the proceedings had not been realized. During the second quarter of 2015, the Company, through its investment in Energenic, reduced the carrying value of the investment in this project. As such, this charge is now being included in Economic Earnings in 2015.

(8)
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

OVERVIEW - South Jersey Industries, Inc. (SJI or the Company) is an energy services holding company that provides a variety of products and services through the following wholly-owned subsidiaries:

South Jersey Gas Company (SJG)

SJG, a New Jersey corporation, is an operating public utility company engaged in the purchase, transmission and sale of natural gas for residential, commercial and industrial use. SJG also sells natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system and transports natural gas purchased directly from producers or suppliers to their customers. SJG contributed approximately 63.3% of SJI's net income on a consolidated basis in 2015.

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

SJG believes there is an ongoing transition of southern New Jersey's oceanfront communities from seasonal resorts to year round economies. In mainland communities, building expansions in the medical, education and retail sectors contributed to SJG's growth. At present, SJG serves approximately 71% of households within its territory with natural gas. SJG also serves southern New Jersey's diversified industrial base that includes processors of petroleum and agricultural products; chemical, glass and consumer goods manufacturers; and high technology industrial parks.

As of December 31, 2015, SJG served 373,100 residential, commercial and industrial customers in southern New Jersey, compared with 366,854 customers at December 31, 2014.  No material part of SJG's business is dependent upon a single customer or a few customers. Gas sales, transportation and capacity release for 2015 amounted to 136.8 MMdts (million dekatherms), of which 58.5 MMdts were firm sales and transportation, 1.3 MMdts were interruptible sales and transportation and 77.0 MMdts were off-system sales and capacity release. The breakdown of firm sales and transportation includes 45.0% residential, 21.8% commercial, 20.7% industrial, and 12.5% cogeneration and electric generation. As of December 31, 2015, SJG served 348,093 residential customers, 24,565 commercial customers and 442 industrial customers.  This includes 2015 net additions of 5,938 residential customers and 312 commercial customers.

SJG makes wholesale gas sales to gas marketers for resale and ultimate delivery to end users. These “off-system” sales are made possible through the issuance of the Federal Energy Regulatory Commission (FERC) Orders No. 547 and 636. Order No. 547 issued a blanket certificate of public convenience and necessity authorizing all parties, which are not interstate pipelines, to make FERC jurisdictional gas sales for resale at negotiated rates, while Order No. 636 allowed SJG to deliver gas at delivery points on the interstate pipeline system other than its own city gate stations and release excess pipeline capacity to third parties. During 2015, off-system sales amounted to 14.6 MMdts and capacity release amounted to 62.3 MMdts.

Supplies of natural gas available to SJG that are in excess of the quantity required by those customers who use gas as their sole source of fuel (firm customers) make possible the sale and transportation of gas on an interruptible basis to commercial and industrial customers whose equipment is capable of using natural gas or other fuels, such as fuel oil and propane. The term “interruptible” is used in the sense that deliveries of natural gas may be terminated by SJG at any time if this action is necessary to meet the needs of higher priority customers as described in SJG's tariffs. In 2015, usage by interruptible customers, excluding off-system customers, amounted to 1.3 MMdts, or approximately 1.0% of the total throughput.

South Jersey Industries, Inc.
Part II

South Jersey Energy Solutions, LLC

SJI groups its nonutility operations into two categories: Energy Group and Energy Services. Energy Group includes wholesale energy, retail gas and other, and retail electric operations. Energy Services includes on-site energy production and appliance service operations. SJI established South Jersey Energy Solutions, LLC (SJES) as a direct subsidiary for the purpose of serving as a holding company for all of SJI's non-utility businesses. The following businesses are wholly-owned subsidiaries of SJES:

South Jersey Energy Company (SJE)

SJE provides services for the acquisition and transportation of natural gas and electricity for retail end users and markets total energy management services. SJE markets natural gas and electricity to commercial and industrial customers. SJE will become active in the residential market for electricity beginning in March 2016 as a result of several municipal aggregation bids won in the second half of 2015. Most customers served by SJE are located within New Jersey, northwestern Pennsylvania and New England. In 2015, SJE incurred a net loss that reduced SJI's net income by less than 1.0% on a consolidated basis.

South Jersey Resources Group, LLC (SJRG)

SJRG markets natural gas storage, commodity and transportation assets along with fuel management services on a wholesale basis. Customers include energy marketers, electric and gas utilities, power plants and natural gas producers. SJRG's marketing activities occur mainly in the mid-Atlantic, Appalachian and southern regions of the country.

SJRG also conducts price risk management activities by entering into a variety of physical and financial transactions including forward contracts, swap agreements, option contracts and futures contracts. In 2015, SJRG contributed approximately 20.2% of SJI's net income on a consolidated basis.

South Jersey Exploration, LLC (SJEX)

SJEX owns oil, gas and mineral rights in the Marcellus Shale region of Pennsylvania. SJEX is a wholly-owned subsidiary of SJES and is also considered part of SJI's wholesale energy operations. In 2015, SJEX contributed approximately 1.4% of SJI's net income on a consolidated basis.

Marina Energy LLC (Marina)

Marina develops and operates on-site energy-related projects. Marina's largest wholly-owned operating project provides cooling, heating and emergency power to the Borgata Hotel Casino & Spa in Atlantic City, NJ.  Marina also owns numerous solar generation projects.

Marina's other projects include a 50% equity interest in Energenic-US, LLC (Energenic). Energenic develops, owns and operates on-site energy projects such as thermal facilities, combined heat and power facilities, landfill gas-fired electric production facilities and solar projects. On December 31, 2015, Energenic, Marina and its joint venture partner entered into two Equity Distribution and Purchase Agreements, pursuant to which Marina became the sole owner of eight of the Energenic projects and its joint venture partner became the sole owner of seven other Energenic projects.  The project entities that are now wholly owned by Marina are ACB Energy Partners, LLC (ACB), AC Landfill Energy, LLC (ACLE), BC Landfill Energy, LLC (BCLE), SC Landfill Energy, LLC (SCLE), SX Landfill Energy, LLC (SXLE), MCS Energy Partners, LLC (MCS), NBS Energy Partners, LLC (NBS) & SBS Energy Partners, LLC (SBS).

ACB owns and operates a natural gas fueled combined heating, cooling and power facility located in Atlantic City, New Jersey.

ACLE, BCLE, SCLE and SXLE own and operate landfill gas-fired electric production facilities in Atlantic, Burlington, Salem and Sussex Counties located in New Jersey.

MCS, NBS and SBS own and operate solar-generation sites located in New Jersey.

In 2015, Marina contributed approximately 14.7% of SJI's net income on a consolidated basis.

South Jersey Industries, Inc.
Part II

South Jersey Energy Service Plus, LLC (SJESP)

SJESP services residential and small commercial HVAC systems, installs small commercial HVAC systems, provides plumbing services and services appliances under warranty via a subcontractor arrangement as well as on a time and materials basis. SJESP serves southern New Jersey where it is one of the largest local HVAC service company's with nearly 25 experienced technicians. SJESP receives a commission on all new and renewed service contracts and is paid a fee to service those warranty contracts. In 2015, SJESP contributed less than 1.0% of SJI's net income on a consolidated basis.

Other

SJI Midstream, LLC owns a 20% equity investment in PennEast Pipeline Company, LLC, through which SJI, along with other investors, expect to construct an approximately 100-mile natural gas pipeline that will extend from Northeastern Pennsylvania into New Jersey, estimated to be completed in 2017.

Energy & Minerals, Inc. (EMI) principally manages liabilities associated with its discontinued operations of nonutility subsidiaries.

Primary Factors Affecting SJI's Business

SJI's stated long-term goals are to: 1) Grow Economic Earnings to $150 million by 2020; 2) Improve the quality of earnings; 3) Strengthen the balance sheet; and 4) Maintain a low-to-moderate risk profile. Management established those goals in conjunction with SJI's Board of Directors based upon a number of different internal and external factors that characterize and influence SJI's current and expected future activities.

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

Customer Growth - Southern New Jersey, our primary area of operations, has not been immune to the issues impacting the new housing market nationally. Residential new construction, especially higher density, multi-family units, continues to improve slowly. Net customers for SJG grew 1.7% for 2015 as SJG continues its focus on customer conversions.  In 2015, the 5,802 consumers converting their homes and businesses from other heating fuels, such as electric, propane or oil, represented approximately 66% of the total new customer acquisitions for the year.  In comparison, conversions over the past five years averaged 5,195 annually.  Customers in our service territory typically base their decisions to convert on comparisons of fuel costs, environmental considerations and efficiencies.  As such, SJG began a comprehensive partnership with the State's Office of Clean Energy to educate consumers on energy efficiency and to promote the rebates and incentives available to natural gas users.

Regulatory Environment - SJG is primarily regulated by the New Jersey Board of Public Utilities (BPU). The BPU sets the rates that SJG charges its rate-regulated customers for services provided and establishes the terms of service under which SJG operates. SJG expects the BPU to continue to set rates and establish terms of service that will enable SJG to obtain a fair and reasonable return on capital invested. The BPU approved a Conservation Incentive Program (CIP) effective October 1, 2006, discussed in greater detail under "Results of Operations", that protects SJG's net income from severe fluctuations in gas used by residential, commercial and small industrial customers. In addition, in February 2013, the BPU issued an Order approving the Accelerated Infrastructure Replacement Program (AIRP), a $141.2 million program to replace cast iron and unprotected bare steel mains and services over a four-year period, with annual investments of approximately $35.3 million. SJG earns a return on AIRP investments until they are included in rate base in future base rate proceedings. The BPU also issued an Order in August 2014 approving the Storm Hardening and Reliability Program (SHARP), a $103.5 million program to replace low-pressure distribution mains and services with high-pressure mains and services on the barrier islands over a three-year period, with annual investments of approximately $34.5 million.  SJG earns a return on SHARP investments until they are included in rate base through annual rate adjustments.

South Jersey Industries, Inc.
Part II

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

Changes in Natural Gas, Electricity and Solar Renewable Energy Credit (SREC) Prices - The utility's gas costs are passed on directly to customers without any profit margin added by SJG. The price the utility charges its periodic customers is set annually, with a regulatory mechanism in place to make limited adjustments to that price during the course of a year. In the event that gas cost increases would justify customer price increases greater than those permitted under the regulatory mechanism, SJG can petition the BPU for an incremental rate increase. High prices can make it more difficult for SJG's customers to pay their bills and may result in elevated levels of bad-debt expense. Among our nonutility activities, the business most likely to be impacted by changes in natural gas prices is our wholesale gas marketing business. Wholesale gas marketing typically benefits from volatility in gas prices during different points in time. The actual price of the commodity does not typically have an impact on the performance of this business line.  Our ability to add and retain customers at our retail marketing business is affected by the relationship between the price that the utility charges customers for gas or electric and the cost available in the market at specific points in time.  However, retail marketing accounts for a very small portion of SJI's overall activities. Marina Energy’s SREC portfolio typically benefits from increases in individual SREC spot markets for any current or future energy year.  Positive spot market movement affords Marina a potential opportunity to sell open production and improve upon or solidify future SREC revenue streams for particular SREC products.

Fuel Supply Management - SJRG has acquired pipeline transportation capacity that allows SJRG to match end users, many of which are merchant generators, with producers looking to find a long-term solution for their supply. We currently have eight fuel supply management transactions under contract and expect to continue expanding this business.

Midstream Investments - Design, engineering and environmental assessments continue moving forward on a natural gas pipeline in Pennsylvania and New Jersey. In September 2015, Midstream, along with other partners in the project, submitted an application to FERC for a permit to proceed with construction. The requested Certificate of Public Convenience and Necessity would authorize PennEast, of which Midstream has a 20% equity interest, to construct, install, own, operate and maintain this pipeline. We expect to make additional investments in similar midstream projects.

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

Labor and Benefit Costs - Labor and benefit costs have a significant impact on SJI's profitability. Benefit costs, especially those related to pension and health care, have risen in recent years. We seek to manage these costs by revising health care plans offered to existing employees, capping postretirement health care benefits, and changing health care and pension packages offered to new hires. We expect savings from these changes to gradually increase as new hires replace retiring employees. Our workforce totaled approximately 720 employees at the end of 2015, of which approximately 320 are unionized.

Balance Sheet Strength - Our goal is to maintain a strong balance sheet. Our average equity-to-capitalization ratio was approximately 42% as calculated for the four quarters of 2015 as compared with 44% in 2014. A strong balance sheet assists us in maintaining the financial flexibility necessary to take advantage of growth opportunities and to address volatile economic and commodity markets while maintaining a low-to-moderate risk platform.

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

South Jersey Industries, Inc.
Part II

Regulatory Accounting - SJI's largest subsidiary, SJG, maintains its accounts according to the Uniform System of Accounts as prescribed by the BPU. As a result of the ratemaking process, SJG is required to follow Financial Accounting Standards Board (FASB) ASC Topic 980 - “Regulated Operations.”  SJG is required under Topic 980 to recognize the impact of regulatory decisions on its financial statements. SJG is required under its Basic Gas Supply Service (BGSS) clause to forecast its natural gas costs and customer consumption in setting its rates. Subject to BPU approval, SJG is able to recover or return the difference between gas cost recoveries and the actual costs of gas through a BGSS charge to customers. SJG records any over/under recoveries as a regulatory asset or liability on the consolidated balance sheets and reflects them in the BGSS charge to customers in subsequent years. SJG also enters into derivatives that are used to hedge natural gas purchases. The offset to the resulting derivative assets or liabilities is recorded as a regulatory asset or liability on the consolidated balance sheets. See additional detailed discussions on Rates and Regulatory Actions in Note 10 to the consolidated financial statements.

Derivatives - SJI recognizes assets or liabilities for contracts that qualify as derivatives that are entered into by its subsidiaries when such contracts are executed. We record contracts at their fair value in accordance with FASB ASC Topic 815 - “Derivatives and Hedging.”  We record changes in the fair value of the effective portion of derivatives qualifying as cash flow hedges, net of tax, in Accumulated Other Comprehensive Loss and recognize such changes in the income statement when the hedged item affects earnings. Changes in the fair value of derivatives not designated as hedges are recorded in earnings in the current period. Currently we do not have any energy-related derivative instruments designated as cash flow hedges. Hedge accounting has been discontinued for the remaining interest rate derivatives. As a result, unrealized gains and losses on these derivatives, that were previously recorded in Accumulated Other Comprehensive Loss on the consolidated balance sheets, are being recorded into earnings over the remaining life of the derivative. These derivatives will mature in 2026.

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

A subsequent decrease in discount rates in 2014, coupled with lower than expected returns on plan assets and the impact of new mortality tables released by the Society of Actuaries in late 2014, resulted in a $7.6 million increase in the cost of providing such benefits in 2015. Management took measures to mitigate this increase by contributing an aggregate of $26.0 million to its pension and postretirement healthcare plans in January 2015. These contributions provided for a $1.9 million incremental earnings credit partially offsetting the expense, resulting in a net increase in retirement benefit costs of $5.7 million in 2015.

During 2015, a combination of factors resulted in lowering the Company’s expected cost of providing pension and other postretirement healthcare costs in 2016. These include increasing discount rates and updated mortality tables released by the Society of Actuaries again in late 2015. Further, the Company changed the structure of its postretirement healthcare plan for retirees to provide them with a fixed contribution to a healthcare reimbursement account and allowing them to obtain coverage from healthcare exchanges, rather than utilizing the company-provided healthcare plan. These positive factors are partially offset by lower than expected returns on plan assets due to poor performance in the equity markets in 2015. As a result of these factors, the Company is estimating a $1.1 million net decrease in the cost of providing these benefits in 2016.

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

SJRG presents revenues and expenses related to its energy trading activities on a net basis in Operating Revenues - Nonutility in the statements of consolidated income consistent with GAAP. This net presentation has no effect on operating income or net income.

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

RATES AND REGULATION - As a public utility, SJG is subject to regulation by the BPU. Additionally, the Natural Gas Policy Act, which was enacted in November 1978, contains provisions for Federal regulation of certain aspects of SJG's business. SJG is affected by Federal regulation with respect to transportation and pricing policies applicable to pipeline capacity from Transcontinental Gas Pipe Line Company, LLC (SJG's major supplier), Columbia Gas Transmission, LLC and Dominion Transmission, Inc., since such services are provided under rates and terms established under the jurisdiction of the FERC. SJG's retail sales are made under rate schedules within a tariff filed with, and subject to the jurisdiction of, the BPU. These rate schedules provide primarily for either block rates or demand/commodity rate structures. SJG's primary rate mechanisms include base rates, the Basic Gas Supply Service Clause (BGSS), Accelerated Infrastructure Programs, Energy Efficiency Tracker (EET) and the Conservation Incentive Program (CIP).

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

South Jersey Industries, Inc.
Part II

The effects of the CIP on SJG's net income for the last three years and the associated weather comparisons were as follows ($'s in millions):

	2015	2014	2013
Net Income Impact:
CIP - Weather Related	$0.9	$(4.7)	$(0.3)
CIP - Usage Related	(1.9)	2.0	3.4
Total Net Income Impact	$(1.0)	$(2.7)	$3.1

Weather Compared to 20-Year Average	3.1% warmer	7.5% colder	0.6% colder
Weather Compared to Prior Year	9.6% warmer	4.6% colder	20.6% colder

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

Earnings accrued and payments received under the CIP are limited to a level that will not cause SJG's return on equity to exceed 9.75% (excluding earnings from off-system gas sales and certain other tariff clauses) and CIP recoveries are limited by the annualized savings attained from reducing gas supply and storage assets.

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

SJRG competes in the wholesale natural gas market against a wide array of competitors on a cost competitive, term of service, and reliability basis. SJRG has been a reliable energy provider in this arena for 20 years.

Marina competes with other companies that develop and operate similar types of on-site energy production. Marina also faces competition from customers' preferences for alternative technologies for energy production, as well as those customers that address their energy needs internally.

SJE competes with utilities and other third-party marketers to sell the unregulated natural gas and electricity commodity to customers. Marketers compete largely on price, which is driven by the commodity market. While the utilities are typically indifferent as to where customers get their gas or electricity, the price they set for the commodity they sell creates competition for SJE. Based on its market share, SJE is one of the largest marketers of natural gas in southern New Jersey as of December 31, 2015. In addition, similar to SJG, SJE faces competition from other energy products.

SJESP competes primarily with smaller, local contractors in southern New Jersey that service residential and commercial HVAC systems and provide major appliance repair and plumbing services. These contractors typically only serve their local communities and do not serve the entire southern part of New Jersey.

South Jersey Industries, Inc.
Part II

CUSTOMER CHOICE LEGISLATION - All residential natural gas customers in New Jersey can choose their natural gas commodity supplier under the terms of the “Electric Discount and Energy Competition Act of 1999." This bill created the framework and necessary time schedules for the restructuring of the state's electric and natural gas utilities. The Act established unbundling, where redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. It also established time frames for instituting competitive services for customer account functions and for determining whether basic gas supply services should become competitive. Customers purchasing natural gas from a provider other than the local utility (the “marketer”) are charged for the gas costs by the marketer and charged for the transportation costs by the utility. The total number of customers in SJG's service territory purchasing natural gas from a marketer averaged 36,191, 41,837 and 46,872 during 2015, 2014 and 2013, respectively.

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

•
On-site energy production consists of Marina's thermal energy facility and other energy-related projects. Also included in this segment are the activities of ACB, ACLE, BCLE, SCLE, SXLE, MCS, NBS and SBS. These entities became wholly-owned subsidiaries of Marina on December 31, 2015 (see Note 3 to the consolidated financial statements).

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

SJI's net income for 2015 increased $8.1 million, or 8.3%, to $105.1 million compared to 2014 primarily as a result of the following:

•
The net income contribution from SJRG increased $15.6 million to net income of $21.2 million due primarily to an approximately $11.1 million increase resulting from the change in unrealized gains and losses on derivatives used by the wholesale energy operations to mitigate natural gas commodity price risk as discussed under "Operating Revenues - Energy Group" below, along with an approximately $4.5 million increase related to higher storage hedge gains and higher daily trading margins, partially offset by lower storage volumes sold compared to the prior year as described in "Gross Margin - Energy Group" below.

•
The net income contribution from Marina decreased $6.6 million to $15.5 million due primarily to the impact of a reduction in the carrying amount of an investment, along with an accrual of the cost to settle a legal claim, at one of Energenic's operating subsidiaries, of which Marina has a 50% equity interest (see Note 7 to the consolidated financial statements). Partially offsetting this decrease is the impact of the investment tax credits available on renewable energy facilities compared to the prior year.

•
The net income contribution from SJE decreased $1.6 million to a net loss of $0.7 million due primarily to the change in unrealized gains and losses on forward financial contracts used to mitigate price risk on retail gas as discussed under "Operating Revenues – Nonutility" below.

SJI's net income for 2014 increased $15.5 million, or 18.9%, to $97.0 million compared to 2013 primarily as a result of the following:

•
The net income contribution from SJRG increased $28.0 million to net income of $5.6 million due primarily to an approximately $16.6 million increase related to higher daily trading margins and higher storage volumes sold as described in "Gross Margin - Energy Group" below, along with an $11.4 million increase resulting from the change in unrealized gains and losses on derivatives used by the wholesale energy operations to mitigate natural gas commodity price risk, as discussed under "Operating Revenues - Energy Group" below.

South Jersey Industries, Inc.
Part II

•	The net income contribution from SJG increased $4.2 million to $66.5 million due primarily to increases in the accelerated infrastructure programs and customer growth over the prior year.

•
The net income contribution from Marina decreased $16.9 million to $22.0 million due primarily to a reserve for uncollectible accounts established at one of Energenic's operating subsidiaries, of which Marina has a 50% equity interest (see Note 15 to the consolidated financial statements), along with the impact of the investment tax credits available on renewable energy facilities as compared to the prior year.

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

The types of transactions that cause the most significant volatility in operating results are as follows:

•
The wholesale energy operations at SJRG purchases and holds natural gas in storage and maintains capacity on interstate pipelines to earn profit margins in the future. The wholesale energy operations utilize derivatives to mitigate commodity price risk in order to substantially lock-in the profit margin that will ultimately be realized. However, both gas stored in inventory and pipeline capacity are not considered derivatives and are not subject to fair value accounting. Conversely, the derivatives used to reduce the risk associated with a change in the value of inventory and pipeline capacity are accounted for at fair value, with changes in fair value recorded in operating results in the period of change. As a result, earnings are subject to volatility as the market price of derivatives change, even when the underlying hedged value of inventory and pipeline capacity are unchanged. Additionally, volatility in earnings is created when realized gains and losses on derivatives used to mitigate commodity price risk on expected future purchases of gas injected into storage are recognized in earnings when the derivatives settle, but the cost of the related gas in storage is not recognized in earnings until the period of withdrawal. This volatility can be significant from period to period. Over time, gains or losses on the sale of gas in storage, as well as use of capacity, will be offset by losses or gains on the derivatives, resulting in the realization of the profit margin expected when the transactions were initiated.

•
The retail electric operations at SJE use forward contracts to mitigate commodity price risk on fixed price electric contracts with customers. In accordance with GAAP, the forward contracts are recorded at fair value, with changes in fair value recorded in earnings in the period of change. Several related customer contracts are not considered derivatives and, therefore, are not recorded in earnings until the electricity is delivered. As a result, earnings are subject to volatility as the market price of the forward contracts change, even when the underlying hedged value of the customer contract is unchanged. Over time, gains or losses on the sale of the fixed price electric under contract will be offset by losses or gains on the forward contracts, resulting in the realization of the profit margin expected when the transactions were initiated.

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

We define Economic Earnings as: Income from continuing operations, (a) less the change in unrealized gains and plus the change in unrealized losses, as applicable and in each case after tax, on all derivative transactions, and (b) less realized gains and plus realized losses, as applicable and in each case after tax, on all commodity derivative transactions attributed to expected purchases of gas in storage to match the recognition of these gains and losses with the recognition of the related cost of the gas in storage in the period of withdrawal, and (c) less the impact of transactions or contractual arrangements where the true economic impact will be realized in a future period. With respect to the third part of the definition of Economic Earnings:

•
For the years ended December 31, 2015, 2014 and 2013, Economic Earnings includes additional depreciation expense on a solar generating facility. During 2012, an impairment charge was recorded within Income from Continuing Operations on a solar generating facility which reduced its depreciable basis and recurring depreciation expense. This impairment charge was excluded from Economic Earnings and, therefore, the related reduction in depreciation expense is being added back.

South Jersey Industries, Inc.
Part II

•
For the year ended December 31, 2015, Economic Earnings includes net losses of $1.5 million (net of tax) from affiliated companies that were excluded from Economic Earnings for the year ended December 31, 2014. These adjustments are the result of a reserve for uncollectible accounts recorded by an Energenic subsidiary that owns and operates a central energy center and energy distribution system for a hotel, casino and entertainment complex in Atlantic City, New Jersey (see Note 7 to the consolidated financial statements). In 2014, this charge was excluded from Economic Earnings as the total economic impact of the proceedings had not been realized. During the second quarter of 2015, the Company, through its investment in Energenic, reduced the carrying value of the investment in this project. As such, this charge is now being included in Economic Earnings for the year ended December 31, 2015.

•
For the year ended December 31, 2013, Economic Earnings excludes a $0.8 million loss (net of tax) from affiliated companies, not part of ongoing operations. This adjustment is the result of the termination of the contract at LVE Energy Partners, LLC ("LVE") and is being excluded because all of the assets of LVE have been sold and LVE is no longer considered part of the ongoing operations of the Company. LVE was dissolved prior to December 31, 2013; as such, there was no gain/loss from affiliated companies not part of ongoing operations for the years ended December 31, 2015 or 2014.

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

Economic Earnings for 2015 decreased $5.0 million, or 4.8%, to $99.0 million compared to 2014 primarily as a result of the following:

•
The income contribution from Marina decreased $10.0 million to $14.0 million due primarily to the impact of a reduction in the carrying amount of an investment, along with an accrual of the cost to settle a legal claim, at one of Energenic's operating subsidiaries, of which Marina has a 50% equity interest (see Note 7 to the consolidated financial statements). Partially offsetting this decrease is the impact of the investment tax credits available on renewable energy facilities compared to the prior year.

•
The income contribution from SJRG increased $4.5 million to $13.6 million due primarily to higher storage hedge gains and higher daily trading margins, partially offset with lower storage volumes sold compared to the prior year as described in "Gross Margin - Energy Group" below.

Economic Earnings for 2014 increased $6.9 million, or 7.1%, to $104.0 million compared to 2013 primarily as a result of the following:

•
The income contribution from SJRG increased $16.6 million to $9.0 million due primarily to higher daily trading margins and higher storage volumes sold as described in "Gross Margin - Energy Group" below.

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

South Jersey Industries, Inc.
Part II

The following table presents a reconciliation of our income from continuing operations and earnings per share from continuing operations to Economic Earnings and Economic Earnings per share (in thousands, except per share data):

	2015	2014	2013

Income from Continuing Operations	$105,610	$97,628	$82,389
Minus/Plus:
Unrealized Mark-to-Market (Gains)/Losses on Derivatives	(5,066)	4,500	14,058
Realized Losses/(Gains) on Inventory Injection Hedges	54	427	(4)
Net Loss from Affiliated Companies, Not Part of Ongoing Operations (A)	—	—	751
Net Loss from Affiliated Companies (B)	(1,524)	1,524	—
Other (C)	(100)	(100)	(100)

Economic Earnings	$98,974	$103,979	$97,094

Earnings per Share from Continuing Operations (D)	$1.53	$1.47	$1.29
Minus/Plus:
Unrealized Mark-to-Market (Gains)/Losses on Derivatives	(0.07)	0.07	0.21
Realized Losses on Inventory Injection Hedges	—	—	—
Net Loss from Affiliated Companies, Not Part of Ongoing Operations (A)	—	—	0.01
Net Loss from Affiliated Companies (B)	(0.02)	0.03	—

Economic Earnings per Share	$1.44	$1.57	$1.51

The effect of derivative instruments not designated as hedging instruments under GAAP in the statements of consolidated income (see Note 16 to the consolidated financial statements) is as follows (gains (losses) in thousands):

	2015	2014	2013
Gains (losses) on energy-related commodity contracts	$8,401	$(6,592)	$(25,823)
Gains (losses) on interest rate contracts	96	(467)	2,760
Total before income taxes	8,497	(7,059)	(23,063)
Income taxes (E)	(3,399)	2,824	9,455
Total after income taxes	5,098	(4,235)	(13,608)
Unrealized mark-to-market losses on derivatives held by affiliated companies, net of tax (E)	(32)	(265)	(450)
Total unrealized mark-to-market gains (losses) on derivatives	5,066	(4,500)	(14,058)
Realized (losses) gains on inventory injection hedges, net of tax (E)	(54)	(427)	4
Net Loss from Affiliated Companies, Not Part of Ongoing Operations (A)	—	—	(751)
Net Loss from Affiliated Companies (B)	1,524	(1,524)	—
Other (C)	100	100	100
Total reconciling items between income from continuing operations and Economic Earnings	$6,636	$(6,351)	$(14,705)

South Jersey Industries, Inc.
Part II

(A) Resulting from the termination of the contract at LVE Energy Partners, LLC to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada.

(B) Resulting from a reserve for uncollectible accounts recorded by an Energenic subsidiary that owns and operates a central energy center and energy distribution system for a hotel, casino and entertainment complex in Atlantic City, New Jersey (see Note 7 to the consolidated financial statements). In 2014, this charge was excluded from Economic Earnings as the total economic impact of the proceedings had not been realized. During the second quarter of 2015, the Company, through its investment in Energenic, reduced the carrying value of the investment in this project. As such, this charge is now being included in Economic Earnings in 2015.

(C) Represents additional depreciation expense within Economic Earnings on a solar generating facility. During 2012, an impairment charge was recorded within Income from Continuing Operations on a solar generating facility which reduced its depreciable basis and recurring depreciation expense. This impairment charge was excluded from Economic Earnings and therefore the related reduction in depreciation expense is being added back.

(D) All per share amounts were adjusted for the 2-for-1 stock split, effected in the form of a stock dividend, effective on May 8, 2015. See Note 1 to the consolidated financial statements.

(E) For 2015 and 2014, determined using a combined average statutory tax rate of 40%. For 2013, determined using a combined statutory tax rate of 41%.

South Jersey Industries, Inc.
Part II

Throughput-Gas Utility Operations - The following table summarizes the composition of select gas utility data for the years ended December 31 (in thousands, except for customer and degree day data):

	December 31, 2015		December 31, 2014		December 31, 2013
Utility Throughput - dth:
Firm Sales -
Residential	23,852	17%	24,508	18%	22,070	20%
Commercial	5,980	4%	5,530	4%	5,408	5%
Industrial	338	—	283	—	292	—
Cogeneration and electric generation	1,449	1%	1,035	1%	1,562	1%
Firm Transportation -
Residential	2,427	2%	3,291	2%	3,319	3%
Commercial	6,783	5%	7,103	5%	6,780	6%
Industrial	11,780	9%	13,168	10%	13,051	12%
Cogeneration and electric generation	5,870	4%	10,307	7%	7,977	7%
Total Firm Throughput	58,479	42%	65,225	47%	60,459	54%

Interruptible Sales	20	—	—	—	14	—
Interruptible Transportation	1,338	1%	1,401	1%	1,452	1%
Off-System	14,603	11%	9,411	7%	9,685	9%
Capacity Release	62,349	46%	62,193	45%	40,088	36%

Total Throughput - Utility	136,789	100%	138,230	100%	111,698	100%

Utility Operating Revenues:
Firm Sales-
Residential	$317,491	59%	$279,797	56%	$246,227	56%
Commercial	69,845	13%	63,584	13%	57,126	13%
Industrial	4,083	1%	4,070	1%	3,485	1%
Cogeneration and electric generation	5,666	1%	6,037	1%	8,144	2%
Firm Transportation -
Residential	16,594	3%	20,648	4%	21,392	5%
Commercial	30,602	6%	30,850	6%	28,165	6%
Industrial	22,106	4%	25,737	5%	23,551	5%
Cogeneration and electric generation	4,920	1%	9,531	2%	6,982	2%
Total Firm Revenues	471,307	88%	440,254	88%	395,072	90%

Interruptible Sales	300	—	15	—	342	—
Interruptible Transportation	1,373	—	1,694	—	1,827	—
Off-System	49,624	9%	52,809	11%	41,488	9%
Capacity Release	10,296	2%	5,835	1%	6,384	1%
Other	1,390	1%	1,268	—	1,367	—
	534,290	100%	501,875	100%	446,480	100%

Less:
Intercompany Sales	5,527		1,123		1,560
Total Utility Operating Revenue	528,763		500,752		444,920

South Jersey Industries, Inc.
Part II

Less:
Cost of sales	239,763		230,093		198,521
Conservation recoveries *	21,226		24,836		15,909
Remediation Adjustment Clause recoveries *	9,134		8,255		8,137
Energy Efficiency Tracker (EET) recoveries*	3,611		4,169		4,509
Revenue taxes	1,250		1,141		5,247

Utility Margin	$253,779		$232,258		$212,597
Margin:
Residential	$169,455	67%	$159,780	69%	$138,136	65%
Commercial and industrial	72,149	28%	65,492	29%	57,495	27%
Cogeneration and electric generation	4,738	2%	5,343	2%	5,022	2%
Interruptible	120	—	81	—	114	—
Off-system & capacity release	4,270	2%	3,023	1%	2,070	1%
Other revenues	2,582	1%	2,131	1%	1,752	1%
Margin before incentive mechanisms	253,314	100%	235,850	102%	204,589	96%
CIRT mechanism	—	—	—	—	2,204	1%
CIP mechanism	(1,798)	(1)%	(4,529)	(2)%	5,310	3%
EET mechanism	2,263	1%	937	—	494	—

Utility Margin**	$253,779	100%	$232,258	100%	$212,597	100%
Number of Customers at Year End:
Residential	348,093	93%	342,155	93%	337,936	93%
Commercial	24,565	7%	24,253	7%	23,873	7%
Industrial	442	—	446	—	447	—

Total Customers	373,100	100%	366,854	100%	362,256	100%

Annual Degree Days***	4,402		4,872		4,658

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

Throughput - Gas Utility Operations - Total gas throughput decreased 1.5 million decatherms (MMdts), or 1.0%, from 2014 to 2015 due to lower throughput in the firm markets. Residential firm sales and transportation throughput decreased by 1.4 MMdts as a result of weather that was 9.6% warmer than prior year, however, the largest decline in firm throughput was experienced in cogeneration transportation, as reflected under “Firm Transportation - Cogeneration and electric generation” in the Throughput table above. Supply disruptions at a cogeneration facility in our territory during 2014 created opportunity for SJG. That customer was being supplied directly by an interstate pipeline. However, with the disruption, SJG had transported a significant volume of commodity to this cogeneration facility to meet its needs in 2014. That disruption has since been remedied, resulting in lower firm transportation throughput in 2015. Partially offsetting these decreases was a 5.2 MMdts increase in Off-System Sales (OSS) throughput from 2014 to 2015. This was primarily due to warmer than normal weather, which created less demand in the Company’s service territory and more supply available for OSS.

South Jersey Industries, Inc.
Part II

Total gas throughput increased 26.5 MMdts, or 23.8%, from 2013 to 2014 primarily due to higher capacity release. Capacity release increased 22.1 MMdts as a result of the expiration of an Asset Management Agreement (AMA) that was in effect during 2013. Volumes released under AMA's are not included in the throughput table above. The capacity previously committed under the expired AMA was available to be released during 2014. While capacity release can create significant volatility in throughput, it has little impact on revenue and margin generated from such activity. Firm throughput increased 4.8 MMdts, or 7.9%, during 2014 as a result of weather that was 4.6% colder than the previous year and the addition of 4,598 customers during 2014, representing 1.3% customer growth. In addition, supply disruptions at a cogeneration facility in SJG's territory during 2014 created opportunity for SJG. That customer was being supplied directly by an interstate pipeline. However, with the disruption, SJG has been transporting a significant volume of commodity to this cogeneration facility to meet its needs. Partially offsetting these increases was a 0.5 MMdts reduction in electric generation firm sales to a regional electric generation customer. This resulted from lower weather-driven demand for electric generation during the 2014 summer season as weather was not as hot as in the previous summer.

Operating Revenues - Gas Utility Operations 2015 vs. 2014 - Revenues increased $28.0 million, or 5.6%, during 2015 compared with 2014 after eliminating intercompany transactions due to higher firm revenue. Total firm revenue increased $31.1 million, or 7.1%, in 2015 as a result of the settlement of SJG’s base rate case and a 22.1% increase in SJG’s periodic BGSS rate, both effective October 1, 2014, as discussed in Note 10 and 11 to the consolidated financial statements. SJG subsequently decreased its periodic BGSS rate by 18.6% effective October 1, 2015; however, the impact of the higher rate in effect for the majority of the year increased revenue by approximately $25.4 million in 2015, compared with 2014. While changes in gas costs and BGSS recoveries/refunds fluctuate from period to period, SJG does not profit from the sale of the commodity. Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on SJG profitability, as further discussed below under the caption "Margin - Gas Utility Operations". In addition, the settlement of SJG’s base rate case added $15.5 million of incremental revenue to 2015, compared with 2014. The addition of 6,246 additional customers in 2015 also contributed to higher firm revenue; however, the impact of 9.6% warmer weather more than offset the impact of customer growth during the year. While warmer weather decreased firm sales volume and revenue, the revenue decrease has little impact on SJG profitability under the operation of the Conservation Incentive Program (CIP), as discussed under the caption "Margin - Gas Utility Operations."

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

Operating Revenues - Energy Group 2015 vs. 2014 - Combined revenues for Energy Group, net of intercompany transactions, increased $37.8 million, or 11.7%, to $360.1 million in 2015 compared with 2014.

Revenues from retail gas operations at SJE, net of intercompany transactions, decreased $39.9 million, or 31.5%, in 2015 compared with 2014. Excluding the change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $3.2 million, revenues decreased $36.7 million, or 28.7%, in 2015 compared with 2014.

South Jersey Industries, Inc.
Part II

A summary of SJE's retail gas revenue is as follows (in millions):

	2015	2014	Change

SJE Retail Gas Revenue	$86.9	$126.8	$(39.9)

Add: Unrealized Losses (Subtract: Unrealized Gains)	4.0	0.8	3.2

SJE Retail Gas Revenue, Excluding Unrealized Losses	$90.9	$127.6	$(36.7)

The decrease in revenues was mainly due to a 39.7% decrease in the average monthly New York Mercantile Exchange (NYMEX) settle price, along with a 7.8% decrease in sales volumes compared with 2014. Sales volumes totaled 24,572,554 and 26,664,062 dekatherms for the years ended December 31, 2015 and 2014, respectively.

Revenues from retail electric operations at SJE, net of intercompany transactions, increased $25.7 million, or 21.6%, in 2015 compared with 2014. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $(0.8) million, revenues increased $24.9 million, or 20.8%, in 2015 compared with 2014.

A summary of SJE's retail electric revenue is as follows (in millions):

	2015	2014	Change

SJE Retail Electric Revenue	$144.7	$119.0	$25.7

Add: Unrealized Losses (Subtract: Unrealized Gains)	0.1	0.9	(0.8)

SJE Retail Electric Revenue, Excluding Unrealized Losses (Gains)	$144.8	$119.9	$24.9

The increase in revenues from retail electric operations at SJE, as defined above, was mainly due to a 21.8% increase in sales volumes. Partially offsetting the comparative period change was a 7.4% decrease in the average monthly sales price, which was driven by a lower average Locational Marginal Price (LMP) per megawatt hour. SJE uses forward financial contracts to mitigate commodity price risk on fixed price electric contracts. In accordance with GAAP, the forward financial contracts are recorded at fair value, with changes in fair value recorded in earnings in the period of change. The related customer contracts are not considered derivatives and, therefore, are not recorded in earnings until the electricity is delivered. As a result, earnings are subject to volatility as the market price of the forward financial contracts change, even when the underlying hedged value of the customer contract is unchanged. Over time, gains or losses on the sale of the fixed price electric under contract will be offset by losses or gains on the forward financial contracts, resulting in the realization of the profit margin expected when the transactions were initiated. The retail electric operations at SJE serve both fixed and market-priced customers.

Revenues from wholesale energy operations at SJRG, net of intercompany transactions, increased $52.2 million in 2015 compared with 2014. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $(17.5) million and adjusting for the change in realized gains and losses on all hedges attributed to inventory injection transactions of $(0.6) million to align them with the related cost of inventory in the period of withdrawal, revenues from the wholesale energy operations at SJRG increased $34.1 million in 2015 compared with 2014.

South Jersey Industries, Inc.
Part II

A summary of revenues from wholesale energy operations at SJRG is as follows (in millions):

	2015	2014	Change

SJRG Revenue	$129.1	$76.9	$52.2

Add: Unrealized Losses (Subtract: Unrealized Gains)	(12.6)	4.9	(17.5)
Add: Realized Losses (Subtract: Realized Gains) on Inventory Injection Hedges	0.1	0.7	(0.6)

SJRG Revenue, Excluding Unrealized Losses (Gains) and Realized Losses (Gains) on Inventory Injection Hedges	$116.6	$82.5	$34.1

The increase in revenues from the wholesale energy operations of SJRG as defined above was due mainly to revenues earned on a gas supply contract with an electric generation facility that began operations in the second half of 2014, along with higher storage hedge gains. Partially offsetting these increases was a 17.5% decrease in storage volumes sold. As discussed in Note 1 to the consolidated financial statements, revenues and expenses related to the energy trading activities of SJRG are presented on a net basis in Operating Revenues - Nonutility on the statements of consolidated income.

Operating Revenues - Energy Services - Combined revenues for Energy Services, net of intercompany transactions, increased $6.7 million, or 10.5%, to $70.7 million in 2015 compared with 2014.

Revenues from on-site energy production at Marina, net of intercompany transactions, increased $6.1 million, or 11.3%, to $59.5 million in 2015 compared with 2014 due to several new renewable energy projects that began operations during 2015, along with higher prices on solar renewable energy credits (SRECs) compared to the previous year.

Revenues from appliance service operations at SJESP, net of intercompany transactions, did not change significantly in 2015 compared with 2014.

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

Total Margin in 2015 increased $21.5 million, or 9.3%, from 2014 primarily due to the settlement of the base rate case effective October 1, 2014 and customer additions. The base rate case settlement contributed approximately $15.5 million in additional margin in 2015. Net customer additions of 6,246 over the twelve-month period ended December 31, 2015, representing 1.7% growth over the prior year, contributed approximately $3.7 million in additional margin.

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

The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. As reflected in the margin table and the CIP table above, the CIP mechanism reduced margin by $1.8 million, or $1.0 million after taxes, during 2015, primarily due to customer usage variations.

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

Gross Margin — Energy Group — For 2015, combined gross margins for Energy Group, net of intercompany transactions, increased $25.2 million to $57.2 million compared with 2014. This increase is primarily due to the following:

•
Gross Margin from SJE's retail gas and other operations decreased $4.3 million to $2.4 million in 2015 compared with 2014. Excluding the impact of the net change in unrealized gains/losses recorded on forward financial contracts due to price volatility of $3.2 million as discussed above, gross margin decreased $1.1 million in 2015 compared with 2014. This decrease was primarily due to decreases in sales volumes as discussed in "Operating Revenues-Energy Group" above. Excluding the impact of the net change in unrealized gains/losses recorded on forward financial contracts as discussed above, gross margin as a percentage of Operating Revenues did not change significantly in 2015 compared with 2014.

•
Gross margin from SJE's retail electric operations increased $1.6 million to $6.2 million in 2015 compared with 2014. Excluding the impact of the net change in unrealized gains/losses recorded on forward financial contracts due to price volatility of $(0.8) million as discussed above, gross margin increased $0.8 million in 2015 compared with 2014, which does not represent a significant change. Excluding the impact of the unrealized gains/losses discussed above, gross margin as a percentage of Operating Revenues did not change significantly in 2015 compared with 2014.

•
Gross margin from the wholesale energy operations of SJRG increased $28.0 million to $48.7 million in 2015 compared with 2014. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $(17.5) million and adjusting for the change in realized gains and losses on all hedges attributed to inventory injection transactions of $(0.6) million to align them with the related cost of inventory in the period of withdrawal as discussed above, gross margin for SJRG increased $9.9 million. The increase in gross margin was mainly due to higher storage hedge gains and higher margins on daily energy trading activities, partially offset with a decrease in storage volumes sold.

South Jersey Industries, Inc.
Part II

The wholesale energy operations at SJRG expect to continue to add incremental margin from marketing and related opportunities in the Marcellus region, capitalizing on its established presence in the area. Future margins could fluctuate significantly due to the volatile nature of wholesale gas prices. As of December 31, 2015, the wholesale energy operations had 9.6 Bcf of storage and 442,340 dts/day of transportation under contract.

Gross Margin — Energy Services — For 2015, combined gross margins for Energy Services, net of intercompany transactions, increased $6.7 million to $54.0 million compared with 2014. This increase is primarily due to the following:

•
Gross Margin from on-site energy production at Marina increased $6.8 million to $49.4 million in 2015 compared with 2014. Gross margin as a percentage of Operating Revenues increased 3.3 percentage points in 2015 compared with 2014. This was due mainly to the impact of several new, higher margin renewable energy projects added during 2015, along with higher prices on solar renewable energy credits (SRECs) compared to the previous year.

•	Gross margin from the appliance service operations at SJESP did not change significantly in 2015 compared with 2014.

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

South Jersey Industries, Inc.
Part II

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

Operations Expense - A summary of net changes in operations expense follows (in thousands):

	2015 vs. 2014	2014 vs. 2013
Gas Utility Operations	$5,408	$16,623
Nonutility:
Energy Group:
Wholesale Energy Operations	1,908	1,870
Retail Gas and Other Operations	(454)	776
Retail Electric Operations	(105)	325
Subtotal Energy Group	1,349	2,971
Energy Services:
On-Site Energy Production	2,422	1,083
Appliance Service Operations	(290)	530
Subtotal Energy Services	2,132	1,613
Total Nonutility	3,481	4,584
Intercompany Eliminations and Other	(477)	(1,152)
Total Operations Expense	$8,412	$20,055

Gas utility operations expense increased $5.4 million in 2015 compared with 2014. The increase primarily resulted from increases in expenses related to uncollectible customer accounts receivable during 2015 at SJG, as a result of an increase in the aging of receivables following a very cold 2014-2015 winter season. Accounts receivable was higher as of December 31, 2015 due to higher customer billing rates in effect for the majority of 2015 vs. 2014, in addition to customer growth in 2015. Gas utility operations expense increased $16.6 million in 2014 compared with the prior year. This was primarily the result of increases in spending under the New Jersey Clean Energy Program and Energy Efficiency Programs. Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting increase in revenues during 2014. SJG also had increases in expenses associated with uncollectible customer accounts receivable in 2014, which was a result of an increase in the aging of receivables.

Nonutility operations expense increased $3.5 million and $4.6 million in 2015 and 2014, respectively, compared to prior years, primarily due to additional personnel, governance and compliance costs incurred to support continued growth.

Other Operating Expenses - A summary of changes in other consolidated operating expenses (in thousands):

	2015 vs. 2014	2014 vs. 2013
Maintenance	$2,726	$321
Depreciation	$9,447	$13,367
Energy and Other Taxes	$306	$(4,096)

South Jersey Industries, Inc.
Part II

Maintenance - Maintenance expense increased $2.7 million during 2015 compared with 2014 primarily due to the BPU-approved amortization and recovery of previously deferred maintenance costs, primarily those associated with a federally-mandated pipeline integrity management program. These amortizations are being recovered through an offsetting amount in revenues. Also contributing to the increase in maintenance expense was increased field activity related to the maintenance of services, along with an increase in Remediation Adjustment Clause (RAC) expense amortization as a result of increased spending on environmental remediation in recent years. Maintenance expense increased $0.3 million during 2014 compared with 2013 primarily due to the amortization of previously deferred costs that were approved for recovery in SJG's September 2014 rate case settlement. See Notes 10 and 11 to the consolidated financial statements.

Depreciation Expense - Depreciation increased $9.4 million and $13.4 million during 2015 and 2014, respectively, compared to the prior years due mainly to the increased investment in property, plant and equipment by the gas utility operations of SJG and on-site energy production at Marina.

Energy and Other Taxes - The change in energy and other taxes in 2015 compared with 2014 was not significant. Energy and Other Taxes decreased $4.1 million in 2014 compared with 2013 primarily due to the elimination of the gas utility operations' primary energy tax, the Transitional Energy Facilities Assessment, effective January 1, 2014. See Note 1 to the consolidated financial statements.

Other Income and Expense - Other income and expense decreased $2.3 million in 2015 compared with 2014 primarily due to a realized gain at the gas utility operations at SJG on the sale of available-for-sale securities, along with the settlement of outstanding litigation at SJEX, both of which occurred in 2014 and did not recur in 2015. Other income and expense increased $0.8 million in 2014 compared with 2013 primarily due to a realized gain at the gas utility operations at SJG on the sale of available-for-sale securities, along with the settlement of outstanding litigation at SJEX. These were partially offset by a decrease in interest income on notes receivable from affiliates.

Interest Charges - Interest charges increased $2.1 million in 2015 compared with 2014 primarily due to higher amounts of long-term debt outstanding at SJI and SJG, along with lower capitalization of interest costs on construction at the gas utility operations of SJG during 2015. This was a result of the roll-in of capital investments under SJG's Accelerated Infrastructure Replacement Program (AIRP) into base rates effective October 1, 2014 and a lower allowance for debt funds used during construction as a result of placing two major technology systems in service during the fourth quarter of 2014. AIRP investments are approved by the BPU to accrue interest on construction until such time they are rolled into base rates. Interest charges increased $10.7 million in 2014 compared with 2013 primarily due to higher amounts of long-term debt outstanding at SJI and SJG, along with lower capitalization of interest costs on construction at the gas utility operations of SJG during 2014. Capital investments under SJG's CIRT were permitted by the BPU to accrue interest on construction, which reduces interest expense, until such time they were rolled into base rates. With the roll in of the CIRT investment effective October 1, 2013, the resulting reduction of interest expense from this major program ceased, leading to higher interest expense in 2014 compared with 2013. Also contributing to the increase were unrealized gains recognized during 2013 that did not recur in 2014 on interest rate contracts related to derivatives not designated as hedging instruments, which are recorded in Interest Charges on the statements of consolidated income. See Note 16 to the consolidated financial statements.

Income Taxes - Income tax expense decreased $3.1 million in 2015 compared with 2014 due to a lower effective tax rate as a result of an increase in the investment tax credits available on renewable energy facilities at Marina in 2015 compared with 2014, partially offset by higher income before income taxes. Income taxes changed from a $19.0 million benefit in 2013 to a $4.4 million expense in 2014. These changes were primarily due to higher income before income taxes, along with a higher effective tax rate due to a decrease in the investment tax credits available on renewable energy facilities at Marina in 2014 compared with 2013. Investment tax credits from renewable energy facilities at Marina of $38.3 million, $30.2 million and $37.7 million were recognized for the years ended December 31, 2015, 2014 and 2013, respectively.

South Jersey Industries, Inc.
Part II

Equity in (Loss) Earnings of Affiliated Companies - Equity in loss of affiliated companies increased $20.0 million to a loss of $27.8 million in 2015 compared with 2014 due primarily to the 2015 reduction in the carrying amount of an investment, along with an accrual of the costs of a legal settlement, in the Energenic subsidiaries that operate the central energy center for a hotel, casino and entertainment complex in Atlantic City, New Jersey (see Note 7 to the consolidated financial statements). These were partially offset by a reserve for uncollectible accounts established at one of Energenic's operating subsidiaries during the third quarter of 2014 that did not recur in 2015. Equity in (loss) earnings of affiliated companies decreased $9.4 million to a loss of $7.8 million in 2014 compared to 2013, primarily due to a reduction in throughput, an increase in legal fees and the recording of a reserve for uncollectible accounts at the Energenic subsidiaries that operate the central energy center for a hotel, casino and entertainment complex in Atlantic City, New Jersey. The hotel, casino and entertainment complex ceased operations in September 2014 (see Note 7 to the consolidated financial statements).

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

Cash Flows from Operating Activities - Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $186.8 million, $161.3 million and $159.5 million in 2015, 2014 and 2013, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization and gas cost recoveries.

Net cash flow from operating activities increased in 2015 as compared to 2014 primarily as a result of collections of previously deferred gas costs at the utility. Collection of those gas costs had been deferred under the BGSS clause in 2014 as a result of the extremely cold weather experienced during the 2014 winter. This benefit was partially offset by a $15.0 million pension contribution made by SJI as a result of a decline in the discount rate and new mortality tables released at the end of 2014, both of which negatively impacted the funding status of the pension plans. No such contribution was made in 2014. The Company strives to keep its pension plans fully funded. When factors such as lesser than expected asset performance and/or declining discount rates negatively impact the funding status of the plans, the Company increases its contributions to supplant that funding shortfall.

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

Cash Flows from Investing Activities - SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. Net cash outflows from investing activities, which are primarily construction projects, for 2015, 2014 and 2013 amounted to $370.7 million, $375.0 million and $245.8 million, respectively. We estimate the net cash outflows for investing activities for 2016, 2017 and 2018 to be approximately $323.1 million, $519.0 million and $245.6 million, respectively.  The high level of investing activities for 2016, 2017 and 2018 is due to a combination of the accelerated infrastructure investment programs and a major pipeline project to support an electric generation facility, both at SJG. Also contributing to the high level of investing activities are SJI Midstream investments in 2016 through 2018 and limited solar projects at Marina in 2016. The Company expects to use short-term borrowings under lines of credit from commercial banks and the commercial paper program to finance these investing activities as incurred. From time to time, the Company may refinance the short-term debt with long-term debt.

South Jersey Industries, Inc.
Part II

In support of its risk management activities, the Company is required to maintain margin accounts with selected counterparties as collateral for its forward contracts, swap agreements, options contracts and futures contracts. These margin accounts are included in Restricted Investments or Margin Account Liability, depending upon the value of the related contracts (the change in the Margin Account Liability is reflected in cash flows from Operating Activities) on the consolidated balance sheets. The required amount of restricted investments changes on a daily basis due to fluctuations in the market value of the related outstanding contracts and is difficult to predict.  Margin posted by the Company decreased by $20.1 million during 2015, increased by $22.3 million during 2014 and increased by $25.2 million during 2013.

During 2015, the Company made net investments in unconsolidated affiliates of $18.0 million. During 2014, the Company provided net advances to unconsolidated affiliates of $2.4 million. During 2013, the Company made investments in, and provided net advances to, unconsolidated affiliates of $9.6 million, which does not include the cash proceeds related to the sale of LVE as discussed below.

In March 2013, substantially all of the assets of Marina's joint venture, LVE Energy Partners, LLC (LVE), an entity in which Marina had a 50% equity interest, were sold. In 2013, the Company received (a) $57.9 million of repayments of advances to LVE; and (b) a $7.9 million note receivable from a third party. As of December 31, 2013, LVE was dissolved and the Company incurred a $0.8 million charge to write-off the remaining interest in 2013.

In June 2015, SJG advanced $10.0 million to a not-for-profit organization formed to spur economic development in Atlantic City, New Jersey. The note bears interest at 1.0% for an initial term of six months, with the borrower’s option to extend the term for two additional terms of three months each. In December 2015, the borrower exercised its first option to extend the term of the note for an additional three months. SJG holds a first lien security interest on land in Atlantic City as collateral against this note.

Cash Flows from Financing Activities - Short-term borrowings from the commercial paper program and lines of credit from commercial banks are used to supplement cash flows from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, short-term debt incurred to finance capital expenditures may be refinanced with long-term debt.

Credit facilities and available liquidity as of December 31, 2015 were as follows (in thousands):

Company	Total Facility	Usage		Available Liquidity	Expiration Date
SJG:
Commercial Paper Program/Revolving Credit Facility	$200,000	$136,600	(A)	$63,400	May 2018
Uncommitted Bank Lines	10,000	—		10,000	August 2016

Total SJG	210,000	136,600		73,400

SJI:

Revolving Credit Facility	400,000	305,400	(B)	94,600	February 2018

Total SJI	400,000	305,400		94,600

Total	$610,000	$442,000		$168,000

(A) Includes letters of credit outstanding in the amount of $2.2 million.
(B) Includes letters of credit outstanding in the amount of $8.1 million.

South Jersey Industries, Inc.
Part II

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary the SJI facilities can also be used to support SJG's liquidity needs. All committed facilities contain one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreements), measured on a quarterly basis. SJI and SJG were in compliance with these covenants as of December 31, 2015. Borrowings under these credit facilities are at market rates. The weighted average interest rate on these borrowings, which changes daily, was 1.13%, 0.83% and 1.04% at December 31, 2015, 2014 and 2013, respectively.  Average borrowings outstanding under these credit facilities, not including letters of credit, during the years ended December 31, 2015 and 2014 were $335.0 million and $267.0 million, respectively. The maximum amounts outstanding under these credit facilities, not including letters of credit, during the years ended December 31, 2015 and 2014 were $471.1 million and $390.7 million, respectively. Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business' future liquidity needs.

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

In June 2015, SJI redeemed at maturity $64.0 million aggregate principal amount of 2.39% Senior Notes.

In August 2015, SJG retired $10.0 million aggregate principal amount of 5.387% MTN's at maturity.

In September 2015, SJG issued $80.0 million of long-term debt under a $200.0 million aggregate syndicated bank term facility. The total outstanding amount under this facility as of December 31, 2015 was $139.0 million.

Also in September 2015, SJG redeemed early $0.1 million of the $25.0 million aggregate principal amount variable rate demand bonds that were issued in September 2008. SJG had previously spent all but $0.1 million of the debt proceeds and was permitted under the debt agreement to utilize those remaining funds to redeem the debt early.

In October 2015, SJI entered into an unsecured, variable-rate term loan of $50.0 million, which matures in October 2020. This agreement replaced existing facilities that expired in October 2015. The variable rate at December 31, 2015 was 1.28%.

In December 2015, SJG paid $0.9 million of the principal amount of 3.63% MTN's due December 2025.

In December 2015, SJG filed a petition with the New Jersey Board of Public Utilities to issue up to $400.0 million of long-term debt securities in various forms including MTN's and unsecured debt, with maturities of more than 12 months, over the next three years. This petition is pending approval.

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

South Jersey Industries, Inc.
Part II

In July 2014, SJG retired $11.0 million aggregate principal amount of 4.52% MTN's at maturity. In September 2014, SJG retired $10.0 million aggregate principal amount of 5.115% MTN's at maturity.

SJG renewed its $10.0 million line of credit during the third quarter of 2014.

No other long-term debt was issued during the years ended December 31, 2015 or 2014.

SJI raises equity capital through its Dividend Reinvestment Plan (DRP). Shares of common stock offered by the DRP have been issued directly by SJI from its authorized but unissued shares of common stock. SJI raised $63.2 million and $80.7 million of equity capital through the DRP in 2015 and 2014, respectively.

SJI's capital structure was as follows:

	As of December 31,
	2015	2014
Equity	41.5%	42.6%
Long-Term Debt	41.3%	46.2%
Short-Term Debt	17.2%	11.2%
Total	100.0%	100.0%

For 2015, 2014 and 2013, SJI paid quarterly dividends to its common shareholders. SJI has paid dividends on its common stock for 64 consecutive years and has increased that dividend each year for the last sixteen years. The Company currently looks to grow that dividend consistent with earnings growth while targeting a payout ratio of between 50% and 60% of Economic Earnings. In setting the dividend rate, the Board of Directors of SJI considers future earnings expectations, payout ratio, and dividend yield relative to those at peer companies, as well as returns available on other income-oriented investments.  However, there can be no assurance that the Company will be able to continue to increase the dividend, meet the targeted payout ratio or pay a dividend at all in the future.

COMMITMENTS AND CONTINGENCIES:

ENVIRONMENTAL REMEDIATION - Costs for remediation projects, net of insurance reimbursements, for 2015, 2014 and 2013 amounted to net cash outflows of $22.1 million, $8.3 million and $0.4 million, respectively.  Total cash outflows for remediation projects are expected to be approximately $50.6 million, $24.4 million and $16.9 million for 2016, 2017 and 2018, respectively.  As discussed in Notes 10 and 15 to the consolidated financial statements, certain environmental costs are subject to recovery from ratepayers.

STANDBY LETTERS OF CREDIT — As of December 31, 2015, SJI provided $8.1 million of standby letters of credit through its revolving credit facility to enable SJE to market retail electricity and for various construction and operating activities. SJG provided a $2.2 million letter of credit under its revolving credit facility to support the remediation of environmental conditions at certain locations in SJG's service territory. The Company has also provided $87.5 million of additional letters of credit under separate facilities outside of the revolving credit facilities to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system and to finance Marina's initial thermal plant project.

CONTRACTUAL OBLIGATIONS - SJG and SJRG have certain commitments for both pipeline capacity and gas supply for which they pay fees regardless of usage. Those commitments as of December 31, 2015, average $82.2 million annually and total $533.2 million over the contracts' lives. Approximately 51% of the financial commitments under these contracts expire during the next five years. These contracts are included in the Company's contractual obligations below. We expect to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the BGSS clause.

In addition, in the normal course of business, SJG and SJRG have entered into long-term contracts for natural gas supplies.  SJRG has committed to purchase a minimum of 626,500 dts/d and up to796,250 dts/d of natural gas, from various suppliers, for terms ranging from three to ten years at index-based prices.  SJG has committed to purchase a minimum of 6,250 dts/d and up to 25,000 dts/d of natural gas, from one supplier, for a term of eight years at index-based prices. The obligations for these purchases have not been included in the Company's contractual obligations discussed below because the actual volumes and prices are not fixed.

The following table summarizes our contractual cash obligations and their applicable payment due dates as of December 31, 2015 (in thousands):

		Up to	Years	Years	More than
Contractual Cash Obligations	Total	1 Year	2 & 3	4 & 5	5 Years

Long-Term Debt	$1,035,848	$29,454	$213,225	$335,574	$457,595
Interest on Long-Term Debt	274,892	34,928	63,199	46,556	130,209
Construction Obligations	58,613	58,613	—	—	—
Operating Leases	2,148	841	1,108	199	—
Capital Leases	15,067	1,282	2,564	2,564	8,657
Commodity Supply Purchase Obligations	1,167,927	586,514	299,413	90,998	191,002
Environmental Remediation Costs	126,623	50,559	41,293	8,652	26,119
New Jersey Clean Energy Program	12,410	12,410	—	—	—
Other Purchase Obligations	1,070	1,070	—	—	—
Total Contractual Cash Obligations	$2,694,598	$775,671	$620,802	$484,543	$813,582

Interest on long-term debt in the table above includes the related interest obligations through maturity as well as the impact of all interest rate swap agreements.  Expected asset retirement obligations and the liability for unrecognized tax benefits are not included in the table above as the total obligation cannot be calculated due to the subjective nature of these costs and timing of anticipated payments. SJI made contributions to its employee pension plans totaling $15.0 million in January 2015. No contribution was made in 2014. Future pension contributions cannot be determined at this time. SJG's regulatory obligation to contribute $3.6 million annually to its postretirement benefit plans’ trusts, as discussed in Note 12 to the consolidated financial statements, is also not included as its duration is indefinite.

Off-Balance Sheet Arrangements - An off-balance sheet arrangement is any contractual arrangement involving an unconsolidated entity under which the Company has either made guarantees or has certain other interests or obligations.

As part of the acquisition of Energenic projects (see Note 3 to the consolidated financial statements), the Company is relieved of any guarantees from prior periods related to the projects in which it no longer has an ownership interest.

As of December 31, 2015, SJI had issued $5.2 million of parental guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable our subsidiary to market retail natural gas.

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

In June 2014, the parent company of the hotel, casino and entertainment complex filed petitions in U. S. Bankruptcy Court to facilitate a sale of substantially all of its assets. The complex ceased normal business operations in September 2014. Energenic subsidiaries continued to provide limited energy services to the complex during the shutdown period under a temporary agreement with the trustee. The hotel, casino and entertainment complex was sold in April 2015. As of December 31, 2015, the Energenic subsidiaries were providing limited services to the complex under a short-term agreement with the new owner. However, the Energenic subsidiaries had not been able to secure a permanent or long-term energy services agreement with the new owner.

South Jersey Industries, Inc.
Part II

As a result, management of the Company and Energenic have evaluated the carrying value of the investment in this project and a related note receivable. Based on the inability of the Energenic subsidiaries to secure a permanent or long-term energy services agreement, the Company recorded a $7.7 million (net of tax) non-cash charge to earnings during the second quarter of 2015 due to the reduction in the carrying value of the investment in this project recorded by Energenic. This charge is included in Equity in Loss of Affiliated Companies for the year ended December 31, 2015 on the statements of consolidated income.

The central energy center and energy distribution system owned by the Energenic subsidiaries was financed in part by the issuance of bonds during 2011. These bonds were collateralized primarily by certain assets of the central energy center and revenue from the energy services agreement with the hotel, casino and entertainment complex. During 2015, due to the cessation of normal business operations of the complex and the inability of the Energenic subsidiaries to meet its obligations under the bonds, the trustee for the bondholders filed suit to foreclose on certain assets of the central energy center. In November 2015 during settlement discussions, the bondholders alleged among other things, that they were entitled to recover from Energenic itself, any amounts owed under the bonds that were not covered by the collateral, including principal, interest and attorney’s fees. The bondholders’ assertion was based on inconsistent language in the bond documents. As a result, as of December 31, 2015, management of Energenic has accrued for the cost to settle this claim (See Note 19). The Company's share of this pre-tax charge of $7.5 million is included in Equity in Loss of Affiliated Companies for the year ended December 31, 2015 on the statements of consolidated income. Management of Energenic is currently in active settlement discussions and believes that this amount is recoverable from its insurance carrier and external legal advisors.

As of December 31, 2015, the Company, through its investment in Energenic, had a remaining net asset of approximately $1.7 million included in Investment in Affiliates on the consolidated balance sheets related to cogeneration assets for this project. In addition, the Company had approximately $13.7 million included in Notes Receivable - Affiliate on the consolidated balance sheets, due from Energenic, which is secured by those cogeneration assets. This note is subject to a reimbursement agreement that secures reimbursement for the Company, from its joint venture partner, of a proportionate share of any amounts that are not repaid.

Management will continue to monitor the situation surrounding the complex and will evaluate the carrying value of the investment and the note receivable as future events occur.

PENDING LITIGATION - The Company is subject to claims arising in the ordinary course of business and other legal proceedings. The Company has been named in, among other actions, certain gas supply and capacity management contract disputes and certain product liability claims related to our former sand mining subsidiary. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $3.2 million and $2.9 million related to all claims in the aggregate as of December 31, 2015 and 2014, respectively. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

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

South Jersey Industries, Inc.
Part II

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

SJI has entered into certain contracts to buy, sell, and transport natural gas and to buy and sell retail electricity.  SJI recorded the net pre-tax gain (loss) on these contracts of $8.4 million, $(6.6) million and $(25.8) million in earnings during 2015, 2014 and 2013, respectively, which are included with realized gains and losses in Operating Revenues - Nonutility.

The fair value and maturity of these energy-trading contracts determined under the mark-to-market method as of December 31, 2015 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Maturity Beyond 3 Years	Total

Prices actively quoted	$15,247	$759	$—	$16,006

Prices provided by other external sources	21,985	2,717	28	24,730

Prices based on internal models or other valuation methods	45,861	12,696	38	58,595

Total	$83,093	$16,172	$66	$99,331

Liabilities
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Maturity Beyond 3 Years	Total

Prices actively quoted	$35,636	$6,534	$—	$42,170

Prices provided by other external sources	9,323	1,685	—	11,008

Prices based on internal models or other valuation methods	45,755	13,139	333	59,227

Total	$90,714	$21,358	$333	$112,405

•NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Volumes of our NYMEX contracts included in the table above under "Prices actively quoted" are 32.6 million dekatherms (dts) with a weighted average settlement price of $3.06 per dt.
•Basis represents the differential to the NYMEX natural gas futures contract for delivering gas to a specific location. Volumes of our basis contracts, along with volumes of our discounted index related purchase and sales contracts, included in the table above under "Prices provided by other external sources" and "Prices based on internal models or other valuation methods" are 179.0 million dts with a weighted average settlement price of $(0.95) per dt.
•Fixed Price Gas Daily represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Volumes of our Fixed Price Gas Daily contracts included in the table above under "Prices provided by other external sources" are 20.6 million dts with a weighted average settlement price of $2.24 per dt.
•Volumes of electric included in the table above under "Prices based on internal models or other valuation methods" are 0.3 million MWh with a weighted average settlement price of $43.29 per MWh.

South Jersey Industries, Inc.
Part II

A reconciliation of SJI's estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives - Energy Related Liabilities, January 1, 2015	$(30,397)
Contracts Settled During 2015, Net	24,379
Other Changes in Fair Value from Continuing and New Contracts, Net	(7,056)

Net Derivatives - Energy Related Liabilities, December 31, 2015	$(13,074)

Interest Rate Risk - Our exposure to interest-rate risk relates to short-term and long-term variable-rate borrowings. Variable-rate debt outstanding, including short-term and long-term debt, at December 31, 2015 was $759.7 million and averaged $594.3 million during 2015. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $3.6 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2015 - 14 b.p. increase; 2014 - 1 b.p. decrease; 2013 - 16 b.p. decrease; 2012 - 9 b.p. decrease; and 2011 - 33 b.p. increase.  At December 31, 2015, our average interest rate on variable-rate debt was 1.25%.

We typically issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of December 31, 2015, the interest costs on $686.4 million of our long-term debt was either at a fixed rate or hedged via an interest rate derivative.

As of December 31, 2015, SJI's active interest rate swaps were as follows:

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

Credit Risk - As of December 31, 2015, approximately $11.7 million, or 11.8%, of the current and noncurrent Derivatives – Energy Related Assets are transacted with one counterparty. This counterparty has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assigned to SJI in the event of a default by the counterparty.

As of December 31, 2015, SJRG had $72.0 million of Accounts Receivable under sales contracts. Of that total, 73.2% were with regulated utilities or companies rated investment-grade or guaranteed by an investment-grade-rated parent or were with companies where we have a collateral arrangement or insurance coverage. The remainder of the Accounts Receivable were within approved credit limits.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

Information required by this item can be found in the section entitled “Market Risks” on page 45 of this Report.

South Jersey Industries, Inc.
Part II

Item 8. Financial Statements and Supplementary Data
Statements of Consolidated Income
(In Thousands Except for Per Share Data)

	South Jersey Industries, Inc. and Subsidiaries
	Year Ended December 31,
	2015	2014	2013
Operating Revenues:
Utility	$528,763	$500,752	$444,920
Nonutility	430,805	386,244	286,501
Total Operating Revenues	959,568	886,996	731,421
Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	239,763	230,093	198,521
- Nonutility	319,579	306,859	270,470
Operations	148,672	140,260	120,205
Maintenance	16,183	13,457	13,136
Depreciation	72,451	63,004	49,637
Energy and Other Taxes	6,026	5,720	9,816
Total Operating Expenses	802,674	759,393	661,785
Operating Income	156,894	127,603	69,636

Other Income and Expense	9,510	11,819	10,979
Interest Charges	(31,622)	(29,560)	(18,825)
Income Before Income Taxes	134,782	109,862	61,790
Income Taxes	(1,360)	(4,449)	19,014
Equity in (Loss) Earnings of Affiliated Companies	(27,812)	(7,785)	1,585
Income from Continuing Operations	105,610	97,628	82,389
Loss from Discontinued Operations - (Net of tax benefit)	(503)	(582)	(796)
Net Income	$105,107	$97,046	$81,593

Basic Earnings per Common Share:
Continuing Operations	$1.54	$1.47	$1.29
Discontinued Operations	(0.01)	(0.01)	(0.01)
Basic Earnings per Common Share	$1.53	$1.46	$1.28

Average Shares of Common Stock Outstanding - Basic	68,735	66,278	63,978

Diluted Earnings per Common Share:
Continuing Operations	$1.53	$1.47	$1.29
Discontinued Operations	(0.01)	(0.01)	(0.01)
Diluted Earnings per Common Share	$1.52	$1.46	$1.28

Average Shares of Common Stock Outstanding - Diluted	68,931	66,428	64,092

The accompanying notes are an integral part of the consolidated financial statements. All share and per share amounts were adjusted for all periods presented for the 2-for-1 stock split, effected in the form of a stock dividend, effective on May 8, 2015. See Note 1.

South Jersey Industries, Inc.
Part II

Statements of Consolidated Comprehensive Income
(In Thousands)

	South Jersey Industries, Inc. and Subsidiaries
	Year Ended December 31,
	2015	2014	2013
Net Income	$105,107	$97,046	$81,593

Other Comprehensive Income (Loss), Net of Tax:*

Postretirement Liability Adjustment	5,518	(9,160)	4,934
Unrealized (Loss) Gain on Available-for-Sale Securities	(53)	(472)	103
Unrealized Gain on Derivatives - Other	321	247	265
Other Comprehensive (Loss) Income of Affiliated Companies	(27)	(113)	5,043

Other Comprehensive Income (Loss) - Net of Tax*	5,759	(9,498)	10,345

Comprehensive Income	110,866	87,548	91,938

* For 2015 and 2014, determined using a combined average statutory tax rate of 40%. For 2013, determined using a combined statutory tax rate of 41%.

The accompanying notes are an integral part of the consolidated financial statements.

South Jersey Industries, Inc.
Part II

Statements of Consolidated Cash Flows (In Thousands)

	South Jersey Industries, Inc. and Subsidiaries
	Year Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities:
Net Income	$105,107	$97,046	$81,593
Loss from Discontinued Operations	503	582	796
Income from Continuing Operations	105,610	97,628	82,389
Adjustments to Reconcile Income from Continuing Operations to Net Cash Provided by Operating Activities:
Depreciation and Amortization	91,042	78,511	64,890
Net Unrealized (Gain) Loss on Derivatives - Energy Related	(8,401)	6,592	25,823
Unrealized (Gain) Loss on Derivatives - Other	(96)	467	(2,760)
Provision for Losses on Accounts Receivable	14,730	9,519	4,245
CIP Receivable/Payable	(7,324)	15,226	21,160
Deferred Gas Costs - Net of Recoveries	28,648	(44,976)	5,473
Deferred SBC Costs - Net of Recoveries	9,557	11,048	2,393
Stock-Based Compensation Expense	2,213	1,893	3,001
Deferred and Noncurrent Income Taxes - Net	3,861	1,670	(21,549)
Environmental Remediation Costs - Net	(22,057)	(8,265)	(367)
Gas Plant Cost of Removal	(5,096)	(4,848)	(6,092)
Pension Contribution	(15,000)	—	(12,700)
Changes in:
Accounts Receivable	92,624	(14,323)	(67,825)
Inventories	9,226	(4,787)	(2,449)
Prepaid and Accrued Taxes - Net	(9,091)	(5,822)	17,703
Accounts Payable and Other Accrued Liabilities	(103,410)	27,429	49,444
Derivatives - Energy Related	(8,069)	169	1,500
Other Assets and Liabilities	8,860	(5,444)	(3,769)
Cash Flows from Discontinued Operations	(1,033)	(355)	(975)

Net Cash Provided by Operating Activities	186,794	161,332	159,535

Cash Flows from Investing Activities:
Capital Expenditures	(345,621)	(342,578)	(316,644)
Purchase of Available for Sale Securities	(6,059)	—	—
Proceeds from Sale of Property, Plant and Equipment	—	53	—
Net Proceeds from Sale of (Purchase of) Restricted Investments in Margin Accounts	20,069	(22,337)	(25,164)
Net Sale of Restricted Investments from Escrowed Loan Proceeds	101	—	—
Investment in Long-Term Receivables	(19,033)	(13,024)	(7,182)
Proceeds from Long-Term Receivables	8,769	6,544	5,764
Notes Receivable	(9,916)	—	—
Purchase of Company-Owned Life Insurance	(2,328)	(1,250)	(5,149)
Acquisition of Subsidiary, Net of Cash Acquired	1,394	—	—
Investment in Affiliate	(20,229)	—	(2,973)
Advances on Notes Receivable - Affiliate	(2,075)	(7,521)	(19,349)
Repayment of Notes Receivable - Affiliate	4,276	5,094	124,946
Other	—	—	(41)

Net Cash Used in Investing Activities	(370,652)	(375,019)	(245,792)

South Jersey Industries, Inc.
Part II

Cash Flows from Financing Activities:
Net Borrowings from (Repayments of) Short-Term Credit Facilities	186,000	(108,200)	65,000
Proceeds from Issuance of Long-Term Debt	130,000	329,000	50,000
Payments for Issuance of Long-Term Debt	(64)	(2,184)	(411)
Principal Repayments of Long-Term Debt	(125,009)	(21,000)	(25,000)
Dividends on Common Stock	(70,158)	(63,869)	(57,679)
Proceeds from Sale of Common Stock	63,192	80,680	54,028
Other	(397)	(387)	(501)

Net Cash Provided by Financing Activities	183,564	214,040	85,437

Net (Decrease) Increase in Cash and Cash Equivalents	(294)	353	(820)
Cash and Cash Equivalents at Beginning of Year	4,171	3,818	4,638

Cash and Cash Equivalents at End of Year	$3,877	$4,171	$3,818

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest (Net of Amounts Capitalized)	$30,915	$28,854	$18,584
Income Taxes (Net of Refunds)	$1,828	$6,858	$(12,387)

Supplemental Disclosures of Non-Cash Investing Activities
Capital Expenditures acquired on account but unpaid as of year-end	$51,433	$36,491	$44,874
Notes Receivable from Affiliate Exchanged for Notes Receivable from a Third Party	$16,389	$—	$7,882

The accompanying notes are an integral part of the consolidated financial statements.

South Jersey Industries, Inc.
Part II

Consolidated Balance Sheets
(In Thousands)

	South Jersey Industries, Inc. and Subsidiaries
	December 31,
	2015	2014
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$2,211,239	$2,002,966
Accumulated Depreciation	(440,473)	(413,597)
Nonutility Property and Equipment, at cost	785,646	622,079
Accumulated Depreciation	(108,307)	(77,345)

Property, Plant and Equipment - Net	2,448,105	2,134,103

Investments:
Available-for-Sale Securities	14,810	8,922
Restricted Investments	48,758	65,451
Investment in Affiliates	16,983	68,351

Total Investments	80,551	142,724

Current Assets:
Cash and Cash Equivalents	3,877	4,171
Accounts Receivable	178,359	251,892
Unbilled Revenues	40,044	62,608
Provision for Uncollectibles	(10,252)	(7,910)
Notes Receivable	11,800	—
Notes Receivable - Affiliate	3,134	14,657
Natural Gas in Storage, average cost	54,211	63,246
Materials and Supplies, average cost	5,088	2,125
Deferred Income Taxes - Net	—	57,748
Prepaid Taxes	21,753	14,106
Derivatives - Energy Related Assets	83,093	85,368
Other Prepayments and Current Assets	40,167	18,686

Total Current Assets	431,274	566,697

Regulatory and Other Noncurrent Assets:
Regulatory Assets	323,434	357,160
Derivatives - Energy Related Assets	16,238	13,905
Unamortized Debt Issuance Costs	8,967	9,795
Notes Receivable - Affiliate	13,275	36,799
Contract Receivables	28,609	19,236
Notes Receivable	35,439	7,882
Goodwill	8,880	—
Identifiable Intangible Assets	21,553	—
Other	64,575	61,124

Total Regulatory and Other Noncurrent Assets	520,970	505,901

Total Assets	$3,480,900	$3,349,425

The accompanying notes are an integral part of the consolidated financial statements.

South Jersey Industries, Inc.
Part II

	2015	2014
Capitalization and Liabilities
Equity:
Common Stock: Par Value $1.25 per share; Authorized 120,000,000 shares; Outstanding Shares: 70,965,622 (2015) and 68,334,860 (2014)
Balance at Beginning of Year	$85,418	$81,788
Common Stock Issued or Granted Under Stock Plans	3,289	3,630
Balance at End of Year	88,707	85,418
Premium on Common Stock	499,460	438,384
Treasury Stock (at par)	(296)	(330)
Accumulated Other Comprehensive Loss	(24,499)	(30,258)
Retained Earnings	474,167	439,218

Total Equity	1,037,539	932,432

Long-Term Debt	1,006,394	859,491

Total Capitalization	2,043,933	1,791,923

Current Liabilities:
Notes Payable	431,700	245,700
Current Portion of Long-Term Debt	29,454	149,909
Accounts Payable	186,400	272,998
Customer Deposits and Credit Balances	20,146	17,958
Environmental Remediation Costs	50,559	30,430
Taxes Accrued	2,336	2,328
Derivatives - Energy Related Liabilities	90,708	109,744
Interest Accrued	7,316	7,088
Pension Benefits	2,261	1,550
Other Current Liabilities	11,596	12,480

Total Current Liabilities	832,476	850,185

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	295,945	344,520
Investment Tax Credits	—	149
Pension and Other Postretirement Benefits	76,068	115,373
Environmental Remediation Costs	76,064	97,742
Asset Retirement Obligations	57,943	42,502
Derivatives - Energy Related Liabilities	21,697	19,926
Derivatives - Other	10,943	10,732
Regulatory Liabilities	42,841	41,899
Finance Obligation	—	19,659
Other	22,990	14,815

Total Deferred Credits and Other Noncurrent Liabilities	604,491	707,317

Commitments and Contingencies (Note 15)

Total Capitalization and Liabilities	$3,480,900	$3,349,425

The accompanying notes are an integral part of the consolidated financial statements. All amounts were adjusted for all periods presented for the 2-for-1 stock split, effected in the form of a stock dividend, effective on May 8, 2015. See Note 1.

South Jersey Industries, Inc.
Part II

Consolidated Statements of Changes in Equity and Comprehensive Income
(In Thousands)

	South Jersey Industries, Inc. and Subsidiaries
	Years Ended December 31, 2013, 2014 & 2015

	Common Stock	Premium on Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balance at January 1, 2013	$79,134	$306,422	$(364)	$(31,105)	$382,127	$736,214
Net Income	—	—	—	—	81,593	81,593
Other Comprehensive Loss, Net of Tax (a)	—	—	—	10,345	—	10,345
Common Stock Issued or Granted Under Stock Plans	2,654	53,881	(8)	—	—	56,527
Cash Dividends Declared - Common Stock ($0.90 per share)	—	—	—	—	(57,679)	(57,679)

Balance at December 31, 2013	81,788	360,303	(372)	(20,760)	406,041	827,000
Net Income	—	—	—	—	97,046	97,046
Other Comprehensive Income, Net of Tax (a)	—	—	—	(9,498)	—	(9,498)
Common Stock Issued or Granted Under Stock Plans	3,630	78,081	42	—	—	81,753
Cash Dividends Declared - Common Stock ($0.96 per share)	—	—	—	—	(63,869)	(63,869)

Balance at December 31, 2014	85,418	438,384	(330)	(30,258)	439,218	932,432
Net Income	—	—	—	—	105,107	105,107
Other Comprehensive Loss, Net of Tax (a)	—	—	—	5,759	—	5,759
Common Stock Issued or Granted Under Stock Plans	3,289	61,076	34	—	—	64,399
Cash Dividends Declared - Common Stock ($1.02 per share)	—	—	—	—	(70,158)	(70,158)

Balance at December 31, 2015	$88,707	$499,460	$(296)	$(24,499)	$474,167	$1,037,539

(a) For 2015 and 2014, determined using a combined average statutory tax rate of 40%. For 2013, determined using a combined statutory tax rate of 41%.

The accompanying notes are an integral part of the consolidated financial statements. All amounts were adjusted for all periods presented for the 2-for-1 stock split, effected in the form of a stock dividend, effective on May 8, 2015. See Note 1.

South Jersey Industries, Inc.
Part II

Disclosure of Changes In Accumulated Other Comprehensive Loss Balances (a)
(In Thousands)

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available- for-Sale Securities	Other Comprehensive Income (Loss) of Affiliated Companies	Accumulated Other Comprehensive Loss

Balance at January 1, 2013	$(23,437)	$(2,962)	$294	$(5,000)	$(31,105)
Changes During Year	4,934	265	103	5,043	10,345
Balance at December 31, 2013	(18,503)	(2,697)	397	43	(20,760)
Changes During Year	(9,160)	247	(472)	(113)	(9,498)
Balance at December 31, 2014	(27,663)	(2,450)	(75)	(70)	(30,258)
Changes During Year	5,518	321	(53)	(27)	5,759
Balance at December 31, 2015	$(22,145)	$(2,129)	$(128)	$(97)	$(24,499)

(a) For 2015 and 2014, determined using a combined average statutory tax rate of 40%. For 2013, determined using a combined statutory tax rate of 41%.

The accompanying notes are an integral part of the consolidated financial statements.

South Jersey Industries, Inc.
Part II

 Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

GENERAL - South Jersey Industries, Inc. (SJI or the Company) currently provides a variety of energy-related products and services primarily through the following wholly-owned subsidiaries:

▪	South Jersey Gas Company (SJG) is a regulated natural gas utility. SJG distributes natural gas in the seven southernmost counties of New Jersey.

▪	South Jersey Energy Company (SJE) acquires and markets natural gas and electricity to retail end users and provides total energy management services to commercial and industrial customers.

▪
South Jersey Resources Group, LLC (SJRG) markets natural gas storage, commodity and transportation assets along with fuel management services on a wholesale basis in the mid-Atlantic, Appalachian and southern states.

▪	South Jersey Exploration, LLC (SJEX) owns oil, gas and mineral rights in the Marcellus Shale region of Pennsylvania.

▪	Marina Energy, LLC (Marina) develops and operates on-site energy-related projects. The following entities are wholly-owned subsidiaries of Marina as of December 31, 2015 (see Note 3):

•	ACB Energy Partners, LLC (ACB) owns and operates a natural gas fueled combined heating, cooling and power facility located in Atlantic City, New Jersey.

•
AC Landfill Energy, LLC (ACLE), BC Landfill Energy, LLC (BCLE), SC Landfill Energy, LLC (SCLE) and SX Landfill Energy, LLC (SXLE) own and operate landfill gas-fired electric production facilities in Atlantic, Burlington, Salem and Sussex Counties located in New Jersey.

•	MCS Energy Partners, LLC (MCS), NBS Energy Partners, LLC (NBS) and SBS Energy Partners, LLC (SBS) own and operate solar-generation sites located in New Jersey.

▪
South Jersey Energy Service Plus, LLC (SJESP) services residential and small commercial HVAC systems, installs small commercial HVAC systems, provides plumbing services and services appliances under warranty via a subcontractor arrangement as well as on a time and materials basis.

•	SJI Midstream, LLC was formed in 2014 to invest in infrastructure and other midstream projects, including a current project to build a 100-mile natural gas pipeline in Pennsylvania and New Jersey.

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

Certain reclassifications have been made to the prior period's regulatory liabilities disclosure to conform to the current period presentation. The societal benefit costs payable previously included in "Other Regulatory Liabilities" were reclassified to the line item "Societal Benefit Costs Payable" in the regulatory liabilities table disclosed in Note 11.

Certain reclassifications have been made to the prior period's deferred tax asset/liability disclosure to conform to the current period presentation. The breakout of current and noncurrent assets/liabilities previously disclosed in Note 4 was reclassified to separate deferred tax assets and deferred tax liabilities as disclosed in Note 4.

On February 26, 2015, the Board of Directors approved an amendment to SJI's Certificate of Incorporation to increase the authorized number of shares of common stock from 60,000,000 shares to 120,000,000 shares. The principal purpose of the increase was to permit a two-for-one split of all the issued shares of SJI's common stock, effected pursuant to a stock dividend of one share of common stock for each outstanding share of common stock, payable May 8, 2015 to shareholders of record at the close of business on April 17, 2015. All references to number of shares and per share information in the consolidated financial statements and related notes have been adjusted for all periods presented to reflect this stock split.

South Jersey Industries, Inc.
Part II

EQUITY INVESTMENTS - Marketable equity securities that are purchased as long-term investments are classified as Available-for-Sale Securities and carried at their fair value on the consolidated balance sheets. Any unrealized gains or losses are included in Accumulated Other Comprehensive Loss. SJI, through wholly owned subsidiaries, holds significant variable interests in several companies but is not the primary beneficiary.  Consequently, these investments are accounted for under the equity method. In the event that losses and/or distributions from these equity method investments exceed the carrying value, and the Company is obligated to provide additional financial support, the excess will be recorded as either a current or non-current liability on the consolidated balance sheets. We include the operations of these affiliated companies on a pre-tax basis in the statements of consolidated income under Equity in (Loss) Earnings of Affiliated Companies (See Note 3).  An impairment loss is recorded when there is clear evidence that a decline in value is other than temporary.  In 2015, the Company recorded a $7.7 million (net of tax) non-cash charge to earnings due to the reduction in the carrying value of an investment in a project entered into by Energenic (See Note 7). No impairment losses were recorded on Investments during 2014 or 2013.

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

REGULATION - SJG is subject to the rules and regulations of the New Jersey Board of Public Utilities (BPU). See Note 10 for a detailed discussion of SJG's rate structure and regulatory actions. SJG maintains its accounts according to the BPU's prescribed Uniform System of Accounts. SJG follows the accounting for regulated enterprises prescribed by Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 980 -”Regulated Operations.”  In general, Topic 980 allows for the deferral of certain costs (regulatory assets) and creation of certain obligations (regulatory liabilities) when it is probable that such items will be recovered from or refunded to customers in future periods. See Note 11 for a detailed discussion of regulatory assets and liabilities.

OPERATING REVENUES - Gas and electric revenues are recognized in the period the commodity is delivered to customers. For SJG and SJE retail customers that are not billed at the end of the month, we record an estimate to recognize unbilled revenues for gas and electricity delivered from the date of the last meter reading to the end of the month. SJRG's gas revenues are recognized in the period the commodity is delivered. Realized and unrealized gains and losses on energy-related derivative instruments are also recognized in operating revenues for SJRG. See further discussion under Derivative Instruments. SJRG presents revenues and expenses related to its energy trading activities on a net basis in operating revenues. This net presentation has no effect on operating income or net income. We recognize revenues related to SJESP appliance service contracts on a monthly basis as work is completed or commissions are earned. Revenue related to services provided on a time and materials basis is recognized on a monthly basis as the services are provided. Marina recognizes revenue on a monthly basis as services are provided, as lease income is earned, and for on-site energy production that is delivered to its customers.

REVENUE AND THROUGHPUT-BASED TAXES — SJG collects certain revenue-based energy taxes from its customers. Such taxes include New Jersey State Sales Tax and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. The PUA is included in both utility revenue and cost of sales and totaled $1.2 million, $1.1 million, and $1.2 million in 2015, 2014 and 2013, respectively. In prior years, SJG had collected a throughput-based energy tax from customers in the form of a Transitional Energy Facility Assessment (TEFA). The TEFA was included in both revenues and cost of sales and totaled $4.0 million in 2013. The TEFA was eliminated effective January 1, 2014.

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

South Jersey Industries, Inc.
Part II

ARO activity was as follows (in thousands):

	2015	2014

AROs as of January 1,	$42,502	$41,687
Accretion	1,675	1,612
Additions	802	664
Settlements	(1,110)	(1,461)
Revisions in Estimated Cash Flows (A)	14,074	—
ARO's as of December 31,	$57,943	$42,502

(A) The revision in estimated cash flows reflects an increase in the contractual cost to settle ARO. A corresponding increase was made to Regulatory Assets, thus having no impact on earnings.

DEPRECIATION - We depreciate utility plant on a straight-line basis over the estimated remaining lives of the various property classes. These estimates are periodically reviewed and adjusted as required after BPU approval. The composite annual rate for all depreciable utility property was approximately 2.2% in 2015, 2.2% in 2014, and 2.3% in 2013. The actual composite rate may differ from the approved rate as the asset mix changes over time. Except for retirements outside of the normal course of business, accumulated depreciation is charged with the cost of depreciable utility property retired, less salvage. Nonutility property depreciation is computed on a straight-line basis over the estimated useful lives of the property, ranging up to 50 years. Gain or loss on the disposition of nonutility property is recognized in operating income. Effective October 1, 2014, SJG's composite depreciation rate was reduced from 2.4% to 2.1%. See Note 10.

CAPITALIZED INTEREST - SJG capitalizes interest on construction at the rate of return on the rate base utilized by the BPU to set rates in SJG's last base rate proceeding. For SJG's accelerated infrastructure programs, SJG capitalizes interest on construction at a rate prescribed by the programs (see Note 10). Marina, SJRG and SJE capitalize interest on capital projects in progress based on the actual cost of borrowed funds. SJG's amounts are included in Utility Plant and Marina's amounts are included in Nonutility Property and Equipment on the consolidated balance sheets. Interest Charges are presented net of capitalized interest on the statements of consolidated income.  The amount of interest capitalized by SJI for the years ended December 31, 2015, 2014 and 2013 was $4.9 million, $4.6 million and $8.7 million, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS - We review the carrying amount of long-lived assets for possible impairment whenever events or changes in circumstances indicate that such amounts may not be recoverable. For the years ended December 31, 2015, 2014 and 2013, no significant impairments were identified.

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

South Jersey Industries, Inc.
Part II

Initially and on an ongoing basis, we assess whether derivatives designated as hedges are highly effective in offsetting changes in cash flows or fair values of the hedged items. We discontinue hedge accounting prospectively if we decide to discontinue the hedging relationship; determine that the anticipated transaction is no longer likely to occur; or determine that a derivative is no longer highly effective as a hedge. In the event that hedge accounting is discontinued, we will continue to carry the derivative on the balance sheet at its current fair value and recognize subsequent changes in fair value in current period earnings. Unrealized gains and losses on the discontinued hedges that were previously included in Accumulated Other Comprehensive Loss will be reclassified into earnings when the forecasted transaction occurs, or when it is probable that it will not occur. Hedge accounting has been discontinued for all remaining derivatives that were designated as hedging instruments.

GAS EXPLORATION AND DEVELOPMENT - The Company capitalizes all costs associated with gas property acquisition, exploration and development activities under the full cost method of accounting. Capitalized costs include costs related to unproved properties, which are not amortized until proved reserves are found or it is determined that the unproved properties are impaired. All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. No impairment charges were recorded during the years ended December 31, 2015, 2014 and 2013. As of both December 31, 2015 and 2014, $8.9 million related to interests in proved and unproved properties in Pennsylvania, net of amortization, is included with Nonutility Property and Equipment and Other Noncurrent Assets on the consolidated balance sheets.

TREASURY STOCK – SJI uses the par value method of accounting for treasury stock. As of December 31, 2015 and 2014, SJI held 236,571 and 263,578 shares of treasury stock, respectively. These shares are related to deferred compensation arrangements where the amounts earned are held in the stock of SJI.

INCOME TAXES - Deferred income taxes are provided for all significant temporary differences between the book and taxable bases of assets and liabilities in accordance with FASB ASC Topic 740 - “Income Taxes” (See Note 4). A valuation allowance is established when it is determined that it is more likely than not that a deferred tax asset will not be realized. Investment tax credits related to renewable energy facilities of Marina are recognized on the flow through method.

CASH AND CASH EQUIVALENTS - For purposes of reporting cash flows, highly liquid investments with original maturities of three months or less are considered cash equivalents.

IDENTIFIABLE INTANGIBLE ASSETS - Identifiable intangible assets were acquired as part of the acquisition of Energenic projects as discussed in Note 3. The primary identifiable intangible assets of the Company are customer relationships. The Company determines the useful lives of identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Considerations may include the contractual term of any agreement related to the asset, the historical performance of the asset, the Company's long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives (finite-lived intangible assets) are amortized, primarily on a straight-line basis, over their useful lives, generally ranging from 2 to 20 years. SJI recorded the cost of identifiable intangible assets of $21.6 million into Noncurrent Assets on the consolidated balance sheets as of December 31, 2015. No amortization has been taken on these assets during 2015. The Company did not have any identifiable intangible assets as of December 31, 2014.

GOODWILL - Goodwill was acquired as part of the acquisition of Energenic projects as discussed in Note 3. Goodwill represents the excess of the consideration paid over the fair value of identifiable net assets acquired. Goodwill is not amortized, but instead is subject to impairment testing on an annual basis, and between annual tests whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying amount. The Company recorded $8.9 million of goodwill in Noncurrent Assets on the consolidated balance sheets as of December 31, 2015. No goodwill was recorded on the consolidated balance sheets as of December 31, 2014.

NEW ACCOUNTING PRONOUNCEMENTS - Other than as described below, no new accounting pronouncement issued or effective during 2015 or 2014 had, or is expected to have, a material impact on the consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. The adoption of this guidance will not have an impact on the Company's financial statement results; however, balance sheet presentations will be modified to conform to this guidance.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred taxes by requiring that deferred tax assets and liabilities be presented as noncurrent on the balance sheet. ASU 2015-17 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. ASU 2015-17 may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company adopted this guidance, prospectively, as of December 31, 2015.

South Jersey Industries, Inc.
Part II

2.	STOCK-BASED COMPENSATION PLAN:

On April 30, 2015, the shareholders of SJI approved the adoption of the Company's 2015 Omnibus Equity Compensation Plan (Plan), replacing the Amended and Restated 1997 Stock-Based Compensation Plan that had terminated on January 26, 2015. Under the Plan, shares may be issued to SJI’s officers (Officers), non-employee directors (Directors) and other key employees. No options were granted or outstanding during the years ended December 31, 2015, 2014 and 2013.   No stock appreciation rights have been issued under the plans. During the years ended December 31, 2015, 2014 and 2013, SJI granted 158,929, 136,526 and 112,928 restricted shares, respectively, to Officers and other key employees under the plans.  Performance-based restricted shares vest over a three-year period and are subject to SJI achieving certain market and earnings-based performance targets as compared to a peer group average, which can cause the actual amount of shares that ultimately vest to range from between 0% to 200% of the original share units granted.

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

Through 2014, grants containing earnings-based targets were based on SJI's earnings per share (EPS) growth rate relative to a peer group to measure performance. Beginning in 2015, earning-based performance targets include predefined EPS and ROE goals to measure performance. As EPS-based and ROE-based grants are contingent upon performance and service conditions, SJI is required to measure and recognize stock-based compensation expense based on the fair value at the date of grant over the requisite three-year period of each award. The fair value is measured as the market price at the date of grant. The initial accruals of compensation expense are based on the estimated number of shares expected to vest, assuming the requisite service is rendered and probable outcome of the performance condition is achieved. That estimate is revised if subsequent information indicates that the actual number of shares is likely to differ from previous estimates. Compensation expense is ultimately adjusted based on the actual achievement of service and performance targets.

SJI granted 26,338, 23,220 and 24,570 restricted shares to Directors in 2015, 2014 and 2013, respectively.  Shares issued to Directors vest over twelve months and contain no performance conditions. As a result, 100% of the shares granted generally vest.

The following table summarizes the nonvested restricted stock awards outstanding at December 31, 2015, and the assumptions used to estimate the fair value of the awards:

	Grants	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate
Officers & Key Employees -	2014 - TSR	51,349	$21.31	20.0%	0.80%
	2014 - EPS	51,349	$27.22	N/A	N/A
	2015 - TSR	34,574	$26.31	16.0%	1.10%
	2015 - EPS, ROE, Time	88,919	$29.47	N/A	N/A

Directors -	2015	26,338	$29.21	N/A	N/A

South Jersey Industries, Inc.
Part II

Expected volatility is based on the actual volatility of SJI’s share price over the preceding three-year period as of the valuation date. The risk-free interest rate is based on the zero-coupon U.S. Treasury Bond, with a term equal to the three-year term of the Officers' and other key employees' restricted shares. As notional dividend equivalents are credited to the holders during the three-year service period, no reduction to the fair value of the award is required. As the Directors’ restricted stock awards contain no performance conditions and dividends are paid or credited to the holder during the requisite service period, the fair value of these awards are equal to the market value of the shares on the date of grant.

The following table summarizes the total stock-based compensation cost for the years ended December 31 (in thousands):

	2015	2014	2013
Officers & Key Employees	$1,128	$1,260	$2,236
Directors	769	633	765
Total Cost	1,897	1,893	3,001

Capitalized	(216)	(147)	(237)
Net Expense	$1,681	$1,746	$2,764

The table above reflects the reversal of approximately $1.2 million and $1.1 million of previously recorded costs in 2015 and 2014, respectively. These reversals are associated with EPS-based grants for which performance goals were not met.

As of December 31, 2015, there was $2.9 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 1.8 years.

The following table summarizes information regarding restricted stock award activity during 2015, excluding accrued dividend equivalents:

	Officers & Other Key Employees	Directors	Weighted Average Fair Value
Nonvested Shares Outstanding, January 1, 2015	223,876	23,220	$24.40
Granted	158,929	26,338	$28.67
Vested*	(91,244)	(23,220)	$24.57
Cancelled/Forfeited**	(65,370)	—	$26.56
Nonvested Shares Outstanding, December 31, 2015	226,191	26,338	$26.89

*Based on performance information available at the filing of this Report, management does not expect to award shares associated with the 2013 grants to officers and other key employees in 2016.
** Represents shares forfeited as a result of retirements prior to the satisfaction of service conditions.

Performance targets during the three-year vesting periods were not attained for the 2011 or 2012 Officer and other key employee grants that vested at December 31, 2013 and 2014, respectively. As a result, no shares were awarded in 2014 or 2015. During the year ended December 31, 2013, SJI awarded 66,077 shares to its Officers and other key employees at a market value of $3.3 million. Also, during the years ended December 31, 2015, 2014 and 2013, SJI granted 26,338, 23,220 and 24,570 shares to its Directors at a market value of $0.8 million, $0.6 million and $0.6 million, respectively. The Company has a policy of issuing new shares to satisfy its obligations under the plans; therefore, there are no cash payment requirements resulting from the normal operation of this plan. However, a change in control could result in such shares becoming nonforfeitable or immediately payable in cash.  At the discretion of the Officers, Directors and other key employees, the receipt of vested shares can be deferred until future periods.  These deferred shares are included in Treasury Stock on the consolidated balance sheets.

South Jersey Industries, Inc.
Part II

3.	AFFILIATIONS AND DISCONTINUED OPERATIONS:

AFFILIATIONS — The following affiliated entities are accounted for under the equity method:

Energenic – US, LLC (Energenic) - Marina and a joint venture partner formed Energenic, in which Marina has a 50% equity interest. Energenic develops and operates on-site, self-contained, energy-related projects.

On December 31, 2015, Energenic, Marina and its joint venture partner entered into two Equity Distribution and Purchase Agreements (the "Transaction"), pursuant to which Marina became the sole owner of eight of the Energenic projects ("Marina Projects") and its joint venture partner became the sole owner of seven other Energenic projects ("Partner Projects"). The Transaction has been accounted for as a distribution of member interests by Energenic to its owners and a business combination through the exchange of member interests in various projects between Marina and its joint venture partner. In connection with the distribution, Energenic revalued the projects to fair value, resulting in a net gain of $2.7 million, 50% of which the Company has recognized in Equity in Loss (Earnings) of Affiliated Companies. In connection with the exchange, the joint venture partner also provided a $19.5 million note payable to Marina. The note and other existing obligations of the joint venture partner to Marina (including the note receivable discussed below under LVE Energy Partners and amounts previously included in Notes Receivable - Affiliate) are included in Notes Receivable on the consolidated balance sheets, with approximately $1.8 million being included as a current asset as it is due within one year. This note is collateralized by security interests in various energy project assets owned by the joint venture partner as well as personal guarantees from its principals.

As part of the transaction, each party is relieved of any guarantees related to the Projects in which it no longer has an ownership interest.
The projects that are now wholly-owned by Marina are ACB, ACLE, BCLE, SCLE, SXLE, MCS, NBS & SBS.
Through December 31, 2015, Marina’s investment in Energenic has been accounted for under the equity method of accounting. As such, Marina’s share of the equity value of the projects has been included within Investment in Affiliates on the consolidated balance sheets and Marina’s share of the loss or earnings from the projects has been included within Equity in (Loss) Earnings of Affiliated Companies on the statements of consolidated income. As of December 31, 2015, the assets and liabilities of the projects that are now wholly-owned by Marina are consolidated into the consolidated balance sheets. The respective results from operations and cash flows of the projects that are now wholly-owned by Marina will be consolidated into the statements of consolidated income and cash flows beginning in 2016. This transaction represents a non-cash investing and financing activity. The results of the acquired projects will be included in the On-Site Energy Production segment.

South Jersey Industries, Inc.
Part II

The following table summarizes the preliminary purchase price allocation and reflects 100% of the fair values of the assets acquired and the liabilities assumed by the Company in connection with the Transaction. The Company is still awaiting final valuation reports supporting the allocation of the purchase price to certain identifiable intangibles. Total consideration for the step acquisition of the remaining interest in the Marina Projects was $46.1 million, which represents the fair value of the Company’s interest in the Partner Projects exchanged ($31.5 million) as well as the existing value of the Marina Projects immediately prior to the exchange ($14.6 million) (in thousands):

Current assets (excluding inventory)	$7,804
Inventory	3,154
Note Receivable Received	19,504
Fixed Assets	40,854
Intangible Assets:
Identifiable Intangibles	21,553
Goodwill	8,880
Non-Current Assets	1,873
Current Liabilities	(8,196)
Note Payable - Affiliate	(16,986)
Long-Term Debt, including current portion	(21,457)
Capital Lease Payable	(10,357)
Other Non-Current Liabilities	(572)
Fair Value of Consolidated Assets and Liabilities of Acquired Projects	$46,054

The pro forma impact of this transaction on the operations of the Company is not significant.

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

LVE Energy Partners, LLC (LVE) - In March 2013, substantially all of the assets of this joint venture, in which Marina had a 50% equity interest, were sold. In 2013, the Company received (a) $57.9 million of repayments of advances to LVE; and (b) a $7.9 million note receivable from a third party, which is recorded in the consolidated balance sheets as of December 31, 2014. As of December 31, 2013, LVE was dissolved and the Company incurred a $0.8 million charge to write-off the remaining interest in 2013.

During 2015, the Company made net investments in unconsolidated affiliates of $18.0 million. During 2014, the Company provided net advances to unconsolidated affiliates of $2.4 million. During 2013, the Company made investments in, and provided net advances to, unconsolidated affiliates of $9.6 million, which does not include the cash proceeds related to the sale of LVE as discussed above.  As of December 31, 2015 and 2014, the outstanding balance of Notes Receivable – Affiliate was $16.4 million and $51.5 million, respectively. As of December 31, 2015, approximately $13.7 million of these notes are secured by property, plant and equipment of the affiliates, accrue interest at 7.5% and are to be repaid through 2025, and the remaining $2.7 million of these notes are unsecured and accrue interest at variable rates.

SJI holds significant variable interests in these entities but is not the primary beneficiary. Consequently, these entities are accounted for under the equity method because SJI does not have both a) the power to direct the activities of the entity that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. As of December 31, 2015, the Company had a net asset of approximately $17.0 million included in Investment in Affiliates on the consolidated balance sheets related to equity method investees, in addition to Notes Receivable – Affiliate as discussed above. SJI’s maximum exposure to loss from these entities as of December 31, 2015 is limited to its combined equity contributions and the Notes Receivable-Affiliate in the amount of $33.4 million.

South Jersey Industries, Inc.
Part II

The following tables present summarized financial information of the total balances for all Affiliates (of which, on average, SJI has only a 50% equity interest) accounted for under the equity method (in thousands):

	2015	2014
Current assets	$21,914	$46,683
Noncurrent assets	$117,091	$478,240
Current liabilities	$47,797	$75,260
Noncurrent liabilities	$112,438	$315,801
As of December 31, 2015, the assets and liabilities of the projects that are now wholly owned by Marina as discussed above are consolidated into the consolidated balance sheets. As such, they are not included in the above table.

	2015	2014	2013
Revenues	$163,479	$207,031	$178,026
Cost of sales	$86,452	$107,042	$91,228
(Loss) Income from continuing operations	$(56,962)	$(11,666)	$6,229
Net (Loss) Income	$(56,962)	$(11,666)	$6,229

The respective results from operations of the projects that are now wholly owned by Marina as discussed above were not consolidated into the statements of consolidated income during 2015. As such, they are included in the above table.

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

SJI conducts tests annually to estimate the environmental remediation costs for these properties.

Summarized operating results of the discontinued operations for the years ended December 31, were (in thousands, except per share amounts):

	2015	2014	2013
Loss before Income Taxes:
Sand Mining	$(422)	$(620)	$(406)
Fuel Oil	(338)	(274)	(816)
Income Tax Benefits	257	312	426
Loss from Discontinued Operations — Net	$(503)	$(582)	$(796)
Earnings Per Common Share from
Discontinued Operations — Net:
Basic and Diluted	$(0.01)	$(0.01)	$(0.01)

South Jersey Industries, Inc.
Part II

4.	INCOME TAXES:

SJI files a consolidated federal income tax return. State income tax returns are filed on a separate company basis in states where SJI has operations and/or a requirement to file. Total income taxes applicable to operations differ from the tax that would have resulted by applying the statutory Federal income tax rate to pre-tax income for the following reasons (in thousands):

	2015	2014	2013

Tax at Statutory Rate	$37,440	$35,727	$22,181
Increase (Decrease) Resulting from:
State Income Taxes	3,985	1,960	971
ESOP Dividend	(1,298)	(1,232)	(1,176)
Amortization of Investment Tax Credits - Utility	(149)	(211)	(258)
AFUDC	(1,109)	(1,481)	(916)
Investment and Other Tax Credits	(37,503)	(30,661)	(38,179)
Other - Net	(6)	347	(1,637)
Income Taxes:
Continuing Operations	1,360	4,449	(19,014)
Discontinued Operations	(257)	(312)	(426)
Total Income Tax Expense (Benefit)	$1,103	$4,137	$(19,440)

The provision for Income Taxes is comprised of the following (in thousands):

	2015	2014	2013
Current:
Federal	$—	$(62)	$(273)
State	(2,352)	3,052	3,066
Total Current	(2,352)	2,990	2,793
Deferred:
Federal	(4,622)	1,707	(19,978)
State	8,483	(37)	(1,571)
Total Deferred	3,861	1,670	(21,549)
Investment Tax Credit - Utility	(149)	(211)	(258)
Income Taxes:
Continuing Operations	1,360	4,449	(19,014)
Discontinued Operations	(257)	(312)	(426)
Total Income Tax Expense (Benefit)	$1,103	$4,137	$(19,440)

Investment Tax Credits attributable to SJG are deferred and amortized at the annual rate of 3.0%, which approximates the life of related assets.

South Jersey Industries, Inc.
Part II

The net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes resulted in the following net deferred tax assets and liabilities at December 31 (in thousands):

	2015	2014
Deferred Tax Assets:
Net Operating Loss Carryforward	$195,358	$157,174
Investment and Other Tax Credits	200,491	154,805
Derivatives / Unrealized Gain	5,652	12,554
Conservation Incentive Program	—	2,027
Deferred State Tax	24,833	21,548
Investment Tax Credit Basis Gross-Up	—	77
Pension & Other Post Retirement Benefits	29,998	34,892
Deferred Revenues	4,924	11,647
Provision for Uncollectibles	4,200	6,296
Other	6,448	6,734
Total Deferred Tax Asset	$471,904	$407,754

Deferred Tax Liabilities:
Book versus Tax Basis of Property	$675,521	$558,960
Deferred Gas Costs - Net	3,998	22,959
Environmental Remediation	19,207	12,147
Deferred Regulatory Costs	566	6,333
Budget Billing - Customer Accounts	830	1,138
Deferred Pension & Other Post Retirement Benefits	42,216	39,891
Conservation Incentive Program	1,132	—
Equity In Loss Of Affiliated Companies	9,111	39,230
Other	15,268	13,868
Total Deferred Tax Liability	$767,849	$694,526

Deferred Tax Liability - Net	$295,945	$286,772

Current Deferred Tax Asset	$—	$(57,748)
Noncurrent Deferred Tax Liability	295,945	344,520
Deferred Tax Liability - Net	$295,945	$286,772

As of December 31, 2015, SJI has the following federal and state net operating loss carryforwards (in thousands):

	Net Operating Loss Carryforwards
Expire in:	Federal	State
2031	$163,880	$45,866
2032	43,724	19,356
2033	68,696	34,940
2034	117,325	28,622
2035	133,782	21,685
	$527,407	$150,469

South Jersey Industries, Inc.
Part II

As of December 31, 2015, SJI has the following investment tax credit carryforwards (in thousands):

Expire in:	Investment Tax Credit Carryforward
2030	$11,628
2031	26,613
2032	32,071
2033	46,179
2034	38,727
2035	42,548
$197,766

SJI has $1.2 million of federal alternative minimum tax credits which have no expiration date. SJI also has research and development credits of $1.4 million that will expire between 2031 and 2034. A valuation allowance is recorded when it is more likely than not that any of SJI's deferred tax assets will not be realized. SJI believes that it will generate sufficient future taxable income to realize the income tax benefits related to SJI's net deferred tax assets.

The total unrecognized tax benefits as of December 31, 2015, 2014, and 2013 were $0.6 million, $0.6 million, and $0.5 million, respectively, which excludes $0.7 million, $0.7 million, and $0.6 million of accrued interest and penalties, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, is as follows (in thousands):

	2015	2014	2013
Balance at January 1,	$552	$547	$503
Increase as a result of tax positions taken in prior years	7	5	44
Decrease due to a lapse in the statute of limitations	—	—	—
Settlements	—	—	—
Balance at December 31,	$559	$552	$547

The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is not significant.  The Company's policy is to record interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively. These amounts were not significant in 2015, 2014 or 2013. There have been no significant changes to the unrecognized tax benefits during 2015, 2014 or 2013 and the Company does not anticipate any significant changes in the total unrecognized tax benefits within the next 12 months.

The unrecognized tax benefits are primarily related to an uncertainty of state income tax issues relating to the Company's nexus in certain states.  Federal income tax returns from 2012 forward and state income tax returns from 2008 forward are open and subject to examination.

5.	PREFERRED STOCK:

REDEEMABLE CUMULATIVE PREFERRED STOCK - SJI has 2,500,000 authorized shares of Preference Stock, no par value, which has not been issued.

6.	COMMON STOCK:

The following shares were issued and outstanding at December 31 (See Note 1):

	2015	2014	2013
Beginning of Year	68,334,860	65,430,084	63,306,524
New Issues During Year:
Dividend Reinvestment Plan	2,604,424	2,881,556	1,966,834
Stock-Based Compensation Plan	26,338	23,220	156,726
End of Year	70,965,622	68,334,860	65,430,084

The par value ($1.25 per share) of stock issued was recorded in Common Stock and the net excess over par value at December 31, 2015 of approximately $61.1 million was recorded in Premium on Common Stock.

EARNINGS PER COMMON SHARE (EPS) — Basic EPS is based on the weighted-average number of common shares outstanding.  The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 195,139; 150,062, and 115,520 shares for the years ended December 31, 2015, 2014 and 2013, respectively. These shares relate to SJI’s restricted stock as discussed in Note 2.

DIVIDENDS PER SHARE - Dividends per share were $1.02, $0.96 and $0.90 for the years ended December 31, 2015, 2014 and 2013, respectively.

DIVIDEND REINVESTMENT PLAN (DRP) —The Company offers a DRP which allows participating shareholders to purchase shares of SJI common stock by automatic reinvestment of dividends or optional purchases. Shares of common stock offered by the DRP have been issued directly by SJI from its authorized but unissued shares of common stock. The Company raised $63.2 million and $80.7 million of equity capital through the DRP during the years ended December 31, 2015 and 2014, respectively.

7.	FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS —Marina is required to maintain escrow accounts related to ongoing capital projects as well as unused loan proceeds pending approval of construction expenditures. As of December 31, 2015 and 2014, the escrowed proceeds, including interest earned, totaled $3.4 million and $1.7 million, respectively.

The Company maintains margin accounts with selected counterparties to support its risk management activities. The balances required to be held in these margin accounts increase as the net value of the outstanding energy-related contracts with the respective counterparties decrease. As of December 31, 2015 and 2014, the balances in these accounts totaled $43.7 million and $63.7 million, respectively.

In accordance with a Loan & Security Agreement which ACB has with a third party (see Note 14 - Long-Term Debt), ACB is required to maintain control accounts which include a debt service reserve. As of December 31, 2015, the balance in these accounts totaled $1.7 million.

The carrying amounts of the Restricted Investments approximate their fair values at December 31, 2015 and 2014, which would be included in Level 1 of the fair value hierarchy (See Note 17).

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

In June 2014, the parent company of the hotel, casino and entertainment complex filed petitions in U. S. Bankruptcy Court to facilitate a sale of substantially all of its assets. The complex ceased normal business operations in September 2014. Energenic subsidiaries continued to provide limited energy services to the complex during the shutdown period under a temporary agreement with the trustee. The hotel, casino and entertainment complex was sold in April 2015. As of December 31, 2015, the Energenic subsidiaries were providing limited services to the complex under a short-term agreement with the new owner. However, the Energenic subsidiaries had not been able to secure a permanent or long-term energy services agreement with the new owner.

South Jersey Industries, Inc.
Part II

As a result, management of the Company and Energenic have evaluated the carrying value of the investment in this project and a related note receivable. Based on the inability of the Energenic subsidiaries to secure a permanent or long-term energy services agreement, the Company recorded a $7.7 million (net of tax) non-cash charge to earnings during the second quarter of 2015 due to the reduction in the carrying value of the investment in this project recorded by Energenic. This charge is included in Equity in Loss of Affiliated Companies for the year ended December 31, 2015 on the statements of consolidated income. Estimating the fair value of an investment is highly judgmental and involves the use of significant estimates and assumptions. Actual results may differ significantly from those used to develop this estimate.

The central energy center and energy distribution system owned by the Energenic subsidiaries was financed in part by the issuance of bonds during 2011. These bonds were collateralized primarily by certain assets of the central energy center and revenue from the energy services agreement with the hotel, casino and entertainment complex. During 2015, due to the cessation of normal business operations of the complex and the inability of the Energenic subsidiaries to meet its obligations under the bonds, the trustee for the bondholders filed suit to foreclose on certain assets of the central energy center. In November 2015 during settlement discussions, the bondholders alleged among other things, that they were entitled to recover from Energenic itself, any amounts owed under the bonds that were not covered by the collateral, including principal, interest and attorney’s fees. The bondholders’ assertion was based on inconsistent language in the bond documents. As a result, as of December 31, 2015, management of Energenic has accrued for the cost to settle this claim (See Note 19). The Company's share of this pre-tax charge of $7.5 million is included in Equity in Loss of Affiliated Companies for the year ended December 31, 2015 on the statements of consolidated income. Management of Energenic is currently in active settlement discussions and believes that this amount is recoverable from its insurance carrier and external legal advisors.

As of December 31, 2015, the Company, through its investment in Energenic, had a remaining net asset of approximately $1.7 million included in Investment in Affiliates on the consolidated balance sheets related to cogeneration assets for this project. In addition, the Company had approximately $13.7 million included in Notes Receivable - Affiliate on the consolidated balance sheets, due from Energenic, which is secured by those cogeneration assets. This note is subject to a reimbursement agreement that secures reimbursement for the Company, from its joint venture partner, of a proportionate share of any amounts that are not repaid.

Management will continue to monitor the situation surrounding the complex and will evaluate the carrying value of the investment and the note receivable as future events occur.

NOTE RECEIVABLE - In June 2015, SJG advanced $10.0 million to a not-for-profit organization formed to spur economic development in Atlantic City, New Jersey, of which $0.1 million has been repaid. The note bears interest at 1.0% for an initial term of six months, with the borrower’s option to extend the term for two additional terms of three months each. In December 2015, the borrower exercised its first option to extend the term of the note for an additional three months. SJG holds a first lien security interest on land in Atlantic City as collateral against this note.  The carrying amount of this receivable approximates its fair value at December 31, 2015, which would be included in Level 2 of the fair value hierarchy (See Note 17).

LONG-TERM RECEIVABLES — SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources.  The terms of these loans call for customers to make monthly payments over a period of five to ten years with no interest.  The carrying amounts of such loans were $12.9 million and $15.0 million as of December 31, 2015 and 2014, respectively. The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Contract Receivables on the consolidated balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $1.3 million as of both December 31, 2015 and 2014.  The annual amortization to interest is not material to the Company’s consolidated financial statements.   The carrying amounts of these receivables approximate their fair value at December 31, 2015 and 2014, which would be included in Level 2 of the fair value hierarchy (See Note 17).

CREDIT RISK - As of December 31, 2015, approximately $11.7 million or 11.8% of current and noncurrent Derivatives–Energy Related Assets are transacted with one counterparty. This counterparty has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assigned to SJI in the event of default by the counterparty.

South Jersey Industries, Inc.
Part II

FINANCE OBLIGATION - During 2010, ACB Energy Partners LLC (ACB), which at the time was a wholly-owned subsidiary of Energenic, of which Marina has a 50% equity interest, completed construction of a combined heat and power generating facility to serve, under an energy services agreement, a thermal plant owned by Marina. Construction period financing was provided by Marina. As substantially all of the costs of constructing the facility were funded by the financing provided by Marina, Marina was considered the owner of the facility for accounting purposes during the construction period. When an entity is considered the accounting owner during the construction period, a sale of the asset effectively occurs when construction of the asset is completed. However, due to its continuing involvement in the facility through its equity interest in Energenic, Marina continued to be considered the owner of the facility for accounting purposes under ASC Topic 360 Property, Plant and Equipment. As a result, as of December 31, 2014, the transaction was accounted for as a financing arrangement under ASC Topic 840 Leases and, therefore, the Company included costs to construct the facility within Nonutility Property, Plant and Equipment on the consolidated balance sheets of $23.7 million as of December 31, 2014. In addition, the Company included repayments from ACB to Marina on the construction loan within the Finance Obligation on the consolidated balance sheets. Marina does not have a fixed payment obligation to ACB; as a result, the Finance Obligation is classified as a noncurrent liability on the consolidated balance sheets as of December 31, 2014. The costs to construct the facility and the repayments of the construction loan were amortized over the term of the energy services agreement. The impact on the statements of consolidated income was not significant. As a result, the Company recorded $19.7 million, net of amortization, within Finance Obligation on the consolidated balance sheets at December 31, 2014. On December 31, 2015, ACB became a wholly-owned subsidiary of Marina. As a result of this transaction, the facility is no longer accounted for as a financing arrangement and is instead reflected at fair value (see Note 3). As such, the Finance Obligation is no longer recorded on the consolidated balance sheet as of December 31, 2015.

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE - The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. The carrying amounts of SJI's financial instruments approximate their fair values at December 31, 2015 and 2014, except as noted below.

•
For Long-Term Debt, in estimating the fair value, we use the present value of remaining cash flows at the balance sheet date. We based the estimates on interest rates available to SJI at the end of each period for debt with similar terms and maturities (Level 2 in the fair value hierarchy, see Note 17 - Fair Value of Financial Assets and Financial Liabilities). The estimated fair values of SJI's long-term debt, including current maturities, as of December 31, 2015 and 2014, were $1,079.0 million and $1,058.5 million, respectively. The carrying amounts of SJI's long-term debt, including current maturities, as of December 31, 2015 and 2014, was $1,035.8 million and $1,009.4 million, respectively.

OTHER FINANCIAL INSTRUMENTS - The carrying amounts of SJI's other financial instruments approximate their fair values at December 31, 2015 and 2014.

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

•
On-Site energy production consists of Marina’s thermal energy facility and other energy-related projects. Also included in this segment are the activities of ACB, ACLE, BCLE, SCLE, SXLE, MCS, NBS and SBS. These entities became wholly-owned subsidiaries of Marina on December 31, 2015 (see Note 3). As such their activities are included only in the Identifiable Assets table below.

•	Appliance service operations includes SJESP’s servicing of appliances under warranty via a subcontractor arrangement as well as on a time and materials basis.

•	The activities of Midstream are a part of the Corporate & Services segment.

South Jersey Industries, Inc.
Part II

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

Information about SJI’s operations in different reportable operating segments is presented below (in thousands):

	2015	2014	2013
Operating Revenues:
Gas Utility Operations	$534,290	$501,875	$446,480
Energy Group:
Wholesale Energy Operations	129,098	77,048	831
Retail Gas and Other Operations	87,198	127,001	107,748
Retail Electric Operations	150,049	123,773	128,932
Subtotal Energy Group	366,345	327,822	237,511
Energy Services:
On-Site Energy Production	63,665	56,129	43,551
Appliance Service Operations	11,186	10,518	13,723
Subtotal Energy Services	74,851	66,647	57,274
Corporate & Services	31,156	30,174	31,286
Subtotal	1,006,642	926,518	772,551
Intersegment Sales	(47,074)	(39,522)	(41,130)
Total Operating Revenues	$959,568	$886,996	$731,421

South Jersey Industries, Inc.
Part II

	2015	2014	2013
Operating Income:
Gas Utility Operations	$119,585	$113,690	$105,822
Energy Group:
Wholesale Energy Operations	35,024	9,493	(37,720)
Retail Gas and Other Operations	(3,218)	479	278
Retail Electric Operations	1,042	(466)	(98)
Subtotal Energy Group	32,848	9,506	(37,540)
Energy Services:
On-Site Energy Production	2,027	2,560	(2,011)
Appliance Service Operations	468	362	2,995
Subtotal Energy Services	2,495	2,922	984
Corporate and Services	1,966	1,485	370
Total Operating Income	$156,894	$127,603	$69,636

Depreciation and Amortization:
Gas Utility Operations	$58,668	$52,155	$48,261
Energy Group:
Wholesale Energy Operations	435	168	206
Retail Gas and Other Operations	161	83	93
Subtotal Energy Group	596	251	299
Energy Services:
On-Site Energy Production	30,242	25,020	15,192
Appliance Service Operations	316	269	261
Subtotal Energy Services	30,558	25,289	15,453
Corporate and Services	1,220	816	877
Total Depreciation and Amortization	$91,042	$78,511	$64,890

Interest Charges:
Gas Utility Operations	$19,906	$17,872	$12,550
Energy Group:
Wholesale Energy Operations	441	371	417
Retail Gas and Other Operations	185	267	280
Subtotal Energy Group	626	638	697
Energy Services:
On-Site Energy Production	8,169	8,723	4,480
Corporate and Services	11,822	8,803	6,004
Subtotal	40,523	36,036	23,731
Intersegment Borrowings	(8,901)	(6,476)	(4,906)
Total Interest Charges	$31,622	$29,560	$18,825

South Jersey Industries, Inc.
Part II

	2015	2014	2013

Income Taxes:
Gas Utility Operations	$36,945	$34,895	$34,833
Energy Group:
Wholesale Energy Operations	14,410	4,822	(15,070)
Retail Gas and Other Operations	(978)	787	434
Retail Electric Operations	426	(190)	(40)
Subtotal Energy Group	13,858	5,419	(14,676)
Energy Services:
On-Site Energy Production	(49,225)	(36,404)	(40,755)
Appliance Service Operations	186	223	1,237
Subtotal Energy Services	(49,039)	(36,181)	(39,518)
Corporate and Services	(404)	316	347
Total Income Taxes	$1,360	$4,449	$(19,014)

Property Additions:
Gas Utility Operations	$218,260	$201,737	$173,099
Energy Group:
Wholesale Energy Operations	382	18	50
Retail Gas and Other Operations	2,053	1,421	702
Subtotal Energy Group	2,435	1,439	752
Energy Services:
On-Site Energy Production (1)	139,018	132,214	151,592
Appliance Service Operations	379	84	—
Subtotal Energy Services	139,397	132,298	151,592
Corporate and Services	1,902	3,995	3,061
Total Property Additions	$361,994	$339,469	$328,504

(1) The property additions for On-Site Energy Production do not include the approximately $40.9 million of Property, Plant and Equipment obtained through the acquisition of eight Energenic projects as discussed in Note 3.

	2015	2014
Identifiable Assets:
Gas Utility Operations	$2,288,204	$2,185,672
Energy Group:
Wholesale Energy Operations	231,660	366,119
Retail Gas and Other Operations	55,111	53,073
Retail Electric Operations	55,528	23,682
Subtotal Energy Group	342,299	442,874
Energy Services:
On-Site Energy Production	791,236	675,937
Appliance Service Operations	4,885	3,105
Subtotal Energy Services	796,121	679,042
Discontinued Operations	1,545	1,758
Corporate and Services	653,659	527,691
Intersegment Assets	(600,928)	(487,612)
Total Identifiable Assets	$3,480,900	$3,349,425

9.    LEASES:

Marina is considered to be the lessor of certain thermal energy generating property and equipment under an operating lease which expires in May 2027. As of December 31, 2015 and 2014 the carrying costs of this property and equipment under operating lease was $78.2 million and $79.9 million, respectively, (net of accumulated depreciation of $28.5 million and $25.4 million, respectively) and is included in Nonutility Property and Equipment in the consolidated balance sheets.

Minimum future rentals to be received on this operating lease of property and equipment as of December 31, 2015 for each of the next five years and in the aggregate are (in thousands):

Year ended December 31,
2016	$5,396
2017	5,396
2018	5,396
2019	5,396
2020	5,396
Thereafter	34,626
Total minimum future rentals	61,606

Minimum future rentals do not include additional amounts to be received based on actual use of the leased property.
BCLE is considered to be the lessee of certain electric generating units and related facilities and equipment under a capital lease which expires in October 2027. The interest rate related to the obligation is 6.8%, and the related facilities and equipment are amortized over the useful life ranging from 7-39 years. As of December 31, 2015, the carrying costs of this property and equipment under capital lease is $4.1 million and is included in Nonutility Property and Equipment in the consolidated balance sheets. Since BCLE became a wholly-owned subsidiary of Marina on December 31, 2015 (see Note 3), there were no carrying costs on the consolidated balance sheets as of December 31, 2014, and no depreciation has been taken on this lease by Marina as of December 31, 2015.

Minimum future rentals to be paid on this capital lease of property and equipment as of December 31, 2015 for each of the next five years and in the aggregate are (in thousands):

Year ended December 31,
2016	$1,282
2017	1,282
2018	1,282
2019	1,282
2020	1,282
Thereafter	8,657
Total minimum future rentals	15,067
Less: Interest portion	(4,710)
Present value of future minimum lease payments	$10,357

South Jersey Industries, Inc.
Part II

10.	RATES AND REGULATORY ACTIONS:

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

Regulatory actions regarding the BGSS were as follows:

•	January 2013 - SJG credited the accounts of its periodic BGSS customers with refunds totaling $9.4 million due to gas costs that were lower than projections.

•	May 2013 - SJG filed its annual BGSS filing with the BPU requesting a $0.6 million reduction in gas cost recoveries.

•	September 2013 - The BPU issued an Order approving, on a provisional basis, SJG’s request for a $0.6 million reduction in gas cost recoveries.

•	January 2014 - SJG credited the accounts of its periodic BGSS customer with refunds totaling $11.2 million due to gas costs that were lower than projected.

•	May 2014 - SJG filed its annual BGSS filing with the BPU requesting a $27.0 million, or a 9.3% increase in gas cost recoveries.

•	September 2014 - The BPU issued an Order approving, on a provisional basis, SJG’s request for a $27.0 million increase in gas cost recoveries.

•	June 2015 - SJG filed its annual BGSS filing with the BPU, requesting a $28.4 million decrease in gas cost recoveries.

•	September 2015 - The BPU issued an Order approving, on a provisional basis, SJG’s request for a $28.4 million decrease in gas cost recoveries.

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

•
June 2015 - SJG filed its annual CIP filing with the BPU, requesting a decrease in revenues of $11.3 million, which includes a $8.8 million decrease in non-weather related revenues and a $2.5 million decrease in weather related revenues.

•	September 2015 - The BPU issued an Order approving, on a provisional basis, the 2015-2016 CIP rates filed in June 2015, effective October 1, 2015.

Capital Investment Recovery Tracker (CIRT) - The purpose of the CIRT was to accelerate capital expenditures in an effort to stimulate the economy. The petition requested that SJG be allowed to earn a return of, and a return on, its investment. On a monthly basis during the CIRT year, SJG recorded adjustments to earnings based on actual CIRT program expenditures, as incurred. In September 2013, the BPU approved the base rate roll in of the CIRT I, II and III program investments effective October 1, 2013, resulting in a $15.5 million increase in annual revenue. This approval also concluded Phase II of the 2010 base rate case. All CIRT program investments have been rolled into rate base and the CIRT program is now concluded.

Accelerated Infrastructure Replacement Program (AIRP) - In July 2012, SJG filed a petition to implement a five-year, $250.0 million AIRP. In February 2013, the BPU issued an Order approving a $141.2 million program to replace cast iron and unprotected bare steel mains and services over a four-year period, with annual investments of approximately $35.3 million. Pursuant to the Order, AIRP investments are to be reviewed and included in rate base in future base rate proceedings.

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

Regulatory actions regarding SHARP were as follows:

•
August 2014 - The BPU approved the SHARP, authorizing SJG to invest $103.5 million over three years for system hardening on barrier islands.  SJG will earn on a return on these investments as they are made and will reflect the investments in base rates through annual rate adjustments.

•
April 2015 - SJG filed a petition seeking a base rate adjustment to increase annual revenues by approximately $4.0 million to reflect approximately $36.6 million of SHARP investments made from July 2014 through June 2015.

South Jersey Industries, Inc.
Part II

•	September 2015 - The BPU approved SJG’s request to increase annual revenues from base rates by $4.0 million, effective October 1, 2015.

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

Regulatory actions regarding the EET/EEP were as follows:

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

•
June 2012 - SJG filed a petition requesting a continuation of the original EEP Ito bridge the gap between the expiration of the EEP I program on April 30, 2012, and the implementation of the proposed new EEP II program. This petition was approved by the BPU in August 2012. Also in June 2012, SJG filed its 2012 - 2013 annual EET rate adjustment petition requesting a $5.8 million increase in annual revenues to recover the costs associated with its EEP I program. The BPU approved this petition in September 2014.

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

•
January 2015 - SJG filed a petition with the BPU seeking to continue offering energy efficiency programs through June 2018 with a proposed budget of $56.0 million and with the same rate recovery mechanism that exists for its current energy efficiency programs (EEPs).

•
June 2015, SJG filed its annual EET rate adjustment petition, requesting a $7.6 million decrease in revenues to continue recovering the costs of, and the allowed return on, prior investments associated with EEPs. This petition is currently pending.

•
August 2015, the BPU approved a two year extension of the Company’s EEPs through August 31, 2017, with a program budget of $36.3 million. The BPU’s approval permitted SJG to adjust its EET rate, effective September 1, 2015, to increase annual revenues by $2.6 million, to recover projected costs and the allowed return on the first year of its investments in the EEP extension.

Societal Benefits Clause (SBC) - The SBC allows SJG to recover costs related to several BPU-mandated programs. Within the SBC are a Remediation Adjustment Clause (RAC), a New Jersey Clean Energy Program (NJCEP) and a Universal Service Fund (USF) program.

Regulatory actions regarding the SBC, with the exception of USF which requires separate regulatory filings, were as follows:

•	July 2013 - SJG made its annual 2013-2014 SBC filing requesting a $6.4 million decrease in SBC revenues. The BPU approved this filing in September 2014.

•	July 2014 - SJG made its annual 2014-2015 SBC filing requesting a $25.7 million decrease in SBC revenues. The BPU approved this filing in May 2015.

•	July 2015 - SJG made its annual 2015-2016 SBC filing, requesting a $5.0 million decrease in SBC revenues. This petition is currently pending.

South Jersey Industries, Inc.
Part II

Remediation Adjustment Clause (RAC) - The RAC recovers environmental remediation costs of 12 former gas manufacturing plants (See Note 15). The BPU allows SJG to recover such costs over seven-year amortization periods. The net between the amounts actually spent and amounts recovered from customers is recorded as a regulatory asset, Environmental Remediation Cost Expended - Net. RAC activity affects revenue and cash flows but does not directly affect earnings because of the cost recovery over seven-year amortization periods. As of December 31, 2015 and 2014, SJG reflected the unamortized remediation costs of $42.0 million and $29.5 million, respectively, on the consolidated balance sheets under Regulatory Assets (See Note 11). Since implementing the RAC in 1992, SJG has recovered $110.5 million through rates.

Clean Energy Program Clause CLEP) - A component of the SBC, the CLEP recovers costs associated with state mandated New Jersey Clean Energy Programs (NJCEP) and, as it relates to SJG,'s energy efficiency and renewable energy programs. In June 2013, the BPU approved a NJCEP funding level of $345.0 million through June 2014, of which SJG was responsible for $14.5 million. In June 2014, the BPU approved a NJCEP funding level of $345.0 million through June 2015, of which SJG was responsible for $14.5 million. In June 2015, the BPU approved a NJCEP funding level of $345.0 million through June 2016, of which SJG was responsible for $14.6 million.

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

•
June 2015 - SJG made its annual USF filing, along with the State’s other electric and gas utilities, proposing to decrease the statewide gas revenues by $46.4 million. This proposal was designed to decrease SJG’s annual USF revenue by $3.4 million.

•
September 2015 - The BPU approved the statewide budget of $46.4 million for all the State’s gas utilities.  SJG's portion of the total is approximately $5.2 million, which decreased rates effective October 1, 2015, resulting in a $3.4 million decrease to its USF recoveries.

Other Regulatory Matters -

Unbundling - In 2000, the BPU approved full unbundling of SJG's system. This allows all natural gas consumers to select their natural gas commodity supplier. As of December 31, 2015, 35,400 of SJG's customers were purchasing their gas commodity from someone other than SJG. Customers choosing to purchase natural gas from providers other than the utility are charged for the cost of gas by the marketer. The resulting decrease in utility revenues is offset by a corresponding decrease in gas costs. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income or financial condition. The BPU continues to allow for full recovery of prudently incurred natural gas costs through the BGSS. Unbundling did not change the fact that SJG still recovers cost of service, including certain deferred costs, through base rates.

South Jersey Industries, Inc.
Part II

Pipeline Integrity Costs - SJG is permitted to defer and recover incremental costs incurred as a result of Pipeline Integrity Management regulations that became effective January 14, 2004, which are aimed at enhancing public safety and reliability. The regulations require that utilities use a comprehensive analysis to assess, evaluate, repair and validate the integrity of certain transmission lines in the event of a leak or failure. As part of SJG's 2014 base rate case, it was permitted to recover previously deferred pipeline integrity costs incurred from October 2010 through June 2014.  In addition, SJG is authorized to defer future program costs, including related carrying costs, for recovery in the next base rate proceeding, subject to review by the BPU.  As of December 31, 2015 and 2014, deferred pipeline integrity costs totaled $2.7 million and $3.4 million, respectively, and are included in other regulatory assets (See Note 11).

Superstorm Sandy - In June 2013, SJG filed a petition requesting deferral of $0.7 million of incremental operating and maintenance expenses incurred due to Superstorm Sandy. The BPU approved the recovery of these expenses through base rates in SJG’s 2014 base rate case.

Filings and petitions described above are still pending unless otherwise indicated.

11.	REGULATORY ASSETS & REGULATORY LIABILITIES:

The discussion under Note 10, Rates and Regulatory Actions, is integral to the following explanations of specific regulatory assets and liabilities.

Regulatory Assets consisted of the following items (in thousands):

	December 31, 2015	December 31, 2014
Environmental Remediation Costs:
Expended - Net	$42,032	$29,540
Liability for Future Expenditures	123,194	124,308
Deferred Asset Retirement Obligation Costs	42,430	31,584
Deferred Pension and Other Postretirement Benefit Costs	79,779	99,040
Deferred Gas Costs - Net	2,701	32,202
Conservation Incentive Program Receivable	2,624	—
Societal Benefit Costs Receivable	—	385
Deferred Interest Rate Contracts	7,631	7,325
Energy Efficiency Tracker	496	11,247
Pipeline Supplier Service Charges	3,776	5,441
Pipeline Integrity Cost	4,596	3,431
AFUDC - Equity Related Deferrals	11,423	10,781
Other Regulatory Assets	2,752	1,876

Total Regulatory Assets	$323,434	$357,160

Except where noted below, all regulatory assets are or will be recovered through utility rate charges, as detailed in the following discussion. SJG is currently permitted to recover interest on Environmental Remediation Costs, Societal Benefit Costs Receivable, Energy Efficiency Tracker and Pipeline Integrity Costs, while the other assets are being recovered without a return on investment.

South Jersey Industries, Inc.
Part II

Environmental Remediation Costs - SJG has two regulatory assets associated with environmental costs related to the cleanup of 12 sites where SJG or its predecessors previously operated gas manufacturing plants. The first asset, Environmental Remediation Cost: Expended - Net, represents what was actually spent to clean up the sites, less recoveries through the RAC and insurance carriers. These costs meet the deferral requirements of GAAP as the BPU allows SJG to recover such expenditures through the RAC. The other asset, Environmental Remediation Cost: Liability for Future Expenditures, relates to estimated future expenditures required to complete the remediation of these sites.  SJG recorded this estimated amount as a regulatory asset with the corresponding current and noncurrent liabilities reflected on the consolidated balance sheets under the captions Current Liabilities and Deferred Credits and Other Noncurrent Liabilities. The BPU allows SJG to recover the deferred costs over seven-year periods after they are spent.

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

Societal Benefit Costs Receivable - This regulatory asset primarily represents cumulative costs less recoveries under the USF and CLEP programs (see Note 10).

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

Pipeline Integrity Cost - As part of SJG's September 2014 base rate increase, SJG was permitted to recover previously deferred pipeline integrity costs incurred through September 2014. In addition, SJG is authorized to defer future program costs, including related carrying costs, for recovery in SJG's next base rate proceeding, subject to review by the BPU (See Note 10).

AFUDC Equity Related Deferrals - This regulatory asset represents the future revenue to recover the future income taxes related to the deferred tax liability for the equity component of AFUDC. Included in the balance is $2.3 million which is being recovered over a period of three years as approved by the BPU in SJG’s 2014 rate case settlement.  The remaining balance is being amortized over the life of the associated utility plant.

Other Regulatory Assets - Some of the assets included in Other Regulatory Assets are currently being recovered from ratepayers as approved by the BPU. Management believes the remaining deferred costs are probable of recovery from ratepayers through future utility rates.

South Jersey Industries, Inc.
Part II

Regulatory Liabilities consisted of the following items (in thousands):

	December 31, 2015	December 31, 2014
Excess Plant Removal Costs	$32,644	$35,940
Societal Benefit Costs Payable	10,197	1,025
Conservation Incentive Program - Payable	—	4,700
Other Regulatory Liabilities	—	234

Total Regulatory Liabilities	$42,841	$41,899

Excess Plant Removal Costs - Represents amounts accrued in excess of actual utility plant removal costs incurred to date.  As part of SJG's September 2014 base rate increase, SJG is required to amortize approximately $1.1 million of this balance to depreciation expense each year.

Societal Benefit Costs Payable - This regulatory liability primarily represents cumulative costs less recoveries under the USF and CLEP programs. See previous discussion under "Societal Benefit Costs Receivable" above.

Conservation Incentive Program - Payable - See previous discussion under "Conservation Incentive Program - Receivable" above.

Other Regulatory Liabilities - All other regulatory liabilities are subject to being returned to ratepayers in future rate proceedings.

12.	PENSION AND OTHER POSTRETIREMENT BENEFITS:

SJI has several defined benefit pension plans and other postretirement benefit plans. Approximately 43.0% of the Company's current, full-time, regular employees will be entitled to annuity payments upon retirement. Participation in the Company's qualified defined benefit pension plans was closed to new employees beginning in 2003; however, employees who are not eligible for these pension plans are eligible to receive an enhanced version of SJI's defined contribution plan. Certain SJI officers also participate in a non-funded supplemental executive retirement plan (SERP), a non-qualified defined benefit pension plan. The other postretirement benefit plans provide health care and life insurance benefits to some retirees.

Net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits
	2015	2014	2013
Service Cost	$5,337	$4,510	$5,421
Interest Cost	11,168	10,735	9,439
Expected Return on Plan Assets	(14,789)	(13,491)	(11,914)
Amortizations:
Prior Service Cost	212	175	251
Actuarial Loss	10,608	5,716	9,006
Net Periodic Benefit Cost	12,536	7,645	12,203
Capitalized Benefit Costs	(4,805)	(3,047)	(5,002)
Deferred Benefit Costs	(1,007)	—	—
Total Net Periodic Benefit Expense	$6,724	$4,598	$7,201

South Jersey Industries, Inc.
Part II

	Other Postretirement Benefits
	2015	2014	2013
Service Cost	$1,116	$891	$1,139
Interest Cost	2,973	2,852	2,730
Expected Return on Plan Assets	(2,993)	(2,603)	(2,378)
Amortizations:
Prior Service Cost (Credits)	608	152	(283)
Actuarial Loss	1,342	974	1,738
Net Periodic Benefit Cost	3,046	2,266	2,946
Capitalized Benefit Costs	(1,043)	(722)	(1,172)
Deferred Benefit Costs	(256)	—	—
Total Net Periodic Benefit Expense	$1,747	$1,544	$1,774

Capitalized benefit costs reflected in the table above relate to SJG’s construction program. Deferred benefit costs relate to the deferral of incremental expenses associated with the adoption of new mortality tables (RP-2014 base table with MP-2014 generational projection scale) in 2015. Deferred benefit costs are expected to be recovered through rates as part of SJG's next base rate case.

Companies with publicly traded equity securities that sponsor a postretirement benefit plan are required to fully recognize, as an asset or liability, the overfunded or underfunded status of its benefit plans and recognize changes in the funded status in the year in which the changes occur. Changes in funded status are generally reported in Other Comprehensive Loss; however, since SJG recovers all prudently incurred pension and postretirement benefit costs from its ratepayers, a significant portion of the charges resulting from the recording of additional liabilities under this requirement are reported as regulatory assets (See Note 11).

Details of the activity within the Regulatory Asset and Accumulated Other Comprehensive Loss associated with Pension and Other Postretirement Benefits are as follows (in thousands):

South Jersey Industries, Inc.
Part II

	Regulatory Assets		Accumulated Other Comprehensive Loss (pre-tax)
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Balance at January 1, 2014	$42,632	$16,652	$27,574	$3,710

Amounts Arising during the Period:
Net Actuarial Loss	31,075	7,826	14,698	2,269
Prior Service Cost	486	4,146	14	981
Amounts Amortized to Net Periodic Costs:
Net Actuarial Loss	(2,841)	(628)	(2,819)	(187)
Prior Service (Cost) Credit	(175)	(133)	1	(18)

Balance at December 31, 2014	71,177	27,863	39,468	6,755

Amounts Arising during the Period:
Net Actuarial (Loss)/Gain	(463)	(3,155)	59	(2,285)
Prior Service Credit	—	(499)	—	(106)
Amounts Amortized to Net Periodic Costs:
Net Actuarial Loss	(6,079)	(1,107)	(4,452)	(221)
Prior Service Cost	(203)	(7,755)	(9)	(2,081)

Balance at December 31, 2015	$64,432	$15,347	$35,066	$2,062

The estimated costs that will be amortized from Regulatory Assets into net periodic benefit costs in 2016 are as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
Prior Service Cost/(Credit)	$203	$(257)
Net Actuarial Loss	$5,488	$998

The estimated costs that will be amortized from Accumulated Other Comprehensive Loss into net periodic benefit costs in 2016 are as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
Prior Service Cost/(Credit)	$9	$(88)
Net Actuarial Loss	$3,747	$179

South Jersey Industries, Inc.
Part II

A reconciliation of the plans' benefit obligations, fair value of plan assets, funded status and amounts recognized in SJI's consolidated balance sheets follows (in thousands):

	Pension Benefits		Other Postretirement Benefits

	2015	2014	2015	2014
Change in Benefit Obligations:
Benefit Obligation at Beginning of Year	$265,434	$216,395	$75,592	$62,355
Service Cost	5,337	4,510	1,116	891
Interest Cost	11,168	10,735	2,973	2,852
Actuarial (Gain) Loss	(17,349)	42,746	(8,591)	8,151
Retiree Contributions	—	—	700	488
Plan Amendments	—	550	(9,899)	5,143
Benefits Paid	(10,395)	(9,502)	(4,461)	(4,288)
Benefit Obligation at End of Year	$254,195	$265,434	$57,430	$75,592

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$180,523	$178,093	$43,222	$41,653
Actual Return on Plan Assets	(2,321)	10,397	(423)	596
Employer Contributions	17,017	1,535	8,721	4,773
Retiree Contributions	—	—	700	488
Benefits Paid	(10,395)	(9,502)	(4,461)	(4,288)
Fair Value of Plan Assets at End of Year	$184,824	$180,523	$47,759	$43,222

Funded Status at End of Year:	$(69,371)	$(84,911)	$(9,671)	$(32,370)
Amounts Related to Unconsolidated Affiliate	204	57	509	301
Accrued Net Benefit Cost at End of Year	$(69,167)	$(84,854)	$(9,162)	$(32,069)

Amounts Recognized in the Statement of Financial Position Consist of:
Current Liabilities	$(2,261)	$(1,550)	$—	$—
Noncurrent Liabilities	(66,906)	(83,304)	(9,162)	(32,069)
Net Amount Recognized at End of Year	$(69,167)	$(84,854)	$(9,162)	$(32,069)

Amounts Recognized in Regulatory Assets Consist of:
Prior Service Costs	$741	$944	$(3,289)	$4,965
Net Actuarial Loss	63,691	70,233	18,636	22,898
	$64,432	$71,177	$15,347	$27,863

Amounts Recognized in Accumulated Other Comprehensive Loss Consist of (pre-tax):
Prior Service Costs	$77	$86	$(1,074)	$1,113
Net Actuarial Loss	34,989	39,382	3,136	5,642
	$35,066	$39,468	$2,062	$6,755

South Jersey Industries, Inc.
Part II

The projected benefit obligation (PBO) and accumulated benefit obligation (ABO) of SJI's qualified employee pension plans were $207.7 million and $191.9 million, respectively, as of December 31, 2015; and $219.7 million and $201.0 million, respectively, as of December 31, 2014.  The ABO of these plans exceeded the value of the plan assets as of December 31, 2015 and 2014.  The value of these assets were $184.8 million and $180.5 million as of December 31, 2015 and 2014, respectively, and can be seen in the table above. The PBO and ABO for SJI's non-funded SERP were $46.5 million and $45.0 million, respectively, as of December 31, 2015; and $45.7 million and $44.5 million, respectively, as of December 31, 2014. The SERP obligation is reflected in the tables above and has no assets.

The weighted-average assumptions used to determine benefit obligations at December 31 were:

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
Discount Rate	4.83%	4.25%	4.73%	4.20%
Rate of Compensation Increase	3.50%	3.50%	3.50%	3.50%

The weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 were:

	Pension Benefits			Other Postretirement Benefits
	2015	2014	2013	2015	2014	2013
Discount Rate	4.25%	5.09%	4.26%	4.20%	4.91%	4.14%
Expected Long-Term Return on Plan Assets	7.75%	7.75%	7.50%	6.25%	6.25%	6.60%
Rate of Compensation Increase	3.50%	3.50%	3.25%	3.50%	3.50%	3.25%

In 2014, the Society of Actuaries (SOA) released new mortality tables (RP-2014 base table with MP-2014 generational projection scale), which indicated that the average life expectancy of both active and retired plan participants had increased. Obligations as of December 31, 2014, disclosed herein reflect the use of those new tables. In 2015, the SOA released an update to the RP-2014 tables (MP-2015 base tables), slightly reducing the average life expectancy previously released. The obligations as of December 31, 2015, disclosed herein, reflect the use of the updated 2015 tables. While the adoption of the new tables impacts liabilities significantly as of December 31of the year of adoption, the impact on expense did not occur until the subsequent year.

The discount rates used to determine the benefit obligations at December 31, 2015 and 2014, which are used to determine the net periodic benefit cost for the subsequent year, were based on a portfolio model of high-quality investments with maturities that match the expected benefit payments under our pension and other postretirement benefit plans.

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

The assumed health care cost trend rates at December 31 were:

	2015	2014
Medical Care and Drug Cost Trend Rate Assumed for Next Year	N/A	7.00%
Dental Care Cost Trend Rate Assumed for Next Year	N/A	4.75%
Rate to which Cost Trend Rates are Assumed to Decline (the Ultimate Trend Rate)	N/A	4.75%
Year that the Rate Reaches the Ultimate Trend Rate	N/A	2023

South Jersey Industries, Inc.
Part II

The retiree medical plan changed effective January 1, 2016. Retirees are provided a fixed contribution to a health reimbursement account, allowing them to obtain coverage from health-care exchanges, rather than utilizing the Company provided health-care plan. Since the health-care benefits are now a fixed dollar amount under the new plan and will not increase in the future, the plan no longer has health care trend assumptions as of December 31, 2015. As a result, assumed health care cost trend rates no longer have a significant effect on the amounts reported for SJI's postretirement health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on the Total of Service and Interest Cost	$199	$(160)

PLAN ASSETS - The Company's overall investment strategy for pension plan assets is to achieve a diversification by asset class, style of manager, and sector and industry limits to achieve investment results that match the actuarially assumed rate of return, while preserving the inflation adjusted value of the plans.  The Company has implemented this diversification strategy primarily with commingled common/collective trust funds.  The target allocations for pension plan assets are 28-48 percent U.S. equity securities, 13-25 percent international equity securities,32-42 percent fixed income investments, and 0-14 percent to all other types of investments.  Equity securities include investments in commingled common/collective trust funds as well as large-cap and mid-cap companies.  Fixed income securities include commingled common/collective trust funds, group annuity contracts for pension payments, and hedge funds.  Other types of investments include investments in private equity funds and real estate funds that follow several different strategies.

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

SJI evaluated its pension and other postretirement benefit plans' asset portfolios for the existence of significant concentrations of credit risk as of December 31, 2015.  Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country, and individual fund.  As of December 31, 2015, there were no significant concentrations (defined as greater than 10 percent of plan assets) of risk in SJI's pension and other postretirement benefit plan assets.

GAAP establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques.  This hierarchy groups assets into three distinct levels, as fully described in Note 17, which will serve as the basis for presentation throughout the remainder of this Note.

South Jersey Industries, Inc.
Part II

The fair values of SJI's pension plan assets at December 31, 2015 and 2014 by asset category are as follows (in thousands):

Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2015
Cash / Cash Equivalents:
Cash	$35	$35	$—	$—
Common/Collective Trust Funds (a)	858	—	858	—
STIF-Type Instrument (b)	1,360	—	1,360	—
Equity securities:
Common/Collective Trust Funds - U.S. (a)	52,058	—	52,058	—
Common/Collective Trust Funds - International (a)	33,236	—	33,236	—
U.S. Large-Cap (c)	14,305	14,305	—	—
U.S. Mid-Cap (c)	3,407	3,407	—	—
U.S. Small-Cap (c)	260	260	—	—
International (c)	1,695	1,695	—	—
Fixed Income:
Common/Collective Trust Funds (a)	50,664	—	50,664	—
Guaranteed Insurance Contract (d)	9,960	—	—	9,960
Hedge Funds (e)	4,159	—	—	4,159
Other types of investments:
Private Equity Fund (f)	4,312	—	—	4,312
Common/Collective Trust Fund - Real Estate (g)	8,515	—	—	8,515
Total	$184,824	$19,702	$138,176	$26,946

Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2014
Cash / Cash Equivalents:
Common/Collective Trust Funds (a)	$692	$—	$692	$—
STIF-Type Instrument (b)	1,252	—	1,252	—
Equity securities:
Common/Collective Trust Funds - U.S. (a)	51,197	—	51,197	—
Common/Collective Trust Funds - International (a)	30,963	—	30,963	—
U.S. Large-Cap (c)	12,961	12,961	—	—
U.S. Mid-Cap (c)	5,147	5,147	—	—
U.S. Small-Cap (c)	232	232	—	—
International (c)	3,369	3,369	—	—
Fixed Income:
Common/Collective Trust Funds (a)	48,375	—	48,375	—
Guaranteed Insurance Contract (d)	10,912	—	—	10,912
Hedge Funds (e)	4,331	—	—	4,331
Other types of investments:
Private Equity Fund (f)	3,616	—	—	3,616
Common/Collective Trust Fund - Real Estate (g)	7,476	—	—	7,476
Total	$180,523	$21,709	$132,479	$26,335

(a)
This category represents common/collective trust fund investments through a commingled employee benefit trust (excluding real estate).  These commingled funds are not traded publicly; however, the majority of the underlying assets held in these funds are stocks and bonds that are traded on active markets and prices for these assets are readily observable.

South Jersey Industries, Inc.
Part II

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

(f)
This category represents a limited partnership/commingled trust which includes several investments in U.S. leveraged buyout, venture capital, and special situation funds.  Fund valuations are reported on a 90 to 120 day lag and, therefore, the value reported herein represents the market value as of June 30 or September 30, 2015 and 2014, respectively, with cash flow changes through December applied. The fund's investments are stated at fair value, which is generally based on the valuations provided by the general partners or managers of such investments.  Fund investments are illiquid and resale is restricted.  These funds are classified as Level 3 investments.

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

South Jersey Industries, Inc.
Part II

Fair Value Measurement Using Significant
Unobservable Inputs (Level 3)
(In thousands)

	Guaranteed		Private
	Insurance	Hedge	Equity	Real
	Contract	Funds	Funds	Estate	Total

Balance at January 1, 2014	$11,322	$4,154	$3,046	$6,741	$25,263
Actual return on plan assets:
Relating to assets still held at the reporting date	498	177	(24)	735	1,386
Relating to assets sold during the period	13	—	325	—	338
Purchases, Sales and Settlements	(921)	—	269	—	(652)
Balance at December 31, 2014	10,912	4,331	3,616	7,476	26,335
Actual return on plan assets:
Relating to assets still held at the reporting date	(106)	(172)	(302)	1,039	459
Relating to assets sold during the period	25	—	429	—	454
Purchases, Sales and Settlements	(871)	—	569	—	(302)
Balance at December 31, 2015	$9,960	$4,159	$4,312	$8,515	$26,946

As with the pension plan assets, the Company's overall investment strategy for post-retirement benefit plan assets is to achieve a diversification by asset class, style of manager, and sector and industry limits to achieve investment results that match the actuarially assumed rate of return, while preserving the inflation adjusted value of the plans.  The Company has implemented this diversification strategy with a mix of common/collective trust funds, mutual funds and Company-owned life insurance policies.  The target allocations for post-retirement benefit plan assets are 30-43 percent U.S. equity securities, 20-30 percent international equity securities, and 32-42 percent fixed income investments and 0-7 percent to all other types of investments.  Equity securities include investments in large-cap, mid-cap and small-cap companies within mutual funds or common/collective trust funds.  Fixed income securities within the common/collective trust fund include primarily investment grade, U.S. Government and mortgage-backed financial instruments. The insurance policies are backed by a series of commingled trust investments held by the insurance carrier.

South Jersey Industries, Inc.
Part II

The fair values of SJI's other postretirement benefit plan assets at December 31, 2015 and 2014 by asset category are as follows (in thousands):

Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2015:
Cash	$26	$26	$—	$—
Equity Securities:
Common/Collective Trust Funds - U.S. (a)	$13,522	$—	$13,522	$—
Common/Collective Trust Funds - International (a)	8,313	—	8,313	—
Mutual Fund - U.S. (b)	1,309	1,309	—	—
Mutual Funds - International (b)	983	983	—	—
Fixed Income:
Common/Collective Trust Funds - Bonds (a)	13,187	—	13,187	—
Mutual Funds - Bonds (b)	1,441	1,441	—	—
Other Types of Investments:
Mutual Funds - REITS (b)	152	152	—	—
Company Owned Life Insurance (c)	8,826	—	8,826	—
Total	$47,759	$3,911	$43,848	$—

Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2014:
Cash	$153	$153	$—	$—
Equity Securities:
Common/Collective Trust Funds - U.S. (a)	$10,493	$—	$10,493	$—
Common/Collective Trust Funds - International (a)	7,373	—	7,373	—
Mutual Fund - U.S. (b)	4,723	4,723	—	—
Mutual Funds - International (b)	1,795	1,795	—	—
Fixed Income:
Common/Collective Trust Funds - Bonds (a)	11,597	—	11,597	—
Mutual Funds - Bonds (b)	2,820	2,820	—	—
Other Types of Investments:
Mutual Funds - REITS (b)	308	308	—	—
Company Owned Life Insurance (c)	3,960	—	3,960	—
Total	$43,222	$9,799	$33,423	$—

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

South Jersey Industries, Inc.
Part II

FUTURE BENEFIT PAYMENTS - The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years (in thousands):

	Pension Benefits	Other Postretirement Benefits
2016	$11,409	$4,458
2017	$11,846	$4,427
2018	$12,376	$4,363
2019	$13,374	$4,406
2020	$13,954	$4,519
2021 - 2024	$82,139	$21,933

CONTRIBUTIONS - SJI contributed $15.0 million and $12.7 million to the pension plans in 2015 and 2013, respectively, with no pension contribution made in 2014. Payments related to the unfunded SERP plan in 2015, 2014, and 2013 were $2.0 million, $1.5 million and $1.3 million, respectively. SERP payments are expected to approximate $2.3 million in 2016. SJG also has a regulatory obligation to contribute approximately $3.6 million annually to its other postretirement benefit plans’ trusts, less costs incurred directly by SJG.

DEFINED CONTRIBUTION PLAN - SJI offers an Employees' Retirement Savings Plan (Savings Plan) to eligible employees.  For employees eligible for participation in SJI's defined benefit pension plan, SJI matches 50% of participants' contributions up to 6% of base compensation. For employees who are not eligible for participation in SJI's defined benefit pension plans, SJI matches 50% of participants' contributions up to 8% of base compensation. Employees not eligible for the pension plans also receive a year-end contribution of $1,500, if 10 or fewer years of service, or $2,000, if more than 10 years of service. The amount expensed and contributed for the matching provision of the Savings Plan approximated $2.1 million, $2.0 million and $1.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

13.	LINES OF CREDIT:

Credit facilities and available liquidity as of December 31, 2015 were as follows (in thousands):

Company	Total Facility	Usage		Available Liquidity	Expiration Date
SJG:
Commercial Paper Program/Revolving Credit Facility	$200,000	$136,600	(A)	$63,400	May 2018
Uncommitted Bank Lines	10,000	—		10,000	August 2016

Total SJG	210,000	136,600		73,400

SJI:

Revolving Credit Facility	400,000	305,400	(B)	94,600	February 2018

Total SJI	400,000	305,400		94,600

Total	$610,000	$442,000		$168,000

(A) Includes letters of credit outstanding in the amount of $2.2 million.
(B) Includes letters of credit outstanding in the amount of $8.1 million.

South Jersey Industries, Inc.
Part II

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary, the SJI facilities can also be used to support SJG’s liquidity needs. Borrowings under these credit facilities are at market rates. The weighted average interest rate on these borrowings, which changes daily, was 1.13%, 0.83% and 1.04% at December 31, 2015, 2014 and 2013, respectively. Average borrowings outstanding under these credit facilities, not including letters of credit, during the years ended December 31, 2015 and 2014 were $335.0 million and $267.0 million, respectively. The maximum amounts outstanding under these credit facilities, not including letters of credit, during the years ended December 31, 2015 and 2014 were $471.1 million and $390.7 million, respectively.

The SJI and SJG facilities are provided by a syndicate of banks and contain one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreements) to not more than 0.65 to 1, measured at the end of each fiscal quarter. SJI and SJG were in compliance with this covenant as of December 31, 2015.

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

14.	LONG-TERM DEBT:

Outstanding Long-Term Debt at December 31 consisted of the following:

		2015	2014
Long-Term Debt (A):
South Jersey Gas Company:
First Mortgage Bonds: (B)
5.387%	Series due 2015 (C)	$—	$10,000
5.437%	Series due 2016	10,000	10,000
4.6%	Series due 2016	17,000	17,000
4.657%	Series due 2017	15,000	15,000
7.97%	Series due 2018	10,000	10,000
7.125%	Series due 2018	20,000	20,000
5.587%	Series due 2019	10,000	10,000
3.00%	Series due 2024	50,000	50,000
3.03%	Series due 2024	35,000	35,000
3.63%	Series due 2025 (D)	9,091	10,000
4.84%	Series due 2026	15,000	15,000
4.93%	Series due 2026	45,000	45,000
4.03%	Series due 2027	45,000	45,000
4.01%	Series due 2030	50,000	50,000
4.23%	Series due 2030	30,000	30,000
3.74%	Series due 2032	35,000	35,000
5.55%	Series due 2033	32,000	32,000
6.213%	Series due 2034	10,000	10,000
5.45%	Series due 2035	10,000	10,000
Series A 2006 Bonds at variable rates due 2036 (E)		24,900	25,000
SJG Term Facility (F)		139,000	59,000

Marina Energy LLC: (G)
Series A 2001 Bonds at variable rates due 2031		20,000	20,000
Series B 2001 Bonds at variable rates due 2021		25,000	25,000
Series A 2006 Bonds at variable rates due 2036		16,400	16,400

South Jersey Industries, Inc.
Part II

South Jersey Industries:
2.39%	Series A 2012 Notes due 2015 (H)	—	64,000
2.71%	Series B 2012 Notes due 2017	16,000	16,000
3.05%	Series due 2019 (I)	60,000	60,000
3.05%	Series due 2019 (I)	30,000	30,000
3.05%	Series due 2019 (I)	50,000	50,000
3.46%	Series C 2012 Notes due 2022	35,000	35,000
Series Notes at variable rates due 2019 (I)		40,000	40,000
Series Notes at variable rates due 2019 (I)		60,000	60,000
South Jersey Industries Term Loan at variable rates due 2015 (J)		—	50,000
South Jersey Industries Term Loan at variable rates due 2020 (J)		50,000	—

ACB Energy Partners, LLC:
7.60%	Loan & Security Agreement (K)	12,735	—

Other Energy Project Debt (L):
4.83%	ACLE	3,551	—
4.83%	SCLE	1,738	—
4.83%	SXLE	3,433	—

Total Long-Term Debt Outstanding		$1,035,848	$1,009,400
Less Current Maturities		(29,454)	(149,909)

Total Long-Term Debt		$1,006,394	$859,491

(A)	Long-term debt maturities and sinking funds requirements for the succeeding five years are as follows (in thousands): 2016, $29,454; 2017, $172,558; 2018,$40,667; 2019,$260,783; and 2020, $74,476.

(B)	The First Mortgage dated October 1, 1947, as supplemented, securing the First Mortgage Bonds constitutes a direct first mortgage lien on substantially all utility plant.

(C)	In August 2015, SJG retired $10.0 million aggregate principal amount of 5.387% Medium Term Notes (MTN's) at maturity.

(D)	In December 2015, SJG paid $0.9 million toward the principal amount of 3.63% MTN's due December 2025.

(E)
In September 2015, SJG paid $0.1 million toward the principal amount of variable rate demand bonds due February 2036. These variable rate demand bonds bear interest at a floating rate that resets weekly. The interest rate as of December 31, 2015 was 0.03%. Liquidity support on these bonds is provided under a separate letter of credit facility that expires in August 2018. These bonds contain no financial covenants.

(F)
In June 2014, SJG entered into a $200.0 million multiple-draw term facility offered by a syndicate of banks which expires in June 2017. SJG can draw under this facility through June 2016 and this facility bears interest at a floating rate based on LIBOR plus a spread determined by SJG's credit ratings. As of December 31, 2015, SJG had borrowed an aggregate $139.0 million under this facility at an average interest rate of 1.17% and the proceeds were used to pay down short-term debt.

(G)
Marina has issued $61.4 million of unsecured variable-rate revenue bonds through the New Jersey Economic Development Authority (NJEDA). The variable rates at December 31, 2015 for the Series A 2001, Series B 2001, and Series A 2006 bonds were 0.04%, 0.47% and 0.04% respectively. The interest rate on all but $39.0 million of the bonds has been effectively fixed via interest rate swaps at 4.22% until January 2026.  These bonds contain no financial covenants.  Liquidity support on these bonds is provided under a letter of credit facility from a commercial bank that expires in March, 2016. The Company has plans to renew this letter of credit facility upon expiration.

(H)	In June 2015, SJI redeemed at maturity $64.0 million aggregate principal amount of 2.39% Senior Notes.

South Jersey Industries, Inc.
Part II

(I)
In June 2014, SJI entered into a Note Purchase Agreement that provided for SJI to issue an aggregate of $240.0 million of medium term notes, all of which were issued as follows:  (a) in June 2014, SJI issued $60.0 million aggregate principal amount of 3.05% Senior Notes due June 2019, and $40.0 million aggregate principal amount of Floating Rate Senior Notes due June 2019; (b) in August 2014, SJI issued $30.0 million aggregate principal amount of 3.05% Senior Notes due August 2019; and (c) in September 2014, SJI issued $50.0 million aggregate principal amount of 3.05% Senior Notes due September 2019, and $60.0 million aggregate principal amount of Floating Rate Senior Notes due September 2019. At December 31, 2015, the floating rate was 1.93%.

(J)
In October 2015, SJI entered into an unsecured, variable-rate term loan of $50.0 million, which matures in October 2020. This agreement replaced existing facilities that expired in October 2015. The variable rate at December 31, 2015 was 1.28%.

(K)
ACB has a Loan and Security Agreement (“LSA”) with a third party to borrow up to $16.0 million. Under the LSA, ACB pays principal and interest (at a fixed rate of 7.60%) in equal quarterly installments that began in February 2011 and run through February 2021. As of December 31, 2014, ACB was a wholly-owned subsidiary of Energenic, of which Marina has a 50% equity interest. In December 2015, ACB became a wholly-owned subsidiary of Marina (see Note 3); as such, the remaining outstanding debt of $12.7 million is included on the consolidated balance sheets as of December 31, 2015. The remaining debt was paid in January 2016 (see Note 19).

(L)
ACLE, SCLE and SXLE (the "Other Energy Projects") have long-term debt agreements with a third party to borrow up to $10.0 million. Under the debt agreement, the Other Energy Projects pay principal and interest (at a fixed rate of 4.83%) in equal installments that began December 2013 and run through December 2020. As of December 31, 2014, the Other Energy Projects were wholly-owned subsidiaries of Energenic, of which Marina had a 50% equity interest. SJI had agreements to guarantee 50% of the outstanding debt, which was $4.7 million as of December 31, 2014, and the Company had recorded $0.3 million for the fair value of the guarantees on the consolidated balance sheets as of December 31, 2014. In December 2015, the Other Energy Projects became wholly-owned subsidiaries of Marina (see Note 3); as such, the remaining outstanding debt of $8.7 million is included on the consolidated balance sheets as of December 31, 2015.

In December 2015, SJG filed a petition with the New Jersey Board of Public Utilities to issue up to $400.0 million of long term debt securities in various forms including MTN's and unsecured debt, with maturities of more than 12 months, over the next three years. This petition is pending approval.

15.	COMMITMENTS AND CONTINGENCIES:

GAS SUPPLY CONTRACTS - In the normal course of business, SJG and SJRG have entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The transportation and storage service agreements with interstate pipeline suppliers were made under FERC approved tariffs. SJRG's cumulative obligation for demand charges and reservation fees paid to suppliers for these services is approximately $0.5 million per month. SJG's cumulative obligation for demand charges and reservation fees paid to suppliers for these services averages approximately $6.3 million per month and is recovered on a current basis through the BGSS.  SJRG has also committed to purchase a minimum of 626,500 dts/d and up to 796,250 dts/d of natural gas, from various suppliers, for terms ranging from three to ten years at index based prices.

PENDING LITIGATION - The Company is subject to claims arising in the ordinary course of business and other legal proceedings. The Company has been named in, among other actions, certain gas supply and capacity management contract disputes and certain product liability claims related to our former sand mining subsidiary. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $3.2 million and $2.9 million related to all claims in the aggregate as of December 31, 2015 and 2014, respectively. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

COLLECTIVE BARGAINING AGREEMENTS — Unionized personnel represent approximately 45.0% of our workforce at December 31, 2015. The Company has collective bargaining agreements with two unions that represent these employees: the International Brotherhood of Electrical Workers (IBEW) Local 1293 and the International Association of Machinists and Aerospace Workers (IAM) Local 76.  SJG and SJESP employees represented by the IBEW operate under collective bargaining agreements that run through February 2017. The remaining unionized employees are represented by the IAM and operate under collective bargaining agreements that run through August 2017.

South Jersey Industries, Inc.
Part II

GUARANTEES - As of December 31, 2015, SJI, the parent company, has issued guarantees to third parties on behalf of its consolidated subsidiaries. These guarantees were issued to guarantee payment to third parties with whom SJI's consolidated subsidiaries have commodity supply contracts and for Marina's construction and operating activities. As of December 31, 2015, these guarantees support future firm commitments of SJI's consolidated subsidiaries and $79.3 million of the Accounts Payable already recorded on SJI's consolidated balance sheet.

As part of the acquisition of Energenic projects (see Note 3), the Company is relieved of any guarantees from prior periods related to the projects in which it no longer has an ownership interest.
As of December 31, 2015, SJI had issued $5.2 million of parental guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable our subsidiary to market retail natural gas.

STANDBY LETTERS OF CREDIT — As of December 31, 2015, SJI provided $8.1 million of standby letters of credit through its revolving credit facility to enable SJE to market retail electricity and for various construction and operating activities. SJG provided a $2.2 million letter of credit under its revolving credit facility to support the remediation of environmental conditions at certain locations in SJG's service territory. The Company has also provided $87.5 million of additional letters of credit under separate facilities outside of the revolving credit facilities to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system and to finance Marina's initial thermal plant project.

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

SJI successfully entered into settlements with all of its historic comprehensive general liability carriers regarding the environmental remediation expenditures at the SJG sites. Also, SJG had purchased a Cleanup Cost Cap Insurance Policy limiting the amount of remediation expenditures that SJG was required to make at11 of its sites. This policy provided coverage up to $50.0 million, which was exhausted in 2012.

Since the early 1980s, SJI accrued environmental remediation costs of $377.2 million, of which $250.6 million was spent as of December 31, 2015.

The following table details the amounts expended and accrued for SJI's environmental remediation during the last two years (in thousands):

	2015	2014
Beginning of Year	$128,172	$123,429
Accruals	19,489	18,533
Expenditures	(21,038)	(13,790)
End of Year	$126,623	$128,172

The balances are segregated between current and noncurrent on the consolidated balance sheets under the captions Current Liabilities and Deferred Credits and Other Noncurrent Liabilities.

Management estimates that undiscounted future costs to clean up SJG's sites will range from $123.2 million to $204.7 million. Six of SJG's sites comprise the majority of these estimates, the sum of the six sites range from a low of $110.5 million to a high of $190.5 million. SJG recorded the lower end of this range as a liability because a single reliable estimation point is not feasible due to the amount of uncertainty involved in the nature of projected remediation efforts and the long period over which remediation efforts will continue. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements. Significant risks surrounding these estimates include unforeseen market price increases for remedial services, property owner acceptance of remedy selection, regulatory approval of selected remedy and remedial investigative findings.

South Jersey Industries, Inc.
Part II

The remediation efforts at SJG's six most significant sites include the following:

Site 1 - Several interim remedial actions have been completed at the site. Steps remaining to remediate the balance of the site include selection of the remedial action, confirmation of regulatory compliance of the selected remedy, implementation of the approved remedy and issuance of a Response Action Outcome.

Site 2 - Various remedial investigation activities have been completed at this site and a final site remedy has been proposed to the regulatory authority. Steps remaining to remediate the site include confirmation of regulatory compliance of the selected remedy, implementation of the approved remedy and issuance of a Response Action Outcome.

Site 3 - Various remedial investigation activities have been completed at this site and a final site remedy is being developed for proposal to the regulatory authority. Steps remaining to remediate the site include selection of a final remedy, confirmation of regulatory compliance of the selected remedy, implementation of the approved remedy and issuance of a Response Action Outcome.

Site 4 - Remedial investigation activities are complete at this site and a final remedy has been proposed to and approved by the regulatory authority.  Steps remaining to remediate the site include installation of a sub-surface containment unit, post remediation groundwater monitoring, and issuance of a Response Action Outcome.

Site 5 -Remedial investigation activities are complete at this site and a final remedy has been proposed to and approved by the regulatory authority.  Steps remaining to remediate the site include in-situ remediation of impacted soil, post remediation groundwater monitoring, and issuance of a Response Action Outcome.

Site 6 - Remedial investigation activities have been completed at this site and a final site remedy is being developed for proposal to the regulatory authority. Steps remaining to remediate the site include selection of a final remedy, confirmation of regulatory compliance of the selected remedy, implementation of the approved remedy and issuance of a Response Action Outcome.
With Morie's sale in 1996, EMI assumed responsibility for environmental liabilities currently estimated between $2.8 million and $4.2 million. The information available on these sites is sufficient only to establish a range of probable liability and no point within the range is more likely than any other. Therefore, EMI has accrued the lower end of the range. Changes in the accrual are included in the statements of consolidated income under Loss from Discontinued Operations.

SJI and SJF estimate their potential exposure for the future remediation of six sites where fuel oil operations existed years ago to range from $0.6 million to $1.3 million. The lower end of this range has been recorded under Current Liabilities and Deferred Credits and Other Noncurrent Liabilities as of December 31, 2015.

16.	DERIVATIVE INSTRUMENTS:

Certain SJI subsidiaries are involved in buying, selling, transporting and storing natural gas and buying and selling retail electricity for their own accounts as well as managing these activities for third parties. These subsidiaries are subject to market risk on expected future purchases and sales due to commodity price fluctuations. The Company uses a variety of derivative instruments to limit this exposure to market risk in accordance with strict corporate guidelines.  These derivative instruments include forward contracts, swap agreements, options contracts and futures contracts. As of December 31, 2015, the Company had outstanding derivative contracts intended to limit the exposure to market risk on 82.1 MMdts of expected future purchases of natural gas, 70.1 MMdts of expected future sales of natural gas, 3.2 MMMWh of expected future purchases of electricity and 3.0 MMMWh of expected future sales of electricity.  In addition to these derivative contracts, the Company has basis and index related purchase and sales contracts totaling 179.0 MMdts.  These contracts, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives — Energy Related Assets or Derivatives — Energy Related Liabilities on the consolidated balance sheets. The net unrealized pre-tax gains and losses for these energy-related commodity contracts are included with realized gains and losses in Operating Revenues – Nonutility.

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

South Jersey Industries, Inc.
Part II

Management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in identifying, assessing and controlling various risks. Management reviews any open positions in accordance with strict policies to limit exposure to market risk.

The Company has also entered into interest rate derivatives to hedge exposure to increasing interest rates and the impact of those rates on cash flows of variable-rate debt. These interest rate derivatives, some of which have been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives - Other on the consolidated balance sheets. Hedge accounting has been discontinued for these derivatives. As a result, unrealized gains and losses on these derivatives, that were previously recorded in Accumulated Other Comprehensive Loss (AOCL) on the consolidated balance sheets, are being recorded into earnings over the remaining life of the derivative. These derivatives are expected to mature in 2026.

As of December 31, 2015, SJI's active interest rate swaps were as follows:

Notional Amount	Fixed Interest Rate	Start Date	Maturity		Type of Debt	Obligor
$14,500,000	3.905%	3/17/2006	1/15/2026		Tax-exempt	Marina
$500,000	3.905%	3/17/2006	1/15/2026		Tax-exempt	Marina
$330,000	3.905%	3/17/2006	1/15/2026		Tax-exempt	Marina
$7,100,000	4.895%	2/1/2006	2/1/2016	(A)	Taxable	Marina
$12,500,000	3.430%	12/1/2006	2/1/2036		Tax-exempt	SJG
$12,500,000	3.430%	12/1/2006	2/1/2036		Tax-exempt	SJG

(A) The Company currently does not have any plans to renew this interest rate swap.

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

The fair values of all derivative instruments, as reflected in the consolidated balance sheets as of December 31, are as follows (in thousands):

Derivatives not designated as hedging instruments under GAAP	2015		2014
	Assets	Liabilities	Assets	Liabilities
Energy-related commodity contracts:
Derivatives – Energy Related – Current	83,093	90,708	$85,368	$109,744
Derivatives – Energy Related – Non-Current	16,238	21,697	13,905	19,926
Interest rate contracts:
Derivatives - Other	—	10,943	—	10,732
Total derivatives not designated as hedging instruments under GAAP	99,331	123,348	99,273	140,402

Total Derivatives	$99,331	$123,348	$99,273	$140,402

South Jersey Industries, Inc.
Part II

The Company enters into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. The Company presents derivatives at gross fair values on the consolidated balance sheets. As of December 31, 2015 and 2014, information related to these offsetting arrangements were as follows (in thousands):

As of December 31, 2015
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
Derivatives - Energy Related Assets	99,331	—	$99,331	(35,491)	(A)	—	$63,840
Derivatives - Energy Related Liabilities	(112,405)	—	$(112,405)	35,491	(B)	23,045	$(53,869)
Derivatives - Other	(10,943)	—	$(10,943)	—		—	$(10,943)

As of December 31, 2014
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
Derivatives - Energy Related Assets	99,273	—	$99,273	(39,747)	(A)	—	$59,526
Derivatives - Energy Related Liabilities	(129,670)	—	$(129,670)	39,747	(B)	53,897	$(36,026)
Derivatives - Other	(10,732)	—	$(10,732)	—		—	$(10,732)

(A) The balances at December 31, 2015 and 2014 were related to derivative liabilities which can be net settled against derivative assets.

(B) The balances at December 31, 2015 and 2014 were related to derivative assets which can be net settled against derivative liabilities.

The effect of derivative instruments on the statements of consolidated income and comprehensive income for the year ended December 31 is as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	2015	2014	2013
Interest Rate Contracts:
Losses recognized in AOCL on effective portion	$—	$—	$—
Losses reclassified from AOCL into income (a)	$(551)	$(419)	$(448)
Losses recognized in income on ineffective portion (a)	—	—	—

(a) Included in Interest Charges

South Jersey Industries, Inc.
Part II

Derivatives Not Designated as Hedging Instruments under GAAP	2015	2014	2013
Gains (losses) on energy-related commodity contracts (a)	$8,401	$(6,592)	$(25,823)
Gains (losses) on interest rate contracts (b)	96	(467)	2,760

Total	$8,497	$(7,059)	$(23,063)

(a)  Included in Operating Revenues - Nonutility
(b)  Included in Interest Charges

Net realized (losses) gains associated with SJG’s energy-related financial commodity contracts of $(9.1) million, $1.7 million and $(0.4) million for the years ended 2015, 2014 and 2013, respectively, are not included in the above table. These contracts are part of SJG’s regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to, and recoverable through, regulatory riders, any changes in the value of SJG’s energy-related financial commodity contracts are deferred in Regulatory Assets or Liabilities and there is no impact on earnings.

Certain of the Company’s derivative instruments contain provisions that require immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions in the event of a material adverse change in the credit standing of the Company. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on December 31, 2015, is $48.7 million.  If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2015, the Company would have been required to settle the instruments immediately or post collateral to its counterparties of approximately $45.0 million after offsetting asset positions with the same counterparties under master netting arrangements.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of December 31, 2015	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$14,810	$2,925	$11,885	$—
Derivatives – Energy Related Assets (B)	99,331	16,006	24,730	58,595
	$114,141	$18,931	$36,615	$58,595

Liabilities

Derivatives – Energy Related Liabilities (B)	$112,405	$42,170	$11,008	$59,227
Derivatives – Other (C)	10,943	—	10,943	—
	$123,348	$42,170	$21,951	$59,227

South Jersey Industries, Inc.
Part II

As of December 31, 2014	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$8,922	$5,952	$2,970	$—
Derivatives – Energy Related Assets (B)	99,273	21,675	43,093	34,505
	$108,195	$27,627	$46,063	$34,505

Liabilities

Derivatives – Energy Related Liabilities (B)	$129,670	$49,009	$40,548	$40,113
Derivatives – Other (C)	10,732	—	10,732	—
	$140,402	$49,009	$51,280	$40,113

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

South Jersey Industries, Inc.
Part II

The following table provides quantitative information regarding significant unobservable inputs in Level 3 fair value measurements (in thousands, except for ranges):

Type	Fair Value at December 31, 2015		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$29,459	$31,733	Discounted Cash Flow	Forward price (per dt)	$(0.77) - $10.00 [$(2.15)]	(A)
Forward Contract - Electric	$29,136	$27,494	Discounted Cash Flow	Fixed electric load profile (on-peak)	8.47% - 100.00% [56.20%]	(B)
				Fixed electric load profile (off-peak)	0.00% - 91.53% [43.80%]	(B)

Type	Fair Value at December 31, 2014		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$26,485	$33,882	Discounted Cash Flow	Forward price (per dt)	$(2.04) - $7.83 [$(0.30)]	(A)
Forward Contract - Electric	$8,020	$6,231	Discounted Cash Flow	Fixed electric load profile (on-peak)	8.06% - 100.00% [55.97%]	(B)
				Fixed electric load profile (off-peak)	0.00% - 91.94% [44.03%]	(B)

(A) Represents the range, along with the weighted average, of forward prices for the sale and purchase of natural gas.

(B) Represents the range, along with the weighted average, of the percentage of contracted usage that is loaded during on-peak hours versus off-peak.

The changes in fair value measurements of Derivatives – Energy Related Assets and Liabilities at December 31, 2015, using significant unobservable inputs (Level 3), are as follows (in thousands):

Year Ended December 31, 2015
Balance at January 1, 2015	$(5,608)
Other changes in fair value from continuing and new contracts, net	(5,069)
Transfers in to/(out of) of Level 3 (A)	7,402
Settlements	2,643

Balance at December 31, 2015	$(632)

Year Ended December 31, 2014
Balance at January 1, 2014	$8,095
Other changes in fair value from continuing and new contracts, net	(17,153)
Settlements	3,450

Balance at December 31, 2014	$(5,608)

South Jersey Industries, Inc.
Part II

(A) Transfers between different levels of the fair value hierarchy may occur based on the level of observable inputs used to value the instruments from period to period.  During the year ended December 31, 2015, $7.4 million of net derivative assets were transferred from Level 2 to Level 3, due to decreased observability of market data, which is assessed quarterly by management.

Total losses for 2015 included in earnings for the year ended December 31, 2015 that are attributable to the change in unrealized losses relating to those assets and liabilities included in Level 3 still held as of December 31, 2015, are $5.1 million.  These losses are included in Operating Revenues-Nonutility on the statements of consolidated income.

18.	ACCUMULATED OTHER COMPREHENSIVE LOSS (AOCL):

The following table summarizes the changes in accumulated other comprehensive loss (AOCL) for the year ended December 31, 2015 (in thousands):

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Other Comprehensive Income (Loss) of Affiliated Companies	Total
Balance at January 1, 2015 (a)	$(27,663)	$(2,450)	$(75)	$(70)	$(30,258)
Other comprehensive income before reclassifications	1,427	—	(76)	—	1,351
Amounts reclassified from AOCL (b)	4,091	321	23	(27)	4,408
Net current period other comprehensive income	5,518	321	(53)	(27)	5,759
Balance at December 31, 2015 (a)	$(22,145)	$(2,129)	$(128)	$(97)	$(24,499)

(a) Determined using a combined average statutory tax rate of 40%.
(b) See table below.

South Jersey Industries, Inc.
Part II

The following table provides details about reclassifications out of AOCL for the year ended December 31, 2015 (in thousands):

	Amounts Reclassified from AOCL	Affected Line Item in the Condensed Consolidated Statements of Income
	For the Year Ended December 31, 2015
Actuarial Loss on Postretirement Benefits	$6,763	Operating Expenses: Operations
Income Taxes	(2,672)	Income Taxes (a)
	$4,091
Unrealized Loss on Derivatives-Other - interest rate contracts designated as cash flow hedges	$551	Interest Charges
Income Taxes	(230)	Income Taxes (a)
	$321

Unrealized Loss on Available-for-Sale Securities	$37	Other Income
Income Taxes	(14)	Income Taxes (a)
	$23

Income of Affiliated Companies	$(45)	Equity in Loss of Affiliated Companies
Income Taxes	18	Income Taxes (a)
	$(27)

Losses from reclassifications for the period net of tax	$4,408

(a) Determined using a combined average statutory tax rate of 40%.

19.	SUBSEQUENT EVENTS:

In January 2016, the Company paid $12.7 million to a third party to retire outstanding debt for ACB (see Note 14).
In January 2016, Energenic and certain subsidiaries reached a multi-party settlement with the bondholders of the central energy center constructed to serve a hotel, casino and entertainment complex in Atlantic City, NJ (See Note 7). This agreement resolves all outstanding litigation and transfers ownership of the bondholders’ collateral to the owners of the entertainment complex.  The Company’s share of this settlement was $7.5 million which was accrued by Energenic as of December 31, 2015. Management of Energenic is currently in active settlement discussions and believes that this amount is recoverable from its insurance carrier and external legal advisors.

South Jersey Industries, Inc.
Part II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
South Jersey Industries, Inc.
Folsom, New Jersey

We have audited the accompanying consolidated balance sheets of South Jersey Industries, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows, and changes in equity and comprehensive income for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of South Jersey Industries, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 29, 2016

South Jersey Industries, Inc.
Part II

Quarterly Financial Data (Unaudited)
(Summarized quarterly results of SJI's operations, in thousands except for per share amounts)

	2015 Quarter Ended				2014 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
Operating Revenues	$382,952	$177,710	$141,062	$257,844	$350,201	$133,271	$122,427	$281,097
Expenses:
Cost of Sales - (Excluding depreciation)	241,707	90,945	99,124	127,566	228,138	78,947	76,073	153,794
Operations and Maintenance Including Fixed Charges	71,279	62,634	63,867	71,148	64,684	56,174	56,039	69,384
Income Taxes	16,613	(3,279)	(10,968)	(1,006)	11,869	(9,510)	(8,325)	10,415
Energy and Other Taxes	2,196	1,265	1,231	1,334	1,953	1,241	1,196	1,330
Total Expenses	331,795	151,565	153,254	199,042	306,644	126,852	124,983	234,923

Other Income and Expense	2,696	(12,804)	(340)	(7,854)	4,654	3,282	(1,720)	(2,182)

Income (Loss) from Continuing Operations	53,853	13,341	(12,532)	50,948	48,211	9,701	(4,276)	43,992
Loss from Discontinued Operations - (Net of tax benefit)	(276)	(74)	(91)	(62)	(313)	(80)	(120)	(69)
Net Income (Loss)	$53,577	$13,267	$(12,623)	$50,886	$47,898	$9,621	$(4,396)	$43,923

Basic Earnings Per Common Share:
Continuing Operations	$0.79	$0.19	$(0.18)	$0.73	$0.74	$0.15	$(0.07)	$0.66
Discontinued Operations	—	—	—	—	—	—	—	—
Basic Earnings Per Common Share	$0.79	$0.19	$(0.18)	$0.73	$0.74	$0.15	$(0.07)	$0.66
Average Shares of Common Stock Outstanding - Basic	68,397	68,467	68,607	69,460	65,530	65,926	66,332	67,304

Diluted Earnings Per Common Share:
Continuing Operations	$0.79	$0.19	$(0.18)	$0.73	$0.74	$0.15	$(0.07)	$0.65
Discontinued Operations	—	—	—	—	—	—	—	—
Diluted Earnings Per Common Share	$0.79	$0.19	$(0.18)	$0.73	$0.74	$0.15	$(0.07)	$0.65
Average Shares of Common Stock Outstanding - Diluted	68,618	68,653	68,607	69,646	65,684	66,074	66,332	67,454

The sum of the quarters for 2015 and 2014 do not equal the year's total due to rounding.

All share and per share amounts were adjusted for all periods presented for the 2-for-1 stock split, effected in the form of a stock dividend, effective on May 8, 2015. See Note 1 to the consolidated financial statements.

NOTE:	Because of the seasonal nature of the business and the volatility from energy-related derivatives, statements for the 3-month periods are not indicative of the results for a full year.

South Jersey Industries, Inc.
Part II

Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2015. Based on that evaluation, the Company's chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company are effective.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rule 13a-15(f). The Company's internal control system is designed to provide reasonable assurance to its management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included under this Item 9A.

Changes in Internal Control over Financial Reporting

There has not been any change in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, during the fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None

South Jersey Industries, Inc.
Part II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
South Jersey Industries, Inc.
Folsom, New Jersey

We have audited the internal control over financial reporting of South Jersey Industries, Inc. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2015 of the Company and our reports dated February 29, 2016 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 29, 2016

South Jersey Industries, Inc.
Part III

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning Directors may be found under the captions “Director Elections”, “Nominees”, “Directors and Management”, “Security Ownership”, "Meetings of the Board of Directors and its Committees", and “The Board of Directors” in our definitive proxy statement for our 2016 Annual Meeting of Shareholders (the “2016 Proxy Statement”), which will be filed within the Commission within 120 days after the close of our fiscal year. Information concerning the members of the Company's Audit Committee and the Company's Audit Committee Financial Expert is also incorporated by reference to the 2016 Proxy Statement under the captions "Meetings of the Board of Directors and its Committees", “Audit Committee” and “Audit Committee Report.” Such information is incorporated herein by reference. Information required by this item relating to the executive officers of SJI is set forth in Item 4-A of this Report.

Code of Ethics

The Company has adopted a Code of Ethics for its Principal Executive, Financial and Accounting Officers. It is available on SJI's website, www.sjindustries.com by clicking “Investors” and then “Corporate Governance.” We will post any amendment to or waiver of the Code to our website.

Item 11. Executive Compensation

Information concerning executive compensation may be found under the caption “Compensation Discussion & Analysis” of our 2016 Proxy Statement. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in our 2016 Proxy Statement set forth under the caption “Security Ownership” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information in our 2016 Proxy Statement set forth under the caption “The Board of Directors” and “Certain Relationships” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information in our 2016 Proxy Statement set forth under the caption “Audit Committee Report” is incorporated herein by reference.

South Jersey Industries, Inc.
Part IV

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Listed below are all financial statements and schedules filed as part of this Report:

1 - The consolidated financial statements and notes to consolidated financial statements together with the report thereon of Deloitte & Touche LLP, dated February 29, 2016, are filed as part of this Report under Item 8 - Financial Statements and Supplementary Data.

2 - Supplementary Financial Information

Information regarding selected quarterly financial data can be found on page 106 of this Report.

Schedule I - Supplemental Schedules as of December 31, 2015 and 2014 and for the three years ended December 31, 2015, 2014, and 2013 (page 117).

Report of Independent Registered Public Accounting Firm of Deloitte & Touche LLP (page 116).

Schedule II - Valuation and Qualifying Accounts (page 121).

All schedules, other than that listed above, are omitted because the information called for is included in the financial statements filed or because they are not applicable or are not required.

(b)	List of Exhibits (Exhibit Number is in Accordance with the Exhibit Table in Item 601 of Regulation S-K).

Exhibit Number	Description	Reference

(3)(a)(i)	Certificate of Incorporation of South Jersey Industries, Inc., as amended through April 19, 1984.	Incorporated by reference from Exhibit (4)(a) of Form S-2 (2-91515).

(3)(a)(ii)	Amendment to Certificate of Incorporation relating to two-for-one stock split effective as of April 28, 1987.	Incorporated by reference from Exhibit (4)(e)(1) of Form S-3 (33-1320).

(3)(a)(iii)	Amendment to Certificate of Incorporation relating to director and officer liability.	Incorporated by reference from Exhibit (4)(e)(2) of Form S-3 (33-1320).

(3)(a)(iv)	Amendment to Certificate of Incorporation relating to two-for-one stock split effective as of June 30, 2005.	Incorporated by reference from Exhibit 3 of Form 10-Q of SJI filed on May 10, 2005.

(3)(a)(v)	Amendment to Certificate of Incorporation as of April 23, 2009 establishing the annual election of the South Jersey Industries, Inc. directors	Incorporated by reference from Exhibit 99.2 of Form 8-K filed on April 28, 2009.

(3)(a)(vi)	Amendment to Certificate of Incorporation relating to two-for-one stock split effective February 27, 2015.	Incorporated by reference from Exhibit 3 of Form 8-K filed on March 2, 2015.

(3)(b)(i)	Bylaws of South Jersey Gas Company as amended and restated through January 1, 2013.	Incorporated by reference from Exhibit 3.1 of Form 8-K of SJG as filed January 4, 2013.

(3)(b)(ii)	Bylaws of South Jersey Industries, Inc. as amended and restated through April 30, 2015.	Incorporated by reference from Exhibit 3.2 of Form 8-K of SJI as filed May 4, 2015.

South Jersey Industries, Inc.
Part IV

(4)(a)	Form of Stock Certificate for common stock.	Incorporated by reference from Exhibit (4)(a) of Form 10-K for 1985 (1-6364).

(4)(b)(i)	First Mortgage Indenture dated October 1, 1947.	Incorporated by reference from Exhibit (4)(b)(i) of Form 10-K for 1987 (1-6364).

(4)(b)(ii)	Nineteenth Supplemental Indenture dated as of April 1, 1992.	Incorporated by reference from Exhibit (4)(b)(xvii) of Form 10-K for 1992 (1-6364).

(4)(b)(iii)	Twenty-First Supplemental Indenture dated as of March 1, 1997.	Incorporated by reference from Exhibit (4)(b)(xviv) of Form 10-K for 1997(1-6364).

(4)(b)(iv)	Twenty-Second Supplemental Indenture dated as of October 1, 1998.	Incorporated by reference from Exhibit (4)(b)(ix) of Form S-3 (333-62019).

(4)(b)(v)	Twenty-Third Supplemental Indenture dated as of September 1, 2002.	Incorporated by reference from Exhibit (4)(b)(x) of Form S-3 (333-98411).

(4)(b)(vi)	Twenty-Fourth Supplemental Indenture dated as of September 1, 2005.	Incorporated by reference from Exhibit (4)(b)(vi) of Form S-3 (333-126822).

(4)(b)(vii)	Amendment to Twenty-Fourth Supplemental Indenture dated as of March 31, 2006	Incorporated by reference from Exhibit 4 of Form 8-K of SJG as filed April 26, 2006.

(4)(b)(viii)	Amendment No. 2 to the Twenty-Fourth Supplemental Indenture dated as of December 20, 2010.	Incorporated by reference from Exhibit (4)(b)(viii) of Form 10-K for 2010

(4)(b)(ix)	Loan Agreement by and between New Jersey Economic Development Authority and SJG dated April 1, 2006.	Incorporated by reference from Exhibit 10 of Form 8-K of SJG as filed April 26, 2006.

(4)(b)(x)	Twenty-Fifth Supplemental Indenture dated as of March 29, 2012.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJG as filed April 3, 2012.

(4)(c)(i)	Medium Term Note Indenture of Trust dated October 1, 1998.	Incorporated by reference from Exhibit 4(e) of Form S-3 (333-62019).

(4)(c)(ii)	First Supplement to Indenture of Trust dated as of June 29, 2000.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJG dated July 12, 2001.

(4)(c)(iii)	Second Supplement to Indenture of Trust dated as of July 5, 2000.	Incorporated by reference from Exhibit 4.2 of Form 8-K of SJG dated July 12, 2001.

(4)(c)(iv)	Third Supplement to Indenture of Trust dated as of July 9, 2001.	Incorporated by reference from Exhibit 4.3 of Form 8-K of SJG dated July 12, 2001.

(4)(c)(v)	Fourth Supplement to Indenture of Trust dated as of February 26, 2010.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJG dated March 5, 2010.

(10)(a)(i)	Gas storage agreement (GSS) between South Jersey Gas Company and Transco dated October 1, 1993.	Incorporated by reference from Exhibit (10)(d) of Form 10-K for 1993 (1-6364).

South Jersey Industries, Inc.
Part IV

Exhibit Number	Description	Reference

(10)(a)(ii)	Gas storage agreement (LG-A) between South Jersey Gas Company and Transco dated June 3, 1974.	Incorporated by reference from Exhibit (5)(f) of Form S-7 (2-56223).

(10)(a)(iii)	Gas storage agreement (WSS) between South Jersey Resources Group LLC and Transco dated May 1, 2006.	Incorporated by reference from Exhibit (10)(a)(iii) of Form 10-K for 2008.

(10)(a)(iv)	Gas storage agreement (LSS) between South Jersey Gas Company and Transco dated October 1, 1993.	Incorporated by reference from Exhibit (10)(i) of Form 10-K for 1993 (1-6364).

(10)(a)(v)	Gas storage agreement (SS-1) between South Jersey Gas Company and Transco dated May 10, 1987 (effective April 1, 1988).	Incorporated by reference from Exhibit (10)(i)(a) of Form 10-K for 1988 (1-6364).

(10)(b)(i)	Gas storage agreement (SS-2) between South Jersey Gas Company and Transco dated July 25, 1990.	Incorporated by reference from Exhibit (10)(i)(i) of Form 10-K for 1991 (1-6364).

(10)(b)(ii)	Amendment to gas transportation agreement dated December 20, 1991 between South Jersey Gas Company and Transco dated October 5, 1993.	Incorporated by reference from Exhibit (10)(i)(k) of Form 10-K for 1993 (1-6364).

(10)(b)(iii)	CNJEP Service agreement between South Jersey Gas Company and Transco dated June 27, 2005.	Incorporated by reference from Exhibit (10)(i)(l) of Form 10-K for 2005 (1-6364).

(10)(c)(i)	FTS Service Agreement No. 38099 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(n) of Form 10-K for 1993 (1-6364).

(10)(c)(ii)	NTS Service Agreement No. 39305 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(o) of Form 10-K for 1993 (1-6364).

(10)(c)(iii)	FSS Service Agreement No. 38130 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(p) of Form 10-K for 1993 (1-6364).

(10)(d)(i)	SST Service Agreement No. 38086 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(q) of Form 10-K for 1993 (1-6364).

(10)(e)(i)*
Deferred Payment Plan for Directors of South Jersey Industries, Inc., South Jersey Gas Company, Energy & Minerals, Inc., R&T Group, Inc. and South Jersey Energy Company as amended and restated October 21, 1994.
Incorporated by reference from Exhibit (10)(l) of Form 10-K for 1994 (1-6364).

(10)(e)(ii)*	Schedule of Deferred Compensation Agreements.	Incorporated by reference from Exhibit (10)(l)(b) of Form 10-K for 1997 (1-6364).

(10)(e)(iii)*	Form of Officer Change in Control Agreements, effective January 1, 2013, between certain officers and either South Jersey Industries, Inc. or its subsidiaries.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI as filed January 25, 2013.

(10)(e)(iv)*	Schedule of Officer Agreements (filed herewith).

(10)(f)(i)*	Officer Severance Plan.	Incorporated by reference from Exhibit (10)(f)(i) of Form 10-K for 2014.

South Jersey Industries, Inc.
Part IV

(10)(f)(ii)*	Supplemental Executive Retirement Program, as amended and restated effective January 1, 2009 and Form of Agreement between certain SJI or subsidiary officers.	Incorporated by reference from Exhibit (10)(f)(ii) of Form 10-K for 2009.

(10)(f)(iii)*	South Jersey Industries, Inc. 1997 Stock-Based Compensation Plan (As Amended and Restated Effective January 1, 2012).	Incorporated by reference from Exhibit 10.3 of Form 8-K of SJI as filed January 6, 2012.

(10)(g)(i)	Four-Year Revolving Credit Agreement, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated May 2, 2011.

(10)(g)(ii)	Four-Year Revolving Credit Agreement, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated May 6, 2011.

(10)(g)(iii)	Note Purchase Agreement dated as of March 1, 2010.	Incorporated by reference from Exhibit 10 of Form 8-K of SJG dated March 5, 2010.

(10)(g)(iv)	Note Purchase Agreement dated as of December 30, 2010.	Incorporated by reference from Exhibit 10 of Form 8-K of SJG dated January 5, 2011.

(10)(g)(v)	Commercial Paper Dealer Agreement, dated as of July 1, 2011, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated July 1, 2011.

(10)(g)(vi)	Commercial Paper Dealer Agreement, dated as of January 5, 2012, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated January 9, 2012.

(10)(g)(vii)	Letter of Credit Reimbursement Agreements dated as of March 15, 2012.	Incorporated by reference from Exhibit 10.1-10.3 of Form 8-K of SJI dated March 21, 2012.

(10)(g)(viii)	Note Purchase Agreement dated as of April 2, 2012.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated April 3, 2012.

(10)(g)(ix)	Note Purchase Agreement, dated as of June 28, 2012, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated June 29, 2012.

(10)(g)(x)	Note Purchase Agreement, dated as of September 20, 2012, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated September 25, 2012.

(10)(g)(xi)	First Amendment to Credit Agreement, dated as of February 11, 2013, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated February 14, 2013.

(10)(g)(xii)	First Amendment to Credit Agreement, dated as of September 27, 2013, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated September 30, 2013.

(10)(g)(xiii)	Note Purchase Agreement, dated as of November 21, 2013, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated November 21, 2013.

(10)(g)(xiv)	Second Amendment to Credit Agreement, dated as of September 27, 2013, for SJI.	Incorporated by reference from Exhibit 10(g)(xvi) of Form 10-K of SJI as filed February 28, 2014.

(10)(g)(xv)	Term Loan Credit Agreement, dated as of June 5, 2014, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated June 5, 2014.

(10)(g)(xvi)	Note Purchase Agreement, dated as of June 26, 2014, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated June 26, 2014.

South Jersey Industries, Inc.
Part IV

(10)(g)(xvii)	Term Loan Credit Agreement, dated as of October 28, 2015, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated November 2, 2015.

(10)(h)(i)	Equity Distribution and Purchase Agreement, dated as of December 31, 2015, by and among Energenic, Marina and DCO Energy, LLC.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated January 7, 2015.

(10)(h)(ii)	Equity Distribution and Purchase Agreement, dated as of December 31, 2015, by and among Energenic, DCO Energy, LLC and Marina.	Incorporated by reference from Exhibit 10.2 of Form 8-K of SJI dated January 7, 2015.

(12)	Calculation of Ratio of Earnings to Fixed Charges (Before Federal Income Taxes) (filed herewith).

(14)	Code of Ethics.	Incorporated by reference from Exhibit 14 of Form 10-K for 2007.

(21)	Subsidiaries of the Registrant (filed herewith).

(23)	Independent Registered Public Accounting Firm's Consent (filed herewith).

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(101.INS)	eXtensible Business Reporting Language (XBRL) Instance Document (filed herewith).

(101.SCH)	XBRL Taxonomy Extension Schema (filed herewith).

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase (filed herewith).

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase (filed herewith).

(101.LAB)	XBRL Taxonomy Extension Label Linkbase (filed herewith).

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).

  * Constitutes a management contract or a compensatory plan or arrangement.

South Jersey Industries, Inc.
Part IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH JERSEY INDUSTRIES, INC.
BY:	/s/ Stephen H. Clark
Stephen H. Clark
Senior Vice President & Chief Financial Officer
Date:	February 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Walter M. Higgins, III	Chairman of the Board	February 29, 2016
(Walter M. Higgins, III)

/s/ Michael J. Renna	Director, President & Chief Executive Officer	February 29, 2016
(Michael J. Renna)	(Principal Executive Officer)

/s/ Stephen H. Clark	Senior Vice President & Chief Financial Officer	February 29, 2016
(Stephen H. Clark)	(Principal Financial and Accounting Officer)

/s/ Sarah M. Barpoulis	Director	February 29, 2016
(Sarah M. Barpoulis)

/s/ Thomas A. Bracken	Director	February 29, 2016
(Thomas A. Bracken)

/s/ Keith S. Campbell	Director	February 29, 2016
(Keith S. Campbell)

/s/ Victor A. Fortkiewicz	Director	February 29, 2016
(Victor A. Fortkiewicz)

/s/ Sheila Hartnett-Devlin	Director	February 29, 2016
(Sheila Hartnett-Devlin)

/s/ Sunita Holzer	Director	February 29, 2016
(Sunita Holzer)

/s/ Joseph H. Petrowski	Director	February 29, 2016
(Joseph H. Petrowski)

/s/ Frank L. Sims	Director	February 29, 2016
(Frank L. Sims)

South Jersey Industries, Inc.
Part IV

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
South Jersey Industries, Inc.
Folsom, New Jersey

We have audited the consolidated financial statements of South Jersey Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and for each of the three years in the period ended December 31, 2015, and the Company's internal control over financial reporting as of December 31, 2015, and have issued our reports thereon dated February 29, 2016; such reports are included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedules of the Company listed in Item 15(a)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 29, 2016

South Jersey Industries, Inc.
Part IV

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
CONDENSED STATEMENTS OF INCOME
(In Thousands)

	2015	2014	2013

Management Service Fee Revenues	$20,990	$21,118	$16,269

Operating Expenses:
Operations	17,979	18,183	14,979
Depreciation	406	439	260
Energy and Other Taxes	806	813	465
Total Operating Expenses	19,191	19,435	15,704

Operating Income	1,799	1,683	565

Other Income:
Equity in Earnings of Subsidiaries	105,610	97,628	82,389
Other	10,145	7,283	5,459

Total Other Income	115,755	104,911	87,848

Interest Charges	11,822	8,803	6,004
Income Taxes	122	163	20

Income from Continuing Operations	105,610	97,628	82,389

Equity in Undistributed Earnings of Discontinued Operations	(503)	(582)	(796)

Net Income	$105,107	$97,046	$81,593

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	2015	2014	2013

Net Income	$105,107	$97,046	$81,593
Other Comprehensive (Loss) Income - Net of Tax*
Postretirement Liability Adjustment	5,518	(9,160)	4,934
Unrealized (Loss) Gain on Available-for-Sale Securities	(53)	(472)	103
Unrealized Gain (Loss) on Derivatives	294	134	5,308
Total Other Comprehensive (Loss) Income - Net of Tax*	5,759	(9,498)	10,345

Comprehensive Income	$110,866	$87,548	$91,938

*  For 2015 and 2014, determined using a combined average statutory tax rate of 40%. For 2013, determined using a combined statutory tax rate of 41%

South Jersey Industries, Inc.
Part IV

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
CONDENSED STATEMENTS OF RETAINED EARNINGS
(In Thousands)

	2015	2014	2013

Retained Earnings - Beginning	$439,218	$406,041	$382,127
Net Income	105,107	97,046	81,593
	544,325	503,087	463,720

Dividends Declared - Common Stock	(70,158)	(63,869)	(57,679)

Retained Earnings - Ending	$474,167	$439,218	$406,041

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED DECEMBER 31,
(In Thousands)

	2015	2014	2013

CASH PROVIDED BY OPERATING ACTIVITIES	$38,593	$22,244	$1,316

CASH FLOWS FROM INVESTING ACTIVITIES:

Net Advances to Associated Companies	(118,802)	(104,979)	(68,900)
Capital Expenditures	(150)	(1,610)	(360)
Proceeds from Sale of Property, Plant & Equipment	—	27	6
Purchase of Company Owned Life Insurance	(2,328)	(1,250)	(5,149)
Investment in Affiliate	—	(25,000)	(25,000)

Net Cash Used In Investing Activities	(121,280)	(132,812)	(99,403)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from Issuance of Long Term Debt	50,000	240,000	—
Principal Repayments of Long Term Debt	(114,000)	—	—
Payments for Issuance of Long Term Debt	(55)	(1,558)	—
Net Borrowings from (Repayments of) Lines of Credits	153,000	(144,100)	101,600
Dividends on Common Stock	(70,158)	(63,869)	(57,679)
Proceeds from Sale of Common Stock	63,192	80,680	54,028

Net Cash Provided by Financing Activities	81,979	111,153	97,949

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(708)	585	(138)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,416	1,831	1,969

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,708	$2,416	$1,831

South Jersey Industries, Inc.
Part IV

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
CONDENSED BALANCE SHEETS (In Thousands)

	2015	2014
Assets

Property Plant and Equipment:
Nonutility Property, Plant and Equipment, at cost	$2,468	$3,521
Accumulated Depreciation	(1,768)	(1,370)

Property, Plant and Equipment - Net	700	2,151

Investments:
Investments in Subsidiaries	1,051,675	983,721
Available-for-Sale Securities	3,860	28

Total Investments	1,055,535	983,749

Current Assets:
Cash and Cash Equivalents	1,708	2,416
Receivable from Associated Companies	582,406	463,756
Accounts Receivable	49	35
Other	2,859	747

Total Current Assets	587,022	466,954

Other Noncurrent Assets	39,503	44,887

Total Assets	$1,682,760	$1,497,741

Capitalization and Liabilities

Equity:
Common Stock SJI
Par Value $1.25 a share
Authorized - 120,000,000 shares
Outstanding - 70,965,622 (2015) and 68,334,860 (2014)	88,707	$42,709
Premium on Common Stock	499,460	480,928
Treasury Stock (at par)	(296)	(165)
Accumulated Other Comprehensive Loss	(24,499)	(30,258)
Retained Earnings	474,167	439,218

Total Equity	1,037,539	932,432

Long-Term Debt	341,000	291,000

Current Liabilities:
Notes Payable - Banks	297,300	144,300
Current Portion of Long-Term Debt	—	114,000
Payable to Associated Companies	262	413
Accounts Payable	425	400
Other Current Liabilities	3,579	5,062

Total Current Liabilities	301,566	264,175

Other Noncurrent Liabilities	2,655	10,134

Total Capitalization and Liabilities	$1,682,760	$1,497,741

South Jersey Industries, Inc.
Part IV

 Notes to Condensed Financial Statements

1.	BASIS OF PRESENTATION:

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

Dividends received from subsidiaries amounted to $40.8 million and $18.2 million in 2015 and 2014, respectively. No dividends were received from subsidiaries in 2013.

South Jersey Industries, Inc.
Part IV

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Col. A	Col. B	Col. C		Col. D	Col. E

		Additions

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe (a)	Deductions - Describe (b)	Balance at End of Period

Provision for Uncollectible
Accounts for the Year Ended
December 31, 2015	$7,910	$14,730	$(79)	$12,309	$10,252

Provision for Uncollectible
Accounts for the Year Ended
December 31, 2014	$5,854	$9,519	$(102)	$7,361	$7,910

Provision for Uncollectible
Accounts for the Year Ended
December 31, 2013	$5,924	$4,245	$(41)	$4,274	$5,854

(a) Recoveries of accounts previously written off and minor adjustments.
(b) Uncollectible accounts written off.