Form 10-Q
period 2016-03-31
SOUTH JERSEY INDUSTRIES INC
filed 2016-05-06
CIK 91928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of May 2, 2016 there were 71,425,506 shares of the registrant’s common stock outstanding.

Item 1. Unaudited Condensed Consolidated Financial Statements

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Three Months Ended March 31,
	2016	2015
Operating Revenues:
Utility	$183,669	$266,530
Nonutility	149,366	116,422
Total Operating Revenues	333,035	382,952
Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	65,206	144,974
- Nonutility	87,769	96,733
Operations	38,797	41,861
Maintenance	4,384	3,998
Depreciation	20,701	16,819
Energy and Other Taxes	1,925	2,196
Total Operating Expenses	218,782	306,581
Operating Income	114,253	76,371

Other Income and Expense	2,203	2,241
Interest Charges	(9,160)	(8,601)
Income Before Income Taxes	107,296	70,011
Income Taxes	(39,267)	(16,613)
Equity in Earnings of Affiliated Companies	158	455
Income from Continuing Operations	68,187	53,853
Loss from Discontinued Operations - (Net of tax benefit)	(118)	(276)
Net Income	$68,069	$53,577

Basic Earnings Per Common Share:
Continuing Operations	$0.96	$0.79
Discontinued Operations	—	—
Basic Earnings Per Common Share	$0.96	$0.79

Average Shares of Common Stock Outstanding - Basic	71,127	68,397

Diluted Earnings Per Common Share:
Continuing Operations	$0.95	$0.79
Discontinued Operations	—	—
Diluted Earnings Per Common Share	$0.95	$0.79

Average Shares of Common Stock Outstanding - Diluted	71,416	68,618

Dividends Declared Per Common Share	$0.26	$0.25

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements. All share and per share amounts were adjusted for all periods presented for the 2-for-1 stock split, effected in the form of a stock dividend, effective on May 8, 2015. See Note 1.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,
	2016	2015
Net Income	$68,069	$53,577

Other Comprehensive Income, Net of Tax:*

Unrealized Gain on Available-for-Sale Securities	49	88
Unrealized Gain on Derivatives - Other	51	8
Other Comprehensive Loss of Affiliated Companies	—	(95)

Other Comprehensive Income - Net of Tax*	100	1

Comprehensive Income	$68,169	$53,578

* Determined using a combined average statutory tax rate of 40%.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,
	2016	2015
Net Cash Provided by Operating Activities	$98,080	$34,936

Cash Flows from Investing Activities:
Capital Expenditures	(67,416)	(54,307)
Purchase of Available for Sale Securities	—	(6,059)
Proceeds from Restricted Investments	1,738	—
Net Proceeds from Sale of Restricted Investments in Margin Account	8,906	4,829
Investment in Long-Term Receivables	(3,142)	(4,658)
Proceeds from Long-Term Receivables	2,527	1,808
Notes Receivable	(50)	—
Purchase of Company-Owned Life Insurance	(357)	(356)
Investment in Affiliate	(3,079)	(717)
Advances on Notes Receivable - Affiliate	—	(1,265)
Repayment of Notes Receivable - Affiliate	1,626	275

Net Cash Used in Investing Activities	(59,247)	(60,450)

Cash Flows from Financing Activities:
Net (Repayments of) Borrowings from Short-Term Credit Facilities	(92,200)	26,700
Proceeds from Issuance of Long-Term Debt	61,000	—
Principal Repayments of Long-Term Debt	(12,905)	—
Proceeds from Sale of Common Stock	5,645	1,857

Net Cash (Used in) Provided by Financing Activities	(38,460)	28,557

Net Increase in Cash and Cash Equivalents	373	3,043
Cash and Cash Equivalents at Beginning of Period	3,877	4,171

Cash and Cash Equivalents at End of Period	$4,250	$7,214

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	March 31, 2016	December 31, 2015
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$2,261,409	$2,211,239
Accumulated Depreciation	(450,001)	(440,473)
Nonutility Property and Equipment, at cost	784,495	785,646
Accumulated Depreciation	(117,737)	(108,307)

Property, Plant and Equipment - Net	2,478,166	2,448,105

Investments:
Available-for-Sale Securities	14,960	14,810
Restricted	37,893	48,758
Investment in Affiliates	20,254	16,983

Total Investments	73,107	80,551

Current Assets:
Cash and Cash Equivalents	4,250	3,877
Accounts Receivable	179,662	178,359
Unbilled Revenues	47,502	40,044
Provision for Uncollectibles	(10,024)	(10,252)
Notes Receivable	11,819	11,800
Notes Receivable - Affiliate	1,508	3,134
Natural Gas in Storage, average cost	38,571	54,211
Materials and Supplies, average cost	6,762	5,088
Prepaid Taxes	11,382	21,753
Derivatives - Energy Related Assets	57,815	83,093
Other Prepayments and Current Assets	46,863	40,167

Total Current Assets	396,110	431,274

Regulatory and Other Noncurrent Assets:
Regulatory Assets	356,962	323,434
Derivatives - Energy Related Assets	19,489	16,238
Notes Receivable - Affiliate	13,275	13,275
Contract Receivables	29,039	28,609
Notes Receivable	31,888	35,439
Goodwill	8,139	8,880
Identifiable Intangible Assets	21,850	21,553
Other	65,959	64,575

Total Regulatory and Other Noncurrent Assets	546,601	512,003

Total Assets	$3,493,984	$3,471,933

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	March 31, 2016	December 31, 2015
Capitalization and Liabilities
Equity:
Common Stock	$89,048	$88,707
Premium on Common Stock	505,601	499,460
Treasury Stock (at par)	(262)	(296)
Accumulated Other Comprehensive Loss	(24,399)	(24,499)
Retained Earnings	523,454	474,167

Total Equity	1,093,442	1,037,539

Long-Term Debt (See Note 1)	1,046,968	997,427

Total Capitalization	2,140,410	2,034,966

Current Liabilities:
Notes Payable	339,500	431,700
Current Portion of Long-Term Debt	28,604	29,454
Accounts Payable	151,006	186,400
Customer Deposits and Credit Balances	19,340	20,146
Environmental Remediation Costs	55,065	50,559
Taxes Accrued	3,737	2,336
Derivatives - Energy Related Liabilities	66,370	90,708
Dividends Payable	18,790	—
Interest Accrued	6,108	7,316
Pension Benefits	2,261	2,261
Other Current Liabilities	7,222	11,596

Total Current Liabilities	698,003	832,476

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	333,572	295,945
Pension and Other Postretirement Benefits	77,720	76,068
Environmental Remediation Costs	85,263	76,064
Asset Retirement Obligations	58,054	57,943
Derivatives - Energy Related Liabilities	10,148	21,697
Derivatives - Other	13,118	10,943
Regulatory Liabilities	55,373	42,841
Other	22,323	22,990

Total Deferred Credits and Other Noncurrent Liabilities	655,571	604,491

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$3,493,984	$3,471,933

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

 Notes to Unaudited Condensed Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

GENERAL - South Jersey Industries, Inc. (SJI or the Company) currently provides a variety of energy-related products and services primarily through the following wholly-owned subsidiaries:

▪	South Jersey Gas Company (SJG) is a regulated natural gas utility. SJG distributes natural gas in the seven southernmost counties of New Jersey.

▪
South Jersey Energy Company (SJE) acquires and markets natural gas and electricity to retail end users and provides total energy management services to commercial, industrial and residential customers.

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

•ACB Energy Partners, LLC (ACB) owns and operates a natural gas fueled combined heating, cooling and power facility located in Atlantic City, New Jersey.

•AC Landfill Energy. LLC (ACLE), BC Landfill Energy, LLC (BCLE), SC Landfill Energy, LLC (SCLE) and SX Landfill Energy, LLC (SXLE) own and operate landfill gas-fired electric production facilities in Atlantic, Burlington, Salem and Sussex Counties located in New Jersey.

•MCS Energy Partners, LLC (MCS), NBS Energy Partners, LLC (NBS) and SBS Energy Partners, LLC (SBS) own and operate solar-generation sites located in New Jersey.

▪
South Jersey Energy Service Plus, LLC (SJESP) services residential and small commercial HVAC systems, installs small commercial HVAC systems, provides plumbing services and services appliances under warranty via a subcontractor arrangement as well as on a time and materials basis.

▪	SJI Midstream, LLC was formed in 2014 to invest in infrastructure and other midstream projects, including a current project to build a 100-mile natural gas pipeline in Pennsylvania and New Jersey.

BASIS OF PRESENTATION — The condensed consolidated financial statements include the accounts of SJI, its wholly-owned subsidiaries and subsidiaries in which SJI has a controlling interest. SJI eliminates all significant intercompany accounts and transactions. In management’s opinion, the condensed consolidated financial statements reflect all normal and recurring adjustments needed to fairly present SJI’s financial position, operating results and cash flows at the dates and for the periods presented. SJI’s businesses are subject to seasonal fluctuations and, accordingly, this interim financial information should not be the basis for estimating the full year’s operating results. As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), the accompanying unaudited condensed consolidated financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These financial statements should be read in conjunction with SJI’s 2015 Annual Report on Form 10-K for a more complete discussion of the Company’s accounting policies and certain other information.

Certain reclassifications have been made to the prior period's condensed consolidated balance sheets, as well as the prior period long-term debt carrying value and prior period's segment disclosures in Notes 5 and 6, respectively, to conform to the current period presentation. The unamortized debt issuance costs previously included in "Regulatory and Other Noncurrent Assets" on the condensed consolidated balance sheets were reclassified to Long-Term Debt to conform to ASU 2015-03, which is described below under "New Accounting Pronouncements." This reclassification caused the prior period long-term debt carrying value in Note 5 to be adjusted, along with the prior period unamortized debt issuance costs recorded as Identifiable Assets in the Gas Utility Operations, On-Site Energy Production and Corporate and Services segments in Note 6 to be removed.

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

REVENUE AND THROUGHPUT-BASED TAXES — SJG collects certain revenue-based energy taxes from its customers. Such taxes include New Jersey State Sales Tax and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. The PUA is included in both utility revenue and energy and other taxes and totaled $0.4 million and $0.6 million for the three months ended March 31, 2016 and 2015, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS - SJI reviews the carrying amount of long-lived assets for possible impairment whenever events or changes in circumstances indicate that such amounts may not be recoverable. For the three months ended March 31, 2016 and 2015, no impairments were identified.

GAS EXPLORATION AND DEVELOPMENT - The Company capitalizes all costs associated with gas property acquisition, exploration and development activities under the full cost method of accounting. Capitalized costs include costs related to unproved properties, which are not amortized until proved reserves are found or it is determined that the unproved properties are impaired. All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. No impairment charges were recorded during the three months ended March 31, 2016 or 2015. As of both March 31, 2016 and December 31, 2015, $8.9 million related to interests in proved and unproved properties in Pennsylvania, net of amortization, is included with Nonutility Property and Equipment and Other Noncurrent Assets on the condensed consolidated balance sheets.

TREASURY STOCK – SJI uses the par value method of accounting for treasury stock. As of March 31, 2016 and December 31, 2015, SJI held 209,298 and 236,571 shares of treasury stock, respectively. These shares are related to deferred compensation arrangements where the amounts earned are held in the stock of SJI.

INCOME TAXES — Deferred income taxes are provided for all significant temporary differences between the book and taxable bases of assets and liabilities in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740 - “Income Taxes”.  A valuation allowance is established when it is determined that it is more likely than not that a deferred tax asset will not be realized. Investment tax credits related to renewable energy facilities of Marina are recognized on the flow-through method, which may result in variations in the customary relationship between income taxes and pre-tax income for interim periods.

GOODWILL - Goodwill was acquired as part of the acquisition of Energenic projects discussed in Note 3 and is a part of the on-site energy production segment. Goodwill represents the excess of the consideration paid over the fair value of identifiable net assets acquired. Goodwill is not amortized, but instead is subject to impairment testing on an annual basis, and between annual tests whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying amount. No such events have occurred during the three months ended March 31, 2016. The Company recorded $8.1 million and $8.9 million of Goodwill on the condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively.

The following table summarizes the changes in Goodwill for the three months ended March 31, 2016 (in thousands):

2016
Beginning Balance, January 1	$8,880
Fair Value Adjustments During Measurement Periods (See Note 3)	(741)
Ending Balance, March 31	$8,139

NEW ACCOUNTING PRONOUNCEMENTS — Other than as described below, no new accounting pronouncement issued or effective during 2016 or 2015 had, or is expected to have, a material impact on the condensed consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Adoption of this guidance did not have an impact on the Company's results of operations; however, balance sheet presentations were modified to conform to this guidance.

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

In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This ASU states that, given the absence of authoritative guidance for debt issuance costs related to line-of-credit arrangements within ASU 2015-03 (discussed above), the SEC staff would not object to an entity deferring and presenting such costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of credit arrangement. The adoption of this standard did not have an impact on the Company's financial statement results.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which enhances the reporting model for financial instruments and includes amendments to address aspects of recognition, measurement, presentation and disclosure. The standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted for only certain portions of the new guidance. Management is currently determining the impact that adoption of this guidance will have on the Company's financial statement results.

In March 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The new standard requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The new standard also will result in enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing leases. The accounting for leases by the lessor remains relatively the same. The standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. Management is currently determining the impact that adoption of this guidance will have on the Company's financial statement results.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The amendments in this guidance clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016, with early adoption permitted. Management is currently determining the impact that adoption of this guidance will have on the Company's financial statement results.

In March 2016, the FASB issued ASU 2016-07, Investments- Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. The standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016, with early adoption permitted. Management is currently determining the impact that adoption of this guidance will have on the Company's financial statement results.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This standard amends ASU 2014-09 (discussed above), to improve the implementation guidance on principal versus agent considerations and whether an entity reports revenue on a gross or net basis. This standard will have the same effective date and transition requirements as ASU 2014-09. Management is currently determining the impact that adoption of this guidance will have on the Company's financial statement results.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies various aspects of accounting for share-based payment arrangements. The standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016, with early adoption permitted. Management is currently determining the impact that adoption of this guidance will have on the Company's financial statement results.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This standard amends ASU 2014-09 (discussed above), to clarify identifying performance obligations and the licensing implementation guidance. This standard will have the same effective date and transition requirements as ASU 2014-09. Management is currently determining the impact that adoption of this guidance will have on the Company's financial statement results.

2.	STOCK-BASED COMPENSATION PLAN:

On April 30, 2015, the shareholders of SJI approved the adoption of the Company's 2015 Omnibus Equity Compensation Plan (Plan), replacing the Amended and Restated 1997 Stock-Based Compensation Plan that had terminated on January 26, 2015. Under the Plan, shares may be issued to SJI’s officers (Officers), non-employee directors (Directors) and other key employees. No options were granted or outstanding during the three months ended March 31, 2016 and 2015.  No stock appreciation rights have been issued under the plans. During the three months ended March 31, 2016 and 2015, SJI granted 192,760 and 151,354 restricted shares, respectively, to Officers and other key employees under the plans.  Performance-based restricted shares vest over a three-year period and are subject to SJI achieving certain market and earnings-based performance targets, which can cause the actual amount of shares that ultimately vest to range from 0% to 200% of the original share units granted.

Beginning in 2015, SJI grants time-based shares of restricted stock, one-third of which vests annually over a three-year period and is limited to 100% payout. Vesting of time-based grants is contingent upon SJI achieving a return on equity (ROE) of at least 7% during the initial year of the grant and meeting the service requirement. Provided that the 7% ROE requirement is met in the initial year, payout is solely contingent upon the service requirement being met in years two and three of the grant. During the three months ended March 31, 2016 and 2015, Officers and other key employees were granted 57,828 and 45,406 shares of time-based restricted stock, which are included in the shares noted above.

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

Through 2014, grants containing earnings-based targets were based on SJI's earnings per share (EPS) growth rate relative to a peer group to measure performance. In 2015, earning-based performance targets included pre-defined EPS and return on equity (ROE) goals to measure performance. Beginning in 2016, performance targets include pre-defined Economic Earnings compound annual growth rate (EE) for SJI. As EPS-based, ROE-based and EE-based grants are contingent upon performance and service conditions, SJI is required to measure and recognize stock-based compensation expense based on the fair value at the date of grant over the requisite three-year period of each award. The fair value is measured as the market price at the date of grant. The initial accruals of compensation expense are based on the estimated number of shares expected to vest, assuming the requisite service is rendered and probable outcome of the performance condition is achieved. That estimate is revised if subsequent information indicates that the actual number of shares is likely to differ from previous estimates. Compensation expense is ultimately adjusted based on the actual achievement of service and performance targets.

During the three months ended March 31, 2016 and 2015, SJI granted 32,882 and 25,398 restricted shares, respectively, to Directors.  Shares issued to Directors vest over twelve months and contain no performance conditions. As a result, 100% of the shares granted generally vest.

The following table summarizes the nonvested restricted stock awards outstanding at March 31, 2016 and the assumptions used to estimate the fair value of the awards:

	Grants	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate
Officers & Key Employees -	2014 - TSR	51,042	$21.31	20.0%	0.80%
	2014 - EPS	51,042	$27.22	N/A	N/A
	2015 - TSR	34,406	$26.31	16.0%	1.10%
	2015 - EPS, ROE, Time	75,300	$29.47	N/A	N/A
	2016 - TSR	67,466	$22.01	18.1%	1.31%
	2016 - EE, Time	125,294	$23.52	N/A	N/A

Directors -	2016	32,882	$23.52	N/A	N/A

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

The following table summarizes the total stock-based compensation cost for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Officers & Key Employees	$817	$799
Directors	193	186
Total Cost	1,010	985

Capitalized	(106)	(91)
Net Expense	$904	$894

As of March 31, 2016, there was $6.5 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under the plans. That cost is expected to be recognized over a weighted average period of 2.2 years.

The following table summarizes information regarding restricted stock award activity during the three months ended March 31, 2016, excluding accrued dividend equivalents:

	Officers &Other Key Employees	Directors	Weighted Average Fair Value
Nonvested Shares Outstanding, January 1, 2016	226,191	26,338	$26.89
Granted	192,760	32,882	$23.07
Cancelled/Forfeited	(1,154)	—	$26.24
Vested	(13,247)	(26,338)	$29.30
Nonvested Shares Outstanding, March 31, 2016	404,550	32,882	$24.70

Performance targets during the three-year vesting period were not attained for the 2012 or 2013 Officer and other key employee grants that vested at December 31, 2014 and 2015, respectively. As a result, no shares were awarded in 2015 or 2016 associated with those grants. However, the initial performance hurdle for the 2015 time-based grant was met. As a result, 13,247 shares were awarded to Officers and other key employees during the three months ended March 31, 2016 at a market value of $0.3 million. During the three months ended March 31, 2016 and 2015, SJI granted 32,882 and 25,398 shares to its Directors at a market value of $0.8 million and $0.7 million, respectively. The Company has a policy of issuing new shares to satisfy its obligations under the Plan; therefore, there are no cash payment requirements resulting from the normal operation of the Plan. However, a change in control could result in such shares becoming nonforfeitable or immediately payable in cash.  At the discretion of the Officers, Directors and other key employees, the receipt of vested shares can be deferred until future periods.  These deferred shares are included in Treasury Stock on the condensed consolidated balance sheets.

3.	AFFILIATIONS AND DISCONTINUED OPERATIONS:

AFFILIATIONS — The following affiliated entities are accounted for under the equity method:

Energenic – US, LLC (Energenic) - Marina and a joint venture partner formed Energenic, in which Marina has a 50% equity interest. Energenic develops and operates on-site, self-contained, energy-related projects.

On December 31, 2015, Energenic, Marina and its joint venture partner entered into two Equity Distribution and Purchase Agreements (the "Transaction"), pursuant to which Marina became the sole owner of eight of the Energenic projects ("Marina Projects") and its joint venture partner became the sole owner of seven other Energenic projects ("Partner Projects"). The Transaction has been accounted for as a distribution of member interests by Energenic to its owners and a business combination through the exchange of member interests in various projects between Marina and its joint venture partner. In connection with the exchange, the joint venture partner provided a $19.5 million note payable to Marina. The note and other existing obligations of the joint venture partner to Marina are included in Notes Receivable on the condensed consolidated balance sheets, with approximately $1.8 million being included as a current asset as of March 31, 2016, as it is due within one year. This note is collateralized by security interests in various energy project assets owned by the joint venture partner, as well as personal guarantees from its principals.

As part of the transaction, each party is relieved of any guarantees related to the Projects in which it no longer has an ownership interest.

The projects that are now wholly-owned by Marina are ACB, ACLE, BCLE, SCLE, SXLE, MCS, NBS and SBS.

Through December 31, 2015, Marina’s investment in Energenic was accounted for under the equity method of accounting. As such, Marina’s share of the equity value of the projects was included within Investment in Affiliates on the condensed consolidated balance sheets and Marina’s share of the loss or earnings from the projects for the three months ended March 31, 2015 was included within Equity in Earnings of Affiliated Companies on the condensed consolidated statements of income. As of December 31, 2015, the assets and liabilities of the projects that are now wholly-owned by Marina are consolidated into the condensed consolidated balance sheets. Beginning in 2016, the respective results from operations and cash flows of the projects that are now wholly-owned by Marina are consolidated into the condensed consolidated statements of income and cash flows. The results of the acquired projects are included in the On-Site Energy Production segment.

The following table summarizes the preliminary purchase price allocation and reflects 100% of the fair values of the assets acquired and the liabilities assumed by the Company in connection with the Transaction. The Company is still awaiting final valuation reports supporting the allocation of the purchase price to certain identifiable intangibles. Total consideration for the step acquisition of the remaining interest in the Marina Projects was $46.0 million, which represents the fair value of the Company’s interest in the Partner Projects exchanged ($31.5 million) as well as the existing value of the Marina Projects immediately prior to the exchange ($14.5 million) (in thousands):

Current assets (excluding inventory)	$7,804
Inventory	3,154
Note Receivable Received	19,504
Fixed Assets	41,190
Intangible Assets:
Identifiable Intangibles	22,220
Goodwill	8,139
Non-Current Assets	1,873
Current Liabilities	(8,196)
Note Payable - Affiliate	(16,986)
Long-Term Debt, including current portion	(21,642)
Capital Lease Payable	(10,458)
Other Non-Current Liabilities	(572)
Fair Value of Consolidated Assets and Liabilities of Acquired Projects	$46,030

The recorded amounts for assets and liabilities represent the Company's best estimate as of March 31, 2016. The measurement period adjustments recorded during the three months ended March 31, 2016 did not have a significant impact on the Company's condensed consolidated balance sheet. The pro forma impact of this transaction on the operations of the Company is not significant.

Potato Creek, LLC (Potato Creek) - SJI and a joint venture partner formed Potato Creek, in which SJI has a 30% equity interest.  Potato Creek owns and manages the oil, gas and mineral rights of certain real estate in Pennsylvania.

PennEast Pipeline Company, LLC (PennEast) - Midstream has a 20% investment in PennEast, which is planning to construct an approximately 100-mile natural gas pipeline that will extend from Northeastern Pennsylvania into New Jersey, with a target completion of 2018.

During the first three months of 2016 and 2015, the Company made net investments in unconsolidated affiliates of $1.5 million and $1.7 million, respectively.  As of March 31, 2016 and December 31, 2015, the outstanding balance of Notes Receivable – Affiliate was $14.8 million and $16.4 million, respectively. As of March 31, 2016, approximately $13.7 million of these notes are secured by property, plant and equipment of the affiliates, accrue interest at 7.5% and are to be repaid through 2025. The remaining $1.1 million of these notes are unsecured and accrue interest at variable rates.

SJI holds significant variable interests in these entities but is not the primary beneficiary. Consequently, these entities are accounted for under the equity method because SJI does not have both a) the power to direct the activities of the entity that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. As of March 31, 2016, the Company had a net asset of approximately $20.3 million included in Investment in Affiliates on the condensed consolidated balance sheets related to equity method investees, in addition to Notes Receivable – Affiliate as discussed above. SJI’s maximum exposure to loss from these entities as of March 31, 2016, is limited to its combined equity contributions and the Notes Receivable-Affiliate in the aggregate amount of $35.1 million.

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

Summarized operating results of the discontinued operations for the three months ended March 31, 2016 and 2015, were (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Loss before Income Taxes:
Sand Mining	$(146)	$(347)
Fuel Oil	(35)	(66)
Income Tax Benefits	63	137
Loss from Discontinued Operations — Net	$(118)	$(276)
Earnings Per Common Share from
Discontinued Operations — Net:
Basic and Diluted	$—	$—

4.	COMMON STOCK:

The following shares were issued and outstanding:

2016
Beginning Balance, January 1	70,965,622
New Issues During the Period:
Dividend Reinvestment Plan	229,522
Stock-Based Compensation Plan	43,023
Ending Balance, March 31	71,238,167

The par value ($1.25 per share) of stock issued was recorded in Common Stock and the net excess over par value of approximately $6.1 million was recorded in Premium on Common Stock.

EARNINGS PER COMMON SHARE (EPS) - Basic EPS is based on the weighted-average number of common shares outstanding.  The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 288,502 and 220,762 for the three months ended March 31, 2016 and 2015, respectively. These shares relate to SJI's restricted stock as discussed in Note 2.

DIVIDEND REINVESTMENT PLAN (DRP) - The Company offers a DRP which allows participating shareholders to purchase shares of SJI common stock by automatic reinvestment of dividends or optional purchases. Shares of common stock offered by the DRP have been issued directly by SJI from its authorized but unissued shares of common stock. The Company raised $5.6 million and $1.9 million of equity capital through the DRP during the three months ended March 31, 2016 and 2015, respectively.

5.	FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS — Marina is required to maintain escrow accounts related to ongoing capital projects as well as unused loan proceeds pending approval of construction expenditures. As of March 31, 2016 and December 31, 2015, the escrowed funds, including interest earned, totaled $3.2 million and $3.4 million, respectively.

The Company maintains margin accounts with selected counterparties to support its risk management activities. The balances required to be held in these margin accounts increase as the net value of the outstanding energy-related contracts with the respective counterparties decrease. As of March 31, 2016 and December 31, 2015, the balances in these accounts totaled $34.7 million and $43.7 million, respectively.

As of December 31, 2015, in accordance with an outstanding loan agreement which ACB had with a third party, ACB was required to maintain control accounts which included a debt service reserve of $1.7 million. In January 2016, the remaining debt on the loan agreement was paid (see Note 14); as such, there was no reserve as of March 31, 2016.

The carrying amounts of the Restricted Investments approximate their fair values at March 31, 2016 and December 31, 2015, which would be included in Level 1 of the fair value hierarchy (see Note 13).

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

In June 2014, the parent company of the hotel, casino and entertainment complex filed petitions in U.S. Bankruptcy Court to facilitate a sale of substantially all of its assets. The complex ceased normal business operations in September 2014. Energenic subsidiaries continued to provide limited energy services to the complex during the shutdown period under a temporary agreement with the trustee. The hotel, casino and entertainment complex was sold in April 2015. As of December 31, 2015, the Energenic subsidiaries were providing limited services to the complex under a short-term agreement with the new owner. However, the Energenic subsidiaries had not been able to secure a permanent or long-term energy services agreement with the new owner.

In 2015 management of the Company and Energenic evaluated the carrying value of the investment in this project and a related note receivable. Based on the inability of the Energenic subsidiaries to secure a permanent or long-term energy services agreement, the Company recorded a $7.7 million (net of tax) non-cash charge to earnings during the second quarter of 2015 due to the reduction in the carrying value of the investment in this project recorded by Energenic. This charge was included in Equity in Loss of Affiliated Companies during the second quarter of 2015 on the condensed consolidated statements of income. Estimating the fair value of an investment is highly judgmental and involves the use of significant estimates and assumptions. Actual results may differ significantly from those used to develop this estimate.
The central energy center and energy distribution system owned by the Energenic subsidiaries was financed in part by the issuance of bonds during 2011. These bonds were collateralized primarily by certain assets of the central energy center and revenue from the energy services agreement with the hotel, casino and entertainment complex. During 2015, due to the cessation of normal business operations of the complex and the inability of the Energenic subsidiaries to meet its obligations under the bonds, the trustee for the bondholders filed suit to foreclose on certain assets of the central energy center. In November 2015 during settlement discussions, the bondholders alleged, among other things, that they were entitled to recover from Energenic itself, any amounts owed under the bonds that were not covered by the collateral, including principal, interest and attorney’s fees. The bondholders’ assertion was based on inconsistent language in the bond documents. In January 2016, Energenic and certain subsidiaries reached a multi-party settlement with the bondholders. This agreement resolves all outstanding litigation and transfers ownership of the bondholders’ collateral to the owners of the entertainment complex. The Company’s share of this settlement was $7.5 million, which was accrued by Energenic as of December 31, 2015 and paid in 2016. Management of Energenic is currently in active settlement discussions and believes that this amount is recoverable from its insurance carrier and external legal advisors.
As of March 31, 2016, the Company, through its investment in Energenic, had a remaining net asset of approximately $1.4 million included in Investment in Affiliates on the condensed consolidated balance sheets related to cogeneration assets for this project. In addition, the Company had approximately $13.7 million included in Notes Receivable - Affiliate on the condensed consolidated balance sheets, due from Energenic, which is secured by those cogeneration assets. This note is subject to a reimbursement agreement that secures reimbursement for the Company, from its joint venture partner, of a proportionate share of any amounts that are not repaid.

Management will continue to monitor the situation surrounding the complex and will evaluate the carrying value of the investment and the note receivable as future events occur.

NOTE RECEIVABLE - In June 2015, SJG advanced $10.0 million to a not-for-profit organization formed to spur economic development in Atlantic City, New Jersey, of which $0.1 million was repaid. The note bears interest at 1.0% for an initial term of six months, with the borrower’s option to extend the term for two additional terms of three months each. In December 2015 and February 2016, the borrower exercised each option, respectively. SJG holds a first lien security interest on land in Atlantic City as collateral against this note.  The carrying amount of this receivable approximates its fair value at March 31, 2016 and December 31, 2015, which would be included in Level 2 of the fair value hierarchy (see Note 13).

LONG-TERM RECEIVABLES — SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources.  The terms of these loans call for customers to make monthly payments over a period of up to five to ten years with no interest.  The carrying amounts of such loans were $12.2 million and $12.9 million as of March 31, 2016 and December 31, 2015, respectively. The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Contract Receivables on the condensed consolidated balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $1.2 million and $1.3 million as of March 31, 2016 and December 31, 2015, respectively.  The annualized amortization to interest is not material to the Company’s condensed consolidated financial statements.  The carrying amounts of these receivables approximate their fair value at March 31, 2016 and December 31, 2015, which would be included in Level 2 of the fair value hierarchy (see Note 13).

CREDIT RISK - As of March 31, 2016, approximately $12.3 million, or 15.9%, of the current and noncurrent Derivatives – Energy Related Assets are transacted with one counterparty. This counterparty has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assigned to SJI in the event of default by the counterparty.

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE - The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. The carrying amounts of SJI's financial instruments approximate their fair values at March 31, 2016 and December 31, 2015, except as noted below.

•
For Long-Term Debt, in estimating the fair value, we use the present value of remaining cash flows at the balance sheet date. We based the estimates on interest rates available to SJI at the end of each period for debt with similar terms and maturities (Level 2 in the fair value hierarchy, see Note 13). The estimated fair values of SJI's long-term debt, including current maturities, as of March 31, 2016 and December 31, 2015, were $1,143.0 million and $1,079.0 million, respectively.  The carrying amounts of SJI's long-term debt, including current maturities, as of March 31, 2016 and December 31, 2015, were $1,075.6 million and $1,026.9 million, respectively. The carrying amounts as of March 31, 2016 and December 31, 2015 are net of unamortized debt issuance costs of $8.4 million and $9.0 million, respectively (see Note 1).

OTHER FINANCIAL INSTRUMENTS - The carrying amounts of SJI's other financial instruments approximate their fair values at March 31, 2016 and December 31, 2015.

6.	SEGMENTS OF BUSINESS:

SJI operates in several different reportable operating segments which reflect the financial information regularly evaluated by the chief operating decision maker. These segments are as follows:

•	Gas utility operations (SJG) consist primarily of natural gas distribution to residential, commercial and industrial customers.

•	Wholesale energy operations include the activities of SJRG and SJEX.

•	SJE is involved in both retail gas and retail electric activities.

◦	Retail gas and other operations include natural gas acquisition and transportation service business lines.

◦	Retail electric operations consist of electricity acquisition and transportation to commercial, industrial and residential customers.

•
On-site energy production consists of Marina's thermal energy facility and other energy-related projects. Also included in this segment are the activities of ACB, ACLE, BCLE, SCLE, SXLE, MCS, NBS and SBS. These entities became wholly-owned subsidiaries of Marina on December 31, 2015 (see Note 3).

•	Appliance service operations includes SJESP’s servicing of appliances under warranty via a subcontractor arrangement as well as on a time and materials basis.

•	The activities of Midstream are a part of the Corporate and Services segment.

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

Information about SJI’s operations in different reportable operating segments is presented below (in thousands):

	Three Months Ended March 31,
	2016	2015
Operating Revenues:
Gas Utility Operations	$187,766	$267,658
Energy Group:
Wholesale Energy Operations	65,074	35,345
Retail Gas and Other Operations	29,733	38,078
Retail Electric Operations	39,491	29,777
Subtotal Energy Group	134,298	103,200
Energy Services:
On-Site Energy Production	16,321	13,572
Appliance Service Operations	1,888	2,357
Subtotal Energy Services	18,209	15,929
Corporate and Services	8,876	9,086
Subtotal	349,149	395,873
Intersegment Sales	(16,114)	(12,921)
Total Operating Revenues	$333,035	$382,952

	Three Months Ended March 31,
	2016	2015
Operating Income:
Gas Utility Operations	$75,773	$73,189
Energy Group:
Wholesale Energy Operations	38,244	330
Retail Gas and Other Operations	(759)	3,087
Retail Electric Operations	585	(182)
Subtotal Energy Group	38,070	3,235
Energy Services:
On-Site Energy Production	(89)	(482)
Appliance Service Operations	44	(52)
Subtotal Energy Services	(45)	(534)
Corporate and Services	455	481
Total Operating Income	$114,253	$76,371

Depreciation and Amortization:
Gas Utility Operations	$15,626	$14,167
Energy Group:
Wholesale Energy Operations	204	32
Retail Gas and Other Operations	85	20
Subtotal Energy Group	289	52
Energy Services:
On-Site Energy Production	9,919	7,051
Appliance Service Operations	84	74
Subtotal Energy Services	10,003	7,125
Corporate and Services	223	242
Total Depreciation and Amortization	$26,141	$21,586

Interest Charges:
Gas Utility Operations	$4,787	$5,190
Energy Group:
Wholesale Energy Operations	64	242
Retail Gas and Other Operations	132	73
Subtotal Energy Group	196	315
Energy Services:
On-Site Energy Production	3,462	2,315
Corporate and Services	3,452	2,988
Subtotal	11,897	10,808
Intersegment Borrowings	(2,737)	(2,207)
Total Interest Charges	$9,160	$8,601

	Three Months Ended March 31,
	2016	2015
Income Taxes:
Gas Utility Operations	$27,404	$26,172
Energy Group:
Wholesale Energy Operations	14,737	867
Retail Gas and Other Operations	(168)	1,576
Retail Electric Operations	239	(74)
Subtotal Energy Group	14,808	2,369
Energy Services:
On-Site Energy Production	(3,012)	(12,047)
Appliance Service Operations	26	(8)
Subtotal Energy Services	(2,986)	(12,055)
Corporate and Services	41	127
Total Income Taxes	$39,267	$16,613

Property Additions:
Gas Utility Operations	$51,370	$43,326
Energy Group:
Wholesale Energy Operations	6	4
Retail Gas and Other Operations	371	729
Subtotal Energy Group	377	733
Energy Services:
On-Site Energy Production	2,651	4,381
Appliance Service Operations	101	116
Subtotal Energy Services	2,752	4,497
Corporate and Services	163	1,064
Total Property Additions	$54,662	$49,620

	March 31, 2016	December 31, 2015
Identifiable Assets (See Note 1):
Gas Utility Operations	$2,365,728	$2,281,576
Energy Group:
Wholesale Energy Operations	174,326	231,660
Retail Gas and Other Operations	60,178	55,111
Retail Electric Operations	51,239	55,528
Subtotal Energy Group	285,743	342,299
Energy Services:
On-Site Energy Production	784,474	790,231
Appliance Service Operations	3,849	4,885
Subtotal Energy Services	788,323	795,116
Discontinued Operations	1,542	1,545
Corporate and Services	648,213	652,325
Intersegment Assets	(595,565)	(600,928)
Total Identifiable Assets	$3,493,984	$3,471,933

7.	RATES AND REGULATORY ACTIONS:

SJG is subject to the rules and regulations of the New Jersey Board of Public Utilities (BPU).

In January 2016, SJG provided a BGSS bill credit of approximately $20.0 million to its residential and small commercial customers. This credit is in addition to an overall rate reduction of 10.3% that was approved by the BPU and took effect in October 2015. SJG’s ability to offer the BGSS bill credit is a direct result of lower wholesale natural gas prices and the overall management of its gas supply portfolio. The BGSS clause serves as a method to pass along increases or decreases in gas costs to customers; therefore, SJG’s income is not affected by BGSS rate adjustments or bill credits.

On February 29, 2016, SJG filed a petition with the BPU for approval to continue its Accelerated Infrastructure Replacement Program (AIRP), which will expire at the end of 2016. In its petition, SJG has requested approval to continue its AIRP for an additional seven years, with program investments totaling approximately $500.0 million, to retire and replace bare steel and cast iron mains, bare steel services, and other aging infrastructure. The petition proposes to recover the costs of, and a return on, future AIRP investments through annual base rate adjustments. The petition also includes a request to reflect in base rates approximately $76.0 million of AIRP investments that will have been made since the conclusion of SJG’s last base rate case in October 2014 through the end 2016.

In February 2016, the BPU approved a $7.9 million revenue decrease to SJG’s Energy Efficiency Tracker (EET), which recovers the cost of, and an allowed return on, investments in Energy Efficiency Programs (EEP). SJG’s original EEPs and its first EEP Extension, approved by the BPU in 2009 and 2013, respectively, ended in July 2013 and August 2015, respectively. The revenue requirements associated with these prior investments decrease over time as they are amortized and recovered. SJG is continuing to make energy efficiency investments under its most recent EEP Extension, which was approved by the BPU in August 2015, and is recovering the costs, and the allowed return on, those investments through the EET.

There have been no other significant regulatory actions or changes to SJG's rate structure since December 31, 2015. See Note 10 to the Consolidated Financial Statements in Item 8 of SJI's Annual Report on Form 10-K for the year ended December 31, 2015.

8.	REGULATORY ASSETS & REGULATORY LIABILITIES:

There have been no significant changes to the nature of the Company’s regulatory assets and liabilities since December 31, 2015, which are described in Note 11 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K for the year ended December 31, 2015.

Regulatory Assets consisted of the following items (in thousands):

	March 31, 2016	December 31, 2015
Environmental Remediation Costs:
Expended - Net	$47,023	$42,032
Liability for Future Expenditures	136,779	123,194
Deferred Asset Retirement Obligation Costs	42,515	42,430
Deferred Pension and Other Postretirement Benefit Costs	79,779	79,779
Deferred Gas Costs - Net	—	2,701
Conservation Incentive Program Receivable	19,205	2,624
Deferred Interest Rate Contracts	9,379	7,631
Energy Efficiency Tracker	—	496
Pipeline Supplier Service Charges	3,360	3,776
Pipeline Integrity Cost	4,310	4,596
AFUDC - Equity Related Deferrals	11,638	11,423
Other Regulatory Assets	2,974	2,752

Total Regulatory Assets	$356,962	$323,434

ENVIRONMENTAL REMEDIATION COSTS - SJG has two regulatory assets associated with environmental costs related to the cleanup of 12 sites where SJG or its predecessors previously operated gas manufacturing plants. The first asset, "Environmental Remediation Cost: Expended - Net," represents what was actually spent to clean up the sites, less recoveries through the Remediation Adjustment Clause (RAC) and insurance carriers. These costs meet the deferral requirements of GAAP, as the BPU allows SJG to recover such expenditures through the RAC. The other asset, "Environmental Remediation Cost: Liability for Future Expenditures," relates to estimated future expenditures required to complete the remediation of these sites. SJG recorded this estimated amount as a regulatory asset with the corresponding current and noncurrent liabilities on the balance sheets under the captions "Current Liabilities" and "Deferred Credits and Other Noncurrent Liabilities." The BPU allows SJG to recover the deferred costs over seven-year periods after they are spent. The increase from December 31, 2015 is a result of expenditures made during the first three months of 2016 and an increase in the expected future expenditures for remediation activities.

DEFERRED GAS COSTS - NET - See discussion under "Deferred Revenues - Net" below.

CONSERVATION INCENTIVE PROGRAM (CIP) RECEIVABLE – The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. Actual usage per customer was less than the established baseline during the 2015 - 2016 winter season, and more notably, during the first three months of 2016, resulting in an increase in the receivable. This is primarily the result of extremely warm weather experienced in the region.

Regulatory Liabilities consisted of the following items (in thousands):

	March 31, 2016	December 31, 2015
Excess Plant Removal Costs	$32,294	$32,644
Deferred Revenues - Net	11,241	—
Societal Benefit Costs	9,454	10,197
Energy Efficiency Tracker	2,384	—

Total Regulatory Liabilities	$55,373	$42,841

DEFERRED REVENUES - NET - Over/under collections of gas costs are monitored through SJG's BGSS mechanism. Net under collected gas costs are classified as a regulatory asset and net over collected gas costs are classified as a regulatory liability. Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval. The BGSS changed from a $2.7 million regulatory asset at December 31, 2015 to a $11.2 million regulatory liability at March 31, 2016 primarily due to the gas costs recovered from customers exceeding the actual cost of the commodity. SJG typically over collects during the winter season when throughput is high and under collects during the summer season when throughput is low.

ENERGY EFFICIENCY TRACKER (EET) - This regulatory liability primarily represents energy efficiency measures installed in customer homes and businesses. The change from a $0.5 million regulatory asset at December 31, 2015 to a $2.4 million regulatory liability at March 31, 2016 is due to recoveries being greater than the cost of, and allowed return on, investments in the Energy Efficiency Programs. In February 2016, the BPU approved a $7.9 million revenue decrease to SJG’s EET (see Note 7).

9.	PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three months ended March 31, 2016 and 2015, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended March 31,
	2016	2015
Service Cost	$1,315	$1,443
Interest Cost	3,000	2,770
Expected Return on Plan Assets	(3,380)	(3,699)
Amortizations:
Prior Service Cost	53	53
Actuarial Loss	2,309	2,656
Net Periodic Benefit Cost	3,297	3,223
Capitalized Benefit Cost	(1,187)	(1,239)
Deferred Benefit Cost	(161)	—
Total Net Periodic Benefit Expense	$1,949	$1,984

	Other Postretirement Benefits
	Three Months Ended March 31,
	2016	2015
Service Cost	$230	$327
Interest Cost	653	771
Expected Return on Plan Assets	(776)	(748)
Amortizations:
Prior Service Cost	(86)	152
Actuarial Loss	294	384
Net Periodic Benefit Cost	315	886
Capitalized Benefit Cost	(101)	(256)
Total Net Periodic Benefit Expense	$214	$630

Capitalized benefit costs reflected in the table above relate to SJG’s construction program. Deferred benefit costs relate to SJG's deferral of incremental expense associated with the adoption of new mortality tables effective December 31, 2014 and 2015. Deferred benefit costs are expected to be recovered through rates as part of SJG's next base rate case.

SJI contributed $15.0 million to the pension plans in January 2015. No contributions were made to the pension plans during the three months ended March 31, 2016. SJI does not expect to make any contributions to the pension plans in 2016; however, changes in future investment performance and discount rates may ultimately result in a contribution. Payments related to the unfunded supplemental executive retirement plan (SERP) are expected to approximate $2.3 million in 2016. SJG also has a regulatory obligation to contribute approximately $3.6 million annually to the other postretirement benefit plans’ trusts, less direct costs incurred.

See Note 12 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K for the year ended December 31, 2015, for additional information related to SJI’s pension and other postretirement benefits.

10.	LINES OF CREDIT:

Credit facilities and available liquidity as of March 31, 2016 were as follows (in thousands):

Company	Total Facility	Usage		Available Liquidity	Expiration Date
SJG:
Commercial Paper Program/Revolving Credit Facility	$200,000	$66,900	(A)	$133,100	May 2018
Uncommitted Bank Lines	10,000	—		10,000	August 2016

Total SJG	210,000	66,900		143,100

SJI:

Revolving Credit Facility	400,000	278,000	(B)	122,000	February 2018

Total SJI	400,000	278,000		122,000

Total	$610,000	$344,900		$265,100

(A) Includes letters of credit outstanding in the amount of $2.1 million.
(B) Includes letters of credit outstanding in the amount of $3.3 million.

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary, the SJI facilities can also be used to support SJG’s liquidity needs. Borrowings under these credit facilities are at market rates. The weighted average interest rate on these borrowings, which changes daily, was 1.34% and 0.88% at March 31, 2016 and 2015, respectively. Average borrowings outstanding under these credit facilities, not including letters of credit, during the three months ended March 31, 2016 and 2015 were $394.6 million and $274.1 million, respectively. The maximum amounts outstanding under these credit facilities, not including letters of credit, during the three months ended March 31, 2016 and 2015 were $467.7 million and $329.4 million, respectively.

The SJI and SJG facilities are provided by a syndicate of banks and contain one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreements) to not more than 0.65 to 1, measured at the end of each fiscal quarter. SJI and SJG were in compliance with this covenant as of March 31, 2016.

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

In March 2016, the Company entered into amendments to three separate letter of credit reimbursement agreements in connection with letters of credit that were set to expire on March 15, 2016. The letters of credit are in the aggregate amount of $62.3 million and support three outstanding series of bonds issued by Marina, in the amounts of $16.4 million, $20.0 million and $25.0 million. Each of the three amendments was entered into in connection with the extension of its respective letter of credit until March 15, 2018, and each amendment provides for the Company to reimburse the issuing bank for any draws under the related letter of credit.

11.	COMMITMENTS AND CONTINGENCIES:

GUARANTEES — As part of the Transaction involving the Energenic projects (see Note 3), the Company is relieved of any guarantees from prior periods related to the projects in which it no longer has an ownership interest.

As of March 31, 2016, SJI had issued $6.2 million of parental guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable our subsidiary to market retail natural gas.

COLLECTIVE BARGAINING AGREEMENTS — Unionized personnel represent approximately 45% of our workforce at March 31, 2016. The Company has collective bargaining agreements with two unions that represent these employees: the International Brotherhood of Electrical Workers (IBEW) Local 1293 and the International Association of Machinists and Aerospace Workers (IAM) Local 76.  SJG and SJESP employees represented by the IBEW operate under collective bargaining agreements that run through February 2017. The remaining unionized employees are represented by the IAM and operate under collective bargaining agreements that run through August 2017.

STANDBY LETTERS OF CREDIT — As of March 31, 2016, SJI provided $3.3 million of standby letters of credit through its revolving credit facility to enable SJE to market retail electricity and for various construction and operating activities. SJG provided a $2.1 million letter of credit under its revolving credit facility to support the remediation of environmental conditions at certain locations in SJG's service territory. The Company has also provided $87.5 million of additional letters of credit under separate facilities outside of the revolving credit facilities to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system and to finance Marina's initial thermal plant project.

PENDING LITIGATION — The Company is subject to claims arising in the ordinary course of business and other legal proceedings. The Company has been named in, among other actions, certain gas supply and capacity management contract disputes and certain product liability claims related to our former sand mining subsidiary. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $3.3 million and $3.2 million related to all claims in the aggregate as of March 31, 2016 and December 31, 2015, respectively. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

ENVIRONMENTAL REMEDIATION COSTS — SJI incurred and recorded costs for environmental cleanup of 12 sites where SJG or its predecessors operated gas manufacturing plants. SJG stopped manufacturing gas in the 1950s. SJI and some of its nonutility subsidiaries also recorded costs for environmental cleanup of sites where SJF previously operated a fuel oil business and Morie maintained equipment, fueling stations and storage. There have been no changes to the status of the Company’s environmental remediation efforts since December 31, 2015, as described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K for the year ended December 31, 2015.

12.	DERIVATIVE INSTRUMENTS:

Certain SJI subsidiaries are involved in buying, selling, transporting and storing natural gas and buying and selling retail electricity for their own accounts as well as managing these activities for third parties. These subsidiaries are subject to market risk on expected future purchases and sales due to commodity price fluctuations. The Company uses a variety of derivative instruments to limit this exposure to market risk in accordance with strict corporate guidelines.  These derivative instruments include forward contracts, swap agreements, options contracts and futures contracts. As of March 31, 2016, the Company had outstanding derivative contracts intended to limit the exposure to market risk on 71.9 MMdts (1 MMdts = one million decatherms) of expected future purchases of natural gas, 59.2 MMdts of expected future sales of natural gas, 2.6 MMmwh (1 MMmwh = one million megawatt hours) of expected future purchases of electricity and 2.4 MMmwh of expected future sales of electricity. In addition to these derivative contracts, the Company has basis and index related purchase and sales contracts totaling 169.6 MMdts.  These contracts, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives - Energy Related Assets or Derivatives - Energy Related Liabilities on the condensed consolidated balance sheets. The net unrealized pre-tax gains and losses for these energy-related commodity contracts are included with realized gains and losses in Operating Revenues – Nonutility.

The Company has also entered into interest rate derivatives to hedge exposure to increasing interest rates and the impact of those rates on cash flows of variable-rate debt. These interest rate derivatives, some of which had been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives - Other on the condensed consolidated balance sheets. Hedge accounting has been discontinued for these derivatives. As a result, unrealized gains and losses on these derivatives, that were previously included in Accumulated Other Comprehensive Loss (AOCL) on the condensed consolidated balance sheets, are being recorded in earnings over the remaining life of the derivative. These derivatives are expected to mature in 2026.

As of March 31, 2016, SJI’s active interest rate swaps were as follows:

Notional Amount	Fixed Interest Rate	Start Date	Maturity	Type	Obligor
$14,500,000	3.905%	3/17/2006	1/15/2026	Tax-exempt	Marina
$500,000	3.905%	3/17/2006	1/15/2026	Tax-exempt	Marina
$330,000	3.905%	3/17/2006	1/15/2026	Tax-exempt	Marina
$12,500,000	3.530%	12/1/2006	2/1/2036	Tax-exempt	SJG
$12,500,000	3.430%	12/1/2006	2/1/2036	Tax-exempt	SJG

The fair values of all derivative instruments, as reflected in the condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015, are as follows (in thousands):

Derivatives not designated as hedging instruments under GAAP	March 31, 2016		December 31, 2015
	Assets	Liabilities	Assets	Liabilities
Energy-related commodity contracts:
Derivatives – Energy Related – Current	$57,815	$66,370	$83,093	$90,708
Derivatives – Energy Related – Non-Current	19,489	10,148	16,238	21,697
Interest rate contracts:
Derivatives - Other	—	13,118	—	10,943
Total derivatives not designated as hedging instruments under GAAP	$77,304	$89,636	$99,331	$123,348

Total Derivatives	$77,304	$89,636	$99,331	$123,348

The Company enters into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. The Company presents derivatives at gross fair values on the condensed consolidated balance sheets. As of March 31, 2016 and December 31, 2015, information related to these offsetting arrangements were as follows (in thousands):

As of March 31, 2016
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
Derivatives - Energy Related Assets	$77,304	$—	$77,304	$(15,597)	(A)	$—	$61,707
Derivatives - Energy Related Liabilities	$(76,518)	$—	$(76,518)	$15,597	(B)	$22,020	$(38,901)
Derivatives - Other	$(13,118)	$—	$(13,118)	$—		$—	$(13,118)

As of December 31, 2015
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
Derivatives - Energy Related Assets	$99,331	$—	$99,331	$(35,491)	(A)	$—	$63,840
Derivatives - Energy Related Liabilities	$(112,405)	$—	$(112,405)	$35,491	(B)	$23,045	$(53,869)
Derivatives - Other	$(10,943)	$—	$(10,943)	$—		$—	$(10,943)

(A) The balances at March 31, 2016 and December 31, 2015 were related to derivative liabilities which can be net settled against derivative assets.

(B) The balances at March 31, 2016 and December 31, 2015 were related to derivative assets which can be net settled against derivative liabilities.

The effect of derivative instruments on the condensed consolidated statements of income for the three months ended March 31, 2016 and 2015 are as follows (in thousands):

	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships under GAAP	2016	2015
Interest Rate Contracts:
Losses recognized in AOCL on effective portion	$—	$—
Losses reclassified from AOCL into income (a)	$(86)	$(23)
Gains (losses) recognized in income on ineffective portion (a)	$—	$—

(a) Included in Interest Charges

	Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments under GAAP	2016	2015
Gains (losses) on energy-related commodity contracts (a)	$18,655	$(6,707)
Losses on interest rate contracts (b)	(427)	(298)

Total	$18,228	$(7,005)

(a)  Included in Operating Revenues - Nonutility
(b)  Included in Interest Charges

Net realized loss of $2.8 million and $2.6 million associated with SJG's energy-related financial commodity contracts for the three months ended March 31, 2016 and 2015, respectively, are not included in the above table. These contracts are part of SJG’s regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to, and recoverable through, regulatory riders, any changes in the value of SJG’s energy-related financial commodity contracts are deferred in Regulatory Assets or Liabilities, as applicable, and there is no impact to earnings.

Certain of the Company’s derivative instruments contain provisions that require immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions in the event of a material adverse change in the credit standing of the Company. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on March 31, 2016, is $33.6 million.  If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2016, the Company would have been required to settle the instruments immediately or post collateral to its counterparties of approximately $31.5 million after offsetting asset positions with the same counterparties under master netting arrangements.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of March 31, 2016	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$14,960	$2,945	$12,015	$—
Derivatives – Energy Related Assets (B)	77,304	7,145	15,986	54,173
	$92,264	$10,090	$28,001	$54,173

Liabilities

Derivatives – Energy Related Liabilities (B)	$76,518	$31,858	$3,728	$40,932
Derivatives – Other (C)	13,118	—	13,118	—
	$89,636	$31,858	$16,846	$40,932

As of December 31, 2015	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$14,810	$2,925	$11,885	$—
Derivatives – Energy Related Assets (B)	99,331	16,006	24,730	58,595
	$114,141	$18,931	$36,615	$58,595

Liabilities

Derivatives – Energy Related Liabilities (B)	$112,405	$42,170	$11,008	$59,227
Derivatives – Other (C)	10,943	—	10,943	—
	$123,348	$42,170	$21,951	$59,227

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

The following table provides quantitative information regarding significant unobservable inputs in Level 3 fair value measurements (in thousands):

Type	Fair Value at March 31, 2016		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$27,715	$15,874	Discounted Cash Flow	Forward price (per dt)	$1.03 - $8.92 [$1.93]	(A)
Forward Contract - Electric	$26,458	$25,058	Discounted Cash Flow	Fixed electric load profile (on-peak)	8.47% - 100.00% [56.83%]	(B)
				Fixed electric load profile (off-peak)	0.00% - 91.53% [43.17%]	(B)

Type	Fair Value at December 31, 2015		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$29,459	$31,733	Discounted Cash Flow	Forward price (per dt)	$(0.77) - $10.00 [$(2.15)]	(A)
Forward Contract - Electric	$29,136	$27,494	Discounted Cash Flow	Fixed electric load profile (on-peak)	8.47% - 100.00% [56.20%]	(B)
				Fixed electric load profile (off-peak)	0.00% - 91.53% [43.80%]	(B)

(A) Represents the range, along with the weighted average, of forward prices for the sale and purchase of natural gas.

(B) Represents the range, along with the weighted average, of the percentage of contracted usage that is loaded during on-peak hours versus off-peak.

The changes in fair value measurements of Derivatives – Energy Related Assets and Liabilities for the three months ended March 31, 2016 and 2015, using significant unobservable inputs (Level 3), are as follows (in thousands):

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Balance at beginning of period	$(632)	$(5,608)
Other changes in fair value from continuing and new contracts, net	10,015	(16,438)
Settlements	3,858	4,735

Balance at end of period	$13,241	$(17,311)

Total gains included in earnings for the three months ended March 31, 2016 that are attributable to the change in unrealized gains relating to those assets and liabilities included in Level 3 still held as of March 31, 2016, are $10.0 million.  These gains are included in Operating Revenues-Nonutility on the condensed consolidated statements of income.

14.	LONG-TERM DEBT:

In January 2016, the Company paid $12.7 million to retire outstanding debt for ACB.

In January 2016, SJG issued $61.0 million of long-term debt at an average interest rate of 1.37% under a $200.0 million aggregate syndicated bank term facility. The facility is now fully drawn. The total outstanding amount under this facility as of March 31, 2016 is $200.0 million.

The Company did not issue or retire any other long-term debt during the three months ended March 31, 2016.

15.	ACCUMULATED OTHER COMPREHENSIVE LOSS:

The following tables summarize the changes in accumulated other comprehensive loss (AOCL) for the three months ended March 31, 2016 (in thousands):

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Other Comprehensive Income (Loss) of Affiliated Companies	Total
Balance at January 1, 2016 (a)	$(22,145)	$(2,129)	$(128)	$(97)	$(24,499)
Other comprehensive loss before reclassifications	—	—	63	—	63
Amounts reclassified from AOCL (b)	—	51	(14)	—	37
Net current period other comprehensive income (loss)	—	51	49	—	100
Balance at March 31, 2016 (a)	$(22,145)	$(2,078)	$(79)	$(97)	$(24,399)

(a) Determined using a combined average statutory tax rate of 40%.

(b) See table below.

The following table provides details about reclassifications out of AOCL for the three months ended March 31, 2016:

	Amounts Reclassified from AOCL (in thousands)	Affected Line Item in the Condensed Consolidated Statements of Income
	Three Months Ended March 31, 2016
Unrealized Gain on Derivatives-Other - interest rate contracts designated as cash flow hedges	$86	Interest Charges
Income Taxes	(35)	Income Taxes (a)
	$51

Unrealized Loss on Available-for-Sale Securities	$(25)	Other Income
Income Taxes	11	Income Taxes (a)
	$(14)

Losses from reclassifications for the period net of tax	$37

(a) Determined using a combined average statutory tax rate of 40%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Risk Factors — This Quarterly Report, including information incorporated by reference, contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.
All statements other than statements of historical fact, including statements regarding future results of operations or financial position, expected sources of incremental margin, strategy, financing needs, future capital expenditures and the outcome or effect of ongoing litigation, are forward-looking. This Quarterly Report uses words such as "anticipate," "believe," "expect," "estimate," "forecast," "goal," "intend," "objective," "plan," "project," "seek," "strategy," "target," "will" and similar expressions to identify forward-looking statements. These forward-looking statements are based on the beliefs and assumptions of management at the time that these statements were made and are inherently uncertain. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. These risks and uncertainties include, but are not limited to, general economic conditions on an international, national, state and local level; weather conditions in SJI’s marketing areas; changes in commodity costs; changes in the availability of natural gas; “non-routine” or “extraordinary” disruptions in SJI’s distribution system; regulatory, legislative and court decisions; competition; the availability and cost of capital; costs and effects of legal proceedings and environmental liabilities; the failure of customers, suppliers or business partners to fulfill their contractual obligations; and changes in business strategies.
These risks and uncertainties, as well as other risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements, are described in greater detail under the heading “Item 1A. Risk factors” in this Quarterly Report and in SJI’s Annual Report on Form 10-K for the year ended December 31, 2015 and in any other SEC filings incorporated by reference into this Quarterly Report. No assurance can be given that any goal or plan set forth in any forward-looking statement can or will be achieved, and readers are cautioned not to place undue reliance on such statements, which speak only as of the date they are made. SJI undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Critical Accounting Policies — Estimates and Assumptions — Management must make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related disclosures. Actual results could differ from those estimates. Five types of transactions presented in our condensed consolidated financial statements require a significant amount of judgment and estimation. These relate to regulatory accounting, derivatives, environmental remediation costs, pension and other postretirement employee benefit costs, and revenue recognition. A discussion of these estimates and assumptions may be found in SJI's Annual Report on Form 10-K for the year ended December 31, 2015.

New Accounting Pronouncements — See detailed discussions concerning New Accounting Pronouncements and their impact on SJI in Note 1 to the condensed consolidated financial statements.

Regulatory Actions — Other than the changes discussed in Note 7 to the condensed consolidated financial statements, there have been no significant regulatory actions since December 31, 2015. See detailed discussion concerning Regulatory Actions in Note 10 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K for the year ended December 31, 2015.

Environmental Remediation —There have been no significant changes to the status of the Company’s environmental remediation efforts since December 31, 2015. See detailed discussion concerning Environmental Remediation Costs in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K for the year ended December 31, 2015.

RESULTS OF OPERATIONS:

SJI operates in several different reportable operating segments. These segments are as follows:

•	Gas utility operations (SJG) consist primarily of natural gas distribution to residential, commercial and industrial customers.

•	Wholesale energy operations include the activities of South Jersey Resources Group, LLC (SJRG) and South Jersey Exploration, LLC (SJEX).

•	South Jersey Energy Company (SJE) is involved in both retail gas and retail electric activities.

◦	Retail gas and other operations include natural gas acquisition and transportation service business lines.

◦	Retail electric operations consist of electricity acquisition and transportation to commercial, industrial and residential customers.

•
On-site energy production consists of Marina Energy, LLC (Marina's) thermal energy facility and other energy-related projects. Also included in this segment are the activities of ACB Energy Partners, LLC (ACB), AC Landfill Energy, LLC (ACLE), BC Landfill Energy, LLC (BCLE), SC Landfill Energy, LLC (SCLE), SX Landfill Energy, LLC (SXLE), MCS Energy Partners, LLC (MCS), NBS Energy Partners, LLC (NBS) and SBS Energy Partners, LLC (SBS). These entities became wholly-owned subsidiaries of Marina on December 31, 2015 (see Note 3 to the condensed consolidated financial statements).

•	Appliance service operations includes South Jersey Energy Service Plus, LLC (SJESP’s) servicing of appliances under warranty via a subcontractor arrangement as well as on a time and materials basis.

•
SJI Midstream, LLC (Midstream) was formed in 2014 to invest in infrastructure and other midstream projects, including a current project to build a 100-mile natural gas pipeline in Pennsylvania and New Jersey. The activities of Midstream are a part of the Corporate and Services segment.

SJI groups its nonutility operations into two categories: Energy Group and Energy Services. Energy Group includes wholesale energy, retail gas and other, and retail electric operations. Energy Services includes on-site energy production and appliance service operations.

SJI's net income for the three months ended March 31, 2016 increased $14.5 million to $68.1 million compared with the same period in 2015, primarily as a result of the following:

•
The net income contribution from the wholesale energy operations at SJRG for the three months ended March 31, 2016 increased $23.4 million to $23.5 million due primarily to an approximately $16.7 million increase resulting from the change in unrealized gains and losses on derivatives used by the wholesale energy operations to mitigate natural gas commodity price risk as discussed under "Operating Revenues - Energy Group" below, along with an approximately $6.8 million increase related to additional capacity, as discussed under "Gross Margin - Energy Group" below.

•
The net income contribution from on-site energy production at Marina for the three months ended March 31, 2016 decreased $7.6 million to $0.1 million due primarily to a projected decrease in the investment tax credits available on renewable energy facilities as compared to the same period in 2015. This reduction is consistent with the previously announced strategy of substantially reducing investment tax credits from solar development in 2016.

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

The types of transactions that cause the most significant volatility in operating results are as follows:

•
The wholesale energy operations at SJRG purchases and holds natural gas in storage and maintains capacity on interstate pipelines to earn profit margins in the future. The wholesale energy operations utilize derivatives to mitigate commodity price risk in order to substantially lock-in the profit margin that will ultimately be realized. However, both gas stored in inventory and pipeline capacity are not considered derivatives and are not subject to fair value accounting. Conversely, the derivatives used to reduce the risk associated with a change in the value of the inventory and pipeline capacity are accounted for at fair value, with changes in fair value recorded in operating results in the period of change. As a result, earnings are subject to volatility as the market price of derivatives change, even when the underlying hedged value of the inventory and pipeline capacity are unchanged. Additionally, volatility in earnings is created when realized gains and losses on derivatives used to mitigate commodity price risk on expected future purchases of gas injected into storage are recognized in earnings when the derivatives settle, but the cost of the related gas in storage is not recognized in earnings until the period of withdrawal. This volatility can be significant from period to period. Over time, gains or losses on the sale of gas in storage, as well as use of capacity, will be offset by losses or gains on the derivatives, resulting in the realization of the profit margin expected when the transactions were initiated.

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

We define Economic Earnings as: Income from continuing operations, (a) less the change in unrealized gains and plus the change in unrealized losses, as applicable and in each case after tax, on all derivative transactions; (b) less realized gains and plus realized losses, as applicable and in each case after tax, on all commodity derivative transactions attributed to expected purchases of gas in storage to match the recognition of these gains and losses with the recognition of the related cost of the gas in storage in the period of withdrawal; and (c) less the impact of transactions or contractual arrangements where the true economic impact will be realized in a future period. With respect to the third part of the definition of Economic Earnings:

•
For the three months ended March 31, 2016 and 2015, Economic Earnings includes additional depreciation expense on a solar generating facility. During 2012, an impairment charge was recorded within Income from Continuing Operations on a solar generating facility which reduced its depreciable basis and recurring depreciation expense. This impairment charge was excluded from Economic Earnings and, therefore, the related reduction in depreciation expense is being added back.

•
For the three months ended March 31, 2015, Economic Earnings excludes a $0.7 million loss (net of tax) from affiliated companies. This adjustment is the result of a reserve for uncollectible accounts recorded by an Energenic subsidiary that owned and operated a central energy center and energy distribution system for a hotel, casino and entertainment complex in Atlantic City, New Jersey (see Note 5 to the condensed consolidated financial statements). This charge was excluded from Economic Earnings as the total economic impact of the proceedings had not been realized as of March 31, 2015.

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

Economic Earnings for the three months ended March 31, 2016 decreased $1.9 million to $57.0 million compared with the same period in 2015 primarily as a result of the following:

•
The income contribution from on-site energy production at Marina for the three months ended March 31, 2016 decreased $8.2 million to $0.3 million due primarily to a projected decrease in the investment tax credits available on renewable energy facilities as compared to the same period in 2015. This reduction is consistent with the previously announced strategy of substantially reducing investment tax credits from solar development in 2016.

•
The income contribution from the wholesale energy operations at SJRG for the three months ended March 31, 2016 increased $6.8 million to $11.8 million due primarily to additional capacity, as discussed under "Gross Margin - Energy Group" below.

The following table presents a reconciliation of our income from continuing operations and earnings per share from continuing operations to Economic Earnings and Economic Earnings per share for the three months ended March 31 (in thousands except per share data):

	Three Months Ended March 31,
	2016	2015
Income from Continuing Operations	$68,187	$53,853
Minus/Plus:
Unrealized Mark-to-Market (Gains) Losses on Derivatives	(11,167)	4,310
Realized Losses on Inventory Injection Hedges	2	30
Net Loss from Affiliated Companies (A)	—	742
Other (B)	(25)	(25)
Economic Earnings	$56,997	$58,910

Earnings per Share from Continuing Operations (C)	$0.95	$0.79
Minus/Plus:
Unrealized Mark-to-Market (Gains) Losses on Derivatives	(0.15)	0.06
Net Loss from Affiliated Companies (A)	—	0.01
Economic Earnings per Share	$0.80	$0.86

The effect of derivative instruments not designated as hedging instruments under GAAP in the condensed consolidated statements of income (see Note 12 to the condensed consolidated financial statements) is as follows (gains (losses) in thousands):

	Three Months Ended March 31,
	2016	2015
Gains (losses) on energy related commodity contracts	$18,655	$(6,707)
Losses on interest rate contracts	(427)	(298)
Total before income taxes	18,228	(7,005)
Income taxes (D)	(7,291)	2,802
Total after income taxes	10,937	(4,203)
Unrealized mark-to-market gains (losses) on derivatives held by affiliated companies, net of tax (D)	230	(107)
Total unrealized mark-to-market gains (losses) on derivatives	11,167	(4,310)
Realized losses on inventory injection hedges, net of tax (D)	(2)	(30)
Net Loss from Affiliated Companies (A)	—	(742)
Other (B)	25	25
Total reconciling items between income (losses) from continuing operations and economic earnings	$11,190	$(5,057)

(A) Resulting from a reserve for uncollectible accounts recorded by an Energenic subsidiary that owned and operated a central energy center and energy distribution system for a hotel, casino and entertainment complex in Atlantic City, New Jersey (see Note 5 to the condensed consolidated financial statements). This charge was excluded from Economic Earnings as the total economic impact of the proceedings had not been realized as of March 31, 2015.

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

(C) All per share amounts were adjusted for the 2-for-1 stock split, effected in the form of a stock dividend, effective on May 8, 2015. See Note 1 to the condensed consolidated financial statements.

(D) Determined using a combined average statutory tax rate of 40%.

The following tables summarize the composition of selected gas utility operations data for the three months ended March 31 (in thousands, except for degree day data):

	Three Months Ended March 31,
	2016	2015
Utility Throughput – decatherms (dt):
Firm Sales -
Residential	11,138	14,754
Commercial	2,183	3,678
Industrial	152	228
Cogeneration & Electric Generation	194	94
Firm Transportation -
Residential	1,008	1,527
Commercial	2,823	3,405
Industrial	3,053	2,948
Cogeneration & Electric Generation	1,479	1,368

Total Firm Throughput	22,030	28,002

Interruptible Sales	2	3
Interruptible Transportation	375	333
Off-System Sales	5,050	4,464
Capacity Release	16,151	15,045

Total Throughput - Utility	43,608	47,847

	Three Months Ended March 31,
	2016	2015
Utility Operating Revenues:
Firm Sales -
Residential	$117,782	$170,209
Commercial	22,145	37,409
Industrial	1,378	2,687
Cogeneration & Electric Generation	746	805
Firm Transportation -
Residential	6,493	8,477
Commercial	12,478	13,761
Industrial	5,330	6,331
Cogeneration & Electric Generation	1,509	1,908

Total Firm Revenues	167,861	241,587

	Three Months Ended March 31,
	2016	2015
Interruptible Sales	18	56
Interruptible Transportation	332	410
Off-System Sales	13,488	23,988
Capacity Release	5,815	1,308
Other	252	309
	187,766	267,658
Less: Intercompany Sales	(4,097)	(1,128)
Total Utility Operating Revenues	183,669	266,530
Less:
Cost of Sales - Utility (Excluding depreciation)	65,206	144,974
Conservation Recoveries*	5,101	12,263
RAC Recoveries*	2,298	2,281
EET Recoveries*	799	1,049
Revenue Taxes	361	579
Utility Margin**	$109,904	$105,384

Margin:
Residential	$71,278	$90,684
Commercial and Industrial	25,229	32,714
Cogeneration and Electric Generation	1,313	1,193
Interruptible	21	55
Off-System Sales & Capacity Release	1,681	1,571
Other Revenues	251	308
Margin Before Weather Normalization & Decoupling	99,773	126,525
CIP Mechanism	9,263	(21,581)
EET Mechanism	868	440
Utility Margin**	$109,904	$105,384

Degree Days:	2,216	2,925

*Represents expenses for which there is a corresponding credit in operating revenues.  Therefore, such recoveries have no impact on SJG's financial results.
**Utility Margin is further defined under the caption "Margin - Gas Utility Operations" below.

Throughput - Gas Utility Operations - Total gas throughput decreased by 4.2 MMdts during the three months ended March 31, 2016 compared to the same period in 2015. The primary reason for the decrease was warm weather that was 24.2% warmer during the first quarter of 2016, which lowered firm throughput by 6.0 MMths, or 21.3%, compared to the same period in 2015. The negative impact of weather on firm throughput was partially offset by the addition of 6,597 customers, a 1.8% increase compared with the same period in 2015.

Partially offsetting the decrease in firm throughput were increases in both Off-System sales (OSS) and capacity release, which increased 0.6 MMdts and 1.1 MMdts, respectively. Warmer than normal weather created less demand in SJG’s service territory and more supply available for OSS and capacity release activity.

Conservation Incentive Program (CIP) - Gas Utility Operations - The effects of the CIP on net income of the gas utility operations for the three months ended March 31, 2016 and 2015 and the associated weather comparisons are as follows ($’s in millions):

	Three Months Ended March 31,
	2016	2015
Net Income Impact:
CIP – Weather Related	$3.3	$(8.6)
CIP – Usage Related	2.2	(4.2)
Total Net Income Impact	$5.5	$(12.8)

Weather Compared to 20-Year Average	9.9% Warmer	20.7% Colder
Weather Compared to Prior Year	24.2% Warmer	5.0% Colder

Operating Revenues  - Gas Utility Operations - Revenues decreased $82.9 million, or 31.1%, for the three months ended March 31, 2016, compared with the same period in 2015, after eliminating intercompany transactions.

Total firm revenue was $73.7 million lower during the three months ended March 31, 2016, compared to the same period last year, due to several factors. Firm throughput was significantly lower during the first quarter of 2016, compared to the first quarter of last year, as discussed above under “Throughput - Gas Utility Operations.” The impact of this reduction in throughput lowered SJG’s recovery of natural gas costs through its Basic Gas Supply Service (“BGSS”) mechanism by $39.5 million. In addition, SJG reduced its BGSS rate effective October 1, 2015 by 18.6%, further reducing revenue by $17.3 million during the first quarter of 2016. Finally, SJG provided a $20.0 million BGSS bill credit to its residential and small commercial customers in January 2016, of which $18.7 million reduced revenue for the first quarter of 2016, after consideration for sales tax. While changes in gas costs and BGSS recoveries/refunds fluctuate from period to period, SJG does not profit from the sale of the commodity. Therefore, fluctuations in Utility Operating Revenue and Cost of Sales, such as those discussed above, did not have an impact on SJG’s profitability.

Despite the increase in OSS discussed above under “Throughput - Gas Utility Operations", a 50% reduction in unit prices resulted in a net decrease of $10.5 million in OSS revenues during the three months ended March 31, 2016 compared with the same period in 2015. Capacity release revenue increased $4.5 million as a result of specific releases to Transco Zone 5 at a relatively high value, which did not occur during the first quarter of 2015. However, the impact of changes in OSS and capacity release activity do not have a material impact on the earnings of SJG, as SJG is required to return 85% of the profits of such activity to its ratepayers. Earnings from OSS and capacity release can be seen in the “Margin” table above.

Operating Revenues - Energy Group -  Combined revenues for Energy Group, net of intercompany transactions, increased $30.4 million, or 29.9%, to $132.4 million for the three months ended March 31, 2016, compared with the same period in 2015.

Revenues from retail gas operations at SJE, net of intercompany transactions, decreased $8.3 million, or 21.7%, for the three months ended March 31, 2016, compared with the same period in 2015. Excluding the change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $1.5 million, revenues decreased $6.8 million, or 18.4%, for the three months ended March 31, 2016, compared with the same period in 2015.

A summary of SJE's retail gas revenue is as follows (in millions):

	Three Months Ended March 31,
	2016	2015	Change
SJE Retail Gas Revenue	$29.6	$37.9	$(8.3)
Add: Unrealized Losses (Subtract: Unrealized Gains)	0.2	(1.3)	1.5
SJE Retail Gas Revenue, Excluding Unrealized Losses (Gains)	$29.8	$36.6	$(6.8)

The decrease in revenues for the three months ended March 31, 2016, compared with the same period in 2015 was mainly due to a 57.1% decrease in the average monthly New York Mercantile Exchange (NYMEX) settle price.

Revenues from retail electric operations at SJE, net of intercompany transactions, increased $9.5 million, or 32.9%, for the three months ended March 31, 2016, compared with the same period in 2015. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $0.1 million, revenues increased $9.6 million, or 33.5%, for the three months ended March 31, 2016, compared with the same period in 2015.

A summary of revenues from retail electric operations at SJE is as follows (in millions):

	Three Months Ended March 31,
	2016	2015	Change
SJE Retail Electric Revenue	$38.4	$28.9	$9.5
Add: Unrealized Losses (Subtract: Unrealized Gains)	0.2	0.1	0.1
SJE Retail Electric Revenue, Excluding Unrealized Losses (Gains)	$38.6	$29.0	$9.6

The increase in revenues from retail electric operations at SJE, as defined above, for the three months ended March 31, 2016, compared with the same period in 2015, was mainly due to a 48.6% increase in sales volumes, partially offset by a 22.7% decrease in the average monthly sales price, which was driven by a lower average Locational Marginal Price (LMP) per megawatt hour. SJE uses forward financial contracts to mitigate commodity price risk on fixed price electric contracts. In accordance with GAAP, the forward financial contracts are recorded at fair value, with changes in fair value recorded in earnings in the period of change. The related customer contracts are not considered derivatives and, therefore, are not recorded in earnings until the electricity is delivered. As a result, earnings are subject to volatility as the market price of the forward financial contracts change, even when the underlying hedged value of the customer contract is unchanged. Over time, gains or losses on the sale of the fixed price electric under contract will be offset by losses or gains on the forward financial contracts, resulting in the realization of the profit margin expected when the transactions were initiated. The retail electric operations at SJE serve both fixed and market-priced customers.

Revenues from wholesale energy operations at SJRG, net of intercompany transactions, increased $29.9 million for the three months ended March 31, 2016, compared with the same period in 2015. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $(27.0) million and adjusting for the change in realized gains and losses on all hedges attributed to inventory injection transactions of $(0.1) million to align them with the related cost of inventory in the period of withdrawal, revenues from the wholesale energy operations at SJRG increased $2.8 million for the three months ended March 31, 2016, compared with the same period in 2015.

A summary of revenues from wholesale energy operations at SJRG is as follows (in millions):

	Three Months Ended March 31,
	2016	2015	Change
SJRG Revenue	$65.1	$35.2	$29.9
Add: Unrealized Losses (Subtract: Unrealized Gains)	(19.1)	7.9	(27.0)
Add: Realized Losses (Subtract: Realized Gains) on Inventory Injection Hedges	—	0.1	(0.1)
SJRG Revenue, Excluding Unrealized Losses (Gains) and Realized Losses (Gains) on Inventory Injection Hedges	$46.0	$43.2	$2.8

The increase in revenues from the wholesale energy operations at SJRG, as defined above, for the three months ended March 31, 2016, compared with the same period in 2015, was due mainly to additional capacity and revenues earned on gas supply contracts with two electric generation facilities, partially offset by a 57.1% decrease in the average monthly NYMEX settle price. As discussed in Note 1 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K for the year ended December 31, 2015, revenues and expenses related to the energy trading activities of the wholesale energy operations at SJRG are presented on a net basis in Operating Revenues – Nonutility on the condensed consolidated income statement.

Operating Revenues - Energy Services -  Combined revenues for Energy Services, net of intercompany transactions, increased $2.5 million, or 17.5%, to $17.0 million for the three months ended March 31, 2016, compared with the same period in 2015.
Revenues from on-site energy production at Marina, net of intercompany transactions, increased $3.0 million, or 24.7%, to $15.2 million for the three months ended March 31, 2016, compared with the same period in 2015 primarily due to higher prices on solar renewable energy credits (SRECs) compared to the previous year, along with the revenues earned at several entities that became wholly owned by Marina as of December 31, 2015 (see Note 3 to the condensed consolidated financial statements).

Revenues from appliance service operations at SJESP, net of intercompany transactions, did not change significantly for the three months ended March 31, 2016, compared with the same period in 2015.

Margin - Gas Utility Operations - Total margin increased $4.5 million, or 4.3%, for the three months ended March 31, 2016, compared with the same period in 2015. The rolling into base rates of Storm Hardening and Reliability Program (SHARP) investments of approximately $36.6 million on October 1, 2015 contributed approximately $2.0 million of additional margin in the first quarter of 2016 compared with 2015. In addition, SJG added 6,597 customers over the 12-month period ended March 31, 2016, contributing approximately $2.1 million in additional margin during the three months ended March 31, 2016, compared with the same period of 2015.

The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. As reflected in the margin and CIP tables above, the CIP mechanism protected $9.3 million, or $5.5 million after taxes, of margin for the three months ended March 31, 2016 that would have been lost due to weather that was warmer than average and lower customer usage. The CIP mechanism reduced margin by $21.6 million, or $12.8 million after taxes, for the three months ended March 31, 2015, primarily due to weather that was much colder than normal.

Gross Margin - Nonutility -  Gross margin for the nonutility businesses is defined as revenue less all costs that are directly related to the production, sale and delivery of the Company’s products and services. These costs primarily include natural gas and electric commodity costs as well as certain payroll and related benefits. On the statements of condensed consolidated income, revenue is reflected in Operating Revenues - Nonutility and the costs are reflected in Cost of Sales - Nonutility. As discussed in Note 16 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K for the year ended December 31, 2015, revenues and expenses related to the energy trading activities of the wholesale energy operations at SJRG are presented on a net basis in Operating Revenues - Nonutility on the condensed consolidated income statement.

Gross Margin - Energy Group - For the three months ended March 31, 2016, combined gross margins for Energy Group increased $35.7 million to $44.5 million compared with the same period in 2015. These changes were primarily due to the following:

•
Gross margin from SJE’s retail gas and other operations decreased $3.0 million to $1.3 million for the three months ended March 31, 2016, compared with the same period in 2015. Excluding the change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $1.5 million, gross margin decreased $1.5 million for the three months ended March 31, 2016, compared with the same period in 2015. Excluding the impact of the unrealized gains/losses discussed above, gross margin as a percentage of Operating Revenues decreased 3.2 percentage points for the three months ended March 31, 2016, compared with the same period in 2015. These three-month comparative period decreases are mainly due to warmer weather conditions in the first quarter of 2016 compared to the same period in 2015.

•	Gross margin from SJE’s retail electric operations did not change significantly for the three months ended March 31, 2016, compared with the same period in 2015.

•
Gross margin from the wholesale energy operations at SJRG increased $38.5 million to $42.0 million for the three months ended March 31, 2016, compared with the same period in 2015. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $(27.0) million and adjusting for the change in realized gains and losses on all hedges attributed to inventory injection transactions of $(0.1) million to align them with the related cost of inventory in the period of withdrawal as discussed above, gross margin for the wholesale energy operations at SJRG increased $11.4 million for the three months ended March 31, 2016, compared with the same period in 2015. The increase in gross margin for the three months ended March 31, 2016, compared with the same period in 2015, was due mainly to additional capacity.

The wholesale energy operations at SJRG expect to continue to add incremental margin from marketing and related opportunities in the Marcellus region, capitalizing on its established presence in the area. Future margins could fluctuate significantly due to the volatile nature of wholesale gas prices. As of March 31, 2016, the wholesale energy operations had 9.2 Bcf of storage and 365,128 dts/day of transportation under contract.

Gross Margin - Energy Services - For the three months ended March 31, 2016, combined gross margins for Energy Services increased $6.2 million to $17.0 million compared with the same period in 2015. These changes were primarily due to the following:

•
Gross margin from on-site energy production at Marina increased $6.4 million to $16.1 million for the three months ended March 31, 2016, compared with the same period in 2015. Gross margin as a percentage of Operating Revenues increased 26.1 percentage points for the three months ended March 31, 2016, compared with the same period in 2015. These increases are mainly due to several new higher margin renewable energy projects that began operations over the past twelve months, along with higher prices on SRECs compared to the previous year. Also contributing to the increase were margins earned at several entities that became wholly owned by Marina as of December 31, 2015 (see Note 3 to the condensed consolidated financial statements).

•	Gross margin from appliance service operations at SJESP did not change significantly for the three months ended March 31, 2016, compared with the same period in 2015.

Operating Expenses - A summary of net changes in operations expense for the three months ended March 31, follows (in thousands):

Three Months Ended March 31, 2016 vs. 2015
Gas Utility Operations	$(7,289)
Nonutility:
Energy Group:
Wholesale Energy Operations	391
Retail Gas and Other Operations	197
Retail Electric Operations	25
Subtotal Energy Group	613
Energy Services:
On-Site Energy Production	3,834
Appliance Service Operations	(210)
Subtotal Energy Services	3,624
Total Nonutility	4,237
Intercompany Eliminations and Other	(12)
Total Operations Expense	$(3,064)

Operations - Gas utility operations expense decreased $7.3 million for the three months ended March 31, 2016, compared with the same period in 2015.  The decrease primarily resulted from the operation of SJG's New Jersey Clean Energy Program and Energy Efficiency Programs, which experienced a net decrease of $7.4 million. Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting decrease in revenue during the three months ended March 31, 2016, compared with the same period in the prior year. This was due to a reduction in the approved rates used to recover such costs, as well as lower recoveries resulting from warmer weather during the first quarter of 2016, as previously discussed.

Nonutility operations expense increased $4.2 million for the three months ended March 31, 2016, compared with the same period in 2015, primarily due to additional personnel, governance and compliance costs incurred to support continued growth.

Maintenance - The change in maintenance expense for the three months ended March 31, 2016, compared with the same period in 2015, was not significant.

Depreciation - Depreciation increased $3.9 million for the three months ended March 31, 2016, compared with the same period in 2015, due primarily to the increased investment in property, plant and equipment by the gas utility operations of SJG and on-site energy production at Marina.

Energy and Other Taxes - The change in energy and other taxes for the three months ended March 31, 2016, compared with the same period in 2015, was not significant.

Other Income and Expense - The change in other income and expense for the three months ended March 31, 2016, compared with the same period in 2015, was not significant.

Interest Charges – Interest charges increased $0.6 million for the three months ended March 31, 2016, compared with the same period in 2015, primarily due to higher amounts of long-term debt outstanding at SJI and SJG, partially offset by higher capitalization of interest costs on construction at the gas utility operations of SJG during 2016. This was a result of accumulating capital investments under SJG's Accelerated Infrastructure Replacement Program (AIRP). AIRP investments are approved by the BPU to accrue interest on construction until such time they are rolled into base rates.

Income Taxes – Income tax expense increased $22.7 million for the three months ended March 31, 2016, compared with the same period in 2015, due primarily to higher income before income taxes along with a higher effective tax rate due to a projected decrease in the investment tax credits available on renewable energy facilities at Marina.

Equity in Earnings of Affiliated Companies – The decrease in equity in earnings of affiliated companies for the three months ended March 31, 2016, compared with the same period in 2015, was not significant.

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

Cash Flows from Operating Activities — Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $98.1 million and $34.9 million in the first three months of 2016 and 2015, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries.  Operating activities in the first three months of 2016 produced more net cash than the same period in 2015 primarily due to improvements in working capital as a result of lower payments for gas purchases driven by the warmer weather experienced during the 2015-2016 winter. Also, SJI did not make a pension contribution this year as compared with last year. In 2015, SJI made a $15.0 million pension contribution as a result of a decline in the discount rate and new mortality tables released at the end of 2014, both of which negatively impacted the funding status of the pension plans. The Company strives to keep its pension plans fully funded. When factors such as lesser than expected asset performance and/or declining discount rates negatively impact the funding status of the plans, the Company increases its contributions to supplant that funding shortfall.

Cash Flows from Investing Activities — SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. Net cash outflows from investing activities, which are primarily construction projects, for the first three months of 2016 and 2015 amounted to $59.2 million and $60.5 million, respectively. We estimate the net cash outflows for investing activities for fiscal years 2016, 2017 and 2018 at SJI to be approximately $289.6 million, $398.3 million and $238.0 million, respectively. The high level of investing activities for 2016, 2017 and 2018 is due to a combination of the accelerated infrastructure investment programs and a major pipeline project to support an electric generation facility, both at SJG.  Also contributing to the high level of investing activities are SJI Midstream investments in 2016 through 2018 and limited solar projects at Marina in 2016 . The Company expects to use short-term borrowings under lines of credit from commercial banks and the commercial paper program to finance these investing activities as incurred. From time to time, the Company may refinance the short-term debt with long-term debt.

In support of its risk management activities, the Company is required to maintain margin accounts with selected counterparties as collateral for its forward contracts, swap agreements, options contracts and futures contracts. These margin accounts are included in Restricted Investments or Margin Account Liability, depending upon the value of the related contracts (the change in the Margin Account Liability is reflected in cash flows from Operating Activities) on the condensed consolidated balance sheets. The required amount of restricted investments changes on a daily basis due to fluctuations in the market value of the related outstanding contracts and is difficult to predict. Margin posted by the Company decreased by $8.9 million in the first three months of 2016, compared with a decrease of $4.8 million in the same period of 2015.

During the first three months of 2016 and 2015, the Company made net investments in unconsolidated affiliates of $1.5 million and $1.7 million, respectively.

Cash Flows from Financing Activities — Short-term borrowings from the commercial paper program and lines of credit from commercial banks are used to supplement cash flows from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, short-term debt incurred to finance capital expenditures is refinanced with long-term debt.

Credit facilities and available liquidity as of March 31, 2016 were as follows (in thousands):

Company	Total Facility	Usage		Available Liquidity	Expiration Date
SJG:
Commercial Paper Program/Revolving Credit Facility	$200,000	$66,900	(A)	$133,100	May 2018
Uncommitted Bank Lines	10,000	—		10,000	August 2016

Total SJG	210,000	66,900		143,100

SJI:

Revolving Credit Facility	400,000	278,000	(B)	122,000	February 2018

Total SJI	400,000	278,000		122,000

Total	$610,000	$344,900		$265,100

(A) Includes letters of credit outstanding in the amount of $2.1 million.
(B) Includes letters of credit outstanding in the amount of $3.3 million.

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary the SJI facilities can also be used to support SJG’s liquidity needs. All committed facilities contain one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreements), measured on a quarterly basis. SJI and SJG were in compliance with these covenants as of March 31, 2016. Borrowings under these credit facilities are at market rates. The weighted average interest rate on these borrowings, which changes daily, was 1.34% and 0.88% at March 31, 2016 and 2015, respectively.  Average borrowings outstanding under these credit facilities, not including letters of credit, during the three months ended March 31, 2016 and 2015 were $394.6 million and $274.1 million, respectively. The maximum amounts outstanding under these credit facilities, not including letters of credit, during the three months ended March 31, 2016 and 2015 were $467.7 million and $329.4 million, respectively. Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business’ future liquidity needs.

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

In January 2016, the Company paid $12.7 million to retire outstanding debt of ACB.

In January 2016, SJG issued $61.0 million of long-term debt under a $200.0 million aggregate syndicated bank term facility. The facility is now fully drawn. The total outstanding amount under this facility as of March 31, 2016 is $200.0 million.

SJI raises equity capital through its Dividend Reinvestment Plan (DRP). Shares of common stock offered by the DRP have been issued directly by SJI from its authorized but unissued shares of common stock. SJI raised $5.6 million and $1.9 million of equity capital through the DRP during the three months ended March 31, 2016 and 2015, respectively.

SJI’s capital structure was as follows:

	As of March 31, 2016	As of December 31, 2015	(A)
Equity	43.6%	41.6%
Long-Term Debt	42.9%	41.1%
Short-Term Debt	13.5%	17.3%
Total	100.0%	100.0%
(A) Certain reclassifications have been made to the prior period condensed consolidated balance sheets to conform to the current period presentation, causing the amounts as of December 31, 2015 to be adjusted. See Note 1 to the condensed consolidated financial statements.

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

COMMITMENTS AND CONTINGENCIES:

Environmental Remediation - Costs for remediation projects, net of recoveries from ratepayers, for the first three months of 2016 and 2015 amounted to net cash outflows of $7.3 million and $1.2 million, respectively. Total net cash outflows for remediation projects are expected to be $34.7 million, $34.0 million and $4.7 million for 2016, 2017 and 2018, respectively.  As discussed in Notes 10 and 15 to the Consolidated Financial Statements in Item 8 of SJI’s 10-K for the year ended December 31, 2015, certain environmental costs are subject to recovery from and ratepayers.

Standby Letters of Credit - As of March 31, 2016, SJI provided $3.3 million of standby letters of credit through its revolving credit facility to enable SJE to market retail electricity and for various construction and operating activities. SJG provided a $2.1 million letter of credit under its revolving credit facility to support the remediation of environmental conditions at certain locations in SJG's service territory. The Company also provided $87.5 million of additional letters of credit under separate facilities outside of the revolving credit facilities to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system and to finance Marina's initial thermal plant project.

Contractual Obligations - There were no significant changes to the Company’s contractual obligations described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K for the year ended December 31, 2015, except for (a) commodity supply purchase obligations, which decreased approximately $108.1 million due to payments made during the first three months of 2015 on commitments at SJE and SJRG; (b) construction obligations, which increased $53.7 million in total due mainly to an increase in vendor agreements regarding contractor payments at SJG; and (c) long-term debt, which increased approximately $48.3 million due to the issuance of $61.0 million of long-term debt at SJG, partially offset by a $12.7 million retirement of debt at ACB (see Note 14 to the condensed consolidated financial statements).

Off-Balance Sheet Arrangements – An off-balance sheet arrangement is any contractual arrangement involving an unconsolidated entity under which the Company has either made guarantees, or has certain other interests or obligations.

As part of the Transaction involving the Energenic projects (see Note 3 to the condensed consolidated financial statements), the Company is relieved of any guarantees from prior periods related to the projects in which it no longer has an ownership interest.

As of March 31, 2016, SJI had issued $6.2 million of parental guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable our subsidiary to market retail natural gas.

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

In 2015 management of the Company and Energenic evaluated the carrying value of the investment in this project and a related note receivable. Based on the inability of the Energenic subsidiaries to secure a permanent or long-term energy services agreement, the Company recorded a $7.7 million (net of tax) non-cash charge to earnings during the second quarter of 2015 due to the reduction in the carrying value of the investment in this project recorded by Energenic. This charge was included in Equity in Loss of Affiliated Companies in 2015 on the condensed consolidated statements of income.

The central energy center and energy distribution system owned by the Energenic subsidiaries was financed in part by the issuance of bonds during 2011. These bonds were collateralized primarily by certain assets of the central energy center and revenue from the energy services agreement with the hotel, casino and entertainment complex. During 2015, due to the cessation of normal business operations of the complex and the inability of the Energenic subsidiaries to meet its obligations under the bonds, the trustee for the bondholders filed suit to foreclose on certain assets of the central energy center. In November 2015 during settlement discussions, the bondholders alleged, among other things, that they were entitled to recover from Energenic itself, any amounts owed under the bonds that were not covered by the collateral, including principal, interest and attorney’s fees. The bondholders’ assertion was based on inconsistent language in the bond documents. In January 2016, Energenic and certain subsidiaries reached a multi-party settlement with the bondholders. This agreement resolves all outstanding litigation and transfers ownership of the bondholders’ collateral to the owners of the entertainment complex. The Company’s share of this settlement was $7.5 million which was accrued by Energenic as of December 31, 2015 and paid in 2016. Management of Energenic is currently in active settlement discussions and believes that this amount is recoverable from its insurance carrier and external legal advisors.

As of March 31, 2016, the Company, through its investment in Energenic, had a remaining net asset of approximately $1.4 million included in Investment in Affiliates on the condensed consolidated balance sheets related to cogeneration assets for this project. In addition, the Company had approximately $13.7 million included in Notes Receivable - Affiliate on the condensed consolidated balance sheets, due from Energenic, which is secured by those cogeneration assets. This note is subject to a reimbursement agreement that secures reimbursement for the Company, from its joint venture partner, of a proportionate share of any amounts that are not repaid.

Management will continue to monitor the situation surrounding the complex and will evaluate the carrying value of the investment and the note receivable as future events occur.

Pending Litigation — The Company is subject to claims arising in the ordinary course of business and other legal proceedings. The Company has been named in, among other actions, certain gas supply and capacity management contract disputes and certain product liability claims related to our former sand mining subsidiary. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $3.3 million and $3.2 million related to all claims in the aggregate as of March 31, 2016 and December 31, 2015, respectively. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

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

SJI has entered into certain contracts to buy, sell, and transport natural gas and to buy and sell retail electricity. SJI recorded a net pre-tax unrealized gain (loss) of $18.7 million and $(6.7) million in earnings during the three months ended March 31, 2016 and 2015, respectively, which are included with realized losses in Operating Revenues — Nonutility.

The fair value and maturity of these energy-related contracts determined under the mark-to-market method as of March 31, 2016 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 -3 Years	Maturity Beyond 3 Years	Total
Prices actively quoted	$5,956	$1,152	$37	$7,145
Prices provided by other external sources	12,536	3,404	46	15,986
Prices based on internal models or other valuation methods	39,324	14,365	484	54,173

Total	$57,816	$18,921	$567	$77,304

Liabilities
Source of Fair Value	Maturity <1 Year	Maturity 1 -3 Years	Maturity Beyond 3Years	Total
Prices actively quoted	$27,261	$4,550	$47	$31,858
Prices provided by other external sources	3,161	567	—	3,728
Prices based on internal models or other valuation methods	35,971	4,635	326	40,932

Total	$66,393	$9,752	$373	$76,518

•
NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Volumes of our NYMEX contracts included in the table above under "Prices actively quoted" are 31.3 million dekatherms (dts) with a weighted average settlement price of $2.85 per dt.

•
Basis represents the differential to the NYMEX natural gas futures contract for delivering gas to a specific location. Volumes of our basis contracts, along with volumes of our discounted index related purchase and sales contracts, included in the table above under "Prices provided by other external sources" and "Prices based on internal models or other valuation methods" are 169.6 million dts with a weighted average settlement price of $(0.99) per dt.

•
Fixed Price Gas Daily represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Volumes of our Fixed Price Gas Daily contracts included in the table above under "Prices provided by other external sources" are 18.6 million dts with a weighted average settlement price of $1.55 per dt.

•	Volumes of electric included in the table above under "Prices based on internal models or other valuation methods" are 0.2 million mwh with a weighted average settlement price of $42.37 per mwh.

A reconciliation of SJI’s estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Liabilities, January 1, 2016	$(13,074)
Contracts Settled During Three Months Ended March 31, 2016, Net	5,927
Other Changes in Fair Value from Continuing and New Contracts, Net	7,933

Net Derivatives — Energy Related Assets, March 31, 2016	$786

Interest Rate Risk — Our exposure to interest-rate risk relates to short-term and long-term variable-rate borrowings. Variable-rate debt outstanding, including short-term and long-term debt, at March 31, 2016 was $735.6 million and averaged $772.1 million during the first three months of 2016. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $4.6 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2015 - 14 b.p. increase; 2014 - 1 b.p. decrease; 2013 - 16 b.p. decrease; 2012 - 9 b.p. decrease; and 2011 - 33 b.p. increase.  At March 31, 2016, our average interest rate on variable-rate debt was 1.38%.

We typically issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable rate, long-term debt. As of March 31, 2016, the interest costs on $735.6 million of our long-term debt was either at a fixed rate or hedged via an interest rate derivative.

As of March 31, 2016, SJI’s active interest rate swaps were as follows:

Notional Amount	Fixed Interest Rate	Start Date	Maturity	Type	Obligor
$14,500,000	3.905%	3/17/2006	1/15/2026	Tax-exempt	Marina
$500,000	3.905%	3/17/2006	1/15/2026	Tax-exempt	Marina
$330,000	3.905%	3/17/2006	1/15/2026	Tax-exempt	Marina
$12,500,000	3.530%	12/1/2006	2/1/2036	Tax-exempt	SJG
$12,500,000	3.430%	12/1/2006	2/1/2036	Tax-exempt	SJG

Credit Risk - As of March 31, 2016, approximately $12.3 million, or 15.9%, of the current and noncurrent Derivatives – Energy Related Assets are transacted with one counterparty. This counterparty has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assigned to SJI in the event of default by the counterparty.

As of March 31, 2016, SJRG had $59.2 million of Accounts Receivable under sales contracts. Of that total, 77.6% were with regulated utilities or companies rated investment-grade or guaranteed by an investment-grade-rated parent or were with companies where we have a collateral arrangement or insurance coverage. The remainder of the Accounts Receivable were within approved credit limits.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of March 31, 2016. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company are effective.

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act, during the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item is incorporated by reference to Part I, Item 2, Pending Litigation, beginning on page 47.

Item 1A. Risk Factors

Other than as set forth below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
SJI’s stated long-term goals are based on various assumptions and beliefs that may not prove to be accurate, and SJI may not achieve its stated long-term goals by 2020 or at all. SJI’s current long-term goals are to (i) grow Economic Earnings to $150 million by 2020; (ii) improve the quality of its earnings; (iii) strengthen its balance sheet; and (iv) maintain a low-to-moderate risk profile. Management established those goals in conjunction with SJI’s board of directors based upon a number of different internal and external factors that characterize and influence SJI’s current and expected future activities. For example, these long-term goals are based on certain assumptions regarding SJI’s participation in a current project to build a 100-mile natural gas pipeline in Pennsylvania and New Jersey. However, construction on this project has not yet begun, and this project is subject to a number of regulatory approvals, including approval from the Federal Energy Regulatory Commission, which is not expected until the first quarter of fiscal 2017. The target completion date for this project has been delayed until the second half of 2018, and is subject to further delay. As a result, no assurance can be given that this project will be completed on time or at all. Further, the economy of Southern New Jersey has remained depressed relative to other regions, which could cause customer delinquencies or otherwise negatively affect achievement of SJI’s long-term earnings goals. Due to a term limit, the upcoming 2017 New Jersey gubernatorial election will result in a change in administration, which could lead to unfavorable local regulatory changes that could delay approvals, require environmental remediation or capital or other expenditures or otherwise adversely affect SJI’s results of operations, financial condition or cash flows. Other factors, assumptions and beliefs of management and SJI’s board of directors on which SJI’s long-term goals were based may also prove to differ materially from actual future results. Accordingly, SJI may not achieve its stated long-term goals by 2020 or at all, or SJI’s stated long-term goals may be negatively revised as a result of less than expected progress toward achieving these goals, and you are therefore cautioned not to place undue reliance on these goals.
SJI’s business could be harmed by cybersecurity threats and related disruptions. SJI relies extensively on information technology systems to process transactions, transmit and store information and manage SJI’s business. Disruption or failure of SJI’s information technology systems could shut down SJI’s facilities or otherwise harm its ability to safely deliver natural gas to its customers, serve its customers effectively or manage its assets, or otherwise materially disrupt its business. Cyber threats are constantly evolving, increasing the difficulty of detecting and successfully defending against them. SJI has experienced such attacks in the past; however, based on information currently available to SJI, none have had a material impact on its business, financial condition, results of operations or cash flows. In response, SJI has invested in expanded cybersecurity systems and procedures designed to ensure the continuous and uninterrupted performance of its information technology systems and protect against unauthorized access. However, all information technology systems are potentially vulnerable to security threats, including hacking, viruses, other malicious software, and other unlawful attempts to disrupt or gain access to such systems. There is no guarantee that SJI’s cybersecurity systems and procedures will prevent or detect the unauthorized access by experienced computer programmers, hackers or others. An attack on or failure of SJI’s information technology systems could result in the unauthorized disclosure, theft, misuse or destruction of customer or employee data or business or confidential information, or disrupt the performance of its information technology systems. These events could expose SJI to potential liability, litigation, governmental inquiries, investigations or regulatory actions, harm its brand and reputation, diminish customer confidence, disrupt operations, and subject SJI to payment of fines or other penalties, legal claims by its clients and significant remediation costs.

Item 6. Exhibits
(a)  Exhibits

Exhibit No.	Description

3.1
Bylaws of South Jersey Industries, Inc. as amended and restated through April 29, 2016. (Incorporated by reference from Exhibit 3.2(ii) to the Registrant's Current Report on Form 8-K filed May 3, 2016).

3.2	Bylaws of South Jersey Gas Company, as amended and restated through April 29, 2016. (Incorporated by reference from Exhibit 3.2(ii) to SJG's Current Report on Form 8-K filed May 4, 2016).

10.1
Amendment No. 1, dated as of March 10, 2016, by and among South Jersey Industries, Inc., the banks party thereto, and JPMorgan Chase Bank, N.A., as issuing bank and administrative agent, which supports the letter of credit related to the Marina Energy LLC - 2001 Project Series A bonds in the aggregate principal amount of $20 million, including an amendment to the related reimbursement agreement, dated as of March 15, 2012. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 11, 2016).

10.2
Amendment No. 1, dated as of March 10, 2016, by and among South Jersey Industries, Inc., the banks party thereto, and JPMorgan Chase Bank, N.A., as issuing bank and administrative agent, which supports the letter of credit related to the Marina Energy LLC - 2001 Project Series B bonds in the aggregate principal amount of $25 million, including an amendment to the related reimbursement agreement, dated as of March 15, 2012. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 11, 2016).

10.3
Amendment No. 1, dated as of March 10, 2016, by and among South Jersey Industries, Inc., the banks party thereto, and JPMorgan Chase Bank, N.A., as issuing bank and administrative agent, which supports the letter of credit related to the Marina Energy LLC - 2006 Project Series A bonds in the aggregate principal amount of $16.4 million, including an amendment to the related reimbursement agreement, dated as of March 15, 2012. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 11, 2016).

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

101
The following financial statements from South Jersey Industries’ Quarterly Report on Form 10-Q for the three months ended March 31, 2016, filed with the Securities and Exchange Commission on May 6, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Balance Sheets and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

SOUTH JERSEY INDUSTRIES, INC.
(Registrant)

Dated:	May 6, 2016	By:	/s/ Stephen H. Clark
Stephen H. Clark
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)