Form 10-Q
period 2016-06-30
SOUTH JERSEY INDUSTRIES INC
filed 2016-08-05
CIK 91928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of August 1, 2016 there were 79,477,822 shares of the registrant’s common stock outstanding.

Item 1. Unaudited Condensed Consolidated Financial Statements

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Three Months Ended June 30,
	2016	2015
Operating Revenues:
Utility	$68,273	$75,294
Nonutility	86,129	102,416
Total Operating Revenues	154,402	177,710
Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	19,508	24,901
- Nonutility	78,832	66,044
Operations	36,250	33,802
Maintenance	4,259	3,928
Depreciation	22,296	17,430
Energy and Other Taxes	1,243	1,265
Total Operating Expenses	162,388	147,370
Operating (Loss) Income	(7,986)	30,340

Other Income and Expense	4,361	3,040
Interest Charges	(8,229)	(7,474)
(Loss) Income Before Income Taxes	(11,854)	25,906
Income Taxes	7,189	3,279
Equity in Losses of Affiliated Companies	(133)	(15,844)
(Loss) Income from Continuing Operations	(4,798)	13,341
Loss from Discontinued Operations - (Net of tax benefit)	(29)	(74)
Net (Loss) Income	$(4,827)	$13,267

Basic Earnings Per Common Share:
Continuing Operations	$(0.06)	$0.19
Discontinued Operations	—	—
Basic Earnings Per Common Share	$(0.06)	$0.19

Average Shares of Common Stock Outstanding - Basic	75,298	68,467

Diluted Earnings Per Common Share:
Continuing Operations	$(0.06)	$0.19
Discontinued Operations	—	—
Diluted Earnings Per Common Share	$(0.06)	$0.19

Average Shares of Common Stock Outstanding - Diluted	75,298	68,653

Dividends Declared Per Common Share	$0.26	$0.25

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

	Six Months Ended June 30,
	2016	2015
Operating Revenues:
Utility	$251,942	$341,824
Nonutility	235,495	218,838
Total Operating Revenues	487,437	560,662
Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	84,714	169,875
- Nonutility	166,601	162,777
Operations	75,047	75,663
Maintenance	8,643	7,926
Depreciation	42,997	34,249
Energy and Other Taxes	3,168	3,461
Total Operating Expenses	381,170	453,951
Operating Income	106,267	106,711

Other Income and Expense	6,564	5,281
Interest Charges	(17,389)	(16,075)
Income Before Income Taxes	95,442	95,917
Income Taxes	(32,078)	(13,334)
Equity in Earnings (Losses) of Affiliated Companies	25	(15,389)
Income from Continuing Operations	63,389	67,194
Loss from Discontinued Operations - (Net of tax benefit)	(147)	(350)
Net Income	$63,242	$66,844

Basic Earnings Per Common Share:
Continuing Operations	$0.86	$0.98
Discontinued Operations	—	—
Basic Earnings Per Common Share	$0.86	$0.98

Average Shares of Common Stock Outstanding - Basic	73,213	68,432

Diluted Earnings Per Common Share:
Continuing Operations	$0.86	$0.98
Discontinued Operations	—	—
Diluted Earnings Per Common Share	$0.86	$0.98

Average Shares of Common Stock Outstanding - Diluted	73,506	68,636

Dividends Declared per Common Share	$0.52	$0.50

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended June 30,
	2016	2015
Net (Loss) Income	$(4,827)	$13,267

Other Comprehensive Income, Net of Tax:*

Unrealized Gain (Loss) on Available-for-Sale Securities	55	(64)
Unrealized Gain on Derivatives - Other	49	111
Other Comprehensive Income of Affiliated Companies	—	59

Other Comprehensive Income - Net of Tax*	104	106

Comprehensive (Loss) Income	$(4,723)	$13,373

	Six Months Ended June 30,
	2016	2015
Net Income	$63,242	$66,844

Other Comprehensive Income, Net of Tax:*

Unrealized Gain on Available-for-Sale Securities	104	24
Unrealized Gain on Derivatives - Other	100	119
Other Comprehensive Loss of Affiliated Companies	—	(36)

Other Comprehensive Income - Net of Tax*	204	107

Comprehensive Income	$63,446	$66,951

* Determined using a combined average statutory tax rate of 40%.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended June 30,
	2016	2015
Net Cash Provided by Operating Activities	$158,099	$102,059

Cash Flows from Investing Activities:
Capital Expenditures	(118,843)	(141,585)
Purchase of Available-for-Sale Securities	—	(6,059)
Proceeds from Restricted Investments	1,738	—
Net Proceeds from Sale of Restricted Investments in Margin Account	7,781	12,581
Investment in Long-Term Receivables	(5,702)	(3,381)
Proceeds from Long-Term Receivables	5,195	2,040
Notes Receivable	(74)	(9,887)
Purchase of Company-Owned Life Insurance	(652)	(765)
Investment in Affiliate	(5,820)	(1,766)
Advances on Notes Receivable - Affiliate	—	(1,514)
Net Repayment of Notes Receivable - Affiliate	1,266	4,612

Net Cash Used in Investing Activities	(115,111)	(145,724)

Cash Flows from Financing Activities:
Net (Repayments of) Borrowings from Short-Term Credit Facilities	(286,300)	120,300
Proceeds from Issuance of Long-Term Debt	61,000	—
Principal Repayments of Long-Term Debt	(13,078)	(64,000)
Dividends on Common Stock	(18,790)	(17,192)
Proceeds from Sale of Common Stock	214,463	3,596

Net Cash (Used in) Provided by Financing Activities	(42,705)	42,704

Net Increase (Decrease) in Cash and Cash Equivalents	283	(961)
Cash and Cash Equivalents at Beginning of Period	3,877	4,171

Cash and Cash Equivalents at End of Period	$4,160	$3,210

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	June 30, 2016	December 31, 2015
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$2,310,223	$2,211,239
Accumulated Depreciation	(459,015)	(440,473)
Nonutility Property and Equipment, at cost	792,256	785,646
Accumulated Depreciation	(128,574)	(108,307)

Property, Plant and Equipment - Net	2,514,890	2,448,105

Investments:
Available-for-Sale Securities	15,160	14,810
Restricted	38,177	48,758
Investment in Affiliates	22,168	16,983

Total Investments	75,505	80,551

Current Assets:
Cash and Cash Equivalents	4,160	3,877
Accounts Receivable	175,341	178,359
Unbilled Revenues	29,385	40,044
Provision for Uncollectibles	(10,118)	(10,252)
Notes Receivable	11,843	11,800
Notes Receivable - Affiliate	1,868	3,134
Natural Gas in Storage, average cost	44,499	54,211
Materials and Supplies, average cost	6,815	5,088
Prepaid Taxes	27,922	21,753
Derivatives - Energy Related Assets	45,112	83,093
Other Prepayments and Current Assets	38,930	40,167

Total Current Assets	375,757	431,274

Regulatory and Other Noncurrent Assets:
Regulatory Assets	380,364	323,434
Derivatives - Energy Related Assets	11,929	16,238
Notes Receivable - Affiliate	13,275	13,275
Contract Receivables	28,976	28,609
Notes Receivable	31,187	35,439
Goodwill	8,139	8,880
Identifiable Intangible Assets	16,209	21,553
Other	66,350	64,575

Total Regulatory and Other Noncurrent Assets	556,429	512,003

Total Assets	$3,522,581	$3,471,933

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	June 30, 2016	December 31, 2015
Capitalization and Liabilities
Equity:
Common Stock	$99,347	$88,707
Premium on Common Stock	705,106	499,460
Treasury Stock (at par)	(259)	(296)
Accumulated Other Comprehensive Loss	(24,295)	(24,499)
Retained Earnings	497,648	474,167

Total Equity	1,277,547	1,037,539

Long-Term Debt (See Note 1)	831,089	997,427

Total Capitalization	2,108,636	2,034,966

Current Liabilities:
Notes Payable	145,400	431,700
Current Portion of Long-Term Debt	244,605	29,454
Accounts Payable	166,418	186,400
Customer Deposits and Credit Balances	23,022	20,146
Environmental Remediation Costs	72,315	50,559
Taxes Accrued	2,832	2,336
Derivatives - Energy Related Liabilities	66,444	90,708
Derivatives - Other	945	—
Dividends Payable	20,962	—
Interest Accrued	7,176	7,316
Pension Benefits	2,261	2,261
Other Current Liabilities	6,053	11,596

Total Current Liabilities	758,433	832,476

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	330,046	295,945
Pension and Other Postretirement Benefits	79,821	76,068
Environmental Remediation Costs	83,495	76,064
Asset Retirement Obligations	59,032	57,943
Derivatives - Energy Related Liabilities	8,371	21,697
Derivatives - Other	13,386	10,943
Regulatory Liabilities	60,010	42,841
Other	21,351	22,990

Total Deferred Credits and Other Noncurrent Liabilities	655,512	604,491

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$3,522,581	$3,471,933

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

 Notes to Unaudited Condensed Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Certain reclassifications have been made to the prior period's condensed consolidated balance sheets, as well as the prior period's long-term debt carrying value and prior period's segment disclosures in Notes 5 and 6, respectively, to conform to the current period presentation. The unamortized debt issuance costs previously included in "Regulatory and Other Noncurrent Assets" on the condensed consolidated balance sheets were reclassified to Long-Term Debt to conform to ASU 2015-03, which is described below under "New Accounting Pronouncements." This reclassification caused the prior period long-term debt carrying value in Note 5 to be adjusted, along with the prior period unamortized debt issuance costs recorded as Identifiable Assets in the Gas Utility Operations, On-Site Energy Production and Corporate and Services segments in Note 6 to be removed.

REVENUE-BASED TAXES — SJG collects certain revenue-based energy taxes from its customers. Such taxes include the New Jersey State Sales Tax and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. The PUA is included in both utility revenue and energy and other taxes and totaled $0.2 million for both the three months ended June 30, 2016 and 2015, and $0.5 million and $0.8 million for the six months ended June 30, 2016 and 2015, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS - SJI reviews the carrying amount of long-lived assets for possible impairment whenever events or changes in circumstances indicate that such amounts may not be recoverable. For the six months ended June 30, 2016 and 2015, no impairments were identified.

GAS EXPLORATION AND DEVELOPMENT - The Company capitalizes all costs associated with gas property acquisition, exploration and development activities under the full cost method of accounting. Capitalized costs include costs related to unproved properties, which are not amortized until proved reserves are found or it is determined that the unproved properties are impaired. All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. No impairment charges were recorded during the six months ended June 30, 2016 or 2015. As of June 30, 2016 and December 31, 2015, $8.8 million and $8.9 million, respectively, related to interests in proved and unproved properties in Pennsylvania, net of amortization, is included with Nonutility Property and Equipment and Other Noncurrent Assets on the condensed consolidated balance sheets.

TREASURY STOCK – SJI uses the par value method of accounting for treasury stock. As of June 30, 2016 and December 31, 2015, SJI held 207,573 and 236,571 shares of treasury stock, respectively. These shares are related to deferred compensation arrangements where the amounts earned are held in the stock of SJI.

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

GOODWILL - Goodwill was acquired as part of the acquisition of Energenic projects discussed in Note 3 and is a part of the on-site energy production segment. Goodwill represents the excess of the consideration paid over the fair value of identifiable net assets acquired. Goodwill is not amortized, but instead is subject to impairment testing on an annual basis, and between annual tests whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying amount. No such events have occurred during the six months ended June 30, 2016. Goodwill totaled $8.1 million and $8.9 million on the condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015, respectively.

The following table summarizes the changes in Goodwill for the six months ended June 30, 2016 (in thousands):

2016
Beginning Balance, January 1	$8,880
Fair Value Adjustments During Measurement Period (See Note 3)	(741)
Ending Balance, June 30	$8,139

NEW ACCOUNTING PRONOUNCEMENTS — Other than as described below, no new accounting pronouncement issued or effective during 2016 or 2015 had, or are expected to have, a material impact on the condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU supersedes the revenue recognition requirements in FASB ASC 605, Revenue Recognition, and in most industry-specific topics. The new guidance identifies how and when entities should recognize revenue. The new rules establish a core principle requiring the recognition of revenue to depict the transfer of promised goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for such goods or services. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Management has formed an implementation team that is currently inventorying the contracts with customers and evaluating the impact that adoption of this guidance will have on the Company's financial statement results, as well as the transition method the Company will elect to adopt the guidance.

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

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This standard amends ASU 2014-09 (discussed above) to clarify identifying performance obligations and the licensing implementation guidance. This standard will have the same effective date and transition requirements as ASU 2014-09. Management is currently determining the impact that adoption of this guidance will have on the Company's financial statement results.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. This standard amends ASU 2014-09 (discussed above) to provide additional guidance on (a) the objective of the collectibility criterion, (b) the presentation of sales tax collected from customers, (c) the measurement date of non-cash consideration received, (d) practical expedients in respect of contract modifications and completed contracts at transition, and (5) disclosure of the effects of the accounting change in the period of adoption. This standard will have the same effective date and transition requirements as ASU 2014-09. Management is currently determining the impact that adoption of this guidance will have on the Company's financial statement results.

2.	STOCK-BASED COMPENSATION PLAN:

On April 30, 2015, the shareholders of SJI approved the adoption of the Company's 2015 Omnibus Equity Compensation Plan (Plan), replacing the Amended and Restated 1997 Stock-Based Compensation Plan that had terminated on January 26, 2015. Under the Plan, shares may be issued to SJI’s officers (Officers), non-employee directors (Directors) and other key employees. No options were granted or outstanding during the six months ended June 30, 2016 and 2015. No stock appreciation rights have been issued under the plans. During the six months ended June 30, 2016 and 2015, SJI granted 193,184 and 159,416 restricted shares, respectively, to Officers and other key employees under the plans. Performance-based restricted shares vest over a three-year period and are subject to SJI achieving certain market and earnings-based performance targets, which can cause the actual amount of shares that ultimately vest to range from 0% to 200% of the original share units granted.

Beginning in 2015, SJI grants time-based shares of restricted stock, one-third of which vest annually over a three-year period and is limited to a 100% payout. Vesting of time-based grants is contingent upon SJI achieving a return on equity (ROE) of at least 7% during the initial year of the grant and meeting the service requirement. Provided that the 7% ROE requirement is met in the initial year, payout is solely contingent upon the service requirement being met in years two and three of the grant. During the six months ended June 30, 2016 and 2015, Officers and other key employees were granted 57,955 and 47,824 shares of time-based restricted stock, which are included in the shares noted above.

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

Through 2014, grants containing earnings-based targets were based on SJI's earnings growth rate per share (EGR) relative to a peer group to measure performance. In 2015, earning-based performance targets included pre-defined EGR and return on equity (ROE) goals to measure performance. Beginning in 2016, performance targets include pre-defined compounded earnings annual growth rate (CEGR) for SJI. As EGR-based, ROE-based and CEGR-based grants are contingent upon performance and service conditions, SJI is required to measure and recognize stock-based compensation expense based on the fair value at the date of grant over the requisite three-year period of each award. The fair value is measured as the market price at the date of grant. The initial accruals of compensation expense are based on the estimated number of shares expected to vest, assuming the requisite service is rendered and probable outcome of the performance condition is achieved. That estimate is revised if subsequent information indicates that the actual number of shares is likely to differ from previous estimates. Compensation expense is ultimately adjusted based on the actual achievement of service and performance targets.

During the six months ended June 30, 2016 and 2015, SJI granted 35,197 and 25,398 restricted shares, respectively, to Directors. Shares issued to Directors vest over twelve months and contain no performance conditions. As a result, 100% of the shares granted generally vest.

The following table summarizes the nonvested restricted stock awards outstanding at June 30, 2016 and the assumptions used to estimate the fair value of the awards:

	Grants	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate
Officers & Key Employees -	2014 - TSR	50,712	$21.31	20.0%	0.80%
	2014 - EGR	50,712	$27.22	N/A	N/A
	2015 - TSR	33,930	$26.31	16.0%	1.10%
	2015 - EGR, ROE, Time	74,075	$29.47	N/A	N/A
	2016 - TSR	66,397	$22.53	18.1%	1.31%
	2016 - CEGR, Time	123,309	$23.52	N/A	N/A

Directors -	2016	35,197	$23.88	N/A	N/A

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

The following table summarizes the total stock-based compensation cost for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Officers & Key Employees	$798	$511	$1,615	$1,310
Directors	227	186	420	372
Total Cost	1,025	697	2,035	1,682

Capitalized	(106)	(87)	(212)	(178)
Net Expense	$919	$610	$1,823	$1,504

As of June 30, 2016, there was $6.1 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under the plans. That cost is expected to be recognized over a weighted average period of 2.0 years.

The following table summarizes information regarding restricted stock award activity during the six months ended June 30, 2016, excluding accrued dividend equivalents:

	Officers &Other Key Employees	Directors	Weighted Average Fair Value
Nonvested Shares Outstanding, January 1, 2016	226,191	26,338	$26.89
Granted	193,184	35,197	$23.28
Cancelled/Forfeited	(6,993)	—	$25.10
Vested	(13,247)	(26,338)	$29.30
Nonvested Shares Outstanding, June 30, 2016	399,135	35,197	$24.80

Performance targets during the three-year vesting period were not attained for the 2012 or 2013 Officer and other key employee grants that vested at December 31, 2014 and 2015, respectively. As a result, no shares were awarded in 2015 or 2016 associated with those grants. However, the initial performance hurdle for the 2015 time-based grant was met. As a result, 13,247 shares were awarded to Officers and other key employees during the six months ended June 30, 2016 at a market value of $0.3 million. During the six months ended June 30, 2016 and 2015, SJI granted 35,197 and 25,398 shares to its Directors at a market value of $0.8 million and $0.7 million, respectively. The Company has a policy of issuing new shares to satisfy its obligations under the Plan; therefore, there are no cash payment requirements resulting from the normal operation of the Plan. However, a change in control could result in such shares becoming nonforfeitable or immediately payable in cash.  At the discretion of the Officers, Directors and other key employees, the receipt of vested shares can be deferred until future periods. These deferred shares are included in Treasury Stock on the condensed consolidated balance sheets.

3.	AFFILIATIONS AND DISCONTINUED OPERATIONS:

AFFILIATIONS — The following affiliated entities are accounted for under the equity method:

Energenic – US, LLC (Energenic) - Marina and a joint venture partner formed Energenic, in which Marina has a 50% equity interest. Energenic develops and operates on-site, self-contained, energy-related projects.

On December 31, 2015, Energenic, Marina and its joint venture partner entered into two Equity Distribution and Purchase Agreements (the "Transaction"), pursuant to which Marina became the sole owner of eight of the Energenic projects ("Marina Projects") and its joint venture partner became the sole owner of seven other Energenic projects ("Partner Projects"). The Transaction has been accounted for as a distribution of member interests by Energenic to its owners and a business combination through the exchange of member interests in various projects between Marina and its joint venture partner. In connection with the exchange, the joint venture partner provided a $19.5 million note payable to Marina. The note and other existing obligations of the joint venture partner to Marina are included in Notes Receivable on the condensed consolidated balance sheets, with approximately $1.8 million being included as a current asset as of June 30, 2016, as it is due within one year. This note is collateralized by security interests in various energy project assets owned by the joint venture partner, as well as personal guarantees from its principals.

As part of the transaction, each party is relieved of any guarantees related to the Projects in which it no longer has an ownership interest.

The projects that are now wholly-owned by Marina are ACB, ACLE, BCLE, SCLE, SXLE, MCS, NBS and SBS.

Through December 31, 2015, Marina’s investment in Energenic was accounted for under the equity method of accounting. As such, Marina’s share of the equity value of the projects was included within Investment in Affiliates on the condensed consolidated balance sheets and Marina’s share of the loss or earnings from the projects for the six months ended June 30, 2015 was included within Equity in Earnings (Losses) of Affiliated Companies on the condensed consolidated statements of income. As of December 31, 2015, the assets and liabilities of the projects that are now wholly-owned by Marina are consolidated into the condensed consolidated balance sheets. Beginning in 2016, the respective results from operations and cash flows of the projects that are now wholly-owned by Marina are consolidated into the condensed consolidated statements of income and cash flows. The results of the acquired projects are included in the On-Site Energy Production segment.

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

Current assets (excluding inventory)	$7,804
Inventory	3,154
Note Receivable Received	19,504
Fixed Assets	46,460
Intangible Assets:
Identifiable Intangibles	16,950
Goodwill	8,139
Non-Current Assets	1,873
Current Liabilities	(8,196)
Note Payable - Affiliate	(16,986)
Long-Term Debt, including current portion	(21,642)
Capital Lease Payable	(10,458)
Other Non-Current Liabilities	(572)
Fair Value of Consolidated Assets and Liabilities of Acquired Projects	$46,030

The recorded amounts for assets and liabilities represent the Company's best estimate as of June 30, 2016. The measurement period adjustments recorded during the six months ended June 30, 2016 did not have a significant impact on the Company's condensed consolidated balance sheet. The pro forma impact of this transaction on the operations of the Company is not significant.

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

During the first six months of 2016 and 2015, the Company made net investments in unconsolidated affiliates of $4.6 million and $1.3 million, respectively.  As of June 30, 2016 and December 31, 2015, the outstanding balance of Notes Receivable – Affiliate was $15.1 million and $16.4 million, respectively. As of June 30, 2016, approximately $13.6 million of these notes are secured by property, plant and equipment of the affiliates, accrue interest at 7.5% and are to be repaid through 2025. The remaining $1.5 million of these notes are unsecured and accrue interest at variable rates.

SJI holds significant variable interests in these entities but is not the primary beneficiary. Consequently, these entities are accounted for under the equity method because SJI does not have both a) the power to direct the activities of the entity that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. As of June 30, 2016, the Company had a net asset of approximately $22.2 million included in Investment in Affiliates on the condensed consolidated balance sheets related to equity method investees, in addition to Notes Receivable – Affiliate as discussed above. SJI’s maximum exposure to loss from these entities as of June 30, 2016, is limited to its combined equity contributions and the Notes Receivable-Affiliate in the aggregate amount of $37.3 million.

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

Summarized operating results of the discontinued operations for the three and six months ended June 30, 2016 and 2015, were (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Loss before Income Taxes:
Sand Mining	$(18)	$(17)	(164)	(364)
Fuel Oil	(27)	(97)	(62)	(163)
Income Tax Benefits	16	40	79	177
Loss from Discontinued Operations — Net	$(29)	$(74)	$(147)	$(350)
Earnings Per Common Share from
Discontinued Operations — Net:
Basic and Diluted	$—	$—	$—	$—

4.	COMMON STOCK:

The following shares were issued and outstanding:

2016
Beginning Balance, January 1	70,965,622
New Issuances During the Period:
Dividend Reinvestment Plan	416,862
Stock-Based Compensation Plan	45,338
Public Equity Offering	8,050,000
Ending Balance, June 30	79,477,822

The par value ($1.25 per share) of stock issued was recorded in Common Stock and the net excess over par value of approximately $205.6 million was recorded in Premium on Common Stock.

In May 2016, the Company issued and sold 8,050,000 shares of its common stock, par value $1.25 per share at a public offering, raising net proceeds of approximately $203.6 million. The net proceeds from this offering were or will be used for capital expenditures, primarily for regulated businesses, including infrastructure investments at its utility business.

EARNINGS PER COMMON SHARE (EPS) - Basic EPS is based on the weighted-average number of common shares outstanding.  The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 186,147 for the three months ended June 30, 2015 and 292,782 and 203,455 for the six months ended June 30, 2016 and 2015, respectively. For the three months ended June 30, 2016, incremental shares of 297,061 were not included in the denominator for the diluted EPS calculation because they would have an antidilutive effect on EPS. These additional shares relate to SJI's restricted stock as discussed in Note 2.

DIVIDEND REINVESTMENT PLAN (DRP) - The Company offers a DRP which allows participating shareholders to purchase shares of SJI common stock by automatic reinvestment of dividends or optional purchases. Shares of common stock offered by the DRP have been issued directly by SJI from its authorized but unissued shares of common stock. The Company raised $10.8 million and $3.6 million of equity capital through the DRP during the six months ended June 30, 2016 and 2015, respectively. SJI does not intend to issue any more new equity capital via the DRP in 2016. Effective May 1, 2016, SJI switched to purchasing shares on the open market to fund share purchases by DRP participants.

5.	FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS — Marina is required to maintain escrow accounts related to ongoing capital projects as well as unused loan proceeds pending approval of construction expenditures. As of June 30, 2016 and December 31, 2015, the escrowed funds, including interest earned, totaled $2.3 million and $3.4 million, respectively.

The Company maintains margin accounts with selected counterparties to support its risk management activities. The balances required to be held in these margin accounts increase as the net value of the outstanding energy-related contracts with the respective counterparties decrease. As of June 30, 2016 and December 31, 2015, the balances in these accounts totaled $35.9 million and $43.7 million, respectively.

As of December 31, 2015, in accordance with an outstanding loan agreement which ACB had with a third party, ACB was required to maintain control accounts which included a debt service reserve of $1.7 million. In January 2016, the remaining debt on the loan agreement was paid (see Note 14); as such, there was no reserve as of June 30, 2016.

The carrying amounts of the Restricted Investments approximate their fair values at June 30, 2016 and December 31, 2015, which would be included in Level 1 of the fair value hierarchy (see Note 13).

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
The central energy center and energy distribution system owned by the Energenic subsidiaries was financed in part by the issuance of bonds during 2011. These bonds were collateralized primarily by certain assets of the central energy center and revenue from the energy services agreement with the hotel, casino and entertainment complex. During 2015, due to the cessation of normal business operations of the complex and the inability of the Energenic subsidiaries to meet its obligations under the bonds, the trustee for the bondholders filed suit to foreclose on certain assets of the central energy center. In November 2015 during settlement discussions, the bondholders alleged, among other things, that they were entitled to recover from Energenic itself, any amounts owed under the bonds that were not covered by the collateral, including principal, interest and attorney’s fees. The bondholders’ assertion was based on inconsistent language in the bond documents. In January 2016, Energenic and certain subsidiaries reached a multi-party settlement with the bondholders. This agreement resolves all outstanding litigation and transfers ownership of the bondholders’ collateral to the owners of the entertainment complex. The Company’s share of this settlement was $7.5 million, which was accrued by Energenic as of December 31, 2015 and paid in 2016. The Company entered into agreements with its insurance carrier and external legal advisors to recover, net of legal costs, approximately $7.0 million of costs associated with the bondholder settlement discussed above, $2.1 million of which has been received as of June 30, 2016 and included in Other Income on the condensed consolidated statements of income. The remaining $4.9 million is expected to be received and recognized into income prior to the end of the year.
As of June 30, 2016, the Company, through its investment in Energenic, had a remaining net asset of approximately $1.1 million included in Investment in Affiliates on the condensed consolidated balance sheets related to cogeneration assets for this project. In addition, the Company had approximately $13.6 million included in Notes Receivable - Affiliate on the condensed consolidated balance sheets, due from Energenic, which is secured by those cogeneration assets. This note is subject to a reimbursement agreement that secures reimbursement for the Company, from its joint venture partner, of a proportionate share of any amounts that are not repaid.

Management will continue to monitor the situation surrounding the complex and will evaluate the carrying value of the investment and the note receivable as future events occur.

NOTE RECEIVABLE - In June 2015, SJG advanced $10.0 million to a not-for-profit organization formed to spur economic development in Atlantic City, New Jersey. The note bears interest at 1.0% for an initial term of six months, with the borrower’s option to extend the term for two additional terms of three months each. In December 2015 and February 2016, the borrower exercised each option, respectively. SJG holds a first lien security interest on land in Atlantic City as collateral against this note.  The carrying amount of this receivable approximates its fair value at June 30, 2016 and December 31, 2015, which would be included in Level 2 of the fair value hierarchy (see Note 13). In July 2016, the note was repaid in full (see Note 16).

LONG-TERM RECEIVABLES — SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources.  The terms of these loans call for customers to make monthly payments over a period of up to five to ten years with no interest.  The carrying amounts of such loans were $11.0 million and $12.9 million as of June 30, 2016 and December 31, 2015, respectively. The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Contract Receivables on the condensed consolidated balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $1.1 million and $1.3 million as of June 30, 2016 and December 31, 2015, respectively.  The annualized amortization to interest is not material to the Company’s condensed consolidated financial statements.  The carrying amounts of these receivables approximate their fair value at June 30, 2016 and December 31, 2015, which would be included in Level 2 of the fair value hierarchy (see Note 13).

CREDIT RISK - As of June 30, 2016, approximately $6.1 million, or 10.8%, of the current and noncurrent Derivatives – Energy Related Assets are transacted with two counterparties. One counterparty has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assigned to SJI in the event of default by the counterparty. The second counterparty is investment-grade rated.

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE - The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. The carrying amounts of SJI's financial instruments approximate their fair values at June 30, 2016 and December 31, 2015, except as noted below.

•
For Long-Term Debt, in estimating the fair value, we use the present value of remaining cash flows at the balance sheet date. We based the estimates on interest rates available to SJI at the end of each period for debt with similar terms and maturities (Level 2 in the fair value hierarchy, see Note 13). The estimated fair values of SJI's long-term debt, including current maturities, as of June 30, 2016 and December 31, 2015, were $1,154.2 million and $1,079.0 million, respectively.  The carrying amounts of SJI's long-term debt, including current maturities, as of June 30, 2016 and December 31, 2015, were $1,075.7 million and $1,026.9 million, respectively. The carrying amounts as of June 30, 2016 and December 31, 2015 are net of unamortized debt issuance costs of $8.1 million and $9.0 million, respectively (see Note 1).

OTHER FINANCIAL INSTRUMENTS - The carrying amounts of SJI's other financial instruments approximate their fair values at June 30, 2016 and December 31, 2015.

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

Information about SJI’s operations in different reportable operating segments is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating Revenues:
Gas Utility Operations	$68,762	$75,812	$256,528	$343,470
Energy Group:
Wholesale Energy Operations	(1,309)	33,276	63,765	68,621
Retail Gas and Other Operations	22,305	18,065	52,038	56,143
Retail Electric Operations	43,065	36,186	82,556	65,963
Subtotal Energy Group	64,061	87,527	198,359	190,727
Energy Services:
On-Site Energy Production	23,043	15,136	39,364	28,708
Appliance Service Operations	2,050	2,699	3,938	5,056
Subtotal Energy Services	25,093	17,835	43,302	33,764
Corporate and Services	8,417	7,765	17,293	16,851
Subtotal	166,333	188,939	515,482	584,812
Intersegment Sales	(11,931)	(11,229)	(28,045)	(24,150)
Total Operating Revenues	$154,402	$177,710	$487,437	$560,662

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating (Loss) Income:
Gas Utility Operations	$9,931	$11,961	$85,704	$85,150
Energy Group:
Wholesale Energy Operations	(31,149)	15,158	7,095	15,488
Retail Gas and Other Operations	6,250	153	5,491	3,240
Retail Electric Operations	2,277	174	2,862	(8)
Subtotal Energy Group	(22,622)	15,485	15,448	18,720
Energy Services:
On-Site Energy Production	4,561	2,177	4,472	1,695
Appliance Service Operations	258	247	302	195
Subtotal Energy Services	4,819	2,424	4,774	1,890
Corporate and Services	(114)	470	341	951
Total Operating (Loss) Income	$(7,986)	$30,340	$106,267	$106,711

Depreciation and Amortization:
Gas Utility Operations	$15,788	$14,239	$31,414	$28,406
Energy Group:
Wholesale Energy Operations	204	15	408	47
Retail Gas and Other Operations	83	20	168	40
Subtotal Energy Group	287	35	576	87
Energy Services:
On-Site Energy Production	10,895	7,457	20,814	14,508
Appliance Service Operations	91	73	175	147
Subtotal Energy Services	10,986	7,530	20,989	14,655
Corporate and Services	260	458	483	700
Total Depreciation and Amortization	$27,321	$22,262	$53,462	$43,848

Interest Charges:
Gas Utility Operations	$4,552	$5,113	$9,339	$10,303
Energy Group:
Wholesale Energy Operations	1	(112)	65	130
Retail Gas and Other Operations	78	47	210	120
Subtotal Energy Group	79	(65)	275	250
Energy Services:
On-Site Energy Production	3,442	1,661	6,904	3,976
Corporate and Services	2,858	2,939	6,310	5,927
Subtotal	10,931	9,648	22,828	20,456
Intersegment Borrowings	(2,702)	(2,174)	(5,439)	(4,381)
Total Interest Charges	$8,229	$7,474	$17,389	$16,075

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income Taxes:
Gas Utility Operations	$1,415	$3,292	$28,819	$29,464
Energy Group:
Wholesale Energy Operations	(12,258)	5,986	2,479	6,853
Retail Gas and Other Operations	2,450	92	2,282	1,668
Retail Electric Operations	931	71	1,170	(3)
Subtotal Energy Group	(8,877)	6,149	5,931	8,518
Energy Services:
On-Site Energy Production	110	(12,861)	(2,902)	(24,908)
Appliance Service Operations	126	105	152	97
Subtotal Energy Services	236	(12,756)	(2,750)	(24,811)
Corporate and Services	37	36	78	163
Total Income Taxes	$(7,189)	$(3,279)	$32,078	$13,334

Property Additions:
Gas Utility Operations	$50,133	$62,175	$101,503	$105,501
Energy Group:
Wholesale Energy Operations	1	375	7	379
Retail Gas and Other Operations	354	392	725	1,121
Subtotal Energy Group	355	767	732	1,500
Energy Services:
On-Site Energy Production	2,665	26,040	5,316	30,421
Appliance Service Operations	251	212	352	328
Subtotal Energy Services	2,916	26,252	5,668	30,749
Corporate and Services	564	537	727	1,601
Total Property Additions	$53,968	$89,731	$108,630	$139,351

	June 30, 2016	December 31, 2015
Identifiable Assets (See Note 1):
Gas Utility Operations	$2,410,522	$2,281,576
Energy Group:
Wholesale Energy Operations	179,809	231,660
Retail Gas and Other Operations	40,581	55,111
Retail Electric Operations	44,958	55,528
Subtotal Energy Group	265,348	342,299
Energy Services:
On-Site Energy Production	776,907	790,231
Appliance Service Operations	3,492	4,885
Subtotal Energy Services	780,399	795,116
Discontinued Operations	1,776	1,545
Corporate and Services	633,685	652,325
Intersegment Assets	(569,149)	(600,928)
Total Identifiable Assets	$3,522,581	$3,471,933

7.	RATES AND REGULATORY ACTIONS:

SJG is subject to the rules and regulations of the New Jersey Board of Public Utilities (BPU).

In January 2016, SJG provided a Basic Gas Supply Service (BGSS) bill credit of approximately $20.0 million to its residential and small commercial customers. This credit is in addition to an overall rate reduction of 10.3% that was approved by the BPU and took effect in October 2015. SJG’s ability to offer the BGSS bill credit is a direct result of lower wholesale natural gas prices and the overall management of its gas supply portfolio. The BGSS clause serves as a method to pass along increases or decreases in gas costs to customers; therefore, SJG’s income is not affected by BGSS rate adjustments or bill credits.

In February 2016, SJG filed a petition with the BPU for approval to continue its Accelerated Infrastructure Replacement Program (AIRP), which will expire at the end of 2016. In its petition, SJG has requested approval to continue its AIRP for an additional seven years, with program investments totaling approximately $500.0 million, to retire and replace bare steel and cast iron mains, bare steel services, and other aging infrastructure. The petition proposes to recover the costs of, and a return on, future AIRP investments through annual base rate adjustments. The petition also includes a request to reflect in base rates approximately $76.0 million of AIRP investments that will have been made since the conclusion of SJG’s last base rate case in October 2014 through the end 2016. This petition is currently pending.

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

In April 2016, the BPU approved a $2.6 million net decrease, including taxes, in annual revenues collected from SJG customers through the Societal Benefits Clause (SBC) charge and the Transportation Initiation Clause (TIC) charge, comprised of a $5.2 million increase in revenues from the Remediation Adjustment Clause (RAC) component of the SBC, a $7.1 million decrease in revenues from the Clean Energy Program (CLEP) component of the SBC, and a $0.7 million decrease in TIC revenues, effective May 7, 2016. The increase in the RAC is driven by an increase in costs associated with the remediation of former Manufactured Gas Plants. The decrease in the CLEP component of the SBC is primarily driven by the accumulation of prior year over-recoveries. The decrease in the TIC is driven by a decrease in costs. The SBC and TIC allow SJG to recover costs associated with certain State-mandated programs. SJG does not earn any profit from these charges.

Also in April 2016, SJG filed a petition requesting to increase annual revenues from base rates by $4.4 million, including taxes, to reflect the roll-in of investments made through June 2016 under its Storm Hardening and Reliability Program (“SHARP”), with rates to become effective on October 1, 2016. This petition is currently pending.

In June 2016, SJG filed its annual BGSS and Conservation Incentive Program (CIP) rate adjustment petition, requesting a $0.6 million net decrease in annual revenues to be implemented on October 1, 2016, comprised of a $47.1 million decrease in BGSS revenues and a $46.5 million increase in CIP revenues, both including taxes. The level of BGSS revenues requested in annual BGSS filings is based on forecasted gas costs and customer usage information for the upcoming BGSS/CIP year, which runs from October to September. SJG’s request for a decrease of BGSS revenues is caused primarily by decreases in forecasted gas commodity costs for the upcoming BGSS/CIP year of October 2016 to September 2017. The level of CIP revenues requested in annual CIP filings is based on historical customer usage information, comparing prior CIP year customer usage to normal customer usage. SJG’s request for an increase in CIP revenues is caused primarily by lower than normal customer usage caused by weather that was 16.4% warmer than normal during the 2015-2016 winter. This petition is currently pending.

Also in June 2016, SJG filed its annual EET rate adjustment petition, requesting a $0.8 million decrease in revenues to continue recovering the costs of, and the allowed return on, prior investments associated with energy efficiency programs (EEPs). The EET rate recovers the forecasted revenue requirements for the upcoming EET year of October 2016 to September 2017. The requested revenue decrease is the result of the investments associated with SJG's original EEPs, approved by the BPU in 2009, and its EEP extension, approved by the BPU in 2013, which ended in July 2013 and August 2015, respectively. The revenue requirements associated with these prior investments decreases over time as they are amortized. This petition is currently pending.

There have been no other significant regulatory actions or changes to SJG's rate structure since December 31, 2015. See Note 10 to the Consolidated Financial Statements in Item 8 of SJI's Annual Report on Form 10-K for the year ended December 31, 2015.

8.	REGULATORY ASSETS AND REGULATORY LIABILITIES:

There have been no significant changes to the nature of the Company’s regulatory assets and liabilities since December 31, 2015, which are described in Note 11 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K for the year ended December 31, 2015.

Regulatory Assets consisted of the following items (in thousands):

	June 30, 2016	December 31, 2015
Environmental Remediation Costs:
Expended - Net	$50,650	$42,032
Liability for Future Expenditures	152,349	123,194
Deferred Asset Retirement Obligation Costs	42,912	42,430
Deferred Pension and Other Postretirement Benefit Costs	79,779	79,779
Deferred Gas Costs - Net	—	2,701
Conservation Incentive Program Receivable	21,766	2,624
Deferred Interest Rate Contracts	10,363	7,631
Energy Efficiency Tracker	—	496
Pipeline Supplier Service Charges	2,943	3,776
Pipeline Integrity Cost	4,447	4,596
AFUDC - Equity Related Deferrals	11,938	11,423
Other Regulatory Assets	3,217	2,752

Total Regulatory Assets	$380,364	$323,434

ENVIRONMENTAL REMEDIATION COSTS - SJG has two regulatory assets associated with environmental costs related to the cleanup of 12 sites where SJG or its predecessors previously operated gas manufacturing plants. The first asset, "Environmental Remediation Cost: Expended - Net," represents what was actually spent to clean up the sites, less recoveries through the Remediation Adjustment Clause (RAC) and insurance carriers. These costs meet the deferral requirements of GAAP, as the BPU allows SJG to recover such expenditures through the RAC. The other asset, "Environmental Remediation Cost: Liability for Future Expenditures," relates to estimated future expenditures required to complete the remediation of these sites. SJG recorded this estimated amount as a regulatory asset with the corresponding current and noncurrent liabilities on the balance sheets under the captions "Current Liabilities" and "Deferred Credits and Other Noncurrent Liabilities." The BPU allows SJG to recover the deferred costs over seven-year periods after they are spent. The increase from December 31, 2015 is a result of expenditures made during the first six months of 2016 and an increase in the expected future expenditures for remediation activities, primarily due to an increase in the scope of the remediation at a site related to additional contamination being discovered.

DEFERRED GAS COSTS - NET - See discussion under "Deferred Revenues - Net" below.

CONSERVATION INCENTIVE PROGRAM (CIP) RECEIVABLE – The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. Actual usage per customer was less than the established baseline during the 2015 - 2016 winter season and, more notably, during the first six months of 2016, resulting in an increase in the receivable. This is primarily the result of warm weather experienced in the region.

Regulatory Liabilities consisted of the following items (in thousands):

	June 30, 2016	December 31, 2015
Excess Plant Removal Costs	$31,078	$32,644
Deferred Revenues - Net	18,631	—
Societal Benefit Costs	8,233	10,197
Energy Efficiency Tracker	2,068	—

Total Regulatory Liabilities	$60,010	$42,841

DEFERRED REVENUES - NET - Over/under collections of gas costs are monitored through SJG's BGSS mechanism. Net under collected gas costs are classified as a regulatory asset and net over collected gas costs are classified as a regulatory liability. Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval. The BGSS changed from a $2.7 million regulatory asset at December 31, 2015 to a $18.6 million regulatory liability at June 30, 2016 primarily due to the gas costs recovered from customers exceeding the actual cost of the commodity.

ENERGY EFFICIENCY TRACKER (EET) - This regulatory liability primarily represents energy efficiency measures installed in customer homes and businesses. The change from a $0.5 million regulatory asset at December 31, 2015 to a $2.1 million regulatory liability at June 30, 2016 is due to recoveries being greater than the cost of, and allowed return on, investments in the Energy Efficiency Programs. In February 2016, the BPU approved a $7.9 million revenue decrease to SJG’s EET (see Note 7).

9.	PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three and six months ended June 30, 2016 and 2015, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service Cost	$1,106	$1,225	$2,421	$2,668
Interest Cost	3,062	2,814	6,062	5,584
Expected Return on Plan Assets	(3,374)	(3,695)	(6,754)	(7,394)
Amortizations:
Prior Service Cost	53	53	106	106
Actuarial Loss	2,388	2,648	4,697	5,304
Net Periodic Benefit Cost	3,235	3,045	6,532	6,268
Capitalized Benefit Cost	(1,213)	(1,194)	(2,400)	(2,433)
Deferred Benefit Cost	(161)	(325)	(322)	(325)
Total Net Periodic Benefit Expense	$1,861	$1,526	$3,810	$3,510

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service Cost	$195	$231	$425	$558
Interest Cost	654	715	1,307	1,487
Expected Return on Plan Assets	(776)	(749)	(1,552)	(1,497)
Amortizations:
Prior Service Cost	(86)	152	(172)	304
Actuarial Loss	261	287	555	671
Net Periodic Benefit Cost	248	636	563	1,523
Capitalized Benefit Cost	(45)	(271)	(146)	(528)
Deferred Benefit Cost	—	(79)	—	(79)
Total Net Periodic Benefit Expense	$203	$286	$417	$916

Capitalized benefit costs reflected in the table above relate to SJG’s construction program. Deferred benefit costs relate to SJG's deferral of incremental expense associated with the adoption of new mortality tables effective December 31, 2014 and 2015. Deferred benefit costs are expected to be recovered through rates as part of SJG's next base rate case.

SJI contributed $15.0 million to the pension plans in January 2015. No contributions were made to the pension plans during the six months ended June 30, 2016. SJI does not expect to make any contributions to the pension plans in 2016; however, changes in future investment performance and discount rates may ultimately result in a contribution. Payments related to the unfunded supplemental executive retirement plan (SERP) are expected to approximate $2.3 million in 2016. SJG also has a regulatory obligation to contribute approximately $3.6 million annually to the other postretirement benefit plans’ trusts, less direct costs incurred.

See Note 12 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K for the year ended December 31, 2015, for additional information related to SJI’s pension and other postretirement benefits.

10.	LINES OF CREDIT:

Credit facilities and available liquidity as of June 30, 2016 were as follows (in thousands):

Company	Total Facility	Usage		Available Liquidity	Expiration Date
SJG:
Commercial Paper Program/Revolving Credit Facility	$200,000	$14,100	(A)	$185,900	May 2018
Uncommitted Bank Line	10,000	—		10,000	August 2016	(C)

Total SJG	210,000	14,100		195,900

SJI:

Revolving Credit Facility	400,000	134,900	(B)	265,100	February 2018

Total SJI	400,000	134,900		265,100

Total	$610,000	$149,000		$461,000

(A) Includes letters of credit outstanding in the amount of $0.8 million.
(B) Includes letters of credit outstanding in the amount of $2.8 million.
(C) SJG anticipates renewing the Uncommitted Bank Line prior to expiration.

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary, the SJI facilities can also be used to support SJG’s liquidity needs. Borrowings under these credit facilities are at market rates. The weighted average interest rate on these borrowings, which changes daily, was 1.43% and 0.96% at June 30, 2016 and 2015, respectively. Average borrowings outstanding under these credit facilities, not including letters of credit, during the six months ended June 30, 2016 and 2015 were $325.5 million and $274.3 million, respectively. The maximum amounts outstanding under these credit facilities, not including letters of credit, during the six months ended June 30, 2016 and 2015 were $467.7 million and $368.1 million, respectively.

The SJI and SJG facilities are provided by a syndicate of banks and contain one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreements) to not more than 0.65 to 1, measured at the end of each fiscal quarter. SJI and SJG were in compliance with this covenant as of June 30, 2016.

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

As of June 30, 2016, SJI had issued $5.9 million of parental guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable our subsidiary to market retail natural gas.

COLLECTIVE BARGAINING AGREEMENTS — Unionized personnel represent approximately 45% of our workforce at June 30, 2016. The Company has collective bargaining agreements with two unions that represent these employees: the International Brotherhood of Electrical Workers (IBEW) Local 1293 and the International Association of Machinists and Aerospace Workers (IAM) Local 76.  SJG and SJESP employees represented by the IBEW operate under collective bargaining agreements that run through February 2017. The remaining unionized employees are represented by the IAM and operate under collective bargaining agreements that run through August 2017.

STANDBY LETTERS OF CREDIT — As of June 30, 2016, SJI provided $2.8 million of standby letters of credit through its revolving credit facility to enable SJE to market retail electricity and for various construction and operating activities. SJG provided a $0.8 million letter of credit under its revolving credit facility to support the remediation of environmental conditions at certain locations in SJG's service territory. The Company has also provided $87.5 million of additional letters of credit under separate facilities outside of the revolving credit facilities to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system and to finance Marina's initial thermal plant project.

PENDING LITIGATION — The Company is subject to claims arising in the ordinary course of business and other legal proceedings. The Company has been named in, among other actions, certain gas supply and capacity management contract disputes and certain product liability claims related to our former sand mining subsidiary. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $3.1 million and $3.2 million related to all claims in the aggregate as of June 30, 2016 and December 31, 2015, respectively. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

ENVIRONMENTAL REMEDIATION COSTS — SJI incurred and recorded costs for environmental cleanup of 12 sites where SJG or its predecessors operated gas manufacturing plants. SJG stopped manufacturing gas in the 1950s. SJI and some of its nonutility subsidiaries also recorded costs for environmental cleanup of sites where SJF previously operated a fuel oil business and Morie maintained equipment, fueling stations and storage. Other than the changes discussed in Note 8 to the condensed consolidated financial statements, there have been no changes to the status of the Company’s environmental remediation efforts since December 31, 2015, as described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K for the year ended December 31, 2015.

12.	DERIVATIVE INSTRUMENTS:

Certain SJI subsidiaries are involved in buying, selling, transporting and storing natural gas and buying and selling retail electricity for their own accounts as well as managing these activities for third parties. These subsidiaries are subject to market risk on expected future purchases and sales due to commodity price fluctuations. The Company uses a variety of derivative instruments to limit this exposure to market risk in accordance with strict corporate guidelines.  These derivative instruments include forward contracts, swap agreements, options contracts and futures contracts. As of June 30, 2016, the Company had outstanding derivative contracts intended to limit the exposure to market risk on 64.2 MMdts (1 MMdts = one million decatherms) of expected future purchases of natural gas, 71.5 MMdts of expected future sales of natural gas, 2.6 MMmwh (1 MMmwh = one million megawatt hours) of expected future purchases of electricity and 2.4 MMmwh of expected future sales of electricity. In addition to these derivative contracts, the Company has basis and index related purchase and sales contracts totaling 148.7 MMdts.  These contracts, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives - Energy Related Assets or Derivatives - Energy Related Liabilities on the condensed consolidated balance sheets. The net unrealized pre-tax gains and losses for these energy-related commodity contracts are included with realized gains and losses in Operating Revenues – Nonutility.

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

As of June 30, 2016, SJI’s active interest rate swaps were as follows:

Notional Amount	Fixed Interest Rate	Start Date	Maturity	Type	Obligor
$14,500,000	3.905%	3/17/2006	1/15/2026	Tax-exempt	Marina
$500,000	3.905%	3/17/2006	1/15/2026	Tax-exempt	Marina
$330,000	3.905%	3/17/2006	1/15/2026	Tax-exempt	Marina
$12,500,000	3.530%	12/1/2006	2/1/2036	Tax-exempt	SJG
$12,500,000	3.430%	12/1/2006	2/1/2036	Tax-exempt	SJG

The fair values of all derivative instruments, as reflected in the condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015, are as follows (in thousands):

Derivatives not designated as hedging instruments under GAAP	June 30, 2016		December 31, 2015
	Assets	Liabilities	Assets	Liabilities
Energy-related commodity contracts:
Derivatives – Energy Related – Current	$45,112	$66,444	$83,093	$90,708
Derivatives – Energy Related – Non-Current	11,929	8,371	16,238	21,697
Interest rate contracts:
Derivatives - Other - Current	—	945	—	—
Derivatives - Other - Noncurrent	—	13,386	—	10,943
Total derivatives not designated as hedging instruments under GAAP	$57,041	$89,146	$99,331	$123,348

Total Derivatives	$57,041	$89,146	$99,331	$123,348

The Company enters into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. The Company presents derivatives at gross fair values on the condensed consolidated balance sheets. As of June 30, 2016 and December 31, 2015, information related to these offsetting arrangements were as follows (in thousands):

As of June 30, 2016
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
Derivatives - Energy Related Assets	$57,041	$—	$57,041	$(26,263)	(A)	$—	$30,778
Derivatives - Energy Related Liabilities	$(74,815)	$—	$(74,815)	$26,263	(B)	$12,854	$(35,698)
Derivatives - Other	$(14,331)	$—	$(14,331)	$—		$—	$(14,331)

As of December 31, 2015
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
Derivatives - Energy Related Assets	$99,331	$—	$99,331	$(35,491)	(A)	$—	$63,840
Derivatives - Energy Related Liabilities	$(112,405)	$—	$(112,405)	$35,491	(B)	$23,045	$(53,869)
Derivatives - Other	$(10,943)	$—	$(10,943)	$—		$—	$(10,943)

(A) The balances at June 30, 2016 and December 31, 2015 were related to derivative liabilities which can be net settled against derivative assets.

(B) The balances at June 30, 2016 and December 31, 2015 were related to derivative assets which can be net settled against derivative liabilities.

The effect of derivative instruments on the condensed consolidated statements of income for the three and six months ended June 30, 2016 and 2015 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships under GAAP	2016	2015	2016	2015
Interest Rate Contracts:
Losses recognized in AOCL on effective portion	$—	$—	$—	$—
Losses reclassified from AOCL into income (a)	$(82)	$(187)	$(168)	$(210)
Gains (losses) recognized in income on ineffective portion (a)	$—	$—	$—	$—

(a) Included in Interest Charges

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments under GAAP	2016	2015	2016	2015
(Losses) gains on energy-related commodity contracts (a)	$(21,371)	$14,685	$(2,716)	$7,978
(Losses) gains on interest rate contracts (b)	(229)	541	(656)	243

Total	$(21,600)	$15,226	$(3,372)	$8,221

(a)  Included in Operating Revenues - Nonutility
(b)  Included in Interest Charges

Net realized loss of $1.6 million and $2.1 million for the three months ended June 30, 2016 and 2015, respectively, and a net realized loss of $4.4 million and $4.8 million for the six months ended June 30, 2016 and 2015, respectively, associated with SJG's energy-related financial commodity contracts are not included in the above table. These contracts are part of SJG’s regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to, and recoverable through, regulatory riders, any changes in the value of SJG’s energy-related financial commodity contracts are deferred in Regulatory Assets or Liabilities, as applicable, and there is no impact to earnings.

Certain of the Company’s derivative instruments contain provisions that require immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions in the event of a material adverse change in the credit standing of the Company. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on June 30, 2016, is $22.1 million.  If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2016, the Company would have been required to settle the instruments immediately or post collateral to its counterparties of approximately $20.1 million after offsetting asset positions with the same counterparties under master netting arrangements.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of June 30, 2016	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$15,160	$2,985	$12,175	$—
Derivatives – Energy Related Assets (B)	57,041	18,379	7,145	31,517
	$72,201	$21,364	$19,320	$31,517

Liabilities

Derivatives – Energy Related Liabilities (B)	$74,815	$16,589	$24,613	$33,613
Derivatives – Other (C)	14,331	—	14,331	—
	$89,146	$16,589	$38,944	$33,613

As of December 31, 2015	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$14,810	$2,925	$11,885	$—
Derivatives – Energy Related Assets (B)	99,331	16,006	24,730	58,595
	$114,141	$18,931	$36,615	$58,595

Liabilities

Derivatives – Energy Related Liabilities (B)	$112,405	$42,170	$11,008	$59,227
Derivatives – Other (C)	10,943	—	10,943	—
	$123,348	$42,170	$21,951	$59,227

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

Significant Unobservable Inputs - Management uses the discounted cash flow model to value Level 3 physical and financial forward contracts, which calculates mark-to-market valuations based on forward market prices, original transaction prices, volumes, risk-free rate of return and credit spreads. Inputs to the valuation model are reviewed and revised as needed, based on historical information, updated market data, market liquidity and relationships, and changes in third party pricing sources. The validity of the mark-to-market valuations and changes in mark-to-market valuations from period to period are examined and qualified against historical expectations by the risk management function. If any discrepancies are identified during this process, the mark-to-market valuations or the market pricing information is evaluated further and adjusted, if necessary.

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

The following table provides quantitative information regarding significant unobservable inputs in Level 3 fair value measurements (in thousands):

Type	Fair Value at June 30, 2016		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$15,413	$20,012	Discounted Cash Flow	Forward price (per dt)	$ 1.56 - $10.34 [$2.37]	(A)
Forward Contract - Electric	$16,104	$13,601	Discounted Cash Flow	Fixed electric load profile (on-peak)	21.43% - 100.00% [56.08%]	(B)
				Fixed electric load profile (off-peak)	0.00% - 78.57% [43.92%]	(B)

Type	Fair Value at December 31, 2015		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$29,459	$31,733	Discounted Cash Flow	Forward price (per dt)	$(0.77) - $10.00 [$(2.15)]	(A)
Forward Contract - Electric	$29,136	$27,494	Discounted Cash Flow	Fixed electric load profile (on-peak)	8.47% - 100.00% [56.20%]	(B)
				Fixed electric load profile (off-peak)	0.00% - 91.53% [43.80%]	(B)

(A) Represents the range, along with the weighted average, of forward prices for the sale and purchase of natural gas.

(B) Represents the range, along with the weighted average, of the percentage of contracted usage that is loaded during on-peak hours versus off-peak.

The changes in fair value measurements of Derivatives – Energy Related Assets and Liabilities for the three and six months ended June 30, 2016 and 2015, using significant unobservable inputs (Level 3), are as follows (in thousands):

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Balance at beginning of period	$13,241	$(632)
Other changes in fair value from continuing and new contracts, net	(12,073)	(2,058)
Settlements	(3,264)	594

Balance at end of period	$(2,096)	$(2,096)

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Balance at beginning of period	$(17,311)	$(5,608)
Other changes in fair value from continuing and new contracts, net	14,376	(2,062)
Transfers in/(out) of Level 3 (A)	2,054	2,054
Settlements	(1,663)	3,072

Balance at end of period	$(2,544)	$(2,544)

(A) Transfers between different levels of the fair value hierarchy may occur based on the level of observable inputs used to value the instruments from period to period. During the three and six months ended June 30, 2015, $2.1 million of net derivative assets were transferred from Level 2 to Level 3, due to decreased observability of market data.

Total losses included in earnings for the three and six months ended June 30, 2016 that are attributable to the change in unrealized losses relating to those assets and liabilities included in Level 3 still held as of June 30, 2016, are $12.1 million and $2.1 million, respectively.  These losses are included in Operating Revenues-Nonutility on the condensed consolidated statements of income.

14.	LONG-TERM DEBT:

In January 2016, the Company paid $12.7 million to retire outstanding debt for ACB.

In January 2016, SJG issued $61.0 million of long-term debt at an average interest rate of 1.37% under a $200.0 million aggregate syndicated bank term facility. The facility is now fully drawn. The total outstanding amount under this facility as of June 30, 2016 is $200.0 million, which was reclassified to current portion of long-term debt on the condensed consolidated balance sheets as it is due within one year. SJG is evaluating alternatives, including refinancing or renewing the facility.

As of June 30, 2016, $16.0 million of aggregate principal amount of 2.71% Senior Notes, due June 2017 were reclassified to current portion of long-term debt on the condensed consolidated balance sheets. At this time, the Company plans to pay off this debt at maturity.

The Company did not issue or retire any other long-term debt during the six months ended June 30, 2016.

15.	ACCUMULATED OTHER COMPREHENSIVE LOSS:

The following tables summarize the changes in accumulated other comprehensive loss (AOCL) for the three and six months ended June 30, 2016 (in thousands):

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Other Comprehensive Income (Loss) of Affiliated Companies	Total
Balance at April 1, 2016 (a)	$(22,145)	$(2,078)	$(79)	$(97)	$(24,399)
Other comprehensive income before reclassifications	—	—	73	—	73
Amounts reclassified from AOCL (b)	—	49	(18)	—	31
Net current period other comprehensive income (loss)	—	49	55	—	104
Balance at June 30, 2016 (a)	$(22,145)	$(2,029)	$(24)	$(97)	$(24,295)

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Other Comprehensive Income (Loss) of Affiliated Companies	Total
Balance at January 1, 2016 (a)	$(22,145)	$(2,129)	$(128)	$(97)	$(24,499)
Other comprehensive income before reclassifications	—	—	136	—	136
Amounts reclassified from AOCL (b)	—	100	(32)	—	68
Net current period other comprehensive income (loss)	—	100	104	—	204
Balance at June 30, 2016 (a)	$(22,145)	$(2,029)	$(24)	$(97)	$(24,295)

(a) Determined using a combined average statutory tax rate of 40%.

(b) See table below.

The following table provides details about reclassifications out of AOCL for the three and six months ended June 30, 2016:

	Amounts Reclassified from AOCL (in thousands)		Affected Line Item in the Condensed Consolidated Statements of Income
	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Unrealized Loss on Derivatives-Other - interest rate contracts designated as cash flow hedges	$82	$168	Interest Charges
Income Taxes	(33)	(68)	Income Taxes (a)
	$49	$100

Unrealized Gain on Available-for-Sale Securities	$(33)	$(57)	Other Income
Income Taxes	15	25	Income Taxes (a)
	$(18)	$(32)

Losses from reclassifications for the period net of tax	$31	$68

(a) Determined using a combined average statutory tax rate of 40%.

16.	SUBSEQUENT EVENT:

In July 2016, the $10.0 million note receivable as of June 30, 2016 from a not-for-profit organization formed to spur economic development in Atlantic City, New Jersey (see Note 5), was repaid in full, including interest.

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

Environmental Remediation —Other than the changes discussed in Note 8 to the condensed consolidated financial statements, there have been no significant changes to the status of the Company’s environmental remediation efforts since December 31, 2015. See detailed discussion concerning Environmental Remediation Costs in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

SJI's net income for the three months ended June 30, 2016 decreased $18.1 million to a net loss of $4.8 million compared with the same period in 2015, primarily as a result of the following:

•
The net income contribution from the wholesale energy operations at SJRG for the three months ended June 30, 2016 decreased $28.2 million to a net loss of $18.8 million. This was primarily due to an approximately $27.0 million decrease resulting from the change in unrealized gains and losses on derivatives used by the wholesale energy operations to mitigate natural gas commodity price risk, as discussed under "Operating Revenues - Energy Group" below, along with an approximately $1.2 million decrease related to lower margins on daily energy trading activities, as discussed under "Gross Margin - Energy Group" below.

•	The net income contribution from on-site energy production at Marina for the three months ended June 30, 2016 increased $5.4 million to $3.6 million. This was primarily due to the following:

◦
$7.7 million increase due to the impact of a reduction in the carrying amount of an investment at one of Energenic's operating subsidiaries, which occurred in the second quarter of 2015 (see Note 5 to the condensed consolidated financial statements),

◦
$2.4 million increase due to several new renewable energy projects that began operations over the past twelve months, along with higher prices on solar renewable energy credits (SRECs) compared to the previous year as discussed in "Gross Margin - Energy Services" below.

◦	$1.3 million increase due to a settlement at Marina in 2016 (see in Note 5 to the condensed consolidated financial statements).

◦
$6.0 million decrease due to a projected decrease in the investment tax credits available on renewable energy facilities as compared to the same period in 2015. This reduction is consistent with the previously announced strategy of substantially reducing investment tax credits from solar development in 2016.

•
The net income contribution from retail gas and electric operations at SJE for the three months ended June 30, 2016 increased $4.9 million to $5.1 million, primarily due to the change in unrealized gains and losses on forward financial contracts used to mitigate price risk on retail gas as discussed under "Operating Revenues – Energy Group" below.

SJI's net income for the six months ended June 30, 2016 decreased $3.6 million to $63.2 million compared with the same period in 2015, primarily as a result of the following:

•
The net income contribution from the wholesale energy operations at SJRG for the six months ended June 30, 2016 decreased $4.8 million to $4.7 million. This was primarily due to an approximately $10.4 million decrease resulting from the change in unrealized gains and losses on derivatives used by the wholesale energy operations to mitigate natural gas commodity price risk, as discussed under "Operating Revenues - Energy Group" below, partially offset by an approximately $5.6 million increase related to additional capacity, as discussed under "Gross Margin - Energy Group" below.

•	The net income contribution from on-site energy production at Marina for the six months ended June 30, 2016 decreased $2.2 million to $3.7 million, primarily due to the following:

◦
$14.6 million decrease due to a projected decrease in the investment tax credits available on renewable energy facilities as compared to the same period in 2015. This reduction is consistent with the previously announced strategy of substantially reducing investment tax credits from solar development in 2016.

◦
$8.7 million increase due to the impact of a reduction in the carrying amount of an investment at one of Energenic's operating subsidiaries, which occurred in 2015 (see Note 5 to the condensed consolidated financial statements),

◦
$2.4 million increase due to several new renewable energy projects that began operations over the past twelve months, along with higher prices on SRECs compared to the previous year as discussed in "Gross Margin - Energy Services" below.

◦	$1.3 million increase due to a settlement at Marina in 2016 (see in Note 5 to the condensed consolidated financial statements).

•
The net income contribution from retail gas and electric operations at SJE for the six months ended June 30, 2016 increased $2.8 million to $5.2 million, primarily due to the change in unrealized gains and losses on forward financial contracts used to mitigate price risk on retail gas as discussed under "Operating Revenues – Energy Group" below.

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

The types of transactions that cause the most significant volatility in operating results are as follows:

•
The wholesale energy operations at SJRG purchases and holds natural gas in storage and maintains capacity on interstate pipelines to earn profit margins in the future. The wholesale energy operations utilize derivatives to mitigate price risk in order to substantially lock-in the profit margin that will ultimately be realized. However, both gas stored in inventory and pipeline capacity are not considered derivatives and are not subject to fair value accounting. Conversely, the derivatives used to reduce the risk associated with a change in the value of the inventory and pipeline capacity are accounted for at fair value, with changes in fair value recorded in operating results in the period of change. As a result, earnings are subject to volatility as the market price of derivatives change, even when the underlying hedged value of the inventory and pipeline capacity are unchanged. Additionally, volatility in earnings is created when realized gains and losses on derivatives used to mitigate commodity price risk on expected future purchases of gas injected into storage are recognized in earnings when the derivatives settle, but the cost of the related gas in storage is not recognized in earnings until the period of withdrawal. This volatility can be significant from period to period. Over time, gains or losses on the sale of gas in storage, as well as use of capacity, will be offset by losses or gains on the derivatives, resulting in the realization of the profit margin expected when the transactions were initiated.

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

We define Economic Earnings as: Income from continuing operations, (a) less the change in unrealized gains and plus the change in unrealized losses, as applicable and in each case after tax, on all derivative transactions; (b) less realized gains and plus realized losses, as applicable and in each case after tax, on all commodity derivative transactions attributed to expected purchases of gas in storage to match the recognition of these gains and losses with the recognition of the related cost of the gas in storage in the period of withdrawal; and (c) less the impact of transactions or contractual arrangements where the true economic impact will be realized in a future period. With respect to the third part of the definition of Economic Earnings:

•
For the three and six months ended June 30, 2016 and 2015, Economic Earnings includes additional depreciation expense on a solar generating facility. During 2012, an impairment charge was recorded within Income from Continuing Operations on a solar generating facility which reduced its depreciable basis and recurring depreciation expense. This impairment charge was excluded from Economic Earnings and, therefore, the related reduction in depreciation expense is being added back.

•
For the three and six months ended June 30, 2015, Economic Earnings includes losses of $3.8 million and $2.5 million, respectively, from affiliated companies that, in the periods prior to the second quarter of 2015, were not included in Economic Earnings. These adjustments are the result of a reserve for uncollectible accounts recorded by an Energenic subsidiary that owned and operated a central energy center and energy distribution system for a hotel, casino and entertainment complex in Atlantic City, New Jersey (see Note 5 to the condensed consolidated financial statements). In the periods prior to the second quarter of 2015, this charge was excluded from Economic Earnings until the total economic impact of the proceedings was realized. During the second quarter of 2015, the Company, through its investment in Energenic, reduced the carrying value of the investment in this project. As such, this charge is included in Economic Earnings for the three and six months ended June 30, 2015.

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

Economic Earnings for the three months ended June 30, 2016 increased $6.8 million to $8.7 million compared with the same period in 2015, primarily as a result of the following:

•	The income contribution from on-site energy production at Marina for the three months ended June 30, 2016 increased $8.1 million to $3.8 million, primarily due to the following:

◦
$10.9 million increase due to the impact of a reduction in the carrying amount of an investment at one of Energenic's operating subsidiaries, which occurred in the second quarter of 2015 (see Note 5 to the condensed consolidated financial statements),

◦
$1.9 million increase due to several new renewable energy projects that began operations over the past twelve months, along with higher prices on solar renewable energy credits (SRECs) compared to the previous year as discussed in "Gross Margin - Energy Services" below.

◦	$1.3 million increase due to a settlement at Marina in 2016 (see in Note 5 to the condensed consolidated financial statements).

◦
$6.0 million decrease due to a projected decrease in the investment tax credits available on renewable energy facilities as compared to the same period in 2015. This reduction is consistent with the previously announced strategy of substantially reducing investment tax credits from solar development in 2016.

•
The income contribution from the wholesale energy operations at SJRG for the three months ended June 30, 2016 decreased $1.2 million to a net loss of $0.9 million primarily due to lower margins on daily energy trading activities, as discussed under "Gross Margin - Energy Group" below.

Economic Earnings for the six months ended June 30, 2016 increased $4.9 million to $65.7 million compared with the same period in 2015 primarily as a result of the following:

•
The income contribution from the wholesale energy operations at SJRG for the six months ended June 30, 2016 increased $5.6 million to $10.9 million primarily due to additional capacity, as discussed under "Gross Margin - Energy Group" below.

•	The income contribution from on-site energy production at Marina for the six months ended June 30, 2016 decreased $0.1 million to $4.1 million primarily due to the following:

◦
$14.6 million decrease due to a projected decrease in the investment tax credits available on renewable energy facilities as compared to the same period in 2015. This reduction is consistent with the previously announced strategy of substantially reducing investment tax credits from solar development in 2016.

◦
$11.1 million increase due to the impact of a reduction in the carrying amount of an investment at one of Energenic's operating subsidiaries, which occurred in 2015 (see Note 5 to the condensed consolidated financial statements),

◦
$2.1 million increase due to several new renewable energy projects that began operations over the past twelve months, along with higher prices on SRECs compared to the previous year as discussed in "Gross Margin - Energy Services" below.

◦	$1.3 million increase due to a settlement at Marina in 2016 (see in Note 5 to the condensed consolidated financial statements)

The following table presents a reconciliation of our income from continuing operations and earnings per share from continuing operations to Economic Earnings and Economic Earnings per share for the three and six months ended June 30 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(Loss) Income from Continuing Operations	$(4,798)	$13,341	$63,389	$67,194
Minus/Plus:
Unrealized Mark-to-Market Losses (Gains) on Derivatives*	22,523	(15,334)	3,911	(8,151)
Realized Losses on Inventory Injection Hedges*	23	12	26	62
Net Loss from Affiliated Companies (A)*	—	(3,777)	—	(2,540)
Other (B)*	(41)	(41)	(82)	(82)
Income Taxes (C)	(9,002)	7,656	(1,542)	4,284
Economic Earnings	$8,705	$1,857	$65,702	$60,767

Earnings per Share from Continuing Operations	$(0.06)	$0.19	$0.86	$0.98
Minus/Plus:
Unrealized Mark-to-Market (Gains) Losses on Derivatives*	0.30	(0.22)	0.05	(0.12)
Net Loss from Affiliated Companies (A)*	—	(0.05)	—	(0.03)
Income Taxes (C)	(0.12)	0.11	(0.02)	0.06
Economic Earnings per Share	$0.12	$0.03	$0.89	$0.89

The effect of derivative instruments not designated as hedging instruments under GAAP in the condensed consolidated statements of income (see Note 12 to the condensed consolidated financial statements) is as follows (gains (losses) in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(Losses) gains on energy related commodity contracts	$(21,371)	$14,685	$(2,716)	$7,978
(Losses) gains on interest rate contracts	(229)	541	(656)	243
Total before income taxes	(21,600)	15,226	(3,372)	8,221
Unrealized mark-to-market (losses) gains on derivatives held by affiliated companies, before taxes*	(923)	108	(539)	(70)
Total unrealized mark-to-market (losses) gains on derivatives*	(22,523)	15,334	(3,911)	8,151
Realized losses on inventory injection hedges*	(23)	(12)	(26)	(62)
Net Loss from Affiliated Companies (A)*	—	3,777	—	2,540
Other (B)*	41	41	82	82
Income taxes (C)	9,002	(7,656)	1,542	(4,284)
Total reconciling items between income (losses) from continuing operations and economic earnings	$(13,503)	$11,484	$(2,313)	$6,427

* Certain reclassifications have been made to the prior period numbers in these tables to conform to the current period presentation. The prior period numbers in these line items have been adjusted to be presented before income taxes.

(A) Resulting from a reserve for uncollectible accounts recorded by an Energenic subsidiary that owned and operated a central energy center and energy distribution system for a hotel, casino and entertainment complex in Atlantic City, New Jersey (see Note 5 to the condensed consolidated financial statements). In the periods prior to the second quarter of 2015, this charge was excluded from Economic Earnings until the total economic impact of the proceedings was realized. During the second quarter of 2015, the Company, through its investment in Energenic, reduced the carrying value of the investment in this project. As such, this charge is included in Economic Earnings for the three and six months ended June 30, 2015.

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

(C) Determined using a combined average statutory tax rate of 40%.

The following tables summarize the composition of selected gas utility operations data for the three and six months ended June 30 (in thousands, except for degree day data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Utility Throughput – decatherms (dt):
Firm Sales -
Residential	3,032	2,535	14,170	17,289
Commercial	904	673	3,087	4,351
Industrial	56	37	208	265
Cogeneration & Electric Generation	503	402	697	496
Firm Transportation -
Residential	268	265	1,276	1,792
Commercial	1,438	967	4,261	4,372
Industrial	2,931	3,069	5,984	6,017
Cogeneration & Electric Generation	1,361	1,710	2,840	3,078

Total Firm Throughput	10,493	9,658	32,523	37,660

Interruptible Sales	—	17	2	20
Interruptible Transportation	225	319	600	652
Off-System Sales	2,722	2,157	7,772	6,621
Capacity Release	17,747	13,945	33,898	28,990

Total Throughput - Utility	31,187	26,096	74,795	73,943

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Utility Operating Revenues:
Firm Sales -
Residential	$34,716	$42,376	$152,498	$212,585
Commercial	8,580	9,701	30,725	47,110
Industrial	431	435	1,809	3,122
Cogeneration & Electric Generation	1,435	1,483	2,181	2,288
Firm Transportation -
Residential	2,138	2,350	8,631	10,827
Commercial	6,107	4,716	18,585	18,477
Industrial	4,888	5,269	10,218	11,600
Cogeneration & Electric Generation	863	1,088	2,372	2,996

Total Firm Revenues	59,158	67,418	227,019	309,005

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interruptible Sales	—	242	18	298
Interruptible Transportation	155	354	487	764
Off-System Sales	7,590	6,108	21,078	30,096
Capacity Release	1,566	1,350	7,381	2,658
Other	293	340	545	649
	68,762	75,812	256,528	343,470
Less: Intercompany Sales	(489)	(518)	(4,586)	(1,646)
Total Utility Operating Revenues	68,273	75,294	251,942	341,824
Less:
Cost of Sales - Utility (Excluding depreciation)	19,508	24,901	84,714	169,875
Conservation Recoveries*	2,032	4,861	7,133	17,124
RAC Recoveries*	2,297	2,280	4,595	4,561
EET Recoveries*	709	998	1,508	2,047
Revenue Taxes	177	208	538	787
Utility Margin**	$43,550	$42,046	$153,454	$147,430

Margin:
Residential	$26,483	$23,419	$97,761	$114,103
Commercial and Industrial	14,795	12,268	40,024	44,982
Cogeneration and Electric Generation	1,156	1,187	2,469	2,380
Interruptible	21	29	42	84
Off-System Sales & Capacity Release	750	507	2,431	2,078
Other Revenues	767	947	1,018	1,255
Margin Before Weather Normalization & Decoupling	43,972	38,357	143,745	164,882
CIP Mechanism	(1,331)	3,185	7,932	(18,396)
EET Mechanism	909	504	1,777	944
Utility Margin**	$43,550	$42,046	$153,454	$147,430

Degree Days:	580	415	2,796	3,340

*Represents expenses for which there is a corresponding credit in operating revenues.  Therefore, such recoveries have no impact on SJG's financial results.
**Utility Margin is further defined under the caption "Margin - Gas Utility Operations" below.

Throughput - Gas Utility Operations -
Total gas throughput increased by 5.1 MMdts and 0.9 MMdts during the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015, primarily due to a 3.8 MMdt increase in capacity release in the second quarter of 2016. The increase in capacity release volume in the second quarter was primarily related to specific releases made of Columbia pipeline capacity that did not occur in the same period in 2015. An increase in third-party supplier deliveries on Columbia pipeline to SJG’s system freed up capacity at the utility and allowed for additional capacity release during the period. Off-System Sales (OSS) volume also increased 0.6 MMdts in the second quarter of 2016, compared to the same period in 2015, due to increased opportunity to supply natural gas to gas-fired power generation facilities during the period. Total firm throughput also increased 0.8 MMdts as the result of cooler weather during the second quarter of 2016 compared to the same period in the prior year and the addition of 4,929 customers, a 1.3% increase over the last twelve months.

For the six months ended June 30, 2016, OSS and capacity release increased 1.2 MMdts and 4.9 MMdts, respectively. Weather that was 6.4% warmer-than-normal created less demand in SJG’s service territory and more supply available for OSS and capacity release activity. Capacity release also benefited from additional third-party supplies, as previously discussed. Total firm throughput decreased 5.1 MMdts, or 13.6%, for the six months ended June 30, 2016, compared to the same period in 2015. The primary reason for the decrease was unseasonably warm weather that was 16.3% warmer during the first six months of 2016, compared to the same period in 2015. The negative impact of weather on firm throughput was partially offset by a 1.3% increase in customers compared with the same period in 2015.

Conservation Incentive Program (CIP) - Gas Utility Operations - The effects of the CIP on net income of the gas utility operations for the three and six months ended June 30, 2016 and 2015 and the associated weather comparisons are as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Income Impact:
CIP – Weather Related	$(1.1)	$1.7	$2.9	$(7.3)
CIP – Usage Related	0.3	0.2	1.8	(3.6)
Total Net Income Impact	$(0.8)	$1.9	$4.7	$(10.9)

Weather Compared to 20-Year Average	10.7% Colder	20.7% Warmer	6.4% Warmer	14.7% Colder
Weather Compared to Prior Year	39.8% Colder	12.7% Warmer	16.3% Warmer	2.4% Colder

Operating Revenues - Gas Utility Operations - Revenues decreased $7.0 million, or 9.3%, during the three months ended June 30, 2016, compared with the same period in 2015, after eliminating intercompany transactions. Total firm revenue was $8.3 million lower during the three months ended June 30, 2016, compared to the same period in the prior year. This was primarily due to SJG reducing its Basic Gas Supply Service (BGSS) rate effective October 1, 2015 by 18.6%, thereby reducing revenue by $6.8 million during the second quarter of 2016. In addition, migration of commercial customers from sales to transportation services, which do not include commodity costs, also lowered revenue during the quarter. While changes in natural gas costs and BGSS recoveries/refunds fluctuate from period to period, SJG does not profit from the sale of the commodity. Therefore, fluctuations in Utility Operating Revenue and Utility Cost of Sales, such as those discussed above, did not have an impact on SJG’s profitability.

The increase in OSS volume, discussed above under "Throughput-Gas Utility Operations," resulted in a corresponding increase in revenue, as unit sales prices remained relatively flat during the three months ended June 30, 2016, compared with the same period in 2015. While capacity release throughput increased significantly during the second quarter, lower unit prices significantly offset the impact on revenue. The impact of changes in OSS and capacity release activity does not have a material effect on the earnings of SJG, as SJG is required to return 85% of the profits of such activity to its ratepayers. Earnings from OSS and capacity release can be seen in the “Margin” table above.

Revenues decreased $89.9 million, or 26.3%, during the six months ended June 30, 2016, compared with the same period in 2015 after eliminating intercompany transactions. Total firm revenue was $82.0 million lower during the six months ended June 30, 2016 compared to the same period in the prior year, due to several factors. Firm throughput was significantly lower during the first six months of 2016, compared to the same period in the prior year, as discussed above under “Throughput-Gas Utility Operations.” The impact of this reduction in throughput lowered SJG’s recovery of natural gas costs through its BGSS mechanism by $42.8 million. In addition, SJG reduced its BGSS rate effective October 1, 2015 by 18.6%, further reducing revenue by $24.13 million during the first six months of 2016. Finally, SJG provided a $20.0 million BGSS bill credit to its residential and small commercial customers in January 2016, of which $18.7 million reduced revenue for the first six months of 2016, after consideration for sales tax. As previously discussed, these changes in natural gas costs and BGSS recoveries/refunds did not have an impact on SJG’s profitability.

Despite the increase in OSS discussed above under "Throughput - Gas Utility Operations," a 40% reduction in unit prices resulted in a net decrease of $9.0 million in OSS revenues during the six months ended June 30, 2016 compared with the same period in 2015. Capacity release revenue increased $4.7 million as a result of specific releases to Transco Zone 5 at a relatively high value, which primarily occurred during the first quarter of 2016. However, as previously discussed, the impact of changes in OSS and capacity release activity does not have a material impact on the earnings of SJG.

Operating Revenues - Energy Group -  Combined revenues for Energy Group, net of intercompany transactions, decreased $23.7 million, or 27.6%, to $62.2 million, and increased $6.7 million, or 3.6%, to $194.6 million for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015.

Revenues from retail gas operations at SJE, net of intercompany transactions, increased $3.5 million, or 19.0%, and decreased $4.8 million, or 8.5%, for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015. Excluding the change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $(6.9) million and $(5.4) million, revenues decreased $3.4 million, or 18.8%, and $10.2 million, or 18.5%, for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015.

A summary of SJE's retail gas revenue is as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
SJE Retail Gas Revenue	$21.5	$18.0	$3.5	$51.1	$55.9	$(4.8)
Add: Unrealized Losses (Subtract: Unrealized Gains)	(6.7)	0.2	(6.9)	(6.5)	(1.1)	(5.4)
SJE Retail Gas Revenue, Excluding Unrealized Losses (Gains)	$14.8	$18.2	$(3.4)	$44.6	$54.8	$(10.2)

The decrease in revenues for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015 was mainly due to a 26.0% and 28.1% decrease, respectively, in the average monthly New York Mercantile Exchange (NYMEX) settle price.

Revenues from retail electric operations at SJE, net of intercompany transactions, increased $7.0 million, or 20.1%, and $16.4 million, or 25.9%, for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $(1.0) million and $(0.8) million, revenues increased $6.0 million, or17.2%, and $15.6 million, or 24.7%, for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015.

A summary of revenues from retail electric operations at SJE is as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
SJE Retail Electric Revenue	$41.7	$34.7	$7.0	$80.1	$63.7	$16.4
Add: Unrealized Losses (Subtract: Unrealized Gains)	(1.1)	(0.1)	(1.0)	(0.9)	(0.1)	(0.8)
SJE Retail Electric Revenue, Excluding Unrealized Losses (Gains)	$40.6	$34.6	$6.0	$79.2	$63.6	$15.6

The increase in revenues from retail electric operations at SJE, as defined above, for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015, was mainly due to a 4.5% and 22.0%, respectively, increase in sales volumes, partially offset by a 27.9% and 22.7%, respectively, decrease in the average monthly sales price, which was driven by a lower average Locational Marginal Price (LMP) per megawatt hour. SJE uses forward financial contracts to mitigate commodity price risk on fixed price electric contracts. In accordance with GAAP, the forward financial contracts are recorded at fair value, with changes in fair value recorded in earnings in the period of change. The related customer contracts are not considered derivatives and, therefore, are not recorded in earnings until the electricity is delivered. As a result, earnings are subject to volatility as the market price of the forward financial contracts change, even when the underlying hedged value of the customer contract is unchanged. Over time, gains or losses on the sale of the fixed price electric under contract will be offset by losses or gains on the forward financial contracts, resulting in the realization of the profit margin expected when the transactions were initiated. The retail electric operations at SJE serve both fixed and market-priced customers.

Revenues from wholesale energy operations at SJRG, net of intercompany transactions, decreased $33.8 million and $4.6 million for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $43.9 million and $16.7 million, revenues from the wholesale energy operations at SJRG increased $10.1 million and $12.1 million for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015.

A summary of revenues from wholesale energy operations at SJRG is as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
SJRG Revenue	$(0.7)	$33.1	$(33.8)	$63.7	$68.3	$(4.6)
Add: Unrealized Losses (Subtract: Unrealized Gains)	29.1	(14.8)	43.9	9.9	(6.8)	16.7
Add: Realized Losses (Subtract: Realized Gains) on Inventory Injection Hedges	—	—	—	0.1	0.1	—
SJRG Revenue, Excluding Unrealized Losses (Gains) and Realized Losses (Gains) on Inventory Injection Hedges	$28.4	$18.3	$10.1	$73.7	$61.6	$12.1

The increase in revenues from the wholesale energy operations at SJRG, as defined above, for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015, was primarily due to additional capacity and revenues earned on gas supply contracts with two electric generation facilities, partially offset by a 26.0% and 28.1%, respectively, decrease in the average monthly NYMEX settle price. As discussed in Note 1 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K for the year ended December 31, 2015, revenues and expenses related to the energy trading activities of the wholesale energy operations at SJRG are presented on a net basis in Operating Revenues – Nonutility on the condensed consolidated income statement.

Operating Revenues - Energy Services -  Combined revenues for Energy Services, net of intercompany transactions, increased $7.4 million, or 45.0%, to $23.9 million and $9.9 million, or 32.0%, to $40.9 million for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015.
Revenues from on-site energy production at Marina, net of intercompany transactions, increased $8.1 million, or 58.5%, to $21.8 million and $11.1 million, or 42.6%, to $37.0 million for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015. These increases were primarily due to higher prices on solar renewable energy credits (SRECs) compared to the previous periods, an increase in SRECs transferred due to new solar projects and the revenues earned at several entities that became wholly owned by Marina as of December 31, 2015 (see Note 3 to the condensed consolidated financial statements).  Solar revenues, net of intercompany transactions, which is included in revenues from on-site energy production above, increased $6.0 million, or 72.8%, to $14.2 million and $7.9 million, or 58.6%, to $21.5 million for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015.

SRECs represent the renewable energy attribute of the solar electricity generated, which can be sold to customers. Marina does not recognize revenue, or the related margin, until the SREC is certified and transferred to the customer’s electronic account. Customers may purchase SRECs to comply with solar requirements under various state renewable energy regulations. Approximately 78% of Marina’s solar production is in New Jersey.

Marina hedges a portion of its anticipated SREC production through the use of forward sales contracts. The hedged percentage of projected SREC production related to in-service assets in New Jersey is 95% and 57% for energy years ending May 31, 2017 and 2018, respectively.

Installed capacity was 194 MW and 130 MW at June 30, 2016 and 2015, respectively.

Revenues from appliance service operations at SJESP, net of intercompany transactions, did not change significantly for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015.

Margin - Gas Utility Operations - Total margin increased $1.5 million, or 3.6%, and $6.0 million, or 4.1%, for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015. The rolling into base rates of Storm Hardening and Reliability Program (SHARP) investments of approximately $36.6 million on October 1, 2015 contributed approximately $0.8 million and $2.8 million of additional margin for the three and six months ended June 30, 2016, respectively, compared with the same period in 2015. In addition, SJG added 4,929 customers over the 12-month period ended June 30, 2016, contributing approximately $0.6 million and $2.7 million in additional margin during the three and six months ended June 30, 2016, compared with the same periods of 2015, respectively.

The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. As reflected in the margin and CIP tables above, the CIP mechanism reduced margin by $1.3 million, or $0.8 million after taxes, for the three months ended June 30, 2016, primarily due to weather that was colder than average. For the three months ended June 30, 2015, the CIP mechanism protected $3.2 million, or $1.9 million after taxes, that would have been lost due to weather that was warmer than average. The CIP mechanism protected $7.9 million, or $4.7 million after taxes, of margin for the six months ended June 30, 2016 that would have been lost due to weather that was warmer than average and lower customer usage. The CIP mechanism reduced margin by $18.4 million, or $10.9 million after taxes, for the six months ended June 30, 2015, primarily due to weather that was much colder than normal.

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

Gross Margin - Energy Group - Combined gross margins for Energy Group decreased $38.1 million to a loss of $16.7 million and $2.4 million to $27.8 million for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015. These changes were primarily due to the following:

•
Gross margin from SJE’s retail gas and other operations increased $6.8 million to $8.3 million and $3.8 million to $9.6 million for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015. Excluding the change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $(6.9) million and $(5.4) million, gross margin decreased $0.1 million and $1.6 million for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015. The three-month comparative period change was not significant. The six-month comparative period decrease is primarily due to warmer weather conditions in the first quarter of 2016 compared with the same period in 2015. Excluding the impact of the unrealized gains/losses discussed above, gross margin as a percentage of Operating Revenues did not change significantly for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015.

•
Gross margin from SJE’s retail electric operations increased $1.7 million to $3.2 million and $1.9 million to $4.5 million for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $(1.0) million and $(0.8) million, gross margin increased $0.7 million and $1.1 million for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015. These increases are mainly due to increased sales volumes as discussed in "Operating Revenues - Energy Group" above. Excluding the impact of the unrealized gains/losses discussed above, gross margin as a percentage of Operating Revenues did not change significantly for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015.

•
Gross margin from the wholesale energy operations at SJRG decreased $46.6 million to a loss of $28.2 million and $8.1 million to $13.8 million for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $43.9 million and $16.7 million, gross margin for the wholesale energy operations at SJRG decreased $2.7 million and increased $8.6 million for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015. The three-month comparative period decrease was primarily due to lower margins on daily energy trading activities. The six-month comparative period increase was due mainly to additional capacity in the first quarter of 2016 compared to the prior year.

The wholesale energy operations at SJRG expect to continue to add incremental margin from marketing and related opportunities in the Marcellus region, capitalizing on its established presence in the area. Future margins could fluctuate significantly due to the volatile nature of wholesale gas prices. As of June 30, 2016, the wholesale energy operations had 9.1 Bcf of storage and 373,253 dts/day of transportation under contract.

Gross Margin - Energy Services - Combined gross margins for Energy Services increased $9.0 million to $24.0 million and $15.2 million to $41.0 million for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015. These changes were primarily due to the following:

•
Gross margin from on-site energy production at Marina increased $9.1 million to $22.9 million and $15.5 million to $39.0 million for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015. Gross margin as a percentage of Operating Revenues increased 4.7 and 14.7 percentage points for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015. These increases are primarily due to several new higher margin renewable energy projects that began operations over the past twelve months, along with higher prices on SRECs compared to the previous year. Also contributing to the increase were margins earned at several entities that became wholly owned by Marina as of December 31, 2015 (see Note 3 to the condensed consolidated financial statements).

•	Gross margin from appliance service operations at SJESP did not change significantly for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015.

Operating Expenses - A summary of net changes in operations expense for the three and six months ended June 30, follows (in thousands):

	Three Months Ended June 30, 2016 vs. 2015	Six Months Ended June 30, 2016 vs. 2015
Gas Utility Operations	$(1,414)	$(8,703)
Nonutility:
Energy Group:
Wholesale Energy Operations	(369)	22
Retail Gas and Other Operations	17	214
Retail Electric Operations	248	273
Subtotal Energy Group	(104)	509
Energy Services:
On-Site Energy Production	3,571	7,405
Appliance Service Operations	(136)	(346)
Subtotal Energy Services	3,435	7,059
Total Nonutility	3,331	7,568
Intercompany Eliminations and Other	531	519
Total Operations Expense	$2,448	$(616)

Operations - Gas utility operations expense decreased $1.4 million and $8.7 million for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015.  The decreases primarily resulted from the operation of SJG's New Jersey Clean Energy Program and Energy Efficiency Programs. Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting decrease in revenue during the three and six months ended June 30, 2016, compared with the same periods in the prior year. This was due to a reduction in the approved rates used to recover such costs, as well as lower recoveries resulting from warmer weather primarily during the first quarter of 2016, as previously discussed under "Throughput-Gas Utility Operations" above.

Nonutility operations expense increased $3.3 million and $7.6 million for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015, primarily due to operating expenses incurred at several entities that became wholly owned by Marina as of December 31, 2015 (see Note 3 to the condensed consolidated financial statements) along with operating expenses at several new renewable energy projects that began operations over the past twelve months. Also contributing to the increase is additional personnel, governance and compliance costs incurred to support continued growth.

Maintenance - The change in maintenance expense for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015, was not significant.

Depreciation - Depreciation increased $4.9 million and $8.7 million for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015, primarily due to the increased investment in property, plant and equipment by the gas utility operations of SJG and on-site energy production at Marina.

Energy and Other Taxes - The change in energy and other taxes for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015, was not significant.

Other Income and Expense - Other income increased $1.3 million for both the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015 primarily due to a settlement at Marina in 2016 as discussed in Note 5 to the condensed consolidated financial statements.

Interest Charges – Interest charges increased $0.8 million and $1.3 million for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015 primarily due to higher amounts of long-term debt outstanding at SJI and SJG, partially offset by higher capitalization of interest costs on construction at the gas utility operations of SJG during 2016. This was a result of accumulating capital investments under SJG's Accelerated Infrastructure Replacement Program (AIRP). AIRP investments are approved by the New Jersey Board of Public Utilities (BPU) to accrue interest on construction until such time as they are rolled into base rates.

Income Taxes – Income tax benefit increased $3.9 million for the three months ended June 30, 2016 compared with the same period in 2015 primarily due to a loss before income taxes incurred during the three months ended June 30, 2016 compared to income in the prior period, along with a higher effective tax rate due to a projected decrease in the investment tax credits available on renewable energy facilities at Marina. Income tax expense increased $18.7 million for the six months ended June 30, 2016 compared with the same period in 2015 primarily due to higher income before income taxes along with a higher effective tax rate due to a projected decrease in the investment tax credits available on renewable energy facilities at Marina.

Equity in Earnings (Losses) of Affiliated Companies – Equity in losses of affiliated companies decreased $15.7 million for the three months ended June 30, 2016 compared with the same period in 2015. Equity in affiliated companies went from a loss of $15.4 million to earnings of less than $0.1 million for the six months ended June 30, 2016 and 2015, respectively. The three and six month comparative period changes were primarily due to the impact of a reduction in the carrying amount of an investment at one of Energenic's operating subsidiaries, which occurred in the second quarter of 2015 (see Note 5 to the condensed consolidated financial statements).

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

Cash Flows from Operating Activities — Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $158.1 million and $102.1 million in the first six months of 2016 and 2015, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries.  Operating activities in the first six months of 2016 produced more net cash than the same period in 2015, primarily due to improvements in working capital as a result of lower payments for gas purchases driven by warmer weather experienced during the first quarter of 2016. Also, SJI did not make a pension payment in 2016. In 2015, SJI made a $15.0 million pension contribution as a result of a decline in the discount rate and new mortality tables released at the end of 2014, both of which negatively impacted the funding status of its pension plans. The Company strives to keep its pension plans fully funded. When factors such as lesser than expected asset performance and/or declining discount rates negatively impact the funding status of the plans, the Company increases its contributions to supplant that funding shortfall.

Cash Flows from Investing Activities — SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. Net cash outflows from investing activities, which are primarily construction projects, for the first six months of 2016 and 2015 amounted to $115.1 million and $145.7 million, respectively. We estimate the net cash outflows for investing activities for fiscal years 2016, 2017 and 2018 at SJI to be approximately $321.9 million, $383.6 million and $221.5 million, respectively. The high level of investing activities for 2016, 2017 and 2018 is due to a combination of the accelerated infrastructure investment programs and a major pipeline project to support an electric generation facility, both at SJG.  Also contributing to the high level of investing activities are SJI Midstream investments in 2016 through 2018 and limited solar projects at Marina in 2016. The Company expects to use short-term borrowings under lines of credit from commercial banks and the commercial paper program to finance these investing activities as incurred. From time to time, the Company may refinance the short-term debt with long-term debt.

In support of its risk management activities, the Company is required to maintain margin accounts with selected counterparties as collateral for its forward contracts, swap agreements, options contracts and futures contracts. These margin accounts are included in Restricted Investments or Margin Account Liability, depending upon the value of the related contracts (the change in the Margin Account Liability is reflected in cash flows from Operating Activities) on the condensed consolidated balance sheets. The required amount of restricted investments changes on a daily basis due to fluctuations in the market value of the related outstanding contracts and is difficult to predict. Margin posted by the Company decreased by $7.8 million in the first six months of 2016, compared with a decrease of $12.6 million in the same period of 2015.

During the first six months of 2016 and 2015, the Company made net investments in unconsolidated affiliates of $4.6 million and $1.3 million, respectively.

In June 2015, SJG advanced $10.0 million to a not-for-profit organization formed to spur economic development in Atlantic City, New Jersey. The note bears interest at 1.0% for an initial term of six months, with the borrower’s option to extend the term for two additional terms of three months each. In December 2015 and February 2016, the borrower exercised each option, respectively. SJG holds a first lien security interest on land in Atlantic City as collateral against this note.  In July 2016, the note was repaid in full (see Note 16 to the condensed consolidated financial statements).

Cash Flows from Financing Activities — Short-term borrowings from the commercial paper program and lines of credit from commercial banks are used to supplement cash flows from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, short-term debt incurred to finance capital expenditures is refinanced with long-term debt.

Credit facilities and available liquidity as of June 30, 2016 were as follows (in thousands):

Company	Total Facility	Usage		Available Liquidity	Expiration Date
SJG:
Commercial Paper Program/Revolving Credit Facility	$200,000	$14,100	(A)	$185,900	May 2018
Uncommitted Bank Lines	10,000	—		10,000	August 2016	(C)

Total SJG	210,000	14,100		195,900

SJI:

Revolving Credit Facility	400,000	134,900	(B)	265,100	February 2018

Total SJI	400,000	134,900		265,100

Total	$610,000	$149,000		$461,000

(A) Includes letters of credit outstanding in the amount of $0.8 million.
(B) Includes letters of credit outstanding in the amount of $2.8 million.
(C) SJG anticipates renewing the Uncommitted Bank Line prior to expiration.

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary the SJI facilities can also be used to support SJG’s liquidity needs. All committed facilities contain one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreements), measured on a quarterly basis. SJI and SJG were in compliance with these covenants as of June 30, 2016. Borrowings under these credit facilities are at market rates. The weighted average interest rate on these borrowings, which changes daily, was 1.43% and 0.96% at June 30, 2016 and 2015, respectively.  Average borrowings outstanding under these credit facilities, not including letters of credit, during the six months ended June 30, 2016 and 2015 were $325.5 million and $274.3 million, respectively. The maximum amounts outstanding under these credit facilities, not including letters of credit, during the six months ended June 30, 2016 and 2015 were $467.7 million and $368.1 million, respectively. Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business’ future liquidity needs.

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

In January 2016, SJG issued $61.0 million of long-term debt under a $200.0 million aggregate syndicated bank term facility. The facility is now fully drawn. The total outstanding amount under this facility as of June 30, 2016 is $200.0 million, which was reclassified to current portion of long-term debt on the condensed consolidated balance sheets as it is due within one year. SJG is evaluating alternatives, including refinancing or renewing the facility.

As of June 30, 2016, $16.0 million of aggregate principal amount of 2.71% Senior Notes, due June 2017 were reclassified to current portion of long-term debt on the condensed consolidated balance sheets. At this time, the Company plans to pay off this debt at maturity.

In May 2016, the Company issued and sold 8,050,000 shares of its common stock, par value $1.25 per share at a public offering, raising net proceeds of $203.6 million. The net proceeds from this offering were or will be used for capital expenditures primarily for regulated businesses, including infrastructure investments at its utility business.

SJI raises equity capital through its Dividend Reinvestment Plan (DRP). Shares of common stock offered by the DRP have been issued directly by SJI from its authorized but unissued shares of common stock. SJI raised $10.8 million and $3.6 million of equity capital through the DRP during the six months ended June 30, 2016 and 2015, respectively. SJI does not intend to issue any more new equity capital via the DRP in 2016. Effective May 1, 2016, SJI switched to purchasing shares on the open market to fund share purchases by DRP participants.

SJI’s capital structure was as follows:

	As of June 30, 2016	As of December 31, 2015	(A)
Equity	51.1%	41.6%
Long-Term Debt	43.1%	41.1%
Short-Term Debt	5.8%	17.3%
Total	100.0%	100.0%
(A) Certain reclassifications have been made to the prior period condensed consolidated balance sheets to conform to the current period presentation, causing the amounts as of December 31, 2015 to be adjusted. See Note 1 to the condensed consolidated financial statements.

SJI has paid dividends on its common stock for 65 consecutive years and has increased that dividend each year for the last 16 years.  The Company currently looks to grow that dividend consistent with earnings growth while targeting a payout ratio of between 50% and 60% of Economic Earnings.  In setting the dividend rate, the Board of Directors of SJI considers future earnings expectations, payout ratio, and dividend yield relative to those at peer companies, as well as returns available on other income-oriented investments.  However, there can be no assurance that the Company will be able to continue to increase the dividend, meet the targeted payout ratio or pay a dividend at all in the future.

COMMITMENTS AND CONTINGENCIES:

Environmental Remediation - Costs for remediation projects, net of recoveries from ratepayers, for the first six months of 2016 and 2015 amounted to net cash outflows of $13.4 million and $4.9 million, respectively. Total net cash outflows for remediation projects are expected to be $40.5 million, $56.0 million and $23.6 million for 2016, 2017 and 2018, respectively.  As discussed in Notes 10 and 15 to the Consolidated Financial Statements in Item 8 of SJI’s 10-K for the year ended December 31, 2015, certain environmental costs are subject to recovery from and ratepayers.

Standby Letters of Credit - As of June 30, 2016, SJI provided $2.8 million of standby letters of credit through its revolving credit facility to enable SJE to market retail electricity and for various construction and operating activities. SJG provided a $0.8 million letter of credit under its revolving credit facility to support the remediation of environmental conditions at certain locations in SJG's service territory. The Company also provided $87.5 million of additional letters of credit under separate facilities outside of the revolving credit facilities to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system and to finance Marina's initial thermal plant project.

Contractual Obligations - There were no significant changes to the Company’s contractual obligations described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K for the year ended December 31, 2015, except for (a) construction obligations, which increased $99.0 million in total due mainly to an increase in vendor agreements regarding contractor payments at SJG; and (b) long-term debt, which increased approximately $47.9 million due to the issuance of $61.0 million of long-term debt at SJG, partially offset by a $12.7 million retirement of debt at ACB (see Note 14 to the condensed consolidated financial statements); and (c) commodity supply purchase obligations, which decreased approximately $41.8 million due to payments made during the first six months of 2016 on commitments at SJE and SJRG, partially offset by new supply deals entered into at SJRG during the second quarter of 2016.

Off-Balance Sheet Arrangements – An off-balance sheet arrangement is any contractual arrangement involving an unconsolidated entity under which the Company has either made guarantees, or has certain other interests or obligations.

As part of the transaction involving the Energenic projects (see Note 3 to the condensed consolidated financial statements), the Company was relieved of its guarantees related to the projects in which it no longer has an ownership interest.

As of June 30, 2016, SJI had issued $5.9 million of parental guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable our subsidiary to market retail natural gas.

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

The central energy center and energy distribution system owned by the Energenic subsidiaries was financed in part by the issuance of bonds during 2011. These bonds were collateralized primarily by certain assets of the central energy center and revenue from the energy services agreement with the hotel, casino and entertainment complex. During 2015, due to the cessation of normal business operations of the complex and the inability of the Energenic subsidiaries to meet its obligations under the bonds, the trustee for the bondholders filed suit to foreclose on certain assets of the central energy center. In November 2015 during settlement discussions, the bondholders alleged, among other things, that they were entitled to recover from Energenic itself, any amounts owed under the bonds that were not covered by the collateral, including principal, interest and attorney’s fees. The bondholders’ assertion was based on inconsistent language in the bond documents. In January 2016, Energenic and certain subsidiaries reached a multi-party settlement with the bondholders. This agreement resolves all outstanding litigation and transfers ownership of the bondholders’ collateral to the owners of the entertainment complex. The Company’s share of this settlement was $7.5 million which was accrued by Energenic as of December 31, 2015 and paid in 2016. The Company entered into agreements with its insurance carrier and external legal advisors to recover, net of legal costs, approximately $7.0 million of costs associated with the bondholder settlement discussed above, $2.1 million of which has been received as of June 30, 2016 and included in Other Income on the condensed consolidated statements of income. The remaining $4.9 million is expected to be received and recognized into income prior to the end of the year.

As of June 30, 2016, the Company, through its investment in Energenic, had a remaining net asset of approximately $1.1 million included in Investment in Affiliates on the condensed consolidated balance sheets related to cogeneration assets for this project. In addition, the Company had approximately $13.6 million included in Notes Receivable - Affiliate on the condensed consolidated balance sheets, due from Energenic, which is secured by those cogeneration assets. This note is subject to a reimbursement agreement that secures reimbursement for the Company, from its joint venture partner, of a proportionate share of any amounts that are not repaid.

Management will continue to monitor the situation surrounding the complex and will evaluate the carrying value of the investment and the note receivable as future events occur.

Pending Litigation — The Company is subject to claims arising in the ordinary course of business and other legal proceedings. The Company has been named in, among other actions, certain gas supply and capacity management contract disputes and certain product liability claims related to our former sand mining subsidiary. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $3.1 million and $3.2 million related to all claims in the aggregate as of June 30, 2016 and December 31, 2015, respectively. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

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

The retail gas operations of SJE transact commodities on a physical basis and SJE typically does not enter into financial derivative positions directly. SJRG manages risk in the natural gas markets for SJE as well as for its own portfolio by entering into the types of transactions noted above. The retail electric operations of SJE use forward physical and financial contracts to mitigate commodity price risk on fixed price electric contracts. It is management's policy, to the extent practical, within predetermined risk management policy guidelines, to have limited unmatched positions on a deal or portfolio basis while conducting these activities. As a result of holding open positions to a minimal level, the economic impact of changes in value of a particular transaction is substantially offset by an opposite change in the related hedge transaction.

SJI has entered into certain contracts to buy, sell, and transport natural gas and to buy and sell retail electricity. SJI recorded a net pre-tax unrealized (loss) gain of $(21.4) million and $14.7 million during the three months ended June 30, 2016 and 2015, respectively, and a net pre-tax unrealized (loss) gain of $(2.7) million and $8.0 million during the six months ended June 30, 2016 and 2015, respectively, which are included with realized (losses) gains in Operating Revenues — Nonutility.

The fair value and maturity of these energy-related contracts determined under the mark-to-market method as of June 30, 2016 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 -3 Years	Maturity Beyond 3 Years	Total
Prices actively quoted	$14,701	$3,632	$46	$18,379
Prices provided by other external sources	5,730	1,395	20	7,145
Prices based on internal models or other valuation methods	24,681	6,662	174	31,517

Total	$45,112	$11,689	$240	$57,041

Liabilities
Source of Fair Value	Maturity <1 Year	Maturity 1 -3 Years	Maturity Beyond 3Years	Total
Prices actively quoted	$14,507	$2,065	$17	$16,589
Prices provided by other external sources	22,507	2,102	4	24,613
Prices based on internal models or other valuation methods	29,419	3,351	843	33,613

Total	$66,433	$7,518	$864	$74,815

•
NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Volumes of our NYMEX contracts included in the table above under "Prices actively quoted" are 22.8 million dekatherms (dts) with a weighted average settlement price of $2.90 per dt.

•
Basis represents the differential to the NYMEX natural gas futures contract for delivering gas to a specific location. Volumes of our basis contracts, along with volumes of our discounted index related purchase and sales contracts, included in the table above under "Prices provided by other external sources" and "Prices based on internal models or other valuation methods" are 148.7 million dts with a weighted average settlement price of $(0.49) per dt.

•
Fixed Price Gas Daily represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Volumes of our Fixed Price Gas Daily contracts included in the table above under "Prices provided by other external sources" are 30.1 million dts with a weighted average settlement price of $2.64 per dt.

•	Volumes of electric included in the table above under "Prices based on internal models or other valuation methods" are 0.2 million mwh with a weighted average settlement price of $41.25 per mwh.

A reconciliation of SJI’s estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Liabilities, January 1, 2016	$(13,074)
Contracts Settled During Six Months Ended June 30, 2016, Net	4,969
Other Changes in Fair Value from Continuing and New Contracts, Net	(9,669)

Net Derivatives — Energy Related Liabilities, June 30, 2016	$(17,774)

Interest Rate Risk — Our exposure to interest-rate risk relates to short-term and long-term variable-rate borrowings. Variable-rate debt outstanding, including short-term and long-term debt, at June 30, 2016 was $541.5 million and averaged $726.0 million during the first six months of 2016. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $4.4 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2015 - 14 b.p. increase; 2014 - 1 b.p. decrease; 2013 - 16 b.p. decrease; 2012 - 9 b.p. decrease; and 2011 - 33 b.p. increase.  At June 30, 2016, our average interest rate on variable-rate debt was 1.45%.

We typically issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable rate, long-term debt. As of June 30, 2016, the interest costs on $687.9 million of our long-term debt was either at a fixed rate or hedged via an interest rate derivative.

As of June 30, 2016, SJI’s active interest rate swaps were as follows:

Notional Amount	Fixed Interest Rate	Start Date	Maturity	Type	Obligor
$14,500,000	3.905%	3/17/2006	1/15/2026	Tax-exempt	Marina
$500,000	3.905%	3/17/2006	1/15/2026	Tax-exempt	Marina
$330,000	3.905%	3/17/2006	1/15/2026	Tax-exempt	Marina
$12,500,000	3.530%	12/1/2006	2/1/2036	Tax-exempt	SJG
$12,500,000	3.430%	12/1/2006	2/1/2036	Tax-exempt	SJG

Credit Risk - As of June 30, 2016, approximately $6.1 million, or 10.8%, of the current and noncurrent Derivatives – Energy Related Assets are transacted with two counterparties. One counterparty has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assigned to SJI in the event of default by the counterparty. The second counterparty is investment-grade rated.

As of June 30, 2016, SJRG had $87.4 million of Accounts Receivable under sales contracts. Of that total, 71.0% were with regulated utilities or companies rated investment-grade or guaranteed by an investment-grade-rated parent or were with companies where we have a collateral arrangement or insurance coverage. The remainder of the Accounts Receivable were within approved credit limits.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2016. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company are effective.

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act, during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item is incorporated by reference to Part I, Item 2, Pending Litigation, beginning on page 51.

Item 1A. Risk Factors

Other than as set forth below, there have been no material changes in our risk factors from those disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Our stated long-term goals are based on various assumptions and beliefs that may not prove to be accurate, and we may not achieve our stated long-term goals by 2020 or at all.

Our current long-term goals are to (i) grow Economic Earnings to $150 million by 2020; (ii) improve the quality of our earnings; (iii) strengthen our balance sheet; and (iv) maintain a low-to-moderate risk profile. Management established those goals in conjunction with our board of directors based upon a number of different internal and external factors that characterize and influence our current and expected future activities. For example, these long-term goals are based on certain assumptions regarding our participation in a current project to build a 100-mile natural gas pipeline in Pennsylvania and New Jersey. However, construction on this project has not yet begun, and this project is subject to a number of regulatory approvals, including approval from the Federal Energy Regulatory Commission, which is not expected until the first quarter of fiscal 2017. The target completion date for this project has been delayed until the second half of 2018, and is subject to further delay. As a result, no assurance can be given that this project will be completed on time or at all. Further, the economy of Southern New Jersey has remained depressed relative to other regions, which could cause customer delinquencies or otherwise negatively affect achievement of our long-term earnings goals. Due to a term limit, the upcoming 2017 New Jersey gubernatorial election will result in a change in administration, which could lead to unfavorable local regulatory changes that could delay approvals, require environmental remediation or capital or other expenditures or otherwise adversely affect our results of operations, financial condition or cash flows. Other factors, assumptions and beliefs of management and our board of directors on which our long-term goals were based may also prove to differ materially from actual future results. Accordingly, we may not achieve our stated long-term goals by 2020 or at all, or our stated long-term goals may be negatively revised as a result of less than expected progress toward achieving these goals, and you are therefore cautioned not to place undue reliance on these goals.

Our business could be harmed by cybersecurity threats and related disruptions

We rely extensively on information technology systems to process transactions, transmit and store information and manage our business. Disruption or failure of our information technology systems could shut down our facilities or otherwise harm our ability to safely deliver natural gas to our customers, serve our customers effectively, or manage our assets, or otherwise materially disrupt our business.

Cyber threats are constantly evolving, increasing the difficulty of detecting and successfully defending against them. SJI has experienced such attacks in the past; however, based on information currently available to SJI, none have had a material impact on its business, financial condition, results of operations or cash flows. In response, we have invested in expanded cybersecurity systems and procedures designed to ensure the continuous and uninterrupted performance of our information technology systems and protect against unauthorized access. However, all information technology systems are potentially vulnerable to security threats, including hacking, viruses, other malicious software, and other unlawful attempts to disrupt or gain access to such systems. There is no guarantee that our cybersecurity systems and procedures will prevent or detect the unauthorized access by experienced computer programmers, hackers or others.  An attack on or failure of our information technology systems could result in the unauthorized disclosure, theft, misuse or destruction of customer or employee data or business or confidential information, or disrupt the performance of our information technology systems. These events could expose us to potential liability, litigation, governmental inquiries, investigations or regulatory actions, harm our brand and reputation, diminish customer confidence, disrupt operations, and subject us to payment of fines or other penalties, legal claims by our clients and significant remediation costs.

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

101
The following financial statements from South Jersey Industries’ Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016, filed with the Securities and Exchange Commission on August 5, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Balance Sheets and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

SOUTH JERSEY INDUSTRIES, INC.
(Registrant)

Dated:	August 5, 2016	By:	/s/ Stephen H. Clark
Stephen H. Clark
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)